Form 10-K
period 1993-12-31
SOUTHERN UNION CO
filed 1994-03-29
CIK 203248

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-K

/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                                OR
/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
             1934

                           COMMISSION FILE NO. 1-6407
                            ------------------------

                             SOUTHERN UNION COMPANY

             (Exact name of registrant as specified in its charter)

              Delaware                      75-0571592
  (State or other jurisdiction of        (I.R.S. Employer
   incorporation or organization)      Identification No.)
  504 LAVACA STREET, EIGHTH FLOOR             78701
           AUSTIN, TEXAS                    (Zip Code)
  (Address of principal executive
              offices)

       Registrant's telephone number, including area code: (512) 477-5981

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                    NAME OF EACH EXCHANGE IN WHICH
             TITLE OF EACH CLASS                              REGISTERED
- ----------------------------------------------  ---------------------------------------
     Common Stock, par value $1 per share               American Stock Exchange

        Securities Registered Pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments by this Form 10-K. Yes _X_

    The aggregate market value of the voting stock held by non-affiliates of the registrant on March 21, 1994, was approximately $150,238,000. The number of shares of the registrant's Common Stock outstanding on March 21, 1994 was 10,900,586.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's proxy statement for its annual meeting of stockholders to be held on May 25, 1994 are incorporated by reference into Part III hereof, to the extent indicated herein.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

INTRODUCTION

    Southern Union Company ("Southern Union" and, together with its subsidiaries, the "Company") was incorporated under the laws of the State of Delaware in 1932. The Company's principal line of business is the distribution of natural gas as a public utility through Southern Union Gas Company ("Southern Union Gas") and Missouri Gas Energy, each of which is a division of the Company. Southern Union Gas serves approximately 483,000 residential, commercial, industrial, agricultural and other customers in the States of Texas (including the cities of Austin, Brownsville, El Paso, Galveston and Port Arthur) and Oklahoma. Missouri Gas Energy, acquired on January 31, 1994, serves approximately 472,000 customers in central and western Missouri (including the cities of Kansas City, St. Joseph, Joplin and Monett). See "Missouri Acquisition."

    Subsidiaries of Southern Union have been established to support and expand natural gas sales and to capitalize on the Company's gas energy expertise. These subsidiaries market natural gas to end-users, sell natural gas as a vehicular fuel, convert vehicles to operate on natural gas, operate intrastate and interstate natural gas pipeline systems, and sell commercial gas air conditioning and other gas-fired engine-driven applications. By providing "one-stop shopping," the Company can serve its various customers' particular energy needs, which encompass substantially all of the natural gas distribution and sales businesses from natural gas sales to specialized energy consulting services. A subsidiary also holds investments in real estate which are used primarily in the Company's utility business. See "Company Operations."

    The Company is a sales and market-driven energy company whose management is committed to achieving profitable growth of its natural gas energy businesses in an increasingly competitive business environment. Management's strategies for achieving these objectives principally consist of: (i) promoting new sales opportunities and markets for natural gas; (ii) enhancing financial and operating performance; and (iii) expanding the Company through developing existing systems and selectively acquiring new systems. Management developed and continually evaluates these strategies and the Company's implementation of them by applying their experience and expertise in analyzing the energy industry, technological advances, market opportunities and general business trends. Each of these strategies, as implemented throughout the Company's businesses, reflects the Company's commitment to its core natural gas utility business. Central to all of the Company's businesses and strategies is the sale and transportation of natural gas.

    The Company has a goal of selected growth and expansion, primarily in the natural gas industry. To that extent, the Company intends to consider, when appropriate, and if financially practicable to pursue, the acquisition of other natural gas distribution or transmission businesses. The nature and location of any such properties, the structure for any such acquisitions, and the method of financing any such expansion or growth will be determined by management and the Southern Union Board of Directors.

MISSOURI ACQUISITION

    On July 9, 1993, Southern Union entered into an Agreement for the Purchase of Assets (the "Missouri Asset Purchase Agreement") with Western Resources, Inc. ("Western Resources"), pursuant to which Southern Union purchased from Western Resources (the "Missouri Acquisition") certain Missouri natural gas distribution operations (the "Missouri Business"). The purchase was consummated on January 31, 1994. Southern Union paid Western Resources approximately $400,300,000 in cash for the Missouri Business. The final determination of the purchase price and all prorations and adjustments is expected to be finalized by May 30, 1994.

    Southern Union operates the Missouri Business as Missouri Gas Energy, which is headquartered in Kansas City, Missouri. As a result of the Missouri Acquisition, the Company nearly doubled the number of customers served by its natural gas distribution system and became one of the top 15 gas utilities in the United States, as measured by number of customers. In addition, the Missouri Acquisition lessens the sensitivity of the Company's operations to weather risk and local economic conditions by diversifying operations into a different geographic area. The incurrence of additional debt and issuance of new equity in connection with the Missouri Acquisition also significantly changed the Company's capital structure. See "Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") -- Investing Activities" and "Subsequent Events" in the Notes to the Consolidated Financial Statements for the year ended December 31, 1993.

    The approval of the Missouri Acquisition by the Missouri Public Service Commission ("MPSC") was subject to the terms of a stipulation and settlement agreement (the "MPSC Stipulation") among Southern Union, Western Resources, the MPSC staff and all intervenors in the MPSC proceeding. Among other things, the MPSC Stipulation: (i) provides that the Company attain a total debt to total capital ratio that does not exceed Standard and Poor's Corporation's Utility Financial Benchmark ratio for the lowest investment grade investor-owned natural gas distribution company (which, at January 31, 1994, would be approximately 58%) in order to implement any general rate increase with respect to the Missouri Business; (ii) prohibits Southern Union from implementing a general rate increase in Missouri before January 31, 1997 except in certain unusual events; (iii) required Western Resources to contribute an additional $9,000,000 to the Missouri Business' employees' and retirees' qualified defined benefit plan assets transferred to the Company; and (iv) requires the Company to contribute an additional $3,000,000 to the Company's qualified defined benefit plan applicable to the Missouri Business' employees and retirees; and (v) requires the Company to reduce rate base by $30,000,000 (to be amortized over a ten year period) to compensate rate payers for rate base reductions that were eliminated as a result of the acquisition.

    The Missouri Acquisition was funded through a $50,000,000 subscription rights offering of Common Stock (the "Rights Offering") completed in December 1993 and the sale of $475,000,000 of 7.60% Senior Notes due 2024 (the "Senior Debt Securities") in January 1994. The net proceeds from the Rights Offering, together with the net proceeds from the sale of the Senior Debt Securities and working capital from operations, have been or will be used to: (i) fund the Missouri Acquisition; (ii) refinance $20,000,000 aggregate principal amount of 10 1/8% Notes due May 15, 1994; (iii) repay approximately $59,300,000 of borrowings under the Company's $100,000,000 revolving credit facility, used to fund the acquisition of the Rio Grande Valley Gas Company and to repurchase all of Southern Union's outstanding preferred stock; (iv) refinance $10,000,000 aggregate principal amount of 9.45% Senior Notes due January 31, 2004 and $25,000,000 aggregate principal amount of 10% Senior Notes due January 31, 2012, and the related premium of $10,400,000 resulting from the early extinguishment of the 9.45% and 10% Senior Notes; and (v) refinance $50,000,000 aggregate principal amount of 10.5% Sinking Fund Debentures due May 15, 2017, and the premium of $3,300,000 resulting from the early extinguishment of such debentures. See Business -- "Other Acquisitions and Divestitures" and "MD&A -- Liquidity and Capital Resources."

    Southern Union assumed certain liabilities of Western Resources with respect to the Missouri Business, including liabilities arising from certain specified contracts assigned to Southern Union at closing, including gas supply and transportation contracts, office equipment leases and real estate leases, liabilities arising from certain contracts entered into by Western Resources in the ordinary course of business, certain liabilities that have arisen or may arise from the operation of the Missouri Business, and liabilities for certain accounts payable of Western Resources pertaining to the Missouri Business.

    Southern Union and Western Resources also entered into an Environmental Liability Agreement at closing. Subject to the accuracy of certain representations made by Western Resources in the Missouri Asset Purchase Agreement, the agreement provides for a tiered approach to the allocation of substantially all liabilities under environmental laws that may exist or arise with respect to the Missouri Business. The agreement contemplates Southern Union first seeking reimbursement from other potentially responsible parties, or recovery of such costs under insurance or through rates charged to customers. To the extent certain environmental liabilities are discovered by Southern

Union prior to July 9, 1995, and are not so reimbursed or recovered, Southern Union will be responsible for the first $3,000,000, if any, of out of pocket costs and expenses incurred to respond to and remediate any such environmental claim. Thereafter, Western Resources would share one-half of the next $15,000,000 of any such costs and expenses, and Southern Union would be solely liable for any such costs and expenses in excess of $18,000,000. The Company believes that it will be able to obtain substantial reimbursement or recovery for any such environmental liabilities from other potentially responsible third parties, under insurance or through rates charged to customers.

    Pursuant to the terms of an Employee Agreement with Western Resources entered into on July 9, 1993, after the closing of the Missouri Acquisition, Southern Union employed certain employees of Western Resources involved in the operation of the Missouri Business ("Continuing Employees"). Under the terms of the Employee Agreement, the assets and liabilities attributable to Continuing Employees and retired employees who had been necessary to the operation of the Missouri Business ("Retired Employees") under Western Resources' qualified defined benefit plans were transferred to a qualified defined benefit plan of Southern Union that will provide benefits to Continuing Employees and Retired Employees substantially similar to those provided for under Western Resources' defined benefit plans. Southern Union amended its defined benefit plan to cover the Continuing Employees and Retired Employees and provide Continuing Employees and Retired Employees with certain welfare, separation and other benefits and arrangements.

OTHER ACQUISITIONS AND DIVESTITURES

    In September 1993, the Company acquired the Rio Grande Valley Gas Company ("Rio Grande"), a subsidiary of Valero Energy Corporation, for approximately $30,500,000 (the "Rio Grande Acquisition"). Rio Grande serves approximately 76,000 customers in the south Texas counties of Willacy, Cameron and Hidalgo which includes 32 towns and cities along the Mexico border, including Harlingen, McAllen and Brownsville (the southernmost city in the U.S.). The Company initially funded the purchase with borrowings from its revolving credit facility, which was subsequently paid down out of the net proceeds from the Rights Offering and the sale of the Senior Debt Securities. See MD&A -- "Liquidity and Capital Resources."

    During May 1993, the Company acquired the natural gas distribution facilities of Berry Gas Company (the "Berry Gas Acquisition") which serves the Texas cities and towns of Nome, Raywood, Hull and Devers for approximately $274,000. In July 1993, the Company acquired the natural gas distribution facilities serving the city of Eagle Pass, Texas (the "Eagle Pass Acquisition"), for approximately $2,000,000. Combined, these operations collectively serve approximately 4,600 customers.

    In February 1993, Southern Union Exploration Company ("SX"), a wholly owned subsidiary of Southern Union, entered into a purchase and sale agreement pursuant to which it sold substantially all of its oil and gas leasehold interests and associated production for approximately $22,000,000, effective January 1, 1993. The Company estimated and recorded a book loss on the sale of approximately $4,400,000 as of December 31, 1992. In connection with the sale, the Company recorded an income tax liability of approximately $6,960,000 resulting from the recognition of a tax basis gain of approximately $18,800,000.

    During 1992, the Company acquired the natural gas distribution facilities of Nixon, Texas (the "Nixon Acquisition"). Also, the Company added approximately 12 miles of pipeline which transports gas to the community of Sabine Pass, Texas. During 1991, the Company acquired the natural gas distribution and transmission facilities serving an area in south Texas that includes the cities of Luling, Lockhart, Cuero, Yoakum, Shiner and Gonzales (the "South Texas Acquisition") and the natural gas distribution facilities serving the city of Andrews, Texas (the "Andrews Acquisition"). Also in 1991, Southern Union acquired Brazos River Gas Company (the "Brazos River Acquisition"), a natural gas distribution company serving the north Texas cities of Mineral Wells, Weatherford, Graham, Breckenridge, Millsap, Jacksboro and surrounding communities. These distribution operations collectively serve approximately 35,000 customers.

    In November 1991, the Company sold the assets of its Arizona gas utility operations for approximately $46,000,000, including cash of $40,400,000 and assumed liabilities of $5,600,000 (the "Arizona Sale"). Cash proceeds after taxes approximated $32,800,000. The Arizona gas operations served approximately 62,000 customers.

COMPANY OPERATIONS

    The Company's principal line of business is the distribution of natural gas through its Southern Union Gas and Missouri Gas Energy divisions. Southern Union Gas provides service to a number of communities and rural areas in Texas, including the municipalities of Austin, Brownsville, El Paso, Galveston, Harlingen, McAllen and Port Arthur, as well as several communities in the Oklahoma panhandle. Missouri Gas Energy provides service to various cities and communities in central and western Missouri including Kansas City, St. Joseph, Joplin and Monett. The Company's gas utility operations are generally seasonal in nature, with a significant percentage of its annual revenues and earnings occurring in the traditional heating-load months.

    Western Gas Interstate Company ("WGI"), a wholly owned subsidiary of Southern Union, operates interstate pipeline systems principally serving the Company's gas distribution properties in the El Paso, Texas area and in the Texas and Oklahoma panhandles. During 1993 WGI received approval in its restructuring and rate case dockets from the Federal Energy Regulatory Commission (FERC) which allowed WGI to implement services pursuant to FERC Order No. 636. WGI is now providing unbundled transportation service for those gas volumes entering the pipeline's transportation system. WGI also completed its second year of exports to Mexico, transporting approximately 8,500 million cubic feet (MMcf) to the city of Juarez and the Samalayuca Power Plant.

    Southern Transmission Company ("Southern"), a wholly owned subsidiary of Southern Union, owns and operates approximately 123 miles of intrastate pipeline. Southern's system connects the cities of Lockhart, Luling, Cuero, Shiner, Yoakum, and Gonzales, Texas, as well as an industrial customer in Port Arthur, Texas. Southern also owns a transmission line which supplies gas to the community of Sabine Pass, Texas.

    Mercado Gas Services Inc. ("Mercado"), a wholly owned subsidiary of Southern Union, markets natural gas to various large volume customers. Mercado's sales and purchase activities are made through short-term contracts. These contracts and business activities are not subject to direct rate regulation.

    Southern Union Econofuel Company ("Econofuel"), a wholly owned subsidiary of Southern Union, was formed in 1990 to market and sell natural gas for natural gas vehicles ("NGVs") as an alternative fuel to gasoline. Econofuel owns fuel dispensing equipment in Austin, El Paso, Port Arthur, and Galveston, Texas located at independent retail fuel stations for NGVs. These stations serve fleet and other public vehicles which have been manufactured or converted to operate on natural gas. In 1991, Econofuel and Natural Gas Development Company, Inc. of California, formed a joint venture that, in 1992 opened the Natural Gas Vehicle Technology Centers, L.L.P. (the "Tech Center") in Austin, Texas. The Tech Center converts gasoline-driven vehicles to operate using natural gas. Since its opening, the Tech Center has converted about 1,200 fleet vehicles and buses to operate on natural gas.

    Southern Union Energy Products and Services Company ("SUEPASCO"), a wholly owned subsidiary of the Company, was formed during 1992 to market and sell commercial gas air conditioning, irrigation pumps and other gas-fired engine driven applications and related services.

    Southern Union Energy International, Inc. ("International"), a wholly owned subsidiary of the Company, was also formed during 1992 to participate in energy related projects internationally.

    In addition, the Company holds investments in commercially developed real estate as well as undeveloped tracts of land through its wholly owned subsidiary, Lavaca Realty Company ("Lavaca Realty").

COMPETITION

    Southern Union Gas and Missouri Gas Energy are not currently in significant direct competition with any other distributors of natural gas to residential and small commercial customers within their service areas. In recent years, certain large volume customers, primarily industrial and significant commercial customers, have had opportunities to access alternative natural gas supplies and, in some instances, delivery service from pipeline systems. The Company has offered transportation arrangements to customers who secure their own gas supplies. These transportation arrangements, coupled with the efforts of the Company's marketing subsidiary, Mercado, enable the Company to provide competitively priced gas service to these large volume customers. In addition, the Company has successfully used flexible rate provisions, when needed, to prevent by-pass of the Company's distribution system.

    As energy providers, Southern Union Gas and Missouri Gas Energy have historically competed with alternative energy sources, particularly electricity and also propane, coal, natural gas liquids and other refined products available in the Company's service areas. At present rates, the cost of electricity to residential and commercial customers in the Company's service areas generally is higher than the effective cost of its natural gas service. There can be no assurances, however, that future fluctuations in gas and electric costs will not reduce the cost advantage of natural gas service.

    The following operating cost analysis provides a comparison of annual gas and electric costs for three typical residential energy applications in the three largest cities (which represent approximately 72% of the present customers) served by Southern Union Gas and Missouri Gas Energy:

                                                        KANSAS CITY,
                                                          MISSOURI           AUSTIN, TEXAS       EL PASO, TEXAS
                                                     -------------------  -------------------  -------------------
APPLICATION                                          GAS(A)  ELECTRIC(B)  GAS(A)  ELECTRIC(B)  GAS(A)  ELECTRIC(B)
- ---------------------------------------------------  ------  -----------  ------  -----------  ------  -----------
Water Heater(c)....................................  $ 128   $      325   $ 118   $      490   $  86   $      529
Furnace
  Gas..............................................  $ 383       --       $ 141       --       $ 173       --
  Electric Heat Pump...............................   --     $      484    --     $      196    --     $      361
  Electric Resistance..............................   --     $      806    --     $      587    --     $      870

- ------------------------
(a) Gas prices contain the cost of service rates effective since October 15, 1993 for Kansas City, Missouri; since July 1993 for Austin, Texas; and since November 1993 for El Paso, Texas. The cost of gas rates are based on average area prices for the year ended January 1994. The combined service and gas rates amount to $.457 per hundred cubic feet (CCF) of gas in Kansas City, Missouri; $.423 per CCF of gas in Austin, Texas; and $.308 per CCF of gas in El Paso, Texas.
(b) Annual average electric rates were used to calculate electric water heater costs. Winter average electric rates were used to calculate furnace costs. The Kansas City annual average electric rate was $.093 per Kilowatt hour
      (KWH), and the winter average rate was $.062 per KWH. The Austin annual average electric rate was $.093 per KWH, and the winter average rate was $.083 per KWH. The El Paso annual average electric rate was $.101 per KWH, and the winter average rate was $.096 per KWH.
(c) Based on Department of Energy first hour rating test procedure, an average family uses 64.3 gallons of hot water per day.

    The Company believes that similar gas price advantages exist for commercial and industrial applications. In addition, the cost of expansion for peak load requirements of electricity in some of Southern Union Gas' service areas has historically provided opportunities to allow energy switching to natural gas pursuant to integrated resource planning techniques. Electric competition has responded by offering equipment rebates and incentive rates.

    Competition between the use of fuel oil and natural gas, particularly by industrial, electric generation and agricultural customers, has increased as oil prices have decreased. While competition between such fuels is generally more intense outside the Company's service areas, this competition affects the nationwide market for natural gas. Additionally, the general economic conditions in its service areas continue to affect certain customers and market areas, thus impacting the results of the Company's operations.

GAS SUPPLY

    The low cost for natural gas service is attributable to efficient operations and the Company's ability to contract for natural gas using favorable mixes of long-term and short-term supply arrangements and favorable transportation contracts. The Company has been directly acquiring its gas supplies since the mid 1980s when interstate pipeline systems opened their systems for transportation service. The Company has the organization, personnel and equipment necessary to dispatch and monitor gas volumes on a daily and even hourly basis to ensure reliable service to customers.

    This experience will be of major significance in the post FERC Order 636 procurement environment. FERC Order 636 promotes the "unbundling" of services offered by interstate pipeline companies. As a result, gas purchasing and transportation decisions and associated risks now shift from the pipeline companies to the gas distributors. The increased demands on distributors to effectively manage their gas supply in an environment of volatile gas prices will provide an advantage to distribution companies such as Southern Union that have demonstrated a history of contracting favorable and efficient gas supply arrangements in an open market system.

    The majority of Southern Union Gas' 1993 gas requirements for utility operations were delivered under long-term transportation contracts through five major pipeline companies. These contracts have various expiration dates ranging from 1995 through 2011. Southern Union Gas also purchases significant volumes of gas under long-term and short-term arrangements with suppliers. The amounts of such short-term purchases are contingent upon price. Southern Union Gas and Missouri Gas Energy both have firm supply commitments for all areas that are supplied with gas purchased under short-term arrangements.

    Gas sales and/or transportation contracts with interruption provisions, whereby large volume users purchase gas with the understanding that they may be forced to shut down or switch to alternate sources of energy at times when the gas is needed for higher priority customers, have been utilized for load management by Southern Union and the gas industry as a whole for many years. In addition, during times of special supply problems, curtailments of deliveries to customers with firm contracts may be made in accordance with guidelines established by appropriate federal and state regulatory agencies. There have been no supply-related curtailments of deliveries to Southern Union Gas or Missouri Gas Energy utility sales customers during the last ten years.

    The following table shows, for each of Southern Union Gas' principal service areas, the percentage of gas utility revenues and sales volume for 1993, the average cost per Mcf of gas in 1993, and the primary delivery systems:

                                      PERCENT OF
                                      GAS UTILITY   PERCENT OF GAS
                                      REVENUES IN    UTILITY SALES   1993 AVERAGE
SERVICE AREA                             1993       VOLUME IN 1993   COST PER MCF          PRIMARY SOURCE OF SUPPLY
- -----------------------------------  -------------  ---------------  -------------  --------------------------------------
El Paso............................           32              34       $    2.66    El Paso Natural Gas Company
Austin.............................           29              25            2.48    Valero Transmission Company
Port Arthur........................            6               5            2.64    Midcon Texas Pipeline Company
Galveston..........................            4               3            2.53    Houston Pipeline Company
Rio Grande Valley..................            4               2            4.69    Valero Transmission Company
Pipeline and marketing.............            8              16            2.11    Various
Panhandle..........................           11              11            2.63    Various
West Texas.........................            3               2            2.38    Various
South Texas........................            3               2            3.73    Valero Transmission Company
                                             ---             ---
                                             100             100
                                             ---             ---
                                             ---             ---

    Missouri Gas Energy provides gas service to Kansas City, St. Joseph, Joplin, Monett and surrounding communities in central and western Missouri. The average cost per Mcf of gas supplied to Missouri Gas Energy in 1993 was $3.04. The primary source of supply to Missouri Gas Energy's service areas is Williams Natural Gas Company.

UTILITY REGULATION AND RATES

    The Company's rates and operations are subject to regulation by federal, state and local authorities. In Texas, municipalities have primary jurisdiction over rates within their respective incorporated areas. Rates in adjacent environs areas and appellate matters are the responsibility of the Railroad Commission of Texas. Rates in Oklahoma are subject to regulation by the Oklahoma Corporation Commission. In Missouri, rates are established by the MPSC on a system wide basis. The FERC and the Railroad Commission of Texas have jurisdiction over rates, facilities and services of WGI and Southern, respectively.

    The Company holds non-exclusive franchises with varying expiration dates in all incorporated communities where it is necessary to do so to carry on its business as it is now being conducted. In the five largest cities in which the Company's utility customers are located, such franchises expire as follows:
Kansas City, Missouri in 1997; El Paso, Texas in 2000; Austin, Texas in 2006; and Port Arthur, Texas in 2013. The franchise in St. Joseph, Missouri is perpetual.

    Gas service rates are established by regulatory authorities to collectively permit utilities to recover operating, administrative and finance costs, and to earn a return on equity. Gas costs are billed to customers through purchase gas adjustment clauses which permit the Company to adjust its sales price as the cost of purchased gas changes. The appropriate regulatory authority must receive notice of such adjustments prior to billing implementation. This is important because the cost of natural gas accounts for a significant portion of the Company's total expenses.

    The Company must support any service rate changes to its regulators using an historic test year of operating results adjusted to normal conditions and for any known and measurable revenue or expense changes. Because the rate regulatory process has certain inherent time delays, rate orders may not reflect the operating costs at the time new rates are put into effect.

    The monthly customer bill contains a fixed service charge, a usage charge for service to deliver gas, and a charge for the amount of natural gas used. While the monthly fixed charge provides an even revenue stream, the usage charge increases the Company's annual revenue and earnings in the traditional heating load months when usage of natural gas increases. The majority of the Company's rate increases in Texas and Oklahoma in recent years have been reflected in increased monthly fixed charges which help stabilize earnings. Weather normalization clauses, now in place in Austin and three other service areas in Texas, also help stabilize earnings.

    On February 10, 1993, the Company's South Texas service area received an annualized rate increase of $777,000. On June 10, 1993, the Austin City Council approved an ordinance reflecting (i) an approximate $1,700,000 base revenue increase, (ii) new and increased fees that will add approximately $250,000 annually, and (iii) weather normalization clause revisions. The Austin rate increase became effective as of July 1, 1993. On October 5, 1993, the MPSC approved an order reflecting a $9,750,000 revenue increase to Missouri Gas Energy. The Missouri rate increase became effective October 15, 1993. On October 12, 1993, the El Paso City Council approved an ordinance reflecting an approximate revenue increase of $463,000. The El Paso rate increase became effective November 1, 1993. These rate increases should contribute significantly to the Company's earnings in 1994.

    The following table summarizes the rate increases that have been granted over the last three years:

                                                                          1993       1992       1991
                                                                        ---------  ---------  ---------
                                                                            (THOUSANDS OF DOLLARS)
Southern Union Gas
  Austin, Texas.......................................................  $   1,950     --      $   3,311
  El Paso, Texas......................................................        463  $   1,741     --
  All other...........................................................        981      1,001        244
                                                                        ---------  ---------  ---------
                                                                        $   3,394  $   2,742  $   3,555
Missouri Gas Energy...................................................      9,750      7,300     --
                                                                        ---------  ---------  ---------
                                                                        $  13,144  $  10,042  $   3,555
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

    In addition to the regulation of its utility and pipeline businesses, the Company is affected by numerous other regulatory controls, including, among others, pipeline safety requirements of the Department of Transportation, safety regulations under the Occupational Safety and Health Act, and various state and federal environmental statutes and regulations. The Company believes that its operations are in compliance with applicable safety and environmental statutes and regulations.

STATISTICS OF GAS UTILITY AND RELATED OPERATIONS

    The following table provides by division and/or region the number of gas utility customers served:

                                                                                       DECEMBER 31
                                                                      FEBRUARY 1,  --------------------
                                                                         1994        1993       1992
                                                                      -----------  ---------  ---------
Southern Union Gas:
  El Paso and West Texas............................................     169,019     168,361    165,937
  Austin and Central Texas..........................................     153,627     153,096    149,896
  Rio Grande Valley.................................................      76,625      75,770     --
  Gulf Coast........................................................      53,087      52,953     52,127
  Panhandle.........................................................      32,859      32,821     32,874
                                                                      -----------  ---------  ---------
                                                                         485,217     483,001    400,834
                                                                      -----------  ---------  ---------
                                                                      -----------  ---------  ---------
Missouri Gas Energy:
  Kansas City, Missouri Metropolitan Area...........................     369,659      --         --
  St. Joseph, Joplin, Monett and others.............................     102,704      --         --
                                                                      -----------  ---------  ---------
                                                                         472,363      --         --
                                                                      -----------  ---------  ---------
                                                                         957,580     483,001    400,834
                                                                      -----------  ---------  ---------
                                                                      -----------  ---------  ---------

    STATISTICS OF GAS UTILITY AND RELATED OPERATIONS. The following table shows certain operating statistics of Southern Union Gas' utility business for the periods indicated:

                                                                                   YEARS ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                1993         1992         1991
                                                                             -----------  -----------  -----------
Average number of gas sales customers served:
  Residential..............................................................      391,154      365,187      394,508
  Commercial...............................................................       26,814       25,853       30,132
  Industrial and irrigation................................................          774          796          861
  Public authorities and other.............................................        2,309        2,206        2,521
  Pipeline and marketing...................................................          182          157           55
                                                                             -----------  -----------  -----------
    Total average customers served.........................................      421,233      394,199      428,077
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Gas sales in millions of cubic feet (MMcf):
  Residential..............................................................       22,171       21,356       23,102
  Commercial...............................................................        9,545        9,059       10,466
  Industrial and irrigation................................................        2,615        2,881        2,880
  Public authorities and other.............................................        2,938        3,002        3,545
  Pipeline and marketing...................................................        6,934       14,849        4,949
                                                                             -----------  -----------  -----------
    Gas sales billed.......................................................       44,203       51,147       44,942
  Net change in unbilled gas sales.........................................          656          (43)      (1,263)
                                                                             -----------  -----------  -----------
    Total gas sales........................................................       44,859       51,104       43,679
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Gas sales revenues (thousands of dollars):
  Residential..............................................................  $   117,954  $   102,028  $   119,604
  Commercial...............................................................       41,219       34,261       44,011
  Industrial and irrigation................................................        9,206        8,655        9,519
  Public authorities and other.............................................       10,592        9,437       12,409
  Pipeline and marketing...................................................       16,247       28,793       11,817
                                                                             -----------  -----------  -----------
    Gas revenues billed....................................................      195,218      183,174      197,360
  Net change in unbilled gas sales revenues................................        4,141          214       (7,499)
                                                                             -----------  -----------  -----------
    Total gas sales revenues...............................................  $   199,359  $   183,388  $   189,861
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Gas sales margin (thousands of dollars): (a)...............................  $    88,975  $    80,470  $    80,623
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Gas sales revenue per thousand cubic feet (Mcf) billed (b):
  Residential..............................................................  $     5.320  $     4.777  $     5.177
  Commercial...............................................................        4.318        3.782        4.205
  Industrial and irrigation................................................        3.520        3.004        3.305
  Public authorities and other.............................................        3.605        3.144        3.500
  Pipeline and marketing...................................................        2.343        1.939        2.388
Weather effect:
  Degree days (c)..........................................................        1,954        2,020        2,439
  Percent of normal, based on 30 year average (d)..........................           89%          91%          95%
Gas transported in millions of cubic feet (MMcf)...........................       22,750       25,438        8,608
Gas transportation revenues (thousands of dollars).........................  $     6,485  $     5,943  $     5,686

- ------------------------
(a)   Gas sales revenues less purchased gas costs is equal to gas sales margin.
(b) Fluctuations in gas price billed between 1993, 1992 and 1991 reflect changes in the average cost of purchased gas.
(c) "Degree days" are a measure of the coldness of the weather experienced. A Degree day is equivalent to each degree that the daily mean temperature for a day falls below 65 degrees Fahrenheit.
(d) Information with respect to weather conditions is provided by the National Oceanic and Atmospheric Administration. Percentages of normal are computed based on the weighted average number of customers.

    The following table shows certain operating statistics of Missouri Gas Energy for the periods indicated:

                                                                                 YEARS ENDED DECEMBER 31, (A)
                                                                             -------------------------------------
                                                                                1993         1992         1991
                                                                             -----------  -----------  -----------
Average number of gas sales customers served:
  Residential..............................................................      396,755      399,421      397,447
  Commercial...............................................................       57,330       57,615       50,609
  Industrial...............................................................          260          249          238
                                                                             -----------  -----------  -----------
    Total average customers served.........................................      454,345      457,285      448,294
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Gas sales in millions of cubic feet (MMcf):
  Residential..............................................................       47,244       39,839       43,506
  Commercial...............................................................       22,669       19,450       20,962
  Industrial...............................................................          309        1,254        1,062
                                                                             -----------  -----------  -----------
    Gas sales billed.......................................................       70,222       60,543       65,530
  Net change in unbilled gas sales.........................................          (58)       1,043       (1,688)
                                                                             -----------  -----------  -----------
    Total gas sales........................................................       70,164       61,586       63,842
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Gas sales revenues (thousands of dollars):
  Residential..............................................................  $   215,806  $   195,073  $   207,448
  Commercial...............................................................       95,520       84,995       88,267
  Industrial...............................................................        2,015        4,406        4,479
                                                                             -----------  -----------  -----------
    Gas revenues billed....................................................      313,341      284,474      300,194
  Net change in unbilled gas sales revenues................................        3,818        3,618       (5,668)
                                                                             -----------  -----------  -----------
    Total gas sales revenues...............................................  $   317,159  $   288,092  $   294,526
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Gas sales margin (thousands of dollars) (b)................................  $   107,687  $   105,091  $   101,016
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Gas sales revenue per thousand cubic feet (Mcf) billed:
  Residential..............................................................  $     4.568  $     4.897  $     4.768
  Commercial...............................................................        4.214        4.369        4.211
  Industrial...............................................................        6.521        3.514        4.218
Weather effect:
  Degree days (c)..........................................................        5,721        4,852        5,017
  Percent of normal, based on 30 year average..............................          106%          90%          95%
Gas transported in millions of cubic feet (MMcf)...........................       28,064       26,381       27,720
Gas transportation revenues (thousands of dollars).........................  $     6,676  $     7,888  $    11,063

- ------------------------
(a) Missouri Gas Energy was acquired by the Company on January 31, 1994 and therefore is not consolidated with the Company as of December 31, 1993. The Company will include Missouri Gas Energy in its results of operations subsequent to January 31, 1994.
(b)   Gas sales revenues less purchased gas costs is equal to gas sales margin.
(c) "Degree days" are a measure of the coldness of the weather experienced. A Degree day is equivalent to each degree that the daily mean temperature for a day falls below 65 degrees Fahrenheit.

INVESTMENTS IN REAL ESTATE

    In February 1993, Southern Union entered into a settlement agreement with the Resolution Trust Corporation ("RTC") with respect to Southern Union's former subsidiary, First Bankers Trust & Savings Association. As part of the settlement, in return for payment by the Company of $4,792,000, the RTC dismissed a $6,174,000 judgment for specific performance of a contract to purchase real estate; canceled notes in the principal amount of $1,600,000; permitted the Company to terminate a $2,000,000 letter of credit; deeded the Company a 21-acre tract in Austin, Texas; and released certain other claims asserted in the settled litigation. This settlement had no impact on earnings since the Company had previously recorded a reserve for the related loss contingency. In December 1993, Lavaca Realty sold this land for approximately $794,000, resulting in an after tax gain of approximately $321,000. See "Real Estate" in the Notes to the Consolidated Financial Statements for the year ended December 31, 1993.

    Lavaca Realty owns a commercially developed tract of land in the central business district of Austin, Texas, containing a combined 11-story office building, parking garage, a drive-through bank and a mini-bank facility ("Lavaca Plaza"). Approximately 49% of the office space at Lavaca Plaza is used in the Company's business while 51% is leased, or under option to lease, to non-affiliated entities. Lavaca Realty also owns a commercially developed tract of land in Austin, Texas that is used exclusively in the Company's business. Other real estate investments held at December 31, 1993 include 12 acres of undeveloped land in Dallas, Texas and 42 acres of undeveloped land in Denton, Texas. The Company is attempting to sell all undeveloped real estate.

BUSINESS HELD FOR SALE

    In February 1993, SX entered into a purchase and sales agreement with certain limited partnerships affiliated with a Dallas-based company to sell all of its oil and gas leasehold interests and associated production for approximately $22,000,000, effective as of January 1, 1993. SX, which was engaged in the development and production of oil and gas, held varying interests in producing oil and gas wells located primarily in New Mexico and Texas.

    The Company accounted for SX as a business held for sale wherein adjustments were made to reflect the valuation of this business to an estimated net realizable value. At December 31, 1992 and 1991, the Company estimated and recorded a book loss on future disposal of $4,400,000 and $2,250,000, respectively. In addition, at the time of the sale the Company incurred a tax liability of approximately $6,960,000 resulting from the recognition of a tax basis gain of approximately $18,800,000. The sale closed on March 31, 1993.

EMPLOYEES

    As of February 28, 1994, the Company had 1,923 employees, of whom 1,488 were paid on an hourly basis, 419 were paid on a salary basis and 16 were paid on a commission basis. Of the 1,488 hourly paid employees, approximately 57% were represented by unions. Of those employees represented by unions, 78% are employed by Missouri Gas Energy.

    In December 1992, the Company announced an early retirement program available to certain of the Company's employees with an election period from January to March 1993. Approximately 75 of an eligible 109 employees accepted the early retirement program.

    From time to time the Company may be subject to labor disputes; however, such disputes have not previously disrupted its business. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES.

    See Item 1, "Business," for information concerning the general location and characteristics of the important physical properties and assets of the Company.

    Southern Union Gas' system consists of 8,452 miles of mains, 3,601 miles of service lines and 307 miles of transmission lines. Missouri Gas Energy's system consists of 6,930 miles of mains, 3,333 miles of service lines and 71 miles of transmission lines. WGI's system consists of 219 miles of transmission lines and 50 miles of gathering lines and Southern's system consists of 123 miles of transmission lines. The Company considers the systems to be in good condition and to be well maintained, and it has a continuing replacement program based on historical performance and system surveillance.

    Missouri Gas Energy is required, pursuant to an MPSC order, to replace certain service and main lines. This has amounted to an annual capital expenditure of approximately $20,000,000. In addition, the MPSC has issued accounting orders in the past to allow the deferral for future recovery in rates of related financing costs, depreciation and property taxes incurred in the periods between rate filings. The Company believes the MPSC will allow Missouri Gas Energy to continue such deferral and recovery.

ITEM 3.  LEGAL PROCEEDINGS.

    See "Commitments  and  Contingencies"  and "Subsequent  Events  --  Missouri
Acquisition" in the Notes to Consolidated Financial Statements for the year ended December 31, 1993 for discussions of the Company's legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of security holders of Southern Union during the quarter ended December 31, 1993.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

MARKET INFORMATION

    Southern Union's common stock is traded on the American Stock Exchange under the symbol "SUG". On February 11, 1994 the Company's Board of Directors declared a three for two stock split distributed in the form of a 50% stock dividend on March 9, 1994 to stockholders of record on February 23, 1994. The high and low sales prices (adjusted for the March 9, 1994 distribution) for shares of Southern Union common stock for the period January 1, 1994 through March 21, 1994 and for each quarter in 1993 and 1992 are set forth below:

                                                                                                           $/SHARE
                                                                                                      ------------------
                                                                                                       HIGH        LOW
                                                                                                      -------    -------
1994:
  January 1 to March 21............................................................................    24 1/2     17 3/8
1993:
  Fourth Quarter...................................................................................    21 1/8     13 1/4
  Third Quarter....................................................................................    14 7/8     12 1/2
  Second Quarter...................................................................................    13 1/2     11 1/8
  First Quarter....................................................................................    13 7/8      9 3/8
1992:
  Fourth Quarter...................................................................................    10 7/8      9 3/8
  Third Quarter....................................................................................    10 7/8      9 1/8
  Second Quarter...................................................................................    10 1/8      9 1/8
  First Quarter....................................................................................    10 5/8      9 3/8

HOLDERS

    As of March 21, 1994, there were 272 holders of record of the registrants' common stock. This number does not include persons whose shares are held of record by a bank, brokerage house, or clearing agency, but does include any such bank, brokerage house or clearing agency.

    There were 10,900,586 shares of the registrants' common stock outstanding on March 21, 1994 of which 6,496,772 shares were held by non-affiliates.

DIVIDENDS

    Southern Union paid no dividends on its common stock in 1993, 1992 or 1991. Provisions in certain of Southern Union's long-term notes and its bank revolving credit facility limit the payment of cash or asset dividends on capital stock. Under the most restrictive provisions in effect, as a result of the January 1994 sale of Senior Debt Securities, Southern Union may not declare or pay any cash or asset dividend on its common stock (other than dividends and distributions payable solely in shares of its common stock or in rights to acquire its common stock) or acquire or retire any of Southern Union's common stock, unless no event of default exists and the Company meets certain financial ratio requirements.

    On February 11, 1994, Southern Union's Board of Directors also approved the commencement of regular stock dividends of approximately 5% annually. The first such dividend is expected to be a 5% stock dividend to be declared in connection with the Company's annual meeting of stockholders to be held on May 25, 1994. The specific declaration, record and distribution dates for each stock dividend will be determined by the Board and announced at a date no later than the annual stockholders meeting each year. A portion of the 5% stock dividend expected to be distributed in 1994 may be characterized as a distribution of capital depending upon the level of the Company's retained earnings available as of the record date of that distribution.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                     YEARS ENDED DECEMBER 31,
                                                  ---------------------------------------------------------------
                                                    1993(A)      1992(A)      1991(A)      1990(A)       1989
                                                  -----------  -----------  -----------  -----------  -----------
                                                         (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
Total operating revenues........................  $   209,005  $   192,445  $   200,261  $   199,865  $   197,460
Earnings from continuing operations.............        7,733        6,391        4,673          387          851
Earnings (loss) from continuing operations per
 share of common stock (b)......................          .87          .49          .27         (.27)        (.21)
Total assets (c)................................      416,207      377,167      369,783      379,856      316,186
Long-term debt..................................      109,574      109,924      111,618      104,922      106,061
Redeemable preferred stock......................      --            24,900       25,000       25,000       25,000
Cash dividends paid per share of common stock
 (b)............................................      --           --           --           --               .10

- ------------------------
(a) The Company completed the Berry Gas, Eagle Pass and Rio Grande acquisitions during 1993 and the Nixon acquisition in 1992. In addition, during 1991 the Company completed the South Texas, Brazos River and Andrews acquisitions and also completed the Arizona Sale. In February 1990, the Company merged with Metro Mobile CTS, Inc. (the "Merger"). For these reasons the results of operations of the Company for the periods subsequent to the Merger are not comparable to those periods prior to the Merger nor are the 1993, 1992 and 1991 results of operations comparable between periods.
(b) Earnings per share in 1993, 1992 and 1991 were computed based on the weighted average number of shares of common stock outstanding during the year adjusted for the three for two stock split effected as a 50% stock dividend which was distributed on March 9, 1994. Losses per share prior to 1991 were calculated as though the common shares outstanding after the Merger were outstanding during each period presented. Cash dividends paid per common share prior to the Merger were not restated for the stock split.
(c) Certain reclassifications have been made to prior years' amounts to conform with the current year presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

    The Company's principal line of business is the distribution of natural gas as a public utility through Southern Union Gas and, subsequent to January 31, 1994, Missouri Gas Energy, each of which is a division of the Company. Missouri Gas Energy was acquired in a transaction accounted for as a purchase on January 31, 1994 and, therefore, its results of operations are not consolidated with those of the Company until after that date. Accordingly, the following discussion of results of operations does not include Missouri Gas Energy. See "Item I: Business -- Missouri Acquisition."

    In 1993 the Company completed the Rio Grande, Eagle Pass and Berry Gas Acquisitions. In 1992 the Company completed the Nixon Acquisition and in 1991 the Company completed the South Texas, Brazos River and Andrews Acquisitions and the Arizona Sale. See "Acquisitions and Divestitures" in the Notes to Consolidated Financial Statements for the year ended December 31, 1993. For these reasons, the results of operations of the Company for the periods presented are not comparable.

    On February 11, 1994, the Company's Board of Directors declared a three for two stock split distributed in the form of a 50% stock dividend on March 9, 1994 to stockholders of record on February 23, 1994. Effective March 9, 1994 the Company gave retroactive recognition to the equivalent change in capital structure for all periods presented. Consequently, earnings per share for 1993, 1992 and 1991 have been recomputed based on the weighted average number of shares outstanding during each year, adjusted for the stock split.

    Southern Union Gas, which accounted for approximately 86% of the Company's total revenues for the year ended December 31, 1993, serves approximately 483,000 residential, commercial, industrial, agricultural and other customers in the States of Texas (including the cities of Austin, Brownsville, El Paso, Galveston and Port Arthur) and Oklahoma. In addition, the Company operates interstate and intrastate natural gas pipeline systems, markets natural gas to end users and markets and sells natural gas for natural gas vehicles. The Company also holds investments in real estate.

    Several of the Company's business activities are subject to regulation by federal, state or local authorities where the Company operates. Thus, the Company's financial condition and results of operations have been dependent upon the receipt of adequate and timely adjustments in rates. In addition, the Company's business is affected by seasonal weather impacts, competitive factors within the energy industry and economic development and residential growth in its service areas.

    The Company's revenues and earnings are primarily dependent upon gas sales volumes and gas service rates. Gas purchase costs generally do not affect the Company's earnings because such costs are passed through to customers pursuant to purchase gas adjustment clauses. Accordingly, while changes in the cost of gas may cause the Company's operating revenues to fluctuate, operating margin (defined as operating revenues less gas purchase costs) is generally not affected by gas purchase cost increases or decreases.

    Gas sales volumes fluctuate as a function of seasonal weather impact and the size of the Company's customer base, which is affected by competitive factors in the industry as well as economic development and residential growth in its service areas. The primary factors that affect the distribution and sale of natural gas are the seasonal nature of gas use, adequate and timely rate relief from regulatory authorities, competition from alternative fuels, competition within the gas business for industrial customers and volatility in the supply and price of natural gas. Gas service rates, which consist of a monthly fixed charge and a gas usage charge, are established by regulatory authorities and are intended to permit utilities to recover operating, administrative and financing costs and to earn a return on equity. The monthly fixed charge provides a base revenue stream while the usage charge increases the Company's revenues and earnings in colder weather when natural gas usage increases.

    In recent years weather variances experienced during the traditional heating load months have significantly impacted the Company's results of operations. The average temperatures in Southern Union Gas' service areas during the past several winter seasons have been much warmer than the 30 year normal temperature. To mitigate the impact of these seasonal variances, Southern Union Gas has requested and received approval for weather normalization clauses in Austin and Galveston and in two other service areas in Texas. These clauses allow for rate adjustments that help stabilize the utility's customers' monthly bills and the Company's earnings from the varying effects of weather.

    Over the last three years, an average of 59% of the Company's revenues came from sales to Southern Union Gas' residential customers. Revenues from residential customers have grown as a result of the Company's acquisitions. The growth of its residential base combined with marketing efforts aimed at large volume users have provided overall gains in sales volumes in recent years. The Company plans to continue these marketing efforts.

RESULTS OF OPERATIONS

    NET EARNINGS AVAILABLE FOR COMMON STOCK

    The Company recorded net earnings available for common stock of $6,890,000 for the year ended December 31, 1993 compared to net earnings of $1,445,000 for the year ended December 31, 1992, an increase of $5,445,000. Net earnings per common share, based on weighted average shares outstanding were $.87 in 1993 compared to $.18 in 1992 and $.12 in 1991. (Prior to the March 1994 stock split, discussed above, earnings per share in 1993, 1992 and 1991 were $1.31, $.27 and $.19, respectively.) Earnings from continuing operations available for common stock, net of preferred dividends, were $6,890,000 for the year ended December 31, 1993 compared to $3,891,000 for the year ended December 31, 1992, an increase of $2,999,000. Earnings from continuing operations per common share for the year ended December 31, 1993 were $.87 compared to $.49 in 1992 and $.27 in 1991.

    Net earnings for the year ended December 31, 1993 were positively impacted by the receipt of several rate increases during the past year including: a $777,000 annualized increase in the Company's South Texas service area effective February 10, 1993; a $1,950,000 annualized increase in Austin effective July 1, 1993; and a $463,000 annualized increase in El Paso effective November 1, 1993. The Company also recorded a non-recurring accounting adjustment of approximately $2,345,000 to reverse a tax reserve upon the final settlement of prior period federal income tax audits and the filing of amended federal income tax returns.

    Other factors which positively impacted net earnings for the year ended December 31, 1993 included the reduction in payroll expenses of approximately $1,525,000 resulting from the Company's 1993 early retirement program which was finalized during the second quarter of 1993 and the reduction of approximately $1,657,000 of preferred dividends due to the retirement of the Company's Series A 10% Cumulative Preferred Stock in March and June 1993. Net earnings for the year ended December 31, 1993 were negatively impacted by warmer than normal weather during 1993, which was 89% of normal, and by an increase in operating maintenance and general expense associated with severance costs of approximately $1,298,000 resulting from the early retirement program.

    The Company's net earnings available for common stock for the year ended December 31, 1992 were $1,445,000 compared to $987,000 in 1991. The increase in 1992 net earnings available for common stock was primarily due to reductions in operating costs, which significantly impacted net operating revenues. Other positive factors affecting net earnings in 1992 included increases in rates and changes in rate designs effected during 1992 and subsequent to the winter heating season of 1991, the reversal of certain contingency accruals of $2,200,000 recorded in 1990 related to the February 1990 cash merger between the Company and Metro Mobile CTS, Inc., and the recognition of a gain of approximately $950,000 resulting from a litigation settlement. These increases in earnings were partially offset by warmer weather in 1992, approximately 4% warmer than 1991 and 9% warmer than normal. In addition, the Company recorded a loss on the disposal of a discontinued operation of $4,400,000. The assets of the discontinued operation were sold effective January 1, 1993. See "Business Held For Sale" in the Notes to the Consolidated Financial Statements for the year ended December 31, 1993.

    OPERATING REVENUES

    Total operating revenues in 1993, 1992 and 1991 were $209,005,000, $192,445,000 and $200,261,000, respectively. Revenues are affected by the level of sales volumes and by the pass-through of increases or decreases in the
Company's gas  purchase  costs  through its  purchase  gas  adjustment  clauses.
Operating revenues increased $16,560,000, or approximately 9%, for the year ended December 31, 1993, primarily from an increase in the customer base resulting from the Rio Grande Valley, Berry Gas and Eagle Pass Acquisitions as well as the receipt of rate increases in 1993, described above. These acquisitions increased revenues by approximately $8,085,000 in 1993. Operating revenues also increased due to a 24% increase in the average cost of gas from $2.01 per Mcf in 1992 to $2.50 in 1993, which was partially offset by a 12% decrease in gas sales volumes from 51,104 MMcf in 1992 to 44,859 MMcf in 1993. The decline in gas sales volumes reflected a decrease of 7,831 MMcf in gas sales by Mercado, the Company's marketing subsidiary, resulting from the Company's decision in early 1993 to reduce sales to off system markets.

    Operating revenues decreased in 1992 compared to 1991 due to the Arizona Sale in November 1991, warmer than normal weather in 1992, and a 19% decrease in gas costs billed to residential customers. These factors were partially offset by an increase in sales of approximately $16,400,000 due to Mercado's expanding markets, an increase in rates, described above, and the first full year of operations provided by the Brazos River and Andrews Acquisitions which increased revenues by approximately $6,400,000. The Arizona Sale decreased operating revenues by approximately $29,000,000 in 1992 as compared to 1991. Weather during 1992 was 91% of normal with one of the warmest winter seasons in the Company's history.

    GAS SALES AND TRANSPORTATION VOLUMES

    Gas sales volumes billed in 1993, 1992 and 1991 totaled 44,203 MMcf, 51,147 MMcf and 44,942 MMcf, respectively, at an average Mcf sales price of $4.42, $3.58 and $4.39, respectively. Gas sales volumes fluctuate as a function of weather and customer base. The decrease in gas sales volumes is due to the weather patterns in the Company's service areas which averaged 11% warmer than normal in 1993 and 9% warmer than normal in 1992. Gas sales volumes also decreased due to a substantial reduction in gas sales for resale by Mercado, as previously discussed. The average customer bases served in 1993, 1992 and 1991 were approximately 421,000, 394,000 and 428,000, respectively. The average sales price per Mcf varied between periods as a result of variations in the average spot market price of natural gas.

    Gas transportation volumes in 1993, 1992, and 1991 totaled 22,750 MMcf, 25,438 MMcf and 8,608 MMcf, respectively, at an average transportation rate per Mcf of $.29, $.23 and $.66, respectively. Transportation volumes decreased in 1993 as compared to 1992 as a result of a 6,500 MMcf reduction in volume transported into Mexico by WGI which was partially offset by an increase in transport volumes to several new customers. In addition, the average transportation rate per Mcf increased in 1993 as compared to 1992. Transportation volumes increased in 1992 as compared to 1991 as a result of WGI's transported volumes into Mexico of approximately 15,000 MMcf during 1992.

    GAS PURCHASE COSTS

    Gas  purchase costs in  1993, 1992 and  1991 were $110,384,000, $102,918,000 and $109,238,000, respectively. The increase in costs in 1993 was due to a 16% increase in the average spot market price of natural gas from $1.69 per MMbtu in 1992 to $1.96 per MMbtu in 1993 and an increase in the average customer base resulting from acquisitions of gas distribution systems, previously discussed. These factors were partially offset by a substantial reduction in gas sales for resale by Mercado, also previously discussed. The average gas purchase cost incurred by the Company was $2.50 per Mcf in 1993, $2.01 in 1992 and $2.43 in 1991. The decrease in gas purchase costs in 1992 was due to a decrease in the average spot market price of natural gas and a decrease in the average customer base resulting from the Arizona Sale in November 1991. The impact of the decrease in 1992 and 1991 gas prices was partially offset by an increase in volumes.

    OPERATING, MAINTENANCE AND GENERAL EXPENSES

    Operating, maintenance and general expenses were $50,076,000, $46,313,000 and $49,022,000 in 1993, 1992 and 1991, respectively. During 1993 these expenses increased $3,763,000 or 8% due principally to increased operating costs of approximately $1,800,000 associated with acquisitions as well as severance costs of approximately $1,298,000 resulting from the early retirement program, each previously discussed. Partially offsetting the overall increase was a reduction in payroll expenses of $1,525,000 as a result of the Company's early retirement program. During 1992 operating, maintenance and general expenses decreased $2,709,000 compared to 1991 due to the cost containment efforts implemented by the Company throughout 1992 as well as the reductions resulting from the Arizona Sale in November 1991. These factors were partially offset by increases in medical and hospitalization expenses.

    TAXES

    Federal and state income tax expense in 1993, 1992 and 1991 was $3,855,000, $4,440,000, and $6,635,000, respectively. The decrease in taxes in 1993 as compared to 1992 is due principally to reductions related to amended prior year federal income tax returns and non-taxable income items included with "other income" related to the reversal of a tax reserve as discussed below. In July 1993 the Company paid the Internal Revenue Service ("IRS") approximately $1,266,000 in settlement for federal income taxes and interest related to the tax years 1984 through 1989. The Company had previously estimated and accrued an amount for the tax deficiencies and related interest and, as a result of the settlement with the IRS for a lesser amount, a non-recurring adjustment was recorded to reverse the tax reserve in excess of the payment made. The reversal of the reserve had no impact on liquidity or cash flows due to the non-cash impact of this adjustment. See "Taxes on Income" in the Notes to Consolidated Financial Statements for the year ended December 31, 1993 for further analysis of the Company's federal and state income tax expense.

    Taxes other than income taxes reflect various state and local business and payroll related taxes. The state and local business taxes are generally based on gross receipts and investments in property, plant and equipment and fluctuate accordingly.

    DEPRECIATION AND AMORTIZATION EXPENSE

    Depreciation and amortization expense in 1993, 1992 and 1991 was $14,416,000, $12,737,000 and $13,317,000, respectively. The increase in depreciation and amortization expense of $1,679,000 in 1993 compared to 1992 was primarily attributable to acquisitions of gas distribution systems, previously discussed. The decrease in depreciation expense of $580,000 in 1992 compared to 1991 was principally due to the Arizona Sale in November 1991 and was partially offset by a full year of depreciation on the acquired gas distribution systems. The Company has requested recovery of the amortization of additional purchase cost assigned to utility plant in recent rate filings. At this time, recovery has not been included in gas distribution rates in the Company's major rate jurisdictions. However, during 1993 the Federal Energy Regulatory Commission issued a rate order approving the recovery of additional purchase costs assigned to utility plant associated with WGI, which amount is not material to the consolidated financial statements.

    OTHER INCOME AND EXPENSES, NET

    Other income and expenses, net in 1993, 1992 and 1991 were $8,176,000, $6,531,000 and $2,536,000, respectively. During 1993 the Company recorded a non-recurring adjustment of approximately $2,345,000 to reverse a tax reserve upon the final settlement of prior period federal income tax audits as previously discussed. The reversal of the reserve had no impact on liquidity or cash flows due to the non-cash impact of this adjustment. Other income items recorded in 1993 also included interest income on notes receivable of approximately $830,000; rental income from Lavaca Realty, Southern Union's real estate subsidiary, of approximately $1,835,000; and a pre-tax gain of approximately $494,000 on the sale of undeveloped real estate.

    Other income in 1992 included a $2,200,000 reversal of certain contingency reserves recorded at the time of the 1990 merger that were subsequently resolved or settled and a $950,000 gain resulting from a litigation settlement, each previously discussed. The reversal of these reserves had no impact on liquidity or cash flows due to the non-cash impact of the adjustment. Other income in 1991 also included the recognition of a gain on the Arizona Sale of $4,782,000, to the extent of tax expense incurred, interest income on notes receivable of approximately $528,000 and the recognition of gains on litigation settlements of approximately $1,792,000.

    Interest expense on short-term debt was $1,836,000, $384,000 and $697,000 in 1993, 1992 and 1991, respectively. Average short-term debt outstanding during 1993, 1992 and 1991 of $33,021,000,

$5,912,000 and $9,184,000 was at an average interest rate of 5.3%, 6.3% and 8.1%, respectively. The variance in the average amounts outstanding coupled with a general reduction in interest rates resulted in the change in other interest expense in each of the years.

    BUSINESS HELD FOR SALE

    The loss from discontinued operation of $2,446,000 for the year ended December 31, 1992 includes net earnings from oil and gas operations of $1,954,000 which were offset by the estimated loss on disposal of $4,400,000. Similarly, the 1991 loss from discontinued operation of $1,186,000 included net earnings from operations of $1,064,000 and a valuation adjustment of $2,250,000. Increased production volumes in 1992 contributed to an increase in net earnings from operations. See "Business Held for Sale" in the Notes to Consolidated Financial Statements for the year ended December 31, 1993.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity is impacted by its ability to generate funds from operations and to access capital markets. The gas utility operations are seasonal in nature with a significant percentage of the Company's annual revenues and earnings occurring in the traditional heating-load months. This seasonality results in a high level of cash flow needs during the peak winter heating-load months, resulting from the required payments to natural gas suppliers in advance of the receipt of cash payments from the Company's customers.

    FINANCING ACTIVITIES

    On December 31, 1993 Southern Union completed a $50,000,000 Rights Offering (the "Rights Offering") to its existing stockholders to subscribe for and purchase 3,000,000 shares of the Company's common stock, par value $1.00 per share, at $16.67 per share, as adjusted for the three for two stock split, for net proceeds of $49,351,000. In addition, on January 31, 1994, the Company completed the sale of $475,000,000 of 7.60% Senior Notes due 2024 (the "Senior Debt Securities"). The net proceeds from the sale of the Senior Debt Securities, together with the net proceeds from the Rights Offering and working capital from operations, have been or will be used to: (i) fund the purchase price of the Missouri Acquisition; (ii) refinance the $20,000,000 aggregate principal amount of the 10 1/8% Notes due May 15, 1994; (iii) repay approximately $59,300,000 of borrowings under the $100,000,000 revolving credit facility, which borrowings were used to fund the Rio Grande Acquisition and repurchase all of the outstanding preferred stock; (iv) refinance the $10,000,000 aggregate principal amount of 9.45% Senior Notes due January 31, 2004, and $25,000,000 aggregate principal amount of 10% Senior Notes due January 31, 2012 and the related premium of $10,400,000 resulting from the early extinguishment of such notes; and (v) refinance $50,000,000 aggregate principal amount of the 10.5% Sinking Fund Debentures due May 15, 2017 and the premium of $3,300,000 resulting from the early extinguishment of such debentures.

    On September 30, 1993, Southern Union entered into a new revolving credit facility with a three year term (the "Revolving Credit Facility") initially underwritten by Texas Commerce Bank, N.A. for $80,000,000. On November 15, 1993, the Revolving Credit Facility was syndicated to five additional banks and the aggregate amount available to be borrowed was increased to $100,000,000. Borrowings under the Revolving Credit Facility are available for Southern Union's working capital and letter of credit requirements. The Revolving Credit Facility can also be used in part, but not to exceed $40,000,000, to fund acquisitions and capital expenditures and it provided the funds to complete the Rio Grande Acquisition. The Revolving Credit Facility contains certain financial covenants that, among other things, restrict cash or asset dividends, share repurchases, certain investments and additional debt. The Revolving Credit Facility is currently uncollaterized. Under certain conditions involving the issuance of collateralized debt of Southern Union, the Revolving Credit Facility automatically would become collateralized by a first priority security interest on substantially all of the accounts receivable, inventory and certain related contract rights of the Company. The amount outstanding under the Revolving Credit Facility at March 21, 1994 was zero.

    During March 1993 the Company retired 68,000 shares of the Series A 10% Cumulative Preferred Stock ("Preferred Stock") at $103 per share for $7,004,000. In April 1993, the Company retired 77,000 shares of Preferred Stock at $102 per share for $7,854,000. In June 1993, the Company retired 4,000 shares of Preferred Stock at $103.50 per share for $414,000 and the remaining outstanding 100,000 shares at par for $10,000,000.

    In February 1992 the Company repurchased 77,438 shares of common stock at $10.25, as adjusted for the stock split.

    INVESTING ACTIVITIES

    The Company has used its revolving loan and credit facilities, internally generated funds and long-term debt to provide funding for its seasonal working capital, continuing construction programs, operational requirements, preferred dividend requirements and acquisitions. During the three years ended December 31, 1993, Southern Union spent approximately $112,000,000 on capital projects. Of that total, $58,000,000 was incurred on normal expansion of its distribution system as well as relocation and replacement, and $54,000,000 was incurred for the acquisition of distribution properties. In addition, during the last three years, approximately $6,500,000 was incurred for the purchase of real estate. For the year ended December 31, 1993, the Company spent approximately $19,000,000 for capital expenditures, exclusive of the acquisitions of natural gas distribution properties, which was used for normal distribution system replacement and expansion.

    On July 9, 1993, the Company entered into the Missouri Asset Purchase Agreement pursuant to which the Company on January 31, 1994 purchased certain natural gas distribution operations in central and western Missouri. The estimated purchase price paid at closing was $400,300,000 in cash. The Missouri Acquisition was accounted for as a purchase, as previously discussed. Pursuant to the MPSC Stipulation, the additional purchase cost assigned to utility plant may not be included in rate base nor amortized in cost of service. See "Subsequent Events -- Missouri Acquisition" in the Notes to the Consolidated Financial Statements for the year ended December 31, 1993.

    On September 30, 1993, the Company completed the Rio Grande Acquisition for approximately $30,500,000. Rio Grande presently serves approximately 76,000 customers in the south Texas counties of Willacy, Cameron and Hidalgo, including the cities of Harlingen, McAllen and Brownsville (the southernmost city in the U.S.). The Company initially funded the purchase with borrowings from its Revolving Credit Facility. The Rio Grande Acquisition was accounted for as a purchase.

    In July 1993, the Company completed the Eagle Pass Acquisition for approximately $2,000,000. During May 1993, the Company completed the Berry Gas Acquisition which system serves the Texas cities and towns of Nome, Raywood, Hull and Devers for approximately $274,000. Combined, these operations collectively serve approximately 4,600 customers. These acquisitions were also accounted for as purchases.

    In October 1992, the Company completed the Nixon Acquisition for approximately $415,000. This system serves approximately 650 customers. In January 1991 the Company completed the South Texas Acquisition consisting of the natural gas distribution and transmission facilities that serve approximately 12,000 customers in several communities. The purchase price for these facilities was approximately $10,200,000. In August 1991, the Company completed the Andrews Acquisition for $1,000,000. This system serves approximately 3,000 customers. In September 1991 the Company completed the Brazos River Acquisition which provides distribution services to approximately 18,000 customers in several communities in north-central Texas. The purchase price for these facilities approximated $7,000,000 of cash and assumption of $3,500,000 of mortgage bond debt. Also in September 1991 the Company purchased a commercially developed tract of land in the central business district of Austin, Texas containing a combined 11-story office building, parking garage, a drive-through bank and a mini-bank facility for $5,300,000. In December 1991, the Company also purchased a commercially developed tract of land in Austin, Texas for $1,100,000. Each of these acquisitions and purchases was initially funded under the Company's revolving loan or credit facilities.

    In March 1993, Southern Union Exploration Company ("SX"), pursuant to a purchase and sale agreement entered into in February 1993, sold substantially all of its oil and gas leasehold interests and associated production, for $22,000,000 effective January 1, 1993. The Company recorded a book loss on the sale of approximately $4,400,000 as of December 31, 1992.

    In November 1991, the Company completed the Arizona Sale for approximately $46,000,000, representing cash of $40,400,000 and assumed liabilities of $5,600,000. The cash proceeds were used to retire the short-term debt which funded the 1991 acquisitions described above. In addition, during 1991 the Company sold a three acre office park project in Dallas, Texas for $1,600,000 and a 120 unit apartment project in Nacogdoches, Texas for cash of $500,000 and a note receivable for $600,000. As a result of these sales, the Company has divested itself of all developed real estate not otherwise used at least partially in the Company's business.

OTHER MATTERS

    CONTINGENCIES

    The Company has been named as a potentially responsible party in a special notice letter from the United States Environmental Protection Agency for costs associated with removing hazardous substances from the site of a former coal gasification plant in Vermont. The Company also assumed responsibility for certain environmental matters in connection with the Missouri Acquisition. See "Commitments and Contingencies" and "Subsequent Events -- Missouri Acquisition" in the Notes to Consolidated Financial Statements for the year ended December 31, 1993.

    In 1993 the Internal Revenue Service completed its audit of the Company's federal income tax return for 1984 through 1989. The Internal Revenue Service proposed and the Company agreed to deficiencies and related interest of approximately $1,266,000. The Company had fully accrued for such tax deficiencies and related interest.

    REGULATORY

    The Company is continuing to pursue certain changes to rates and rate structures that are intended to reduce the sensitivity of earnings to weather including weather normalization clauses and higher minimum monthly service charges.

    On February 10, 1993, the Company's South Texas service area received an annualized rate increase of $777,000. On June 10, 1993, the Austin City Council approved an ordinance reflecting (i) an approximate $1,700,000 base revenue increase, (ii) new and increased fees that will add approximately $250,000 annually and (iii) weather normalization clause revisions. The Austin rate increase became effective as of July 1, 1993. On October 12, 1993, the El Paso City Council approved an ordinance reflecting an approximate revenue increase of $463,000. The El Paso rate increase became effective November 1, 1993. These rate increases should contribute significantly to Southern Union Gas' earnings in 1994.

    During 1992, the Company's rate cases continued to focus upon the receipt of timely and adequate revenue increases and on various measures designed to stabilize earnings. Rate cases resolved in El Paso, South Texas, Dell City, Port Arthur, Borger, Galveston, Pecos and Monahans resulted in revenue increases of $2,742,000. The Galveston rate case also provided for an increase in the minimum residential monthly service charge from $7.50 to $10 and the implementation of a weather normalization clause.

    ACCOUNTING PRONOUNCEMENTS

    The Company adopted the provisions of Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," effective as of January 1, 1993. SFAS No. 109 provides for the replacement of the "deferred method" of interperiod income tax allocation with the "liability method" which bases the amounts of current and future tax assets and liabilities on events recognized in the financial statements and on income tax laws and rates existing at the balance sheet date. The adoption of SFAS No. 109 resulted in the recording of an insignificant amount in 1993.

    The Company also adopted the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective as of January 1, 1993. SFAS No. 106 requires an accrual of postretirement medical and other benefit liabilities on an actuarial basis during the years an employee provides services as compared to the current pay-as-you-go method. The Company records a regulatory asset for the difference between the postretirement costs currently included in rates and SFAS No. 106 expense to the extent the Company files, or intends to file, a rate application to include SFAS No. 106 expense in rates. It is probable that the regulator will allow such expense in future rates. Consequently, earnings were not adversely impacted by the adoption of this statement. The Company's adoption of the provisions of SFAS No. 106 resulted in a transition obligation of approximately $9,328,000 which was subsequently reduced in 1993 to $4,257,000 primarily as a result of certain plan amendments. The Company will amortize the remaining transition obligation over the allowed 20-year period.

    SFAS No. 112, "Employees Accounting for Postemployment Benefits," is required to be adopted effective for fiscal years beginning after December 15, 1993. SFAS No. 112 provides standards for employers who grant benefits to employees after employment but before retirement. The Company anticipates the recovery of the periodic expense through rates and the recording of the future benefits to be paid as a regulatory asset. The Company plans to adopt the provisions of SFAS No.112 effective as of January 1, 1994. The impact of the adoption of SFAS No. 112 is not expected to be material to the financial condition or results of operations of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Reference is made to the Consolidated Financial Statements of Southern Union and its consolidated subsidiaries listed on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

    The information required is incorporated herein by reference from Southern Union's definitive Proxy Statement for the annual meeting of stockholders to be held on May 25, 1994, which will be filed on or before April 4, 1994.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information required is incorporated herein by reference from Southern Union's definitive Proxy Statement for the annual meeting of stockholders to be held on May 25, 1994, which will be filed on or before April 4, 1994.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required is incorporated herein by reference from Southern Union's definitive Proxy Statement for the annual meeting of stockholders to be held on May 25, 1994, which will be filed on or before April 4, 1994.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required is incorporated herein by reference from Southern Union's definitive Proxy Statement for the annual meeting of stockholders to be held on May 25, 1994, which will be filed on or before April 4, 1994.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)(1)   FINANCIAL STATEMENTS.   Reference is made to  the Index on page F-1
for a list of all financial statements filed as part of this Report.

    (a)(2) FINANCIAL STATEMENT SCHEDULES. Reference is made to the Index on page F-1 for a list of all financial statement schedules filed as a part of this Report.

    (a)(3) EXHIBITS. Reference is made to the Exhibit Index on pages E-1 and E-2 for a list of all exhibits filed as a part of this Report.

    (b) REPORTS ON FORM 8-K. A Current Report on Form 8-K was filed on October 13, 1993. Events reported included: (i) the Corpus Christi, Texas, City Council voted not to hold a referendum on selling the city's gas system to the Company;
(ii) the Company entered into a new Revolving Credit Agreement with Texas Commerce Bank, N.A., as agent, for an $80,000,000 Revolving Credit Facility, as amended on November 15 to increase the facility to $100,000,000; and (iii) the Company entered into a Purchase Agreement pursuant to which it simultaneously purchased Rio Grande Valley Gas Company for approximately $30,500,000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Southern Union has duly caused this report to be signed by the undersigned, thereunto duly authorized on March 28, 1994.

                                          SOUTHERN UNION COMPANY

                                          By         /s/ PETER H. KELLEY

                                             -----------------------------------
                                                      Peter H. Kelley,
                                                PRESIDENT AND CHIEF OPERATING
                                                           OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Southern Union and in the capacities indicated as of March 28, 1994.

                    SIGNATURE/NAME                                                TITLE
- ------------------------------------------------------  ---------------------------------------------------------
                 GEORGE L. LINDEMANN*
     -------------------------------------------        Chairman of the Board, Chief Executive Officer and
                 George L. Lindemann                     Director
                   JOHN E. BRENNAN*
     -------------------------------------------        Director
                   John E. Brennan
                   FRANK W. DENIUS*
     -------------------------------------------        Director
                   Frank W. Denius
                 AARON I. FLEISCHMAN*
     -------------------------------------------        Director
                 Aaron I. Fleischman
                 /s/ PETER H. KELLEY
     -------------------------------------------        Director
                   Peter H. Kelley
                  ADAM M. LINDEMANN*
     -------------------------------------------        Director
                  Adam M. Lindemann
                  ROGER J. PEARSON*
     -------------------------------------------        Director
                   Roger J. Pearson
                GEORGE ROUNTREE, III*
     -------------------------------------------        Director
                 George Rountree, III
                   DAN K. WASSONG*
     -------------------------------------------        Director
                    Dan K. Wassong
                 /s/ RONALD J. ENDRES
     -------------------------------------------        Senior Vice President of Administration, and Chief
                   Ronald J. Endres                      Financial Officer
                 /s/ DAVID J. KVAPIL
     -------------------------------------------        Vice President and Controller (Principal Accounting
                   David J. Kvapil                       Officer)
           By           /s/ PETER H. KELLEY
     -------------------------------------------
                   Peter H. Kelley
                   ATTORNEY-IN-FACT

                             SOUTHERN UNION COMPANY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                                                        Page(s)
                                                                                                     -------------
Consolidated financial statements:
  Report of independent accountants................................................................       F-2
  Statement of consolidated operations -- years ended December 31, 1993, 1992 and 1991.............       F-3
  Consolidated balance sheet -- December 31, 1993 and 1992.........................................       F-4
  Statement of consolidated cash flows -- years ended December 31, 1993, 1992 and 1991.............       F-5
  Notes to consolidated financial statements.......................................................   F-6 to F-23

                                                                Financial statement schedules:
        V     --      Property, plant and equipment...........................................      S-1
       VI     --      Accumulated depreciation and amortization of property, plant and
                       equipment..............................................................      S-2
       IX     --      Short-term borrowings...................................................      S-3
        X     --      Supplementary statement of operations information.......................      S-4

    All other schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements, related notes or other schedules.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and
Board of Directors of
Southern Union Company:

    We   have  audited  the  consolidated  financial  statements  and  financial statement schedules of Southern Union Company and Subsidiaries listed in the index on page F-1 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southern Union Company and Subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

    As discussed in the Summary of Significant Accounting Policies note to the consolidated financial statements, effective January 1, 1993 the Company changed its method of accounting for income taxes and postretirement benefits other than pensions.

                                          COOPERS & LYBRAND

Austin, Texas
March 11, 1994

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      STATEMENT OF CONSOLIDATED OPERATIONS

                                                                                 Years Ended December 31,
                                                                           -------------------------------------
                                                                              1993         1992         1991
                                                                           -----------  -----------  -----------
                                                                           (Thousands of dollars, except shares
                                                                                  and per share amounts)
Operating revenues.......................................................  $   209,005  $   192,445  $   200,261
Gas purchase costs.......................................................      110,384      102,918      109,238
                                                                           -----------  -----------  -----------
  Operating margin.......................................................       98,621       89,527       91,023
                                                                           -----------  -----------  -----------
Operating expenses:
  Operating, maintenance and general.....................................       50,076       46,313       49,022
  Taxes, other than on income............................................       14,365       13,115       14,840
  Depreciation and amortization..........................................       14,416       12,737       13,317
                                                                           -----------  -----------  -----------
    Total operating expenses.............................................       78,857       72,165       77,179
                                                                           -----------  -----------  -----------
    Net operating revenues...............................................       19,764       17,362       13,844
                                                                           -----------  -----------  -----------
Other income (expenses):
  Interest on long-term debt.............................................      (11,535)     (11,496)     (11,179)
  Other interest.........................................................       (2,212)        (963)      (1,402)
  Gain on Arizona Sale...................................................      --           --             4,782
  Other, net.............................................................        5,571        5,928        5,263
                                                                           -----------  -----------  -----------
    Total other expenses, net............................................       (8,176)      (6,531)      (2,536)
                                                                           -----------  -----------  -----------
    Income before taxes and discontinued operation.......................       11,588       10,831       11,308
                                                                           -----------  -----------  -----------
Federal and state income taxes...........................................        3,855        4,440        6,635
                                                                           -----------  -----------  -----------
Earnings from continuing operations......................................        7,733        6,391        4,673
                                                                           -----------  -----------  -----------
Discontinued operation:
  Earnings from operations, net of tax...................................      --             1,954        1,064
  Estimated loss on disposal.............................................      --            (4,400)      (2,250)
                                                                           -----------  -----------  -----------
    Loss from discontinued operation.....................................      --            (2,446)      (1,186)
                                                                           -----------  -----------  -----------
Earnings before preferred dividends......................................        7,733        3,945        3,487
Preferred dividends......................................................         (843)      (2,500)      (2,500)
                                                                           -----------  -----------  -----------
Net earnings available for common stock..................................  $     6,890  $     1,445  $       987
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------
Earnings (loss) per common share:
  Continuing operations..................................................  $       .87  $       .49  $       .27
  Discontinued operation:
    Earnings from operations, net of tax.................................      --               .25          .13
    Estimated loss on disposal...........................................      --              (.56)        (.28)
                                                                           -----------  -----------  -----------
    Net earnings.........................................................  $       .87  $       .18  $       .12
                                                                           -----------  -----------  -----------
Weighted average shares outstanding......................................    7,891,917    7,888,971    7,929,858
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------

        See accompanying notes to the consolidated financial statements.

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                                               DECEMBER 31,
                                                                                         ------------------------
                                                                                            1993         1992
                                                                                         -----------  -----------
                                                                                          (THOUSANDS OF DOLLARS)
Property, plant and equipment:
  Plant in service.....................................................................  $   374,963  $   312,812
    Construction work in progress......................................................        2,080        4,307
                                                                                         -----------  -----------
                                                                                             377,043      317,119
  Less accumulated depreciation and amortization.......................................     (144,491)    (114,210)
                                                                                         -----------  -----------
                                                                                             232,552      202,909
  Additional purchase cost assigned to utility plant, net of accumulated amortization
   of $10,530,000 and $7,357,000, respectively.........................................       92,991       82,596
                                                                                         -----------  -----------
    Net property, plant and equipment..................................................      325,543      285,505
                                                                                         -----------  -----------
Current assets:
  Cash.................................................................................        2,918           89
  Accounts receivable, billed and unbilled.............................................       46,292       40,818
  Inventories, principally at average cost.............................................        2,950        3,127
  Prepayments and other................................................................        2,077        1,147
                                                                                         -----------  -----------
    Total current assets...............................................................       54,237       45,181
                                                                                         -----------  -----------
Real estate............................................................................       11,718       10,988
Net assets of business held for sale...................................................           --       16,273
Deferred charges.......................................................................       16,160       11,313
Other..................................................................................        8,549        7,907
                                                                                         -----------  -----------
    Total..............................................................................  $   416,207  $   377,167
                                                                                         -----------  -----------
                                                                                         -----------  -----------
                                      STOCKHOLDERS' EQUITY AND LIABILITIES
Common stockholders' equity:
  Common stock, $1 par value; authorized 50,000,000 shares; issued 10,958,603 shares at
   December 31, 1993...................................................................  $    10,959  $     7,934
  Premium on capital stock.............................................................      188,645      142,103
  Less treasury stock: 77,438 shares at cost...........................................         (794)        (794)
  Retained earnings (deficit)..........................................................        3,128       (1,240)
                                                                                         -----------  -----------
    Total common stockholders' equity..................................................      201,938      148,003
                                                                                         -----------  -----------
Cumulative preferred stock, $100 stated value; issued 250,000 shares; zero outstanding
 at December 31, 1993..................................................................      --            24,900
                                                                                         -----------  -----------
Long-term debt.........................................................................       89,019      109,464
                                                                                         -----------  -----------
Current liabilities:
  Long-term debt due within one year...................................................       20,555          460
  Notes payable........................................................................       20,100       13,900
  Accounts payable.....................................................................       27,149       26,291
  Federal, state and local taxes.......................................................       10,982        9,722
  Accrued interest.....................................................................        3,028        2,718
  Customer deposits....................................................................        3,988        4,357
  Deferred gas purchase costs..........................................................        2,648        4,121
  Other................................................................................        6,309        4,813
                                                                                         -----------  -----------
    Total current liabilities..........................................................       94,759       66,382
                                                                                         -----------  -----------
Deferred credits, principally customer advances........................................       10,882        6,444
Accumulated deferred income taxes......................................................       19,609       21,974
Commitments and contingencies..........................................................      --           --
                                                                                         -----------  -----------
    Total..............................................................................  $   416,207  $   377,167
                                                                                         -----------  -----------
                                                                                         -----------  -----------

        See accompanying notes to the consolidated financial statements.

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                                                                         Years Ended December 31,
                                                                                    ----------------------------------
                                                                                       1993        1992        1991
                                                                                    ----------  ----------  ----------
                                                                                          (Thousands of dollars)
Cash flows from operating activities:
  Earnings before preferred dividends.............................................  $    7,733  $    3,945  $    3,487
Adjustments to reconcile earnings before preferred dividends to net cash flows from operating activities:
  Depreciation and amortization...................................................      14,416      12,737      13,317
  Deferred income taxes...........................................................      (1,368)       (996)      2,424
  Amortization of debt discount...................................................         604      --          --
  Valuation adjustment of business held for sale..................................      --           4,400       2,250
  Gain on Arizona sale............................................................      --          --          (4,782)
  Other, net......................................................................         559       1,595         428
Changes in assets and liabilities, net of acquisitions and dispositions:
  Decrease (increase) in accounts receivable, billed and unbilled.................      (1,489)     (9,938)     10,602
  Increase (decrease) in accounts payable.........................................      (2,287)      3,112      (2,939)
  Increase (decrease) in taxes and other liabilities..............................       1,585      (2,748)     (1,078)
  Decrease in customer deposits...................................................      (3,214)       (304)        (61)
  Increase (decrease) in deferred gas purchase costs..............................      (1,473)     (2,958)      5,152
  Net decrease (increase) in other accounts.......................................         (49)      1,905      (7,163)
                                                                                    ----------  ----------  ----------
    Net cash flows from operating activities......................................      15,017      10,750      21,637
                                                                                    ----------  ----------  ----------
Cash flows from investing activities:
  Additions to property, plant and equipment......................................     (18,532)    (18,623)    (19,819)
  Purchase of operations, net of cash received....................................     (35,559)       (507)    (17,506)
  Leasehold improvements..........................................................      (2,018)     (1,277)        110
  Net increase (decrease) in customer advances....................................         718      (2,294)        429
  Net decrease in deferred charges and deferred credits...........................        (993)       (845)     (1,729)
  Proceeds from sale of real estate...............................................         794         335       1,814
  Purchase of real estate.........................................................      --          --          (6,485)
  Proceeds from sale of businesses................................................      16,493       1,050      40,648
  Other, net......................................................................        (755)      1,282      (4,776)
                                                                                    ----------  ----------  ----------
    Net cash flows used in investing activities...................................     (39,852)    (20,879)     (7,314)
                                                                                    ----------  ----------  ----------
Cash flows from financing activities:
  Net borrowings under revolving credit facility..................................       6,200      12,651      --
  Repayment of debt...............................................................        (938)     (2,732)    (41,214)
  Issuance of debt................................................................      --           1,038      36,641
  Proceeds from rights offering, net..............................................      49,351      --          --
  Issuance of common stock........................................................         216      --              37
  Redemption of preferred stock...................................................     (24,900)       (100)     --
  Premium on redemption of preferred stock........................................        (372)         (4)     --
  Payment of dividends on preferred stock.........................................        (843)     (2,500)     (2,500)
  Purchase of treasury stock......................................................      --            (794)     --
  Credit facility renewal fee.....................................................      (1,050)     --          --
  Net financing activities of business held for sale..............................      --          --          (6,208)
                                                                                    ----------  ----------  ----------
    Net cash flows from (used in) financing activities............................      27,664       7,559     (13,244)
                                                                                    ----------  ----------  ----------
Increase (decrease) in cash.......................................................       2,829      (2,570)      1,079
Cash at beginning of year.........................................................          89       2,659       1,580
                                                                                    ----------  ----------  ----------
Cash at end of year...............................................................  $    2,918  $       89  $    2,659
                                                                                    ----------  ----------  ----------
                                                                                    ----------  ----------  ----------

        See accompanying notes to the consolidated financial statements.

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1993, 1992 AND 1991

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    OPERATIONS AND PRINCIPLES OF CONSOLIDATION

    Southern Union Company ("Southern Union" and, together with its wholly owned subsidiaries, the "Company"), is an investor-owned public utility primarily engaged in the distribution and sale of natural gas to residential, commercial, industrial, agricultural and other customers as a public utility in the states of Texas, Oklahoma and Missouri. See "Subsequent Events -- Missouri Acquisition." Subsidiaries of Southern Union also market natural gas to end-users, sell natural gas as a vehicular fuel, convert vehicles to operate on natural gas, operate intrastate and interstate natural gas pipeline systems, and sell commercial gas air conditioning and other gas-fired engine-driven applications. A subsidiary also holds investments in real estate. Substantial operations of the Company are subject to regulation.

    The consolidated financial statements include the accounts of Southern Union and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. All dollar amounts in the tabulations in the notes to consolidated financial statements, except per share amounts, are stated in thousands unless otherwise indicated. Certain reclassifications have been made to the prior years' financial statements to conform with the current year presentation.

    PROPERTY, PLANT AND EQUIPMENT

    Utility plant in-service and construction work in progress are stated at original cost of construction, less contributions in aid of construction, which includes, where appropriate, payroll related costs such as taxes, pensions, other employee benefits, general and administrative costs and an allowance for funds used during construction. Gain or loss is recognized upon the disposition of significant utility properties and other property constituting operating units. Gain or loss from minor dispositions of property is charged or credited to accumulated depreciation and amortization. The Company capitalizes the cost of significant internally developed computer software systems.

    Acquisitions are recorded at the historical book carrying value of utility plant. Additional purchase cost assigned to utility plant is the excess of the purchase price over the book carrying value of utility plant purchased. In general, the Company has not been allowed direct recovery of additional purchase cost assigned to utility plant in rates. Periodically, the Company evaluates the carrying value of its additional purchase cost assigned to utility plant by comparing the anticipated future operating income from the businesses giving rise to the additional purchase cost with the unamortized balance.

    DEPRECIATION AND AMORTIZATION

    Depreciation of utility plant is provided at an average straight-line rate of approximately 3% per annum of the cost of such depreciable properties less applicable salvage. Franchises are being amortized over their respective lives. Depreciation and amortization of other property is provided at straight-line rates estimated to recover the costs of the properties, after allowance for salvage, over their respective lives. Amortization of the additional purchase cost assigned to utility plant is provided on a straight-line basis over thirty years.

    BUSINESS HELD FOR SALE

    Business held for sale is stated at estimated net after-tax sales proceeds.

    LONG-TERM DEBT

    Debt issuance costs are amortized over the lives of the related debt issues.

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    GAS UTILITY REVENUES AND GAS PURCHASE COSTS

    Gas utility customers are billed on a monthly-cycle basis. The related cost of gas is matched with cycle-billed revenues through operation of purchased gas adjustment provisions in tariffs approved by the regulatory agencies having jurisdiction.

    The Company recognizes an estimate of unbilled revenues on a monthly-cycle basis which include sales from the cycle-billing dates to the end of the month, unbilled gas purchase costs and revenue related taxes. The accrual for unbilled revenues is included in operating revenues in the statement of consolidated earnings.

    EMPLOYEE RETIREMENT PLAN AND POSTRETIREMENT BENEFITS

    The Company adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions," effective as of January 1, 1993. This statement requires an accrual of postretirement medical and other benefit liabilities on an actuarial basis during the years an employee provides services. The Company records a regulatory asset for the difference between the postretirement costs currently included in rates and SFAS 106 expense to the extent the Company has filed, or intends to file, a rate application to include SFAS 106 expense in rates and it is probable that the regulator will allow such expense in future rates.

    TAXES ON INCOME

    The Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes," effective as of January 1, 1993. SFAS No. 109 provides for the replacement of the "deferred method" of interperiod income tax allocation with the liability method which bases the amounts of current and future tax assets and liabilities on events recognized in the financial statements and on income tax laws and rates existing at the balance sheet date.

    Prior to the adoption of SFAS No. 109, the Company followed the provisions of Accounting Principles Board ("APB") No. 11, "Accounting for Income Taxes." For the years ended December 31, 1992 and 1991, the interperiod allocation of federal income taxes resulted in the provision of deferred income taxes provided for timing differences between financial and taxable income, principally attributable to accelerated tax depreciation. Investment tax credits allowed on certain qualified properties were deferred and are amortized to income over the estimated life of the related property.

    CASH FLOWS AND CREDIT RISK

    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company places its temporary cash investments with a high credit quality financial institution which, in turn, invests the temporary funds in a variety of high-quality financial securities. Concentrations of credit risk in trade receivables are limited due to the large customer base with relatively small individual account balances.

    EARNINGS PER SHARE

    Earnings per common share is based on net earnings available for common stock using the weighted average shares outstanding during each period. Fully diluted earnings per share is not presented because the relevant stock options are not significant.

ACQUISITIONS AND DIVESTITURES

    In September 1993, the Company acquired the Rio Grande Valley Gas Company ("Rio Grande") for approximately $30,500,000. Rio Grande serves approximately 76,000 customers in the south Texas counties of Willacy, Cameron and Hidalgo which includes 32 towns and cities along the Mexico border, including Harlingen, McAllen and Brownsville (the southernmost city in the U.S.). The Company initially funded the purchase with borrowings from its revolving credit facility which were subsequently paid down out of the net proceeds from the sale of a $50,000,000 Rights Offering completed on

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 1993 (the "Rights Offering") and the sale of $475,000,000 of 7.60% Senior Notes due 2024 (the "Senior Debt Securities") completed on January 31, 1994. See "Stockholders' Equity -- Rights Offering" and "Long-Term Debt." The acquisition of Rio Grande was accounted for using the purchase method of accounting. Rio Grande was merged into Southern Union on the date of the acquisition and has been integrated into its Southern Union Gas utility division. The additional purchase cost assigned to utility plant of approximately $11,644,000 reflects the excess of the purchase price over the historical book carrying value of the utility plant purchased.

    The following unaudited pro forma financial information for the years ended December 31, 1993 and 1992 is presented as though the acquisition of Rio Grande had been consummated at the beginning of 1993 and 1992, respectively. The pro forma financial information, adjusted for the stock split on March 9, 1994, is not necessarily indicative of the results which would have actually been obtained had the acquisition been completed as of the assumed date for the periods presented or which may be obtained in the future.

                                                                                Year Ended December 31,
                                                                                ------------------------
                                                                                   1993         1992
                                                                                -----------  -----------
Total operating revenues......................................................  $   231,425  $   222,414
Net operating revenues........................................................       20,454       18,654
Net earnings (loss)...........................................................        4,651       (1,391)
Net earnings (loss) per common share..........................................          .59         (.18)

    In July 1993, the Company acquired the natural gas distribution facilities serving the city of Eagle Pass, Texas for approximately $2,000,000. In May 1993, the Company acquired the natural gas distribution facilities of Berry Gas Company which serves the Texas cities and towns of Nome, Raywood, Hull and Devers for approximately $274,000. Combined, these operations collectively serve approximately 4,600 customers. These acquisitions were also accounted for as purchases.

    During 1992, the Company acquired the natural gas distribution facilities in Nixon, Texas for $415,000. Also, the Company added approximately 12 miles of pipeline which transports gas to the community of Sabine Pass, Texas. During 1991, the Company acquired the natural gas distribution and transmission facilities serving an area in south Texas, including the cities of Lockhart, Luling, Cuero, Shiner, Yoakum and Gonzales, and the natural gas distribution facilities serving the city of Andrews, Texas. Also, in 1991, Southern Union acquired Brazos River Gas Company, a natural gas distribution company serving the north Texas cities of Mineral Wells, Weatherford, Graham, Breckenridge, Millsap, Jacksboro and surrounding communities. The purchase price for the 1991 acquisitions was $18,200,000 in cash and assumption of $3,500,000 of mortgage bonds. The distribution operations acquired in 1992 and 1991 collectively serve approximately 35,000 customers.

    In February 1993, Southern Union Exploration Company ("SX"), a wholly owned subsidiary of Southern Union, entered into a purchase and sale agreement to sell substantially all of its oil and gas leasehold interests and associated production for approximately $22,000,000, which sale was completed in March 1993, effective January 1, 1993. See "Business Held For Sale".

    In November 1991, the Company sold the assets of its Arizona gas utility operations (the "Arizona Sale") for approximately $46,000,000, including cash of $40,400,000 and assumed liabilities of $5,600,000. Cash proceeds approximated $32,800,000, net of applicable taxes. The Company recognized a gain of approximately $4,800,000 on the Arizona Sale to the extent of the tax expense incurred on the transaction. The remaining amount in excess of assets sold of approximately $11,400,000 was credited to additional purchase cost assigned to utility plant recorded in February 1990 at the time of the merger of an acquiring company into Southern Union.

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Because of the aforementioned acquisitions and divestitures in 1993, 1992 and 1991, the results of operations of the Company for the years ended December 31, 1993, 1992 and 1991 are not comparable.

OTHER INCOME

    During 1993, the Company recorded a non-recurring accounting adjustment of approximately $2,345,000 to reverse a tax reserve upon the final settlement of prior period federal income tax audits and the filing of amended federal income tax returns. In July 1993, the Company paid the Internal Revenue Service ("IRS") approximately $1,266,000 in settlement for federal income taxes and interest related to the tax years 1984 through 1989. The Company had previously estimated and accrued an amount for the tax deficiencies and related interest and, as a result of the settlement with the IRS for a lesser amount, a non-recurring adjustment was recorded to reverse the tax reserve in excess of the payment made. The reversal of the reserve had no impact on liquidity or cash flows due to the non-cash impact of this adjustment. Other income items recorded in 1993 also included: interest income on notes receivable of approximately $830,000; rental income from Lavaca Realty Company ("Lavaca Realty"), the Company's real estate subsidiary, of approximately $1,835,000; and a pre-tax gain of approximately $494,000 on the sale of undeveloped real estate.

    During 1992, the Company resolved certain other contingent matters and reversed approximately $2,200,000 of certain contingency reserves, recorded when an acquiring company completed a cash merger into Southern Union during February 1990. The reversal of those reserves had no impact on liquidity or cash flows due to the non-cash impact of this adjustment. In addition, a $950,000 gain resulting from a litigation settlement was recorded in 1992. Other income in 1991 included approximately $1,792,000 in gains resulting from litigation settlements and interest income on notes receivable of approximately $528,000.

CASH FLOW INFORMATION

                                                                         1993       1992       1991
                                                                       ---------  ---------  ---------
Cash paid during the year for:
  Interest (net of amount capitalized)...............................  $  12,820  $  10,005  $  11,695
  Income taxes.......................................................      9,691      4,449     11,350

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Excluded from the statement of consolidated cash flows were the following effects of non-cash investing and financing activities:

                                                                            1993       1992       1991
                                                                          ---------  ---------  ---------
Pension liability adjustment to retained earnings.......................  $   2,051     --         --
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------
Non-cash assets and liabilities acquired:
  Working capital.......................................................  $    (718)    --      $   1,069
  Noncurrent assets.....................................................     36,448  $     507     19,994
  Noncurrent liabilities................................................       (171)    --         (3,557)
                                                                          ---------  ---------  ---------
                                                                          $  35,559  $     507  $  17,506
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------

                                                                                                  1991
                                                                                                ---------
Non-cash aspects of businesses and investments sold
 (Real estate dispositions and Arizona Sale):
  Assets sold.................................................................................  $  52,834
  Liabilities assumed by purchasers...........................................................     (9,680)
                                                                                                ---------
                                                                                                   43,154
  Less receivable.............................................................................     (2,590)
  Less expenses paid..........................................................................       (551)
                                                                                                ---------
  Net cash received...........................................................................  $  40,013
                                                                                                ---------
                                                                                                ---------
Adjustment of real estate to fair market value................................................  $   1,022
                                                                                                ---------
                                                                                                ---------

REAL ESTATE

    In February 1993, Southern Union entered into a settlement agreement with the Resolution Trust Corporation ("RTC") with respect to Southern Union's former subsidiary, First Bankers Trust & Savings Association. As part of the settlement, in return for payment by the Company of $4,792,000, the RTC: dismissed a $6,174,000 judgment for specific performance of a contract to purchase real estate; canceled notes in the principal amount of $1,600,000; permitted the Company to terminate a $2,000,000 letter of credit; deeded the Company a 21-acre tract in Austin, Texas; and released certain other claims asserted in the settled litigation. This settlement had no impact on earnings since the Company had previously recorded a reserve for the related loss contingency. In December 1993, Lavaca Realty sold this land for approximately $794,000 resulting in an after tax gain of approximately $321,000.

    In 1991, Lavaca Realty purchased a commercially developed tract of land in the central business district of Austin, Texas containing a combined 11-story office building, parking garage, drive-through bank and mini-bank facility ("Lavaca Plaza") for $5,300,000. Approximately 49% of the office space at Lavaca Plaza is used in the Company's business while 51% is leased, or is under option to lease, to non-affiliated entities. During 1991, Lavaca Realty sold a three-acre office park project in Dallas, Texas for $1,600,000 and a 120 unit apartment project in Nacogdoches, Texas for cash of $500,000 and a note receivable for $600,000 and, in 1992, sold 11 acres of undeveloped land in Austin, Texas for $335,000. The 1991 sales transactions resulted in the recognition of a tax benefit of approximately $1,300,000.

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

STOCKHOLDERS' EQUITY

    The changes in common stockholders' equity and cumulative preferred stock were as follows:

                                                          Common Stockholders' Equity
                                          -----------------------------------------------------------  Cumulative
                                           Common      Premium                                          Preferred
                                            Stock        on        Treasury    Retained                Stock $100
                                           $1 Par      Capital      Stock,     Earnings                  Stated
                                            Value       Stock       at Cost    (Deficit)     Total        Value
                                          ---------  -----------  -----------  ---------  -----------  -----------
Year ended December 31, 1991:
Balance January 1, 1991.................  $   7,929  $   142,071   $  --       $  (3,668) $   146,332   $  25,000
  Net earnings..........................     --          --           --           3,487        3,487      --
  Dividends on preferred stock..........     --          --           --          (2,500)      (2,500)     --
  Exercise of stock options for 4,500
   shares of common stock...............          5           32      --          --               37      --
                                          ---------  -----------  -----------  ---------  -----------  -----------
    Balance December 31, 1991...........      7,934      142,103      --          (2,681)     147,356      25,000
Year ended December 31, 1992:
  Net earnings..........................     --          --           --           3,945        3,945      --
  Dividends on preferred stock..........     --          --           --          (2,500)      (2,500)     --
  Redemption of preferred stock.........     --          --           --              (4)          (4)       (100)
  Purchase of treasury stock............     --               --        (794)     --             (794)     --
                                          ---------  -----------  -----------  ---------  -----------  -----------
    Balance December 31, 1992...........      7,934      142,103        (794)     (1,240)     148,003      24,900
Year ended December 31, 1993:
  Net earnings..........................     --          --           --           7,733        7,733      --
  Dividends on preferred stock..........     --          --           --            (843)        (843)     --
  Rights Offering for 3,000,000 shares
   of common stock......................      3,000       46,351      --          --           49,351      --
  Exercise of stock options for 24,750
   shares of common stock...............         25          191      --          --              216
Pension liability adjustment............     --          --           --          (2,051)      (2,051)
Redemption of preferred stock...........     --          --           --            (471)        (471)    (24,900)
                                          ---------  -----------  -----------  ---------  -----------  -----------
  Balance December 31, 1993.............  $  10,959  $   188,645   $    (794)  $   3,128  $   201,938   $  --
                                          ---------  -----------  -----------  ---------  -----------  -----------
                                          ---------  -----------  -----------  ---------  -----------  -----------

    STOCK SPLIT

    On February 11, 1994 Southern Union's Board of Directors declared a three for two stock split in the form of a 50% stock dividend which was distributed on March 9, 1994 to stockholders of record on February 23, 1994. Effective March 9, 1994 the Company gave retroactive recognition to the equivalent change in capital structure for all periods presented. Consequently, earnings per share in 1993, 1992 and 1991 were recomputed based on the weighted average number of shares outstanding during each year adjusted for the stock split.

    RIGHTS OFFERING

    On December 31, 1993, Southern Union consummated a Rights Offering to its existing stockholders to subscribe for and purchase 3,000,000 shares of the Company's common stock, par value $1.00 per share, at $16.67 per share, as adjusted for the March 9, 1994 three for two stock split, for net proceeds of $49,351,000. The proceeds from the Rights Offering, together with the proceeds from the sale of $475,000,000 of 7.60% of Senior Notes due 2024 on January 31, 1994, were used to fund the acquisitions of Rio Grande and certain gas distribution assets in Missouri and to retire certain outstanding debt. See "Acquisitions and Divestitures," "Long-Term Debt" and "Subsequent Events."

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    COMMON STOCK

    The Company had an incentive stock option plan (the "1982 Plan") which terminated on December 31, 1991. Under the terms of the 1982 Plan, options to purchase up to an aggregate of 750,000 shares of common stock could have been granted to officers and key employees at prices not less than fair market value on the date of grant. Options granted under the 1982 Plan are exercisable for periods of ten years from the date of grant or such lesser period as may be designated for particular options, and become exercisable after a specified time from the date of grant in cumulative annual installments. Upon exercise of an option, the 1982 Plan permitted the Company to elect, instead of issuing shares, to make a cash payment equal to the difference at the date of exercise between the option price and the market price of the shares as to which option is being exercised.

    Options under the 1982 Plan for 19,500 shares at $8.17 were exercised in 1993 and options under the 1982 Plan for 13,500 shares at $8.17 were canceled in 1993. No options under the 1982 Plan were exercised in 1992. Options under the 1982 Plan for 15,000 shares at $8.17 per share were canceled in 1992 due to employee terminations in 1992. Options under the 1982 Plan for 4,500 shares at $8.33 were exercised in 1991. No options under the 1982 Plan were granted during the year ended December 31, 1991. At December 31, 1993, 1992 and 1991, options under the 1982 Plan for 195,000, 142,500 and 78,000 shares were exercisable at prices ranging from $8.17 to $9.17.

    The 1992 Long-Term Stock Incentive Plan (the "1992 Long-Term Plan") was approved at the annual meeting of stockholders held on May 12, 1993. Under the 1992 Long-Term Plan options to purchase 780,000 shares may be granted to officers and key employees at prices not less than the market value on the date of grant. Options granted under the 1992 Long-Term Plan are exercisable for periods of ten years from the date of grant or such lesser period as may be designated for particular options, and become exercisable after a specified period of time from the date of grant in cumulative annual installments. The 1992 Long-Term Plan also allows for the granting of stock appreciation rights, dividend equivalents, performance shares and restricted stock.

    No options under the 1992 Long-Term Plan were granted during 1993. Options under the 1992 Long-Term Plan for 5,250 shares at $10.67 were exercised in 1993 and options under the 1992 Long-Term Plan for 6,000 shares at $10.67 were canceled in 1993. There are 588,000 shares available for future option grants under the 1992 Long-Term Plan at December 31, 1993. Options for 203,250 shares at $10.67 per share, along with dividend equivalents, were granted in October 1992 under the 1992 Long-Term Plan. No options under the 1992 Long-Term Plan were exercised during 1992 and none under the 1992 Long-Term Plan were exercisable at December 31, 1992. At December 31, 1993, options for 38,400 shares at $10.67 were exercisable under the 1992 Long-Term Plan.

    In 1992 the Company purchased 77,438 shares of its common stock at $10.25, adjusted for the stock split, from a company whose Chairman, Chief Executive Officer and President, at that time, were also executive officers, directors and stockholders of Southern Union.

    RETAINED EARNINGS

    Provisions in certain of Southern Union's long-term notes and Southern Union's charter relating to the issuance of preferred stock limit the payment of cash or asset dividends on capital stock. Under the most restrictive provisions in effect, as a result of the sale of Senior Debt Securities, Southern Union will not declare or pay any cash or asset dividends on common stock (other than dividends and distributions payable solely in shares of its common stock or in rights to acquire its common stock) or acquire or retire any shares of Southern Union's common stock, unless no event of default exists and the Company meets certain financial ratio requirements.

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    CUMULATIVE PREFERRED STOCK

    During March 1993, Southern Union retired 68,000 shares of the Series A 10% Cumulative Preferred Stock ("Preferred Stock") at $103 per share for $7,004,000. In April 1993, Southern Union retired 77,000 shares of Preferred Stock at $102 per share for $7,854,000. In June 1993, Southern Union retired 4,000 shares of Preferred Stock at $103.50 per share for $414,000 and the remaining outstanding 100,000 shares at par for $10,000,000.

LONG-TERM DEBT

    First mortgage bonds, debentures and other long-term debt outstanding, including current maturities, were as follows:

                                                                              March 2,          December 31,
                                                                             -----------  ------------------------
                                                                                1994         1993         1992
                                                                             -----------  -----------  -----------
First mortgage bonds:
  11.5% due 2000 -- collateralized by utility plant in service.............  $     2,900  $     2,900  $     3,500
Sinking fund debentures:
  10 1/2% due 2017.........................................................      --            50,000       50,000
Other long-term debt:
  10 1/8% notes due 1994...................................................       20,000       20,000       20,000
  9.45% notes due 2004.....................................................      --            10,000       10,000
  10% notes due 2012.......................................................      --            25,000       25,000
  7.60% Senior notes due 2024..............................................      475,000      --           --
  Other....................................................................        1,381        1,674        1,424
                                                                             -----------  -----------  -----------
Total long-term debt.......................................................  $   499,281  $   109,574  $   109,924
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

    The maturities of long-term debt for each  of the next five years are:  1994
- -- $20,555,000; 1995 -- $516,000; 1996 -- $545,000; 1997 -- $559,000 and 1998 --
$243,000.

    On January 31, 1994, Southern Union completed the sale of the Senior Debt Securities. The net proceeds from the sale of the Senior Debt Securities, together with the net proceeds from the Rights Offering and working capital from operations, have been or will be used to: (i) fund the purchase price of the Missouri Acquisition; (ii) refinance the $20,000,000 aggregate principal amount of the 10 1/8% Notes due May 15, 1994; (iii) repay approximately $59,300,000 of borrowings under the $100,000,000 revolving credit facility, which borrowings were used to fund the acquisition of Rio Grande and repurchase all of the outstanding preferred stock; (iv) refinance the $10,000,000 aggregate principal amount of 9.45% Senior Notes due January 31, 2004, and $25,000,000 aggregate principal amount of 10% Senior Notes due January 31, 2012 and the related premium of $10,400,000 resulting from the early extinguishment of such notes; and (v) refinance $50,000,000 aggregate principal amount of the 10.5% Sinking Fund Debentures due May 15, 2017 and the premium of $3,300,000 resulting from the early extinguishment of such debentures. See "Subsequent Events.

    NOTES PAYABLE

    On September 30, 1993, Southern Union entered into an $80,000,000 revolving credit facility with one bank to provide its seasonal working capital and letters of credit requirements. The revolving credit facility was amended on November 15, 1993 to syndicate it to five additional banks and to increase the facility to $100,000,000. The Company may use up to $40,000,000 of this facility to finance future acquisitions. This facility contains covenants with respect to financial parameters and ratios, total debt limitations, borrowing base limitations, restrictions as to dividend payments, stock reacquisitions, certain investments and additional liens. Further, this revolving credit facility is initially uncollaterized; however, it would become collaterized by a first priority security interest in substantially all of the Company's accounts receivable, inventory and certain related contract rights

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
in the event that Southern Union issues debt collaterized by 20% or more of the property, plant and equipment of Southern Union. The facility expires on December 31, 1996, but may be extended annually for periods of one year beginning on September 30, 1994 with the consent of each of the banks. The revolving credit facility is subject to a commitment fee of an annualized .25% on the unused balance. The interest rate on borrowings on the revolving credit facility is calculated based on a formula using the LIBOR and prime interest rates. The average interest rate under the revolving credit facility was 4.7% for the year ended December 31, 1993.

EMPLOYEE RETIREMENT PLAN AND POSTRETIREMENT BENEFITS

    DEFINED BENEFIT PLAN

    The Company maintains a trusteed non-contributory defined benefit retirement plan which covers substantially all employees. Benefits are based on years of service and the employee's compensation during the last ten years of employment. The Company funds plan costs in accordance with federal regulations, not to exceed the amounts deductible for income tax purposes. The plan's assets are invested in a cash fund, bond funds and stock funds.

    During 1993, the Company completed an early retirement program for certain of the Company's employees. Approximately 75 of an eligible 109 employees accepted the early retirement program. As a result, the Company recognized expenses of approximately $702,000 associated with special termination benefits.

    The components of net pension expense for the year ended December 31, 1993, 1992 and 1991 consisted of the following:

                                                                          1993       1992       1991
                                                                        ---------  ---------  ---------
Service cost of benefits earned during the year.......................  $   1,067  $   1,051  $   1,036
Interest cost on projected benefit obligations........................      2,358      2,001      1,498
Actual return on plan assets..........................................     (1,099)    (1,280)    (1,325)
Net amortization and deferral.........................................       (632)      (252)       199
                                                                        ---------  ---------  ---------
Net pension expense...................................................  $   1,694  $   1,520  $   1,408
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

    The actuarial computations for the determination of accumulated and projected benefit obligations using the projected unit credit actuarial cost method, assumed a discount rate of 7.5% and a weighted average annual salary increase of 5.8% over the average remaining service lives of employees under the plan as of December 31, 1993. A discount rate of 9% and a weighted average annual salary increase of 6.6% were assumed as of December 31, 1992 and 1991. An expected long-term rate of return on plan assets of 8% was assumed in 1993, 1992 and 1991. As a result of decreasing the discount rate effective January 1, 1994, the provisions of SFAS No. 87, "Employers Accounting for Pensions" required the recognition in the balance sheet of an additional minimum liability representing the excess of accumulated benefits over plan assets. A corresponding amount is recognized as an intangible asset to the extent of any unrecognized prior service cost and any remainder as a reduction of stockholders' equity. At December 31, 1993, the Company recorded an additional liability of $4,917,000, an intangible asset of $1,809,000 and a reduction in stockholders' equity of $2,051,000, net of an income tax benefit of $1,057,000.

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The following is a reconciliation of the funded status of the pension plan and accrued retirement plan liabilities as of December 31, 1993, and 1992:

                                                                                     1993       1992
                                                                                   ---------  ---------
Actuarial present value of benefit obligations:
  Vested benefits................................................................  $  29,093  $  20,861
  Nonvested benefits.............................................................      1,205        625
                                                                                   ---------  ---------
Accumulated benefit obligations..................................................     30,298     21,486
Effect of future salary increases................................................      3,448      3,475
                                                                                   ---------  ---------
Projected benefit obligation.....................................................     33,746     24,961
Plan assets at fair value........................................................     23,592     21,976
                                                                                   ---------  ---------
Projected benefit obligations in excess of plan assets...........................     10,154      2,985
Unrecognized net transition asset................................................        768        865
Unrecognized prior service cost..................................................     (1,809)    (1,959)
Unrecognized net gain (loss).....................................................     (7,324)       295
Adjustment to recognize minimum liability........................................      4,917     --
                                                                                   ---------  ---------
Accrued retirement plan liabilities..............................................  $   6,706  $   2,186
                                                                                   ---------  ---------
                                                                                   ---------  ---------

    Prior service cost is being amortized on a straight line basis over the average remaining expected future service of participants present at the time of amendment.

    The Company also maintains a supplemental non-contributory defined benefit retirement plan which covers certain employees whose annual earnings exceed $50,000. The purpose of the supplemental plan is to provide part or all of those defined benefit plan benefits which are not payable to certain employees under the primary plan. The Company does not currently fund the supplemental plan. The net pension cost of the supplemental plan for the years ended December 31, 1993, 1992 and 1991 was not significant.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    The Company adopted the provision of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective as of January 1, 1993 which resulted in a transition obligation of approximately $9,328,000 which was subsequently reduced in 1993 to $4,257,000 primarily as a result of certain plan amendments. The Company will amortize the remaining transition obligation over an allowed 20-year period. This statement requires an accrual of postretirement medical and other benefit liabilities on an actuarial basis during the years an employee provides services. The Company records a regulatory asset for the difference between the postretirement cost currently included in rates and the SFAS No. 106 expense to the extent the Company has filed, or intends to file, a rate application to include SFAS No. 106 expense in rates and it is probable that the regulator will allow such expense in future rates. The total postretirement costs deferred and recorded as a regulatory asset at December 31, 1993 were approximately $501,000. The postretirement costs recognized as expense in 1993 were $489,000. Prior years' costs of $155,000 and $270,000 in 1992 and 1991, respectively, were recognized as expense when claims were paid.

    The significant features of the substantive plan include the payment for life of a portion of the medical benefit costs for individuals (and their dependents) who retired prior to January 1, 1993 and for certain individuals (and their dependents) who elected to retire during the first quarter of 1993 and for active employees hired prior to January 1, 1993 benefits are provided only to retirees and only until eligibility for Medicare (age 65). The cost-sharing provisions for medical care benefits include an escalation in the retirees share of claims obligations that is expected to follow the trend of claims net of Medicare reimbursements. The substantive plan was amended during 1993 to substantially modify

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
the cost-sharing provisions to decrease the employer's share of expected future claims and make certain other plan changes. During 1992, the Company discontinued offering postretirement medical benefits to dependents to the future retirees after age 65 and employees hired after December 31, 1992.

    The funding policy is to pay claims as they arise from a tax-exempt trust through 1999. In addition, contributions are currently being made to a separate account within the pension plan to accumulate assets sufficient to fund claims arising after 1999. Assets held in the tax-exempt trust include primarily short-term obligations. Assets held in the separate account within the retirement plan include cash funds, bond funds and stock funds. Non-benefit liabilities are limited to expenses associated with plan operation and administration.

    The components of net postretirement benefit cost for the year ended December 31, 1993 consisted of the following:

                                                                                                    1993
                                                                                                  ---------
Service cost of benefits earned during the year.................................................  $      36
Interest cost on benefit obligations............................................................        609
Actual return on plan assets....................................................................         (4)
Net amortization and deferral...................................................................        349
                                                                                                  ---------
Net postretirement benefit cost.................................................................  $     990
                                                                                                  ---------
                                                                                                  ---------

    The following is a reconciliation of the funded status of the postretirement benefit plan and accrued postretirement liabilities as of December 31, 1993.

                                                                                            December 31,
                                                                                                1993
                                                                                            -------------
Accumulated postretirement benefit obligation:
  Retirees................................................................................    $   3,911
  Other fully eligible participants.......................................................           55
  Other active participants...............................................................          434
                                                                                            -------------
Accumulated benefit obligation............................................................        4,400
Plan assets at fair value.................................................................         (277)
                                                                                            -------------
Accumulated benefit obligations in excess of plan assets..................................        4,123
Unrecognized net transition obligation....................................................       (4,257)
Unrecognized net gain.....................................................................          663
                                                                                            -------------
Accrued postretirement benefit cost.......................................................    $     529
                                                                                            -------------
                                                                                            -------------

    For purposes of computing the 1993 net periodic cost and transition obligation, the assumed health care cost trend rate used to measure expected cost benefits covered by the plan was 13.7%, gradually decreasing to 7% in year 17 of the projection. For purposes of the December 31, 1993 benefit obligations, the health care cost trend rate was 10% for the first seven years of the projection, thereafter decreasing by .25% per year, reaching 7% in year 18 of the projection. The weighted average assumed discount rate was 9% for purposes of the 1993 net periodic cost and transition obligation and 7.5% for purposes of the December 31, 1993 computation of the accumulated postretirement benefit obligation. The weighted average expected long-term rate of return on plan assets is assumed to be 8% on an after tax basis. In addition, prior service cost is amortized on a straight line basis over the average remaining years of service to full eligibility for benefits of the active plan participants.

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    A one percentage point increase in the assumed health care cost trend rates for each future year would increase the aggregate of the service and interest cost components of the net periodic postretirement health care benefit cost by approximately $50,000 and would increase the accumulated postretirement benefit obligation for health care benefits by approximately $500,000.

TAXES ON INCOME

    The Company adopted SFAS No. 109 effective January 1, 1993. The effect of this change was not material. Prior to that date, the Company applied the provisions of APB No. 11, "Accounting for Income Taxes". The components of taxes on income relating to continuing operations were as follows:

                                                                             Years Ended December 31,
                                                                                       1993
                                                                          -------------------------------
                                                                           Current   Deferred
                                                                             Tax        Tax       Total
                                                                          ---------  ---------  ---------
Federal.................................................................  $   2,417  $   1,368  $   3,785
State...................................................................         70     --             70
                                                                          ---------  ---------  ---------
                                                                          $   2,487  $   1,368  $   3,855
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------

                                                                                       1992
                                                                          -------------------------------
Federal.................................................................  $   3,373  $     996  $   4,369
State...................................................................         71     --             71
                                                                          ---------  ---------  ---------
                                                                          $   3,444  $     996  $   4,440
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------

                                                                                       1991
                                                                          -------------------------------
Federal.................................................................  $   8,079  $  (2,424) $   5,655
State...................................................................        980     --            980
                                                                          ---------  ---------  ---------
                                                                          $   9,059  $  (2,424) $   6,635
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------

    Deferred credits include $755,000 and $791,000 of unamortized deferred investment tax credit as of December 31, 1993 and 1992, respectively.

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The source of these differences and tax effect of each is as follows:

                                                                                            December 31,
                                                                                                1993
                                                                                            ------------
Deferred tax assets:
  Postretirement benefits.................................................................   $    1,513
  Note receivable.........................................................................          921
  Insurance accruals......................................................................          540
  Other...................................................................................          571
                                                                                            ------------
  Total deferred tax assets...............................................................        3,545
                                                                                            ------------
Deferred tax liabilities:
  Property, plant and equipment...........................................................      (21,004)
  Unamortized debt expense................................................................       (1,372)
  Other...................................................................................         (559)
                                                                                            ------------
  Total deferred tax liabilities..........................................................      (22,935)
                                                                                            ------------
Net deferred tax liability................................................................      (19,390)
                                                                                            ------------
Less current tax asset....................................................................          219
                                                                                            ------------
Accumulated deferred income taxes.........................................................   $  (19,609)
                                                                                            ------------
                                                                                            ------------

    The sources of timing differences and the related deferred tax effect for the years ended December 31, 1992 and 1991, pursuant to APB No. 11 were as follows:

                                                                                    Years Ended December
                                                                                            31,
                                                                                    --------------------
                                                                                      1992       1991
                                                                                    ---------  ---------
Difference between book and tax depreciation......................................  $   1,535  $     887
Contributions in aid of construction..............................................     (1,363)      (524)
Insurance reserves................................................................        209       (346)
Loss on retirement of debt........................................................     --            733
Deferred taxes related to assets sold.............................................     --         (2,956)
Pension plan cost accruals........................................................        263        107
Amortization of excess deferred income tax........................................       (161)      (176)
Other, net........................................................................        513       (149)
                                                                                    ---------  ---------
  Total...........................................................................  $     996  $  (2,424)
                                                                                    ---------  ---------
                                                                                    ---------  ---------

    On August 10, 1993, the United States Congress passed and the President signed into law, the Omnibus Budget Reconciliation Act of 1993 (the "Act"). Among other provisions in the Act, effective January 1, 1993, the corporate federal income tax rate was increased to 35% on corporate taxable income in excess of $10,000,000. Total income tax expense differed from the amount computed by

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
applying the applicable federal income tax rate of 35% in 1993 and 34% in 1992 and 1991 to earnings from continuing operations before taxes on income. The reasons for the differences for each of the years were as follows:

                                                                                        Years Ended December 31,
                                                                                     -------------------------------
                                                                                       1993       1992       1991
                                                                                     ---------  ---------  ---------
Computed "expected" tax expense....................................................  $   4,056  $   3,682  $   3,845
Changes in taxes resulting from:
  State income taxes...............................................................         46         45        133
  Amortization of acquisition adjustment...........................................      1,060      1,004      1,123
  Amortization of excess deferred income tax.......................................       (191)      (161)      (176)
  Tax gain (loss) on sale of assets in excess of book gain (loss)..................     --           (322)     1,799
  Adjustments to tax reserve.......................................................     (1,095)    --         --
  Other............................................................................        (21)       192        (89)
                                                                                     ---------  ---------  ---------
  Actual tax expense...............................................................  $   3,855  $   4,440  $   6,635
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

BUSINESS HELD FOR SALE

    In February 1993, SX entered into a purchase and sale agreement to sell substantially all of its oil and gas leasehold interests and associated production for approximately $22,000,000, which sale was completed in March 1993 effective as of January 1, 1993. SX, engaged in the development and production of oil and gas, held varying interests in producing oil and gas wells located primarily in New Mexico and Texas. The Company accounted for SX as a business held for sale wherein adjustments were made to reflect the valuation of this business to an estimated net realizable value. At December 31, 1992 and 1991, the Company estimated and recorded a book loss on future disposal of $4,400,000 and $2,250,000, respectively. In addition, the Company recorded a tax liability of approximately $6,960,000 resulting from the recognition of a tax basis gain of approximately $18,800,000. The sale closed on March 31, 1993. SX also disposed of various oil and gas properties during 1992 and 1991 for a total of approximately $800,000 and $2,600,000, respectively.

LEASES

    The Company leases certain facilities, equipment and office space under cancelable and noncancelable operating leases. The minimum annual rentals under operating leases for the next five years are as follows: 1994 -- $2,325,000; 1995 -- $1,819,000; 1996 -- $1,384,000; 1997 -- $1,113,000; and 1998 --
$900,000; and thereafter $938,000. Rental expense was approximately $2,061,000, $2,372,000 and $1,881,000 in 1993, 1992 and 1991, respectively.

RELATED PARTIES

    In April 1992, Southern Union advanced $375,980 to Peter H. Kelley, President, Chief Operating Officer and a Director of Southern Union, to enable him to repay certain funds borrowed by him from his previous employer in connection with his departure from his previous employer to become an executive officer of the Company. The advance is evidenced by a note, payable on demand, bearing an annual percentage interest rate of 6.5% which was equal to the prime rate announced by Texas Commerce Bank, N.A. on the date the advance was made, plus one-half percent. As of December 31, 1993, Mr. Kelley's outstanding principal and accrued but unpaid interest balance was $355,428. This loan is being repaid on schedule.

    In October 1993, Southern Union's Board of Directors approved and ratified payments by the Company to Activated Communications, Inc. ("Activated") for use by the Company of Activated's office space in New York City. Activated is controlled and operated by Company Chairman George L. Lindemann and Vice Chairman John E. Brennan, who, along with Director Adam M. Lindemann, did

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) not participate in such Board action. Monthly rental payments commenced effective as of August 1992 for approximately half of Activated's base lease payments before certain adjustments. Total payments to Activated in 1993 and 1992 were $187,000 and $104,000, respectively.

    Fleischman and Walsh, of which Southern Union Director Aaron Fleischman is Senior Partner, provides legal services to the Company. In 1993, 1992 and 1991 the total value of legal services provided by Fleischman and Walsh to the Company was approximately $980,000, $503,000 and $624,000, respectively. On February 10, 1994, Southern Union's Board of Directors granted to Fleischman and Walsh a warrant to purchase up to 37,500 shares of Common Stock, $1 par value per share, at an exercise price of $23.00, as adjusted for the stock split. The warrant expires on February 10, 2004.

COMMITMENTS AND CONTINGENCIES

    The Company is aware of the possibility that it may become a defendant in an action brought by the United States Environmental Protection Agency ("EPA") under 42 U.S.C. Section 9607(a) for reimbursement of costs associated with removing hazardous substances from the site of a former coal gasification plant (the "Pine Street Canal Site") in Burlington, Vermont. This knowledge arises out of the existence of a prior action, UNITED STATES V. GREEN MOUNTAIN POWER CORP., ET AL, Civil No. 88-307 (D. Vt.) in which the Company became involved as a third-party defendant in January 1989. Green Mountain Power was an action under 42 U.S.C. Section 9607(a) by the federal government to recover clean-up costs associated with the "Maltex Pond", which is part of the Pine Street Canal Site. Two defendants in Green Mountain Power, Vermont Gas Systems and Green Mountain Power Corp., claimed that the Company is the corporate successor to People's Light and Power Corporation, an upstream corporate parent of Green Mountain Power Corp. during the years 1928-1931. Green Mountain Power was settled without admission or determination of liability with respect to the Company by order dated December 26, 1990. The EPA has since conducted studies of the clean-up costs for the remainder of the Pine Street Canal Site, but the ultimate costs are unknown at this time. On November 30, 1992, the Company was named as a potentially responsible party in a special notice letter from the EPA. On August 16, 1993, the Company's participation in settlement discussions on technical and allocation issues with the EPA was requested by Green Mountain Power Corp., Vermont Gas Systems, Inc. and New England Electric System (the "Gas Plant PRPs"). By letter dated September 20, 1993, the Company informed the Gas Plant PRPs of its reasons for its belief that it has no liability for the site, including (1) that it is not a corporate successor to any entity that owned or was responsible for the Pine Street Canal Site during the period the coal gasification plant was in operation, (2) that any claims against Peoples Light and Power Corporation were discharged in that company's 1936 Plan of Reorganization, and (3) that the Company merged with a successor to People's Light and Power Company, Inc., a separate company incorporated following the bankruptcy of Peoples Light and Power Corporation. Should the Company be made party to any action seeking recovery of remaining clean-up costs, it intends to assert the foregoing defenses and to otherwise vigorously defend against such an action. The Company has made demands of the appropriate insurers that they assume the defense of and liability for any such claim that may be asserted.

    In 1993, the Internal Revenue Service completed its audit of the Company's federal income tax return for 1984 through 1989. The Internal Revenue Service proposed, and the Company agreed to the deficiencies and related interest of approximately $1,266,000. The Company had fully accrued for the tax deficiencies and interest. Southern Union and its subsidiaries are parties to other legal proceedings that its management considers to be the normal kinds of actions to which an enterprise of its size and nature might be subject. Management believes the outcome of these legal proceedings will not have a material impact on the Company's results of operations or consolidated financial position.

    The Company has commitments under gas purchase contracts which contain certain minimum purchase provisions for the firm supply of quantities of natural gas. The Company's minimum

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) provisions in its gas supply contracts do not exceed fifty percent of its supply requirements in its service areas. In addition, the Company manages its gas supply purchases to ensure it meets the minimum purchase provisions of its gas purchase contracts. As such, management of the Company believes that take-or-pay provisions within its contracts will not have a material adverse impact on the Company's results of operations or consolidated financial position.

SUBSEQUENT EVENTS

    MISSOURI ACQUISITION

    On July 9, 1993, Southern Union entered into an Agreement for the Purchase of Assets (the "Missouri Asset Purchase Agreement") with Western Resources, Inc. ("Western Resources"), pursuant to which Southern Union purchased from Western Resources (the "Missouri Acquisition") certain Missouri natural gas distribution operations (the "Missouri Business"). The acquisition was consummated on January 31, 1994 and will be accounted for as a purchase. Southern Union paid approximately $400,300,000 in cash for the Missouri Business. The final determination of the purchase price and all prorations and adjustments are expected to be completed by May 30, 1994.

    Southern Union operates the Missouri Business as Missouri Gas Energy, a division of Southern Union which is headquartered in Kansas City, Missouri. As of January 31, 1994, Missouri Gas Energy served approximately 472,000 customers in 147 communities in central and western Missouri, including the cities of Kansas City, St. Joseph, Joplin and Monett.

    The approval of the Missouri Acquisition by the Missouri Public Service Commission (the "MPSC") was subject to the terms of a stipulation and settlement agreement (the "MPSC Stipulation") among Southern Union, Western Resources, the MPSC staff and all intervenors in the MPSC proceeding. Among other things, the MPSC Stipulation: (i) provides that the Company attain a total debt to total capital ratio that does not exceed Standard and Poor's Corporation's Utility Financial Benchmark ratio for the lowest investment grade investor-owned natural gas distribution company (which, at January 31, 1994, would have been approximately 58%) in order to implement any general rate increase with respect to the Missouri Business; (ii) prohibits Southern Union from implementing a general rate increase in Missouri before January 31, 1997 except in certain unusual events; (iii) required Western Resources to contribute an additional $9,000,000 to the Missouri Business' employees' and retirees' qualified defined benefit plans transferred to the Company; (iv) requires the Company to contribute an additional $3,000,000 to the Company's qualified defined benefit plan applicable to the Missouri Business' employees and retirees; and (v) requires the Company to reduce rate base by $30,000,000 (to be amortized over a ten year period) to compensate rate payers for rate base reductions that were eliminated as a result of the acquisition.

    Southern Union assumed certain liabilities of Western Resources with respect to the Missouri Business, including liabilities arising from certain specified contracts assigned to Southern Union at closing, including gas supply and transportation contracts, office equipment leases and real estate leases, liabilities arising from certain contracts entered into by Western Resources in the ordinary course of business, certain liabilities that have arisen or may arise from the operation of the Missouri Business, and liabilities for certain accounts payable of Western Resources pertaining to the Missouri Business.

    Southern Union and Western Resources also entered into an Environmental Liability Agreement at closing. Subject to the accuracy of certain representations made by Western Resources in the Missouri Asset Purchase Agreement, the agreement provides for a tiered approach to the allocation of substantially all liabilities under environmental laws that may exist or arise with respect to the Missouri Business. The agreement contemplates Southern Union first seeking reimbursement from other potentially responsible parties, or recovery of such costs under insurance or through rates charged to customers. To the extent certain environmental liabilities are discovered by Southern

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Union prior to July 9, 1995, and are not so reimbursed or recovered, Southern Union will be responsible for the first $3,000,000, if any, of out of pocket costs and expenses incurred to respond to and remediate any such environmental claim. Thereafter, Western Resources would share one-half of the next $15,000,000 of any such costs and expenses, and Southern Union would be solely liable for any such costs and expenses in excess of $18,000,000.

    The Missouri Business owns or is otherwise associated with a number of sites where manufactured gas plants were previousy operated. These plants were commonly used to supply gas service in the late 19th and early 20th centuries, in certain cases by corporate predecessors to Western Resources. By-products and residues from manufactured gas could be located at these sites and at some time in the future may require remediation by the EPA or delegated state regulatory authority. By virtue of notice under the Missouri Asset Purchase Agreement and its preliminary, non-invasive review, the Company is aware of eleven such sites in the service territory of the Missouri Business. Based on information reviewed thus far, it appears that neither Western Resources nor any predecessor in interest ever owned or operated at least three of those sites. Western Resources has informed the Company that it was notified in 1991 by the EPA that the EPA was evaluating one of the sites (in St. Joseph, Missouri) for any potential threat to human health and the environment. Western Resources has also advised the Company that to date, the EPA has not notified it that any further action may be required. Evaluation of the remainder of the sites by appropriate federal and state regulatory authorities may occur in the future. At the present time and based upon the preliminary information available to it, the Company believes that the costs of any remediation efforts that may be required for these sites for which it may ultimately have responsibility will not exceed the aggregate amount subject to substantial sharing by Western Resources.

    Pursuant to the terms of an Employee Agreement with Western Resources entered into on July 9, 1993, after the closing of the Missouri Acquisition, Southern Union employed certain employees of Western Resources involved in the operation of the Missouri Business ("Continuing Employees"). Under the terms of the Employee Agreement, the assets and liabilities under Western Resources' qualified defined benefit plans attributable to Continuing Employees and retired employees who had been necessary to the operation of the Missouri Business ("Retired Employees") were transferred to a qualified defined benefit plan of Southern Union that will provide benefits to Continuing Employees and Retired Employees substantially similar to those provided for under Western Resources' qualified defined benefit plans. Southern Union amended its qualified defined benefit plan to cover the Continuing Employees and Retired Employees and provide Continuing Employees and Retired Employees with certain welfare, separation and other benefits and arrangements.

    In connection with the Missouri Acquisition, on January 31, 1994 Southern Union completed the sale of the Senior Debt Securities. See "Long-Term Debt."

    PRO FORMA FINANCIAL INFORMATION

    The following unaudited pro forma financial information for the years ended December 31, 1993 and 1992 is presented to give effect to: the funding of the Missouri Acquisition; the completion of the Rights Offering; the sale of Senior Debt Securities; and the refinancing of certain short-term debt, current maturities of long-term debt and certain long-term debt outstanding at December 31, 1993, as if such transactions had been consummated at the beginning of 1993 and 1992, respectively. The pro forma financial information, adjusted for the stock split, is not necessarily indicative of the results

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) which would have actually been obtained had the Missouri Acquisition, the Rights Offering, the sale of Senior Debt Securities or the refinancings been completed as of the assumed date for the periods presented or which may be obtained in the future.

                                                                                Year Ended December 31,
                                                                                ------------------------
                                                                                   1993         1992
                                                                                -----------  -----------
Total operating revenues......................................................  $   539,245  $   490,401
Net operating revenues........................................................       43,310       34,277
Net earnings..................................................................       11,036        3,619
Net earnings per common share.................................................         1.02          .33

    OTHER EVENT

    On February 11, 1994, Southern Union's Board of Directors declared a three for two stock split in the form of a 50% stock dividend which was distributed on March 9, 1994 to stockholders of record on February 23, 1994. See "Stockholder's Equity."

QUARTERLY OPERATIONS (UNAUDITED)

                                                                    Quarter Ended
                                                  --------------------------------------------------
1993                                               March 31     June 30   September 30  December 31      Total
- ------------------------------------------------  -----------  ---------  ------------  ------------  -----------
Total operating revenues........................   $  67,322   $  36,913   $   31,633    $   73,137   $   209,005
Net operating revenues (expenses)...............      11,547       1,178          (79)        7,118        19,764
Earnings (loss) before preferred dividends......       5,169        (924)      (1,254)        4,742         7,733
Net earnings (loss) available for common
 stock..........................................       4,575      (1,173)      (1,254)        4,742         6,890
Net earnings (loss) per common share............         .58        (.15)        (.16 )         .60           .87

                                                                    Quarter Ended
                                                  --------------------------------------------------
1992                                               March 31     June 30   September 30  December 31      Total
- ------------------------------------------------  -----------  ---------  ------------  ------------  -----------
Total operating revenues........................   $  59,836   $  33,042   $   34,025    $   65,542   $   192,445
Net operating revenues (expenses)...............      11,043         304       (1,404)        7,419        17,362
Earnings (loss) from continuing operations......       6,016        (899)      (2,944)        4,218         6,391
Earnings (loss) from discontinued operation.....         568         251          569        (3,834)       (2,446)
Earnings (loss) before preferred dividends......       6,584        (648)      (2,375)          384         3,945
Net earnings (loss) available for common
 stock..........................................       5,959      (1,273)      (3,000)         (241)        1,445
Earnings (loss) from continuing operations per
 common share...................................         .68        (.20)        (.45 )         .46           .49
Net earnings (loss) per common share............         .75        (.16)        (.38 )        (.03 )         .18

                                                                      SCHEDULE V

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                         PROPERTY, PLANT AND EQUIPMENT

                      THREE YEARS ENDED DECEMBER 31, 1993

                                                COLUMN B                                   COLUMN E      COLUMN F
                                               -----------                               -------------  -----------
                  COLUMN A                     BALANCE AT    COLUMN C       COLUMN D     OTHER CHANGES    BALANCE
- ---------------------------------------------   BEGINNING   -----------  --------------      ADDS        AT END OF
               CLASSIFICATION                    OF YEAR     ADDITIONS    RETIREMENTS    (DEDUCTS)(A)      YEAR
- ---------------------------------------------  -----------  -----------  --------------  -------------  -----------
                                                                      (THOUSANDS OF DOLLARS)
Year ended December 31, 1993:
  Utility plant:
    Intangible...............................  $     1,939   $     186   $       71        $  --        $     2,054
    Production and gathering.................        3,117           2          213              (14)         2,892
    Transmission.............................        9,199         553          244              444          9,952
    Distribution.............................      305,506      51,995          956             (430)       356,115
    General..................................       27,468      14,999        1,683              (44)        40,740
                                               -----------  -----------  --------------       ------    -----------
      Total utility plant....................      347,229      67,735(b)      3,167             (44)       411,753
  Construction work in progress..............        4,307      21,148       23,375           --              2,080
  Less contributions in aid of
   construction..............................      (34,417)     (2,477)        (104)          --            (36,790)
                                               -----------  -----------  --------------       ------    -----------
                                                   317,119      86,406       26,438              (44)       377,043
  Acquisition adjustment.....................       89,953      13,568(b)       --            --            103,521
                                               -----------  -----------  --------------       ------    -----------
                                               $   407,072   $  99,974   $   26,438        $     (44)   $   480,564
                                               -----------  -----------  --------------       ------    -----------
                                               -----------  -----------  --------------       ------    -----------
Year ended December 31, 1992:
  Utility plant:
    Intangible...............................  $     1,856   $      92   $     --          $      (9)   $     1,939
    Production and gathering.................        3,188         122         --               (193)         3,117
    Transmission.............................        8,570         440            4              193          9,199
    Distribution.............................      290,761      16,068        1,323           --            305,506
    General..................................       20,521       7,670          723           --             27,468
                                               -----------  -----------  --------------       ------    -----------
      Total utility plant....................      324,896      24,392        2,050               (9)       347,229
  Construction work in progress..............        5,519      22,174       23,386           --              4,307
  Less contributions in aid of
   construction..............................      (30,408)     (4,195)        (186)          --            (34,417)
                                               -----------  -----------  --------------       ------    -----------
                                                   300,007      42,371       25,250               (9)       317,119
  Acquisition adjustment.....................       89,328         769         --               (144)        89,953
                                               -----------  -----------  --------------       ------    -----------
                                               $   389,335   $  43,140   $   25,250        $    (153)   $   407,072
                                               -----------  -----------  --------------       ------    -----------
                                               -----------  -----------  --------------       ------    -----------
Year ended December 31, 1991:
  Utility plant:
    Intangible...............................  $     1,973   $     231   $      334        $     (14)   $     1,856
    Production and gathering.................        3,177      --                8               19          3,188
    Transmission.............................        7,554       3,323        2,595              288          8,570
    Distribution.............................      294,907      38,229       42,103             (272)       290,761
    General..................................       17,668       4,995        2,835              693         20,521
                                               -----------  -----------  --------------       ------    -----------
      Total utility plant....................      325,279      46,778(c)     47,875(d)          714        324,896
  Construction work in progress..............        6,695      --            1,235               59          5,519
  Less contributions in aid of
   construction..............................      (31,595)     (1,628)      (2,815)          --            (30,408)
                                               -----------  -----------  --------------       ------    -----------
                                                   300,379      45,150       46,292              773        300,007
  Acquisition adjustment.....................       94,227       7,198(c)     11,384(d)         (713)        89,328
                                               -----------  -----------  --------------       ------    -----------
                                               $   394,606   $  52,348   $   57,679        $      60    $   389,335
                                               -----------  -----------  --------------       ------    -----------
                                               -----------  -----------  --------------       ------    -----------

- --------------------------
(a)   Reclassification between accounts.
(b) Additions include the purchase of $44,340,000 of utility plant for Rio Grande, Eagle Pass and Berry Gas and related acquisition adjustments of $13,504,000.
(c) Purchase of distribution operations of $25,236,000 utility plant and $6,287,000 of acquisition adjustment.
(d) Sale of Arizona of $45,074,000 utility plant and $11,384,000 of acquisition adjustment.

                                                                     SCHEDULE VI

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                            ACCUMULATED DEPRECIATION
               AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

                      THREE YEARS ENDED DECEMBER 31, 1993

                                                               Column C                    Column E
                                                 Column B    ------------                 -----------
                                                -----------   Additions                      Other      Column F
                   Column A                     Balance at    Charged to     Column D       Changes    -----------
- ----------------------------------------------   Beginning    Costs and    -------------     Adds      Balance at
                Classification                    of Year    Expenses(a)    Retirements    (Deducts)   End of Year
- ----------------------------------------------  -----------  ------------  -------------  -----------  -----------
                                                                      (Thousands of Dollars)
Year ended December 31, 1993:
  Utility plant:
    Intangible................................  $       734  $       72    $       71      $  --       $       735
    Production and gathering..................        1,223         353           208         --             1,368
    Transmission..............................        3,844         297           244             17         3,914
    Distribution..............................       90,632      30,426           956         --           120,102
    General...................................       17,777       1,816         1,284             63        18,372
                                                -----------  ------------  -------------  -----------  -----------
      Total...................................      114,210      32,964(b)      2,763             80       144,491
  Acquisition adjustment......................        7,357       3,173            --             --        10,530
                                                -----------  ------------  -------------  -----------  -----------
      Total utility plant.....................  $   121,567  $   36,137    $    2,763      $      80   $   155,021
                                                -----------  ------------  -------------  -----------  -----------
                                                -----------  ------------  -------------  -----------  -----------
Year ended December 31, 1992:
  Utility plant:
    Intangible................................  $       675  $       59    $    --            --       $       734
    Production and gathering..................        1,103         120         --            --             1,223
    Transmission..............................        3,682         162         --            --             3,844
    Distribution..............................       83,799       8,156         1,323         --            90,632
    General...................................       16,755       1,715           693         --            17,777
                                                -----------  ------------  -------------  -----------  -----------
      Total...................................      106,014      10,212         2,016         --           114,210
  Acquisition adjustment......................        4,440       2,917         --            --             7,357
                                                -----------  ------------  -------------  -----------  -----------
      Total utility plant.....................  $   110,454  $   13,129    $    2,016      $  --       $   121,567
                                                -----------  ------------  -------------  -----------  -----------
                                                -----------  ------------  -------------  -----------  -----------
Year ended December 31, 1991:
  Utility plant:
    Intangible................................  $       951  $      107    $      326      $     (57)  $       675
    Production and gathering..................        3,059         262            30         (2,188)        1,103
    Transmission..............................        1,715         892         1,172          2,247         3,682
    Distribution..............................       80,917      17,518        14,636         --            83,799
    General...................................       14,568       2,889         1,375            673        16,755
                                                -----------  ------------  -------------  -----------  -----------
      Total...................................      101,210      21,668(c)     17,539(d)         675       106,014
  Acquisition adjustment......................        1,804       3,281           117(d)        (528)        4,440
                                                -----------  ------------  -------------  -----------  -----------
      Total utility plant.....................  $   103,014  $   24,949    $   17,656      $     147   $   110,454
                                                -----------  ------------  -------------  -----------  -----------
                                                -----------  ------------  -------------  -----------  -----------

- ------------------------
(a) Additions charged to costs and expenses include depreciation and amortization shown separately in the statement of consolidated operations, depreciation, depletion and amortization sustained by the discontinued operations, depreciation of equipment charged to clearing accounts and depreciation and amortization charged to other revenue and expense accounts.
(b) Additions include the purchase of $21,647,000 of utility plant for Rio Grande Valley, Eagle Pass, and Berry Gas.
(c)   Purchase of distribution operations of $10,897,000 utility plant.
(d) Sale of Arizona of $13,964,000 utility plant and $117,000 of acquisition adjustment.

                                                                     SCHEDULE IX

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                             SHORT-TERM BORROWINGS

                      THREE YEARS ENDED DECEMBER 31, 1993

                                                                                     COLUMN E
                              COLUMN B                            COLUMN D       -----------------        COLUMN F
                            -------------      COLUMN C       -----------------   AVERAGE AMOUNT    ---------------------
         COLUMN A            BALANCE AT    -----------------   MAXIMUM AMOUNT       OUTSTANDING       WEIGHTED AVERAGE
- --------------------------       END       WEIGHTED AVERAGE      OUTSTANDING        DURING THE      INTEREST RATE DURING
AMOUNTS PAYABLE TO BANKS       OF YEAR       INTEREST RATE     DURING THE YEAR        YEAR(A)            THE YEAR(A)
- --------------------------  -------------  -----------------  -----------------  -----------------  ---------------------
                                                               (THOUSANDS OF DOLLARS)
Year ended December 31,
 1993.....................  $      20,100            4.7%        $    74,000        $    33,021                 5.3%
Year ended December 31,
 1992.....................         13,900            6.0              37,649              5,912                 6.3
Year ended December 31,
 1991.....................          1,249(b)         6.5              36,249              9,184                 8.1

- ------------------------
(a) Average amount outstanding and weighted average interest rate were calculated based on the aggregated daily balance outstanding and the corresponding interest rate.
(b) In January 1992, the Company issued $35,000,000 of long-term notes to retire $30,000,000 of short-term debt. These notes were classified as long-term debt in the consolidated balance sheet at December 31, 1991.

                                                                      SCHEDULE X

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

               SUPPLEMENTARY STATEMENT OF OPERATIONS INFORMATION

                      THREE YEARS ENDED DECEMBER 31, 1993

                                                                                       COLUMN B
                                                                            -------------------------------
                                 COLUMN A
- --------------------------------------------------------------------------   CHARGED TO COST AND EXPENSES
                                                                            -------------------------------
                                   ITEM                                                  1992       1991
- --------------------------------------------------------------------------             ---------  ---------
                                                                              1993
                                                                            ---------
                                                                                (THOUSANDS OF DOLLARS)
Maintenance and repairs...................................................  $   5,203  $   4,817  $   5,659
Taxes, other than payroll and income taxes................................     12,860     11,741     13,115

                       EXHIBIT INDEX


EXHIBIT                                                       FILED
  NO.                   DESCRIPTION                           HEREIN
- -------                 -----------                           ------
 3(a)     Restated Certificate of Incorporation of
          Southern Union Company, as amended. (Filed as
          Exhibit 3(a) to Southern Union's Quarterly
          Report on Form 10-Q for the quarter ended
          September 30, 1992 and incorporated herein by
          reference.)

 3(b)     Southern Union Company Bylaws, as amended.
          (Filed as Exhibit 3(e) to Southern Union's
          Annual Report on Form 10-K for the year ended
          December 31, 1989 and incorporated herein by reference.)

 3(c)     Amendment to Southern Union's Bylaws dated
          June 22, 1992. (Filed as Exhibit 3(c) to
          Southern Union's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.)

 4(a)     Specimen Common Stock Certificate. (Filed as
          Exhibit 4(a) to Southern Union's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.)

 4(b)     Indenture dated as of April 1, 1987 and First
          Supplemental Indenture dated as of May 1, 1987 between Southern Union and MBank Dallas, N.A., relating to Southern Union's 10 1/8% Notes due
          May 15, 1994 and 10 1/2% debentures due May 15,
          2017. (Filed as Exhibits 4.1 and 4.2 to
          Southern Union's Registration Statement on
          Form S-3, File No. 33-13225 and incorporated herein by reference.)

 4(c)     Indenture between Chase Manhattan Bank
          (National Association), as trustee, and
          Southern Union Company dated January 31, 1994.
          (Filed as Exhibit 4.1 to Southern Union's
          Current Report on Form 8-K dated February 15,
          1994 and incorporated herein by reference.)

 4(d) Officers Certificate dated January 31, 1994 setting forth the terms of the 7.60% Senior
          Notes due 2024. (Filed as Exhibit 4.2 to
          Southern Union's Current Report on Form 8-K dated February 15, 1994 and incorporated herein by reference.)

 4(e) The Company is a party to other debt instruments, none of which authorizes the issuance of debt securities in an amount which exceeds 10% of the total assets of the Company. The Company hereby agrees to furnish a copy of any of these instruments to the Commission upon request.

10(a)     Revolving Credit Agreement, Revolving Note and
          Loan Documents between Southern Union Company and the Bank named therein dated September 30, 1994. (Filed as Exhibit 99.2 to Southern
          Union's Current Report on Form 8-K dated
          October 13, 1993 and incorporated herein by reference.)

10(b)     First Amendment to Revolving Credit Agreement,
          Revolving Notes and Loan Documents dated as of November 15, 1993. (Filed as Exhibit 10.1 to
          Southern Union's Registration Statement on
          Form S-3 (No. 33-70604) and incorporated herein by reference.)



EXHIBIT                                                       FILED
  NO.                   DESCRIPTION                           HEREIN
- -------                 -----------                           ------
10(c)     Asset Purchase Agreement between Southern
          Union Company and Western Resources, Inc.
          dated July 9, 1993. (Filed as Exhibit 10.1
          to the Company's Current Report on Form 8-K
          dated July 12, 1993 and incorporated herein
          by reference.)

10(d)     Southern Union Company 1982 Incentive Stock
          Option Plan and form of related Stock Option
          Agreement. (Filed as Exhibits 4.1 and 4.2 to
          Form S-8, File No. 2-79612 and incorporated herein by reference.)(1)

10(e)     Form of Indemnification Agreement between
          Southern Union Company and each of the
          Directors of Southern Union Company. (Filed as Exhibit 10(i) to Southern Union's Annual
          Report on Form 10-K for the year ended
          December 31, 1986 and incorporated herein by reference.)

10(f)     Southern Union Company 1992 Long-Term Stock
          Incentive Plan. (Filed as Exhibit 10(i) to
          Southern Union's Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.)(1)

10(g)     Southern Union Company Directors Deferred             *
          Compensation Plan.(1)

10(h)     Southern Union Company Supplemental Deferred          *
          Compensation Plan.(1)

11        Computation of Per Share Earnings.                    *

22        Subsidiaries of Southern Union Company.               *

24        Consent of Independent Accountants.                   *

25        Power of Attorney with Respect to Certain             *
          Signatures.

- ------------------
(1) Indicates a Management Compensation Plan.