Form 10-Q
period 1994-03-31
SOUTHERN UNION CO
filed 1994-05-13
CIK 203248

SOUTHERN UNION COMPANY
                                 504 LAVACA, SUITE 800
                                  AUSTIN, TEXAS  78701
                                     (512) 477-5852



May 13, 1994

VIA EDGAR
_________

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D. C.  20549

RE:  Quarterly Report on Form 10-Q
     for the period ended
     March 31, 1994 of
     Southern Union Company;
     Commission File No. 1-6407
     __________________________

Ladies and Gentlemen:

Enclosed for filing on behalf of Southern Union Company (the
"Company") is the Company's quarterly report on Form 10-Q, complete with exhibits, for the period ended March 31, 1994.

By copy of this letter, one manually signed copy of such report complete with exhibits and two conformed copies of such report without exhibits are being delivered by overnight courier to the American Stock Exchange, on which the Company's common stock is quoted under the symbol SUG.

Very truly yours,


DAVID J. KVAPIL
_______________

David J. Kvapil
Vice President and Controller




=================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                       ________________________________


                                   FORM 10-Q

                        FOR THE QUARTERLY PERIOD ENDED
                        ______________________________

                                MARCH 31, 1994



                          Commission File No. 1-6407

                         _____________________________

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

  Registrant's telephone number, including area code: (512) 477-5852

          Securities Registered Pursuant to Section 12(b) of the Act:

       TITLE OF EACH CLASS           NAME OF EACH EXCHANGE IN WHICH REGISTERED
       ___________________          _________________________________________
 Common Stock, par value $1 per share          American Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:  None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                    ___   ___


    The number of shares of the registrant's Common Stock outstanding on May 5, 1994 was 10,900,586.



=================================================================

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                                   FORM 10-Q

                                MARCH 31, 1994

                                     INDEX



PART I.  FINANCIAL INFORMATION


  Item 1.  Financial Statements

         Statements of consolidated operations - three and twelve
           months ended March 31, 1994 and 1993 . . . . . . . . .


         Consolidated balance sheet - March 31, 1994 and 1993 and
           December 31, 1993. . . . . . . . . . . . . . . . . . .


         Statement of common stockholders' equity - March 31, 1994


         Statements of consolidated cash flows - three and twelve
           months ended March 31, 1994 and 1993 . . . . . . . . .


         Notes to consolidated financial statements . . . . . . .


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . .


PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings

         (See "CONTINGENCIES" in the Notes to Consolidated
           Financial Statements). . . . . . . . . . . . . . . . .

  Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibit 11
               __________

           -   Computation of primary and fully diluted earnings
               per share. . . . . . . . . . . . . . . . . . . . .


         (b)   Reports on Form 8-K
               ___________________

           - Current report was filed on January 4, 1994 and included the Missouri Public Service Commission's ("MPSC") report and order (GM-94-90) which included a stipulation and settlement agreement that provided the necessary approval for the acquisition by Southern Union from Western Resources, Inc. of certain natural gas distribution properties in central and western Missouri (the "Missouri
               Acquisition"). . . . . . . . . . . . . . . . . . .


           -   Current report was filed on February 15, 1994 and
               included the required audited and pro forma
               financial statements relative to the Missouri
               Acquisition. . . . . . . . . . . . . . . . . . . .

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                     STATEMENT OF CONSOLIDATED OPERATIONS



                                                  THREE MONTHS ENDED MARCH 31,
                                                  ____________________________
                                                    1994             1993
                                                  _________      ___________
                                                 (THOUSANDS OF DOLLARS, EXCEPT
                                                 SHARES AND PER SHARE AMOUNTS)

Operating revenues . . . . . . . . . . . . . . . .$175,454        $ 67,026
Gas purchase costs . . . . . . . . . . . . . . . . 107,760          35,931
                                                  ________        ________
  Operating margin . . . . . . . . . . . . . . . .  67,694          31,095
                                                  ________        ________

Operating expenses:
  Operating, maintenance and general . . . . . . .  23,631         12,095
  Taxes, other than on income. . . . . . . . . . .  13,744          4,349
  Depreciation and amortization. . . . . . . . . .   6,842          3,400
                                                  ________       ________
     Total operating expenses. . . . . . . . . . .  44,217         19,844
                                                  ________       ________

         Net operating revenues. . . . . . . . . .  23,477         11,251
                                                  ________       ________

Other income (expenses):
  Interest on long-term debt . . . . . . . . . . .  (8,088)        (2,728)
  Other, net . . . . . . . . . . . . . . . . . . .     706           (945)
                                                  ________       ________
     Total other expenses, net . . . . . . . . . .  (7,382)        (3,673)
                                                  ________       ________

     Earnings before income taxes. . . . . . . . .  16,095          7,578

Federal and state income taxes . . . . . . . . . .   6,141          2,409
                                                  ________       ________

Earnings before preferred dividends. . . . . . . .   9,954          5,169

Preferred dividends. . . . . . . . . . . . . . . .     --             594
                                                  ________       ________

  Net earnings available for common stock. . . . .$  9,954       $  4,575
                                                  ========       ========

Net earnings per common share. . . . . . . . . . .$    .91       $    .58
                                                  ========       ========

Weighted average shares outstanding. . . . . . .10,888,915      7,856,415
                                                ==========      =========

       See accompanying notes to the consolidated financial statements.

                   SOUTHERN UNION COMPANY AND SUBSIDIARIES

                     STATEMENT OF CONSOLIDATED OPERATIONS



                                               TWELVE MONTHS ENDED MARCH 31,
                                               _____________________________
                                                 1994                 1993
                                               _________           _________
                                               (THOUSANDS OF DOLLARS, EXCEPT
                                               SHARES AND PER SHARE AMOUNTS)

Operating revenues . . . . . . . . . . . . . . $317,433            $198,962
Gas purchase costs . . . . . . . . . . . . . .  182,213             108,780
                                               ________            ________
  Operating margin . . . . . . . . . . . . . .  135,220              90,182
                                               ________            ________

Operating expenses:
  Operating, maintenance and general . . . . .   61,613              46,965
  Taxes, other than on income. . . . . . . . .   23,760              13,395
  Depreciation and amortization. . . . . . . .   17,858              12,925
                                               ________            ________
     Total operating expenses. . . . . . . . .  103,231              73,285
                                               ________            ________

     Net operating revenues. . . . . . . . . .   31,989              16,897
                                               ________            ________

Other income (expenses):
  Interest on long-term debt . . . . . . . . .  (16,896)            (11,525)
  Other, net . . . . . . . . . . . . . . . . .    5,011               3,457
                                               ________            ________
     Total other income (expenses), net. . . .  (11,885)             (8,068)
                                               ________            ________

     Earnings before income taxes and
        discontinued operation . . . . . . . .   20,104               8,829

Federal and state income taxes . . . . . . . .    7,587               3,284
                                               ________            ________

  Earnings from continuing operations. . . . .   12,517               5,545

Loss from discontinued operation, net of tax .      --               (3,014)
                                               ________            ________

Earnings before preferred dividends. . . . . .   12,517               2,531

Preferred dividends. . . . . . . . . . . . . .      249               2,469
                                               ________            ________

  Net earnings available for common stock. . . $ 12,268            $     62
                                               ========            ========

Earnings (loss) per common share:
  Continuing operations. . . . . . . . . . . . $   1.42            $    .39
  Discontinued operation . . . . . . . . . . .      --                 (.38)
                                               ________            ________

     Net earnings per common share . . . . . . $   1.42            $    .01
                                               ========            ========

Weighted average shares outstanding. . . . . .8,639,657           7,856,415
                                              =========           =========

       See accompanying notes to the consolidated financial statements.

                   SOUTHERN UNION COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

                                    ASSETS



                                             MARCH 31,           DECEMBER 31,
                                     _______________________
                                        1994         1993            1993
                                     _________     _________    ____________
                                              (THOUSANDS OF DOLLARS)


Property, plant and equipment:
  Plant in service . . . . . . . . . $ 807,209     $ 312,452     $ 374,963
  Construction work in progress. . .    13,967         8,736         2,080
                                     _________     _________     _________
                                       821,176       321,188       377,043
  Less accumulated depreciation
     and amortization. . . . . . . .  (277,491)     (116,707)     (144,491)
                                     _________     _________     _________
                                       543,685       204,481       232,552
  Additional purchase cost assigned
     to utility plant, net . . . . .   164,934        81,850        92,991
                                     _________     _________     _________

  Net property, plant and equipment.   708,619       286,331       325,543
                                     _________     _________     _________



Current assets:
  Cash and cash equivalents. . . . .    25,307        24,370         2,918
  Accounts receivable, billed and
     unbilled. . . . . . . . . . . .   101,141        28,135        46,292
  Inventories. . . . . . . . . . . .    14,786         3,700         2,950
  Prepayments and other  . . . . . .     7,081         6,137         2,077
                                      ________     _________     _________

     Total current assets. . . . . .   148,315        62,342        54,237
                                      ________     _________     _________

Real estate. . . . . . . . . . . . .    12,017        10,446        11,718
Deferred charges . . . . . . . . . .    78,294         9,409        16,160
Other. . . . . . . . . . . . . . . .     2,895         7,741         8,549
                                     _________     _________     _________


     Total . . . . . . . . . . . . . $ 950,140     $ 376,269     $ 416,207
                                     =========     =========     =========

       See accompanying notes to the consolidated financial statements.

                  SOUTHERN UNION COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

                     STOCKHOLDERS' EQUITY AND LIABILITIES



                                             MARCH 31,           DECEMBER 31,
                                     _______________________
                                        1994         1993            1993
                                     __________    _________     ____________
                                               (THOUSANDS OF DOLLARS)


Common stockholders' equity:
  Common stock, $1 par value;
     authorized 50,000,000 shares;
     issued 10,952,211 shares        $  10,952    $   7,934      $   10,959
  Premium on common stock. . . . . .   188,765      142,103         188,645
  Retained earnings. . . . . . . . .    13,082        3,173           3,128
                                     _________    _________      __________
                                       212,799      153,210         202,732
  Less treasury stock, at cost . . .      (794)        (794)           (794)
                                     _________    _________      __________

  Total common stockholders' equity.   212,005      152,416         201,938
                                     _________    _________      __________

Cumulative preferred stock . . . . .       --        18,100             --
                                     _________    _________      __________

Long-term debt . . . . . . . . . . .   479,565      108,922          89,019
                                     _________    _________      __________

Current liabilities:
  Long-term debt due within
     one year. . . . . . . . . . . .    20,490          524          20,555
  Notes payable. . . . . . . . . . .       --        16,300          20,100
  Accounts payable . . . . . . . . .    72,718       16,060          27,149
  Federal, state and local taxes . .    21,727       20,849          10,982
  Accrued interest . . . . . . . . .     7,285        3,626           3,028
  Customer deposits. . . . . . . . .    10,252        4,116           3,988
  Deferred gas purchase costs. . . .    11,672        1,373           2,648
  Other. . . . . . . . . . . . . . .    15,508        5,729           6,309
                                     _________    _________      __________

     Total current liabilities . . .   159,652       68,577          94,759
                                     _________    _________      __________

Deferred credits . . . . . . . . . .    79,624        7,191          10,882
Accumulated deferred income taxes. .    19,294       21,063          19,609
Commitments and contingencies. . . .       --           --              --
                                     _________    _________       _________

     Total . . . . . . . . . . . . . $ 950,140    $ 376,269      $  416,207
                                     =========    =========      ==========

       See accompanying notes to the consolidated financial statements.

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   STATEMENT OF COMMON STOCKHOLDERS' EQUITY



                                COMMON    PREMIUM
                                 STOCK      ON
                                $1 PAR    COMMON   RETAINED  TREASURY
                                 VALUE     STOCK   EARNINGS  STOCK     TOTAL
                                _______  ________  ________  ________  _______
                                             (THOUSANDS OF DOLLARS)



January 1, 1994. . . . . . . .   $10,959  $188,645  $  3,128 $ (794)  $201,938

Net earnings . . . . . . . . .       --        --      9,954    --       9,954

Exercise of stock options. . .        19       149       --     --         168

Stock issuance costs
   and other . . . . . . . . .       (26)      (29)      --     --         (55)
                                 _______  ________  ________ _______  ________

Balance March 31, 1994 . . . .   $10,952  $188,765  $ 13,082 $ (794)  $212,005
                                 =======  ========  ======== =======  ========


       See accompanying notes to the consolidated financial statements.

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                     STATEMENT OF CONSOLIDATED CASH FLOWS



                                                THREE MONTHS ENDED MARCH 31,
                                                ____________________________
                                                   1994              1993
                                                _________          _________
                                                   (THOUSANDS OF DOLLARS)

Net cash flows from operating activities . . .  $  84,902          $  15,180
                                                _________          _________

Cash flows from (used in) investing activities:
  Additions to property, plant and equipment .    (12,655)            (4,069)
  Purchase of operations, net of cash
     received  . . . . . . . . . . . . . . . .   (400,334)               --
  Proceeds from sale of assets of
     discontinued operation, net . . . . . . .        --              16,273
  Other, net . . . . . . . . . . . . . . . . .        808              2,819
                                                _________          _________

     Net cash flows from (used in) investing
        activities . . . . . . . . . . . . . .   (412,181)            15,023
                                                _________          _________

Cash flows from (used in) financing activities:
  Issuance of debt . . . . . . . . . . . . . .    475,000              2,400
  Debt issuance costs. . . . . . . . . . . . .     (5,089)               --
  Repayment of debt. . . . . . . . . . . . . .    (86,541)              (478)
  Premium paid on early extinguishment
     of debt . . . . . . . . . . . . . . . . .    (13,715)               --
  Repayment of revolving credit facility,
     net . . . . . . . . . . . . . . . . . . .    (20,100)               --
  Redemption of preferred stock. . . . . . . .        --              (7,010)
  Payment of preferred dividends . . . . . . .        --                (594)
  Other, net . . . . . . . . . . . . . . . . .        113               (240)
                                                _________          _________

     Net cash flows from (used in)
        financing activities . . . . . . . . .    349,668             (5,922)
                                                _________          _________

Net increase in cash and cash equivalents. . .     22,389             24,281
Cash and cash equivalents at beginning of
   period  . . . . . . . . . . . . . . . . . .      2,918                 89
                                                _________          _________

Cash and cash equivalents at end of period . .  $  25,307          $  24,370
                                                =========          =========


Supplemental disclosures of cash flow information:

  Cash paid during the period for:
     Interest. . . . . . . . . . . . . . . . .  $   3,567          $   2,023
                                                =========          =========
     Income taxes. . . . . . . . . . . . . . .  $     148          $      82
                                                =========          =========

       See accompanying notes to the consolidated financial statements.

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                     STATEMENT OF CONSOLIDATED CASH FLOWS



                                               TWELVE MONTHS ENDED MARCH 31,
                                               _____________________________
                                                  1994               1993
                                               __________         __________
                                                   (THOUSANDS OF DOLLARS)

Net cash flows from operating activities . .   $   83,677         $   15,783
                                               __________         __________

Cash flows from (used in) investing activities:
  Additions to property, plant and
     equipment . . . . . . . . . . . . . . .      (27,038)           (18,782)
  Purchase of operations, net of cash
     received. . . . . . . . . . . . . . . .     (435,324)              (507)
  Proceeds from sale of assets of
     discontinued operation, net . . . . . .          --              16,859
  Leasehold improvements . . . . . . . . . .       (2,107)            (1,195)
  Net decrease in customer advances. . . . .       (2,478)              (397)
  Other, net . . . . . . . . . . . . . . . .        1,066               (171)
                                               __________         ___________

     Net cash flows used in investing
        activities . . . . . . . . . . . . .     (465,881)            (4,193)
                                               __________         __________

Cash flow from (used in) financing activities:
  Issuance of debt . . . . . . . . . . . . .      475,000             15,051
  Debt issuance costs. . . . . . . . . . . .       (6,139)               --
  Proceeds from Rights Offerings, net. . . .       49,351                --
  Repayment of debt. . . . . . . . . . . . .      (86,728)            (1,368)
  Premium paid on early extinguishment
     of debt . . . . . . . . . . . . . . . .      (13,715)               --
  Repayment of revolving credit facility,
     net . . . . . . . . . . . . . . . . . .      (16,300)               --
  Redemption of preferred stock. . . . . . .      (18,100)            (7,114)
  Payment of preferred dividends . . . . . .          --              (2,469)
  Other, net . . . . . . . . . . . . . . . .         (228)              (958)
                                               __________         __________

     Net cash flows from financing
        activities . . . . . . . . . . . . .      383,141              3,142
                                               __________         __________

Net increase in cash and cash equivalents. .          937             14,732
Cash and cash equivalents at beginning
   of period . . . . . . . . . . . . . . . .       24,370              9,638
                                               __________         __________

Cash and cash equivalents at end of period .   $   25,307         $   24,370
                                               ==========         ==========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest. . . . . . . . . . . . . . . .   $   14,364         $   11,578
                                               ==========         ==========
     Income taxes. . . . . . . . . . . . . .   $    9,757         $    4,531
                                               ==========         ==========

       See accompanying notes to the consolidated financial statements.

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



FINANCIAL STATEMENTS

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results of operations for such periods. Because of the seasonal nature of the Company's operations, the results of operations for any interim period are not necessarily indicative of results for the full year. Also, as described below, the Company acquired Missouri Gas Energy on January 31, 1994. Accordingly, the income from operations of Missouri Gas Energy are consolidated with the Company subsequent to that date. Thus the results of operations for the twelve-month period ended March 31, 1994 are not indicative of results that would necessarily be achieved for a full year since the majority of the Company's operating margin is recorded during the winter heating season.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in Southern Union Company's ("Southern Union" or the "Company") 1993 Annual Report on Form 10-K. Certain amounts from prior periods have been reclassified to conform with the current period presentation.

ACQUISITIONS

MISSOURI GAS ENERGY

Missouri Asset Purchase Agreement. On July 9, 1993, Southern Union entered into an Agreement for the Purchase of Assets (the "Missouri Asset Purchase Agreement") with Western Resources, Inc. ("Western Resources"), pursuant to which Southern Union purchased from Western Resources (the "Missouri Acquisition") certain Missouri natural gas distribution operations which Southern Union operates as Missouri Gas Energy, a division of Southern Union headquartered in Kansas City, Missouri. The acquisition was consummated on January 31, 1994 and has been accounted for as a purchase. The assets of Missouri Gas Energy were included in the consolidated balance sheet at January 31, 1994 and income from operations of Missouri Gas Energy have been included in the statement of consolidated operations beginning February 1, 1994. As of March 31, 1994, Missouri Gas Energy served approximately 474,000 customers in 147 communities in central and western Missouri, including Kansas City, St. Joseph, Joplin and Monett.

Purchase Price. On the date of closing, Southern Union paid approximately $400,300,000 in cash for Missouri Gas Energy.
The final determination of the purchase price and all prorations and adjustments are expected to be completed by May 31, 1994. The purchase price was financed through the sale of $475,000,000 of 7.60% Senior Notes due 2024 and net proceeds from the sale of a $50,000,000 Rights Offering completed on December 31, 1993. See "Capitalization."

Missouri Public Service Commission. The approval of the Missouri Acquisition by the Missouri Public Service Commission ("MPSC") was subject to the terms of a stipulation and settlement agreement (the "MPSC Stipulation") among Southern Union, Western Resources, the MPSC staff and all intervenors in the MPSC proceeding. Among other things, the MPSC Stipulation: (i) provides that the Company attain a total debt to total capital ratio that does not exceed Standard and Poor's Corporation's Utility Financial Benchmark ratio for the lowest investment grade investor-owned natural gas distribution company (which, at March 31, 1994, would have been approximately 58%) in order to implement any general rate increase with respect to Missouri Gas Energy; (ii) prohibits Southern Union from implementing a general rate increase in Missouri before January 31, 1997 except in certain unusual events; (iii) required Western Resources to contribute an additional $9,000,000 to Missouri Gas Energy's employees' and retirees' qualified defined benefit plans transferred to the Company; (iv) requires the Company to contribute an additional $3,000,000 to the Company's qualified defined benefit plan applicable to Missouri Gas Energy's employees and retirees; and (v) requires the Company to reduce rate base by $30,000,000 (to be amortized over a ten year period on a straight-line basis) to compensate rate payers for rate base reductions that were eliminated as a result of the acquisition.

Liabilities Assumed. Southern Union assumed certain liabilities of Western Resources with respect to Missouri Gas Energy, including liabilities arising from certain specified contracts assigned to Southern Union at closing, including

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



gas supply and transportation contracts, office equipment leases and real estate leases, liabilities arising from certain contracts entered into by Western Resources in the ordinary course of business, certain liabilities that have arisen or may arise from the operation of Missouri Gas Energy, and liabilities for certain accounts payable of Western Resources pertaining to Missouri Gas Energy.

Environmental. Southern Union and Western Resources also entered into an Environmental Liability Agreement. Subject to the accuracy of certain representations made by Western Resources in the Missouri Asset Purchase Agreement, the agreement provides for a tiered approach to the allocation of substantially all liabilities under environmental laws that may exist or arise with respect to Missouri Gas Energy. The agreement contemplates Southern Union first seeking reimbursement from other potentially responsible parties, or recovery of such costs under insurance or through rates charged to customers. To the extent certain environmental liabilities are discovered by Southern Union prior to July 9, 1995, and are not so reimbursed or recovered, Southern Union will be responsible for the first $3,000,000, if any, of out of pocket costs and expenses incurred to respond to and remediate any such environmental claim. Thereafter, Western Resources would share one-half of the next $15,000,000 of any such costs and expenses, and Southern Union would be solely liable for any such costs and expenses in excess of $18,000,000.

Missouri Gas Energy owns or is otherwise associated with a number of sites where manufactured gas plants were previously operated. These plants were commonly used to supply gas service in the late 19th and early 20th centuries, in certain cases by corporate predecessors to Western Resources. By-products and residues from manufactured gas could be located at these sites and at some time in the future may require remediation by the EPA or delegated state regulatory authority. By virtue of notice under the Missouri Asset Purchase Agreement and its preliminary, non-invasive review, the Company is aware of eleven such sites in the service territory of Missouri Gas Energy. Based on information reviewed thus far, it appears that neither Western Resources nor any predecessor in interest ever owned or operated at least three of those sites. Western Resources has informed the Company that it was notified in 1991 by the United States Environmental Protection Agency ("EPA") that the EPA was evaluating one of the sites (in St. Joseph, Missouri) for any potential threat to human health and the environment. Western Resources has also advised the Company that to date, the EPA has not notified it that any further action may be required. Evaluation of the remainder of the sites by appropriate federal and state regulatory authorities may occur in the future. At the present time and based upon the preliminary information available to it, the Company believes that the costs of any remediation efforts that may be required for these sites for which it may ultimately have responsibility will not exceed the aggregate amount subject to substantial sharing by Western Resources.

Employees. Pursuant to the terms of an Employee Agreement with Western Resources entered into on July 9, 1993, after the closing of the Missouri Acquisition, Southern Union employed certain employees of Western Resources involved in the operation of Missouri Gas Energy ("Continuing Employees"). Under the terms of the Employee Agreement, the assets and liabilities under Western Resources' qualified defined benefit plans attributable to Continuing Employees and retired employees who had been necessary to the operation of Missouri Gas Energy ("Retired Employees") were transferred to a qualified defined benefit plan of Southern Union that will provide benefits to Continuing Employees and Retired Employees substantially similar to those provided for under Western Resources' qualified defined benefit plans. Southern Union amended its qualified defined benefit plan to cover the Continuing Employees and Retired Employees and provide Continuing Employees and Retired Employees with certain welfare, separation and other benefits and arrangements.

Additional Purchase Cost Assigned to Utility Plant. The additional purchase cost assigned to utility plant of approximately $72,000,000 consists of approximately $44,500,000 of the excess of the purchase price over the historical book carrying value of the utility plant purchased and approximately $27,500,000 of purchase accounting adjustments for certain liabilities and

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



contingencies which have been incurred or estimates of amounts that will be incurred in the future. The purchase accounting adjustments reflect actual or estimated amounts for: (i) employee severance and other costs associated with an early retirement program for employees of Missouri Gas Energy; (ii) a $3,000,000 contribution to the Company's employees' qualified defined benefits plan applicable to Missouri Gas Energy's employees and retirees in excess of the minimum required contribution under the Internal Revenue Code Section 412, as determined by the plans' actuary, pursuant to the MPSC Stipulation; (iii) underwriting, legal and accounting fees associated with the Missouri Acquisition; and (iv) other preacquisition contingencies. Amortization of the additional purchase cost assigned to utility plant is provided on a straight-line basis over forty years. The Company expects to finalize its estimate of all preacquisition contingencies within one year of the date the acquisition was consummated.

Post-retirement Benefits Other Than Pensions. Western Resources adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 106, Employer's Accounting for Post-retirement Benefits Other than Pensions, as of January 1, 1993. This statement requires the accrual of post-retirement benefits other than pensions, primarily medical benefit costs, during the years an employee provides service. To mitigate the impact of SFAS No. 106 expense, Western resources filed an application with the MPSC for an order permitting the deferral of SFAS No. 106 expense and proposed inclusion in the future computation of cost of service the actual SFAS No. 106 expense and an income stream generated from Western Resources' corporate-owned life insurance ("COLI"). To the extent SFAS No. 106 expense exceeds income from the COLI program, this excess would be deferred (as allowed by the FASB Emerging Issues Task Force Issue No. 92-12) and offset by income generated through the deferral period by the COLI program. The MPSC has issued an order approving the Western Resources application.

Subsequent to the acquisition of Missouri Gas Energy, the Company filed an application with the MPSC for an order to permit the deferral of SFAS No. 106 expense and also proposes the inclusion in future computation of cost of service the actual SFAS No. 106 expense and income stream generated from a Company-owned COLI.
In anticipation of the MPSC's approval of the application, the Company has recorded a regulatory asset of approximately $36,000,000 representing the accumulated benefit obligation at January 31, 1994.

RIO GRANDE VALLEY

On September 30, 1993, the Company acquired Rio Grande Valley Gas Company ("Rio Grande") for $30,500,000. Rio Grande serves approximately 77,000 customers in the south Texas counties of Willacy, Cameron and Hidalgo. Rio Grande's service area includes 32 towns and cities along the Mexico border, including Harlingen, McAllen and Brownsville (the southernmost city in the U.S.). The Company initially funded the purchase with borrowings from its revolving credit facility which were subsequently repaid with proceeds from the sale of a $50,000,000 Rights Offering completed on December 31, 1993 and the sale of $475,000,000 of 7.60% Senior Notes due 2024 completed on January 31, 1994. See "Capitalization." The assets of Rio Grande were included in the consolidated balance sheet at September 30, 1993 and income from operations of Rio Grande have been included in the statement of consolidated operations beginning October 1, 1993. The acquisition was accounted for using the purchase method. The additional purchase cost assigned to utility plant of approximately $11,644,000 reflects the excess of the purchase price over the historical book carrying value of the utility plant purchased. Amortization of the additional purchase cost assigned to utility plant is provided on a straight-line basis over forty years.

PRO FORMA CONDENSED STATEMENT OF CONSOLIDATED OPERATIONS

The following unaudited pro forma financial information for the three- and twelve-month periods ended March 31, 1994 and 1993 is presented as though: (i) the acquisition of Missouri Gas Energy and Rio Grande; (ii) the completion of the $50,000,000 Rights Offering; (iii) the sale of $475,000,000 of 7.60% Senior Notes due 2024; and (iv) the refinancing of certain short-term and long-term debt had been consummated at the beginning of the periods presented. The pro forma financial information is not necessarily indicative of the results which would have actually been obtained had the acquisitions of Missouri Gas Energy and Rio Grande, the rights offering, the sale of senior notes or the refinancings been completed as of the assumed date for the periods presented or which may be obtained in the future.

The pro forma adjustments are based on preliminary assumptions and estimates made by the Company's management regarding anticipated efficiencies resulting from the combined operations, reductions in costs planned by management, purchase accounting adjustments and the fair market value of certain assets acquired in the Missouri Acquisition. The actual allocation of the consideration paid for Missouri Gas Energy may differ from that reflected in the pro forma consolidated financial statements after the completion of the final determination of the purchase price and review of the fair market values of the assets acquired and liabilities assumed in the Missouri Acquisition.

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



           PRO FORMA CONDENSED STATEMENT OF CONSOLIDATED OPERATIONS


                               THREE MONTHS ENDED         TWELVE MONTHS ENDED
                                    MARCH 31,                   MARCH 31,
                            ________________________    _____________________
                               1994          1993          1994       1993
                            __________    __________    __________  _________
                    (THOUSANDS OF DOLLARS, EXCEPT SHARES AND PER SHARE AMOUNTS)

Operating revenues . . .    $  251,602    $  218,138     $ 613,012  $ 547,319
Gas purchase costs . . .       161,834       133,136       368,745    319,392
                            __________    __________     _________  _________
  Operating margin . . .        89,768        85,002       244,267    227,927
Operating expenses . . .        53,603        53,199       194,036    184,510
                            __________    __________     _________  _________
Net operating revenues .        36,165        31,803        50,231     43,417
Interest on
  long-term debt . . . .        (9,427)       (9,073)     (37,270)    (37,028)
Other income
  (expenses), net. . . .          (121)         (819)       5,408       3,695
                            __________    __________     ________   _________
  Earnings before
     income taxes. . . .        26,617        21,911       18,369      10,084
Federal and state
   income taxes. . . . .        10,274         8,217        6,888       3,782
                            __________    __________     ________   _________
  Net earnings
     available for
     common stock. . . .    $   16,343    $   13,694     $ 11,481   $  6,302
                            ==========    ==========     ========   ========

Net earnings per
   common share. . . . .    $     1.50    $     1.26     $   1.06   $    .58
                            ==========    ==========     ========   ========

Weighted average
   shares outstanding. .    10,888,915    10,856,415   10,877,236 10,856,415
                            ==========    ==========   ========== ==========

FINANCIAL CONDITION

As a result of the Company's acquisition of Missouri Gas Energy on January 31, 1994, certain balance sheet amounts have changed significantly. Details of specific line item classifications on the balance sheet as of March 31, 1994 are set forth below.

Inventories.   Inventories consist principally of gas in
underground storage and materials and supplies. Gas in underground storage of approximately $7,100,000 at March 31, 1994 consists of approximately 4,100,000 MMbtu's of gas attributable to the operations of Missouri Gas Energy.

Deferred Charges. Deferred charges consist prinicipally of: (i) debt issuance costs and premiums on early extinguishment of debt of approximately $25,400,000; (ii) a regulatory asset of $36,000,000 for the deferral of the actuarially calculated accumulated post-retirement benefit obligation assumed in the purchase of Missouri Gas Energy; and (iii) approximately $8,474,000 for the deferral of those costs and expenditures, including depreciation, property taxes and associated carrying costs, related to a major gas safety program in the service territories of Missouri Gas Energy. See "Capitalization" and "Utility Regulations and Rates."

Deferred Credits. Deferred credits consist principally of non-current liabilities for: (i) customer advances for construction of approximately $10,175,000; (ii) approximately $36,000,000 for the deferral of the actuarially calculated accumulated post-retirement benefit obligation, previously discussed; (iii) employee severance and other costs associated with an early retirement program for employees of Missouri Gas Energy; and (iv) other preacquisition contingencies.

                   SOUTHERN UNION COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



CHANGE IN ACCOUNTING ESTIMATE

Additional Purchase Cost Assigned to Utility Plant. The Company's policy is to amortize additional purchase cost assigned to utility plant over forty years unless it has obtained, or filed to obtain, a specific provision in a rate application providing for the recovery of this amortization in rates collected from customers over a different period. In those cases where the Company's regulators have provided for, or are expected to provide for, the recovery of the amortization of additional purchase cost assigned to utility plant in rates, the Company's policy is to utilize the amortization period which follows the rate recovery period.

On February 6, 1990, the Company and SU Acquisition, Inc. completed a cash merger in accordance with an agreement among Southern Union, Metro Mobile CTS, Inc., and SU Acquisition, Inc. This merger was accounted for as a purchase and resulted in the recording of additional purchase cost assigned to utility plant of approximately $94,000,000. At the time of the merger, the Company had anticipated the inclusion of this additional purchase price in future rates. Accordingly, amortization of the additional purchase cost assigned to utility plant has been provided on a straight-line basis over thirty years which is consistent with the period over which rate recovery was requested. Subsequent to the merger, the Company has filed rate applications with several of its significant regulatory jurisdictions requesting the inclusion of the additional purchase cost assigned to utility plant in rates. To date, the requests for rate recovery have not been granted.
Accordingly, the Company is uncertain this cost will be allowed in future rates and has revised its estimate of the amortization period of additional purchase cost assigned to utility plant to its standard policy of forty years.

As a result of this change, amortization expense for the three months ended March 31, 1994 has been reduced by approximately $221,000 with a corresponding increase to net earnings of approximately $221,000, or $.02 per average common share.

In connection with the recent acquisition of Missouri Gas Energy and as part of the settlement with the MPSC, the Company agreed to forego recovery of the additional purchase cost in rates. Accordingly, the excess purchase price relating to the Missouri Acquisition is amortized on a straight-line basis over forty years. As provided in the MPSC Stipulation, the Company reserves the right to propose adjustments in future proceedings to recognize any alleged benefits resulting from the acquisition.

CAPITALIZATION

On January 31, 1994, Southern Union completed the sale of $475,000,000 of 7.60% Senior Notes due 2024. The net proceeds from the sale of the senior notes, together with the net proceeds from the sale of a $50,000,000 Rights Offering, which was completed as of December 31, 1993, and working capital from operations, were or will be used to: (i) fund the acquisition of Missouri Gas Energy; (ii) repay approximately $59,300,000 of borrowings under the $100,000,000 revolving credit facility, which borrowings were used to fund the acquisition of Rio Grande and repurchase all outstanding preferred stock; (iii) refinance, on January 31, 1994, the $10,000,000 aggregate principal amount of 9.45% Senior Notes due January 31, 2004 and $25,000,000 aggregate principal amount of 10% Senior Notes due January 31, 2012 and the related premium of approximately $10,400,000 resulting from the early extinguishment of such notes; (iv) refinance, on March 2, 1994, $50,000,000 aggregate principal amount of the 10.5% Sinking Fund Debentures due May 15, 2017 and the related premium of approximately $3,300,000 resulting from the early extinguishment of such debentures; and (v) refinance the $20,000,000 aggregate principal amount of the 10-1/8% Notes due May 15, 1994.

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



First mortgage bonds, debentures and other long-term debt outstanding, including current maturities, were as follows:

                                                   MARCH 31,     DECEMBER 31,
                                                   _________     ____________
                                                     1994            1993
                                                   _________     ____________
Senior notes and other long-term debt:
  7.60% Senior Notes due 2024. . . . . . . . .     $ 475,000            --
  10 1/8% notes due 1994 . . . . . . . . . . .        20,000      $  20,000
  9.45% notes due 2004 . . . . . . . . . . . .           --          10,000
  10% notes due 2012 . . . . . . . . . . . . .           --          25,000
  Other. . . . . . . . . . . . . . . . . . . .         3,355          1,674
First mortgage bonds:
  11.5% due 2000 -- collateralized by
     utility plant in service. . . . . . . . .         1,700          2,900
Sinking fund debentures:
  10 1/2% due 2017 . . . . . . . . . . . . . .           --          50,000
                                                   _________      _________
Total debt . . . . . . . . . . . . . . . . . .       500,055        109,574
  Less current portion . . . . . . . . . . . .        20,490         20,555
                                                   _________      _________
     Total long-term debt. . . . . . . . . . .     $ 479,565      $  89,019
                                                   =========      =========

CASH FLOW INFORMATION

Excluded from the statement of consolidated cash flows were the following effects of non-cash investing and financing activities:

                                                  THREE MONTHS   TWELVE MONTHS
                                                     ENDED           ENDED
                                                 MARCH 31, 1994  MARCH 31, 1994
                                                 ______________  ______________

Pension liability adjustment to retained
   earnings . . . . . . . . . . . . . . . . . .    $       --      $    2,051
Additional purchase cost - Missouri
   Gas Energy . . . . . . . . . . . . . . . . .         27,500         27,500
                                                   ___________     __________
                                                   $    27,500     $   29,551
                                                   ===========     ==========
Non-cash assets and liabilities acquired:
  Working capital . . . . . . . . . . . . . . .         51,746         51,028
  Noncurrent assets . . . . . . . . . . . . . .        389,288        425,167
  Noncurrent liabilities  . . . . . . . . . . .        (40,700)       (40,871)
                                                   ___________     __________
                                                   $   400,334     $  435,324
                                                   ===========     ==========

STOCK SPLIT

On February 11, 1994 Southern Union's Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend which was distributed on March 9, 1994 to stockholders of record on February 23, 1994. Effective March 9, 1994 the Company gave retroactive recognition to the equivalent change in capital structure for all periods presented. Consequently, earnings per share in 1993 were recomputed based on the weighted average number of shares outstanding during the periods presented adjusted for the stock split.

ACCOUNTING PRONOUNCEMENTS

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers Accounting for Postemployment Benefits", as of January 1, 1994. This statement requires that the cost of benefits, such as disability and health care continuation coverage provided to former or inactive employees after

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



employment but before retirement, be accrued if attributable to an employee's previously rendered service. The Company had previously recognized such post-employment benefit costs when paid and was allowed recovery in rates as payments were incurred. Consequently, Southern Union has recorded a regulatory asset to the extent it intends to file rate applications to include such costs in rates. The adoption of SFAS No. 112 resulted in the recognition of a deferred liability of approximately $1,100,000.

UTILITY REGULATION AND RATES

Prior to the Company's acquisition of Missouri Gas Energy,
Western Resources was required pursuant to a 1989 MPSC order to undertake a major gas safety program in the service territories of Missouri Gas Energy. Such activities included replacement of company and customer owned gas service and yard lines, the movement and resetting of meters, the replacement of cast iron mains and the replacement and cathodic protection of bare steel mains ("Missouri Safety Program"). In recognition of the significant capital expenditures associated with this safety program the MPSC issued Western Resources Accounting Authority Orders ("AAO") providing for the deferral, and subsequent recovery through rates, of those costs and expenditures, including depreciation expense, property taxes and associated carrying costs, related to the Missouri Safety Program.

Missouri Gas Energy is required to continue the Missouri Safety Program and has requested approval from the MPSC of an AAO to defer depreciation expense, property taxes and carrying costs associated with Missouri Gas Energy's investment in the Missouri Safety Program. In anticipation of the MPSC's approval of the requested AAO, the Company has deferred approximately $200,000 related to depreciation, property taxes and associated carrying costs on its investment in this program during the two months ended March 31, 1994.

The continuation of the Missouri Safety Program will result in significant levels of future capital expenditures. The Company estimates incurring capital expenditures of approximately
$27,000,000 in 1994 related to this program.

CONTINGENCIES

The Company is aware of the possibility that it may become a defendant in an action brought by the EPA under 42 U.S.C.
Section 9607(a) for reimbursement of costs associated with removing hazardous substances from the site of a former coal gasification plant (the "Pine Street Canal Site") in Burlington, Vermont. This knowledge arises out of the existence of a prior action, United States v. Green Mountain Power Corp., et al,
        __________________________________________________
Civil No. 88-307 (D.Vt.) in which the Company became involved as a third-party defendant in January 1989. Green Mountain Power was an action under 42 U.S.C. Section 9607(a) by the federal government to recover clean-up costs associated with the "Maltex Pond", which is part of the Pine Street Canal Site. Two defendants in Green Mountain Power, Vermont Gas Systems and Green Mountain Power Corp., claimed that the Company is the corporate successor to People's Light and Power Corporation, an upstream corporate parent of Green Mountain Power Corp. during the years 1928-1931. Green Mountain Power was settled without admission or determination of liability with respect to the Company by order dated December 26, 1990. The EPA has since conducted studies of the clean-up costs for the remainder of the Pine Street Canal Site, but the ultimate costs are unknown at this time. On November 30, 1992, the Company was named as a potentially responsible party in a special notice letter from the EPA. Green Mountain Power Corp., Vermont Gas Systems, Inc. and New England Electric Systems (the "Gas Plant PRPs") have advised the Company that they believe that it may have some responsibility for a portion of the investigatory costs and subsequent clean-up costs, if any. The Company has informed the Gas Plant PRPs of its belief for various reasons that it has no liability for the site, including (1) that it is not a corporate successor to any entity that owned or was responsible for the Pine Street Canal Site during the

               SOUTHERN UNION COMPANY AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



period the coal gasification plant was in operation, (2) that any claims against Peoples Light and Power Corporation were discharged in that company's 1936 Plan of Reorganization, and (3) that the Company merged with a successor to People's Light and Power Company, Inc., a separate company incorporated following the bankruptcy of Peoples Light and Power Corporation. Should the Company be made party to any action seeking recovery of remaining clean-up costs, it intends to assert the foregoing defenses and to otherwise vigorously defend against such an action. The Company has made demands of the appropriate insurers that they assume the defense of and liability for any such claim that may be asserted.

Southern Union and its subsidiaries are parties to other legal proceedings that its management considers to be the normal kinds of actions to which an enterprise of its size and nature might be subject. Management believes the outcome of these legal proceedings will not have a material impact on the Company's results of operations or consolidated financial position.

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Southern Union Company is engaged in various activities in the distribution of natural gas to residential, commercial, industrial, agricultural and other customers in communities throughout Texas, western Missouri and the Oklahoma Panhandle. The Company distributes natural gas as a public utility through Southern Union Gas and, subsequent to January 31, 1994, Missouri Gas Energy, each of which is a division of the Company. In addi-tion, the Company operates interstate and intrastate natural gas pipeline systems, markets natural gas to end users, holds investments in real estate and markets and sells natural gas for natural gas vehicles. Several of these business activities are subject to regulation by federal, state or local authorities where the Company operates. Thus, the Company's financial condition and results of operations have been and will continue to be dependent upon the receipt of adequate and timely adjust-ments in rates. In addition, the Company's business is affected by seasonal weather impacts, competitive factors within the energy industry and economic development and residential growth in its service areas.

On July 9, 1993, Southern Union entered into an Agreement for the Purchase of Assets with Western Resources, Inc. ("Western Resources"), pursuant to which Southern Union purchased from Western Resources (the "Missouri Acquisition") certain Missouri natural gas distribution operations which Southern Union operates as Missouri Gas Energy, a division of Southern Union headquartered in Kansas City, Missouri. The acquisition was consummated on January 31, 1994 and has been accounted for as a purchase. Accordingly, the operating results of Missouri Gas Energy have been included in the consolidated operating results since the date of acquisition. As of March 31, 1994, Missouri Gas Energy served approximately 474,000 customers in 147 communities in central and western Missouri, including Kansas City, St. Joseph, Joplin and Monett. See "Acquisitions" in the Notes to the Consolidated Financial Statements for the three months ended March 31, 1994, included herein. In addition, during 1993 the Company completed the acquisitions of the Rio Grande Valley Gas Company ("Rio Grande"), the Berry Gas Company and the distribution facilities serving the city of Eagle Pass, Texas. See "Acquisitions and Divestitures" in the Notes to the Consolidated Financial Statements for the year ended December 31, 1993. For these reasons, the results of operations of the Company for the periods subsequent to those acquisitions are not comparable to those periods prior to the acquisitions nor are the 1994 results of operations comparable with previous periods.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1994 AND 1993

The Company recorded net earnings available to common stock of $9,954,000 for the three-month period ended March 31, 1994 compared with net earnings of $4,575,000 for the three-month period ended March 31, 1993. Net earnings per common share, based on weighted average shares outstanding during the period, were $.91 in 1994 compared with net earnings per common share of $.58 in 1993.

The significant increase in earnings is primarily attributable to the acquisitions of Missouri Gas Energy and Rio Grande, which contributed over $5,000,000 to the Company's net earnings for the three-month period ended March 31, 1994. Earnings for the first quarter also reflect the favorable impact of several rate increases effected during 1993, but subsequent to the 1993 winter heating season. Weather in the Company's service territories was 12% warmer than normal during the winter heating season of 1994, however, this was an improvement over 1993 when weather was 19% warmer than normal. In addition, earnings in 1994 were favorably impacted by the elimination of $594,000 in preferred dividends due to the retirement of the Company's Series A 10% Cumulative Preferred Stock in March of 1993.

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Operating revenues were $175,454,000 for the three-month period ended March 31, 1994, an increase of 162%, compared with operating revenues of $67,026,000 in 1993. Gas purchase costs for the three-month period ended March 31, 1994 were $107,760,000, an increase of 200%, compared with $35,931,000 in
1993. The Company's operating revenues are affected by the level of sales volumes and by the pass-through of increases or decreases in the Company's gas purchase costs through its purchased gas adjustment clauses. Both operating revenues and gas purchase costs increased in the three-month period ended
March 31, 1994 as a result of a 130% increase in gas sales volumes from 17,157 MMcf in 1993 to 39,447 MMcf in 1994 and by an increase in the average cost of gas from $2.09 per Mcf in 1993 to $2.73 per Mcf in 1994. The increase in volumes are due principally to a 100% increase in the average customer base of approximatley 802,000 customers in 1994 compared with approximately 402,000 in 1993 resulting from the acquisition of Missouri Gas Energy and Rio Grande. The increase in the average cost per Mcf of gas is due primarily to increases in average spot market gas prices. The Missouri Gas Energy and Rio Grande acquisitions contributed approximately $93,440,000 and $9,438,000, respectively, to the overall increase in operating revenues and approximately $60,688,000 and $5,590,000, respectively, in gas purchase costs.

Operating margin for the three-month period ended March 31, 1994 was $67,694,000, or 39% of operating revenues, compared to $31,095,000, or 46% of operating revenues in 1993. The decrease as a percent of revenue in operating margin resulted primarily from the inclusion of Missouri Gas Energy's operating margin of approximately $32,752,000, or 35% of its operating revenues, in consolidated operating results. Because of the greater average throughput per customer in Missouri Gas Energy's service territories, the operating margin per revenue dollar is generally lower than the operating margin received by Southern Union Gas. The Company's operating margin for the three-month period ended March 31, 1994 was also favorably impacted by several rate increases effected during 1993 including a $777,000 annualized increase in the Company's South Texas Region effected
February 10, 1993; a $1,950,000 annualized increase in Austin effective July 1, 1993; and a $463,000 annualized increase in El Paso effective November 1, 1993. In addition, on
October 5, 1993, the Missouri Public Service Commission ("MPSC") issued a rate order increasing Missouri Gas Energy's natural gas rates by $9,750,000 annually. The MPSC rate order became effective on October 15, 1993.

Operating expenses, which include operating, maintenance and general expenses, taxes other than on income and depreciation and amortization, were $44,217,000 for the three-month period ended March 31, 1994, an increase of 123%, compared with $19,844,000 in 1993. The increase was primarily attributable to the additional operating expenses associated with the Missouri Gas Energy and Rio Grande acquisitions of approximately $20,633,000 and $2,539,000, respectively.

Interest expense was $8,088,000 for the three-month period ended March 31, 1994, an increase of 196%, compared to $2,728,000 in 1993. The increase in interest expense of approximately $5,360,000 is due principally to the net increase in total long-term debt including the sale of $475,000,000 of 7.60% Senior
Notes due 2024 completed on January 31, 1994 net of the retirement of $86,541,000 in long-term debt and mortgages payable. The net proceeds from the sale of the senior notes, together with the net proceeds from a $50,000,000 Rights Offering and working capital from operations, have been or will be used to fund the acquisition of Missouri Gas Energy and Rio Grande, and refinance certain short-term and long-term debt. See "Capitalization" in the Notes to the Consolidated Financial Statements for the three-month period ended March 31, 1994.

The three-month period ended March 31 is generally the Company's most profitable quarter. Conversely, the quarters ended June 30 and September 30 have historically resulted in losses. In recent years, Southern Union Gas has worked with its regulators to minimize summer earnings deficits by increasing the customer's monthly minimum bill. Because MGE's rate structure collects a greater percentage of its margin in the winter heating season months, losses are expected during the upcoming quarters ended June 30 and September 30, 1994.

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



TWELVE MONTHS ENDED MARCH 31, 1994 AND 1993

The Company recorded net earnings available for common stock of $12,268,000 for the twelve-month period ended March 31, 1994 compared with net earnings of $62,000 in 1993. Net earnings per common share, based on weighted average shares outstanding during the period, were $1.42 in 1994 compared with net earnings per common share of $.01 in 1993.

Earnings from continuing operations, net of preferred dividends, for the twelve-month period ended March 31, 1994 were $12,268,000 compared with net earnings from continuing operations of $3,076,000 in 1993. Earnings from continuing operations per common share for the twelve-month period ended March 31, 1994 were $1.42 compared with $.39 in 1993.

Operating revenues were $317,433,000 for the twelve-month period ended March 31, 1994, an increase of 60%, compared with operating revenues of $198,962,000 in 1993. Gas purchase costs for the twelve-month period ended March 31, 1994 were $182,213,000, an increase of 68%, compared with gas purchase costs of $108,780,000 in 1993. The increase in both operating revenues and gas purchase costs between periods was primarily the result of a 31% increase in gas sales volume to 66,493 MMcf in 1994 from 50,843 MMcf in 1993 and an increase in the average cost of gas to $2.74 per Mcf in 1994 from $2.14 per Mcf in 1993. The increase in volume is primarily attributable to growth in the average customer base resulting from the Missouri Gas Energy and Rio Grande acquisitions while the increase in the cost of gas is due principally to increases in the spot market gas prices, both previously discussed. The Missouri Gas Energy and Rio Grande acquisitions contributed operating revenues of approximately $93,440,000 and $16,780,000, respectively, while incremental gas purchase costs for these divisions were approximately $60,688,000 and $9,537,000, respectively.

Operating margin for the twelve-month period ended March 31, 1994 was $135,220,000, or 43% of operating revenues, compared with $90,182,000, or 45% of operating revenues, in 1993. The decrease as a percent of revenue in operating margin is principally the result of the inclusion of Missouri Gas Energy's operating margin of approximately $32,752,000, or 35% of its operating revenues, in consolidated operating results, as previously discussed. The decrease as a percent of revenue in operating margin for the twelve-month period ended March 31, 1994 was partially offset by several rate increases effected during 1993, also previously discussed.

Operating expenses, which include operating, maintenance and general expenses, taxes other than on income and depreciation and amortization, were $103,231,000 for the twelve-month period ended March 31, 1994, an increase of 41%, compared with operating expenses of $73,285,000 in 1993. The increase in these expenses is principally due to the operating expenses associated with the Missouri Gas Energy and Rio Grande acquisitions of approximately $20,633,000 and $4,945,000, respectively. In addition, operating expenses for the twelve-month period ended March 31, 1994 included severance costs of approximately $1,008,000 resulting from the early retirement program which was finalized during the second quarter of 1993 and increases in medical and hospitalization expenses. These expenses were offset by efficiency savings from the reductions in payroll expense of approximately $2,093,000 as a result of the early retirement program.

Total other expenses were $11,885,000 for the twelve-month period ended March 31, 1994, an increase of 47%, compared with other expenses of $8,068,000 in 1993. The increase is primarily attributable to the increase in interest expense partially offset by an increase in other income. Interest expense was $16,896,000 for the twelve-month period ended March 31, 1994, an increase of approximately 47%, compared with interest expense of $11,525,000 in 1993 due principally to the net increase in long-term debt, previously discussed. Other income

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



for the twelve-month period ended March 31, 1994 included: (i) a non-recurring adjustment of approximately $2,345,000 to reverse a tax reserve upon the final settlement of prior period federal income tax audits and the filing of amended federal income tax returns; (ii) interest income on notes receivable of approximately $764,000; (iii) rental income of approximately $1,989,000 from Lavaca Realty, Southern Union's real estate subsidiary; and (iv) a pre-tax gain of approximately $494,000 on the sale of undeveloped real estate. Other income for the twelve-month period ended March 31, 1993 included an approximately $2,200,000 reversal of certain contingency reserves recorded at the time of the February 1990 cash merger between the Company and Metro Mobile CTS, Inc., that were subsequently resolved or settled and an approximately $950,000 gain resulting from a litigation settlement.

The overall increase in net earnings for the twelve-month period ended March 31, 1994 also included the Company's recognition of a net loss from a discontinued operation of $3,014,000 recorded in the twelve-month period ended March 31, 1993. In addition, net earnings in 1994 were favorably impacted by the elimination of $2,220,000 in preferred dividends.

Because of the acquisition of Missouri Gas Energy on January 31, 1994, the income from operations of Missouri Gas Energy are consolidated with the Company subsequent to that date. Thus the results of operations for the twelve-month period ended March 31, 1994 are not indicative of results that would necessarily be achieved for a full year since the majority of the Company's operating margin is recorded during the winter heating season.

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                       COMBINED STATEMENT OF OPERATIONS
                                  (UNAUDITED)



                          SOUTHERN UNION
                            COMPANY AND          MISSOURI
                           SUBSIDIARIES         GAS ENERGY

                          ______________        __________
                                                                COMBINED
                           THREE MONTHS         TWO MONTHS    THREE MONTHS
                          ENDED MARCH 31,     ENDED MARCH 31, ENDED MARCH 31,
                              1994(A)            1994              1994
                         _______________     _______________  ______________
                                         (THOUSANDS OF DOLLARS)



Operating revenues . .       $82,014            $93,440         $175,454
Gas purchase costs . .        47,072             60,688          107,760
                             _______            _______         ________
  Operating margin . .        34,942             32,752           67,694
                             _______            _______         ________

Operating expenses:
  Operating, maintenance
     and general . . .        14,056              9,575           23,631
  Taxes, other than
     on income . . . .         5,282              8,462           13,744
  Depreciation and
     amortization. . .         4,246              2,596            6,842
                             _______            _______         ________
     Total operating
        expenses . . .        23,584             20,633           44,217
                             _______            _______         ________

         Net operating
            revenues .        11,358             12,119          23,477
                             _______            _______        ________

Other income (expenses):
  Interest on long-term
     debt. . . . . . .        (4,233)            (3,855)         (8,088)
  Other, net . . . . .           664                 42             706
                             _______            _______        ________
   Total other income
        (expenses), net.      (3,569)            (3,813)         (7,382)
                             _______            _______        ________

     Earnings before
        income taxes .         7,789              8,306          16,095

Federal and state income
   taxes . . . . . . .         2,985              3,156           6,141
                             _______            _______        ________

Earnings before
   preferred dividends.        4,804              5,150           9,954

Preferred dividends. .           --                 --              --
                             _______            _______       ________

  Net earnings available
     for common stock.       $ 4,804            $ 5,150       $  9,954
                             =======            =======       ========


_________________________________________

(A)  Includes Rio Grande Valley but excludes Missouri Gas Energy.

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                       COMBINED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                         SOUTHERN UNION
                          COMPANY AND          MISSOURI
                          SUBSIDIARIES        GAS ENERGY
                         ______________       __________
                                                                COMBINED
                          TWELVE MONTHS       TWO MONTHS      TWELVE MONTHS
                         ENDED MARCH 31,     ENDED MARCH 31, ENDED MARCH 31,
                             1994(A)             1994            1994
                         _______________    _______________  _____________
                                        (THOUSANDS OF DOLLARS)



Operating revenues . .      $223,993            $93,440        $317,433
Gas purchase costs . .       121,525             60,688         182,213
                            ________            _______        ________
  Operating margin . .       102,468             32,752         135,220
                            ________            _______        ________

Operating expenses:
  Operating, maintenance
     and general . . .        52,038              9,575          61,613
  Taxes, other than on
     income  . . . . .        15,298              8,462          23,760
  Depreciation and
     amortization. . .        15,262              2,596          17,858
                             _______             ______        ________
     Total operating
        expenses . . .        82,598             20,633         103,231
                             _______            _______        ________

Net operating
    revenues . . . . .        19,870             12,119          31,989

Other income (expenses):
  Interest on long-term
     debt. . . . . . .       (13,041)            (3,855)        (16,896)
  Other, net . . . . .         4,969                 42           5,011
                            ________            _______        ________
     Total other income
        (expenses), net       (8,072)            (3,813)        (11,885)
                            ________            _______        ________

     Earnings before
        income taxes and
        discontinued
        operation . . .        11,798              8,306         20,104

Federal and state
   income taxes . . . .         4,431              3,156          7,587
                             ________            _______       ________

Earnings before preferred
   dividends. . . . . .         7,367              5,150         12,517

Preferred dividends . .           249                --             249
                             ________            _______       ________

  Net earnings available
     for common stock .      $  7,118            $ 5,150       $ 12,268
                             ========            =======       ========

_________________________________________

(A)  Includes Rio Grande Valley but excludes Missouri Gas Energy.

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                            COMBINED BALANCE SHEET
                                  (UNAUDITED)



                                    SOUTHERN UNION
                                      COMPANY AND      MISSOURI
                                     SUBSIDIARIES     GAS ENERGY
                                    _____________     __________

                                                                   COMBINED
                                       MARCH 31,       MARCH 31,   MARCH 31,
                                        1994(A)          1994        1994
                                     _____________    __________   _________
                                               (THOUSANDS OF DOLLARS)


ASSETS

Property, plant and equipment:
  Plant. . . . . . . . . .             $ 386,245     $ 434,931     $ 821,176
  Less accumulated depreciation
     and amortization. . .              (147,820)     (129,671)     (277,491)
                                       _________     _________     _________
                                         238,425       305,260       543,685
  Additional purchase cost
     assigned to utility
     plant, net. . . . . .                92,761        72,173       164,934
                                       _________     _________     _________
     Net property, plant and
        equipment. . . . .               331,186       377,433       708,619
Current assets . . . . . .                69,364        78,951       148,315
Other. . . . . . . . . . .                50,097        43,109        93,206
                                       _________     _________     _________

  Total. . . . . . . . . .             $ 450,647     $ 499,493     $ 950,140
                                       =========     =========     =========


STOCKHOLDERS' EQUITY AND LIABILITIES

Common stockholders' equity:
  Common stock . . . . . .            $   10,952     $     --      $  10,952
  Premium on common
     stock . . . . . . . .               188,765           --        188,765
  Retained earnings. . . .                 7,932         5,150        13,082
                                      __________     _________     _________
                                         207,649         5,150       212,799
  Less treasury stock,
     at cost . . . . . . .                  (794)          --           (794)
                                      __________     _________     _________
     Total common stockholders'
     equity. . . . . . . .               206,855         5,150       212,005
Long-term debt . . . . . .               479,565           --        479,565
Interdivision account. . .              (344,693)      344,693           --
Current liabilities. . . .                77,305        82,347       159,652
Other  . . . . . . . . . .                31,615        67,303        98,918
                                      __________     _________     _________

  Total  . . . . . . . . .            $  450,647     $ 499,493     $ 950,140
                                      ==========     =========     =========



_________________________________________

(A) Includes Rio Grande Valley but excludes Missouri Gas Energy.

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain information regarding the Company's gas utility operations for the three months ended March
31, 1994 and 1993 (including Missouri Gas Energy subsequent to its acquisition on January 31, 1994):
                                           THREE MONTHS ENDED MARCH 31,
                                           ____________________________
                                              1994              1993
                                           __________        __________
Average customers:
  Residential. . . . . . . . . . . . .        727,749          372,081
  Commercial . . . . . . . . . . . . .         70,328           26,994
  Industrial and irrigation. . . . . .            955              764
  Public authorities and other . . . .          2,640            2,207
  Pipeline and marketing . . . . . . .            251              107
                                           __________        _________
     Total average customers . . . . .        801,923          402,153
                                           ==========        =========

Gas sales in millions of cubic feet (MMcf):
  Residential. . . . . . . . . . . . .         25,497           10,053
  Commercial . . . . . . . . . . . . .         10,616            3,615
  Industrial and irrigation. . . . . .            351              535
  Public authorities and other . . . .          1,295            1,413
  Pipeline and marketing . . . . . . .          1,688            1,541
                                           __________        _________
  Gas sales billed. . . .. . . . . . .         39,447           17,157
  Net change in unbilled gas sales . .         (5,083)          (1,447)
                                           __________        _________
     Total gas sales . . . . . . . . .         34,364           15,710
                                           ==========        =========

Gas sales revenues:
  Residential. . . . . . . . . . . . .     $  132,152        $  45,485
  Commercial . . . . . . . . . . . . .         52,945           14,685
  Industrial and irrigation. . . . . .          2,065            1,909
  Public authorities and other . . . .          4,954            4,951
  Pipeline and marketing . . . . . . .          3,951            3,582
                                           __________        _________
     Gas sales revenues billed . . . .        196,067           70,612
  Net change in unbilled gas
     sales revenues  . . . . . . . . .        (25,788)          (6,186)
                                           __________        _________
     Total gas sales revenues. . . . .     $  170,279        $  64,426
                                           ==========        =========

Gas sales margin . . . . . . . . . . .     $   62,519        $  28,495
                                           ==========        =========

Gas sales revenue per thousand
cubic feet (Mcf) billed:
  Residential. . . . . . . . . . . . .     $    5.183        $   4.525
  Commercial . . . . . . . . . . . . .          4.987            4.062
  Industrial and irrigation. . . . . .          5.883            3.568
  Public authorities and other . . . .          3.825            3.504
  Pipeline and marketing . . . . . . .          2.341            2.324

Weather effect:
  Degree days. . . . . . . . . . . . .          1,158            1,012
  Percent of normal, based on
     30 year average . . . . . . . . .            88%              81%

Gas transported for others (MMcf). . .         12,144            5,456
Gas transportation revenues
     (thousands of dollars). . . . . .     $    3,579         $  1,823

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION

The Company's gas utility operations are seasonal in nature with a significant percentage of the annual revenues and earnings occurring in the traditional heating-load months. This seasonality results in a high level of cash flow needs during the peak winter heating-load months, resulting from the required payments to natural gas suppliers in advance of the receipt of cash payments from the Company's customers. The Company has historically used its revolving loan and credit facilities and internally generated funds to provide funding for its seasonal working capital, continuing construction and maintenance programs and operational requirements.

The principal sources of funds during the three-month period ended March 31, 1994 included $475,000,000 received from the sale of 7.60% Senior Notes due 2024 and $84,902,000 generated from operating activities. The principal uses of funds during this period included: payments of $400,334,000 for the purchase of gas utility systems; $86,541,000 for the retirement of long-term debt and mortgages payable; $20,100,000 for the repayment of the revolving credit facility; $13,715,000 in premiums on refinanced notes; $5,089,000 in debt issuance costs on the $475,000,000 of 7.60% Senior Notes and $12,655,000 for property, plant and equipment additions on ongoing operations.

INVESTING ACTIVITIES

As previously discussed, Southern Union acquired Missouri Gas Energy on January 31, 1994. On the date of closing, Southern Union paid approximately $400,300,000 in cash for Missouri Gas Energy. The final determination of the purchase price and all prorations and adjustments are expected to be completed by May 31, 1994. The purchase price was financed through the sale of $475,000,000 of 7.60% Senior Notes due 2024 and net proceeds from the sale of a $50,000,000 Rights Offering completed on December 31, 1993.

The additional purchase cost assigned to utility plant reflects cash paid of approximately $44,500,000 in excess of the historical book carrying value of the assets acquired and purchase accounting adjustments of approximately $27,500,000 for certain liabilities and contingencies which have been incurred or estimates of amounts that will be incurred subsequent to the acquisition. The purchase accounting adjustments reflect actual or estimated amounts for: (i) employee severance and other costs associated with an early retirement program for employees of Missouri Gas Energy; (ii) a $3,000,000 contribution to the Missouri Gas Energy employees' qualified defined benefits plan in excess of the minimum required contribution under the Internal Revenue Code Section 412, as determined by the plans' actuary, pursuant to the terms of a stipulation and settlement agreement among Southern Union, Western Resources, the Missouri Public Service Commission ("MPSC") staff and all intervenors in the MPSC proceeding; (iii) underwriting, legal and accounting fees associated with the Missouri Acquisition; and (iv) other preacquisition contingencies. Amortization of the additional purchase cost assigned to utility plant is provided on a straight-line basis over forty years. The Company expects to finalize its estimate of all preacquisition contingencies within one year of the date the acquisition was consummated.

FINANCING ACTIVITIES

On January 31, 1994, Southern Union completed the sale of $475,000,000 of 7.60% Senior Notes due 2024. The net proceeds from the sale of the Senior Notes, together with the net proceeds from the sale of a $50,000,000 Rights Offering, which was completed as of December 31, 1993, and working capital from operations, were or will be used to: (i) fund the acquisition of Missouri Gas Energy; (ii) repay approximately $59,300,000 of borrowings under the $100,000,000 revolving credit facility, which borrowings were used to fund the acquisition

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



of Rio Grande and repurchase all outstanding preferred stock;
(iii) refinance, on January 31, 1994, the $10,000,000 aggregate principal amount of 9.45% Senior Notes due January 31, 2004 and $25,000,000 aggregate principal amount of 10% Senior Notes due January 31, 2012 and the related premium of approximately $10,400,000 resulting from the early extinguishment of such notes; (iv) refinance, on March 2, 1994, $50,000,000 aggregate principal amount of the 10.5% Sinking Fund Debentures due
May 15, 2017 and the related premium of approximately $3,300,000 resulting from the early extinguishment of such debentures; and
(v) refinance the $20,000,000 aggregate principal amount of the 10-1/8% Notes due May 15, 1994.

The effective rate of interest on debt outstanding in 1993 was approximately 10.6%. The effective rate under the new debt structure is approximately 7.8% (including interest and the amortization of debt issuance costs and redemption premiums on refinanced debt) once certain higher-cost debt is fully retired in May 1994. This reduction in the cost of debt will be advantageous to the Company's future earnings.

On September 30, 1993, Southern Union entered into a new revolving credit facility with a three year term (the "Revolving Credit Facility") initially underwritten by Texas Commerce Bank, N.A. for $80,000,000. On November 15, 1993, the Revolving Credit Facility was syndicated to five additional banks and the aggregate amount available to be borrowed was increased to $100,000,000. Borrowings under the Revolving Credit Facility are available for Southern Union's working capital and letter of credit requirements. At December 31, 1993 the outstanding balance on the Revolving Credit Facility was approximately $20,100,000 which was subsequently liquidated with the net proceeds from the sale of $475,000,000 of 7.60% Senior Notes.
The amount outstanding under the Revolving Credit Facility at March 31 and May 13, 1994 was zero.

OTHER MATTERS

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 112, Employers Accounting for Postemployment Benefits, as of January 1, 1994. This statement requires that the cost of benefits, such as disability and health care continuation coverage provided to former or inactive employees after employment but before retirement, be accrued if attributable to an employee's previously rendered service. The Company had previously recognized such post-employment benefit costs when paid and was allowed recovery in rates as payments were incurred. Consequently, Southern Union has recorded a regulatory asset to the extent it intends to file rate applications to include such costs in rates. The adoption of SFAS No. 112 resulted in the recognition of a deferred liability of approximately $1,100,000.

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             SOUTHERN UNION COMPANY
                                   _________________________________________
                                                 (Registrant)







Date      May 13, 1994              By RONALD J. ENDRES
     ____________________              ______________________________________
                                       Ronald J. Endres
                                       Senior Vice President - Finance
                                       and Administration and
                                       Chief Financial Officer




Date      May 13, 1994              By DAVID J. KVAPIL
     ____________________              ______________________________________
                                       David J. Kvapil
                                       Vice President and Controller
                                       (Principal Accounting Officer)

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                       COMPUTATION OF PER SHARE EARNINGS           Exhibit 11



                             THREE MONTHS ENDED          TWELVE MONTHS ENDED
                                  MARCH 31,                   MARCH 31,
                           ______________________      _____________________
                              1994        1993             1994      1993
                           __________  __________      __________  _________
                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


Net earnings available
   for common stock. . .    $ 9,954     $ 4,575         $ 12,269   $     62
                            =======     =======         ========   ========

Primary earnings per share:
  Average shares
    outstanding  . . . .     10,889       7,856            8,640      7,856
  Stock options. . . . .        325         113              232         70
                            _______     _______         ________    _______
  Average shares
    outstanding, as
    adjusted . . . . . .     11,214       7,969            8,872      7,926
                            =======     =======         ========    =======

  Primary earnings
    per share  . . . . .    $  0.89     $  0.57         $   1.38    $  0.01
                            =======     =======         ========    =======

Fully diluted earnings
per share:
  Average shares
    outstanding  . . . .     10,889      7,856            8,640       7,856
  Stock options. . . . .        325        175              273         156
                            _______     ______          _______     _______

  Average shares
    outstanding, as
    adjusted . . . . . .     11,214      8,031            8,913       8,012
                            =======    =======          =======     =======

  Fully diluted earnings
    per share  . . . . .    $  0.89    $  0.57          $  1.38     $  0.01
                            =======    =======          =======     =======


_____________________________________

Note: Adjusted for the three-for-two stock split distributed in the form of a 50% stock dividend on March 9, 1994.