Form 10-K
period 1994-06-30
SOUTHERN UNION CO
filed 1994-09-27
CIK 203248

=================================================================


         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D. C.  20549
                       -----------------

                           FORM 10-K

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - ---
      SECURITIES EXCHANGE ACT OF 1934

                               OR

 X    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - ---
      SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year Ended June 30, 1994

                 Commission File No. 1-6407
                    --------------------

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
                          (512) 477-5981

  Securities Registered Pursuant to Section 12(b) of the Act:

  Title of each class   Name of each exchange in which registered
  -------------------   -----------------------------------------
   Common Stock, par              American Stock Exchange
   value $1 per share

Securities Registered Pursuant to Section 12(g) of the Act:  None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X  No
                                            ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments by this
Form 10-K.   X
            ---

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 16, 1994, was approximately $123,197,968. The number of shares of the registrant's Common Stock outstanding on September 16, 1994 was
11,501,794.

             DOCUMENTS INCORPORATED BY REFERENCE

                           None.

=================================================================

                          PART I


ITEM 1.    Business.

                       Introduction

Southern Union Company ("Southern Union" and together with its subsidiaries, the "Company") was incorporated under the laws of the State of Delaware in 1932. The Company's principal line of business is the distribution of natural gas as a public utility through Southern Union Gas Company ("Southern Union Gas") and Missouri Gas Energy, each of which is a division of the Company. Southern Union Gas serves approximately 484,000 residential, commercial, industrial, agricultural and other customers in the States of Texas (including the cities of Austin, Brownsville, El Paso, Galveston and Port Arthur) and Oklahoma. Missouri Gas Energy, acquired on January 31, 1994, serves approximately 463,000 customers in central and western Missouri (including the cities of Kansas City, St. Joseph, Joplin and Monett). See "Missouri Acquisition."

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

The Company is a sales and market-driven energy company whose management is committed to achieving profitable growth of its natural gas energy businesses in an increasingly competitive business environment. Management's strategies for achieving these objectives principally consist of: (i) promoting new sales opportunities and markets for natural gas; (ii) enhancing financial and operating performance; and (iii) expanding the Company through developing existing systems and selectively acquiring new systems. Management develops and continually evaluates these strategies and the Company's implementation of them by applying their experience and expertise in analyzing the energy industry, technological advances, market opportunities and general business trends. Each of these strategies, as implemented throughout the Company's businesses, reflects the Company's commitment to its core natural gas utility business. Central to all of the Company's businesses and strategies is the sale and transportation of natural gas.

The Company has a goal of selected growth and expansion, primarily in the natural gas industry. To that extent, the Company intends to consider, when appropriate, and if financially practicable to pursue, the acquisition of other natural gas distribution or transmission businesses. The nature and location of any such properties, the structure of any such acquisitions, and the method of financing any such expansion or growth will be determined by management and the Southern Union Board of Directors.

                    Missouri Acquisition

On July 9, 1993, Southern Union entered into an Agreement for the Purchase of Assets (the "Missouri Asset Purchase Agreement") with Western Resources, Inc. ("Western Resources"), pursuant to which Southern Union purchased certain Missouri natural gas distribution operations (the "Missouri Acquisition") which Southern Union operates as Missouri Gas Energy. The acquisition closed on January 31, 1994 and has been accounted for as a purchase. Earnings from operations of Missouri Gas Energy have been included in the Company's statement of consolidated operations since February 1, 1994.

At closing, Southern Union paid approximately $400,300,000 in cash for the Missouri Acquisition. The final determination of the purchase price and all prorations and adjustments between Southern Union and Western Resources have not been resolved to-date. Pursuant to the terms of the Missouri Asset Purchase Agreement, Southern Union is seeking arbitration with respect to approximately $19,100,000 of adjustments in dispute.
Accordingly, Southern Union is seeking a refund of approximately $12,000,000 while Western Resources is demanding an additional payment of approximately $7,100,000. There can be no assurance that the Company will be successful in resolving any or all of such adjustments in its favor. See "Contingencies" in the Notes to the Consolidated Financial Statements for the year ended June 30, 1994. The Missouri Acquisition, among other things, was financed through the sale on January 31, 1994 of $475,000,000 of 7.60% Senior Notes due 2024 (the "Senior Debt Securities") and net proceeds from the sale of a $50,000,000 Subscription Rights Offering of Common Stock (the "Rights Offering") completed on December 31, 1993. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations ("MD&A") -
Liquidity and Capital Resources" and "Long-Term Debt" in the
Notes to the Consolidated Financial Statements for the year ended
June 30, 1994.

As a result of the Missouri Acquisition, the Company nearly doubled the number of customers served by its natural gas distribution system and became one of the top 15 gas utilities in the United States, as measured by number of customers. In addition, the Missouri Acquisition lessens the sensitivity of the Company's operations to weather risk and local economic conditions by diversifying operations into a different geographic area. Missouri Gas Energy, a division of Southern Union, is headquartered in Kansas City, Missouri.

The approval of the Missouri Acquisition by the Missouri Public Service Commission ("MPSC") was subject to the terms of a stipulation and settlement agreement (the "MPSC Stipulation") among Southern Union, Western Resources, the MPSC staff and all intervenors in the MPSC proceeding. Among other things, the MPSC
Stipulation: (i) provides that the Company attain a total debt to total capital ratio that does not exceed Standard and Poor's Corporation's Utility Financial Benchmark ratio for the lowest investment grade investor-owned natural gas distribution company (which, at December 31, 1993, the most recent date available, was approximately 58%) in order for Missouri Gas Energy to implement any general rate increase; (ii) prohibits Missouri Gas Energy from implementing a general rate increase in Missouri before January 31, 1997 except in certain unusual events; (iii) required Western Resources to contribute an additional $9,000,000 to Missouri Gas Energy's employees' and retirees' qualified defined benefit plans transferred to the Company; (iv) requires the Company to contribute an additional $3,000,000 to the Company's qualified defined benefit plan applicable to Missouri Gas Energy's employees and retirees; and (v) requires Missouri Gas Energy to reduce rate base by $30,000,000 (to be amortized over a ten-year period on a straight-line basis) to compensate rate payers for rate base reductions that were eliminated as a result of the Missouri Acquisition.

Southern Union assumed certain liabilities of Western Resources with respect to Missouri Gas Energy, including certain liabilities arising from certain specified contracts assigned to Southern Union at closing, including gas supply and transportation contracts, office equipment leases and real estate leases, liabilities arising from certain contracts entered into by Western Resources in the ordinary course of business, certain liabilities that have arisen or may arise from the operation of Missouri Gas Energy, and liabilities for certain accounts payable of Western Resources pertaining to Missouri Gas Energy.

Southern Union and Western Resources also entered into an Environmental Liability Agreement. Subject to the accuracy of certain representations made by Western Resources in the Missouri Asset Purchase Agreement, the agreement provides for a tiered approach to the allocation of substantially all liabilities under environmental laws that may exist or arise with respect to Missouri Gas Energy. The agreement contemplates Southern Union first seeking reimbursement from other potentially responsible parties, or recovery of such costs under insurance or through rates charged to customers. To the extent certain environmental liabilities are discovered by Southern Union prior to January 31, 1996, and are not so reimbursed or recovered, Southern Union will be responsible for the first $3,000,000, if any, of out-of-pocket costs and expenses incurred to respond to and remediate any such environmental claim. Thereafter, Western Resources would share one-half of the next $15,000,000 of any such costs and expenses, and Southern Union would be solely liable for any such costs and expenses in excess of $18,000,000. The Company believes that it will be able to obtain substantial reimbursement or recovery for any such environmental liabilities from other potentially responsible third parties, under insurance or through rates charged to customers.

Pursuant to the terms of an Employee Agreement with Western Resources entered into on July 9, 1993, after the closing of the Missouri Acquisition, Southern Union employed certain employees of Western Resources involved in the operation of Missouri Gas Energy ("Continuing Employees"). Under the terms of the Employee Agreement, the assets and liabilities under Western Resources' qualified defined benefit plans attributable to Continuing Employees and certain retired employees of Missouri Gas Energy ("Retired Employees") were transferred to a qualified defined benefit plan of Southern Union that will provide benefits to Continuing Employees and Retired Employees substantially similar to those provided for under Western Resources' defined benefit plans. Southern Union amended its qualified defined benefit plan to cover the Continuing Employees and Retired Employees and provide Continuing Employees and Retired Employees with certain welfare, separation and other benefits and arrangements.

                 Other Acquisitions and Divestiture

In September 1993, the Company acquired the Rio Grande Valley Gas Company ("Rio Grande") for approximately $30,500,000 (the "Rio Grande Acquisition"). Rio Grande serves approximately 74,000 customers in the south Texas counties of Willacy, Cameron and Hidalgo which includes 32 towns and cities along the Mexico border, including Harlingen, McAllen and Brownsville (the southernmost city in the U.S.). The Company initially funded the purchase with borrowings from its revolving credit facility, which was subsequently paid down out of the net proceeds from the sale of the Senior Debt Securities and the Rights Offering. See MD&A - "Liquidity and Capital Resources."

In July 1993, the Company acquired the natural gas distribution facilities serving the city of Eagle Pass, Texas (the "Eagle Pass Acquisition"), for approximately $2,000,000. In May 1993, the Company acquired the natural gas distribution facilities of Berry Gas Company (the "Berry Gas Acquisition") which serves the Texas cities and towns of Nome, Raywood, Hull and Devers for approximately $274,000. Combined, these operations serve approximately 4,400 customers.

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

During 1992, the Company acquired the natural gas distribution facilities of Nixon, Texas (the "Nixon Acquisition"). Also in
1992, the Company added approximately 12 miles of pipeline which transports gas to the community of Sabine Pass, Texas.

                Changes in Capital Structure

The incurrence of additional debt and issuance of new equity in connection with the Missouri Acquisition also significantly changed the Company's capital structure. The net proceeds from the sale of the Senior Debt Securities, together with the net proceeds from the Rights Offering and working capital from operations, were used to: (i) fund the Missouri Acquisition;
(ii) repay approximately $59,300,000 of borrowings under the Company's $100,000,000 revolving credit facility, used to fund the Rio Grande Acquisition and repurchase all outstanding preferred stock; (iii) refinance, on January 31, 1994, $10,000,000 aggregate principal amount of 9.45% Senior Notes due January 31, 2004, and $25,000,000 aggregate principal amount of 10% Senior Notes due January 31, 2012 and the related premium of approximately $10,400,000 resulting from the early extinguishment of such notes; (iv) refinance, on March 2, 1994, $50,000,000 aggregate principal amount of 10.5% Sinking Fund Debentures due May 15, 2017 and the related premium of approximately $3,300,000 resulting from the early extinguishment of such debentures; and
(v) refinance, on May 16, 1994, $20,000,000 aggregate principal amount of 10 1/8% Notes. See "Business - Other Acquisitions and Divestiture" and "MD&A - Liquidity and Capital Resources." In addition, see "Acquisitions and Divestiture - Missouri Gas Energy" in the Notes to the Consolidated Financial Statements for the year ended June 30, 1994.

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

Western Gas Interstate Company ("WGI"), a wholly owned subsidiary of Southern Union, operates interstate pipeline systems principally serving the Company's gas distribution properties in the El Paso, Texas area and in the Texas and Oklahoma panhandles. During 1993, WGI received approval in its restructuring and rate case dockets from the Federal Energy Regulatory Commission ("FERC") which allowed WGI to implement services pursuant to FERC Order No. 636. WGI is now providing unbundled transportation service for those gas volumes entering the pipeline's transportation system. WGI also transported approximately 8,500 million cubic feet (MMcf) to the city of Juarez, Mexico and the Samalayuca Power Plant in north Mexico in fiscal 1994.

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

Mercado Gas Services Inc. ("Mercado"), a wholly owned subsidiary of Southern Union, markets natural gas to large volume customers. Mercado's sales and purchasing activities are made through short-term contracts. These contracts and business activities are not subject to direct rate regulation.

Southern Union Econofuel Company ("Econofuel"), a wholly owned subsidiary of Southern Union, markets and sells natural gas for natural gas vehicles ("NGVs") as an alternative fuel to gasoline. Econofuel owns fuel dispensing equipment in Austin, El Paso, Port Arthur, and Galveston, Texas, located at independent retail fuel stations for NGVs. These stations primarily serve fleet and governmental vehicles which have been manufactured or converted to operate on natural gas. In 1991, Econofuel and Natural Gas Development Company, Inc. of California formed a joint venture that, in 1992, opened the Natural Gas Vehicle Technology Centers, L.L.P. (the "Tech Center") in Austin, Texas. The Tech Center converts gasoline-driven vehicles to operate using natural gas.

Southern Union Energy Products and Services Company ("SUEPASCO"), a wholly owned subsidiary of Southern Union, markets and sells commercial gas air conditioning, irrigation pumps and other gas-fired engine-driven applications and related services.

Southern Union Energy International, Inc. ("International"), a wholly owned subsidiary of Southern Union, seeks to participate in energy related projects internationally.

In addition, the Company holds investments in commercially developed real estate as well as undeveloped tracts of land through Southern Union's wholly owned subsidiary, Lavaca Realty
Company ("Lavaca Realty").

                          Competition

Southern Union Gas and Missouri Gas Energy are not currently in significant direct competition with any other distributors of natural gas to residential and small commercial customers within their service areas. In recent years, certain large volume customers, primarily industrial and significant commercial customers, have had opportunities to access alternative natural gas supplies and, in some instances, delivery service from pipeline systems. The Company has offered transportation arrangements to customers who secure their own gas supplies. These transportation arrangements, coupled with the efforts of Southern Union's unregulated marketing subsidiary, Mercado, enable the Company to provide competitively priced gas service to these large volume customers. In addition, the Company has successfully used flexible rate provisions, when needed, to retain customers who may have access to alternative energy sources.

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

The following operating cost analysis provides a comparison of annual gas and electric costs for four typical residential energy applications in the three largest cities (which represent approximately 70% of the present customers) served by Southern
Union Gas and Missouri Gas Energy:

                   Kansas City, MO  Austin, Texas  El Paso, Texas
                   ---------------  -------------- --------------
                            Elec-           Elec-          Elec-
Application        Gas(a)  tric(b)  Gas(a) tric(b) Gas(a) tric(b)
- - -----------        ------  -------  ------ ------- ------ -------

Water Heater(c). .  $124     $335    $108   $412    $ 73   $529
 Furnace
  Gas. . . . . . .  $344      --     $160    --     $155    --
  Electric
   Heat Pump . . .   --      $503     --    $206     --    $343
  Electric
   Resistance. . .   --      $656     --    $454     --    $756

- - ----------------------------

(a) Gas prices contain the cost of service rates effective since October 15, 1993 for Kansas City, Missouri; since July 1993 for Austin, Texas; and since November 1993 for El Paso, Texas. The cost of gas rates are based on average area prices for the year ended June 1994. The combined service and gas rates amount to $.538 per hundred cubic feet (Ccf) of gas in Kansas City, Missouri; $.434 per Ccf of gas in Austin, Texas; and $.294 per Ccf of gas in El Paso, Texas.
(b) Annual average electric rates were used to calculate electric water heater costs. Winter average electric rates were used to calculate furnace costs. The Kansas City annual average electric rate was $.050 per kilowatt hour
      (kwh), and the winter average rate was $.045 per kwh. The Austin annual average electric rate was $.078 per kwh, and the winter average rate was $.072 per kwh. The El Paso annual average electric rate was $.101 per kwh, and the winter average rate was $.096 per kwh.
(c) Based on Department of Energy first hour rating test procedure, an average family uses 64.3 gallons of hot water per day.

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

                        Gas Supply

The low cost for natural gas service is attributable to efficient operations and the Company's ability to contract for natural gas using favorable mixes of long-term and short-term supply arrangements and favorable transportation contracts. The Company has been directly acquiring its gas supplies since the mid-1980s when interstate pipeline systems opened their systems for transportation service. The Company has the organization, personnel and equipment necessary to dispatch and monitor gas volumes on a daily and even hourly basis to ensure reliable service to customers.

This experience will be of major significance in the post-FERC Order 636 procurement environment. FERC Order 636 promotes the "unbundling" of services offered by interstate pipeline companies. As a result, gas purchasing and transportation decisions and associated risks now shift from the pipeline companies to the gas distributors. The increased demands on distributors to effectively manage their gas supply in an environment of volatile gas prices provides an advantage to distribution companies such as Southern Union that have demonstrated a history of contracting favorable and efficient gas supply arrangements in an open market system.

The majority of Southern Union Gas' 1994 gas requirements for utility operations were delivered under long-term transportation contracts through five major pipeline companies. All of Missouri Gas Energy's 1994 gas requirements were delivered under short- and long-term transportation contracts through three pipeline companies. These contracts have various expiration dates ranging from 1995 through 2013. Southern Union Gas also purchases significant volumes of gas under long-term and short-term arrangements with suppliers. The amounts of such short-term purchases are contingent upon price. Southern Union Gas and Missouri Gas Energy both have firm supply commitments for all areas that are supplied with gas purchased under short-term arrangements.

Gas sales and/or transportation contracts with interruption provisions, whereby large volume users purchase gas with the understanding that they may be forced to shut down or switch to alternate sources of energy at times when the gas is needed for higher priority customers, have been utilized for load management by Southern Union and the gas industry as a whole for many years.

In addition, during times of special supply problems, curtailments of deliveries to customers with firm contracts may be made in accordance with guidelines established by appropriate federal and state regulatory agencies. There have been no supply-related curtailments of deliveries to Southern Union Gas or Missouri Gas Energy utility sales customers during the last ten years. Missouri Gas Energy also holds contract rights to over sixteen billion cubic feet ("Bcf") of storage capacity to assist in meeting peak day demands.

The following table shows, for each of the Company's principal utility service areas, the percentage of gas utility revenues and sales volume for the year ended June 30, 1994, the average cost per Mcf of gas in 1994, and the primary source of supply:

               Year Ended June 30, 1994
               ------------------------
                        Percent
               Percent  of Gas
               of Gas   Utility Average
               Utility   Sales   Cost
Service Area   Revenues Volume  Per Mcf  Primary Source of Supply
- - ------------   -------- ------  -------  ------------------------

Southern Union
Gas
 Austin and
  South Texas. .  19      17    $ 2.64   Valero Transmission
                                           Company
 El Paso and
  West Texas . .  19      23      2.48   El Paso Natural Gas
                                           Company
 Galveston and
  Port Arthur. .   6       5      2.77   Various
 Panhandle and
  North Texas. .   6       6      3.02   Various
 Rio Grande
  Valley . . . .   7       4      4.27   Valero Transmission
                                           Company
                 ---     ---
                  57      55
Missouri Gas
Energy . . . . .  43      45      3.14   Amoco Energy Trading
                                           Corp.
                 ---     ---
                 100     100
                 ===     ===

The Company is committed under various agreements to purchase certain quantities of gas in the future. At June 30, 1994, the Company has purchase commitments for nominal quantities of gas at fixed prices. These fixed price commitments have an annual value of approximately $2,500,000 for Southern Union Gas and approximately $18,000,000 for Missouri Gas Energy. At June 30, 1994, the Company also has purchase commitments for certain quantities of gas at variable, market-based prices. These market-based priced commitments have an annual value of approximately $55,000,000 for Southern Union Gas and $97,000,000 for Missouri Gas Energy. The Company's purchase commitments may extend over a period of several years depending upon when the required quantity is purchased. The Company has in place purchase gas tariffs on file in all jurisdictions that provide for full recovery of its purchase costs.

                 Utility Regulation and Rates

The Company's rates and operations are subject to regulation by federal, state and local authorities. In Texas, municipalities have primary jurisdiction over rates within their respective incorporated areas. Rates in adjacent environs areas and appellate matters are the responsibility of the Railroad Commission of Texas. Rates in Oklahoma are regulated by the Oklahoma Corporation Commission. In Missouri, rates are established by the MPSC on a system-wide basis. The FERC and the Railroad Commission of Texas have jurisdiction over rates, facilities and services of WGI and Southern, respectively. Each of these jurisdictions allows the Company varying rates of return on the Company's assets; however, the Company is not allowed a return on the additional purchase cost assigned to utility plant of approximately $167,370,000, as of June 30, 1994, and the approximately $30,000,000 rate base reduction, described above. See "Business - Missouri Acquisition" and "Summary of Significant Accounting Policies - Property, Plant and Equipment" in the Notes to the Consolidated Financial Statements for the year ended
June 30, 1994.

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

The Company must support any service rate changes to its regulators using a historic test year of operating results adjusted to normal conditions and for any known and measurable revenue or expense changes. Because the rate regulatory process has certain inherent time delays, rate orders may not reflect the operating costs at the time new rates are put into effect.

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

On February 10, 1993, the Company's South Texas service area received an annualized rate increase of $777,000. On July 1, 1993, rates for Austin were changed to provide: (i) an approximate $1,700,000 base revenue increase; (ii) new and increased fees that add approximately $250,000 annually; and
(iii) weather normalization clause revisions. On October 15, 1993, Missouri Gas Energy's rates increased by $9,750,000 annually. See "Business - Missouri Acquisition." On November 1, 1993, El Paso rates changed to provide an approximate revenue increase of $463,000.

The following table summarizes annualized rate increases that have been recently granted:

                                             1993          1992
                                           --------      --------
                                           (thousands of dollars)

Southern Union Gas
   Austin, Texas. . . . . . . . . . . .    $ 1,950           --
   El Paso, Texas . . . . . . . . . . .        463       $ 1,741
   All other                                   981         1,001
                                           -------       -------
                                             3,394         2,742
Missouri Gas Energy                          9,750         7,300
                                           -------       -------
                                           $13,144       $10,042
                                           =======       =======

During the six-month period ended June 30, 1994, the Company did not file for any rate increases in any of its service areas other than several annual cost of service adjustments. In addition to the regulation of its utility and pipeline businesses, the Company is affected by numerous other regulatory controls, including, among others, pipeline safety requirements of the
U. S. Department of Transportation, safety regulations under the Occupational Safety and Health Act, and various state and federal environmental statutes and regulations. The Company believes that its operations are in compliance with applicable safety and environmental statutes and regulations.

            Statistics of Gas Utility and Related Operations

The following table provides by division and region the number of gas utility customers served as of:

                                   June 30,       December 31
                                              -------------------
                                    1994*       1993       1992
                                   --------   --------   --------

Southern Union Gas:
  Austin and South Texas. . . .    153,757    153,096     149,896
  El Paso and West Texas. . . .    168,350    168,361     165,937

  Galveston and Port Arthur . .     52,329     52,953      52,127
  Panhandle and North Texas . .     31,652     32,821      32,874
  Rio Grande Valley
    (including Eagle Pass). . .     77,832     79,616         --
                                   -------    -------     -------
                                   483,920    486,847     400,834
                                   -------    -------     -------
Missouri Gas Energy:
  Kansas City, Missouri
    Metropolitan Area . . . . .    362,147        --          --
  St. Joseph, Joplin, Monett
    and others                     100,732        --          --
                                   -------    -------     -------
                                   462,879        --          --
                                   -------    -------     -------
      Total                        946,799    486,847     400,834
                                   =======    =======     =======

- - ----------------------------
* Customer levels are generally lower outside the traditional heating season period.

Southern Union Gas, Mercado, WGI, and Southern.  The following
- - ----------------------------------------------
table shows certain operating statistics of the gas distribution, marketing and transmission operations in Texas and Oklahoma:

                                              Year Ended
                                     ----------------------------
                                     June 30,     December 31,
                                               ------------------
                                       1994      1993      1992
                                     --------  --------  --------

Average number of gas
sales customers served (a):
  Residential. . . . . . . . . . .   432,474   391,154   365,187
  Commercial . . . . . . . . . . .    28,593    26,814    25,853
  Industrial and irrigation. . . .       722       774       796
  Public authorities and other . .     2,522     2,309     2,206
  Pipeline and marketing . . . . .       273       182       157
                                     -------   -------   -------
    Total average customers
     served. . . . . . . . . . . .   464,584   421,233   394,199
                                     =======   =======   =======
Gas sales in millions of
cubic feet (MMcf):
  Residential. . . . . . . . . . .    23,852    22,171    21,356
  Commercial . . . . . . . . . . .    10,173     9,545     9,059
  Industrial and irrigation. . . .     2,216     2,615     2,881
  Public authorities and other . .     2,959     2,938     3,002
  Pipeline and marketing . . . . .     7,482     6,934    14,849
                                     -------   -------   -------
    Gas sales billed . . . . . . .    46,682    44,203    51,147
  Net change in unbilled gas
  sales. . . . . . . . . . . . . .       (18)      656       (43)
                                     -------   -------   -------
    Total gas sales. . . . . . . .    46,664    44,859    51,104
                                     =======   =======   =======

Gas sales revenues
(thousands of dollars):
  Residential. . . . . . . . . . .  $137,135  $117,954  $102,028
  Commercial . . . . . . . . . . .    47,020    41,219    34,261
  Industrial and irrigation. . . .     8,848     9,206     8,655
  Public authorities and other . .    10,943    10,592     9,437
  Pipeline and marketing . . . . .    17,759    16,247    28,793
                                    --------  --------  --------
    Gas revenues billed. . . . . .   221,705   195,218   183,174
  Net change in unbilled gas
  sales revenues . . . . . . . . .    (2,018)    4,141       214
                                    --------  --------  --------
    Total gas sales revenues . . .  $219,687  $199,359  $183,388
                                    ========  ========  ========

Gas sales margin
(thousands of dollars) (b):. . . .  $ 95,136  $ 88,975  $ 80,470
                                    ========  ========  ========

Gas sales revenue per thousand
cubic feet (Mcf) billed (c):
  Residential. . . . . . . . . . .  $  5.750  $  5.320  $  4.777
  Commercial . . . . . . . . . . .     4.622     4.318     3.782
  Industrial and irrigation. . . .     3.992     3.520     3.004
  Public authorities and other . .     3.698     3.605     3.144
  Pipeline and marketing . . . . .     2.374     2.343     1.939

Weather effect:
  Degree days (d). . . . . . . . .     1,716     1,954     2,020
  Percent of normal, based on
  30 year average (e). . . . . . .       90%       89%       91%

Gas transported in millions of
cubic feet (MMcf). . . . . . . . .    24,461    22,750    25,438
Gas transportation revenues
(thousands of dollars) . . . . . .  $  7,393  $  6,485  $  5,943

- - --------------------------
(a) Increase in the average customers served in 1994 is due to the Rio Grande and Eagle Pass Acquisitions of approximately 78,000 customers.
(b) Gas sales revenues less purchased gas costs is equal to gas sales margin.
(c) Fluctuations in gas price billed between each period reflect changes in the average cost of purchased gas and the effect of rate increases.
(d) "Degree days" are a measure of the coldness of the weather experienced. A Degree day is equivalent to each degree that the daily mean temperature for a day falls below 65 degrees Fahrenheit. The decrease in 1994 average degree days was impacted by the temperate climate of Rio Grande acquired in September 1993.
(e) Information with respect to weather conditions is provided by the National Oceanic and Atmospheric Administration. Percentages of normal are computed based on the weighted average number of customers.

Missouri Gas Energy.  The following table shows certain operating
- - -------------------
statistics of the gas distribution operations in Missouri:

                             Five
                            Months
                            Ended             Year Ended
                                     ----------------------------
                           June 30,  June 30,     December 31,
                                               ------------------
                           1994(a)   1994(a)     1993      1992
                           --------  --------  --------  --------

Average number of gas
sales customers served:
  Residential. . . . . .   410,934   400,222   396,755   399,421
  Commercial . . . . . .    58,830    57,300    57,330    57,615
  Industrial . . . . . .       254       257       260       249
                          --------  --------  --------  --------
    Total average
    customers served . .   470,018   457,779   454,345   457,285

Gas sales in millions
of cubic feet (MMcf):
  Residential. . . . . .    21,569    45,407    47,244    39,839
  Commercial . . . . . .    10,023    21,363    22,669    19,450
  Industrial . . . . . .        26       143       309     1,254
                          --------  --------  --------  --------
    Gas sales billed . .    31,618    66,913    70,222    60,543
  Net change in unbilled
  gas sales. . . . . . .    (6,059)     (104)      (58)    1,043
                          --------  --------  --------  --------
    Total gas sales. . .    25,559    66,809    70,164    61,586
                          ========  ========  ========  ========

Gas sales revenues
(thousands of dollars):
  Residential. . . . . .  $108,871  $234,360  $215,806  $195,073
  Commercial . . . . . .    47,257   102,036    95,520    84,995
  Industrial . . . . . .       458     1,480     2,015     4,406
                          --------  --------  --------  --------
    Gas revenues billed.   156,586   337,876   313,341   284,474
  Net change in unbilled
  gas sales revenues . .   (28,564)   (1,210)    3,818     3,618
                          --------  --------  --------  --------
    Total gas sales
    revenues . . . . . .  $128,022  $336,666  $317,159  $288,092
                          ========  ========  ========  ========

Gas sales margin
(thousands of
dollars) (b) . . . . . .  $ 41,445  $103,191  $107,687  $105,091
                          ========  ========  ========  ========

Gas sales revenue per
thousand cubic feet
(Mcf) billed:
  Residential. . . . . .  $  5.048  $  5.161  $  4.568  $  4.897
  Commercial . . . . . .     4.715     4.776     4.214     4.369
  Industrial . . . . . .    17.615    10.350     6.521     3.514

Weather effect:
  Degree days (c). . . .     1,938     5,248     5,721     4,852
  Percent of normal,
  based on 30-year
  average. . . . . . . .       94%       99%      106%       90%

Gas transported in
millions of cubic
feet (MMcf). . . . . . .    11,673    29,498    28,064    26,381
Gas transportation
revenues (thousands
of dollars). . . . . . .  $  2,568  $  6,614  $  6,676  $  7,888

- - ----------------------------

(a) Missouri Gas Energy was acquired by the Company on January 31, 1994 and therefore is consolidated with the Company as of that date. The Company included Missouri Gas Energy in its results of operations beginning February 1, 1994. The increase in the average number of customers for the five months ended June 30, 1994 is due to the seasonality of the Company's business.
(b) Gas sales revenues less purchased gas costs is equal to gas sales margin.
(c) "Degree days" are a measure of the coldness of the weather experienced. A Degree day is equivalent to each degree that the daily mean temperature for a day falls below 65 degrees Fahrenheit.

                    Investments in Real Estate

In February 1993, Southern Union entered into a settlement agreement with the Resolution Trust Corporation ("RTC") with respect to Southern Union's former subsidiary, First Bankers Trust & Savings Association. As part of the settlement, in return for payment by the Company of $4,792,000, the RTC dismissed a $6,174,000 judgment for specific performance of a contract to purchase real estate; canceled notes in the principal amount of $1,600,000; permitted the Company to terminate a $2,000,000 letter of credit; deeded the Company a 21-acre tract in Austin, Texas; and released certain other claims asserted in the settled litigation. This settlement had no impact on earnings since the Company had previously recorded a reserve for the related loss contingency. In December 1993, Lavaca Realty sold this land for approximately $794,000, resulting in an after tax gain of approximately $321,000. See "Real Estate" in the Notes to the Consolidated Financial Statements.

Lavaca Realty owns a commercially developed tract of land in the central business district of Austin, Texas, containing a combined 11-story office building, parking garage, drive-through bank and mini-bank facility ("Lavaca Plaza"). Approximately 49% of the office space at Lavaca Plaza is used in the Company's business while 51% is leased to non-affiliated entities. Lavaca Realty also owns a commercially developed tract of land in Austin, Texas that is used exclusively in the Company's business. Other real estate investments held at June 30, 1994 include 12 acres of undeveloped land in Dallas, Texas, 42 acres of undeveloped land in Denton, Texas and eight acres of undeveloped land in San Antonio, Texas. The Company is attempting to sell all undeveloped real estate.

                        Employees

As of August 31, 1994, the Company has 1,811 employees, of whom 1,392 are paid on an hourly basis, 404 are paid on a salary basis and 15 are paid on a commission basis. Of the 1,392 hourly paid employees, approximately 56% are represented by unions. Of those employees represented by unions, 79% are employed by Missouri Gas Energy.

In May 1994, the Company announced an early retirement program for certain employees of Missouri Gas Energy with an election period from May 20 to June 23, 1994. Of an eligible 133 employees, 81 accepted the 1994 early retirement program. In January 1993, the Company provided an early retirement program to certain of the Company's employees with an election period from January to March 1993. Of an eligible 109 employees, 75 accepted the 1993 early retirement program.

From time to time the Company may be subject to labor disputes;
however, such disputes have not previously disrupted its business. The Company believes that its relations with its employees are good.

ITEM 2.  Properties.

See Item 1, "Business," for information concerning the general location and characteristics of the important physical properties and assets of the Company.

Southern Union Gas' system consists of 8,504 miles of mains, 3,639 miles of service lines and 307 miles of transmission lines. Missouri Gas Energy's system consists of 7,017 miles of mains, 3,459 miles of service lines and 71 miles of transmission lines. WGI's system consists of 219 miles of transmission lines and 50 miles of gathering lines. Southern's system consists of 123 miles of transmission lines. The Company considers the systems to be in good condition and to be well-maintained, and it has continuing replacement programs based on historical performance and system surveillance.

Prior to the Missouri Acquisition, Western Resources was required pursuant to a 1989 MPSC order to undertake a major gas safety program in the service territories served by Missouri Gas Energy. Such activities included replacement of company- and customer-owned gas service and yard lines, the movement and resetting of meters, the replacement of cast iron mains and the replacement and cathodic protection of bare steel mains (the "Missouri Safety Program"). In recognition of the significant capital expenditures associated with this safety program the MPSC issued Western Resources Accounting Authority Orders ("AAO") providing for the deferral, and subsequent recovery through rates, of those costs and expenditures, including depreciation expense, property taxes and associated carrying costs, related to the Missouri Safety Program.

Missouri Gas Energy is required to continue the Missouri Safety Program and has requested approval from the MPSC of an AAO to defer depreciation expense, property taxes and carrying costs associated with Missouri Gas Energy's investment in the Missouri Safety Program. On May 31, 1994 the MPSC staff recommended approval of the AAO; therefore, in anticipation of the MPSC's approval of the requested AAO, the Company has deferred approximately $600,000 related to depreciation, property taxes and associated carrying costs on its investment in this program for the five months ended June 30, 1994.

ITEM 3.  Legal Proceedings.

See "Commitments and Contingencies" and "Acquisitions and
Divestiture - Missouri Gas Energy" in the Notes to Consolidated
Financial Statements for discussions of the Company's legal proceedings.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

Southern Union held its Annual Meeting of Stockholders on May 25, 1994. The following matters were submitted for a vote and approved by Southern Union's security holders: (i) election of Class I directors; (ii) approval of a proposal to amend the Restated Certificate of Incorporation (the "Certificate") and Bylaws to increase the maximum size of Southern Union's Board of Directors to twelve directors; (iii) approval of a proposal to amend the Certificate and Bylaws to eliminate Article Twelfth of the Certificate and certain 80% supermajority voting provisions contained in the Certificate and Bylaws; (iv) adoption of the Southern Union Company Supplemental Deferred Compensation Plan; and (v) adoption of the Southern Union Company Directors' Deferred Compensation Plan.

The number of votes cast in favor, against or withheld for each nominee for director, and for each proposal voted on at the Annual Meeting of Stockholders, were:

                                    For       Against    Withheld
                                ----------    -------    --------

Election of the following
nominees as Class I Directors:
  John E. Brennan               10,470,082       --       45,255
  Frank W. Denius               10,475,644       --       39,693
  Roger J. Pearson              10,476,081       --       39,256

Proposal to increase the
maximum size of the Board
of Directors to twelve
directors.                      10,399,257     20,195      8,592

Proposal to amend the
Certificate and Bylaws
of the Company to
eliminate Article
Twelfth and other 80%
supermajority voting
provisions contained
therein.                         9,528,095     16,588     21,798

Proposal to adopt the
Southern Union Company
Supplemental Deferred
Compensation Plan.              10,233,585     78,824     20,577

Proposal to adopt the
Southern Union Company
Directors' Deferred
Compensation Plan.              10,231,485     76,144     25,357

Southern Union expects to hold its next annual meeting of stockholders in November 1995.

                          PART II



ITEM 5.  Market for the Registrant's Common Stock and Related
Stockholder Matters.

                     Market Information

Southern Union's common stock is traded on the American Stock Exchange under the symbol "SUG". On May 25, 1994 the Company's Board of Directors declared a 5% stock dividend, payable on June 30, 1994 to stockholders of record on June 14, 1994. The 5% stock dividend is consistent with the Board of Directors' approval in February 1994 of the commencement of regular stock dividends of approximately 5% annually. In addition, on February 11, 1994 the Company's Board of Directors declared a three-for-two stock split distributed in the form of a 50% stock dividend on March 9, 1994 to stockholders of record on February 23, 1994.

The high and low sales prices (adjusted for the June 30 and March 9, 1994 distributions) for shares of Southern Union common stock since January 1, 1992 are set forth below:

                                                     $/Share
                                                -----------------
                                                 High       Low
                                                ------    -------
   July 1 to September 16, 1994. . . . . . .    18 3/8    16 5/8

(Quarter Ended)
   June 30, 1994 . . . . . . . . . . . . . .    19        16 1/4
   March 31, 1994. . . . . . . . . . . . . .    23 3/8    16 1/2

(Quarter Ended)
   December 31, 1993 . . . . . . . . . . . .    20 1/8    12 5/8
   September 30, 1993. . . . . . . . . . . .    14 1/8    11 7/8
   June 30, 1993 . . . . . . . . . . . . . .    12 7/8    10 1/2
   March 31, 1993. . . . . . . . . . . . . .    13 1/4     9

(Quarter Ended)
   December 31, 1992 . . . . . . . . . . . .    10 3/8     9
   September 30, 1992. . . . . . . . . . . .    10 3/8     8 5/8
   June 30, 1992 . . . . . . . . . . . . . .     9 5/8     8 5/8
   March 31, 1992. . . . . . . . . . . . . .    10 1/8     9

                            Holders

As of September 16, 1994, there were 278 holders of record of Southern Union's common stock. This number does not include persons whose shares are held of record by a bank, brokerage house or clearing agency, but does include any such bank, brokerage house or clearing agency.

There were 11,501,794 shares of Southern Union's common stock outstanding on September 16, 1994 of which 6,892,194 shares were held by non-affiliates.

                         Dividends

Southern Union paid no cash dividends on its common stock in fiscal 1994, 1993 or 1992. Provisions in certain of Southern Union's long-term notes and its bank revolving credit facility limit the payment of cash or asset dividends on capital stock. Under the most restrictive provisions in effect, as a result of the January 1994 sale of Senior Debt Securities, Southern Union may not declare or pay any cash or asset dividends on its common stock (other than dividends and distributions payable solely in shares of its common stock or in rights to acquire its common stock) or acquire or retire any of Southern Union's common stock, unless no event of default exists and the Company meets certain financial ratio requirements.

The specific declaration, record and distribution dates for each stock dividend will be determined by the Board and announced at a date no later than the annual stockholders meeting each year. Southern Union's next annual meeting is expected to be held in November 1995. On May 25, 1994 the Board declared a 5% stock dividend distributed on June 30, 1994 to stockholders of record on June 14, 1994. A portion of the 5% stock dividend was characterized as a distribution of capital due to the level of the Company's retained earnings available for distribution as of the date of declaration.

ITEM 6.  Selected Financial Data.

                      Year
                     Ended
                      June        Years Ended December 31,
                             ------------------------------------
                      1994     1993     1992     1991     1990
                     (a)(b)   (b)(c)     (c)      (c)      (c)
                    -------- -------- -------- -------- ---------
                 (thousands of dollars, except per share amounts)

Total operating
revenues. . . . .   $374,516 $209,005 $192,445 $200,261 $199,865
Earnings from
continuing
operations. . . .      8,378    7,733    6,391    4,673      387
Earnings (loss)
from continuing
operations per
share of common
stock (d) . . . .        .85      .83      .47      .26     (.26)
Total assets (e).    890,950  416,207  377,167  369,783  379,856
Long-term debt. .    479,937  109,574  109,924  111,618  104,922
Redeemable
preferred stock .        --       --    24,900   25,000   25,000

- - ---------------------------------

(a) On July 9, 1993, Southern Union entered into an Agreement with Western Resources pursuant to which Southern Union purchased from Western Resources certain Missouri natural gas distribution operations which Southern Union operates as Missouri Gas Energy, a division of Southern Union headquartered in Kansas City, Missouri. The acquisition was consummated on January 31, 1994 and has been accounted for as a purchase. The assets of Missouri Gas Energy were included in the consolidated balance sheet at January 31, 1994 and its results of operations are included in the consolidated results of operations beginning February 1, 1994. For these reasons, the consolidated results of operations of the Company for the period subsequent to the acquisition are not comparable to prior periods.
(b) During 1994, the Company changed its fiscal year-end from December 31 to June 30. The Company believes the new fiscal year more closely conforms its financial condition and results of operations to its natural business cycle. In order to present more meaningful comparative annual financial data, current year information is presented for the twelve months ended June 30, 1994. Therefore, the comparison of consolidated results of operations for the year ended June 30, 1994 and the year ended December 31, 1993 include the effects of the following which occurred in the two quarters in common during the six-month period ended December 31, 1993: (i) a non-recurring adjustment of approximately $2,489,000 to reverse a tax reserve upon the final settlement of prior period federal income tax audits;
     (ii) a pre-tax gain of approximately $494,000 on the sale of undeveloped real estate; and (iii) the write-off of approximately $357,000 of acquisition-related costs as a result of the termination of negotiations for various acquisitions.
(c) The Company completed the Berry Gas, Eagle Pass and Rio Grande Acquisitions during 1993 and the Nixon Acquisition in 1992. In addition, during 1991 the Company completed the South Texas, Brazos River and Andrews acquisitions and also completed the Arizona Sale. In February 1990, the Company merged with S. U. Acquisition, Inc. (the "Merger"). For these reasons the results of operations of the Company for the periods subsequent to the Merger are not comparable to those periods prior to the Merger nor are the 1993, 1992 and 1991 results of operations comparable between periods.
(d) Earnings per share in 1994, 1993, 1992, 1991 and 1990 were computed based on the weighted average number of shares of common stock outstanding during the year adjusted for the 5% stock dividend distributed on June 30, 1994 and the three-for- two stock split effected as a 50% stock dividend which was distributed on March 9, 1994. Losses per share prior to 1991 were calculated as though the common shares outstanding after the Merger were outstanding during the period presented.
(e) Certain reclassifications have been made to prior years' amounts to conform with the current year presentation.

ITEM 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

                          Introduction

The Company's principal line of business is the distribution of natural gas as a public utility through Southern Union Gas and, subsequent to January 31, 1994, Missouri Gas Energy, each of which is a division of the Company. Missouri Gas Energy was acquired on January 31, 1994. Accordingly, the operating results of Missouri Gas Energy have been included in the consolidated results of operations subsequent to the date of acquisition. In addition, during 1993 the Company completed the Rio Grande, Berry Gas and Eagle Pass Acquisitions. In 1992 the Company completed the Nixon Acquisition. All of these acquisitions were accounted for as purchases. See "Acquisitions and Divestiture" in the Notes to Consolidated Financial Statements for the year ended June 30, 1994. For these reasons, the results of operations of the Company for the periods subsequent to those acquisitions are not comparable to those periods prior to the acquisitions nor are the 1994 results of operations comparable with previous periods.

Southern Union Gas, which accounted for approximately 57% of the Company's total revenues for the year ended June 30, 1994, serves approximately 484,000 residential, commercial, industrial, agricultural and other customers in the States of Texas (including the cities of Austin, Brownsville, El Paso, Galveston and Port Arthur) and Oklahoma. Missouri Gas Energy, which accounted for approximately 38% of the Company's total revenues for the year ended June 30, 1994, serves approximately 463,000 customers in 147 communities in central and western Missouri, including Kansas City, St. Joseph, Joplin and Monett. In addition, the Company operates interstate and intrastate natural gas pipeline systems, markets natural gas to end users and markets and sells natural gas for natural gas vehicles. The Company also holds investments in real estate.

On May 25, 1994, Southern Union's Board of Directors declared a 5% stock dividend distributed on June 30, 1994 to stockholders of record on June 14, 1994. A portion of the 5% stock dividend was characterized as a distribution of capital due to the level of the Company's retained earnings available for distribution as of the date of declaration. The 5% stock dividend is consistent with the Board of Directors approval in February 1994 of the commencement of regular stock dividends of approximately 5% annually. In addition, on February 11, 1994, the Company's Board of Directors declared a three-for-two stock split distributed in the form of a 50% stock dividend on March 9, 1994 to stockholders of record on February 23, 1994. Unless otherwise stated, all per share data included in the accompanying consolidated financial statements and notes to the consolidated financial statements have been restated to give effect to the stock split and stock dividend.

Also, on May 25, 1994, the Board of Directors approved a change in the Company's fiscal year-end from December 31 to June 30.
The Company believes the new fiscal year more closely conforms reporting of its financial condition and results of operations to its natural business cycle. In order to present more meaningful comparative annual financial data, current year information is presented for the twelve months ended June 30, 1994. Therefore, the comparison of consolidated results or operations for the year ended June 30, 1994 and the year ended December 31, 1993 include the effects of the following items that occurred in the two quarters in common during the six-month period ended December 31, 1993: (i) a non-recurring adjustment of approximately $2,489,000 to reverse a tax reserve upon the final settlement of prior period federal income tax audits; (ii) a pre-tax gain of approximately $494,000 on the sale of undeveloped real estate; and (iii) the write-off of approximately $357,000 of acquisition-related costs as a result of the termination of negotiations for various acquisitions. All references herein to years 1994, 1993 and 1992 reflect the fiscal years ended June 30, 1994, December 31, 1993 and December 31, 1992.

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

The Company's revenues and earnings are primarily dependent upon gas sales volumes and gas service rates. Gas purchase costs generally do not affect the Company's earnings because such costs usually are passed through to customers pursuant to purchase gas adjustment clauses. Accordingly, while changes in the cost of gas may cause the Company's operating revenues to fluctuate, operating margin (defined as operating revenues less gas purchase costs) is generally not affected by gas purchase cost increases or decreases.

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

In recent years weather variances experienced during the traditional heating load months have significantly impacted the Company's results of operations. The average temperatures in Southern Union Gas' service areas during the past several winter seasons have been much warmer than normal. To mitigate the impact of these seasonal variances, Southern Union Gas has requested and received approval for weather normalization clauses in Austin, Galveston and in two other service areas in Texas. These clauses allow for rate adjustments that help stabilize customers' monthly bills and the Company's earnings from the varying effects of weather.

                       Results of Operations

Net Earnings Available for Common Stock

The Company recorded net earnings available for common stock of $8,378,000 for the year ended June 30, 1994 compared to $6,890,000 for the year ended December 31, 1993, an increase of $1,488,000 or 22%. Net earnings per common share, based on weighted average shares outstanding were $.85 in 1994 compared to $.83 in 1993. Net earnings available for common stock for the year ended December 31, 1992 were $1,445,000 or $.18 per share based on weighted average shares outstanding.

Net earnings for the year ended June 30, 1994 were positively impacted by the Company's recent acquisition of Missouri Gas Energy and Rio Grande and by the receipt of several rate increases effected during the year ended December 31, 1993. The acquisitions collectively contributed approximately $880,000 or 11% to 1994 net earnings after deductions for allocated corporate expenses, interest and income taxes. Rate increases effected during the past year included: a $777,000 annualized increase in the Company's South Texas service area effective February 10, 1993; a $1,950,000 annualized increase in Austin effective
July 1, 1993; and a $463,000 annualized increase in El Paso effective November 1, 1993.

The Company's net earnings for the year ended June 30, 1994 were also positively impacted by the elimination of preferred dividends due to the retirement of Southern Union's Series A 10%
Cumulative Preferred Stock begun in March and completed in June
1993.

As previously noted, Missouri Gas Energy's results of operations were included in the consolidated operating results of the Company subsequent to January 31, 1994. Accordingly, the Company's results of operations do not include Missouri Gas Energy's operations for December 1993 or January 1994, two of the coldest months of Missouri's winter heating season. In addition, Missouri Gas Energy's rate structure collects a greater percentage of its margin during the winter heating season months than does Southern Union Gas. This results in a significant timing difference occurring between the collection of revenues in the winter months to recover annual costs and the actual incurrence of these costs throughout the year. Thus, Missouri Gas Energy's contribution to the Company's results of operations for the year ended June 30, 1994 were not significant. Missouri Gas Energy's results of operations in future periods will reflect a complete cycle of revenue collection and cost incurrence. Accordingly, Missouri Gas Energy's contribution to the Company's results of operations in future periods is expected to increase. Operating Revenues

Total operating revenues in 1994, 1993 and 1992 were $374,516,000, $209,005,000 and $192,445,000, respectively.
Revenues are affected by the level of sales volumes, customer base and by the pass-through of increases or decreases in the Company's gas purchase costs through its purchase gas adjustment clauses. Operating revenues increased $165,511,000, or approximately 79%, for the year ended June 30, 1994, primarily due to an increase in over a half a million customers resulting from the Missouri, Rio Grande, Berry Gas and Eagle Pass Acquisitions. Revenues from these acquisitions were approximately $167,692,000 in 1994. The average customer base served in 1994, 1993 and 1992 was approximately 660,000, 421,000 and 394,000, respectively. Operating revenues also increased due to receipt of rate increases in 1993, described above, and by an 8% increase in the average cost of gas from $2.50 per Mcf in 1993 to $2.70 per Mcf in 1994.

Operating revenues increased $16,560,000, or approximately 9%, for the year ended December 31, 1993, primarily from an increase in the customer base resulting from the Rio Grande, Berry Gas and Eagle Pass Acquisitions as well as the receipt of rate increases in 1993, also described above. These acquisitions increased revenues by approximately $8,085,000 in 1993. Operating revenues also increased due to a 24% increase in the average cost of gas from $2.01 per Mcf in 1992 to $2.50 per Mcf in 1993, which was partially offset by a 12% decrease in gas sales volumes from 51,104 MMcf in 1992 to 44,859 MMcf in 1993. The decline in gas sales volumes reflected a decrease of 7,831 MMcf in gas sales by Mercado, the Company's marketing subsidiary, resulting from the Company's decision in early 1993 to reduce sales to off-system markets.

Gas Sales and Transportation Volumes

Gas sales volumes billed in 1994, 1993 and 1992 totaled 78,300 MMcf, 44,203 MMcf and 51,147 MMcf, respectively, at an average Mcf sales price of $4.83, $4.42 and $3.58, respectively. Gas sales volumes fluctuate as a function of weather and customer base. The increase in gas sales volumes is due principally to the increase in gas sales subsequent to the Missouri Acquisition and Rio Grande Acquisition. Gas sales volumes billed by these acquired operations were 34,512 MMcf in 1994. Gas sales volumes are also directly impacted by the weather patterns in the Company's service areas which averaged 10% warmer than normal in 1994 and 11% warmer than normal in 1993. The average sales price per Mcf varied between periods as a result of variations in contracted gas prices as well as the average spot market price of natural gas.

Gas transportation volumes in 1994, 1993 and 1992 totaled 36,134 MMcf, 22,750 MMcf and 25,438 MMcf, respectively, at an average transportation rate per Mcf of $.28, $.29 and $.23, respectively. Transportation volumes increased in 1994 as compared to 1993 as a result of the Missouri Acquisition.

Gas Purchase Costs

Gas purchase costs in 1994, 1993 and 1992 were $211,127,000,
$110,384,000 and $102,918,000, respectively. The increase in gas purchase costs in 1994 was due to the Missouri Acquisition which increased gas purchase costs by $86,577,000 or 78%. In addition, the average customer base increased due to the acquisition of gas distribution systems, previously discussed. These increases were partially offset by a decrease in the average spot market price of natural gas from $1.96 per million British thermal units ("MMBtu") in 1993 to $1.94 per MMBtu in 1994. The average gas purchase cost incurred by the Company was $2.70 per Mcf in 1994, $2.50 per Mcf in 1993 and $2.01 per Mcf in 1992. The increase in gas purchase costs in 1993 as compared to 1992 was due to a 16% increase in the average spot market price of natural gas from $1.69 per MMBtu in 1992 to $1.96 per MMBtu in 1993 and also by an increase in the average customer base resulting from the acquisition of gas distribution systems, previously discussed.

Operating, Maintenance and General Expenses

Operating, maintenance and general expenses were $79,667,000, $50,076,000 and $46,313,000 in 1994, 1993 and 1992,
respectively. During 1994 operating, maintenance and general expenses increased $29,591,000 or 59% due principally to increased operating costs of approximately $32,400,000 associated with the acquisitions previously discussed. The operating, maintenance and general expenses of Southern Union Gas, excluding Rio Grande, decreased approximately $1,444,000 in 1994 reflecting the reduction in payroll expenses as a result of the Company's 1993 early retirement program finalized in April 1993.

Taxes

Federal and state income tax expense in 1994, 1993 and 1992 was $5,185,000, $3,855,000 and $4,440,000, respectively. The increase in income taxes in 1994 is primarily a result of an increase in pre-tax income attributable to the Company's recent acquisitions. Likewise, income taxes in 1994 and 1993 were both impacted by reductions related to amended prior year federal income tax returns and non-taxable income items included with "other income" related to the reversal of a tax reserve recorded in September 1993, as discussed below. In July 1993 the Company paid the Internal Revenue Service ("IRS") approximately $1,266,000 in settlement for federal income taxes and interest related to the tax years 1984 through 1989. The Company had previously estimated and accrued an amount for the tax deficiencies and related interest and, as a result of the settlement with the IRS for a lesser amount, a non-recurring adjustment was recorded to reverse the tax reserve in excess of the payment made. The reversal of the reserve had no impact on liquidity or cash flows due to the non-cash impact of this adjustment. See "Taxes on Income" in the Notes to Consolidated Financial Statements for the year ended June 30, 1994.

Taxes other than income taxes reflect various state and local business and payroll related taxes. The state and local business taxes are generally based on gross receipts and investments in property, plant and equipment and fluctuate accordingly.

Depreciation and Amortization Expense

Depreciation and amortization expense in 1994, 1993 and 1992 was $21,919,000, $14,416,000 and $12,737,000, respectively. The increase in depreciation expense of $7,503,000 in 1994 compared to 1993 was primarily attributable to the acquisition of gas distribution systems, previously discussed.

Effective January 1, 1994, the Company revised its estimate of the amortization period of additional purchase cost assigned to utility plant to its standard policy of forty years. As a result of this change, amortization expense for the year ended June 30, 1994 was reduced by approximately $478,000, with a corresponding increase to net earnings, or $.05 per average common share. See "Change in Accounting Estimate" in the Notes to Consolidated Financial Statements for the year ended June 30, 1994.

Other Income and Expenses, Net

Other income and expenses, net in 1994, 1993 and 1992 were $18,470,000, $8,176,000 and $6,531,000, respectively. The increase in other expenses of approximately $9,511,000 in 1994 is due principally to an increase in interest expense on long-term debt of approximately $12,033,000. The Company's outstanding long-term debt increased as a result of the issuance of the Senior Debt Securities which were used, in part, to fund the Missouri Acquisition and to repay and refinance certain outstanding debt of the Company. See "Long-Term Debt" in the Notes to Consolidated Financial Statements for the year ended June 30, 1994.

Other income increased in 1994 over 1993 by approximately $1,400,000. Rental income earned by Lavaca Realty increased by approximately $450,000 during the fiscal year ended June 30, 1994 as compared to the year ended December 31, 1993. In addition, Missouri Gas Energy recorded other income of approximately $276,000 related to the deferral of interest expense associated with a service line replacement program. See "Utility Regulation and Rates" in the Notes to the Consolidated Financial Statements for the year ended June 30, 1994. Other income also increased by approximately $500,000 as a result of gas appliance merchandising related to the acquisition of the gas distribution systems, previously discussed.

As a result of the change in the Company's year-end to June 30, both the 1994 and 1993 results of operations were impacted by the recording of a non-recurring adjustment of approximately $2,489,000 to reverse a tax reserve upon the final settlement of prior period federal income tax audits as previously discussed. The reversal of the reserve had no impact on liquidity or cash flows due to the non-cash impact of this adjustment. Other income and expense items recorded during the period in common in 1994 and 1993 included the recognition of a pre-tax gain of approximately $494,000 on the sale of undeveloped real estate and the write-off of approximately $357,000 of acquisition-related costs as a result of the termination of negotiations for various acquisitions.

Other income items recorded in 1993 also included interest income on notes receivable of approximately $830,000; rental income from Lavaca Realty of approximately $1,835,000; and a pre-tax gain of approximately $494,000 on the sale of undeveloped real estate. Other income in 1992 included a $2,200,000 reversal of certain contingency reserves recorded at the time of the 1990 merger that were subsequently resolved or settled and a $950,000 gain resulting from a litigation settlement, each previously discussed.

Interest expense on short-term debt was $1,412,000, $1,836,000 and $384,000 in 1994, 1993 and 1992, respectively. Average short-term debt outstanding during 1994, 1993 and 1992 of $26,369,000, $33,021,000 and $5,912,000 was at an average interest rate of 5.1%, 5.3% and 6.3%, respectively. The variance in the average amounts outstanding coupled with a general reduction in interest rates resulted in the change in other interest expense in each of the years.

Discontinued Operation

The loss from discontinued operation of $2,446,000 for the year ended December 31, 1992 includes net earnings from oil and gas operations of $1,954,000 which were offset by the estimated loss on disposal of $4,400,000. Increased production volumes in 1992 contributed to an increase in net earnings from operations. See "Acquisitions and Divestiture - Other Acquisitions and Divestiture" in the Notes to Consolidated Financial Statements for the year ended June 30, 1994.

              Liquidity and Capital Resources

The Company's liquidity is impacted by its ability to generate funds from operations and to access capital markets. The gas utility operations are seasonal in nature with a significant percentage of the Company's annual revenues and earnings occurring in the traditional heating-load months. This seasonality results in a high level of cash flow needs during the peak winter heating season months, resulting from the required payments to natural gas suppliers in advance of the receipt of cash payments from the Company's customers. The Company has historically used its revolving loan and credit facilities and internally-generated funds to provide funding for its seasonal working capital, continuing construction and maintenance programs and operational requirements.

Financing Activities

On January 31, 1994, the Company completed the sale of $475,000,000 of Senior Debt Securities. In addition, on
December 31, 1993 Southern Union completed the Rights Offering to its existing stockholders to subscribe for and purchase 2,000,000 pre-split and pre-dividend shares of the Company's common stock, par value $1.00 per share, at a pre-split and pre-dividend price of $25.00 per share for net proceeds of $49,351,000. The net proceeds from the sale of the Senior Debt Securities, together with the net proceeds from the Rights Offering and working capital from operations, were used to: (i) fund the Missouri Acquisition; (ii) repay approximately $59,300,000 of borrowings under the $100,000,000 revolving credit facility, used to fund the Rio Grande Acquisition and repurchase all outstanding preferred stock; (iii) refinance, on January 31, 1994, $10,000,000 aggregate principal amount of 9.45% Senior Notes due January 31, 2004, and $25,000,000 aggregate principal amount of 10% Senior Notes due January 31, 2012 and the related premium of approximately $10,400,000 resulting from the early extinguishment of such notes; (iv) refinance, on March 2, 1994, $50,000,000 aggregate principal amount of 10.5% Sinking Fund Debentures due May 15, 2017 and the related premium of approximately $3,300,000 resulting from the early extinguishment of such debentures; and
(v) refinance, on May 16, 1994, $20,000,000 aggregate principal amount of 10 1/8% Notes.

The Company's effective rate under the new debt structure is approximately 7.8% (including interest and the amortization of debt issuance costs and redemption premiums on refinanced debt) after the retirement of certain higher-cost debt in May 1994.

On September 30, 1993, Southern Union entered into a new revolving credit facility with a three-year term (the "Revolving Credit Facility") initially underwritten by Texas Commerce Bank, N.A. for $80,000,000. On November 15, 1993, the Revolving Credit Facility was syndicated to five additional banks and the aggregate amount available to be borrowed was increased to $100,000,000. Borrowings under the Revolving Credit Facility are available for Southern Union's working capital and letter of credit requirements. The Revolving Credit Facility can also be used in part, but not to exceed $40,000,000, to fund acquisitions and capital expenditures and it provided the funds to complete the Rio Grande Acquisition. The Revolving Credit Facility contains certain financial covenants that, among other things, restrict cash or asset dividends, share repurchases, certain investments and additional debt. The Revolving Credit Facility is currently uncollaterized. Under certain conditions involving the issuance of collateralized debt of Southern Union, the Revolving Credit Facility automatically would become collateralized by a first priority security interest on substantially all of the accounts receivable, inventory and certain related contract rights of the Company. The facility, as amended on August 31, 1994, expires on December 31, 1997 but may be extended annually for periods of one year beginning on September 30, 1994 with the consent of each of the banks. The revolving credit facility, as amended on August 31, 1994, is subject to a commitment fee of an annualized .1875% on the unused balance. At December 31, 1993, the outstanding balance on the Revolving Credit Facility was approximately $20,100,000 which was subsequently liquidated with the net proceeds from the sale of $475,000,000 of 7.60% Senior Notes. The amount outstanding under the Revolving Credit Facility at June 30, 1994 was zero and at September 15, 1994 was approximately $32,500,000.

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

In February 1992, Southern Union repurchased 51,625 shares of common stock at the then-prevailing market rate, from a company whose Chairman, Chief Executive Officer and President, at that time, were also executive officers, directors, and stockholders of Southern Union.

Investing Activities

As previously discussed, Southern Union acquired Missouri Gas Energy on January 31, 1994. On the date of closing, Southern Union paid approximately $400,300,000 in cash for Missouri Gas Energy. The final determination of the purchase price and all prorations and adjustments between the Company and Western Resources have not been resolved to-date. Pursuant to the terms of the Missouri Asset Purchase Agreement, Southern Union is seeking arbitration with respect to approximately $19,100,000 of adjustments in dispute. Accordingly, Southern Union is seeking a refund of approximately $12,000,000 while Western Resources is demanding an additional payment of approximately $7,100,000. There can be no assurance that the Company will be successful in resolving any or all of such adjustments in its favor. See "Contingencies" in the Notes to the Consolidated Financial Statements for the year ended June 30, 1994. The purchase price was financed through the sale of the $475,000,000 Senior Debt Securities and the proceeds from the sale of the $50,000,000 Rights Offering on December 31, 1993.

The additional purchase cost assigned to Missouri Gas Energy's utility plant of approximately $76,490,000 consists of approximately $44,200,000 of the excess of the purchase price over the historical book carrying value of the utility plant purchased and approximately $32,290,000 of accruals for certain liabilities assumed and preacquisition contingencies which have been incurred or estimates of amounts that will be incurred in the future. The accruals reflect actual or estimated amounts for: (i) employee severance and other costs associated with the 1994 early retirement program for employees of Missouri Gas Energy of approximately $11,200,000; (ii) a $3,000,000 contribution to the Company's employees' qualified defined benefits plan applicable to Missouri Gas Energy's employees and retirees in excess of the minimum required contribution under the Internal Revenue Code Section 412, as determined by the plans' actuary, pursuant to the MPSC Stipulation; (iii) underwriting, legal and accounting fees associated with the Missouri Acquisition; and (iv) other preacquisition contingencies. Amortization of the additional purchase cost assigned to utility plant is provided on a straight-line basis over forty years. The Company expects to finalize the determination of the purchase price, including all prorations and adjustments in dispute, and to finalize its estimate of all preacquisition contingencies within one year of the date the Missouri Acquisition was consummated.

The Company has used its revolving loan and credit facilities, internally generated funds and long-term debt to provide funding for its seasonal working capital, continuing construction programs, operational requirements, preferred dividend requirements and acquisitions. During the years ended June 30, 1994 and December 31, 1993 and 1992, the Company spent approximately $512,000,000 on capital projects including acquisitions. Of that total, $70,000,000 was incurred on normal expansion of its distribution system as well as relocation and replacement. For the year ended June 30, 1994, the Company spent approximately $41,300,000 for capital expenditures, exclusive of the acquisitions of natural gas distribution properties, which was used for normal distribution system replacement and expansion. During the years ended June 30, 1994 and December 31, 1993 and 1992 approximately $441,000,000 was incurred by the Company for the acquisition of distribution properties.

On September 30, 1993, the Company completed the Rio Grande Acquisition for approximately $30,500,000. Rio Grande presently serves approximately 78,000 customers in the south Texas counties of Willacy, Cameron and Hidalgo, including the cities of Harlingen, McAllen and Brownsville (the southernmost city in the U.S.). The Company initially funded the purchase with borrowings from its Revolving Credit Facility. The Rio Grande Acquisition was accounted for as a purchase.

In July 1993, the Company completed the Eagle Pass Acquisition for approximately $2,000,000. During May 1993, the Company completed the Berry Gas Acquisition which system serves the Texas cities and towns of Nome, Raywood, Hull and Devers for approximately $274,000. Combined, these operations collectively serve approximately 4,400 customers. These acquisitions were also accounted for as purchases. In addition, in October 1992, the Company completed the Nixon Acquisition for approximately $415,000. This system serves approximately 550 customers.

In March 1993, Southern Union Exploration Company ("SX"), pursuant to a purchase and sale agreement entered into in February 1993, sold substantially all of its oil and gas leasehold interests and associated production, for $22,000,000 effective January 1, 1993. The Company recorded a book loss on the sale of approximately $4,400,000 as of December 31, 1992.

                     Other Matters

Contingencies

The Company has been named as a potentially responsible party in a special notice letter from the United States Environmental Protection Agency for costs associated with removing hazardous substances from the site of a former coal gasification plant in Vermont. The Company also assumed responsibility for certain environmental matters in connection with the Missouri Acquisition. See "Commitments and Contingencies" in the Notes to Consolidated Financial Statements for the year ended June 30, 1994.

Regulatory

The Company is continuing to pursue certain changes to rates and rate structures that are intended to reduce the sensitivity of earnings to weather including weather normalization clauses and higher minimum monthly service charges.

On February 10, 1993, the Company's South Texas service area received an annualized rate increase of $777,000. On July 1, 1993, rates for Austin were changed to provide: (i) an approximate $1,700,000 base revenue increase; (ii) new and increased fees that will add approximately $250,000 annually; and
(iii) weather normalization clause revisions. On November 1, 1993, El Paso rates changed to provide an approximate revenue increase of $463,000. These rate increases contributed significantly to Southern Union Gas' earnings in 1994. In addition, on October 5, 1993, the MPSC issued a rate order increasing Missouri Gas Energy's natural gas rates by $9,750,000 annually effective October 15, 1993. Southern Union Gas also received several annual cost of service adjustments in fiscal 1994.

During 1992, the Company's rate cases continued to focus on the receipt of timely and adequate revenue increases and on various measures designed to stabilize earnings. Rate cases resolved in El Paso, South Texas, Dell City, Port Arthur, Borger, Galveston, Pecos and Monahans, Texas, resulted in revenue increases of $2,742,000. The Galveston rate case also provided for an increase in the minimum residential monthly service charge from $7.50 to $10 and the implementation of a weather normalization clause.

Prior to the Company's acquisition of Missouri Gas Energy, Western Resources was required pursuant to a 1989 MPSC order to undertake the Missouri Safety Program in the service territories of Missouri Gas Energy. In recognition of the significant capital expenditures associated with this safety program, the MPSC issued Western Resources Accounting Authority Orders (AAO) providing for the deferral, and subsequent recovery through rates, of those costs and expenditures, including depreciation expense, property taxes and associated carrying costs, related to the Missouri Safety Program.

Missouri Gas Energy is required to continue the Missouri Safety Program and has requested approval from the MPSC of an AAO to defer depreciation expense, property taxes and carrying costs associated with Missouri Gas Energy's investment in the Missouri Safety Program. On May 31, 1994 the MPSC staff recommended approval of the AAO; therefore, in anticipation of the MPSC's approval of the requested AAO, the Company has deferred approximately $600,000 related to depreciation, property taxes and associated carrying costs on its investment in this program during the five-month period subsequent to the Missouri Acquisition.

Accounting Pronouncements

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 112, Employers Accounting for Postemployment Benefits, as of January 1, 1994. This statement requires that the cost of benefits, such as disability and health care continuation coverage provided to former or inactive employees after employment but before retirement, be accrued if attributable to an employee's previously rendered service. The Company had previously recognized such post-employment benefit costs when paid and was allowed recovery in rates as payments were incurred. Consequently, the Company has recorded a regulatory asset to the extent it intends to file rate applications to include such costs in rates and such costs are considered probable of recovery. The adoption of SFAS No. 112 has resulted in the recognition of a regulatory asset and related liability of approximately $1,100,000 as of June 30, 1994.

The Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes," effective as of January 1, 1993. SFAS No. 109 provides for the replacement of the "deferred method" of interperiod income tax allocation with the "liability method" which bases the amounts of current and future tax assets and liabilities on events recognized in the financial statements and on income tax laws and rates existing at the balance sheet date. The impact of adoption of SFAS No. 109 in 1993 was insignificant.

The Company also adopted the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective as of January 1, 1993. SFAS No. 106 requires an accrual of postretirement medical and other benefit liabilities on an actuarial basis during the years an employee provides services as compared to the pay-as-you-go method. The Company, excluding Missouri Gas Energy, records a regulatory asset for the difference between the postretirement costs currently included in rates and SFAS No. 106 expense to the extent the Company files, or intends to file, a rate application to include SFAS No. 106 expense in rates. The Company believes that it is probable that the relevant regulatory authorities will allow such expenses in future rates. The Company's adoption, except for Missouri Gas Energy, of the provisions of SFAS No. 106 resulted in a transition obligation of approximately $9,328,000 which was subsequently reduced to a balance of $4,084,000 at June 30, 1994, primarily as a result of certain plan amendments in 1993. The Company amortizes the transition obligation over the allowed 20-year period. Consequently, earnings were not adversely impacted by the adoption of this statement.

Western Resources also adopted the provisions of SFAS No. 106 as of January 1, 1993. To mitigate the impact of SFAS No. 106 expense, Western Resources filed an application with the MPSC for an order permitting the deferral of SFAS No. 106 expense and proposed inclusion in the future computation of cost of service the actual SFAS No. 106 expense and an income stream generated from Western Resources' corporate-owned life insurance ("COLI"). To the extent SFAS No. 106 expense exceeds income from the COLI program, this excess would be deferred (as allowed by the FASB Emerging Issues Task Force Issue No. 92-12) and offset by income generated through the deferral period by the COLI program. The MPSC has issued an order approving the Western Resources application. Subsequent to the Missouri Acquisition, the Company filed an application with the MPSC for an order to permit the deferral of SFAS No. 106 expense and also proposes the inclusion in the future computation of cost of service the actual SFAS No. 106 expense and income stream generated from a Company-owned COLI. In anticipation of the MPSC's approval of the application, the Company has recorded a regulatory asset and a related liability of approximately $38,300,000 representing the accumulated benefit obligation at June 30, 1994. Additionally, the State of Missouri recently passed legislation which provides for prospective recognition by the MPSC of postretirement medical and benefit costs on an accrual basis. Thus, to the extent that Missouri Gas Energy's COLI does not offset its SFAS 106 liability then such expenses should be recoverable in future rates.

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

ITEM 9.      Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

None.

                                PART III



ITEM 10.    Directors and Executive Officers of Registrant.

The Board of Directors of Southern Union is divided into three classes, each of which serves a staggered three-year term of office. The Class I, II and III directors serve until the 1997, 1996 and 1995 Annual Meeting of Stockholders, respectively.

Information as to the directors of Southern Union as of September 16, 1994 is provided below:

Class I - Term expires in 1997

John E. Brennan has been Vice Chairman of the Board of Southern Union since February 1990. Mr. Brennan devotes only a small part of his business time to the Company. Mr. Brennan has been primarily engaged in private investments since April 1992. Prior to April 1992, Mr. Brennan had been President and Chief Operating Officer of Metro Mobile CTS, Inc. ("Metro Mobile"). Age: 48.

Frank W. Denius has been a director of Southern Union since 1976 and previously served as a director from 1955 to 1975. Since February 1990, Mr. Denius has been Chairman Emeritus. Mr. Denius was Chairman of the Board and President from 1986 until February 1990 and Chief Executive Officer from 1985 until February 1990. Since February 1990, Mr. Denius has been engaged primarily in the private practice of law in Austin, Texas. Mr. Denius is also a director of TCC Industries. Age: 69.

Roger J. Pearson is an attorney in private practice in Stamford, Connecticut where he is of counsel in the firm of Neville, Shaver, Kelly & McLean. Mr. Pearson was First-Selectman (Mayor) of Greenwich, Connecticut from 1983 to 1985. Mr. Pearson has been a Director of Southern Union since January 1992. Age: 48.

Class II - Term expires in 1995

Aaron I. Fleischman has been Senior Partner of Fleischman and Walsh, a Washington, D.C. law firm specializing in regulatory, corporate - securities and litigation matters for telecommunications and regulated utility companies since 1976. Mr. Fleischman is also a director of Citizens Utilities Company.
Age:  55.

Adam M. Lindemann is currently associated with Perry Partners, a New York money management firm. Since April 1992 he has been engaged in private investments. Prior to April 1992, he had been Vice President - Corporate Development of Metro Mobile and President of Vision Energy Resources, Inc., a wholly owned subsidiary of Metro Mobile primarily engaged in the distribution of propane. Adam M. Lindemann is the son of George L. Lindemann, Chairman of the Board and Chief Executive Officer of Southern Union. Age: 33.

George Rountree, III is an attorney in private practice in Wilmington, North Carolina where he has been a senior partner in the firm of Rountree & Seagle since its formation in 1977. Age:
61.

Class III - Term expires in 1996

George L. Lindemann has been Chairman of the Board and Chief Executive Officer of Southern Union since February 1990. He has been Chairman of the Executive Committee of the Board of Directors since March 1990. Mr. Lindemann does not devote his full business time to the Company. He was Chairman of the Board and Chief Executive Officer of Metro Mobile from its formation in 1983 until April 1992. He has been President and a director of Cellular Dynamics, Inc., the managing general partner of Activated Communications Limited Partnership, since May 1982.
Age: 58.

Peter H. Kelley has been President and Chief Operating Officer of Southern Union since February 1990, President and Chief Operating Officer of Southern Union Gas since October 1990, and President and Chief Executive Officer of Missouri Gas Energy since December 1993. Prior to joining the Company, he had been an officer of Metro Mobile since 1986. Age: 47.

Dan K. Wassong has been the President, Chief Executive Officer and a director of Del Laboratories, Inc., a manufacturer of cosmetics, toiletries and pharmaceuticals, for more than the past five years. Age: 64.

With the exception of Messrs. Denius and Pearson as described above, each of the above-named directors first became a director of Southern Union in February 1990.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

Officers of the Company are elected by the Southern Union Board to serve at the pleasure of the Board or until their successors are elected and qualified. Generally, officers are reelected annually by the Board. The following executive officers of the Company are not directors.

Eugene N. Dubay was named Executive Vice President and Chief Operating Officer of Missouri Gas Energy in December 1993, and prior to that served as Senior Vice President - Mergers and Acquisitions, Chief Information Officer and Assistant Secretary of Southern Union since March 1990. Previously, Mr. Dubay held other positions with the Company, primarily of a financial nature. Age: 45.

Ronald J. Endres has been Senior Vice President - Finance and Administration since October 1990 and Chief Financial Officer since October 1989. He has been a Senior Vice President since April 1987. Previously, Mr. Endres held other financial and operating positions with the Company since June 1969. Mr. Endres was President of Southern Union Gas from January 1986 until October 1990. Age: 50.

David J. Kvapil has been Vice President - Controller since July
1993 and Controller since August 1992. Prior to joining the Company, Mr. Kvapil was with Coopers & Lybrand. Age: 39.

Dennis K. Morgan has been Vice President - Legal and Secretary since April 1991 and a Vice President since January 1991.
Previously, he held various legal positions with Southern Union
Exploration Company.  Age: 46.

Donald A. Scovil became Senior Vice President - Planning in October 1990. He was Vice President - Controller of Southern Union Gas from 1984 until October 1990. Previously, Mr. Scovil held other financial positions with the Company since 1978. Age:
45.

ITEM 11.    Executive Compensation.

The table below sets forth all compensation paid and awarded by the Company in each year indicated to the Chief Executive Officer of Southern Union and each of the four most highly-compensated executive officers for the fiscal year ended June 30, 1994 other than the Chief Executive Officer.

                                            Securities
                                            Underlying  All Other
Name and Principal                           Options/   Compensa-
     Position        Year*  Salary   Bonus   SARs(1)     tion(2)
- - -------------------  ----- -------- ------- ---------- ----------

George L. Lindemann
  Chairman of the    1994  $115,787     --   39,375    $ 2,127
  Board and Chief    1993   110,024     --      --         --
  Executive Officer  1992   108,086 $    55  67,725(3)     --

Peter H. Kelley
  President and      1994   274,928      70  39,375      6,713
  Chief Operating    1993   261,450      70     --       3,865
  Officer            1992   244,861  13,805  39,375      2,182

Eugene N. Dubay
  Executive Vice     1994   168,524  76,717  15,570     48,366(4)
  President and      1993   153,680   9,568     --       4,636
  Chief Operating    1992   145,787   4,401  23,626      1,309
  Officer -
  Missouri Gas
  Energy

Ronald J. Endres
  Senior Vice        1994   183,967  80,989  23,625      9,073
  President -        1993   175,812   1,920     --       4,805
  Finance and        1992   167,028  27,265  23,626      2,182
  Administration
  and Chief
  Finance Officer

Dennis K. Morgan
  Vice President -   1994   108,412  55,757   7,875      6,411
  Legal and          1993   104,260   1,043     --       3,873
  Secretary          1992   102,915   3,170   7,875      1,589

- - -------------------------------

* Compensation in 1994 reflects the twelve months ended June 30 while compensation awarded in previous periods reflects the years ended December 31, 1993 and 1992.

(1) Securities underlying options to purchase shares of Southern Union common stock for all years presented have been adjusted to reflect the 5% stock dividend distributed on June 30, 1994 to stockholders of record on June 14, 1994 and the three-for-two stock split distributed as a 50% stock dividend on March 9, 1994 to stockholders of record on February 23, 1994. No stock appreciation rights were granted in 1994, 1993 and 1992.

(2) Company matching provided through the Southern Union
    (401(k)) Savings Plan and the Southern Union Company
    Supplemental Deferred Compensation Plan.

(3) Includes 27,000 non-qualified options to purchase shares of Southern Union common stock granted to Mr. Lindemann in exchange for the cancellation of 27,000 incentive stock options. Such non-qualified stock options have the same exercise price as the incentive stock options cancelled.

(4) Includes moving expenses for relocation from Texas to Missouri.

PENSION PLAN TABLE

The following table reflects the combined benefits available from Plans A and B, described below and the non-qualified plan.

                             PENSION PLAN TABLE
                              Years of Service
                 ------------------------------------------------
Remuneration         15        20        25        30        35
- - ------------         --        --        --        --        --

  $125,000       $ 40,751  $ 54,335  $ 54,335  $ 54,897  $ 64,047
   150,000         50,126    66,835    66,835    66,897    78,047
   175,000         59,501    79,335    79,335    79,335    92,047
   200,000         68,876    91,835    91,835    91,835   106,047
   225,000         78,251   104,335   104,335   104,335   108,108
   250,000         87,626   108,108   108,108   108,108   108,108
   300,000        106,376   108,108   108,108   108,108   108,108
   400,000        108,108   108,108   108,108   108,108   108,108
   450,000        108,108   108,108   108,108   108,108   108,108
   500,000        108,108   108,108   108,108   108,108   108,108

The Company sponsors two retirement Income Plans. "Plan B" covers all employees of Missouri Gas Energy and "Plan A" covers all employees other than employees of Missouri Gas Energy. In both plans, benefits are based upon average annual basic earnings for the five highest consecutive years in the applicable period. All officers, except for Mr. Dubay, are presently covered by Plan
A. Mr. Dubay was previously covered by Plan A, but is presently covered by Plan B. However, after application of the non-qualified supplemental plan, Mr. Dubay's combined benefits are on the same basis as the other officers. Basic earnings, as defined by Plan A, was redefined in December of 1989 to include W-2 earnings minus certain defined exclusions. Effective
December 31, 1989, the Plan A formula was modified to conform with the requirements of the Tax Reform Act of 1986, as amended, and the plan no longer integrates with Social Security. In order to retain the previous benefit levels for selected highly compensated employees, a separate Non-Qualified Plan was established.

As of June 30, 1994, Messrs. Lindemann, Kelley, Dubay, Endres and Morgan were credited with 4, 4, 12, 25 and 13 years of service, respectively. Benefits are computed on the basis of a lifetime annuity with a ten-year certain payment period commencing at age
65. With respect to the Non-Qualified Plan benefits, certain offsets are included in the formula for estimated Social Security benefits. Those offsets have been reflected in the amounts presented in the table. Beginning in 1994, the maximum compensation considered in the Qualified Plan is $150,000 rather than the $235,840 limit applicable to 1993.

AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION/SAR VALUES

The Board of Directors of Southern Union does not have a separate compensation committee. Except with respect to the 1992 Plan, which is administered by the Board's Long-Term Stock Incentive Plan Committee, all decisions regarding management compensation are made by the full Board of Directors. Directors Brennan, George Lindemann and Kelley, who are also executive officers of the Company, participated in deliberations of the Board of Directors concerning compensation for members of management other than themselves.

Director Fleischman is Senior Partner of Fleischman and Walsh, which provides legal services to the Company and certain of its subsidiaries. (See "Item 13. Certain Relationships and Related
Transactions.")

OPTIONS/SAR GRANTED IN LAST FISCAL YEAR

The following table sets forth information with respect to all options granted to each of the named executive officers during the year ended June 30, 1994.

                       % of
             Number   Total
               of    Options/                   Potential
             Secur-    SARs                    Realizable
             ities   Granted                    Value at
             Under-  to Em-                  Assumed Annual
             lying   ployees                    Rates of
            Options/    in    Exer- Expira-   Appreciation
              SARs    Fiscal  cise   tion    of Stock Price
                                           -------------------
    Name    Granted    Year   Price  Date     5%       10%
- - ----------- -------  ------- ------ ------ -------- ----------

George L.
  Lindemann  39,375    18%   $17.63 4/4/04 $436,669 $1,106,438


Peter H.
  Kelley     39,375    18%    17.63 4/4/04  436,669  1,106,438

Eugene N.
  Dubay      15,750     7%    17.63 4/4/04  174,668    442,575

Ronald J.
  Endres     23,625    11%    17.63 4/4/04  262,001    663,863

Dennis K.
  Morgan      7,875     4%    17.63 4/4/04   87,334    221,288


*No stock appreciation rights were granted in 1993.

All options except as noted vest at a rate of 20% per annum commencing on the first anniversary of the date of grant.

The following table provides information regarding the exercise of stock options by each of the named executive officers and the value of unexercised "in-the-money" options as of June 30, 1994. The securities underlying unexercised options have been adjusted to reflect the 5% stock dividend distributed on June 30, 1994 to stockholders of record on June 14, 1994 and the three-for-two stock split distributed as a 50% stock dividend on March 9, 1994 to stockholders of record on February 23, 1994.

                                    Number
                                of Securities       Value of
                                  Underlying       Unexercised
             Shares              Unexercised      In-the-Money
            Acquired             Options At        Options At
               on             Fiscal Year End   Fiscal Year End
                              --------------- -------------------
              Exer-   Value    Exer-  Unexer-  Exer-     Unexer-
    Name      cise   Realized cisable cisable cisable    cisable
- - ------------ ------  -------- ------- ------- -------- ----------

George L.
  Lindemann     *       *      48,195 109,305 $430,961 $1,348,002

Peter H.
  Kelley        *       *      49,928  78,435  411,094  1,066,190

Eugene N.
  Dubay      10,000  $220,000  28,350  50,400  231,194    591,350

Ronald J.
  Endres        *       *      37,800  64,575  304,526    779,074

Dennis K.
  Morgan        *       *       1,575  14,175   15,955    202,655

The following table provides information regarding the repricing of stock options for each of the named executive officers.

                Ten-Year Option/SAR Repricings

                                                          Length
                        Number                              of
                          of     Market                  Original
                        Secur-    Price    Exer-          Option
                        ities      of      cise            Term
                        Under-    Stock    Price          Begin-
                        lying    at Time  at Time          ning
                       Options/   of Re-   of Re-           at
                         SARs    pricing  pricing  New     Date
  Name and             Repriced     or       or   Exer-     of
  Principal               or      Amend-   Amend-  cise   Amend-
  Position       Date   Amended    ment     ment  Price    ment*
- - -------------  -------- -------   ------  ------- ------ -------

George L.
  Lindemann
    Chairman   April 4,
    of the       1994    39,375   $17.63  $21.90  $17.63 approxi-
    Board and                                             mately
    Chief                                                9 years,
    Executive                                           10 months
    Officer

Peter H.
  Kelley
    President  April 4,
    and Chief    1994    39,375    17.63   21.90   17.63 approxi-
    Operating                                             mately
    Officer                                              9 years,
                                                        10 months
Eugene N.
  Dubay
    Executive  April 4,
    Vice         1994    15,750    17.63   21.90   17.63 approxi-
    President                                             mately
    and Chief                                            9 years,
    Operating                                           10 months
    Officer -
    Missouri
    Gas Energy

Ronald J.
  Endres
    Senior     April 4,
    Vice         1994    23,625    17.63   21.90   17.63 approxi-
    President -                                           mately
    Finance                                              9 years,
    and Admin-                                          10 months
    istration
    and Chief
    Financial
    Officer

Dennis K.
  Morgan
    Vice       April 4,
    President -  1994     7,875    17.63   21.90   17.63 approxi-
    Legal and                                             mately
    Secretary                                            9 years,
                                                        10 months

- - -------------------------------

*  Vesting was restarted at the date of repricing.

The Long-Term Stock Incentive Plan Committee (the "Committee") of the Board of Directors of the Company authorized the repricing of all options granted on February 10, 1994 to officers and employees.

ITEM 12.    Security Ownership of Certain Beneficial Owners and
Management.

The following table shows as of September 6, 1994, unless otherwise indicated, the number of all shares of Southern Union's common stock beneficially held by each director, by each executive officer named in the management compensation tables (see "Management Compensation"), by each person known by the Company to beneficially own 5% or more of Southern Union's outstanding shares of common stock, and by all directors and executive officers as a group. Except as otherwise indicated, each owner has sole voting and investment power over his shares.

                                       Number of       Percent of
Name of Beneficial Owner              Shares Held        Class
- - ------------------------              -----------      ----------

George L. Lindemann                   1,550,120(1)       13.14
Adam M. Lindemann                       959,553(2)        8.13
George Lindemann, Jr.                   959,553(2)        8.13
   950 Maidstone Drive
   Wellington, Florida 33414
Sloan N. Lindemann                      959,553(2)        8.13
   800 Fifth Avenue
   New York, New York 10022
John E. Brennan                         147,425(3)        1.25
Frank W. Denius                           5,672(4)          *
Aaron I. Fleischman                     143,914(5)        1.22
Peter H. Kelley                          47,236(6)          *
Roger J. Pearson                          8,543(7)          *
George Rountree, III                     18,834(8)          *
Dan K. Wassong                            6,690             *
Eugene N. Dubay                          30,926(9)          *
Ronald J. Endres                         49,083(10)         *
Dennis K. Morgan                          4,601(11)         *
Lee M. Bass                             604,208(12)(13)   5.12
   201 Main Street
   Fort Worth, Texas 76102
Sid R. Bass Management Trust(14)        604,208(12)(15)   5.12
   201 Main Street
   Fort Worth, Texas 76102
Snyder Capital Management, Inc.(16)     636,574(16)       5.40
   350 California Street, Suite 1460
   San Francisco, California 94104
All Directors and Executive Officers
as a group (17 in group)              2,952,583(17)      25.02

- - --------------------------------

(1) Of these shares: 638,750 are owned by Mr. Lindemann including: approximately 204 shares held by the Southern
      Union Savings (401(k)) Plan and 157 shares held through the Southern Union Company Supplemental Deferred Compensation
      Plan; 845,220 shares owned by his wife,
      Dr. F. B. Lindemann; and 66,150 shares of common stock
      Mr. Lindemann is entitled to purchase upon the exercise of presently exercisable stock options pursuant to the Company's 1982 Stock Option Plan (the "1982 Plan") and the Company's 1992 Long-Term Stock Incentive Plan (the "1992 Plan"). Such number excludes options to acquire shares of common stock that are not exercisable within sixty days of June 30, 1994. See "Management Compensation - Stock
      Options." A total of 1,435,761 shares held by Mr. and Mrs. Lindemann and their three children have been pledged to Activated Communications Limited Partnership. Activated Communications Limited Partnership, which is owned and managed by or for the benefit of the Lindemanns, provided the funds used to purchase such shares.
      Mr. Lindemann is the Chairman of the Board and President, and Mrs. Lindemann is a director of the sole general partner of Activated.
(2) This information, including the numbers of shares set forth in the table, was obtained from and is reported herein in reliance upon a Schedule 13D (as amended through March 24, 1994) filed by Adam M. Lindemann, Dr. F.B. Lindemann,
      George L. Lindemann, George Lindemann, Jr. and
      Sloan N. Lindemann. Except as described in Note (1), each member of the Lindemann family disclaims beneficial ownership of any shares owned by any other member of the Lindemann family. Accordingly, except as described in Note
      (1), the numbers of shares set forth in the table reflect only such individual's direct ownership.
(3) Of these shares, 1,757 shares are owned by his wife, 78,246 are held in two separate trusts for the benefit of members of his family and 45,675 represent shares that Mr. Brennan is entitled to purchase upon the exercise of presently exercisable stock options granted to him pursuant to the 1982 Plan and the 1992 Plan. Such number excludes options to acquire shares of common stock that are not exercisable within sixty days of June 30, 1994. See "Management Compensation - Stock Options."
(4) Includes approximately 392 vested shares allocated to Mr. Denius pursuant to the Southern Union Company
      Directors' Deferred Compensation Plan.
(5) Includes: 39,375 shares that Fleischman and Walsh, in which Mr. Fleischman is Senior Partner, is entitled to purchase upon exercise of a warrant; approximately 783 vested shares allocated to Mr. Fleischman pursuant to the Southern Union Company Directors' Deferred Compensation
      Plan; and 39,309 shares owned by the Fleischman and Walsh 401(k) Profit Sharing Plan ("F&W Plan") for which
      Mr. Fleischman is a trustee and a beneficiary.
      Mr. Fleischman disclaims beneficial ownership of those shares held by the F&W Plan in which he does not have a pecuniary interest.
(6) Includes 36,650 shares that Mr. Kelley is entitled to purchase upon the exercise of presently exercisable stock options granted pursuant to the 1982 Plan and the 1992
      Plan. Such number excludes options to acquire shares of common stock that are not exercisable within sixty days of the date hereof. See "Management Compensation - Stock Options." Such number also includes: approximately 3,559 vested shares held by the Southern Union Savings (401(k)) Plan; 259 vested shares held through the Southern Union Stock Purchase Plan; and 376 vested shares held through the Supplemental Plan.
(7) Includes 6,737 shares owned jointly by Mr. Pearson and his father.
(8)   Includes: 542 shares owned by his wife; and approximately
      904 vested shares allocated to Mr. Rountree pursuant to the Directors' Deferred Compensation Plan.
(9) Includes 26,775 shares Mr. Dubay is entitled to purchase upon the exercise of presently exercisable stock options pursuant to the 1982 Plan and the 1992 Plan. Such number excludes options to acquire shares of common stock that are not exercisable within sixty days of the date hereof. See "Management Compensation - Stock Options." Such number also includes: approximately 1,249 vested shares held through the Southern Union (401(k)) Savings Plan; and 1,164 vested shares held through the Supplemental Plan.
(10) Includes 42,525 shares Mr. Endres is entitled to purchase upon the exercise of presently exercisable stock options pursuant to the 1982 Plan and the 1992 Plan. Such number excludes options to acquire shares of common stock that are not exercisable within sixty days of the date hereof. See "Management Compensation - Stock Options." Such number also includes: approximately 2,633 vested shares held through the Southern Union (401(k)) Savings Plan; and 665 vested shares held through the Supplemental Plan.
(11) Includes 3,150 shares Mr. Morgan is entitled to purchase upon the exercise of presently exercisable stock options pursuant to the 1992 Plan. Such number excludes options to acquire shares of common stock that are not exercisable within sixty days of the date hereof. See "Management Compensation - Stock Options." Such number also includes: approximately 1,082 vested shares held through the Southern Union (401(k)) Savings Plan; and approximately 369 vested shares held through the Supplemental Plan.
(12) Does not include 51,975 (representing less than 1% of the common stock outstanding) owned by BEPCO International, Inc., which is owned in equal parts by Lee M. Bass, Sid R. Bass and two other persons. Neither Lee M. Bass nor
      Sid R. Bass is a director or officer of BEPCO
      International, Inc. This information, the information set forth in note (14) and the number of shares owned by Lee M. Bass and Sid R. Bass Management Trust set forth in the table were obtained from and is reported herein in reliance upon a Schedule 13D filed by Sid R. Bass, Lee M. Bass, Sid R. Bass Management Trust and BEPCO International, Inc. as adjusted for the stock dividend and split since the date of such reports.
(13) Does not include shares reported to be held by Sid R. Bass Management Trust. See notes (12), (14) and (15).
(14)  Sid R. Bass Management Trust is a Revocable Trust under
      Texas law for which Sid R. Bass, Lee M. Bass and one other person are trustees. See note (12).
(15)  Does not include shares reported to be held by Lee M. Bass.
      See notes (12) and (13).
(16) This information was obtained from and is reported herein in reliance upon a Schedule 13G dated February 10, 1994 filed by Snyder Capital Management, Inc. as adjusted for the stock dividend and split since the date of such reports.
(17) Excludes options granted pursuant to the 1982 Plan and the 1992 Plan to acquire shares of common stock that are not presently exercisable or do not become exercisable within sixty days of the date hereof. Includes approximately
      15,984 vested shares held through certain Company benefit and deferred savings plans for which certain executive officers and directors may be deemed beneficial owners, but excludes shares which have not vested under the terms of such plans.
*     Indicates less than one percent (1%).

ITEM 13.    Certain Relationships and Related Transactions.

In April 1992, Southern Union advanced $375,980 to
Peter H. Kelley, President, Chief Operating Officer and a director of Southern Union, to enable him to repay certain funds borrowed by him from his previous employer in connection with his departure from his previous employer to become an executive officer of the Company. The advance is evidenced by a note, payable on demand, bearing an annual percentage interest rate equal to the prime rate announced by Texas Commerce Bank National Association on the date the advance was made, plus one-half percent (1/2%). As of June 30, 1994, Mr. Kelley's outstanding principal and accrued but unpaid interest balance was approximately $350,600.

On October 4, 1993, Southern Union's Board of Directors approved and ratified payments by the Company to Activated Communications, Inc. ("Activated") for use by the Company of Activated's office space in New York City. Activated is controlled and operated by Southern Union Chairman George L. Lindemann and Vice Chairman John E. Brennan, who, along with Director Adam M. Lindemann, did not participate in such Board action. Monthly rental payments commenced effective as of August 1992 for approximately half of Activated's base lease payments before certain adjustments.
Total payments to Activated in 1994, 1993 and 1992 were approximately $125,000, $187,000 and $104,000, respectively.

Director Fleischman is Senior Partner of Fleischman and Walsh, which provides legal services to the Company and certain of its subsidiaries. For the fiscal year ended June 30, 1994, the total amount paid by the Company to Fleischman and Walsh for legal services was approximately $1,224,000. On February 10, 1994, the Company granted to Fleischman and Walsh a warrant, which was subsequently repriced on April 4, 1994 at the same time and to the same price as the Company repriced options granted to Company employees on February 10, 1994. The warrant currently entitles the holder to purchase 39,375 shares of common stock at an exercise price of $17.63 and expires on February 10, 2004.

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

(b)     Reports on Form 8-K.

        A current report was filed on June 7, 1994 with respect to the change of the Company's fiscal year-end from December 31st to June 30th for financial reporting purposes.

                         SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Southern Union has duly caused this report to be signed by the undersigned, thereunto duly authorized, on September 20, 1994.


                                         SOUTHERN UNION COMPANY


                                         By  PETER H. KELLEY
                                            ---------------------
                                             Peter H. Kelley
                                             President and Chief
                                             Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Southern Union and in the capacities indicated as of September 20, 1994.


Signature/Name                           Title
- - --------------                           -----

    GEORGE L. LINDEMANN*          Chairman of the Board,
                                  Chief Executive Officer
                                  and Director

    JOHN E. BRENNAN*              Director

    FRANK W. DENIUS*              Director

    AARON I. FLEISCHMAN*          Director

    PETER H. KELLEY               Director
    ---------------
    Peter H. Kelley

    ADAM M. LINDEMANN*            Director

    ROGER J. PEARSON*             Director

    GEORGE ROUNTREE, III*         Director

    DAN K. WASSONG*               Director

    RONALD J. ENDRES              Senior Vice President of
    ----------------
    Ronald J. Endres              Administration,
                                  and Chief Financial Officer

    DAVID J. KVAPIL               Vice President and Controller
    ---------------
    David J. Kvapil               (Principal Accounting Officer)



*By  PETER H. KELLEY
    ----------------
    Peter H. Kelley
    Attorney-in-fact