Form 10-Q
period 1994-09-30
SOUTHERN UNION CO
filed 1994-11-09
CIK 203248

=================================================================


        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D. C.  20549
                      __________________

                          FORM 10-Q

                For the quarterly period ended
                ______________________________

                     September 30, 1994



                 Commission File No. 1-6407
                   ______________________

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

Title of each class       Name of each exchange in which registered
___________________       _________________________________________
Common Stock, par                  American Stock Exchange
value $1 per share



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No
                           ___     ___

The number of shares of the registrant's Common Stock outstanding on November 4, 1994 was 11,509,294.

=================================================================

             SOUTHERN UNION COMPANY AND SUBSIDIARIES
                           FORM 10-Q
                       September 30, 1994
                             Index




PART I.  FINANCIAL INFORMATION                              Page(s)

  Item 1.  Financial Statements

           Statements of consolidated operations -
             three and twelve months ended
             September 30, 1994 and 1993

           Consolidated balance sheet -
             September 30, 1994 and 1993 and
             June 30, 1994

           Statement of common stockholders'
             equity - September 30, 1994 and 1993

           Statements of consolidated cash flows -
             three and twelve months ended
             September 30, 1994 and 1993

           Notes to consolidated financial statements

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings

           (See "CONTINGENCIES" under Notes to
             Consolidated Financial Statements)

  Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibit 11 -- Computation of primary
                  and fully diluted earnings per share

           (b)  Exhibit 27 -- Financial Data Schedule

           (c)  Reports on Form 8-K -- None

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

               STATEMENT OF CONSOLIDATED OPERATIONS



                                               Three Months Ended
                                                  September 30,
                                               ___________________
                                                 1994       1993
                                               ________   ________
                                             (thousands of dollars,
                                             except shares and per
                                                share amounts)

Operating revenues. . . . . . . . . . . . .    $ 69,114   $ 32,416
Gas purchase costs. . . . . . . . . . . . .      28,825     14,336
                                               ________   ________
  Operating margin. . . . . . . . . . . . .      40,289     18,080
                                               ________   ________

Operating expenses:
  Operating, maintenance and general. . . .      26,597     11,496
  Taxes, other than on income . . . . . . .       6,630      2,401
  Depreciation and amortization . . . . . .       8,018      3,479
                                               ________   ________
    Total operating expenses. . . . . . . .      41,245     17,376
                                               ________   ________
    Net operating revenues (loss) . . . . .        (956)       704
                                               ________   ________

Other income (expenses):
  Interest on long-term debt. . . . . . . .      (9,368)    (2,888)
  Other interest. . . . . . . . . . . . . .        (535)      (536)
  Other, net. . . . . . . . . . . . . . . .       1,535        811
                                               ________   ________
    Total other expenses, net . . . . . . .      (8,368)    (2,613)
                                               ________   ________
    Loss before income taxes. . . . . . . .      (9,324)    (1,909)

Federal and state income taxes (benefit). .      (3,156)      (655)
                                               ________   ________

Net loss attributable to common stock . . .    $ (6,168)  $ (1,254)
                                               ========   ========

Net loss per common share . . . . . . . . .    $   (.54)  $   (.15)
                                               ========   ========

Weighted average shares outstanding . . . .  11,449,193  8,271,032
                                             ==========  =========





 See accompanying notes to the consolidated financial statements.

           SOUTHERN UNION COMPANY AND SUBSIDIARIES

            STATEMENT OF CONSOLIDATED OPERATIONS



                                               Twelve Months Ended
                                                  September 30,
                                               ___________________
                                                 1994       1993
                                               ________   ________
                                                  (thousands of
                                                 dollars, except
                                                  shares and per
                                                  share amounts)

Operating revenues. . . . . . . . . . . . .    $411,213   $201,408
Gas purchase costs. . . . . . . . . . . . .     225,614    107,943
                                               ________   ________
  Operating margin. . . . . . . . . . . . .     185,599     93,465
                                               ________   ________

Operating expenses:
  Operating, maintenance and general. . . .      94,769     47,206
  Taxes, other than on income . . . . . . .      33,999     13,231
  Depreciation and amortization . . . . . .      26,458     13,233
                                               ________   ________
    Total operating expenses. . . . . . . .     155,226     73,670
                                               ________   ________
    Net operating revenues. . . . . . . . .      30,373     19,795
                                               ________   ________

Other income (expenses):
  Interest on long-term debt. . . . . . . .     (30,048)   (11,633)
  Other interest. . . . . . . . . . . . . .      (1,895)    (1,504)
  Other, net. . . . . . . . . . . . . . . .       7,717      4,058
                                               ________   ________
    Total other expenses, net . . . . . . .     (24,226)    (9,079)
                                               ________   ________
    Earnings before income taxes and
      discontinued operation. . . . . . . .       6,147     10,716

Federal and state income taxes. . . . . . .       2,683      3,507
                                               ________   ________

Earnings from continuing operations . . . .       3,464      7,209

Loss from discontinued operation,
  net of tax. . . . . . . . . . . . . . . .         --      (3,834)
                                               ________   ________

Earnings before preferred dividends . . . .       3,464      3,375

Preferred dividends . . . . . . . . . . . .         --      (1,468)
                                               ________   ________

Net earnings available for common stock . .    $  3,464   $  1,907
                                               ========   ========

Earnings (loss) per common share:
  Continuing operations . . . . . . . . . .    $    .32   $    .70
  Discontinued operation. . . . . . . . . .         --        (.47)
                                               ________   ________
    Net earnings. . . . . . . . . . . . . .    $    .32   $    .23
                                               ========   ========

Weighted average shares outstanding . . . .  10,667,038  8,256,432
                                             ==========  =========




  See accompanying notes to the consolidated financial statements.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEET

                            ASSETS



                                     September 30,       June 30,
                                ______________________
                                   1994        1993        1994
                                __________  __________  __________
                                      (thousands of dollars)

Property, plant and equipment:
  Plant in service . . . . . .  $ 824,089   $ 362,700   $ 813,055
  Construction work in
    progress . . . . . . . . .     26,509      10,057      21,991
                                _________   _________   _________
                                  850,598     372,757     835,046
  Less accumulated deprecia-
    tion and amortization. . .   (286,062)   (141,546)   (279,120)
                                _________   _________   _________
                                  564,536     231,211     555,926
  Additional purchase cost
    assigned to utility
    plant, net . . . . . . . .    166,066      92,645     167,374
                                _________   _________   _________

  Net property, plant and
    equipment. . . . . . . . .    730,602     323,856     723,300
                                _________   _________   _________


Current assets:
  Cash and cash equivalents. .      1,926       9,719       5,881
  Accounts receivable,
    billed and unbilled. . . .     35,149      19,889      48,273
  Inventories, principally
    at average cost. . . . . .     40,885       4,932      23,612
  Prepayments and other. . . .      3,126       5,900       1,621
                                _________   _________   _________

    Total current assets . . .     81,086      40,440      79,387
                                _________   _________   _________

Deferred charges . . . . . . .     75,571      14,767      74,367
Real estate. . . . . . . . . .     12,188      11,395      11,983
Other. . . . . . . . . . . . .      1,800       8,589       1,913
                                _________   _________   _________






  Total. . . . . . . . . . . .  $ 901,247   $ 399,047   $ 890,950
                                =========   =========   =========





  See accompanying notes to the consolidated financial statements.

               SOUTHERN UNION COMPANY AND SUBSIDIARIES

                 STOCKHOLDERS' EQUITY AND LIABILITIES



                                       September 30,     June 30,
                                      ________________
                                       1994      1993      1994
                                     ________  ________  ________
                                        (thousands of dollars)

Common stockholders' equity:
  Common stock, $1 par value;
    authorized 50,000,000
    shares; issued 11,501,794
    shares . . . . . . . . . . . . .  $ 11,502  $  5,304  $ 11,497
  Premium on capital stock . . . . .   198,303   144,925   198,272
  Less treasury stock, at cost . . .      (794)     (794)     (794)
  Retained earnings (deficit). . . .    (6,168)      492       --
                                      ________  ________  ________

  Total common stockholders'
    equity . . . . . . . . . . . . .   202,843   149,927   208,975
                                      ________  ________  ________

Long-term debt . . . . . . . . . . .   478,922    89,122   479,048
                                      ________  ________  ________

Current liabilities:
  Long-term debt due within
    one year . . . . . . . . . . . .       922    20,547       889
  Notes payable. . . . . . . . . . .    41,400    70,400       --
  Accounts payable . . . . . . . . .    40,415    11,358    44,631
  Federal, state and local taxes . .     4,781     9,687     8,706
  Accrued interest . . . . . . . . .     6,432     3,667    15,579
  Customer deposits. . . . . . . . .    13,311     3,886    13,029
  Deferred gas purchase costs
    due to customers . . . . . . . .     2,330       --      8,509
  Other. . . . . . . . . . . . . . .    10,766     8,854    12,435
                                      ________  ________  ________

    Total current liabilities. . . .   120,357   128,399   103,778
                                      ________  ________  ________


Deferred credits and other
  liabilities. . . . . . . . . . . .    69,445    10,384    69,437
Accumulated deferred income taxes. .    29,680    21,215    29,712
Commitments and contingencies. . . .       --        --        --
                                      ________  ________  ________

  Total. . . . . . . . . . . . . . .  $901,247  $399,047  $890,950
                                      ========  ========  ========




  See accompanying notes to the consolidated financial statements.

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

              STATEMENT OF COMMON STOCKHOLDERS' EQUITY



                    Common   Premium
                     Stock      on    Treasury  Retained
                    $1 Par   Capital   Stock,   Earnings
                     Value    Stock    at Cost  (Deficit)   Total
                    ______   _______  ________  _________  _______
                               (thousands of dollars)

Balance
  July 1, 1994. .  $11,497  $198,272  $(794)   $   --    $208,975

  Net earnings
    (loss). . . .      --        --     --      (6,168)    (6,168)

  Exercise of
    stock
    options . . .        5        31    --         --          36
                   _______  ________  _____    _______   ________


Balance
  September 30,
  1994. . . . . .  $11,502  $198,303  $(794)   $(6,168)  $202,843
                   =======  ========  =====    =======   ========





  See accompanying notes to the consolidated financial statements.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

              STATEMENT OF CONSOLIDATED CASH FLOWS



                                               Three Months Ended
                                                  September 30,
                                               __________________
                                                 1994      1993
                                               ________  ________
                                             (thousands of dollars)


Net cash flow used in operating activities. .  $(28,344) $ (4,486)
                                               ________  ________

Cash flow from investing activities:
  Additions to property, plant and
    equipment . . . . . . . . . . . . . . . .   (14,289)   (4,613)
  Acquisition of operations, net of
    cash received . . . . . . . . . . . . . .    (1,072)  (32,719)
  Leasehold improvements. . . . . . . . . . .      (267)     (444)
  Other, net. . . . . . . . . . . . . . . . .    (1,207)   (2,360)
                                               ________  ________

    Net cash flows used in investing
      activities. . . . . . . . . . . . . . .   (16,835)  (40,136)

Cash flow from financing activities:
  Net borrowings under revolving
    credit facility . . . . . . . . . . . . .    41,400    42,200
  Repayment of debt . . . . . . . . . . . . .      (212)      --
  Other, net. . . . . . . . . . . . . . . . .        36       (37)
                                               ________  ________
    Net cash flows from financing
      activities. . . . . . . . . . . . . . .    41,224    42,163
                                               ________  ________

Decrease in cash and cash equivalents . . . .    (3,955)   (2,459)
Cash and cash equivalents at beginning of
  period. . . . . . . . . . . . . . . . . . .     5,881    12,178
                                               ________  ________

Cash and cash equivalents at end of period. .  $  1,926  $  9,719
                                               ========  ========


Supplemental disclosures of cash flow
  information:
    Cash paid during the period for:
      Interest. . . . . . . . . . . . . . . .  $ 18,498  $  2,852
                                               ========  ========
      Income taxes. . . . . . . . . . . . . .  $      4  $  3,026
                                               ========  ========






  See accompanying notes to the consolidated financial statements.

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

                STATEMENT OF CONSOLIDATED CASH FLOWS



                                              Twelve Months Ended
                                                  September 30,
                                            _______________________
                                               1994         1993
                                            _________    __________
                                             (thousands of dollars)


Net cash flow from operating activities. .  $  75,246    $   8,667
                                            _________    _________

Cash flow from investing activities:
  Additions to property, plant and
    equipment. . . . . . . . . . . . . . .    (49,917)     (14,414)
  Acquisition of operations, net of
    cash received. . . . . . . . . . . . .   (408,930)     (33,500)
  Leasehold improvements . . . . . . . . .     (1,325)      (2,414)
  Proceeds from sale of discontinued
    operation. . . . . . . . . . . . . . .        220       16,273
  Collection of note receivable. . . . . .      6,000          --
  Other, net . . . . . . . . . . . . . . .      2,783         (367)
                                            _________    _________

    Net cash flows used in investing
      activities . . . . . . . . . . . . .   (451,169)     (34,422)
                                            _________    _________

Cash flow from financing activities:
  Net borrowings (payments) under
    revolving credit facility. . . . . . .    (29,000)      61,800
  Repayment of debt. . . . . . . . . . . .   (107,741)      (2,183)
  Issuance of debt . . . . . . . . . . . .    475,000        1,038
  Premium on early extinguishment of debt.    (13,715)         --
  Debt issuance costs. . . . . . . . . . .     (5,439)         --
  Proceeds from rights offering, net . . .     49,351          --
  Exercise of common stock options . . . .        157          191
  Redemption of preferred stock. . . . . .        --       (25,376)
  Payment of preferred dividends . . . . .        --        (1,468)
  Credit facility renewal fee. . . . . . .     (1,050)         --
  Other, net . . . . . . . . . . . . . . .        567         (773)
                                             ________    _________
    Net cash flows from financing
      activities . . . . . . . . . . . . .    368,130       33,229
                                             ________    _________

Increase (decrease) in cash and cash
  equivalents. . . . . . . . . . . . . . .     (7,793)       7,474
Cash and cash equivalents at beginning
  of period. . . . . . . . . . . . . . . .      9,719        2,245
                                             ________    _________

Cash and cash equivalents at end of
  period . . . . . . . . . . . . . . . . .   $  1,926    $   9,719

Supplemental disclosures of cash flow
  information:
    Cash paid during the period for:
      Interest . . . . . . . . . . . . . .   $ 27,647    $  12,324
                                             ========    =========
      Income taxes . . . . . . . . . . . .   $  2,798    $   7,544
                                             ========    =========


  See accompanying notes to the consolidated financial statements.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



FINANCIAL STATEMENTS

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results of operations for such periods.
Because of the seasonal nature of the Company's operations, the results of operations for any interim period are not necessarily indicative of results for the full year. Also, as described below, the Company acquired Missouri Gas Energy on January 31, 1994. Accordingly, the income from operations of Missouri Gas Energy are consolidated with the Company subsequent to that date. Thus the results of operations for the twelve-month period ended
September 30, 1994 are not indicative of results that would necessarily be achieved for a full year since the majority of the Company's operating margin is earned during the winter heating season.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in Southern Union Company's ("Southern Union" or the "Company") Annual Report on Form 10-K for the period ended June 30, 1994. Certain prior period amounts have been reclassified to conform with the current period presentation.

CHANGE IN FISCAL YEAR

On May 25, 1994, Southern Union's Board of Directors approved a change in the Company's fiscal year-end from December 31 to June 30 effective with the period ended June 30, 1994. The new fiscal year more closely conforms the Company's reporting of its financial condition and results of operations to its seasonal business cycle.

ACQUISITIONS

Missouri Gas Energy

On January 31, 1994, the Company consummated the acquisition of Missouri Gas Energy (the "Missouri Acquisition") from Western Resources, Inc. ("Western Resources") for $400,300,000 in cash.
The final determination of the purchase price and all prorations and adjustments between the Company and Western Resources has not been resolved, but the Company expects to finalize such within one year of the date the acquisition was consummated. See "Contingencies." The Missouri Acquisition was financed with proceeds from the sale of $475,000,000 of 7.60% Senior Notes due 2024 (the "Senior Debt Securities") completed on January 31, 1994 and net proceeds from the sale of $50,000,000 of common stock in a subscription rights offering (the "Rights Offering") completed on December 31, 1993. See "Capitalization." The assets of Missouri Gas Energy were included in the Company's consolidated balance sheet at January 31, 1994 and income from operations of Missouri Gas Energy have been included in the statement of consolidated operations since February 1, 1994. Missouri Gas Energy serves approximately 463,000 customers in 147 communities in central and western Missouri, including Kansas City, St. Joseph, Joplin and Monett. The acquisition was accounted for using the purchase method. The additional purchase cost assigned to utility plant of approximately $76,500,000 reflects the excess of the purchase price over the historical book carrying value of net assets acquired.
The additional purchase cost assigned to utility plant is amortized on a straight-line basis over forty years.

Rio Grande Valley

On September 30, 1993, the Company acquired Rio Grande Valley Gas Company ("Rio Grande") for $30,500,000. Rio Grande serves approxi-mately 74,000 customers in the south Texas counties of Willacy, Cameron and Hidalgo. Rio Grande's service area includes 32 towns and cities along the Mexico border, including Harlingen, McAllen and

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Brownsville (the southernmost city in the continental U.S.). The Company initially funded the purchase with borrowings from its revolving credit facility which were subsequently repaid with proceeds from the sale of the Senior Debt Securities completed on January 31, 1994, and the Rights Offering completed on December 31, 1993. The assets of Rio Grande were included in the consolidated balance sheet at September 30, 1993 and income from operations of Rio Grande has been included in the statement of consolidated operations beginning October 1, 1993. The acquisition was accounted for using the purchase method. The additional purchase cost assigned to utility plant of approximately $11,644,000 reflects the excess of the purchase price over the historical book carrying value of the net assets acquired. The additional purchase cost assigned to utility plant is amortized on a straight-line basis over forty years.

PRO FORMA CONDENSED STATEMENT OF CONSOLIDATED OPERATIONS

The following unaudited pro forma condensed statement of consolidated operations for the three and twelve months ended September 30, 1994 and 1993 is presented as though the following events had been consummated at the beginning of the periods presented: (i) the Missouri and Rio Grande Acquisitions; (ii) the sale of the Senior Debt Securities; (iii) the completion of the Rights Offering; (iv) the refinancing of certain short-term and long-term debt; and (v) the elimination of preferred stock dividends resulting from the purchase and redemption of all outstanding preferred stock. The pro forma financial information is not necessarily indicative of the results which would have actually been obtained had the acquisitions of Missouri Gas Energy and Rio Grande, the Rights Offering, the sale of Senior Debt Securities or the refinancings been completed as of the assumed date for the periods presented or which may be obtained in the future.

The pro forma condensed statement of consolidated operations includes adjustments that are based on assumptions and estimates made by the Company's management regarding anticipated efficiencies resulting from the combined operations, reductions in costs planned by management, accruals for certain preacquisition contingencies and the fair market value of certain assets acquired in the Missouri Acquisition. The actual allocation of the consideration paid for the Missouri Acquisition may differ from that reflected in the pro forma condensed statement of consolidated operations after the completion of the final determination of the purchase price.

                         Three Months Ended    Twelve Months Ended
                            September 30,         September 30,
                         __________________    ___________________
                           1994      1993        1994       1993
                         ________  ________    ________   ________
                               (thousands of dollars, except
                                    per share amounts)

Operating revenues. . .  $ 69,114   $ 71,854   $602,223   $562,110
Gas purchase costs. . .    28,825     33,177    356,355    326,686
                         ________   ________   ________   ________
  Operating margin. . .    40,289     38,677    245,868    235,424
Operating expenses. . .    41,513     42,726    195,135    185,149
                         ________   ________   ________   ________
Net operating revenues
  (loss). . . . . . . .    (1,224)    (4,049)    50,733     50,275
Interest on long-term
  debt. . . . . . . . .    (9,368)    (9,233)   (37,479)   (37,013)
Other income (expenses),
  net . . . . . . . . .     1,000      1,137      4,526      4,722
                         ________   ________   ________   ________
  Earnings (loss) be-
    fore income taxes .    (9,592)   (12,145)    17,780     17,984
Federal and state income
  taxes (benefit) . . .    (3,258)    (4,615)     6,756      6,834
                         ________   ________   ________   ________
  Net earnings (loss)
    available for common
    stock . . . . . . .  $ (6,334)  $ (7,530)  $ 11,024   $ 11,150
                         ========   ========   ========   ========

Net earnings (loss)
  per common share. . .  $   (.55)  $   (.66)  $    .96   $    .98
                         ========   ========   ========   ========

Weighted average shares
  outstanding
  (thousands) . . . . .    11,449     11,421     11,437     11,406
                         ========   ========   ========   ========

                  SOUTHERN UNION COMPANY AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



FINANCIAL CONDITION

As a result of the Missouri Acquisition on January 31, 1994, certain balance sheet amounts have changed significantly. Details of specific line item classifications on the balance sheet as of September 30, 1994 are set forth below.

Inventories. Inventories consist principally of gas in underground storage and materials and supplies. Gas in underground storage of approximately $33,590,000 at September 30, 1994 consists of approximately 15,912 MMBtu's of gas attributable to the operations of Missouri Gas Energy.

Deferred Charges. Deferred charges consist principally of: (i) unamortized debt issuance costs and premiums on early extinguish-ment of debt of approximately $24,796,000; (ii) a regulatory asset of $38,300,000 for the deferral of the actuarially calculated accumulated postretirement benefit obligation assumed in the purchase of Missouri Gas Energy; and (iii) a regulatory asset of approximately $6,560,000 for the deferral of those costs and expenditures, including depreciation, property taxes and associated carrying costs, related to a major gas safety program in the service territories of Missouri Gas Energy. See "Capitalization" and "Utility Regulations and Rates."

Deferred Credits and Other Liabilities. Deferred credits and other liabilities consist principally of non-current liabilities for:
(i) customer advances for construction of approximately $9,641,000;
(ii) approximately $38,300,000 for the deferral of the actuarially calculated accumulated post-retirement benefit obligation, previously discussed; (iii) employee severance and other costs associated with an early retirement program for employees of Missouri Gas Energy of approximately $9,900,000; and (iv) other Missouri Gas Energy preacquisition contingencies of approximately $8,300,000.

CAPITALIZATION

First mortgage bonds and other long-term debt outstanding, including current maturities, were as follows:

                                        September 30,    June 30,
                                            1994           1994
                                        _____________  ____________
                                           (thousands of dollars)

First mortgage bonds:
  11.5% due 2000 -- collateralized
    by utility plant in service . . .     $  1,700       $  1,700
Other long-term debt:
  7.60% Senior Notes due 2024 . . . .      475,000        475,000
  Other . . . . . . . . . . . . . . .        3,144          3,237
                                          ________       ________
Total debt . . . . . . . . . . . . . .     479,844        479,937
  Less current portion . . . . . . . .         922            889
                                          ________       ________
    Total long-term debt . . . . . . .    $478,922       $479,048
                                          ========       ========

On January 31, 1994, Southern Union completed the sale of the Senior Debt Securities. The net proceeds from the sale of the Senior Debt Securities, together with the net proceeds from the Rights Offering and working capital from operations, were used to:
(i) fund the Missouri Acquisition; (ii) repay approximately $59,300,000 of borrowings under the $100,000,000 revolving credit facility previously used to fund the Rio Grande Acquisition and repurchase all outstanding preferred stock; (iii) refinance, on January 31, 1994, the $10,000,000 aggregate principal amount of 9.45% notes due January 31, 2004 and $25,000,000 aggregate principal amount of 10% notes due January 31, 2012 and the related premium of approximately $10,400,000 resulting from the early extinguishment of such notes;

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(iv) refinance, on March 2, 1994, $50,000,000 aggregate principal amount of 10.5% Sinking Fund Debentures due May 15, 2017 and the related premium of approximately $3,300,000 resulting from the early extinguishment of such debentures; and (v) refinance, on May 16, 1994, $20,000,000 aggregate principal amount of 10-1/8% notes.

CASH FLOW INFORMATION

                           Three Months Ended   Twelve Months Ended
                           September 30, 1994   September 30, 1994
                           __________________   ___________________
                                   (thousands of dollars)

Non-cash assets
  (liabilities)
  acquired other
  than cash:
    Working capital. . . .      $    --                $  51,722
    Property, plant and
      equipment, net . . .         1,072                 353,094
    Other noncurrent
      assets . . . . . . .           --                   46,914
    Noncurrent
      liabilities. . . . .           --                  (42,800)
                                ________               _________
                                $  1,072               $ 408,930
                                ========               =========

Excluded from the statement of consolidated cash flows were the following effects of non-cash investing and financing activities:

                           Three Months Ended   Twelve Months Ended
                           September 30, 1994   September 30, 1994
                           __________________   ___________________
                                    (thousands of dollars)

Other obligations
  incurred. . . . . . . .       $   118               $   2,915
                                =======               =========

STOCK DIVIDEND AND SPLIT

On May 25, 1994, Southern Union's Board of Directors declared a 5% stock dividend, distributed on June 30, 1994 to stockholders of record on June 14, 1994. A portion of the 5% stock dividend was characterized as a distribution of capital due to the level of the Company's retained earnings available for distribution as of the declaration date. The 5% stock dividend is consistent with the Board of Directors' approval in February 1994 of the commencement of regular stock dividends of approximately 5% annually. In addition, on February 11, 1994, the Board of Directors declared a three-for-two stock split distributed in the form of a 50% stock dividend on March 9, 1994, to stockholders of record on February 23, 1994. Unless otherwise stated, all per share data included in the accompanying consolidated financial statements and in these Notes to Consolidated Financial Statements has been restated to give effect to the stock dividend and stock split.

ACCOUNTING PRONOUNCEMENTS

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 112, Employers Accounting for
                                       ________________________
Postemployment Benefits, as of January 1, 1994.  This statement
_______________________
requires that the cost of benefits, such as disability and health care continuation coverage provided to former or inactive employees after employment but before retirement, be accrued if attributable to an employee's previously rendered service. The Company had previously recognized such postemployment benefit costs when paid and was allowed recovery in rates as payments were incurred. Consequently, the Company records a regulatory asset and related liability to the extent it intends to file rate applications to include such costs in rates and such costs are considered probable of recovery.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



UTILITY REGULATION AND RATES

Prior to the Missouri Acquisition, Western Resources was required pursuant to a 1989 Missouri Public Service Commission ("MPSC") order to undertake a major gas safety program in the service territories of Missouri Gas Energy. Such activities included replacement of company- and customer-owned gas service and yard lines, the movement and resetting of meters, the replacement of cast iron mains and the replacement and cathodic protection of bare steel mains ("Missouri Safety Program"). In recognition of the significant capital expenditures associated with this safety program, the MPSC issued Western Resources certain Accounting Authority Orders ("AAO") providing for the deferral, and subsequent recovery through rates, of depreciation expenses, property taxes and associated carrying costs related to the Missouri Safety Program.

Missouri Gas Energy is required to continue the Missouri Safety Program and has deferred depreciation expense, property taxes and carrying costs associated with Missouri Gas Energy's investment in the Missouri Safety Program as approved by the MPSC. The Company has deferred approximately $628,000 related to depreciation, property taxes and associated carrying costs on its investment in this program for the three-month period ended September 30, 1994.

The continuation of the Missouri Safety Program will result in significant levels of future capital expenditures. The Company estimates incurring capital expenditures of approximately
$22,000,000 in fiscal 1995 related to this program.

CONTINGENCIES

Southern Union is aware of the possibility that it may become a defendant in an action brought by the United States Environmental Protection Agency ("EPA") under 42 U.S.C. Section 9607(a) for reimbursement of costs associated with removing hazardous substances from the site of a former coal gasification plant (the "Pine Street Canal Site") in Burlington, Vermont. This knowledge arises out of the existence of a prior action, United States
                                               _____________
v. Green Mountain Power Corp., et al, Civil No. 88-307 (D. Vt.), in
____________________________
which Southern Union became involved as a third-party defendant in January 1989. Green Mountain Power was an action under 42 U.S.C.
Section 9607(a) by the federal government to recover clean-up costs associated with the "Maltex Pond", which is part of the Pine Street Canal Site. Two defendants in Green Mountain Power, Vermont Gas Systems and Green Mountain Power Corp., claimed that Southern Union is the corporate successor to People's Light and Power Corporation, an upstream corporate parent of Green Mountain Power Corp. during the years 1928-1931. Green Mountain Power was settled without admission or determination of liability with respect to Southern Union by order dated December 26, 1990. The EPA has since conducted studies of the clean-up costs for the remainder of the Pine Street Canal Site, but the ultimate costs are unknown at this time. On November 30, 1992, Southern Union was named as a potentially responsible party in a special notice letter from the EPA. On August 16, 1993, Southern Union's participation in settlement discussions on technical and allocation issues with the EPA was requested by Green Mountain Power Corp., Vermont Gas Systems, Inc. and New England Electric System (the "Gas Plant PRPs"). By letter dated September 20, 1993, the Company informed the Gas Plant PRPs of its reasons for its belief that it has no liability for the site, including (1) that it is not a corporate successor to any entity that owned or was an operator of the Pine Street Canal Site during the period the coal gasification plant was in operation, (2) that any claims against Peoples Light and Power Corporation were discharged in that company's 1936 Plan of
___________
Reorganization, and (3) that Southern Union merged with a successor to People's Light and Power Company, Inc., a separate company
                            _______
incorporated following the bankruptcy of Peoples Light and Power Corporation. Should Southern Union be made party to any action seeking recovery of remaining clean-up costs, the Company intends to assert the foregoing defenses and to otherwise vigorously defend against such an action. The Company has made demands of the appropriate insurers that they assume the

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



defense of and liability for any such claim that may be asserted.
The Company does not believe the outcome of this matter will have a material adverse effect on its financial position or results of operations.

Southern Union and Western Resources entered into an Environmental Liability Agreement (the "Environmental Liability Agreement") at the closing of the Missouri Acquisition. Subject to the accuracy of certain representations made by Western Resources in the Missouri Asset Purchase Agreement, the Environmental Liability Agreement provides for a tiered approach to the allocation of substantially all liabilities under environmental laws that may exist or arise with respect to Missouri Gas Energy. The Environmental Liability Agreement contemplates Southern Union first seeking reimbursement from other potentially responsible parties, or recovery of such costs under insurance or through rates charged to customers. To the extent certain environmental liabilities are discovered by Southern Union prior to January 31, 1996, and are not so reimbursed or recovered, Southern Union will be responsible for the first $3,000,000, if any, of out-of-pocket costs and expenses incurred to respond to and remediate any such environmental claim. Thereafter, Western Resources would share one-half of the next $15,000,000 of any such costs and expenses, and Southern Union would be solely liable for any such costs and expenses in excess of $18,000,000. Missouri Gas Energy owns or is otherwise associated with a number of sites where manufactured gas plants were previously operated. These plants were commonly used to supply gas service in the late 19th and early 20th centuries, in certain cases by corporate predecessors to Western Resources. By-products and residues from manufactured gas could be located at these sites and at some time in the future may require remediation by the EPA or delegated state regulatory authority. By virtue of notice under the Missouri Asset Purchase Agreement and its preliminary, non-invasive review, the Company became aware prior to closing of 11 such sites in the service territory of Missouri Gas Energy. Based on information reviewed thus far, it appears that neither Western Resources nor any predecessor in interest ever owned or operated at least three of those sites. Subsequent to the closing of the Missouri Acquisition, as a result of an environmental audit, the Company has discovered the existence of possibly six additional sites in the service territory of Missouri Gas Energy. Southern Union has so informed Western Resources. The Company does not know if any of these additional sites were ever owned or operated by Western Resources or any of its predecessors in interest. Western Resources has informed the Company that it was notified in 1991 by the EPA that it was evaluating one of the sites (in St. Joseph, Missouri) for any potential threat to human health and the environment. Western Resources has also advised the Company on September 15, 1994 that as of that date the EPA had not notified it that any further action may be required. Evaluation of the remainder of the sites by appropriate federal and state regulatory authorities may occur in the future. At the present time and based upon information available to management, the Company be

UTILITY REGULATION AND RATES

Prior to the Missouri Acquisition, Western Resources was required pursuant to a 1989 Missouri Public Service Commission ("MPSC") order to undertake a major gas safety program in the service territories of Missouri Gas Energy. Such activities included replacement of company- and customer-owned gas service and yard lines, the movement and resetting of meters, the replacement of cast iron mains and the replacement and cathodic protection of bare steel mains ("Missouri Safety Program"). In recognition of the
d agreements between the Company and the defendants are
of no force and effect. The first matter involves a letter agreement between the Company and certain of the defendants pursuant to which the defendants claim they are entitled to certain options for business from the Company. The second matter involves an agreement under which the Company purchases gas from certain of the defendants. In the second matter, the Company also is seeking damages for excessive charges which Missouri Gas Energy believes it has incurred in the past. On September 1 the defendants filed their answer and counterclaims in which they seek, among other things, damages for alleged breach. The Company intends to respond with various affirmative defenses and counterclaims of its own. The Company has not yet quantified either its damages or the damages sought by defendants. Southern Union Company v. Western
                               _________________________________
Resources, Inc., The Bishop Group, Ltd., et al., Civil Action No.
_______________________________________________
94-0509-CV-W-1, involves a claim by the Company that it is entitled to be indemnified by Western Resources for any and all costs and liabilities the Company may incur in connection with certain gas transportation agreements

               SOUTHERN UNION COMPANY AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



purportedly assigned to the Company at the closing of the Missouri Acquisition. In the event Western Resources is not obligated to provide the indemnification, the Company has also claimed that Western Resources nevertheless is liable for any and all damages suffered by the Company arising out of such agreements due to Western Resources' fraud and misrepresentation regarding such agreements prior to their assignment. The Company also has sued the counterparties to the transportation agreements for a declaratory judgment that the agreements themselves are of no force and effect. Western Resources filed its answer, counterclaims and cross-claims on August 1, 1994. Western Resources denied any responsibility to the Company arising out of the transportation agreements. Western Resources also has filed a cross-claim against the counterparties to the agreements for a declaratory judgment that Western Resources has fulfilled any responsibilities it ever had to the counterparties under such agreements.

Western Resources also filed two counterclaims against Southern Union seeking (i) the payment of certain amounts Western Resources claims it is owed under the purchase price "true-up" procedures of
Article III of the Missouri Asset Purchase Agreement totaling $7,100,000 and (ii) a declaratory judgment that certain other claims made by the Company against Western Resources arising out of the purchase price "true-up" procedures of Article III of the Missouri Asset Purchase Agreement are not subject to an arbitration clause contained in that Agreement. On August 25, 1994, Southern Union replied to the counterclaims of Western Resources with various affirmative defenses and raised counterclaims of its own against Western Resources seeking i) enforcement of the arbitration provision in the Missouri Asset Purchase Agreement, ii) damages for breach by Western Resources of its obligation to make certain payments under that agreement and iii) breach by Western Resources of various representations and warranties. The dispute between Southern Union and Western Resources arising out of the purchase price "true-up" process for the Missouri Acquisition and related claims essentially is that the Company has demanded a refund of approximately $12,000,000 of the approximately $400,000,000 Southern Union paid to Western Resources at the closing of the Missouri Acquisition, while Western Resources is refusing to arbitrate those issues and demanding an additional payment of approximately $7,100,000.

On August 10, 1994, the counterparties filed their answer, along with counterclaims against Southern Union and cross-claims against Western Resources. The counterparties allege, among other things, various breaches by and conspiracy to breach between Southern Union and Western Resources. On September 8, 1994, the Company replied to the counterclaims of the counterparties with a number of affirmative defenses. The Company also counterclaimed and cross-claimed against the counterparties and Western Resources respectively for tortious interference with business expectancy and conspiracy. The Company has not yet quantified either its damages or the damages sought by Western Resources other than in connection with the purchase price dispute discussed previously. The counter-parties have alleged a preliminary computation of damages in the range of $196,000,000 to $270,000,000 against Southern Union and Western Resources. The Company believes this allegation to be meritless. The Company intends to vigorously pursue all claims and to defend against all counterclaims in both actions. The Company does not believe the outcome of this matter will have a material adverse effect on its financial position or results of operations.

Southern Union and its subsidiaries are parties to other legal proceedings that its management considers to be the normal kinds of actions to which an enterprise of its size and nature might be subject, and not to be material to the Company's overall business or financial condition.

Pursuant to the terms of the Missouri Asset Purchase Agreement, the Company agreed to assume the Missouri portion of certain obliga-tions of Western Resources related to a 1990 settlement of a Wyoming Tight Sands anti-trust litigation. The settlement provided for the refund of $126,000,000 over a 20-year period for certain previous overcharges by certain gas suppliers. Approximately $63,400,000 related to customers of Missouri Gas Energy. In 1991, the MPSC approved a plan authorizing the refund of a lump sum payment to Missouri Gas Energy's

               SOUTHERN UNION COMPANY AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



customers with the remaining balance to be refunded over a ten-year period commencing in the year 2002. To secure the refund of the settlement proceeds, the MPSC authorized the establishment of an independently administered trust to collect cash receipts under the Tight Sands settlement and repay credit-facility borrowings used for the lump sum payment. The Company is committed, under the Tight Sands settlement agreement and the Missouri Asset Purchase Agreement, to take a minimum of 55,300 MMBtu's per day from certain gas suppliers until maturity of the trust's credit facility on December 31, 2001. In addition, in the event the trust does not receive cash payments from the gas suppliers as provided by the Tight Sands settlement agreement, the Company is committed to pay its applicable portion of the amount owed the lender of the credit-facility borrowings. The Company's unpaid applicable portion of the amount the trust owes the lender at September 30, 1994 was approximately $9,200,000.

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Southern Union Company is engaged in various activities in the distribution of natural gas to residential, commercial, industrial, agricultural and other customers in communities throughout Texas, western Missouri and the Oklahoma panhandle. The Company's principal line of business is the distribution of natural gas as a public utility through Southern Union Gas Company and Missouri Gas Energy, each of which is a division of the Company. In addition, the Company operates interstate and intrastate natural gas pipeline systems, markets natural gas to end-users, holds investments in real estate, and markets and sells natural gas for natural gas vehicles. Several of these business activities are subject to regulation by federal, state or local authorities where the Company operates. Thus, the Company's financial condition and results of operations have been and will continue to be dependent upon the receipt of adequate and timely adjustments in rates. In addition, the Company's business is affected by seasonal weather impacts, competitive factors within the energy industry and economic development and residential growth in its service areas.

On January 31, 1994, Southern Union completed the acquisition of Missouri Gas Energy (the "Missouri Acquisition"). As of
September 30, 1994, Missouri Gas Energy served approximately 463,000 customers in 147 communities in central and western Missouri, including Kansas City, St. Joseph, Joplin and Monett. In addition, on September 30, 1993, the Company completed the acquisition of Rio Grande Valley Gas Company ("Rio Grande") which serves approximately 74,000 customers in south Texas. These acquisitions were accounted for as purchases and accordingly, the operating results of the acquired companies have been included in the consolidated operating results since the respective dates of acquisition. See "Acquisitions" in the Notes to Consolidated Financial Statements for the quarter ended September 30, 1994, included herein. For these reasons, the results of operations of the Company for the periods subsequent to those acquisitions are not comparable to those periods prior to the acquisitions nor are the 1994 results of operations comparable with previous periods.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1994 and 1993

The Company recorded a net loss attributable to common stock of $6,168,000 for the three-month period ended September 30, 1994 compared to a net loss of $1,254,000 for the three-month period ended September 30, 1993. Net loss per common share, based on weighted average shares outstanding during the period, was $.54 in 1994 compared with a net loss per common share of $.15 in 1993. Due to the seasonal nature of the gas utility business, the three-month period ending September 30 is typically a loss period.

The increased net loss is primarily attributable to the seasonal revenue stream of the Missouri operations. Missouri Gas Energy's rate structure provides for the collection of a greater percentage of its margin during the winter heating season months when compared to Southern Union's operations in Texas, resulting in greater losses from the Missouri operations during the summer period.

In addition, because of the increase in the Company's outstanding debt, interest expense increased to $9,368,000 for the three months ended September 30, 1994 compared to $2,888,000 for the same period in 1993. The increase in outstanding debt is the result of the Missouri Acquisition, which was financed primarily through the sale of $475,000,000 of 7.60% Senior Debt Securities also in January 1994. The proceeds from the issuance of the Senior Debt Securities, along with a $50,000,000 Rights Offering and working capital from operations, were also used to retire approximately $105,000,000 of long-term debt.

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Operating revenues were $69,114,000 for the three-month period ended September 30, 1994, an increase of 113%, compared with operating revenues of $32,416,000 in 1993. Gas purchase costs for the three-month period ended September 30, 1994 were $28,825,000, an increase of 101%, compared with $14,336,000 in 1993. The Company's operating revenues are affected by the level of sales volumes and by the pass-through of increases or decreases in the Company's gas purchase costs through its purchased gas adjustment clauses. Both operating revenues and gas purchase costs increased in the three-month period ended September 30, 1994 as a result of a 86% increase in gas sales volumes from 6,259 MMcf in 1993 to 11,645 MMcf in 1994 and an increase in the average cost of gas to $3.51 per Mcf in 1994 from $3.00 per Mcf in 1993. The increase in volumes is due principally to a 134% increase in the average customer base to approximately 939,000 customers in 1994 compared with approximately 402,000 in 1993 resulting from the Missouri Acquisition and acquisition of Rio Grande (the "Rio Grande Acquisition"). The increase in the average cost per Mcf of gas is consistent with increases in average spot market gas prices and the average gas price incurred by the Missouri operations. The Missouri and Rio Grande Acquisitions contributed approximately $33,173,000 and $5,246,000, respectively, to the overall increase in operating revenues and approximately $13,454,000 and $2,309,000, respectively, in gas purchase costs.

Operating margin for the three-month period ended September 30, 1994 was $40,289,000 compared to $18,080,000 in 1993. The increase in operating margin also resulted from the Missouri and Rio Grande Acquisitions which contributed approximately $22,656,000 to the overall increase. The Company's operating margin for the three-month period ended September 30, 1994 was also favorably impacted by a rate increase in El Paso, Texas of $463,000 annualized, effective November 1, 1993.

Operating expenses, which include operating, maintenance and general expenses, taxes other than on income, and depreciation and amortization, were $41,245,000 for the three-month period ended September 30, 1994, an increase of 137%, compared with $17,376,000 in 1993. The increase was primarily attributable to the additional operating expenses associated with the Missouri and Rio Grande Acquisitions of approximately $21,061,000 and $2,385,000, respectively.

Interest expense on long-term debt was $9,368,000 for the three-month period ended September 30, 1994, an increase of 224%, compared to $2,888,000 in 1993. The increase in interest expense is due to the net increase in total long-term debt which included the sale of the $475,000,000 of Senior Debt Securities, completed on January 31, 1994 net of the retirement of $105,000,000 in long-term debt. The net proceeds from the sale of the Senior Debt Securities, together with the net proceeds from $50,000,000 Rights Offering and working capital from operations, was used to fund the Missouri and Rio Grande Acquisitions, and refinance certain short-term and long-term debt. See "Capitalization" in the Notes to the Consolidated Financial Statements for the three-month period ended September 30, 1994.

Other income for the three-month period ended September 30, 1994 was $1,535,000 compared to $811,000 in 1993. Other income for the three-month period ended September 30, 1994 consists of: rental income from Lavaca Realty Company ("Lavaca Realty"), the Company's real estate subsidiary, of approximately $661,000; approximately $360,000 related to the deferral of interest expense associated with the Missouri Gas Energy Safety Program; investment interest and interest on notes receivable of approximately $112,000; and approximately $94,000 from gas appliance merchandising. Other income for 1993 primarily consisted of a non-recurring accounting adjustment of approximately $1,168,000 to reverse a tax reserve upon the completion of prior federal income tax audits and $233,000 of investment interest and interest on notes receivable.

               SOUTHERN UNION COMPANY AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Weighted average shares of common stock outstanding were 11,449,193 for the three-month period ended September 30, 1994 compared to 8,271,032 in 1993. The increase is a result of the Rights Offering completed on December 31, 1993 to existing stockholders to subscribe for and purchase 2,000,000 pre-split and pre-dividend shares of the Company's common stock, par value $1.00 per share, at a pre-split and pre-dividend price of $25.00 per share for net proceeds of $49,351,000. The proceeds from the Rights Offering, together with the proceeds from the sale of the Senior Debt Securities, were used to fund the Missouri and Rio Grande Acquisitions, and to retire or refinance certain outstanding debt.

Twelve Months Ended September 30, 1994 and 1993

The Company recorded net earnings available for common stock of $3,464,000 for the twelve-month period ended September 30, 1994 compared with net earnings of $1,907,000 in 1993. Net earnings per common share, based on weighted average shares outstanding during the period, were $.32 in 1994 compared with net earnings per common share of $.23 in 1993.

Earnings from continuing operations, net of preferred dividends, for the twelve-month period ended September 30, 1994 were $3,464,000 compared with net earnings from continuing operations of $5,741,000 in 1993. Earnings from continuing operations per common share for the twelve-month period ended September 30, 1994 were $.32 compared with $.70 in 1993.

Operating revenues were $411,213,000 for the twelve-month period ended September 30, 1994, an increase of 104%, compared with operating revenues of $201,408,000 in 1993. Gas purchase costs for the twelve-month period ended September 30, 1994 were $225,614,000, an increase of 109%, compared with gas purchase costs of $107,943,000 in 1993. The increase in both operating revenues and gas purchase costs between periods was primarily the result of a 119% increase in gas sales volume to 99,367 MMcf in 1994 from 45,457 MMcf in 1993 and an increase in the average cost of gas to $2.93 per Mcf in 1994 from $2.59 per Mcf in 1993. The increase in volume is primarily attibutable to growth in the average customer base resulting from the Missouri and Rio Grande Acquisitions while the increase in the cost of gas is due to increases in gas prices, both previously discussed above. The Missouri and Rio Grande Acquisitions contributed operating revenues of approximately $176,675,000 and $29,097,000, respectively, while incremental gas purchase costs for these operating divisions were approximately $100,031,000 and $15,475,000, respectively.

Operating margin for the twelve-month period ended September 30, 1994 was $185,599,000 compared to $93,465,000 in 1993. The increase in operating margin resulted primarily from the Missouri and Rio Grande Acquisitions which contributed approximately $90,266,000 to the overall increase. The Company's operating margin for the twelve-month period ended September 30, 1994 was also favorably impacted by several rate increases effected during the past year including a $777,000 annualized increase in the Company's South Texas Region effective February 10, 1993; a $1,948,000 annualized increase in Austin effective July 1, 1993; and a $463,000 annualized increase in El Paso as previously discussed. In addition, on October 5, 1993, the MPSC issued a rate order increasing Missouri Gas Energy's natural gas rates by $9,750,000 annually. The MPSC rate order became effective on October 15, 1993. Due to the timing of the closing of the Missouri Acquisition on January 31, 1994, the Company's results of operations for the twelve months ended September 30, 1994 do not include the full effect of this rate increase.

Operating expenses, which include operating, maintenance and general expenses, taxes other than on income and depreciation and amortization, were $155,226,000 for the twelve-month period ended
September 30, 1994, an

                   SOUTHERN UNION COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



increase of 111%, compared with operating expenses of $73,670,00 in 1993. The increase in these expenses is principally due to the operating expenses associated with the Missouri and Rio Grande
Acquisitions of approximately $69,318,000 and $9,920,000, respectively.

Total other expenses were $24,226,000 for the twelve-month period ended September 30, 1994, an increase of 167%, compared with other expenses of $9,079,000 in 1993. The increase is due principally to the increase in interest expense partially offset by an increase in other income. Interest expense on long-term debt was $30,048,000 for the twelve-month period ended September 30, 1994, an increase of approximately 158%, compared with interest expense of $11,633,000 in 1993 which is due to the net increase in long-term debt, previously discussed. Other net income for the twelve-month period ended September 30, 1994 included: rental income from Lavaca Realty of approximately $2,324,000; a non-recurring accounting adjustment of approximately $1,177,000 related to the amendment of prior year federal income tax returns and the reversal of a tax reserve upon the completion of prior period federal income tax audits; investment interest and interest on notes receivable of approximately $825,000; approximately $667,000 related to the deferral of interest expense associated with the Missouri Gas Energy Safety Program; a pre-tax gain of approximately $494,000 on the sale of undeveloped real estate; and approximately $347,000 from gas appliance merchandising. Other net income for the twelve-month period ended September 30, 1993 included: a reversal of approximately $2,200,000 of contingency reserves recorded at the time an acquiring company completed a cash merger into Southern Union in February 1990; a non-recurring accounting adjustment of approximately $1,168,000 to reverse a tax reserve upon the completion of prior period federal income tax audits; and a $950,000 gain resulting from a litigation settlement.

The overall increase in net earnings for the twelve-month period ended September 30, 1994 also reflects the Company's recognition of a net loss from a discontinued operation of $3,834,000, net of tax, recorded in the twelve-month period ended September 30, 1993. In addition, net earnings in 1994 were favorably impacted by the elimination of $1,468,000 in preferred dividends as the remaining shares of cumulative preferred stock were retired in June 1993.

Because of the acquisition of Missouri Gas Energy on January 31, 1994, the income from operations of Missouri Gas Energy are consolidated with the Company subsequent to that date. Thus, the results of operations for the twelve-month period ended
September 30, 1994 are not indicative of results that would necessarily be achieved for a full year since the majority of the Company's operating margin is earned during the winter heating season.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following table sets forth certain information regarding the Company's gas utility operations for the three- and twelve-month periods ended September 30, 1994 and 1993:

                           Three Months         Twelve Months
                        Ended September 30,   Ended September 30,
                          1994       1993       1994       1993
                        ________   ________   ________   ________


Average number of
  gas sales custo-
  mers served:
    Residential. . .     850,910    373,240    723,114    371,362
    Commercial . . .      84,453     25,190     67,921     26,008
    Industrial and
      irrigation . .         646        769        797        759
    Public authori-
      ties and
      other. . . . .       2,716      2,216      2,647      2,217
    Pipeline and
      marketing. . .         545        212        356        179
                        ________   ________   ________   ________
        Total
          average
          customers
          served . .     939,270    401,627    794,835    400,525
                        ========   ========   ========   ========

Gas sales in millions
  of cubic feet (MMcf)
    Residential. . .       5,060      2,057     48,424     21,534
    Commercial . . .       3,189      1,416     21,969      9,272
    Industrial and
      irrigation . .         652        773      2,121      2,735
    Public authori-
      ties and
      other. . . . .         170        216      2,913      2,984
    Pipeline and
      marketing. . .       2,043      1,795      7,730      9,574
                        ________   ________   ________   ________
    Gas sales
      billed . . . .      11,114      6,257     83,157     46,099
    Net change in
      unbilled gas
      sales. . . . .         531          2     (5,548)      (642)
                        ________   ________   ________   ________
        Total gas
          sales. . .      11,645      6,259     77,609     45,457
                        ========   ========   ========   ========

Gas sales revenues
  (thousands of
  dollars):
    Residential. . .    $ 38,030   $ 15,181   $268,855   $111,341
    Commercial . . .      14,278      6,310    102,244     39,009
    Industrial and
      irrigation . .       2,117      2,585      8,838      9,444
    Public authori-
      ties and
      other. . . . .         774        815     10,902     10,541
    Pipeline and
      marketing. . .       4,681      4,139     18,301     23,099
                        ________   ________   ________   ________
        Gas revenues
          billed . .      59,880     29,030    409,140    193,434
    Net change in
      unbilled gas
      sales
      revenues . . .       2,291        136    (28,427)    (1,246)
                        ________   ________   ________   ________
        Total gas
          sales
          revenues .    $ 62,171   $ 29,166   $380,713   $192,188
                        ========   ========   ========   ========

Gas sales margin
  (thousands of
  dollars) . . . . .    $ 33,346   $ 14,830   $155,099   $ 84,245
                        ========   ========   ========   ========

Gas sales revenue per
  thousand cubic feet
  (Mcf) billed:
    Residential. . .    $  7.516   $  7.380   $  5.552   $  5.170
    Commercial . . .       4.478      4.456      4.654      4,207
    Industrial and
      irrigation . .       3.245      3.344      4.167      3.453
    Public authori-
      ties and
      other. . . . .       4.555      3.773      3.743      3.533
    Pipeline and
      marketing. . .       2.291      2.306      2.368      2.413

Weather effect:
  Degree days. . . .          31          0      1,821      1,907
  Percent of normal,
    based on 30-year
    average. . . . .        110%       100%        90%        88%

Gas transported in
  millions of cubic
  feet (MMcf). . . .      14,215      6,148     44,201     25,210
Gas transportation
  revenues
  (thousands of
  dollars) . . . . .    $  3,122   $  1,468   $ 11,615   $  6,204

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

The principal sources of funds during the three-month period ended September 30, 1994 included approximately $41,400,000 from the Company's available credit facility which provided funds for additions to property, plant and equipment of approximately
$14,300,000 and other seasonal working capital needs of the Company.

The effective rate of interest on debt outstanding for the three-month period ended September 30, 1993 was approximately 10.25%. The effective rate under the current debt structure is approximately 7.74% (including interest and the amortization of debt issuance costs and redemption premiums on refinanced debt).

On September 30, 1993, Southern Union entered into a new revolving credit facility with a three year term (the "Revolving Credit Facility") initially underwritten by Texas Commerce Bank, N.A. for $80,000,000. On November 15, 1993, the Revolving Credit Facility was syndicated to five additional banks and the aggregate amount available to be borrowed was increased to $100,000,000. Borrowings under the Revolving Credit Facility are available for Southern Union's working capital and letter of credit requirements. At
June 30, 1994 the outstanding balance on the Revolving Credit Facility was zero. The amount outstanding under the Revolving Credit Facility at September 30, 1994 and November 4, 1994 was $41,400,000 and $49,000,000, respectively.

          SOUTHERN UNION COMPANY AND SUBSIDIARIES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      SOUTHERN UNION COMPANY
                                      ______________________
                                           (Registrant)






Date   November 9, 1994          By  RONALD J. ENDRES
       ________________              ________________
                                     Ronald J. Endres
                                     Senior Vice President of
                                       Administration, and
                                       Chief Financial Officer




Date   November 9, 1994          By  DAVID J. KVAPIL
       ________________              _______________
                                     David J. Kvapil
                                     Vice President and Controller
                                     (Principal Accounting Officer)