Form 10-Q
period 1994-12-31
SOUTHERN UNION CO
filed 1995-01-30
CIK 203248

=================================================================

       UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D. C.  20549
                     --------------------

                           FORM 10-Q

                For the quarterly period ended

                      December 31, 1994


                  Commission File No. 1-6407
                     --------------------


                    SOUTHERN UNION COMPANY
    (Exact name of registrant as specified in its charter)

          Delaware                            75-0571592
(State or other jurisdiction of            (I.R.S.Employer
incorporation or organization)           Identification No.)

    504 Lavaca Street, Eighth Floor              78701
             Austin, Texas                    (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code:  (512) 477-5981

    Securities Registered Pursuant to Section 12(b) of the Act:

  Title of each class     Name of each exchange in which registered
  -------------------     -----------------------------------------
Common Stock, par value           American Stock Exchange
     $1 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No
                           ---     ---

The number of shares of the registrant's Common Stock outstanding on January 26, 1995 was 11,459,559.

=================================================================

           SOUTHERN UNION COMPANY AND SUBSIDIARIES
                         FORM 10-Q
                     December 31, 1994
                          Index



PART I.  FINANCIAL INFORMATION                              Page(s)

   Item 1.  Financial Statements

            Statements of consolidated operations -
               three, six and twelve months ended
               December 31, 1994 and 1993

            Consolidated balance sheet -
               December 31, 1994 and 1993 and
               June 30, 1994

            Statement of common stockholders' equity -
               six months ended December 31, 1994 and
               and twelve months ended June 30, 1994

            Statements of consolidated cash flows -
               three, six and twelve months ended
               December 31, 1994 and 1993

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

            (See "CONTINGENCIES" under Notes to Consolidated
               Financial Statements)

   Item 6.  Exhibits and Reports on Form 8-K

              (a)  Exhibit 11 -- Computation of primary and fully
                                 diluted earnings per share

              (b)  Exhibit 27 -- Financial Data Schedule

              (c)  Reports on Form 8-K -- None

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

              STATEMENT OF CONSOLIDATED OPERATIONS



                                    Three Months Ended December 31,
                                    -------------------------------
                                       1994                 1993
                                    ----------           ----------
                                     (thousands of dollars, except
                                      shares and per share amounts)

Operating revenues . . . . . . . .  $ 145,497            $  74,465
Gas purchase costs . . . . . . . .     77,634               42,518
                                    ---------            ---------
   Operating margin. . . . . . . .     67,863               31,947
                                    ---------            ---------

Operating expenses:
   Operating, maintenance and
      general. . . . . . . . . . .     30,282               14,787
   Taxes, other than on income . .      9,930                4,559
   Depreciation and amortization .      8,191                4,156
                                    ---------            ---------
      Total operating expenses . .     48,403               23,502
                                    ---------            ---------
      Net operating revenues . . .     19,460                8,445
                                    ---------            ---------

Other income (expenses):
   Interest on long-term debt. . .     (9,367)              (2,844)
   Other interest. . . . . . . . .       (959)              (1,008)
   Other, net. . . . . . . . . . .        801                2,729
                                    ---------            ---------
      Total other expenses, net. .     (9,525)              (1,123)
                                    ---------            ---------

Earnings before income taxes . . .      9,935                7,322

Federal and state income taxes . .      3,377                2,581
                                    ---------            ---------

Net earnings available for
   common stock. . . . . . . . . .  $   6,558            $   4,741
                                    =========            =========

Net earnings per common share. . .  $     .57            $     .57
                                    =========            =========

Weighted average shares
   outstanding . . . . . . . . . . 11,455,142            8,367,321
                                   ==========            =========



See accompanying notes to the consolidated financial statements.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

              STATEMENT OF CONSOLIDATED OPERATIONS



                                      Six Months Ended December 31,
                                      -----------------------------
                                         1994               1993
                                      ----------         ----------
                                      (thousands of dollars, except
                                      shares and per share amounts)

Operating revenues. . . . . . . . .   $ 214,611          $ 105,601
Gas purchase costs. . . . . . . . .     106,459             56,854
                                      ---------          ---------
   Operating margin . . . . . . . .     108,152             48,747
                                      ---------          ---------

Operating expenses:
   Operating, maintenance and
      general . . . . . . . . . . .      56,879             26,283
   Taxes, other than on income. . .      16,560              6,960
   Depreciation and amortization. .      16,209              7,635
                                      ---------          ---------
      Total operating expenses. . .      89,648             40,878
                                      ---------          ---------
      Net operating revenues. . . .      18,504              7,869
                                      ---------          ---------

Other income (expenses):
   Interest on long-term debt . . .     (18,735)            (5,732)
   Other interest . . . . . . . . .      (1,494)            (1,544)
   Other, net . . . . . . . . . . .       2,336              4,820
                                      ---------          ---------
      Total other expenses, net . .     (17,893)            (2,456)
                                      ---------          ---------

Earnings before income taxes. . . .         611              5,413

Federal and state income taxes. . .         221              1,926
                                      ---------          ---------

Net earnings available for
   common stock . . . . . . . . . .   $     390          $   3,487
                                      =========          =========

Net earnings per common share . . .   $     .03          $     .42
                                      =========          =========

Weighted average shares
   outstanding. . . . . . . . . . .  11,452,168          8,319,176
                                     ==========          =========


See accompanying notes to the consolidated financial statements.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

              STATEMENT OF CONSOLIDATED OPERATIONS



                                   Twelve Months Ended December 31,
                                   --------------------------------
                                      1994                  1993
                                   ----------            ----------
                                    (thousands of dollars, except
                                    shares and per share amounts)


Operating revenues. . . . . . . .  $ 483,574             $ 209,005
Gas purchase costs. . . . . . . .    260,733               110,384
                                   ---------             ---------
   Operating margin . . . . . . .    222,841                98,621
                                   ---------             ---------

Operating expenses:
   Operating, maintenance and
      general . . . . . . . . . .    110,262                50,076
   Taxes, other than on income. .     39,371                14,365
   Depreciation and amortization.     30,494                14,416
                                   ---------             ---------
      Total operating expenses. .    180,127                78,857
                                   ---------             ---------
      Net operating revenues. . .     42,714                19,764
                                   ---------             ---------

Other income (expenses):
   Interest on long-term debt . .    (36,571)              (11,535)
   Other interest . . . . . . . .     (1,846)               (2,212)
   Other, net . . . . . . . . . .      4,462                 5,571
                                   ---------             ---------
      Total other expenses, net .    (33,955)               (8,176)
                                   ---------             ---------

Earnings before income taxes. . .      8,759                11,588

Federal and state income taxes. .      3,480                 3,855
                                   ---------             ---------

Earnings before preferred
   dividends. . . . . . . . . . .      5,279                 7,733

Preferred dividends . . . . . . .        --                   (843)
                                   ---------             ---------

Net earnings available for
   common stock . . . . . . . . .  $   5,279             $   6,890
                                   =========             =========

Net earnings per common share . .  $     .46             $     .83
                                   =========             =========

Weighted average shares
   outstanding. . . . . . . . . . 11,445,338             8,286,260
                                  ==========             =========


See accompanying notes to the consolidated financial statements.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEET

                          ASSETS



                                      December 31,         June 30,
                                 ----------------------
                                    1994        1993        1994
                                 ----------  ----------  ----------
                                       (thousands of dollars)

Property, plant and equipment:
   Plant in service. . . . . .   $ 839,068   $ 374,963   $ 813,055
   Construction work in
      progress . . . . . . . .      28,240       2,080      21,991
                                 ---------   ---------   ---------
                                   867,308     377,043     835,046
   Less accumulated deprecia-
      tion and amortization. .    (287,960)   (144,491)   (279,120)
                                 ---------   ---------   ---------
                                   579,348     232,552     555,926
   Additional purchase cost
      assigned to utility
      plant, net . . . . . . .     165,983      92,991     167,374
                                 ---------   ---------   ---------

   Net property, plant and
      equipment. . . . . . . .     745,331     325,543     723,300
                                 ---------   ---------   ---------



Current assets:
   Cash and cash equivalents .         --        2,918       5,881
   Accounts receivable,
      billed and unbilled. . .      85,391      46,292      48,273
   Inventories, principally
      at average cost. . . . .      38,990       2,950      23,612
   Prepayments and other . . .       2,349       2,077       1,621
                                 ---------   ---------   ---------

      Total current assets . .     126,730      54,237      79,387
                                 ---------   ---------   ---------

Deferred charges . . . . . . .      77,973      16,160      74,367
Real estate. . . . . . . . . .      10,866      11,718      11,983
Other. . . . . . . . . . . . .       1,820       8,549       1,913
                                 ---------   ---------   ---------



   Total . . . . . . . . . . .   $ 962,720   $ 416,207   $ 890,950
                                 =========   =========   =========



See accompanying notes to the consolidated financial statements.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

              STOCKHOLDERS' EQUITY AND LIABILITIES



                                      December 31,         June 30,
                                 ----------------------
                                    1994        1993        1994
                                 ----------  ----------  ----------
                                       (thousands of dollars)

Common stockholders' equity:
   Common stock, $1 par value;
      authorized 50,000,000
      shares; issued 11,509,294
      shares. . . . . . . . . .  $  11,509   $   7,306   $  11,497
   Premium on capital stock . .    198,355     192,298     198,272
   Less treasury stock,
      at cost . . . . . . . . .       (794)       (794)       (794)
   Retained earnings. . . . . .        390       3,128         --
                                 ---------   ---------   ---------

   Total common stockholders'
      equity. . . . . . . . . .    209,460     201,938     208,975
                                 ---------   ---------   ---------

Long-term debt. . . . . . . . .    478,722      89,019     479,048
                                 ---------   ---------   ---------

Current liabilities:
   Long-term debt due
      within one year . . . . .        956      20,555         889
   Notes payable. . . . . . . .     44,000      20,100         --
   Accounts payable . . . . . .     52,359      27,149      44,631
   Federal, state and
      local taxes . . . . . . .     10,757      10,982       8,706
   Accrued interest . . . . . .     15,566       3,028      15,579
   Customer deposits. . . . . .     13,938       3,988      13,029
   Deferred gas purchase costs
      due to customers. . . . .     23,125       2,648       8,509
   Other. . . . . . . . . . . .     12,199       6,309      12,435
                                 ---------   ---------   ---------

      Total current
         liabilities. . . . . .    172,900      94,759     103,778
                                 ---------   ---------   ---------


Deferred credits and other
   liabilities. . . . . . . . .     72,258      10,882      69,437
Accumulated deferred income
   taxes. . . . . . . . . . . .     29,380      19,609      29,712
Commitments and contingencies .        --          --          --
                                 ---------   ---------   ---------

   Total. . . . . . . . . . . .  $ 962,720   $ 416,207   $ 890,950
                                 =========   =========   =========



See accompanying notes to the consolidated financial statements.

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

              STATEMENT OF COMMON STOCKHOLDERS' EQUITY



                                        Trea-
                      Common Premium    sury
                      Stock    on      Stock,  Retained
                      $1 Par Capital     at    Earnings
                      Value   Stock     Cost   (Deficit)  Total
                     ------- -------   ------  --------- -------
                                (thousands of dollars)

Balance July 1,
   1993. . . . . . . $ 5,302 $144,902  $(794)  $  1,744  $151,154

   Net earnings. . .     --       --     --       8,378     8,378

   Rights Offering
      for 2,000,000
      shares of
      common stock .   2,000   47,351    --         --     49,351

   Three-for-two
      stock split. .   3,628   (3,628)   --         --        --

   Stock dividend. .     545    9,524    --     (10,069)      --

   Exercise of stock
      options. . . .      22      186    --         --        208

   Stock issuance
      costs and
      other. . . . .     --       (63)   --         (53)     (116)
                     ------- --------  -----   --------  --------


Balance June 30,
   1994. . . . . . .  11,497  198,272   (794)       --    208,975

   Net earnings. . .     --       --     --         390       390

   Exercise of
      stock options.      12       83    --         --         95
                     ------- --------  -----   --------  --------


Balance December 31,
   1994. . . . . . . $11,509 $198,355  $(794)  $    390  $209,460
                     ======= ========  =====   ========  ========


See accompanying notes to the consolidated financial statements.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

              STATEMENT OF CONSOLIDATED CASH FLOWS



                                    Three Months Ended December 31,
                                    -------------------------------
                                       1994                 1993
                                    ----------           ----------
                                        (thousands of dollars)

Net cash flow from operating
   activities. . . . . . . . . .    $ 15,797             $  8,326
                                    --------             --------

Cash flow from (used in)
   investing activities:
      Additions to property,
         plant and equipment . .     (22,316)              (6,589)
      Acquisition of operations,
         net of cash received. .         --                (2,566)
      Net change in deferred
         charges and deferred
         credits . . . . . . . .          95               (3,937)
      Other, net . . . . . . . .         283                  (84)
                                    --------             --------

         Net cash flows used
            in investing
            activities . . . . .     (21,938)             (13,176)
                                    --------             --------

Cash flow from (used in)
   financing activities:
      Net borrowings (pay-
         ments) under
         revolving credit
         facility. . . . . . . .       2,600              (50,300)
      Repayment of debt. . . . .        (169)                (249)
      Proceeds from rights
         offering, net . . . . .         --                49,351
      Credit facility renewal
         fee . . . . . . . . . .         --                (1,050)
      Bank checks outstanding,
         less balance per bank .       1,725                  --
      Other, net . . . . . . . .          59                  297
                                    --------             --------

         Net cash flows from
            (used in) financing
            activities . . . . .       4,215               (1,951)
                                    --------             --------

Decrease in cash and cash
   equivalents . . . . . . . . .      (1,926)              (6,801)
Cash and cash equivalents at
   beginning of period . . . . .       1,926                9,719
                                    --------             --------

Cash and cash equivalents
   at end of period. . . . . . .    $    --              $  2,918
                                    ========             ========


Supplemental disclosures of
   cash flow information:
      Cash paid during the
         period for:
            Interest . . . . . .    $    733             $  4,307
                                    =========            =========
            Income taxes
               (refunded). . . .    $    (22)            $  2,409
                                    ========             ========


See accompanying notes to the consolidated financial statements.

               SOUTHERN UNION COMPANY AND SUBSIDIARIES

                STATEMENT OF CONSOLIDATED CASH FLOWS



                                      Six Months Ended December 31,
                                      -----------------------------
                                         1994               1993
                                      ----------         ----------
                                         (thousands of dollars)

Net cash flow used in operating
   activities. . . . . . . . . . .    $ (12,547)         $  (2,073)
                                      ---------          ---------

Cash flow from (used in)
   investing activities:
      Additions to property,
         plant and equipment . . .      (36,605)           (11,202)
      Acquisition of operations,
         net of cash received. . .       (1,072)           (35,285)
      Leasehold improvements . . .         (249)            (1,112)
      Net change in deferred
         charges and deferred
         credits . . . . . . . . .       (1,378)              (590)
      Other, net . . . . . . . . .          531                929
                                      ---------          ---------

         Net cash flows used in
            investing activities .      (38,773)           (47,260)
                                      ---------          ---------

Cash flow from (used in)
   financing activities:
      Net borrowings (payments)
         under revolving credit
         facility. . . . . . . . .       44,000             (8,100)
      Repayment of debt. . . . . .         (381)              (461)
      Proceeds from rights
         offering, net . . . . . .          --              49,351
      Credit facility renewal fee.          --              (1,050)
      Bank checks outstanding,
         less balance per bank . .        1,725                --
      Other, net . . . . . . . . .           95                333
                                      ---------          ---------

         Net cash flows from
            financing activities .       45,439             40,073
                                      ---------          ---------


Decrease in cash and cash
   equivalents . . . . . . . . . .       (5,881)            (9,260)
Cash and cash equivalents at
   beginning of period . . . . . .        5,881             12,178
                                      ---------          ---------

Cash and cash equivalents
   at end of period. . . . . . . .    $     --           $   2,918
                                      =========          =========


Supplemental disclosures of
   cash flow information:
      Cash paid during the
         period for:
            Interest . . . . . . .    $  19,231          $   7,159
                                      =========          =========
            Income taxes
               (refunded). . . . .    $     (18)         $   5,435
                                      =========          =========


See accompanying notes to the consolidated financial statements.

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

               STATEMENT OF CONSOLIDATED CASH FLOWS



                                   Twelve Months Ended December 31,
                                   --------------------------------
                                      1994                  1993
                                   ----------            ----------
                                        (thousands of dollars)

Net cash flow from operating
   activities. . . . . . . . . .   $  88,630             $  15,017
                                   ---------             ---------

Cash flow from (used in)
   investing activities:
      Additions to property,
         plant and equipment . .     (64,738)              (18,532)
      Acquisition of operations,
         net of cash received. .    (406,364)              (35,559)
      Leasehold improvements . .        (639)               (2,018)
      Proceeds from sale of
         discontinued operation.         --                 16,493
      Collection of note
         receivable. . . . . . .       6,000                   --
      Net change in deferred
         charges and deferred
         credits . . . . . . . .      (1,069)                 (993)
      Other, net . . . . . . . .         827                   757
                                   ---------             ---------

         Net cash flows used
            in investing
            activities . . . . .    (465,983)              (39,852)
                                   ---------             ---------

Cash flow from (used in)
   financing activities:
      Net borrowings under
         revolving credit
         facility. . . . . . . .      23,900                 6,200
      Repayment of debt. . . . .    (107,227)                 (938)
      Issuance of debt . . . . .     475,000                   --
      Premium on early
         extinguishment of debt.     (13,715)                  --
      Debt issuance costs. . . .      (5,439)                  --
      Proceeds from rights
         offering, net . . . . .         --                 49,351
      Redemption of preferred
         stock . . . . . . . . .         --                (25,272)
      Payment of preferred
         dividends . . . . . . .         --                   (843)
      Credit facility renewal
         fee . . . . . . . . . .         --                 (1,050)
      Bank checks outstanding,
         less balance per bank .       1,725                   --
      Other, net . . . . . . . .         191                   216
                                   ---------             ---------

         Net cash flows from
            financing
            activities . . . . .     374,435                27,664
                                   ---------             ---------

Increase (decrease) in cash
   and cash equivalents. . . . .      (2,918)                2,829
Cash and cash equivalents at
   beginning of period . . . . .       2,918                    89
                                   ---------             ---------

Cash and cash equivalents
   at end of period. . . . . . .   $     --              $   2,918
                                   =========             =========

Supplemental disclosures
   of cash flow information:
      Cash paid during the
         period for:
            Interest . . . . . .   $  24,034             $  12,820
                                   =========             =========
            Income taxes . . . .   $     367             $   9,691
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

As described below, the Company acquired Missouri Gas Energy on January 31, 1994. The earnings from operations of Missouri Gas Energy are consolidated with the Company subsequent to that date. Thus the Company's consolidated results of operations for the twelve-month period ended December 31, 1994, which exclude Missouri Gas Energy's operations during the month of January 1994, are not indicative of results that would necessarily be achieved for a full year. Likewise, Missouri Gas Energy's rate structure collects a greater percentage of its operating margin in the winter heating season of which January historically contributes approximately
17% of the annual operating margin to the Missouri operations.
In addition, the timing of the acquisition of Missouri Gas
Energy also substantially impacts the comparability of the three-, six- and twelve-month pariods ended December 31, 1994 and 1993.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in Southern Union Company's ("Southern Union" or the "Company") Transition Report on Form 10-K for the fiscal year ended June 30, 1994. Certain prior period amounts have been reclassified to conform with the current period presentation.

CHANGE IN FISCAL YEAR

On May 25, 1994, Southern Union's Board of Directors approved a change in the Company's fiscal year-end from December 31 to June 30 effective with the period ended June 30, 1994. The new fiscal year more closely conforms the Company's reporting of its financial condition and results of operations to its seasonal business cycle.

ACQUISITIONS

Missouri Gas Energy

On January 31, 1994, the Company consummated the acquisition of Missouri Gas Energy (the "Missouri Acquisition") from Western Resources, Inc. ("Western Resources") for $400,300,000 in cash.
The final determination of the purchase price is currently subject to arbitration. The Company does not anticipate that the outcome of the arbitration will have a material impact on its financial position or results of operations. See "Contingencies." The Missouri Acquisition was financed with proceeds from the sale of $475,000,000 of 7.60% Senior Notes due 2024 (the "Senior Debt Securities") completed on January 31, 1994 and net proceeds from the sale of $50,000,000 of common stock in a subscription rights offering (the "Rights Offering") completed on December 31, 1993. See "Capitalization." The assets of Missouri Gas Energy were included in the Company's consolidated balance sheet at January 31, 1994 and earnings from the operations of Missouri Gas Energy have been included in the statement of consolidated operations since February 1, 1994. Missouri Gas Energy serves approximately 468,000 customers in 147 communities in central and western Missouri, including Kansas City, St. Joseph, Joplin and Monett. The acquisition was accounted for using the purchase method. The additional purchase cost assigned to utility plant of approximately $78,000,000 reflects the excess of the purchase price over the historical book carrying value of net assets acquired plus certain accounting entries to record certain preacquisition contingencies. The additional purchase cost assigned to utility plant is amortized on a straight-line basis over forty years.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Rio Grande Valley

On September 30, 1993, the Company acquired Rio Grande Valley Gas Company ("Rio Grande") for $30,500,000. Rio Grande serves approximately 79,000 customers in the south Texas counties of Willacy, Cameron and Hidalgo. Rio Grande's service area includes 32 towns and cities along the Mexico border, including Harlingen, McAllen and Brownsville (the southernmost city in the continental U.S.). The Company initially funded the purchase with borrowings from its revolving credit facility which were subsequently repaid with proceeds from the sale of the Senior Debt Securities completed on January 31, 1994, and the Rights Offering completed on December 31, 1993. The assets of Rio Grande were included in the consolidated balance sheet at September 30, 1993 and earnings from operations of Rio Grande has been included in the statement of consolidated operations beginning October 1, 1993. The acquisition was accounted for using the purchase method. The additional purchase cost assigned to utility plant of approximately $11,644,000 reflects the excess of the purchase price over the historical book carrying value of the net assets acquired. The additional purchase cost assigned to utility plant is amortized on a straight-line basis over forty years.

PRO FORMA CONDENSED STATEMENT OF CONSOLIDATED OPERATIONS

The following unaudited pro forma condensed statement of consolidated operations for the three and twelve months ended December 31, 1994 and 1993 is presented as though the following events had been consummated at the beginning of the periods presented: (i) the Missouri and Rio Grande Acquisitions; (ii) the sale of the Senior Debt Securities; (iii) the completion of the Rights Offering; (iv) the refinancing of certain short-term and long-term debt; and (v) the elimination of preferred stock dividends resulting from the purchase and redemption of all outstanding preferred stock. The pro forma financial information is not necessarily indicative of the results which would have actually been obtained had the acquisitions of Missouri Gas Energy and Rio Grande, the Rights Offering, the sale of Senior Debt Securities or the refinancings been completed as of the assumed date for the periods presented or which may be obtained in the future.

                         Three Months Ended    Twelve Months Ended
                            December 31,          December 31,
                        --------------------   --------------------
                           1994       1993        1994       1993
                        ---------  ---------   ---------  ---------
                             (thousands of dollars, except per
                                       share amounts)

Operating revenues. .   $145,497   $189,325    $559,722   $579,548
Gas purchase costs. .     77,634    119,182     314,807    340,047
                        --------   --------    --------   --------
   Operating margin .     67,863     70,143     244,915    239,501
Operating expenses. .     48,403     50,922     192,885    190,417
                        --------   --------    --------   --------
Net operating
   revenues . . . . .     19,460     19,221      52,030     49,084
Interest on long-
   term debt. . . . .     (9,367)    (9,189)    (37,658)   (36,915)
Other income
   (expense), net . .       (158)     1,720       1,822      5,179
                        --------   --------    --------   --------
   Earnings before
      income taxes. .      9,935     11,752      16,194     17,348
Federal and state
   income taxes . . .      3,377      4,466       6,154      6,592
                        --------   --------    --------   --------
   Net earnings
      available for
      common stock. .   $  6,558   $  7,286    $ 10,040   $ 10,756
                        ========   ========    ========   ========

Net earnings per
   common share . . .   $    .57   $    .64    $    .88   $    .94
                        ========   ========    ========   ========

Weighted average
   shares outstanding
   (thousands). . . .     11,455     11,423      11,445     11,412
                        ========   ========    ========   ========

Percent of normal
   weather, based on
   30-year average. .        78%       102%         84%        89%
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

FINANCIAL CONDITION

As a result of the Missouri Acquisition on January 31, 1994, certain balance sheet amounts have changed significantly. Details of specific line item classifications on the balance sheet as of December 31, 1994 are set forth below.

Inventories.  Inventories consist principally of gas in underground
- -----------
storage and materials and supplies. Gas in underground storage of approximately $31,084,000 at December 31, 1994 consists of approximately 14,381,000 MMBtu's of gas attributable to the operations of Missouri Gas Energy.

Deferred Charges.  Deferred charges consist principally of:  (i)
- ----------------
unamortized debt issuance costs and premiums on early extinguishment of debt of approximately $24,500,000; (ii) a regulatory asset of $38,300,000 for the deferral of the actuarially calculated accumulated postretirement benefit obligation assumed in the purchase of Missouri Gas Energy; (iii) a regulatory asset of approximately $7,475,000 for the deferral of those costs and expenditures, including depreciation, property taxes and associated carrying costs, related to a major gas safety program in the service territories of Missouri Gas Energy; and (iv) approximately $4,783,000 in take or pay costs associated with Missouri Gas Energy. See "Capitalization" and "Utility Regulations and Rates."

Deferred Gas Purchase Costs Due to Customers.  Deferred gas
- --------------------------------------------
purchase costs due to customers increased due to the gas purchases and recovery activity since the acquisition of Missouri Gas Energy. The account also includes a refund of approximately $10,330,000 from a gas supplier of Missouri Gas Energy that will be returned to its customers.

Deferred Credits and Other Liabilities.  Deferred credits and other
- --------------------------------------
liabilities consist principally of non-current liabilities for:
(i) customer advances for construction of approximately $9,559,000;
(ii) approximately $38,300,000 for the deferral of the actuarially calculated accumulated post-retirement benefit obligation, previously discussed; (iii) employee severance and other costs associated with an early retirement program for employees of Missouri Gas Energy of approximately $9,900,000; (iv) other Missouri Gas Energy preacquisition contingencies of approximately $7,867,000; and (v) approximately $4,783,000 in take or pay costs associated with Missouri Gas Energy.

                SOUTHERN UNION COMPANY AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



CAPITALIZATION

First mortgage bonds and other long-term debt outstanding, including current maturities, were as follows:

                                           December 31,    June 30,
                                              1994           1994
                                           ------------    --------
                                            (thousands of dollars)

First mortgage bonds:
   11.5% due 2000 -- collateralized
      by utility plant in service. . . .    $   1,700      $  1,700
Other long-term debt:
   7.60% Senior Notes due 2024 . . . . .      475,000       475,000
   Other . . . . . . . . . . . . . . . .        2,978         3,237
                                            ---------      --------
Total debt . . . . . . . . . . . . . . .      479,678       479,937
   Less current portion. . . . . . . . .          956           889
                                            ---------      --------
      Total long-term debt . . . . . . .    $ 478,722      $479,048
                                            =========      ========

On January 31, 1994, Southern Union completed the sale of the Senior Debt Securities. The net proceeds from the sale of the Senior Debt Securities, together with the net proceeds from the Rights Offering and working capital from operations, were used to:
(i) fund the Missouri Acquisition; (ii) repay approximately $59,300,000 of borrowings under the $100,000,000 revolving credit facility previously used to fund the Rio Grande Acquisition and repurchase all outstanding preferred stock; (iii) refinance, on January 31, 1994, the $10,000,000 aggregate principal amount of 9.45% notes due January 31, 2004 and $25,000,000 aggregate principal amount of 10% notes due January 31, 2012 and the related premium of approximately $10,400,000 resulting from the early extinguishment of such notes; (iv) refinance, on March 2, 1994, $50,000,000 aggregate principal amount of 10.5% Sinking Fund Debentures due May 15, 2017 and the related premium of approximately $3,300,000 resulting from the early extinguishment of such debentures; and (v) retire, on May 16, 1994, $20,000,000 aggregate principal amount of 10-1/8% notes.

CASH FLOW INFORMATION

                                              Twelve Months Ended
                                               December 31, 1994
                                              -------------------
                                             (thousands of dollars)

Non-cash assets (liabilities) acquired
   other than cash:
      Working capital. . . . . . . . . . . .      $  51,722
      Property, plant and equipment, net . .        350,528
      Other noncurrent assets. . . . . . . .         46,914
      Noncurrent liabilities . . . . . . . .        (42,800)
                                                  ---------
                                                  $ 406,364
                                                  =========

Excluded from the statement of consolidated cash flows were the following effects of non-cash investing and financing activities:

                           Three Months Ended   Twelve Months Ended
                            December 31, 1994    December 31, 1994
                           ------------------   -------------------
                                  (thousands of dollars)

Other obligations
   incurred. . . . . . .       $      4               $  2,331
                               ========               ========

                   SOUTHERN UNION COMPANY AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

Missouri Gas Energy is required to continue the Missouri Safety Program and has deferred depreciation expense, property taxes and carrying costs associated with Missouri Gas Energy's investment in the Missouri Safety Program as approved by the MPSC. The Company has deferred approximately $915,000 and $1,543,000 related to depreciation, property taxes and associated carrying costs on its investment in this program for the three- and six-month periods, respectively, ended December 31, 1994.

The continuation of the Missouri Safety Program will result in significant levels of future capital expenditures. The Company estimates incurring capital expenditures of approximately
$27,000,000 in fiscal 1995 related to this program.

CONTINGENCIES

Southern Union is aware of the possibility that it may become a defendant in an action brought by the United States Environmental Protection Agency ("EPA") under 42 U.S.C. Section 9607(a) for reimbursement of costs associated with removing hazardous substances from the site of a former coal gasification plant (the "Pine Street Canal Site") in Burlington, Vermont. This knowledge arises out of the existence of a prior action, United States v.
                                               ----------------
Green Mountain Power Corp., et al, Civil No. 88-307 (D. Vt.), in
- ---------------------------------
which Southern Union became involved as a third-party defendant in January 1989. Green Mountain Power was an action under 42 U.S.C. Section 9607(a) by the federal government to recover clean-up costs associated with the "Maltex Pond", which is part of the Pine Street Canal Site. Two defendants in Green Mountain Power, Vermont Gas Systems and Green Mountain Power Corp., claimed that Southern Union is the corporate successor to People's Light and Power Corporation, an upstream corporate parent of Green Mountain Power Corp. during the years 1928-1931. Green Mountain Power was settled without admission or determination of liability with respect to Southern Union by order dated December 26, 1990. The EPA has since conducted studies of the clean-up costs for the remainder of the Pine
Street Canal Site, but the ultimate costs are

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



unknown at this time.  On November 30, 1992, Southern Union
was named as a potentially responsible party in a special
notice letter from the EPA.  On August 16, 1993, Southern
Union's participation in settlement discussions on technical and allocation issues with the EPA was requested by Green
Mountain Power Corp., Vermont Gas Systems, Inc. and New
England Electric System (the "Gas Plant PRPs").  By letter
dated September 20, 1993, the Company informed the Gas Plant
PRPs of its reasons for its belief that it has no liability
for the site, including (1) that it is not a corporate
successor to any entity that owned or was an operator of the Pine Street Canal Site during the period the coal gasification plant was in operation, (2) that any claims against Peoples Light and Power Corporation were discharged in that company's 1936 Plan of
- -----------
Reorganization, and (3) that Southern Union merged with a successor to People's Light and Power Company, Inc., a separate company
                            -------
incorporated following the bankruptcy of Peoples Light and Power Corporation. Should Southern Union be made party to any action seeking recovery of remaining clean-up costs, the Company intends to assert the foregoing defenses and to otherwise vigorously defend against such an action. The Company has made demands of the appropriate insurers that they assume the defense of and liability for any such claim that may be asserted. The Company does not believe the outcome of this matter will have a material adverse effect on its financial position or results of operations.

Southern Union and Western Resources entered into an Environmental Liability Agreement (the "Environmental Liability Agreement") at the closing of the Missouri Acquisition. Subject to the accuracy of certain representations made by Western Resources in the Missouri Asset Purchase Agreement, the Environmental Liability Agreement provides for a tiered approach to the allocation of substantially all liabilities under environmental laws that may exist or arise with respect to Missouri Gas Energy. The Environmental Liability Agreement contemplates Southern Union first seeking reimbursement from other potentially responsible parties, or recovery of such costs under insurance or through rates charged to customers. To the extent certain environmental liabilities are discovered by Southern Union prior to January 31, 1996, and are not so reimbursed or recovered, Southern Union will be responsible for the first $3,000,000, if any, of out-of-pocket costs and expenses incurred to respond to and remediate any such environmental claim. Thereafter, Western Resources would share one-half of the next $15,000,000 of any such costs and expenses, and Southern Union would be solely liable for any such costs and expenses in excess of $18,000,000. Missouri Gas Energy owns or is otherwise associated with a number of sites where manufactured gas plants were previously operated. These plants were commonly used to supply gas service in the late 19th and early 20th centuries, in certain cases by corporate predecessors to Western Resources. By-products and residues from manufactured gas could be located at these sites and at some time in the future may require remediation by the EPA or delegated state regulatory authority. By virtue of notice under the Missouri Asset Purchase Agreement and its preliminary, non-invasive review, the Company became aware prior to closing of 11 such sites in the service territory of Missouri Gas Energy. Based on information reviewed thus far, it appears that neither Western Resources nor any predecessor in interest ever owned or operated at least three of those sites. Subsequent to the closing of the Missouri Acquisition, as a result of an environmental audit, the Company has discovered the existence of possibly six additional sites in the service territory of Missouri Gas Energy. Southern Union has so informed Western Resources. The Company does not know if any of these additional sites were ever owned or operated by Western Resources or any of its predecessors in interest. Western Resources has informed the Company that it was notified in 1991 by the EPA that it was evaluating one of the sites (in St. Joseph, Missouri) for any potential threat to human health and the environment. Western Resources has also advised the Company on September 15, 1994 that as of that date the EPA had not notified it that any further action may be required. Evaluation of the remainder of the sites by appropriate federal and state regulatory authorities may occur in the future. At the present time and based upon information available to management, the Company believes that the costs of any remediation efforts that may be required for these sites for which it may ultimately have responsibility will not exceed the aggregate amount subject to substantial sharing by Western Resources.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



On June 1, 1994 Southern Union filed two lawsuits in the United States District Court for the Western District of Missouri.
Southern Union Company v. The Bishop Group, Ltd., et al., Civil
- --------------------------------------------------------
Action No. 94-0511-CV-W-8, involves a claim by the Company that two purported agreements between the Company and the defendants are of no force and effect. The first matter involves a letter agreement between the Company and certain of the defendants pursuant to which the defendants claim they are entitled to certain options for business from the Company. The second matter involves an agreement under which the Company purchases gas from certain of the defendants. In the second matter, the Company also is seeking damages for excessive charges which Missouri Gas Energy believes it has incurred in the past. On September 1, 1994 the defendants filed their answer and counterclaims in which they seek, among other things, damages for alleged breach.  The Company has
responded with various affirmative defenses.  Southern Union
                                              --------------
Company v. Western Resources, Inc., The Bishop Group, Ltd., et al.,
- ------------------------------------------------------------------
Civil Action No. 94-0509-CV-W-1, involves a claim by the Company that it is entitled to be indemnified by Western Resources for any and all costs and liabilities the Company may incur in connection with certain gas transportation agreements purportedly assigned to the Company at the closing of the Missouri Acquisition. In the event Western Resources is not obligated to provide the indemnification, the Company has also claimed that Western
Resources nevertheless is liable for any and all damages suffered by the Company arising out of such agreements due to Western Resources' fraud and misrepresentation regarding such agreements prior to their assignment. The Company also has sued the counterparties to the transportation agreements for a declaratory judgment that the agreements themselves are of no force and effect. Western Resources filed its answer, counterclaims and cross-claims on August 1, 1994. Western Resources denied any responsibility to the Company arising out of the transportation agreements. Western Resources also has filed a cross-claim against the counterparties to the agreements for a declaratory judgment that Western Resources has fulfilled any responsibilities it ever had to the counterparties under such agreements.

Western Resources also filed two counterclaims against Southern Union seeking (i) the payment of certain amounts Western Resources claims it is owed under the purchase price "true-up" procedures of
Article III of the Missouri Asset Purchase Agreement totaling $7,100,000 and (ii) a declaratory judgment that substantially all of the claims made by Southern Union against Western Resources arising out of the purchase price "true-up" procedures of Article III of the Missouri Asset Purchase Agreement were not subject to an arbitration clause contained in that Agreement. On August 25, 1994, Southern Union replied to the counterclaims of Western Resources with various affirmative defenses and raised counterclaims of its own against Western Resources seeking (i) enforcement of the arbitration provision in the Missouri Asset Purchase Agreement, (ii) damages for breach by Western Resources of its obligation to make certain payments under that agreement and
(iii) breach by Western Resources of various representations and warranties. During December 1994, Southern Union and Western Resources filed suggestions with the Court in support of their respective positions on the arbitrability issue. On January 18, 1995, the Court granted Southern Union's motion to compel arbitration of, and ordered Western Resources to arbitrate, all the disputed purchase price items that Western Resources claimed were not subject to arbitration. The Company expects there to be a final determination of the purchase price pursuant to arbitration by the beginning of the fourth quarter of fiscal 1995. Southern Union is demanding a refund of approximately $12,000,000 of the approximately $400,000,000 Southern Union paid to Western Resources at the closing of the Missouri Acquisition, while Western Resources is demanding an additional payment of approximately $7,100,000.

On August 10, 1994, the counterparties filed their answer, along with counterclaims against Southern Union and cross-claims against Western Resources. The counterparties allege, among other things, various breaches by and conspiracy to breach between Southern Union and Western Resources. On September 8, 1994, the Company replied to the counterclaims of the counterparties with a number of affirmative defenses. The Company also counterclaimed and cross-claimed against the counterparties and Western Resources respectively for tortious interference with business expectancy and conspiracy. The Company has not yet quantified its damages other than in connection with the purchase price dispute discussed previously. The counterparties have alleged a preliminary computation of

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



damages in the range of $196,000,000 to $270,000,000 against Southern Union and Western Resources. The Company believes this allegation to be meritless. The Company intends to vigorously pursue all claims and to defend against all counterclaims in both actions. The Company does not believe the outcome of this matter will have a material adverse effect on its financial position or results of operations.

Southern Union and its subsidiaries are parties to other legal proceedings that its management considers to be the normal kinds of actions to which an enterprise of its size and nature might be subject, and not to be material to the Company's overall business or financial condition and results of operations.

Pursuant to the terms of the Missouri Asset Purchase Agreement, the Company agreed to assume the Missouri portion of certain obligations of Western Resources related to a 1990 settlement of a Wyoming Tight Sands anti-trust litigation. The settlement provided for the refund of $126,000,000 over a 20-year period for certain previous overcharges by certain gas suppliers. Approximately $63,400,000 related to customers of Missouri Gas Energy. In 1991, the MPSC approved a plan authorizing the refund of a lump sum payment to Missouri Gas Energy's customers with the remaining balance to be refunded over a ten-year period commencing in the year 2002. To secure the refund of the settlement proceeds, the MPSC authorized the establishment of an independently administered trust to collect cash receipts under the Tight Sands settlement and repay credit-facility borrowings used for the lump sum payment.
The Company is committed, under the Tight Sands settlement agreement and the Missouri Asset Purchase Agreement, to take a minimum of 55,300 MMBtu's per day from certain gas suppliers until maturity of the trust's credit facility on December 31, 2001. In addition, in the event the trust does not receive cash payments from the gas suppliers as provided by the Tight Sands settlement agreement, the Company is committed to pay its applicable portion of the amount owed the lender of the credit-facility borrowings. The Company's unpaid applicable portion of the amount the trust owes the lender at December 31, 1994 was approximately $8,900,000.

Under the order of the U. S. Federal Energy Regulatory Commission ("FERC") docket Nos. RP 94-296 and PR 95-3, Williams Natural Gas Company, the primary pipeline providing gas to Missouri Gas
Energy, is seeking recovery of certain unrecovered deferred gas costs of approximately $29,600,000. These costs were related to gas deliveries prior to April 30, 1994. Missouri Gas Energy has filed a proposed mechanism to recover these costs under case
GR 95-33 with the Missouri Public Service Commission ("MPSC").
The MPSC has not yet issued a final order regarding the recovery of these costs, however, the Company believes that these costs will be fully recovered from its Missouri customers.

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

On January 31, 1994, Southern Union completed the acquisition of Missouri Gas Energy (the "Missouri Acquisition"). As of December 31, 1994, Missouri Gas Energy served approximately 468,000 customers in 147 communities in central and western Missouri, including Kansas City, St. Joseph, Joplin and Monett. In addition, on September 30, 1993, the Company completed the acquisition of Rio Grande Valley Gas Company (the "Rio Grande Acquisition") which serves approximately 79,000 customers in south Texas. These acquisitions were accounted for as purchases and, accordingly, the operating results of the acquired companies have been included in the consolidated operating results after the respective dates of acquisition. See "Acquisitions" in the Notes to Consolidated Financial Statements for the three months ended December 31, 1994, included herein. In addition, since the majority of Missouri Gas Energy's operating margin is earned during the winter heating season, the results of operations for the three-, six- and twelve-month periods ended December 31, 1994 are not indicative of results that would necessarily be achieved for a full year.
For these reasons, the results of operations of the Company for the periods subsequent to those acquisitions are not comparable to those periods prior to the acquisitions nor are the 1994 results of operations comparable with prior periods.

RESULTS OF OPERATIONS

Three Months Ended December 31, 1994 and 1993

The Company recorded net earnings available for common stock of $6,558,000 for the three-month period ended December 31, 1994 compared with net earnings of $4,741,000 for the same period in 1993. Net earnings per common share, based on weighted average shares outstanding during the periods, were $.57 in both 1994 and 1993.

Operating revenues were $145,497,000 for the three-month period ended December 31, 1994, an increase of 95%, compared with operating revenues of $74,465,000 in 1993. Gas purchase costs for the three-month period ended December 31, 1994 were $77,634,000, an increase of 83%, compared with $42,518,000 in 1993. The Company's operating revenues are affected by the level of sales volumes and by the pass-through of increases or decreases in the Company's gas purchase costs through its purchased gas adjustment clauses. The increase in both operating revenues and gas purchase costs between periods was primarily the result of a 99% increase in gas sales volume to 30,804 MMcf in 1994 from 15,499 MMcf in 1993. Missouri Gas Energy contributed 17,971 MMcf of the increase while the remaining operations of the Company resulted in a gas sales volume decrease of 2,666 MMcf. Volume decreases for the three-month period ended December 31, 1994 were impacted by warmer than normal weather for Southern Union's operations in Texas which comprise 51% of the Company's customer base. Weather for the Texas operations for the three-month period ended December 31, 1994 was 71% of normal compared to 99% of normal in 1993. Missouri Gas Energy's service territories experienced 81% of normal weather for the three

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



months ended December 31, 1994. Gas purchase costs were also effected by an increase in the average cost of gas from $2.68 per Mcf in 1993 to $3.17 per Mcf in 1994. The increase in the Company's average cost per Mcf of gas is the result of certain previously negotiated fixed price gas supply contracts with certain suppliers to the Missouri operations assigned to the Company in the Missouri Acquisition which were partially offset by decreases in average spot market gas prices throughout the Company's distribution system. Missouri Gas Energy contributed approximately $81,228,000 to the overall increase in operating revenues and approximately $47,482,000 in gas purchase costs.

Operating margin (operating revenues less gas purchase costs) for the three-month period ended December 31, 1994 was $67,863,000 compared to $31,947,000 in 1993. The increase in operating margin also resulted from the Missouri Acquisition which contributed approximately $33,746,000 to the overall increase. The operating margin was also favorably improved by a $463,000 annualized rate increase in El Paso, Texas effective November 1, 1993.

Operating expenses, which include operating, maintenance and general expenses, taxes other than on income, and depreciation and amortization, were $48,378,000 for the three-month period ended December 31, 1994, an increase of 106%, compared with $23,502,000 in 1993. The increase was primarily attributable to the additional operating expenses associated with the Missouri Acquisition of approximately $25,794,000.

Interest expense on long-term debt was $9,367,000 for the three-month period ended December 31, 1994, an increase of 229%, compared to $2,844,000 in 1993. The increase in interest expense is due to the net increase in total long-term debt which included the sale of the $475,000,000 of Senior Debt Securities, completed on January 31, 1994 and net of the retirement of $105,000,000 in long-term debt. The net proceeds from the sale of the Senior Debt Securities, together with the net proceeds from the $50,000,000 Rights Offering and working capital from operations, was used to fund the Missouri and Rio Grande Acquisitions, and refinance certain short-term and long-term debt. See "Capitalization" in the Notes to the Consolidated Financial Statements for the three months ended December 31, 1994.

Other income for the three-month period ended December 31, 1994 was $801,000 compared to $2,729,000 in 1993. Other income for the three-month period ended December 31, 1994 consists of: rental income from Lavaca Realty Company ("Lavaca Realty"), the Company's real estate subsidiary, of approximately $650,000; approximately $616,000 related to the deferral of interest expense associated with the Missouri Gas Energy Safety Program; approximately $155,000 from gas appliance merchandising; and investment interest and interest on notes receivable of approximately $83,000. This was partially offset by other expense of approximately $750,000 for the write-down to estimated fair market value of certain Lavaca Realty real estate held for sale. Other income for 1993 included: a non-recurring accounting adjustment of approximately $1,177,000 related to the amendment of prior year federal income tax returns and the reversal of a tax reserve upon the completion of prior period federal income tax audits; a pre-tax gain of approximately $494,000 on the sale of undeveloped real estate; rental income from Lavaca Realty of approximately $470,000; investment interest and interest on notes receivable of approximately $176,000; and approximately $99,000 from gas appliance merchandising.

Weighted average shares of common stock outstanding were 11,455,142 for the three-month period ended December 31, 1994 compared to 8,367,321 in 1993. The increase is a result of the Rights Offering completed on December 31, 1993 to existing stockholders to subscribe for and purchase 2,000,000 pre-split and pre-dividend shares of the Company's common stock, par value $1.00 per share, at a pre-split and pre-dividend price of $25.00 per share for net proceeds of $49,351,000. The proceeds from the Rights Offering, together with the proceeds from

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



the sale of the Senior Debt Securities, were used to fund the Missouri and Rio Grande Acquisitions, and to retire or refinance certain outstanding debt.

Six Months Ended December 31, 1994 and 1993

The Company recorded net earnings available for common stock of $390,000 for the six-month period ended December 31, 1994 compared to net earnings of $3,487,000 for the six-month period ended December 31, 1993. Net earnings per common share, based on weighted average shares outstanding during the period, were $.03 in 1994 compared with net earnings per common share of $.42 in 1993.

Operating revenues were $214,611,000 for the six-month period ended December 31, 1994, an increase of 103%, compared with operating revenues of $105,601,000 in 1993. Gas purchase costs for the six-month period ended December 31, 1994 were $106,459,000, an increase of 87%, compared with $56,854,000 in 1993. Both operating revenues and gas purchase costs increased in the six-month period ended December 31, 1994 as a result of a 96% increase in gas sales volume from 21,758 MMcf in 1993 to 42,549 MMcf in 1994 and an increase in the average cost of gas to $3.29 per Mcf in 1994 from $2.76 per Mcf in 1993, discussed above. The increase in volumes is principally due to a 115% increase in the average customer base to approximately 950,000 customers for the six months ended
December 31, 1994 compared with approximately 441,000 in 1993. The increase in the customer base is the result of both the Missouri and Rio Grande Acquisitions. Operating revenues and gas purchase costs were also impacted by warmer than normal weather for Southern Union's operations in Texas which comprise 51% of the Company's customer base for the six-month period ended December 31, 1994. Weather for the Texas operations for the six-month period ended December 31, 1994 was 70% of normal compared to near normal weather in 1993. Missouri Gas Energy's service territories experienced 82% of normal weather for the six months ended December 31, 1994. The Missouri and Rio Grande Acquisitions contributed approximately $114,401,000 and $5,246,000, respectively, to the overall increase in operating revenues and approximately $60,936,000 and $2,309,000, respectively, in gas purchase costs for the six months ended December 31, 1994.

Operating margin for the six-month period ended December 31, 1994 was $108,152,000 compared to $48,747,000 in 1993. The increase in operating margin resulted from the Missouri and Rio Grande Acquisitions which contributed approximately $56,402,000 and increased transportation revenues which contributed $1,170,000 to the overall increase. The Company's operating margin for the six-month period ended December 31, 1994 was also favorably impacted by a $463,000 annualized rate increase in El Paso, Texas effective November 1, 1993.

Operating expenses, which include operating, maintenance and general expenses, taxes other than on income, and depreciation and amortization, were $89,648,000 for the six-month period ended December 31, 1994, an increase of 119%, compared with $40,878,000 in 1993. The increase was primarily attributable to the additional operating expenses associated with the Missouri and Rio Grande Acquisitions of approximately $47,172,000 and $2,468,000, respectively.

Interest expense on long-term debt was $18,735,000 for the six-month period ended December 31, 1994, an increase of 227%, compared to $5,732,000 in 1993. The increase in interest expense is due to the net increase in total long-term debt which included the sale of the $475,000,000 of Senior Debt Securities, discussed above. See "Capitalization" in the Notes to the Consolidated Financial Statements for the three months ended December 31, 1994.

Other income for the six-month period ended December 31, 1994 was $2,336,000 compared to $4,820,000 in 1993. Other income for the six-month period ended December 31, 1994 consists of: rental income from Lavaca Realty

           SOUTHERN UNION COMPANY AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



of approximately $1,292,000; approximately $976,000 related to the deferral of interest expense associated with the Missouri Gas Energy Safety Program; approximately $249,000 from gas appliance merchandising; and investment interest and interest on notes receivable of approximately $195,000. This was partially offset by other expense of approximately $750,000 to record the write-down of certain real estate, as discussed above. Other income for 1993 included: non-recurring accounting adjustments of approximately $2,245,000 related to the amendment of prior year federal income tax returns and the reversal of a tax reserve upon the completion of prior period federal income tax audits; rental income from Lavaca Realty of approximately $966,000; a pre-tax gain of approximately $494,000 on the sale of undeveloped real estate; investment interest and interest on notes receivable of approximately $412,000; and approximately $196,000 from gas appliance merchandising.

Twelve Months Ended December 31, 1994 and 1993

The Company recorded net earnings available for common stock of $5,279,000 for the twelve-month period ended December 31, 1994 compared with net earnings of $6,890,000 in 1993. Net earnings per common share, based on weighted average shares outstanding during the period, were $.46 in 1994 compared with net earnings per common share of $.83 in 1993.

Operating revenues were $483,574,000 for the twelve-month period ended December 31, 1994, an increase of 131%, compared with operating revenues of $209,005,000 in 1993. Gas purchase costs for the twelve-month period ended December 31, 1994 were $260,733,000, an increase of 136%, compared with gas purchase costs of $110,384,000 in 1993. The increase in both operating revenues and gas purchase costs between periods was primarily the result of a 123% increase in gas sales volume to 99,815 MMcf in 1994 from 44,859 MMcf in 1993 and an increase in the average cost of gas to $3.01 per Mcf in 1994 from $2.59 per Mcf in 1993. The increase in volume is primarily attributable to growth in the average customer base while the increase in the cost of gas is due to increases in gas prices, both previously discussed above. Partially offsetting the overall increase in operating revenues and gas purchase costs was warmer than normal weather for the twelve months ended
December 31, 1994. Weather was 84% of normal for the twelve months ended December 31, 1994 compared to 89% of normal in 1993. The Missouri and Rio Grande Acquisitions contributed approximately $257,903,000 and $21,207,000, respectively, to the overall increase in operating revenues and approximately $147,513,000 and $11,258,000, respectively, in gas purchase costs.

Operating margin for the twelve-month period ended December 31, 1994 was $222,841,000 compared to $98,621,000 in 1993. The increase in operating margin resulted primarily from the Missouri and Rio Grande Acquisitions which contributed approximately $120,339,000 to the overall increase. The Company's operating margin for the twelve-month period ended December 31, 1994 was also favorably impacted by several rate increases effective during the past year including a $777,000 annualized increase in the Company's South Texas Region effective February 10, 1993; a $1,948,000 annualized increase in Austin effected July 1, 1993; and a $463,000 annualized increase in El Paso, previously discussed. In addition, effective October 15, 1993, the MPSC increased Missouri Gas Energy's natural gas rates by $9,750,000 annually. Due to the timing of the closing of the Missouri Acquisition on January 31, 1994, the Company's results of operations for the twelve months ended December 31, 1994 do not include the full effect of this rate increase.

Operating expenses, which include operating, maintenance and general expenses, taxes other than on income and depreciation and amortization, were $180,127,000 for the twelve-month period ended December 31, 1994, an increase of 128%, compared with operating expenses of $78,857,000 in 1993. The increase in these expenses is

          SOUTHERN UNION COMPANY AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



principally due to the overall increase in operating expenses associated with the Missouri and Rio Grande Acquisitions of approximately $94,985,000 and $7,613,000, respectively.

Total other expenses were $33,955,000 for the twelve-month period ended December 31, 1994, an increase of 315%, compared with other expenses of $8,176,000 in 1993. The increase is due principally to the increase in interest expense. Interest expense on long-term debt was $36,571,000 for the twelve-month period ended December 31, 1994, an increase of approximately 217%, compared with interest expense of $11,535,000 in 1993 which is due to the increase in long-term debt, previously discussed. Other net income for the twelve-month period ended December 31, 1994 included: rental income from Lavaca Realty of approximately $2,485,000; approximately $1,253,000 related to the deferral of interest expense associated with the Missouri Gas Energy Safety Program; investment interest and interest on notes receivable of approximately $732,000; and approximately $403,000 from gas appliance merchandising. This was partially offset by other expense of $750,000 to record the write-down of certain real estate, as discussed above. Other net income for the twelve-month period ended December 31, 1993 included: non-recurring accounting adjustments of approximately $2,245,000 as previously discussed; rental income from Lavaca Realty of approximately $1,710,000; investment interest and interest on notes receivable of approximately $871,000; a pre-tax gain of approximately $494,000 on the sale of undeveloped real estate; and $333,000 from gas appliance merchandising.

Net earnings in 1994 were favorably impacted by the elimination of $843,000 in preferred dividends as the remaining shares of cumulative preferred stock were retired in June 1993.

           SOUTHERN UNION COMPANY AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following table sets forth certain information regarding the Company's gas utility operations for the three- and twelve-month periods ended December 31, 1994 and 1993:

                              Three Months         Twelve Months
                           Ended December 31,    Ended December 31,
                             1994      1993        1994      1993
                           --------  --------    --------  --------

Average number of gas
   sales customers
   served:
      Residential. . . .    866,797   447,566     828,839   391,154
      Commercial . . . .     87,311    29,106      82,542    26,814
      Industrial and
         irrigation. . .        637       795         756       774
      Public authorities
         and other . . .      2,796     2,597       2,695     2,309
      Pipeline and
         marketing . . .        387       176         409       182
                           --------  --------    --------  --------
         Total average
            customers
            served . . .    957,928   480,240     915,241   421,233
                           ========  ========    ========  ========

Gas sales in millions
   of cubic feet (MMcf)
      Residential. . . .     14,820     6,529      56,729    22,171
      Commercial . . . .      6,648     2,690      25,947     9,545
      Industrial and
         irrigation. . .        611       655       2,077     2,615
      Public authorities
         and other . . .        725       898       2,740     2,938
      Pipeline and
         marketing . . .      1,809     1,947       7,592     6,934
                           --------  --------    --------  --------
         Gas sales
            billed . . .     24,613    12,719      95,085    44,203
      Net change in
         unbilled gas
         sales . . . . .      6,191     2,780       4,730       656
                           --------  --------    --------  --------
         Total gas
            sales. . . .     30,804    15,499      99,815    44,859
                           ========  ========    ========  ========

Gas sales revenues
   (thousands of
   dollars):
      Residential. . . .   $ 72,597  $ 36,635    $305,394  $117,954
      Commercial . . . .     27,753    12,334     118,077    41,219
      Industrial and
         irrigation. . .      1,765     2,436       8,186     9,206
      Public authorities
         and other . . .      2,295     3,327      10,005    10,592
      Pipeline and
         marketing . . .      3,952     4,617      17,636    16,247
                           --------  --------    --------  --------
         Gas revenues
            billed . . .    108,362    59,349     459,298   195,218
      Net change in
         unbilled gas
         sales revenues.     25,382    12,141      17,923     4,141
                           --------  --------    --------  --------
         Total gas sales
            revenues . .   $133,744  $ 71,490    $477,221  $199,359
                           ========  ========    ========  ========

Gas sales margin
   (thousands of
   dollars). . . . . . .   $ 56,110  $ 28,972    $216,488  $ 88,975
                           ========  ========    ========  ========

Gas sales revenue per
   thousand cubic feet
   (Mcf) billed:
      Residential. . . .   $  4.899  $  5.611    $  5.383  $  5.320
      Commercial . . . .      4.175     4.585       4.551     4.318
      Industrial and
         irrigation. . .      2.889     3.719       3.941     3.520
      Public authorities
         and other . . .      3.166     3.705       3.651     3.605
      Pipeline and
         marketing . . .      2.185     2.371       2.323     2.343

Weather effect:
   Degree days . . . . .      1,057       767       2,482     1,857
   Percent of normal,
      based on 30-year
      average. . . . . .        78%      102%         84%       89%

Gas transported in
   millions of cubic
   feet (MMcf) . . . . .     16,864     5,022      56,043    22,750
Gas transportation
   revenues (thousands
   of dollars) . . . . .   $  4,546  $  1,862    $ 14,299  $  6,485

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

The principal sources of funds during the three-month period ended December 31, 1994 included approximately $2,600,000 from the Company's available credit facility and $15,797,000 in cash flow from operations. These sources, along with beginning cash balances of $1,926,000, provided funds for additions to property, plant and equipment of approximately $22,316,000 and other working capital needs of the Company.

The principal sources of funds during the six-month period ended December 31, 1994 included approximately $44,000,000 from the Company's available credit facility. This primary source, along with beginning cash balances of $5,881,000, provided funds for additions to property, plant and equipment of approximately $36,605,000, the purchase of gas inventories for the winter heating season months of $15,378,000 and provided other seasonal working capital needs of the Company.

The effective rate under the current debt structure is approximately 7.74% (including interest and the amortization of debt issuance costs and redemption premiums on refinanced debt). The effective rate of interest on debt outstanding for the three-month period ended December 31, 1993 was approximately 10.24%.

The Company has availability under a revolving credit facility with a three year term (the "Revolving Credit Facility") underwritten by Texas Commerce Bank, N.A. and syndicated to five additional banks in the aggregate amount of $100,000,000. Borrowings under the Revolving Credit Facility are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. At June 30, 1994 the outstanding balance under the Revolving Credit Facility was zero. The amount outstanding under the Revolving Credit Facility at December 31, 1994 and January 26, 1995 was approximately $44,000,000 and $35,000,000, respectively.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                SOUTHERN UNION COMPANY
                                ----------------------
                                    (Registrant)






Date   January 30, 1995          By  RONALD J. ENDRES
       ----------------              -------------------------
                                     Ronald J. Endres
                                     Senior Vice President of
                                     Administration, and
                                     Chief Financial Officer




Date   January 30, 1995          By  DAVID J. KVAPIL
       ----------------              -------------------------
                                     David J. Kvapil
                                     Vice President and Controller
                                     (Principal Accounting Officer)