Form 10-Q
period 1995-03-31
SOUTHERN UNION CO
filed 1995-05-01
CIK 203248

=================================================================

       UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D. C.  20549
                     --------------------

                           FORM 10-Q

                For the quarterly period ended

                        March 31, 1995


                  Commission File No. 1-6407
                     --------------------


                    SOUTHERN UNION COMPANY
    (Exact name of registrant as specified in its charter)

          Delaware                            75-0571592
(State or other jurisdiction of            (I.R.S.Employer
incorporation or organization)           Identification No.)

    504 Lavaca Street, Eighth Floor              78701
             Austin, Texas                    (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code:  (512) 477-5981

    Securities Registered Pursuant to Section 12(b) of the Act:

  Title of each class     Name of each exchange in which registered
  -------------------     -----------------------------------------
Common Stock, par value           New York Stock Exchange
     $1 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X     No
                           ---       ---

The number of shares of the registrant's Common Stock outstanding on April 27, 1995 was 11,518,622.

=================================================================

           SOUTHERN UNION COMPANY AND SUBSIDIARIES
                         FORM 10-Q
                       March 31, 1995
                           Index



PART I.  FINANCIAL INFORMATION                              Page(s)

   Item 1.  Financial Statements

            Statements of consolidated operations -
               three, nine and twelve months ended
               March 31, 1995 and 1994

            Consolidated balance sheet -
               March 31, 1995 and 1994 and
               June 30, 1994

            Statement of common stockholders' equity -
               nine months ended March 31, 1995 and
               and twelve months ended June 30, 1994

            Statements of consolidated cash flows -
               three, nine and twelve months ended
               March 31, 1995 and 1994

            Notes to consolidated financial statements

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings

            (See "CONTINGENCIES" under Notes to Consolidated
               Financial Statements)

   Item 6.  Exhibits and Reports on Form 8-K

              (a)  Exhibit 10.1 -- Third Amendment to Revolving
                                   Credit Agreement dated as of
                                   April 28, 1995

              (b)  Exhibit 11 -- Computation of primary and fully
                                 diluted earnings per share

              (c)  Exhibit 27 -- Financial Data Schedule

              (d)  Reports on Form 8-K -- None

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

              STATEMENT OF CONSOLIDATED OPERATIONS



                                   Three Months Ended March 31,
                                 -------------------------------
                                    1995                 1994
                                 ----------           ----------
                                  (thousands of dollars, except
                                   shares and per share amounts)

Operating revenues ............  $ 181,370            $ 175,454
Gas purchase costs ............     99,749              107,760
                                 ---------            ---------
   Operating margin. . . .  . .     81,621               67,694
                                 ---------            ---------

Operating expenses:
   Operating, maintenance and
      general. . . . . . .  . .     23,966               23,631
   Taxes, other than on income      15,077               13,744
   Depreciation and amortization     8,016                6,842
                                 ---------            ---------
      Total operating expenses .    47,059               44,217
                                 ---------            ---------
      Net operating revenues .      34,562               23,477
                                 ---------            ---------

Other income (expenses):
   Interest on long-term debt..     (9,365)              (8,088)
   Other interest. . . . . . ..       (530)                (254)
   Other, net. . . . . . . . ..      1,750                  960
                                 ---------            ---------
      Total other expenses, net     (8,145)              (7,382)
                                 ---------            ---------

Earnings before income taxes .      26,417               16,095

Federal and state income taxes      10,264                6,141
                                 ---------            ---------

Net earnings available for
   common stock. . . . . . . .   $  16,153            $   9,954
                                 =========            =========

Net earnings per common share.   $    1.41            $     .87
                                 =========            =========

Weighted average shares
   outstanding . . . . . . . .  11,492,136           11,431,269
                                ==========            =========



See accompanying notes to the consolidated financial statements.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

              STATEMENT OF CONSOLIDATED OPERATIONS



                                    Nine Months Ended March 31,
                                   -----------------------------
                                      1995               1994
                                   ----------         ----------
                                   (thousands of dollars, except
                                   shares and per share amounts)

Operating revenues. . . . . . ..   $ 395,981          $ 281,055
Gas purchase costs. . . . . . ..     206,208            164,614
                                   ---------          ---------
   Operating margin . . . . . ..     189,773            116,441
                                   ---------          ---------

Operating expenses:
   Operating, maintenance and
      general . . . . .. . . . .      80,844             49,914
   Taxes, other than on income..      31,637             20,704
   Depreciation and amortization      24,225             14,477
                                   ---------          ---------
      Total operating expenses.      136,706             85,095
                                   ---------          ---------
      Net operating revenues. .       53,067             31,346
                                   ---------          ---------

Other income (expenses):
   Interest on long-term debt ..     (28,100)           (13,820)
   Other interest . . . . . . ..      (2,024)            (1,798)
   Other, net . . . . . . . . ..       4,085              5,780
                                   ---------          ---------
      Total other expenses, net.     (26,039)            (9,838)
                                   ---------          ---------

Earnings before income taxes. ..      27,028             21,508

Federal and state income taxes..      10,486              8,067
                                   ---------          ---------

Net earnings available for
   common stock . . . . . . . ..   $  16,542          $  13,441
                                   =========          =========

Net earnings per common share ..   $    1.44          $    1.44
                                   =========          =========

Weighted average shares
   outstanding. . . . . . . . ..  11,465,296          9,341,397
                                  ==========          =========


See accompanying notes to the consolidated financial statements.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

              STATEMENT OF CONSOLIDATED OPERATIONS



                                  Twelve Months Ended March 31,
                                --------------------------------
                                   1995                  1994
                                ----------            ----------
                                 (thousands of dollars, except
                                 shares and per share amounts)


Operating revenues. . . . . . . $ 489,490             $ 317,482
Gas purchase costs. . . . . . .   252,722               182,213
                                ---------             ---------
   Operating margin . . . . . .   236,768               135,269
                                ---------             ---------

Operating expenses:
   Operating, maintenance and
      general . . . . . . . . .   110,596                61,613
   Taxes, other than on income.    40,704                23,760
   Depreciation and amortization   31,666                17,859
                                ---------             ---------
      Total operating expenses.   182,966               103,232
                                ---------             ---------
      Net operating revenues. .    53,802                32,037
                                ---------             ---------

Other income (expenses):
   Interest on long-term debt .   (37,848)              (16,895)
   Other interest . . . . . . .    (2,123)               (2,010)
   Other, net . . . . . . . . .     5,251                 6,972
                                ---------             ---------
      Total other expenses, net   (34,720)              (11,933)
                                ---------             ---------

Earnings before income taxes. .    19,082                20,104
Federal and state income taxes.     7,604                 7,587
                                ---------             ---------

Earnings before preferred
   dividends. . . . . . . . . .    11,478                12,517

Preferred dividends . . . . . .       --                   (249)
                                ---------             ---------

Net earnings available for
   common stock . . . . . . . . $  11,478             $  12,268
                                =========             =========

Net earnings per common share . $    1.00             $    1.35
                                =========             =========

Weighted average shares
   outstanding. . . . . . . . .11,460,347             9,070,933
                               ==========             =========


See accompanying notes to the consolidated financial statements.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEET

                          ASSETS



                                     March 31,          June 30,
                              ----------------------
                                 1995        1994        1994
                              ----------  ----------  ----------
                                    (thousands of dollars)

Property, plant and equipment:
   Plant in service. . . . .  $ 859,472   $ 807,209   $ 813,055
   Construction work in
      progress . . . . . . .     24,108      13,967      21,991
                              ---------   ---------   ---------
                                883,580     821,176     835,046
   Less accumulated deprecia-
      tion and amortization.   (297,704)   (277,491)   (279,120)
                              ---------   ---------   ---------
                                585,876     543,685     555,926
   Additional purchase cost
      assigned to utility
      plant, net . . . . . .    158,553     164,934     167,374
                              ---------   ---------   ---------

   Net property, plant and
      equipment. . . . . . .    744,429     708,619     723,300
                              ---------   ---------   ---------



Current assets:
   Cash and cash equivalents .    5,730      25,307       5,881
   Accounts receivable,
      billed and unbilled. . .   70,830     101,141      48,273
   Inventories, principally
      at average cost. . . . .   19,015      14,786      23,612
   Prepayments and other . . .    1,616       7,081       1,621
                              ---------   ---------   ---------

      Total current assets . .   97,191     148,315      79,387
                              ---------   ---------   ---------

Deferred charges . . . . . . .  110,296      78,294      74,367
Real estate. . . . . . . . . .   10,803      12,017      11,983
Other. . . . . . . . . . . . .    2,540       2,895       1,913
                              ---------   ---------   ---------



   Total . . . . . . . . . . .$ 965,259   $ 950,140   $ 890,950
                              =========   =========   =========



See accompanying notes to the consolidated financial statements.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

              STOCKHOLDERS' EQUITY AND LIABILITIES



                                     March 31,          June 30,
                              ----------------------
                                 1995        1994        1994
                              ----------  ----------  ----------
                                    (thousands of dollars)

Common stockholders' equity:
   Common stock, $1 par value;
      authorized 50,000,000
      shares; issued
      11,509,294 shares
      at March 31, 1995 . . . $  11,570   $  10,952   $  11,497
   Premium on capital stock .   198,818     188,765     198,272
   Less treasury stock,
      at cost . . . . . . . .      (794)       (794)       (794)
   Retained earnings. . . . .    16,542      13,082         --
                              ---------   ---------   ---------

   Total common stockholders'
      equity. . . . . . . . .   226,136     212,005     208,975
                              ---------   ---------   ---------

Long-term debt. . . . . . . .   478,062     479,565     479,048
                              ---------   ---------   ---------

Current liabilities:
   Long-term debt due
      within one year . . . .       956      20,490         889
   Notes payable. . . . . . .    18,000         --          --
   Accounts payable . . . . .    45,453      72,718      44,631
   Federal, state and
      local taxes . . . . . .    19,791      21,727       8,706
   Accrued interest . . . . .     6,323       7,285      15,579
   Customer deposits. . . . .    14,192      10,252      13,029
   Deferred gas purchase costs
      due to customers. . . .    15,215      11,672       8,509
   Other. . . . . . . . . . .    11,502      15,508      12,435
                              ---------   ---------   ---------

      Total current
         liabilities. . . . .   131,432     159,652     103,778
                              ---------   ---------   ---------


Deferred credits and other
   liabilities. . . . . . . .    99,129      79,624      69,437
Accumulated deferred income
   taxes. . . . . . . . . . .    30,500      19,294      29,712
Commitments and contingencies       --          --          --
                              ---------   ---------   ---------

   Total. . . . . . . . . . . $ 965,259   $ 950,140   $ 890,950
                              =========   =========   =========



See accompanying notes to the consolidated financial statements.

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

              STATEMENT OF COMMON STOCKHOLDERS' EQUITY


                                       Trea-
                      Common Premium   sury
                      Stock    on     Stock,
                      $1 Par Capital    at    Retained
                      Value   Stock    Cost   Earnings   Total
                     ------- -------  ------  --------- -------
                                (thousands of dollars)

Balance July 1,
   1993. . . . . . . $ 5,302 $144,902 $(794) $ 1,744 $151,154

   Net earnings. . .     --       --    --     8,378    8,378

   Rights Offering
      for 2,000,000
      shares of
      common stock .   2,000   47,351   --       --    49,351

   Three-for-two
      stock split. .   3,628   (3,628)  --       --       --

   Stock dividend. .     545    9,524   --   (10,069)     --

   Exercise of stock
      options. . . .      22      186   --       --       208

   Stock issuance
      costs and
      other. . . . .     --       (63)  --       (53)    (116)
                     ------- -------- ----- -------- --------


Balance June 30,
   1994. . . . . . .  11,497  198,272  (794)     --   208,975

   Net earnings. . .     --       --    --    16,542   16,542

   Exercise of
      stock options.      73      546   --       --       619
                     ------- -------- ----- -------- --------

Balance March 31,
   1994. . . . . . . $11,570 $198,818 $(794) $16,542 $226,136
                     ======= ======== =====  ======= ========

See accompanying notes to the consolidated financial statements.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

              STATEMENT OF CONSOLIDATED CASH FLOWS



                                 Three Months Ended March 31,
                                -------------------------------
                                   1995                 1994
                                ----------           ----------
                                     (thousands of dollars)

Net cash flow from operating
   activities. . . . . . . . .   $ 48,513             $ 84,902
                                 --------             --------

Cash flow from (used in)
   investing activities:
      Additions to property,
         plant and equipment .    (13,758)             (12,655)
      Acquisition of operations,
         net of cash received.        --              (400,334)
      Net change in customer
         advances. . . . . . .      1,168               (3,016)
      Net change in deferred
         charges and deferred
         credits . . . . . . .     (5,365)               3,524
      Other, net . . . . . . .      1,308                  300
                                 --------             --------

         Net cash flows used
            in investing
            activities . . . .    (16,647)            (412,181)
                                 --------             --------

Cash flow from (used in)
   financing activities:
      Net borrowings (pay-
         ments) under
         revolving credit
         facility. . . . . . .    (26,000)             (20,100)
      Repayment of debt. . . .       (660)             (86,541)
      Proceeds from rights
         offering, net . . . .        --               475,000
      Credit facility renewal
         fee . . . . . . . . .        --               (13,715)
      Bank checks outstanding,
         less balance per bank        --                (5,089)
      Other, net . . . . . . .        524                  113
                                 --------             --------

         Net cash flows from
            (used in) financing
            activities . . . .    (26,136)             349,668
                                 --------             --------

Decrease in cash and cash
   equivalents . . . . . . . .      5,730               22,389
Cash and cash equivalents at
   beginning of period . . . .        --                 2,918
                                 --------             --------

Cash and cash equivalents
   at end of period. . . . . .   $  5,730             $ 25,307
                                 ========             ========


Supplemental disclosures of
   cash flow information:
      Cash paid during the
         period for:
            Interest . . . . .   $ 18,974             $  3,567
                                 ========             ========
            Income taxes . . .   $    535             $    148
                                 ========             ========


See accompanying notes to the consolidated financial statements.

               SOUTHERN UNION COMPANY AND SUBSIDIARIES

                STATEMENT OF CONSOLIDATED CASH FLOWS



                                    Nine Months Ended March 31,
                                   -----------------------------
                                      1995               1994
                                   ----------         ----------
                                      (thousands of dollars)

Net cash flow used in operating
   activities. . . . . . . . . .   $  37,691          $  82,829
                                   ---------          ---------

Cash flow from (used in)
   investing activities:
      Additions to property,
         plant and equipment . .     (50,363)           (23,857)
      Acquisition of operations,
         net of cash received. .      (1,072)          (435,619)
      Leasehold improvements . .        (249)            (1,473)
      Net change in deferred
         charges and deferred
         credits . . . . . . . .      (6,743)             2,934
      Other, net . . . . . . . .       3,007             (1,426)
                                   ---------          ---------

         Net cash flows used in
            investing activities     (55,420)          (459,441)
                                   ---------          ---------

Cash flow from (used in)
   financing activities:
      Net borrowings (payments)
         under revolving credit
         facility. . . . . . . .      18,000            (28,200)
      Repayment of debt. . . . .      (1,041)           (87,002)
      Issuance of debt . . . . .         --             475,000
      Premium on early extinguish-
         ment of debt. . . . . .         --             (13,715)
      Debt issuance costs. . . .         --              (5,089)
      Proceeds from rights
         offering, net . . . . .         --              49,351
      Credit facility renewal fee        --              (1,050)
      Other, net . . . . . . . .        619                 446
                                  ---------           ---------

         Net cash flows from
            financing activities .   17,578            389,741
                                  ---------          ---------


Increase (decrease) in cash
   and cash equivalents  . . . . .     (151)            13,129
Cash and cash equivalents at
   beginning of period . . . . . .    5,881             12,178
                                  ---------          ---------

Cash and cash equivalents
   at end of period. . . . . . . .$   5,730          $  25,307
                                  =========          =========


Supplemental disclosures of
   cash flow information:
      Cash paid during the
         period for:
            Interest . . . . . . .$  38,205          $  10,726
                                  =========          =========
            Income taxes
               (refunded). . . . .$     517          $   5,583
                                  =========          =========


See accompanying notes to the consolidated financial statements.

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

               STATEMENT OF CONSOLIDATED CASH FLOWS



                                  Twelve Months Ended March 31,
                                  ------------------------------
                                   1995                  1994
                                ----------            ----------
                                     (thousands of dollars)

Net cash flow from operating
   activities. . . . . . . . . .$  53,966             $  83,677
                                ---------             ---------

Cash flow from (used in)
   investing activities:
      Additions to property,
         plant and equipment . .  (65,841)              (27,038)
      Acquisition of operations,
         net of cash received. .   (5,877)             (435,324)
      Leasehold improvements . .     (639)               (2,017)
      Collection of note
         receivable. . . . . . .   (6,000)                  --
      Net change in deferred
         charges and deferred
         credits . . . . . . . .   (6,434)                  373
      Other, net . . . . . . . .    2,342                (1,785)
                                ---------             ---------

         Net cash flows used
            in investing
            activities . . . . .  (70,449)              (16,300)
                                ---------             ---------

Cash flow from (used in)
   financing activities:
      Net borrowings under
         revolving credit
         facility. . . . . . . .   18,000               (16,300)
      Repayment of debt. . . . .  (21,346)              (86,728
      Issuance of debt . . . . .      --                475,000
      Premium on early
         extinguishment of debt.      --                (13,715)
      Debt issuance costs. . . .      --                 (6,139)
      Proceeds from rights
         offering, net . . . . .      --                 49,351
      Redemption of preferred
         stock . . . . . . . . .      --                (18,100)
      Other, net . . . . . . . .      252                  (228)
                                ---------             ---------

         Net cash flows from
            financing
            activities . . . . .   (3,094)              383,141
                                ---------             ---------

Increase (decrease) in cash
   and cash equivalents. . . . .  (19,577)                  937
Cash and cash equivalents at
   beginning of period . . . . .   25,307                24,370
                                ---------             ---------

Cash and cash equivalents
   at end of period. . . . . . .$  5,730              $  25,307
                                =========             =========

Supplemental disclosures
   of cash flow information:
      Cash paid during the
         period for:
            Interest . . . . . .$  39,441             $  14,364
                                =========             =========
            Income taxes . . . .$     754             $   9,757
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

As described below, the Company acquired Missouri Gas Energy on January 31, 1994 and Rio Grande Valley Gas Company ("Rio Grande") on September 30, 1993. The earnings from operations of Missouri Gas Energy and Rio Grande are consolidated with the Company subsequent to the respective acquisition dates. The timing of the acquisitions of Missouri Gas Energy and Rio Grande substantially impacts the comparability of the three-, nine- and twelve-month periods ended March 31, 1995 and 1994.

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

ACQUISITIONS

Missouri Gas Energy

On January 31, 1994, the Company consummated the acquisition of Missouri Gas Energy (the "Missouri Acquisition") from Western Resources, Inc. ("Western Resources") for $400,300,000 in cash, based on account balances as of December 31, 1993. The final purchase price, which was determined through post-closing adjustments and subsequent arbitration, was approximately $401,600,000. See "Contingencies." The Missouri Acquisition was financed with proceeds from the sale of $475,000,000 of 7.60% Senior Notes due 2024 (the "Senior Debt Securities") completed on January 31, 1994 and net proceeds from the sale of $50,000,000 of common stock in a subscription rights offering (the "Rights Offering") completed on December 31, 1993. See "Capitalization." The assets of Missouri Gas Energy were included in the Company's consolidated balance sheet at January 31, 1994 and earnings from the operations of Missouri Gas Energy have been included in the statement of consolidated operations since February 1, 1994. Missouri Gas Energy serves approximately 478,000 customers in 147 communities in central and western Missouri, including Kansas City, St. Joseph, Joplin and Monett. The acquisition was accounted for using the purchase method. The additional purchase cost assigned to utility plant of approximately $71,000,000 reflects the excess of the purchase price over the historical book carrying value of net assets acquired plus certain accounting entries to record certain preacquisition contingencies. The additional purchase cost assigned to utility plant is amortized on a straight-line basis over forty years.

                   SOUTHERN UNION COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Rio Grande Valley

On September 30, 1993, the Company acquired Rio Grande for $30,500,000. Rio Grande serves approximately 82,000 customers in the south Texas counties of Willacy, Cameron and Hidalgo. Rio Grande's service area includes 32 towns and cities along the Mexico border, including Harlingen, McAllen and Brownsville (the southern-most city in the continental U.S.). The Company initially funded the purchase with borrowings from its revolving credit facility which were subsequently repaid with proceeds from the sale of the Senior Debt Securities completed on January 31, 1994, and the Rights Offering completed on December 31, 1993. The assets of Rio Grande were included in the consolidated balance sheet at September 30, 1993 and earnings from operations of Rio Grande has been included in the statement of consolidated operations beginning October 1, 1993. The acquisition was accounted for using the purchase method. The additional purchase cost assigned to utility plant of approximately $11,600,000 reflects the excess of the purchase price over the historical book carrying value of the net assets acquired. The additional purchase cost assigned to utility plant is amortized on a straight-line basis over forty years.

PRO FORMA CONDENSED STATEMENT OF CONSOLIDATED OPERATIONS

The following unaudited pro forma condensed statement of consolidated operations for the three and twelve months ended
March 31, 1994 is presented as though the following events had been consummated at the beginning of the periods presented: (i) the Missouri and Rio Grande Acquisitions; (ii) the sale of the Senior Debt Securities; (iii) the completion of the Rights Offering; (iv) the refinancing of certain short-term and long-term debt; and (v) the elimination of preferred stock dividends resulting from the purchase and redemption of all outstanding preferred stock. The pro forma financial information is not necessarily indicative of the results which would have actually been obtained had the acquisitions of Missouri Gas Energy and Rio Grande, the Rights Offering, the sale of Senior Debt Securities or the refinancings been completed as of the assumed date for the periods presented or which may be obtained in the future.

                                         Twelve Months Ended
                                              March 31,
                                         --------------------
                                            1994       1993
                                         ---------  ---------
                                            (thousands of
                                            dollars, except
                                               per share
                                               amounts)

Operating revenues. . . . . . . . . .   $ 251,602   $ 613,061
Gas purchase costs. . . . . . . . . .     161,834     368,745
                                         --------   ---------
   Operating margin . . . . . . . . .      89,768     244,316
Operating expenses. . . . . . . . . .      56,170     194,054
                                        ---------   ---------
Net operating
   revenues . . . . . . . . . . . . .      33,598      50,262
Interest on long-
   term debt. . . . . . . . . . . . .      (9,428)    (37,269)
Other income
   (expense), net . . . . . . . . . .         (88)      5,739
                                        ---------   ---------
   Earnings before
      income taxes. . . . . . . . . .      24,082      18,732
Federal and state
   income taxes . . . . . . . . . . .       9,151       7,118
                                        ---------   ---------
   Net earnings
      available for
      common stock. . . . . . . . . .   $  14,931   $  11,614


Net earnings per
   common share . . . . . . . . . . .   $    1.31   $    1.02
                                        =========   =========

Weighted average
   shares outstanding
   (thousands). . . . . . . . . . . .      11,431      11,420
                                        =========   =========

Percent of normal
   weather, based on
   30-year average. . . . . . . . . .         90%         98%
                                        =========   =========

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

CAPITALIZATION

First mortgage bonds and other long-term debt outstanding, including current maturities, were as follows:

                                          March 31,     June 30,
                                            1995          1994
                                        ------------    --------
                                         (thousands of dollars)

First mortgage bonds:
   11.5% due 2000 -- collateralized
      by utility plant in service. . .   $   1,200      $  1,700
Other long-term debt:
   7.60% Senior Notes due 2024 . . . .     475,000       475,000
   Other . . . . . . . . . . . . . . .       2,818         3,237
                                         ---------      --------
Total debt . . . . . . . . . . . . . .     479,018       479,937
   Less current portion. . . . . . . .         956           889
                                         ---------      --------
      Total long-term debt . . . . . .   $ 478,062      $479,048
                                         =========      ========

On April 28, 1995, Southern Union entered into an amendment to their existing revolving credit facility (the "facility"). The facility was increased from $100,000,000 to $125,000,000. The increase of $25,000,000 (the "bridge") may only be used for certain restricted purposes. The amended facility contains substantially the same covenants and is uncollateralized. There are no borrowing base limitations as long as the Company's Senior Debt Securities meet certain rating criteria. The interest rate on borrowings is calculated based on a formula using the LIBOR and prime interest rates.

On March 29, 1995, Southern Union filed a Registration Statement with the Securities and Exchange Commission to sell a combination of preferred securities of financing trusts and senior and subordinated debt securities of the Company of up to $300,000,000 from time to time, at prices determined at the time of any offering.

On January 31, 1994, Southern Union completed the sale of the Senior Debt Securities. The net proceeds from the sale of the Senior Debt Securities, together with the net proceeds from the Rights Offering and working capital from operations, were used to:
(i) fund the Missouri Acquisition; (ii) repay approximately $59,300,000 of borrowings under the revolving credit facility previously used to fund the Rio Grande Acquisition and repurchase all outstanding preferred stock; (iii) refinance, on January 31, 1994, the $10,000,000 aggregate principal amount of 9.45% notes due January 31, 2004 and $25,000,000 aggregate principal amount of 10% notes due January 31, 2012 and the related premium of approximately $10,400,000 resulting from the early extinguishment of such notes;
(iv) refinance, on March 2, 1994, $50,000,000 aggregate principal amount of 10.5% Sinking Fund Debentures due May 15, 2017 and the related premium of approximately $3,300,000 resulting from the early extinguishment of such debentures; and (v) retire, on May 16, 1994, $20,000,000 aggregate principal amount of 10-1/8% notes.

                   SOUTHERN UNION COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



CASH FLOW INFORMATION

                                           Twelve Months Ended
                                              March 31, 1995
                                           -------------------
                                          (thousands of dollars)

Non-cash assets (liabilities) acquired
   other than cash:
      Property, plant and equipment, net .     $   1,072
                                               =========

Excluded from the statement of consolidated cash flows were the following effects of non-cash investing and financing activities:

                        Three Months Ended   Twelve Months Ended
                          March 31, 1995        March 31, 1994
                        ------------------   -------------------
                               (thousands of dollars)

Other obligations
   incurred. . . . . . .    $    --                $  2,331
                            ========               ========

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

Missouri Gas Energy is required to continue the Missouri Safety Program and has deferred depreciation expense, property taxes and carrying costs associated with Missouri Gas Energy's investment in the Missouri Safety Program as approved by the MPSC. The Company has deferred approximately $1,197,000 and $2,766,000 related to depreciation, property taxes and associated carrying costs on its investment in this program for the three- and nine- month periods, respectively, ended March 31, 1995.

                   SOUTHERN UNION COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The continuation of the Missouri Safety Program will result in significant levels of future capital expenditures. The Company estimates incurring capital expenditures of approximately
$26,000,000 in fiscal 1995 related to this program.

COMMITMENTS AND CONTINGENCIES

The following is a summary and current status of certain legal proceedings involving Southern Union and its subsidiaries.

On November 30, 1992, Southern Union was named as a potentially responsible party in a special notice letter from the Environmental Protection Agency ("EPA") with respect to remediation costs for a former manufactured gas plant site in Burlington, Vermont. The Company has denied liability for any such costs for various reasons, including the fact that it is not a successor to any entity that owned or operated the site in question. The Company does not believe the outcome of this matter will have a material adverse effect on its financial position, results of operations or cash flows.

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

On June 1, 1994, Southern Union filed two lawsuits in the United States District Court for the Western District of Missouri, one against The Bishop Group, the other against both The Bishop Group and Western Resources. The litigation against The Bishop Group was dismissed February 24, 1995 as a result of its settlement with Southern Union with no material adverse effect on the Company's financial position, results of operation or cash flows. The litigation against Western Resources continues, although the portion of that lawsuit dealing with disputed purchase price items under the Missouri Asset Purchase Agreement (the "Purchase Agreement") has been resolved by court-ordered arbitration. Pursuant to the arbitrator's decision on April 17, 1995, Southern Union has made an additional payment of $3,300,000 plus interest in final payment of the purchase price. The Company anticipates that the remaining issues in this lawsuit - its damage claims against Western Resources - will be adjudicated by trial in November 1995.

Southern Union and its subsidiaries are parties to other legal proceedings that its management considers to be the normal kinds of actions to which an enterprise of its size and nature might be subject, and not to be material to the Company's overall business or financial condition, results of operations or cash flows.

Pursuant to the terms of the Purchase Agreement, the Company agreed to assume the Missouri portion of certain obligations of Western Resources related to a 1990 settlement of a Wyoming Tight Sands anti-trust litigation. To secure the refund of the settlement proceeds, the MPSC authorized the establishment of an independently administered trust to collect cash receipts under the Tight Sands settlement and repay credit-facility borrowings used for the lump sum payment. In the event the trust does not receive cash payments from the gas suppliers as provided by the Tight Sands settlement agreement, the Company is committed to pay its applicable portion of the amount owed the lender of the credit-facility borrowings. The Company's unpaid applicable portion of the amount the trust owes the lender at March 31, 1995 was approximately $8,600,000.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Under the order of the U. S. Federal Energy Regulatory Commission ("FERC") docket Nos. RP 94-296 and PR 95-3, Williams Natural Gas Company, the primary pipeline providing gas to Missouri Gas Energy, is seeking recovery of certain unrecovered deferred gas costs of approximately $29,600,000. These costs were related to gas deliveries prior to April 30, 1994. Missouri Gas Energy has filed a proposed mechanism to recover these costs under case GR 95-33 with the MPSC. The MPSC has issued a final order regarding the recovery of these costs and the Company believes that these costs will be fully recovered from its Missouri customers. The receivable and liability associated with these costs have been recorded as a deferred charge and a deferred liability, respectively, on the balance sheet as of March 31, 1995.

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

On January 31, 1994, Southern Union completed the acquisition of Missouri Gas Energy (the "Missouri Acquisition"). As of March 31, 1995, Missouri Gas Energy served approximately 478,000 customers in 147 communities in central and western Missouri, including Kansas City, St. Joseph, Joplin and Monett. In addition, on September 30, 1993, the Company completed the acquisition of Rio Grande Valley Gas Company (the "Rio Grande Acquisition") which serves approximately 82,000 customers in south Texas. These acquisitions were accounted for as purchases and, accordingly, the operating results of the acquired companies have been included in the consolidated operating results after the respective dates of acquisition. See "Acquisitions" in the Notes to Consolidated Financial Statements for the three months ended March 31, 1995, included herein. In addition, since the majority of Missouri Gas Energy's operating margin is earned during the winter heating season, the results of operations for the three-, nine- and twelve-month periods ended March 31, 1995 are not indicative of results that would necessarily be achieved for a full year. For these reasons, the results of operations of the Company for the periods subsequent to those acquisitions are not comparable to those periods prior to the acquisitions nor are the 1995 results of operations comparable with prior periods.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1995 and 1994

The Company recorded net earnings available for common stock of $16,153,000 for the three-month period ended March 31, 1995, an increase of 62%, compared with net earnings of $9,954,000 for the same period in 1994. Net earnings per common share, based on weighted average shares outstanding during the period, were $1.41 in 1995 compared with net earnings per common share of $.87 in 1994.

Operating revenues were $181,370,000 for the three-month period ended March 31, 1995, an increase of 3%, compared with operating revenues of $175,454,000 in 1994. Gas purchase costs for the three-month period ended March 31, 1995 were $99,749,000, a decrease of 7%, compared with $107,760,000 in 1994. The Company's operating revenues are affected by the level of sales volumes and by the pass-through of increases or decreases in the Company's gas purchase costs through its purchased gas adjustment clauses. The increase in operating revenues between periods was primarily the result of a 31% increase in gas sales volume to 44,930 MMcf in 1995 from 34,364 Mmcf in 1994. Missouri Gas Energy contributed 11,200 Mmcf of the increase while the remaining operations of the Company resulted in a gas sales volume decrease of 634 Mmcf. Volume decreases for the three-month period ended March 31, 1995 were impacted by warmer than normal weather for Southern Union's operations in Texas and Oklahoma which comprise 51% of the Company's customer base. Weather for these operations for the three-month period ended March 31, 1995 was 78% of normal compared to 82% normal in 1994.

         SOUTHERN UNION COMPANY AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Missouri Gas Energy's service territories experienced 89% of normal weather for the three months ended March 31, 1995 compared to 88% of normal in 1994, Missouri Gas Energy was consolidated with the operations of the company after January 31, 1994. Gas purchase costs were effected by the decrease in gas sales volumes as well as a decrease in the average cost of gas from $2.76 per Mcf in 1994 to $2.18 per Mcf in 1995. Decreases in average spot market gas prices throughout the Company's distribution system were the result of the warmer than normal winter. Missouri Gas Energy contributed approximately $22,395,000 to the overall increase in operating revenues and approximately $6,325,000 in additional gas purchase costs. The remaining operations of the Company were responsible for an operating revenue decrease of $16,479,000 and gas purchase cost decreases of $14,336,000, both as a result of decreased volumes and lower average cost of gas, discussed above.

Operating margin (operating revenues less gas purchase costs) for the three-month period ended March 31, 1995 was $81,621,000 compared to $67,694,000 in 1994. The increase in operating margin is the result of the Missouri Acquisition which contributed approximately $16,070,000 to the overall increase, while the remaining operations of the company were responsible for the decrease of approximately $2,143,000 as a result of volume decreases, previously discussed. Missouri Gas Energy's rate structure collects a greater percentage of its operating margin in the winter heating season, of which January has historically contributed approximately 17% of its annual operating margin.

Operating expenses, which include operating, maintenance and general expenses, taxes other than on income, and depreciation and amortization, were $47,059,000 for the three-month period ended March 31, 1995, an increase of 6%, compared with $44,217,000 in 1994. The increase was primarily attributable to the net additional operating expenses, net of the operating efficiencies since acquisition, associated with the Missouri Acquisition of approximately $4,700,000. This increase was partially offset by less than expected employee overtime payroll costs, as a result of the warmer than normal winter, and less than expected employee medical costs than were actually incurred.

Interest expense on long-term debt was $9,365,000 for the three-month period ended March 31, 1995, an increase of 16%, compared to $8,088,000 in 1994. The increase in interest expense is due to the net increase in total long-term debt which included the sale of the $475,000,000 of Senior Debt Securities, completed on January 31, 1994 and net of the retirement of $105,000,000 in long-term debt. The net proceeds from the sale of the Senior Debt Securities, together with the net proceeds from the $50,000,000 Rights Offering and working capital from operations, was used to fund the Missouri and Rio Grande Acquisitions, and refinance certain short-term and long-term debt. See "Capitalization" in the Notes to the Con-solidated Financial Statements for the three months ended March 31, 1995 included herein.

Other interest expense was $530,000 for the three-month period ended March 31, 1995, an increase of 109%, compared to $254,000 in 1994. The increase in other interest expense is due to an increase in borrowings under the revolving credit facility for seasonal working capital needs of the Company.

Other income for the three-month period ended March 31, 1995 was $1,750,000 compared to $960,000 in 1994. Other income for the three-month period ended March 31, 1995 consists of: approximately $740,000 related to the deferral of interest expense associated with the Missouri Gas Energy Safety Program; rental income from Lavaca Realty Company ("Lavaca Realty"), the Company's real estate subsidiary, of approximately $659,000; approximately $135,000 from gains on equipment sales; and investment interest and interest on notes receivable of

         SOUTHERN UNION COMPANY AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


approximately $78,000. Other income for 1994 included: rental income from Lavaca Realty of approximately $574,000; investment interest and interest on notes receivable of approximately $165,000; approximately $111,000 from gas appliance merchandising; and approximately $81,000 related to the deferral of interest expense associated with the Missouri Gas Energy Safety Program.

The three-month period ended March 31, is generally the Company's most profitable quarter. Because Missouri Gas Energy's rate structure collects a greater percentage of its margin in the winter heating season months, losses are expected during the upcoming quarters ended June 30 and September 30, 1995. In recent years, Southern Union Gas has worked with its regulators to minimize summer earnings deficits by increasing the customer's monthly minimum bill.

Nine Months Ended March 31, 1995 and 1994

The Company recorded net earnings available for common stock of $16,542,000 for the nine-month period ended March 31, 1995 compared to net earnings of $13,441,000 for the nine-month period ended March 31, 1994. Net earnings per common share, based on weighted average shares outstanding during the periods, were $1.44 in both 1995 and 1994. Earnings per common share remained flat compared with prior year due to an increase in the average number of shares outstanding after a Rights Offering in December, 1993.

Operating revenues were $395,981,000 for the nine-month period ended March 31, 1995, an increase of 41%, compared with operating revenues of $281,055,000 in 1994. Gas purchase costs for the nine-month period ended March 31, 1995 were $206,208,000, an increase of 25%, compared with $164,614,000 in 1994. Operating revenues increased in the nine-month period ended March 31, 1995 as a result of a 56% increase in gas sales volume from 56,122 MMcf in 1994 to 87,479 MMcf in 1995. Gas purchase costs were effected by this increase in sales volume as well as a decrease in the average cost of gas to $2.69 per Mcf in 1995 from $2.76 per Mcf in 1994, discussed above. The increase in volumes is principally due to a 63% increase in the average customer base to approximately 958,000 customers for the nine months ended March 31, 1995 compared with approximately 587,000 in 1994. The increase in the customer base is the result of both the Missouri and Rio Grande Acquisitions. Operating revenues and gas purchase costs were also impacted by warmer than normal weather for Southern Union's operations in Texas and Oklahoma which comprise 51% of the Company's customer base for the nine-month period ended March 31, 1995. Weather for these operations for the nine-month period ended March 31, 1995 was 76% of normal compared to 90% of normal weather in 1994. Missouri Gas Energy's service territories experienced 87% of normal weather for the nine months ended March 31, 1995. The Missouri and Rio Grande Acquisitions contributed approximately $136,796,000 and $5,959,000, respectively, to the overall increase in operating revenues and approximately $67,261,000 and $1,652,000, respectively, in gas purchase costs for the nine months ended March 31, 1995. The remaining operations of the Company were responsible for the operating revenue decrease of $27,829,000 and gas purchase cost decreases of $27,319,000, primarily due to the warmer than normal weather and a decrease in the average cost per Mcf of gas, both previously discussed above.

Operating margin for the nine-month period ended March 31, 1995 was $189,773,000 compared to $116,441,000 in 1994. The increase in operating margin resulted from the Missouri and Rio Grande
Acquisitions which contributed approximately $73,842,000 to the overall increase.

Operating expenses, which include operating, maintenance and general expenses, taxes other than on income, and depreciation and amortization, were $136,706,000 for the nine-month period ended March 31, 1995, an increase of 61%, compared with $85,095,000 in 1994. The increase was primarily attributable to the net additional operating expenses, net of the operating efficiencies since acquisition associated with the Missouri and Rio Grande Acquisitions of approximately $52,537,000 and $2,749,000, respectively. The remaining operation of the Company

         SOUTHERN UNION COMPANY AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



were responsible for the decrease of approximately $3,675,000 as a result of the Company's efforts to reduce costs and improve operating efficiencies, as a result of the warmer than anticipated weather.

Interest expense on long-term debt was $28,100,000 for the nine-month period ended March 31, 1995, an increase of 103%, compared to $13,820,000 in 1994. The increase in interest expense is due to the net increase in total long-term debt which included the sale of the $475,000,000 of Senior Debt Securities, discussed above. See "Capitalization" in the Notes to the Consolidated Financial Statements for the three months ended March 31, 1995 included herein.

Other income for the nine-month period ended March 31, 1995 was $4,085,000 compared to $5,780,000 in 1994. Other income for the nine-month period ended March 31, 1995 consists of: rental income from Lavaca Realty of approximately $1,951,000; approximately $1,716,000 related to the deferral of interest expense associated with the Missouri Gas Energy Safety Program; investment interest and interest on notes receivable of approximately $272,000; approximately $262,000 from gas appliance merchandising; and approximately $136,000 from gains on equipment sales. This was partially offset by approximately $750,000 for the write-down to estimated fair market value of certain Lavaca Realty real estate held for sale. Other income for 1994 included: non-recurring accounting adjustments of approximately $2,245,000 related to the amendment of prior year federal income tax returns and the reversal of a tax reserve upon the completion of prior period federal income tax audits; rental income from Lavaca Realty of approximately $1,540,000; investment interest and interest on notes receivable of approximately $577,000; a pre-tax gain of approximately $494,000 on the sale of undeveloped real estate; approximately $308,000 from gas appliance merchandising; and approximately $81,000 related to the deferral of interest expense associated with the Missouri Gas Energy Safety Program.

Weighted average shares of common stock outstanding were 11,465,296 for the nine-month period ended March 31, 1995 compared to 9,341,397 in 1994. The increase is a result of the Rights Offering completed on December 31, 1993 to existing stockholders to subscribe for and purchase 2,000,000 pre-split and pre-dividend shares of the Company's common stock, par value $1.00 per share, at a pre-split and pre-dividend price of $25.00 per share for net proceeds of $49,351,000. The proceeds from the Rights Offering, together with the proceeds from the sale of the Senior Debt Securities, were used to fund the Missouri and Rio Grande Acquisitions, and to retire or refinance certain outstanding debt.

Twelve Months Ended March 31, 1995 and 1994

The Company recorded net earnings available for common stock of $11,478,000 for the twelve-month period ended March 31, 1995 compared with net earnings of $12,268,000 in 1994. Net earnings per common share, based on 11,460,347 weighted average shares outstanding during the period, were $1.00 in 1995 compared with net earnings per common share of $1.35, based on 9,070,933 weighted average shares outstanding, in 1994. Earnings per common share remained flat compared with prior year due to an increase in the average number of shares outstanding after a Rights Offering in December, 1993.

Operating revenues were $489,490,000 for the twelve-month period ended March 31, 1995, an increase of 54%, compared with operating revenues of $317,482,000 in 1994. Gas purchase costs for the twelve-month period ended March 31, 1995 were $252,722,000, an increase of 39%, compared with gas purchase costs of $182,213,000 in 1994. The increase in both operating revenues and gas purchase costs between periods was primarily the result of a 63% increase in gas sales volume to 103,579 MMcf in 1995 from 63,513 MMcf in 1994 and an increase in the average cost of gas to $2.78 per Mcf in 1995 from $2.65 per Mcf in 1994. The increase in volume is primarily attributable to growth in the average customer base previously discussed above. The increase in the Company's

        SOUTHERN UNION COMPANY AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



average cost per Mcf of gas is the result of certain previously negotiated fixed price gas supply contracts with certain suppliers to the Missouri operations assigned to the Company in the Missouri Acquisition which were partially offset by decreases in average spot market gas prices throughout the Company's distribution system. Partially offsetting the overall increase in operating revenues and gas purchase costs was warmer than normal weather for the twelve months ended March 31, 1995. Weather in the Company's service territories in Missouri, Texas and Oklahoma was 84% of normal for the twelve months ended March 31, 1995 compared to 90% of normal in 1994. The Missouri and Rio Grande Acquisitions contributed approximately $186,858,000 and $12,482,000, respectively, to the overall increase in operating revenues and approximately $93,150,000 and $5,010,000, respectively, in additional gas purchase costs. The remaining operations of the Company were responsible for the operating revenue decrease of $27,332,000 and gas purchase cost decreases of $27,651,000, primarily due to the warmer than normal weather and a decrease in the average cost per Mcf of gas, both previously discussed above.

Operating margin for the twelve-month period ended March 31, 1995 was $236,768,000 compared to $135,269,000 in 1994. The increase in operating margin resulted primarily from the Missouri and Rio Grande Acquisitions which contributed approximately $101,180,000 to the overall increase. The Company's operating margin for the twelve-month period ended March 31, 1995 was also favorably impacted by several rate increases effective during the past year including a $1,948,000 annualized increase in Austin effected July 1, 1993 and a $463,000 annualized increase in El Paso, Texas effective November 1, 1993. In addition, effective October 15, 1993, the MPSC increased Missouri Gas Energy's natural gas rates by $9,750,000 annually.

Operating expenses, which include operating, maintenance and general expenses, taxes other than on income and depreciation and amortization, were $182,966,000 for the twelve-month period ended March 31, 1995, an increase of 77%, compared with operating expenses of $103,232,000 in 1994. The increase in these expenses is principally due to the overall increase in operating expenses, net of the operating efficiencies since acquisition, associated with the Missouri and Rio Grande Acquisitions of approximately $78,770,000 and $5,254,000, respectively. The remaining operations of the Company were responsible for the decrease in operating expenses of approximately $4,290,000 as a result of the Company's efforts to reduce costs and improve operating efficiencies.

Total other expenses were $34,720,000 for the twelve-month period ended March 31, 1995, an increase of 191%, compared with other expenses of $11,933,000 in 1994. The increase is due principally to the increase in interest expense. Interest expense on long-term debt was $37,848,000 for the twelve-month period ended March 31, 1995, an increase of approximately 124%, compared with interest expense of $16,895,000 in 1994 which is due to the increase in long-term debt, previously discussed. Other net income for the twelve-month period ended March 31, 1995 included: rental income from Lavaca Realty of approximately $2,570,000 ; approximately $1,912,000 related to the deferral of interest expense associated with the Missouri Gas Energy Safety Program; investment interest and interest on notes receivable of approximately $646,000; and approximately $305,000 from gas appliance merchandising. This was partially offset by other expense of $750,000 to record the write-down of certain real estate, as discussed above. Other net income for the twelve-month period ended March 31, 1994 included: non-recurring accounting adjustments of approximately $2,245,000 as previously discussed; rental income from Lavaca Realty of approximately $1,989,000; investment interest and interest on notes receivable of approximately $849,000; $500,000 from gas appliance merchandising; a pre-tax gain of approximately $494,000 on the sale of undeveloped real estate; and approximately $81,000 related to the deferral of interest expense associated with the Missouri Gas Energy Safety Program.

Net earnings in 1995 were favorably impacted by the elimination of $249,000 in preferred dividends as the remaining shares of cumulative preferred stock were retired in June 1993.

           SOUTHERN UNION COMPANY AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following table sets forth certain information regarding the Company's gas utility operations for the three- and twelve-month periods ended March 31, 1995 and 1994:

                            Three Months       Twelve Months
                           Ended March 31,     Ended March 31,
                           1995      1994      1995      1994
                         --------  --------  --------  --------

Average number of gas
   sales customers
   served:
      Residential. . . .  878,493   727,749   866,525   480,071
      Commercial . . . .   92,328    70,328    88,042    37,648
      Industrial and
         irrigation. . .      717       955       697       822
      Public authorities
         and other . . .    2,854     2,640     2,748     2,417
      Pipeline and
         marketing . . .      343       251       432       218
                         --------  --------  --------  --------
         Total average
            customers
            served . . .  974,735   801,923   958,444   521,176
                         ========  ========  ========  ========

Gas sales in millions
   of cubic feet (MMcf)
      Residential. . . .   31,543    25,497    62,776    37,615
      Commercial . . . .   13,475    10,616    28,806    16,546
      Industrial and
         irrigation. . .      638       351     2,364     2,431
      Public authorities
         and other . . .    1,268     1,295     2,713     2,820
      Pipeline and
         marketing . . .    1,766     1,688     7,670     7,081
                         --------  --------  --------  --------
         Gas sales
            billed . . .   48,690    39,447   104,329    66,493
      Net change in
         unbilled gas
         sales . . . . .   (3,760)   (5,083)     (750)   (2,980)
                         --------  --------  --------  --------
         Total gas
            sales. . . .   44,930    34,364   103,579    63,513
                         ========  ========  ========  ========

Gas sales revenues
   (thousands of
   dollars):
      Residential. . . . $130,429  $132,152  $303,671  $204,621
      Commercial . . . .   52,669    52,945   117,801    79,479
      Industrial and
         irrigation. . .    2,390     2,065     8,511     9,362
      Public authorities
         and other . . .    3,980     4,954     9,031    10,595
      Pipeline and
         marketing . . .    3,613     3,951    17,298    16,616
                         --------  --------  --------  --------
         Gas revenues
            billed . . .  193,081   196,067   456,312   320,673
      Net change in
         unbilled gas
         sales revenues.  (20,025)  (25,788)   (9,423)  (15,461)
                         --------  --------  --------  --------
         Total gas sales
            revenues . . $173,056  $170,279  $446,889  $305,212
                         ========  ========  ========  ========

Gas sales margin
   (thousands of
   dollars). . . . . . . $ 73,307  $ 62,519  $194,167  $122,999
                         ========  ========  ========  ========

Gas sales revenue per
   thousand cubic feet
   (Mcf) billed:
      Residential. . . . $  4.135  $  5.183  $  4.837  $  5.440
      Commercial . . . .    3.909     4.987     4.089     4.804
      Industrial and
         irrigation. . .    3.746     5.883     3.601     3.851
      Public authorities
         and other . . .    3.140     3.825     3.329     3.757
      Pipeline and
         marketing . . .    2.046     2.341     2.255     2.347

Weather effect:
   Degree days . . . . .    1,682     1,110     3,019     1,737
   Percent of normal,
      based on 30-year
      average. . . . . .      87%       85%       84%       90%

Gas transported in
   millions of cubic
   feet (MMcf) . . . . .   17,289    12,144    61,188    29,438
Gas transportation
   revenues (thousands
   of dollars) . . . . . $  5,422  $  3,579  $ 16,142  $  8,241

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

The principal source of funds during the three-month period ended March 31, 1995 included approximately $48,500,000 in cash flow from operations. This source provided funds for additions to property, plant and equipment of approximately $13,800,000, payments of $26,000,000 on the Company's credit facility and other working capital needs of the Company.

The principal sources of funds during the nine-month period ended March 31, 1995 included approximately $37,700,000 in cash flow from operations and $18,000,000 from the Company's available credit facility. These sources provided funds for additions to property, plant and equipment of approximately $50,400,000 and other seasonal working capital needs of the Company.

The effective interest rate under the Company's current debt structure is approximately 7.74% (including interest and the amortization of debt issuance costs and redemption premiums on refinanced debt). The effective rate of interest on debt outstanding for the three-month period ended March 31, 1994 was approximately 8.18%.

The Company has availability under a revolving credit facility with a three year term (the "Revolving Credit Facility") underwritten by Texas Commerce Bank, N.A. and syndicated to five additional banks (see below). Borrowings under the Revolving Credit Facility are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. At June 30, 1994 the outstanding balance under the Revolving Credit Facility was zero. The amount outstanding under the Revolving Credit Facility at March 31, 1995 and April 27, 1995 was approximately $18,000,000 and $7,000,000, respectively.

On April 28, 1995, Southern Union entered into an amendment to their existing revolving credit facility (the "facility"). The facility was increased from $100,000,000 to $125,000,000. The increase of $25,000,000 (the "bridge") may only be used for certain restricted purposes. The amended facility contains substantially
the same covenants and is uncollateralized.   There are no
borrowing base limitations as long as the Company's Senior Debt Securities meet certain rating criteria. The interest rate on borrowings is calculated based on a formula using the LIBOR and prime interest rates.

On March 29, 1995, Southern Union filed a Registration Statement with the Securities and Exchange Commission to sell a combination of preferred securities of financing trusts and senior or subordinated debt securities of the Company of up to $300,000,000 from time to time, at prices determined at the time of any offering.

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






Date   May 1, 1995               By  RONALD J. ENDRES
       ----------------              -------------------------
                                     Ronald J. Endres
                                     Senior Vice President of
                                     Administration, and
                                     Chief Financial Officer




Date   May 1, 1995               By  DAVID J. KVAPIL
       ----------------              -------------------------
                                     David J. Kvapil
                                     Vice President and Controller
                                     (Principal Accounting Officer)