Form 10-K/A
period 1994-06-30
SOUTHERN UNION CO
filed 1995-06-28
CIK 203248

                          SOUTHERN UNION COMPANY
                          504 LAVACA, SUITE 800
                          AUSTIN, TEXAS  78701
                            (512) 477-5852



June 28, 1995



VIA EDGAR
_________

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D. C.  20549

RE:   Form 10-K/A:  Amendment No. 2 to Form 10-K
      Southern Union Savings Plan
      of Southern Union Company;
      Commission File No. 1-6407
      __________________________

Ladies and Gentlemen:

The undersigned registrant hereby amends the following items, financial statements, exhibits, or other portions of its Transition Report on Form 10-K for the year ended June 30, 1994 as set forth in the Form 11-K. The financial statements and supplemental schedules of the Southern Union Savings Plan have been filed in paper.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Very truly yours,


DAVID J. KVAPIL
_______________
David J. Kvapil
Vice President and Controller
(Principal Accounting Officer)

DJK/lg

Enclosures

=================================================================


        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D. C.  20549

               __________________________________

                         FORM 10-K/A

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
___
     SECURITIES EXCHANGE ACT OF 1934

                             OR

 X   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
___
     SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended June 30, 1994

                 Commission File No. 1-6407

             ___________________________________

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

Title of each class       Name of each exchange in which registered
___________________      ___________________________________________
Common Stock, par       American Stock Exchange (effective March 6,
value $1 per share      1995 Southern Union Company switched to the
                                New York Stock Exchange)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendments by this Form 10-K.   X
                                                            ___

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

             DOCUMENTS INCORPORATED BY REFERENCE

                             None.

=================================================================

                         EXHIBIT INDEX



Exhibit
  No.                              Description
_______            ____________________________________________

 28.1              Annual Report on Form 11-K for the Southern
                   Union Savings Plan for the fiscal year ended
                   December 31, 1994*.
















______________________________

*The financial statements and supplemental schedules of the Southern Union Savings Plan have been filed in paper.

                           SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.








Dated:  June 28, 1995           SOUTHERN UNION COMPANY

                                By:  DAVID J. KVAPIL
                                     ________________________
                                     David J. Kvapil
                                     Vice President and Controller
                                     (Principal Accounting Officer)