Form 10-K
period 1995-06-30
SOUTHERN UNION CO
filed 1995-09-27
CIK 203248

=================================================================

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549

                            FORM 10-K

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---
     SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended June 30, 1995

                              OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---
     SECURITIES EXCHANGE ACT OF 1934

                  Commission File No. 1-6407


                    SOUTHERN UNION COMPANY
    (Exact name of registrant as specified in its charter)

          Delaware                              75-0571592
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification No.)

  504 Lavaca Street, Eighth Floor                 78701
         Austin, Texas                           (Zip Code)
(Address of principal executive offices)

     Registrant's telephone number, including area code:
                       (512)  477-5852

  Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class     Name of each exchange on which registered
- -------------------     -----------------------------------------
 Common Stock, par                New York Stock Exchange
value $1 per share

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

Indicate by check mark if disclosure of delinquent filers pursu-ant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
            ---

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 22, 1995, was approxi-mately $125,747,641. The number of shares of the registrant's Common Stock outstanding on September 22, 1995 was 11,518,622.

            DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for its annual meeting of stockholders to be held on November 7, 1995 are incorporated by reference into Part III hereof, to the extent indicated herein.


=================================================================

                          PART I


ITEM 1.     Business.

                       Introduction

Southern Union Company ("Southern Union" and together with its subsidiaries, the "Company") was incorporated under the laws of the State of Delaware in 1932. The Company's principal line of business is the distribution of natural gas as a public utility through Southern Union Gas and Missouri Gas Energy, each of which is a division of Southern Union. Southern Union Gas, head-quartered in Austin, Texas, serves approximately 498,000 residen-tial, commercial, industrial, agricultural and other customers in Texas (including the cities of Austin, Brownsville, El Paso, Galveston and Port Arthur) and Oklahoma. Missouri Gas Energy, headquartered in Kansas City, Missouri, serves approximately 478,000 customers in central and western Missouri (including the cities of Kansas City, St. Joseph, Joplin and Monett). See "Missouri Acquisition."

Subsidiaries of Southern Union have been established to support and expand natural gas sales and to capitalize on the Company's gas energy expertise. These subsidiaries market natural gas to end-users, sell natural gas as a vehicular fuel, operate intra-state and interstate natural gas pipeline systems, sell commer-cial gas air conditioning and other gas-fired engine-driven applications and convert vehicles to operate on natural gas. By providing "one-stop shopping," the Company can serve its various customers' specific energy needs, which encompass substantially all of the natural gas distribution and sales businesses from natural gas sales to specialized energy consulting services. Certain subsidiaries also own or hold interests in real estate and other assets, which are primarily used in the Company's utility business. See "Company Operations."

The Company is a sales and market-driven energy company whose management is committed to achieving profitable growth of its natural gas energy businesses in an increasingly competitive business environment. Management's strategies for achieving these objectives principally consist of: (i) promoting new sales opportunities and markets for natural gas; (ii) enhancing finan-cial and operating performance; and (iii) expanding the Company through development of existing systems and selective acquisition of new systems. Management develops and continually evaluates these strategies and the Company's implementation of them by applying their experience and expertise in analyzing the energy industry, technological advances, market opportunities and general business trends. Each of these strategies, as imple-mented throughout the Company's businesses, reflects the Com-pany's commitment to its core natural gas utility business. Central to all of the Company's businesses and strategies is the sale and transportation of natural gas.

The Company has a goal of selected growth and expansion, pri-marily in the natural gas industry. To that extent, the Company intends to consider, when appropriate, and if financially prac-ticable to pursue, the acquisition of other natural gas distri-bution or transmission businesses. The nature and location of any such properties, the structure of any such acquisitions, and the method of financing any such expansion or growth will be determined by management and the Southern Union Board of Directors.

                    Missouri Acquisition

On January 31, 1994, Southern Union purchased certain Missouri natural gas distribution operations (the "Missouri Acquisition") which Southern Union operates as Missouri Gas Energy. The acquisition was accounted for as a purchase. Earnings from operations of Missouri Gas Energy have been included in the Com-pany's statement of consolidated operations since February 1, 1994.

At closing, Southern Union paid approximately $400,300,000 in cash, based on account balances as of December 31, 1993. The final purchase price, which was determined through post-closing adjustments and subsequent arbitration, was approximately
$401,600,000.   The Missouri Acquisition was financed through the
sale of $475,000,000 of 7.60% Senior Notes due 2024 (the "Senior Debt Securities") completed on January 31, 1994 and net proceeds from a $50,000,000 common stock subscription rights offering (the
"Rights Offering") completed on December 31, 1993.   See "Man-
agement's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") -- Liquidity and Capital Resources" and "Long-Term Debt" in the Notes to the Consolidated Financial Statements.

As a result of the Missouri Acquisition, the Company nearly doubled the number of customers served by its natural gas dis-tribution system and became one of the top 15 gas utilities in the United States, as measured by number of customers. In addi-tion, the Missouri Acquisition lessens the sensitivity of the Company's operations to weather risk and local economic condi-tions by diversifying operations into a different geographic area.

The approval of the Missouri Acquisition by the Missouri Public Service Commission ("MPSC") was subject to the terms of a stipu-lation and settlement agreement (the "MPSC Stipulation") among Southern Union, Western Resources, Inc. (the "seller" of the Missouri properties), the MPSC Staff and others. Among other things, the MPSC Stipulation: (i) provides that the Company attain a total debt to total capital ratio that does not exceed Standard and Poor's Corporation's Utility Financial Benchmark ratio for the lowest investment grade (BBB) investor-owned natural gas distribution company (which currently is approxi-mately 58%) in order for Missouri Gas Energy to implement any general rate increase; (ii) prohibits Missouri Gas Energy from implementing a general rate increase in Missouri before January 31, 1997 except in certain unusual events; (iii) required the seller to contribute an additional $9,000,000 to the quali-fied defined benefit plan assets transferred to the Company; (iv) requires the Company to contribute an additional $3,000,000 to the Company's qualified defined benefit plan for the benefit of Missouri Gas Energy's employees and retirees; and (v) requires Missouri Gas Energy to reduce rate base by $30,000,000 (amortized over a ten-year period on a straight-line basis) to compensate rate payers for rate base reductions that were eliminated as a result of the Missouri Acquisition. The Company has subsequently attained the financial benchmark ratio described above. See "Business -- Changes in Capital Structure."

Southern Union assumed certain liabilities of the seller with respect to the Missouri properties, including certain liabilities arising from certain specified contracts assigned to Southern Union at closing, including gas supply and transportation con-tracts, office equipment and real estate leases, liabilities arising from certain contracts entered into by the seller in the ordinary course of business, certain liabilities that have arisen or may arise from the operation of Missouri Gas Energy, and liabilities for certain accounts payable of the seller pertaining to Missouri Gas Energy.

Southern Union and the seller also entered into an Environmental Liability Agreement (the "Environmental Liability Agreement") at the closing of the Missouri Acquisition. The Environmental Liability Agreement provides for a tiered approach to the allo-cation of certain liabilities under environmental laws that may exist or arise with respect to Missouri Gas Energy. At the present time, and based upon information available to management, the Company believes that the costs of any remediation efforts that may be required for Missouri Gas Energy for which it may ultimately have responsibility will not exceed the aggregate amount subject to substantial sharing by the seller. The Com-pany believes that it will be able to obtain substantial reim-bursement or recovery for any environmental liabilities from other potentially responsible third parties, under insurance or through rates charged to customers. See "Commitments and Con-tingencies" in the Notes to the Consolidated Financial State-ments.

Pursuant to the terms of an Employee Agreement with the seller, after the closing of the Missouri Acquisition, Southern Union employed certain employees of the seller involved in the opera-tion of Missouri Gas Energy ("Continuing Employees"). Under the terms of the Employee Agreement, the assets and liabilities under the seller's qualified defined benefit plans attributable to Continuing Employees and certain retired Missouri employees ("Retired Employees") were transferred to a qualified defined benefit plan of Southern Union that for at least two years will provide benefits to Continuing Employees and Retired Employees substantially similar in aggregate to those provided for under the seller's qualified defined benefit plans. Southern Union amended its qualified defined benefit plan to cover the Con-tinuing Employees and Retired Employees and provide Continuing Employees and Retired Employees with certain welfare, separation and other benefits.

              Other Acquisitions and Divestitures

During July 1995, Southern Union Company entered into a letter of intent to sell Western Gas Interstate Company ("WGI"), a wholly-owned subsidiary of the Company, exclusive of certain WGI assets in El Paso, Texas and WGI's Del Norte interconnect operation which transmits natural gas into Mexico, and to sell certain gas distribution operations of Southern Union Gas in the panhandle areas of Texas and Oklahoma for approximately $14,800,000. The sale is subject to approval by the Federal Regulatory Energy Commission ("FERC") and the Oklahoma Corporation Commission and must be reported to the Railroad Commission of Texas.

In September 1993, the Company acquired the Rio Grande Valley Gas Company ("Rio Grande") for approximately $30,500,000 (the "Rio Grande Acquisition"). Rio Grande currently serves approximately 75,000 customers in the south Texas counties of Willacy, Cameron and Hidalgo which includes 32 towns and cities along the Mexico border, including Harlingen, McAllen and Brownsville (the southernmost city in the continental U.S.). The Company initially funded the purchase with borrowings from its revolving credit facility which were subsequently repaid with proceeds from the sale of the Senior Debt Securities and the Rights Offering. See "MD&A -- Liquidity and Capital Resources."

In July 1993, the Company acquired the natural gas distribution facilities serving the city of Eagle Pass, Texas (the "Eagle Pass Acquisition"), for approximately $2,000,000. In May 1993, the Company acquired the natural gas distribution facilities of Berry Gas Company (the "Berry Gas Acquisition") serving the Texas cities and towns of Nome, Raywood, Hull and Devers for approxi-mately $274,000. Combined, these operations serve approximately 4,400 customers.

In February 1993, Southern Union Exploration Company ("SX"), a former wholly-owned subsidiary of Southern Union, entered into a purchase and sale agreement pursuant to which it sold substan-tially all of its oil and gas leasehold interests and associated production for approximately $22,000,000, effective January 1, 1993. The Company recorded a book loss on the sale of approxi-mately $4,400,000 as of December 31, 1992. In connection with the sale, the Company recorded an income tax liability of approximately $6,960,000 resulting from the recognition of a tax basis gain of approximately $18,800,000.

                  Changes in Capital Structure

On May 17, 1995, Southern Union Financing I (the "Subsidiary Trust"), a consolidated wholly-owned subsidiary of Southern Union, issued $100,000,000 of 9.48% Trust Originated Preferred Securities (the "Preferred Securities"). In connection with the Subsidiary Trust's issuance of the Preferred Securities and the related purchase by Southern Union of all of the Subsidiary Trust's common securities (the "Common Securities"), Southern Union issued to the Subsidiary Trust $103,092,800 principal amount of its 9.48% Subordinated Deferrable Interest Notes, due 2025 (the "Subordinated Notes").  The sole assets of the
Subsidiary Trust are and will be the Subordinated Notes.   The
interest and other payment dates on the Subordinated Notes correspond to the distribution and other payment dates on the Preferred Securities and the Common Securities. Under certain circumstances, the Subordinated Notes may be distributed to holders of the Preferred Securities and holders of the Common Securities in liquidation of the Subsidiary Trust. The Sub-ordinated Notes are redeemable at the option of the Company on or after May 17, 2000, at a redemption price of $25 per Subordinated Note plus accrued and unpaid interest. The Preferred Securities and the Common Securities will be redeemed on a pro rata basis to the same extent as the Sub-ordinated Notes are repaid, at $25 per Preferred Security and Common Security plus accumulated and unpaid distribu-tions. Southern Union's obligations under the Subordinated Notes and related agreements, taken together, constitute a full and unconditional guarantee by Southern Union of payments due on the Preferred Securities. As of June 30, 1995,
4,000,000 shares of Preferred Securities were outstanding.

Southern Union has the right under the Subordinated Notes to defer interest payment periods up to 20 consecutive quarters, and, as a consequence, quarterly distributions on the Preferred Securities may be deferred (but will continue to accrue with interest thereon at a per annum rate of 9.48% compounded quar-terly) by the Subsidiary Trust during any such extended interest payment period. If interest payments are deferred by Southern Union, Southern Union: (i) may not pay cash dividends, or redeem, purchase or acquire, or make a liquidation payment with respect to, any of its capital stock or the capital stock of any sub-sidiary of Southern Union; and (ii) shall not make any payment of interest, principal or premium, if any, on or repay, repurchase or redeem any debt securities issued by Southern Union that rank pari passu with or junior to the subordinate debentures.

The issuance of the Preferred Securities was part of a $300,000,000 shelf registration filed with the Securities and Exchange Commission on March 29, 1995. Southern Union may sell a combination of preferred securities of financing trusts and senior and subordinated debt securities of Southern Union of up to $196,907,200 (the remaining shelf) from time to time, at prices determined at the time of any offering. The net proceeds from the $100,000,000 Preferred Securities offering have been used to repurchase $35,000,000 of 7.60% Senior Debt Securities through July 1995. The remaining proceeds will be used to repurchase additional long-term debt, provide working capital for seasonal needs or for other business opportunities. See "Preferred Securities of Subsidiary Trust" and "Long-Term Debt" in the Notes to the Consolidated Financial Statements.

The following table sets forth the summary capitalization of the Company.

                               July 31, 1995      June 30, 1995
                              Amount   Percent   Amount   Percent
                              ------   -------   ------   -------
                                (thousands, except percentages)

Short-term debt (1)........  $  2,370           $    770
                             ========           ========

Long-term debt
  Senior notes.............   440,000            460,000
  First mortgage bonds
    and other..............     2,503              2,503
                             --------           --------
                              442,503   57.7%    462,503   58.7%

Company-obligated Preferred
Securities of Trust(2).....   100,000   13.0     100,000   12.7
Common stockholders'
  equity...................   223,966   29.3     225,664   28.6
                             --------  -----    --------  -----
Total capitalization.......  $766,469  100.0%   $788,167  100.0%
                             ========  =====    ========  =====

- ---------------------

(1) Includes amounts payable under the revolving credit facility and long-term debt due within one year. The outstanding balance under the revolving credit facility at July 31, 1995 and June 30, 1995 was $1,600,000 and zero, respectively.
(2) See "Preferred Securities of Subsidiary Trust" in the Notes to the Consolidated Financial Statements.

                       Company Operations

The Company's principal line of business is the distribution of natural gas through its Southern Union Gas and Missouri Gas Energy divisions. Southern Union Gas provides service to a num-ber of communities and rural areas in Texas, including the municipalities of Austin, Brownsville, El Paso, Galveston, Harlingen, McAllen and Port Arthur, as well as several communi-ties in the Oklahoma panhandle. Missouri Gas Energy provides service to various cities and communities in central and western Missouri including Kansas City, St. Joseph, Joplin and Monett. The Company's gas utility operations are generally seasonal in nature, with a significant percentage of its annual revenues and earnings occurring in the traditional winter heating season.

Western Gas Interstate Company operates interstate pipeline sys-tems principally serving the Company's gas distribution properties in the El Paso, Texas area and in the Texas and Oklahoma panhandles. During 1993, WGI received approval in its restructuring and rate case dockets from the FERC which allowed WGI to implement services pursuant to FERC Order No. 636. WGI is now providing unbundled transportation service for those gas volumes entering the pipeline's transportation system. WGI also transported approximately 16,400 million cubic feet (MMcf) to the city of Juarez, Mexico and the Samalayuca Power Plant in north Mexico in fiscal 1995. The sale of WGI, exclusive of its Del Norte interconnect operation and various assets in El Paso, is pending. See "Business -- Other Acquisitions and Divestitures."

Southern Transmission Company ("Southern"), a wholly-owned sub-sidiary of Southern Union, owns and operates approximately 121 miles of intrastate pipeline. Southern's system connects the cities of Lockhart, Luling, Cuero, Shiner, Yoakum, and Gonzales, Texas, as well as an industrial customer in Port Arthur, Texas. Southern also owns a transmission line which supplies gas to the community of Sabine Pass, Texas and manages and operates 419 miles of transmission lines in the Rio Grande Valley of Texas.

Mercado Gas Services Inc. ("Mercado"), a wholly-owned subsidiary of Southern Union, markets natural gas to large volume customers. Mercado's sales and purchasing activities are made through short-term contracts. These contracts and business activities are not subject to direct rate regulation.

Southern Union Econofuel Company ("Econofuel"), a wholly-owned subsidiary of Southern Union, markets and sells natural gas for natural gas vehicles ("NGVs") as an alternative fuel to gasoline. Econofuel owns fuel dispensing equipment in Austin, El Paso, Port Arthur, and Galveston, Texas, located at independent retail fuel stations for NGVs. These stations primarily serve fleet and governmental vehicles which have been manufactured or converted to operate on natural gas. In 1991, Econofuel and Natural Gas Development Company, Inc. of California formed a joint venture that, in 1992, opened the Natural Gas Vehicle Technology Centers, L.L.P. (the "Tech Center") in Austin, Texas. The Tech Center converts gasoline-driven vehicles to operate using natural gas. In August 1994, the Tech Center became the first facility in the United States to receive certification from Ford Motor Company as a "Qualified Vehicle Modifier."

Southern Union Energy Products and Services Company ("SUEPASCO"), a wholly-owned subsidiary of Southern Union, markets and sells commercial gas air conditioning, irrigation pumps and other gas-fired engine-driven applications and related services.

Southern Union Energy International, Inc. ("International"), a wholly-owned subsidiary of Southern Union, seeks to participate in energy related projects internationally.

The Company also holds investments in commercially developed real estate as well as undeveloped tracts of land through Southern
Union's wholly-owned subsidiary, Lavaca Realty Company ("Lavaca
Realty").

                          Competition

Southern Union Gas and Missouri Gas Energy are not currently in significant direct competition with any other distributors of natural gas to residential and small commercial customers within their service areas. However, in recent years, certain large volume customers, primarily industrial and significant commercial customers, have had opportunities to access alternative natural gas supplies and, in some instances, delivery service from pipe-line systems. The Company has offered transportation arrange-ments to customers who secure their own gas supplies. These transportation arrangements, coupled with the efforts of Southern Union's unregulated marketing subsidiary, Mercado, enable the Company to provide competitively priced gas service to these large volume customers. In addition, the Company has success-fully used flexible rate provisions, when needed, to retain cus-tomers who may have access to alternative energy sources.

As energy providers, Southern Union Gas and Missouri Gas Energy have historically competed with alternative energy sources, par-ticularly electricity and also propane, coal, natural gas liquids and other refined products available in the Company's service areas. At present rates, the cost of electricity to residential and commercial customers in the Company's service areas generally is higher than the effective cost of its natural gas service. There can be no assurances, however, that future fluctuations in gas and electric costs will not reduce the cost advantage of natural gas service. The cost of expansion for peak load requirements of electricity in some of Southern Union Gas' ser-vice areas has historically provided opportunities to allow energy switching to natural gas pursuant to integrated resource planning techniques. Electric competition has responded by offering equipment rebates and incentive rates.

Competition between the use of fuel oil and natural gas, particu-larly by industrial, electric generation and agricultural custo-mers, has increased as oil prices have decreased. While competition between such fuels is generally more intense outside the Company's service areas, this competition affects the nation-wide market for natural gas. Additionally, the general economic conditions in its service areas continue to affect certain custo-mers and market areas, thus impacting the results of the Com-pany's operations.

                        Gas Supply

The low cost of natural gas service is dependent upon the Com-pany's ability to contract for natural gas using favorable mixes of long-term and short-term supply arrangements and favorable transportation contracts. The Company has been directly acquiring its gas supplies since the mid-1980s when interstate pipeline systems opened their systems for transportation service. The Company has the organization, personnel and equipment neces-sary to dispatch and monitor gas volumes on a daily and even hourly basis to ensure reliable service to customers.

The Company's experience has been of major benefit in the post-FERC Order No. 636 procurement environment. FERC Order No. 636 required the "unbundling" of services offered by interstate pipe-line companies. As a result, gas purchasing and transportation decisions and associated risks have been shifted from the pipe-line companies to the gas distributors. The increased demands on distributors to effectively manage their gas supply in an environment of volatile gas prices provides an advantage to dis-tribution companies such as the Company that have demonstrated a history of contracting favorable and efficient gas supply arrangements in an open market system.

The majority of Southern Union Gas' 1995 gas requirements for utility operations were delivered under long-term transportation contracts through five major pipeline companies. All of Missouri Gas Energy's 1995 gas requirements were delivered under short- and long-term transportation contracts through three pipeline companies. These contracts have various expiration dates ranging from 1996 through 2013. Southern Union Gas also purchases sig-nificant volumes of gas under long-term and short-term arrange-ments with suppliers. The amounts of such short-term purchases are contingent upon price. Southern Union Gas and Missouri Gas Energy both have firm supply commitments for all areas that are supplied with gas purchased under short-term arrangements. Missouri Gas Energy also holds contract rights to over 16 billion cubic feet ("Bcf") of storage capacity to assist in meeting peak demands.

Gas sales and/or transportation contracts with interruption pro-visions, whereby large volume users purchase gas with the under-standing that they may be forced to shut down or switch to alternate sources of energy at times when the gas is needed for higher priority customers, have been utilized for load management by Southern Union and the gas industry as a whole for many years. In addition, during times of special supply problems, curtail-ments of deliveries to customers with firm contracts may be made in accordance with guidelines established by appropriate federal and state regulatory agencies. There have been no supply-related curtailments of deliveries to Southern Union Gas or Missouri Gas Energy utility sales customers during the last ten years.

The following table shows, for each of the Company's principal utility service areas, the percentage of gas utility revenues and sales volume for the year ended June 30, 1995 and the average cost per Mcf of gas in 1995.

                                                Percent
                                      Percent    of Gas
                                       of Gas   Utility   Average
                                      Utility    Sales      Cost
            Service Area              Revenues   Volume   Per Mcf
            ------------              --------  -------   -------

Southern Union Gas
  Austin and South Texas............     13        11      $2.21
  El Paso and West Texas............     13        17       1.81
  Rio Grande Valley.................      6         3       4.17
  Other.............................      8         7       2.43
                                        ---       ---
                                         40        38
Missouri Gas Energy.................     60        62       2.95
                                        ---       ---
                                        100       100
                                        ===       ===

The Company is committed under various agreements to purchase certain quantities of gas in the future. At June 30, 1995, the Company has purchase commitments for nominal quantities of gas at fixed prices. These fixed price commitments have an annual value of approximately $2,500,000 for Southern Union Gas. Missouri Gas Energy currently does not have any fixed price commitment con-tracts for the 1995/1996 winter heating season. At June 30, 1995, the Company also had purchase commitments for certain quan-tities of gas at variable, market-based prices. These market-based price commitments have an annual value of approximately $37,000,000 for Southern Union Gas and $66,000,000 for Missouri Gas Energy. The Company's purchase commitments may extend over a period of several years depending upon when the required quantity is purchased. The Company has purchase gas tariffs in effect for all its utility service areas that provide for recovery of its purchase gas costs.

                Utility Regulation and Rates

The Company's rates and operations are subject to regulation by federal, state and local authorities. In Texas, municipalities have primary jurisdiction over rates within their respective incorporated areas. Rates in adjacent environs and appellate matters are the responsibility of the Railroad Commission of Texas. Rates in Oklahoma are regulated by the Oklahoma Corpora-tion Commission. In Missouri, rates are established by the MPSC on a system-wide basis. The FERC and the Railroad Commission of Texas have jurisdiction over rates, facilities and services of WGI and Southern, respectively.

The Company holds non-exclusive franchises with varying expira-tion dates in all incorporated communities where it is necessary to carry on its business as it is now being conducted. In the five largest cities in which the Company's utility customers are located, such franchises expire as follows: Kansas City, Missouri in 1997; El Paso, Texas in 2000; Austin, Texas in 2006; and Port Arthur, Texas in 2013. The franchise in St. Joseph, Missouri is perpetual. The Company fully expects these fran-chises to be renewed upon their expiration.

Gas service rates are established by regulatory authorities to permit utilities to recover operating, administrative and finance costs, and the opportunity to earn a return on equity. Gas costs are billed to customers through purchase gas adjustment clauses which permit the Company to adjust its sales price as the cost of purchased gas changes. This is important because the cost of natural gas accounts for a significant portion of the Company's total expenses. The appropriate regulatory authority must receive notice of such adjustments prior to billing implementa-tion.

The Company must support any service rate changes to its regula-tors using a historic test year of operating results adjusted to normal conditions and for any known and measurable revenue or expense changes. Because the rate regulatory process has certain inherent time delays, rate orders may not reflect the operating costs at the time new rates are put into effect.

The monthly customer bill contains a fixed service charge, a usage charge for service to deliver gas, and a charge for the amount of natural gas used. While the monthly fixed charge pro-vides an even revenue stream, the usage charge increases the Com-pany's annual revenue and earnings in the traditional heating load months when usage of natural gas increases. The majority of the Company's rate increases in Texas and Oklahoma in recent years have resulted in increased monthly fixed charges which help stabilize earnings. Weather normalization clauses, now in place in Austin and Galveston and two other service areas in Texas, also help stabilize earnings.

On February 10, 1993, the Company's South Texas service area received an annualized rate increase of $777,000. On July 1, 1993, rates for Austin were changed to provide: (i) an approxi-mate $1,700,000 annual base revenue increase; (ii) new and increased fees that add approximately $250,000 annually; and
(iii) weather normalization clause revisions. On October 15, 1993, Missouri Gas Energy's rates increased by $9,750,000 annually. On November 1, 1993, El Paso rates changed to provide an approximate annual revenue increase of $463,000. Other rate increases in 1993 throughout Southern Union Gas service terri-tories aggregated $204,000 annually.

During the year ended June 30, 1995 and the six-month period ended June 30, 1994, the Company did not file for any rate increases in any of its service areas other than several annual cost of service adjustments. In addition to the regulation of its utility and pipeline businesses, the Company is affected by numerous other regulatory controls, including, among others, pipeline safety requirements of the U. S. Department of Trans-portation, safety regulations under the Occupational Safety and Health Act, and various state and federal environmental statutes and regulations. The Company believes that its operations are in compliance with applicable safety and environmental statutes and regulations.

        Statistics of Gas Utility and Related Operations

The following table provides the number of gas utility customers served as of:

                                       June 30,      December 31,
                                    1995      1994      1993
                                  -------   -------  ------------

Southern Union Gas:
  Austin and South Texas.......   156,043   153,757    153,096
  El Paso and West Texas.......   171,691   168,350    168,361
  Galveston and Port Arthur....    51,943    52,329     52,953
  Panhandle and North Texas....    32,111    31,652     32,821
  Rio Grande Valley............    78,501    77,832     79,616
                                  -------   -------    -------
                                  490,289   483,920    486,847
                                  -------   -------    -------
Missouri Gas Energy:
  Kansas City, Missouri
    Metropolitan Area..........   368,440   362,147        --
  St. Joseph, Joplin, Monett
    and others.................   102,714   100,732        --
                                  -------   -------    -------
                                  471,154   462,879        --
                                  -------   -------    -------
  Total........................   961,443   946,799    486,847
                                  =======   =======    =======

Southern Union Gas, Mercado, WGI and Southern.  The following
- ---------------------------------------------
table shows certain operating statistics of the Company's gas distribution, transportation, marketing and transmission opera-tions in Texas and Oklahoma:

                                             Year Ended
                                  -------------------------------
                                     June 30,        December 31,
                                  -----------------
                                    1995     1994        1993
                                  -------- --------  ------------

Average number of gas sales
customers served (a):
  Residential...................   457,821  432,474     391,154
  Commercial....................    29,584   28,593      26,814
  Industrial and irrigation.....       383      722         774
  Public authorities and other..     2,798    2,522       2,309
  Pipeline and marketing........       450      273         182
                                  -------- --------    --------
    Total average customers
    served......................   491,036  464,584     421,233
                                  ======== ========    ========
Gas sales in millions of
cubic feet (Mmcf):
  Residential...................    21,567   23,852      22,171
  Commercial....................     9,925   10,173       9,545
  Industrial and irrigation.....     2,113    2,216       2,615
  Public authorities and other..     3,209    2,959       2,938
  Pipeline and marketing........     7,596    7,482       6,934
                                  -------- --------    --------
    Gas sales billed............    44,410   46,682      44,203
  Net change in unbilled
  gas sales.....................       (10)     (18)        656
                                  -------- --------    --------
    Total gas sales.............    44,400   46,664      44,859
                                  ======== ========    ========

Gas sales revenues (thousands
of dollars):
  Residential...................  $117,843 $137,135    $117,954
  Commercial....................    41,626   47,020      41,219
  Industrial and irrigation.....     6,641    8,848       9,206
  Public authorities and other..     7,877   10,943      10,592
  Pipeline and marketing........    16,409   17,759      16,247
                                  -------- --------    --------
    Gas revenues billed.........   190,396  221,705     195,218
  Net change in unbilled gas
  sales revenues................      (204)  (2,018)      4,141
                                  -------- --------    --------
    Total gas sales revenues....  $190,192 $219,687    $199,359
                                  ======== ========    ========

Gas sales margin (thousands
of dollars) (b):................  $ 96,808 $ 95,136    $ 88,975
                                  ======== ========    ========

Gas sales revenue per thousand
cubic feet (Mcf) billed (c):
  Residential...................  $  5.464 $  5.750    $  5.320
  Commercial....................     4.194    4.622       4.318
  Industrial and irrigation.....     3.143    3.992       3.520
  Public authorities and other..     2.455    3.698       3.605
  Pipeline and marketing........     2.160    2.374       2.343

Weather effect:
  Degree days (d)...............     1,669    1,950       2,025
  Percent of normal, based on
  30 year average (e)...........       78%      90%         90%

Gas transported in millions
  of cubic feet (Mmcf)..........    38,128   24,461      22,750
Gas transportation revenues
  (thousands of dollars)........  $ 10,881 $  7,393    $  6,485

- ---------------------------

(a) Increase in the average customers served in 1995 and 1994 is due to the Rio Grande and Eagle Pass Acquisitions in Septem-ber 1993 and July 1993, respectively, involving a total of approximately 78,000 customers.
(b) Gas sales margin is equal to gas sales revenues less pur-chased gas costs.
(c) Fluctuations in gas price billed between each period reflect changes in the average cost of purchased gas and the effect of rate adjustments.
(d) "Degree days" are a measure of the coldness of the weather experienced. A Degree day is equivalent to each degree that the daily mean temperature for a day falls below 65 degrees Fahrenheit. The decrease in 1995 and 1994 actual Degree days was impacted by warmer than normal weather and the tem-perate climate of Rio Grande acquired in September 1993.
(e) Information with respect to weather conditions is provided by the National Oceanic and Atmospheric Administration. Percentages of normal are computed based on the weighted average volumes of gas sales billed.

Missouri Gas Energy.  The following table shows certain operating
- -------------------
statistics of the gas distribution and transportation operations in Missouri:

                                  Five
                       Year      Months
                       Ended     Ended          Year Ended
                                          -----------------------
                      June 30,  June 30,   June 30,  December 31,
                      1995(a)   1994(a)    1994(a)       1993
                      --------  --------  ---------  ------------

Average number of
gas sales customers
served:
  Residential.......   410,291   410,934   400,222      396,755
  Commercial........    59,087    58,830    57,300       57,330
  Industrial........       296       254       257          260
                      --------  --------  --------     --------
    Total average
    customers
    served..........   469,674   470,018   457,779      454,345
                      ========  ========  ========     ========

Gas sales in
millions of cubic
feet (Mmcf):
  Residential.......    41,354    21,569    45,407       47,244
  Commercial........    18,863    10,023    21,363       22,669
  Industrial........       241        26       143          309
                      --------  --------  --------     --------
    Gas sales
    billed..........    60,458    31,618    66,913       70,222
  Net change in
  unbilled gas
  sales.............       (19)   (6,059)     (104)         (58)
                      --------  --------  --------     --------
    Total gas sales.    60,439    25,559    66,809       70,164
                      ========  ========  ========     ========

Gas sales revenues
thousands of
dollars):
  Residential.......  $186,716  $108,871  $234,360     $215,806
  Commercial........    77,101    47,257   102,036       95,520
  Industrial........     1,731       458     1,480        2,015
                      --------  --------  --------     --------
    Gas sales
    revenues billed.   265,548   156,586   337,876      313,341
  Net change in
  unbilled gas
  sales revenues....      (740)  (28,564)   (1,210)       3,818
                      --------  --------  --------     --------
    Total gas
    sales revenues..  $264,808  $128,022  $336,666     $317,159
                      ========  ========  ========     ========

Gas sales margin
(thousands of
dollars) (b)........  $116,353  $ 41,445  $103,191     $106,687
                      ========  ========  ========     ========

Gas sales revenue
per thousand cubic
feet (Mcf)
billed:(c)
  Residential.......  $  4.515  $  5.048  $  5.161     $  4.568
  Commercial........     4.087     4.715     4.776        4.214
  Industrial........     7.183    17.615    10.350        6.521

Weather effect:
  Degree days (d)...     4,779     1,916     5,277        5,608
  Percent of
    normal, based
    on 30-year
    average: (e)....       90%       93%      100%         106%

Gas transported in
  millions of cubic
  feet (Mmcf).......    30,464    11,673    29,498       28,064
Gas transportation
  revenues
  (thousands of
  dollars)..........  $  8,336  $  2,568  $  6,614     $  6,676

- --------------------------

(a) Missouri Gas Energy was acquired by the Company on January 31, 1994 and, therefore, is consolidated with the Company as of that date. The Company included Missouri Gas Energy in its results of operations beginning February 1, 1994. The increase in the average number of customers served in 1994 is due to the seasonality of the Company's business in which a greater number of customers are served during the winter-heating season.
(b) Gas sales margin is equal to gas sales revenues less pur-chased gas.
(c) Fluctuations in gas price billed between each period reflect changes in the average cost of purchased gas and the effect of rate adjustments.
(d) "Degree days" are a measure of the coldness of the weather experienced. A Degree day is equivalent to each degree that the daily mean temperature for a day falls below 65 degrees Fahrenheit.
(e) Information with respect to weather conditions is provided by the National Oceanic and Atmospheric Administration. Percentages of normal are computed based on the weighted average volumes of gas sales billed.

                    Investments in Real Estate

Lavaca Realty owns a commercially developed tract of land in the central business district of Austin, Texas, containing a combined 11-story office building, parking garage, drive-through bank and mini-bank facility ("Lavaca Plaza"). Approximately 49% of the office space at Lavaca Plaza is used in the Company's business while 51% is leased to non-affiliated entities. Lavaca Realty also owns a commercially developed tract of land in Austin, Texas that is used exclusively in the Company's business. Other real estate investments held at June 30, 1995 include two small com-mercial tracts in downtown Austin, 11 acres of undeveloped land in Dallas, Texas, 42 acres of undeveloped land in Denton, Texas and eight acres of undeveloped land in San Antonio, Texas. The real estate located in Denton and San Antonio was sold subsequent to June 30, 1995. The Company is attempting to sell all remaining undeveloped real estate. Lavaca Realty also owns approximately 36,000 square feet of improved property in Kansas City, Missouri, which is leased to a non-affiliated entity.

                          Employees

As of August 11, 1995, the Company has 1,743 employees, of whom 1,443 are paid on an hourly basis, 278 are paid on a salary basis and 22 are paid on a commission basis. Of the 1,443 hourly paid employees, approximately 57% are represented by unions. Of those employees represented by unions, 82% are employed by Missouri Gas Energy.

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

From time to time the Company may be subject to labor disputes;
however, such disputes have not previously disrupted its busi-ness. The Company believes that its relations with its employees are good.

ITEM 2.   Properties.

See Item 1, "Business," for information concerning the general location and characteristics of the important physical properties and assets of the Company.

Southern Union Gas has 8,584 miles of mains, 3,694 miles of ser-vice lines and 307 miles of transmission lines. Missouri Gas Energy has 7,093 miles of mains, 3,720 miles of service lines and 71 miles of transmission lines. WGI has 217 miles of transmis-sion lines and 48 miles of gathering lines. Southern has 137 miles of transmission lines. The Company considers its systems to be in good condition and to be well-maintained, and it has continuing replacement programs based on historical performance and system surveillance.

Pursuant to a 1989 MPSC order, Missouri Gas Energy is engaged in a major gas safety program in its service territories. This pro-gram includes replacement of company- and customer-owned gas service and yard lines, the movement and resetting of meters, the replacement of cast iron mains and the replacement and cathodic protection of bare steel mains (the "Missouri Safety Program"). In recognition of the significant capital expenditures associated with this safety program, the MPSC permits the deferral, and sub-sequent recovery through rates, of depreciation expense, property taxes and associated carrying costs, related to the Missouri Safety Program. Missouri Gas Energy was required to continue the Missouri Safety Program and has deferred depreciation expense, property taxes and carrying costs of approximately $4,154,000 and $600,000 for 1995 and 1994, respectively.

ITEM 3.   Legal Proceedings.

See "Commitments and Contingencies" and "Acquisitions and
Divestiture -- Missouri Gas Energy" in the Notes to Consolidated
Financial Statements for discussions of the Company's legal pro-ceedings.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders of Southern Union during the quarter ended June 30, 1995.

                            PART II


ITEM 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters.

                      Market Information

On March 6, 1995, Southern Union's common stock began trading on the New York Stock Exchange under the symbol "SUG." Prior to March 6, 1995, Southern Union's common stock was traded on the American Stock Exchange under the same symbol. On May 25, 1994 the Company's Board of Directors declared a 5% stock dividend, paid on June 30, 1994 to stockholders of record on June 14, 1994. On February 11, 1994 the Company's Board of Directors declared a three-for-two stock split distributed in the form of a 50% stock dividend on March 9, 1994 to stockholders of record on February 23, 1994.

The high and low sales prices (adjusted for the June 30 and March 9, 1994 distributions) for shares of Southern Union common stock since July 1, 1993 are set forth below:

                                                     $/Share
                                                  ---------------
                                                   High     Low
                                                  ------   ------

  July 1 to September 22, 1995..................  19 1/2   17 1/4

(Quarter Ended)
  June 30, 1995.................................  19 1/4   16 3/8
  March 31, 1995................................  17 7/8   15 1/2
  December 31, 1994.............................  18 1/4   16 3/8
  September 30, 1994............................  18 3/8   16 5/8

(Quarter Ended)
  June 30, 1994.................................  19       16 1/4
  March 31, 1994................................  23 3/8   16 1/2
  December 31, 1993.............................  20 1/8   12 5/8
  September 30, 1993............................  14 1/8   11 7/8

                           Holders

As of September 22, 1995, there were 278 holders of record of Southern Union's common stock. This number does not include per-sons whose shares are held of record by a bank, brokerage house or clearing agency, but does include any such bank, brokerage house or clearing agency.

There were 11,518,622 shares of Southern Union's common stock outstanding on September 22, 1995 of which 6,532,345 shares were held by non-affiliates.

                         Dividends

Southern Union paid no cash dividends on its common stock in fis-cal 1995, 1994 or 1993. Provisions in certain of Southern Union's long-term notes and its bank revolving credit facility limit the payment of cash or asset dividends on capital stock. Under the most restrictive provisions in effect, Southern Union may not declare or pay any cash or asset dividends on its common stock or acquire or retire any of Southern Union's common stock, unless no event of default exists and the Company meets certain financial ratio requirements. See "Business -- Changes in Capital Structure."

On March 9, 1994 Southern Union distributed a 50% stock dividend. On June 30, 1994 Southern Union paid a 5% stock dividend. The June 30, 1994 stock dividend was consistent with the decision of Southern Union's Board of Directors, as announced in February 1994, to commence regular stock dividends of approximately 5% each year in conjunction with annual meetings of stockholders. The specific amount and declaration, record and distribution dates for an annual stock dividend will be determined by the Board and announced at a date that is not expected to be later than the annual stockholders meeting each year. The next stock dividend is expected to be a 5% stock dividend declared in con-nection with the Company's annual meeting of stockholders to be held on November 7, 1995. A portion of the June 14, 1994 distri-bution was characterized as a distribution of capital due to the level of the Company's retained earnings available for distribu-tion as of the date of declaration.

ITEM 6.   Selected Financial Data.

              Years Ended June 30,    Years Ended December 31,
              -------------------- ------------------------------
               1995(a)  1994(a)(b) 1993(b)(c)  1992(c)   1991(c)
             ---------- ---------- ---------- --------- ---------
              (thousands of dollars, except per share amounts)

Total
  operating
  revenues.. $  480,046  $374,516   $209,005  $192,445  $200,261
Earnings
  from con-
  tinuing
  opera-
  tions.....     16,069     8,378      7,733     6,391     4,673
Earnings
  from con-
  tinuing
  opera-
  tions per
  share of
  common
  stock (d).       1.40       .85        .83       .47       .26
Total
  assets....  1,002,502   897,712    416,207   377,167   369,783
Common
  stock-
  holders'
  equity....    225,664   208,975    201,938   148,003   147,356
Short-term
  debt......        770       889     40,655    14,360     2,385
Long-term
  debt, ex-
  cluding
  current
      maturi-
  ties......    462,503   479,048     89,019   109,464   110,482
Redeemable
  preferred
  stock.....        --        --         --     24,900    25,000
Company-
  obligated
  manda-
  torily
  redeem-
  able pre-
  ferred
  securi-
  ties of
  subsidi-
  ary
  trust.....    100,000       --         --        --        --

Average
 customers
 served.....    960,710   660,425    421,233   394,199   428,077

- ------------------

(a) Missouri Gas Energy, a division of Southern Union head-quartered in Kansas City, Missouri, was acquired on January 31, 1994 and was accounted for as a purchase. Missouri Gas Energy assets were included in the Company's consolidated balance sheet at January 31, 1994 and its results of operations were included in the Company's con-solidated results of operations beginning February 1, 1994. For these reasons, the consolidated results of operations of the Company for the period subsequent to the acquisition are not comparable to prior periods. See "Business -- Missouri Acquisition."
(b) During 1994, the Company changed its fiscal year-end from December 31 to June 30. The Company believes the new fiscal year more closely conforms its financial condition and results of operations to its natural business cycle. The consolidated results of operations for the year ended
     June 30, 1994 and the year ended December 31, 1993 include the effects of the following which occurred in the two quar-ters in common during the six-month period ended
     December 31, 1993: (i) a non-recurring adjustment of approximately $2,489,000 to reverse a tax reserve upon the final settlement of prior period federal income tax audits;
     (ii) a pre-tax gain of approximately $494,000 on the sale of undeveloped real estate; and (iii) the write-off of approxi-mately $357,000 of acquisition-related costs as a result of the termination of negotiations for various acquisitions.
(c) The Company completed the Berry Gas, Eagle Pass and Rio Grande acquisitions during 1993 and the Nixon acquisition in 1992. In addition, during 1991 the Company completed the South Texas, Brazos River and Andrews acquisitions and the sale of its Arizona gas utility operations. For these rea-sons, 1993, 1992 and 1991 results of operations are not com-parable between periods.
(d) Earnings per share in 1994, 1993, 1992 and 1991 were com-puted based on the weighted average number of shares of com-mon stock outstanding during the year adjusted for the 5% stock dividend distributed on June 30, 1994 and the 50% stock dividend distributed on March 9, 1994.

ITEM 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

                          Introduction

The Company's principal line of business is the distribution of natural gas as a public utility through Southern Union Gas and, subsequent to January 31, 1994, Missouri Gas Energy, each of which is a division of the Company. Missouri Gas Energy was acquired on January 31, 1994 and was accounted for as a purchase. Accordingly, the operating results of Missouri Gas Energy have been included in the consolidated results of operations subse-quent to the date of acquisition. In addition, during 1993 the Company completed the Rio Grande, Berry Gas and Eagle Pass Acquisitions, which were also accounted for as purchases. See "Acquisitions and Divestitures" in the Notes to Consolidated Financial Statements. For these reasons, the results of opera-tions of the Company for the periods subsequent to those acquisi-tions are not comparable to those periods prior to the acquisitions nor are the 1995 results of operations comparable with prior periods.

Southern Union Gas, which accounted for approximately 39% of the Company's total revenues for the year ended June 30, 1995, serves approximately 498,000 residential, commercial, industrial, agri-cultural and other customers in the States of Texas (including the cities of Austin, Brownsville, El Paso, Galveston and Port Arthur) and Oklahoma. Missouri Gas Energy, which accounted for approximately 57% of the Company's total revenues for the year ended June 30, 1995, serves approximately 478,000 customers in central and western Missouri, including Kansas City, St. Joseph, Joplin and Monett. In addition, the Company operates interstate and intrastate natural gas pipeline systems, markets natural gas to end users and markets and sells natural gas for natural gas vehicles. The Company also holds investments in real estate and other assets.

On May 25, 1994, Southern Union's Board of Directors declared a 5% stock dividend distributed on June 30, 1994 to stockholders of record on June 14, 1994. A portion of the 5% stock dividend was characterized as a distribution of capital due to the level of the Company's retained earnings available for distribution as of the date of declaration. The 5% stock dividend was consistent with the Board of Directors decision announced in February 1994 to commence regular stock dividends of approximately 5% annually. Also in February 1994, Southern Union's Board of Directors declared a three-for-two stock split distributed in the form of a 50% stock dividend on March 9, 1994 to stockholders of record on February 23, 1994. Unless otherwise stated, all per share data included in this Management's Discussion and Analysis of Finan-cial Condition and Results of Operations ("MD&A") and in the accompanying consolidated financial statements and notes to the consolidated financial statements have been restated to give effect to the stock split and stock dividend.

In May 1994, the Board of Directors changed the Company's fiscal year-end from December 31 to June 30. The new fiscal year more closely conforms the reporting of the Company's financial condi-tion and results of operations to its seasonal business cycle. The comparison of consolidated results or operations for the year ended June 30, 1994 and the year ended December 31, 1993 include the effects of the following items that occurred in the two quar-ters in common during the six-month period ended December 31, 1993: (i) a non-recurring adjustment of approximately $2,489,000 to reverse a tax reserve upon the final settlement of prior period federal income tax audits; (ii) a pre-tax gain of approxi-mately $494,000 on the sale of undeveloped real estate; and (iii) the write-off of approximately $357,000 of acquisition-related costs as a result of the termination of negotiations for various acquisitions. All references in this MD&A to years 1995, 1994 and 1993 reflect the twelve months ended June 30, 1995, June 30, 1994 and December 31, 1993, respectively.

Several of the Company's business activities are subject to regu-lation by federal, state or local authorities. Thus, the Com-pany's financial condition and results of operations have been dependent upon the receipt of adequate and timely adjustments in rates. Gas service rates, which consist of a monthly fixed charge and a gas usage charge, are established by regulatory authorities and are intended to permit utilities to recover operating, administrative and financing costs and to have the opportunity to earn a return on equity. The monthly fixed charge provides a base revenue stream while the usage charge increases the Company's revenues and earnings in colder weather when natural gas usage increases.

The Company's revenues and earnings are primarily dependent upon gas sales volumes and gas service rates. Gas purchase costs generally do not directly affect the Company's earnings as such costs are usually passed through to customers pursuant to pur-chase gas adjustment clauses. Accordingly, while changes in the cost of gas may cause the Company's operating revenues to fluc-tuate, operating margin (defined as operating revenues less gas purchase costs) is generally not affected by increases or decreases in the cost of gas.

Gas sales volumes fluctuate as a function of seasonal weather impact and the size of the Company's customer base, which is affected by competitive factors in the industry as well as econo-mic development and residential growth in its service areas. The primary factors that affect the distribution and sale of natural gas are the seasonal nature of gas use, adequate and timely rate relief from regulatory authorities, competition from alternative fuels, competition within the gas business for industrial custo-mers and volatility in the supply and price of natural gas.

In recent years weather variances experienced during the tradi-tional heating load months have significantly impacted the Com-pany's results of operations. The average temperatures in Southern Union Gas' service areas during the past several winter seasons have been much warmer than normal. To mitigate the impact of these seasonal variances, Southern Union Gas has requested and received approval for weather normalization clauses in Austin, Galveston and in two other service areas in Texas. These clauses allow for rate adjustments that help stabilize cus-tomers' monthly bills and the Company's earnings from the varying effects of weather.

                     Results of Operations

Net Earnings Available for Common Stock

The Company recorded net earnings available for common stock of $16,069,000 for the year ended June 30, 1995 compared to $8,378,000 in 1994, an increase of 92%. Net earnings per common share, based on weighted average shares outstanding were $1.40 in 1995 compared to $.85 in 1994. Net earnings available for common stock in 1993 were $6,890,000 or $.83 per share based on weighted average shares outstanding.

Net earnings between reporting periods were primarily affected by the January 31, 1994 acquisition of Missouri Gas Energy and the September 30, 1993 acquisition of Rio Grande. These acquisitions collectively contributed approximately $8,887,000 or 55% in 1995 and $880,000 or 11% in 1994 to net earnings after deductions for
allocated corporate expenses, interest and income taxes.   Rate
increases also affect comparability between periods. Rate increases included: a $777,000 annualized increase in the Com-pany's South Texas service area effective February 10, 1993; a $1,950,000 annualized increase in Austin effective July 1, 1993; and a $463,000 annualized increase in El Paso effective
November 1, 1993.

The Company's net earnings in 1995 and 1994 were positively impacted by the elimination of preferred stock dividends due to the retirement of Southern Union's Series A 10% Cumulative Pre-ferred Stock begun in March and completed in June 1993. This was partially offset in 1995 by the issuance of $100,000,000 of 9.48% Trust Originated Preferred Securities which impacted net earnings by $753,000 in 1995.

As previously noted, Missouri Gas Energy's results of operations were included in the consolidated operating results of the Com-pany subsequent to January 31, 1994. Accordingly, the Company's 1994 results of operations do not include Missouri Gas Energy's operations for December 1993 or January 1994, two of the coldest months of Missouri's winter-heating season. In addition, Missouri Gas Energy's rate structure collects a greater per-centage of its margin during the winter-heating season months than does Southern Union Gas. This results in a significant timing difference occurring between the collection of revenues in the winter months to recover annual costs and the actual incur-rence of these costs throughout the year. Thus, Missouri Gas Energy's contribution to the Company's results of operations in 1994 were not significant.

Operating Revenues

Total operating revenues in 1995, 1994 and 1993 were $480,046,000, $374,516,000 and $209,005,000, respectively. Reve-
nues are affected by the level of sales volumes, customer base and the pass-through of increases or decreases in the Company's gas purchase costs through its purchase gas adjustment clauses. Operating revenues increased $105,530,000, or approximately 28%, in 1995, primarily due to the acquisition of Missouri Gas Energy, which contributed operating revenues of $274,862,000 or 57% of total operating revenues in 1995 and $143,502,000 or 38% of total operating revenues in 1994. The Company's average customer base served in 1995 and 1994 was approximately 961,000 and 660,000, respectively. The increase in the average customer base from 1994 to 1995 primarily is the result of consolidating Missouri Gas Energy's operations with the Company for the full twelve months of 1995 as compared with only five months in 1994. Gas sales volume increased to 104,839 MMcf in 1995 from 72,223 MMcf in 1994, while the average cost of gas decreased to $2.31 per Mcf in 1995 from $2.92 per Mcf in 1994. The increase in volume is attributable to growth in the average customer base as a result of the acquisition of Missouri Gas Energy. The decrease in the average cost of gas primarily is the result of decreases in average spot market gas prices throughout the Company's distribu-tion system as a result of competitive pricing within the indus-try which was impacted by warmer than normal weather throughout the Company's service territories. The Texas and Oklahoma ser-vice areas experienced 78% of normal weather in 1995 compared to 90% of normal in 1994. Weather in the Missouri service area decreased from 93% of normal in 1994 to 90% of normal in 1995.

Operating revenues increased $165,511,000, or approximately 79%, in 1994, primarily due to an increase in over a half a million customers resulting from the Missouri, Rio Grande, Berry Gas and Eagle Pass Acquisitions. Revenues from these acquisitions were approximately $167,692,000 in 1994. The average customer base served in 1994 and 1993 was approximately 660,000 and 421,000, respectively. The increase in the average customer base was pri-marily the result of the Missouri Gas Energy acquisition. Operating revenues also increased due to receipt of rate increases in 1993, described above, and by a 19% increase in the average cost of gas from $2.46 per Mcf in 1993 to $2.92 per Mcf in 1994.

Gas Sales and Transportation Volumes

Gas sales volumes billed in 1995, 1994 and 1993 totaled 104,868 MMcf, 78,300 MMcf and 44,203 MMcf, respectively, at an average Mcf sales price of $4.35, $4.83 and $4.42, respectively. Gas sales volumes fluctuate as a function of weather and customer base. The increase in gas sales volumes is due principally to the increase in gas sales subsequent to the Missouri Acquisition and the Rio Grande Acquisition. Gas sales volumes billed by these acquired operations were 63,861 MMcf in 1995 and 34,512 MMcf in 1994. Gas sales volumes are also directly impacted by the weather patterns in the Company's service areas. The Texas and Oklahoma service areas averaged 28% warmer than normal in 1995 and 11% warmer than normal in both 1994 and 1993, while the Missouri service area was 11% warmer than normal in 1995 and 8% warmer than normal in the five months ended June 30, 1994. The average sales price per Mcf varied between periods as a result of variations in contracted and spot market gas prices, which are effected by competitive factors in the industry.

Gas transportation volumes in 1995, 1994 and 1993 totaled 68,592 MMcf, 36,134 MMcf and 22,750 MMcf, respectively, at an average transportation rate per Mcf of $.28, $.28 and $.29 respectively. Transportation volumes increased in 1995 as compared to 1994 as a result of the Missouri Acquisition, which contributed 30,464 MMcf in 1995, and by an increase in WGI's transported volumes into Mexico from 8,500 MMcf in 1994 to 16,400 MMcf in 1995. Transpor-tation volumes increased in 1994 as compared to 1993 as a result of 11,673 MMcf transported by Missouri Gas Energy in 1994.

Gas Purchase Costs

Gas purchase costs in 1995, 1994 and 1993 were $241,839,000,
$211,127,000 and $110,384,000, respectively. The increase in gas purchase costs in 1995 and 1994 was due to the Missouri Acquisi-tion contributing $147,799,000 or 61% of gas purchase costs in 1995 and $86,577,000 or 41% in 1994. These increases were partially offset by a decrease in both the average spot market price of natural gas as well as a decrease in gas sales volumes in the Company's Texas and Oklahoma service territories, previously discussed. The average spot market price of natural gas per million British thermal units ("MMBtu") in 1995, 1994 and 1993 was $1.43, $1,90 and $1.96, respectively. The average gas purchase cost, including both spot purchases and contract pur-chases, was $2.31 per Mcf in 1995, $2.92 per Mcf in 1994 and $2.46 per Mcf in 1993. The decrease in average gas purchase cost in 1995 as compared to 1994 was due to a 25% decrease in the average spot market price of natural gas due to competitive pricing during the unusually warm 1994/1995 winter season as dis-cussed above. The increase in average gas purchase cost in 1994 as compared to 1993 was due to certain previously negotiated fixed price gas supply contracts with certain suppliers to the Missouri operations assigned to the Company in the Missouri Acquisition.

Operating, Maintenance and General Expenses

Operating, maintenance and general expenses were $104,072,000, $79,667,000 and $50,076,000 in 1995, 1994, and 1993, respec-
tively. The Missouri and Rio Grande Acquisitions contributed combined operating, maintenance and general expenses of $60,546,000, $32,814,000 and $1,779,000 for 1995, 1994 and 1993,
respectively. The operating, maintenance and general expenses of Southern Union Gas, excluding Rio Grande, decreased in both 1995 and 1994 as a result of efforts to reduce costs and improve operating efficiencies, including approximately $1,444,000 in savings in 1994 from the reduction in payroll expenses as a result of the Company's 1993 early retirement program finalized in April 1993.

Taxes

Federal and state income tax expense in 1995, 1994 and 1993 was $10,974,000, $5,185,000 and $3,855,000, respectively. The in-
crease in income taxes in 1995 and 1994 primarily is a result of an increase in pre-tax income attributable to the Company's re-vent acquisitions. Income taxes in both 1994 and 1993 were im-pacted by reductions related to amended prior year federal income tax returns and non-taxable income items included with "other income" related to the reversal of a tax reserve recorded in September 1993, discussed below. In July 1993 the Company paid the Internal Revenue Service ("IRS") approximately $1,266,000 in settlement for federal income taxes and interest related to the tax years 1984 through 1989. The Company had previously esti-mated and accrued an amount for the tax deficiencies and related interest and, as a result of the settlement with the IRS for a lesser amount, a non-recurring adjustment was recorded to reverse the tax reserve in excess of the payment made. The reversal of the reserve had no impact on liquidity or cash flows due to the non-cash impact of this adjustment. See "Taxes on Income" in the Notes to Consolidated Financial Statements.

Taxes other than income taxes reflect various state and local business and payroll related taxes. The state and local business taxes are generally based on gross receipts and investments in property, plant and equipment and fluctuate accordingly.

Depreciation and Amortization Expense

Depreciation and amortization expense in 1995, 1994 and 1993 was $32,373,000, $21,919,000 and $14,416,000, respectively. The increase in depreciation expense of $10,454,000 in 1995 and $7,503,000 in 1994 was primarily attributable to the acquisition of gas distribution systems, previously discussed.

Effective January 1, 1994, the Company revised its estimate of the amortization period of additional purchase cost assigned to utility plant to its standard policy of forty years. As a result of this change, amortization expense for 1994 was reduced by approximately $478,000, with a corresponding increase to net earnings, or $.05 per average common share. See "Change in Accounting Estimate" in the Notes to Consolidated Financial Statements.

Other Income and Expenses, Net

Other expenses, net in 1995, 1994 and 1993 were $35,073,000,
$18,470,000 and $8,176,000, respectively. The increase in other expenses of approximately $16,603,000 in 1995 and $10,294,000 in 1994 is principally due to an increase in interest expense on long-term debt of approximately $13,880,000 in 1995 and $12,033,000 in 1994. The increased interest expense on long-term debt is due to the issuance of the Senior Debt Securities which were used, in part, to fund the Missouri Acquisition and to repay and refinance certain outstanding debt of the Company. See "Long-Term Debt" in the Notes to Consolidated Financial State-ments.

As a result of the issuance of the Preferred Securities in 1995, the Company recorded dividends on preferred securities of sub-sidiary trust of approximately $1,159,000 in 1995. See "Business
- -- Changes in Capital Structure" and "Preferred Securities of Subsidiary Trust" in the Notes to the Consolidated Financial Statements.

Other income of $5,970,000 in 1995 included rental income from Lavaca Realty of approximately $2,647,000; approximately $2,619,000 related to the deferral of interest expense associated with the Missouri Gas Energy Safety Program (see "Utility Regula-tion and Rates" in the Notes to the Consolidated Financial State-ments); investment interest and interest on notes receivable of approximately $960,000; and approximately $244,000 from gas appliance merchandising. This was partially offset by approxi-mately $750,000 for the write-down to estimated fair market value of certain real estate held for sale.

Other income increased in 1994 over 1993 by approximately $1,423,000. Other income increased by approximately $500,000 as a result of gas appliance merchandising related to the acquisi-tion of the gas distribution systems, previously discussed. Rental income earned by Lavaca Realty increased by approximately $450,000 in 1994 as compared to 1993. In addition, Missouri Gas Energy recorded other income in 1994 of approximately $276,000 related to the deferral of interest expense associated with the Missouri Gas Energy Safety Program.

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

Other income items recorded in 1993 also included rental income from Lavaca Realty of approximately $1,835,000; interest income on notes receivable of approximately $830,000; and a pre-tax gain of approximately $494,000 on the sale of undeveloped real estate.

Interest expense on short-term debt was $1,787,000, $1,412,000 and $1,836,000 in 1995, 1994 and 1993, respectively. The average short-term debt outstanding during 1995, 1994 and 1993 was $27,159,000, $26,369,000 and $33,021,000, respectively, at an average interest rate of 6.5%, 5.1% and 5.3%, respectively. The variance in the average amounts outstanding coupled with a general fluctuation in interest rates resulted in the change in other interest expense in each of the years.

               Liquidity and Capital Resources

The Company's liquidity is impacted by its ability to generate funds from operations and to access capital markets. The gas utility operations are seasonal in nature with a significant per-centage of the Company's annual revenues and earnings occurring in the traditional heating-load months. This seasonality results in a high level of cash flow needs during the peak winter-heating season months, resulting from the required payments to natural gas suppliers in advance of the receipt of cash payments from the Company's customers. The Company has historically used its revolving credit facility and internally-generated funds to pro-vide funding for its seasonal working capital, continuing con-struction and maintenance programs and operational requirements.

Operating Activities

Net cash generated from operating activities in 1995, 1994 and 1993 was $41,642,000, $95,329,000 and $15,017,000 respectively.
The change in net cash generated from operations in each of these years was primarily impacted by the Missouri Gas Energy Acquisi-tion and the Rio Grande Acquisition in which net working capital assets of $50,999,000 were acquired in 1994. Subsequent to these acquisitions, significant collections on accounts receivable and payments on accounts payable have occurred. Additionally, these acquisitions have contributed to increased net earnings of the Company in 1995 and 1994.

At June 30, 1995 and 1994, the Company's primary sources of liquidity included cash, cash equivalents and short-term invest-ments of $58,597,000 and $5,881,000, respectively, and borrowings available under its $100,000,000 revolving credit facility, as described below. No amounts under the revolving credit facility were outstanding at June 30, 1995 or 1994.

Financing Activities

On May 17, 1995, Southern Union Financing I (the "Subsidiary Trust"), a consolidated wholly-owned subsidiary of Southern Union, issued $100,000,000 of 9.48% Trust Originated Preferred Securities (the "Preferred Securities"). In connection with the Subsidiary Trust's issuance of the Preferred Securities and the related purchase by Southern Union of all of the Subsidiary Trust's common securities (the "Common Securities"), Southern Union issued to the Subsidiary Trust $103,092,800 principal amount of its 9.48% Subordinated Deferrable Interest Notes, due 2025 (the "Subordinated Notes"). The sole assets of the Subsidiary Trust are and will be the Subordinated Notes. The interest and other payment dates on the Subordinated Notes correspond to the distribution and other payment dates on the Preferred Securities and the Common Securities. Under certain circumstances, the Subordinated Notes may be distributed to holders of the Preferred Securities and holders of the Common Securities in liquidation of the Subsidiary Trust. The Sub-ordinated Notes are redeemable at the option of the Company on or after May 17, 2000, at a redemption price of $25 per Subordinated Note plus accrued and unpaid interest. The Preferred Securities and the Common Securities will be redeemed on a pro rata basis to the same extent as the Sub-ordinated Notes are repaid, at $25 per Preferred Security and Common Security plus accumulated and unpaid distribu-tions. Southern Union's obligations under the Subordinated Notes and related agreements, taken together, constitute a full and unconditional guarantee by Southern Union of pay-ments due on the Preferred Securities. As of June 30, 1995, 4,000,000 shares of Preferred Securities were outstanding.

Southern Union has the right under the Subordinated Notes to extend interest payment periods up to 20 consecutive quarters, and, as a consequence, quarterly distributions on the Preferred Securities may be deferred (but will continue to accrue with interest thereon at a rate of 9.48% per annum compounded quar-terly) by the Subsidiary Trust during any such extended interest payment period. If interest payments are deferred by Southern Union, the Company: (i) may not pay cash dividends, or redeem, purchase or acquire, or make a liquidation payment with respect to, any of its capital stock or the capital stock of any sub-sidiary of Southern Union; and (ii) shall not make any payment of interest, principal or premium, if any, on or repay, repurchase or redeem any debt securities issued by Southern Union that rank pari passu with or junior to the subordinate debentures.

The issuance of the Preferred Securities was part of a $300,000,000 shelf registration filed with the Securities and Exchange Commission on March 29, 1995. Southern Union may sell a combination of preferred securities of financing trusts and senior and subordinated debt securities of Southern Union of up to $196,907,200 (the remaining shelf) from time to time, at prices determined at the time of any offering. The net proceeds from the $100,000,000 Preferred Securities offering have been used to repurchase $35,000,000 of 7.60% Senior Debt Securities through July 1995. The remaining proceeds will be used to repur-chase additional long-term debt, provide working capital for sea-sonal needs or for other business opportunities. See "Preferred Securities of Subsidiary Trust" and "Long-Term Debt" in the Notes to the Consolidated Financial Statements.

On April 28, 1995, Southern Union entered into an amendment to their existing $100,000,000 revolving credit facility (the "Revolving Credit Facility") underwritten by Texas Commerce Bank, N.A. and syndicated to four additional banks. The amended Revolving Credit Facility eliminates certain covenants, is uncollaterized and has no borrowing base limitations as long as the Company's Senior Debt Securities meet certain rating criteria. Borrowings under the Revolving Credit Facility are available for Southern Union's working capital and letter of credit requirements. The Revolving Credit Facility can also be used in part, but not to exceed $40,000,000, to fund acquisitions and capital expenditures. The Revolving Credit Facility contains certain financial covenants that, among other things, restrict cash or asset dividends, share repurchases, certain investments and additional debt. The facility expires on December 31, 1997 but may be extended annually for periods of one year beginning on September 30, 1994 with the consent of each of the banks. The revolving credit facility is subject to a commitment fee based on the rating of the Company's Senior Debt Securities. As of June 30, 1995 the commitment fee was an annualized .1875% on the unused balance. No amounts were outstanding under the Revolving Credit Facility at June 30, 1995 and 1994 as well as at September 22, 1995.

On January 31, 1994, the Company completed the sale of $475,000,000 Senior Debt Securities. In addition, on
December 31, 1993 Southern Union completed the Rights Offering to its existing stockholders to subscribe for and purchase 2,000,000 pre-split and pre-dividend shares of the Company's common stock, par value $1.00 per share, at a pre-split and pre-dividend price of $25.00 per share for net proceeds of $49,351,000. The net proceeds from the sale of the Senior Debt Securities, together with the net proceeds from the Rights Offering and working capital from operations, were used to: (i) fund the Missouri Acquisition; (ii) repay approximately $59,300,000 of borrowings under the revolving credit facility used to fund the Rio Grande Acquisition and repurchase all outstanding preferred stock; (iii) refinance, on January 31, 1994, $10,000,000 aggregate principal amount of 9.45% Senior Notes due January 31, 2004, and $25,000,000 aggregate principal amount of 10% Senior Notes due January 31, 2012 and the related premium of approximately $10,400,000 resulting from the early extinguishment of such notes; (iv) refinance, on March 2, 1994, $50,000,000 aggregate principal amount of 10.5% Sinking Fund Debentures due May 15, 2017 and the related premium of approximately $3,300,000 resulting from the early extinguishment of such debentures;
and (v) refinance, on May 16, 1994, $20,000,000 aggregate princi-pal amount of 10 1/8% Notes.

The Company's effective rate under the current debt structure is approximately 7.8% (including interest and the amortization of debt issuance costs and redemption premiums on refinanced debt).

In March 1993, Southern Union retired 68,000 shares of the Series A 10% Cumulative Preferred Stock ("Preferred Stock") at $103 per share for $7,004,000. In April 1993, Southern Union retired 77,000 shares of Preferred Stock at $102 per share for $7,854,000. In June 1993, Southern Union retired 4,000 shares of Preferred Stock at $103.50 per share for $414,000 and the remaining outstanding 100,000 shares at par for $10,000,000.

Investing Activities

As previously discussed, Southern Union acquired Missouri Gas Energy on January 31, 1994. At closing, Southern Union paid approximately $400,300,000 in cash, based on account balances as of December 31, 1993. The final purchase price, which was deter-mined through post-closing adjustments and subsequent arbitra-tion, was approximately $401,600,000. See "Contingencies" in the Notes to the Consolidated Financial Statements. The Missouri Acquisition was financed through the sale of $475,000,000 of Senior Debt Securities completed on January 31, 1994, and net proceeds from the sale of $50,000,000 of common stock in the Rights Offering completed on December 31, 1993. See "Long-Term Debt" in the Notes to the Consolidated Financial Statements.

The additional purchase cost assigned to utility plant as a result of the Missouri Acquisition of approximately $68,000,000 consists of approximately $44,200,000 of excess purchase price over the historical book carrying value of the net assets acquired and approximately $23,800,000 of accruals for certain liabilities assumed and preacquisition contingencies which have been incurred or estimates of amounts that will be incurred in the future. The accruals reflect actual or estimated amounts for: (i) employee severance and other costs associated with an early retirement program for employees of Missouri Gas Energy of approximately $11,200,000; (ii) underwriting, legal and accounting fees associated with the Missouri Acquisition; and
(iii) other preacquisition contingencies. Amortization of the additional purchase cost assigned to utility plant is provided on a straight-line basis over forty years.

In September 1993, the Company completed the Rio Grande Acquisi-tion for approximately $30,500,000. Rio Grande presently serves approximately 75,000 customers in the south Texas counties of Willacy, Cameron and Hidalgo, including the cities of Harlingen, McAllen and Brownsville (the southernmost city in the continental U.S.). The Company initially funded the purchase with borrowings from its Revolving Credit Facility. The Rio Grande Acquisition was accounted for as a purchase.

In July 1993, the Company completed the Eagle Pass Acquisition for approximately $2,000,000. During May 1993, the Company com-pleted the Berry Gas Acquisition which system serves the Texas cities and towns of Nome, Raywood, Hull and Devers for approxi-mately $274,000. Combined, these operations collectively serve approximately 4,400 customers. These acquisitions were also accounted for as purchases.

In March 1993, Southern Union Exploration Company ("SX"), pursu-ant to a purchase and sale agreement entered into in February
1993, sold substantially all of its oil and gas leasehold interests and associated production, for $22,000,000 effective
January 1, 1993.

In July 1995, Southern Union Company entered into a letter of intent to sell WGI, exclusive of certain WGI assets in El Paso, Texas and WGI's Del Norte interconnect operation which transmits natural gas into Mexico, and to sell certain gas distribution operations of Southern Union Gas in the panhandle areas of Texas and Oklahoma for approximately $14,800,000. The sale is subject to approval by the FERC and the Oklahoma Corporation Commission and must be reported to the Railroad Commission of Texas. These operations will remain consolidated with those of the Company until the sale has received regulatory approval.

During 1995, 1994 and 1993, the Company expended approximately $554,157,000 on capital projects including acquisitions. Of that total, $112,556,000 was incurred on normal expansion of its dis-tribution system as well as relocation and replacement. For 1995 and 1994, the Company spent approximately $63,139,000 and $41,300,000 for capital expenditures, respectively, exclusive of the acquisitions of natural gas distribution properties, which was used for normal distribution system replacement and expan-sion. Capital expenditures included $24,476,000 and $9,505,000 related to the Missouri Safety Program in 1995 and 1994, respec-tively. See "Utility Regulation and Rates" in the Notes to Con-solidated Financial Statements.

                        Other Matters

Contingencies

The Company has been named as a potentially responsible party in a special notice letter from the United States Environmental Pro-tection Agency for costs associated with removing hazardous sub-stances from the site of a former coal gasification plant in Vermont. The Company also assumed responsibility for certain environmental matters in connection with the Missouri Acquisi-tion. See "Commitments and Contingencies" in the Notes to Consolidated Financial Statements.

Regulatory

The Company is continuing to pursue certain changes to rates and rate structures that are intended to reduce the sensitivity of earnings to weather including weather normalization clauses and higher minimum monthly service charges.

On February 10, 1993, the Company's South Texas service area received an annualized rate increase of $777,000. On July 1, 1993, rates for Austin were changed to provide: (i) an approxi-mate $1,700,000 base revenue increase; (ii) new and increased fees that will add approximately $250,000 annually; and (iii) weather normalization clause revisions. On November 1, 1993, El Paso rates changed to provide an approximate revenue increase of $463,000. These rate increases contributed significantly to Southern Union Gas' earnings in 1994. In addition, on October 5, 1993, the MPSC issued a rate order increasing Missouri Gas Energy's natural gas rates by $9,750,000 annually effective October 15, 1993. Southern Union Gas also received several annual cost of service adjustments in fiscal 1995 and 1994.

Pursuant to a 1989 MPSC order, Missouri Gas Energy is engaged in a major gas safety program in its service territories. This pro-gram includes replacement of company- and customer-owned gas ser-vice and yard lines, the movement and resetting of meters, the replacement of cast iron mains and the replacement and cathodic protection of bare steel mains (the "Missouri Safety Program"). In recognition of the significant capital expenditures associated with this safety program, the MPSC permits the deferral, and sub-sequent recovery through rates, of depreciation expense, property taxes and associated carrying costs, related to the Missouri Safety Program. Missouri Gas Energy was required to continue the Missouri Safety Program and has deferred depreciation expense, property taxes and carrying costs of approximately $4,154,000 and $600,000 for 1995 and 1994, respectively.

Accounting Pronouncements

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for
     ----------------------------------------------------------
Long-Lived Assets To Be Disposed Of, which is effective for
- -----------------------------------
fiscal years beginning after December 15, 1995. SFAS No. 121 requires that long-lived assets, identifiable intangibles, capital leases and goodwill be reviewed for impairment whenever events occur or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In addi-tion, SFAS No. 121 requires that regulatory assets meet the recovery criteria of SFAS No. 71, Accounting for the Effects of
                                  -----------------------------
Certain Types of Regulation, on an ongoing basis in order to con-
- ---------------------------
tinue to defer applicable costs. SFAS No. 121 will be imple-mented by Southern Union in 1996 and is not expected to have an impact on the Company since the carrying amount of all assets, including regulatory assets, is considered recoverable. However, as the Company enters a more competitive environment, some assets could potentially be subject to impairment, thereby necessitating write-downs or write-offs, which could have a material adverse effect on the Company's future results of operations and finan-cial position.

The Company adopted the provisions of SFAS No. 112, Employers'
                                                    ----------
Accounting for Postemployment Benefits, as of January 1, 1994.
- --------------------------------------
This statement requires that the cost of benefits, such as dis-ability and health care continuation coverage provided to former or inactive employees after employment but before retirement, be accrued if attributable to an employee's previously rendered ser-vice. The Company had previously recognized such postemployment benefit costs when paid and was allowed recovery in rates as pay-ments were incurred. Consequently, the Company records a regula-tory asset and related liability to the extent it intends to file rate applications to include such costs in rates and such costs are considered probable of recovery.

The Company also adopted the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than
- -------------------------------------------------------------
Pensions," effective as of January 1, 1993.  SFAS No. 106
- --------
requires an accrual of postretirement medical and other benefit liabilities on an actuarial basis during the years an employee provides services as compared to the pay-as-you-go method. The Company, excluding Missouri Gas Energy, records a regulatory asset for the difference between the postretirement costs cur-rently included in rates and SFAS No. 106 expense to the extent the Company files, or intends to file, a rate application to include SFAS No. 106 expense in rates. The Company believes that it is probable that the relevant regulatory authorities will allow such expenses in future rates. The Company's adoption, except for Missouri Gas Energy, of the provisions of SFAS No. 106 resulted in a transition obligation of approximately $9,328,000 which was subsequently reduced to $4,084,000 at June 30, 1994, primarily as a result of certain plan amendments in 1993. The Company amortizes the transition obligation over the allowed 20-year period. Consequently, earnings were not adversely impacted by the adoption of this statement.

The seller of the Missouri operations also adopted the provisions of SFAS No. 106 as of January 1, 1993 and filed an application with the MPSC for an order permitting the deferral of SFAS No. 106 expense and proposed inclusion in the future computation of cost of service the actual SFAS No. 106 expense and an income stream generated from a corporate-owned life insurance ("COLI") owned by the seller. To the extent SFAS No. 106 expense exceeds income from the COLI program, this excess would be deferred (as allowed by the FASB Emerging Issues Task Force Issue No. 92-12) and offset by income generated through the deferral period by the COLI program. Subsequent to the Missouri Acquisition, the Com-pany filed an application with the MPSC for an order to permit the deferral of SFAS No. 106 expense and also proposes the inclu-sion in the future computation of cost of service the actual SFAS No. 106 expense and income stream generated from a COLI. As a result of the MPSC's approval of the application, Missouri Gas Energy has recorded a regulatory asset and a liability repre-senting the accumulated benefit obligation as of June 30, 1995 and 1994.

The U.S. House of Representatives is currently considering a proposal which would phase-out the tax deductibility of interest on loans under a COLI. The current proposal, if passed, would be effective on January 1, 1996 and would phase-out the deduc-tion over a five-year period. The Company anticipates to the extent that the COLI, as impacted by the Legislature, does not offset the SFAS No. 106 expense, the Company would be able to recover the shortfall in rates.

ITEM 8.   Financial Statements and Supplementary Data.

Reference is made to the Consolidated Financial Statements of Southern Union and its consolidated subsidiaries beginning with the index thereto on page F-1.

ITEM 9.   Changes in and Disagreements with Accountants on
   Accounting and Financial Disclosure.

None.

                            PART III


ITEM 10.   Directors and Executive Officers of Registrant.

There is incorporated in this Item 10 by reference the informa-tion in the Company's definitive proxy statement for the 1995 Annual Meeting of Stockholders under the captions "Election of Directors," "Executive Officers Who Are Not Directors" and "The Board of Directors."

ITEM 11.   Executive Compensation.

There is incorporated in this Item 11 by reference the informa-tion in the Company's definitive proxy statement for the 1995 Annual Meeting of Stockholders under the captions "Management Compensation," "Board of Directors Report on Executive Compensa-tion," "Company Performance Chart" and "Certain Relationships."

ITEM 12.   Security Ownership of Certain Beneficial Owners and
           Management.

There is incorporated in this Item 12 by reference the informa-tion in the Company's definitive proxy statement for the 1995
Annual Meeting of Stockholders under the caption "Security
Ownership."

ITEM 13.   Certain Relationships and Related Transactions.

There is incorporated in this Item 13 by reference the informa-tion in the Company's definitive proxy statement for the 1995
Annual Meeting of Stockholders under the caption "Certain Rela-tionships."

                          PART IV



ITEM 14.   Exhibits, Financial Statement Schedules and Reports on
           Form 8-K.

(a)(1)  Financial Statements.  Reference is made to the Index on
        --------------------
        page F-1 for a list of all financial statements filed as part of this Report.

(a)(2)  Financial Statement Schedules.  Reference is made to the
        -----------------------------
        Index on page F-1 for a list of all financial statement schedules filed as a part of this Report.

(a)(3)  Exhibits.  Reference is made to the Exhibit Index on
        --------
        pages E-1, E-2 and E-3 for a list of all exhibits filed as a part of this Report.

(b)     Reports on Form 8-K.  Southern Union filed no current
        -------------------
        reports on Form 8-K during the three months ended
        June 30, 1995.

                    SOUTHERN UNION COMPANY

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              AND FINANCIAL STATEMENT SCHEDULES



                                                          Page(s)
                                                          -------

Consolidated financial statements:

  Report of independent accountants.....................

  Statement of consolidated operations -- years ended
    June 30, 1995 and 1994 and December 31, 1993........

  Consolidated balance sheet -- June 30, 1995 and 1994..

  Statement of consolidated cash flows -- years ended
    June 30, 1995 and 1994 and December 31, 1993........

  Notes to consolidated financial statements............



Financial statement schedules:

  All schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

                REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and
Board of Directors of
Southern Union Company:


We have audited the consolidated financial statements of Southern Union Company and Subsidiaries listed in the index on page F-1 of this Form 10-K. These financial statements are the responsi-bility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated finan-cial position of Southern Union Company and Subsidiaries as of June 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years ended June 30, 1995 and 1994 and December 31, 1993 in conformity with generally accepted accounting principles.

As discussed in the notes to the consolidated financial state-ments, the Company changed its method of accounting for postemployment benefits effective January 1, 1994.




                                   COOPERS & LYBRAND L.L.P.

Austin, Texas
September 5, 1995

              SOUTHERN UNION COMPANY AND SUBSIDIARIES
               STATEMENT OF CONSOLIDATED OPERATIONS



                                          Years Ended
                              -----------------------------------
                                    June 30,         December 31,
                                1995        1994         1993
                              --------    --------   ------------
                                (thousands of dollars, except
                                shares and per share amounts)

Operating revenues..........  $480,046    $374,516     $209,005
Gas purchase costs..........   241,839     211,127      110,384
                              --------    --------     --------
  Operating margin..........   238,207     163,389       98,621
                              --------    --------     --------
Operating expenses:
  Operating, maintenance
    and general.............   104,072      79,667       50,076
  Taxes, other than on
    income..................    39,646      29,770       14,365
  Depreciation and
    amortization............    32,373      21,919       14,416
                              --------    --------     --------
    Total operating
      expenses..............   176,091     131,356       78,857
                              --------    --------     --------
    Net operating revenues..    62,116      32,033       19,764
                              --------    --------     --------

Other income (expenses):
  Interest on long-term
    debt....................   (37,448)    (23,568)     (11,535)
  Other interest............    (2,436)     (1,896)      (2,212)
  Dividends on preferred
    securities of subsid-
    iary trust..............    (1,159)        --           --
  Other, net................     5,970       6,994        5,571
                              --------    --------     --------
    Total other expenses,
      net...................   (35,073)    (18,470)      (8,176)
                              --------    --------     --------

Earnings before income
  taxes.....................    27,043      13,563       11,588

Federal and state income
  taxes.....................    10,974       5,185        3,855
                              --------    --------     --------

Earnings before preferred
  dividends.................    16,069       8,378        7,733

Preferred dividends.........       --          --          (843)
                              --------    --------     --------

Net earnings available
  for common stock..........  $ 16,069    $  8,378     $  6,890
                              ========    ========     ========

Net earnings per common
  share.....................  $   1.40    $    .85     $    .83
                              ========    ========     ========

Weighted average shares
  outstanding...............11,478,591   9,865,967    8,286,260
                            ==========   =========    =========



See accompanying notes to the consolidated financial statements.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEET



                           ASSETS


                                                  June 30,
                                          -----------------------
                                             1995         1994
                                          ----------   ----------
                                           (thousands of dollars)

Property, plant and equipment:
  Plant in service......................  $  882,769   $ 819,656
  Construction work in progress.........      14,670      15,390
                                          ----------   ---------
                                             897,439     835,046
  Less accumulated depreciation and
    amortization........................    (303,327)   (279,120)
                                          ----------   ---------
                                             594,112     555,926
  Additional purchase cost assigned to
    utility plant, net of accumulated
    amortization of $16,561,000 and
    $12,342,000, respectively...........     154,534     167,374
                                          ----------   ---------

    Net property, plant and equipment...     748,646     723,300
                                          ----------   ---------


Current assets:
  Cash and cash equivalents.............      39,015       5,881
  Short-term investments................      19,582         --
  Accounts receivable, billed and
    unbilled............................      35,465      48,273
  Inventories, principally at average
    cost................................      23,561      30,374
  Deferred gas purchase costs due from
    customers...........................       7,641         --
  Prepayments and other.................       1,349       1,621
                                          ----------   ---------

    Total current assets................     126,613      86,149
                                          ----------   ---------

Deferred charges........................     114,167      74,367

Real estate.............................      10,742      11,983

Other...................................       2,334       1,913



                                          ----------   ---------

  Total.................................  $1,002,502   $ 897,712
                                          ==========   ==========


See accompanying notes to the consolidated financial statements.

              SOUTHERN UNION COMPANY AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEET (Continued)



               STOCKHOLDERS' EQUITY AND LIABILITIES


                                                  June 30,
                                          -----------------------
                                             1995         1994
                                          ----------   ----------
                                           (thousands of dollars)

Common stockholders' equity:
  Common stock, $1 par value;
    authorized 50,000,000 shares;
    issued 11,570,247 shares at
    June 30, 1995......................   $   11,570   $  11,497
  Premium on capital stock.............      198,819     198,272
  Less treasury stock:  51,625 shares
    at cost............................         (794)       (794)
  Retained earnings....................       16,069         --
                                          ----------   ---------

    Total common stockholders' equity..      225,664     208,975

Company-obligated mandatorily
  redeemable preferred securities of
  subsidiary trust holding solely
  $103,093,000 principal amount of
  9.48% subordinated notes of
  Southern Union due 2025..............      100,000         --

Long-term debt.........................      462,503     479,048
                                          ----------   ---------

    Total capitalization...............      788,167     688,023

Current liabilities:
  Long-term debt due within one year...          770         889
  Accounts payable.....................       28,784      39,039
  Federal, state and local taxes.......        6,310       8,706
  Accrued interest.....................       15,194      15,579
  Customer deposits....................       14,166      13,029
  Deferred gas purchase costs due
    to customers.......................          --       15,271
  Other................................       13,621      18,027
                                          ----------   ---------

    Total current liabilities..........       78,845     110,540
                                          ----------   ---------

Deferred credits and other
  liabilities..........................       99,434      69,437

Accumulated deferred income taxes......       36,056      29,712

Commitments and contingencies..........          --          --

                                          ----------   ---------

    Total..............................   $1,002,502   $ 897,712
                                          ==========   =========


See accompanying notes to the consolidated financial statements.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES
             STATEMENT OF CONSOLIDATED CASH FLOWS


                                            Years Ended
                                 --------------------------------
                                      June 30,       December 31,
                                 ------------------  ------------
                                   1995      1994        1993
                                 --------  --------  ------------
                                      (thousands of dollars)

Cash flows from operating
activities:
 Net earnings................    $ 16,069  $  8,378     $  7,733
 Adjustments to reconcile
  net earnings to net cash
  flows from operating
  activities:
   Depreciation and
    amortization.............      32,373    21,919       14,416
   Deferred income taxes.....       5,909     8,943        1,368
   Provision for bad debts...       4,162     2,897          478
   Other, net................        (957)   (1,316)      (1,573)
   Changes in assets and
    liabilities, net of
    acquisitions and dis-
    positions:
     Decrease (increase) in
      accounts receivable,
      billed and unbilled....      11,051    63,059       (1,967)
     Decrease in accounts
      payable................      (7,225)   (4,152)      (7,514)
     Increase (decrease) in
      taxes and other
      liabilities............      (7,187)    6,518        6,812
     Increase (decrease) in
      customer deposits......       1,137       (75)      (3,214)
     Decrease in deferred gas
      purchase costs.........     (22,537)   (4,586)      (1,473)
     Decrease (increase) in
      inventories............       7,975    (9,240)         673
     Decrease (increase) in
      other accounts.........         902     2,984         (722)
                                 --------  --------     --------
       Net cash flows from
        operating activities.      41,642    95,329       15,017
                                 --------  --------     --------
Cash flows from investing
 activities:
  Additions to property,
   plant and equipment.......     (67,442)  (38,237)     (18,532)
  Acquisition of operations,
   net of cash received......        (750) (440,666)     (35,559)
  Increase in short-term
   investments, net..........     (19,582)      --           --
  Increase (decrease) in
   customer advances.........         725    (3,079)         718
  Increase (decrease) in
   deferred charges and
   credits...................      (3,868)    5,603         (993)
  Proceeds from sale of
   discontinued operation....         --        --        16,493
  Proceeds from notes
   receivable................         --      6,368          --
  Other, net.................       1,801      (644)      (1,979)
                                 --------  --------     --------
   Net cash flows used in
    investing activities.....     (89,116) (470,655)     (39,852)
                                 --------  --------     --------
Cash flows from financing
 activities:
  Repayment of debt..........     (16,212) (107,052)        (938)
  Net borrowings (payments)
   under revolving credit
   facility..................         --    (28,200)       6,200
  Issuance of debt...........         --    475,000          --
  Premium on early
   extinguishment of debt....         --    (13,715)         --
  Debt issuance cost.........         --     (5,450)         --
  Proceeds from rights
   offering, net.............         --     49,351       49,351
  Proceeds from issuance of
   preferred securities of
   subsidiary trust..........     100,000       --           --
  Issuance cost of preferred
   securities of subsidiary
   trust.....................      (3,799)      --           --
  Redemption of preferred
   stock including related
   premiums..................         --        --       (25,272)
  Other, net.................         619      (905)      (1,677)
                                 --------  --------     --------
   Net cash flows from
    financing activities.....      80,608   369,029       27,664
                                 --------  --------     --------
Increase (decrease) in cash
 and cash equivalents........      33,134    (6,297)       2,829
Cash and cash equivalents at
 beginning of year...........       5,881    12,178           89
                                 --------  --------     --------
Cash and cash equivalents at
 end of year.................    $ 39,015  $  5,881     $  2,918
                                 ========  ========     ========


See accompanying notes to the consolidated financial statements.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         June 30, 1995 and 1994 and December 31, 1993



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Operations and Principles of Consolidation

Southern Union Company ("Southern Union" and, together with its wholly-owned subsidiaries, the "Company"), is an investor-owned public utility primarily engaged in the distribution and sale of natural gas to residential, commercial, industrial, agricultural and other customers as a public utility in the states of Texas, Missouri and Oklahoma. See "Acquisitions and Divestitures." Subsidiaries of Southern Union also market natural gas to end-users, sell natural gas as a vehicular fuel, operate intrastate and interstate natural gas pipeline systems, sell commercial gas air conditioning and other gas-fired engine-driven applications and convert vehicles to operate on natural gas. Certain subsidi-aries own or hold interests in real estate and other assets, which are primarily used in the Company's utility business. Sub-stantial operations of the Company are subject to regulation.

The consolidated financial statements include the accounts of Southern Union and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consoli-dation. All dollar amounts in the tables in the notes to con-solidated financial statements, except per share amounts, are stated in thousands unless otherwise indicated. Certain reclas-sifications have been made to prior years' financial statements to conform with the current year's presentation.

                 Property, Plant and Equipment

Utility plant in service and construction work in progress are stated at original cost of construction, less contributions in aid of construction, which includes, where appropriate, payroll-related costs such as taxes, pensions, other employee benefits, general and administrative costs and an allowance for funds used during construction. Gain or loss is recognized upon the dispo-sition of significant utility properties and other property con-stituting operating units. Gain or loss from minor dispositions of property is charged or credited to accumulated depreciation and amortization. The Company capitalizes the cost of signifi-cant internally-developed computer software systems.

Acquisitions are recorded at the historical book carrying value of utility plant. Additional purchase cost assigned to utility plant is the excess of the purchase price over the book carrying value of the net assets acquired. In general, the Company has not been allowed direct recovery of additional purchase cost assigned to utility plant in rates. Periodically, the Company evaluates the carrying value of its additional purchase cost assigned to utility plant by comparing the anticipated future operating income from the businesses giving rise to the addi-tional purchase cost with the unamortized balance.

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for
     ----------------------------------------------------------
Long-Lived Assets To Be Disposed Of, which is effective for fis-
- -----------------------------------
cal years beginning after December 15, 1995. SFAS No. 121 requires that long-lived assets, identifiable intangibles, capital leases and goodwill be reviewed for impairment whenever events occur or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In addi-tion, SFAS No. 121 requires that regulatory assets meet the recovery criteria of SFAS No. 71, Accounting for the Effects of
                                  -----------------------------
Certain Types of Regulation, on an ongoing basis, in order to
- ---------------------------
continue to defer applicable costs. SFAS No. 121 will be imple-mented by Southern Union in 1996 but is not expected to have an impact on the Company since the carrying amount of all assets, including regulatory assets, is considered recoverable. As the Company enters a more competitive environment, some assets could potentially be subject to impairment, thereby necessitating write-downs or write-offs, which could have a material adverse effect on the Company's future results of operations and finan-cial position.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



                Depreciation and Amortization

Depreciation of utility plant is provided at an average straight-line rate of approximately 3% per annum of the cost of such depreciable properties less applicable salvage. Franchises are amortized over their respective lives. Depreciation and amortization of other property is provided at straight-line rates estimated to recover the costs of the properties, after allowance for salvage, over their respective lives. Amortization of addi-tional purchase cost assigned to utility plant is provided on a straight-line basis over forty years unless the Company has obtained, or filed to obtain, a specific provision in a rate application providing for the recovery of this amortization in rates collected from customers over a different period. In those cases where the Company's regulators have provided for, or are expected to provide for, the recovery of the amortization of additional purchase cost assigned to utility plant in rates, the Company's policy is to utilize the amortization period which fol-lows the rate recovery period. See "Change in Accounting Esti-mate."

                        Long-Term Debt

Debt issuance costs and premiums on the early extinguishment of debt are amortized over the lives of the new or replacement debt issues.

          Gas Utility Revenues and Gas Purchase Costs

Gas utility customers are billed on a monthly-cycle basis. The related cost of gas is matched with cycle-billed revenues through operation of purchased gas adjustment provisions in tariffs approved by the regulatory agencies having jurisdiction.

The Company recognizes an estimate of unbilled revenues on a monthly-cycle basis which include sales from the cycle-billing dates to the end of the month, unbilled gas purchase costs and revenue-related taxes. The accrual for unbilled revenues is included in operating revenues in the statement of consolidated operations.

               Employee Postretirement Benefits

The Company, excluding Missouri Gas Energy, records a regulatory asset for the difference between the postretirement costs cur-rently included in rates and postretirement expense to the extent the Company has filed, or intends to file, a rate application to include such expense in rates and it is probable that the regula-tor will allow this expense in future rates. Subsequent to the Missouri Acquisition (as hereinafter defined), the Company filed an application with the Missouri Public Service Commission ("MPSC") for an order to permit the deferral of postretirement expense and also proposed the inclusion in rates billed to custo-mers in the future for the actual postretirement expense and income stream generated from a company-owned life insurance ("COLI") plan. As a result of the MPSC's approval of the appli-cation, Missouri Gas Energy has recorded a regulatory asset and a liability representing the accumulated benefit obligation as of June 30, 1995 and 1994. The U.S. House of Representatives is currently considering a proposal which would phase-out the tax deductibility of interest on loans under a COLI. The current proposal, if passed, would be effective on January 1, 1996 and would phase-out the deduction over a five-year period. The Company anticipates to the extent that the COLI, as impacted by the Legislature, does not offset the SFAS No. 106 expense, the Company would be able to recover the shortfall in rates.

                     Postemployment Benefits

The Company adopted the provisions of SFAS No. 112, Employers'
                                                    ----------
Accounting for Postemployment Benefits, as of January 1, 1994.
- --------------------------------------
This statement requires that the cost of benefits, such as dis-ability and health care continuation coverage provided to former or inactive employees after employment but before retirement, be accrued if attributable to an employee's previously rendered ser-vice. The Company had previously recognized such postemployment

           SOUTHERN UNION COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



benefit costs when paid and was allowed recovery in rates as pay-ments were incurred. Consequently, the Company records a regula-tory asset and related liability to the extent it intends to file rate applications to include such costs in rates and such costs are considered probable of recovery.

                       Taxes on Income

The Company accounts for income taxes utilizing the liability method which bases the amounts of current and future tax assets and liabilities on events recognized in the financial statements and on income tax laws and rates existing at the balance sheet date.

                Cash Flows and Credit Risk

Cash Flows.  The Company considers all highly liquid investments
- ----------
with an original maturity of three months or less to be cash equivalents. Short-term investments are highly liquid invest-ments with maturities of more than three months when purchased, and are carried at cost, which approximates market. The Company places its temporary cash investments with a high credit quality financial institution which, in turn, invests the temporary funds in a variety of high-quality short-term financial securities.

Credit Risk.  Concentrations of credit risk in trade receivables
- -----------
are limited due to the large customer base with relatively small individual account balances. In addition, Company policy requires a deposit from certain customers. The Company has recorded an allowance for doubtful accounts totaling approxi-mately $2,100,000 and $1,600,000 at June 30, 1995 and 1994, respectively.

             Fair Value of Financial Instruments

The carrying amount reported in the balance sheet for cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximates its fair value. The fair value of the Company's long-term debt is estimated using current market quotes and other estimation techniques.

                      Inventories

Inventories are stated at cost and consist of gas in underground storage and materials and supplies. Gas in underground storage of approximately $15,427,000 and $23,099,000 at June 30, 1995 and
1994, respectively, consists of approximately 9,701,000 and 10,834,000 MMBtu's, respectively.

                   Earnings Per Share

Earnings per common share is based on net earnings available for common stock using the weighted average shares outstanding during each period. Fully diluted earnings per share are not presented because the relevant stock options and warrants are not signifi-cant.

CHANGE IN FISCAL YEAR

On May 25, 1994, Southern Union's Board of Directors approved a change in the Company's fiscal year-end from December 31 to June 30. The new fiscal year more closely conforms the reporting of the Company's financial condition and results of operations to its seasonal business cycle.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



ACQUISITIONS AND DIVESTITURES

                    Missouri Gas Energy

Missouri Asset Purchase Agreement.  On July 9, 1993, Southern
- ---------------------------------
Union entered into an Agreement for the Purchase of Assets (the "Missouri Asset Purchase Agreement") with Western Resources, Inc. ("Western Resources" or the "seller" of the Missouri properties), pursuant to which Southern Union purchased certain Missouri natural gas distribution operations (the "Missouri Acquisition") which Southern Union operates as Missouri Gas Energy, a division of Southern Union headquartered in Kansas City, Missouri. The acquisition was consummated on January 31, 1994 and was accounted for as a purchase. The assets of Missouri Gas Energy were included in the consolidated balance sheet of the Company at January 31, 1994 and income from operations of Missouri Gas Energy has been included in the Company's statement of consoli-dated operations since February 1, 1994. Missouri Gas Energy serves approximately 478,000 customers in central and western Missouri, including Kansas City, St. Joseph, Joplin and Monett.

Purchase Price.  At closing, Southern Union paid approximately
- --------------
$400,300,000, based on account balances as of December 31, 1993. The final purchase price, which was determined through post-closing adjustments and subsequent arbitration was approximately $401,600,000. See "Contingencies". The Missouri Acquisition was financed through the sale of $475,000,000 of 7.60% Senior Notes due 2024 (the "Senior Debt Securities") completed on January 31, 1994 and net proceeds from a $50,000,000 common stock subscrip-tion rights offering (the "Rights Offering") completed on December 31, 1993. See "Long-Term Debt" and "Stockholders Equity."

Missouri Public Service Commission.  The approval of the Missouri
- ----------------------------------
Acquisition by the Missouri Public Service Commission ("MPSC") was subject to the terms of a stipulation and settlement agree-ment (the "MPSC Stipulation") among Southern Union, the seller, the MPSC Staff and others. Among other things, the MPSC Stipula tion: (i) provides that the Company attain a total debt to total capital ratio that does not exceed Standard and Poor's Corpora-tion's Utility Financial Benchmark ratio for the lowest invest-ment grade (BBB) investor-owned natural gas distribution company (which currently is approximately 58%) in order for Missouri Gas Energy to implement any general rate increase; (ii) prohibits Missouri Gas Energy from implementing a general rate increase in Missouri before January 31, 1997 except in certain unusual events; (iii) required the seller to contribute an additional $9,000,000 to Missouri Gas Energy's employees' and retirees' qualified defined benefit plan assets transferred to the Company;
(iv) requires the Company to contribute an additional $3,000,000 to the Company's qualified defined benefit plan for the benefit of Missouri Gas Energy's employees and retirees in excess of the minimum required contribution under the Internal Revenue Code,
Section 412, as determined by the plan's actuary; and (v) requires Missouri Gas Energy to reduce rate base by $30,000,000 (amortized over a ten year period on a straight-line basis) to compensate rate payers for rate base reductions that were elimi ated as a result of the Missouri Acquisition.

Liabilities Assumed.  Southern Union assumed certain liabilities
- -------------------
of the seller with respect to the Missouri properties, including certain liabilities arising from certain specified contracts assigned to Southern Union at closing, including gas supply and transportation contracts, office equipment leases and real estate leases, liabilities arising from certain contracts entered into by the seller in the ordinary course of business, certain liabilities that have arisen or may arise from the operations of Missouri Gas Energy, and liabilities for certain accounts payable of the seller pertaining to Missouri Gas Energy. See "Commit-ments and Contingencies."

Employees.  Pursuant to the terms of an Employee Agreement with

- ---------
the seller, after the closing of the Missouri Acquisition, Southern Union employed certain employees involved in the opera tion of Missouri Gas Energy ("Continuing Employees"). Under the terms of the Employee Agreement, the assets and liabilities of the seller's qualified defined benefit plans attributable to Con-tinuing Employees and certain retired Missouri employees ("Retired Employees") were transferred to a qualified defined benefit plan of Southern Union that for at least two years will provide benefits to Continuing Employees and Retired Employees substantially similar in aggregate to those provided by the seller's qualified defined benefit plans. Southern Union amended its qualified defined benefit plan to cover

           SOUTHERN UNION COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



the Continuing Employees and Retired Employees and provide Con-tinuing Employees and Retired Employees with certain welfare, separation and other benefits.

Additional Purchase Cost Assigned to Utility Plant.  The addi-
- --------------------------------------------------
tional purchase cost assigned to utility plant as a result of the Missouri Acquisition is approximately $68,000,000 consisting of approximately $44,200,000 of excess purchase price over the his torical book carrying value of the net assets acquired and approximately $23,800,000 of accruals for certain liabilities assumed and preacquisition contingencies which have been incurred or estimates of amounts that will be incurred in the future. The accruals reflect actual or estimated amounts for: (i) employee severance and other costs associated with an early retirement program offered to certain employees of Missouri Gas Energy in 1994 of approximately $11,200,000; (ii) underwriting, legal and accounting fees associated with the Missouri Acquisition; and
(iii) other preacquisition contingencies. Amortization of the additional purchase cost assigned to utility plant is provided on a straight-line basis over forty years.

                       Rio Grande Valley

In September 1993, the Company acquired the Rio Grande Valley Gas Company ("Rio Grande") for approximately $30,500,000. The Rio Grande system currently serves approximately 75,000 customers in the south Texas counties of Willacy, Cameron and Hidalgo. Rio Grande's service area includes 32 towns and cities along the Mexico border, including Harlingen, McAllen and Brownsville (the southernmost city in the continental U.S.). The Company initially funded the Rio Grande purchase with borrowings from its revolving credit facility which were subsequently repaid with proceeds from the sale of the Senior Debt Securities and the Rights Offering. The assets of Rio Grande were included in the Company's consolidated balance sheet at September 30, 1993 and the earnings from operations of Rio Grande has been included in the Company's statement of consolidated operations since
October 1, 1993. The acquisition was accounted for using the purchase method. The additional purchase cost assigned to utility plant of approximately $12,000,000 reflects the excess of the purchase price over the historical book carrying value of the net assets acquired. The additional purchase cost assigned to utility plant is amortized on a straight-line basis over forty years.

              Other Acquisitions and Divestitures

In July 1993, the Company acquired the natural gas distribution facilities serving the city of Eagle Pass, Texas for approxi-mately $2,000,000. In May 1993, the Company acquired the natural gas distribution facilities of Berry Gas Company which serves the Texas cities and towns of Nome, Raywood, Hull and Devers for approximately $274,000. Combined, these operations collectively serve approximately 4,400 customers. These acquisitions were accounted for as purchases.

In February 1993, Southern Union Exploration Company ("SX"), a former wholly-owned subsidiary of Southern Union, entered into a purchase and sale agreement to sell substantially all of its oil and gas leasehold interests and associated production for approximately $22,000,000, which sale was completed on March 31, 1993, effective January 1, 1993. SX, engaged in the development and production of oil and gas, held varying interests in pro-ducing oil and gas wells located primarily in New Mexico and Texas. The Company accounted for SX as a business held for sale wherein adjustments were made to reflect the valuation of this business to an estimated net realizable value. At December 31, 1992, the Company recorded a book loss on future disposal of $4,400,000. In addition, the Company recorded a tax liability of approximately $6,960,000 resulting from the recognition of a tax basis gain of approximately $18,800,000.

The results of operations of the Company for the periods subse-quent to these acquisitions and divestiture are not comparable to those periods prior to the acquisitions and divestiture nor are the 1995 and 1994 results of operations comparable with previous periods.

           SOUTHERN UNION COMPANY AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



During July 1995, Southern Union Company entered into a letter of intent to sell Western Gas Interstate Company ("WGI"), a wholly-owned subsidiary of the Company, exclusive of certain WGI assets in El Paso, Texas and WGI's Del Norte interconnect operation which transmits natural gas into Mexico, and to sell certain gas distribution operations of Southern Union Gas in the panhandle areas of Texas and Oklahoma for approximately $14,800,000. The sale is subject to approval by the Federal Regulatory Energy Com-mission ("FERC") and the Oklahoma Corporation Commission and must be reported to the Railroad Commission of Texas.

PRO FORMA CONDENSED STATEMENT OF CONSOLIDATED OPERATIONS

The following unaudited pro forma condensed statement of consoli-dated operations for the twelve months ended June 30, 1994 is presented as though the following events had been consummated as of July 1, 1993: (i) the Missouri and Rio Grande Acquisitions;
(ii) the sale of the Senior Debt Securities; (iii) the completion of the Rights Offering; and (iv) the refinancing of certain short-term and long-term debt. The pro forma financial informa-tion is not necessarily indicative of the results which would have actually been obtained had the acquisitions of Missouri
Gas Energy and Rio Grande, the Rights Offering, the sale of Senior Debt Securities or the refinancings been completed as of the assumed date for the periods presented or which may be obtained in the future.

The pro forma condensed statement of consolidated operations includes adjustments that are based on assumptions and estimates made by the Company's management regarding anticipated efficiencies resulting from the combined operations, reductions in costs planned by management, accruals for certain preacquisi-tion contingencies and the fair market value of certain assets acquired in the Missouri Acquisition.

                                              Twelve Months Ended
                                                 June 30, 1994
                                              -------------------
                                                   (unaudited)

Operating revenues...........................       $  604,962
Gas purchase costs...........................          360,706
                                                    ----------
  Operating margin...........................          244,256
Operating expenses...........................          195,045
                                                    ----------
Net operating revenues.......................           49,211
Interest on long-term debt...................          (37,345)
Other income, net............................            4,663
                                                    ----------
  Earnings before income taxes...............           16,529
Federal and state income taxes...............            6,281
                                                    ----------
Net earnings available for common stock......       $   10,248
                                                    ==========

Net earnings per common share................       $      .90
                                                    ==========

Weighted average shares outstanding..........       11,433,000
                                                    ==========

CHANGE IN ACCOUNTING ESTIMATE

On February 6, 1990, Southern Union and SU Acquisition, Inc. com-pleted a cash merger in accordance with an agreement among Southern Union, Metro Mobile CTS, Inc., and SU Acquisition, Inc. This merger was accounted for as a purchase and resulted in the recording of additional purchase cost assigned to utility plant of approximately $94,000,000. At the time of the merger, the Company had anticipated the inclusion of this additional purchase price in future rates. Accordingly, amortization of the addi-tional purchase cost assigned to utility plant had been provided on a straight-line basis over thirty years which was consistent with the period over which rate recovery was requested. Subse-quent to the merger, the Company filed rate applications with several of its significant regulatory jurisdictions requesting the inclusion of the additional purchase cost assigned to utility plant in rates. Since such requests for rate recovery have not yet been granted, the Company revised its estimate of the amortization period of additional

            SOUTHERN UNION COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



purchase cost assigned to utility plant to its standard policy of forty years. As a result of this change, amortization expense for the year ended June 30, 1994 was reduced by approximately $478,000, with a corresponding increase to net earnings, or $.05 per average common share.

OTHER INCOME

Other income, net in 1995, 1994 and 1993 was $5,970,000,
$6,994,000 and $5,571,000, respectively.

Other income of $5,970,000 in 1995 included: rental income from Lavaca Realty Company ("Lavaca Realty"), the Company's real estate subsidiary, of approximately $2,647,000; approximately $2,619,000 related to the deferral of interest expense associated with the Missouri Gas Energy Safety Program (see "Utility Regula-tion and Rates"); investment interest and interest on notes receivable of approximately $960,000; and approximately $244,000 from gas appliance merchandising. This was partially offset by approximately $750,000 for the write-down to estimated fair market value of certain real estate held for sale.

As a result of the change in the Company's year-end to June 30, certain other income items are included in both the 1994 and 1993 results of operations. In September 1993, the Company recorded a non-recurring accounting adjustment of approximately $2,489,000 to reverse a tax reserve upon the final settlement of prior period federal income tax audits and the filing of amended federal income tax returns. In July 1993, the Company paid the Internal Revenue Service ("IRS") approximately $1,266,000 in settlement for federal income taxes and interest related to the tax years 1984 through 1989. The Company had previously esti-mated and accrued an amount for the tax deficiencies and related interest and, as a result of the settlement with the IRS for a lesser amount, a non-recurring adjustment was recorded to reverse the tax reserve in excess of the payment made. The reversal of the reserve had no impact on liquidity or cash flows due to the non-cash impact of this adjustment. Other items recorded during the period in common to both 1994 and 1993 were a pre-tax gain of approximately $494,000 on the sale of undeveloped real estate and the write-off of approximately $357,000 of acquisition-related costs as a result of the termination of negotiations related to various acquisitions.

Other income of $6,994,000 recorded in 1994 also included:
rental income from Lavaca Realty of approximately $2,200,000; investment interest and interest on notes receivable of approxi-mately $950,000; approximately $500,000 from gas appliance merchandising; and approximately $276,000 related to the deferral of interest expense associated with the Missouri Gas Energy Service Line Replacement Program.

Other income of $5,571,000 recorded in 1993 also included: rental income from Lavaca Realty of approximately $1,835,000; interest on notes receivable of approximately $830,000; and a pre-tax gain of approximately $494,000 on the sale of undeveloped real estate.

CASH FLOW INFORMATION

                                  1995        1994        1993
                               ----------  ----------  ----------

Cash paid during the year
  for:
    Interest.................   $ 38,987    $ 12,001    $ 12,820
    Income taxes.............      2,533       5,820       9,691

Non-cash assets
  (liabilities) acquired:
    Working capital..........   $    --     $ 50,999    $   (718)
    Property, plant and
      equipment, net.........        750     385,650      36,376
    Other noncurrent assets..        --       46,988          72
    Noncurrent liabilities...        --      (42,971)       (171)
                                --------    --------    --------
                                $    750    $440,666    $ 35,559
                                ========    ========    ========

            SOUTHERN UNION COMPANY AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



Excluded from the statement of consolidated cash flows were the following effects of non-cash investing and financing activities:

                                  1995        1994        1993
                               ----------  ----------  ----------

    Pension liability adjustment
  to retained earnings.......   $    --     $    --     $  2,051
                                ========    ========    ========

Other obligations incurred...   $    --     $  2,354    $    588
                                ========    ========    ========

PROPERTY, PLANT AND EQUIPMENT

A financial classification for utility plant in service at June 30, 1995 and 1994 was as follows:

                                                  June 30,
                                           ----------------------
                                              1995        1994
                                           ----------  ----------

Distribution............................    $831,401    $770,268
General.................................      70,713      63,966
Intangible..............................       8,512      10,803
Transmission............................      11,194      10,765

Production and gathering................       2,618       2,716
                                            --------    --------
  Total utility plant...................     924,438     858,518
Less contributions in aid of
  construction..........................     (41,669)    (38,862)
                                            --------    --------
  Plant in service......................     882,769     819,656
Construction work in progress...........      14,670      15,390
                                            --------    --------
                                             897,439     835,046
Less accumulated depreciation and
  amortization..........................    (303,327)   (279,120)
                                            --------    --------
                                             594,112     555,926
Additional purchase cost assigned to
  utility plant, net....................     154,534     167,374
                                            --------    --------

  Net property, plant and equipment.....    $748,646    $723,300
                                            ========    ========

REAL ESTATE

In February 1993, Southern Union entered into a settlement agree-ment with the Resolution Trust Corporation ("RTC") with respect to Southern Union's former subsidiary, First Bankers Trust & Savings Association. As part of the settlement, in return for payment by the Company of $4,792,000, the RTC: dismissed a $6,174,000 judgment for specific performance of a contract to purchase real estate; canceled notes in the principal amount of $1,600,000; permitted the Company to terminate a $2,000,000 letter of credit; deeded the Company a 21-acre tract in Austin, Texas; and released certain other claims asserted in the settled litigation. This settlement had no impact on earnings since the Company had previously recorded a reserve for the related loss contingency. Subsequently, the Company sold this land for approximately $794,000 resulting in an after-tax gain of approxi-mately $320,000.

           SOUTHERN UNION COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



STOCKHOLDERS' EQUITY

The changes in common stockholders' equity and cumulative pre-ferred stock were as follows:

                   Common Stockholders' Equity
           -------------------------------------------
                            Trea-                      Cumulative
            Common  Premium  sury                      Preferred
            Stock,    on    Stock,  Retained           Stock $100
            $1 Par  Capital   at    Earnings             Stated
             Value   Stock   Cost  (Deficit)   Total     Value
           ------- -------- ------ --------- --------- ----------

Balance
January 1,
1993...... $ 5,289 $144,748 $(794) $ (1,240) $148,003   $ 24,900
 Net
  earn-
  ings....     --       --    --      7,733     7,733        --
 Dividends
  on pre-
  ferred
  stock.,,     --       --    --       (843)     (843)       --
 Rights
  Offering
  for
  2,000,000
  shares of
  common
  stock...   2,000   47,351   --        --     49,351        --
 Exercise
  of stock
  options.      17      199   --        --        216        --
 Pension
  liability
  adjust-
  ment....     --       --    --     (2,051)   (2,051)       --
 Redemp-
  tion of
  preferred
  stock...     --       --    --       (471)     (471)   (24,900)
           ------- -------- -----  --------  --------   --------
Balance
Decem-
ber 31,
1993...... $ 7,306 $192,298 $(794) $  3,128  $201,938   $    --
           ======= ======== =====  ========  ========   ========

Balance
at
July 1,
1993
(see
"Change
in
Fiscal
Year").... $ 5,302 $144,902 $(794) $  1,744  $151,154   $    --
 Net
  earn-
  ings....     --       --    --      8,378     8,378        --
 Rights
  offering
  for
  2,000,000
  shares of
  common
  stock...   2,000   47,351   --        --     49,351        --
 Three-
  for-two
  stock
  split...   3,628   (3,628)  --        --        --         --
 Stock
  divi-
  dend....     545    9,524   --    (10,069)      --         --
 Exercise
  of stock
  options.      22      186   --        --        208        --
 Stock
  issuance
  costs
  and
  other...     --       (63)  --        (53)     (116)       --
           ------- -------- -----  --------  --------   --------
Balance
June 30,
1994......  11,497  198,272  (794)      --    208,975        --

 Net
  earn-
  ings....     --       --    --   $ 16,069  $ 16,069   $    --
 Exercise
  of stock
  options.      73      547   --        --        620        --
           ------- -------- -----  --------  --------   --------
Balance
June 30,
1995...... $11,570 $198,819 $(794) $ 16,069  $225,664   $    --
           ======= ======== =====  ========  ========   ========

                     Stock Dividend and Split

On May 25, 1994, Southern Union's Board of Directors declared a 5% stock dividend, distributed on June 30, 1994 to stockholders of record on June 14, 1994. A portion of the 5% stock dividend was characterized as a distribution of capital due to the level of the Company's retained earnings available for distribution as of the declaration date. The June 1994 stock dividend was consis-tent with the Board of Directors' decision in February 1994 to commence regular stock dividends of approximately 5% annually.
In addition, on February 11, 1994, the Board of Directors declared a three-for-two stock split distributed in the form of a 50% stock dividend on March 9, 1994, to stockholders of record on February 23, 1994. Unless otherwise stated, all per share data included in the accompanying consolidated financial statements and in these Notes to Consolidated Financial Statements have been restated to give effect to the stock dividend and stock split.

                      Rights Offering

On December 31, 1993, Southern Union consummated a Rights Offering to its existing stockholders to subscribe for and pur-chase 2,000,000 pre-split and pre-dividend shares of the Com-pany's common stock, par value $1.00 per share, at a pre-split and pre-dividend price of $25.00 per share for net proceeds of $49,351,000. The proceeds from

              SOUTHERN UNION COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



the Rights Offering, together with the proceeds from the sale of the Senior Debt Securities, were used to fund the Missouri and Rio Grande Acquisitions and to retire or refinance certain out-standing debt. See "Acquisitions and Divestitures" and "Long-Term Debt."

                       Common Stock

The Company has an incentive stock option plan (the "1982 Plan") pursuant to which the ability to grant options expired on December 31, 1991. Under the terms of the 1982 Plan, options to purchase up to an aggregate of 787,500 post-split and post-dividend shares of common stock were granted to officers and key employees at prices not less than fair market value on the date of grant. Options granted under the 1982 Plan are exercisable for periods of ten years from the date of grant or such lesser period as may be designated for particular options, and become exercisable after a specified time from the date of grant in cumulative annual installments. Upon exercise of an option, the 1982 Plan permitted the Company to elect, instead of issuing shares, to make a cash payment equal to the difference at the date of exercise between the option price and the market price of the shares as to which such option is being exercised.

The 1992 Long-Term Stock Incentive Plan (the "1992 Long-Term Plan") was approved at the annual meeting of stockholders held on May 12, 1993. Under the 1992 Long-Term Plan, options to purchase 819,000 post-split and post-dividend shares may be granted to officers and key employees at prices not less than the fair mar-ket value on the date of grant. Options granted under the 1992 Long-Term Plan are exercisable for periods of ten years from the date of grant or such lesser period as may be designated for particular options, and become exercisable after a specified period of time from the date of grant in cumulative annual installments. The 1992 Long-Term Plan also allows for the granting of stock appreciation rights, dividend equivalents, performance shares and restricted stock.

Information regarding the 1982 Plan and the 1992 Long-Term Plan, as adjusted for the stock dividend and stock split, is summarized below:

                                                          1992
                                                1982    Long-Term
                                                Plan       Plan
                                              --------  ---------

Outstanding January 1, 1993.................   384,300   241,763
  Exercised.................................   (20,475)   (5,513)
  Canceled..................................   (14,175)   (6,300)
                                               -------   -------
Outstanding December 31, 1993...............   349,650   229,950
  Granted...................................       --    222,075
  Exercised.................................   (20,475)      --
                                               -------   -------
Outstanding June 30, 1994...................   329,175   452,025
  Exercised.................................   (72,075)   (1,103)
  Canceled..................................       --     (2,837)
                                               -------   -------
Outstanding June 30, 1995...................   257,100   448,085
                                               =======   =======

Average price of options exercised
during the year ended:
  1993......................................   $  7.78   $ 10.13
  1994......................................   $  7.78       --
  1995......................................   $  8.44   $ 10.13

              SOUTHERN UNION COMPANY AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



At June 30, 1995 and 1994 and December 31, 1993, options under the 1982 Plan for 209,850, 222,075 and 204,750 shares were exercisable at prices ranging from $7.78 to $8.73. At June 30, 1995 and 1994 and December 31, 1993, options for 136,552, 40,320 and 40,320 shares ranging from $8.71 to $17.63 were exercisable under the 1992 Long-Term Plan. No shares were available for future option grants under the 1982 Plan at June 30, 1995 and 1994 and December 31, 1993. There were 364,299, 361,462 and
583,537 shares available for future option grants under the 1992 Long-Term Plan at June 30, 1995 and 1994 and December 31, 1993, respectively. The shares granted in the year ended June 30, 1994 were repriced on April 4, 1994 from an originally granted exercise price of $21.82 per share to a new exercise price of $17.63 per share.

On February 10, 1994, Southern Union granted to Fleischman and Walsh L.L.P., legal counsel to the Company, a warrant which was also repriced amended on April 4, 1994 and which expires on February 10, 2004, to purchase up to 39,375 shares of Common Stock at an exercise price of $17.63, as adjusted for the 5% stock dividend and three-for-two stock split.

                       Retained Earnings

Under the most restrictive provisions in effect, as a result of the sale of Senior Debt Securities, Southern Union will not declare or pay any cash or asset dividends on common stock (other than dividends and distributions payable solely in shares of its common stock or in rights to acquire its common stock) or acquire or retire any shares of Southern Union's common stock, unless no event of default exists and the Company meets certain financial ratio requirements. In addition, Southern Union's charter relating to the issuance of preferred stock limits the payment of cash or asset dividends on capital stock.

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

PREFERRED SECURITIES OF SUBSIDIARY TRUST

On May 17, 1995, Southern Union Financing I (the "Subsidiary Trust"), a consolidated wholly-owned subsidiary of Southern Union, issued $100,000,000 of 9.48% Trust Originated Preferred Securities (the "Preferred Securities"). In connection with the Subsidiary Trust's issuance of the Preferred Securities and the related purchase by Southern Union of all of the Subsidiary Trust's common securities (the "Common Securities"), Southern Union issued to the Subsidiary Trust $103,092,800 principal amount of its 9.48% Subordinated Deferrable Interest Notes, due 2025 (the "Subordinated Notes"). The sole assets of the Subsidiary Trust are and will be the Subordinated Notes. The interest and other payment dates on the Subordinated Notes correspond to the distribution and other payment dates on the Preferred Securities and the Common Securities. Under certain circumstances, the Subordinated Notes may be distributed to holders of the Preferred Securities and holders of the Common Securities in liquidation of the Subsidiary Trust. The Sub-ordinated Notes are redeemable at the option of the Company on or after May 17, 2000, at a redemption price of $25 per Subordinated Note plus accrued and unpaid interest. The Preferred Securities and the Common Securities will be redeemed on a pro rata basis to the same extent as the Sub-ordinated Notes are repaid, at $25 per Preferred Security and Common Security plus accumulated and unpaid distribu-tions. Southern Union's obligations under the Subordinated Notes and related agreements, taken together, constitute a full and unconditional guarantee by Southern Union of pay-ments due on the Preferred Securities. As of June 30, 1995, 4,000,000 shares of Preferred Securities were outstanding.


          SOUTHERN UNION COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



LONG-TERM DEBT

First mortgage bonds, debentures and other long-term debt outstanding, including current maturities, were as follows:

                                                   June 30,
                                           ----------------------
                                              1995        1994
                                           ----------  ----------
First mortgage bonds:
  11.5% due 2000 -- collateralized by
    certain utility plant in service.....   $  1,200    $  1,700
Other long-term debt:
  7.60% Senior notes due 2024............    460,000     475,000
  Other..................................      2,073       3,237
                                            --------    --------
Total long-term debt.....................   $463,273    $479,937
                                            ========    ========

The maturities of long-term debt for each of the next five years ended June 30 are: 1996 -- $770,000; 1997 -- $812,000; 1998 --
$824,000; 1999 -- $467,000;  2000 -- $400,000; and thereafter --
$460,000,000.

On June 29, 1995 $5,000,000 of Senior Debt Securities at $993 per $1,000 note were repurchased and on June 30, 1995 $10,000,000 at $995 per $1,000 note were repurchased with proceeds from the Pre-
ferred Securities.   Subsequent to year-end, an additional
$20,000,000 of Senior Debt Securities were repurchased at prices ranging from $963 to $985 per $1,000 note. No significant gains or losses were recognized on these transactions.

On January 31, 1994, Southern Union completed the sale of the Senior Debt Securities. The net proceeds from the sale of the Senior Debt Securities, together with the net proceeds from the Rights Offering and working capital from operations, were used to: (i) fund the Missouri Acquisition; (ii) repay approximately $59,300,000 of borrowings under the $100,000,000 revolving credit facility used to fund the Rio Grande Acquisition and repurchase all outstanding Preferred Stock; (iii) refinance, on January 31, 1994, $10,000,000 aggregate principal amount of 9.45% notes due January 31, 2004 and $25,000,000 aggregate principal amount of 10% notes due January 31, 2012 and the related premium of approximately $10,400,000 resulting from the early extinguishment of such notes; (iv) refinance, on March 2,1994, $50,000,000 aggregate principal amount of 10.5% Sinking Fund Debentures due May 15, 2017 and the related premiums of approximately $3,300,000 resulting from the early extinguishment of such debentures; and
(v) refinance, on May 16, 1994, $20,000,000 aggregate principal amount of 10-1/8% notes.

The Senior Debt Securities traded at approximately $995 and $993 (per $1,000 note) on June 30 and September 22, 1995, respec-tively, as quoted by a major brokerage firm. The carrying amount of long-term debt at June 30, 1995 and 1994 was $463,273,000 and $479,937,000, respectively. The fair value of long-term debt at June 30, 1995 and 1994 was $460,973,000 and $419,137,000,
respectively.

                          Notes Payable

The Company has availability under a $100,000,000 revolving credit facility with a three-year term (the "facility") under-written by Texas Commerce Bank, N.A. and syndicated to four addi-tional banks. Borrowings under the facility are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. On April 28, 1995, Southern Union entered into an amendment to the facility. The amended facility eliminates certain covenants, is uncol-lateralized and has no borrowing base limitations as long as the Company's Senior Debt Securities meet certain rating criteria. The Company may use up to $40,000,000 of this facility to finance future acquisitions. This facility contains covenants with respect to financial parameters and ratios, total debt limita-tions, restrictions as to dividend payments, stock reacquisi-tions, certain investments and additional liens. The facility expires on December 31, 1997 but may be extended annually for periods of one year beginning on September 30, 1994 with the con-sent of each of the banks. The revolving credit facility is sub-ject to a commitment fee based on the rating of the Company's Senior Debt Securities. As of June 30, 1995 the commitment fee was an annualized .1875% on

             SOUTHERN UNION COMPANY AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



the unused balance. The interest rate on borrowings on the revolving credit facility is calculated based on a formula using the LIBOR and prime interest rates. The average interest rate under the revolving credit facility was 6.5% and 5.1% for the year ended June 30, 1995 and 1994, respectively. No balance was outstanding under the facility as of June 30, 1995 and 1994.

EMPLOYEE BENEFITS

                     Defined Benefit Plan

The Company maintains two trusteed non-contributory defined bene-fit retirement plans which cover substantially all employees. Benefits are based on years of service and the employee's compen-sation during the last ten years of employment. Plan A covers those Company employees who are not employed by Missouri Gas Energy and Plan B covers those employees who are employed by Missouri Gas Energy. The Company funds the plans' cost in accordance with federal regulations, not to exceed the amounts deductible for income tax purposes. The plans' assets are invested in cash, bond and stock funds.

The components of net pension expense of Plan A for the years ended June 30, 1995 and 1994 and December 31, 1993 consisted of the following:

                                       1995      1994      1993
                                     --------  --------  --------

Service cost of benefits earned
  during the year..................  $ 1,220   $ 1,233   $ 1,067
Interest cost on projected
  benefit obligations..............    2,394     2,269     2,358
Actual return on plan assets.......   (2,768)       14    (1,099)
Net amortization and deferral......      949    (1,633)     (632)
                                     -------   -------   -------
Net pension expense................  $ 1,795   $ 1,883   $ 1,694
                                     =======   =======   =======

Plan B did not exist prior to January 31, 1994. The components of net pension expense of Plan B for the year ended June 30, 1995 and five-month period ended June 30, 1994 consisted of the following:

                                                     Five Months
                                     Year Ended         Ended
                                    June 30, 1995   June 30, 1994
                                    -------------   -------------

Service cost of benefits
  earned during the year...........   $  1,125         $   550
Interest cost on projected
  benefit obligations..............      7,289           2,957
Actual return on plan assets.......    (10,318)          3,303
Net amortization and deferral......      3,363          (6,464)
                                      --------         -------
Net pension expense................   $  1,459         $   346
                                      ========         =======

With respect to Plan A, the actuarial computations for the deter-mination of accumulated and projected benefit obligations, at June 30, 1995, using the projected unit credit actuarial cost method, assumed a discount rate of 7.5% and a weighted average annual salary increase of 5.62% over the average remaining ser-vice lives of employees. A discount rate of 8.25% and 7.5% and a weighted average annual salary increase of 5.8% were assumed as of June 30, 1994 and December 31, 1993, respectively. An expected long-term rate of return on plan assets of 8% was assumed in all periods presented. The discount rate assumption as of June 30, 1995 and 1994 and the salary increase assumption as of June 30, 1994 for Plan B were identical to Plan A. A weighted average annual salary increase of 5.8% was assumed for Plan B as of June 30, 1995.

As a result of decreasing the discount rate effective January 1, 1994, from 9% to 7.5%, the provisions of SFAS No. 87, Employers
                                                      ----------
Accounting for Pensions required the recognition in the balance
- -----------------------
sheet of an additional minimum liability representing the excess of accumulated benefits over plan assets. A corresponding amount was recognized

             SOUTHERN UNION COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



as an intangible asset to the extent of any unrecognized prior service cost and any remainder as a reduction of stockholders' equity. Accordingly, at December 31, 1993, the Company recorded a liability of $4,917,000, an intangible asset of $1,809,000 and a reduction in stockholders' equity of $2,051,000, net of an income tax benefit of $1,057,000. These amounts were subse-quently reversed during the last quarter of the fiscal year ended June 30, 1994 as a result of increasing the discount rate, effective July 1, 1994, from 7.5% to 8.25%.

The following is a reconciliation of the funded status of the pension plans and accrued retirement plan liabilities as of June 30, 1995 and 1994:

                                Plan A              Plan B
                          ------------------  ------------------
                          June 30,  June 30,  June 30,  June 30,
                            1995      1994      1995      1994
                          --------  --------  --------  --------
Actuarial present
  value of benefit
  obligations:
    Vested benefits.....  $ 25,893  $ 21,521  $ 87,542  $ 82,876
    Nonvested benefits..     1,107       983     2,138     1,262
                          --------  --------  --------  --------
Accumulated benefit
  obligations...........    27,000    22,504    89,680    84,138
Effect of future salary
  increases.............     7,731     5,262     5,203     6,235
                          --------  --------  --------  --------
Projected benefit
  obligation............    34,731    27,766    94,883    90,373
Plan assets at fair
  value.................   (26,624)  (23,364)  (92,884)  (90,285)
                          --------  --------  --------  --------
Projected benefit
  obligations in
  excess of plan
  assets................     8,107     4,402     1,999        88
Unrecognized net
  transition asset......       621       719       --        --
Unrecognized prior
  service cost..........    (1,796)   (1,733)      --        --
Unrecognized net gain
  (loss)................    (4,838)   (1,249)   (1,808)      258
                          --------  --------  --------  --------
Accrued retirement
  plan liabilities......  $  2,094  $  2,139  $    191  $    346
                          ========  ========  ========  ========

Prior service cost is being amortized on a straight-line basis over the average remaining expected future service of partici-pants present at the time of amendment.

During the six-month period ended June 30, 1994, the Company recorded an accrual and associated increase in the additional purchase cost assigned to utility plant of approximately $11,200,000 reflecting employee severance and other special early termination benefit costs associated with an early retirement program for employees of Missouri Gas Energy. As of June 30, 1995 the accrued balance was $9,905,000. Of an eligible 133 employees, 81 accepted the 1994 early retirement program. In addition, during 1993, the Company completed an early retirement program for certain of the Company's employees. Of an eligible 109 employees, 75 accepted the 1993 early retirement program which resulted in the Company recognizing expenses of approxi-mately $702,000 associated with special termination benefits.

The Company also maintains a supplemental non-contributory defined benefit retirement plan which covers certain employees whose annual earnings exceed $50,000. The purpose of the supple-mental plan is to provide part or all of those defined benefit plan benefits which are not payable to certain employees under the primary plan. The net pension cost of the supplemental plan for the years ended June 30, 1995 and 1994 and December 31, 1993 was not significant.

Pursuant to the terms of an Employee Agreement with the seller of Missouri Gas Energy, Southern Union employed certain employees of the seller involved in the operation of the Missouri business ("Continuing Employees") after the closing of the Missouri Acquisition. Under the terms of the Employee Agreement, the assets and liabilities under the seller's qualified defined bene-fit plans attributable to Continuing Employees and retired Missouri employees ("Retired Employees") were transferred to a separate qualified defined benefit plan of Southern Union that will provide benefits to Continuing Employees and Retired Employees substantially similar to those provided for under the seller's qualified defined benefit plans (referred to as Plan B above). Southern Union amended its qualified defined benefit plan to create a separate plan to cover the Continuing Employees and Retired Employees and provide Continuing


             SOUTHERN UNION COMPANY AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



Employees and Retired Employees with certain other benefits. In addition, pursuant to the MPSC Stipulation, the Company is required to contribute approximately $3,000,000 to the Company's employee's qualified defined benefits plan applicable to Missouri Gas Energy's employees and retirees earlier than what would be required under the Internal Revenue Code, Section 412, as deter-mined by the plan's actuaries. As of June 30, 1995 the Company has contributed approximately $1,600,000 of such amount.

                 Defined Contribution Plan

The Company provides a Savings Plan available to all employees. Under the provisions of the plan, the Company contributes $.50 for each $1.00 contributed by a participant up to 7% of the employees' salary. Company contributions are 100% vested after six years of continuous service. Company contributions to the plan during 1995, 1994 and 1993, were approximately $1,344,000, $859,000 and $374,000, respectively. The increase in contribu-tions in 1995 and 1994 is mainly attributable to the Missouri Acquisition whose employees were allowed to participate effective February 1, 1994.

          Postretirement Benefits Other than Pensions

The Company, excluding Missouri Gas Energy, adopted the provision of SFAS No. 106, Employers' Accounting for Postretirement Bene-
                 ----------------------------------------------
fits Other Than Pensions, effective as of January 1, 1993 which
- ------------------------
resulted in a transition obligation of approximately $9,328,000 which was subsequently reduced primarily as a result of certain plan amendments during 1993. The balance at June 30, 1995 and 1994 was $3,860,000 and $4,084,000, respectively. The Company, excluding Missouri Gas Energy, amortizes the remaining transition obligation over an allowed 20-year period. SFAS No. 106 requires an accrual of postretirement medical and other benefit liabilities on an actuarial basis during the years an employee provides services. The Company, excluding Missouri Gas Energy, records a regulatory asset for the difference between the postretirement cost currently included in rates and the SFAS No. 106 expense to the extent the Company, excluding Missouri Gas Energy, has filed, or intends to file, a rate application to include SFAS No. 106 expense in rates and it is probable that the regulator will allow such expense in future rates. The total postretirement costs deferred and recorded as a regulatory asset by the Company, excluding Missouri Gas Energy, at both June 30, 1995 and 1994 were approximately $18,000.

The seller of Missouri Gas Energy adopted the provisions of SFAS No. 106 as of January 1, 1993. To mitigate the impact of SFAS No. 106 expense, the seller filed an application with the MPSC, which was approved, for an order permitting the deferral of SFAS No. 106 expense and proposed inclusion in rates collected in the future of the actual SFAS No. 106 expense and an income stream generated from a COLI. To the extent SFAS No. 106 expense exceeds income from the COLI program, this excess would be deferred (as allowed by the FASB Emerging Issues Task Force Issue No. 92-12) and offset by income generated through the deferral period by the COLI program. Missouri Gas Energy has recorded a regulatory asset and related liability of approximately $41,200,000 and $38,300,000 representing the accumulated benefit obligation at June 30, 1995 and 1994, respectively. Addi-tionally, the State of Missouri recently passed legislation which provides for prospective recognition by the MPSC of postretire-ment medical and benefit costs on an accrual basis. Thus, to the extent that Missouri Gas Energy's COLI does not offset its SFAS 106 liability such expenses should be recoverable in future rates.

The significant features of the substantive plan include the payment for life of a portion of the medical benefit costs for individuals (and their dependents) who are: (i) employees or retirees of Missouri Gas Energy; (ii) non-Missouri Gas Energy retirees who retired prior to January 1, 1993; and (iii) non-Missouri Gas Energy employees (and their dependents) who elected to retire during the first quarter of 1993. For active non-Missouri Gas Energy employees hired prior to January 1, 1993, benefits are provided only to retirees and only until eligibility for Medicare (age 65). The cost-sharing provisions for medical care benefits include an escalation in the non-Missouri Gas Energy retirees' share of claims obligations that is expected to follow the trend of claims net of Medicare reimbursements. The non-Missouri Gas Energy employees substantive plan was amended during 1993 to substantially modify the cost-sharing provisions to decrease the employer's share of expected future claims and make certain other plan changes. The

              SOUTHERN UNION COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



substantive plan for Missouri Gas Energy employees and retirees provides payment of a portion of the medical benefit costs for individuals and their dependents. The cost sharing provisions include an escalation in the Missouri Gas Energy retirees share of claims that is expected to follow the trend of claims net of Medicare, subject to an overall limit on employer expenditures.

The funding policy for the non-Missouri Gas Energy plan is to pay claims as they arise from a tax-exempt trust through 1999. In addition, contributions are currently being made to a separate account within the pension plan to accumulate assets sufficient to fund claims arising after 1999. The funding policy for the Missouri Gas Energy plan is to pay claims as they arise through a tax exempt trust. Assets held in the tax-exempt trust include primarily short-term obligations. Assets held in the separate account within the retirement plan include cash, bond and stock funds. Non-benefit liabilities are limited to expenses asso-ciated with plan operation and administration.

The components of net postretirement benefit cost consisted of the following:

                                 Non-Missouri Gas Energy

                          ---------------------------------------
                          Year Ended June 30,       Year Ended
                          -------------------
                            1995       1994     December 31, 1993
                          --------   --------   -----------------

Service cost of
  benefits earned
  during the year.......   $  22      $   32          $   36
Interest cost on
  benefit obligations...     227         378             609
Actual return on plan
  assets................     (21)        (11)             (4)
Amortization of transi-
  tion obligation.......     224         224             349
                           -----      ------          ------
Net postretirement
  benefit cost..........     452         623             990
Regulatory deferrals....     --          --             (501)
                           -----      ------          ------
Net expense.............   $ 452      $  623          $  489
                           =====      ======          ======

                                       Missouri Gas Energy
                                 --------------------------------
                                  Year Ended    Five Months Ended
                                 June 30, 1995    June 30, 1994
                                 -------------  -----------------

Service cost of benefits
  earned during the period
  ended........................     $   281          $   127
Interest cost on benefit
  obligations..................       3,162            1,251
Net amortization and deferral..         --               892
                                    -------          -------
Net postretirement benefit
  cost.........................       3,443            2,270
Regulatory deferrals...........      (1,319)          (1,815)
                                    -------          -------
Net expense....................     $ 2,124          $   455
                                    =======          =======

The following is a reconciliation of the funded status of the Company's postretirement benefit plans and accrued postretirement liabilities as of June 30, 1995 and 1994.

                                                    June 30,
                                               ------------------
                                                 1995      1994
                                               --------  --------

Accumulated postretirement benefit
  obligation:
    Retirees................................   $37,211   $37,121
    Other fully eligible participants.......     1,249     1,243
    Other active participants...............     5,475     4,403
                                               -------   -------
Accumulated benefit obligation..............    43,935    42,767
Plan assets at fair value...................      (305)     (272)
                                               -------   -------
Accumulated benefit obligations in excess
  of plan assets............................    43,630    42,495
Unrecognized net transition obligation......    (3,860)   (4,084)
Unrecognized net gain.......................     3,833     3,807
                                               -------   -------
Accrued postretirement benefit cost.........   $43,603   $42,218
                                               =======   =======

             SOUTHERN UNION COMPANY AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



For purposes of computing the 1995 and 1994 net periodic cost, the assumed health care cost trend rate used to measure expected cost benefits covered by the plan was 10% per year for seven years, gradually decreasing thereafter to 7% in year 18 of the projection. For purposes of the June 30, 1995 benefit obliga-tions, the health care cost trend rate was 8% for the first year and 10% for year two through five, thereafter decreasing by .25%
per year, reaching 7% in year 18 of the projection.   For pur-
poses of the June 30, 1994 benefit obligations, the health care cost trend rate was 10% for the first seven years of the projec-tion, thereafter decreasing by .25% per year, reaching 7% in year 18 of the projection.

The weighted average assumed discount rate was 8.25% for purposes of the year ended June 30, 1995 net periodic cost. The weighted average assumed discount rate was 7.5% for purposes of the six-month period ended June 30, 1994 net periodic cost and the December 31, 1993 computation of the accumulated postretirement benefit obligation. The weighted average assumed discount rate was 7.5% and 8.25% for purposes of the 1996 and 1995 net periodic costs, respectively. The June 30, 1995 and 1994 weighted average assumed discount rate was 7.5% and 8.25%, respectively, for the accumulated postretirement benefit obligation. The weighted average expected long-term rate of return on plan assets was assumed to be 8% on an after tax basis. In addition, prior ser-vice cost is amortized on a straight-line basis over the average remaining years of service to full eligibility for benefits of the active plan participants.

A one percentage point increase in the assumed health care cost trend rates for each future year would increase the aggregate of the service and interest cost components of the net periodic postretirement health care benefit cost by approximately $276,000 and would increase the accumulated postretirement benefit obliga-tion for health care benefits by approximately $3,025,000.

                     Postemployment Benefits

The Company adopted the provisions of SFAS No. 112, Employers'
                                                    ----------
Accounting for Postemployment Benefits, as of January 1, 1994.
- --------------------------------------
This statement requires that the cost of benefits, such as dis-ability and health care continuation coverage provided to former or inactive employees after employment but before retirement, be accrued if attributable to an employee's previously rendered service. The Company had previously recognized such postemployment benefit costs when paid and was allowed recovery in rates as payments were incurred. Consequently, the Company has recorded a regulatory asset to the extent it intends to file rate applications to include such costs in rates and such recovery is probable. As of both June 30, 1995 and 1994, the adoption of SFAS No. 112 has resulted in the recognition of a regulatory asset and a related liability of approximately $1,100,000.

          SOUTHERN UNION COMPANY AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



TAXES ON INCOME

The components of taxes on income relating to continuing operations were as follows:

                                      Year Ended June 30, 1995
                                   ------------------------------
                                   Current    Deferred
                                     Tax        Tax        Total
                                   -------    --------    -------

Federal..........................  $ 4,694    $ 5,218     $ 9,912
State............................      371        691       1,062
                                   -------    -------     -------
                                   $ 5,065    $ 5,909     $10,974
                                   =======    =======     =======

                                      Year Ended June 30, 1994
                                   ------------------------------
                                   Current    Deferred
                                     Tax        Tax        Total
                                   -------    --------    -------

Federal..........................  $(3,592)   $ 8,389     $ 4,797
State............................     (166)       554         388
                                   -------    -------     -------
                                   $(3,758)   $ 8,943     $ 5,185
                                   =======    =======     =======

                                    Year Ended December 31, 1993
                                   ------------------------------
                                   Current    Deferred
                                     Tax        Tax        Total
                                   -------    --------    -------

Federal..........................  $ 2,417    $ 1,368     $ 3,785
State............................       70        --           70
                                   -------    -------     -------
                                   $ 2,487    $ 1,368     $ 3,855
                                   =======    =======     =======

Deferred credits and other liabilities also include $701,000 and $737,000 of unamortized deferred investment tax credit as of June 30, 1995 and 1994, respectively.

Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The source of these differences and the tax effect of each is as follows:

                                    June 30,         December 31,
                             ----------------------
                                1995        1994         1993
                             ----------  ----------  ------------

Deferred tax assets:
  Postretirement benefits..   $    791    $    464     $  1,513
  Note receivable..........        --          --           921
  Bad debt reserves........        713         450          --
  Estimated alternative
    minimum tax credit.....      2,044         --           --
  Insurance accruals.......        558       1,071          540
  Other....................        555         360          571
                              --------    --------     --------
  Total deferred tax
    assets.................      4,661       2,345        3,545
                              --------    --------     --------
Deferred tax liabilities:
  Property, plant and
    equipment..............    (31,234)    (23,175)     (21,004)
  Unamortized debt expense.     (6,333)     (6,505)      (1,372)
  Other....................     (2,263)     (1,889)        (559)
                              --------    --------     --------
  Total deferred tax
    liabilities............    (39,830)    (31,569)     (22,935)
                              --------    --------     --------
Net deferred tax liability.    (35,169)    (29,224)     (19,390)
Less current tax asset.....        887         488          219
                              --------    --------     --------
Accumulated deferred
  income taxes.............   $(36,056)   $(29,712)    $(19,609)
                              ========    ========     ========

            SOUTHERN UNION COMPANY AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



On August 10, 1993, the United States Congress passed and the President signed into law, the Omnibus Budget Reconciliation Act of 1993 (the "Act"). Among other provisions in the Act, effec-tive January 1, 1993, the corporate federal income tax rate was increased to 35% on corporate taxable income in excess of $10,000,000. Total income tax expense differed from the amount computed by applying the applicable federal income tax rate of 35% in 1995, 1994 and 1993 to earnings before taxes on income as follows:

                                            Year Ended
                                ---------------------------------
                                     June 30,        December 31,
                                ------------------
                                  1995      1994         1993
                                --------  --------   ------------

Computed "expected" tax
  expense.....................   $ 9,465   $ 4,747     $  4,056
Changes in taxes resulting
  from:
    State income taxes,
      net of federal income
      tax benefit.............       690       254           46
    Amortization of
      acquisition adjustment..       920       941        1,060
    Amortization of excess
      deferred income taxes...      (175)     (190)        (191)
    Adjustments to tax
      reserve.................       --       (615)      (1,095)
    Other.....................        74        48          (21)
                                 -------   -------     --------
Actual tax expense............   $10,974   $ 5,185     $  3,855
                                 =======   =======     ========

UTILITY REGULATION AND RATES

Pursuant to a 1989 MPSC order, Missouri Gas Energy is engaged in a major gas safety program in its service territories. This pro-gram includes replacement of company- and customer-owned gas ser-vice and yard lines, the movement and resetting of meters, the replacement of cast iron mains and the replacement and cathodic protection of bare steel mains (the "Missouri Safety Program"). In recognition of the significant capital expenditures associated with this safety program, the MPSC permits the deferral, and sub-sequent recovery through rates, of depreciation expense, property taxes and associated carrying costs, related to the Missouri Safety Program. Missouri Gas Energy was required to continue the Missouri Safety Program and has deferred depreciation expense, property taxes and carrying costs of approximately $4,154,000 and $600,000 for 1995 and 1994, respectively.

The continuation of the Missouri Safety Program will result in significant levels of future capital expenditures. The Company estimates incurring capital expenditures of approximately
$20,021,000 in fiscal 1996 related to this program.

Under the order of the FERC docket Nos. RP 94-296 and PR 95-3, Williams Natural Gas Company, a supplier of gas to Missouri Gas Energy, is allowed recovery of certain unrecovered deferred gas costs of approximately $27,700,000. These costs were related to gas deliveries prior to April 30, 1994. Missouri Gas Energy filed a mechanism to recover these costs under case GR 95-33 with the MPSC which was approved and allows recovery of these costs from its Missouri customers. The receivable and liability associated with these costs have been recorded as a deferred charge and a deferred liability, respectively, on the balance sheet as of June 30, 1995.

LEASES

The Company leases certain facilities, equipment and office space under cancelable and noncancelable operating leases. The minimum annual rentals under operating leases for the next five years ended June 30 are as follows: 1996 -- $6,147,000; 1997 --
$5,030,000; 1998 -- $3,499,000; 1999 -- $2,613,000; 2000 --
$2,051,000; and thereafter $10,215,000. Rental expense was approximately $7,268,000, $3,605,000 and $2,061,000 for the years ended June 30, 1995 and 1994 and December 31, 1993.


            SOUTHERN UNION COMPANY AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



COMMITMENTS AND CONTINGENCIES

Southern Union is aware of the possibility that it may become a defendant in an action brought by the United States Environmental Protection Agency ("EPA") under 42 U.S.C. Section 9607(a) for reimbursement of costs associated with removing hazardous sub-stances from the site of a former coal gasification plant (the "Pine Street Canal Site") in Burlington, Vermont. This knowledge arises out of the existence of a prior action, United States v.
                                               ----------------
Green Mountain Power Corp., et al, Civil No. 88-307 (D. Vt.), in
- ---------------------------------
which Southern Union became involved as a third-party defendant in January 1989. Green Mountain Power was an action under 42 U.S.C. Section 9607(a) by the federal government to recover clean-up costs associated with the "Maltex Pond", which is part of the Pine Street Canal Site. Two defendants in Green Mountain Power, Vermont Gas Systems and Green Mountain Power Corp., claimed that Southern Union is the corporate successor to People's Light and Power Corporation, an upstream corporate parent of Green Mountain Power Corp. during the years 1928-1931. Green Mountain Power was settled without admission or determina-tion of liability with respect to Southern Union by order dated December 26, 1990. The EPA has since conducted studies of the clean-up costs for the remainder of the Pine Street Canal Site, but the ultimate costs are unknown at this time. On November 30, 1992, Southern Union was named as a potentially responsible party in a special notice letter from the EPA. The Company has denied liability for any clean-up costs for various reasons, including the fact that it is not a successor to any entity that owned or operated the site in question. Should Southern Union be made party to any action seeking recovery of remaining clean-up costs, the Company intends to vigorously defend against such an action. The Company has made demands of the appropriate insurers that they assume the defense of and liability for any such claim that may be asserted. The Company does not believe the outcome of this matter will have a material adverse effect on its financial position, results of operations or cash flows.

Southern Union and Western Resources entered into an Environ-mental Liability Agreement (the "Environmental Liability Agree-ment") at the closing of the Missouri Acquisition. Subject to the accuracy of certain representations made by Western Resources in the Missouri Asset Purchase Agreement, the Environmental Liability Agreement provides for a tiered approach to the alloca-tion of certain liabilities under environmental laws that may exist or arise with respect to Missouri Gas Energy. The Environmental Liability Agreement contemplates Southern Union first seeking reimbursement from other potentially responsible parties, or recovery of such costs under insurance or through rates charged to customers. To the extent certain environmental liabilities are discovered by Southern Union prior to January 31, 1996, and are not so reimbursed or recovered, Southern Union will be responsible for the first $3,000,000, if any, of out-of-pocket costs and expenses incurred to respond to and remediate any such environmental claim. Thereafter, Western Resources would share one-half of the next $15,000,000 of any such costs and expenses, and Southern Union would be solely liable for any such costs and expenses in excess of $18,000,000. Missouri Gas Energy owns or is otherwise associated with a number of sites where manufactured gas plants were previously operated. These plants were commonly used to supply gas service in the late 19th and early 20th cen turies, in certain cases by corporate predecessors to Western Resources. By-products and residues from manufactured gas could be located at these sites and at some time in the future may require remediation by the EPA or delegated state regulatory authority. By virtue of notice under the Missouri Asset Purchase Agreement and its preliminary, non-invasive review, the Company became aware prior to closing of eleven such sites in the service territory of Missouri Gas Energy. Based on information reviewed thus far, it appears that neither Western Resources nor any predecessor in interest ever owned or operated at least three of those sites. Subsequent to the closing of the Missouri Acquisi-tion, as a result of an environmental audit, the Company has discovered the existence of possibly six additional sites in the service territory of Missouri Gas Energy. Southern Union has so informed Western Resources. The Company does not know if any of these additional sites were ever owned or operated by Western Resources or any of its predecessors in interest. Western Resources has informed the Company that it was notified in 1991 by the EPA that it was evaluating one of the sites (in St. Joseph, Missouri) for any potential threat to human health and the environment. Western Resources has also advised the Company, as of September 15, 1994, the EPA had not notified it that any further action may be required. Evaluation of the remainder of the sites by appropriate federal and state regulatory authorities may occur in the future. At the present time and based upon information available to management, the Company believes that the costs of any remediation efforts that may be required for

           SOUTHERN UNION COMPANY AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



these sites for which it may ultimately have responsibility will not exceed the aggregate amount subject to substantial sharing by Western Resources.

On June 1, 1994 Southern Union filed two lawsuits in the United States District Court for the Western District of Missouri, one against The Bishop Group, Ltd. and related entities ("The Bishop Group"), the other against both The Bishop Group and Western Resources. The primary subject of the lawsuits were certain gas transportation and supply agreements for the Missouri properties. Disputed purchase price items under the Missouri Asset Purchase Agreement (the "Purchase Agreement") were also made part of the litigation with Western Resources. The Bishop Group had responded with claims for damages and alleged a preliminary com-putation of damages in the range of $196,000,000 to $270,000,000 against Southern Union and Western. The litigation against The Bishop Group was dismissed February 24, 1995 as a result of a settlement between The Bishop Group and Southern Union with no material adverse affect on the Company's financial position, results of operations or cash flows. The issues involving disputed purchase price items in the litigation against Western Resources were resolved by court-ordered arbitration. Pursuant to the arbitrator's decision on April 17, 1995, Southern Union made an additional payment of $3,300,000 plus interest in final payment of the purchase price. The only remaining issues in the litigation are the Company's claims for damages against Western Resources for fraudulent misrepresentation, breach of contract, breach of covenant and other grounds. Southern Union is seeking damages in excess of $50,000,000. Trial by jury is currently scheduled for November 1995.

Southern Union and its subsidiaries are parties to other legal proceedings that its management considers to be the normal kinds of actions to which an enterprise of its size and nature might be subject, and not to be material to the Company's overall business or financial condition, results of operations or cash flows.

In the Missouri Acquisition, the Company assumed the Missouri portion of certain obligations related to a 1990 settlement of a Wyoming Tight Sands anti-trust claim. To secure the refund of the settlement proceeds, the MPSC authorized the establishment of an independently administered trust to collect cash receipts under the Tight Sands settlement and repay credit-facility bor-rowings used for the lump sum payment. In the event the trust does not receive cash payments from the gas suppliers as provided by the Tight Sands settlement agreements, the Company is com-mitted to pay its applicable portion of the amount owed the lender of the credit-facility borrowings. The Company's allo-cable unpaid portion of the amount the trust owes the lender at June 30, 1995 was approximately $8,204,000.

The Company is committed under various agreements to purchase certain quantities of gas in the future. At June 30, 1995, the Company has purchase commitments for nominal quantities of gas at fixed prices. These fixed price commitments have an annual value of approximately $2,500,000 for Southern Union Gas. Missouri Gas Energy currently does not have any fixed price commitment con-tracts for the 1995/1996 winter heating season. At June 30, 1995, the Company also has purchase commitments for certain quantities of gas at variable, market-based prices. These market-based priced commitments have an annual value of approxi-mately $37,000,000 for Southern Union Gas and $66,000,000 for Missouri Gas Energy. The Company's purchase commitments may extend over a period of several years depending upon when the required quantity is purchased. The Company has in place pur-chase gas tariffs on file in all jurisdictions that provide for full recovery of its purchase costs.

The Company had standby letters of credit outstanding of $2,947,000 and $4,947,000 at June 30, 1995 and 1994, respec-
tively, which guarantee payment of various insurance premiums, state taxes and gas purchases.


             SOUTHERN UNION COMPANY AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



TRANSITION PERIOD INFORMATION

The Company's Statement of Consolidated Operations for the six-month periods ended June 30, 1994 and 1993 appear below.

              STATEMENT OF CONSOLIDATED OPERATIONS

                                       Six Months Ended June 30,
                                       -------------------------
                                          1994(a)        1993

                                       -------------  ----------
                                                      (unaudited)
                                        (thousands of dollars,
                                         except shares and per
                                            share amounts)

Operating revenues...................    $ 268,964     $ 104,236
Gas purchase costs...................      154,274        53,530
                                         ---------     ---------
  Operating margin...................      114,690        50,706
                                         ---------     ---------

Operating expenses:
  Operating, maintenance and general.       53,383        23,793
  Taxes, other than on income........       22,811         7,405
  Depreciation and amortization......       14,284         6,782
                                         ---------      --------
    Total operating expenses.........       90,478        37,980
                                         ---------      --------
    Net operating revenues...........       24,212        12,726
                                         ---------      --------

Other income (expenses):
  Interest on long-term debt.........      (17,836)       (5,803)
  Other, net.........................        1,774          (748)
                                         ---------      --------
    Total other expenses, net........      (16,062)       (6,551)
                                         ---------      --------
Income before income taxes...........        8,150         6,175

Federal and state income taxes.......        3,259         1,929
                                         ---------      --------

Earnings before preferred dividends..        4,891         4,246
Preferred dividends..................          --           (843)
                                         ---------      --------
Net earnings available for common
  stock..............................    $   4,891      $  3,403
                                         =========      ========

Earnings (loss) per common share.....    $     .43      $    .41
                                         =========      ========

Weighted average shares
  outstanding........................   11,438,396     8,253,052
                                        ==========     =========

- --------------------------

(a) Missouri Gas Energy was acquired on January 31, 1994 and Rio Grande was acquired on September 30, 1993. Accordingly, the operating results of Missouri Gas Energy and Rio Grande were included in the Company's consolidated results of operations subsequent to the dates of acquisition.


              SOUTHERN UNION COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



The Company's Condensed Statements of Consolidated Cash Flows for the six-month periods ended June 30, 1994 and 1993 appear below.

           CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS

                                      Six Months Ended June 30,
                                      -------------------------
                                         1994(a)        1993
                                      -------------  ----------
                                                     (unaudited)
                                        (thousands of dollars)

Net cash flows from operating
  activities.......................     $ 101,177     $ 17,090
                                        ---------     --------

Cash flows from investing
  activities:
    Additions to property, plant
      and equipment................       (28,133)      (6,424)
    Acquisition of operations,
      net of cash received.........      (405,292)        (274)
    Purchase of and improvements
      to real estate...............           --          (906)
    Proceeds from sale of
      discontinued operation.......           --        16,273
    Other, net.....................         6,215       (1,261)
                                        ---------     --------
      Net cash flows (used in)
        provided by investing
        activities.................      (427,210)       7,408
                                        ---------     --------

Cash flows from financing
  activities:
    Repayment of debt..............      (106,846)        (478)
    Issuance of debt...............       475,000       14,489
    Premiums on early extinguish-
      ment of debt.................       (13,715)         --
    Debt issuance costs............        (5,439)         --
    Net payments under revolving
      credit facility..............       (20,100)         --
    Exercise of common stock
     options.......................            96          167
    Redemption of preferred stock..           --       (25,370)
    Payment of dividends on
      preferred stock..............           --          (843)
    Other, net.....................           --          (374)
                                        ---------     --------
      Net cash flows from (used
        in) financing activities...       328,996      (12,409)
                                        ---------     --------
Increase in cash and cash
  equivalents......................         2,963       12,089
Cash and cash equivalents at
  beginning of period..............         2,918           89
                                        ---------     --------
Cash and cash equivalents at end
  of period........................     $   5,881     $ 12,178
                                        =========     ========


- --------------------------

(a) Missouri Gas Energy was acquired on January 31, 1994 and Rio Grande was acquired on September 30, 1993. Accordingly, the operating results of Missouri Gas Energy and Rio Grande were included in the Company's consolidated results of operations subsequent to the dates of acquisition.


           SOUTHERN UNION COMPANY AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



QUARTERLY OPERATIONS (UNAUDITED)

 Year Ended                Quarter Ended
               -----------------------------------------
June 30, 1995  September 30 December 31 March 31 June 30  Total
- -------------  ------------ ----------- -------- ------- --------

Total
 operating
 revenues....   $69,114      $145,497   $181,370 $84,065 $480,046
Operating
 margin......    40,289        67,863     81,621  48,434  238,207
Net operating
 revenues....      (956)       19,460     34,562   9,050   62,116
Net earnings
 (loss)
 available
 for common
 stock.......    (6,168)        6,558     16,153    (474)  16,069
Net earnings
 (loss) per
 common
 share.......      (.54)          .57       1.41    (.04)    1.40


 Year Ended                Quarter Ended
            --------------------------------------------
 June 30,
 1994(1)    September 30 December 31 March 31(2) June 30  Total
- ----------  ------------ ----------- ----------- ------- --------

Total
 operating
 revenues...   $31,087     $ 74,465   $175,454   $93,510 $374,516
Operating
 margin.....    16,751       31,947     67,695    46,996  163,389
Net operating
 revenues...      (625)       8,445     23,477       736   32,033
Net earnings
 (loss)
 available
 for common
 stock......    (1,254)       4,742      9,954    (5,064)   8,378
Net earnings
 (loss) per
 common
 share.......     (.15)         .57        .87      (.44)     .85


 Year Ended                Quarter Ended
               -----------------------------------------
December 31,
   1993        March 31 June 30 September 30 December 31  Total
- ------------   -------- ------- ------------ ----------- --------

Total
 operating
 revenues....   $67,026 $36,427  $  31,087    $  74,465  $209,005
Operating
 margin......    31,095  18,828     16,751       31,947    98,621
Net operating
 revenues....    11,252     692       (625)       8,445    19,764
Earnings
 (loss)
 before
 preferred
 dividends...     5,169    (924)    (1,254)       4,742     7,733
Net earnings
 (loss)
 available
 for common
 stock.......     4,575  (1,173)    (1,254)       4,742     6,890
Net earnings
 (loss) per
 common
 share.......       .55    (.14)      (.15)         .57       .83

- ---------------------------

(1) On May 25, 1994, the Company's Board of Directors approved a change in the Company's fiscal year-end from December 31 to June 30. See Change in Fiscal Year.

(2)   Missouri Gas Energy was purchased effective January 31,
      1994.  See Acquisitions and Divestitures.



                         SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Southern Union has duly caused this report to be signed by the undersigned, thereunto duly authorized, on September 20, 1995.


                                 SOUTHERN UNION COMPANY


                                 By     PETER H. KELLEY
                                    ------------------------
                                        Peter H. Kelley
                                        President and Chief
                                        Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Southern Union and in the capacities indicated as of September 20, 1995.

     Signature/Name                     Title
     --------------                     -----

GEORGE L. LINDEMANN*      Chairman of the Board, Chief Executive
                            Officer and Director

JOHN E. BRENNAN*          Director

FRANK W. DENIUS*          Director

AARON I. FLEISCHMAN*      Director

KURT A. GITTER, M.D.*     Director

PETER H. KELLEY           Director
- ---------------
Peter H. Kelley

ADAM M. LINDEMANN*        Director

ROGER J. PEARSON*         Director

GEORGE ROUNTREE, III*     Director

DAN K. WASSONG*           Director

RONALD J. ENDRES          Senior Vice President - Administration
- ----------------
    Ronald J. Endres          and Chief Financial Officer

DAVID J. KVAPIL           Vice President and Controller
- ---------------
    David J. Kvapil           (Principal Accounting Officer)



*By  PETER H. KELLEY
    ------------------
     Peter H. Kelley
     Attorney-in-fact

                       EXHIBIT INDEX


Exhibit                                                     Filed
  No.                     Description                      Herein
- ------- -------------------------------------------------- ------

 3(a)   Restated Certificate of Incorporation of Southern
        Union Company.  (Filed as Exhibit 3(a) to Southern
        Union's Transition Report on Form 10-K for the year ended June 30, 1994 and incorporated herein by reference.)

 3(b) Southern Union Company Bylaws, as amended. (Filed as Exhibit 3(b) to Southern Union's Transition
        Report on Form 10-K for the year ended June 30, 1994 and incorporated herein by reference.)

 4(a)   Specimen Common Stock Certificate.  (Filed as
        Exhibit 4(a) to Southern Union's Annual Report on
        Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.)

 4(b) Indenture between Chase Manhattan Bank, N.A., as trustee, and Southern Union Company dated
        January 31, 1994.  (Filed as Exhibit 4.1 to
        Southern Union's Current Report on Form 8-K dated
        February 15, 1994 and incorporated herein by reference.)

 4(c) Officers' Certificate dated January 31, 1994 setting forth the terms of the 7.60% Senior Debt
        Securities due 2024.  (Filed as Exhibit 4.2 to
        Southern Union's Current Report on Form 8-K dated
        February 15, 1994 and incorporated herein by reference.)
 4(d)   Certificate of Trust of Southern Union Financing I.
        (Filed as Exhibit 4-A to Southern Union's Regis-tration Statement on Form S-3 (No. 33-58297) and incorporated herein by reference.)

 4(e)   Certificate of Trust of Southern Union Financing II.
        (Filed as Exhibit 4-B to Southern Union's Regis-tration Statement on Form S-3 (No. 33-58297) and incorporated herein by reference.)

 4(f)   Certificate of Trust of Southern Union Financing
        III.  (Filed as Exhibit 4-C to Southern Union's
        Registration Statement on Form S-3 (No. 33-58297) and incorporated herein by reference.)

 4(g) Form of Amended and Restated Declaration of Trust of Southern Union Financing I. (Filed as Exhibit
        4-D to Southern Union's Registration Statement on
        Form S-3 (No. 33-58297) and incorporated herein by reference.)

 4(h) Form of Subordinated Debt Securities Indenture among Southern Union Company and The Chase
        Manhattan Bank, N. A., as Trustee.  (Filed as
        Exhibit 4-G to Southern Union's Registration State-ment on Form S-3 (No. 33-58297) and incorporated herein by reference.)

 4(i) Form of Supplemental Indenture to Subordinated Debt Securities Indenture with respect to the Subor-dinated Debt Securities issued in connection with the Southern Union Financing I Preferred Securities. (Filed as Exhibit 4-H to Southern Union's Regis-tration Statement on Form S-3 (No. 33-58297) and incorporated herein by reference.)

 4(j)   Form of Southern Union Financing I Preferred
        Security (included in 4(g) above.)  (Filed as
        Exhibit 4-I to Southern Union's Registration State-ment on Form S-3 (No. 33-58297) and incorporated herein by reference.)

 4(k) Form of Subordinated Debt Security (included in 4(i) above.) (Filed as Exhibit 4-J to Southern Union's
        Registration Statement on Form S-3 (No. 33-58297) and incorporated herein by reference.)

 4(l) Form of Guarantee with respect to Southern Union Financing I Preferred Securities. (Filed as Exhibit 4-K to Southern Union's Registration Statement on Form S-3 (No. 33-58297) and incorporated herein by reference.)

 4(m) The Company is a party to other debt instruments, none of which authorizes the issuance of debt securities in an amount which exceeds 10% of the total assets of the Company. The Company hereby agrees to furnish a copy of any of these instru-ments to the Commission upon request.

10(a) Revolving Credit Agreement, Revolving Note and Loan Documents between Southern Union Company and the Banks named therein dated September 30, 1993. (Filed as Exhibit 99.2 to Southern Union's Current Report on Form 8-K dated October 13, 1993 and incorporated herein by reference.)

10(b)   First Amendment to Revolving Credit Agreement,
        Revolving Notes and Loan Documents dated as of November 15, 1993. (Filed as Exhibit 10.1 to
        Southern Union's Registration Statement on Form S-3
        (No. 33-70604) and incorporated herein by reference.)

10(c)   Second Amendment to Revolving Credit Agreement dated
        August 31, 1994.  (Filed as Exhibit 10(c) to Southern
        Union's Transition Report on Form 10-K for the year ended June 30, 1994 and incorporated herein by reference.)

10(d)   Third Amendment to Revolving Credit Agreement dated
        April 28, 1995.  (Filed as Exhibit 10.1 to Southern
        Union's Quarterly Report on Form 10-Q for the quar-ter ended March 31, 1995 and incorporated herein by reference.)

10(e)   Asset Purchase Agreement between Southern Union
        Company and Western Resources, Inc. dated July 9,
        1993.  (Filed as Exhibit 10.1 to the Company's
        Current Report on Form 8-K dated July 12, 1993 and incorporated herein by reference.)

10(f)   Southern Union Company 1982 Incentive Stock Option
        Plan and form of related Stock Option Agreement.
        (Filed as Exhibits 4.1 and 4.2 to Form S-8, File
        No. 2-79612 and incorporated herein by reference.)
        (1)

10(g)   Form of Indemnification Agreement between Southern
        Union Company and each of the Directors of Southern
        Union Company.  (Filed as Exhibit 10(i) to Southern
        Union's Annual Report on Form 10-K for the year ended December 31, 1986 and incorporated herein by reference.)

10(h) Southern Union Company 1992 Long-Term Stock Incen-tive Plan. (Filed as Exhibit 10(i) to Southern
        Union's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.)(1)

10(i) Southern Union Company Director's Deferred Compen-sation Plan. (Filed as Exhibit 10(g) to Southern
        Union's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.)(1)

10(j) Southern Union Company Supplemental Deferred Compen-sation Plan. (Filed as Exhibit 10(h) to Southern Union's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.)(1)

10(k) Form of warrant granted to Fleischman and Walsh L.L.P. (Filed as Exhibit 10(j) to Southern Union's Transition Report on Form 10-K for the year ended June 30, 1994 and incorporated herein by reference.)

10(l)   Renewal Promissory Note Agreement between
        Peter H. Kelley and Southern Union Company dated
        May 31, 1995.

 11     Computation of Per Share Earnings.

 21     Subsidiaries of Southern Union Company.

 23     Consent of Independent Accountants.

 24     Power of Attorney with Respect to Certain Signatures.

 27     Financial Data Schedule.



- ---------------------

(1)    Indicates a Management Compensation Plan.