Form 10-Q
period 1995-09-30
SOUTHERN UNION CO
filed 1995-11-06
CIK 203248

=================================================================

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D. C.  20549
                  ------------------------

                          FORM 10-Q

                For the quarterly period ended
                ------------------------------

                      September 30, 1995



                  Commission File No. 1-6407
                  ---------------------------

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

Securities Registered Pursuant to Section 12(b) of the Act:

        Title of each class              Name of each exchange in
                                              which registered
        -------------------              ------------------------

Common Stock, par value $1 per share     New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing re-
quirements for the past 90 days.  Yes  X   No
                                      ---     ---

The number of shares of the registrant's Common Stock outstanding on November 2, 1995 was 11,532,796.


=================================================================

             SOUTHERN UNION COMPANY AND SUBSIDIARIES
                          FORM 10-Q
                      September 30, 1995
                            Index




PART I.  FINANCIAL INFORMATION                            Page(s)
                                                          -------

Item 1.  Financial Statements

         Statements of consolidated operations
            - three and twelve months ended
            September 30, 1995 and 1994

         Consolidated balance sheet - September 30,
            1995 and 1994 and June 30, 1995

         Statement of common stockholders' equity - three months ended September 30, 1995 and twelve months ended June 30, 1995

         Statements of consolidated cash flows -
            three and twelve months ended
            September 30, 1995 and 1994

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

         (See "CONTINGENCIES" under Notes to
            Consolidated Financial Statements)

Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibit 11 -- Computation of primary
                and fully diluted earnings per share

           (b)  Exhibit 27 -- Financial Data Schedule

           (c)  Reports on Form 8-K -- None


          SOUTHERN UNION COMPANY AND SUBSIDIARIES

            STATEMENT OF CONSOLIDATED OPERATIONS



                                 Three Months Ended September 30,
                                 --------------------------------
                                     1995                1994
                                 ------------        ------------
                                  (thousands of dollars, except
                                  shares and per share amounts)

Operating revenues............    $  69,950           $  69,114
Gas purchase costs............       27,829              28,825
                                  ---------           ---------
  Operating margin............       42,121              40,289
                                  ---------           ---------

Operating expenses:
  Operating, maintenance and
    general...................       26,227              26,419
  Taxes, other than on income.        6,284               6,554
  Depreciation and amortiza-
    tion......................        8,540               7,956
                                  ---------           ---------
    Total operating expenses..       41,051              40,929
                                  ---------           ---------

    Net operating revenues
     (loss)...................        1,070                (640)
                                  ---------           ---------

Other income (expenses):
  Interest on long-term debt..       (8,825)             (9,368)
  Other interest..............         (313)               (535)
  Dividends on preferred
    securities of subsidiary
    trust.....................       (2,370)                --
  Other, net..................        1,932               1,219
                                  ---------           ---------
    Total other expenses, net.       (9,576)             (8,684)
                                  ---------           ---------

    Loss before income taxes..       (8,506)             (9,324)

Federal and state income
  taxes (benefit).............       (2,908)             (3,156)
                                  ---------           ---------

Net loss attributable to
  common stock................    $  (5,598)          $  (6,168)
                                  =========           =========

Net loss per common share.....    $    (.49)          $    (.54)
                                  =========           =========

Weighted average shares
  outstanding.................   11,518,622          11,449,193
                                 ==========          ==========


 See accompanying notes to the consolidated financial statements.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

             STATEMENT OF CONSOLIDATED OPERATIONS



                                Twelve Months Ended September 30,
                                ---------------------------------
                                    1995                 1994
                                ------------         ------------
                                  (thousands of dollars, except
                                  shares and per share amounts)

Operating revenues............   $ 480,882            $ 411,213
Gas purchase costs............     240,843              225,614
                                 ---------            ---------
  Operating margin............     240,039              185,599
                                 ---------            ---------

Operating expenses:
    Operating, maintenance and
  general.....................     103,317               93,989
  Taxes, other than on income.      39,073               33,740
  Depreciation and amortiza-
    tion......................      32,669               26,208
                                 ---------            ---------
    Total operating expenses..     175,059              153,937
                                 ---------            ---------

    Net operating revenues....      64,980               31,662
                                 ---------            ---------

Other income (expenses):
  Interest on long-term debt..     (36,905)             (30,048)
  Other interest..............      (2,214)              (1,895)
  Dividends on preferred
    securities of subsidiary
    trust.....................      (3,529)                 --
  Other, net..................       5,529                6,428
                                 ---------            ---------
    Total other expenses, net.     (37,119)             (25,515)
                                 ---------            ---------

    Earnings before income
      taxes...................      27,861                6,147

Federal and state income
  taxes.......................      11,222                2,683
                                 ---------            ---------

Net earnings available for
  common stock................   $  16,639            $   3,464
                                 =========            =========

Net earnings per common share.   $    1.45            $     .32
                                 =========            =========

Weighted average shares
  outstanding.................  11,496,091           10,667,038
                                ==========           ==========


 See accompanying notes to the consolidated financial statements.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEET

                          ASSETS



                                     September 30,      June 30,
                                 ---------------------
                                    1995       1994       1995
                                 ---------- ---------- ----------
                                      (thousands of dollars)

Property, plant and equipment:
  Plant in service.............  $ 894,468  $ 827,027  $ 882,769
  Construction work in
    progress...................     14,701     23,571     14,670
                                 ---------  ---------  ---------
                                   909,169    850,598    897,439
  Less accumulated deprecia-
    tion and amortization......   (308,875)  (286,062)  (303,327)
                                 ---------  ---------  ---------
                                   600,294    564,536    594,112
  Additional purchase cost
    assigned to utility
    plant, net.................    153,436    166,066    154,534
                                 ---------  ---------  ---------

  Net property, plant and
    equipment..................    753,730    730,602    748,646
                                 ---------  ---------  ---------


Current assets:
  Cash and cash equivalents....        --       1,926     39,015
  Short-term investments.......        --         --      19,582
  Accounts receivable, billed
    and unbilled...............     34,036     35,149     35,465
  Inventories, principally
    stored gas.................     33,064     40,885     23,561
  Deferred gas purchase costs
    due from customers.........     22,664        --       7,641
  Prepayments and other........      2,513      3,126      1,349
                                 ---------  ---------  ---------

    Total current assets.......     92,277     81,086    126,613
                                 ---------  ---------  ---------

Deferred charges...............    112,944     75,571    114,167
Real estate....................     10,398     12,188     10,742
Other..........................      2,045      1,800      2,334
                                 ---------  ---------  ---------

  Total........................  $ 971,394  $ 901,247 $1,002,502


 See accompanying notes to the consolidated financial statements.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEET (Continued)
               STOCKHOLDERS' EQUITY AND LIABILITIES



                                     September 30,      June 30,
                                 ---------------------
                                    1995       1994       1995
                                 ---------- ---------- ----------
                                      (thousands of dollars)


Common stockholders' equity:
  Common stock, $1 par value;
    authorized 50,000,000
    shares; issued 11,570,247
    shares.....................  $  11,570  $  11,502  $  11,570
  Premium on capital stock.....    198,819    198,303    198,819
  Less treasury stock, at cost.       (794)      (794)      (794)
  Retained earnings (deficit)..     10,471     (6,168)    16,069
                                 ---------  ---------  ---------

  Total common stockholders'
    equity.....................    220,066    202,843    225,664

Company-obligated mandatorily
  redeemable preferred
  securities of subsidiary
  trust holding solely
  $103,093,000 principal
  amount of 9.48% subordinated
  notes of Southern Union
  due 2025.....................    100,000        --     100,000

Long-term debt.................    442,320    478,922    462,503
                                 ---------  ---------  ---------

  Total capitalization.........    762,386    681,765    788,167

Current liabilities:
  Long-term debt due within
    one year...................        780        922        770
  Notes payable................        --      41,400        --
  Accounts payable.............     28,432     36,334     28,784
  Federal, state and local
    taxes......................      6,088      4,781      6,310
  Accrued interest.............      6,303      6,432     15,194
  Accrued dividends on
    preferred securities of
    subsidiary trust...........      2,370        --         --
  Customer deposits............     14,487     13,311     14,166
  Deferred gas purchase costs
    due to customers...........        --       2,330        --
  Other........................     15,864     14,847     13,621
                                 ---------  ---------  ---------

    Total current liabilities..     74,324    120,357     78,845
                                 ---------  ---------  ---------


Deferred credits and other
  liabilities..................     98,329     69,445     99,434
Accumulated deferred income
  taxes........................     36,355     29,680     36,056
Commitments and contingencies..        --         --         --
                                 ---------  ---------  ---------

  Total........................  $ 971,394  $ 901,247 $1,002,502
                                 =========  ========= ==========

 See accompanying notes to the consolidated financial statements.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

            STATEMENT OF COMMON STOCKHOLDERS' EQUITY


                    Common   Premium
                    Stock,     on    Treasury Retained
                    $1 Par   Capital  Stock,  Earnings
                     Value    Stock   at Cost (Deficit)   Total
                    ------- -------- -------- --------- ---------
                              (thousands of dollars)

Balance July 1,
  1994............. $11,497 $198,272  $(794)  $   --    $208,975

    Net earnings...     --       --     --     16,069     16,069

    Exercise of
      stock
      options......      73      547    --        --         620
                    ------- --------  -----   -------   --------
Balance June 30,
  1995.............  11,570  198,819   (794)   16,069    225,664

Net earnings
  (loss)...........     --       --     --     (5,598)    (5,598)
                    ------- --------  -----   -------   --------

Balance
  September 30,
  1995............. $11,570 $198,819  $(794)  $10,471   $220,066
                    ======= ========  =====   =======   ========


 See accompanying notes to the consolidated financial statements.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

              STATEMENT OF CONSOLIDATED CASH FLOWS



                                 Three Months Ended September 30,
                                 --------------------------------
                                     1995                1994
                                 ------------        ------------
                                       (thousands of dollars)

Net cash flow used in
  operating activities.........   $ (26,311)          $ (28,344)
                                  ---------           ---------

Cash flow from (used in)
  investing activities:
    Additions to property,
      plant and equipment......     (14,060)            (14,289)
    Acquisition of operations,
      net of cash received.....         --               (1,072)
    Decrease in short-term
      investments, net.........      19,582                 --
    Other, net.................       1,279              (1,474)
                                  ---------           ---------

      Net cash flows from
       (used in) investing
       activities..............       6,801             (16,835)
                                  ---------           ---------

Cash flow from (used in)
  financing activities:
    Net borrowings under
      revolving credit
      facility.................         --               41,400
    Repayment of debt..........     (19,649)               (212)
    Other, net.................         144                  36
                                  ---------           ---------

      Net cash flows from
        (used in) financing
        activities.............     (19,505)             41,224
                                  ---------           ---------

Decrease in cash and cash
  equivalents..................     (39,015)             (3,955)
Cash and cash equivalents at
  beginning of period..........      39,015               5,881
                                  ---------           ---------

Cash and cash equivalents at
  end of period................   $     --            $   1,926
                                  =========           =========


Supplemental disclosures of
  cash flow information:
    Cash paid during the
      period for:
        Interest...............   $  17,557           $  18,498
                                  =========           =========
        Income taxes
          (refunded)............  $  (5,357)          $       4
                                  =========           =========


 See accompanying notes to the consolidated financial statements.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

              STATEMENT OF CONSOLIDATED CASH FLOWS



                                Twelve Months Ended September 30,
                                ---------------------------------
                                    1995                 1994
                                ------------         ------------
                                     (thousands of dollars)

Net cash flow from
  operating activities........   $  43,675            $  75,246
                                 ---------            ---------

Cash flow from (used in)
  investing activities:
    Additions to property,
      plant and equipment.....     (67,213)             (49,917)
    Acquisition of opera-
      tions, net of cash
      received................         --              (408,930)
    Collection of note
      receivable..............         --                 6,000
    Other, net................       1,733                1,678
                                 ---------            ---------

      Net cash flows used in
        investing activities..     (65,480)            (451,169)
                                 ---------            ---------

Cash flow from (used in)
  financing activities:
    Net payments under
      revolving credit
      facility................     (41,400)             (29,000)
    Repayment of debt.........     (35,649)            (107,741)
    Issuance of debt..........         --               475,000
    Premium on early
      extinguishment of debt..         --               (13,715)
    Debt issuance costs.......         --                (5,439)
    Proceeds from rights
      offering, net...........         --                49,351
    Proceeds from issuance of
      preferred securities of
      subsidiary trust........     100,000                  --
    Issuance cost of pre-
      ferred securities of
      subsidiary trust........      (3,799)                 --
    Other, net................         727                 (326)
                                 ---------            ---------

      Net cash flows from
        financing activities..      19,879              368,130
                                 ---------            ---------

Decrease in cash and cash
  equivalents.................      (1,926)              (7,793)
Cash and cash equivalents at
  beginning of period.........       1,926                9,719
                                 ---------            ---------

Cash and cash equivalents at
  end of period...............   $     --             $   1,926
                                 =========            =========

Supplemental disclosures of
  cash flow information:
    Cash paid during the
      period for:
        Interest..............   $  38,046            $  27,647
                                 =========            =========
        Income taxes
          (refunded)..........   $  (2,828)           $   2,798
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

As described below, the Company acquired Missouri Gas Energy on January 31, 1994. Accordingly, the earnings from operations of Missouri Gas Energy are consolidated with the Company subsequent to that date. The timing of the acquisition of Missouri Gas Energy substantially impacts the comparability of the twelve-month periods ended September 30, 1995 and 1994.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in Southern Union Company's ("Southern Union" or the "Company") Annual Report on Form 10-K for the fiscal year ended June 30, 1995. Certain prior period amounts have been reclassified to conform with the current period presentation.

ACQUISITION AND DIVESTITURE

On January 31, 1994, the Company consummated the acquisition of Missouri Gas Energy (the "Missouri Acquisition") from Western Resources, Inc. ("Western Resources" or the "seller" of the Missouri properties) for $400,300,000 in cash, based on account balances as of December 31, 1993. The final purchase price, which was determined through post-closing adjustments and subse-quent arbitration, was approximately $401,600,000. See "Contingencies." The Missouri Acquisition was financed through the sale of $475,000,000 of 7.60% Senior Notes due 2024 (the "Senior Debt Securities") completed on January 31, 1994 and net proceeds from a $50,000,000 common stock subscription rights offering (the "Rights Offering") completed on December 31, 1993. See "Capitalization." The assets of Missouri Gas Energy were included in the Company's consolidated balance sheet at January 31, 1994 and earnings from the operations of Missouri Gas Energy have been included in the statement of consolidated opera-tions since February 1, 1994. Missouri Gas Energy serves approximately 478,000 customers in central and western Missouri, including Kansas City, St. Joseph, Joplin and Monett. The acquisition was accounted for using the purchase method. The additional purchase cost assigned to utility plant of approxi-mately $68,000,000 reflects the excess of the purchase price over the historical book carrying value of net assets acquired plus various accounting entries to record certain preacquisition contingencies. The additional purchase cost assigned to utility plant is amortized on a straight-line basis over forty years.

On October 16, 1995, Southern Union Company entered into a pur-chase agreement to sell certain gas distribution operations of the Company in the Texas and Oklahoma Panhandles and to sell Western Gas Interstate Company ("WGI"), a wholly-owned subsidiary of the Company, exclusive of certain WGI assets in El Paso, Texas and WGI's Del Norte interconnect operation which transmits natural gas into Mexico, for approximately $14,700,000. The sale is subject to approval by the Federal Regulatory Energy Commis-sion ("FERC") and the Oklahoma Corpo-ration Commission and must be reported to the Railroad Commission of Texas.

PREFERRED SECURITIES OF SUBSIDIARY TRUST

On May 17, 1995, Southern Union Financing I (the "Subsidiary Trust"), a consolidated wholly-owned subsidiary of Southern Union, issued $100,000,000 of 9.48% Trust Originated Preferred Securities (the "Preferred Securities"). In connection with the Subsidiary Trust's issuance of the Preferred Securities and the related purchase by Southern

                SOUTHERN UNION COMPANY AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Union of all of the Subsidiary Trust's common securities (the "Common Securities"), Southern Union issued to the Subsidiary Trust $103,092,800 principal amount of its 9.48% Subordinated Deferrable Interest Notes, due 2025 (the "Subordinated Notes"). The sole assets of the Subsidiary Trust are and will be the Sub-ordinated Notes. The interest and other payment dates on the Subordinated Notes correspond to the distribution and other pay-ment dates on the Preferred Securities and the Common Securities. Under certain circumstances, the Subordinated Notes may be dis-tributed to holders of the Preferred Securities and holders of the Common Securities in liquidation of the Subsidiary Trust.
The Subordinated Notes are redeemable at the option of the Com-pany on or after May 17, 2000, at a redemption price of $25 per Subordinated Note plus accrued and unpaid interest. The Pre-ferred Securities and the Common Securities will be redeemed on a pro rata basis to the same extent as the Subordinated Notes are repaid, at $25 per Preferred Security and Common Security plus accumulated and unpaid distributions. Southern Union's obliga-tions under the Subordinated Notes and related agreements, taken together, constitute a full and unconditional guarantee by Southern Union of payments due on the Preferred Securities. As of September 30, 1995, 4,000,000 shares of Preferred Securities were outstanding.

CAPITALIZATION

First mortgage bonds and other long-term debt outstanding, including current maturities, were as follows:

                                      September 30,    June 30,
                                           1995          1995
                                      -------------  ------------
                                         (thousands of dollars)

First mortgage bonds:
  11.5% due 2000 -- collateralized
    by certain utility plant in
    service.........................    $  1,200       $  1,200
  Other long-term debt:
    7.60% Senior notes due 2024.....     440,000        460,000
  Other.............................       1,900          2,073
                                        --------       --------
Total debt..........................     443,100        463,273
  Less current portion..............         780            770
                                        --------       --------
    Total long-term debt............    $442,320       $462,503
                                        ========       ========

On July 20, 1995, $10,000,000 of Senior Debt Securities at $985 per $1,000 note were repurchased and on July 26, 1995, $10,000,000 at $963 per $1,000 note were repurchased with pro-ceeds from the Preferred Securities.

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

           SOUTHERN UNION COMPANY AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



UTILITY REGULATION AND RATES

Pursuant to a 1989 Missouri Public Service Commission ("MPSC") order, Missouri Gas Energy is engaged in a major gas safety pro-gram in its service territories. This program includes replace-ment of company- and customer-owned gas service and yard lines, the movement and resetting of meters, the replacement of cast iron mains and the replacement and cathodic protection of bare steel mains (the "Missouri Safety Program"). In recognition of the significant capital expenditures associated with this safety program, the MPSC permits the deferral, and subsequent recovery through rates, of depreciation expense, property taxes and asso-ciated carrying costs, related to the Missouri Safety Program. Missouri Gas Energy was required to continue the Missouri Safety Program and has deferred depreciation expense, property taxes and carrying costs of approximately $1,584,000 for the three-month period ended September 30, 1995.

The continuation of the Missouri Safety Program will result in significant levels of future capital expenditures. The Company estimates incurring capital expenditures of approximately
$20,000,000 in fiscal 1996 related to this program.

Under the order of the FERC docket Nos. RP 94-296 and PR 95-3, Williams Natural Gas Company, a supplier of gas to Missouri Gas Energy, is allowed recovery of certain unrecovered deferred gas costs of approximately $27,700,000. These costs were related to gas deliveries prior to April 30, 1994. Missouri Gas Energy filed a mechanism to recover these costs under case GR 95-33 with the MPSC which was approved and allows recovery of these costs from its Missouri customers. The receivable and liability associated with these costs have been recorded as a deferred charge and a deferred liability, respectively, on the balance sheet as of September 30, 1995.

CONTINGENCIES

Southern Union is aware of the possibility that it may become a defendant in an action brought by the United States Environmental Protection Agency ("EPA") under 42 U.S.C. Section 9607(a) for reimbursement of costs associated with removing hazardous sub-stances from the site of a former coal gasification plant (the "Pine Street Canal Site") in Burlington, Vermont. This knowledge arises out of the existence of a prior action, United States v.
                                               ----------------
Green Mountain Power Corp., et al, Civil No. 88-307 (D. Vt.), in
----------------------------------
which Southern Union became involved as a third-party defendant in January 1989. Green Mountain Power was an action under 42 U.S.C. Section 9607(a) by the federal government to recover clean-up costs associated with the "Maltex Pond", which is part of the Pine Street Canal Site. Two defendants in Green Mountain Power, Vermont Gas Systems and Green Mountain Power Corp., claimed that Southern Union is the corporate successor to People's Light and Power Corporation, an upstream corporate parent of Green Mountain Power Corp. during the years 1928-1931. Green Mountain Power was settled without admission or determina-tion of liability with respect to Southern Union by order dated December 26, 1990. The EPA has since conducted studies of the clean-up costs for the remainder of the Pine Street Canal Site, but the ultimate costs are unknown at this time. On November 30, 1992, Southern Union was named as a potentially responsible party in a special notice letter from the EPA. The Company has denied liability for any clean-up costs for various reasons, including the fact that it is not a successor to any entity that owned or operated the site in question. Should Southern Union be made party to any action seeking recovery of remaining clean-up costs, the Company intends to vigorously defend against such an action. The Company has made demands of the appropriate insurers that they assume the defense of and liability for any such claim that may be asserted. The Company does not believe the outcome of this matter will have a material adverse effect on its finan-cial position, results of operations or cash flows.

               SOUTHERN UNION COMPANY AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Southern Union and Western Resources entered into an Environ-mental Liability Agreement (the "Environmental Liability Agree-ment") at the closing of the Missouri Acquisition. Subject to the accuracy of certain representationsmade by Western Resources in the Missouri Asset Purchase Agreement, the Environmental Liability Agreement provides for a tiered approach to the alloca-tion of substantially all liabilities under environmental laws that may exist or arise with respect to Missouri Gas Energy. At the present time and based upon information available to manage-ment, the Company believes that the costs of any remediation efforts that may be required for these sites for which it may ultimately have responsibility will not exceed the aggregate amount subject to substantial sharing by Western Resources.

On June 1, 1994 Southern Union filed a lawsuit in the United States District Court for the Western District of Missouri, against Western Resources. The primary subject of the lawsuit, and the only remaining issues in the litigation, are the Com-pany's claims for damages against Western Resources for fraudu-lent misrepresentation, breach of contract, breach of covenant and other grounds arising out of certain gas supply and trans-portation agreements with respect to the Missouri Acquisition. Southern Union is seeking damages in excess of $50,000,000. Trial by jury is currently scheduled for June 1996.

Southern Union and its subsidiaries are parties to other legal proceedings that its management considers to be the normal kinds of actions to which an enterprise of its size and nature might be subject, and not to be material to the Company's overall business or financial condition, results of operations or cash flows.

In the Missouri Acquisition, the Company assumed the Missouri portion of certain obligations related to a 1990 settlement of a Wyoming Tight Sands anti-trust claim. To secure the refund of the settlement proceeds, the MPSC authorized the establishment of an independently administered trust to collect cash receipts under the Tight Sands settlement and repay credit-facility bor-rowings used for the lump sum payment. In the event the trust does not receive cash payments from the gas suppliers as provided by the Tight Sands settlement agreements, the Company is com-mitted to pay its applicable portion of the amount owed the lender of the credit-facility borrowings. The Company's allocable unpaid portion of the amount the trust owes the lender at September 30, 1995 was approximately $7,846,000.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Southern Union Company is engaged in various activities in the distribution of natural gas to residential, commercial, indus-trial, agricultural and other customers in communities throughout Texas, western Missouri and the Oklahoma panhandle. The Com-pany's principal line of business is the distribution of natural gas as a public utility through Southern Union Gas and Missouri Gas Energy, each of which is a division of the Company. In addi-tion, the Company operates interstate and intrastate natural gas pipeline systems, markets natural gas to end-users, holds invest-ments in real estate, and markets and sells natural gas for natural gas vehicles. Several of these business activities are subject to regulation by federal, state or local authorities where the Company operates. Thus, the Company's financial condi-tion and results of operations have been and will continue to be dependent upon the receipt of adequate and timely adjustments in rates. In addition, the Company's business is affected by sea-sonal weather impacts, competitive factors within the energy industry and economic development and residential growth in its service areas.

On January 31, 1994, Southern Union completed the acquisition of Missouri Gas Energy (the "Missouri Acquisition"). Missouri Gas Energy serves approximately 478,000 customers in central and western Missouri, including Kansas City, St. Joseph, Joplin and Monett. The Missouri Acquisition was accounted for as a purchase and, accordingly, the operating results of Missouri Gas Energy have been included in the Company's consolidated operating results since the date of acquisition. See "Acquisition and Divestiture" in the Notes to Consolidated Financial Statements for the quarter ended September 30, 1995, included herein. In addition, since the majority of Missouri Gas Energy's operating margin is earned during the winter heating season, the results of operations for the twelve-month period ended September 30, 1994 are not indicative of results that would necessarily be achieved for a full year. For these reasons, the results of operations of the Company for the periods subsequent to the Missouri Acquisi-tion are not comparable to those periods prior to the acquisition nor are certain 1995 results of operations comparable with previous periods.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1995 and 1994
----------------------------------------------

The Company recorded a net loss attributable to common stock of $5,598,000 for the three-month period ended September 30, 1995 compared to a net loss of $6,168,000 for the three-month period ended September 30, 1994. Net loss per common share, based on weighted average shares outstanding during the period, was $.49 in 1995 compared with a net loss per common share of $.54 in 1994. Due to the seasonal nature of the gas utility business, the three-month period ending September 30 is typically a loss period.

Operating revenues were $69,950,000 for the three-month period ended September 30, 1995, an increase of 1%, compared with operating revenues of $69,114,000 in 1994. Gas purchase costs for the three-month period ended September 30, 1995 were $27,829,000, a decrease of 3%, compared with $28,825,000 in 1994.
The Company's operating revenues are affected by the level of sales volumes and by the pass-through of increases or decreases in the Company's gas purchase costs through its purchased gas adjustment clauses. The increase in operating revenues between periods was primarily the result of a 7% increase in gas sales volumes to 12,423 MMcf in 1995 from 11,645 MMcf in 1994 which was almost entirely offset by a decrease in gas purchase costs. Gas purchase costs were also effected by the increase in gas sales volumes which were more than offset by the decrease in the average cost of gas from $2.48 per Mcf in 1994 to $2.24 per Mcf in 1995. The decrease in the average cost of gas primarily is the result of decreases in average spot market gas prices throughout the company's distribution system as a result of sea-sonal impacts on demands for natural gas and the ensuing competi-tive pricing within the industry.

           SOUTHERN UNION COMPANY AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Operating margin (operating revenues less gas purchase costs) for the three-month period ended September 30, 1995 was $42,121,000 compared to $40,289,000 in 1994. The increase in operating mar-gin is the result of increased gas sales volumes due principally to growth in pipeline and marketing sales, increases in the residential customer base and cooler weather experienced in the final days of the three-month period ended September 30, 1995.

Operating expenses, which include operating, maintenance and general expenses, taxes other than on income, and depreciation and amortization, were $41,051,000 for the three-month period ended September 30, 1995, an increase of $122,000, compared with $40,929,000 in 1994. The increase is primarily a result of a $584,000 increase in depreciation and amortization due to sig-nificant software additions in late 1994. Offsetting the increase in depreciation and amortization were decreases in operating, maintenance and general expenses and taxes, other than on income resulting from a decrease in payroll and payroll-related taxes due to a reduction in employees and other cost cutting measures.

Dividends on preferred securities of subsidiary trust were $2,370,000 for the three-month period ended September 30, 1995, compared with nil in 1994. The dividends on preferred securities of subsidiary trust for the three-month period ended
September 30, 1995 is the result of the issuance of $100,000,000 of 9.48% Trust Originated Preferred Securities ("Preferred Securities") on May 17, 1995, by Southern Union Financing I, a consolidated wholly-owned subsidiary of Southern Union. See "Preferred Securities of Subsidiary Trust" in the Notes to the Consolidated Financial Statements for the three-month period ended September 30, 1995.

Interest expense was $9,138,000 for the three-month period ended September 30, 1995, a decrease of 8%, compared to $9,903,000 in 1994. The decrease in interest expense is due to the repurchase of $35,000,000, of the company's outstanding 7.60% Senior Notes during June and July 1995 with the net proceeds from the Pre-ferred Securities. In addition, the net proceeds from the Pre-ferred Securities provided working capital for operations for the company, allowing for less borrowings on the company's revolving credit facility during the three-month period ended September 30, 1995 as compared to the same period in 1994. See "Capitaliza-tion" in the Notes to the Consolidated Financial Statements for the three-month period ended September 30, 1995.

Other income for the three-month period ended September 30, 1995 was $1,932,000 compared to $1,219,000 in 1994. Other income for the three-month period ended September 30, 1995 consists of: approximately $1,019,000 related to the deferral of interest expense associated with the Missouri Gas Energy Safety Program; rental income from Lavaca Realty Company ("Lavaca Realty"), the Company's real estate subsidiary, of approximately $668,000 which was offset by operating expenses of approximately $324,000; and investment interest and interest on notes receivable of approxi-mately $525,000. Other income for 1994 included: rental income from Lavaca Realty of approximately $661,000 which was offset by operating expenses of approximately $316,000; approximately $360,000 related to the deferral of interest expense associated with the Missouri Gas Energy Safety Program; and investment interest and interest on notes receivable of approximately $112,000.

For the three-month period ended September 30, 1995, the federal and state income tax benefit decreased $248,000, or 8%, over the same period in 1994 due primarily to a reduction in loss from operations as noted above.
Twelve Months Ended September 30, 1995 and 1994
-----------------------------------------------

The Company recorded net earnings available for common stock of $16,639,000 for the twelve-month period ended September 30, 1995 compared with net earnings of $3,464,000 in 1994. Net earnings per common share, based

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



on weighted average shares outstanding during the period, were $1.45 in 1995 compared with net earnings per common share of $.32 in 1994.

Operating revenues were $480,882,000 for the twelve-month period ended September 30, 1995, an increase of 17%, compared with operating revenues of $411,213,000 in 1994. Gas purchase costs for the twelve-month period ended September 30, 1995 were $240,843,000, an increase of 7%, compared with gas purchase costs of $225,614,000 in 1994. Operating revenues increased during the twelve-month period ended September 30, 1995 as a result of a 36% increase in gas sales volume from 77,609 MMcf in 1994 to 105,617 MMcf in 1995. Gas purchase costs were effected by the increase in sales volume but was partially offset by a decrease in the average cost of gas to $2.28 per Mcf in 1995 from $2.91 per Mcf in 1994, discussed above. The increase in volumes is principally due to a 21% increase in the average customer base to approxi-mately 963,000 customers for the twelve months ended
September 30, 1995 compared with an average customer base of approximately 795,000 in 1994 as a result of the Missouri Acquisition. Operating revenues and gas purchase costs were also impacted by warmer than normal weather for the Company's opera-tions in Texas and Oklahoma which comprise 51% of the Company's customer base. Weather for these operations for the twelve-month period ended September 30, 1995 was 78% of normal compared to 90% of normal weather in 1994. Missouri Gas Energy's service terri-tories experienced 91% of normal weather for 1995 compared to 93% of normal weather in 1994. Missouri Gas Energy contributed operating revenues and gas purchase costs of $275,966,000 and $147,985,000, respectively for the twelve-month period ended September 30, 1995 compared to $176,675,000 and $100,031,000, respectively, in 1994. The remaining operations of the Company were responsible for a decrease in operating revenue of $29,622,000 and a decrease in gas purchase costs of $32,725,000, primarily due to a reduction in volumes resulting from the warmer than normal weather and a decrease in the average cost per Mcf of gas, both previously discussed above.

Operating margin for the twelve-month period ended September 30, 1995 was $240,039,000 compared to $185,599,000 in 1994. The increase in operating margin resulted primarily from the Missouri Acquisition which contributed approximately $51,337,000 as well as an increase in transportation revenues of $3,008,000. The Company's operating margin for the twelve-month period ended September 30, 1995 was also favorably impacted by an annualized rate increase of $463,000 in El Paso, Texas effective
November 1, 1993. In addition, effective October 15, 1993, the MPSC increased Missouri Gas Energy's natural gas rates by $9,750,000 annually. Due to the timing of the closing of the Missouri Acquisition on January 31, 1994, the Company's results of operations for the twelve months ended September 30, 1994 do not include the full effect of this rate increase.

Operating expenses, which include operating, maintenance and general expenses, taxes other than on income and depreciation and amortization, were $175,059,000 for the twelve-month period ended September 30, 1995, an increase of 14%, compared with operating expenses of $153,937,000 in 1994. The increase in these expenses is principally due to the overall increase in operating expenses attributable to the Missouri Acquisition of approximately $23,145,000. The remaining operations of the Company were responsible for a decrease in operating expenses of approximately $2,023,000 as a result of the Company's efforts to reduce costs.

Interest expense on long-term debt was $36,905,000 for the twelve-month period ended September 30, 1995, an increase of 23%, compared to $30,048,000 in 1994. The increase in interest expense is due to the average increase in total long-term debt which included the sale of the $475,000,000 of Senior Debt Securities, completed on January 31, 1994, net of the retirement of $140,000,000 in long-term debt. The net proceeds from the sale of the Senior Debt Securities, together with the net pro-ceeds from the $50,000,000 Rights Offering and working capital from operations, was used to fund the Missouri Acquisition, the acquisition of Rio Grande Valley Gas Company on

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



September 30, 1993, and refinance certain short-term and long-term debt. See "Capitalization" in the Notes to the Consolidated
Financial Statements for the twelve months ended September 30, 1995 included herein.

Dividends on preferred securities of subsidiary trust were $3,529,000 for the twelve-month period ended September 30, 1995, compared with nil in 1994, previously discussed. See "Preferred Securities of Subsidiary Trust" in the Notes to the Consolidated Financial Statements for the three-month period ended
September 30, 1995.

Other income for the twelve-month period ended September 30, 1995 was $5,529,000 compared to $6,428,000 in 1994. Other income for the twelve-month period ended September 30, 1995 included: approximately $3,278,000 related to the deferral of interest expense associated with the Missouri Gas Energy Safety Program; rental income from Lavaca Realty of approximately $2,654,000 which was offset by operating expenses of approximately $1,162,000; investment interest and interest on notes receivable of approximately $1,338,000; and approximately $208,000 from gas appliance merchandising. This was partially offset by approxi-mately $750,000 for the write-down to estimated fair market value of certain Lavaca Realty real estate held for sale. Other income for the twelve-month period ended September 30, 1994 included: rental income from Lavaca Realty of approximately $2,324,000 which was offset by operating expenses of approximately $1,289,000; a non-recurring accounting adjustment of approxi-mately $1,177,000 related to the amendment of prior year federal income tax returns and the reversal of a tax reserve upon the completion of prior period federal income tax audits; investment interest and interest on notes receivable of approximately $825,000; approximately $667,000 related to the deferral of interest expense associated with the Missouri Gas Energy Safety Program; a pre-tax gain of approximately $494,000 on the sale of undeveloped real estate; and approximately $347,000 from gas appliance merchandising.

For the twelve-month period ended September 30, 1995, federal and state income taxes increased $8,539,000, or 318%, over the same period in 1994 due primarily to improved pre-tax earnings as discussed above.

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

          SOUTHERN UNION COMPANY AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following table sets forth certain information regarding the Company's gas utility operations for the three- and twelve-month periods ended September 30, 1995 and 1994:

                            Three Months         Twelve Months
                         Ended September 30,  Ended September 30,
                           1995       1994     1995(a)   1994(a)
                         --------   --------  --------  ---------

Average number of gas
  sales customers
  served:
    Residential........   857,411    850,910   869,737   723,114
    Commercial.........    86,359     84,453    89,148    67,921
    Industrial and
      irrigation.......       685        646       689       797
    Public authorities
      and other........     2,720      2,716     2,799     2,647
    Pipeline and
      marketing........       644        545       475       356
                         --------   --------  --------  --------
        Total average
          customers
          served.......   947,819    939,270   962,848   794,835
                         ========   ========  ========  ========

Gas sales in millions
  of cubic feet (MMcf)
    Residential........     5,066      5,060    62,927    48,424
    Commercial.........     3,165      3,189    28,764    21,969
    Industrial and
      irrigation.......       603        652     2,305     2,121
    Public authorities
      and other........       228        170     3,267     2,913
    Pipeline and
      marketing........     2,668      2,043     8,221     7,730
                         --------   --------  --------  --------
        Gas sales
          billed.......    11,730     11,114   105,484    83,157
    Net change in
      unbilled gas
      sales............       693        531       133    (5,548)
                         --------   --------  --------  --------
        Total gas
          sales........    12,423     11,645   105,617    77,609
                         ========   ========  ========  ========

Gas sales revenues
  (thousands of
  dollars):
    Residential........  $ 38,590   $ 38,030  $305,119  $268,855
    Commercial.........    13,806     14,278   118,255   102,244
    Industrial and
      irrigation.......     1,930      2,117     8,185     8,838
    Public authorities
      and other........       736        774     7,839    10,902
    Pipeline and
      marketing........     5,119      4,681    16,847    18,301
                         --------   --------  --------  --------
        Gas revenues
          billed.......    60,181     59,880   456,245   409,140
    Net change in
      unbilled gas
      sales revenues...     3,704      2,291       469   (28,427)
                         --------   --------  --------  --------
        Total gas
          sales
          revenues.....  $ 63,885   $ 62,171  $456,714  $380,713
                         ========   ========  ========  ========

Gas sales margin
  (thousands of
  dollars).............  $ 36,056   $ 33,346  $215,871  $155,099
                         ========   ========  ========  ========

Gas sales revenue per
  thousand cubic feet
  (Mcf) billed:
    Residential........  $  7.617   $  7.516  $  4.849  $  5.552
    Commercial.........     4.362      4.478     4.111     4.654
    Industrial and
      irrigation.......     3.201      3.245     3.551     4.167
    Public authorities
      and other........     3.226      4.555     2.399     3.743
    Pipeline and
      marketing........     1.919      2.291     2.049     2.368

Weather effect:
  Degree days..........        58         32     3,641     1,942
  Percent of normal,
    based on 30-year
    average............      200%       110%       89%       91%

Gas transported in
  millions of cubic
  feet (Mmcf)..........    15,321     14,215    69,698    44,201
Gas transportation
  revenues (thousands
  of dollars)..........  $  3,797   $  3,122  $ 19,892  $ 11,615

--------------------------

(a) Missouri Gas Energy, a division of Southern Union, was acquired on January 31, 1994 and its results of operations were included in the Company's consolidated results of operations beginning February 1, 1994. For this reason, the consolidated results of operations of the Company for the period subsequent to the acquisition are not comparable to prior periods.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION

The Company's gas utility operations are seasonal in nature with a significant percentage of the annual revenues and earnings occurring in the traditional heating-load months. This sea-sonality results in a high level of cash flow needs during the peak winter heating season months, resulting from the required payments to natural gas suppliers in advance of the receipt of cash payments from the Company's customers. The Company has historically used its revolving loan and credit facilities and internally generated funds to provide funding for its seasonal working capital, continuing construction and maintenance programs and operational requirements.

The principal source of funds during the three-month period ended September 30, 1995 included approximately $19,582,000 from the maturity of short-term investments. This source, along with beginning cash balances of $39,015,000, provided funds for the repurchase of approximately $20,000,000 in 7.60% Senior Notes and additions to property, plant and equipment of approximately $14,000,000 and other seasonal working capital needs of the Com-pany.

The effective interest rate under the Company's current debt structure is approximately 7.8% (including interest and the amortization of debt issuance costs and redemption premiums on refinanced debt).

The Company has availability under a $100,000,000 revolving credit facility with a three-year term (the "Revolving Credit Facility") underwritten by Texas Commerce Bank, N.A. and syndi-cated to four additional banks. Borrowings under the Revolving Credit Facility are available for Southern Union's working capi-tal, letter of credit requirements and other general corporate purposes. At June 30, 1995 the outstanding balance under the Revolving Credit Facility was nil. The amount outstanding under the Revolving Credit Facility at September 30, 1995 was nil and at November 2, 1995 was approximately $8,700,000.

On May 17, 1995, Southern Union Financing I (the "Subsidiary Trust"), a consolidated wholly-owned subsidiary of Southern Union, issued $100,000,000 of 9.48% Trust Originated Preferred Securities (the "Preferred Securities"). In connection with the Subsidiary Trust's issuance of the Preferred Securities and the related purchase by Southern Union of all of the Subsidiary Trust's common securities. Southern Union issued to the Sub-sidiary Trust $103,092,800 principal amount of its 9.48% Subordi-nated Deferrable Interest Notes, due 2025. The issuance of the Preferred Securities was part of a $300,000,000 shelf registra-tion filed with the Securities and Exchange Commission on March 29, 1995. Southern Union may sell a combination of pre-ferred securities of financing trusts and senior and subordinated debt securities of Southern Union of approximately $200,000,000 (the remaining shelf) from time to time, at prices determined at the time of any offering. The net proceeds from the $100,000,000 Preferred Securities offering have been used to repurchase $35,000,000 of 7.60% Senior Debt Securities in June and July, 1995 and have provided working capital for seasonal needs.

           SOUTHERN UNION COMPANY AND SUBSIDIARIES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                SOUTHERN UNION COMPANY
                                ----------------------
                                     (Registrant)






Date   November 6, 1995         By  RONALD J. ENDRES
       ----------------             ----------------
                                    Ronald J. Endres
                                    Senior Vice President of
                                    Administration, and
                                    Chief Financial Officer




Date   November 6, 1995         By  DAVID J. KVAPIL
       ----------------             ---------------
                                    David J. Kvapil
                                    Vice President and Controller
                                    (Principal Accounting
                                    Officer)