Form 10-Q
period 1995-12-31
SOUTHERN UNION CO
filed 1996-02-09
CIK 203248

=================================================================


         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C.  20549

                         -----------------


                             FORM 10-Q

                  For the quarterly period ended
                  ------------------------------

                         December 31, 1995



                     Commission File No. 1-6407

                         -----------------

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

       Title of each class                 Name of each exchange in
       ------------------
                                             which registered
                                         ------------------------
Common Stock, par value $1 per share     New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days. Yes X No
                                 ---    ---

The number of shares of the registrant's Common Stock outstanding on February 2, 1996 was 12,163,535.






=================================================================
             SOUTHERN UNION COMPANY AND SUBSIDIARIES
                          FORM 10-Q
                      December 31, 1995
                            Index




PART I.  FINANCIAL INFORMATION                             Page(s)
                                                          -------

   Item 1.  Financial Statements

             Statements of consolidated operations -
                three, six and twelve months ended
                December 31, 1995 and 1994

             Consolidated balance sheet - December 31,
                1995 and 1994 and June 30, 1995

             Statement of common stockholders' equity -
                six months ended December 31, 1995 and
                twelve months ended June 30, 1995

             Statements of consolidated cash flows -
                three, six and twelve months ended
                December 31, 1995 and 1994

             Notes to consolidated financial statements

   Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations

PART II.  OTHER INFORMATION

   Item 1.   Legal Proceedings

               (See "CONTINGENCIES" under Notes to
                  Consolidated Financial Statements)

   Item 4.   Results of Votes of Security Holders

   Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibit 11 -- Computation of primary
                       and fully diluted earnings per
                       share

               (b)  Exhibit 27 -- Financial Data Schedule

               (c)  Reports on Form 8-K -- None


              SOUTHERN UNION COMPANY AND SUBSIDIARIES

               STATEMENT OF CONSOLIDATED OPERATIONS



                                            Three Months Ended
                                               December 31,
                                        -------------------------
                                           1995          1994
                                        -----------   -----------
                                         (thousands of dollars,
                                         except shares and per
                                            share amounts)

Operating revenues...................   $  180,939    $  147,749
Gas purchase costs...................      106,602        77,634
                                        ----------    ----------
Operating margin.....................       74,337        70,115

Operating expenses:
  Operating, maintenance and general.       27,761        30,049
  Taxes, other than on income........       13,739        12,106
  Depreciation and amortization......        8,575         8,109
                                        ----------    ----------
    Total operating expenses.........       50,075        50,264
                                        ----------    ----------

    Net operating revenues...........       24,262        19,851
                                        ----------    ----------

Other income (expenses):
  Interest on long-term debt.........       (8,729)       (9,367)
  Other interest.....................         (436)         (959)
  Dividends on preferred securities
    of subsidiary trust..............       (2,370)         --
  Other, net.........................          949           410
                                        ----------    ----------
    Total other expenses, net........      (10,586)       (9,916)
                                        ----------    ----------

    Earnings before income taxes.....       13,676         9,935

Federal and state income taxes.......        4,930         3,377
                                        ----------    ----------

Net earnings available for
  common stock.......................   $    8,746    $    6,558

Earnings per common share:
  Primary............................   $      .72    $      .55
                                        ==========    ==========
  Fully diluted......................   $      .70    $      .53
                                        ==========    ==========

Weighted average shares outstanding:
  Primary............................   12,120,704    12,027,716
                                        ==========    ==========
Fully diluted........................   12,547,513    12,310,560
                                        ==========    ==========





See accompanying notes to the consolidated financial statements.
             SOUTHERN UNION COMPANY AND SUBSIDIARIES
              STATEMENT OF CONSOLIDATED OPERATIONS



                                             Six Months Ended
                                               December 31,
                                          -----------------------
                                             1995        1994
                                          ----------- -----------
                                          (thousands of dollars,
                                           except shares and per
                                              share amounts)

Operating revenues......................  $  251,166  $  217,054
Gas purchase costs......................     134,431     106,459
                                          ----------  ----------
  Operating margin......................     116,735     110,595

Operating expenses:
  Operating, maintenance and general....      53,476      56,469
  Taxes, other than on income...........      20,299      18,852
  Depreciation and amortization.........      17,117      16,065
                                          ----------  ----------
    Total operating expenses............      90,892      91,386
                                          ----------  ----------

    Net operating revenues..............      25,843      19,209
                                          ----------  ----------

Other income (expenses):
  Interest on long-term debt............     (17,554)    (18,735)
  Other interest........................        (749)     (1,494)
  Dividends on preferred securities of
    subsidiary trust....................      (4,740)       --
  Other, net............................       2,370       1,631
                                          ----------  ----------
    Total other expenses, net...........     (20,673)    (18,598)

    Earnings before income taxes........       5,170         611

Federal and state income taxes..........       2,022         221
                                          ----------  ----------

Net earnings available for common stock.  $    3,148  $      390
                                          ==========  ==========

Earnings per common share:
  Primary...............................  $      .26  $      .03
                                          ==========  ==========
  Fully diluted.........................  $      .25  $      .03
                                          ==========  ==========

Weighted average shares outstanding:
  Primary...............................  12,107,537  12,024,593
                                          ==========  ==========
  Fully diluted.........................  12,461,328  12,310,092
                                          ==========  ==========


See accompanying notes to the consolidated financial statements.
            SOUTHERN UNION COMPANY AND SUBSIDIARIES

             STATEMENT OF CONSOLIDATED OPERATIONS



                                            Twelve Months Ended
                                               December 31,
                                          -----------------------
                                             1995        1994
                                          ----------- -----------
                                          (thousands of dollars,
                                           except shares and per
                                               share amounts)

Operating revenues......................  $  514,095  $  486,306
Gas purchase costs......................     269,811     260,732
                                          ----------  ----------
  Operating margin......................     244,284     225,574

Operating expenses:
  Operating, maintenance and general....      99,378     109,501
  Taxes, other than on income...........      40,730      41,824
  Depreciation and amortization.........      33,135      30,224
                                          ----------  ----------
    Total operating expenses............     173,243     181,549
                                          ----------  ----------

    Net operating revenues..............      71,041      44,025
                                          ----------  ----------

Other income (expenses):
  Interest on long-term debt............     (36,268)    (36,571)
  Other interest........................      (1,689)     (1,846)
  Dividends on preferred securities of
    subsidiary trust....................      (5,899)       --
  Other, net............................       4,417       3,151
                                          ----------  ----------
    Total other expenses, net...........     (39,439)    (35,266)
                                          ----------  ----------

    Earnings before income taxes........      31,602       8,759

Federal and state income taxes..........      12,775       3,480

Net earnings available for common stock.  $   18,827  $    5,279
                                          ==========  ==========

Earnings per common share:
  Primary...............................  $     1.56  $      .44
                                          ==========  ==========
  Fully diluted.........................  $     1.52  $      .43
                                          ==========  ==========

Weighted average shares outstanding:
  Primary...............................  12,094,150  12,017,422
                                          ==========  ==========
  Fully diluted.........................  12,402,366  12,324,525
                                          ==========  ==========



See accompanying notes to the consolidated financial statements.
            SOUTHERN UNION COMPANY AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEET

                           ASSETS



                                   December 31,        June 30,
                              -----------------------
                                 1995        1994        1995
                              ----------- ----------- -----------
                                   (unaudited)
                                      (thousands of dollars)

Property, plant and
  equipment:
    Plant in service......    $  905,310  $  845,882  $  882,769
    Construction work in
      progress............        16,833      21,426      14,670
                              ----------  ----------  ----------
                                 922,143     867,308     897,439
    Less accumulated
      depreciation and
      amortization........      (315,413)   (287,960)   (303,327)
                              ----------  ----------  ----------
                                 606,730     579,348     594,112
    Additional purchase
      cost assigned to
      utility plant, net..       152,359     165,983     154,534
                              ----------  ----------  ----------

    Net property, plant
      and equipment.......       759,089     745,331     748,646
                              ----------  ----------  ----------


Current assets:
  Cash and cash equiva-
    lents.................           820        --        39,015
  Short-term investments..          --          --        19,582
  Accounts receivable,
    billed and unbilled...       110,045      85,391      35,465
  Inventories, principally
    stored gas............        24,658      38,990      23,561
  Deferred gas purchase
    costs due from custo-
    mers..................        11,369        --         7,641
  Prepayments and other...         1,273       2,349       1,349
                              ----------  ----------  ----------

    Total current assets..       148,165     126,730     126,613
                              ----------  ----------  ----------

Deferred charges..........       117,198      77,973     114,167
Real estate...............        10,495      10,866      10,742
Other.....................         2,754       1,820       2,334
                              ----------  ----------  ----------


  Total...................    $1,037,701  $  962,720  $1,002,502
                              ==========  ==========  ==========


See accompanying notes to the consolidated financial statements.
           SOUTHERN UNION COMPANY AND SUBSIDIARIES

            CONSOLIDATED BALANCE SHEET (Continued)

             STOCKHOLDERS' EQUITY AND LIABILITIES



                                   December 31,        June 30,
                              -----------------------
                                 1995        1994        1995
                              ----------- ----------- -----------
                                   (unaudited)
                                      (thousands of dollars)


Common stockholders' equity:
  Common stock, $1 par
    value; authorized
    50,000,000 shares;
    issued 12,212,184
    shares..................  $   12,212  $   11,509  $   11,570
  Premium on capital stock..     210,004     198,355     198,819
  Less treasury stock,
    at cost.................        (794)       (794)       (794)
  Retained earnings.........       7,940         390      16,069
                              ----------  ----------  ----------

  Total common stockholders'
    equity..................     229,362     209,460     225,664

Company-obligated manda-
  torily redeemable pre-
  ferred securities of
  subsidiary trust holding
  solely $103,093,000
  principal amount of 9.48%
  subordinated notes of
  Southern Union due 2025...     100,000        --       100,000

Long-term debt..............     442,161     478,722     462,503
                              ----------  ----------  ----------

  Total capitalization......     771,523     688,182     788,167

Current liabilities:
  Long-term debt due within
    one year................         782         956         770
  Notes payable.............      13,000      44,000        --
  Accounts payable..........      46,644      48,712      28,784
  Federal, state and local
    taxes...................      17,947      10,757       6,310
  Accrued interest..........      14,177      15,566      15,194
  Customer deposits.........      15,333      13,938      14,166
  Deferred gas purchase
    costs due to customers..        --        23,125        --
  Other.....................      18,500      15,846      13,621
                              ----------  ----------  ----------

    Total current
      liabilities...........     126,383     172,900      78,845
                              ----------  ----------  ----------

Deferred credits and
  other liabilities.........     102,422      72,258      99,434
Accumulated deferred
  income taxes..............      37,373      29,380      36,056
Commitments and con-
  tingencies................        --          --          --
                              ----------  ----------  ----------


  Total.....................  $1,037,701  $  962,720  $1,002,502


See accompanying notes to the consolidated financial statements.
          SOUTHERN UNION COMPANY AND SUBSIDIARIES

          STATEMENT OF COMMON STOCKHOLDERS' EQUITY




                       Common Premium
                       Stock    on     Treasury
                       $1 Par Capital   Stock,  Retained
                        Value  Stock    at Cost Earnings  Total
                      ------- -------- -------- -------- --------
                               (thousands of dollars)

Balance July 1,
  1994..............  $11,497 $198,272 $  (794) $  --    $208,975

  Net earnings......     --       --      --     16,069    16,069

  Exercise of stock
    options.........       73      547    --       --         620
                      ------- -------- -------  -------  --------

Balance June 30,
  1995..............   11,570  198,819    (794)  16,069   225,664

  Net earnings......     --       --      --      3,148     3,148

  Stock dividend....      576   10,701    --    (11,277)     --

  Exercise of stock
    options.........       66      484    --       --         550
                      ------- -------- -------  -------  --------

Balance December 31,
  1995..............  $12,212 $210,004 $  (794) $ 7,940  $229,362
                      ======= ======== =======  =======  ========


See accompanying notes to the consolidated financial statements.
          SOUTHERN UNION COMPANY AND SUBSIDIARIES

           STATEMENT OF CONSOLIDATED CASH FLOWS



                                              Three Months Ended
                                                 December 31,
                                             --------------------
                                                1995      1994
                                             --------- ----------
                                                (thousands of
                                                   dollars)

Net cash flow from operating activities...   $  1,143  $  15,797
                                             --------  ---------

Cash flow from (used in) investing
  activities:
    Additions to property, plant and
      equipment...........................    (14,652)   (22,316)
    Other, net............................      1,080        378
                                             --------  ---------

      Net cash flows used in investing
        activities........................    (13,572)   (21,938)
                                             --------  ---------

Cash flow from (used in) financing
  activities:
    Net borrowings under revolving
      credit facility.....................     13,000      2,600
    Increase (decrease) in cash over-
      drafts..............................       (144)     1,725
    Other, net............................        393       (110)
                                             --------  ---------

      Net cash flows from financing
        activities........................     13,249      4,215
                                             --------  ---------

Increase (decrease) in cash and cash
  equivalents.............................        820     (1,926)
Cash and cash equivalents at beginning
  of period...............................       --        1,926
                                             --------  ---------

Cash and cash equivalents at end of
  period..................................   $    820  $    --
                                             --------  ---------

Supplemental disclosures of cash
  flow information:
    Cash paid during the period for:
      Interest............................   $    816  $     733
                                             ========  =========
      Income taxes (refunded).............   $    200  $     (22)
                                             ========  =========



See accompanying notes to the consolidated financial statements.
           SOUTHERN UNION COMPANY AND SUBSIDIARIES

            STATEMENT OF CONSOLIDATED CASH FLOWS



                                               Six Months Ended
                                                 December 31,
                                             --------------------
                                                1995      1994
                                             ---------  ---------
                                                (thousands of
                                                   dollars)


Net cash flow used in operating activities.. $(25,168)  $(12,547)
                                             --------   --------

Cash flow from (used in) investing
  activities:
    Additions to property, plant and
      equipment.............................  (28,712)   (36,605)
    Acquisition of operations, net of cash
      received..............................     --       (1,072)
    Decrease in short-term investments, net.   19,582       --
    Other, net..............................    2,359     (1,096)
                                             --------   --------

      Net cash flows used in investing
        activities..........................   (6,771)   (38,773)
                                             --------   --------

Cash flow from (used in) financing
  activities:
    Net borrowings under revolving credit
      facility..............................   13,000     44,000
    Repayment of debt.......................  (19,806)      (381)
    Increase in cash overdrafts.............     --        1,725
    Other, net..............................      550         95
                                             --------   --------

      Net cash flows (used in) from
        financing activities................   (6,256)    45,439
                                             --------   --------

Decrease in cash and cash equivalents.......  (38,195)    (5,881)
Cash and cash equivalents at beginning
  of period.................................   39,015      5,881
                                             --------   --------

Cash and cash equivalents at end of period.. $    820   $   --
                                             ========   ========

Supplemental disclosures of cash flow
  information:
    Cash paid during the period for:
      Interest.............................. $ 18,373   $ 19,231

                                             ========   ========
      Income taxes (refunded)............... $ (5,188)  $    (18)
                                             ========   ========


See accompanying notes to the consolidated financial statements.
           SOUTHERN UNION COMPANY AND SUBSIDIARIES

            STATEMENT OF CONSOLIDATED CASH FLOWS



                                             Twelve Months Ended
                                                 December 31,
                                            ---------------------
                                               1995       1994
                                            ---------- ----------
                                            (thousands of dollars)

Net cash flow from operating activities..   $  29,021  $  88,630
                                            ---------  ---------

Cash flow from (used in) investing
  activities:
    Additions to property, plant and
      equipment..........................     (59,549)   (64,738)
    Acquisition of operations, net of
      cash received......................        --     (406,364)
    Collection of note receivable........        --        6,000
    Other, net...........................       2,435       (881)
                                            ---------  ---------

      Net cash flows used in investing
        activities.......................     (57,114)  (465,983)
                                            ---------  ---------

Cash flow from (used in) financing
  activities:
    Net borrowings (payments) under
      revolving credit facility..........     (31,000)    23,900
    Repayment of debt....................     (35,637)  (107,227)
    Issuance of debt.....................        --      475,000
    Premium on early extinguishment
      of debt............................        --      (13,715)
    Debt issuance costs..................        --       (5,439)
    Proceeds from issuance of preferred
      securities of subsidiary trust.....     100,000       --
    Issuance cost of preferred
      securities of subsidiary trust.....      (3,799)      --
    Increase in cash overdrafts..........        --        1,725
    Other, net...........................        (651)       191
                                            ---------  ---------

      Net cash flows from financing
        activities.......................      28,913    374,435
                                            ---------  ---------

Increase (decrease) in cash and cash
  equivalents............................         820     (2,918)
Cash and cash equivalents at beginning
  of period..............................        --        2,918
                                            ---------  ---------

Cash and cash equivalents at end of
  period.................................   $     820  $    --
                                            =========  =========

Supplemental disclosures of cash flow
  information:
    Cash paid during the period for:
      Interest...........................   $  38,373  $  24,034
                                            =========  =========
      Income taxes (refunded)............   $  (2,620) $     367
                                            =========  =========


See accompanying notes to the consolidated financial statements.
          SOUTHERN UNION COMPANY AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



FINANCIAL STATEMENTS

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presen-tation of the results of operations for such periods. Because of the seasonal nature of the Company's operations, the results of operations for any interim period are not necessarily indicative of results for the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in Southern Union Company's ("Southern Union" or the "Company") Annual Report on Form 10-K for the fiscal year ended June 30, 1995. Certain prior period amounts have been reclassified to conform with the current period presentation.

As described below, the Company acquired Missouri Gas Energy on January 31, 1994. Accordingly, the earnings from operations of Missouri Gas Energy are consolidated with the Company subsequent to that date. Thus the Company's consolidated results of operations for the twelve-month period ended December 31, 1994, which exclude Missouri Gas Energy's operations during the month of January 1994, are not indicative of results that would necessarily be achieved for a full year and thus comparability of the twelve-month periods ended December 31, 1995 and 1994 is impacted. Additionally, Missouri Gas Energy's rate structure collects a greater percentage of its operating margin in the winter heating season of which January historically contributes approximately 17% of the annual operating margin to the Missouri operations.

Under the Company's cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes and are classified in accounts payable in the consolidated balance sheet.

ACQUISITION AND DIVESTITURE

On January 31, 1994, the Company consummated the acquisition of Missouri Gas Energy (the "Missouri Acquisition") from Western Resources, Inc. ("Western Resources" or the "seller" of the Missouri properties) for $400,300,000 in cash, based on account balances as of December 31, 1993. The final purchase price, which was determined through post-closing adjustments and subsequent arbitra-tion, was approximately $401,600,000. The Missouri Acquisition was financed through the sale of $475,000,000 of 7.60% Senior
Notes due 2024 (the "Senior Debt Securities") completed on
January 31, 1994 and net proceeds from a $50,000,000 common stock subscription rights offering (the "Rights Offering") completed on December 31, 1993. See "Capitalization." The assets of Missouri Gas Energy were included in the Company's consolidated balance sheet at January 31, 1994 and earnings from the operations of Missouri Gas Energy have been included in the statements of con-solidated operations and cash flows since February 1, 1994. Missouri Gas Energy serves approximately 478,000 customers in central and western Missouri, including Kansas City, St. Joseph, Joplin and Monett. The acquisition was accounted for using the purchase method. The additional purchase cost assigned to utility plant of approximately $68,000,000 reflects the excess of the purchase price over the historical book carrying value of net assets acquired plus various accounting entries to record certain preacquisition contingencies. The additional purchase cost assigned to utility plant is amortized on a straight-line basis over forty years.

On October 16, 1995, Southern Union Company entered into a purchase agreement to sell certain gas distribution operations of the Com-pany in the Texas and Oklahoma Panhandles and to sell Western Gas Interstate Company ("WGI"), a wholly-owned subsidiary of the Com-pany, exclusive of certain WGI assets in El Paso, Texas and WGI's Del Norte interconnect operation which transmits natural gas into Mexico, for approximately $14,700,000. The sale is subject to approval by the Federal Regulatory Energy Commission ("FERC") and the Oklahoma Corporation Commission and must be reported to the Railroad Commission of Texas.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



PREFERRED SECURITIES OF SUBSIDIARY TRUST

On May 17, 1995, Southern Union Financing I (the "Subsidiary Trust"), a consolidated wholly-owned subsidiary of Southern Union, issued $100,000,000 of 9.48% Trust Originated Preferred Securities (the "Preferred Securities"). In connection with the Subsidiary Trust's issuance of the Preferred Securities and the related purchase by Southern Union of all of the Subsidiary Trust's common securities (the "Common Securities"), Southern Union issued to the Subsidiary Trust $103,092,800 principal amount of its 9.48% Sub-ordinated Deferrable Interest Notes, due 2025 (the "Subordinated Notes"). The sole assets of the Subsidiary Trust are and will be the Subordinated Notes. The interest and other payment dates on the Subordinated Notes correspond to the distribution and other payment dates on the Preferred Securities and the Common Securi-ties. Under certain circumstances, the Subordinated Notes may be distributed to holders of the Preferred Securities and holders of the Common Securities in liquidation of the Subsidiary Trust. The Subordinated Notes are redeemable at the option of the Company on or after May 17, 2000, at a redemption price of $25 per Subordinated Note plus accrued and unpaid interest. The Preferred Securities and the Common Securities will be redeemed on a pro rata basis to the same extent as the Subordinated Notes are repaid, at $25 per Preferred Security and Common Security plus accumulated and unpaid distributions. Southern Union's obligations under the Sub-ordinated Notes and related agreements, taken together, constitute a full and unconditional guarantee by Southern Union of payments due on the Preferred Securities. As of December 31, 1995, 4,000,000 shares of Preferred Securities were outstanding.

CAPITALIZATION

First mortgage bonds and other long-term debt outstanding, including current maturities, were as follows:

                                         December 31,   June 30,
                                             1995         1995
                                         ------------  ----------
                                          (thousands of dollars)

First mortgage bonds:
  11.5% due 2000 -- collateralized by
    certain utility plant in service...   $   1,200     $  1,200
Other long-term debt:
  7.60% Senior Notes due 2024..........     440,000      460,000
  Other................................       1,743        2,073
                                          ---------     --------
  Total debt...........................     442,943      463,273
    Less current portion...............         782          770
                                          ---------     --------
      Total long-term debt.............   $ 442,161     $462,503
                                          =========     ========

On July 20, 1995, $10,000,000 of Senior Debt Securities at $985 per $1,000 note were repurchased and on July 26, 1995, $10,000,000 at $963 per $1,000 note were repurchased with proceeds from the Preferred Securities.

On January 31, 1994, Southern Union completed the sale of the Senior Debt Securities. The net proceeds from the sale of the Senior Debt Securities, together with the net proceeds from the Rights Offering and working capital from operations, were used to:
(i) fund the Missouri Acquisition; (ii) repay approximately $59,300,000 of borrowings under the $100,000,000 revolving credit facility used to fund the Rio Grande Acquisition and repurchase all outstanding Preferred Stock; (iii) refinance, on January 31, 1994, $10,000,000 aggregate principal amount of 9.45% notes due
January 31, 2004 and $25,000,000 aggregate principal amount of 10% notes due January 31, 2012 and the related premium of approximately $10,400,000 resulting from the early extinguishment of such notes;
(iv) refinance, on March 2, 1994, $50,000,000 aggregate principal amount of 10.5% Sinking Fund Debentures due
             SOUTHERN UNION COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



May 15, 2017 and the related premium of approximately $3,300,000 resulting from the early extinguishment of such debentures; and (v) refinance, on May 16, 1994, $20,000,000 aggregate principal amount of 10-1/8% notes.

STOCK DIVIDEND

On November 27, 1995, Southern Union distributed its annual 5% common stock dividend to stockholders of record on November 15, 1995. A portion of the 5% stock dividend was characterized as a distribution of capital due to the level of the Company's retained earnings avail-able for distribution as of the declaration date. The 5% stock dividend is consistent with the Board of Directors' decision in February 1994 to commence regular stock dividends of approximately
5% annually. Unless otherwise stated, all per share data included in the accompanying consolidated financial statements and in these Notes to Consolidated Financial Statements has been restated to give effect to the stock dividend.

UTILITY REGULATION AND RATES

Pursuant to a 1989 Missouri Public Service Commission ("MPSC") order, Missouri Gas Energy is engaged in a major gas safety program in its service territories. This program includes replacement of company- and customer-owned gas service and yard lines, the move-ment and resetting of meters, the replacement of cast iron mains and the replacement and cathodic protection of bare steel mains (the "Missouri Safety Program"). In recognition of the significant capital expenditures associated with this safety program, the MPSC permits the deferral, and subsequent recovery through rates, of depreciation expense, property taxes and associated carrying costs, related to the Missouri Safety Program. Missouri Gas Energy was required to continue the Missouri Safety Program and has deferred depreciation expense, property taxes and carrying costs of approximately $1,780,000 and $3,364,000 for the three- and six-month periods, respectively, ended December 31, 1995.

The continuation of the Missouri Safety Program will result in significant levels of future capital expenditures. The Company estimates incurring capital expenditures of approximately
$20,000,000 in fiscal 1996 related to this program.

Under the order of the FERC docket Nos. RP 94-296 and PR 95-3, Williams Natural Gas Company, a supplier of gas to Missouri Gas Energy, is allowed recovery of certain previously unrecovered deferred gas costs of approximately $27,600,000. These costs were related to gas deliveries prior to April 30, 1994.
Missouri Gas Energy filed a mechanism to recover these costs under case GR 95-33 with the MPSC which was approved and allows recovery of these costs from its Missouri customers. The receivable and liability associated with these costs have been recorded as a deferred charge and a deferred credit, respectively, on the balance sheet as of December 31, 1995 and June 30, 1995.

CONTINGENCIES

Southern Union is aware of the possibility that it may become a defendant in an action brought by the United States Environmental Protection Agency ("EPA") under 42 U.S.C. Section 9607(a)for reimbursement of costs associated with removing hazardous sub-stances from the site of a former coal gasification plant (the "Pine Street Canal Site") in Burlington, Vermont. This knowledge arises out of the existence of a prior action, United States v.
                                               ----------------
Green Mountain Power Corp., et al, Civil No. 88-307 (D. Vt.), in
---------------------------------
which Southern Union became involved as a third-party defendant in January 1989. Green Mountain Power was an action under 42 U.S.C.
Section 9607(a) by the federal government to recover clean-up costs associated with the "Maltex Pond", which is part of the Pine Street Canal Site. Two defendants in Green Mountain Power, Vermont Gas Systems and Green Mountain Power Corp., claimed that Southern Union is the corporate successor to People's Light and Power Corporation, an upstream corporate
              SOUTHERN UNION COMPANY AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



parent of Green Mountain Power Corp. during the years 1928-1931. Green Mountain Power was settled without admission or determination of liability with respect to Southern Union by order dated
December 26, 1990. The EPA has since conducted studies of the clean-up costs for the remainder of the Pine Street Canal Site, but the ultimate costs are unknown at this time. On November 30, 1992, Southern Union was named as a potentially responsible party in a special notice letter from the EPA. The Company has denied liability for any clean-up costs for various reasons, including the fact that it is not a successor to any entity that owned or operated the site in question. Should Southern Union be made party to any action seeking recovery of remaining clean-up costs, the Company intends to vigorously defend against such an action. The Company has made demands of the appropriate insurers that they assume the defense of and liability for any such claim that may be asserted. The Company does not believe the outcome of this matter will have a material adverse effect on its financial position, results of operations or cash flows.

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

On June 1, 1994 Southern Union filed a lawsuit in the United States District Court for the Western District of Missouri, against Western Resources. The primary subject of the lawsuit, and the only remaining issues in the litigation, are the Company's claims for damages against Western Resources for fraudulent misrepresenta-tion, breach of contract, breach of covenant and other grounds arising out of certain gas supply and transportation agreements with respect to the Missouri Acquisition. Southern Union is seeking damages in excess of $50,000,000. Trial by jury is currently scheduled for June 1996.

Southern Union and its subsidiaries are parties to other legal proceedings that its management considers to be the normal kinds of actions to which an enterprise of its size and nature might be subject, and not to be material to the Company's overall business or financial condition, results of operations or cash flows.

In the Missouri Acquisition, the Company assumed the Missouri por-tion of certain obligations related to a 1990 settlement of a Wyoming Tight Sands anti-trust claim. To secure the refund of the settlement proceeds, the MPSC authorized the establishment of an independently administered trust to collect cash receipts under the Tight Sands settlement and repay credit-facility borrowings used for the lump sum payment. In the event the trust does not receive cash payments from the gas suppliers as provided by the Tight Sands settlement agreements, the Company is committed to pay its applicable portion of the amount owed the lender of the credit-facility borrowings. The Company's allocable unpaid portion of the amount the trust owes the lender at December 31, 1995 was approxi-mately $7,500,000.

           SOUTHERN UNION COMPANY AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Southern Union Company is engaged in various activities in the distribution of natural gas to residential, commercial, industrial, agricultural and other customers in communities throughout Texas, western Missouri and the Oklahoma panhandle. The Company's princi-pal line of business is the distribution of natural gas as a public utility through Southern Union Gas and Missouri Gas Energy, each of which is a division of the Company. In addition, the Company operates interstate and intrastate natural gas pipeline systems, markets natural gas to end-users, holds investments in real estate, and markets and sells natural gas for natural gas vehicles. Several of these business activities are subject to regulation by federal, state or local authorities where the Company operates. Thus, the Company's financial condition and results of operations have been and will continue to be dependent upon the receipt of adequate and timely adjustments in rates. In addition, the Com-pany's business is affected by seasonal weather impacts, competi-tive factors within the energy industry and economic development and residential growth in its service areas.

On January 31, 1994, Southern Union completed the acquisition of Missouri Gas Energy (the "Missouri Acquisition"). Missouri Gas Energy serves approximately 478,000 customers in central and western Missouri, including Kansas City, St. Joseph, Joplin and Monett. The Missouri Acquisition was accounted for as a purchase and, accordingly, the operating results of Missouri Gas Energy have been included in the Company's consolidated operating results since the date of acquisition. See "Acquisition and Divestiture" in the Notes to Consolidated Financial Statements for the quarter ended December 31, 1995, included herein. In addition, since the majority of Missouri Gas Energy's operating margin is earned during the winter heating season, the results of operations for the twelve-month period ended December 31, 1994 are not indicative of results that would necessarily be achieved for a full year. For these reasons, the results of operations and cash flows of the Company for the periods subsequent to the Missouri Acquisition are not comparable to those periods prior to the acquisition nor are certain 1995 results of operations and cash flows comparable with previous periods.

RESULTS OF OPERATIONS

Three Months Ended December 31, 1995 and 1994
---------------------------------------------

The Company recorded net earnings available for common stock of $8,746,000 for the three-month period ended December 31, 1995 com-pared with net earnings of $6,558,000 for the same period in 1994. Earnings per share, based on weighted average shares outstanding during the period, were $.72 in 1995 compared with earnings per share of $.55 in 1994.

Operating revenues were $180,939,000 for the three-month period ended December 31, 1995, an increase of 22%, compared with operating revenues of $147,749,000 in 1994. Gas purchase costs for the three-month period ended December 31, 1995 were $106,602,000, an increase of 37%, compared with $77,634,000 in 1994. The Com-pany's operating revenues are affected by the level of sales volumes and by the pass-through of increases or decreases in the Company's gas purchase costs through its purchased gas adjustment clauses. The increase in both operating revenues and gas purchase costs between periods was primarily the result of an 18% increase in gas sales volume to 36,365 MMcf in 1995 from 30,804 MMcf in 1994. The increase in sales volume was due to improved sales results in nontraditional markets and colder weather in the three-month period ended December 31, 1995. Weather in Missouri, which includes the city of Kansas City, Missouri, was 101% of normal for the three-month period ended December 31, 1995, compared with 81% of normal in 1994. The Texas and Oklahoma service terri-tories, which include the Texas cities of Austin and El Paso, experienced weather that was only 92% of normal in 1995, compared with 79% of normal in 1994. Operating revenues and gas purchase costs were also affected by an increase in the average cost of gas from $2.52 per Mcf in 1994 to $2.93 per Mcf in 1995. The increase in the average cost of gas primarily is the result of increases in average spot market gas prices throughout the company's distribution system as a result of seasonal impacts on demands for natural gas and the ensuing competitive pricing within the industry.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Operating margin (operating revenues less gas purchase costs) for the three-month period ended December 31, 1995 was $74,337,000 compared to $70,115,000 in 1994. The increase in operating margin is the result of increased gas sales volumes, discussed above.

Operating expenses, which include operating, maintenance and general expenses, taxes other than on income, and depreciation and amortization, were $50,075,000 for the three-month period ended December 31, 1995, a decrease of $189,000, compared with $50,264,000 in 1994. The decrease is primarily a result of decreases in operating, maintenance and general expenses resulting from a decrease in payroll and related benefit costs due to a reduction in employees and other cost-cutting measures. Off-setting this decrease was a 22% increase in revenue-related taxes as a result of increased operating revenues, previously discussed, and a $466,000 increase in depreciation and amortization due to significant software additions in late 1994.

Dividends on preferred securities of subsidiary trust were $2,370,000 for the three-month period ended December 31, 1995, compared with nil in 1994. The dividends on preferred securities of subsidiary trust for the three-month period ended December 31, 1995 is the result of the issuance of $100,000,000 of 9.48% Trust Originated Preferred Securities ("Preferred Securities") on May 17, 1995, by Southern Union Financing I, a consolidated wholly-owned subsidiary of Southern Union. See "Preferred Securities of Sub-sidiary Trust" in the Notes to the Consolidated Financial State-ments for the quarter ended December 31, 1995.

Interest expense was $9,165,000 for the three-month period ended December 31, 1995, a decrease of 11%, compared to $10,326,000 in 1994. The decrease in interest expense is due to the repurchase of $35,000,000, of the Company's outstanding 7.60% Senior Notes during June and July 1995 with the net proceeds from the Preferred Securities, discussed above. In addition, the net proceeds from the Preferred Securities provided working capital for operations for the company, allowing for less borrowings on the company's revolving credit facility during the three-month period ended December 31, 1995 as compared to the same period in 1994. See "Capitalization" in the Notes to the Consolidated Financial Statements for the quarter ended December 31, 1995.

Other income for the three-month period ended December 31, 1995 was $949,000, compared with $410,000 in 1994. Other income for the three-month period ended December 31, 1995 consists of approxi-mately $1,258,000 related to the deferral of interest expense associated with the Missouri Gas Energy Safety Program and approximately $345,000 of net rental income from Lavaca Realty Company ("Lavaca Realty"), the Company's real estate subsidiary, which was partially offset by estimated closing and liquidation costs of approximately $500,000 in connection with the closing of the Natural Gas Vehicle Technology Centers, L.L.P. (the
"Tech Center"). The Tech Center is a joint venture between Econofuel Company ("Econofuel"),a wholly-owned subsidiary of the Company, and Natural Gas Development Company, Inc. of California. Other income for 1994 included net rental income from Lavaca Realty of approximately $341,000, approximately $616,000 related to the deferral of interest expense associated with the Missouri Gas Energy Safety Program and approximately $155,000 from gas appli-ance merchandising. This was partially offset by a $750,000 write-down to estimated fair market value of certain Lavaca
Realty real estate held for sale.

           SOUTHERN UNION COMPANY AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



For the three-month period ended December 31, 1995, federal and state income taxes increased $1,553,000, or 46%, over the same period in 1994 due primarily to an increase in pre-tax earnings as discussed above. The Company's consolidated federal and state effective income tax rate was 36% for the three months ended December 31, 1995 compared with 34% in 1994.

Six Months Ended December 31, 1995 and 1994
-------------------------------------------

The Company recorded net earnings available for common stock of $3,148,000 for the six-month period ended December 31, 1995 com-pared with net earnings of $390,000 for the six-month period ended December 31, 1994. Earnings per share, based on weighted average shares outstanding during the period, were $.26 in 1995 compared with earnings per share of $.03 in 1994.

Operating revenues were $251,166,000 for the six-month period ended December 31, 1995, an increase of 16%, compared with operating revenues of $217,054,000 in 1994. Gas purchase costs for the six-month period ended December 31, 1995 were $134,431,000, an increase of 26%, compared with $106,459,000 in 1994. Both operating revenues and gas purchase costs increased in the six-month period ended December 31, 1995 as a result of a 15% increase in gas sales volume from 42,449 MMcf in 1994 to 48,788 MMcf in 1995 and an increase in the average cost of gas to $2.76 per Mcf in 1995 from $2.51 per Mcf in 1994. The increase in volumes is principally due to growth in pipeline and marketing sales, increases in the residential customer base, improved sales results in nontraditional markets and cooler weather experienced during the six-month period ended December 31, 1995 compared with 1994. Weather for the Texas and Oklahoma territories for the six-month period ended
December 31, 1995 was 94% of normal compared to 79% of normal
weather in 1994.   Missouri Gas Energy's service territories
experienced 103% of normal weather for the six months ended December 31, 1995 compared to only 82% of normal weather in 1994.

Operating margin for the six-month period ended December 31, 1995 was $116,735,000, compared with $110,595,000 in 1994. The increase in operating margin is the result of increased gas sales volumes due principally to colder weather experienced throughout the company's service territories for the six-month period ended December 31, 1995 compared with 1994, discussed above.

Operating expenses, which include operating, maintenance and general expenses, taxes other than on income, and depreciation and amortization, were $90,892,000 for the six-month period ended December 31, 1995, a decrease of $494,000, compared with $91,386,000 in 1994. The decrease is primarily a result of decreases in operating, maintenance and general expenses resulting from a decrease in payroll and related benefits due to a reduction in employees and other cost-cutting measures. Offsetting this decrease was an 15% increase in revenue-related taxes as a result of increased operating revenues, previously discussed, and a $1,052,000 increase in depreciation and amortization due to significant software additions in late 1994.

Interest expense was $18,303,000 for the six-month period ended December 31, 1995, a decrease of 10%, compared with $20,229,000 in 1994. The decrease in interest expense is due to the repurchase of $35,000,000 of 7.60% Senior Notes in July, 1995 and reduced short-term borrowings on the company's revolving credit facility during the six-month period ended December 31, 1995 as compared to the same period in 1994, previously discussed. See "Capitalization" in the Notes to the Consolidated Financial Statements for the quarter ended December 31, 1995.

Dividends on preferred securities of subsidiary trust were $4,740,000 for the six-month period ended December 31, 1995, com-pared with nil in 1994, previously discussed. See "Preferred Securities of Subsidiary Trust" in the Notes to the Consolidated Financial Statements for the quarter ended December 31, 1995.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Other income for the six-month period ended December 31, 1995 was $2,370,000 compared with $1,631,000 in 1994. Other income for the six-month period ended December 31, 1995 included approximately $2,277,000 related to the deferral of interest expense associated with the Missouri Gas Energy Safety Program and net rental income from Lavaca Realty of approximately $690,000. This was partially offset by estimated costs of $500,000 to close Econofuel's Tech Center, previously discussed. Other income for the six-month period ended December 31, 1994 included net rental income from Lavaca Realty of approximately $667,000; approximately $976,000 related to the deferral of interest expense associated with the Missouri Gas Energy Safety Program; approximately $249,000 from gas appliance merchandising; and investment interest and interest on notes receivable of approximately $195,000. This was partially offset by approximately $750,000 for the write-down of certain real estate, as discussed above.

For the six-month period ended December 31, 1995, federal and state income taxes increased $1,801,000 over the same period in 1994 due primarily to improved pre-tax earnings as discussed above. The Company's consolidated federal and state effective income tax rate was 39% for the six months ended December 31, 1995 compared with 36% in 1994.

Twelve Months Ended December 31, 1995 and 1994
----------------------------------------------

The Company recorded net earnings available for common stock of $18,827,000 for the twelve-month period ended December 31, 1995 compared with net earnings of $5,279,000 in 1994. Earnings per share, based on weighted average shares outstanding during the period, were $1.56 in 1995 compared with earnings per share of $.44 in 1994. Because of the acquisition of Missouri Gas Energy on January 31, 1994, the income from operations of Missouri Gas Energy are consolidated with the Company subsequent to that date. Thus, the results of operations for the twelve-month period ended December 31, 1994 are not indicative of results that would necessarily be achieved for a full year since the majority of the company's operating margin is earned during the winter heating season.

Operating revenues were $514,095,000 for the twelve-month period ended December 31, 1995, an increase of 6%, compared with operating revenues of $486,306,000 in 1994. Gas purchase costs for the twelve-month period ended December 31, 1995 were $269,811,000, an increase of 3%, compared with gas purchase costs of $260,732,000 in 1994. Operating revenues increased during the twelve-month period ended December 31, 1995 as a result of an 11% increase in gas sales volume from 99,815 MMcf in 1994 to 110,525 MMcf in 1995. The increase in volumes is principally due to a 5% increase in the average annual customer base to approximately 965,000 customers for the twelve months ended December 31, 1995 compared with an average annual customer base of approximately 915,000 in 1994 as a result of the Missouri Acquisition on January 31, 1994. Gas purchase costs were affected by the increase in sales volume but was partially offset by a decrease in the average cost of gas to $2.44 per Mcf in 1995 from $2.61 per Mcf in 1994 as a result of spot market prices. Operating revenues and gas purchase costs were also slightly impacted by colder weather conditions in late calendar year 1995. Weather for the Texas and Oklahoma opera-tions for the twelve-month period ended December 31, 1995 was 88% of normal compared with 84% of normal weather in 1994. Missouri Gas Energy's service territories experienced 99% of normal weather for the twelve-month period ended December 31, 1995 compared with 87% of normal weather in 1994. Missouri Gas Energy contributed operating revenues and gas purchase costs of $305,980,000 and $173,183,000, respectively for the twelve-month period ended December 31, 1995 compared with $261,342,000 and $148,661,000, respectively, in 1994. The remaining operations of the Company were responsible for a decrease in both operating revenue of $16,849,000 and gas purchase costs of $15,443,000, primarily due to a reduction in volumes resulting from the warmer than normal weather in early calendar year 1995 as compared with 1994 and a decrease in the average cost per Mcf of gas, both previously discussed.

Operating margin for the twelve-month period ended December 31, 1995 was $244,284,000 compared with $225,574,000 in 1994. The increase in operating margin resulted primarily from the Missouri Acquisition which contributed approximately $20,116,000 to the overall increase in operating margin. In addition, effective
           SOUTHERN UNION COMPANY AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



October 15, 1993, the MPSC increased Missouri Gas Energy's natural gas rates by $9,750,000 annually. Due to the timing of the closing of the Missouri Acquisition on January 31, 1994, the Company's results of operations for the twelve months ended December 31, 1994 do not include the full effect of this rate increase.

Operating expenses, which include operating, maintenance and general expenses, taxes other than on income and depreciation and amortization, were $173,243,000 for the twelve-month period ended December 31, 1995, a decrease of 5%, compared with operating expenses of $181,549,000 in 1994. The decrease in these expenses is principally due to the overall decrease in operating expenses attributable to operating efficiencies achieved since the Missouri Acquisition of approximately $3,853,000. The remaining operations of the Company were responsible for a decrease in operating expenses of approximately $4,453,000 as a result of ongoing efforts to reduce costs and improve efficiencies.

Interest expense on long-term debt was $36,268,000 for the twelve-month period ended December 31, 1995, a decrease of $303,000, compared with $36,571,000 in 1994. The decrease in interest expense is the result of the issuance of $100,000,000 of Preferred Securities on May 17, 1995, which was used to repur-chase $35,000,000 of outstanding 7.60% Senior Notes during June and July 1995. Additionally, the proceeds from the 7.60% Senior Notes issued on January 31, 1994 were used to retire $105,000,000 in various higher interest debentures and notes.
See "Capitalization" in the Notes to the Consolidated Financial Statements for the quarter ended December 31, 1995 included herein.

Dividends on preferred securities of subsidiary trust were $5,899,000 for the twelve-month period ended December 31, 1995, compared with nil in 1994, previously discussed. See "Preferred Securities of Subsidiary Trust" in the Notes to the Consolidated Financial Statements for the quarter ended December 31, 1995.

Other income for the twelve-month period ended December 31, 1995 was $4,417,000 compared with $3,151,000 in 1994. Other income for the twelve-month period ended December 31, 1995 included approxi-mately $3,920,000 related to the deferral of interest expense associated with the Missouri Gas Energy Safety Program and net rental income from Lavaca Realty of approximately $1,425,000.
This was partially offset by estimated costs of $500,000 to close Econofuel's Tech Center, previously discussed. Other income for the twelve-month period ended December 31, 1994 included net rental income from Lavaca Realty of approximately $1,262,000; approximately $1,253,000 related to the deferral of interest expense associated with the Missouri Gas Energy Safety Program; investment interest and interest on notes receivable of approximately $732,000; and approximately $403,000 from gas appliance merchandising. This was partially offset by other expense of $750,000 to record the write-down of certain real estate, discussed above.

For the twelve-month period ended December 31, 1995, federal and state income taxes increased $9,295,000 over the same period in 1994 due primarily to improved pre-tax earnings as discussed above. The Company's consolidated federal and state effective income tax rate was 40% for both the twelve-month periods ended December 31, 1995 and 1994.

           SOUTHERN UNION COMPANY AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following table sets forth certain information regarding the Company's gas utility operations for the three- and twelve-month periods ended December 31, 1995 and 1994:

                              Three Months       Twelve Months
                           Ended December 31,  Ended December 31,
                             1995      1994     1995(a)   1994(a)
                           --------  --------  --------  --------

Average number of gas
  sales customers served:
    Residential...........  872,891   866,797   871,261   828,839
    Commercial............   88,457    87,311    89,434    82,542
    Industrial and
      irrigation..........      703       637       705       756
    Public authorities
      and other...........    2,765     2,796     2,791     2,695
    Pipeline and
      marketing...........      539       387       513       409
                           --------  --------  --------  --------
      Total average
        customers served..  965,355   957,928   964,704   915,241
                           ========  ========  ========  ========

Gas sales in millions of
  cubic feet (MMcf)
    Residential...........   16,794    14,820    64,901    56,729
    Commercial............    7,579     6,648    29,695    25,947
    Industrial and
      irrigation..........      598       611     2,292     2,077
    Public authorities
      and other...........      605       725     3,147     2,740
    Pipeline and
      marketing...........    3,066     1,809     9,478     7,592
                           --------  --------  --------  --------
      Gas sales billed....   28,642    24,613   109,513    95,085
    Net change in
      unbilled gas sales..    7,723     6,191     1,012     4,730
                           --------  --------  --------  --------
      Total gas sales.....   36,365    30,804   110,525    99,815
                           ========  ========  ========  ========

Gas sales revenues
  (thousands of dollars):
    Residential........... $ 91,958  $ 72,820  $325,228  $305,910
    Commercial............   36,128    27,845   127,005   118,381
    Industrial and
      irrigation..........    2,286     1,813     8,752     8,283
    Public authorities
      and other...........    2,046     2,305     7,639    10,031
    Pipeline and
      marketing...........    6,470     3,952    19,365    17,636
                           --------  --------  --------  --------
      Gas revenues billed.  138,888   108,735   487,989   460,241
    Net change in
      unbilled gas sales
      revenues............   34,272    27,634     7,129    17,968
                           --------  --------  --------  --------
        Total gas
          sales revenues.. $173,160  $136,369  $495,118  $478,209
                           ========  ========  ========  ========
Gas sales margin
  (thousands of dollars).. $ 66,558  $ 58,735  $225,307  $217,477
                           ========  ========  ========  ========

Gas sales revenue per
  thousand cubic feet
  (Mcf) billed:
    Residential........... $  5.476  $  4.914  $  5.011  $  5.392
    Commercial............    4.767     4.188     4.277     4.562
    Industrial and
      irrigation..........    3.825     2.967     3.819     3.988
    Public authorities
      and other...........    3.383     3.179     2.428     3.661
    Pipeline and
      marketing...........    2.110     2.185     2.043     2.323

Weather effect:
  Degree days:
    Texas and Oklahoma
      service territories.      720       606     1,792     1,663
    Missouri service
      territories.........    1,980     1,594     5,206     3,574
  Percent of normal,
    based on 30-year
    average:
      Texas and Oklahoma
        service
        territories.......      92%       79%       88%       84%
      Missouri service
        territories.......     101%       81%       99%       87%

Gas transported in
  millions of cubic
  feet (MMcf).............   15,542    16,864    52,834    56,043
Gas transportation
  revenues (thousands
  of dollars)............. $  5,268  $  4,546  $ 15,346  $ 14,299

--------------------
(a) Missouri Gas Energy, a division of Southern Union, was acquired on January 31, 1994 and its results of operations were included in the Company's consolidated results of operations beginning February 1, 1994. For this reason, the consolidated results of operations of the Company for the period subsequent to the acquisition are not comparable to prior periods.

           SOUTHERN UNION COMPANY AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION

The Company's gas utility operations are seasonal in nature with a significant percentage of the annual revenues and earnings occurring in the traditional heating-load months. This seasonality results in a high level of cash flow needs during the peak winter heating season months, resulting from the required payments to natural gas suppliers in advance of the receipt of cash payments from the Company's customers. The Company has historically used internally generated funds and its revolving loan and credit facilities to provide funding for its seasonal working capital, continuing construction and maintenance programs and operational requirements.

The principal sources of funds during the three-month period ended December 31, 1995 included approximately $13,000,000 from the Com-pany's available credit facility and $1,143,000 in cash flow from operations. These sources provided funds for additions to property, plant and equipment of approximately $14,652,000 and other working capital needs of the Company.

The principal sources of funds during the six-month period ended December 31, 1995 included approximately $13,000,000 from the Com-pany's available credit facility and approximately $19,582,000 from the maturity of short-term investments. These sources, along with beginning cash balances of $39,015,000, provided funds for addi-tions to property, plant and equipment of approximately $28,712,000, the repayment of long-term debt of approximately $19,806,000 and provided other seasonal working capital needs of the Company. The beginning cash balances resulted from the May 17, 1995 Preferred Securities offering discussed below.

The effective interest rate under the Company's current debt structure is approximately 7.8% (including interest and the amortization of debt issuance costs and redemption premiums on refinanced debt).

The Company has availability under a $100,000,000 revolving credit facility with a three-year term (the "Revolving Credit Facility") underwritten by Texas Commerce Bank, N. A. and syndicated to four additional banks. Borrowings under the Revolving Credit Facility are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. At
June 30, 1995 the outstanding balance under the Revolving Credit Facility was nil. The amount outstanding under the Revolving Credit Facility at December 31, 1995 and February 2, 1996 was approximately $13,000,000 and $20,800,000, respectively.

On May 17, 1995, Southern Union Financing I (the "Subsidiary Trust"), a consolidated wholly-owned subsidiary of Southern Union, issued $100,000,000 of 9.48% Trust Originated Preferred Securities (the "Preferred Securities"). In connection with the Subsidiary Trust's issuance of the Preferred Securities and the related pur-chase by Southern Union of all of the Subsidiary Trust's common securities, Southern Union issued to the Subsidiary Trust $103,092,800 principal amount of its 9.48% Subordinated Deferrable Interest Notes, due 2025. The issuance of the Preferred Securities was part of a $300,000,000 shelf registration filed with the Securities and Exchange Commission on March 29, 1995. Southern Union may sell a combination of preferred securities of financing trusts and senior and subordinated debt securities of Southern Union of approximately $200,000,000 (the remaining shelf) from time to time at prices determined at the time of any offering. The net proceeds from the $100,000,000 Preferred Securities offering have been used to repurchase $35,000,000 of 7.60% Senior Debt Securities in June and July, 1995 and have provided working capital for seasonal needs.

          SOUTHERN UNION COMPANY AND SUBSIDIARIES

           RESULTS OF VOTES OF SECURITY HOLDERS



Southern Union held its Annual Meeting of Stockholders on
November 7, 1995. The following matters were submitted for a vote and approved by Southern Union's security holders: (i) the election of four persons to serve as the Class II directors until the 1998 Annual Meeting of Stockholders or until their successors are duly elected and qualified and (ii) approval of a proposal to increase employee contributions subject to Company matching from two percent to five percent under the Southern Union Company Supplemental Deferred Compensation Plan.

The number of votes cast in favor, abstain or withheld for each nominee for director, and for any proposal voted on at the Annual
Meeting of Stockholders, were:

                                       For     Abstain  Withheld
                                   ----------  -------  --------

Election of nominees as
  Class II Directors:
    Aaron I. Fleischman........    10,609,661     --     65,913
    Kurt A. Gitter, M.D........    10,604,264     --     71,310
    Adam M. Lindemann..........    10,613,175     --     62,399
    George Rountree, III.......    10,609,578     --     65,996

Proposal to increase employee
  contributions subject to Com-
  pany matching from two per-
  cent to five percent under
  the Southern Union Company
  Supplemental Deferred Com-
  pensation Plan...............    10,618,834   10,962   36,309

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



Date February 9, 1996           By RONALD J. ENDRES
     ----------------              ----------------
                                   Ronald J. Endres
                                   Senior Vice President of
                                   Administration, and
                                   Chief Financial Officer




Date February 9, 1996           By DAVID J. KVAPIL
     ----------------              ---------------
                                   David J. Kvapil
                                   Vice President and Controller
                                   (Principal Accounting Officer)