Form 10-Q
period 1996-03-31
SOUTHERN UNION CO
filed 1996-05-14
CIK 203248

=================================================================



         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D. C.  20549
                           ----------

                           FORM 10-Q

                 For the quarterly period ended

                        March 31, 1996



                  Commission File No. 1-6407
                           ----------

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

 Title of each class   Name of each exchange in which registered
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

The number of shares of the registrant's Common Stock outstanding on April 30, 1996 was 16,219,918.

=================================================================

                 SOUTHERN UNION COMPANY AND SUBSIDIARIES
                                 FORM 10-Q
                              March 31, 1996
                                   Index




PART I.  FINANCIAL INFORMATION                            Page(s)
                                                          -------

  Item 1.  Financial Statements

           Statements of consolidated operations -
             three, nine and twelve months ended
             March 31, 1996 and 1995

           Consolidated balance sheet - March 31,
             1996 and 1995 and June 30, 1995

           Statement of common stockholders'
             equity - nine months ended March 31,
             1996 and twelve months ended June 30,
             1995

           Statements of consolidated cash flows -
             three, nine and twelve months ended
             March 31, 1996 and 1995

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

           (See "CONTINGENCIES" under Notes to
             Consolidated Financial Statements)

  Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibit 11 -- Computation of primary
                  and fully diluted earnings per share

           (b)  Exhibit 27 -- Financial Data Schedule

           (c)  Reports on Form 8-K -- None

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                     STATEMENT OF CONSOLIDATED OPERATIONS



                                             Three Months Ended
                                                  March 31,
                                           ----------------------
                                              1996        1995
                                           ----------  ----------
                                           (thousands of dollars,
                                            except shares and per
                                               share amounts)

Operating revenues....................     $ 275,028   $ 179,626
Gas purchase costs....................       178,454      99,749
                                           ---------   ---------
Operating margin......................        96,574      79,877
                                           ---------   ---------

Operating expenses:
  Operating, maintenance and general..        26,064      23,408
  Taxes, other than on income.........        19,378      13,258
  Depreciation and amortization.......         8,003       7,944
                                           ---------   ---------
    Total operating expenses..........        53,445      44,610
                                           ---------   ---------

    Net operating revenues............        43,129      35,267
                                           ---------   ---------

Other income (expenses):
  Interest on long-term debt...........       (8,727)     (9,365)
  Other interest.......................         (269)       (530)
  Dividends on preferred securities of
    subsidiary trust...................       (2,370)       --
  Other, net...........................        2,221       1,045
                                           ---------   ---------
    Total other expenses, net..........       (9,145)     (8,850)
                                           ---------   ---------

    Earnings before income taxes.......       33,984      26,417

Federal and state income taxes.........       13,435      10,264
                                           ---------   ---------

Net earnings available for common
  stock................................    $  20,549   $  16,153
                                           =========   =========

Earnings per common and common share
  equivalents..........................    $    1.22   $     .98
                                           =========   =========

Weighted average common and common
  share equivalents outstanding........   16,775,548  16,427,227
                                          ==========  ==========


See accompanying notes to the consolidated financial statements.

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

               STATEMENT OF CONSOLIDATED OPERATIONS


                                             Nine Months Ended
                                                 March 31,
                                          -----------------------
                                             1996         1995
                                          ----------   ----------
                                           (thousands of dollars,
                                            except shares and per
                                               share amounts)

Operating revenues.....................   $ 526,195    $ 396,573
Gas purchase costs.....................     312,885      206,208
                                          ---------    ---------
  Operating margin.....................     213,310      190,365
                                          ---------    ---------

Operating expenses:
  Operating, maintenance and general...      79,540       79,877
  Taxes, other than on income..........      39,677       32,003
  Depreciation and amortization........      25,120       24,008
                                          ---------    ---------
    Total operating expenses...........     144,337      135,888
                                          ---------    ---------

    Net operating revenues.............      68,973       54,477
                                          ---------    ---------

Other income (expenses):
  Interest on long-term debt...........     (26,282)     (28,100)
  Other interest.......................      (1,018)      (2,024)
  Dividends on preferred securities of
    subsidiary trust...................      (7,110)        --
  Other, net...........................       4,591        2,675
                                          ---------    ---------
    Total other expenses, net..........     (29,819)     (27,449)
                                          ---------    ---------

    Earnings before income taxes.......      39,154       27,028

Federal and state income taxes.........      15,457       10,486
                                          ---------    ---------

Net earnings available for common
  stock................................   $  23,697    $  16,542
                                          =========    =========

Earnings per common and common share
  equivalents..........................   $    1.42    $    1.01
                                          =========    =========

Weighted average common and common
  share equivalents outstanding........  16,630,497   16,412,362
                                         ==========   ==========

See accompanying notes to the consolidated financial statements.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

             STATEMENT OF CONSOLIDATED OPERATIONS



                                            Twelve Months Ended
                                                 March 31,
                                          -----------------------
                                             1996         1995
                                          ----------   ----------
                                          (thousands of dollars,
                                           except shares and per
                                               share amounts)

Operating revenues.....................   $ 609,604    $ 488,999
Gas purchase costs.....................     348,516      252,722
                                          ---------    ---------
  Operating margin.....................     261,088      236,277
                                          ---------    ---------

Operating expenses:
  Operating, maintenance and general...     102,034      109,463
  Taxes, other than on income..........      46,954       39,921
  Depreciation and amortization........      33,195       31,388
                                          ---------    ---------
    Total operating expenses...........     182,183      180,772
                                          ---------    ---------

    Net operating revenues.............      78,905       55,505
                                          ---------    ---------

Other income (expenses):
  Interest on long-term debt...........     (35,630)     (37,848)
  Other interest.......................      (1,428)      (2,123)
  Dividends on preferred securities of
    subsidiary trust...................      (8,269)        --
  Other, net...........................       5,592        3,548
                                          ---------    ---------
    Total other expenses, net..........     (39,735)     (36,423)
                                          ---------    ---------

    Earnings before income taxes.......      39,170       19,082

Federal and state income taxes.........      15,946        7,604
                                          ---------    ---------

Net earnings available for common
  stock................................   $  23,224    $  11,478
                                          =========    =========

Earnings per common and common share
  equivalents..........................   $    1.40    $     .70
                                          =========    =========
Weighted average common and common
  share equivalents outstanding........  16,589,840   16,408,297
                                         ==========   ==========


See accompanying notes to the consolidated financial statements.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEET

                          ASSETS



                                     March 31,         June 30,
                              ----------------------
                                 1996        1995        1995
                              ----------  ----------  ----------
                                    (thousands of dollars)

Property, plant and
  equipment:
    Plant in service.......   $  916,358  $  859,472  $  882,769
    Construction work in
      progress.............       11,148      24,108      14,670
                              ----------  ----------  ----------
                                 927,506     883,580     897,439
    Less accumulated
      depreciation and
      amortization.........     (318,182)   (297,704)   (303,327)
                              ----------  ----------  ----------
                                 609,324     585,876     594,112
    Additional purchase
      cost assigned to
      utility plant, net...      141,825     148,648     144,629
                              ----------  ----------  ----------

    Net property, plant
      and equipment........      751,149     734,524     738,741
                              ----------  ----------  ----------


Current assets:
  Cash and cash
    equivalents............       38,436       5,730      39,015
  Short-term investments...         --          --        19,582
  Accounts receivable,
    billed and unbilled....      119,661      70,830      35,465
  Inventories, principally
    at average cost........        5,787      19,015      23,561
  Deferred gas purchase
    costs due from
    customers..............         --          --         7,641
  Prepayments and other....          685       1,616       1,349
                              ----------  ----------  ----------

    Total current assets...      164,569      97,191     126,613
                              ----------  ----------  ----------

Deferred charges...........      114,933     110,296     114,167
Investment securities......       10,763        --          --
Real estate................       10,312      10,803      10,742
Other assets...............        3,574       2,540       2,334
                              ----------  ----------  ----------



  Total                       $1,055,300  $  955,354  $  992,597
                              ==========  ==========  ==========

See accompanying notes to the consolidated financial statements.

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEET (Continued)

               STOCKHOLDERS' EQUITY AND LIABILITIES



                                     March 31,         June 30,
                              ----------------------
                                 1996        1995        1995
                              ----------  ----------  ----------
                                    (thousands of dollars)

Common stockholders' equity:
  Common stock, $1 par
    value; authorized
    50,000,000 shares;
    issued 16,269,778
    shares at March 31,
    1996..................    $   16,270  $   11,570  $   11,570
  Premium on common stock.       205,993     198,818     198,819
  Less treasury stock,
    at cost...............          (794)       (794)       (794)
  Retained earnings.......        28,489      16,542      16,069
                              ----------  ----------  ----------

  Total common stock-
    holders' equity.......       249,958     226,136     225,664
                              ----------  ----------  ----------

Company-obligated manda-
  torily redeemable pre-
  ferred securities of
  subsidiary trust
  holding solely
  $103,093,000 principal
  amount of 9.48% sub-
  ordinated notes of
  Southern Union due
  2025....................       100,000        --       100,000

Long-term debt............       441,054     478,062     462,503
                              ----------  ----------  ----------

  Total capitalization....       791,012     704,198     788,167

Current liabilities:
  Long-term debt due
    within one year.......           601         956         770
  Notes payable...........          --        18,000        --
  Accounts payable........        49,789      41,968      28,784
  Federal, state and
    local taxes...........        31,266      19,791       6,310
  Accrued interest........         5,981       6,323      15,194
  Accrued dividends on
    preferred securities
    of subsidiary trust...         2,370        --          --
  Customer deposits.......        15,670      14,192      14,166
  Deferred gas purchase
    costs due to
    customers.............        16,167      15,215         --
  Other...................        17,230      14,987      13,621
                              ----------  ----------  ----------

    Total current
      liabilities.........       139,074     131,432      78,845
                              ----------  ----------  ----------

Deferred credits and
  other liabilities.......        86,393      89,224      89,529
Accumulated deferred
  income taxes............        38,821      30,500      36,056
Commitments and
  contingencies...........          --          --          --
                              ----------  ----------  ----------

  Total...................    $1,055,300  $  955,354  $  992,597
                              ==========  ==========  ==========


See accompanying notes to the consolidated financial statements.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

             STATEMENT OF COMMON STOCKHOLDERS' EQUITY



                     Common  Premium
                     Stock,     on   Treasury
                     $1 Par   Common  Stock,   Retained
                      Value   Stock   at Cost  Earnings   Total
                     ------ -------- --------  --------  --------
                               (thousands of dollars)

Balance July 1,
  1994..........    $11,497 $198,272 $   (794) $   --    $208,975

  Net earnings..       --       --       --      16,069    16,069

  Exercise of
    stock
    options.....         73      547     --        --         620
                    ------- -------- --------  --------  --------


Balance June 30,
  1995..........     11,570  198,819     (794)   16,069   225,664

  Net earnings..       --       --       --      23,697    23,697

  5% stock
    dividend....        576   10,701     --     (11,277)     --

  Four-for-
    three stock
    split.......      4,054   (4,054)    --        --        --

  Exercise of
    stock
    options.....         70      527     --        --         597
                    ------- -------- --------  --------  --------

Balance March 31,
  1996..........    $16,270 $205,993 $   (794) $ 28,489  $249,958
                    ======= ======== ========  ========  ========


See accompanying notes to the consolidated financial statements.

                SOUTHERN UNION COMPANY AND SUBSIDIARIES

                  STATEMENT OF CONSOLIDATED CASH FLOWS



                                             Three Months Ended
                                                  March 31,
                                           ----------------------
                                              1996        1995
                                           ----------  ----------
                                           (thousands of dollars)

Cash flows from operating activities:
  Net earnings...........................  $  20,549   $  16,153
  Adjustments to reconcile net earnings
    to net cash flows from operating
    activities:
      Depreciation and amortization......      8,003       7,944
      Deferred income taxes..............      1,448       1,120
      Other, net.........................        647      (2,305)
      Changes in assets and liabilities:
        Accounts receivable, billed and
          unbilled.......................    (11,328)     18,032
        Accounts payable.................      3,145      (4,421)
        Taxes and other liabilities......      6,224      (1,456)
        Deferred gas purchase costs......     27,536      (7,910)
        Inventories......................     18,871      20,373
        Other............................        105         983
                                           ---------   ---------
          Net cash flow from operating
            activities...................     75,200      48,513
                                           ---------   ---------

Cash flow from (used in) investing
  activities:
    Additions to property, plant and
      equipment..........................     (9,021)    (13,758)
    Net change in customer advances......        605       1,168
    Net change in deferred charges.......      2,658     (1,878)
    Net change in deferred credits.......     (6,729)     (3,487)
    Purchase of investment securities....     (9,300)       --
    Other, net...........................     (1,556)      1,308
                                           ---------   ---------

      Net cash flows used in investing
        activities.......................    (23,343)    (16,647)
                                           ---------   ---------

Cash flow from (used in) financing
  activities:
    Net payments under revolving credit
      facility...........................    (13,000)    (26,000)
    Repayment of debt....................     (1,288)       (660)
    Other, net...........................         47         524
                                           ---------   ---------

      Net cash flows used in financing
        activities.......................    (14,241)    (26,136)
                                           ---------   ---------

Increase in cash and cash equivalents....     37,616       5,730
Cash and cash equivalents at beginning
  of period..............................        820        --
                                           ---------   ---------

Cash and cash equivalents at end of
  period.................................  $  38,436   $   5,730
                                           =========   =========


Supplemental disclosures of cash flow
  information:
    Cash paid during the period for:
      Interest...........................  $  16,904   $  18,974
                                           =========   =========
      Income taxes.......................  $     783   $     535
                                           =========   =========

See accompanying notes to the consolidated financial statements.

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

               STATEMENT OF CONSOLIDATED CASH FLOWS


                                              Nine Months Ended
                                                  March 31,
                                            ---------------------
                                               1996       1995
                                            ---------- ----------
                                           (thousands of dollars)

Cash flows from operating activities:
  Net earnings............................  $  23,697  $  16,542
  Adjustments to reconcile net earnings
    to net cash flows from operating
    activities:
      Depreciation and amortization.......     25,120     24,008
      Deferred income taxes...............      2,765        788
      Other, net..........................        619     (2,230)
      Changes in assets and liabilities:
        Accounts receivable, billed and
          unbilled........................    (87,379)   (18,259)
        Accounts payable..................     21,005      5,252
        Taxes and other liabilities.......     21,724     (1,598)
        Deferred gas purchase costs.......     23,808        (56)
        Inventories.......................     17,774     11,758
        Other.............................        899      1,486
                                            ---------  ---------
          Net cash flow from operating
            activities....................     50,032     37,691
                                            ---------  ---------

Cash flow from (used in) investing
  activities:
    Additions to property, plant and
      equipment...........................    (37,733)   (50,363)
    Net change in deferred charges and
      deferred credits....................     (1,633)    (6,743)
    Purchase of investment securities.....    (10,763)      --
    Decrease in short-term investments,
      net.................................     19,582       --
    Other, net............................        433      1,686
                                            ---------  ---------
      Net cash flows used in investing
        activities........................    (30,114)   (55,420)
                                            ---------  ---------

Cash flow from (used in) financing
  activities:
    Net borrowings under revolving credit
      facility............................       --       18,000
    Repayment of debt.....................    (21,094)    (1,041)
    Other, net............................        597        619
                                            ---------  ---------


      Net cash flows from (used in)
        financing activities..............    (20,497)    17,578
                                            ---------  ---------

Decrease in cash and cash equivalents.....       (579)      (151)
Cash and cash equivalents at beginning
  of period...............................     39,015      5,881
                                            ---------  ---------

Cash and cash equivalents at end of
  period..................................  $  38,436  $   5,730
                                            =========  =========

Supplemental disclosures of cash flow
  information:
    Cash paid during the period for:
      Interest............................  $  35,278  $  38,205
                                            =========  =========
      Income taxes (refunded).............  $  (4,405) $     517
                                            =========  =========


See accompanying notes to the consolidated financial statements.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

              STATEMENT OF CONSOLIDATED CASH FLOWS



                                             Twelve Months Ended
                                                  March 31,
                                            ---------------------
                                               1996       1995
                                            ---------- ----------
                                           (thousands of dollars)

Cash flows from operating activities:
  Net earnings............................  $  23,224  $  11,478
  Adjustments to reconcile net earnings
    to net cash flows from operating
    activities:
      Depreciation and amortization.......     33,195     31,388
      Deferred income taxes...............      7,886      8,664
      Other, net..........................      6,208     (1,796)
      Changes in assets and liabilities:
        Accounts receivable, billed and
          unbilled........................    (58,069)    33,041
        Accounts payable..................      7,821    (19,734)
        Taxes and other liabilities.......     15,746    (15,858)
        Deferred gas purchase costs.......        952      5,449
        Inventories.......................     13,228     (5,345)
        Other.............................      3,792      6,679
                                            ---------  ---------
          Net cash flow from operating
            activities....................     53,983     53,966
                                            ---------  ---------

Cash flow from (used in) investing
  activities:
    Additions to property, plant and
      equipment...........................    (54,812)   (65,841)
    Acquisition of operations, net of
      cash received.......................       --       (5,877)
    Collection of note receivable.........       --        6,000
    Net change in deferred charges and
      deferred credits....................      1,242    (6,434)
    Purchase of investment securities.....    (10,763)     --
    Other, net............................        523      1,703
                                            ---------  ---------
      Net cash flows used in investing
        activities........................    (63,810)   (70,449)
                                            ---------  ---------

Cash flow from (used in) financing
  activities:
    Net borrowings (payments) under
      revolving credit facility...........    (18,000)    18,000
    Repayment of debt.....................    (36,265)   (21,346)
    Proceeds from issuance of preferred
      securities of subsidiary trust......    100,000       --
    Issuance cost of preferred securities
      of subsidiary trust.................     (3,799)      --
    Other, net............................        597        252
                                            ---------  ---------

      Net cash flows from (used in)
        financing activities..............     42,533     (3,094)
                                            ---------  ---------

Increase (decrease) in cash and cash
  equivalents.............................     32,706    (19,577)
Cash and cash equivalents at beginning of
  period..................................      5,730     25,307
                                            ---------  ---------

Cash and cash equivalents at end of
  period..................................  $  38,436  $   5,730
                                            =========  =========

Supplemental disclosures of cash flow
  information:
    Cash paid during the period for:
      Interest............................  $  36,049  $  39,441
                                            =========  =========
      Income taxes (refunded).............  $  (2,355) $     754
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

The computation of both primary and fully diluted earnings per share is based on the weighted average number of outstanding com-mon shares during the period plus, when their effect is dilutive, common share equivalents consisting of certain shares subject to stock options and warrants.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" which establishes fair value-based accounting and reporting standards for all transac-tions in which a company acquires goods or services by issuing its equity securities, including all arrangements under which employees receive stock-based compensation. SFAS No. 123 encourages, but does not require, companies to adopt fair value accounting to recognize compensation expense for grants under stock-based compensation plans. However, companies must comply with the fair value disclosure requirements set forth in SFAS No. 123, which is effective for fiscal years beginning after December 15, 1995. The Company expects to adopt the reporting standards of SFAS No. 123, which should not impact the Company's financial statements.

INVESTMENT SECURITIES

At March 31, 1996, all securities covered by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securi-ties" were classified as available for sale and are intended to be held by the Company for an indefinite period of time. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders equity. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Statement of Consolidated Opera-tions when incurred.

As of March 31, 1996, investment securities consisted of common stock in which cost approximated fair value. These investment securities have subsequently declined in fair value and as of April 30, 1996, unrealized holding losses, net of tax benefits, amounted to approximately $1,026,000.

DIVESTITURE

On October 16, 1995, Southern Union Company entered into a pur-chase agreement to sell certain gas distribution operations of the Company in the Texas and Oklahoma Panhandles and to sell Western Gas Interstate Company ("WGI"), a wholly-owned subsidiary of the Company, exclusive of certain WGI assets in El Paso, Texas and WGI's Del Norte interconnect operation which transports natural gas into Mexico, for approximately $14,700,000. The sale has been approved by the Federal Energy Regulatory Commission ("FERC") and the Oklahoma Corporation Commission and was closed on May 1, 1996.

PREFERRED SECURITIES OF SUBSIDIARY TRUST

On May 17, 1995, Southern Union Financing I (the "Subsidiary Trust"), a consolidated wholly-owned subsidiary of Southern Union, issued $100,000,000 of 9.48% Trust Originated Preferred Securities (the "Preferred Securities"). In connection with the Subsidiary Trust's issuance of the Preferred Securities and the related purchase by Southern Union of all of the Subsidiary Trust's common securities (the "Common Securities"), Southern Union issued to the Subsidiary Trust $103,092,800 principal amount of its 9.48% Subordinated Deferrable Interest Notes, due 2025 (the "Subordinated Notes"). The sole assets of the Sub-sidiary Trust are and will be the Subordinated Notes. The interest and other payment dates on the Subordinated Notes correspond to the distribution and other payment dates on the Preferred Securities and the Common Securities. Under certain circumstances, the Subordinated Notes may be distributed to holders of the Preferred Securities and holders of the Common Securities in liquidation of the Subsidiary Trust. The Sub-ordinated Notes are redeemable at the option of the Company on or after May 17, 2000,

               SOUTHERN UNION COMPANY AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



at a redemption price of $25 per Subordinated Note plus accrued and unpaid interest. The Preferred Securities and the Common Securities will be redeemed on a pro rata basis to the same extent as the Subordinated Notes are repaid, at $25 per Preferred Security and Common Security plus accumulated and unpaid dis-tributions. Southern Union's obligations under the Subordinated Notes and related agreements, taken together, constitute a full and unconditional guarantee by Southern Union of payments due on the Preferred Securities. As of March 31, 1996, 4,000,000 shares of Preferred Securities were outstanding.

CAPITALIZATION

First mortgage bonds and other long-term debt outstanding, including current maturities, were as follows:

                                           March 31,     June 30,
                                             1996          1995
                                           ---------     --------
                                           (thousands of dollars)

First mortgage bonds:
  11.5% due 2000, retired in full
    March 15, 1996 -- collateralized by
    certain utility plant in service.....  $   --        $  1,200
Other long-term debt:
  7.60% Senior Notes due 2024............   440,000       460,000
  Other..................................     1,655         2,073
                                           --------      --------
  Total debt.............................   441,655       463,273
    Less current portion.................       601           770
                                           --------      --------
      Total long-term debt...............  $441,054      $462,503
                                           ========      ========

On July 20, 1995, $10,000,000 of Senior Debt Securities at $985 per $1,000 note were repurchased and on July 26, 1995, $10,000,000 at $963 per $1,000 note were repurchased with pro-ceeds from the Preferred Securities.

Subsequent to March 31, 1996, $11,000,000 of Senior Debt Securi-ties were repurchased at $941 per $1,000 note. No material gain or loss was recognized on this transaction.

STOCK DIVIDEND AND SPLIT

On February 13, 1996, the Board of Directors declared a four-for-three stock split distributed in the form of a 33 % stock divi-dend on March 11, 1996, to stockholders of record on February 23, 1996.

On November 27, 1995, Southern Union distributed its annual 5% common stock dividend to stockholders of record on November 15, 1995. A portion of the 5% stock dividend was characterized as a distribution of capital due to the level of the Company's retained earnings available for distribution as of the declara-tion date. The 5% stock dividend is consistent with the Board of Directors' decision in February 1994 to commence regular stock dividends of approximately 5% annually.

Unless otherwise stated, all per share data included in the accompanying consolidated financial statements and in these Notes to Consolidated Financial Statements has been restated to give effect to the stock dividend and stock split.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



UTILITY REGULATION AND RATES

Pursuant to a 1989 Missouri Public Service Commission ("MPSC") order, Missouri Gas Energy is engaged in a major gas safety pro-gram in its service territories. This program includes replace-ment of company- and customer-owned gas service and yard lines, the movement and resetting of meters, the replacement of cast iron mains and the replacement and cathodic protection of bare steel mains (the "Missouri Safety Program"). In recognition of the significant capital expenditures associated with this safety program, the MPSC permits the deferral, and subsequent recovery through rates, of depreciation expense, property taxes and asso-ciated carrying costs, related to the Missouri Safety Program. Missouri Gas Energy was required to continue the Missouri Safety Program and has deferred depreciation expense, property taxes and carrying costs of approximately $2,211,000 and $5,575,000 for the three- and nine-month periods ended March 31, 1996, respectively.

The continuation of the Missouri Safety Program will result in significant levels of future capital expenditures. The Company estimates incurring capital expenditures of approximately
$20,000,000 in fiscal 1996 related to this program.

As of the date of this filing, Missouri Gas Energy has filed a request for a rate increase primarily consisting of the recovery of certain capital expenditures incurred by Missouri Gas Energy for safety improvements under the Missouri Safety Program.

Under the order of the FERC docket Nos. RP 94-296 and PR 95-3, Williams Natural Gas Company, a supplier of gas to Missouri Gas Energy, is allowed recovery of certain previously unrecovered deferred gas costs of approximately $23,000,000. These costs were related to gas deliveries prior to April 30, 1994. Missouri Gas Energy filed a mechanism to recover these costs under case
GR 95-33 with the MPSC which was approved and allows recovery of these costs from its Missouri customers. The receivable and liability associated with these costs have been recorded as a deferred charge and a deferred credit, respectively, on the con-solidated balance sheet as of March 31, 1996 and 1995 and June 30, 1995.

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

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



that they assume the defense of and liability for any such claim that may be asserted. The Company does not believe the outcome of this matter will have a material adverse effect on its finan-cial position, results of operations or cash flows.

Southern Union and Western Resources entered into an Environmen-tal Liability Agreement (the "Environmental Liability Agreement") at the closing of the Missouri Acquisition. Subject to the accuracy of certain representations made by Western Resources in the Missouri Asset Purchase Agreement, the Environmental Liability Agreement provides for a tiered approach to the allo-cation of substantially all liabilities under environmental laws that may exist or arise with respect to Missouri Gas Energy. At the present time and based upon information available to manage-ment, the Company believes that the costs of any remediation efforts that may be required for these sites for which it may ultimately have responsibility will not exceed the aggregate amount subject to substantial sharing by Western Resources.

In addition to the Pine Street Canal Site and various Missouri Gas Energy sites described above, the Company is investigating the possibility that the Company or predecessor companies may have been associated with Manufactured Gas Plant ("MGP") sites in other of its past, principally in Arizona and New Mexico, and present service areas in Texas. At the present time, the Company is aware of certain plant sites in some of these areas and is investigating those and certain other locations.

The municipal owner of a property adjacent to one of the Com-pany's service locations has raised concerns over the continued operation of that property as a park due to its former use as a portion of a MGP site. The Texas Water Commission ("TWC"), in cooperation with the United States Environmental Protection Agency, conducted a site inspection and preliminary assessment of this MGP site. Correspondence received from the TWC in 1989 concluded in part that considering the site conditions, "no apparent problem is seen at this site" and that the site "did not appear at the time of our inspection to pose an apparent threat to the public or the environment." The city has now closed the park pending the performance of a risk assessment report. Based upon currently available information, Southern Union does not believe the outcome of this matter will have a material adverse effect on its financial position, results of operations or cash flows.

While the Company's evaluation of these Texas, Arizona and New Mexico MGP sites is in its preliminary stages, it is likely that some compliance costs may be identified and become subject to reasonable quantification. To the extent that such potential costs are quantified, the Company expects to provide any appro-priate accruals and seek recovery for such remediation costs through all appropriate means, including insurance and regulatory relief. Although significant charges to earnings could be required prior to rate recovery, management does not believe that environmental expenditures for such MGP sites will have a material adverse effect on the Company's financial position, results of operations or cash flows.

On June 1, 1994, Southern Union filed a lawsuit in the United States District Court for the Western District of Missouri, against Western Resources. The primary subject of the lawsuit, and the only remaining issues in the litigation, are the Com-pany's claims for damages against Western Resources for fraudu-lent misrepresentation, breach of contract, breach of covenant and other grounds arising out of certain gas supply and transpor-tation agreements with respect to the Missouri Acquisition. Southern Union is seeking damages in excess of $50,000,000.
Trial by jury is currently scheduled for June 1996.

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

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



In the Missouri Acquisition, the Company assumed the Missouri portion of certain obligations related to a 1990 settlement of a Wyoming Tight Sands anti-trust claim. To secure the refund of the settlement proceeds, the MPSC authorized the establishment of an independently administered trust to collect cash receipts under the Tight Sands settlement and repay credit-facility borrowings used for the lump sum payment. In the event the trust does not receive cash payments from the gas suppliers as provided by the Tight Sands settlement agreements, the Company is com-mitted to pay its applicable portion of the amount owed the lender of the credit-facility borrowings. The Company's allo-cable unpaid portion of the amount the trust owes the lender at March 31, 1996 was approximately $7,100,000.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 and 1995

Net earnings available for common stock increased 27% to $20,549,000 for the three-month period ended March 31, 1996 compared with net earnings of $16,153,000 for the same period in 1995. Earnings per common and common share equivalent during the period were $1.22 in 1996 compared with $.98 in 1995.

Operating revenues were $275,028,000 for the three-month period ended March 31, 1996, an increase of 53%, compared with operating revenues of $179,626,000 in 1995. Gas purchase costs for the three-month period ended March 31, 1996 were $178,454,000, an increase of 79%, compared with $99,749,000 in 1995. The Com pany's operating revenues are affected by the level of sales volumes and by the pass-through of increases or decreases in the Company's gas purchase costs through its purchased gas adjustment clauses. The increase in both operating revenues and gas pur-chase costs between periods was primarily the result of a 22% increase in gas sales volume to 54,746 MMcf in 1996 from 44,930 MMcf in 1995. The increase in sales volume was due to colder weather in the Company's service territories during this year's winter season along with improved sales results in nontraditional markets and increases in the customer base.

Weather in Missouri, which includes the city of Kansas City, Missouri, was 106% of 30-year average temperature ("30-year measure") for the three-month period ended March 31, 1996, compared with 91% of the 30-year measure in 1995. The Texas and Oklahoma service territories, which include the Texas cities of Austin and El Paso, experienced weather that was 93% of the 30-year measure in 1996, compared with 80% of the 30-year measure in 1995. (Weather in El Paso was 80% of the 30-year measure in 1996 and 70% of the 30-year measure in 1995.) Operating revenues and gas purchase costs were also affected by an increase in the average cost of gas from $2.22 per Mcf in 1995 to $3.26 per Mcf in 1996. The increase in the average cost of gas is primarily the result of increases in average spot market gas prices throughout the company's distribution system as a result of the increased price of natural gas during this past winter season.

Operating margin (operating revenues less gas purchase costs) for the three-month period ended March 31, 1996 was $96,574,000 com-pared to $79,877,000 in 1995. The increase in operating margin is the result of increased gas sales volumes, discussed above.

Operating expenses, which include operating, maintenance and general expenses, taxes other than on income, and depreciation and amortization, were $53,445,000 for the three-month period ended March 31, 1996, an increase of $8,835,000, compared with $44,610,000 in 1995. The increase is primarily a result of a 51% increase

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



in revenue-related taxes as a result of increased operating revenues, previously discussed, and a $2,656,000 increase in operating, maintenance and general expenses. The increase in operating, maintenance and general expenses from 1995 to 1996 is due to the timing of medical expenses incurred, severance costs at Missouri Gas Energy and an increase in general corporate expenses.

Dividends on preferred securities of subsidiary trust were $2,370,000 for the three-month period ended March 31, 1996, com-pared with nil in 1995. The dividends on preferred securities of subsidiary trust for the three-month period ended March 31, 1996 is the result of the issuance of $100,000,000 of 9.48% Trust Originated Preferred Securities ("Preferred Securities") on
May 17, 1995, by Southern Union Financing I, a consolidated wholly-owned subsidiary of Southern Union. See "Preferred Securities of Subsidiary Trust" in the Notes to the Consolidated Financial Statements for the quarter ended March 31, 1996.

Interest expense was $8,996,000 for the three-month period ended March 31, 1996, a decrease of 9%, compared to $9,895,000 in 1995. The decrease in interest expense is due to the repurchase of $35,000,000 of the Company's outstanding 7.60% Senior Notes during June and July 1995 with the net proceeds from the Pre-ferred Securities, discussed above. In addition, the net pro-ceeds from the Preferred Securities provided working capital for operations for the company, allowing for less borrowings from the Company's revolving credit facility during the three-month period ended March 31, 1996 as compared to the same period in 1995. See "Capitalization" in the Notes to the Consolidated Financial Statements for the quarter ended March 31, 1996.

Other income for the three-month period ended March 31, 1996 was $2,221,000, compared with $1,045,000 in 1995. Other income for the three-month period ended March 31, 1996 consists of approxi-mately $1,385,000 related to the deferral of interest expense associated with the Missouri Gas Energy Safety Program, approxi-mately $434,000 related to certain insurance and other claim refunds and approximately $348,000 of net rental income from Lavaca Realty Company ("Lavaca Realty"), the Company's real estate subsidiary. Other income for 1995 included approximately $740,000 related to the deferral of interest expense associated with the Missouri Gas Energy Safety Program and net rental income from Lavaca Realty of approximately $376,000.

For the three-month period ended March 31, 1996, federal and state income taxes increased $3,171,000, or 31%, over the same period in 1995 due primarily to an increase in pre-tax earnings as discussed above. The Company's consolidated federal and state effective income tax rate was 40% for the three months ended March 31, 1996 compared with 39% in 1995.

The three-month period ended March 31 is generally the Company's most profitable quarter. Because Missouri Gas Energy's rate structure collects a greater percentage of its margin in the winter heating season months, losses are expected during the upcoming quarters ended June 30 and September 30, 1996.

Nine Months Ended March 31, 1996 and 1995

The Company recorded net earnings available for common stock of $23,697,000 for the nine-month period ended March 31, 1996, an increase of 43%, compared with net earnings of $16,542,000 for the same in 1995. Earnings per share were $1.42 in 1996 compared with $1.01 in 1995.

Operating revenues were $526,195,000 for the nine-month period ended March 31, 1996, an increase of 33%, compared with operating revenues of $396,573,000 in 1995. Gas purchase costs for the nine-month period ended March 31, 1996 were $312,885,000, an increase of 52%, compared with $206,208,000 in 1995. Both operating

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



revenues and gas purchase costs increased in the nine-month period ended March 31, 1996 as a result of an 18% increase in gas sales volume from 87,379 MMcf in 1995 to 103,534 MMcf in 1996 and an increase in the average cost of gas to $3.02 per Mcf in 1996 from $2.36 per Mcf in 1995. The increase in volumes is princi-pally due to the colder weather experienced during this year's winter heating season along with improved sales results in non-traditional markets and increases in the customer base.

Missouri Gas Energy's service territories experienced weather that was 105% of the 30-year measure for the nine months ended March 31, 1996 compared to only 88% of the 30-year measure in 1995. Weather for the Texas and Oklahoma territories for the nine-month period ended March 31, 1996 was 94% of the 30-year measure compared to 80% of the 30-year measure in 1995. (El Paso experienced weather that was 81% of the 30-year measure in 1996 and 72% of the 30-year measure in 1995.) The increase in gas costs is due to the increase in average spot market gas prices, as discussed above.

Operating margin for the nine-month period ended March 31, 1996 was $213,310,000, an increase of 12%, compared with $190,365,000 in 1995. The increase in operating margin is the result of increased gas sales volumes due principally to colder weather experienced throughout the Company's service territories for the nine-month period ended March 31, 1996 compared with 1995, dis-cussed above.

Operating expenses, which include operating, maintenance and general expenses, taxes other than on income, and depreciation and amortization, were $144,337,000 for the nine-month period ended March 31, 1996, an increase of $8,449,000, compared with $135,888,000 in 1995. The increase is primarily a result of a 30% increase in revenue-related taxes as a result of increased operating revenues, previously discussed, and a $1,112,000 increase in depreciation and amortization due to significant software additions in late calendar year 1994.

Interest expense was $27,300,000 for the nine-month period ended March 31, 1996, a decrease of 9%, compared with $30,124,000 in 1995. The decrease in interest expense is due to the repurchase of $35,000,000 of 7.60% Senior Notes in June and July, 1995 and reduced short-term borrowings on the company's revolving credit facility during the nine-month period ended March 31, 1996 as compared to the same period in 1995, previously discussed. See "Capitalization" in the Notes to the Consolidated Financial Statements for the quarter ended March 31, 1996.

Dividends on preferred securities of subsidiary trust were $7,110,000 for the nine-month period ended March 31, 1996, com-pared with nil in 1995, previously discussed. See "Preferred Securities of Subsidiary Trust" in the Notes to the Consolidated Financial Statements for the quarter ended March 31, 1996.

Other income for the nine-month period ended March 31, 1996 was $4,591,000 compared with $2,675,000 in 1995. Other income for the nine-month period ended March 31, 1996 included approximately $3,662,000 related to the deferral of interest expense associated with the Missouri Gas Energy Safety Program, net rental income from Lavaca Realty of approximately $1,037,000 and approximately $434,000 related to certain insurance and other claim refunds. This was partially offset by estimated closing and liquidation costs of approximately $500,000 in connection with the closing of the Natural Gas Vehicle Technology Centers, L.L.P. (the "Tech Center"). The Tech Center is a joint venture between Econofuel Company ("Econofuel"), a wholly-owned subsidiary of the Company, and Natural Gas Development Company, Inc. of California. Other income for the nine-month period ended March 31, 1995 included approximately $1,716,000 related to the deferral of interest expense associated with the Missouri Gas Energy Safety Program; net rental income from Lavaca Realty of approximately $1,042,000; investment interest and interest on notes receivable of approxi-mately $272,000 and approximately $262,000 from gas appliance merchandising. This was partially offset by approximately $750,000 for the write-down to estimated fair market value of certain Lavaca Realty real estate held for sale.

           SOUTHERN UNION COMPANY AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



For the nine-month period ended March 31, 1996, federal and state income taxes increased $4,971,000 over the same period in 1995 due to improved pre-tax earnings as discussed above. The Com-pany's consolidated federal and state effective income tax rate was 39% for the nine month periods ended March 31, 1996 and 1995.

Twelve Months Ended March 31, 1996 and 1995

The Company recorded net earnings available for common stock of $23,224,000 for the twelve-month period ended March 31, 1996, an increase of 102%, compared with net earnings of $11,478,000 in 1995. Earnings per share were $1.40 in 1996 compared with $.70 in 1995.

Operating revenues were $609,604,000 for the twelve-month period ended March 31, 1996, an increase of 25%, compared with operating revenues of $488,999,000 in 1995. Gas purchase costs for the twelve-month period ended March 31, 1996 were $348,516,000, an increase of 38%, compared with gas purchase costs of $252,722,000 in 1995. Both operating revenues and gas purchase costs increased during the twelve-month period ended March 31, 1996 as a result of a 17% increase in gas sales volume from 103,579 MMcf in 1995 to 120,925 MMcf in 1996. Gas purchase costs were affected by the increase in sales volume as well as an increase in the average cost of gas to $2.88 per Mcf in 1996 from $2.44 per Mcf in 1995 as a result of spot market prices. Operating revenues and gas purchase costs for the twelve-month period ended March 31, 1996 were also impacted by colder weather conditions, improved sales results and increases in the customer base, noted above. Missouri Gas Energy's service territories experienced weather that was 107% of the 30-year measure for the twelve-month period ended March 31, 1996 compared with 88% in 1995. Weather for the Texas and Oklahoma operations for the twelve-month period ended March 31, 1996 was 95% of the 30-year measure compared with 79% in 1995.

Operating margin for the twelve-month period ended March 31, 1996 was $261,088,000 compared with $236,277,000 in 1995. The increase in operating margin is the result of increased gas sales volumes due principally to colder weather experienced throughout the company's service territories, discussed above.

Operating expenses, which include operating, maintenance and general expenses, taxes other than on income and depreciation and amortization, were $182,183,000 for the twelve-month period ended March 31, 1996, an increase of $1,411,000, compared with operating expenses of $180,772,000 in 1995. The increase is due to a 22% increase in revenue-related taxes as a result of increased operating revenues, previously discussed, and a $1,807,000 increase in depreciation and amortization due to significant software additions in late calendar year 1994. Offsetting this increase was a decrease in operating, maintenance and general expenses resulting from a decrease in payroll and related benefits due to a reduction in employees as well as other cost-cutting measures.

Interest expense was $37,058,000 for the twelve-month period ended March 31, 1996, a decrease of 7%, compared with $39,971,000 in 1995. The decrease in interest expense is the result of the issuance of $100,000,000 of Preferred Securities on May 17, 1995, which was used to repurchase $35,000,000 of outstanding 7.60% Senior Notes during June and July 1995. The proceeds from the 7.60% Senior Notes issued on January 31, 1994 were used to retire $105,000,000 in various higher interest debentures and notes. Additionally, the Company had reduced short-term borrowings on the revolving credit facility during the twelve-month period ended March 31, 1996 as compared to the same period in 1995, previously discussed. See "Capitalization" in the Notes to the Consolidated Financial Statements for the quarter ended March 31, 1996 included herein.

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Dividends on preferred securities of subsidiary trust were $8,269,000 for the twelve-month period ended March 31, 1996, compared with nil in 1995, previously discussed. See "Preferred Securities of Subsidiary Trust" in the Notes to the Consolidated Financial Statements for the quarter ended March 31, 1996.

Other income for the twelve-month period ended March 31, 1996 was $5,592,000 compared with $3,548,000 in 1995. Other income for the twelve-month period ended March 31,1996 primarily consisted of approximately $4,565,000 related to the deferral of interest expense associated with the Missouri Gas Energy Safety Program and net rental income from Lavaca Realty of approximately $1,398,000. This was partially offset by estimated costs of $500,000 to close Econofuel's Tech Center, previously discussed. Other income for the twelve-month period ended March 31, 1995 included approximately $1,912,000 related to the deferral of interest expense associated with the Missouri Gas Energy Safety Program; net rental income from Lavaca Realty of approximately $1,371,000; investment interest and interest on notes receivable of approximately $646,000; and approximately $305,000 from gas appliance merchandising. This was partially offset by other expense of $750,000 to record the write-down of certain real estate, discussed above.

For the twelve-month period ended March 31, 1996, federal and state income taxes increased $8,342,000 over the same period in 1995 due to improved pre-tax earnings as discussed above. The Company's consolidated federal and state effective income tax rate was 41% for the twelve-month period ended March 31, 1996 compared with 40% in 1995.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following table sets forth certain information regarding the Company's gas utility operations for the three- and twelve-month periods ended March 31, 1996 and 1995:

                          Three Months          Twelve Months
                         Ended March 31,       Ended March 31,
                         1996       1995       1996       1995
                      ---------- ---------- ---------- ----------

Average number of
  gas sales custo-
  mers served:
    Residential....     880,604    878,493    871,788    866,525
    Commercial.....      92,683     92,328     89,523     88,402
    Industrial and
      irrigation...         677        717        695        697
    Public autho-
      rities and
      other........       2,883      2,854      2,799      2,748
    Pipeline and
      marketing....         423        343        533        432
                      ---------  ---------  ---------  ---------
      Total average
        customers
        served.....     977,270    974,735    965,338    958,444
                      =========  =========  =========  =========

Gas sales in
  millions of
  cubic feet (MMcf)
    Residential....      35,263     31,543     68,621     62,776
    Commercial.....      14,900     13,475     31,120     28,806
    Industrial and
      irrigation...         694        638      2,348      2,364
    Public autho-
      rities and
      other........       1,314      1,268      3,193      2,713
    Pipeline and
      marketing....       4,126      1,766     11,838      7,670
                      ---------  ---------  ---------  ---------
      Gas sales
        billed.....      56,297     48,690    117,120    104,329
    Net change in
      unbilled gas
      sales........      (1,551)    (3,760)     3,805       (750)
                      ---------  ---------  ---------  ---------
      Total gas
        sales......      54,746     44,930    120,925    103,579
                      =========  =========  =========  =========

Gas sales revenues
  (thousands of
  dollars):
    Residential....   $ 178,893  $ 130,853  $ 367,846  $ 304,488
    Commercial.....      74,736     52,814    146,333    118,175
    Industrial and
      irrigation...       3,891      2,412     10,185      8,610
    Public autho-
      rities and
      other........       4,708      4,008      8,203      9,079
    Pipeline and
      marketing....       9,241      3,613     24,993     17,298
                      ---------  ---------  ---------  ---------
      Gas sales
        revenues
        billed.....     271,469    193,700    557,560    457,650
    Net change in
      unbilled gas
      sales
      revenues.....      (5,522)   (21,768)    23,482     (8,080)
                      ---------  ---------  ---------  ---------
      Total gas
        sales
        revenues...   $ 265,947  $ 171,932  $ 581,042  $ 449,570
                      =========  =========  =========  =========

Gas sales margin
  (thousands of
  dollars).........   $  87,493  $  72,183  $ 232,526  $ 196,848
                      =========  =========  =========  =========

Gas sales revenue
  per thousand
  cubic feet
  (Mcf) billed:
    Residential....   $   5.073  $   4.148  $   5.361  $   4.850
    Commercial.....       5.016      3.919      4.702      4.102
    Industrial and
      irrigation...       5.607      3.781      4.338      3.642
    Public autho-
      rities and
      other........       3.583      3.161      2.569      3.346
    Pipeline and
      marketing....       2.240      2.046      2.111      2.255

Weather effect:
  Degree days:
    Texas and
      Oklahoma
      service
      territories..       1,102        957      1,913      1,638
    Missouri
      service
      territories..       2,958      2,527      5,617      4,632
  Percent of 30-
    year measure:
      Texas and
        Oklahoma
        service
        terri-
        tories.....          93%        80%        95%        79%
      Missouri
        service
        terri-
        tories.....         106%        91%       107%        88%

Gas transported in
  millions of
  cubic feet
  (MMcf)...........      15,896     17,289     66,983     61,188
Gas transportation
  revenues
  (thousands of
  dollars).........   $   5,952  $   5,422  $  21,144  $  16,142

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

The principal source of funds during the three-month period ended March 31, 1996 included approximately $75,200,000 in cash flow from operations. This source provided funds for the purchase of investment securities of approximately $9,300,000, additions to property, plant and equipment of approximately $9,021,000, pay-ments of $13,000,000 on the Company's credit facility and other working capital needs of the Company. As of March 31, 1996, the Company had ending cash balances of $38,436,000.

The principal sources of funds during the nine-month period ended March 31, 1995 included approximately $50,032,000 in cash flow from operations and approximately $19,582,000 from the maturity of short-term investments. These sources, along with beginning cash balances of $39,015,000, provided funds for additions to property, plant and equipment of approximately $37,733,000, the repayment of long-term debt of approximately $21,094,000, in-vestment security purchases of approximately $10,763,000 and other seasonal working capital needs of the Company. The sig-nificant beginning cash balances resulted from the May 17, 1995 Preferred Securities offering discussed below.

The effective interest rate under the Company's current debt structure is approximately 7.8% (including interest and the amortization of debt issuance costs and redemption premiums on refinanced debt).

The Company has availability under a $100,000,000 revolving credit facility with a three year term (the "Revolving Credit Facility") underwritten by Texas Commerce Bank, N.A. and syndi-cated to four additional banks. Borrowings under the Revolving Credit Facility are available for Southern Union's working capital, letter of credit requirements and other general corpo-rate purposes. At June 30, 1995, March 31, 1996 and April 30, 1996, the outstanding balance under the Revolving Credit Facility was nil.

On May 17, 1995, Southern Union Financing I (the "Subsidiary Trust"), a consolidated wholly-owned subsidiary of Southern Union, issued $100,000,000 of 9.48% Trust Originated Preferred Securities (the "Preferred Securities"). In connection with the Subsidiary Trust's issuance of the Preferred Securities and the related purchase by Southern Union of all of the Subsidiary Trust's common securities, Southern Union issued to the Sub-sidiary Trust $103,092,800 principal amount of its 9.48% Sub-ordinated Deferrable Interest Notes, due 2025. The issuance of the Preferred Securities was part of a $300,000,000 shelf regis-tration filed with the Securities and Exchange Commission on March 29, 1995. Southern Union may sell a combination of pre-ferred securities of financing trusts and senior and subordinated debt securities of Southern Union of approximately $200,000,000 (the remaining shelf) from time to time at prices determined at the time of any offering. The net proceeds from the $100,000,000 Preferred Securities offering have been used to repurchase $35,000,000 of 7.60% Senior Debt Securities in June and July, 1995 and have provided working capital for seasonal needs.

           SOUTHERN UNION COMPANY AND SUBSIDIARIES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              SOUTHERN UNION COMPANY
                              ----------------------
                                  (Registrant)





Date   May 14, 1996           By  RONALD J. ENDRES
     -----------------            -------------------------------
                                  Ronald J. Endres
                                  Senior Vice President --
                                  Finance and Administration
                                  and Chief Financial Officer




Date   May 14, 1996           By  DAVID J. KVAPIL
     -----------------            -------------------------------
                                  David J. Kvapil
                                  Vice President and Controller
                                  (Principal Accounting Officer)