Form 10-K/A
period 1995-06-30
SOUTHERN UNION CO
filed 1996-06-25
CIK 203248

=================================================================

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C.  20549

                        FORM 10-K/A No. 1

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

Title of each class     Name of each exchange in which registered
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

=================================================================

                       EXHIBIT INDEX



Exhibit
  No.                           Description
- -------     -----------------------------------------------------

  28.1 Financial Statements and Supplemental Schedules re-quired by Annual Report on Form 11-K for the Southern
            Union Savings Plan for the fiscal year ended
            December 31, 1995*.



- ---------------------

*The financial statements and supplemental schedules of the Southern Union Savings Plan have been filed in paper.

                           SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.






Dated:  June 25, 1996         SOUTHERN UNION COMPANY

                              By:  DAVID J. KVAPIL
                                   ----------------------------
                                   David J. Kvapil
                                   Vice President and Controller
                                   (Principal Accounting Officer)