Form 10-K
period 1996-06-30
SOUTHERN UNION CO
filed 1996-09-12
CIK 203248

=================================================================

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549

                           FORM 10-K

 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - ---
    SECURITIES EXCHANGE ACT OF 1934

    For the Fiscal Year Ended June 30, 1996

                               OR

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

         Title of each class       Name of each exchange on which
                                              registered
       Common Stock, par value         New York Stock Exchange
            $1 per share

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

Indicate by check mark if disclosure of delinquent filers pursu-ant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
            ----

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 5, 1996, was $188,481,223. The number of shares of the registrant's Common
Stock outstanding on September 5, 1996 was 16,223,667.

              DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders for the year ended June 30, 1996, are incorporated by reference in Parts II and IV.

Portions of the registrant's proxy statement for its annual meeting of stockholders to be held on November 12, 1996, are incorporated by reference into Part III.

=================================================================

                             PART I


ITEM 1.    Business.

                          Introduction

Southern Union Company (Southern Union and together with its sub-sidiaries, the Company) was incorporated under the laws of the State of Delaware in 1932. The Company's principal line of busi-ness is the distribution of natural gas as a public utility through Southern Union Gas and Missouri Gas Energy, each of which is a division of Southern Union. Southern Union Gas, head-quartered in Austin, Texas, serves 497,000 residential, commer-cial, industrial, agricultural and other customers in Texas (including the cities of Austin, Brownsville, El Paso, Galveston and Port Arthur). Missouri Gas Energy, headquartered in Kansas City, Missouri, serves 471,000 customers in central and western Missouri (including the cities of Kansas City, St. Joseph, Joplin and Monett). See Acquisitions and Divestiture.

Subsidiaries of Southern Union have been established to support and expand natural gas sales and to capitalize on the Company's gas energy expertise. These subsidiaries market natural gas to end-users, operate natural gas pipeline systems, distribute and sell propane and sell commercial gas air conditioning and other gas-fired engine-driven applications. By providing "one-stop shopping," the Company can serve its various customers' specific energy needs, which encompass substantially all of the natural gas distribution and sales businesses from natural gas sales to specialized energy consulting services. Certain subsidiaries also own or hold interests in real estate and other assets, which are primarily used in the Company's utility business. See Company Operations.

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

The Company has a goal of selected growth and expansion, pri-marily in the natural gas industry. To that extent, the Company intends to consider, when appropriate, and if financially prac-ticable to pursue, the acquisition of other natural gas distribu-tion or transmission businesses. The nature and location of any such properties, the structure of any such acquisitions, and the method of financing any such expansion or growth will be deter-mined by management and the Southern Union Board of Directors.

                   Acquisitions and Divestiture

On January 31, 1994, Southern Union purchased certain Missouri natural gas distribution operations (Missouri Acquisition) which Southern Union operates as Missouri Gas Energy for $400,300,000 in cash, based on account balances as of December 31, 1993. The final purchase price, which was determined through post-closing
adjustments and subsequent arbitration, was $401,600,000.   The
Missouri Acquisition was financed through the sale of $475,000,000 of 7.60% Senior Debt Securities due 2024 (Senior Notes) completed on January 31, 1994 and net proceeds from a $50,000,000 common stock subscription rights offering (Rights
Offering) completed on December 31, 1993.   See Management's
Discussion and Analysis of Results of Operations and Financial Condition (MD&A) -- Liquidity and Capital Resources and Debt in the Notes to the Consolidated Financial Statements contained in the Company's Annual Report to Stockholders for the year ended June 30, 1996, portions of which are filed as Exhibit 13 hereto (the Annual Report).

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

The approval of the Missouri Acquisition by the Missouri Public Service Commission (MPSC) was subject to the terms of a stipula-tion and settlement agreement (MPSC Stipulation) which among other things: (i) provided that the Company attain a total debt to total capital ratio that does not exceed Standard and Poor's Corporation's Utility Financial Benchmark ratio of BBB which cur-rently is approximately 58%, in order for Missouri Gas Energy to implement any general rate increase; (ii) prohibited Missouri Gas Energy from implementing a general rate increase in Missouri be-fore January 31, 1997 except in certain unusual events; and (iii) required the Company to contribute an additional $3,000,000 to the Company's qualified defined benefit plan for the benefit of Missouri Gas Energy's employees and retirees; and (iv) required Missouri Gas Energy to reduce rate base by $30,000,000 (amortized over a ten-year period on a straight-line basis) to compensate rate payers for rate base reductions that were eliminated as a result of the Missouri Acquisition. The Company has subsequently attained the financial benchmark ratio described above and on March 1, 1996 filed for a rate increase with the MPSC primarily for the recovery of certain capital expenditures under the Missouri Safety Program. See Changes in Capital Structure, Utility Regulation and Rates and Properties.

Southern Union and the seller of the Missouri properties entered into an Environmental Liability Agreement at the closing of the Missouri Acquisition which provides for a tiered approach to the allocation of certain liabilities under environmental laws that may exist or arise with respect to Missouri Gas Energy. At the present time, and based upon information available to management, the Company believes that the costs of any remediation efforts that may be required for Missouri Gas Energy for which it may ultimately have responsibility will not exceed the aggregate amount subject to substantial sharing by the seller. The Company believes that it will be able to obtain substantial reimbursement or recovery for any environmental liabilities from other potentially responsible third parties, under insurance or through rates charged to customers. See Commitments and Contingencies in the Notes to the Consolidated Financial Statements contained in the Annual Report.

On September 30, 1993, the Company acquired the Rio Grande Valley Gas Company (Rio Grande) for $30,500,000. Rio Grande currently serves 75,000 customers in the south Texas counties of Willacy, Cameron and Hidalgo which includes 32 towns and cities along the Mexico border, including Harlingen, McAllen and Brownsville (the southernmost city in the continental U.S.). The Company initially funded the purchase with borrowings from its revolving credit facility which were subsequently repaid with proceeds from the sale of the Senior Notes and the Rights Offering. See MD&A -
- - - Liquidity and Capital Resources.

On October 16, 1995, Southern Union Company entered into an agreement to sell certain gas distribution operations of the Com-pany in the Texas and Oklahoma Panhandles and to sell Western Gas Interstate Company (WGI), a wholly-owned subsidiary of the Com-pany, exclusive of the Del Norte interconnect operation which transports natural gas into Mexico, for $14,770,000 subject to post-closing adjustments. The sale was closed on May 1, 1996.

                   Changes in Capital Structure

On May 17, 1995, Southern Union Financing I (Subsidiary Trust), a consolidated wholly-owned subsidiary of Southern Union, issued $100,000,000 of 9.48% Trust Originated Preferred Securities (Pre-ferred Securities). In connection with the Subsidiary Trust's issuance of the Preferred Securities and the related purchase by Southern Union of all of the Subsidiary Trust's common securities (Common Securities), Southern Union issued to the Subsidiary Trust $103,092,800 principal amount of its 9.48% Subordinated Deferrable Interest Notes, due 2025 (Subordinated Notes). The issuance of the Preferred Securities was part of a $300,000,000 shelf registration filed with the Securities and Exchange Commis-sion on March 29, 1995. Southern Union may sell a combination of preferred securities of financing trusts and senior and subordi-nated debt securities of Southern Union of up to $196,907,200 (the remaining shelf) from time to time, at prices determined at the time of any offering. The net proceeds from the Preferred Securities offering, along with working capital from operations, were used to repurchase $90,485,000 of Senior Notes through June 1996 with the remaining balance used to provide working capital for seasonal needs. See Preferred Securities of Subsidiary Trust and Debt in the Notes to the Consolidated Financial Statements contained in the Annual Report.

Southern Union has the right under the Subordinated Notes to defer interest payment periods up to 20 consecutive quarters, and, as a consequence, quarterly distributions on the Preferred Securities may be deferred (but will continue to accrue with interest thereon at a per annum rate of 9.48% compounded quar-terly) by the Subsidiary Trust during any such extended interest payment period. If interest payments are deferred by Southern Union, Southern Union: (i) may not pay cash dividends, or redeem, purchase or acquire, or make a liquidation payment with respect to, any of its capital stock or the capital stock of any subsidi-ary of Southern Union; and (ii) shall not make any payment of interest, principal or premium, if any, on or repay, repurchase or redeem any debt securities issued by Southern Union that rank pari passu with or junior to the subordinate debentures.

                                  June 30, 1996    June 30, 1995
                                ---------------- ----------------
                                 Amount  Percent  Amount  Percent
                                -------- ------- -------- -------
                                 (thousands, except percentages)

Short-term debt................ $    615         $    770
                                ========         ========

Long-term debt
   Senior Notes................  384,515          460,000
   Other.......................      879            2,503
                                --------         --------
                                 385,394   52.7%  462,503   58.7%

Company-obligated Preferred
  Securities of Trust..........  100,000   13.7   100,000   12.7
Common stockholders' equity....  245,915   33.6   225,664   28.6
                                --------  -----  --------  -----
   Total capitalization........ $731,309  100.0% $788,167  100.0%
                                ========  =====  ========  =====

                      Company Operations

The Company's principal line of business is the distribution of natural gas through its Southern Union Gas and Missouri Gas Energy divisions. Southern Union Gas provides service to a number of communities and rural areas in Texas, including the municipalities of Austin, Brownsville, El Paso, Galveston, Harlingen, McAllen and Port Arthur. Missouri Gas Energy provides service to various cities and communities in central and western Missouri including Kansas City, St. Joseph, Joplin and Monett. The Company's gas utility operations are generally seasonal in nature, with a significant percentage of its annual revenues and earnings occurring in the traditional winter heating season.

Mercado Gas Services Inc. (Mercado), a wholly-owned subsidiary of Southern Union, markets natural gas to commercial and industrial customers. Mercado's sales and purchasing activities are made through short-term and long-term contracts. These contracts and business activities are not subject to direct rate regulation.

Southern Transmission Company (Southern), a wholly-owned subsidi-ary of Southern Union, owns and operates approximately 310 miles of intrastate pipeline. Southern's system connects the cities of Lockhart, Luling, Cuero, Shiner, Yoakum, and Gonzales, Texas, as well as an industrial customer in Port Arthur, Texas. Southern also owns a transmission line which supplies gas to the community of Sabine Pass, Texas.

Norteno Pipeline Company (Norteno), a wholly-owned subsidiary of Southern Union, operates interstate pipeline systems principally serving the Company's gas distribution properties in the El Paso, Texas area, via unbundled transportation service pursuant to FERC Order No. 636. Norteno also transported 5,545 million cubic feet
(MMcf) to the city of Juarez, Mexico and the Samalayuca Power Plant in north Mexico in fiscal 1996. These assets, along with the three Del Norte interconnects, were transferred to Norteno from WGI during the year due to the sale of WGI on May 1, 1996. WGI operated interstate pipeline systems which served the Com-pany's gas distribution properties in the Texas and Oklahoma panhandles. See Business -- Acquisitions and Divestiture.

Econofuel Company (Econofuel), a wholly-owned subsidiary of Southern Union, markets and sells natural gas for natural gas vehicles (NGVs) as an alternative fuel to gasoline. Econofuel owns fuel dispensing equipment in Austin, El Paso, Port Arthur, and Galveston, Texas, located at independent retail fuel stations for NGVs. These stations primarily serve fleet and governmental vehicles which have been manufactured or converted to operate on natural gas. Up until January 5, 1996, Econofuel and Natural Gas Development Company, Inc. of California operated the Natural Gas Vehicle Technology Centers, L.L.P. (Tech Center), under a joint venture agreement. The Tech Center converted gasoline-driven vehicles to operate using natural gas. Legislation enacted in Texas in 1995 allowing reformulated gasoline to qualify as an alternative fuel essentially eliminated the incentive for Texas fleet owners to convert vehicles to natural gas by 1998. As a result, the operations of the Tech Center were scaled back and subsequently closed during 1996. See MD&A -- Other Income and Expenses, Net contained in the Annual Report.

Energy WorX, a wholly-owned subsidiary of Southern Union formed in March 1996, provides interactive computer-based training for the natural gas transmission and distribution industry.

Southern Union Energy Products and Services Company (SUEPASCO), a wholly-owned subsidiary of Southern Union, markets and sells commercial gas air conditioning, irrigation pumps and other gas-fired engine-driven applications and related services.

Southern Union Energy International, Inc. (International), a wholly-owned subsidiary of Southern Union, seeks to participate in energy related projects internationally.

ConTigo, Inc., a wholly-owned subsidiary of Southern Union formed in January 1996, provides centralized call center services for the majority of the Texas service areas.

The Company also holds investments principally in commercially developed real estate in Austin and Kansas City, as well as undeveloped tracts of land through Southern Union's wholly-owned subsidiary, Lavaca Realty Company (Lavaca Realty).

SUPro Energy Company, a wholly-owned subsidiary of Southern Union formed in August 1996, provides propane gas services to 1,100 customers located principally in El Paso, Texas.

                           Competition

The Company's gas distribution divisions are not currently in significant direct competition with any other distributors of natural gas to residential and small commercial customers within their service areas. However, in recent years, certain large volume customers, primarily industrial and significant commercial customers, have had opportunities to access alternative natural gas supplies and, in some instances, delivery service from pipe-line systems. The Company has offered transportation arrange-ments to customers who secure their own gas supplies. These transportation arrangements, coupled with the efforts of Southern Union's unregulated marketing subsidiary, Mercado, enable the Company to provide competitively priced gas service to these large volume customers. In addition, the Company has success-fully used flexible rate provisions, when needed, to retain cus-tomers who may have access to alternative energy sources.

As energy providers, Southern Union Gas and Missouri Gas Energy have historically competed with alternative energy sources, par-ticularly electricity and also propane, coal, natural gas liquids and other refined products available in the Company's service areas. At present rates, the cost of electricity to residential and commercial customers in the Company's service areas generally is higher than the effective cost of its natural gas service. There can be no assurance, however, that future fluctuations in gas and electric costs will not reduce the cost advantage of natural gas service. The cost of expansion for peak load re-quirements of electricity in some of Southern Union Gas' service areas has historically provided opportunities to allow energy switching to natural gas pursuant to integrated resource planning techniques. Electric competition has responded by offering equipment rebates and incentive rates.

Competition between the use of fuel oil and natural gas, particu-larly by industrial, electric generation and agricultural custo-mers, has increased as oil prices have decreased. While competition between such fuels is generally more intense outside the Company's service areas, this competition affects the nation-wide market for natural gas. Additionally, the general economic conditions in its service areas continue to affect certain custo-mers and market areas, thus impacting the results of the Com-pany's the Company's operations.

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

The Federal Energy Regulatory Commission (FERC) has recently required the "unbundling" of services offered by interstate pipe-line companies. As a result, gas purchasing and transportation decisions and associated risks have been shifted from the pipe-line companies to the gas distributors. The increased demands on distributors to effectively manage their gas supply in an environment of volatile gas prices provides an advantage to dis-tribution companies such as Southern Union who have demonstrated a history of contracting favorable and efficient gas supply arrangements in an open market system.

The majority of Southern Union Gas' 1996 gas requirements for utility operations were delivered under long-term transportation contracts through four major pipeline companies. All of Missouri Gas Energy's 1996 gas requirements were delivered under short- and long-term transportation contracts through three pipeline companies. These contracts have various expiration dates ranging from 1997 through 2013. Southern Union Gas also purchases sig-nificant volumes of gas under long-term and short-term arrange-ments with suppliers. The amounts of such short-term purchases are contingent upon price. Southern Union Gas and Missouri Gas Energy both have firm supply commitments for all areas that are supplied with gas purchased under short-term arrangements. Missouri Gas Energy also holds contract rights to over 16 billion cubic feet (Bcf) of storage capacity to assist in meeting peak demands.

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

The following table shows, for each of the Company's principal utility service areas, the percentage of gas utility revenues and sales volume for the year ended June 30, 1996 and the average cost per Mcf of gas in 1996.

                                            Percent
                                   Percent  of Gas
                                   of Gas   Utility
                                   Utility   Sales   Average Cost
        Service Area               Revenues  Volume     Per Mcf
- - ------------------------------     -------- -------  ------------

Southern Union Gas
   Austin and South Texas.....        11       9        $ 2.43
   El Paso and West Texas.....        10      12          2.02
   Rio Grande Valley..........         5       3          3.73
   Other......................         7       5          2.49
                                     ---     ---
                                      33      29
Missouri Gas Energy...........        67      71          3.55
                                     ---     ---
                                     100     100
                                     ===     ===

The Company is committed under various agreements to purchase certain quantities of gas in the future. At June 30, 1996, the Company has purchase commitments for nominal quantities of gas at fixed prices. These fixed price commitments have an annual value of $2,500,000 for Southern Union Gas. Missouri Gas Energy cur-rently does not have any fixed price commitment contracts for the 1996/1997 winter heating season. At June 30, 1996, the Company also has purchase commitments for certain quantities of gas at variable, market-based prices. These market-based priced commit-ments have an annual value of $41,300,000 for Southern Union Gas and $79,800,000 for Missouri Gas Energy. The Company's purchase commitments may extend over a period of several years depending upon when the required quantity is purchased. The Company has purchase gas tariffs in effect for all its utility service areas that provide for recovery of its purchase gas costs under defined methodologies.

                Utility Regulation and Rates

The Company's rates and operations are subject to regulation by federal, state and local authorities. In Texas, municipalities have primary jurisdiction over rates within their respective incorporated areas. Rates in adjacent environs and appellate matters are the responsibility of the Railroad Commission of Texas. In Missouri, rates are established by the MPSC on a system-wide basis. The FERC and the Railroad Commission of Texas have jurisdiction over rates, facilities and services of Norteno and Southern, respectively.

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

Gas service rates are established by regulatory authorities to permit utilities to recover operating, administrative and finance costs, and the opportunity to earn a reasonable return on equity. Gas costs are billed to customers through purchase gas adjustment clauses which permit the Company to adjust its sales price as the cost of purchased gas changes. This is important because the cost of natural gas accounts for a significant portion of the Company's total expenses. The appropriate regulatory authority must receive notice of such adjustments prior to billing imple-mentation.

The Company must support any service rate changes to its regula-tors using a historic test year of operating results adjusted to normal conditions and for any known and measurable revenue or expense changes. Because the rate regulatory process has certain inherent time delays, rate orders may not reflect the operating costs at the time new rates are put into effect.

The monthly customer bill contains a fixed service charge, a usage charge for service to deliver gas, and a charge for the amount of natural gas used. While the monthly fixed charge pro-vides an even revenue stream, the usage charge increases the Com-pany's annual revenue and earnings in the traditional heating load months when usage of natural gas increases. The majority of the Company's rate increases in Texas in recent years have resulted in increased monthly fixed charges which help stabilize earnings. Weather normalization clauses, in place in Austin, Galveston and two other service areas in Texas, also help stabilize earnings. The cities of El Paso and Port Arthur also approved implementation of weather normalization clauses effec-tive September 1, 1996, with the El Paso clause approved for a three-year trial period.

Missouri Gas Energy filed a $34,000,000 request for rate increases with the MPSC on March 1, 1996. The proposed effective date for the rate increase, in accordance with the MPSC Stipula-tion, is February 1, 1997. In addition to the requested increase, Missouri Gas Energy proposed an annual rider to recoup costs associated with the Missouri Safety Program; an annual incentive regulation rider; a change in Missouri Gas Energy's main extension policy; a weather normalization clause; and a change in transportation service availability that would extend transportation service to more customers on their system. Addi-tionally, the proposed rates would recover a larger percentage of fixed costs through the monthly customer charge and reduce the level of fixed costs recovered through the volumetric charge. On October 15, 1993, Missouri Gas Energy's rates increased by $9,750,000 annually. On November 1, 1993, El Paso rates changed to provide an approximate annual revenue increase of $463,000.

During the three-year period ended June 30, 1996, the Company did not file for any other rate increases in any of its service areas other than several annual cost of service adjustments. In addi-tion to the regulation of its utility and pipeline businesses, the Company is affected by numerous other regulatory controls, including, among others, pipeline safety requirements of the
U. S. Department of Transportation, safety regulations under the Occupational Safety and Health Act, and various state and federal environmental statutes and regulations. The Company believes that its operations are in compliance with applicable safety and environmental statutes and regulations.

        Statistics of Gas Utility and Related Operations

                                          Gas Utility Customers
                                              as of June 30,
                                        -------------------------
                                         1996     1995     1994
                                        -------  -------  -------

Southern Union Gas:
   Austin and South Texas..........     159,129  152,382  153,757
   El Paso and West Texas..........     169,861  168,526  168,350
   Galveston and Port Arthur.......      51,392   51,241   52,329
   Panhandle and North Texas (1)...      24,777   31,384   31,652
   Rio Grande Valley...............      76,707   77,105   77,832
                                        -------  -------  -------
                                        481,866  480,638  483,920
                                        -------  -------  -------

Missouri Gas Energy:
   Kansas City, Missouri
      Metropolitan Area............     372,797  368,440  362,147
   St. Joseph, Joplin, Monett
      and others...................     103,733  102,714  100,732
                                        -------  -------  -------
                                        476,530  471,154  462,879
                                        -------  -------  -------
   Total...........................     958,396  951,792  946,799
                                        =======  =======  =======

- - -----------------

(1) Effective May 1, 1996, the Company sold certain gas distri-bution operations in the Texas and Oklahoma Panhandles. See
     Acquisitions and Divestiture.

Southern Union Gas, Mercado, Norteno, Southern and WGI. The fol-lowing table shows certain operating statistics of the Company's gas distribution, transportation, marketing and transmission operations principally in Texas, the Oklahoma Panhandle and
Arizona:

                                       Year Ended June 30,
                                 --------------------------------
                                    1996       1995       1994
                                 ---------- ---------- ----------

Average number of gas sales
  customers served (a):
    Residential................    457,187    457,052    432,474
    Commercial.................     29,873     29,549     28,593
    Industrial and irrigation..        346        382        722
    Public authorities and
      other....................      2,812      2,798      2,522
    Pipeline and marketing.....        495        450        273
                                 ---------  ---------  ---------
      Total average customers
        served.................    490,713    490,231    464,584
                                 =========  =========  =========

Gas sales in millions of
  cubic feet (MMcf):
    Residential................     22,945     21,596     23,852
    Commercial.................      9,990      9,927     10,173
    Industrial and irrigation..      1,992      2,112      2,216
    Public authorities and
      other....................      2,708      2,798      2,959
    Pipeline and marketing.....     11,848      7,596      7,482
                                 ---------  ---------  ---------
      Gas sales billed.........     49,483     44,029     46,682
    Net change in unbilled
      gas sales................         (5)       (10)       (18)
                                 ---------  ---------  ---------
        Total gas sales........     49,478     44,019     46,664
                                 =========  =========  =========

Gas sales revenues
  (thousands of dollars):
    Residential................  $ 127,255  $ 118,818  $  37,135
    Commercial.................     42,353     42,112     47,020
    Industrial and irrigation..      6,315      6,746      8,848
    Public authorities and
      other....................      9,338      7,938     10,943
    Pipeline and marketing.....     27,688     16,409     17,759
                                 ---------  ---------  ---------
      Gas revenues billed......    212,949    192,023    221,705
    Net change in unbilled
      gas sales revenues.......        856       (204)    (2,018)
                                 ---------  ---------  ---------
        Total gas sales
          revenues.............  $ 213,805  $ 191,819  $  219,687
                                 =========  =========  ==========

Gas sales margin
  (thousands of dollars) (b):..  $  97,718  $  95,399  $   95,136
                                 =========  =========  ==========

Gas sales revenue per thousand
  cubic feet (Mcf) billed (c):
    Residential................  $   5.546  $   5.502  $    5.750
    Commercial.................      4.240      4.242       4.622
    Industrial and irrigation..      3.170      3.194       3.992
    Public authorities and
      other....................      3.448      2.837       3.698
    Pipeline and marketing.....      2.337      2.160       2.374

Weather effect:
  Degree days (d)..............      1,901      1,669       1,946
  Percent of 30-year
    measure (e)................        96%        83%         96%

Gas transported in millions
  of cubic feet (MMcf).........     31,906     34,133      24,461
Gas transportation revenues
  (thousands of dollars).......  $   9,008  $   8,378  $    7,393

- - -----------------------

(a) Variances in the average number of customers served is pri-marily due to the divestiture of the Texas and Oklahoma Panhandle distribution operations in May 1996 and the acquisition of Rio Grande in September 1993, involving 7,000 and 74,000 customers, respectively.
(b) Gas sales margin is equal to gas sales revenues less pur-chased gas costs.
(c) Fluctuations in gas price billed between each period reflect changes in the average cost of purchased gas and the effect of rate adjustments.
(d) "Degree days" are a measure of the coldness of the weather experienced. A degree day is equivalent to each degree that the daily mean temperature for a day falls below 65 degrees Fahrenheit.
(e) Information with respect to weather conditions is provided by the National Oceanic and Atmospheric Administration. Percentages of 30-year measure are computed based on the weighted average volumes of gas sales billed.

Missouri Gas Energy. The following table shows certain operating statistics of the gas distribution and transportation operations in Missouri:

                                                 Five
                               Year Ended       Months    Year
                          -------------------   Ended     Ended
                           June 30,  June 30,  June 30,  June 30,
                           1996(a)   1995(a)   1994(a)   1994(a)
                          --------- --------- --------- ---------

Average number of gas
  sales customers served:
    Residential.........   414,788   410,291   410,934   400,222
    Commercial..........    59,690    59,087    58,830    57,300
    Industrial..........       322       296       254       257
                          --------  --------  --------  --------
      Total average cus-
        tomers served...   474,800   469,674   470,018   457,779
                          ========  ========  ========  ========

Gas sales in millions
  of cubic feet (MMcf):
    Residential.........    46,775    41,354    21,569    45,407
    Commercial..........    21,578    18,863    10,023    21,363
    Industrial..........       592       241        26       143
                          --------  --------  --------  --------
      Gas sales billed..    68,945    60,458    31,618    66,913
    Net change in un-
      billed gas sales..        31       (19)   (6,059)     (104)
                          --------  --------  --------  --------
      Total gas sales...    68,976    60,439    25,559    66,809
                          ========  ========  ========  ========

Gas sales revenues
  (thousands of dollars):
    Residential.........  $259,401  $186,716  $108,871  $234,360
    Commercial..........   111,840    77,101    47,257   102,036
    Industrial..........     4,294     1,731       458     1,480
                          --------  --------  --------  --------
      Gas sales reve-
        nues billed.....   375,535   265,548   156,586   337,876
    Net change in un-
      billed gas sales
      revenues..........     2,090      (740)  (28,564)   (1,210)
                          --------  --------  --------  --------
        Total gas sales
          revenues......  $377,625  $264,808  $128,022  $336,666
                          ========  ========  ========  ========

Gas sales margin
  (thousands of
  dollars) (b)..........  $131,462  $116,353  $ 41,445  $103,191
                          ========  ========  ========  ========

Gas sales revenue per
  thousand cubic feet
  (Mcf) billed:(c)
    Residential.........  $  5.546  $  4.515  $  5.048  $  5.161
    Commercial..........     5.183     4.087     4.715     4.776
    Industrial..........     7.253     7.183    17.615    10.350

Weather effect:
  Degree days (d).......     5,495     4,779     1,916     5,277
  Percent of 30-year
    measure: (e)........      105%       90%       93%      100%

Gas transported in
  millions of cubic
  feet (MMcf)...........    30,746    30,464    11,673    29,498
Gas transportation reve-
  nues (thousands of
  dollars)..............  $ 10,299  $  8,336  $  2,568  $  6,614

- - ---------------

(a) Missouri Gas Energy was acquired on January 31, 1994 and, therefore, its results of operations were consolidated with the Company beginning February 1, 1994. The increase in the average number of customers served during the five-month period ended June 30, 1994 is due to the seasonality of the Company's business in which a greater number of customers are served during the winter-heating season.
(b) Gas sales margin is equal to gas sales revenues less pur-chased gas.
(c) Fluctuations in gas price billed between each period reflect changes in the average cost of purchased gas and the effect of rate adjustments.
(d) "Degree days" are a measure of the coldness of the weather experienced. A degree day is equivalent to each degree that the daily mean temperature for a day falls below 65 degrees Fahrenheit.
(e) Information with respect to weather conditions is provided by the National Oceanic and Atmospheric Administration. Percentages of 30-year measure are computed based on the weighted average volumes of gas sales billed.

                Investments in Real Estate

Lavaca Realty owns a commercially developed tract of land in the central business district of Austin, Texas, containing a combined 11-story office building, parking garage and drive-through bank (Lavaca Plaza). Approximately 49% of the office space at Lavaca Plaza is used in the Company's business while the remainder is leased to non-affiliated entities. The Company sold a mini-bank facility adjoining Lavaca Plaza subsequent to June 30, 1996. Lavaca Realty also owns a 2-story office building in El Paso, Texas. Other real estate investments held at June 30, 1996 include two small commercial tracts in downtown Austin, one-half acre of undeveloped land in Dallas, Texas, 625 square feet of undeveloped land in San Antonio, Texas, and 36,000 square feet of improved property in Kansas City, Missouri, which is leased to a non-affiliated entity. The Company is attempting to sell all remaining undeveloped real estate.

                           Employees

As of July 31, 1996, the Company has 1,623 employees, of whom 1,278 are paid on an hourly basis, 322 are paid on a salary basis and 23 are paid on a commission basis. Of the 1,278 hourly paid employees, 54% are represented by unions. Of those employees represented by unions, 83% are employed by Missouri Gas Energy.

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

ITEM 2.  Properties.

See Item 1, Business, for information concerning the general location and characteristics of the important physical properties and assets of the Company.

Southern Union Gas has 7,600 miles of mains, 4,213 miles of ser-vice lines and 105 miles of transmission lines. Missouri Gas Energy has 7,249 miles of mains, 4,453 miles of service lines and 47 miles of transmission lines. Southern Transmission Company has 310 miles of transmission lines and 217 miles of gathering lines. Norteno has 6.7 miles of transmission lines. The Company considers its systems to be in good condition and to be well-maintained, and it has continuing replacement programs based on historical performance and system surveillance.

Pursuant to a 1989 MPSC order, Missouri Gas Energy is engaged in a major gas safety program in its service territories. This pro-gram includes replacement of company- and customer-owned gas ser-vice and yard lines, the movement and resetting of meters, the replacement of cast iron mains and the replacement and cathodic protection of bare steel mains (Missouri Safety Program). In recognition of the significant capital expenditures associated with this safety program, the MPSC permits the deferral, and sub-sequent recovery through rates, of depreciation expense, property taxes and associated carrying costs, related to the Missouri Safety Program. Missouri Gas Energy was required to continue the Missouri Safety Program and has deferred depreciation expense, property taxes and carrying costs of $7,703,000, $4,154,000 and $600,000 for 1996, 1995 and 1994, respectively.

ITEM 3.  Legal Proceedings.

See Commitments and Contingencies in the Notes to Consolidated
Financial Statements contained in the Annual Report for discus-sions of the Company's legal proceedings.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders of Southern Union during the quarter ended June 30, 1996.

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

The high and low sales prices (adjusted for any stock dividends and stock splits) for shares of Southern Union common stock since
July 1, 1994 are set forth below:

                                                      $/Share
                                                   --------------
                                                    High    Low
                                                   ------  ------

  July 1 to September 5, 1996.................     24 5/8  20 3/8

(Quarter Ended)
  June 30, 1996.............................       25 1/2  20 1/4
  March 31, 1996............................       22 3/8  16 3/4
  December 31, 1995.........................       19 7/8  12 5/8
  September 30, 1995........................       13 7/8  12 3/8

(Quarter Ended)
  June 30, 1995.............................       13 3/4  11 3/4
  March 31, 1995............................       12 3/4  11 1/8
  December 31, 1994.........................       13      11 3/4
  September 30, 1994........................       13 1/8  11 7/8

                             Holders

As of September 5, 1996, there were 273 holders of record of Southern Union's common stock. This number does not include persons whose shares are held of record by a bank, brokerage house or clearing agency, but does include any such bank, brokerage house or clearing agency.

There were 16,223,667 shares of Southern Union's common stock outstanding on September 5, 1996 of which 9,194,206 shares were held by non-affiliates.

                          Dividends

Southern Union paid no cash dividends on its common stock during the three-year period ended June 30, 1996. Provisions in certain of Southern Union's long-term notes and its bank revolving credit facility limit the payment of cash or asset dividends on capital stock. Under the most restrictive provisions in effect, Southern Union may not declare or pay any cash or asset dividends on its common stock or acquire or retire any of Southern Union's common stock, unless no event of default exists and the Company meets certain financial ratio requirements.

On March 11, 1996 and March 9, 1994 Southern Union distributed a stock split as a stock dividend of 33 % and 50%, respectively.
On November 27, 1995 and June 30, 1994 the Company distributed its annual 5% common stock dividend to stockholders of record on November 15, 1995 and June 14, 1994, respectively. The 5% stock dividends are consistent with Southern Union's Board of Direc-tors' February 1994 decision to commence regular stock dividends of approximately 5% each year. The specific amount and declara-tion, record and distribution dates for an annual stock dividend will be determined by the Board and announced at a date that is not expected to be later than the annual stockholders meeting each year. The next annual stock dividend is expected to be declared in connection with the Company's annual meeting of stockholders to be held on November 12, 1996. A portion of each of the annual 5% stock dividends was characterized as a distribu-tion of capital due to the level of the Company's retained earnings available for distribution as of the date of declara-tion.

ITEM 6.  Selected Financial Data.

                                                 Years Ended
                    Years Ended June 30,         December 31,
               ---------------------------- ---------------------
                1996(a)  1995(a) 1994(a)(b) 1993(b)(c) 1992(c)(d)
               -------- -------- ---------- ---------- ----------
                (thousands of dollars, except per share amounts)

Total
 operating
 revenues....  $620,391 $479,983  $372,043   $209,393   $191,646
Earnings from
 continuing
 operations..    20,839   16,069     8,378      7,733      6,391
Earnings per
 common and
 common share
 equivalents
 (e).........      1.25      .98       .59        .59        .12
Total assets.   964,460  992,597   887,807    416,207    377,167
Common stock-
 holders'
 equity......   245,915  225,664   208,975    201,938    148,003
Short-term
 debt........       615      770       889     40,655     14,360
Long-term
 debt, ex-
 cluding cur-
 rent
 maturities..   385,394  462,503   479,048     89,019    109,464
Redeemable
 preferred
 stock.......      --       --        --         --       24,900
Company-
 obligated
 mandatorily
 redeemable
 preferred
 securities
 of subsidi-
 ary trust...   100,000  100,000      --         --         --

Average cus-
 tomers
 served......   965,513  959,905   660,425    421,233    394,199

- - ---------------

(a) Missouri Gas Energy, a division of Southern Union was acquired on January 31, 1994 and was accounted for as a purchase. Missouri Gas Energy's assets were included in the Company's consolidated balance sheet at January 31, 1994 and its results of operations were included in the Company's consolidated results of operations beginning February 1, 1994. For these reasons, the consolidated results of operations of the Company for the periods subsequent to the acquisition are not comparable to prior periods. See Busi-ness -- Acquisitions and Divestiture.
(b) During 1994, the Company changed its fiscal year-end from December 31 to June 30. The Company believes the new fiscal year more closely conforms its financial condition and results of operations to its natural business cycle. The consolidated results of operations for the year ended
     June 30, 1994 and the year ended December 31, 1993 include the effects of the following which occurred in the two quarters in common during the six-month period ended December 31, 1993: (i) a non-recurring adjustment of $2,489,000 to reverse a tax reserve upon the final settle-ment of prior period federal income tax audits; (ii) a pre-tax gain of $494,000 on the sale of undeveloped real estate; and (iii) the write-off of $357,000 of acquisition-related costs as a result of the termination of negotiations for various acquisitions.
(c) The Company completed the Berry Gas, Eagle Pass and Rio Grande acquisitions during 1993 and the Nixon acquisition in 1992. For these reasons, 1993 and 1992 results of opera-operations are not comparable between periods.
(d) In February 1993, the Company sold Southern Union Explora-tion Company, its former oil and gas exploration and produc-tion company. The Company recorded an after-tax loss of $4,400,000 at December 31, 1992 in connection with the sale.
(e) Earnings per share for all periods presented were computed based on the weighted average number of shares of common stock outstanding during the year adjusted for the 5% stock dividends distributed on November 27, 1995 and June 30, 1994, the 33 % stock dividend distributed on March 11, 1996 and the 50% stock dividend distributed on March 9, 1994.

ITEM 7.  Management's Discussion and Analysis of Results of
Operations and Financial Condition.

"Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 23 through 32 of the Company's
Annual Report to Stockholders for the year ended June 30, 1996, is incorporated herein by reference.

ITEM 8.  Financial Statements and Supplementary Data.

The following consolidated financial statements of Southern Union and its consolidated subsidiaries, included in the Company's
Annual Report to Stockholders for the year ended June 30, 1996, are incorporated herein by reference:

   Consolidated statement of operations -- years ended June 30, 1996, 1995 and 1994.

   Consolidated balance sheet -- June 30, 1996 and 1995.

   Consolidated statement of cash flows -- years ended June 30, 1996, 1995 and 1994.

   Consolidated statement of common stockholders' equity -- years ended June 30, 1996, 1995 and 1994.

   Notes to consolidated financial statements.

   Report of independent accountants.

ITEM 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

Not applicable.

                             PART III


ITEM 10.  Directors and Executive Officers of Registrant.

There is incorporated in this Item 10 by reference the informa-tion in the Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders under the captions Election of Directors, Executive Officers Who Are Not Directors and The Board of Directors.

ITEM 11.  Executive Compensation.

There is incorporated in this Item 11 by reference the informa-tion in the Company's definitive proxy statement for the 1996
Annual Meeting of Stockholders under the captions Management
Compensation and Certain Relationships.

ITEM 12.  Security Ownership of Certain Beneficial Owners and
Management.

There is incorporated in this Item 12 by reference the informa-tion in the Company's definitive proxy statement for the 1996
Annual Meeting of Stockholders under the caption Security Owner-ship.

ITEM 13.  Certain Relationships and Related Transactions.

There is incorporated in this Item 13 by reference the informa-tion in the Company's definitive proxy statement for the 1996
Annual Meeting of Stockholders under the caption Certain Rela-tionships.

                           PART IV


ITEM 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K.

(a)(1) Financial Statements.  The following consolidated finan-
       --------------------
       financial statements of Southern Union and its consoli-dated subsidiaries, included in the Company's Annual Report to Stockholders for the year ended June 30, 1996, are incorporated by reference in Part II, Item 8:

         Consolidated statement of operations -- years ended
           June 30, 1996, 1995 and 1994.

         Consolidated balance sheet -- June 30, 1996 and 1995.

         Consolidated statement of cash flows -- years ended
           June 30, 1996, 1995 and 1994.

         Consolidated statement of common stockholders' equity -- years ended June 30, 1996, 1995 and 1994.

         Notes to consolidated financial statements.

         Report of independent accountants.

(a)(2) Financial Statement Schedules.  All schedules are omitted
       -----------------------------
       as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

(a)(3) Exhibits.
       --------

       3(a) Restated Certificate of Incorporation of Southern
            Union Company. (Filed as Exhibit 3(a) to Southern Union's Transition Report on Form 10-K for the year ended June 30, 1994 and incorporated herein by reference.)

       3(b) Southern Union Company Bylaws, as amended.  (Filed as
            Exhibit 3(b) to Southern Union's Transition Report on
            Form 10-K for the year ended June 30, 1994 and incor-porated herein by reference.)

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

       4(d) Certificate of Trust of Southern Union Financing I.
            (Filed as Exhibit 4-A to Southern Union's Registra-tion Statement on Form S-3 (No. 33-58297) and incorporated herein by reference.)

       4(e) Certificate of Trust of Southern Union Financing II.
            (Filed as Exhibit 4-B to Southern Union's Registra-tion Statement on Form S-3 (No. 33-58297) and incorporated herein by reference.)

       4(f) Certificate of Trust of Southern Union Financing III.
            (Filed as Exhibit 4-C to Southern Union's Registra-tion Statement on Form S-3 (No. 33-58297) and incorporated herein by reference.)

       4(g) Form of Amended and Restated Declaration of Trust of
            Southern Union Financing I. (Filed as Exhibit 4-D to Southern Union's Registration Statement on Form S-3 (No. 33-58297) and incorporated herein by reference.)

       4(h) Form of Subordinated Debt Securities Indenture among
            Southern Union Company and The Chase Manhattan Bank,
            N. A., as Trustee. (Filed as Exhibit 4-G to Southern Union's Registration Statement on Form S-3 (No. 33-58297) and incorporated herein by reference.)

       4(i) Form of Supplemental Indenture to Subordinated Debt
            Securities Indenture with respect to the Subordinated Debt Securities issued in connection with the Southern Union Financing I Preferred Securities. (Filed as Exhibit 4-H to Southern Union's Registra-tion Statement on Form S-3 (No. 33-58297) and incorporated herein by reference.)

       4(j) Form of Southern Union Financing I Preferred Security
            (included in 4(g) above.) (Filed as Exhibit 4-I to Southern Union's Registration Statement on Form S-3 (No. 33-58297) and incorporated herein by reference.)

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

      10(b) First Amendment to Revolving Credit Agreement,
            Revolving Notes and Loan Documents dated as of November 15, 1993. (Filed as Exhibit 10.1 to Southern Union's Registration Statement on Form S-3 (No. 33-
            70604) and incorporated herein by reference.)

      10(c) Second Amendment to Revolving Credit Agreement dated
            August 31, 1994.  (Filed as Exhibit 10(c) to Southern
            Union's Transition Report on Form 10-K for the year ended June 30, 1994 and incorporated herein by reference.)

      10(d) Third Amendment to Revolving Credit Agreement dated
            April 28, 1995. (Filed as Exhibit 10.1 to Southern Union's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.)

      10(e) Asset Purchase Agreement between Southern Union Com-pany and Western Resources, Inc. dated July 9, 1993. (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 12, 1993 and incorporated herein by reference.)

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

      10(h) Southern Union Company 1992 Long-Term Stock Incentive
            Plan.  (Filed as Exhibit 10(i) to Southern Union's
            Annual Report on Form 10-K for the year ended
            December 31, 1992 and incorporated herein by reference.)(1)

      10(i) Southern Union Company Director's Deferred Compensa-tion Plan. (Filed as Exhibit 10(g) to Southern
            Union's Annual Report on Form 10-K for the year ended
            December 31, 1993 and incorporated herein by reference.)(1)

      10(j) Southern Union Company Supplemental Deferred Compensa-tion Plan. (Filed as Exhibit 10(h) to Southern
            Union's Annual Report on Form 10-K for the year ended
            December 31, 1993 and incorporated herein by reference.)(1)

      10(k) Form of warrant granted to Fleischman and Walsh L.L.P.
            (Filed as Exhibit 10(j) to Southern Union's Transition Report on Form 10-K for the year ended June 30, 1994 and incorporated herein by reference.)

      10(l) Renewal Promissory Note Agreement between
            Peter H. Kelley and Southern Union Company dated
            May 31, 1995. (Filed as Exhibit 10(I) to Southern Union's Annual Report on Form 10-K for the year ended June 30, 1995 and incorporated herein by reference.)

      11    Computation of Per Share Earnings.

      13 Portions of the Company's Annual Report to Stock-holders for the year ended June 30, 1996, are incorpo-rated by reference herein: Pages 23-56.

      21    Subsidiaries of the Company.

      23    Consent of Independent Accountants.

      24    Power of Attorney.

      27    Financial Data Schedule.

(b)  Reports on Form 8-K.  Southern Union filed no current
     -------------------
     reports on Form 8-K during the three months ended June 30, 1996.

- - ----------------

(1)  Indicates a Management Compensation Plan.

                          SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Southern Union has duly caused this report to be signed by the undersigned, thereunto duly authorized, on September 10, 1996.



                             SOUTHERN UNION COMPANY


                             By PETER H. KELLEY
                                ---------------
                                Peter H. Kelley
                                President and Chief Operating
                                Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Southern Union and in the capacities indicated as of September 10, 1996.


   Signature/Name                        Title
   --------------                        -----

GEORGE L. LINDEMANN*       Chairman of the Board, Chief Executive
                           Officer and Director

JOHN E. BRENNAN*           Director

FRANK W. DENIUS*           Director

AARON I. FLEISCHMAN*       Director

KURT A. GITTER, M.D.*      Director

PETER H. KELLEY            Director
- - ---------------
Peter H. Kelley

ADAM M. LINDEMANN*         Director

ROGER J. PEARSON*          Director

GEORGE ROUNTREE, III*      Director

DAN K. WASSONG*            Director

RONALD J. ENDRES           Executive Vice President and Chief
- - ----------------
Ronald J. Endres           Financial Officer

DAVID J. KVAPIL            Vice President and Controller
- - ---------------
David J. Kvapil            (Principal Accounting Officer)



*By PETER H. KELLEY
    ---------------
    Peter H. Kelley
    Attorney-in-fact

                       INDEX TO EXHIBITS



Exhibit No.
- - -----------

    11        Computation of Per Share Earnings

    13        Portions of Company's Annual Report to Stockholders

    21        Subsidiaries of the Company

    23        Consent of Independent Accountants

    24        Power of Attorney

    27        Financial Data Schedule