Form 10-Q
period 1996-09-30
SOUTHERN UNION CO
filed 1996-10-21
CIK 203248

=================================================================

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D. C.  20549
                      ------------------

                          FORM 10-Q

               For the quarterly period ended

                      September 30, 1996



                  Commission File No. 1-6407
                      ------------------

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

                                         Name of each exchange in
        Title of each class                  which registered
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

The number of shares of the registrant's Common Stock outstanding on October 15, 1996 was 16,223,667.




=================================================================

             SOUTHERN UNION COMPANY AND SUBSIDIARIES
                         FORM 10-Q
                     September 30, 1996
                           Index



PART I.  FINANCIAL INFORMATION                            Page(s)
                                                          -------

  Item 1.  Financial Statements

           Consolidated statements of operations -
             three and twelve months ended
             September 30, 1996 and 1995

           Consolidated balance sheet -
             September 30, 1996 and 1995 and
             June 30, 1996

           Consolidated statement of stockholders'
             equity - three months ended
             September 30, 1996 and twelve months
             ended June 30, 1996

           Consolidated statements of cash flows -
             three and twelve months ended
             September 30, 1996 and 1995

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

           (See "CONTINGENCIES" under Notes to
             Consolidated Financial Statements)

  Item 6.  Exhibits and Reports on Form 8-K

             (a)  Exhibit 11 -- Computation of primary
                  and fully diluted earnings per share

             (b)  Exhibit 27 -- Financial Data Schedule

             (c)  Reports on Form 8-K -- None

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF OPERATIONS



                                 Three Months Ended September 30,
                                 --------------------------------
                                     1996                1995
                                 ------------        ------------
                                  (thousands of dollars, except
                                  shares and per share amounts)

Operating revenues...........    $    80,830         $    70,227
Gas purchase costs...........         39,415              27,829
                                 -----------         -----------
  Operating margin...........         41,415              42,398

Revenue-related taxes........          3,910               3,496
                                 -----------         -----------
  Net operating margin.......         37,505              38,902

Operating expenses:
  Operating, maintenance
    and general..............         25,315              25,715
  Depreciation and
    amortization.............          8,488               8,540
  Taxes, other than on
    income and revenues......          3,263               3,065
                                 -----------         -----------
      Total operating
        expenses.............         37,066              37,320
                                 -----------         -----------
      Net operating revenues.            439               1,582
                                 -----------         -----------

Other income (expenses):
  Interest...................         (8,287)             (9,138)
  Dividends on preferred
    securities of subsidiary
    trust....................         (2,370)             (2,370)
  Other, net.................          1,735               1,420
                                 -----------         -----------
    Total other expenses,
      net....................         (8,922)            (10,088)
                                 -----------         -----------

    Loss before income
      taxes (benefit)........         (8,483)             (8,506)

Federal and state income
  taxes (benefit)............         (3,078)             (2,908)

Net loss attributable to
  common stock...............    $    (5,405)        $    (5,598)
                                 ===========         ===========

Net loss per common share....    $      (.33)        $      (.35)
                                 ===========         ===========

Weighted average common
  shares outstanding.........     16,223,667          16,126,071
                                 ===========         ===========

                       See accompanying notes.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF OPERATIONS



                                Twelve Months Ended September 30,
                                ---------------------------------
                                    1996                 1995
                                ------------         ------------
                                 (thousands of dollars, except
                                 shares and per share amounts)

Operating revenues...........   $   630,993          $   480,906
Gas purchase costs...........       373,125              240,844
                                -----------          -----------
  Operating margin...........       257,868              240,062
Revenue-related taxes........        35,300               26,915
                                -----------          -----------
  Net operating margin.......       222,568              213,147

Operating expenses:
  Operating, maintenance and
    general..................       107,121              101,667
  Depreciation and
    amortization.............        32,929               32,669
  Taxes, other than on
    income and revenues......        13,857               12,180
                                -----------          -----------
    Total operating expenses.       153,907              146,516
                                -----------          -----------
    Net operating revenues...        68,661               66,631
                                -----------          -----------

Other income (expenses):
  Interest...................       (34,981)             (39,119)
  Dividends on preferred
    securities of subsidiary
    trust....................        (9,480)              (3,529)
  Other, net.................        11,641                3,878
                                -----------          -----------
    Total other expenses,
      net....................       (32,820)             (38,770)
                                -----------          -----------

    Earnings before income
      taxes..................        35,841               27,861

Federal and state income
  taxes......................        14,809               11,222
                                -----------          -----------

Net earnings available for
  common stock...............   $    21,032          $    16,639
                                ===========          ===========

Net earnings per common and
  common share equivalents...   $      1.25          $      1.01
                                ===========          ===========

Weighted average common and
  common share equivalents
  outstanding................    16,822,813           16,484,503
                                ===========          ===========


                     See accompanying notes.

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEET

                              ASSETS



                                   September 30,        June 30,
                              ----------------------   ----------
                                 1996        1995         1996
                              ----------  ----------   ----------
                                     (thousands of dollars)

Property, plant and
  equipment:
    Plant in service.......   $ 922,470   $ 894,468    $ 912,552
    Construction work in
      progress.............      11,418      14,701        8,411
                              ---------   ---------    ---------
                                933,888     909,169      920,963
    Less accumulated
      depreciation and
      amortization.........    (317,083)   (308,875)    (310,289)
                              ---------   ---------    ---------
                                616,805     600,294      610,674
    Additional purchase
      cost assigned to
      utility plant, net...     133,641     143,531      133,780
                              ---------   ---------    ---------

    Net property, plant
      and equipment........     750,446     743,825      744,454
                              ---------   ---------    ---------


Current assets:
  Cash and cash
    equivalents............         --          --         2,887
  Accounts receivable,
    billed and unbilled....      37,239      34,036       47,846
  Inventories, principally
    at average cost........      43,219      33,064       27,023
  Deferred gas purchase
    costs..................       9,211      22,664        2,650
  Prepayments and other....       2,460       2,513        1,947
                              ---------   ---------    ---------

    Total current assets...      92,129      92,277       82,353
                              ---------   ---------    ---------

Deferred charges...........     116,890     112,944      116,286

Investment securities......      19,168         --         8,848

Real estate................       9,258      10,398        9,513

Other......................       2,943       2,045        3,006
                              ---------   ---------    ---------


  Total assets.............   $ 990,834   $ 961,489    $ 964,460
                              =========   =========    =========

                     See accompanying notes.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

              STOCKHOLDERS' EQUITY AND LIABILITIES



                                  September 30,         June 30,
                              ----------------------   ----------
                                 1996        1995         1996
                              ----------  ----------   ----------
                                     (thousands of dollars)


Common stockholders'
  equity:
    Common stock, $1 par
      value; authorized
      50,000,000 shares;
      issued 16,275,292
      shares...............   $  16,275   $  11,570    $  16,275
    Premium on capital
      stock................     206,047     198,819      206,047
    Less treasury stock,
      at cost..............        (794)       (794)        (794)
    Retained earnings......      20,226      10,471       25,631
    Unrealized holding
      gain (loss)..........       1,978         --        (1,244)
                              ---------   ---------    ---------

    Total common stock-
      holders' equity......     243,732     220,066      245,915

Company-obligated manda-
  torily redeemable pre-
  ferred securities of
  subsidiary trust holding
  solely $103,093,000 prin-
  cipal amount of 9.48%
  subordinated notes of
  Southern Union due 2025..     100,000     100,000      100,000

Long-term debt.............     386,143     442,320      385,394
                              ---------   ---------    ---------

  Total capitalization.....     729,875     762,386      731,309

Current liabilities:
  Long-term debt due
    within one year........         680         780          615
  Notes payable............      55,500         --           --
  Accounts payable.........      24,421      28,432       39,238
  Federal, state and local
    taxes..................      10,119       6,088       16,741
  Accrued interest.........       5,727       6,303       12,773
  Accrued dividends on
    preferred securities
    of subsidiary trust....         --        2,370        2,370
  Customer deposits........      16,157      14,487       15,656
  Other....................      17,170      15,864       15,937
                              ---------   ---------    ---------

    Total current
      liabilities..........     129,774      74,324      103,330
                              ---------   ---------    ---------

Deferred credits and other.      84,374      88,424       86,287
Accumulated deferred
  income taxes.............      46,811      36,355       43,534
Commitments and con-
  tingencies...............         --          --           --
                              ---------   ---------    ---------

  Total....................   $ 990,834   $ 961,489    $ 964,460
                              =========   =========    =========

                       See accompanying notes.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                              Trea-             Unrea-
            Common   Premium   sury             lized
            Stock,     on     Stock,           Holding
            $1 Par   Capital    at   Retained    Gain
             Value    Stock    Cost   Earnings   (Loss)    Total
            ------- --------- ------ --------- -------- ---------
                          (thousands of dollars)

Balance
 July 1,
 1995...... $11,570 $198,819  $(794) $ 16,069  $  --    $225,664

 Net
  earnings.     --       --     --     20,839     --      20,839

 5% stock
  dividend.     576   10,701    --    (11,277)    --         --

 Four-for-
  three
  stock
  split....   4,054   (4,054)   --        --      --         --

 Unrea-
  lized
  holding
  loss.....     --       --     --        --    (1,244)   (1,244)

 Exercise
  of stock
  options..      75      581    --        --       --        656
            ------- --------  -----  --------  -------  --------

Balance
 June 30,
 1996......  16,275  206,047   (794)   25,631   (1,244)  245,915

 Net loss..     --       --     --     (5,405)     --     (5,405)

 Unrealized
  holding
  gain.....     --       --     --        --     3,222     3,222
            ------- --------  -----  --------  -------  --------

Balance Sep-
 tember 30,
 1996...... $16,275 $206,047  $(794) $ 20,226  $ 1,978  $243,732
            ======= ========  =====  ========  =======  ========


                    See accompanying notes.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF CASH FLOWS



                                 Three Months Ended September 30,
                                 --------------------------------
                                     1996                1995
                                 ------------        ------------
                                      (thousands of dollars)

Cash flows used in operating
 activities:
  Net loss.....................  $    (5,405)        $    (5,598)
  Adjustments to reconcile net
   loss to net cash flows from
   operating activities:
    Depreciation and amortiza-
     tion......................        8,488               8,540
    Deferred income taxes......        1,529                 299
    Provision for bad debts....        1,115                 395
    Deferral of interest and
     other expenses............       (1,557)             (1,019)
    Other, net.................          107                 409
    Changes in assets and lia-
     bilities, net of acquisi-
     tions and dispositions:
      Decrease in accounts
       receivable, billed and
       unbilled................        9,492               1,035
      Decrease in accounts
       payable.................      (14,817)               (352)
      Decrease in taxes and
       other liabilities.......      (13,668)             (4,499)
      Increase in customer
       deposits................          501                 321
      Decrease in deferred gas
       purchase costs..........       (6,560)            (15,023)
      Increase in inventories..      (16,034)             (9,503)
      Increase in other
       accounts................       (1,882)             (1,316)
                                 -----------         -----------
 Net cash flows used in
  operating activities.........      (38,691)            (26,311)
                                 -----------         -----------
Cash flows from (used in)
 investing activities:
  Additions to property,
   plant and equipment.........      (13,468)            (14,060)
  Acquisition of operations,
   net of cash received........       (1,162)                --
  Purchase of investment
   securities..................       (5,363)                --
  Maturity of short-term
   investments.................          --               19,582
  Increase in customer
   advances....................        1,404               1,080
  Decrease in deferred charges
   and credits.................       (1,654)                (70)
  Proceeds from sale of land...          752                 --
  Other, net...................          (19)                269
                                 -----------         -----------
   Net cash flows from (used
    in) investing activities...      (19,510)              6,801
                                 -----------         -----------
Cash flows from (used in)
 financing activities:
  Repayment of debt............         (186)            (19,649)
  Net borrowings under
   revolving credit facility...       55,500                 --
  Other, net...................          --                  144
                                 -----------         -----------
   Net cash flows from (used
    in) financing activities...       55,314             (19,505)
                                 -----------         -----------
Decrease in cash and cash
 equivalents...................       (2,887)            (39,015)
Cash and cash equivalents at
 beginning of period...........        2,887              39,015
                                 -----------         -----------
Cash and cash equivalents at
 end of period.................  $       --          $       --
                                 ===========         ===========
Supplemental disclosures of
 cash flow information:
  Cash paid during the period
   for:
    Interest...................  $    15,007         $    17,557
                                 ===========         ===========
    Income taxes (refund)......  $       500         $    (5,386)
                                 ===========         ===========


                         See accompanying notes.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF CASH FLOWS



                                Twelve Months Ended September 30,
                                ---------------------------------
                                    1996                 1995
                                ------------         ------------
                                     (thousands of dollars)

Cash flows from operating
 activities:
  Net earnings................  $    21,032          $    16,639
  Adjustments to reconcile net
   earnings to net cash flows
   from operating activities:
    Depreciation and amorti-
     zation...................       32,929               32,669
    Deferred income taxes.....       10,643                6,239
    Provision for bad debts...        6,255                4,557
    Deferral of interest and
     other expenses...........       (7,221)              (3,638)
    Other, net................          909                1,960
    Changes in assets and lia-
     bilities, net of acquisi-
     tions and dispositions:
      Increase in accounts
       receivable, billed and
       unbilled...............       (9,286)              (1,038)
      Decrease in accounts
       payable................       (4,417)              (3,391)
      Increase (decrease) in
       taxes and other lia-
       bilities...............          (28)               3,054
      Increase in customer
       deposits...............        1,669                1,177
      Increase (decrease) in
       deferred gas purchase
       costs..................       13,454              (31,381)
      Decrease (increase) in
       inventories............      (10,138)              15,745
      Decrease (increase) in
       other accounts.........         (716)               1,083
                                -----------          -----------
  Net cash flows from
   operating activities.......       55,085               43,675
                                -----------          -----------
Cash flows used in investing
 activities:
  Additions to property,
   plant and equipment........      (58,784)             (67,213)
  Acquisition of operations,
   net of cash received.......       (1,162)                 --
  Purchase of investment
   securities.................      (16,126)                 --
  Litigation settlement
   proceeds...................        4,250                  --
  Increase in customer
   advances...................        3,871                1,805
  Decrease in deferred
   charges and credits........       (5,395)              (2,465)
  Proceeds from sale of
   various operations.........       14,770                  --
  Proceeds from sale of land..          752                  336
  Other, net..................           54                2,057
                                -----------          -----------
   Net cash flows used in
    investing activities......      (57,770)             (65,480)
                                -----------          -----------
Cash flows from financing
 activities:
  Repayment of debt...........      (53,327)             (35,649)
  Net borrowings (payments)
   under revolving credit
   facility...................       55,500              (41,400)
  Issuance of preferred
   securities of subsidiary
   trust......................          --               100,000
  Issuance cost of preferred
   securities of subsidiary
   trust......................          --                (3,799)
  Other, net..................          512                  727
                                -----------          -----------
   Net cash flows from
    financing activities......        2,685               19,879
                                -----------          -----------
Increase (decrease) in cash
 and cash equivalents.........          --                (1,926)
Cash and cash equivalents at
 beginning of period..........          --                 1,926
                                -----------          -----------
Cash and cash equivalents at
 end of period................  $       --           $       --
                                ===========          ===========
Supplemental disclosures of
 cash flow information:
  Cash paid during the
   period for:
    Interest..................  $    34,343          $    38,046
                                ===========          ===========
    Income taxes (refund).....  $     5,897          $    (2,857)
                                ===========          ===========


                      See accompanying notes.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



FINANCIAL STATEMENTS

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments (including both normal recurring as well as any non-recurring) necessary for a fair presentation of the results of operations for such periods. Because of the seasonal nature of the Company's operations, the results of operations for any interim period are not necessarily indicative of results for the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in Southern Union Company's (Southern Union and, together with its wholly-owned subsidiaries, the Company) Annual Report on Form 10-K for the fiscal year ended June 30, 1996. Certain prior period amounts have been reclassified to conform with the current period presentation.

Under the Company's cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes and are classified in accounts payable in the consolidated balance sheet.

The computation of both primary and fully diluted earnings per share is based on the weighted average number of outstanding common stock during the period plus, when their effect is dilutive, common stock equivalents consisting of certain shares subject to stock options and warrants.

INVESTMENT SECURITIES

At September 30, 1996, all securities owned by the Company were classified as available for sale and are intended to be held by the Company for an indefinite period of time. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of common stockholders' equity. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations when incurred.

As of September 30, 1996, investment securities consisted of common stock with a specific cost of $16,125,000 and a fair value of $19,168,000. The net unrealized holding gain, included as a separate component of common stockholders' equity, totaled $1,978,000 at September 30, 1996. There were no adjustments to unrealized holding gain on securities available-for-sale in previous years as no investment securities were held. As of October 15, 1996, the investment securities available-for-sale had a fair value of $19,008,000 and a net unrealized holding gain of $1,874,000. The net unrealied holding gain is accounted for as required by the Financial Accounting Standards Board standard Accounting for Certain Investments in Debt and Equity Securities.
----------------------------------------------------------------

DIVESTITURE

On October 16, 1995, Southern Union Company entered into an agreement to sell certain gas distribution operations of the Com-pany in the Texas and Oklahoma Panhandles and to sell Western Gas Interstate Company (WGI), a wholly-owned subsidiary of the Com-pany, exclusive of the Del Norte interconnect operation which transports natural gas into Mexico, for $14,770,000, subject to post-closing adjustments. The sale was closed on May 1, 1996.

PREFERRED SECURITIES OF SUBSIDIARY TRUST

On May 17, 1995, Southern Union Financing I (Subsidiary Trust), a consolidated wholly-owned subsidiary of Southern Union, issued $100,000,000 of 9.48% Trust Originated Preferred Securities (Pre-ferred Securities). In connection with the Subsidiary Trust's issuance of the Preferred Securities and the related purchase by Southern Union of all of the Subsidiary Trust's common securities (Common Securities), Southern Union issued to the Subsidiary Trust $103,092,800 principal amount of its 9.48% Subordinated Deferrable Interest Notes, due 2025 (Subordinated Notes). The sole assets of the Subsidiary Trust are the Subordinated Notes. The interest and other payment dates on the Subordinated Notes

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



correspond to the distribution and other payment dates on the Preferred Securities and the Common Securities. Under certain circumstances, the Subordinated Notes may be distributed to holders of the Preferred Securities and holders of the Common Securities in liquidation of the Subsidiary Trust. The Subordi-nated Notes are redeemable at the option of the Company on or after May 17, 2000, at a redemption price of $25 per Subordinated Note plus accrued and unpaid interest. The Preferred Securities and the Common Securities will be redeemed on a pro rata basis to the same extent as the Subordinated Notes are repaid, at $25 per Preferred Security and Common Security plus accumulated and unpaid distributions. Southern Union's obligations under the Subordinated Notes and related agreements, taken together, con-stitute a full and unconditional guarantee by Southern Union of payments due on the Preferred Securities. As of September 30, 1996 and 1995, 4,000,000 shares of Preferred Securities were outstanding.

DEBT

                                     September 30,     June 30,
                                         1996            1996
                                      ------------   ------------
                                        (thousands of dollars)

7.60% Senior notes due 2024.......    $ 384,515      $ 384,515
Other.............................        2,308          1,494
                                      ---------      ---------
Total debt........................      386,823        386,009
  Less current portion............          680            615
                                      ---------      ---------
Total long-term debt..............    $ 386,143      $ 385,394
                                      =========      =========

The Company has availability under a $100,000,000 revolving credit facility (Revolving Credit Facility) underwritten by a syndicate of banks. Borrowings under the Revolving Credit Facility are available for Southern Union's working capital, letter of credit requirements and other general corporate pur-poses. At June 30, 1996 the outstanding balance under the Revolving Credit Facility was nil. The amount outstanding under the Revolving Credit Facility at September 30, 1996 and
October 15, 1996 was $55,500,000 and $52,000,000, respectively.

UTILITY REGULATION AND RATES

Pursuant to a 1989 Missouri Public Service Commission (MPSC) order, Missouri Gas Energy is engaged in a major gas safety pro-gram in its service territories. This program includes replace-ment of company- and customer-owned gas service and yard lines, the movement and resetting of meters, the replacement of cast iron mains and the replacement and cathodic protection of bare steel mains (Missouri Safety Program). In recognition of the significant capital expenditures associated with this safety pro-gram, the MPSC permits the deferral, and subsequent recovery through rates, of depreciation expense, property taxes and asso-ciated carrying costs, related to the Missouri Safety Program. Missouri Gas Energy has deferred depreciation expense, property taxes and carrying costs of $2,358,000 for the three-month period ended September 30, 1996. The continuation of the Missouri Safety Program will result in significant levels of future capi-tal expenditures. The Company estimates incurring capital expenditures of $20,000,000 in fiscal 1997 related to this pro-gram.

Under the order of the Federal Energy Regulatory Commission, a major supplier of gas to Missouri Gas Energy is allowed recovery of certain unrecovered deferred gas costs with a remaining balance of $18,981,000 at September 30, 1996. These costs were related to gas deliveries prior to April 30, 1994. Missouri Gas Energy filed a mechanism to recover these costs with the MPSC which was approved and allows recovery of these costs from its Missouri customers. The receivable and liability associated with these costs have been recorded as a deferred charge and a deferred credit, respectively, on the consolidated balance sheet as of September 30, 1996 and 1995.

Missouri Gas Energy filed a $34,000,000 request for rate increases with the MPSC on March 1, 1996. An evidentiary hearing will be conducted in late October, 1996. The proposed effective date for the rate increase, in accordance with the MPSC Stipula-tion, is February 1, 1997. In addition to the requested increase, Missouri Gas Energy proposed an annual rider to recoup costs associated with the Missouri Safety Program; an annual incentive regulation rider; a change in Missouri Gas Energy's main extension policy; a weather normalization clause; and a change in transportation service availability that would extend transportation service to more customers on their system. Addi-tionally, the

           SOUTHERN UNION COMPANY AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



proposed rates would recover a larger percentage of fixed costs through the monthly customer charge and reduce the level of fixed costs recovered through the volumetric charge.

CONTINGENCIES

Southern Union is aware of the possibility that it may become a defendant in an action brought by the United States Environmental Protection Agency (EPA) for reimbursement of costs associated with removing hazardous substances from the site of a former coal gasification plant (Pine Street Canal Site) in Burlington, Vermont. This knowledge arises out of the existence of a prior action, United States v. Green Mountain Power Corp., et al,
        --------------------------------------------------
(Green Mountain Power) in which Southern Union became involved as a third-party defendant in January 1989. Green Mountain Power was an action under 42 U.S.C. Section 9607(a) by the federal government to recover clean-up costs associated with the Maltex Pond, which is part of the Pine Street Canal Site. Two defen-dants in Green Mountain Power, Vermont Gas Systems and Green Mountain Power Corp., claimed that Southern Union is the corpo-rate successor to People's Light and Power Corporation, an upstream corporate parent of Green Mountain Power Corp. during the years 1928-1931. Green Mountain Power was settled without admission or determination of liability with respect to Southern Union by order dated December 26, 1990. The EPA has since con-ducted studies of the clean-up costs for the remainder of the Pine Street Canal Site, but the ultimate costs are unknown at this time. On November 30, 1992, Southern Union was named as a potentially responsible party in a special notice letter from the EPA. The Company has denied liability for any clean-up costs for various reasons, including that it is not a successor to any entity that owned or operated the site in question. Should Southern Union be made party to any action seeking recovery of remaining clean-up costs, the Company intends to vigorously defend against such an action. The Company has made demands of the appropriate insurers that they assume the defense of and liability for any such claim that may be asserted. The Company does not believe the outcome of this matter will have a material adverse effect on its financial position, results of operations or cash flows.

Southern Union and Western Resources entered into an Environmen-tal Liability Agreement (Environmental Liability Agreement) at the closing of the Missouri Acquisition. Subject to the accuracy of certain representations made by Western Resources in the Missouri Asset Purchase Agreement, the Environmental Liability Agreement provides for a tiered approach to the allocation of substantially all liabilities under environmental laws that may exist or arise with respect to Missouri Gas Energy. At the present time and based upon information available to management, the Company believes that the costs of any remediation efforts that may be required for these sites for which it may ultimately have responsibility will not exceed the aggregate amount subject to substantial sharing by Western Resources.

In addition to the Pine Street Canal Site and various Missouri Gas Energy sites described above, the Company is investigating the possibility that the Company or predecessor companies may have been associated with Manufactured Gas Plant (MGP) sites in other of its past, principally in Arizona and New Mexico, and present service areas in Texas. At the present time, the Company is aware of certain plant sites in some of these areas and is investigating those and certain other locations.

The municipal owner of a property adjacent to one of the Com-pany's service locations has raised concerns over the continued operation of that property as a park due to its former use as a portion of an MGP site. The Texas Water Commission (TWC), in cooperation with the EPA, conducted a site inspection and prelim-inary assessment of this MGP site. Correspondence received from the TWC in 1989 concluded that the site "did not appear at the time of our inspection to pose an apparent threat to the public or the environment." In April 1996 the city closed the park pending the performance of a risk assessment report. Based upon currently available information, Southern Union does not believe the outcome of this matter will have a material adverse effect on its financial position, results of operations or cash flows.

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

As a result of the acquisition of Missouri Gas Energy, the Com-pany assumed certain obligations related to a 1990 settlement of a Wyoming Tight Sands anti-trust claim. To secure the refund of the settlement proceeds, the MPSC authorized the establishment of an independently administered trust to collect cash receipts under the Tight Sands settlement and repay credit-facility borrowings used for the lump sum payment. In the event the trust does not receive cash payments from the gas suppliers as provided by the Tight Sands settlement agreements, the Company is com-mitted to pay its applicable portion of the amount owed the lender of the credit-facility borrowings. The Company's allo cable unpaid portion of the amount the trust owes the lender at September 30, 1996 was $6,335,000.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The Company's principal line of business is the distribution of natural gas as a public utility through Southern Union Gas and Missouri Gas Energy, each of which is a division of the Company. In addition, subsidiaries of Southern Union have been established to support and expand natural gas sales and to capitalize on the Company's gas energy expertise. These subsidiaries market natural gas to end-users, operate natural gas pipeline systems, distribute and sell propane and sell commercial gas air condi-tioning and other gas-fired engine-driven applications. By pro-viding "one-stop shopping," the Company can serve its various customers' specific energy needs, which encompass substantially all of the natural gas distribution and sales businesses from natural gas sales to specialized energy consulting services. Certain subsidiaries also own or hold interests in real estate and other assets, which are primarily used in the Company's utility business.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 and 1995
----------------------------------------------

The Company recorded a net loss attributable to common stock of $5,405,000 for the three-month period ended September 30, 1996 compared to a net loss of $5,598,000 for the three-month period ended September 30, 1995. Net loss per common share, based on weighted average shares outstanding during the period, was $.33 in 1996 compared with a net loss per common share of $.35 in 1995. Due to the seasonal nature of the gas utility business, the three-month period ending September 30 is typically a loss period.

Operating revenues were $80,830,000 for the three-month period ended September 30, 1996, an increase of 15%, compared with operating revenues of $70,227,000 in 1995. Gas purchase costs for the three-month period ended September 30, 1996 were $39,415,000, an increase of 42%, compared with $27,829,000 in
1995. The Company's operating revenues are affected by the level of sales volumes and by the pass-through of increases or decreases in the Company's gas purchase costs through its pur-chased gas adjustment clauses. The increase in operating reve-nues and gas purchase costs between periods was the result of a 7% increase in gas sales volumes to 13,258 MMcf in 1996 from 12,423 MMcf in 1995. Additionally, operating revenues and gas purchase costs were effected by the increase in the average cost of gas from $2.24 per Mcf in 1995 to $2.97 per Mcf in 1996. The increase in the average cost of gas primarily is the result of increases in average spot market gas prices throughout the com-pany's distribution system as a result of seasonal impacts on demands for natural gas and the ensuing competitive pricing within the industry.

Operating margin (operating revenues less gas purchase costs) for the three-month period ended September 30, 1996 was $41,415,000 compared to $42,398,000 in 1995. The 2% decrease in operating margin is the result of a decrease in number of customers served due to the sale of certain operations in the Texas and Oklahoma Panhandles which was effective on May 1, 1996, and reduced gas sales to various electric power plants in the Missouri service territories as a result of the milder summer weather.

Operating expenses, which include operating, maintenance and general expenses, taxes other than on income and revenues, and depreciation and amortization, were $37,066,000 for the three-month period ended September 30, 1996, a decrease of $254,000, compared with $37,320,000 in 1995. The decrease is primarily a result of a $400,000 decrease in operating, maintenance and general expenses resulting from the sale of certain operations as previously

           SOUTHERN UNION COMPANY AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



discussed. Offsetting the decrease in operating, maintenance and general expenses was an increase in taxes, other than on income and revenues, due to an increase in property taxes.

Interest expense was $8,287,000 for the three-month period ended September 30, 1996, a decrease of 9%, compared to $9,138,000 in 1995. The decrease in interest expense is primarily due to the repurchase of $90,485,000 of the Senior Notes at various dates from June 1995 to June 1996. The funds used for the various repurchases of debt were obtained, in part, from the May 1995 issuance of $100,000,000 of 9.48% Trust Originated Preferred Securities (Preferred Securities) and working capital. See "Debt" in the Notes to the Consolidated Financial Statements for the three-month period ended September 30, 1996.

Other income for the three-month period ended September 30, 1996 was $1,735,000 compared to $1,420,000 in 1995. Other income for the three-month period ended September 30, 1996 consists of $1,557,000 related to the deferral of interest and other expenses associated with the Missouri Gas Energy Safety Program and net rental income from Lavaca Realty Company ("Lavaca Realty"), the Company's real estate subsidiary, of $353,000. Offsetting the increase was a $374,000 loss recognized on a donation of emis-sions analysis equipment and software to the University of Texas in Austin, Texas. Other income for 1995 included $1,019,000 related to the deferral of interest and other expenses associated with the Missouri Gas Energy Safety Program and net rental income from Lavaca Realty of $344,000.

For the three-month period ended September 30, 1996, the federal and state income tax benefit increased $170,000, or 6%, over the same period in 1995 due primarily to an increase in the effective tax rate from 34% to 36% in 1995 and 1996, respectively.

Twelve Months Ended September 30, 1996 and 1995
-----------------------------------------------

The Company recorded net earnings available for common stock of $21,032,000 for the twelve-month period ended September 30, 1996 compared with net earnings of $16,639,000 in 1995. Net earnings per common share, based on weighted average shares outstanding during the period, were $1.25 in 1996 compared with net earnings per common share of $1.01 in 1995.

Operating revenues were $630,993,000 for the twelve-month period ended September 30, 1996, an increase of 31%, compared with operating revenues of $480,906,000 in 1995. Gas purchase costs for the twelve-month period ended September 30, 1996 were $373,125,000, an increase of 55%, compared with gas purchase costs of $240,844,000 in 1995. Operating revenues increased during the twelve-month period ended September 30, 1996 as a result of a 13% increase in gas sales volume from 105,617 MMcf in 1995 to 119,362 MMcf in 1996. The increase in volumes is princi-pally due to a colder 1995/1996 winter season throughout most of the Company's service territories. Gas purchase costs were also effected by the increase in sales volume and the increase in the average cost of gas from $2.28 per Mcf in 1995 to $3.13 per Mcf in 1996, discussed above.

Weather for Texas and Oklahoma service territories for the twelve-month period ended September 30, 1996 was 95% of a 30-year measure compared to 82% in 1995. Weather for Missouri Gas
Energy's service territories was 104% of a 30-year measure for 1996 compared to 91% in 1995.

Operating margin for the twelve-month period ended September 30, 1996 was $257,868,000 compared to $240,062,000 in 1995. The increase in operating margin resulted primarily from the colder winter mentioned above.

Operating expenses, which include operating, maintenance and general expenses, taxes other than on income and revenues, and depreciation and amortization, were $153,907,000 for the twelve-month period ended September 30,

           SOUTHERN UNION COMPANY AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



1996, an increase of 5%, compared with operating expenses of $146,516,000 in 1995. The increase in operating expenses resulted primarily from an increase in bad debt expense associated with the increase in operating revenues, an increase in provisions for workers' compensation obligations, an increase in employee medical costs and certain severance costs at Missouri Gas Energy.

Interest expense was $34,981,000 for the twelve-month period ended September 30, 1996, a decrease of 11%, compared to $39,119,000 in 1995. The decrease in interest expense is due to the decrease in total long-term debt previously discussed. See also "Debt" in the Notes to the Consolidated Financial Statements for the twelve months ended September 30, 1996 included herein.

Dividends on preferred securities of subsidiary trust were $9,480,000 for the twelve-month period ended September 30, 1996, compared with $3,529,000 in 1995. The increase is due to the May
1995 issuance of the Preferred Securities.  See "Preferred
Securities of Subsidiary Trust" in the Notes to the Consolidated
Financial Statements for the three-month period ended
September 30, 1996.

Other income for the twelve-month period ended September 30, 1996 was $11,641,000 compared to $3,878,000 in 1995. Other income for the twelve-month period ended September 30, 1996 included:
$6,202,000 related to the deferral of interest and other expenses associated with the Missouri Gas Energy Safety Program; net rental income from Lavaca Realty of $1,400,000; a pre-tax gain of $2,300,000 on the sale of Western Gas Interstate Company (WGI) and other operations; and a $1,448,000 gain on the repurchase of Senior Notes. Other income for the twelve-month period ended September 30, 1995 included $3,278,000 related to the deferral of interest and other expenses associated with the Missouri Gas Energy Safety Program and net rental income from Lavaca Realty of $1,402,000. This was partially offset by $750,000 for the write-down to estimated fair market value of certain Lavaca Realty real estate held for sale.

For the twelve-month period ended September 30, 1996, federal and state income taxes increased $3,587,000, or 32%, over the same period in 1995 due to improved pre-tax earnings and as a result of a gain on the sale of WGI and other distribution properties, also discussed above.

           SOUTHERN UNION COMPANY AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following table sets forth certain information regarding the Company's gas utility operations for the three- and twelve-month periods ended September 30, 1996 and 1995:

                                Three Months      Twelve Months
                                   Ended              Ended
                               September 30,      September 30,
                               1996     1995      1996     1995
                             -------- --------  -------- --------

Average number of gas
 sales customers served:
  Residential.............    858,093  857,411   870,146  869,737
  Commercial..............     86,123   86,359    89,505   89,148
  Industrial and irriga-
   tion...................        591      685       644      689
  Public authorities and
   other..................      2,572    2,720     2,775    2,799
  Pipeline and marketing..        174      644       378      475
                             -------- --------  -------- --------
   Total average custo-
    mers served...........    947,553  947,819   963,448  962,848
                             ======== ========  ======== ========

Gas sales in millions of
 cubic feet (MMcf)
  Residential.............      4,837    5,066    69,506   62,927
  Commercial..............      2,986    3,165    31,381   28,764
  Industrial and irriga-
   tion...................        516      603     2,497    2,305
  Public authorities and
   other..................        230      228     2,709    3,267
  Pipeline and marketing..      3,866    2,668    13,131    8,221
                             -------- --------  -------- --------
   Gas sales billed.......     12,435   11,730   119,224  105,484
  Net change in unbilled
   gas sales..............        823      693       138      133
                             -------- --------  -------- --------
   Total gas sales........     13,258   12,423   119,362  105,617
                             ======== ========  ======== ========

Gas sales revenues
 (thousands of dollars):
  Residential.............   $ 42,769 $ 38,590  $392,787 $305,119
  Commercial..............     16,356   13,806   156,639  118,255
  Industrial and irriga-
   tion...................      1,851    1,930    10,526    8,185
  Public authorities and
   other..................        884      736     9,479    7,839
  Pipeline and marketing..      9,122    5,119    31,625   16,847
                             -------- --------  -------- --------
   Gas revenues billed....     70,982   60,181   601,056  456,245
  Net change in unbilled
   gas sales revenues.....      4,146    3,704     2,500      469
                             -------- --------  -------- --------

   Total gas sales
    revenues..............   $ 75,128 $ 63,885  $603,556 $456,714
                             ======== ========  ======== ========

Gas sales margin
 (thousands of dollars)...   $ 35,713 $ 36,056  $230,431 $215,870
                             ======== ========  ======== ========

Gas sales revenue per
 thousand cubic feet
 (Mcf) billed:
  Residential.............   $  8.841 $  7.617  $  5.651 $  4.849
  Commercial..............      5.478    4.362     4.992    4.111
  Industrial and irriga-
   tion...................      3.591    3.201     4.215    3.551
  Public authorities and
   other..................      3.852    3.226     3.499    2.399
  Pipeline and marketing..      2.360    1.919     2.408    2.049

Weather effect:
 Degree days:
  Southern Union Gas
   service territories....          3       14     1,886    1,679
  Missouri Gas Energy ser-
   vice territories.......         85      105     5,476    4,820
 Normal, based on 30-year
  measure:
   Southern Union Gas
    service territories...          0        0     1,976    2,057
   Missouri Gas Energy ser-
    vice territories......         61       61     5,246    5,293

Gas transported in
 millions of cubic feet
 (MMcf)...................     14,688   15,321    62,187   69,698
Gas transportation reve-
 nues (thousands of
 dollars).................   $  3,828 $  3,797  $ 19,309 $ 19,892

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION

The Company's gas utility operations are seasonal in nature with a significant percentage of the annual revenues and earnings occurring in the traditional heating-load months. This season-ality results in a high level of cash flow needs during the peak winter heating season months, resulting from the required pay-ments to natural gas suppliers in advance of the receipt of cash payments from the Company's customers. The Company has histori-cally used its revolving loan and credit facilities to provide funding for its seasonal working capital, continuing construction and maintenance programs and operational requirements.

The principal source of funds during the three-month period ended September 30, 1996 was $55,500,000 borrowed under the revolving credit facility. This source, along with beginning cash balances of $2,887,000, provided funds for the purchase of $5,363,000 in investment securities, additions to property, plant and equipment of $13,468,000, operating outflows of $38,691,000 and other seasonal working capital needs of the Company.

The effective interest rate under the Company's current debt structure is 7.9% (including interest and the amortization of debt issuance costs and redemption premiums on refinanced debt).

The Company has availability under a $100,000,000 revolving credit facility (Revolving Credit Facility) underwritten by a syndicate of banks. Borrowings under the Revolving Credit Facility are available for Southern Union's working capital, letter of credit requirements and other general corporate pur-poses. At June 30, 1996 the outstanding balance under the Revolving Credit Facility was nil. The amount outstanding under the Revolving Credit Facility at September 30, 1996 and
October 15, 1996 was $55,500,000 and $52,000,000, respectively.

On May 17, 1995, Southern Union Financing I (Subsidiary Trust), a consolidated wholly-owned subsidiary of Southern Union, issued $100,000,000 of Preferred Securities. The issuance of the Pre-Preferred Securities was part of a $300,000,000 shelf registra-tion filed with the Securities and Exchange Commission on March 29, 1995. Southern Union may sell a combination of pre-ferred securities of financing trusts and senior and subordinated debt securities of Southern Union of up to $196,907,200 (the remaining shelf) from time to time, at prices determined at the time of any offering. The net proceeds from the Preferred Securities offering, along with working capital from operations, were used to repurchase $90,485,000 of 7.60% Senior Notes through June, 1996 with the remaining balance used to provide working capital for seasonal needs. Depending upon market conditions and available cash balances, the Company may repurchase additional Senior Notes in the future. See Preferred Securities of Subsid-iary Trust and Debt in the Notes to the Consolidated Financial Statements.

          SOUTHERN UNION COMPANY AND SUBSIDIARIES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              SOUTHERN UNION COMPANY
                              ----------------------
                                   (Registrant)



Date   October 18, 1996       By RONALD J. ENDRES
     --------------------        --------------------
                                 Ronald J. Endres
                                 Executive Vice President and
                                   Chief Financial Officer


Date   October 18, 1996       By DAVID J. KVAPIL
     --------------------        --------------------
                                 David J. Kvapil
                                 Vice President and Controller
                                 (Principal Accounting Officer)