Form 10-Q
period 1996-12-31
SOUTHERN UNION CO
filed 1997-02-14
CIK 203248

=================================================================

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D. C.  20549
             ----------------------------------

                          FORM 10-Q

               For the quarterly period ended
               ------------------------------

                      December 31, 1996



                  Commission File No. 1-6407
             ----------------------------------

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

The number of shares of the registrant's Common Stock outstanding on February 5, 1997 was 17,074,812.


=================================================================

            SOUTHERN UNION COMPANY AND SUBSIDIARIES
                          FORM 10-Q
                      December 31, 1996
                            Index




PART I.  FINANCIAL INFORMATION                            Page(s)
                                                          -------

Item 1.  Financial Statements

         Consolidated statements of operations -
           three, six and twelve months ended
           December 31, 1996 and 1995

         Consolidated balance sheet - December 31,
           1996 and 1995 and June 30, 1996

         Consolidated statement of stockholders'
           equity - six months ended December 31,
           1996 and twelve months ended June 30, 1996

         Consolidated statements of cash flows -
           three, six and twelve months ended
           December 31, 1996 and 1995

         Notes to consolidated financial statements

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         (See "CONTINGENCIES" in Notes to Consolidated
          Financial Statements)

Item 4.  Results of Votes of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibit 11 -- Computation of primary
                and fully diluted earnings per share

           (b)  Exhibit 27 -- Financial Data Schedule

           (c)  Reports on Form 8-K -- None


             SOUTHERN UNION COMPANY AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF OPERATIONS



                                  Three Months Ended December 31,
                                  -------------------------------
                                       1996               1995
                                  ------------       ------------
                                   (thousands of dollars, except
                                    shares and per share amounts)

Operating revenues..............  $   230,882        $   180,939
Gas purchase costs..............      154,945            106,602
                                  -----------        -----------
  Operating margin..............       75,937             74,337
Revenue-related taxes...........       12,840             10,207
                                  -----------        -----------
  Net operating margin..........       63,097             64,130

Operating expenses:
  Operating, maintenance and
    general.....................       27,180             27,761
  Depreciation and amortization.        8,395              8,575
  Taxes, other than on income
    and revenues................        2,537              3,532
                                  -----------        -----------
    Total operating expenses....       38,112             39,868
                                  -----------        -----------
    Net operating revenues......       24,985             24,262
                                  -----------        -----------

Other income (expenses):
  Interest......................       (8,741)            (9,165)
  Dividends on preferred
    securities of subsidiary
    trust.......................       (2,370)            (2,370)
  Other, net....................        1,643                949
                                  -----------        -----------
    Total other expenses, net...       (9,468)           (10,586)
                                  -----------        -----------

    Earnings before income
      taxes.....................       15,517             13,676

Federal and state income taxes..        5,856              4,930
                                  -----------        -----------

Net earnings available for
  common stock..................  $     9,661        $     8,746
                                  ===========        ===========

Net earnings per common and
  common share equivalents......  $       .54        $       .50
                                  ===========        ===========

Weighted average common and
  common share equivalents
  outstanding...................   17,742,696         17,566,246
                                  ===========        ===========


                      See accompanying notes.

           SOUTHERN UNION COMPANY AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF OPERATIONS



                                    Six Months Ended December 31,
                                    -----------------------------
                                        1996             1995
                                    ------------     ------------
                                    (thousands of dollars, except
                                    shares and per share amounts)

Operating revenues................  $   311,712      $   251,166
Gas purchase costs................      194,360          134,431
                                    -----------      -----------
  Operating margin................      117,352          116,735
Revenue-related taxes.............       16,751           13,702
                                    -----------      -----------
  Net operating margin............      100,601          103,033

Operating expenses:
  Operating, maintenance and
    general.......................       52,495           53,476
  Depreciation and amortization...       16,883           17,117
  Taxes, other than on income
    and revenues..................        5,799            6,597
                                    -----------      -----------
    Total operating expenses......       75,177           77,190
                                    -----------      -----------
    Net operating revenues........       25,424           25,843
                                    -----------      -----------

Other income (expenses):
  Interest........................      (17,028)         (18,303)
  Dividends on preferred
    securities of subsidiary
    trust.........................       (4,740)          (4,740)
  Other, net......................        3,378            2,370
                                    -----------      -----------
    Total other expenses, net.....      (18,390)         (20,673)
                                    -----------      -----------

    Earnings before income taxes..        7,034            5,170

Federal and state income taxes....        2,778            2,022
                                    -----------      -----------

Net earnings available for
  common stock....................  $     4,256      $     3,148
                                    ===========      ===========

Net earnings per common and
  common share equivalents........  $       .24      $       .18
                                    ===========      ===========

Weighted average common and
  common share equivalents
  outstanding.....................   17,735,280       17,445,587
                                    ===========      ===========


                       See accompanying notes.

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF OPERATIONS



                                 Twelve Months Ended December 31,
                                 --------------------------------
                                     1996                1995
                                 ------------        ------------
                                   (thousands of dollars, except
                                    shares and per share amounts)

Operating revenues.............  $   680,936         $   514,202
Gas purchase costs.............      421,467             269,811
                                 -----------         -----------
  Operating margin.............      259,469             244,391
Revenue-related taxes..........       37,934              28,845
                                 -----------         -----------
  Net operating margin.........      221,535             215,546

Operating expenses:
  Operating, maintenance and
    general....................      106,540              99,378
  Depreciation and amortiza-
    tion.......................       32,748              33,135
  Taxes, other than on income
    and revenues...............       12,863              11,992
                                 -----------         -----------
    Total operating expenses...      152,151             144,505
                                 -----------         -----------
    Net operating revenues.....       69,384              71,041
                                 -----------         -----------

Other income (expenses):
  Interest.....................      (34,557)            (37,957)
  Dividends on preferred
    securities of subsidiary
    trust......................       (9,480)             (5,899)
  Other, net...................       12,335               4,417
                                 -----------         -----------
    Total other expenses, net..      (31,702)            (39,439)
                                 -----------         -----------

    Earnings before income
      taxes....................       37,682              31,602

Federal and state income taxes.       15,735              12,775
                                 -----------         -----------
Net earnings available for
  common stock.................  $    21,947         $    18,827
                                 ===========         ===========

Net earnings per common and
  common share equivalents.....  $      1.24         $      1.08
                                 ===========         ===========

Weighted average common and
  common share equivalents
  outstanding..................   17,705,591          17,363,041
                                 ===========         ===========


                        See accompanying notes.

           SOUTHERN UNION COMPANY AND SUBSIDIARIES

                CONSOLIDATED BALANCE SHEET

                        ASSETS



                                December 31,           June 30,
                         --------------------------  ------------
                             1996          1995          1996
                         ------------  ------------  ------------
                                 (unaudited)
                                    (thousands of dollars)

Property, plant and
equipment:
  Plant in service.....  $   938,980   $   905,310   $   912,552
  Construction work in
    progress...........       10,506        16,833         8,411
                         -----------   -----------   -----------
                             949,486       922,143       920,963
  Less accumulated
    depreciation and
    amortization.......     (323,341)     (315,413)     (310,289)
                         -----------   -----------   -----------
                             626,145       606,730       610,674
  Additional purchase
    cost assigned to
    utility plant, net.      132,700       142,454       133,780
                         -----------   -----------   -----------

  Net property, plant
    and equipment......      758,845       749,184       744,454
                         -----------   -----------   -----------


Current assets:
  Cash and cash
    equivalents........         --             820         2,887
  Accounts receivable,
    billed and
    unbilled...........      148,059       108,582        47,846
  Inventories,
    principally at
    average cost.......       33,822        24,658        27,023
  Deferred gas purchase
    costs..............        4,663        11,369         2,650
  Prepayments and
    other..............        1,252         1,273         1,947
                         -----------   -----------   -----------

    Total current
      assets...........      187,796       146,702        82,353
                         -----------   -----------   -----------

Deferred charges.......      115,738       117,198       116,286
Investment securities..       15,734         1,463         8,848
Real estate............        8,956        10,495         9,513
Other..................        2,771         2,754         3,006
                         -----------   -----------   -----------


  Total assets.........  $ 1,089,840   $ 1,027,796   $   964,460


                   See accompanying notes.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

               STOCKHOLDERS' EQUITY AND LIABILITIES



                                December 31,           June 30,
                         --------------------------  ------------
                             1996          1995          1996
                         ------------  ------------  ------------
                                 (unaudited)
                                    (thousands of dollars)

Common stockholders'
equity:
  Common stock, $1 par
    value; authorized
    50,000,000 shares;
    issued 17,120,648
    shares............   $    17,121   $    12,212   $    16,275
  Premium on capital
    stock.............       224,902       210,004       206,047
  Less treasury stock,
    at cost...........          (794)         (794)         (794)
  Retained earnings...        10,393         7,940        25,631
  Unrealized holding
    gain (loss).......         1,490          --          (1,244)
                         -----------   -----------   -----------

  Total common stock-
    holders' equity...       253,112       229,362       245,915

Company-obligated man-
datorily redeemable
preferred securities
of subsidiary trust
holding solely
$103,093,000 princi-
pal amount of 9.48%
subordinated notes
of Southern Union
due 2025..............       100,000       100,000       100,000

Long-term debt........       385,988       442,161       385,394
                         -----------   -----------   -----------

  Total capitaliza-
    tion..............       739,100       771,523       731,309

Current liabilities:
  Long-term debt due
    within one year...           700           782           615
  Notes payable.......        61,200        13,000          --
  Accounts payable....        89,788        46,644        39,238
  Federal, state and
    local taxes.......        19,379        17,947        16,741
  Accrued interest....        12,372        14,177        12,773
  Accrued dividends
    on preferred
    securities of sub-
    sidiary trust.....          --            --           2,370
  Customer deposits...        17,215        15,333        15,656
  Other...............        17,643        18,500        15,937
                         -----------   -----------   -----------

    Total current
      liabilities.....       218,297       126,383       103,330
                         -----------   -----------   -----------

Deferred credits and
  other...............        83,717        92,517        86,287
Accumulated deferred
  income taxes........        48,726        37,373        43,534
Commitments and
  contingencies.......          --            --            --
                         -----------   -----------   -----------

  Total...............   $ 1,089,840   $ 1,027,796   $   964,460
                         ===========   ===========   ===========


                     See accompanying notes.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                Unrea-
           Common   Premium   Trea-             lized
            Stock,     on      sury            Holding
            $1 Par  Capital   Stock,  Retained   Gain
            Value    Stock   at Cost  Earnings  (Loss)    Total
           ------- --------- ------- --------- -------- ---------
                          (thousands of dollars)
                                                                   Balance
July 1,
1995...... $11,570 $198,819  $ (794) $ 16,069  $  --    $225,664

 Net
 earnings.    --       --      --      20,839     --      20,839

 5% stock
 dividend.     576   10,701    --     (11,277)    --        --

 Four-for-
 three
 stock
 split....   4,054   (4,054)   --        --       --        --

 Unrea-
 lized
 holding
 loss.....    --       --      --        --     (1,244)   (1,244)

 Exercise
 of stock
 options..      75      581    --        --       --         656
           ------- --------  ------  --------  -------  --------

Balance
June 30,
1996......  16,275  206,047    (794)   25,631   (1,244)  245,915

 Net
 earnings.    --       --      --       4,256     --       4,256

 5% stock
 dividend.     812   18,682    --     (19,494)    --        --

 Unrea-
 lized
 holding
 gain.....    --       --      --        --      2,734     2,734

 Exercise
 of stock
 options..      34      173    --        --       --         207
           ------- --------  ------  --------  -------  --------

Balance
Decem-
ber 31,
1996...... $17,121 $224,902  $ (794) $ 10,393  $ 1,490  $253,112
           ======= ========  ======  ========  =======  ========


                   See accompanying notes.

          SOUTHERN UNION COMPANY AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CASH FLOWS



                                  Three Months Ended December 31,
                                  -------------------------------
                                      1996               1995
                                  ------------       ------------
                                      (thousands of dollars)

Cash flows from operating
 activities:
  Net earnings.................   $     9,661        $     8,746
  Adjustments to reconcile net
   earnings to net cash flows
   from operating activities:
    Depreciation and amortiza-
     tion......................         8,395              8,575
    Deferred income taxes......         2,178              1,018
    Provision for bad debts....         1,721              1,077
    Deferral of interest and
     other expenses............        (1,694)            (1,258)
    Gain on sale of investment
     securities................          (759)              --
    Other, net.................           226                370
    Changes in assets and
     liabilities:
      Increase in accounts
       receivable, billed and
       unbilled................      (109,527)           (75,623)
      Increase in accounts
       payable.................        60,667             17,805
      Increase in taxes and
       other liabilities.......        15,905             19,999
      Increase in customer
       deposits................         1,058                846
      Decrease in deferred gas
       purchase costs..........         4,548             11,295
      Decrease in inventories..         9,397              8,406
      Decrease in other
       accounts................         1,855              1,350
                                  -----------        -----------
    Net cash flows from
     operating activities......         3,631              2,606
                                  -----------        -----------
Cash flows used in investing
 activities:
  Additions to property, plant
   and equipment...............       (17,642)           (14,652)
  Purchase of investment
   securities..................          --               (1,463)
  Proceeds from sale of
   investment securities.......           527               --
  Increase in customer
   advances....................           510                775
  Increase in deferred
   charges and credits.........         2,013              1,045
  Other, net...................           490               (740)
                                  -----------        -----------
   Net cash flows used in
    investing activities.......       (14,102)           (15,035)
                                  -----------        -----------
Cash flows from financing
 activities:
  Repayment of debt............          (135)              (157)
  Net borrowings under
   financing facilities........         5,700             13,000
  Increase (decrease) in cash
   overdrafts..................         4,699               (144)
  Other, net...................           207                550
                                  -----------        -----------
   Net cash flows from
    financing activities.......        10,471             13,249
                                  -----------        -----------
Increase in cash and cash
 equivalents...................          --                  820
Cash and cash equivalents at
 beginning of period...........          --                 --
                                  -----------        -----------
Cash and cash equivalents at
 end of period.................   $      --          $       820
                                  ===========        ===========

Supplemental disclosures
 of cash flow information:
  Cash paid during the
   period for:
    Interest...................   $     1,935        $       816
                                  ===========        ===========
    Income taxes...............   $     1,500        $       200
                                  ===========        ===========


                     See accompanying notes.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF CASH FLOWS



                                    Six Months Ended December 31,
                                    -----------------------------
                                        1996             1995
                                    ------------     ------------
                                        (thousands of dollars)

Cash flows from operating
 activities:
  Net earnings...................   $     4,256      $     3,148
  Adjustments to reconcile net
   earnings to net cash flows
   used in operating activities:
    Depreciation and amortiza-
     tion........................        16,883           17,117
    Deferred income taxes........         3,707            1,317
    Provision for bad debts......         2,836            1,472
    Deferral of interest and
     other expenses..............        (3,251)          (2,277)
    Gain on sale of investment
     securities..................          (759)            --
    Other, net...................           333              777
    Changes in assets and
     liabilities, net of acqui-
     sitions and dispositions:
      Increase in accounts
       receivable, billed and
       unbilled..................      (100,035)         (74,588)
      Increase in accounts
       payable...................        45,712           17,453
      Increase in taxes and
       other liabilities.........         2,237           15,500
      Increase in customer
       deposits..................         1,559            1,167
      Increase in deferred gas
       purchase costs............        (2,012)          (3,728)
      Increase in inventories....        (6,637)          (1,097)
      Decrease (increase) in
       other accounts............           (27)              34
                                    -----------      -----------
    Net cash flows from
     operating activities........       (35,198)         (23,705)
                                    -----------      -----------
Cash flows used in investing
 activities:
  Additions to property, plant
   and equipment.................       (31,110)         (28,712)
  Acquisition of operations,
   net of cash received..........        (1,162)            --
  Purchase of investment
   securities....................        (5,363)          (1,463)
  Proceeds from sale of
   investment securities.........           527             --
  Maturity of short-term
   investments...................          --             19,582
  Increase in customer advances..         1,914            1,855
  Increase in deferred charges
   and credits...................           359              975
  Other, net.....................         1,223             (471)
                                    -----------      -----------
   Net cash flows used in
    investing activities.........       (33,612)          (8,234)
                                    -----------      -----------
Cash flows from (used in)
 financing activities:
  Repayment of debt..............          (321)         (19,806)
  Net borrowings under financing
   facilities....................        61,200           13,000
  Increase in cash overdrafts....         4,837             --
  Other, net.....................           207              550
                                    -----------      -----------
   Net cash flows from (used
    in) financing activities.....        65,923           (6,256)
                                    -----------      -----------
Decrease in cash and cash
 equivalents.....................        (2,887)         (38,195)
Cash and cash equivalents at
 beginning of period.............         2,887           39,015
                                    -----------      -----------
Cash and cash equivalents at
 end of period...................   $      --        $       820
                                    ===========      ===========

Supplemental disclosures
 of cash flow information:
  Cash paid during the
   period for:
    Interest.....................   $    16,942      $    18,373
                                    ===========      ===========
    Income taxes (refund)........   $     2,000      $    (5,188)
                                    ===========      ===========


                     See accompanying notes.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF CASH FLOWS



                                 Twelve Months Ended December 31,
                                 --------------------------------
                                     1996                1995
                                 ------------        ------------
                                      (thousands of dollars)

Cash flows from operating
 activities:
  Net earnings.................  $    21,947         $    18,827
  Adjustments to reconcile net
   earnings to net cash flows
   from operating activities:
    Depreciation and amortiza-
     tion......................       32,748              33,135
    Deferred income taxes......       11,803               7,558
    Provision for bad debts....        6,899               6,461
    Deferral of interest and
     other expenses............       (6,638)             (4,262)
    Gain on sale of investment
     securities................         (759)               --
    Other, net.................         (253)               (666)
    Changes in assets and
     liabilities, net of acqui-
     sitions and dispositions:
      Increase in accounts
       receivable, billed and
       unbilled................      (43,190)            (27,246)
      Increase in accounts
       payable.................       38,307                 745
      Increase (decrease) in
       taxes and other
       liabilities.............       (4,122)              8,372
      Increase in customer
       deposits................        1,881               1,395
      Decrease (increase) in
       deferred gas purchase
       costs...................        6,707             (40,881)
      Decrease (increase) in
       inventories.............       (9,147)             22,255
      Decrease (increase) in
       other accounts..........         (211)              3,066
                                 -----------         -----------
    Net cash flows from
     operating activities......       55,972              28,759
                                 -----------         -----------
Cash flows used in investing
 activities:
  Additions to property, plant
   and equipment...............      (61,774)            (59,549)
  Acquisition of operations,
   net of cash received........       (1,162)               --
  Purchase of investment
   securities..................      (14,663)             (1,463)
  Proceeds from sale of
   investment securities.......          527                --
  Litigation settlement
   proceeds....................        4,250                --
  Increase in customer
   advances....................        3,606               2,881
  Decrease in deferred
   charges and credits.........       (4,427)             (1,515)
  Proceeds from sale of dis-
   tribution and transmission
   properties..................       14,770                --
  Other, net...................        2,036               1,069
                                 -----------         -----------
   Net cash flows used in
    investing activities.......      (56,837)            (58,577)
                                 -----------         -----------
Cash flows from financing
 activities:
  Repayment of debt............      (53,305)            (35,637)
  Net borrowings (payments)
   under financing facilities..       48,200             (31,000)
  Increase in cash overdrafts..        4,837                --
  Issuance of perferred
   securities of subsidiary
   trust.......................         --               100,000
  Issuance cost of preferred
   securities of subsidiary
   trust.......................         --                (3,799)
  Other, net...................          313               1,074
                                 -----------         -----------
   Net cash flows from
    financing activities.......           45              30,638
                                 -----------         -----------
Increase (decrease) in cash
 and cash equivalents..........         (820)                820
Cash and cash equivalents at
 beginning of period...........          820                --
                                 -----------         -----------
Cash and cash equivalents at
 end of period.................  $      --           $       820
                                 ===========         ===========

Supplemental disclosures
 of cash flow information:
  Cash paid during the
   period for:
    Interest...................  $    35,462         $    38,373
                                 ===========         ===========
    Income taxes (refund)......  $     7,197         $    (2,620)
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

The computation of both primary and fully diluted earnings per share is based on the weighted average number of outstanding com-mon shares during the period plus, when their effect is dilutive, common stock equivalents consisting of certain shares subject to stock options and warrants.

INVESTMENT SECURITIES

At December 31, 1996, all securities owned by the Company were classified as available for sale and are intended to be held by the Company for an indefinite period of time. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of common stockholders' equity. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations when incurred.

As of December 31, 1996, investment securities consisted of com-mon stock with a specific cost of $13,443,000 and a fair value of $15,734,000. The unrealized holding gain, net of related income taxes and included as a separate component of common stock-holders' equity, totaled $1,490,000 at December 31, 1996. Pro-ceeds and realized gains from the sales of securities classified as available for sale for the three-month period ended
December 31, 1996, were $3,542,000 and $759,000, respectively.
Of these proceeds, $3,015,000 were received after December 31, 1996 and are classified as accounts receivable at that date and are reflected as a non-cash transaction in the consolidated statement of cash flows.

From January 1, 1997 to February 5, 1997, proceeds and realized gains from the sales of securities classified as available for sale at December 31, 1996 were $5,001,000 and $928,000, respec-tively. As of February 5, 1997, the investment securities clas-sified as available-for-sale had a specific cost of $9,370,000 and a fair value of $11,049,000.

DIVESTITURE

On May 1, 1996, Southern Union Company sold certain gas distribu-tion operations of the Company in the Texas and Oklahoma Pan-handles and Western Gas Interstate Company (WGI), a wholly-owned subsidiary of the Company, exclusive of the Del Norte intercon-nect operation which transports natural gas into Mexico, for $15,900,000.

           SOUTHERN UNION COMPANY AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




UTILITY REGULATION AND RATES

MGE Rate Case

On January 22, 1997, Missouri Gas Energy was notified by the Missouri Public Service Commission (MPSC) of its decision to grant a $7,533,000 annual increase to revenue effective on February 1, 1997. Pursuant to a 1989 MPSC order, Missouri Gas Energy is engaged in a major gas safety program in its service area. This program includes replacement of company- and customer-owned gas service and yard lines, the movement and resetting of meters, the replacement of cast iron mains and the replacement and cathodic protection of bare steel mains (Missouri Safety Program). In connection with this program, the MPSC issued an accounting authority order (AAO) in Case No. GO-92-234 in 1994 which authorized MGE to defer depreciation expenses, property taxes and carrying costs at the rate of 10.54% on the costs incurred in the Missouri Safety Program. Since February 1, 1994, the Company has followed the specifications of the AAO as required by generally accepted accounting principles. The MPSC rate order of January 22, 1997, however, retroactively reduced the carrying cost rate applied by the Company on the expenditures incurred on the Missouri Safety Program since early 1994 to an Allowance for Funds Used During Construction (AFUDC) rate of approximately 6%. The Company has sought rehearing of that por-tion of the rate order and, if necessary, will vigorously pursue a court appeal on this matter. Absent a reversal of this part of the rate order, the Company would have to record a one-time $6,000,000 pre-tax write-off of the previously deferred carrying costs. Associated carrying costs deferred by the Company using the 10.54% rate were $1,694,000 and $3,251,000 for the three and six months ended December 31, 1996, respectively. Had the Com-pany applied an AFUDC rate, as now suggested by the MPSC, the carrying costs would have been $893,000 and $1,708,000 for the three and six months ended December 31, 1996, respectively.
The Company has not provided for any potential disallowance relative to this matter in its financial statements because it believes this part of the order is not lawful and that the related regulatory asset ultimately will be recovered in the future.

Unrecovered Deferred Gas Costs

Under the order of the Federal Energy Regulatory Commission, a major supplier of gas to Missouri Gas Energy is allowed recovery of certain previously unrecovered deferred gas costs with a re-maining balance of $16,235,000 at December 31, 1996. These costs were related to gas deliveries prior to April 30, 1994. Missouri Gas Energy filed a mechanism to recover these costs with the MPSC which was approved and allows recovery of these costs from its Missouri customers. The receivable and liability associated with these costs have been recorded as a deferred charge and a de-ferred credit, respectively, on the consolidated balance sheet as of December 31, 1996 and 1995.

PREFERRED SECURITIES OF SUBSIDIARY TRUST

On May 17, 1995, Southern Union Financing I (Subsidiary Trust), a consolidated wholly-owned subsidiary of Southern Union, issued $100,000,000 of 9.48% Trust Originated Preferred Securities (Pre-ferred Securities). In connection with the Subsidiary Trust's issuance of the Preferred Securities and the related purchase by Southern Union of all of the Subsidiary Trust's common securities (Common Securities), Southern Union issued to the Subsidiary Trust $103,092,800 principal amount of its 9.48% Subordinated Deferrable Interest Notes, due 2025 (Subordinated Notes). The sole assets of the Subsidiary Trust are the Subordinated Notes. The interest and other payment dates on the Subordinated Notes correspond to the distribution and other payment dates on the Preferred Securities and the Common Securities. Under certain circumstances, the Subordinated Notes may be distributed to holders of the Preferred Securities and holders of the Common Securities in liquidation of the Subsidiary Trust. The Subor-dinated Notes are redeemable at the option of the Company on or after May 17, 2000, at a redemption price of $25 per Subordinated Note plus accrued and unpaid interest. The Preferred Securities and the Common Securities will be redeemed on a pro rata basis to the same extent as the Subordinated Notes are repaid, at $25 per Preferred Security and Common Security plus accumulated and unpaid distributions. Southern Union's obligations under the Subordinated Notes and related agreements, taken together, con-stitute a full and unconditional guarantee by Southern Union of payments due on the Preferred Securities. As of December 31, 1996 and 1995, 4,000,000 shares of Preferred Securities were outstanding.

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



DEBT

                                         December 31,   June 30,
                                            1996          1996
                                         ------------  ----------
                                          (thousands of dollars)

7.60% Senior Notes due 2024............  $   384,515   $  384,515
Other..................................        2,173        1,494
                                         -----------   ----------
Total debt.............................      386,688      386,009
  Less current portion.................          700          615
                                         -----------   ----------
Total long-term debt...................  $   385,988   $  385,394
                                         ===========   ==========

The Company has availability under a $100,000,000 revolving credit facility (Revolving Credit Facility) underwritten by a syndicate of banks. The Company has additional availability under uncommitted line of credit facilities (Uncommitted
Facilities) with various banks.  Covenants under the Revolving
Credit Facility allow for up to $35,000,000 of borrowings under Uncommitted Facilities at any one time. Borrowings under these facilities are available for Southern Union's working capital, letter of credit requirements and other general corporate pur-poses. Amounts outstanding under these facilities at December 31, 1996 and February 5, 1997 were $61,200,000 and $52,800,000, respectively.

STOCK DIVIDEND

On December 10, 1996, Southern Union distributed its annual 5% common stock dividend to stockholders of record on November 22, 1996. Unless otherwise stated, all per share data included in the accompanying consolidated financial statements and in these Notes to Consolidated Financial Statements has been restated to give effect to the stock dividend.

CONTINGENCIES

Southern Union is aware of the possibility that it may become a defendant in an action brought by the United States Environmental Protection Agency (EPA) for reimbursement of costs associated with removing hazardous substances from the site of a former coal gasification plant (Pine Street Canal Site) in Burlington, Ver-mont. This knowledge arises out of the existence of a prior ac-tion, United States v. Green Mountain Power Corp., et al, (Green
      --------------------------------------------------
Mountain Power) in which Southern Union became involved as a third-party defendant in January 1989. Green Mountain Power was an action under 42 U.S.C. Section 9607(a) by the federal govern-ment to recover clean-up costs associated with the Maltex Pond, which is part of the Pine Street Canal Site. Two defendants in Green Mountain Power, Vermont Gas Systems and Green Mountain Power Corp., claimed that Southern Union is the corporate suc-cessor to People's Light and Power Corporation, an upstream cor-porate parent of Green Mountain Power Corp. during the years 1928-1931. Green Mountain Power was settled without admission or determination of liability with respect to Southern Union by or-der dated December 26, 1990. The EPA has since conducted studies of the clean-up costs for the remainder of the Pine Street Canal Site, but the ultimate costs are unknown at this time. On November 30, 1992, Southern Union was named as a potentially responsible party in a special notice letter from the EPA. The Company has denied liability for any clean-up costs for various reasons, including that it is not a successor to any entity that owned or operated the site in question. Should Southern Union be made party to any action seeking recovery of remaining clean-up costs, the Company intends to vigorously defend against such an action. The Company has made demands of the appropriate insurers that they assume the defense of and liability for any such claim that may be asserted. The Company does not believe the outcome of this matter will have a material adverse effect on its finan-cial position, results of operations or cash flows.

Southern Union and Western Resources entered into an Environmen-tal Liability Agreement (Environmental Liability Agreement) at the closing of the Missouri Acquisition. Subject to the accuracy of certain representations made by Western Resources in the Missouri Asset Purchase Agreement, the Environmental Liability Agreement provides for a tiered approach to the allocation of substantially all liabilities under environmental laws that may respect to Missouri Gas Energy. At the present time and based upon information available to management, the Company believes that the costs of any remediation efforts that may be required for these sites for which it may

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



exist or arise with ultimately have responsibility will not ex-ceed the aggregate amount subject to substantial sharing by Western Resources.

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

The municipal owner of a property adjacent to one of the Com-pany's service locations has raised concerns over the continued operation of that property as a park due to its former use as a portion of an MGP site. The Texas Water Commission (TWC), in cooperation with the EPA, conducted a site inspection and pre-liminary assessment of this MGP site. Correspondence received from the TWC in 1989 concluded that the site "did not appear at the time of our inspection to pose an apparent threat to the pub-lic or the environment." In April 1996 the city closed the park pending the performance of a risk assessment report. Based upon currently available information, Southern Union does not believe the outcome of this matter will have a material adverse effect on its financial position, results of operations or cash flows.

While the Company's evaluation of these Texas, Arizona and New Mexico MGP sites is in its preliminary stages, it is likely that some compliance costs may be identified and become subject to reasonable quantification. To the extent that such potential costs are quantified, the Company expects to provide any appro-priate accruals and seek recovery for such remediation costs through all appropriate means, including insurance and regulatory relief. Although significant charges to earnings could be re-quired prior to rate recovery, management does not believe that environmental expenditures for such MGP sites will have a material adverse effect on the Company's financial position, results of operations or cash flows.

On January 31, 1997, the Company filed an application for rehearing with the MPSC relative to the MPSC report and order of January 22, 1997. See Utility Regulation and Rates included herein these Notes to the Consolidated Financial Statements.

Southern Union and its subsidiaries are parties to other legal proceedings that its management considers to be the normal kinds of actions to which an enterprise of its size and nature might be subject, and not to be material to the Company's overall business or financial condition, results of operations or cash flows.

As a result of the acquisition of Missouri Gas Energy, the Com-pany assumed certain obligations related to a 1990 settlement of a Wyoming Tight Sands anti-trust claim. To secure the refund of the settlement proceeds, the MPSC authorized the establishment of an independently administered trust to collect cash receipts under the Tight Sands settlement and repay credit-facility bor-rowings used for the lump sum payment. In the event the trust does not receive cash payments from the gas suppliers as provided by the Tight Sands settlement agreements, the Company is com-mitted to pay its applicable portion of the amount owed the lender of the credit-facility borrowings. The Company's allo-cable unpaid portion of the amount the trust owes the lender at December 31, 1996 was $5,900,000.

           SOUTHERN UNION COMPANY AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The Company's principal line of business is the distribution of natural gas as a public utility through Southern Union Gas and Missouri Gas Energy, each of which is a division of the Company. In addition, subsidiaries of Southern Union have been established to support and expand natural gas sales and to capitalize on the Company's gas energy expertise. These subsidiaries market natu-ral gas to end-users, operate natural gas pipeline systems, dis-tribute and sell propane and sell commercial gas air conditioning and other gas-fired engine-driven applications. By providing "one-stop shopping," the Company serves its various customers' specific energy needs, which encompass substantially all of the natural gas distribution and sales businesses from natural gas sales to specialized energy consulting services. Certain sub-sidiaries also own or hold interests in real estate and other as-sets, which are primarily used in the Company's utility business.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 1996 and 1995

The Company recorded net earnings available for common stock of $9,661,000 for the three-month period ended December 31, 1996 compared with net earnings of $8,746,000 for the same period in 1995. Earnings per share, based on weighted average common and common share equivalents outstanding during the period, were $.54 in 1996 compared with earnings per share of $.50 in 1995.

Operating revenues were $230,882,000 for the three-month period ended December 31, 1996, an increase of 28%, compared with operating revenues of $180,939,000 in 1995. Gas purchase costs for the three-month period ended December 31, 1996 were $154,945,000, an increase of 45%, compared with $106,602,000 in
1995. The Company's operating revenues are affected by the level of sales volumes and by the pass-through of increases or de-creases in the Company's gas purchase costs through its purchased gas adjustment clauses. The increase in both operating revenues and gas purchase costs between periods was primarily the result of a 36% increase in the average cost of gas from $2.93 per Mcf in 1995 to $3.98 per Mcf in 1996. The increase in the average cost of gas primarily is the result of increases in average spot market gas prices throughout the Company's distribution system as a result of seasonal impacts on demands for natural gas and the ensuing competitive pricing within the industry. Additionally, operating revenues and gas purchase costs were effected by a 7% increase in gas sales volume to 38,955 MMcf in 1996 from 36,365 MMcf in 1995. The increase in sales volume was due to improved sales results in nontraditional markets and colder weather during the three-month period ended December 31, 1996, which was par-tially offset by a reduction in volumes from the sale of certain operations in the Texas and Oklahoma Panhandles on May 1, 1996.

Weather for Missouri Gas Energy's service territories, which in-clude the city of Kansas City, Missouri, was 110% of a 30-year measure for the three-month period ended December 31, 1996, com-pared with 101% in 1995. Southern Union Gas service territories, which include the cities of Austin and El Paso, experienced weather that was 96% of a 30-year measure in 1996, compared with 92% in 1995.

Net operating margin (operating margin less revenue-related taxes) decreased $1,033,000 for the three-month period ended December 31, 1996 compared with the same period in 1995. Net operating margin decreased primarily due to the reduction in volumes and the related operating margin as a result of the Texas and Oklahoma Panhandle sale, previously discussed. Despite the sale of these operations, overall net sales volumes increased primarily from the addition of lower margin pipeline and mar-keting volumes.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Operating expenses, which include operating, maintenance and general expenses, depreciation and amortization, and taxes other than on income and revenue, were $38,112,000 for the three-month period ended December 31, 1996, a decrease of $1,756,000, com-pared with $39,868,000 in 1995. The decrease is primarily a re-sult of the elimination of operating, maintenance and general expenses resulting from the May 1, 1996 sale of Western Gas Interstate Company (WGI) and other operations, previously dis-cussed as well as lower property tax renditions and various prior year property tax refunds.

Interest expense was $8,741,000 for the three-month period ended December 31, 1996, a decrease of 5%, compared with $9,165,000 in 1995. The decrease in interest expense is due to the repurchase of $90,485,000 of the Company's 7.60% Senior Notes (Senior Notes) at various dates from June 1995 to June 1996. The funds used for the various repurchases of debt were obtained, in part, from the May 1995 issuance of $100,000,000 of 9.48% Trust Originated Pre-ferred Securities (Preferred Securities) and working capital.
The reduction of interest expense from the Senior Note repur-chases was partially offset by interest expense on the increased borrowings under the various financing facilities during the three-month period ended December 31, 1996 compared to the same period in 1995. See "Debt" in the Notes to the Consolidated Financial Statements for the quarter ended December 31, 1996.

Other income for the three-month period ended December 31, 1996 was $1,643,000, compared with $949,000 in 1995. Other income for the three-month period ended December 31, 1996 consists of $1,694,000 related to the deferral of interest and other expenses associated with the Missouri Gas Energy Safety Program, realized gains on the sale of investment securities of $759,000 and net rental income from Lavaca Realty Company (Lavaca Realty), the Company's real estate subsidiary, of $346,000. This was par-tially offset by the write-off of $1,150,000 of acquisition-related costs as a result of the termination of various acquisition activities. Other income for 1995 included $1,258,000 related to the deferral of interest and other expenses associated with the Missouri Gas Energy Safety Program and net rental income from Lavaca Realty of $345,000, which was partially offset by $500,000 in costs in connection with the closing of the Natural Gas Vehicle Technology Centers, L.L.P. (Tech Center).
The Tech Center was a joint venture between Econofuel Company (Econofuel), a wholly-owned subsidiary of the Company, and Natural Gas Development Company, Inc. of California.

For the three-month period ended December 31, 1996, federal and state income taxes increased $926,000, or 19%, over the same period in 1995 due to an increase in pre-tax earnings as dis-cussed above, as well as an increase in the effective tax rate from 36% to 38% in 1995 and 1996, respectively.

Six Months Ended December 31, 1996 and 1995

The Company recorded net earnings available for common stock of $4,256,000 for the six-month period ended December 31, 1996 com-pared with net earnings of $3,148,000 for the same period in 1995. Earnings per share, based on weighted average common and common share equivalents outstanding during the period, were $.24 in 1996 compared with earnings per share of $.18 in 1995.

Operating revenues were $311,712,000 for the six-month period ended December 31, 1996, an increase of 24%, compared with operating revenues of $251,166,000 in 1995. Gas purchase costs for the six-month period ended December 31, 1996 were $194,360,000, an increase of 45%, compared with $134,431,000 in
1995. Both operating revenues and gas purchase costs increased in the six-month period ended December 31, 1996 primarily due to a 35% increase in the average cost of gas from $2.76 per Mcf in 1995 to $3.72 per Mcf in 1996 as a result of increases in average spot market gas prices, previously discussed. Additionally, operating revenues and gas purchase costs were effected by a 7% increase in gas sales volume from 48,788 MMcf in 1995 to 52,213 MMcf in 1996. The increase in volumes is principally due to growth in pipeline and marketing sales, improved sales results in nontraditional markets and cooler weather experienced during the six-month period ended December 31, 1996 compared with 1995, which was partially offset by a reduction in volumes from the sale of certain operations on May 1, 1996, previously discussed.

           SOUTHERN UNION COMPANY AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Missouri Gas Energy's service territories experienced weather which was 110% of a 30-year measure for the six months ended December 31, 1996 compared with 103% in 1995. Weather for Southern Union Gas service territories for the six-month period ended December 31, 1996 was 96% of a 30-year measure compared with 94% in 1995.

Net operating margin decreased 2% for the six-month period ended December 31, 1996 compared with the same period in 1995. Net operating margin decreased primarily from the reduction in volumes and related operating margin as a result of the Texas and Oklahoma Panhandle sale, previously discussed. Despite the sale of these operations, overall net sales volumes increased 7% pri-marily from the addition of lower margin pipeline and marketing volumes.

Operating expenses were $75,177,000 for the six-month period ended December 31, 1996, a decrease of $2,013,000, compared with $77,190,000 in 1995. The decrease is primarily a result of the elimination of operating, maintenance and general expenses re-sulting from the May 1, 1996 sale of WGI and other operations and lower property tax renditions and various prior period tax re-funds, both previously discussed.

Interest expense was $17,028,000 for the six-month period ended December 31, 1996, a decrease of 7%, compared with $18,303,000 in 1995. The decrease in interest expense is due to the repurchase of Senior Notes from June 1995 to June 1996 which was partially offset by an increase in interest expense from increased bor-rowings under the various financing facilities, both previously discussed. See "Debt" in the Notes to the Consolidated Financial Statements for the quarter ended December 31, 1996.

Other income for the six-month period ended December 31, 1996 was $3,378,000 compared with $2,370,000 in 1995. Other income for the six-month period ended December 31, 1996 included $3,251,000 related to the deferral of interest and other expenses associated with the Missouri Gas Energy Safety Program, realized gains on the sale of investment securities of $759,000 and net rental income from Lavaca Realty of $698,000. This was partially offset by the write-off of $1,150,000 of acquisition-related costs, previously discussed, and a $374,000 expense associated with the donation of emissions analysis equipment and software to a Texas university. Other income for the six-month period ended December 31, 1995 included $2,277,000 related to the deferral of interest and other expenses associated with the Missouri Gas Energy Safety Program and net rental income from Lavaca Realty of $690,000. This was partially offset by estimated costs of $500,000 to close Econofuel's Tech Center, previously discussed.

For the six-month period ended December 31, 1996, federal and state income taxes increased $756,000 over the same period in 1995 due primarily to improved pre-tax earnings as discussed above. The Company's consolidated federal and state effective income tax rate was 39% for the six months ended December 31, 1996 and 1995.

Twelve Months Ended December 31, 1996 and 1995

The Company recorded net earnings available for common stock of $21,947,000 for the twelve-month period ended December 31, 1996 compared with net earnings of $18,827,000 in 1995. Earnings per share, based on weighted average common and common share equiva-lents outstanding during the period, were $1.24 in 1996 compared with earnings per share of $1.08 in 1995.

Operating revenues were $680,936,000 for the twelve-month period ended December 31, 1996, an increase of 32%, compared with operating revenues of $514,202,000 in 1995. Gas purchase costs for the twelve-month period ended December 31, 1996 were $421,467,000, an increase of 56%, compared with gas purchase costs of $269,811,000 in 1995. Both operating revenues and gas purchase costs increased during the twelve-month period ended December 31, 1996 as a result of a 10% increase in gas sales volume from 110,525 MMcf in 1995 to 121,786 MMcf in 1996. Addi-tionally, operating revenues and gas purchase costs were affected by an increase in the average cost of gas to $3.46 per Mcf in 1996 from $2.44 per Mcf in 1995 as a result of spot market prices. Operating revenues and gas purchase costs were also impacted by colder weather conditions in 1996.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Missouri Gas Energy's service territories experienced weather which was 107% of a 30-year measure for the twelve-month period ended December 31, 1996 compared with 99% in 1995. Weather for Southern Union Gas service territories for the twelve-month period ended December 31, 1996 was 97% of a 30-year measure com-pared with 88% in 1995.

Net operating margin increased 3% for the twelve-month period ended December 31, 1996 compared with the same period in 1995, primarily from a 10% increase in gas sales volumes, previously discussed. This was partially offset from the reduction in volumes and related operating margin as a result of the Texas and Oklahoma Panhandle sale, also previously discussed.

Operating expenses were $152,151,000 for the twelve-month period ended December 31, 1996, an increase of 5%, compared with operating expenses of $144,505,000 in 1995. The increase in operating expenses resulted primarily from an increase in bad debt expense associated with the increase in operating revenues, an increase in provisions for workers' compensation obligations, an increase in employee medical costs and certain severance costs at Missouri Gas Energy.

Interest expense was $34,557,000 for the twelve-month period ended December 31, 1996, a decrease of 9%, compared with $37,957,000 in 1995. The decrease in interest expense is due to the repurchase of Senior Notes from June 1995 to June 1996 which was partially offset by interest expense from increased borrowing under the revolving credit facility, both previously discussed. See "Debt" in the Notes to the Consolidated Financial Statements for the quarter ended December 31, 1996 included herein.

Dividends on preferred securities of subsidiary trust were $9,480,000 for the twelve-month period ended December 31, 1996, compared with $5,899,000 in 1995. The increase is due to the May 1995 issuance of the Preferred Securities and the recording of dividends since that date. See "Preferred Securities of Sub-sidiary Trust" in the Notes to the Consolidated Financial State-ments for the quarter ended December 31, 1996.

Other income for the twelve-month period ended December 31, 1996 was $12,335,000 compared with $4,417,000 in 1995. Other income for the twelve-month period ended December 31, 1996 included $6,638,000 related to the deferral of interest and other expenses associated with the Missouri Gas Energy Safety Program, a pre-tax gain of $2,050,000 on the sale of WGI and other operations, a $1,448,000 gain on the repurchase of Senior Notes, net rental income from Lavaca Realty of $1,401,000 and realized gains on the sale of investment securities of $759,000. This was partially offset by the write-off of $1,150,000 of acquisition-related costs and a $374,000 loss on the donation of emissions analysis equipment and software, previously discussed. Other income for the twelve-month period ended December 31, 1995 included $3,920,000 related to the deferral of interest and other expenses associated with the Missouri Gas Energy Safety Program and net rental income from Lavaca Realty of $1,425,000. This was par-tially offset by estimated costs of $500,000 to close Econofuel's Tech Center, also previously discussed.

For the twelve-month period ended December 31, 1996, federal and state income taxes increased $2,960,000 over the same period in 1995 due to an increase in pre-tax earnings.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following table sets forth certain information regarding the Company's gas distribution, transportation, marketing and trans-mission operations for the three- and twelve-month periods ended
December 31, 1996 and 1995:

                             Three Months        Twelve Months
                          Ended December 31,   Ended December 31,
                          ------------------   ------------------
                           1996(1)   1995(1)    1996(1)   1995(1)
                          --------  --------   --------  --------

Average number of gas
sales customers served:
 Residential............   871,762   872,891    870,408   871,261
 Commercial.............    89,294    88,457     89,654    89,434
 Industrial and
  irrigation............       595       703        626       705
 Pipeline and marketing.       185       539        379       513
 Public authorities
  and other.............     2,701     2,765      2,749     2,791
                          --------  --------   --------  --------
   Total average custo-
    mers served.........   964,537   965,355    963,816   964,704
                          ========  ========   ========  ========

Gas sales in millions
of cubic feet (MMcf)
 Residential............    17,743    16,794     70,401    64,901
 Commercial.............     8,012     7,579     31,780    29,695
 Industrial and
  irrigation............       452       598      2,391     2,292
 Pipeline and marketing.     4,735     3,066     14,800     9,478
 Public authorities
  and other.............       734       605      2,715     3,147
                          --------  --------   --------  --------
   Gas sales billed.....    31,676    28,642    122,087   109,513
 Net change in unbilled
  gas sales.............     7,279     7,723       (301)    1,012
                          --------  --------   --------  --------
   Total gas sales......    38,955    36,365    121,786   110,525
                          ========  ========   ========  ========

Gas sales revenues
(thousands of dollars):
 Residential............  $113,671  $ 91,958   $414,491  $325,228
 Commercial.............    45,930    36,128    166,452   127,005
 Industrial and
  irrigation............     2,483     2,286     10,724     8,752
 Pipeline and marketing.    12,188     6,470     37,343    19,365
 Public authorities
  and other.............     3,666     2,046     11,101     7,639
                          --------  --------   --------  --------
   Gas revenues billed..   177,938   138,888    640,111   487,989
 Net increase in
  unbilled gas sales
  revenues..............    44,164    34,272     13,003     7,236
                          --------  --------   --------  --------
   Total gas sales
    revenues............  $222,102  $173,160   $653,114  $495,225
                          ========  ========   ========  ========

Gas sales margin
(thousands of dollars)..  $ 67,157  $ 66,558   $231,647  $225,414
                          ========  ========   ========  ========

Gas sales revenue
per thousand cubic
feet (Mcf) billed:
 Residential............  $  6.406  $  5.476   $  5.888  $  5.011
 Commercial.............     5.733     4.767      5.238     4.277
 Industrial and
  irrigation............     5.496     3.825      4.486     3.819
 Pipeline and marketing.     2.574     2.110      2.523     2.043
 Public authorities
  and other.............     4.991     3.383      4.088     2.428

Weather effect:
 Degree days:
  Southern Union Gas
   service territories..       760       720      1,917     1,792
  Missouri Gas Energy
   service territories..     2,133     1,980      5,630     5,206
 Percent of normal,
 based on 30-year
 measure:
  Southern Union Gas
   service territories..       96%       92%        97%       88%
  Missouri Gas Energy
   service territories..      110%      101%       107%       99%

Gas transported in
 millions of cubic feet
 (MMcf).................    15,825    15,542     62,207    52,834
Gas transportation
 revenues (thousands
 of dollars)............  $  6,701  $  5,268   $ 20,630  $ 15,346


---------------------

(1) Certain gas distribution operations in the Texas and Okla-homa Panhandles were sold on May 1, 1996, which involved
     7,000 customers.

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION

The Company's gas utility operations are seasonal in nature with a significant percentage of the annual revenues and earnings occurring in the traditional heating-load months. This season-ality results in a high level of cash flow needs during the peak winter heating season months, resulting from the required pay-ments to natural gas suppliers in advance of the receipt of cash payments from the Company's customers. The Company has histori-cally used internally generated funds and its revolving loan and credit facilities to provide funding for its seasonal working capital, continuing construction and maintenance programs and operational requirements.

The principal sources of funds during the three-month period ended December 31, 1996 included $5,700,000 from the Company's revolving and uncommitted credit facilities, cash overdrafts of $4,699,000 and $3,631,000 in cash flow from operations. These sources provided funds for additions to property, plant and equipment of $17,642,000 and other working capital needs of the Company.

The principal sources of funds during the six-month period ended December 31, 1996 included $61,200,000 from the Company's revolving and uncommitted credit facilities and cash overdrafts of $4,837,000. These sources, along with beginning cash balances of $2,887,000, provided funds for additions to property, plant and equipment of $31,110,000 and provided other seasonal working capital needs of the Company.

The effective interest rate under the Company's current debt structure is 7.9% (including interest and the amortization of debt issuance costs and redemption premiums on refinanced debt).

The Company has availability under a $100,000,000 revolving credit facility (Revolving Credit Facility) underwritten by a syndicate of banks. The Company had additional availability under uncommitted line of credit facilities (Uncommitted
Facilities) with various banks.  Covenants under the Revolving
Credit Facility allow for up to $35,000,000 of borrowings under Uncommitted Facilities at any one time. Borrowings under these facilities are available for Southern Union's working capital, letter of credit requirements and other general corporate pur-poses. Amounts outstanding under these facilities at December 31, 1996 and February 5, 1997 were $61,200,000 and $52,800,000, respectively.

On May 17, 1995, Southern Union Financing I (Subsidiary Trust), a consolidated wholly-owned subsidiary of Southern Union, issued $100,000,000 of Preferred Securities. The issuance of the Pre-ferred Securities was part of a $300,000,000 shelf registration filed with the Securities and Exchange Commission on March 29, 1995. Southern Union may sell a combination of preferred securi-ties of financing trusts and senior and subordinated debt securi-ties of Southern Union of up to $196,907,000 (the remaining shelf) from time to time at prices determined at the time of any offering. The net proceeds from the Preferred Securities offering, along with working capital from operations, were used to repurchase $90,485,000 of 7.60% Senior Notes through June, 1996 with the remaining balance used to provide working capital for seasonal needs. Depending upon market conditions and avail-able cash balances, the Company may repurchase additional Senior Notes in the future. See Preferred Securities of Subsidiary Trust and Debt in the Notes to the Consolidated Financial State-ments.

The Company's financial condition and results of operations have been and will continue to be dependent upon the receipt of ade-quate and timely adjustments in rates. On January 22, 1997, Missouri Gas Energy was notified by the MPSC of its decision to grant a $7,533,000 annual increase to revenue effective on February 1, 1997. See Utility Regulation and Rates in the Notes to the Consolidated Financial Statements for the quarter ended December 31, 1996.

           SOUTHERN UNION COMPANY AND SUBSIDIARIES

            RESULTS OF VOTES OF SECURITY HOLDERS



Southern Union held its Annual Meeting of Stockholders on November 12, 1996. The following matters were submitted for a vote and approved by Southern Union's security holders: (i) the election of three persons to serve as the Class III directors until the 1999 Annual Meeting of Stockholders or until their suc-cessors are duly elected and qualified; (ii) approval of a propo-sal under the Southern Union Company Supplemental Deferred Compensation Plan to increase maximum permissible employee con-tributions from five percent to ten percent, to increase the Com-pany matching contribution from fifty percent to one hundred percent of employee contributions subject to such Company matching and to increase employee contributions subject to Com-pany matching from five percent to ten percent; and (iii) approval of a proposal under the Southern Union Company Direc-tors' Deferred Compensation Plan to increase directors contribu-tions subject to Company matching from seven percent to ten percent and to increase the Company matching contribution from fifty percent to one hundred percent of directors contributions subject to such Company matching.

The number of votes cast in favor, abstain or withheld for each nominee for director, and for any proposal voted on at the Annual
Meeting of Stockholders, were:

                                     For       Abstain   Withheld
                                 -----------   -------   --------

Election of nominees as
  Class II Directors:
    George L. Lindemann.......   15,570,388       --      220,659
    Peter H. Kelley...........   15,569,600       --      221,447
    Dan K. Wassong............   15,557,801       --      233,246

Proposal of changes under
the Southern Union Company
Supplemental Deferred
Compensation Plan to increase
maximum permissible employee
contributions from 5% to 10%,
to increase the Company
matching contribution from
50% to 100% of employee
contributions subject to
such Company matching and to
increase employee contribu-
tions subject to Company
matching contribution from
5% to 10%.....................   15,535,420     26,184    162,550

Proposal of changes under the
Southern Union Company Direc-
tors' Deferred Compensation
Plan to increase directors
contributions subject to
Company matching from 7% to
10% and to increase the Com-
pany matching contribution
from 50% to 100% of direc-
tors contributions subject
to such Company matching......   15,113,981     30,391    579,782

         SOUTHERN UNION COMPANY AND SUBSIDIARIES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               SOUTHERN UNION COMPANY
                               ----------------------
                                    (Registrant)






Date   February 14, 1997       By  RONALD J. ENDRES
      -------------------          ------------------
                                   Ronald J. Endres
                                   Executive Vice President and
                                     Chief Financial Officer




Date   February 14, 1997       By  DAVID J. KVAPIL
      -------------------          -----------------
                                   David J. Kvapil
                                   Vice President and Controller
                                   (Principal Accounting Officer)