Form 10-Q
period 1997-03-31
SOUTHERN UNION CO
filed 1997-05-15
CIK 203248

=================================================================


        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D. C.  20549
                   ------------------------

                           FORM 10-Q

                For the quarterly period ended

                        March 31, 1997



                 Commission File No. 1-6407
                   -----------------------

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

The number of shares of the registrant's Common Stock outstanding on May 7, 1997 was 17,119,236.


=================================================================

              SOUTHERN UNION COMPANY AND SUBSIDIARIES
                            FORM 10-Q
                          March 31, 1997
                              Index



PART I.  FINANCIAL INFORMATION                            Page(s)

Item 1.  Financial Statements

         Consolidated statements of operations -
           three, nine and twelve months ended
           March 31, 1997 and 1996

         Consolidated balance sheet - March 31,
           1997 and 1996 and June 30, 1996

         Consolidated statement of stockholders'
           equity - nine months ended March 31, 1997
           and twelve months ended June 30, 1996

         Consolidated statements of cash flows -
           three, nine and twelve months ended
           March 31, 1997 and 1996

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

         (See "CONTINGENCIES" under Notes to Consolidated
          Financial Statements)

Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibit 11 -- Computation of primary
                and fully diluted earnings per share

           (b)  Exhibit 27 -- Financial Data Schedule

           (c)  Reports on Form 8-K -- None

          SOUTHERN UNION COMPANY AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF OPERATIONS



                                     Three Months Ended March 31,
                                     ----------------------------
                                         1997            1996
                                     ------------    ------------
                                    (thousands of dollars, except
                                    shares and per share amounts)

Operating revenues...............    $   313,931     $   275,028
Gas purchase costs...............        215,994         178,454
                                     -----------     -----------
   Operating margin..............         97,937          96,574
Revenue-related taxes............         16,975          15,783
                                     -----------     -----------
Net operating margin.............         80,962          80,791

Operating expenses:
   Operating, maintenance and
      general....................         35,086          26,064
   Depreciation and amortization.          8,882           8,003
   Taxes, other than on income
      and revenues...............          2,979           3,595
                                     -----------     -----------
      Total operating expenses...         46,947          37,662
                                     -----------     -----------
      Net operating revenues.....         34,015          43,129
                                     -----------     -----------

Other income (expenses):
   Interest......................         (8,368)         (8,996)
   Dividends on preferred securi-
      ties of subsidiary trust...         (2,370)         (2,370)
   Other, net....................          5,944           2,221
                                     -----------     -----------
      Total other expenses, net..         (4,794)         (9,145)
                                     -----------     -----------

      Earnings before income
         taxes...................         29,221          33,984

Federal and state income taxes...         11,543          13,435
                                     -----------     -----------

Net earnings available for
   common stock..................    $    17,678     $    20,549
                                     ===========     ===========

Net earnings per common and
   common share equivalents......    $      1.00     $      1.16
                                     ===========     ===========

Weighted average common and
   common share equivalents
   outstanding...................     17,761,419      17,654,189
                                     ===========     ===========


                        See accompanying notes.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF OPERATIONS



                                      Nine Months Ended March 31,
                                      ---------------------------
                                          1997           1996
                                      ------------   ------------
                                        (thousands of dollars,
                                        except shares and per
                                           share amounts)

Operating revenues.................   $   625,643    $   526,195
Gas purchase costs.................       410,354        312,885
                                      -----------    -----------
Operating margin...................       215,289        213,310
Revenue-related taxes..............        33,726         29,486
                                      -----------    -----------
Net operating margin...............       181,563        183,824

Operating expenses:
   Operating, maintenance and
      general......................        87,580         79,540
   Depreciation and amortization...        25,765         25,120
   Taxes, other than on income
      and revenues.................         8,779         10,191
                                      -----------    -----------
      Total operating expenses.....       122,124        114,851
                                      -----------    -----------
      Net operating revenues.......        59,439         68,973
                                      -----------    -----------


Other income (expenses):
   Interest........................       (25,397)       (27,300)
   Dividends on preferred securi-
      ties of subsidiary trust.....        (7,110)        (7,110)
   Other, net......................         9,323          4,591
                                      -----------    -----------
      Total other expenses, net....       (23,184)       (29,819)
                                      -----------    -----------

      Earnings before income taxes.        36,255         39,154

Federal and state income taxes.....        14,321         15,457
                                      -----------    -----------

Net earnings available for
   common stock....................   $    21,934    $    23,697
                                      ===========    ===========

Net earnings per common and common
   share equivalents...............   $      1.24    $      1.35
                                      ===========    ===========

Weighted average common and common
   share equivalents outstanding...    17,743,810     17,514,886
                                      ===========    ===========



                        See accompanying notes.

                SOUTHERN UNION COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF OPERATIONS



                                    Twelve Months Ended March 31,
                                    -----------------------------
                                        1997             1996
                                    ------------     ------------
                                    (thousands of dollars, except
                                    shares and per share amounts)

Operating revenues...............   $   719,839      $   609,604
Gas purchase costs...............       459,008          348,516
                                    -----------      -----------
   Operating margin..............       260,831          261,088
Revenue-related taxes............        39,126           34,027
                                    -----------      -----------
   Net operating margin..........       221,705          227,061

Operating expenses:
   Operating, maintenance and
      general....................       115,562          102,034
   Depreciation and amortization.        33,627           33,195
   Taxes, other than on income
      and revenues...............        12,247           12,927
                                    -----------      -----------
      Total operating expenses...       161,436          148,156
                                    -----------      -----------
      Net operating revenues.....        60,269           78,905
                                    -----------      -----------

Other income (expenses):
   Interest......................       (33,929)         (37,058)
   Dividends on preferred securi-
      ties of subsidiary trust...        (9,480)          (8,269)
   Other, net....................        16,059            5,592
                                    -----------      -----------
      Total other expenses, net..       (27,350)         (39,735)

      Earnings before income
         taxes...................        32,919           39,170

Federal and state income taxes...        13,843           15,946
                                    -----------      -----------

Net earnings available for
  common stock...................   $    19,076      $    23,224
                                    ===========      ===========

Net earnings per common and
   common share equivalents......   $      1.08      $      1.33
                                    ===========      ===========

Weighted average common and
   common share equivalents
   outstanding...................    17,732,609       17,462,594
                                    ===========      ===========

                        See accompanying notes.

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET

                              ASSETS



                                  March 31,            June 30,
                          ------------------------   ------------
                              1997         1996          1996
                          ------------ ------------  ------------
                                 (unaudited)
                                     (thousands of dollars)

Property, plant and
  equipment:
    Plant in service....  $   949,607  $   916,358   $   912,552
    Construction work
      in progress.......        7,581       11,148         8,411
                          -----------  -----------   -----------
                              957,188      927,506       920,963
    Less accumulated
      depreciation and
      amortization......     (328,957)    (318,182)     (310,289)
                          -----------  -----------   -----------
                              628,231      609,324       610,674
Additional purchase
  cost assigned to
  utility plant, net....      131,823      141,825       133,780
                          -----------  -----------   -----------

Net property, plant
  and equipment.........      760,054      751,149       744,454
                          -----------  -----------   -----------



Current assets:
  Cash and cash
    equivalents.........          899       38,436         2,887
  Accounts receivable,
    billed and unbilled.      120,372      119,661        47,846
  Inventories, princi-
    pally at average
    cost................       14,051        5,787        27,023
  Deferred gas purchase
    costs...............        6,612         --           2,650
  Prepayments and other.        2,642          685         1,947
                          -----------  -----------   -----------

    Total current
      assets............      144,576      164,569        82,353
                          -----------  -----------   -----------

Deferred charges........      109,726      114,933       116,286
Investment securities...        6,295       10,763         8,848
Real estate.............        9,098       10,312         9,513
Other...................        2,397        3,574         3,006
                          -----------  -----------   -----------






  Total assets..........  $ 1,032,146  $ 1,055,300   $   964,460
                          ===========  ===========   ===========


                     See accompanying notes.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

              STOCKHOLDERS' EQUITY AND LIABILITIES



                                  March 31,            June 30,
                          ------------------------   ------------
                              1997         1996          1996
                          ------------ ------------  ------------
                                 (unaudited)
                                     (thousands of dollars)


Common stockholders'
  equity:
    Common stock, $1 par
      value; authorized
      50,000,000 shares;
      issued 17,161,741
      shares............  $    17,162  $    16,270   $    16,275
    Premium on capital
      stock.............      225,201      205,993       206,047
    Less treasury stock,
      at cost...........         (794)        (794)         (794)
    Retained earnings...       28,071       28,489        25,631
    Unrealized holding
      gain (loss).......          553         --          (1,244)
                          -----------  -----------   -----------

    Total common stock-
      holders' equity...      270,193      249,958       245,915

Company-obligated manda-
  torily redeemable pre-
  ferred securities of
  subsidiary trust
  holding solely
  $103,093,000 principal
  amount of 9.48% sub-
  ordinated notes of
  Southern Union due
   2025.................      100,000      100,000       100,000

Long-term debt..........      385,856      441,054       385,394
                          -----------  -----------   -----------

  Total capitalization..      756,049      791,012       731,309

Current liabilities:
  Long-term debt due
    within one year.....          701          601           615
  Notes payable.........       20,800         --            --
  Accounts payable......       52,316       49,789        39,238
  Federal, state and
    local taxes.........       27,398       31,266        16,741
  Accrued interest......        5,320        5,981        12,773
  Accrued dividends on
    preferred securities
    of subsidiary trust.         --          2,370         2,370
  Customer deposits.....       17,539       15,670        15,656
  Deferred gas purchase
    costs...............         --         16,167          --
  Other.................       18,631       17,230        15,937
                          -----------  -----------   -----------

    Total current
      liabilities.......      142,705      139,074       103,330
                          -----------  -----------   -----------

Deferred credits and
  other.................       82,823       86,393        86,287
Accumulated deferred
  income taxes..........       50,569       38,821        43,534
Commitments and
  contingencies.........         --           --            --
                          -----------  -----------   -----------

  Total.................  $ 1,032,146  $ 1,055,300   $   964,460
                          ===========  ===========   ===========



                       See accompanying notes.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                Unrea-
            Common  Premium                     lized
            Stock,     on    Treasury          Holding
            $1 Par  Capital   Stock,  Retained   Gain
            Value    Stock   at Cost  Earnings  (Loss)   Total
           ------- --------- -------- -------- -------  --------
                         (thousands of dollars)

Balance
July 1,
1995.....  $11,570 $198,819   $(794)  $16,069  $  --    $225,664

 Net earn-
  ings...     --       --       --     20,839     --      20,839

 5% stock
  divi-
  dend...      576   10,701     --    (11,277)    --        --

 Four-for-
  three
  stock
  split..    4,054   (4,054)    --       --       --        --

 Unrea-
  lized
  holding
  loss...     --       --       --       --     (1,244)   (1,244)

 Exercise
  of stock
  options       75      581     --       --       --         656
           ------- --------   -----   -------  -------  --------

Balance
 June 30,
 1996.....  16,275  206,047    (794)   25,631   (1,244)  245,915

 Net earn-
  ings....    --       --      --      21,934     --      21,934

 5% stock
  divi-
  dend....     812   18,682    --     (19,494)    --        --

Unrealized
 holding
 gain.....    --       --      --        --      1,797     1,797

Exercise
 of stock
 options..      75      472    --        --       --         547
           ------- --------   -----   -------  -------  --------

Balance
 March 31,
 1997..... $17,162 $225,201   $(794)  $28,071  $   553  $270,193
           ======= ========   =====   =======  =======  ========






                  See accompanying notes.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CASH FLOWS



                                     Three Months Ended March 31,
                                     ----------------------------
                                         1997            1996
                                     ------------    ------------
                                        (thousands of dollars)
Cash flows from operating
  activities:
    Net earnings.................    $    17,678     $    20,549
    Adjustments to reconcile net
      earnings to net cash flows
      from operating activities:
        Depreciation and
          amortization...........          8,882           8,003
        Deferred income taxes....          2,347           1,448
        Provision for bad debts..          7,142           1,712
        Deferral of interest and
          other expenses.........         (1,030)         (1,385)
        Gain on sale of invest-
          ment securities........         (1,786)           --
        Other, net...............            364             320
        Changes in assets and
          liabilities:
            Accounts receivable,
              billed and
              unbilled...........         20,546         (11,328)
            Accounts payable.....          7,482           3,145
            Taxes and other
              liabilities........            967           6,224
            Customer deposits....            324             337
            Deferred gas pur-
              chase costs........        (46,902)         27,536
            Inventories..........         19,771          18,871
            Other accounts.......            (30)           (232)
                                     -----------     -----------
        Net cash flow from
          operating activities...         35,755          75,200
                                     -----------     -----------
Cash flows from (used in)
  investing activities:
    Additions to property, plant
      and equipment..............        (11,443)         (9,021)
    Purchase of investment
      securities.................           --            (9,300)
    Proceeds from sale of invest-
      ment securities............          9,784            --
    Net change in customer
      advances...................           (158)            605
    Net change in deferred
      charges and credits........          6,502          (4,071)
    Other, net...................            650          (1,556)
                                     -----------     -----------
      Net cash flows from (used
        in) investing activities.          5,335         (23,343)
                                     -----------     -----------
Cash flows from (used in)
  financing activities:
    Repayment of debt............           (131)         (1,288)
    Net payments under financing
      facilities.................        (40,400)        (13,000)
    Other, net...................            340              47
                                     -----------     -----------
      Net cash flows used in
        financing activities.....        (40,191)        (14,241)
                                     -----------     -----------
Increase in cash and cash
  equivalents....................            899          37,616
Cash and cash equivalents at
  beginning of period............           --               820
                                     -----------     -----------
Cash and cash equivalents at end
  of period......................    $       899     $    38,436
                                     ===========     ===========


Supplemental disclosures of
  cash flow information:
    Cash paid during the
      period for:
        Interest.................    $    15,161    $     16,904
                                     ===========    ============
        Income taxes.............    $       101    $        783


                       See accompanying notes.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF CASH FLOWS



                                      Nine Months Ended March 31,
                                      ---------------------------
                                          1997           1996
                                      ------------   ------------
                                         (thousands of dollars)

Cash flows from operating
  activities:
    Net earnings....................  $    21,934    $    23,697
    Adjustments to reconcile net
      earnings to net cash flows
      from operating activities:
        Depreciation and
          amortization..............       25,765         25,120
        Deferred income taxes.......        6,054          2,765
        Provision for bad debts.....        9,978          4,015
        Deferral of interest and
          other expenses............       (4,281)        (3,662)
        Gain on sale of investment
          securities................       (2,545)          --
        Other, net..................          697          1,097
        Changes in assets and lia-
          bilities, net of acquisi-
          tions and dispositions:
            Accounts receivable,
              billed and unbilled...      (79,489)       (88,210)
            Accounts payable........       13,078         20,598
            Taxes and other
              liabilities...........        3,204         21,724
            Customer deposits.......        1,883          1,504
            Deferred gas purchase
              costs.................       (3,961)        23,808
            Inventories.............       13,134         17,774
            Other accounts..........          (57)          (198)
                                      -----------    -----------
        Net cash flow from
          operating activities......        5,394         50,032
                                      -----------    -----------
Cash flows used in investing
  activities:
    Additions to property, plant
      and equipment.................      (42,553)       (37,733)
    Acquisition of operations, net
      of cash received..............       (1,162)          --
    Purchase of investment
      securities....................       (5,363)       (10,763)
    Proceeds from sale of invest-
      ment securities...............       10,311           --
    Maturity of short-term
      investments...................         --           19,582
    Net change in customer advances.        1,756          2,460
    Net change in deferred charges
      and credits...................        6,861         (3,096)
    Other, net......................        1,873           (564)
                                      -----------    -----------
      Net cash flows used in
        investing activities........      (28,277)       (30,114)
                                      -----------    -----------
Cash flows from (used in)
  financing activities:
    Repayment of debt...............         (452)       (21,094)
    Net borrowings under financing
      facilities....................       20,800           --
    Other, net......................          547            597
                                      -----------    -----------
      Net cash flows from (used in)
        financing activities........       20,895        (20,497)
                                      -----------    -----------
Decrease in cash and cash
  equivalents.......................       (1,988)          (579)
Cash and cash equivalents at
  beginning of period...............        2,887         39,015
                                      -----------    -----------
Cash and cash equivalents at end
  of period.........................  $       899    $    38,436
                                      ===========    ===========

Supplemental disclosures of cash
  flow information:
    Cash paid during the period
      for:
        Interest....................  $    32,103    $    35,278
                                      ===========    ===========
        Income taxes (refund).......  $     5,101    $    (4,405)
                                      ===========    ===========

                     See accompanying notes.

               SOUTHERN UNION COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF CASH FLOWS


                                    Twelve Months Ended March 31,
                                    -----------------------------
                                        1997             1996
                                    ------------     ------------
                                        (thousands of dollars)
Cash flows from operating
  activities:
    Net earnings..................  $    19,076      $    23,224
    Adjustments to reconcile net
      earnings to net cash flows
      from operating activities:
        Depreciation and
          amortization............       33,627           33,195
        Deferred income taxes.....       12,702            7,886
        Provision for bad debts...       11,498            4,081
        Deferral of interest and
          other expenses..........       (6,283)          (4,565)
        Gain on sale of invest-
          ment securities.........       (2,545)            --
        Other, net................         (209)            (445)
        Changes in assets and lia-
          bilities, net of acquisi-
          tions and dispositions:
            Accounts receivable,
              billed and unbilled.       (9,022)         (52,372)
            Accounts payable......        2,528           10,198
            Taxes and other
              liabilities.........       (9,379)          15,891
            Customer deposits.....        1,868            1,478
            Deferred gas purchase
              costs...............      (22,778)          (5,435)
            Inventories...........       (8,247)          20,753
            Other accounts........           (9)             379
                                    -----------      -----------
        Net cash flow from
          operating activities....       22,827           54,268
                                    -----------      -----------
Cash flows used in investing
  activities:
    Additions to property, plant
      and equipment...............      (64,196)         (54,812)
    Acquisition of operations,
      net of cash received........       (1,162)            --
    Purchase of investment
      securities..................       (5,363)         (10,763)
    Proceeds from sale of invest-
      ment securities.............       10,311             --
    Litigation settlement
      proceeds....................        4,250             --
    Net change in customer
      advances....................        2,843            2,836
    Net change in deferred
      charges and credits.........        6,146           (1,024)
    Proceeds from sale of
      distribution and trans-
      mission properties..........       14,770             --
    Other, net....................        2,779             (332)
                                    -----------      -----------
      Net cash flows used in
        investing activities......      (29,622)         (64,095)
Cash flows from (used in)
  financing activities:
    Repayment of debt.............      (52,148)         (36,265)
    Net borrowings (payments)
      under financing facilities..       20,800          (18,000)
    Issuance of preferred
      securities of subsidiary
      trust.......................         --            100,000
    Issuance cost of preferred
      securities of subsidiary
      trust.......................         --             (3,799)
    Other, net....................          606              597
                                    -----------      -----------
      Net cash flows from (used
        in) financing activities..      (30,742)          42,533
                                    -----------      -----------
Increase (decrease) in cash and
  cash equivalents................      (37,537)          32,706
Cash and cash equivalents at
  beginning of period.............       38,436            5,730
                                    -----------      -----------
Cash and cash equivalents at
  end of period...................  $       899      $    38,436
                                    ===========      ===========

Supplemental disclosures of cash
  flow information:
    Cash paid during the
      period for:
        Interest..................  $   33,718       $    36,049
                                    ==========       ===========
        Income taxes (refund).....  $    6,514       $    (2,355)
                                    ==========       ===========


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

The Financial Accounting Standards Board recently issued Earnings per Share, a standard which revises the computation, presentation and disclosure requirements for earnings per share. The standard is effective for periods ending after December 15, 1997. The Com-pany has not yet determined the impact that this standard will have on its earnings per share.

INVESTMENT SECURITIES

At March 31, 1997, all securities owned by the Company were clas-sified as available-for-sale and are intended to be held by the Company for an indefinite period of time. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of stockholders' equity. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consoli-dated Statement of Operations when incurred.

As of March 31, 1997, investment securities consisted of common stock with a specific cost of $5,443,000 and a fair value of $6,295,000. The unrealized holding gain, net of related income taxes and included as a separate component of common stock-holders' equity, totaled $553,000 at March 31, 1997. Proceeds and realized gains from the sales of securities classified as available-for-sale for the three-month period ended March 31, 1997, were $9,784,000 and $1,786,000, respectively. Proceeds and realized gains from the sales of securities classified as available-for-sale for the nine-month period ended March 31, 1997, were $10,311,000 and $2,545,000, respectively.

As of May 7, 1997, the investment securities classified as available-for-sale had a specific cost of $5,443,000 and a fair value of $6,227,000.

DIVESTITURE

On May 1, 1996, Southern Union Company sold certain gas distri-bution operations of the Company in the Texas and Oklahoma Pan-handles and Western Gas Interstate Company (WGI), a wholly-owned subsidiary of the Company, exclusive of the Del Norte intercon-nect operation which transports natural gas into Mexico, for $15,900,000.

           SOUTHERN UNION COMPANY AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



UTILITY REGULATION AND RATES

MGE Rate Case

On January 22, 1997, Missouri Gas Energy was notified by the Missouri Public Service Commission (MPSC) of its decision to grant a $8,847,000 annual increase to revenue effective on February 1, 1997. Pursuant to a 1989 MPSC order, Missouri Gas Energy is engaged in a major gas safety program in its service area. This program includes replacement of company- and customer-owned gas service and yard lines, the movement and resetting of meters, the replacement of cast iron mains and the replacement and cathodic protection of bare steel mains (Missouri Safety Program). In connection with this program, the MPSC issued an accounting authority order (AAO) in Case No. GO-92-234 in 1994 which authorized MGE to defer depreciation expenses, property taxes and carrying costs at the rate of 10.54% on the costs incurred in the Missouri Safety Program. This AAO was consistent with those which were issued by the MPSC from 1990 through 1993 to Western Resources, Missouri Gas Energy's prior owner. Since February 1, 1994, the Company has followed the specifications of the AAO as provided for by generally accepted accounting principles. The MPSC rate order of January 22, 1997, however, retroactively reduced the carrying cost rate applied by the Company on the expenditures incurred on the Missouri Safety Program since early 1994 to an Allowance for Funds Used During Construction (AFUDC) rate. The Company was denied a rehearing of that portion of the rate order and has filed a writ of review in Missouri state circuit court. Absent a reversal of this part of the rate order, the Company will have to record a one-time $6,000,000 pre-tax write-off of the previously deferred carrying costs. Associated carrying costs deferred by the Company were $662,000 and $3,860,000 respectively for the three and nine months ended March 31, 1997. Had the Company applied the AFUDC rate, as now suggested by the MPSC, the carrying costs would have been $421,000 and $3,046,000 for the three and nine months ended March 31, 1997, respectively. The Company has not provided for any potential disallowance relative to this matter in its financial statements because it believes this part of the order is not lawful and that the related regulatory asset ultimately will be recovered in the future.

Unrecovered Deferred Gas Costs

Under the order of the Federal Energy Regulatory Commission, a major supplier of gas to Missouri Gas Energy is allowed recovery of certain previously unrecovered deferred gas costs with a remaining balance of $13,400,000 at March 31, 1997. These costs were related to gas deliveries prior to April 30, 1994. Missouri Gas Energy filed a mechanism to recover these costs with the MPSC which was approved and allows recovery of these costs from its Missouri customers. The receivable and liability associated with these costs have been recorded as a deferred charge and a deferred credit, respectively, on the consolidated balance sheet as of March 31, 1997 and 1996.

PREFERRED SECURITIES OF SUBSIDIARY TRUST

On May 17, 1995, Southern Union Financing I (Subsidiary Trust), a consolidated wholly-owned subsidiary of Southern Union, issued $100,000,000 of 9.48% Trust Originated Preferred Securities (Pre-ferred Securities). In connection with the Subsidiary Trust's issuance of the Preferred Securities and the related purchase by Southern Union of all of the Subsidiary Trust's common securities
(Common Securities), Southern Union issued to the Subsidiary
Trust $103,092,800 principal amount of its 9.48% Subordinated
Deferrable Interest Notes, due 2025 (Subordinated Notes). The sole assets of the Subsidiary Trust are the Subordinated Notes.
The interest and other payment dates on the Subordinated Notes correspond to the distribution and other payment dates on the Preferred Securities and the Common Securities. Under certain circumstances, the Subordinated Notes may be distributed to holders of the Preferred Securities and holders of the Common Securities in liquidation of the Subsidiary Trust. The Subordinated Notes are redeemable at the option of the Company on or after May 17, 2000, at a redemption price of $25 per Subordinated Note plus accrued and unpaid interest. The Preferred Securities and the Common Securities will be redeemed on a pro rata basis to the same extent as the Subordinated Notes are repaid, at $25 per Preferred Security

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



and Common Security plus accumulated and unpaid distributions. Southern Union's obligations under the Subordinated Notes and related agreements, taken together, constitute a full and uncon-ditional guarantee by Southern Union of payments due on the Pre-ferred Securities. As of March 31, 1997 and 1996, 4,000,000 shares of Preferred Securities were outstanding.

DEBT

                                        March 31,      June 30,
                                          1997           1996

                                      ------------   ------------
                                        (thousands of dollars)

7.60% Senior Notes due 2024........   $    384,515   $    384,515
Other..............................          2,042          1,494
                                      ------------   ------------
Total debt.........................        386,557        386,009
   Less current portion............            701            615
                                      ------------   ------------
Total long-term debt...............   $    385,856   $    385,394
                                      ============   ============

The Company has availability under a $100,000,000 revolving credit facility (Revolving Credit Facility) underwritten by a syndicate of banks. The Company has additional availability under uncommitted line of credit facilities (Uncommitted Facilities) with various banks. Covenants under the Revolving Credit Facility allow for up to $35,000,000 of borrowings under Uncom-mitted Facilities at any one time. Borrowings under these facilities are available for Southern Union's working capital, letter of credit requirements and other general corporate pur-poses. Amounts outstanding under these facilities at March 31, 1997 and May 7, 1997 totalled $20,800,000 and nil, respectively.

STOCK DIVIDEND

On December 10, 1996, Southern Union distributed its annual 5% common stock dividend to stockholders of record on November 22, 1996. Unless otherwise stated, all per share data included in the accompanying consolidated financial statements and in these Notes to Consolidated Financial Statements has been restated to give effect to the stock dividend.

CONTINGENCIES

Southern Union is aware of the possibility that it may become a defendant in an action brought by the United States Environmental Protection Agency (EPA) for reimbursement of costs associated with removing hazardous substances from the site of a former coal gasification plant (Pine Street Canal Site) in Burlington, Ver-mont. This knowledge arises out of the existence of a prior ac-tion, United States v. Green Mountain Power Corp., et al, Green
      --------------------------------------------------
Mountain Power), in which Southern Union became involved as a third-party defendant in January 1989. Green Mountain Power was an action under 42 U.S.C. Section 9607(a) by the federal govern-ment to recover clean-up costs associated with the Maltex Pond, which is part of the Pine Street Canal Site. Two defendants in Green Mountain Power, Vermont Gas Systems and Green Mountain Power Corp., claimed that Southern Union is the corporate succes-sor to People's Light and Power Corporation, an upstream corpo-rate parent of Green Mountain Power Corp. during the years 1928-1931. Green Mountain Power was settled without admission or determination of liability with respect to Southern Union by order dated December 26, 1990. The EPA has since conducted studies of the clean-up costs for the remainder of the Pine Street Canal Site, but the ultimate costs are unknown at this time. On November 30, 1992, Southern Union was named as a potentially responsible party in a special notice letter from the EPA. The Company has denied liability for any clean-up costs for various reasons, including the fact that it is not a successor to any entity that owned or operated the site in question. Should Southern Union be made party to any action seeking recovery of remaining clean-up

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



costs, the Company intends to vigorously defend against such an action. The Company has made demands of the appropriate insurers that they assume the defense of and liability for any such claim that may be asserted. The Company does not believe the outcome of this matter will have a material adverse effect on its finan-cial position, results of operations or cash flows.

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

The municipal owner of a property adjacent to one of the Com-pany's service locations has raised concerns over the continued operation of that property as a park due to its former use as a portion of a MGP site. The Texas Water Commission (TWC), in cooperation with the EPA, conducted a site inspection and pre-liminary assessment of this MGP site. Correspondence received from the TWC in 1989 concluded that the site "did not appear at the time of our inspection to pose an apparent threat to the public or the environment." In April, 1996, the city closed the park pending the performance of a risk assessment report. Although this site was previously listed in the Comprehensive Environmental Response, Compensation, and Liability Information System (CERCLIS) database, in a letter dated December 30, 1996, the United States Environmental Protection Agency removed the site from the CERCLIS database. Based upon currently available information, Southern Union does not believe the outcome of this matter will have a material adverse effect on its financial posi-tion, results of operations or cash flows.

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

On March 21, 1997, the Company filed a writ of review in Missouri state circuit court of a portion of the MPSC January 22, 1997 rate case order. See Utility Regulation and Rates included in these Notes to the Consolidated Financial Statements.

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

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



As a result of the acquisition of Missouri Gas Energy, the Com-pany assumed certain obligations related to a 1990 settlement of a Wyoming Tight Sands anti-trust claim. To secure the refund of the settlement proceeds, the MPSC authorized the establishment of an independently administered trust to collect cash receipts under the Tight Sands settlement and repay credit-facility borrowings used for the lump sum payment. In the event the trust does not receive cash payments from the gas suppliers as provided by the Tight Sands settlement agreements, the Company is committed to pay its applicable portion of the amount owed the lender of the credit-facility borrowings. The Company's allocable unpaid portion of the amount the trust owes the lender at March 31, 1997 was $5,530,000.







           [remainder of page intentionally left blank]

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The Company's principal line of business is the distribution of natural gas as a public utility through Southern Union Gas and Missouri Gas Energy, each of which is a division of the Company. In addition, subsidiaries of Southern Union have been established to support and expand natural gas sales and to capitalize on the Company's gas energy expertise. These subsidiaries market natural gas to end-users, operate natural gas pipeline systems, distribute and sell propane and sell commercial gas air condi-tioning and other gas-fired engine-driven applications. By pro-viding "one-stop shopping," the Company serves its various customers' specific energy needs, which encompass substantially all of the natural gas distribution and sales businesses from natural gas sales to specialized energy consulting services. Certain subsidiaries also own or hold interests in real estate and other assets, which are primarily used in the Company's utility business.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 and 1996

The Company recorded net earnings available for common stock of $17,678,000 for the three-month period ended March 31, 1997 com-pared with net earnings of $20,549,000 for the same period in 1996. Earnings per share, based on weighted average common and common share equivalent outstanding during the period were $1.00 in 1997 compared with earnings per share of $1.16 in 1996.

Operating revenues were $313,931,000 for the three-month period ended March 31, 1997, an increase of 14%, compared with operating revenues of $275,028,000 in 1996. Gas purchase costs for the three-month period ended March 31, 1997 were $215,994,000, an increase of 21%, compared with $178,454,000 in
1996. The Company's operating revenues are affected by the level of sales volumes, and by the pass-through of increases or decreases in the Company's gas purchase costs through its pur-chased gas adjustment clauses. Additionally, revenues are affected by increases or decreases in gross receipts taxes (revenue-related taxes) which are levied on sales revenue as collected from customers and remitted to the various taxing authorities. The increase in both operating revenues and gas purchase costs between periods was primarily the result of a 26% increase in the average cost of gas from $3.26 per Mcf in 1996 to $4.10 per Mcf in 1997. The increase in the average cost of gas primarily is the result of increases in average spot market gas prices throughout the Company's distribution system as a result of seasonal impacts on demands for natural gas. Additionally, revenues were slightly impacted by an $8,847,000 annual increase to revenues granted by the Missouri Public Service Commission (MPSC) effective as of February 1, 1997. These increases in operating revenues and gas purchase costs were partially offset by a 4% decrease in gas sales volume to 52,696 MMcf in 1997 from 54,746 MMcf in 1996. The decrease in sales volume was due to warmer weather in certain service terri-tories during the three-month period ended March 31, 1997, and a reduction in volumes from the sale of certain operations in the Texas and Oklahoma Panhandles on May 1, 1996.

Weather for Missouri Gas Energy's service territories, which include the city of Kansas City, Missouri, was 95% of a 30-year measure for the three-month period ended March 31, 1997, compared with 106% in 1996. Southern Union Gas service territories, which include the cities of Austin and El Paso, experienced weather that was 94% of a 30-year measure in 1997, compared with 93% in 1996.

Net operating margin (operating margin less revenue-related taxes) increased $171,000 for the three-month period ended
March 31, 1997 compared with the same period in 1996. Net operating margin increased primarily due to

           SOUTHERN UNION COMPANY AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



colder weather in Southern Union Gas service territories and the rate increase granted to Missouri Gas Energy, both previously discussed. This was partially offset by a reduction in volumes and the related net operating margin as a result of warmer weather in Missouri Gas Energy's service territories and the Texas and Oklahoma Panhandle sale, also previously discussed.

Operating expenses, which include operating, maintenance and general expenses, depreciation and amortization and taxes, other than on income and revenues, were $46,947,000 for the three-month period ended March 31, 1997, an increase of $9,285,000, compared with $37,662,000 in 1996. The increase is primarily a result of $5,430,000 in additional reserves for uncollectible accounts due to significant increases in delinquent customer accounts re-sulting from increases in the spot market prices of natural gas. The increases in natural gas prices caused many customers to re-ceive significantly higher winter heating bills. In addition, the MPSC has encouraged Missouri Gas Energy to be more lenient in its collection policies. As a result, delinquent receivable balances have increased significantly, especially at Missouri Gas Energy. Other increased expenses are attributable to several matters including increased depreciation as a result of the Missouri Gas Energy rate case effective as of February 1, 1997; increased media advertising, travel and call center labor costs to inform customers of the significant price spikes in natural gas during the past winter heating season; increased professional and legal fees to defend the Company against certain claims and litigation; increased field and call center labor and other costs to rectify certain customer billing errors discovered at Missouri Gas Energy and other increased general operating costs as a result of the severe January 1997 cold weather in Missouri.

Interest expense was $8,368,000 for the three-month period ended March 31, 1997, a decrease of 7%, compared to $8,996,000 in 1996. The decrease in interest expense is due to the repurchase of $90,485,000 of the Company's 7.60% Senior Notes (Senior Notes) at various dates from June 1995 to June 1996. The funds used for the various repurchases of debt were obtained, in part, from the May 1995 issuance of $100,000,000 of 9.48% Trust Originated Pre-ferred Securities (Preferred Securities) and working capital.
The reduction of interest expense from the Senior Note repur-chases was partially offset by interest expense on the increased borrowings under the various financing facilities during the three-month period ended March 31, 1997 compared to the same period in 1996. See "Debt" in the Notes to the Consolidated Financial Statements for the quarter ended March 31, 1997.

Other income for the three-month period ended March 31, 1997 was $5,944,000, compared with $2,221,000 in 1996. Other income in in 1997 consisted of Incentive Purchased Gas Adjustments at
Missouri Gas Energy for $2,985,000, realized gains on the sale of investment securities of $1,786,000, deferral of interest and other expenses of $1,030,000 associated with the Missouri Gas
Energy Safety Program and net rental income from Lavaca Realty Company (Lavaca Realty), the Company's real estate subsidiary, of $370,000. The Incentive Purchased Gas Adjustment wass the first incentive gas purchasing mechanism granted to a gas utility in the State of Missouri and encourages Missouri Gas Energy to negotiate the lowest possible gas supply contracts available. If gas is acquired at a cost below a specified benchmark, both the customers and the Company share in the savings. Other income in 1996 included the deferral of interest and other expenses associated with the Missouri Gas Energy Safety Program for $1,385,000, certain insurance and other claim refunds of $434,000 and the net rental income from Lavaca Realty of $348,000.

For the three-month period ended March 31, 1997, federal and state income taxes decreased $1,892,000, or 14%, over the same period in 1996 due to lower pre-tax earnings as discussed above. The Company's consolidated federal and state effective income tax rate was 40% for both the three months ended March 31, 1997 and 1996.

The three-month period ended March 31 is generally the Company's most profitable quarter. Because Missouri Gas Energy's rate structure collects a greater percentage of its margin in the winter heating season months, operating losses are expected during the upcoming quarters ended June 30 and September 30, 1997.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Nine Months Ended March 31, 1997 and 1996

The Company recorded net earnings available for common stock of $21,934,000 for the nine-month period ended March 31, 1997, compared with net earnings of $23,697,000 for the same period in 1996. Earnings per share, based on weighted average common and common share equivalents outstanding during the period, were $1.24 in 1997 compared with earnings per share of $1.35 in 1996.

Operating revenues were $625,643,000 for the nine-month period ended March 31, 1997, an increase of 19%, compared with operating revenues of $526,195,000 in 1996. Gas purchase costs for the nine-month period ended March 31, 1997 were $410,354,000, an increase of 31%, compared with $312,885,000 in 1996. Both operating revenues and gas purchase costs increased in the nine-month period ended March 31, 1997 primarily due to a 29% increase in the average cost of gas to $3.91 per Mcf in 1997 from $3.02 per Mcf in 1996 as a result of increases in average spot market gas prices, previously discussed. Operating revenues were also affected by a 14% increase in revenue-related taxes. Additionally, operating revenues and gas purchase costs were effected by a 1% increase in gas sales volume from 103,534 MMcf in 1996 to 104,909 MMcf in 1997 and the revenue increase granted Missouri Gas Energy effective as of February 1, 1997, previously discussed. The increase in volumes is principally due to growth in pipeline and marketing sales and improved sales results in nontraditional markets which was partially offset by warmer weather experienced during the nine-month period ended March 31, 1997 compared with 1996 and a reduction in volumes from the sale of certain operations on May 1, 1996, previously discussed.

Missouri Gas Energy's service territories experienced weather which was 102% of a 30-year measure for the nine months ended March 31, 1997 compared with 105% in 1996. Weather for Southern Union Gas service territories for the nine-month period ended March 31, 1997 was 93% of a 30-year measure compared with 94% in 1996.

Net operating margin decreased 1% for the nine-month period ended March 31, 1997 compared with the same period in 1996. Net operating margin decreased primarily from the reduction in volumes and related operating margin as a result of warmer weather throughout the Company's service territories and the Texas and Oklahoma Panhandle sale, previously discussed. Despite warmer weather and the sale of these operations, overall volumes increased 1% primarily from the addition of lower margin pipeline and marketing volumes.

Operating expenses were $122,124,000 for the nine-month period ended March 31, 1997, an increase of $7,273,000, compared with $114,851,000 in 1996. The increase is primarily a result of $5,963,000 in additional reserves for uncollectible accounts, previously discussed. Additionally, operating expenses increased as a result of additional depreciation due to the Missouri Gas Energy rate case, costs associated with informing customers about natural gas price increases, increased legal and professional fees, costs associated with correction of certain billing discrepancies and increased operating expenses incurred during the severe January 1997 cold weather in Missouri, all previously discussed.

Interest expense was $25,397,000 for the nine-month period ended March 31, 1997, a decrease of 7%, compared with $27,300,000 in 1996. The decrease in interest expense is due to the repurchase of Senior Notes from June 1995 through June 1996 which was par-tially offset by an increase in interest expense from increased borrowings under the various financing facilities, both previously discussed. See "Debt" in the Notes to the Consolidated Financial Statements for the quarter ended March 31, 1997.

Other income for the nine-month period ended March 31, 1997 was $9,323,000 compared with $4,591,000 in 1996. Other income in 1997 included $4,281,000 related to the deferral of interest and other expenses associated with the Missouri Gas Energy Safety Program, $3,565,000 in Incentive Purchased Gas Adjustments, $3,281,000 related to the deferral of interest and other expenses associated with the Missouri Gas Energy Safety Program, realized gains on the sale of investment securities of $2,545,000 and net rental income from Lavaca Realty of $1,068,000. This was partially offset by the write-off of $1,150,000 of acquisition-related costs as a result of termination of various acquisition activities and a $374,000 expense associated with the donation of emissions analysis equip-ment and software to a Texas university. Other income in 1996

                SOUTHERN UNION COMPANY AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



included $3,662,000 related to the deferral of interest and other expenses associated with the Missouri Gas Energy Safety Program, net rental income from Lavaca Realty of $1,037,000 and $434,000 related to certain insurance and other claim refunds. This was partially offset by $500,000 in costs in connection with the closing of the Natural Gas Vehicle Technology Centers, L.L.P. (Tech Center). The Tech Center was a joint venture between Econofuel Company (Econofuel), a wholly-owned subsidiary of the Company and Natural Gas Development Company, Inc. of California.

For the nine-month period ended March 31, 1997, federal and state income taxes decreased $1,136,000 over the same period in 1996 due to reduced pre-tax earnings as discussed above which was partially offset by an increase in the Company's consolidated federal and state effective income tax rate from 39% in 1996 to 40% in 1997.

Twelve Months Ended March 31, 1997 and 1996

The Company recorded net earnings available for common stock of $19,076,000 for the twelve-month period ended March 31, 1997 com-pared with net earnings of $23,224,000 in 1996. Earnings per share based on weighted average common and common share equiva-lents outstanding during the period were $1.08 in 1997 compared with earnings per share of $1.33 in 1996.

Operating revenues were $719,839,000 for the twelve-month period ended March 31, 1997, an increase of 18%, compared with operating revenues of $609,604,000 in 1996. Gas purchase costs for the twelve-month period ended March 31, 1997 were $459,008,000, an increase of 32%, compared with gas purchase costs of $348,516,000 in 1996. Both operating revenues and gas purchase costs increased during the twelve-month period ended March 31, 1997 primarily from a 33% increase in the average cost of gas from $2.88 per Mcf in 1996 to $3.83 per Mcf in 1997 as a result of increases in average spot market gas prices, previously discussed. Operating revenues were also affected by a 15% increase in revenue-related taxes. These increases in operating revenues and gas purchase costs were partially offset by a decrease in gas sales volume from 120,925 MMcf in 1996 to 119,821 MMcf in 1997. The decrease in sales volume was due to warmer weather in certain service territories during the twelve-month period ended March 31, 1997 and a reduction in volumes from the sale of certain operations on May 1, 1996, previously discussed.

Missouri Gas Energy's service territories experienced weather that was 102% of the 30-year measure for the twelve-month period ended March 31, 1997 compared with 107% in 1996. Weather for Southern Union Gas service territories for the twelve-month period ended March 31, 1997 was 97% of the 30-year measure com-pared with 95% in 1996.

Net operating margin decreased 2% for the twelve-month period ended March 31, 1997 compared with the same period in 1996. Net operating margin decreased primarily from the reduction in volumes and related operating margin as a result of the Texas and Oklahoma Panhandle sale and reduced volumes due to warmer weather in certain service territories during the twelve-month period ended March 31, 1997, both previously discussed.

Operating expenses were $161,436,000 for the twelve-month period ended March 31, 1997, an increase of 9%, compared with operating expenses of $148,156,000 in 1996. The increase in operating expenses is a result of $7,417,000 in additional reserves for uncollectible accounts during the twelve-month period ended
March 31, 1997, previously discussed. Additionally, operating expenses increased as a result of additional depreciation due to the Missouri Gas Energy rate case, costs associated with informing customers about natural gas price increases, increased legal and professional fees, costs associated with correction of certain billing discrepancies and increased operating expenses incurred during the severe January 1997 cold weather in Missouri, all previously discussed. Operating expenses were also impacted by certain favorable non-recurring adjustments which reduced various medical, pension and other employee benefit expenses during the twelve-month period ended March 31, 1996.

Interest expense was $33,929,000 for the twelve-month period ended March 31, 1997, a decrease of 8%, compared with $37,058,000 in 1996. The decrease in interest expense is the result of the repurchase of outstanding Senior Notes from June 1995 through June 1996 which was partially offset by interest expense from increased borrowings

           SOUTHERN UNION COMPANY AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



under the various financing facilities, both previously dis-cussed. See "Debt" in the Notes to the Consolidated Financial
Statements for the quarter ended March 31, 1997.

Dividends on preferred securities of subsidiary trust were $9,480,000 for the twelve-month period ended March 31, 1997, compared with $8,269,000 in 1996. The increase is due to the May 1995 issuance of the Preferred Securities and the recording of dividends since that date. See "Preferred Securities of Subsidi-ary Trust" in the Notes to the Consolidated Financial Statements for the quarter ended March 31, 1997.

Other income for the twelve-month period ended March 31, 1997 was $16,059,000 compared with $5,592,000 in 1996. Other income for the twelve-month period ended March 31, 1997 included $6,283,000 related to the deferral of interest and other expenses associated with the Missouri Gas Energy Safety Program, $3,565,000 in Incen-tive Purchased Gas Adjustments, realized gains on the sale of in-vestment securities of $2,545,000, a pre-tax gain of $2,050,000 on the sale of WGI and other operations, a $1,448,000 gain on the repurchase of Senior Notes, and net rental income from Lavaca Realty of $1,423,000. This was partially offset by the write-off of $1,150,000 of acquisition-related costs and a $374,000 expense associated with the donation of emissions analysis equipment and software, previously discussed. Other income for the twelve-month period ended March 31, 1996 included $4,565,000 related to the deferral of interest and other expenses associated with the Missouri Gas Energy Safety Program and net rental income from Lavaca Realty of $1,398,000. This was partially offset by esti-mated costs of $500,000 to close Econofuel's Tech Center, previously discussed.

For the twelve-month period ended March 31, 1997, federal and state income taxes decreased $2,103,000 over the same period in 1996 due to a reduction in pre-tax earnings as discussed above. The Company's consolidated federal and state effective income tax rate was 42% for the twelve-month period ended March 31, 1997 compared with 41% in 1996.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following table sets forth certain information regarding the Company's gas distribution, transportation, marketing and trans-mission operations for the three- and twelve-month periods ended
March 31, 1997 and 1996:

                           Three Months          Twelve Months
                          Ended March 31,       Ended March 31,
                         1997(1)   1996(1)     1997(1)   1996(1)
                        --------- ---------   --------- ---------

Average number of gas
  sales customers
  served:
    Residential.......   872,757   873,093     861,244   864,982
    Commercial........    88,785    89,599      86,164    86,821
    Industrial and
      irrigation......       650       721         618       691
    Pipeline and
      marketing.......       193       423         232       533
    Public authorities
      and other.......     2,644     2,883       2,689     2,799
                        --------  --------    --------  --------
        Total average
          customers
          served......   965,029   966,719     950,947   955,826
                        ========  ========    ========  ========

Gas sales in millions
  of cubic feet (MMcf)
    Residential.......    34,581    35,263      69,601    68,621
    Commercial........    14,526    14,900      31,374    31,120
    Industrial and
      irrigation......       588       694       2,301     2,348
    Pipeline and
      marketing.......     6,098     4,126      16,772    11,838
    Public authorities
      and other.......     1,375     1,314       2,791     3,193
                        --------  --------    --------  --------
        Gas sales
          billed......    57,168    56,297     122,839   117,120
    Net change in
      unbilled gas
      sales...........    (4,472)   (1,551)     (3,018)    3,805
                        --------  --------    --------  --------
        Total gas
          sales.......    52,696    54,746     119,821   120,925
                        ========  ========    ========  ========

Gas sales revenues
  (thousands of
  dollars):
    Residential.......  $216,794  $178,893    $452,357  $367,846
    Commercial........    89,824    74,736     181,518   146,333
    Industrial and
      irrigation......     3,453     3,891      10,287    10,185
    Pipeline and
      marketing.......    18,211     9,241      46,313    24,993
    Public authorities
      and other.......     6,760     4,708      13,147     8,203
                        --------  --------    --------  --------
        Gas sales
          revenues
          billed......   335,042   271,469     703,622   557,560
    Net change in
      unbilled gas
      sales revenues..   (31,463)   (5,522)    (13,406)   23,482
                        --------  --------    --------  --------
        Total gas
          sales
          revenues....  $303,579  $265,947    $690,216  $581,042
                        ========  ========    ========  ========

Gas sales margin
  (thousands of
  dollars)............  $ 87,585  $ 87,493    $231,208  $232,526
                        ========  ========    ========  ========

Gas sales revenue per
  thousand cubic feet
  (Mcf) billed:
    Residential.......  $  6.269  $  5.073    $  6.499  $  5.361
    Commercial........     6.183     5.016       5.786     4.702
    Industrial and
      irrigation......     5.876     5.607       4.471     4.338
    Pipeline and
      marketing.......     1.999     2.240       2.761     2.111
    Public authorities
      and other.......     4.915     3.583       4.711     2.569

Weather effect:
  Degree days:
    Southern Union Gas
      service
      territories.....     1,092     1,102       1,919     1,913
    Missouri Gas
      Energy service
      territories.....     2,661     2,958       5,353     5,617
  Percent of normal,
    based on 30-year
    measure:
      Southern Union
        Gas service
        territories...       94%       93%         97%       95%
      Missouri Gas
        Energy service
        territories...       95%      106%        102%      107%

Gas transported in
  millions of cubic
  feet (MMcf).........    17,401    15,896      63,549    66,983
Gas transportation
  revenues (thousands
  of dollars).........  $  6,779  $  5,952    $ 20,949  $ 21,144

--------------------
(1) Certain gas distribution operations in the Texas and Oklahoma Panhandle were sold on May 1, 1996, which involved
     7,000 customers.

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

The principal source of funds during the three-month period ended March 31, 1997 included $9,784,000 from the sale of investment securities and $35,755,000 in cash flow from operations. These sources provided funds for additions to property, plant and equipment of $11,443,000 and $40,400,000 in net repayments under the Company's financing facilities.

The principal sources of funds during the nine-month period ended March 31, 1997 included $5,394,000 in cash flow from operations, $10,311,000 from the sale of investment securities and $20,800,000 from the Company's revolving and uncommitted credit facilities. These sources, along with beginning cash balance of $2,887,000, provided funds for additions to property, plant and equipment of $42,553,000, and other seasonal working capital needs of the Company.

The effective interest rate under the Company's current debt structure is 8.1% (including interest and the amortization of debt issuance costs and redemption premiums on refinanced debt).

The Company has availability under a $100,000,000 revolving credit facility (Revolving Credit Facility) underwritten by a syndicate of banks. The Company had additional availability under uncommitted line of credit facilities (Uncommitted Facilities) with various banks. Covenants under the Revolving Credit Facility allow for up to $35,000,000 of borrowings under Uncommitted Facilities at any one time. Borrowings under these facilities are available for Southern Union's working capital, letter of credit requirements and other general corporate pur-poses. Amounts outstanding under these facilities at March 31, 1997 and May 7, 1997 were $20,800,000 and nil, respectively.

The Company's financial condition and results of operations have been, and will continue to be, dependent upon the receipt of adequate and timely adjustments in rates. On January 22, 1997 Missouri Gas Energy was notified by the MPSC of its decision to grant a $8,847,000 annual increase to revenue effective on February 1, 1997. See Utility Regulation and Rates in the Notes to the Consolidated Financial Statements for the quarter ended March 31, 1997.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   SOUTHERN UNION COMPANY
                              --------------------------------
                                       (Registrant)




Date   May 15, 1997           By  RONALD J. ENDRES
     ----------------             ----------------------------
                                  Ronald J. Endres
                                  Executive Vice President and
                                    Chief Financial Officer




Date   May 15, 1997           By  DAVID J. KVAPIL
     ----------------             ----------------------------
                                  David J. Kvapil
                                  Vice President and Controller
                                  (Principal Accounting Officer)