Form 10-K/A
period 1996-06-30
SOUTHERN UNION CO
filed 1997-06-23
CIK 203248

=================================================================

       UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D. C.  20549

                      FORM 10-K/A No. 1

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----
       SECURITIES EXCHANGE ACT OF 1934

       For the Fiscal Year Ended June 30, 1996
                                   OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 -----
       SECURITIES EXCHANGE ACT OF 1934


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
                            (512) 477-5852

Securities Registered Pursuant to Section 12(b) of the Act:

 Title of each class    Name of each exchange in which registered
---------------------   -----------------------------------------
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

                        EXHIBIT INDEX



Exhibit
  No.                             Description
-------    ------------------------------------------------------

  28.1 Financial Statements and Supplemental Schedules required by Form 11-K for the Southern Union Savings
           Plan for the fiscal year ended December 31, 1996*.




-------------------

*The financial statements and supplemental schedules of the Southern Union Savings Plan have been filed in paper.

                           SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.








Dated:  June 23, 1997         SOUTHERN UNION COMPANY

                              By:  DAVID J. KVAPIL
                                   ---------------
                                   David J. Kvapil
                                   Vice President and Controller
                                   (Principal Accounting Officer)