Form 10-K
period 1997-06-30
SOUTHERN UNION CO
filed 1997-09-22
CIK 203248

=================================================================
          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549

                           FORM 10-K

 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
    SECURITIES EXCHANGE ACT OF 1934

    For the Fiscal Year Ended June 30, 1997

                                 OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
    SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 12, 1997, was $224,553,757. The number of shares of the registrant's Common
Stock outstanding on September 12, 1997 was 17,122,736.

              DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders for the year ended June 30, 1997, are incorporated by reference in Parts II and IV.

Portions of the registrant's proxy statement for its annual meeting of stockholders to be held on November 11, 1997, are incorporated by reference into Part III.

=================================================================

                              PART I



ITEM 1.    Business.

                           Introduction

Southern Union Company (Southern Union and together with its sub-sidiaries, the Company) was incorporated under the laws of the State of Delaware in 1932. Southern Union is one of the top 15 gas utilities in the United States, as measured by number of customers. The Company's principal line of business is the dis-tribution of natural gas as a public utility through Southern Union Gas and Missouri Gas Energy (MGE), each of which is a divi-sion of Southern Union. Southern Union Gas, headquartered in Austin, Texas, serves 497,000 residential, commercial, indus-trial, agricultural and other customers in Texas (including the cities of Austin, Brownsville, El Paso, Galveston and Port Arthur). MGE, headquartered in Kansas City, Missouri, serves 474,000 customers in central and western Missouri (including the cities of Kansas City, St. Joseph, Joplin and Monett). The diverse geographic area of the Company's natural gas distribution systems reduces the sensitivity of Southern Union's operations to weather risk and local economic conditions.

Subsidiaries of Southern Union have been established to support and expand natural gas sales and to capitalize on the Company's gas energy expertise. These subsidiaries market natural gas to end-users, operate natural gas pipeline systems, distribute pro-pane and sell commercial gas air conditioning and other gas-fired engine-driven applications. By providing "one-stop shopping," the Company can serve its various customers' specific energy needs, which encompass substantially all of the natural gas dis tribution and sales businesses from natural gas sales to special-ized energy consulting services. The Company distributes propane to 3,600 customers in western Texas. Certain subsidiaries own or hold interests in real estate and other assets, which are pri-marily used in the Company's utility business. Central to all of the Company's present businesses and strategies is the sale and transportation of natural gas. See Company Operations.

The Company is a sales and market-driven energy company whose management is committed to achieving profitable growth of its utility businesses in an increasingly competitive business environment. Management's strategies for achieving these objec-tives principally consist of: (i) promoting new sales opportuni ties and markets for natural gas and propane; (ii) enhancing financial and operating performance; and (iii) expanding the Com-pany through development of existing utility businesses and selective acquisition of new utilities businesses. Management develops and continually evaluates these strategies and their implementation by applying their experience and expertise in analyzing the energy industry, technological advances, market opportunities and general business trends. Each of these strategies, as implemented throughout the Company's existing businesses, reflects the Company's commitment to its core gas utility business.

The Company has a goal of selected growth and expansion, pri-marily in the utilities industry. To that extent, the Company intends to consider, when appropriate, and if financially practi-cable to pursue, the acquisition of other utility distribution or transmission businesses. The nature and location of any such properties, the structure of any such acquisitions, and the method of financing any such expansion or growth will be deter-mined by management and the Southern Union Board of Directors. See Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A) -- Cautionary Statement Regarding Forward-Looking Information contained in the Company's Annual Report to Stockholders for the year ended June 30, 1997 (the Annual Report), portions of which are filed as Exhibit 13 hereto.

                  Changes in Capital Structure

On May 17, 1995, Southern Union Financing I (Subsidiary Trust), a consolidated wholly-owned subsidiary of Southern Union, issued $100,000,000 of 9.48% Trust Originated Preferred Securities (Pre-ferred Securities). In connection with the Subsidiary Trust's issuance of the Preferred Securities and the related purchase by Southern Union of all of the Subsidiary Trust's common securities (Common Securities), Southern Union issued to the Subsidiary Trust $103,092,800 principal amount of its 9.48% Subordinated Deferrable Interest Notes, due 2025 (Subordinated Notes). The issuance of the Preferred Securities was part of a $300,000,000 shelf registration filed with the Securities and Exchange Commis-ion on March 29, 1995. Southern Union may sell a combination of preferred securities of financing trusts and senior and subordi-nated debt securities of Southern Union of up to $196,907,200 (the remaining shelf) from time to time, at prices determined at the time of any offering. The net proceeds from the Preferred Securities offering, along with working capital from operations, were used to repurchase $90,485,000 of 7.60% Senior Debt Securities due 2024 (Senior Notes) through June 1996 with the remaining balance used to provide working capital for seasonal needs. See Preferred Securities of Subsidiary Trust and Debt in the Notes to the Consolidated Financial Statements contained in the Annual Report.

Southern Union has the right under the Subordinated Notes to de-fer interest payment periods up to 20 consecutive quarters, and, as a consequence, quarterly distributions on the Preferred Securities may be deferred (but will continue to accrue with interest thereon at a per annum rate of 9.48% compounded quar-terly) by the Subsidiary Trust during any such extended interest payment period. If interest payments are deferred by Southern Union, Southern Union: (i) may not pay cash dividends, or redeem, purchase or acquire, or make a liquidation payment with respect to, any of its capital stock or the capital stock of any sub-sidiary of Southern Union; and (ii) shall not make any payment of interest, principal or premium, if any, on or repay, repurchase or redeem any debt securities issued by Southern Union that rank pari passu with or junior to the subordinate debentures.

The following table sets forth the summary capitalization of the Company.

                                 June 30, 1997     June 30, 1996
                               ----------------  ----------------
                                Amount  Percent   Amount  Percent
                               -------- -------  -------- -------
                                (thousands, except percentages)

Long-term debt
  Senior Notes...............  $384,515          $384,515
  Other......................     1,642               879
                               --------          --------
                                386,157   51.2%   385,394   52.7%

Company-obligated Preferred
  Securities of Trust........   100,000   13.3    100,000   13.7
Common stockholders' equity..   267,462   35.5    245,915   33.6
                               --------  -----   --------  -----
  Total capitalization.......  $753,619  100.0%  $731,309  100.0%
                               ========  =====   ========  =====

                         Company Operations

The Company's principal line of business is the distribution of natural gas through its Southern Union Gas and MGE divisions. Southern Union Gas provides service to a number of communities and rural areas in Texas, including the municipalities of Austin, Brownsville, El Paso, Galveston, Harlingen, McAllen and Port Arthur. MGE provides service to various cities and communities in central and western Missouri including Kansas City, St. Joseph, Joplin and Monett. The Company's gas utility operations are generally seasonal in nature, with a significant percentage of its annual revenues and earnings occurring in the traditional winter heating season.

Mercado Gas Services Inc. (Mercado), a wholly-owned subsidiary of Southern Union, markets natural gas to commercial and industrial customers. Mercado's sales and purchasing activities are made through short-term and long-term contracts. These contracts and business activities are not subject to direct rate regulation.

Southern Transmission Company (Southern), a wholly-owned sub-sidiary of Southern Union, owns and operates intrastate pipelines which connect the cities of Lockhart, Luling, Cuero, Shiner, Yoakum, and Gonzales, Texas, as well as a line that provides gas to an industrial customer in Port Arthur, Texas. Southern also owns a transmission line which supplies gas to the community of Sabine Pass, Texas. In September 1997, Southern purchased a 45-mile intrastate pipeline for $305,000 which will augment gas supply to the city of Eagle Pass, Texas, and ultimately into Piedras Negras, Mexico.

Norteno Pipeline Company (Norteno), a wholly-owned subsidiary of Southern Union, operates interstate pipeline systems principally serving the Company's gas distribution properties in the El Paso, Texas area. Norteno transported a combined 17 billion cubic feet
(Bcf) for the city of Juarez, Mexico and the Samalayuca Power Plant in north Mexico in fiscal 1997.

SUPro Energy Company (SUPro), a wholly-owned subsidiary of Southern Union formed in August 1996, primarily provided propane gas services to 2,300 customers located principally in El Paso, Texas during 1997 while selling 2,417,000 gallons of propane. On June 30, 1997, SUPro acquired additional propane operations, adding 1,300 customers located in and around Alpine, Texas.

Energy WorX, a wholly-owned subsidiary of Southern Union formed in March 1996, provides interactive computer-based training for the natural gas transmission and distribution industry.

Southern Union Total Energy Systems, Inc., formerly Southern Union Energy Products and Services Company, a wholly-owned sub-sidiary of Southern Union, markets and sells commercial gas air conditioning, irrigation pumps and other gas-fired engine-driven applications and related services.

Southern Union Energy International, Inc. (SUEI) and Southern Union International Investments, Inc. (Investments), both wholly-owned subsidiaries of Southern Union, participate in energy related projects internationally. Energia Estrella del Sur,
S. A. de C. V. (Estrella), a wholly-owned Mexican subsidiary of SUEI and Investments, participate in energy-related projects in Mexico. Subsequent to June 30, 1997, Estrella acquired a 42% equity ownership in a natural gas distribution company which serves 16,000 customers in Piedras Negras, Mexico, across the border from Southern Union Gas' Eagle Pass, Texas service area.

ConTigo, Inc., a wholly-owned subsidiary of Southern Union formed in January 1996, provides centralized call center services for the majority of the Texas service areas.

Econofuel Company (Econofuel), a formerly wholly-owned subsidiary of Southern Union, marketed and sold natural gas for natural gas vehicles (NGVs) as an alternative fuel to gasoline. Econofuel owned fuel dispensing equipment in Austin, El Paso, Port Arthur, and Galveston, Texas, located at independent retail fuel stations for NGVs. In January 1997, Econofuel was dissolved. See MD&A -- Other Income (Expense), Net contained in the Annual Report.

The Company also holds investments principally in commercially developed real estate in Austin, El Paso and Kansas City through Southern Union's wholly-owned subsidiary, Lavaca Realty Company
(Lavaca Realty).

                         Competition

The Company's gas distribution divisions are not currently in significant direct competition with any other distributors of natural gas to residential and small commercial customers within their service areas. However, in recent years, certain large volume customers, primarily industrial and significant commercial customers, have had opportunities to access alternative natural gas supplies and, in some instances, delivery service from other pipeline systems. The Company has offered transportation arrangements to customers who secure their own gas supplies. These transportation arrangements, coupled with the efforts of Southern Union's unregulated marketing subsidiary, Mercado, enable the Company to provide competitively priced gas service to these large volume customers. In addition, the Company has suc-cessfully used flexible rate provisions, when needed, to retain customers who may have access to alternative energy sources.

As energy providers, Southern Union Gas and MGE have historically competed with alternative energy sources, particularly electri-city and also propane, coal, natural gas liquids and other refined products available in the Company's service areas. At present rates, the cost of electricity to residential and com-mercial customers in the Company's service areas generally is higher than the effective cost of natural gas service. There can be no assurance, however, that future fluctuations in gas and electric costs will not reduce the cost advantage of natural gas service. The cost of expansion for peak load requirements of electricity in some of Southern Union Gas' and MGE's service areas has historically provided opportunities to allow energy switching to natural gas pursuant to integrated resource planning techniques. Electric competition has responded by offering equipment rebates and incentive rates.

Competition between the use of fuel oils, natural gas and pro-pane, particularly by industrial, electric generation and agri-cultural customers, has also increased due to the volitility of natural gas prices and increased marketing efforts from various energy companies. While competition between such fuels is generally more intense outside the Company's service areas, this competition affects the nationwide market for natural gas. Addi-tionally, the general economic conditions in its service areas continue to affect certain customers and market areas, thus impacting the results of the Company's operations.

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

The Federal Energy Regulatory Commission (FERC) required the "unbundling" of services offered by interstate pipeline companies beginning in 1992. As a result, gas purchasing and transporta-tion decisions and associated risks have been shifted from the pipeline companies to the gas distributors. The increased demands on distributors to effectively manage their gas supply in an environment of volatile gas prices provides an advantage to distribution companies such as Southern Union who have demon-strated a history of contracting favorable and efficient gas supply arrangements in an open market system.

The majority of Southern Union Gas' 1997 gas requirements for utility operations were delivered under long-term transportation contracts through four major pipeline companies. The majority of MGE's 1997 gas requirements were delivered under short- and long-term transportation contracts through three major pipeline com-panies. These contracts have various expiration dates ranging from 1998 through 2016. Southern Union Gas also purchases sig-nificant volumes of gas under long-term and short-term arrange-ments with suppliers. The amounts of such short-term purchases are contingent upon price. Southern Union Gas and MGE both have firm supply commitments for all areas that are supplied with gas purchased under short-term arrangements. MGE also holds contract rights to over 16 Bcf of storage capacity to assist in meeting peak demands.

Gas sales and/or transportation contracts with interruption pro-visions, whereby large volume users purchase gas with the under-standing that they may be forced to shut down or switch to alternate sources of energy at times when the gas is needed for higher priority customers, have been utilized for load management by Southern Union and the gas industry as a whole for many years. In addition, during times of special supply problems, curtail-ments of deliveries to customers with firm contracts may be made in accordance with guidelines established by appropriate federal and state regulatory agencies. There have been no supply-related curtailments of deliveries to Southern Union Gas or MGE utility sales customers during the last ten years.

During 1997, the Company was impacted by significant increases in natural gas prices. The following table shows, for each of the Company's principal utility service areas, the percentage of gas utility revenues and sales volume for the years ended June 30, 1997 and 1996 and the average cost per thousand cubic feet (Mcf) of gas in 1997.

                                            Percent
                                 Percent    of Gas
                                 of Gas     Utility     Average
                                 Utility     Sales        Cost
    Service Area                Revenues    Volume      Per Mcf
----------------------         ----------  ---------  -----------
                               1997  1996  1997 1996   1997  1996
                               ----  ----  ---- ----  ----- -----

Southern Union Gas
  Austin and South Texas....     12    11    11   11  $3.47 $2.43
  El Paso and West Texas....     13    10    16   15   3.36  2.02
  Rio Grande Valley.........      4     5     3    4   3.90  3.73
  Other.....................      6     7     6    6   3.33  2.49
                                ---   ---   ---  ---
                                 35    33    36   36
Missouri Gas Energy.........     65    67    64   64   4.03  3.42
                                ---   ---   ---  ---
                                100   100   100  100
                                ===   ===   ===  ===

The Company is committed under various agreements to purchase certain quantities of gas in the future. At June 30, 1997, the Company has purchase commitments for nominal quantities of gas at fixed prices. These fixed price commitments have an annual value of $2,500,000 for Southern Union Gas. MGE currently does not have any fixed price commitment contracts for the 1997/1998 winter heating season. At June 30, 1997, the Company also has purchase commitments for certain quantities of gas at variable, market-based prices. These market-based price commitments have an annual value of $49,700,000 for Southern Union Gas and $72,100,000 for MGE. The Company's purchase commitments may extend over a period of several years depending upon when the required quantity is purchased. The Company has purchase gas tariffs in effect for all its utility service areas that provide for recovery of its purchase gas costs under defined methodolo-gies.

In August 1997, the Missouri Public Service Commission (MPSC) issued an order authorizing MGE to begin making semi-annual pur-chase gas adjustments in November and April, instead of more frequent adjustments as in the past. Additionally, the order authorized MGE to establish an Experimental Price Stabilization Fund for purposes of procuring natural gas financial instruments to hedge a portion of its gas purchase costs for the 1997/1998 winter heating season. The Company anticipates that these proce-dures will help stabilize the monthly heating bills for Missouri customers and, depending on market conditions, could ultimately reduce the cost of gas which is traditionally passed on to custo-mers. The Company believes it bears minimal risk under the authorized transactions.

The MPSC approved a gas supply incentive plan for MGE effective July 1, 1996. Under the plan, the Company and MGE's customers share in certain savings below benchmark levels of gas costs achieved as a result of the Company's gas procurement activities. Likewise, if natural gas is acquired above benchmark levels, both the Company and customers share in such costs. For the year ended June 30, 1997, the incentive plan achieved a reduction of overall gas costs of $10,200,000, resulting in savings to Missouri customers of $5,600,000. The Company recorded revenues of $4,600,000 in 1997 under this program.

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

The Company holds non-exclusive franchises with varying expira-tion dates in all incorporated communities where it is necessary to carry on its business as it is now being conducted. In the five largest cities in which the Company's utility customers are located, such franchises expire as follows: Kansas City, Missouri in 1998; El Paso, Texas in 2000; Austin, Texas in 2006; and Port Arthur, Texas in 2013. The franchise in St. Joseph, Missouri is perpetual. The Company fully expects these fran-chises to be renewed upon their expiration.

Gas service rates are established by regulatory authorities to permit utilities to recover operating, administrative and financing costs, and the opportunity to earn a reasonable return on equity. Gas costs are billed to customers through purchase gas adjustment clauses which permit the Company to adjust its sales price as the cost of purchased gas changes. This is impor-tant because the cost of natural gas accounts for a significant portion of the Company's total expenses. The appropriate regula-tory authority must receive notice of such adjustments prior to billing implementation.

The Company must support any service rate changes to its regula-tors using a historic test year of operating results adjusted to normal conditions and for any known and measurable revenue or expense changes. Because the rate regulatory process has certain inherent time delays, rate orders may not reflect the operating costs at the time new rates are put into effect.

The monthly customer bill contains a fixed service charge, a usage charge for service to deliver gas, and a charge for the amount of natural gas used. While the monthly fixed charge pro-vides an even revenue stream, the usage charge increases the Com-pany's annual revenue and earnings in the traditional heating load months when usage of natural gas increases. In recent years, the majority of the Company's rate increases in Texas have resulted in increased monthly fixed charges which help stabilize earnings. Weather normalization clauses, in place in Austin, El Paso service area cities other than the City of El Paso (effec-tive September 1, 1996), Galveston, Port Arthur (effective September 1, 1996) and two other service areas in Texas, also help stabilize earnings. The city of El Paso also approved implementation of a weather normalization clause effective September 1, 1996, but rescinded the clause effective February 1, 1997.

On January 22, 1997, MGE was notified by the MPSC of its decision to grant an $8,847,000 annual increase to revenue effective on February 1, 1997. Pursuant to a 1989 MPSC order, MGE is engaged in a major gas safety program in its service area (Missouri Safety Program). In connection with this program, the MPSC issued an accounting authority order (AAO) in Case No. GO-92-234 in 1994 which authorized MGE to defer depreciation expenses, property taxes and carrying costs at a rate of 10.54% on the costs incurred in the Missouri Safety Program. This AAO was con-sistent with those which were issued by the MPSC from 1990 to 1993 to MGE's prior owner. The MPSC rate order of January 22, 1997, however, retroactively reduced the carrying cost rate applied by the Company on the expenditures incurred on the Missouri Safety Program since early 1994 to an Allowance for Funds Used During Construction (AFUDC) rate. The Company has filed an appeal of that portion of the rate order in the Missouri State Court of Appeals, Western District. The Company intends to vigorously pursue this appeal since it believes this portion of the rate order is unlawful. The Company believes it will ulti-mately be successful in litigating this matter and, therefore, will not have a material adverse affect on its financial posi-tion, results of operations or cash flows. Accordingly, the Com-pany has not provided for any potential disallowance relative to this matter in its financial statements. Absent a reversal of this part of the rate order, the Company will have to record a one-time $5,600,000 pre-tax write-off of the previously deferred carrying costs. See MD&A -- Cautionary Statement Regarding Forward-Looking Information and Commitments and Contingencies in the Notes to the Consolidated Financial Statements contained in the Annual Report.

Subsequent to June 30, 1997, the Company, the Missouri Office of Public Counsel (OPC) and MPSC staff proposed global settlements to resolve complaints brought by the OPC and the MPSC staff regarding billing errors during the past two winters. The set-tlements call for credits to gas bills by MGE totaling approxi-mately $1,575,000 to those customers overbilled and a $550,000 contribution by MGE to a social service organization for the express purpose of assisting needy MGE customers in paying their gas bills. The settlement is currently pending final approval by the MPSC. These balances were accrued as of June 30, 1997.

The approval of the January 31, 1994 acquisition of the Missouri properties by the MPSC was subject to the terms of a stipulation and settlement agreement which, among other things, requires MGE to reduce rate base by $30,000,000 (amortized over a ten-year period on a straight-line basis) to compensate rate payers for rate base reductions that were eliminated as a result of the acquisition.

During the three-year period ended June 30, 1997, the Company did not file for any other rate increases in any of its major service areas other than several annual cost of service adjustments. In addition to the regulation of its utility and pipeline busi-nesses, the Company is affected by numerous other regulatory con-trols, including, among others, pipeline safety requirements of the United States Department of Transportation, safety regula-tions under the Occupational Safety and Health Act, and various state and federal environmental statutes and regulations. The Company believes that its operations are in compliance with applicable safety and environmental statutes and regulations.

                          Environmental

The Company has been named as a potentially responsible party in a special notice letter from the United States Environmental Pro-tection Agency for costs associated with removing hazardous sub-stances from the site of a former coal gasification plant in Vermont. The Company also assumed responsibility for certain environmental matters in connection with the acquisition of MGE. Additionally, the Company is investigating the possibility that the Company or predecessor companies may have been associated with Manufactured Gas Plant sites in other of its past, princi-pally in Arizona and New Mexico, and present service areas in Texas. See MD&A -- Cautionary Statement Regarding Forward-Looking Information and Commitments and Contingencies in the Notes to the Consolidated Financial Statements contained in the Annual Report.

           Statistics of Utility and Related Operations

                                        Gas Utility Customers
                                            as of June 30,
                                     ----------------------------
                                       1997      1996      1995
                                     --------  --------  --------
Southern Union Gas:
  Austin and South Texas...........   163,938   159,129   152,382
  El Paso and West Texas...........   173,825   169,861   168,526
  Galveston and Port Arthur........    50,856    51,392    51,241
  Panhandle and North Texas (a)....    24,903    24,777    31,384
  Rio Grande Valley................    76,704    76,707    77,105
                                      -------   -------   -------
                                      490,226   481,866   480,638
                                      -------   -------   -------
Missouri Gas Energy:
  Kansas City, Missouri
    Metropolitan Area..............   346,060   340,248   337,689
  St. Joseph, Joplin, Monett and
    others.........................   122,946   119,878   120,038
                                      -------   -------   -------
                                      469,006   460,126   457,627
                                      -------   -------   -------

SUPro..............................     3,647      --        --
                                      -------   -------   -------

Total..............................   962,879   941,992   938,265
                                      =======   =======   =======

---------------------

(a) Effective May 1, 1996, the Company sold certain gas distri-bution operations in the Texas and Oklahoma Panhandles.

Southern Union Gas, Mercado, Norteno and Southern. The following table shows certain operating statistics of the Company's gas distribution, transportation, marketing and transmission opera-tions principally in Texas, the Oklahoma Panhandle and Arizona:

                                        Year Ended June 30,
                                    ----------------------------
                                      1997      1996      1995
                                    --------  --------  --------

Average number of gas sales custo-
mers served (a):
  Residential......................  456,972   457,187   457,052
  Commercial.......................   29,030    29,873    29,549
  Industrial and irrigation........      274       346       382
  Public authorities and other.....    2,673     2,812     2,798
  Pipeline and marketing...........      189       165       150
                                    --------  --------  --------
    Total average customers served.  489,138   490,383   489,931
                                    ========  ========  ========

Gas sales in millions of cubic
feet (MMcf):
  Residential......................   23,135    22,945    21,596
  Commercial.......................    9,759     9,990     9,927
  Industrial and irrigation........    1,562     1,992     2,112
  Public authorities and other.....    2,756     2,708     2,798
  Pipeline and marketing...........   18,485    11,848     7,596
                                    --------  --------  --------
    Gas sales billed...............   55,697    49,483    44,029
  Net change in unbilled gas sales.      (70)       (5)      (10)
    Total gas sales................   55,627    49,478    44,019
                                    ========  ========  ========

Gas sales revenues (thousands of
dollars):
  Residential...................... $152,737  $127,255  $118,818
  Commercial.......................   51,392    42,353    42,112
  Industrial and irrigation........    6,122     6,315     6,746
  Public authorities and other.....   12,975     9,338     7,938
  Pipeline and marketing...........   47,664    27,688    16,409
                                    --------  --------  --------
    Gas revenues billed............  270,890   212,949   192,023
  Net change in unbilled gas
  sales revenues...................     (150)      856      (204)
                                    --------  --------  --------
    Total gas sales revenues....... $270,740  $213,805  $191,819
                                    ========  ========  ========

Gas sales margin (thousands of
dollars) (b):...................... $ 98,225  $ 97,718  $ 95,399

Gas sales revenue per Mcf
billed (c):
  Residential...................... $  6.602  $  5.546  $  5.502
  Commercial.......................    5.266     4.240     4.242
  Industrial and irrigation........    3.920     3.170     3.194
  Public authorities and other.....    4.708     3.448     2.837
  Pipeline and marketing...........    2.579     2.337     2.160

Weather effect:
  Degree days (d)..................    1,962     1,901     1,669
  Percent of 30-year measure (e)...     100%       96%       83%

Gas transported in MMcf............   32,895    31,906    34,133
Gas transportation revenues
(thousands of dollars)............. $  9,103  $  9,008  $  8,378

-----------------------

(a) Variances in the average number of customers served is pri-marily due to the divestiture of the Texas and Oklahoma Pan-handle distribution operations in May 1996 involving 7,000 customers.
(b) Gas sales margin is equal to gas sales revenues less pur-chased gas costs.
(c) Fluctuations in gas price billed between each period reflect changes in the average cost of purchased gas and the effect of rate adjustments.
(d) "Degree days" are a measure of the coldness of the weather experienced. A degree day is equivalent to each degree that the daily mean temperature for a day falls below 65 degrees Fahrenheit.
(e) Information with respect to weather conditions is provided by the National Oceanic and Atmospheric Administration. Percentages of 30-year measure are computed based on the weighted average volumes of gas sales billed.

Missouri Gas Energy. The following table shows certain operating statistics of the gas distribution and transportation operations in Missouri:

                                        Year Ended June 30,
                                    ----------------------------
                                      1997      1996      1995
                                    --------  --------  --------

Average number of gas sales
customers served:
  Residential.....................   407,505   405,782   401,641
  Commercial......................    56,988    56,448    55,825
  Industrial......................       348       321       294
                                    --------  --------  --------
    Total average customers
    served........................   464,841   462,551   457,760
                                    ========  ========  ========

Gas sales in MMcf:
  Residential.....................    45,566    46,775    41,354
  Commercial......................    21,121    21,578    18,863
  Industrial......................       496       592       241
                                    --------  --------  --------
    Gas sales billed..............    67,183    68,945    60,458
  Net change in unbilled gas
  sales...........................       (88)       31       (19)
                                    --------  --------  --------
    Total gas sales...............    67,095    68,976    60,439
                                    ========  ========  ========

Gas sales revenues (thousands
of dollars):
  Residential.....................  $284,803  $259,401  $186,716
  Commercial......................   123,684   111,840    77,101
  Industrial......................     3,539     4,294     1,731
                                    --------  --------  --------
    Gas sales revenues billed.....   412,026   375,535   265,548
  Net change in unbilled gas
  sales revenues..................    (1,745)    2,090      (740)
                                    --------  --------  --------
    Total gas sales revenues......  $410,281  $377,625  $264,808
                                    ========  ========  ========

Gas sales margin (thousands of
dollars) (a)......................  $134,656  $131,462  $116,353
                                    ========  ========  ========

Gas sales revenue per Mcf
billed:(b)
  Residential.....................  $  6.250  $  5.546  $  4.515
  Commercial......................     5.856     5.183     4.087
  Industrial......................     7.135     7.253     7.183

Weather effect:
  Degree days (c).................     5,506     5,495     4,779
  Percent of 30-year measure: (d).      105%      105%       90%

Gas transported in MMcf...........    30,439    30,269    30,464
Gas transportation revenues
(thousands of dollars)............  $ 11,970  $ 10,299  $  8,336

----------------------

(a) Gas sales margin is equal to gas sales revenues less pur-chased gas.
(b) Fluctuations in gas price billed between each period reflect changes in the average cost of purchased gas and the effect of rate adjustments.
(c) "Degree days" are a measure of the coldness of the weather experienced. A degree day is equivalent to each degree that the daily mean temperature for a day falls below 65 degrees Fahrenheit.
(d) Information with respect to weather conditions is provided by the National Oceanic and Atmospheric Administration. Percentages of 30-year measure are computed based on the weighted average volumes of gas sales billed.

                   Investments in Real Estate

Lavaca Realty owns a commercially developed tract of land in the central business district of Austin, Texas, containing a combined 11-story office building, parking garage and drive-through bank (Lavaca Plaza). Approximately 51% of the office space at Lavaca Plaza is used in the Company's business while the remainder is leased to non-affiliated entities. Lavaca Realty also owns a 2-story office building in El Paso, Texas. Other significant real estate investments held at June 30, 1997 include 190,500 square feet of undeveloped land in Harlingen, Texas, and 36,000 square feet of improved property in Kansas City, Missouri, which is leased to a non-affiliated entity.

                            Employees

As of August 31, 1997, the Company has 1,561 employees, of whom 1,214 are paid on an hourly basis, 321 are paid on a salary basis and 26 are paid on a commission basis. Of the 1,214 hourly paid employees, 49% are represented by unions. Of those employees represented by unions, 95% are employed by Missouri Gas Energy.

On June 4, 1997, Southern Union Gas employees in Austin, Texas covered by a collective bargaining agreement voted to decertify their representing union. From time to time the Company may be subject to labor disputes; however, such disputes have not previously disrupted its business. The Company believes that its relations with its employees are good.

ITEM 2.  Properties.

See Item 1, Business, for information concerning the general location and characteristics of the important physical properties and assets of the Company.

Southern Union Gas has 7,669 miles of mains, 4,369 miles of ser-vice lines and 105 miles of transmission lines. Southern and Norteno have 122.8 miles and 6.7 miles, respectively, of trans- mission lines.

MGE has 7,354 miles of mains, 4,509 miles of service lines and 47 miles of transmission lines. MGE is engaged in the Missouri Safety Program in its service territories. At the direction of the MPSC, the Company deferred depreciation expense, property taxes and carrying costs of $3,729,000, $7,703,000 and $4,154,000 for 1997, 1996 and 1995, respectively, relative to this program. See Utility Regulation and Rates and Commitments and Contin-gencies in the Notes to Consolidated Financial Statements con-tained in the Annual Report.

The Company considers its systems to be in good condition and well-maintained, and it has continuing replacement programs based on historical performance and system surveillance.

ITEM 3.  Legal Proceedings.

See Commitments and Contingencies in the Notes to Consolidated Financial Statements contained in the Annual Report for a discus-sion of the Company's legal proceedings. See MD&A -- Cautionary Statement Regarding Forward-Looking Information contained in the Annual Report.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders of Southern Union during the quarter ended June 30, 1997.

                              PART II


ITEM 5.  Market for the Registrant's Common Stock and Related
         Stockholder Matters.

                       Market Information

Southern Union's common stock is traded on the New York Stock Exchange under the symbol "SUG". The high and low sales prices (adjusted for any stock dividends and stock splits) for shares of Southern Union common stock since July 1, 1995 are set forth below:


                                                      $/Share
                                                  ---------------
                                                   High      Low
                                                  ------   ------

  July 1 to September 12, 1997.................   23 7/8   21 3/4

(Quarter Ended)
  June 30, 1997................................   25 1/4   22
  March 31, 1997...............................   24 3/8   21 1/4
  December 31, 1996............................   24 7/8   21
  September 30, 1996...........................   26 3/8   19 1/8

(Quarter Ended)
  June 30, 1996................................   24 1/4   19 1/4
  March 31, 1996...............................   21 3/8   15 7/8
  December 31, 1995............................   18 7/8   12
  September 30, 1995...........................   13 1/4   11 3/4

                               Holders

As of September 12, 1997, there were 645 holders of record of Southern Union's common stock. This number does not include per-sons whose shares are held of record by a bank, brokerage house or clearing agency, but does include any such bank, brokerage house or clearing agency.

There were 17,122,736 shares of Southern Union's common stock outstanding on September 12, 1997 of which 9,555,479 shares were held by non-affiliates.

                            Dividends

Southern Union paid no cash dividends on its common stock during the two years ended June 30, 1997. Provisions in certain of Southern Union's long-term notes and its bank credit facilities limit the payment of cash or asset dividends on capital stock. Under the most restrictive provisions in effect, Southern Union may not declare or pay any cash or asset dividends on its common stock or acquire or retire any of Southern Union's common stock, unless no event of default exists and the Company meets certain financial ratio requirements.

On March 11, 1996, Southern Union distributed a stock split as a stock dividend of 33 1/3%. On December 10, 1996 and November 27, 1995, the Company distributed its annual 5% common stock dividend to stockholders of record on November 22, 1996 and November 15, 1995, respectively. The 5% stock dividends are consistent with Southern Union's Board of Directors' February 1994 decision to commence regular stock dividends of approximately 5% each year. The specific amount and declaration, record and distribution dates for an annual stock dividend will be determined by the Board and announced at a date that is not expected to be later than the annual stockholders meeting each year. The next annual stock dividend is expected to be declared in connection with the Company's annual meeting of stockholders to be held on November 11, 1997. A portion of the 5% stock dividend dis-tributed on November 27, 1995 was characterized as a distribution of capital due to the level of the Company's retained earnings available for distribution as of the date of declaration.
ITEM 6.  Selected Financial Data.

                                                      Year Ended
                     Years Ended June 30,            December 31,
           ----------------------------------------- ------------
           1997(a)(b) 1996(a)(b)  1995(a) 1994(a)(c)  1993(c)(d)
           ---------- ---------- -------- ---------- ------------
              (thousands of dollars, except per share amounts)

Total
 operating
 revenues.  $717,031   $620,391  $479,983  $372,043    $209,393
Earnings
 from con-
 tinuing
 opera-
 tions....    19,032     20,839    16,069     8,378       7,733
Earnings
 per com-
 mon and
 common
 share
 equiva-
 lents
 (e)......      1.07       1.19       .93       .56         .56
Total
 assets...   990,403    964,460   992,597   887,807     416,207
Common
 stock-
 holders'
 equity...   267,462    245,915   225,664   208,975     201,938
Short-term
 debt.....       687        615       770       889      40,655
Long-term
 debt, ex-
 cluding
 current
 maturi-
 ties.....   386,157    385,394   462,503   479,048      89,019
Company-
 obligated
 manda-
 torily
 redeem-
 able pre-
 ferred
 securi-
 ties of
 subsidi-
 ary
 trust....   100,000    100,000   100,000      --          --

Average
 custo-
 mers
 served...   955,895    952,934   947,691   653,102     421,233

------------------

(a) Missouri Gas Energy, a division of Southern Union, was acquired on January 31, 1994 and was accounted for as a pur-chase. Missouri Gas Energy's assets were included in the Company's consolidated balance sheet at January 31, 1994 and its results of operations were included in the Company's consolidated results of operations beginning February 1, 1994. For these reasons, the consolidated results of opera-tions of the Company for the periods subsequent to the acquisition are not comparable to prior periods.
(b) Certain Texas and Oklahoma Panhandle distribution operations and WGI, exclusive of the Del Norte interconnect, were sold on May 1, 1996.
(c) During 1994, the Company changed its fiscal year-end from December 31 to June 30. The Company believes the June 30 fiscal year-end more closely conforms its financial condi-tion and results of operations to its natural business cycle. The consolidated results of operations for the year ended June 30, 1994 and the year ended December 31, 1993 include the effects of the following which occurred in the two quarters in common during the six-month period ended December 31, 1993: (i) a non-recurring adjustment of $2,489,000 to reverse a tax reserve upon the final settle-ment of prior period federal income tax audits; (ii) a pre-tax gain of $494,000 on the sale of undeveloped real estate; and (iii) the write-off of $357,000 of acquisition-related costs as a result of the termination of negotiations for various acquisitions.
(d) The Company completed the Berry Gas, Eagle Pass and Rio Grande Valley Gas Company acquisitions during 1993.
(e) Earnings per share for all periods presented were computed based on the weighted average number of shares of common stock outstanding during the year adjusted for (i) the 5% stock dividends distributed on December 10, 1996, November 27, 1995 and June 30, 1994, and (ii) the 33 1/3% stock dividend distributed on March 11, 1996 and the 50% stock dividend distributed on March 9, 1994.

ITEM 7.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition.

"Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 20 through 27 of the Com-pany's Annual Report to Stockholders for the year ended June 30, 1997, is incorporated herein by reference.

ITEM 8.  Financial Statements and Supplementary Data.

The following consolidated financial statements of Southern Union and its consolidated subsidiaries, included in the Company's
Annual Report to Stockholders for the year ended June 30, 1997, are incorporated herein by reference:

   Consolidated statement of operations -- years ended June 30, 1997, 1996 and 1995.

   Consolidated balance sheet -- June 30, 1997 and 1996.

   Consolidated statement of cash flows -- years ended June 30, 1997, 1996 and 1995.

   Consolidated statement of common stockholders' equity -- years ended June 30, 1997, 1996 and 1995.

   Notes to consolidated financial statements.

   Report of independent accountants.

ITEM 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

None.

                           PART III


ITEM 10.  Directors and Executive Officers of Registrant.

There is incorporated in this Item 10 by reference the informa-tion in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders under the captions Board of Directors -- Board Size and Composition and Executive Officers and Compensation -- Executive Officers Who Are Not Directors.

ITEM 11.  Executive Compensation.

There is incorporated in this Item 11 by reference the informa-tion in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders under the captions Executive Officers and Compensation -- Executive Compensation and Certain Relationships.

ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management.

There is incorporated in this Item 12 by reference the informa-tion in the Company's definitive proxy statement for the 1997
Annual Meeting of Stockholders under the caption Security Owner-ship.

ITEM 13.  Certain Relationships and Related Transactions.

There is incorporated in this Item 13 by reference the informa-tion in the Company's definitive proxy statement for the 1997
Annual Meeting of Stockholders under the caption Certain Rela-tionships.


                            PART IV


ITEM 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K.

(a)(1)  Financial Statements.  The following consolidated finan-
        --------------------
        cial statements of Southern Union and its consolidated subsidiaries, included in the Company's Annual Report to Stockholders for the year ended June 30, 1997, are incor-porated by reference in Part II, Item 8:

           Consolidated statement of operations -- years ended
           June 30, 1997, 1996 and 1995.

           Consolidated balance sheet -- June 30, 1997 and 1996.

           Consolidated statement of cash flows -- years ended
           June 30, 1997, 1996 and 1995.

           Consolidated statement of common stockholders' equity
           -- years ended June 30, 1997, 1996 and 1995.

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

        4(e)  Certificate of Trust of Southern Union Financing
              II.  (Filed as Exhibit 4-B to Southern Union's
              Registration Statement on Form S-3 (No. 33-58297) and incorporated herein by reference.)

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

        4(i) Form of Supplemental Indenture to Subordinated Debt Securities Indenture with respect to the Subordi-nated Debt Securities issued in connection with the Southern Union Financing I Preferred Securities. (Filed as Exhibit 4-H to Southern Union's Registra-tion Statement on Form S-3 (No. 33-58297) and incorporated herein by reference.)

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

        4(l)  Form of Guarantee with respect to Southern Union
              Financing I Preferred Securities.  (Filed as
              Exhibit 4-K to Southern Union's Registration State-ment on Form S-3 (No. 33-58297) and incorporated herein by reference.)

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

       10(f)  Southern Union Company 1982 Incentive Stock Option
              Plan and form of related Stock Option Agreement.
              (Filed as Exhibits 4.1 and 4.2 to Form S-8, File
              No. 2-79612 and incorporated herein by
              reference.)(*)

       10(g) Form of Indemnification Agreement between Southern Union Company and each of the Directors of Southern Union Company. (Filed as Exhibit 10(i) to Southern Union's Annual Report on Form 10-K for the year ended December 31, 1986 and incorporated herein by reference.)

       10(h) Southern Union Company 1992 Long-Term Stock Incen-tive Plan. (Filed as Exhibit 10(i) to Southern Union's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.)(*)

       10(i) Southern Union Company Director's Deferred Compen-sation Plan. (Filed as Exhibit 10(g) to Southern Union's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.)(*)

       10(j) Southern Union Company Supplemental Deferred Com-pensation Plan. (Filed as Exhibit 10(h) to
              Southern Union's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.)(*)

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

       11     Computation of Per Share Earnings.

       13 Portions of the Company's Annual Report to Stock-holders for the year ended June 30, 1997, are incorporated by reference herein: Pages 20 - 50.

       21     Subsidiaries of the Company.

       23     Consent of Independent Accountants.

       24     Power of Attorney.

       27     Financial Data Schedule.

(b)  Reports on Form 8-K.  Southern Union filed no current
     -------------------
     reports on Form 8-K during the three months ended June 30, 1997.

-----------------

(*)  Indicates a Management Compensation Plan.

                            SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Southern Union has duly caused this report to be signed by the undersigned, thereunto duly authorized, on September 19, 1997.


                             SOUTHERN UNION COMPANY


                             By     PETER H. KELLEY
                                -----------------------
                                    Peter H. Kelley
                                    President and Chief Operating
                                      Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Southern Union and in the capacities indicated as of September 19, 1997.

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

FRANK W. DENIUS*           Director

AARON I. FLEISCHMAN*       Director

KURT A. GITTER, M.D.*      Director

PETER H. KELLEY            Director
---------------
Peter H. Kelley

ADAM M. LINDEMANN*         Director

ROGER J. PEARSON*          Director

GEORGE ROUNTREE, III*      Director

DAN K. WASSONG*            Director

RONALD J. ENDRES           Executive Vice President and Chief
----------------
Ronald J. Endres           Financial Officer

DAVID J. KVAPIL            Vice President and Controller
---------------
David J. Kvapil            (Principal Accounting Officer)



*By  PETER H. KELLEY
    -----------------
     Peter H. Kelley
     Attorney-in-fact

                       INDEX TO EXHIBITS



Exhibit No.
-----------

     11  Computation of Per Share Earnings

     13  Portions of Company's Annual Report to Stockholders

     21  Subsidiaries of the Company

     23  Consent of Independent Accountants

     24  Power of Attorney

     27  Financial Data Schedule