Form 10-Q
period 1997-09-30
SOUTHERN UNION CO
filed 1997-11-10
CIK 203248

=================================================================

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D. C.  20549
               ---------------------------------

                          FORM 10-Q

                For the quarterly period ended
                ------------------------------

                      September 30, 1997



                  Commission File No. 1-6407


                 ----------------------------



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

The number of shares of the registrant's Common Stock outstanding on October 31, 1997 was 17,123,331.


=================================================================

               SOUTHERN UNION COMPANY AND SUBSIDIARIES
                            FORM 10-Q
                        September 30, 1997
                              Index




PART I.  FINANCIAL INFORMATION                            Page(s)
                                                          -------

Item 1.  Financial Statements
         Consolidated statements of operations -
            three and twelve months ended
            September 30, 1997 and 1996

         Consolidated balance sheet - September 30,
            1997 and 1996 and June 30, 1997

         Consolidated statement of stockholders'
            equity - three months ended
            September 30, 1997 and twelve months
            ended June 30, 1997

         Consolidated statements of cash flows -
            three and twelve months ended
            September 30, 1997 and 1996

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

         (See "CONTINGENCIES" under Notes to
            Consolidated Financial Statements)

Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibit 11 -- Computation of primary
                and fully diluted earnings per share

           (b)  Exhibit 27 -- Financial Data Schedule

           (c)  Reports on Form 8-K -- None

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF OPERATIONS


                                           Three Months Ended
                                              September 30,
                                       --------------------------
                                           1997          1996
                                       ------------  ------------
                                         (thousands of dollars,
                                          except shares and per
                                             share amounts)

Operating revenues...................  $    74,039   $    80,830
Gas purchase costs...................       32,442        39,415
                                       -----------   -----------
  Operating margin...................       41,597        41,415
Revenue-related taxes................        2,984         3,910
                                       -----------   -----------
  Net operating margin...............       38,613        37,505

Operating expenses:
  Operating, maintenance and general.       23,789        25,315
  Depreciation and amortization......        9,598         8,488
  Taxes, other than on income and
    revenues.........................        3,821         3,263
                                       -----------   -----------
    Total operating expenses.........       37,208        37,066
                                       -----------   -----------
    Net operating revenues...........        1,405           439
                                       -----------   -----------

Other income (expenses):
  Interest...........................       (8,450)       (8,287)
  Dividends on preferred securities
    of subsidiary trust..............       (2,370)       (2,370)
  Other, net.........................        1,769         1,735
                                       -----------   -----------
    Total other expenses, net........       (9,051)       (8,922)
                                       -----------   -----------

    Loss before income taxes
      (benefit)......................       (7,646)       (8,483)

Federal and state income taxes
  (benefit)..........................       (2,737)       (3,078)
                                       -----------   -----------

Net loss attributable to common
  stock..............................  $    (4,909)  $    (5,405)
                                       ===========   ===========

Net loss per common share............  $      (.29)  $      (.32)
                                       ===========   ===========

Weighted average common shares
  outstanding........................   17,121,860    17,034,850
                                       ===========   ===========



                      See accompanying notes.

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF OPERATIONS



                                          Twelve Months Ended
                                             September 30,
                                       --------------------------
                                           1997          1996
                                       ------------  ------------
                                         (thousands of dollars,
                                          except shares and per
                                             share amounts)

Operating revenues...................  $   710,239   $   630,993
Gas purchase costs...................      442,214       373,125
                                       -----------   -----------
  Operating margin...................      268,025       257,868
Revenue-related taxes................       38,576        35,300
                                       -----------   -----------
  Net operating margin...............      229,449       222,568

Operating expenses:
  Operating, maintenance and general.      108,362       107,121
  Depreciation and amortization......       35,939        32,929
  Taxes, other than on income and
    revenues.........................       12,712        13,857
                                       -----------   -----------
    Total operating expenses.........      157,013       153,907
                                       -----------   -----------
    Net operating revenues...........       72,436        68,661
                                       -----------   -----------

Other income (expenses):
  Interest...........................      (33,628)      (34,981)
  Dividends on preferred securities
    of subsidiary trust..............       (9,480)       (9,480)
  Other, net.........................        2,915        11,641
                                       -----------   -----------
    Total other expenses, net........      (40,193)      (32,820)
                                       -----------   -----------

    Earnings before income taxes.....       32,243        35,841

Federal and state income taxes.......       12,714        14,809
                                       -----------   -----------

Net earnings available for common
  stock..............................  $    19,529   $    21,032
                                       ===========   ===========

Net earnings per common and common
  share equivalents..................  $      1.10   $      1.19
                                       ===========   ===========

Weighted average common and common
  share equivalents outstanding......   17,775,057    17,663,954
                                       ===========   ===========

                          See accompanying notes.

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEET

                              ASSETS



                                     September 30,      June 30,
                                ----------------------
                                   1997        1996       1997
                                ----------- ---------- ----------
                                     (thousands of dollars)

Property, plant and equipment:
  Plant in service............  $  983,275  $ 922,470  $ 963,269
  Construction work in
    progress..................       9,911     11,418      7,970
                                ----------  ---------  ---------
                                   993,186    933,888    971,239
  Less accumulated deprecia-
    tion and amortization.....    (336,063)  (317,083)  (329,182)
                                ----------  ---------  ---------
                                   657,123    616,805    642,057
  Additional purchase cost
    assigned to utility
    plant, net................     130,845    133,641    131,539
                                ----------  ---------  ---------

  Net property, plant and
    equipment.................     787,968    750,446    773,596
                                ----------  ---------  ---------


Current assets:
  Accounts receivable, billed
    and unbilled..............      39,961     37,239     58,659
  Inventories, principally at
    average cost..............      36,075     43,219     21,523
  Deferred gas purchase costs.      25,210      9,211       --
  Investment securities.......        --         --        6,432
  Prepayments and other.......         929      2,460      9,609
                                ----------  ---------  ---------

    Total current assets......     102,175     92,129     96,223
                                ----------  ---------  ---------

Deferred charges..............     107,591    116,890    109,512

Investment securities.........        --       19,168       --

Real estate...................       9,192      9,258      9,046

Other.........................       1,823      2,943      2,026
                                ----------  ---------  ---------


  Total assets................  $1,008,749  $ 990,834  $ 990,403
                                ==========  =========  =========



                    See accompanying notes.

               SOUTHERN UNION COMPANY AND SUBSIDIARIES

                 STOCKHOLDERS' EQUITY AND LIABILITIES



                                     September 30,      June 30,
                                ----------------------
                                   1997        1996       1997
                                ----------- ---------- ----------
                                     (thousands of dollars)

Common stockholders' equity:
  Common stock, $1 par value;
    authorized 50,000,000
    shares; issued 17,174,361
    shares....................  $   17,174  $  16,275  $  17,171
  Premium on capital stock....     225,267    206,047    225,252
  Less treasury stock, at
    cost......................        (794)      (794)      (794)
  Retained earnings...........      20,260     20,226     25,169
  Unrealized holding gain.....        --        1,978        664
                                ----------  ---------  ---------

Total common stockholders'
  equity......................     261,907    243,732    267,462

Company-obligated mandatorily
  redeemable preferred securi-
  ties of subsidiary trust
  holding solely $103,093,000
  princial amount of 9.48%
  subordinated notes of
  Southern Union due 2025.....     100,000    100,000    100,000

Long-term debt................     392,921    386,143    386,157
                                ----------  ---------  ---------

  Total capitalization........     754,828    729,875    753,619

Current liabilities:
  Long-term debt due within
    one year..................         797        680        687
  Notes payable...............      60,300     55,500      1,600
  Accounts payable............      22,893     24,421     33,827
  Federal, state and local
    taxes.....................       9,395     10,119     13,699
  Accrued interest............       4,118      5,727     12,840
  Customer deposits...........      16,713     16,157     17,214
  Deferred gas purchase costs.        --         --        3,565
  Other.......................      16,343     17,170     22,291
                                ----------  ---------  ---------

    Total current liabilities.     130,559    129,774    105,723

Deferred credits and other....      71,234     84,374     77,083
Accumulated deferred income
  taxes.......................      52,128     46,811     53,978
Commitments and contingencies.        --         --         --
                                ----------  ---------  ---------

  Total.......................  $1,008,749  $ 990,834  $ 990,403
                                ==========  =========  =========


                       See accompanying notes.

                SOUTHERN UNION COMPANY AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                               Trea-            Unrea-
               Common  Premium sury             lized
               Stock,     on   Stock,          Holding
               $ Par   Capital   at   Retained  Gain/
               Value    Stock   Cost  Earnings (Loss)    Total
              ------- -------- ------ -------- -------  --------
                            (thousands of dollars)

Balance
 July 1,
 1996........ $16,275 $206,047 $(794) $ 25,631 $(1,244) $245,915

 Net
  earnings...    --       --     --     19,032    --      19,032

 5% stock
  dividend...     813   18,681   --    (19,494)   --        --

 Change in
  unrealized
  holding
  gain or
  loss.......    --       --     --       --     1,908     1,908

 Exercise of
  stock
  options....      83      524   --       --      --         607
              ------- -------- -----  -------- -------  --------

Balance
 June 30,
 1997........  17,171  225,252  (794)   25,169     664   267,462

 Net loss....    --       --     --     (4,909)   --      (4,909)

 Change in
  unrealized
  holding
  gain or
  loss.......    --       --     --       --      (664)     (664)

 Exercise of
  stock
  options....       3       15   --       --      --          18
              ------- -------- -----  -------- -------  --------

Balance
 September 30,
 1997........ $17,174 $225,267 $(794) $ 20,260 $  --    $261,907
              ======= ======== =====  ======== =======  ========


                      See accompanying notes.

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF CASH FLOWS



                                             Three Months Ended
                                                September 30,
                                           ----------------------
                                              1997        1996
                                           ----------  ----------
                                           (thousands of dollars)

Cash flows used in operating activities:
  Net loss...............................  $  (4,909)  $  (5,405)
  Adjustments to reconcile net loss to
    net cash flows from operating
    activities:
      Depreciation and amortization......      9,598       8,488
      Deferred income taxes..............     (1,492)      1,529
      Provision for bad debts............        350       1,115
      Gain on sale of investment
        securities.......................     (1,088)       --
      Deferral of interest and other
        expenses.........................       (277)     (1,557)
      Other..............................        198         107
      Changes in assets and liabilities,
        net of acquisitions and
        dispositions:
          Accounts receivable, billed
            and unbilled.................     18,348       9,492
          Accounts payable...............    (10,053)    (14,817)
          Taxes and other liabilities....    (13,026)    (13,668)
          Customer deposits..............       (501)        501
          Deferred gas purchase costs....    (28,775)     (6,560)
          Inventories....................    (14,407)    (16,034)
          Other..........................      2,902      (1,882)
                                           ---------   ----------
    Net cash flows used in operating
      activities.........................    (43,132)    (38,691)
                                           ---------   ---------
Cash flows from (used in) investing
  activities:
    Additions to property, plant and
      equipment..........................    (17,008)    (13,468)
    Acquisition of operations, net of
      cash received......................       (745)     (1,162)
    Purchase of investment securities....       --        (5,363)
    Increase in customer advances........      1,056       1,404
    Decrease in deferred charges and
      credits............................     (4,615)     (1,654)
    Proceeds from sale of land...........       --           752
    Proceeds from sale of investment
      securities.........................      6,531        --
    Other................................        309         (19)
                                           ---------   ---------
      Net cash flows used in investing
        activities.......................    (14,472)    (19,510)
                                           ---------   ---------
Cash flows from (used in) financing
  activities:
    Repayment of debt....................       (225)       (186)
    Net borrowings under revolving
      credit facility....................     58,700      55,500
    Change in cash overdraft.............       (889)       --
    Other................................         18        --
                                           ---------   ---------
      Net cash flows used in financing
        activities.......................     57,604      55,314
                                           ---------   ---------
Decrease in cash and cash equivalents....       --        (2,887)
Cash and cash equivalents at beginning
  of period..............................       --         2,887
                                           ---------   ---------
Cash and cash equivalents at end of
  period.................................  $    --     $    --
                                           =========   =========

Supplemental disclosures of cash flow
  information:
    Cash paid during the period for:
      Interest...........................  $  14,994   $  15,007
                                           =========   =========
      Income taxes.......................  $    --     $     500
                                           =========   =========


                   See accompanying notes.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF CASH FLOWS



                                            Twelve Months Ended
                                               September 30,
                                           ----------------------
                                              1997        1996
                                           ----------  ----------
                                           (thousands of dollars)

Cash flows used in operating activities:
  Net earnings...........................  $  19,529   $  21,032
  Adjustments to reconcile net earnings
    to net cash flows from (used in)
    operating activities:
      Depreciation and amortization......     35,939      32,929
      Deferred income taxes..............      4,319      10,643
      Provision for bad debts............     10,533       6,255
      Gain on sale of investment
        securities.......................     (3,633)       --
      Gain on sale of various operations.       --        (2,300)
      Deferral of interest and other
        expenses.........................     (2,449)     (7,221)
      Other..............................      1,168       1,339
      Changes in assets and liabilities,
        net of acquisitions and
        dispositions:
          Accounts receivable, billed
            and unbilled.................    (13,255)     (9,286)
          Accounts payable...............     (2,214)     (4,417)
          Taxes and other liabilities....     (2,333)      1,852
          Customer deposits..............        556       1,669
          Deferred gas purchase costs....    (16,000)     13,454
          Inventories....................      7,318     (10,138)
          Other..........................      4,076        (726)
                                           ---------   ---------
    Net cash flows from operating
      activities.........................     43,554      55,085
                                           ---------   ---------
Cash flows from (used in) investing
 activities:
  Additions to property, plant and
    equipment............................    (68,003)    (58,784)
  Acquisition of operations, net of
    cash received........................     (1,444)     (1,162)
  Purchase of investment securities......       --       (16,126)
  Litigation settlement proceeds.........       --         4,250
  Increase in customer advances..........      2,122       3,871
  Decrease in deferred charges and
    credits..............................     (2,955)     (5,395)
  Proceeds from sale of various
    operations...........................      1,130      14,770
  Proceeds from sale of land.............        344         752
  Proceeds from sale of investment
    securities...........................     19,858        --
  Other..................................        (29)         54
                                           ---------   ---------
    Net cash flows used in investing
      activities.........................    (48,977)    (57,770)
                                           ---------   ---------
Cash flows (used in) from financing
 activities:
  Repayment of debt......................       (679)    (53,327)
  Net borrowings under revolving credit
   facility..............................      4,800      55,500
  Change in cash overdraft...............        678        --
  Other..................................        624         512
                                           ---------   ---------
    Net cash flows from financing
      activities.........................      5,423       2,685
                                           ---------   ---------
Increase (decrease) in cash and cash
  equivalents............................       --          --
Cash and cash equivalents at beginning
  of period..............................       --          --
                                           ---------   ---------
Cash and cash equivalents at end of
  period.................................  $    --     $    --
                                           =========   =========

Supplemental disclosures of cash flow
  information:
    Cash paid during the period for:
      Interest...........................  $  32,269   $  34,343
                                           =========   =========
      Income taxes.......................  $   5,371   $   5,897
                                           =========   =========

                       See accompanying notes.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



FINANCIAL STATEMENTS

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments (including both normal recurring as well as any non-recurring) necessary for a fair presentation of the results of operations for such periods. Because of the seasonal nature of the Company's operations, the results of operations and cash flows for any interim period are not necessarily indicative of results for the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in Southern Union Company's (Southern Union and, together with its wholly-owned subsidiaries, the Company) Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

INVESTMENT SECURITIES

During the three months ended September 30, 1997, the Company disposed of its remaining investment securities portfolio. As a result of this transaction, the Company recorded proceeds and realized gains of $6,599,000 and $1,088,000, respectively. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Con-solidated Statement of Operations when incurred.

ACQUISITIONS

On July 23, 1997 two subsidiaries of Southern Union Company acquired a 42% equity ownership in a natural gas distribution company serving 16,000 customers in Piedras Negras, Mexico for $2,700,000. This system is across the border from the Company's Eagle Pass, Texas service area. On September 8, 1997, the Com-pany purchased a 45-mile intrastate pipeline for $305,000 which will augment the Company's gas supply to the city of Eagle Pass and, subject to necessary regulatory approvals, ultimately Piedras Negras.

On October 8, 1997, the Company announced the signing of a letter of intent for the acquisition of Atlantic Utilities Corporation and Subsidiaries for $22,000,000 in common stock and cash. These properties provide service to several communities in Florida.

PREFERRED SECURITIES OF SUBSIDIARY TRUST

On May 17, 1995, Southern Union Financing I (Subsidiary Trust), a consolidated wholly-owned subsidiary of Southern Union, issued $100,000,000 of 9.48% Trust Originated Preferred Securities (Pre-ferred Securities). In connection with the Subsidiary Trust's issuance of the Preferred Securities and the related purchase by Southern Union of all of the Subsidiary Trust's common securities (Common Securities), Southern Union issued to the Subsidiary Trust $103,092,800 principal amount of its 9.48% Subordinated Deferrable Interest Notes, due 2025 (Subordinated Notes). The sole assets of the Subsidiary Trust are the Subordinated Notes. The interest and other payment dates on the Subordinated Notes correspond to the distribution and other payment dates on the Preferred Securities and the Common Securities. Under certain circumstances, the Subordinated Notes may be distributed to holders of the Preferred Securities and holders of the Common Securities in liquidation of the Subsidiary Trust. The Subordi-nated Notes are redeemable at the option of the Company on or after May 17, 2000, at a redemption price of $25 per Subordinated Note plus accrued and unpaid interest. The Preferred Securities and the Common Securities will be redeemed on a pro rata basis to the same extent as the Subordinated Notes are repaid, at $25 per Preferred Security and Common Security plus accumulated and unpaid distributions. Southern Union's obligations under the Subordinated Notes and related agreements, taken together, con-stitute a full and unconditional guarantee by Southern Union of payments due on the Preferred Securities. As of September 30, 1997 and 1996, 4,000,000 shares of Preferred Securities were outstanding.

           SOUTHERN UNION COMPANY AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



DEBT

                                          September 30,  June 30,
                                              1997        1997
                                          -------------  --------
                                          (thousands of dollars)

7.60% Senior notes due 2024.............    $ 384,515    $384,515
Other...................................        9,203       2,329
                                            ---------    --------
Total debt..............................      393,718     386,844
  Less current portion..................          797         687
                                            ---------    --------
Total long-term debt....................    $ 392,921    $386,157
                                            =========    ========

The Company has availability under a $100,000,000 revolving credit facility (Revolving Credit Facility) underwritten by a syndicate of banks. The Company has additional availability under uncommitted line of credit facilities (Uncommitted Facili-ties) with various banks. Covenants under the Revolving Credit Facility allow for up to $35,000,000 of borrowings under Uncom-mitted Facilities at any one time. Borrowings under these facilities are available for Southern Union's working capital, letter of credit requirements and other general corporate pur-poses. The amount outstanding under the Revolving Credit Facility at September 30, 1997 and October 31, 1997 was $60,300,000 and $72,900,000, respectively.

The Company is installing an Automated Meter Reading (AMR) system at Missouri Gas Energy. The installation of the AMR system involves a potential investment of $27,000,000. The Company is accounting for this system as a capital lease obligation and has recorded an increase in plant and long-term debt of $6,599,000 during the three-month period ended September 30, 1997.

UTILITY REGULATION AND RATES

Under the order of the Federal Energy Regulatory Commission, a major supplier of gas to Missouri Gas Energy is allowed recovery of certain unrecovered deferred gas costs with a remaining balance of $7,600,000 at September 30, 1997. Missouri Gas Energy filed a mechanism to recover these costs with the MPSC which was approved and allows recovery of these costs from its Missouri customers. The receivable and liability associated with these costs have been recorded as a deferred charge and a deferred credit, respectively, on the consolidated balance sheet as of September 30, 1997 and 1996.

Missouri Gas Energy filed a $27,800,000 request for a rate increase with the MPSC on October 3, 1997. If a full review of the case is conducted, new rates would become effective no later than September 1998. The increase includes recovery of the ongoing Missouri Safety Program Costs, investments in customer service, including the first phases of Automated Meter Reading technology, and higher bad debt expense. Proposed rates would recover a larger percentage of fixed costs through the monthly customer charge and a smaller percentage through the volumetric charge.

CONTINGENCIES

Southern Union has entered into an agreement in principle with another potentially responsible party for settlement of claims associated with the removal of hazardous substances from the site of a former coal gasification plan (Pine Street Canal Site) in Burlington, Vermont. The cost of the settlement will not have a materially adverse effect on the Company's financial position, results of operations or cash flows.

           SOUTHERN UNION COMPANY AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Southern Union and Western Resources entered into an Environ-mental Liability Agreement (Environmental Liability Agreement) at the closing of the Missouri Acquisition. Subject to the accuracy of certain representations made by Western Resources in the Missouri Asset Purchase Agreement, the Environmental Liability Agreement provides for a tiered approach to the allocation of substantially all liabilities under environmental laws that may exist or arise with respect to Missouri Gas Energy. At the present time and based upon information available to management, the Company believes that the costs of any remediation efforts that may be required for these sites for which it may ultimately have responsibility will not exceed the aggregate amount subject to substantial sharing by Western Resources.

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

While the Company's evaluation of these Texas, Arizona and New Mexico MGP sites is in its preliminary stages, it is likely that some compliance costs may be identified and become subject to reasonable quantification. To the extent that such potential costs are quantified, the Company expects to provide any appropriate accruals and seek recovery for such remediation costs through all appropriate means, including insurance and regulatory relief. Although significant charges to earnings could be required prior to rate recovery, management does not believe that environmental expenditures for such MGP sites will have a material adverse effect on the Company's financial position, results of operations or cash flows.

Pursuant to a 1989 MPSC order, Missouri Gas Energy is engaged in a major gas safety program in its service area. This program includes replacement of company- and customer-owned gas service and yard lines, the movement and resetting of meters, the replacement of cast iron mains and the replacement and cathodic protection of bare steel mains (Missouri Safety Program). In connection with this program, the MPSC issued an accounting authority order (AAO) in Case No. GO-92-234 in 1994 which authorized MGE to defer depreciation expenses, property taxes and carrying costs at a specified rate of 10.54% on the costs incurred in the Missouri Safety Program. This AAO was consistent with those which were issued by the MPSC from 1990 through 1993 to the predecessor owner of Missouri Gas Energy. Since
February 1, 1994, the Company has followed the specifications of the AAO as provided for by generally accepted accounting princi-principles. The MPSC rate order of January 22, 1997, however, retroactively reduced the carrying cost rate applied by the Com-pany on the expenditures incurred on the Missouri Safety Program since early 1994 to an Allowance for Funds Used During Construc-tion (AFUDC) rate which ranged from 6% to 7% from October 1993 to January 1997. The Company has filed an appeal of that portion of the rate order in the Missouri State Court of Appeals, Western District. Absent a reversal of this part of the rate order, the Company will have to record a one-time $5,600,000 pre-tax write-ff of the previously deferred carrying costs. Associated carrying costs deferred by the Company were $444,000 for the three months ended September 30, 1997. The Company has not pro-vided for any potential disallowance relative to this matter in its financial statements because it believes this part of the order is not lawful and that the related regulatory asset ulti-mately will be recovered in the future. The Company believes it

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



will ultimately be successful in litigating this matter and, therefore, will not have a material adverse affect on its finan-cial position, results of operations or cash flows.

Southern Union and its subsidiaries are parties to other legal proceedings that its management considers to be the normal kinds of actions to which an enterprise of its size and nature might be subject, and not to be material to the Company's overall business or financial condition, results of operations or cash flows.

As a result of the acquisition of Missouri Gas Energy, the Com-pany assumed certain obligations related to a 1990 settlement of a Wyoming Tight Sands anti-trust claim. To secure the refund of the settlement proceeds, the MPSC authorized the establishment of an independently administered trust to collect cash receipts under the Tight Sands settlement and repay credit-facility bor-rowings used for the lump sum payment. In the event the trust does not receive cash payments from the gas suppliers as provided by the Tight Sands settlement agreements, the Company is com mitted to pay its applicable portion of the amount owed the lender of the credit-facility borrowings. The Company's allo cable unpaid portion of the amount the trust owes the lender at September 30, 1997 was $4,694,000.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The Company's principal line of business is the distribution of natural gas as a public utility through Southern Union Gas and Missouri Gas Energy, each of which is a division of the Company. In addition, subsidiaries of Southern Union have been established to support and expand natural gas sales and to capitalize on the Company's gas energy expertise. These subsidiaries market natural gas to end-users, operate natural gas pipeline systems, distribute propane and sell commercial gas air conditioning and other gas-fired engine-driven applications. By providing "one-stop shopping," the Company can serve its various customers' specific energy needs, which encompass substantially all of the natural gas distribution and sales businesses from natural gas sales to specialized energy consulting services. Certain sub-sidiaries own or hold interests in real estate and other assets, which are primarily used in the Company's utility business.

Several of these business activities are subject to regulation by federal, state or local authorities where the Company operates. Thus, the Company's financial condition and results of operations have been and will continue to be dependent upon the receipt of adequate and timely adjustments in rates. In addition, the Com-pany's business is affected by seasonal weather impacts, com-petitive factors within the energy industry and economic development and residential growth in its service areas.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 and 1996
----------------------------------------------

The Company recorded a net loss attributable to common stock of $4,909,000 for the three-month period ended September 30, 1997 compared to a net loss of $5,405,000 for the three-month period ended September 30, 1996. Net loss per common share, based on weighted average shares outstanding during the period, was $.29 in 1997 compared with a net loss per common share of $.32 in 1996. Due to the seasonal nature of the gas utility business, the three-month period ending September 30 is typically a loss period.

Operating revenues were $74,039,000 for the three-month period ended September 30, 1997, compared with operating revenues of $80,830,000 in 1996. Gas purchase costs for the three-month period ended September 30, 1997 were $32,442,000, compared with $39,415,000 in 1996. The Company's operating revenues are affected by the level of sales volumes and by the pass-through of increases or decreases in the Company's gas purchase costs through its purchased gas adjustment clauses. Additionally, revenues are affected by increases or decreases in gross receipts taxes (revenue-related taxes) which are levied on sales revenue as collected from customers and remitted to the various taxing authorities. The decrease in operating revenues and gas purchase costs between periods was primarily the result of a 10% decrease in gas sales volumes to 11,953 MMcf in 1997 from 13,258 MMcf in 1996. The decrease in sales volume was due to warmer weather in certain service territories during the three-month period ended September 30, 1997, and a reduction in pipeline and marketing sales which typically have lower margins. Additionally, operating revenues and gas purchase costs were effected by a decrease in the average cost of gas from $2.96 per Mcf in 1996 to $2.68 per Mcf in 1997. The decrease in the average cost of gas is the result of lower gas costs billed to the Missouri customers due to various regulatory limitations imposed on Missouri Gas Energy by the MPSC during this past summer. The differential between such actual billings to these customers and the actual purchased gas costs is then recorded in the deferred purchase gas cost accounts for subsequent billing to the customers. Spot market gas prices throughout the company's distribution system remained fairly constant during the periods.

Net operating margin (operating margin less revenue-related taxes) increased $1,108,000 for the three-month period ended September 30, 1997 compared with the same period in 1996. Net operating margin increased due to an $8,847,000 annual increase to revenues granted by the Missouri Public Service Commission
(MPSC) effective as of February 1, 1997. Additionally, net operating margin increased $332,000 for the three-month period ended September 30, 1997 compared with the same period in 1996 due to various acquisitions by SUPro Energy Company, a wholly-owned subsidiary of the Company, which provides propane gas services to 5,600 customers in Texas.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Operating expenses, which include operating, maintenance and general expenses, depreciation and amortization, and taxes other than on income and revenues, were $37,208,000 for the three-month period ended September 30, 1997, an increase of $142,000, com-pared with $37,066,000 in 1996. The increase is primarily a result of a $1,110,000 increase in depreciation and amortization and a $558,000 increase in taxes, other than on income and revenues as a result of including certain costs into rate base that were previously deferred. These items were offset by a reduction in both bad debt expense and in various legal claims and assessments.

Interest expense was $8,450,000 for the three-month period ended
September 30, 1997, compared to $8,287,000 in 1996. See "Debt" in the Notes to the Consolidated Financial Statements included herein.

Other income for the three-month period ended September 30, 1997 was $1,769,000 compared to $1,735,000 in 1996. Other income for the three-month period ended September 30, 1997 consists of $1,088,000 in realized gains on the sale of investment securi-ties, net rental income from Lavaca Realty Company ("Lavaca Realty"), the Company's real estate subsidiary, of $266,000 and $251,000 related to the deferral of interest and other expenses associated with the Missouri Gas Energy Safety Program. Other income for 1996 included $1,557,000 related to the deferral of interest and other expenses associated with the Missouri Gas Energy Safety Program and net rental income from Lavaca Realty of $353,000. Offsetting the increase was a $374,000 loss recognized on a donation of emissions analysis equipment and software to a Texas university.

For the three-month period ended September 30, 1997, the federal and state income tax benefit decreased $341,000, or 11%, over the same period in 1996 due primarily to a decrease in the pre-tax loss described above. The effective tax rate was 36% in both 1996 and 1997.

Twelve Months Ended September 30, 1997 and 1996
-----------------------------------------------

The Company recorded net earnings available for common stock of $19,529,000 for the twelve-month period ended September 30, 1997 compared with net earnings of $21,032,000 in 1996. Earnings per share, based on weighted average common and common share equiva-lents outstanding during the period, were $1.10 in 1997 compared with earnings per share of $1.19 in 1996.

Operating revenues were $710,239,000 for the twelve-month period ended September 30, 1997, an increase of 13%, compared with operating revenues of $630,993,000 in 1996. Gas purchase costs for the twelve-month period ended September 30, 1997 were $442,214,000, an increase of 19%, compared with gas purchase costs of $373,125,000 in 1996. Both operating revenues and gas purchase costs increased in the twelve-month period ended September 30, 1997 primarily due to a 16% increase in the average cost of gas to $3.63 per Mcf in 1997 from $3.12 per Mcf in 1996 as a result of increases in average spot market gas prices. Operating revenues were also affected by a 9% increase in revenue-related taxes and the $8,847,000 annual increase to rates granted to Missouri Gas Energy, effective as of February 1, 1997, previously discussed. Revenue-related taxes are levied on sales revenues, then collected from the customers and remitted to the various taxing authorities. Additionally contributing to the increase in operating revenues for the twelve-month period ended September 30, 1997 were revenues of $4,877,000 under a gas supply incentive plan approved by the MPSC in July 1996. Under the plan, Southern Union and its Missouri customers share in certain savings below benchmark levels of gas costs incurred as a result of the Company's gas procurement activities. Operating revenues and gas purchase costs were also effected by a 2% increase in gas sales volume from 119,362 MMcf in 1996 to 121,196 Mcf in 1997. The increase in volumes is principally due to growth in pipeline and marketing sales.

                SOUTHERN UNION COMPANY AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Missouri Gas Energy service territories experienced weather which was 104% of a 30-year measure for both the twelve-month periods ended September 30, 1997 and 1996. Weather for Southern Union Gas service territories for the twelve-month period ended September 30, 1997 was 100% of a 30-year measure compared with 95% in 1996.

Net operating margin increased 3% for the twelve-month period ended September 30, 1997 compared with the same period in 1996. The increase in net operating margin resulted primarily from the annual increase in revenues granted to Missouri Gas Energy and increased revenues under the gas supply incentive plan, both previously discussed.

Operating expenses were $157,013,000 for the twelve-month period ended September 30, 1997, an increase of 2%, compared with operating expenses of $153,907,000 in 1996. The increase in operating expenses resulted primarily from $4,278,000 in addi-tional bad debt expense associated with increases in delinquent customer accounts, primarily at Missouri Gas Energy as a result of significant increases in natural gas prices during the 1996/ 1997 winter heating season; increased media advertising, travel and call center labor costs as a result of and in response to the significant price spikes in natural gas during the 1996/1997 winter heating season; increased field and call center labor and other costs to improve customer service at Missouri Gas Energy; and increases in depreciation and amortization as a result of including certain costs into rate base that were previously deferred. Partially offsetting these factors was a decrease in medical, dental, pension and injury and damage claims.

Interest expense was $33,628,000 for the twelve-month period ended September 30, 1997, a decrease of 4%, compared to $34,981,000 in 1996. The decrease in interest expense is due to the repurchase of Senior Notes from June 1995 through June 1996 which was partially offset by an increase in interest expense from increased borrowings under the various financing facilities. See also "Debt" in the Notes to the Consolidated Financial State-ments for the period ended September 30, 1997 included herein.

Other income for the twelve-month period ended September 30, 1997 was $2,915,000 compared to $11,641,000 in 1996. Other income for the twelve-month period ended September 30, 1997 included: realized gains on the sale of investment securities of $3,633,000; deferral of interest and other expenses associated with the Missouri Gas Energy Safety Program of $2,423,000; and net rental income from Lavaca Realty of $1,242,000. This was partially offset by $2,125,000 for the settlement of certain billing errors at Missouri Gas Energy and the write-off of $1,750,000 acquisition-related costs from the termination of various acquisition activities. Other income for the twelve-month period ended September 30, 1996 included: $6,202,000 related to the deferral of interest and other expenses associated with the Missouri Gas Energy Safety Program; net rental income from Lavaca Realty of $1,400,000; a pre-tax gain of $2,300,000 on the sale of Western Gas Interstate Company (WGI) and other operations; and a $1,488,000 gain on the repurchase of Senior Notes.

For the twelve-month period ended September 30, 1997, federal and state income taxes decreased $2,094,000 over the same period in 1996 due to a reduction in pre-tax earnings as discussed above. The Company's consolidated federal and state effective income tax rate was 39% for the twelve-month period ended September 30, 1997 compared to 41% in 1996.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following table sets forth certain information regarding the Company's gas utility operations for the three- and twelve-month periods ended September 30, 1997 and 1996:

                         Three Months Ended   Twelve Months Ended
                            September 30,        September 30,
                         ------------------   -------------------
                           1997      1996       1997       1996
                         --------  --------   --------   --------

Average number of gas
 sales customers
 served:
  Residential.........    864,408   848,709    868,407    861,147
  Commercial..........     84,073    83,173     86,221     86,305
  Industrial and
   irrigation.........        570       583        600        642
  Public authorities
   and other..........      2,653     2,572      2,694      2,775
  Pipeline and
   marketing..........        225       174        202        378
                         --------  --------   --------   --------
    Total average
     customers served.    951,929   935,211    958,124    951,247
                         ========  ========   ========   ========

Gas sales in millions
 of cubic feet (MMcf):
  Residential.........      4,876     4,837     68,722     69,506
  Commercial..........      2,865     2,986     30,746     31,381
  Industrial and
   irrigation.........        366       516      1,870      2,497
  Public authorities
   and other..........        245       230      2,767      2,709
  Pipeline and
   marketing..........      3,387     3,866     17,844     13,131
                         --------  --------   --------   --------
    Gas sales billed..     11,739    12,435    121,949    119,224
  Net change in
   unbilled gas sales.        214       823       (753)       138
                         --------  --------   --------   --------
    Total gas sales...     11,953    13,258    121,196    119,362
                         ========  ========   ========   ========

Gas sales revenues
 (thousands of
 dollars):
  Residential.........   $ 40,096  $ 42,769   $434,866   $392,787
  Commercial..........     14,657    16,356    173,467    156,639
  Industrial and
   irrigation.........      1,640     1,851      9,355     10,526
  Public authorities
   and other..........      1,078       884     13,168      9,479
  Pipeline and
   marketing..........      7,986     9,122     46,577     31,625
                         --------  --------   --------   --------
    Gas revenues
     billed...........     65,457    70,982    677,433    601,056
  Net change in
   unbilled gas sales
   revenues...........      2,216     4,146     (3,825)     2,500
                         --------  --------   --------   --------
    Total gas sales
     revenues.........   $ 67,673  $ 75,128   $673,608   $603,556
                         ========  ========   ========   ========

Gas sales margin
 (thousands of
 dollars).............   $ 35,586  $ 35,713   $232,695   $230,431
                         ========  ========   ========   ========

Gas sales revenue
 per thousand cubic
 feet (Mcf) billed:
  Residential.........   $  8.224  $  8.841   $  6.328   $  5.651
  Commercial..........      5.115     5.478      5.642      4.992
  Industrial and
   irrigation.........      4.475     3.591      5.001      4.215
  Public authorities
   and other..........      4.404     3.852      4.759      3.499
  Pipeline and
   marketing..........      2.358     2.360      2.610      2.408

Weather effect:
 Degree days:
  Southern Union Gas
   service
   territories........          1         3      1,956      1,886
  Missouri Gas Energy
   service
   territories........         23        85      5,443      5,476
  Normal, based on
   30-year measure:
    Southern Union
     Gas service
     territories......          0         0      1,953      1,976
    Missouri Gas
     Energy service
     territories......         59        61      5,246      5,246

Gas transported in
 millions of cubic
 feet (MMcf)..........     15,629    14,688     64,668     61,710
Gas transportation
 revenues (thousands
 of dollars)..........   $  3,834  $  3,828   $ 21,190   $ 19,309

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

The principal sources of funds during the three-month period ended September 30, 1997 was $58,700,000 borrowed under the financing facilities and $6,531,000 proceeds from the sale of investment securities. These sources provided funds for addi-tions to property, plant and equipment of $17,008,000, operating outflows of $43,132,000 and other seasonal working capital needs of the Company.

The effective interest rate under the Company's current debt structure is 8.1% (including interest and the amortization of debt issuance costs and redemption premiums on refinanced debt).

The Company has availability under a $100,000,000 revolving credit facility (Revolving Credit Facility) underwritten by a syndicate of banks. The Company had additional availability under uncommitted line of credit facilities (Uncommitted Facili-ties) with various banks. Covenants under the Revolving Credit Facility allow for up to $35,000,000 of borrowings under Uncom-mitted Facilities at any one time. Borrowings under the facili-ties are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. Amounts outstanding under these facilities at September 30, 1997 and October 31, 1997 were $60,300,000 and $72,900,000, respectively.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               SOUTHERN UNION COMPANY
                               ----------------------
                                    (Registrant)




Date    November 10, 1997      By  RONALD J. ENDRES
        -----------------          ----------------
                                   Ronald J. Endres
                                   Executive Vice President and
                                     Chief Financial Officer




Date    November 10, 1997      By  DAVID J . KVAPIL
        -----------------          ----------------
                                   Vice President and Controller
                                   (Principal Accounting Officer)