Form 10-Q
period 1997-12-31
SOUTHERN UNION CO
filed 1998-02-17
CIK 203248

=================================================================
         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549
                       ------------------

                            FORM 10-Q

                For the quarterly period ended
                ------------------------------

                       December 31, 1997


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

The number of shares of the registrant's Common Stock outstanding on February 6, 1998 was 18,796,384.


=================================================================

             SOUTHERN UNION COMPANY AND SUBSIDIARIES
                           FORM 10-Q
                       December 31, 1997
                             Index



PART I.  FINANCIAL INFORMATION                            Page(s)
                                                          -------

  Item 1.  Financial Statements

           Consolidated statements of operations -
             three, six and twelve months ended
             December 31, 1997 and 1996

           Consolidated balance sheet - December 31,
             1997 and 1996 and June 30, 1997

           Consolidated statement of stockholders'
             equity - six months ended December 31,
             1997 and twelve months ended June 30,
             1997

           Consolidated statements of cash flows -
             three, six and twelve months ended
             December 31, 1997 and 1996

           Notes to consolidated financial statements

  Item 2.  Management's Discussion and Analysis of
           FinancialCondition and Results of Operations

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings

           (See "CONTINGENCIES" in Notes to Consoli-dated FinancialStatements)

  Item 4.  Results of Votes of Security Holders

  Item 6.  Exhibits and Reports on Form 8-K

           (a) Exhibit 11 -- Computation of primary and fully diluted earnings per share

           (b) Exhibit 27 -- Financial Data Schedule

           (c) Reports on Form 8-K -- None

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF OPERATIONS



                                  Three Months Ended December 31,
                                  -------------------------------
                                      1997               1996
                                  ------------       ------------
                                   (thousands of dollars, except
                                    shares and per share amounts)

Operating revenues..............  $   221,162        $   231,462
Gas purchase costs..............      143,834            154,945
                                  -----------        -----------
  Operating margin..............       77,328             76,517
Revenue-related taxes...........       11,647             12,840
                                  -----------        -----------
  Net operating margin..........       65,681             63,677

Operating expenses:
  Operating, maintenance and
    general.....................       26,669             27,180
  Depreciation and amortization.        9,550              8,395
  Taxes, other than on income
    and revenues................        2,932              2,537
                                  -----------        -----------
    Total operating expenses....       39,151             38,112
                                  -----------        -----------
    Net operating revenues......       26,530             25,565
                                  -----------        -----------
Other income (expenses):
  Interest .....................       (9,124)            (8,741)
  Dividends on preferred
    securities of subsidiary
    trust.......................       (2,370)            (2,370)
  Other, net....................          592              1,063
                                  -----------        -----------
    Total other expenses, net...      (10,902)           (10,048)
                                  -----------        -----------

    Earnings before income
      taxes.....................       15,628             15,517

Federal and state income taxes..        5,890              5,856

Net earnings available for
  common stock..................  $     9,738        $     9,661
                                  ===========        ===========

Net earnings per share:
 Basic..........................  $       .54        $       .54
                                  ===========        ===========
 Diluted........................  $       .52        $       .52
                                  ===========        ===========

Weighted average shares
  outstanding:
    Basic.......................   17,992,823         17,902,751
                                  ===========        ===========
    Diluted.....................   18,726,042         18,629,529
                                  ===========        ===========


                     See accompanying notes.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF OPERATIONS



                                    Six Months Ended December 31,
                                    -----------------------------
                                        1997             1996
                                    ------------     ------------
                                    (thousands of dollars, except
                                    shares and per share amounts)

Operating revenues................  $   295,201      $   312,292
Gas purchase costs................      176,276          194,360
                                    -----------      -----------
  Operating margin................      118,925          117,932
Revenue-related taxes.............       14,631           16,751
                                    -----------      -----------
  Net operating margin............      104,294          101,181

Operating expenses:
  Operating, maintenance and
    general.......................       50,459           52,495
  Depreciation and amortization...       19,148           16,883
  Taxes, other than on income and
    revenues......................        6,753            5,799
                                    -----------      -----------
    Total operating expenses......       76,360           75,177
                                    -----------      -----------
    Net operating revenues........       27,934           26,004
                                    -----------      -----------

Other income (expenses):
  Interest........................      (17,574)         (17,028)
  Dividends on preferred securi-
    ties of subsidiary trust......       (4,740)          (4,740)
  Other, net......................        2,362            2,798
                                    -----------      -----------
    Total other expenses, net.....      (19,952)         (18,970)
                                    -----------      -----------
    Earnings before income taxes..        7,982            7,034

Federal and state income taxes....        3,153            2,778
                                    -----------      -----------

Net earnings available for
  common stock....................  $     4,829      $     4,256
                                    ===========      ===========

Net earnings per share:
  Basic...........................  $       .27      $       .24
                                    ===========      ===========
  Diluted.........................  $       .26      $       .23
                                    ===========      ===========

Weighted average shares
  outstanding:
    Basic.........................   17,985,302       17,894,506
                                    ===========      ===========
    Diluted.......................   18,697,892       18,606,723
                                    ===========      ===========


                      See accompanying notes.

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF OPERATIONS



                                 Twelve Months Ended December 31,
                                 --------------------------------
                                     1997                1996
                                 ------------        ------------
                                  (thousands of dollars, except
                                  shares and per share amounts)

Operating revenues.............. $   699,939         $   681,516
Gas purchase costs..............     431,103             421,467
                                 -----------         -----------
  Operating margin..............     268,836             260,049
Revenue-related taxes...........      37,383              37,934
                                 -----------         -----------
  Net operating margin..........     231,453             222,115

Operating expenses:
  Operating, maintenance and
    general.....................     107,852             106,540
  Depreciation and amortization.      37,094              32,748
  Taxes, other than on income
    and revenues................      13,107              12,863
                                 -----------         -----------
    Total operating expenses....     158,053             152,151
                                 -----------         -----------
    Net operating revenues......      73,400              69,964
                                 -----------         -----------

Other income (expenses):
  Interest......................     (34,011)            (34,557)
  Dividends on preferred securi-
    ties of subsidiary trust....      (9,480)             (9,480)
  Other, net....................       2,444              11,755
                                 -----------         -----------
    Total other expenses, net...     (41,047)            (32,282)
                                 -----------         -----------

    Earnings before income
      taxes.....................      32,353              37,682

Federal and state income taxes..      12,748              15,735
                                 -----------         -----------

Net earnings available for
  common stock.................. $    19,605         $    21,947
                                 ===========         ===========

Net earnings per share:
  Basic......................... $      1.09         $      1.23
                                 ===========         ===========
  Diluted....................... $      1.05         $      1.18
                                 ===========         ===========

Weighted average shares
  outstanding:
    Basic.......................  17,969,871          17,888,060
                                 ===========         ===========
    Diluted.....................  18,676,587          18,572,633
                                 ===========         ===========


                      See accompanying notes.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEET

                           ASSETS



                                  December 31,          June 30,
                           --------------------------  ----------
                               1997          1996         1997
                           ------------  ------------  ----------
                                   (unaudited)
                                     (thousands of dollars)

Property, plant and
  equipment:
    Plant in service.....  $ 1,010,724   $   938,980   $ 963,269
    Construction work
      in progress........        6,805        10,506       7,970
                           -----------   -----------   ---------
                             1,017,529       949,486     971,239
    Less accumulated
      depreciation and
      amortization.......     (342,397)     (323,341)   (329,182)
                           -----------   -----------   ---------
                               675,132       626,145     642,057
    Additional purchase
      cost assigned to
      utility plant, net.      129,902       132,700     131,539
                           -----------   -----------   ---------

    Net property, plant
      and equipment......      805,034       758,845     773,596
                           -----------   -----------   ---------


Current assets:
  Accounts receivable,
    billed and unbilled..      133,805       148,059      58,659
  Inventories, princi-
    pally at average
    cost.................       37,712        33,822      21,523
  Deferred gas purchase
    costs................       28,964         4,663        --
  Investment securities..         --            --         6,432
  Prepayments and other..       19,269         1,252       9,609
                           -----------   -----------   ---------

    Total current assets.      219,750       187,796      96,223
                           -----------   -----------   ---------

Deferred charges.........      104,284       115,738     109,512
Investment securities....        5,000        15,734        --
Real estate..............        9,609         8,956       9,046
Other....................        5,425         2,771       2,026
                           -----------   -----------   ---------


  Total assets...........  $ 1,149,102   $ 1,089,840   $ 990,403
                           ===========   ===========   =========



                     See accompanying notes.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEET (Continued)

               STOCKHOLDERS' EQUITY AND LIABILITIES



                                  December 31,          June 30,
                           --------------------------  ----------
                               1997          1996         1997
                           ------------  ------------  ----------
                                   (unaudited)
                                     (thousands of dollars)

Common stockholders'
  equity:
    Common stock, $1 par
      value; authorized
      50,000,000 shares;
      issued 18,831,446
      shares.............  $    18,831   $    17,121   $  17,171
    Premium on capital
      stock..............      262,004       224,902     225,252
    Less treasury stock,
      at cost............         (794)         (794)       (794)
    Retained earnings....        9,340        10,393      25,169
    Unrealized holding
      gain...............         --           1,490         664
                           -----------   -----------   ---------

    Total common stock-
      holders' equity....      289,381       253,112     267,462

Company-obligated manda-
  torily redeemable pre-
  ferred securities of
  subsidiary trust
  holding solely
  $103,093,000 principal
  amount of 9.48% sub-
  ordinated notes of
  Southern Union due
  2025...................      100,000       100,000     100,000

Long-term debt...........      395,451       385,988     386,157
                           -----------   -----------   ---------

  Total capitalization...      784,832       739,100     753,619

Current liabilities:
  Long-term debt due
    within one year......        1,316           700         687
  Notes payable..........       93,800        61,200       1,600
  Accounts payable.......       78,204        89,788      33,827
  Federal, state and
    local taxes..........       20,909        19,379      13,699
  Accrued interest.......       12,329        12,372      12,840
  Customer deposits......       17,249        17,215      17,214
  Deferred gas purchase
    costs................         --            --         3,565
  Other..................       15,088        17,643      22,291
                           -----------   -----------   ---------

    Total current
      liabilities........      238,895       218,297     105,723
                           -----------   -----------   ---------


Deferred credits and
  other..................       72,016        83,717      77,083
Accumulated deferred
  income taxes...........       53,359        48,726      53,978
Commitments and
  contingencies..........         --            --          --
                           -----------   -----------   ---------

    Total................  $ 1,149,102   $ 1,089,840   $ 990,403
                           ===========   ===========   =========

                    See accompanying notes.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                Unrea-
              Common  Premium  Trea-             lized
               Stock,   on     sury             HOlding
              $1 Par  Capital  Stock, Retained   Gain
               Value   Stock  at Cost Earnings  (Loss)    Total
             ------- -------- ------- -------- -------- ---------
                           (thousands of dollars)


Balance
 July 1,
 1996.....   $16,275 $206,047 $(794)  $ 25,631 $(1,244) $245,915

 Net earn-
  ings....      --       --     --      19,032    --      19,032

 5% stock
  divi-
  dend....       813   18,681   --     (19,494)   --        --

 Change in
  unrea-
  lized
  holding
  gain or
  loss....      --       --     --        --     1,908     1,908

 Exercise
  of stock
  options.        83      524   --        --      --         607
             ------- -------- -----   -------- -------  --------

Balance
 June 30,
 1997.....    17,171  225,252  (794)    25,169     664   267,462

 Net earn-
  ings....      --       --     --       4,829    --       4,829

 5% stock
  divi-
  dend....       856   19,802   --     (20,658)   --        --

 Issuance
  of stock
  for
  acquisi-
  tion....       755   17,285   --        --      --      18,040

 Unrea-
  lized
  holding
  gain....      --       --     --        --      (664)     (664)

 Exercise
  of stock
  options.        49     (335)  --        --      --        (286)
             ------- -------- -----   -------- -------  --------

Balance
 Decem-
 ber 31,
 1997.....   $18,831 $262,004 $(794)  $  9,340 $  --    $289,381
             ======= ======== =====   ======== =======  ========


                  See accompanying notes.

           SOUTHERN UNION COMPANY AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CASH FLOWS



                                  Three Months Ended December 31,
                                  -------------------------------
                                      1997               1996
                                  ------------       ------------
                                      (thousands of dollars)

Cash flows from operating
 activities:
  Net earnings..................  $     9,738        $     9,661
  Adjustments to reconcile net
   earnings to net cash flows
   from (used in) operating
   activities:
    Depreciation and amortiza-
     tion.......................        9,550              8,395
    Deferred income taxes.......        1,231              2,178
    Provision for bad debts.....        1,702              1,721
    Deferral of interest and
     other expenses.............         (442)            (1,694)
    Gain on sale of investment
     securities.................         --                 (759)
    Other, net..................          348                226
    Changes in assets and
     liabilities:
      Increase in accounts
       receivable, billed and
       unbilled.................      (95,546)          (109,527)
      Increase in accounts
       payable..................       48,558             60,667
      Increase in taxes and
       other liabilities........       19,725             15,905
      Increase in customer
       deposits.......... ......          536              1,058
      Decrease (increase) in
       deferred gas purchase
       costs....................       (3,754)             4,548
      Decrease (increase) in
       inventories..............       (1,637)             9,397
      Decrease (increase) in
       other accounts...........       (2,815)             1,855
                                  -----------        -----------
    Net cash flows from (used
     in) operating activities...      (12,806)             3,631
Cash flows used in investing
 activities:
  Additions to property, plant
   and equipment................      (22,167)           (17,642)
  Purchase of investment
   securities...................       (5,000)              --
  Proceeds from sale of
   investment securities........         --                  527
  Increase in customer advances.        1,200                510
  Increase in deferred charges
   and credits..................          865              2,013
  Other.........................         (812)               490
                                  -----------        -----------
   Net cash flows used in
    investing activities........      (25,914)           (14,102)
                                  -----------        -----------
Cash flows from financing
 activities:
  Repayment of debt.............         (255)              (135)
  Net borrowings under
   financing facilities.........       33,500              5,700
  Increase in cash overdrafts...        5,444              4,699
  Other, net....................           31                207
                                  -----------        -----------
   Net cash flows from
    financing activities........       38,720             10,471
                                  -----------        -----------
Net change in cash and cash
 equivalents....................         --                 --
Cash and cash equivalents at
 beginning of period............         --                 --
                                  -----------        -----------
Cash and cash equivalents at
 end of period..................  $      --          $      --
                                  ===========        ===========

Supplemental disclosures of
 cash flow information:
  Cash paid during the period
   for:
    Interest....................  $     2,579        $     1,935
                                  ===========        ===========
    Income taxes................  $       101        $     1,500
                                  ===========        ===========

                      See accompanying notes.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF CASH FLOWS



                                    Six Months Ended December 31,
                                    -----------------------------
                                        1997             1996
                                    ------------     ------------
                                       (thousands of dollars)

Cash flows from operating
 activities:
  Net earnings....................  $     4,829      $     4,256
  Adjustments to reconcile net
   earnings to net cash flows
   used in operating activities:
    Depreciation and amortization.       19,148           16,883
    Deferred income taxes.........         (261)           3,707
    Provision for bad debts.......        2,052            2,836
    Deferral of interest and
     other expenses...............         (719)          (3,251)
    Gain on sale of investment
     securities...................       (1,088)            (759)
    Other, net....................          546              333
    Changes in assets and
     liabilities, net of acquisi-
     tions and dispositions:
      Increase in accounts
       receivable, billed and
       unbilled...................      (77,198)        (100,035)
      Increase in accounts
       payable....................       38,505           45,712
      Increase in taxes and other
       liabilities................        6,699            2,237
      Increase in customer
       deposits...................           35            1,559
      Increase in deferred gas
       purchase costs.............      (32,529)          (2,012)
      Increase in inventories.....      (16,044)          (6,637)
      Decrease (increase) in
       other accounts.............           87              (27)
                                    -----------      -----------
    Net cash flows used in
     operating activities.........      (55,938)         (35,198)
                                    -----------      -----------
Cash flows used in investing
 activities:
  Additions to property, plant
   and equipment..................      (39,175)         (31,110)
  Acquisition of operations,
   net of cash received...........         (745)          (1,162)
  Purchase of investment
   securities.....................       (5,000)          (5,363)
  Proceeds from sale of
   investment securities..........        6,531              527
  Increase in customer advances...        2,256            1,914
  Deferred charges and credits....       (3,750)             359
  Other...........................         (503)           1,223
                                    -----------      -----------
   Net cash flows used in
    investing activities..........      (40,386)         (33,612)
                                    -----------      -----------
Cash flows from financing
 activities:
  Repayment of debt...............         (480)            (321)
  Net borrowings under
   financing facilities...........       92,200           61,200
  Increase in cash overdrafts.....        4,555            4,837
  Other, net......................           49              207
                                    -----------      -----------
   Net cash flows from financing
    activities....................       96,324           65,923
                                    -----------      -----------
Decrease in cash and cash
 equivalents......................         --             (2,887)
Cash and cash equivalents at
 beginning of period..............         --              2,887
                                    -----------      -----------
Cash and cash equivalents at
 end of period....................  $      --        $      --
                                    ===========      ===========

Supplemental disclosures of
 cash flow information:
  Cash paid during the period
   for:
    Interest......................  $    17,573      $    16,942
                                    ===========      ===========
    Income taxes..................  $     3,871      $     2,000
                                    ===========      ===========

                       See accompanying notes.

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS



                                 Twelve Months Ended December 31,
                                 --------------------------------
                                     1997                1996
                                 ------------        ------------
                                      (thousands of dollars)

Cash flows from operating
 activities:
  Net earnings.................  $    19,605         $    21,947
  Adjustments to reconcile net
   earnings to net cash flows
   from operating activities:
    Depreciation and
     amortization..............       37,094              32,748
    Deferred income taxes......        3,372              11,803
    Provision for bad debts....       10,514               6,899
    Deferral of interest and
     other expenses............       (1,197)             (6,638)
    Gain on sale of investment
     securities................       (2,874)               (759)
    Other, net.................        1,290                (253)
    Changes in assets and lia-
     bilities, net of acquisi-
     tions and dispositions:
      Decrease (increase) in
       accounts receivable,
       billed and unbilled.....          726             (43,190)
      Increase (decrease) in
       accounts payable........      (14,185)             38,307
      Increase (decrease) in
       taxes and other
       liabilities.............        1,487              (4,122)
      Increase in customer
       deposits................           35               1,881
      Decrease (increase) in
       deferred gas purchase
       costs...................      (24,302)              6,707
      Increase in inventories..       (3,716)             (9,147)
      Increase in other
       accounts................         (594)               (211)
                                 -----------         -----------
   Net cash flows from
    operating activities.......       27,255              55,972
                                 -----------         -----------
Cash flows used in investing
 activities:
  Additions to property, plant
   and equipment...............      (72,528)            (61,774)
  Acquisition of operations,
   net of cash received........       (1,444)             (1,162)
  Purchase of investment
   securities..................       (5,000)            (14,663)
  Proceeds from sale of
   investment securities.......       19,331                 527
  Litigation settlement
   proceeds....................         --                 4,250
  Increase in customer
   advances....................        2,812               3,606
  Decrease in deferred charges
   and credits.................       (4,103)             (4,427)
  Proceeds from sale of dis-
   tribution and transmission
   properties..................        1,130              14,770
  Other........................         (987)              2,036
                                 -----------         -----------
   Net cash flows used in
    investing activities.......      (60,789)            (56,837)
                                 -----------         -----------
Cash flows from financing
 activities:
  Repayment of debt............         (799)            (53,305)
  Net borrowings under
   financing facilities........       32,600              48,200
  Increase in cash overdrafts..        1,284               4,837
  Other, net...................          449                 313
                                 -----------         -----------
   Net cash flows from
    financing activities.......       33,534                  45
                                 -----------         -----------
Decrease in cash and cash
 equivalents...................         --                  (820)
Cash and cash equivalents at
 beginning of period...........         --                   820
                                 -----------         -----------
Cash and cash equivalents at
 end of period.................  $      --           $      --
                                 ===========         ===========

Supplemental disclosures of
 cash flow information:
  Cash paid during the
   period for:
    Interest...................  $    32,913         $    35,462
                                 ===========         ===========
    Income taxes...............  $     5,371         $     7,197
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

EARNINGS PER SHARE

The Financial Accounting Standards Board recently issued a standard, Earnings Per Share, which replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and warrants. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the new standard.

INVESTMENT SECURITIES

At December 31, 1997, all securities owned by the Company are accounted for under the cost method. These securities consist of preferred stock in a non-public company, and dividends are recog-nized as income when received. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations when incurred.

ACQUISITION

On December 31, 1997, the Company issued 755,650 shares to the owners of Atlantic Utilities Corporation and Subsidiaries (Atlantic) in connnection with the acquisition of Atlantic. As the necessary regulatory approvals had not yet been received at December 31, 1997 the transaction was recorded as a prepayment of $18,041,000. In January 1998 regulatory approval was received and cash of $4,436,000 was also given to the previous owners of Atlantic. The assets of Atlantic will be included in the Com-pany's consolidated balance sheet at January 1, 1998 as well as Atlantic's results of operations which will be included in the Company's statements of consolidated operations and cash flows since January 1, 1998. The acquisition was accounted for using the purchase method. The additional purchase cost to be assigned to utility plant, pending final determination of assets ac-quired and liabilities assumed, of $8,000,000 reflects the excess of the purchase price over the historical book carrying value of the net assets acquired. The additional purchase cost will be amortized on a straight-line basis over forty years.

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

PREFERRED SECURITIES OF SUBSIDIARY TRUST

On May 17, 1995, Southern Union Financing I (Subsidiary Trust), a consolidated wholly-owned subsidiary of Southern Union, issued
$100,000,000 of 9.48% Trust Originated Preferred Securities (Pre-ferred Securities). In connection with

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



the Subsidiary Trust's issuance of the Preferred Securities and the related purchase by Southern Union of all of the Subsidiary Trust's common securities (Common Securities), Southern Union issued to the Subsidiary Trust $103,092,800 principal amount of its 9.48% Subordinated Deferrable Interest Notes, due 2025 (Sub-ordinated Notes). The sole assets of the Subsidiary Trust are the Subordinated Notes. The interest and other payment dates on the Subordinated Notes correspond to the distribution and other payment dates on the Preferred Securities and the Common Securities. Under certain circumstances, the Subordinated Notes may be distributed to holders of the Preferred Securities and holders of the Common Securities in liquidation of the Subsidiary Trust. The Subordinated Notes are redeemable at the option of the Company on or after May 17, 2000, at a redemption price of $25 per Subordinated Note plus accrued and unpaid interest. The Preferred Securities and the Common Securities will be redeemed on a pro rata basis to the same extent as the Subordinated Notes are repaid, at $25 per Preferred Security and Common Security plus accumulated and unpaid distributions. Southern Union's obligations under the Subordinated Notes and related agreements, taken together, constitute a full and unconditional guarantee by Southern Union of payments due on the Preferred Securities. As of December 31, 1997 and 1996, 4,000,000 shares of Preferred Securities were outstanding.

DEBT

                                      December 31,     June 30,
                                          1997           1997
                                      ------------   ------------
                                         (thousands of dollars)

7.60% Senior Notes due 2024........   $   384,515    $   384,515
Other..............................        12,252          2,329
                                      -----------    -----------
Total debt.........................       396,767        386,844
  Less current portion.............         1,316            687
                                      -----------    -----------
Total long-term debt...............   $   395,451    $   386,157
                                      ===========    ===========

The Company has availability under a $100,000,000 revolving credit facility (Revolving Credit Facility) underwritten by a syndicate of banks. The Company has additional availability under uncommitted line of credit facilities (Uncommitted Facilities) with various banks. Covenants under the Revolving Credit Facility allow for up to $35,000,000 of borrowings under Uncom-mitted Facilities at any one time. Borrowings under these facil-ities are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. Amounts outstanding under these facilities at December 31, 1997 and February 6, 1998 totalled $93,800,000 and $71,300,000, respectively.

The Company is installing an Automated Meter Reading (AMR) system at Missouri Gas Energy. The installation of the AMR system involves a potential investment of $27,000,000. The Company is accounting for this system as a capital lease obligation and has recorded an increase in plant and long-term debt of $3,304,000 and $9,903,000 during the three- and six-month period ended December 31, 1997.

UTILITY REGULATION AND RATES

Under the order of the Federal Energy Regulatory Commission, a major transporter of gas to Missouri Gas Energy is allowed re-covery of certain unrecovered deferred gas costs with a remaining balance of $6,600,000 at December 31, 1997. Missouri Gas Energy is allowed to recover these costs from its customers through the PGA mechanism which is filed with and approved by the Missouri Public Service Commission (MPSC). The receivable and liability associated with these costs have been recorded as a deferred charge and a deferred credit, respectively, on the consolidated balance sheet as of December 31, 1997 and 1996.

Missouri Gas Energy filed a $27,800,000 request for a rate increase with the MPSC on October 3, 1997. New rates will become effective on September 2, 1998 unless the case is settled earlier. The increase includes: recovery of the ongoing
Missouri Safety Program Costs; investments in customer service, including the first phases of Automated Meter

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Reading technology; and higher bad debt expense. The Company's proposed rates would recover a larger percentage of fixed costs through the monthly customer charge and a smaller percentage through the volumetric charge.

STOCK DIVIDEND

On December 10, 1997, Southern Union distributed its annual 5% common stock dividend to stockholders of record on November 21, 1997. Unless otherwise stated, all per share data included in the accompanying consolidated financial statements and in these Notes to Consolidated Financial Statements has been restated to give effect to the stock dividend.

CONTINGENCIES

On December 30, 1997, Southern Union settled the claims associ-ated with the removal of hazardous substances from the site of a former coal gasification plant (Pine Street Canal Site) in Burlington, Vermont. The cost of the settlement did not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Southern Union and Western Resources, Inc. entered into an Environmental Liability Agreement (Environmental Liability Agree ment) at the closing of the Missouri Acquisition. Subject to the accuracy of certain representations made by Western Resources in the Missouri Asset Purchase Agreement, the Environmental Lia-bility Agreement provides for a tiered approach to the allocation of substantially all liabilities under environmental laws that may exist or arise with respect to Missouri Gas Energy. At the present time and based upon information available to management, the Company believes that the costs of any remediation efforts that may be required for these sites for which it may ultimately have responsibility will not exceed the aggregate amount subject to substantial sharing by Western Resources.

In addition to various Missouri Gas Energy sites described above, the Company is investigating the possibility that the Company or predecessor companies may have been associated with Manufactured Gas Plant (MGP) sites former service territories, principally in Arizona and New Mexico, and present service territories in Texas. At the present time, the Company is aware of certain plant sites in some of these areas and is investigating those and certain other locations.

The municipal owner of a property adjacent to one of the Com-pany's service locations has raised concerns over the continued operation of that property as a park due to its former use as a portion of an MGP site. The Texas Water Commission (TWC), in cooperation with the EPA, conducted a site inspection and pre-liminary assessment of this MGP site. Correspondence received from the TWC in 1989 concluded that the site "did not appear at the time of our inspection to pose an apparent threat to the public or the environment." Pending the performance of a risk assessment report, in April 1996 the city closed the park and subsequently permanently relocated the park recreational activi-ties. Based upon the health risk evaluation conclusions con-tained in a risk assessment report completed in November, 1997, the city is proceeding with plans to utilize the property for basketball courts and city parking. Based upon currently avail-able information, Southern Union does not believe the outcome of this matter will have a material adverse effect on its financial position, results of operations or cash flows.

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

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Pursuant to a 1989 MPSC order, Missouri Gas Energy is engaged in a major gas safety program in its service area. This program in-cludes replacement of company- and customer-owned gas service and yard lines, the movement and resetting of meters, the replacement of cast iron mains and the replacement and cathodic protection of bare steel mains (Missouri Safety Program). In connection with this program, the MPSC issued an accounting authority order (AAO) in Case No. GO-94-234 in 1994 which authorized MGE to defer de-preciation expenses, property taxes and carrying costs at a specified rate of 10.54% on the costs incurred in the Missouri Safety Program. This AAO was consistent with those which were issued by the MPSC from 1990 through 1993 to the predecessor owner of Missouri Gas Energy. Since February 1, 1994, the Com-pany has followed the specifications of the AAO as provided for by generally accepted accounting principles. The MPSC rate order of January 22, 1997, however, retroactively reduced the carrying cost rate applied by the Company on the expenditures incurred on the Missouri Safety Program since early 1994 to an Allowance for Funds Used During Construction (AFUDC) rate which ranged from 4% to 6% from October 1993 to January 1997. The Company has filed an appeal of that portion of the rate order in the Missouri State Court of Appeals, Western District. Absent a reversal of this part of the rate order, the Company will have to record a one-time $5,600,000 pre-tax write-off of the previously deferred carrying costs. Associated carrying costs deferred by the Com-pany were $542,000 and $920,000 for the three and six months ended December 31, 1997, respectively. The Company has not pro-vided for any potential disallowance relative to this matter in its financial statements because it believes this part of the order is not lawful and that the related regulatory asset ulti-mately will be recovered in the future. The Company believes it will ultimately be successful in litigating this matter and, therefore, will not have a material adverse effect on its finan-cial position, results of operations or cash flows.

Southern Union and its subsidiaries are parties to other legal proceedings that its management considers to be the normal kinds of actions to which an enterprise of its size and nature might be subject, and not to be material to the Company's overall business or financial condition, results of operations or cash flows.

As a result of the acquisition of Missouri Gas Energy, the Com-pany assumed certain obligations related to a 1990 settlement of a Wyoming Tight Sands anti-trust claim. To secure the refund of the settlement proceeds, the MPSC authorized the establishment of an independently administered trust to collect cash receipts under the Tight Sands settlement and repay credit-facility bor-rowings used for the lump sum payment. In the event the trust does not receive cash payments from the gas suppliers as provided by the Tight Sands settlement agreements, the Company is com mitted to pay its applicable portion of the amount owed the lender of the credit-facility borrowings. The Company's allo cable unpaid portion of the amount the trust owes the lender at December 31, 1997 was $4,263,000.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 1997 and 1996
---------------------------------------------

The Company recorded net earnings available for common stock of $9,738,000 for the three-month period ended December 31, 1997 compared with net earnings of $9,661,000 for the same period in 1996. Earnings per diluted share, based on weighted average common and common share equivalents outstanding during the period, was $.52 in both 1997 and 1996.

Operating revenues were $221,162,000 for the three-month period ended December 31, 1997, compared with operating revenues of $231,462,000 in 1996. Gas purchase costs for the three-month period ended December 31, 1997 were $143,834,000, compared with $154,945,000 in 1996. The Company's operating revenues are affected by the level of sales volumes and by the pass-through of increases or decreases in the Company's gas purchase costs through its purchased gas adjustment clauses. Additionally, revenues are affected by increases or decreases in gross receipts taxes (revenue-related taxes) which are levied on sales revenue as collected from customers and remitted to the various taxing authorities. The decrease in both operating revenues and gas purchase costs between periods was primarily the result of a 5% decrease in the average cost of gas from $3.96 per Mcf in 1996 to $3.78 per Mcf in 1997. The decrease in the average cost of gas was due to decreases in average spot market gas prices throughout the Company's distribution system as a result of seasonal impacts on demands for natural gas and the ensuing competitive pricing within the industry. Additionally, operating revenues and gas purchase costs were effected by a 3% decrease in gas sales volume to 37,860 MMcf in 1997 from 38,955 MMcf in 1996. The decrease in sales volumes was primarily due to warmer weather in the Missouri service areas during the three-month period ended December 31, 1997, which was partially offset by colder weather during the same period in the Texas service areas.

Weather for Missouri Gas Energy's service territories, which include the city of Kansas City, Missouri, was 100% of a 30-year measure for the three-month period ended December 31, 1997, com-pared with 110% in 1996. Southern Union Gas service territories, which include the cities of Austin and El Paso, experienced weather that was 117% of a 30-year measure in 1997, compared with 89% in 1996. Almost half of the customers served by Southern Union Gas are weather normalized.

Net operating margin (operating margin less revenue-related taxes) increased $2,004,000 for the three-month period ended December 31, 1997 compared with the same period in 1996. The net operating margin increase was due to the Missouri rate increase, effective as of February 1, 1997, approved by the Missouri Public Service Commission (MPSC).

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



This rate increase increased annual revenues by $8,847,000. Additionally contributing to the increase in net operating margin for the three-month period ended December 31, 1997 were increased revenues of $1,143,000 under a gas supply incentive plan approved by the MPSC in July 1996. Under the plan, Southern Union and its Missouri customers share in certain savings below benchmark levels of gas costs incurred as a result of the Company's gas procurement activities.

Operating expenses, which include operating, maintenance and general expenses, depreciation and amortization, and taxes other than on income and revenues, were $39,151,000 for the three-month period ended December 31, 1997, an increase of $1,039,000, com-pared with $38,112,000 in 1996. The increase is primarily a result of a $1,155,000 increase in depreciation and amortization and a $395,000 increase in taxes, other than on income and revenues as a result of including certain costs into rate base that had been previously deferred.

Interest expense was $9,124,000 for the three-month period ended December 31, 1997, compared with $8,741,000 in 1996. The in-crease is primarily due to increased borrowings under the various financing facilities during the three-month period ended Decem-ber 31, 1997 compared to the same period in 1996. See "Debt" in the Notes to the Consolidated Financial Statements included herein.

Other income for the three-month period ended December 31, 1997 was $592,000, compared with $1,063,000 in 1996. Other income for the three-month period ended December 31, 1997 consisted principally of $469,000 related to the deferral of interest and other expenses associated with the Missouri Gas Energy Safety Program. Other income for 1996 included $1,694,000 related to the deferral of interest and other expenses associated with the Missouri Gas Energy Safety Program and realized gains on the sale of investment securities of $759,000. This was partially offset by the write-off of $1,150,000 of acquisition-related costs as a result of the termination of various acquisition activities.

The effective federal and state income tax rate was 38% in both
1996 and 1997.

Six Months Ended December 31, 1997 and 1996
-------------------------------------------

The Company recorded net earnings available for common stock of $4,829,000 for the six-month period ended December 31, 1997 com-pared with net earnings of $4,256,000 for the same period in 1996. Earnings per diluted share, based on weighted average common and common share equivalents outstanding during the period, were $.26 in 1997 compared with earnings per share of $.23 in 1996.

Operating revenues were $295,201,000 for the six-month period ended December 31, 1997, compared with operating revenues of $312,292,000 in 1996. Gas purchase costs for the six-month period ended December 31, 1997 were $176,276,000, compared with $194,360,000 in 1996. The decrease in both operating revenues and gas purchase costs between periods was primarily the result of a 5% decrease in the average cost of gas from $3.70 in 1996 to $3.52 per Mcf in 1997, due to decreases in average spot market gas prices. Additionally, operating revenues and gas purchase costs were effected by a 5% decrease in gas sales volume to 49,813 MMcf in 1997 from 52,213 MMcf in 1996. The decrease in sales volumes was primarily due to warmer weather in the Missouri service areas during the six-month period ended December 31, 1997, which was partially offset by colder weather during the same period in the Texas service areas.

Missouri Gas Energy's service territories experienced weather which was 98% of a 30-year measure for the six months ended December 31, 1997 compared with 111% in 1996. Weather for Southern Union Gas service territories for the six-month period ended December 31, 1997 was 116% of a 30-year measure compared with 89% in 1996.

               SOUTHERN UNION COMPANY AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Net operating margin increased $3,113,000 for the six-month period ended December 31, 1997 compared with the same period in 1996. Net operating margin increased due to the impact of the Missouri rate increase, as previously discussed. Additionally contributing to the increase in net operating margin for the six-month period ended December 31, 1997 were increased revenues of $1,420,000 under the Missouri gas supply incentive plan, also previously discussed.

Operating expenses were $76,360,000 for the six-month period ended December 31, 1997, an increase of $1,183,000, compared with $75,177,000 in 1996. The increase is primarily a result of a $2,265,000 increase in depreciation and amortization and a $954,000 increase in taxes, other than on income and revenues as a result of including certain costs into rate base that were previously deferred. These items were partially offset by a reduction in bad debt expense.

Interest expense was $17,574,000 for the six-month period ended December 31, 1997, compared with $17,028,000 in 1996. The in-crease in interest expense is primarily from increased borrowings under the various financing facilities, previously discussed.
See "Debt" in the Notes to the Consolidated Financial Statements for the quarter ended December 31, 1997.

Other income for the six-month period ended December 31, 1997 was $2,362,000 compared with $2,798,000 in 1996. Other income for the six-month period ended December 31, 1997 included $1,088,000 in realized gains on the sale of investment securi-ties, $720,000 related to the deferral of interest and other expenses associated with the Missouri Gas Energy Safety Program and net rental income from Lavaca Realty Company (Lavaca Realty), the Company's real estate subsidiary, of $487,000. Other income for 1996 included $3,251,000 related to the deferral of interest and other expenses associated with the Missouri Gas Energy Safety Program, realized gains on the sale of investment securities of $759,000 and net rental income from Lavaca Realty of $698,000. This was partially offset by the write-off of $1,150,000 of acquisition-related costs, previously discussed, and a $374,000 expense associated with the donation of emissions analysis equip-ment and software to a Texas university.

The Company's consolidated federal and state effective income tax rate was 40% and 39% for the six months ended December 31, 1997 and 1996, respectively.

Twelve Months Ended December 31, 1997 and 1996
----------------------------------------------

The Company recorded net earnings available for common stock of $19,605,000 for the twelve-month period ended December 31, 1997 compared with net earnings of $21,947,000 in 1996. Earnings per diluted share, based on weighted average common and common share equivalents outstanding during the period, were $1.05 in 1997 compared with earnings per share of $1.18 in 1996.

Operating revenues were $699,939,000 for the twelve-month period ended December 31, 1997, compared with operating revenues of $681,516,000 in 1996. Gas purchase costs for the twelve-month period ended December 31, 1997 were $431,103,000, compared with $421,467,000 in 1996. The increase in both operating revenues and gas purchase costs between periods was primarily the result of a 4% increase in the average cost of gas from $3.45 in 1996 to $3.58 per Mcf in 1997, due to increases in average spot market gas prices. Operating revenues were also partially impacted by the $8,847,000 annual increase to rates, and increased revenues of $5,420,000 under the Missouri gas supply incentive plan, both previously discussed. This was partially offset by a 1% decrease in gas sales volume to 120,005 MMcf in 1997 from 121,786 MMcf in 1996. The decrease in sales volumes was primarily due to warmer weather in the Missouri service areas during the twelve-month period ended December 31, 1997, which was partially offset by colder weather during the same period in the Texas service areas.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Missouri Gas Energy's service territories experienced weather which was 100% of a 30-year measure for the twelve months ended December 31, 1997 compared with 107% in 1996. Weather for Southern Union Gas service territories for the twelve-month period ended December 31, 1997 was 103% of a 30-year measure com-pared with 89% in 1996.

Net operating margin increased $9,338,000 for the twelve-month period ended December 31, 1997 compared with the same period in 1996. Net operating margin increased due to the Missouri rate increase and increased revenues under the Missouri gas supply incentive plan, both previously discussed.

Operating expenses were $158,053,000 for the twelve-month period ended December 31, 1997, an increase of $5,902,000, compared with $152,151,000 in 1996. The increase is primarily a result of a $4,346,000 increase in depreciation and amortization and $3,615,000 in additional bad debt expense associated with in-creases in delinquent customer accounts, primarily at Missouri Gas Energy. The increase in depreciation and amortization is due to including certain costs in rate base that were previously de-ferred and the increase in bad debt expense is due to higher cus-tomer bills because of significant increases in natural gas prices during the 1996/1997 winter heating season. Other in-creased operating expenses included increased media advertising, travel and call center labor costs as a result of and in response to the significant price spikes in natural gas during the 1996/ 1997 winter heating season; and increased field and call center labor and other costs to improve customer service at Missouri Gas Energy. Partially offsetting these factors was a decrease in medical, dental, pension and injury and damage claims.

Interest expense was $34,011,000 for the twelve-month period ended December 31, 1997, compared with $34,557,000 in 1996. The decrease in interest expense is due to the repurchase of Senior Notes from June 1995 through June 1996 which was partially offset by an increase in interest expense from increased borrowings under the various financing facilities. See "Debt" in the Notes to the Consolidated Financial Statements for the quarter ended December 31, 1997.

Other income for the twelve-month period ended December 31, 1997 was $2,444,000 compared with $11,755,000 in 1996. Other income for the twelve-month period ended December 31, 1997 included $2,874,000 in realized gains on the sale of investment securi-ties, $1,198,000 related to the deferral of interest and other expenses associated with the Missouri Gas Energy Safety Program and net rental income from Lavaca Realty Company of $1,118,000. This was partially offset by $2,150,000 for the settlement of certain billing errors at Missouri Gas Energy and the write-off of $600,000 acquisition-related costs from the termination of various acquisition activities. Other income for 1996 included $6,638,000 related to the deferral of interest and other expenses associated with the Missouri Gas Energy Safety Program, a pre-tax gain of $2,050,000 on the sale of Western Gas Interstate and other operations, a $1,448,000 gain on the repurchase of Senior Notes, net rental income from Lavaca Realty of $1,401,000 and realized gains on the sale of investment securities of $759,000. This was partially offset by the write-off of $1,150,000 of acquisition-related costs and a $374,000 expense associated with the donation of emissions analysis equipment and software, previously discussed.

For the twelve-month period ended December 31, 1997, federal and state income taxes decreased $2,987,000 over the same period in 1996 due to a reduction in pre-tax earnings as discussed above. The Company's consolidated federal and state effective income tax rate was 39% and 42% for the twelve months ended December 31, 1997 and 1996, respectively.

           SOUTHERN UNION COMPANY AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following table sets forth certain information regarding the Company's gas utility operations for the three- and twelve-month periods ended December 31, 1997 and 1996:

                              Three Months       Twelve Months
                                 Ended               Ended
                              December 31,        December 31,
                           -----------------  -------------------
                             1997     1996       1997     1996
                           -------- --------  --------- ---------

Average number of gas
 sales customers
 served:
  Residential.............  876,877  863,933   871,643   861,328
  Commercial..............   86,539   86,026    86,349    86,364
  Industrial and
   irrigation.............      558      599       591       625
  Public authorities
   and other..............    2,703    2,701     2,694     2,749
  Pipeline and marketing..      238      185       215       379
                           -------- --------  --------  --------
    Total average custo-
     mers served..........  966,915  953,444   961,492   951,445
                           ======== ========  ========  ========

Gas sales in millions
 of cubic feet (MMcf)
  Residential.............   17,276   17,743    68,242    70,401
  Commercial..............    7,397    8,012    30,104    31,780
  Industrial and
   irrigation.............      326      452     1,725     2,391
  Public authorities
   and other..............      790      734     2,809     2,715
  Pipeline and marketing..    4,583    4,735    17,692    14,800
                           -------- --------  --------  --------
   Gas sales billed.......   30,372   31,676   120,572   122,087
  Net change in unbilled
   gas sales..............    7,488    7,279      (567)     (301)
                           -------- --------  --------  --------
    Total gas sales.......   37,860   38,955   120,005   121,786
                           ======== ========  ========  ========

Gas sales revenues
 (thousands of dollars):
  Residential............. $111,944 $113,654  $433,161  $414,491
  Commercial..............   43,374   45,940   170,898   166,452
  Industrial and
   irrigation.............    1,838    2,481     8,709    10,724
  Public authorities and
   other..................    3,498    3,666    13,002    11,101
  Pipeline and marketing..   11,281   12,188    45,670    37,343
                           -------- --------  --------  --------
   Gas revenues billed....  171,935  177,929   671,440   640,111
  Net change in unbilled
   gas sales revenues.....   39,171   44,180    (8,834)   12,536
                           -------- --------  --------  --------
   Total gas sales
    revenues.............. $211,106 $222,109  $662,606  $652,647
                           ======== ========  ========  ========

Gas sales margin
 (thousands of dollars)    $ 67,953 $ 67,748  $232,901  $231,436
                           ======== ========  ========  ========

Gas sales revenue per
 thousand cubic feet
 (Mcf) billed:
  Residential............. $  6.480 $  6.406  $  6.347  $  5.888
  Commercial..............    5.864    5.734     5.677     5.238
  Industrial and
   irrigation.............    5.642    5.489     5.049     4.485
  Public authorities and
   other..................    4.428    4.995     4.629     4.089
  Pipeline and marketing..    2.461    2.574     2.581     2.523

Weather effect:
 Degree days:
  Southern Union Gas
   service territories....      972      760     2,176     1,917
  Missouri Gas Energy
   service territories....    1,945    2,133     5,255     5,630
 Percent of normal, based
  on 30-year measure:
  Southern Union Gas
   service territories....     117%      89%      103%       89%
  Missouri Gas Energy
   service territories....     100%     110%      100%      107%

Gas transported in mil-
 lions of cubic feet
 (MMcf)...................   16,635   15,825    65,610    62,207
Gas transportation reve-
 nues (thousands of
 dollars)................. $  5,627 $  6,195  $ 20,623  $ 20,630

-------------------------
The above information does not include the operations of Atlantic Utilities Corporation and Subsidiaries or the Company's 42% equity ownership in a natural gas distribution company serving Piedras Negras, Mexico.

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

The principal source of funds during the three-month period ended December 31, 1997 was $33,500,000 from the Company's financing facilities. These sources provided funds for additions to property, plant and equipment of $22,167,000, purchase of invest-ment securities of $5,000,000 and other seasonal working capital needs of the Company.

The principal sources of funds during the six-month period ended December 31, 1997 was $92,200,000 from the Compay's financing facilities and proceeds from the sale of investment securities of $6,531,000. These sources provided funds for additions to property, plant and equipment of $39,175,000, purchases of inven-tory of $16,044,000, purchase of investment securities of $5,000,000 and other seasonal working capital needs of the Com- pany.

The effective interest rate under the Company's current debt structure is 8.1% (including interest and the amortization of debt issuance costs and redemption premiums on refinanced debt).

The Company has availability under a $100,000,000 revolving credit facility (Revolving Credit Facility) underwritten by a syndicate of banks. The Company had additional availability under uncommitted line of credit facilities (Uncommitted Facili-ties) with various banks. Covenants under the Revolving Credit Facility allow for up to $35,000,000 of borrowings under Uncom-mitted Facilities at any one time. Borrowings under the facili-ties are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. Amounts outstanding under these facilities at December 31, 1997 and February 6, 1998 were $93,800,000 and $71,300,000, respec-
tively.

               SOUTHERN UNION COMPANY AND SUBSIDIARIES

                RESULTS OF VOTES OF SECURITY HOLDERS



Southern Union held its Annual Meeting of Stockholders on November 11, 1997. The following matters were submitted for a vote and approved by Southern Union's security holders: (i) the election of three persons to serve as the Class I directors until the 2000 Annual Meeting of Stockholders or until their successors are duly elected and qualified; and (ii) approval of an addi-tional 900,000 shares of Southern Union Company Common Stock to be eligible for grant under the Southern Union Company 1992 Long-Term Stock Incentive Plan.

The number of votes cast in favor, abstain or withheld for each nominee for director, and for any proposal voted on at the Annual
Meeting of Stockholders, were:

                                    For       Abstain    Withheld
                                ----------    -------    --------

Election of nominees as
 Class I Directors:
  John E. Brennan.............  15,882,096       --       111,703
  Frank W. Denius.............  15,885,459       --       108,340
  Roger J. Pearson............  15,869,319       --       124,480

Proposal to approve an addi-
 tional 900,000 shares of
 Southern Union Company Com-
 mon Stock to be eligible for
 grant under the Southern
 Union Company 1992 Long-Term
 Stock Incentive Plan.........  10,964,384    181,105     867,055

              SOUTHERN UNION COMPANY AND SUBSIDIARIES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               SOUTHERN UNION COMPANY
                               ----------------------
                                    (Registrant)





Date  February 17, 1998        By: RONALD J. ENDRES
     -------------------           ----------------
                                   Ronald J. Endres
                                   Executive Vice President and
                                   Chief Financial Officer




Date  February 17, 1998        By: DAVID J. KVAPIL
     -------------------           ---------------
                                   David J. Kvapil
                                   Senior Vice President -
                                   Corporate Controller
                                   (Principal Accounting Officer)