Form 10-Q
period 1998-03-31
SOUTHERN UNION CO
filed 1998-05-15
CIK 203248

=================================================================
        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D. C.  20549
                   ------------------------

                          FORM 10-Q

                For the quarterly period ended
                ------------------------------

                        March 31, 1998



                  Commission File No. 1-6407
                  --------------------------

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

The number of shares of the registrant's Common Stock outstanding on May 8, 1998 was 18,799,281.


=================================================================

            SOUTHERN UNION COMPANY AND SUBSIDIARIES
                          FORM 10-Q
                        March 31, 1998
                            Index




PART I.  FINANCIAL INFORMATION                            Page(s)
                                                          -------

  Item 1.  Financial Statements

           Consolidated statements of operations -
             three, nine and twelve months ended
             March 31, 1998 and 1997

           Consolidated balance sheet - March 31,
             1998 and 1997 and June 30, 1997

           Consolidated statement of stockholders'
             equity - nine months ended March 31, 1998
             and twelve months ended June 30, 1997

           Consolidated statements of cash flows -
             three, nine and twelve months ended
             March 31, 1998 and 1997

           Notes to consolidated financial statements

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings

           (See "CONTINGENCIES" under Notes to
           Consolidated Financial Statements)

  Item 6.  Exhibits and Reports on Form 8-K

           (a) Exhibit 11 -- Computation of basic
               and diluted earnings per share

           (b) Exhibit 27 -- Financial Data Schedule

           (c) Reports on Form 8-K -- None

           SOUTHERN UNION COMPANY AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF OPERATIONS



                                     Three Months Ended March 31,
                                     ----------------------------
                                         1998            1997
                                     ------------    ------------
                                        (thousands of dollars,
                                         except shares and per
                                            share amounts)

Operating revenues.................  $   265,176     $   316,915
Gas purchase costs.................      170,500         215,994
                                     -----------     -----------
  Operating margin.................       94,676         100,921
Revenue-related taxes..............       15,240          16,975
                                     -----------     -----------
  Net operating margin.............       79,436          83,946

Operating expenses:
  Operating, maintenance and
    general........................       29,143          35,086
  Depreciation and amortization....        9,775           8,882
  Taxes, other than on income and
    revenues.......................        3,578           2,979
                                     -----------     -----------
    Total operating expenses.......       42,496          46,947
                                     -----------     -----------
    Net operating revenues.........       36,940          36,999
                                     -----------     -----------

Other income (expenses):
  Interest.........................       (8,970)         (8,368)
  Dividends on preferred
    securities of subsidiary trust.       (2,370)         (2,370)
  Other, net.......................        1,257           2,960
                                     -----------     -----------
    Total other expenses, net......      (10,083)         (7,778)
                                     -----------     -----------

    Earnings before income taxes...       26,857          29,221

Federal and state income taxes.....       10,608          11,543

Net earnings available for common
  stock............................  $    16,249     $    17,678
                                     ===========     ===========

Net earnings per share:
  Basic............................  $       .86     $       .99
                                     ===========     ===========
  Diluted..........................  $       .83     $       .95
                                     ===========     ===========

Weighted average shares
  outstanding:
    Basic..........................   18,791,069      17,933,857
                                     ===========     ===========
    Diluted........................   19,467,236      18,621,615
                                     ===========     ===========


                       See accompanying notes.

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF OPERATIONS



                                      Nine Months Ended March 31,
                                      ---------------------------
                                          1998           1997
                                      ------------   ------------
                                        (thousands of dollars,
                                         except shares and per
                                            share amounts)

Operating revenues..................  $   560,377    $   629,208
Gas purchase costs..................      346,775        410,354
                                      -----------    -----------
  Operating margin..................      213,602        218,854
Revenue-related taxes...............       29,873         33,726
                                      -----------    -----------
  Net operating margin..............      183,729        185,128

Operating expenses:
  Operating, maintenance and
    general.........................       79,602         87,580
  Depreciation and amortization.....       28,923         25,765
  Taxes, other than on income and
    revenues........................       10,331          8,779
                                      -----------    -----------
    Total operating expenses........      118,856        122,124
                                      -----------    -----------
    Net operating revenues..........       64,873         63,004
                                      -----------    -----------

Other income (expenses):
  Interest..........................      (26,544)       (25,397)
  Dividends on preferred
    securities of subsidiary trust..       (7,110)        (7,110)
  Other, net........................        3,619          5,758
                                      -----------    -----------
    Total other expenses, net.......      (30,035)       (26,749)
                                      -----------    -----------

    Earnings before income taxes....       34,838         36,255

Federal and state income taxes......       13,761         14,321
                                      -----------    -----------

Net earnings available for common
  stock.............................  $    21,077    $    21,934
                                      ===========    ===========

Net earnings per share:
  Basic.............................  $      1.15    $      1.22
                                      ===========    ===========
  Diluted...........................  $      1.11    $      1.18
                                      ===========    ===========

Weighted average shares outstanding:
  Basic.............................   18,249,970     17,907,431
                                      ===========    ===========
  Diluted...........................   18,950,419     18,611,495
                                      ===========    ===========


                      See accompanying notes.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF OPERATIONS



                                    Twelve Months Ended March 31,
                                    -----------------------------
                                        1998             1997
                                    ------------     ------------
                                    (thousands of dollars, except
                                    shares and per share amounts)

Operating revenues...............   $   648,200      $   723,404
Gas purchase costs...............       385,609          459,008
                                    -----------      -----------
  Operating margin...............       262,591          264,396
Revenue-related taxes............        35,649           39,126
                                    -----------      -----------
  Net operating margin...........       226,942          225,270

Operating expenses:
  Operating, maintenance and
    general......................       101,910          115,562
  Depreciation and amortization..        37,986           33,627
  Taxes, other than on income
    and revenues.................        13,706           12,247
                                    -----------      -----------
    Total operating expenses.....       153,602          161,436
                                    -----------      -----------
    Net operating revenues.......        73,340           63,834
                                    -----------      -----------

Other income (expenses):
  Interest.......................       (34,613)         (33,929)
  Dividends on preferred
    securities of subsidiary
    trust........................        (9,480)          (9,480)
  Other, net.....................           741           12,494
                                    -----------      -----------
    Total other expenses, net....       (43,352)         (30,915)
                                    -----------      -----------

    Earnings before income taxes.        29,988           32,919

Federal and state income taxes...        11,814           13,843

Net earnings available for
  common stock...................   $    18,174      $    19,076
                                    ===========      ===========

Net earnings per share:
  Basic..........................   $      1.00      $      1.07
                                    ===========      ===========
  Diluted........................   $       .96      $      1.03
                                    ===========      ===========

Weighted average shares
  outstanding:
    Basic........................    18,181,238       17,901,661
                                    ===========      ===========
    Diluted......................    18,880,879       18,604,567
                                    ===========      ===========


                      See accompanying notes.

               SOUTHERN UNION COMPANY AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET

                              ASSETS



                                     March 31,         June 30,
                              ----------------------  ----------
                                 1998        1997        1997
                              ----------  ----------  ----------
                                    (unaudited)
                                     (thousands of dollars)

Property, plant and
  equipment:
    Plant in service.......   $1,033,862  $  949,607  $  963,269
    Construction work in
      progress.............        8,064       7,581       7,970
                              ----------  ----------  ----------
                               1,041,926     957,188     971,239
    Less accumulated
      depreciation and
      amortization.........     (351,084)   (328,957)   (329,182)
                              ----------  ----------  ----------
                                 690,842     628,231     642,057
    Additional purchase
      cost assigned to
      utility plant, net...      136,965     131,823     131,539
                              ----------  ----------  ----------

    Net property, plant
      and equipment........      827,807     760,054     773,596
                              ----------  ----------  ----------


Current assets:
  Cash and cash
    equivalents............          265         899        --
  Accounts receivable,
    billed and unbilled....      118,828     120,372      58,659
  Inventories, principally
    at average cost........       17,643      14,051      21,523
  Deferred gas purchase
    costs..................         --         6,612        --
  Investment securities....         --          --         6,432
  Prepayments and other....        1,613       2,642       9,609
                              ----------  ----------  ----------

    Total current assets...      138,349     144,576      96,223
                              ----------  ----------  ----------

Deferred charges...........      103,698     109,726     109,512
Investment securities......        5,000       6,295        --
Real estate................        9,762       9,098       9,046
Other......................        5,321       2,397       2,026
                              ----------  ----------  ----------


  Total....................   $1,089,937  $1,032,146  $  990,403
                              ==========  ==========  ==========


                      See accompanying notes.

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

               STOCKHOLDERS' EQUITY AND LIABILITIES



                                     March 31,         June 30,
                              ----------------------  ----------
                                 1998        1997        1997
                              ----------  ----------  ----------
                                    (unaudited)
                                     (thousands of dollars)


Common stockholders' equity:
  Common stock, $1 par
    value; authorized
    50,000,000 shares;
    issued 18,848,009
    shares..................  $   18,848  $   17,162  $   17,171
  Premium on capital stock..     261,995     225,201     225,252
  Less treasury stock,
    at cost.................        (794)       (794)       (794)
  Retained earnings.........      25,588      28,071      25,169
  Unrealized holding gain...        --           553         664
                              ----------  ----------  ----------

  Total common stockholders'
    equity..................     305,637     270,193     267,462

Company-obligated
  mandatorily redeemable
  preferred securities of
  subsidiary trust holding
  solely $103,093,000
  principal amount of 9.48%
  subordinated notes of
  Southern Union due 2025...     100,000     100,000     100,000

Long-term debt..............     398,217     385,856     386,157
                              ----------  ----------  ----------

  Total capitalization......     803,854     756,049     753,619

Current liabilities:
  Long-term debt due within
    one year................       1,367         701         687
  Notes payable.............      17,000      20,800       1,600
  Accounts payable..........      61,515      52,316      33,827
  Federal, state and local
    taxes...................      29,890      27,398      13,699
  Accrued interest..........       5,190       5,320      12,840
  Customer deposits.........      17,914      17,539      17,214
  Deferred gas purchase
    costs...................       2,191        --         3,565
  Other.....................      21,714      18,631      22,291
                              ----------  ----------  ----------

    Total current
      liabilities...........     156,781     142,705     105,723
                              ----------  ----------  ----------

Deferred credits and other..      71,989      82,823      77,083
Accumulated deferred
  income taxes..............      57,313      50,569      53,978
Commitments and
  contingencies.............        --          --          --
                              ----------  ----------  ----------

  Total.....................  $1,089,937  $1,032,146  $  990,403
                              ==========  ==========  ==========


                     See accompanying notes.

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                Unrea-
              Common  Premium  Trea-             lized
               Stock,   on     sury             HOlding
              $1 Par  Capital  Stock, Retained   Gain
               Value   Stock  at Cost Earnings  (Loss)    Total
             ------- -------- ------- -------- -------- ---------
                           (thousands of dollars)


Balance
 July 1,
 1996.....   $16,275 $206,047 $(794)  $ 25,631 $(1,244) $245,915

 Net earn-
  ings....      --       --     --      19,032    --      19,032

 5% stock
  divi-
  dend....       813   18,681   --     (19,494)   --        --

 Change in
  unrea-
  lized
  holding
  gain or
  loss....      --       --     --        --     1,908     1,908

 Exercise
  of stock
  options.        83      524   --        --      --         607
             ------- -------- -----   -------- -------  --------

Balance
 June 30,
 1997.....    17,171  225,252  (794)    25,169     664   267,462

Net earn-
 ings           --       --     --      21,077    --      21,077

5% stock
 divi-
 dend.....       856   19,802   --     (20,658)   --        --

Issuance
 of stock
 for acqui-
 sition...       755   17,285   --        --      --      18,040

Change in
 unrea-
 lized
 holding
 gain or
 loss.....      --       --     --        --      (664)     (664)

Exercise
 of stock
 options..        66     (344)  --        --       --       (278)
             ------- -------- -----   -------- -------  --------

Balance
 March 31,
 1998.....   $18,848 $261,995 $(794)  $ 25,588 $   --   $305,637
             ======= ======== =====   ======== =======  ========


                    See accompanying notes.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF CASH FLOWS



                                    Three Months Ended March 31,
                                    ----------------------------
                                       1998              1997
                                    ----------        ----------
                                       (thousands of dollars)
Cash flows from operating
  activities:
    Net earnings.................   $   16,249        $   17,678
    Adjustments to reconcile net
      earnings to net cash flows
      from operating activities:
        Depreciation and
          amortization...........        9,775             8,882
        Deferred income taxes....        1,332             2,347
        Provision for bad debts..        2,259             7,142
        Deferral of interest and
          other expenses.........         (574)           (1,030)
        Gain on sale of
          investment securities..         --              (1,786)
        Other....................          259               364
        Changes in assets and
          liabilities, net of
          acquisitions and
          dispositions:
            Accounts receivable,
              billed and
              unbilled...........       13,411            20,546
            Accounts payable.....      (10,766)            7,482
            Taxes and other
              liabilities........        1,812               967
            Customer deposits....          394               324
            Deferred gas
              purchase costs.....       31,155           (46,902)
            Inventories..........       20,201            19,771
            Other accounts.......        3,090               (30)
                                    ----------        ----------
        Net cash flow from
          operating activities...       88,597            35,755
                                    ----------        ----------
Cash flows from (used in)
  investing activities:
    Additions to property, plant
      and equipment..............      (12,653)          (11,443)
    Acquisition of operations,
      net of cash received.......        7,247              --
    Proceeds from sale of
      investment securities......         --               9,784
    Net change in customer
      advances...................          567              (158)
    Net change in deferred
      charges and credits........          555             6,502
    Other........................         (793)              650
                                    ----------        ----------
      Net cash flows from (used
        in) investing activities.       (5,077)            5,335
                                    ----------        ----------
Cash flows used in financing
  activities:
    Repayment of debt............         (341)             (131)
    Net payments under financing
      facilities.................      (76,800)          (40,400)
    Decrease in cash overdrafts..       (6,122)             --
    Other........................            8               340
                                    ----------        ----------
      Net cash flows used in
        financing activities.....      (83,255)          (40,191)
                                    ----------        ----------
Increase in cash and cash
  equivalents....................          265               899
Cash and cash equivalents at
  beginning of period............         --                --
                                    ----------        ----------
Cash and cash equivalents at
  end of period..................   $      265        $      899
                                    ==========        ==========

Supplemental disclosures of
  cash flow information:
    Cash paid during the
      period for:
        Interest.................   $   15,744        $   15,161
                                    ==========        ==========
        Income taxes.............   $      325        $      101
                                    ==========        ==========


                       See accompanying notes.

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF CASH FLOWS



                                     Nine Months Ended March 31,
                                     ---------------------------
                                        1998             1997
                                     ----------       ----------
                                       (thousands of dollars)

Cash flows from operating
  activities:
    Net earnings..................   $   21,077       $   21,934
    Adjustments to reconcile net
      earnings to net cash flows
      from operating activities:
        Depreciation and
          amortization............       28,923           25,765
        Deferred income taxes.....        1,071            6,054
        Provision for bad debts...        4,311            9,978
        Deferral of interest and
          other expenses..........       (1,246)          (4,281)
        Gain on sale of
          investment securities...       (1,088)          (2,545)
        Other.....................          759              697
        Changes in assets and
          liabilities, net of
          acquisitions and
          dispositions:
            Accounts receivable,
              billed and unbilled.      (63,787)         (79,489)
            Accounts payable......       27,739           13,078
            Taxes and other
              liabilities.........        8,511            3,204
            Customer deposits.....          429            1,883
            Deferred gas
              purchase costs......       (1,374)          (3,961)
            Inventories...........        4,157           13,134
            Other accounts........        3,177              (57)
                                     ----------       ----------
        Net cash flow from
          operating activities....       32,659            5,394
                                     ----------       ----------
Cash flows used in investing
  activities:
    Additions to property, plant
      and equipment...............      (51,828)         (42,553)
    Acquisition of operations,
      net of cash received........        6,502           (1,162)
    Purchase of investment
      securities..................       (5,000)          (5,363)
    Proceeds from sale of
      investment securities.......        6,531           10,311
    Net change in customer
      advances....................        2,823            1,756
    Net change in deferred
      charges and credits.........       (3,195)           6,861
    Other.........................       (1,296)           1,873
                                     ----------       ----------
      Net cash flows used in
        investing activities......      (45,463)         (28,277)
                                     ----------       ----------
Cash flows from financing
  activities:
    Repayment of debt.............         (821)            (452)
    Net borrowings under
      financing facilities........       15,400           20,800
    Decrease in cash overdrafts...       (1,567)            --
    Other.........................           57              547
                                     ----------       ----------
      Net cash flows from
        financing activities......       13,069           20,895
                                     ----------       ----------
Increase (decrease) in cash and
  cash equivalents................          265           (1,988)
Cash and cash equivalents at
  beginning of period.............         --              2,887
                                     ----------       ----------
Cash and cash equivalents at end
  of period.......................   $      265       $      899
                                     ==========       ==========

Supplemental disclosures of
  cash flow information:
    Cash paid during the
      period for:
        Interest..................   $   33,317       $   32,103
                                     ==========       ==========
        Income taxes..............   $    1,825       $    5,101
                                     ==========       ==========


                         See accompanying notes.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF CASH FLOWS



                                    Twelve Months Ended March 31,
                                    -----------------------------
                                        1998             1997
                                    ------------     ------------
                                        (thousands of dollars)

Cash flows from operating
  activities:
    Net earnings.................   $    18,174      $    19,076
    Adjustments to reconcile net
      earnings to net cash flows
      from operating activities:
        Depreciation and
          amortization...........        37,986           33,627
        Deferred income taxes....         2,359           12,702
        Provision for bad debts..         5,631           11,498
        Deferral of interest and
          other expenses.........          (694)          (6,283)
        Gain on sale of
          investment securities..        (1,088)          (2,545)
        Other....................         1,139             (209)
        Changes in assets and
          liabilities, net of
          acquisitions and
          dispositions:
            Accounts receivable,
              billed and
              unbilled...........        (6,409)          (9,022)
            Accounts payable.....         7,683            2,528
            Taxes and other
              liabilities........         2,332           (9,379)
            Customer deposits....           104            1,868
            Deferred gas
              purchase costs.....         8,802          (22,778)
            Inventories..........        (3,286)          (8,247)
            Other accounts.......         2,526               (9)
                                    -----------      -----------
        Net cash flow from
          operating activities...        75,259           22,827
                                    -----------      -----------
Cash flows used in investing
  activities:
    Additions to property, plant
      and equipment..............       (73,738)         (64,196)
    Acquisition of operations,
      net of cash received.......         5,803           (1,162)
    Purchase of investment
      securities.................        (5,000)          (5,363)
    Proceeds from sale of
      investment securities......         9,547           10,311
    Litigation settlement
      proceeds...................          --              4,250
    Net change in customer
      advances...................         3,537            2,843
    Net change in deferred
      charges and credits........       (10,050)           6,146
    Proceeds from sale of
      distribution and
      transmission properties....         1,130           14,770
    Other........................        (2,430)           2,779
                                    -----------      -----------
      Net cash flows used in
        investing activities.....       (71,201)         (29,622)
Cash flows used in financing
  activities:
    Repayment of debt............        (1,009)         (52,148)
    Net borrowings (payments)
      under financing facilities.        (3,800)          20,800
    Other........................           117              606
                                    -----------      -----------
      Net cash flows used in
        financing activities.....        (4,692)         (30,742)
                                    -----------      -----------
Decrease in cash and cash
  equivalents....................          (634)         (37,537)
Cash and cash equivalents at
  beginning of period............           899           38,436
                                    -----------      -----------
Cash and cash equivalents at
  end of period..................   $       265      $       899
                                    ===========      ===========

Supplemental disclosures of
  cash flow information:
    Cash paid during the
      period for:
        Interest.................   $    33,496      $    33,718
                                    ===========      ===========
        Income taxes.............   $     5,595      $     6,514
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

NEW PRONOUNCEMENTS

The Financial Accounting Standards Board recently issued
Employers' Disclosures about Pensions and Other Postretirement
Benefits which revises employers' disclosures about pension and other postretirement benefit plans. The Company is required to adopt the provisions of this standard by June 30, 1999.

EARNINGS PER SHARE

The Financial Accounting Standards Board recently issued a standard, Earnings Per Share, which replaces the previously reported primary and fully diluted earnings per share with a basic and diluted earnings per share presentation. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and warrants. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the new standard.

INVESTMENT SECURITIES

At March 31, 1998, all securities owned by the Company are accounted for under the cost method. These securities consist of preferred stock in a non-public company. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations when incurred, and dividends are recognized as income when received.

ACQUISITION

On December 31, 1997, the Company issued 755,650 shares to the owners of Atlantic Utilities Corporation and Subsidiaries (Atlantic) in connection with the acquisition of Atlantic. As the necessary regulatory approvals had not yet been received at December 31, 1997 the transaction was recorded as a prepayment of $18,041,000. In January 1998 regulatory approval was received and cash of $4,436,000 was also given to the previous owners of Atlantic. The assets of Atlantic were included in the Company's consolidated balance sheet at January 1, 1998 as well as Atlantic's results of operations which have been included in the Company's statements of consolidated operations and cash flows since January 1, 1998. The acquisition was accounted for using the purchase method. The additional purchase cost to be assigned to utility plant, pending final determination of assets acquired and liabilities assumed, of approximately $8,000,000 reflects the excess of the purchase price over the historical book carrying value of the net assets acquired. The additional purchase cost is amortized on a straight-line basis over forty years.

On July 23, 1997 Southern Union Company acquired a 42% equity ownership in a natural gas distribution company serving 16,000 customers in Piedras Negras, Mexico for $2,700,000. This system is across the border from the Company's Eagle Pass, Texas service area. On September 8, 1997, the Company purchased a

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



45-mile intrastate pipeline for $305,000 which will augment the Company's gas supply to the city of Eagle Pass and, subject to necessary regulatory approvals, ultimately Piedras Negras.

PREFERRED SECURITIES OF SUBSIDIARY TRUST

On May 17, 1995, Southern Union Financing I (Subsidiary Trust), a consolidated wholly-owned subsidiary of Southern Union, issued $100,000,000 of 9.48% Trust Originated Preferred Securities (Preferred Securities). In connection with the Subsidiary Trust's issuance of the Preferred Securities and the related purchase by Southern Union of all of the Subsidiary Trust's common securities (Common Securities), Southern Union issued to the Subsidiary Trust $103,092,800 principal amount of its 9.48% Subordinated Deferrable Interest Notes, due 2025 (Subordinated Notes). The sole assets of the Subsidiary Trust are the Subordinated Notes. The interest and other payment dates on the Subordinated Notes correspond to the distribution and other payment dates on the Preferred Securities and the Common Securities. Under certain circumstances, the Subordinated Notes may be distributed to holders of the Preferred Securities and holders of the Common Securities in liquidation of the Subsidiary Trust. The Subordinated Notes are redeemable at the option of the Company on or after May 17, 2000, at a redemption price of $25 per Subordinated Note plus accrued and unpaid interest. The Preferred Securities and the Common Securities will be redeemed on a pro rata basis to the same extent as the Subordinated Notes are repaid, at $25 per Preferred Security and Common Security plus accumulated and unpaid distributions. Southern Union's obligations under the Subordinated Notes and related agreements, taken together, constitute a full and unconditional guarantee by Southern Union of payments due on the Preferred Securities. As of March 31, 1998 and 1997, 4,000,000 shares of Preferred Securities were outstanding.

DEBT

                                          March 31,    June 30,
                                            1998         1997
                                          ---------    ---------
                                          (thousands of dollars)

7.60% Senior Notes due 2024..........     $ 384,515    $ 384,515
Other................................        15,069        2,329
                                          ---------    ---------
Total debt...........................       399,584      386,844
  Less current portion...............         1,367          687
                                          ---------    ---------
Total long-term debt.................     $ 398,217    $ 386,157
                                          =========    =========

The Company has availability under a $100,000,000 revolving credit facility (Revolving Credit Facility) underwritten by a syndicate of banks. The Company has additional availability under uncommitted line of credit facilities (Uncommitted Facilities) with various banks. Covenants under the Revolving Credit Facility allow for up to $35,000,000 of borrowings under
Uncommitted Facilities at any one time.   Borrowings under these
facilities are available for Southern Union's working capital, letter of credit requirements and other general corporate pur-poses. Amounts outstanding under these facilities at March 31, 1998 and May 8, 1998 totalled $17,000,000 and nil, respectively.

The Company is installing an Automated Meter Reading (AMR) system at Missouri Gas Energy. The installation of the AMR system will involve an investment of $27,000,000. The Company is accounting for this system as a capital lease obligation and has recorded an increase in plant and long-term debt of $3,158,000 and $13,061,000 during the three-and nine-month period ended
March 31, 1998, respectively.

UTILITY REGULATION AND RATES

Under the order of the Federal Energy Regulatory Commission, a major transporter of gas to Missouri Gas Energy is allowed recovery of certain unrecovered deferred gas costs with a remaining balance of $6,237,000 at March 31, 1998. Missouri Gas Energy is allowed to recover these costs from its customers through the PGA mechanism which

           SOUTHERN UNION COMPANY AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



is filed with and approved by the Missouri Public Service
Commission (MPSC). The receivable and liability associated with these costs have been recorded as a deferred charge and a deferred credit, respectively, on the consolidated balance sheet as of March 31, 1998 and 1997.

STOCK DIVIDEND

On December 10, 1997, Southern Union distributed its annual 5% common stock dividend to stockholders of record on November 21, 1997. Unless otherwise stated, all per share data included in the accompanying consolidated financial statements and in these Notes to Consolidated Financial Statements has been restated to give effect to the stock dividend.

YEAR 2000

The Company has established a committee and project team to coor-dinate the assessment, remediation, testing and implementation of the necessary modifications to its key computer applications (which consist of internally-developed computer applications, third party software, hardware and embedded chip systems) to assure that such systems and related processes will remain functional. The Company has already determined that its critical business computing systems, including both its customer informa-tion and administrative systems, are year 2000 compliant.

It is the Company's goal to ensure that all of its other systems and processes which are under its direct control remain functional. However, because certain systems may be interrelated with systems outside the control of the Company, there can be no assurances that all implementations will be successful. Management does not expect the costs to modify its systems or to correct any unsuc-cessful system implementations to have a material adverse impact on the Company's financial position, results of operations or cash flows.

CONTINGENCIES

On December 30, 1997, Southern Union settled the claims associated with the removal of hazardous substances from the site of a former coal gasification plant (Pine Street Canal Site) in Burlington, Vermont. The cost of the settlement did not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Southern Union and Western Resources, Inc. entered into an Environmental Liability Agreement (Environmental Liability Agree-ment) at the closing of the Missouri Acquisition. Subject to the accuracy of certain representations made by Western Resources in the Missouri Asset Purchase Agreement, the Environmental Liability Agreement provides for a tiered approach to the alloca-tion of substantially all liabilities under environmental laws that may exist or arise with respect to Missouri Gas Energy. At the present time and based upon information available to manage-ment, the Company believes that the costs of any remediation efforts that may be required for these sites for which it may ultimately have responsibility will not exceed the aggregate amount subject to substantial sharing by Western Resources.

In addition to various Missouri Gas Energy sites described above, the Company is investigating the possibility that the Company or predecessor companies may have been associated with Manufactured Gas Plant (MGP) sites in other of its former service territories, principally in Arizona and New Mexico, and present service terri-tories in Texas. At the present time, the Company is aware of certain plant sites in some of these areas and is investigating those and certain other locations.

The municipal owner of a property adjacent to one of the Com-pany's service locations has raised concerns over the continued operation of that property as a park due to its former use as a portion of an MGP site. The Texas Water Commission (TWC), in cooperation with the EPA, conducted a site inspection and pre-liminary assessment of this MGP site. Correspondence received from the TWC in 1989 concluded that the site "did not appear at the time of our inspection to pose an apparent threat to the public or the environment." Pending the performance of a risk assessment report, in April 1996 the city closed the park and subsequently permanently relocated the park recreational

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



activities. Based upon the health risk evaluation conclusions contained in a risk assessment report completed in November, 1997, the city is proceeding with plans to utilize the property for basketball courts and city parking. Based upon currently available information, Southern Union does not believe the outcome of this matter will have a material adverse effect on its financial position, results of operations or cash flows.

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

Pursuant to a 1989 MPSC order, Missouri Gas Energy is engaged in a major gas safety program in its service area. This program includes replacement of company- and customer-owned gas service and yard lines, the movement and resetting of meters, the replacement of cast iron mains and the replacement and cathodic protection of bare steel mains (Missouri Safety Program). In connection with this program, the MPSC issued an accounting authority order (AAO) in Case No. GO-94-234 in 1994 which autho-rized MGE to defer depreciation expenses, property taxes and carrying costs at a specified rate of 10.54% on the costs incurred in the Missouri Safety Program. This AAO was consistent with those which were issued by the MPSC from 1990 through 1993 to the predecessor owner of Missouri Gas Energy. Since
February 1, 1994, the Company has followed the specifications of the AAO as provided for by generally accepted accounting principles. The MPSC rate order of January 22, 1997, however, retroactively reduced the carrying cost rate applied by the Company on the expenditures incurred on the Missouri Safety Program since early 1994 to an Allowance for Funds Used During Construction (AFUDC) rate which ranged from 4% to 6% from October 1993 to January 1997. The Company is pursuing an appeal of that portion of the rate order in the Missouri State Court of Appeals, Western District. Absent a reversal of this part of the rate order, the Company will have to record a one-time $5,600,000 pre-tax write-off of the previously deferred carrying costs. Associated carrying costs deferred by the Company were $671,000 and $1,592,000 for the three and nine months ended March 31, 1998, respectively. The Company has not provided for any potential disallowance relative to this matter in its financial statements because it believes this part of the order is not lawful and that the related regulatory asset ultimately will be recovered in the future. The Company believes it will ultimately be successful in litigating this matter and, therefore, will not have a material adverse effect on its financial position, results of operations or cash flows.

Southern Union and its subsidiaries are parties to other legal proceedings that its management considers to be the normal kinds of actions to which an enterprise of its size and nature might be subject, and not to be material to the Company's overall business or financial condition, results of operations or cash flows.

As a result of the acquisition of Missouri Gas Energy, the Company assumed certain obligations related to a 1990 settlement of a Wyoming Tight Sands anti-trust claim. To secure the refund of the settlement proceeds, the MPSC authorized the establishment of an independently administered trust to collect cash receipts under the Tight Sands settlement and repay credit-facility borrowings used for the lump sum payment. In the event the trust did not receive cash payments from the gas suppliers as provided by the Tight Sands settlement agreements, the Company was com-mitted to pay its applicable portion of the amount owed the lender of the credit-facility borrowings. Due to excess cash payments received from gas suppiers, the Company's allocable portion of the credit-facility obligations have been fulfilled as of March 31, 1998, two years ahead of the original payment schedule. In accordance with the Wyoming Tight Sands agreement, the Company's portion of the onging cash payments received from the gas suppliers will be refunded to Missouri Gas Energy customers as specifically defined in the Company's Purchased Gas Adjustment tariff provisions.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The Company's principal line of business is the distribution of natural gas as a public utility through three divisions:
Southern Union Gas, Missouri Gas Energy and, effective January 1, 1998, Atlantic Utilities. In addition, subsidiaries of Southern Union have been established to support and expand natural gas sales and to capitalize on the Company's gas energy expertise. These subsidiaries market natural gas to end-users, operate natural gas pipeline systems, distribute propane and sell commercial gas air conditioning and other gas-fired engine-driven applications. By providing "one-stop shopping," the Company can serve its various customers' specific energy needs, which encompass substantially all of the natural gas distribution and sales businesses from natural gas sales to specialized energy consulting services. Certain subsidiaries own or hold interests in real estate and other assets, which are primarily used in the Company's utility business.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 and 1997
------------------------------------------

The Company recorded net earnings available for common stock of $16,249,000 for the three-month period ended March 31, 1998 com-pared with net earnings of $17,678,000 for the same period in 1997. Earnings per diluted share, based on weighted average com-mon and common share equivalents outstanding during the period were $.83 in 1998 compared with earnings per diluted share of $.95 in 1997. Weighted average common and common share equiva-lents increased 5% during the three-month period ended March 31, 1998 compared with 1997 due to the issuance of 755,650 shares of common stock as of December 31, 1997 in connection with the acquisition of Atlantic Utilities Corporation and Subsidiaries in Florida.

Operating revenues were $265,176,000 for the three-month period ended March 31, 1998, compared with operating revenues of $316,915,000 in 1997. Gas purchase costs for the three-month period ended March 31, 1998 were $170,500,000, compared with $215,994,000 in 1997. The Company's operating revenues are affected by the level of sales volumes and by the pass-through of increases or decreases in the Company's gas purchase costs through its purchased gas adjustment clauses. Additionally, revenues are affected by increases or decreases in gross receipts taxes (revenue-related taxes) which are levied on sales revenue as collected from customers and remitted to the various taxing authorities. The decrease in both operating revenues and gas purchase costs between periods was primarily the result of a 13% decrease in the average cost of gas from $4.13 per Mcf in 1997 to $3.59 per Mcf in 1998. The decrease in the average cost of gas was due to decreases in average spot market gas prices throughout the Company's distribution system as a result of seasonal impacts on demands for natural gas and the ensuing competitive pricing within the industry. Additionally, operating revenues and gas purchase costs were affected by a 10% decrease in gas sales volume to 46,978 MMcf in 1998 from 52,331 MMcf in 1997. The decrease in sales volumes was primarily due to significantly warmer weather in both the Missouri and Texas service areas during the three-month period ended March 31, 1998.

Weather for Missouri Gas Energy's service territories, which include the city of Kansas City, Missouri, was 85% of a 30-year measure for the three-month period ended March 31, 1998, compared with 95% in 1997. Southern Union Gas service territories, which include the cities of Austin and El Paso, experienced weather that was 84% of a 30-year measure in 1998, compared with 89% in 1997. About half of the customers served by Southern Union Gas are weather normalized.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Net operating margin (operating margin less revenue-related taxes) decreased 5% to $79,436,000 for the three-month period ended March 31, 1998 compared with the same period in 1997. Net operating margin decreased primarily from the reduction in gas sales volumes as a result of warmer weather throughout the Com-pany's service territories, as previously discussed. Addi-tionally contributing to the decrease in net operating margin for the three-month period ended March 31, 1998 were decreased revenues of $2,372,000 under a gas supply incentive plan approved by the Missouri Public Service Commission (MPSC) in July 1996. Under the plan, Southern Union and its Missouri customers share in certain savings below benchmark levels of gas costs incurred as a result of the Company's gas procurement activities. These items were partially offset by the Missouri rate increase, effective as of February 1, 1997, approved by the MPSC. This rate increase was for an $8,847,000 annual increase to revenues.

Operating expenses, which include operating, maintenance and general expenses, depreciation and amortization and taxes, other than on income and revenues, were $42,496,000 for the three-month period ended March 31, 1998, a decrease of $4,451,000, compared with $46,947,000 in 1997. The decrease is primarily a result of a $4,883,000 decrease in bad debt expense. The increase in natural gas prices during the three-month period ended March 31, 1997 caused many customers to receive significantly higher winter heating bills and resulted in an increase in delinquent customer accounts. Also contributing to the decrease in operating expenses were decreased media, advertising, travel and call center labor costs to inform customers of the significant price spikes in natural gas which were incurred during the three-month period ended March 31, 1997. These items were partially offset by an increase of $893,000 in depreciation and amortization and a $599,000 increase in taxes, other than on income and revenues, as a result of including certain costs into rate base that had been previously deferred.

Interest expense was $8,970,000 for the three-month period ended March 31, 1998, compared with $8,368,000 in 1997. The increase is primarily due to increased borrowings under the Company's various financing facilities during the three-month period ended March 31, 1998 compared to the same period in 1997. See "Debt" in the Notes to the Consolidated Financial Statements included herein.

Other income for the three-month period ended March 31, 1998 was $1,257,000, compared with $2,960,000 in 1997. Other income for the three-month period ended March 31, 1998 consisted principally of $526,000 related to the deferral of interest and other expenses associated with the Missouri Gas Energy Safety Program and net rental income from Lavaca Realty Company (Lavaca Realty), the Company's real estate subsidiary, of $269,000. Other income for 1997 included realized gains on the sale of investment securities of $1,786,000, the deferral of interest and other expenses associated with the Missouri Gas Energy Safety Program of $1,030,000 and net rental income from Lavaca Realty of $370,000.

For the three-month period ended March 31, 1998, federal and state income taxes decreased $935,000, or 8%, over the same period in 1997 due to lower pre-tax earnings as discussed above. The Company's consolidated federal and state effective income tax rate was 39% for the three months ended March 31, 1998, compared with 40% in 1997.

The three-month period ended March 31 is generally the Company's most profitable quarter. Because Missouri Gas Energy's rate structure collects a greater percentage of its margin in the winter heating season months, operating losses are expected during the upcoming quarters ended June 30 and September 30, 1998.

Nine Months Ended March 31, 1998 and 1997
-----------------------------------------

The Company recorded net earnings available for common stock of $21,077,000 for the nine-month period ended March 31, 1998, compared with net earnings of $21,934,000 for the same period in 1997. Earnings per diluted share, based on weighted average common and common share equivalents outstanding during the period, were $1.11 in 1998 compared with earnings per diluted share of $1.18 in 1997.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Operating revenues were $560,377,000 for the nine-month period ended March 31, 1998, compared with operating revenues of $629,208,000 in 1997. Gas purchase costs for the nine-month period ended March 31, 1998 were $346,775,000 compared with $410,354,000 in 1997. The decrease in both operating revenues and gas purchase costs between periods was primarily the result of a 9% decrease in the average cost of gas from $3.92 in 1997 to $3.55 per Mcf in 1998, due to decreases in average spot market gas prices. Additionally, operating revenues and gas purchase costs were affected by a 7% decrease in gas sales volume to 96,791 MMcf in 1998 from 104,544 MMcf in 1997. The decrease in sales volumes was primarily due to warmer weather in the Missouri service areas during the nine-month period ended March 31, 1998.

Missouri Gas Energy's service territories experienced weather which was 91% of a 30-year measure for the nine months ended March 31, 1998 compared with 101% in 1997. Weather for Southern Union Gas service territories for the nine-month period ended March 31, 1998 was 97% of a 30-year measure compared with 89% in 1997.

Net operating margin decreased 1% to $183,729,000 for the nine-onth period ended March 31, 1998 compared with the same period in 1997. Net operating margin decreased primarily from the reduc-tion in volumes as a result of warmer weather in the Missouri service territories, which was partially offset by the impact of the Missouri rate increase, both previously discussed.

Operating expenses were $118,856,000 for the nine-month period ended March 31, 1998, a decrease of $3,268,000, compared with $122,124,000 in 1997. The decrease is primarily a result of a $5,667,000 decrease in bad debt expense and decreases in certain operating expenses associated with informing customers about natural gas price increases in 1997, both previously discussed. These items were partially offset by an increase of $3,158,000 in depreciation and amortization and a $1,552,000 increase in taxes, other than on income and revenues as a result of including certain costs into rate base that had been previously deferred.

Interest expense was $26,544,000 for the nine-month period ended March 31, 1998, compared with $25,397,000 in 1997. The increase in interest expense is primarily from increased borrowings under the Company's various financing facilities, previsouly discussed. See "Debt" in the Notes to the Consolidated Financial Statements for the quarter ended March 31, 1998.

Other income for the nine-month period ended March 31, 1998 was $3,619,000 compared with $5,758,000 in 1997. Other income in 1998 included $1,246,000 related to the deferral of interest and other expenses associated with the Missouri Gas Energy Safety Program, realized gains on the sale of investment securities of $1,088,000 and net rental income from Lavaca Realty of $756,000. Other income for 1997 included $4,281,000 related to the deferral of interest and other expenses associated with the Missouri Gas Energy Safety Program, realized gains on the sale of investment securities of $2,545,000 and net rental income from Lavaca Realty of $1,068,000. This was partially offset by the write-off of $1,150,000 of acquisition-related costs as a result of termina-tion of various acquisition activities.

For the nine-month period ended March 31, 1998, federal and state income taxes decreased $560,000 over the same period in 1997.
The Company's consolidated federal and state effective income tax rate was 39% and 40% for the nine months ended March 31, 1998 and 1997, respectively.

Twelve Months Ended March 31, 1998 and 1997
-------------------------------------------

The Company recorded net earnings available for common stock of $18,174,000 for the twelve-month period ended March 31, 1998 compared with net earnings of $19,076,000 in 1997. Earnings per diluted share based on weighted average common and common share equivalents outstanding during the period were $.96 in 1998 compared with earnings per diluted share of $1.03 in 1997.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Operating revenues were $648,200,000 for the twelve-month period ended March 31, 1998, compared with operating revenues of $723,404,000 in 1997. Gas purchase costs for the twelve-month period ended March 31, 1998 were $385,609,000, compared with gas purchase costs of $459,008,000 in 1997. The decrease in both operating revenues and gas purchase costs between periods was primarily the result of a 13% decrease in the average cost of gas from $3.85 in 1997 to $3.35 per Mcf in 1998, due to decreases in average spot market gas prices. Additionally, operating revenues and gas purchase costs were affected by a 4% decrease in gas sales volume to 113,963 MMcf in 1998 from 119,087 MMcf in 1997. The decrease in sales volumes was primarily due to warmer weather in the Missouri service areas during the twelve-month period ended March 31, 1998.

Missouri Gas Energy's service territories experienced weather that was 95% of the 30-year measure for the twelve-month period ended March 31, 1998 compared with 102% in 1997. Weather for Southern Union Gas service territories for the twelve-month period ended March 31, 1998 was 103% of a 30-year measure com-pared with 93% in 1997.

Net operating margin increased 1% to $226,942,000 for the twelve-month period ended March 31, 1998 compared with the same period in 1997. Net operating margin increased primarily due to colder weather and increased volumes in Texas service territories and the Missouri rate increase, both previously discussed. This was partially offset by a reduction in volumes in Missouri as a result of the warmer winter weather in the Missouri service territories.

Operating expenses were $153,602,000 for the twelve-month period ended March 31, 1998, a decrease of $7,834,000, compared with operating expenses of $161,436,000 in 1997. The decrease is primarily a result of a $5,867,000 decrease in bad debt expense and decreases in certain operating expenses associated with informing customers about natural gas price increases in 1997, both previously discussed. These items were partially offset by an increase of $4,359,000 in depreciation and amortization and a $1,459,000 increase in taxes, other than on income and revenues as a result of including certain costs into rate base that had been previously deferred.

Interest expense was $34,613,000 for the twelve-month period ended March 31, 1998, compared with $33,929,000 in 1997. The increase is primarily due to increased borrowings under the various financing facilities during the twelve-month period ended March 31, 1998 compared to the same period in 1997. See "Debt" in the Notes to the Consolidated Financial Statements for the quarter ended March 31, 1998.

Other income for the twelve-month period ended March 31, 1998 was $741,000 compared with $12,494,000 in 1997. Other income for the twelve-month period ended March 31, 1998 included $1,088,000 in realized gains on the sale of investment securities, net rental income from Lavaca Realty Company of $1,017,000 and $694,000 related to the deferral of interest and other expenses associated with the Missouri Gas Energy Safety Program. This was partially offset by $2,150,000 for the settlement of certain billing errors at Missouri Gas Energy. Other income for 1997 included $6,283,000 related to the deferral of interest and other expenses associated with the Missouri Gas Energy Safety Program, realized gains on the sale of investment securities of $2,545,000, a pre-tax gain of $2,050,000 on the sale of Western Gas Interstate and other operations, a $1,488,000 gain on the repurchase of Senior Notes and net rental income from Lavaca Realty of $1,423,000. This was partially offset by the write-off of $1,150,000 of acquisition-related costs.

For the twelve-month period ended March 31, 1998, federal and state income taxes decreased $2,029,000 over the same period in 1997 due to a reduction in pre-tax earnings as discussed above. The Company's consolidated federal and state effective income tax rate was 39% for the twelve-month period ended March 31, 1998 compared with 42% in 1997.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following table sets forth certain information regarding the Company's gas utility operations for the three- and twelve-month periods ended March 31, 1998 and 1997:

                              Three Months       Twelve Months
                             Ended March 31,    Ended March 31,
                              1998     1997      1998     1997
                            -------- --------  -------- --------

Average number of gas
  sales customers served:
    Residential..........    892,732  872,757   876,136  861,244
    Commercial...........     90,819   88,785    86,858   86,160
    Industrial and
      irrigation.........        560      650       569      618
    Pipeline and
      marketing..........        226      193       223      232
    Public authorities
      and other..........      2,841    2,644     2,743    2,689
                            -------- --------  -------- --------
        Total average
          customers
          served.........    987,178  965,029   966,529  950,943
                            ======== ========  ======== ========

Gas sales in millions of
  cubic feet (Mmcf):
    Residential..........     31,351   34,333    64,791   69,103
    Commercial...........     12,763   14,411    28,220   31,143
    Industrial and
      irrigation.........        504      586     1,658    2,296
    Pipeline and
      marketing..........      5,113    6,098    16,707   16,772
    Public authorities
      and other..........      1,280    1,375     2,714    2,791
                            -------- --------  -------- --------
        Gas sales billed.     51,011   56,803   114,089  122,105
    Net change in
      unbilled gas sales.     (4,033)  (4,472)     (127)  (3,018)
                            -------- --------  -------- --------
        Total gas sales..     46,978   52,331   113,963  119,087
                            ======== ========  ======== ========

Gas sales revenues
  (thousands of dollars):
    Residential..........   $181,858 $216,895  $397,670 $450,323
    Commercial...........     72,435   89,821   153,509  181,421
    Industrial and
      irrigation.........      2,484    3,455     7,741   10,409
    Pipeline and
      marketing..........     12,025   18,211    39,484   46,313
    Public authorities
      and other..........      4,918    6,760    11,160   13,147
                            -------- --------  -------- --------
        Gas sales reve-
          nues billed....    273,720  335,142   609,563  701,613
    Net change in
      unbilled gas sales
      revenues...........    (21,417) (31,463)    1,212  (13,406)
                            -------- --------  -------- --------
        Total gas sales
          revenues.......   $252,303 $303,679  $610,776 $688,207
                            ======== ========  ======== ========

Gas sales margin
  (thousands of dollars).   $ 83,571 $ 87,681  $228,337 $229,673
                            ======== ========  ======== ========

Gas sales revenue per
  thousand cubic feet
  (Mcf) billed:
    Residential..........   $  5.801 $  6.317  $  6.138 $  6.517
    Commercial...........      5.675    6.233     5.440    5.825
    Industrial and
      irrigation.........      4.928    5.896     4.667    4.534
    Pipeline and
      marketing..........      2.352    2.986     2.363    2.761
    Public authorities
      and other..........      3.843    4.916     4.113    4.710

Weather effect:
  Degree days:
    Southern Union Gas
      service
      territories........      1,055    1,092     2,131    1,919
    Missouri Gas Energy
      service
      territories........      2,388    2,661     4,982    5,353
  Percent of normal,
    based on 30-year
    measure:
      Southern Union Gas
        service
        territories......        84%      89%      103%      93%
      Missouri Gas
        Energy service
        territories......        85%      95%       95%     102%

Gas transported in
  millions of cubic feet
  (Mmcf).................     15,231   17,310    63,446   62,747
Gas transportation reve-
  nues (thousands of
  dollars)...............   $  6,221 $  6,779  $ 20,066 $ 20,903

--------------------

The above information does not include the operations of Atlantic
Utilities Corporation and Subsidiaries or the Company's 42% equity ownership in a natural gas distribution company serving
Piedras Negras, Mexico.

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




REGULATORY MATTERS

Missouri Gas Energy filed a $27,800,000 request for a rate increase with the MPSC on October 3, 1997. New rates will become effective on September 2, 1998 unless the case is settled earlier. The increase includes: recovery of the ongoing Missouri Safety Program Costs; investments in customer service, including the first phases of Automated Meter Reading technology; and higher bad debt expense. The Company's proposed rates would recover a larger percentage of fixed costs through the monthly customer charge and a smaller percentage through the volumetric charge.

On April 13, 1998 Southern Union Gas filed for a $2,228,000 request for a rate increase from the city of El Paso. In turn, on April 21, 1998, the city council of El Paso voted to reduce the Company's rates by $1,570,000 annually. The Company intends to appeal the council's actions to the Texas Railroad Commission, which has final authorization on natural gas rates in the state.

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

The principal source of funds during the three-month period ended March 31, 1998 included $7,247,000 from the acquisition of operations, net of cash received and $88,597,000 in cash flow from operations. These sources provided funds for additions to property, plant and equipment of $12,653,000 and $76,800,000 in net repayments under the Company's financing facilities.

The principal sources of funds during the nine-month period ended March 31, 1998 included $32,659,000 in cash flow from operations, $6,531,000 from the sale of investment securities, $6,502,000 from the acquisition of operations, net of cash received and $15,400,000 from the Company's revolving and uncommitted credit facilities. These sources provided funds for additions to property, plant and equipment of $51,828,000, $5,000,000 for the purchase of investment securities and other seasonal working capital needs of the Company.

The effective interest rate under the Company's current debt structure is 8.1% (including interest and the amortization of debt issuance costs and redemption premiums on refinanced debt).

The Company has availability under a $100,000,000 revolving credit facility (Revolving Credit Facility) underwritten by a syndicate of banks. The Company had additional availability under uncommitted line of credit facilities (Uncommitted Facilities) with various banks. Covenants under the Revolving Credit Facility allow for up to $35,000,000 of borrowings under Uncommitted Facilities at any one time. Borrowings under these facilities are available for Southern Union's working capital, letter of credit requirements and other general corporate pur-poses. Amounts outstanding under these facilities at March 31, 1998 and May 8, 1998 were $17,000,000 and nil, respectively.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              SOUTHERN UNION COMPANY
                              ----------------------
                                  (Registrant)





Date  May 14, 1998            By:  RONALD J. ENDRES
     --------------                ----------------
                                   Ronald J. Endres
                                   Executive Vice President and
                                   Chief Financial Officer



Date  May 14, 1998            By:  DAVID J. KVAPIL
     -------------                 ---------------
                                   David J. Kvapil
                                   Senior Vice President and
                                   Corporate Controller
                                   (Principal Accounting Officer)