Form 10-K/A
period 1997-06-30
SOUTHERN UNION CO
filed 1998-06-26
CIK 203248

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

=================================================================

                         EXHIBIT INDEX



Exhibit
  No.                          Description
-------    ------------------------------------------------------

  28.1 Financial Statements and Supplemental Schedules required by Form 11-K for the Southern Union Savings
           Plan for the fiscal year ended December 31, 1997*.


---------------------

*The financial statements and supplemental schedules of the Southern Union Savings Plan have been filed in paper.

                         SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.








Dated:  June 26, 1998         SOUTHERN UNION COMPANY

                              By:  DAVID J. KVAPIL
                                   ---------------
                                   David J. Kvapil
                                   Senior Vice President and
                                     Corporate Controller
                                   (Principal Accounting Officer)