Form 10-K
period 1998-06-30
SOUTHERN UNION CO
filed 1998-09-28
CIK 203248

=================================================================

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D. C.  20549

                         FORM 10-K

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
     SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended June 30, 1998

                             OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
     SECURITIES EXCHANGE ACT OF 1934

                    Commission File No. 1-6407

                      SOUTHERN UNION COMPANY
       (Exact name of registrant as specified in its charter)

           Delaware                            75-0571592
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)

    504 Lavaca Street, Eighth Floor                78701
              Austin, Texas                      (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code:
                        (512)  477-5852

  Securities Registered Pursuant to Section 12(b) of the Act:

      Title of each class          Name of each exchange on which
                                              registered
    -----------------------        ------------------------------
  Common Stock, par value $1           New York Stock Exchange
           per share

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 14, 1998, was $323,399,975. The number of shares of the registrant's Common
Stock outstanding on September 14, 1998 was 28,210,385.

             DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for its annual meeting of stockholders to be held on November 12, 1998, are incorporated by reference into Part III.


=================================================================
                           PART I



ITEM 1.    Business.

                        Introduction

Southern Union Company (Southern Union and together with its sub-sidiaries, the Company) was incorporated under the laws of the State of Delaware in 1932. Southern Union is one of the top 15 gas utilities in the United States, as measured by number of cus-tomers. The Company's principal line of business is the distri-bution of natural gas as a public utility through Southern Union Gas, Missouri Gas Energy (MGE) and Atlantic Utilities, doing business as South Florida Natural Gas (SFNG), each of which is a division of Southern Union. Southern Union Gas, headquartered in Austin, Texas, serves 511,000 residential, commercial, indus-trial, agricultural and other customers in Texas (including the cities of Austin, Brownsville, El Paso, Galveston, Harlingen, McAllen and Port Arthur). MGE, headquartered in Kansas City, Missouri, serves 482,000 customers in central and western Missouri (including the cities of Kansas City, St. Joseph, Joplin and Monett). The diverse geographic area of the Company's natural gas distribution systems reduces the sensitivity of Southern Union's operations to weather risk and local economic conditions. See Acquisitions.

Subsidiaries of Southern Union have been established to support and expand natural gas sales and to capitalize on the Company's gas energy expertise. These subsidiaries market natural gas to end-users, operate natural gas pipeline systems, distribute pro-pane and sell commercial gas air conditioning and other gas-fired engine-driven applications. By providing "one-stop shopping," the Company can serve its various customers' specific energy needs, which encompass substantially all of the natural gas dis tribution and sales businesses from natural gas sales to specialized energy consulting services. The Company distributes propane to 8,500 and 800 customers in Texas and Florida, respec-tively. Additionally, certain subsidiaries own or hold interests in real estate and other assets, which are primarily used in the Company's utility business. Central to all of the Company's present businesses and strategies is the sale and transportation of natural gas. See Company Operations and Investments.

The Company is a sales and market-driven energy company whose management is committed to achieving profitable growth of its utility businesses in an increasingly competitive business environment. Management's strategies for achieving these objec-tives principally consist of: (i) promoting new sales oppor-tunities and markets for natural gas and propane; (ii) enhancing financial and operating performance; and (iii) expanding the Com-pany through development of existing utility businesses and selective acquisition of new utility businesses. Management develops and continually evaluates these strategies and their implementation by applying their experience and expertise in analyzing the energy industry, technological advances, market opportunities and general business trends. Each of these strategies, as implemented throughout the Company's existing businesses, reflects the Company's commitment to its core gas utility business.

The Company has a goal of selected growth and expansion, pri-marily in the utilities industry. To that extent, the Company intends to consider, when appropriate, and if financially practicable to pursue, the acquisition of other utility distribu tion or transmission businesses. The nature and location of any such properties, the structure of any such acquisitions, and the method of financing any such expansion or growth will be deter mined by management and the Southern Union Board of Directors. See Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A) -- Cautionary Statement Regarding Forward-Looking Information.

                          Acquisitions

Effective December 31, 1997, Southern Union acquired Atlantic Utilities Corporation and Subsidiaries (Atlantic) for 755,650 pre-split shares of common stock valued at $18,041,000 and cash of $4,436,000. Atlantic is operated as SFNG, a natural gas division of Southern Union, and Atlantic Gas Corporation, a propane subsidiary of the Company. Atlantic currently serves 4,800 customers in central Florida.

On July 23, 1997, two subsidiaries of Southern Union acquired a 42% equity ownership in a natural gas distribution company and other related operations in Piedras Negras, Mexico for $2,700,000. The natural gas distribution company serves 17,500 customers and is across the border from the Company's Eagle Pass, Texas service area. On September 8, 1997, the Company purchased a 45-mile intrastate pipeline, which will augment the Company's gas supply to the city of Eagle Pass and, subject to necessary regulatory approvals, ultimately Piedras Negras.

               Company Operations and Investments

The Company's principal line of business is the distribution of natural gas through its Southern Union Gas, MGE and SFNG divi-sions. Southern Union Gas provides service to a number of com-munities and rural areas in Texas, including the municipalities of Austin, Brownsville, El Paso, Galveston, Harlingen, McAllen and Port Arthur. MGE provides service to various cities and com munities in central and western Missouri including Kansas City, St. Joseph, Joplin and Monett. SFNG provides service to various cities and communities in central Florida including New Smyrna Beach and Edgewater. SFNG had gas sales of 145 MMcf during the six months ended June 30, 1998 to 4,000 customers. The Company's gas utility operations are generally seasonal in nature, with a significant percentage of its annual revenues and earnings occurring in the traditional winter heating season.

Mercado Gas Services Inc. (Mercado), a wholly-owned subsidiary of Southern Union, markets natural gas to approximately 200 commer-cial and industrial customers. Mercado's sales and purchasing activities are made through short-term and long-term contracts. These contracts and business activities are not subject to direct rate regulation. Mercado had gas sales of 18,352 MMcf and 18,485 MMcf for the year ended June 30, 1998 and 1997, respectively.

Southern Transmission Company (Southern), a wholly-owned sub-sidiary of Southern Union, owns and operates intrastate pipelines which connect the cities of Lockhart, Luling, Cuero, Shiner, Yoakum, and Gonzales, Texas, as well as a line that provides gas to an industrial customer in Port Arthur, Texas. Southern also owns a transmission line which supplies gas to the community of Sabine Pass, Texas. On September 8, 1997, Southern purchased a 45-mile intrastate pipeline which will augment gas supply to the city of Eagle Pass, Texas, and ultimately into Piedras Negras, Mexico. Southern transported 915 MMcf and 707 MMcf of gas for the year ended June 30, 1998 and 1997, respectively.

Norteno Pipeline Company (Norteno), a wholly-owned subsidiary of Southern Union, operates interstate pipeline systems principally serving the Company's gas distribution properties in the El Paso, Texas area. Norteno transported a combined 11.49 billion cubic feet (Bcf) for the city of Juarez, Mexico and the Samalayuca Power Plant in north Mexico in fiscal 1998. Norteno transported 11,538 MMcf and 17,070 MMcf of gas for the year ended June 30, 1998 and 1997, respectively.

SUPro Energy Company (SUPro), a wholly-owned subsidiary of Southern Union, provides propane gas services to 8,500 customers located principally in El Paso and Alpine, Texas. SUPro sold 5,125,000 and 2,417,000 gallons of propane in 1998 and 1997, respectively.

Atlantic Gas Corporation, a wholly-owned subsidiary of Southern Union, provides propane gas services to 800 customers located in and around the communities of New Symrna Beach, Lauderhill and Dunnellon, Florida. Atlantic Gas Corporation sold 633,000 gal-lons of propane during the six months ended June 30, 1998.

Energy WorX, a wholly-owned subsidiary of Southern Union, pro-vides interactive computer-based training for the natural gas transmission and distribution industry.

Southern Union Total Energy Systems, Inc., a wholly-owned sub-sidiary of Southern Union, markets and sells commercial gas air conditioning, irrigation pumps and other gas-fired engine-driven applications and related services.

Southern Union Energy International, Inc. (SUEI) and Southern Union International Investments, Inc. (Investments), both wholly-owned subsidiaries of Southern Union, participate in energy-related projects internationally. Energia Estrella del Sur,
S. A. de C. V. (Estrella), a wholly-owned Mexican subsidiary of SUEI and Investments, seek to participate in energy-related projects in Mexico. On July 23, 1997, Estrella acquired a 42% equity ownership in a natural gas distribution company and other related operations which currently serves 17,500 customers in Piedras Negras, Mexico, across the border from Southern Union Gas' Eagle Pass, Texas service area.

ConTigo, Inc., a wholly-owned subsidiary of Southern Union formed in January 1996, provides centralized call center services for the majority of the Texas service areas.

During fiscal 1998, the Company made an equity investment in a leading developer of advanced gas turbine-driven generator tech-nology. The Company also holds investments in commercially developed real estate in Austin, El Paso, Harlingen and Kansas City through Southern Union's wholly-owned subsidiary, Lavaca Realty Company (Lavaca Realty).

                          Competition

The Company's gas distribution divisions are not currently in significant direct competition with any other distributors of natural gas to residential and small commercial customers within their service areas. However, in recent years, certain large volume customers, primarily industrial and significant commercial customers, have had opportunities to access alternative natural gas supplies and, in some instances, delivery service from other pipeline systems. The Company has offered transportation arrangements to customers who secure their own gas supplies. These transportation arrangements, coupled with the efforts of Southern Union's unregulated marketing subsidiary, Mercado, enable the Company to provide competitively priced gas service to these large volume customers. In addition, the Company has suc cessfully used flexible rate provisions, when needed, to retain customers who may have access to alternative energy sources.

As energy providers, Southern Union Gas, MGE and SFNG have his-torically competed with alternative energy sources, particularly electricity and also propane, coal, natural gas liquids and other refined products available in the Company's service areas. At present rates, the cost of electricity to residential and commer-cial customers in the Company's service areas generally is higher than the effective cost of natural gas service. There can be no assurance, however, that future fluctuations in gas and electric costs will not reduce the cost advantage of natural gas service. The cost of expansion for peak load requirements of electricity in some of Southern Union Gas' and MGE's service areas has his-torically provided opportunities to allow energy switching to natural gas pursuant to integrated resource planning techniques. Electric competition has responded by offering equipment rebates and incentive rates.

Competition between the use of fuel oils, natural gas and pro-pane, particularly by industrial, electric generation and agri-cultural customers, has also increased due to the volatility of natural gas prices and increased marketing efforts from various energy companies. While competition between such fuels is generally more intense outside the Company's service areas, this competition affects the nationwide market for natural gas. Addi tionally, the general economic conditions in its service areas continue to affect certain customers and market areas, thus impacting the results of the Company's operations.

                         Gas Supply

The low cost of natural gas service is dependent upon the Com-pany's ability to contract for natural gas using favorable mixes of long-term and short-term supply arrangements and favorable transportation contracts. The Company has been directly acquiring its gas supplies since the mid-1980s when interstate pipeline systems opened their systems for transportation service. The Company has the organization, personnel and equipment neces sary to dispatch and monitor gas volumes on a daily and even hourly basis to ensure reliable service to customers.

The Federal Energy Regulatory Commission (FERC) required the "unbundling" of services offered by interstate pipeline companies beginning in 1992. As a result, gas purchasing and transporta-tion decisions and associated risks have been shifted from the pipeline companies to the gas distributors. The increased demands on distributors to effectively manage their gas supply in an environment of volatile gas prices provides an advantage to distribution companies such as Southern Union who have demon strated a history of contracting favorable and efficient gas supply arrangements in an open market system.

The majority of Southern Union Gas' 1998 gas requirements for utility operations were delivered under long-term transportation contracts through five major pipeline companies. The majority of MGE's 1998 gas requirements were delivered under short- and long-term transportation contracts through four major pipeline com panies. The majority of SFNG's 1998 gas requirements were delivered under a management supply contract through one major pipeline company. These contracts have various expiration dates ranging from 1999 through 2018. Southern Union Gas also pur-chases significant volumes of gas under long- and short-term arrangements with suppliers. The amounts of such short-term pur-chases are contingent upon price. Southern Union Gas, MGE and SFNG all have firm supply commitments for all areas that are sup-plied with gas purchased under short-term arrangements. MGE also holds contract rights to over 16 Bcf of storage capacity to assist in meeting peak demands.

Gas sales and/or transportation contracts with interruption pro-visions, whereby large volume users purchase gas with the under-standing that they may be forced to shut down or switch to alternate sources of energy at times when the gas is needed for higher priority customers, have been utilized for load management by Southern Union and the gas industry as a whole for many years. In addition, during times of special supply problems, curtail ments of deliveries to customers with firm contracts may be made in accordance with guidelines established by appropriate federal and state regulatory agencies. There have been no supply-related curtailments of deliveries to Southern Union Gas, MGE or SFNG utility sales customers during the last ten years.

During fiscal 1997, the Company was impacted by significant increases in natural gas prices. The following table shows, for each of the Company's principal utility service areas, the per-centage of gas utility revenues and sales volume for the years ended June 30, 1998 and 1997 and the average cost per thousand cubic feet (Mcf) of gas in 1998 and 1997.

                                      Percent of
                         Percent of      Gas
                            Gas         Utility
                           Utility       Sales      Average Cost
   Service Area           Revenues       Volume       Per Mcf
--------------------     ----------   ----------   --------------
                         1998  1997   1998  1997    1998    1997
                         ----  ----   ----  ----   ------  ------

Southern Union Gas
  Austin and
    South Texas.....       12    12     11    11   $ 3.14  $ 3.47
  El Paso and
    West Texas......       13    13     17    16     2.67    3.36
  Rio Grande
    Valley..........        4     4      4     3     3.23    3.90
  Other.............        5     6      6     6     3.02    3.33
                         ----  ----   ----  ----
                           34    35     38    36
Missouri Gas Energy.       66    65     62    64     4.05    4.08
                         ----  ----   ----  ----
                          100   100    100   100
                         ====  ====   ====  ====

The Company is committed under various agreements to purchase certain quantities of gas in the future. At June 30, 1998, the Company has purchase commitments for certain quantities of gas at variable, market-based prices. These market-based price commit ments have an annual value of $45,900,000 for Southern Union Gas and $65,900,000 for MGE. SFNG has no market-based price commit-ments at June 30, 1998. The Company's purchase commitments may extend over a period of several years depending upon when the required quantity is purchased. The Company has purchase gas tariffs in effect for all its utility service areas that provide for recovery of its purchase gas costs under defined methodolo-gies.

In August 1997, the Missouri Public Service Commission (MPSC) issued an order authorizing MGE to begin making semi-annual pur-chase gas adjustments (PGA) in November and April, instead of more frequent adjustments as in the past. Additionally, the order authorized MGE to establish an Experimental Price Stabili-zation Fund for purposes of procuring natural gas financial instruments to hedge a minimal portion of its gas purchase costs for the winter heating season. The cost of purchasing these financial instruments and any gains derived from such activities are passed on to the Missouri customers through the PGA. Accordingly, there is no earnings impact as a result of the use of these financial instruments. These procedures help stabilize the monthly heating bills for Missouri customers. The Company believes it bears minimal risk under the authorized transactions.

The MPSC approved a three year, experimental gas supply incentive plan for MGE effective July 1, 1996. Under the plan, the Company and MGE's customers share in certain savings below benchmark levels of gas costs achieved as a result of the Company's gas procurement activities. Likewise, if natural gas is acquired above benchmark levels, both the Company and customers share in such costs. For the year ended June 30, 1998 and 1997, the incentive plan achieved a reduction of overall gas costs of $9,200,000 and $10,200,000, respectively, resulting in savings to Missouri customers of $5,100,000 and $5,600,000, respectively. The Company recorded revenues of $4,100,000 and $4,600,000 in 1998 and 1997, respectively, under this plan. There can be no assurance that this or any similar plan will be approved by the MPSC for MGE after this plan expires on July 1, 1999.

                   Utility Regulation and Rates

The Company's rates and operations are subject to regulation by local, state and federal authorities. In Texas, municipalities have primary jurisdiction over natural gas rates within their respective incorporated areas. Rates in adjacent environs and appellate matters are the responsibility of the Railroad Commis-sion of Texas. In Missouri, natural gas rates are established by the MPSC on a system-wide basis. In Florida, natural gas rates are established by the Florida Public Service Commission on a system-wide basis. The FERC and the Railroad Commission of Texas have jurisdiction over rates, facilities and services of Norteno and Southern, respectively.

The Company holds non-exclusive franchises with varying expira-tion dates in all incorporated communities where it is necessary to carry on its business as it is now being conducted. In the five largest cities in which the Company's utility customers are located, such franchises expire as follows: Kansas City, Missouri in 1998; El Paso, Texas in 2000; Austin, Texas in 2006; and Port Arthur, Texas in 2013. The franchise in St. Joseph, Missouri is perpetual. The Company fully expects these franchises to be renewed upon their expiration.

Gas service rates are established by regulatory authorities to permit utilities the opportunity to recover operating, adminis-trative and financing costs, and the opportunity to earn a reasonable return on equity. Gas costs are billed to customers through purchase gas adjustment clauses which permit the Company to adjust its sales price as the cost of purchased gas changes. This is important because the cost of natural gas accounts for a significant portion of the Company's total expenses. The appro-priate regulatory authority must receive notice of such adjust-ments prior to billing implementation.

The Company must support any service rate changes to its regulators using a historic test year of operating results adjusted to normal conditions and for any known and measurable revenue or expense changes. Because the regulatory process has certain inherent time delays, rate orders may not reflect the operating costs at the time new rates are put into effect.

The monthly customer bill contains a fixed service charge, a usage charge for service to deliver gas, and a charge for the amount of natural gas used. While the monthly fixed charge pro-vides an even revenue stream, the usage charge increases the Com-pany's annual revenue and earnings in the traditional heating load months when usage of natural gas increases. In recent years, the majority of the Company's rate increases in Texas have resulted in increased monthly fixed charges which help stabilize earnings. Weather normalization clauses, in place in Austin, El Paso service area cities other than the City of El Paso, Galves-ton, Port Arthur and two other service areas in Texas, also help stabilize earnings. The city of El Paso had approved implementa-tion of a weather normalization clause effective September 1, 1996, but rescinded the clause effective February 1, 1997.

On August 21, 1998, MGE was notified by the MPSC of its decision to grant a $13,300,000 annual increase to revenue effective on September 2, 1998. The MPSC Rate Order reflected a 10.93% return on common equity. The Rate Order, however, disallowed certain previously recorded deferred costs requiring a non-cash write-off of $2,221,000. Though the Company has requested a rehearing on significant portions of these disallowances, generally accepted accounting principles require the Company to immediately record this charge to earnings which Southern Union did as of June 30, 1998.

On April 13, 1998 Southern Union Gas filed for a $2,228,000 request for a rate increase from the city of El Paso, a request the city subsequently denied. On April 21, 1998, the city council of El Paso voted to reduce the Company's rates by $1,570,000 annually and to order a one-time cost of gas refund of $475,000. The Company has appealed both of the council's actions to the Railroad Commission of Texas and expects a decision by the end of calendar year 1998.

On January 22, 1997, MGE was notified by the MPSC of its decision to grant an $8,847,000 annual increase to revenue effective on February 1, 1997. Pursuant to a 1989 MPSC order, MGE is engaged in a major gas safety program in its service area (Missouri Safety Program). In connection with this program, the MPSC issued an accounting authority order (AAO) in Case No. GO-92-234 in 1994 which authorized MGE to defer depreciation expenses, property taxes and carrying costs at a rate of 10.54% on the costs incurred in the Missouri Safety Program. This AAO was con-sistent with those which were issued by the MPSC from 1990 to 1993 to MGE's prior owner. The MPSC rate order of January 22, 1997, however, retroactively reduced the carrying cost rate applied by the Company on the expenditures incurred on the Missouri Safety Program since early 1994 to an Allowance for Funds Used During Construction (AFUDC) rate of approximately 6%. The Company filed an appeal of that portion of the rate order in the Missouri State Court of Appeals, Western District. On
August 18, 1998, the Missouri State Court of Appeals denied the Company's appeal resulting in a one-time non-cash write-off of $5,942,000 of previously recorded deferred costs which was recorded as of June 30, 1998. The Company believes that the inconsistent treatment by the MPSC in subsequently changing to the AFUDC rate from the previously ordered 10.54% rate consti-tutes retroactive ratemaking. Unfortunately, the decision by the Missouri State Court of Appeals failed to address certain specific language within the 1994 AAO that the Company believed prevented the MPSC from retroactively changing the carrying cost rate. Southern Union will seek a transfer of the case to the Missouri Supreme Court; however, the likelihood of transfer is uncertain. See MD&A -- Cautionary Statement Regarding Forward-Looking Information and Commitments and Contingencies in the Notes to the Consolidated Financial Statements.

On September 18, 1997, the MPSC approved a global settlement among the Company, the Missouri Office of Public Counsel (OPC) and MPSC staff to resolve complaints brought by the OPC and the MPSC staff regarding billing errors during the 1995/1996 and 1996/1997 winter heating seasons. The settlement called for credits to gas bills by MGE totaling $1,575,000 to those custo-mers overbilled and a $550,000 contribution by MGE to a social service organization for the express purpose of assisting needy MGE customers in paying their gas bills. These balances were recorded as of June 30, 1997.

The approval of the January 31, 1994 acquisition of the Missouri properties by the MPSC was subject to the terms of a stipulation and settlement agreement which, among other things, requires MGE to reduce rate base by $30,000,000 (amortized over a ten-year period on a straight-line basis) to compensate rate payers for rate base reductions that were eliminated as a result of the acquisition.

During the three-year period ended June 30, 1998, the Company did not file for any other rate increases in any of its major service areas, although several annual cost of service adjustments were filed. In addition to the regulation of its utility and pipeline businesses, the Company is affected by numerous other regulatory controls, including, among others, pipeline safety requirements of the United States Department of Transportation, safety regu-lations under the Occupational Safety and Health Act, and various state and federal environmental statutes and regulations. The Company believes that its operations are in compliance with applicable safety and environmental statutes and regulations.

                         Environmental

The Company assumed responsibility for certain environmental mat-ters in connection with the acquisition of MGE. Additionally, the Company is investigating the possibility that the Company or predecessor companies may have been associated with manufactured gas plant sites in other of its former service territories, prin-cipally in Arizona and New Mexico, and present service terri-tories in Texas. See MD&A -- Cautionary Statement Regarding Forward-Looking Information and Commitments and Contingencies in the Notes to the Consolidated Financial Statements.

                  Investments in Real Estate

Lavaca Realty owns a commercially developed tract of land in the central business district of Austin, Texas, containing a combined 11-story office building, parking garage and drive-through bank (Lavaca Plaza). Approximately 52% of the office space at Lavaca Plaza is used in the Company's business while the remainder is leased to non-affiliated entities. Lavaca Realty also owns a two-story office building in El Paso, Texas as well as a one-story office building in Harlingen, Texas. Other significant real estate investments held at June 30, 1998 include 39,341 square feet of undeveloped land in McAllen, Texas and 25,000 square feet of improved property in Kansas City, Missouri, of which 40% is occupied by MGE and the remainder by a non-affiliated entity.

                            Employees

As of August 31, 1998, the Company has 1,586 employees, of whom 1,230 are paid on an hourly basis, 337 are paid on a salary basis and 19 are paid on a commission basis. Of the 1,230 hourly paid employees, 49% are represented by unions. Of those employees represented by unions, 95% are employed by Missouri Gas Energy. On May 1, 1996, the Company agreed to three-year contracts with the bargaining-unit Missouri employees.

On June 4, 1997, Southern Union Gas employees in Austin, Texas covered by a collective bargaining agreement voted to decertify their representing union. Additionally, effective July 1, 1998, employees in Galveston, Texas chose to withdraw their membership from their representing union.

From time to time the Company may be subject to labor disputes;
however, such disputes have not previously disrupted its busi-ness. The Company believes that its relations with its employees are good.

      Statistics of Principal Utility and Related Operations

Southern Union Gas.  The following table shows certain operating
------------------
statistics of the Company's gas distribution and transportation division with operations principally in Texas:

                                         Year Ended June 30,
                                    ----------------------------
                                      1998      1997      1996
                                    --------  --------  --------

Average number of gas sales
  customers served (a):
    Residential..................    465,844   456,972   457,187
    Commercial...................     29,828    29,030    29,873
    Industrial and irrigation....        252       274       346
    Public authorities and other.      2,755     2,673     2,812
                                    --------  --------  --------
      Total average customers
        served...................    498,679   488,949   490,218
                                    ========  ========  ========

Gas sales in millions of cubic
  feet (MMcf):
    Residential..................     23,217    23,135    22,945
    Commercial...................      9,425     9,759     9,990
    Industrial and irrigation....      1,208     1,562     1,992
    Public authorities and other.      2,752     2,756     2,708
                                    --------  --------  --------
      Gas sales billed...........     36,602    37,212    37,635
    Net change in unbilled gas
      sales......................        (82)      (70)       (5)
                                    --------  --------  --------
      Total gas sales............     36,520    37,142    37,630
                                    ========  ========  ========

Gas sales revenues (thousands
  of dollars):
    Residential..................   $139,856  $152,737  $127,255
    Commercial...................     45,774    51,392    42,353
    Industrial and irrigation....      4,639     6,122     6,315
    Public authorities and other.     11,282    12,975     9,338
                                    --------  --------  --------
      Gas revenues billed........    201,551   223,226   185,261
    Net change in unbilled gas
      sales revenues.............       (492)     (150)      856
                                    --------  --------  --------
      Total gas sales revenues...   $201,059  $223,076  $186,117
                                    ========  ========  ========

Gas sales margin (thousands
  of dollars) (b):...............   $ 84,599  $ 84,024  $ 85,714
                                    ========  ========  ========

Gas sales revenue per Mcf
  billed (c):
    Residential..................   $  6.024  $  6.602  $  5.546
    Commercial...................      4.857     5.266     4.240
    Industrial and irrigation....      3.841     3.920     3.170
    Public authorities and other.      4.101     4.708     3.448

Weather:
  Degree days (d)................      2,118     1,962     1,901
  Percent of 30-year measure (e).         99%       92%       88%

Gas transported in MMcf..........     16,535    15,118    16,819
Gas transportation revenues
  (thousands of dollars).........   $  9,101  $  8,474  $  8,260

-------------------------

(a) Variances in the average number of customers served is pri-marily due to the divestiture of the Texas and Oklahoma Panhandle distribution operations in May 1996 involving 7,000 customers.
(b) Gas sales margin is equal to gas sales revenues less pur-chased gas costs and revenue-related taxes.
(c) Fluctuations in gas price billed between each period reflect changes in the average cost of purchased gas and the effect of rate adjustments.
(d) "Degree days" are a measure of the coldness of the weather experienced. A degree day is equivalent to each degree that the daily mean temperature for a day falls below 65 degrees Fahrenheit.
(e) Information with respect to weather conditions is provided by the National Oceanic and Atmospheric Administration. Percentages of 30-year measure are computed based on the weighted average volumes of gas sales billed. Changes in percent of 30-year measure do not necessarily impact gas sales margin since certain franchises are weather normalized.

Missouri Gas Energy.  The following table shows certain operating
-------------------
statistics of the Company's gas distribution and transportation division with operations in Missouri:

                                         Year Ended June 30,
                                    ----------------------------
                                      1998      1997      1996
                                    --------  --------  --------

Average number of gas sales
  customers served:
    Residential..................    413,703   407,505   405,782
    Commercial...................     57,693    56,967    56,448
    Industrial...................        312       312       321
                                    --------  --------  --------
      Total average customers
        served...................    471,708   464,784   462,551
                                    ========  ========  ========

Gas sales in MMcf:
  Residential....................     41,104    45,074    46,775
  Commercial.....................     18,705    20,893    21,578
  Industrial.....................        400       490       592
                                    --------  --------  --------
    Gas sales billed.............     60,209    66,457    68,945
  Net change in unbilled gas
    sales........................         35       (88)       31
                                    --------  --------  --------
    Total gas sales..............     60,244    66,369    68,976
                                    ========  ========  ========

Gas sales revenues (thousands
  of dollars):
    Residential..................   $267,154  $284,803  $259,401
    Commercial...................    112,867   123,684   111,840
    Industrial...................      3,109     3,539     4,294
                                    --------  --------  --------
      Gas sales revenues billed..    383,130   412,026   375,535
    Net change in unbilled gas
      sales revenues.............      1,660    (1,745)    2,090
                                    --------  --------  --------
      Total gas sales revenues...   $384,790  $410,281  $377,625
                                    ========  ========  ========

Gas sales margin (thousands of
  dollars) (a)...................   $107,394  $106,326  $105,945
                                    ========  ========  ========

Gas sales revenue per Mcf
  billed:(b)
    Residential..................   $  6.499  $  6.319  $  5.546
    Commercial...................      6.034     5.920     5.183
    Industrial...................      7.773     7.222     7.253

Weather:
  Degree days (c)................      4,723     5,506     5,495
  Percent of 30-year
    measure: (d).................         90%      105%      105%

Gas transported in MMcf..........     30,165    29,638    30,269
Gas transportation revenues
  (thousands of dollars).........   $  9,866  $ 11,970  $ 10,299

----------------------------

(a) Gas sales margin is equal to gas sales revenues less pur-chased gas costs and revenue-related taxes.
(b) Fluctuations in gas price billed between each period reflect changes in the average cost of purchased gas and the effect of rate adjustments.
(c) "Degree days" are a measure of the coldness of the weather experienced. A degree day is equivalent to each degree that the daily mean temperature for a day falls below 65 degrees Fahrenheit.
(d) Information with respect to weather conditions is provided by the National Oceanic and Atmospheric Administration. Percentages of 30-year measure are computed based on the weighted average volumes of gas sales billed. Changes in percent of 30-year measure do not necessarily impact gas sales margin as a result of revenue increases approved by the MPSC.

Customers.  The following table shows the number of customers
---------
served by the Company, through its divisions, subsidiaries and affiliates, as of the end of its last three fiscal years.

                                        Gas Utility Customers
                                            as of June 30,
                                     ----------------------------
                                       1998      1997      1996
                                     --------  --------  --------

Southern Union Gas:
  Austin and South Texas...........   173,228   163,938   159,129
  El Paso and West Texas...........   178,812   173,825   169,861
  Galveston and Port Arthur........    50,673    50,856    51,392
  Panhandle and North Texas........    24,900    24,903    24,777
  Rio Grande Valley and Eagle Pass.    76,840    76,704    76,707
                                     --------  --------  --------
                                      504,453   490,226   481,866
                                     --------  --------  --------
Missouri Gas Energy:
  Kansas City, Missouri
    Metropolitan Area..............   348,543   346,060   340,248
  St. Joseph, Joplin, Monett
    and others.....................   121,766   122,946   119,878
                                     --------  --------  --------
                                      470,309   469,006   460,126
                                     --------  --------  --------

Other (a)..........................    20,874     3,647      --
                                     --------  --------  --------

Total..............................   995,636   962,879   941,992
                                     ========  ========  ========


---------------------------

(a) Includes Mercado, South Florida Natural Gas, Atlantic Gas Corporation, SUPro and 42% (the Company's equity ownership) of the customers of a natural gas distribution company serving Piedras Negras, Mexico, in each case for the year-end in which the Company had such operations or investments.

ITEM 2.  Properties.

See Item 1, Business, for information concerning the general location and characteristics of the important physical properties and assets of the Company.

Southern Union Gas has 7,462 miles of mains, 3,219 miles of ser-vice lines and 218 miles of transmission lines. Southern and Norteno have 171 miles and 7 miles, respectively, of transmission lines. MGE has 7,404 miles of mains, 2,709 miles of service lines and 47 miles of transmission lines. SFNG has 131 miles of mains and 78 miles of service lines. The Company considers its systems to be in good condition and well-maintained, and it has continuing replacement programs based on historical performance and system surveillance.

ITEM 3.  Legal Proceedings.

See Commitments and Contingencies in the Notes to Consolidated
Financial Statements for a discussion of the Company's legal pro ceedings. See MD&A -- Cautionary Statement Regarding Forward-
Looking Information.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders of Southern Union during the quarter ended June 30, 1998.

                           PART II


ITEM 5.  Market for the Registrant's Common Stock and Related
         Stockholder Matters.

                    Market Information

Southern Union's common stock is traded on the New York Stock Exchange under the symbol "SUG". The high and low sales prices (adjusted for any stock dividends and stock splits) for shares of Southern Union common stock since July 1, 1996 are set forth below:

                                                     $/Share
                                                -----------------
                                                  High      Low
                                                --------  -------

  July 1 to September 14, 1998...............   $ 22.38   $ 15.63

(Quarter Ended)
  June 30, 1998..............................     21.75     15.92
  March 31, 1998.............................     16.50     15.25
  December 31, 1997..........................     17.20     14.44
  September 30, 1997.........................     15.56     13.81

(Quarter Ended)
  June 30, 1997..............................     16.03     13.97
  March 31, 1997.............................     15.47     13.48
  December 31, 1996..........................     15.80     13.33
  September 30, 1996.........................     16.78     12.17

                            Holders

As of September 14, 1998, there were 860 holders of record of Southern Union's common stock. This number does not include per-sons whose shares are held of record by a bank, brokerage house or clearing agency, but does include any such bank, brokerage house or clearing agency that is a holder of record.

There were 22,210,385 shares of Southern Union's common stock outstanding on September 14, 1998 of which 16,069,564 shares were held by non-affiliates (i.e., not beneficially held by directors, executive officers, their immediate family members, or holders of 10% or more of shares outstanding).

                          Dividends

Southern Union's policy is to pay an annual stock dividend of approximately 5% and, therefore, the Company paid no cash divi-dends on its common stock during the two years ended June 30, 1998. Provisions in certain of Southern Union's long-term notes and its bank credit facilities limit the payment of cash or asset dividends on capital stock. Under the most restrictive provi-sions in effect, Southern Union may not declare or pay any cash or asset dividends on its common stock or acquire or retire any of Southern Union's common stock, unless no event of default exists and the Company meets certain financial ratio require-ments, which presently are met.

On December 10, 1997 and December 10, 1996, the Company dis-tributed its annual 5% common stock dividend to stockholders of record on November 21, 1997 and November 22, 1996, respectively. The 5% stock dividends are consistent with Southern Union's Board of Directors' February 1994 decision to commence regular stock dividends of approximately 5% annually. The specific amount and declaration, record and distribution dates for an annual stock dividend will be determined by the Board and announced at a date that is not expected to be later than the annual stockholders meeting each year. The next annual stock dividend is expected to be declared in connection with the Company's annual meeting of stockholders to be held on November 12, 1998.

On July 13, 1998, Southern Union effected a 3-for-2 stock split by distributing a 50% stock dividend to holders of record on June 30, 1998.

ITEM 6.  Selected Financial Data.

                               Year Ended June 30,
                   ----------------------------------------------
                   1998(a)(b)  1997(a)  1996(a)   1995    1994(c)
                   ---------- -------- -------- -------- --------
                         (dollars in thousands, except per
                                 share amounts)

Total operating
 revenues........  $  669,304 $717,031 $620,391 $479,983 $372,043
Earnings from
 continuing
 operations (d)..      12,229   19,032   20,839   16,069    8,378
Earnings per com-
 mon and common
 share equiva-
 lents (e).......         .43      .68      .76      .59      .36
Total assets.....   1,047,764  990,403  964,460  992,597  887,807
Common stock-
 holders' equity.     296,834  267,462  245,915  225,664  208,975
Short-term debt
 and capital
 lease obliga-
 tion............       1,777      687      615      770      889
Long-term debt
 and capital
 lease obliga-
 tion, excluding
 current portion.     406,407  386,157  385,394  462,503  479,048
Company-obligated
 mandatorily re-
 deemable pre-
 ferred securi-
 ties of sub-
 sidiary trust...     100,000  100,000  100,000  100,000     --

Average customers
 served..........     979,186  955,838  952,934  947,691  653,102

------------------------

(a) Certain Texas and Oklahoma Panhandle distribution operations and Western Gas Interstate, exclusive of the Del Norte inter-connect, were sold on May 1, 1996.
(b) On December 31, 1997, Southern Union acquired Atlantic for 755,650 pre-split shares of common stock valued at $18,041,000 and cash of $4,436,000.
(c) Missouri Gas Energy, a division of Southern Union, was acquired on January 31, 1994 and was accounted for as a pur-chase. Missouri Gas Energy's assets were included in the Company's consolidated balance sheet at January 31, 1994 and its results of operations were included in the Company's consolidated results of operations beginning February 1, 1994. For these reasons, the consolidated results of operations of the Company for the periods subsequent to the acquisition are not comparable.
(d) As of June 30, 1998, MGE wrote off $8,163,000 pre-tax in previously recorded regulatory assets as a result of announced rate orders and court rulings.
(e) Earnings per share for all periods presented were computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year adjusted for (i) the 5% stock dividends distributed on December 10, 1997, December 10, 1996, November 27, 1995 and June 30, 1994, and (ii) the 50% stock dividend distributed on July 13, 1998, the 33 1/3% stock dividend distributed on March 11, 1996 and the 50% stock dividend distributed on March 9, 1994.

ITEM 7.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition.

Overview  Southern Union Company's principal business is the
--------
distribution of natural gas as a public utility through three
divisions:   Southern Union Gas, Missouri Gas Energy (MGE) and
Atlantic Utilities doing business as South Florida Natural Gas
(SFNG). Southern Union Gas serves 511,000 customers in Texas (including the cities of Austin, Brownsville, El Paso, Galveston, Harlingen, McAllen and Port Arthur), and MGE serves 482,000 cus-tomers in central and western Missouri (including the cities of Kansas City, St. Joseph, Joplin and Monett). SFNG, acquired as of December 31, 1997, serves portions of central Florida (including New Smyrna Beach, Edgewater and areas of Volusia County, Florida). SFNG's results of operations since its acquisition do not materially impact comparability between fiscal years discussed below.

The Company also operates natural gas pipeline systems, markets natural gas to end-users, distributes propane and holds invest-ments in real estate and other assets. To achieve profitability and continued growth, the Company continues to emphasize gas sales in nontraditional markets, operating efficiencies of existing systems, and expansion through selective acquisitions of new systems.

                     Results of Operations

Net Earnings  Southern Union Company's 1998 (fiscal year ended
------------
June 30) net earnings were $12,229,000 ($.43 per common share, diluted for outstanding options and warrants -- hereafter referred to as per share), compared with $19,032,000 ($.68 per share) in 1997. The decrease was primarily due to the pre-tax write-off of previously recorded regulatory assets as ordered by the Missouri Public Service Commission (MPSC). On August 18, 1998, the Missouri Court of Appeals denied the previously dis-closed appeal by the Company of the MPSC's January 1997 Rate Order granted to MGE. Because of this decision, the Company recorded a one-time non-cash write-off of $5,942,000 of deferred costs recorded since 1994. On August 21, 1998, the MPSC also granted MGE a rate increase which, among other things, disallowed certain previously recorded deferred costs requiring an addi-tional pre-tax non-cash write-off of $2,221,000. Significantly warmer weather in the winter of 1997/1998, especially in Missouri, also contributed to the decrease in earnings, despite an $8,847,000 annual increase to MGE revenues granted by the MPSC effective February 1, 1997. Weather in the Missouri service territories during 1998 was 14% warmer than 1997 while gas sales volumes in the corresponding period decreased 9%. Average common and common share equivalents outstanding increased 2.5% in 1998 due to the issuance of 755,650 pre-split shares of the Company's common stock on December 31, 1997 in connection with the acquisi-tion of Atlantic Utilities Corporation and Subsidiaries in Florida. The Company earned 4.3% on average common equity in 1998.

The Company's 1997 net earnings were $19,032,000 ($.68 per share), compared with $20,839,000 ($.76 per share) in 1996. The decrease was primarily due to $5,763,000 in additional bad debt expense in 1997 as a result of significant increases in delin-quent customer accounts, principally at MGE. The significant increase in natural gas prices during 1997 caused many customers to receive considerably higher heating bills. Additionally, cer-tain billing errors were discovered in MGE's billing practices and procedures. As a result of the customer's increased bills and negative media coverage over the high gas costs and billing errors, more customers than usual failed to pay their bills causing an unanticipated increase in aged receivables, primarily in Missouri. MGE also responded to an MPSC directive to delay collection efforts by suspending the disconnection of customers for non-payment until July 1997. Also adversely impacting 1997 net earnings was $2,125,000 in various settlement fees in connec-tion with complaints brought by the Missouri Office of Public Counsel and the MPSC for the billing errors. Contributing to 1997 net earnings were additional revenues of $4,600,000 under a gas supply incentive plan approved by the MPSC in July 1996. Under the plan, Southern Union and its Missouri customers shared in certain savings below benchmark levels of gas costs incurred as a result of the Company's gas procurement activities. The in-centive plan achieved a reduction of overall gas costs of $10,200,000, resulting in savings to Missouri customers of $5,600,000. Average common and common share equivalents out-standing increased 1.1% in 1997. The Company earned 7.4% and 8.8% on average common equity in 1997 and 1996, respectively.

Operating Revenues  Operating revenues in 1998 decreased
------------------
$47,727,000, or 7%, to $669,304,000, while gas purchase costs decreased $43,608,000, or 10%, to $405,580,000.

Operating revenues and gas purchase costs in 1998 were affected by both a reduction in gas sales volumes and decreases in the cost of gas. Gas sales volumes decreased 6% in 1998 to 115,261 MMcf due to the warmer winter weather in the Missouri service territories. Gas sales volumes were also impacted by a reduction in average usage per customer throughout the Company's service territories as a result of more energy efficient housing and appliances. The average cost of gas decreased $.18 to $3.49 per Mcf in 1998 due to decreases in average spot market gas prices throughout the Company's distribution system as a result of sea-sonal impacts on demands for natural gas and the ensuing competi-tive pricing within the industry. The average spot market price of natural gas decreased 3% to $2.24 per million British thermal units (MMBtu) in 1998. Additionally impacting operating revenues in 1998 was a $4,616,000 decrease in gross receipt taxes, a $2,104,000 decrease in gas transportation revenues at MGE, and decreased revenues of $500,000 under the previously discussed gas supply incentive plan. Gross receipt taxes are levied on sales revenues, then collected from the customers and remitted to the various taxing authorities. Operating revenues were favorably impacted by an $8,847,000 annual increase to revenues granted by the MPSC effective as of February 1, 1997.

Southern Union Gas and MGE contributed 32% and 59%, respectively, of the Company's consolidated 1998 operating revenues. Four sup-pliers provided 45% of gas purchases in 1998.

Gas purchase costs generally do not directly affect earnings since these costs are generally passed on to customers pursuant to purchase gas adjustment clauses. Accordingly, while changes in the cost of gas may cause the Company's operating revenues to fluctuate, net operating margin is generally not affected by increases or decreases in the cost of gas. Increases in gas purchase costs indirectly affect earnings as the customer's bill increases, usually resulting in increased bad debt and collection costs being recorded by the Company.

Gas transportation volumes in 1998 decreased 3,380 MMcf to 59,153 MMcf at an average transportation rate per Mcf of $.33 compared with $.34 in 1997. Transportation volumes increased from 29,638 MMcf to 30,165 MMcf in 1998 for MGE and decreased from 32,895 MMcf to 28,988 MMcf in 1998 for Southern Union Gas and the Com-pany's pipeline subsidiaries. This decrease was mainly caused by a 32% decrease, or 5,531 MMcf, in the amount of volumes trans-ported into Mexico by Norteno Pipeline Company, a subsidiary of the Company.

Operating revenues in 1997 increased $96,640,000, or 16%, to $717,031,000 while gas purchase costs increased $87,649,000, or 24%, to $449,188,000.

Operating revenues and gas purchase costs in 1997 were affected by an increase in the average cost of gas and greater gas sales volumes. The average cost of gas increased $.62 to $3.67 per Mcf in 1997 due to increases in spot market gas prices as a result of the increased demand for natural gas during the 1996/1997 winter season. The average spot market price of natural gas increased 38% to $2.32 per MMBtu, in 1997. Gas sales volumes increased 3% in 1997 to 121,996 MMcf due to growth in pipeline and marketing sales which typically have lower margins. This was partially offset by a reduction in volumes of 878 MMcf from the sale of certain operations in the Texas and Oklahoma Panhandles on May 1, 1996. Additionally impacting operating revenues was the $8,847,000 annual increase to revenues granted by the MPSC effec-tive as of February 1, 1997, and increased revenues under the gas supply incentive plan, previously discussed. Also contributing to the increase in operating revenues was a $4,616,000 increase in gross receipt taxes.

Southern Union Gas and MGE contributed 33% and 60%, respectively, of the Company's consolidated 1997 operating revenues. Four sup-pliers provided 44% of gas purchases in 1997.

Gas transportation volumes in 1997 increased 358 MMcf to 62,533 MMcf at an average transportation rate per Mcf of $.34 compared
with $.31   in 1996.  Transportation volumes decreased from
30,269 MMcf to 29,638 MMcf in 1997 for MGE and increased 3% in 1997 for Southern Union Gas and the Company's pipeline sub-sidiaries. This was partially offset by a reduction in volumes of 2,452 MMcf from the sale of certain operations, previously discussed.

Net Operating Margin  Net operating margin in 1998 (operating
--------------------
revenues less gas purchase costs and revenue-related taxes) increased by $497,000, compared with an increase of $4,375,000, in 1997. Operating margins and earnings are primarily dependent upon gas sales volumes and gas service rates. The level of gas sales volumes is sensitive to the variability of the weather. Southern Union Gas and MGE accounted for 43% and 52%, respec-tively, of the Company's net operating margin in 1998 and 42% and 55%, respectively, in 1997.

Weather  Weather in the Missouri service territories in 1998 was
-------
90% of a 30-year measure, 14% warmer than in 1997. Weather in 1998 in Southern Union Gas service territories was 99% of a 30-year measure, 8% colder than in 1997. Weather in Missouri in both 1997 and 1996 was 105% of the 30-year measure, while weather in the Southern Union Gas service territories in 1997 was 92% of the 30-year measure, 5% colder than in 1996.

Customers  The average number of customers served in 1998, 1997
---------
and 1996 was 979,186, 955,838 and 952,934, respectively.  These customer totals do not include Southern Union's 42% equity owner-ship acquired on July 23, 1997 in a natural gas distribution com-pany in Piedras Negras, Mexico which currently serves 17,500 customers. Southern Union Gas served 498,679 residential, com-mercial, industrial, agricultural and other gas utility customers in the State of Texas during 1998. The 1997 gas utility customer base in Texas decreased slightly due to the divestiture of cer-tain Texas and Oklahoma Panhandle distribution operations in May 1996 involving 7,000 customers. MGE served 471,708 customers in central and western Missouri during 1998. SFNG and Atlantic Gas Corporation, a propane subsidiary of the Company, served 4,158 and 805 customers, respectively, since being acquired on December 31, 1997. SUPro Energy Company (SUPro), a subsidiary of the Company, served 8,527 propane customers in Texas during 1998.

Operating Expenses  Operating, maintenance and general expenses
------------------
in 1998 decreased $2,361,000, or 2%, to $107,527,000.  Included in this decrease was $5,837,000 less in bad debt expense due to a significant increase in delinquent customer accounts in 1997, previously discussed. Partially offsetting this factor was an increase in reserves for litigation claims and settlements.

Depreciation and amortization expense in 1998 increased $3,610,000 to $38,439,000 as a result of including certain costs into rate base that were previously deferred as provided in the MGE revenue increase effective as of February 1, 1997 and normal growth in plant. Taxes other than on income and revenues, prin-cipally consisting of property, payroll and state franchise taxes, in 1998 increased $2,051,000 to $14,205,000. The increase was primarily due to increases in property taxes resulting from the inclusion of certain plant assets pursuant to the MGE Safety Program that were deferred prior to the February 1, 1997 revenue increase in Missouri.

Operating, maintenance and general expenses in 1997 increased $2,367,000, or 2%, to $109,888,000. Included in this increase was $5,763,000 in additional bad debt expense due to significant increases in delinquent customer accounts principally at MGE, previously discussed; increased media advertising; travel and call center labor costs as a result of and in response to the significant price spikes in natural gas during the 1996/1997 winter heating season; and increased field and call center labor and other costs to improve customer service at MGE. Partially offsetting these factors was a decrease in medical, dental, pension and injury and damage claims.

Depreciation and amortization expense in 1997 increased $1,847,000 to $34,829,000 as a result of including certain costs into rate base that were previously deferred as provided in the MGE revenue increase case effective as of February 1, 1997 and normal growth in plant. Taxes other than on income and revenues, in 1997 decreased $1,505,000 to $12,154,000. The decrease was primarily due to decreases in assessed property tax values in several Texas taxing jurisdictions, a decrease in Missouri state franchise tax and a reduction in payroll taxes from the decrease in employees.

Employees  The Company employed 1,594, 1,595 and 1,611 indi-
---------
viduals as of June 30, 1998, 1997, and 1996, respectively. After gas purchases and taxes, employee costs and related benefits are the Company's most significant expense. Such expense includes salaries, payroll and related taxes and employee benefits such as health, savings, retirement and educational assistance. On
May 1, 1996, the Company agreed to three-year contracts with each of the four unions that represent the bargaining-unit employees of MGE.

Interest Expense and Dividends on Preferred Securities  Total

------------------------------------------------------
interest expense in 1998 increased by $1,419,000, or 4%, to $34,884,000. Interest expense on long-term debt and capital leases increased by $577,000 in 1998 primarily due to MGE's capital lease obligation of $22,151,000 incurred in 1998 for the installation of an Automated Meter Reading (AMR) system.

Interest expense on short-term debt in 1998 increased $566,000 to $2,399,000, due to the average short-term debt outstanding during 1998 increasing $9,333,000 to $39,105,000. The average rate of interest on short-term debt was 6.1% in both 1998 and 1997.

Total interest expense in 1997 declined by $2,367,000, or 7%, to $33,465,000. Interest expense on long-term debt decreased by $4,205,000 in 1997 primarily due to the timing of the repurchase of $90,485,000 of the Senior Notes at various dates from June 1995 to June 1996. The funds used for the various repurchases of debt were obtained, in part, from the May 17, 1995 issuance of the Preferred Securities and working capital.

Interest expense on short-term debt in 1997 increased $1,629,000 to $1,833,000, due to the average short-term debt outstanding during 1997 increasing $27,093,000 to $29,772,000. The average short-term debt balance outstanding during 1996 of $2,679,000 was the result of the available cash balance on hand from the sale of the Preferred Securities. The average rate of interest on short-term debt was 6.1% in 1997 compared with 7.4% in 1996.

Write-Off of Regulatory Assets  During 1998, the Company was
------------------------------
impacted by pre-tax non-cash write-offs totaling $8,163,000 of previously recorded regulatory assets. Pursuant to a 1989 MPSC order, MGE is engaged in a major gas safety program. In connec-tion with this program, the MPSC issued an accounting authority order in 1994 which authorized MGE to defer carrying costs at a rate of 10.54%. The MPSC rate order of January 22, 1997, how-ever, retroactively reduced the 10.54% carrying cost rate used since early 1994 to an Allowance for Funds Used During Construc-tion (AFUDC) rate of approximately 6%. The Company filed an appeal of this portion of the rate order in the Missouri State Court of Appeals, Western District, and on August 18, 1998 was notified that the appeal was denied. This resulted in a one-time non-cash write-off of $5,942,000 of previously deferred costs as of June 30, 1998. See Commitments and Contingencies in the Notes to Consolidated Financial Statements.

On August 21, 1998, MGE was notified by the MPSC of its decision to grant a $13,300,000 annual increase to revenue effective on September 2, 1998. The MPSC Rate Order reflected a 10.93% return on common equity. The Rate Order, however, disallowed certain previously recorded deferred costs associated with the rate filing, requiring a non-cash write-off of $2,221,000. Though the Company has requested a rehearing on significant portions of these disallowances, generally accepted accounting principles require the Company to immediately record this charge to earnings which Southern Union did as of June 30, 1998.

Other Income (Expense), Net  Other income, net, in 1998 increased
---------------------------
by $1,193,000 to $4,073,000. Other income in 1998 included $1,671,000 in deferral of interest and other expenses associated with the MGE Safety Program; realized gains on the sale of investment securities of $1,088,000; and net rental income of Lavaca Realty Company, (Lavaca Realty), the Company's real estate subsidiary, of $1,119,000.

Other income in 1997 included $3,729,000 in deferral of interest and other expenses associated with the MGE Safety Program; rea-lized gains on the sale of investment securities of$2,545,000; and net rental income of Lavaca Realty of $1,329,000. This was partially offset by $2,125,000 for the settlement of certain billing errors, previously discussed; the write-off of $1,750,000 acquisition-related costs from the termination of various acqui-sition activities; and a $257,000 expense associated with the donation of emissions analysis equipment and software to a Texas university.

Other income in 1996 included $5,664,000 in deferral of interest and other expenses associated with the MGE Safety Program; a $2,300,000 pre-tax gain on the sale of Western Gas Interstate Company (WGI), a former subsidiary of the Company, and other dis-tribution operations on May 1, 1996; investment interest and interest on notes receivable of $2,051,000; net rental income of Lavaca Realty of $1,392,000; and gains on the repurchase of Senior Notes of $1,581,000. This was partially offset by losses of $470,000 on the sale of undeveloped real estate.

Federal and State Income Taxes  Federal and state income tax
------------------------------
expense in 1998, 1997, and 1996 was $7,984,000, $12,373,000 and
$14,979,000, respectively. The decrease in income taxes during 1998 and 1997 was due to the decrease in pre-tax income, previously discussed.

                Liquidity and Capital Resources

Operating Activities  The seasonal nature of Southern Union's
--------------------
business results in a high level of cash flow needs to finance gas purchases, outstanding customer accounts receivable and cer-tain tax payments. To provide these funds, as well as funds for its continuing construction and maintenance programs, the Company has historically used its credit facilities along with internally-generated funds. Because of available short-term credit and the ability to obtain various market financing, man-agement believes it has adequate financial flexibility to meet its cash needs.

Cash flow from operating activities in 1998 increased by $20,263,000 to $68,257,000, and decreased by $19,471,000 to
$47,994,000 in 1997. Operating activities were impacted by a reduction in net earnings in 1998 and 1997, the non-cash write-off of previously recorded regulatory assets in 1998 discussed above, increased accounts receivable balances in 1997 due to increases in delinquent customer accounts discussed above and general changes in other operating accounts. The previously-mentioned August 21, 1998 MPSC Rate Order is anticipated to increase the Company's after-tax cash flow by approximately $8,000,000 annually.

At June 30, 1998, 1997 and 1996, the Company's primary sources of liquidity included borrowings available under the Company's credit facilities and cash and cash equivalents of nil, nil and $2,887,000, respectively. A balance of $1,600,000 was out-standing under the credit facilities at both June 30, 1998 and 1997. A balance of $7,400,000 was outstanding under the facilities at July 31, 1998.

Investing Activities  Cash flow used in investing activities in
--------------------
1998 increased by $11,619,000 to $65,634,000, and increased by $22,556,000 to $54,015,000 in 1997. Investing activity cash flow was primarily affected by additions to property, plant and equip-ment, acquisition of operations, sales and purchases of invest-ment securities and the sale of various properties.

During 1998, 1997 and 1996, the Company expended $77,018,000, $64,463,000 and $59,376,000, respectively, for capital expendi-tures excluding acquisitions. These expenditures primarily re-lated to distribution system replacement and expansion. Included in these capital expenditures were $21,125,000, $20,972,000 and $19,761,000 for the MGE Safety Program in 1998, 1997 and 1996, respectively. Cash flow from operations has historically been utilized to finance capital expenditures and is expected to be the primary source for future capital expenditures.

On December 31, 1997, Southern Union acquired Atlantic Utilities Corporation and Subsidiaries (Atlantic) for 755,650 pre-split shares of common stock and cash of $4,436,000. On the date of acquisition, Atlantic had $11,683,000 of cash and cash equiva-lents.

During 1998, the Company purchased investment securities of $5,000,000 and had proceeds from the sale of investment securi-ties of $6,531,000. During 1997, the Company purchased invest-ment securities of $5,363,000 and had proceeds from the sale of investment securities of $13,327,000. During 1996, the Company purchased $10,763,000 in investment securities. As of June 30, 1998, the investment securities are accounted for under the cost method.

On May 1, 1996, the Company consummated the sale of various operations for $15,900,000. The operations included certain gas distribution operations of the Company in the Texas and Oklahoma Panhandles and WGI, exclusive of the Del Norte interconnect which transports natural gas into Mexico.

The Company began installing an AMR system at MGE in 1998 which was substantially completed in the first quarter of fiscal year 1999. The installation of the AMR system involved an investment of $30,550,000 which is accounted for as a capital lease obliga-tion. During 1998, the Company recorded an increase in plant, long-term debt and other liabilities of $26,464,000. This system will improve meter reading accuracy and provide electronic ac-cessibility to meters in residential customers' basements, there-by assisting in the reduction of the number of estimated bills.

Financing Activities  Cash flow used in financing activities in
--------------------
1998 was $2,623,000, while cash flow from financing activities was $3,134,000 in 1997. Cash flow used in financing activities in 1996 was $72,134,000. Financing activity cash flow changes were primarily due to repayment of debt and the various financing transactions during the past three years. As a result of these financing transactions, the Company's total debt to total capital ratio at June 30, 1998 was 50.6%, compared with 51.2% and 52.7% at June 30, 1997 and 1996, respectively. The Company's effective debt cost rate under the current debt structure is 7.8% (which includes interest and the amortization of debt issuance costs and redemption premiums on refinanced debt).

On May 17, 1995, Southern Union Financing I (Subsidiary Trust), a consolidated wholly-owned subsidiary of Southern Union, issued $100,000,000 of Preferred Securities. The issuance of the Pre-ferred Securities was part of a $300,000,000 shelf registration filed with the Securities and Exchange Commission on March 29, 1995. Southern Union may sell a combination of preferred securi-ties of financing trusts and senior and subordinated debt securi-ties of Southern Union of up to $196,907,200 (the remaining shelf) from time to time, at prices determined at the time of any offering. The net proceeds from the Preferred Securities offering, along with working capital from operations, were used to repurchase $90,485,000 of the Senior Notes through June 1996 with the remaining balance used to provide working capital for seasonal needs. Depending upon market conditions and available cash balances, the Company may repurchase additional Senior Notes in the future. See Preferred Securities of Subsidiary Trust and Debt and Capital Lease in the Notes to the Consolidated Financial Statements.

Southern Union has availability under a $100,000,000 revolving credit facility (Revolving Credit Facility) underwritten by a syndicate of banks. The Company has additional availability under uncommitted line of credit facilities (Uncommitted Facili-ties) with various banks. Covenants under the Revolving Credit Facility allow for up to $35,000,000 of borrowings under Uncom-mitted Facilities at any one time. Borrowings under these facilities are available for Southern Union's working capital, letter of credit requirements and other general corporate pur-poses. The facilities are uncollateralized and have no borrowing base limitations as long as the Company's Senior Notes meet cer-tain rating criteria. The Company may use up to $40,000,000 of the Revolving Credit Facility to finance future acquisitions. These facilities contain certain financial covenants that, among other things, restrict cash or asset dividends, share repur-chases, certain investments and additional debt. The facility expires on December 31, 1999 but may be extended annually for periods of one year with the consent of each of the banks. The Revolving Credit Facility is subject to a commitment fee based on the rating of the Company's Senior Notes. As of June 30, 1998 the commitment fee was an annualized .15% on the unused balance.

The Company had standby letters of credit outstanding of $2,947,000 at both June 30, 1998 and 1997, which guarantee pay-ment of various insurance premiums and state taxes.

                          Other Matters

Propane Operations  SUPro and Atlantic Gas Corporation currently
------------------
serve 8,527 and 769 customers, respectively, at June 30, 1998. These propane operations sold 5,758,000 and 2,417,000 gallons of propane during 1998 and 1997, respectively, and allow the Company to provide a greater scope of energy services.

Foreign Operations  On July 23, 1997, Energia Estrella del Sur,
------------------
S. A. de C. V., a wholly-owned subsidiary of Southern Union Energy International, Inc. and Southern Union International Investments, Inc., both subsidiaries of the Company, acquired a 42% equity ownership in a natural gas distribution company and other operations which currently serves 17,500 customers in Piedras Negras, Mexico, which is across the border from the Com-pany's Eagle Pass, Texas service area. On September 8, 1997, Southern Transmission Company, another subsidiary of the Company, purchased a 45-mile intrastate pipeline for $305,000 which will augment the Company's gas supply to the city of Eagle Pass and, subject to necessary regulatory approvals, ultimately Piedras Negras. Financial results of these foreign operations did not have a significant impact on the Company's financial results during 1998.

Stock Splits and Dividends  On July 13, 1998, a three-for-two
--------------------------
stock split was distributed in the form of a 50% stock dividend. Additionally, Southern Union distributed annual 5% common stock dividends on December 10, 1997 and December 10, 1996. Unless otherwise stated, all per share data included herein and in the accompanying Consolidated Financial Statements and Notes thereto have been restated to give effect to the stock splits and stock dividends.

Contingencies   The Company assumed responsibility for certain
-------------
environmental matters in connection with the acquisition of MGE. Additionally, the Company is investigating the possibility that the Company or predecessor companies may have been associated with Manufactured Gas Plant sites in other of its former service territories, principally in Arizona and New Mexico, and present service territories in Texas.

On August 18, 1998, a jury in Edinburg, Texas concluded delibera-tions on the City of Edinburg's franchise fee lawsuit against Valero Energy Corporation (Valero) and a number of its sub-sidiaries, as well as former Valero subsidiary Rio Grande Valley Gas Company (RGV) and RGV's successor company, Southern Union Company. The case, based upon events that occurred between 1985-1987, centers on specific contractual language in the 1985 fran-chise agreement between RGV and the City of Edinburg. Southern Union purchased RGV from Valero in October 1993. The jury awarded the plaintiff damages, under several largely overlapping but mutually exclusive claims, totaling approximately $13,000,000. The actual amount and appropriate allocation of the surviving portions of the damage awards will not be determined until further proceedings are completed, including the trial judge's decision on post-trial motions. The Company is pursuing having the jury's verdict overturned or reduced by the trial judge, and if necessary will vigorously pursue a reversal on appeal. The Company believes it will ultimately prevail and thus has not provided for any loss relative to this matter in its financial statements. Furthermore, the Company has not deter-mined what impact, if any, this jury decision may have on other city franchises in Texas.

On August 18, 1998, the Missouri Court of Appeals, Western Dis-trict, denied the Company's appeal of the February 1, 1997 rate order which retroactively reduced the carrying cost rate applied by the Company on expenditures incurred on the MGE Safety Pro-gram. The Company believes that the inconsistent treatment by the MPSC in subsequently changing to the Allowance for Funds Used During Construction rate of approximately 6% from the previously ordered rate of 10.54% constitutes retroactive ratemaking. Unfortunately, the decision by the Missouri State Court of Appeals failed to address certain specific language within a 1994 MPSC accounting authority order that the Company believed pre-vented the MPSC from retroactively changing the carrying cost rate. Southern Union will seek a transfer of the case to the Missouri Supreme Court; however, the likelihood of transfer is uncertain. See Results of Operations -- Write-Off of Regulatory Assets.

Southern Union and its subsidiaries are parties to other legal proceedings that management considers to be normal actions to which an enterprise of its size and nature might be subject, and not to be material to the Company's overall business or financial condition, results of operations or cash flows.

See Commitments and Contingencies in the Notes to Consolidated
Financial Statements.

Inflation  The Company believes that inflation has caused and
---------
will continue to cause increases in certain operating expenses and has required and will continue to require assets to be replaced at higher costs. The Company continually reviews the adequacy of its gas rates in relation to the increasing cost of providing service and the inherent regulatory lag in adjusting those gas rates.

Regulatory  The majority of the Company's business activities are
----------
subject to various regulatory authorities. The Company's finan-cial condition and results of operations have been and will con-tinue to be dependent upon the receipt of adequate and timely adjustments in rates. Gas service rates, which consist of a monthly fixed charge and a gas usage charge, are established by regulatory authorities and are intended to permit utilities the opportunity to recover operating, administrative and financing costs and to have the opportunity to earn a reasonable return on equity. The monthly fixed charge provides a base revenue stream while the usage charge increases the Company's revenues and earnings in colder weather when natural gas usage increases.

On September 18, 1997, the MPSC approved a global settlement among the Company, the Missouri Office of Public Counsel (OPC) and MPSC to resolve complaints brought by the OPC and the MPSC staff regarding billing errors during the 1995/1996 and 1996/1997 winter heating seasons. The settlement called for credits to gas bills by MGE totaling $1,575,000 to those customers overbilled and a $550,000 contribution by MGE to a social service organiza-tion for the express purpose of assisting needy MGE customers in paying their gas bills. These balances were recorded as of June 30, 1997.

In August 1997, the MPSC issued an order authorizing MGE to begin making semi-annual purchase gas adjustments (PGA) in November and April, instead of more frequent adjustments as in the past. Ad-ditionally, the order authorized MGE to establish an Experimental Price Stabilization Fund for purposes of procuring natural gas financial instruments to hedge a minimal portion of its gas pur-chase costs for the winter heating season. The cost of pur-chasing these financial instruments and any gains derived from such activities are passed on to the Missouri customers through the PGA. Accordingly, there is no earnings impact as a result of the use of these financial instruments. These procedures help stabilize the monthly heating bills for Missouri customers. The Company believes it bears minimal risk under the authorized transactions.

The MPSC also approved a three-year, experimental gas supply incentive plan for MGE effective July 1, 1996. Under the plan, the Company and MGE's customers share in certain savings below benchmark levels of gas costs achieved as a result of the Com-pany's gas procurement activities. Likewise, if natural gas is acquired above benchmark levels, both the Company and customers share in such costs. For the year ended June 30, 1998 and 1997, the incentive plan achieved a reduction of overall gas costs of $9,200,000 and $10,200,000, respectively, resulting in savings to Missouri customers of $5,100,000 and $5,600,000, respectively. The Company recorded revenues of $4,100,000 in 1998 and $4,600,000 in 1997 under this plan. There can be no assurance that this or any similar plan will be approved by the MPSC for MGE after this plan expires on July 1, 1999.

On April 13, 1998, Southern Union Gas filed a $2,228,000 request for a rate increase from the city of El Paso, a request the city subsequently denied. On April 21, 1998, the city council of El Paso voted to reduce the Company's rates by $1,570,000 annually and to order a one-time cost of gas refund of $475,000. The Com-pany has appealed both of the council's actions to the Railroad Commission of Texas and expects a decision by the end of calendar year 1998.

On January 22, 1997, MGE was notified by the MPSC of its decision to grant an $8,847,000 annual increase to revenue effective as of February 1, 1997. Southern Union Gas also received several annual cost of service adjustments in 1998, 1997 and 1996. See Utility Regulation and Rates and Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Pursuant to a 1989 MPSC order, MGE is engaged in a major gas safety program in its service territories. This program includes replacement of company- and customer-owned gas service and yard lines, the movement and resetting of meters, the replacement of cast iron mains and the replacement and cathodic protection of bare steel mains. In recognition of the significant capital ex-penditures associated with this safety program, the MPSC permits the deferral, and subsequent recovery through rates, of deprecia-tion expense, property taxes and associated carrying costs. The continuation of the MGE Safety Program will result in significant levels of future capital expenditures. The Company estimates incurring capital expenditures of $19,000,000 in fiscal 1999 related to this program which are expected to be financed through cash flow from operations. See Utility Regulation and Rates and Commitments and Contingencies in the Notes to Consolidated Finan-cial Statements.

The Company is continuing to pursue certain changes to rates and rate structures that are intended to reduce the sensitivity of earnings to weather including weather normalization clauses and higher minimum monthly service charges. Southern Union Gas has weather normalization clauses in Austin, certain El Paso service area cities, Port Arthur, Galveston and in two other service areas in Texas. These clauses allow for the adjustments that help stabilize customers' monthly bills and the Company's earnings from the varying effects of weather.

Year 2000  Similar to all business entities, the Company will be
---------
impacted by the inability of computer application software pro-grams to distinguish between the year 1900 and 2000 due to a commonly-used programming convention. Unless such programs are modified or replaced prior to 2000, calculations and interpreta-tions based on date-based arithmetic or logical operations per-formed by such programs may be incorrect.

Management's plan addressing the impact of the Year 2000 issue on the Company focuses on the following areas: application systems, process control systems (embedded chips), technology infrastruc-ture, physical infrastructure, and third party business partners and suppliers with which the Company has significant relation-ships. Management's analysis and review of these areas is com-prised primarily of five phases: developing an inventory of hardware, software and embedded chips; assessing the degree to which each area is currently in compliance with Year 2000 requirements; performing renovations and repairs as needed to attain compliance; testing to ensure compliance; and developing a contingency plan if repair and renovation efforts are either unsuccessful or untimely.

Management has substantially completed the inventory and assess-ment phases regarding application systems, process control sys-tems and technology infrastructure, and is performing renovations, repairs and testing of the former two categories. The review of physical infrastructure and business partners, gas transporters and suppliers is in the inventory stage. While the Company anticipates that any additional inventory and assessment efforts will be completed by the end of calendar year 1998, renovation, repair and testing of affected areas will continue through calendar year 1999. Costs incurred to date have pri-marily consisted of labor from the redeployment of existing information technology, legal and operational resources. The Company expects to spend approximately $3 million for these Year 2000 compliance efforts. To the extent that such costs are incurred in Year 2000 compliance efforts, the Company will attempt recovery for such costs through regulatory relief.

In addition to the activities described above, the Company is currently replacing some of its financial and operating software programs with new programs that will be Year 2000 compliant. These new programs have significantly reduced the costs the Com-pany expects to incur to become Year 2000 compliant. However, the Company has formed a contingency team to develop a work plan in the event that such programs are not fully operational by the end of calendar year 1999. The costs associated with this effort are being evaluated and cannot yet be determined. Although the Company does not presently anticipate a material business inter-ruption as a result of the Year 2000, the worst case scenario if all of the Company's Year 2000 efforts failed, including the failure of third party providers to deliver services, could result in daily lost revenues of approximately $3,200,000. This estimate is based on historical revenues recognized in the month of January.

Accounting Pronouncements  The Financial Accounting Standards
-------------------------
Board (FASB) recently issued Employers' Disclosures about Pen-sions and Other Postretirement Benefits which revises employers' disclosures about pension and other postretirement benefit plans. The Company is required to adopt the provisions of this standard by June 30, 1999.

The FASB also issued Reporting Comprehensive Income and Disclo-sures about Segments of an Enterprise and Related Information, which establish procedures for reporting and display of compre-hensive income and its components, and certain disclosures about segment information in interim and annual financial statements and related information about products, services, geographic areas and major customers, respectively. The Company will adopt the provisions of these standards for the fiscal year ending
June 30, 1999, but does not expect the adoption thereof to have a material effect on the Company's financial position, results of operations or cash flows.

See the Notes to Consolidated Financial Statements for other accounting pronouncements followed by the Company.

Cautionary Statement Regarding Forward-Looking Information  This
----------------------------------------------------------
Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Annual Report on Form 10-K contain forward-looking statements that are based on current expectations, estimates and projections about the indus-try in which the Company operates, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "esti-mates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are outside the Company's control. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking state-ments. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to put undue reliance on such forward-looking statements. Stockholders may review the Company's reports filed in the future with the Securities and Exchange Commission for more current descriptions of developments that could cause actual results to differ materially from such forward-looking statements.

Factors that could cause or contribute to actual results dif-fering materially from such forward-looking statements include the following: cost of gas; gas sales volumes; weather condi-tions in the Company's service territories; the achievement of operating efficiencies and the purchases and implementation of new technologies for attaining such efficiencies; impact of rela-tions with labor unions of bargaining-unit employees; the receipt of timely and adequate rate relief; the outcome of pending and future litigation; governmental regulations and proceedings af-fecting or involving the Company; and the nature and impact of any extraordinary transactions such as any acquisition or dives-titure of a business unit or any assets. These are representa-tive of the factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions, and general economic conditions, including interest rate fluctua-tions, federal, state and local laws and regulations affecting the retail gas industry or the energy industry generally, and other factors.

ITEM 8.  Financial Statements and Supplementary Data.

Reference is made to the Consolidated Financial Statements of Southern Union and subsidiaries beginning with the index thereto on page F-1.

ITEM 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

None.

                           PART III


ITEM 10.  Directors and Executive Officers of Registrant.

There is incorporated in this Item 10 by reference the informa-tion in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders under the captions Board of Direc-tors -- Board Size and Composition and Executive Officers and Compensation -- Executive Officers Who Are Not Directors.

ITEM 11.  Executive Compensation.

There is incorporated in this Item 11 by reference the informa-tion in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders under the captions Executive Officers and Compensation -- Executive Compensation and Certain Relationships.

ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management.

There is incorporated in this Item 12 by reference the informa-tion in the Company's definitive proxy statement for the 1998
Annual Meeting of Stockholders under the caption Security Owner-ship.

ITEM 13.  Certain Relationships and Related Transactions.

There is incorporated in this Item 13 by reference the informa-tion in the Company's definitive proxy statement for the 1998
Annual Meeting of Stockholders under the caption Certain Rela-tionships.


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

(a)(3)  Exhibits.  Reference is made to the Exhibit Index pre-
        --------
        ceding the exhibits attached hereto on page E-1 for a list of all exhibits filed as part of this Report.

(b)    Reports on Form 8-K.  Southern Union filed no current
       -------------------
       reports on Form 8-K during the three months ended June 30, 1998.

                          SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Southern Union has duly caused this report to be signed by the undersigned, thereunto duly authorized, on September 14, 1998.


                            SOUTHERN UNION COMPANY


                            By     PETER H. KELLEY
                               -----------------------
                                   Peter H. Kelley
                                   President and Chief Operating
                                   Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Southern Union and in the capacities indicated as of September 14, 1998.

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

ROGER J. PEARSON*          Director

GEORGE ROUNTREE, III*      Director

DAN K. WASSONG*            Director

RONALD J. ENDRES           Executive Vice President and Chief
----------------
Ronald J. Endres           Financial Officer

DAVID J. KVAPIL            Senior Vice President and Corporate
---------------
David J. Kvapil            Controller
                           (Principal Accounting Officer)



*By PETER H. KELLEY
    ---------------
    Peter H. Kelley
    Attorney-in-fact

                      SOUTHERN UNION COMPANY

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                          Page(s)
                                                          -------

Consolidated financial statements:

  Report of independent accountants....................

  Consolidated statement of operations --
    three years ended June 30, 1998....................

  Consolidated balance sheet -- June 30, 1998 and 1997.

  Consolidated statement of cash flows --
    three years ended June 30, 1998....................

  Consolidated statement of stockholders' equity --
    three years ended June 30, 1998....................

  Notes to consolidated financial statements...........

              REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and
Board of Directors of
Southern Union Company:


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, cash flows and stockholders' equity present fairly, in all material respects, the financial position of Southern Union Company and its sub-sidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsi-bility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP

Austin, Texas
August 25, 1998

           SOUTHERN UNION COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF OPERATIONS



                                       Year Ended June 30,
                               ----------------------------------
                                  1998        1997        1996
                               ----------  ----------  ----------
                                 (thousands of dollars, except
                                  shares and per share amounts)

Operating revenues..........   $ 669,304   $ 717,031   $ 620,391
Gas purchase costs..........     405,580     449,188     361,539
                               ---------   ---------   ---------
  Operating margin..........     263,724     267,843     258,852
Revenue related taxes.......     (34,886)    (39,502)    (34,886)
                               ---------   ---------   ---------
  Net operating margin......     228,838     228,341     223,966

Operating expenses:
  Operating, maintenance
    and general.............     107,527     109,888     107,521
  Depreciation and
    amortization............      38,439      34,829      32,982
  Taxes, other than on
    income and revenues.....      14,205      12,154      13,659
                               ---------   ---------   ---------
    Total operating
      expenses..............     160,171     156,871     154,162
                               ---------   ---------   ---------
    Net operating revenues..      68,667      71,470      69,804
                               ---------   ---------   ---------

Other income (expenses):
  Interest..................     (34,884)    (33,465)    (35,832)
  Dividends on preferred
    securities of sub-
    sidiary trust...........      (9,480)     (9,480)     (9,480)
  Write-off of regulatory
    assets..................      (8,163)       --          --
  Other, net................       4,073       2,880      11,326
                               ---------   ---------   ---------
    Total other expenses,
      net...................     (48,454)    (40,065)    (33,986)
                               ---------   ---------   ---------

Earnings before income
  taxes.....................      20,213      31,405      35,818

Federal and state income
  taxes.....................       7,984      12,373      14,979
                               ---------   ---------   ---------

Net earnings available
  for common stock..........   $  12,229   $  19,032   $  20,839
                               =========   =========   =========

Net earnings per share:
  Basic.....................   $     .44   $     .71   $     .78
                               =========   =========   =========
  Diluted...................   $     .43   $     .68   $     .76
                               =========   =========   =========

Weighted average shares
  outstanding:
    Basic...................  27,580,211  26,886,053  26,758,932
                              ==========  ==========  ==========
    Diluted.................  28,653,278  27,947,935  27,597,449
                              ==========  ==========  ==========



                    See accompanying notes.

           SOUTHERN UNION COMPANY AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET



                          ASSETS


                                                 June 30,
                                         -----------------------
                                            1998         1997
                                         ----------   ----------
                                         (thousands of dollars)

Property, plant and equipment:
  Plant in service....................   $1,057,675   $  963,269
  Construction work in progress.......        7,783        7,970
                                         ----------   ----------
                                          1,065,458      971,239
  Less accumulated depreciation and
    amortization......................     (355,430)    (329,182)
                                         ----------   ----------
                                            710,028      642,057
Additional purchase cost assigned to
  utility plant, net of accumulated
  amortization of $27,030,000 and
  $23,082,000, respectively...........      138,381      131,539
                                         ----------   ----------

  Net property, plant and equipment...      848,409      773,596


Current assets:
  Accounts receivable, billed and
    unbilled..........................       53,760       58,659
  Inventories, principally at
    average cost......................       26,160       21,523
  Investment securities...............         --          6,432
  Prepayments and other...............        4,747        9,609
                                         ----------   ----------

    Total current assets..............       84,667       96,223

Deferred charges......................       94,550      109,512

Investment securities.................        5,000         --

Real estate...........................        9,741        9,046

Other.................................        5,397        2,026



                                         ----------   ----------

  Total assets........................   $1,047,764   $  990,403
                                         ==========   ==========



                    See accompanying notes.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEET (Continued)



             STOCKHOLDERS' EQUITY AND LIABILITIES



                                                 June 30,
                                         -----------------------
                                            1998         1997
                                         ----------   ----------
                                         (thousands of dollars)

Common stockholders' equity:
  Common stock, $1 par value;
    authorized 50,000,000 shares;
    issued 28,252,186 shares at
    June 30, 1998....................    $   28,252   $   17,171
  Premium on capital stock...........       252,638      225,252
  Less treasury stock:
    51,625 shares at cost............          (794)        (794)
  Retained earnings..................        16,738       25,169
  Unrealized holding gain............          --            664
                                         ----------   ----------

                                            296,834      267,462

Company-obligated mandatorily
  redeemable preferred securities
  of subsidiary trust holding
  solely subordinated notes of
  Southern Union.....................       100,000      100,000

Long-term debt and capital lease
  obligation.........................       406,407      386,157
                                         ----------   ----------

    Total capitalization.............       803,241      753,619

Current liabilities:
  Long-term debt and capital lease
    obligation due within one year...         1,777          687
  Notes payable......................         1,600        1,600
  Accounts payable...................        26,570       33,827
  Federal, state and local taxes.....        14,017       13,699
  Accrued interest...................        12,699       12,840
  Customer deposits..................        17,686       17,214
  Deferred gas purchase costs........        12,257        3,565
  Other..............................        21,095       22,291
                                         ----------   ----------

    Total current liabilities........       107,701      105,723

Deferred credits and other...........        74,217       77,083

Accumulated deferred income taxes....        62,605       53,978

Commitments and contingencies........          --           --

                                         ----------   ----------

    Total stockholders' equity
      and liabilities................    $1,047,764   $  990,403
                                         ==========   ==========


                     See accompanying notes.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS



                                         Year Ended June 30,
                                    ----------------------------
                                      1998      1997      1996
                                    --------  --------  --------
                                        (thousands of dollars
Cash flows from operating
  activities:
    Net earnings..................  $ 12,229  $ 19,032  $ 20,839
    Adjustments to reconcile net
      earnings to net cash flows
      from operating activities:
        Depreciation and
          amortization............    38,439    34,829    32,982
        Deferred income taxes.....     6,363     7,340     9,413
        Provision for bad debts...     5,461    11,298     5,535
        Write-off of regulatory
          assets..................     8,163      --        --
        Deferred interest
          expense.................    (1,671)   (3,729)   (5,664)
        Gain on sale of invest-
          ment securities.........    (1,088)   (2,545)     --
        Gain on sale of various
          operations..............      --        --      (2,300)
        Other.....................     1,447     1,077       621
        Changes in assets and
          liabilities, net of
          acquisitions and
          dispositions:
            Accounts receivable,
              billed and unbilled.       132   (22,111)  (17,743)
            Accounts payable......    (7,066)   (6,978)   10,048
            Taxes and other
              liabilities.........       146    (2,975)   11,021
            Customer deposits.....       201     1,558     1,489
            Deferred gas purchase
              costs...............     8,693     6,215     4,991
            Inventories...........    (4,361)    5,691    (3,607)
            Other.................     1,169      (708)     (160)
                                    --------  --------  --------
        Net cash flows from
          operating activities....    68,257    47,994    67,465
                                    --------  --------  --------
Cash flows from (used in)
  investing activities:
    Additions to property, plant
      and equipment...............   (77,018)  (64,463)  (59,376)
    Acquisition of operations,
      net of cash received........     6,502    (1,861)     --
    Purchase of investment
      securities..................    (5,000)   (5,363)  (10,763)
    Litigation settlement
      proceeds....................      --        --       4,250
    Maturity of short-term
      investments.................      --        --      19,582
    Increase in customer advances.     3,562     2,470     3,547
    Increase (decrease) in
      deferred charges and
      credits.....................    (1,786)        6    (3,811)
    Proceeds from sale of
      various operations..........      --       1,130    14,770
    Proceeds from sale of land....      --       1,096      --
    Proceeds from sale of
      investment securities.......     6,531    13,327      --
    Other.........................     1,575      (357)      342
                                    --------  --------  --------
      Net cash flows used in
        investing activities......   (65,634)  (54,015)  (31,459)
                                    --------  --------  --------
Cash flows from (used in)
  financing activities:
    Repayment of debt and
      capital lease obligation....    (1,309)     (640)  (72,790)
    Net borrowings under
      revolving credit facility...      --       1,600      --
    Increase (decrease) in cash
      overdrafts..................      (945)    1,567      --
    Other.........................      (369)      607       656
                                    --------  --------  --------
      Net cash flows from (used
        in) financing activities..    (2,623)    3,134   (72,134)
                                    --------  --------  --------
Decrease in cash and cash
  equivalents.....................      --      (2,887)  (36,128)
Cash and cash equivalents at
  beginning of year...............      --       2,887    39,015
                                    --------  --------  --------
Cash and cash equivalents at
  end of year.....................  $   --    $   --    $  2,887
                                    ========  ========  ========

Cash paid for interest, net of amounts capitalized, in 1998, 1997 and 1996 was $33,997,000, $32,282,000 and $36,893,000, respec-
tively. Cash paid for income taxes in 1998, 1997 and 1996 was $4,511,000, $5,871,000 and $11,000, respectively.


                   See accompanying notes.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                               Trea-             Unrea-
               Common  Premium sury              lized
                Stock,   on    Stock,           Holding
               $1 Par  Capital   at   Retained   Gain
                Value   Stock   Cost  Earnings  (Loss)    Total
              ------- -------- ------ -------- -------- ---------
                            (thousands of dollars)


Balance
 July 1,
 1995.......  $11,570 $198,819 $(794) $ 16,069 $  --    $225,664

  Net earn-
   ings.....     --      --      --     20,839    --      20,839
  5% stock
   dividend.      576   10,701   --    (11,277)   --        --
  Four-for-
   three
   stock
   split....    4,054   (4,054)  --       --      --        --
  Change in
   unrea-
   lized
   holding
   gain or
   loss.....     --       --     --       --    (1,244)   (1,244)
  Exercise
   of stock
   options..       75      581   --       --      --         656
              ------- -------- -----  -------- -------  --------
Balance
 June 30,
 1996.......   16,275  206,047  (794)   25,631  (1,244)  245,915

  Net earn-
   ings.....     --       --     --     19,032    --      19,032
  5% stock
   dividend.      813   18,681   --    (19,494)   --        --
  Change in
   unrea-
   lized
   holding
   gain or
   loss.....     --       --     --       --     1,908     1,908
  Exercise
   of stock
   options..       83      524   --       --      --         607
              ------- -------- -----  -------- -------  --------
Balance
 June 30,
 1997.......   17,171  225,252  (794)   25,169     664   267,462

  Net earn-
   ings.....     --       --     --     12,229    --      12,229
  5% stock
   dividend.      856   19,802   --    (20,658)   --        --
  Three-for-
   two stock
   split....    9,400   (9,400)  --         (2)   --          (2)
  Issuance
   of stock
   for acqui-
   sition...      756   17,285   --       --      --      18,041
  Change in
   unrea-
   lized
   holding
   gain or
   loss.....     --      --      --       --     (664)     (664)
  Exercise
   of stock
   options..       69     (301)  --       --     --        (232)
              ------- -------- -----  -------- ------  --------
Balance
 June 30,
 1998.......  $28,252 $252,638 $(794) $ 16,738 $ --    $296,834
              ======= ======== =====  ======== ======  ========


                   See accompanying notes.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         I      Summary of Significant Accounting Policies

Operations  Southern Union Company (Southern Union and, together
----------
with its wholly-owned subsidiaries, the Company), is a public utility primarily engaged in the distribution and sale of natural gas to residential, commercial and industrial customers. Sub-sidiaries of Southern Union also market natural gas to end-users, distribute propane, operate natural gas pipeline systems and sell commercial gas air conditioning and other gas-fired engine-driven applications. Certain subsidiaries own or hold interests in real estate and other assets, which are primarily used in the Com-pany's utility business. Substantial operations of the Company are subject to regulation.

Principles of Consolidation  The consolidated financial state-
---------------------------
ments include the accounts of Southern Union and its wholly-owned subsidiaries. All significant intercompany accounts and transac-tions are eliminated in consolidation. All dollar amounts in the tables herein, except per share amounts, are stated in thousands unless otherwise indicated.

Gas Utility Revenues and Gas Purchase Costs  Gas utility custo-
-------------------------------------------
mers are billed on a monthly-cycle basis. The related cost of gas is matched with cycle-billed revenues through operation of purchased gas adjustment provisions in tariffs approved by the regulatory agencies having jurisdiction. Revenues from gas delivered but not yet billed are accrued, along with the related gas purchase costs and revenue-related taxes. The distribution and sale of natural gas in Texas and Missouri contributed in excess of 85% of the Company's total revenue, net earnings and identifiable assets in both 1998 and 1997. Four suppliers provided 45%, 44% and 43% of the Company's gas purchases in 1998, 1997 and 1996, respectively.

Credit Risk  Concentrations of credit risk in trade receivables

-----------
are limited due to the large customer base with relatively small individual account balances. In addition, Company policy requires a deposit from certain customers. The Company has recorded an allowance for doubtful accounts totaling $8,488,000, $10,986,000, $4,000,000 and $2,100,000 at June 30, 1998, 1997,
1996 and 1995, respectively. The allowance for doubtful accounts is increased for estimated uncollectible accounts and reduced for the write-off of trade receivables.

Fair Value of Financial Instruments  The carrying amounts
-----------------------------------
reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and notes payable approxi-mates their fair value. The fair value of the Company's invest-ment securities and long-term debt is estimated using current market quotes and other estimation techniques.

Inventories  Inventories consist of natural gas in underground
-----------
storage and materials and supplies. Natural gas in underground storage of $20,545,000 and $17,171,000 at June 30, 1998 and 1997,
respectively, consists of 9,118,000 and 7,785,000 British thermal units, respectively.

Earnings Per Share  The Financial Accounting Standards Board
------------------
(FASB) recently issued a standard, Earnings Per Share, which replaces the previously reported primary and fully diluted earnings per share with a basic and diluted earnings per share presentation. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and warrants. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the new standard. All share and per share data have been restated for all stock dividends and stock splits unless otherwise stated.

New Pronouncements  The FASB recently issued Employers' Disclo-
------------------
sures about Pensions and Other Postretirement Benefits which revises employers' disclosures about pension and other post-retirement benefit plans. The Company is required to adopt the provisions of this standard by June 30, 1999.

The FASB also issued Reporting Comprehensive Income and Disclo-sures about Segments of an Enterprise and Related Information, which establish procedures for reporting and display of compre-hensive income and its components, and certain disclosures about segment information in interim and annual financial statements and related information about products, services, geographic areas and major customers, respectively. The Company will adopt

             SOUTHERN UNION COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



the provisions of these standards for the fiscal year ending
June 30, 1999, but does not expect the adoption thereof to have a material effect on the Company's financial position, results of operations or cash flows.

Use of Estimates  The preparation of financial statements in con-
----------------
formity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

             II      Acquisitions and Divestiture

Effective December 31, 1997, the Company acquired Atlantic Utilities Corporation and Subsidiaries (Atlantic) for 755,650 pre-split shares of common stock valued at $18,041,000 and cash of $4,436,000. Atlantic is operated as South Florida Natural Gas, a natural gas division of Southern Union, and Atlantic Gas Corporation, a propane subsidiary of the Company. Atlantic cur-rently serves 4,800 customers in central Florida. The assets of Atlantic were included in the Company's consolidated balance sheet at January 1, 1998 as well as Atlantic's results of opera-tions which have been included in the Company's statements of consolidated operations and cash flows since January 1, 1998.
On the date of acquisition, Atlantic had $11,683,000 of cash and cash equivalents. The acquisition was accounted for using the purchase method. The additional purchase cost to be assigned to utility plant, pending final determination of the fair value of the assets acquired and liabilities assumed, of approximately $10,000,000 reflects the excess of the purchase price over the historical book carrying value of the net assets acquired. The additional purchase cost is amortized on a straight-line basis over forty years.

On July 23, 1997 two subsidiaries of Southern Union acquired a 42% equity ownership in a natural gas distribution company and other related operations currently serving 17,500 customers in Piedras Negras, Mexico for $2,700,000. This system is across the border from the Company's Eagle Pass, Texas service area. On September 8, 1997, the Company purchased a 45-mile intrastate pipeline, which will augment the Company's gas supply to the city of Eagle Pass and, subject to necessary regulatory approvals, ultimately Piedras Negras.

On August 30, 1996, SUPro Energy Company, a wholly-owned sub-sidiary of the Company, purchased certain propane distribution operations in El Paso, Texas and on June 30, 1997, acquired propane operations located in and around Alpine, Texas. These acquisitions which serve 3,600 customers were for $1,861,000 in cash and the assumption of $1,475,000 in long-term debt.

On May 1, 1996, Southern Union Company sold certain gas distribu-tion operations of the Company in the Texas and Oklahoma Pan-handles and Western Gas Interstate Company (WGI), a former wholly-owned subsidiary of the Company, exclusive of the Del Norte interconnect operation which transports natural gas into Mexico, for $15,900,000.

           III      Write-Off of Regulatory Assets

During 1998, the Company was impacted by pre-tax non-cash write-offs totaling $8,163,000 of previously recorded regulatory assets. Pursuant to a 1989 Missouri Public Service Commission
(MPSC) order, Missouri Gas Energy is engaged in a major gas safety program. In connection with this program, the MPSC issued an accounting authority order in 1994 which authorized Missouri Gas Energy to defer carrying costs at a rate of 10.54%. The MPSC rate order of January 22, 1997, however, retroactively reduced the 10.54% carrying cost rate used since early 1994 to an Allow-ance for Funds Used During Construction (AFUDC) rate of approxi-mately 6%. The Company filed an appeal of this portion of the rate order in the Missouri State Court of Appeals, Western District, and on August 18, 1998 was notified that the appeal was denied. This resulted in a one-time non-cash write-off of $5,942,000 of previously deferred costs as of June 30, 1998. See Commitments and Contingencies.

On August 21, 1998, Missouri Gas Energy was notified by the MPSC of its decision to grant a rate increase which, among other things, disallowed certain previously recorded deferred costs associated with the rate filing, requiring an additional pre-tax non-cash write-off of $2,221,000. Though the Company has requested a rehearing on significant

             SOUTHERN UNION COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



portions of these disallowances, generally accepted accounting principles require the Company to immediately record this charge to earnings which Southern Union did as of June 30, 1998.

                IV      Other Income, Net

Other income of $4,073,000 in 1998 included: $1,671,000 related to the deferral of interest and other expenses associated with the Missouri Gas Energy Safety Program; realized gains on the sale of investment securities of $1,088,000; and net rental income of Lavaca Realty Company (Lavaca Realty), the Company's real estate subsidiary, of $1,119,000.

Other income of $2,880,000 in 1997 included: $3,729,000 related to the deferral of interest and other expenses associated with the Missouri Gas Energy Safety Program; realized gains on the sale of investment securities of $2,545,000; and net rental income of Lavaca Realty, of $1,329,000. This was partially offset by $2,125,000 for the settlement of complaints brought by the Missouri Office of Public Counsel and the Missouri Public Service Commission (MPSC) for certain billing errors primarily from the 1996/1997 winter heating season; the write-off of $1,750,000 of acquisition-related costs as a result of termina-tion of various acquisition activities; and a $257,000 expense associated with the donation of emissions analysis equipment and software to a Texas university.

Other income of $11,326,000 in 1996 included: $5,664,000 related to the deferral of interest and other expenses associated with the Missouri Gas Energy Safety Program; $2,300,000 pre-tax gain on the sale of WGI and other operations; investment interest and interest on notes receivable of $2,051,000; net rental income of Lavaca Realty of $1,392,000; and $1,581,000 in net gains from the repurchase of Senior Notes. This was partially offset by losses of $470,000 on the sale of undeveloped real estate.

                  V      Cash Flow Information

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Short-term investments are highly liquid investments with maturi-ties of more than three months when purchased, and are carried at cost, which approximates market. The Company places its tempo-rary cash investments with a high credit quality financial insti-tution which, in turn, invests the temporary funds in a variety of high-quality short-term financial securities.

Under the Company's cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes and are classified in accounts payable in the consolidated balance sheet.

                  VI      Earnings Per Share

During the three-year period ended June 30, 1998, no adjustments were required in net earnings available for common stock for the earnings per share calculations. Average shares outstanding for basic earnings per share were 27,580,211, 26,886,053 and 26,758,932 for the year ended June 30, 1998, 1997 and 1996, respectively. Diluted earnings per share includes average shares outstanding as well as common stock equivalents from stock options and warrants. Common stock equivalents were 1,073,067, 1,061,882 and 838,517 for the year ended June 30, 1998,
1997 and 1996, respectively.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



             VII      Property, Plant and Equipment

Plant  Plant in service and construction work in progress are
-----
stated at original cost net of contributions in aid of construc-tion. The cost of additions includes an allowance for funds used during construction and applicable overhead charges. Gain or loss is recognized upon the disposition of significant utility properties and other property constituting operating units. Gain or loss from minor dispositions of property is charged to accumu-lated depreciation and amortization. The Company capitalizes the cost of significant internally-developed computer software sys-tems and amortizes the cost over the expected useful life. See Debt and Capital Lease.

                                                 June 30,
                                          ----------------------
                                             1998        1997
                                          ----------  ----------

Distribution plant......................  $  984,580  $  919,998
General plant...........................     106,444      74,375
Other...................................      16,172      15,872
                                          ----------  ----------
    Total plant.........................   1,107,196   1,010,245
Less contributions in aid of
  construction..........................     (49,521)    (46,976)
                                          ----------  ----------
    Plant in service....................   1,057,675     963,269
Construction work in progress...........       7,783       7,970
                                          ----------  ----------
                                           1,065,458     971,239
Less accumulated depreciation and
   amortization.........................    (355,430)   (329,182)
                                          ----------  ----------
                                             710,028     642,057
Additional purchase cost assigned to
  utility plant, net....................     138,381     131,539
                                          ----------  ----------

    Net property, plant and equipment...  $  848,409  $  773,596
                                          ==========  ==========

Acquisitions of rate-regulated entities are recorded at the his-torical book carrying value of utility plant. On December 31, 1997, Atlantic was acquired in which historical utility plant and equipment had a cost and accumulated depreciation and amortiza-tion of $5,253,000 and $2,540,000, respectively. Additional pur-chase cost assigned to utility plant is the excess of the purchase price over the book carrying value of the net assets acquired. In general, the Company has not been allowed recovery of additional purchase cost assigned to utility plant in rates. Periodically, the Company evaluates the carrying value of its additional purchase cost assigned to utility plant, long-lived assets, capital leases and other identifiable intangibles by com-paring the anticipated future operating income from the busi-nesses giving rise to the respective asset with the original cost or unamortized balance. No impairment has been indicated or is expected at June 30, 1998.

Depreciation and Amortization  Depreciation of utility plant is
-----------------------------
provided at an average straight-line rate of approximately 3% per annum of the cost of such depreciable properties less applicable salvage. Franchises are amortized over their respective lives. Depreciation and amortization of other property is provided at straight-line rates estimated to recover the costs of the properties, after allowance for salvage, over their respective lives. Internally-developed computer software system costs are amortized over various regulatory-approved periods. Amortization of additional purchase cost assigned to utility plant is provided on a straight-line basis over forty years unless the Company's regulators have provided for the recovery of the additional purchase cost in rates, in which case the Company's policy is to utilize the amortization period which follows the rate recovery period.

Depreciation of property, plant and equipment in 1998, 1997, and 1996 was $34,477,000, $31,051,000 and $29,264,000, respectively.

              VIII      Investment Securities

At June 30, 1998, all securities owned by the Company are accounted for under the cost method. These securities consist of preferred stock in a non-public company. Realized gains and losses on sales of investments, as determined

             SOUTHERN UNION COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



on a specific identification basis, are included in the Consoli-dated Statement of Operations when incurred, and dividends are recognized as income when received.

At June 30, 1997, all securities owned by the Company were clas-sified as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of common stockholders' equity. As of June 30, 1997, investment securities consisted of common stock with a specific cost of $5,443,000 and a fair value of $6,432,000. The unrealized holding gain, net of related income taxes and included as a separate component of common stock-holders' equity, totaled, $643,000.

As of June 30, 1997, the Company had short sales of investment securities and recorded a prepayment for the anticipated proceeds of $6,599,000. The related payable of $6,566,000, based on fair value of the investment securities, was recorded in other current liabilities. The unrealized holding gain, net of related income taxes and included as a separate component of common stock-holders' equity, totaled $21,000 at June 30, 1997.

               IX      Stockholders' Equity

Stock Splits and Dividends  On December 10, 1997, December 10,
--------------------------
1996 and November 27, 1995, Southern Union distributed its annual 5% common stock dividend to stockholders of record on November 21, 1997, November 22, 1996 and November 15, 1995, respectively. A portion of the 5% stock dividend distributed on November 27, 1995 was characterized as a distribution of capital due to the level of the Company's retained earnings available for distribution as of the declaration date. On July 13, 1998, Southern Union distributed a three-for-two stock split in the form of a 50% stock dividend to stockholders of record on June 30, 1998. On March 11, 1996, the Company distributed a four-for-three stock split in the form of a 33 % stock dividend, to stockholders of record on February 23, 1996. Unless otherwise stated, all per share and share data included herein have been restated to give effect to the dividends and splits.

Common Stock  The Company maintains its 1992 Long-Term Stock In-
------------
centive Plan (1992 Plan) under which options to purchase 3,313,690 shares were provided to be granted to officers and key employees at prices not less than the fair market value on the date of grant. The 1992 Plan allows for the granting of stock appreciation rights, dividend equivalents, performance shares and restricted stock. The Company also had an incentive stock option plan (1982 Plan) which provided for the granting of 787,500 options, until December 31, 1991. Upon exercise of an option granted under the 1982 Plan, the Company may elect, instead of issuing shares, to make a cash payment equal to the difference at the date of exercise between the option price and the market price of the shares as to which such option is being exercised. Options granted under both the 1992 Plan and the 1982 Plan are exercisable for periods of ten years from the date of grant or such lesser period as may be designated for particular options, and become exercisable after a specified period of time from the date of grant in cumulative annual installments. Options typically vest 20% per year for five years but may be a lesser or greater period as designated for particular options.

The Company accounts for its incentive plans under an Accounting Principles Board opinion, Accounting for Stock Issued to Employees. As a result, the Company recorded no compensation expense for 1998, 1997 and 1996. During 1997, the Company adopted the FASB standard, Accounting for Stock-Based Compensa-tion, for footnote disclosure purposes only. Had compensation cost for these incentive plans been determined consistent with this standard, the Company's net income and diluted earnings per share would have been $11,141,000 and $.39, respectively, in 1998, $18,489,000 and $.66, respectively, in 1997 and $20,616,000 and $.75, respectively, in 1996. Because this standard has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of nil for all years; volatility of 19.5%, 21% and 25%; risk-free interest rate of 5.5%, 6.2% and 6.6%; and expected life outstanding of 5.5 to 7.2 years, 5.5 to 7.2 years and 3.5 to
7.0 years.

                           1992 Plan              1982 Plan
                      --------------------   --------------------
                                  Weighted               Weighted
                        Shares    Average      Shares    Average
                        Under     Exercise     Under     Exercise
                        Option     Price       Option     Price
                      ---------   --------   ---------   --------
Outstanding July 1,
  1995..............  1,039,315    $ 5.93      595,261    $ 3.39
    Granted.........    475,928      9.68         --         --
    Exercised.......    (56,160)     5.47     (105,835)     3.36
    Canceled........    (74,820)     6.67         --         --
                      ---------              ---------
Outstanding June 30,
  1996..............  1,384,263      7.20      489,426      3.39
    Granted.........    446,235     14.47         --         --
    Exercised.......    (55,494)     6.26      (77,653)     3.39
    Canceled........    (11,938)     7.25         --         --
                      ---------              ---------
Outstanding June 30,
  1997..............  1,763,066      9.07      411,773      3.39
    Granted.........    674,555     18.66         --         --
    Exercised.......    (77,081)     4.93      (80,961)     3.39
    Canceled........    (19,622)    13.87         --         --
                      ---------              ---------
Outstanding June 30,
  1998..............  2,340,918     11.93      330,812      3.39
                      =========              =========

The following table summarizes information about stock options outstanding under the 1992 Plan at June 30, 1998:

                                                      Options
              Options Outstanding                   Exercisable
----------------------------------------------   ----------------
                           Weighted
                            Average   Weighted           Weighted
                           Remaining   Average   Number   Average
   Range of     Number of Contractual Exercise     of    Exercise
Exercise Prices  Options     Life      Price     Options  Price
--------------- --------- ----------- --------   ------- --------

$ 0.00 - $ 5.00   371,787  4.3 years    $ 4.27    371,787  $ 4.27
  5.01 -  10.00   798,248  6.5 years      8.53    455,673    8.16
 10.01 -  15.00   483,636  8.3 years     13.93    109,134   13.54
 15.01 -  20.00   682,285  9.9 years     18.60       --      --
 20.01 -  25.00     4,962  5.0 years     20.53       --      --
                ---------                         -------
                2,340,918                         936,594
                =========                         =======

The shares exercisable under the 1992 Plan and the corresponding weighted average exercise price at June 30, 1998, 1997 and 1996 were 936,594 at $7.24; 686,598 at $6.12; and 464,573 at $5.55,
respectively. The shares exercisable under the 1982 Plan and the corresponding weighted average exercise price at June 30, 1998, 1997 and 1996 were 330,812 at $3.39; 411,773 at $3.39; and
489,426 at $3.39, respectively. The weighted average remaining contractual life of options outstanding under the 1982 Plan at June 30, 1998 was 1.9 years. There were 768,720 shares available for future option grants under the 1992 Plan at June 30, 1998.
No shares were available for future option grants under the 1982 Plan at June 30, 1998.

On February 10, 1994, Southern Union granted a warrant which expires on February 10, 2004, to purchase up to 91,162 shares of Common Stock at an exercise price of $7.61 to the Company's outside legal counsel.

Retained Earnings  Under the most restrictive provisions in
-----------------
effect, as a result of the sale of Senior Notes, Southern Union will not declare or pay any cash or asset dividends on common stock (other than dividends and distributions payable solely in shares of its common stock or in rights to acquire its common stock) or acquire or retire any shares of Southern Union's common stock, unless no event of default exists and the Company meets certain financial

             SOUTHERN UNION COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



ratio requirements. In addition, Southern Union's charter relating to the issuance of preferred stock limits the payment of cash or asset dividends on capital stock.

         X      Preferred Securities of Subsidiary Trust

On May 17, 1995, Southern Union Financing I (Subsidiary Trust), a consolidated wholly-owned subsidiary of Southern Union, issued $100,000,000 of 9.48% Trust Originated Preferred Securities (Pre-ferred Securities). In connection with the Subsidiary Trust's issuance of the Preferred Securities and the related purchase by Southern Union of all of the Subsidiary Trust's common securities (Common Securities), Southern Union issued to the Subsidiary Trust $103,092,800 principal amount of its 9.48% Subordinated Deferrable Interest Notes, due 2025 (Subordinated Notes). The sole assets of the Subsidiary Trust are the Subordinated Notes. The interest and other payment dates on the Subordinated Notes correspond to the distribution and other payment dates on the Preferred Securities and the Common Securities. Under certain circumstances, the Subordinated Notes may be distributed to holders of the Preferred Securities and holders of the Common Securities in liquidation of the Subsidiary Trust. The Subordi-nated Notes are redeemable at the option of the Company on or after May 17, 2000, at a redemption price of $25 per Subordinated Note plus accrued and unpaid interest. The Preferred Securities and the Common Securities will be redeemed on a pro rata basis to the same extent as the Subordinated Notes are repaid, at $25 per Preferred Security and Common Security plus accumulated and unpaid distributions. Southern Union's obligations under the Subordinated Notes and related agreements, taken together, con-stitute a full and unconditional guarantee by Southern Union of payments due on the Preferred Securities. As of June 30, 1998 and 1997, 4,000,000 shares of Preferred Securities were out-standing.

             XI      Debt and Capital Lease

                                                    June 30,
                                               ------------------
                                                 1998      1997
                                               --------  --------

7.60% Senior Notes, due 2024.................  $384,515  $384,515
Other........................................    23,669     2,329
                                               --------  --------
Total long-term debt.........................  $408,184  $386,844
                                               ========  ========

The maturities of long-term debt for each of the next five years ending June 30 are: 1999 -- $1,777,000; 2000 -- $1,632,000; 2001
-- $1,734,000; 2002 -- $1,852,000; 2003 -- $12,159,000 and
thereafter -- $389,030,000.

Senior Notes  On January 31, 1994, Southern Union completed the
------------
sale of the $475,000,000, 7.60% Senior Debt Securities (Senior Notes). The net proceeds from the sale, together with the net proceeds from a $50,000,000 common stock subscription rights offering (Rights Offering) completed on December 31, 1993 and working capital from operations, were used to: (i) fund the acquisition of Missouri Gas Energy; (ii) repay $59,300,000 of borrowings under the revolving credit facility; and (iii) refin-ance $105,000,000 aggregate principal amount of various notes and debentures and the related premiums of $13,700,000 resulting from the early extinguishment of such notes and debentures.

During 1996, $75,485,000 of Senior Notes were repurchased at prices ranging from $922 to $985 per $1,000 note resulting in a net pre-tax gain of $1,581,000. Debt issuance costs and premiums on the early extinguishment of debt are accounted for in accordance with that required by its various regulatory bodies having jurisdiction over the Company's operations. The Company recognizes gains or losses on the early extinguishment of debt to the extent it is provided for by its regulatory authorities and in some cases such gains or losses are deferred and amortized over the term of the new or replacement debt issues.

The Senior Notes traded at $1,061 and $1,026 (per $1,000 note) on
June 30 and July 31, 1998, respectively, as quoted by a major brokerage firm. The carrying amount of long-term debt at June 30, 1998 and 1997 was $408,184,000 and $386,844,000,
respectively. The fair value of long-term debt at June 30, 1998 and 1997 was $431,628,000 and $373,770,000, respectively.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Capital Lease  The Company began installing an Automated Meter
-------------
Reading (AMR) system at Missouri Gas Energy during fiscal year 1998 which was substantially completed in first quarter of fiscal year 1999. The installation of the AMR system involved an investment of $30,550,000 which is accounted for as a capital lease obligation. During 1998, the Company recorded an increase in plant and long-term debt of $22,151,000. As of June 30, 1998, the capital lease obligation outstanding was $21,652,000. This system will improve meter reading accuracy and provide electronic accessibility to meters in residential customers' basements, thereby assisting in the reduction of the number of estimated bills. Depreciation on the AMR system is provided at an average straight-line rate of approximately 5% per annum of the cost of such property.

Credit Facilities  The Company has availability under a
-----------------
$100,000,000 revolving credit facility (Revolving Credit Facility) underwritten by a syndicate of banks. The Company has additional availability under uncommitted line of credit facilities (Uncommitted Facilities) with various banks.
Covenants under the Revolving Credit Facility allow for up to $35,000,000 of borrowings under Uncommitted Facilities at any one time. Borrowings under these facilities are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. The facilities are uncol-lateralized and have no borrowing base limitations as long as the Senior Notes meet certain rating criteria. The Company may use up to $40,000,000 of the Revolving Credit Facility to finance future acquisitions. These facilities contain covenants with respect to financial parameters and ratios, total debt limita-tions, restrictions as to dividend payments, stock reacquisi-tions, certain investments and additional liens. The facilities expire on December 31, 1999. The Revolving Credit Facility is subject to a commitment fee based on the rating of the Senior Notes. As of June 30, 1998, the commitment fee was an annualized
 .15% on the unused balance. The interest rate on borrowings on the Revolving Credit Facility is calculated based on a formula using the LIBOR or prime interest rates. The average interest rate under the facilities was 6.1% for the years ended June 30, 1998 and 1997. A $1,600,000 balance was outstanding under the facilities at both June 30, 1998 and 1997. A balance of $7,400,000 was outstanding under the facilities at July 31, 1998.

                XII      Employee Benefits

Defined Contribution Plan  The Company provides a Savings Plan
-------------------------
available to all employees. Since January 1, 1997, the Company contributes $.50 of Company stock for each $1.00 contributed by a non-Missouri Gas Energy participant up to 5% of the employee's salary. Additionally, the Company contributes $.75 of Company stock for each $1.00 contributed by a non-Missouri Gas Energy participant from 6% to 10% of the employee's salary. For Missouri Gas Energy non-union employees, the Company contributes $.50 of Company stock for each $1.00 contributed by such a par-ticipant up to 5% of the employee's salary and the Company con-tributes $.75 of Company stock for each $1.00 contributed by such a participant from 6% to 8% of the employee's salary. For Missouri Gas Energy union employees, the Company contributes $.50 of Company stock for each $1.00 contributed by such a participant up to 7% of the employee's salary. Company contributions are 100% vested after six years of continuous service. Company con-tributions to the plan during 1998, 1997 and 1996, were $1,656,000, $1,476,000 and $1,425,000, respectively.

Postemployment Benefits  Certain postemployment benefits such as
-----------------------
disability and health care continuation coverage provided to former or inactive employees after employment but before retire-ment, are accrued if attributable to an employee's previously rendered service. The Company has recorded a regulatory asset to the extent it intends to file rate applications to include such costs in rates and such recovery is probable. As of June 30, 1998 and 1997, the Company has recorded a regulatory asset and a related liability of $1,343,000 and $1,100,000, respectively.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Postretirement Benefits Other than Pensions

                                           1998    1997    1996
                                          ------  ------  ------

Service cost of benefits earned
  during the year.......................  $  278  $  282  $  313
Interest cost on benefit obligations....   2,811   2,772   2,982
Actual return on plan assets............     (76)    (31)    (24)
Amortization of transition obligation...     224     224     224
Net amortization and deferral...........  (1,432) (1,115)   (195)
                                          ------  ------  ------
Net postretirement benefit cost.........  $1,805  $2,132  $3,300
                                          ======  ======  ======

                                                1998      1997
                                              --------  --------

Accumulated postretirement benefit
  obligation:
    Retirees................................  $ 29,804  $ 28,713
    Other fully eligible participants.......     3,410     2,424
    Other active participants...............     4,850     4,811
                                              --------  --------
Accumulated benefit obligation..............    38,064    35,948
Plan assets at fair value...................    (2,128)     (863)
                                              --------  --------
Accumulated benefit obligations in excess
  of plan assets............................    35,936    35,085
Unrecognized net transition obligation......    (3,244)   (3,412)
Unrecognized prior service cost.............     1,102     1,207
Unrecognized net gain.......................     4,663     7,552
                                              --------  --------
Accrued postretirement benefit cost.........  $ 38,457  $ 40,432
                                              ========  ========

Postretirement medical and other benefit liabilities are accrued on an actuarial basis during the years an employee provides ser-vices. Prior to 1997, Missouri Gas Energy recorded a deferral of postretirement medical expense in excess of cash paid per an accounting authority order approved by the MPSC. These deferrals were to be amortized to expense and were to be fully offset by the net income stream generated from a company-owned life insur-ance (COLI) plan. Legislation passed in 1996 by Congress elimi-nated the tax advantages afforded to COLI plans, and the Missouri Gas Energy COLI program was terminated in February 1997. Addi-tionally, the State of Missouri passed legislation which provides for prospective recognition by the MPSC of postretirement medical and benefit costs on an accrual basis when funded. Amortization of deferrals recorded prior to the termination of the COLI are currently included in Missouri Gas Energy rates. The Company amortizes the transition obligation over an allowed 20-year period. Fluctuations in the stock market could impact future plan asset investment returns and ultimately net pension expense.

The significant features of the plan include the payment of a portion of the medical benefit costs for individuals (and their dependents) who are: (i) employees or retirees of Missouri Gas Energy; (ii) non-Missouri Gas Energy retirees who retired prior to January 1, 1993; and (iii) non-Missouri Gas Energy employees (and their dependents) who elected to retire during the first quarter of 1993. For active non-Missouri Gas Energy employees hired prior to January 1, 1993, benefits are provided only to retirees and only until eligibility for Medicare (age 65). The cost-sharing provisions for medical care benefits include an escalation in the non-Missouri Gas Energy retirees' share of claims obligations that is expected to follow the trend of claims net of Medicare reimbursements. The non-Missouri Gas Energy employees plan was amended during 1993 to substantially modify the cost-sharing provisions to decrease the employer's share of expected future claims and make certain other plan changes. The plan for Missouri Gas Energy employees and retirees provides payment of a portion of the medical benefit costs for individuals and their dependents. The cost sharing provisions include an escalation in the Missouri Gas Energy retirees share of claims that is expected to follow the trend of claims net of Medicare, subject to an overall limit on employer expenditures.

The weighted average assumed discount rate used to measure the accumulated postretirement benefit obligation was 7.75% for the year ended June 30, 1998 and 1997. The weighted average expected long-term rate of return on plan assets was assumed to be 8% on an after-tax basis. The annual assumed rate of increase in the health care cost trend rate for 1998 was 7.25% per year, gradually decreasing thereafter to 6% in year eight and there-after, of the

             SOUTHERN UNION COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



projection. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by one percent for each future year would increase the aggregate of the service and in-terest cost components of the net periodic postretirement health care benefit cost by $34,000 and would increase the accumulated postretirement benefit obligation for health care benefits by $368,000. Assets held in the separate account within the retire-ment plan include cash and bond and stock funds. Non-benefit liabilities are limited to expenses associated with plan opera-tion and administration.

Defined Benefit Plan  The Company maintains two trusteed
--------------------
non-contributory defined benefit retirement plans which cover substantially all employees. Plan A covers those Company employees who are not employed by Missouri Gas Energy and Plan B covers those employees who are employed by Missouri Gas Energy. The Company funds the plans' cost in accordance with federal regulations, not to exceed the amounts deductible for income tax purposes. The plans' assets are invested in cash and bond and stock funds.

Net pension expense for the years ended June 30, 1998, 1997 and 1996 consisted of the following:

                          Plan A                 Plan B
                   --------------------  -----------------------
                    1998   1997   1996    1998    1997    1996
                   ------ ------ ------  ------- ------- -------

Service cost of
 benefits
 earned during
 the year........  $1,431 $1,405 $1,442  $ 1,550 $ 1,509 $ 1,640
Interest cost on
 projected bene-
 fit obligations.   2,970  2,759  2,483    7,596   7,487   7,355
Actual return on
 plan assets.....  (5,693)(6,473)(4,204) (17,076)(20,797)(18,669)
Net amortization
 and deferral....   2,735  4,121  2,277    5,021  12,025  11,556
                   ------ ------ ------  ------- ------- -------
Net pension ex-
 pense (income)..  $1,443 $1,812 $1,998  $(2,909)$   224 $ 1,882
                   ====== ====== ======  ======= ======= =======

Actuarial assump-
 tions:
  Weighted aver-
   age discount
   rate..........   7.25%  7.75%  7.75%    7.25%   7.75%   7.75%
  Rate of in-
   crease in
   future com-
   pensation
   levels........   5.62%  5.62%  5.62%     5.8%    5.8%    5.8%
  Weighted aver-
   age expected
   long-term rate
   of return.....      8%     8%  7.75%       8%      8%   7.75%

                               Plan A               Plan B
                         ------------------   ------------------
                           1998      1997       1998       1997
                         --------  --------   --------  --------

Actuarial present
 value of benefit
 obligations:
  Vested benefits.....   $ 32,950  $ 29,738   $ 95,124  $ 88,541
  Nonvested benefits..      1,188     1,184      1,245     1,086
                         --------  --------   --------  --------
Accumulated benefit
 obligations..........     34,138    30,922     96,369    89,627
Effect of future
 salary increases.....      8,056     5,933      7,447     7,113
                         --------  --------   --------  --------
Projected benefit
 obligation...........     42,194    36,855    103,816    96,740
Plan assets at fair
 value................    (41,907)  (36,931)  (122,318) (112,574)
                         --------  --------   --------  --------
Projected benefit
 obligation less plan
 assets...............        287       (76)   (18,502)  (15,834)
Unrecognized net
 transition asset.....        354       427       --        --
Unrecognized prior
 service cost.........     (1,385)   (1,515)    (1,020)   (1,103)
Unrecognized net gain.      4,280     4,555     17,728    17,324
                         --------  --------   --------  --------
Accrued retirement
 plan liabilities
 (assets).............   $  3,536  $  3,391   $ (1,794) $    387
                         ========  ========   ========  ========

The actuarial computations for the determination of accumulated and projected benefit obligations are based on the projected unit credit method. Prior service cost is being amortized on a straight-line basis over the average remaining expected future service of participants present at the time of amendment.

The Company also maintains a supplemental non-contributory defined benefit retirement plan which covers certain executive employees. The purpose of the supplemental plan is to provide part or all of those defined benefit plan

            SOUTHERN UNION COMPANY AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



benefits which are not payable to certain employees under the primary plan. The net pension cost of the supplemental plan for each of the three years ended June 30, 1998 was not significant.

                   XIII      Taxes on Income

                                         Year Ended June 30,
                                     ----------------------------
                                       1998      1997      1996
                                     --------  --------  --------

Current:
  Federal.........................   $  1,381  $  4,437  $  4,960
  State...........................        240       596       606
                                     --------  --------  --------
                                        1,621     5,033     5,566
Deferred:
  Federal.........................      5,984     6,690     8,563
  State...........................        379       650       850
                                     --------  --------  --------
                                        6,363     7,340     9,413
                                     --------  --------  --------
Total provision...................   $  7,984  $ 12,373  $ 14,979
                                     ========  ========  ========

Deferred credits and other liabilities also include $593,000 and $629,000 of unamortized deferred investment tax credit as of June 30, 1998 and 1997, respectively.

Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

                                                   June 30,
                                              ------------------
                                                1998      1997
                                              --------  --------

Deferred tax assets:
  Postretirement benefits..................   $  1,079  $  2,053
  Bad debt reserves........................       --       2,643
  Estimated alternative minimum tax credit.     10,554     7,890
  Insurance accruals.......................      3,074     2,599
  Unrealized holding gain on securities....       --        (357)
  Other....................................      1,230     1,266
                                              --------  --------
    Total deferred tax assets..............     15,937    16,094
                                              --------  --------
Deferred tax liabilities:
  Property, plant and equipment............    (65,564)  (57,839)
  Unamortized debt expense.................     (5,270)   (5,492)
  Other....................................     (5,330)   (3,955)
                                              --------  --------
    Total deferred tax liabilities.........    (76,164)  (67,286)
                                              --------  --------
Net deferred tax liability.................    (60,227)  (51,192)
Less current tax assets....................      2,378     2,786
                                              --------  --------
Accumulated deferred income taxes..........   $(62,605) $(53,978)
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

                                        Year Ended June 30,
                                    ----------------------------
                                      1998      1997      1996
                                    --------  --------  --------

Computed statutory tax expense
  at 35%..........................  $  7,075  $ 10,992  $ 12,536
Changes in taxes resulting from:
  State income taxes, net of
    federal income tax benefit....       402       811       947
  Acquisition adjustment related
    to assets sold................      --        --       1,096
  Amortization of acquisition
    adjustment....................       723       724       884
  Research and experimentation
    credit........................      --        --        (400)
  Other...........................      (216)     (154)      (84)

                                    --------  --------  --------
Actual tax expense................  $  7,984  $ 12,373  $ 14,979
                                    ========  ========  ========

              XIV      Utility Regulation and Rates

On August 21, 1998, MGE was notified by the MPSC of its decision to grant a $13,300,000 annual increase to revenue effective on September 2, 1998.

On April 13, 1998 Southern Union Gas filed for a $2,228,000 request for a rate increase from the city of El Paso, a request the city subsequently denied. On April 21, 1998, the city council of El Paso voted to reduce the Company's rates by $1,570,000 annually and to order a one-time cost of gas refund of $475,000. The Company has appealed both of the council's actions to the Railroad Commission of Texas and expects a decision by the end of calendar year 1998.

On January 22, 1997, Missouri Gas Energy was notified by the MPSC of its decision to grant an $8,847,000 annual increase to revenue effective on February 1, 1997. See Commitments and Con-tingencies.

The MPSC approved a three-year, experimental gas supply incentive plan for Missouri Gas Energy effective July 1, 1996. Under the plan, the Company and Missouri Gas Energy's customers share in certain savings below benchmark levels of gas costs achieved as a result of the Company's gas procurement activities. Likewise, if natural gas is acquired above benchmark levels, both the Company and customers share in such costs. For the year ended June 30, 1998 and 1997, the incentive plan achieved a reduction of overall gas costs of $9,200,000 and $10,200,000, respectively, resulting in savings to Missouri customers of $5,100,000 and $5,600,000, respectively. The Company recorded revenues of $4,100,000 and $4,600,000 in 1998 and 1997, respectively, under this plan.
There can be no assurance that this or any similar plan will be approved by the MPSC for MGE after this plan expires on July 1, 1999.

Under the order of the Federal Energy Regulatory Commission, a major supplier of gas to Missouri Gas Energy is allowed recovery of certain previously unrecovered deferred gas costs with a remaining balance of $9,200,000 at June 30, 1998. Missouri Gas Energy is allowed to recover these costs from its Missouri customers through a purchase gas adjustment mechanism which is filed with and approved by the MPSC. The receivable and liability associated with these costs have been recorded as a deferred charge and a deferred credit, respectively, on the consolidated balance sheet as of June 30, 1998 and 1997.

As a result of the January 31, 1994 acquisition of Missouri Gas Energy, the MPSC required Missouri Gas Energy to reduce rate base by $30,000,000 to compensate Missouri rate payers for rate base reductions that were eliminated as a result of the acquisition. This is amortized over a ten-year period on a straight-line basis since the date of acquisition.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                      XV      Leases

The Company leases certain facilities, equipment and office space under cancelable and noncancelable operating leases. The minimum annual rentals under operating leases for the next five years ending June 30 are as follows: 1999 -- $5,603,000; 2000 --
$3,961,000; 2001 -- $3,262,000; 2002 -- $2,837,000; 2003 --
$1,732,000; and thereafter $9,567,000. Rental expense was $6,054,000, $6,797,000 and $8,098,000 for the years ended
June 30, 1998, 1997 and 1996, respectively.

                     XVI      Year 2000

Similar to all business entities, the Company will be impacted by the inability of computer application software programs to dis-tinguish between the year 1900 and 2000 due to a commonly-used programming convention. Unless such programs are modified or replaced prior to 2000, calculations and interpretations based on date-based arithmetic or logical operations performed by such programs may be incorrect.

Management's plan addressing the impact of the Year 2000 issue on the Company focuses on the following areas: application systems, process control systems (embedded chips), technology infrastruc-ture, physical infrastructure, and third party business partners and suppliers with which the Company has significant relation-ships. Management's analysis and review of these areas is com-prised primarily of five phases: developing an inventory of hardware, software and embedded chips; assessing the degree to which each area is currently in compliance with Year 2000 requirements; performing renovations and repairs as needed to attain compliance; testing to ensure compliance; and developing a contingency plan if repair and renovation efforts are either unsuccessful or untimely.

Management has substantially completed the inventory and assess-ment phases regarding application systems, process control sys-tems and technology infrastructure, and is performing renovations, repairs and testing of the former two categories. The review of physical infrastructure and business partners, gas transporters and suppliers is in the inventory stage. While the Company anticipates that any additional inventory and assessment efforts will be completed by the end of calendar year 1998, renovation, repair and testing of affected areas will continue through calendar year 1999. Costs incurred to date have pri-marily consisted of labor from the redeployment of existing information technology, legal and operational resources. The Company expects to spend approximately $3 million for these Year 2000 compliance efforts. To the extent that such costs are incurred in Year 2000 compliance efforts, the Company will attempt recovery for such costs through regulatory relief.

In addition to the activities described above, the Company is currently replacing some of its financial and operating software programs with new programs that will be Year 2000 compliant. These new programs have significantly reduced the costs the Com-pany expects to incur to become Year 2000 compliant. However, the Company has formed a contingency team to develop a work plan in the event that such programs are not fully operational by the end of calendar year 1999. The costs associated with this effort are being evaluated and cannot yet be determined. Although the Company does not presently anticipate a material business inter-ruption as a result of the Year 2000, the worst case scenario if all of the Company's Year 2000 efforts failed, including the failure of third party providers to deliver services, could result in daily lost revenues of approximately $3,200,000.
This estimate is based on historical revenues recognized in the month of January.

              XVII      Commitments and Contingencies

On December 30, 1997, Southern Union settled the claims associ-ated with the removal of hazardous substances from the site of a former coal gasification plant (Pine Street Canal Site) in Burlington, Vermont. The cost of the settlement did not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Southern Union and Western Resources, Inc. entered into an Environmental Liability Agreement (Environmental Liability Agree-ment) at the time of the closing of the acquisition of Missouri Gas Energy. Subject to the accuracy of certain representations made by Western Resources in the Missouri Asset Purchase Agree-ment, the Environmental Liability Agreement provides for a tiered approach to the allocation of certain liabilities under environ-mental laws that

             SOUTHERN UNION COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



may exist or arise with respect to Missouri Gas Energy. The En-vironmental Liability Agreement contemplates Southern Union first seeking reimbursement from other potentially responsible parties, or recovery of such costs under insurance or through rates charged to customers. To the extent certain environmental lia-bilities were discovered by Southern Union prior to January 31, 1996, and are not so reimbursed or recovered, Southern Union will be responsible for the first $3,000,000, if any, of out-of-pocket costs and expenses incurred to respond to and remediate any such environmental claim. Thereafter, Western Resources would share one-half of the next $15,000,000 of any such costs and expenses, and Southern Union would be solely liable for any such costs and expenses in excess of $18,000,000. Missouri Gas Energy owns or is otherwise associated with a number of sites where manufactured gas plants were previously operated. These plants were commonly used to supply gas service in the late 19th and early 20th cen-turies, in certain cases by corporate predecessors to Western Resources. By-products and residues from manufactured gas could be located at these sites and at some time in the future may require remediation by the United States Environmental Protection Agency (EPA) or delegated state regulatory authority. By virtue of notice under the Missouri Asset Purchase Agreement and its preliminary, non-invasive review, the Company became aware prior to closing of eleven such sites in the service territory of Missouri Gas Energy. Based on information reviewed thus far, it appears that not all of these sites may have been owned or operated by Western Resources or its predecessors in interest. Subsequent to the closing of the acquisition of Missouri Gas Energy, as a result of an environmental audit, the Company has discovered the existence of possibly eight additional sites in the service territory of Missouri Gas Energy. Southern Union has so informed Western Resources. The Company does not know if any of these additional sites were ever owned or operated by Western Resources or any of its predecessors in interest. Western Resources has informed the Company that it was notified in 1991 by the EPA that it was evaluating one of the sites (in St. Joseph, Missouri) for any potential threat to human health and the environment. Western Resources has also advised the Company, as of September 15, 1994, the EPA had not notified it that any further action may be required. Evaluation of the remainder of the sites by appropriate federal and state regulatory authorities may occur in the future. At the present time and based upon information available to management, the Company believes that the costs of any remediation efforts that may be required for these sites for which it may ultimately have responsibility will not exceed the aggregate amount subject to substantial sharing by Western Resources.

In addition to the various Missouri Gas Energy sites described above, the Company is investigating the possibility that the Company or predecessor companies may have been associated with Manufactured Gas Plant (MGP) sites in other of its former service territories, principally in Arizona and New Mexico, and present service territories in Texas. At the present time, the Company is aware of certain plant sites in some of these areas and is investigating those and certain other locations.

The municipal owner of a property adjacent to one of the Company's service locations has raised concerns over the con-tinued operation of that property as a park due to its former use as a portion of an MGP site. The Texas Water Commission (TWC), in cooperation with the EPA, conducted a site inspection and preliminary assessment of this MGP site. Correspondence received from the TWC in 1989 concluded that the site "did not appear at the time of our inspection to pose an apparent threat to the public or the environment." Pending the performance of a risk assessment report, in April 1996 the city closed the park and subsequently permanently relocated the park recreational activities. Based upon the health risk evaluation conclusions contained in a risk assessment report completed in November, 1997, the city proceeded with plans to utilize the property for basketball courts and city parking. The project was completed and the renovated park was officially dedicated in a ceremony held on June 19, 1998. Based upon currently available informa-tion, Southern Union does not believe the outcome of this matter will have a material adverse effect on its financial position, results of operations or cash flows.

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

              SOUTHERN UNION COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Pursuant to a 1989 MPSC order, Missouri Gas Energy is engaged in a major gas safety program in its service area. This program includes replacement of company- and customer-owned gas service and yard lines, the movement and resetting of meters, the replacement of cast iron mains and the replacement and cathodic protection of bare steel mains (Missouri Safety Program). In connection with this program, the MPSC issued an accounting authority order (AAO) in Case No. GO-92-234 in 1994 which authorized Missouri Gas Energy to defer depreciation expenses, property taxes and carrying costs at a rate of 10.54% on the costs incurred in the Missouri Safety Program. This AAO was consistent with those which were issued by the MPSC from 1990 through 1993 to the predecessor owner of Missouri Gas Energy.
The MPSC rate order of January 22, 1997, however, retroactively reduced the carrying cost rate applied by the Company on the expenditures incurred on the Missouri Safety Program since early 1994 to an Allowance for Funds Used During Construction (AFUDC) rate of approximately 6%. The Company filed an appeal of that portion of the rate order in the Missouri State Court of Appeals, Western District. On August 18, 1998, the Missouri State Court of Appeals denied the Company's appeal resulting in a one-time non-cash write-off of $5,942,000 of previously recorded deferred costs which was recorded as of June 30, 1998. The Company believes that the inconsistent treatment by the MPSC in subse-quently changing to the AFUDC rate from the previously ordered rate of 10.54% constitutes retroactive ratemaking. Unfor-tunately, the decision by the Missouri State Court of Appeals failed to address certain specific language within the 1994 AAO that the Company believed prevented the MPSC from retroactively changing the carrying cost rate. Southern Union will seek a transfer of the case to the Missouri Supreme Court; however, the likelihood of transfer is uncertain.

The continuation of the Missouri Safety Program will result in significant levels of future capital expenditures. The Company estimates incurring capital expenditures of $19,000,000 in fiscal
1999 related to this program.

On August 18, 1998, a jury in Edinburg, Texas concluded delibera-tions on the City of Edinburg's franchise fee lawsuit against Valero Energy Corporation (Valero) and a number of its sub-sidiaries, as well as former Valero subsidiary Rio Grande Valley Gas Company (RGV) and RGV's successor company, Southern Union Company. The case, based upon events that occurred between 1985-1987, centers on specific contractual language in the 1985 franchise agreement between RGV and the City of Edinburg. Southern Union purchased RGV from Valero in October 1993. The jury awarded the plaintiff damages, under several largely over-lapping but mutually exclusive claims, totaling approximately $13,000,000. The actual amount and appropriate allocation of the surviving portions of the damage awards will not be determined until further proceedings are completed, including the trial judge's decision on post-trial motions. The Company is pursuing having the jury's verdict overturned or reduced by the trial judge, and if necessary will vigorously pursue a reversal on appeal. The Company believes it will ultimately prevail and thus has not provided for any loss relative to this matter in its financial statements. Furthermore, the Company has not deter-mined what impact, if any, this jury decision may have on other city franchises in Texas.

Southern Union and its subsidiaries are parties to other legal proceedings that management considers to be normal actions to which an enterprise of its size and nature might be subject, and not to be material to the Company's overall business or financial condition, results of operations or cash flows.

As a result of the acquisition of Missouri Gas Energy, the Com-pany assumed certain obligations related to a 1990 settlement of a Wyoming Tight Sands anti-trust claim. To secure the refund of the settlement proceeds, the MPSC authorized the establishment of an independently administered trust to collect cash receipts under the Tight Sands settlement and repay credit-facility borrowings used for the lump sum payment. In the event the trust does not receive cash payments from the gas suppliers as provided by the Tight Sands settlement agreements, the Company is com-mitted to pay its applicable portion of the amount owed the lender of the credit facility borrowings. Due to excess cash payments received from gas suppliers, the Company's allocable portion of the credit facility obligations have been fulfilled two years ahead of the original payment schedule. In accordance with the Wyoming Tight Sands agreement, the Company's portion of the ongoing cash payments received from the gas suppliers will be refunded to Missouri Gas Energy customers as specifically defined in the Company's Purchased Gas Adjustment tariff provisions.

The Company is committed under various agreements to purchase certain quantities of gas in the future. At June 30, 1998, the Company has purchase commitments for certain quantities of gas at variable, market-based prices. These market-based price com-mitments have an annual value of $45,900,000 for Southern Union Gas and $65,900,000 for Missouri Gas Energy. South Florida Natural Gas has no market-based price commitments at June 30, 1998. The

             SOUTHERN UNION COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Company's purchase commitments may extend over a period of several years depending upon when the required quantity is purchased. The Company has purchase gas tariffs in effect for all its utility service areas that provide for recovery of its purchase gas costs under defined methodologies.

On May 1, 1996, the Company agreed to three-year contracts with the bargaining-unit Missouri employees. Of the Company's employees represented by unions, 95% are employed by Missouri Gas
Energy.

The Company had standby letters of credit outstanding of $2,947,000 at both June 30, 1998 and 1997, which guarantee payment of various insurance premiums and state taxes.

The Company follows the provisions of an American Institute of Certified Public Accountants Statement of Position, Environmental
Remediation Liabilities, for recognition, measurement, display and disclosure of environmental remediation liabilities.

            XVIII      Quarterly Operations (Unaudited)

                               Quarter Ended
                ---------------------------------------
 Year Ended     Septem-    Decem-
June 30, 1998    ber 30    ber 31   March 31   June 30    Total
-------------   --------  --------  --------  ---------  --------

Total
 operating
 revenues.....  $ 74,039  $221,162  $265,176  $108,927   $669,304
Operating
 margin.......    41,597    77,328    94,676    50,123    263,724
Net operating
 revenues.....     1,405    26,530    36,940     3,792     68,667
Net earnings
 (loss) avail-
 able for com-
 mon stock(1).    (4,909)    9,738    16,249    (8,849)    12,229
Earnings
 (loss) per
 share --
 diluted(2)...      (.18)      .35       .56      (.31)       .43

                               Quarter Ended
                ---------------------------------------
 Year Ended     Septem-    Decem-
June 30, 1997    ber 30    ber 31   March 31   June 30    Total
-------------   --------  --------  --------  ---------  --------

Total
 operating
 revenues.....  $ 80,830  $231,462  $316,915  $ 87,824   $717,031
Operating
 margin.......    41,415    76,517   100,921    48,990    267,843
Net operating
 revenues.....       439    25,565    36,999     8,467     71,470
Net earnings
 (loss) avail-
 able for com-
 mon stock....    (5,405)    9,661    17,678    (2,902)    19,032
Earnings
 (loss) per
 share --
 diluted(2)...      (.20)      .35       .63      (.11)       .68

---------------------

(1) During the quarter ended June 30, 1998, Missouri Gas Energy wrote off $8,163,000 pre-tax in previously recorded regula-tory assets as a result of announced rate orders and court rulings.

(2) The sum of earnings per share by quarter may not equal the net earnings per common and common share equivalents for the year due to variations in the weighted average common and common share equivalents outstanding used in computing such amounts.

                     SOUTHERN UNION COMPANY
                         EXHIBIT INDEX



Exhibit
  No.                        Description
-------                      -----------

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

  4(b) Indenture between Chase Manhattan Bank, N.A., as trustee, and Southern Union Company dated January 31, 1994. (Filed as Exhibit 4.1 to Southern Union's Cur-rent Report on Form 8-K dated February 15, 1994 and incorporated herein by reference.)

  4(c) Officers' Certificate dated January 31, 1994 setting forth the terms of the 7.60% Senior Debt Securities due 2024. (Filed as Exhibit 4.2 to Southern Union's Cur-rent Report on Form 8-K dated February 15, 1994 and incorporated herein by reference.)

  4(d)    Certificate of Trust of Southern Union Financing I.
          (Filed as Exhibit 4-A to Southern Union's Registration
          Statement on Form S-3 (No. 33-58297) and incorporated herein by reference.)

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

  4(i) Form of Supplemental Indenture to Subordinated Debt Securities Indenture with respect to the Subordinated Debt Securities issued in connection with the Southern Union Financing I Preferred Securities. (Filed as
          Exhibit 4-H to Southern Union's Registration Statement on Form S-3 (No. 33-58297) and incorporated herein by reference.)

  4(j) Form of Southern Union Financing I Preferred Seurity (included in 4(g) above.) (Filed as Exhibit 4-I to Southern Union's Registration Statement on Form S-3 (No. 33-58297) and incorporated herein by reference.)

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

 10(e) Southern Union Company 1982 Incentive Stock Option Plan and form of related Stock Option Agreement. (Filed as Exhibits 4.1 and 4.2 to Form S-8, File
          No. 2-79612 and incorporated herein by reference.)(*)

 10(f) Form of Indemnification Agreement between Southern Union Company and each of the Directors of Southern Union Company. (Filed as Exhibit 10(i) to Southern Union's Annual Report on Form 10-K for the year ended December 31, 1986 and incorporated herein by reference.)

 10(g)    Southern Union Company 1992 Long-Term Stock Incentive
          Plan.  (Filed as Exhibit 10(i) to Southern Union's
          Annual Report on Form 10-K for the year ended
          December 31, 1992 and incorporated herein by reference.)(*)

 10(h) Southern Union Company Director's Deferred Compensa-tion Plan. (Filed as Exhibit 10(g) to Southern Union's
          Annual Report on Form 10-K for the year ended
          December 31, 1993 and incorporated herein by reference.)(*)

 10(i) Southern Union Company Supplemental Deferred Compensa-tion Plan. (Filed as Exhibit 10(h) to Southern Union's
          Annual Report on Form 10-K for the year ended
          December 31, 1993 and incorporated herein by reference.)(*)

 10(j)    Form of warrant granted to Fleischman and Walsh L.L.P.
          (Filed as Exhibit 10(j) to Southern Union's Transition
          Report on Form 10-K for the year ended June 30, 1994 and incorporated herein by reference.)

 10(k)    Renewal Promissory Note Agreement between
          Peter H. Kelley and Southern Union Company dated May 31, 1995. (Filed as Exhibit 10(i) to Southern Union's Annual Report on Form 10-K for the year ended June 30, 1995 and incorporated herein by reference.)

  10(l)   Southern Union Company 1992 Long-Term Stock Incentive
          Plan, As Amended.(*)

   11     Computation of Per Share Earnings.

   21     Subsidiaries of the Company.

   23     Consent of Independent Accountants.

   24     Power of Attorney.

   27     Financial Data Schedule.


-----------------------

(*)  Indicates a Management Compensation Plan.