Form 10-Q
period 1998-09-30
SOUTHERN UNION CO
filed 1998-11-10
CIK 203248

=================================================================

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549

                    ------------------------
                            FORM 10-Q

                   For the quarterly period ended
                   ------------------------------

                        September 30, 1998


                     Commission File No. 1-6407

                     --------------------------


                     SOUTHERN UNION COMPANY
       (Exact name of registrant as specified in its charter)



           Delaware                      75-0571592
(State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)       Identification No.)



    504 Lavaca Street, Eighth Floor        78701
         Austin, Texas                   (Zip Code)
(Address of principal executive offices)


   Registrant's telephone number, including area code:
                    (512)  477-5852


  Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class            Name of each exchange in which
                                       registered
-------------------           -------------------------------
Common Stock, par                 New York Stock Exchange
value $1 per share


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

The number of shares of the registrant's Common Stock outstanding on November 3, 1998 was 28,216,321.

=================================================================

               SOUTHERN UNION COMPANY AND SUBSIDIARIES
                            FORM 10-Q
                       September 30, 1998
                              Index




PART I.  FINANCIAL INFORMATION                            Page(s)
                                                          -------

Item 1.  Financial Statements

         Consolidated statements of operations -
           three and twelve months ended
           September 30, 1998 and 1997

         Consolidated balance sheet -
           September 30, 1998 and 1997 and June 30, 1998

         Consolidated statement of stockholders' equity - three months ended September 30, 1998 and twelve months ended June 30, 1998

         Consolidated statements of cash flows -
           three and twelve months ended
           September 30, 1998 and 1997

         Notes to consolidated financial statements

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results
           of Operations

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         (See "CONTINGENCIES" under Notes to Consolidated
            Financial Statements)

Item 6.  Exhibits and Reports on Form 8-K

            (a)  Exhibit 27 - Financial Data Schedule

            (b)  Reports on Form 8-K--None

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF OPERATIONS



                                 Three Months Ended September 30,
                                 --------------------------------
                                     1998                1997
                                 ------------        ------------
                                   (thousands of dollars, except
                                    shares and per share amounts)

Operating revenues............   $    77,455         $    74,039
Gas purchase costs............        34,674              32,442
                                 -----------         -----------
    Operating margin..........        42,781              41,597
Revenue-related taxes.........         3,437               2,984
                                 -----------         -----------
    Net operating margin              39,344              38,613

Operating expenses:
    Operating, maintenance
      and general.............        26,047              23,789
    Depreciation and
      amortization............        10,418               9,598
    Taxes, other than on
      income and revenues.....         3,506               3,821
                                 -----------         -----------
      Total operating
        expenses..............        39,971              37,208
                                 -----------         -----------
      Net operating revenues..          (627)              1,405
                                 -----------         -----------
Other income (expenses):
    Interest..................        (8,740)             (8,450)
    Dividends on preferred
      securities of subsidiary
      trust ..................        (2,370)             (2,370)
    Other, net................           724               1,769
                                 -----------         -----------
      Total other expenses,
        net...................       (10,386)             (9,051)
                                 -----------         -----------

      Loss before income
        taxes (benefit).......       (11,013)             (7,646)

Federal and state income
  taxes (benefit).............        (3,965)             (2,737)
                                 -----------         -----------
Net loss attributable
  to common stock.............   $    (7,048)       $     (4,909)
                                 ===========         ===========

Net loss per share:
    Basic.....................   $      (.25)        $      (.18)
                                 ===========         ===========
    Diluted...................   $      (.25)        $      (.18)
                                 ===========         ===========

Weighted average shares
  outstanding:
    Basic.....................    28,207,730          26,966,574
                                 ===========         ===========
    Diluted...................    28,207,730          26,966,574
                                 ===========         ===========


                    See accompanying notes.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF OPERATIONS



                               Twelve Months Ended September 30,
                                   1998                 1997
                               -----------          ------------
                                 (thousands of dollars, except
                                  shares and per share amounts)

Operating revenues............ $    672,720         $    710,239
Gas purchase costs............      407,812              442,214
                               ------------         ------------
    Operating margin..........      264,908              268,025
Revenue-related taxes                35,340               38,576
                               ------------         ------------
    Net operating margin......      229,568              229,449

Operating expenses:
    Operating, maintenance
      and general.............      109,785              108,362
    Depreciation and
      amortization............       39,257               35,939
    Taxes, other than on
      income and revenues.....       13,890               12,712
                               ------------         ------------
        Total operating
          expenses............      162,932              157,013
                               ------------         ------------
        Net operating
          revenues............       66,636               72,436
                               ------------         ------------

Other income (expenses):
    Interest..................      (35,174)             (33,628)
    Dividends on preferred
      securities of
      subsidiary trust........       (9,480)              (9,480)
    Write-off of regulatory
      assets..................       (8,163)               --
    Other, net...............         3,027                2,915
                               ------------         ------------
        Total other
          expenses, net......       (49,790)             (40,193)
                               ------------         ------------

        Earnings before
          income taxes.......        16,846               32,243

Federal and state income
  taxes......................         6,757               12,714
                               ------------         ------------

Net earnings available
  for common stock...........  $     10,089         $     19,529
                               ============         ============

Net earnings per share:
    Basic....................  $        .36         $        .73
                               ============         ============
    Diluted..................  $        .35         $        .70
                               ============         ============
Weighted average shares
    outstanding:
      Basic..................    27,893,050           26,920,655
                               ============         ============
      Diluted................    29,013,520           27,981,461
                               ============         ============

                         See accompanying notes.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEET

                              ASSETS


                                    September 30,      June 30,
                                ---------------------
                                   1998       1997       1998
                                ---------- ---------- ----------
                                     (thousands of dollars)

Property, plant and equipment:
    Plant in service........... $1,069,645 $  983,275 $1,057,675
    Construction work in
      progress.................      8,872      9,911      7,783
                                ---------- ---------- ----------
                                 1,078,517    993,186  1,065,458
    Less accumulated
      depreciation and
      amortization.............   (364,876)  (336,063)  (355,430)
                                ---------- ---------- ----------
                                   713,641    657,123    710,028
    Additional purchase cost
      assigned to utility plant,
      net......................    137,360    130,845    138,381
                                ---------- ---------- ----------

    Net property, plant
     and equipment.............    851,001    787,968    848,409
                                ---------- ---------- ----------

Current assets:
    Accounts receivable,
      billed and unbilled......     36,958     39,961     53,760
    Inventories, principally
      at average cost..........     38,551     36,075     26,160
    Deferred gas purchase
      costs....................      1,269     25,210       --
    Prepayments and other......      4,084        929      4,747
                                ---------- ---------- ----------
        Total current assets...     80,862    102,175     84,667
                                ---------- ---------- ----------

Deferred charges...............     95,270    107,591     94,550

Investment securities..........      5,000       --        5,000

Real estate....................      9,601      9,192       9,741

Other..........................      5,246      1,823      5,397
                                ---------- ---------- ----------


    Total...................... $1,046,980 $1,008,749 $1,047,764
                                ========== ========== ==========

                       See accompanying notes.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

               STOCKHOLDERS' EQUITY AND LIABILITIES



                                    September 30,      June 30,
                               ----------------------
                                  1998        1997       1998
                               ----------  ---------- ----------
                                         (thousands of dollars)

Common stockholders' equity:
    Common stock, $1 par
      value; authorized
      50,000,000 shares;
      issued  chairs.......... $   28,262  $   17,174 $   28,252
    Premium on capital stock..    252,568     225,267    252,638
    Less treasury stock, at
      cost....................       (794)       (794)      (794)
    Retained earnings ........      9,690      20,260     16,738
                               ----------  ---------- ----------

    Total common stockholders'
      equity..................    289,726     261,907    296,834

Company-obligated mandatorily
    redeemable preferred
    securities of subsidiary
    trust holding solely sub-
    ordinated notes of
    Southern Union............    100,000     100,000    100,000

Long-term debt and capital
  lease obligation............    412,475     392,921    406,407
                               ----------  ---------- ----------

    Total capitalization......    802,201     754,828    803,241

Current liabilities:
    Long-term debt and capital
      lease obligation due
      within one year.........      2,051         797      1,777
    Notes payable.............     42,103      60,300      1,600
    Accounts payable..........     19,960      22,893     26,570
    Federal, state and local
      taxes...................      8,559       9,395     14,017
    Accrued interest..........      5,633       4,118     12,699
    Customer deposits.........     17,650      16,713     17,686
    Deferred gas purchase
      costs...................        --          --      12,257
    Other.....................     15,094      16,343     21,095
                               ----------  ---------- ----------

        Total current
          liabilities.........    111,050     130,559    107,701
                               ----------  ---------- ----------

Deferred credits and
  other.......................     73,480      71,234     74,217
Accumulated deferred income
  taxes.......................     60,249      52,128     62,605
Commitments and contingencies.       --          --         --
                               ----------  ---------- ----------



Total........................  $1,046,980  $1,008,749 $1,047,764
                               ==========  ========== ==========


                        See accompanying notes.

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                 Trea-            Unrea-
              Common    Premium   sury            lized
               Stock,      on    Stock,           Holding
              $1 Par     Capital    at  Retained  Gain
              Value      Stock    Cost  Earnings (Loss)   Total
             --------   -------- ------ -------- ------- --------
                           (thousands of dollars)

Balance
 July 1,
 1997....    $ 17,171   $225,252 $ (794)$ 25,169 $  664 $267,462

  Net
   earn-
   ings.          --        --      --    12,229    --    12,229

  5% stock
   dividend.      856     19,802    --   (20,658)   --       --

  Three-
   for-two
   stock
   split...     9,400     (9,400)   --        (2)   --        (2)

  Issuance
   of stock
   for acqu-
   isition..      756     17,285    --      --      --    18,041

  Change in
   unrealiz-
   ed
   holding
   gain or
   loss.....      --        --      --      --     (664)    (664)

  Exercise
   of stock
   options..       69       (301)   --      --      --      (232)
             --------   -------- ------ -------- ------ --------

Balance
 June 30,
 1998.......   28,252    252,638   (794)  16,738    --   296,834

  Net loss..      --        --      --    (7,048)   --    (7,048)

  Exercise
   of stock
   options..       10        (70)   --      --      --       (60)
             --------   -------- ------ -------- ------ --------

Balance
 Sept-
 ember 30,
 1998......  $ 28,262   $252,568 $ (794)$  9,690 $  --  $289,726
             ========   ======== ====== ======== ====== ========

                       See accompanying notes.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF CASH FLOWS



                                Three Months Ended September 30,
                                    1998               1997
                                -------------     --------------
                                       (thousands of dollars)

Cash flows used in
  operating activities:
    Net loss..................  $      (7,048)    $       (4,909)
    Adjustments to reconcile
      net loss to net cash
      flows used in opera-
      ting activities:
        Depreciation and
          amortization........         10,418              9,598
        Deferred income
          taxes...............         (2,355)            (1,492)
        Provision for bad
          debts...............            111                350
        Gain on sale of in-
          vestment securi-
          ties................           --               (1,088)
        Deferred interest
          expense.............           (195)              (277)
        Other.................            372                198
        Changes in assets
          and liabilities,
          net of acquisitions
          and dispositions:
            Accounts receiv-
              able, billed
              and unbilled.....        16,690             18,348
            Accounts payable...        (6,324)           (10,053)
            Taxes and other
              liabilities......       (12,524)           (13,026)
            Customer
              deposits.........           (36)              (501)
            Deferred gas pur-
              chase costs......       (13,527)           (28,775)
            Inventories........       (12,390)           (14,407)
            Other..............           646              2,902
                                -------------     --------------
    Net cash flows used in
      operating activities.....       (26,162)           (43,132)
                                -------------     --------------
Cash flows from (used in)
  investing activities:
    Additions to property,
      plant and equipment......       (14,235)           (17,008)
    Acquisition of opera-
      tions, net of cash
      received.................          --                 (745)
    Increase in customer
      advances.................         1,153              1,056
    Decrease in deferred
      charges and credits......        (2,266)            (4,615)
    Proceeds from sale of
      investment securities....          --                6,531
    Other......................         1,840                309
                                -------------     --------------
    Net cash flows used in
      investing activities.....       (13,508)           (14,472)
                                -------------     --------------
Cash flows from (used in)
  financing activities:
    Repayment of debt and
      capital lease obliga-
      tion.....................          (483)              (225)
    Net borrowings under
      revolving credit
      facility.................        40,503             58,700
    Change in cash overdraft...          (285)              (889)
    Other......................           (65)                18
                                -------------     --------------
    Net cash flows from
      financing activities.....        39,670             57,604
                                -------------     --------------
Change in cash and cash
  equivalents..................          --                  --
Cash and cash equivalents at
  beginning of period..........          --                  --
                                -------------     --------------
Cash and cash equivalents at
  end of period................          --       $          --
                                =============     ==============

Supplemental disclosures of
  cash flow information:
    Cash paid during the
      period for:
        Interest............... $      15,272             14,994
                                =============      =============
        Income taxes........... $         100      $         --
                                =============     ==============

                     See accompanying notes.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF CASH FLOWS



                               Twelve Months Ended September 30,
                                    1998               1997
                                ------------      --------------
                                      (thousands of dollars)


Cash flows from operating
  activities:
    Net earnings............... $     10,089      $       19,529
    Adjustments to reconcile
      net earnings to net
      cash flows from operat-
      ing activities:
        Depreciation and
          amortization.........       39,257              35,939
        Deferred income taxes..        5,500               4,319
        Provision for bad
         debts.................        5,222              10,533
        Gain on sale of in-
          vestment securities..          --               (3,633)
        Write-off of regula-
          tory assets..........        8,163                 --
        Deferred interest
          expense..............       (1,589)             (2,449)
        Other..................        1,624               1,168
        Changes in assets and
          liabilities, net of
          acquisitions and
          dispositions:
            Accounts receiv-
              able, billed and
              unbilled.........       (1,526)            (13,255)
            Accounts payable...       (3,337)             (2,214)
            Taxes and other
              liabilities......          648              (2,333)
            Customer deposits..          666                 556
            Deferred gas pur-
              chase costs......       23,941             (16,000)
            Inventories........       (2,344)              7,318
            Other..............       (1,087)              4,076
                                ------------      --------------
    Net cash flows from oper-
      ating activities.........       85,227              43,554
                                ------------      --------------
Cash flows from (used in)
  investing activities:
    Additions to property,
      plant and equipment......      (74,245)            (68,003)
    Acquisition of operations,
      net of cash received.....        7,247              (1,444)
    Purchase of investment
      securities...............       (5,000)                --
    Increase in customer
      advances.................        3,659               2,122
    Increase (decrease) in
      deferred charges and
      credits..................          563              (2,955)
    Proceeds from sale of
      investment securities....          --               19,858
    Other......................        3,106               1,445
                                ------------      --------------
      Net cash flows used in
        investing activities...      (64,670)            (48,977)
                                ------------      --------------
Cash flows from (used in)
  financing activities:
    Repayment of debt and
      capital lease
      obligation...............       (1,567)               (679)
    Net (payments) borrowings
      under revolving credit
      facility.................      (18,197)              4,800
    Change in cash overdraft...         (341)                678
    Other......................         (452)                624
                                ------------      --------------
      Net cash flows from
        (used in) financing
        activities............       (20,557)              5,423
                                ------------      --------------
Change in cash and cash
  equivalents..................          --                  --
Cash and cash equivalents
  at beginning of period.......          --                  --
                                -------------     --------------
Cash and cash equivalents at
  end of period................ $        --       $          --
                                =============     ==============

Supplemental disclosures of
  cash flow information:
    Cash paid during the
      period for:
        Interest............... $     34,275      $       32,269
                                ============      ==============
        Income taxes........... $      2,861      $        5,371
                                ============      ==============

                      See accompanying notes.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


FINANCIAL STATEMENTS

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments (including both normal recurring as well as any non-recurring) necessary for afair presentation of the results of operations for such periods. Because of the seasonal nature of the Company's operations, the results of operations and cash flows for any interim period are not necessarily indicative of results for the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in Southern Union Company's (Southern Union and, together with its wholly-owned subsidiaries, the Company) Annual Report on Form 10-K for the fiscal year ended June 30, 1998. Certain prior period amounts have been reclassified to conform with the current period presentation.

ACQUISITIONS

Effective December 31, 1997, the Company acquired Atlantic Utilities Corporation and Subsidiaries (Atlantic) for 755,650 pre-split shares of common stock valued at $18,041,000 and cash of $4,436,000. Atlantic is operated as South Florida Natural Gas, a natural gas division of Southern Union, and Atlantic Gas Corporation, a propane subsidiary of the Company. Atlantic currently serves 4,800 customers in central Florida. Atlantic's results of operations have been included in the Company's statements of consolidated operations and cash flows since January 1, 1998. On the date of acquisition, Atlantic had $11,683,000 of cash and cash equivalents. The acquisition was accounted for using the purchase method. The additional purchase cost assigned to utility plant of approximately $10,000,000 reflects the excess of the purchase price over the historical book carrying value of the net assets acquired. The additional purchase cost is amortized on a straight-line basis over forty years.

WRITE-OFF OF REGULATORY ASSETS

Pursuant to a 1989 Missouri Public Service Commission (MPSC) order, Missouri Gas Energy is engaged in a major gas safety program. In connection with this program, the MPSC issued an accounting authority order in 1994 which authorized Missouri Gas Energy to defer carrying costs at a rate of 10.54%. The MPSC rate order of January 22, 1997, however, retroactively reduced the 10.54% carrying cost rate used since early 1994 to an Allowance for Funds Used During Construction (AFUDC) rate of approximately 6%. The Company filed an appeal of this portion of the rate order in the Missouri State Court of Appeals, Western District, and on August 18, 1998 was notified that the appeal was denied. This resulted in a one-time non-cash write-off of $5,942,000 of previously deferred costs as of June 30, 1998. See Contingencies.

On August 21, 1998, Missouri Gas Energy was notified by the MPSC of its decision to grant a $13,300,000 rate increase which, among other things, disallowed certain previously recorded deferred costs,requiring an additional pre-tax non-cash write-off of $2,221,000. Though the Company has requested a rehearing on significant portions of these disallowances, generally accepted accounting principles required the Company to record this charge to earnings, which Southern Union did as of June 30, 1998.

EARNINGS PER SHARE

During the three- and twelve-month periods ended September 30, 1998 and 1997, no adjustments were required in net earnings available for common stock for the earnings per share calculations. Average shares outstanding for basic earnings per share were 28,207,730 and 26,966,574 for the three-month period ended September 30, 1998 and 1997, respectively, and 27,893,050 and 26,920,655 for the twelve-month period ended September 30, 1998 and 1997, respectively. Diluted earnings per share includes average shares outstanding as well as common stock equivalents from stock options and warrants. Common stock equivalents were nil for both three-month periods ended

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


September 30, 1998 and 1997, respectively, and 1,120,470 and
1,060,806 for the twelve-month period ended September 30, 1998 and 1997, respectively.

PREFERRED SECURITIES OF SUBSIDIARY TRUST

On May 17, 1995, Southern Union Financing I (Subsidiary Trust), a consolidated wholly-owned subsidiary of Southern Union, issued $100,000,000 of 9.48% Trust Originated Preferred Securities (Preferred Securities). In connection with the Subsidiary Trust's issuance of the Preferred Securities and the related purchase by Southern Union of all of the Subsidiary Trust's common securities (Common Securities), Southern Union issued to the Subsidiary Trust $103,092,800 principal amount of its 9.48% Subordinated Deferrable Interest Notes, due 2025 (Subordinated Notes). The sole assets of the Subsidiary Trust are the Subordinated Notes. The interest and other payment dates on the wSubordinated Notes correspond to the distribution and other payment dates on the Preferred Securities and the Common Securities. Under certain circumstances, the Subordinated Notes may be distributed to holders of the Preferred Securities and holders of the Common Securities in liquidation of the Subsidiary Trust. The Subordinated Notes are redeemable at the option of the Company on or after May 17, 2000, at a redemption price of $25 per Subordinated Note plus accrued and unpaid interest. The Preferred Securities and the Common Securities will be redeemed on a pro rata basis to the same extent as the Subordinated Notes are repaid, at $25 per Preferred Security and Common Security plus accumulated and unpaid distributions. Southern Union's obligations under the Subordinated Notes and related agreements, taken together, constitute a full and unconditional guarantee by Southern Union of payments due on the Preferred Securities. As of September 30, 1998 and 1997, 4,000,000 shares of Preferred Securities were outstanding.

DEBT AND CAPITAL LEASE

                              September 30,           June 30,
                                  1998                  1998
                              -------------          ----------
                                      (thousands of dollars)
7.60% Senior notes
  due 2024................    $  384,515             $  384,515
Other.....................        30,011                 23,669
                              ----------             ----------
Total debt and capital
  lease...................       414,526                408,184
    Less current portion..        (2,051)                (1,777)
                              ----------             ----------
Total long-term debt
  and capital lease.......       412,475             $  406,407
                              ==========             ==========

The Company has availability under two revolving credit facilities (the "Revolving Credit Facilities") underwritten by a syndicate of banks. Of the Revolving Credit Facilities, $40,000,000 is a short-term facility which expires June 30, 1999, while $60,000,000 is a long-term facility which expires June 30, 2001. The Company has additional availability under uncommitted line of credit facilities (Uncommitted Facilities) with various banks. Covenants under the Revolving Credit Facilities allow for up to $35,000,000 of borrowings under Uncommitted Facilities at any one time. Borrowings under these facilities are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. The amount outstanding under these facilities at September 30, 1998 and October 31, 1998 was $42,103,000 and $47,400,000, respectively.

Capital Lease  The Company began installing an Automated Meter
-------------
Reading (AMR) system at Missouri Gas Energy during fiscal year 1998 which was completed during the first quarter of fiscal year 1999. The installation of the AMR system involved an investment of approximately $30,000,000 which is accounted for as a capital lease obligation. During the three-month period ended
September 30, 1998, the Company recorded an increase in long-term debt of $6,824,000. As of September 30, 1998, the capital lease obligation outstanding was $28,144,000.

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



UTILITY REGULATION AND RATES

Under the order of the Federal Energy Regulatory Commission, a major supplier of gas to Missouri Gas Energy is allowed recovery of certain unrecovered deferred gas costs with a remaining balance of $2,900,000 at September 30, 1998. Missouri Gas Energy is allowed to recover these costs from its customers through a purchase gas adjustment mechanism which is filed with and approved by the MPSC. The receivable and liability associated with these costs have been recorded as a deferred charge and a deferred credit,respectively, on the consolidated balance sheet as of September 30, 1998 and 1997.

On May 21, 1998, Southern Union Gas filed with the Railroad Commission of Texas (Commission) an appeal of the city of El Paso's actions to reduce the Company's rates and require a one-time cost of gas refund. In the de novo appeal, the City proposed a $4,136,000 rate reduction and an $884,000 one-time cost of gas refund. The Company requested a $1,964,000 rate increase and a finding that no cost of gas refund is warranted. After an administrative hearing, the hearing examiners issued their Proposal for Decision in October, 1998 in which they recommended that the Commission implement a $2,034,000 rate reduction and an $884,000 one-time cost of gas refund. The Company has filed extensive exceptions to the examiners' findings and recommendations. The Commission will consider the examiners' Proposal for Decision, exceptions filed relating to the Proposal, and all other evidence in the record in rendering a decision later in calendar year 1998.

YEAR 2000

Similar to all business entities, the Company will be impacted by the inability of computer application software programs to distinguish between the year 1900 and 2000 due to a commonly-used programming convention. Unless such programs are modified or replaced prior to 2000, calculations and interpretations based on date-based arithmetic or logical operations performed by such programs may be incorrect.

Management's plan addressing the impact of the Year 2000 issue on the Company focuses on the following areas: application systems, process control systems (embedded chips), technology infrastructure, physical infrastructure, and third party business partners and suppliers with which the Company has significant relationships. Management's analysis and review of these areas is comprised primarily of five phases: developing an inventory of hardware, software and embedded chips; assessing the degree to which each area is currently in compliance with Year 2000 requirements; performing renovations and repairs as needed to attain compliance; testing to ensure compliance; and developing a contingency plan if repair and renovation efforts are either unsuccessful or untimely.

Management has substantially completed the inventory and assessment phases regarding application systems, process control systems and technology infrastructure, and is performing renovations, repairs and testing of the former two categories. The review of physical infrastructure and business partners, gas transporters and suppliers is in the inventory stage. While the Company anticipates that any additional inventory and assessment efforts will be completed by the end of calendar year 1998, renovation, repair and testing of affected areas will continue through calendar year 1999. Costs incurred to date have primarily consisted of labor from the redeployment of existing information technology, legal and operational resources. The Company expects to spend approximately $3,000,000 for these Year 2000 compliance efforts. To the extent that such costs are incurred in Year 2000 compliance efforts, the Company will attempt recovery for such costs through regulatory relief.

In addition to the activities described above, the Company is currently replacing some of its financial and operating software programs with new programs that will be Year 2000 compliant. These new programs have significantly reduced the costs the Company expects to incur to become Year 2000 compliant. However, the Company has formed a contingency team to develop a work plan in the event that such programs are not fully operational by the end of calendar year 1999. The costs associated with this effort are being evaluated and cannot yet be determined. Although the Company does not presently anticipate a material business interruption as a result of the Year 2000, the worst case scenario if all of the Company's Year 2000 efforts failed, including the failure of third party providers to deliver services,

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



could result in daily lost revenues of approximately $3,200,000.
This estimate is based on historical revenues recognized in the month of January.

CONTINGENCIES

Southern Union and Western Resources entered into an Environmental Liability Agreement (Environmental Liability Agreement) at the closing of the Missouri Acquisition. Subject to the accuracy of certain representations made by Western Resources in the Missouri Asset Purchase Agreement, the Environmental Liability Agreement provides for a tiered approach to the allocation of substantially all liabilities under environmental under environmental laws that may exist or arise with respect to Missouri Gas Energy. At the present time and based upon information available to management, the Company believes that the costs of any remediation efforts that may be required for these sites for which it may ultimately have responsibility will not exceed the aggregate amount subject to substantial sharing by Western Resources.

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

Pursuant to a 1989 MPSC order, Missouri Gas Energy is engaged in a major gas safety program in its service area. This program includes replacement of company- and customer-owned gas service and yard lines, the movement and resetting of meters, the replacement of cast iron mains and the replacement and cathodic protection of bare steel mains (Missouri Safety Program). In connection with this program, the MPSC issued an accounting authority order (AAO) in Case No. GO-92-234 in 1994 which authorized Missouri Gas Energy to defer depreciation expenses, property taxes and carrying costs at a rate of 10.54% on the costs incurred in the Missouri Safety Program. This AAO was consistent with those which were issued by the MPSC from 1990 through 1993 to the predecessor owner of Missouri Gas Energy.
The MPSC rate order of January 22, 1997, however, retroactively reduced the carrying cost rate applied by the Company on the expenditures incurred on the Missouri Safety Program since early 1994 to an Allowance for Funds Used During Construction (AFUDC) rate of approximately 6%. The Company filed an appeal of that portion of the rate order in the Missouri State Court of Appeals, Western District. On August 18, 1998, the Missouri State Court of Appeals denied the Company's appeal resulting in a one-time non-cash write-off of $5,942,000 of previously recorded deferred costs which was recorded during fiscal year 1998. The Company believes that the inconsistent treatment by the MPSC in subse-quently changing to the AFUDC rate from the previously ordered rate of 10.54% constitutes retroactive ratemaking. Unfortunate-ly, the decision by the Missouri State Court of Appeals failed to address certain specific language within the 1994 AAO that the Company believed prevented the MPSC from retroactively changing the carrying cost rate. Southern Union is seeking a transfer of the case to the Missouri Supreme Court; however, the likelihood of transfer is uncertain.

On August 18, 1998, a jury in Edinburg, Texas concluded deliberations on the City of Edinburg's franchise fee lawsuit against Valero Energy Corporation (Valero) and a number of its subsidiaries, as well as former Valero subsidiary Rio Grande Valley Gas Company (RGV) and RGV's successor company, Southern Union Company. The case, based upon

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



events that occurred between 1985-1987, centers on specific contractual language in the 1985 franchise agreement between RGV and the City of Edinburg. Southern Union purchased RGV from Valero in October 1993. The jury awarded the plaintiff damages, under several largely overlapping but mutually exclusive claims, totaling approximately $13,000,000. The actual amount and appropriate allocation of the surviving portions of the damage awards will not be determined until further proceedings are completed, including the trial judge's decision on post-trial motions. The Company is pursuing having the jury's verdict overturned or reduced by the trial judge, and if necessary will vigorously pursue a reversal on appeal. The Company believes it will ultimately prevail and thus has not provided for any loss relative to this matter in its financial statements. Furthermore, the Company has not determined what impact, if any, this jury decision may have on other city franchises in Texas.

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

                SOUTHERN UNION COMPANY AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The Company's principal line of business is the distribution of natural gas as a public utility through three divisions:
Southern Union Gas, Missouri Gas Energy (MGE) and Atlantic Utilities doing business as South Florida Natural Gas (SFNG). In addition, subsidiaries of Southern Union have been established to support and expand natural gas sales and to capitalize on the Company's gas energy expertise. These subsidiaries operate natural gas pipeline systems, market natural gas to end-users and distribute propane. By providing "one-stop shopping," the Company can serve its various customers' specific energy needs, which encompass substantially all of the natural gas distribution and sales businesses from natural gas sales to specialized energy consulting services. Certain subsidiaries own or hold interests in real estate and other assets, which are primarily used in the Company's utility business.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 and 1997
----------------------------------------------

The Company recorded a net loss attributable to common stock of $7,048,000 for the three-month period ended September 30, 1998 compared to a net loss of $4,909,000 for the three-month period ended September 30, 1997. Net loss per common share, based on weighted average shares outstanding during the period, was $.25 in 1998 compared with a net loss per common share of $.18 in 1997. Weighted average shares outstanding increased 5% in 1998 due to the issuance of 755,650 pre-split shares of the Company's common stock on December 31, 1997 in connection with the acquisition of Atlantic Utilities Corporation and Subsidiaries (Atlantic Utilities) in Florida. Due to the seasonal nature of the gas utility business, the three-month period ending September 30 is typically a loss period.

Operating revenues were $77,455,000 for the three-month period ended September 30, 1998, compared with operating revenues of $74,039,000 in 1997. Gas purchase costs for the three-month period ended September 30, 1998 were $34,674,000, compared with $32,442,000 in 1997. The Company's operating revenues are affected by the level of sales volumes and by the pass-through of increases or decreases in the Company's gas purchase costs through its purchased gas adjustment clauses. Additionally, revenues are affected by increases or decreases in gross receipts taxes (revenue-related taxes) which are levied on sales revenue as collected from customers and remitted to the various taxing authorities. The increase in both operating revenues and gas purchase costs between periods was primarily due to a 2% increase in gas sales volumes to 12,151 MMcf in 1998 from 11,909 MMcf in 1997, as well as an increase in the average cost of gas from $2.69 per Mcf in 1997 to $2.80 per Mcf in 1998. Changes in the average cost of gas result from seasonal impacts on demands for natural gas and the ensuing competitive pricing within the industry.

Net operating margin (operating margin less revenue-related taxes) increased $731,000 for the three-month period ended September 30, 1998 compared with the same period in 1997. Net operating margin increased due to a $13,300,000 annual increase to revenues in the Missouri service territories granted by the Missouri Public Service Commission (MPSC) effective as of September 2, 1998 as well as the increased gas sales volumes discussed above. Additionally, net operating margin increased $368,000 for the three-month period ended September 30, 1998 compared with the same period in 1997 due to the acquisition of Atlantic Utilities, which was effective as of December 31, 1997.

Operating expenses, which include operating, maintenance and general expenses, depreciation and amortization, and taxes other than on income and revenues, were $39,971,000 for the three-month period ended September 30, 1998, an increase of $2,763,000, compared with $37,208,000 in 1997. The increase is primarily a result of an

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



increase in depreciation and amortization as a result of including certain costs into rate base that were previously deferred and an increase in reserves for various litigation claims and settlements.

Interest expense was $8,740,000 for the three-month period ended September 30, 1998, compared to $8,450,000 in 1997. Interest expense increased in 1998 primarily due to MGE's capital lease obligation incurred for the installation of an Automated Meter Reading (AMR) system. See "Debt and Capital Lease" in the Notes to the Consolidated Financial Statements included herein.

Other income for the three-month period ended September 30, 1998 was $724,000 compared to $1,769,000 in 1997. Other income for the three-month period ended September 30, 1998 consists of $340,000 in net rental income from Lavaca Realty Company ("Lavaca Realty"), the Company's real estate subsidiary, and $195,000 related to the deferral of interest and other expenses associated with the Missouri Gas Energy Safety Program. Other income for 1997 included $1,088,000 in realized gains on the sale of investment securities, $277,000 related to the deferral of interest and other expenses associated with the Missouri Gas Energy Safety Program, and net rental income from Lavaca Realty of $266,000.

For the three-month period ended September 30, 1998, the federal and state income tax benefit increased $1,228,000, over the same period in 1997 due primarily to an increase in the pre-tax loss described above. The effective tax rate was 36% in both 1997 and 1998.

Twelve Months Ended September 30, 1998 and 1997
-----------------------------------------------

The Company recorded net earnings available for common stock of $10,089,000 for the twelve-month period ended September 30, 1998 compared with net earnings of $19,529,000 in 1997. Earnings per diluted share were $.35 in 1998 compared with earnings per diluted share of $.70 in 1997. Weighted average common and common share equivalents increased 4% during the twelve-month period ended September 30, 1998 compared with 1997 due to the issuance of common stock for the acquisition of Atlantic Utilities, previously discussed.


Operating revenues were $672,720,000 for the twelve-month period ended September 30, 1998, a decrease of 5%, compared with operating revenues of $710,239,000 in 1997. Gas purchase costs for the twelve-month period ended September 30, 1998 were $407,812,000, a decrease of 8%, compared with gas purchase costs of $442,214,000 in 1997. Both operating revenues and gas purchase costs were primarily impacted by a 4% decrease in gas sales volume from 120,470 MMcf in 1997 to 115,524 MMcf in 1998. The decrease in sales volume was primarily due to significantly warmer weather in the Missouri service areas during the twelve-month period ended September 30, 1998. Also contributing to the decrease in operating revenues and gas purchase costs was a 4% decrease in the average cost of gas to $3.50 per Mcf in 1998 from $3.66 per Mcf in 1997 as a result of decreases in average spot market gas prices. Operating revenues were affected by an 8% decrease in revenue-related taxes, as well as an $8,847,000 annual increase to rates granted to Missouri Gas Energy, effective as of February 1, 1997.

Missouri Gas Energy service territories experienced weather which was 90% of a 30-year measure for the twelve-month period ended September 30, 1998 compared with 104% in 1997. Weather for Southern Union Gas service territories for the twelve-month period ended September 30, 1998 was 98% of a 30-year measure compared with 92% in 1997. About half of the customers served by Southern Union Gas are weather normalized.

Operating expenses were $162,932,000 for the twelve-month period ended September 30, 1998, an increase of 4%, compared with operating expenses of $157,013,000 in 1997. The increase is primarily a result of a $3,318,000 increase in depreciation and amortization and a $1,178,000 increase in taxes, other than on income and revenues, as a result of including certain costs into rate base that were previously deferred. Additionally contri-buting to this variance was an increase in various legal claims and assessments which was partially offset by a reduction in bad debt expense.

               SOUTHERN UNION COMPANY AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Interest expense was $35,174,000 for the twelve-month period ended September 30, 1998 compared to $33,628,000 in 1997. The increase in interest expense is due to increased borrowings under the various financing facilities as well as an increase in long term debt from the AMR capital lease, previously discussed. See "Debt and Capital Lease" in the Notes to the Consolidated Financial Statements for the period ended September 30, 1998 included herein.

During fiscal year 1998, the Company was impacted by pre-tax non-cash write-offs totaling $8,163,000 of previously recorded regulatory assets. On August 18, 1998, the Missouri Court of Appeals denied the previously disclosed appeal by the Company of the MPSC's January 1997 Rate Order granted to MGE. Because of this decision, the Company recorded a one-time non-cash write-off of $5,942,000 of deferred costs recorded since 1994. On August 21, 1998, the MPSC also granted MGE a rate increase which, among other things, disallowed certain previously recorded deferred costs requiring an additional pre-tax non-cash write-off of $2,221,000. See "Write-Off of Regulatory Assets" and "Contingencies" in the Notes to the Consolidated Financial Statements for the period ended September 30, 1998 included herein.

Other income for the twelve-month period ended September 30, 1998 was $3,027,000 compared to $2,915,000 in 1997. Other income for the twelve-month period ended September 30, 1998 included:
$1,589,000 in deferral of interest and other expenses associated with the MGE Safety Program; and net rental income of Lavaca Realty of $1,193,000. Other income for the twelve-month period ended September 30, 1997 included: realized gains on the sale of investment securities of $3,633,000; deferral of interest and other expenses associated with the Missouri Gas Energy Safety Program of $2,449,000; and net rental income from Lavaca Realty of $1,242,000. This was partially offset by $2,125,000 for the settlement of certain billing errors at Missouri Gas Energy and the write-off of $1,750,000 acquisition-related costs from the termination of various acquisition activities.

For the twelve-month period ended September 30, 1998, federal and state income taxes decreased $5,957,000 over the same period in 1997 due to a reduction in pre-tax earnings as discussed above. The Company's consolidated federal and state effective income tax rate was 40% for the twelve-month period ended September 30, 1998 compared to 39% in 1997.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following table sets forth certain information regarding the Company's domestic gas utility operations for the three- and twelve-month periods ended September 30, 1998 and 1997:

                          Three Months Ended  Twelve Months Ended
                            September 30,        September 30,
                            1998      1997      1998       1997
                         --------- --------- ---------  ---------

Average number of gas
 sales customers
 served:
  Residential...........   880,018   864,408   885,363    868,407
  Commercial............    85,953    84,073    88,152    86,221
  Industrial and
   irrigation...........       578       570       565       580
  Public authorities and
   other................     2,801     2,653     2,792     2,694
  Pipeline and
   marketing............       229       225       232       202
                         --------- --------- ---------  --------

     Total average
      customers served..   969,579   951,929   977,104   958,104
                         ========= ========= =========  ========

Gas sales in millions
 of cubic feet (MMcf)
  Residential...........     4,590     4,846    64,129    68,229
  Commercial............     2,738     2,850    28,119    30,518
  Industrial and
   irrigation...........       414       366     1,656     1,865
  Public authorities and
   other................       233       245     2,740     2,767
  Pipeline and
   marketing............     3,960     3,387    18,925    17,844
                         --------- --------- ---------  --------

      Gas sales billed..    11,935    11,694   115,569   121,223
  Net change in unbilled
   gas sales............       216       215       (45)     (753)
                         --------- --------- --------- ---------

      Total gas sales...    12,151    11,909   115,524   120,470
                         ========= ========= ========= =========

Gas sales revenues
 (thousands of dollars):
  Residential........... $  41,591 $  40,096 $ 409,245 $ 434,865
  Commercial............    15,302    14,657   159,828   173,467
  Industrial and
   irrigation...........     1,689     1,640     7,796     9,355
  Public authorities
   and other...........        936     1,078    11,141    13,168
  Pipeline and
   marketing...........      9,427     7,986    46,403    46,577
                         --------- --------- --------- ---------
    Gas revenues
     billed............     68,945    65,457   634,414   677,432
  Net change in unbill-
   ed gas sales reven-
   ues.................      1,242     2,215       195    (3,825)
                         --------- --------- --------- ---------
    Total gas sales
     revenues..........  $  70,187 $  67,672 $ 634,609 $ 673,607
                         ========= ========= ========= =========

Gas sales margin
 (thousands of
 dollars)..............  $  32,672 $  32,601 $ 194,899 $ 194,119
                         ========= ========= ========= =========

Gas sales revenue per
 thousand cubic feet
 (Mcf) billed:
  Residential..........  $   9.062 $   8.274 $   6.382 $   6.374
  Commercial...........      5.590     5.143     5.684     5.684
  Industrial and
   irrigation..........      4.076     4.481     4.708     5.016
  Public authorities
   and other...........      4.011     4.400     4.066     4.759
  Pipeline and
   marketing...........      2.381     2.358     2.452     2.610

Weather:
  Degree days:
   Southern Union Gas
    service
    territories........          0         1     2,119     1,956
   Missouri Gas Energy
    service territor-
    ies................          8        23     4,708     5,443
  30-year measure:
   Southern Union Gas
    service territor-
    ies................          5         5     2,152     2,127
   Missouri Gas Energy
    service territor-
    ies................         59        59     5,218     5,246

Gas transported in mil-
 lions of cubic feet
 (MMcf)................     14,655    15,562    58,247    63,867
Gas transportation
 revenues (thousands
 of dollars)...........  $   3,776  $  3,834  $ 19,591  $ 21,174

--------------------

The above information does not include the Company's 42% equity ownership in a natural gas distribution company serving 17,800 customers in Piedras Negras, Mexico.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION

The Company's gas utility operations are seasonal in nature with a significant percentage of the annual revenues and earnings occurring in the traditional heating-load months. This seasonality results in a high level of cash flow needs during the peak winter heating season months, resulting from the required payments to natural gas suppliers in advance of the receipt of cash payments from the Company's customers. The Company has historically used internally generated funds and its credit facilities to provide funding for its seasonal working capital, continuing construction and maintenance programs and operational requirements.

The principal source of funds during the three-month period ended September 30, 1998 was $40,503,000 borrowed under the credit facilities. This provided funds for additions to property, plant and equipment of $14,235,000, operating outflows of $26,162,000 and other seasonal working capital needs of the Company.

The effective interest rate under the Company's current debt structure is 7.71% (including interest and the amortization of debt issuance costs and redemption premiums on refinanced debt).

The Company has availability under two revolving credit facilities (the "Revolving Credit Facilities") underwritten by a syndicate of banks. Of the Revolving Credit Facilities, $40,000,000 is a short-term facility which expires June 30, 1999, while $60,000,000 is a long-term facility which expires June 30, 2001. The Company had additional availability under uncommitted line of credit facilities (Uncommitted Facilities) with various banks. Covenants under the Revolving Credit Facilities allow for up to $35,000,000 of borrowings under Uncommitted Facilities at any one time. Borrowings under the facilities are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. Amounts outstanding under these facilities at September 30, 1998 and October 31, 1998 were $42,103,000 and $47,400,000, respectively.

           SOUTHERN UNION COMPANY AND SUBSIDIARIES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   SOUTHERN UNION COMPANY
                                ------------------------------------
                                         (Registrant)



Date  November 10, 1998         By  RONALD J. ENDRES
     ---------------------      ---------------------------------

                                Ronald J. Endres
                                Executive Vice President and
                                Chief Financial Officer




Date  November 10, 1998         By  DAVID J. KVAPIL
     ---------------------      ---------------------------------
                                David J. Kvapil
                                Senior Vice President and
                                Corporate Controller
                                (Principal Accounting Officer)

                            EXHIBIT 27
                     FINANCIAL DATE SCHEDULE

                     FINANCIAL DATA SCHEDULE