Form 10-Q
period 1998-12-31
SOUTHERN UNION CO
filed 1999-02-12
CIK 203248

=================================================================

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549
                  -----------------------------

                           FORM 10-Q

                 For the quarterly period ended
                 ------------------------------

                       December 31, 1998


                   Commission File No. 1-6407

                 ------------------------------


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

The number of shares of the registrant's Common Stock outstanding on January 31, 1999 was 29,681,821.




=================================================================

              SOUTHERN UNION COMPANY AND SUBSIDIARIES
                            FORM 10-Q
                        December 31, 1998
                              Index




PART I.  FINANCIAL INFORMATION                            Page(s)

  Item 1.  Financial Statements

           Consolidated statements of operations -
             three, six and twelve months ended
             December 31, 1998 and 1997

           Consolidated balance sheet - December 31,
             1998 and 1997 and June 30, 1998

           Consolidated statement of stockholders'
             equity - six months ended December 31,
             1998 and twelve months ended June 30, 1998

           Consolidated statements of cash flows -
             three, six and twelve months ended
             December 31, 1998 and 1997

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

  Item 1.  Legal Proceedings

           (See "CONTINGENCIES" in Notes to Consolidated
             Financial Statements)

  Item 4.  Results of Votes of Security Holders

  Item 6.  Exhibits and Reports on Form 8-K

           (a) Exhibit 10(a) -- Revolving Credit Agreement
                                (Long-Term Credit Facility)
                                dated as of November 10,
                                1998 by and among Southern
                                Union Company and the Banks
                                named therein.

           (b) Exhibit 10(b) -- Revolving Credit Agreement
                                (Short-Term Credit Facility)
                                dated as of November 10,
                                1998 by and among Southern
                                Union Company and the Banks
                                named therein.

           (c) Exhibit 27 -- Financial Data Schedule

           (d) Reports on Form 8-K -- None

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF OPERATIONS



                                  Three Months Ended December 31,
                                  -------------------------------
                                      1998               1997
                                  ------------       ------------
                                   (thousands of dollars, except
                                   shares and per share amounts)

Operating revenues..............  $   174,224        $   221,162
Gas purchase costs..............      103,938            143,834
                                  -----------        -----------
  Operating margin..............       70,286             77,328
Revenue-related taxes...........        9,244             11,647
                                  -----------        -----------
  Net operating margin..........       61,042             65,681

Operating expenses:
  Operating, maintenance and
    general.....................       27,074             26,669
  Depreciation and amortization.       10,496              9,550
  Taxes, other than on income
    and revenues................        3,486              2,932
                                  -----------        -----------
      Total operating expenses..       41,056             39,151
                                  -----------        -----------
      Net operating revenues....       19,986             26,530
                                  -----------        -----------

Other income (expenses):
  Interest......................       (9,142)            (9,124)
  Dividends on preferred
    securities of subsidiary
    trust.......................       (2,370)            (2,370)
  Other, net....................         (162)               592
                                  -----------        -----------
    Total other expenses, net...      (11,674)           (10,902)
                                  -----------        -----------

    Earnings before income
      taxes.....................        8,312             15,628

Federal and state income taxes..        2,938              5,890
                                  -----------        -----------

Net earnings available for
  common stock..................  $     5,374        $     9,738
                                  ===========        ===========

Net earnings per share:
  Basic.........................  $       .18        $       .34
                                  ===========        ===========
  Diluted.......................  $       .17        $       .33
                                  ===========        ===========

Weighted average shares
  outstanding:
    Basic.......................   29,639,947         28,338,417
                                  ===========        ===========
    Diluted.....................   31,068,030         29,493,237
                                  ===========        ===========





                 See accompanying notes.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF OPERATIONS



                                   Six Months Ended December 31,
                                   -----------------------------
                                       1998             1997
                                   ------------     ------------
                                   (thousands of dollars, except
                                   shares and per share amounts)

Operating revenues..............   $   251,679      $   295,201
Gas purchase costs..............       138,613          176,276
                                   -----------      -----------
  Operating margin..............       113,066          118,925
Revenue-related taxes...........        12,681           14,631
                                   -----------      -----------
  Net operating margin..........       100,385          104,294

Operating expenses:
  Operating, maintenance and
    general.....................        53,121           50,459
  Depreciation and amortization.        20,913           19,148
  Taxes, other than on income
    and revenues................         6,992            6,753
                                   -----------      -----------
    Total operating expenses....        81,026           76,360
                                   -----------      -----------
    Net operating revenues......        19,359           27,934
                                   -----------      -----------

Other income (expenses):
  Interest......................       (17,882)         (17,574)
  Dividends on preferred
    securities of subsidiary
    trust.......................        (4,740)          (4,740)
  Other, net....................           563            2,362
                                   -----------      -----------
    Total other expenses, net...       (22,059)         (19,952)
                                   -----------      -----------

    Earnings (loss) before
      income taxes (benefit)....        (2,700)           7,982

Federal and state income taxes
  (benefit).....................        (1,026)           3,153
                                   -----------      -----------

Net earnings (loss) available
  for common stock..............   $    (1,674)     $     4,829
                                   ===========      ===========

Net earnings (loss) per share:
  Basic.........................   $      (.06)     $       .17
                                   ===========      ===========
  Diluted.......................   $      (.06)     $       .16
                                   ===========      ===========

Weighted average shares
  outstanding:
    Basic.......................    29,628,943       28,326,571
                                   ===========      ===========
    Diluted.....................    29,628,943       29,448,900
                                   ===========      ===========


                   See accompanying notes.

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF OPERATIONS



                                Twelve Months Ended December 31,
                                --------------------------------
                                    1998                1997
                                ------------        ------------
                                 (thousands of dollars, except
                                 shares and per share amounts)

Operating revenues...........   $   625,782         $   699,939
Gas purchase costs...........       367,917             431,103
                                -----------         -----------
  Operating margin...........       257,865             268,836
Revenue-related taxes........        32,936              37,383
                                -----------         -----------
  Net operating margin.......       224,929             231,453

Operating expenses:
  Operating, maintenance and
    general..................       110,189             107,852
  Depreciation and
    amortization.............        40,203              37,094
  Taxes, other than on
    income and revenues......        14,444              13,107
                                -----------         -----------
      Total operating
        expenses.............       164,836             158,053
                                -----------         -----------
      Net operating revenues.        60,093              73,400
                                -----------         -----------

Other income (expenses):
  Interest...................       (35,192)            (34,011)
  Dividends on preferred
    securities of subsidiary
    trust....................        (9,480)             (9,480)
  Write-off of regulatory
    assets...................        (8,163)                --
  Other, net.................         2,273               2,444
                                -----------         -----------
    Total other expenses,
      net....................       (50,562)            (41,047)
                                -----------         -----------

    Earnings before income
      taxes..................         9,531              32,353

Federal and state income
  taxes......................         3,805              12,748
                                -----------         -----------

Net earnings available for
  common stock...............   $     5,726         $    19,605
                                ===========         ===========

Net earnings per share:
  Basic......................   $       .19         $       .69
                                ===========         ===========
  Diluted....................   $       .19         $       .67
                                ===========         ===========

Weighted average shares
  outstanding:
    Basic....................    29,615,582          28,302,268
                                ===========         ===========
    Diluted..................    30,845,542          29,415,346
                                ===========         ===========


                     See accompanying notes.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET

                            ASSETS



                               December 31,           June 30,
                        --------------------------
                            1998          1997          1998
                        ------------  ------------  ------------
                               (unaudited)
                                  (thousands of dollars)

Property, plant
  and equipment:
    Plant in service.   $ 1,087,434   $ 1,010,724   $ 1,057,675
    Construction work
      in progress....         9,814         6,805         7,783
                        -----------   -----------   -----------
                          1,097,248     1,017,529     1,065,458
    Less accumulated
      depreciation
      and amortiza-
      tion...........      (372,584)     (342,397)     (355,430)
                        -----------   -----------   -----------
                            724,664       675,132       710,028
    Additional pur-
      chase cost
      assigned to
      utility plant,
      net............       136,344       129,902       138,381
                        -----------   -----------   -----------

    Net property,
      plant and
      equipment......       861,008       805,034       848,409
                        -----------   -----------   -----------


Current assets:
  Accounts receiv-
    able, billed and
    unbilled.........       101,765       133,805        53,760
  Inventories,
    principally at
    average cost.....        36,434        37,712        26,160
  Deferred gas pur-
    chase costs......          --          28,964          --
  Prepayments and
    other............         2,757        19,269         4,747
                        -----------   -----------   -----------

      Total current
        assets.......       140,956       219,750        84,667
                        -----------   -----------   -----------

Deferred charges.....        90,636       104,284        94,550

Investment
  securities.........         5,000         5,000         5,000

Real estate..........         9,520         9,609         9,741

Other................         7,953         5,425         5,397
                        -----------   -----------   -----------



  Total assets.......   $ 1,115,073   $ 1,149,102   $ 1,047,764
                        ===========   ===========   ===========



                    See accompanying notes.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

               STOCKHOLDERS' EQUITY AND LIABILITIES



                               December 31,           June 30,
                        --------------------------
                            1998          1997          1998
                        ------------  ------------  ------------
                               (unaudited)
                                  (thousands of dollars)

Common stockholders'
  equity:
    Common stock, $1
      par value;
      authorized
      50,000,000
      shares; issued
      29,733,447
      shares.........   $    29,733   $    18,831   $    28,252
    Premium on capi-
      tal stock......       260,093       262,004       252,638
    Less treasury
      stock, at cost.          (794)         (794)         (794)
    Retained
      earnings.......         6,166         9,340        16,738
                        -----------   -----------   -----------

    Total common
      stockholders'
      equity.........       295,198       289,381       296,834

Company-obligated
  mandatorily redeem-
  able preferred
  securities of sub-
  sidiary trust
  holding solely sub-
  ordinated notes of
  Southern Union.....       100,000       100,000       100,000

Long-term debt and
  capital lease
  obligation.........       411,971       395,451       406,407
                        -----------   -----------   -----------

    Total capitali-
      zation.........       807,169       784,832       803,241

Current liabilities:
  Long-term debt and
    capital lease
    obligation due
    within one year..         2,001         1,316         1,777
  Notes payable......        50,003        93,800         1,600
  Accounts payable...        54,741        78,204        26,570
  Federal, state and
    local taxes......        14,667        20,909        14,017
  Accrued interest...        12,324        12,329        12,699
  Customer deposits..        18,662        17,249        17,686
  Deferred gas pur-
    chase costs......         4,415          --          12,257
  Other..............        16,496        15,088        21,095
                        -----------   -----------   -----------

    Total current
      liabilities....       173,309       238,895       107,701
                        -----------   -----------   -----------


Deferred credits and
  other..............        73,250        72,016        74,217
Accumulated deferred
  income taxes.......        61,345        53,359        62,605
Commitments and
  contingencies......          --            --            --
                        -----------   -----------   -----------

    Total............   $ 1,115,073   $ 1,149,102   $ 1,047,764



                     See accompanying notes.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                               Trea=             Unrea-
              Common  Premium  sury              Lized
              Stock,    on     Stock,           Holding
              $1 Par  Capital    at   Retained   Gain
              Value    Stock    Cost  Earnings  (Loss)    Total
             ------- --------  ------ --------  ------- --------
                           (thousands of dollars)

Balance
July 1,
1997........ $17,171 $225,252  $(794) $ 25,169  $  664  $267,462

 Net
  earnings..    --       --     --      12,229     --     12,229

 5% stock
  dividend..     856   19,802   --     (20,658)    --       --

 Three-for-
  two stock
  split.....   9,400   (9,400)  --          (2)    --         (2)

 Issuance
  of stock
  for ac-
  quisition.     756   17,285   --        --       --     18,041

 Unrealized
  holding
  gain or
  loss......    --       --     --        --      (664)     (664)

 Exercise of
  stock
  options...      69     (301)  --        --       --       (232)
             ------- --------  -----  --------  ------  --------

Balance
June 30,
1998........  28,252  252,638   (794)   16,738     --    296,834

 Net loss...    --       --     --      (1,674)    --     (1,674)

 5% stock
  dividend..   1,411    7,483   --      (8,898)    --         (4)

 Exercise
  of stock
  options...      70      (28)  --        --       --         42
             ------- --------  -----  --------  ------  --------

Balance
December 31,
1998........ $29,733 $260,093  $(794) $  6,166  $  --   $295,198
             ======= ========  =====  ========  ======  ========


                 See accompanying notes.

           SOUTHERN UNION COMPANY AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CASH FLOWS



                                               Three Months
                                            Ended December 31,
                                          ----------------------
                                             1998        1997
                                          ----------  ----------
                                          (thousands of dollars)

Cash flows from operating
  activities:
    Net earnings........................  $    5,374  $    9,738
    Adjustments to reconcile net
      earnings to net cash flows from
      (used in) operating activities:
        Depreciation and amortization...      10,496       9,550
        Deferred income taxes...........       1,095       1,231
        Provision for bad debts.........       1,068       1,702
        Deferral and amortization of
          interest and other expenses...         169        (442)
        Other...........................         339         348
        Changes in assets and
          liabilities:
            Accounts receivable,
              billed and unbilled.......     (65,875)    (95,546)
            Accounts payable............      28,263      48,558
            Taxes and other liabilities.      12,799      19,725
            Customer deposits...........       1,012         536
            Deferred gas purchase costs.       5,683      (3,754)
            Inventories.................       2,117      (1,637)
            Other.......................          22      (2,815)
                                          ----------  ----------
    Net cash flows from (used in)
      operating activities..............       2,562     (12,806)
                                          ----------  ----------
Cash flows used in investing activities:
  Additions to property, plant and
    equipment...........................     (20,730)    (22,167)
  Purchase of investment securities.....        --        (5,000)
  Increase in customer advances.........         555       1,200
  Increase in deferred charges and
    credits.............................       3,751         865
  Other.................................         (89)       (812)
                                          ----------  ----------
    Net cash flows used in investing
      activities........................     (16,513)    (25,914)
                                          ----------  ----------
Cash flows from financing activities:
  Repayment of debt and capital lease
    obligation..........................        (556)       (255)
  Net borrowings under revolving credit
    facility............................       7,900      33,500
  Increase in cash overdrafts...........       6,516       5,444
  Other.................................          91          31
                                          ----------  ----------
    Net cash flows from financing
      activities........................      13,951      38,720
                                          ----------  ----------
Change in cash and cash equivalents.....        --          --
Cash and cash equivalents at beginning
  of period.............................        --          --
                                          ----------  ----------
Cash and cash equivalents at end of
  period................................  $     --    $     --
                                          ==========  ==========

Supplemental disclosures of cash flow
  information:
    Cash paid (refunded) during the
      period for:
        Interest........................  $    2,507  $    2,579
                                          ==========  ==========
        Income taxes....................  $   (1,034) $      101
                                          ==========  ==========


                    See accompanying notes.

           SOUTHERN UNION COMPANY AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CASH FLOWS



                                                Six Months
                                            Ended December 31,
                                          ----------------------
                                             1998        1997
                                          ----------  ----------
                                          (thousands of dollars)

Cash flows from operating
  activities:
    Net earnings (loss).................  $   (1,674) $    4,829
    Adjustments to reconcile net
      earnings (loss) to net cash flows
      used in operating activities:
        Depreciation and amortization...      20,913      19,148
        Deferred income taxes...........      (1,260)       (261)
        Provision for bad debts.........       1,179       2,052
        Deferral and amortization of
          interest and other expenses...         364        (719)
        Gain on sale of investment
          securities....................        --        (1,088)
        Other...........................         712         546
        Changes in assets and liabili-
          ties, net of acquisitions and
          dispositions:
            Accounts receivable, billed
              and unbilled..............     (49,185)    (77,198)
            Accounts payable............      21,939      38,505
            Taxes and other liabilities.         275       6,699
            Customer deposits...........         976          35
            Deferred gas purchase costs.      (7,844)    (32,529)
            Inventories.................     (10,273)    (16,044)
            Other.......................         668          87
                                          ----------  ----------
    Net cash flows used in operating
      activities........................     (23,210)    (55,938)
Cash flows used in investing activities:
  Additions to property, plant and
    equipment...........................     (34,965)    (39,175)
  Acquisition of operations, net of
    cash received.......................        --          (745)
  Purchase of investment securities.....        --        (5,000)
  Proceeds from sale of investment
    securities..........................        --         6,531
  Increase in customer advances.........       1,708       2,256
  Deferred charges and credits..........       1,095      (3,750)
  Other.................................       1,751        (503)
                                          ----------  ----------
    Net cash flows used in investing
      activities........................     (30,411)    (40,386)
                                          ----------  ----------
Cash flows from financing activities:
  Repayment of debt and capital lease
    obligation..........................      (1,039)       (480)
  Net borrowings under revolving
    credit facility.....................      48,403      92,200
  Increase in cash overdrafts...........       6,231       4,555
  Other.................................          26          49
                                          ----------  ----------
    Net cash flows from financing
      activities........................      53,621      96,324
                                          ----------  ----------
Change in cash and cash equivalents.....        --          --
Cash and cash equivalents at beginning
  of period.............................        --          --
                                          ----------  ----------
Cash and cash equivalents at end of
  period................................  $     --    $     --
                                          ==========  ==========

Supplemental disclosures of cash
  flow information:
    Cash paid (refunded) during the
      period for:
        Interest........................  $   17,779  $   17,573
                                          ==========  ==========
        Income taxes....................  $     (934) $    3,871
                                          ==========  ==========


                    See accompanying notes.

           SOUTHERN UNION COMPANY AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CASH FLOWS



                                              Twelve Months
                                            Ended December 31,
                                          ----------------------
                                             1998        1997
                                          ----------  ----------
                                          (thousands of dollars)

Cash flows from operating
  activities:
    Net earnings........................  $    5,726  $   19,605
    Adjustments to reconcile net
      earnings to net cash flows from
      operating activities:
        Depreciation and amortization...      40,203      37,094
        Deferred income taxes...........       5,364       3,372
        Provision for bad debts.........       4,588      10,514
        Deferral and amortization of
          interest and other expenses...        (588)     (1,197)
        Write-off of regulatory assets..       8,163        --
        Gain on sale of investment
          securities....................        --        (2,874)
        Other...........................       1,614       1,290
        Changes in assets and liabili-
          ties, net of acquisitions
          and dispositions:
            Accounts receivable, billed
              and unbilled..............      28,145         726
            Accounts payable............     (23,632)    (14,185)
            Taxes and other liabilities.      (6,278)      1,487
            Customer deposits...........       1,142          35
            Deferred gas purchase costs.      33,378     (24,302)
            Inventories.................       1,410      (3,716)
            Other.......................       1,750        (594)
                                          ----------  ----------
    Net cash flows from operating
      activities........................     100,985      27,255
                                          ----------  ----------
Cash flows used in investing activities:
  Additions to property, plant and
    equipment...........................     (72,808)    (72,528)
  Acquisition of operations, net of
    cash received.......................       7,247      (1,444)
  Purchase of investment securities.....        --        (5,000)
  Proceeds from sale of investment
    securities..........................        --        19,331
  Increase in customer advances.........       3,014       2,812
  Deferred charges and credits..........       3,059      (4,103)
  Proceeds from sale of distribution
    and transmission properties.........        --         1,130
  Other.................................       3,829        (987)
                                          ----------  ----------
    Net cash flows used in investing
      activities........................     (55,659)    (60,789)
                                          ----------  ----------
Cash flows from financing activities:
  Repayment of debt and capital lease
    obligation..........................      (1,868)       (799)
  Net (payments) borrowings under
    revolving credit facility...........     (43,797)     32,600
  Increase in cash overdrafts...........         731       1,284
  Other.................................        (392)        449
                                          ----------  ----------
    Net cash flows from (used in)
      financing activities..............     (45,326)     33,534
                                          ----------  ----------
Change in cash and cash equivalents.....        --          --
Cash and cash equivalents at beginning
  of period.............................        --          --
                                          ----------  ----------
Cash and cash equivalents at end of
  period................................  $     --    $     --
                                          ==========  ==========

Supplemental disclosures of cash
  flow information:
    Cash paid during the period for:
      Interest..........................  $   34,203  $   32,913
                                          ==========  ==========
      Income taxes......................  $    1,827  $    5,371
                                          ==========  ==========


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

ACQUISITIONS

Effective December 31, 1997, the Company acquired Atlantic Utilities Corporation and Subsidiaries (Atlantic) for 755,650 pre-split and pre-stock dividend shares of common stock valued at $18,041,000 and cash of $4,436,000. Atlantic is operated as South Florida Natural Gas, a natural gas division of Southern Union, and Atlantic Gas Corporation, a propane subsidiary of the Company. Atlantic currently serves 5,100 customers in central Florida. Atlantic's results of operations have been included in the Company's statements of consolidated operations and cash flows since January 1, 1998. On the date of acquisition, Atlantic had $11,683,000 of cash and cash equivalents. The acquisition was accounted for using the purchase method. The additional purchase cost assigned to utility plant of approxi-mately $10,000,000 reflects the excess of the purchase price over the historical book carrying value of the net assets acquired. The additional purchase cost is amortized on a straight-line basis over forty years.

WRITE-OFF OF REGULATORY ASSETS

Pursuant to a 1989 Missouri Public Service Commission (MPSC) order, Missouri Gas Energy (MGE) is engaged in a major gas safety program. In connection with this program, the MPSC issued an accounting authority order in 1994 which authorized MGE to defer carrying costs at a rate of 10.54%. The MPSC rate order of January 22, 1997, however, retroactively reduced the 10.54% carrying cost rate used since early 1994 to an Allowance for Funds Used During Construction (AFUDC) rate of approximately 6%. The Company filed an appeal of this portion of the rate order in the Missouri State Court of Appeals, Western District, and on August 18, 1998 was notified that the appeal was denied. This resulted in a pre-tax non-cash charge of $5,942,000 of previously deferred costs as of June 30, 1998. See Contingencies.

On August 21, 1998, MGE was notified by the MPSC of its decision to grant a $13,300,000 rate increase but disallowed certain previously recorded deferred costs, requiring an additional pre-tax non-cash write-off of $2,221,000. Though the Company will receive a rehearing on portions of these disallowances, generally accepted accounting principles required the Company to record this charge to earnings, which Southern Union did as of June 30, 1998. See Utility Regulation and Rates.

EARNINGS PER SHARE

During the three-, six- and twelve-month periods ended
December 31, 1998 and 1997, no adjustments were required in net earnings available for common stock for the earnings per share calculations. Average shares outstanding for basic earnings per share were 29,639,947 and 28,338,417 for the three-month period ended December 31, 1998 and 1997, respectively, 29,628,943 and 28,326,571 for the six-month period ended December 31, 1998 and 1997, respectively, and 29,615,582 and 28,302,268 for the twelve-month period ended December 31, 1998 and 1997, respectively. Diluted earnings per share includes average shares outstanding as well as common stock equivalents from stock options and warrants. Common stock equivalents were 1,428,083 and 1,154,820 for the three-month period

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



ended December 31, 1998 and 1997, respectively, nil and 1,122,329 for the six-month period ended December 31, 1998 and 1997, respectively, and 1,229,960 and 1,113,078 for the twelve-month period ended December 31, 1998 and 1997, respectively.

PREFERRED SECURITIES OF SUBSIDIARY TRUST

On May 17, 1995, Southern Union Financing I (Subsidiary Trust), a consolidated wholly-owned subsidiary of Southern Union, issued $100,000,000 of 9.48% Trust Originated Preferred Securities (Pre-ferred Securities). In connection with the Subsidiary Trust's issuance of the Preferred Securities and the related purchase by Southern Union of all of the Subsidiary Trust's common securi-ties (Common Securities), Southern Union issued to the Subsidiary Trust $103,092,800 principal amount of its 9.48% Subordinated Deferrable Interest Notes, due 2025 (Subordinated Notes). The sole assets of the Subsidiary Trust are the Subordinated Notes. The interest and other payment dates on the Subordinated Notes correspond to the distribution and other payment dates on the Preferred Securities and the Common Securities. Under certain circumstances, the Subordinated Notes may be distributed to holders of the Preferred Securities and holders of the Common Securities in liquidation of the Subsidiary Trust. The Subordi-nated Notes are redeemable at the option of the Company on or after May 17, 2000, at a redemption price of $25 per Subordi-nated Note plus accrued and unpaid interest. The Preferred Securities and the Common Securities will be redeemed on a pro rata basis to the same extent as the Subordinated Notes are repaid, at $25 per Preferred Security and Common Security plus accumulated and unpaid distributions. Southern Union's obliga-tions under the Subordinated Notes and related agreements, taken together, constitute a full and unconditional guarantee by Southern Union of payments due on the Preferred Securities. As of December 31, 1998 and 1997, 4,000,000 shares of Preferred Securities were outstanding.

DEBT AND CAPTIAL LEASE

                                    December 31,      June 30,
                                        1998            1998
                                    ------------    ------------
                                       (thousands of dollars)

7.60% Senior Notes due 2024......   $   384,515     $   384,515
Other............................        29,457          23,669
                                    -----------     -----------
Total debt and capital lease.....       413,972         408,184
  Less current portion...........        (2,001)         (1,777)
                                    -----------     -----------
Total long-term debt and capital
  lease..........................   $   411,971     $   406,407
                                    ===========     ===========

The Company has availability under two revolving credit facili-ties (the "Revolving Credit Facilities") underwritten by a syndi-cate of banks. Of the Revolving Credit Facilities, $40,000,000 is a short-term facility which expires June 30, 1999, while $60,000,000 is a long-term facility which expires June 30, 2001. The Company has additional availability under uncommitted line of credit facilities (Uncommitted Facilities) with various banks. Covenants under the Revolving Credit Facilities allow for up to $35,000,000 of borrowings under Uncommitted Facilities at any one time. Borrowings under the facilities are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. Amounts outstanding under these facilities at December 31, 1998 and January 31, 1999 were $50,003,000 and $58,100,000, respectively.

Capital Lease  The Company completed the installation of an Auto-
-------------
mated Meter Reading (AMR) system at MGE during the first quarter of fiscal year 1999. The installation of the AMR system involved an investment of approximately $30,000,000 which is accounted for as a capital lease obligation. As of December 31, 1998, the capital lease obligation outstanding was $27,748,000.

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



UTILITY REGULATION AND RATES

Under the order of the Federal Energy Regulatory Commission, a major supplier of gas to MGE is allowed recovery of certain unrecovered deferred gas costs with a remaining balance of $1,870,000 at December 31, 1998. MGE is allowed to recover these costs from its customers through a purchase gas adjustment mechanism which was approved by the MPSC. The receivable and liability associated with these costs have been recorded as a deferred charge and a deferred credit, respectively, on the consolidated balance sheet as of December 31, 1998 and 1997.

On May 21, 1998, Southern Union Gas filed with the Railroad Commission of Texas (Commission) an appeal of the city of El Paso's actions to reduce the Company's rates and require a one-ime cost of gas refund. In the de novo appeal, the City proposed a $4,136,000 recurring base rate reduction and an $884,000 one-time cost of gas refund. The Company requested a $1,964,000 base rate increase and a finding that no cost of gas refund is war-ranted. On December 21, 1998, the Commission issued its order implementing the one-time cost of gas refund and a $99,000 base rate reduction.

On August 21, 1998, MGE was notified by the MPSC of its decision to grant a $13,300,000 rate increase which also disallowed cer-tain previously recorded deferred costs, in which MGE requested a rehearing on significant portions of these disallowances. On December 8, 1998, the MPSC denied rehearing requests made by all parties other than MGE and granted a portion of MGE's rehearing request. The MPSC will conduct further proceedings to take additional evidence on those matters for which it granted MGE a rehearing. If the MPSC adopts MGE's positions on rehearing, then MGE would be authorized an additional base revenue increase in the amount of approximately $2,200,000 (from the $13,300,000 initially authorized in its August 21, 1998 order to $15,500,000). The MPSC's orders may be subject to judicial review and although certain parties may argue for a reduction in MGE's authorized base revenue increase on judicial review, MGE expects such arguments to be unsuccessful.

STOCK DIVIDEND

On December 9, 1998, Southern Union distributed its annual 5% common stock dividend to stockholders of record on November 23, 1998. A portion of the 5% stock dividend was characterized as a distribution of capital due to the level of the Company's retained earnings available for distribution as of the declara-tion date. Unless otherwise stated, all per share data included in the accompanying consolidated financial statements and in these Notes to Consolidated Financial Statements has been restated to give effect to the stock dividend.

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

As previously disclosed in the Company's 1998 Annual Report on Form 10-K, on August 18, 1998, the Missouri State Court of Appeals denied the Company's appeal of the MPSC January 22, 1997 rate order which retroactively reduced the carrying cost rate applied by the Company on the expenditures incurred on the Missouri Safety Program since early 1994 resulting in a one-time non-cash write-off of $5,942,000 of previously recorded deferred costs which was recorded in fiscal year 1998. Southern Union sought a transfer of the case to the Missouri Supreme Court which was denied on November 24, 1998.

In August 1998, a jury in Edinburg, Texas concluded deliberations on the City of Edinburg's franchise fee lawsuit against PG&E Gas Transmission, Texas Corporation (formerly Valero Energy Corpora-tion (Valero)) and a number of its subsidiaries, as well as former Valero subsidiary Rio Grande Valley Gas Company (RGV) and RGV's successor company, Southern Union Company. The case, based upon events that occurred between 1985-1987, centers on specific contractual language in the 1985 franchise agreement between RGV and the City of Edinburg. Southern Union purchased RGV from Valero in October 1993. The jury awarded the plaintiff damages, against all defendants under several largely overlapping but mutually exclusive claims, totaling approximately $13,000,000. The trial judge subsequently reduced the award to approximately $700,000 against Southern Union and $7,800,000 against Valero and Southern Union together. The Company is pursuing reversal on appeal. The Company believes it will ultimately prevail and thus has not provided for any loss relative to this matter in its financial statements. Furthermore, the Company has not deter-mined what impact, if any, this jury decision may have on other city franchises in Texas.

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

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The Company's principal line of business is the distribution of natural gas as a public utility through Southern Union Gas, Missouri Gas Energy (MGE), and Atlantic Utilities, doing business as South Florida Natural Gas (SFNG), each of which is a division of the Company. In addition, subsidiaries of Southern Union have been established to support and expand natural gas sales and to capitalize on the Company's gas energy expertise. These subsid-iaries operate natural gas pipeline systems, market natural gas to end-users and distribute propane. By providing "one-stop shopping," the Company can serve its various customers' specific energy needs, which encompass substantially all of the natural gas distribution and sales businesses from natural gas sales to specialized energy consulting services. Certain subsidiaries own or hold interests in real estate and other assets, which are primarily used in the Company's utility business.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 1998 and 1997
---------------------------------------------

The Company recorded net earnings available for common stock of $5,374,000 for the three-month period ended December 31, 1998 compared with net earnings of $9,738,000 for the same period in 1997. Earnings per diluted share, based on weighted average common and common share equivalents outstanding during the period, were $.17 in 1998, compared to $.33 in 1997. Weighted average shares outstanding increased 5% in 1998 primarily due to the issuance of 755,650 pre-split and pre-stock dividend shares of the Company's common stock on December 31, 1997 in connection with the acquisition of Atlantic Utilities Corporation and Subsidiaries (Atlantic Utilities) in Florida.

Operating revenues were $174,224,000 for the three-month period ended December 31, 1998, compared with operating revenues of $221,162,000 in 1997. Gas purchase costs for the three-month period ended December 31, 1998 were $103,938,000, compared with $143,834,000 in 1997. The Company's operating revenues are affected by the level of sales volumes and by the pass-through of increases or decreases in the Company's gas purchase costs through its purchased gas adjustment clauses. Additionally, revenues are affected by increases or decreases in gross receipts taxes (revenue-related taxes) which are levied on sales revenue as collected from customers and remitted to the various taxing authorities. The decrease in both operating revenues and gas purchase costs between periods was primarily due to an 18% decrease in gas sales volume to 30,721 MMcf in 1998 from 37,686 MMcf in 1997. The decrease in sales volumes was due to signifi-cantly warmer weather in the Missouri and Texas service areas during the three-month period ended December 31, 1998. Addi-tionally, operating revenues and gas purchase costs were affected by a 12% decrease in the average cost of gas from $3.80 per Mcf in 1997 to $3.36 per Mcf in 1998. Changes in the average cost of gas result from seasonal impacts on demands for natural gas and the ensuing competitive pricing within the industry.

Weather for MGE's service territories was 83% of a 30-year measure for the three-month period ended December 31, 1998, compared with 100% in 1997. Southern Union Gas service terri-tories experienced weather which was 86% of a 30-year measure in 1998, compared with 117% in 1997. About half of the customers served by Southern Union Gas are weather normalized.

Net operating margin (operating margin less revenue-related taxes) decreased $4,639,000 for the three-month period ended December 31, 1998 compared with the same period in 1997. Net operating margin decreased due principally to the unseasonably warm winter weather in both the Missouri and Texas service terri-tories as previously discussed. In addition, gas sales revenue also decreased by $1,054,000 as a result of lower earnings under MGE's gas supply

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



incentive plan. Under this plan, Southern Union and its Missouri customers share in certain savings below benchmark levels of gas costs incurred as a result of the Company's gas procurement activities. Also, the Company recorded an increase in cost of gas expense of $1,000,000 associated with the cost of gas refund to the City of El Paso customers as authorized by the Railroad Commission of Texas and recorded a reserve for certain lost and unaccounted for gas in other Southern Union Gas service terri-tories. Slightly offsetting these factors was a $13,300,000 annual increase to revenues in the Missouri service territories granted by the Missouri Public Service Commission (MPSC) effec-tive as of September 2, 1998. The impact from this rate order was marginal as it is earned volumetrically and therefore was impacted by the unusually warm weather.

Operating expenses, which include operating, maintenance and general expenses, depreciation and amortization, and taxes other than on income and revenues, were $41,056,000 for the three-month period ended December 31, 1998, an increase of $1,905,000, com-pared with $39,151,000 in 1997. The increase is primarily a result of an increase in depreciation and amortization and an increase in property taxes pursuant to the September 2, 1998 Missouri rate order, discussed above, which included certain costs into rate base that had been previously deferred.

Interest expense was $9,142,000 for the three-month period ended
December 31, 1998, compared with $9,124,000 in 1997. See "Debt and Capital Lease" in the Notes to the Consolidated Financial
Statements included herein.

Other expense of $162,000 for the three-month period ended December 31, 1998 primarily consisted of net expense of $169,000 related to the amortization and current deferral of interest and other expenses associated with the MGE Safety Program. Other income of $592,000 for the three-month period ended December 31, 1997 primarily included $469,000 related to the deferral of interest and other expenses associated with the MGE Safety Program.

The effective federal and state income tax rate was 35% and 38% for the three months ended December 31, 1998 and 1997, respectively.

Six Months Ended December 31, 1998 and 1997
-------------------------------------------

The Company recorded a net loss available for common stock of $1,674,000 for the six-month period ended December 31, 1998 compared with net earnings of $4,829,000 for the same period in 1997. Net loss per share, based on weighted average common shares outstanding during the period, was $.06 in 1998 compared with earnings per diluted share of $.16 in 1997. Weighted average common shares increased 5% during the six-month period ended December 31, 1998 compared with 1997 due to the issuance of common stock for the acquisition of Atlantic Utilities, previously discussed.

Operating revenues were $251,679,000 for the six-month period ended December 31, 1998, compared with operating revenues of $295,201,000 in 1997. Gas purchase costs for the six-month period ended December 31, 1998 were $138,613,000, compared with $176,276,000 in 1997. The decrease in both operating revenues and gas purchase costs between periods was primarily impacted by a 14% decrease in gas sales volume to 42,871 MMcf in 1998 from 49,595 MMcf in 1997. The decrease in sales volumes was due to significantly warmer weather in the Missouri and Texas service areas during the six-month period ended December 31, 1998. Addi-tionally, operating revenues and gas purchase costs were affected by a 9% decrease in the average cost of gas from $3.53 per Mcf in 1997 to $3.20 per Mcf in 1998, due to changes in average spot market gas prices. The decrease in operating revenues was partially offset by a $13,300,000 annual increase to revenues granted to MGE, effective as of September 2, 1998. The impact from this rate order was marginal as it is earned volumetrically and therefore was impacted by the unusually warm weather.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



MGE's service territories experienced weather which was 81% of a 30-year measure for the six months ended December 31, 1998 com-pared with 98% in 1997. Weather for Southern Union Gas service territories for the six-month period ended December 31, 1998 was 85% of a 30-year measure compared with 116% in 1997.

Net operating margin decreased $3,909,000 for the six-month period ended December 31, 1998 compared with the same period in 1997. Net operating margin decreased due to reduced gas sales volumes as a result of significantly warmer weather as previously discussed and a decrease in revenues of $588,000 under the gas supply incentive plan for MGE. Also, as discussed above, the Company recorded expenses associated with the El Paso cost of gas refund and a reserve for certain lost and unaccounted for gas. Slightly offsetting these factors was a $13,300,000 annual increase to revenues in the Missouri service territories granted by the MPSC effective as of September 2, 1998. The impact from this rate increase was marginal as it is earned volumetrically and therefore was impacted by the unusually warm weather.

Operating expenses were $81,026,000 for the six-month period ended December 31, 1998, an increase of $4,666,000, compared with $76,360,000 in 1997. The increase is primarily a result of an increase in operating, maintenance and general expenses from increased legal fees and assessments associated with certain claims and litigation as well as additional operating expenses due to the inclusion of Atlantic Utilities, which was acquired effective December 31, 1997. Also contributing to the increase was additional depreciation and amortization and property taxes as a result of including certain costs into rate base that had been previously deferred.

Interest expense was $17,882,000 for the six-month period ended December 31, 1998, compared with $17,574,000 in 1997. The increase is primarily due to the addition of a capital lease obligation for the installation of an Automated Meter Reading
(AMR) system at MGE. See "Debt and Capital Lease" in the Notes to the Financial Statements included herein.

Other income for the six-month period ended December 31, 1998 was $563,000 compared with $2,362,000 in 1997. Other income for the six-month period ended December 31, 1998 included the receipt of $750,000 to assist in the promotion of gas usage in certain Southern Union Gas service territories and $649,000 in net rental income from Lavaca Realty Company (Lavaca Realty), the Company's real estate subsidiary. This was partially offset by net expense of $364,000 related to the amortization and current deferral of interest and other expenses associated with the MGE Safety Pro-gram. Other income for 1997 included $1,088,000 in realized gains on the sale of investment securities, $719,000 related to the deferral of interest and other expenses associated with the MGE Safety Program and net rental income from Lavaca Realty of $487,000.

The Company's consolidated federal and state effective income tax rate was 38% and 40% for the six months ended December 31, 1998 and 1997, respectively.

Twelve Months Ended December 31, 1998 and 1997
----------------------------------------------

The Company recorded net earnings available for common stock of $5,726,000 for the twelve-month period ended December 31, 1998 compared with net earnings of $19,605,000 in 1997. Earnings per diluted share were $.19 in 1998 compared with earnings per diluted share of $.67 in 1997. Weighted average common and common share equivalents increased 5% during the twelve-month period ended December 31, 1998 compared with 1997 due to the issuance of common stock in the acquisition of Atlantic Utilities, previously discussed.

During fiscal year 1998, the Company was impacted by pre-tax non-ash write-offs totaling $8,163,000 of previously recorded regula-tory assets. On August 18, 1998, the Missouri Court of Appeals denied the previously disclosed appeal by the Company of the MPSC's January 1997 Rate Order granted to MGE. Because of this decision, the Company recorded a one-time non-cash write-off of $5,942,000 of deferred costs recorded since 1994. On August 21, 1998, the

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



MPSC also granted MGE a rate increase which, among other things, disallowed certain previously recorded deferred costs requiring an additional pre-tax non-cash write-off of $2,221,000. See "Write-Off of Regulatory Assets" and "Contingencies" in the Notes to the Consolidated Financial Statements included herein.

Operating revenues were $625,782,000 for the twelve-month period ended December 31, 1998, compared with operating revenues of $699,939,000 in 1997. Gas purchase costs for the twelve-month period ended December 31, 1998 were $367,917,000, compared with $431,103,000 in 1997. The decrease in both operating revenues and gas purchase costs between periods was primarily the result of a 9% decrease in gas sales volume to 109,139 MMcf in 1998 from 119,280 MMcf in 1997. The decrease in sales volumes was due to significantly warmer weather in the Missouri and Texas service areas during the twelve-month period ended December 31, 1998. Additionally, operating revenues and gas purchase costs were affected by a 7% decrease in the average cost of gas from $3.60 per Mcf in 1997 to $3.34 per Mcf in 1998, due to decreases in average spot market gas prices. The decrease in operating revenues was partially offset by a $13,300,000 annual increase to revenues granted to MGE, effective as of September 2, 1998. The impact from this rate increase was marginal as it is earned volumetrically and therefore was also impacted by the unusually warm weather.

MGE's service territories experienced weather which was 83% of a 30-year measure for the twelve months ended December 31, 1998 compared with 100% in 1997. Weather for Southern Union Gas service territories for the twelve-month period ended
December 31, 1998 was 86% of a 30-year measure compared with 103% in 1997. About half of the customers served by Southern Union Gas are weather normalized.

Net operating margin decreased $6,524,000 for the twelve-month period ended December 31, 1998 compared with the same period in 1997. Net operating margin decreased due to reduced gas sales volumes as a result of the significantly warmer winter weather, a decrease in revenues of $2,522,000 under the gas supply incentive plan for MGE, and the cost of gas refund to the customers of the City of El Paso, all previously discussed above. Slightly off-setting these factors was the $13,300,000 annual increase to revenues effective September 2, 1998, previously discussed. The impact from this rate increase was marginal as it is earned volumetrically and therefore was impacted by the unusually warm weather.

Operating expenses were $164,836,000 for the twelve-month period ended December 31, 1998, an increase of $6,783,000, compared with $158,053,000 in 1997. The increase is primarily a result of an increase in depreciation and amortization and property taxes as a result of including certain costs into rate base that had been previously deferred. Additionally contributing to the increase was increased legal fees associated with various claims and liti-gation and assessments and the inclusion of operating expenses for Atlantic Utilities, previously discussed.

Interest expense was $35,192,000 for the twelve-month period ended December 31, 1998, compared with $34,011,000 in 1997. The increase is primarily due to the addition of a capital lease obligation for the installation of an AMR system at MGE, previously discussed. See "Debt and Capital Lease" in the Notes to the Consolidated Financial Statements included herein.

Other income for the twelve-month period ended December 31, 1998 was $2,273,000 compared with $2,444,000 in 1997. Other income for the twelve-month period ended December 31, 1998 primarily included $1,281,000 in net rental income of Lavaca Realty and $587,000 in deferral of interest and other expenses associated with the MGE Safety Program. Other income for the twelve-month period ended December 31, 1997 included $2,874,000 in realized gains on the sale of investment securities, $1,198,000 related to the deferral of interest and other expenses associated with the MGE Safety Program, and net rental income from Lavaca Realty of $1,118,000. This was partially offset by $2,150,000 for the settlement of certain billing errors at MGE and the write-off of $600,000 acquisition-related costs from the termination of various acquisition activities.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



For the twelve-month period ended December 31, 1998, federal and state income taxes decreased $8,943,000 over the same period in 1997 due to a reduction in pre-tax earnings as discussed above. The Company's consolidated federal and state effective income tax rate was 40% and 39% for the twelve months ended December 31, 1998 and 1997, respectively.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following table sets forth certain information regarding the Company's gas utility operations for the three- and twelve-month periods ended December 31, 1998 and 1997:

                           Three Months         Twelve Months
                        Ended December 31,    Ended December 31,
                          1998      1997        1998      1997
                        --------  --------    --------  --------

Average number of
  gas sales custo-
  mers served:
    Residential.......   894,546   876,879     889,778   871,643
    Commercial........    86,851    86,539      88,238    86,349
    Industrial and
      irrigation......       557       558         565       591
    Public authorities
      and other.......     2,852     2,703       2,830     2,694
    Pipeline and
      marketing.......       232       238         231       215
                        --------  --------    --------  --------
        Total average
          customers
          served......   985,038   966,917     981,642   961,492
                        ========  ========    ========  ========

Gas sales in millions
  of cubic feet (MMcf)
    Residential.......    11,130    17,156      58,681    67,762
    Commercial........     5,263     7,343      26,039    29,883
    Industrial and
      irrigation......       299       326       1,631     1,721
    Public authorities
      and other.......       576       790       2,526     2,809
    Pipeline and
      marketing.......     5,302     4,583      19,644    17,692
                        --------  --------    --------  --------
        Gas sales
          billed......    22,570    30,198     108,521   119,867
    Net change in
      unbilled gas
      sales...........     8,151     7,488         618      (587)
                        --------  --------    --------  --------
        Total gas
          sales.......    30,721    37,686     109,139   119,280
                        --------  --------    --------  --------

Gas sales revenues
  (thousands of
  dollars):
    Residential.......  $ 79,131  $111,944    $378,532  $431,415
    Commercial........    29,373    43,374     145,815   172,545
    Industrial and
      irrigation......     1,416     1,836       7,369     8,811
    Public authorities
      and other.......     2,163     3,498       9,804    13,001
    Pipeline and
      marketing.......    11,385    11,281      46,507    45,670
                        --------  --------    --------  --------
        Gas revenues
          billed......   123,468   171,933     588,027   671,442
Net change in
  unbilled gas sales
  revenues............    41,210    39,171       2,233    (8,834)
                        --------  --------    --------  --------
    Total gas sales
      revenues........  $164,678  $211,104    $590,260  $662,608
                        ========  ========    ========  ========

Gas sales margin
  (thousands of
  dollars)............  $ 52,238  $ 56,303    $192,777  $195,521
                        ========  ========    ========  ========

Gas sales revenue per
  thousand cubic feet
  (Mcf) billed:
    Residential.......  $  7.110  $  6.525    $  6.451  $  6.367
    Commercial........     5.581     5.907       5.600     5.774
    Industrial and
      irrigation......     4.736     5.632       4.518     5.120
    Public authorities
      and other.......     3.756     4.428       3.882     4.629
    Pipeline and
      marketing.......     2.148     2.462       2.368     2.582

Weather:
  Degree days:
    Southern Union Gas
      service
      territories.....       719       972       1,865     2,176
    Missouri Gas
      Energy service
      territories.....     1,614     1,945       4,377     5,255
  30-year measure:
    Southern Union Gas
      service
      territories.....       86%      117%         86%      103%
    Missouri Gas
      Energy service
      territories.....       83%      100%         83%      100%

Gas transported in
  millions of cubic
  feet (MMcf).........    14,423    16,544      53,844    64,812
Gas transportation
  revenues (thousands
  of dollars).........  $  5,854  $  5,627    $ 19,834  $ 20,623


--------------------------

The above information does not include the Company's 43% equity ownership in a natural gas distribution company serving 17,800 customers in Piedras Negras, Mexico.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION

The Company's gas utility operations are seasonal in nature with a significant percentage of the annual revenues and earnings occurring in the traditional heating-load months. This season-ality results in a high level of cash flow needs during the peak winter heating season months, resulting from the required pay-ments to natural gas suppliers in advance of the receipt of cash payments from the Company's customers. The Company has his-torically used internally generated funds and its revolving loan and credit facilities to provide funding for its seasonal working capital, continuing construction and maintenance programs and operational requirements.

The principal sources of funds during the three-month period ended December 31, 1998 were $7,900,000 from the Company's financing facilities, $6,516,000 from the change in cash over-draft and $2,562,000 from operations. These sources provided funds for additions to property, plant and equipment of $20,730,000 and other seasonal working capital needs of the Company.

The principal source of funds during the six-month period ended December 31, 1998 was $48,403,000 from the Compay's financing facilities. This provided funds for additions to property, plant and equipment of $34,965,000, purchases of inventory of $10,273,000 and other seasonal working capital needs of the Company.

The effective interest rate under the Company's current debt structure is 7.69% (including interest and the amortization of debt issuance costs and redemption premiums on refinanced debt).

The Company has availability under two revolving credit facilities (the "Revolving Credit Facilities") underwritten by a syndicate of banks. Of the Revolving Credit Facilities, $40,000,000 is a short-term facility which expires June 30, 1999, while $60,000,000 is a long-term facility which expires June 30, 2001. The Company has additional availability under uncommitted line of credit facilities (Uncommitted Facilities) with various banks. Covenants under the Revolving Credit Facilities allow for up to $35,000,000 of borrowings under Uncommitted Facilities at any one time. Borrowings under the facilities are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. Amounts outstanding under these facilities at December 31, 1998 and January 31, 1999 were $50,003,000 and $58,100,000, respectively.

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

Management's plan addressing the impact of the Year 2000 issue on the Company focuses on the following areas: application systems, process control systems (embedded chips), technology infrastruc-ture, physical infrastructure, and third party business partners and suppliers with which the Company has significant relation-ships. Management's analysis and review of these areas is com-prised primarily of five phases: developing an inventory of hardware, software and embedded chips; assessing the degree to which each area is currently Year 2000 ready; performing renova-tions and repairs as needed to attain Year 200 readiness; testing to ensure Year 2000 readiness; and developing a contingency plan if repair and renovation efforts are either unsuccessful or untimely.

Management has completed the inventory phase and has sub-stantially completed the assessment phase regarding application systems, process control systems and technology infrastructure, and is performing renovations, repairs and testing in each of these categories. The review of physical infrastructure and critical business partners, gas transporters and suppliers is in the assessment stage. The Company's inventory efforts were completed prior to the end of calendar

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



year 1998. The Company's assessment efforts are substantially complete and the renovation, repair and testing of affected areas will continue through calendar year 1999. Costs incurred to date have primarily consisted of labor from the redeployment of existing information technology, legal and operational resources. The Company expects to spend approximately $6,500,000 for these Year 2000 compliance efforts. Included in this estimate are equipment leasing expenses that will be incurred over the life of the equipment. To the extent that such costs are incurred in Year 2000 readiness efforts, the Company will attempt recovery for such costs through regulatory relief.

During the past several years the Company has replaced most of its financial and operating software programs. In addition, the Company is currently in the process of replacing those remaining programs to be able to be Year 2000 ready. These new programs have significantly reduced the costs the Company expects to incur to become Year 2000 ready. Additionally, the Company has formed a planning team to develop a contingency plan in the event that supplier or internal operational failures do occur. The costs associated with this effort are being evaluated and cannot yet be determined. Although the Company does not presently anticipate a material business interruption as a result of the Year 2000, the worst case scenario if all of the Company's Year 2000 efforts failed, including the failure of third party providers to deliver services, could result in daily lost revenues of approximately $3,200,000. This estimate is based on historical revenues recognized in the months of January, February and March.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements that are based on current expectations, estimates and projections about the industry in which the Company operates, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are outside the Company's control. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to put undue reliance on such forward-looking statements. Stockholders may review the Company's reports filed in the future with the Securities and Exchange Commission for more current descriptions of developments that could cause actual results to differ materially from such forward-looking statements.

Factors that could cause or contribute to actual results dif-fering materially from such forward-looking statements include the following: cost of gas; gas sales volumes; weather condi-tions in the Company's service territories; the achievement of operating efficiencies and the purchases and implementation of new technologies for attaining such efficiencies; impact of relations with labor unions of bargaining-unit employees; the receipt of timely and adequate rate relief; the outcome of pending and future litigation; governmental regulations and proceedings affecting or involving the Company; and the nature and impact of any extraordinary transactions such as any acquisition or divestiture of a business unit or any assets. These are representative of the factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market con-ditions, and general economic conditions, including interest rate fluctuations, federal, state and local laws and regulations affecting the retail gas industry or the energy industry generally, and other factors.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

              RESULTS OF VOTES OF SECURITY HOLDERS



Southern Union held its Annual Meeting of Stockholders on November 14, 1998. The following matters were submitted for a vote and approved by Southern Union's security holders: (i) the election of four persons to serve as the Class II directors until the 2001 Annual Meeting of Stockholders or until their successors are duly elected and qualified; and (ii) approval of the Southern Union 1992 Long-Term Stock Incentive Plan, as Amended.

The number of votes cast in favor, abstain or withheld for each nominee for director, and for any proposal voted on at the Annual
Meeting of Stockholders, were:

                                  For        Abstain    Withheld
                              -----------    -------    --------

Election of nominees as
  Class II Directors:
    Aaron I. Fleischman.....  26,055,896       --        129,882
    Kurt A. Gitter, M.D.....  26,052,888       --        129,882
    Adam M. Lindemann.......  26,054,594       --        129,882
    George Rountree, III....  26,053,476       --        129,882

Proposal to approve the
  Southern Union 1992 Long-
  Term Stock Incentive Plan,
  as Amended................  25,063,366    397,195      721,374

             SOUTHERN UNION COMPANY AND SUBSIDIARIES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  SOUTHERN UNION COMPANY
                             --------------------------------
                                      (Registrant)



Date  February 10, 1999      By  RONALD J. ENDRES
      -----------------          ----------------
                                 Ronald J. Endres
                                 Executive Vice President and
                                   Chief Financial Officer




Date  February 10, 1999      By  DAVID J. KVAPIL
      -----------------          ---------------
                                 David J. Kvapil
                                 Senior Vice President and
                                   Corporate Controller
                                   (Principal Accounting Officer)