Form 10-Q
period 1999-03-31
SOUTHERN UNION CO
filed 1999-05-17
CIK 203248

=================================================================

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D. C.  20549
                     ---------------------

                           FORM 10-Q

                For the quarterly period ended
                ------------------------------

                        March 31, 1999


                  Commission File No. 1-6407

                    ----------------------

                    SOUTHERN UNION COMPANY
   (Exact name of registrant as specified in its charter)


           Delaware                               75-0571592
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)


    504 Lavaca Street, Eighth Floor                  78701
             Austin, Texas                        (Zip Code)
(Address of principal executive offices)


        Registrant's telephone number, including area code:
                         (512)  477-5852


   Securities Registered Pursuant to Section 12(b) of the Act:


Title of each class     Name of each exchange in which registered
-------------------     -----------------------------------------
 Common Stock, par               New York Stock Exchange
 value $1 per share


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        -----      -----

The number of shares of the registrant's Common Stock outstanding on April 30, 1999 was 29,692,749.



=================================================================

            SOUTHERN UNION COMPANY AND SUBSIDIARIES
                           FORM 10-Q
                        March 31, 1999
                             Index




PART I.  FINANCIAL INFORMATION                            Page(s)
                                                          -------

  Item 1.  Financial Statements

           Consolidated statements of operations -
             three, nine and twelve months ended
             March 31, 1999 and 1998

           Consolidated balance sheet - March 31,
             1999 and 1998 and June 30, 1998

           Consolidated statement of stockholders'
             equity - nine months ended March 31,
             1999 and twelve months ended June 30,
             1998

           Consolidated statements of cash flows -
             three, nine and twelve months ended
             March 31, 1999 and 1998

           Notes to consolidated financial statements

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings

           (See "CONTINGENCIES" under Notes to Consoli-dated Financial Statements)

  Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibit 27 -- Financial Data Schedule

           (b)  Reports on Form 8-K -- None

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF OPERATIONS



                                    Three Months Ended March 31,
                                    ----------------------------
                                        1999            1998
                                    ------------    ------------
                                    (thousands of dollars, except
                                    shares and per share amounts)

Operating revenues...............   $   251,863     $   265,176
Gas purchase costs...............       153,757         170,500
                                    -----------     -----------
   Operating margin..............        98,106          94,676
Revenue-related taxes............        14,487          15,240
                                    -----------     -----------
   Net operating margin..........        83,619          79,436

Operating expenses:
   Operating, maintenance and
      general....................        28,655          29,143
   Depreciation and amortization.        10,535           9,775
   Taxes, other than on income
      and revenues...............         3,782           3,578
                                    -----------     -----------
      Total operating expenses...        42,972          42,496
                                    -----------     -----------
      Net operating revenues.....        40,647          36,940
                                    -----------     -----------

Other income (expenses):
   Interest......................        (8,962)         (8,970)
   Dividends on preferred securi-
      ties of subsidiary trust...        (2,370)         (2,370)
   Other, net....................          (252)          1,257
                                    -----------     -----------
      Total other expenses, net..       (11,584)        (10,083)
                                    -----------     -----------

      Earnings before income
         taxes...................        29,063          26,857

Federal and state income taxes...        11,439          10,608
                                    -----------     -----------

Net earnings available for
   common stock..................   $    17,624     $    16,249
                                    ===========     ===========

Net earnings per share:
   Basic.........................   $       .59     $       .55
                                    ===========     ===========
   Diluted.......................   $       .57     $       .53
                                    ===========     ===========

Weighted average shares
   outstanding:
      Basic......................    29,686,041      29,595,655
                                    ===========     ===========
      Diluted....................    31,071,277      30,657,152
                                    ===========     ===========



                     See accompanying notes.

           SOUTHERN UNION COMPANY AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF OPERATIONS



                                     Nine Months Ended March 31,
                                     ---------------------------
                                         1999           1998
                                     ------------   ------------
                                    (thousands of dollars, except
                                    shares and per share amounts)

Operating revenues................   $   503,543    $   560,377
Gas purchase costs................       292,370        346,775
                                     -----------    -----------
   Operating margin...............       211,173        213,602
Revenue-related taxes.............        27,169         29,873
                                     -----------    -----------
   Net operating margin...........       184,004        183,729

Operating expenses:
   Operating, maintenance and
      general.....................        81,776         79,602
   Depreciation and amortization..        31,449         28,923
   Taxes, other than on income
      and revenues................        10,774         10,331
                                     -----------    -----------
      Total operating expenses....       123,999        118,856
                                     -----------    -----------
      Net operating revenues......        60,005         64,873
                                     -----------    -----------

Other income (expenses):
   Interest.......................       (26,843)       (26,544)
   Dividends on preferred securi-
      ties of subsidiary trust....        (7,110)        (7,110)
   Other, net.....................           311          3,619
                                     -----------    -----------
      Total other expenses, net...       (33,642)       (30,035)
                                     -----------    -----------

      Earnings before income
         taxes....................        26,363         34,838

Federal and state income taxes....        10,413         13,761
                                     -----------    -----------

Net earnings available for common
   stock..........................   $    15,950    $    21,077
                                     ===========    ===========

Net earnings per share:
   Basic..........................   $       .54    $       .73
                                     ===========    ===========
   Diluted........................   $       .51    $       .71
                                     ===========    ===========

Weighted average shares
   outstanding:
      Basic.......................    29,647,698     28,743,424
                                     ===========    ===========
      Diluted.....................    31,020,308     29,844,444
                                     ===========    ===========


                    See accompanying notes.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF OPERATIONS



                                    Twelve Months Ended March 31,
                                    -----------------------------
                                        1999             1998
                                    ------------     ------------
                                    (thousands of dollars, except
                                    shares and per share amounts)

Operating revenues................  $   612,469      $   648,200
Gas purchase costs................      351,174          385,609
                                    -----------      -----------
   Operating margin...............      261,295          262,591
Revenue-related taxes.............       32,183           35,649
                                    -----------      -----------
   Net operating margin...........      229,112          226,942

Operating expenses:
   Operating, maintenance and
      general.....................      109,701          101,910
   Depreciation and amortization..       40,963           37,986
   Taxes, other than on income
      and revenues................       14,649           13,706
                                    -----------      -----------
      Total operating expenses....      165,313          153,602
                                    -----------      -----------
      Net operating revenues......       63,799           73,340
                                    -----------      -----------

Other income (expenses):
   Interest.......................      (35,182)         (34,613)
   Dividends on preferred securi-
      ties of subsidiary trust....       (9,480)          (9,480)
   Write-off of regulatory assets.       (8,163)            --
   Other, net.....................          763              741
                                    -----------      -----------
      Total other expenses, net...      (52,062)         (43,352)
                                    -----------      -----------

      Earnings before income
         taxes....................       11,737           29,988

Federal and state income taxes....        4,636           11,814
                                    -----------      -----------

Net earnings available for common
   stock..........................  $     7,101      $    18,174
                                    ===========      ===========

Net earnings per share:
   Basic..........................  $       .24      $       .63
                                    ===========      ===========
   Diluted........................  $       .23      $       .61
                                    ===========      ===========

Weighted average shares
   outstanding:
      Basic.......................   29,637,869       28,635,171
                                    ===========      ===========
      Diluted.....................   30,953,086       29,734,581
                                    ===========      ===========


                 See accompanying notes.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEET

                           ASSETS



                                    March 31,            June 30,
                            ------------------------
                                1999         1998          1998
                            -----------  -----------  -----------
                                   (unaudited)
                                      (thousands of dollars)

Property, plant and
  equipment:
    Plant in service.....   $1,093,881   $1,033,862   $1,057,675
    Construction work in
      progress...........       13,199        8,064        7,783
                            ----------   ----------   ----------
                             1,107,080    1,041,926    1,065,458
    Less accumulated de-
      preciation and
      amortization.......     (376,629)    (351,084)    (355,430)
                            ----------   ----------   ----------
                               730,451      690,842      710,028
    Additional purchase
      cost assigned to
      utility plant, net.      135,317      136,965      138,381
                            ----------   ----------   ----------

    Net property, plant
      and equipment......      865,768      827,807      848,409
                            ----------   ----------   ----------


Current assets:
  Cash and cash equiva-
    lents................         --            265         --
  Accounts receivable,
    billed and unbilled..      101,553      118,828       53,760
  Inventories, princi-
    pally at average
    cost.................       25,716       17,643       26,160
  Prepayments and other..        2,179        1,613        4,747
                            ----------   ----------   ----------

    Total current assets.      129,448      138,349       84,667

Deferred charges.........       90,218      103,698       94,550

Investment securities....       10,000        5,000        5,000

Real estate..............        9,438        9,762        9,741

Other....................        7,953        5,321        5,397
                            ----------   ----------   ----------



  Total..................   $1,112,825   $1,089,937   $1,047,764
                            ==========   ==========   ==========


                     See accompanying notes.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

               STOCKHOLDERS' EQUITY AND LIABILITIES



                                    March 31,            June 30,
                            ------------------------
                                1999         1998          1998
                            -----------  -----------  -----------
                                   (unaudited)
                                      (thousands of dollars)

Common stockholders'
  equity:
    Common stock, $1 par
      Value; authorized
      50,000,000 shares;
      issued 29,741,197
      shares.............   $   29,741   $   18,848   $   28,252
    Premium on capital
      stock..............      260,167      261,995      252,638
    Less treasury stock,
      at cost............         (794)        (794)        (794)
    Retained earnings....       23,790       25,588       16,738
                            ----------   ----------   ----------

    Total common stock-
      holders' equity....      312,904      305,637      296,834

Company-obligated manda-
  torily redeemable pre-
  ferred securities of
  subsidiary trust
  holding solely subor-
  dinated notes of
  Southern Union.........      100,000      100,000      100,000

Long-term debt and capi-
  tal lease obligation...      411,460      398,217      406,407
                            ----------   ----------   ----------

  Total capitalization...      824,364      803,854      803,241

Current liabilities:
  Long-term debt and
    capital lease obli-
    gation due within
    one year.............        2,033        1,367        1,777
  Notes payable..........       18,603       17,000        1,600
  Accounts payable.......       49,917       61,515       26,570
  Federal, state and
    local taxes..........       28,448       29,890       14,017
  Accrued interest.......        5,256        5,190       12,699
  Customer deposits......       18,352       17,914       17,686
  Deferred gas purchase
    costs................       14,968        2,191       12,257
  Other..................       16,642       21,714       21,095
                            ----------   ----------   ----------

    Total current
      liabilities........      154,219      156,781      107,701
                            ----------   ----------   ----------

Deferred credits and
  other..................       71,763       71,989       74,217
Accumulated deferred
  income taxes...........       62,479       57,313       62,605
Commitments and con-
  tingencies.............         --           --           --
                            ----------   ----------   ----------

  Total..................   $1,112,825   $1,089,937   $1,047,764
                            ==========   ==========   ==========


                    See accompanying notes.

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                 Unrea-
            Common  Premium    Trea-             lized
            Stock,     on      sury             Holding
            $1 Par  Capital   Stock,  Retained   Gain
             Value   Stock    at Cost Earnings  (Loss)   Total
            ------- --------  ------- --------  ------- --------
                       (thousands of dollars)

Balance
 July 1,
 1997...... $17,171 $225,252  $ (794) $ 25,169  $  664  $267,462


 Net earn-
  ings.....    --       --      --      12,229     --     12,229

 5% stock
  dividend.     856   19,802    --     (20,658)    --       --

 Three-for-
  two stock
  split....   9,400   (9,400)   --          (2)    --         (2)

 Issuance
  of stock
  for ac-
  quisi-
  tion.....     756   17,285    --        --       --     18,041

 Unrealized
  holding
  gain or
  loss.....     --      --      --        --      (664)     (664)

 Exercise
  of stock
  options..      69     (301)   --        --       --       (232)
            ------- --------  ------  --------  ------  --------

Balance
 June 30,
 1998......  28,252  252,638    (794)   16,738     --    296,834

 Net earn-
  ings.....     --      --      --      15,950     --     15,950

 5% stock
  dividend.   1,411    7,483    --      (8,898)    --         (4)

 Exercise
  of stock
  options..      78       46    --        --       --        124
            ------- --------  ------  --------  ------  --------

Balance
 March 31,
 1999...... $29,741 $260,167  $ (794) $ 23,790  $  --   $312,904
            ======= ========  ======  ========  ======  ========


                    See accompanying notes.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF CASH FLOWS



                                     Three Months Ended March 31,
                                     ----------------------------
                                         1999            1998
                                     ------------    ------------
                                        (thousands of dollars)

Cash flows from operating
 activities:
  Net earnings....................   $    17,624     $    16,249
  Adjustments to reconcile net
   earnings to net cash flows from
   operating activities:
    Depreciation and amortization.        10,535           9,775
    Deferred income taxes.........         1,133           1,332
    Provision for bad debts.......         1,192           2,259
    Deferral and amortization of
     interest and other expenses..           153            (574)
    Other.........................           358             259
    Changes in assets and liabili-
     ties, net of acquisitions
     and dispositions:
      Accounts receivable, billed
       and unbilled...............          (980)         13,411
      Accounts payable............         1,429         (10,766)
      Taxes and other liabilities.         6,714           1,812
      Customer deposits...........          (311)            394
      Deferred gas purchase costs.        10,554          31,155
      Inventories.................        10,718          20,201
      Other.......................           725           3,090
    Net cash flow from operating
     activities...................        59,844          88,597
Cash flows used in investing
 activities:
  Additions to property, plant
   and equipment..................       (15,433)        (12,653)
  Acquisition of operations, net
   of cash received...............          --             7,247
  Purchase of investment
   securities.....................        (5,000)           --
  Increase (decrease) in customer
   advances.......................           (98)            567
  Increase (decrease) in deferred
   charges and credits............        (1,024)            555
  Other...........................          (233)           (793)
                                     -----------     -----------
   Net cash flows used in
    investing activities..........       (21,788)         (5,077)
                                     -----------     -----------
Cash flows used in financing
 activities:
  Repayment of debt and capital
   lease obligation...............          (477)           (341)
  Net payments under revolving
   credit facility................       (31,400)        (76,800)
  Decrease in cash overdrafts.....        (6,250)         (6,122)
  Other...........................            71               8
                                     -----------     -----------
   Net cash flows used in
    financing activities..........       (38,056)        (83,255)
                                     -----------     -----------
Change in cash and cash
 equivalents......................          --               265
Cash and cash equivalents at
 beginning of period..............          --              --
                                     -----------     -----------
Cash and cash equivalents at end
 of period........................   $      --       $       265
                                     ===========     ===========

Supplemental disclosures of cash
 flow information:
  Cash paid during the period
   for:
    Interest......................   $    15,654     $     15,744
                                     ===========     ============
    Income taxes..................   $         1     $        325
                                     ===========     ============



                     See accompanying notes.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF CASH FLOWS




                                      Nine Months Ended March 31,
                                      ---------------------------
                                         1999            1998
                                      ------------   ------------
                                        (thousands of dollars)

Cash flows from operating
 activities:
  Net earnings....................   $    15,950     $    21,077
  Adjustments to reconcile net
   earnings to net cash flows
   from operating activities:
    Depreciation and amortization.        31,449          28,923
    Deferred income taxes.........          (127)          1,071
    Provision for bad debts.......         2,371           4,311
    Deferral and amortization of
     interest and other expenses..           517          (1,246)
    Gain on sale of investment
     securities...................          --            (1,088)
    Other.........................         1,069             759
    Changes in assets and liabil-
     ities, net of acquisitions
     and dispositions:
      Accounts receivable, billed
       and unbilled...............       (50,165)        (63,787)
      Accounts payable............        23,368          27,739
      Taxes and other liabilities.         6,989           8,511
      Customer deposits...........           665             429
      Deferred gas purchase costs.         2,710          (1,374)
      Inventories.................           445           4,157
      Other.......................         1,393           3,177
                                     -----------     -----------
    Net cash flow from operating
     activities...................        36,634          32,659
                                     -----------     -----------
Cash flows used in investing
 activities:
  Additions to property, plant
   and equipment..................       (50,398)        (51,828)
  Acquisition of operations, net
   of cash received...............          --             6,502
  Purchase of investment
   securities.....................        (5,000)         (5,000)
  Proceeds from sale of
   investment securities..........          --             6,531
  Net change in customer advances.         1,610           2,823
  Net change in deferred charges
   and credits....................            71          (3,195)
  Other...........................         1,518          (1,296)
                                     -----------     -----------
   Net cash flows used in
    investing activities..........       (52,199)        (45,463)
                                     -----------     -----------
Cash flows from financing
 activities:
  Repayment of debt and capital
   lease obligation...............        (1,516)           (821)
  Net borrowings under revolving
   credit facility................        17,003          15,400
  Decrease in cash overdrafts.....           (19)         (1,567)
  Other...........................            97              57
                                     -----------     -----------
   Net cash flows from financing
    activities....................        15,565          13,069
                                     -----------     -----------
Change in cash and cash
 equivalents......................          --               265
Cash and cash equivalents at
 beginning of period..............          --              --
                                     -----------     -----------
Cash and cash equivalents at end
 of period........................   $      --       $       265
                                     ===========     ===========

Supplemental disclosures of cash
 flow information:
  Cash paid (refunded) during
   the period for:
    Interest......................   $    33,434     $    33,317
                                     ===========     ===========
    Income taxes..................   $      (933)    $     2,075
                                     ===========     ===========



                    See accompanying notes.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF CASH FLOWS


                                    Twelve Months Ended March 31,
                                    -----------------------------
                                       1999              1998
                                    ------------     ------------
                                        (thousands of dollars)

Cash flows from operating
 activities:
  Net earnings....................  $     7,101      $    18,174
  Adjustments to reconcile net
   earnings to net cash flows
   from operating activities:
    Depreciation and amortization.       40,963           37,986
    Deferred income taxes.........        5,165            2,359
    Provision for bad debts.......        3,521            5,631
    Deferral and amortization of
     interest and other expenses..           92             (694)
    Write-off of regulatory
     assets.......................        8,163             --
    Gain on sale of investment
     securities...................         --             (1,088)
    Other.........................        1,760            1,139
    Changes in assets and liabil-
     ities, net of acquisitions
     and dispositions:
      Accounts receivable, billed
       and unbilled...............       13,754           (6,409)
      Accounts payable............      (11,437)           7,683
      Taxes and other liabilities.       (1,376)           2,332
      Customer deposits...........          437              104
      Deferred gas purchase costs.       12,777            8,802
      Inventories.................       (8,073)          (3,286)
      Other.......................         (615)           2,526
                                    -----------      -----------
    Net cash flow from operating
     activities...................       72,232           75,259
                                    -----------      -----------
Cash flows used in investing
 activities:
  Additions to property, plant
   and equipment..................      (75,588)         (73,738)
  Acquisition of operations, net
   of cash received...............         --              5,803
  Purchase of investment
   securities.....................       (5,000)          (5,000)
  Proceeds from sale of invest-
   ment securities................         --              9,547
  Increase in customer advances...        2,349            3,537
  Deferred charges and credits....        1,480          (10,050)
  Proceeds from sale of distribu-
   tion and transmission
   properties.....................         --              1,130
  Other...........................        4,389           (2,430)
                                    -----------      -----------
    Net cash flows used in
     investing activities.........      (72,370)         (71,201)
                                    -----------      -----------
Cash flows used in financing
 activities:
  Repayment of debt and capital
   lease obligation...............       (2,004)          (1,009)
  Net borrowings (payments)
   under revolving credit
   facility.......................        1,603           (3,800)
  Increase in cash overdraft......          603             --
  Other...........................         (329)             117
                                    -----------      -----------
    Net cash flows used in
     financing activities.........         (127)          (4,692)
                                    -----------      -----------
Change in cash and cash
 equivalents......................         (265)            (634)
Cash and cash equivalents at
 beginning of period..............          265              899
                                    -----------      -----------
Cash and cash equivalents at
 end of period....................  $      --        $       265
                                    ===========      ===========

Supplemental disclosures of cash
 flow information:
  Cash paid during the period
   for:
    Interest......................  $    34,114      $    33,496
                                    ===========      ===========
    Income taxes..................  $     1,503      $     5,845
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

NEW ACCOUNTING PRONOUNCEMENT NOT YET ADOPTED

In June 1998, the Financial Accounting Standards Board issued Accounting for Derivative Instruments and Hedging Activities,
------------------------------------------------------------
which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immedi-ately recognized in earnings. The Company has not yet determined what the effect of this statement will have on the earnings and financial position of the Company.

ACQUISITION ACTIVITIES

Southwest Gas Corporation  On February 1, 1999, the Company sub-
-------------------------
mitted a proposal to the Board of Directors of Southwest Gas Cor-poration (Southwest Gas) to acquire all of Southwest Gas' outstanding common stock for $32.00 per share. Southwest Gas then had a pending merger agreement with ONEOK, Inc. ("ONEOK") at $28.50 per share. On February 22, 1999, Southern Union and Southwest Gas both publicly announced Southern Union's proposal, after the Southwest Gas Board of Directors determined that Southern Union's proposal was a Superior Proposal (as defined in the Southwest Gas merger agreement with ONEOK). On April 25, 1999, Southwest Gas' Board of Directors rejected Southern
Union's $32.00 per share offer and accepted an amended offer of $30.00 per share from ONEOK. On April 27, 1999, Southern Union increased its offer to $33.50 per share and agreed to pay interest which, together with dividends, would provide Southwest Gas shareholders with a 6% annual rate of return on its $33.50 offer, commencing February 15, 2000, until closing. Southern Union's revised proposal has also been rejected by the Southwest Gas Board of Directors. Presently, Southern Union, Southwest
Gas and ONEOK are parties to litigation to determine the scope of Southern Union's permitted activities with respect to its effort to acquire Southwest Gas securities. In one such pro-ceeding brought by ONEOK, the Company is the subject of a preliminary injunction with respect to its compliance with the standstill provisions of its February 21, 1999 confidentiality letter agreement with Southwest Gas. Southern Union intends to appeal that decision and to continue to evaluate its legal alternatives with respect to the acquisition of Southwest Gas securities and related proceedings.

Atlantic Utilities  Effective December 31, 1997, the Company ac-
------------------
quired Atlantic Utilities Corporation and Subsidiaries (Atlantic) for 755,650 pre-split and pre-stock dividend shares of common stock valued at $18,041,000 and cash of $4,436,000. Atlantic is operated as South Florida Natural Gas, a natural gas division of Southern Union, and Atlantic Gas Corporation, a propane subsidi ary of the Company. Atlantic's results of operations have been included in the Company's statements of consolidated operations and cash flows since January 1, 1998. On the date of acquisi-tion, Atlantic had $11,683,000 of cash and cash equivalents. The acquisition was accounted for using the purchase method. The additional purchase cost assigned to utility plant of approxi-mately $10,000,000 reflects the excess of the purchase price over the historical book carrying value of the net assets acquired. The additional purchase cost is amortized on a straight-line basis over forty years.

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

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

EARNINGS PER SHARE

Average shares outstanding for basic earnings per share were 29,686,041 and 29,595,655 for the three-month period ended
March 31, 1999 and 1998, respectively, 29,647,698 and 28,743,424 for the nine-month period ended March 31, 1999 and 1998, respectively, and 29,637,869 and 28,635,171 for the twelve-month period ended March 31, 1999 and 1998, respectively. Diluted earnings per share includes average shares outstanding as well as common stock equivalents from stock options and warrants. During the three-, nine- and twelve-month periods ended March 31, 1999 and 1998, no adjustments were required in net earnings available for common stock for the earnings per share calculations. Common stock equivalents were 1,385,236 and 1,061,497 for the three-month period ended March 31, 1999 and 1998, respectively, 1,372,610 and 1,101,020 for the nine-month period ended March 31, 1999 and 1998, respectively, and 1,315,217 and 1,099,410 for the twelve-month period ended March 31, 1999 and 1998, respectively.

INVESTMENT SECURITIES

At March 31, 1999, all securities owned by the Company are accounted for under the cost method. These securities consist of preferred stock in a non-public company. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations when incurred, and dividends are recognized as income when received.

PREFERRED SECURITIES OF SUBSIDIARY TRUST

On May 17, 1995, Southern Union Financing I (Subsidiary Trust), a consolidated wholly-owned subsidiary of Southern Union, issued $100,000,000 of 9.48% Trust Originated Preferred Securities (Pre-ferred Securities). In connection with the Subsidiary Trust's issuance of the Preferred Securities and the related purchase by Southern Union of all of the Subsidiary Trust's common securities (Common Securities), Southern Union issued to the Subsidiary Trust $103,092,800 principal amount of its 9.48% Subordinated De-ferrable Interest Notes, due 2025 (Subordinated Notes). The sole assets of the Subsidiary Trust are the Subordinated Notes. The interest and other payment dates on the Subordinated Notes corre-spond to the distribution and other payment dates on the Pre-ferred Securities and the Common Securities. Under certain circumstances, the Subordinated Notes may be distributed to holders of the Preferred Securities and holders of the Common Se-curities in liquidation of the Subsidiary Trust. The Subordi-nated Notes are redeemable at the option of the Company on or after May 17, 2000, at a redemption price of $25 per Subordinated Note plus accrued and unpaid interest. The Preferred Securities and the Common Securities will be redeemed on a pro rata basis to the same extent as the Subordinated Notes are repaid, at $25 per Preferred Security and Common Security plus accumulated and unpaid distributions. Southern Union's obligations under the Subordinated Notes and related agreements, taken together, con-stitute a full and unconditional guarantee by Southern Union of payments due on the Preferred Securities. As of March 31, 1999 and 1998, 4,000,000 shares of Preferred Securities were out-standing.

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



DEBT AND CAPITAL LEASE

                                          March 31,     June 30,
                                            1999          1998
                                          ---------     --------
                                          (thousands of dollars)

7.60% Senior Notes due 2024.............  $384,515      $384,515
Other...................................    28,978        23,669
                                          --------      --------
Total debt and capital lease............   413,493       408,184
  Less current portion..................    (2,033)       (1,777)
                                          --------      --------
Total long-term debt and capital lease..  $411,460      $406,407
                                          ========      ========

The Company has availability under two revolving credit facili-ties (the "Revolving Credit Facilities") underwritten by a syndi-cate of banks. Of the Revolving Credit Facilities, $40,000,000 is a short-term facility which expires June 30, 1999, while $60,000,000 is a long-term facility which expires June 30, 2001. The Company has additional availability under uncommitted line of credit facilities (Uncommitted Facilities) with various banks. Covenants under the Revolving Credit Facilities allow for up to $35,000,000 of borrowings under Uncommitted Facilities at any one time. Borrowings under the facilities are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. Amounts outstanding under these facilities at March 31, 1999 and April 30, 1999 were $18,603,000 and $3,000, respectively.

Capital Lease  The Company completed the installation of an Auto-
-------------
mated Meter Reading (AMR) system at MGE during the first quarter of fiscal year 1999. The installation of the AMR system involved an investment of approximately $30,000,000 which is accounted for as a capital lease obligation. As of March 31, 1999, the capital lease obligation outstanding was $27,324,000.

UTILITY REGULATION AND RATES

Under the order of the Federal Energy Regulatory Commission, a major supplier of gas to MGE is allowed recovery of certain unrecovered deferred gas costs with a remaining balance of $1,175,000 at March 31, 1999. MGE is allowed to recover these costs from its customers through a purchase gas adjustment mechanism approved by the MPSC. The receivable and liability associated with these costs have been recorded as a deferred charge and a deferred credit, respectively, on the consolidated balance sheet as of March 31, 1999 and 1998.

On May 21, 1998, Southern Union Gas filed with the Railroad Com-mission of Texas (Commission) an appeal of the city of El Paso's actions to reduce the Company's rates and require a one-time cost of gas refund. The Company requested a $1,964,000 base rate increase and a finding that no cost of gas refund was warranted. On December 21, 1998, the Commission issued its order imple-menting an $884,000 one-time cost of gas refund and a $99,000 base rate reduction.

On August 21, 1998, MGE was notified by the MPSC of its decision to grant a $13,300,000 rate increase which also disallowed cer-tain previously recorded deferred costs, in which MGE requested a rehearing on significant portions of these disallowances. On December 8, 1998, the MPSC denied rehearing requests made by all parties other than MGE and granted a portion of MGE's rehearing request. The MPSC will conduct further proceedings to take addi-tional evidence on those matters for which it granted MGE a rehearing. If the MPSC adopts MGE's positions on rehearing, then MGE would be authorized an additional base revenue increase in the amount of approximately $2,200,000 (from the $13,300,000 initially authorized in its August 21, 1998 order to $15,500,000). The MPSC's orders may be subject to judicial review and although certain parties may argue for a reduction in MGE's authorized base revenue increase on judicial review, MGE expects such arguments to be unsuccessful.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

CONTINGENCIES

Southern Union and Western Resources entered into an Environmen-tal Liability Agreement (Environmental Liability Agreement) at the closing of the Missouri Acquisition. Subject to the accuracy of certain representations made by Western Resources in the Missouri Asset Purchase Agreement, the Environmental Liability Agreement provides for a tiered approach to the allocation of substantially all liabilities under environmental laws that may exist or arise with respect to MGE. At the present time and based upon information available to management, the Company be-lieves that the costs of any remediation efforts that may be required for these sites for which it may ultimately have respon-sibility will not exceed the aggregate amount subject to substan-tial sharing by Western Resources.

In addition to the various MGE sites described above, the Company is investigating the possibility that the Company or predecessor companies may have been associated with Manufactured Gas Plant
(MGP) sites in other of its former service territories, princi-pally in Arizona and New Mexico, and present service territories in Texas. At the present time, the Company is aware of certain plant sites in some of these areas and is investigating those and certain other locations.

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

In August 1998, a jury in Edinburg, Texas concluded deliberations on the City of Edinburg's franchise fee lawsuit against PG&E Gas Transmission, Texas Corporation (formerly Valero Energy Corpora-tion (Valero)) and a number of its subsidiaries, as well as former Valero subsidiary Rio Grande Valley Gas Company (RGV) and RGV's successor company, Southern Union Company. The case, based upon events that occurred between 1985-1987, centers on specific contractual language in the 1985 franchise agreement between RGV and the City of Edinburg. Southern Union purchased RGV from Valero in October 1993. The jury awarded the plaintiff damages, against all defendants under several largely overlapping but mutually exclusive claims, totaling approximately $13,000,000. The trial judge subsequently reduced the award to approximately $700,000 against Southern Union and $7,800,000 against Valero and Southern Union together. The Company is pursuing reversal on appeal. The Company believes it will ultimately prevail and thus has not provided for any loss relative to this matter in its fi-nancial statements. Furthermore, the Company has not determined what impact, if any, this jury decision may have on other city franchises in Texas.

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

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The Company's principal line of business is the distribution of natural gas as a public utility through Southern Union Gas, Missouri Gas Energy (MGE), and Atlantic Utilities, doing business as South Florida Natural Gas (SFNG), each of which is a division of the Company. In addition, subsidiaries of Southern Union have been established to support and expand natural gas sales and to capitalize on the Company's gas energy expertise. These subsidi-ries operate natural gas pipeline systems, market natural gas to end-users and distribute propane. By providing "one-stop shopping," the Company can serve its various customers' specific energy needs, which encompass substantially all of the natural gas distribution and sales businesses from natural gas sales to specialized energy consulting services. Certain subsidiaries own or hold interests in real estate and other assets, which are pri-marily used in the Company's utility business.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 and 1998
------------------------------------------

The Company recorded net earnings available for common stock of $17,624,000 for the three-month period ended March 31, 1999 compared with net earnings of $16,249,000 for the same period in 1998. Earnings per diluted share, based on weighted average common and common share equivalents outstanding during the period were $.57 in 1999 compared with earnings per diluted share of $.53 in 1998.

Operating revenues were $251,863,000 for the three-month period ended March 31, 1999, compared with operating revenues of $265,176,000 in 1998. Gas purchase costs for the three-month period ended March 31, 1999 were $153,757,000, compared with $170,500,000 in 1998. The Company's operating revenues are affected by the level of sales volumes and by the pass-through of increases or decreases in the Company's gas purchase costs through its purchased gas adjustment clauses. Additionally, revenues are affected by increases or decreases in gross receipts taxes (revenue-related taxes) which are levied on sales revenue as collected from customers and remitted to the various taxing authorities. The decrease in both operating revenues and gas purchase costs between periods was primarily the result of a 7% decrease in the average cost of gas from $3.59 per Mcf in 1998 to $3.33 per Mcf in 1999. Changes in the average cost of gas result from seasonal impacts on demands for natural gas and the ensuing competitive pricing within the industry. Additionally, operating revenues and gas purchase costs were affected by a 2% decrease in gas sales volume to 46,068 MMcf in 1999 from 47,077 MMcf in 1998. The decrease in sales volumes was due to significantly warmer weather primarily in the Texas service areas during the three-month period ended March 31, 1999. Slightly offsetting these factors was a $13,300,000 annual increase to revenues in the Missouri service territories granted by the Missouri Public Ser-vice Commission (MPSC) effective as of September 2, 1998. The impact from this rate order was marginal as it is earned volu-metrically and therefore was affected by the unusually warm weather.

Weather for MGE's service territories was 87% of a 30-year measure for the three-month period ended March 31, 1999, compared with 85% in 1998. Southern Union Gas service territories experi-enced weather that was 65% of a 30-year measure in 1999, compared with 84% in 1998. About half of the customers served by Southern Union Gas are weather normalized.

Net operating margin (operating margin less revenue-related taxes) increased $4,183,000 to $83,619,000 for the three-month period ended March 31, 1999 compared with the same period in 1998. Net operating margin increased

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



primarily due to a $13,300,000 annual increase to revenues in the Missouri service territories granted by the MPSC effective as of September 2, 1998.

Operating expenses, which include operating, maintenance and general expenses, depreciation and amortization and taxes, other than on income and revenues, were $42,972,000 for the three-month period ended March 31, 1999, an increase of $476,000, compared with $42,496,000 in 1998. The increase is primarily a result of an increase in depreciation and amortization and an increase in property taxes pursuant to the September 2, 1998 Missouri rate order, discussed above, which included certain costs into rate base that had been previously deferred.

Interest expense was $8,962,000 for the three-month period ended
March 31, 1999, compared with $8,970,000 in 1998.  See "Debt and
Capital Lease" in the Notes to the Consolidated Financial State-ments included herein.

Other expense of $252,000 for the three-month period ended
March 31, 1999 primarily consisted of net expense of $153,000 related to the amortization and current deferral of interest and other expenses associated with the MGE Safety Program. Other income of $1,257,000 for the three-month period ended March 31, 1998 primarily consisted of $526,000 related to the deferral of interest and other expenses associated with the MGE Safety Pro-gram and net rental income from Lavaca Realty Company (Lavaca Realty), the Company's real estate subsidiary, of $269,000.

The Company's consolidated federal and state effective income tax rate was 39% for the three-month periods ended March 31, 1999 and 1998.

Nine Months Ended March 31, 1999 and 1998
-----------------------------------------

The Company recorded net earnings available for common stock of $15,950,000 for the nine-month period ended March 31, 1999, com-pared with net earnings of $21,077,000 for the same period in 1998. Earnings per diluted share, based on weighted average common and common share equivalents outstanding during the period, were $.51 in 1999 compared with earnings per diluted share of $.71 in 1998. Weighted average common and common share equivalents increased 4% during 1999 compared with 1998 due to the issuance of 755,650 pre-split and pre-stock dividend shares of the Company's common stock on December 31, 1997 in connection with the acquisition of Atlantic Utilities Corporation and Sub-sidiaries (Atlantic Utilities) in Florida.

Operating revenues were $503,543,000 for the nine-month period ended March 31, 1999, compared with operating revenues of $560,377,000 in 1998. Gas purchase costs for the nine-month period ended March 31, 1999 were $292,370,000 compared with $346,775,000 in 1998. The decrease in both operating revenues and gas purchase costs between periods was the result of an 8% decrease in the average cost of gas from $3.56 in 1998 to $3.26 per Mcf in 1999, due to changes in average spot market gas prices. Additionally, operating revenues and gas purchase costs were affected by an 8% decrease in gas sales volume to 88,940 MMcf in 1999 from 96,672 MMcf in 1998. The decrease in sales volumes was due to significantly warmer weather in the Missouri and Texas service areas during the nine-month period ended
March 31, 1999. The decrease in operating revenues was partially offset by a $13,300,000 annual increase to revenues granted to MGE, effective as of September 2, 1998. The impact from this rate order was marginal as it is earned volumetrically and, therefore, was affected by the unusually warm weather.

MGE's service territories experienced weather which was 84% of a 30-year measure for the nine months ended March 31, 1999 compared with 91% in 1998. Weather for Southern Union Gas service terri-tories for the nine-month period ended March 31, 1999 was 73% of a 30-year measure compared with 97% in 1998.

Net operating margin increased $275,000 to $184,004,000 for the nine-month period ended March 31, 1999 compared with the same period in 1998. Net operating margin increased primarily due to a $13,300,000 annual increase

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



to revenues in the Missouri service territories granted by the MPSC effective as of September 2, 1998 which was partially offset by reduced gas sales volumes as a result of significantly warmer weather, previously discussed.

Operating expenses were $123,999,000 for the nine-month period ended March 31, 1999, an increase of $5,143,000, compared with $118,856,000 in 1998. The increase is primarily the result of an increase in depreciation and amortization and property taxes as a result of including certain costs into rate base that had been previously deferred. Also contributing to the increase was the inclusion of Atlantic Utilities, which was acquired effective December 31, 1997, as well as increased legal fees and assess-ments associated with certain claims and litigation.

Interest expense was $26,843,000 for the nine-month period ended March 31, 1999, compared with $26,544,000 in 1998. The increase is primarily due to the addition of a capital lease obligation for the installation of an Automated Meter Reading (AMR) system at MGE. See "Debt and Capital Lease" in the Notes to the Consolidated Financial Statements included herein.

Other income for the nine-month period ended March 31, 1999 was $311,000 compared with $3,619,000 in 1998. Other income for the nine-month period ended March 31, 1999 included net rental income from Lavaca Realty of $935,000, which was partially offset by net expense of $517,000 related to the amortization and current deferral of interest and other expenses associated with the MGE Safety Program. Other income for the nine-month period ended March 31, 1998 included $1,246,000 related to the deferral of interest and other expenses associated with the MGE Safety Pro-gram, realized gains on the sale of investment securities of $1,088,000 and net rental income from Lavaca Realty of $756,000.

The Company's consolidated federal and state effective income tax rate was and 39% for the nine-month periods ended March 31, 1999 and 1998, respectively.

Twelve Months Ended March 31, 1999 and 1998
-------------------------------------------

The Company recorded net earnings available for common stock of $7,101,000 for the twelve-month period ended March 31, 1999 com-pared with net earnings of $18,174,000 in 1998. Earnings per diluted share based on weighted average common and common share equivalents outstanding during the period were $.23 in 1999 compared with earnings per diluted share of $.61 in 1998. Weighted average common and common share equivalents increased 4% during the twelve-month period ended March 31, 1999 compared with 1998 due to the issuance of common stock in the acquisition of Atlantic Utilities, previously discussed.

During fiscal year 1998, the Company was impacted by pre-tax non-cash write-offs totaling $8,163,000 of previously recorded regu-latory assets. On August 18, 1998, the Missouri Court of Appeals denied the previously disclosed appeal by the Company of the MPSC's January 1997 Rate Order granted to MGE. Because of this decision, the Company recorded a one-time non-cash write-off of $5,942,000 of deferred costs recorded since 1994. On August 21, 1998, the MPSC also granted MGE a rate increase which, among other things, disallowed certain previously recorded deferred costs requiring an additional pre-tax non-cash write-off of $2,221,000. See "Write-Off of Regulatory Assets" and "Contingencies" in the Notes to the Consolidated Financial Statements included herein.

Operating revenues were $612,469,000 for the twelve-month period ended March 31, 1999, compared with operating revenues of $648,200,000 in 1998. Gas purchase costs for the twelve-month period ended March 31, 1999 were $351,174,000, compared with gas purchase costs of $385,609,000 in 1998. The decrease in both operating revenues and gas purchase costs between periods was primarily the result of a 5% decrease in gas sales volume to 108,113 MMcf in 1999 from 114,063 MMcf in 1998. The decrease in sales volumes was due to significantly warmer weather in the Missouri and Texas service areas during the twelve-month period ended March 31, 1999. Additionally, operating revenues and gas purchase costs were affected by a 4% decrease in the average cost of gas from $3.35

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



per Mcf in 1998 to $3.23 per Mcf in 1999, due to changes in average spot market gas prices. The decrease in operating revenues was partially offset by a $13,300,000 annual increase to revenues granted to MGE, effective as of September 2, 1998. The impact from this rate increase was marginal as it is earned volumetrically and, therefore, was also affected by the unusually warm weather.

MGE's service territories experienced weather that was 84% of the 30-year measure for the twelve-month period ended March 31, 1999 compared with 95% in 1998. Weather for Southern Union Gas ser-vice territories for the twelve-month period ended March 31, 1999 was 75% of a 30-year measure compared with 103% in 1998.

Net operating margin increased $2,170,000 to $229,112,000 for the twelve-month period ended March 31, 1999 compared with the same period in 1998. Net operating margin increased primarily due to a $13,300,000 annual increase to revenues in the Missouri service territories granted by the MPSC effective as of September 2, 1998 which was partially offset by reduced gas sales volumes as a result of significantly warmer weather as previously discussed.

Operating expenses were $165,313,000 for the twelve-month period ended March 31, 1999, an increase of $11,711,000, compared with operating expenses of $153,602,000 in 1998. The increase is a result of increased legal fees and expenses associated with various claims and litigation, increased employee benefits costs, increased general and administrative costs, the inclusion of operating expenses for Atlantic Utilities, acquired effective December 31, 1997, as well as acquired and expanded propane activities. Also contributing to the increase was an increase in depreciation and amortization and property taxes as a result of including certain costs into rate base that had been previously deferred.

Interest expense was $35,182,000 for the twelve-month period ended March 31, 1999, compared with $34,613,000 in 1998. The increase is primarily due to the addition of a capital lease obligation for the installation of an AMR system at MGE, previously discussed. See "Debt and Capital Lease" in the Notes to the Consolidated Financial Statements included herein.

Other income for the twelve-month period ended March 31, 1999 was $763,000 compared with $741,000 in 1998. Other income for the twelve-month period ended March 31, 1999 included $1,298,000 in net rental income from Lavaca Realty. Other income for the twelve-month period ended March 31, 1998 included $1,088,000 in realized gains on the sale of investment securities, net rental income from Lavaca Realty of $1,017,000 and $694,000 related to the deferral of interest and other expenses associated with the MGE Safety Program. This was partially offset by $2,150,000 for the settlement of certain billing errors at MGE.

The Company's consolidated federal and state effective income tax rate was 39% for the twelve-month periods ended March 31, 1999 and 1998.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following table sets forth certain information regarding the Company's gas utility operations for the three- and twelve-month periods ended March 31, 1999 and 1998:

                     Three Months              Twelve Months
                    Ended March 31,           Ended March 31,
                    1999        1998         1999        1998
                 ----------  ----------   ----------  ----------

Average number
 of gas sales
 customers
 served:
  Residential..     906,268     896,600      892,196     877,103
  Commercial...      91,432      91,152       88,308      86,941
  Industrial
   and irriga-
   tion........         572         560          569         569
  Pipeline and
   marketing...         237         226          233         223
  Public
   authorities
   and other...       2,887       2,841        2,841       2,743
                 ----------  ----------   ----------  ----------
    Total
     average
     customers
     served....   1,001,396     991,379      984,147     967,579
                 ==========  ==========   ==========  ==========

Gas sales in
 millions of
 cubic feet
 (MMcf):
  Residential..      30,156      31,393       57,438      64,833
  Commercial...      12,415      12,820       25,624      28,277
  Industrial
   and irriga-
   tion........         394         504        1,520       1,658
  Pipeline and
   marketing...       5,807       5,113       20,338      16,707
  Public
   authorities
   and other...       1,076       1,280        2,322       2,714
                 ----------  ----------   ----------  ----------
    Gas sales
     billed....      49,848      51,110      107,242     114,189
   Net change
    in unbilled
    gas sales..      (3,780)     (4,033)         871        (126)
                 ----------  ----------   ----------  ----------
     Total gas
      sales....      46,068      47,077      108,113     114,063
                 ==========  ==========   ==========  ==========

Gas sales reve-
 nues (thou-
 sands of
 dollars):
  Residential..  $  172,746  $  182,328   $  368,947  $  398,140
  Commercial...      68,446      72,750      141,510     153,824
  Industrial
   and irriga-
   tion........       1,913       2,484        6,800       7,736
  Pipeline and
   marketing...      13,232      12,025       47,714      39,484
  Public
   authorities
   and other...       3,932       4,918        8,818      11,160
                 ----------  ----------   ----------  ----------
    Gas sales
     revenues
     billed....     260,269     274,505      573,789     610,344
  Net change in
   unbilled gas
   sales reve-
   nues........     (19,390)    (21,417)       4,261       1,212
                 ----------  ----------   ----------  ----------
    Total gas
     sales
     revenues..  $  240,879  $  253,088   $  578,050  $  611,556
                 ==========  ==========   ==========  ==========

Gas sales
 margin (thou-
 sands of
 dollars)......      73,169      68,801      197,143     193,469
                 ==========  ==========   ==========  ==========

Gas sales
 revenue per
 thousand
 cubic feet
 (Mcf) billed:
  Residential..  $    5.728  $    5.808   $    6.423  $    6.141
  Commercial...       5.513       5.675        5.523       5.440
  Industrial
   and irriga-
   tion........       4.858       4.929        4.473       4.666
  Pipeline and
   marketing...       2.279       2.352        2.346       2.363
  Public
   authorities
   and other...       3.654       3.842        3.798       4.112

Weather:
 Degree days:
  Southern
   Union Gas
   service
   territories.         800       1,055        1,609       2,131
  Missouri Gas
   Energy ser-
   vice terri-
   tories......       2,429       2,388        4,418       4,982
 Percent of
  normal, based
  on 30-year
  measure:
   Southern
    Union Gas
    service
    terri-
    tories.....         65%         84%          75%        103%
   Missouri Gas
    Energy ser-
    vice terri-
    tories.....         87%         85%          84%         95%

Gas transported
 in millions of
 cubic feet
 (MMcf)........      16,700      15,231       55,314      63,446
Gas transporta-
 tion revenues
 (thousands of
 dollars)......  $    6,351  $    6,221   $   19,963  $   20,066

-------------------

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

The principal source of funds during the three-month period ended March 31, 1999 included $59,844,000 in cash flow from operations. This source provided funds for additions to property, plant and equipment of $15,433,000, $5,000,000 for the purchase of invest-ment securities and $31,400,000 in net repayments under the Company's revolving credit facility.

The principal sources of funds during the nine-month period ended March 31, 1999 included $36,634,000 in cash flow from operations and $17,003,000 from the Company's revolving and uncommitted credit facilities. These sources provided funds for additions to property, plant and equipment of $50,398,000 and $5,000,000 for the purchase of investment securities.

The effective interest rate under the Company's current debt structure is 7.67% (including interest and the amortization of debt issuance costs and redemption premiums on refinanced debt).

The Company has availability under two revolving credit facili-ties (the "Revolving Credit Facilities") underwritten by a syndi-cate of banks. Of the Revolving Credit Facilities, $40,000,000 is a short-term facility which expires June 30, 1999, while $60,000,000 is a long-term facility which expires June 30, 2001. The Company has additional availability under uncommitted line of credit facilities (Uncommitted Facilities) with various banks. Covenants under the Revolving Credit Facilities allow for up to $35,000,000 of borrowings under Uncommitted Facilities at any one time. Borrowings under the facilities are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. Amounts outstanding under these facilities at March 31, 1999 and April 30, 1999 were $18,603,000 and $3,000, respectively.

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

Management's plan addressing the impact of the Year 2000 issue on the Company focuses on the following areas: application systems, process control systems (embedded chips), technology infrastruc-ture, physical infrastructure, and third party business partners and suppliers with which the Company has significant relation-ships. Management's analysis and review of these areas is com-prised primarily of five phases: developing an inventory of hardware, software and embedded chips; assessing the degree to which each area is currently Year 2000 ready; performing renova-tions and repairs as needed to attain Year 2000 readiness; testing to ensure Year 2000 readiness; and developing a contin-gency plan if repair and renovation efforts are either unsuc-cessful or untimely.

Management has completed the inventory phase and has substan-tially completed the assessment phase regarding application systems, process control systems and technology infrastructure, and is performing renovations, repairs and testing in each of these categories. The review of physical infrastructure and critical business partners, gas

           SOUTHERN UNION COMPANY AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



transporters and suppliers is in the assessment stage. The Com-pany's inventory efforts were completed prior to the end of calendar year 1998. The Company's assessment, renovation and repair efforts are substantially complete. The testing of affected areas will continue through calendar year 1999. Costs incurred to date have primarily consisted of labor from the redeployment of existing information technology, legal and operational resources. The Company expects to spend approxi-mately $6,500,000 for these Year 2000 readiness efforts. Included in this estimate are equipment leasing expenses that will be incurred over the life of the equipment. To the extent that such costs are incurred in Year 2000 readiness efforts, the Company will attempt recovery for such costs through regulatory relief.

During the past several years the Company has replaced most of its financial and operating software programs. In addition, the Company is currently in the process of replacing those remaining programs to be able to be Year 2000 ready. These new programs have significantly reduced the costs the Company expects to incur to become Year 2000 ready. Additionally, the Company has formed a planning team to develop a contingency plan in the event that supplier or internal operational failures do occur. The costs associated with this effort are being evaluated and cannot yet be determined. Although the Company does not presently anticipate a material business interruption as a result of the Year 2000, the worst case scenario if all of the Company's Year 2000 efforts failed, including the failure of third party providers to deliver services, could result in daily lost revenues of approximately $3,200,000. This estimate is based on historical revenues recog-nized in the months of January, February and March.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements that are based on current ex-pectations, estimates and projections about the industry in which the Company operates, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guar-antees of future performance and involve certain risks, uncer-tainties and assumptions, which are difficult to predict and many of which are outside the Company's control. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to put undue reliance on such forward-looking statements. Stockholders may review the Company's reports filed in the future with the Securities and Exchange Commission for more current descriptions of developments that could cause actual results to differ materially from such forward-looking statements.

Factors that could cause or contribute to actual results dif-fering materially from such forward-looking statements include the following: cost of gas; gas sales volumes; weather condi-tions in the Company's service territories; the achievement of operating efficiencies and the purchases and implementation of new technologies for attaining such efficiencies; impact of rela-tions with labor unions of bargaining-unit employees; the receipt of timely and adequate rate relief; the outcome of pending and future litigation; governmental regulations and proceedings affecting or involving the Company; and the nature and impact of any extraordinary transactions such as any acquisition or divestiture of a business unit or any assets. These are repre-sentative of the factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions, and general economic conditions, including interest rate fluctua tions, federal, state and local laws and regulations affecting the retail gas industry or the energy industry generally, and other factors.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             SOUTHERN UNION COMPANY
                             ----------------------
                                  (Registrant)






Date    May 17, 1999         By  RONALD J. ENDRES
      ----------------           -------------------------------
                                 Ronald J. Endres
                                 Executive Vice President and
                                   Chief Financial Officer





Date    May 17, 1999         By  DAVID J. KVAPIL
      ----------------           -------------------------------
                                 David J. Kvapil
                                 Senior Vice President and
                                   Corporate Controller
                                 (Principal Accounting Officer)