Form 10-K/A
period 1998-06-30
SOUTHERN UNION CO
filed 1999-06-28
CIK 203248

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 14, 1998, was $212,299,975. The number of shares of the registrant's Common
Stock outstanding on September 14, 1998 was 28,210,385.

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

=================================================================

                         EXHIBIT INDEX



Exhibit
  No.                          Description
-------    ------------------------------------------------------

  28.1 Financial Statements and Supplemental Schedules required by Form 11-K for the Southern Union Savings
           Plan for the fiscal year ended December 31, 1998*.


---------------------

*The financial statements and supplemental schedules of the Southern Union Savings Plan have been filed in paper.

                         SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.








Dated:  June 28, 1999         SOUTHERN UNION COMPANY

                              By:  DAVID J. KVAPIL
                                   ---------------
                                   David J. Kvapil
                                   Senior Vice President and
                                     Corporate Controller
                                   (Principal Accounting Officer)