Form 10-K
period 1999-06-30
SOUTHERN UNION CO
filed 1999-09-10
CIK 203248

=================================================================

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D. C.  20549

                           FORM 10-K

 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
    SECURITIES EXCHANGE ACT OF 1934

    For the Fiscal Year Ended June 30, 1999

                                OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
    SECURITIES EXCHANGE ACT OF 1934

                    Commission File No. 1-6407

                     SOUTHERN UNION COMPANY
    (Exact name of registrant as specified in its charter)

                Delaware                          75-0571592
    (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)           Identification No.)

    504 Lavaca Street, Eighth Floor                  78701
             Austin, Texas                        (Zip Code)
(Address of principal executive offices)

         Registrant's telephone number, including area code:
                         (512)  477-5852

    Securities Registered Pursuant to Section 12(b) of the Act:

                                 Name of each exchange on which
      Title of each class                  registered
      -------------------        ------------------------------
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

The aggregate market value of the voting stock held by non-affiliates of the registrant on August 31, 1999, was $371,256,150. The number of shares of the registrant's Common Stock outstanding on August 31, 1999 was 31,235,009.

                DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders for the year ended June 30, 1999, are incorporated by reference in Parts II and IV.

Portions of the registrant's proxy statement for its annual meeting of stockholders to be held on October 19, 1999, are incorporated by reference into Part III.

=================================================================

                             PART I



ITEM 1.    Business.

                          Introduction

Southern Union Company (Southern Union and together with its sub-sidiaries, the Company) was incorporated under the laws of the State of Delaware in 1932. Southern Union is one of the top 15 gas utilities in the United States, as measured by number of cus-tomers. The Company's principal line of business is the distri-bution of natural gas as a public utility through Southern Union Gas, Missouri Gas Energy and Atlantic Utilities, doing business as South Florida Natural Gas (SFNG), each of which is a division of Southern Union. Southern Union Gas, headquartered in Austin, Texas, serves 513,000 customers in Texas (including the cities of Austin, Brownsville, El Paso, Galveston, Harlingen, McAllen and Port Arthur). Missouri Gas Energy, headquartered in Kansas City, Missouri, serves 484,000 customers in central and western Missouri (including the cities of Kansas City, St. Joseph, Joplin and Monett). SFNG, headquartered in New Smyrna Beach, Florida, serves 4,400 customers in central Florida (including the cities of New Smyrna Beach, Edgewater and areas of Volusia County, Florida.) The diverse geographic area of the Company's natural gas distribution systems reduces the sensitivity of Southern Union's operations to weather risk and local economic conditions.

Subsidiaries of Southern Union have been established to support and expand natural gas sales and to capitalize on the Company's gas energy expertise. These subsidiaries market natural gas to end-users, operate natural gas pipeline systems, distribute pro-pane and sell commercial gas air conditioning and other gas-fired engine-driven applications. By providing "one-stop shopping," the Company can serve its various customers' specific energy needs, which encompass substantially all of the natural gas dis-tribution and sales businesses from natural gas sales to specialized energy consulting services. The Company distributes propane to 11,000 and 1,100 customers in Texas and Florida, respectively. Additionally, certain subsidiaries own or hold interests in real estate and other assets, which are primarily used in the Company's utility business. Central to all of the Company's present businesses and strategies is the sale and transportation of natural gas. See Company Operations and Investments.

The Company is a sales and market-driven energy company whose management is committed to achieving profitable growth of its utility businesses in an increasingly competitive business environment. Management's strategies for achieving these objec-tives principally consist of: (i) promoting new sales oppor-tunities and markets for natural gas and propane; (ii) enhancing financial and operating performance; and (iii) expanding the Company through development of existing utility businesses and selective acquisition of new utility businesses. Management develops and continually evaluates these strategies and their implementation by applying their experience and expertise in analyzing the energy industry, technological advances, market opportunities and general business trends. Each of these strategies, as implemented throughout the Company's existing businesses, reflects the Company's commitment to its core gas utility business.

The Company has a goal of selected growth and expansion, pri-marily in the utilities industry. To that extent, the Company intends to consider, when appropriate, and if financially prac-ticable to pursue, the acquisition of other utility distribution or transmission businesses. The nature and location of any such properties, the structure of any such acquisitions, and the method of financing any such expansion or growth will be deter-mined by management and the Southern Union Board of Directors. See Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A) -- Cautionary Statement Regarding Forward-Looking Information contained in the Company's Annual Report to Stockholders for the year ended June 30, 1999 (the Annual Report), portions of which are filed as Exhibit 13 hereto.

                          Acquisitions

On June 7, 1999, Southern Union and Pennsylvania Enterprises, Inc. (PEI) announced a definitive merger agreement. The agree-ment calls for PEI to merge into Southern Union in a transaction valued at approximately $500 million, including assumption of debt. If approved, each PEI shareholder will receive Southern Union common stock having a value of $32.00, plus $3.00 in cash, subject to adjustment. PEI is a multifaceted energy company headquartered in Wilkes-Barre, Pennsylvania with natural gas dis-tribution being its primary business. PEI's principal sub-sidiary, PG Energy, together with Honesdale Gas Company serve more than 152,000 gas customers in northeastern and central Pennsylvania. In addition, PEI markets electricity to more than 20,000 customers through PG Energy Power Plus. Southern Union anticipates having Southern Union and PEI shareholders approvals and all regulatory approvals for this merger in the second quarter of the Company's fiscal year 2000.

Effective December 31, 1997, Southern Union acquired Atlantic Utilities Corporation and Subsidiaries (Atlantic) for 755,650 pre-split and pre-stock dividend shares of common stock valued at $18,041,000 and cash of $4,436,000. Atlantic is operated as SFNG, a natural gas division of Southern Union, and Atlantic Gas Corporation, a propane subsidiary of the Company. Atlantic cur-rently serves 4,400 natural gas customers and 1,100 propane cus-tomers in central Florida.

On July 23, 1997, two subsidiaries of Southern Union acquired an equity ownership in a natural gas distribution company and other related operations in Piedras Negras, Mexico for $2,700,000. Southern Union currently has a 43% equity ownership in this com-pany. The natural gas distribution company currently serves 19,500 customers and is across the border from the Company's Eagle Pass, Texas service area. On September 8, 1997, the Com-pany purchased a 45-mile intrastate pipeline, which augments the Company's gas supply to the city of Eagle Pass and, subject to necessary regulatory approvals, ultimately Piedras Negras.

              Company Operations and Investments

The Company's principal line of business is the distribution of natural gas through its Southern Union Gas, Missouri Gas Energy and SFNG divisions. Southern Union Gas provides service to a number of communities and rural areas in Texas, including the municipalities of Austin, Brownsville, El Paso, Galveston, Harlingen, McAllen and Port Arthur. Missouri Gas Energy provides service to various cities and communities in central and western Missouri including Kansas City, St. Joseph, Joplin and Monett. SFNG provides service to various cities and communities in central Florida including New Smyrna Beach and Edgewater. The Company's gas utility operations are generally seasonal in nature, with a significant percentage of its annual revenues and earnings occurring in the traditional winter heating season.

Southern Union Energy International, Inc. (SUEI) and Southern Union International Investments, Inc. (Investments), both wholly-owned subsidiaries of Southern Union, participate in energy-related projects internationally. Energia Estrella del Sur, S.
A. de C. V. (Estrella), a wholly-owned Mexican subsidiary of SUEI and Investments, seeks to participate in energy-related projects in Mexico. Estrella has a 43% equity ownership in a natural gas distribution company, along with other related operations, which currently serves 19,500 customers in Piedras Negras, Mexico, across the border from Southern Union Gas' Eagle Pass, Texas ser-vice area.

Mercado Gas Services Inc. (Mercado), a wholly-owned subsidiary of Southern Union, markets natural gas to approximately 240 commer-cial and industrial customers. Mercado's sales and purchasing activities are made through short-term and long-term contracts. These contracts and business activities are not subject to direct rate regulation. Mercado had gas sales of 19,304 MMcf and 18,352 MMcf for the year ended June 30, 1999 and 1998, respectively.

Southern Transmission Company (Southern), a wholly-owned sub-sidiary of Southern Union, owns and operates intrastate pipelines which connect the cities of Lockhart, Luling, Cuero, Shiner, Yoakum, and Gonzales, Texas, as well as a line that provides gas to an industrial customer in Port Arthur, Texas. Southern also owns a transmission line which supplies gas to the community of Sabine Pass, Texas. On September 8, 1997, Southern purchased a 45-mile intrastate pipeline which augments gas supply to the city of Eagle Pass, Texas, and ultimately into Piedras Negras, Mexico. Southern transported 873 MMcf and 915 MMcf of gas for the year ended June 30, 1999 and 1998, respectively.

Norteno Pipeline Company (Norteno), a wholly-owned subsidiary of Southern Union, operates interstate pipeline systems principally serving the Company's gas distribution properties in the El Paso, Texas area. Norteno transported a combined 6.3 billion cubic feet (Bcf) for the city of Juarez, Mexico and the Samalayuca Power Plant in north Mexico in fiscal 1999. Norteno transported 6,377 MMcf and 11,538 MMcf of gas for the year ended June 30, 1999 and 1998, respectively.

SUPro Energy Company (SUPro), a wholly-owned subsidiary of Southern Union, provides propane gas services to 11,000 customers located principally in El Paso and Alpine, Texas and Las Cruces, New Mexico and surrounding communities. SUPro sold 5,945,000 and 5,125,000 gallons of propane for the year ended June 30, 1999 and 1998, respectively.

Atlantic Gas Corporation, a wholly-owned subsidiary of Southern Union, provides propane gas services to 1,100 customers located in and around the communities of New Symrna Beach, Lauderhill and Dunnellon, Florida. Atlantic Gas Corporation sold 1,348,000 gallons of propane during the twelve months ended June 30, 1999 and 633,000 gallons of propane during the six months ended
June 30, 1998.

Energy WorX, a wholly-owned subsidiary of Southern Union, pro-vides interactive computer-based training for the natural gas transmission and distribution industry.

Southern Union Total Energy Systems, Inc., a wholly-owned sub-sidiary of Southern Union, markets and sells commercial gas air conditioning, irrigation pumps and other gas-fired engine-driven applications and related services.

ConTigo, Inc., a wholly-owned subsidiary of Southern Union formed in January 1996, provides centralized call center services for the majority of the Texas service areas. Effective July 1, 1999, ConTigo was dissolved and became part of Southern Union Gas and will henceforth be operated as Southern Union Gas Customer Ser-vice.

During fiscal 1998 and 1999, the Company made equity investments in a leading developer of advanced gas turbine-driven generator technology and a developer of a mobile workforce management sys-tem. The Company also holds investments in commercially developed real estate in Austin, El Paso, Harlingen and Kansas City through Southern Union's wholly-owned subsidiary, Lavaca Realty Company (Lavaca Realty).

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

As energy providers, Southern Union Gas, Missouri Gas Energy and SFNG have historically competed with alternative energy sources, particularly electricity and also propane, coal, natural gas liquids and other refined products available in the Company's service areas. At present rates, the cost of electricity to residential and commercial customers in the Company's service areas generally is higher than the effective cost of natural gas service. There can be no assurance, however, that future fluctu-ations in gas and electric costs will not reduce the cost advantage of natural gas service. The cost of expansion for peak load requirements of electricity in some of Southern Union Gas' and Missouri Gas Energy's service areas has historically provided opportunities to allow energy switching to natural gas pursuant to integrated resource planning techniques. Electric competition has responded by offering equipment rebates and incentive rates.

Competition between the use of fuel oils, natural gas and pro-pane, particularly by industrial, electric generation and agricultural customers, has also increased due to the volatility of natural gas prices and increased marketing efforts from various energy companies. While competition between such fuels is generally more intense outside the Company's service areas, this competition affects the nationwide market for natural gas. Additionally, the general economic conditions in its service areas continue to affect certain customers and market areas, thus impacting the results of the Company's operations.

                           Gas Supply

The low cost of natural gas service is dependent upon the Com-pany's ability to contract for natural gas using favorable mixes of long-term and short-term supply arrangements and favorable transportation contracts. The Company has been directly acquiring its gas supplies since the mid-1980s when interstate pipeline systems opened their systems for transportation service. The Company has the organization, personnel and equipment neces-sary to dispatch and monitor gas volumes on a daily, hourly and even a real-time basis to ensure reliable service to customers.

The Federal Energy Regulatory Commission (FERC) required the "unbundling" of services offered by interstate pipeline companies beginning in 1992. As a result, gas purchasing and transporta-tion decisions and associated risks have been shifted from the pipeline companies to the gas distributors. The increased de-mands on distributors to effectively manage their gas supply in an environment of volatile gas prices provides an advantage to distribution companies such as Southern Union who have demon-strated a history of contracting favorable and efficient gas supply arrangements in an open market system.

The majority of Southern Union Gas' 1999 gas requirements for utility operations were delivered under long-term transportation contracts through four major pipeline companies. The majority of Missouri Gas Energy's 1999 gas requirements were delivered under short- and long-term transportation contracts through four major pipeline companies. The majority of SFNG's 1999 gas requirements were delivered under a management supply contract through one major pipeline company. These contracts have various expiration dates ranging from calendar year 2000 through 2018. Southern Union Gas also purchases significant volumes of gas under long- and short-term arrangements with suppliers. The amounts of such short-term purchases are contingent upon price. Southern Union Gas, Missouri Gas Energy and SFNG all have firm supply commit-ments for all areas that are supplied with gas purchased under short-term arrangements. Missouri Gas Energy also holds contract rights to over 16 Bcf of storage capacity to assist in meeting peak demands.

Gas sales and/or transportation contracts with interruption pro-visions, whereby large volume users purchase gas with the under-standing that they may be forced to shut down or switch to alternate sources of energy at times when the gas is needed for higher priority customers, have been utilized for load management by Southern Union and the gas industry as a whole. In addition, during times of special supply problems, curtailments of deliveries to customers with firm contracts may be made in accordance with guidelines established by appropriate federal and state regulatory agencies. There have been no supply-related curtailments of deliveries to Southern Union Gas, Missouri Gas Energy or SFNG utility sales customers during the last ten years.

The Company is committed under various agreements to purchase certain quantities of gas in the future. At June 30, 1999, the Company has purchase commitments for certain quantities of gas at variable, market-based prices that have an annual value of $94,275,000. The Company's purchase commitments may extend over a period of several years depending upon when the required quan-tity is purchased. The Company has purchase gas tariffs in effect for all its utility service areas that provide for recovery of its purchase gas costs under defined methodologies.

In August 1997, the Missouri Public Service Commission (MPSC) issued an order authorizing Missouri Gas Energy to begin making semi-annual purchase gas adjustments (PGA) in November and April, instead of more frequent adjustments as previously made. Addi-tionally, the order authorized Missouri Gas Energy to establish an Experimental Price Stabilization Fund for purposes of pro-curing natural gas financial instruments to hedge a minimal portion of its gas purchase costs for the winter heating season. The cost of purchasing these financial instruments and any gains derived from such activities are passed on to the Missouri custo-mers through the PGA. Accordingly, there is no earnings impact as a result of the use of these financial instruments. These procedures help stabilize the monthly heating bills for Missouri customers. The Company believes it bears minimal risk under the authorized transactions.

The MPSC approved a three year, experimental gas supply incentive plan for Missouri Gas Energy effective July 1, 1996. Under the plan, the Company and Missouri Gas Energy's customers share in certain savings below benchmark levels of gas costs achieved as a result of the Company's gas procurement activities. Likewise, if natural gas is acquired above benchmark levels, both the Company and customers share in such costs. For the years ended June 30, 1999, 1998 and 1997, the incentive plan achieved a reduction of overall gas costs of $6,900,000, $9,200,000 and $10,200,000, respectively, resulting in savings to Missouri customers of $4,000,000, $5,100,000 and $5,600,000, respectively. The Company recorded revenues of $2,900,000, $4,100,000 and $4,600,000 in
1999, 1998 and 1997, respectively, under this plan. Missouri Gas Energy is currently working with the MPSC to develop an alternate plan due to the July 1, 1999 expiration of the experimental gas supply incentive plan, however, there can be no assurance that this or any similar plan will be approved by the MPSC for Missouri Gas Energy.

                   Utility Regulation and Rates

The Company's rates and operations are subject to regulation by local, state and federal authorities. In Texas, municipalities have primary jurisdiction over natural gas rates within their respective incorporated areas. Rates in adjacent environs and appellate matters are the responsibility of the Railroad Commis-sion of Texas (RRC). In Missouri, natural gas rates are estab-lished by the MPSC on a system-wide basis. In Florida, natural gas rates are established by the Florida Public Service Commis-sion on a system-wide basis. The FERC and the RRC have jurisdic-tion over rates, facilities and services of Norteno and Southern, respectively.

The Company holds non-exclusive franchises with varying expira-tion dates in all incorporated communities where it is necessary to carry on its business as it is now being conducted. Kansas City, Missouri; El Paso, Texas; Austin, Texas; Port Arthur, Texas; and St. Joseph, Missouri are the five largest cities in which the Company's utility customers are located. The Kansas City, Missouri franchise expired in May 1998. The Company is currently in franchise renewal negotiations with Kansas City and expects to obtain renewal of such franchise before the end of calendar year 1999. The franchises in the following cities expire as follows: El Paso, Texas in 2000, in which the Company is currently in discussions; Austin, Texas in 2006; and Port Arthur, Texas in 2013. The Company fully expects these fran-chises to be renewed upon their expiration. The franchise in St. Joseph, Missouri is perpetual.

Gas service rates are established by regulatory authorities to permit utilities the opportunity to recover operating, adminis-trative and financing costs, and the opportunity to earn a rea-sonable return on equity. Gas costs are billed to customers through purchase gas adjustment clauses which permit the Company to adjust its sales price as the cost of purchased gas changes. This is important because the cost of natural gas accounts for a significant portion of the Company's total expenses. The appro-priate regulatory authority must receive notice of such adjust-ments prior to billing implementation.

The Company must support any service rate changes to its regula-tors using a historic test year of operating results adjusted to normal conditions and for any known and measurable revenue or expense changes. Because the regulatory process has certain inherent time delays, rate orders may not reflect the operating costs at the time new rates are put into effect.

The monthly customer bill contains a fixed service charge, a usage charge for service to deliver gas, and a charge for the amount of natural gas used. While the monthly fixed charge pro-vides an even revenue stream, the usage charge increases the Com-pany's annual revenue and earnings in the traditional heating load months when usage of natural gas increases. In recent years, the majority of the Company's rate increases in Texas have resulted in increased monthly fixed charges which help stabilize earnings. Weather normalization clauses, in place in the City of Austin, El Paso environs, Galveston, Port Arthur and two other service areas in Texas, also help stabilize earnings.

On August 21, 1998, Missouri Gas Energy was notified by the MPSC of its decision to grant a $13,300,000 annual increase to revenue effective on September 2, 1998, which is primarily earned volu-metrically. The MPSC rate order reflected a 10.93% return on common equity. The rate order, however, disallowed certain previously recorded deferred costs requiring a non-cash write-off of $2,221,000. Generally accepted accounting principles required the Company to immediately record this charge to earnings which Southern Union did as of June 30, 1998. On December 8, 1998, the MPSC denied rehearing requests made by all parties other than Missouri Gas Energy and granted a portion of Missouri Gas Energy's rehearing request. The MPSC will conduct further pro-ceedings to take additional evidence on those matters for which it granted Missouri Gas Energy a rehearing. If the MPSC adopts Missouri Gas Energy's positions on rehearing, then Missouri Gas Energy would be authorized an additional $2,200,000 of base revenues increasing the $13,300,000 initially authorized in its August 21, 1998 order to $15,500,000. The MPSC's orders may be subject to judicial review and although certain parties may argue for a reduction in Missouri Gas Energy's authorized base revenue increase on judicial review, Missouri Gas Energy expects such arguments to be unsuccessful.

On April 13, 1998, Southern Union Gas filed a $2,228,000 request for a rate increase from the city of El Paso, a request the city subsequently denied. On April 21, 1998, the city council of El Paso voted to reduce the Company's rates by $1,570,000 annually and to order a one-time cost of gas refund of $475,000. On
May 21, 1998, Southern Union Gas filed with the RRC an appeal of the city of El Paso's actions to reduce the Company's rates and require a one-time cost of gas refund. On December 21, 1998, the RRC issued its order implementing an $884,000 one-time cost of gas refund and a $99,000 base rate reduction. The cost of gas refund was completed in February 1999.

On January 22, 1997, Missouri Gas Energy was notified by the MPSC of its decision to grant an $8,847,000 annual increase to revenue effective on February 1, 1997. Pursuant to a 1989 MPSC order, Missouri Gas Energy is engaged in a major gas safety program in its service area (Missouri Safety Program). In connection with this program, the MPSC issued an accounting authority order (AAO) in Case No. GO-92-234 in 1994 which authorized Missouri Gas Energy to defer depreciation expenses, property taxes and carrying costs at a rate of 10.54% on the costs incurred in the Missouri Safety Program. This AAO was consistent with those which were issued by the MPSC from 1990 to 1993 to Missouri Gas Energy's prior owner. The MPSC rate order of January 22, 1997, however, retroactively reduced the carrying cost rate applied by the Company on the expenditures incurred on the Missouri Safety Program since early 1994 to an Allowance for Funds Used During Construction (AFUDC) rate of approximately 6%. The Company filed an appeal of that portion of the rate order in the Missouri State Court of Appeals, Western District. On August 18, 1998, the Missouri State Court of Appeals denied the Company's appeal resulting in a one-time non-cash write-off of $5,942,000 of previously recorded deferred costs which was recorded as of June 30, 1998. The Company believes that the inconsistent treat-ment by the MPSC in subsequently changing to the AFUDC rate from the previously ordered 10.54% rate constitutes retroactive rate-making. Unfortunately, the decision by the Missouri State Court of Appeals failed to address certain specific language within the 1994 AAO that the Company believed prevented the MPSC from retro-actively changing the carrying cost rate. Southern Union requested transfer to the Missouri Supreme Court, but was denied that request.

On September 18, 1997, the MPSC approved a global settlement among the Company, the Missouri Office of Public Counsel (OPC) and MPSC staff to resolve complaints brought by the OPC and the MPSC staff regarding billing errors during the 1995/1996 and 1996/1997 winter heating seasons. The settlement called for credits to gas bills by Missouri Gas Energy totaling $1,575,000 to those customers overbilled and a $550,000 contribution by Missouri Gas Energy to a social service organization for the express purpose of assisting needy Missouri Gas Energy customers in paying their gas bills. These balances were recorded as of June 30, 1997.

The approval of the January 31, 1994 acquisition of the Missouri properties by the MPSC was subject to the terms of a stipulation and settlement agreement, which, among other things, requires Missouri Gas Energy to reduce rate base by $30,000,000 (amortized over a ten-year period on a straight-line basis) to compensate rate payers for rate base reductions that were eliminated as a result of the acquisition.

During the three-year period ended June 30, 1999, the Company did not file for any other rate increases in any of its major service areas, although several annual cost of service adjustments were filed.

In addition to the regulation of its utility and pipeline busi-nesses, the Company is affected by numerous other regulatory controls, including, among others, pipeline safety requirements of the United States Department of Transportation, safety regula-tions under the Occupational Safety and Health Act, and various state and federal environmental statutes and regulations. The Company believes that its operations are in compliance with applicable safety and environmental statutes and regulations.

                        Environmental

The Company assumed responsibility for certain environmental matters in connection with the acquisition of Missouri Gas Energy. Additionally, the Company is investigating the possi-bility that the Company or predecessor companies may have been associated with manufactured gas plant sites in other of its former service territories, principally in Arizona and New Mexico, and present service territories in Texas. See MD&A -- Cautionary Statement Regarding Forward-Looking Information and Commitments and Contingencies in the Notes to the Consolidated Financial Statements contained in the Annual Report.

                   Investments in Real Estate

Lavaca Realty owns a commercially developed tract of land in the central business district of Austin, Texas, containing a combined 11-story office building, parking garage and drive-through bank (Lavaca Plaza). Approximately 52% of the office space at Lavaca Plaza is used in the Company's business while the remainder is leased to non-affiliated entities. Lavaca Realty also owns a two-story office building in El Paso, Texas as well as a one-story office building in Harlingen, Texas. Other significant real estate investments held at June 30, 1999 include 39,341 square feet of undeveloped land in McAllen, Texas and 25,000 square feet of improved property in Kansas City, Missouri, of which 40% is occupied by Missouri Gas Energy and the remainder by a non-affiliated entity.

                           Employees

As of July 31, 1999, the Company had 1,563 employees, of whom 1,220 are paid on an hourly basis and 343 are paid on a salary basis. Of the 1,220 hourly paid employees, 45% are represented by unions. Of those employees represented by unions, 95% are employed by Missouri Gas Energy. In December 1998, the Company agreed to five-year contracts with each bargaining-unit repre-senting Missouri employees, which were effective in May 1999.

On June 4, 1997, Southern Union Gas employees in Austin, Texas covered by a collective bargaining agreement voted to decertify their representing union. Additionally, effective May 1, 1998, employees in Galveston, Texas chose to withdraw their membership from their representing union.

From time to time the Company may be subject to labor disputes;
however, such disputes have not previously disrupted its busi-ness. The Company believes that its relations with its employees are good.

      Statistics of Principal Utility and Related Operations

The following table shows certain operating statistics of the Company's gas distribution divisions with operations in Texas and
Missouri:

                                          Year Ended June 30,
                                     ----------------------------
                                       1999      1998      1997
                                     --------  --------  --------

Southern Union Gas:
Average number of gas sales
  customers served:
    Residential..................    473,563   465,844   456,972
    Commercial...................     30,847    29,828    29,030
    Industrial and irrigation....        258       252       274
    Public authorities and other.      2,849     2,755     2,673
                                     -------   -------   -------
      Total average customers
        served...................    507,517   498,679   488,949
                                     =======   =======   =======

Gas sales in millions of cubic
  feet (MMcf):
    Residential..................     19,553    23,217    23,135
    Commercial...................      8,539     9,425     9,759
    Industrial and irrigation....      1,082     1,208     1,562
    Public authorities and other.      2,266     2,752     2,756
                                     -------   -------   -------
      Gas sales billed...........     31,440    36,602    37,212
    Net change in unbilled gas
      sales......................        175       (82)      (70)
                                     -------   -------   -------
      Total gas sales............     31,615    36,520    37,142
                                     =======   =======   =======

Weather:
  Degree days (a)................      1,576     2,118     1,962
  Percent of 30-year measure (b).        74%       99%       92%

Gas transported in MMcf..........     16,668    16,535    15,118

Missouri Gas Energy:
Average number of gas sales
  customers served:
    Residential..................    418,266   413,703   407,505
    Commercial...................     57,247    57,693    56,967
    Industrial...................        313       312       312
                                     -------   -------   -------
      Total average customers
        served...................    475,826   471,708   464,784
                                     =======   =======   =======

Gas sales in Mmcf:
  Residential....................     36,578    41,104    45,074
  Commercial.....................     16,842    18,705    20,893
  Industrial.....................        375       400       490
                                     -------   -------   -------
    Gas sales billed.............     53,795    60,209    66,457
  Net change in unbilled gas
    sales........................        204        35       (88)
                                     -------   -------   -------
    Total gas sales..............     53,999    60,244    66,369
                                     =======   =======   =======

Weather:
  Degree days (a)................      4,438     4,723     5,506
  Percent of 30-year measure (b).        85%       90%      105%

Gas transported in MMcf..........     31,774    30,165    29,638


-------------------------

(a) "Degree days" are a measure of the coldness of the weather experienced. A degree day is equivalent to each degree that the daily mean temperature for a day falls below 65 degrees Fahrenheit.
(b) Information with respect to weather conditions is provided by the National Oceanic and Atmospheric Administration. Percentages of 30-year measure are computed based on the weighted average volumes of gas sales billed.

Customers. The following table shows the number of customers served by the Company, through its divisions, subsidiaries and affiliates, as of the end of its last three fiscal years.

                             Gas Utility Customers as of June 30,
                             ------------------------------------
                                1999         1998         1997
                             ----------   ----------   ----------

Southern Union Gas:
  Austin and other central
    and south Texas
    communities............     175,596      173,228      163,938
  El Paso and other west
    Texas communities......     182,516      178,812      173,825
  Galveston and Port
    Arthur.................      50,543       50,673       50,856
  Panhandle and north
    Texas communities......      24,728       24,900       24,903
  Rio Grande Valley com-
    munities and Eagle
    Pass...................      75,983       76,840       76,704
                             ----------   ----------   ----------
                                509,366      504,453      490,226
                             ----------   ----------   ----------

Missouri Gas Energy:
  Kansas City, Missouri
    Metropolitan Area......     354,189      348,543      346,060
  St. Joseph, Joplin,
    Monett and others......     122,883      121,766      122,946
                             ----------   ----------   ----------
                                477,072      470,309      469,006
                             ----------   ----------   ----------

Other (a)..................      24,947       20,874        3,647
                             ----------   ----------   ----------

Total......................   1,011,385      995,636      962,879
                             ==========   ==========   ==========


----------------------

(a) Includes Mercado, South Florida Natural Gas, Atlantic Gas Corporation, SUPro and 43% (the Company's equity ownership) of the customers of a natural gas distribution company serving Piedras Negras, Mexico, in each case for the year-end in which the Company had such operations or investments.

ITEM 2.  Properties.

See Item 1, Business, for information concerning the general location and characteristics of the important physical properties and assets of the Company.

Southern Union Gas has 7,898 miles of mains, 4,305 miles of ser-vice lines and 218 miles of transmission lines. Southern and Norteno have 171 miles and 7 miles, respectively, of transmission lines. Missouri Gas Energy has 7,441 miles of mains, 4,972 miles of service lines and 47 miles of transmission lines. SFNG has 135 miles of mains and 80 miles of service lines. The Company considers its systems to be in good condition and well-maintained, and it has continuing replacement programs based on historical performance and system surveillance.

ITEM 3.  Legal Proceedings.

See Commitments and Contingencies in the Notes to Consolidated Financial Statements contained in the Annual Report for a discus-sion of the Company's legal proceedings. See MD&A -- Cautionary Statement Regarding Forward-Looking Information contained in the Annual Report.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders of Southern Union during the quarter ended June 30, 1999.

                           PART II


ITEM 5.  Market for the Registrant's Common Stock and Related
Stockholder Matters.

                      Market Information

Southern Union's common stock is traded on the New York Stock Exchange under the symbol "SUG". The high and low sales prices (adjusted for any stock dividends and stock splits) for shares of Southern Union common stock since July 1, 1997 are set forth below:

                                                      $/Share
                                                  ---------------
                                                   High      Low
                                                  ------   ------

  July 1 to August 31, 1999...................    $21.31   $18.25

(Quarter Ended)
  June 30, 1999...............................     21.79    17.62
  March 31, 1999..............................     23.21    16.55
  December 31, 1998...........................     23.33    17.63
  September 30, 1998..........................     20.30    14.17

(Quarter Ended)
  June 30, 1998...............................     19.73    14.43
  March 31, 1998..............................     14.97    13.84
  December 31, 1997...........................     15.61    13.10
  September 30, 1997..........................     14.11    12.53

                            Holders

As of August 31, 1999, there were 1,142 holders of record of Southern Union's common stock. This number does not include per-sons whose shares are held of record by a bank, brokerage house or clearing agency, but does include any such bank, brokerage house or clearing agency that is a holder of record.

There were 31,235,009 shares of Southern Union's common stock outstanding on August 31, 1999 of which 17,731,637 shares were held by non-affiliates (i.e., not beneficially held by directors, executive officers, their immediate family members, or holders of 10% or more of shares outstanding).

                           Dividends

Southern Union's policy is to pay an annual stock dividend of approximately 5% and, therefore, the Company paid no cash divi-dends on its common stock during the last ten years ended
June 30, 1999. Provisions in certain of Southern Union's long-term notes and its bank credit facilities limit the payment of cash or asset dividends on capital stock. Under the most restrictive provisions in effect, Southern Union may not declare or pay any cash or asset dividends on its common stock or acquire or retire any of Southern Union's common stock, unless no event of default exists and the Company meets certain financial ratio requirements, which presently are met.

On August 6, 1999, December 9, 1998 and December 10, 1997, the Company distributed its annual 5% common stock dividend to stock-holders of record on July 23, 1999, November 23, 1998 and November 21, 1997, respectively. A portion of the 5% stock dividend distributed on August 6, 1999 and December 9, 1998 was characterized as a distribution of capital due to the level of the Company's retained earnings available for distribution as of the declaration date. The 5% stock dividends are consistent with Southern Union's Board of Directors' February 1994 decision to commence regular stock dividends of approximately 5% annually. The specific amount and declaration, record and distribution dates for an annual stock dividend will be determined by the Board and announced at a date that is not expected to be later than the annual stockholders meeting each year. Traditionally, Southern Union has declared its stock dividend so as to coincide with its annual shareholder meeting in November. In 1999, and in the future, the Company expects to declare and pay its stock dividend prior to the distribution of its annual report to share-holders, so that the Company's year-end reporting will reflect the effect of the annual stock dividend.

On July 13, 1998, Southern Union effected a 3-for-2 stock split by distributing a 50% stock dividend to holders of record on June 30, 1998.

ITEM 6.  Selected Financial Data.

                                Year Ended June 30,
                 ------------------------------------------------
                 1999(a)(b) 1998(a)(b)  1997(a)  1996(a)   1995
                 ---------- ---------- -------- -------- --------
                 (dollars in thousands, except per share amounts)

Total operating
 revenues....... $  605,231 $  669,304 $717,031 $620,391 $479,983
Earnings from
 continuing
 operations (c).     10,445     12,229   19,032   20,839   16,069
Earnings per
 common and com-
 mon share
 equivalents (d)        .32        .39      .62      .68      .54
Total assets....  1,087,348  1,047,764  990,403  964,460  992,597
Common stock-
 holders'
 equity.........    301,058    296,834  267,462  245,915  225,664
Short-term debt
 and capital
 lease obliga-
 tion...........      2,066      1,777      687      615      770
Long-term debt
 and capital
 lease obliga-
 tion, exclud-
 ing current
 portion........    390,931    406,407  386,157  385,394  462,503
Company-obligated
 mandatorily re-
 deemable pre-
 ferred securi-
 ties of sub-
 sidiary trust..    100,000    100,000  100,000  100,000  100,000

Average custo-
 mers served....    998,476    979,186  955,838  952,934  947,691

------------------

(a) Certain Texas and Oklahoma Panhandle distribution operations and Western Gas Interstate, exclusive of the Del Norte interconnect, were sold on May 1, 1996.
(b) On December 31, 1997, Southern Union acquired Atlantic for 755,650 pre-split and pre-stock dividend shares of common stock valued at $18,041,000 and cash of $4,436,000.
(c) As of June 30, 1998, Missouri Gas Energy wrote off $8,163,000 pre-tax in previously recorded regulatory assets as a result of announced rate orders and court rulings.
(d) Earnings per share for all periods presented were computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year adjusted for (i) the 5% stock dividends distributed on August 6, 1999, December 9, 1998, December 10, 1997, December 10, 1996 and November 27, 1995, and (ii) the 50% stock dividend distributed on July 13, 1998, and the 33-1/3% stock dividend distributed on March 11, 1996.

ITEM 7.  Management's Discussion and Analysis of Results of
Operations and Financial Condition.

"Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 28 through 38 of the Company's
Annual Report to Stockholders for the year ended June 30, 1999, is incorporated herein by reference.

ITEM 8.  Financial Statements and Supplementary Data.

The following consolidated financial statements of Southern Union and its consolidated subsidiaries, included in the Company's
Annual Report to Stockholders for the year ended June 30, 1999 are incorporated herein by reference:

   Consolidated statement of operations -- years ended June 30, 1999, 1998 and 1997.

   Consolidated balance sheet -- June 30, 1999 and 1998.

   Consolidated statement of cash flows -- years ended June 30, 1999, 1998 and 1997.

   Consolidated statement of common stockholders' equity -- years ended June 30, 1999, 1998 and 1997.

   Notes to consolidated financial statements.

   Report of independent accountants.

ITEM 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

None.

                           PART III


ITEM 10.  Directors and Executive Officers of Registrant.

There is incorporated in this Item 10 by reference the informa-tion in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders under the captions Board of Directors -- Board Size and Composition and Executive Officers and Compensation -- Executive Officers Who Are Not Directors.

ITEM 11.  Executive Compensation.

There is incorporated in this Item 11 by reference the informa-tion in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders under the captions Executive Officers and Compensation -- Executive Compensation and Certain Relationships.

ITEM 12.  Security Ownership of Certain Beneficial Owners and
Management.

There is incorporated in this Item 12 by reference the informa-tion in the Company's definitive proxy statement for the 1999
Annual Meeting of Stockholders under the caption Security Owner-ship.

ITEM 13.  Certain Relationships and Related Transactions.

There is incorporated in this Item 13 by reference the informa-tion in the Company's definitive proxy statement for the 1999
Annual Meeting of Stockholders under the caption Certain Rela-tionships.

                             PART IV


ITEM 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K.

(a)(1)  Financial Statements.  The following consolidated finan-
        --------------------
        cial statements of Southern Union and its consolidated subsidiaries, included in the Company's Annual Report to Stockholders for the year ended June 30, 1999, are incorporated by reference to Part II, Item 8:

           Consolidated statement of operations -- years ended
           June 30, 1999, 1998 and 1997.

           Consolidated balance sheet -- June 30, 1999 and 1998.

           Consolidated statement of cash flows -- years ended
           June 30, 1999, 1998 and 1997.

           Consolidated statement of common stockholders' equity
           -- years ended June 30, 1999, 1998 and 1997.

           Notes to consolidated financial statements.

           Report of independent accountants.

(a)(2)  Financial Statement Schedules.  All schedules are omitted
        -----------------------------
        as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

(a)(3)  Exhibits.
        --------

Exhibit
  No.                          Description
-------  --------------------------------------------------------

  3(a) Restated Certificate of Incorporation of Southern Union Company. (Filed as Exhibit 3(a) to Southern Union's Transition Report on Form 10-K for the year ended
         June 30, 1994 and incorporated herein by reference.)

  3(b)   Southern Union Company Bylaws, as amended.  (Filed as
         Exhibit 3(b) to Southern Union's Transition Report on
         Form 10-K for the year ended June 30, 1994 and incorpo-rated herein by reference.)

  4(a)   Specimen Common Stock Certificate.  (Filed as Exhibit
         4(a) to Southern Union's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.)

  4(b) Indenture between Chase Manhattan Bank, N.A., as trustee, and Southern Union Company dated January 31,
         1994.  (Filed as Exhibit 4.1 to Southern Union's Current
         Report on Form 8-K dated February 15, 1994 and incorpo-rated herein by reference.)

  4(c) Officers' Certificate dated January 31, 1994 setting forth the terms of the 7.60% Senior Debt Securities due 2024. (Filed as Exhibit 4.2 to Southern Union's Current Report on Form 8-K dated February 15, 1994 and incorpo-rated herein by reference.)

  4(d)   Certificate of Trust of Southern Union Financing I.
         (Filed as Exhibit 4-A to Southern Union's Registration
         Statement on Form S-3 (No. 33-58297) and incorporated herein by reference.)

  4(e)   Certificate of Trust of Southern Union Financing II.
         (Filed as Exhibit 4-B to Southern Union's Registration
         Statement on Form S-3 (No. 33-58297)and incorporated herein by reference.)

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

 10(a) Revolving Credit Agreement (Long-Term Credit Facility) between Southern Union Company and the Banks named therein dated November 10, 1998. (Filed as Exhibit 10(a) to Southern Union's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and incorporated herein by reference.)

 10(b) Revolving Credit Agreement (Short-Term Credit Facility) between Southern Union Company and the Banks named therein dated November 10, 1998. (Filed as Exhibit 10(b) to Southern Union's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and incorporated herein by reference.)

 10(c) Southern Union Company 1982 Incentive Stock Option Plan and form of related Stock Option Agreement. (Filed as Exhibits 4.1 and 4.2 to Form S-8, File No. 2-79612 and incorporated herein by reference.)(*)

 10(d) Form of Indemnification Agreement between Southern Union Company and each of the Directors of Southern Union Com-pany. (Filed as Exhibit 10(i) to Southern Union's Annual Report on Form 10-K for the year ended
         December 31, 1986 and incorporated herein by reference.)

 10(e) Southern Union Company 1992 Long-Term Stock Incentive Plan, As Amended. (Filed as Exhibit 10(l) to Southern Union's Annual Report on Form 10-K for the year ended June 30, 1998 and incorporated herein by reference.)(*)

 10(f)   Southern Union Company Director's Deferred Compensation
         Plan.  (Filed as Exhibit 10(g) to Southern Union's
         Annual Report on Form 10-K for the year ended
         December 31, 1993 and incorporated herein by reference.)(*)

 10(g)   Southern Union Company Amended Supplemental Deferred
         Compensation Plan with Amendments. (Filed as Exhibit 4 to Southern Union's Form S-8 filed March 27, 1999 and incorporated herein by reference.)(*)

 10(h)   Form of warrant granted to Fleischman and Walsh L.L.P.
         (Filed as Exhibit 10(j) to Southern Union's Transition
         Report on Form 10-K for the year ended June 30, 1994 and incorporated herein by reference.)

 10(i)   Renewal Promissory Note Agreement between
         Peter H. Kelley and Southern Union Company dated May 31,
         1995.  (Filed as Exhibit 10(i) to Southern Union's
         Annual Report on Form 10-K for the year ended June 30,
         1995 and incorporated herein by reference.)

  13     Portions of Company's Annual Report to Stockholders.

  21     Subsidiaries of the Company.

  23     Consent of Independent Accountants.

  24     Power of Attorney.

  27     Financial Data Schedule.


-----------------

(*)  Indicates a Management Compensation Plan.

(b)  Reports on Form 8-K.  Southern Union's Current Report on
     -------------------
     Form 8-K dated June 15, 1999 announcing the definitive merger agreement with Pennsylvania Enterprises, Inc.

                          SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Southern Union has duly caused this report to be signed by the undersigned, thereunto duly authorized, on September 10, 1999.


                        SOUTHERN UNION COMPANY


                        By  PETER H. KELLEY
                           -----------------
                            Peter H. Kelley
                            President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Southern Union and in the capacities indicated as of September 10, 1999.

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

DAN K. WASSONG*            Director

RONALD J. ENDRES           Executive Vice President and Chief
----------------
Ronald J. Endres           Financial Officer

DAVID J. KVAPIL            Senior Vice President and Corporate
---------------
David J. Kvapil            Controller
                           (Principal Accounting Officer)



*By PETER H. KELLEY
    ---------------
    Peter H. Kelley
    Attorney-in-fact

                      INDEX TO EXHIBITS


Exhibit 13    Portions of Company's Annual Report to Stockholders

Exhibit 21    Subsidiaries of the Company

Exhibit 23    Consent of Independent Accountants

Exhibit 24    Power of Attorney

Exhibit 27    Financial Data Schedule