Form 10-Q
period 1999-09-30
SOUTHERN UNION CO
filed 1999-10-22
CIK 203248

=================================================================

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D. C.  20549
                     -------------------


                          FORM 10-Q

               For the quarterly period ended
               ------------------------------

                    September 30, 1999


                 Commission File No. 1-6407

                     -------------------


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

The number of shares of the registrant's Common Stock outstanding on October 19, 1999 was 31,239,726.

=================================================================

             SOUTHERN UNION COMPANY AND SUBSIDIARIES
                          FORM 10-Q
                     September 30, 1999
                            Index




PART I.  FINANCIAL INFORMATION                            Page(s)
                                                          -------

  Item 1.  Financial Statements

           Consolidated statements of operations -
              three and twelve months ended
              September 30, 1999 and 1998

           Consolidated balance sheet - September 30,
              1999 and 1998 and June 30, 1999

           Consolidated statement of stockholders'
              equity - three months ended
              September 30, 1999 and twelve months
              ended June 30, 1999

           Consolidated statements of cash flows -
              three and twelve months ended
              September 30, 1999 and 1998

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

  Item 1.  Legal Proceedings

           (See "CONTINGENCIES" under Notes to
            Consolidated Financial Statements)

  Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibit 27 -- Financial Data Schedule

           (b)  Reports on Form 8-K.  Southern Union's
                Current Report on Form 8-K dated
                October 8, 1999 announcing the
                definitive merger agreement with Fall
                River Gas Company.

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF OPERATIONS



                                        Three Months Ended
                                          September 30,
                                    -----------------------------
                                        1999             1998
                                    ------------     ------------
                                    (thousands of dollars, except
                                    shares and per share amounts)

Operating revenues...............   $    84,786      $    77,455
Gas purchase costs...............        39,277           34,674
                                    -----------      -----------
   Operating margin..............        45,509           42,781
Revenue-related taxes............         3,964            3,437
                                    -----------      -----------
   Net operating margin..........        41,545           39,344

Operating expenses:
   Operating, maintenance and
      general....................        25,264           26,047
   Depreciation and amortization.        10,848           10,418
   Taxes, other than on income
      and revenues...............         3,625            3,506
                                    -----------      -----------
      Total operating expenses...        39,737           39,971
                                    -----------      -----------
      Net operating revenues.....         1,808             (627)
                                    -----------      -----------

Other income (expenses):
   Interest......................        (8,364)          (8,740)
   Dividends on preferred
      securities of subsidiary
      trust......................        (2,370)          (2,370)
   Other, net....................        (1,157)             724
                                    -----------      -----------
      Total other expenses, net..       (11,891)         (10,386)
                                    -----------      -----------

      Loss before income tax
         benefit.................       (10,083)         (11,013)

Federal and state income tax
   benefit.......................        (3,983)          (3,965)
                                    -----------      -----------

Net loss attributable to common
    stock........................   $    (6,100)     $    (7,048)
                                    ===========      ===========

Net loss per share:
   Basic.........................   $      (.20)     $      (.23)
                                    ===========      ===========
   Diluted ......................   $      (.20)     $      (.23)
                                    ===========      ===========

Weighted average shares
   outstanding:
      Basic......................    30,925,242       31,098,672
                                    ===========      ===========
      Diluted....................    31,214,696       31,098,672
                                    ===========      ===========



                     See accompanying notes.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF OPERATIONS



                                        Twelve Months Ended
                                           September 30,
                                    -----------------------------
                                        1999             1998
                                    ------------     ------------
                                    (thousands of dollars, except
                                    shares and per share amounts)

Operating revenues................  $   612,562      $   672,720
Gas purchase costs................      346,904          407,812
                                    -----------      -----------

   Operating margin...............      265,658          264,908
Revenue-related taxes.............       32,561           35,340
                                    -----------      -----------
   Net operating margin...........      233,097          229,568

Operating expenses:
   Operating, maintenance and
      general.....................      108,910          109,785
   Depreciation and amortization..       42,286           39,257
   Taxes, other than on income
      and revenues................       14,620           13,890
                                    -----------      -----------
      Total operating expenses....      165,816          162,932
                                    -----------      -----------
      Net operating revenues......       67,281           66,636
                                    -----------      -----------

Other income (expenses):
   Interest ......................      (35,622)         (35,174)
   Dividends on preferred securi-
      ties of subsidiary trust....       (9,480)          (9,480)
   Write-off of regulatory assets.         --             (8,163)
   Other, net.....................       (3,695)           3,027
                                    -----------      -----------
      Total other expenses, net...      (48,797)         (49,790)
                                    -----------      -----------

      Earnings before income
         taxes....................       18,484           16,846

Federal and state income taxes....        7,091            6,757
                                    -----------      -----------

Net earnings available for
   common stock...................  $    11,393      $    10,089
                                    ===========      ===========

Net earnings per share:
   Basic..........................  $       .37      $       .33
                                    ===========      ===========
   Diluted........................  $       .35      $       .32
                                    ===========      ===========

Weighted average shares
   outstanding:
      Basic.......................   31,098,547       30,751,737
                                    ===========      ===========
      Diluted.....................   32,631,942       31,987,057
                                    ===========      ===========



                     See accompanying notes.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEET

                         ASSETS



                                  September 30,        June 30,
                             ----------------------
                                1999        1998         1999
                             ----------  ----------   ----------
                                  (unaudited)
                                    (thousands of dollars)

Property, plant and
  equipment:
    Plant in service......   $1,112,703  $1,069,645   $1,106,905
    Construction work
      in progress.........       17,331       8,872       13,271
                             ----------  ----------   ----------
                              1,130,034   1,078,517    1,120,176
    Less accumulated
      depreciation and
      amortization........     (376,440)   (364,876)    (376,212)
                             ----------  ----------   ----------
                                753,594     713,641      743,964
    Additional purchase
      cost assigned to
      utility plant, net..      133,275     137,360      134,296
                             ----------  ----------   ----------

    Net property, plant
      and equipment.......      886,869     851,001      878,260
                             ----------  ----------   ----------


Current assets:
  Cash and cash
    equivalents...........          596        --           --
  Accounts receivable,
    billed and unbilled,
    net...................       40,809      36,958       50,693
  Inventories, principally
    at average cost.......       40,244      38,551       29,373
  Deferred gas purchase
    costs.................         --         1,269         --
  Prepayments and other...        3,023       4,084        4,692
                             ----------  ----------   ----------

    Total current assets..       84,672      80,862       84,758
                             ----------  ----------   ----------

Deferred charges..........       97,425      95,270       96,635

Investment securities.....       13,413       5,000       12,000

Real estate...............        9,352       9,601        9,420

Other.....................        5,899       5,246        6,275
                             ----------  ----------   ----------


  Total...................   $1,097,630  $1,046,980   $1,087,348
                             ==========  ==========   ==========



                    See accompanying notes.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

             STOCKHOLDERS' EQUITY AND LIABILITIES



                                  September 30,        June 30,
                             ----------------------
                                1999        1998         1999
                             ----------  ----------   ----------
                                  (unaudited)
                                    (thousands of dollars)


Common stockholders'
  equity:
    Common stock, $1 par
      value; authorized
      50,000,000 shares;
      issued 31,290,177
      shares...............  $   31,290  $   28,262   $   31,240
    Premium on capital
      stock................     277,012     252,568      276,610
    Less treasury stock,
      at cost..............        (794)       (794)        (794)
    Less common stock held
      in trust.............      (6,249)       --         (5,562)
    Accumulated other com-
      prehensive income....        (436)       --           (436)
    Retained earnings
      (deficit)............      (6,100)      9,690         --
                             ----------  ----------   ----------

    Total common stock-
      holders' equity......     294,723     289,726      301,058

Company-obligated manda-
  torily redeemable pre-
  ferred securities of
  subsidiary trust holding
  solely subordinated
  notes of Southern Union..     100,000     100,000      100,000

Long-term debt and capital
  lease obligation.........     390,413     412,475      390,931
                             ----------  ----------   ----------

  Total capitalization.....     785,136     802,201      791,989


Current liabilities:
  Long-term debt and
    capital lease obliga-
    tion due within one
    year...................       2,089       2,051        2,066
  Notes payable............      84,103      42,103       21,003
  Accounts payable.........      19,697      19,960       37,834
  Federal, state and local
    taxes..................       8,147       8,559       13,300
  Accrued interest.........       5,660       5,633       12,176
  Customer deposits........      17,542      17,650       17,682
  Deferred gas purchase
    costs..................      10,387        --         22,955
  Other....................      17,223      15,094       16,612
                             ----------  ----------   ----------

    Total current
      liabilities..........     164,848     111,050      143,628
                             ----------  ----------   ----------

Deferred credits and other.      79,023      73,480       81,493
Accumulated deferred
  income taxes.............      68,623      60,249       70,238
Commitments and con-
  tingencies...............        --          --           --
                             ----------  ----------   ----------


  Total....................  $1,097,630  $1,046,980   $1,087,348
                             ==========  ==========   ==========



                     See accompanying notes.

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                       Accumu-
                                        lated
             Common  Premium    Trea-   Other
             Stock,     on      sury   Compre- Retained
              $1 on  Capital   Stock,  hensive Earnings
              Value   Stock    at Cost Income  (Deficit)  Total
             ------- --------  ------- ------  -------- ---------
                            (thousands of dollars)

Balance
 July 1,
 1998......  $28,252 $252,638  $  (794) $ --   $16,738  $296,834

 Comprehen-
  sive in-
  come:
   Net earn-
    ings...     --       --      --       --    10,445    10,445
   Minimum
    pension
    liabil-
    ity ad-
    just-
    ment;
    net of
    tax....     --       --      --      (436)    --        (436)
                                                        --------
  Compre-
   hensive
   income..                                               10,009
                                                        --------
  Common
   stock
   held in
   Trust...     --       --     (5,562)   --      --      (5,562)
  5% stock
   dividend
   - de-
   clared
   Novem-
   ber 11,
   1998....    1,411    7,483    --       --    (8,898)       (4)
  5% stock
   dividend
   - de-
   clared
   July 13,
   1999....    1,485   16,797    --       --   (18,285)       (3)
  Exercise
   of stock
   options.       92     (308)   --       --      --        (216)
             ------- --------  ------   -----  -------  --------
Balance
 June 30,
 1999......   31,240  276,610   (6,356)  (436)    --     301,058

  Net loss.     --       --      --       --    (6,100)   (6,100)

  Common
   stock
   held in
   Trust...     --       --       (687)   --      --        (687)

  Exercise
   of stock
   options.       50      402    --       --      --         452
             ------- --------  -------  -----  -------  --------

Balance
 Septem-
 ber 30,
 1999......  $31,290 $277,012  $(7,043) $(436) $(6,100) $294,723
             ======= ========  =======  =====  =======  ========



                    See accompanying notes.

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF CASH FLOWS



                                             Three Months Ended
                                                September 30,
                                           ----------------------
                                              1999        1998
                                           ----------  ----------
                                           (thousands of dollars)

Cash flows used in operating activities:
  Net loss...............................  $  (6,100)  $  (7,048)
  Adjustments to reconcile net loss to
    net cash flows used in operating
    activities:
      Depreciation and amortization......     10,848      10,418
      Deferred income taxes..............     (1,615)     (2,355)
      Provision for bad debts............        520         111
      Deferred interest expense..........         33        (195)
      Other..............................        355         372
      Changes in assets and liabilities,
        net of acquisitions and
        dispositions:
          Accounts receivable, billed
            and unbilled.................      9,364      16,690
          Accounts payable...............    (11,482)     (6,324)
          Taxes and other liabilities....    (11,669)    (12,524)
          Customer deposits..............       (140)        (36)
          Deferred gas purchase costs....    (12,568)    (13,527)
          Inventories....................    (10,871)    (12,390)
          Other..........................      2,656         646
                                           ---------   ---------
      Net cash flows used in operating
        activities.......................    (30,669)    (26,162)
                                           ---------   ---------
Cash flows from (used in) investing
  activities:
    Additions to property, plant and
      equipment..........................    (20,418)    (14,235)
    Increase in customer advances........        835       1,153
    Decrease in deferred charges and
      credits............................     (4,523)     (2,266)
    Purchase of investment securities....     (1,413)       --
    Other................................        458       1,840
                                           ---------   ---------
      Net cash flows used in investing
        activities.......................    (25,061)    (13,508)
                                           ---------   ---------
Cash flows from (used in) financing
  activities:
    Repayment of debt and capital lease
      obligation.........................       (495)       (483)
    Net borrowings under revolving
      credit facility....................     63,100      40,503
    Change in cash overdraft.............     (6,655)       (285)
    Other................................        376         (65)
                                           ---------   ---------
      Net cash flows from financing
        activities.......................     56,326      39,670
                                           ---------   ---------
Increase in cash and cash equivalents....        596        --
Cash and cash equivalents at beginning
  of period..............................       --          --
                                           ---------   ---------
Cash and cash equivalents at end of
  period.................................  $     596   $    --
                                           =========   =========

Supplemental disclosures of cash flow
  information:
    Cash paid during the period for:
      Interest...........................  $  17,526   $  15,272
                                           =========   =========
      Income taxes.......................  $   1,300   $     100
                                           =========   =========



                      See accompanying notes.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF CASH FLOWS



                                            Twelve Months Ended
                                                September 30,
                                           ----------------------
                                              1999        1998
                                           ----------  ----------
                                           (thousands of dollars)


Cash flows from operating activities:
  Net earnings...........................  $  11,393   $  10,089
  Adjustments to reconcile net earnings
    to net cash flows from operating
    activities:
      Depreciation and amortization......     42,286      39,257
      Deferred income taxes..............      8,607       5,500
      Provision for bad debts............      3,688       5,222
      Write-off of regulatory assets.....       --         8,163
      Deferred interest expense..........        847      (1,589)
      Other..............................        987       1,624
      Changes in assets and liabilities,
        net of acquisitions and
        dispositions:
          Accounts receivable, billed
            and unbilled.................     (7,538)     (1,526)
          Accounts payable...............         70      (3,337)
          Taxes and other liabilities....       (385)        648
          Customer deposits..............       (108)        666
          Deferred gas purchase costs....     11,657      23,941
          Inventories....................     (1,694)     (2,344)
          Other..........................      2,536      (1,087)
                                           ---------   ---------
      Net cash flows from operating
        activities.......................     72,346      85,227
                                           ---------   ---------
Cash flows from (used in) investing
  activities:
    Additions to property, plant and
      equipment..........................    (79,330)    (74,245)
    Acquisition of operations, net of
      cash received......................       --         7,247
    Purchase of investment securities....     (8,413)     (5,000)
    Increase in customer advances........      1,821       3,659
    Increase (decrease) in deferred
      charges and credits................     (6,343)        563
    Other................................       (497)      3,106
                                           ---------   ---------
      Net cash flows used in investing
        activities.......................    (92,762)    (64,670)
                                           ---------   ---------
Cash flows from (used in) financing
  activities:
    Repayment of debt and capital lease
      obligation.........................    (20,849)     (1,567)
    Net (payments) borrowings under
      revolving credit facility..........     42,000     (18,197)
    Change in cash overdraft.............       (337)       (341)
    Other................................        198        (452)
                                           ---------   ---------
      Net cash flows from (used in)
        financing activities.............     21,012     (20,557)
                                           ---------   ---------
Increase in cash and cash equivalents....        596        --
Cash and cash equivalents at beginning
  of period..............................       --          --
                                           ---------   ---------
Cash and cash equivalents at end of
  period.................................  $     596   $    --
                                           =========   =========

Supplemental disclosures of cash flow
  information:
    Cash paid during the period for:
      Interest...........................  $  47,293   $  34,275
                                           =========   =========
      Income taxes.......................  $   2,394   $   2,861
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

These financial statements should be read in conjunction with the financial statements and notes thereto contained in Southern Union Company's (Southern Union and, together with its wholly-owned subsidiaries, the Company) Annual Report on Form 10-K for the fiscal year ended June 30, 1999. Certain prior period amounts have been reclassified to conform with the current period presentation.

ACQUISITIONS

On October 5, 1999, Southern Union and Fall River Gas Company (AMEX: FAL) announced a definitive merger agreement. The agree-ment calls for FAL to merge into Southern Union in a transaction valued at approximately $75 million, including the assumption of debt. If approved, each FAL shareholder will receive Southern Union common stock having a value of $23.50, subject to adjust-ment. The merger will be accounted for using the purchase method. FAL is a natural gas distribution company that serves nearly 48,000 customers in a service area of approximately 50 square miles in southeastern Massachusetts that includes the city of Fall River, and the towns of Somerset, Swansea and Westport. FAL also rents water heaters and conversion burners and sells central heating and air-conditioning systems and water heaters in its service area through a wholly owned subsidiary. Southern Union anticipates having FAL shareholder approval and all regula-tory approvals for the merger in the middle of calendar year 2000.

On June 7, 1999, Southern Union and Pennsylvania Enterprises, Inc. (NYSE: PNT) announced a definitive merger agreement. The agreement calls for PNT to merge into Southern Union in a trans-action valued at approximately $500 million, including assumption of debt of approximately $150 million. If approved, each PNT shareholder will receive Southern Union common stock having a value of $32.00, plus $3.00 in cash, subject to adjustment. The merger will be accounted for using the purchase method. PNT is a multifaceted energy company headquartered in Wilkes-Barre, Pennsylvania with natural gas distribution being its primary business. PNT's principal subsidiary, PG Energy, together with Honesdale Gas Company serve more than 152,000 gas customers in northeastern and central Pennsylvania. In addition, PNT markets electricity to more than 20,000 customers through PG Energy Power Plus. Southern Union and PNT both received their respective shareholder approval of the merger on October 19, 1999. The Company has also received all necessary state regulatory approvals for this merger.

WRITE-OFF OF REGULATORY ASSETS

During 1998, the Company was impacted by pre-tax non-cash write-offs totaling $8,163,000 of previously recorded regulatory assets. Pursuant to a 1989 Missouri Public Service Commission
(MPSC) order, Missouri Gas Energy, a division of the Company, is engaged in a major gas safety program. In connection with this program, the MPSC issued an accounting authority order in 1994 which authorized Missouri Gas Energy to defer carrying costs at a rate of 10.54%. The MPSC rate order of January 22, 1997, how-ever, retroactively reduced the 10.54% carrying cost rate used since early 1994 to an Allowance for Funds Used During Construc-tion (AFUDC) rate of approximately 6%. The Company filed an appeal of this portion of the rate order in the Missouri State Court of Appeals, Western District, and on August 18, 1998 was notified that the appeal was denied. This resulted in a one-time non-cash write-off of

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



$5,942,000 by the Company of previously deferred costs in its fiscal year ended June 30, 1998.

On August 21, 1998, Missouri Gas Energy was notified by the MPSC of its decision to grant a rate increase which, among other things, disallowed certain previously recorded deferred costs associated with the rate filing, requiring an additional pre-tax non-cash write-off of $2,221,000. The Company recorded this charge to earnings in its fiscal year ended June 30, 1998. See Utility Regulation and Rates.

EARNINGS PER SHARE

Average shares outstanding for basic earnings per share were 30,925,242 and 31,098,672 for the three-month period ended September 30, 1999 and 1998, respectively, and 31,098,547 and 30,751,737 for the twelve-month period ended September 30, 1999 and 1998, respectively. Diluted earnings per share includes average shares outstanding as well as common stock equivalents from stock options and warrants. Common stock equivalents were nil for both three-month periods ended September 30, 1999 and 1998, respectively, and 1,460,438 and 1,235,320 for the twelve-month period ended September 30, 1999 and 1998, respectively. At September 30, 1999, 324,264 shares of common stock were held by various rabbi trusts for certain of the Company's benefit plans.

PREFERRED SECURITIES OF SUBSIDIARY TRUST

On May 17, 1995, Southern Union Financing I (Subsidiary Trust), a consolidated wholly-owned subsidiary of Southern Union, issued $100,000,000 of 9.48% Trust Originated Preferred Securities (Pre-ferred Securities). In connection with the Subsidiary Trust's issuance of the Preferred Securities and the related purchase by Southern Union of all of the Subsidiary Trust's common securities (Common Securities), Southern Union issued to the Subsidiary Trust $103,092,800 principal amount of its 9.48% Subordinated Deferrable Interest Notes, due 2025 (Subordinated Notes). The sole assets of the Subsidiary Trust are the Subordinated Notes. The interest and other payment dates on the Subordinated Notes correspond to the distribution and other payment dates on the Preferred Securities and the Common Securities. Under certain circumstances, the Subordinated Notes may be distributed to holders of the Preferred Securities and holders of the Common Securities in liquidation of the Subsidiary Trust. The Sub ordinated Notes are redeemable at the option of the Company on or after May 17, 2000, at a redemption price of $25 per Subordinated Note plus accrued and unpaid interest. The Preferred Securities and the Common Securities will be redeemed on a pro rata basis to the same extent as the Subordinated Notes are repaid, at $25 per Preferred Security and Common Security plus accumulated and unpaid distributions. Southern Union's obligations under the Subordinated Notes and related agreements, taken together, con-stitute a full and unconditional guarantee by Southern Union of payments due on the Preferred Securities. As of September 30, 1999 and 1998, 4,000,000 shares of Preferred Securities were out-standing.

DEBT AND CAPITAL LEASE

                                       September 30,    June 30,
                                       -------------    --------
                                           1999           1999
                                       -------------    --------
                                        (thousands of dollars)

7.60% Senior notes due 2024..........     $364,515      $364,515
Capital lease and other..............       27,987        28,482
                                          --------      --------
Total long-term debt and capital
  lease..............................     $392,502      $392,997
                                          ========      ========

On September 22, 199, the Company filed a $400,000,000 shelf registration to issue senior or subordinated debt securities in the future. See Management's Discussion and Analysis of Finan-cial Condition and Results of Operations -- Financial Condition.

Credit Facilities  The Company has availability under two
-----------------
revolving credit facilities (Revolving Credit Facilities) under-written by a syndicate of banks. Of the Revolving Credit
Facilities, $40,000,000 is available under a short-term facility which expires June 29, 2000, while $60,000,000 is available under a long-term facility which expires June 30,

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2002. The Company has additional availability under uncommitted line of credit facilities (Uncommitted Facilities) with various banks. Covenants under the Revolving Credit Facilities allow for up to $35,000,000 of borrowings under Uncommitted Facilities at any one time. Borrowings under the facilities are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. A balance of $84,103,000 was outstanding under the facilities at September 30, 1999.

Capital Lease  The Company completed the installation of an
-------------
Automated Meter Reading (AMR) system at Missouri Gas Energy during the first quarter of fiscal year 1999. The installation of the AMR system involved an investment of approximately $30,000,000 which is accounted for as a capital lease obligation. As of September 30, 1999, the capital lease obligation out-standing was $26,457,000 with a fixed rate of 5.79%. This system has improved meter reading accuracy and provided electronic accessibility to meters in residential customers' basements, thereby assisting in the reduction of the number of estimated bills.

UTILITY REGULATION AND RATES

On October 18, 1999, Southern Union Gas filed a $1,696,000 rate increase request for the El Paso service area with the City of El
Paso.

On August 21, 1998, Missouri Gas Energy was notified by the MPSC of its decision to grant a $13,300,000 annual increase to revenue effective on September 2, 1998, which is primarily earned volu-metrically. The MPSC rate order reflected a 10.93% return on common equity. The rate order, however, disallowed certain previously recorded deferred costs requiring a non-cash write-off of $2,221,000. The Company recorded this charge to earnings in its fiscal year ended June 30, 1998. On December 8, 1998, the MPSC denied rehearing requests made by all parties other than Missouri Gas Energy and granted a portion of Missouri Gas Energy's rehearing request. The MPSC will conduct further pro-ceedings to take additional evidence on those matters for which it granted Missouri Gas Energy a rehearing. If the MPSC adopts Missouri Gas Energy's positions on rehearing, then Missouri Gas Energy would be authorized an additional $2,200,000 of base revenues increasing the $13,300,000 initially authorized in its August 21, 1998 order to $15,500,000. The MPSC's orders are sub-ject to judicial review and although certain parties have argued for a reduction in Missouri Gas Energy's authorized base revenue increase on judicial review, Missouri Gas Energy expects such arguments to be unsuccessful.

On April 13, 1998, Southern Union Gas filed a $2,228,000 request for a rate increase from the city of El Paso, a request the city subsequently denied. On April 21, 1998, the city council of El Paso voted to reduce the Company's rates by $1,570,000 annually and to order a one-time cost of gas refund of $475,000. On
May 21, 1998, Southern Union Gas filed with the Railroad Commis-sion of Texas (RRC) an appeal of the city of El Paso's actions to reduce the Company's rates and require a one-time cost of gas refund. On December 21, 1998, the RRC issued its order imple-menting an $884,000 one-time cost of gas refund and a $99,000 base rate reduction. The cost of gas refund was completed in February 1999.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

In a letter dated May 10, 1999, the Missouri Department of Natural Resources ("MDNR") sent notice of a planned site inspection/removal site evaluation of the Kansas City Coal Gas Former Manufactured Gas Plant ("FMGP") site. This site (com-prised of two FMGP operations previously owned by two separate companies) is located at East First Street and Campbell in Kansas City, Missouri and is owned by Missouri Gas Energy. A 1988 in-vestigation of the site performed by an Environmental Protection Agency ("EPA") contractor determined that further remedial assessment was not required under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), as amended by the Superfund Amendments and Reauthorization Act of 1986. The MDNR has stated that the reassessment of the Kansas City coal gas site is part of a statewide effort to identify, evaluate, and prioritize the potential hazards posed by all of Missouri's FMGP sites. During July 1999, the Company sent appli-cations to MDNR submitting the two sites to the agency's Volun-tary Cleanup Program ("VCP"). The sites were accepted into the VCP on August 2, 1999. The Company subsequently sent proposed workplans for the environmental assessment of the sites to the MDNR.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

While the Company's evaluation of these Texas, Arizona and New Mexico MGP sites is in its preliminary stages, it is likely that some compliance costs may be identified and become subject to reasonable quantification. To the extent that such potential costs are quantified, the Company expects to provide any appro-priate accruals and seek recovery for such remediation costs through all appropriate means, including insurance and regulatory relief. Although significant charges to earnings could be required prior to rate recovery, management does not believe that environmental expenditures for such FMGP and MGP sites will have a material adverse effect on the Company's financial position, results of operations or cash flows.

On February 1, 1999, Southern Union submitted a proposal to the Board of Directors of Southwest Gas Corporation (Southwest) to acquire all of Southwest's outstanding common stock for $32.00 per share. Southwest then had a pending merger agreement with ONEOK, Inc. (ONEOK) at $28.50 per share. On February 22, 1999, Southern Union and Southwest both publicly announced Southern Union's proposal, after the Southwest Board of Directors deter-mined that Southern Union's proposal was a Superior Proposal (as defined in the Southwest merger agreement with ONEOK). At that time Southern Union entered into a Confidentiality and Standstill Agreement with Southwest at Southwest's insistence. On April 25, 1999, Southwest's Board of Directors rejected Southern Union's $32.00 per share offer and accepted an amended offer of $30.00 per share from ONEOK. On April 27, 1999, Southern Union increased its offer to $33.50 per share and agreed to pay interest which, together with dividends, would provide Southwest shareholders with a 6% annual rate of return on its $33.50 offer, commencing February 15, 2000, until closing. According to public statements by Southwest, Southern Union's revised proposal has also been rejected by Southwest's Board of Directors.

There are three lawsuits pending -- in federal district courts in Arizona, Nevada and Oklahoma -- that relate to activities sur-rounding Southern Union's efforts to acquire Southwest. In addi-tion, there is before the U. S. Court of Appeals for the Tenth Circuit, an appeal by Southern Union of a preliminary injunction entered by the Oklahoma federal district court. On October 11, 1999, Southern Union filed its first amended compliant in the Arizona action to include additional individual defendants and to incorporate additional facts required in the discovery process. Southern Union is vigorously pursuing its claims against Southwest, ONEOK, and certain individual defendants, and is vigorously defending itself against the claims by Southwest and ONEOK. The Company believes that the results of the above-noted Southwest Gas litigation will not have a materially adverse effect on the Company's financial condition.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



In August 1998, a jury in Edinburg, Texas concluded deliberations on the City of Edinburg's franchise fee lawsuit against PG&E Gas Transmission, Texas Corporation (formerly Valero Energy Corpora-tion (Valero)) and a number of its subsidiaries, as well as former Valero subsidiary Rio Grande Valley Gas Company (RGV) and RGV's successor company, Southern Union Company. The case, based upon events that occurred between 1985-1987, centers on specific contractual language in the 1985 franchise agreement between RGV and the City of Edinburg. Southern Union purchased RGV from Valero in October 1993. The jury awarded the plaintiff damages, against all defendants under several largely overlapping but mutually exclusive claims, totaling approximately $13,000,000. The trial judge subsequently reduced the award to approximately $700,000 against Southern Union and $7,800,000 against Valero and Southern Union together. The Company is pursuing reversal on appeal. The Company believes it will ultimately prevail, and that the outcome of this matter will not have a material adverse impact on the Company's results of operations, financial position or cash flows. Furthermore, the Company has not determined what impact, if any, this jury decision may have on other city franchises in Texas.

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

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The Company's core business is the distribution of natural gas as a public utility through three divisions: Southern Union Gas, Missouri Gas Energy (MGE) and Atlantic Utilities doing business as South Florida Natural Gas (SFNG). In addition, subsidiaries of Southern Union have been established to support and expand natural gas sales and to capitalize on the Company's gas energy expertise. These subsidiaries operate natural gas pipeline systems, market natural gas to end-users and distribute propane. By providing "one-stop shopping," the Com-pany can serve its various customers' specific energy needs, which encompass substantially all of the natural gas distribution and sales businesses from natural gas sales to specialized energy consulting services. Certain subsidiaries own or hold interests in real estate and other assets, which are primarily used in the Company's utility business.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 and 1998
----------------------------------------------

The Company recorded a net loss attributable to common stock of $6,100,000 for the three-month period ended September 30, 1999 compared to a net loss of $7,048,000 for the three-month period ended September 30, 1998. Net loss per common share, based on weighted average shares outstanding during the period, was $.20 in 1999 compared with a net loss per common share of $.23 in 1998. Due to the seasonal nature of the gas utility business, the three-month period ending September 30 is typically a loss period.

Operating revenues were $84,786,000 for the three-month period ended September 30, 1999, compared with operating revenues of $77,455,000 in 1998. Gas purchase costs for the three-month period ended September 30, 1999 were $39,277,000, compared with $34,674,000 in 1998. The Company's operating revenues are affected by the level of sales volumes and by the pass-through of increases or decreases in the Company's gas purchase costs through its purchased gas adjustment clauses. Additionally, revenues are affected by increases or decreases in gross receipts taxes (revenue-related taxes) which are levied on sales revenue as collected from customers and remitted to the various taxing authorities. Despite a 1% decrease in total gas sales volume from 12,151 MMcf in 1998 to 12,027 MMcf in 1999, operating revenues were favorably impacted by the $13,300,000 annual rate increase granted by the Missouri Public Service Commission (MPSC) to MGE effective September 2, 1998. Gas purchase costs increased 13% due to increases in the average cost of gas from $2.81 per Mcf in 1998 to $3.21 per Mcf in 1999. Changes in the average cost of gas result from seasonal impacts on demands for natural gas and the ensuing competitive pricing within the industry.

Net operating margin (operating margin less revenue-related taxes) increased $2,201,000 for the three-month period ended September 30, 1999 compared with the same period in 1998. Net operating margin increased principally as a result of the rate increase granted to MGE in September 1998, discussed above. Additionally gas distribution volumes increased 8% from 1998 to 1999 due to slightly colder weather during 1999.

Operating expenses, which include operating, maintenance and general expenses, depreciation and amortization, and taxes other than on income and revenues, were $39,737,000 for the three-month period ended September 30, 1999, a decrease of $234,000, compared with $39,971,000 in 1998.

Interest expense was $8,364,000 for the three-month period ended September 30, 1999, compared to $8,740,000 in 1998. Interest expense decreased in 1999 primarily due to a decrease in long-erm debt resulting from the June 1999 repurchase of $20,000,000 in Senior Notes.

           SOUTHERN UNION COMPANY AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Other expense for the three-month period ended September 30, 1999 was $1,157,000 compared to other income of $724,000 in 1998. Other expense for the three-month period ended September 30, 1999 primarily consists of $1,200,000 of costs associated with acqui-sition activities. This amount was offset by $222,000 in net rental income from Lavaca Realty Company ("Lavaca Realty"), the Company's real estate subsidiary. Other income for the three-month period ended September 30, 1998 consists of $340,000 in net rental income from Lavaca Realty and $195,000 related to the deferral of interest and other expenses associated with the Missouri Gas Energy Safety Program.

For the three-month period ended September 30, 1999, the federal and state income tax benefit increased $18,000 over the same period in 1998 primarily due to a higher effective tax rate of 39.5% in 1999 compared to 36% in 1998.

Twelve Months Ended September 30, 1999 and 1998
-----------------------------------------------

The Company recorded net earnings available for common stock of $11,393,000 for the twelve-month period ended September 30, 1999 compared with net earnings of $10,089,000 in 1998. Earnings per diluted share were $.35 in 1999 compared with earnings per diluted share of $.32 in 1998.

Operating revenues were $612,562,000 for the twelve-month period ended September 30, 1999, a decrease of 9%, compared with oper-ating revenues of $672,720,000 in 1998. Gas purchase costs for the twelve-month period ended September 30, 1999 were $346,904,000, a decrease of 15%, compared with gas purchase costs of $407,812,000 in 1998. Both operating revenues and gas pur-chase costs were primarily impacted by an 8% decrease in gas sales volume from 115,524 MMcf in 1998 to 105,938 MMcf in 1999. The decrease in sales volume was primarily due to significantly warmer weather throughout the Company's service areas during the twelve-month period ended September 30, 1999. Also contributing to the decrease in operating revenues and gas purchase costs was a 7% decrease in the average cost of gas from $3.50 per Mcf in 1998 to $3.25 per Mcf in 1999 as a result of decreases in average spot market gas prices. Operating revenues were also affected by an 8% decrease in revenue-related taxes. Offsetting these nega-tive factors was the $13,300,000 annual rate increase granted to MGE, as previously discussed.

Missouri Gas Energy service territories experienced weather which was 86% of a 30-year measure for the twelve-month period ended September 30, 1999 compared with 90% in 1998. Weather for Southern Union Gas service territories for the twelve-month period ended September 30, 1999 was 74% of a 30-year measure compared with 98% in 1998. About half of the customers served by Southern Union Gas are weather normalized.

Operating expenses were $165,816,000 for the twelve-month period ended September 30, 1999, an increase of 2%, compared with oper-ating expenses of $162,932,000 in 1998. The increase is pri-marily a result of a $3,029,000 increase in depreciation and amortization as a result of including certain costs into rate base that were previously deferred.

Interest expense was $35,622,000 for the twelve-month period ended September 30, 1999 compared to $35,174,000 in 1998. The increase in interest expense is primarily due to increased bor-rowings under the various financing facilities. See "Debt and Capital Lease" in the Notes to the Consolidated Financial State-ments for the period ended September 30, 1999 included herein.

During fiscal year 1998, the Company was impacted by pre-tax non-cash write-offs totaling $8,163,000 of previously recorded regu-latory assets. On August 18, 1998, the Missouri Court of Appeals denied the previously disclosed appeal by the Company of the MPSC's January 1997 Rate Order granted to MGE. Because of this decision, the Company recorded a one-time non-cash write-off of $5,942,000 of deferred costs recorded since 1994. On August 21, 1998, the MPSC also granted MGE a rate increase which, among other things, disallowed certain previously recorded deferred costs requiring an additional pre-tax non-cash write-off of $2,221,000. See "Write-Off

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



of Regulatory Assets" and "Contingencies" in the Notes to the Consolidated Financial Statements for the period ended
September 30, 1999 included herein.

Other expense for the twelve-month period ended September 30, 1999 was $3,695,000 compared to other income of $3,027,000 in 1998. Other expense for the twelve-month period ended
September 30, 1999 included: $5,039,000 of costs associated with various acquisition efforts which was partially offset by net rental income of Lavaca Realty of $1,331,000 and $457,000 in deferral of interest and other expenses associated with the MGE Safety Program. Other income for the twelve-month period ended September 30, 1998 included: $1,589,000 in deferral of interest and other expenses associated with the MGE Safety Program and net rental income of Lavaca Realty of $1,193,000.

For the twelve-month period ended September 30, 1999, federal and state income taxes increased $334,000 over the same period in 1998 due to an increase in pre-tax earnings as discussed above. The Company's consolidated federal and state effective income tax rate was 38% and 40% for the twelve-month period ended
September 30, 1999 and 1998, respectively.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following table sets forth certain information regarding the Company's domestic gas utility operations for the three- and twelve-month periods ended September 30, 1999 and 1998:

                       Three Months Ended    Twelve Months Ended
                          September 30,         September 30,
                         1999       1998       1999       1998
                       --------   --------   --------   --------

Average number of gas
 sales customers
 served:
  Residential.........  897,281    880,018    899,968    885,363
  Commercial..........   87,375     85,953     88,788     88,152
  Industrial and
   irrigation.........      574        578        571        565
  Public authorities
   and other..........    2,845      2,801      2,860      2,792
  Pipeline and
   marketing..........      235        229        236        232
                       --------   --------   --------   --------
    Total average
     customers served.  988,310    969,579    992,423    977,104
                       ========   ========   ========   ========

Gas sales in millions
 of cubic feet (MMcf)
  Residential.........    4,687      4,590     57,215     64,129
  Commercial..........    2,847      2,738     25,649     28,119
  Industrial and
   irrigation.........      326        414      1,370      1,656
  Public authorities
   and other..........      255        233      2,287      2,740
  Pipeline and
   marketing..........    3,143      3,960     18,486     18,925
                       --------   --------   --------   --------
    Gas sales billed..   11,258     11,935    105,007    115,569
  Net change in
   unbilled gas sales.      769        216        931        (45)
                       --------   --------   --------   --------
    Total gas sales...   12,027     12,151    105,938    115,524
                       ========   ========   ========   ========

Gas sales revenues
 (thousands of
 dollars):
  Residential......... $ 44,290   $ 41,577   $369,084   $409,227
  Commercial..........   16,836     15,287    142,417    159,816
  Industrial and
   irrigation.........    1,591      1,687      6,475      7,795
  Public authorities
   and other..........    1,159        935      8,752     11,139
  Pipeline and
   marketing..........    8,731      9,427     43,218     46,403
                       --------   --------   --------   --------
    Gas revenues
     billed...........   72,607     68,913    569,946    634,380
  Net change in
   unbilled gas sales
   revenues...........    4,571      1,242      5,706        195
                       --------   --------   --------   --------
    Total gas sales
     revenues......... $ 77,178   $ 70,155   $575,652   $634,576
                       ========   ========   ========   ========

Gas sales margin
 (thousands of
 dollars)............. $ 34,557   $ 32,598   $198,586   $194,731
                       ========   ========   ========   ========

Gas sales revenue per
 thousand cubic feet
 (Mcf) billed:
  Residential......... $  9.450   $  9.058   $  6.451   $  6.381
  Commercial..........    5.913      5.580      5.553      5.684
  Industrial and
   irrigation.........    4.875      4.075      4.726      4.707
  Public authorities
   and other..........    4.554      4.013      3.826      4.065
  Pipeline and
   marketing..........    2.778      2.381      2.338      2.452

Weather:
 Degree days:
  Southern Union Gas
   service
   territories........        3          0      1,580      2,119
  Missouri Gas Energy
   service
   territories........       92          8      4,522      4,708
 30-year measure:
  Southern Union Gas
   service
   territories........        5          5      2,134      2,152
  Missouri Gas Energy
   service
   territories........       59         59      5,246      5,243

Gas transported in
 millions of cubic
 feet (MMcf)..........   12,603     12,374     55,921     55,966
Gas transportation
 revenues (thousands
 of dollars).......... $  4,372   $  3,776   $ 20,752   $ 19,591


-------------------------

The above information does not include the Company's 43% equity ownership in a natural gas distribution company serving 19,500 customers in Piedras Negras, Mexico.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION

The Company's gas utility operations are seasonal in nature with a significant percentage of the annual revenues and earnings occurring in the traditional heating-load months. This season-ality results in a high level of cash flow needs during the peak winter heating season months, resulting from the required pay-ments to natural gas suppliers in advance of the receipt of cash payments from the Company's customers. The Company has histori-cally used internally generated funds and its credit facilities to provide funding for its seasonal working capital, continuing construction and maintenance programs and operational require-ments.

The principal source of funds during the three-month period ended September 30, 1999 was $63,100,000 borrowed under the Company's credit facilities. This provided funds for additions to property, plant and equipment of $20,418,000, operating outflows of $30,669,000 and other seasonal working capital needs of the Company.

The effective interest rate under the Company's current debt structure is 7.69% (including interest and the amortization of debt issuance costs and redemption premiums on refinanced debt).

The Company has availability under two revolving credit facili-ties (Revolving Credit Facilities) underwritten by a syndicate of banks. Of the Revolving Credit Facilities, $40,000,000 is available under a short-term facility which expires June 29, 2000, while $60,000,000 is available under a long-term facility which expires June 30, 2002. The Company has additional avail-ability under uncommitted line of credit facilities (Uncommitted Facilities) with various banks. Covenants under the Revolving Credit Facilities allow for up to $35,000,000 of borrowings under Uncommitted Facilities at any one time. Borrowings under the facilities are available for Southern Union's working capital, letter of credit requirements and other general corporate pur-poses. A balance of $84,103,000 was outstanding under the facilities at September 30, 1999.

Concurrent with the closing of the Pennsylvania Enterprises, Inc.
(PNT) merger, the Company intends to issue approximately $350,000,000 of Senior Notes which will be used to (i) fund the cash portion of the consideration to be paid to the PNT share-holders; (ii) refinance certain debt of PNT; and (iii) repay outstanding borrowings under the Company's various credit facili-ties. These Senior Notes will be senior unsecured obligations and will rank equally in right of payment with each other and with the Company's other unsecured and unsubordinated obliga-tions, including the 7.60% Senior Notes due 2024.

The Company will retain its borrowing availability under its Revolving Credit Facilities, as discussed above. Borrowing under these credit facilities will continue to be used to provide funding for the seasonal working capital needs of the Company. Internally-generated funds from operations will be used princi-pally for the Company's ongoing construction and maintenance programs and operational needs and may also be used periodically to reduce outstanding debt. From time to time, the Company may also repurchase shares of common stock in the open market in order to minimize any adverse effect from potential selling activity that may result from the increase in public float of its common stock subsequent to the PNT merger.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



YEAR 2000

The Company is currently winding up its efforts to address the Year 2000 problem and, as of September 30, 1999, it announced that its mission-critical systems that provide natural gas ser-vices are ready for the Year 2000. The Year 2000 problem is the inability of computer application software programs to distin-guish between the year 1900 and 2000 due to a commonly-used pro-gramming convention. Unless such programs are modified or replaced prior to 2000, calculations and interpretations based on date-based arithmetic or logical operations performed by such programs may be incorrect.

Management's plan addressing the impact of the Year 2000 issue on the Company focuses on the following areas: application systems, process control systems (embedded chips), technology infrastruc-ture, physical infrastructure, and third party business partners and suppliers with which the Company has significant relation-ships. Management's analysis and review of these areas is com-prised primarily of five phases: developing an inventory of hardware, software and embedded chips; assessing the degree to which each area is currently Year 2000 ready; performing renovations and repairs as needed to attain Year 2000 readiness; testing to ensure Year 2000 readiness; and developing a con-tingency plan if repair and renovation efforts are either unsuc-cessful or untimely.

Management has completed the inventory, assessment and testing phases regarding application systems, process control systems and technology infrastructure, and is performing renovations and repairs in each of these categories. The Company's renovation and repair efforts are substantially complete. Validation and confirmation testing of affected areas will continue through cal-endar year 1999. The review of critical business partners, gas transporters and suppliers is in the assessment stage and the Company will continue to confirm the readiness of these third parties through calendar year 1999. Costs incurred to date have primarily consisted of labor from the redeployment of existing information technology, legal and operational resources. The Company has incurred costs to date on this project of approxi-mately $2,000,000. The Company expects to spend approximately $4,500,000 for these Year 2000 readiness efforts. Included in this estimate are equipment leasing expenses of approximately $1,500,000 that will be incurred over the life of the equipment. Also included in this estimate are costs associated with contin-gency planning, software licensing and consulting expenses that will be incurred prior to the end of 1999. To the extent that such costs are incurred in Year 2000 readiness efforts, the Com-pany will attempt recovery for such costs through regulatory relief.

During the past several years the Company has replaced most of its financial and operating software programs and Year 2000 testing has established that these programs are now Year 2000 ready. These new programs have significantly reduced the costs the Company has incurred to become Year 2000 ready. Addi-tionally, the Company has developed a contingency plan in the event that supplier or internal operational failures do occur and that plan is being implemented throughout the Company. The costs associated with this effort are being evaluated and cannot yet be determined. Although the Company does not presently anticipate a material business interruption as a result of the Year 2000, the worst case scenario if all of the Company's Year 2000 efforts failed, including the failure of third party providers to deliver services, could result in daily lost revenues of approximately $3,200,000. This estimate is based on historical revenues recog-nized in the months of January, February and March.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Management's Discussion and Analysis of Results of Opera-tions and Financial Condition and other sections of this Form 10-Q contain forward-looking statements that are based on current expectations, estimates and projections about the industry in which the Company operates, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are outside the Company's control. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to put undue reliance on such forward-looking statements. Stockholders may review the Company's reports filed in the future with the Securities and Exchange Commission for more current descriptions of developments that could cause actual results to differ materially from such forward-looking statements.

Factors that could cause or contribute to actual results dif-fering materially from such forward-looking statements include the following: cost of gas; gas sales volumes; weather condi-tions in the Company's service territories; the achievement of operating efficiencies and the purchases and implementation of new technologies for attaining such efficiencies; impact of rela-tions with labor unions of bargaining-unit employees; the receipt of timely and adequate rate relief; the outcome of pending and future litigation; governmental regulations and proceedings affecting or involving the Company; the impact of any Year 2000 disruption; and the nature and impact of any extraordinary trans-actions such as any acquisition or divestiture of a business unit or any assets. These are representative of the factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions, and general economic conditions, including interest rate fluctuations, federal, state and local laws and regulations affecting the retail gas industry or the energy industry generally, and other factors.

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

               RESULTS OF VOTES OF SECURITY HOLDERS



Southern Union held its Annual Meeting of Stockholders on
October 19, 1999. The following matters were submitted for a vote and approved by Southern Union's security holders: (i) the re-election of three persons to serve as the Class III directors until the 2002 Annual Meeting of Stockholders or until their successors are duly elected and qualified; (ii) approval of (a) the Agreement of Merger between the Company and Pennsylvania Enterprises, Inc., a Pennsylvania corporation, dated as of June 7, 1999 whereby PNT will merge with and into the Company, with the Company being the surviving corporation and (b) the issuance of shares of Southern Union common stock pursuant to the merger agreement; (iii) approval of the following amendments to the Company's Restated Certificate of Incorporation: (a) to increase the number of authorized shares of Southern Union common stock from 50,000,000 to 200,000,000; (b) to grant the Board the authority to issue 6,000,000 shares of preferred stock in series the Board deems appropriate and to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or re-strictions thereof; and (c) to repeal the rights, powers privileges and preferences of Southern Union's currently autho-rized cumulative preferred stock; (iv) approval of an amendment to the Company's Restated Certificate of Incorporation to increase the maximum number of directors from 12 to 15; and (v) approval of an additional 3,000,000 shares of common stock to be eligible for grant under the Southern Union 1992 Long-Term Stock Incentive Plan.

The number of votes cast in favor, abstain or withheld for each nominee for director, and for any proposal voted on at the Annual
Meeting of Stockholders, were:

                                    For       Abstain   Withheld
                                 ----------   -------   --------

Re-election of nominees as
 Class III Directors:
  George L. Lindemann.........   27,515,630      --       197,643
  Peter H. Kelley.............   27,513,277      --       197,643
  Dan K. Wassong..............   27,515,684      --       197,643

Proposal to approve PNT
 merger and common stock
 issuance.....................   20,464,047    6,140      614,249

Proposal to approve the Com-
 pany's Restated Certificate
 of Incorporation to increase
 authorized shares of
 Southern Union common
 stock, to allow ability to
 issue preferred stock and to
 repeal rights of currently
 authorized cumulative
 preferred stock..............   20,344,764   11,246      738,427

Proposal to approve an amend-
 ment to the Company's
 Restated Certificate of
 Incorporation to increase
 the maximum number of
 directors from 12 to 15......   21,020,790   13,798       49,847

Proposal to approve additional
 3,000,000 shares of common
 stock to be eligible for
 grant under the Southern
 Union 1992 Long-Term Stock
 Incentive Plan...............   19,601,183  390,740    1,092,514

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



                               SOUTHERN UNION COMPANY
                               ----------------------
                                   (Registrant)







Date   October 21, 1999        By  RONALD J. ENDRES
                                  ------------------
                                   Ronald J. Endres
                                   Executive Vice President and
                                   Chief Financial Officer




Date   October 21, 1999        By  DAVID J. KVAPIL
                                  -----------------
                                   David J. Kvapil
                                   Senior Vice President and
                              Corporate Controller
                                   (Principal Accounting Officer)

                          EXHIBIT 27

                    FINANCIAL DATA SCHEDULE