Form 10-Q
period 1999-12-31
SOUTHERN UNION CO
filed 2000-02-14
CIK 203248

=================================================================

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549
                        ----------------

                            FORM 10-Q

                  For the quarterly period ended
                  ------------------------------

                        December 31, 1999


                    Commission File No. 1-6407

                        ----------------


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes       No
                                          ---      ---

The number of shares of the registrant's Common Stock outstanding on February 4, 2000 was 47,945,778.


=================================================================

              SOUTHERN UNION COMPANY AND SUBSIDIARIES
                            FORM 10-Q
                        December 31, 1999
                              Index




PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated statements of operations - three, six and twelve months ended December 31, 1999 and 1998

           Consolidated balance sheet - December 31, 1999 and
           1998 and June 30, 1999

           Consolidated statement of stockholders' equity - six months ended December 31, 1999 and twelve months ended June 30, 1998

           Consolidated statements of cash flows - three, six and twelve months ended December 31, 1999 and 1998

           Notes to consolidated financial statements

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations

  Item 3.  Quantitative and Qualitative Disclosures about Market
           Risk

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings

             (See "COMMITMENTS AND CONTINGENCIES" in Notes to
             Consolidated Financial Statements)


  Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibit 3(a)  -- Certificate of Amendment of Re-
                                 stated Certificate of Incorpora-
                                 tion of Southern Union Company

           (b)  Exhibit 3(b)  -- Bylaws of Southern Union Com-
                                 pany, as amended

           (c)  Exhibit 10(a) -- Employment agreement between
                                 Thomas F. Karam and Southern
                                 Union Company dated December 28,
                                 1999

           (d)  Exhibit 10(b) -- Secured Promissory Note and
                                 Security Agreements between
                                 Thomas F. Karam and Southern
                                 Union Company dated December 20,
                                 1999

           (e)  Exhibit 27    -- Financial Data Schedule

           (f)  Reports on Form 8-K

                  Date
                 Filed             Description of Filing
                --------  ---------------------------------------

                11/18/99  Announcement of completed merger on
                          November 4, 1999 with Pennsylvania
                          Enterprises, Inc.

                11/19/99  Form of purchase and pricing agreement
                          dated October 27, 1999 with respect to
                          8.25% Senior Notes issued on
                          November 3, 1999.

                11/19/99  Announcement of definitive merger
                          agreement on November 15, 1999 with
                          Providence Energy Corporation.

                12/06/99  Announcement of definitive merger
                          agreement on November 30, 1999 with
                          Valley Resources, Inc.

                12/30/99  Mortgage Bonds of Pennsylvania
                          Enterprises, Inc.'s utility subsidiary
                          that were assumed by Southern Union
                          Company in connection with the consum-
                          mation of the November 4, 1999 merger.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF OPERATIONS



                                  Three Months Ended December 31,
                                  -------------------------------
                                      1999               1998
                                  ------------       ------------
                                   (thousands of dollars, except
                                   shares and per share amounts)

Operating revenues..............  $   239,595        $   174,224
Cost of gas and other energy....      145,113            103,938
                                  -----------        -----------
  Operating margin..............       94,482             70,286
Revenue-related taxes...........       11,256              9,244
                                  -----------        -----------
  Net operating margin..........       83,226             61,042

Operating expenses:
  Operating, maintenance and
    general.....................       34,194             27,074
  Depreciation and amortization.       13,500             10,496
  Taxes, other than on income
    and revenues................        4,634              3,486
                                  -----------        -----------
    Total operating expenses....       52,328             41,056
                                  -----------        -----------
    Net operating revenues......       30,898             19,986
                                  -----------        -----------

Other income (expenses):
  Interest......................      (13,299)            (9,142)
  Dividends on preferred securi-
    ties of subsidiary trust....       (2,370)            (2,370)
  Other, net....................       (3,336)              (162)
                                  -----------        -----------
    Total other expenses, net...      (19,005)           (11,674)
                                  -----------        -----------
    Earnings before income
      taxes.....................       11,893              8,312

Federal and state income taxes..        4,761              2,938
                                  -----------        -----------

Net earnings available for
  common stock..................  $     7,132        $     5,374
                                  ===========        ===========

Net earnings per share:
  Basic.........................  $       .17        $       .17
                                  ===========        ===========
  Diluted.......................  $       .17        $       .16
                                  ===========        ===========

Weighted average shares
  outstanding:
    Basic.......................   41,365,566         31,121,780
                                  ===========        ===========
    Diluted.....................   43,224,186         32,621,213
                                  ===========        ===========



                     See accompanying notes.

           SOUTHERN UNION COMPANY AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF OPERATIONS



                                    Six Months Ended December 31,
                                    -----------------------------
                                        1999             1998
                                    ------------     ------------
                                    (thousands of dollars, except
                                    shares and per share amounts)

Operating revenues................  $   324,381      $   251,679
Cost of gas and other energy......      184,390          138,613
                                    -----------      -----------
  Operating margin................      139,991          113,066
Revenue-related taxes.............       15,220           12,681
                                    -----------      -----------
  Net operating margin............      124,771          100,385

Operating expenses:
  Operating, maintenance and
    general.......................       59,458           53,121
  Depreciation and amortization...       24,348           20,913
  Taxes, other than on income and
    revenues......................        8,259            6,992
                                    -----------      -----------
      Total operating expenses....       92,065           81,026
                                    -----------      -----------
      Net operating revenues......       32,706           19,359
                                    -----------      -----------

Other income (expenses):
  Interest........................      (21,663)         (17,882)
  Dividends on preferred securi-
    ties of subsidiary trust......       (4,740)          (4,740)
  Other, net......................       (4,493)             563
                                    -----------      -----------
    Total other expenses, net.....      (30,896)         (22,059)
                                    -----------      -----------

    Earnings (loss) before income
      taxes (benefit).............        1,810           (2,700)

Federal and state income taxes
  (benefit).......................          778           (1,026)
                                    -----------      -----------

Net earnings (loss) available
  for common stock................  $     1,032      $    (1,674)
                                    ===========      ===========

Net earnings (loss) per share:
  Basic...........................  $       .03      $      (.05)
                                    ===========      ===========
  Diluted.........................  $       .03      $      (.05)
                                    ===========      ===========

Weighted average shares
  outstanding:
    Basic.........................   36,145,598       31,110,226
                                    ===========      ===========
    Diluted.......................   37,936,744       31,110,226
                                    ===========      ===========


                    See accompanying notes.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF OPERATIONS



                                 Twelve Months Ended December 31,
                                 --------------------------------
                                     1999                1998
                                 ------------        ------------
                                  (thousands of dollars, except
                                  shares and per share amounts)

Operating revenues.............  $   677,933         $   625,782
Cost of gas and other energy...      388,078             367,917
                                 -----------         -----------
  Operating margin.............      289,855             257,865
Revenue-related taxes..........       34,573              32,936
                                 -----------         -----------
  Net operating margin.........      255,282             224,929

Operating expenses:
  Operating, maintenance and
    general....................      116,030             110,189
  Depreciation and
    amortization...............       45,291              40,203
  Taxes, other than on income
    and revenues...............       15,768              14,444
                                 -----------         -----------
      Total operating expenses.      177,089             164,836
                                 -----------         -----------
      Net operating revenues...       78,193              60,093
                                 -----------         -----------

Other income (expenses):
  Interest.....................      (39,779)            (35,192)
  Dividends on preferred
    securities of subsidiary
    trust......................       (9,480)             (9,480)
  Write-off of regulatory
    assets.....................         --                (8,163)
  Other, net...................       (6,870)              2,273
                                 -----------         -----------
    Total other expenses, net..      (56,129)            (50,562)
                                 -----------         -----------

    Earnings before income
      taxes....................       22,064               9,531

Federal and state income taxes.        8,913               3,805
                                 -----------         -----------

Net earnings available for
  common stock.................  $    13,151         $     5,726
                                 ===========         ===========

Net earnings per share:
  Basic........................  $       .39         $       .18
                                 ===========         ===========
  Diluted......................  $       .37         $       .18
                                 ===========         ===========

Weighted average shares
  outstanding:
    Basic......................   33,680,640          31,096,197
                                 ===========         ===========
    Diluted....................   35,308,213          32,387,646
                                 ===========         ===========


                   See accompanying notes.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEET

                           ASSETS



                               December 31,            June 30,
                         -------------------------   ------------
                             1999         1998           1999
                         ------------ ------------   ------------
                                (unaudited)
                                   (thousands of dollars)

Property, plant and
  equipment:
    Plant in service...  $ 1,529,005  $ 1,087,434    $ 1,106,905
    Construction work
      in progress......       33,414        9,814         13,271
                         -----------  -----------    -----------
                           1,562,419    1,097,248      1,120,176
    Less accumulated
      depreciation and
      amortization.....     (489,223)    (372,584)      (376,212)

                           1,073,196      724,664        743,964
    Additional purchase
      cost assigned to
      utility plant,
      net..............      388,472      136,344        134,296
                         -----------  -----------    -----------

    Net property, plant
      and equipment....    1,461,668      861,008        878,260
                         -----------  -----------    -----------

Current assets:
  Accounts receivable,
    billed and
    unbilled...........      149,233      101,765         50,693
  Inventories, princi-
    pally at average
    cost...............       70,405       36,434         29,373
  Prepayments and
    other..............        7,141        2,757          4,692
                         -----------  -----------    -----------

      Total current
        assets.........      226,779      140,956         84,758
                         -----------  -----------    -----------

Deferred charges.......      133,022       90,636         96,635

Investment securities..       12,160        5,000         12,000

Real estate............       12,520        9,520          9,420

Other..................       15,021        7,953          6,275
                         -----------  -----------    -----------


  Total assets.........  $ 1,861,170  $ 1,115,073    $ 1,087,348
                         ===========  ===========    ===========



                   See accompanying notes.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

              STOCKHOLDERS' EQUITY AND LIABILITIES



                               December 31,            June 30,
                         -------------------------   ------------
                             1999         1998           1999
                         ------------ ------------   ------------
                                (unaudited)
                                   (thousands of dollars)

Common stockholders'
  equity:
    Common stock, $1
      par value; autho-
      rized 200,000,000
      shares; issued
      48,049,438
      shares...........  $    48,049  $    29,733    $    31,240
    Premium on capital
      stock............      592,097      260,093        276,610
    Less treasury
      stock, at cost...      (2,120)         (794)          (794)
    Less common stock
      held in trust....      (10,019)        --           (5,562)
    Accumulated other
      comprehensive
      income (loss)....         (436)        --             (436)
    Retained earnings..        1,032        6,166           --
                         -----------  -----------    -----------
    Total common stock-
      holders' equity..      628,603      295,198        301,058

Company-obligated
  mandatorily redeem-
  able preferred
  securities of sub-
  sidiary trust
  holding solely
  subordinated notes
  of Southern Union....      100,000      100,000        100,000

Long-term debt and
  capital lease obliga-
  tion.................      734,878      411,971        390,931
                         -----------  -----------    -----------

  Total capitalization.    1,463,481      807,169        791,989

Current liabilities:
  Long-term debt and
    capital lease
    obligation due
    within one year....        1,971        2,001          2,066
  Notes payable........       12,903       50,003         21,003
  Accounts payable.....       75,294       54,741         37,834
  Federal, state and
    local taxes........       12,467       14,667         13,300
  Accrued interest.....       16,278       12,324         12,176
  Customer deposits....       17,834       18,662         17,682
  Deferred gas pur-
    chase costs........       19,292        4,415         22,955
  Other................       20,231       16,496         16,612
                         -----------  -----------    -----------

    Total current
      liabilities......      176,270      173,309        143,628
                         -----------  -----------    -----------

Deferred credits and
  other................       98,843       73,250         81,493
Accumulated deferred
  income taxes.........      122,576       61,345         70,238
Commitments and
  contingencies........         --           --             --
                         -----------  -----------    -----------

  Total................  $ 1,861,170  $ 1,115,073    $ 1,087,348
                         ===========  ===========    ===========


                      See accompanying notes.

           SOUTHERN UNION COMPANY AND SUBSIDIARIES

       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                               Accum-
           Common                              ulated
           Stock,  Premium            Common   Other
             $1    Capital  Treasury  Stock    Compre- Retained
            Par       on    Stock at   Held    hensive Earnings
           Value    Stock     Cost   in Trust  Income  (Deficit)   Total
          ------- --------  -------- --------  ------- --------- --------
                               (thousands of dollars)
Balance
July 1,
1998..... $28,252 $252,638  $  (794) $   --    $ --    $ 16,738  $296,834

 Compre-
 hensive
 income:
  Net
   earn-
   ings..    --       --       --        --      --      10,445    10,445
  Minimum
   pen-
   sion
   lia-
   bility
   ad-
   just
   ment;
   net of
   tax...    --       --       --        --     (436)      --        (436)
                                                                 --------
  Compre-
   hen-
   sive
   in-
   come..                                                          10,009
                                                                 --------
 Common
  stock
  held in
  Trust..    --       --               (5,562)   --        --      (5,562)
 5% stock
  divi-
  dend -
  de-
  clared
  Novem-
  ber 11,
  1998...   1,411    7,483     --        --      --      (8,898)       (4)
 5% stock
  divi-
  dend -
  de-
  clared
  July
  13,
  1999...   1,485   16,797     --        --      --     (18,285)       (3)
 Exercise
  of
  stock
  options      92     (308)    --        --      --        --        (216)
          ------- --------  -------  --------  -----    -------  --------

Balance
June 30,
1999.....  31,240  276,610     (794)   (5,562)  (436)      --     301,058

 Net
  earn-
  ings...    --       --       --        --      --       1,032     1,032

 Issuance
  of
  stock
  for ac-
  quisi-
  tion...  16,714  315,235     --        --      --        --     331,949

 Purchase
  of
  trea-
  sury
  stock..    --       --     (1,326)     --      --        --      (1,326)

 Common
  stock
  held in
  trust      --       --               (4,457)   --        --      (4,457)

 Exercise
  of
  stock
  options      95      252     --        --      --        --         347
          ------- --------  -------  --------  ------  --------  --------


Balance
December
31, 1999. $48,049 $592,097  $(2,120) $(10,019) $ (436) $  1,032  $628,603
          ======= ========  =======  ========  ======  ========  ========



                    See accompanying notes.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF CASH FLOWS



                                            Three Months Ended
                                               December 31,
                                          -----------------------
                                             1999         1998
                                          ----------   ----------
                                          (thousands of dollars)

Cash flows from (used in) operating
  activities:
    Net earnings........................  $   7,132    $   5,374
    Adjustments to reconcile net
      earnings to net cash flows from
      (used in) operating activities:
        Depreciation and amortization...     13,500       10,496
        Deferred income taxes...........      1,385        1,095
        Provision for bad debts.........       (866)       1,068
        Deferred interest expense.......         46          169
        Other...........................        442          339
        Changes in assets and liabili-
          ties, net of acquisitions:
            Accounts receivable, billed
              and unbilled..............    (82,108)     (65,875)
            Accounts payable............     32,352       28,263
            Taxes and other liabilities.     11,581       12,799
            Customer deposits...........        292        1,012
            Deferred gas purchases......      5,037        5,683
            Inventories.................        817        2,117
            Other.......................     (2,647)          22
                                          ---------    ---------
    Net cash flows from (used in)
      operating activities..............    (13,037)       2,562
                                          ---------    ---------
Cash flows used in investing activities:
  Additions to property, plant and
    equipment...........................    (22,404)     (20,730)
  Acquisition of operations, net of
    cash received.......................    (35,831)        --
  Purchase of investment securities.....    (10,634)        --
  Notes receivable......................     (4,000)        --

  Increase (decrease) in customer
    advances............................         (1)         555
  Increase in deferred charges and
    credits.............................      2,615        3,751
  Other.................................        (37)         (89)
                                          ---------    ---------
    Net cash flows used in investing
      activities........................    (70,292)     (16,513)
                                          ---------    ---------
Cash flows from (used in) financing
  activities:
    Issuance of long-term debt..........    300,000         --
    Issuance cost of debt...............     (6,498)        --
    Repayment of debt and capital lease
      obligation........................   (137,413)        (556)
    Premium on early extinguishment of
      acquired debt.....................       (719)        --
    Net (payments) borrowings under
      revolving credit facility.........    (71,200)       7,900
    Purchase of treasury stock..........     (1,326)        --
    Increase in cash overdrafts.........       --          6,516
    Other...............................       (111)          91
                                          ---------    ---------
      Net cash flows from financing
        activities......................     82,733       13,951
                                          ---------    ---------
Decrease in cash and cash equivalents...       (596)        --
Cash and cash equivalents at beginning
  of period.............................        596         --
                                          ---------    ---------
Cash and cash equivalents at end of
  period................................  $    --      $    --
                                          =========    =========

Supplemental disclosures of cash flow
  information:
    Cash paid (refunded) during the
      period for:
        Interest........................  $   5,763    $   2,507
                                          =========    =========
        Income taxes....................  $    --      $  (1,034)
                                          =========    =========


                    See accompanying notes.

           SOUTHERN UNION COMPANY AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CASH FLOWS



                                             Six Months Ended
                                                December 31,
                                          -----------------------
                                             1999         1998
                                          ----------   ----------
                                          (thousands of dollars)

Cash flows from (used in) operating
  activities:
    Net earnings (loss).................  $   1,032    $  (1,674)
    Adjustments to reconcile net
      earnings (loss) to net cash flows
      used in operating activities:
        Depreciation and amortization...     24,348       20,913
        Deferred income taxes...........       (230)      (1,260)
        Provision for bad debts.........       (346)       1,179
        Deferred interest expense.......         79          364
        Other...........................        797          712
        Changes in assets and liabili-
          ties, net of acquisitions:
            Accounts receivable, billed
              and unbilled..............    (72,744)     (49,185)
            Accounts payable............     20,870       21,939
            Taxes and other liabilities.        (88)         275
            Customer deposits...........        152          976
            Deferred gas purchases......     (7,531)      (7,844)
            Inventories.................    (10,054)     (10,273)
            Other.......................          9          668
                                          ---------    ---------
    Net cash flows used in operating
      activities........................    (43,706)     (23,210)
Cash flows used in investing activities:
  Additions to property, plant and
    equipment...........................    (42,822)     (34,965)
  Acquisition of operations, net of
    cash received.......................    (35,831)        --
  Purchase of investment securities.....    (12,047)        --
  Notes receivable......................     (4,000)        --

  Increase in customer advances.........        834        1,708
  Increase (decrease) in deferred
    charges and credits.................     (1,908)       1,095
  Other.................................        421        1,751
                                          ---------    ---------
    Net cash flows used in investing
      activities........................    (95,353)     (30,411)
                                          ---------    ---------
Cash flows from (used in) financing
  activities:
    Issuance of long-term debt..........    300,000         --
    Issuance cost of debt...............     (6,498)        --
    Repayment of debt and capital lease
      obligation........................   (137,908)      (1,039)
    Premium on early extinguishment of
      acquired debt.....................       (719)        --
    Net (payments) borrowings under
      revolving credit facility.........     (8,100)      48,403
    Purchase of treasury stock..........     (1,326)        --
    Change in cash overdrafts...........     (6,655)       6,231
    Other...............................        265           26
                                          ---------    ---------
      Net cash flows from financing
        activities......................    139,059       53,621
                                          ---------    ---------
Change in cash and cash equivalents.....       --           --
Cash and cash equivalents at beginning
  of period.............................       --           --
                                          ---------    ---------
Cash and cash equivalents at end of
  period................................  $    --      $    --
                                          =========    =========

Supplemental disclosures of cash flow
  information:
    Cash paid (refunded) during the
      period for:
        Interest........................  $  23,217    $  17,779
                                          =========    =========
        Income taxes....................  $    --      $    (934)
                                          =========    =========


                  See accompanying notes.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF CASH FLOWS


                                           Twelve Months Ended
                                               December 31,
                                         ------------------------
                                            1999          1998
                                         ----------    ----------
                                          (thousands of dollars)

Cash flows from operating activities:
  Net earnings.........................  $  13,151     $   5,726
  Adjustments to reconcile net
    earnings to net cash flows from
    operating activities:
      Depreciation and amortization....     45,291        40,203
      Deferred income taxes............      8,896         5,364
      Provision for bad debts..........      1,754         4,588
      Deferred interest expense........        334          (588)
      Write-off of regulatory assets...       --           8,163
      Other............................      1,089         1,614
      Changes in assets and liabili-
        ties, net of acquisitions:
          Accounts receivable, billed
            and unbilled...............    (23,771)       28,145
          Accounts payable.............      4,159       (23,632)
          Taxes and other liabilities..     (1,603)       (6,278)
          Customer deposits............       (828)        1,142
          Deferred gas purchases.......     11,011        33,378
          Inventories..................     (2,994)        1,410
          Other........................       (132)        1,750
                                         ---------     ---------
    Net cash flows from operating
      activities.......................     56,357       100,985
                                         ---------     ---------
Cash flows used in investing
  activities:
    Additions to property, plant and
      equipment........................    (81,004)      (72,808)
    Acquisition of operations, net of
      cash received....................    (35,831)        7,247
    Purchase of investment securities..    (19,047)         --
    Notes receivable...................     (4,000)         --

    Increase in customer advances......      1,265         3,014
    Increase (decrease) in deferred
      charges and credits..............     (7,089)        3,059
    Other..............................       (445)        3,829
                                         ---------     ---------
      Net cash flows used in investing
        activities.....................   (146,151)      (55,659)
                                         ---------     ---------
Cash flows from (used in) financing
  activities:
    Issuance of long-term debt.........    300,000          --
    Issuance cost of debt..............     (6,498)         --
    Repayment of debt and capital
      lease obligation.................   (157,706)       (1,868)
    Premium on early extinguishment of
      acquired debt....................       (719)         --
    Net payments under revolving
      credit facility..................    (37,100)      (43,797)
    Purchase of treasury stock.........     (1,326)         --
    Change in cash overdrafts..........     (6,853)          731
    Other..............................         (4)         (392)
                                         ---------     ---------
      Net cash flows from (used in)
        financing activities...........     89,794       (45,326)
                                         ---------     ---------
Change in cash and cash equivalents....       --            --
Cash and cash equivalents at beginning
  of period............................       --            --
                                         ---------     ---------
Cash and cash equivalents at end of
  period...............................  $    --       $    --
                                         =========     =========

Supplemental disclosures of cash flow
  information:
    Cash paid during the period for:
      Interest.........................  $  50,477     $  34,203
                                         =========     =========
      Income taxes.....................  $   2,118     $   1,827
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

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments (including both normal recurring as well as any non-recurring) necessary for a fair presentation of the results of operations for such periods. Because of the seasonal nature of the Company's operations, the results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. Also, as described below, the Company acquired Pennsylvania Enter-prises, Inc. on November 4, 1999. Accordingly, the income from the acquired operations are consolidated with the Company beginning on that date. Thus, the results of operations for the three-, six- and twelve-month periods ended December 31, 1999 are not indicative of results that would necessarily be achieved for a full year since the majority of the Company's operating margin is recorded during the winter heating season. For these reasons, the results of operations of the Company for the periods subse-quent to this acquisition are not comparable to those periods prior to the acquisition nor are the 1999 results of operations comparable with prior periods.

ACQUISITIONS

Pennsylvania Enterprises, Inc.
------------------------------

On November 4, 1999, the Company acquired Pennsylvania Enter-prises, Inc. (hereafter referred to as the "Pennsylvania Opera-tions") in a transaction valued at approximately $500 million, including assumption of debt of approximately $150 million. The Company issued approximately 17 million shares of common stock and paid approximately $36 million in cash to complete the transaction. The Pennsylvania Operations are headquartered in Wilkes-Barre, Pennsylvania with natural gas distribution being its primary business. The principal operating division of the Pennsylvania Operations is the PG Energy division of the Company which serves more than 152,000 gas customers in northeastern and central Pennsylvania. Subsidiaries of the Company included in the Pennsylvania Operations include PG Energy Services Inc., Keystone Pipeline Services, Inc. (a wholly-owned subsidiary of PG Energy Services, Inc.), PEI Power Corporation, and Theta Land Corporation. PG Energy Services Inc. markets a diversified range of energy-related products and services under the name of PG Energy Power Plus and supplies propane under the name of PG Energy Propane. Keystone Pipeline Services, Inc. provides pipe-line and fiber optic cable construction, installation, mainte-nance, and rehabilitation services. PEI Power Corporation operates a cogeneration plant that generates steam and electricity for resale. Theta Land Corporation which provided land management and development services for more than 44,000 acres of land was sold for $12,150,000 subsequent to December 31, 1999. In accordance with generally accepted accounting princi-ples relative to business combinations, no gain or loss was recognized on this transaction.

The Company funded the acquisition and related refinancings with the sale of $300,000,000 of 8.25% Senior Notes due 2029 completed on November 3, 1999 (8.25% Senior Notes). See Debt and Capital Lease. The assets of the Pennsylvania Operations have been included in the consolidated balance sheet of the Company at December 31, 1999 and income from the Pennsylvania Operations have been included in the statement of consolidated operations beginning November 4, 1999. The acquisition was accounted for using the purchase method. The additional purchase cost assigned to utility plant of approximately $257,290,000 reflects the excess of the purchase price over the historical book carrying value of the utility plant purchased. Amortization of the additional purchase cost assigned to utility plant is provided on a straight-line basis over forty years.

Prior to the consummation of the acquisition, the Company pur-chased 358,500 shares of Pennsylvania Enterprises, Inc. stock for $11,887,000 during both the first and second quarter of the Com-pany's fiscal year 2000. As all necessary approvals for the merger had not been obtained, these purchases were treated as investment securities.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Pro Forma Financial Information
-------------------------------

The following unaudited pro forma financial information for the six-month periods ended December 31, 1999 and 1998 is presented as though the following events had occurred at the beginning of the earliest period presented: (i) the acquisition of Pennsylvania Enterprises, Inc.; (ii) the sale of the 8.25% Senior Notes; and (iii) the refinancing of certain short-term and long-term debt at the time of acquisition. The pro forma financial information is not necessarily indicative of the results which would have actually been obtained had the acquisition of Pennsylvania Enterprises, Inc., the sale of senior notes or the refinancings been completed as of the assumed date for the periods presented or which may be obtained in the future.

                                              Six Months Ended
                                                December 31,
                                          -----------------------
                                             1999         1998
                                          ----------   ----------

Operating revenues......................  $ 372,866    $ 339,651
Income (loss) before extraordinary item. (9,907) (6,657) Net earnings (loss) available for
  common stock..........................     (9,907)      (6,657)
Net earnings (loss) per common stock:
  Basic.................................       (.21)        (.14)
  Diluted...............................       (.21)        (.14)

Other Acquisitions
------------------

On December 1, 1999, Southern Union and Valley Resources, Inc. ("Valley Resources") (AMEX: VR) announced a definitive merger agreement. The agreement calls for Valley Resources to merge into Southern Union in a transaction valued at approximately $160 million, including the assumption of debt of approximately $30 million. If approved, each Valley Resources shareholder will receive $25.00 per Valley Resources share in cash. The merger will be accounted for using the purchase method. Valley Resources is a public utility holding company with natural gas distribution systems in northeastern and eastern Rhode Island serving a total of 66,000 customers.

On November 15, 1999, Southern Union and Providence Energy Corpo-ration ("Providence Energy") (NYSE: PVY) announced a definitive merger agreement. The agreement calls for Providence Energy to merge into Southern Union in a transaction valued at approxi-mately $400 million, including the assumption of debt of approxi-mately $93 million. If approved, each Providence Energy shareholder will receive $42.50 per Providence Energy share in cash. The merger will be accounted for using the purchase method. Providence Energy distributes and markets natural gas, heating oil, and petroleum products and also markets electricity and energy services. Providence Energy serves approximately 181,000 customers principally in Rhode Island and Massachusetts.

On October 5, 1999, Southern Union announced a definitive merger agreement with Fall River Gas Company ("Fall River") (AMEX: FAL) in a transaction valued at approximately $75 million, including the assumption of debt of approximately $20 million. If approved, each Fall River shareholder will receive Southern Union common stock and/or cash having a value of $23.50, subject to adjustment. At least half of the outstanding Fall River shares must be exchanged for Southern Union common stock. The merger will be accounted for using the purchase method. Fall River is a natural gas distribution company that serves nearly 48,000 custo-mers in the city of Fall River and the towns of Somerset, Swansea and Westport, all located in Southeastern Massachusetts.

Southern Union anticipates having all necessary approvals for each of these mergers by September 2000.

WRITE-OFF OF REGULATORY ASSETS

During 1998, the Company was impacted by pre-tax non-cash write-offs totaling $8,163,000 of previously recorded regulatory assets. Pursuant to a 1989 Missouri Public Service Commission
(MPSC) order, Missouri Gas Energy, a division of the Company, is engaged in a major gas safety program. In connection with this program, the MPSC

              SOUTHERN UNION COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



issued an accounting authority order in 1994 which authorized Missouri Gas Energy to defer carrying costs at a rate of 10.54%. The MPSC rate order of January 22, 1997, however, retroactively reduced the 10.54% carrying cost rate used since early 1994 to an Allowance for Funds Used During Construction (AFUDC) rate of approximately 6%. The Company filed an appeal of this portion of the rate order in the Missouri State Court of Appeals, Western District, and on August 18, 1998 was notified that the appeal was denied. This resulted in a one-time non-cash write-off of $5,942,000 by the Company of previously deferred costs in its fiscal year ended June 30, 1998.

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

EARNINGS PER SHARE

Average shares outstanding for basic earnings per share were 41,365,566 and 31,121,780 for the three-month period ended December 31, 1999 and 1998, respectively; 36,145,598 and 31,110,226 for the six-month period ended December 31, 1999 and 1998, respectively; and 33,680,640 and 31,096,197 for the twelve-month period ended December 31, 1999 and 1998, respectively. Diluted earnings per share includes average shares outstanding as well as common stock equivalents from stock options and warrants. Common stock equivalents were 1,466,923 and 1,499,433 for the three-month periods ended December 31, 1999 and 1998, respec-tively; 1,450,765 and nil for the six-month period ended
December 31, 1999 and 1998, respectively; and 1,455,984 and 1,291,449 for the twelve-month period ended December 31, 1999 and 1998, respectively. At December 31, 1999, 521,289 shares of common stock were held by various rabbi trusts for certain of the Company's benefit plans.

UTILITY REGULATION AND RATES

On October 18, 1999, Southern Union Gas, a division of the Com-
pany, filed a $1,696,000 rate increase request for the El Paso
service area with the City of El Paso.   A decision on this rate
case is expected by late February, 2000.

On August 21, 1998, Missouri Gas Energy, a division of the Com-pany, was notified by the MPSC of its decision to grant a $13,300,000 annual increase to revenue effective on September 2, 1998, which is primarily earned volumetrically. The MPSC rate order reflected a 10.93% return on common equity. The rate order, however, disallowed certain previously recorded deferred costs requiring a non-cash write-off of $2,221,000. The Company recorded this charge to earnings in its fiscal year ended
June 30, 1998. On December 8, 1998, the MPSC denied rehearing requests made by all parties other than Missouri Gas Energy and granted a portion of Missouri Gas Energy's rehearing request.
The MPSC will conduct further proceedings to take additional evidence on those matters for which it granted Missouri Gas Energy a rehearing. If the MPSC adopts Missouri Gas Energy's positions on rehearing, then Missouri Gas Energy would be authorized an additional $2,200,000 of base revenues increasing the $13,300,000 initially authorized in its August 21, 1998 order to $15,500,000. The MPSC's orders are subject to judicial review and although certain parties have argued for a reduction in Missouri Gas Energy's authorized base revenue increase on judicial review, Missouri Gas Energy expects such arguments to be unsuccessful.

On April 13, 1998, Southern Union Gas had also filed a $2,228,000 request for a rate increase from the city of El Paso, a request the city subsequently denied. On April 21, 1998, the city council of El Paso voted to reduce the Company's rates by $1,570,000 annually and to order a one-time cost of gas refund of $475,000. On May 21, 1998, Southern Union Gas filed with the Railroad Commission of Texas (RRC) an appeal of the city of El Paso's actions to reduce the Company's rates and require a one-time cost of gas refund. On December 21, 1998, the RRC issued its order implementing approximately a $1,000,000 one-time cost of gas refund and a $99,000 base rate reduction. The cost of gas refund was completed in February 1999.

           SOUTHERN UNION COMPANY AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



PREFERRED SECURITIES OF SUBSIDIARY TRUST

On May 17, 1995, Southern Union Financing I (Subsidiary Trust), a consolidated wholly-owned subsidiary of Southern Union, issued $100,000,000 of 9.48% Trust Originated Preferred Securities (Pre-ferred Securities). In connection with the Subsidiary Trust's issuance of the Preferred Securities and the related purchase by Southern Union of all of the Subsidiary Trust's common securities (Common Securities), Southern Union issued to the Subsidiary Trust $103,092,800 principal amount of its 9.48% Subordinated Deferrable Interest Notes, due 2025 (Subordinated Notes). The sole assets of the Subsidiary Trust are the Subordinated Notes. The interest and other payment dates on the Subordinated Notes correspond to the distribution and other payment dates on the Preferred Securities and the Common Securities. Under certain circumstances, the Subordinated Notes may be distributed to holders of the Preferred Securities and holders of the Common Securities in liquidation of the Subsidiary Trust. The Subordi-nated Notes are redeemable at the option of the Company on or after May 17, 2000, at a redemption price of $25 per Subordinated Note plus accrued and unpaid interest. The Preferred Securities and the Common Securities will be redeemed on a pro rata basis to the same extent as the Subordinated Notes are repaid, at $25 per Preferred Security and Common Security plus accumulated and unpaid distributions. Southern Union's obligations under the Subordinated Notes and related agreements, taken together, constitute a full and unconditional guarantee by Southern Union of payments due on the Preferred Securities. As of December 31, 1999 and 1998, 4,000,000 shares of Preferred Securities were outstanding.

DEBT AND CAPITAL LEASE

                                         December 31,   June 30,
                                             1999         1999
                                         ------------  ----------
                                          (thousands of dollars)

7.60% Senior Notes due 2024............   $  364,515   $  364,515
8.25% Senior Notes due 2029............      300,000         --
8.375% First Mortgage bonds, due 2002..       30,000         --
9.34% First Mortgage bonds, due 2019...       15,000         --
Capital lease and other................       27,334       28,482
                                          ==========   ==========
Total long-term debt and capital lease.   $  736,849   $  392,997
                                          ==========   ==========

On November 3, 1999, the Company completed the sale of $300,000,000 of 8.25% Senior Notes due 2029. The net proceeds from the sale of these senior notes were used to: (i) fund the acquisition of Pennsylvania Enterprises, Inc.; (ii) repay approximately $109,900,000 of borrowings under the revolving credit facility, and (iii) repay approximately $136,000,000 of debt assumed in the acquisition. See Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition.

Credit Facilities  The Company has availability under two
-----------------
revolving credit facilities (Revolving Credit Facilities) under-written by a syndicate of banks. Of the Revolving Credit Facilities, $40,000,000 is available under a short-term facility which expires June 29, 2000, while $60,000,000 is available under a long-term facility expiring on June 30, 2002. The Company has additional availability under uncommitted line of credit facili-ties (Uncommitted Facilities) with various banks. Covenants under the Revolving Credit Facilities allow for up to $50,000,000 of borrowings under Uncommitted Facilities at any one time. Borrowings under the facilities are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. A balance of $12,900,000 was out-standing under the facilities at December 31, 1999.

Capital Lease  The Company completed the installation of an
-------------
Automated Meter Reading (AMR) system at Missouri Gas Energy during fiscal year 1999. The installation of the AMR system involved an investment of approximately $30,000,000 which is accounted for as a capital lease obligation. As of December 31, 1999, the capital lease

           SOUTHERN UNION COMPANY AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



obligation outstanding was $25,863,000 with a fixed rate of 5.79%. This system has improved meter reading accuracy and pro-vided electronic accessibility to meters in residential custo-mers' basements, thereby assisting in the reduction of the number of estimated bills.

COMMITMENTS AND CONTINGENCIES

Environmental  Southern Union and Western Resources entered into
-------------
an Environmental Liability Agreement at the closing of the Missouri Acquisition. Subject to the accuracy of certain repre-sentations made by Western Resources in the Missouri Asset Pur-chase Agreement, the Environmental Liability Agreement provides for a tiered approach to the allocation of substantially all liabilities under environmental laws that may exist or arise with respect to Missouri Gas Energy. At the present time and based upon information available to management, the Company believes that the costs of any remediation efforts that may be required for these sites for which it may ultimately have responsibility will not exceed the aggregate amount subject to substantial sharing by Western Resources.

In a letter dated May 10, 1999, the Missouri Department of Natural Resources ("MDNR") sent notice of a planned site inspec-tion/removal site evaluation of the Kansas City Coal Gas Former Manufactured Gas Plant ("FMGP") site. This site (comprised of two FMGP operations previously owned by two separate companies) is located at East First Street and Campbell in Kansas City, Missouri and is owned by Missouri Gas Energy. A 1988 investiga-tion of the site performed by an Environmental Protection Agency ("EPA") contractor determined that further remedial assessment was not required under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), as amended by the Superfund Amendments and Reauthorization Act of 1986. The MDNR has stated that the reassessment of the Kansas City coal gas site is part of a statewide effort to identify, evaluate, and prioritize the potential hazards posed by all of Missouri's FMGP sites. During July 1999, the Company sent applications to MDNR submitting the two sites to the agency's Voluntary Cleanup Pro-gram ("VCP"). The sites were accepted into the VCP on August 2, 1999.

After receiving MDNR's approval of environmental assessment workplans, the Company performed environmental assessments of the sites. The Company is currently preparing environmental assess-ment reports that will be submitted to MDNR in the Spring of 2000.

The Company received a letter dated December 16, 1999 from MDNR notifying the Company of a Pre-CERCLIS Site Screening (SS) investigation of a former manufactured gas plant located at Pacific Avenue & South River Boulevard in Independence, Missouri. The Company has contacted the MDNR to inform the state that, as this property is not owned by the Company, it cannot grant access to the property for MDNR's investigation.

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

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Southwest Gas/ONEOK  On February 1, 1999, Southern Union sub-
-------------------
mitted a proposal to the Board of Directors of Southwest Gas Corporation (Southwest) to acquire all of Southwest's out-standing common stock for $32.00 per share. Southwest then had a pending merger agreement with ONEOK, Inc. (ONEOK) at $28.50 per share. On February 22, 1999, Southern Union and Southwest both publicly announced Southern Union's proposal, after the Southwest Board of Directors determined that Southern Union's proposal was a Superior Proposal (as defined in the Southwest merger agreement with ONEOK). At that time Southern Union entered into a Confi-dentiality and Standstill Agreement with Southwest at Southwest's insistence. On April 25, 1999, Southwest's Board of Directors rejected Southern Union's $32.00 per share offer and accepted an amended offer of $30.00 per share from ONEOK. On April 27, 1999, Southern Union increased its offer to $33.50 per share and agreed to pay interest which, together with dividends, would provide Southwest shareholders with a 6% annual rate of return on its $33.50 offer, commencing February 15, 2000, until closing. Southern Union's revised proposal was also rejected by Southwest's Board of Directors.

There are three lawsuits pending in three federal district courts -- in Arizona, Nevada and Oklahoma -- that relate to activities surrounding Southern Union's efforts to acquire Southwest. In addition, there is before the U. S. Court of Appeals for the Tenth Circuit, an appeal by Southern Union of a preliminary injunction entered by the Oklahoma federal district court. On October 11, 1999, Southern Union filed its first amended com-plaint in the Arizona action to include additional individual defendants and to incorporate additional facts required in the discovery process. On January 21, 2000, ONEOK terminated its agreement to merge with Southwest, and additionally filed an action against Southwest in federal district court in Oklahoma. On January 24, 2000, Southwest filed an action against ONEOK and Southern Union in federal district court in Arizona.

Southern Union is vigorously pursuing its claims against Southwest, ONEOK, and certain individual defendants, and is also vigorously defending itself against certain claims by Southwest and ONEOK. The Company believes that the results of the above-noted Southwest Gas litigation will not have a materially adverse effect on the Company's financial condition.

Regulatory  In August 1998, a jury in Edinburg, Texas concluded
----------
deliberations on the City of Edinburg's franchise fee lawsuit against PG&E Gas Transmission, Texas Corporation (formerly Valero Energy Corporation (Valero)) and a number of its subsidiaries, as well as former Valero subsidiary Rio Grande Valley Gas Company
(RGV) and RGV's successor company, Southern Union Company. The case, based upon events that occurred between 1985-1987, centers on specific contractual language in the 1985 franchise agreement between RGV and the City of Edinburg. Southern Union purchased RGV from Valero in October 1993. The jury awarded the plaintiff damages, against all defendants under several largely overlapping but mutually exclusive claims, totaling approximately $13,000,000. The trial judge subsequently reduced the award to approximately $700,000 against Southern Union and $7,800,000 against Valero and Southern Union together. The Company is pur-suing reversal on appeal. The Company believes it will ulti-mately prevail, and that the outcome of this matter will not have a material adverse impact on the Company's results of operations, financial position or cash flows. Furthermore, the Company has not determined what impact, if any, this jury decision may have on other city franchises in Texas.

Other  Southern Union and its subsidiaries are parties to other
-----
legal proceedings that management considers to be normal actions to which an enterprise of its size and nature might be subject, and not to be material to the Company's overall business or financial condition, results of operations or cash flows.

In December 1999, the Company advanced $4,000,000 and entered into a note agreement with an executive officer. Also in December 1999, the Company entered into an employment contract with an executive officer. The aggregate minimum commitment for future compensation under this employment contract is approxi-mately $6,400,000.

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The Company's core business is the distribution of natural gas as a public utility principally through four divisions: Southern Union Gas, Missouri Gas Energy (MGE), Atlantic Utilities, doing business as South Florida Natural Gas (SFNG), and effective as of November 4, 1999, PG Energy. In addition, subsidiaries of Southern Union have been established to support and expand natural gas sales and to capitalize on the Company's gas energy expertise. These subsidiaries operate natural gas pipeline sys-tems, market natural gas and electricity to end-users and distri-bute propane. By providing "one-stop shopping," the Company can serve its various customers' specific energy needs, which encom-pass substantially all of the natural gas distribution and sales businesses from natural gas sales to specialized energy con-sulting services. Certain subsidiaries own or hold interests in real estate and other assets, which are primarily used in the Company's utility business.

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

The Company acquired Pennsylvania Enterprises, Inc. on
November 4, 1999. Subsidiaries of the Company included in the Pennsylvania Operations include PG Energy Services Inc., Keystone Pipeline Services, Inc. (a wholly-owned subsidiary of PG Energy Services, Inc.), PEI Power Corporation, and Theta Land Corpora-tion.
 PG Energy Services Inc. markets a diversified range of energy-related products and services under the name of PG
Energy Power Plus and supplies propane under the name of PG
Energy Propane. Keystone Pipeline Services, Inc. provides pipe-line and fiber optic cable construction, installation, mainte-nance, and rehabilitation services. PEI Power Corporation operates a cogeneration plant that generates steam and electricity for resale. Theta Land Corporation which provided land management and development services for more than 44,000 acres of land was sold for $12,150,000 subsequent to December 31, 1999. In accordance with generally accepted accounting princi-ples relative to business combinations, no gain or loss was recognized on this transaction. Accordingly, the income from the acquired operations (hereto collectively referred to as the "Pennsylvania Operations") are consolidated with the Company beginning on that date. Thus, the results of operations for the three-, six- and twelve-month periods ended December 31, 1999 are not indicative of results that would necessarily be achieved for a full year since the majority of the Company's operating margin is recorded during the winter heating season. For these reasons, the results of operations of the Company for the periods subse-quent to this acquisition are not comparable to those periods prior to the acquisition nor are the 1999 results of operations comparable with prior periods.

RESULTS OF OPERATIONS

Three Months Ended December 31, 1999 and 1998
---------------------------------------------

The Company recorded net earnings available for common stock of $7,132,000 for the three-month period ended December 31, 1999 an increase of 33% compared with net earnings of $5,374,000 for the same period in 1998. Earnings per diluted share were $.17 in 1999, compared to $.16 in 1998. Weighted average shares out-standing increased 33% in 1999 primarily due to the issuance of 16,714,000 shares of the Company's common stock on November 4, 1999 in connection with the acquisition of the Pennsylvania Operations.

Operating revenues were $239,595,000 for the three-month period ended December 31, 1999, compared with operating revenues of $174,224,000 in 1998. Gas purchase and other energy costs for the three-month period ended December 31, 1999 were $145,113,000, compared with $103,938,000 in 1998. The Company's operating revenues are affected by the level of sales volumes and by the pass-through of increases or decreases in the Company's gas purchase costs through its purchased gas adjustment clauses. Additionally, revenues are affected by increases or decreases in gross receipts taxes (revenue-related taxes) which are levied on sales revenue as

             SOUTHERN UNION COMPANY AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



collected from customers and remitted to the various taxing authorities. The increase in both operating revenues and gas purchase costs between periods was primarily due to an 15% increase in gas sales volume to 36,098 MMcf in 1999 from 31,299 MMcf in 1998 and by a 9% increase in the average cost of gas from $3.30 per Mcf in 1998 to $3.61 per Mcf in 1999. The acquisition of the Pennsylvania Operations contributed 5,754 MMcf of the increase while the remaining operations of the Company resulted in a gas sales volume decrease of 955 MMcf. These volume decreases were primarily the result of warmer than normal weather and the loss of certain marketing customers. Changes in the average cost of gas resulted from seasonal impacts on demands for natural gas and the ensuing competitive pricing within the industry. The Pennsylvania Operations contributed $56,476,000 to the overall increase in operating revenues and $35,919,000 in gas purchase and other energy costs.

Weather for MGE's service territories was 78% of a 30-year measure for the three-month period ended December 31, 1999, com-pared with 83% in 1998. Southern Union Gas service territories experienced weather which was 85% of a 30-year measure in 1999, compared with 86% in 1998. About half of the customers served by Southern Union Gas are weather normalized. Weather in PG Energy service territories was 89% of a 30-year measure for the two-month period ended December 31, 1999.

Net operating margin (operating margin less revenue-related taxes) increased $22,184,000 for the three-month period ended December 31, 1999 compared with the same period in 1998. Net operating margin increased due principally to the acquisition of the Pennsylvania Operations as previously discussed, which con-tributed $19,122,000 to net operating margin. Also contributing to the increase in net operating margin in 1999 was a one-time cost of gas expense during the three-month period ended
December 31, 1998 of $1,000,000 associated with a cost of gas refund to the City of El Paso customers as authorized by the Railroad Commission of Texas and a charge for certain lost and unaccounted for gas in other Southern Union Gas service territories.

Operating expenses, which include operating, maintenance and general expenses, depreciation and amortization, and taxes other than on income and revenues, were $52,328,000 for the three-month period ended December 31, 1999, an increase of $11,272,000, compared with $41,056,000 in 1998. An increase of $9,499,000 was the result of the acquisition of the Pennsylvania Operations. Also impacting operating expenses during the three-month period ended December 31, 1999 was an increase in costs associated with certain employee benefits and increases in property taxes.

Interest expense was $13,299,000 for the three-month period ended December 31, 1999, compared with $9,142,000 in 1998. Interest expense increased in 1999 primarily due to the issuance of $300,000,000 of 8.25% Senior Notes on November 3, 1999, ("8.25%
Senior Notes") which was used to extinguish $136,000,000 in existing Pennsylvania Enterprises, Inc. debt assumed at the time of the merger, and the assumption of $45,000,000 of Pennsylvania Enterprises, Inc. debt by the Company. See "Debt and Capital Lease" in the Notes to the Consolidated Financial Statements included herein.

Other expense of $3,336,000 for the three-month period ended December 31, 1999 primarily consists of $4,000,000 of costs associated with unsuccessful acquisition activities and related litigation. This amount was offset by $442,000 in net rental income from Lavaca Realty Company ("Lavaca Realty"), the Com-pany's real estate subsidiary. Other expense of $162,000 for the three-month period ended December 31, 1998 primarily consisted of net expense of $169,000 related to the amortization and current deferral of interest and other expenses associated with the MGE Safety Program.

The effective federal and state income tax rate was 40% and 35% for the three months ended December 31, 1999 and 1998, respec-tively. The increase in the effective federal and state income tax rate is a result of non-tax deductible amortization of addi-tional purchase cost associated with the purchase of Pennsylvania Enterprises, Inc.

          SOUTHERN UNION COMPANY AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Six Months Ended December 31, 1999 and 1998
-------------------------------------------

The Company recorded net earnings available for common stock of $1,032,000 for the six-month period ended December 31, 1999 com-pared with a net loss of $1,674,000 for the same period in 1998. Net earnings per diluted share were $.03 in 1999 compared with a net loss per share of $.05 in 1998. Weighted average common shares increased 22% during the six-month period ended
December 31, 1999 compared with 1998 due to the issuance of common stock for the acquisition of the Pennsylvania Operations, previously discussed.

Operating revenues were $324,381,000 for the six-month period ended December 31, 1999, compared with operating revenues of $251,679,000 in 1998. Gas purchase and other energy costs for the six-month period ended December 31, 1999 were $184,390,000, compared with $138,613,000 in 1998. The increase in both operating revenues and gas purchase costs between periods was primarily impacted by an 11% increase in gas sales volume to 48,125 MMcf in 1999 from 43,450 MMcf in 1998. The acquisition of the Pennsylvania Operations, previously discussed, accounted for 5,754 MMcf of the increase. Additionally, operating revenues and gas purchase costs were affected by an 11% increase in the average cost of gas from $3.16 per Mcf in 1998 to $3.51 per Mcf in 1999, due to changes in average spot market gas prices. Also impacting operating revenues was a $13,300,000 annual increase to revenues granted to MGE, effective as of September 2, 1998. The effect of this rate order was marginal as it is earned volu-metrically and therefore was impacted by the warmer than normal weather in both 1998 and 1999.

MGE's service territories experienced weather which was 80% of a 30-year measure for the six months ended December 31, 1999 com-pared with 81% in 1998. Weather for Southern Union Gas service territories was 85% of a 30-year measure for the six-month period ended December 31, 1999 and 1998.

Net operating margin increased $24,386,000 for the six-month period ended December 31, 1999 compared with the same period in 1998. Net operating margin increased $19,122,000 due to increased gas sales volumes as a result of the acquisition of the Pennsylvania Operations, as previously discussed, and the effect of a $13,300,000 annual increase to revenues in the Missouri ser-vice territories granted by the MPSC effective as of September 2, 1998, also previously discussed. Also contributing to the increase in net operating margin was a one-time expense during the six-month period ended December 31, 1998 of $1,000,000 associated with a cost of gas refund to the City of El Paso customers and a charge during the same period for certain lost and unaccounted for gas, both previously discussed.

Operating expenses were $92,065,000 for the six-month period ended December 31, 1999, an increase of $11,039,000, compared with $81,026,000 in 1998. The increase is primarily a result of the acquisition of the Pennsylvania Operations, as previously discussed. Also contributing to the increase was additional depreciation and amortization and property taxes as a result of including certain costs into rate base that had been previously deferred.

Interest expense was $21,663,000 for the six-month period ended December 31, 1999, compared with $17,882,000 in 1998. The increase is primarily due to the issuance of the 8.25% Senior Notes, previously discussed, to extinguish $136,000,000 in existing Pennsylvania Enterprises, Inc. debt, and the assumption in that acquisition of $45,000,000 of debt by the Company. See "Debt and Capital Lease" in the Notes to the Financial Statements included herein.

Other expense for the six-month period ended December 31, 1999 was $4,493,000 compared with other income of $563,000 in 1998. Other expense for the six-month period ended December 31, 1999 primarily consists of $5,250,000 of costs associated with unsuc-cessful acquisition activities and related litigation. This amount was offset by $664,000 in net rental income from Lavaca Realty. Other income for the six-month period ended December 31, 1998 included the receipt of $750,000 to assist in the promotion of gas usage in certain Southern Union Gas service territories and

           SOUTHERN UNION COMPANY AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



$649,000 in net rental income from Lavaca Realty. This was partially offset by net expense of $364,000 related to the amortization and current deferral of interest and other expenses associated with the MGE Safety Program.

The Company's consolidated federal and state effective income tax rate was 43% and 38% for the six months ended December 31, 1999 and 1998, respectively. The increase in the effective federal and state income tax rate is a result of non-tax deductible amortization of additional purchase cost associated with the purchase of Pennsylvania Enterprises, Inc.

Twelve Months Ended December 31, 1999 and 1998
----------------------------------------------

The Company recorded net earnings available for common stock of $13,151,000 for the twelve-month period ended December 31, 1999, an increase of 130%, compared with net earnings of $5,726,000 in 1998. Earnings per diluted share were $.37 in 1999 compared with earnings per diluted share of $.18 in 1998. Weighted average common and common share equivalents increased 9% during the twelve-month period ended December 31, 1999 compared with 1998 due to the issuance of common stock in the acquisition of the Pennsylvania Operations, previously discussed.

During fiscal year 1998, the Company was impacted by pre-tax non-cash write-offs totaling $8,163,000 of previously recorded regulatory assets. On August 18, 1998, the Missouri Court of Appeals denied the previously disclosed appeal by the Company of the MPSC's January 1997 Rate Order granted to MGE. Because of this decision, the Company recorded a one-time non-cash write-off of $5,942,000 of deferred costs recorded since 1994. On
August 21, 1998, the MPSC also granted MGE a rate increase which, among other things, disallowed certain previously recorded deferred costs requiring an additional pre-tax non-cash write-off of $2,221,000. See "Write-Off of Regulatory Assets" and "Com-mitments and Contingencies" in the Notes to the Consolidated Financial Statements included herein.

Operating revenues were $677,933,000 for the twelve-month period ended December 31, 1999, compared with operating revenues of $625,782,000 in 1998. Gas purchase and other energy costs for the twelve-month period ended December 31, 1999 were $388,078,000, compared with $367,917,000 in 1998. The increase in both operating revenues and gas purchase costs between periods was primarily the result of an increase in gas sales volume to 110,711 MMcf in 1999 from 109,139 MMcf in 1998. The increase in sales volumes was due to the acquisition of the Pennsylvania Operations, previously discussed, which was offset by a decrease in sales volumes in Texas due to significantly warmer weather during the twelve-month period ended December 31, 1999. Addi-tionally, operating revenues and gas purchase costs were affected by a slight increase in the average cost of gas from $3.34 per Mcf in 1998 to $3.36 per Mcf in 1999, due to increases in average spot market gas prices. Operating revenues were also impacted by a $13,300,000 annual increase to revenues granted to MGE, effective as of September 2, 1998. The effect of this rate increase has been marginal as it earns volumetrically and has also been impacted by the warmer than normal weather.

MGE's service territories experienced weather which was 84% of a 30-year measure for the twelve months ended December 31, 1999 compared with 83% in 1998. Weather for Southern Union Gas ser-vice territories for the twelve-month period ended December 31, 1999 was 74% of a 30-year measure compared with 86% in 1998. About half of the customers served by Southern Union Gas are weather normalized.

Net operating margin increased $30,353,000 for the twelve-month period ended December 31, 1999 compared with the same period in 1998. Net operating margin increased $19,122,000 due to increased gas sales volumes as a result of the acquisition of the Pennsylvania Operations and the $13,300,000 annual increase to revenues effective September 2, 1998, both previously discussed. Also contributing to the increase in net operating margin in 1999 was a one-time expense during the twelve-month period ended December 31, 1998 of $1,000,000 associated with a cost of gas refund to the City of El Paso customers and a charge during the same period for certain lost and unaccounted for gas, both previously discussed.

           SOUTHERN UNION COMPANY AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Operating expenses were $177,089,000 for the twelve-month period ended December 31, 1999, an increase of $12,253,000, compared with $164,836,000 in 1998. The increase is primarily a result of the acquisition of the Pennsylvania Operations and an increase in depreciation and amortization and property taxes as a result of including certain costs into rate base that had been previously deferred.

Interest expense was $39,779,000 for the twelve-month period ended December 31, 1999, compared with $35,192,000 in 1998. The increase is primarily due to the issuance of the of 8.25% Senior Notes, previously discussed which was used to extinguish $136,000,000 in existing Pennsylvania Enterprises, Inc. debt, and the assumption in that acquisition of $45,000,000 of debt by the Company. See "Debt and Capital Lease" in the Notes to the Con-solidated Financial Statements included herein.

Other expense for the twelve-month period ended December 31, 1999 was $6,870,000 compared with other income of $2,273,000 in 1998. Other expense for the twelve-month period ended December 31, 1999 primarily consists of $9,090,000 of costs associated with unsuc-cessful acquisition activities and related litigation. This amount was partially offset by $1,466,000 in net rental income of Lavaca Realty. Other income for the twelve-month period ended December 31, 1998 included $1,281,000 in net rental income of Lavaca Realty and $587,000 in deferral of interest and other expenses associated with the MGE Safety Program.

For the twelve-month period ended December 31, 1999, federal and state income taxes increased $5,108,000 over the same period in 1998 due to an increase in pre-tax earnings as discussed above. The Company's consolidated federal and state effective income tax rate was 40% for the twelve months ended December 31, 1999 and 1998.

            SOUTHERN UNION COMPANY AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following table sets forth certain information regarding the Company's gas utility operations for the three- and twelve-month periods ended December 31, 1999 and 1998:

                          Three Months          Twelve Months
                        Ended December 31,    Ended December 31,
                         1999       1998       1999       1998
                      ---------- ---------- ---------- ----------

Average number of
 gas sales customers
 served:
  Residential.......   1,002,663    894,546    926,997    889,778
  Commercial........      98,717     86,851     91,751     88,238
  Industrial and
   irrigation.......         686        557        604        565
  Public authorities
   and other........       3,072      2,852      2,915      2,830
  Pipeline and
   marketing........         229        232        235        231
                      ---------- ---------- ---------- ----------
    Total average
     customers
     served.........   1,105,367    985,038  1,022,502    981,642
                      ========== ========== ========== ==========

Gas sales in
 millions of cubic
 feet (MMcf)
  Residential.......      15,248     11,708     60,756     58,681
  Commercial........       6,483      5,263     26,871     26,039
  Industrial and
   irrigation.......         343        299      1,412      1,631
  Public authorities
   and other........         720        576      2,431      2,526
  Pipeline and
   marketing........       4,334      5,302     17,518     19,644
                      ---------- ---------- ---------- ----------
    Gas sales
     billed.........      27,128     23,148    108,988    108,521
  Net change in
   unbilled gas
   sales............       8,970      8,151      1,723        618
                      ---------- ---------- ---------- ----------
    Total gas sales.      36,098     31,299    110,711    109,139
                      ========== ========== ========== ==========

Gas sales revenues
 (thousands of
 dollars):
  Residential.......  $  107,949 $   79,131 $  397,902 $  378,532
  Commercial........      38,619     29,373    151,662    145,815
  Industrial and
   irrigation.......       1,963      1,416      7,022      7,369
  Public authorities
   and other........       3,315      2,163      9,905      9,804
  Pipeline and
   marketing........      10,944     11,385     42,778     46,507
                      ---------- ---------- ---------- ----------
    Gas revenues
     billed.........     162,790    123,468    609,269    588,027
  Net change in
   unbilled gas
   sales revenues...      48,586     41,210     13,082      2,233
                      ---------- ---------- ---------- ----------
    Total gas sales
     revenues.......  $  211,376 $  164,678 $  622,351 $  590,260
                      ========== ========== ========== ==========

Gas sales margin
 (thousands of
 dollars)...........  $   70,087 $   52,238 $  216,435 $  192,777
                      ========== ========== ========== ==========

Gas sales revenue
 per thousand cubic
 feet (Mcf) billed:
  Residential.......  $    7.080 $    6.759 $    6.549 $    6.451
  Commercial........       5.957      5.581      5.644      5.600
  Industrial and
   irrigation.......       5.728      4.739      4.972      4.518
  Public authorities
   and other........       4.608      3.756      4.074      3.882
  Pipeline and
   marketing........       2.525      2.148      2.442      2.368

Weather:
 Degree days:
  Southern Union Gas
   service
   territories......         714        719      1,573      1,865
  Missouri Gas
   Energy service
   territories......       1,510      1,614      4,418      4,377
  PG Energy service
   territories......       1,595       --        1,595       --
 30-year measure:
  Southern Union Gas
   service
   territories......         86%        86%        74%        86%
  Missouri Gas
   Energy service
   territories......         78%        83%        84%        83%
  PG Energy service
   territories......         89%        --         89%        --

Gas transported in
 millions of cubic
 feet (MMcf)........      19,516     14,423     61,013     53,844
Gas transportation
 revenues (thousands
 of dollars)........   $   8,685 $    5,854 $   25,896 $   19,834

-------------------

Information for PG Energy is included for the two months subse-quent to the date of the acquisition, November 4, 1999. The above information does not include the Company's 43% equity ownership in a natural gas distribution company serving 20,000 customers in Piedras Negras, Mexico.

          SOUTHERN UNION COMPANY AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION

The Company's gas utility operations are seasonal in nature with a significant percentage of the annual revenues and earnings occurring in the traditional heating-load months. This sea-sonality results in a high level of cash flow needs immediately preceding the peak winter heating season months, resulting from the required payments to natural gas suppliers in advance of the receipt of cash payments from the Company's customers. The Com-pany has historically used internally generated funds and its revolving loan and credit facilities to provide funding for its seasonal working capital, continuing construction and maintenance programs and operational requirements.

Concurrent with the closing of the Pennsylvania Enterprises, Inc. merger on November 4, 1999, the Company issued $300,000,000 of 8.25% Senior Notes due 2029 which were used to: (i) fund the cash portion of the consideration to be paid to the Pennsylvania Enterprises, Inc. shareholders; (ii) refinance and repay certain debt of Pennsylvania Enterprises, Inc.; and (iii) repay out-standing borrowings under the Company's various credit facilities. These senior notes are senior unsecured obligations and will rank equally in right of payment with each other and with the Company's other unsecured and unsubordinated obliga-tions, including the 7.60% Senior Notes due 2024. This offering was the principal source of funds during the three-month period ended December 31, 1999. Specific uses of funds during this period included: payments of $35,831,000 for the acquisition of Pennsylvania Enterprises, Inc.; $137,413,000 for the retirement of long-term debt of Pennsylvania Enterprises, Inc. in connection with that acquisition; $71,200,000 for the pay-down of the Company's Revolving Credit Facilities (see below); $10,634,000 for the purchase of investment securities; $6,498,000 in debt issuance costs on the 8.25% Senior Notes; and $22,404,000 for on-going property, plant and equipment additions as well as seasonal working capital needs of the Company.

The principal source of funds during the six-month period ended December 31, 1999 was also the $300,000,000 received from the issuance of the 8.25% Senior Notes, as noted above. The princi-pal uses of funds during this period included: payments of $35,831,000 for the acquisition of Pennsylvania Enterprises, Inc.; $137,908,000 for the retirement of long-term debt which primarily consists of debt acquired in the Pennsylvania Enterprises, Inc. acquisition; $8,100,000 for the pay-down of the Company's Revolving Credit Facilities; $12,047,000 for the purchase of investment securities; $6,498,000 in debt issuance costs on the 8.25% Senior Notes; and $42,822,000 for on-going property, plant and equipment additions as well as seasonal working capital needs of the Company.

The effective interest rate under the Company's current debt structure is 8.05% (including interest and the amortization of debt issuance costs and redemption premiums on refinanced debt).

The Company has availability under two revolving credit facilities (the "Revolving Credit Facilities") underwritten by a syndicate of banks. Of the Revolving Credit Facilities, $40,000,000 is a short-term facility which expires June 29, 2000, while $60,000,000 is a long-term facility which expires June 30, 2002. The Company has additional availability under uncommitted line of credit facilities (Uncommitted Facilities) with various banks. Covenants under the Revolving Credit Facilities allow for up to $50,000,000 of borrowings under Uncommitted Facilities at any one time. Borrowings under the facilities are available for the Company's working capital, letter of credit requirements and other general corporate purposes. A balance of $12,900,000 was outstanding under the facilities at December 31, 1999.

The Company retains its borrowing availability under its Revolving Credit Facilities, as discussed above. Borrowings under these credit facilities will continue to be used, as needed, to provide funding for the seasonal working capital needs of the Company. Internally-generated funds from operations will be used principally for the Company's ongoing construction and maintenance programs and operational needs and may also be used periodically to reduce outstanding debt. From time to time, the Company may also repurchase shares of its common stock in the open

          SOUTHERN UNION COMPANY AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



market in order to minimize any adverse effect from potential selling activity that may result from the increase in its public float of its common stock subsequent to the Pennsylvania
Enterprises, Inc. merger.

YEAR 2000

The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of the Year 2000 problem. The Year 2000 problem is the inability of computer application software pro-grams to distinguish between the year 1900 and 2000 due to a commonly-used programming convention. Unless such programs were modified or replaced prior to 2000, calculations and interpreta-tions based on date-based arithmetic or logical operations performed by such programs may have been incorrect.

It is possible that the full impact of the date change has not been fully recognized. For example, it is possible that Year 2000 or similar issues such as leap year-related problems may occur with billing, payroll, or financial closings at month, quarterly or year-end. The Company believes that any such problems are likely to be minor and correctable. In addition, the Company could still be negatively affected if its customers or suppliers are adversely affected by the Year 2000 or similar issues. The Company currently is not aware of any significant Year 2000 or similar problems that have arisen for its customers and suppliers.

The Company incurred costs of approximately $2,125,000 through December 31, 1999 to complete this project. The Company also expects to spend approximately $1,500,000 in equipment leasing expenses that will be incurred over the life of the equipment.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7 in the Company's Annual Report on Form 10-K for the year ended
June 30, 1999, in addition to the interim consolidated financial statements, accompanying notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

There are no material changes in market risks faced by the Company from those reported in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

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




                               SOUTHERN UNION COMPANY
                               ----------------------
                                    (Registrant)




Date   February 14, 2000       By  RONALD J. ENDRES
      -------------------          ----------------
                                   Ronald J. Endres
                                   Executive Vice President and
                                   Chief Financial Officer




Date   February 14, 2000       By  DAVID J. KVAPIL
      -------------------          ---------------
                                   David J. Kvapil
                                   Senior Vice President and
                                   Corporate Controller
                                   (Principal Accounting Officer)