Form 10-Q
period 2000-03-31
SOUTHERN UNION CO
filed 2000-05-15
CIK 203248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                         For the quarterly period ended

                                 March 31, 2000



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


       Registrant's telephone number, including area code: (512) 477-5852


           Securities Registered Pursuant to Section 12(b) of the Act:


   Title of each class               Name of each exchange in which registered
   -------------------               ------------------------------------------
Common Stock, par value $1 per share            New York Stock Exchange



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes |X| No

The number of shares of the registrant's Common Stock outstanding on May 5, 2000 was 47,135,583.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                                    FORM 10-Q
                                 March 31, 2000
                                      Index




PART I.  FINANCIAL INFORMATION                                        Page(s)
                                                                      -------

 Item 1.  Financial Statements

        Consolidated statements of operations - three, nine and
           twelve months ended March 31, 2000 and 1999                  2-4

        Consolidated balance sheets - March 31, 2000 and 1999 and
           June 30, 1999                                                5-6

        Consolidated statements of stockholders' equity - nine months
           ended March 31, 2000 and twelve months ended June 30, 1999    7

        Consolidated statements of cash flows - three, nine and
           twelve months ended March 31, 2000 and 1999                 8-10

        Notes to consolidated financial statements                    11-17

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                  18-26

Item 3.  Quantitative and Qualitative Disclosures about Market Risk     25

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

       (See "COMMITMENTS AND CONTINGENCIES" under Notes to Consolidated
            Financial  Statements)                                     15-17

     Item 5.  Other Information

       (See "OTHER" under Management's Discussion and Analysis of Financial
            Condition and Results of Operations)                         26

     Item 6.  Exhibits and Reports on Form 8-K

              (a) Exhibit 27 -- Financial Data Schedule                  E-1

              (b) Reports on Form 8-K -- None                            --

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                            Three Months Ended March 31,
                                                                2000             1999
                                                             ------------    ------------
                                                             (thousands of dollars, except
                                                             shares and per share amounts)

Operating revenues .......................................   $    344,789    $    251,863
Cost of gas and other energy .............................        217,793         153,757
                                                             ------------    ------------
     Operating margin ....................................        126,996          98,106
 Revenue-related taxes ...................................         14,195          14,487
                                                             ------------    ------------
     Net operating margin ................................        112,801          83,619
                                                             ------------    ------------

Operating expenses:
     Operating, maintenance and general ..................         39,189          28,655
     Depreciation and amortization .......................         15,191          10,535
     Taxes, other than on income and revenues ............          5,520           3,782
                                                             ------------    ------------
         Total operating expenses ........................         59,900          42,972
                                                             ------------    ------------
         Net operating revenues ..........................         52,901          40,647
                                                             ------------    ------------

Other income (expenses):
     Interest ............................................        (14,940)         (8,962)
     Dividends on preferred securities of subsidiary trust         (2,370)         (2,370)
     Other, net ..........................................         (1,034)           (252)
                                                             ------------    ------------
         Total other expenses, net .......................        (18,344)        (11,584)
                                                             ------------    ------------

         Earnings before income taxes ....................         34,557          29,063

Federal and state income taxes ...........................         15,042          11,439
                                                             ------------    ------------

Net earnings available for common stock ..................   $     19,515    $     17,624
                                                             ============    ============

Net earnings per share:
     Basic ...............................................   $        .42    $        .57
                                                             ============    ============
     Diluted .............................................   $        .40    $        .54
                                                             ============    ============

Weighted average shares outstanding:
     Basic ...............................................     46,919,654      31,170,179
                                                             ============    ============
     Diluted .............................................     48,877,873      32,624,604
                                                             ============    ============













                                                   See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                              Nine Months Ended March 31,
                                                                 2000           1999
                                                             ------------    ------------
                                                              (thousands of dollars, except
                                                               shares and per share amounts)

Operating revenues .......................................   $    669,170    $    503,543
Cost of gas and other energy .............................        402,182         292,370
                                                              -----------    ------------
     Operating margin ....................................        266,988         211,173
Revenue-related taxes ....................................         29,416          27,169
                                                              -----------    ------------
     Net operating margin ................................        237,572         184,004
                                                              -----------    ------------

Operating expenses:
     Operating, maintenance and general ..................         98,647          81,776
     Depreciation and amortization .......................         39,539          31,449
     Taxes, other than on income and revenues ............         13,779          10,774
          Total operating expenses .......................        151,965         123,999
                                                              -----------    ------------
          Net operating revenues .........................         85,607          60,005
                                                              -----------    ------------

Other income (expenses):
     Interest ............................................        (36,603)        (26,843)
     Dividends on preferred securities of subsidiary trust         (7,110)         (7,110)
     Other, net ..........................................         (5,527)            311
                                                              -----------    ------------
          Total other expenses, net ......................        (49,240)        (33,642)
                                                              -----------    ------------
          Earnings before income taxes ...................         36,367          26,363

Federal and state income taxes ...........................         15,820          10,413
                                                              -----------    ------------
Net earnings available for common stock ..................    $    20,547    $     15,950
                                                              ===========    ============

Net earnings per share:
     Basic ...............................................    $       .52    $        .51
                                                              ===========    ============
     Diluted .............................................    $       .49    $        .49
                                                              ===========    ============

Weighted average shares outstanding:
     Basic ...............................................     39,706,933      31,129,919
                                                              ===========    ============
     Diluted .............................................     41,654,456      32,571,140
                                                              ===========    ============













                                                   See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                             Twelve Months Ended March 31,
                                                                  2000           1999
                                                             ------------    ------------
                                                             (thousands of dollars, except
                                                              shares and per share amounts)

Operating revenues .......................................   $    770,858    $    612,469
Cost of gas and other energy .............................        452,113         351,174
                                                             ------------    ------------
     Operating margin ....................................        318,745         261,295
Revenue-related taxes ....................................         34,281          32,183
                                                             ------------    ------------
     Net operating margin ................................        284,464         229,112
                                                             ------------    ------------

Operating expenses:
     Operating, maintenance and general ..................        126,563         109,701
     Depreciation and amortization .......................         49,946          40,963
     Taxes, other than on income and revenues ............         17,506          14,649
                                                             ------------    ------------
          Total operating expenses .......................        194,015         165,313
                                                             ------------    ------------
          Net operating revenues .........................         90,449          63,799
                                                             ------------    ------------

Other income (expenses):
     Interest ............................................        (45,759)        (35,182)
     Dividends on preferred securities of subsidiary trust         (9,480)         (9,480)
     Write-off of regulatory assets ......................           --            (8,163)
     Other, net ..........................................         (7,651)            763
                                                             ------------    ------------
          Total other expenses, net ......................        (62,890)        (52,062)
                                                             ------------    ------------

          Earnings before income taxes ...................         27,559          11,737

Federal and state income taxes ...........................         12,516           4,636
                                                             ------------    ------------

Net earnings available for common stock ..................   $     15,043    $      7,101
                                                             ============    ============

Net earnings per share:
     Basic ...............................................   $        .40    $        .23
                                                             ============    ============
     Diluted .............................................   $        .38    $        .22
                                                             ============    ============

Weighted average shares outstanding:
     Basic ...............................................     37,586,705      31,119,598
                                                             ============    ============
     Diluted .............................................     39,474,512      32,500,561
                                                             ============    ============












                                                   See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                                       March 31,              June 30,
                                                               --------------------------    -----------
                                                                  2000            1999          1999
                                                               -----------    -----------    -----------
                                                                          (thousands of dollars)

Property, plant and equipment:
     Plant in service ......................................   $ 1,545,099    $ 1,093,881    $ 1,106,905
     Construction work in progress .........................        37,306         13,199         13,271
                                                               -----------    -----------    -----------
                                                                 1,582,405      1,107,080      1,120,176
     Less accumulated depreciation and amortization ........      (497,227)      (376,629)      (376,212)
                                                               -----------    -----------    -----------
                                                                 1,085,178        730,451        743,964
     Additional purchase cost assigned to utility plant, net       378,085        135,317        134,296
                                                               -----------    -----------    -----------

     Net property, plant and equipment .....................     1,463,263        865,768        878,260
                                                               -----------    -----------    -----------



Current assets:
     Cash and cash equivalents .............................        52,327           --             --
     Accounts receivable, billed and unbilled ..............       129,650        101,553         50,693
     Inventories, principally at average cost ..............        26,698         25,716         29,373
     Prepayments and other .................................         7,854          2,179          4,692
                                                               -----------    -----------    -----------
          Total current assets .............................       216,529        129,448         84,758
                                                               -----------    -----------    -----------

Deferred charges ...........................................       139,313         90,218         96,635

Investment securities ......................................        15,587         10,000         12,000

Real estate ................................................         9,438          9,438          9,420

Other ......................................................        20,841          7,953          6,275
                                                               -----------    -----------    -----------









     Total .................................................   $ 1,864,971    $ 1,112,825    $ 1,087,348
                                                               ===========    ===========    ===========







                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      STOCKHOLDERS' EQUITY AND LIABILITIES



                                                                         March 31,               June 30,
                                                                  --------------------------    -----------
                                                                       2000         1999           1999
                                                                  -----------    -----------    -----------
                                                                              (thousands of dollars)

Common stockholders' equity:
     Common stock, $1 par value; authorized
          200,000,000 shares; issued 48,134,860 shares ........   $    48,135    $    29,741    $    31,240
     Premium on capital stock .................................       592,274        260,167        276,610
     Less treasury stock, at cost .............................       (14,313)          (794)          (794)
     Less common stock held in trust ..........................       (15,254)          --           (5,562)
     Accumulated other comprehensive loss .....................          (436)          --             (436)
     Retained earnings ........................................        20,547         23,790           --
                                                                  -----------    -----------    -----------

     Total common stockholders' equity ........................       630,953        312,904        301,058
                                                                  -----------    -----------    -----------

Company-obligated mandatorily redeemable preferred
     securities of subsidiary trust holding solely subordinated
     notes of Southern Union ..................................       100,000        100,000        100,000

Long-term debt and capital lease obligation ...................       734,320        411,460        390,931
                                                                  -----------    -----------    -----------

     Total capitalization .....................................     1,465,273        824,364        791,989
                                                                  -----------    -----------    -----------

Current liabilities:
     Long-term debt and capital lease obligation due within
          one year ............................................         2,169          2,033          2,066
     Notes payable ............................................             3         18,603         21,003
     Accounts payable .........................................        64,660         49,917         37,834
     Federal, state and local taxes ...........................        22,526         28,448         13,300
     Accrued interest .........................................        16,067          5,256         12,176
     Customer deposits ........................................        17,805         18,352         17,682
     Deferred gas purchase costs ..............................        21,674         14,968         22,955
     Other ....................................................        16,052         16,642         16,612
                                                                  -----------    -----------    -----------
          Total current liabilities ...........................       160,956        154,219        143,628
                                                                  -----------    -----------    -----------
Deferred credits and other ....................................       112,581         71,763         81,493
Accumulated deferred income taxes .............................       126,161         62,479         70,238
Commitments and contingencies .................................          --             --             --
                                                                  -----------    -----------    -----------
     Total ....................................................   $ 1,864,971    $ 1,112,825    $ 1,087,348
                                                                  ===========    ===========    ===========







                                                   See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                    Common      Premium                   Common      Accumulated
                                     Stock,       on        Treasury       Stock       Other Com-
                                     $1 Par     Capital      Stock,       Held in      prehensive   Retained
                                     Value       Stock       at Cost       Trust         Loss       Earnings       Total
                                   ---------   ---------    ---------    --------     -----------  ---------    ---------
                                                                  (thousands of dollars)

Balance July 1, 1998 ...........   $  28,252   $ 252,638    $    (794)   $    --      $    --      $  16,738    $ 296,834

   Net earnings ................        --          --           --           --           --         10,445       10,445

   Minimum pension liability
     adjustment; net of tax ....        --          --           --           --           (436)        --           (436)
                                                                                                                ---------

   Comprehensive income ........                                                                                   10,009
                                                                                                                ---------

   Common stock held in
     trust .....................        --          --           --         (5,562)        --           --         (5,562)

   5% stock dividend --
     declared November 11,
     1998 ......................       1,411       7,483         --           --           --         (8,898)          (4)

   5% stock dividend --
     declared July 13, 1999 ....       1,485      16,797         --           --           --        (18,285)          (3)

   Exercise of stock options ...          92        (308)        --           --           --           --           (216)
                                   ---------   ---------    ---------    ---------    ---------    ---------     ---------

Balance June 30, 1999 ..........      31,240     276,610         (794)      (5,562)        (436)        --         301,058

   Net earnings ................        --          --           --           --           --         20,547       20,547

   Issuance of stock for
     acquisition ...............      16,714     315,235         --           --           --           --        331,949

   Purchase of treasury
     stock .....................        --          --        (13,519)        --           --           --        (13,519)

   Common stock held in
     trust .....................        --          --           --         (9,692)        --           --         (9,692)

   Exercise of stock options ...         181         429         --           --           --           --           (610)
                                   ---------   ---------    ---------    ---------    ---------    ---------    ---------


Balance March 31, 2000 .........   $  48,135   $ 592,274    $ (14,313)   $ (15,254)   $    (436)   $  20,547    $ 630,953
                                   =========   =========    =========    =========    =========    =========    =========







                                                   See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                    Three Months Ended March 31,
                                                                                        2000           1999
                                                                                     -----------   -----------
                                                                                       (thousands of dollars)

Cash flows from operating activities:
     Net earnings .................................................................. $   19,515    $  17,624
     Adjustments to reconcile net earnings to net cash flows from operating activities:
              Depreciation and amortization .........................................     15,191      10,535
              Deferred income taxes .................................................      3,585       1,133
              Provision for bad debts ...............................................      2,011       1,192
              Deferred interest expense .............................................        108         153
              Other .................................................................        428         358
              Changes in assets and liabilities, net of acquisitions and dispositions:
                  Accounts receivable, billed and unbilled ..........................     17,577        (980)
                  Accounts payable ..................................................    (10,635)      1,429
                  Taxes and other liabilities .......................................      9,807       6,714
                  Customer deposits .................................................        (29)       (311)
                  Deferred gas purchase costs .......................................      2,382      10,554
                  Inventories .......................................................     43,706      10,718
                  Other .............................................................    (10,099)        725
                                                                                        --------    --------
              Net cash flows from operating activities ..............................     93,547      59,844
                                                                                        --------    --------
Cash flows used in investing activities:
     Additions to property, plant and equipment .....................................    (26,608)    (15,433)
     Acquisitions of operations .....................................................     (2,252)       --
     Proceeds from sale of subsidiary ...............................................     12,150        --
     Purchase of investment securities ..............................................     (2,961)     (5,000)
     Increase (decrease) in customer advances .......................................        608         (98)
     Increase (decrease) in deferred charges and credits ............................      1,667      (1,024)
     Other ..........................................................................      1,538        (233)
                                                                                        --------    --------
          Net cash flows used in investing activities ...............................    (15,858)    (21,788)
                                                                                        --------    --------
Cash flows used in financing activities:
     Repayment of debt and capital lease obligation .................................       (361)       (477)
     Net payments under revolving credit facility ...................................    (12,900)    (31,400)
     Purchase of treasury stock .....................................................    (12,193)       --
     Decrease in cash overdrafts ....................................................       --        (6,250)
     Other ..........................................................................         92          71
                                                                                        --------    --------
          Net cash flows used in financing activities ...............................    (25,362)    (38,056)
                                                                                        --------    --------
Change in cash and cash equivalents .................................................     52,327        --
Cash and cash equivalents at beginning of period ....................................       --          --
                                                                                        --------    --------
Cash and cash equivalents at end of period ..........................................   $ 52,327    $   --
                                                                                        ========    ========


Supplemental  disclosures of cash flow information:  Cash paid during the period for:
          Interest ..................................................................   $ 17,295    $ 15,654
                                                                                        ========    ========
          Income taxes ..............................................................   $  1,711    $      1
                                                                                        ========    ========



                                                   See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                       Nine Months Ended March 31,
                                                                                            2000         1999
                                                                                        ----------    ---------
                                                                                        (thousands of dollars)

Cash flows from operating activities:
     Net earnings ...................................................................    $  20,547    $  15,950
     Adjustments to reconcile net earnings to net cash flows from operating activities:
              Depreciation and amortization ..........................................      39,539       31,449
              Deferred income taxes ..................................................       3,355         (127)
              Provision for bad debts ................................................       1,665        2,371
              Deferred interest expense ..............................................         187          517
              Other ..................................................................       1,225        1,069
              Changes in assets and liabilities, net of acquisitions and dispositions:
                  Accounts receivable, billed and unbilled ...........................     (55,167)     (50,165)
                  Accounts payable ...................................................      10,235       23,368
                  Taxes and other liabilities ........................................       9,719        6,989
                  Customer deposits ..................................................         123          665
                  Deferred gas purchase costs ........................................      (5,149)
                                                                                                          2,710
                  Inventories ........................................................      33,652          445
                  Other ..............................................................     (10,090)       1,393
                                                                                         ---------    ---------
              Net cash flows from operating activities ...............................      49,841       36,634
                                                                                         ---------    ---------
Cash flows used in investing activities:
     Additions to property, plant and equipment ......................................     (69,430)     (50,398)
     Acquisition of operations, net of cash received .................................     (38,083)        --
     Proceeds from sale of subsidiary ................................................      12,150         --
     Purchase of investment securities ...............................................     (15,008)      (5,000)
     Note receivable .................................................................      (4,000)        --
     Net change in customer advances .................................................       1,442        1,610
     Net change in deferred charges and credits ......................................        (241)          71
     Other ...........................................................................       1,959        1,518
                                                                                         ---------    ---------
          Net cash flows used in investing activities ................................    (111,211)     (52,199)
                                                                                         ---------    ---------
Cash flows from financing activities:
     Issuance of long-term debt ......................................................     300,000         --
     Issuance cost of debt ...........................................................      (6,643)        --
     Repayment of debt and capital lease obligation ..................................    (138,269)      (1,516)
     Premium on early extinguishment of acquired debt ................................        (745)        --
     (Payments)/ borrowings under revolving credit facility ..........................     (21,000)      17,003
     Purchase of treasury stock ......................................................     (13,519)        --
     Decrease in cash overdrafts .....................................................      (6,655)         (19)
     Other ...........................................................................         528           97
                                                                                         ---------    ---------
          Net cash flows from financing activities ...................................     113,697       15,565
                                                                                         ---------    ---------
Change in cash and cash equivalents ..................................................      52,327         --
Cash and cash equivalents at beginning of period .....................................        --           --
                                                                                         ---------    ---------
Cash and cash equivalents at end of period ...........................................   $  52,327    $    --
                                                                                         =========    =========

Supplemental  disclosures of cash flow information:  Cash paid (refunded) during the period for:
          Interest ...................................................................   $  40,512    $  33,434
                                                                                         =========    =========
          Income taxes ...............................................................   $   1,711    $    (933)
                                                                                         =========    =========


                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Twelve Months Ended March 31,
                                                                                             2000            1999
                                                                                         -----------     ----------
                                                                                            (thousands of dollars)

Cash flows from operating activities:
     Net earnings ....................................................................   $    15,043     $   7,101
     Adjustments to reconcile net earnings to net cash flows from operating activities:
              Depreciation and amortization ...........................................      49,946         40,963
              Deferred income taxes ...................................................      11,349          5,165
              Provision for bad debts .................................................       2,573          3,521
              Deferred interest expense ...............................................         289             92
              Write-off of regulatory assets ..........................................        --            8,163
              Other ...................................................................       1,160          1,760
              Changes in assets and liabilities, net of acquisitions and dispositions:
                  Accounts receivable, billed and unbilled ............................      (5,216)        13,754
                  Accounts payable ....................................................      (7,905)       (11,437)
                  Taxes and other liabilities .........................................       1,490         (1,376)
                  Customer deposits ...................................................        (546)           437
                  Deferred gas purchase costs .........................................       2,839         12,777
                  Inventories .........................................................      29,994         (8,073)
                  Other ...............................................................     (10,956)          (615)
                                                                                          ---------      ---------
              Net cash flows from operating activities ................................      90,060         72,232
                                                                                          ---------      ---------
Cash flows used in investing activities:
     Additions to property, plant and equipment .......................................     (92,179)       (75,588)
     Acquisition of operations, net of cash received ..................................     (38,083)          --
     Proceeds from sale of subsidiary .................................................      12,150           --
     Purchase of investment securities ................................................     (17,008)        (5,000)
     Note receivable ..................................................................      (4,000)          --
     Increase in customer advances ....................................................       1,971          2,349
     Deferred charges and credits .....................................................      (4,398)         1,480
     Other ............................................................................       1,326          4,389
                                                                                          ---------      ---------
          Net cash flows used in investing activities .................................    (140,221)       (72,370)
                                                                                          ---------      ---------
Cash flows from (used in) financing activities:
     Issuance of long-term debt .......................................................     300,000           --
     Issuance cost of debt ............................................................      (6,643)          --
     Repayment of debt and capital lease obligation ...................................    (157,590)        (2,004)
     Premium on early extinguishment of debt ..........................................        (745)          --
     Net borrowings (payments) under revolving credit facility ........................     (18,600)         1,603
     Purchase of treasury stock .......................................................     (13,519)          --
     Increase in cash overdraft .......................................................        (603)           603
     Other ............................................................................         188           (329)
          Net cash flows from (used in) financing activities ..........................     102,488           (127)
                                                                                          ---------      ---------
Change in cash and cash equivalents ...................................................      52,327           (265)
Cash and cash equivalents at beginning of period ......................................        --              265
                                                                                          ---------      ---------
Cash and cash equivalents at end of period ............................................   $  52,327      $    --
                                                                                          =========      =========

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
          Interest ....................................................................   $  52,117      $  34,114
                                                                                          =========      =========
          Income taxes ................................................................   $   3,617      $   1,503
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

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments (including both normal recurring as well as any non-recurring) necessary for a fair presentation of the results of operations for such periods. Because of the seasonal nature of the Company's operations, the results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. Also, as described below, the Company acquired Pennsylvania Enterprises, Inc. on November 4, 1999. Accordingly, the operating activities of the acquired operations are consolidated with the Company beginning on that date. Thus, the results of operations for the three-, nine- and twelve-month periods ended March 31, 2000 are not indicative of results that would necessarily be achieved for a full year since the majority of the Company's operating margin is recorded during the winter heating season. For these reasons, the results of operations of the Company for the periods subsequent to this acquisition are not comparable to those periods prior to the acquisition nor are the fiscal 2000 results of operations comparable with prior periods.

ACQUISITION ACTIVITIES

Pennsylvania Enterprises, Inc.

On November 4, 1999, the Company acquired Pennsylvania Enterprises, Inc. (hereafter referred to as the "Pennsylvania Operations") in a transaction valued at approximately $500 million, including assumption of debt of approximately $150 million. The Company issued approximately 17 million shares of common stock and paid approximately $36 million in cash to complete the transaction. The Pennsylvania Operations are headquartered in Wilkes-Barre, Pennsylvania with natural gas distribution being its primary business. The principal operating division of the Pennsylvania Operations is the PG Energy division of the Company which serves more than 154,000 gas customers in northeastern and central Pennsylvania. Subsidiaries of the Company included in the Pennsylvania Operations include PG Energy Services Inc., Keystone Pipeline Services, Inc. (a wholly-owned subsidiary of PG Energy Services, Inc.), PEI Power Corporation, and Theta Land Corporation. PG Energy Services Inc. markets a diversified range of energy-related products and services under the name of PG Energy Power Plus and supplies propane under the name of PG Energy Propane. Keystone Pipeline
Services, Inc. provides pipeline and fiber optic cable construction, installation, maintenance, and rehabilitation services. PEI Power Corporation operates a cogeneration plant that generates steam and electricity for resale. Theta Land Corporation, which provided land management and development services for more than 44,000 acres of land, was sold for $12,150,000 in January, 2000. In accordance with generally accepted accounting principles relative to business combinations, no gain or loss was recognized on this transaction.

The Company funded the acquisition of the Pennsylvania Operations and related refinancings with the sale of $300,000,000 of 8.25% Senior Notes due 2029 completed on November 3, 1999 (8.25% Senior Notes). See Debt and Capital Lease. The assets of the Pennsylvania Operations are included in the consolidated balance sheet of the Company at March 31, 2000 and income from the Pennsylvania Operations has been included in the statement of consolidated operations beginning November 4, 1999. The acquisition was accounted for using the purchase method. The additional purchase cost assigned to utility plant of approximately $249,477,000 reflects the excess of the purchase price over the historical book carrying value of the utility plant purchased. Amortization of the additional purchase cost assigned to utility plant is provided on a straight-line basis over forty years. The final allocation of the purchase price of the Pennsylvania Operations acquisition is expected to be completed in the fourth quarter of fiscal year 2000.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Prior to the consummation of the acquisition, the Company purchased 358,500 shares of Pennsylvania Enterprises, Inc. stock for $11,887,000 during both the first and second quarter of the Company's fiscal year 2000. As all necessary approvals for the merger had not been obtained, these purchases were treated as investment securities.

Pro Forma Financial Information

The following unaudited pro forma financial information for the nine-month periods ended March 31, 2000 and 1999 is presented as though the following events had occurred at the beginning of the earliest period presented: (i) the acquisition of Pennsylvania Enterprises, Inc.; (ii) the sale of the 8.25% Senior Notes; and (iii) the refinancing of certain short-term and long-term debt at the time of acquisition. The pro forma financial information is not necessarily indicative of the results which would have actually been obtained had the acquisition of Pennsylvania Enterprises, Inc., the sale of senior notes or the refinancings been completed as of the assumed date for the periods presented or which may be obtained in the future.

                                         Nine Months Ended March 31,
                                            2000        1999
                                          -------------------

Operating revenues ....................   $717,655   $693,388
Income before extraordinary item ......      9,835     16,625
Net earnings available for common stock 9,835 16,625 Net earnings per common stock:
     Basic ............................        .21        .35
     Diluted ..........................        .20        .34

Other Acquisitions

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

On November 15, 1999, Southern Union and Providence Energy Corporation ("Providence Energy") (NYSE: PVY) announced a definitive merger agreement. The agreement calls for Providence Energy to merge into Southern Union in a transaction valued at approximately $400 million, including the assumption of debt of approximately $93 million. If approved, each Providence Energy shareholder will receive $42.50 per Providence Energy share in cash. The merger will be accounted for using the purchase method. Providence Energy distributes and markets natural gas, heating oil, and petroleum products and also markets electricity and energy services. Providence Energy serves approximately 181,000 customers principally in Rhode Island and Massachusetts.

On October 5, 1999, Southern Union announced a definitive merger agreement with Fall River Gas Company ("Fall River") (AMEX: FAL) in a transaction valued at approximately $75 million, including the assumption of debt of approximately $20 million. If approved, each Fall River shareholder will receive Southern Union common stock and/or cash having a value of $23.50, subject to adjustment. At least half of the outstanding Fall River shares must be exchanged for Southern Union common stock. The merger will be accounted for using the purchase method. Fall River is a natural gas distribution company that serves nearly 48,000 customers in the city of Fall River and the towns of Somerset, Swansea and Westport, all located in Southeastern Massachusetts.

Southern Union anticipates having all necessary approvals for each of these mergers by September 2000.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

EARNINGS PER SHARE

Average shares outstanding for basic earnings per share were 46,919,654 and 31,170,179 for the three-month period ended March 31, 2000 and 1999, respectively; 39,706,933 and 31,129,919 for the nine-month period ended March 31, 2000 and 1999, respectively; and 37,586,705 and 31,119,598 for the twelve-month period ended March 31, 2000 and 1999, respectively. Diluted earnings per share includes average shares outstanding as well as common stock equivalents from stock options and warrants. Common stock equivalents were 1,156,945 and 1,454,425 for the three-month period ended March 31, 2000 and 1999, respectively; 1,450,730 and 1,441,221 for the nine-month period ended March 31, 2000 and 1999, respectively; and 1,514,534 and 1,380,963 for the twelve-month period ended March 31, 2000 and 1999, respectively. At March 31, 2000, 894,297 shares of common stock were held by various rabbi trusts for certain of the Company's benefit plans.

INVESTMENT SECURITIES

In March 2000, the Company acquired an 11% interest in a development stage communications company for $2,000,000.

At March 31, 2000, all securities owned by the Company are accounted for under the cost method. These securities consist of equity ownership in non-public companies. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations when incurred, and dividends are recognized as income when received.

PREFERRED SECURITIES OF SUBSIDIARY TRUST

On May 17, 1995, Southern Union Financing I (Subsidiary Trust), a consolidated wholly-owned subsidiary of Southern Union, issued $100,000,000 of 9.48% Trust Originated Preferred Securities (Preferred Securities). In connection with the Subsidiary Trust's issuance of the Preferred Securities and the related purchase by Southern Union of all of the Subsidiary Trust's common securities (Common
Securities), Southern Union issued to the Subsidiary Trust $103,092,800 principal amount of its 9.48% Subordinated Deferrable Interest Notes, due 2025 (Subordinated Notes). The sole assets of the Subsidiary Trust are the Subordinated Notes. The interest and other payment dates on the Subordinated Notes correspond to the distribution and other payment dates on the Preferred Securities and the Common Securities. Under certain circumstances, the Subordinated Notes may be distributed to holders of the Preferred Securities and holders of the Common Securities in liquidation of the Subsidiary Trust. The Subordinated

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Notes are redeemable at the option of the Company on or after May 17, 2000, at a redemption price of $25 per Subordinated Note plus accrued and unpaid interest. The Preferred Securities and the Common Securities will be redeemed on a pro rata basis to the same extent as the Subordinated Notes are repaid, at $25 per Preferred Security and Common Security plus accumulated and unpaid distributions. Southern Union's obligations under the Subordinated Notes and related agreements, taken together, constitute a full and unconditional guarantee by Southern Union of payments due on the Preferred Securities. As of March 31, 2000 and 1999, 4,000,000 shares of Preferred Securities were outstanding.

DEBT AND CAPITAL LEASE

                                         March 31,  June 30,
                                           2000       1999
                                          ------------------
                                         (thousands of dollars)

7.60% Senior Notes due 2024 ..........   $364,515   $364,515
8.25% Senior Notes due 2029 ..........    300,000       --
8.375% First Mortgage Bonds, due 2002      30,000       --
9.34% First Mortgage Bonds, due 2019 .     15,000       --
Capital lease and other ..............     26,974     28,482
                                         --------   --------
Total debt and capital lease .........    736,489    392,997
    Less current portion .............      2,169      2,066
                                         --------   --------
Total long-term debt and capital lease   $734,320   $390,931
                                         ========   ========

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

Credit Facilities The Company has availability under two revolving credit facilities (Revolving Credit Facilities) underwritten by a syndicate of banks. Of the Revolving Credit Facilities, $40,000,000 is available under a short-term facility which expires June 29, 2000, while $60,000,000 is available under a long-term facility expiring on June 30, 2002. The Company has additional availability under uncommitted line of credit facilities (Uncommitted Facilities) with various banks. Covenants under the Revolving Credit Facilities allow for up to $50,000,000 of borrowings under Uncommitted Facilities at any one time. Borrowings under the facilities are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. The Company had no balance outstanding under the facilities at March 31, 2000.

Capital Lease The Company completed the installation of an Automated Meter Reading (AMR) system at Missouri Gas Energy during fiscal year 1999. The installation of the AMR system involved an investment of approximately $30,000,000 which is accounted for as a capital lease obligation. As of March 31, 2000, the capital lease obligation outstanding was $25,561,000 with a fixed rate of 5.79%. This system has improved meter reading accuracy and provided electronic accessibility to meters in residential customers' basements, thereby assisting in the reduction of the number of estimated bills.

UTILITY REGULATION AND RATES

On April 3, 2000, PG Energy, a division of the Company, filed an application with the Pennsylvania Public Utility Commission (the PPUC) seeking an increase in its base rates designed to produce $17.9 million in additional annual revenues. On May 11, 2000, the PPUC suspended this rate increase request for seven months, until January 2, 2001, in order to investigate the reasonableness of the proposed rates.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



On October 18, 1999, Southern Union Gas, a division of the Company, filed a $1,696,000 rate increase request for the El Paso service area with the City of El Paso. In February 2000, the City of El Paso approved a $650,000 revenue increase, and an improved rate design that collects a greater portion of the Company's revenue stream from the monthly customer charge. Additionally, the City of El Paso approved a new 30-year franchise for Southern Union Gas.

     On August 21, 1998, Missouri Gas Energy, a division of the Company, was notified by the MPSC of its decision to grant a $13,300,000 annual increase to revenue effective on September 2, 1998, which is primarily earned volumetrically. The MPSC rate order reflected a 10.93% return on common equity. The rate order, however, disallowed certain previously recorded deferred costs requiring a non-cash write-off of $2,221,000. The Company recorded this charge to earnings in its fiscal year ended June 30, 1998. On December 8, 1998, the MPSC denied rehearing requests made by all parties other than Missouri Gas
Energy and granted a portion of Missouri Gas Energy's rehearing request. The MPSC will conduct further proceedings to take additional evidence on those matters for which it granted Missouri Gas Energy a rehearing. If the MPSC adopts Missouri Gas Energy's positions on rehearing, then Missouri Gas Energy would be authorized an additional $2,200,000 of base revenues increasing the $13,300,000 initially authorized in its August 21, 1998 order to $15,500,000. The MPSC's orders are subject to judicial review and although certain parties have argued for a reduction in Missouri Gas Energy's authorized base revenue increase on judicial review, Missouri Gas Energy expects such arguments to be unsuccessful.

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

COMMITMENTS AND CONTINGENCIES

Environmental Southern Union and Western Resources entered into an Environmental Liability Agreement at the closing of the Missouri Acquisition. Subject to the accuracy of certain representations made by Western Resources in the Missouri Asset Purchase Agreement, the Environmental Liability Agreement provides for a tiered approach to the allocation of substantially all liabilities under environmental laws that may exist or arise with respect to Missouri Gas Energy. At the present time and based upon information available to management, the Company believes that the costs of any remediation efforts that may be required for these sites for which it may ultimately have responsibility will not exceed the aggregate amount subject to substantial sharing by Western Resources.

In a letter dated May 10, 1999, the Missouri Department of Natural Resources ("MDNR") sent notice of a planned site inspection/removal site evaluation of the Kansas City Coal Gas Former Manufactured Gas Plant ("FMGP") site. This site (comprised of two FMGP operations previously owned by two separate companies) is located at East First Street and Campbell in Kansas City, Missouri and is owned by Missouri Gas Energy. A 1988 investigation of the site performed by an Environmental Protection Agency ("EPA") contractor determined that further remedial assessment was not required under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), as amended by the Superfund Amendments and Reauthorization Act of 1986. The MDNR has stated that the reassessment of the Kansas City coal gas site is part of a statewide effort to identify, evaluate, and prioritize the potential hazards posed by all of Missouri's FMGP sites. During July 1999, the Company sent applications to MDNR submitting the two sites to the agency's Voluntary Cleanup Program ("VCP"). The sites were accepted into the VCP on August 2, 1999 and MDNR subsequently approved the Company's proposed workplans for the environmental assessment of the sites. The final environmental reports were sent to the state on March 6, 2000.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

In addition to the various Missouri Gas Energy sites described above, the Company is investigating the possibility that the Company or predecessor companies may have been associated with Manufactured Gas Plant (MGP) sites in other of its former service territories, principally in Arizona and New Mexico, and present service territories in Texas and its newly acquired service territories in Pennsylvania. At the present time, the Company is aware of certain plant sites in some of these areas and is investigating those and certain other locations.

While the Company's evaluation of these Texas, Arizona, New Mexico and Pennsylvania MGP sites is in its preliminary stages, it is likely that some compliance costs may be identified and become subject to reasonable quantification. To the extent that such potential costs are quantified, the Company expects to provide any appropriate accruals and seek recovery for such remediation costs through all appropriate means, including insurance and regulatory relief. Although significant charges to earnings could be required prior to rate recovery, management does not believe that environmental expenditures for such FMGP and MGP sites will have a material adverse effect on the Company's financial position, results of operations or cash flows.

Southwest Gas/ONEOK On February 1, 1999, Southern Union submitted a proposal to the Board of Directors of Southwest Gas Corporation (Southwest) to acquire all of Southwest's outstanding common stock for $32.00 per share. Southwest then had a pending merger agreement with ONEOK, Inc. (ONEOK) at $28.50 per share. On February 22, 1999, Southern Union and Southwest both publicly announced Southern Union's proposal, after the Southwest Board of Directors determined that Southern Union's proposal was a Superior Proposal (as defined in the Southwest merger agreement with ONEOK). At that time Southern Union entered into a
Confidentiality and Standstill Agreement with Southwest at Southwest's insistence. On April 25, 1999, Southwest's Board of Directors rejected Southern Union's $32.00 per share offer and accepted an amended offer of $30.00 per share from ONEOK. On April 27, 1999, Southern Union increased its offer to $33.50 per share and agreed to pay interest which, together with dividends, would have provided Southwest shareholders with a 6% annual rate of return on its $33.50 offer, commencing February 15, 2000, until closing. Southern Union's revised proposal was also rejected by Southwest's Board of Directors.

There are four lawsuits pending in two federal district courts -- in Arizona and Oklahoma -- that relate to activities surrounding Southern Union's efforts to acquire Southwest. In addition, there is before the U. S. Court of Appeals for the Tenth Circuit, an appeal by Southern Union of a preliminary injunction entered by the Oklahoma federal district court. On October 11, 1999, Southern
Union filed its first amended complaint in the Arizona action to include additional individual defendants and to incorporate additional facts required in the discovery process. On January 21, 2000, ONEOK terminated its agreement to merge with Southwest, and additionally filed an action against Southwest in federal district court in Oklahoma. On January 24, 2000, Southwest filed an action against ONEOK and Southern Union in federal district court in Arizona.

Southern Union is vigorously pursuing its claims against Southwest, ONEOK, and certain individual defendants, and is also vigorously defending itself against claims by Southwest and ONEOK. The Company believes that the results of the above-noted Southwest Gas litigation will not have a materially adverse effect on the Company's financial condition, results of operations or cash flows.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Regulatory In August 1998, a jury in Edinburg, Texas concluded deliberations on the City of Edinburg's franchise fee lawsuit against PG&E Gas Transmission, Texas Corporation (formerly Valero Energy Corporation (Valero)) and a number of its subsidiaries, as well as former Valero subsidiary Rio Grande Valley Gas Company (RGV) and RGV's successor company, Southern Union Company. The case, based upon events that occurred between 1985-1987, centers on specific contractual language in the 1985 franchise agreement between RGV and the City of Edinburg. Southern Union purchased RGV from Valero in October 1993. The jury awarded the plaintiff damages, against all defendants under several largely overlapping but mutually exclusive claims, totaling approximately $13,000,000. The trial judge subsequently reduced the award to approximately $700,000 against Southern Union and $7,800,000 against Valero and Southern Union together. The Company is pursuing reversal on appeal. The Company believes it will ultimately prevail, and that the outcome of this matter will not have a material adverse impact on the Company's results of operations, financial position or cash flows. Furthermore, the Company has not determined what impact, if any, this jury decision may have on other city franchises in Texas.

Other Southern Union and its subsidiaries are parties to other legal proceedings that management considers to be normal actions to which an enterprise of its size and nature might be subject. Management does not consider these actions to be material to the Company's overall business or financial condition, results of operations or cash flows.

In December 1999, the Company advanced $4,000,000 and entered into a note agreement with an executive officer. Also in December 1999, the Company entered into an employment contract with the executive officer. The aggregate minimum commitment for future compensation under this employment contract is approximately $6,400,000.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The Company's core business is the distribution of natural gas as a public utility principally through four divisions: Southern Union Gas, Missouri Gas Energy (MGE), Atlantic Utilities, doing business as South Florida Natural Gas
(SFNG),  and  effective  as  of  November  4,  1999,  PG  Energy.  In  addition, subsidiaries of Southern Union have been established to support and expand natural gas sales and to capitalize on the Company's gas energy expertise. These subsidiaries operate natural gas pipeline systems, market natural gas and electricity to end-users and distribute propane. By providing "one-stop shopping," the Company can serve its various customers' specific energy needs, which encompass substantially all of the natural gas distribution and sales businesses from natural gas sales to specialized energy consulting services. Certain subsidiaries own or hold interests in real estate and other assets, which are primarily used in the Company's utility business.

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

The Company acquired Pennsylvania Enterprises, Inc. (hereafter referred to as the "Pennsylvania Operations") on November 4, 1999. In addition to the PG Energy division of the Company, the following subsidiaries of the Company are included in the Pennsylvania Operations: PG Energy Services Inc., Keystone Pipeline Services, Inc. (a wholly-owned subsidiary of PG Energy Services, Inc.), PEI Power Corporation and Theta Land Corporation. Theta Land Corporation, which provided land management and development services for more than 44,000 acres of land, was sold for $12,150,000 in January 2000. In accordance with generally accepted accounting principles relative to business combinations, no gain or loss was recognized on this transaction. PG Energy Services Inc. markets a diversified range of energy-related products and services under the name of PG Energy Power Plus and supplies propane under the name of PG Energy Propane. Keystone Pipeline Services, Inc. provides pipeline and fiber optic cable construction, installation, maintenance, and rehabilitation services. PEI Power Corporation operates a cogeneration plant that generates steam and electricity for resale. The income from the acquired Pennsylvania Operations is consolidated with the Company beginning on November 4, 1999. Thus, the results of operations for the three-, nine- and twelve-month periods ended March 31, 2000 are not indicative of results that would necessarily be achieved for a full year since the majority of the Company's operating margin is recorded during the winter heating season. For these reasons, the results of operations of the Company for the periods subsequent to this acquisition are not comparable to those periods prior to the acquisition nor are the 2000 results of operations comparable with prior periods.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 and 1999

The Company recorded net earnings available for common stock of $19,515,000 for the three-month period ended March 31, 2000, an increase of 11%, compared with net earnings of $17,624,000 for the same period in 1999. Earnings per diluted share were $.40 in 2000 compared to $.54 in 1999. Weighted average shares outstanding increased 49% in 2000 primarily due to the issuance of 16,714,000 shares of the Company's common stock on November 4, 1999 in connection with the acquisition of the Pennsylvania Operations.

Operating revenues were $344,789,000 for the three-month period ended March 31, 2000, compared with operating revenues of $251,863,000 in 1999. Gas purchase and other energy costs for the three-month period ended March 31, 2000 were $217,793,000, compared with $153,757,000 in 1999. The Company's operating revenues are affected by the level of sales volumes and by the pass-through of increases or decreases in the Company's gas purchase costs

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



through its purchased gas adjustment clauses. Additionally, revenues are affected by increases or decreases in gross receipts taxes (revenue-related taxes) which are levied on sales revenue as collected from customers and remitted to the various taxing authorities. The increase in both operating revenues and gas purchase costs between periods was primarily due to a 15% increase in gas sales volume to 53,101 MMcf in 2000 from 46,068 MMcf in 1999 and by a 10% increase in the average cost of gas from $3.33 per Mcf in 1999 to $3.66 per Mcf in 2000. The acquisition of the Pennsylvania Operations contributed 11,038 MMcf of the increase while the remaining operations of the Company resulted in a gas sales volume decrease of 4,005 MMcf. These volume decreases were primarily the result of warmer than normal weather and the loss of certain marketing customers. Changes in the average cost of gas resulted from seasonal impacts on demands for natural gas and the ensuing competitive pricing within the industry. The Pennsylvania Operations contributed $96,023,000 to the overall increase in operating revenues and $63,249,000 in gas purchase and other energy costs.

Weather for MGE's service territories was 79% of a 30-year measure for the three-month period ended March 31, 2000, compared with 87% in 1999. Southern Union Gas service territories experienced weather that was 62% of a 30-year measure in 2000, compared with 65% in 1999. About half of the customers served by Southern Union Gas are weather normalized. Weather in PG Energy service territories was 92% of a 30-year measure for the three-month period ended March 31, 2000.

Net operating margin (operating margin less revenue-related taxes) increased $29,182,000 to $112,801,000 for the three-month period ended March 31, 2000 compared with the same period in 1999. Net operating margin increased due principally to the acquisition of the Pennsylvania Operations as previously discussed, which contributed $32,537,000 to net operating margin. This was partially offset by lower net operating margins in the MGE and Southern Union Gas service territories in 2000 compared to 1999 due to the warmer weather as previously discussed.

Operating expenses, which include operating, maintenance and general expenses, depreciation and amortization and taxes, other than on income and revenues, were $59,900,000 for the three-month period ended March 31, 2000, an increase of $16,928,000, compared with $42,972,000 in 1999. An increase of $15,336,000 was the result of the acquisition of the Pennsylvania Operations. Also impacting operating expenses during the three-month period ended March 31, 2000 was an increase in costs associated with certain employee benefits and increases in property taxes.

Interest expense was $14,940,000 for the three-month period ended March 31, 2000, compared with $8,962,000 in 1999. Interest expense increased in 2000 primarily due to the issuance of $300,000,000 of 8.25% Senior Notes on November 3, 1999, ("8.25% Senior Notes") which was used to extinguish $136,000,000 in existing debt of the Pennsylvania Operations at the time of the merger, and the assumption of $45,000,000 of Pennsylvania Operations' debt by the Company. This was partially offset by reduced interest expense on short-term debt due to a reduction in the average short-term debt outstanding during 2000 as a result of utilizing a portion of the 8.25% Senior Notes proceeds for working capital needs. See "Debt and Capital Lease" in the Notes to the Consolidated Financial Statements included herein.

Other expense of $1,034,000 for the three-month period ended March 31, 2000 primarily consists of $1,400,000 of costs associated with an unsuccessful acquisition. This amount was offset by $663,000 in net rental income from Lavaca Realty Company ("Lavaca Realty"), the Company's real estate subsidiary. Other expense of $252,000 for the three-month period ended March 31, 1999 primarily consisted of net expense of $153,000 related to the amortization and current deferral of interest and other expenses associated with the MGE Safety Program.

The Company's consolidated federal and state effective income tax rate was 43% and 39% for the three months ended March 31, 2000 and 1999, respectively. The increase in the effective federal and state income tax rate is a result of non-tax deductible amortization of additional purchase cost associated with the purchase of the Pennsylvania Operations.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Nine Months Ended March 31, 2000 and 1999

The Company recorded net earnings available for common stock of $20,547,000 for the nine-month period ended March 31, 2000, compared with net earnings of $15,950,000 for the same period in 1999. Earnings per diluted share were $.49 in both 2000 and 1999. Weighted average common and common share equivalents increased 27% during 2000 compared with 1999 due to the issuance of common stock for the acquisition of the Pennsylvania Operations as previously discussed.

Operating revenues were $669,170,000 for the nine-month period ended March 31, 2000, compared with operating revenues of $503,543,000 in 1999. Gas purchase and other energy costs for the nine-month period ended March 31, 2000 were $402,182,000 compared with $292,370,000 in 1999. The increase in both operating revenues and gas purchase costs between periods was primarily impacted by a 13% increase in gas sales volume to 101,225 MMcf in 2000 from 89,518 MMcf in 1999. The acquisition of the Pennsylvania Operations, previously discussed, accounted for 16,792 MMcf of the increase while the remaining operations of the Company resulted in a gas sales volume decrease of 5,085 MMcf. Additionally, operating revenues and gas purchase costs were affected by an 11% increase in the average cost of gas from $3.24 per Mcf in 1999 to $3.59 per Mcf in 2000, due to changes in average spot market gas prices. Also impacting operating revenues was a $13,300,000 annual increase to revenues granted to MGE, effective as of September 2, 1998. The effect of this rate order was marginal as it is earned volumetrically and therefore was impacted by the warmer than normal weather in both 2000 and 1999.

MGE's service territories experienced weather which was 79% of a 30-year measure for the nine months ended March 31, 2000 compared with 84% in 1999. Weather for Southern Union Gas service territories for the nine-month period ended March 31, 2000 was 72% of a 30-year measure compared with 73% in 1999. Weather in PG Energy service territories was 91% of a 30-year measure for the five-month period ended March 31, 2000.

Net operating margin increased $53,568,000 to $237,572,000 for the nine-month period ended March 31, 2000 compared with the same period in 1999. Net operating margin increased $51,659,000 due to increased gas sales volumes as a result of the acquisition of the Pennsylvania Operations, as previously discussed, and the effect of a $13,300,000 annual increase to revenues in the Missouri service territories granted by the MPSC effective as of September 2, 1998, also previously discussed. Also contributing to the increase in net operating margin was a one-time expense during the nine-month period ended March 31, 1999 of $1,000,000 associated with a cost of gas refund to the City of El Paso customers and a charge during the same period for certain lost and unaccounted for gas. This was partially offset by lower net operating margins in the MGE and Southern Union Gas service territories in 2000 compared to 1999 due to the warmer weather, also previously discussed.

Operating expenses were $151,965,000 for the nine-month period ended March 31, 2000, an increase of $27,966,000, compared with $123,999,000 in 1999. An increase of $24,835,000 was the result of the acquisition of the Pennsylvania Operations, as previously discussed. Also contributing to the increase was additional depreciation and amortization and property taxes as a result of including certain costs into rate base that had been previously deferred.

Interest expense was $36,603,000 for the nine-month period ended March 31, 2000, compared with $26,843,000 in 1999. The increase is primarily due to the issuance of the 8.25% Senior Notes, as previously discussed, which was used to extinguish $136,000,000 in existing debt of the Pennsylvania Operations at the time of the merger, and the assumption of $45,000,000 of Pennsylvania Operations' debt by the Company. This was partially offset by reduced interest expense on short-term debt due to a reduction in the average short-term debt outstanding during 2000 as a result of utilizing a portion of the 8.25% Senior Notes proceeds for working capital needs. See "Debt and Capital Lease" in the Notes to the Financial Statements included herein.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Other expense for the nine-month period ended March 31, 2000 was $5,527,000 compared with other income of $311,000 in 1999. Other expense for the nine-month period ended March 31, 2000 primarily consists of $6,664,000 of litigation costs associated with an unsuccessful acquisition. This amount was offset by
$1,327,000 in net rental income from Lavaca Realty. Other income for the nine-month period ended March 31, 1999 included net rental income from Lavaca Realty of $935,000, which was partially offset by net expense of $517,000 related to the amortization and current deferral of interest and other expenses associated with the MGE Safety Program.

The Company's consolidated federal and state effective income tax rate was 43% and 39% for the nine-month periods ended March 31, 2000 and 1999, respectively. The increase in the effective federal and state income tax rate is a result of non-tax deductible amortization of additional purchase cost associated with the purchase of the Pennsylvania Operations.

Twelve Months Ended March 31, 2000 and 1999

The Company recorded net earnings available for common stock of $15,043,000 for the twelve-month period ended March 31, 2000 compared with net earnings of $7,101,000 in 1999. Earnings per diluted share were $.38 in 2000 compared to $.22 in 1999. Weighted average common and common share equivalents increased 21% during the twelve-month period ended March 31, 2000 compared with 1999 due to the issuance of common stock in the acquisition of the Pennsylvania Operations as previously discussed.

During fiscal year 1998, the Company was impacted by pre-tax non-cash write-offs totaling $8,163,000 of previously recorded regulatory assets. On August 18, 1998, the Missouri Court of Appeals denied the previously disclosed appeal by the Company of the MPSC's January 1997 Rate Order granted to MGE. Because of this decision, the Company recorded a one-time non-cash write-off of $5,942,000 of deferred costs recorded since 1994. On August 21, 1998, the MPSC also granted MGE a rate increase which, among other things, disallowed certain previously recorded deferred costs requiring an additional pre-tax non-cash write-off of $2,221,000. See "Write-Off of Regulatory Assets" and "Commitments and Contingencies" in the Notes to the Consolidated Financial Statements included herein.

Operating revenues were $770,858,000 for the twelve-month period ended March 31, 2000 compared with operating revenues of $612,469,000 in 1999. Gas purchase and other energy costs for the twelve-month period ended March 31, 2000 were $452,113,000, compared with $351,174,000 in 1999. The increase in both operating revenues and gas purchase costs between periods was primarily the result of an increase in gas sales volume to 117,777 MMcf in 2000 from 108,113 MMcf in 1999. The increase in sales volumes was due to the acquisition of the Pennsylvania Operations, previously discussed, which was offset by a decrease in sales volumes in both Missouri and Texas due to warmer weather during the twelve-month period ended March 31, 2000 compared with 1999. Additionally, operating revenues and gas purchase costs were affected by an increase of 8% in the average cost of gas from $3.23 per Mcf in 1999 to $3.50 per Mcf in 2000, due to increases in average spot market gas prices. Operating revenues were also impacted by a $13,300,000 annual increase to revenues granted to MGE, effective as of September 2, 1998. The effect of this rate increase has been marginal as it earns volumetrically and has also been impacted by the warmer than normal weather.

MGE's service territories experienced weather that was 80% of the 30-year measure for the twelve-month period ended March 31, 2000 compared with 84% in 1999. Weather for Southern Union Gas service territories for the twelve-month period ended March 31, 2000 was 72% of a 30-year measure compared with 75% in 1999. About half of the customers served by Southern Union Gas are weather normalized.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Net operating margin increased $55,352,000 to $284,464,000 for the twelve-month period ended March 31, 2000 compared with the same period in 1999. Net operating margin increased $51,659,000 due to increased gas sales volumes as a result of the acquisition of the Pennsylvania Operations, as previously discussed, and the effect of a $13,300,000 annual increase to revenues in the Missouri service territories granted by the MPSC effective as of September 2, 1998, also previously discussed. Also contributing to the increase in net operating margin was a one-time expense during the twelve-month period ended March 31, 1999 of $1,000,000 associated with a cost of gas refund to the City of El Paso customers and a charge during the same period for certain lost and unaccounted for gas. This was partially offset by lower net operating margins in the MGE and Southern Union Gas service territories in 2000 compared to 1999 due to the warmer weather, also previously discussed.

Operating expenses were $194,015,000 for the twelve-month period ended March 31, 2000, an increase of $28,702,000, compared with operating expenses of $165,313,000 in 1999. The increase is primarily a result of the acquisition of the Pennsylvania Operations and an increase in depreciation and amortization and property taxes as a result of including certain costs into rate base that had been previously deferred.

Interest expense was $45,759,000 for the twelve-month period ended March 31, 2000, compared with $35,182,000 in 1999. The increase is primarily due to the issuance of the 8.25% Senior Notes as previously discussed, which was used to extinguish $136,000,000 in existing debt of the Pennsylvania Operations at the time of the merger, and the assumption of $45,000,000 of Pennsylvania Operations' debt by the Company. The increase was partially offset by reduced interest expense on short-term debt due to a reduction in the average short-term debt outstanding during 2000 as a result of utilizing a portion of the 8.25% Senior Notes proceeds for working capital needs. See "Debt and Capital Lease" in the Notes to the Consolidated Financial Statements included herein.

Other expense for the twelve-month period ended March 31, 2000 was $7,651,000 compared with other income of $763,000 in 1999. Other expense for the twelve-month period ended March 31, 2000 primarily consists of $10,503,000 of costs associated with unsuccessful acquisition activities and related litigation. This amount was partially offset by $1,841,000 in net rental income of Lavaca Realty. Other income for the twelve-month period ended March 31, 1999 included $1,298,000 in net rental income from Lavaca Realty.

The Company's consolidated federal and state effective income tax rate was 45% and 39% for the twelve-month periods ended March 31, 2000 and 1999, respectively. The increase in the effective federal and state income tax rate is a result of non-tax deductible amortization of additional purchase cost associated with the purchase of the Pennsylvania Operations.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following table sets forth certain information regarding the Company's gas utility operations for the three- and twelve-month periods ended March 31, 2000 and 1999:

                                                                 Three Months                  Twelve Months
                                                                Ended March 31,                Ended March 31,
                                                              2000           1999            2000          1999
                                                          -----------     -----------     -----------    -----------
Average number of gas sales customers served:
     Residential ......................................     1,062,100         906,268         965,954        892,196
     Commercial .......................................       107,699          91,432          95,818         88,308
     Industrial and irrigation ........................           764             572             651            569
     Pipeline and marketing ...........................           225             237             232            233
     Public authorities and other .....................         3,195           2,887           2,992          2,841
                                                          -----------     -----------     -----------    -----------
          Total average customers served ..............     1,173,983       1,001,396       1,065,647        984,147
                                                          ===========     ===========     ===========    ===========
Gas sales in millions of cubic feet (MMcf):
     Residential ......................................        36,566          30,156          67,166         57,438
     Commercial .......................................        14,468          12,415          28,923         25,624
     Industrial and irrigation ........................           504             394           1,522          1,520
     Pipeline and marketing ...........................         5,542           5,807          17,253         20,338
     Public authorities and other .....................         1,193           1,076           2,548          2,322
                                                          -----------     -----------     -----------    -----------
          Gas sales billed ............................        58,273          49,848         117,412        107,242
     Net change in unbilled gas sales .................        (5,172)         (3,780)            365            871
                                                          -----------     -----------     -----------    -----------
          Total gas sales .............................        53,101          46,068         117,777        108,113
                                                          ===========     ===========     ===========    ===========
Gas sales revenues (thousands of dollars):
     Residential ......................................   $   225,712     $   172,746     $   450,861    $   368,947
     Commercial .......................................        84,356          68,446         167,577        141,510
     Industrial and irrigation ........................         2,814           1,913           7,923          6,800
     Pipeline and marketing ...........................        14,119          13,232          43,664         47,714
     Public authorities and other .....................         5,457           3,932          11,428          8,818
                                                          -----------     -----------     -----------    -----------
          Gas sales revenues billed ...................       332,458         260,269         681,453        573,789
     Net change in unbilled gas sales revenues ........       (28,811)        (19,390)          3,660          4,261
                                                          -----------     -----------     -----------    -----------
          Total gas sales revenues ....................   $   303,647     $   240,879     $   685,113    $   578,050
                                                          ===========     ===========     ===========    ===========

Gas sales margin (thousands of dollars) ...............   $    95,223     $    73,169     $   238,484    $   197,143
                                                          ===========     ===========     ===========    ===========

Gas sales revenue per thousand cubic feet (Mcf) billed:
     Residential ......................................   $      6.17     $      5.73     $      6.71    $      6.42
     Commercial .......................................          5.83            5.51            5.79           5.52
     Industrial and irrigation ........................          5.59            4.86            5.21           4.47
     Pipeline and marketing ...........................          2.55            2.28            2.53           2.35
     Public authorities and other .....................          4.57            3.65            4.49           3.80

Weather:
     Degree days:
          Southern Union Gas service territories ......           777             800           1,550          1,609
          Missouri Gas Energy service territories .....         2,211           2,429           4,200          4,418
          PG Energy service territories ...............         2,929            --             4,524           --
     Percent of normal, based on 30-year measure:
          Southern Union Gas service territories ......            62%             65%             72%            75%
          Missouri Gas Energy service territories .....            79%             87%             80%            84%
          PG Energy service territories ...............            92%           --                91%          --

Gas transported in millions of cubic feet (MMcf) ......        25,738          16,700          70,093         55,314
Gas transportation revenues (thousands of dollars) ....   $    12,174     $     6,351     $    29,405    $    19,963


Information for PG Energy is included for the five months subsequent to the date of acquisition, November 4, 1999. The above information does not include the Company's 43% equity ownership in a natural gas distribution company serving 20,000 customers in Piedras Negras, Mexico.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION

The Company's gas utility operations are seasonal in nature with a significant percentage of the annual revenues and earnings occurring in the traditional heating-load months. This seasonality results in a high level of cash flow needs immediately preceding the peak winter heating season months, resulting from the required payments to natural gas suppliers in advance of the receipt of cash payments from the Company's customers. The Company has historically used internally generated funds and its revolving loan and credit facilities to provide funding for its seasonal working capital, continuing construction and maintenance programs and operational requirements.

Concurrent with the closing of the Pennsylvania Enterprises, Inc. merger on November 4, 1999, the Company issued $300,000,000 of 8.25% Senior Notes due 2029 which were used to: (i) fund the cash portion of the consideration to be paid to the Pennsylvania Enterprises, Inc. shareholders; (ii) refinance and repay certain debt of Pennsylvania Enterprises, Inc., and (iii) repay outstanding borrowings under the Company's various credit facilities. These senior notes are senior unsecured obligations and will rank equally in right of payment with each other and with the Company's other unsecured and unsubordinated obligations, including the 7.60% Senior Notes due 2024.

The principal source of funds during the three-month period ended March 31, 2000 included $93,547,000 in cash flow from operations. This source provided funds for additions to property, plant and equipment of $26,608,000, $12,900,000 in net repayments under the Company's revolving credit facility, and $12,193,000 for the repurchase of Company stock.

The principal sources of funds during the nine-month period ended March 31, 2000 included $49,841,000 in cash flow from operations and $300,000,000 received from the issuance of the 8.25% Senior Notes, as noted above. The principal uses of funds during this period included: payments of $38,083,000 for the acquisition of Pennsylvania Enterprises, Inc.; $138,269,000 for the retirement of long-term debt which primarily consists of debt extinguished in the Pennsylvania Enterprises, Inc. acquisition; $21,000,000 for the pay-down of the Company's Revolving Credit Facilities; $15,008,000 for the purchase of investment securities; $6,643,000 in debt issuance costs on the 8.25% Senior Notes; and $69,430,000 for on-going property, plant and equipment additions as well as seasonal working capital needs of the Company.

The effective interest rate under the Company's current debt structure is 8.07% (including interest and the amortization of debt issuance costs and redemption premiums on refinanced debt).

The Company has availability under two revolving credit facilities (the "Revolving Credit Facilities") underwritten by a syndicate of banks. Of the Revolving Credit Facilities, $40,000,000 is a short-term facility which expires June 29, 2000, while $60,000,000 is a long-term facility which expires June 30, 2002. The Company has additional availability under uncommitted line of credit facilities (Uncommitted Facilities) with various banks. Covenants under the Revolving Credit Facilities allow for up to $50,000,000 of borrowings under Uncommitted Facilities at any one time. Borrowings under the facilities are available for the Company's working capital, letter of credit requirements and other general corporate purposes. The Company had no balance outstanding under the facilities at March 31, 2000.

The Company retains its borrowing availability under its Revolving Credit Facilities, as discussed above. Borrowings under these credit facilities will continue to be used, as needed, to provide funding for the seasonal working capital needs of the Company. Internally-generated funds from operations will be used principally for the Company's ongoing construction and maintenance programs and operational needs and may also be used periodically to reduce outstanding debt. From time to time, the Company may also repurchase shares of its common stock in the open market in order to minimize any adverse effect from potential selling activity that may result from the increase in its public float of its common stock subsequent to the Pennsylvania Enterprises, Inc. merger.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Before the completion of the Fall River Gas, ProvEnergy and Valley Resources mergers, Southern Union will evaluate various sources and methods of financing the amount necessary to fund the cash portion of the consideration to be paid to Fall River Gas stockholders, the all cash consideration to be paid to ProvEnergy stockholders, the all cash consideration to be paid to Valley Resources stockholders, and all related costs and refinancings anticipated in connection with these mergers. If all existing debt of the pending mergers is refinanced, Southern Union could require new financing of up to approximately $600 million, which may be in the form of bank lines of credit, debt and preferred securities of various maturities and terms and common stock.

YEAR 2000

The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of the Year 2000 problem. The Year 2000 problem is the inability of computer application software programs to distinguish between the year 1900 and 2000 due to a commonly-used programming convention. Unless such programs were modified or replaced prior to 2000, calculations and interpretations based on date-based arithmetic or logical operations performed by such programs may have been incorrect.

It is possible that the full impact of the date change has not been fully recognized. The Company believes that any such problems are not likely. In addition, the Company could still be negatively affected if its customers or suppliers are adversely affected by the Year 2000 or similar issues. The Company currently is not aware of any significant Year 2000 or similar problems that have arisen for its customers and suppliers.

The Company incurred costs of approximately $2,922,000 through March 31, 2000 to complete this project. The Company also expects to spend approximately $1,500,000 in equipment leasing expenses that will be incurred over the life of the equipment that were incurred in order to be Year 2000 compliant.

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

Factors that could cause or contribute to actual results differing materially from such forward-looking statements include the following: cost of gas; gas sales volumes; weather conditions in the Company's service territories; the achievement of operating efficiencies and the purchases and implementation of new technologies for attaining such efficiencies; impact of relations with labor unions of bargaining-unit employees; the receipt of timely and adequate rate relief; the outcome of pending and future litigation; governmental regulations and proceedings affecting or involving the Company; and the nature and impact of any extraordinary transactions such as any acquisition or divestiture of a business unit or any assets. These are representative of the factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions, and general economic conditions, including interest rate fluctuations, federal, state and local laws and regulations affecting the retail gas industry or the energy industry generally, and other factors.

OTHER

On April 3, 2000, Kenneth M. Pollock resigned from the Board of Directors of Southern Union Company.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    SOUTHERN UNION COMPANY
                                               ---------------------------------
                                                        (Registrant)






Date        May 15, 2000                   By  RONALD J. ENDRES
     -------------------------                 ----------------
                                               Ronald J. Endres
                                               Executive Vice President and
                                               Chief Financial Officer





Date        May 15, 2000                    By DAVID J. KVAPIL
     --------------------------                ---------------
                                               David J. Kvapil
                                               Senior Vice President and
                                               Corporate Controller
                                               (Principal Accounting Officer)