Form 10-K/A
period 1999-06-30
SOUTHERN UNION CO
filed 2000-06-27
CIK 203248

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

                  Commission File No. 1-6407

                      SOUTHERN UNION COMPANY
      (Exact name of registrant as specified in its charter)

           Delaware                               75-0571592
(State or other jurisdiction of                 I.R.S. Employer
 incorporation or organization)               Identification No.)

     504 Lavaca Street, Eighth Floor                   78701
              Austin, Texas                          (Zip Code)
(Address of principal executive offices)

      Registrant's telephone number, including area code:
                       (512)  477-5852

   Securities Registered Pursuant to Section 12(b) of the Act:

 Title of each class    Name of each exchange on which registered
---------------------   -----------------------------------------
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

<PAAGE>

                         EXHIBIT INDEX



Exhibit
  No.                            Description
-------   -------------------------------------------------------


  28.1 Financial Statements and Supplemental Schedules required by Form 11-K for the Southern Union Savings Plan for the fiscal year ended December 31, 1999 and Financial Statements and Supplemental Schedules required by Form 11-K for the Southern Union Company Pennsylvania Division Employees' Savings Plan for the fiscal year ended December 31, 1999*.



-----------------

*The financial statements and supplemental schedules of the Southern Union Savings Plan and Southern Union Company
 Pennsylvania Division Employees' Savings Plan have been filed in paper.

                           SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.





Dated:  June 27, 2000         SOUTHERN UNION COMPANY
       ---------------

                              By:  DAVID J. KVAPIL
                                   ---------------
                                   David J. Kvapil
                                   Senior Vice President and
                                     Corporate Controller
                                   (Principal Accounting Officer)