Form 10-K
period 2000-06-30
SOUTHERN UNION CO
filed 2000-09-28
CIK 203248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


    For the Fiscal Year Ended June 30, 2000

                                       OR

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

       Registrant's telephone number, including area code: (512) 477-5852

           Securities Registered Pursuant to Section 12(b) of the Act:

       Title of each class            Name of each exchange on which registered
       -------------------            -----------------------------------------
  Common Stock, par value $1 per share          New York Stock Exchange

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 15, 2000, was $673,574,656. The number of shares of the registrant's Common Stock outstanding on September 15, 2000 was 49,589,799.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders for the year ended June 30, 2000, are incorporated by reference in Parts II and IV.

Portions of the registrant's proxy statement for its annual meeting of stockholders to be held on November 14, 2000, are incorporated by reference into
Part III.

                                     PART I



ITEM 1.    Business.

                                  Introduction

Southern Union Company (Southern Union and together with its subsidiaries, the Company) was incorporated under the laws of the State of Delaware in 1932. Southern Union is one of the top ten natural gas utilities in the United States, as measured by number of customers. The Company's principal line of business is the distribution of natural gas as a public utility through its operating divisions principally in Texas, Missouri, Florida, Pennsylvania since November 1999, and Rhode Island and Massachusetts effective with three acquisitions completed in September 2000 (see Acquisitions Subsequent to Year-End).

Southern Union Gas, headquartered in Austin, Texas, serves approximately 523,000 customers in Texas (including Austin, Brownsville, El Paso, Galveston, Harlingen, McAllen and Port Arthur). Missouri Gas Energy, headquartered in Kansas City, Missouri, serves approximately 491,000 customers in central and western Missouri (including Kansas City, St. Joseph, Joplin and Monett). PG Energy, headquartered in Wilkes-Barre, Pennsylvania, serves approximately 154,000 customers in northeastern and central Pennsylvania (including Wilkes-Barre, Scranton and Williamsport). SFNG, headquartered in New Smyrna Beach, Florida, serves approximately 5,000 customers in central Florida (including New Smyrna Beach, Edgewater and areas of Volusia County, Florida.) With the acquisition of Providence Energy Corporation, Valley Resources, Inc. and Fall River Gas Company in September 2000 (collectively hereafter referred to as the New England Division), the Company now serves approximately 286,000 customers in Rhode Island and Massachusetts (including Providence, Newport and Cumberland, Rhode Island and Fall River, North Attleboro and Somerset, Massachusetts.) This diverse geographic area of the Company's natural gas distribution systems should reduce the overall sensitivity of Southern Union's operations to weather risk and local economic conditions.

                   Pennsylvania Enterprises, Inc. Acquisition

On November 4, 1999, the Company acquired Pennsylvania Enterprises, Inc. (hereafter referred to as the Pennsylvania Operations) for approximately 16.7 million pre-stock dividend shares of Southern Union common stock and approximately $36 million in cash plus the assumption of approximately $115 million in long-term debt. The acquisition was accounted for using the purchase method. The income from the acquired Pennsylvania Operations is consolidated with the Company beginning on November 4, 1999. Thus, the results of operations for the year ended June 30, 2000 are not comparable to prior periods. PG Energy, the regulated gas utility within the Pennsylvania Operations, is a division of the Company serving approximately 154,000 customers in northeastern and central Pennsylvania. Other subsidiaries of the Company acquired in the acquisition of the Pennsylvania Operations include PG Energy Services Inc., (Energy Services), PEI Power Corporation (PEI Power), and Theta Land Corporation. Theta Land Corporation, which was engaged in the sale of property for residential and commercial development, was sold for $12.1 million in January 2000. Through Energy Services, the Company markets a diversified range of energy-related products and services under the name PG Energy PowerPlus, principally in northeastern and central Pennsylvania. Through PEI Power, an exempt wholesale generator (within the meaning of the Public Utility Holding Company Act of
1935),  the  Company   generates  and  sells  electricity  in  Pennsylvania  and
surrounding states. Also included in the acquisition of the Pennsylvania Operations was Keystone Pipeline Services, Inc. (Keystone, a wholly-owned subsidiary of Energy Services). Keystone is engaged primarily in the construction, maintenance and rehabilitation of natural gas distribution pipelines. Concurrent with the acquisition, the Company decided to dispose of Keystone and the propane operations of Energy Services; these operations are not material to the Company.

                       Acquisitions Subsequent to Year-End



On September 20, 2000, Southern Union completed the acquisition of Valley Resources, Inc. (Valley Resources) for approximately $125 million in cash plus the assumption of $30 million in long-term debt. Valley Resources is engaged in natural gas distribution operating as Valley Gas Company and Bristol and Warren Gas Company which are now included as part of the New England Division of Southern Union. The non-utility subsidiaries of Valley Resources are now subsidiaries of Southern Union. Valley Resources, which is headquartered in Cumberland, Rhode Island, provides natural gas utility service to more than 64,000 customers within a 92 square mile area in the northeastern portion of Rhode Island that has a population of approximately 250,000 and an approximately 15 square mile area in the eastern portion of Rhode Island that has a population of approximately 35,000. The non-utility subsidiaries rent and sell appliances, offer a service contract program, sell liquid propane in Rhode Island and nearby Massachusetts, and distribute as a wholesaler franchised lines to plumbing and heating contractors. Included in the acquisition was Valley Resources' 90% interest in Alternate Energy Corporation, which sells, installs and designs natural gas conversion systems and facilities, is an authorized representative of the ONSI Corporation fuel cell, holds patents for a natural gas/diesel co-firing system and for a device to control the flow of fuel on dual-fuel equipment.

On September 28, 2000, Southern Union completed the acquisition of Providence Energy Corporation (ProvEnergy) for approximately $270 million in cash plus the assumption of $90 million in long-term debt. The ProvEnergy natural gas distribution operations are Providence Gas and North Attleboro Gas. Providence Gas serves approximately 168,000 natural gas customers in Providence and Newport, Rhode Island, and 23 other cities and towns in Rhode Island and Massachusetts. North Attleboro Gas serves approximately 6,000 customers in North Attleboro and Plainville, Massachusetts, towns adjacent to the northeastern Rhode Island border. The ProvEnergy utility service territories encompass approximately 760 square miles with a population of approximately 850,000. These operations are also now included as part of the New England Division of the Company. Subsidiaries of the Company acquired in the ProvEnergy merger are
ProvEnergy Oil Enterprises, Inc., Providence Energy Services, Inc., and ProvEnergy Power Company, LLC. ProvEnergy Oil Enterprises, Inc. operates a fuel oil distribution business through its subsidiary, ProvEnergy Fuels, Inc. (ProvEnergy Fuels). ProvEnergy Fuels serves over 14,000 residential and commercial customers in Rhode Island and Massachusetts. Providence Energy Services, Inc., whose operations are planned to be sold, markets natural gas and energy services throughout New England. ProvEnergy Power Company owns 50% of Capital Center Energy Company, LLC., a joint venture formed between ProvEnergy and ERI Services, Inc. to provide retail power.

Also on September 28, 2000, Southern Union completed the acquisition of Fall River Gas Company (Fall River Gas) for approximately 1.5 million shares of Southern Union common stock and approximately $27 million in cash plus assumption of $20 million in long-term debt. Also now included as a part of the New England Division of the Company, Fall River Gas serves approximately 48,000 customers in the city of Fall River and the towns of Somerset, Swansea and Westport, all located in southeastern Massachusetts. Fall River Gas' non-regulated subsidiary, Fall River Gas Appliance Company, Inc., is now a subsidiary of Southern Union. Headquartered in Fall River, Massachusetts, Fall River Gas Appliance Company, Inc., rents water heaters and conversion burners (primarily for residential use) in Fall River Gas' service area.

The aforementioned acquisitions subsequent to year-end will be accounted for under the purchase method.

                               Company Operations

The Company's principal line of business is the distribution of natural gas through its Southern Union Gas, Missouri Gas Energy, PG Energy, and SFNG divisions, and, effective with the September 2000 acquisitions, its New England Division. (See Acquisitions Subsequent to Year-End) . The Company's gas utility operations are generally seasonal in nature, with a significant percentage of its annual revenues and earnings occurring in the traditional winter heating season. As such, the Company is a sales and market-driven energy company whose management is committed to achieving profitable growth of its utility businesses in an increasingly competitive business environment and partnering with companies which complement Southern Union's existing customer service and core utility business. Management's strategies for achieving these objectives principally consist of: (i) promoting new sales opportunities and markets for natural gas; (ii) enhancing financial and operating performance; (iii) expanding the Company through development of existing utility businesses and selective acquisition of new utility businesses; and (iv) selective investments in complementary businesses. Management develops and continually evaluates these strategies and their implementation by applying their experience and expertise in analyzing the energy industry, technological advances, market opportunities and general business trends. Each of these strategies, as implemented throughout the Company's existing businesses, reflects the Company's commitment to its core natural gas utility business.

The Company may consider, when appropriate and if financially practicable to pursue, the acquisition of other utility distribution or transmission businesses. The nature and location of any such properties, the structure of any such acquisitions, and the method of financing any such expansion or growth will be determined by management and the Southern Union Board of Directors. See Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A) -- Cautionary Statement Regarding Forward-Looking Information contained in the Company's Annual Report to Stockholders for the year ended June 30, 2000 (the Annual Report), portions of which are filed as Exhibit 13 hereto.

Subsidiaries of Southern Union have been established to support and expand natural gas sales and other energy sales and to capitalize on the Company's energy expertise. These subsidiaries market natural gas and electricity to end-users, operate natural gas pipeline systems, generate electricity, distribute propane and sell commercial gas air conditioning and other gas-fired engine-driven applications. The Company distributes propane to 7,500, 2,000 and 1,000 customers in Texas, Pennsylvania and Florida, respectively. With the subsequent acquisition of the companies in New England, the Company will now also serve 14,000 and 3,700 fuel oil and propane customers, respectively, in Rhode Island and Massachusetts. Additionally, certain subsidiaries own or hold interests in real estate and other assets, which are primarily used in the Company's utility business. Central to all of the Company's present businesses and strategies is the sale and transportation of natural gas.

Southern Union Energy International, Inc. (SUEI) and Southern Union International Investments, Inc. (Investments), both wholly-owned subsidiaries of Southern Union, participate in energy-related projects internationally. Energia Estrella del Sur, S. A. de C. V. (Estrella), a wholly-owned Mexican subsidiary of SUEI and Investments, seeks to participate in energy-related projects in Mexico. Estrella has a 43% equity ownership in a natural gas distribution company, along with other related operations, which currently serves 22,000 customers in Piedras Negras, Mexico, across the border from Southern Union Gas' Eagle Pass, Texas service area.

Mercado Gas Services Inc. (Mercado), a wholly-owned subsidiary of Southern Union, markets natural gas to commercial and industrial customers. Mercado's sales and purchasing activities are made through short-term and long-term contracts. These contracts and business activities are not subject to direct rate regulation.

Southern Transmission Company (STC), a wholly-owned subsidiary of Southern Union, owns and operates 165.3 miles of intrastate pipeline that serves commercial, industrial and utility customers in central, south and coastal Texas.

Norteno Pipeline Company (Norteno), a wholly-owned subsidiary of Southern Union, owns and operates interstate pipelines that serve the gas distribution properties of Southern Union Gas and the Public Service Company of New Mexico. Norteno also transports gas through its interstate network to the country of Mexico for Pemex Gas y Petroquimica Basica (PEMEX).

SUPro Energy Company (SUPro), a wholly-owned subsidiary of Southern Union, provides propane gas services to customers located principally in Austin, El Paso and Alpine, Texas as well as Las Cruces, New Mexico and surrounding communities.

Atlantic Gas Corporation, a wholly-owned subsidiary of Southern Union, provides propane gas services to 1,000 customers located in and around the communities of New Symrna Beach, Lauderhill and Dunnellon, Florida. Atlantic Gas Corporation sold 1,193,000 and 1,348,000 gallons of propane for the year ended June 30, 2000 and 1999, respectively.

PG Energy Services Inc. (Energy Services), a wholly-owned subsidiary of Southern Union, markets a broad array of energy and energy-related products and services under the name PG Energy PowerPlus. Presently, PG Energy PowerPlus offers the sale of natural gas and electricity to 17,000 residential, commercial and industrial users primarily in central and northeastern Pennsylvania; and the inspection, maintenance and servicing of residential and small commercial gas-fired equipment.

PEI Power Corporation (Power Corp.), a wholly-owned subsidiary of Southern Union, an exempt wholesale generator (within the meaning of the Public Utility Holding Company Act of 1935), generates and sells electricity provided by a cogeneration facility it acquired in November 1997. This 25-megawatt facility, located in Archbald, Pennsylvania, is fueled by a combination of natural gas and methane recovered from a nearby landfill.

Southern Union Total Energy Systems, Inc., a wholly-owned subsidiary of Southern Union, markets and sells gas-fired engine-driven applications and related services to the industrial and commercial marketplace.

See Acquisitions Subsequent to Year-End for a description of other subsidiaries subsequently acquired in the acquisitions of ProvEnergy, Valley Resources and Fall River Gas.

The Company also holds investments in commercially developed real estate in Austin, El Paso, Harlingen and Kansas City through Southern Union's wholly-owned subsidiary, Lavaca Realty Company (Lavaca Realty). Additionally, through the acquisition of the Pennsylvania Operations, the Company has investments in several tracts of land, certain of which is being prepared for development, situated in northeastern Pennsylvania, primarily Lackawanna County. Depending upon market conditions the Company may sell certain of these investments from time to time.

Southern Union's strategy for long-term growth includes acquiring the right assets that will position the Company favorably in an evolving competitive marketplace. The Pennsylvania Operations acquisition, which closed in November 1999, provides Southern Union with a strong presence in the attractive northeastern market. In addition, the acquisitions of Fall River Gas, ProvEnergy and Valley Resources completed subsequent to year-end have further expanded Southern Union's territory into New England. These four acquisitions also provide geographic and weather diversity to the Company's service areas. Within the past several years, the Company's growth strategy also has resulted in Southern Union expanding its gas service into Mexico in a service area adjacent to Southern Union Gas, and Florida. Going forward, Southern Union may consider other acquisitions which will financially enhance growth and take advantage of future market opportunities.

The information about the Company in the remainder of Item 1 -- Business does not include information related to Fall River Gas, ProvEnergy or Valley Resources, the companies acquired subsequent to year-end. (See Acquisitions Subsequent to Year-End.)

                               Company Investments

Southern   Union's  culture   promotes   independent   thinking  and  encourages
innovation. Southern Union is involved in several strategic projects.

Over the past several years, the Company acquired an equity interest in Capstone Turbine Corporation (Capstone). This company has developed a microturbine fueled by natural gas or propane that produces electricity and creates less pollution than conventional systems. The refrigerator-sized microturbine unit can efficiently provide nearly 30 kilowatts of electricity to a small business. Additionally, this technology is highly reliable and requires low maintenance. The Company's cost basis in Capstone is $10,625,000. In late June 2000, Capstone completed its initial public offering (IPO). As of June 30, 2000 and August 31, 2000, the value of the Company's investment on Capstone was $187,817,000 and $384,753,000, respectively, based on the closing prices for Capstone shares on those days.

Southern Union also holds a $2,586,000 equity interest in PointServe, Inc. (PointServe) a business-to-business online scheduling solution for Internet portals seeking to enrich the consumer value of their site, and service industries seeking to harness the power of the Internet. Patent-pending, online scheduling technology should enable service providers to spend less and earn more by creating accountability of marketing dollars, increasing operational efficiencies, and increasing customer satisfaction and loyalty. PointServe technology is intended to allow consumers to "wait less and do more" by making it easier to find, select and schedule a service provider.

Southern Union has a $3,000,000 equity interest in Servana.com, Inc. (Servana). Based in Austin, Texas Servana partners with utility companies to deliver comprehensive e-commerce solutions to the customer's home. The company is positioning itself to become the dominant utility-based home-service portal, leveraging the utility's brand identity and prominence in local markets. For example, a new resident who moves to Austin, Texas and needs to establish gas service will be able to access Southern Union's website, schedule service through PointServe, and register for a variety of other services (i.e., electric, pest control, lawn service, etc.).

As of June 30, 2000, Southern Union had a $2,000,000 equity interest in Advent Networks, Inc. (Advent), headquartered in Austin, Texas. Southern Union intends to make an additional investment of up to approximately $2,500,000 in Advent this Fall. Advent is developing a next generation UltraBand(TM) platform, which is expected to deliver digital broadband services 50 times faster than digital subscriber lines (DSL) or cable modems, and 1,000 times faster than dial-up modems, over the "last mile". UltraBand(TM) should provide cable network overbuilders a competitive advantage with its capability to deliver content at a quality and speed that cannot be provided over cable modem. Beta testing of UltraBand(TM) is expected in Spring 2001 in Missouri Gas Energy's Kansas City service area.

                                   Competition

Natural gas distribution has been evolving from a highly regulated environment to one where competition and customer choice is being promoted. The restructuring of natural gas distribution began in the 1990's when the Federal Energy Regulatory Commission (FERC) required interstate pipeline companies to separate, or unbundle, the merchant function of selling natural gas from the transportation and storage services they provide and offer those services to end users on the same terms as local distribution companies. As a result, certain large volume customers, primarily industrial and significant commercial customers, have had opportunities to access alternative natural gas supplies and, in some instances, delivery service from other pipeline systems. The Company has offered transportation arrangements to customers who secure their own gas supplies. These transportation arrangements, coupled with the efforts of Southern Union's unregulated marketing subsidiaries, enable the Company to provide competitively priced gas service to these large volume customers. In addition, the Company has successfully used flexible rate provisions, when needed, to retain customers who may have access to alternative energy sources.

As energy providers, Southern Union Gas, Missouri Gas Energy, PG Energy and SFNG have historically competed with alternative energy sources, particularly electricity and also propane, coal, natural gas liquids and other refined products available in the Company's service areas. At present rates, the cost of electricity to residential and commercial customers in the Company's service areas generally is higher than the effective cost of natural gas service. There can be no assurance, however, that future fluctuations in gas and electric costs will not reduce the cost advantage of natural gas service. The cost of expansion for peak load requirements of electricity in some of Southern Union Gas' and Missouri Gas Energy's service areas has historically provided opportunities to allow energy switching to natural gas pursuant to integrated resource planning techniques. Electric competition has responded by offering equipment rebates and incentive rates.

Competition between the use of fuel oils, natural gas and propane, particularly by industrial, electric generation and agricultural customers, has also increased due to the volatility of natural gas prices and increased marketing efforts from various energy companies. In order to be more competitive with certain alternate fuels in Pennsylvania, PG Energy offers an Alternate Fuel Rate for eligible customers. This rate applies to large commercial and industrial accounts that have the capability of using fuel oils or propane as alternate sources of energy. Whenever the cost of such alternate fuel drops below the cost of natural gas at PG Energy's normal tariff rates, PG Energy is permitted by the Pennsylvania Public Utility Commission (PPUC) to lower its price to these customers so that PG Energy can remain competitive with the alternate fuel. However, in no instance may PG Energy sell gas under this special arrangement for less than its average commodity cost of gas purchased during the month. While competition between such fuels is generally more in Pennsylvania than the Company's other service areas, this competition affects the nationwide market for natural gas. Additionally, the general economic conditions in the Company's service areas continue to affect certain customers and market areas, thus impacting the results of the Company's operations.

The Company's gas distribution divisions are not currently in significant direct competition with any other distributors of natural gas to residential and small commercial customers within their service areas, other than in Pennsylvania. In 1999, the Commonwealth of Pennsylvania enacted the Natural Gas Choice and Competition Act, which extended the ability to choose suppliers to small commercial and residential customers as well. In accordance with the provisions of the legislation, PG Energy submitted a restructuring plan to the PPUC on August 2, 1999. This plan describes the terms and conditions, including the tariffs, by which PG Energy proposed to offer unbundled transportation service and the rules alternate natural gas suppliers must follow to operate on PG Energy's distribution system. Following extensive review and negotiations by PG Energy and various interested stakeholders, including representatives of the PPUC, a Settlement Agreement was reached in November 1999. PG Energy filed revised tariffs in accordance with the Settlement Agreement on February 1, 2000 for PPUC review and approval. Based upon the legislation, the Settlement Agreement and the tariffs as filed, PG Energy does not believe any significant amount of transition costs will be incurred and that any transition costs that are incurred will generally be recoverable through rates or other customer charges.

Following PPUC review, PG Energy filed final tariffs, with modifications, on April 28, 2000. Effective April 29, 2000, all of PG Energy's customers have the ability to select an alternate supplier of natural gas, which PG Energy will continue to deliver through its distribution system. Customers can also choose to remain with PG Energy as their supplier under regulated natural gas rates. In either case, PG Energy serves as the supplier of last resort. To date, few small commercial and residential customers have switched due to the lack of supplier offers that provide any savings over PG Energy's current regulated gas rates. The natural gas industry is currently experiencing higher than normal wholesale prices for natural gas, which is preventing suppliers from offering competitive rates. However, the number of supplier offers and the occurrence of customers switching suppliers may likely increase as the wholesale market moderates over time and PG Energy's regulated rates are adjusted to reflect the market.

                                   Gas Supply

The historically low cost of natural gas service is dependent upon the Company's ability to contract for natural gas using favorable mixes of long-term and short-term supply arrangements and favorable transportation contracts. The Company has been directly acquiring its gas supplies since the mid-1980s when interstate pipeline systems opened their systems for transportation service. The Company has the organization, personnel and equipment necessary to dispatch and monitor gas volumes on a daily, hourly and even a real-time basis to ensure reliable service to customers.

The FERC required the "unbundling" of services offered by interstate pipeline companies beginning in 1992. As a result, gas purchasing and transportation decisions and associated risks have been shifted from the pipeline companies to the gas distributors. The increased demands on distributors to effectively manage their gas supply in an environment of volatile gas prices provides an advantage to distribution companies such as Southern Union who have demonstrated a history of contracting favorable and efficient gas supply arrangements in an open market system.

The majority of Southern Union Gas' 2000 gas requirements for utility operations were delivered under short- and long-term transportation contracts through five major pipeline companies. The majority of Missouri Gas Energy's 2000 gas requirements were delivered under short- and long-term transportation contracts through four major pipeline companies. The majority of PG Energy's 2000 gas requirements were delivered under short- and long-term transportation contracts through four major pipeline companies. The majority of SFNG's 2000 gas requirements were delivered under a management supply contract through one major pipeline company. These contracts have various expiration dates ranging from calendar year 2000 through 2018. Southern Union Gas also purchases significant volumes of gas under long- and short-term arrangements with suppliers. The amounts of such short-term purchases are contingent upon price. Southern Union Gas, Missouri Gas Energy and SFNG all have firm supply commitments for all areas that are supplied with gas purchased under short-term arrangements. Missouri Gas Energy also holds contract rights to over 16 Bcf of storage capacity and PG Energy holds contract rights to over 11 Bcf of storage capacity to assist in meeting peak demands.

Due to the operation of purchase gas adjustment (PGA) clauses, gas purchase costs generally do not directly affect earnings of our regulated utility operations. However, the Company's unregulated gas marketing operations are subject to price risk related to fixed price sales commitments that are not matched with corresponding fixed price purchase agreements. At June 30, 2000, the Company had fixed-price sales commitments with various customers that provide for the delivery of approximately 1,922,201 Dekatherms of natural gas through April 2001 at an average sales price per Dekatherm of $3.00. The Company has exposure to the changes in gas prices related to fluctuating commodity prices, which can impact the Company's financial position or results of operations, either favorably or unfavorably. The Company's open positions are actively managed, and the impact of changing prices on the Company's financial position at a point in time is not necessarily indicative of the impact of price movements throughout the year.

Gas sales and/or transportation contracts with interruption provisions, whereby large volume users purchase gas with the understanding that they may be forced to shut down or switch to alternate sources of energy at times when the gas is needed for higher priority customers, have been utilized for load management by Southern Union and the gas industry as a whole. In addition, during times of special supply problems, curtailments of deliveries to customers with firm contracts may be made in accordance with guidelines established by appropriate federal and state regulatory agencies. There have been no supply-related curtailments of deliveries to Southern Union Gas, Missouri Gas Energy, PG Energy or SFNG utility sales customers during the last ten years except for one instance relating to PG Energy in January 1997.

The Company is committed under various agreements to purchase certain quantities of gas in the future. At June 30, 2000, the Company has purchase commitments for certain quantities of gas at variable, market-based prices that have an annual value of $113,666,000. The Company's purchase commitments may extend over a period of several years depending upon when the required quantity is purchased. The Company has purchase gas tariffs in effect for all its utility service areas that provide for recovery of its purchase gas costs under defined methodologies.

In August 1997, the Missouri Public Service Commission (MPSC) issued an order authorizing Missouri Gas Energy to begin making semi-annual PGAs in November and April, instead of more frequent adjustments as previously made. Additionally, the order authorized Missouri Gas Energy to establish an Experimental Price Stabilization Fund for purposes of procuring natural gas financial instruments to hedge a minimal portion of its gas purchase costs for the winter heating season. The cost of purchasing these financial instruments and any gains derived from such activities are passed on to the Missouri customers through the PGA. Accordingly, there is no earnings impact as a result of the use of these financial instruments. These procedures help stabilize the monthly heating bills for Missouri customers. The Company believes it bears minimal risk under the authorized transactions.

The MPSC approved a three year, experimental gas supply incentive plan for Missouri Gas Energy effective July 1, 1996. Under the plan, the Company and Missouri Gas Energy's customers shared in certain savings below benchmark levels of gas costs achieved as a result of the Company's gas procurement activities. Likewise, if natural gas was acquired above benchmark levels, both the Company and customers shared in such costs. For the years ended June 30, 1999 and 1998, the incentive plan achieved a reduction of overall gas costs of $6,900,000 and $9,200,000, respectively, resulting in savings to Missouri customers of $4,000,000 and $5,100,000, respectively. The Company recorded revenues of $2,900,000 and $4,100,000 in 1999 and 1998, respectively, under this plan. Missouri Gas Energy received authorization from the MPSC for a new gas supply incentive plan that became effective August 31, 2000. Earnings under the plan are primarily dependent on market prices for natural gas declining to certain preauthorized levels which are now below current market prices. There is no assurance that the Company will have an opportunity to generate earnings under this aspect of the plan during fiscal 2001.

                          Utility Regulation and Rates

The Company's rates and operations are subject to regulation by local, state and federal authorities. In Texas, municipalities have primary jurisdiction over natural gas rates within their respective incorporated areas. Rates in adjacent environs and appellate matters are the responsibility of the Railroad Commission of Texas (RRC). In Missouri, natural gas rates are established by the MPSC on a system-wide basis. In Pennsylvania, natural gas rates for PG Energy are approved by the PPUC on a system-wide basis. In Florida, natural gas rates are established by the Florida Public Service Commission on a system-wide basis. The FERC has jurisdiction over rates, facilities and services of Norteno and Power Corp., and the RRC has jurisdiction over STC.

The Company holds non-exclusive franchises with varying expiration dates in all incorporated communities where it is necessary to carry on its business as it is now being conducted. Kansas City, Missouri; El Paso, Texas; Austin, Texas; Port Arthur, Texas; and St. Joseph, Missouri are the five largest cities in which the Company's utility customers are located. The franchises in the following cities expire as follows: El Paso, Texas in 2030; Austin, Texas in 2006; Port Arthur, Texas in 2013; and Kansas City, Missouri in 2010. The Company fully expects these franchises to be renewed upon their expiration. The franchise in St. Joseph, Missouri is perpetual.

Gas service rates are established by regulatory authorities to permit utilities the opportunity to recover operating, administrative and financing costs, and the opportunity to earn a reasonable return on equity. Gas costs are billed to customers through PGA clauses which permit the Company to adjust its sales price as the cost of purchased gas changes. This is important because the cost of natural gas accounts for a significant portion of the Company's total expenses. The appropriate regulatory authority must receive notice of such adjustments prior to billing implementation.

Other than in Pennsylvania, the Company supports any service rate changes to its regulators using a historic test year of operating results adjusted to normal conditions and for any known and measurable revenue or expense changes. Because the regulatory process has certain inherent time delays, rate orders may not reflect the operating costs at the time new rates are put into effect. In Pennsylvania, a future test year is utilized for ratemaking purposes, therefore, there is no delay and rate orders more closely reflect the operating costs at the time new rates are put into effect.

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

On April 3, 2000, PG Energy filed an application with the PPUC seeking an increase in its base rates designed to produce $17,900,000 in additional annual revenues, to be effective June 2, 2000. On May 11, 2000, the PPUC suspended this rate increase request for seven months, until January 2, 2001, in order to investigate the reasonableness of the proposed rates. On August 30, 2000, PG Energy and the principal parties to the base rate proceeding informed the Administrative Law Judge (ALJ) assigned to the proceeding that a complete settlement of the proceeding had been reached. The proposed settlement is designed to produce $10,800,000 of additional annual revenue. The parties are currently in the process of finalizing a Settlement Agreement and Joint Petition for Settlement of Rate Investigation (the Settlement Petition) which will be filed with the ALJ upon its completion. The Settlement Petition will request PPUC approval for the rate increase to become effective on January 1, 2001. It is not presently possible to determine what action either the ALJ or the PPUC will ultimately take with respect to this rate increase request or the Settlement Petition.

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

On August 21, 1998, Missouri Gas Energy was notified by the MPSC of its decision to grant a $13,300,000 annual increase to revenue effective on September 2, 1998, which is primarily earned volumetrically. The MPSC rate order reflected a 10.93% return on common equity. The rate order, however, disallowed certain previously recorded deferred costs requiring a non-cash write-off of $2,221,000. The Company recorded this charge to earnings in its fiscal year ended June 30, 1998. On December 8, 1998, the MPSC denied rehearing requests made by all parties other than Missouri Gas Energy and granted a portion of Missouri Gas Energy's rehearing request. On June 15, 2000, the MPSC ruled that it would not rehear or reconsider its decision on one issue valued at $1,500,000. If the MPSC adopts Missouri Gas Energy's positions on rehearing, then Missouri Gas Energy would be authorized an additional $700,000 of base revenues increasing the $13,300,000 initially authorized in its August 21, 1998 order to $14,000,000. The MPSC is expected to rule on this rehearing in October 2000. The MPSC's orders may be subject to judicial review and although certain parties may argue for a reduction in Missouri Gas Energy's authorized base revenue increase on judicial review, Missouri Gas Energy expects such arguments to be unsuccessful.

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

On January 22, 1997, Missouri Gas Energy was notified by the MPSC of its decision to grant an $8,847,000 annual increase to revenue effective on February 1, 1997. Pursuant to a 1989 MPSC order, Missouri Gas Energy is engaged in a major gas safety program in its service area (Missouri Safety Program). In connection with this program, the MPSC issued an accounting authority order
(AAO) in Case No. GO-92-234 in 1994 which authorized Missouri Gas Energy to defer depreciation expenses, property taxes and carrying costs at a rate of 10.54% on the costs incurred in the Missouri Safety Program. This AAO was consistent with those which were issued by the MPSC from 1990 to 1993 to Missouri Gas Energy's prior owner. The MPSC rate order of January 22, 1997, however, retroactively reduced the carrying cost rate applied by the Company on the expenditures incurred on the Missouri Safety Program since early 1994 to an Allowance for Funds Used During Construction (AFUDC) rate of approximately 6%. The Company filed an appeal of that portion of the rate order in the Missouri State Court of Appeals, Western District. On August 18, 1998, the Missouri State Court of Appeals denied the Company's appeal resulting in a one-time non-cash write-off of $5,942,000 of previously recorded deferred costs which was recorded as of June 30, 1998. The Company believes that the inconsistent treatment by the MPSC in subsequently changing to the AFUDC rate from the previously ordered 10.54% rate constitutes retroactive ratemaking. Unfortunately, the decision by the Missouri State Court of Appeals failed to address certain specific language within the 1994 AAO that the Company believed prevented the MPSC from retroactively changing the carrying cost rate. Southern Union requested transfer to the Missouri Supreme Court, but was denied that request.

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

During the three-year period ended June 30, 2000, the Company did not file for any other rate increases in any of its major service areas, although several annual cost of service adjustments were filed.

In addition to the regulation of its utility and pipeline businesses, the Company is affected by numerous other regulatory controls, including, among others, pipeline safety requirements of the United States Department of Transportation, safety regulations under the Occupational Safety and Health Act, and various state and federal environmental statutes and regulations. The Company believes that its operations are in compliance with applicable safety and environmental statutes and regulations.

                                  Environmental

The Company is investigating the possibility that the Company or predecessor companies may have been associated with Manufactured Gas Plant (MGP) sites in its former service territories, principally in Arizona and New Mexico, and present service territories in Texas, Missouri and its newly acquired service territories in Pennsylvania. While the Company's evaluation of these Texas, Missouri, Arizona, New Mexico and Pennsylvania MGP sites is in its preliminary stages, it is likely that some compliance costs may be identified and become subject to reasonable quantification. See MD&A -- Cautionary Statement Regarding Forward-Looking Information and Commitments and Contingencies in the Notes to the Consolidated Financial Statements contained in the Annual Report.

                           Investments in Real Estate

Lavaca Realty owns a commercially developed tract of land in the central business district of Austin, Texas, containing a combined 11-story office building, parking garage and drive-through bank (Lavaca Plaza). Approximately 52% of the office space at Lavaca Plaza is used in the Company's business while the remainder is leased to non-affiliated entities. Lavaca Realty also owns a two-story office building in El Paso, Texas as well as a one-story office building in Harlingen, Texas. Other significant real estate investments held at June 30, 2000 include 39,341 square feet of undeveloped land in McAllen, Texas and 25,000 square feet of improved property in Kansas City, Missouri, of which 40% is occupied by Missouri Gas Energy and the remainder by a non-affiliated entity. Additionally, through the acquisition of the Pennsylvania Operations, the Company owns several tracts of land, certain of which is being prepared for development, situated in northeastern Pennsylvania, primarily Lackawanna County. Depending upon market conditions the Company may sell certain of these investments from time to time.

                                    Employees

As of July 31, 2000, the Company had 2,296 employees, of whom 1,757 are paid on an hourly basis and 539 are paid on a salary basis. Of the 1,757 hourly paid employees, 44% are represented by unions. Of those employees represented by unions, 68% are employed by Missouri Gas Energy, 29% are employed by PG Energy and 3% by Southern Union Gas. During fiscal 2000, the Company agreed to a one-year contract and a three-year contract with bargaining units representing Pennsylvania employees, which were effective on April 1, 2000 and August 1, 2000, respectively. In December 1998, the Company agreed to five-year contracts with each bargaining-unit representing Missouri employees, which were effective in May 1999.

From time to time the Company may be subject to labor disputes; however, such disputes have not previously disrupted its business. The Company believes that its relations with its employees are good.

             Statistics of Principal Utility and Related Operations

The following table shows certain operating statistics of the Company's gas distribution divisions with operations in Texas, Missouri and Pennsylvania, which the Company owned during part or all of the year ended June 30, 2000:

                                                                      Year Ended June 30,
                                                                --------------------------------
                                                                 2000         1999        1998
                                                                --------------------------------


Southern Union Gas:
Average number of gas sales customers served:
     Residential ...........................................    483,220      473,563     465,844
     Commercial ............................................     31,860       30,847      29,828
     Industrial and irrigation .............................        253          258         252
     Public authorities and other ..........................      2,862        2,849       2,755
                                                                -------      -------     -------
         Total average customers served ....................    518,195      507,517     498,679
                                                                =======      =======     =======
Gas sales in millions of cubic feet (MMcf):
     Residential ...........................................     19,524       19,553      23,217
     Commercial ............................................      8,677        8,539       9,425
     Industrial and irrigation .............................        969        1,082       1,208
     Public authorities and other ..........................      2,377        2,266       2,752
                                                                 ------       ------      ------
         Gas sales billed ..................................     31,547       31,440      36,602
     Net change in unbilled gas sales ......................        137          175         (82)
                                                                 ------       ------      ------
         Total gas sales ...................................     31,684       31,615      36,520
                                                                 ======       ======      ======
Weather:
     Degree days (a) .......................................      1,516        1,576       2,118
     Percent of 30-year measure (b) ........................        71%          74%         99%

Gas transported in MMcf ....................................     17,472       16,668      16,535

Missouri Gas Energy:
Average number of gas sales customers served:
     Residential ...........................................    424,771      418,266     413,703
     Commercial ............................................     58,323       57,247      57,693
     Industrial ............................................        309          313         312
                                                                -------      -------     -------
         Total average customers served ....................    483,403      475,826     471,708
                                                                =======      =======     =======

Gas sales in MMcf:
     Residential ...........................................     34,999       36,578      41,104
     Commercial ............................................     15,640       16,842      18,705
     Industrial ............................................        412          375         400
                                                                 ------       ------      ------
          Gas sales billed .................................     51,051       53,795      60,209
     Net change in unbilled gas sales ......................         37          204          35
                                                                 ------       ------      ------
         Total gas sales ...................................     51,088       53,999      60,244
                                                                 ======       ======      ======
Weather:
     Degree days (a) .......................................      4,176        4,438       4,723
     Percent of 30-year measure  (b) .......................         80%          85%         90%

Gas transported in MMcf ....................................     31,644       31,774      30,165



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

                                               Eight Months
                                              Ended June 30,
                                                 2000(a)

PG Energy:
Average number of gas sales customers served:
     Residential ............................    140,019
     Commercial .............................     13,872
     Industrial .............................        209
     Public Authorities and Other ...........        314
                                                --------
         Total average customers served .....    154,414
                                                ========

Gas sales in MMcf:
     Residential ............................     14,830
     Commercial .............................      4,969
     Industrial .............................        215
     Public Authorities and Other ...........        213
                                                --------
         Gas sales billed ...................     20,227
     Net change in unbilled gas sales .......       (314)
                                                --------
         Total gas sales ....................     19,913
                                                ========

Weather:
     Degree days (b) ........................      5,287
     Percent of 30-year measure (c) .........         92%

Gas transported in MMcf .....................     19,403




(a)  PG  Energy  was  acquired  on  November  4,  1999.  See   Pennsylvania
Enterprises, Inc. Acquisition. (b) "Degree days" are a measure of the coldness of the weather experienced. A degree day is equivalent to each degree that the daily mean temperature for a day falls below 65 degrees Fahrenheit. (c)
Information with respect to weather conditions is provided by the National Oceanic and Atmospheric Administration. Percentages of 30-year measure are computed based on the weighted average volumes of gas sales billed.

Customers. The following table shows the number of customers served by the Company, through its divisions, subsidiaries and affiliates, as of the end of its last three fiscal years.

                                                                 Gas Utility Customers as of June 30,
                                                                    2000        1999         1998
                                                                  ---------    -------     --------

Southern Union Gas:
     Austin and other central and south Texas communities ....     183,872     175,596     173,228
     El Paso and other west Texas communities ................     187,189     182,516     178,812
     Galveston and Port Arthur ...............................      50,237      50,543      50,673
     Panhandle and north Texas communities ...................      24,584      24,728      24,900
     Rio Grande Valley communities and Eagle Pass ............      75,608      75,983      76,840
                                                                  ---------   ---------   ---------
                                                                   521,490     509,366      504,453
                                                                  ---------   ---------   ---------

Missouri Gas Energy:
     Kansas City, Missouri Metropolitan Area .................     379,804     354,189     348,543
     St. Joseph, Joplin, Monett and others ...................     104,432     122,883     121,766
                                                                  ---------   ---------   ---------
                                                                   484,236     477,072      470,309
                                                                  ---------   ---------   ---------

PG Energy ....................................................      154,399        --          --

Other (a) ....................................................       25,971      24,947      20,874
                                                                   ---------   ---------   ---------

Total .........................................................   1,186,096   1,011,385     995,636
                                                                  =========   =========   =========




(a) Includes Mercado, South Florida Natural Gas, Atlantic Gas Corporation, SUPro Energy Services, PG Energy Services, Inc. and 43% (the Company's equity ownership) of the customers of a natural gas distribution company serving Piedras Negras, Mexico, in each case for the year-end in which the Company had such operations or investments.

ITEM 2.  Properties.

See Item 1, Business, for information concerning the general location and characteristics of the important physical properties and assets of the Company.

Southern Union Gas has 9,651 miles of mains, 4,428 miles of service lines and 164 miles of transmission lines. STC and Norteno have 171 miles and 7 miles, respectively, of transmission lines. Missouri Gas Energy has 7,709 miles of mains, 5,004 miles of service lines and 47 miles of transmission lines. PG Energy has 2,449 miles of mains, 1,452 miles of service lines and 9 miles of transmission lines. SFNG has 140 miles of mains and 85 miles of service lines. The Company considers its systems to be in good condition and well-maintained, and it has continuing replacement programs based on historical performance and system surveillance.

Power Corp. owns a 25-megawatt cogeneration facility located in Lackawanna County, Pennsylvania which burns methane and natural gas. Power Corp. also owns a methane recovery facility at a nearby landfill which supplies methane gas burned at its cogeneration facility.

The information above does not include Fall River Gas, ProvEnergy or Valley Resources, the companies acquired subsequent to year-end. (See Item 1 Business -- Acquisitions Subsequent to Year-End.)

ITEM 3.  Legal Proceedings.

See  Commitments  and  Contingencies  in the  Notes  to  Consolidated  Financial
Statements contained in the Annual Report for a discussion of the Company's legal proceedings. See MD&A -- Cautionary Statement Regarding Forward-Looking Information contained in the Annual Report.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders of Southern Union during the quarter ended June 30, 2000.

                                     PART II


ITEM 5.Market for the Registrant's Common Stock and Related Stockholder Matters.

                               Market Information

Southern Union's common stock is traded on the New York Stock Exchange under the symbol "SUG". The high and low sales prices (adjusted for any stock dividends and stock splits) for shares of Southern Union common stock since July 1, 1998 are set forth below:

                                           $/Share
                                        High     Low

     July 1 to September 15, 2000    $  20.75  $ 16.00

(Quarter Ended)
     June 30, 2000 ..............       17.27    14.41
     March 31, 2000 .............       18.16    12.63
     December 31, 1999 ..........       20.00    16.61
     September 30, 1999 .........       20.66    17.14

(Quarter Ended)
     June 30, 1999 ..............       20.75    16.78
     March 31, 1999 .............       22.11    15.77
     December 31, 1998 ..........       22.22    16.80
     September 30, 1998 .........       19.33    13.50

                                     Holders

As of August 31, 2000, there were 7,888 holders of record of Southern Union's common stock. This number does not include persons whose shares are held of record by a bank, brokerage house or clearing agency, but does include any such bank, brokerage house or clearing agency that is a holder of record.

There were 49,589,799 shares of Southern Union's common stock outstanding on August 31 2000 of which 33,547,896 shares were held by non-affiliates (i.e., not beneficially held by directors, executive officers, their immediate family members, or holders of 10% or more of shares outstanding).

                                    Dividends

Provisions in certain of Southern Union's long-term debt and its bank credit facilities limit the payment of cash or asset dividends on capital stock. Under the most restrictive provisions in effect, Southern Union may not declare or pay any cash or asset dividends on its common stock or acquire or retire any of Southern Union's common stock, unless no event of default exists and the Company meets certain financial ratio requirements, which presently are met.

Southern Union has a policy of reinvesting its earnings in its businesses, rather than paying cash dividends. Since 1994, Southern Union has distributed an annual stock dividend of 5%. There have been no cash dividends on its common stock during this period. On June 30, 2000, August 6, 1999, December 9, 1998 and December 10, 1997, the Company distributed its annual 5% common stock dividend to stockholders of record on June 19, 2000, July 23, 1999, November 23, 1998 and November 21, 1997, respectively. A portion of each of the 5% stock dividends distributed on June 30, 2000, August 6, 1999 and December 9, 1998 was characterized as a distribution of capital due to the level of the Company's retained earnings available for distribution as of the declaration date. On July 13, 1998, Southern Union effected a 3-for-2 stock split by distributing a 50% stock dividend to holders of record on June 30, 1998. The Massachusetts Department of Telecommunications and Energy order approving the Company's acquisitions of Fall River Gas and ProvEnergy's North Attleboro Gas requires that Southern Union cease distributing stock dividends because of a Massachusetts law prohibition. Rhode Island law may also restrict Southern
Union's ability to distribute stock dividends, or at least require prior regulatory approval. Southern Union intends to seek relief from or authority under Massachusetts and Rhode Island law, including, if appropriate, legislative action, in order to continue distributing its annual stock dividend. Although it hopes to resolve these issues successfully prior to next summer, there can be no assurance that Southern Union will be able to distribute any stock dividends in the future including its next anticipated annual 5% stock dividend in summer 2001.

ITEM 6.  Selected Financial Data.

                                                        As of and for the Year Ended June 30,
                                               ------------------------------------------------------------
                                                2000(a)      1999(b)      1998(b)      1997          1996
                                               ------------------------------------------------------------
                                                        (dollars in thousands, except per share amounts)
Total operating revenues ..................   $  831,704   $  605,231   $  669,304   $  717,031   $  620,391
Earnings from continuing operations (c) ...       11,052       10,445       12,229       19,032       20,839
Earnings per common and common share
     equivalents (d) ......................          .24          .31          .37          .59          .65
Total assets ..............................    2,021,460    1,087,348    1,047,764      990,403      964,460
Common stockholders' equity ...............      735,854      301,058      296,834      267,462      245,915
Short-term debt and capital lease
     obligation ...........................        2,193        2,066        1,777          687          615
Long-term debt and capital lease
     obligation,  excluding current portion      733,774      390,931      406,407      386,157      385,394
Company-obligated mandatorily
     redeemable preferred securities of
      subsidiary trust ....................      100,000      100,000      100,000      100,000      100,000

Average customers served ..................    1,132,699      998,476      979,186      955,838      952,934



(a) The Pennsylvania Operations were acquired on November 4, 1999 and were accounted for as a purchase. The Pennsylvania Operations' assets were included in the Company's consolidated balance sheet at June 30, 2000 and its results of operations have been included in the Company's consolidated results of operations since November 4, 1999. For these reasons, the consolidated results of operations of the Company for the periods subsequent to the acquisition are not comparable to the same periods in prior years.
(b) On December 31, 1997, Southern Union acquired Atlantic for 755,650 pre-split and pre-stock dividend shares of common stock valued at $18,041,000 and cash of $4,436,000.
(c) As of June 30, 1998, Missouri Gas Energy wrote off $8,163,000 pre-tax in previously recorded regulatory assets as a result of announced rate orders and court rulings.
(d) Earnings per share for all periods presented were computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year adjusted for (i) the 5% stock dividends distributed on June 30, 2000, August 6, 1999, December 9, 1998, December 10, 1997 and December 10, 1996, and (ii) the 50% stock dividend distributed on July 13, 1998, and the 33_% stock dividend distributed on March 11, 1996.

ITEM 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

"Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 15 through 29 of the Company's Annual Report to Stockholders for the year ended June 30, 2000, is incorporated herein by reference.

ITEM 8.  Financial Statements and Supplementary Data.

The following consolidated financial statements of Southern Union and its consolidated subsidiaries, included in the Company's Annual Report to
Stockholders for the year ended June 30, 2000 are incorporated herein by reference:

     Consolidated statement of operations -- years ended June 30, 2000, 1999 and 1998. Consolidated balance sheet -- June 30, 2000 and 1999. Consolidated statement of cash flows -- years ended June 30, 2000, 1999 and 1998. Consolidated statement of common stockholders' equity -- years ended June 30, 2000, 1999 and 1998. Notes to consolidated financial statements.
     Report of independent accountants.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III


ITEM 10.  Directors and Executive Officers of Registrant.

There is incorporated in this Item 10 by reference the information in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders under the captions Board of Directors -- Board Size and Composition and Executive Officers and Compensation -- Executive Officers Who Are Not Directors.

ITEM 11.  Executive Compensation.

There is incorporated in this Item 11 by reference the information in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders under the captions Executive Officers and Compensation -- Executive Compensation and Certain Relationships.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

There is incorporated in this Item 12 by reference the information in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders under the caption Security Ownership.

ITEM 13.  Certain Relationships and Related Transactions.

There is incorporated in this Item 13 by reference the information in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders under the caption Certain Relationships.

                                     PART IV


ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) Financial Statements. The following consolidated financial statements of Southern Union and its consolidated subsidiaries, included in the Company's Annual Report to Stockholders for the year ended June 30, 2000, are incorporated by reference to Part II, Item 8:

              Consolidated statement of operations -- years ended June 30, 2000, 1999 and 1998.

              Consolidated balance sheet -- June 30, 2000 and 1999.

              Consolidated statement of cash flows -- years ended June 30, 2000, 1999 and 1998.

              Consolidated statement of common stockholders' equity -- years ended June 30, 2000, 1999 and 1998.

              Notes to consolidated financial statements.

              Report of independent accountants.

(a)(2) Financial Statement Schedules. All schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

(a)(3)   Exhibits.
         --------

Exhibit No.                                Description

      2(a) Agreement of Merger between Southern Union Company and Fall River Gas Company dated as of October 4, 1999. (Filed as Exhibit 2 to Southern Union's Current Report on Form 8-K filed on October 4, 1999 and incorporated herein by reference.)

      2(b) Agreement and Plan of Merger among Southern Union Company, GUS Acquisition Corporation and Providence Energy Corporation dated November 15, 1999. (Filed as Exhibit 2 to Southern Union's Current report on Form 8-K filed on November 19, 1999 and incorporated herein by reference.)

      2(c) Agreement and Plan of Merger among Southern Union Company, SUG Acquisition Corporation and Valley Resources, Inc. dated November 30, 1999. (Filed as Exhibit 2 to Southern Union's Current Report on Form 8-K filed on December 6, 1999 and incorporated herein by reference.)

      2(d) Agreement of Merger between Southern Union Company and Pennsylvania Enterprises, Inc. dated as of June 7, 1999. (Filed as Exhibit 2 to Southern Union's Current Report on Form 8-K filed on June 15, 1999 and incorporated herein by reference.)

      3(a) Restated Certificate of Incorporation of Southern Union Company. (Filed as Exhibit 3(a) to Southern Union's Transition Report on Form 10-K for the year ended June 30, 1994 and incorporated herein by reference.)

      3(b) Amendment to Restated Certificate of Incorporation of Southern Union Company which was filed with the Secretary of State of Delaware and became effective on October 26, 1999. (Filed as Exhibit 3(a) to Southern Union's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and incorporated herein by reference.)

      3(c) Southern Union Company Bylaws, as amended. (Filed as Exhibit 3(a) to Southern Union's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and incorporated herein by reference.)

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

      4(d) Officer's Certificate of Southern Union Company dated November 3, 1999 with respect to 8.25% Senior Notes due 2029. (Filed as
              Exhibit 99.1 to Southern Union's Current Report on Form 8-K filed on November 19, 1999 and incorporated herein by reference.)

      4(e)    Certificate of Trust of Southern Union Financing I. (Filed as
              Exhibit 4-A to Southern Union's Registration Statement on Form S-3 (No. 33-58297) and incorporated herein by reference.)

      4(f)    Certificate of Trust of Southern Union  Financing II. (Filed as
              Exhibit 4-B to Southern Union's Registration Statement on Form S-3 (No. 33-58297) and incorporated herein by reference.)

      4(g)    Certificate of Trust of Southern Union Financing III. (Filed as
              Exhibit 4-C to Southern Union's Registration Statement on Form S-3 (No. 33-58297) and incorporated herein by reference.)

Exhibit No.                                Description

      4(h) Form of Amended and Restated Declaration of Trust of Southern Union Financing I. (Filed as Exhibit 4-D to Southern Union's Registration Statement on Form S-3 (No. 33-58297) and incorporated herein by reference.)

      4(i) Form of Subordinated Debt Securities Indenture among Southern Union Company and The Chase Manhattan Bank, N. A., as Trustee. (Filed as Exhibit 4-G to Southern Union's Registration Statement on Form S-3 (No. 33-58297) and incorporated herein by reference.)

      4(j) Form of Supplemental Indenture to Subordinated Debt Securities Indenture with respect to the Subordinated Debt Securities issued in connection with the Southern Union Financing I Preferred Securities. (Filed as Exhibit 4-H to Southern Union's Registration Statement on Form S-3 (No. 33-58297) and incorporated herein by reference.)

      4(k) Form of Southern Union Financing I Preferred Security (included in 4(g) above.) (Filed as Exhibit 4-I to Southern Union's Registration Statement on Form S-3 (No. 33-58297) and incorporated herein by reference.)

      4(l) Form of Subordinated Debt Security (included in 4(i) above.) (Filed as Exhibit 4-J to Southern Union's Registration Statement on Form S-3 (No. 33-58297) and incorporated herein by reference.)

      4(m) Form of Guarantee with respect to Southern Union Financing I Preferred Securities. (Filed as Exhibit 4-K to Southern Union's Registration Statement on Form S-3 (No. 33-58297) and incorporated herein by reference.)

      4(n) First Mortgage Bonds Debenture of Mortgage and Deed of Trust dated as of March 15, 1946 by Southern Union Company (as successor to PG Energy, Inc. formerly, Pennsylvania Gas and Water Company, and originally, Scranton-Spring Brook Water Service Company to Guaranty Trust Company of New York. (Filed as Exhibit 4.1 to Southern Union's Current Report on Form 8-K filed on December 30, 1999 and incorporated herein by reference.)

      4(o) Twenty-Third Supplemental Indenture dated as of August 15, 1989 (Supplemental to Indenture dated as of March 15, 1946) between Southern Union Company and Morgan Guaranty Trust Company of New York (formerly Guaranty Trust Company of New York). (Filed as
              Exhibit 4.2 to Southern Union's Current Report on Form 8-K filed on December 30, 1999 and incorporated herein by reference.)

      4(p) Twenty-Sixth Supplemental Indenture dated as of December 1, 1992 (Supplemental to Indenture dated as of March 15, 1946) between Southern Union Company and Morgan Guaranty Trust Company of New York. (Filed as Exhibit 4.3 to Southern Union's Current Report on Form 8-K filed on December 30, 1999 and incorporated herein by reference.)

      4(q) Thirtieth Supplemental Indenture dated as of December 1, 1995 (Supplemental to Indenture dated as of March 15, 1946) between Southern Union Company and First Trust of New York, National Association (as successor trustee to Morgan Guaranty Trust Company of New York). (Filed as Exhibit 4.4 to Southern Union's Current Report on Form 8-K filed on December 30, 1999 and incorporated herein by reference.)

      4(r) Thirty-First Supplemental Indenture dated as of November 4, 1999 (Supplemental to Indenture dated as of March 15, 1946) between Southern Union Company and U. S. Bank Trust, National Association (formerly, First Trust of New York, National Association). (Filed as Exhibit 4.5 to Southern Union's Current Report on Form 8-K filed on December 30, 1999 and incorporated herein by reference.)

      4(s) Pennsylvania Gas and Water Company Bond Purchase Agreement dated September 1, 1989. (Filed as Exhibit 4.6 to Southern Union's Current Report on Form 8-K filed on December 30, 1999 and incorporated herein by reference.)

Exhibit No.                                Description

      4(t) Southern Union is a party to other debt instruments, none of which authorizes the issuance of debt securities in an amount which exceeds 10% of the total assets of Southern Union. Southern Union hereby agrees to furnish a copy of any of these instruments to the Commission upon request.

      10(a) Amended and Restated Revolving Credit Agreement (Long-Term Credit Facility) between Southern Union Company and the Banks named therein dated May 31, 2000.

      10(b) Amended and Restated Revolving Credit Agreement (Short-Term Credit Facility) between Southern Union Company and the Banks named therein dated May 31, 2000.

      10(c) Term Loan Credit Agreement between Southern Union Company and the Banks named therein dated August 28, 2000.

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

      10(f) Southern Union Company 1992 Long-Term Stock Incentive Plan, As Amended. (Filed as Exhibit 10(l) to Southern Union's Annual Report on Form 10-K for the year ended June 30, 1998 and incorporated herein by reference.)(*)

      10(g) Southern Union Company Director's Deferred Compensation Plan. (Filed as Exhibit 10(g) to Southern Union's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.)(*)

      10(h) Southern Union Company Amended Supplemental Deferred Compensation Plan with Amendments. (Filed as Exhibit 4 to Southern Union's Form S-8 filed March 27, 1999 and incorporated herein by reference.)(*)

      10(i) Form of warrant granted to Fleischman and Walsh L.L.P. (Filed as Exhibit 10(j) to Southern Union's Transition Report on Form 10-K for the year ended June 30, 1994 and incorporated herein by reference.)

      10(j) Renewal Promissory Note Agreement between Peter H. Kelley and Southern Union Company dated May 31, 1995. (Filed as Exhibit 10(i) to Southern Union's Annual Report on Form 10-K for the year ended June 30, 1995 and incorporated herein by reference.)

      10(k) Employment agreement between Thomas F. Karam and Southern Union Company dated December 28, 1999. (Filed as Exhibit 10(a) to Southern Union's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and incorporated herein by reference.)

      10(l) Secured Promissory Note and Security Agreements between Thomas F. Karam and Southern Union Company dated December 20, 1999. (Filed as Exhibit 10(b) to Southern Union's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and incorporated herein by reference.)

      10(m) Southern Union Company Pennsylvania Division Stock Incentive Plan. (Filed as Exhibit 4 to Form S-8, SEC File No. 333-36146, filed on May 3, 2000 and incorporated herein by reference.)*



*     Indicates Management Compensation Plan.

Exhibit No.                                Description

      10(n) Southern Union Company Pennsylvania Division 1992 Stock Option Plan. (Filed as Exhibit 4 to Form S-8, SEC File No. 333-36150, filed on May 3, 2000 and incorporated herein by reference.)*

      13      Portions of Company's Annual Report to Stockholders.

      21      Subsidiaries of the Company.

      23      Consent of Independent Accountants.

      24      Power of Attorney.

      27      Financial Data Schedule.


(b) Reports on Form 8-K. Southern Union's Current Report on Form 8-K dated June 5, 2000 providing certain historical financial statements and related notes thereto of Valley Resources, Inc. and Providence Energy Corporation.




*     Indicates Management Compensation Plan.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Southern Union has duly caused this report to be signed by the undersigned, thereunto duly authorized, on September 28, 2000.


                                         SOUTHERN UNION COMPANY


                                  By     PETER H. KELLEY
                                         --------------------------
                                         Peter H. Kelley
                                         President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Southern Union and in the capacities indicated as of September 28, 2000.

      Signature/Name                             Title

     GEORGE L. LINDEMANN*         Chairman of the Board, Chief Executive Officer
                                  and Director

     JOHN E. BRENNAN*             Director

     FRANK W. DENIUS*             Director

     AARON I. FLEISCHMAN*         Director

     KURT A. GITTER, M.D.*        Director

     THOMAS F. KARAM*             Director

     PETER H. KELLEY              Director
     -----------------------
     Peter H. Kelley

     ADAM M. LINDEMANN*           Director

     ROGER J. PEARSON*            Director

     GEORGE ROUNTREE, III*        Director

     RONALD W. SIMMS*             Director

     DAN K. WASSONG*              Director

     RONALD J. ENDRES             Executive Vice President and Chief Financial
     ----------------------       Officer
     Ronald J. Endres

     DAVID J. KVAPIL              Senior Vice President and Corporate Controller
     ------------------------     (Principal Accounting Officer)
     David J. Kvapil



*By  PETER H. KELLEY
     -----------------------
         Peter H. Kelley
         Attorney-in-fact

                                INDEX TO EXHIBITS


Exhibit 10(c) Term Loan Credit Agreement between Southern Union Company and the Banks named therein dated August 28, 2000.

Exhibit 13        Portions of Company's Annual Report to Stockholders

Exhibit 21        Subsidiaries of the Company

Exhibit 23        Consent of Independent Accountants

Exhibit 24        Power of Attorney

Exhibit 27        Financial Data Schedule