Form 10-Q
period 2000-09-30
SOUTHERN UNION CO
filed 2000-11-14
CIK 203248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                         For the quarterly period ended

                               September 30, 2000


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


        Title of each class            Name of each exchange in which registered
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
Yes   |X|    No
    -------     -------

The number of shares of the registrant's Common Stock outstanding on November 3, 2000 was 50,976,219.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                                    FORM 10-Q
                               September 30, 2000
                                      Index




PART I.  FINANCIAL INFORMATION                                         Page(s)
                                                                       -------

 Item 1.  Financial Statements

    Consolidated statements of operations - three and twelve months ended
       September 30, 2000 and 1999                                       2-3

    Consolidated balance sheet - September 30, 2000 and 1999 and
      June 30, 2000                                                      4-5

    Consolidated statement of stockholders' equity - three months ended
       September 30, 2000 and twelve months ended June 30, 2000            6

    Consolidated statements of cash flows - three and twelve months ended
       September 30, 2000 and 1999                                       7-8

    Notes to consolidated financial statements                          9-19

 Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                     20-26

Item 3.  Quantitative and Qualitative Disclosures about Market Risk       26

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     (See "COMMITMENTS and CONTINGENCIES" under Notes to Consolidated
        Financial Statements)                                          16-19

Item 4.  Result of Votes of Security Holders                              27

Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibit 10 -- Employment agreement between James H. Dodge and Southern Union Company effective upon the consummation of the
             merger with Providence Energy Corporation                   E-1

        (b) Exhibit 27 -- Financial Data Schedule                       E-12

        (c) Reports on Form 8-K -- None

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                                          Three Months Ended September 30,
                                                                                2000            1999
                                                                            ------------    ------------
                                                                        (thousands of dollars, except shares
                                                                                and per share amounts)

Operating revenues ......................................................   $    144,468    $     84,786
Cost of gas and other energy ............................................         84,534          39,277
                                                                            ------------    ------------
     Operating margin ...................................................         59,935          45,509
Revenue-related taxes ...................................................          5,079           3,964
                                                                            ------------    ------------
     Net operating margin ...............................................         54,856          41,545

Operating expenses:
     Operating, maintenance and general .................................         37,017          25,264
     Depreciation and amortization ......................................         15,966          10,848
     Taxes, other than on income and revenues ...........................          4,860           3,625
                                                                            ------------    ------------
          Total operating expenses ......................................         57,843          39,737
                                                                            ------------    ------------
          Net operating revenues (loss) .................................         (2,987)          1,808
                                                                            ------------    ------------

Other expenses:
     Interest ...........................................................        (16,306)         (8,364)
     Dividends on preferred securities of subsidiary trust ..............         (2,370)         (2,370)
     Other, net .........................................................         (2,318)         (1,157)
                                                                            ------------    ------------
          Total other expenses, net .....................................        (20,994)        (11,891)
                                                                            ------------    ------------

          Loss before income tax benefit and cumulative effect of
              change in accounting principle ............................        (23,981)        (10,083)

Federal and state income tax benefit ....................................        (11,131)         (3,983)
                                                                            ------------    ------------

Loss before cumulative effect of change in accounting principle .........        (12,850)         (6,100)

Cumulative effect of change in accounting principle, net of tax .........            602            --
                                                                            ------------    ------------

Net loss attributable to common stock ...................................   $    (12,248)   $     (6,100)
                                                                            ============    ============

Net loss per share:
     Basic:
          Before cumulative effect of change in accounting principle ....   $       (.26)   $       (.19)
          Cumulative effect of change in accounting principle, net of tax            .01            --
                                                                            ------------    ------------
                                                                            $       (.25)   $       (.19)
                                                                            ============    ============
     Diluted:
          Before cumulative effect of change in accounting principle ....   $       (.26)   $       (.19)
          Cumulative effect of change in accounting principle, net of tax            .01            --
                                                                            ------------    ------------
                                                                            $       (.25)   $       (.19)
                                                                            ============    ============
Weighted average shares outstanding:
     Basic ..............................................................     48,573,037      32,468,287
                                                                            ============    ============
     Diluted ............................................................     48,573,037      32,468,287
                                                                            ============    ============



                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                                         Twelve Months Ended September 30,
                                                                                2000           1999
                                                                            ------------    ------------
                                                                       (thousands of dollars, except shares
                                                                               and per share amounts)

Operating revenues ......................................................   $    891,387    $    612,562
Cost of gas and other energy ............................................        542,955         346,904
                                                                            ------------    ------------
     Operating margin ...................................................        348,432         265,658
Revenue-related taxes ...................................................         36,010          32,561
                                                                            ------------    ------------
     Net operating margin ...............................................        312,422         233,097

Operating expenses:
     Operating, maintenance and general .................................        148,342         108,910
     Depreciation and amortization ......................................         60,257          42,286
     Taxes, other than on income and revenues ...........................         18,504          14,620
                                                                            ------------    ------------
          Total operating expenses ......................................        227,103         165,816
                                                                            ------------    ------------
          Net operating revenues ........................................         85,319          67,281
                                                                            ------------    ------------

Other expenses:
     Interest ...........................................................        (59,434)        (35,622)
     Dividends on preferred securities of subsidiary trust ..............         (9,480)         (9,480)
     Other, net .........................................................         (8,633)         (3,695)
                                                                            ------------    ------------
          Total other expenses, net .....................................        (77,547)        (48,797)
                                                                            ------------    ------------

          Earnings before income taxes and cumulative effect of change
              in accounting principle ...................................          7,772          18,484

Federal and state income taxes ..........................................          3,470           7,091
                                                                            ------------    ------------

Earnings before cumulative effect of change in accounting principle .....          4,302          11,393

Cumulative effect of change in accounting principle, net of tax .........            602            --
                                                                            ------------    ------------

Net earnings available for common stock .................................   $      4,904    $     11,393
                                                                            ============    ============

Net earnings per share:
     Basic:
          Before cumulative effect of change in accounting principle ....   $        .09    $        .35
          Cumulative effect of change in accounting principle, net of tax            .01            --
                                                                            ------------    ------------
                                                                            $        .10    $        .35
                                                                            ============    ============
     Diluted:
          Before cumulative effect of change in accounting principle ....   $        .09    $        .33
          Cumulative effect of change in accounting principle, net of tax            .01            --
                                                                            ------------    ------------
                                                                            $        .10    $        .33
                                                                            ============    ============

Weighted average shares outstanding:
     Basic ..............................................................     47,442,298      32,651,091
                                                                            ============    ============
     Diluted ............................................................     49,575,632      34,261,436
                                                                            ============    ============


                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS



                                                                         September 30,            June 30,
                                                                   --------------------------
                                                                       2000          1999           2000
                                                                   -----------    -----------    -----------
                                                                              (thousands of dollars)

Property, plant and equipment:
     Plant in service ..........................................   $ 2,129,828    $ 1,112,703    $ 1,580,077
     Construction work in progress .............................        28,100         17,331         30,192
                                                                   -----------    -----------    -----------
                                                                     2,157,928      1,130,034      1,610,269
     Less accumulated depreciation and amortization ............      (732,097)      (376,440)      (509,947)
                                                                   -----------    -----------    -----------
                                                                     1,425,831        753,594      1,100,322
     Additional purchase cost assigned to utility plant, net ...       723,971        133,275        386,839
                                                                   -----------    -----------    -----------


     Net property, plant and equipment .........................     2,149,802        886,869      1,487,161
                                                                   -----------    -----------    -----------




Current assets:
     Cash and cash equivalents ................................         2,690            596         27,829
     Accounts receivable, billed and unbilled, net ............       109,524         40,809         74,959
     Inventories, principally at average cost .................       119,497         40,244         60,259
     Deferred gas purchase costs ..............................        23,849           --             --
     Investment securities ....................................       288,628           --          187,817
     Prepayments and other ....................................        33,480          3,023            877
                                                                  -----------    -----------    -----------


          Total current assets ................................       577,668         84,672        351,741
                                                                  -----------    -----------    -----------


Deferred charges ..............................................       229,724         97,425        145,006

Investment securities .........................................         7,608         13,413         10,489

Real estate ...................................................        11,018          9,352          9,461

Other .........................................................        32,348          5,899         17,602
                                                                  -----------    -----------    -----------




     Total ....................................................   $ 3,008,168   $  1,097,630   $ 2,021,460
                                                                  ===========    ===========   ===========




                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      STOCKHOLDERS' EQUITY AND LIABILITIES



                                                                                         September 30,              June 30,
                                                                                   --------------------------
                                                                                       2000           1999           2000
                                                                                   -----------    -----------    ------------
                                                                                             (thousands of dollars)

Common stockholders' equity:
     Common stock, $1 par value; authorized 200,000,000
          shares; issued 51,903,890 shares .....................................   $    51,904    $    31,290    $    50,521
     Premium on capital stock ..................................................       626,662        277,012        601,042
     Less treasury stock, at cost ..............................................       (15,554)          (794)       (15,554)
     Less common stock held in trust ...........................................       (16,506)        (6,249)       (15,330)
     Accumulated other comprehensive income ....................................       181,257           (436)       115,175
     Retained deficit ..........................................................       (12,248)        (6,100)           --
                                                                                   -----------    -----------    -----------
     Total common stockholders' equity .........................................       815,515        294,723        735,854

Company-obligated  mandatorily  redeemable  preferred securi- ties of subsidiary trust holding solely subordinated notes of
     Southern Union ............................................................       100,000        100,000        100,000

Long-term debt and capital lease obligation ....................................     1,325,105        390,413        733,774
                                                                                   -----------    -----------    -----------


     Total capitalization ......................................................     2,240,620        785,136      1,569,628

Current liabilities:
     Long-term debt and capital lease obligation due
          within one year ......................................................         8,004          2,089          2,193
     Notes payable .............................................................       135,453         84,103              3
     Accounts payable ..........................................................       104,451         19,697         77,488
     Federal, state and local taxes ............................................         7,493          8,147          7,359
     Accrued interest ..........................................................        19,654          5,660         15,922
     Accrued dividends on preferred securities of subsidiary
          trust ................................................................         2,370           --             --
     Customer deposits .........................................................        21,080         17,542         17,255
     Deferred gas purchase costs ...............................................          --           10,387         11,708
     Other .....................................................................        61,621         17,223         28,542
                                                                                   -----------    -----------    -----------

          Total current liabilities ............................................       360,126        164,848        160,470
                                                                                   -----------    -----------    -----------

Deferred credits and other .....................................................       141,870         79,023        106,823
Accumulated deferred income taxes ..............................................       265,552         68,623        184,539
Commitments and contingencies ..................................................          --             --              --
                                                                                   -----------    -----------    -----------

     Total .....................................................................   $ 3,008,168    $ 1,097,630    $ 2,021,460
                                                                                   ===========    ===========    ===========



                             See accompanying notes.


                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                    Common   Accumulated
                                         Common        Premium       Treasury        Stock      Other        Retained
                                        Stock, $1     on Capital    Stock, at      Held  in   Comprehen-     Earnings/
                                        Par Value       Stock          Cost          Trust    sive Income    (Deficit)   Total
                                        ---------    ------------   -----------   ---------- -------------  ---------- ---------
                                                                    (thousands of dollars)

Balance July 1, 1999 ................   $  31,240    $    276,610   $     (794)   $  (5,562) $        (436) $   --     $ 301,058


   Comprehensive income:
     Net earnings ...................        --           --           --           --           --         11,052       11,052
     Unrealized gain in investment
       securities, net of tax .......        --           --           --           --        115,175         --        115,175
     Minimum pension liability
       adjustment; net of tax .......        --           --           --           --            436         --            436
                                                                                                                      ---------
     Comprehensive income ...........                                                                                   126,663
                                                                                                                      ---------
   Common stock held in trust .......        --           --           --        (10,037)        --           --        (10,037)
   5% stock dividend ................       2,359        8,659         --           --           --        (11,052)         (34)
   Purchase of treasury stock .......        --           --        (14,425)        --           --           --        (14,425)
   Issuance of stock for acquisition       16,714      315,235         --           --           --           --        331,949
   Exercise of stock options ........         208          538         (335)         269         --           --            680
                                        ---------    ---------    ---------    ---------    ---------    ---------    ---------
Balance June 30, 2000 ...............      50,521      601,042      (15,554)     (15,330)     115,175         --        735,854

   Comprehensive income:
     Net loss .......................        --           --           --           --          --         (12,248)     (12,248)
     Unrealized gain in investment
          securities, net of tax ....        --           --           --           --         65,527         --         65,527
     Cumulative effect of change
       in accounting principle ......        --           --           --           --            826         --            826
     Unrealized loss on hedging
          activities ................        --           --           --           --           (271)        --           (271)
                                                                                                                      ---------
     Comprehensive income ...........                                                                                    53,834
                                                                                                                      ---------
   Issuance of stock for acquisition        1,369       25,483         --           --           --           --         26,852
   Common stock held in trust .......        --           --           --         (1,176)        --           --         (1,176)
   Exercise of stock options ........          14          137         --           --           --           --            151
                                        ---------    ---------    ---------    ---------    ---------    ---------    ---------
Balance September 30, 2000 ..........   $  51,904    $ 626,662    $ (15,554)   $ (16,506)   $ 181,257    $ (12,248)   $ 815,515
                                        =========    =========    =========    =========    =========    =========    =========






                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                               Three Months Ended September 30,
                                                                                      2000         1999
                                                                                   ----------   ----------
                                                                                   (thousands of dollars)

Cash flows used in operating activities:
   Net loss ....................................................................   $ (12,248)   $  (6,100)
   Adjustments to reconcile net loss to net cash flows used in operating activities:
       Depreciation and amortization ...........................................      15,966       10,848
       Deferred income taxes ...................................................        (256)      (1,615)
       Provision for bad debts .................................................         716          520
       Deferred interest expense ...............................................        (278)          33
       Cumulative effect of change in accounting principle .....................        (602)        --
       Other ...................................................................         509          355
       Changes in assets and liabilities, net of acquisitions and dispositions:
         Accounts receivable, billed and unbilled ..............................      (5,398)       9,364
         Accounts payable ......................................................     (13,212)     (11,482)
         Taxes and other liabilities ...........................................      (1,056)     (11,669)
         Customer deposits .....................................................        (357)        (140)
         Deferred gas purchase costs ...........................................     (26,554)     (12,568)
         Inventories ...........................................................     (44,542)     (10,871)
         Other .................................................................      (7,303)       2,656
                                                                                   ---------    ---------
       Net cash flows used in operating activities .............................     (94,615)     (30,669)
                                                                                   ---------    ---------
Cash flows from (used in) investing activities:
   Additions to property, plant and equipment ..................................     (21,908)     (20,418)
   Acquisition of operations, net of cash received .............................    (406,830)        --
   Increase in customer advances ...............................................         529          835
   Decrease in deferred charges and credits ....................................        (408)      (4,523)
   Purchase of investment securities ...........................................        --         (1,413)
   Other .......................................................................        (222)         458
                                                                                   ---------    ---------
       Net cash flows used in investing activities .............................    (428,839)     (25,061)
                                                                                   ---------    ---------
Cash flows from (used in) financing activities:
   Issuance of long-term debt ..................................................     480,000         --
   Issuance cost of debt .......................................................      (2,538)        --
   Repayment of debt and capital lease obligation ..............................        (535)        (495)
   Payment of merger debt assumed ..............................................    (114,171)        --
   Net borrowings under revolving credit facility ..............................     135,450       63,100
   Change in cash overdraft ....................................................        --         (6,655)
   Other .......................................................................         109          376
                                                                                   ---------    ---------
       Net cash flows from financing activities ................................     498,315       56,326
                                                                                   ---------    ---------
Increase (decrease) in cash and cash equivalents ...............................     (25,139)         596
Cash and cash equivalents at beginning of period ...............................      27,829         --
                                                                                   ---------    ---------
Cash and cash equivalents at end of period .....................................   $   2,690    $     596
                                                                                   =========    =========

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
     Interest ..................................................................   $  17,795    $  17,526
                                                                                   =========    =========
     Income taxes ..............................................................   $    --      $   1,300
                                                                                   =========    =========




                             See accompanying notes.


                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                              Twelve Months Ended September 30,
                                                                                     2000         1999
                                                                                   ----------   ---------
                                                                                   (thousands of dollars)

Cash flows from operating activities:
   Net earnings ................................................................   $   4,904    $  11,393
   Adjustments to reconcile net earnings to net cash flows from operating activities:
       Depreciation and amortization ...........................................      60,257       42,286
       Deferred income taxes ...................................................       2,823        8,607
       Provision for bad debts .................................................       5,194        3,688
       Deferred interest expense ...............................................        (623)         847
       Cumulative effect of change in accounting principle .....................        (602)        --
       Other ...................................................................       1,862          987
       Changes in assets and liabilities, net of acquisitions and dispositions:
         Accounts receivable, billed and unbilled ..............................     (18,592)      (7,538)
         Accounts payable ......................................................      20,872           70
         Taxes and other liabilities ...........................................       4,977         (385)
         Customer deposits .....................................................      (3,624)        (108)
         Deferred gas purchase costs ...........................................     (29,100)      11,657
         Inventories ...........................................................     (33,580)      (1,694)
         Other .................................................................      (8,192)       2,536
                                                                                   ---------    ---------
     Net cash flows from operating activities ..................................       6,576       72,346
                                                                                   ---------    ---------
Cash flows from (used in) investing activities:
   Additions to property, plant and equipment ..................................    (101,936)     (79,330)
   Acquisition of operations, net of cash received .............................    (445,196)        --
   Purchase of investment securities ...........................................     (19,588)      (8,413)
   Increase in customer advances ...............................................       1,044        1,821
   Increase (decrease) in deferred charges and credits .........................         458       (6,343)
   Proceeds from sale of subsidiary ............................................      12,150         --
   Other .......................................................................      (5,233)        (497)
                                                                                   ---------    ---------
     Net cash flows used in investing activities ...............................    (558,301)     (92,762)
                                                                                   ---------    ---------
Cash flows from (used in) financing activities:
   Issuance of long-term debt ..................................................     780,000         --
   Issuance cost of debt .......................................................      (9,830)        --
   Repayment of debt and capital lease obligation ..............................    (138,831)     (20,849)
   Premium on early extinguishment of debt .....................................        (719)        --
   Net borrowings under revolving credit facility ..............................      51,350       42,000
   Payment of merger debt assumed ..............................................    (114,171)        --
   Purchase of treasury stock ..................................................     (14,425)        --
   Change in cash overdraft ....................................................        --           (337)
   Other .......................................................................         445          198
                                                                                   ---------    ---------
     Net cash flows from financing activities ..................................     553,819       21,012
                                                                                   ---------    ---------
Increase in cash and cash equivalents ..........................................       2,094          596
Cash and cash equivalents at beginning of period ...............................         596         --
                                                                                   ---------    ---------
Cash and cash equivalents at end of period .....................................   $   2,690    $     596
                                                                                   =========    =========

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
     Interest ..................................................................   $  58,076    $  47,293
                                                                                   =========    =========
     Income taxes ..............................................................   $   4,321    $   2,394
                                                                                   =========    =========

                             See accompanying notes.


                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



FINANCIAL STATEMENTS

These interim financial statements should be read in conjunction with the financial statements and notes thereto contained in Southern Union Company's (Southern Union and, together with its wholly-owned subsidiaries, the Company) Annual Report on Form 10-K for the fiscal year ended June 30, 2000. Certain prior period amounts have been reclassified to conform with the current period presentation.

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments (including both normal recurring as well as any non-recurring) necessary for a fair presentation of the results of operations for such periods. Because of the seasonal nature of the Company's operations, the results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. As further described below, the Company acquired Providence Energy Corporation and Fall River Gas Company on September 28, 2000, Valley Resources, Inc. on September 20, 2000 and Pennsylvania Enterprises, Inc. on November 4, 1999. Accordingly, the operating activities of the acquired operations are consolidated with the Company beginning on the respective acquisition dates. Thus, the results of operations of the Company for the periods subsequent to the acquisitions are not comparable to those periods prior to the acquisitions nor are the fiscal 2001 results of operations comparable with prior periods. Also, the results of operations for the three- and twelve-month periods ended September 30, 2000 are not indicative of results that would necessarily be achieved for a full year since the majority of the Company's operating margin is earned during the winter heating season.

ACQUISITIONS

On September 28, 2000, Southern Union completed the acquisition of Providence Energy Corporation (ProvEnergy) for approximately $270 million in cash plus the assumption of approximately $90 million in long-term debt. The ProvEnergy natural gas distribution operations are Providence Gas and North Attleboro Gas. Providence Gas serves approximately 168,000 natural gas customers in Providence and Newport, Rhode Island, and 23 other cities and towns in Rhode Island. North Attleboro Gas serves approximately 6,000 customers in North Attleboro and Plainville, Massachusetts, towns adjacent to the northeastern Rhode Island border. Subsidiaries of the Company included in the ProvEnergy merger are ProvEnergy Oil Enterprises, Inc. ("ProvEnergy Oil"), and ProvEnergy Power Company, LLC. ProvEnergy Oil operates a fuel oil distribution business through its subsidiary, ProvEnergy Fuels, Inc. (ProvEnergy Fuels). ProvEnergy Fuels serves over 14,000 residential and commercial customers in Rhode Island and Massachusetts. ProvEnergy Power Company owns 50% of Capital Center Energy Company, LLC., a joint venture formed between ProvEnergy and ERI Services, Inc. to provide retail power.

On September 28, 2000, Southern Union completed the acquisition of Fall River Gas Company (Fall River Gas) for approximately 1.4 million shares of Southern Union common stock and approximately $27 million in cash plus assumption of $20 million in long-term debt. Fall River Gas serves approximately 48,000 customers in the city of Fall River and the towns of Somerset, Swansea and Westport, all located in southeastern Massachusetts. Included in the Fall River Gas merger was Fall River Gas Appliance Company, Inc., which rents water heaters and conversion burners (primarily for residential use) in Fall River Gas' service area.

On September 20, 2000, Southern Union completed the acquisition of Valley Resources, Inc. (Valley Resources) for approximately $125 million in cash plus the assumption of $30 million in long-term debt. Valley Resources natural gas distribution operations are Valley Gas Company and Bristol and Warren Gas Company. Valley Resources, which is headquartered in Cumberland, Rhode Island, provides natural gas utility service to more than 64,000 customers. Valley Resources' three non-utility subsidiaries included in the merger rent and sell appliances, offer service contract programs, sell liquid propane in Rhode Island and nearby Massachusetts,and distribute as a wholesaler franchised lines to plumbing and heating contractors. Also, included in the acquisition was Valley Resources' 90% interest in Alternate Energy Corporation, which sells, installs and designs natural gas conversion systems and facilities, is an

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



authorized representative of the ONSI Corporation fuel cell, holds patents for a natural gas/diesel co-firing system and for a device to control the flow of fuel on dual-fuel equipment.

The Company funded the cash portion of the above described acquisitions and any related refinancings of assumed debt with a bank note (the Term Note). See Debt and Capital Lease.

The assets of ProvEnergy, Fall River Gas and Valley Resources (hereafter referred to as the Company's "New England Operations") have been included in the consolidated balance sheet of the Company at September 30, 2000 and the results of operations from the New England Operations have been included in the statement of consolidated operations since their respective acquisition dates. The acquisitions were accounted for using the purchase method. The additional purchase cost assigned to utility plant of approximately $339,840,000 reflects the excess of the purchase price over the historical book carrying value of the utility plant. Amortization of the additional purchase cost assigned to utility plant is provided on a straight-line basis over forty years. The final allocation of the purchase price of the New England Operations acquisition is expected to be completed in the fourth quarter of fiscal year 2001. The Company plans to sell or dispose of the non-core businesses acquired in the New England Operations.

Prior to the consummation of the acquisition of the New England Operations, the Company purchased shares of Providence Energy Corporation, Fall River Gas Company and Valley Resources, Inc. common stock for $2,882,000. As all necessary approvals for the merger had not been obtained, these purchases were treated as investment securities.

On November 4, 1999, the Company acquired Pennsylvania Enterprises, Inc. (hereafter referred to as the "Pennsylvania Operations") in a transaction valued at approximately $500 million, including assumption of long-term debt of approximately $115 million. The Company issued approximately 16.7 million shares (before adjustment for any subsequent stock dividend) of common stock and paid approximately $36 million in cash to complete the transaction. The Company funded the cash portion of the acquisition of the Pennsylvania Operations and related refinancings with the sale of $300,000,000 of 8.25% Senior Notes due 2029 completed on November 3, 1999 (8.25% Senior Notes). See Debt and Capital Lease.

The Pennsylvania Operations are headquartered in Wilkes-Barre, Pennsylvania with natural gas distribution being its primary business. The principal operating division of the Pennsylvania Operations is the PG Energy division of the Company which serves more than 154,000 gas customers in northeastern and central Pennsylvania. Subsidiaries of the Company included in the Pennsylvania Operations merger included PG Energy Services Inc., (Energy Services), Keystone Pipeline Services, Inc. (Keystone, a wholly-owned subsidiary of PG Energy Services Inc.), PEI Power Corporation, and Theta Land Corporation. Through
Energy Services the Company markets a diversified range of energy-related products and services under the name of PG Energy PowerPlus and supplies propane under the name of PG Energy Propane. Keystone provides pipeline and fiber optic cable construction, installation, maintenance, and rehabilitation services. PEI Power Corporation operates a cogeneration plant that generates steam and electricity for resale. Theta Land Corporation, which provided land management and development services for more than 44,000 acres of land, was sold for $12,150,000 in January 2000. No gain or loss was recognized on this transaction. The Company plans to sell or dispose of both Keystone and the propane operations of Energy Services, which are not material to the Company. The Company has not yet sold these operations and there can be no assurance that a sale on terms satisfactory to the Company will be completed.

The assets of the Pennsylvania Operations are included in the consolidated balance sheet of the Company at September 30, 2000 and the results of operations from the Pennsylvania Operations have been included in the statement of consolidated operations since November 4, 1999. The acquisition was accounted for using the purchase method. The additional purchase cost assigned to utility plant of approximately $261,000,000 reflects the excess of the purchase price over the historical book carrying value of the utility plant. Amortization of the additional purchase cost assigned to utility plant is provided on a straight-line basis over forty years.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Prior to the consummation of the acquisition of the Pennsylvania Operations, the Company purchased 358,500 shares of Pennsylvania Enterprises, Inc. stock for $11,887,000 during both the first and second quarters of the Company's fiscal year 2000. As all necessary approvals for the merger had not been obtained, these purchases were treated as investment securities.

Pro Forma Financial Information

The following unaudited pro forma financial information for the three-month periods ended September 30, 2000 and 1999 is presented as though the following events had occurred at the beginning of the earliest period presented: (i) acquisition of the New England Operations and the Pennsylvania Operations; (ii) the issuance of the Term Note and the sale of the 8.25% Senior Notes; and (iii) the refinancing of certain short-term and long-term debt at the time of the acquisitions. The pro forma financial information is not necessarily indicative of the results which would have actually been obtained had the acquisition of the New England Operations and Pennsylvania Operations, the issuance of the Term Note, the sale of senior notes or the refinancings been completed as of the assumed date for the periods presented or which may be obtained in the future.

                                              Three Months Ended September 30,
                                                   2000         1999
                                                 ----------------------

Operating revenues ...........................   $ 185,659    $ 155,227
Income (loss) before extraordinary item ......     (33,309)     (28,283)
Net earnings (loss) available for common stock (33,309) (28,283) Net earnings (loss) per common stock:
     Basic ...................................       (0.67)       (0.56)
     Diluted .................................       (0.67)       (0.56)

EARNINGS PER SHARE

Average shares outstanding for basic earnings per share were 48,573,037 and 32,468,287 for the three-month period ended September 30, 2000 and 1999, respectively, and 47,442,298 and 32,651,091 for the twelve-month period ended September 30, 2000 and 1999, respectively. Diluted earnings per share includes average shares outstanding as well as common stock equivalents from stock options and warrants. Common stock equivalents were nil for both three-month periods ended September 30, 2000 and 1999, respectively, and 1,335,808 and 1,533,458 for the twelve-month periods ended September 30, 2000 and 1999, respectively. At September 30, 2000, 967,982 shares of common stock were held by various rabbi trusts for certain of the Company's benefit plans and 22,182 shares were held in a rabbi trust for certain employees who deferred receipt of Company shares for stock options exercised.

INVESTMENT SECURITIES

At September 30, 2000, the Company held securities of Capstone Turbine Corporation (Capstone). This investment is classified as "available for sale" under the Statement of Financial Accounting Standards Board (FASB) Accounting for Certain Investments in Debt and Equity Securities; accordingly, these securities are stated at fair value, with unrealized gains and losses recorded as a separate component of common stockholders' equity. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations when realized. As of September 30, 2000, the Company's investment in Capstone had a fair value of $288,628,000 and unrealized gain, net of tax, of $180,702,000. As of November 3, 2000, the fair value of the Company's investment in Capstone was $189,119,000. The Company has classified this investment as current, as it plans to monetize its investment as soon as practicable following the completion of the applicable lock-up periods to which it was subject and use the proceeds to reduce outstanding debt.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



All other securities owned by the Company are accounted for under the cost method. The Company's other investments in securities consist of preferred stock in non-public companies whose value is not readily determinable. Realized gains and losses on sales of these investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations when incurred, and dividends are recognized as income when received.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Accounting Policies of Derivatives and Hedging Activities The Company recognizes derivatives on the consolidated balance sheet at their fair value. On the date of the derivative contract, the Company designates the derivative as: (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), or (iii) "held for trading" ("trading" instruments). Changes in the fair value of a derivative that qualifies as a fair-value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk (including gains or losses on firm commitments), are recorded in earnings. Changes in the fair value of a derivative that qualifies as a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows. Lastly, changes in the fair value of derivative trading instruments are reported in current-period earnings.

Adoption of Accounting Pronouncement The Company adopted Accounting for Derivative Instruments and Hedging Activities on July 1, 2000. In accordance with that Statement, the Company recorded a net-of-tax cumulative-effect gain of $602,000 in earnings to recognize the fair value of the derivative instruments that are not designated as hedges. The Company also recorded $826,000 in accumulated other comprehensive income which recognizes the fair value of all derivative instruments that were designated as cash flow hedging instruments. The Company expects to reclassify as earnings during the next twelve months $306,000, net-of-tax from the transition adjustment that was recorded in accumulated other comprehensive income. During this period, the Company expects to reclassify these derivative gains to earnings as the settlement of swap payments occur. The maximum term over which the Company is hedging exposures to the variability of cash flows is 36 months.

Derivative Activities The Company manages earnings risk through the use of derivative instruments to minimize the impact of volatility in interest rates and commodity fuel prices. The Company uses interest rate swaps to hedge exposure to changes in interest rates and commodity swaps and options to manage price risk associated with energy contracts. The Company is a party to an interest rate swap to reduce exposure to changes in the fair value of a fixed lease commitment. During the quarter, the Company recorded a pre-tax gain of $241,000 in other earnings to recognize the change in fair value of the derivative hedging instrument and also recorded an offsetting pre-tax loss of $241,000 to recognize the change in the difference (attributable to the hedged risk) between the carrying value and fair value of the related hedged liability. The interest rate swap associated with the fair value hedge was subsequently terminated in October 2000 resulting in a pre-tax gain of $182,000 which will be amortized into earnings through December 2004. The Company is also obligated under two interest rate swaps designed to hedge exposure to variability in interest payments on variable rate debt. As such, the Company recorded a net-of-tax loss of $271,000 as an adjustment to accumulated other comprehensive income to recognize the change in fair value of all derivative instruments designated as cash flow hedging instruments.

The Company is also committed under two gas derivative contracts that are not designated as hedging instruments and therefore do not qualify to receive hedge accounting treatment under the Statement. During the quarter, the Company recorded a pre-tax loss of $589,000 in other earnings to recognize the change in fair value of these two derivative instruments. This loss was off-set by a pre-tax gain of $683,000 arising from the monthly settlement of these derivative contracts which was recorded as a reduction in cost of gas. At September 30, 2000, the combined fair market value of the two derivatives not accounted for as hedges was $448,000 and will expire in the quarter ending December 31, 2000.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



In conjunction with the acquisition of Providence Energy Corporation, the Company also acquired ProvEnergy Oil, a distributor of fuel oil to retail and commercial customers. ProvEnergy Oil offers certain retail customers price caps for winter heating oil and purchases heating oil call options as a hedge against price fluctuations on the related anticipated commodity purchases.

As of September 30, 2000, the Company owned options representing 7.4 million gallons of fuel oil at an average strike price of $0.84 a gallon. These options are reflected on the balance sheet as assets at their fair value of $816,000. The instruments are designated as cash flow hedges and in subsequent periods the change in fair value of the effective portion of the hedging options will be recorded to other comprehensive income while changes in any ineffective portion will be recognized immediately in earnings. The maximum term over which the Company is hedging exposures to the variability of cash flows for forecasted purchases of home heating oil is eight months.

Trading Contracts The Company is also a party to certain energy trading contracts for the purchase and sale of energy commodities that are accounted for in accordance with Emerging Issues Task Force Issue Accounting for Contracts Involved in Energy Trading and Risk Management Activities which requires that energy trading contracts be recorded at fair value as of each balance sheet date with gains and losses included in earnings. For the quarter ended September 30, 2000, the Company recorded an asset of $1,036,000 representing the fair market value of the trading contracts and a corresponding pre-tax gain of $1,036,000 in earnings.

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

The sole assets of the Subsidiary Trust are the Subordinated Notes. The interest and other payment dates on the Subordinated Notes correspond to the distribution and other payment dates on the Preferred Securities and the Common Securities. Under certain circumstances, the Subordinated Notes may be distributed to holders of the Preferred Securities and holders of the Common Securities in liquidation of the Subsidiary Trust. The Subordinated Notes are redeemable at the option of the Company on or after May 17, 2000, at a redemption price of $25 per Subordinated Note plus accrued and unpaid interest. The Preferred Securities and the Common Securities will be redeemed on a pro rata basis to the same extent as the Subordinated Notes are repaid, at $25 per Preferred Security and Common Security plus accumulated and unpaid distributions. Southern Union's obligations under the Subordinated Notes and related agreements, taken together, constitute a full and unconditional guarantee by Southern Union of payments due on the Preferred Securities. As of September 30, 2000 and 1999, 4,000,000 shares of Preferred Securities were outstanding.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



DEBT AND CAPITAL LEASE

                                           September 30,    June 30,
                                               2000          2000
                                             ----------   -----------
                                               (thousands of dollars)

7.60% Senior Notes due 2024 ..............   $  364,515   $  364,515
8.25% Senior Notes due 2029 ..............      300,000      300,000
10.25% First Mortgage Bonds, due 2001 ....          910         --
8.375% First Mortgage Bonds, due 2002 ....       30,000       30,000
5.62% First Mortgage Bonds, due 2003 .....        6,400         --
6.82% First Mortgage Bonds, due 2018 .....      15,000         --
9.34% First Mortgage Bonds, due 2019 .....       15,000       15,000
9.63% First Mortgage Bonds, due 2020 .....       10,000         --
9.44% First Mortgage Bonds, due 2020 .....        6,500         --
8.09% First Mortgage Bonds, due 2022 .....       12,500         --
8.46% First Mortgage Bonds, due 2022 .....       12,500         --
7.50% First Mortgage Bonds, due 2025 .....       15,000         --
7.99% First Mortgage Bonds, due 2026 .....        7,000         --
7.24% First Mortgage Bonds, due 2027 .....        6,000         --
6.50% First Mortgage Bonds, due 2029 .....       14,606         --
7.70% Debentures, due 2027 ...............        6,905         --
Term Note ................................      480,000         --
Capital lease and other ..................       30,273       26,452
                                             ----------   ----------
Total debt and capital lease .............    1,333,109      735,967
    Less current portion .................        8,004        2,193
                                             ----------   ----------

Total long-term debt and capital lease ...   $1,325,105   $  733,774
                                             ==========   ==========


Senior Notes On November 3, 1999, the Company completed the sale of $300,000,000 of 8.25% Senior Notes (8.25% Notes) due 2029. The net proceeds from the sale of these 8.25% Notes were used to: (i) fund the acquisition of Pennsylvania Enterprises, Inc.; (ii) repay approximately $109,900,000 of borrowings under the revolving credit facility, and (iii) repay approximately $136,000,000 of long- and short-term debt assumed in the acquisition.

Assumed Debt In connection with the acquisition of the Pennsylvania Operations, the Company assumed $45,000,000 of First Mortgage Bonds bearing interest between 8.375% and 9.34%. In connection with the acquisition of ProvEnergy, the Company assumed $86,916,000 of First Mortgage Bonds bearing interest between 5.62% and 10.25%. In connection with the acquisition of Fall River Gas, the Company assumed $19,500,000 of First Mortgage Bonds bearing interest between 7.24% and 9.44%. In connection with the acquisition of Valley Resources, the Company assumed $6,905,000 of 7.70% Debentures.

Capital Lease The Company completed the installation of an Automated Meter Reading (AMR) system at Missouri Gas Energy during the first quarter of fiscal year 1999. The installation of the AMR system involved an investment of approximately $30,000,000 which is accounted for as a capital lease obligation. As of September 30, 2000, the capital lease obligation outstanding was $24,639,000 with a fixed rate of 5.79%. This system has significantly improved meter reading accuracy and timeliness and provided electronic accessibility to meters in residential customers' basements, thereby assisting in the reduction of the number of estimated bills.

Credit Facilities On May 31, 2000, the Company restated and amended its short-term and long-term credit facilities (together referred to as "Revolving Credit Facilities"). The Company has available $90,000,000 under the short-term facility, which expires May 30, 2001, and $135,000,000 under the long-term facility, which expires on May 31, 2003. The Company has additional availability under uncommitted line of credit facilities (Uncommitted Facilities) with

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



various banks. Borrowings under the Revolving Credit Facilities are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. A balance of $135,453,000 was outstanding under the Revolving Credit Facilities at September 30, 2000.

Term Note On August 28, 2000 the Company entered into the Term Note to fund (i) the cash portion of the consideration to be paid to the Fall River Gas' stockholders; (ii) the all cash consideration to be paid to the ProvEnergy and Valley Resources stockholders, (iii) repayment of approximately $50,000,000 of long- and short-term debt assumed in the mergers, and (iv) all related acquisition costs. As of September 30, 2000, a balance of $480,000,000 was outstanding under this Term Note. Subsequently, $55,000,000 was drawn under this Term Note to refinance the remaining short-term debt of the acquired companies. Thus, as of October 31, 2000, a balance of $535,000,000 was outstanding under this Term Note. The Term Note expires August 27, 2001 but may be extended at the Company's option through August 26, 2002 for a 12.5 basis point fee. No additional draws can be made on the Term Note.

UTILITY REGULATION AND RATES

Missouri On November 7, 2000, Missouri Gas Energy filed a $39,384,000 request for a rate increase with the Missouri Public Service Commission (MPSC). Statutes require that the MPSC reach a decision in the case within an eleven-month period.

On August 21, 1998, Missouri Gas Energy was notified by the MPSC of its decision to grant a $13,300,000 annual increase to revenue effective on September 2, 1998, which is primarily earned volumetrically. The MPSC rate order reflected a 10.93% return on common equity. The rate order, however, disallowed certain previously recorded deferred costs requiring a non-cash write-off of $2,221,000. The Company recorded this charge to earnings in its fiscal year ended June 30, 1998. On December 8, 1998, the MPSC denied rehearing requests made by all parties other than Missouri Gas Energy and granted a portion of Missouri Gas Energy's rehearing request. On October 10, 2000, the MPSC issued its decision on rehearing Missouri Gas Energy's request which served to reduce the $13,300,000 annual revenue increase by $70,000. The MPSC's orders are subject to judicial review and although certain parties have argued for a reduction in Missouri Gas Energy's authorized base revenue increase on judicial review, Missouri Gas Energy expects such arguments to be unsuccessful.

Rhode Island Effective October 1, 2000, the Rhode Island Public Utilities Commission (RIPUC) approved a settlement agreement between Providence Gas, the Rhode Island Division of Public Utilities and Carriers, the Energy Council of Rhode Island, and The George Wiley Center. The settlement agreement recognizes the need for an increase in distribution system revenues of $4.5 million, recovered through an adjustment to the throughput portion of the gas charge, and provides for a 21-month base rate freeze. In the settlement agreement, the RIPUC authorized system improvement programs. Additionally, higher levels of support for low income bill payment assistance was authorized as well as the continuation of the utility's demand side management and weatherization assistance programs. The agreement incorporates a decrease and freeze in the fixed component of gas costs of $9.0 million annually, and establishes a Commodity Cost Adjustment Factor mechanism to adjust the commodity component of the Gas Charge Clause rate based on projected costs at prevailing market conditions.

The settlement agreement also contains a weather mitigation clause and a non-firm margin incentive mechanism (non-firm margin is margin earned from interruptible customers with the ability to switch to alternative fuels). The weather mitigation clause is designed to mitigate the impact of weather volatility on customer billings, which will assist customers in paying bills and stabilize the revenue stream to Providence Gas. Providence Gas will defer the margin impact of weather that is greater than 2 percent colder-than-normal and will recover the margin impact of weather that is greater than 2 percent warmer-than-normal by making the corresponding adjustment to the deferred revenue account (DRA). The non-firm margin incentive mechanism is designed to encourage Providence Gas to

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



promote the development of non-firm margins, which will reduce the cost of service to all customers. Providence Gas will retain 25 percent of all non-firm margins earned in excess of $1.2 million.

Under the settlement agreement, Providence Gas may earn up to 10.7 percent but not less than 7.0 percent using the average return on equity for the two 12 month periods of October 2000 through September 2001 and July 2001 through June 2002.

Pennsylvania On April 3, 2000, PG Energy filed an application with the Pennsylvania Public Utility Commission (PPUC) seeking an increase in its base rates designed to produce $17,900,000 in additional annual revenues, to be effective June 2, 2000. On May 11, 2000, the PPUC suspended this rate increase request for seven months, until January 2, 2001, in order to investigate the reasonableness of the proposed rates. On October 10, 2000, PG Energy and the principal parties to the base rate proceeding filed a Settlement Agreement and Joint Petition for Settlement of Rate Investigation (the Settlement Petition) with the PPUC and the Administrative Law Judge (ALJ) assigned to conduct the investigation of the rate increase request. The Settlement Petition provides for a rate increase that is designed to produce $10,800,000 of additional annual revenues. The Settlement Petition requests PPUC approval for the rate increase to become effective on January 1, 2001. The ALJ issued a Recommended Decision dated as of October 18, 2000 recommending PPUC approval of the Settlement Petition without modification. It is not presently possible to determine if the PPUC will accept the ALJ's Recommended Decision and what action either the ALJ or the PPUC will ultimately take with respect to this rate increase request or the Settlement Petition.

El Paso, Texas On October 18, 1999, Southern Union Gas filed a $1,696,000 rate increase request for the El Paso service area with the City of El Paso. In February 2000, the City of El Paso approved a $650,000 revenue increase, and an improved rate design that collects a greater portion of the Company's revenue stream from the monthly customer charge. Additionally, the City of El Paso approved a new 30-year franchise for Southern Union Gas.

COMMITMENTS AND CONTINGENCIES

Environmental The Company is subject to federal, state and local laws and regulations relating to the protection of the environment. These evolving laws and regulations may require expenditures over a long period of time to control environmental impacts. The Company has established procedures for the on-going evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures.

The Company is investigating the possibility that the Company or predecessor companies may have been associated with Manufactured Gas Plant (MGP) sites in its former service territories, principally in Arizona and New Mexico, and present service territories in Texas, Missouri and its newly acquired service territories in Pennsylvania, Massachusetts and Rhode Island. At the present time, the Company is aware of certain MGP sites in these areas and is investigating those and certain other locations. While the Company's evaluation of these Texas, Missouri, Arizona, New Mexico, Pennsylvania, Massachusetts and Rhode Island MGP sites is in its preliminary stages, it is likely that some compliance costs may be identified and become subject to reasonable quantification. Within the Company's service territories certain MGP sites are currently the subject of governmental actions. Certain of these sites are as follows:

Kansas City, Missouri MGP Sites In a letter dated May 10, 1999, the Missouri Department of Natural Resources (MDNR) sent notice of a planned Site Inspection/Removal Site Evaluation of the Kansas City Coal Gas Former MGP site. This site (comprised of two adjacent MGP operations previously owned by two separate companies and hereafter referred to as Station A and Station B) is located at East 1st Street and Campbell in Kansas City, Missouri and is owned by Missouri Gas Energy. A 1988 investigation of the site performed by an Environmental Protection Agency (EPA) contractor determined that further remedial assessment was not required under the Comprehensive Environmental
Response Compensation and Liability Act of 1980 (CERCLA), as amended by the SUPERFUND

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Amendments and Reauthorization Act of 1986. The MDNR has stated that the reassessment of the Kansas City Coal Gas site is part of a statewide effort to identify, evaluate, and prioritize the potential hazards posed by all of Missouri's MGP sites. During July 1999, the Company sent applications to MDNR submitting the two sites to the agency's Voluntary Cleanup Program (VCP). The sites were accepted into the VCP on August 2, 1999 and MDNR subsequently approved the Company's proposed work plans for the environmental assessment of the sites. The final environment reports were sent to the state on March 6, 2000. In a letter dated June 21, 2000, MDNR responded to the Station A environmental report submitted by the Company. In that letter, MDNR stated that soil remediation will be necessary at the site (Station A) but that further exploration and delineation of site contamination should be performed before remedial methods can be determined. In response to MDNR's request, the Company submitted a work plan for further investigation of the site to the agency on September 18, 2000. MDNR has not responded to the Station B environmental report submitted by the Company.

Independence, Missouri MGP Site The Company received a letter dated December 16, 1999 from MDNR notifying the Company of a Pre-Comprehensive Environmental Response Compensation and Liability Information System (CERCLIS) Site Screening investigation of a former MGP located at Pacific Avenue & South River Boulevard in Independence, Missouri. The Company contacted the MDNR to inform the state that, as this property is not owned by the Company, it cannot grant access to the property for MDNR's investigation. MDNR proceeded to investigate the site in cooperation with the site's current owner. In a letter dated May 17, 2000, MDNR reported that the site is not recommended for CERCLIS entry and no further CERCLA action is recommended. However, due to the presence of characteristic waste, the site is eligible for the state's Registry of Confirmed Abandoned or Uncontrollable Hazardous Waste Disposal Sites in Missouri.

Providence, Rhode Island Sites During 1995, Providence Gas began an environmental evaluation at its primary gas distribution facility located at 642 Allens Avenue in Providence, Rhode Island. Environmental studies and a subsequent remediation work plan were completed at an approximate cost of $4.5 million. Providence Gas also began a soil remediation project on a portion of the site in July 1999 that is expected to be completed in February 2001. As of September 30, 2000, approximately $5.7 million had been expended on soil remediation. The Company has compiled a preliminary range of costs, based on removal and off-site disposal of the most contaminated soil, ranging from $7.0 million to in excess of $9.0 million. While an environmental solution for the remainder of the site has not been formulated, the Company anticipates approximately $5.5 million in other costs, including pipe removal, soil remediation and a groundwater investigation. Because of the uncertainties associated with the pending investigation and remedial solutions, the Company cannot offer any conclusions as to the total future cost of remediation of the property at this time.

In November 1998, Providence Gas received a letter of responsibility from the Department of Environmental Management (DEM) relating to possible contamination on previously owned property at 170 Allens Avenue in Providence. The current operator of the property has also received a letter of responsibility. A work plan has been created and approved by DEM. An investigation has begun to determine the extent of contamination, as well as the extent of the Company's responsibility. Providence Gas entered into a cost-sharing agreement with the current operator of the property, under which Providence Gas is responsible for approximately twenty percent (20%) of the costs related to the investigation. Costs of testing at this site as of September 30, 2000 were approximately $300,000. Until the results of the investigation are known, the Company cannot offer any conclusions as to its responsibility.

Tiverton, Rhode Island Site Fall River Gas Company is a defendant in a civil action seeking to recover anticipated remediation costs associated with contamination found at property owned by the plaintiffs. This claim is based on alleged dumping of material by Fall River Gas Company trucks at the site in the 1930s and 1940s.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Valley Resources Sites Valley Resources is a party to an action in which Blackstone Valley Electric Company ("Blackstone") brought suit for contribution to its expenses of cleanup of a site on Mendon Road in Attleboro, Massachusetts, to which coal manufacturing waste was transported from a former MGP site in Pawtucket, Rhode Island (the "Blackstone Litigation"). Blackstone Valley
Electric  Company  v.  Stone  &  Webster,  Inc.,  Stone  &  Webster  Engineering
Corporation, Stone & Webster Management Consultants, Inc. and Valley Gas Company, C. A. No. 94-10178JLT, United States District Court, District of Massachusetts. Valley Resources takes the position in that litigation that it is indemnified for any cleanup expenses by Blackstone pursuant to a 1961 agreement signed at the time of Valley Resources' creation. This suit was stayed in 1995 pending the issuance of rulemaking at the United States EPA. That rulemaking is still pending (Commonwealth of Massachusetts v. Blackstone Valley Electric Company, 67 F.3d 981 (1995)). While this suit has been stayed, Valley Resources and Blackstone (merged with Narragansett Electric Company in May 2000) have received letters of responsibility from the Rhode Island DEM with respect to releases from two MGP sites in Rhode Island. DEM issued letters of responsibility to Valley Resources and Blackstone in September 1995 for the Tidewater MGP in Pawtucket, Rhode Island, and in February 1997 for the Hamlet Avenue MGP in Woonsocket, Rhode Island. Valley Resources entered into an agreement with Blackstone (now Narragansett) in which Valley Resources and Blackstone agreed to share equally the expenses for the costs associated with the Tidewater site subject to reallocation upon final determination of the legal issues that exist between the companies with respect to responsibility for expenses for the Tidewater site and otherwise. No such agreement has been reached with respect to the Hamlet site. A new plan, effective October 1, 2000 through June 30, 2000, establishes an environmental fund for the recovery of evaluation, remedial and clean-up costs arising out of the Company's MGPs and sites associated with the operation and disposal activities from MGPs.

To the extent that potential costs associated with former MGPs are quantified, the Company expects to provide any appropriate accruals and seek recovery for such remediation costs through all appropriate means, including in rates charged to customers, insurance and regulatory relief. At the time of the closing of the acquisition of the Company's Missouri service territories, the Company entered into an Environmental Liability Agreement that provides that Western Resources retains financial responsibility for certain liabilities under environmental laws that may exist or arise with respect to Missouri Gas Energy. In addition, at the time it was acquired, Providence Gas had in place a regulatory plan that created a mechanism for the recovery of environmental-related costs. This plan provided for recovery of environmental investigation and remediation costs incurred through September 30, 1997, as well as costs incurred during the three-year term of the plan, are to be amortized over a 10-year period, at a level authorized under the plan.

Although significant charges to earnings could be required prior to rate and insurance recovery, management does not believe that environmental expenditures for MGP sites will have a material adverse effect on the Company's financial position, results of operations or cash flows.

The Company follows the provisions of an American Institute of Certified Public Accountants Statement of Position, Environmental Remediation Liabilities, for recognition, measurement, display and disclosure of environmental remediation liabilities.

Southwest Gas Litigation On February 1, 1999, Southern Union submitted a proposal to the Board of Directors of Southwest Gas Corporation (Southwest) to acquire all of Southwest's outstanding common stock for $32.00 per share. Southwest then had a pending merger agreement with ONEOK, Inc. (ONEOK) at $28.50 per share. On February 22, 1999, Southern Union and Southwest both publicly announced Southern Union's proposal, after the Southwest Board of Directors determined that Southern Union's proposal was a Superior Proposal (as defined in the Southwest merger agreement with ONEOK). At that time Southern Union entered into a Confidentiality and Standstill Agreement with Southwest at Southwest's insistence. On April 25, 1999, Southwest's Board of Directors rejected Southern Union's $32.00 per share offer and accepted an amended offer of $30.00 per share from ONEOK. On April 27, 1999, Southern Union increased its offer to $33.50 per share and agreed to pay interest which, together with dividends, would provide Southwest shareholders with a 6% annual rate of return on its $33.50 offer, commencing

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



February 15, 2000, until closing. Southern Union's revised proposal was rejected by Southwest's Board of Directors. On January 21, 2000, ONEOK announced that it was withdrawing from the Southwest merger agreement.

There are several lawsuits pending that relate to activities surrounding Southern Union's efforts to acquire Southwest. In addition, there is before the
U. S. Court of Appeals for the Tenth Circuit, an appeal by Southern Union of a preliminary injunction entered by the U. S. District Court for the Northern District of Oklahoma. Southern Union intends to vigorously pursue its claims against Southwest, ONEOK, and certain individual defendants, and vigorously defend itself against the claims by Southwest and ONEOK. The Company believes that the results of the above-noted Southwest Gas litigation will not have a materially adverse effect on the Company's financial condition, results of operations or cash flows.

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

Commitments Due to the operation of purchase gas adjustment clauses, gas purchase costs generally do not directly affect earnings of our regulated utility operations. However, the Company's unregulated gas marketing operations are subject to price risk related to fixed-price sales commitments that are not matched with corresponding fixed-price purchase agreements. At September 30, 2000, the Company had fixed-price sales commitments with various customers that provide for the delivery of approximately 1,000,000 Dekatherms of natural gas through April 2001 at an average sales price per Dekatherm of $3.12. The Company has exposure to the changes in natural gas prices related to fluctuating commodity prices, which can impact the Company's financial position or results of operations, either favorably or unfavorably. The impact of changing prices on the Company's financial position at a point in time is not necessarily indicative of the impact of price movements throughout the year.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Overview The Company's core business is the distribution of natural gas as a public utility through: Southern Union Gas, Missouri Gas Energy (MGE); Atlantic Utilities, doing business as South Florida Natural Gas (SFNG); PG Energy, acquired on November 4, 1999; and, effective with the September 2000 acquisitions of Providence Energy Corporation, Valley Resources, Inc. and Fall River Gas Company, collectively its New England division. In addition, subsidiaries of Southern Union support and expand natural gas sales and to capitalize on the Company's gas energy expertise. These subsidiaries operate natural gas pipeline systems, generate electricity, market natural gas and electricity to end-users and distribute propane and fuel oil. Certain subsidiaries also own or hold interests in real estate and other assets, which are primarily used in the Company's utility business.

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

Acquisitions On September 28, 2000, Southern Union completed the acquisition of Providence Energy Corporation (ProvEnergy) for approximately $270 million in cash plus the assumption of $90 million in long-term debt. The ProvEnergy natural gas distribution operations are Providence Gas and North Attleboro Gas. Providence Gas serves approximately 168,000 natural gas customers in Providence and Newport, Rhode Island, and 23 other cities and towns in Rhode Island. North Attleboro Gas serves approximately 6,000 customers in North Attleboro and Plainville, Massachusetts, towns adjacent to the northeastern Rhode Island border. Subsidiaries of the Company included in the ProvEnergy merger are ProvEnergy Oil Enterprises, Inc. (ProvEnergy Oil), and ProvEnergy Power Company, LLC. ProvEnergy Oil operates a fuel oil distribution business through its subsidiary, ProvEnergy Fuels, Inc. (ProvEnergy Fuels). ProvEnergy Fuels serves over 14,000 residential and commercial customers in Rhode Island and Massachusetts. ProvEnergy Power Company owns 50% of Capital Center Energy Company, LLC., a joint venture formed between ProvEnergy and ERI Services, Inc. to provide retail power.

On September 28, 2000, Southern Union also completed the acquisition of Fall River Gas Company (Fall River Gas) for approximately 1.4 million shares of Southern Union common stock and approximately $27 million in cash plus assumption of $20 million in long-term debt. Fall River Gas serves approximately 48,000 customers in the city of Fall River and the towns of Somerset, Swansea and Westport, all located in southeastern Massachusetts. Included in the Fall River Gas merger was Fall River Gas Appliance Company, Inc. which rents water heaters and conversion burners (primarily for residential use) in Fall River Gas' service area.

On September 20, 2000, Southern Union completed the acquisition of Valley Resources, Inc. (Valley Resources) for approximately $125 million in cash plus the assumption of $30 million in long-term debt. Valley Resources natural gas distribution operations are Valley Gas Company and Bristol and Warren Gas Company. Valley Resources, which is headquartered in Cumberland, Rhode Island, provides natural gas utility service to more than 64,000 customers. Valley Resources' three non-utility subsidiaries included in the merger rent and sell appliances, offer service contract programs, sell liquid propane in Rhode Island and nearby Massachusetts, and distribute as a wholesaler franchised lines to plumbing and heating contractors. Also included in the acquisition was Valley Resources' 90% interest in Alternate Energy Corporation, which sells, installs and designs natural gas conversion systems and facilities, is an authorized representative of the ONSI Corporation fuel cell, holds patents for a natural gas/diesel co-firing system and for a device to control the flow of fuel on dual-fuel equipment.

The Company plans to sell or dispose of the non-core businesses acquired in the New England division.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



On November 4, 1999, the Company acquired Pennsylvania Enterprises, Inc. (hereafter referred to as the "Pennsylvania Operations") in a transaction valued at approximately $500 million, including assumption of long-term debt of approximately $115 million. The Company issued approximately 16.7 million shares (before adjustment for any subsequent stock dividend) of common stock and paid approximately $36 million in cash to complete the transaction. The Pennsylvania Operations are headquartered in Wilkes-Barre, Pennsylvania with natural gas distribution being its primary business. The principal operating division of the Pennsylvania Operations is the PG Energy division of the Company which serves more than 154,000 gas customers in northeastern and central Pennsylvania. Subsidiaries of the Company included in the Pennsylvania Operations include PG Energy Services Inc., (Energy Services), Keystone Pipeline Services, Inc. (Keystone, a wholly-owned subsidiary of PG Energy Services Inc.), and PEI Power Corporation. Through Energy Services the Company markets a diversified range of energy-related products and services under the name of PG Energy PowerPlus and supplies propane under the name of PG Energy Propane. Keystone provides pipeline and fiber optic cable construction, installation, maintenance, and rehabilitation services. PEI Power Corporation operates a cogeneration plant that generates steam and electricity for resale. The Company plans to sell or dispose of both Keystone and the propane operations of Energy Services; these operations are not material to the Company. The Company has not yet sold these operations and there can be no assurance that a sale on terms satisfactory to the Company will be completed.

The operating activities of the acquired operations are consolidated with the Company beginning on their respective acquisition dates. Thus, the results of operations for the three- and twelve-month periods ended September 30, 2000 are not indicative of results that would necessarily be achieved for a full year since the majority of the Company's operating margin is earned during the winter heating season. For these reasons, the results of operations of the Company for the periods subsequent to the acquisitions are not comparable to those periods prior to the acquisitions nor are the fiscal 2001 results of operations comparable with prior periods. The operating activities of the New England division included in the Company's results of operation are not material for the three- and twelve-month periods ended September 30, 2000.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 and 1999

The Company recorded a net loss attributable to common stock of $12,248,000 for the three-month period ended September 30, 2000 compared with a net loss of $6,100,000 for the three-month period ended September 30, 1999. Net loss per common share, based on weighted average shares outstanding during the period, was $.25 in 2000 compared with a net loss per common share of $.19 in 1999. Due to the seasonal nature of the gas utility business, the three-month period ending September 30 is typically a loss period.

Operating revenues were $144,468,000 for the three-month period ended September 30, 2000, compared with operating revenues of $84,786,000 in 1999. Gas purchase and other energy costs for the three-month period ended September 30, 2000 were $84,534,000, compared with $39,277,000 in 1999. The Company's operating revenues are affected by the level of sales volumes and by the pass-through of increases or decreases in the Company's gas purchase costs through its purchased gas adjustment clauses. Additionally, revenues are affected by increases or decreases in gross receipts taxes (revenue-related taxes) which are levied on sales revenue as collected from customers and remitted to the various taxing authorities. The increase in both operating revenues and gas purchase costs between periods was primarily due to a 14% increase in gas sales volume to 13,731 MMcf in 2000 from 12,027 MMcf in 1999 and by a 42% increase in the average cost of gas from $3.21 per Mcf in 1999 to $4.56 per Mcf in 2000. Changes in the average cost of gas resulted from seasonal impacts on demands for natural gas and the ensuing competitive pricing within the industry. The Pennsylvania Operations contributed $37,294,000 to the overall increase in operating revenues, $25,759,000 in gas purchase and other energy costs and 1,566 MMcf of the increase in gas sales volume.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Net operating margin (operating margin less revenue-related taxes) increased $13,311,000 for the three-month period ended September 30, 2000 compared with the same period in 1999. Net operating margin increased principally as a result of the acquisition of the Pennsylvania Operations which contributed $11,359,000 to the net operating margin for the three-month period ended September 30, 2000.

Operating expenses, which include operating, maintenance and general expenses, depreciation and amortization, and taxes other than on income and revenues, were $57,843,000 for the three-month period ended September 30, 2000, an increase of $18,106,000, compared with $39,737,000 in 1999. An increase of $13,505,000 was the result of the acquisition of the Pennsylvania Operations. Also impacting operating expenses during the three-month period ended September 30, 2000 was an increase in Company employee benefit costs and injuries and damages.

Interest expense was $16,306,000 for the three-month period ended September 30, 2000, compared to $8,364,000 in 1999. The increase is primarily due to the issuance of $300,000,000 of 8.25% Senior Notes on November 3, 1999 ("8.25% Senior Notes") which were used to extinguish $136,000,000 in existing debt of the Pennsylvania Operations at the time of the merger and the assumption of $45,000,000 of Pennsylvania Operations' debt by the Company.

Other expense for the three-month period ended September 30, 2000 was $2,318,000 compared to $1,157,000 in 1999. Other expense for the three-month period ended September 30, 2000 primarily consists of $2,041,000 of legal costs associated with ongoing litigation associated with an unsuccessful acquisition. This amount was offset by $451,000 in net rental income from Lavaca Realty Company ("Lavaca Realty"). Other expense for the three-month period ended September 30, 1999 primarily consists of $1,200,000 of legal costs associated with ongoing litigation associated with an unsuccessful acquisition which was also partially offset by $222,000 in net rental income from Lavaca Realty.

For the three-month period ended September 30, 2000, the federal and state income tax benefit increased $7,148,000 over the same period in 1999 primarily due to the increase in net loss as previously described.

The Company adopted the Statement of Financial Accounting Standards Board (FASB) Accounting for Derivative Instruments and Hedging Activities on July 1, 2000. In accordance with the transition provisions of the Statement, the Company recorded a net-of-tax cumulative-effect-type gain of $602,000 in earnings to recognize the fair value of the derivative instruments that do not qualify for hedge accounting treatment under the Statement. The Company also recorded a net-of-tax cumulative effect-type gain of $826,000 in accumulated other comprehensive income to recognize at fair value all derivative instruments designated as cash flow hedging instruments.

Twelve Months Ended September 30, 2000 and 1999

The Company recorded net earnings available for common stock of $4,904,000 for the twelve-month period ended September 30, 2000 compared with net earnings of $11,393,000 in 1999. Earnings per diluted share were $.10 in 2000 compared with earnings per diluted share of $.33 in 1999.

Operating revenues were $891,387,000 for the twelve-month period ended September 30, 2000, compared with operating revenues of $612,562,000 in 1999. Gas purchase and other energy costs for the twelve-month period ended September 30, 2000 were $542,955,000, compared with $346,904,000 in 1999. Both operating revenues and gas purchase costs were primarily impacted by a 15% increase in gas sales volume from 105,938 MMcf in 1999 to 121,483 MMcf in 2000. The acquisition of PG Energy contributed 21,479 MMcf of the increase while the remaining operations of the Company resulted in a gas sales volume decrease of 5,934 MMcf. The decrease in sales volumes in both Missouri and Texas were due to warmer weather during the twelve-month period ended September 30, 2000 compared with 1999.
Additionally, operating revenues and gas purchase costs were affected by an increase of 17%

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



in the average cost of gas from $3.25 per Mcf in 1999 to $3.82 per Mcf in 2000, due to increases in average spot market gas prices.

Missouri Gas Energy service territories experienced weather which was 79% of a 30-year measure for the twelve-month period ended September 30, 2000 compared with 86% in 1999. Weather for Southern Union Gas service territories for the twelve-month period ended September 30, 2000 was 71% of a 30-year measure compared with 74% in 1999. About half of the customers served by Southern Union Gas are weather normalized. Weather in PG Energy service territories was 95% of a 30-year measure for the eleven-month period ended September 30, 2000.

Operating expenses were $227,103,000 for the twelve-month period ended September 30, 2000, compared with operating expenses of $165,816,000 in 1999. An increase of $51,259,000 was the result of the acquisition of the Pennsylvania Operations, as previously discussed. Also impacting operating expenses during the twelve-month period ended September 30, 2000 was an increase in bad debt expense and inventory write-downs associated with a propane operation, as well as increases in Company employee benefit costs.

Interest expense was $59,434,000 for the twelve-month period ended September 30, 2000 compared to $35,622,000 in 1999. The increase in interest expense was primarily due to the issuance of the 8.25% Senior Notes, as previously discussed which was used to extinguish $136,000,000 in existing debt of the Pennsylvania Operations at the time of the merger and the assumption of $45,000,000 of Pennsylvania Operations' debt by the Company. This was partially offset by reduced interest expense on short-term debt due to a reduction in the average short-term debt outstanding during 2000 as a result of utilizing a portion of the 8.25% Senior Notes proceeds for working capital needs.

Other expense for the twelve-month period ended September 30, 2000 was $8,633,000 compared to $3,695,000 in 1999. Other expense for the twelve-month period ended September 30, 2000 included: $12,404,000 of legal costs associated with ongoing litigation associated with an unsuccessful acquisition which was partially offset by net rental income of Lavaca Realty of $1,985,000 and $623,000 in deferral of interest and other expenses associated with the MGE Safety Program. Other expense for the twelve-month period ended September 30, 1999 included: $5,039,000 of legal costs associated with ongoing litigation associated with an unsuccessful acquisition which was partially offset by net rental income of Lavaca Realty of $1,331,000 and $457,000 in deferral of interest and other expenses associated with the MGE Safety Program.

For the twelve-month period ended September 30, 2000, federal and state income taxes decreased $3,621,000 over the same period in 1999 due to a decrease in pre-tax earnings as discussed above. The Company's consolidated federal and state effective income tax rate was 45% and 38% for the twelve-month period ended September 30, 2000 and 1999, respectively. The increase in the effective federal and state income tax rate is a result of non-tax deductible amortization of additional purchase cost associated with the purchase of the Pennsylvania Operations.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following table sets forth certain information regarding the Company's gas utility operations for the three- and twelve-month periods ended September 30, 2000 and 1999:

                                                              Three Months Ended        Twelve Months Ended
                                                                September 30,               September 30,
                                                             2000         1999          2000            1999
                                                          -----------  ------------   -----------    -----------

Average number of gas sales customers served:
     Residential ......................................     1,052,786       897,281     1,044,172        899,968
     Commercial .......................................       103,348        87,375       103,775         88,788
     Industrial and irrigation ........................           773           574           751            571
     Public authorities and other .....................         3,151         2,845         3,147          2,860
     Pipeline and marketing ...........................           370           235           263            236
                                                          -----------   -----------   -----------    -----------
          Total average customers served ..............     1,160,428       988,310     1,152,108        992,423
                                                          ===========   ===========   ===========    ===========
Gas sales in millions of cubic feet (MMcf)
     Residential ......................................         5,518         4,687        70,271         57,215
     Commercial .......................................         3,279         2,847        29,886         25,649
     Industrial and irrigation ........................           527           326         1,797          1,370
     Public authorities and other .....................           290           255         2,625          2,287
     Pipeline and marketing ...........................         3,388         3,143        17,083         18,486
                                                          -----------   -----------   -----------    -----------
          Gas sales billed ............................        13,002        11,258       121,662        105,007
     Net change in unbilled gas sales .................           729           769          (179)           931
                                                          -----------   -----------   -----------    -----------
          Total gas sales .............................        13,731        12,027       121,483        105,938
                                                          ===========   ===========   ===========    ===========
Gas sales revenues (thousands of dollars):
     Residential ......................................   $    61,576   $    44,290   $   494,133    $   369,084
     Commercial .......................................        24,780        16,836       183,246        142,417
     Industrial and irrigation ........................         3,264         1,591        10,493          6,475
     Public authorities and other .....................         1,846         1,159        12,904          8,752
     Pipeline and marketing ...........................        13,713         8,731        52,151         43,218
                                                          -----------   -----------   -----------    -----------
          Gas revenues billed .........................       105,179        72,607       752,927        569,946
     Net change in unbilled gas sales revenues ........         5,363         4,571         3,664          5,706
                                                          -----------   -----------   -----------    -----------
          Total gas sales revenues ....................   $   110,542   $    77,178   $   756,591    $   575,652
                                                          ===========   ===========   ===========    ===========

Gas sales margin (thousands of dollars) ...............   $    43,029   $    34,557   $   257,593    $   198,586
                                                          ===========   ===========   ===========    ===========

Gas sales revenue per thousand cubic feet (Mcf) billed:
     Residential ......................................   $     11.16   $      9.45   $      7.03    $      6.45
     Commercial .......................................          7.56          5.91          6.13           5.55
     Industrial and irrigation ........................          6.20          4.88          5.84           4.73
     Public authorities and other .....................          6.38          4.55          4.92           3.83
     Pipeline and marketing ...........................          4.05          2.78          3.05           2.34

Weather:
     Degree days:
          Southern Union Gas service territories ......             5             3         1,516          1,580
          Missouri Gas Energy service territories .....            66            92         4,150          4,522
          PG Energy service territories ...............           260          --           5,547           --
     30-year measure:
          Southern Union Gas service territories ......             5             5         2,147          2,134
          Missouri Gas Energy service territories .....            59            59         5,245          5,246
          PG Energy service territories ...............           120          --           5,870           --

Gas transported in millions of cubic feet (MMcf) ......        15,268        12,603        72,501         55,921
Gas transportation revenues (thousands of dollars) ....   $     7,308   $     4,372   $    36,294    $    20,752

----------------------

The above information does not include the Company's 43% equity ownership in a natural gas distribution company serving 22,000 customers in Piedras Negras, Mexico. The above information does not include the New England division acquired in various transactions in September 2000. As of September 30, 2000, the New England division served approximately 286,000 gas sales customers.

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

On May 31, 2000, the Company restated and amended its short-term and long-term credit facilities (together referred to as "Revolving Credit Facilities"). The Company has available $90,000,000 under the short-term facility, which expires May 30, 2001, and $135,000,000 under the long-term facility, which expires on May 31, 2003. The Company has additional availability under uncommitted line of credit facilities (Uncommitted Facilities) with various banks. Borrowings under the Revolving Credit Facilities are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. A balance of $135,453,000 was outstanding under the Revolving Credit Facilities at September 30, 2000.

On August 28, 2000 the Company entered into the Term Note to fund (i) the cash portion of the consideration to be paid to the Fall River Gas' stockholders;
(ii) the all cash consideration to be paid to the ProvEnergy and Valley Resources stockholders, (iii) repayment of approximately $50,000,000 of long- and short-term debt assumed in the mergers, and (iv) all related acquisition costs. As of September 30, 2000, a balance of $480,000,000 was outstanding under this Term Note. Subsequently, $55,000,000 was drawn under the Term Note to refinance the remaining short-term debt of the acquired companies. Thus, as of October 31, 2000, a balance of $535,000,000 was outstanding on this Term Note. The Term Note expires August 27, 2001 but may be extended at the Company's option through August 26, 2002 for a 12.5 basis point fee. No additional draws can be made on the Term Note.

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

The principal sources of funds during the three-month period ended September 30, 2000 were $480,000,000 borrowed under the Term Note and $135,450,000 borrowed under the Company's Revolving Credit Facilities. This provided funds of $406,830,000 for acquisition and related expenses of the New England Operations; $535,000 for the retirement of long-term debt; $21,908,000 for on-going property, plant and equipment additions; as well as seasonal working capital needs of the Company.

The effective interest rate under the Company's current debt structure is 7.93% (including interest and the amortization of debt issuance costs and redemption premiums on refinanced debt).

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

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7 in the Company's Annual Report on Form 10-K for the year ended June 30, 2000, in addition to the interim consolidated financial statements, accompanying notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

There were no material changes in market risks faced by the Company from those reported in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q may contain forward-looking statements that are based on current expectations, estimates and projections about the industry in which the Company operates, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are outside the Company's control. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to put undue reliance on such forward-looking statements. Stockholders may review the Company's reports filed in the future with the Securities and Exchange Commission for more current descriptions of developments that could cause actual results to differ materially from such forward-looking statements.

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

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES



RESULTS OF VOTES OF SECURITY HOLDERS



Southern Union held a Special Meeting of Stockholders on August 29, 2000. The following matter was submitted for a vote by Southern Union's security holders to approve and adopt, separately and jointly: the Agreement of Merger between Southern Union Company and Fall River Gas, whereby Fall River Gas would merge with and into Southern Union; and the Agreement and Plan of Merger between Southern Union, GUS Acquisition Corp., a wholly-owned subsidiary of Southern Union and Providence Energy Corp., whereby GUS would be merged with and into ProvEnergy with ProvEnergy becoming the surviving corporation and a wholly-owned subsidiary of Southern Union, whereupon ProvEnergy would adopt and effect plans of merger whereby each of North Attleboro Gas Company, a Massachusetts corporation and Providence Gas Company, a Rhode Island corporation, each of which was a subsidiary of ProvEnergy, would be merged with and into ProvEnergy, and Southern Union would adopt and effect an agreement and plan of merger whereby ProvEnergy would be merged into Southern Union.

The number of votes cast in favor, against or abstain for the proposal voted on at the Special Meeting of Stockholders, were:

                                                    For       Against   Abstain

Proposal to approve Fall River Gas Company and
     Providence Energy Corporation mergers.....  41,666,787   139,912   176,475

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  SOUTHERN UNION COMPANY
                                                  ------------------------
                                                       (Registrant)






Date   November 14, 2000                   By   RONALD J. ENDRES
       -----------------                        ------------------------------
                                                Ronald J. Endres
                                                Executive Vice President and
                                                Chief Financial Officer




Date  November 14, 2000                   By   DAVID J. KVAPIL
      -----------------                        -------------------------------
                                               David J. Kvapil
                                               Senior Vice President and
                                               Corporate Controller
                                               (Principal Accounting Officer)