Form 10-Q
period 2000-12-31
SOUTHERN UNION CO
filed 2001-02-14
CIK 203248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                         For the quarterly period ended

                                December 31, 2000


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes T No

The number of shares of the registrant's Common Stock outstanding on February 8, 2001 was 50,972,091.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                                    FORM 10-Q
                                December 31, 2000
                                      Index




PART I.  FINANCIAL INFORMATION                                          Page(s)
                                                                        -------
  Item 1.  Financial Statements

    Consolidated statements of operations - three, six and twelve months
       ended December 31, 2000 and 1999                                     2-4

    Consolidated balance sheet - December 31, 2000 and 1999 and
       June 30, 2000                                                        5-6

    Consolidated statement of stockholders' equity - six months
       ended December 31, 2000 and twelve months ended June 30, 1999         7

    Consolidated statements of cash flows - three, six and twelve months
       ended December 31, 2000 and 1999                                     8-10

    Notes to consolidated financial statements                             11-21

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      22-30


Item 3.  Quantitative and Qualitative Disclosures about Market Risk         30

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         (See "COMMITMENTS AND CONTINGENCIES" in Notes to Consolidated
          Financial Statements)                                            18-21

Item 4.  Result of Votes of Security Holders                                 31

Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibit 10 -- Amendment to Southern Union Savings Plan effective
              July 1, 2000                                                   E-1

          (b) Reports on Form 8-K -- Announcement of completed acquisitions of Valley Resources on September 20, 2000, Providence Energy Corporation on September 28, 2000 and Fall River Gas Company on September 28, 2000
              (Filed on October 5, 2000)

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                 Three Months Ended December 31,
                                                                    2000           1999
                                                                ------------    ------------
                                                              (thousands of dollars, except shares
                                                                     and per share amounts)

Operating revenues ...........................................  $    605,339    $    239,595
Cost of gas and other energy .................................       433,925         145,113
                                                                ------------    ------------
     Operating margin ........................................       171,414          94,482
Revenue-related taxes ........................................        23,854          11,256
                                                                ------------    ------------
     Net operating margin ....................................       147,560          83,226
                                                                ------------    ------------
Operating expenses:
     Operating, maintenance and general ......................        62,151          34,194
     Depreciation and amortization ...........................        23,738          13,500
     Taxes, other than on income and revenues ................         7,950           4,634
                                                                ------------    ------------
          Total operating expenses ...........................        93,839          52,328
                                                                ------------    ------------
          Net operating revenues .............................        53,721          30,898
                                                                ------------    ------------

Other income (expense):
     Interest ................................................       (30,303)        (13,299)
     Dividends on preferred securities of subsidiary trust ...        (2,370)         (2,370)
     Other, net ..............................................        20,760          (3,336)
                                                                ------------    ------------
          Total other expenses, net ..........................       (11,913)        (19,005)
                                                                ------------    ------------

          Earnings before income taxes .......................        41,808          11,893

Federal and state income taxes ...............................        19,332           4,761
                                                                ------------    ------------

Net earnings available for common stock ......................  $     22,476    $      7,132
                                                                ============    ============

Net earnings per share:
     Basic ...................................................  $        .45    $        .16
                                                                ============    ============
     Diluted .................................................  $        .43    $        .16
                                                                ============    ============

Weighted average shares outstanding:
     Basic ...................................................    49,924,123      43,421,029
                                                                ============    ============
     Diluted .................................................    52,749,286      45,383,264
                                                                ============    ============



                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                                                Six Months Ended December 31,
                                                                                    2000             1999
                                                                                ------------    -------------

                                                                               (thousands of dollars, except
                                                                                shares and per share amounts)

Operating revenues ..........................................................   $    749,808    $    324,381
Cost of gas and other energy ................................................        518,458         184,390
                                                                                ------------    ------------
     Operating margin .......................................................        231,350         139,991
Revenue-related taxes .......................................................         28,933          15,220
                                                                                ------------    ------------
     Net operating margin ...................................................        202,417         124,771
                                                                                ------------    ------------
Operating expenses:
     Operating, maintenance and general .....................................         99,169          59,458
     Depreciation and amortization ..........................................         39,704          24,348
     Taxes, other than on income and revenues ...............................         12,810           8,259
                                                                                ------------    ------------
          Total operating expenses ..........................................        151,683          92,065
                                                                                ------------    ------------
          Net operating revenues ............................................         50,734          32,706
                                                                                ------------    ------------

Other income (expense):
     Interest ...............................................................        (46,609)        (21,663)
     Dividends on preferred securities of subsidiary trust ..................         (4,740)         (4,740)
     Other, net .............................................................         18,441          (4,493)
                                                                                ------------    ------------
          Total other expenses, net .........................................        (32,908)        (30,896)
                                                                                ------------    ------------

          Earnings before income taxes and cumulative effect of
              change in accounting principle .................................         17,826           1,810

Federal and state income taxes ...............................................          8,200             778
                                                                                 ------------    ------------

Earnings before cumulative effect of change in accounting principle ..........          9,626           1,032

Cumulative effect of change in accounting principle, net of tax ..............            602              --
                                                                                 ------------    ------------

Net earnings available for common stock ......................................   $     10,228    $      1,032
                                                                                 ============    ============

Net earnings per share:
     Basic
          Before cumulative effect of change in accounting principle .........   $        .20    $        .03
          Cumulative effect of change in accounting principle, net of tax ....            .01              --
                                                                                 ------------    ------------
                                                                                 $        .21    $        .03
                                                                                 ============    ============
     Diluted
          Before cumulative effect of change in accounting principle .........   $        .19    $        .03
          Cumulative effect of change in accounting principle, net of tax ....            .01              --
                                                                                 ------------    ------------
                                                                                 $        .20    $        .03
                                                                                 ============    ============

Weighted average shares outstanding:
     Basic ...................................................................     49,255,805      37,944,658
                                                                                 ============    ============
     Diluted .................................................................     51,889,835      39,831,493
                                                                                 ============    ============


                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                                             Twelve Months Ended December 31,
                                                                                 2000            1999
                                                                              ----------    ------------
                                                                              (thousands of dollars, except
                                                                               shares and per share amounts)

Operating revenues ......................................................    $ 1,257,131    $    677,933
Cost of gas and other energy ............................................        831,767         388,078
                                                                             -----------    ------------
     Operating margin ...................................................        425,364         289,855
Revenue-related taxes ...................................................         48,608          34,573
                                                                             -----------    ------------
     Net operating margin ...............................................        376,756         255,282
                                                                             -----------    ------------
Operating expenses:
     Operating, maintenance and general .................................        176,298         116,030
     Depreciation and amortization ......................................         70,495          45,291
     Taxes, other than on income and revenues ...........................         21,820          15,768
                                                                             ------------   ------------
          Total operating expenses ......................................        268,613         177,089
                                                                             ------------   ------------
          Net operating revenues ........................................        108,143          78,193
                                                                             ------------   ------------

Other income (expense):
     Interest ...........................................................        (76,438)        (39,779)
     Dividends on preferred securities of subsidiary trust ..............         (9,480)         (9,480)
     Other, net .........................................................         15,463          (6,870)
                                                                             ------------   ------------
          Total other expenses, net .....................................        (70,455)        (56,129)
                                                                             ------------   ------------

          Earnings before income taxes and cumulative effect of
              change in accounting principle ............................         37,688          22,064

Federal and state income taxes ..........................................         18,041           8,913
                                                                             ------------   ------------


Earnings before cumulative effect of change in accounting principle .....         19,647          13,151

Cumulative effect of change in accounting principle, net of tax .........            602            --
                                                                             ------------   ------------

Net earnings available for common stock .................................    $    20,249    $     13,151
                                                                             ============   ============

Net earnings per share:
     Basic
          Before cumulative effect of change in accounting principle ....    $       .40    $       .37
          Cumulative effect of change in accounting principle, net of tax            .01             --
                                                                             ------------   ------------
                                                                             $       .41    $       .37
                                                                             ============   ============


     Diluted
          Before cumulative effect of change in accounting principle ....    $       .38    $       .35
          Cumulative effect of change in accounting principle, net of tax            .01             --
                                                                             ------------   ------------
                                                                             $       .39    $       .35
                                                                             ============   ============


Weighted average shares outstanding:
     Basic ..............................................................     49,080,587      35,359,486
                                                                            ============    ============
     Diluted ............................................................     51,417,448      37,071,537
                                                                            ============    ============


                             See accompanying notes.


                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS


                                                                                  December 31,            June 30,
                                                                           -------------------------
                                                                             2000           1999           2000
                                                                          -----------   ------------   ------------
                                                                                         (thousands of dollars)

Property, plant and equipment:
     Plant in service .................................................   $ 2,162,069    $ 1,529,005   $ 1,580,077
     Construction work in progress ....................................        30,611         33,414        30,192
                                                                          -----------    -----------   -----------
                                                                            2,192,680      1,562,419     1,610,269
     Less accumulated depreciation and amortization ...................      (746,779)      (489,223)     (509,947)
                                                                          -----------    -----------   -----------
                                                                            1,445,901      1,073,196     1,100,322
     Additional purchase cost assigned  to utility plant, net .........       733,893        388,472       386,839
                                                                          -----------    -----------   -----------

     Net property, plant and equipment ................................     2,179,794      1,461,668     1,487,161
                                                                          -----------    -----------   -----------



Current assets:
     Cash and cash equivalents ........................................         7,840           --          27,829
     Accounts receivable, billed and unbilled, net ....................       410,419        149,233        74,959
     Inventories, principally at average cost .........................       118,543         70,405        60,259
     Deferred gas purchase costs ......................................        32,110           --            --
     Investment securities available for sale .........................       105,587           --         187,817
     Prepayments and other ............................................        14,296          7,141           877
                                                                          -----------    -----------   -----------

          Total current assets ........................................       688,795        226,779       351,741
                                                                          -----------    -----------   -----------
Deferred charges ......................................................       209,594        133,022       145,006

Investment securities, at cost ........................................        20,081         12,160        10,489

Real estate ...........................................................         2,599         12,520         9,461

Other .................................................................        37,815         15,021        17,602
                                                                          -----------    -----------   -----------






     Total assets ......................................................  $ 3,138,678    $ 1,861,170   $ 2,021,460
                                                                          ===========    ===========   ===========


                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      STOCKHOLDERS' EQUITY AND LIABILITIES



                                                                             December 31,              June 30,
                                                                     -------------------------
                                                                         2000           1999            2000
                                                                     ------------   ------------   ------------
                                                                                 (thousands of dollars)

Common stockholders' equity:
     Common stock, $1 par value; authorized 200,000,000
         shares; issued 51,982,168 shares ........................   $    51,982    $    48,049    $    50,521
     Premium on capital stock ....................................       627,458        592,097        601,042
     Less treasury stock, 1,010,077 shares at cost ...............       (15,895)        (2,120)       (15,554)
     Less common stock held in trust .............................       (16,990)       (10,019)       (15,330)
     Directors deferred compensation .............................           899            712            808
     Accumulated other comprehensive income (loss) ...............        62,983           (436)       115,175
     Retained earnings ...........................................        10,228          1,032             --
                                                                     -----------    -----------    -----------

     Total common stockholders' equity ...........................       720,665        629,315        736,662

Company-obligated mandatorily redeemable preferred
     securities of subsidiary trust holding solely subordinated
     notes of Southern Union .....................................       100,000        100,000        100,000

Long-term debt and capital lease obligation ......................     1,375,760        734,878        733,774
                                                                     -----------    -----------    -----------


     Total capitalization ........................................     2,196,425      1,464,193      1,570,436
                                                                     -----------    -----------    -----------
Current liabilities:
     Long-term debt and capital lease obligation due within
          one year ...............................................         5,173          1,971          2,193
     Notes payable ...............................................       175,000         12,903              3
     Accounts payable ............................................       282,110         75,294         77,488
     Federal, state and local taxes ..............................        27,761         12,467          7,359
     Accrued interest ............................................        21,290         16,278         15,922
     Customer deposits ...........................................        20,952         17,834         17,255
     Deferred gas purchase costs .................................          --           19,292         11,708
     Other .......................................................        60,907         20,231         28,542
                                                                     -----------    -----------    -----------


         Total current liabilities ...............................       593,193        176,270        160,470
                                                                     -----------    -----------    -----------



Deferred credits and other .......................................       148,240         98,131        106,015
Accumulated deferred income taxes ................................       200,820        122,576        184,539
Commitments and contingencies ....................................          --             --               --
                                                                     -----------    -----------    -----------

     Total .......................................................   $ 3,138,678    $ 1,861,170    $ 2,021,460
                                                                     ===========    ===========    ===========

                             See accompanying notes.


                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                 Common     Accumulated
                                            Common     Premium      Treasury      Stock       Other        Retained
                                           Stock, $1  on Capital    Stock, at    Held  in   Comprehen-     Earnings/
                                           Par Value    Stock         Cost         Trust    sive Income    (Deficit)     Total
                                           ---------- ----------    ---------    ---------  -----------  -----------  ----------
                                                                     (thousands of dollars)


Balance July 1, 1999 ...................   $  31,240  $  276,610    $    (794)   $  (4,927) $    (436)   $      --    $  301,693

   Comprehensive income:
     Net earnings ......................        --           --          --           --          --        11,052        11,052
     Unrealized gain in investment
       securities, net of tax ..........        --           --          --           --      115,175          --        115,175
     Minimum pension liability
       adjustment; net of tax ..........        --           --          --           --          436          --            436
                                                                                                                       ---------
     Comprehensive income ..............                                                                                 126,663
                                                                                                                       ---------
   Purchase of common stock
     held in trust .....................        --           --          --         (9,864)       --           --         (9,864)
   5% stock dividend ...................       2,359       8,659         --           --          --       (11,052)          (34)
   Purchase of treasury stock ..........        --          --        (14,425)        --          --           --        (14,425)
   Issuance of stock for acquisition ...      16,714     315,235         --           --          --           --        331,949
   Exercise of stock options ...........         208         538         (335)         269        --           --            680
                                           ---------  ----------    ---------    ---------  ---------    ---------     ---------
Balance June 30, 2000 ..................      50,521     601,042      (15,554)     (14,522)   115,175          --        736,662

   Comprehensive income:
     Net earnings ......................        --          --           --           --         --         10,228        10,228
     Unrealized loss in investment
          securities, net of tax benefit        --          --           --           --      (51,822)         --        (51,822)
     Cumulative effect of change
       in accounting principle .........        --          --           --           --          826          --            826
     Unrealized loss on hedging
          activities ...................        --          --           --           --       (1,196)         --         (1,196)
                                                                                                                      ----------
     Comprehensive income (loss) .......                                                                                 (41,964)
                                                                                                                      ----------
   Payment on note receivable ..........        --           290         --           --          --           --            290
   Purchase of common stock
     held in trust .....................        --          --           --         (1,865)       --           --         (1,865)
   Issuance of stock for acquisition ...       1,371      25,505         --           --          --           --         26,876
   Exercise of stock options ...........          90         621         (341)         296        --           --            666
                                           ---------  ----------    ---------    ---------  ---------    ---------    ----------
Balance December 31, 2000 ..............   $  51,982  $  627,458    $ (15,895)   $ (16,091) $  62,983    $  10,228    $  720,665
                                           =========  ==========    =========    =========  =========    =========    ==========



                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                               Three Months Ended December 31,
                                                                                     2000          1999
                                                                                   ---------    ----------
                                                                                   (thousands of dollars)

Cash flows used in operating activities:
   Net earnings ................................................................   $  22,476    $   7,132
   Adjustments to reconcile net earnings to net cash flows used in operating activities:
       Depreciation and amortization ...........................................      23,738       13,500
       Deferred income taxes ...................................................      (1,544)       1,385
       Non-cash compensation expense ...........................................       2,038         --
       Provision for bad debts .................................................       5,231         (866)
       Gain on sale of investment securities ...................................      (8,869)        --
       Gain on sale of real estate .............................................     (13,532)        --
       Deferred interest expense ...............................................        (380)          46
       Other ...................................................................       1,186          442
       Changes in assets and liabilities, net of acquisitions:
         Accounts receivable, billed and unbilled ..............................    (288,525)     (82,108)
         Accounts payable ......................................................     177,660       32,352
         Taxes and other liabilities ...........................................      19,534       11,581
         Customer deposits .....................................................        (127)         292
         Deferred gas purchase costs ...........................................      (8,261)       5,037
         Inventories ...........................................................         954          817
         Other .................................................................      (3,884)      (2,647)
                                                                                   ---------    ---------
     Net cash flows used in operating activities ...............................     (72,305)     (13,037)
                                                                                   ---------    ---------
Cash flows used in investing activities:
   Additions to property, plant and equipment ..................................     (39,795)     (22,404)
   Acquisition of operations, net of cash received .............................       1,527      (35,831)
   Purchase of investment securities ...........................................     (12,495)     (10,634)
   Notes receivable ............................................................         290       (4,000)
   Decrease in customer advances ...............................................        (545)          (1)
   Increase in deferred charges and credits ....................................       8,883        2,615
   Proceeds from sale of investment securities .................................      11,372         --
   Proceeds from sale of real estate, net of closing costs .....................      20,638         --
   Other .......................................................................        (353)         (37)
                                                                                   ---------    ---------
     Net cash flows used in investing activities ...............................     (10,478)     (70,292)
                                                                                   ---------    ---------
Cash flows from (used in) financing activities:
   Issuance of long-term debt ..................................................      55,000      300,000
   Issuance cost of debt .......................................................        --         (6,498)
   Repayment of debt and capital lease obligation ..............................      (7,174)    (137,413)
   Premium on early extinguishment of acquired debt ............................        --           (719)
   Net borrowings (payments) under revolving credit facility ...................      39,547      (71,200)
   Purchase of treasury stock ..................................................        --         (1,326)
   Other .......................................................................         560         (111)
                                                                                   ---------    ---------

     Net cash flows from financing activities ..................................      87,933       82,733
                                                                                   ---------    ---------

Increase (decrease) in cash and cash equivalents ...............................       5,150         (596)
Cash and cash equivalents at beginning of period ...............................       2,690          596
                                                                                   ---------    ---------

Cash and cash equivalents at end of period .....................................   $   7,840    $     --
                                                                                   =========    =========

Supplemental  disclosures of cash flow information:
  Cash paid during the periodfor:
     Interest ..................................................................   $  29,627    $   5,763
                                                                                   =========    =========
     Income taxes ..............................................................   $      52    $     --
                                                                                   =========    =========

                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                 Six Months Ended December 31,
                                                                                     2000         1999
                                                                                   ---------    ---------
                                                                                   (thousands of dollars)

Cash flows used in operating activities:
   Net earnings ................................................................   $  10,228    $   1,032
   Adjustments to reconcile net earnings to net cash flows used in operating activities:
       Depreciation and amortization ...........................................      39,704       24,348
       Deferred income taxes ...................................................      (1,800)        (230)
       Non-cash compensation expense ...........................................       2,455         --
       Provision for bad debts .................................................       5,947         (346)
       Gain on sale of investment securities ...................................      (8,869)        --
       Gain on sale of real estate .............................................     (13,532)        --
       Deferred interest expense ...............................................        (658)          79
       Cumulative effect of change in accounting principle .....................        (602)        --
       Other ...................................................................       1,695          797
       Changes in assets and liabilities, net of acquisitions:
         Accounts receivable, billed and unbilled ..............................    (293,923)     (72,744)
         Accounts payable ......................................................     164,448       20,870
         Taxes and other liabilities ...........................................      18,478          (88)
         Customer deposits .....................................................        (484)         152
         Deferred gas purchase costs ...........................................     (34,815)      (7,531)
         Inventories ...........................................................     (43,588)     (10,054)
         Other .................................................................     (11,604)           9
                                                                                   ---------    ---------

     Net cash flows used in operating activities ...............................    (166,920)     (43,706)
                                                                                   ---------    ---------

Cash flows used in investing activities:
   Additions to property, plant and equipment ..................................     (61,703)     (42,822)
   Acquisition of operations, net of cash received .............................    (405,303)     (35,831)
   Purchase of investment securities ...........................................     (12,495)     (12,047)
   Notes receivable ............................................................         290       (4,000)
   Increase (decrease) in customer advances ....................................         (16)         834
   Increase (decrease) in deferred charges and credits .........................       8,475       (1,908)
   Proceeds from sale of investment securities .................................      11,372         --
   Proceeds from sale of real estate, net of closing costs .....................      20,638         --
   Other .......................................................................        (575)         421
                                                                                   ---------    ---------

     Net cash flows used in investing activities ...............................    (439,317)     (95,353)
                                                                                   ---------    ---------

Cash flows from (used in) financing activities:
   Issuance of long-term debt ..................................................     535,000      300,000
   Issuance cost of debt .......................................................      (2,538)      (6,498)
   Repayment of debt and capital lease obligation ..............................      (7,709)    (137,908)
   Premium on early extinguishment of acquired debt ............................        --           (719)
   Net borrowings (payments) under revolving credit facility ...................     174,997       (8,100)
   Purchase of treasury stock ..................................................        --         (1,326)
   Change in cash overdrafts ...................................................        --         (6,655)
   Payment of merger debt assumed ..............................................    (114,171)        --
   Other .......................................................................         669          265
                                                                                   ---------    ---------

     Net cash flows from financing activities ..................................     586,248      139,059
                                                                                   ---------    ---------

Change in cash and cash equivalents ............................................     (19,989)        --
Cash and cash equivalents at beginning of period ...............................      27,829         --
                                                                                   ---------    ---------
Cash and cash equivalents at end of period .....................................   $   7,840    $    --
                                                                                   =========    =========

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
     Interest ..................................................................   $  47,422    $  23,217
                                                                                   =========    =========

     Income taxes ..............................................................   $      52    $     --
                                                                                   =========    =========
                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                Twelve Months Ended December 31,
                                                                                      2000        1999
                                                                                   ---------    ---------
                                                                                    (thousands of dollars)
Cash flows from (used in) operating activities:
   Net earnings ................................................................   $  20,249    $  13,151
   Adjustments to reconcile net earnings to net cash flows from (used in)
     operating activities:
       Depreciation and amortization ...........................................      70,495       45,291
       Deferred income taxes ...................................................        (106)       8,896
       Provision for bad debts .................................................      11,291        1,754
       Deferred interest expense ...............................................      (1,049)         334
       Cumulative effect of change in accounting principle .....................        (602)        --
       Non-cash compensation expense ...........................................       2,311         --
       Gain on sale of investment securities ...................................      (8,869)        --
       Gain on sale of real estate .............................................     (13,532)        --
       Other ...................................................................       2,606        1,089
       Changes in assets and liabilities, net of acquisitions:
         Accounts receivable, billed and unbilled ..............................    (225,009)     (23,771)
         Accounts payable ......................................................     166,180        4,159
         Taxes and other liabilities ...........................................      12,930       (1,603)
         Customer deposits .....................................................      (4,043)        (828)
         Deferred gas purchase costs ...........................................     (42,398)      11,011
         Inventories ...........................................................     (33,443)      (2,994)
         Other .................................................................      (9,703)        (132)
                                                                                   ---------    ---------
     Net cash flows from (used in)operating activities .........................     (52,692)      56,357
                                                                                   ---------    ---------
Cash flows used in investing activities:
   Additions to property, plant and equipment ..................................    (119,327)     (81,004)
   Acquisition of operations, net of cash received .............................    (407,838)     (35,831)
   Purchase of investment securities ...........................................     (21,449)     (19,047)
   Notes receivable ............................................................         290       (4,000)
   Increase in customer advances ...............................................         500        1,265
   Increase (decrease) in deferred charges and credits .........................       6,726       (7,089)
   Proceeds from sale of subsidiary ............................................      12,150         --
   Proceeds from sale of investment securities .................................      11,372         --
   Proceeds from sale of real estate, net of closing costs .....................      20,638         --
   Other .......................................................................      (1,549)       (445)
                                                                                   ---------    ---------
     Net cash flows used in investing activities ...............................    (498,487)    (146,151)
                                                                                   ---------    ---------
Cash flows from (used in) financing activities:
   Issuance of long-term debt ..................................................     535,000      300,000
   Issuance cost of debt .......................................................      (3,332)      (6,498)
   Repayment of debt and capital lease obligation ..............................      (8,592)    (157,706)
   Premium on early extinguishment of acquired debt ............................        --           (719)
   Net borrowings (payments) under revolving credit facility ...................     162,097      (37,100)
   Purchase of treasury stock ..................................................     (13,099)      (1,326)
   Change in cash overdrafts ...................................................        --         (6,853)
   Payment of merger debt assumed ..............................................    (114,171)        --
   Other .......................................................................       1,116           (4)
                                                                                   ---------    ---------
     Net cash flows from financing activities ..................................     559,019       89,794
                                                                                   ---------    ---------

Change in cash and cash equivalents ............................................       7,840         --
Cash and cash equivalents at beginning of period ...............................        --           --
                                                                                   ---------    ---------
Cash and cash equivalents at end of period .....................................   $   7,840    $    --
                                                                                   =========    =========

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
     Interest ..................................................................   $  81,940    $  50,477
                                                                                   =========    =========
     Income taxes ..............................................................   $   4,373    $   2,118
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

ACQUISITIONS

On September 28, 2000, Southern Union completed the acquisition of Providence Energy Corporation (ProvEnergy) for approximately $270,000,000 in cash plus the assumption of approximately $90,000,000 in long-term debt. The ProvEnergy natural gas distribution operations are Providence Gas and North Attleboro Gas, which collectively serve approximately 176,000 natural gas customers. Providence Gas serves natural gas customers in Providence and Newport, Rhode Island, and 23 other cities and towns in Rhode Island. North Attleboro Gas serves customers in North Attleboro and Plainville, Massachusetts, towns adjacent to the northeastern Rhode Island border. Subsidiaries of the Company acquired in the ProvEnergy merger include ProvEnergy Oil Enterprises, Inc. ("ProvEnergy Oil"), and ProvEnergy Power Company, LLC. ProvEnergy Oil operates a fuel oil distribution business through its subsidiary, ProvEnergy Fuels, Inc. (ProvEnergy Fuels). ProvEnergy Fuels serves over 15,000 residential and commercial customers in Rhode Island and Massachusetts. ProvEnergy Power Company owns 50% of Capital Center Energy Company, LLC., a joint venture formed between ProvEnergy and ERI Services, Inc. to provide retail power.

On September 28, 2000, Southern Union completed the acquisition of Fall River Gas Company (Fall River Gas) for approximately 1,400,000 shares of Southern Union common stock and approximately $27,000,000 in cash plus assumption of approximately $20,000,000 in long-term debt. Fall River Gas serves approximately 49,000 customers in the city of Fall River and the towns of Somerset, Swansea and Westport, all located in southeastern Massachusetts. Also acquired in the Fall River Gas merger was Fall River Gas Appliance Company, Inc., which rents water heaters and conversion burners (primarily for residential use) in Fall River Gas' service area.

On September 20, 2000, Southern Union completed the acquisition of Valley Resources, Inc. (Valley Resources) for approximately $125,000,000 in cash plus the assumption of approximately $30,000,000 in long-term debt. Valley Resources natural gas distribution operations are Valley Gas Company and Bristol and Warren Gas Company, which collectively serve approximately 65,000 natural gas customers. Valley Resources' three non-utility subsidiaries acquired in the merger rent and sell appliances, offer service contract programs, sell liquid propane in Rhode Island and nearby Massachusetts, and distribute as a wholesaler franchised lines to plumbing and heating contractors. Also, acquired in the acquisition was Valley Resources' 90% interest in Alternate Energy Corporation, which sells, installs and designs natural gas conversion systems and facilities, is an authorized representative of the ONSI Corporation fuel cell, holds patents for a natural gas/diesel co-firing system and for a device to control the flow of fuel on dual-fuel equipment.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The Company funded the cash portion of the above described acquisitions and any related refinancings of assumed debt with a bank note (the Term Note). See Debt and Capital Lease.

The assets of ProvEnergy, Fall River Gas and Valley Resources (hereafter referred to as the Company's "New England Operations") have been included in the consolidated balance sheet of the Company at December 31, 2000 and the results of operations from the New England Operations have been included in the statement of consolidated operations since their respective acquisition dates. The New England Operations' primary business is the distribution of natural gas through its public utility companies (collectively referred to as the "New
England Division"). The acquisitions were accounted for using the purchase method. The additional purchase cost assigned to utility plant of approximately $355,000,000 reflects the excess of the purchase price over the historical book carrying value of the utility plant. Amortization of the additional purchase cost assigned to utility plant is provided on a straight-line basis over forty years. The final allocation of the purchase price of the New England Operations acquisition is expected to be completed in the fourth quarter of fiscal year 2001. The Company plans to sell or dispose of certain non-core businesses acquired in the New England Operations.

Prior to the consummation of the acquisition of the New England Operations, the Company purchased shares of Providence Energy Corporation, Fall River Gas Company and Valley Resources, Inc. common stock for $2,882,000. As all necessary approvals for the merger had not been obtained when these shares were purchased, these purchases were treated as investment securities prior to closing the mergers.

On November 4, 1999, the Company acquired Pennsylvania Enterprises, Inc. (hereafter referred to as the "Pennsylvania Operations") in a transaction valued at approximately $500,000,000, including assumption of long-term debt of approximately $115,000,000. The Company issued approximately 16,700,000 shares (before adjustment for any subsequent stock dividend) of common stock and paid approximately $36,000,000 in cash to complete the transaction. The Company funded the cash portion of the acquisition of the Pennsylvania Operations and related refinancings with the sale of $300,000,000 of 8.25% Senior Notes due 2029 completed on November 3, 1999 (8.25% Senior Notes). See Debt and Capital Lease.

The Pennsylvania Operations are headquartered in Wilkes-Barre, Pennsylvania with natural gas distribution being its primary business. The principal operating division of the Pennsylvania Operations is the PG Energy division of the Company which serves more than 156,000 gas customers in northeastern and central Pennsylvania. Subsidiaries of the Company included in the Pennsylvania Operations merger included PG Energy Services Inc., (Energy Services), Keystone Pipeline Services, Inc. (Keystone, a wholly-owned subsidiary of PG Energy Services Inc.), PEI Power Corporation, and Theta Land Corporation. Through
Energy Services the Company markets a diversified range of energy-related products and services under the name of PG Energy PowerPlus and supplies propane under the name of PG Energy Propane. Keystone provides pipeline and fiber optic cable construction, installation, maintenance, and rehabilitation services. PEI Power Corporation operates a cogeneration plant that generates steam and electricity for resale. Theta Land Corporation, which owned and provided land management and development services for more than 44,000 acres of land, was sold for $12,150,000 in January 2000. No gain or loss was recognized on this transaction. The Company plans to sell or dispose of both Keystone and the propane operations of Energy Services, which are not material to the Company. The Company has not yet sold these operations and there can be no assurance that a sale on terms satisfactory to the Company will be completed.

The assets of the Pennsylvania Operations are included in the consolidated balance sheet of the Company at December 31, 2000 and the results of operations from the Pennsylvania Operations have been included in the statement of consolidated operations since November 4, 1999. The acquisition was accounted for using the purchase method. The additional purchase cost assigned to utility plant of approximately $261,000,000 reflects the excess of the purchase price over the historical book carrying value of the utility plant. Amortization of the additional purchase cost assigned to utility plant is provided on a straight-line basis over forty years.

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

Pro Forma Financial Information

The following unaudited pro forma financial information for the six-month periods ended December 31, 2000 and 1999 is presented as though the following events had occurred at the beginning of the earliest period presented: (i) acquisition of the New England Operations and the Pennsylvania Operations; (ii) the issuance of the Term Note and the sale of the 8.25% Senior Notes; and (iii) the refinancing of certain short-term and long-term debt at the time of the acquisitions. The pro forma financial information is not necessarily indicative of the results which would have actually been obtained had the acquisition of the New England Operations and Pennsylvania Operations, the issuance of the Term Note, the sale of senior notes or the refinancings been completed as of the assumed date for the periods presented or which may be obtained in the future.

                                                   Six Months Ended December 31,
                                                         2000         1999
                                                     -----------------------

Operating revenues.............................      $  793,467   $  507,195
Income (loss) before extraordinary item........         (11,389)     (29,307)
Net earnings (loss) available for common stock.         (11,389)     (29,307)
Net earnings (loss) per common stock:
     Basic.....................................            (.23)        (.58)
     Diluted...................................            (.23)        (.58)

EARNINGS PER SHARE

Average shares outstanding, which excludes treasury stock, for basic earnings per share were 49,924,123 and 43,421,029 for the three-month period ended December 31, 2000 and 1999 respectively; 49,255,805 and 37,944,658 for the six-month period ended December 31, 2000 and 1999, respectively; and 49,080,587 and 35,359,486 for the twelve-month period ended December 31, 2000 and 1999, respectively. Diluted earnings per share includes average shares outstanding as well as common stock equivalents from stock options and warrants. Common stock equivalents were 1,813,679 and 1,540,243 for the three-month period ended December 31, 2000 and 1999, respectively; 1,639,167 and 1,523,318 for the six-month period ended December 31, 2000 and 1999, respectively; and 1,391,032 and 1,528,799 for the twelve-month period ended December 31, 2000 and 1999, respectively. At December 31, 2000, 1,000,335 shares of common stock were held by various rabbi trusts for certain of the Company's benefit plans and 193,669 shares were held in a rabbi trust for certain employees who deferred receipt of Company shares for stock options exercised.

INVESTMENT SECURITIES

At December 31, 2000, the Company held securities of Capstone Turbine Corporation (Capstone). This investment is classified as "available for sale" under the Statement of Financial Accounting Standards Board (FASB) Accounting for Certain Investments in Debt and Equity Securities; accordingly, these securities are stated at fair value, with unrealized gains and losses recorded as a separate component of common stockholders' equity. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations when realized. In November, 2000, the Company sold approximately 9.5% of its holdings in Capstone, realizing a before-tax gain of $8,869,000. As of December 31, 2000, the Company's remaining investment in Capstone had a fair value of $105,587,000 and unrealized gain, net of tax, of $63,353,000. As of February 8, 2001, the fair value of the Company's investment in Capstone was $129,646,000. Subject to market conditions that

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



are not detrimental to the Company, and as opportunities arise following the completion of the applicable lock-up periods to which it was subject, the Company expects to monetize its investment. The Company intends to use the proceeds from such sales to reduce outstanding debt.

All other securities owned by the Company are accounted for under the cost method. The Company's other investments in securities consist of common and/or preferred stock in non-public companies whose stock is not traded on a securities exchange. Realized gains and losses on sales of these investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations when incurred, and dividends are recognized as income when received.

REAL ESTATE

On December 15, 2000, the Company sold its Austin, Texas headquarters building, Lavaca Plaza. The property, purchased by the Company in 1991, netted pre-tax cash proceeds of $20,638,000, resulting in a pre-tax gain of approximately $13,532,000.

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

Adoption of Accounting Pronouncement The Company adopted Accounting for Derivative Instruments and Hedging Activities on July 1, 2000. In accordance with that Statement, the Company recorded a net-of-tax cumulative-effect gain of $602,000 in earnings to recognize the fair value of the gas derivative contracts at Energy Services that are not designated as hedges. The Company also recorded $826,000 in accumulated other comprehensive income which recognizes the fair value of two interest rate swap derivatives that were designated as cash flow hedges.

Derivative Activities The Company manages certain business risks through the limited use of derivative instruments. Interest rate swaps are employed to hedge the effect of changes in interest rates related to certain debt instruments and commodity swaps and options to manage price risk associated with certain energy contracts, primarily heating oil. The Company was previously party to an interest rate swap designed to reduce exposure to changes in the fair value of a fixed rate lease commitment. This interest rate swap, designated as a fair value hedge, was terminated in October 2000 resulting in a pre-tax gain of $182,000 which will be amortized into earnings through December 2004. The Company also continues to be obligated under two interest rate swaps created to hedge exposure to potential volatility in interest payments on variable rate debt. As such, the Company recorded a net-of-tax loss as an adjustment to accumulated other comprehensive income of $351,000 for the quarter, and $622,000 year-to-date to recognize the change in fair value of these two interest rate derivatives designated as cash flow hedges. The Company initiated a new interest rate swap during the second quarter to hedge exposure to variability in interest rate payments on a portion of the short-term variable rate debt issued in conjunction with our New England Operations. The Company recognized a $691,000 net-of-tax loss as an adjustment to other comprehensive income to recognize the fair value of this swap derivative. The Company expects to reclassify as earnings during the next

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



twelve months $546,000 net-of-tax in derivative losses from accumulated other comprehensive income as the settlement of swap payments occur. The maximum term over which the Company is hedging exposures to the variability of cash flows is 36 months.

The Company was also previously committed under two gas derivative contracts related to certain non-regulated operations acquired in conjunction with the acquisition of the Pennsylvania Operations. These two contracts were not designated as hedging instruments and therefore did not qualify to receive hedge accounting treatment under the Statement. During the quarter, these derivative contracts expired and the Company recognized a pre-tax loss of $526,000 in recording the expiration of these derivative contracts. This loss was offset by a pre-tax gain of $494,000 arising from the monthly settlement of the two derivative contracts that expired in November 2000.

In conjunction with the acquisition of Providence Energy Corporation, the Company also acquired ProvEnergy Oil, a distributor of fuel oil to retail and commercial customers. ProvEnergy Oil offers certain retail customers price caps for winter heating oil and purchases heating oil call options as a hedge against price fluctuations on the related anticipated commodity purchases. As of December 31, 2000, the Company owned options representing 3.4 million gallons of fuel oil at an average strike price of $.81 a gallon. These options are reflected on the balance sheet as assets at their fair value of $195,000. The instruments are designated as cash flow hedges and the change in fair value of the effective portion of the hedging options was a net-of-tax gain of $117,000 recorded in other comprehensive income while the change in the ineffective portion was a pre-tax charge of $288,000 recorded in earnings. The maximum term over which the Company is hedging exposures to the variability of cash flows for forecasted purchases of home heating oil is five months.

Trading Contracts The Company, through one of its non-regulated Pennsylvania subsidiaries, is also a party to certain energy trading contracts for the purchase and sale of energy commodities. These contracts are accounted for in accordance with Emerging Issues Task Force Issue Accounting for Contracts Involved in Energy Trading and Risk Management Activities which requires that energy trading contracts be recorded at fair value as of each balance sheet date with gains and losses included in earnings. During the second quarter ended December 31, 2000, the Company received settlements of $660,000. At December 31, 2000, the trading asset was $352,000 which represents the fair market value of the outstanding contracts.

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

The sole assets of the Subsidiary Trust are the Subordinated Notes. The interest and other payment dates on the Subordinated Notes correspond to the distribution and other payment dates on the Preferred Securities and the Common Securities. Under certain circumstances, the Subordinated Notes may be distributed to holders of the Preferred Securities and holders of the Common Securities in liquidation of the Subsidiary Trust. The Subordinated Notes are redeemable at the option of the Company at a redemption price of $25 per Subordinated Note plus accrued and unpaid interest. The Preferred Securities and the Common Securities will be redeemed on a pro rata basis to the same extent as the Subordinated Notes are repaid, at $25 per Preferred Security and Common Security plus accumulated and unpaid distributions. Southern Union's obligations under the Subordinated Notes and related agreements, taken together, constitute a full and unconditional guarantee by Southern Union of payments due on the Preferred Securities. As of December 31, 2000 and 1999, 4,000,000 shares of Preferred Securities were outstanding.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



DEBT AND CAPITAL LEASE

                                                    December 31,  June 30,
                                                       2000         2000
                                                    ----------   -----------
                                                     (thousands of dollars)

7.60% Senior Notes due 2024 .....................   $  364,515   $  364,515
8.25% Senior Notes due 2029 .....................      300,000      300,000
8.375% First Mortgage Bonds, due 2002 ...........       30,000       30,000
5.62% First Mortgage Bonds, due 2003 ............        4,800         --
10.25% First Mortgage Bonds, due 2008 ...........        1,909         --
6.82% First Mortgage Bonds, due 2018 ............       15,000         --
9.34% First Mortgage Bonds, due 2019 ............       15,000       15,000
9.63% First Mortgage Bonds, due 2020 ............       10,000         --
9.44% First Mortgage Bonds, due 2020 ............        6,500         --
8.09% First Mortgage Bonds, due 2022 ............       12,500         --
8.46% First Mortgage Bonds, due 2022 ............       12,500         --
7.50% First Mortgage Bonds, due 2025 ............       15,000         --
7.99% First Mortgage Bonds, due 2026 ............        7,000         --
7.24% First Mortgage Bonds, due 2027 ............        6,000         --
6.50% First Mortgage Bonds, due 2029 ............       14,531         --
7.70% Debentures, due 2027 ......................        6,839         --
Term Note, due 2002 .............................      529,000         --
Capital lease and other .........................       29,839       26,452
                                                    ----------   ----------
Total debt and capital lease ....................    1,380,933      735,967
    Less current portion ........................        5,173        2,193
                                                    ----------   ----------

Total long-term debt and capital lease ..........   $1,375,760   $  733,774
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

Capital Lease The Company completed the installation of an Automated Meter Reading (AMR) system at Missouri Gas Energy during the first quarter of fiscal year 1999. The installation of the AMR system involved an investment of approximately $30,000,000 which is accounted for as a capital lease obligation. As of December 31, 2000, the capital lease obligation outstanding was $24,166,000 with a fixed rate of 5.79%. This system has significantly improved meter reading accuracy and timeliness and provided electronic accessibility to meters in residential customers' basements, thereby assisting in the reduction of the number of estimated bills.

Credit Facilities On May 31, 2000, the Company restated and amended its short-term and long-term credit facilities (together referred to as "Revolving Credit Facilities"). The Company has available $90,000,000 under the short-term facility, which expires May 30, 2001, and $135,000,000 under the long-term facility, which expires on May 31, 2003. The Company has additional availability under uncommitted line of credit facilities with various banks. Borrowings

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



under the Revolving Credit Facilities are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. A balance of $175,000,000 was outstanding under the Revolving Credit Facilities at December 31, 2000.

Term Note On August 28, 2000 the Company entered into the Term Note to fund (i) the cash portion of the consideration to be paid to the Fall River Gas' stockholders; (ii) the all cash consideration to be paid to the ProvEnergy and Valley Resources stockholders, (iii) repayment of approximately $50,000,000 of long- and short-term debt assumed in the mergers, and (iv) all related acquisition costs. As of December 31, 2000, a balance of $529,000,000 was outstanding under this Term Note. The Term Note expires August 27, 2001 but may be extended at the Company's option through August 26, 2002 for a 12.5 basis point fee. No additional draws can be made on the Term Note.

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

The settlement agreement also contains a weather mitigation clause and a non-firm margin incentive mechanism (non-firm margin is margin earned from interruptible customers with the ability to switch to alternative fuels). The weather mitigation clause is designed to mitigate the impact of weather volatility on customer billings, which will assist customers in paying bills and stabilize the revenue stream to Providence Gas. Providence Gas will defer the margin impact of weather that is greater than 2 percent colder-than-normal and will recover the margin impact of weather that is greater than 2 percent warmer-than-normal by making the corresponding adjustment to the deferred revenue account (DRA). The non-firm margin incentive mechanism is designed to encourage Providence Gas to promote the development of non-firm margins, which will reduce the cost of service to all customers. Providence Gas will retain 25 percent of all non-firm margins earned in excess of $1.2 million.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Under the settlement agreement, Providence Gas may earn up to 10.7 percent but not less than 7.0 percent using the average return on equity for the two 12 month periods of October 2000 through September 2001 and July 2001 through June 2002.

Pennsylvania On April 3, 2000, PG Energy filed an application with the Pennsylvania Public Utility Commission (PPUC) seeking an increase in its base rates designed to produce $17,900,000 in additional annual revenues. On December 7, 2000, the PPUC approved a settlement agreement that provides for a rate increase designed to produce $10,800,000 of additional annual revenue. The new rates became effective on January 1, 2001.

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

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

Providence, Rhode Island Sites During 1995, Providence Gas began an environmental evaluation at its primary gas distribution facility located at 642 Allens Avenue in Providence, Rhode Island. Environmental studies and a subsequent remediation work plan were completed at an approximate cost of $4.5 million. Providence Gas also began a soil remediation project on a portion of the site in July 1999. As of December 31, 2000, approximately $8.9 million had been expended on soil remediation under the remediation work plan. Based on the results of the environmental investigation and the site information learned during the performance of work under the remediation work plan, the Company is now revising the remediation work plan. Because of the uncertainties associated with the revision of the remediation work plan and the development of a remedial solution for the entire site, the Company cannot offer any conclusions as to the total future cost of remediation of the property at this time.

In November 1998, Providence Gas received a letter of responsibility from the Department of Environmental Management (DEM) relating to possible contamination on previously owned property at 170 Allens Avenue in Providence. The current operator of the property has also received a letter of responsibility. A work plan has been created and approved by DEM. An investigation has begun to determine the extent of contamination, as well as the extent of the Company's responsibility. Providence Gas entered into a cost-sharing agreement with the current operator of the property, under which Providence Gas is responsible for approximately twenty percent (20%) of the costs related to the investigation. Costs of testing at this site as of December 31, 2000 were approximately $300,000. Until the results of the investigation are known, the Company cannot offer any conclusions as to its responsibility.

Tiverton, Rhode Island Site Fall River Gas Company is a defendant in a civil action seeking to recover anticipated remediation costs associated with contamination found at property owned by the plaintiffs. This claim is based on alleged dumping of material by Fall River Gas Company trucks at the site in the 1930s and 1940s.

Valley Resources Sites Valley Resources is a party to an action in which Blackstone Valley Electric Company ("Blackstone") brought suit for contribution to its expenses of cleanup of a site on Mendon Road in Attleboro, Massachusetts, to which coal manufacturing waste was transported from a former MGP site in Pawtucket, Rhode Island (the "Blackstone Litigation"). Blackstone Valley
Electric  Company  v.  Stone  &  Webster,  Inc.,  Stone  &  Webster  Engineering
Corporation, Stone & Webster Management Consultants, Inc. and Valley Gas Company, C. A. No. 94-10178JLT, United States District Court, District of Massachusetts. Valley Resources takes the position in that litigation that it is indemnified for any cleanup expenses by Blackstone pursuant to a 1961 agreement signed at the time of Valley Resources' creation. This suit was stayed in 1995 pending the issuance of rulemaking at the United States EPA (Commonwealth of Massachusetts v. Blackstone Valley Electric Company, 67 F.3d 981 (1995)). In January 2001, the EPA issued a Preliminary Administrative Decision on this issue and announced that, until March 21, 2001, it is soliciting comments on the Decision. While this suit has been stayed, Valley Resources and Blackstone (merged with Narragansett Electric Company in May 2000) have received letters of responsibility from the Rhode Island DEM with respect to releases from two MGP sites in Rhode Island. DEM issued letters of responsibility to Valley Resources and Blackstone in September 1995 for the Tidewater MGP in Pawtucket, Rhode Island, and in February 1997 for the Hamlet Avenue MGP in Woonsocket, Rhode
Island. Valley Resources entered into an agreement with Blackstone (now Narragansett) in which Valley Resources and Blackstone agreed to share equally the expenses for the costs associated with the Tidewater site subject to reallocation upon final determination

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



of  the  legal  issues  that  exist  between  the  companies   with  respect  to
responsibility for expenses for the Tidewater site and otherwise. No such agreement has been reached with respect to the Hamlet site.

To the extent that potential costs associated with former MGPs are quantified, the Company expects to provide any appropriate accruals and seek recovery for such remediation costs through all appropriate means, including in rates charged to customers, insurance and regulatory relief. At the time of the closing of the acquisition of the Company's Missouri service territories, the Company entered into an Environmental Liability Agreement that provides that Western Resources retains financial responsibility for certain liabilities under environmental laws that may exist or arise with respect to Missouri Gas Energy. In addition, at the time it was acquired, Providence Gas had in place a regulatory plan that created a mechanism for the recovery of environmental-related costs. This plan provided for recovery of environmental investigation and remediation costs incurred through September 30, 1997, as well as costs incurred during the three-year term of the plan, are to be amortized over a 10-year period, at a level authorized under the plan. A new plan, effective October 1, 2000 through June 30, 2002, establishes an environmental fund for the recovery of evaluation, remedial and clean-up costs arising out of the Company's MGPs and sites associated with the operation and disposal activities from MGPs.

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

There are several lawsuits pending that relate to activities surrounding Southern Union's efforts to acquire Southwest. In addition, there is before the
U. S. Court of Appeals for the Tenth Circuit, an appeal by Southern Union of a preliminary injunction entered by the U. S. District Court for the Northern District of Oklahoma. Southern Union intends to vigorously pursue its claims against Southwest, ONEOK, and certain individual defendants, and vigorously defend itself against the claims by Southwest and ONEOK. With the exception of ongoing legal fees associated with the aforementioned litigation, the Company believes that the results of the above-noted Southwest litigation will not have a materially adverse effect on the Company's financial condition, results of operations or cash flows.

Regulatory In August 1998, a jury in Edinburg, Texas concluded deliberations on the City of Edinburg's franchise fee lawsuit against PG&E Gas Transmission, Texas Corporation (formerly Valero Energy Corporation (Valero)) and a number of its subsidiaries, as well as former Valero subsidiary Rio Grande Valley Gas Company (RGV) and RGV's successor company, Southern Union Company. Southern Union purchased RGV from Valero in October 1993. The jury awarded the plaintiff damages, against all defendants under several largely overlapping but mutually exclusive

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



claims, totaling approximately $13,000,000. The trial judge subsequently reduced the award to approximately $700,000 against Southern Union and $7,800,000 against Valero and Southern Union together. The trial court's decision was appealed to the Thirteenth District of the Texas Court of Appeals (Court of Appeals). In December 2000, the Court of Appeals reversed and modified the trial court's judgment of approximately $8,500,000 and awarded the City of Edinburg $585,000, plus pre-judgment interest of $190,000 against RGV and Valero for breach of contract. The Court of Appeals upheld the award for attorneys' fees of approximately $3,500,000 against Valero, RGV and Southern Union. The Company will continue to pursue reversal of this judgment on appeal. The Company believes it will ultimately prevail, and that the outcome of this matter will not have a material adverse impact on the Company's results of operations, financial position or cash flows. The Company also has entered into a preliminary settlement agreement to settle a related class action lawsuit with a majority of the cities served by the Company in Texas. The preliminary settlement will not have a material adverse impact on the Company's results of operations, financial position or cash flows.

Other Southern Union and its subsidiaries are parties to other legal proceedings that management considers to be normal actions to which an enterprise of its size and nature might be subject, and not to be material to the Company's overall business or financial condition, results of operations or cash flows.

Commitments Due to the operation of purchase gas adjustment clauses, gas purchase costs generally do not directly affect earnings of our regulated utility operations. However, the Company's unregulated gas marketing operations are subject to price risk related to fixed-price sales commitments that are not matched with corresponding fixed-price purchase agreements. At December 31, 2000, Energy Services had fixed-price sales commitments with various customers that provide for the delivery of approximately 468,000 Dekatherms of natural gas through April 2001 at an average sales price per Dekatherm of $3.13. The Company has exposure to the changes in natural gas prices related to fluctuating commodity prices, which can impact the Company's financial position or results of operations, either favorably or unfavorably. The impact of changing prices on the Company's financial position at a point in time is not necessarily indicative of the impact of price movements throughout the year.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Overview Southern Union Company's (the "Company") core business is the distribution of natural gas as a public utility through: Southern Union Gas, Missouri Gas Energy (MGE); Atlantic Utilities, doing business as South Florida Natural Gas (SFNG); PG Energy, acquired on November 4, 1999; and, effective with the September 2000 acquisitions of Providence Energy Corporation, Valley Resources, Inc. and Fall River Gas Company, collectively its New England Division. In addition, subsidiaries of Southern Union support and expand natural gas sales and capitalize on the Company's gas energy expertise. These subsidiaries operate natural gas pipeline systems, generate electricity, market natural gas and electricity to end-users and distribute propane and fuel oil. Certain subsidiaries also own or hold interests in real estate and other assets, which are primarily used in the Company's utility business.

Most of the Company's business activities are subject to regulation by federal, state or local authorities where the Company operates. Thus, the Company's financial condition and results of operations have been and will continue to be dependent upon the receipt of adequate and timely adjustments in rates. In addition, the Company's business is affected by seasonal weather impacts, competitive factors within the energy industry and economic development and residential growth in its service areas.

Acquisitions On September 28, 2000, Southern Union completed the acquisition of Providence Energy Corporation (ProvEnergy) for approximately $270,000,000 in cash plus the assumption of $90,000,000 in long-term debt. The ProvEnergy natural gas distribution operations are Providence Gas and North Attleboro Gas, which collectively serve approximately 176,000 natural gas customers. Providence Gas serves natural gas customers in Providence and Newport, Rhode Island, and 23 other cities and towns in Rhode Island. North Attleboro Gas serves customers in North Attleboro and Plainville, Massachusetts, towns adjacent to the northeastern Rhode Island border. Subsidiaries of the Company acquired in the ProvEnergy merger include ProvEnergy Oil Enterprises, Inc. (ProvEnergy Oil), and ProvEnergy Power Company, LLC. ProvEnergy Oil operates a fuel oil distribution business through its subsidiary, ProvEnergy Fuels, Inc. (ProvEnergy Fuels). ProvEnergy Fuels serves over 15,000 residential and commercial customers in Rhode Island and Massachusetts. ProvEnergy Power Company owns 50% of Capital Center Energy Company, LLC., a joint venture formed between ProvEnergy and ERI Services, Inc. to provide retail power.

On September 28, 2000, Southern Union also completed the acquisition of Fall River Gas Company (Fall River Gas) for approximately 1,400,000 shares of Southern Union common stock and approximately $27,000,000 in cash plus assumption of $20,000,000 in long-term debt. Fall River Gas serves approximately 49,000 customers in the city of Fall River and the towns of Somerset, Swansea and Westport, all located in southeastern Massachusetts. Also acquired in the Fall River Gas merger was Fall River Gas Appliance Company, Inc. which rents water heaters and conversion burners in Fall River Gas' service area.

On September 20, 2000, Southern Union completed the acquisition of Valley Resources, Inc. (Valley Resources) for approximately $125,000,000 in cash plus the assumption of $30,000,000 in long-term debt. Valley Resources natural gas distribution operations are Valley Gas Company and Bristol and Warren Gas Company, which collectively serve approximately 65,000 natural gas customers. Valley Resources' three non-utility subsidiaries acquired in the merger rent and sell appliances, offer service contract programs, sell liquid propane in Rhode Island and nearby Massachusetts, and distribute as a wholesaler franchised lines to plumbing and heating contractors. Also acquired in the acquisition was Valley Resources' 90% interest in Alternate Energy Corporation, which sells, installs and designs natural gas conversion systems and facilities, is an authorized representative of the ONSI Corporation fuel cell, holds patents for a natural gas/diesel co-firing system and for a device to control the flow of fuel on dual-fuel equipment.

Collectively, the operations from the above-mentioned acquisitions are referred to as the "New England Operations." The Company plans to sell or dispose of certain non-core businesses acquired in the New England Operations.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



On November 4, 1999, the Company acquired Pennsylvania Enterprises, Inc. (hereafter referred to as the "Pennsylvania Operations") in a transaction valued at approximately $500,000,000, including assumption of long-term debt of approximately $115,000,000. The Company issued approximately 16,700,000 shares (before adjustment for any subsequent stock dividend) of common stock and paid approximately $36,000,000 in cash to complete the transaction. The Pennsylvania Operations are headquartered in Wilkes-Barre, Pennsylvania with natural gas distribution being its primary business. The principal operating division of the Pennsylvania Operations is the PG Energy division of the Company which serves more than 156,000 gas customers in northeastern and central Pennsylvania. Subsidiaries of the Company included in the Pennsylvania Operations include PG Energy Services Inc., (Energy Services); Keystone Pipeline Services, Inc. (Keystone, a wholly-owned subsidiary of PG Energy Services Inc.); and PEI Power Corporation. Through Energy Services the Company markets a diversified range of energy-related products and services under the name of PG Energy PowerPlus and supplies propane under the name of PG Energy Propane. Keystone provides pipeline and fiber optic cable construction, installation, maintenance, and rehabilitation services. PEI Power Corporation operates a cogeneration plant that generates steam and electricity for resale. The Company plans to sell or dispose of both Keystone and the propane operations of Energy Services; these operations are not material to the Company. The Company has not yet sold these operations and there can be no assurance that a sale on terms satisfactory to the Company will be completed.

The operating activities of the acquired operations are consolidated with the Company beginning on their respective acquisition dates. Thus, the results of operations for the three-, six- and twelve-month periods ended December 31, 2000 are not indicative of results that would necessarily be achieved for a full year since the majority of the Company's operating margin is earned during the winter heating season. For these reasons, the results of operations of the Company for the periods subsequent to the acquisitions are not comparable to those periods prior to the acquisitions nor are the fiscal 2001 results of operations comparable with prior periods.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2000 and 1999

The Company recorded net earnings available for common stock of $22,476,000 for the three-month period ended December 31, 2000 compared with net earnings of $7,132,000 for the same period in 1999. Earnings per diluted share were $.43 in 2000, compared to $.16 in 1999. Weighted average diluted shares outstanding increased 16% in 2000 due to the issuance of 1,370,629 shares and 16,713,731 shares (before adjustment for any subsequent stock dividend) of the Company's common stock on September 28, 2000 and November 4, 1999, respectively, in connection with the acquisition of Fall River Gas and the Pennsylvania Operations, respectively.

Operating revenues were $605,339,000 for the three-month period ended December 31, 2000, compared with $239,595,000 in 1999. Gas purchase and other energy costs for the three-month period ended December 31, 2000 were $433,925,000, compared with $145,113,000 in 1999. The Company's operating revenues are affected by the level of sales volumes and by the pass-through of increases or decreases in the Company's gas purchase costs through its purchased gas adjustment clauses. Additionally, revenues are affected by increases or decreases in gross receipts taxes (revenue-related taxes) which are levied on sales revenue as collected from customers and remitted to the various taxing authorities. The increase in both operating revenues and gas purchase costs between periods was primarily due to a 75% increase in gas sales volume to 63,031 MMcf in 2000 from 36,098 MMcf in 1999 and by a 73% increase in the average cost of gas from $3.61 per Mcf in 1999 to $6.23 per Mcf in 2000. Changes in the average cost of gas resulted from seasonal impacts on demands for natural gas. The New England Operations contributed $138,711,000 to the overall increase in operating revenues, $87,737,000 in gas purchase and other energy costs and 10,900 MMcf of the increase in gas sales volume. The Pennsylvania Operations generated a net increase of $45,093,000 in operating revenues, $41,122,000 in gas purchase and other energy costs, and 3,183 MMcf of the increase in gas sales volume. The remaining increases in both operating revenues and gas purchase

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



and other energy costs was primarily due to the previously mentioned increase in the average cost of gas as well as a 12,842 MMcf increase in sales volume in the Texas and Missouri service territories as a result of the colder-than-normal weather in these territories in 2000 as compared to the unusually mild temperatures in 1999.

Weather in MGE's service territories was 123% of a 30-year measure for the three-month period ended December 31, 2000, compared with 78% in 1999. Southern Union Gas service territories experienced weather which was 131% of a 30-year measure in 2000, compared with 86% in 1999. About half of the customers served by Southern Union Gas are weather normalized. Additionally, with the February 2000 revenue increase in El Paso, Texas, the new rate design collects a greater portion of the Company's revenue stream from the monthly customer charge instead of being earned volumetrically. Weather for the PG Energy service territories was 113% of a 30-year measure for the three-month period ended December 31, 2000, compared with 89% of a 30-year measure for the two-month period ended December 31, 1999. Weather in the New England division service territories was 110% of a 30-year measure for the three-month period ended December 31, 2000.

Net operating margin (operating margin less revenue-related taxes) increased $64,334,000 for the three-month period ended December 31, 2000 compared with the same period in 1999. Growth in net operating margin is primarily due to the colder-than-normal weather, previously discussed; the acquisition of the New England Operations which generated $47,665,000 in net operating margin; and the Pennsylvania Operations, which contributed a net increase of $5,237,000.

Operating expenses, which include operating, maintenance and general expenses, depreciation and amortization, and taxes other than on income and revenues, were $93,839,000 for the three-month period ended December 31, 2000, an increase of $41,511,000, compared with $52,328,000 in 1999. An increase of $31,797,000 and
$3,987,000 was the result of the acquisition of the New England Operations and the Pennsylvania Operations, respectively. Also impacting operating expenses was an increase in bad debt expense in the Texas and Missouri service territories of $2,800,000 due to an increase in customer receivables as a result of higher gas prices as previously discussed. Additionally, a $7.32 increase in the Company's common stock price during the three-month period ended December 31, 2000 resulted in $2,038,000 of non-cash compensation expense associated with shares of common stock held in a trust for one of the Company's benefit plans. The Company will amend this plan during the third quarter of fiscal year 2001 to eliminate future expense, or income volitility, associated with the accounting treatment for such benefit plan.

Interest expense was $30,303,000 for the three-month period ended December 31, 2000, compared with $13,299,000 in 1999. Interest expense increased primarily due to a $535,000,000 bank note (the Term Note) entered into by the Company on August 28, 2000 for the acquisition of the New England Operations and the issuance of $300,000,000 of 8.25% Senior Notes on November 3, 1999 (8.25% Senior Notes) for the acquisition of the Pennsylvania Operations. The Company entered into the Term Note to (i) fund the cash consideration paid to stockholders of Fall River Gas, ProvEnergy and Valley Resources, (ii) refinance and repay long- and short-term debt assumed in the New England Operations, and (iii) acquisition costs of the New England Operations. In addition, the Company issued 8.25% Senior Notes to fund the acquisition of Pennsylvania Enterprises, Inc. and to extinguish $136,000,000 in existing debt of the Pennsylvania Operations. The Company also assumed $158,321,000 in long-term debt of the New England and Pennsylvania Operations which was not refinanced or extinguished with the Term Note or the 8.25% Senior Notes. As a result of the previously discussed high cost of gas in 2000, the Company incurred additional interest expense of $2,191,000 under its short-term credit facilities during the three-month period ended December 31, 2000 compared with the same period in 1999. Southern Union is required to make payments to natural gas suppliers in advance of the receipt of cash payments from the Company's customers. See "Debt and Capital Lease" in the Notes to the Consolidated Financial Statements included herein.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Other income for the three-month period ended December 31, 2000 was $20,760,000 compared with other expense of $3,336,000 in 1999. Other income for the three-month period ended December 31, 2000, includes a $13,532,000 gain on the sale of non-core real estate, realized gains on the sale of investment securities of $8,869,000 and $1,652,000 of interest and dividend income. This was partially offset by $2,857,000 of legal costs associated with ongoing litigation associated with the unsuccessful acquisition of Southwest Gas Corporation (Southwest). Other expense for the three-month period ended December 31, 1999 primarily consisted of $4,000,000 of legal costs associated with the aforementioned ongoing litigation which was partially offset by $442,000 in net rental income from Lavaca Realty Company ("Lavaca Realty").

The effective federal and state income tax rate is 46% and 40% for the three months ended December 31, 2000 and 1999, respectively. The increase in the effective federal and state income tax rate is a result of non-tax deductible amortization of additional purchase cost recorded at the acquisitions of both the New England Operations and Pennsylvania Operations.

Six Months Ended December 31, 2000 and 1999

The Company recorded net earnings available for common stock of $10,228,000 for the six-month period ended December 31, 2000 compared with net earnings of $1,032,000 for the same period in 1999. Net earnings per diluted share were $.20 in 2000 compared to $.03 in 1999. Weighted average diluted shares outstanding increased 30% in 2000 due to the issuance of the Company's common stock in connection with the acquisition of Fall River Gas and the Pennsylvania Operations, previously discussed.

Operating revenues were $749,808,000 for the six-month period ended December 31, 2000, compared with $324,381,000 in 1999. Gas purchase and other energy costs for the six-month period ended December 31, 2000 were $518,458,000, compared with $184,390,000 in 1999. The increase in both operating revenues and gas purchase costs between periods was primarily due to a 60% increase in gas sales volume to 76,762 MMcf in 2000 from 48,125 MMcf in 1999 and by a 69% increase in the average cost of gas from $3.51 per Mcf in 1999 to $5.93 per Mcf in 2000 due to increases in average gas prices. The New England Operations contributed $141,179,000 to the overall increase in operating revenues, $89,110,000 in gas purchase and other energy costs and 10,900 MMcf of the increase in gas sales volume. The Pennsylvania Operations generated a net increase of $82,388,000 in operating revenues, $66,880,000 in gas purchase and other energy costs, and 4,749 MMcf of the increase in gas sales volume. The remaining increase in operating revenues, gas purchase and other energy costs, and gas sales volume resulted principally from the colder-than-normal weather in the Texas and Missouri service territories in 2000 as compared to the unusually mild temperatures in 1999.

MGE's service territories experienced weather which was 123% of a 30-year measure for the six-month period ended December 31, 2000 compared with 80% in 1999. Weather for Southern Union Gas service territories was 131% of a 30-year measure in 2000, compared with 85% in 1999. About half of the customers served by Southern Union Gas are weather normalized. Additionally, with the February 2000 revenue increase in El Paso, Texas, the new rate design collects a greater portion of the Company's revenue stream from the monthly customer charge instead of being earned volumetrically. Weather in the PG Energy service territories was 119% of a 30-year measure for the six-month period ended December 31, 2000, compared with 89% of a 30-year measure for the two-month period ended December 31, 1999.

Net operating margin increased $77,646,000 for the six-month period ended December 31, 2000 compared with the same period in 1999. Growth in net operating margin is primarily due to the acquisition of the New England Operations which generated $48,713,000 in net operating margin and the Pennsylvania Operations which contributed a net increase of $16,597,000. The remaining increase is due to the colder-than-normal weather in the Missouri and Texas service territories, previously discussed.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Operating expenses were $151,683,000 for the six-month period ended December 31, 2000, an increase of $59,618,000, compared with $92,065,000 in 1999. Increases of $33,118,000 and $17,492,000 were the result of the acquisitions of the New England Operations and the Pennsylvania Operations, respectively. Also contributing to the increase was an increase in bad debt expense in the Texas and Missouri service territories of $3,281,000 due to an increase in customer receivables as a result of higher gas prices and $2,455,000 in non-cash compensation expense from one of the Company's benefit plans, both previously discussed.

Interest expense was $46,609,000 for the six-month period ended December 31, 2000, compared with $21,663,000 in 1999. Interest expense increased primarily due to the Term Note entered into by the Company for the acquisition of the New England Operations, the 8.25% Senior Notes issued by the Company for the acquisition of the Pennsylvania Operations and the assumption of debt by the Company from the New England Operations and Pennsylvania Operations, all previously discussed. See "Debt and Capital Lease" in the Notes to the Financial Statements included herein.

Other income for the six-month period ended December 31, 2000 was $18,441,000 compared with other expense of $4,493,000 in 1999. Other income for the six-month period ended December 31, 2000 includes a $13,532,000 gain on the sale of non-core real estate, realized gains on the sale of investment securities of $8,869,000 and $2,325,000 of interest and dividend income. This was partially offset by $4,898,000 of legal costs associated with ongoing litigation from the unsuccessful acquisition of Southwest. Other expense for the six-month period ended December 31, 1999 primarily consisted of $5,250,000 of legal costs associated with the aforementioned ongoing litigation which was partially offset by $664,000 in rental income from Lavaca Realty.

The Company's consolidated federal and state effective income tax rate was 46% and 43% for the six months ended December 31, 2000 and 1999, respectively. The increase in the effective federal and state income tax rate is a result of non-tax deductible amortization of additional purchase cost associated with the acquisition of the New England Operations and Pennsylvania Operations.

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

Twelve Months Ended December 31, 2000 and 1999

The Company recorded net earnings available for common stock of $20,249,000 for the twelve-month period ended December 31, 2000, compared with net earnings of $13,151,000 in 1999. Earnings per diluted share were $.39 in 2000 compared with earnings per diluted share of $.35 in 1999. Weighted average diluted shares outstanding increased 39% due to the issuance of the Company's common stock in connection with the acquisition of Fall River Gas and the Pennsylvania Operations, previously discussed.

Operating revenues were $1,257,131,000 for the twelve-month period ended December 31, 2000, compared with $677,933,000 in 1999. Gas purchase and other energy costs for the twelve-month period ended December 31, 2000 were $831,767,000, compared with $388,078,000 in 1999. The increase in both operating revenues and gas purchase costs between periods was primarily due to a 34% increase in gas sales volume to 148,418 MMcf in 2000 from 110,711 MMcf in 1999 and by a 46% increase in the average cost of gas from $3.36 per Mcf in 1999 to $4.89 per Mcf in 2000 due to increases in average gas prices. The Pennsylvania Operations generated a net increase of $223,901,000 in operating revenues, $159,763,000 in gas purchase and other energy costs and 18,908 MMcf of the increase in gas sales volume. The New England Operations contributed $141,179,000 to the overall increase in operating revenues and $89,110,000 in gas purchase and other energy costs and 10,900 MMcf of the increase in

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



gas sales volume. The remaining increases in operating revenues, gas purchase and other energy costs, and gas sales volume resulted principally from the colder weather in the Texas and Missouri service territories in 2000 as compared to 1999.

 MGE's service territories experienced weather which was 96% of the 30-year measure for the twelve-month period ended December 31, 2000 compared with 84% in 1999. Weather for Southern Union Gas service territories was 88% of a 30-year measure compared with 74% in 1999. About half of the customers served by Southern Union Gas are weather normalized. Weather for the PG Energy service territories was 103% of a 30-year measure for the twelve-month period ended December 31, 2000.

Net operating margin increased $121,474,000 for the twelve-month period ended December 31, 2000 compared with the same period in 1999. Growth in net operating margin is primarily due to the Pennsylvania Operations which contributed a net increase of $64,443,000 and to the acquisition of the New England Operations which generated $48,713,000. The remaining increase is due to the colder weather in the Missouri and Texas service territories, previously discussed.

Operating expenses were $268,613,000 for the twelve-month period ended December 31, 2000, an increase of $91,524,000, compared with $177,089,000 in 1999.
Increases of $48,547,000 and $33,118,000 were the result of the acquisitions of the Pennsylvania Operations and the New England Operations, respectively. Also impacting operating expenses for the twelve-month period ended December 31, 2000 were increases in employee benefit costs and bad debt expense and inventory write-downs associated with a propane operation.

Interest expense was $76,438,000 for the twelve-month period ended December 31, 2000, compared with $39,779,000 in 1999. Interest expense increased primarily due to the Term Note entered into by the Company for the acquisition of the New England Operations, the 8.25% Senior Notes issued by the Company for the acquisition of the Pennsylvania Operations and the assumption of debt by the Company from the New England Operations and Pennsylvania Operations, all previously discussed. See "Debt and Capital Lease" in the Notes to the Consolidated Financial Statements included herein.

Other income for the twelve-month period ended December 31, 2000 was $15,463,000 compared with other expense of $6,870,000 in 1999. Other income for the twelve-month period ended December 31, 2000 includes a $13,532,000 gain on the sale of non-core real estate and realized gains on the sale of investment securities of $8,869,000. This was partially offset by $11,261,000 of legal costs associated with ongoing litigation from the unsuccessful acquisition of Southwest. Other expense for the twelve-month period ended December 31, 1999 primarily consisted of $9,090,000 of costs associated with unsuccessful acquisition activities and related litigation which was partially offset by $1,466,000 in net rental income from Lavaca Realty.

The Company's consolidated federal and state effective income tax rate was 48% and 40% for the twelve-month period ended December 31, 2000 and 1999, respectively. The increase in the effective federal and state income tax rate is a result of non-tax deductible amortization of additional purchase cost associated with the acquisition of the New England Operations and Pennsylvania Operations.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following table sets forth certain information regarding the Company's gas utility operations for the three- and twelve-month periods ended December 31, 2000 and 1999:

                                                                  Three Months              Twelve Months
                                                               Ended December 31,        Ended December 31,
                                                              2000         1999          2000         1999
                                                           ---------     ---------     ---------    ----------

Average number of gas sales customers served:
     Residential ......................................    1,328,725     1,002,663     1,125,688       926,997
     Commercial .......................................      127,758        98,717       111,069        91,751
     Industrial and irrigation ........................        4,282           686         1,651           604
     Public authorities and other .....................        3,129         3,072         3,161         2,915
     Pipeline and marketing ...........................          367           229           298           235
                                                          ----------    ----------    ----------   -----------
          Total average customers served ..............    1,464,261     1,105,367     1,241,867     1,022,502
                                                          ==========    ==========    ==========   ===========

Gas sales in millions of cubic feet (MMcf)
     Residential ......................................       27,250        15,248        82,273        60,756
     Commercial .......................................       10,908         6,483        34,311        26,871
     Industrial and irrigation ........................        1,372           343         2,827         1,412
     Public authorities and other .....................          957           720         2,863         2,431
     Pipeline and marketing ...........................        4,394         4,334        17,143        17,518
                                                          ----------    ----------    ----------    ----------
          Gas sales billed ............................       44,881        27,128       139,417       108,988
     Net change in unbilled gas sales .................       18,150         8,970         9,001         1,723
                                                          ----------    ----------    ----------    ----------

          Total gas sales .............................       63,031        36,098       148,418       110,711
                                                          ==========    ==========    ==========    ==========


Gas sales revenues (thousands of dollars):
     Residential ......................................   $  252,896    $  107,949    $  639,076    $  397,902
     Commercial .......................................       93,476        38,619       238,108       151,662
     Industrial and irrigation ........................       10,760         1,963        19,291         7,022
     Public authorities and other .....................        7,031         3,315        16,618         9,905
     Pipeline and marketing ...........................       17,750        10,944        58,957        42,778
                                                          ----------    ----------    ----------    ----------

          Gas revenues billed .........................      381,913       162,790       972,050       609,269
     Net change in unbilled gas sales revenues ........      140,152        48,586        95,230        13,082
                                                          ----------    ----------    ----------    ----------

          Total gas sales revenues ....................   $  522,065    $  211,376    $1,067,280    $  622,351
                                                          ==========    ==========    ==========    ==========

Gas sales margin (thousands of dollars) ...............   $  105,968    $   70,087    $  293,475    $  216,435
                                                          ==========    ==========    ==========    ==========


Gas sales revenue per thousand cubic feet (Mcf) billed:
     Residential ......................................   $     9.28    $     7.08    $     7.77    $     6.55
     Commercial .......................................         8.57          5.96          6.94          5.64
     Industrial and irrigation ........................         7.84          5.73          6.82          4.97
     Public authorities and other .....................         7.35          4.61          5.80          4.07
     Pipeline and marketing ...........................         4.04          2.53          3.44          2.44

Weather:
     Degree days:
          Southern Union Gas service territories ......        1,087           714         1,891         1,573
          Missouri Gas Energy service territories .....        2,405         1,510         5,045         4,418
          PG Energy service territories ...............        2,508         1,595         6,460         1,595
          New England service territories .............        2,194          --           2,194          --
     30-year measure:
          Southern Union Gas service territories ......         131%           86%           88%           74%
          Missouri Gas Energy service territories .....         123%           78%           96%           84%
          PG Energy service territories ...............         113%           89%          103%           89%
          New England service territories .............         110%         --             110%         --

Gas transported in millions of cubic feet (MMcf) ......       28,354        19,516        90,180        61,013
Gas transportation revenues (thousands of dollars) ....   $   14,612    $    8,685    $   42,193    $   25,896



The above information does not include the Company's 43% equity ownership in a natural gas distribution company serving 22,000 customers in Piedras Negras, Mexico. Information for Fall River Gas and ProvEnergy, acquired September 28, 2000, and Valley Resources, acquired September 20, 2000, is included since October 1, 2000. The 30-year measure is used above for consistent external reporting purposes. Measures of normal weather used by the Company's regulatory authorities to set rates vary by jurisdiction. Periods used to measure normal weather for regulatory purposes range from 10 years to 30 years.

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

On May 31, 2000, the Company restated and amended its short-term and long-term credit facilities (together referred to as "Revolving Credit Facilities"). The Company has available $90,000,000 under the short-term facility, which expires May 30, 2001, and $135,000,000 under the long-term facility, which expires on May 31, 2003. The Company has additional availability under uncommitted line of credit facilities with various banks. Borrowings under the Revolving Credit Facilities are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. A balance of $175,000,000 was outstanding under the Revolving Credit Facilities at December 31, 2000.

On August 28, 2000 the Company entered into the Term Note to fund (i) the cash portion of the consideration to be paid to the Fall River Gas' stockholders;
(ii) the all cash consideration to be paid to the ProvEnergy and Valley Resources stockholders, (iii) repayment of approximately $50,000,000 of long- and short-term debt assumed in the New England mergers, and (iv) related acquisition costs. As of December 31, 2000, a balance of $529,000,000 was outstanding on this Term Note. The Term Note expires August 27, 2001 but may be extended at the Company's option through August 26, 2002 for a 12.5 basis point fee. No additional draws can be made on the Term Note.

Concurrent with the closing of the Pennsylvania Enterprises, Inc. merger on November 4, 1999, the Company issued $300,000,000 of 8.25% Senior Notes due 2029 which were used to: (i) fund the cash portion of the consideration to be paid to the Pennsylvania Enterprises, Inc. shareholders; (ii) refinance and repay certain debt of Pennsylvania Enterprises, Inc., and (iii) repay outstanding borrowings under the Company's then existing various credit facilities. These senior notes are senior unsecured obligations and rank equally in right of payment with each other and with the Company's other unsecured and unsubordinated obligations, including the 7.60% Senior Notes due 2024.

The principal sources of funds during the three-month period ended December 31, 2000 were $55,000,000 borrowed under the Term Note, $39,547,000 borrowed under the Company's Revolving Credit Facilities, proceeds from the sale of real estate of $20,638,000 and proceeds from the sale of investment securities of $11,372,000. The principal uses of funds during this period included $39,795,000 for on-going property, plant and equipment additions; $12,495,000 for the purchase of investment securities; $7,174,000 for the retirement of long-term debt; as well as seasonal working capital needs of the Company.

The principal sources of funds during the six-month period ended December 31, 2000 were $535,000,000 borrowed under the Term Note, $175,000,000 borrowed under the Company's Revolving Credit Facilities, proceeds from the sale of real estate of $20,638,000 and proceeds from the sale of investment securities of $11,372,000. This provided funds of $405,303,000 for acquisition and related expenses of the New England Operations; $114,171,000 for the retirement of merger debt assumed from the New England Operations; $61,703,000 for on-going property, plant and equipment additions; as well as seasonal working capital needs of the Company.

The effective interest rate under the Company's current debt structure is 7.92% (including interest and the amortization of debt issuance costs and redemption premiums on refinanced debt).

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Factors that could cause or contribute to actual results differing materially from such forward-looking statements include the following: cost of gas; availability of cash flow; gas sales volumes; weather conditions in the Company's service territories; the achievement of operating efficiencies and the purchases and implementation of new technologies for attaining such efficiencies; impact of relations with labor unions of bargaining-unit employees; the receipt of timely and adequate rate relief; the outcome of pending and future litigation; governmental regulations and proceedings affecting or involving the Company; and the nature and impact of any extraordinary transactions such as any acquisition or divestiture of a business unit or any assets. These are representative of the factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions, and general economic conditions, including interest rate fluctuations, federal, state and local laws and regulations affecting the retail gas industry or the energy industry generally, and other factors.

OTHER

On February 10, 2001, James H. Dodge resigned from the Board of Directors of the Company.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES



RESULTS OF VOTES OF SECURITY HOLDERS

Southern Union held an Annual Meeting of Stockholders on November 14, 2000. The following matter was submitted for a vote by Southern Union's security holders: the election of four persons to serve as the Class I directors until the 2003 Annual Meeting of Stockholders or until their successors are duly elected and qualified.

The number of votes cast for, abstaining or withheld for each nominee for director, and for any proposal voted on at the Annual Meeting of Stockholders, were:

                                                  For          Abstain  Withheld
                                               ----------      -------  --------
Election of nominees as Class I Directors:
     John E. Brennan......................     43,218,694         --     538,260
     Frank W. Denius......................     43,238,170         --     518,784
     Roger J. Pearson.....................     43,430,695         --     326,259
     Ronald W. Simms......................     43,412,176         --     344,778

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           SOUTHERN UNION COMPANY
                               ------------------------------------------------
                                                (Registrant)






Date February 14, 2001        By  RONALD J. ENDRES
     -----------------            --------------------------------------------
                                  Ronald J. Endres
                                  Executive Vice President and Chief
                                  Financial Officer




Date February 14, 2001        By  DAVID J. KVAPIL
     -----------------            --------------------------------------------
                                  David J. Kvapil
                                  Senior Vice President and Corporate Controller
                                  (Principal Accounting Officer)