Form 10-K/A
period 2000-06-30
SOUTHERN UNION CO
filed 2001-04-25
CIK 203248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1


 T   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
 ACT OF 1934

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

 Title of each class                  Name of each exchange on which registered
Common Stock, par value $1 per share              New York Stock Exchange

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
Yes   T     No
    ----       ------

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

         Statistics of Principal Utility and Related Operations

The following table shows certain operating statistics of the Company's gas distribution divisions with operations in Texas, Missouri and Pennsylvania, which the Company owned during part or all of the year ended June 30, 2000:

                                                         Year Ended June 30,
                                                  2000         1999       1998
                                                --------    ----------  --------


Southern Union Gas:
Average number of gas sales customers served:
     Residential ............................    483,220      473,563   465,844
     Commercial .............................     31,860       30,847    29,828
     Industrial and irrigation ..............        253          258       252
     Public authorities and other ...........      2,862        2,849     2,755
                                                --------     --------  --------
         Total average customers served .....    518,195      507,517   498,679
=============================================   ========     ========  ========

Gas sales in millions of cubic feet (MMcf):
     Residential ............................     19,524       19,553    23,217
     Commercial .............................      8,677        8,539     9,425
     Industrial and irrigation ..............        969        1,082     1,208
     Public authorities and other ...........      2,377        2,266     2,752
                                                --------     --------   --------
         Gas sales billed ...................     31,547       31,440    36,602
     Net change in unbilled gas sales .......        137          175       (82)
                                                --------     --------   -------
         Total gas sales ....................     31,684       31,615    36,520
                                                ========     ========  ========


Weather:
     Degree days (a) ........................      1,516        1,576     2,118
     Percent of 30-year measure (b) .........         71%          74%       99%

Gas transported in MMcf .....................     17,472       16,668    16,535

Missouri Gas Energy:
Average number of gas sales customers served:
     Residential ............................    424,771      418,266   413,703
     Commercial .............................     58,323       57,247    57,693
     Industrial .............................        309          313       312
---------------------------------------------   --------     --------   -------

         Total average customers served .....    483,403      475,826   471,708
                                                ========     ========  ========
Gas sales in MMcf:
     Residential ............................     34,999       36,578    41,104
     Commercial .............................     15,640       16,842    18,705
     Industrial .............................        412          375       400
                                                --------    ---------  --------
         Gas sales billed ...................     51,051       53,795    60,209
     Net change in unbilled gas sales .......         37          204        35
                                                --------     --------  --------

         Total gas sales ....................     51,088       53,999    60,244
                                                ========     ========  ========
Weather:
     Degree days (a) ........................      4,176        4,438     4,723
     Percent of 30-year measure  (b) ........         80%          85%       90%

Gas transported in MMcf .....................     31,644       31,774    30,165



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

                                                Eight Months
                                               Ended June 30,
                                                  2000(a)

PG Energy:
Average number of gas sales customers served:
     Residential ............................    140,019
     Commercial .............................     13,872
     Industrial .............................        209
     Public Authorities and Other ...........        314
                                                --------
         Total average customers served .....    154,414
                                                ========

Gas sales in MMcf:
     Residential ............................     14,830
     Commercial .............................      4,969
     Industrial .............................        215
     Public Authorities and Other
                                                --------
                                                     213
         Gas sales billed ...................     20,227
     Net change in unbilled gas sales .......       (314)
                                                --------
         Total gas sales ....................     19,913
                                                ========

Weather:
     Degree days (b) ........................      5,287
     Percent of 30-year measure (c) .........         92%

Gas transported in MMcf .....................     19,403




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

                                                               Gas Utility Customers as of June 30,
                                                                  2000       1999         1998
                                                               ----------  ---------   ----------

Southern Union Gas:
     Austin and other central and south Texas communities ..     183,872     175,596     173,228
     El Paso and other west Texas communities ..............     187,189     182,516     178,812
     Galveston and Port Arthur .............................      50,237      50,543      50,673
     Panhandle and north Texas communities .................      24,584      24,728      24,900
     Rio Grande Valley communities and Eagle Pass ..........      75,608      75,983      76,840
------------------------------------------------------------   ---------   ---------   ---------
                                                                 521,490     509,366     504,453
------------------------------------------------------------   ---------   ---------   ---------

Missouri Gas Energy:
     Kansas City, Missouri Metropolitan Area ...............     379,804     354,189     348,543
     St. Joseph, Joplin, Monett and others .................     104,432     122,883     121,766
------------------------------------------------------------   ---------   ---------   ---------
                                                                 484,236     477,072     470,309
------------------------------------------------------------   ---------   ---------   ---------

PG Energy ..................................................     154,399        --          --

Other (a) ..................................................      25,971      24,947     20,874

Total ......................................................   1,186,096   1,011,385    995,636
============================================================   =========   =========   =========




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

ITEM 3.  Legal Proceedings.

See Commitments and Contingencies in the Notes to Consolidated Financial Statements for a discussion of the Company's legal proceedings. See MD&A -- Cautionary Statement Regarding Forward-Looking Information.

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

     PART II


ITEM 5.Market for the Registrant's Common Stock and Related Stockholder Matters.

     Market Information

Southern Union's common stock is traded on the New York Stock Exchange under the symbol "SUG". The high and low sales prices (adjusted for any stock dividends and stock splits) for shares of Southern Union common stock since July 1, 1998 are set forth below:

                                           $/Share
                                         High     Low

     July 1 to September 15, 2000   $   20.75$   16.00

(Quarter Ended)
     June 30, 2000 ..............       17.27    14.41
     March 31, 2000 .............       18.16    12.63
     December 31, 1999 ..........       20.00    16.61
     September 30, 1999 .........       20.66    17.14

(Quarter Ended)
     June 30, 1999 ..............       20.75    16.78
     March 31, 1999 .............       22.11    15.77
     December 31, 1998 ..........       22.22    16.80
     September 30, 1998 .........       19.33    13.50

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

ITEM 6.  Selected Financial Data.

                                                             As of and for the Year Ended June 30,
                                                   --------------------------------------------------------
                                                 2000(a)      1999(b)      1998(b)      1997        1996
                                                                        (Restated)
                                                      (dollars in thousands, except per share amounts)

Total operating revenues ..................   $  831,704   $  605,231   $  669,304   $  717,031   $  620,391
Earnings from continuing operations (c) ...        9,845       10,445       12,229       19,032       20,839
Earnings per common and common share
     equivalents (d) ......................          .22          .31          .37          .59          .65
Total assets ..............................    2,021,460    1,087,348    1,047,764      990,403      964,460
Common stockholders' equity ...............      734,647      301,058      296,834      267,462      245,915
Short-term debt and capital lease
     obligation ...........................        2,193        2,066        1,777          687          615
Long-term debt and capital lease
     obligation,  excluding current portion      733,774      390,931      406,407      386,157      385,394
Company-obligated mandatorily
     redeemable preferred securities of
      subsidiary trust ....................      100,000      100,000      100,000      100,000      100,000

Average customers served ..................    1,132,699      998,476      979,186      955,838      952,934



(a) The Pennsylvania Operations were acquired on November 4, 1999 and were accounted for as a purchase. The Pennsylvania Operations' assets were included in the Company's consolidated balance sheet at June 30, 2000 and its results of operations have been included in the Company's consolidated results of operations since November 4, 1999. For these reasons, the consolidated results of operations of the Company for the periods subsequent to the acquisition are not comparable to the same periods in prior years.
(b) On December 31, 1997, Southern Union acquired Atlantic for 755,650 pre-split and pre-stock dividend shares of common stock valued at $18,041,000 and cash of $4,436,000.
(c) In March 2001, the Company discovered unauthorized financial derivative energy trading activity by a non-regulated, wholly-owned subsidiary. All such transactions were subsequently closed in April 2001, resulting in a cumulative cash expense of $191,000, net of tax. As of June 30, 2000 the related contracts were marked to market resulting in non-cash losses of $1,207,000, net of tax. As a result, the Company has restated fiscal year 2000 financial information. See Item 7 -- Management's Discussion and Analysis of Results of Operations and Financial Condition. As of June 30, 1998, Missouri Gas Energy wrote off $8,163,000 pre-tax in previously recorded regulatory assets as a result of announced rate orders and court rulings.
(d) Earnings per share for all periods presented were computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year adjusted for (i) the 5% stock dividends distributed on June 30, 2000, August 6, 1999, December 9, 1998, December 10, 1997 and December 10, 1996, and (ii) the 50% stock dividend distributed on July 13, 1998, and the 331/3% stock dividend distributed on March 11, 1996.

     ITEM 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Overview Southern Union Company's core business is the distribution of natural gas as a public utility through: Southern Union Gas; Missouri Gas Energy; Atlantic Utilities, doing business as South Florida Natural Gas (SFNG); PG Energy, acquired on November 4, 1999; and, effective with the acquisitions subsequent to year-end of Providence Energy Corporation, Valley Resources, Inc. and Fall River Gas Company, its New England Division. Southern Union Gas serves 523,000 customers in Texas (including Austin, Brownsville, El Paso, Galveston, Harlingen, McAllen and Port Arthur). Missouri Gas Energy serves 491,000 customers in central and western Missouri (including Kansas City, St. Joseph, Joplin and Monett). PG Energy serves 154,000 customers in northeastern and central Pennsylvania (including Wilkes-Barre, Scranton and Williamsport). SFNG serves 5,000 customers in portions of central Florida (including New Smyrna Beach, Edgewater and areas of Volusia County, Florida). The New England Division serves approximately 286,000 customers in Rhode Island and Massachusetts (including Providence, Newport and Cumberland, Rhode Island, and Fall River, North Attleboro and Somerset, Massachusetts).

On November 4, 1999, the Company acquired Pennsylvania Enterprises, Inc. (hereafter referred to as the Pennsylvania Operations) for approximately 16.7 million pre-stock dividend shares of Southern Union common stock and approximately $36 million in cash plus the assumption of approximately $115 million in long-term debt. The acquisition was accounted for using the purchase method. Pennsylvania Operations' natural gas utility businesses are being operated as the PG Energy division of the Company. Through the acquisition of the Pennsylvania Operations, the Company acquired and now operates a subsidiary that markets a diversified range of energy-related products and services under the name of PG Energy PowerPlus, principally in northeastern and central Pennsylvania. Other subsidiaries that the Company acquired in the Pennsylvania Operations engage in non-regulated activities. The income from the acquired Pennsylvania Operations is consolidated with the Company beginning on November 4, 1999. Thus, the results of operations for the year ended June 30, 2000 are not comparable to prior periods.

See Other Matters -- Acquisitions Subsequent to Year-End for a discussion of acquisitions completed after June 30, 2000.

                              Results of Operations

Net Earnings Southern Union Company's 2000 (fiscal year ended June 30) net earnings were $9,845,000 ($.22 per common share, diluted for outstanding options and warrants -- hereafter referred to as per share), compared with $10,445,000 ($.31 per share) in 1999. The acquisition of the Pennsylvania Operations, net of interest expense on $300,000,000 of 8.25% Senior Notes issued on November 3, 1999, contributed $4,266,000 in net earnings. Throughout fiscal year 2000, the Company continued to experience extremely warm winter weather in all of its service territories. In addition, the Company expended costs associated with unsuccessful acquisition activities and related litigation. Also, during fiscal year 2000, the Company incurred non-cash losses of $1,207,000, net of tax from unauthorized financial derivative energy trading activity. This was partially offset by an increase in the average number of customers served. Though weather in the Southern Union Gas service territories during 2000 was 4% warmer than 1999, gas sales volumes in the corresponding period remained constant due to an increase of 11,000 average number of customers served. In the Missouri service territories weather was 6% warmer during 2000 than 1999 and gas sales volumes in the corresponding period decreased 5%. An increase of 8,000 average number of customers served in Missouri partially offset the decrease in gas sales volumes in 2000. During fiscal years 2000 and 1999, the Company incurred pre-tax costs of $10,363,000 and $3,839,000, respectively, related to an unsuccessful acquisition effort and related litigation, impacting per share earnings by $.13 and $.07, respectively. Average common and common share equivalents outstanding increased 33% in 2000 due to the issuance of 16,713,735 pre-stock dividend shares of the Company's common stock on November 4, 1999 in connection with the acquisition of the Pennsylvania Operations. The Company earned 1.9% on average common equity in 2000.

The Company's 1999 net earnings were $10,445,000 ($.31 per share), compared with $12,229,000 ($.37 per share) in 1998. The decrease was primarily due to the extremely warm winter of 1998/1999, which was experienced in all of the Company's service territories. Weather in the Southern Union Gas service territories during 1999 was 25% warmer than 1998 while gas sales volumes in the corresponding period decreased 13%. Weather in the Missouri service territories during 1999 was 6% warmer than 1998 while gas sales volumes in the corresponding period decreased 10%. A $13,300,000 annual rate increase to be earned volumetrically was granted by the Missouri Public Service Commission (MPSC) to Missouri Gas Energy effective as of September 2, 1998. As a result of the volumetric nature of revenues and unusual warm weather, 1999 net earnings were only marginally impacted by the rate increase. The decrease in net earnings for 1999 is also attributed to $3,839,000 of pre-tax costs associated with various acquisition efforts, impacting per share earnings by $.07. Average common and common share equivalents outstanding increased 3.2% in 1999 due to the issuance of 755,650 pre-split and pre-stock dividend shares of the Company's common stock on December 31, 1997 in connection with the acquisition of Atlantic Utilities Corporation and Subsidiaries (Atlantic). The Company earned 3.5% and 4.3% on average common equity in 1999 and 1998, respectively.

Operating Revenues Operating revenues in 2000 increased $226,473,000, or 37%, to $831,704,000, while gas purchase and other energy costs increased $155,397,000, or 45%, to $497,698,000.

The increase in both operating revenues and gas purchase and other energy costs was primarily due to a 14% increase in gas sales volumes from 105,156 MMcf in 1999 to 119,778 MMcf in 2000 and by a 14% increase in the average cost of gas from $3.23 per Mcf in 1999 to $3.67 per Mcf in 2000. The acquisition of PG Energy contributed 19,913 MMcf of the increase while the remaining operations of the Company resulted in a gas sales volume decrease of 5,291 MMcf. The increase in the average cost of gas is due to increases in average spot market gas prices throughout the Company's distribution system as a result of seasonal impacts on demands for natural gas as well as the current competitive pricing occurring within the entire energy industry. Additionally impacting operating revenues in 2000 was a $2,862,000 increase in gross receipt taxes primarily due to the acquisition of the Pennsylvania Operations. Gross receipt taxes are levied on sales revenues billed to the customers and remitted to the various taxing authorities. Operating revenues in 2000 compared with 1999 were also impacted by a $2,900,000 decrease in revenues under a gas supply incentive plan approved by the MPSC in July, 1996. Under the plan, Southern Union and its Missouri customers shared in certain savings below benchmark levels of gas costs incurred as a result of the Company's gas procurement activities. Operating revenues were marginally impacted by the $13,300,000 annual increase to revenues granted to Missouri Gas Energy, effective as of September 2, 1998, as this rate increase is primarily earned volumetrically and therefore was impacted by the warmer than normal weather in both 2000 and 1999.

Gas purchase costs generally do not directly affect earnings since these costs are passed on to customers pursuant to purchase gas adjustment (PGA) clauses. Accordingly, while changes in the cost of gas may cause the Company's operating revenues to fluctuate, net operating margin is generally not affected by increases or decreases in the cost of gas. Increases in gas purchase costs indirectly affect earnings as the customer's bill increases, usually resulting in increased bad debt and collection costs being recorded by the Company.

Gas transportation volumes in 2000 increased 21,323 MMcf to 77,015 MMcf at an average transportation rate per Mcf of $.43 compared with $.36 in 1999. PG Energy contributed 19,403 MMcf of the increase in 2000. Transportation volumes at Missouri Gas Energy in 2000 were relatively flat and increased from 23,918 MMcf to 25,969 MMcf in 2000 for Southern Union Gas and the Company's pipeline subsidiaries. This increase was primarily due to a 15% increase, or 990 MMcf, in the amount of volumes transported into Mexico by Norteno Pipeline Company (Norteno), a subsidiary of the Company.

Operating revenues in 1999 compared with 1998 decreased $64,073,000, or 10%, to $605,231,000, while gas purchase and other energy costs decreased $63,279,000, or 16%, to $342,301,000.

Operating revenues and gas purchase and other energy costs in 1999 were affected by both a reduction in gas sales volumes and decreases in the cost of gas. Gas sales volumes decreased 9% in 1999 to 105,156 MMcf due to the significantly warmer winter weather in the Missouri and Texas service territories. Gas sales volumes were also impacted by a reduction in average usage per customer throughout the Company's service territories as a result of more energy efficient housing and appliances. The average cost of gas decreased $.26 to $3.23 per Mcf in 1999 due to decreases in average spot market gas prices. The average spot market price of natural gas decreased 16% to $1.88 per MMBtu in 1999. Additionally impacting operating revenues in 1999 was a $2,852,000 decrease in gross receipt taxes due to the mild weather in 1999. Operating revenues in 1999 compared with 1998 were also impacted by a $1,200,000 decrease in revenues under the previously discussed gas supply incentive plan. Operating revenues were favorably impacted by the $13,300,000 annual increase to revenues granted to Missouri Gas Energy, effective as of September 2, 1998. However, as previously stated, the impact from this rate increase was marginal as it is earned volumetrically.

Gas transportation volumes in 1999 decreased 3,461 MMcf to 55,692 MMcf at an average transportation rate per Mcf of $.36 compared with $.33 in 1998. Transportation volumes increased from 30,165 MMcf to 31,774 MMcf in 1999 for Missouri Gas Energy and decreased from 28,988 MMcf to 23,918 MMcf in 1999 for Southern Union Gas and the Company's pipeline subsidiaries. This decrease was mainly caused by a 45% decrease, or 5,190 MMcf, in the amount of volumes transported into Mexico by Norteno.

In 2000, 1999 and 1998, the gas distribution operations in Texas contributed 25%, 29% and 32%, respectively, of the Company's consolidated operating revenues. In 2000, 1999 and 1998, the gas distribution operations in Missouri contributed 44%, 61% and 59%, respectively, of the Company's consolidated operating revenues. In 2000 the gas distribution operations in Pennsylvania contributed 17% of the Company's consolidated operating revenues. Four suppliers provided 55%, 50% and 45% of gas purchases in 2000, 1999 and 1998, respectively.

Net Operating Margin Net operating margin in 2000 (operating revenues less gas purchase and other energy costs and revenue-related taxes) increased by $68,214,000, compared with an increase of $2,058,000, in 1999. Operating margins and earnings are primarily dependent upon gas sales volumes, gas service rates, and in 2000, the timing of the acquisition of the Pennsylvania Operations. The level of gas sales volumes is sensitive to the variability of the weather. If normal weather had been present throughout the Company's service territories in 2000, 1999 and 1998, net operating margin would have increased by approximately $21,214,000, $20,334,000 and $8,443,000, respectively. Texas and Missouri accounted for 32% and 42%, respectively, of the Company's net operating margin in 2000 and 40% and 55%, respectively, in 1999. Pennsylvania accounted for 23% of the Company's net operating margin in 2000.

Weather Weather in the Missouri Gas Energy service territories in 2000 was 80% of a 30-year measure, 6% warmer than in 1999. Weather in the Southern Union Gas service territories in 2000 was 71% of a 30-year measure, 4% warmer than in 1999. Weather in the PG Energy service territories was 92% of a 30-year measure for the eight months ended June 30, 2000. Weather in Missouri in 1999 was 85% of a 30-year measure, 6% warmer than in 1998, while weather in Texas in 1999 was 74% of a 30-year measure, 25% warmer than in 1998.

Customers The average number of customers served in 2000, 1999 and 1998 was 1,132,699, 998,476 and 979,186, respectively. These customer totals exclude Southern Union's 43% equity ownership in a natural gas distribution company in Piedras Negras, Mexico which currently serves 22,000 customers. Southern Union Gas served 518,195 customers in Texas during 2000. Missouri Gas Energy served 483,403 customers in central and western Missouri and PG Energy served 154,414 customers in northeastern and central Pennsylvania during the eight months ended June 30, 2000. SFNG and Atlantic Gas Corporation, a propane subsidiary of the Company, served 4,303 and 1,036 customers, respectively, during 2000. SUPro Energy Company (SUPro), a subsidiary of the Company, served 9,274 propane customers while PG Energy Services Inc. (Energy Services), a subsidiary of the Company, served 19,971 electric, propane and natural gas customers during the eight months ended June 30, 2000.

Operating Expenses Operating, maintenance and general expenses in 2000 increased $26,894,000, or 25%, to $136,587,000. An increase of $23,804,000 was the result of the acquisition of the Pennsylvania Operations. Increased expenses associated with increased bad debt expense and inventory write-downs for SUPro, as well as increases in Company employee benefit costs also contributed to the increase in 2000.

Depreciation and amortization expense in 2000 increased $13,285,000 to $55,140,000. The increase was primarily due to the acquisition of the Pennsylvania Operations and normal growth in plant. Taxes other than on income and revenues, principally consisting of property, payroll and state franchise taxes increased $2,768,000 to $17,269,000 in 2000. The increase was also primarily the result of the acquisition of the Pennsylvania Operations.

Operating, maintenance and general expenses in 1999 increased $2,166,000, or 2%, to $109,693,000. The increase is a result of increased expenses associated with various claims and litigation and increases in employee benefit costs.

Depreciation and amortization expense in 1999 increased $3,416,000 to $41,855,000 as a result of including certain costs into rate base that were previously deferred as provided in the Missouri Gas Energy revenue increase effective as of September 2, 1998 and normal growth in plant. Taxes other than on income and revenues, principally consisting of property, payroll and state franchise taxes increased $296,000 to $14,501,000 in 1999. The increase was primarily due to increases in property taxes resulting from the inclusion of certain plant assets pursuant to the Missouri Gas Energy Safety Program that were previously deferred prior to the September 2, 1998 revenue increase in Missouri. Employees The Company employed 2,285, 1,554, and 1,594 individuals as of June 30, 2000, 1999, and 1998, respectively. After gas purchases and taxes, employee costs and related benefits are the Company's most significant expense. Such expense includes salaries, payroll and related taxes and employee benefits such as health, savings, retirement and educational assistance. During fiscal 2000, the Company agreed to a one-year contract and a three-year contract with two bargaining units representing Pennsylvania employees, which were effective on April 1, 2000 and August 1, 2000, respectively. In December 1998, the Company agreed to five-year contracts with each of the bargaining units representing Missouri employees, which were effective in May 1999.

Interest Expense and Dividends on Preferred Securities Total interest expense in 2000 increased by $15,493,000, or 43%, to $51,492,000. Interest expense on long-term debt and capital leases increased by $17,736,000 in 2000 primarily due to the issuance of $300,000,000 of 8.25% Senior Notes on November 3, 1999, (8.25% Senior Notes) which was used to extinguish $136,000,000 of existing debt of the Pennsylvania Operations at the time of the merger, and the assumption of $45,000,000 of Pennsylvania Operations' debt by the Company.

Interest expense on short-term debt in 2000 decreased $284,000 to $1,266,000 primarily due to the decrease in the average short-term debt outstanding by $6,472,000 to $21,002,000. The average rate of interest on short-term debt increased from 5.6% in 1999 to 6% in 2000.

Total interest expense in 1999 increased by $1,115,000, or 3%, to $35,999,000. Interest expense on long-term debt and capital leases increased by $752,000 in 1999 primarily due to an increase of $14,984,000 in the average capital lease obligation outstanding associated with the installation of an Automated Meter Reading (AMR) system at Missouri Gas Energy. The installation of the AMR system was completed during the first quarter of fiscal year 1999.

Interest expense on short-term debt in 1999 decreased $849,000 to $1,550,000 due to the average short-term debt outstanding during 1999 decreasing $11,631,000 to $27,474,000. The average rate of interest on short-term debt also decreased from 6.1% in 1998 to 5.6% in 1999. Interest expense incurred on PGA liabilities increased $850,000 during 1999 due to lower than anticipated gas supply costs.

Write-Off of Regulatory Assets During 1998, the Company was impacted by pre-tax non-cash write-offs totaling $8,163,000 of previously recorded regulatory assets. Pursuant to a 1989 MPSC order, Missouri Gas Energy is engaged in a major gas safety program. In connection with this program, the MPSC issued an accounting authority order in 1994 which authorized Missouri Gas Energy to defer carrying costs at a rate of 10.54%. The MPSC rate order of January 22, 1997, however, retroactively reduced the 10.54% carrying cost rate used since early 1994 to an Allowance for Funds Used During Construction (AFUDC) rate of approximately 6%. The Company filed an appeal of this portion of the rate order in the Missouri State Court of Appeals, Western District, and on August 18, 1998 was notified that the appeal was denied. This resulted in a one-time non-cash write-off of $5,942,000 by the Company of previously deferred costs in its fiscal year ended June 30, 1998. See Commitments and Contingencies in the Notes to Consolidated Financial Statements.

On August 21, 1998, Missouri Gas Energy was notified by the MPSC of its decision to grant a $13,300,000 annual increase to revenue effective on September 2, 1998, which is primarily earned volumetrically. The MPSC rate order reflected a 10.93% return on common equity. The rate order, however, disallowed certain previously recorded deferred costs associated with the rate filing, requiring a non-cash write-off of $2,221,000. Though the Company has requested a rehearing on significant portions of these disallowances, the Company recorded this charge to earnings in its fiscal year ended June 30, 1998.

Trading Losses In March 2001, the Company discovered unauthorized financial derivative energy trading activity by a non-regulated, wholly-owned subsidiary. During March 2001 and April 2001, all unauthorized trading activity was closed resulting in a cumulative cash expense of $191,000, net of tax. However, due to certain accounting rules, such trading contracts must be recorded at fair value as of each balance sheet date with gains and losses included in earnings. As a result, a restatement of financial information for the fiscal year ended June 30, 2000 and the two subsequent quarters was required. This restatement resulted in non-cash losses of $1,207,000, net of tax, for the fiscal year ended June 30, 2000; $1,726,000, net of tax, for the three-month period ended September 30, 2000; and $3,158,000, net of tax, for the three-month period ended December 31, 2000.

The Audit Committee of the Board of Directors promptly initiated an investigation through the Company's Legal Department with the assistance of outside counsel and independent accountants of the financial derivative trading activities. The Company believes that the investigation has identified all unauthorized trading transactions by the subsidiary. Certain personnel changes have occurred at the subsidiary. Outside counsel and independent accountants have been engaged to review the relevant policies and procedures for possible enhancements.

Other Income (Expense), Net Other expense, net, in 2000 was $9,708,000, compared to $1,814,000 in 1999. Other expense in 2000 included $10,363,000 of costs associated with unsuccessful acquisition efforts and related litigation and $2,236,000 of non-cash trading losses, previously discussed. This was partially offset by net rental income of Lavaca Realty Company (Lavaca Realty) of $1,757,000.

Other expense in 1999 included $3,839,000 of costs associated with various acquisition efforts and a net expense of $619,000 related to the amortization and current deferral of interest and other expenses associated with the Missouri Gas Energy Safety Program. This was partially offset by net rental income of Lavaca Realty of $1,448,000 and equity earnings of $609,000 from Southern Union's 43% equity ownership of a natural gas distribution company in Piedras Negras, Mexico.

Other income in 1998 included $1,671,000 in deferral of interest and other expenses associated with the Missouri Gas Energy Safety Program; realized gains on the sale of investment securities of $1,088,000; and net rental income of Lavaca Realty of $1,119,000. This was partially offset by $885,000 of costs associated with various acquisition efforts.

Federal and State Income Taxes Federal and state income tax expense in 2000, 1999, and 1998 was $9,589,000, $7,109,000 and $7,984,000, respectively. The
Company's consolidated federal and state effective income tax rate was 49%, 40% and 39% in 2000, 1999 and 1998, respectively. The increase in the effective federal and state income tax rate is a result of non-tax deductible amortization of additional purchase cost.

     Liquidity and Capital Resources

Operating Activities The seasonal nature of Southern Union's business results in a high level of cash flow needs to finance gas purchases and other energy costs, outstanding customer accounts receivable and certain tax payments. To provide these funds, as well as funds for its continuing construction and maintenance programs, the Company has historically used its credit facilities along with internally-generated funds. Because of available short-term credit and the ability to obtain various market financing, management believes it has adequate financial flexibility to meet its cash needs.

The Company has increased the scale of its operations and the size of its customer base by pursuing and consummating business combination transactions. On November 4, 1999, the Company acquired the Pennsylvania Operations and, subsequent to year-end, the Company acquired Valley Resources, Inc. (Valley Resources), Fall River Gas Company (Fall River Gas) and Providence Energy Corporation (ProvEnergy). See Other Matters -- Acquisitions Subsequent to Year-End. Acquisitions require substantial financial expenditures which may need to be financed through cash flow from operations or future debt and equity offerings. The availability and terms of any such financing sources will depend upon various factors and conditions such as the Company's combined cash flow and earnings, the Company's resulting capital structure, and conditions in financial markets at the time of such offerings. Acquisitions and financings also affect the Company's combined results due to factors such as the Company's ability to realize any anticipated benefits from the acquisitions, successful integration of new and different operations and businesses, and effects of different regional economic and weather conditions. Future acquisitions or merger-related refinancing may involve the issuance of shares of the Company's common stock, which could have a dilutive effect on the then-current stockholders of the Company. See Other Matters -- Cautionary Statement Regarding Forward-Looking Information.

Cash flow from operating activities in 2000 decreased by $6,331,000 to $70,522,000, and increased by $8,596,000 to $76,853,000 in 1999. Operating activities were impacted by the timing of acquisitions, the non-cash write-off of previously recorded regulatory assets in 1998 discussed above, the timing of natural gas stored in inventory at Missouri Gas Energy and PG Energy and general changes in other operating accounts.

At June 30, 2000, 1999 and 1998, the Company's primary source of liquidity included borrowings available under the Company's credit facilities. A balance of nil and $21,000,000 was outstanding under the credit facilities at June 30, 2000 and 1999, respectively. In May 2000, the Company amended and restated these credit facilities. As of August 31, 2000 there was a balance of $26,320,000 outstanding under these credit facilities.

Investing Activities Cash flow used in investing activities in 2000 increased by $73,314,000 to $154,523,000, and increased by $15,575,000 to $81,209,000 in
1999. Investing activity cash flow was primarily affected by additions to property, plant and equipment, acquisition and sales of operations and sales and purchases of investment securities.

During 2000, 1999 and 1998, the Company expended $100,446,000, $73,147,000 and
$77,018,000, respectively, for capital expenditures excluding acquisitions. These expenditures primarily related to distribution system replacement and expansion. Included in these capital expenditures were $14,286,000, $17,951,000 and $21,125,000 for the Missouri Gas Energy Safety Program in 2000, 1999 and 1998, respectively. Cash flow from operations has historically been utilized to finance capital expenditures and is expected to be the primary source for future capital expenditures.

On November 4, 1999, Southern Union acquired the Pennsylvania Operations for 16,713,735 pre-stock dividend shares of common stock and $36,152,000 in cash. On the date of acquisition, Pennsylvania Operations had $576,000 in cash and cash equivalents. In January 2000, a former subsidiary of the Pennsylvania Operations was sold for $12,150,000. No gain or loss was recognized on this transaction. On December 31, 1997, Southern Union acquired Atlantic for 755,650 pre-split and pre-stock dividend shares of common stock and $4,436,000 of cash. On the date of acquisition, Atlantic had $11,683,000 of cash and cash equivalents.

During 2000, the Company purchased investment securities of $21,001,000. In late June 2000, Capstone Turbine Corporation (Capstone) completed its initial public offering (IPO). As of June 30, 2000 and August 31, 2000, the value of the Company's investment in Capstone was $187,817,000 and $384,753,000, respectively. The Company has classified this investment as current, as it plans to monetize its investment as soon as practicable following the completion of the applicable lock-up periods to which it was subject in connection with the IPO and use the proceeds to reduce outstanding debt. During 1999, the Company purchased investment securities of $7,000,000. During 1998, the Company purchased investment securities of $5,000,000 and had proceeds from the sale of investment securities of $6,531,000.

The Company completed the installation of an AMR system at Missouri Gas Energy during the first quarter of fiscal year 1999. The installation of the AMR system involved an investment of approximately $30,000,000 which is accounted for as a capital lease obligation. As of June 30, 2000, the capital lease obligation outstanding was $25,104,000.

Financing Activities Cash flow from financing activities was $111,830,000 in 2000. Cash flow from financing activities was $4,356,000 in 1999, while a cash flow used in financing activities was $2,623,000 in 1998. Financing activity cash flow changes were primarily due to acquisition financing, repayment of debt, net activity under the revolving credit facilities, purchase of treasury stock and changes in cash overdrafts. As a result of these financing transactions, the Company's total debt to total capital ratio at June 30, 2000 was 46.8%, compared with 49.0% and 50.6% at June 30, 1999 and 1998, respectively. The Company's effective debt cost rate under the current debt structure is 8.03% (which includes interest and the amortization of debt issuance costs and redemption premiums on refinanced debt).

In connection with the acquisition of the Pennsylvania Operations, the Company issued $300,000,000 of 8.25% Senior Notes due 2029 which were used to: (i) fund the cash portion of the consideration to be paid to the Pennsylvania Operations shareholders; (ii) refinance and repay certain debt of Pennsylvania Operations, and (iii) repay outstanding borrowings under the Company's various credit facilities. These senior notes are senior unsecured obligations and will rank equally in right of payment with each other and with the Company's other unsecured and unsubordinated obligations, including the 7.60% Senior Notes due 2024. In connection with the acquisition of the Pennsylvania Operations, the Company assumed $30,000,000 of 8.375% Series First Mortgage Bonds due in December 2002 and $15,000,000 of 9.34% Series First Mortgage Bonds due in 2019.

On August 28, 2000 the Company entered into a short-term bank note (the Term
Note) to fund (i) the cash portion of the consideration to be paid to the Fall River Gas' stockholders, (ii) the all cash consideration to be paid to the ProvEnergy and Valley Resources stockholders, and (iii) all related acquisition costs and refinancing of debt done in connection with these mergers. In September 2000, draws totaling $480,000,000 were made under this Term Note. Remaining commitments under the Term Note are $95,000,000 as of September 28, 2000 to cover any trailing costs. The Term Note expires August 21, 2001 but may be extended at the Company's option through August 26, 2002 for a 12.5 basis point fee. The interest rate on borrowings under the Term Note is a floating rate based on LIBOR or prime interest rates. See Quantitative and Qualification Disclosures About Market Risk. In connection with the acquisitions subsequent to year-end, the Company will assume all these companies' long-term debt outstanding except for approximately $20,000,000 outstanding of Valley Resources' 8% First Mortgage Bonds.

In fiscal year 2001, the Company may choose or need to refinance some portion or all of the short-term bank note. Sources of future or alternative financing that the Company may consider include commercial and investment banks, institutional lenders, institutional investors and public securities markets. The availability and terms of any such financing sources will depend upon various factors and conditions such as the Company's combined cash flow and earnings, the Company's resulting capital structure, and conditions in financial markets at the time of such offerings. Acquisitions and financings will also affect the Company's combined results due to factors such as the Company's ability to realize any anticipated benefits from the mergers and any other acquisitions, successful integration of new and different operations and businesses, and effects of different regional economic and weather conditions. See Other Matters -- Cautionary Statement Regarding Forward-Looking Information.

Southern Union Financing I, a consolidated wholly-owned subsidiary of Southern Union, issued $100,000,000 of Preferred Securities in May 1995. The issuance of the Preferred Securities was part of a $300,000,000 shelf registration filed with the Securities and Exchange Commission on March 29, 1995. Southern Union may sell a combination of preferred securities of financing trusts and senior and subordinated debt securities of Southern Union of up to $196,907,200 (the remaining shelf) from time to time, at prices determined at the time of any offering.

In June 1999, the Company repurchased $20,000,000 of Senior Notes. Depending upon market conditions and available cash balances, the Company may repurchase additional debt securities in the future. See Preferred Securities of Subsidiary Trust and Debt and Capital Lease in the Notes to the Consolidated Financial Statements.

On May 31, 2000, the Company restated and amended its short-term and long-term credit facilities (together referred to as Revolving Credit Facilities). The Company has available $90,000,000 under the short-term facility, which expires May 30, 2001, and $135,000,000 under the long-term facility, which expires on May 31, 2003. The Company has additional availability under uncommitted line of credit facilities (Uncommitted Facilities) with various banks. Borrowings under the facilities are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. The Revolving Credit Facility is subject to a commitment fee based on the rating of the Senior Notes. As of June 30, 2000, the commitment fee was an annualized 0.14%.

The Company had standby letters of credit outstanding of $6,199,000 at June 30, 2000 and $1,622,000 at June 30, 1999, which guarantee payment of various insurance premiums and state taxes.

           Quantitative and Qualitative Disclosures About Market Risk

The Company has long-term debt, Preferred Securities and Revolving Credit Facilities, which subject the Company to the risk of loss associated with movements in market interest rates.

At June 30, 2000, the Company had issued fixed-rate long-term debt, capital lease and Preferred Securities aggregating $835,967,000 in principal amount and having a fair value of $800,934,000. These instruments are fixed-rate and, therefore, do not expose the Company to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $42,660,000 if interest and dividend rates were to decline by 10% from their levels at June 30, 2000. In general, such an increase in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments in the open market prior to their maturity.

The Company presently has no balance outstanding under its Revolving Credit Facilities. The floating-rate obligations under the Revolving Credit Facilities expose the Company to the risk of increased interest expense in the event of increases in short-term interest rates. In connection with the acquisitions subsequent to year-end, the Company entered into the Term Note, as discussed above. At September 28, 2000, the Term Note has a balance outstanding of approximately $480,000,000. The floating rate obligations under the Term Note expose the Company to risk of increased interest expense in the event of increases in short-term interest rates. If the floating rates were to increase by 10% from September 28, 2000 levels, the Company's consolidated interest expense would increase by a total of approximately $300,000 each month in which such increase continued.

The risk of an economic loss is mitigated at this time as a result of the Company's regulated status. Any unrealized gains or losses are accounted for in accordance with the Financial Accounting Standards Board Accounting for the Effects of Certain Types of Regulation as a regulatory asset/liability because the Company believes that its future contributions which are currently recovered through the rate-making process will be adjusted for these gains and losses.

The change in exposure to loss in earnings and cash flow related to interest rate risk from June 30, 1999 to June 30, 2000 is not material to the Company.

See Preferred Securities of Subsidiary Trust and Debt and Capital Lease in the Notes to the Consolidated Financial Statements.

The Company owns approximately 4.2 million shares of Capstone common stock. This investment is classified as "available for sale" under the Financial Accounting Standards Board Accounting for Certain Investments in Debt and Equity Securities. Unrealized gains and losses resulting from changes in the market value of Capstone are recorded in Other Comprehensive Income. The Capstone investment exposes the Company to losses in the fair value of Capstone common stock. A 10% decline in the market value per share of Capstone common stock from the June 30, 2000 levels would result in an $18,800,000 loss in value to the Company.

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

As a result of the unauthorized financial derivative energy trading activity, an open contract of a non-regulated, wholly-owned subsidiary was present at June 30, 2000 for 10,000 MMBtu's of natural gas per day for the contract period of January 2001 to December 2001 at a fixed price of $2.72 per MMBtu. During the contract period, such subsidiary would receive funds if the respective monthly price of natural gas falls below $2.72 and will be required to pay for any amount over $2.72 per MMBtu. The Company has exposure to the changes in gas prices related to fluctuating commodity prices, which can impact the Company's financial position or results of operations, either favorably or unfavorably. A 10% increase in natural gas commodity prices from June 30, 2000 levels would result in a $1,300,000 loss to the Company.

In connection with the acquisition of the Pennsylvania Operations, the Company assumed a guaranty with a bank whereby the Company unconditionally guaranteed payment of financing obtained for the development of PEI Power Park. In March 1999, the Borough of Archbald, the County of Lackawanna, and the Valley View School District (together the Taxing Authorities) approved a Tax Incremental Financing Plan (TIF Plan) for the development of PEI Power Park. The TIF Plan requires that: (i) the Redevelopment Authority of Lackawanna County raise $10,600,000 of funds to be used for infrastructure improvements of the PEI Power Park; (ii) the Taxing Authorities create a tax increment district and use the incremental tax revenues generated from new development to service the $10,600,000 debt; and (iii) PEI Power Corporation, a subsidiary of the Company, guarantee the debt service payments. In May 1999, the Redevelopment Authority of Lackawanna County borrowed $10,600,000 from a bank under a promissory note (TIF
Debt). The TIF Debt has a 12-year term, with a 7.75% annual interest rate, and requires semi-annual principal and interest payments of approximately $725,000 (interest only for the first year). As of June 30, 2000, incremental tax revenues cover approximately 17% of the annual debt service. The balance outstanding on the TIF Debt was $9,805,000 as of June 30, 2000.

         Other Matters

Acquisitions Subsequent to Year-End On September 20, 2000, Southern Union completed the acquisition of Valley Resources for approximately $125 million in cash plus the assumption of $30 million in long-term debt. Valley Resources is engaged in natural gas distribution operating as Valley Gas Company and Bristol and Warren Gas Company which are now included as part of the New England Division of Southern Union. The non-utility subsidiaries of Valley Resources are now subsidiaries of Southern Union. Valley Resources, which is headquartered in Cumberland, Rhode Island, provides natural gas utility service to more than 64,000 customers within a 92 square mile area in the northeastern portion of Rhode Island that has a population of approximately 250,000 and an approximately 15 square mile area in the eastern portion of Rhode Island that has a population of approximately 35,000. The non-utility subsidiaries rent and sell appliances, offer a service contract program, sell liquid propane in Rhode Island and nearby Massachusetts, and distribute as a wholesaler franchised lines to plumbing and heating contractors. Included in the acquisition was Valley Resources' 90% interest in Alternate Energy Corporation, which sells, installs and designs natural gas conversion systems and facilities, is an authorized representative of the ONSI Corporation fuel cell, holds patents for a natural gas/diesel co-firing system and for a device to control the flow of fuel on dual-fuel equipment.

On September 28, 2000, Southern Union completed the acquisition of ProvEnergy for approximately $270 million in cash plus the assumption of $90 million in long-term debt. The ProvEnergy natural gas distribution operations are Providence Gas and North Attleboro Gas. Providence Gas serves approximately 168,000 natural gas customers in Providence and Newport, Rhode Island, and 23 other cities and towns in Rhode Island and Massachusetts. North Attleboro Gas serves approximately 6,000 customers in North Attleboro and Plainville, Massachusetts, towns adjacent to the northeastern Rhode Island border. The ProvEnergy utility service territories encompass approximately 760 square miles with a population of approximately 850,000. These operations are also now included as part of the New England Division of the Company. Subsidiaries of the Company acquired in the ProvEnergy merger are ProvEnergy Oil Enterprises, Inc., Providence Energy Services, Inc., and ProvEnergy Power Company, LLC. ProvEnergy Oil Enterprises, Inc. operates a fuel oil distribution business through its subsidiary, ProvEnergy Fuels, Inc. (ProvEnergy Fuels). ProvEnergy Fuels serves over 14,000 residential and commercial customers in Rhode Island and Massachusetts. Providence Energy Services, Inc., whose operations are planned to be sold, markets natural gas and energy services throughout New England. ProvEnergy Power Company owns 50% of Capital Center Energy Company, LLC., a joint venture formed between ProvEnergy and ERI Services, Inc. to provide retail power.

Also on September 28, 2000, Southern Union completed the acquisition of Fall River Gas for approximately 1.5 million shares of Southern Union common stock and approximately $27 million in cash plus assumption of $20 million in long-term debt. Also now included as a part of the New England Division of the Company, Fall River Gas serves approximately 48,000 customers in the city of Fall River and the towns of Somerset, Swansea and Westport, all located in southeastern Massachusetts. Fall River Gas' non-regulated subsidiary, Fall River Gas Appliance Company, Inc., is now a subsidiary of Southern Union. Headquartered in Fall River, Massachusetts, Fall River Gas Appliance Company, Inc., rents water heaters and conversion burners (primarily for residential use) in Fall River Gas' service area.

The aforementioned acquisitions subsequent to year-end will be accounted for under the purchase method.

     Foreign Operations On July 23, 1997, Energia Estrella del Sur, S. A. de C. V., a wholly-owned subsidiary of Southern Union Energy International, Inc. and Southern Union International Investments, Inc., both subsidiaries of the Company, acquired an equity ownership in a natural gas distribution company and other operations which currently serves 22,000 customers in Piedras Negras, Mexico, which is across the border from the Company's Eagle Pass, Texas service area. Southern Union currently has a 43% equity ownership in this company. Financial results of foreign operations did not have a significant impact on the Company's financial results during 2000, 1999 and 1998.

Stock Splits and Dividends On June 30, 2000, August 6, 1999 and December 9, 1998, Southern Union distributed a 5% common stock dividend to stockholders of record on June 19, 2000, July 23, 1999 and November 23, 1998. A portion of each of these 5% stock dividends was characterized as a distribution of capital due to the level of the Company's retained earnings available for distribution as of the declaration date. Additionally, Southern Union distributed an annual 5% common stock dividend on December 10, 1997. On July 13, 1998, a three-for-two stock split was distributed in the form of a 50% stock dividend. Unless otherwise stated, all per share data included herein and in the accompanying Consolidated Financial Statements and Notes thereto have been restated to give effect to the stock split and stock dividends.

Contingencies The Company is investigating the possibility that the Company or predecessor companies may have been associated with Manufactured Gas Plant (MGP) sites in its former service territories, principally in Arizona and New Mexico, and present service territories in Texas, Missouri and its newly acquired service territories in Pennsylvania. While the Company's evaluation of these Texas, Missouri, Arizona, New Mexico and Pennsylvania MGP sites is in its preliminary stages, it is likely that some compliance costs may be identified and become subject to reasonable quantification. Certain MGP sites located within the Company's service territories are currently the subjects of governmental actions.

On February 1, 1999, Southern Union submitted a proposal to the Board of Directors of Southwest Gas Corporation (Southwest) to acquire all of Southwest's outstanding common stock for $32.00 per share. Southwest then had a pending merger agreement with ONEOK, Inc. (ONEOK) at $28.50 per share. On February 22, 1999, Southern Union and Southwest both publicly announced Southern Union's proposal, after the Southwest Board of Directors determined that Southern Union's proposal was a Superior Proposal (as defined in the Southwest merger agreement with ONEOK). At that time Southern Union entered into a Confidentiality and Standstill Agreement with Southwest at Southwest's insistence. (This agreement expired on its own terms in August 2000.) On April 25, 1999, Southwest's Board of Directors rejected Southern Union's $32.00 per share offer and accepted an amended offer of $30.00 per share from ONEOK. On April 27, 1999, Southern Union increased its offer to $33.50 per share and agreed to pay interest which, together with dividends, would provide Southwest shareholders with a 6% annual rate of return on its $33.50 offer, commencing February 15, 2000, until closing. According to public statements by Southwest, Southern Union's revised proposal was also rejected by Southwest's Board of Directors. On January 21, 2000, ONEOK terminated its agreement to merge with Southwest.

There are several lawsuits pending that relate to activities surrounding Southern Union's efforts to acquire Southwest. In addition, there is before the
U. S. Court of Appeals for the Tenth Circuit, an appeal by Southern Union of a preliminary injunction entered by the U. S. District Court for the Northern District of Oklahoma. Southern Union intends to pursue vigorously pursue its claims against Southwest, ONEOK, and certain individual defendants, and defend itself vigorously against the claims by Southwest and ONEOK. See Commitments and Contingencies in the Notes to Consolidated Financial Statements for a discussion of these lawsuits.

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

     See Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Inflation The Company believes that inflation has caused and will continue to cause increases in certain operating expenses and has required and will continue to require assets to be replaced at higher costs. The Company continually reviews the adequacy of its gas service rates in relation to the increasing cost of providing service and the inherent regulatory lag in adjusting those rates.

Regulatory The majority of the Company's business activities are subject to various regulatory authorities. The Company's financial condition and results of operations have been and will continue to be dependent upon the receipt of adequate and timely adjustments in rates. Gas service rates, which consist of a monthly fixed charge and a gas usage charge, are established by regulatory authorities and are intended to permit utilities the opportunity to recover operating, administrative and financing costs and to have the opportunity to earn a reasonable return on equity. The monthly fixed charge provides a base revenue stream while the usage charge increases the Company's revenues and earnings in colder weather when natural gas usage increases.

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

Pursuant to a 1989 MPSC order, Missouri Gas Energy is engaged in a major gas safety program in its service territories. This program includes replacement of company- and customer-owned gas service and yard lines, the movement and resetting of meters, the replacement of cast iron mains and the replacement and cathodic protection of bare steel mains. In recognition of the significant capital expenditures associated with this safety program, the MPSC permits the deferral, and subsequent recovery through rates, of depreciation expense, property taxes and associated carrying costs. The continuation of the Missouri Gas Energy Safety Program will result in significant levels of future capital expenditures. The Company estimates incurring capital expenditures of $15,631,000 in fiscal 2001 related to this program which are expected to be financed through cash flow from operations. See Utility Regulation and Rates and Commitments and Contingencies in the Notes to Consolidated Financial Statements.

In August 1997, the MPSC issued an order authorizing Missouri Gas Energy to begin making semi-annual purchase gas adjustments (PGA) in November and April, instead of more frequent adjustments as previously made. Additionally, the order authorized Missouri Gas Energy to establish an Experimental Price Stabilization Fund for purposes of procuring natural gas financial instruments to hedge a minimal portion of its gas purchase costs for the winter heating season. The cost of purchasing these financial instruments and any gains derived from such activities are passed on to the Missouri customers through the PGA. Accordingly, there is no earnings impact as a result of the use of these financial instruments. These procedures help stabilize the monthly heating bills for Missouri customers. The Company believes it bears minimal risk under the authorized transactions.

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

The Company is continuing to pursue certain changes to rates and rate structures that are intended to reduce the sensitivity of earnings to weather including weather normalization clauses and higher monthly fixed service charges. Southern Union Gas has weather normalization clauses in the City of Austin, El Paso environs, Port Arthur, Galveston and in two other service areas in Texas. These clauses allow for the adjustments that help stabilize customers' monthly bills and the Company's earnings from the varying effects of weather.

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

The Company incurred costs of approximately $2,922,000 to complete this project. The Company also expects to spend approximately $1,500,000 in equipment leasing expenses that will be incurred over the life of the equipment that were incurred in order to be Year 2000 compliant.

Accounting Pronouncements In June 1998, the Financial Accounting Standards Board
(FASB) issued Accounting for Derivative Instruments and Hedging Activities. The Statement, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000; the Company as required will adopt the Statement on July 1, 2000. The Statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. During the Company's implementation procedures, the Company identified a fair value hedge, cash flow hedges and gas purchase contracts that are considered derivatives under the Statement. Based on the Company's risk exposure, the Company does not anticipate a material effect on its financial position, results of operations or cash flows resulting from counterparty non-performance.

The Company entered into an interest rate swap to reduce exposure to changes in fair value of fixed interest payments related to a lease commitment. For fair-value hedge transactions in which the Company is hedging changes in an asset's, liability's or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. The Company estimates that the transition adjustment related to the fair value hedge will be immaterial to the financial statements.

The Company is party to two interest rate swaps designed to hedge exposure to variability in cash flows from interest rate changes on variable rate debt. For cash flow hedges related to a variable-rate asset, liability or a forecasted transaction, changes in the fair value attributed to the effective portion of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. The Company estimates that it will record a net-of-tax cumulative-effect-type adjustment of $960,000 gain in accumulated other comprehensive income to recognize at fair value all derivative instruments that will be designated as cash flow hedging instruments.

The Company's assessment also identified two gas purchase contracts at its recently acquired PG Energy Division that have been determined to be derivatives that do not qualify for hedge accounting treatment under the Statement. The Company estimates that it will record a net-of-tax cumulative effect-type adjustment of $700,000 gain in earnings to recognize the fair value of the derivative instruments that do not qualify for hedge accounting treatment under the Statement. These derivatives will be reflected at quoted or estimated market value with resulting gains and losses included in operating income in the Consolidated Statement of Income.

Energy trading contracts entered into for speculative purposes are recorded at fair value as of each balance sheet date with gains and losses included in earnings.

In December 1999, the Securities Exchange Commission staff issued a Staff Accounting Bulletin, Revenue Recognition, which provides guidance on the recognition and disclosure of revenues. Implementation of this Staff Accounting Bulletin is required by the fourth quarter of 2001 and will have no effect on the Company's Consolidated Financial Statements.

See the Notes to Consolidated Financial Statements for other accounting pronouncements followed by the Company.

Cautionary Statement Regarding Forward-Looking Information This Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Annual Report on Form 10-K/A contain forward-looking statements that are based on current expectations, estimates and projections about the industry in which the Company operates, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are outside the Company's control. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to put undue reliance on such forward-looking statements. Stockholders may review the Company's reports filed in the future with the Securities and Exchange Commission for more current descriptions of developments that could cause actual results to differ materially from such forward-looking statements.

Factors that could cause or contribute to actual results differing materially from such forward-looking statements include the following: cost of commodity prices; gas sales volumes; weather conditions in the Company's service territories; the achievement of operating efficiencies and the purchases and implementation of new technologies for attaining such efficiencies; impact of relations with labor unions of bargaining-unit employees; the receipt of timely and adequate rate relief; the outcome of pending and future litigation; governmental regulations and proceedings affecting or involving the Company; unanticipated environmental liabilities; changes in business strategy; the risk that the businesses acquired and any other businesses or investments that Southern Union has acquired or may acquire may not be successfully integrated with the businesses of Southern Union; and the nature and impact of any extraordinary transactions such as any acquisition or divestiture of a business unit or any assets. These are representative of the factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions, and general economic conditions, including interest rate fluctuations, federal, state and local laws and regulations affecting the retail gas industry or the energy industry generally, and other factors.

ITEM 8.  Financial Statements and Supplementary Data.

The information required here is included in the report as set forth in the Index to Consolidated Financial Statements on page F-1.

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

     PART IV


ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) and (2)    Financial Statements and Financial Statement Schedules.
                  See Index to Consolidated Financial Statements set forth on page F-1.

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

Exhibit No.                                                         Description

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

Exhibit No.                                                       Description

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

      21      Subsidiaries of the Company.




*     Indicates Management Compensation Plan.
Exhibit No.                                                         Description

      23      Consent of Independent Accountants.

      24      Power of Attorney.



     (b) Reports on Form 8-K. Southern Union's Current Report on Form 8-K dated June 5, 2000 providing certain historical financial statements and related notes thereto of Valley Resources, Inc. and Providence Energy Corporation.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Southern Union has duly caused this report to be signed by the undersigned, thereunto duly authorized, on April 25, 2001.


                             SOUTHERN UNION COMPANY


                             By    RONALD J. ENDRES
                                   -------------------------
                                   Ronald J. Endres
                                   Executive Vice President and Chief Financial
                                   Officer



                              By    DAVID J. KVAPIL
                                    -------------------------
                                    David J. Kvapil
                                  Senior Vice President and Corporate Controller (Principal Accounting Officer)

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                                 Page
                                                                                                                -------

Financial Statements
     Consolidated statement of operations -- years ended June 30, 2000, 1999 and 1998.....................      F-2
     Consolidated balance sheet -- June 30, 2000 and 1999.................................................      F-3 to F-4
     Consolidated statement of cash flows -- years ended June 30, 2000, 1999 and 1998.....................      F-5
     Consolidated statement of common stockholders' equity -- years ended June 30, 2000,
         1999 and 1998....................................................................................      F-6
     Notes to consolidated financial statements...........................................................      F-7 to F-28
     Report of independent accountants....................................................................      F-29


All schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                               Year Ended June 30,
                                                        2000           1999           1998
                                                                    (Restated)
                                                      (thousands of dollars, except shares
                                                                      and
                                                               per share amounts)

Operating revenues ..............................   $    831,704    $    605,231    $    669,304
Cost of gas and other energy ....................        497,698         342,301         405,580
-------------------------------------------------   ------------    ------------    ------------
     Operating margin ...........................        334,006         262,930         263,724
Revenue related taxes ...........................        (34,896)        (32,034)        (34,886)
-------------------------------------------------   ------------    ------------    ------------
     Net operating margin .......................        299,110         230,896         228,838

Operating expenses:
     Operating, maintenance and general .........        136,587         109,693         107,527
     Depreciation and amortization ..............         55,140          41,855          38,439
     Taxes, other than on income and revenues ...         17,269          14,501          14,205
-------------------------------------------------   ------------    ------------    ------------
         Total operating expenses ...............        208,996         166,049         160,171
         Net operating revenues .................         90,114          64,847          68,667
-------------------------------------------------   ------------    ------------    ------------
Other income (expenses):
     Interest ...................................        (51,492)        (35,999)        (34,884)
     Dividends on preferred securities of
          subsidiary trust ......................         (9,480)         (9,480)         (9,480)
     Write-off of regulatory assets .............           --              --            (8,163)
     Other, net .................................         (9,708)         (1,814)          4,073
-------------------------------------------------   ------------    ------------    ------------
         Total other expenses, net ..............        (70,680)        (47,293)        (48,454)
-------------------------------------------------   ------------    ------------    ------------

Earnings before income taxes ....................         19,434          17,554          20,213

Federal and state income taxes ..................          9,589           7,109          7,984
-------------------------------------------------   ------------    ------------    ------------

Net earnings available for common stock .........   $      9,845    $     10,445    $    12,229
=================================================   ============    ============    ============

Net earnings per share:
     Basic ......................................   $        .23    $        .32    $       .38
                                                    ============    ============    ============
     Diluted ....................................   $        .22    $        .31    $       .37
                                                    ============    ============    ============

Weighted average shares outstanding:
     Basic ......................................     43,427,728      32,437,242      31,925,072
=================================================   ============    ============    ============
     Diluted ....................................     45,400,778      34,216,984      33,169,295
                                                    ============    ============    ============












                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



     ASSETS

                                                                                    June 30,
                                                                               2000            1999
                                                                                -------------------
                                                                                      (Restated)

                                                                                (thousands of dollars)

Property, plant and equipment:
     Plant in service .....................................................   $ 1,580,077    $ 1,106,905
     Construction work in progress ........................................        30,192         13,271
                                                                              -----------    -----------

                                                                                1,610,269      1,120,176
     Less accumulated depreciation and amortization .......................      (509,947)      (376,212)
                                                                              -----------    -----------

                                                                                1,100,322        743,964
     Additional purchase cost assigned to utility plant, net of accumulated
         amortization of $39,551,000 and $31,115,000, respectively ........       386,839        134,296
                                                                              -----------    -----------


         Net property, plant and equipment ................................     1,487,161        878,260


Current assets:
     Cash and cash equivalents ............................................        27,829           --
     Accounts receivable, billed and unbilled, net ........................        74,959         50,693
     Inventories, principally at average cost .............................        60,259         29,373
     Investment securities ................................................       187,817           --
     Prepayments and other ................................................           877          4,692
                                                                              -----------    -----------
         Total current assets .............................................       351,741         84,758

Deferred charges ..........................................................       145,006         96,635

Investment securities .....................................................        10,489         12,000

Real estate ...............................................................         9,461          9,420

Other .....................................................................        17,602          6,275


     Total assets .........................................................   $ 2,021,460    $ 1,087,348
                                                                              ===========    ===========





                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Continued)



                      STOCKHOLDERS' EQUITY AND LIABILITIES


                                                                                      June 30,
                                                                                2000             1999
                                                                             -----------    ------------
                                                                                     (Restated)
                                                                                (thousands of dollars)

Common stockholders' equity:
     Common stock, $1 par value; authorized 200,000,000 shares; issued
         50,521,004 shares at June 30, 2000 ...............................   $    50,521    $    31,240
     Premium on capital stock .............................................       599,835        276,610
     Less treasury stock:  1,010,077 and 51,625 shares at cost at June 30,
         2000 and 1999, respectively ......................................       (15,554)          (794)
     Less common stock held in Trust: 964,577 and 281,939, respectively,
         shares ...........................................................       (15,330)        (5,562)
     Accumulated other comprehensive income ...............................       115,175           (436)
     Retained earnings ....................................................          --              --
                                                                              -----------    -----------

                                                                                  734,647        301,058

Company-obligated mandatorily redeemable preferred securities of subsidiary
     trust holding solely subordinated notes of Southern Union ............       100,000        100,000

Long-term debt and capital lease obligation ...............................       733,774        390,931
                                                                              -----------    -----------

         Total capitalization .............................................     1,568,421        791,989

Current liabilities:
     Long-term debt and capital lease obligation due within one year ......         2,193          2,066
     Notes payable ........................................................             3         21,003
     Accounts payable .....................................................        77,488         37,834
     Federal, state and local taxes .......................................         7,359         13,300
     Accrued interest .....................................................        15,922         12,176
     Customer deposits ....................................................        17,255         17,682
     Deferred gas purchases ...............................................        11,708         22,955
     Other ................................................................        30,778         16,612
                                                                              -----------    -----------

         Total current liabilities ........................................       162,706        143,628

Deferred credits and other ................................................       106,823         81,493

Accumulated deferred income taxes .........................................       183,510         70,238

Commitments and contingencies .............................................          --             --




         Total stockholders' equity and liabilities .......................   $ 2,021,460     $1,087,348
                                                                              ===========    ===========



                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                              Year Ended  June 30,
                                                                         2000        1999       1998
                                                                                 (Restated)
                                                                           (thousands of dollars)

Cash flows from operating activities:
     Net earnings ................................................   $   9,845    $  10,445    $  12,229
     Adjustments to reconcile net earnings to net cash flows from operating activities:
         Depreciation and amortization ...........................      55,140       41,855       38,439
         Deferred income taxes ...................................         435        7,867        6,363
         Provision for bad debts .................................       4,998        3,279        5,461
         Write-off of regulatory assets ..........................         --           --         8,163
         Financial derivative trading losses .....................       2,236         --           --
         Deferred interest expense ...............................        (312)         619       (1,671)
         Gain on sale of investment securities ...................        --           --         (1,088)
         Other ...................................................       1,708        1,004        1,447
         Changes in assets and liabilities, net of acquisitions:
              Accounts receivable, billed and unbilled ...........      (3,830)        (212)         132
              Accounts payable ...................................      22,602        5,228       (7,066)
              Taxes and other liabilities ........................      (5,636)      (1,240)         146
              Customer deposits ..................................      (3,407)          (4)         201
              Deferred gas purchases .............................     (15,114)      10,698        8,693
              Inventories ........................................          91       (3,213)      (4,361)
              Other ..............................................       1,766          527        1,169
------------------------------------------------------------------   ---------    ---------    ---------
         Net cash flows from operating activities ................      70,522       76,853       68,257
------------------------------------------------------------------   ---------    ---------    ---------

Cash flows from (used in) investing activities:
     Additions to property, plant and equipment ..................    (100,446)     (73,147)     (77,018)
     Acquisition of operations, net of cash received .............     (38,366)        --          6,502
     Purchase of investment securities ...........................     (21,001)      (7,000)      (5,000)
     Increase in customer advances ...............................       1,350        2,139        3,562
     Decrease in deferred charges and credits ....................      (3,657)      (4,086)      (1,786)
     Proceeds from sale of investment securities .................       --           --          6,531
     Proceeds from sale of subsidiary ............................      12,150         --           --
     Other .......................................................      (4,553)         885       1,575
------------------------------------------------------------------   ---------    ---------    ---------

         Net cash flows used in investing activities .............    (154,523)     (81,209)    (65,634)
------------------------------------------------------------------  ---------     ---------    ---------

Cash flows from (used in) financing activities:
     Issuance of long-term debt ..................................     300,000         --           --
     Issuance cost of debt .......................................      (7,292)        --           --
     Premium on early extinguishment of debt .....................        (719)        --           --
     Purchase of treasury stock ..................................     (14,425)        --           --
     Repayment of debt and capital lease obligation ..............    (138,791)     (20,837)      (1,309)
     Net borrowings (payments) under revolving credit facilities .     (21,000)      19,403         --
     Increase (decrease) in cash overdrafts ......................      (6,655)       6,033         (945)
     Other .......................................................         712         (243)        (369)
------------------------------------------------------------------   ---------    ---------    ---------
         Net cash flows from (used in) financing activities .....     111,830         4,356       (2,623)
-----------------------------------------------------------------    ---------    ---------    ---------

Increase in cash and cash equivalents ...........................      27,829         --           --
Cash and cash equivalents at beginning of year ..................       --           --            --
-----------------------------------------------------------------   ---------     ---------    ---------
Cash and cash equivalents at end of year .......................    $  27,829     $    --      $      --
                                                                    =========     =========    =========

Cash paid for interest, net of amounts capitalized, in 2000, 1999 and 1998 was $57,735,000, $45,039,000 and $33,997,000, respectively. Cash paid for income taxes in 2000, 1999 and 1998 was $4,311,000, $1,194,000 and $4,511,000,
respectively.





                             See accompanying notes.



                    SOUTHERN UNION COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                    Common  Accumulated
                                                   Common     Premium    Treasury   Stock      Other
                                                   Stock,$1  on Capital  Stock, at  Held in  Comprehen-   Retained
                                                  Par Value    Stock       Cost      Trust   sive Income  Earnings   Total
                                                  ---------  ---------   ---------  -------  ------------ --------  --------
                                                                           (thousands of dollars)

Balance July 1, 1997 ..........................   $ 17,171   $ 225,252   $  (794)   $   --    $  664    $ 25,169    $ 267,462

   Comprehensive income:
     Net earnings .............................        --          --         --        --        --      12,229       12,229
     Reclassification adjustment for
       gains included in net income ...........        --          --         --         --     (664)        --         (664)
                                                                                                                   ---------
     Comprehensive income .....................                                                                       11,565
                                                                                                                   ---------
   5% stock dividend ..........................       856      19,802         --         --       --     (20,658)        --
   Three-for-two stock split ..................     9,400      (9,400)        --         --       --          (2)        (2)
   Issuance of stock for acquisition ..........       756      17,285         --         --       --          --     18,041
   Exercise of stock options ..................        69        (301)        --         --       --          --       (232)
                                                ---------    --------    -------    -------   ------    --------   --------
Balance June 30, 1998 .........................    28,252     252,638       (794)        --       --      16,738    296,834

   Comprehensive income:
     Net earnings .............................        --          --         --         --       --      10,445     10,445
     Minimum pension liability
       adjustment; net of tax .................        --          --         --         --     (436)        --        (436)
                                                                                                                  ---------
     Comprehensive income .....................                                                                      10,009
                                                                                                                   ---------
   Common stock held in trust .................        --          --         --     (5,562)      --         --      (5,562)
   5% stock dividend -- declared
       November 11, 1998 ......................       1,411       7,483       --        --        --     (8,898)         (4)
   5% stock dividend -- declared
       July 13, 1999 ..........................       1,485      16,797       --        --        --    (18,285)         (3)
   Exercise of stock options ..................          92        (308)      --        --        --         --        (216)
                                                  ---------   ---------   ------  ---------  --------- ---------    ---------
Balance June 30, 1999 .........................      31,240     276,610     (794)   (5,562)     (436)        --      301,058

   Comprehensive income:
     Net earnings (restated) ..................        --          --         --        --        --       9,845       9,845
     Unrealized gain in investment
       securities, net of tax .................        --          --         --        --    115,175         --     115,175
     Minimum pension liability
       adjustment; net of tax .................        --          --         --        --        436         --         436
                                                                                                                   ---------
     Comprehensive income .....................                                                                      125,456
                                                                                                                   ---------
   Common stock held in trust .................        --          --         --    (10,037)       --         --     (10,037)
   5% stock dividend (restated) ...............       2,359     7,452         --        --         --     (9,845)        (34)
   Purchase of treasury stock .................        --         --     (14,425)       --         --         --     (14,425)
   Issuance of stock for acquisition ..........      16,714   315,235         --        --         --         --     331,949
   Exercise of stock options ..................         208       538       (335)      269         --         --         680
                                                  ---------   ---------  -------  --------   ---------   ---------   -------
Balance June 30, 2000 (restated) ..............   $  50,521   $599,835   $(15,554) $(15,330) $ 115,175   $    --     $734,647
===============================================   =========   =========  ========= ========= =========   =========   ========










                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                  I Summary of Significant Accounting Policies

Operations Southern Union Company (Southern Union and, together with its wholly-owned subsidiaries, the Company), is a public utility primarily engaged in the distribution and sale of natural gas to residential, commercial and industrial customers located (during the periods reflected) primarily in Texas, Missouri and Pennsylvania. See Acquisitions -- Acquisitions Subsequent to Year-End. Subsidiaries of Southern Union also market natural gas to end-users, distribute propane, operate natural gas pipeline systems and sell commercial gas air conditioning and other gas-fired engine-driven applications. The Company has also entered the electric generation and marketing business through the recent acquisition of Pennsylvania Enterprises, Inc. (hereafter referred to as the Pennsylvania Operations). Certain subsidiaries own or hold interests in real estate and other assets, which are primarily used in the Company's utility business. Substantial operations of the Company are subject to regulation. Accounting policies conform to the Financial Accounting Standards Board (FASB) standard, Accounting for the Effects of Certain Types of Regulation in the case of regulated operations.

Principles of Consolidation The consolidated financial statements include the accounts of Southern Union and its wholly-owned subsidiaries. Investments in which the Company has significant influence over the operations of the investee and the Company owns a 20% to 50% interest are accounted for using the equity method. All significant intercompany accounts and transactions are eliminated in consolidation. All dollar amounts in the tables herein, except per share amounts, are stated in thousands unless otherwise indicated.

Gas Utility Revenues and Gas Purchase Costs Gas utility customers are billed on a monthly-cycle basis. The related cost of gas and revenue taxes are matched with cycle-billed revenues through utilization of purchased gas adjustment provisions in tariffs approved by the regulatory agencies having jurisdiction. Revenues from gas delivered but not yet billed are accrued, along with the related gas purchase costs and revenue-related taxes. The distribution and sale of natural gas in Texas, Missouri and Pennsylvania contributed in excess of 85% of the Company's total revenue, net earnings and identifiable assets in 2000, 1999 and 1998. Four suppliers provided 55%, 50% and 45% of the Company's gas purchases in 2000, 1999 and 1998, respectively.

Earnings Per Share The Company's earnings per share presentation conforms to the FASB standard, Earnings per Share. All share and per share data have been restated for all stock dividends and stock splits unless otherwise noted.

Accumulated Other Comprehensive Income In 1999, the Company adopted Reporting Comprehensive Income, an FASB standard which established rules for the reporting of comprehensive income and its components. The main components of comprehensive income that relate to the Company are net earnings, unrealized holding gains on investments and additional minimum pension liability adjustments, all of which are presented in the consolidated statement of stockholders' equity. Prior to adoption, the unrealized holding gains were presented as part of stockholders' equity and the pension liability adjustments were presented in the consolidated balance sheet.

Unrealized holding gains on investment securities were $115,175,000, nil and nil in 2000, 1999 and 1998, respectively. The reclassification adjustment for gains included in net income, net of tax, for reporting other comprehensive income was nil, nil and $664,000 in 2000, 1999 and 1998, respectively. The unrealized holding gains on investment securities and the reclassification adjustment for gains are combined and reflected on the consolidated statement of stockholders' equity.

Credit Risk Concentrations of credit risk in trade receivables are limited due to the large customer base with relatively small individual account balances. In addition, Company policy requires a deposit from certain customers. The Company has recorded an allowance for doubtful accounts totaling $7,503,000, $6,588,000, $8,267,000 and $10,765,000 at June 30, 2000, 1999, 1998 and 1997, respectively.
The allowance for doubtful accounts is increased for estimated uncollectible accounts and reduced for the write-off of trade receivables.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Fair Value of Financial Instruments The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their fair value. The fair value of the Company's preferred securities of subsidiary trust and long-term debt is estimated using current market quotes and other estimation techniques.

Inventories Inventories consist of natural gas in underground storage and materials and supplies. Natural gas in underground storage of $51,869,420 and $23,680,000 at June 30, 2000 and 1999, respectively, consists of 15,226,000 and 10,429,000 British thermal units, respectively.

Segment Reporting The FASB standard, Disclosures about Segments of an Enterprise and Related Information, requires disclosure of segment data based on how management makes decisions about allocating resources to segments and measuring performance. The Company is principally engaged in the gas distribution industry in the United States and has no other reportable industry segments.

New Pronouncements In June 1998, the FASB issued Accounting for Derivative Instruments and Hedging Activities. The Statement, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000; the Company as required will adopt the Statement on July 1, 2000. The Statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. During the Company's implementation procedures, the Company identified a fair value hedge, cash flow hedges and gas purchase contracts that are considered derivatives under the Statement. Based on the Company's risk exposure, the Company does not anticipate a material effect on its financial position, results of operations or cash flows resulting from counterparty non-performance.

The Company entered into an interest rate swap to reduce exposure to changes in fair value of fixed interest payments related to a lease commitment. For fair-value hedge transactions in which the Company is hedging changes in an asset's, liability's or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. The Company estimates that the transition adjustment related to the fair value hedge will be immaterial to the financial statements.

The Company is party to two interest rate swaps designed to hedge exposure to variability in cash flows from interest rate changes on variable rate debt. For cash flow hedges related to a variable-rate asset, liability or a forecasted transaction, changes in the fair value attributed to the effective portion of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. The Company estimates that it will record a net-of-tax cumulative-effect-type adjustment of $960,000 gain in accumulated other comprehensive income to recognize at fair value all derivative instruments that will be designated as cash flow hedging instruments.

The Company's assessment also identified two gas purchase contracts at its recently acquired PG Energy Division that have been determined to be derivatives that do not qualify for hedge accounting treatment under the Statement. The Company estimates that it will record a net-of-tax cumulative effect-type adjustment of $700,000 gain in earnings to recognize the fair value of the derivative instruments that do not qualify for hedge accounting treatment under the Statement. These derivatives will be reflected at quoted or estimated market value with resulting gains and losses included in operating income in the Consolidated Statement of Income.

Energy trading contracts entered into for speculative purposes are recorded at fair value as of each balance sheet date with gains and losses included in earnings.

         SOUTHERN UNION COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



In December 1999, the Securities Exchange Commission staff issued a Staff Accounting Bulletin, Revenue Recognition, which provides guidance on the recognition and disclosure of revenues. Implementation of this StaffAccounting Bulletin is required by the fourth quarter of 2001 and will have no effect on the Company's Consolidated Financial Statements.

Use of Estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                 II Restatement

In March 2001, the Company discovered unauthorized financial derivative energy trading activity by a non-regulated, wholly-owned subsidiary. During March 2001 and April 2001, all unauthorized trading activity was closed resulting in a cumulative cash expense of $191,000, net of tax. However, due to certain accounting rules, such trading contracts must be recorded at fair value as of each balance sheet date with gains and losses included in earnings. As a result, a restatement of financial information for the fiscal year ended June 30, 2000 and the two subsequent quarters was required. This restatement resulted in non-cash losses of $1,207,000, net of tax, ($.02 per diluted share) for the fiscal year ended June 30, 2000. Additionally, a portion of the 5% common stock dividend which was previously reported in 2000 as a reduction of retained earnings has been reclassified to premium on capital stock.

                                III Acquisitions

Pennsylvania Enterprises, Inc.

On November 4, 1999, the Company acquired the Pennsylvania Operations in a transaction valued at approximately $500 million, including assumption of long-term debt of approximately $115 million. The Company issued approximately
16.7 million pre-stock dividend shares of common stock and paid approximately $36 million in cash to complete the transaction. The Pennsylvania Operations are headquartered in Wilkes-Barre, Pennsylvania with natural gas distribution being its primary business. The principal operating division of the Pennsylvania Operations is the PG Energy division of the Company which serves more than 154,000 gas customers in northeastern and central Pennsylvania. Subsidiaries of the Company included in the Pennsylvania Operations include PG Energy Services Inc., (Energy Services), Keystone Pipeline Services, Inc. (Keystone, a wholly-owned subsidiary of PG Energy Services Inc.), PEI Power Corporation, and Theta Land Corporation. Through Energy Services the Company markets a diversified range of energy-related products and services under the name of PG Energy PowerPlus and supplies propane under the name of PG Energy Propane. Keystone provides pipeline and fiber optic cable construction, installation, maintenance, and rehabilitation services. PEI Power Corporation operates a cogeneration plant that generates steam and electricity for resale. Theta Land Corporation, which provided land management and development services for more than 44,000 acres of land, was sold for $12,150,000 in January, 2000. No gain or loss was recognized on this transaction. Upon acquiring the Pennsylvania Operations, the Company made the strategic decision to sell Keystone and the propane operations of Energy Services; these operations are not material to the Company. The Company has not yet sold these operations and there can be no assurance that a sale on terms satisfactory to the Company will be completed.

The Company funded the cash portion of the acquisition of the Pennsylvania Operations and related refinancings with the sale of $300,000,000 of 8.25% Senior Notes due 2029 completed on November 3, 1999 (8.25% Senior Notes). See Debt and Capital Lease. The assets of the Pennsylvania Operations are included in the consolidated balance sheet of the Company at June 30, 2000 and the results of operations from the Pennsylvania Operations has been included in the statement of consolidated operations since November 4, 1999. The acquisition was accounted for using the purchase method. The additional purchase cost assigned to utility plant of approximately $261,000,000

         SOUTHERN UNION COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



reflects the excess of the purchase price over the historical book carrying value of the utility plant. Amortization of the additional purchase cost assigned to utility plant is provided on a straight-line basis over forty years.

Prior to the consummation of the acquisition, the Company purchased 358,500 shares of Pennsylvania Enterprises, Inc. stock for $11,887,000 during both the first and second quarters of the Company's fiscal year 2000. As all necessary approvals for the merger had not been obtained, these purchases were treated as investment securities.

Pro Forma Financial Information

The following unaudited pro forma financial information for the year ended June 30, 2000 and 1999 is presented as though the following events had occurred at the beginning of the earliest period presented: (i) the acquisition of Pennsylvania Enterprises, Inc.; (ii) the sale of the 8.25% Senior Notes; and
(iii) the refinancing of certain short-term and long-term debt at the time of acquisition. The pro forma financial information is not necessarily indicative of the results which would have actually been obtained had the acquisition of Pennsylvania Enterprises, Inc., the sale of senior notes or the refinancings been completed as of the assumed date for the periods presented or which may be obtained in the future.

                                            Year Ended June 30,
                                            2000        1999
                                               (Restated)

Operating revenues ....................   $880,190   $838,836
Income before extraordinary item ......      2,079      5,782
Net earnings available for common stock      2,079      5,782
Net earnings per common stock:
     Basic ............................        .05        .12
     Diluted ..........................        .05        .11

Other Acquisitions

Effective December 31, 1997, the Company acquired Atlantic Utilities Corporation and Subsidiaries (Atlantic) for 755,650 pre-split and pre-stock dividend shares of common stock valued at $18,041,000 and $4,436,000 of cash. Atlantic is operated as South Florida Natural Gas, a natural gas division of Southern Union, and Atlantic Gas Corporation, a propane subsidiary of the Company. Atlantic currently serves 6,000 customers in central Florida. The assets of Atlantic were included in the Company's consolidated balance sheet at January 1, 1998 and its results of operations have been included in the Company's statements of consolidated operations and cash flows since January 1, 1998. On the date of acquisition, Atlantic had $11,683,000 of cash and cash equivalents. The acquisition was accounted for using the purchase method. The additional purchase cost assigned to utility plant of $10,000,000 reflects the excess of the purchase price over the historical book carrying value of the net assets acquired. The additional purchase cost is amortized on a straight-line basis over forty years.

On July 23, 1997 two subsidiaries of Southern Union acquired an equity ownership in a natural gas distribution company and other related operations currently serving 22,000 customers in Piedras Negras, Mexico (Mexico Operations) for $2,700,000. Southern Union currently has a 43% equity ownership in this company. This system is across the U. S. - Mexico border from the Company's Eagle Pass, Texas service area.

Acquisitions Subsequent to Year-End

On September 20, 2000, Southern Union completed the acquisition of Valley Resources, Inc. (Valley Resources) for approximately $125 million in cash plus the assumption of $30 million in long-term debt. As a result of the Valley Resources merger, Valley Resources' two utility subsidiaries are now one division of Southern Union operating as Valley Gas Company and Bristol and Warren Gas Company, and Valley Resources' two non-utility subsidiaries are

         SOUTHERN UNION COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



now subsidiaries of Southern Union. Valley Resources, which is headquartered in Cumberland, Rhode Island, provides natural gas utility service to more than 64,000 customers. Valley Resources' utility service area covers a 92 square mile area in the northeastern portion of Rhode Island that has a population of approximately 250,000 and approximately 15 square miles in the eastern portion of Rhode Island that has a population of approximately 35,000. Valley Resources' non-utility subsidiaries rent and sell appliances, offer a service contract program, sell liquid propane in Rhode Island and nearby Massachusetts, and distribute as a wholesaler franchised lines to plumbing and heating contractors. Included in the acquisition was Valley Resources' 90% interest in Alternate Energy Corporation, which sells, installs and designs natural gas conversion systems and facilities, is an authorized representative of the ONSI Corporation fuel cell, holds patents for a natural gas/diesel co-firing system and for a device to control the flow of fuel on dual-fuel equipment.

On September 28, 2000, Southern Union completed the acquisition of Providence Energy Corporation (ProvEnergy) for approximately $270 million in cash plus the assumption of $90 million in long-term debt. The ProvEnergy natural gas distribution operations are Providence Gas and North Attleboro Gas. Providence Gas serves approximately 168,000 natural gas customers in Providence and Newport, Rhode Island, and 23 other cities and towns in Rhode Island and Massachusetts. North Attleboro Gas serves approximately 6,000 customers in North Attleboro and Plainville, Massachusetts, towns adjacent to the northeastern Rhode Island border. The ProvEnergy utility service territories encompass approximately 760 square miles with a population of approximately 850,000. Subsidiaries of the Company included in the ProvEnergy merger are ProvEnergy Oil Enterprises, Inc., Providence Energy Services, Inc., and ProvEnergy Power Company, LLC. ProvEnergy Oil Enterprises, Inc. operates a fuel oil distribution business through its subsidiary, ProvEnergy Fuels, Inc. (ProvEnergy Fuels). ProvEnergy Fuels serves over 14,000 residential and commercial customers in Rhode Island and Massachusetts. Providence Energy Services, Inc., whose operations may be sold or disbanded, markets natural gas and energy services in New England. ProvEnergy Power Company owns 50% of Capital Center Energy Company, LLC., a joint venture formed between ProvEnergy and ERI Services, Inc. to provide retail power.

On September 28, 2000, Southern Union completed the acquisition of Fall River Gas Company (Fall River Gas) for approximately 1.5 million shares of Southern Union common stock and approximately $27 million in cash plus assumption of $20 million in long-term debt. As a result of the merger, Fall River Gas is now a division of Southern Union and Fall River Gas' non-regulated subsidiary, Fall River Gas Appliance Company, Inc., is now a subsidiary of Southern Union. Headquartered in Fall River, Massachusetts, Fall River Gas serves approximately 48,000 customers in the city of Fall River and the towns of Somerset, Swansea and Westport, all located in southeastern Massachusetts. Fall River Gas Appliance Company, Inc., rents water heaters and conversion burners (primarily for residential use) in Fall River Gas' service area.

The aforementioned acquisitions subsequent to year-end shall be accounted for under the purchase method.

                        IV Write-Off of Regulatory Assets

During 1998, the Company was impacted by pre-tax non-cash write-offs totaling $8,163,000 of previously recorded regulatory assets. Pursuant to a 1989 Missouri Public Service Commission (MPSC) order, Missouri Gas Energy, a division of the Company, is engaged in a major gas safety program. In connection with this program, the MPSC issued an accounting authority order in 1994 which authorized Missouri Gas Energy to defer carrying costs at a rate of 10.54%. The MPSC rate order of January 22, 1997, however, retroactively reduced the 10.54% carrying cost rate used since early 1994 to an Allowance for Funds Used During Construction (AFUDC) rate of approximately 6%. TheCompany filed an appeal of this portion of the rate order in the Missouri State Court of Appeals, Western District, and on August 18, 1998 was notified that the appeal was denied. This resulted in a one-time non-cash write-off of $5,942,000 by the Company of previously deferred costs in its fiscal year ended June 30, 1998. See Commitments and Contingencies.

         SOUTHERN UNION COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

                          V Other Income (Expense), Net

Other expense of $9,708,000 in 2000 included $10,363,000 of costs associated with unsuccessful acquisition efforts and related litigation and $2,236,000 of pre-tax non-cash financial derivative energy trading losses. This was partially offset by net rental income of Lavaca Realty Company (Lavaca Realty) of $1,757,000.

Other expense of $1,814,000 in 1999 included: $3,839,000 of costs associated with various acquisition efforts and a net expense of $619,000 related to the amortization and current deferral of interest and other expenses associated with the Missouri Gas Energy Safety Program. This was partially offset by net rental income of Lavaca Realty of $1,448,000 and equity earnings of $609,000 from Southern Union's 43% equity ownership of its Mexico Operations.

Other income of $4,073,000 in 1998 included: $1,671,000 related to the deferral of interest and other expenses associated with the Missouri Gas Energy Safety Program; realized gains on the sale of investment securities of $1,088,000; and net rental income of Lavaca Realty of $1,119,000. This was partially offset by $885,000 of costs associated with various acquisition efforts.

                            VI Cash Flow Information

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Short-term investments are highly liquid investments with maturities of more than three months when purchased, and are carried at cost, which approximates market. The Company places its temporary cash investments with a high credit quality financial institution which, in turn, invests the temporary funds in a variety of high-quality short-term financial securities.

Under the Company's cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes and are classified in accounts payable in the consolidated balance sheet.

                             VII Earnings Per Share

During the three-year period ended June 30, 2000, no adjustments were required in net earnings available for common stock for the earnings per share calculations. Average shares outstanding for basic earnings per share were 43,427,728, 32,437,242 and 31,925,072 for the years ended June 30, 2000, 1999 and 1998, respectively. Diluted earnings per share includes average shares outstanding as well as common stock equivalents from stock optionsand warrants. Common stock equivalents were 1,973,050, 1,779,742 and 1,244,223 for the years ended June 30, 2000, 1999 and 1998, respectively.

                       VIII Property, Plant and Equipment

Plant Plant in service and construction work in progress are stated at original cost net of contributions in aid of construction. The cost of additions includes an allowance for funds used during construction and applicable overhead charges. Gain or loss is recognized upon the disposition of significant utility properties and other property constitutingoperating units. Gain or loss from minor dispositions of property is charged to accumulated depreciation and amortization. The Company capitalizes the cost of significant internally-developed computer software systems and amortizes the cost over the expected useful life. See Debt and Capital Lease.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                   June 30,
                                                             2000           1999
                                                          --------------------------

Distribution plant ....................................   $ 1,479,426    $ 1,033,281
General plant .........................................       138,206        109,178
Other .................................................        19,735         16,648
                                                          -----------    -----------
     Total plant ......................................     1,637,367      1,159,107
Less contributions in aid of construction .............       (57,290)       (52,202)
                                                          -----------    -----------
     Plant in service .................................     1,580,077      1,106,905
Construction work in progress .........................        30,192         13,271
                                                          -----------    -----------
                                                            1,610,269      1,120,176
Less accumulated depreciation and amortization ........      (509,947)      (376,212)
                                                          -----------    -----------
                                                            1,100,322        743,964
Additional purchase cost assigned to utility plant, net       386,839        134,296
                                                          -----------    -----------
     Net property, plant and equipment ................   $ 1,487,161     $  878,260
                                                          ===========    ===========


Acquisitions of rate-regulated entities are recorded at the historical book carrying value of utility plant. On November 4, 1999, Pennsylvania Operations was acquired in which historical utility plant and equipment had a cost and accumulated depreciation and amortization of $408,304,000 and $103,275,000, respectively. On December 31, 1997, Atlantic was acquired in which historical utility plant and equipment had a cost and accumulated depreciation and amortization of $5,253,000 and $2,540,000, respectively.

Additional purchase cost assigned to utility plant is the excess of the purchase price over the book carrying value of the net assets acquired. In general, the Company has not been allowed recovery of additional purchase cost assigned to utility plant in rates. Periodically, the Company evaluates the carrying value of its additional purchase cost assigned to utility plant, long-lived assets, capital leases and other identifiable intangibles by comparing the anticipated future operating income from the businesses giving rise to the respective asset with the original cost or unamortized balance. No impairment was indicated or expected at June 30, 2000.

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

Depreciation of property, plant and equipment in 2000, 1999 and 1998 was $46,757,000, $37,771,000 and $34,477,000, respectively.

                            IX Investment Securities

At June 30, 2000, the Company held securities of Capstone Turbine Corporation (Capstone). In late June 2000, Capstone completed its initial public offering
(IPO). This investment is classified as "available for sale" under the Financial Accounting Standards Board Standard Accounting for Certain Investments in Debt and Equity Securities; accordingly, these securities are stated at fair value, with unrealized gains and losses recorded in a separatecomponent of common stockholders' equity. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations when incurred. As of June 30, 2000, the Company's investment in Capstone had a fair value of $187,817,000 and the unrealized gains, net of tax, related to this investment were $115,175,000 at such date. The Company has classified

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



this investment as current, as it plans to monetize its investment as soon as practicable following the completion of the applicable lock-up periods to which it was subject in connection with the IPO and use the proceeds to reduce outstanding debt.

At June 30, 2000 and 1999, all other securities owned by the Company are accounted for under the cost method. The Company's other investments in securities consist of preferred stock in non-public companies whose value is not readily determinable. Realized gains and losses on sales of these investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations when incurred, and dividends are recognized as income when received.

                             X Stockholders' Equity

Stock Splits and Dividends On June 30, 2000, August 6, 1999, December 9, 1998 and December 10, 1997 Southern Union distributed its annual 5% common stock dividend to stockholders of record on June 19, 2000, July 23, 1999, November 23, 1998 and November 21, 1997, respectively. A portion of the 5% stock dividend distributed on June 30, 2000, August 6, 1999 and December 9, 1998 was characterized as a distribution of capital due to the level of the Company's retained earnings available for distribution as of the declaration date. On July 13, 1998, Southern Union distributed a three-for-two stock split in the form of a 50% stock dividend to stockholders of record on June 30, 1998. Unless otherwise stated, all per share and share data included herein have been restated to give effect to the dividends and split.

Common Stock The Company maintains its 1992 Long-Term Stock Incentive Plan (1992
Plan) under which options to purchase 6,986,010 shares were provided to be granted to officers and key employees at prices not less than the fair market value on the date of grant. The 1992 Plan allows for the granting of stock appreciation rights, dividend equivalents, performance shares and restricted stock. The Company also had an incentive stock option plan (1982 Plan) which provided for the granting of 787,500 options, until December 31, 1991. Upon exercise of an option granted under the 1982 Plan, the Company may elect, instead of issuing shares, to make a cash payment equal to the difference at the date of exercise between the option price and the market price of the shares as to which such option is being exercised. Options granted under both the 1992 Plan and the 1982 Plan are exercisable for periods of ten years from the date of grant or such lesser period as may be designated for particular options, and become exercisable after a specified period of time from the date of grant in cumulative annual installments. Options typically vest 20% per year for five years but may be a lesser or greater period as designated for particular options.

In connection with the acquisition of the Pennsylvania Operations, the Company adopted the Pennsylvania Division 1992 Stock Option Plan (Pennsylvania Option
Plan) and the Pennsylvania Division Stock Incentive Plan (Pennsylvania Incentive
Plan). Under the terms of the Pennsylvania Option Plan, a total of 378,002 shares were provided to be granted to eligible employees. Stock options awarded under the Pennsylvania Option Plan may be either Incentive Stock Options or Nonqualified Stock Options. Upon acquisition, individuals not electing a cash payment equal to the difference at the date of acquisition between the option price and the market price of the shares as to which such option related, were converted to Southern Union options using a conversion rate that maintained the same aggregate value and the aggregate spread of the pre-acquisition options. No additional options will be granted under the Pennsylvania Option Plan. Under the terms of the Pennsylvania Incentive Plan, a total of 181,514 shares were provided to be granted to eligible employees, officers and directors. Awards under the Pennsylvania Incentive Plan may take the form of stock options, restricted stock, and other awards where the value of the award is based upon the performance of the Company's stock. Upon acquisition, individuals not electing a cash payment equal to the difference at the date of acquisition between the option price and the market price of the shares as to which such option related, were converted to Southern Union options using a conversion rate that maintained the same aggregate value and the aggregate spread of the pre-acquisition options. During 2000, 12,600 options were granted to a Director of the Company at an exercise price of $17.23. These options granted vest 20% per year for five years. No additional options will be granted under the Pennsylvania Incentive Plan.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The Company accounts for its incentive plans under the Accounting Principles Board opinion, Accounting for Stock Issued to Employees and related authoritative interpretations. The Company recorded no compensation expense for 2000, 1999 and 1998. During 1997, the Company adopted the FASB standard, Accounting for Stock-Based Compensation, for footnote disclosure purposes only. Had compensation cost for these incentive plans been determined consistent with this standard, the Company's net income and diluted earnings per share would have been $8,179,000 and $.18, respectively, in 2000, $9,429,000 and $.28, respectively, in 1999, and $11,141,000 and $.34, respectively, in 1998. Because this standard has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2000 and 1998, respectively: dividend yield of nil for both years; volatility of 27.5% and 19.5%; risk-free interest rate of 6% and 5.5%; and expected life outstanding of 5.5 to 7.2 years for both years. No options were granted during 1999.

                                      1992 Plan                1982 Plan
                                           Weighted                  Weighted
                            Shares Under   Average     Shares Under  Average
                              Option    Exercise Price   Option     Exercise Price

Outstanding July 1, 1997     2,040,966    $    7.83     476,679    $      2.93
     Granted ............      780,951        16.12        --          --
     Exercised ..........      (89,230)        4.26     (93,724)         2.93
     Canceled ...........      (22,713)       11.99         --         --
                             ----------                --------
Outstanding June 30, 1998    2,709,914        10.30     382,955          2.93
     Exercised ..........     (113,176)        6.10     (43,789)         2.94
     Canceled ...........      (44,531)       14.22        --          --
                             ---------                ----------
Outstanding June 30, 1999    2,552,267        10.42     339,166           2.93
     Granted ............    1,026,695        17.25        --           --
     Exercised ..........     (117,637)        6.91    (216,381)          2.95
     Canceled ...........      (17,018)       15.63      --             --
                            ----------                ----------
Outstanding June 30, 2000    3,444,307        12.55   122,785             2.90
                            ==========                ==========     =========


The following table summarizes information about stock options outstanding under the 1992 Plan at June 30, 2000:

              Options Outstanding                                Options Exercisable
                             Weighted Average    Weighted         Weighted
  Range of        Number of    Remaining         Average        Number of     Average
Exercise Prices    Options  Contractual Life   Exercise Price    Options   Exercise Price

$ 0.00 - $ 5.00    344,761    2.3 years         $ 3.67           344,761     $   3.67
  5.01 -  10.00    862,122    4.3 years           7.50           719,558         7.34
 10.01 -  15.00    475,084    6.8 years          12.47           288,549        12.44
 15.01 -  20.00  1,762,340    8.8 years          16.78           293,755        16.13
                 3,444,307                                      1,646,623
                 =========                                      =========

The shares exercisable under the 1992 Plan and the corresponding weighted average exercise price at June 30, 2000, 1999 and 1998 were 1,646,623 and $9.03; 1,426,417 and $7.89; and 1,084,224 and $6.26, respectively. The shares exercisable under the 1982 Plan and the corresponding weighted average exercise price at June 30, 2000, 1999 and 1998 were 122,785 and $2.90; 339,167 and $2.93;
and 382,958 and $2.93, respectively. The shares exercisable under the Pennsylvania Option Plan and the corresponding weighted average exercise price at June 30, 2000 were 378,002 and $11.09. The shares exercisable under the Pennsylvania Incentive Plan and the corresponding weighted average exercise price at June 30, 2000 were 168,913 and $12.69. The weighted average

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



remaining contractual life of options outstanding under the 1982 Plan at June 30, 2000 was 0.4 years. The weighted average remaining contractual life of options outstanding under the Pennsylvania Option Plan and the Pennsylvania Incentive Plan at June 30, 2000 were 6 and 7.9 years, respectively. There were 3,074,674 shares available for future option grants under the 1992 Plan at June 30, 2000. No shares were available for future option grants under the 1982 Plan at June 30, 2000.

On February 10, 1994, Southern Union granted a warrant which expires on February 10, 2004, to purchase up to 105,531 shares of Common Stock at an exercise price of $6.58 to the Company's outside legal counsel.

Retained Earnings Under the most restrictive provisions in effect, as a result of the sale of Senior Notes, Southern Union will not declare or pay any cash or asset dividends on common stock (other than dividends and distributions payable solely in shares of its common stock or in rights to acquire its common stock) or acquire or retire any shares of Southern Union's common stock, unless no event of default exists and the Company meets certain financial ratio requirements. In addition, Southern Union's charter relating to the issuance of preferred stock limits the payment of cash or asset dividends on capital stock.

                   XI Preferred Securities of Subsidiary Trust

On May 17, 1995, Southern Union Financing I (Subsidiary Trust), a consolidated wholly-owned subsidiary of Southern Union, issued $100,000,000 of 9.48% Trust Originated Preferred Securities (Preferred Securities). In connection with the Subsidiary Trust's issuance of the Preferred Securities and the related purchase by Southern Union of all of the Subsidiary Trust's common securities (Common Securities), Southern Union issued to the Subsidiary Trust $103,092,800 principal amount of its 9.48% Subordinated Deferrable Interest Notes, due 2025 (Subordinated Notes). The sole assets of the Subsidiary Trust are the Subordinated Notes. The interest and other payment dates on the Subordinated Notes correspond to the distribution and other payment dates on the Preferred Securities and the Common Securities. Under certain circumstances, the Subordinated Notes may be distributed to holders of the Preferred Securities and holders of the Common Securities in liquidation of the Subsidiary Trust. The Subordinated Notes were redeemable at the option of the Company on or after May 17, 2000, at a redemption price of $25 per Subordinated Note plus accrued and unpaid interest. The Preferred Securities and the Common Securities will be redeemed on a pro rata basis to the same extent as the Subordinated Notes are repaid, at $25 per Preferred Security and Common Security plus accumulated and unpaid distributions. Southern Union's obligations under the Subordinated Notes and related agreements, taken together, constitute a full and unconditional guarantee by Southern Union of payments due on the Preferred Securities. As of June 30, 2000, the quoted market price per Preferred Security was $24.31. As of June 30, 2000 and 1999, 4,000,000 shares of Preferred Securities were outstanding.

                           XII Debt and Capital Lease

                                               June 30,
                                           2000       1999
                                          ------------------

7.60% Senior Notes due 2024 ..........   $364,515   $364,515
8.25% Senior Notes due 2029 ..........    300,000       --
8.375% First Mortgage Bonds, due 2002      30,000       --
9.34% First Mortgage Bonds, due 2019 .     15,000       --
Capital lease and other ..............     26,452     28,482
                                         --------   --------
Total debt and capital lease .........    735,967    392,997
    Less current portion .............      2,193      2,066
                                         --------   --------

Total long-term debt and capital lease   $733,774   $390,931
                                         ========   ========


The maturities of long-term debt and capital lease payments for each of the next five years ending June 30 are: 2001 -- $2,193,000; 2002 -- $2,330,000; 2003 --
$42,660,000; 2004 -- $8,871,000; 2005 -- $216,000 and thereafter --
$679,697,000.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Senior Notes On November 3, 1999, the Company completed the sale of $300,000,000 of 8.25% Senior Notes (8.25% Notes) due 2029. The net proceeds from the sale of these 8.25% Notes were used to: (i) fund the acquisition of Pennsylvania Enterprises, Inc.; (ii) repay approximately $109,900,000 of borrowings under the revolving credit facility, and (iii) repay approximately $136,000,000 of long- and short-term debt assumed in the acquisition. On January 31, 1994, Southern Union also completed the sale of the 7.60% Senior Debt Securities (7.60% Notes). During 1999, $20,000,000 of 7.60% Notes were repurchased at $941 per $1,000 note resulting in a net pre-tax gain of $425,000, net of related debt expense. Debt issuance costs and premiums on the early extinguishment of debt are accounted for in accordance with that required by its various regulatory bodies having jurisdiction over the Company's operations. The Company recognizes gains or losses on the early extinguishment of debt to the extent it is provided for by its regulatory authorities and in some cases such gains or losses are deferred and amortized over the term of the new or replacement debt issues.

The 8.25% Notes and the 7.60% Notes traded at $983 and $918 (per $1,000 note), respectively on June 30, 2000, as quoted by a major brokerage firm. The carrying amount of long-term debt at June 30, 2000 and 1999 was $735,967,000 and $392,997,000, respectively. The fair value of long-term debt at June 30, 2000 and 1999 was $700,934,000 and $369,759,000, respectively.

First Mortgage Bonds In connection with the acquisition of the Pennsylvania Operations, the Company assumed $30,000,000 of 8.375% Series First Mortgage Bonds due in December 2002 and $15,000,000 of 9.34% Series First Mortgage Bonds due in 2019.

Capital Lease The Company completed the installation of an Automated Meter Reading (AMR) system at Missouri Gas Energy during the first quarter of fiscal year 1999. The installation of the AMR system involved an investment of approximately $30,000,000 which is accounted for as a capital lease obligation. As of June 30, 2000, the capital lease obligation outstanding was $25,104,000 with a fixed rate of 5.79%. This system has significantly improved meter reading accuracy and timeliness and provided electronic accessibility to meters in residential customers' basements, thereby assisting in the reduction of the number of estimated bills. Depreciation on the AMR system is provided at an average straight-line rate of approximately 5% per annum of the cost of such property.

Credit Facilities On May 31, 2000, the Company restated and amended its short-term and long-term credit facilities (together referred to as "Revolving Credit Facilities"). The Company has available $90,000,000 under the short-term facility, which expires May 30, 2001, and $135,000,000 under the long-term facility, which expires on May 31, 2003. The Company has additional availability under uncommitted line of credit facilities (Uncommitted Facilities) with various banks. Borrowings under the facilities are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. The Revolving Credit Facilities are subject to a commitment fee based on the rating of the Senior Notes. As of June 30, 2000, the commitment fee was an annualized 0.14% on the unused balance. The interest rate on borrowings on the Revolving Credit Facilities is calculated based on a formula using the LIBOR or prime interest rates. The average interest rate under the facilities was 6.0% for the year ended June 30, 2000 and 5.6% for the year ended June 30, 1999. A nil and $21,000,000 balance was outstanding under the facilities at June 30, 2000 and 1999, respectively. A balance of $26,320,000 was outstanding under the facilities at August 31, 2000.

On August 28, 2000 the Company entered into a short-term bank note (the Term
Note) to fund (i) the cash portion of the consideration to be paid to the Fall River Gas' stockholders; (ii) the all cash consideration to be paid to the ProvEnergy and Valley Resources stockholders, and (iii) all related acquisition costs and refinancing of debt done in connection with these mergers. In September 2000, draws totaling $480,000,000 were made under this Term Note. Remaining commitments under the Term Note are $95,000,000 as of September 28, 2000 to cover any trailing costs. The Term Note expires August 27, 2001 but may be extended at the Company's option through August 26, 2002 for a 12.5 basis point fee. The interest rate on borrowings under the Term Note is a floating rate based on LIBOR or prime interest rates.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                             XIII Employee Benefits

Pension and Other Post-retirement Benefits The Company adopted in 1999, Employers Disclosures About Pensions and Other Post-Retirement Benefits, a FASB standard which changed the Company's reporting requirements for its pension and post-retirement benefit plans.

The Company maintains three trusteed non-contributory defined benefit retirement plans (Plans) which cover substantially all employees. The Company funds the Plans' cost in accordance with federal regulations, not to exceed the amounts deductible for income tax purposes. The Plans' assets are invested in cash, government securities, corporate bonds and stock, and various funds. The Company also has a supplemental non-contributory retirement plan for certain executive employees and other post-retirement benefit plans for its employees. Post-retirement medical and other benefit liabilities are accrued on an actuarial basis during the years an employee provides services. The following table represents a reconciliation of the plans at June 30, 2000 and 1999.

                                                          2000         1999
                                                       ------------------------
Change in Benefit Obligation
     Benefit obligation at beginning of year .......   $ 204,461    $ 188,038
     Acquisition ...................................      54,261         --
     Service cost ..................................       2,251        3,364
     Interest cost .................................      16,265       13,829
     Benefits paid .................................     (17,798)     (13,563)
     Actuarial (gain) loss .........................     (20,452)       7,968
     Plan amendments ...............................       8,115        7,027
     Curtailment ...................................        --         (2,202)
                                                       ---------    ---------

     Benefit obligation at end of year .............   $ 247,103    $ 204,461
                                                       =========    =========

Change in Plan Assets
     Fair value of plan assets at beginning of year    $ 162,621    $ 166,353
     Acquisition ...................................      50,657         --
     Return on plan assets .........................      21,499        3,420
     Employer contributions ........................       7,445        6,411
     Benefits paid .................................     (17,798)     (13,563)
                                                       ---------    ---------

     Fair value of plan assets at end of year ......   $ 224,424    $ 162,621
                                                       =========    =========


Funded Status
     Funded status at end of year ..................   $ (22,679)   $ (41,839)
     Unrecognized transition obligation ............       2,637        2,764
     Unrecognized net actuarial gain ...............     (31,417)      (7,404)
     Unrecognized prior service cost ...............      17,080        9,913
                                                       ---------    ---------

     Accrued benefit cost ..........................   $ (34,379)   $ (36,566)
                                                       =========    =========


Amounts Recognized in the Consolidated Balance Sheet
     Prepaid benefit cost ..........................   $  11,738    $   4,880
     Accrued benefit liability .....................     (62,498)     (52,618)
     Intangible asset ..............................      16,381       10,501
     Accumulated other comprehensive income ........        --            671
                                                       ---------    ---------

     Net amount recognized .........................   $(34,379)    $ (36,566)
                                                       =========    =========


The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets as of June 30, 2000 were $19,492,000; $19,492,000; and

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



nil, respectively, and for those same plans were $58,985,000; $58,985,000; and $42,181,000, respectively as of June 30, 1999.

The accumulated post-retirement benefit obligation and fair value of plan assets for post-retirement benefit plans with accumulated post-retirement benefit obligations in excess of fair value of plan assets as of June 30, 2000 were $45,920,000 and $7,859,000 respectively, and for those same plans were $38,035,000 and $3,878,000, respectively as of June 30, 1999.

The weighted-average assumptions used for the year ended June 30, 2000, 1999 and 1998 were:

                                                     2000    1999    1998
Discount rate
     Beginning of year ........................      7.00%   7.00%   7.75%
     End of year ..............................      8.00%   7.00%   7.00%
Expected return on assets - tax exempt accounts      8.00%   8.00%   8.00%
Expected return on assets - taxable accounts ..      5.25%   5.25%   8.00%
Rate of compensation increase (average) .......      5.62%   5.62%   5.62%
Health care cost trend rate ...................      9.00%   7.25%   7.50%

Net periodic benefit cost for the year ended June 30, 2000, 1999 and 1998 includes the following components:

                                                   2000     1999        1998

Service cost  ................................   $ 2,251  $  3,364    $  3,302
Interest cost ................................    16,265    13,829      13,658
Expected return on plan assets ...............   (14,554)  (13,006)    (11,737)
Amortization of transition amount ............       127       127         127
Amortization of prior service cost ...........       948       438         340
Recognized actuarial gain ....................    (2,704)   (3,319)     (4,828)
Curtailment ..................................        --       131          --
                                                 --------    --------    ------
Net periodic pension cost ....................   $  2,333    $1,564      $  862
                                                 ========    ========    ======

The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 9.00% during 2000. This rate was assumed to decrease gradually each year to a rate of 6.0% for 2003 and remain at that level thereafter. For Pennsylvania's participants in the HMO plan who have reached age 65, the assumed health care cost trend rate used was 30.0% and it was assumed to decrease gradually to 6.0% by 2006. (The health care cost trend rate of 30.0% is due to increases in HMO premium rates experienced in 2000.)

Amortization of unrecognized actuarial gains and losses for Missouri Gas Energy plans were determined using a rolling five year average gain or loss position with a five year amortization period pursuant to a stipulation agreement with the MPSC.

Effect of health care trend rate changes on health care plans:

                                                                        One Percentage Point        One Percentage Point
                                                                       Increase in Health Care    Decrease in Health Care
                                                                              Trend Rate                 Trend Rate

Effect on total service and interest cost components..............         $      40,000                $     (36,000)
Effect on post-retirement benefit obligation......................               599,000                     (561,000)



         SOUTHERN UNION COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The Company's three qualified defined benefit retirement Plans cover (i) those Company employees who are not employed by Missouri Gas Energy or the Pennsylvania Operations; (ii) those employees who are employed by Missouri Gas Energy; and (iii) those employees who are employed by the Pennsylvania Operations. On December 31, 1998, the Plans covering (i) and (ii) above, exclusive of Missouri Gas Energy's union employees, were converted from the traditional defined benefit Plans with benefits based on years of service and final average compensation to cash balance defined benefit plans in which an account is maintained for each employee. The initial value of the account was determined as the actuarial present value (as defined in the Plans) of the benefit accrued at transition (December 31, 1998) under the pre-existing traditional defined benefit plan. Future contribution credits to the accounts are based on a percentage of future compensation, which varies by individual. Interest credits to the accounts are based on 30-year Treasury bond yields.

Defined Contribution Plan The Company provides a Savings Plan available to all employees. Since January 1, 1997, the Company had contributed $.50 of Company stock for each $1.00 contributed by a non-Missouri Gas Energy participant up to 5% of the employee's salary. Additionally, the Company contributes $.75 of Company stock for each $1.00 contributed by a non-Missouri Gas Energy participant from 6% to 10% of the employee's salary. Effective July 1, 1998, Company contributions for Missouri Gas Energy non-union employees were revised to coincide with that of non-Missouri Gas Energy participants as described above. For Missouri Gas Energy union employees, the Company contributes $.50 of Company stock for each $1.00 contributed by such a participant up to 7% of the employee's salary. In Pennsylvania, the Company contributes 40% of the first 4% of the participant's compensation paid into the Savings Plan for all participants, other than those employed by Keystone. The matching contribution for Keystone participants is equal to 50% of the first 4% of the participant's compensation paid into the Savings Plan. Company contributions are 100% vested after five years of continuous service. Company contributions to the plan during 2000, 1999 and 1998, were $2,034,000, $1,717,000 and $1,656,000, respectively.

Effective January 1, 1999 the Company amended its defined contribution plan to provide contributions for certain employees who were employed as of December 31, 1998. These contributions were designed to replace certain benefits previously provided under defined benefit plans. Employer contributions to these separate accounts, referred to as Retirement Power Accounts, within the defined contribution plan were determined based on the employee's age plus years of service plus accumulated sick leave as of December 31, 1998. The contribution amounts are determined as a percentage of compensation and range from 3.5% to 8.5%. Company contributions to Retirement Power Accounts during 2000 and 1999 were $2,281,000 and $1,118,000, respectively.

Post-employment Benefits Certain post-employment benefits such as disability and health care continuation coverage provided to former or inactive employees after employment but before retirement, are accrued if attributable to an employees' previously rendered service. The Company has recorded a regulatory asset to the extent it intends to file rate applications to include such costs in rates and such recovery is probable. As of both June 30, 2000 and 1999, the Company has recorded a regulatory asset and a related liability of $1,343,000.

Common Stock Held in Trust From time to time, the Company purchases outstanding shares of common stock of Southern Union to fund certain Company employee stock-based compensation plans. At June 30, 2000 and 1999, 942,395 and 281,939 shares, respectively, of common stock were held by various rabbi trusts for certain of the Company's benefit plans. During 2000 certain employees deferred receipt of Company shares for stock options exercised. At June 30, 2000, 22,182 shares were held in a rabbi trust for these employees.

         SOUTHERN UNION COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                               XIV Taxes on Income

                         Year Ended June 30,
                    2000       1999       1998
                           (Restated)
Current:
     Federal ..   $ 6,640    $  (516)   $ 1,381
     State ....       345       (242)       240
---------------   -------    -------    -------
                    6,985       (758)     1,621
Deferred:
     Federal ..     1,857      7,024      5,984
     State ....       747        843        379
---------------   -------    -------    -------
                    2,604      7,867      6,363
---------------   -------    -------    -------

Total provision   $ 9,589    $ 7,109    $ 7,984
                  =======    =======    =======

Deferred credits and other liabilities also include $524,000 and $560,000 of unamortized deferred investment tax credit as of June 30, 2000 and 1999, respectively.

Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

                                                       June 30,
                                                  2000         1999
                                                     (Restated)
Deferred tax assets:
     Estimated alternative minimum tax credit   $  21,389    $   9,557
     Insurance accruals .....................       1,100        2,297
     Bad debt reserves ......................       1,135        2,715
     Post-retirement benefits ...............       1,888        1,466
     Minimum pension liability ..............        --            234
     Other ..................................      11,118        3,020
                                                ---------    ---------
         Total deferred tax assets ..........      36,630       19,289
                                                ---------    ---------
Deferred tax liabilities:
     Property, plant and equipment ..........    (123,907)     (74,909)
     Unamortized debt expense ...............      (4,732)      (5,049)
     Deferred state and local taxes .........     (12,289)      (3,950)
     Regulatory liability ...................      (8,769)        --
     Unrealized holding gain on securities ..     (62,017)        --
     Other ..................................      (7,336)     (2,781)
                                                ---------    ---------

         Total deferred tax liabilities .....    (219,050)    (86,689)
                                                ---------    ---------

Net deferred tax liability ..................    (182,420)     (67,400)
Less current tax assets .....................       1,090        2,838
                                                ---------    ---------

Accumulated deferred income taxes ...........   $(183,510)   $ (70,238)
                                                =========    =========

     SOUTHERN UNION COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The Company accounts for income taxes utilizing the liability method which bases the amounts of current and future tax assets and liabilities on events recognized in the financial statements and on income tax laws and rates existing at the time the temporary differences are expected to reverse.

                                                                       Year Ended June 30,
                                                                    2000     1999         1998
                                                                          (Restated)

Computed statutory tax expense at 35% ........................   $ 6,802    $ 6,144    $ 7,075
Changes in taxes resulting from:
     State income taxes, net of federal income tax benefit ...       710        348        402
     Amortization of acquisition adjustment ..................     2,311        830        723
     Other ...................................................      (234)      (213)      (216)
--------------------------------------------------------------   -------    -------    --------

Actual tax expense ...........................................   $ 9,589    $ 7,109    $ 7,984
==============================================================   =======    =======    ========


                         XV Utility Regulation and Rates

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

         SOUTHERN UNION COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



implementing an $884,000 one-time cost of gas refund and a $99,000 base rate reduction. The cost of gas refund was completed in February 1999.

On January 22, 1997, Missouri Gas Energy was notified by the MPSC of its decision to grant an $8,847,000 annual increase to revenue effective on February 1, 1997. See Commitments and Contingencies.

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

Under the order of the Federal Energy Regulatory Commission, a major supplier of gas to Missouri Gas Energy is allowed recovery of certain previously unrecovered deferred gas costs with a remaining balance of nil and $669,000 at June 30, 2000 and 1999, respectively. Missouri Gas Energy is allowed to recover these costs from its Missouri customers through a purchase gas adjustment mechanism which is filed with and approved by the MPSC. The receivable and liability associated with these costs have been recorded as a deferred charge and a deferred credit, respectively, on the consolidated balance sheet as of June 30, 2000 and 1999.

As a result of the January 31, 1994 acquisition of Missouri Gas Energy, the MPSC required Missouri Gas Energy to reduce rate base by $30,000,000 to compensate Missouri rate payers for rate base reductions that were eliminated as a result of the acquisition. This is being amortized over a ten-year period on a straight-line basis since the date of acquisition.

     XVI      Leases

The Company leases certain facilities, equipment and office space under cancelable and noncancelable operating leases. The minimum annual rentals under operating leases for the next five years ending June 30 are as follows: 2001 -- $7,513,000; 2002 -- $6,322,000; 2003 -- $16,905,000; 2004 -- $3,999,000; 2005 --
$4,052,000 and thereafter $10,862,000. Rental expense was $10,384,000,
$7,732,000 and $6,054,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

     XVII      Commitments and Contingencies

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

The Company is investigating the possibility that the Company or predecessor companies may have been associated with Manufactured Gas Plant (MGP) sites in its former service territories, principally in Arizona and New Mexico, and present service territories in Texas, Missouri and its newly acquired service territories in Pennsylvania. At the present time, the Company is aware of certain MGP sites in these areas and is investigating those and certain other locations. While the Company's evaluation of these Texas, Missouri, Arizona, New Mexico and Pennsylvania MGP sites is in

         SOUTHERN UNION COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



its preliminary stages, it is likely that some compliance costs may be identified and become subject to reasonable quantification. Certain MGP sites located within the Company's service territories are currently the subject of governmental actions. These sites are as follows:

Kansas City, Missouri MGP Sites In a letter dated May 10, 1999, the Missouri Department of Natural Resources (MDNR) sent notice of a planned Site Inspection/Removal Site Evaluation of the Kansas City Coal Gas Former Manufactured Gas Plant site. This site (comprised of two adjacent MGP operations previously owned by two separate companies and hereafter referred to as Station A and Station B) is located at East 1st Street and Campbell in Kansas City, Missouri and is owned by Missouri Gas Energy. A 1988 investigation of the site performed by an Environmental Protection Agency (EPA) contractor determined that further remedial assessment was not required under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), as amended by the SUPERFUND Amendments and Reauthorization Act of 1986. The MDNR has stated that the reassessment of the Kansas City Coal Gas site is part of a statewide effort to identify, evaluate, and prioritize the potential hazards posed by all of Missouri's MGP sites. During July 1999, the Company sent applications to MDNR submitting the two sites to the agency's Voluntary Cleanup Program. The sites were accepted into the VCP on August 2, 1999 and MDNR subsequently approved the Company's proposed workplans for the environmental assessment of the sites. The final environment reports were sent to the state on March 6, 2000. In a letter dated June 21, 2000, MDNR responded to the Station A environmental report submitted by the Company. In that letter, MDNR stated that soil remediation will be necessary at the site (Station A) but that further exploration and delineation of site contamination should be performed before remedial methods can be determined. MDNR has requested that the Company submit a work plan for further investigation of the site. MDNR has not responded to the Station B environmental report submitted by the Company.

Independence, Missouri MGP Site The Company received a letter dated December 16, 1999 from MDNR notifying the Company of a Pre-CERCLIS Site Screening investigation of a former manufactured gas plant located at Pacific Avenue & South River Boulevard in Independence, Missouri. The Company contacted the MDNR to inform the state that, as this property is not owned by the Company, it cannot grant access to the property for MDNR's investigation. MDNR proceeded to investigate the site in cooperation with the site's current owner. In a letter dated May 17, 2000, MDNR reported that the site is not recommended for CERCLIS (Comprehensive Environmental Response, Compensation and Liability Information System) entry and no futther CERCLA action is recommended. However, due to the presence of characteristic waste, the site is eligible for the state's Registry of Confirmed Abandoned or Uncontrollable Hazardous Waste Disposal Sites in Missouri.

To the extent that potential costs associated with former manufactured gas plants are quantified, the Company expects to provide any appropriate accruals and seek recovery for such remediation costs through all appropriate means, including insurance and regulatory relief. In addition, at the time of the closing of the acquisition of the Company's Missouri service territories, the Company entered into an Environmental Liability Agreement that provides that Western Resources retains financial responsibility for certain liabilities under environmental laws that may exist or arise with respect to Missouri Gas Energy.

Although significant charges to earnings could be required prior to rate recovery, management does not believe that environmental expenditures for MGP sites will have a material adverse effect on the Company's financial position, results of operations or cash flows.

The Company follows the provisions of an American Institute of Certified Public Accountants Statement of Position, Environmental Remediation Liabilities, for recognition, measurement, display and disclosure of environmental remediation liabilities.

Regulatory On August 18, 1998, the Missouri State Court of Appeals, Western District, denied the Company's appeal of the February 1, 1997 rate order which retroactively reduced the carrying cost rate applied by the Company on expenditures incurred on the Missouri Gas Energy Safety Program. The Company believes that the inconsistent

         SOUTHERN UNION COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



treatment by the MPSC in subsequently changing to the Allowance for Funds Used During Construction rate of approximately 6% from the previously ordered rate of 10.54% constitutes retroactive ratemaking. Unfortunately, the decision by the Missouri State Court of Appeals failed to address certain specific language within a 1994 MPSC accounting authority order that the Company believed prevented the MPSC from retroactively changing the carrying cost rate. Southern Union sought a transfer of the case to the Missouri Supreme Court which was denied on November 24, 1998.

The continuation of the Missouri Safety Program will result in significant levels of future capital expenditures. The Company estimates incurring capital expenditures of $15,631,000 in fiscal 2001 related to this program.

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

There are several lawsuits pending that relate to activities surrounding Southern Union's efforts to acquire Southwest. In addition, there is before the U.S. Court of Appeals for the Tenth Circuit, an appeal by Southern Union of a preliminary injunction entered by the U.S. District Court for the Northern District of Oklahoma. Southern Union intends to vigorously pursue its claims against Southwest, ONEOK, and certain individual defendants, and vigorously defend itself against the claims by Southwest and ONEOK.

     California Action -- Arthur Klein, et al. v. Southwest Gas Corporation, et al., Southern Union Company, Intervenor, Case No. 726615 (Superior Court of California, County of San Diego) On September 24, 1999, the court dismissed Southern Union's claims against Southwest Gas without prejudice, allowing Southern Union to subsequently refile the claims as of September 24, 1999 if related federal court litigation does not resolve the claims.

     Nevada Action -- Southwest Gas Corporation v. Southern Union Company; Case No. CV-S-99-0530-JBR (U.S.D.C., District of Nevada) (transferred to the District of Arizona to Case No. CIV-00-452-PHX-RGS) On April 20, 1999, Southwest filed an action against Southern Union in the United States District Court for the District of Nevada. The complaint alleged breach of the Confidentiality and Standstill Agreement between Southern Union

         SOUTHERN UNION COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



and Southwest, misappropriation of original trade secrets in violation of California statutes, intentional interference with the ONEOK merger agreement, intentional interference with prospective advantage, breach of a common-law duty of good faith and fair dealing, and unfair business practices in violation of California statutes. On May 6, 1999, Southwest filed an amended complaint that added a claim for breach of the Securities Exchange Act of 1934 to the claims in the original complaint. Southwest seeks declaratory and injunctive relief together with money damages "in excess of $75,000.00." Southern Union has answered the complaint, denying liability under all counts. Southern Union has filed a counterclaim alleging breach of contract, breach of duty of good faith and fair dealing, mistake of fact and fraudulent inducement with respect to the Confidentiality and Standstill Agreement. The counterclaim seeks partial rescission of the Confidentiality and Standstill Agreement and/or declaratory relief. On March 8, 2000, the Nevada Court transferred this case to the District of Arizona where it has been lodged before Judge Roger G. Strand as Case No. CIV-00-452-PHX-RGS.

Oklahoma Action -- ONEOK, Inc. v. Southern Union Company; Case No. 99-CV-0345H(M) (U.S.D.C., Northern District of Oklahoma) On May 5, 1999, ONEOK filed an action against Southern Union in the United States District Court for the Northern District of Oklahoma, asserting third-party beneficiary status under the Confidentiality and Standstill Agreement between Southern Union and Southwest, and alleging a claim for breach of that Agreement as well as a claim for intentional interference with the ONEOK-Southwest merger agreement. That same day, ONEOK moved for a temporary restraining order against Southern Union to bar Southern Union from making any attempt to solicit proxies from or influence the shareholders of Southwest with respect to Southern Union's offer to purchase Southwest, from taking any actions in the regulatory proceedings that concern the proposed merger of ONEOK and Southwest, from taking any actions in the Klein v. Southwest Gas Corp. case and from taking any actions to seek to control or influence the shareholders, management, directors or policies of Southwest, either alone or in concert with others. The court entered a preliminary injunction on May 17, 1999. Southern Union has answered the Complaint, denying liability under all counts. Southern Union has asserted a counterclaim seeking declaratory judgment on enforceability of the Confidentiality and Standstill Agreement and a declaration that Southern Union has not breached the Confidentiality and Standstill Agreement. On September 12, 2000, the court entered an order transferring this case from the Northern District of Oklahoma to the District of Arizona.

Appeal of Oklahoma Action -- ONEOK, Inc. v. Southern Union Company; Case No. 99-5103 (Tenth Circuit Court of Appeals) On May 17, 1999 Southern Union noticed its appeal of the Oklahoma District Court's preliminary injunction in the United States District Court of Appeals for the Tenth Circuit. On March 22, 2000, the appellate court returned this matter to the district court for consideration of whether the facts underlying ONEOK's original request for a preliminary injunction have so materially changed that the need for injunctive relief originally granted no longer exists.

Arizona Action -- Southern Union Company v. Southwest Gas Corporation; Case No. CIV-99-1294-PHX-ROS (U.S.D.C., District of Arizona) On July 19, 1999, Southern Union filed an action in the United States Court for the District of Arizona (which was subsequently amended on October 11, 1999 and July 26, 2000). The current defendants are Southwest, ONEOK, Michael O. Maffie (Southwest's President), Thomas Y. Hartley (Southwest's Chairman), Eugene N. Dubay (President of Kansas Gas Service, a division of ONEOK), James M. Irvin (an Arizona Corporation Commissioner), Jack D. Rose (former Executive Director of the Arizona Corporation Commission), John A. Gaberino (ONEOK's General Counsel) and Mark D. Dioguardi (ONEOK's outside counsel). The suit alleges racketeering under federal and state law, fraud in the inducement, breach of contract, Securities Exchange Act violations, breach of the covenant of good faith and fair dealing, rescission, intentional interference with business relationship, tortious interference with contractual relations and civil conspiracy. Southern Union seeks damages of $750 million on each of the two racketeering counts, to be trebled; $750 million on six other counts; punitive damages on four counts; and rescission of its Standstill Agreement with Southwest.

     Southwest Action in Arizona -- Southwest Gas Corporation v. ONEOK, Inc. and Southern Union Company; Case No. CIV-00-119-PHX-ERC (U.S.D.C., District of Arizona) On January 21, 2000, ONEOK announced its withdrawal from the Southwest merger and filed a declaratory judgment action against Southwest. On January 24,

         SOUTHERN UNION COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2000, Southwest Gas filed an action in Arizona naming ONEOK and Southern Union as defendants. The Complaint asserts claims against Southern Union for breach of contract, breach of the implied covenant of good faith and fair dealing, interference with contract, intentional interference with prospective economic advantage, misappropriation of trade secrets and declaratory relief. Southwest seeks damages against Southern Union in excess of $75,000 as well as exemplary damages. Southern Union has answered the Complaint, denying liability under all counts.

The Company believes that the results of the above-noted Southwest litigation will not have a materially adverse effect on the Company's financial condition, results of operations and cash flows.

Other Southern Union and its subsidiaries are parties to other legal proceedings that management considers to be normal actions to which an enterprise of its size and nature might be subject, and not to be material to the Company's overall business or financial condition, results of operations or cash flows.

Commitments The Company is committed under various agreements to purchase certain quantities of gas in the future. At June 30, 2000, the Company has purchase commitments for certain quantities of gas at variable, market-based prices that have an annual value of $113,666,000. The Company's purchase commitments may extend over a period of several years depending upon when the required quantity is purchased. The Company has purchase gas tariffs in effect for all its utility service areas that provide for recovery of its purchase gas costs under defined methodologies.

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

As a result of the unauthorized financial derivative energy trading activity, an open contract of a non-regulated, wholly-owned subsidiary was present at June 30, 2000 for 10,000 MMBtu's of natural gas per day for the contract period of January 2001 to December 2001 at a fixed price of $2.72 per MMBtu. The Company had exposure to the changes in gas prices related to fluctuating commodity prices, which can impact the Company's financial position or results of operations, either favorably or unfavorably.

In connection with the acquisition of the Pennsylvania Operations, the Company assumed a guaranty with a bank whereby the Company unconditionally guaranteed payment of financing obtained for the development of PEI Power Park. In March 1999, the Borough of Archbald, the County of Lackawanna, and the Valley View School District (together the Taxing Authorities) approved a Tax Incremental Financing Plan (TIF Plan) for the development of PEI Power Park. The TIF Plan requires that: (i) the Redevelopment Authority of Lackawanna County raise $10,600,000 of funds to be used for infrastructure improvements of the PEI Power Park; (ii) the Taxing Authorities create a tax increment district and use the incremental tax revenues generated from new development to service the $10,600,000 debt; and (iii) PEI Power Corporation, a subsidiary of the Company, guarantee the debt service payments. In May 1999, the Redevelopment Authority of Lackawanna County borrowed $10,600,000 from a bank under a promissory note (TIF
Debt). The TIF Debt has a 12-year term, with a 7.75% annual interest rate, and requires semi-annual principal and interest payments of approximately $725,000 (interest only for the first year). As of June 30, 2000, incremental tax revenues cover approximately 17% of the annual debt service. The balance outstanding on the TIF Debt was $9,805,000 as of June 30, 2000.

         SOUTHERN UNION COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



During fiscal 2000, the Company agreed to a one-year contract and a three-year contract with each bargaining unit representing Pennsylvania employees, which were effective on April 1, 2000 and August 1, 2000, respectively. In December 1998, the Company agreed to five-year contracts with each bargaining-unit representing Missouri employees, which were effective in May 1999. Of the Company's employees represented by unions, 95% are employed by Missouri Gas Energy.

The Company had standby letters of credit outstanding of $6,199,000 and $1,622,000 at June 30, 2000 and 1999, respectively, which guarantee payment of various insurance premiums and state taxes.

                     XVIII Quarterly Operations (Unaudited)

                     Year Ended                                  Quarter Ended
                    June 30, 2000              September 30   December 31   March 31     June 30(1)   Total (1)
                                             -------------  ------------   ----------- ------------  -----------
                                                                                          (Restated)  (Restated)

Total operating revenues .....................   $  84,786    $ 239,595   $ 344,789   $ 162,534    $ 831,704
Operating margin .............................      45,509       94,483     126,997      67,017      334,006
Net operating revenues .......................       1,807       30,897      52,902       4,508       90,114
Net earnings (loss) available for common stock      (6,100)       7,132      19,516     (10,703)       9,845
Earnings (loss) per share -- diluted(2) ......        (.19)         .16         .38        (.22)         .22

                     Year Ended                                  Quarter Ended
                   June 30, 1999               September 30   December 31   March 31      June 30        Total
                                             -------------  ------------   ----------- -------------- ------------

Total operating revenues .....................   $  77,455    $ 174,224   $ 251,863   $ 101,689    $ 605,231
Operating margin .............................      42,781       70,286      98,106      51,757      262,930
Net operating revenues (loss) ................        (627)      19,986      40,647       4,841       64,847
Net earnings (loss) available for common stock      (7,048)       5,374      17,624      (5,505)      10,445
Earnings (loss) per share -- diluted(2) ......        (.22)         .16         .51        (.17)         .31



(1)  See Note II -- Restatement.
(2) The sum of earnings per share by quarter may not equal the net earnings per common and common share equivalents for the year due to variations in the weighted average common and common share equivalents outstanding used in computing such amounts.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of Southern Union Company:


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, cash flows and stockholders' equity after the restatement described in Note II, present fairly, in all material respects, the financial position of Southern Union Company and its subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers  LLP

Austin, Texas August 23, 2000, except for Notes III, XII and XV, as to which the date is September 28, 2000 and Note II, as to which the date is April 9, 2001