Form 10-Q/A
period 2000-09-30
SOUTHERN UNION CO
filed 2001-04-25
CIK 203248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
     WASHINGTON, D. C.  20549


     FORM 10-Q/A
                                 Amendment No. 1


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
Yes   T    No
    -----     -------

The number of shares of the registrant's Common Stock outstanding on November 3, 2000 was 50,976,219.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                                   FORM 10-Q/A
                               September 30, 2000
                                      Index




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

     Item 6.  Exhibits and Reports on Form 8-K

                  (b) Reports on Form 8-K -- None

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                           Three Months Ended September 30,
                                                                                 2000           1999
                                                                           ------------     --------------
                                                                                      (Restated)
                                                                          (thousands of dollars, except shares
                                                                                  and per share amounts)

Operating revenues ......................................................   $    144,468    $     84,786
Cost of gas and other energy ............................................         84,534          39,277
                                                                            ------------    ------------
     Operating margin ...................................................         59,935          45,509
Revenue-related taxes ...................................................          5,079
                                                                            ------------    ------------
                                                                                                   3,964
     Net operating margin ...............................................         54,856          41,545

Operating expenses:
     Operating, maintenance and general .................................         37,017          25,264
     Depreciation and amortization ......................................         15,966          10,848
     Taxes, other than on income and revenues ...........................          4,860           3,625
                                                                            ------------    ------------
          Total operating expenses ......................................         57,843          39,737
                                                                            ------------    ------------
          Net operating revenues (loss) .................................         (2,987)          1,808
                                                                            ------------    ------------

Other expenses:
     Interest ...........................................................        (16,306)         (8,364)
     Dividends on preferred securities of subsidiary trust ..............         (2,370)         (2,370)
     Other, net .........................................................         (5,513)         (1,157)
                                                                            ------------    ------------
          Total other expenses, net .....................................        (24,189)        (11,891)
-------------------------------------------------------------------------   ------------    ------------


          Loss before income tax benefit and cumulative effect of
              change in accounting principle ............................        (27,176)        (10,083)

Federal and state income tax benefit ....................................        (12,600)         (3,983)
                                                                            ------------    ------------

Loss before cumulative effect of change in accounting principle .........        (14,576)         (6,100)

Cumulative effect of change in accounting principle, net of tax .........            602            --
                                                                            ------------    ------------

Net loss attributable to common stock ...................................   $    (13,974)   $     (6,100)
                                                                            ============    ============

Net loss per share:
     Basic:
          Before cumulative effect of change in accounting principle ....   $       (.30)   $       (.19)
          Cumulative effect of change in accounting principle, net of tax            .01            --
                                                                            ------------    ------------
                                                                            $       (.29)   $       (.19)
                                                                            ============    ============
     Diluted:
          Before cumulative effect of change in accounting principle ....   $       (.30)   $       (.19)
          Cumulative effect of change in accounting principle, net of tax            .01            --
                                                                            ------------    ------------
                                                                            $       (.29)   $       (.19)
                                                                            ============    ============
Weighted average shares outstanding:
     Basic ..............................................................     48,573,037      32,468,287
                                                                            ============    ============
     Diluted ............................................................     48,573,037      32,468,287
                                                                            ============    ============


                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                          Twelve Months Ended September 30,
                                                                               2000               1999
                                                                           --------------   --------------
                                                                                     (Restated)
                                                                         (thousands of dollars, except shares
                                                                               and per share amounts)

Operating revenues ......................................................   $    891,387    $    612,562
Cost of gas and other energy ............................................        542,955         346,904
                                                                            ------------    ------------
     Operating margin ...................................................        348,432         265,658
Revenue-related taxes ...................................................         36,010          32,561
                                                                            ------------    ------------
     Net operating margin ...............................................        312,422         233,097

Operating expenses:
     Operating, maintenance and general .................................        148,342         108,910
     Depreciation and amortization ......................................         60,257          42,286
     Taxes, other than on income and revenues ...........................         18,504          14,620
                                                                            ------------    ------------
          Total operating expenses ......................................        227,103         165,816
                                                                            ------------    ------------
          Net operating revenues ........................................         85,319          67,281
                                                                            ------------    ------------

Other expenses:
     Interest ...........................................................        (59,434)        (35,622)
     Dividends on preferred securities of subsidiary trust ..............         (9,480)         (9,480)
     Other, net .........................................................        (14,064)         (3,695)
                                                                            ------------    ------------
          Total other expenses, net .....................................        (82,978)        (48,797)
                                                                            ------------    ------------

          Earnings before income taxes and cumulative effect of change
              in accounting principle ...................................          2,341          18,484

Federal and state income taxes ..........................................            972           7,091
                                                                            ------------    ------------

Earnings before cumulative effect of change in accounting principle .....          1,369          11,393

Cumulative effect of change in accounting principle, net of tax .........            602            --
                                                                            ------------    ------------

Net earnings available for common stock .................................   $      1,971    $     11,393
                                                                            ============    ============

Net earnings per share:
     Basic:
          Before cumulative effect of change in accounting principle ....   $        .03    $        .35
          Cumulative effect of change in accounting principle, net of tax            .01            --
                                                                            ------------    ------------
                                                                            $        .04    $        .35
                                                                            ============    ============
     Diluted:
          Before cumulative effect of change in accounting principle ....   $        .03    $        .33
          Cumulative effect of change in accounting principle, net of tax            .01            --
                                                                            ------------    ------------
                                                                            $        .04    $        .33
                                                                            ============    ============

Weighted average shares outstanding:
     Basic ..............................................................     47,442,298      32,651,091
                                                                            ============    ============
     Diluted ............................................................     49,575,632      34,261,436
                                                                            ============    ============





                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS



                                                                              September 30,          June 30,
                                                                     ---------------------------
                                                                        2000            1999           2000
                                                                     -----------    ------------   ------------
                                                                            (Restated)               (Restated)
                                                                                   (thousands of dollars)

Property, plant and equipment:
     Plant in service ............................................   $ 2,129,828    $ 1,112,703    $ 1,580,077
     Construction work in progress ...............................        28,100         17,331         30,192
                                                                     -----------    -----------    -----------
                                                                       2,157,928      1,130,034     1,610,269
     Less accumulated depreciation and amortization ..............      (732,097)      (376,440)     (509,947)
------------------------------------------------------------------   -----------    -----------    -----------
                                                                       1,425,831        753,594     1,100,322
     Additional purchase cost assigned to utility plant, net ....        723,971        133,275       386,839
                                                                     -----------    -----------    -----------

     Net property, plant and equipment ..........................      2,149,802        886,869     1,487,161
-----------------------------------------------------------------    -----------    -----------    -----------



Current assets:
     Cash and cash equivalents .................................         2,690            596         27,829
     Accounts receivable, billed and unbilled, net .............       109,524         40,809         74,959
     Inventories, principally at average cost ..................       119,497         40,244         60,259
     Deferred gas purchase costs ...............................        23,849           --             --
     Investment securities .....................................       288,628           --          187,817
     Prepayments and other .....................................        33,480          3,023            877
                                                                     -----------    -----------   -----------

          Total current assets .................................       577,668         84,672        351,741
----------------------------------------------------------------   -----------    -----------    ------------

Deferred charges ...............................................       229,724         97,425        145,006

Investment securities ..........................................         7,608         13,413         10,489
Real estate ....................................................        11,018          9,352          9,461

Other ..........................................................        32,348          5,899         17,602
                                                                     -----------    -----------   -----------










     Total .....................................................   $ 3,008,168     $ 1,097,630    $ 2,021,460
                                                                    ===========    ===========    ===========


                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      STOCKHOLDERS' EQUITY AND LIABILITIES



                                                                                         September 30,              June 30,
                                                                                  ----------------------------
                                                                                      2000            1999            2000
                                                                                  -----------    -------------  ---------------
                                                                                            (Restated)            (Restated)
                                                                                               (thousands of dollars)


Common stockholders' equity:
     Common stock, $1 par value; authorized 200,000,000
          shares; issued 51,903,890 shares ....................................   $    51,904    $    31,290    $    50,521
     Premium on capital stock .................................................       625,455        277,012        599,835
     Less treasury stock, at cost .............................................       (15,554)          (794)       (15,554)
     Less common stock held in trust ..........................................       (16,506)        (6,249)       (15,330)
     Accumulated other comprehensive income ...................................       181,257           (436)       115,175
     Retained deficit .........................................................       (13,974)        (6,100)             -
-------------------------------------------------------------------------------   -----------    -----------     ----------

     Total common stockholders' equity ........................................       812,582        294,723        734,647

Company-obligated mandatorily redeemable preferred securi- ties of subsidiary trust holding solely subordinated notes of
     Southern Union ...........................................................       100,000        100,000        100,000

Long-term debt and capital lease obligation ...................................     1,325,105        390,413        733,774
                                                                                  -----------    -----------     ----------


     Total capitalization .....................................................     2,237,687        785,136      1,568,421

Current liabilities:
     Long-term debt and capital lease obligation due
          within one year .....................................................         8,004          2,089          2,193
     Notes payable ............................................................       135,453         84,103              3
     Accounts payable .........................................................       104,451         19,697         77,488
     Federal, state and local taxes ...........................................         7,493          8,147          7,359
     Accrued interest .........................................................        19,654          5,660         15,922
     Accrued dividends on preferred securities of subsidiary
          trust ...............................................................         2,370           --             --
     Customer deposits ........................................................        21,080         17,542         17,255
     Deferred gas purchase costs ..............................................          --           10,387         11,708
     Other ....................................................................        67,052         17,223         30,778
                                                                                  -----------    -----------    -----------

          Total current liabilities ...........................................       365,557        164,848        162,706
                                                                                  -----------    -----------    -----------

Deferred credits and other ....................................................       141,870         79,023        106,823
Accumulated deferred income taxes .............................................       263,054         68,623        183,510
Commitments and contingencies .................................................          --             --               --
-------------------------------------------------------------------------------   -----------    -----------    -----------


     Total ....................................................................   $ 3,008,168    $ 1,097,630    $ 2,021,460
===============================================================================   ===========    ===========    ===========


                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                   Common    Accumulated
                                        Common         Premium      Treasury       Stock        Other       Retained
                                        Stock, $1     on Capital    Stock, at     Held  in   Comprehen-     Earnings/
                                        Par Value       Stock          Cost        Trust     sive Income    (Deficit)   Total
                                        ---------    -----------   -------------  ---------  -----------   ----------  --------
                                                                          (thousands of dollars)

Balance July 1, 1999 ................   $  31,240    $   276,610   $      (794)   $  (5,562) $     (436)   $     --    $ 301,058

   Comprehensive income:
     Net earnings (restated) ........        --           --           --           --           --          9,845        9,845
     Unrealized gain in investment
       securities, net of tax .......        --           --           --           --        115,175         --        115,175
     Minimum pension liability
       adjustment; net of tax .......        --           --           --           --            436         --            436
     Comprehensive income ...........                                                                                   125,456

   Common stock held in trust .......        --           --           --        (10,037)        --           --        (10,037)
   5% stock dividend (restated) .....       2,359        7,452         --           --           --         (9,845)         (34)
   Purchase of treasury stock .......        --           --        (14,425)        --           --           --        (14,425)
   Issuance of stock for acquisition       16,714      315,235         --           --           --           --        331,949
   Exercise of stock options ........         208          538         (335)         269         --           --            680
Balance June 30, 2000 ..............       50,521      599,835      (15,554)     (15,330)     115,175         --        734,647

   Comprehensive income:
     Net loss (restated) ...........        --           --           --           --            --        (13,974)     (13,974)
     Unrealized gain in investment
          securities, net of tax ...        --           --           --           --         65,527         --         65,527
     Cumulative effect of change
       in accounting principle .....        --           --           --           --            826         --            826
     Unrealized loss on hedging
          activities ..............        --           --           --           --           (271)        --           (271)
     Comprehensive income .........                                                                                    52,108
   Issuance of stock for acquisition     1,369       25,483          --           --             --         --         26,852
   Common stock held in trust ......       --           --           --        (1,176)           --         --         (1,176)
   Exercise of stock options .......       14          137           --           --                                      151
Balance September 30, 2000 .......   $ 51,904    $ 625,455       $(15,554)    $(16,506)      $181,257   $(13,974)    $812,582


















                             See accompanying notes.

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                              Three Months Ended September 30,
                                                                                    2000          1999
                                                                                 -----------   -----------
                                                                                       (Restated)
                                                                                 (thousands of dollars)
Cash flows used in operating activities:
   Net loss ...................................................................   $ (13,974)   $  (6,100)
   Adjustments to reconcile net loss to net cash flows used in operating activities:
       Depreciation and amortization ..........................................      15,966       10,848
       Deferred income taxes ..................................................      (1,725)      (1,615)
       Provision for bad debts ................................................         716          520
       Financial derivative trading losses ....................................       3,195         --
       Deferred interest expense ..............................................        (278)          33
       Cumulative effect of change in accounting principle ....................        (602)        --
       Other ..................................................................         509          355
       Changes in assets and liabilities, net of acquisitions and dispositions:
         Accounts receivable, billed and unbilled .............................      (5,398)       9,364
         Accounts payable .....................................................     (13,212)     (11,482)
         Taxes and other liabilities ..........................................      (1,056)     (11,669)
         Customer deposits ....................................................        (357)        (140)
         Deferred gas purchase costs ..........................................     (26,554)     (12,568)
         Inventories ..........................................................     (44,542)     (10,871)
     Other ....................................................................      (7,303)       2,656
                                                                                  ---------    ---------
       Net cash flows used in operating activities ............................     (94,615)     (30,669)
                                                                                  ---------    ---------
Cash flows from (used in) investing activities:
   Additions to property, plant and equipment .................................     (21,908)     (20,418)
   Acquisition of operations, net of cash received ............................    (406,830)        --
   Increase in customer advances ..............................................         529          835
   Decrease in deferred charges and credits ...................................        (408)      (4,523)
   Purchase of investment securities ..........................................        --         (1,413)
   Other ......................................................................        (222)         458
                                                                                  ---------    ---------
       Net cash flows used in investing activities ............................    (428,839)     (25,061)
                                                                                  ---------    ---------
Cash flows from (used in) financing activities:
   Issuance of long-term debt .................................................     480,000         --
   Issuance cost of debt ......................................................      (2,538)        --
   Repayment of debt and capital lease obligation .............................        (535)        (495)
   Payment of merger debt assumed .............................................    (114,171)        --
   Net borrowings under revolving credit facility .............................     135,450       63,100
   Change in cash overdraft ...................................................        --         (6,655)
   Other ......................................................................         109          376
                                                                                  ---------    ---------
       Net cash flows from financing activities ...............................     498,315       56,326
                                                                                  ---------    ---------
Increase (decrease) in cash and cash equivalents ..............................     (25,139)         596
Cash and cash equivalents at beginning of period ..............................      27,829         --
-------------------------------------------------------------------------------   ---------    ---------
Cash and cash equivalents at end of period ....................................   $   2,690    $     596
                                                                                  =========    =========

Supplemental disclosures of cash flow information: Cash paid during the period for:
     Interest .................................................................   $  17,795    $  17,526
                                                                                  =========    =========
     Income taxes .............................................................   $    --      $   1,300
                                                                                  =========    =========


                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                            Twelve Months Ended September 30,
                                                                                     2000         1999
                                                                                  ----------   ----------
                                                                                          (Restated)
                                                                                   (thousands of dollars)
Cash flows from operating activities:
   Net earnings ...............................................................   $   1,971    $  11,393
   Adjustments to reconcile net earnings to net cash flows from operating activities:
       Depreciation and amortization ..........................................      60,257       42,286
       Deferred income taxes ..................................................         325        8,607
       Provision for bad debts ................................................       5,194        3,688
       Financial derivative trading losses ....................................       5,431         --
       Deferred interest expense ..............................................        (623)         847
       Cumulative effect of change in accounting principle ....................        (602)        --
       Other ..................................................................       1,862          987
       Changes in assets and liabilities, net of acquisitions and dispositions:
         Accounts receivable, billed and unbilled .............................     (18,592)      (7,538)
         Accounts payable .....................................................      20,872           70
         Taxes and other liabilities ..........................................       4,977         (385)
         Customer deposits ....................................................      (3,624)        (108)
         Deferred gas purchase costs ..........................................     (29,100)      11,657
         Inventories ..........................................................     (33,580)      (1,694)
         Other ................................................................      (8,192)       2,536
                                                                                  ---------    ---------
     Net cash flows from operating activities .................................       6,576       72,346
                                                                                  ---------    ---------
Cash flows from (used in) investing activities:
   Additions to property, plant and equipment .................................    (101,936)     (79,330)
   Acquisition of operations, net of cash received ............................    (445,196)        --
   Purchase of investment securities ..........................................     (19,588)      (8,413)
   Increase in customer advances ..............................................       1,044        1,821
   Increase (decrease) in deferred charges and credits ........................         458       (6,343)
   Proceeds from sale of subsidiary ...........................................      12,150         --
   Other ......................................................................      (5,233)        (497)
                                                                                  ---------    ---------
     Net cash flows used in investing activities ..............................    (558,301)     (92,762)
                                                                                  ---------    ---------
Cash flows from (used in) financing activities:
   Issuance of long-term debt .................................................     780,000         --
   Issuance cost of debt ......................................................      (9,830)        --
   Repayment of debt and capital lease obligation .............................    (138,831)     (20,849)
   Premium on early extinguishment of debt ....................................        (719)        --
   Net borrowings under revolving credit facility .............................      51,350       42,000
   Payment of merger debt assumed .............................................    (114,171)        --
   Purchase of treasury stock .................................................     (14,425)        --
   Change in cash overdraft ...................................................        --           (337)
   Other ......................................................................         445          198
                                                                                  ---------    ---------
     Net cash flows from financing activities .................................     553,819       21,012
                                                                                  ---------    ---------
Increase in cash and cash equivalents .........................................       2,094          596
Cash and cash equivalents at beginning of period ..............................         596         --
                                                                                  ---------    ---------
Cash and cash equivalents at end of period ....................................   $   2,690    $     596
                                                                                  =========    =========

Supplemental disclosures of cash flow information: Cash paid during the period for:
     Interest .................................................................   $  58,076    $  47,293
                                                                                  =========    =========
     Income taxes .............................................................   $   4,321    $   2,394
                                                                                  =========    =========




                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



FINANCIAL STATEMENTS

These interim financial statements should be read in conjunction with the financial statements and notes thereto contained in Southern Union Company's (Southern Union and, together with its wholly-owned subsidiaries, the Company) Annual Report on Form 10-K/A for the fiscal year ended June 30, 2000. Certain prior period amounts have been reclassified to conform with the current period presentation.

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

RESTATED FINANCIAL STATEMENTS

In March 2001, the Company discovered unauthorized financial derivative energy trading activity by a non-regulated, wholly-owned subsidiary. During March 2001 and April 2001, all unauthorized trading activity was closed resulting in a cumulative cash expense of $191,000, net of tax. However, due to certain accounting rules, such trading contracts must be recorded at fair value as of each balance sheet date with gains and losses included in earnings. As a result, a restatement of financial information for the fiscal year ended June 30, 2000 and the two subsequent quarters was required. This restatement resulted in non-cash losses of $1,726,000, net of tax, ($.04 per diluted share) for the three-month period ended September 30, 2000, and cumulative non-cash losses of $2,933,000, net of taxes, ($.06 per diluted share) for the twelve-month period ended September 30, 2000, which is recorded in other, net.

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

On September 28, 2000, Southern Union completed the acquisition of Fall River Gas Company (Fall River Gas) for approximately 1.4 million shares of Southern Union common stock and approximately $27 million in cash plus assumption of $20 million in long-term debt. Fall River Gas serves approximately 48,000 customers in the city ofFall River and the towns of Somerset, Swansea and Westport, all located in southeastern Massachusetts. Included in

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



 the Fall River Gas merger was Fall River Gas Appliance Company, Inc., which rents water heaters and conversion burners (primarily for residential use) in Fall River Gas' service area.

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

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

                                                Three Months Ended September 30,
                                                    2000            1999
                                                 --------------------------
                                                          (Restated)

Operating revenues ...........................   $ 185,659  $     155,227
Income (loss) before extraordinary item ......     (35,035)       (28,283)
Net earnings (loss) available for common stock     (35,035)       (28,283)
Net earnings (loss) per common stock:
     Basic ...................................       (0.70)        (0.56)
     Diluted .................................       (0.70)        (0.56)

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

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

As a result of the unauthorized financial derivative energy trading activity, an open contract of a non-regulated, wholly-owned subsidiary was present at September 30, 2000 for 10,000 MMBtu's of natural gas per day for the contract period of January 2001 to December 2001 at a fixed price of $2.72 per MMBtu. During March 2001 and April 2001, all unauthorized trading contracts were closed, resulting in a cumulative cash expense of $191,000, net of tax to the Company. For the quarter ended September 30, 2000, the Company recorded a liability of $5,431,000 representing the fair market value of the contract and a pre-tax non-cash loss of $3,195,000.

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

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

DEBT AND CAPITAL LEASE

                                           September 30,   June 30,
                                                2000        2000
                                            ----------   -----------
                                            (thousands of dollars)

7.60% Senior Notes due 2024 .............   $  364,515   $  364,515
8.25% Senior Notes due 2029 .............      300,000      300,000
10.25% First Mortgage Bonds, due 2001 ...         910         --
8.375% First Mortgage Bonds, due 2002 ...       30,000       30,000
5.62% First Mortgage Bonds, due 2003 ....        6,400         --
6.82% First Mortgage Bonds, due 2018 ....       15,000         --
9.34% First Mortgage Bonds, due 2019 ....       15,000       15,000
9.63% First Mortgage Bonds, due 2020 ....       10,000         --
9.44% First Mortgage Bonds, due 2020 ....        6,500         --
8.09% First Mortgage Bonds, due 2022 ....       12,500         --
8.46% First Mortgage Bonds, due 2022 ....       12,500         --
7.50% First Mortgage Bonds, due 2025 ....       15,000         --
7.99% First Mortgage Bonds, due 2026 ....        7,000         --
7.24% First Mortgage Bonds, due 2027 ....        6,000         --
6.50% First Mortgage Bonds, due 2029 ....       14,606         --
7.70% Debentures, due 2027 ..............        6,905         --
Term Note ...............................      480,000         --
Capital lease and other .................       30,273       26,452
Total debt and capital lease ............    1,333,109      735,967
    Less current portion ................        8,004        2,193
Total long-term debt and capital lease ..  $ 1,325,105   $  733,774
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

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

Trading Losses In March 2001, the Company discovered unauthorized financial derivative energy trading activity by a non-regulated, wholly-owned subsidiary. During March 2001 and April 2001, all unauthorized trading activity was closed resulting in a cumulative cash expense of $191,000, net of tax. However, due to certain accounting rules, such trading contracts must be recorded at fair value as of each balance sheet date with gains and losses included in earnings. As a result, a restatement of financial information for the fiscal year ended June 30, 2000 and the two subsequent quarters was required. This restatement resulted in non-cash losses of $1,726,000, net of taxes, for the three-month period ended September 30, 2000, and cumulative non-cash losses of $2,933,000, net of taxes, for the twelve-month period ended September 30, 2000.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 and 1999

The Company recorded a net loss attributable to common stock of $13,974,000 for the three-month period ended September 30, 2000 compared with a net loss of $6,100,000 for the three-month period ended September 30, 1999. Net loss per common share, based on weighted average shares outstanding during the period, was $.29 in 2000 compared with a net loss per common share of $.19 in 1999. Due to the seasonal nature of the gas utility business, the three-month period ending September 30 is typically a loss period.

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

Other expense for the three-month period ended September 30, 2000 was $5,513,000 compared to $1,157,000 in 1999. Other expense for the three-month period ended September 30, 2000 primarily consists of $3,195,000 of non-cash trading losses and $2,041,000 of legal costs associated with ongoing litigation associated with an unsuccessful acquisition. This amount was offset by $451,000 in net rental income from Lavaca Realty Company ("Lavaca Realty"). Other expense for the three-month period ended September 30, 1999 primarily consists of $1,200,000 of legal costs associated with ongoing litigation associated with an unsuccessful acquisition which was also partially offset by $222,000 in net rental income from Lavaca Realty.

For the three-month period ended September 30, 2000, the federal and state income tax benefit increased $8,617,000 over the same period in 1999 primarily due to the increase in net loss as previously described.

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

Twelve Months Ended September 30, 2000 and 1999

The Company recorded net earnings available for common stock of $1,971,000 for the twelve-month period ended September 30, 2000 compared with net earnings of $11,393,000 in 1999. Earnings per diluted share were $.04 in 2000 compared with earnings per diluted share of $.33 in 1999.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Operating revenues were $891,387,000 for the twelve-month period ended September 30, 2000, compared with operating revenues of $612,562,000 in 1999. Gas purchase and other energy costs for the twelve-month period ended September 30, 2000 were $542,955,000, compared with $346,904,000 in 1999. Both operating revenues and gas purchase costs were primarily impacted by a 15% increase in gas sales volume from 105,938 MMcf in 1999 to 121,483 MMcf in 2000. The acquisition of PG Energy contributed 21,479 MMcf of the increase while the remaining operations of the Company resulted in a gas sales volume decrease of 5,934 MMcf. The decrease in sales volumes in both Missouri and Texas were due to warmer weather during the twelve-month period ended September 30, 2000 compared with 1999. Additionally, operating revenues and gas purchase costs were affected by an increase of 17% in the average cost of gas from $3.25 per Mcf in 1999 to $3.82 per Mcf in 2000, due to increases in average spot market gas prices.

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

Other expense for the twelve-month period ended September 30, 2000 was $14,064,000 compared to $3,695,000 in 1999. Other expense for the twelve-month period ended September 30, 2000 included: $12,404,000 of legal costs associated with ongoing litigation associated with an unsuccessful acquisition and $5,431,000 of non-cash trading losses which was partially offset by net rental income of Lavaca Realty of $1,985,000 and $623,000 in deferral of interest and other expenses associated with the MGE Safety Program. Other expense for the twelve-month period ended September 30, 1999 included: $5,039,000 of legal costs associated with ongoing litigation associated with an unsuccessful acquisition which was partially offset by net rental income of Lavaca Realty of $1,331,000 and $457,000 in deferral of interest and other expenses associated with the MGE Safety Program.

For the twelve-month period ended September 30, 2000, federal and state income taxes decreased $6,119,000 over the same period in 1999 due to a decrease in pre-tax earnings as discussed above. The Company's consolidated federal and state effective income tax rate was 42% and 38% for the twelve-month period ended September 30, 2000 and 1999, respectively. The increase in the effective federal and state income tax rate is a result of non-tax deductible amortization of additional purchase cost associated with the purchase of the Pennsylvania Operations.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following table sets forth certain information regarding the Company's gas utility operations for the three- and twelve-month periods ended September 30, 2000 and 1999:

                                                             Three Months Ended       Twelve Months Ended
                                                                 September 30,            September 30,
                                                             2000          1999       2000            1999
                                                           ---------   ----------   ---------     ----------

Average number of gas sales customers served:
     Residential ......................................    1,052,786      897,281    1,044,172       899,968
     Commercial .......................................      103,348       87,375      103,775        88,788
     Industrial and irrigation ........................          773          574          751           571
     Public authorities and other .....................        3,151        2,845        3,147         2,860
     Pipeline and marketing ...........................          370          235          263           236
                                                          ----------   ----------    ----------   ----------
          Total average customers served ..............    1,160,428      988,310    1,152,108       992,423
                                                          ==========   ==========    ==========   ==========


Gas sales in millions of cubic feet (MMcf)
     Residential ......................................        5,518        4,687       70,271        57,215
     Commercial .......................................        3,279        2,847       29,886        25,649
     Industrial and irrigation ........................          527          326        1,797         1,370
     Public authorities and other .....................          290          255        2,625         2,287
     Pipeline and marketing ...........................        3,388        3,143       17,083        18,486
                                                          ----------   ----------    ----------   ----------

          Gas sales billed ............................       13,002       11,258      121,662       105,007
     Net change in unbilled gas sales .................          729          769         (179)          931
                                                          ----------   ----------    ----------   ----------
          Total gas sales .............................       13,731       12,027      121,483       105,938
                                                          ==========   ==========    ==========   ==========


Gas sales revenues (thousands of dollars):
     Residential ......................................   $   61,576   $   44,290    $ 494,133    $  369,084
     Commercial .......................................       24,780       16,836      183,246       142,417
     Industrial and irrigation ........................        3,264        1,591       10,493         6,475
     Public authorities and other .....................        1,846        1,159       12,904         8,752
     Pipeline and marketing ...........................       13,713        8,731       52,151        43,218
                                                          ----------   ----------    ---------    ----------

          Gas revenues billed .........................      105,179       72,607      752,927       569,946
     Net change in unbilled gas sales revenues ........        5,363        4,571        3,664         5,706
                                                          ----------   ----------    ----------   ----------

          Total gas sales revenues ....................   $  110,542   $   77,178    $  756,591   $  575,652
                                                          ==========   ==========    ==========   ==========


Gas sales margin (thousands of dollars) ...............   $   43,029   $   34,557    $  257,593   $  198,586
                                                          ==========   ==========    ==========   ==========

Gas sales revenue per thousand cubic feet (Mcf) billed:
     Residential ......................................   $    11.16   $     9.45    $     7.03   $     6.45
     Commercial .......................................         7.56         5.91          6.13         5.55
     Industrial and irrigation ........................         6.20         4.88          5.84         4.73
     Public authorities and other .....................         6.38         4.55          4.92         3.83
     Pipeline and marketing ...........................         4.05         2.78          3.05         2.34

Weather:
     Degree days:
          Southern Union Gas service territories ......            5            3        1,516         1,580
          Missouri Gas Energy service territories .....           66           92        4,150         4,522
          PG Energy service territories ...............          260         --          5,547
     30-year measure:
          Southern Union Gas service territories ......            5            5        2,147         2,134
          Missouri Gas Energy service territories .....           59           59        5,245         5,246
          PG Energy service territories ...............          120         --          5,870            --

Gas transported in millions of cubic feet (MMcf) ......       15,268       12,603       72,501        55,921
Gas transportation revenues (thousands of dollars) ....   $    7,308      $ 4,372    $  36,294    $   20,752

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

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7 in the Company's Annual Report on Form 10-K/A for the year ended June 30, 2000, in addition to the interim consolidated financial statements, accompanying notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in Items 1 and 2 of this Quarterly Report on Form 10-Q/A.

There were no material changes in market risks faced by the Company from those reported in the Company's Annual Report on Form 10-K/A for the year ended June 30, 2000.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q/A may contain forward-looking statements that are based on current expectations, estimates and projections about the industry in which the Company operates, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are outside the Company's control. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to put undue reliance on such forward-looking statements. Stockholders may review the Company's reports filed in the future with the Securities and Exchange Commission for more current descriptions of developments that could cause actual results to differ materially from such forward-looking statements.

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

The number of votes cast in favor, against or abstain for the proposal voted on at the Special Meeting of Stockholders, were:

                                                   For       Against    Abstain
Proposal to approve Fall River Gas Company and
 Providence Energy Corporation mergers......... 41,666,787   139,912    176,475

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             SOUTHERN UNION COMPANY
           ----------------------------------------------------------
                                  (Registrant)






Date  April 25, 2001     By RONALD J. ENDRES
     ------------------     ---------------------------------------------------
                            Ronald J. Endres
                            Executive Vice President and Chief Financial Officer




Date April 25, 2001     By   DAVID J. KVAPIL
                             David J. Kvapil
                             Senior Vice President and Corporate Controller
                             (Principal Accounting Officer)