Form 10-Q/A
period 2000-12-31
SOUTHERN UNION CO
filed 2001-04-25
CIK 203248

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

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                                   FORM 10-Q/A
                                December 31, 2000
                                      Index




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

         Consolidated statements of cash flows - three, six and twelve months ended December 31, 2000 and 1999 8-10

              Notes to consolidated financial statements              11-21

     Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results                               22-30
                  of Operations

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk  30

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

                  (See "COMMITMENTS AND CONTINGENCIES" in Notes to Consolidated
                   Financial Statements)                             18-21

     Item 4.  Result of Votes of Security Holders                     31

     Item 6.  Exhibits and Reports on Form 8-K

                  (a) Reports on Form 8-K -- Announcement of completed
                      acquisitions of Valley Resources on September 20, 2000, Providence Energy Corporation on September 28, 2000 and Fall River Gas Company on September 28, 2000
                      (Filed on October 5, 2000)

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                 Three Months Ended December 31,
                                                     2000            1999
                                                 ------------    -----------
                                                         (Restated)
                                            (thousands of dollars, except shares
                                                 and per share amounts)

Operating revenues ...........................   $    605,339    $    239,595
Cost of gas and other energy .................        433,925         145,113
                                                 ------------    ------------
     Operating margin ........................        171,414          94,482
Revenue-related taxes ........................         23,854          11,256
                                                 ------------    ------------
     Net operating margin ....................        147,560          83,226
Operating expenses:
     Operating, maintenance and general ......         62,151          34,194
     Depreciation and amortization ...........         23,738          13,500
     Taxes, other than on income and revenues           7,950           4,634
----------------------------------------------   ------------    ------------
          Total operating expenses ...........         93,839          52,328
----------------------------------------------   ------------    ------------
          Net operating revenues .............         53,721          30,898
                                                 ------------    ------------
Other income (expense):
     Interest ...............................        (30,303)        (13,299)
     Dividends on preferred securities of
       subsidiary trust .....................         (2,370)         (2,370)
     Other, net .............................         14,911          (3,336)
                                                 ------------    ------------
          Total other expenses, net .........        (17,762)        (19,005)
                                                ------------    ------------
          Earnings before income taxes ......         35,959          11,893
Federal and state income taxes ..............         16,641           4,761
                                                ------------    ------------
Net earnings available for common stock .....   $     19,318    $      7,132
                                                ============    ============
Net earnings per share:
     Basic ..................................   $        .39    $        .16
                                                ============    ============
     Diluted ................................   $        .37    $        .16
                                                ============    ============
Weighted average shares outstanding:
     Basic .................................     49,924,123      43,421,029
                                               ============    ============
     Diluted ...............................     52,749,286      45,383,264
                                               ============    ============

                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                              Six Months Ended December 31,
                                                                 2000              1999
                                                             ------------     ------------
                                                                      (Restated)
                                                            (thousands of dollars, except
                                                             shares and per share amounts)

Operating revenues .......................................   $    749,808    $   324,381
Cost of gas and other energy .............................        518,458        184,390
----------------------------------------------------------   ------------    -----------
     Operating margin .....................................      231,350         139,991
Revenue-related taxes .....................................       28,933          15,220
                                                             ------------    ------------
     Net operating margin .................................      202,417         124,771
Operating expenses:
     Operating, maintenance and general ...................       99,169          59,458
     Depreciation and amortization ........................       39,704          24,348
     Taxes, other than on income and revenues .............       12,810           8,259
                                                            ------------    ------------
          Total operating expenses ........................      151,683          92,065
                                                            ------------    ------------
          Net operating revenues ..........................       50,734          32,706
                                                            ------------    ------------
Other income (expense):
     Interest .............................................      (46,609)        (21,663)
     Dividends on preferred securities of subsidiary trust        (4,740)         (4,740)
     Other, net ...........................................        9,397          (4,493)
                                                            ------------    ------------
          Total other expenses, net ......................       (41,952)        (30,896)
                                                            ------------    ------------
          Earnings before income taxes and cumulative effect of
              change in accounting principle .............         8,782           1,810
Federal and state income taxes ...........................         4,040             778
                                                            ------------    ------------
Earnings before cumulative effect of change in
   accounting principle ..................................        4,742            1,032
Cumulative effect of change in accounting principle,
  net of tax .............................................         602                --
                                                            ------------    ------------
Net earnings available for common stock ..................  $      5,344    $      1,032
                                                            ============    ============

Net earnings per share:
     Basic
          Before cumulative effect of change in
            accounting principle ........................   $        .10    $       .03
          Cumulative effect of change in accounting
            principle, net of tax .......................            .01             --
---------------------------------------------------------   ------------    -----------
                                                            $        .11    $       .03
=========================================================   ============    ===========
     Diluted
          Before cumulative effect of change in
            accounting principle .......................    $        .09    $       .03
          Cumulative effect of change in accounting
            principle, net of tax ......................             .01             --
---------------------------------------------------------   ------------    -----------
                                                            $        .10    $       .03
===========================================================   ============  ===========
Weighted average shares outstanding:
     Basic ................................................     49,255,805   37,944,658
===========================================================   ============  ===========
     Diluted ..............................................     51,889,835   39,831,493
===========================================================   ============  ============






                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                                          Twelve Months Ended December 31,
                                                                              2000               1999
                                                                          -------------     --------------
                                                                                   (Restated)
                                                                            (thousands of dollars, except
                                                                           shares and per share amounts)

Operating revenues ......................................................   $  1,257,131    $    677,933
Cost of gas and other energy ............................................        831,767         388,078
                                                                            ------------    ------------
     Operating margin ...................................................        425,364         289,855
Revenue-related taxes ...................................................         48,608          34,573
                                                                            ------------    ------------
     Net operating margin ...............................................        376,756         255,282

Operating expenses:
     Operating, maintenance and general .................................        176,298         116,030
     Depreciation and amortization ......................................         70,495          45,291
     Taxes, other than on income and revenues ...........................         21,820          15,768
                                                                            ------------    ------------
          Total operating expenses ......................................        268,613         177,089
                                                                            ------------    ------------
          Net operating revenues ........................................        108,143          78,193
                                                                            ------------    ------------
Other income (expense):
     Interest ...........................................................        (76,438)        (39,779)
     Dividends on preferred securities of subsidiary trust ..............         (9,480)         (9,480)
     Other, net .........................................................          4,183          (6,870)
                                                                             ------------    -----------
          Total other expenses, net .....................................        (81,735)        (56,129)
                                                                             ------------    -----------

          Earnings before income taxes and cumulative effect of
              change in accounting principle ............................         26,408          22,064

Federal and state income taxes ..........................................         12,853           8,913
                                                                            ------------    ------------

Earnings before cumulative effect of change in accounting principle .....         13,555          13,151

Cumulative effect of change in accounting principle, net of tax .........            602            --
                                                                            ------------    ------------
Net earnings available for common stock .................................   $     14,157    $     13,151
                                                                            ============    ============

Net earnings per share:
     Basic
          Before cumulative effect of change in accounting principle ....   $        .28    $        .37

          Cumulative effect of change in accounting principle, net of tax            .01             --
                                                                            ------------    ------------
                                                                            $        .29    $        .37

     Diluted
          Before cumulative effect of change in accounting principle ....   $         .27   $        .35

          Cumulative effect of change in accounting principle, net of tax             .01             --
                                                                             ------------   ------------
                                                                            $        .28    $        .35
                                                                            ============    ============


Weighted average shares outstanding:
     Basic ..............................................................    49,080,587      35,359,486
                                                                           ============    ============
     Diluted ............................................................    51,417,448      37,071,537
                                                                           ============    ============




                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

     ASSETS



                                                                        December 31,             June 30,
                                                                  ------------------------
                                                                     2000         1999             2000
                                                                 -----------   -------------  -------------
                                                                          (Restated)              (Restated)
                                                                              (thousands of dollars)

Property, plant and equipment:
     Plant in service ........................................   $ 2,162,069    $ 1,529,005    $ 1,580,077
     Construction work in progress ...........................        30,611         33,414         30,192
                                                                 -----------    -----------    -----------
                                                                    2,192,680      1,562,419     1,610,269
     Less accumulated depreciation and amortization ..........      (746,779)      (489,223)      (509,947)
--------------------------------------------------------------   -----------    -----------    -----------
                                                                   1,445,901      1,073,196      1,100,322
     Additional purchase cost assigned  to utility plant, net        733,893        388,472        386,839
                                                                 -----------    -----------    -----------

     Net property, plant and equipment .......................     2,179,794      1,461,668      1,487,161
--------------------------------------------------------------   -----------    -----------    -----------
Current assets:
     Cash and cash equivalents ..............................         7,840           --           27,829
     Accounts receivable, billed and unbilled, net ..........       410,419        149,233         74,959
     Inventories, principally at average cost ...............       118,543         70,405         60,259
     Deferred gas purchase costs ............................        32,110           --               --
     Investment securities available for sale ...............       105,587           --          187,817
     Prepayments and other ..................................        14,296          7,141            877
                                                                -----------    -----------    -----------
          Total current assets ..............................       688,795        226,779       351,741
                                                                -----------    -----------    ----------
Deferred charges ............................................       209,594       133,022        145,006
Investment securities, at cost ..............................       20,081         12,160         10,489
Real estate .................................................        2,599         12,520          9,461
Other .......................................................       37,815         15,021         17,602
                                                               -----------    -----------    -----------
     Total assets ..........................................   $ 3,138,678    $ 1,861,170    $ 2,021,460
                                                               ===========    ===========    ===========







                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      STOCKHOLDERS' EQUITY AND LIABILITIES



                                                                     December 31,             June 30,
                                                              -------------------------
                                                                  2000         1999             2000
                                                              ----------     -----------    ------------
                                                                      (Restated)              (Restated)
                                                                           (thousands of dollars)

Common stockholders' equity:
     Common stock, $1 par value; authorized 200,000,000
         shares; issued 51,982,168 shares .................   $    51,982    $    48,049    $    50,521
     Premium on capital stock .............................       626,251        592,097        599,835
     Less treasury stock, 1,010,077 shares at cost ........       (15,895)        (2,120)       (15,554)
     Less common stock held in trust ......................       (16,990)       (10,019)       (15,330)

     Directors deferred compensation ......................           899            712            808
     Accumulated other comprehensive income (loss) ........        62,983           (436)       115,175
     Retained earnings ....................................         5,344          1,032             --
-----------------------------------------------------------   -----------    -----------    -----------
     Total common stockholders' equity ....................       714,574        629,315        735,455


Company-obligated mandatorily redeemable preferred
     securities of subsidiary trust holding solely subordinated
     notes of Southern Union ..............................       100,000        100,000        100,000

Long-term debt and capital lease obligation ...............     1,375,760        734,878        733,774
-----------------------------------------------------------   -----------    -----------    -----------
     Total capitalization .................................    2,190,334      1,464,193      1,569,229

Current liabilities:
     Long-term debt and capital lease obligation due within
          one year ........................................         5,173          1,971          2,193
     Notes payable ........................................       175,000         12,903              3
     Accounts payable .....................................       282,110         75,294         77,488
     Federal, state and local taxes .......................        27,761         12,467          7,359
     Accrued interest .....................................        21,290         16,278         15,922
     Customer deposits ....................................        20,952         17,834         17,255
     Deferred gas purchase costs ..........................          --           19,292         11,708
     Other ................................................        72,187         20,231         30,778
-----------------------------------------------------------   -----------    -----------    -----------
         Total current liabilities ........................       604,473        176,270        162,706
-----------------------------------------------------------   -----------    -----------    -----------


Deferred credits and other ................................       148,240         98,131        106,015
Accumulated deferred income taxes .........................       195,631        122,576        183,510

Commitments and contingencies .............................          --             --               --
                                                              -----------    -----------    -----------

     Total ................................................   $ 3,138,678    $ 1,861,170    $ 2,021,460
===========================================================   ===========    ===========    ===========





                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                    Common     Accumulated
                                             Common     Premium      Treasury       Stock        Other      Retained
                                            Stock, $1  on Capital    Stock, at      Held  in   Comprehen-   Earnings/
                                            Par Value    Stock          Cost         Trust     sive Income   (Deficit)    Total
                                            --------- ------------  ----------    ------------ ----------  -----------  --------
                                                                  (thousands of dollars)


Balance July 1, 1999 ......................$  31,240  $  276,610   $      (794)   $  (4,927)   $    (436) $        --  $ 301,693

   Comprehensive income:
     Net earnings (restated) ..............      --           --          --           --           --          9,845      9,845
     Unrealized gain in investment
       securities, net of tax .............      --           --          --           --        115,175         --      115,175
     Minimum pension liability
       adjustment; net of tax .............      --           --          --           --            436         --          436
     Comprehensive income .................                                                                              125,456
   Purchase of common stock
     held in trust ........................      --           --          --         (9,864)      --             --       (9,864)
   5% stock dividend (restated) ...........   2,359        7,452        --           --           --         (9,845)         (34)
   Purchase of treasury stock .............      --           --       (14,425)        --         --             --      (14,425)
   Issuance of stock for acquisition ......  16,714      315,235        --           --           --             --      331,949
   Exercise of stock options ..............     208          538        (335)         269         --            --          680
                                          ---------    ---------   ---------    ---------    ---------    ---------    ---------
Balance June 30, 2000 ....................   50,521      599,835     (15,554)     (14,522)     115,175          --       735,455

   Comprehensive income:
     Net earnings (restated) .............       --           --          --           --          --         5,344        5,344
     Unrealized loss in investment
          securities, net of tax benefit .        --           --          --           --        (51,822)        --     (51,822)
     Cumulative effect of change
       in accounting principle ...........        --           --          --           --            826         --         826
     Unrealized loss on hedging
          activities .....................        --           --          --           --         (1,196)        --      (1,196)
     Comprehensive income (loss) .........                                                                                (46,848)
   Payment on note receivable ............        --            290        --           --           --           --          290
   Purchase of common stock
     held in trust .......................        --           --          --         (1,865)        --           --       (1,865)
   Issuance of stock for acquisition .....       1,371       25,505        --           --           --           --       26,876
   Exercise of stock options .............          90          621        (341)         296         --           --          666
                                             ---------    ---------   ---------    ---------    ---------    ---------    --------
Balance December 31, 2000 ...............   $  51,982    $ 626,251   $  (15,895)  $ (16,091)   $ 62,983     $   5,344      714,574
=========================================   =========    =========   =========    =========    =========    =========    =========



                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                           Three Months Ended December 31,
                                                                                   2000         1999
                                                                                 ---------    ---------
                                                                                       (Restated)
                                                                                 (thousands of dollars)
Cash flows used in operating activities:
   Net earnings ..............................................................   $  19,318    $   7,132
   Adjustments to reconcile net earnings to net cash flows used in operating activities:
       Depreciation and amortization .........................................      23,738       13,500
       Deferred income taxes .................................................      (4,235)       1,385
       Non-cash compensation expense .........................................       2,038         --
       Provision for bad debts ...............................................       5,231         (866)
       Financial derivative trading losses ...................................       5,849         --
       Gain on sale of investment securities .................................      (8,869)        --
       Gain on sale of real estate ...........................................     (13,532)        --
       Deferred interest expense .............................................        (380)          46
       Other .................................................................       1,186          442
       Changes in assets and liabilities, net of acquisitions:
         Accounts receivable, billed and unbilled ............................    (288,525)     (82,108)
         Accounts payable ....................................................     177,660       32,352
         Taxes and other liabilities .........................................      19,534       11,581
         Customer deposits ...................................................        (127)         292
         Deferred gas purchase costs .........................................      (8,261)       5,037
         Inventories .........................................................         954          817
         Other ...............................................................      (3,884)      (2,647)
                                                                                 ---------    ---------
     Net cash flows used in operating activities .............................     (72,305)     (13,037)
                                                                                 ---------    ---------
Cash flows used in investing activities:
   Additions to property, plant and equipment ................................     (39,795)     (22,404)
   Acquisition of operations, net of cash received ...........................       1,527      (35,831)
   Purchase of investment securities .........................................     (12,495)     (10,634)
   Notes receivable ..........................................................         290       (4,000)
   Decrease in customer advances .............................................        (545)          (1)
   Increase in deferred charges and credits ..................................       8,883        2,615
   Proceeds from sale of investment securities ...............................      11,372         --
   Proceeds from sale of real estate, net of closing costs ...................      20,638         --
   Other .....................................................................        (353)         (37)
                                                                                 ---------    ---------
     Net cash flows used in investing activities .............................     (10,478)     (70,292)
                                                                                 ---------    ---------
Cash flows from (used in) financing activities:
   Issuance of long-term debt ................................................      55,000      300,000
   Issuance cost of debt .....................................................        --         (6,498)
   Repayment of debt and capital lease obligation ............................      (7,174)    (137,413)
   Premium on early extinguishment of acquired debt ..........................        --           (719)
   Net borrowings (payments) under revolving credit facility .................      39,547      (71,200)
   Purchase of treasury stock ................................................        --         (1,326)
   Other .....................................................................         560         (111)
                                                                                 ---------    ---------
     Net cash flows from financing activities ................................      87,933       82,733
                                                                                 ---------    ---------

Increase (decrease) in cash and cash equivalents .............................       5,150         (596)
Cash and cash equivalents at beginning of period .............................       2,690          596
                                                                                 ---------    ---------

Cash and cash equivalents at end of period ...................................   $   7,840    $      -
                                                                                 =========    =========

Supplemental disclosures of cash flow information: Cash paid during the period for:
     Interest ................................................................   $  29,627    $   5,763
                                                                                 =========    =========
     Income taxes ............................................................   $      52    $      --
                                                                                 =========    =========




                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                             Six Months Ended December 31,
                                                                                   2000         1999
                                                                                 ---------  -----------
                                                                                     (Restated)
                                                                                 (thousands of dollars)

Cash flows used in operating activities:
   Net earnings ..............................................................   $   5,344  $    1,032
   Adjustments to reconcile net earnings to net cash flows used in operating activities:
       Depreciation and amortization .........................................      39,704       24,348
       Deferred income taxes .................................................      (5,960)        (230)
       Non-cash compensation expense .........................................       2,455            -
       Provision for bad debts ...............................................       5,947         (346)
       Financial derivative trading losses ...................................       9,044            -
       Gain on sale of investment securities .................................      (8,869)           -
       Gain on sale of real estate ...........................................     (13,532)           -
       Deferred interest expense .............................................        (658)          79
       Cumulative effect of change in accounting principle ...................        (602)          --
       Other .................................................................       1,695          797
       Changes in assets and liabilities, net of acquisitions:
         Accounts receivable, billed and unbilled ............................    (293,923)     (72,744)
         Accounts payable ....................................................     164,448       20,870
         Taxes and other liabilities .........................................      18,478          (88)
         Customer deposits ...................................................        (484)         152
         Deferred gas purchase costs .........................................     (34,815)      (7,531)
         Inventories .........................................................     (43,588)     (10,054)
         Other ...............................................................     (11,604)           9
                                                                                 ---------    ---------
     Net cash flows used in operating activities .............................    (166,920)     (43,706)
                                                                                 ---------    ---------

Cash flows used in investing activities:
   Additions to property, plant and equipment ................................     (61,703)     (42,822)
   Acquisition of operations, net of cash received ...........................    (405,303)     (35,831)
   Purchase of investment securities .........................................     (12,495)     (12,047)
   Notes receivable ..........................................................         290       (4,000)
   Increase (decrease) in customer advances ..................................         (16)         834
   Increase (decrease) in deferred charges and credits .......................       8,475       (1,908)
   Proceeds from sale of investment securities ...............................      11,372         --
   Proceeds from sale of real estate, net of closing costs ...................      20,638         --
   Other .....................................................................        (575)         421
                                                                                 ---------    ---------

     Net cash flows used in investing activities .............................    (439,317)    (95,353)
                                                                                 ---------    ---------

Cash flows from (used in) financing activities:
   Issuance of long-term debt ................................................     535,000      300,000
   Issuance cost of debt .....................................................      (2,538)      (6,498)
   Repayment of debt and capital lease obligation ............................      (7,709)    (137,908)
   Premium on early extinguishment of acquired debt ..........................        --           (719)
   Net borrowings (payments) under revolving credit facility .................     174,997       (8,100)
   Purchase of treasury stock ................................................        --         (1,326)
   Change in cash overdrafts .................................................        --         (6,655)
   Payment of merger debt assumed ............................................    (114,171)        --
   Other .....................................................................         669          265
                                                                                 ---------    ---------

     Net cash flows from financing activities ................................     586,248     139,059
                                                                                 ---------    ---------

Change in cash and cash equivalents ..........................................     (19,989)        --
Cash and cash equivalents at beginning of period .............................      27,829         --
                                                                                 ---------    ---------
Cash and cash equivalents at end of period ...................................   $   7,840    $    --
                                                                                 =========    =========

Supplemental disclosures of cash flow information: Cash paid during the period for:
     Interest ................................................................   $  47,422    $  23,217
                                                                                 =========    =========
     Income taxes ............................................................   $      52    $       -
                                                                                 =========    =========



                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                              Twelve Months Ended December 31,
                                                                                   2000           1999
                                                                                ----------   ----------
                                                                                           (Restated)
                                                                                    (thousands of dollars)

Cash flows from (used in) operating activities:
   Net earnings ..............................................................   $  14,157   $   13,151
   Adjustments to reconcile net earnings to net cash flows from (used in)
     operating activities:
       Depreciation and amortization .........................................      70,495       45,291
       Deferred income taxes .................................................      (5,294)       8,896
       Provision for bad debts ...............................................      11,291        1,754
       Financial derivative trading losses ...................................      11,280         --
       Deferred interest expense .............................................      (1,049)         334
       Cumulative effect of change in accounting principle ...................        (602)        --
       Non-cash compensation expense .........................................       2,311         --
       Gain on sale of investment securities .................................      (8,869)        --
       Gain on sale of real estate ...........................................     (13,532)        --
       Other .................................................................       2,606        1,089
       Changes in assets and liabilities, net of acquisitions:
         Accounts receivable, billed and unbilled ............................    (225,009)     (23,771)
         Accounts payable ....................................................     166,180        4,159
         Taxes and other liabilities .........................................      12,930       (1,603)
         Customer deposits ...................................................      (4,043)        (828)
         Deferred gas purchase costs .........................................     (42,398)      11,011
         Inventories .........................................................     (33,443)      (2,994)
         Other ...............................................................      (9,703)        (132)
                                                                                 ---------    ---------
     Net cash flows from (used in)operating activities .......................     (52,692)      56,357
                                                                                 ---------    ---------
Cash flows used in investing activities:
   Additions to property, plant and equipment ................................    (119,327)     (81,004)
   Acquisition of operations, net of cash received ...........................    (407,838)     (35,831)
   Purchase of investment securities .........................................     (21,449)     (19,047)
   Notes receivable ..........................................................         290       (4,000)
   Increase in customer advances .............................................         500        1,265
   Increase (decrease) in deferred charges and credits .......................       6,726       (7,089)
   Proceeds from sale of subsidiary ..........................................      12,150         --
   Proceeds from sale of investment securities ...............................      11,372         --
   Proceeds from sale of real estate, net of closing costs ...................      20,638         --
   Other .....................................................................      (1,549)        (445)
                                                                                 ---------    ---------

     Net cash flows used in investing activities .............................    (498,487)    (146,151)
                                                                                 ---------    ---------
Cash flows from (used in) financing activities:
   Issuance of long-term debt ................................................     535,000      300,000
   Issuance cost of debt .....................................................      (3,332)      (6,498)
   Repayment of debt and capital lease obligation ............................      (8,592)    (157,706)
   Premium on early extinguishment of acquired debt ..........................        --           (719)
   Net borrowings (payments) under revolving credit facility .................     162,097      (37,100)
   Purchase of treasury stock ................................................     (13,099)      (1,326)
   Change in cash overdrafts .................................................        --         (6,853)
   Payment of merger debt assumed ............................................    (114,171)        --
   Other .....................................................................       1,116           (4)
                                                                                 ---------    ---------

     Net cash flows from financing activities ................................     559,019       89,794
                                                                                 ---------    ---------

Change in cash and cash equivalents ..........................................       7,840         --
Cash and cash equivalents at beginning of period .............................        --           --
                                                                                 ---------    ---------
Cash and cash equivalents at end of period ...................................   $   7,840    $    --
                                                                                 =========    =========

Supplemental disclosures of cash flow information: Cash paid during the period for:
     Interest ................................................................   $  81,940    $ 50,477
                                                                                 =========    ========

     Income taxes ............................................................   $   4,373    $ 2,118
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

RESTATED FINANCIAL STATEMENTS

In March 2001, the Company discovered unauthorized financial derivative energy trading activity by a non-regulated, wholly-owned subsidiary. During March 2001 and April 2001, all unauthorized trading activity was closed resulting in a cumulative cash expense of $191,000, net of taxes. However, due to certain accounting rules, such trading contracts must be recorded at fair value as of each balance sheet date with gains and losses included in earnings. As a result, a restatement of financial information for the fiscal year ended June 30, 2000 and the two subsequent quarters was required. This restatement resulted in non-cash losses of $3,158,000 ($.06 per diluted share) and $4,884,000 ($.10 per diluted share), net of taxes, for the three- and six-month periods ended December 31, 2000, respectively, and cumulative non-cash losses of $6,092,000 ($.11 per diluted share), net of taxes, for the twelve-month period ended December 31, 2000, which is recorded in other, net.

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

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

                                               Six Months Ended December 31,
                                                   2000            1999
                                                 ------------------------
                                                         (Restated)

Operating revenues ...........................   $ 793,467  $     507,195
Income (loss) before extraordinary item ......     (16,273)       (29,307)

Net earnings (loss) available for common stock     (16,273)       (29,307)

Net earnings (loss) per common stock:
     Basic ...................................        (.32)          (.58)
     Diluted .................................        (.32)          (.58)

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

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



INVESTMENT SECURITIES

At December 31, 2000, the Company held securities of Capstone Turbine Corporation (Capstone). This investment is classified as "available for sale" under the Statement of Financial Accounting Standards Board (FASB) Accounting for Certain Investments in Debt and Equity Securities; accordingly, these securities are stated at fair value, with unrealized gains and losses recorded as a separate component of common stockholders' equity. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations when realized. In November, 2000, the Company sold approximately 9.5% of its holdings in Capstone, realizing a before-tax gain of $8,869,000. As of December 31, 2000, the Company's remaining investment in Capstone had a fair value of $105,587,000 and unrealized gain, net of tax, of $63,353,000. As of February 8, 2001, the fair value of the Company's investment in Capstone was $129,646,000. Subject to market conditions that are not detrimental to the Company, and as opportunities arise following the completion of the applicable lock-up periods to which it was subject, the Company expects to monetize its investment. The Company intends to use the proceeds from such sales to reduce outstanding debt.

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

Derivative Activities The Company manages certain business risks through the limited use of derivative instruments. Interest rate swaps are employed to hedge the effect of changes in interest rates related to certain debt instruments and commodity swaps and options to manage price risk associated with certain energy contracts,

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



primarily heating oil. The Company was previously party to an interest rate swap designed to reduce exposure to changes in the fair value of a fixed rate lease commitment. This interest rate swap, designated as a fair value hedge, was terminated in October 2000 resulting in a pre-tax gain of $182,000 which will be amortized into earnings through December 2004. The Company also continues to be obligated under two interest rate swaps created to hedge exposure to potential volatility in interest payments on variable rate debt. As such, the Company recorded a net-of-tax loss as an adjustment to accumulated other comprehensive income of $351,000 for the quarter, and $622,000 year-to-date to recognize the change in fair value of these two interest rate derivatives designated as cash flow hedges. The Company initiated a new interest rate swap during the second quarter to hedge exposure to variability in interest rate payments on a portion of the short-term variable rate debt issued in conjunction with our New England Operations. The Company recognized a $691,000 net-of-tax loss as an adjustment to other comprehensive income to recognize the fair value of this swap derivative. The Company expects to reclassify as earnings during the next twelve months $546,000 net-of-tax in derivative losses from accumulated other comprehensive income as the settlement of swap payments occur. The maximum term over which the Company is hedging exposures to the variability of cash flows is 36 months.

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

Trading Contracts The Company, through one of its non-regulated Pennsylvania subsidiaries, is also a party to certain energy trading contracts for the purchase and sale of energy commodities. These contracts are accounted for in accordance with Emerging Issues Task Force Issue Accounting for Contracts Involved in Energy Trading and Risk Management Activities which requires that energy trading contracts be recorded at fair value as of each balance sheet date with gains and losses included in earnings. During the second quarter ended December 31, 2000, the Company received settlements of $660,000. At December 31, 2000 the trading asset was $352,000, which represents the fair market value of the outstanding contracts.

As a result of the unauthorized financial derivative energy trading activity, an open contract of a non-regulated, wholly-owned subsidiary was present at December 31, 2000 for 10,000 MMBtu's of natural gas per day for the contract period of January 2001 to December 2001 at a fixed price of $2.72 per MMBtu. During March 2001 and April 2001, all unauthorized trading contracts were closed, resulting in a cumulative cash expense of $191,000, net of tax to the Company. For the quarter ending December 31, 2000, the Company recorded a liability of $11,280,000 representing the fair market value of the contract and a pre-tax non-cash loss of $5,849,000.

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

DEBT AND CAPITAL LEASE

                                          December 31,    June 30,
                                              2000         2000
                                           ----------   ----------
                                              (thousands of dollars)

7.60% Senior Notes due 2024 ............   $  364,515   $  364,515
8.25% Senior Notes due 2029 ............      300,000      300,000
8.375% First Mortgage Bonds, due 2002 ..       30,000       30,000
5.62% First Mortgage Bonds, due 2003 ...        4,800         --
10.25% First Mortgage Bonds, due 2008 ..        1,909         --
6.82% First Mortgage Bonds, due 2018 ...       15,000         --
9.34% First Mortgage Bonds, due 2019 ...       15,000       15,000
9.63% First Mortgage Bonds, due 2020 ...       10,000         --
9.44% First Mortgage Bonds, due 2020 ...        6,500         --
8.09% First Mortgage Bonds, due 2022 ...       12,500         --
8.46% First Mortgage Bonds, due 2022 ...       12,500         --
7.50% First Mortgage Bonds, due 2025 ...       15,000         --
7.99% First Mortgage Bonds, due 2026 ...        7,000         --
7.24% First Mortgage Bonds, due 2027 ...        6,000         --
6.50% First Mortgage Bonds, due 2029 ...       14,531         --
7.70% Debentures, due 2027 .............        6,839         --
Term Note, due 2002 ....................      529,000         --
Capital lease and other ................       29,839       26,452
                                           ----------   ----------
Total debt and capital lease ...........    1,380,933      735,967
    Less current portion ...............        5,173        2,193
                                           ----------   ----------
Total long-term debt and capital lease .   $1,375,760   $  733,774
========================================   ==========   ==========

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

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

Trading Losses In March 2001, the Company discovered unauthorized financial derivative energy trading activity by a non-regulated, wholly-owned subsidiary. During March 2001 and April 2001, all unauthorized trading activity was closed resulting in a cumulative cash expense of $191,000, net of tax. However, due to certain accounting rules, such trading contracts must be recorded at fair value as of each balance sheet date with gains and losses included in earnings. As a result, a restatement of financial information for the fiscal year ended June 30, 2000 and the two subsequent quarters was required. This restatement resulted in non-cash losses of $3,158,000 and $4,884,000, net of taxes, for the three- and six-month periods ended December 31, 2000, respectively, and cumulative non-cash losses of $6,092,000, net of taxes, for the twelve-month period ended December 31, 2000.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2000 and 1999

The Company recorded net earnings available for common stock of $19,318,000 for the three-month period ended December 31, 2000 compared with net earnings of $7,132,000 for the same period in 1999. Earnings per diluted share were $.37 in 2000, compared to $.16 in 1999. Weighted average diluted shares outstanding increased 16% in 2000 due to the issuance of 1,370,629 shares and 16,713,731 shares (before adjustment for any subsequent stock dividend) of the Company's common stock on September 28, 2000 and November 4, 1999, respectively, in connection with the acquisition of Fall River Gas and the Pennsylvania Operations, respectively.

Operating revenues were $605,339,000 for the three-month period ended December 31, 2000, compared with $239,595,000 in 1999. Gas purchase and other energy costs for the three-month period ended December 31, 2000 were $433,925,000, compared with $145,113,000 in 1999. The Company's operating revenues are affected by the level of sales volumes and by the pass-through of increases or decreases in the Company's gas purchase costs through its purchased gas adjustment clauses. Additionally, revenues are affected by increases or decreases in gross receipts taxes (revenue-related taxes) which are levied on sales revenue as collected from customers and remitted to the various taxing authorities. The increase in both operating revenues and gas purchase costs between

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



periods was primarily due to a 75% increase in gas sales volume to 63,031 MMcf in 2000 from 36,098 MMcf in 1999 and by a 73% increase in the average cost of gas from $3.61 per Mcf in 1999 to $6.23 per Mcf in 2000. Changes in the average cost of gas resulted from seasonal impacts on demands for natural gas. The New England Operations contributed $138,711,000 to the overall increase in operating revenues, $87,737,000 in gas purchase and other energy costs and 10,900 MMcf of the increase in gas sales volume. The Pennsylvania Operations generated a net increase of $45,093,000 in operating revenues, $41,122,000 in gas purchase and other energy costs, and 3,183 MMcf of the increase in gas sales volume. The remaining increases in both operating revenues and gas purchase and other energy costs was primarily due to the previously mentioned increase in the average cost of gas as well as a 12,842 MMcf increase in sales volume in the Texas and Missouri service territories as a result of the colder-than-normal weather in these territories in 2000 as compared to the unusually mild temperatures in 1999.

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

Other income for the three-month period ended December 31, 2000 was $14,911,000 compared with other expense of $3,336,000 in 1999. Other income for the three-month period ended December 31, 2000, includes a $13,532,000 gain on the sale of non-core real estate, realized gains on the sale of investment securities of $8,869,000 and $1,652,000 of interest and dividend income. This was partially offset by $5,849,000 of non-cash trading losses and $2,857,000 of legal costs associated with ongoing litigation associated with the unsuccessful acquisition of Southwest Gas Corporation (Southwest). Other expense for the three-month period ended December 31, 1999 primarily consisted of $4,000,000 of legal costs associated with the aforementioned ongoing litigation which was partially offset by $442,000 in net rental income from Lavaca Realty Company ("Lavaca Realty").

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

Six Months Ended December 31, 2000 and 1999

The Company recorded net earnings available for common stock of $5,344,000 for the six-month period ended December 31, 2000 compared with net earnings of $1,032,000 for the same period in 1999. Net earnings per diluted share were $.10 in 2000 compared to $.03 in 1999. Weighted average diluted shares outstanding increased 30% in 2000 due to the issuance of the Company's common stock in connection with the acquisition of Fall River Gas and the Pennsylvania Operations, previously discussed.

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

Other income for the six-month period ended December 31, 2000 was $9,397,000 compared with other expense of $4,493,000 in 1999. Other income for the six-month period ended December 31, 2000 includes a $13,532,000 gain on the sale of non-core real estate, realized gains on the sale of investment securities of $8,869,000 and $2,325,000 of interest and dividend income. This was partially offset by $9,044,000 of non-cash trading losses and $4,898,000 of legal costs associated with ongoing litigation from the unsuccessful acquisition of Southwest. Other expense for the six-month period ended December 31, 1999 primarily consisted of $5,250,000 of legal costs associated with the aforementioned ongoing litigation which was partially offset by $664,000 in rental income from Lavaca Realty.

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

Twelve Months Ended December 31, 2000 and 1999

The Company recorded net earnings available for common stock of $14,157,000 for the twelve-month period ended December 31, 2000, compared with net earnings of $13,151,000 in 1999. Earnings per diluted share were $.28 in 2000 compared with earnings per diluted share of $.35 in 1999. Weighted average diluted shares outstanding increased 39% due to the issuance of the Company's common stock in connection with the acquisition of Fall River Gas and the Pennsylvania Operations, previously discussed.

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

Other income for the twelve-month period ended December 31, 2000 was $4,183,000 compared with other expense of $6,870,000 in 1999. Other income for the twelve-month period ended December 31, 2000 includes a $13,532,000 gain on the sale of non-core real estate and realized gains on the sale of investment securities of $8,869,000. This was partially offset by $11,280,000 of non-cash trading losses and $11,261,000 of legal costs associated with ongoing litigation from the unsuccessful acquisition of Southwest. Other expense for the twelve-month period ended December 31, 1999 primarily consisted of $9,090,000 of costs associated with unsuccessful acquisition activities and related litigation which was partially offset by $1,466,000 in net rental income from Lavaca Realty.

The Company's consolidated federal and state effective income tax rate was 49% and 40% for the twelve-month period ended December 31, 2000 and 1999, respectively. The increase in the effective federal and state income tax rate is a result of non-tax deductible amortization of additional purchase cost associated with the acquisition of the New England Operations and Pennsylvania Operations.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following table sets forth certain information regarding the Company's gas utility operations for the three- and twelve-month periods ended December 31, 2000 and 1999:

                                                                  Three Months             Twelve Months
                                                              Ended December 31,        Ended December 31,
                                                             2000          1999           2000         1999
                                                          ----------    ----------    ---------    ----------

Average number of gas sales customers served:
     Residential ......................................    1,328,725     1,002,663     1,125,688       926,997
     Commercial .......................................      127,758        98,717       111,069        91,751
     Industrial and irrigation ........................        4,282           686         1,651           604
     Public authorities and other .....................        3,129         3,072         3,161         2,915
     Pipeline and marketing ...........................          367           229           298           235
                                                          ----------    ----------    ----------    ----------
          Total average customers served ..............    1,464,261     1,105,367     1,241,867     1,022,502
                                                          ==========    ==========    ==========    ==========


Gas sales in millions of cubic feet (MMcf)
     Residential ......................................       27,250        15,248        82,273        60,756
     Commercial .......................................       10,908         6,483        34,311        26,871
     Industrial and irrigation ........................        1,372           343         2,827         1,412
     Public authorities and other .....................          957           720         2,863         2,431
     Pipeline and marketing ...........................        4,394         4,334        17,143        17,518
                                                           ---------    ----------    ----------    ----------
          Gas sales billed ............................       44,881        27,128       139,417       108,988
     Net change in unbilled gas sales .................       18,150         8,970         9,001         1,723
                                                           ---------    ----------    ----------    ----------
          Total gas sales .............................       63,031        36,098       148,418       110,711
                                                           =========    ==========    ==========    ==========
Gas sales revenues (thousands of dollars):
     Residential ......................................   $  252,896    $  107,949    $  639,076    $  397,902
     Commercial .......................................       93,476        38,619       238,108       151,662
     Industrial and irrigation ........................       10,760         1,963        19,291         7,022
     Public authorities and other .....................        7,031         3,315        16,618         9,905
     Pipeline and marketing ...........................       17,750        10,944        58,957        42,778
                                                          ----------    ----------    ----------    ----------

          Gas revenues billed .........................      381,913       162,790       972,050       609,269
     Net change in unbilled gas sales revenues ........      140,152        48,586        95,230        13,082
                                                          ----------    ----------    ----------    ----------

          Total gas sales revenues ....................  $   522,065    $  211,376    $1,067,280    $  622,351
                                                          ==========    ==========    ==========    ==========

Gas sales margin (thousands of dollars) ...............  $   105,968    $   70,087    $  293,475    $  216,435
                                                          ==========    ==========    ==========    ==========


Gas sales revenue per thousand cubic feet (Mcf) billed:
     Residential ......................................   $     9.28    $     7.08    $     7.77    $     6.55
     Commercial .......................................         8.57          5.96          6.94          5.64
     Industrial and irrigation ........................         7.84          5.73          6.82          4.97
     Public authorities and other .....................         7.35          4.61          5.80          4.07
     Pipeline and marketing ...........................         4.04          2.53          3.44          2.44

Weather:
     Degree days:
          Southern Union Gas service territories ......        1,087           714         1,891         1,573
          Missouri Gas Energy service territories .....        2,405         1,510         5,045         4,418
          PG Energy service territories ...............        2,508         1,595         6,460         1,595
          New England service territories .............        2,194          --           2,194          --
     30-year measure:
          Southern Union Gas service territories ......          131%           86%           88%           74%
          Missouri Gas Energy service territories .....          123%           78%           96%           84%
          PG Energy service territories ...............          113%           89%          103%           89%
          New England service territories .............          110%         --             110%         --

Gas transported in millions of cubic feet (MMcf) ......       28,354        19,516        90,180        61,013
Gas transportation revenues (thousands of dollars) ....   $   14,612    $    8,685    $   42,193    $   25,896



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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q/A contain forward-looking statements that are based on current expectations, estimates and projections about the industry in which the Company operates, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are outside the Company's control. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to put undue reliance on such forward-looking statements. Stockholders may review the Company's reports filed in the future with the Securities and Exchange Commission for more current descriptions of developments that could cause actual results to differ materially from such forward-looking statements.

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




                             SOUTHERN UNION COMPANY
                ------------------------------------------------
                                  (Registrant)






Date April 25, 2001         By   RONALD J. ENDRES
     --------------              ------------------------------------
                                 Ronald J. Endres
                                 Executive Vice President and Chief
                                 Financial Officer




Date April 25, 2001         By   DAVID J. KVAPIL
     --------------              -------------------------------------
                                 David J. Kvapil
                                 Senior Vice President and Corporate Controller
                                 (Principal Accounting Officer)