Form 10-Q
period 2001-03-31
SOUTHERN UNION CO
filed 2001-05-15
CIK 203248

SOUTHERN UNION COMPANY
                             504 LAVACA, SUITE 800
                              AUSTIN, TEXAS  78701
                                 (512) 477-5852




May 15, 2001



VIA EDGAR

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D. C.  20549

RE:      Quarterly Report on Form 10-Q
         for the period ended March 31, 2001
         of Southern Union Company;
         Commission File No. 1-6407

Ladies and Gentlemen:

Enclosed for filing on behalf of Southern Union Company (the "Company") is the Company's quarterly report on Form 10-Q, complete with exhibits, for the period ended March 31, 2001.

Very truly yours,


DAVID J. KVAPIL
--------------------------------
David J. Kvapil
Senior Vice President and Corporate Controller

DJK/lg

Enclosures

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                                   FORM 10-Q

                          For the quarterly period ended

                                 March 31, 2001



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
Yes  X  No
    ---    ------

The number of shares of the registrant's Common Stock outstanding on May 4, 2001 was 50,982,246.







================================================================================

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                                   FORM 10-Q
                                March 31, 2001
                                    Index




PART I.  FINANCIAL INFORMATION                                           Page(s)
                                                                         -------

     Item 1.  Financial Statements

              Consolidated statements of operations - three, nine
                  and twelve months ended March 31, 2001 and 2000         2-4

              Consolidated balance sheet - March 31, 2001 and 2000
                  and June 30, 2000                                       5-6

              Consolidated statement of stockholders' equity -
                  nine months ended March 31, 2001 and twelve
                  months ended June 30, 2000                               7

              Consolidated statements of cash flows - three, nine
                  and twelve months ended March 31, 2001 and 2000         8-10

              Notes to consolidated financial statements                 11-21

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        22-30

     Item 3.  Quantitative and Qualitative Disclosures about
              Market Risk                                                 30

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

              (See "COMMITMENTS AND CONTINGENCIES" under Notes
                   to Consolidated Financial Statements)                 18-21

     Item 5.  Other Information

              (See "OTHER" under Management's Discussion and
                   Analysis of Financial Condition and Results
                   of Operations)                                         30

     Item 6.  Exhibits and Reports on Form 8-K -- None










--------------------------------------------------------------------------------

                 SOUTHERN UNION COMPANY AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF OPERATIONS



                                                    Three Months Ended March 31,
                                                        2001            2000
                                                    ------------    ------------
                                                   (thousands of dollars, except
                                                   shares and per share amounts)


Operating revenues .............................    $   914,653    $   344,789
Cost of gas and other energy ...................        685,404        217,793
                                                    -----------    -----------
     Operating margin ..........................        229,249        126,996
 Revenue-related taxes .........................         33,664         14,195
                                                    -----------    -----------
     Net operating margin ......................        195,585        112,801

Operating expenses:
     Operating, maintenance and general ........         69,766         39,189
     Depreciation and amortization .............         24,615         15,191
     Taxes, other than on income and revenues ..          8,480          5,520
                                                    -----------    -----------
         Total operating expenses ..............        102,861         59,900
                                                    -----------    -----------
         Net operating revenues ................         92,724         52,901
                                                    -----------    -----------

Other income (expenses):
     Interest ..................................        (29,163)        (14,940)
     Dividends on preferred securities of
         subsidiary trust.......................         (2,370)         (2,370)
     Other, net ................................         14,364          (1,034)
                                                    -----------    ------------
         Total other expenses, net .............        (17,169)        (18,344)
                                                    -----------    ------------

         Earnings before income taxes ..........         75,555          34,557

Federal and state income taxes .................         34,749          15,042
                                                    -----------    ------------

Net earnings available for common stock ........    $    40,806    $     19,515
                                                    ===========    ============

Net earnings per share:
     Basic .....................................    $       .82    $        .40
                                                    ===========    ============
     Diluted ...................................    $       .77    $        .38
                                                    ===========    ============

Weighted average shares outstanding:
     Basic .....................................     49,933,878      49,265,244
                                                    ===========    ============
     Diluted ...................................     52,862,818      51,281,397
                                                    ===========    ============












                           See accompanying notes.

--------------------------------------------------------------------------------

                   SOUTHERN UNION COMPANY AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF OPERATIONS



                                                     Nine Months Ended March 31,
                                                         2001           2000
                                                     ------------   ------------
                                                   (thousands of dollars, except
                                                   shares and per share amounts)

Operating revenues.............................      $ 1,664,461    $   669,170
Cost of gas and other energy...................        1,203,862        402,182
                                                     -----------    -----------
     Operating margin..........................          460,599        266,988
Revenue-related taxes..........................           62,597         29,416
                                                     -----------    -----------
     Net operating margin......................          398,002        237,572

Operating expenses:
     Operating, maintenance and general........          168,935         98,647
     Depreciation and amortization.............           64,319         39,539
     Taxes, other than on income and revenues..           21,290         13,779
                                                     -----------    -----------
          Total operating expenses.............          254,544        151,965
                                                     -----------    -----------
          Net operating revenues...............          143,458         85,607
                                                     -----------    -----------

Other income (expenses):
     Interest..................................          (75,772)       (36,603)
     Dividends on preferred securities of
          subsidiary trust.....................           (7,110)        (7,110)
     Other, net................................           23,761         (5,527)
                                                     -----------    -----------
          Total other expenses, net............          (59,121)       (49,240)
                                                     -----------    -----------

          Earnings before income taxes and
               cumulative effect of change
               in accounting principle.........           84,337         36,367

Federal and state income taxes.................           38,789         15,820
                                                     -----------    -----------

Earnings before cumulative effect of change
     in accounting principle...................           45,548         20,547

Cumulative effect of change in accounting
     principle, net of tax.....................              602          --
                                                     -----------    -----------

Net earnings available for common stock........       $   46,150    $    20,547
                                                     ===========    ===========

Net earnings per share:
     Basic
          Before cumulative effect of change
              in accounting principle...........      $      .92    $       .49
          Cumulative effect of change in
              accounting principle, net of tax..             .01          --
                                                     -----------    -----------
                                                     $       .93    $       .49
                                                     ===========    ===========

     Diluted
          Before cumulative effect of change
              in accounting principle...........      $      .87    $       .47
          Cumulative effect of change in
              accounting principle, net of tax..             .01          --
                                                     -----------    -----------
                                                     $       .88    $       .47
                                                     ===========    ===========

Weighted average shares outstanding:
     Basic......................................      49,479,253     41,690,742
                                                     ===========    ===========
     Diluted....................................      52,191,499     43,636,397
                                                     ===========    ===========

                              See accompanying notes.

--------------------------------------------------------------------------------

                   SOUTHERN UNION COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS



                                                   Twelve Months Ended March 31,
                                                       2001             2000
                                                   ------------     ------------
                                                   (thousands of dollars, except
                                                   shares and per share amounts)

Operating revenues............................     $ 1,826,995      $   770,858
Cost of gas and other energy..................       1,299,378          452,113
                                                   -----------      -----------
     Operating margin.........................         527,617          318,745
Revenue-related taxes.........................          68,077           34,281
                                                   -----------      -----------
     Net operating margin.....................         459,540          284,464

Operating expenses:
     Operating, maintenance and general.......         206,875          126,563
     Depreciation and amortization............          79,920           49,946
     Taxes, other than on income and revenues.          24,780           17,506
                                                   -----------      -----------
          Total operating expenses............         311,575          194,015
                                                   -----------      -----------
          Net operating revenues..............         147,965           90,449
                                                   -----------      -----------

Other income (expenses):
     Interest.................................         (90,661)         (45,759)
     Dividends on preferred securities of
          subsidiary trust....................          (9,480)          (9,480)
     Other, net...............................          19,580           (7,651)
                                                   -----------      -----------
          Total other expenses, net...........         (80,561)         (62,890)
                                                   -----------      -----------

          Earnings before income taxes and
               cumulative effect of change
               in accounting principle........          67,404           27,559

Federal and state income taxes................          32,558           12,516
                                                   -----------      -----------

Earnings before cumulative effect of change
     in accounting principle..................          34,846           15,043

Cumulative effect of change in accounting
     principle, net of tax....................             602             --
                                                   -----------      -----------

Net earnings available for common stock.......     $    35,448      $    15,043
                                                   ===========      ===========

Net earnings per share:
     Basic
          Before cumulative effect of change
               in accounting principle........     $       .71      $       .38
          Cumulative effect of change in
               accounting principle, net
               of tax.........................             .01             --
                                                   -----------      -----------
                                                   $       .72      $       .38
                                                   ===========      ===========

     Diluted
          Before cumulative effect of change
               in accounting principle........     $       .67      $       .36
          Cumulative effect of change in
               accounting principle, net
               of tax.........................             .01             --
                                                   -----------      -----------
                                                   $       .68      $       .36
                                                   ===========      ===========

Weighted average shares outstanding:
     Basic....................................      49,245,493       39,582,434
                                                   ===========      ===========
     Diluted..................................      51,838,262       41,320,632
                                                   ===========      ===========

                             See accompanying notes.

--------------------------------------------------------------------------------

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

                                    ASSETS



                                              March 31,               June 30,
                                     --------------------------
                                         2001          2000             2000
                                     ------------  ------------     ------------
                                              (thousands of dollars)

Property, plant and equipment:
     Plant in service...........     $ 2,178,163   $ 1,545,099      $ 1,580,077
     Construction work in
          progress..............          27,158        37,306           30,192
                                     -----------   -----------      -----------
                                       2,205,321     1,582,405        1,610,269
     Less accumulated deprecia-
          tion and amortization.        (758,717)     (497,227)        (509,947)
                                     -----------   -----------      -----------
                                       1,446,604     1,085,178        1,100,322
     Additional purchase cost
          assigned to utility
          plant, net............         733,921       378,085          386,839
                                     -----------   -----------      -----------

     Net property, plant and
          equipment.............       2,180,525     1,463,263        1,487,161
                                     -----------   -----------      -----------



Current assets:
     Cash and cash equivalents..           8,166        52,327           27,829
     Accounts receivable,
          billed and unbilled,
          net...................         462,279       129,650           74,959
     Inventories, principally
          at average cost.......          41,639        26,698           60,259
     Deferred gas purchase
          costs.................          99,415          --               --
     Investment securities
          available for sale....          92,241          --            187,817
     Prepayments and other......          14,730         7,854              877
                                     -----------   -----------      -----------

          Total current assets..         718,470       216,529          351,741
                                     -----------   -----------      -----------

Deferred charges................         212,711       139,313          145,006

Investment securities, at cost..          20,081        15,587           10,489

Real estate.....................           2,552         9,438            9,461

Other...........................          36,552        20,841           17,602
                                     -----------   -----------      -----------









     Total......................     $ 3,170,891   $ 1,864,971      $ 2,021,460
                                     ===========   ===========      ===========





                              See accompanying notes.

--------------------------------------------------------------------------------

                   SOUTHERN UNION COMPANY AND SUBSIDIARIES

                    STOCKHOLDERS' EQUITY AND LIABILITIES



                                              March 31,               June 30,
                                     --------------------------
                                         2001          2000             2000
                                     ------------  ------------     ------------
                                              (thousands of dollars)

Common stockholders' equity:
     Common stock, $1 par
          value; authorized
          200,000,000 shares;
          issued 51,991,624
          shares.................    $    51,992   $    48,135      $    50,521
     Premium on capital stock....        626,253       592,274          599,835
     Less treasury stock,
          1,010,077 shares at
          cost...................        (15,869)      (14,313)         (15,554)
     Less common stock held in
          trust..................        (17,547)      (15,254)         (15,330)
     Deferred compensation plans.          7,499           763              808
     Accumulated other compre-
          hensive income (loss)..         54,940          (436)         115,175
     Retained earnings...........         46,150        20,547             --
                                     -----------   -----------      -----------

     Total common stockholders'
          equity.................        753,418       631,716          735,455

Company-obligated mandatorily
     redeemable preferred securi-
     ties of subsidiary trust
     holding solely subordinated
     notes of Southern Union.....        100,000       100,000          100,000

Long-term debt and capital
    lease obligation.............      1,368,817       734,320          733,774
                                     -----------   -----------      -----------

     Total capitalization........      2,222,235     1,466,036        1,569,229

Current liabilities:
     Long-term debt and capital
          lease obligation due
          within one year........          5,219         2,169            2,193
     Notes payable...............        211,600             3                3
     Accounts payable............        227,917        64,660           77,488
     Federal, state and local
          taxes..................         66,069        22,526            7,359
     Accrued interest............         18,544        16,067           15,922
     Accrued dividends on
          preferred securities
          of subsidiary trust....          2,370          --               --
     Customer deposits...........         20,584        17,805           17,255
     Deferred gas purchase costs.           --          21,674           11,708
     Other.......................         68,830        16,052           30,778
                                     -----------   -----------      -----------

          Total current
               liabilities.......        621,133       160,956          162,706
                                     -----------   -----------      -----------

Deferred credits and other.......        131,726       111,818          106,015
Accumulated deferred income
     taxes.......................        195,797       126,161          183,510
Commitments and contingencies....           --            --               --
                                     -----------   -----------      -----------


     Total.......................    $ 3,170,891   $ 1,864,971      $ 2,021,460
                                     ===========   ===========      ===========



                             See accompanying notes.

--------------------------------------------------------------------------------

                   SOUTHERN UNION COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                  Accumu-
                                                   lated
             Common  Premium    Trea-    Common    Other
             Stock,     on      sury     Stock     Compre-  Retained
             $1 Par  Capital   Stock,    Held in   hensive  Earnings/
              Value   Stock    at Cost    Trust    Income   (Deficit)   Total
             ------- -------- --------- --------- --------- --------- ---------
                                  (thousands of dollars)


Balance
 July 1,
 1999......  $31,240 $276,610 $   (794) $ (4,927) $   (436) $ --      $ 301,693

 Comprehen-
  sive
  income:
   Net
    earn-
    ings...     --       --       --        --        --      9,845       9,845
   Unrea-
    lized
    gain
    in in-
    vest-
    ment
    secur-
    ities,
    net of
    tax....     --       --       --        --     115,175    --        115,175
   Minimum
    pension
    liabil-
    ity ad-
    just-
    ment;
    net of
    tax....     --       --       --        --         436    --            436
                                                                      ---------
   Compre-
    hensive
    income.                                                             125,456
                                                                      ---------
 Purchase
  of common
  stock
  held in
  trust..       --       --       --      (9,864)     --      --         (9,864)
 5% stock
  dividend.    2,359    7,452     --        --        --     (9,845)        (34)
 Purchase
  of trea-
  sury
  stock....     --       --    (14,425)     --        --      --        (14,425)
 Issuance
  of stock
  for ac-
  quisi-
  tion.....   16,714  315,235     --        --        --      --        331,949
 Exercise
  of stock
  options..      208      538     (335)      269      --      --            680
             ------- -------- --------  --------  --------  -------   ---------
Balance
 June 30,
 2000......   50,521  599,835  (15,554)  (14,522)  115,175    --        735,455

 Comprehen-
  sive in-
  come:
   Net
    earn-
    ings...     --       --       --        --        --      46,150     46,150
   Unrea-
    lized
    loss
    in in-
    vest-
    ment
    secur-
    ities,
    net of
    tax
    bene-
    fit....     --       --       --        --     (58,605)   --        (58,605)
   Cumula-
    tive
    effect
    of
    change
    in ac-
    count-
    ing
    prin-
    ciple...    --       --       --        --         826    --            826
   Unrea-
    lized
    loss on
    hedging
    activi-
    ties....    --       --       --        --      (2,456)   --         (2,456)
                                                                      ---------
  Comprehen-
   sive in-
   come
   (loss)...                                                            (14,085)
                                                                      ---------
 Payment on
  note re-
  ceivable..    --        290     --        --        --      --            290
 Purchase
  of common
  stock held
  in trust.     --       --       --      (2,360)     --      --         (2,360)
 Benefit
  plan re-
  struc-
  turing...     --       --       --       6,560      --      --          6,560
 Issuance
  of stock
  for ac-
  quisi-
  tion.....    1,371   25,505     --        --        --      --         26,876
 Exercise
  of stock
  options..      100      623     (315)      274      --      --            682
             ------- -------- --------  --------  --------  --------  ---------
Balance
 March 31,
 2001......  $51,992 $626,253 $(15,869) $(10,048) $ 54,940  $ 46,150  $ 753,418
             ======= ======== ========= ========= ========  ========  =========












                              See accompanying notes.

--------------------------------------------------------------------------------

                 SOUTHERN UNION COMPANY AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF CASH FLOWS



                                                    Three Months Ended March 31,
                                                        2001            2000
                                                    ------------    ------------
                                                       (thousands of dollars)

Cash flows from (used in) operating activities:
     Net earnings................................   $    40,806     $    19,515
     Adjustments to reconcile net earnings to
          net cash flows (used in) from
          operating activities:
              Depreciation and amortization......        24,615          15,191
              Deferred income taxes..............         4,398           3,585
              Non-cash compensation expense......        (2,216)           --
              Provision for bad debts............        13,398           2,011
              Financial derivative trading gains.        (3,360)           --
              Gain on sale of investment
                  securities.....................       (12,494)           --
              Deferred interest expense..........          (406)            108
              Other..............................           865             428
              Changes in assets and liabilities,
                   net of acquisitions:
                       Accounts receivable,
                           billed and unbilled..       (65,258)          17,577
                       Accounts payable.........       (54,194)         (10,635)
                       Taxes and other
                           liabilities..........        37,932            9,807
                       Customer deposits........          (368)             (29)
                       Deferred gas purchase
                            costs...............       (67,305)           2,382
                       Inventories..............        76,904           43,706
                       Other....................        (4,411)         (10,099)
                                                    ----------      -----------
              Net cash flows (used in) from
                   operating activities.........       (11,094)          93,547
                                                    ----------      -----------
Cash flows used in investing activities:
     Additions to property, plant and equipment.       (25,469)         (26,608)
     Acquisitions of operations, net of cash
         received...............................        (1,646)          (2,252)
     Proceeds from sale of subsidiary...........          --             12,150
     Purchase of investment securities..........          --             (2,961)
     Increase in customer advances..............           806              608
     Deferred charges and credits...............       (12,105)           1,667
     Proceeds from sale of investment
         securities.............................        15,405             --
     Other......................................         4,691            1,538
                                                    ----------      -----------
          Net cash flows used in investing
              activities........................       (18,318)         (15,858)
                                                    ----------      -----------
Cash flows from (used in) financing activities:
     Repayment of debt and capital lease
         obligation.............................        (6,898)            (361)
     Net borrowings (payments) under revolving
         credit facility........................        36,600          (12,900)
     Purchase of treasury stock.................          --            (12,193)
     Other......................................            36               92
                                                    ----------      -----------
          Net cash flows from (used in)
              financing activities..............        29,738          (25,362)
                                                    ----------      -----------
Change in cash and cash equivalents.............           326           52,327
Cash and cash equivalents at beginning of
     period.....................................         7,840             --
                                                    ----------      -----------
Cash and cash equivalents at end of period......    $    8,166      $    52,327
                                                    ==========      ===========

Supplemental disclosures of cash flow
    information:
         Cash paid during the period for:
             Interest...........................    $   30,670      $    17,295
                                                    ==========      ===========
             Income taxes.......................    $    1,000      $     1,711
                                                    ==========      ===========





                             See accompanying notes.

--------------------------------------------------------------------------------

                   SOUTHERN UNION COMPANY AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS



                                                     Nine Months Ended March 31,
                                                         2001           2000
                                                     ------------   ------------
                                                       (thousands of dollars)
Cash flows (used in) from operating activities:
     Net earnings.................................   $    46,150    $    20,547
     Adjustments to reconcile net earnings to net
          cash flows (used in) from operating
          activities:
              Depreciation and amortization.......        64,319         39,539
              Deferred income taxes...............        (1,562)         3,355
              Non-cash compensation expense.......           239           --
              Provision for bad debts.............        19,345          1,665
              Financial derivative trading losses.         5,684           --
              Gain on sale of investment
                   securities.....................       (21,363)          --
              Gain on sale of real estate.........       (13,532)          --
              Deferred interest expense...........        (1,064)           187
              Cumulative effect of change in
                   accounting principle...........          (602)          --
              Other...............................         2,560          1,225
              Changes in assets and liabilities,
                   net of acquisitions:
                       Accounts receivable,
                            billed and unbilled...      (359,181)       (55,167)
                       Accounts payable...........       110,254         10,235
                       Taxes and other
                            liabilities...........        56,410          9,719
                       Customer deposits..........          (852)           123
                       Deferred gas purchase
                            costs.................      (102,120)        (5,149)
                       Inventories................        33,316         33,652
                       Other......................       (16,015)       (10,090)
                                                     -----------    -----------
              Net cash flows (used in) from
                  operating activities............      (178,014)        49,841
                                                     -----------    -----------
Cash flows used in investing activities:
     Additions to property, plant and equipment...       (87,172)       (69,430)
     Acquisition of operations, net of cash
          received................................      (406,949)       (38,083)
     Proceeds from sale of subsidiary.............          --           12,150
     Purchase of investment securities............       (12,495)       (15,008)
     Notes receivable.............................           290         (4,000)
     Increase (decrease) in customer advances.....           790          1,442
     Deferred charges and credits.................        (3,630)          (241)
     Proceeds from sale of investment securities..        26,777           --
     Proceeds from sale of real estate, net of
          closing costs...........................        20,638           --
     Other........................................         4,116          1,959
                                                     -----------    -----------
          Net cash flows used in investing
               activities.........................      (457,635)      (111,211)
                                                     -----------    -----------
Cash flows from financing activities:
     Issuance of long-term debt...................       535,000        300,000
     Issuance cost of debt........................        (2,538)        (6,643)
     Repayment of debt and capital lease
          obligation..............................       (14,607)      (138,269)
     Premium on early extinguishment of
          acquired debt...........................          --             (745)
     Net borrowings (payments) under revolving
          credit facility.........................       211,597        (21,000)
     Purchase of treasury stock...................          --          (13,519)
     Change in cash overdrafts....................          --           (6,655)
     Payment of merger debt assumed...............      (114,171)          --
     Other........................................           705            528
                                                     -----------    -----------
          Net cash flows from financing
               activities.........................       615,986        113,697
                                                     -----------    -----------
Change in cash and cash equivalents...............       (19,663)        52,327
Cash and cash equivalents at beginning of period..        27,829           --
                                                     -----------    -----------
Cash and cash equivalents at end of period........   $     8,166    $    52,327
                                                     ===========    ===========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest................................   $    78,092    $    40,512
                                                     ===========    ===========
          Income taxes............................   $     1,052    $     1,711
                                                     ===========    ===========

                               See accompanying notes.

--------------------------------------------------------------------------------

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                   Twelve Months Ended March 31,
                                                       2001             2000
                                                   ------------     ------------
                                                      (thousands of dollars)

Cash flows (used in) from operating activities:
     Net earnings...............................   $    35,448      $    15,043
     Adjustments to reconcile net earnings to
          net cash flows from (used in)
          operating activities:
              Depreciation and amortization.....        79,920           49,946
              Deferred income taxes.............        (4,482)          11,349
              Provision for bad debts...........        22,678            2,573
              Financial derivative trading
                  losses........................         7,920             --
              Deferred interest expense.........        (1,563)             289
              Cumulative effect of change in
                  accounting principle..........          (602)            --
              Gain on sale of investment
                  securities....................       (21,363)            --
              Gain on sale of real estate.......       (13,532)            --
              Other.............................         3,138            1,160
              Changes in assets and liabili-
                  ties, net of acquisitions:
                       Accounts receivable,
                           billed and unbilled..      (307,844)          (5,216)
                       Accounts payable.........       122,621           (7,905)
                       Taxes and other
                           liabilities..........        41,055            1,490
                       Customer deposits........        (4,382)            (546)
                       Deferred gas purchase
                           costs................      (112,085)           2,839
                       Inventories..............          (245)          29,994
                       Other....................        (4,015)         (10,956)
                                                   -----------      -----------
              Net cash flows (used in) from
                  operating activities..........     (157,333)           90,060
                                                   -----------      -----------
Cash flows used in investing activities:
     Additions to property, plant and equipment.      (118,188)         (92,179)
     Acquisition of operations, net of cash
          received..............................      (407,232)         (38,083)
     Proceeds from sale of subsidiary...........          --             12,150
     Purchase of investment securities..........       (18,488)         (17,008)
     Note receivable............................           290           (4,000)
     Customer advances..........................           698            1,971
     Deferred charges and credits...............        (7,046)          (4,398)
     Proceeds from sale of investment
          securities............................        26,777             --
     Proceeds from sale of real estate, net of
          closing costs.........................        20,638             --
     Other......................................         1,604            1,326
                                                   -----------      -----------
          Net cash flows used in investing
               activities.......................      (500,947)        (140,221)
                                                   -----------      -----------
Cash flows from financing activities:
     Issuance of long-term debt.................       535,000          300,000
     Issuance cost of debt......................        (3,187)          (6,643)
     Repayment of debt and capital lease
          obligation............................       (15,129)        (157,590)
     Premium on early extinguishment of
          acquired debt ........................            26             (745)
     Net borrowings (payments) under revolving
          credit facility.......................       211,597          (18,600)
     Purchase of treasury stock.................          (906)         (13,519)
     Change in cash overdrafts..................          --               (603)
     Payment of merger debt assumed.............      (114,171)            --
     Other......................................           889              188
                                                   -----------      -----------
          Net cash flows from financing
               activities.......................       614,119          102,488
                                                   -----------      -----------
Change in cash and cash equivalents.............       (44,161)          52,327
Cash and cash equivalents at beginning of
     period.....................................        52,327             --
                                                   -----------      -----------
Cash and cash equivalents at end of period......   $     8,166      $    52,327
                                                   ===========      ===========

Supplemental disclosures of cash flow
     information:
          Cash paid during the period for:
               Interest.........................   $    95,315      $    52,117
                                                   ===========      ===========
               Income taxes.....................   $     3,652      $     3,617
                                                   ===========      ===========


                             See accompanying notes.

--------------------------------------------------------------------------------

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

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments (including both normal recurring as well as any non-recurring) necessary for a fair presentation of the results of operations for such periods. Because of the seasonal nature of the Company's operations, the results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. As further described below, the Com pany acquired Providence Energy Corporation and Fall River Gas Company on September 28, 2000, Valley Resources, Inc. on September 20, 2000 and Pennsylvania Enterprises, Inc. on November 4, 1999. Accordingly, the operating activities of the acquired operations are consolidated with the Company beginning on the respective acquisition dates. Thus, the results of operations of the Company for the periods subsequent to the acquisitions are not comparable to those periods prior to the acquisitions nor are the fiscal 2001 results of operations comparable with prior periods.

ACQUISITION ACTIVITIES

On September 28, 2000, Southern Union completed the acquisition of Providence Energy Corporation (ProvEnergy) for approximately $270,000,000 in cash plus the assumption of approximately $90,000,000 in long-term debt. The ProvEnergy natural gas distribution operations are Providence Gas and North Attleboro Gas, which collectively serve approximately 176,000 natural gas customers. Providence Gas serves natural gas customers in Providence and Newport, Rhode Island, and 23 other cities and towns in Rhode Island. North Attleboro Gas serves customers in North Attleboro and Plainville, Massachusetts, towns adjacent to the northeastern Rhode Island border. Sub sidiaries of the Company acquired in the ProvEnergy merger include ProvEnergy Oil Enterprises, Inc. ("ProvEnergy Oil"), and ProvEnergy Power Company, LLC. ProvEnergy Oil operates a fuel oil distribution business through its subsidiary, ProvEnergy Fuels, Inc. (ProvEnergy Fuels). ProvEnergy Fuels serves over 15,000 residential and com mercial customers in Rhode Island and Massachusetts. ProvEnergy Power Company owns 50% of Capital Center Energy Company, LLC., a joint venture formed between ProvEnergy and ERI Services, Inc. to provide retail power.

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

On September 20, 2000, Southern Union completed the acquisition of Valley Resources, Inc. (Valley Resources) for approximately $125,000,000 in cash plus the assumption of approximately $30,000,000 in long-term debt. Valley Resources natural gas distribution operations are Valley Gas Company and Bristol and Warren Gas Company, which collectively serve approximately 66,000 natural gas customers. Valley Resources' three non-utility subsidiaries acquired in the merger rent and sell appliances, offer service contract programs, sell liquid propane in Rhode Island and nearby Massachusetts, and distribute as a wholesaler franchised lines to plumbing and heating contractors. Also, acquired in the acquisition was Valley Resources' 90% interest in Alternate Energy Corporation, which sells, installs and designs natural gas conversion systems and facilities, is an authorized representative of the ONSI Corporation fuel cell, holds patents for a natural gas/diesel co-firing system and for a device to control the flow of fuel on dual-fuel equipment.


--------------------------------------------------------------------------------

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The Company funded the cash portion of the above described acquisitions and any related refinancings of assumed debt with a bank note (the Term Note). See Debt and Capital Lease.

The assets of ProvEnergy, Fall River Gas and Valley Resources (hereafter referred to as the Company's "New England Operations") have been included in the consolidated balance sheet of the Company at March 31, 2001 and the results of operations from the New England Operations have been included in the statement of consolidated operations since their respective acquisition dates. The New England Operations' primary business is the distribution of natural gas through its public utility companies (collectively referred to as the "New England Division"). The acquisitions were accounted for using the purchase method. The additional purchase cost assigned to utility plant of approximately $360,000,000 reflects the excess of the purchase price over the historical book carrying value of the utility plant. Amortization of the additional purchase cost assigned to utility plant is provided on a straight-line basis over forty years. The final allocation of the purchase price of the New England Operations acquisition is expected to be completed in the fourth quarter of fiscal year 2001. The Company plans to sell or dispose of certain non-core businesses acquired in the New England Operations.

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

On November 4, 1999, the Company acquired Pennsylvania Enterprises, Inc. (hereafter referred to as the "Pennsylvania Operations") in a transaction valued at approximately $500,000,000, including assumption of long- term debt of approximately $115,000,000. The Company issued approximately 16,700,000 shares (before adjust ment for any subsequent stock dividend) of common stock and paid approximately $36,000,000 in cash to complete the transaction. The Company funded the cash portion of the acquisition of the Pennsylvania Operations and related refinancings with the sale of $300,000,000 of 8.25% Senior Notes due 2029 completed on November 3, 1999 (8.25% Senior Notes). See Debt and Capital Lease.

The Pennsylvania Operations are headquartered in Wilkes-Barre, Pennsylvania with natural gas distribution being its primary business. The principal operating division of the Pennsylvania Operations is the PG Energy division of the Company which serves more than 156,000 gas customers in northeastern and central Pennsylvania. Subsidiaries of the Company included in the Pennsylvania Operations merger included PG Energy Services Inc., (Energy Services), Keystone Pipeline Services, Inc. (Keystone, a wholly-owned subsidiary of PG Energy Services Inc.), PEI Power Corporation, and Theta Land Corporation. Through Energy Services the Company markets a diversified range of energy-related products and services under the name of PG Energy PowerPlus and supplies propane under the name of PG Energy Propane. Keystone provides pipeline and fiber optic cable construction, installation, mainte nance, and rehabilitation services. PEI Power Corporation operates a cogeneration plant that generates steam and electricity for resale. Theta Land Corporation, which owned and provided land management and development services for more than 44,000 acres of land, was sold for $12,150,000 in January 2000. No gain or loss was recognized on this transaction. The Company plans to sell or dispose of both Keystone and the propane operations of Energy Services, which are not material to the Company. The Company has not yet sold these operations and there can be no assurance that a sale on terms satisfactory to the Company will be completed. A letter of intent has been entered into for certain of these operations with the sale expected to be completed during the fourth quarter of fiscal year 2001.

The assets of the Pennsylvania Operations are included in the consolidated balance sheet of the Company at March 31, 2001 and the results of operations from the Pennsylvania Operations have been included in the statement of consolidated operations since November 4, 1999. The acquisition was accounted for using the purchase method. The additional purchase cost assigned to utility plant of approximately $261,000,000 reflects the excess of the

--------------------------------------------------------------------------------

                  SOUTHERN UNION COMPANY AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



purchase price over the historical book carrying value of the utility plant. Amortization of the additional purchase cost assigned to utility plant is provided on a straight-line basis over forty years.

Prior to the consummation of the acquisition of the Pennsylvania Operations, the Company purchased 358,500 shares of Pennsylvania Enterprises, Inc. stock for $11,887,000 during both the first and second quarters of the Company's fiscal year 2000. As all necessary approvals for the merger had not been obtained, these purchases were treated as investment securities.

Pro Forma Financial Information

The following unaudited pro forma financial information for the nine-month periods ended March 31, 2001 and 2000 is presented as though the following events had occurred at the beginning of the earliest period presented: (i) acquisition of the New England Operations and the Pennsylvania Operations; (ii) the issuance of the Term Note and the sale of the 8.25% Senior Notes; and (iii) the refinancing of certain short-term and long-term debt at the time of the acquisitions. The pro forma financial information is not necessarily indicative of the results which would have actually been obtained had the acquisition of the New England Operations and Pennsylvania Operations, the issuance of the Term Note, the sale of senior notes or the refinancings been completed as of the assumed date for the periods presented or which may be obtained in the future.

                                                     Nine Months Ended March 31,
                                                         2001          2000
                                                     ------------  -------------

Operating revenues.............................      $  1,708,121  $  1,013,239
Income (loss) before extraordinary item........            24,575        (2,339)
Net earnings (loss) available for common stock.            24,575        (2,339)
Net earnings (loss) per common stock:
     Basic.....................................               .49          (.05)
     Diluted...................................               .47          (.05)

EARNINGS PER SHARE

Average shares outstanding, which excludes treasury stock, for basic earnings per share were 49,933,878 and 49,265,244 for the three-month period ended March 31, 2001 and 2000, respectively; 49,479,253 and 41,690,742 for the nine-month period ended March 31, 2001 and 2000, respectively; and 49,245,493 and 39,582,434 for the twelve-month period ended March 31, 2001 and 2000, respectively. Diluted earnings per share includes average shares outstanding as well as common stock equivalents from stock options and warrants. Common stock equiva lents were 1,886,140 and 1,174,742 for the three-month period ended March 31, 2001 and 2000, respectively; 1,702,361 and 1,423,998 for the nine-month period ended March 31, 2001 and 2000, respectively ;and 1,597,540 and 1,464,315 for the twelve-month period ended March 31, 2001 and 2000, respectively. At March 31, 2001, 1,015,528 shares of common stock were held by various rabbi trusts for certain of the Company's benefit plans and 185,947 shares were held in a rabbi trust for certain employees who deferred receipt of Company shares for stock options exercised.

INVESTMENT SECURITIES

At March 31, 2001, the Company held securities of Capstone Turbine Corporation (Capstone). This investment is classified as "available for sale" under the Statement of Financial Accounting Standards Board (FASB) Accounting for Certain Investments in Debt and Equity Securities; accordingly, these securities are stated at fair value, with unrealized gains and losses recorded as a separate component of common stockholders' equity. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations when realized. During both the second and third quarters of the Company's fiscal year

--------------------------------------------------------------------------------

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2001, the Company sold securities in Capstone, realizing a pre-tax gain of $8,869,000 and $12,494,000, respectively. As of March 31, 2001, the Company's remaining investment in Capstone had a fair value of $92,241,000 and unrea lized gain, net of tax, of $56,569,000. From April 1, 2001 to May 4, 2001, additional securities were sold re sulting in pre-tax gains of $35,756,000. As of May 4, 2001, the fair value of the Company's remaining investment in Capstone was $53,541,000. Subject to market conditions that are not detrimental to the Company, and as oppor tunities arise following the completion of the applicable lock-up periods to which it was subject, the Company expects to monetize its investment. The Company intends to use the proceeds from such sales to reduce outstanding debt.

All other securities owned by the Company are accounted for under the cost method. The Company's other invest ments in securities consist of common and/or preferred stock in non-public companies whose stock is not traded on a securities exchange. Realized gains and losses on sales of these investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations when incurred, and dividends are recognized as income when received.

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

Derivative Activities The Company manages certain business risks through the limited use of derivative instru ments. Interest rate swaps are employed to hedge the effect of changes in interest rates related to certain debt instruments and commodity swaps and options to manage price risk associated with certain energy contracts, primarily heating oil. The Company was previously party to an interest rate swap designed to reduce exposure to changes in the fair value of a fixed rate lease commitment. This interest rate swap, designated as a fair value hedge, was terminated in October 2000 resulting in a pre-tax gain of $182,000 which will be amortized into earnings through December 2004. The Company also continues to be obligated under three interest rate swaps created to hedge the exposure to potential volatility in interest payments on variable rate debt. At March 31, 2001 the fair value of these interest rate derivatives was a liability of $3,018,000 and is offset by a matching adjustment to other comprehensive income. For the three- and nine-month periods ended March 31, 2001 net settlement payments of $362,000 and $97,000, respectively, were made related to these derivatives and recorded to interest expense.

--------------------------------------------------------------------------------

                   SOUTHERN UNION COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The Company expects to reclassify as earnings during the next twelve months $1,556,000 net-of-tax in derivative losses from accumulated other comprehensive income as the settlement of swap payments occur. The maximum term over which the Company is hedging exposures to the variability of cash flows is 31 months.

The Company was also previously committed under two gas derivative contracts related to certain non-regulated operations acquired in conjunction with the acquisition of the Pennsylvania Operations. These two contracts were not designated as hedging instruments and therefore did not qualify to receive hedge accounting treatment under the Statement. During the quarter ended December 31, 2000, these derivative contracts expired and the Company recognized a pre-tax loss of $526,000 in recording the expiration of these derivative contracts. This loss was offset by a pre-tax gain of $494,000 arising from the monthly settle-ment of the two derivative contracts that expired in November 2000.

In conjunction with the acquisition of Providence Energy Corporation, the Company also acquired ProvEnergy Oil, a distributor of fuel oil to retail and commercial customers. ProvEnergy Oil offers certain retail customers price caps for winter heating oil and purchases heating oil call options as a hedge against price fluctuations on the related anticipated commodity purchases. As of March 31, 2001, the Company owned options representing 294,000 gallons of fuel oil at an average strike price of $.76 a gallon, and the fair value of the hedging options was nil. The maximum term over which the Company is hedging exposures to the variability of cash flows for forecasted purchases of home heating oil is ten months.

Trading Contracts The Company, through one of its non-regulated Pennsylvania subsidiaries, is also a party to certain energy trading contracts for the purchase and sale of energy commodities. These contracts are accounted for in accordance with Emerging Issues Task Force Issue Accounting for Contracts Involved in Energy Trading and Risk Management Activities which requires that energy trading contracts be recorded at fair value as of each balance sheet date with gains and losses included in earnings. During the third quarter ended
March 31, 2001, the Company received settlements of $340,000. At March 31, 2001 the trading asset was $12,000, which represents the fair market value of the outstanding contracts.

In March 2001, the Company discovered unauthorized financial derivative energy trading activity by a non-regulated, wholly-owned subsidiary. During March 2001 and April 2001, all unauthorized trading activity was closed resulting in a cumulative cash expense of $191,000, net of taxes. As a result of the unautho-rized financial derivative energy trading activity, open contracts of a non-regulated, wholly- owned subsidiary were present at March 31, 2001 for: 10,000 MMBtu's of natural gas per day for the contract period of January 2001 to December 2001 at a fixed price of $2.72 per MMBtu; 10,000 MMBtu's of natural gas per day for the contract period of January 2002 to August 2002 at a fixed price of $3.41 per MMBtu; and 10,000 MMBtu's of natural gas per day for the contract period of May 2001 to December 2001 at a fixed price of $4.81 per MMBtu. This unauthorized financial derivative energy trading activity resulted in a non-cash gain of $1,814,000, net of taxes, for the three-month period ended March 31, 2001 and non-cash losses of $3,069,000 and $4,277,000, net of taxes, for the nine- and twelve-month periods ended March 31, 2001. These items are recorded in other, net on the Consolidated Statement of Operations. For the quarter ending March 31, 2001, the Company recorded a liability of $7,921,000 representing the fair market value of the contracts and a pre-tax non-cash gain of $3,360,000.



--------------------------------------------------------------------------------

                  SOUTHERN UNION COMPANY AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



PREFERRED SECURITIES OF SUBSIDIARY TRUST

On May 17, 1995, Southern Union Financing I (Subsidiary Trust), a consolidated wholly-owned subsidiary of Southern Union, issued $100,000,000 of 9.48% Trust Originated Preferred Securities (Preferred Securities). In connection with the Subsidiary Trust's issuance of the Preferred Securities and the related purchase by Southern Union of all of the Subsidiary Trust's common securities (Common Securities), Southern Union issued to the Subsidiary Trust $103,092,800 principal amount of its 9.48% Subordinated Deferrable Interest Notes, due 2025 (Subordinated Notes). The sole assets of the Subsidiary Trust are the Subordinated Notes. The interest and other payment dates on the Subordinated Notes correspond to the distribution and other payment dates on the Preferred Securities and the Common Securities. Under certain circumstances, the Subordinated Notes may be distributed to holders of the Preferred Securities and holders of the Common Securities in liquidation of the Subsidiary Trust. The Subordinated Notes are redeemable at the option of the Company on or after May 17, 2000, at a redemption price of $25 per Subordinated Note plus accrued and unpaid interest. The Preferred Securities and the Common Securities will be redeemed on a pro rata basis to the same extent as the Subordinated Notes are repaid, at $25 per Preferred Security and Common Security plus accumulated and unpaid distributions. Southern Union's obligations under the Sub ordinated Notes and related agreements, taken together, constitute a full and unconditional guarantee by Southern Union of payments due on the Preferred Securities. As of March 31, 2001 and 2000, 4,000,000 shares of Preferred Securities were outstanding.

DEBT AND CAPITAL LEASE

                                                         March 31,    June 30,
                                                           2001         2000
                                                        -----------  -----------
                                                         (thousands of dollars)

7.60% Senior Notes due 2024.......................      $  364,515   $   364,515
8.25% Senior Notes due 2029.......................         300,000       300,000
8.375% First Mortgage Bonds, due 2002.............          30,000        30,000
5.62% First Mortgage Bonds, due 2003..............           4,800         --
10.25% First Mortgage Bonds, due 2008.............           2,182         --
6.82% First Mortgage Bonds, due 2018..............          15,000         --
9.34% First Mortgage Bonds, due 2019..............          15,000        15,000
9.63% First Mortgage Bonds, due 2020..............          10,000         --
9.44% First Mortgage Bonds, due 2020..............           6,500         --
8.09% First Mortgage Bonds, due 2022..............          12,500         --
8.46% First Mortgage Bonds, due 2022..............          12,500         --
7.50% First Mortgage Bonds, due 2025..............          15,000         --
7.99% First Mortgage Bonds, due 2026..............           7,000         --
7.24% First Mortgage Bonds, due 2027..............           6,000         --
6.50% First Mortgage Bonds, due 2029..............          14,428         --
7.70% Debentures, due 2022........................           6,825         --
Term Note, due 2002...............................         523,000         --
Capital lease and other...........................          28,786        26,452
                                                        ----------   -----------
Total debt and capital lease......................       1,374,036       735,967
    Less current portion..........................           5,219         2,193
                                                        ----------   -----------
Total long-term debt and capital lease............      $1,368,817   $   733,774
                                                        ==========   ===========

--------------------------------------------------------------------------------

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

Capital Lease The Company completed the installation of an Automated Meter Reading (AMR) system at Missouri Gas Energy during the first quarter of fiscal year 1999. The installation of the AMR system involved an investment of approximately $30,000,000 which is accounted for as a capital lease obligation. As of March 31, 2001, the capital lease obligation outstanding was $23,687,000 with a fixed rate of 5.79%. This system has significantly improved meter reading accuracy and timeliness and provided electronic accessibility to meters in residential customers' basements, thereby assisting in the reduction of the number of estimated bills.

Credit Facilities On May 31, 2000, the Company restated and amended its short-term and long-term credit facilities (together referred to as "Revolving Credit Facilities"). The Company has available $90,000,000 under the short-term facility, which expires May 30, 2001, and $135,000,000 under the long-term facility, which expires on May 31, 2003. The Company has additional availability under uncommitted line of credit facilities with various banks. Borrowings under the Revolving Credit Facilities are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. A balance of $211,600,000 was outstanding under the Revolving Credit Facilities at March 31, 2001.

Term Note On August 28, 2000 the Company entered into the Term Note to fund (i) the cash portion of the con sideration to be paid to the Fall River Gas' stockholders; (ii) the all cash consideration to be paid to the ProvEnergy and Valley Resources stockholders, (iii) repayment of approximately $50,000,000 of long- and short-term debt assumed in the mergers, and (iv) all related acquisition costs. As of March 31, 2001, a balance of $523,000,000 was outstanding under this Term Note. The Term Note expires August 27, 2001 but may be extended at the Company's option through August 26, 2002 for a fee. No additional draws can be made on the Term Note.

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

--------------------------------------------------------------------------------

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Rhode Island Effective October 1, 2000, the Rhode Island Public Utilities Commission (RIPUC) approved a settle ment agreement between Providence Gas, the Rhode Island Division of Public Utilities and Carriers, the Energy Council of Rhode Island, and The George Wiley Center. The settlement agreement recognizes the need for an increase in distribution system revenues of $4,500,000, recovered through an adjustment to the throughput portion of the gas charge, and provides for a 21-month base rate freeze. In the settlement agreement, the RIPUC authorized system improvement programs. Additionally, higher levels of support for low income bill payment assistance was authorized as well as the continuation of the utility's demand side management and weatherization assistance programs.

The settlement agreement also contains a weather mitigation clause and a non-firm margin incentive mechanism (non-firm margin is margin earned from interruptible customers with the ability to switch to alternative fuels). The weather mitigation clause is designed to mitigate the impact of weather volatility on customer billings, which will assist customers in paying bills and stabilize the revenue stream to Providence Gas. Providence Gas will defer the margin impact of weather that is greater than 2 percent colder-than-normal and will recover the margin impact of weather that is greater than 2 percent warmer-than-normal by making the corresponding adjustment to the deferred revenue account (DRA). The non-firm margin incentive mechanism is designed to encourage Providence Gas to promote the development of non-firm margins, which will reduce the cost of service to all customers. Providence Gas will retain 25 percent of all non-firm margins earned in excess of $1,200,000.

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

COMMITMENTS AND CONTINGENCIES

Environmental The Company is subject to federal, state and local laws and regulations relating to the protection of the environment. These evolving laws and regulations may require expenditures over a long period of time to con trol environmental impacts. The Company has established procedures for the on-going evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures.

The Company is investigating the possibility that the Company or predecessor companies may have been associated with Manufactured Gas Plant (MGP) sites in its former service territories, principally in Arizona and New Mexico, and present service territories in Texas, Missouri and its newly acquired service territories in Pennsylvania, Massachusetts and Rhode Island. At the present time, the Company is aware of certain MGP sites in these areas and is investigating those and certain other locations. While the Company's evaluation of these Texas, Missouri, Arizona, New Mexico, Pennsylvania, Massachusetts and Rhode Island MGP sites is in its preliminary stages, it is likely that some compliance costs may be identified and become subject to reasonable quantification. Within the Company's service territories certain MGP sites are currently the subject of governmental actions. Certain of these sites are as follows:


--------------------------------------------------------------------------------

                       SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Kansas City, Missouri MGP Sites In a letter dated May 10, 1999, the Missouri Department of Natural Resources (MDNR) sent notice of a planned Site Inspection/Removal Site Evaluation of the Kansas City Coal Gas Former MGP site. This site (comprised of two adjacent MGP operations previously owned by two separate companies and hereafter referred to as Station A and Station B) is located at East 1st Street and Campbell in Kansas City, Missouri and is owned by Missouri Gas Energy. A 1988 investigation of the site performed by an Environmental Protection Agency (EPA) contractor determined that further remedial assessment was not required under the Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA), as amended by the SUPERFUND Amendments and Reauthorization Act of 1986. The MDNR has stated that the reassessment of the Kansas City Coal Gas site is part of a statewide effort to identify, evaluate, and prioritize the potential hazards posed by all of Missouri's MGP sites. During July 1999, the Company sent applications to MDNR submitting the two sites to the agency's Voluntary Cleanup Program (VCP). The sites were accepted into the VCP on August 2, 1999 and MDNR subsequently approved the Company's proposed work plans for the environmental assessment of the sites. The final environment reports were sent to the state on March 6, 2000. In a letter dated June 21, 2000, MDNR responded to the Station A environmental report submitted by the Company. In that letter, MDNR stated that soil remediation will be necessary at the site (Station A) but that further exploration and delineation of site contamination should be performed before remedial methods can be determined. In response to MDNR's request, the Company submitted a work plan for further investigation of the site to the agency on September 18, 2000. Following MDNR's acceptance of the work plan, additional site assessment work was performed and completed on March 26, 2001. MDNR has not responded to the Station B environmental report submitted by the Company.

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

Providence, Rhode Island Sites During 1995, Providence Gas began an environmental evaluation at its primary gas distribution facility located at 642 Allens Avenue in Providence, Rhode Island. Environmental studies and a subsequent remediation work plan were completed at an approximate cost of $4.5 million. Providence Gas also began a soil remediation project on a portion of the site in July 1999. As of March 31, 2001, approximately $8,900,000 had been expended on soil remediation under the remediation work plan. Based on the results of the environmental investigation and the site information learned during the performance of work under the remediation work plan, the Company is now revising the remediation work plan. Although additional remediation work is planned for the site during calendar year 2001, assessment and remediation costs will not exceed $1,000,000 during calendar year 2001. Because of the uncertainties associated with the revision of the remediation work plan and the development of a remedial solution for the entire site, the Company cannot offer any conclusions as to the total future cost of remediation of the property at this time.

In November 1998, Providence Gas received a letter of responsibility from the Department of Environmental Management (DEM) relating to possible contamination on previously owned property at 170 Allens Avenue in Providence. The current operator of the property has also received a letter of responsibility. A work plan has been created and approved by DEM. An investigation has begun to determine the extent of contamination, as well as the extent of the Company's responsibility. Providence Gas entered into a cost-sharing agreement with the current operator of the property, under which Providence Gas is responsible for approximately twenty percent (20%) of the costs related to the investigation. Costs of testing at this site as of March 31, 2001 were approximately $300,000. Until the results of the investigation are known, the Company cannot offer any conclusions as to its responsibility.

--------------------------------------------------------------------------------

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Tiverton, Rhode Island Site Fall River Gas Company is a defendant in a civil action seeking to recover anticipated remediation costs associated with contamination found at property owned by the plaintiffs. This claim is based on alleged dumping of material by Fall River Gas Company trucks at the site in the 1930s and 1940s.

Valley Resources Sites Valley Resources is a party to an action in which Blackstone Valley Electric Company ("Blackstone") brought suit for contribution to its expenses of cleanup of a site on Mendon Road in Attleboro, Massachusetts, to which coal manufacturing waste was transported from a former MGP site in Pawtucket, Rhode Island (the "Blackstone Litigation"). Blackstone Valley Electric Company v. Stone & Webster, Inc., Stone & Webster Engineering Corporation, Stone & Webster Management Consultants, Inc. and Valley Gas Company, C. A. No. 94- 10178JLT, United States District Court, District of Massachusetts. Valley Resources takes the position in that litigation that it is indemnified for any cleanup expenses by Blackstone pursuant to a 1961 agreement signed at the time of Valley Resources' creation. This suit was stayed in 1995 pending the issuance of rulemaking at the United States EPA (Commonwealth of Massachusetts v. Blackstone Valley Electric Company, 67 F.3d 981 (1995)). In January 2001, the EPA issued a Preliminary Administrative Decision on this issue and announced that, until March 21, 2001, it is soliciting comments on the Decision. The EPA subsequently announced that the current period would be extended for an additional three month period. While this suit has been stayed, Valley Resources and Blackstone (merged with Narragansett Electric Company in May 2000) have received letters of responsibility from the Rhode Island DEM with respect to releases from two MGP sites in Rhode Island. DEM issued letters of responsibility to Valley Resources and Blackstone in September 1995 for the Tidewater MGP in Pawtucket, Rhode Island, and in February 1997 for the Hamlet Avenue MGP in Woonsocket, Rhode Island. Valley Resources entered into an agreement with Blackstone (now Narragansett) in which Valley Resources and Blackstone agreed to share equally the expenses for the costs associated with the Tidewater site subject to reallocation upon final determination of the legal issues that exist between the companies with respect to responsibility for expenses for the Tidewater site and otherwise. No such agreement has been reached with respect to the Hamlet site.

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

Southwest Gas Litigation On February 1, 1999, Southern Union submitted a proposal to the Board of Directors of Southwest Gas Corporation (Southwest) to acquire all of Southwest's outstanding common tock for $32.00 per share. Southwest then had a pending merger agreement with ONEOK, Inc. (ONEOK) at $28.50 per share. On February 22, 1999, Southern Union and Southwest both publicly announced Southern Union's proposal, after the

--------------------------------------------------------------------------------

                   SOUTHERN UNION COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Southwest Board of Directors determined that Southern Union's proposal was a Superior Proposal (as defined in the Southwest merger agreement with ONEOK). At that time Southern Union entered into a Confidentiality and Standstill Agreement with Southwest at Southwest's insistence. On April 25, 1999, Southwest's Board of Directors rejected Southern Union's $32.00 per share offer and accepted an amended offer of $30.00 per share from ONEOK. On April 27, 1999, Southern Union increased its offer to $33.50 per share and agreed to pay interest which, together with dividends, would provide Southwest shareholders with a 6% annual rate of return on its $33.50 offer, commencing February 15, 2000, until closing. Southern Union's revised proposal was rejected by Southwest's Board of Directors. On January 21, 2000, ONEOK announced that it was withdrawing from the Southwest merger agreement.

There are several lawsuits pending in the U. S. District Court for Arizona that relate to activities surrounding Southern Union's efforts to acquire Southwest. In addition, there is before the U. S. Court of Appeals for the Tenth Circuit, an appeal by Southern Union of a preliminary injunction entered by the U. S. District Court for the Northern District of Oklahoma. The Company anticipates that a trial of the consolidated lawsuits in Arizona will begin in November 2001. Southern Union intends to vigorously pursue its claims against Southwest, ONEOK, and certain individual defendants, and vigorously defend itself against the claims by Southwest and ONEOK. With the exception of ongoing legal fees associated with the aforementioned litigation, the Company believes that the results of the above- noted Southwest litigation will not have a materially adverse effect on the Company's financial condition, results of operations or cash flows.

Regulatory In August 1998, a jury in Edinburg, Texas concluded deliberations on the City of Edinburg's franchise fee lawsuit against PG&E Gas Transmission, Texas Corporation (formerly Valero Energy Corporation (Valero)) and a number of its subsidiaries, as well as former Valero subsidiary Rio Grande Valley Gas Company (RGV) and RGV's successor company, Southern Union Company. Southern Union purchased RGV from Valero in October 1993. The jury awarded the plaintiff damages, against all defendants under several largely overlapping but mutually exclusive claims, totaling approximately $13,000,000. The trial judge subsequently reduced the award to approximately $700,000 against Southern Union and $7,800,000 against Valero and Southern Union together. The trial court's decision was appealed to the Thirteenth District of the Texas Court of Appeals (Court of Appeals). In December 2000, the Court of Appeals reversed and modified the trial court's judgment of approximately $8,500,000 and awarded the City of Edinburg $585,000, plus pre-judgment interest of $190,000 against RGV and Valero for breach of contract. The Court of Appeals upheld the award for attorneys' fees of approximately $3,500,000 against Valero, RGV and Southern Union. In April 2001, the Court of Appeals granted the release requested in Southern Union's motion for rehearing, and reformed its earlier opinion so as to exclude Southern Union from any remaining liability. The other parties in the case have contested this opinion. The Company will continue to monitor its position in this case. The Company believes that the outcome of this matter will not have a material adverse impact on the Com pany's results of operations, financial position or cash flows. The Company also has entered into a settlement agree ment to settle a related class action lawsuit with a majority of the cities served by the Company in Texas. The settle ment will not have a material adverse impact on the Company's results of operations, financial position or cash flows.

Other Southern Union and its subsidiaries are parties to other legal proceedings that management considers to be normal actions to which an enterprise of its size and nature might be subject, and not to be material to the Company's overall business or financial condition, results of operations or cash flows.



--------------------------------------------------------------------------------

                  SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Overview Southern Union Company's (the "Company") core business is the distribution of natural gas as a public utility through: Southern Union Gas, Missouri Gas Energy (MGE); Atlantic Utilities, doing business as South Florida Natural Gas (SFNG); PG Energy, acquired on November 4, 1999; and, effective with the September 2000 acquisi tions of Providence Energy Corporation, Valley Resources, Inc. and Fall River Gas Company, collectively its New England Division. In addition, subsidiaries of Southern Union support and expand natural gas sales and capitalize on the Company's gas energy expertise. These subsidiaries operate natural gas pipeline systems, generate electricity, market natural gas and electricity to end-users and distribute propane and fuel oil. Certain subsidiaries also own or hold interests in real estate and other assets, which are primarily used in the Company's utility business.

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

Acquisitions On September 28, 2000, Southern Union completed the acquisition of Providence Energy Corporation (ProvEnergy) for approximately $270,000,000 in cash plus the assumption of $90,000,000 in long-term debt. The ProvEnergy natural gas distribution operations are Providence Gas and North Attleboro Gas, which collectively serve approximately 176,000 natural gas customers. Providence Gas serves natural gas customers in Providence and Newport, Rhode Island, and 23 other cities and towns in Rhode Island. North Attleboro Gas serves customers in North Attleboro and Plainville, Massachusetts, towns adjacent to the northeastern Rhode Island border. Sub sidiaries of the Company acquired in the ProvEnergy merger include ProvEnergy Oil Enterprises, Inc. (ProvEnergy Oil), and ProvEnergy Power Company, LLC. ProvEnergy Oil operates a fuel oil distribution business through its subsidiary, ProvEnergy Fuels, Inc. (ProvEnergy Fuels). ProvEnergy Fuels serves over 15,000 residential and com mercial customers in Rhode Island and Massachusetts. ProvEnergy Power Company owns 50% of Capital Center Energy Company, LLC., a joint venture formed between ProvEnergy and ERI Services, Inc. to provide retail power.

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

On September 20, 2000, Southern Union completed the acquisition of Valley Resources, Inc. (Valley Resources) for approximately $125,000,000 in cash plus the assumption of $30,000,000 in long-term debt. Valley Resources natural gas distribution operations are Valley Gas Company and Bristol and Warren Gas Company, which collectively serve approximately 66,000 natural gas customers. Valley Resources' three non-utility subsidiaries acquired in the merger rent and sell appliances, offer service contract programs, sell liquid propane in Rhode Island and nearby Massa chusetts, and distribute as a wholesaler franchised lines to plumbing and heating contractors. Also acquired in the acquisition was Valley Resources' 90% interest in Alternate Energy Corporation, which sells, installs and designs natural gas conversion systems and facilities, is an authorized representative of the ONSI Corporation fuel cell, holds patents for a natural gas/diesel co-firing system and for a device to control the flow of fuel on dual-fuel equipment.

Collectively, the operations from the above-mentioned acquisitions are referred to as the "New England Operations." The Company plans to sell or dispose of certain non-core businesses acquired in the New England Operations.

On November 4, 1999, the Company acquired Pennsylvania Enterprises, Inc. (hereafter referred to as the "Pennsylvania Operations") in a transaction valued at approximately $500,000,000, including assumption of

--------------------------------------------------------------------------------

                   SOUTHERN UNION COMPANY AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



long-term debt of approximately $115,000,000. The Company issued approximately 16,700,000 shares (before adjustment for any subsequent stock dividend) of common stock and paid approximately $36,000,000 in cash to complete the transaction. The Pennsylvania Operations are headquartered in Wilkes-Barre, Pennsylvania with natural gas distribution being its primary business. The principal operating division of the Pennsylvania Operations is the PG Energy division of the Company which serves more than 156,000 gas customers in northeastern and central Pennsylvania. Subsidiaries of the Company included in the Pennsylvania Operations include PG Energy Services Inc., (Energy Services); Keystone Pipeline Services, Inc. (Keystone, a wholly-owned subsidiary of PG Energy Services Inc.); and PEI Power Corporation. Through Energy Services the Company markets a diversified range of energy-related products and services under the name of PG Energy PowerPlus and supplies propane under the name of PG Energy Propane. Keystone provides pipeline and fiber optic cable construction, installation, mainte nance, and rehabilitation services. PEI Power Corporation operates a cogeneration plant that generates steam and electricity for resale. The Company plans to sell or dispose of both Keystone and the propane operations of Energy Services; these operations are not material to the Company. The Company has not yet sold these operations and there can be no assurance that a sale on terms satisfactory to the Company will be completed. A letter of intent has been entered into for certain of these operations with the sale expected to be completed during the fourth quarter of fiscal year 2001.

The operating activities of the acquired operations are consolidated with the Company beginning on their respective acquisition dates. Thus, the results of operations for the three-, nine- and twelve-month periods ended March 31, 2001 are not indicative of results that would necessarily be achieved for a full year since the majority of the Company's operating margin is earned during the winter heating season. For these reasons, the results of operations of the Company for the periods subsequent to the acquisitions are not comparable to those periods prior to the acquisitions nor are the fiscal 2001 results of operations comparable with prior periods.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 and 2000

The Company recorded net earnings available for common stock of $40,806,000 for the three-month period ended March 31, 2001 compared with net earnings of $19,515,000 for the same period in 2000. Earnings per diluted share were $.77 in 2001, compared with $.38 in 2000. Weighted average diluted shares outstanding increased 3% in 2001 due to the issuance of 1,370,629 shares of the Company's common stock on September 28, 2000 in connection with the acquisition of Fall River Gas.

Operating revenues were $914,653,000 for the three-month period ended March 31, 2001, compared with $344,789,000 in 2000. Gas purchase and other energy costs for the three-month period ended March 31, 2001 were $685,404,000, compared with $217,793,000 in 2000. The Company's operating revenues are affected by the level of sales volumes and by the pass-through of increases or decreases in the Company's gas purchase costs through its purchased gas adjustment clauses. Additionally, revenues are affected by increases or decreases in gross receipts taxes (revenue-related taxes) which are levied on sales revenue as collected from customers and remitted to the various taxing authorities. The increase in both operating revenues and gas purchase costs between periods was primarily due to a 46% increase in gas sales volume to 77,671 MMcf in 2001 from 53,101 MMcf in 2000 and by a 123% increase in the average cost of gas from $3.66 per MMcf in 2000 to $8.17 per Mcf in 2001. Changes in the average cost of gas resulted from seasonal impacts on demands for natural gas. The New England Operations contributed $210,500,000 to the overall increase in operating revenues, $135,598,000 in gas purchase and other energy costs and 15,756 MMcf of the increase in gas sales volume. The remaining increases in both operating revenues and gas purchase and other energy costs was primarily due to the previously mentioned increase in the average cost of gas as well as an 8,814 MMcf increase in sales volume in the Texas, Missouri and Pennsylvania

--------------------------------------------------------------------------------

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



service territories as a result of the colder-than-normal weather in these territories in 2001 as compared to the unusually mild temperatures in 2000.

Weather in MGE's service territories was 100% of a 30-year measure for the three-month period ended March 31, 2001, compared with 79% in 2000. Southern Union Gas service territories experienced weather which was 102% of a 30-year measure in 2001, compared with 62% in 2000. About half of the customers served by Southern Union Gas are weather normalized. Additionally, with the February 2000 revenue increase in El Paso, Texas, the new rate design collects a greater portion of the revenue stream from the monthly customer charge instead of being earned volumetrically. Weather for the PG Energy service territories was 98% of a 30-year measure for the three-month period ended March 31, 2001, compared with 92% in 2000. Weather in the New England division service territories was 100% of a 30-year measure for the three-month period ended March 31, 2001.

Net operating margin (operating margin less revenue-related taxes) increased $82,784,000 for the three-month period ended March 31, 2001, compared with the same period in 2000. Growth in net operating margin is primarily due to the colder-than-normal weather, previously discussed, and the acquisition of the New England Operations which generated $70,208,000 in net operating margin.

Operating expenses, which include operating, maintenance and general expenses, depreciation and amortization, and taxes other than on income and revenues, were $102,861,000 for the three-month period ended March 31, 2001, an increase of $42,961,000, compared with $59,900,000 in 2000. An increase of $36,109,000 was the result of the acquisition of the New England Operations. Also impacting operating expenses was an increase in bad debt expense in the Texas, Missouri and Pennsylvania service territories of $9,326,000 due to an increase in customer receivables as a result of higher gas prices as previously discussed. This was partially offset by a $2,216,000 reversal of non- cash compensation expense associated with shares of common stock held in a trust for one of the Company's benefit plans, resulting from a $5.50 decrease in the Company's common stock price during the period from January 1, 2001 to March 22, 2001. The Company amended this plan effective March 22, 2001 to eliminate future expense, or income volatility, associated with the accounting treatment for such benefit plan.

Interest expense was $29,163,000 for the three-month period ended March 31, 2001, compared with $14,940,000 in 2000. Interest expense increased primarily due to a $535,000,000 bank note (the Term Note) entered into by the Company on August 28, 2000 for the acquisition of the New England Operations. The Company entered into the Term Note to (i) fund the cash consideration paid to stockholders of Fall River Gas, ProvEnergy and Valley Resources, (ii) refinance and repay long- and short-term debt assumed in the New England Operations, and
(iii) acquisition costs of the New England Operations. The Company also assumed $113,321,000 in long-term debt of the New England Operations which was not refinanced or extinguished with the Term Note. As a result of the previously discussed high cost of gas, the Company incurred additional interest expense of $2,547,000 under its short-term credit facilities during the three-month period ended March 31, 2001 compared with the same period in 2000. Southern Union is required to make payments to natural gas suppliers in advance of the receipt of cash payments from the Company's customers. See "Debt and Capital Lease" in the Notes to the Consolidated Financial Statements included herein.

Other income for the three-month period ended March 31, 2001 was $14,364,000 compared with other expense of $1,034,000 in 2000. Other income for the three-month period ended March 31, 2001, includes realized gains on the sale of investment securities of $12,494,000, non-cash trading gains of $3,360,000 and interest and dividend income of $1,680,000. This was partially offset by $3,568,000 of legal costs associated with ongoing litigation associated with the unsuccessful acquisition of Southwest Gas Corporation (Southwest). Other expense for the three-month period ended March 31, 2000 primarily consisted of $1,400,000 of legal costs associated with the aforementioned ongoing litigation which was partially offset by $663,000 in net rental income from Lavaca Realty Company ("Lavaca Realty").

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The effective federal and state income tax rate is 46% and 43% for the three months ended March 31, 2001 and 2000, respectively. The increase in the effective federal and state income tax rate is a result of non-tax deductible amortization of additional purchase cost recorded at the acquisition of the New England Operations.

Nine Months Ended March 31, 2001 and 2000

The Company recorded net earnings available for common stock of $46,150,000 for the nine-month period ended March 31, 2001, compared with net earnings of $20,547,000 for the same period in 2000. Net earnings per diluted share were $.88 in 2001 compared with $.47 in 2000. Weighted average diluted shares outstanding increased 20% in 2001 due to the issuance of the Company's common stock in connection with the acquisition of Fall River Gas, previously discussed, and the issuance of 16,713,731 shares (before adjustment for any subsequent stock dividend) of the Company's common stock on November 4, 1999 in connection with the acquisition of the Pennsylvania Operations.

Operating revenues were $1,664,461,000 for the nine-month period ended March 31, 2001, compared with $669,170,000 in 2000. Gas purchase and other energy costs for the nine-month period ended March 31, 2001 were $1,203,862,000, compared with $402,182,000 in 2000. The increase in both operating revenues and gas purchase costs between periods was primarily due to a 53% increase in gas sales volume to 154,432 MMcf in 2001 from 101,225 MMcf in 2000 and by a 97% increase in the average cost of gas from $3.59 per Mcf in 2000 to $7.06 per Mcf in 2001 due to increases in average gas prices. The New England Operations contributed $351,679,000 to the overall increase in operating revenues, $224,708,000 in gas purchase and other energy costs and 26,655 MMcf of the increase in gas sales volume. The Pennsylvania Operations generated a net increase of $136,886,000 in operating revenues, $119,029,000 in gas purchase and other energy costs, and 5,501 MMcf of the increase in gas sales volume. The remaining increase in operating revenues, gas purchase and other energy costs, and gas sales volume resulted principally from the colder-than-normal weather in the Texas and Missouri service territories in 2001 as compared to the unusually mild temperatures in 2000.

MGE's service territories experienced weather which was 110% of a 30-year measure for the nine-month period ended March 31, 2001 compared with 79% in 2000. Weather for Southern Union Gas service territories was 113% of a 30-year measure in 2001, compared with 72% in 2000. About half of the customers served by Southern Union Gas are weather normalized. Additionally, with the February 2000 revenue increase in El Paso, Texas, the new rate design collects a greater portion of the revenue stream from the monthly customer charge instead of being earned volumetrically. Weather in the PG Energy service territories was 107% of a 30-year measure for the nine-month period ended March 31, 2001, compared with 91% of a 30-year measure for the five-month period ended March 31, 2000. Weather in the New England division service territories was 107% of a 30-year measure for the six-month period ended March 31, 2001.

Net operating margin increased $160,430,000 for the nine-month period ended March 31, 2001 compared with the same period in 2000. Growth in net operating margin is primarily due to the acquisition of the New England Opera tions which generated $118,921,000 in net operating margin and the Pennsylvania Operations which contributed a net increase of $19,037,000. The remaining increase is due to the colder-than-normal weather in the Missouri and Texas service territories, previously discussed.

Operating expenses were $254,544,000 for the nine-month period ended March 31, 2001, an increase of $102,579,000, compared with $151,965,000 in 2000. Increases of $69,227,000 and $16,850,000 were the result of the acquisitions of the New England Operations and the Pennsylvania Operations, respectively. Also contributing to the increase was an increase in bad debt expense in the Texas and Missouri service territories of $9,929,000 due to an increase in customer receivables as a result of higher gas prices, previously discussed. Also impacting

--------------------------------------------------------------------------------

                   SOUTHERN UNION COMPANY AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



operating expenses for the nine-month period ended March 31, 2001 were increases in employee payroll and benefit costs due to the colder-than-normal weather.

Interest expense was $75,772,000 for the nine-month period ended March 31, 2001, compared with $36,603,000 in 2000. Interest expense increased primarily due to the Term Note entered into by the Company for the acquisition of the New England Operations, previously discussed, and the issuance of $300,000,000 of 8.25% Senior Notes on November 3, 1999 (8.25% Senior Notes) for the acquisition of the Pennsylvania Operations. The Company issued 8.25% Senior Notes to fund the acquisition of Pennsylvania Enterprises, Inc. and to extinguish $136,000,000 in existing debt of the Pennsylvania Operations. The Company also assumed long-term debt of the New England Operations, previously discussed, and $45,000,000 in long-term debt of the Pennsylvania Operations which was not refinanced or extinguished with the Term Note or the 8.25% Senior Notes. As a result of the previously discussed high cost of gas, the Company incurred additional interest expense of $4,617,000 under its short-term credit facilities during the nine-month period ended March 31, 2001 compared with the same period in 2000. See "Debt and Capital Lease" in the Notes to the Financial Statements included herein.

Other income for the nine-month period ended March 31, 2001 was $23,761,000, compared with other expense of $5,527,000 in 2000. Other income for the nine-month period ended March 31, 2001 includes realized gains on the sale of investment securities of $21,363,000, a $13,532,000 gain on the sale of non-core real estate, and interest and dividend income of $3,385,000. This was partially offset by $8,466,000 of legal costs associated with ongoing litigation from the unsuccessful acquisition of Southwest and $5,684,000 of non-cash trading losses. Other expense for the nine-month period ended March 31, 2000 primarily consisted of $6,664,000 of legal costs associated with the aforementioned ongoing litigation which was partially offset by $1,327,000 in rental income from Lavaca Realty.

The Company's consolidated federal and state effective income tax rate was 46% and 43% for the nine months ended March 31, 2001 and 2000, respectively. The increase in the effective federal and state income tax rate is a result of non-tax deductible amortization of additional purchase cost associated with the acquisition of the New England Operations and Pennsylvania Operations.

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

Twelve Months Ended March 31, 2001 and 2000

The Company recorded net earnings available for common stock of $35,448,000 for the twelve-month period ended March 31, 2001, compared with net earnings of $15,043,000 in 2000. Earnings per diluted share were $.68 in 2001 compared with earnings per diluted share of $.36 in 2000. Weighted average diluted shares outstanding increased 25% due to the issuance of the Company's common stock in connection with the acquisition of Fall River Gas and the Pennsylvania Operations, previously discussed.

Operating revenues were $1,826,995,000 for the twelve-month period ended
March 31, 2001, compared with $770,858,000 in 2000. Gas purchase and other energy costs for the twelve-month period ended March 31, 2001 were $1,299,378,000, compared with $452,113,000 in 2000. The increase in both operating revenues and gas purchase costs between periods was primarily due to a 47% increase in gas sales volume to 172,986 MMcf in 2001 from 117,777 MMcf in 2000 and by a 93% increase in the average cost of gas from $3.50 per Mcf in 2000 to $6.75 per Mcf in 2001 due to increases in average gas prices. The New England Operations contributed $351,679,000 to the overall increase in operating revenues, $224,708,000 in gas purchase and other energy costs and 26,655 MMcf of the increase in gas sales volume. The Pennsylvania Operations generated a net increase of $182,376,000 in

--------------------------------------------------------------------------------

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



operating revenues, $148,662,000 in gas purchase and other energy costs and 8,622 MMcf of the increase in gas sales volume. The remaining increases in operating revenues, gas purchase and other energy costs, and gas sales volume resulted principally from the colder weather in the Texas and Missouri Service territories in 2001 as compared to 2000.

MGE's service territories experienced weather which was 108% of the 30-year measure for the twelve-month period ended March 31, 2001 compared with 80% in 2000. Weather for Southern Union Gas service territories was 111% of a 30-year measure compared with 72% in 2000. About half of the customers served by Southern Union Gas are weather normalized. Weather in the PG Energy service territories was 106% of a 30-year measure for the twelve- month period ended March 31, 2001.

Net operating margin increased $175,076,000 for the twelve-month period ended March 31, 2001, compared with the same period in 2000. Growth in net operating margin is primarily due to the acquisition of the New England Operations which generated $118,921,000 and to the Pennsylvania Operations which contributed a net increase of $34,345,000. The remaining increase is due to the colder weather in the Missouri and Texas service territories, previously discussed.

Operating expenses were $311,575,000 for the twelve-month period ended March 31, 2001, an increase of $117,560,000, compared with $194,015,000 in 2000. Increases of $69,227,000 and $32,568,000 were the result of the acquisitions of the New England Operations and the Pennsylvania Operations, respectively. An increase in bad debt expense in the Texas and Missouri service territories of $10,181,000 resulted from an increase in customer receivables as a result of higher gas prices, previously discussed. Also impacting operating expenses for the twelve-month period ended March 31, 2001 were increases in employee payroll and benefit costs due to the colder-than- normal weather and inventory write-downs associated with a propane operation.

Interest expense was $90,661,000 for the twelve-month period ended March 31, 2001, compared with $45,759,000 in 2000. Interest expense increased primarily due to the Term Note entered into by the Company for the acquisition of the New England Operations, the 8.25% Senior Notes issued by the Company for the acquisition of the Pennsylvania Operations and the assumption of debt by the Company from the New England Operations and Pennsylvania Operations, all previously discussed. As a result of the previously discussed high cost of gas, the Company incurred additional interest expense of $4,558,000 under its short-term credit facilities during the twelve- month period ended March 31, 2001 compared with the same period in 2000. See "Debt and Capital Lease" in the Notes to the Consolidated Financial Statements included herein.

Other income for the twelve-month period ended March 31, 2001 was $19,580,000 compared with other expense of $7,651,000 in 2000. Other income for the twelve-month period ended March 31, 2001 includes realized gains on the sale of investment securities of $21,363,000, a $13,532,000 gain on the sale of non-core real estate, and $5,002,000 of interest and dividend income. This was partially offset by $12,165,000 of legal costs associated with ongoing litigation from the unsuccessful acquisition of Southwest and $7,920,000 of non-cash trading losses. Other expense for the twelve-month period ended March 31, 2000 primarily consisted of $10,503,000 of costs associated with unsuccessful acquisition activities and related litigation which was partially offset by $1,841,000 in net rental income from Lavaca Realty.

The Company's consolidated federal and state effective income tax rate was 48% and 45% for the twelve-month period ended March 31, 2001 and 2000, respectively. The increase in the effective federal and state income tax rate is a result of non-tax deductible amortization of additional purchase cost associated with the acquisition of the New England Operations and Pennsylvania Operations.



--------------------------------------------------------------------------------

                  SOUTHERN UNION COMPANY AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following table sets forth certain information regarding the Company's gas utility operations for the three- and twelve-month periods ended March 31, 2001 and 2000:

                                      Three Months           Twelve Months
                                    Ended March 31,         Ended March 31,
                                   2001        2000         2001        2000
                                ----------  ----------   ----------  ----------
Average number of gas
  sales customers served:
    Residential................  1,341,714   1,062,100    1,195,591     965,954
    Commercial.................    132,319     107,699      117,247      95,818
    Industrial and irrigation..      4,372         764        2,553         651
    Pipeline and marketing.....        356         225          331         232
    Public authorities and
      other....................      3,177       3,195        3,157       2,992
                                ----------  ----------   ----------  ----------
        Total average
          customers served.....  1,481,938   1,173,983    1,318,879   1,065,647
                                ==========  ==========   ==========  ==========

Gas sales in millions of
  cubic feet (MMcf):
    Residential................     56,833      36,566      102,539      67,166
    Commercial.................     22,191      14,468       42,035      28,923
    Industrial and irrigation..      1,871         504        4,195       1,522
    Pipeline and marketing.....      5,113       5,542       16,712      17,253
    Public authorities and
      other....................      1,450       1,193        3,119       2,548
                                ----------  ----------   ----------  ----------
        Gas sales billed.......     87,458      58,273      168,600     117,412
    Net change in unbilled
      gas sales................     (9,787)     (5,172)       4,386         365
                                ----------  ----------   ----------  ----------
        Total gas sales........     77,671      53,101      172,986     117,777
                                ==========  ==========   ==========  ==========

Gas sales revenues (thousands
  of dollars):
    Residential................ $  596,129  $  225,712   $1,009,451  $  450,861
    Commercial.................    224,916      84,356      378,704     167,577
    Industrial and irrigation..     17,562       2,814       34,045       7,923
    Pipeline and marketing.....     29,126      14,119       73,963      43,664
    Public authorities and
      other....................     13,937       5,457       25,092      11,428
                                ----------  ----------   ----------  ----------
        Gas sales revenues
          billed...............    881,670     332,458    1,521,255     681,453
    Net change in unbilled gas
      sales revenues...........    (47,269)    (28,811)      76,772       3,660
                                ----------  ----------   ----------  ----------
        Total gas sales
          revenues............. $  834,401  $  303,647   $1,598,027  $  685,113
                                ==========  ==========   ==========  ==========

Gas sales margin (thousands
  of dollars).................. $  166,236  $  95,223    $  363,136  $  238,484
                                ==========  =========    ==========  ==========

Gas sales revenue per thousand
  cubic feet (Mcf) billed:
    Residential................ $    10.49  $    6.17    $     9.85  $     6.71
    Commercial.................      10.14       5.83          9.01        5.79
    Industrial and irrigation..       9.39       5.59          8.12        5.21
    Pipeline and marketing.....       5.70       2.55          4.43        2.53
    Public authorities and
      other....................       9.61       4.57          8.04        4.49

Weather:
  Degree days:
    Southern Union Gas service
      territories..............      1,259        777         2,372       1,550
    Missouri Gas Energy service
      territories..............      2,809      2,211         5,643       4,200
    PG Energy service
      territories..............      3,120      2,929         6,651       4,524
    New England service
      territories..............      2,980       --           5,174        --
  Percent of normal, based on
    30-year measure:
      Southern Union Gas
        service territories....       102%        62%          111%         72%
      Missouri Gas Energy
        service territories....       100%        79%          108%         80%
      PG Energy service
        territories............        98%        92%          106%         91%
      New England service
        territories............       100%       --            107%        --

Gas transported in millions
  of cubic feet (MMcf).........     26,822     25,738        91,264      70,093
Gas transportation revenues
  (thousands of dollars)....... $   17,606  $  12,174    $   47,624  $   29,405

-------------------------

The above information does not include the Company's 43% equity ownership in a natural gas distribution company serving 25,000 customers in Piedras Negras, Mexico. Information for Fall River Gas and ProvEnergy, acquired September 28, 2000, and Valley Resources, acquired September 20, 2000, is included since October 1, 2000. The 30-year measure is used above for consistent external reporting purposes. Measures of normal weather used by the Company's regulatory authorities to set rates vary by jurisdiction. Periods used to measure normal weather for regulatory purposes range from 10 years to 30 years.

--------------------------------------------------------------------------------

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

On May 31, 2000, the Company restated and amended its short-term and long-term credit facilities (together referred to as "Revolving Credit Facilities"). The Company has available $90,000,000 under the short-term facility, which expires May 30, 2001, and $135,000,000 under the long-term facility, which expires on May 31, 2003. The Company has additional availability under uncommitted line of credit facilities with various banks. Borrowings under the Revolving Credit Facilities are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. A balance of $211,600,000 was outstanding under the Revolving Credit Facilities at March 31, 2001.

On August 28, 2000 the Company entered into the Term Note to fund (i) the cash portion of the consideration to be paid to the Fall River Gas' stockholders;
(ii) the all cash consideration to be paid to the ProvEnergy and Valley Resources stockholders, (iii) repayment of approximately $50,000,000 of long- and short-term debt assumed in the New England mergers, and (iv) related acquisition costs. As of March 31, 2001, a balance of $523,000,000 was outstanding on this Term Note. The Term Note expires August 27, 2001 but may be extended at the Company's option through August 26, 2002 for a 12.5 basis point fee. No additional draws can be made on the Term Note.

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

The principal sources of funds during the three-month period ended March 31, 2001 were $36,600,000 borrowed under the Company's Revolving Credit Facilities and proceeds from the sale of investment securities of $15,405,000. The principal uses of funds during this period included $25,469,000 for on-going property, plant and equipment additions; $6,898,000 for the retirement of long-term debt; as well as seasonal working capital needs of the Company.

The principal sources of funds during the nine-month period ended March 31, 2001 were $535,000,000 borrowed under the Term Note, $211,597,000 borrowed under the Company's Revolving Credit Facilities, proceeds from the sale of investment securities of $26,777,000 and proceeds from the sale of real estate of $20,638,000. This provided funds of $406,949,000 for acquisition and related expenses of the New England Operations; $114,171,000 for the retirement of merger debt assumed from the New England Operations; $87,172,000 for on-going property, plant and equipment additions; as well as seasonal working capital needs of the Company.

The effective interest rate under the Company's current debt structure is 7.8% (including interest and the amortization of debt issuance costs and redemption premiums on refinanced debt).

The Company retains its borrowing availability under its Revolving Credit Facilities, as discussed above. Borrowings under these credit facilities will continue to be used, as needed, to provide funding for the seasonal working capital needs of the Company. Internally-generated funds from operations will be used principally for the Company's

--------------------------------------------------------------------------------

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements that are based on current expectations, estimates and pro jections about the industry in which the Company operates, management's beliefs and assumptions made by man agement. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are outside the Company's control. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to put undue reliance on such forward-looking statements. Stockholders may review the Company's reports filed in the future with the Securities and Exchange Commission for more current descriptions of developments that could cause actual results to differ materially from such forward-looking statements.

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

OTHER

On May 12, 2001 Peter H. Kelley resigned from all of his current positions as an officer and director of Southern Union Company due to health reasons.

The Board of Directors of Southern Union Company elected Thomas F. Karam as its new president and chief operating officer. Mr. Karam is currently the executive vice president of corporate development and president and chief executive officer of PG Energy, Southern Union Company's Pennsylvania division. Mr. Karam served as president and chief executive officer of Pennsylvania Enterprises, Inc. prior to its acquisition by Southern Union Company in 1999.


--------------------------------------------------------------------------------

                  SOUTHERN UNION COMPANY AND SUBSIDIARIES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            SOUTHERN UNION COMPANY
                                ------------------------------------------------
                                                 (Registrant)






Date    May 15, 2001            By  RONALD J. ENDRES
     ------------------             --------------------------------------------
                                    Ronald J. Endres
                                    Executive Vice President and Chief Financial
                                      Officer




Date    May 15, 2001            By  DAVID J. KVAPIL
     ------------------             --------------------------------------------
                                    David J. Kvapil
                                    Senior Vice President and Corporate
                                      Controller
                                    (Principal Accounting Officer)


--------------------------------------------------------------------------------