Form 10-K
period 2001-06-30
SOUTHERN UNION CO
filed 2001-10-01
CIK 203248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K



 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
     ACT OF 1934

     For the Fiscal Year Ended June 30, 2001

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

        Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X     No
                                          ----       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 19, 2001 was $740,961,553. The number of shares of the registrant's Common Stock outstanding on September 19, 2001 was 53,824,027.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders for the year ended June 30, 2001, are incorporated by reference in Parts II and IV.

Portions of the registrant's proxy statement for its annual meeting of stockholders to be held on November 14, 2001, are incorporated by reference into
Part III.

                                     PART I



ITEM 1.    Business.

                                  Introduction

Southern Union Company (Southern Union and together with its subsidiaries, the Company) was incorporated under the laws of the State of Delaware in 1932. Southern Union is one of the top five natural gas utilities in the United States, as measured by number of customers. The Company's principal line of business is the distribution of natural gas as a public utility through its operating divisions principally in Texas, Missouri, Florida, Pennsylvania since November 1999, and Rhode Island and Massachusetts effective with three acquisitions completed in September 2000 (see Acquisitions).

Southern Union Gas, headquartered in Austin, Texas, serves approximately 535,000 customers in Texas (including Austin, Brownsville, El Paso, Galveston, Harlingen, McAllen and Port Arthur). Missouri Gas Energy, headquartered in Kansas City, Missouri, serves approximately 498,000 customers in central and western Missouri (including Kansas City, St. Joseph, Joplin and Monett). PG Energy, headquartered in Wilkes-Barre, Pennsylvania, serves approximately 156,000 customers in northeastern and central Pennsylvania (including Wilkes-Barre, Scranton and Williamsport). South Florida Natural Gas (SFNG), headquartered in New Smyrna Beach, Florida, serves approxi mately 4,600 customers in central Florida (including New Smyrna Beach, Edgewater and areas of Volusia County, Florida.) With the acquisition of Providence Energy Corporation, Valley Resources, Inc. and Fall River Gas Company in September 2000 (whose primary business is the distribution of natural gas through its public utility companies and are collectively hereafter referred to as the New England Division), the Company now serves approximately 292,000 customers in Rhode Island and Massachusetts (including Providence, Newport and Cumberland, Rhode Island and Fall River, North Attleboro and Somerset, Massachusetts.) The diverse geographic areas of the Company's natural gas distribution systems should reduce the overall sensitivity of Southern Union's operations to weather risk and local economic conditions.

                          Acquisitions and Divestitures

Acquisitions On September 28, 2000, Southern Union completed the acquisition of Providence Energy Corporation (ProvEnergy) for approximately $270,000,000 in cash plus the assumption of approximately $90,000,000 in long-term debt. The ProvEnergy natural gas distribution operations are Providence Gas and North Attleboro Gas, which collectively serve approximately 177,000 natural gas customers. Providence Gas serves natural gas customers in Providence and Newport, Rhode Island, and 23 other cities and towns in Rhode Island. North Attleboro Gas serves customers in North Attleboro and Plainville, Massachusetts, towns adjacent to the northeastern Rhode Island border. ProvEnergy Power Company, LLC is a subsidiary acquired in the acquisition which owns 50% of Capital Center Energy Company, LLC., a joint venture formed between ProvEnergy and ERI Services, Inc. to provide retail power.

On September 28, 2000, Southern Union completed the acquisition of Fall River Gas Company (Fall River Gas) for approximately 1,400,000 shares (before adjustment for any subsequent stock dividend) of Southern Union common stock and approximately $27,000,000 in cash plus assumption of approximately $20,000,000 in long-term debt. Fall River Gas serves approximately 49,000 customers in the city of Fall River and the towns of Somerset, Swansea and Westport, all located in southeastern Massachusetts. Also acquired in the Fall River Gas merger was Fall River Gas Appliance Company, Inc., which rents water heaters and conversion burners (primarily for residential use) in Fall River Gas' service area.

On September 20, 2000, Southern Union completed the acquisition of Valley Resources, Inc. (Valley Resources) for approximately $125,000,000 in cash plus the assumption of approximately $30,000,000 in long-term debt. Valley Resources natural gas distribution operations are Valley Gas Company and Bristol and Warren Gas Company, which collectively serve approximately 66,000 natural gas customers. Valley Resources' three non-utility subsidiaries acquired in the merger rent and sell appliances, offer service contract programs, sell liquid propane in Rhode Island and nearby Massachusetts, and distribute as a wholesaler franchised lines to plumbing and heating contractors. Also, acquired in the acquisition was Valley Resources' 90% interest (which is now 100%) in Alternate Energy Corporation, which sells, installs and designs natural gas conversion systems and facilities, is an authorized representative of the

--------------------------------------------------------------------------------

ONSI Corporation fuel cell, holds patents for a natural gas/diesel co-firing system and for a device to control the flow of fuel on dual-fuel equipment.

The assets of ProvEnergy, Fall River Gas and Valley Resources (hereafter referred to as the Company's New Eng land Operations) have been included in the consolidated balance sheet of the Company at June 30, 2001 and the results of operations from the New England Operations have been included in the statement of consolidated opera tions since their respective acquisition dates in September 2000. Thus, the results of operations for the year ended June 30, 2001 are not comparable to prior periods. The acquisitions were accounted for using the purchase method. The Company plans to sell or dispose of certain non-core businesses and acquired in the New England Operations.

On November 4, 1999, the Company acquired Pennsylvania Enterprises, Inc. (hereafter referred to as the Pennsylvania Operations) in a transaction valued at approximately $500,000,000, including assumption of long-term debt of approximately $115,000,000. The Company issued approximately 16,700,000 shares (before adjustment for any subsequent stock dividends) of common stock and paid approximately $36,000,000 in cash to complete the transaction. Income from the Pennsylvania Operations have been included in the statement of consolidated operations since November 4, 1999. Thus, the results of operations for the year ended June 30, 2000 are not comparable to prior periods. The acquisition was accounted for using the purchase method.

The Pennsylvania Operations are headquartered in Wilkes-Barre, Pennsylvania with natural gas distribution being its primary business. The principal operating division of the Pennsylvania Operations is the PG Energy division of the Company which serves more than 156,000 gas customers in northeastern and central Pennsylvania. Subsidiaries of the Company acquired and currently operating in the acquisition of the Pennsylvania Operations include PG Energy Services Inc., (Energy Services) and PEI Power Corporation (PEI Power). Through Energy Services, the Company supplies propane and offers the inspection, maintenance and servicing of residential and small commercial gas-fired equipment. Through PEI Power, an exempt wholesale generator (within the meaning of the Public Utility Holding Company Act of 1935), the Company provides electricity services to the broad mid-Atlantic market of Pennsylvania, New Jersey, Maryland, Delaware and the District of Columbia. The Company plans to sell or dispose of propane operations of Energy Services, which are not material to the Company. The Company has not yet sold these operations and there can be no assurance that a sale on terms satisfactory to the Company will be completed.

Divestitures The Company is currently identifying non-core subsidiaries and assets and plans to sell or dispose of such properties. Such sales may include investments in marketable securities. The majority of the net cash pro ceeds obtained from the sale of non-core assets will be used to reduce long-term debt or other long-term obligations.

The Company acquired ProvEnergy Oil Enterprises, Inc. (ProvEnergy Oil) through the acquisition of ProvEnergy. ProvEnergy Oil, which operated a fuel oil distribution business through its subsidiary, ProvEnergy Fuels, Inc. (ProvEnergy Fuels) for residential and commercial customers in Rhode Island and Massachusetts, was sold for $15,800,000 in August 2001. No gain or loss was recognized on this transaction.

In connection with the acquisition of the Pennsylvania Operations, the Company acquired Energy Services, Keystone Pipeline Services, Inc. (Keystone, a wholly-owned subsidiary of Energy Services) and Theta Land Corporation. In July 2001, the sale of Energy Services' commercial and industrial gas marketing contracts was completed for approximately $5,000,000, resulting in a pre-tax gain of $4,600,000. Keystone, which engaged primarily in the construction, maintenance, and rehabilitation of natural gas distribution pipelines, was sold for $3,300,000 in June 2001 for a pre-tax gain of $707,000. Theta Land Corporation, which owned and provided land management and development services for more than 44,000 acres of land, was sold for $12,150,000 in January 2000. No gain or loss was recognized on this transaction.



--------------------------------------------------------------------------------

                               Company Operations

The Company's principal line of business is the distribution of natural gas through its Southern Union Gas, Missouri Gas Energy, PG Energy, and SFNG divisions, and, effective with the September 2000 acquisitions, its New England Division. (See Acquisitions) . The Company's gas utility operations are generally seasonal in nature, with a sig nificant percentage of its annual revenues and earnings occurring in the traditional winter heating season. As such, the Company is a sales and market-driven energy company whose management is committed to achieving profitable growth of its utility divisions in an increasingly competitive business environment and partnering with companies which complement Southern Union's existing customer service and core utility business. Management's strategies for achieving these objectives principally consist of: (i) promoting new sales opportunities and markets for natural gas;
(ii) enhancing financial and operating performance; (iii) expanding the Company through development of existing utility businesses and possibly by acquiring of selective new utility businesses; and (iv) investing selectively in complementary businesses. Management develops and continually evaluates these strategies and their imple mentation by applying their experience and expertise in analyzing the energy industry, technological advances, market opportunities and general business trends. Each of these strategies, as implemented throughout the Company's existing businesses, reflects the Company's commitment to its core natural gas utility business.

Subsidiaries of Southern Union have been established to support and expand natural gas sales and other energy sales and to capitalize on the Company's energy expertise. Subsidiaries of the Company market natural gas to end- users, operate natural gas pipeline systems, generate electricity, distribute propane and sell commercial gas air conditioning and other gas-fired engine-driven applications. The Company distributes propane to 9,000, 3,100 and 1,800 customers in Texas, Pennsylvania and Florida, respectively. Additionally, certain subsidiaries own or hold interests in real estate and other assets, which are primarily used in the Company's utility business. Central to all of the Company's present businesses and strategies is the distribution and transportation of natural gas.

Southern Union Energy International, Inc. (SUEI) and Southern Union International Investments, Inc. (Investments), both wholly-owned subsidiaries of Southern Union, participate in energy-related projects internationally. Energia Estrella del Sur, S. A. de C. V. (Estrella), a wholly-owned Mexican subsidiary of SUEI and Investments, seeks to participate in energy-related projects in Mexico. Estrella has a 43% equity ownership in a natural gas distribution com-pany, along with other related operations, which currently serves 25,000 custo-mers in Piedras Negras, Mexico, across the border from Southern Union Gas' Eagle Pass, Texas service area.

Mercado Gas Services, Inc. (Mercado), a wholly-owned subsidiary of Southern Union, markets natural gas to com mercial and industrial customers. Mercado's sales and purchasing activities are made through short-term and long- term contracts. These contracts and business activities are not subject to direct rate regulation.

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

SUPro Energy Company (SUPro), a wholly-owned subsidiary of Southern Union, provides propane gas services to customers located principally in Austin, El Paso and Alpine, Texas as well as Las Cruces, New Mexico and sur rounding communities. SUPro sold 5,859,000 and 5,734,000 gallons of propane for the years ended June 30, 2001 and 2000.

Atlantic Gas Corporation, a wholly-owned subsidiary of Southern Union, provides propane gas services to 1,800 cus tomers located in and around the communities of New Symrna Beach, Lauderhill and Dunnellon, Florida. Atlantic Gas Corporation sold 1,108,000 and 1,193,000 gallons of propane for the year ended June 30, 2001 and 2000, respectively.


--------------------------------------------------------------------------------

PG Energy Services, Inc. (Energy Services), a wholly-owned subsidiary of Southern Union, supplies propane and offers the inspection, maintenance and servicing of residential and small commercial gas-fired equipment to 3,100 residential, commercial and industrial users primarily in central and northeastern Pennsylvania.

PEI Power Corporation (Power Corp.), a wholly-owned subsidiary of Southern Union, an exempt wholesale generator (within the meaning of the Public Utility Holding Company Act of 1935), generates and sells electricity provided by two power plants which share a site in Archbald, Pennsylvania. Power Corp. acquired the first plant, a 25-megawatt cogeneration facility fueled by a combination of natural gas and methane, in November 1997. During fiscal year 2001 Power Corp. constructed an additional 45-megawatt natural gas-fired facility in a joint venture with Cayuga Energy. Power Corp. owns 49.9% of the second plant which is now in service and sells electricity to the broad mid-Atlantic market of Pennsylvania, New Jersey, Maryland, Delaware and the District of Columbia.

ProvEnergy Power Company LLC (ProvEnergy Power), a wholly-owned subsidiary of Southern Union, provides outsourced energy management services and owns 50% of Capital Center Energy Company LLC, a joint venture formed between ProvEnergy and ERI Services, Inc. to provide retail power.

Fall River Gas Appliance Company, Inc. (Fall River Appliance), a wholly-owned subsidiary of Southern Union, rents water heaters and conversion burners (primarily for residential use) to over 18,000 customers, sells central heating and air conditioning systems, water heaters and grills, and offers service contracts on gas appliances in the city of Fall River and the towns of Somerset, Swansea and Westport, all located in southeastern Massachusetts.

Valley Propane, Inc. (Valley Propane), a wholly-owned subsidiary of Southern Union, sells liquid propane to 2,800 industrial, commercial and residential customers in Rhode Island and nearby Massachusetts.

Valley Appliance and Merchandising Company (VAMCO), a wholly-owned subsidiary of Southern Union, merchan dises and rents natural gas burning appliances, offers appliance service contract programs, and sells water filtration systems to residential customers. VAMCO also provides construction management services for natural gas-related projects to commercial and industrial customers.

Morris Merchants, Inc. (Morris Merchants), a wholly-owned subsidiary of Southern Union, serves as a manufacturer's representative agency for franchised plumbing and heating contract supplies, and distributes as a wholesaler franchised lines to plumbing and heating contractors.

Alternate Energy Corporation (AEC), a wholly-owned subsidiary of Southern Union, is an energy consulting firm which equips vehicular and stationary engines with natural gas fuel systems, builds natural gas fueling facilities, and is an authorized representative of the ONSI Corporation fuel cell and Capstone Micro Turbines. In addition, AEC retains patents on a natural gas/diesel co-firing system and on "Passport" FMS (Fuel Management System) which monitors and controls the transfer of fuel on dual-fuel equipment.

The Company also holds investments in commercially developed real estate in El Paso, Harlingen and Kansas City through Southern Union's wholly-owned subsidiary, Lavaca Realty Company (Lavaca Realty). Additionally, through the acquisition of the Pennsylvania Operations and New England Operations, the Company owns several tracts of land, certain of which is being prepared for development, primarily in Lackawanna County of northeastern Pennsyl vania, and various office buildings, parking garages and operational facilities throughout Rhode Island and Massa chusetts. Depending upon market conditions, the Company may sell certain of these investments from time to time.

Southern Union's strategy for long-term growth includes acquiring the right assets that will position the Company favorably in an evolving competitive marketplace. The Pennsylvania Operations and New England Operations acquisitions provide Southern Union with a strong presence in the attractive northeastern market. These acquisitions also provide geographic and weather diversity to the Company's service areas. Going forward, Southern Union may consider other acquisitions which will financially enhance growth and take advantage of future market opportunities.

                               Company Investments

Over the past several years, the Company acquired an equity interest in Capstone Turbine Corporation (Capstone). This company has developed a microturbine fueled by natural gas or propane that produces electricity and creates less pollution than conventional systems. The refrigerator-sized microturbine unit can efficiently provide nearly 30 kilowatts of electricity to a small business. Additionally, this technology is highly reliable and requires low mainte nance. In late June 2000, Capstone completed its initial public offering (IPO). The Company sold securities in Capstone during fiscal year 2001, realizing pre-tax gains of $74,582,000. As of June 30, 2001 and August 31, 2001, the value of the Company's remaining investment in Capstone was $29,447,000 and $6,652,000, respectively, based on the closing prices for Capstone shares on those days. As of June 30, 2001, the Company had 1,333,061 shares of Capstone common stock.


--------------------------------------------------------------------------------

Southern Union also holds a $14,586,000 equity interest in PointServe, Inc. (PointServe), a business-to-business online scheduling solution. Patent-pending, online scheduling technology should enable service providers to spend less and earn more by creating accountability of marketing dollars and increasing operational efficiencies, thus increasing customer satisfaction and loyalty. Working closely with Southern Union Gas during 2001, PointServe developed a comprehensive solution for the entire service supply chain, involving both workforce management and the Company's customer service website. The plan, which involves the deployment of PointServe's Service Logic(TM) technology, is designed to help Southern Union Gas achieve tighter appointment time windows and provide more reliable, responsive service to customers as well as a variety of management measurement tools.

In April 2001, PointServe acquired Servana.com, Inc. (Servana), in which Southern Union had an equity interest. Servana partners with utility companies to deliver comprehensive e-commerce solutions to the customer's home. The company is positioning itself to become the dominant utility-based home-service portal, leveraging the utility's brand identity and prominence in local markets. Servana's Internet-based solutions provide numerous consumer benefits, including 24/7 online access to utilities, no hold times, and better access to call center staffers who can then handle unique customer care issues.

As of June 30, 2001, Southern Union had a $4,495,000 equity interest in Advent Networks, Inc. (Advent), head quartered in Austin, Texas. Advent's UltraBand(TM) technology is expected to deliver digital broadband services 40 times faster than digital subscriber lines (DSL) or cable modems, and 1,000 times faster than dial-up modems, over the "last mile". UltraBand(TM) should provide cable network overbuilders a competitive advantage with its capability to deliver content at a quality and speed that cannot be provided over cable modem.

                                   Competition

Natural gas distribution has been evolving from a highly regulated environment to one where competition and customer choice is being promoted. The restructuring of natural gas distribution began in the 1990's when the Federal Energy Regulatory Commission (FERC) required interstate pipeline companies to separate, or unbundle, the merchant function of selling natural gas from the transportation and storage services they provide and offer those services to end users on the same terms as local distribution companies. As a result, certain large volume custo mers, primarily industrial and significant commercial customers, have had opportunities to access alternative natural gas supplies and, in some instances, delivery service from other pipeline systems. The Company has offered trans portation arrangements to customers who secure their own gas supplies. These transportation arrangements, coupled with the efforts of Southern Union's unregulated marketing subsidiaries, enable the Company to provide competitively priced gas service to these large volume customers. In addition, the Company has successfully used flexible rate provisions, when needed, to retain customers who may have access to alternative energy sources.

As energy providers, Southern Union Gas, Missouri Gas Energy, PG Energy, New England and SFNG have historic ally competed with alternative energy sources, particularly electricity, propane, fuel oil, coal, natural gas liquids and other refined products available in the Company's service areas. At present rates, the cost of electricity to residential and commercial customers in the Company's service areas generally is higher than the effective cost of natural gas service. There can be no assurance, however, that future fluctuations in gas and electric costs will not reduce the cost advantage of natural gas service. The cost of expansion for peak load requirements of electricity in some of Southern Union Gas' and Missouri Gas Energy's service areas has historically provided opportunities to allow energy switching to natural gas pursuant to integrated resource planning techniques. Electric competition has responded by offering equipment rebates and incentive rates.

Competition between the use of fuel oils, natural gas and propane, particularly by industrial, electric generation and agricultural customers, has also increased due to the volatility of natural gas prices and increased marketing efforts from various energy companies. In order to be more competitive with certain alternate fuels in Pennsylvania, PG Energy offers an Alternate Fuel Rate for eligible customers. This rate applies to commercial and industrial accounts that have the capability of using fuel oils or propane as alternate sources of energy. Whenever the cost of such alternate fuel drops below PG Energy's normal tariff rates, PG Energy is permitted by the Pennsylvania Public Utility Commission (PPUC) to lower its price to these customers so that PG Energy can remain competitive with the alternate fuel. However, in no instance may PG Energy sell gas under this special arrangement for less than its average commodity cost of gas purchased during the month. Competition between the use of fuel oils, natural gas and propane, is generally greater in Pennsylvania and New England than the Company's remaining service areas; however, this competition affects the nationwide market for natural gas. Additionally, the general economic

--------------------------------------------------------------------------------
conditions in the Company's service areas continue to affect certain customers and market areas, thus impacting the results of the Company's operations.

The Company's gas distribution divisions are not currently in significant direct competition with any other distributors of natural gas to residential and small commercial customers within their service areas, other than in Pennsylvania. In 1999, the Commonwealth of Pennsylvania enacted the Natural Gas Choice and Competition Act, which extended the ability to choose suppliers to small commercial and residential customers as well. Effective April 29, 2000, all of PG Energy's customers have the ability to select an alternate supplier of natural gas, which PG Energy will continue to deliver through its distribution system. Customers can also choose to remain with PG Energy as their supplier under regulated natural gas rates. In either case, PG Energy serves as the supplier of last resort. Despite customers' recently acquired right to choose, higher-than-normal wholesale prices for natural gas have prevented suppliers from offering competitive rates. To date, due to the lack of offers that provide any savings over PG Energy's current regulated gas rates, no commercial or residential customers have switched to alternate suppliers. However, if a moderation in the wholesale market for natural gas over time produces an increase in offers competitive with PG Energy's rates, customers may eventually choose alternate suppliers.

                                   Gas Supply

The cost and reliability of natural gas service is dependent upon the Company's ability to contract for favorable mixes of long-term and short-term gas supply arrangements and through favorable fixed and variable transportation con tracts. The Company has been directly acquiring its gas supplies since the mid-1980s when interstate pipeline sys tems opened their systems for transportation service. The Company has the organization, personnel and equipment necessary to dispatch and monitor gas volumes on a daily, hourly and even a real-time basis to ensure reliable service to customers.

The FERC required the "unbundling" of services offered by interstate pipeline companies beginning in 1992. As a result, gas purchasing and transportation decisions and associated risks have been shifted from the pipeline com panies to the gas distributors. The increased demands on distributors to effectively manage their gas supply in an environment of volatile gas prices provides an advantage to distribution companies such as Southern Union who have demonstrated a history of contracting favorable and efficient gas supply arrangements in an open market system.

The majority of 2001 gas requirements for the utility operations of Southern Union Gas and the New England Division were delivered under short- and long-term transportation contracts through five major pipeline companies. The majority of 2001 gas requirements for the utility operations of Missouri Gas Energy and PG Energy were delivered under short- and long-term transportation contracts through four major pipeline companies, while the majority of SFNG's 2001 gas requirements were delivered under a management supply contract through one major pipeline company. These contracts have various expiration dates ranging from calendar year 2001 through 2018. Southern Union Gas also purchases significant volumes of gas under long- and short-term arrangements with suppliers. The amounts of such short-term purchases are contingent upon price. Southern Union Gas, Missouri Gas Energy, the New England Division and SFNG all have firm supply commitments for all areas that are supplied with gas purchased under short-term arrangements. Missouri Gas Energy also holds contract rights to over 16 Bcf of storage capacity. PG Energy, the New England Division and Southern Union Gas each hold contract rights to over 11 Bcf, 5 Bcf and 4 Bcf of storage capacity, respectively, to assist in meeting peak demands. Storage capacity approximates 20% of the Company's annual gas distribution volumes.

Gas sales and/or transportation contracts with interruption provisions, whereby large volume users purchase gas with the understanding that they may be forced to shut down or switch to alternate sources of energy at times when the gas is needed for higher priority customers, have been utilized for load management by Southern Union and the gas industry as a whole. In addition, during times of special supply problems, curtailments of deliveries to customers with firm contracts may be made in accordance with guidelines established by appropriate federal and state regulatory agencies. There have been no supply-related curtailments of deliveries to Southern Union Gas, Missouri Gas Energy, PG Energy, the New England Division or SFNG utility sales customers during the last ten years.

The Company is committed under various agreements to purchase certain quantities of gas in the future. At June 30, 2001, the Company has purchase commitments for certain quantities of gas at variable, market-based prices that have an annual value of $204,999,000. The Company's purchase commitments may extend over a period of several

--------------------------------------------------------------------------------
years depending upon when the required quantity is purchased. The Company has purchase gas tariffs in effect for all its utility service areas that provide for recovery of its purchase gas costs under defined methodologies.

Beginning in 1996, the Missouri Public Service Commission (MPSC) authorized a series of experimental gas supply incentive plans for Missouri Gas Energy. The initial three year plan, effective July 1, 1996, achieved a reduction in overall gas costs of $6,900,000 resulting in savings to Missouri customers of $4,000,000 and additional revenues to the Company of $2,900,000 for the year ended June 30, 1999. The MPSC subsequently approved an additional two year gas supply incentive plan that became effective August 31, 2000. Earnings under the current plan are primarily dependent on certain market conditions and market prices for natural gas which did not occur in fiscal 2001, and there is no assurance that the Company will have an opportunity to generate earnings under this aspect of the plan during fiscal 2002.

                          Utility Regulation and Rates

The Company's rates and operations are subject to regulation by local, state and federal authorities. In Texas, municipalities have primary jurisdiction over natural gas rates within their respective incorporated areas. Rates in adjacent environs and appellate matters are the responsibility of the Railroad Commission of Texas (RRC). In Missouri, natural gas rates are established by the MPSC on a system-wide basis. In Pennsylvania, natural gas rates for PG Energy are approved by the PPUC on a system-wide basis. In Rhode Island, natural gas rates for Providence Gas, Valley Gas Company and Bristol and Warren Gas Company are approved by the Rhode Island Public Utilities Commission (RIPUC). In Massachusetts natural gas rates for Fall River Gas Company and North Attleboro Gas are subject to the regulatory authority of the Massachusetts Department of Telecommunications and Energy (MDTE). In Florida, natural gas rates are established by the Florida Public Service Commission on a system-wide basis. The FERC has jurisdiction over rates, facilities and services of Norteno and Power Corp., and the RRC has jurisdiction over STC.

The Company holds non-exclusive franchises with varying expiration dates in all incorporated communities where it is necessary to carry on its business as it is now being conducted. Providence, Rhode Island; Fall River, Massachusetts; Kansas City, Missouri; El Paso, Texas; Austin, Texas; St. Joseph, Missouri; and Port Arthur, Texas; are the seven largest cities in which the Company's utility customers are located. The franchises in the following cities expire as follows:
El Paso, Texas in 2030; Port Arthur, Texas in 2013; Kansas City, Missouri in 2010; and Austin, Texas in 2006. The Company fully expects these franchises to be renewed upon their expiration. The franchises in Providence, Rhode Island; Fall River, Massachusetts; and St. Joseph, Missouri are perpetual.

Gas service rates are established by regulatory authorities to permit utilities the opportunity to recover operating, administrative and financing costs, and the opportunity to earn a reasonable return on equity. Gas costs are billed to customers through purchase gas adjustment (PGA) clauses which permit the Company to adjust its sales price as the cost of purchased gas changes. This is important because the cost of natural gas accounts for a significant portion of the Company's total expenses. The appropriate regulatory authority must receive notice of such adjustments prior to billing implementation.

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

The monthly customer bill contains a fixed service charge, a usage charge for service to deliver gas, and a charge for the amount of natural gas used. While the monthly fixed charge provides an even revenue stream, the usage charge increases the Company's annual revenue and earnings in the traditional heating load months when usage of natural gas increases. In recent years, the majority of the Company's rate increases in Texas have resulted in increased monthly fixed charges which help stabilize earnings. Weather normalization clauses also serve to stabilize earnings in 22 Texas towns and cities, including Austin, Andrews and various El Paso service areas, Galveston, Port Arthur and Mineral Wells.


--------------------------------------------------------------------------------

Missouri On July 5, 2001, the MPSC issued an order approving a unanimous settlement of Missouri Gas Energy's rate request. The settlement provides for an annual $9,892,000 base rate increase, as well as $1,081,000 in added revenue from new and revised service charges. The majority of the rate increase will be recovered through increased customer service charges to gas sales service customers. New rates became effective August 6, 2001, two months before the statutory deadline for resolving the case. The approved settlement requires parties to seek dismissal of all pending judicial reviews of prior rate cases. The settlement also provides for the development of a two-year experimental low-income program that will help certain customers in the Joplin area pay their natural gas bills.

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

Rhode Island Pursuant to the RIPUC's Written Order issued April 30, 2001, Providence Gas' Price Stabilization Plan was extended through June 2002. The related settlement agreement provides for additional gas distribution margin of $12,030,000 over the 21-month period, October 2000 through June 2002, or approximately $6,240,000 for the twelve months ended September 2001.

The settlement agreement also contains a weather mitigation clause and a non-firm margin incentive mechanism (non-firm margin is margin earned from interruptible customers with the ability to switch to alternative fuels). The weather mitigation clause is designed to mitigate the impact of weather volatility on customer billings, which will assist customers in paying bills and stabilize the revenue stream to Providence Gas. Providence Gas will defer the margin impact of weather that is greater than 2% colder-than-normal and will recover the margin impact of weather that is greater than 3% warmer-than-normal by making the corresponding adjustment to the deferred revenue account (DRA). The non-firm margin incentive mechanism is designed to encourage Providence Gas to promote the development of non-firm margins, which will reduce the cost of service to all customers. Providence Gas will retain 25% of all non-firm margins earned in excess of $1,200,000.

Under the settlement agreement, Providence Gas may earn up to 10.7%, but not less than 7.0%, using the average return on equity for the two 12-month periods of October 2000 through September 2001 and July 2001 through June 2002.

Effective October 1, 2000, the RIPUC had approved a settlement agreement between Providence Gas, the Rhode Island Division of Public Utilities and Carriers, the Energy Council of Rhode Island, and The George Wiley Center. The settlement agreement recognized the need for an increase in distribution system revenues of $4,500,000, recovered through an adjustment to the throughput portion of the gas charge, and provided for a 21-month base rate freeze. In the settlement agreement, the RIPUC authorized system improvement programs. Additionally, higher levels of support for low income bill payment assistance was authorized as well as the continuation of the utility's demand side management and weatherization assistance programs.

Pennsylvania On April 3, 2000, PG Energy filed an application with the PPUC seeking an increase in its base rates designed to produce $17,900,000 in additional annual revenues. On December 7, 2000, the PPUC approved a settlement agreement that provided for a rate increase designed to produce $10,800,000 of additional annual revenue. The new rates became effective on January 1, 2001.

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

Other During the three-year period ended June 30, 2001, the Company did not file for any other rate increases in any of its major service areas, although several annual cost of service adjustments were filed.


--------------------------------------------------------------------------------

In addition to the regulation of its utility and pipeline businesses, the Company is affected by numerous other regula tory controls, including, among others, pipeline safety requirements of the United States Department of Transporta tion, safety regulations under the Occupational Safety and Health Act, and various state and federal environmental statutes and regulations. The Company believes that its operations are in compliance with applicable safety and environmental statutes and regulations.

                                  Environmental

The Company is investigating the possibility that the Company or predecessor companies may have been associated with Manufactured Gas Plant (MGP) sites in its former service territories, principally in Arizona and New Mexico, and existing service territories in Texas, Missouri, Pennsylvania, Massachusetts and Rhode Island. At the present time, the Company is aware of certain MGP sites in these areas and is investigating those and certain other locations. While the Company's evaluation of these Texas, Missouri, Arizona, New Mexico, Pennsylvania, Massachusetts and Rhode Island MGP sites is in its preliminary stages, it is likely that some compliance costs may be identified and become subject to reasonable quantification. Within the Company's service territories certain MGP sites are currently the subject of governmental actions. See Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A) -- Cautionary Statement Regarding Forward-Looking Information and Commitments and Contingencies in the Notes to the Consolidated Financial Statements.

                           Investments in Real Estate

Lavaca Realty owns a two-story office building in El Paso, Texas as well as a one-story office building in Harlingen, Texas. Other significant real estate investments held at June 30, 2001 include 39,341 square feet of undeveloped land in McAllen, Texas and 25,000 square feet of improved property in Kansas City, Missouri, of which 40% is occupied by Missouri Gas Energy and the remainder by a non-affiliated entity. Additionally, through the acquisition of the Pennsylvania Operations and New England Operations, the Company owns several tracts of land, certain of which are being prepared for development, primarily in Lackawanna County of northeastern Pennsylvania, and various office buildings, parking garages and operational facilities throughout Rhode Island and Massachusetts. Depending upon market conditions, the Company may sell certain of these investments from time to time.

                                    Employees

As of July 31, 2001, the Company had 3,105 employees, of whom 2,320 are paid on an hourly basis, 784 are paid on a salary basis and one is paid on a commission basis. Of the 2,278 hourly paid employees, 50% are represented by unions. Of those employees represented by unions, 44% are employed by Missouri Gas Energy, 19% are employed by PG Energy, 35% are employed by the New England Division and 2% by Southern Union Gas.

In August 2001, the Company announced implementation of a corporate reorganization and restructuring which was initially announced in July 2001 as part of a Cash Flow Improvement Plan. See MD&A -- Other Matters -- Corporate Restructuring. Actions taken included (i) the offering of voluntary Early Retirement Programs ("ERPs") in certain of its operating divisions and (ii) a limited reduction in force ("RIF") within its corporate division. ERPs, providing for increased benefits for those electing retirement, were offered to approximately 400 eligible employees across the Company's operating divisions. In connection with the RIF, 48 employees were offered severance packages.

During fiscal 2001, the Company agreed to three-year contracts with two bargaining units representing Pennsylvania employees, which were effective in April 2001 and August of 2000, respectively. In December 1998, the Company agreed to five-year contracts with each bargaining-unit representing Missouri employees, which were effective in May 1999.

Providence Gas' two bargaining units are covered by contracts through January 2002 and May 2002. Valley Resources' two bargaining units are covered by contracts through March 2002 and May 2002. Fall River Gas' bargaining unit employees are covered by a contract through April 2002.

From time to time the Company may be subject to labor disputes; however, such disputes have not in recent years disrupted its business. The Company believes that its relations with its employees are good.


--------------------------------------------------------------------------------

             Statistics of Principal Utility and Related Operations

The following table shows certain operating statistics of the Company's gas distribution divisions with operations in Texas, Missouri, Pennsylvania, and New England (Rhode Island and Massachusetts), which the Company owned during the years ended June 30:

                                                        Year Ended June 30,
                                                  ------------------------------
                                                    2001       2000       1999
                                                  --------   --------   --------

Southern Union Gas:
Average number of gas sales customers served:
  Residential..................................    491,086    483,220    473,563
  Commercial...................................     32,762     31,860     30,847
  Industrial and irrigation....................        251        253        258
  Public authorities and other.................      2,818      2,862      2,849
                                                  --------   --------   --------
    Total average customers served.............    526,917    518,195    507,517
                                                  ========   ========   ========

Gas sales in millions of cubic feet (MMcf):
  Residential..................................     24,260     19,524     19,553
  Commercial...................................     10,069      8,677      8,539
  Industrial and irrigation....................      1,103        969      1,082
  Public authorities and other.................      2,855      2,377      2,266
                                                  --------   --------   --------
    Gas sales billed...........................     38,287     31,547     31,440
  Net change in unbilled gas sales.............        (97)       137        175
                                                  --------   --------   --------
    Total gas sales............................     38,190     31,684     31,615
                                                  ========   ========   ========

Weather:
  Degree days (a)..............................      2,380      1,516      1,576
  Percent of 10-year measure (b)...............       130%        83%        86%
  Percent of 30-year measure (b)...............       112%        71%        74%

Gas transported in MMcf........................     26,753     17,472     16,668

Missouri Gas Energy:
Average number of gas sales customers served:
  Residential..................................    428,971    424,771    418,266
  Commercial...................................     59,742     58,323     57,247
  Industrial...................................        310        309        313
                                                  --------   --------   --------
    Total average customers served.............    489,023    483,403    475,826
                                                  ========   ========   ========

Gas sales in MMcf:
  Residential..................................     44,011     34,999     36,578
  Commercial...................................     19,828     15,640     16,842
  Industrial...................................        598        412        375
                                                  --------   --------   --------
    Gas sales billed...........................     64,437     51,051     53,795
  Net change in unbilled gas sales.............        (64)        37        204
                                                  --------   --------   --------
    Total gas sales............................     64,373     51,088     53,999
                                                  ========   ========   ========

Weather:
  Degree days (a)..............................      5,541      4,176      4,438
  Percent of 10-year measure (b)...............       107%        80%        85%
  Percent of 30-year measure  (b)..............       106%        80%        85%

Gas transported in MMcf........................     30,921     31,644     31,774

------------------------
(a) "Degree days" are a measure of the coldness of the weather experienced. A degree day is equivalent to each degree that the daily mean temperature for a day falls below 65 degrees Fahrenheit.
(b) Information with respect to weather conditions is provided by the National Oceanic and Atmospheric Administration. Percentages of 10- and 30-year measure are computed based on the weighted average volumes of gas sales billed. The 10- and 30-year measure is used for consistent external reporting purposes. Measures of normal weather used by the Company's regulatory authorities to set rates vary by jurisdiction. Periods used to measure normal weather for regulatory purposes range from 10 years to 30 years.

--------------------------------------------------------------------------------

                                                Year Ended    Eight Months Ended
                                               June 30, 2001   June 30, 2000(a)
                                               -------------  ------------------

PG Energy:
Average number of gas sales customers served:
  Residential................................     140,815          140,019
  Commercial.................................      13,991           13,872
  Industrial.................................         206              209
  Public Authorities and Other...............         310              314
                                                 --------         --------
    Total average customers served...........     155,322          154,414
                                                 ========         ========

Gas sales in MMcf:
  Residential................................      17,965           14,830
  Commercial.................................       6,561            4,969
  Industrial.................................         535              215
  Public Authorities and Other...............         368              213
                                                 --------         --------
    Gas sales billed.........................      25,429           20,227
  Net change in unbilled gas sales...........          40             (314)
                                                 --------         --------
    Total gas sales..........................      25,469           19,913
                                                 ========         ========

Weather:
  Degree days (b)............................       6,621            5,287
  Percent of 10-year measure (c).............        108%              86%
  Percent of 30-year measure (c).............        105%              92%

Gas transported in MMcf......................      25,430           19,403


                                              Nine Months Ended
                                               June 30, 2001(d)
                                              -----------------

New England Division:
Average number of gas sales customers served:
  Residential................................     264,349
  Commercial.................................      21,634
  Industrial.................................       3,570
  Public Authorities and Other...............          45
                                                 --------
    Total average customers served...........     289,598
                                                 ========

Gas sales in MMcf:
  Residential................................      21,690
  Commercial.................................       7,293
  Industrial.................................       2,721
  Public Authorities and Other...............          22
                                                 --------
    Gas sales billed.........................      31,726
  Net change in unbilled gas sales...........         286
                                                 --------
    Total gas sales..........................      32,012
                                                 ========

Weather:
  Degree days (b)............................       5,273
  Percent of 10-year measure (c).............        105%
  Percent of 30-year measure (c).............        102%

Gas transported in MMcf......................       7,399

-----------------------
(a) PG Energy was acquired on November 4, 1999.  See Acquisitions.
(b) "Degree days" are a measure of the coldness of the weather experienced. A degree day is equivalent to each degree that the daily mean temperature for a day falls below 65 degrees Fahrenheit.
(c) Information with respect to weather conditions is provided by the National Oceanic and Atmospheric Administration. Percentages of 10- and 30-year measure are computed based on the weighted average volumes of gas sales billed. The 10- and 30-year measure is used for consistent external reporting purposes. Measures of normal weather used by the Company's regulatory authorities to set rates vary by jurisdiction. Periods used to measure normal weather for regulatory purposes range from 10 years to 30 years.
(d) Information for Fall River Gas and ProvEnergy, acquired September 28, 2000, and Valley Resources, acquired September 20, 2000, is included since October 1, 2000. See Acquisitions.


--------------------------------------------------------------------------------

Customers. The following table shows the number of customers served by the Company, through its divisions, subsidiaries and affiliates, as of the end of its last three fiscal years.

                                              Gas Utility Customers at June 30,
                                              ----------------------------------
                                                 2001        2000        1999
                                              ----------  ----------  ----------

Southern Union Gas:
  Austin and other central and south Texas
    communities.............................     190,696     183,872     175,596
  El Paso and other west Texas communities..     189,134     187,189     182,516
  Galveston and Port Arthur.................      49,292      50,237      50,543
  Panhandle and north Texas communities.....      24,046      24,584      24,728
  Rio Grande Valley communities and Eagle
    Pass....................................      74,641      75,608      75,983
                                              ----------  ----------  ----------
                                                 527,809     521,490     509,366
                                              ----------  ----------  ----------

Missouri Gas Energy:
  Kansas City, Missouri Metropolitan Area...     379,057     379,804     374,020
  St. Joseph, Joplin, Monett and others.....     103,469     104,432     103,052
                                              ----------  ----------  ----------
                                                 482,526     484,236     477,072
                                              ----------  ----------  ----------

PG Energy...................................     155,439     154,399        --

New England Division........................     289,048        --          --

Other (a)...................................      44,103      25,971      24,947
                                              ----------  ----------  ----------

Total.......................................   1,498,925   1,186,096   1,011,385
                                              ==========  ==========  ==========

--------------------------
(a) Includes Mercado, South Florida Natural Gas, Atlantic Gas Corporation, SUPro Energy Services, PG Energy Services, Inc., Valley Propane, ProvEnergy Fuels and a natural gas distribution company serving customers in Piedras Negras, Mexico, in which the Company has a 43% equity ownership, in each case for the year-end in which the Company had such operations or investments.

ITEM 2.  Properties.

See Item 1, Business, for information concerning the general location and characteristics of the important physical properties and assets of the Company.

Southern Union Gas has 8,062 miles of mains, 4,395 miles of service lines and 164 miles of transmission lines. STC and Norteno have 171 miles and 7 miles, respectively, of transmission lines. Missouri Gas Energy has 7,767 miles of mains, 4,776 miles of service lines and 47 miles of transmission lines. PG Energy has 2,484 miles of mains, 1,472 miles of service lines and 29 miles of transmission lines. New England has 3,613 miles of mains and 3,178 miles of service lines. SFNG has 143 miles of mains and 85 miles of service lines. The Company considers its systems to be in good condition and well-maintained, and it has continuing replacement programs based on historical per formance and system surveillance.

Power Corp. retains ownership of two electric power plants which share a site in Archbald, Pennsylvania. Power Corp. acquired the first plant, a 25-megawatt cogeneration facility fueled by a combination of natural gas and methane, in November 1997. During fiscal year 2001 Power Corp. constructed an additional 45-megawatt, natural gas-fired plant in a joint venture with Cayuga Energy. Power Corp. owns 49.9% of the second plant which is now in service and selling electricity to the broad mid-Atlantic market of Pennsylvania, New Jersey, Maryland, Delaware and the District of Columbia.

ITEM 3.  Legal Proceedings.

See Commitments and Contingencies in the Notes to Consolidated Financial Statements for a discussion of the Company's legal proceedings. See MD&A -- Cautionary Statement Regarding Forward-Looking Information.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders of Southern Union during the quarter ended June 30, 2001.

--------------------------------------------------------------------------------

                                     PART II


ITEM 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters.

                               Market Information

Southern Union's common stock is traded on the New York Stock Exchange under the symbol "SUG". The high and low sales prices (adjusted for any stock dividends and stock splits) for shares of Southern Union common stock since July 1, 1999 are set forth below:

                                                                     $/Share
                                                                  --------------
                                                                   High    Low
                                                                  ------  ------

  July 1 to September 19, 2001.................................   $24.18  $17.81

(Quarter Ended)
  June 30, 2001................................................    21.35   16.71
  March 31, 2001...............................................    25.12   18.10
  December 31, 2000.............................................   26.61   16.19
  September 30, 2000............................................   19.76   15.24

(Quarter Ended)
  June 30, 2000.................................................   16.44   13.72
  March 31, 2000................................................   17.29   12.02
  December 31, 1999.............................................   19.05   15.82
  September 30, 1999............................................   19.67   16.33

                                     Holders

As of September 19, 2001, there were 7,724 holders of record of Southern Union's common stock and 53,824,027 shares of Southern Union's common stock outstanding. The holders of record do not include persons whose shares are held of record by a bank, brokerage house or clearing agency, but does include any such bank, brokerage house or clearing agency that is a holder of record.

On August 31, 2001 36,618,220 shares of Southern Union's common stock were held by non-affiliates (i.e., not beneficially held by directors, executive officers, their immediate family members, or holders of 10% or more of shares outstanding).

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

Southern Union has a policy of reinvesting its earnings in its businesses, rather than paying cash dividends. Since 1994, Southern Union has distributed an annual stock dividend of 5%. There have been no cash dividends on its common stock during this period. On August 30, 2001, June 30, 2000, August 6, 1999 and December 9, 1998, the Company distributed its annual 5% common stock dividend to stockholders of record on August 16, 2001, June 19, 2000, July 23, 1999 and November 23, 1998, respectively. A portion of each of the 5% stock dividends distributed on August 30, 2001, June 30, 2000, August 6, 1999 and December 9, 1998 was characterized as a distribution of capital due to the level of the Company's retained earnings available for distribution as of the declaration date.


--------------------------------------------------------------------------------

ITEM 6.  Selected Financial Data.

                                  As of and for the year ended June 30,
                          ------------------------------------------------------
                            2001(a)    2000(b)     1999      1998(c)     1997
                          ---------- ---------- ---------- ---------- ----------
                             (dollars in thousands, except per share amounts)

Total operating
 revenues................ $1,932,813 $  831,704 $  605,231 $  669,304 $  717,031
Earnings from continuing
 operations (d)..........     57,285      9,845     10,445     12,229     19,032
Earnings per common and
 common share equiva-
 lents (e)...............       1.04        .21        .29        .35        .56
Total assets.............  2,896,871  2,021,460  1,087,348  1,047,764    990,403
Common stockholders'
 equity..................    721,857    735,455    301,058    296,834    267,462
Short-term debt and capi-
 tal lease obligation....      5,913      2,193      2,066      1,777        687
Long-term debt and capi-
 tal lease obligation,
 excluding current
 portion.................  1,329,631    733,774    390,931    406,407    386,157
Company-obligated manda-
 torily redeemable pre-
 ferred securities of
 subsidiary trust........    100,000    100,000    100,000    100,000    100,000

Average customers served.  1,506,371  1,132,699    998,476    979,186    955,838

---------------------
(a) The New England Operations, formed through the acquisition of Providence Energy Corporation and Fall River Gas Company on September 28, 2000, and Valley Resources, Inc. on September 20, 2000, were accounted for as a purchase and are included in the Company's consolidated balance sheet at June 30, 2001. The results of operations for the New England Operations have been included in the Company's consolidated results of operations since their respective acquisition dates. For these reasons, the consolidated results of operations of the Company for the periods subsequent to the acquisitions are not comparable to the same periods in prior years.
(b) The Pennsylvania Operations were acquired on November 4, 1999 and were accounted for as a purchase. The Pennsylvania Operations' assets were included in the Company's consolidated balance sheet at June 30, 2000 and its results of operations have been included in the Company's consolidated results of operations since November 4, 1999. For these reasons, the consolidated results of operations of the Company for the periods subsequent to the acquisition are not comparable to the same periods in prior years.
(c) On December 31, 1997, Southern Union acquired Atlantic for 755,650 pre-split and pre-stock dividend shares of common stock valued at $18,041,000 and cash of $4,436,000.
(d) As of June 30, 1998, Missouri Gas Energy wrote off $8,163,000 pre-tax in previously recorded regulatory assets as a result of announced rate orders and court rulings.
(e) Earnings per share for all periods presented were computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year adjusted for (i) the 5% stock dividends distributed on August 30, 2001, June 30, 2000, August 6, 1999, December 9, 1998 and December 10, 1997, and (ii) the 50% stock dividend distributed on July 13, 1998.


--------------------------------------------------------------------------------

ITEM 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Overview Southern Union Company's core business is the distribution of natural gas as a public utility through: Southern Union Gas; Missouri Gas Energy; PG Energy; Atlantic Utilities, doing business as South Florida Natural Gas (SFNG); and, effective with the September 2000 acquisitions of Providence Energy Corporation, Valley Resources, Inc. and Fall River Gas Company, its New England Division. Southern Union Gas serves 535,000 customers in Texas (including Austin, Brownsville, El Paso, Galveston, Harlingen, McAllen and Port Arthur). Missouri Gas Energy serves 498,000 customers in central and western Missouri (including Kansas City, St. Joseph, Joplin and Monett). PG Energy serves 156,000 customers in northeastern and central Pennsylvania (including Wilkes-Barre, Scranton and Williamsport). SFNG serves 4,600 customers in portions of central Florida (including New Smyrna Beach, Edgewater and areas of Volusia County, Florida). The New England Division serves approximately 292,000 customers in Rhode Island and Massachusetts (including Providence, Newport and Cumberland, Rhode Island, and Fall River, North Attleboro and Somerset, Massachusetts).

On September 28, 2000, Southern Union completed the acquisition of Providence Energy Corporation (ProvEnergy) for approximately $270,000,000 in cash plus the assumption of approximately $90,000,000 in long-term debt. The ProvEnergy natural gas distribution operations are Providence Gas and North Attleboro Gas, which collectively serve approximately 177,000 natural gas customers. Providence Gas serves natural gas customers in Providence and Newport, Rhode Island, and 23 other cities and towns in Rhode Island. North Attleboro Gas serves customers in North Attleboro and Plainville, Massachusetts, towns adjacent to the northeastern Rhode Island border. Sub sidiaries of the Company acquired in the ProvEnergy merger include ProvEnergy Oil Enterprises, Inc. (ProvEnergy Oil), and ProvEnergy Power Company, LLC. ProvEnergy Oil, which operated a fuel oil distribution business through its subsidiary, ProvEnergy Fuels, Inc. (ProvEnergy Fuels) for residential and commercial customers in Rhode Island and Massachusetts, was sold for $15,800,000 in August 2001. No gain or loss was recognized on this transaction. ProvEnergy Power Company owns 50% of Capital Center Energy Company, LLC., a joint venture formed between ProvEnergy and ERI Services, Inc. to provide retail power.

On September 28, 2000, Southern Union completed the acquisition of Fall River Gas Company (Fall River Gas) for approximately 1,400,000 shares (before adjustment for any subsequent stock dividend) of Southern Union common stock and approximately $27,000,000 in cash plus assumption of approximately $20,000,000 in long-term debt. Fall River Gas serves approximately 49,000 customers in the city of Fall River and the towns of Somerset, Swansea and Westport, all located in southeastern Massachusetts. Also acquired in the Fall River Gas merger was Fall River Gas Appliance Company, Inc., which rents water heaters and conversion burners (primarily for residential use) in Fall River Gas' service area.

On September 20, 2000, Southern Union completed the acquisition of Valley Resources, Inc. (Valley Resources) for approximately $125,000,000 in cash plus the assumption of approximately $30,000,000 in long-term debt. Valley Resources natural gas distribution operations are Valley Gas Company and Bristol and Warren Gas Company, which collectively serve approximately 66,000 natural gas customers. Valley Resources' three non-utility subsidiaries acquired in the merger include Valley Propane Inc. (Valley Propane), Morris Merchants Inc. (Morris Merchants) and Valley Appliance and Merchandising Company (VAMCO). Valley Propane sells liquid propane to 2,800 customers in Rhode Island and nearby Massachusetts. Morris Merchants serves as a manufacturers' representative agency for franchised plumbing and heating contract supplies throughout New England and New York. VAMCO merchandises and rents natural gas burning appliances, offers appliance service contract programs, sells water filtration systems and provides construction management services for natural gas-related projects. Also acquired in the acquisition was Valley Resources' 90% interest (which is now 100%) in Alternate Energy Corporation, which sells, installs and designs natural gas conversion systems and facilities, is an authorized representative of the ONSI Corporation fuel cell, holds patents for a natural gas/diesel co-firing system and for a device to control the flow of fuel on dual-fuel equipment.

The assets of ProvEnergy, Fall River Gas and Valley Resources (hereafter referred to as the Company's New England Operations) have been included in the consolidated balance sheet of the Company at June 30, 2001 and the results of operations from the New England Operations have been included in the statement of consolidated operations since their respective acquisition dates. Thus, the results of operations for the year ended June 30, 2001 are not comparable to prior periods. The New England Operations' primary business is the distribution of natural gas through its public utility companies (collectively referred to as the New England Division). The acquisitions were

--------------------------------------------------------------------------------
accounted for using the purchase method. The Company plans to sell or dispose of certain non-core businesses acquired in the New England Operations.

On November 4, 1999, the Company acquired Pennsylvania Enterprises, Inc. (hereafter referred to as the Pennsyl vania Operations) in a transaction valued at approximately $500,000,000, including assumption of long-term debt of approximately $115,000,000. The Company issued approximately 16,700,000 shares (before adjustment for any subsequent stock dividends) of common stock and paid approximately $36,000,000 in cash to complete the transaction. The income from the Pennsylvania Operations have been included in the statement of consolidated operations since November 4, 1999. Thus, the results of operations for the year ended June 30, 2000 are not comparable to prior periods. The acquisition was accounted for using the purchase method.

The Pennsylvania Operations natural gas utility businesses are being operated as the PG Energy division of the Company. Through the acquisition of the Pennsylvania Operations the Company acquired and now operates PG Energy Services Inc., (Energy Services) and PEI Power Corporation (PEI Power). Through Energy Services, the Company supplies propane and offers the inspection, maintenance and servicing of residential and small commercial gas-fired equipment. Through PEI Power, an exempt wholesale generator (within the meaning of the Public Utility Holding Company Act of 1935), the Company provides electricity services to the broad mid-Atlantic market of Pennsylvania, New Jersey, Maryland, Delaware and the District of Columbia. In July 2001, the commercial and industrial gas marketing contracts of Energy Services were sold for approximately $5,000,000, resulting in a pre-tax gain of $4,600,000. The Company also plans to sell or dispose of propane operations of Energy Services, which are not material to the Company. The Company has not yet sold these operations and there can be no assurance that a sale on terms satisfactory to the Company will be completed.

                              Results of Operations

Net Earnings Southern Union Company's 2001 (fiscal year ended June 30) net earnings were $57,285,000 ($1.04 per common share, diluted for outstanding options and warrants -- hereafter referred to as per share), compared with $9,845,000 ($.21 per share) in 2000. Net earnings for the year ended June 30, 2001 were positively impacted by the sale of a portion of Southern Union's holdings in Capstone Turbine Corporation realizing after-tax gains of $43,726,000. Net earnings in 2001 also reflect the acquisition of the New England Operations which contributed $6,074,000 in net earnings. While operating margin benefited from weather that was 36% colder than 2000, pur chased gas costs increased over 90% in 2001 compared with the prior year resulting in an increase in bad debt expense of $16,642,000, net of tax. Average common and common share equivalents outstanding increased 15% in 2001 due to the issuance of 1,370,629 shares and 16,713,735 shares, before adjustment for any subsequent stock dividends, of the Company's common stock in connection with the acquisition of Fall River Gas and the Pennsylvania Operations, respectively. The Company earned 8.8% on average common equity in 2001.

The Company's 2000 net earnings were $9,845,000 ($.21 per share), compared with $10,445,000 ($.29 per share) in 1999. The acquisition of the Pennsylvania Operations, net of interest expense on $300,000,000 of 8.25% Senior Notes issued on November 3, 1999, contributed $4,266,000 in net earnings. Throughout fiscal year 2000, the Company experienced extremely warm winter weather in all of its service territories. In addition, the Company expended costs associated with unsuccessful acquisition activities and related litigation. Also, during fiscal year 2000, the Company incurred non-cash losses of $1,207,000, net of tax from unauthorized financial derivative energy trading activity. This was partially offset by an increase in the average number of customers served. Though weather in the Southern Union Gas service territories during 2000 was 4% warmer than 1999, gas sales volumes in the corresponding period remained constant due to an increase of 11,000 average number of customers served. In the Missouri service territories weather was 6% warmer during 2000 than 1999 and gas sales volumes in the corresponding period decreased 5%. An increase of 8,000 average number of customers served in Missouri partially offset the decrease in gas sales volumes in 2000. During fiscal years 2000 and 1999, the Company incurred pre-tax costs of $10,363,000 and $3,839,000, respectively, related to an unsuccessful acquisition effort and related litigation, impacting per share earnings by $.12 and $.06, respectively. Average common and common share equivalents out standing increased 33% in 2000 due to the issuance of 16,713,735 pre-stock dividend shares of the Company's common stock on November 4, 1999 in connection with the acquisition of the Pennsylvania Operations. The Company earned 1.9% and 3.5% on average common equity in 2000 and 1999, respectively.

Operating Revenues Operating revenues in 2001 increased $1,101,109,000, or 132%, to $1,932,813,000 while gas purchase and other energy costs increased $877,052,000, or 176%, to $1,374,750,000.

--------------------------------------------------------------------------------

The increase in both operating revenues and gas purchase and other energy costs between periods was primarily due to a 47% increase in gas sales volumes to 176,654 MMcf in 2001 from 119,778 MMcf in 2000 and by a 90% increase in the average cost of gas from $3.67 per Mcf in 2000 to $6.98 per Mcf in 2001. The increase in the average cost of gas is due to increases in average spot market gas prices throughout the Company's distribution system as a result of seasonal impacts on demands for natural gas as well as the current competitive pricing occurring within the entire energy industry. The New England Operations contributed $429,074,000 to the overall increase in operating revenues, $270,599,000 in gas purchase and other energy costs and 32,012 MMcf of the increase in gas sales volume. The Pennsylvania Operations generated a net increase from 2000 to 2001 of $155,093,000 in operating revenues, $135,766,000 in gas purchase and other energy costs, and 5,557 MMcf of the increase in gas sales volume. Additionally impacting operating revenues in 2001 was a $33,905,000 increase in gross receipt taxes primarily due to an increase in gas purchase and other energy costs in the Texas and Missouri service territories in 2001 as compared to 2000 as well as the acquisition of the New England Operations. Gross receipt taxes are levied on sales revenues billed to the customers and remitted to the various taxing authorities. The remaining increase in operating revenues, gas purchase and other energy costs, and gas sales volume resulted principally from the colder-than-normal weather in the Texas and Missouri service territories in 2001 as compared to the unusually mild temperatures in 2000.

Gas purchase costs generally do not directly affect earnings since these costs are passed on to customers pursuant to purchase gas adjustment (PGA) clauses. Accordingly, while changes in the cost of gas may cause the Company's operating revenues to fluctuate, operating margin is generally not affected by increases or decreases in the cost of gas. Increases in gas purchase costs indirectly affect earnings as the customer's bill increases, usually resulting in increased bad debt and collection costs being recorded by the Company.

Gas transportation volumes in 2001 increased 13,489 MMcf to 90,504 MMcf at an average transportation rate per Mcf of $.50 compared with $.43 in 2000. The New England Division contributed an increase of 7,399 MMcf, while PG Energy experienced a net increase of 6,027 MMcf in 2001.

Operating revenues in 2000 compared with 1999 increased $226,473,000, or 37%, to $831,704,000, while gas purchase and other energy costs increased $155,397,000, or 45%, to $497,698,000.

The increase in both operating revenues and gas purchase and other energy costs was primarily due to a 14% increase in gas sales volumes from 105,156 MMcf in 1999 to 119,778 MMcf in 2000 and by a 14% increase in the average cost of gas from $3.23 per Mcf in 1999 to $3.67 per Mcf in 2000. The acquisition of PG Energy contributed 19,913 MMcf of the increase while the remaining operations of the Company resulted in a gas sales volume decrease of 5,291 MMcf. The increase in the average cost of gas was due to increases in average spot market gas prices resulting from seasonal impacts on demands as noted above. Also impacting operating revenues in 2000 was a $2,862,000 increase in gross receipt taxes primarily due to the acquisition of the Pennsylvania Operations. Operating revenues in 2000 compared with 1999 were also impacted by a $2,900,000 decrease in revenues from the gas supply incentive plan approved by the MPSC in July, 1996. Under the plan, Southern Union and its Missouri customers shared in certain savings below benchmark levels of gas costs incurred as a result of the Company's gas procurement activities. Operating revenues were marginally impacted by the $13,300,000 annual increase to revenues granted to Missouri Gas Energy, effective as of September 2, 1998, as this rate increase is primarily earned volumetrically and therefore was negatively impacted by the warmer-than-normal weather in both 2000 and 1999.

Gas transportation volumes in 2000 increased 21,323 MMcf to 77,015 MMcf at an average transportation rate per Mcf of $.43 compared with $.36 in 1999. PG Energy contributed 19,403 MMcf of the increase in 2000. Transporta tion volumes at Missouri Gas Energy in 2000 were relatively flat and increased from 23,918 MMcf to 25,969 MMcf in 2000 for Southern Union Gas and the Company's pipeline subsidiaries. This increase was primarily due to a 15% increase, or 990 MMcf, in the amount of volumes transported into Mexico by Norteno Pipeline Company (Norteno), a subsidiary of the Company.


--------------------------------------------------------------------------------

Operating Margin Operating margin in 2001 (operating revenues less gas purchase and other energy costs and revenue-related taxes) increased by $190,152,000, compared with an increase of $68,214,000, in 2000. Operating margins and earnings are primarily dependent upon gas sales volumes, gas service rates, and the timing of the acquisition of the New England Operations and Pennsylvania Operations. The level of gas sales volumes is sensitive to the variability of the weather. Sales volumes, which were negatively impacted by unusually mild temperatures throughout fiscal years 2000 and 1999, benefited from colder weather during 2001. If normal weather had been present throughout the Company's service territories in 2000 and 1999, operating margin would have increased by approximately $21,214,000 and $20,334,000, respectively. Texas, Missouri and Pennsylvania accounted for 21%, 29% and 18%, respectively, of the Company's operating margin in 2001 and 32%, 42% and 23%, respectively, in 2000. New England accounted for 30% of the Company's operating margin in 2001.

Weather Weather in the Missouri Gas Energy service territories in 2001 was 106% of a 30-year measure, 33% colder than in 2000. Weather in the Southern Union Gas service territories in 2001 was 112% of a 30-year measure, 58% colder than in 2000. About half of the customers served by Southern Union Gas are weather normalized. Weather in the PG Energy service territories in 2001 was 105% of a 30-year measure, 14% colder than for the eight months ended June 30, 2000. Weather in the New England service territories was 102% of a 30-year measure for the nine months ended June 30, 2001.

Weather in Missouri in 2000 was 80% of a 30-year measure, 6% warmer than in 1999. Weather in Texas in 2000 was 71% of a 30-year measure, 4% warmer than in 1999. Weather in the PG Energy service territories was 92% of a 30-year measure for the eight months ended June 30, 2000.

Customers The average number of customers served in 2001, 2000 and 1999 was 1,506,371, 1,132,699 and 998,476, respectively. These customer totals exclude Southern Union's 43% equity ownership in a natural gas distribution company in Piedras Negras, Mexico which currently serves 25,000 customers. Southern Union Gas served 526,917 customers in Texas during 2001. Missouri Gas Energy served 489,023 customers in central and western Missouri. PG Energy served 155,322 customers in northeastern and central Pennsylvania, and the New England Division served 289,598 customers in Rhode Island and Massachusetts during the nine months ended June 30, 2001. SFNG and Atlantic Gas Corporation, a propane subsidiary of the Company, served 4,385 and 764 customers, respectively, during 2001. SUPro Energy Company (SUPro), a subsidiary of the Company, served 8,836 propane customers while PG Energy Services, Inc. (Energy Services), a subsidiary of the Company, served 14,990 electric, propane and natural gas customers during 2001. In Rhode Island and Massachusetts, Valley Propane, Inc. (Valley Propane), a subsidiary of the Company, served 2,800 propane customers while ProvEnergy Fuels, Inc. (ProvEnergy Fuels), a fuel oil subsidiary of the Company, served 14,000 customers during the nine months ended June 30, 2001.

Operating Expenses Operating, maintenance and general expenses in 2001 increased $102,967,000, or 75%, to $239,554,000. Increases of $65,878,000 and $12,737,000
were the result of the acquisitions of the New England Operations and the Pennsylvania Operations, respectively. An increase in bad debt expense in the Texas and Missouri service territories of $18,294,000 resulted from an increase in delinquent customer receivables as a result of higher gas prices and colder weather. Also impacting operating expenses were increases in employee payroll and benefit costs.

Depreciation and amortization expense in 2001 increased $31,845,000 to $86,985,000. The increase was primarily due to the New England Operations and the Pennsylvania Operations, respectively, and normal growth in plant. Taxes other than on income and revenues, principally consisting of property, payroll and state franchise taxes increased $12,591,000 to $29,860,000 in 2001. The increase was also primarily the result of the acquisition of the New England Operations. See Other Matters -- Accounting Pronouncements.

Operating, maintenance and general expenses in 2000 increased $26,894,000, or 25%, to $136,587,000. An increase of $23,804,000 was the result of the acquisition of the Pennsylvania Operations. Increased expenses associated with increased bad debt expense and inventory write-downs for SUPro, as well as increases in Company employee benefit costs also contributed to the increase in 2000.


--------------------------------------------------------------------------------

Depreciation and amortization expense in 2000 increased $13,285,000 to $55,140,000 as a result of the acquisition of the Pennsylvania Operations and normal growth in plant. Taxes other than on income and revenues, principally consisting of property, payroll and state franchise taxes increased $2,768,000 to $17,269,000 in 2000. The increase was primarily the result of the acquisition of the Pennsylvania Operations. See Other Matters -- Accounting Pronouncements.

Employees The Company employed 3,092, 2,285 and 1,554 individuals as of June 30, 2001, 2000 and 1999, respectively. After gas purchases and taxes, employee costs and related benefits are the Company's most significant expense. Such expense includes salaries, payroll and related taxes and employee benefits such as health, savings, retirement and educational assistance.

In August 2001, the Company announced implementation of a corporate reorganization and restructuring which was initially announced in July 2001 as part of a Cash Flow Improvement Plan. See Corporate Restructuring. Actions taken included: (i) the offering of voluntary Early Retirement Programs ("ERPs") in certain of its operating divisions and (ii) a limited reduction in force ("RIF") within its corporate division. ERPs, providing for increased benefits for those electing retirement, were offered to approximately 400 eligible employees across the Company's operating divisions. In connection with the RIF, 48 employees were offered severance packages.

During fiscal 2001, the Company agreed to three-year contracts with two bargaining units representing Pennsylvania employees, which were effective in April 2001and August 2000, respectively. In December 1998, the Company agreed to five-year contracts with each of the bargaining units representing Missouri employees, which were effective in May 1999.

Interest Expense and Dividends on Preferred Securities Total interest expense in 2001 increased by $52,027,000, or 101%, to $103,519,000. Interest expense on long-term debt and capital leases increased by $46,725,000 in 2001 primarily due to a $485,000,000 bank note (the Term Note) entered into by the Company for the acquisition of the New England Operations, the issuance of $300,000,000 of 8.25% Senior Notes on November 3, 1999 (8.25% Senior Notes) for the acquisition of the Pennsylvania Operations and the assumption of debt by the Company from the New England Operations and Pennsylvania Operations. The Company entered into the Term Note on August 28, 2000 to (i) fund the cash consideration paid to stockholders of Fall River Gas, ProvEnergy and Valley Resources, (ii) refinance and repay long- and short-term debt assumed in the New England Operations, and
(iii) acquisition costs of the New England Operations. The Company also assumed $113,321,000 in long-term debt of the New England Operations. The 8.25% Senior Notes were issued to fund the acquisition of Pennsylvania Enterprises, Inc. and to extinguish $135,000,000 in existing debt of the Pennsylvania Operations. The Company also assumed $45,000,000 in long-term debt of the Pennsylvania Operations which was not refinanced or extinguished with the Term Note or the 8.25% Senior Notes.
                                                                        .
Interest expense on short-term debt in 2001 increased $6,647,000 to $7,913,000 primarily due to the increase in the average short-term debt outstanding by $102,827,000 to $123,829,000. An increase in the average outstanding balance of short-term credit facilities reflects the higher cost of gas and the expansion of the Company's operations into Rhode Island and Massachusetts with the acquisition of the New England Operations during the current fiscal year. Draws on short-term debt also arise as Southern Union is required to make payments to natural gas suppliers in advance of the receipt of cash payments from the Company's customers. The average rate of interest on short- term debt increased from 6% in 2000 to 6.4% in 2001.

Total interest expense in 2000 increased by $15,493,000, or 43%, to $51,492,000. Interest expense on long-term debt and capital leases increased by $17,736,000 in 2000 primarily due to the issuance of the 8.25% Senior Notes for the acquisition of the Pennsylvania Operations.

Interest expense on short-term debt in 2000 decreased $284,000 to $1,266,000 primarily due to the decrease in the average short-term debt outstanding by $6,472,000 to $21,002,000. The average rate of interest on short-term debt increased from 5.6% in 1999 to 6% in 2000.

Other Income (Expense), Net Other income, net, in 2001 was $76,819,000, compared to other expense, net of $9,708,000 in 2000. Other income in 2001 includes realized gains on the sale of a portion of Southern Union's holdings in Capstone Turbine Corporation of $74,582,000, a $13,532,000 gain on the sale of non-core real estate

--------------------------------------------------------------------------------
and interest and dividend income of $7,643,000. These items were offset by $12,855,000 of legal costs associated with ongoing litigation associated with the unsuccessful acquisition of Southwest Gas Corporation (Southwest) and $5,684,000 of non-cash trading losses. See Quantitative and Qualitative Disclosure About Market Risk for further discussion of these non-cash trading losses.

Other expense in 2000 included $10,363,000 of costs associated with the aforementioned unsuccessful acquisition efforts and related litigation and $2,236,000 of non-cash trading losses. These items were offset by net rental income of Lavaca Realty Company (Lavaca Realty) of $1,757,000.

Other expense in 1999 included $3,839,000 of costs associated with various acquisition efforts and a net expense of $619,000 related to the amortization and current deferral of interest and other expenses associated with the Missouri Gas Energy Safety Program. These items were offset by net rental income of Lavaca Realty of $1,448,000 and equity earnings of $609,000 from Southern Union's 43% equity ownership of a natural gas distribution company in Piedras Negras, Mexico.

Federal and State Income Taxes Federal and state income tax expense in 2001, 2000 and 1999 was $40,000,000, $9,589,000 and $7,109,000, respectively. The
Company's consolidated federal and state effective income tax rate was 41%, 49% and 40% in 2001, 2000 and 1999, respectively. The fluctuation in the effective federal and state income tax rate is a result of non-tax deductible amortization of additional purchase cost along with the level of pre- tax earnings.

                         Liquidity and Capital Resources

Operating Activities The seasonal nature of Southern Union's business results in a high level of cash flow needs to finance gas purchases and other energy costs, outstanding customer accounts receivable and certain tax pay ments. To provide these funds, as well as funds for its continuing construction and maintenance programs, the Com pany has historically used its credit facilities along with internally-generated funds. Because of available short-term credit and the ability to obtain various market financing, management believes it has adequate financial flexibility to meet its cash needs.

The Company has increased the scale of its operations and the size of its customer base by pursuing and consum mating business combination transactions. On September 20, 2000, the Company acquired Valley Resources, on September 28, 2000, the Company acquired both Fall River Gas and ProvEnergy, and on November 4, 1999, the Company acquired the Pennsylvania Operations. See Business -- Acquisitions. Acquisitions require substantial increase in expenditures which may need to be financed through cash flow from operations or future debt and equity offerings. The availability and terms of any such financing sources will depend upon various factors and conditions such as the Company's combined cash flow and earnings, the Company's resulting capital structure, and conditions in financial markets at the time of such offerings. Acquisitions and financings also affect the Company's combined results due to factors such as the Company's ability to realize any anticipated benefits from the acquisitions, successful integration of new and different operations and businesses, and effects of different regional economic and weather conditions. Future acquisitions or merger-related refinancing may involve the issuance of shares of the Company's common stock, which could have a dilutive effect on the then-current stockholders of the Company. See Other Matters -- Cautionary Statement Regarding Forward-Looking Information.

Cash flows from operating activities before changes in operating assets and liabilities for 2001 were $123,260,000 compared with $74,050,000 and $65,069,000 for 2000 and 1999, respectively. After changes in operating assets and liabilities, cash flows used in operating activities was $135,177,000 in 2001. Cash flow from operating activities was $70,522,000 and $76,583,000 for 2000 and 1999, respectively. Changes in operating assets and liabilities used cash of $258,437,000 in 2001 compared with $3,528,000 in 2000. Changes in operating assets and liabilities provided cash of $11,784,000 in 1999. The current year changes in operating assets and liabilities reflect an increase in gas sales volumes coupled with an increase in the average cost of gas resulting in a higher level of accounts receivable. Operating activities were also impacted by the timing of acquisitions and the timing of natural gas purchases stored in inventory by Missouri Gas Energy, PG Energy and the New England Operations.

At June 30, 2001, 2000 and 1999, the Company's primary source of liquidity included borrowings available under the Company's credit facilities. A balance of $190,600,000 and nil was outstanding under the credit facilities at June 30, 2001 and 2000, respectively. In May, 2001, the Company amended and restated these credit facilities. As of August 31, 2001 there was a balance of $211,800,000 outstanding under these credit facilities.


--------------------------------------------------------------------------------

Investing Activities Cash flow used in investing activities in 2001 increased $292,152,000 to $446,675,000 and increased by $73,314,000 to $154,523,000 in
2000. Investing activity cash flow was primarily affected by additions to property, plant and equipment, acquisition and sales of operations, sales and purchases of investment securities and the sale of non-core real estate.

During 2001, 2000 and 1999, the Company expended $123,776,000, $100,446,000 and
$73,147,000, respectively, for capital expenditures excluding acquisitions. These expenditures primarily related to distribution system replace ment and expansion. Included in these capital expenditures were $14,040,000, $14,286,000 and $17,951,000 for the Missouri Gas Energy Safety Program in 2001, 2000 and 1999, respectively. This program is anticipated to be completed by fiscal year 2020. Cash flow from operations has historically been utilized to finance capital expenditures and is expected to be the primary source for future capital expenditures.

In September 2000, Southern Union acquired the New England Operations for 1,370,629 pre-stock dividend shares of Southern Union common stock and $414,497,000 in cash. On December 15, 2000, the Company sold its Austin, Texas headquarters building, Lavaca Plaza, for $20,638,000, resulting in a pre-tax gain of $13,532,000. On June 8, 2001, the disposal of a former subsidiary of the Pennsylvania Operations generated proceeds of $3,300,000 and a pre-tax gain of $707,000.

On November 4, 1999, Southern Union acquired the Pennsylvania Operations for 16,713,735 pre-stock dividend shares of common stock and $36,152,000 in cash. On the date of acquisition, Pennsylvania Operations had $576,000 in cash and cash equivalents. In January 2000, a former subsidiary of the Pennsylvania Operations was sold for $12,150,000. No gain or loss was recognized on this transaction.

During 2001, the Company realized proceeds and a net gain on the sale of investment securities in Capstone Turbine Corporation (Capstone) of $84,762,000 and $74,582,000, respectively. As of August 31, 2001, the fair value of the Company's remaining investment in Capstone was $6,652,000. Subject to market conditions, the Company expects to monetize its remaining investment. The Company intends to use the proceeds from such sales to reduce outstanding debt. During 2001, 2000 and 1999, the Company purchased investment securities of $12,495,000, $21,001,000 and $7,000,000, respectively.

The Company completed the installation of an AMR system at Missouri Gas Energy during the first quarter of fiscal year 1999. The installation of the AMR system involved an investment of approximately $30,000,000 which is accounted for as a capital lease obligation. As of June 30, 2001, the capital lease obligation outstanding was $23,200,000.

Financing Activities Cash flow from financing activities was $555,242,000, $111,830,000 and $4,356,000 in 2001, 2000 and 1999, respectively. Financing activity cash flow changes were primarily due to the net impact of acquisition financing, repayment of debt, net activity under the revolving credit facilities, purchase of treasury stock and changes in cash overdrafts. As a result of these financing transactions, the Company's total debt to total capital ratio at June 30, 2001 was 61.8%, compared with 46.8% and 49.0% at June 30, 2000 and 1999, respectively. The Company's effective debt cost rate under the current debt structure is 7.98% (which includes interest and the amortization of debt issuance costs and redemption premiums on refinanced debt).

In connection with the acquisition of the New England Operations, the Company entered into a $535,000,000 Term Note on August 28, 2000 to fund (i) the cash portion of the consideration to be paid to Fall River Gas' stockholders; (ii) the all cash consideration to be paid to the ProvEnergy and Valley Resources stockholders, (iii) repayment of approximately $50,000,000 of long- and short-term debt assumed in the New England mergers, and (iv) related acquisition costs. As of June 30, 2001, a balance of $485,000,000 was outstanding on this Term Note. The Term Note, which initially expired on August 27, 2001, has been extended through August 26, 2002. No additional draws can be made on the Term Note. The interest rate on borrowings under the Term Note is a floating rate based on LIBOR or prime interest rates. See Quantitative and Qualitative Disclosures About Market Risk.

Concurrent with the acquisition of the Pennsylvania Operations, the Company issued $300,000,000 of 8.25% Senior Notes due 2029 which were used to: (i) fund the cash portion of the consideration to be paid to the Pennsylvania Operations shareholders; (ii) refinance and repay certain debt of Pennsylvania Operations, and (iii) repay outstanding borrowings under the Company's various credit facilities. These senior notes are senior unsecured obligations and will rank equally in right of payment with each other and with the Company's other unsecured and unsubordinated

--------------------------------------------------------------------------------
obligations, including the 7.60% Senior Notes due 2024. In connection with the acquisition of the Pennsylvania Operations, the Company assumed $30,000,000 of 8.375% Series First Mortgage Bonds due in December 2002 and $15,000,000 of 9.34% Series First Mortgage Bonds due in 2019.

In fiscal year 2002, the Company may choose to refinance some portion or all of the Term Note. Sources of future or alternative financing that the Company may consider include commercial and investment banks, institutional lenders, institutional investors and public securities markets. The availability and terms of any such financing sources will depend upon various factors and conditions such as the Company's combined cash flow and earnings, the Company's resulting capital structure, and conditions in financial markets at the time of such offerings. Acquisitions and financing will also affect the Company's combined results due to factors such as the Company's ability to realize any anticipated benefits from the mergers and any other acquisitions, successful integration of new and different operations and businesses, and effects of different regional economic and weather conditions. See Other Matters -- Cautionary Statement Regarding Forward-Looking Information.

In June 1999, the Company repurchased $20,000,000 of Senior Notes. Depending upon market conditions and available cash balances, the Company may repurchase additional debt securities in the future. See Preferred Securities of Subsidiary Trust and Debt and Capital Lease in the Notes to the Consolidated Financial Statements.

On May 29, 2001, the Company restated and amended its short-term and long-term credit facilities (together referred to as Revolving Credit Facilities). The Company has available $150,000,000 under the short-term facility, which expires May 28, 2002, and $225,000,000 under the long-term facility, which expires on May 29, 2004. The Company has additional availability under uncommitted line of credit facilities (Uncommitted Facilities) with various banks. Borrowings under the facilities are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. The Revolving Credit Facilities are subject to a commitment fee based on the rating of the Senior Notes. As of June 30, 2001, the commitment fee was an annualized 0.14%.

The Company had standby letters of credit outstanding of $2,716,000 at June 30, 2001 and $6,199,000 at June 30, 2000, which guarantee payment of insurance claims and other various commitments.

           Quantitative and Qualitative Disclosures About Market Risk

The Company has long-term debt, Preferred Securities and Revolving Credit Facilities, which subject the Company to the risk of loss associated with movements in market interest rates.

At June 30, 2001, the Company had issued fixed-rate long-term debt, capital lease and Preferred Securities aggregating $950,544,000 in principal amount and having a fair value of $932,667,000. These instruments are fixed- rate and, therefore, do not expose the Company to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $42,320,000 if interest and dividend rates were to decline by 10% from their levels at June 30, 2001. In general, such an increase in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments in the open market prior to their maturity.

The Company's floating-rate obligations aggregated $675,600,000 at June 30, 2001 and primarily consisted of the Term Note entered into by the Company for the acquisition of the New England Operations and amounts borrowed under Revolving Credit Facilities of the Company. The floating-rate obligations under the Term Note and Revolving Credit Facilities expose the Company to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating rates were to increase by 10% from June 30, 2001 levels, the Company's consolidated interest expense would increase by a total of approximately $194,000 each month in which such increase continued.

The risk of an economic loss is reduced at this time as a result of the Company's regulated status. Any unrealized gains or losses are accounted for in accordance with the Financial Accounting Standards Board Accounting for the Effects of Certain Types of Regulation as a regulatory asset/liability because the Company believes that its future contributions which are currently recovered through the rate-making process will be adjusted for these gains and losses.

The change in exposure to loss in earnings and cash flow related to interest rate risk from June 30, 2000 to June 30, 2001 is not material to the Company.

--------------------------------------------------------------------------------

See Preferred Securities of Subsidiary Trust and Debt and Capital Lease in the Notes to the Consolidated Financial Statements.

The Company owns approximately 1.3 million shares of Capstone common stock. This investment is classified as "available for sale" under the Financial Accounting Standards Board Accounting for Certain Investments in Debt and Equity Securities. Unrealized gains and losses resulting from changes in the market value of Capstone are recorded in Other Comprehensive Income. The Capstone investment exposes the Company to losses in the fair value of Capstone common stock. A 10% decline in the market value per share of Capstone common stock from the June 30, 2001 levels would result in an $2,900,000 loss in value to the Company.

In connection with the acquisition of the Pennsylvania Operations, the Company assumed a guaranty with a bank whereby the Company unconditionally guaranteed payment of financing obtained for the development of PEI Power Park. In March 1999, the Borough of Archbald, the County of Lackawanna, and the Valley View School District (together the Taxing Authorities) approved a Tax Incremental Financing Plan (TIF Plan) for the development of PEI Power Park. The TIF Plan requires that: (i) the Redevelopment Authority of Lackawanna County raise $10,600,000 of funds to be used for infrastructure improvements of the PEI Power Park; (ii) the Taxing Authorities create a tax increment district and use the incremental tax revenues generated from new development to service the $10,600,000 debt; and (iii) PEI Power Corporation, a subsidiary of the Company, guarantee the debt service payments. In May 1999, the Redevelopment Authority of Lackawanna County borrowed $10,600,000 from a bank under a promissory note (TIF
Debt). The TIF Debt has a 12-year term, with a 7.75% annual interest rate, and requires semi-annual principal and interest payments of approximately $725,000 (interest only for the first year). As of June 30, 2001, incremental tax revenues cover approximately 17% of the annual debt service. The balance outstanding on the TIF Debt was $9,943,000 as of June 30, 2001.

In accordance with effective adoption of Financial Accounting Standard Board
(FASB), Accounting for Derivative Instruments and Hedging Activities on July 1, 2000 the Company recorded a net-of-tax cumulative-effect gain of $602,000 in earnings to recognize the fair value of the gas derivative contracts at Energy Services that are not designated as hedges. The Company also recorded $826,000 in accumulated other comprehensive income which recognizes the fair value of two interest rate swap derivatives that were designated as cash flow hedges.

During fiscal year 2001, the Company was party to an interest rate swap designed to reduce exposure to changes in the fair value of a fixed rate lease commitment. This interest rate swap, designated as a fair value hedge, was terminated in October 2000 resulting in a pre-tax gain of $182,000 which will be amortized through the remaining term of the underlying lease obligation. The Company also continues to be obligated under three interest rate swaps created to hedge exposure against volatility in interest payments on variable rate debt. At June 30, 2001 the fair value of these interest rate derivatives was a liability of $2,009,000 and is offset by a matching adjustment to other comprehensive income. For the fiscal year ended June 30, 2001 net settlement payments of $1,733,000 were made related to these derivatives and recorded to interest expense. The Company expects to reclassify as interest expense $1,911,000 in derivative losses, net of taxes, from accumulated other comprehensive income as the settlement of swap payments occur over the next twelve months. The maximum term over which the Company is hedging exposures to the variability of cash flows is 28 months.

Subsequent to June 30, 2001, the Company entered three interest rate swaps, in order to take advantage of market interest rate reductions. The first derivative instrument, effective July 5, 2001, carries a notional amount of $100,000,000 and terminates June 30, 2005. The remaining derivative instruments, effective July 23, 2001 and August 1, 2001, carry notional amounts of $300,000,000 and $200,000,000, respectively, and terminate November 15, 2004 and February 1, 2005, respectively. On September 19, 2001, these interest rate swaps were unwound, resulting in a pre-tax gain and cash flow of $17,200,000.

In March 2001, the Company discovered unauthorized financial derivative energy trading activity by a non-regulated, wholly-owned subsidiary. During March 2001 and April 2001, all unauthorized trading activity was closed resulting in a cumulative cash expense of $191,000, net of taxes. The remaining deferred liability of $7,921,000 at June 30, 2001 related to these derivative instruments will be recognized as income in the Consolidated Statement of Operations over the next four years based on the related contracts.

In May 2001, the Company acquired natural gas commodity swap derivatives and collar transactions in order to mitigate price volatility of natural gas passed through to utility customers. The cost of the derivative products and

--------------------------------------------------------------------------------
the settlement of the respective obligations are recorded through the gas purchase adjustment clause as authorized by the applicable regulatory authority and therefore do not impact earnings. The fair value of the contracts are recorded as an adjustment to a regulatory asset/liability in the consolidated financial statements. As of June 30, 2001, the Company owned contracts representing 3,718,840 MMBtu of natural gas at an average strike price of $4.20 per MMBtu. The fair value of the contracts, which expire in May 2002, are included in the consolidated financial statements as a liability and a matching adjustment to deferred cost of gas of $1,701,000.

                                  Other Matters

Corporate Restructuring In August 2001, the Company announced implementation of a corporate reorganization and restructuring which was initially announced in July 2001 as part of a Cash Flow Improvement Plan designed to increase annualized pre-tax cash flow from operations by at least $50 million by the end of fiscal year 2002. Actions taken included (i) the offering of voluntary ERPs in certain of its operating divisions and (ii) a limited RIF within its corporate division. ERPs, providing for increased benefits for those electing retirement, were offered to approxi mately 400 eligible employees across the Company's operating divisions.

In connection with the corporate reorganization and restructuring, Southern Union is decentralizing certain of its corporate management functions and will transfer those functions to its divisions in Texas, Missouri, Pennsylvania and New England. The resulting RIF is limited solely to certain corporate employees in the Company's Austin and Kansas City offices. The resulting organization will have employees transferred to operating divisions and others in shared service positions. Forty-eight employees were offered severance packages.

As a result of actions associated with the corporate reorganization and restructuring described above and the disposal of certain assets, the Company expects an annual cost savings in a range of $35 million to $40 million.

The Company anticipates a one-time charge of between $25 million to $32 million for the quarter ending September 30, 2001. This charge will include costs associated with the ERP and corporate reorganization and restructuring, costs connected with redundant IT systems, and certain other related costs. The size of this charge may be reduced subject to favorable regulatory treatment of the ERP costs in certain operating divisions. The Company expects that most of the restructuring actions will be completed by the end of fiscal 2002.

Foreign Operations On July 23, 1997, Energia Estrella del Sur, S. A. de C. V., a wholly-owned subsidiary of Southern Union Energy International, Inc. and Southern Union International Investments, Inc., both subsidiaries of the Com-pany, acquired an equity ownership in a natural gas distribution company and other operations which currently serves 25,000 customers in Piedras Negras, Mexico, which is across the border from the Company's Eagle Pass, Texas service area. Southern Union currently has a 43% equity ownership in this company. Financial results of foreign operations did not have a significant impact on the Company's financial results during 2001, 2000 and 1999.

Stock Splits and Dividends On August 30, 2001, June 30, 2000, August 6, 1999 and December 9, 1998, Southern Union distributed a 5% common stock dividend to stockholders of record on August 16, 2001, June 19, 2000, July 23, 1999 and November 23, 1998. A portion of each of these 5% stock dividends was characterized as a distribution of capital due to the level of the Company's retained earnings available for distribution as of the declaration date. Unless otherwise stated, all per share data included herein and in the accompanying Consolidated Financial Statements and Notes thereto have been restated to give effect to the stock dividends.

Contingencies The Company is investigating the possibility that the Company or predecessor companies may have been associated with Manufactured Gas Plant (MGP) sites in its former service territories, principally in Arizona and New Mexico, and present service territories in Texas, Missouri, Pennsylvania, Massachusetts and Rhode Island. At the present time, the Company is aware of certain MGP sites in these areas and is investigating those and certain other locations. While the Company's evaluation of these Texas, Missouri, Arizona, New Mexico, Pennsylvania, Massachusetts and Rhode Island MGP sites is in its preliminary stages, it is likely that some compliance costs may be identified and become subject to reasonable quantification. Within the Company's service territories certain MGP sites are currently the subject of governmental actions. See MD&A -- Cautionary Statement Regarding Forward-Looking Information and Commitments and Contingencies in the Notes to the Consolidated Financial Statements.


--------------------------------------------------------------------------------

On February 1, 1999, Southern Union submitted a proposal to the Board of Directors of Southwest Gas Corporation (Southwest) to acquire all of Southwest's outstanding common stock for $32.00 per share. Southwest at that time had a pending merger agreement with ONEOK, Inc. (ONEOK) at $28.50 per share, executed on December 14, 1998. On February 22, 1999, Southern Union and Southwest both publicly announced Southern Union's proposal, after the Southwest Board of Directors determined that Southern Union's proposal was a Superior Proposal (as defined in the Southwest merger agreement with ONEOK). At that time Southern Union entered into a Confidentiality and Standstill Agreement with Southwest at Southwest's insistence. On April 25, 1999, Southwest's Board of Directors rejected Southern Union's $32.00 per share offer and accepted an amended offer of $30.00 per share from ONEOK. On April 27, 1999, Southern Union increased its offer to $33.50 per share and agreed to pay interest which, together with dividends, would provide Southwest shareholders with a 6% annual rate of return on its $33.50 offer, com mencing February 15, 2000, until closing. Southern Union's revised proposal was rejected by Southwest's Board of Directors. On January 21, 2000, ONEOK announced that it was withdrawing from the Southwest merger agreement.

There are several lawsuits pending that relate to activities surrounding Southern Union's efforts to acquire Southwest. In addition, there is before the
U. S. Court of Appeals for the Tenth Circuit, an appeal by Southern Union of a preliminary injunction entered by the U. S. District Court for the Northern District of Oklahoma. Southern Union intends to pursue vigorously its claims against Southwest, ONEOK, and certain individual defendants, and defend itself vigorously against the claims by Southwest and ONEOK. See Commitments and Contingencies in the Notes to Consolidated Financial Statements for a discussion of these lawsuits.

In August 1998, a jury in Edinburg, Texas concluded deliberations on the City of Edinburg's franchise fee lawsuit against PG&E Gas Transmission, Texas Corporation (formerly Valero Energy Corporation (Valero)) and a number of its subsidiaries, as well as former Valero subsidiary Rio Grande Valley Gas Company
(RGV) and RGV's successor company, Southern Union Company. Southern Union purchased RGV from Valero in October 1993. The jury awarded the plaintiff damages, against all defendants under several largely overlapping but mutually exclusive claims, totaling approximately $13,000,000. The trial judge subsequently reduced the award to approximately $700,000 against Southern Union and $7,800,000 against Valero and Southern Union together. The trial court's decision was appealed to the Thirteenth District of the Texas Court of Appeals (Court of Appeals). In December 2000, the Court of Appeals reversed and modified the trial court's judgment of approximately $8,500,000 and awarded the City of Edinburg $585,000, plus pre-judgment interest of $190,000 against RGV and Valero for breach of contract. The Court of Appeals upheld the award for attorneys' fees of approximately $3,500,000 against Valero, RGV and Southern Union. In subsequent decisions, the Court of Appeals first excluded Southern Union from, then reinstated against Southern Union, the December 2000 judgment. The Court of Appeals also remanded a portion of the case to the Trial Court with instructions to retry certain issues. The Company will continue to pursue reversal on appeal. The Company believes that the outcome of this matter will not have a material adverse impact on the Company's results of operations, financial position or cash flows. The Company also has entered into a settlement agreement to settle a related class action lawsuit with a majority of the cities served by the Company in Texas. The settlement will not have a material adverse impact on the Company's results of operations, financial position or cash flows.

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

Regulatory The majority of the Company's business activities are subject to various regulatory authorities. The Company's financial condition and results of operations have been and will continue to be dependent upon the receipt of adequate and timely adjustments in rates. Gas service rates, which consist of a monthly fixed charge and a gas usage charge, are established by regulatory authorities and are intended to permit utilities the opportunity to recover operating, administrative and financing costs and to have the opportunity to earn a reasonable return on equity. The

--------------------------------------------------------------------------------
monthly fixed charge provides a base revenue stream while the usage charge increases the Company's revenues and earnings in colder weather when natural gas usage increases.

On July 5, 2001, the Missouri Public Service Commission issued an order approving a unanimous settlement of Missouri Gas Energy's rate request. The settlement provides for an annual $9,892,000 base rate increase, as well as $1,081,000 in added revenue from new and revised service charges. The majority of the rate increase will be recovered through increased monthly fixed charges to gas sales service customers. New rates became effective August 6, 2001, two months before the statutory deadline for resolving the case. The approved settlement requires parties to seek dismissal of all pending judicial reviews of prior rate cases. The settlement also provides for the development of a two-year experimental low-income program that will help certain customers in the Joplin area pay their natural gas bills.

Pursuant to the Rhode Island Public Utilities Commission's Written Order issued April 30, 2001, Providence Gas' Price Stabilization Plan was extended through June 2002. The aforementioned agreement provides for additional gas distribution margin of $12,030,000 over the 21-month period, October 2000 through June 2002, or approximately $6,240,000 for the twelve months ended September 2001. The settlement agreement also contains a weather mitigation clause and a non-firm margin incentive mechanism (non-firm margin is margin earned from interruptible customers with the ability to switch to alternative fuels). The weather mitigation clause is designed to mitigate the impact of weather volatility on customer billings, which will assist customers in paying bills and stabilize the revenue stream to Providence Gas. Providence Gas will defer the margin impact of weather that is greater than 2% colder- than-normal and will recover the margin impact of weather that is greater than 3% warmer-than-normal by making the corresponding adjustment to the deferred revenue account (DRA). The non-firm margin incentive mechanism is designed to encourage Providence Gas to promote the development of non-firm margins, which will reduce the cost of service to all customers. Providence Gas will retain 25% of all non-firm margins earned in excess of $1,200,000. Under the settlement agreement, Providence Gas may earn up to 10.7%, but not less than 7.0%, using the average return on equity for the two 12-month periods of October 2000 through September 2001 and July 2001 through June 2002.

Effective October 1, 2000, the Rhode Island Public Utilities Commission (RIPUC) had approved a settlement agreement between Providence Gas, the Rhode Island Division of Public Utilities and Carriers, the Energy Council of Rhode Island, and The George Wiley Center. The settlement agreement recognized the need for an increase in distribution system revenues of $4,500,000, recovered through an adjustment to the throughput portion of the gas charge, and provided for a 21-month base rate freeze. In the settlement agreement, the RIPUC authorized system improvement programs. Additionally, higher levels of support for low income bill payment assistance was authorized as well as the continuation of the utility's demand side management and weatherization assistance programs.

On April 3, 2000, PG Energy filed an application with the Pennsylvania Public Utility Commission (PPUC) seeking an increase in its base rates designed to produce $17,900,000 in additional annual revenues. On December 7, 2000, the PPUC approved a settlement agreement that provided for a rate increase designed to produce $10,800,000 of additional annual revenue. The new rates became effective on January 1, 2001.

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

Pursuant to a 1989 MPSC order, Missouri Gas Energy is engaged in a major gas safety program in its service territories. This program includes replacement of company- and customer-owned gas service and yard lines, the movement and resetting of meters, the replacement of cast iron mains and the replacement and cathodic protection of bare steel mains. In recognition of the significant capital expenditures associated with this safety program, the MPSC permits the deferral, and subsequent recovery through rates, of depreciation expense, property taxes and associated carrying costs. The continuation of the Missouri Gas Energy Safety Program will result in significant levels of future capital expenditures. The Company estimates incurring capital expenditures of $12,854,000 in fiscal 2002 related to this program which are expected to be financed through cash flow from operations. See Utility Regulation and Rates and Commitments and Contingencies in the Notes to Consolidated Financial Statements.


--------------------------------------------------------------------------------

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

Beginning in 1996, the MPSC authorized a series of experimental gas supply incentive plans for Missouri Gas Energy. The initial three year plan, effective July 1, 1996, achieved a reduction in overall gas costs of $6,900,000 resulting in savings to Missouri customers of $4,000,000 and additional revenues to the Company of $2,900,000 for the year ended June 30, 1999. The MPSC subsequently approved an additional two year gas supply incentive plan that became effective August 31, 2000. Earnings under the current plan are primarily dependent on certain market conditions and market prices for natural gas which did not occur in fiscal 2001, and there is no assurance that the Company will have an opportunity to generate earnings under this aspect of the plan during fiscal 2002.

The Company continues to pursue certain changes to rates and rate structures that are intended to reduce the sensi tivity of earnings to weather including weather normalization clauses and higher monthly fixed monthly customer charges. Southern Union Gas has weather normalization clauses in 22 Texas towns and cities, including Austin, Andrews and various El Paso service areas, Galveston, Port Arthur and Mineral Wells. These clauses allow for the adjustments that help stabilize customers' monthly bills and the Company's earnings from the varying effects of weather.

Accounting Pronouncements In June 2001, the FASB issued Goodwill and Other Intangible Assets. The Statement is effective for all fiscal quarters of fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first quarter's financial statements have not previously been issued. The Statement requires, among other things, that goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company intends to adopt this Standard during the quarter ending September 30, 2001. The Company is currently evaluating what effect this Statement will have on the earnings and financial position of the Company.

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

Factors that could cause or contribute to actual results differing materially from such forward-looking statements include the following: cost of commodity prices; gas sales volumes; weather conditions in the Company's service territories; the achievement of operating efficiencies and the purchases and implementation of new technologies for attaining such efficiencies; impact of relations with labor unions of bargaining-unit employees; the receipt of timely and adequate rate relief; the outcome of pending and future litigation; governmental regulations and proceedings affecting or involving the Company; unanticipated environmental liabilities; changes in business strategy; the risk

--------------------------------------------------------------------------------
that the businesses acquired and any other businesses or investments that Southern Union has acquired or may acquire may not be successfully integrated with the businesses of Southern Union; and the nature and impact of any extraordinary transactions such as any acquisition or divestiture of a business unit or any assets. These are representative of the factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions, and general economic conditions, including interest rate fluctuations, federal, state and local laws and regulations affecting the retail gas industry or the energy industry generally, and other factors.

ITEM 8.  Financial Statements and Supplementary Data.

The information required here is included in the report as set forth in the Index to Consolidated Financial Statements on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

--------------------------------------------------------------------------------

                                    PART III


ITEM 10.  Directors and Executive Officers of Registrant.

There is incorporated in this Item 10 by reference the information in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders under the captions Board of Directors -- Board Size and Composition and Executive Officers and Compensation -- Executive Officers Who Are Not Directors.

ITEM 11.  Executive Compensation.

There is incorporated in this Item 11 by reference the information in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders under the captions Executive Officers and Compensation -- Executive Compensation and Certain Relationships.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

There is incorporated in this Item 12 by reference the information in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders under the caption Security Ownership.

ITEM 13.  Certain Relationships and Related Transactions.

There is incorporated in this Item 13 by reference the information in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders under the caption Certain Relationships.

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) and (2)    Financial Statements and Financial Statement Schedules.  See
                  ------------------------------------------------------
                  Index to Consolidated Financial Statements set forth on page
                  F-1.

(a)(3)   Exhibits.
         --------

Exhibit No.                            Description
-----------  -------------------------------------------------------------------

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


--------------------------------------------------------------------------------

Exhibit No.                            Description
-----------  -------------------------------------------------------------------

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

   4(h) Form of Amended and Restated Declaration of Trust of Southern Union Financing I. (Filed as Exhibit 4-D to Southern Union's Registra-tion Statement on Form S-3 (No. 33-58297) and incorporated herein by reference.)

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

   4(k) Form of Southern Union Financing I Preferred Security (included in 4(g) above.) (Filed as Exhibit 4-I to Southern Union's Registra-tion Statement on Form S-3 (No. 33-58297) and incorporated herein by reference.)

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



--------------------------------------------------------------------------------

Exhibit No.                            Description
-----------  -------------------------------------------------------------------

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

  10(a) Amended and Restated Revolving Credit Agreement (Long-Term Credit Facility) between Southern Union Company and the Banks named therein dated May 29, 2001.

  10(b) Amended and Restated Revolving Credit Agreement (Short-Term Credit Facility) between Southern Union Company and the Banks named therein dated May 29, 2001.

  10(c) Term Loan Credit Agreement between Southern Union Company and the Banks named therein dated August 28, 2000. (Filed as Exhibit 10(c) to Southern Union's Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by reference.)

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



-------------------------

(*)   Indicates Management Compensation Plan.

--------------------------------------------------------------------------------

Exhibit No.                            Description
-----------  -------------------------------------------------------------------

  10(h) Form of warrant granted to Fleischman and Walsh L.L.P. (Filed as Exhibit 10(j) to Southern Union's Transition Report on Form 10-K for the year ended June 30, 1994 and incorporated herein by reference.)

  10(i) Employment agreement between Thomas F. Karam and Southern Union Company dated December 28, 1999. (Filed as Exhibit 10(a) to Southern Union's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and incorporated herein by reference.)

  10(j)      Secured Promissory Note and Security Agreements between
             Thomas F. Karam and Southern Union Company dated December 20, 1999. (Filed as Exhibit 10(b) to Southern Union's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and incorporated herein by reference.)

  10(k) Southern Union Company Pennsylvania Division Stock Incentive Plan. (Filed as Exhibit 4 to Form S-8, SEC File No. 333-36146, filed on May 3, 2000 and incorporated herein by reference.)(*)

  10(l) Southern Union Company Pennsylvania Division 1992 Stock Option Plan. (Filed as Exhibit 4 to Form S-8, SEC File No. 333-36150, filed on May 3, 2000 and incorporated herein by reference.)(*)

   21        Subsidiaries of the Company.

   23        Consent of Independent Accountants.

   24        Power of Attorney.

(b)      Reports on Form 8-K. Southern Union filed no current reports on Form
         -------------------
         8-K during the three months ended June 30, 2001.



























--------------------------

(*)   Indicates Management Compensation Plan.

--------------------------------------------------------------------------------

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Southern Union has duly caused this report to be signed by the undersigned, thereunto duly authorized, on September 28, 2001.


                                    SOUTHERN UNION COMPANY


                                    By     THOMAS F. KARAM
                                       --------------------------
                                           Thomas F. Karam
                                           President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Southern Union and in the capacities indicated as of September 28, 2001.

    Signature/Name                             Title

GEORGE L. LINDEMANN*        Chairman of the Board, Chief Executive Officer
                            and Director

JOHN E. BRENNAN*            Director

FRANK W. DENIUS*            Director

AARON I. FLEISCHMAN*        Director

KURT A. GITTER, M.D.*       Director

THOMAS F. KARAM             Director
---------------------
Thomas F. Karam

ADAM M. LINDEMANN*          Director

ROGER J. PEARSON*           Director

GEORGE ROUNTREE, III*       Director

RONALD W. SIMMS*            Director

DAN K. WASSONG*             Director

RONALD J. ENDRES            Executive Vice President and Chief Financial Officer
--------------------
Ronald J. Endres

DAVID J. KVAPIL             Senior Vice President and Corporate Controllerr
--------------------
David J. Kvapil             (Principal Accounting Officer)



*By  THOMAS F. KARAM
     -----------------
     Thomas F. Karam
     Attorney-in-fact

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                        Page
                                                                    ------------

Financial Statements
  Consolidated statement of operations -- years ended June 30,
    2001, 2000 and 1999...........................................      F-2
  Consolidated balance sheet -- June 30, 2001 and 2000............   F-3 to F-4
  Consolidated statement of cash flows -- years ended June 30,
    2001, 2000 and 1999...........................................      F-5
  Consolidated statement of common stockholders' equity -- years
    ended June 30, 2001, 2000 and 1999............................      F-6
  Notes to consolidated financial statements......................   F-7 to F-31
  Report of independent accountants...............................      F-32


All schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.


--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                    Year Ended June 30,
                                          -------------------------------------
                                              2001         2000         1999
                                          -----------  -----------  -----------
                                           (thousands of dollars, except shares
                                                   and per share amounts)

Operating revenues....................    $ 1,932,813  $   831,704  $   605,231
Cost of gas and other energy..........     (1,374,750)    (497,698)    (342,301)
Revenue related taxes.................        (68,801)     (34,896)     (32,034)
                                          -----------  -----------  -----------
  Operating margin....................        489,262      299,110      230,896

Operating expenses:
  Operating, maintenance and general..        239,554      136,587      109,693
  Depreciation and amortization.......         86,985       55,140       41,855
  Taxes, other than on income and
    revenues..........................         29,860       17,269       14,501
                                          -----------  -----------  -----------
    Total operating expenses..........        356,399      208,996      166,049
                                          -----------  -----------  -----------
    Net operating revenues............        132,863       90,114       64,847
                                          -----------  -----------  -----------

Other income (expenses):
  Interest ...........................       (103,519)     (51,492)     (35,999)
  Dividends on preferred securities of
    subsidiary trust..................         (9,480)      (9,480)      (9,480)
  Other, net..........................         76,819       (9,708)      (1,814)
                                          -----------  -----------  -----------
    Total other expenses, net.........        (36,180)     (70,680)     (47,293)
                                          -----------  -----------  -----------

Earnings before income taxes..........         96,683       19,434       17,554

Federal and state income taxes........         40,000        9,589        7,109
                                          -----------  -----------  -----------

Earnings before cumulative effect of
  change in accounting principle......         56,683        9,845       10,445

Cumulative effect of change in
  accounting principle, net of tax.....           602         --           --
                                          -----------  -----------  -----------

Net earnings available for common
  stock................................   $    57,285  $     9,845  $    10,445
                                          ===========  ===========  ===========

Net earnings per share:
  Basic
    Before cumulative effect of change
      in accounting principle..........   $      1.09  $       .22  $       .31
    Cumulative effect of change in
      accounting principle, net of tax.           .01         --           --
                                          -----------  -----------  -----------
                                          $      1.10  $       .22  $       .31
                                          ===========  ===========  ===========

  Diluted
    Before cumulative effect of change
      in accounting principle..........   $      1.03  $       .21  $       .29
    Cumulative effect of change in
      accounting principle, net of tax.           .01         --           --
                                          -----------  -----------  -----------
                                          $      1.04  $       .21  $       .29
                                          ===========  ===========  ===========

Weighted average shares outstanding:
  Basic................................    52,068,814   45,563,814   34,059,104
                                          ===========  ===========  ===========
  Diluted.............................     54,960,595   47,670,818   35,927,834
                                          ===========  ===========  ===========






                             See accompanying notes.

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                     ASSETS


                                                                June 30,
                                                         ----------------------
                                                            2001        2000
                                                         ----------  ----------
                                                         (thousands of dollars)

Property, plant and equipment:
  Plant in service...................................    $2,201,975  $1,580,077
  Construction work in progress......................        25,520      30,192
                                                         ----------  ----------
                                                          2,227,495   1,610,269
    Less accumulated depreciation and amortization...      (771,170)   (509,947)
                                                         ----------  ----------
                                                          1,456,325   1,100,322
    Additional purchase cost assigned to utility
      plant, net of accumulated amortization of
      $57,014,000 and $39,551,000, respectively......       735,344     386,839
                                                         ----------  ----------

      Net property, plant and equipment..............     2,191,669   1,487,161


Current assets:
  Cash and cash equivalents..........................         1,219      27,829
  Accounts receivable, billed and unbilled, net......       218,912      74,959
  Inventories, principally at average cost...........       106,505      60,259
  Deferred gas purchase costs........................        65,171        --
  Investment securities available for sale...........        29,447     187,817
  Prepayments and other..............................        14,778         877
                                                         ----------  ----------

    Total current assets.............................       436,032     351,741

Deferred charges.....................................       205,711     145,006

Investment securities, at cost.......................        19,081      10,489

Real estate..........................................         2,506       9,461

Other................................................        41,872      17,602











                                                         ----------  ----------
  Total assets.......................................    $2,896,871  $2,021,460
                                                         ==========  ==========


                             See accompanying notes.

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Continued)



                      STOCKHOLDERS' EQUITY AND LIABILITIES




                                                                June 30,
                                                         ----------------------
                                                            2001        2000
                                                         ----------  ----------
                                                         (thousands of dollars)

Common stockholders' equity:
  Common stock, $1 par value; authorized 200,000,000
    shares; issued 54,552,609 shares at June 30, 2001.   $   54,553  $   50,521
  Premium on capital stock............................      676,324     599,835
  Less treasury stock:  1,046,617 and 1,010,077
    shares, respectively, at cost.....................      (15,869)    (15,554)
  Less common stock held in Trust: 1,128,435 and
    1,012,806 shares, respectively....................      (19,196)    (15,330)
  Deferred compensation plans.........................        7,499         808
  Accumulated other comprehensive income..............       13,443     115,175
  Retained earnings...................................        5,103        --
                                                         ----------  ----------

                                                            721,857     735,455

Company-obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely
  subordinated notes of Southern Union................      100,000     100,000

Long-term debt and capital lease obligation...........    1,329,631     733,774
                                                         ----------  ----------

    Total capitalization..............................    2,151,488   1,569,229

Current liabilities:
  Long-term debt and capital lease obligation due
    within one year...................................        5,913       2,193
  Notes payable.......................................      190,600           3
  Accounts payable....................................      103,623      77,488
  Federal, state and local taxes......................       32,342       7,359
  Accrued interest....................................       18,475      15,922
  Accrued dividends on preferred securities of
    subsidiary trust..................................        2,370        --
  Customer deposits...................................       17,915      17,255
  Deferred gas purchases..............................         --        11,708
  Other...............................................       67,383      30,778
                                                         ----------  ----------

    Total current liabilities.........................      438,621     162,706

Deferred credits and other ...........................      103,471     106,015

Accumulated deferred income taxes.....................      203,291     183,510

Commitments and contingencies.........................         --          --


    Total stockholders' equity and liabilities........   $2,896,871  $2,021,460
                                                         ==========  ==========


                             See accompanying notes.

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                     Year Ended June 30,
                                                -------------------------------
                                                   2001       2000       1999
                                                ---------  ---------  ---------
                                                    (thousands of dollars)

Cash flows (used in) from operating
  activities:
    Net earnings..............................  $  57,285  $   9,845  $  10,445
    Adjustments to reconcile net earnings to
      net cash flows from (used in) operating
      activities:
        Depreciation and amortization.........     86,985     55,140     41,855
        Deferred income taxes.................     27,778        435      7,867
        Provision for bad debts...............     32,706      4,998      3,279
        Financial derivative trading losses...      5,684      2,236       --
        Gain on sale of investment securities.    (74,582)      --         --
        Gain on sale of subsidiary............       (707)      --         --
        Gain on sale of real estate...........    (13,532)      --         --
        Cumulative effect of change in
          accounting principle................       (602)      --         --
        Other ................................      2,245      1,396      1,623
        Changes in operating assets and
          liabilities, net of acquisitions:
            Accounts receivable, billed and
              unbilled........................   (129,175)    (3,830)      (212)
            Accounts payable..................    (14,944)    22,602      5,228
            Taxes and other liabilities.......     (6,779)    (5,636)    (1,240)
            Customer deposits.................     (1,151)    (3,407)        (4)
            Deferred gas purchase costs.......    (67,876)   (15,114)    10,698
            Inventories ......................    (31,545)        91     (3,213)
            Other.............................     (6,967)     1,766        527
                                                ---------  ---------  ---------
        Net cash flows (used in) from
          operating activities................   (135,177)    70,522     76,853
                                                ---------  ---------  ---------
Cash flows used in investing activities:
  Additions to property, plant and equipment..   (123,776)  (100,446)   (73,147)
  Acquisition of operations, net of cash
    received..................................   (414,497)   (38,366)      --
  Purchase of investment securities...........    (12,495)   (21,001)    (7,000)
  Increase in customer advances...............      1,198      1,350      2,139
  Decrease in deferred charges and credits....    (11,922)    (3,657)    (4,086)
  Proceeds from sale of investment securities.     85,761       --         --
  Proceeds from sale of real estate, net of
    closing costs.............................     20,638       --         --
  Proceeds from sale of subsidiary............      3,300     12,150       --
  Other.......................................      5,118     (4,553)       885
                                                ---------  ---------  ---------
    Net cash flows used in investing
      activities..............................   (446,675)  (154,523)   (81,209)
                                                ---------  ---------  ---------
Cash flows from financing activities:
  Issuance of long-term debt..................    535,000    300,000       --
  Issuance cost of debt.......................     (3,474)    (7,292)      --
  Premium on early extinguishment of debt.....       --         (719)      --
  Purchase of treasury stock..................       --      (14,425)      --
  Repayment of debt and capital lease
    obligation................................   (167,270)  (138,791)   (20,837)
  Net borrowings (payments) under revolving
    credit facilities.........................    190,597    (21,000)    19,403
  Increase (decrease) in cash overdrafts......       --       (6,655)     6,033
  Other.......................................        389        712       (243)
                                                ---------  ---------  ---------
    Net cash flows from financing activities..    555,242    111,830      4,356
                                                ---------  ---------  ---------
Change in cash and cash equivalents...........    (26,610)    27,829       --
Cash and cash equivalents at beginning of
  year........................................     27,829       --         --
                                                ---------  ---------  ---------
Cash and cash equivalents at end of year......  $   1,219  $  27,829  $    --
                                                =========  =========  =========

Cash paid for interest, net of amounts capitalized, in 2001, 2000 and 1999 was $107,870,000, $57,735,000 and $45,039,000, respectively. Cash paid for income taxes in 2001, 2000 and 1999 was $21,052,000, $4,311,000 and $1,194,000,
respectively.



                             See accompanying notes.

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                     Accumu-
                                                      lated
                Common  Premium            Common     Other
                 Stock     on    Treasury   Stock    Compre-
                $1, Par Capital   Stock,   Held in   hensive  Retained
                 Value   Stock   at Cost    Trust     Income  Earnings  Total
                ------- -------- --------  --------  -------- -------- --------
                                   (thousands of dollars)

Balance
 July 1, 1998.. $28,252 $252,638 $   (794) $   --    $   --   $ 16,738 $296,834

 Comprehensive
  income:
   Net earn-
    ings.......    --       --       --        --        --     10,445   10,445
   Minimum
    pension
    liability
    adjustment;
    net of tax.    --       --       --        --        (436)    --       (436)
                                                                       --------
   Comprehen-
    sive
    income.....                                                          10,009
                                                                       --------
 Purchase of
  common stock
  held in
  trust........    --       --       --      (4,927)     --       --     (4,927)
 5% stock divi-
  dend --
  declared
  November 11,
  1998.........   1,411    7,483     --        --        --     (8,898)      (4)
 5% stock divi-
  dend --
  declared
  July 13,
  1999.........   1,485   16,797     --        --        --    (18,285)      (3)
 Exercise of
  stock
  options......      92     (308)    --        --        --       --       (216)
                ------- -------- --------  --------  -------- -------- --------
Balance
 June 30, 1999.  31,240  276,610     (794)   (4,927)     (436)    --    301,693

 Comprehensive
  income:
   Net earn-
    ings.......    --       --       --        --        --      9,845    9,845
   Unrealized
    gain in
    investment
    securities,
    net of tax.    --       --       --        --     115,175     --    115,175
   Minimum
    pension
    liability
    adjustment;
    net of tax.    --       --       --        --         436     --        436
                                                                       --------
   Comprehen-
    sive
    income.....                                                         125,456
                                                                       --------
 Purchase of
  common stock
  held in
  trust........    --       --       --      (9,864)     --       --     (9,864)
 5% stock divi-
  dend.........   2,359    7,452     --        --        --     (9,845)     (34)
 Purchase of
  treasury
  stock........    --       --    (14,425)     --        --       --    (14,425)
 Issuance of
  stock for
  acquisition..  16,714  315,235     --        --        --       --    331,949
 Exercise of
  stock
  options......     208      538     (335)      269      --       --        680
                ------- -------- --------  --------  -------- -------- --------
Balance
 June 30, 2000.  50,521  599,835  (15,554)  (14,522)  115,175     --    735,455

 Comprehensive
  income:
   Net earn-
    ings.......    --       --       --        --        --     57,285   57,285
   Unrealized
    loss in
    investment
    securi-
    ties, net
    of tax
    benefit....    --       --       --        --     (96,323)    --    (96,323)
   Minimum
    pension
    liability
    adjustment;
    net of tax.    --       --       --        --      (4,324)    --     (4,324)
   Cumulative
    effect of
    change in
    accounting
    principle,
    net of tax.    --       --       --        --         826     --        826
   Unrealized
    loss on
    hedging
    activities,
    net of tax
    benefit....    --       --       --        --      (1,911)    --     (1,911)
                                                                       --------
   Comprehen-
    sive
    income
    (loss).....                                                         (44,447)
                                                                       --------
 Payment on
  note re-
  ceivable.....    --        290     --        --        --       --        290
 Purchase of
  common stock
  held in
  trust........    --       --       --      (4,009)     --       --     (4,009)
 5% stock divi-
  dend.........   2,556   49,626     --        --        --    (52,182)    --
 Benefit plan
  modification.    --       --       --       6,560      --       --      6,560
 Issuance of
  stock for
  acquisition..   1,371   25,930     --        --        --       --     27,301
 Exercise of
  stock
  options......     105      643     (315)      274      --       --        707
                ------- -------- --------  --------  -------- -------- --------
Balance
 June 30, 2001. $54,553 $676,324 $(15,869) $(11,697) $ 13,443 $  5,103 $721,857
                ======= ======== ========  ========  ======== ======== ========





                             See accompanying notes.

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                  I Summary of Significant Accounting Policies

Operations Southern Union Company (Southern Union and, together with its wholly-owned subsidiaries, the Company), is a public utility primarily engaged in the distribution and sale of natural gas to residential, commercial and industrial customers located primarily in Texas, Missouri, Pennsylvania, Rhode Island and Massachusetts. See Acquisitions. Subsidiaries of Southern Union also operate natural gas pipeline systems, generate electricity, market natural gas to end-users, distribute propane and sell commercial gas air conditioning and other gas-fired engine- driven applications. Certain subsidiaries own or hold interests in real estate and other assets, which are primarily used in the Company's utility business. Substantial operations of the Company are subject to regulation. Accounting policies conform to the Financial Accounting Standards Board (FASB) standard, Accounting for the Effects of Certain Types of Regulation in the case of regulated operations.

Principles of Consolidation The consolidated financial statements include the accounts of Southern Union and its wholly-owned subsidiaries. Investments in which the Company has significant influence over the operations of the investee and the Company owns a 20% to 50% interest are accounted for using the equity method. All significant intercompany accounts and transactions are eliminated in consolidation. All dollar amounts in the tables herein, except per share amounts, are stated in thousands unless otherwise indicated. Certain reclassifications have been made to prior years' financial statements to conform with the current year presentation.

Gas Utility Revenues and Gas Purchase Costs Gas utility customers are billed on a monthly-cycle basis. The related cost of gas and revenue taxes are matched with cycle-billed revenues through utilization of purchased gas adjustment provisions in tariffs approved by the regulatory agencies having jurisdiction. Revenues from gas delivered but not yet billed are accrued, along with the related gas purchase costs and revenue-related taxes. The distribution and sale of natural gas in Texas, Missouri, Pennsylvania, Rhode Island and Massachusetts contributed in excess of 85% of the Company's total revenue, net earnings and identifiable assets in 2001, 2000 and 1999. Four suppliers provided 59%, 55% and 50% of the Company's gas purchases in 2001, 2000 and 1999, respectively.

Earnings Per Share The Company's earnings per share presentation conforms to the FASB standard, Earnings per Share. All share and per share data have been restated for all stock dividends and stock splits distributed through August 30, 2001 unless otherwise noted.

Accumulated Other Comprehensive Income In 1999, the Company adopted Reporting Comprehensive Income, a FASB standard which established rules for the reporting of comprehensive income and its components. The main components of comprehensive income that relate to the Company are net earnings, unrealized holding gains and losses on investment securities, minimum pension liability adjustments, unrealized loss on hedging activities and cumulative effect of change in accounting principle, all of which are presented in the consolidated statement of stockholders' equity. Prior to adoption, the unrealized holding gains and losses were presented as part of stock holders' equity and the pension liability adjustments were presented in the consolidated balance sheet.

Unrealized holding gains on investment securities were $18,852,000, $115,175,000 and nil in 2001, 2000 and 1999, respectively. The reclassification adjustment for gains included in net income, net of tax, for reporting other compre hensive income was $43,726,000, nil and nil in 2001, 2000 and 1999, respectively. The unrealized holding gains or losses on investment securities and the reclassification adjustment for gains are combined and reflected on the consolidated statement of stockholders' equity.

Credit Risk Concentrations of credit risk in trade receivables are limited due to the large customer base with relatively small individual account balances. In addition, Company policy requires a deposit from certain customers. The Company has recorded an allowance for doubtful accounts totaling $31,163,000, $7,503,000, $6,588,000 and $8,267,000 at June 30, 2001, 2000, 1999 and 1998,
respectively. The allowance for doubtful accounts is increased for estimated uncollectible accounts and reduced for the write-off of trade receivables.


--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Fair Value of Financial Instruments The carrying amounts reported in the balance sheet for cash and cash equiva lents, accounts receivable, accounts payable and notes payable approximate their fair value. The fair value of the Company's preferred securities of subsidiary trust and long-term debt is estimated using current market quotes and other estimation techniques.

Inventories Inventories consist of natural gas in underground storage and materials and supplies. Natural gas in underground storage of $101,549,000 and $51,869,000 at June 30, 2001 and 2000, respectively, consists of 20,535,000 and 15,226,000 British thermal units, respectively.

Segment Reporting The FASB standard, Disclosures about Segments of an Enterprise and Related Information, requires disclosure of segment data based on how management makes decisions about allocating resources to segments and measuring performance. The Company is principally engaged in the gas distribution industry in the United States and has no other reportable industry segments.

Derivative Instruments and Hedging Activities The Company accounts for its derivatives in accordance with the FASB Standard, Accounting for Derivative Instruments and Hedging Activities which was adopted at the inception of fiscal year 2001. Under this Statement, the Company recognizes derivatives on the consolidated balance sheet at their fair value. On the date of the derivative contract, the Company designates the derivative as: (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), or (iii) "held for trading" ("trading" instruments.) Changes in the fair value of a derivative that qualifies as a fair-value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk (including gains or losses on firm commitments), are recorded in earnings. Changes in the fair value of a derivative that qualifies as a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows. Hedge ineffectiveness is recorded through earnings immediately. Lastly, changes in the fair value of derivative trading instruments are reported in current-period earnings. See Note IX -- Derivative Instruments and Hedging Activities.

The Company utilizes derivative instruments on a limited basis to manage certain business risks. Interest rate swaps are employed to hedge the effect of changes in interest rates related to certain debt instruments and commodity swaps and options to manage price risk associated with certain energy contracts, primarily heating oil.

In accordance with adoption of this Statement on July 1, 2000, the Company recorded a net-of-tax cumulative-effect gain of $602,000 in earnings to recognize the fair value of the gas derivative contracts at PG Energy Services, Inc., a wholly-owned subsidiary, that are not designated as hedges. The Company also recorded $826,000 in accumulated other comprehensive income which recognizes the fair value of two interest rate swap derivatives that were designated as cash flow hedges.

New Pronouncements In June 2001, the FASB issued Goodwill and Other Intangible Assets. The Statement is effective for all fiscal quarters of fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first quarter's financial statements have not previously been issued. The Statement requires, among other things, that goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company intends to adopt this Standard during the quarter ending September 30, 2001. The Company is currently evaluating what effect this Statement will have on the earnings and financial position of the Company.

Use of Estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        II Acquisitions and Divestitures

On September 28, 2000, Southern Union completed the acquisition of Providence Energy Corporation (ProvEnergy) for approximately $270,000,000 in cash plus the assumption of approximately $90,000,000 in long-term debt. The ProvEnergy natural gas distribution operations are Providence Gas and North Attleboro Gas, which collectively serve approximately 177,000 natural gas customers. Providence Gas serves natural gas customers in Providence and Newport, Rhode Island, and 23 other cities and towns in Rhode Island. North Attleboro Gas serves customers in North Attleboro and Plainville, Massachusetts, towns adjacent to the northeastern Rhode Island border. Sub sidiaries of the Company acquired in the ProvEnergy merger include ProvEnergy Oil Enterprises, Inc. (ProvEnergy Oil), and ProvEnergy Power Company, LLC. ProvEnergy Oil, which operated a fuel oil distribution business through its subsidiary, ProvEnergy Fuels, Inc. (ProvEnergy Fuels) for residential and commercial customers in Rhode Island and Massachusetts, was sold for $15,800,000 in August 2001. No gain or loss was recognized on this transaction. ProvEnergy Power Company owns 50% of Capital Center Energy Company, LLC., a joint venture formed between ProvEnergy and ERI Services, Inc. to provide retail power.

On September 28, 2000, Southern Union completed the acquisition of Fall River Gas Company (Fall River Gas) for approximately 1,400,000 shares (before adjustment for any subsequent stock dividend) of Southern Union common stock and approximately $27,000,000 in cash plus assumption of approximately $20,000,000 in long-term debt. Fall River Gas serves approximately 49,000 customers in the city of Fall River and the towns of Somerset, Swansea and Westport, all located in southeastern Massachusetts. Also acquired in the Fall River Gas merger was Fall River Gas Appliance Company, Inc., which rents water heaters and conversion burners (primarily for residential use) in Fall River Gas' service area.

On September 20, 2000, Southern Union completed the acquisition of Valley Resources, Inc. (Valley Resources) for approximately $125,000,000 in cash plus the assumption of approximately $30,000,000 in long-term debt. Valley Resources natural gas distribution operations are Valley Gas Company and Bristol and Warren Gas Company, which collectively serve approximately 66,000 natural gas customers. Valley Resources' three non-utility subsidiaries acquired in the merger include Valley Propane Inc. (Valley Propane), Morris Merchants Inc. (Morris Merchants) and Valley Appliance and Merchandising Company (VAMCO). Valley Propane sells liquid propane to 2,800 customers in Rhode Island and nearby Massachusetts. Morris Merchants serves as a manufacturers' representative agency for franchised plumbing and heating contract supplies throughout New England and New York. VAMCO merchandises and rents natural gas burning appliances, offers appliance service contract programs, sells water filtration systems and provides construction management services for natural gas-related projects. Also, acquired in the acquisition was Valley Resources' 90% interest (which is now 100%) in Alternate Energy Corporation, which sells, installs and designs natural gas conversion systems and facilities, is an authorized representative of the ONSI Corporation fuel cell, holds patents for a natural gas/diesel co-firing system and for a device to control the flow of fuel on dual-fuel equipment.

The Company funded the cash portion of the above described acquisitions and any related refinancings of assumed debt with a bank note (the Term Note). See Debt and Capital Lease. The assets of ProvEnergy, Fall River Gas and Valley Resources (hereafter referred to as the Company's New England Operations) have been included in the consolidated balance sheet of the Company at June 30, 2001 and the results of operations from the New England Operations have been included in the statement of consolidated operations since their respective acquisition dates. The New England Operations' primary business is the distribution of natural gas through its public utility companies (collectively referred to as the New England Division). The acquisitions were accounted for using the purchase method. The additional purchase cost assigned to utility plant of approximately $365,989,000 reflects the excess of the purchase price over the historical book carrying value of the utility plant. Amortization of the additional

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



purchase cost assigned to utility plant is provided on a straight-line basis over forty years. The Company plans to sell or dispose of certain non-core businesses acquired in the New England Operations.

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

On November 4, 1999, the Company acquired Pennsylvania Enterprises, Inc. (hereafter referred to as the Pennsylvania Operations) in a transaction valued at approximately $500,000,000, including assumption of long-term debt of approximately $115,000,000. The Company issued approximately 16,700,000 shares (before adjustment for any subsequent stock dividends) of common stock and paid approximately $36,000,000 in cash to complete the transaction. The Company funded the cash portion of the acquisition of the Pennsylvania Operations and related refinancings with the sale of $300,000,000 of 8.25% Senior Notes due 2029 completed on November 3, 1999 (8.25% Senior Notes). See Debt and Capital Lease.

The Pennsylvania Operations are headquartered in Wilkes-Barre, Pennsylvania with natural gas distribution being its primary business. The principal operating division of the Pennsylvania Operations is the PG Energy division of the Company which serves more than 156,000 gas customers in northeastern and central Pennsylvania. Subsidiaries of the Company acquired in the acquisition of the Pennsylvania Operations include PG Energy Services Inc., (Energy Services), PEI Power Corporation (PEI Power), Keystone Pipeline Services, Inc. (Keystone, a wholly-owned subsidiary of Energy Services), and Theta Land Corporation. Through Energy Services, the Company supplies propane and offers the inspection, maintenance and servicing of residential and small commercial gas-fired equipment. Through PEI Power, an exempt wholesale generator (within the meaning of the Public Utility Holding Company Act of 1935), the Company provides electricity services to the broad mid-Atlantic market of Pennsylvania, New Jersey, Maryland, Delaware and the District of Columbia. Keystone, which engaged primarily in the construction, maintenance, and rehabilitation of natural gas distribution pipelines, was sold for $3,300,000 in June 2001 for a pre-tax gain of $707,000. Theta Land Corporation, which owned and provided land management and development services for more than 44,000 acres of land, was sold for $12,150,000 in January 2000. No gain or loss was recognized on this transaction. In July 2001, the commercial and industrial gas marketing contracts of Energy Services were sold for approximately $5,000,000, resulting in a pre-tax gain of $4,600,000. The Company also plans to sell or dispose of propane operations of Energy Services, which are not material to the Company. The Company has not yet sold these operations and there can be no assurance that a sale on terms satisfactory to the Company will be completed.

The assets of the Pennsylvania Operations are included in the consolidated balance sheet of the Company at June 30, 2001 and the results of operations from the Pennsylvania Operations have been included in the statement of consolidated operations since November 4, 1999. The acquisition was accounted for using the purchase method. The additional purchase cost assigned to utility plant of approximately $261,000,000 reflects the excess of the purchase price over the historical book carrying value of the utility plant. Amortization of the additional purchase cost assigned to utility plant is provided on a straight-line basis over forty years.

Prior to the consummation of the acquisition of the Pennsylvania Operations, the Company purchased 358,500 shares of Pennsylvania Enterprises, Inc. stock for $11,887,000 during both the first and second quarters of the Company's fiscal year 2000. As all necessary approvals for the merger had not been obtained, these purchases were treated as investment securities.

Pro Forma Financial Information

The following unaudited pro forma financial information for the year ended
June 30, 2001 and 2000 is presented as though the following events had occurred at the beginning of the earliest period presented: (i) acquisition of the New

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



England Operations and the Pennsylvania Operations; (ii) the issuance of the Term Note and the sale of the 8.25% Senior Notes; and (iii) the refinancing of certain short-term and long-term debt at the time of the acquisitions. The pro forma financial information is not necessarily indicative of the results which would have actually been obtained had the acquisition of the New England Operations and Pennsylvania Operations, the issuance of the Term Note, the sale of senior notes or the refinancings been completed as of the assumed date for the periods presented or which may be obtained in the future.

                                                        Year Ended June 30,
                                                         2001          2000
                                                      -----------   -----------

Operating revenues.................................   $ 1,976,473   $ 1,245,481
Income (loss) before extraordinary item............        35,751       (24,137)
Net earnings (loss) available for common stock.....        35,751       (24,137)
Net earnings (loss) per common stock:
  Basic............................................           .68          (.43)
  Diluted..........................................           .65          (.43)

                         III Other Income (Expense), Net

Other income in 2001 of $76,819,000 includes realized gains on the sale of a portion of Southern Union's holdings in Capstone Turbine Corporation of $74,582,000, a $13,532,000 gain on the sale of non-core real estate and interest and dividend income of $7,643,000. These items were offset by $12,855,000 of legal costs associated with ongoing litigation associated with the unsuccessful acquisition of Southwest Gas Corporation (Southwest) and $5,684,000 of non-cash trading losses.

Other expense of $9,708,000 in 2000 included $10,363,000 of costs associated with the aforementioned unsuccessful acquisition efforts and related litigation and $2,236,000 of non-cash trading losses. These items were offset by net rental income of Lavaca Realty Company (Lavaca Realty) of $1,757,000.

Other expense of $1,814,000 in 1999 included: $3,839,000 of costs associated with various acquisition efforts and a net expense of $619,000 related to the amortization and current deferral of interest and other expenses associated with the Missouri Gas Energy Safety Program. These items were offset by net rental income of Lavaca Realty of $1,448,000 and equity earnings of $609,000 from Southern Union's 43% equity ownership of its Mexico Operations.

                            IV Cash Flow Information

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Short-term investments are highly liquid investments with maturities of more than three months when purchased, and are carried at cost, which approximates market. The Company places its temporary cash invest ments with a high credit quality financial institution which, in turn, invests the temporary funds in a variety of high- quality short-term financial securities.

Under the Company's cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes and are classified in accounts payable in the consolidated balance sheet.

                              V Earnings Per Share

During the three-year period ended June 30, 2001, no adjustments were required in net earnings available for common stock for the earnings per share calculations. Average shares outstanding for basic earnings per share were 52,068,814, 45,563,814 and 34,059,104 for the years ended June 30, 2001, 2000 and 1999, respectively. Diluted earnings per share includes average shares outstanding as well as common stock equivalents from stock options

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



and warrants. Common stock equivalents were 2,891,781, 2,107,004 and 1,868,730 for the years ended June 30, 2001, 2000 and 1999, respectively.

                        VI Property, Plant and Equipment

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

                                                              June 30,
                                                         2001          2000
                                                      -----------   -----------

Distribution plant...............................     $ 1,969,103   $ 1,479,426
General plant....................................         156,502       138,206
Other............................................         136,654        19,735
                                                      -----------   -----------
  Total plant....................................       2,262,259     1,637,367
Less contributions in aid of construction........         (60,284)      (57,290)
                                                      -----------   -----------
  Plant in service...............................       2,201,975     1,580,077
Construction work in progress....................          25,520        30,192
                                                      -----------   -----------
                                                        2,227,495     1,610,269
Less accumulated depreciation and amortization...        (771,170)     (509,947)
                                                      -----------   -----------
                                                        1,456,325     1,100,322
Additional purchase cost assigned to utility
  plant, net.....................................         735,344       386,839
                                                      -----------   -----------

  Net property, plant and equipment..............     $ 2,191,669   $ 1,487,161
                                                      ===========   ===========

Acquisitions of rate-regulated entities are recorded at the historical book carrying value of utility plant. On September 28, 2000, ProvEnergy and Fall River Gas were acquired in which historical utility plant and equipment had a cost of $357,822,000 and $64,384,000, respectively, and accumulated depreciation and amortization of $138,857,000 and $24,401,000, respectively. On September 20, 2000, Valley Resources was acquired in which historical utility plant and equipment had a cost and accumulated depreciation and amortization of $105,888,000 and $47,010,000, respectively. On November 4, 1999, the
Pennsylvania Operations were acquired in which historical utility plant and equipment had a cost and accumulated depreciation and amortization of $408,304,000 and $103,275,000, respectively.

Additional purchase cost assigned to utility plant is the excess of the purchase price over the book carrying value of the net assets acquired. In general, the Company has not been allowed recovery of additional purchase cost assigned to utility plant directly in rates. Periodically, the Company evaluates the carrying value of its additional purchase cost assigned to utility plant, long-lived assets, capital leases and other identifiable intangibles by comparing the anticipated future operating income from the businesses giving rise to the respective asset with the original cost or unamortized balance. See Summary of Significant Accounting Policies -- New Pronouncements.

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

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



unless the Company's regulators have provided for the recovery of the additional purchase cost in rates, in which case the Company's policy is to utilize the amortization period which follows the rate recovery period.

Depreciation of property, plant and equipment in 2001, 2000 and 1999 was $69,523,000, $46,757,000 and $37,771,000, respectively.

                            VII Investment Securities

At June 30, 2001, the Company held securities of Capstone Turbine Corporation (Capstone). In late June 2000, Capstone completed its initial public offering
(IPO). This investment is classified as "available for sale" under the Financial Accounting Standards Board Standard Accounting for Certain Investments in Debt and Equity Securities; accordingly, these securities are stated at fair value, with unrealized gains and losses recorded in a separate compo nent of common stockholders' equity. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations when incurred. As of June 30, 2001, the Company's investment in Capstone had a fair value of $29,447,000 and unrealized gains, net of tax, related to this investment were $18,852,000. The Company has classified this investment as current, as it plans to monetize its investment as soon as practicable and use the proceeds to reduce outstanding debt.

At June 30, 2001 and 2000, all other securities owned by the Company are accounted for under the cost method. The Company's other investments in securities consist of preferred stock in non-public companies whose value is not readily determinable. Realized gains and losses on sales of these investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations when incurred, and dividends are recognized as income when received.

                            VIII Stockholders' Equity

Stock Splits and Dividends On August 30, 2001, June 30, 2000, August 6, 1999 and December 9, 1998 Southern Union distributed its annual 5% common stock dividend to stockholders of record on August 16, 2001, June 19, 2000, July 23, 1999 and November 23, 1998, respectively. A portion of each of the 5% stock dividends was characterized as a distribution of capital due to the level of the Company's retained earnings available for distribution as of the declaration date. Unless otherwise stated, all per share and share data included herein have been restated to give effect to the dividends.

Common Stock The Company maintains its 1992 Long-Term Stock Incentive Plan (1992
Plan) under which options to purchase 7,335,311 shares were provided to be granted to officers and key employees at prices not less than the fair market value on the date of grant. The 1992 Plan allows for the granting of stock appreciation rights, dividend equivalents, performance shares and restricted stock. The Company also had an incentive stock option plan (1982 Plan) which provided for the granting of 787,500 options, until December 31, 1991. Options granted under both the 1992 Plan and the 1982 Plan are exercisable for periods of ten years from the date of grant or such lesser period as may be designated for particular options, and become exercisable after a specified period of time from the date of grant in cumulative annual installments. Options typically vest 20% per year for five years but may be a lesser or greater period as designated for particular options.

In connection with the acquisition of the Pennsylvania Operations, the Company adopted the Pennsylvania Division 1992 Stock Option Plan (Pennsylvania Option
Plan) and the Pennsylvania Division Stock Incentive Plan (Pennsyl vania Incentive Plan). Under the terms of the Pennsylvania Option Plan, a total of 396,902 shares were provided to be granted to eligible employees. Stock options awarded under the Pennsylvania Option Plan may be either Incentive Stock Options or Nonqualified Stock Options. Upon acquisition, individuals not electing a cash payment equal to the difference at the date of acquisition between the option price and the market price of the shares as to which such option related, were converted to Southern Union options using a conversion rate that maintained the same aggregate value and the aggregate spread of the pre-acquisition options. No additional options will be granted

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



under the Pennsylvania Option Plan. Under the terms of the Pennsylvania Incentive Plan, a total of 190,590 shares were provided to be granted to eligible employees, officers and directors. Awards under the Pennsylvania Incentive Plan may take the form of stock options, restricted stock, and other awards where the value of the award is based upon the performance of the Company's stock. Upon acquisition, individuals not electing a cash payment equal to the difference at the date of acquisition between the option price and the market price of the shares as to which such option related, were converted to Southern Union options using a conversion rate that maintained the same aggre gate value and the aggregate spread of the pre-acquisition options. During 2000, 13,230 options were granted to a Director of the Company at an exercise price of $16.41. These options granted vest 20% per year for five years. No additional options will be granted under the Pennsylvania Incentive Plan.

The Company accounts for its incentive plans under the Accounting Principles Board opinion, Accounting for Stock Issued to Employees and related authoritative interpretations. The Company recorded no compensation expense for 2001, 2000 and 1999. During 1997, the Company adopted the FASB standard, Accounting for Stock-Based Compensation, for footnote disclosure purposes only. Had compensation cost for these incentive plans been determined consistent with this standard, the Company's net income and diluted earnings per share would have been $54,793,000 and $1.00, respectively, in 2001, $8,190,000 and $.17, respectively, in 2000 and $9,429,000 and $.26, respectively, in 1999. Because this standard has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2001 and 2000, respectively: dividend yield of nil for both years; volatility of 27.5% for both years; risk-free interest rate of 5% and 6%; and expected life outstanding of 5.5 to 7.2 years for both years. No options were granted during 1999.

                                           1992 Plan              1982 Plan
                                     ---------------------   -------------------
                                                Weighted                Weighted
                                     Shares      Average      Shares     Average
                                     Under      Exercise      Under     Exercise
                                     Option      Price        Option      Price
                                   ---------    --------    --------    --------

Outstanding July 1, 1998.........  2,845,443    $  9.81      402,101    $  2.79
  Exercised......................   (118,837)      5.81      (45,979)      2.80
  Canceled.......................    (46,753)     13.54         --          --
                                   ---------                --------
Outstanding June 30, 1999........  2,679,853       9.93      356,122       2.79
  Granted........................  1,078,054      16.43         --          --
  Exercised......................   (123,517)      6.58     (227,199)      2.81
  Canceled.......................    (31,815)     15.46         --          --
                                   ---------                --------
Outstanding June 30, 2000........  3,602,575      11.94      128,923       2.76
  Granted........................    802,682      17.81         --          --
  Exercised......................    (85,908)      8.86     (128,923)      2.76
  Canceled.......................    (38,233)     15.57         --          --
                                   ---------                --------
Outstanding June 30, 2001........  4,281,116      13.07         --          --
                                   =========                ========

The following table summarizes information about stock options outstanding under the 1992 Plan at June 30, 2001:

                Options Outstanding                         Options Exercisable
------------------------------------------------------     ---------------------
                                 Weighted
                                  Average     Weighted                  Weighted
                                 Remaining     Average                   Average
   Range of        Number of    Contractual   Exercise     Number of    Exercise
Exercise Prices     Options        Life         Price       Options       Price
---------------   -----------   -----------   --------     ----------   --------

$ 0.00 - $ 5.00      351,307     1.3 years    $  3.49         351,307   $  3.49
  5.01 -  10.00      843,436     3.6 years       7.04         779,305      6.98
 10.01 -  15.00      491,174     5.8 years      11.88         394,191     11.86
 15.01 -  20.00    2,595,199     8.4 years      16.55         653,134     15.69
                  -----------                              ----------
                   4,281,116                                2,177,937
                  ===========                              ==========


--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The shares exercisable under the 1992 Plan and the corresponding weighted average exercise price at June 30, 2001, 2000 and 1999 were 2,177,937 and $9.91; 1,728,954 and $8.58; and 1,497,738 and $7.50, respectively. The shares exercisable under the 1982 Plan and the corresponding weighted average exercise price at June 30, 2001, 2000 and 1999 were nil and nil; 128,923 and $2.76; and 356,122 and $2.76, respectively. The shares exercisable under the Pennsylvania Option Plan and the corresponding weighted average exercise price at June 30, 2001 and 2000 were 396,902 and $10.54 and 396,902 and $10.54. The shares exercisable under the Pennsylvania Incentive Plan and the corresponding weighted average exercise price at June 30, 2001 and 2000 were 180,004 and $12.15 and 177,359 and $12.06. The weighted average remaining contractual life of options outstanding under the Pennsylvania Option Plan and the Pennsylvania Incentive Plan at June 30, 2001 were 5 and 6.9 years, respectively. There were 2,477,979 shares available for future option grants under the 1992 Plan at June 30, 2001. No shares were available for future option grants under the 1982 Plan at June 30, 2001.

On February 10, 1994, Southern Union granted a warrant which expires on February 10, 2004, to purchase up to 110,808 shares of Common Stock at an exercise price of $6.26 to the Company's outside legal counsel.

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

                IX Derivative Instruments and Hedging Activities

Derivative Activities During fiscal year 2001, the Company was party to an interest rate swap designed to reduce exposure to changes in the fair value of a fixed rate lease commitment. This interest rate swap, designated as a fair value hedge, was terminated in October 2000 resulting in a pre-tax gain of $182,000 which will be amortized through the remaining term of the underlying lease obligation. The Company also continues to be obligated under three interest rate swaps created to hedge exposure against volatility in interest payments on variable rate debt. At June 30, 2001 the fair value of these interest rate derivatives was a liability of $2,009,000 and is offset by a matching adjustment to other comprehensive income. For the fiscal year ended June 30, 2001 net settlement payments of $1,733,000 were made related to these derivatives and recorded to interest expense. The Company expects to reclassify as interest expense $1,911,000 in derivative losses, net of taxes, from accumulated other comprehensive income as the settlement of swap payments occur over the next twelve months. The maximum term over which the Company is hedging exposures to the variability of cash flows is 28 months.

Subsequent to June 30, 2001, the Company entered three interest rate swaps in order to take advantage of market interest rate reductions. The first derivative instrument, effective July 5, 2001, carries a notional amount of $100,000,000 and terminates June 30, 2005. The remaining derivative instruments, effective July 23, 2001 and August 1, 2001, carry notional amounts of $300,000,000 and $200,000,000, respectively, and terminate November 15, 2004 and February 1, 2005, respectively. On September 19, 2001, these interest rate swaps were unwound, resulting in a pre-tax gain and cash flow of $17,200,000.

The Company was also previously committed under two gas derivative contracts related to certain non-regulated operations acquired in conjunction with the acquisition of the Pennsylvania Operations. These two contracts were not designated as hedging instruments and therefore did not qualify to receive hedge accounting treatment under the Statement. During the quarter ended December 31, 2000, the Company recorded the expiration of these contracts as a pre-tax loss of $526,000 through other income. This loss was offset by a pre-tax gain of $494,000 recorded through cost of gas arising from the monthly settlement of the two derivative contracts that expired in November 2000.


--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



In conjunction with the acquisition of Providence Energy Corporation, the Company also acquired ProvEnergy Oil, a distributor of fuel oil to retail and commercial customers. ProvEnergy Oil offers certain retail customers price caps for winter heating oil and purchases heating oil call options as a hedge against price fluctuations on the related of fuel oil at an average strike price of $.75 a gallon, and the fair value of the hedging options was nil. The maximum term over which the Company is hedging exposures to the variability of cash flows for forecasted purchases of home heating oil is nine months. See Note II -- Acquisitions and Divestitures.

Trading Contracts In March 2001, the Company discovered unauthorized financial derivative energy trading activity by a non-regulated, wholly-owned subsidiary. During March 2001 and April 2001, all unauthorized trading activity was closed resulting in a cumulative cash expense of $191,000, net of taxes. The majority of the remaining deferred liability of $7,921,000 at June 30, 2001 related to these derivative instruments will be recognized as income in the Consolidated Statement of Operations over the next four years based on the related contracts.

In May 2001, the Company acquired natural gas commodity swap derivatives and collar transactions in order to mitigate price volatility of natural gas passed through to utility customers. The cost of the derivative products and the settlement of the respective obligations are recorded through the gas purchase adjustment clause as authorized by the applicable regulatory authority and therefore do not impact earnings. The fair value of the contracts are recorded as an adjustment to a regulatory asset/liability in the consolidated financial statements. As of June 30, 2001, the Company owned contracts representing 3,718,840 MMBtu of natural gas at an average strike price of $4.20 per MMBtu. The fair value of the contracts, which expire in May 2002, are included in the consolidated financial statements as a liability and a matching adjustment to deferred cost of gas of $1,701,000.

                   X Preferred Securities of Subsidiary Trust

On May 17, 1995, Southern Union Financing I (Subsidiary Trust), a consolidated wholly-owned subsidiary of Southern Union, issued $100,000,000 of 9.48% Trust Originated Preferred Securities (Preferred Securities). In connection with the Subsidiary Trust's issuance of the Preferred Securities and the related purchase by Southern Union of all of the Subsidiary Trust's common securities (Common Securities), Southern Union issued to the Subsidiary Trust $103,092,800 principal amount of its 9.48% Subordinated Deferrable Interest Notes, due 2025 (Subordinated Notes). The sole assets of the Subsidiary Trust are the Subordinated Notes. The interest and other payment dates on the Subordinated Notes correspond to the distribution and other payment dates on the Preferred Securities and the Com mon Securities. Under certain circumstances, the Subordinated Notes may be distributed to holders of the Preferred Securities and holders of the Common Securities in liquidation of the Subsidiary Trust. The Subordinated Notes were redeemable at the option of the Company on or after May 17, 2000, at a redemption price of $25 per Subordinated Note plus accrued and unpaid interest. The Preferred Securities and the Common Securities will be redeemed on a pro rata basis to the same extent as the Subordinated Notes are repaid, at $25 per Preferred Security and Common Security plus accumulated and unpaid distributions. Southern Union's obligations under the Subordinated Notes and related agreements, taken together, constitute a full and unconditional guarantee by Southern Union of payments due on the Preferred Securities. As of June 30, 2001, the quoted market price per Preferred Security was $25.35. As of June 30, 2001 and 2000, 4,000,000 shares of Preferred Securities were outstanding.



--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                            XI Debt and Capital Lease

                                                                 June 30,
                                                            2001         2000
                                                         ----------   ----------

7.60% Senior Notes due 2024..........................    $  364,515   $  364,515
8.25% Senior Notes due 2029..........................       300,000      300,000
Term Note, due 2002..................................       485,000         --
8.375% First Mortgage Bonds, due 2002................        30,000       30,000
5.62% First Mortgage Bonds, due 2003.................         4,800         --
10.25% First Mortgage Bonds, due 2008................         2,182         --
6.82% First Mortgage Bonds, due 2018.................        15,000         --
9.34% First Mortgage Bonds, due 2019.................        15,000       15,000
9.63% First Mortgage Bonds, due 2020.................        10,000         --
9.44% First Mortgage Bonds, due 2020.................         6,500         --
8.09% First Mortgage Bonds, due 2022.................        12,500         --
8.46% First Mortgage Bonds, due 2022.................        12,500         --
7.50% First Mortgage Bonds, due 2025.................        15,000         --
7.99% First Mortgage Bonds, due 2026.................         7,000         --
7.24% First Mortgage Bonds, due 2027.................         6,000         --
6.50% First Mortgage Bonds, due 2029.................        14,333         --
7.70% Debentures, due 2022...........................         6,806         --
Capital lease and other..............................        28,408       26,452
                                                         ----------   ----------
Total debt and capital lease.........................     1,335,544      735,967
  Less current portion...............................         5,913        2,193
                                                         ----------   ----------
Total long-term debt and capital lease...............    $1,329,631   $  733,774
                                                         ==========   ==========

The maturities of long-term debt and capital lease payments for each of the next five years ending June 30 are: 2002 -- $5,913,000; 2003 -- $530,072,000; 2004 --
$11,656,000; 2005 -- $1,291,000; 2006 -- $1,236,000 and thereafter $785,376,000.

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

The 8.25% Notes and the 7.60% Senior Notes traded at $1,001 and $950 (per $1,000 note), respectively on June 30, 2001, as quoted by a major brokerage firm. The carrying amount of long-term debt at June 30, 2001 and 2000 was $1,335,544,000 and $735,967,000, respectively. The fair value of long-term debt at June 30, 2001 and 2000 was $1,317,667,000 and $700,934,000, respectively.

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


--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Capital Lease The Company completed the installation of an Automated Meter Reading (AMR) system at Missouri Gas Energy during the first quarter of fiscal year 1999. The installation of the AMR system involved an investment of approximately $30,000,000 which is accounted for as a capital lease obligation. As of June 30, 2001, the capital lease obligation outstanding was $23,687,000 with a fixed rate of 5.79%. This system has significantly improved meter reading accuracy and timeliness and provided electronic accessibility to meters in residential customers' basements, thereby assisting in the reduction of the number of estimated bills. Depreciation on the AMR system is provided at an average straight-line rate of approximately 5% per annum of the cost of such property.

Credit Facilities On May 29, 2001, the Company restated and amended its short-term and long-term credit facilities (together referred to as "Revolving Credit Facilities"). The Company has available $150,000,000 under the short-term facility, which expires May 28,2002, and $225,000,000 under the long-term facility, which expires on May 29, 2004. The Company has additional availability under uncommitted line of credit facilities with various banks. Borrowings under the Revolving Credit Facilities are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. The Revolving Credit Facilities are subject to a commitment fee based on the rating of the Senior Notes. As of June 30, 2001, the commitment fee was an annualized 0.14% on the unused balance. The interest rate on borrowings on the Revolving Credit Facilities is calculated based on a formula using the LIBOR or prime interest rates. The average interest rate under the facilities was 6.4% for the year ended June 30, 2001 and 6.0% for the year ended June 30, 2000. A $190,600,000 and nil balance was outstanding under the facilities at June 30, 2001 and 2000, respectively. A balance of $211,800,000 was outstanding under the Revolving Credit Facilities at August 31, 2001.

Term Note On August 28, 2000 the Company entered into the Term Note to fund (i) the cash portion of the con sideration to be paid to the Fall River Gas' stockholders; (ii) the all cash consideration to be paid to the ProvEnergy and Valley Resources stockholders, (iii) repayment of approximately $50,000,000 of long- and short-term debt assumed in the mergers, and (iv) all related acquisition costs. As of June 30, 2001, a balance of $485,000,000 was outstanding under this Term Note. The Term Note, which initially expired on August 27, 2001, has been extended through August 26, 2002 for a fee. No additional draws can be made on the Term Note.

                              XII Employee Benefits

Pension and Other Post-Retirement Benefits The Company adopted in 1999, Employers Disclosures About Pensions and Other Post-Retirement Benefits, a FASB standard which changed the Company's reporting require ments for its pension and post-retirement benefit plans.

The Company maintains nine trusteed non-contributory defined benefit retirement plans (Plans) which cover substantially all employees. The Company funds the Plans' cost in accordance with federal regulations, not to exceed the amounts deductible for income tax purposes. The Plans' assets are invested in cash, government securities, corporate bonds and stock, and various funds. The Company also has a supplemental non-contributory retirement plan for certain executive employees and other post-retirement benefit plans for its employees.



--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Post-retirement medical and other benefit liabilities are accrued on an actuarial basis during the years an employee provides services. The following table represents a reconciliation of the plans at June 30, 2001 and 2000.

                                                            2001         2000
                                                         ----------   ----------

Change in Benefit Obligation
  Benefit obligation at beginning of year.............   $ 247,103    $ 204,461
  Acquisitions........................................     150,764       54,261
  Service cost........................................       4,680        2,251
  Interest cost.......................................      25,479       16,265
  Benefits paid.......................................     (27,387)     (17,798)
  Actuarial (gain) loss...............................      18,847      (20,452)
  Plan amendments.....................................       2,325        8,115
  Settlement recognition..............................        (905)        --
                                                         ---------    ---------
  Benefit obligation at end of year...................   $ 420,906    $ 247,103
                                                         =========    =========

Change in Plan Assets
  Fair value of plan assets at beginning of year......   $ 224,424    $ 162,621
  Acquisitions........................................     172,019       50,657
  Return on plan assets...............................     (16,362)      21,499
  Employer contributions..............................      12,910        7,445
  Benefits paid.......................................     (27,387)     (17,798)
                                                         ---------    ---------
  Fair value of plan assets at end of year............   $ 365,604    $ 224,424
                                                         =========    =========

Funded Status
  Funded status at end of year........................   $ (55,302)   $ (22,679)
  Unrecognized transition obligation..................       2,511        2,637
  Unrecognized net actuarial (gain) loss..............      33,054      (31,417)
  Unrecognized prior service cost.....................      17,730       17,080
                                                         ---------    ---------
  Accrued benefit cost................................   $  (2,007)   $ (34,379)
                                                         =========    =========

Amounts Recognized in the Consolidated Balance Sheet
  Prepaid benefit cost................................   $  57,145    $  11,738
  Accrued benefit liability...........................     (76,330)     (62,498)
  Intangible asset....................................      12,854       16,381
  Accumulated other comprehensive income..............       4,324         --
                                                         ---------    ---------
  Net liability recognized............................   $  (2,007)   $ (34,379)
                                                         =========    =========

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets as of June 30, 2001 were $83,773,000, $81,103,000, and
$53,745,000, respectively, and for those same plans were $19,492,000, $19,492,000, and nil, respectively as of June 30, 2000.

The accumulated post-retirement benefit obligation and fair value of plan assets for post-retirement benefit plans with accumulated post-retirement benefit obligations in excess of fair value of plan assets as of June 30, 2001 were $74,250,000 and $22,058,000 respectively, and for those same plans were $45,920,000 and $7,859,000, respectively as of June 30, 2000.


--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The weighted-average assumptions used for the year ended June 30, 2001, 2000 and 1999 were:

                                                     2001      2000      1999
                                                   --------  --------  --------

Discount rate
  Beginning of year..............................    8.00%     7.00%     7.00%
  End of year....................................    7.50%     8.00%     7.00%
Expected return on assets - tax exempt accounts..    9.00%     8.00%     8.00%
Expected return on assets - taxable accounts.....    5.40%     5.25%     5.25%
Rate of compensation increase (average)..........    5.00%     5.62%     5.62%
Health care cost trend rate......................   12.00%     9.00%     7.25%

Net periodic benefit cost for the year ended June 30, 2001, 2000 and 1999 includes the following components:


                                                     2001      2000      1999
                                                   --------  --------  --------

Service cost..................................     $  4,680  $  2,251  $  3,364
Interest cost.................................       25,484    16,265    13,829
Expected return on plan assets................      (26,954)  (14,554)  (13,006)
Amortization of transition amount.............          127       127       127
Amortization of prior service cost............        1,675       948       438
Recognized actuarial gain.....................       (3,539)   (2,704)   (3,319)
Curtailment...................................         --        --         131
Settlement recognition........................         (178)     --        --
                                                   --------  --------  --------
Net periodic pension cost......................    $  1,295  $  2,333  $  1,564
                                                   ========  ========  ========

The assumed rate of compensation increase (average) used in measuring the accumulated post-retirement benefit obligation was 5.0% during 2001. For ProvEnergy, Fall River Gas and Valley Resources the rate of compensation increase (average) used in measuring the accumulated post-retirement benefit obligation was 5.5%, 4.25% and 5.1%, respectively, during 2001.

The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 12.00% during 2001. This rate was assumed to decrease gradually each year to a rate of 6.0% for 2005 and remain at that level thereafter. For ProvGas participants electing medicare complete coverage, the assumed health care cost trend rate used was 50.0%, and it was assumed to decrease to 6.0% by 2005. The health care cost trend rate of 50.0% is due to increases in HMO premium rates experienced in 2001. For Fall River Gas participants the assumed health care cost trend rate used was 12.0%, and it was assumed to decrease gradually to 6.0% by 2007.

Amortization of unrecognized actuarial gains and losses for Missouri Gas Energy plans were determined using a rolling five year average gain or loss position with a five year amortization period pursuant to a stipulation agreement with the MPSC.

Effect of health care trend rate changes on health care plans:

                                               One Percentage     One Percentage
                                               Point Increase     Point Decrease
                                               in Health Care     in Health Care
                                                 Trend Rate         Trend Rate
                                               --------------     --------------

Effect on total service and interest cost
  components...............................      $  196               $  (172)
Effect on post-retirement benefit
  obligation...............................       2,191                (1,938)

The Company's nine qualified defined benefit retirement Plans cover: (i) those Company employees who are not employed by Missouri Gas Energy or the Pennsylvania Operations; (ii) those employees who are employed by

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Missouri Gas Energy; (iii) those employees who are employed by the Pennsylvania Operations; (iv) union employees of ProvEnergy; (v) non-union employees of ProvEnergy; (vi) union employees of Valley Resources; (vii) non-union employees of Valley Resources; (viii) union employees of Fall River; and (ix) non-union employees of Fall River. On December 31, 1998, the Plans covering (i) and (ii) above, exclusive of Missouri Gas Energy's union employees, were converted from the traditional defined benefit Plans with benefits based on years of service and final average compensation to cash balance defined benefit plans in which an account is maintained for each employee.

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

Defined Contribution Plan The Company provides a Savings Plan available to all employees. Since January 1, 1997, the Company had contributed $.50 of Company stock for each $1.00 contributed by a non-Missouri Gas Energy participant up to 5% of the employee's salary. Additionally, the Company contributes $.75 of Company stock for each $1.00 contributed by a non-Missouri Gas Energy participant from 6% to 10% of the employee's salary. Effective July 1, 1998, Company contributions for Missouri Gas Energy non-union employees were revised to coincide with that of non-Missouri Gas Energy participants as described above. For Missouri Gas Energy union employees, the Company contributes $.50 of Company stock for each $1.00 contributed by such a participant up to 7% of the employee's salary. In Pennsylvania, the Company contributes 40% of the first 4% of the participant's compensation paid into the Savings Plan for all participants, other than those employed by Keystone. For employees of Keystone, a wholly-owned subsidiary which was sold in June 2001, the matching contribution was equal to 50% of the first 4% of the participant's compensation paid into the Savings Plan. For Fall River Gas, the Company contributes 100% of the first 4% of non-union employee compensation paid into the Savings Plan and 100% of the first 3% of union employee compensation paid into the Savings Plan. For ProvGas, the Company contributes 50% of the first 10% of the participant's compensation paid into the Savings Plan. For Valley Resources, the Company contributes 50% of the first 4% of the participant's compensation paid into the Savings Plan. Company contributions are 100% vested after five years of continuous service. Company contributions to the plan during 2001, 2000 and 1999 were $3,696,000, $2,034,000 and $1,717,000, respectively.

Effective January 1, 1999 the Company amended its defined contribution plan to provide contributions for certain employees who were employed as of December 31, 1998. These contributions were designed to replace certain benefits previously provided under defined benefit plans. Employer contributions to these separate accounts, re ferred to as Retirement Power Accounts, within the defined contribution plan were determined based on the employee's age plus years of service plus accumulated sick leave as of December 31, 1998. The contribution amounts are determined as a percentage of compensation and range from 3.5% to 8.5%. Company contributions to Retirement Power Accounts during 2001, 2000 and 1999 were $2,029,000, $2,281,000 and $1,118,000, respectively.

Corporate Restructuring In August 2001, the Company announced implementation of a corporate reorganization and restructuring which was initially announced in July 2001 as part of a Cash Flow Improvement Plan designed to increase annualized pre-tax cash flow from operations by at least $50 million by the end of fiscal year 2002. Actions taken included (i) the offering of voluntary ERPs in certain of its operating divisions and (ii) a limited RIF within its corporate division. ERPs, providing for increased benefits for those electing retirement, were offered to approxi mately 400 eligible employees across the Company's operating divisions.

In connection with the corporate reorganization and restructuring, Southern Union is decentralizing certain of its corporate management functions and will transfer those functions to its divisions in Texas, Missouri, Pennsylvania and New England. The resulting RIF is limited solely to certain corporate employees in the Company's Austin and Kansas City offices. The resulting organization will have employees transferred to operating divisions and others in shared service positions. Forty-eight employees were offered severance packages.

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The Company anticipates a one-time charge of between $25 million to $32 million for the quarter ending September 30, 2001. This charge will include costs associated with the ERP and corporate reorganization and restructuring, costs connected with redundant IT systems, and certain other related costs. The size of this charge may be reduced subject to favorable regulatory treatment of the ERP costs in certain operating divisions. The Company expects that most of the restructuring actions will be completed by the end of fiscal 2002.

Common Stock Held in Trust From time to time, the Company purchases outstanding shares of common stock of Southern Union to fund certain Company employee stock-based compensation plans. At June 30, 2001 and 2000, 933,191 and 989,515 shares, respectively, of common stock were held by various rabbi trusts for certain of those Company's benefit plans. Effective March 22, 2001, the Company amended a benefit plan holding common stock in a rabbi trust eliminating the non-cash income and expense volatility associated with the accounting treatment for such plan. During 2001 certain employees deferred receipt of Company shares for stock options exercised. At June 30, 2001, 195,244 shares were held in a rabbi trust for these employees.

                              XIII Taxes on Income

                                                          Year Ended June 30,
                                                       -------------------------
                                                         2001     2000     1999
                                                       -------  -------  -------

Current:
  Federal..........................................    $11,818  $ 6,640  $ (516)
  State............................................        404      345    (242)
                                                       -------  -------  ------
                                                        12,222    6,985    (758)
                                                       -------  -------  ------
Deferred:
  Federal..........................................     27,026    1,857   7,024
  State............................................        752      747     843
                                                       -------  -------  ------
                                                        27,778    2,604   7,867
                                                       -------  -------  ------
Total provision....................................    $40,000  $ 9,589  $7,109
                                                       =======  =======  ======

Deferred credits and other liabilities also include $488,000 and $524,000 of unamortized deferred investment tax credit as of June 30, 2001 and 2000, respectively.



--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

                                                                 June 30,
                                                            2001         2000
                                                         ---------    ---------

Deferred tax assets:
  Estimated alternative minimum tax credit............   $  12,606    $  21,389
  Insurance accruals..................................         663        1,100
  Bad debt reserves...................................       5,045        1,135
  Post-retirement benefits............................       6,941        1,888
  Other...............................................      19,412       11,118
                                                         ---------    ---------
    Total deferred tax assets.........................      44,667       36,630
                                                         ---------    ---------
Deferred tax liabilities:
  Property, plant and equipment.......................    (183,361)    (123,907)
  Unamortized debt expense............................      (4,906)      (4,732)
  Deferred state and local taxes......................      (9,006)     (12,289)
  Regulatory liability................................     (13,859)      (8,769)
  Unrealized holding gain on securities...............      (5,638)     (62,017)
  Other...............................................     (26,143)      (7,336)
                                                         ---------    ---------
    Total deferred tax liabilities....................    (242,913)    (219,050)
                                                         ---------    ---------
Net deferred tax liability............................    (198,246)    (182,420)
Less current tax assets...............................       5,045        1,090
                                                         ---------    ---------
Accumulated deferred income taxes.....................   $(203,291)   $(183,510)
                                                         =========    =========

The Company accounts for income taxes utilizing the liability method which bases the amounts of current and future tax assets and liabilities on events recognized in the financial statements and on income tax laws and rates existing at the time the temporary differences are expected to reverse.

                                                         Year Ended June 30,
                                                      -------------------------
                                                        2001     2000     1999
                                                      -------  -------  -------

Computed statutory tax expense at 35%.............    $33,839  $ 6,802  $ 6,144
Changes in taxes resulting from:
  State income taxes, net of federal income tax
    benefit.......................................        751      710      348
  Amortization of acquisition adjustment..........      5,277    2,311      830
  Other...........................................        133     (234)    (213)
                                                      -------  -------  -------
Actual tax expense................................    $40,000  $ 9,589  $ 7,109
                                                      =======  =======  =======

                        XIV Utility Regulation and Rates

Missouri On July 5, 2001, the Missouri Public Service Commission (MPSC) issued an order approving a unanimous settlement of Missouri Gas Energy's rate request. The settlement provides for an annual $9,892,000 base rate increase, as well as $1,081,000 in added revenue from new and revised service charges. The majority of the rate increase will be recovered through increased monthly fixed charges to gas sales service customers. New rates became effective August 6, 2001, two months before the statutory deadline for resolving the case. The approved settlement requires parties to seek dismissal of all pending judicial reviews of prior rate cases. The settlement also provides for the development of a two-year experimental low-income program that will help certain customers in the Joplin area pay their natural gas bills.

On August 21, 1998, Missouri Gas Energy was notified by the MPSC of its decision to grant a $13,300,000 annual increase to revenue effective on September 2, 1998, which is primarily earned volumetrically.

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

Rhode Island Pursuant to the Rhode Island Public Utilities Commission's (RIPUC) Written Order issued April 30, 2001, Providence Gas' Price Stabilization Plan was extended through June 2002. The aforementioned agreement provides for additional gas distribution margin of $12,030,000 over the 21-month period, October 2000 through June 2002, or approximately $6,240,000 for the twelve months ended September 2001.

The settlement agreement also contains a weather mitigation clause and a non-firm margin incentive mechanism (non-firm margin is margin earned from interruptible customers with the ability to switch to alternative fuels). The weather mitigation clause is designed to mitigate the impact of weather volatility on customer billings, which will assist customers in paying bills and stabilize the revenue stream to Providence Gas. Providence Gas will defer the margin impact of weather that is greater than 2% colder-than-normal and will recover the margin impact of weather that is greater than 3% warmer-than-normal by making the corresponding adjustment to the deferred revenue account (DRA). The non-firm margin incentive mechanism is designed to encourage Providence Gas to promote the development of non-firm margins, which will reduce the cost of service to all customers. Providence Gas will retain 25% of all non-firm margins earned in excess of $1,200,000.

Under the settlement agreement, Providence Gas may earn up to 10.7%, but not less than 7.0%, using the average return on equity for the two 12-month periods of October 2000 through September 2001 and July 2001 through June 2002.

Effective October 1, 2000, the RIPUC had approved a settlement agreement between Providence Gas, the Rhode Island Division of Public Utilities and Carriers, the Energy Council of Rhode Island, and The George Wiley Center. The settlement agreement recognized the need for an increase in distribution system revenues of $4,500,000, recovered through an adjustment to the throughput portion of the gas charge, and provided for a 21-month base rate freeze. In the settlement agreement, the RIPUC authorized system improvement programs. Additionally, higher levels of support for low income bill payment assistance was authorized as well as the continuation of the utility's demand side management and weatherization assistance programs.

Pennsylvania On April 3, 2000, PG Energy filed an application with the Pennsylvania Public Utility Commission (PPUC) seeking an increase in its base rates designed to produce $17,900,000 in additional annual revenues. On December 7, 2000, the PPUC approved a settlement agreement that provided for a rate increase designed to produce $10,800,000 of additional annual revenue. The new rates became effective on January 1, 2001.

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

On April 13, 1998, Southern Union Gas filed a $2,228,000 request for a rate increase from the City of El Paso, a request the City subsequently denied. On April 21, 1998, the city council of El Paso voted to reduce the Company's rates by $1,570,000 annually and to order a one-time cost of gas refund of $475,000. On May 21, 1998, Southern Union Gas filed an appeal of the City of El Paso's actions to reduce the Company's rates and require a one-time cost of gas refund with the Texas Railroad Commission (RRC). On December 21, 1998, the RRC issued its order implementing an $884,000 one-time cost of gas refund and a $99,000 base rate reduction. The cost of gas refund was completed in February 1999.



--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                    XV Leases

The Company leases certain facilities, equipment and office space under cancelable and noncancelable operating leases. The minimum annual rentals under operating leases for the next five years ending June 30 are as follows: 2002 -- $8,047,000; 2003 -- $8,144,000; 2004 -- $16,804,000; 2005 -- $4,304,000; 2006 --
$4,183,000 and thereafter $24,730,000. Rental expense was $10,353,000,
$10,384,000 and $7,732,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

                        XVI Commitments and Contingencies

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

The Company is investigating the possibility that the Company or predecessor companies may have been associated with Manufactured Gas Plant (MGP) sites in its former service territories, principally in Arizona and New Mexico, and present service territories in Texas, Missouri, Pennsylvania, Massachusetts and Rhode Island. At the present time, the Company is aware of certain MGP sites in these areas and is investigating those and certain other locations.

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

Kansas City, Missouri MGP Sites In a letter dated May 10, 1999, the Missouri Department of Natural Resources (MDNR) sent notice of a planned Site Inspection/Removal Site Evaluation of the Kansas City Coal Gas Former Manufactured Gas Plant site. This site (comprised of two adjacent MGP operations previously owned by two separate companies and hereafter referred to as Station A and Station B) is located at East 1st Street and Campbell in Kansas City, Missouri and is owned by Missouri Gas Energy (MGE). A 1988 investigation of the site performed by an Environmental Protection Agency (EPA) contractor determined that further remedial assessment was not required under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), as amended by the SUPERFUND Amendments and Reauthorization Act of 1986. The MDNR has stated that the reassessment of the Kansas City Coal Gas site is part of a statewide effort to identify, evaluate, and prioritize the potential hazards posed by all of Missouri's MGP sites. During July 1999, the Company sent applications to MDNR submitting the two sites to the agency's Voluntary Cleanup Program (VCP). The sites were accepted into the VCP on August 2, 1999 and MGE subsequently performed environmental assessments at the sites and submitted assessment results to MDNR on March 6, 2000. In a letter dated June 21, 2000, MDNR responded to the Station A environmental report submitted by the Company. In that letter, MDNR stated that soil remediation will be neces sary at the site (Station A) but that further exploration and delineation of site contamination should be performed before remedial methods can be determined. MGE performed additional assessment work in accordance with MDNR's request. In a letter dated May 7, 2001, MDNR responded to the Station B environmental report. That letter suggested that some soils would need to be remediated, but that certain areas on Station B require further investigation to determine whether significant contamination exists.

North of the Kansas City, Missouri Station A and B MGP sites, the City of Kansas City Port Authority ("Port Authority") is developing a parcel of land adjacent to the Missouri River and known as the "Riverfront Development." In the course of developing this property, the Port Authority entered the Riverfront Development into the Missouri Voluntary Cleanup Program. In a letter dated
April 23, 2001, MDNR invited representatives of MGE, the Port Authority and Honeywell International Inc. (the alleged successor to Barrett Manufacturing Company, a tar manufacturer formerly located on a portion of the Riverfront Development) to a technical meeting to discuss the

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



investigation, cleanup, closure and redevelopment of the Riverfront Development and MGE's properties. That meeting was held on May 16, 2001. On July 18, 2001, representatives of MGE and the Port Authority met to discuss MGE's proposal for a limited assessment and remediation of a portion of the Port Authority property allegedly impacted by the historic MGP. That proposal was set forth in a letter from MGE to the Port Authority dated July 31, 2001. In a letter dated July 27, 2001, Honeywell International Inc. proposed to the Port Authority that Honeywell perform a similar assessment on the portion of the Riverfront Development formerly occupied by Barrett Manufacturing Company. In a letter addressed to MGE and dated August 3, 2001, the Port Authority set forth its demand that MGE assume responsibility for the remediation of soil and groundwater at the Riverfront Development, and in a letter dated August 15, 2001, the Port Authority granted a conditional acceptance of MGE's proposal for MGE's limited assessment of the Riverfront Development. MGE and the Port Authority are currently negotiating the terms of an access agreement that would allow MGE to perform environmental work at the Riverfront Development.

Providence, Rhode Island Sites During 1995, Providence Gas began an environmental evaluation at its primary gas distribution facility located at 642 Allens Avenue in Providence, Rhode Island. Environmental studies and a subsequent remediation work plan were completed at an approximate cost of $4.5 million. Providence Gas also began a soil remediation project on a portion of the site in July 1999. As of June 30, 2001, approximately $8,900,000 had been expended on soil remediation under the remediation work plan. Based on the results of the environmental investigation and the site information learned during the performance of work under the remediation work plan, the Company submitted a revised remedial action work plan ("RAWP") for the site to the Rhode Island Department of Environmental Management ("RIDEM") on July 24, 2001. Although additional remediation work is planned for the site during calendar year 2002, assessment and remediation costs will not exceed $500,000 during calendar year 2001. Because the Company has not received any comments from RIDEM on the revised RAWP, the Company cannot offer any conclusions as to the total future cost of remediation of the property at this time. However, one estimate of the cost of the environmental work proposed under the revised RAWP is $5,700,000.

In November 1998, Providence Gas received a letter of responsibility from the RIDEM relating to possible contamination on previously owned property at 170 Allens Avenue in Providence. The current operator of the property has also received a letter of responsibility. A work plan had been created and approved by RIDEM. An investigation was then begun to determine the extent of contamination, as well as the extent of the Company's responsibility. Providence Gas entered into a cost-sharing agreement with the current operator of the property, under which Providence Gas was responsible for approximately twenty percent (20%) of the costs related to the investiga tion. Costs of testing at this site as of June 30, 2001 were approximately $300,000. Until the results of the investigation are known, the Company cannot offer any conclusions as to its responsibility.

Tiverton, Rhode Island Site Fall River Gas Company is a defendant in a civil action seeking to recover anticipated remediation costs associated with contamination found at property owned by the plaintiffs. This claim is based on alleged dumping of material by Fall River Gas Company trucks at the site in the 1930s and 1940s.

Valley Gas Company Sites Valley Gas Company is a party to an action in which Blackstone Valley Electric Company ("Blackstone") brought suit for contribution to its expenses of cleanup of a site on Mendon Road in Attleboro, Massachusetts, to which coal manufacturing waste was transported from a former MGP site in Pawtucket, Rhode Island (the "Blackstone Litigation"). Blackstone Valley Electric Company v. Stone & Webster, Inc., Stone & Webster Engineering Corporation, Stone & Webster Management Consultants, Inc. and Valley Gas Company, C. A. No. 94-10178JLT, United States District Court, District of Massachusetts. Valley Gas Company takes the position in that litigation that it is indemnified for any cleanup expenses by Blackstone pursuant to a 1961 agreement signed at the time of Valley Gas Company's creation. This suit was stayed in 1995 pending the issuance of rulemaking at the United States EPA (Commonwealth of Massachusetts v. Blackstone Valley Electric Company, 67 F.3d 981 (1995)). In January 2001, the EPA issued a Preliminary Administrative Decision on this issue and announced that it was soliciting comments on the Decision. While the public comment period has now closed, the EPA has yet to reissue its decision. While this suit has been stayed, Valley Gas Company and Blackstone (merged with Narragansett Electric Company in May 2000) have received letters of responsibility from the RIDEM with respect

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



to releases from two MGP sites in Rhode Island. RIDEM issued letters of responsibility to Valley Gas Company and Blackstone in September 1995 for the Tidewater MGP in Pawtucket, Rhode Island, and in February 1997 for the Hamlet Avenue MGP in Woonsocket, Rhode Island. Valley Gas Company entered into an agreement with Blackstone (now Narragansett) in which Valley Gas Company and Blackstone agreed to share equally the expenses for the costs associated with the Tidewater site subject to reallocation upon final determination of the legal issues that exist between the companies with respect to responsibility for expenses for the Tidewater site and otherwise. No such agreement has been reached with respect to the Hamlet site.

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

Regulatory In August 1998, a jury in Edinburg, Texas concluded deliberations on the City of Edinburg's franchise fee lawsuit against PG&E Gas Transmission, Texas Corporation (formerly Valero Energy Corporation (Valero)) and a number of its subsidiaries, as well as former Valero subsidiary Rio Grande Valley Gas Company (RGV) and RGV's successor company, Southern Union Company. Southern Union purchased RGV from Valero in October 1993. The jury awarded the plaintiff damages, against all defendants under several largely overlapping but mutually exclusive claims, totaling approximately $13,000,000. The trial judge subsequently reduced the award to approximately $700,000 against Southern Union and $7,800,000 against Valero and Southern Union together. The trial court's decision was appealed to the Thirteenth District of the Texas Court of Appeals (Court of Appeals). In December 2000, the Court of Appeals reversed and modified the trial court's judgment of approximately $8,500,000 and awarded the City of Edinburg $585,000, plus pre-judgment interest of $190,000 against RGV and Valero for breach of contract. The Court of Appeals upheld the award for attorneys' fees of approximately $3,500,000 against Valero, RGV and Southern Union. In subsequent decisions, the Court of Appeals first excluded Southern Union from, then reinstated against Southern Union, the December 2000 judgment. The Court of Appeals also remanded a portion of the case to the Trial Court with instructions to retry certain issues. The Company will continue to pursue reversal on appeal. The Company believes that the outcome of this matter will not have a material adverse impact on the Company's results of operations, financial position or cash flows. The Company also has entered into a settlement agreement to settle a related class action lawsuit with a majority of the cities served by the Company in Texas. The settlement will not have a material adverse impact on the Company's results of operations, financial position or cash flows.

Southwest Gas Litigation On February 1, 1999, Southern Union submitted a proposal to the Board of Directors of Southwest Gas Corporation (Southwest) to acquire all of Southwest's outstanding common stock for $32.00 per

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



share. Southwest at that time had a pending merger agreement with ONEOK, Inc. (ONEOK) at $28.50 per share, executed on December 14, 1998. On February 22, 1999, Southern Union and Southwest both publicly announced Southern Union's proposal, after the Southwest Board of Directors determined that Southern Union's proposal was a Superior Proposal (as defined in the Southwest merger agreement with ONEOK). At that time Southern Union entered into a Confidentiality and Standstill Agreement with Southwest at Southwest's insistence. On April 25, 1999, Southwest's Board of Directors rejected Southern Union's $32.00 per share offer and accepted an amended offer of $30.00 per share from ONEOK. On April 27, 1999, Southern Union increased its offer to $33.50 per share and agreed to pay interest which, together with dividends, would provide Southwest shareholders with a 6% annual rate of return on its $33.50 offer, commencing February 15, 2000, until closing. Southern Union's revised proposal was rejected by Southwest's Board of Directors. On January 21, 2000, ONEOK announced that it was withdrawing from the Southwest merger agreement.

There are several lawsuits pending that relate to activities surrounding Southern Union's efforts to acquire Southwest. Southern Union intends to vigorously pursue its claims against Southwest, ONEOK, and certain individual defendants, and vigorously defend itself against the claims by Southwest and ONEOK.

Nevada Action -- Southwest Gas Corporation v. Southern Union Company; Case No. CV-S-99-0530-JBR (U.S.D.C., District of Nevada) (transferred to the District of Arizona to Case No. CIV-00-452-PHX-RGS) On April 30, 1999, Southwest filed an action against Southern Union in the United States District Court for the District of Nevada. The complaint alleged breach of the Confidentiality and Standstill Agreement between Southern Union and Southwest, misappropriation of original trade secrets in violation of California statutes, intentional interference with the ONEOK merger agreement, intentional interference with prospective advantage, breach of a common-law duty of good faith and fair dealing, and unfair business practices in violation of California statutes. On May 6, 1999, Southwest filed an amended complaint that added a claim for breach of the Securities Exchange Act of 1934 to the claims in the original complaint. Southwest seeks declaratory and injunctive relief together with money damages "in excess of $75,000.00." Southern Union has answered the complaint, denying liability under all counts. Southern Union has filed a counterclaim alleging breach of contract, breach of duty of good faith and fair dealing, mistake of fact and fraudulent inducement with respect to the Confidentiality and Standstill Agreement. The counterclaim seeks partial rescission of the Confidentiality and Standstill Agreement and/or declaratory relief. On March 8, 2000, the Nevada Court transferred this case to the District of Arizona.

Oklahoma Action -- ONEOK, Inc. v. Southern Union Company; Case No. 99-CV-0345H(M) (U.S.D.C., Northern District of Oklahoma) On May 5, 1999, ONEOK filed an action against Southern Union in the United States District Court for the Northern District of Oklahoma, asserting third-party beneficiary status under the Confidentiality and Standstill Agreement between Southern Union and Southwest, and alleging a claim for breach of that Agreement as well as a claim for intentional interference with the ONEOK-Southwest merger agreement. That same day, ONEOK moved for a temporary restraining order against Southern Union to bar Southern Union from making any attempt to solicit proxies from or influence the shareholders of Southwest with respect to Southern Union's offer to purchase Southwest, from taking any actions in the regulatory proceedings that concern the proposed merger of ONEOK and Southwest, from taking any actions in the Klein v. Southwest Gas Corp. case and from taking any actions to seek to control or influence the shareholders, management, directors or policies of Southwest, either alone or in concert with others. The court entered a preliminary injunction on May 17, 1999. Southern Union has answered the Complaint, denying liability under all counts. Southern Union has asserted a counterclaim seeking declaratory judgment on enforceability of the Confidentiality and Standstill Agreement and a declaration that Southern Union has not breached the Confidentiality and Standstill Agreement. On September 12, 2000, the court entered an order transferring this case from the Northern District of Oklahoma to the District of Arizona as Case No. CIV-00-1812-PHX-ROS.

Appeal of Oklahoma Action -- ONEOK, Inc. v. Southern Union Company; Case No. 99-5103 (Tenth Circuit Court of Appeals) On May 17, 1999 Southern Union noticed its appeal of the Oklahoma District Court's preliminary injunction in the United States District Court of Appeals for the Tenth Circuit. On March 22, 2000, the appellate court

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



returned this matter to the district court for consideration of whether the facts underlying ONEOK's original request for a preliminary injunction have so materially changed that the need for injunctive relief originally granted no longer exists.

Arizona Action -- Southern Union Company v. Southwest Gas Corporation; Case No. CIV-99-1294-PHX-ROS (U.S.D.C., District of Arizona) On July 19, 1999, Southern Union filed an action in the United States Court for the District of Arizona (which was subsequently amended on October 11, 1999 and July 26, 2000), Judge Roslyn Silver presiding. The current defendants are Southwest, ONEOK, Michael O. Maffie (Southwest's President), Eugene N. Dubay (President of Kansas Gas Service, a division of ONEOK), James M. Irvin (an Arizona Corporation Commissioner), Jack D. Rose (former Executive Director of the Arizona Corporation Commission) and John A. Gaberino (ONEOK's General Counsel). The suit's remaining claims are fraud in the inducement, breach of contract, breach of the covenant of good faith and fair dealing, rescission, intentional interference with business relationship and tortious interference with contractual relations. Southern Union seeks actual and punitive damages along with rescission of its Standstill Agreement with Southwest. Pursuant to a ruling by the court on summary judgment motions issued on September 23, 2001, Southern Union's claims against the defendants remain intact and the Company will be permitted to pursue claims for out-of-pocket and punitive damages.

Southwest Action in Arizona -- Southwest Gas Corporation v. ONEOK, Inc. and Southern Union Company; Case No. CIV-00-119-PHX-ERC (U.S.D.C., District of Arizona) On January 21, 2000, ONEOK announced its withdrawal from the Southwest merger and filed a declaratory judgment action against Southwest. On January 24, 2000, Southwest Gas filed an action in Arizona naming ONEOK and Southern Union as defendants. The Complaint asserts claims against Southern Union for breach of contract, breach of the implied covenant of good faith and fair dealing, interference with contract, intentional interference with prospective economic advantage, misappropriation of trade secrets and declaratory relief. Southwest seeks damages against Southern Union in excess of $75,000 as well as exemplary damages. Southern Union has answered the Complaint, denying liability under all counts.

All of the above federal actions have been consolidated in the U. S. District Court in Arizona. A May 2002 trial date has been established for a trial of all claims remaining after summary judgment.

The Company believes that the results of the above-noted Southwest litigation will not have a materially adverse effect on the Company's financial condition, results of operations and cash flows.

Other Southern Union and its subsidiaries are parties to other legal proceedings that management considers to be normal actions to which an enterprise of its size and nature might be subject, Management does not consider these actions to be material to Southern Union's overall business or financial condition, results of operations or cash flows.

Commitments The Company is committed under various agreements to purchase certain quantities of gas in the future. At June 30, 2001, the Company has purchase commitments for certain quantities of gas at variable, market-based prices that have an annual value of $204,999,000. The Company's purchase commitments may extend over a period of several years depending upon when the required quantity is purchased. The Company has purchase gas tariffs in effect for all its utility service areas that provide for recovery of its purchase gas costs under defined methodologies.

In connection with the acquisition of the Pennsylvania Operations, the Company assumed a guaranty with a bank whereby the Company unconditionally guaranteed payment of financing obtained for the development of PEI Power Park. In March 1999, the Borough of Archbald, the County of Lackawanna, and the Valley View School District (together the Taxing Authorities) approved a Tax Incremental Financing Plan (TIF Plan) for the development of PEI Power Park. The TIF Plan requires that: (i) the Redevelopment Authority of Lackawanna County raise $10,600,000 of funds to be used for infrastructure improvements of the PEI Power Park; (ii) the Taxing Authorities create a tax increment district and use the incremental tax revenues generated from new development to service the $10,600,000 debt; and (iii) PEI Power Corporation, a subsidiary of the Company, guarantee the debt service payments. In May

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1999, the Redevelopment Authority of Lackawanna County borrowed $10,600,000 from a bank under a promissory note (TIF Debt). The TIF Debt has a 12-year term, with a 7.75% annual interest rate, and requires semi-annual principal and interest payments of approximately $725,000 (interest only for the first year). As of June 30, 2001, incremental tax revenues cover approximately 17% of the annual debt service. The balance outstanding on the TIF Debt was $9,943,000 as of June 30, 2001.

During fiscal 2001, the Company agreed to two three-year contracts with bargaining units representing Pennsylvania employees, which were effective in April 2001 and August 2000, respectively. In December 1998, the Company agreed to five-year contracts with each bargaining-unit representing Missouri employees, which were effective in May 1999. Of the Company's employees represented by unions, 44% are employed by Missouri Gas Energy, 35% are employed by the New England Division and 19% are employed by PG Energy.

The Company had standby letters of credit outstanding of $2,716,000 and $6,199,000 at June 30, 2001 and 2000, respectively, which guarantee payment of various insurance premiums and state taxes.



--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                      XVII Quarterly Operations (Unaudited)

                                       Quarter Ended
   Year Ended     --------------------------------------------------
  June 30, 2001   September 30 December 31(1) March 31(2) June 30(2)    Total
----------------  ------------ -------------- ----------- ----------  ----------

Total operating
 revenues.......  $  144,468   $  605,339     $  914,654  $ 268,352   $1,932,813
Operating
 margin.........      54,857      147,560        195,585     91,260      489,262
Net operating
 revenues
 (loss).........      (2,987)      53,721         92,724    (10,595)     132,863
Net earnings
 (loss) avail-
 able for
 common stock...     (13,974)      19,318         40,806     11,135       57,285
Earnings (loss)
 per share --
 diluted(3).....        (.28)         .35            .73        .20         1.04


                                          Quarter Ended
   Year Ended        -----------------------------------------------
  June 30, 2001      September 30  December 31   March 31   June 30     Total
----------------     ------------ ------------- ---------- ---------  ----------

Total operating
 revenues.......    $     84,786  $    239,595  $  344,789 $ 162,534  $  831,704
Operating
 margin.........          41,545        83,226     112,801    61,538     299,110
Net operating
 revenues.......           1,807        30,897      52,902     4,508      90,114
Net earnings
 (loss) avail-
 able for
 common stock...          (6,100)        7,132      19,516   (10,703)      9,845
Earnings (loss)
 per share --
 diluted(3).....            (.18)          .15         .36      (.21)        .21

------------------------
(1) Net earnings for the three-month period ended December 31, 2000, were positively impacted by both the sale of non-core real estate and a portion of Southern Union's holdings in Capstone Turbine Corporation, realizing after-tax gains of $12,046,000 or $.22 per share. Excluding the effect of these items, net earnings for the three-month period ended December 31, 2000 were $7,272,000 or $.13 per share.
(2) Net earnings during the third and fourth quarter of 2001 benefited from the sale of a portion of Southern Union's holdings in Capstone Turbine Corporation realizing after-tax gains of $38,682,000. Excluding the effect of this item, net earnings for the quarter ended March 31, 2001 were $34,059,000 or $.61 per share, and the net loss for the quarter ended June 30, 2001 was $20,800,000 or $.40 per share.
(3) The sum of earnings per share by quarter may not equal the net earnings per common and common share equivalents for the year due to variations in the weighted average common and common share equivalents outstanding used in computing such amounts.

--------------------------------------------------------------------------------

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of Southern Union Company:


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of stockholders' equity, present fairly, in all material respects, the financial position of Southern Union Company and its subsidiaries at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note I to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities effective July 1, 2000.



PricewaterhouseCoopers  LLP

Austin, Texas
August 7, 2001, except for
Note IX, as to which the
date is September 19, 2001




--------------------------------------------------------------------------------

                     SUBSIDIARIES OF THE COMPANY                      Exhibit 21



                  Name                         State or Country of Incorporation
--------------------------------------------   ---------------------------------

Alternate Energy Corporation                            Rhode Island
Atlantic Gas Corporation                                Delaware
Energia Estrella del Sur, S. A. de C. V.                Mexico
Enhanced Service Systems, Inc.                          Delaware
Fall River Gas Appliance Company, Inc.                  Massachusetts
Mercado Gas Services, Inc.                              Delaware
Norteno Pipeline Company                                Delaware
PEI Power Corporation                                   Pennsylvania
PG Energy Services, Inc.                                Pennsylvania
ProvEnergy Power Company, LLC                           Rhode Island
Southern Transmission Company                           Delaware
Southern Union Energy International, Inc.               Delaware
Southern Union Financing I                              Delaware
Southern Union International Investments, Inc.          Delaware
SUPro Energy Company                                    Delaware
Valley Appliance and Merchandising Company              Rhode Island


--------------------------
Note: Certain wholly-owned subsidiaries of Southern Union Company are not named above. Considered in the aggregate as a single subsidiary, these unnamed entities would not constitute a "significant subsidiary" at the end of the year covered by this report. Additionally, the Company has other subsidiaries that conduct no business except to the extent necessary to maintain their corporate name or existence.



--------------------------------------------------------------------------------

                  CONSENT OF INDEPENDENT ACCOUNTANTS                  Exhibit 23




We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (File Nos. 333-87617, 333-02965 and 333-10585) and Form S-8 (File Nos. 33-37261, 33-69596, 33-69598, 33-61558, 33-79443, 333-08994,
333-42635, 333-89971, 333-90347, 333-36146, 333-36150, 333-46382 and 333-47144)
of Southern Union Company and its subsidiaries of our report dated August 7, 2001, except for Note IX, as to which the date is September 19, 2001, relating to the consolidated financial statements, which appears in this Annual Report on Form 10-K.



                                      PricewaterhouseCoopers LLP


Austin, Texas
September 28, 2001




--------------------------------------------------------------------------------

                          POWER OF ATTORNEY                           Exhibit 24



KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Thomas F. Karam, Dennis K. Morgan and
David J. Kvapil, or any of them, acting individually or together, as such person's true and lawful attorney(s)-in-fact and agent(s), with full power of substitution and revocation, to act in any capacity for such person and in such person's name, place and stead in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended June 30, 2001 of Southern Union Company, a Delaware corporation, and any amendments thereto, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission and the New York Stock Exchange.

Dated:    September 26, 2001


GEORGE L. LINDEMANN                     ADAM M. LINDEMANN
------------------------------          ----------------------------------------
George L. Lindemann                     Adam M. Lindemann



JOHN E. BRENNAN                         ROGER J. PEARSON
------------------------------          ----------------------------------------
John E. Brennan                         Roger J. Pearson



THOMAS F. KARAM                         GEORGE ROUNTREE, III
------------------------------          ----------------------------------------
Thomas F. Karam                         George Rountree, III



FRANK W. DENIUS                         RONALD W. SIMMS
------------------------------          ----------------------------------------
Frank W. Denius                         Ronald W. Simms



AARON I. FLEISCHMAN                     DAN K. WASSONG
------------------------------          ----------------------------------------
Aaron I. Fleischman                     Dan K. Wassong



KURT A. GITTER, M.D.
------------------------------
Kurt A. Gitter




--------------------------------------------------------------------------------

                          SECOND AMENDED AND RESTATED              Exhibit 10(a)

                           REVOLVING CREDIT AGREEMENT

                           (LONG-TERM CREDIT FACILITY)


                            DATED AS OF MAY 29, 2001


                                  BY AND AMONG


                             SOUTHERN UNION COMPANY

                                 as the Borrower

                                       AND

                             THE BANKS NAMED HEREIN

                                  as the Banks

                                       AND

                            THE CHASE MANHATTAN BANK

                           as the Administrative Agent

                                       AND

                      BANK ONE, NA and FLEET NATIONAL BANK

                            as Co-Syndication Agents

                                       AND

            FIRST UNION NATIONAL BANK and THE MIZUHO FINANCIAL GROUP

                           as Co-Documentation Agents

                                       AND

                            JPMORGAN SECURITIES INC.

                    as the Sole Book Runner and Lead Arranger



--------------------------------------------------------------------------------

PAGE>



             SECOND AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT
                           (LONG-TERM CREDIT FACILITY)



Reference is hereby made to that certain Amended and Restated Revolving Credit Agreement (Long-Term Credit Facility) dated as of May 31, 2000, executed by and between SOUTHERN UNION COMPANY, a corporation organized under the laws of Delaware (the "Borrower"), the financial institutions listed on the signature pages of said Revolving Credit Agreement (each of said financial institutions now or hereafter a party to said Revolving Credit Agreement being hereinafter referred to collectively as "Banks" and individually as a "Bank"), and CHASE BANK OF TEXAS, NATIONAL ASSOCIATION, a national banking association, which has been succeeded through merger by THE CHASE MANHATTAN BANK, a New York banking corporation ("Chase"), in its capacity as agent (the"Agent") for the Banks.

The Borrower, the Banks and the Agent have previously amended said Amended and Restated Revolving Credit Agreement pursuant to the terms of a First Amendment to Amended and Restated to Revolving Credit Agreement (Long-Term Credit Facility) dated as of August 4, 2000 (the "First Amendment"). Said Revolving Credit Agreement, as previously amended by the First Amendment, is referred to herein as the "Original Agreement."

As a result of certain discussions between the Borrower, the Agent and the Banks, the parties to the Original Agreement now desire to amend and restate the Original Agreement in its entirety. Accordingly, the Original Agreement is hereby amended and restated in its entirety to hereafter be and read as follows:

SOUTHERN UNION COMPANY, a corporation organized under the laws of Delaware (hereinafter called the "Borrower"), the financial institutions listed on the signature pages hereof (collectively, the "Banks" and individually, a "Bank"), THE CHASE MANHATTAN BANK, a New York banking corporation ("Chase"), in its capacity as administrative agent (the "Agent") for the Banks hereunder, BANK ONE, NA and FLEET NATIONAL BANK, in their capacity as co-syndication agents ("Co-Syndication Agents") for the Banks hereunder, and FIRST UNION NATIONAL BANK and THE MIZUHO FINANCIAL GROUP, in their capacity as co-documentation agents ("Co-Documentation Agents") for the Banks hereunder, hereby agree as follows:

1. CERTAIN DEFINITIONS. As used in this Agreement, the following terms shall have the following meanings:

     "Additional Costs" shall mean, with respect to any Rate Period in the case of any Eurodollar Rate Loan, all costs, losses or payments, as determined by any Bank in its sole and absolute discretion (which determination shall be conclusive in the absence of manifest error) that such Bank or its Domestic Lending Office or its Eurodollar Lending Office does, or would, if such Eurodollar Rate Loan were funded during such Rate Period by the Domestic Lending Office or the Eurodollar Lending Office of such Bank, incur, suffer or make by reason of:

     (a) any and all present or future taxes (including, without limitation, any interest equalization tax or any similar tax on the acquisition of debt obligations, or any stamp or registration tax or duty or official or sealed papers tax), levies, imposts or any other charge of any nature whatsoever imposed by any taxing authority on or with regard to any aspect of the transactions contemplated by this Agreement, except such taxes as may be measured by the overall net income of such Bank or its Domestic Lending Office or its Eurodollar Lending Office and imposed by the jurisdiction, or any political subdivision or taxing authority thereof, in which such Bank's Domestic Lending Office or its Eurodollar Lending Office is located; and

     (b) any increase in the cost to such Bank of agreeing to make or making, funding or maintaining any Eurodollar Rate Loan because of or arising from (i) the introduction of, or any change (other than any change by way of imposition or increase of reserve requirements, in the case of any Eurodollar Rate Loan, included in the Eurodollar Rate Reserve Percentage) in or in the interpretation or administration of, any law or regulation or (ii) the compliance with any request from any central bank or other governmental authority (whether or not having the force of law).

     "Affiliate" shall mean any Person controlling, controlled by or under common control with any other Person. For purposes of this definition, "control" (including "controlled by" and "under common control with") means the

--------------------------------------------------------------------------------
     possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such Person, whether through the ownership of voting securities or otherwise. If any Person shall own, directly or indirectly, beneficially or of record, twenty percent (20%) or more of the voting equity (whether outstanding capital stock, partnership interests or otherwise) of another Person, such Person shall be deemed to be an Affiliate.

     "Agent" shall have the meaning set forth in the preamble hereto.

     "Agreement" shall mean this Revolving Credit Agreement, as the same may be amended, modified, supplemented or restated from time to time.

     "Alternate Base Rate" shall mean, for any day, a rate, per annum (rounds upward to the nearest 1/16 of 1%) equal to: (a) the greatest of (i) the Prime Rate (computed on the basis of the actual number of days elapsed over a year of 365 or 366 days, as the case may be) in effect on such day; or
     (ii) the Federal Funds Rate in effect for such day plus one-half of one percent (1/2%) (computed on the basis of the actual number of days elapsed over a year of 360 days).

     "Alternate Base Rate Loan" shall mean any Loan which bears interest at the Alternate Base Rate.

     "Applicable Lending Office" shall mean, with respect to each Bank, such Bank's (a) Domestic Lending Office in the case of an Alternate Base Rate Loan; and (b) Eurodollar Lending Office in the case of a Eurodollar Rate Loan.

     "Assignment and Acceptance" shall have the meaning set forth in Section 13.13.

     "Available Senior Funded Debt Capacity" for any period shall mean, as of the first day of that period, the principal amount of additional Senior Funded Debt that the Borrower would be permitted to issue under the then existing indentures, note purchase agreements and credit agreements (other than the Agreement and other revolving credit agreements).

     "Bank" shall have the meaning set forth in the preamble hereto and shall include the Agent, in its individual capacity.

     "Borrower" shall have the meaning set forth in the preamble hereto.

     "Borrowing Date" shall mean a date upon which the Borrower has requested a Loan is to be made in a Notice of Borrowing delivered pursuant to Section 2.1.

     "Business Day" shall mean a day when the Agent is open for business, provided that, if the applicable Business Day relates to any Eurodollar Rate Loan, it shall mean a day when the Agent is open for business and banks are open for business in the London interbank market and in New York City.

     "Capital Lease" shall mean any lease of any Property (whether real, personal, or mixed) which, in conformity with GAAP, is accounted for as a capital lease on the balance sheet of the lessee.

     "Capitalized Lease Obligations" shall mean, for the Borrower and its Subsidiaries, any of their obligations that should, in accordance with GAAP, be recorded as Capital Leases.

     "Cash Interest Expense" shall mean, for any period, total interest expense to the extent paid in cash (including the interest component of Capitalized Lease Obligations and capitalized interest and all dividends and interest paid on or with respect to Borrower's Structured Securities) of the Borrower and any Subsidiary for such period all as determined in conformity with GAAP.

     "Closing Date" shall mean May 29, 2001.


--------------------------------------------------------------------------------

     "Code" shall mean the Internal Revenue Code of 1986, as amended, as now or hereafter in effect, together with all regulations, rulings and interpretations thereof or thereunder issued by the Internal Revenue Service.

     "Commitment" shall have the meaning set forth in Section 2.1(a) and "Commitments" shall mean, collectively, the Commitments of all of the Banks.

     "Consolidated Net Income" shall mean for any period the consolidated net income of the Borrower and all Subsidiaries, determined in accordance with GAAP, for such period.

     "Consolidated Net Worth" shall mean, for any period for the Borrower and all Subsidiaries, (a) the consolidated stockholders' equity of the Borrower and its Subsidiaries, and preferred securities of the Borrower's Subsidiaries, all determined in accordance with GAAP, less (b) the sum of the following consolidated items, without duplica tion: the book amount of any deferred charges (including, but not limited to, unamortized debt discount and expenses, organization expenses, experimental and development expenses, but excluding prepaid expenses) that are not permitted to be recovered by the Borrower under rates permitted under rate tariffs, plus
     (c) the sum of all amounts contributed or paid by the Borrower to the Rabbi Trusts for purposes of funding the same, but only to the extent such contributions and payments are required to be deducted from the consolidated stockholders' equity of the Borrower and its Subsidiaries in accordance with GAAP.

     "Consolidated Total Capitalization" shall mean at any time the sum of: (a) Consolidated Net Worth at such time; plus (b) the principal amount of outstanding Debt of the Borrower and its Subsidiaries.

     "Consolidated Total Indebtedness" shall mean all Debt of the Borrower and all Subsidiaries including any current maturities thereof, plus, without duplication, all amounts outstanding under Standby Letters of Credit and, without duplication, all Facility Letter of Credit Obligations.

     "Debt" means (without duplication), for any Person indebtedness for money borrowed determined in accordance with GAAP but in any event including, (a) indebtedness of such Person for borrowed money or arising out of any extension of credit to or for the account of such Person (including, without limitation, extensions of credit in the form of reimbursement or payment obligations of such Person relating to letters of credit issued for the account of such Person) or for the deferred purchase price of property or services, except indebtedness which is owing to trade creditors in the ordinary course of business and which is due within thirty (30) days after the original invoice date; (b) indebtedness of the kind described in clause
     (a) of this definition which is secured by (or for which the holder of such Debt has any existing right, contingent or otherwise, to be secured by) any Lien upon or in Property (including, without limitation, accounts and contract rights) owned by such Person, whether or not such Person has assumed or become liable for the payment of such indebtedness or obligations; (c) Capitalized Lease Obligations of such Person; (d) obligations under direct or indirect Guaranties other than Guaranties issued by the Borrower covering obligations of the Southern Union Trusts under the Structured Securities. Whenever the definition of Debt is being used herein in order to compute a financial ratio or covenant applicable to the consolidated business of the Borrower and its Subsidiaries, Debt which is already included in such computation by virtue of the fact that it is owed by a Subsidiary of the Borrower will not also be added by virtue of the fact that the Borrower has executed a guaranty with respect to such Debt that would otherwise require such guaranteed indebtedness to be considered Debt hereunder. Nothing contained in the foregoing sentence is intended to limit the other provisions of this Agreement which contain limitations on the amount and types of Debt which may be incurred by the Borrower or its Subsidiaries.

     "Debtor Laws" shall mean all applicable liquidation, conservatorship, bankruptcy, moratorium, arrangement, receivership, insolvency, reorganization, or similar laws, or general equitable principles from time to time in effect affecting the rights of creditors generally.

     "Default" shall mean any of the events specified in Section 11, whether or not there has been satisfied any requirement in connection with such event for the giving of notice, or the lapse of time, or the happening of any further condition, event or act.

     "Dollars" and "$" shall mean lawful currency of the United States of America.


--------------------------------------------------------------------------------

     "Domestic Lending Office" shall mean, with respect to each Bank, the office of such Bank located at its "Address for Notices" set forth below the name of such Bank on the signature pages hereof or such other office of such Bank as such Bank may from time to time specify to the Borrower and the Agent.

     "EBDIT" shall mean for any period the sum of (a) consolidated net earnings for the Borrower and its Subsidiaries (excluding for all purposes hereof all extraordinary items), plus (b) each of the following to the extent actually deducted in deriving such net earnings: (i) depreciation and amortization expense; (ii) interest expense; (iii) federal and state income taxes; and (iv) dividends charged against income on or with respect to Structured Securities, in each case before adjustment for extraordinary items, as shown in the financial statements of Borrower and its Subsidiaries referred to in Section 7.2 hereof (excluding for all purposes hereof all extraordinary items), and determined in accordance with GAAP, and (c) plus (or minus, if applicable) the net amount of non- cash deductions from (or additions to, if applicable) such net earnings for such period attributable to fluctuations in the market price(s) of securities which the Borrower is obligated to purchase in future periods under any of the Rabbi Trusts, but only to the extent that such deductions (or additions, if applicable) are required to be taken in accordance with GAAP.

     "Eligible Assignee" shall mean: (i) any Bank, or any Affiliate of any Bank, or any institution 100% of the voting stock of which is directly, or indirectly owned by such Bank or by the immediate or remote parent of such Bank; or (ii) a commercial bank, a foreign branch of a United States commercial bank, a domestic branch of a foreign commercial bank or other financial institution having in each case assets in excess of $1,000,000,000.00.

     "Environmental Law" shall mean (a) the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (as amended by the Superfund Amendments and Reauthorization Act of 1986, 42 U.S.C.A. ss. 9601 et seq.), as amended from time to time, and any and all rules and regulations issued or promulgated thereunder ("CERCLA"); (b) the Resource Conservation and Recovery Act (as amended by the Hazardous and Solid Waste Amendment of 1984, 42 U.S.C.A. ss. 6901 et seq.), as amended from time to time, and any and all rules and regulations promulgated thereunder ("RCRA"); (c) the Clean Air Act, 42 U.S.C.A. ss. 7401 et seq., as amended from time to time, and any and all rules and regulations promulgated thereunder; (d) the Clean Water Act of 1977, 33 U.S.CA ss. 1251 et seq., as amended from time to time, and any and all rules and regulations pro mulgated thereunder; (e) the Toxic Substances Control Act, 15 U.S.C.A. ss. 2601 et seq., as amended from time to time, and any and all rules and regulations promulgated thereunder; or (f) any other federal or state law, statute, rule, or emulation enacted in connection with or relating to the protection or regulation of the environment (including, without limitation, those laws, statutes, rules, and regulations regulating the disposal, removal, production, storing, refining, handling, transferring, processing, or transporting of Hazardous Materials) and any rules and regulations issued or promulgated in connection with any of the foregoing by any governmental authority, and "Environmental Laws" shall mean each of the foregoing.

     "EPA" shall mean the Environmental Protection Agency, or any successor organization.

     "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended from time to time, and all rules, regulations, rulings and interpretations thereof issued by the Internal Revenue Service or the Department of Labor thereunder.

     "Eurocurrency Liabilities" shall have the meaning assigned to that term in Regulation D of the Board of Governors of the Federal Reserve System, as in effect from time to time.

     "Eurodollar Lending Office" shall mean, with respect to each Bank, the office of such Bank located at its "Address for Notices" set forth below the name of such Bank on the signature pages hereof, or such other office of such Bank as such Bank may from time to time specify to the Borrower and the Agent.

     "Eurodollar Rate" shall mean with respect to the applicable Rate Period in effect for each Eurodollar Rate Loan, the sum of (a) the quotient obtained by dividing (i) the annual rate of interest determined by the Agent, at or before 11:00 a.m. Houston time (or as soon thereafter as practicable), on the second Business Day prior to the first day of such Rate Period, to be the annual rate of interest at which deposits of Dollars are offered to the Agent by prime banks in whatever Eurodollar interbank market may be selected by the Agent in its sole discretion, acting in good faith, at the time of determination and in accordance with then existing practice in such

--------------------------------------------------------------------------------
     market for delivery on the first day of such Rate Period in immediately available funds and having a maturity equal to such Rate Period in an amount substantially equal to the amount of such Eurodollar Rate Loan by
     (ii) a percentage equal to 100% minus the Eurodollar Rate Reserve Percentage for such Rate Period, plus (b) an additional percentage per annum changing with the rating of the Borrower's unsecured, non-credit enhanced Senior Funded Debt and determined in accordance with the following grid:


       Rating of the Borrower's unsecured, non-credit         Additional Per-
              enhanced Senior Funded Debt                    centage Per Annum
     ------------------------------------------------      ---------------------
     Equal to or greater than A3 by Moody's Investor
     Service, Inc. and equal to or greater than A- by
                   ---
     Standard and Poor's Ratings Group                             0.650%
     ------------------------------------------------      ---------------------
     Baa1 by Moody's Investor Service, Inc. or BBB+
                                            --
     by Standard and Poor's Ratings Group                          0.750%
     ------------------------------------------------      ---------------------
     Baa2 by Moody's Investor Service, Inc. or BBB by
                                            --
     Standard and Poor's Ratings Group                             0.800%
     ------------------------------------------------      ---------------------
     Baa3 by Moody's Investor Service,  Inc. or BBB-
                                             --
     by Standard and Poor's Ratings Group                          0.850%
     ------------------------------------------------      ---------------------
     Equal to or less than Ba1 by Moody's Investor
     Service, Inc. and equal to or less than BB+ by
                   ---
     Standard and Poor's Ratings Group                             1.350%
     ================================================       ====================

     "Eurodollar Rate Loan" shall mean any Loan that bears interest at the Eurodollar Rate.

     "Eurodollar Rate Reserve Percentage" of the Agent for any Rate Period for any Eurodollar Rate Loan shall mean the reserve percentage applicable during such Rate Period (or if more than one such percentages shall be so applicable, the daily average of such percentages for those days in such Rate Period during which any such percentage shall be so applicable) under regulations issued from time to time by the Board of Governors of the Federal Reserve System (or any successor) for determining the maximum reserve requirement (including, without limitation, any emergency, supplemental, or other marginal reserve requirement) for member banks of the Federal Reserve System with deposits exceeding $1,000,000,000 with respect to liabilities or assets consisting of or including Eurocurrency Liabilities having a term equal to such Rate Period.

     "Event of Default" shall mean any of the events specified in Section 11, provided that there has been satisfied any requirement in connection with such event for the giving of notice, or the lapse of time, or the happening of any further condition, event or act.

     "Expiration Date" shall mean the last day of a Rate Period.

     "Facility Letter(s) of Credit" shall mean, in the singular form, any Standby Letter of Credit issued by an Issuing Bank for the account of the Borrower pursuant to Section 3 and, in the plural form, all such Standby Letters of Credit issued for the account of the Borrower.



--------------------------------------------------------------------------------

     "Facility Letter of Credit Fee Percentage" shall mean a fee expressed as a percent per annum for all periods equal to a percentage per annum changing with the rating of the Borrower's unsecured, non-credit enhanced Senior Funded Debt and determined in accordance with the following grid:


       Rating of the Borrower's unsecured, non-credit         Additional Per-
              enhanced Senior Funded Debt                    centage Per Annum
     ------------------------------------------------      ---------------------
     Equal to or greater than A3 by Moody's Investor
     Service, Inc. and equal to or greater than A- by
                   ---
     Standard and Poor's Ratings Group                             0.650%
     ------------------------------------------------      ---------------------
     Baa1 by Moody's Investor Service, Inc. or BBB+
                                            --
     by Standard and Poor's Ratings Group                          0.750%
     ------------------------------------------------      ---------------------
     Baa2 by Moody's Investor Service, Inc. or BBB by
                                            --
     Standard and Poor's Ratings Group                             0.800%
     ------------------------------------------------      ---------------------
     Baa3 by Moody's Investor Service,  Inc. or BBB-
                                             --
     by Standard and Poor's Ratings Group                          0.850%
     ------------------------------------------------      ---------------------
     Equal to or less than Ba1 by Moody's Investor
     Service, Inc. and equal to or less than BB+ by
                   ---
     Standard and Poor's Ratings Group                             1.350%
     ================================================       ====================

     "Facility Letter of Credit Obligations" shall mean, at any particular time, the sum of (a) the Reimbursement Obligations, plus (b) the aggregate undrawn face amount of all outstanding Facility Letters of Credit, in each case as determined by the Agent.

     "Federal Funds Rate" shall mean, for any period, a fluctuating interest rate per annum equal for each day during such period to the weighted average of the rates (rounded to the nearest 1/100 of 1%) on overnight federal fund transactions with members of the Federal Reserve System arranged by federal funds brokers, as published for such day (or, if such day is not a Business Day, for the next preceding Business Day) by the Federal Reserve Bank of New York, or, if such rate is not so published for any day which is a Business Day, the average of the quotations for such day on such transactions received by the Agent from Fulton Prebon and Garvin Guy Butler or two other federal funds brokers of recognized standing selected by the Agent.

     "Funded Debt" means all Debt of a Person which matures more than one year from the date of creation or matures within one year from such date but is renewable or extendible, at the option of such Person, by its terms or by the terms of any instrument or agreement relating thereto, to a date more than one year from such date or arises under a revolving credit or similar agreement which obligates Banks to extend credit during a period of more than one year from such date, including, without limitation, all amounts of any Funded Debt required to be paid or prepaid within one year from the date of determination of the existence of any such Funded Debt.

     "GAAP" shall mean generally accepted accounting principles, applicable to the circumstances as of the date of determination, applied consistently with such principles as applied in the preparation of the Borrowers audited financial statements referred to in Section 7.2.

     "General Intangibles" shall mean all of the Borrower's contract rights now existing or hereafter acquired, arising or created under contracts or arrangements for the purchase, sale, storage or transportation of gas or other Inventory.

     "Governmental Authority" shall mean any (domestic or foreign) federal, state, county, municipal, parish, pro vincial, or other government, or any department, commission, board, court, agency (including, without limitation, the EPA), or any other instrumentality of any of them or any other political subdivision thereof, and any entity exercising executive, legislative, judicial, regulatory, or administrative functions of, or pertaining to, government, including, without limitation, any arbitration panel, any court, or any commission.

     "Governmental Requirement" means any Order, Permit, law, statute (including, without limitation, any Environ mental Protection Statute), code, ordinance, rule, regulation, certificate, or other direction or requirement of any Governmental Authority.


--------------------------------------------------------------------------------

     "Guaranty" means, with respect to any Person, any obligation, contingent or otherwise, of such Person directly or indirectly guaranteeing any Debt of another Person, including, without limitation, by means of an agreement to purchase or pay (or advance or supply funds for the purchase or payment of) such Debt or to maintain financial covenants, or to assure the payment of such Debt by an agreement to make payments in respect of goods or services regardless of whether delivered or to purchase or acquire the Debt of another, or otherwise, provided that the term "Guaranty" shall not include endorsements for deposit or collection in the ordinary course of business.

     "Hazardous Materials" shall mean any substance which, pursuant to any Environmental Laws, requires special handling in its collection, use, storage, treatment or disposal, including but not limited to any of the following: (a) any "hazardous waste" as defined by RCRA; (b) any "hazardous substance" as defined by CERCLA; (c) asbestos; (d) polychlorinated biphenyls; (e) any flammables, explosives or radioactive materials; and (f) any substance, the presence of which on any of the Borrower's or any Subsidiary's properties is prohibited by any Governmental Authority.

     "Highest Lawful Rate" shall mean, with respect to each Bank, the maximum nonusurious interest rate, if any, that at any time or from time to time may be contracted for, taken, reserved, charged, or received with respect to the Notes or on other amounts, if any, due to such Bank pursuant to this Agreement, under laws applicable to such Bank which are presently in effect, or, to the extent allowed by law, under such applicable laws which may hereafter be in effect and which allow a higher maximum nonusurious interest rate than applicable laws now allow.

     "Indemnified Parties" shall have the meaning set forth in Section 13.16.

     "Interest Payment Date" shall mean (a) as to any Eurodollar Rate Loan in which the Rate Period with respect thereto is not greater than three (3) months, the date on which such Rate Period ends; (b) as to any Eurodollar Rate Loan in which the Rate Period with respect thereto is greater than three (3) months, the date on which the third month of such Rate Period ends, and the date on which each such Rate Period ends; (c) as to any Alternate Base Rate Loan in which the Rate Period with respect thereto is not greater than ninety (90) days, the date on which such Rate Period ends;
     (d) as to any Alternate Base Rate Loan in which the Rate Period with respect thereto is greater than ninety (90) days, the ninetieth (90th) day of such Rate Period, and the date on which each such Rate Period ends; and
     (e) as to all Loans, such time as the principal of and interest on the Notes shall have been paid in full.

     "Inventory" means, with respect to Borrower or any Subsidiary, all of such Person's now owned or hereafter acquired or created inventory in all of its forms and of every nature, wherever located, whether acquired by purchase, merger, or otherwise, and all raw materials, work in process therefor and finished goods thereof, and all supplies, materials, and products of every nature and description used, usable, or consumed in connection with the manufacture, packing, shipping, advertising, selling, leasing, furnishing, or production of such goods, and shall include, in any event, all "inventory" (within the meaning of such term in the Uniform Commercial Code in effect in any applicable jurisdiction), whether in mass or joint, or other interest or right of any kind in goods which are returned to, repossessed by, or stopped in transit by such Person, and all accessions to any of the foregoing and all products of any of the foregoing.

     "Investment" of any Person means any investment so classified under GAAP, and, whether or not so classified, includes (a) any direct or indirect loan advance made by it to any other Person; (b) any direct or indirect Guaranty for the benefit of such Person; provided, however, that for purposes of determining Investments of Borrower hereunder, the existing Guaranty by Borrower of certain tax increment financing extended by The Fidelity Deposit and Discount Bank to The Redevelopment Authority of the County of Lackawanna shall be deemed to not be an Investment; (c) any capital contribution to any other Person; and (d) any ownership or similar interest in any other Person; and the amount of any Investment shall be the original principal or capital amount thereof (plus any subsequent principal or capital amount) minus all cash returns of principal or capital thereof.

     "Issuing Bank" shall mean (a) Banks and/or Affiliates of Banks listed on the signature pages of this Agreement attached hereto and made a part hereof, or (b) any Bank or any Affiliate not listed on the signature pages of this Agreement in the event that such Bank or such Affiliate agrees, in its sole discretion at the request of the

--------------------------------------------------------------------------------

     Borrower, and on the terms and conditions mutually acceptable to such Bank or such Affiliate, as the case may be, to become an Issuing Bank for the purpose of issuing one or more Facility Letters of Credit pursuant to
     Section 3. When a Bank is referred to as an Issuing Bank under this Agreement, such reference to such Bank shall be interpreted to refer to such Bank solely in its capacity as an Issuing Bank.

     "L/C Subfacility" shall mean that portion of the Commitments equal to $30,000,000.00.

     "Letter(s) of Credit" shall mean, in the singular form, any letter of credit issued by any Person for the account of the Borrower and, in the plural form, all such letters of credit issued by any Person for the account of the Borrower.

     "Letter of Credit Commitment" shall mean, with respect to each Issuing Bank, such Issuing Bank's commitment to issue Facility Letters of Credit.

     "Letter of Credit Reimbursement Agreement" shall mean, with respect to a Facility Letter of Credit, such form of application therefor and form of reimbursement agreement therefor (whether in a single or several documents, taken together) as the Issuing Bank from which the Facility Letter of Credit is requested may employ in the ordinary course of business for its own account, whether or not providing for collateral security, with such modifications thereto as may be agreed upon by such Issuing Bank and the account party and as are not materially adverse to the interests of any Bank; provided, however, in the event of any conflict between the terms of any Letter of Credit Reimbursement Agreement and this Agreement, the terms of this Agreement shall control; and provided, further, that any grant or purported grant of a security interest in favor of the Issuing Bank contained in any Letter of Credit Reimbursement Agreement shall be void.

     "Lien" shall mean any mortgage, deed of trust, pledge, security interest, encumbrance, lien (including without limitation, any such interest arising under any Environmental Law), or similar charge of any kind (including without limitation, any agreement to give any of the foregoing, any conditional sale or other title retention agreement or any lease in the nature thereof), or the interest of the lessor under any Capital Lease.

     "Loan" or "Loans" shall mean a loan or loans, respectively, from the Banks to the Borrower made under Section 2.1.

     "Loan Document" shall mean this Agreement, any Note, or any other document, agreement or instrument now or hereafter executed and delivered by the Borrower or any other Person in connection with any of the transactions contemplated by any of the foregoing, as any of the foregoing may hereafter be amended, modified, or supplemented, and "Loan Documents" shall mean, collectively, each of the foregoing.

     "Majority Bank" shall mean at any time Banks holding more than 50% of the unpaid principal amounts out standing under the Notes, or, if no such amounts are outstanding, more than 50% of the Pro Rata Percentages.

     "Material Adverse Effect" shall mean any material adverse effect on (a) the financial condition, business, properties, assets, prospects or operations of the Borrower and its Subsidiaries taken as a whole, or (b) the ability of the Borrower to perform its obligations under this Agreement, any Note or any other Loan Document on a timely basis.

     "Maturity Date" shall mean May 29, 2004, as modified pursuant to the provisions of Section 2.4 hereof.

     "Non-Facility Letter of Credit" shall mean any Letter of Credit which is not a Facility Letter of Credit.

     "Note" or "Notes" shall mean a promissory note or notes, respectively, of the Borrower, executed and delivered under this Agreement.

     "Notice of Borrowing" shall have the meaning set forth in Section 2.1(c).


--------------------------------------------------------------------------------

     "Obligations" shall mean (a) all obligations of the Borrower to the Bank under this Agreement, the Notes and all other Loan Documents to which it is a party; (b) all Reimbursement Obligations; and (c) any other obligations of the Borrower with respect to a Facility Letter of Credit.

     "Officer's Certificate" shall mean a certificate signed in the name of the Borrower or a Subsidiary, as the case may be, by either its President, one of its Vice Presidents, its Treasurer, its Secretary, or one of its Assistant Treasurers or Assistant Secretaries.

     "Person" shall mean an individual, partnership, joint venture, corporation, joint stock company, bank, trust, unincorporated organization and/or a government or any department or agency thereof.

     "Plan" shall mean any plan subject to Title IV of ERISA and maintained for employees of the Borrower or of any member of a "controlled group of corporations," as such term is defined in the Code, of which the Borrower or any Subsidiary is a member, or any such plan to which the Borrower or any Subsidiary is required to contribute on behalf of its employees.

     "Prime Rate" shall mean, on any day, the rate determined by the Agent as being its prime rate for that day. Without notice to the Borrower or any other Person, the Prime Rate shall change automatically from time to time as and in the amount by which said Prime Rate shall fluctuate, with each such change to be effective as of the date of each change in such Prime Rate. The Prime Rate is a reference rate and does not necessarily represent the lowest or best rate actually charged to any customer. The Agent may make commercial or other loans at rates of interest at, above or below the Prime Rate.

     "Prior Acquisitions" shall mean collectively the Borrower's previous acquisitions of and mergers with Fall River Gas Company, Providence Energy Corporation and Valley Resources, Inc.

     "Pro-Rata Percentage" shall mean with respect to any Bank, a fraction (expressed as a percentage), the numerator of which shall be the amount of such Bank's Commitment and the denominator of which shall be the aggregate amount of all the Commitments of the Banks, as adjusted from time to time in accordance with Section 4.6.

     "Property" shall mean any interest or right in any kind of property or asset, whether real, personal, or mixed, owned or leased, tangible or intangible, and whether now held or hereafter acquired.

     "Qualifying Assets" shall mean (i) equity interests owned one hundred percent (100%) by the Borrower in entities engaged primarily in one or more of the Borrower's lines of business described in Section 7.15 (singly, a "Qualified Entity," collectively, "Qualified Entities"), or productive assets used in one or more of such lines of business; provided, however, that as to any related group of such Assets acquired for a purchase price of more than Sixty Million Dollars ($60,000,000.00) (including the amount of any Debt assumed or deemed incurred in connection with such acquisition), the Majority Banks shall have delivered to the Borrower their prior written consent; and (ii) equity interests of less than one hundred percent (100%) owned by the Borrower in one or more Qualifying Entities, provided that at any one time the amount of the Borrower's investment in Qualifying Assets described in clause (ii) (measured by the aggregate purchase price paid therefor, including the aggregate amount of Debt assumed or deemed incurred by Borrower in connection with such acquisitions) does not exceed ten percent (10%) of the Consolidated Net Worth of the Borrower and its Subsidiaries as of the applicable determination date.

     "Rabbi Trusts" shall mean those four (4) certain non-qualified deferred compensation irrevocable trusts existing as of the Closing Date, previously established by the Borrower for the benefit of its executive employees, so long as the assets in each of such trusts which have not yet been distributed to one or more executive employees of the Borrower remain subject to the claims of the Borrower's general creditors.

     "Rate Period" shall mean the period of time for which the Alternate Base Rate or the Eurodollar Rate shall be in effect as to any Alternate Base Rate Loan or Eurodollar Rate Loan, as the case may be, commencing with the Borrowing Date or the Expiration Date of the immediately preceding Rate Period, as the case may be, applicable to and ending on the effective date of any reborrowing made as provided in Section 2.2(a) as the Borrower may

--------------------------------------------------------------------------------
     specify in the related Notice of Borrowing, subject, however, to the early termination provisions of the second sentence of Section 2.3(c) relating to any Eurodollar Rate Loan; provided, however, that any Rate Period that would otherwise end on a day which is not a Business Day shall be extended to the next succeeding Business Day unless such Business Day falls in another calendar month, in which case such Rate Period shall end on the next preceding Business Day. For any Alternate Base Rate Loan, the Rate Period shall be 90 days; and for any Eurodollar Rate Loan the Rate Period may be 15 days, 1, 2, 3, or 6 months, in each case as specified in the applicable Notice of Borrowing, subject to the provisions of Sections 2.2 and 2.3.

     "Reimbursement Obligations" shall mean the reimbursement or repayment obligations of the Borrower to Issuing Banks pursuant to this Agreement or the applicable Letter of Credit Reimbursement Agreement with respect to Facility Letters of Credit issued for the account of the Borrower.

     "Release" shall mean a "release", as such term is defined in CERCLA.

     "Restricted Payment" shall mean the Borrower's declaration or payment of any dividend on, or purchase or agreement to purchase any of, or making of any other distribution with respect to, any of its capital stock, except any such dividend, purchase or distribution consisting solely of capital stock of the Borrower, and except any dividend or interest paid on or with respect to the Borrower's Structured Securities to the extent that such amounts are included in Cash Interest Expense.

     "Securities Act" shall have the meaning set forth in Section 13.1.

     "Senior Funded Debt" shall mean Funded Debt of the Borrower excluding Debt that is contractually sub ordinated in right of payment to any other Debt.

     "Senior Notes" means (a) the $475,000,000 of 7.6% Senior Notes of the Borrower previously placed with investors on or about January 31, 1994, and
     (b) the $300,000,000 of 8.25% Senior Notes of the Borrower previously placed with investors on or about November 3, 1999, as such Senior Notes may be amended, modified, or supplemented from time to time in accordance with the terms of this Agreement; and "Senior Note" means each such note individually.

     "Short-Term Credit Facility" means that certain $150,000,000.00 credit facility provided to the Borrower by the Banks, as evidenced and governed by the Short-Term Credit Facility Agreement.

     "Short-Term Credit Facility Agreement" means that certain Amended and Restated Revolving Credit Agree ment (Short-Term Credit Facility) of even effective date herewith, executed by and among the Borrower, the Banks, and the Agent in connection with the Short-Term Credit Facility, as the same may be amended, modified, supplemented, or restated from time to time.

     "Short-Term Credit Facility Notes" means the promissory notes of the Borrower executed and delivered under the Short-Term Credit Facility Agreement.

     "Significant Property" shall mean at any time property or assets of the Borrower or any Subsidiary having a book value (net of accumulated depreciation taken in accordance with GAAP) of at least $5,000,000.00 or that contributed (or is an integrated physical portion of an assemblage of assets that contributed) at least 5% of the gross income of the owner thereof for the fiscal quarter most recently ended.

     "Southern Union Trust" means any of those certain Delaware business trusts organized for the sole purpose of purchasing Subordinated Debt Securities constituting a portion of, and described in the definition of, Structured Securities and issuing the Preferred Securities and Common Securities also constituting a portion of, and described in the definition of, Structured Securities, and having no assets other than the Borrower's Subordinated Debt Securities, the Guaranties (as described in the definition of Structured Securities) and the proceeds thereof. Southern Union Trusts shall be considered to be Subsidiaries for purposes hereof so long as their affairs are consolidated under GAAP and for federal income tax purposes with the affairs of the Borrower.


--------------------------------------------------------------------------------

     "Standby Letter of Credit" shall mean any standby letter of credit issued to support obligations (contingent or otherwise) of the Borrower.

     "Structured Securities" shall mean collectively (a) the Subordinated Debt Securities, the Guaranties, the Com mon Securities and the Preferred Securities of the Southern Union Trusts, all as described and defined in the Registration Statement on Form S-3 filed by the Borrower with the Securities and Exchange Commission on March 25, 1995, and (b) subordinated debt securities, guaranties, common securities and/or preferred securities issued in connection with the consummation of the Prior Acquisitions in an aggregate face amount of not more than $150,000,000 upon terms and conditions substantially similar in all material respects to the terms and condi tions described and defined in such Registration Statement on Form S-3 filed by the Borrower with the Securities and Exchange Commission on March 25, 1995. For all purposes of this Agreement, the amounts payable by Southern Union Trusts under the Preferred Securities and Common Securities (or similar securities provided for under subclause (b) above) and the amounts payable by the Borrower under the Subordinated Debt Securities or the Guaranties (or similar securities provided for under subclause (b) above) shall be treated without duplica tion, it being recognized that the amounts payable by Southern Union Trusts are funded with payments made or to be made by the Borrower to Southern Union Trusts and are also guaranteed by the Borrower under the Guaranties described in the S-3 mentioned above (or similar guaranties provided for under subclause (b) above).

     "Subsidiary" or "Subsidiaries" shall mean any corporation or corporations organized under the laws of any state of the United States of America, Canada, or any province of Canada, which conduct(s) the major portion of business in the United States of America or Canada and of which not less than 50% of the voting stock of every class (except for directors' qualifying shares), at the time as of which any determination is being made, is owned by the Borrower either directly or indirectly through other Subsidiaries.

     "Term Loan Facility" shall mean (a) that certain term loan facility to be provided to the Borrower in an aggregate amount of $575,000,000.00 under the terms of that certain Term Loan Credit Agreement dated August 28, 2000 by and among the Borrower, The Chase Manhattan Bank, as administrative agent, and the banks or financial institutions now or hereafter a party thereto, and (b) any and all amendments, modifications, increases, supplements and/or restatements of said credit facility hereafter existing from time to time.

     "Type" shall mean, with respect to any Loan, any Alternate Base Rate Loan or any Eurodollar Rate Loan.

     "Unused L/C Subfacility" shall mean, at any time, the amount, if any, by which the L/C Subfacility then in effect exceeds the aggregate outstanding amount of all Facility Letter of Credit Obligations.

2.   THE LOANS

     2.1   The Loans

           (a) Subject to the terms and conditions and relying upon the representations and warranties of the Borrower herein set forth, each Bank severally agrees to make Loans to the Borrower on any one or more Business Days prior to the Maturity Date, up to an aggregate principal amount of Loans not exceeding at any time outstanding: (i) the amount set opposite such Banks name on the signature pages hereof (such Bank's "Commitment"); minus (ii) such Bank's Pro Rata Percentage of the Facility Letter of Credit Obligations. Within such limits and during such period and subject to the terms and conditions of this Agreement, the Borrower may borrow, repay and reborrow hereunder.

           (b) The Borrower shall execute and deliver to the Agent for each Bank to evidence the Loans made by each Bank under such Bank's Commitment, a Note, which shall be: (i) dated the date of the Closing Date; (ii) in the principal amount of such Bank's maximum Commitment; (iii) in substantially the form attached hereto as Exhibit A, with blanks appropriately filled; (iv)
                            ---------
                  payable to the order of such Bank on the Maturity Date; and
                  (v) subject to acceleration upon the occurrence of an Event of Default. Each Note shall bear interest on the unpaid principal amount thereof from time to time outstanding at the rate per annum determined as specified in Sections 2.2(a), 2.2(b), 2.3(b) and 2.3(c), payable on each Interest Payment Date and at maturity, commencing with the first Interest Payment Date following the date of each Note.

--------------------------------------------------------------------------------

           (c) Each Loan shall be: (i) in the case of any Eurodollar Rate Loan, in an amount of not less than $1,000,000.00 or an integral multiple of $1,000,000.00 in excess thereof; or (ii) in the case of any Alternate Base Rate Loan, in an amount of not less than $500,000.00 or an integral multiple of $100,000.00 in excess thereof and, at the option of the Borrower, any borrowing under this Section 2.1(c) may be comprised of two or more such Loans bearing different rates of interest. Each such borrowing shall be made upon prior notice from the Borrower to the Agent in the form attached hereto as Exhibit B (the "Notice of Borrowing") delivered to the Agent
                  ---------
                  not later than 11:00 am (Houston time): (i) on the third Business Day prior to the Borrowing Date, if such borrowing consists of Eurodollar Rate Loans; and (ii) on the Borrowing Date, if such borrowing consists of Alternate Base Rate Loans. Each Notice of Borrowing shall be irrevocable and shall specify: (i) the amount of the proposed borrowing and of each Loan comprising a part thereof; (ii) the Borrowing Date; (iii) the rate of interest that each such Loan shall bear; (iv) the Rate Period with respect to each such Loan and the Expiration Date of each such Rate Period; and (v) the demand deposit account of the Borrower at The Chase Manhattan Bank into which the proceeds of the borrowing are to be deposited by the Agent. The Borrower may give the Agent telephonic notice by the required time of any proposed borrowing under this Section 2.1(c); provided that such telephonic notice shall be
                          -------- ----
                  confirmed in writing by delivery to the Agent promptly (but in no event later than the Borrowing Date relating to any such borrowing) of a Notice of Borrowing. Neither the Agent nor any Bank shall incur any liability to the Borrower in acting upon any telephonic notice referred to above which the Agent believes in good faith to have been given by the Borrower, or for otherwise acting in good faith under this Section 2.1(c).

           (d) In the case of a proposed borrowing comprised of Eurodollar Rate Loans, the Agent shall promptly notify each Bank of the applicable interest rate under Section 2.2. Each Bank shall, before 11:00 am (Houston time) on the Borrowing Date, make available for the account of its Applicable Lending Office to the Agent at the Agent's address set forth in Section 13.4, in same day funds, its Pro Rata Percentage of such borrowing. After the Agent's receipt of such funds and upon fulfillment of the applicable conditions set forth in Section 8, on the Borrowing Date, the Agent shall make the Borrowing available to the Borrower at its Applicable Lending Office in immediately available funds. Each Bank shall post on a schedule attached to its Note(s): (i) the date and principal amount of each Loan made under such Note; (ii) the rate of interest each such Loan will bear; and (iii) each payment of principal thereon; provided, however, that any failure of such
                                     --------  -------
                  Bank so to mark such Note shall not affect the Borrower's obligations thereunder; and provided further that such Bank's
                                              -------- -------
                  records as to such matters shall be controlling whether or not such Bank has so marked such Note. Any deposit to the Borrower's demand deposit account by the Agent or by The Chase Manhattan Bank (of funds received from the Agent) pursuant to a request (whether written or oral) believed by the Agent or by The Chase Manhattan Bank to be an authorized request by the Borrower for a Loan hereunder shall be deemed to be a Loan hereunder for all purposes with the same effect as if the Borrower had in fact requested the Agent to make such Loan.

           (e) Unless the Agent shall have received notice from a Bank prior to the date of any borrowing that such Bank will not make available to the Agent such Bank's Pro Rata Percentage of such borrowing, the Agent may assume that such Bank has made such portion available to the Agent on the date of such borrowing in accordance with this Section 2.1 and the Agent may, in reliance upon such assumption, make available to the Borrower on such date a corresponding amount. If and to the extent that such Bank shall not have so made such Pro Rata Percentage available to the Agent, such Bank and the Borrower severally agree to repay to the Agent forthwith on demand such corresponding amount together with interest thereon, for each day from the date such amount is made available to the Borrower until the date such amount is repaid to the Agent,
                  (i) in the case of the Borrower, at the interest rate applicable at the time to the Loans comprising such borrowing, and (ii) in the case of such Bank, at the Federal Funds Rate. If such Bank shall repay to the Agent such corresponding amount, such amount so repaid shall constitute such Bank's Loan as part of such borrowing for purposes of this Agreement.

           (f) The failure of any Bank to make the Loan to be made by it as part of any borrowing shall not relieve any other Bank of its obligation, if any, hereunder to make its Loan on the date of such borrowing,

--------------------------------------------------------------------------------
                  but no Bank shall be responsible for the failure of any other Bank to make the Loan to be made by such other Bank on the date of any borrowing.

     2.2   Interest Rate Determination

           (a) Except as specified in Sections 2.3(b) and 2.3(c), the Loans shall bear interest on the unpaid princi pal amount thereof from time to time outstanding, until maturity, at a rate per annum (calculated based on a year of 360 days in the case of the Eurodollar Rate or the Alternate Base Rate based on the Federal Funds Rate and a year of 365 or 366 days, as the case may be, in the case of the Alternate Base Rate based on the Prime Rate) equal to the lesser of (A) the rate specified in the Notice of Borrowing with respect thereto or (B) the Highest Lawful Rate from the first day to, but not including, the Expiration Date of the Rate Period then in effect with respect thereto.

           (b) Any principal, interest, fees or other amount owing hereunder, under any Note or under any other Loan Document that is not paid when due (whether at stated maturity, by acceleration or otherwise) shall bear interest at a rate per annum equal to the lesser of (i) two percent (2%) above the Alternate Base Rate in effect from time to time or (ii) the Highest Lawful Rate.

     2.3   Additional Interest Rate Provisions

           (a) The Note may be held by each Bank for the account of its respective Domestic Lending Office or its respective Eurodollar Lending Office, and may be transferred from one to the other from time to time as each Bank may determine.

           (b) If the Borrower shall have chosen the Eurodollar Rate in a Notice of Borrowing and prior to the Borrowing Date, any Bank in good faith determines (which determination shall be conclusive) that (i) deposits in Dollars in the principal amount of such Eurodollar Rate Loan are not being offered to the Eurodollar Lending Office of such Bank in the Eurodollar interbank market selected by such Bank in its sole discretion in good faith or (ii) adequate and reasonable means do not exist for ascertaining the chosen Eurodollar Rate in respect of such Eurodollar Rate Loan or (iii) the Eurodollar Rate for any Rate Period for such Eurodollar Rate Loan will not adequately reflect the cost to such Bank of making such Eurodollar Rate Loan for such Rate Period, then such Bank will so notify the Borrower and the Agent and such Eurodollar Rate shall not become effective as to such Eurodollar Rate Loan on such Borrowing Date or at any time thereafter until such time thereafter as the Borrower receives notice from the Agent that the circumstances giving rise to such determination no longer apply.

           (c) Anything in this Agreement to the contrary notwithstanding, if at any time any Bank in good faith determines (which determination shall be conclusive) that the introduction of or any change in any applicable law, rule or regulation or any change in the interpretation or administration thereof by any governmental or other regulatory authority charged with the interpretation or administration thereof shall make it unlawful for the Bank (or the Eurodollar Lending Office of such Bank) to maintain or fund any Eurodollar Rate Loan, such Bank shall give notice thereof to the Borrower and the Agent. With respect to any Eurodollar Rate Loan which is outstanding when such Bank so notifies the Borrower, upon such date as shall be specified in such notice the Rate Period shall end and the lesser of (i) the Alternate Base Rate or (ii) the Highest Lawful Rate shall commence to apply in lieu of the Eurodollar Rate in respect of such Eurodollar Rate Loan and shall continue to apply unless and until the Borrower changes the rate as provided in Section 2.2(a). No more than five (5) Business Days after such specified date, the Borrower shall pay to such Bank (x) accrued and unpaid interest on such Eurodollar Rate Loan at the Eurodollar Rate in effect at the time of such notice to but not including such specified date plus (y) such amount or amounts (to the extent that such
                  ----
                  amount or amounts would not be usurious under applicable law) as may be necessary to compensate such Bank for any direct or indirect costs and losses incurred by it (to the extent that such amounts have not been included in the Additional Costs in calculating such Eurodollar Rate), but otherwise without penalty. If notice has been given by such Bank pursuant to the foregoing provisions of this Section 2.3(c), then, unless and until such Bank notifies the Borrower that the circumstances giving rise to such notice no longer apply, such Eurodollar Rate shall not again apply

--------------------------------------------------------------------------------
                  to such Loan or any other Loan and the obligation of such Bank to continue any Eurodollar Rate Loan as a Eurodollar Rate Loan shall be suspended. Any such claim by such Bank for compensation under clause (y) above shall be accompanied by a certificate setting forth the computation upon which such claim is based, and such certificate shall be conclusive and binding for all purposes, absent manifest error.

           (d) THE BORROWER WILL INDEMNIFY EACH BANK AGAINST, AND REIMBURSE EACH BANK ON DEMAND FOR, ANY LOSS (INCLUDING LOSS OF REASONABLY ANTICIPATED PROFITS DETERMINED USING REASONABLE ATTRIBUTION AND ALLOCATION METHODS), OR REASONABLE COST OR EXPENSE INCURRED OR SUSTAINED BY SUCH BANK (INCLUDING WITHOUT LIMITATION, ANY LOSS OR EXPENSE INCURRED BY REASON OF THE LIQUIDATION OR REEMPLOYMENT OF DEPOSITS OR OTHER FUNDS ACQUIRED BY SUCH BANK TO FUND OR MAINTAIN ANY EURODOLLAR RATE
                  LOAN) AS A RESULT OF (i) ANY ADDITIONAL COSTS INCURRED BY SUCH BANK; (ii) ANY PAYMENT OR REPAYMENT (WHETHER AUTHORIZED OR REQUIRED HEREUNDER OR OTHERWISE) OF ALL OR A PORTION OF ANY LOAN ON A DAY OTHER THAN THE EXPIRATION DATE OF A RATE PERIOD FOR SUCH LOAN; (iii) ANY PAYMENT OR PREPAYMENT (WHETHER REQUIRED HEREUNDER OR OTHERWISE) OF ANY LOAN MADE AFTER THE DELIVERY OF A NOTICE OF BORROWING BUT BEFORE THE APPLICABLE BORROWING DATE IF SUCH PAYMENT OR PREPAYMENT PREVENTS THE PROPOSED BORROWING FROM BECOMING FULLY EFFECTIVE; OR (iv) AFTER RECEIPT BY THE AGENT OF A NOTICE OF BORROWING, THE FAILURE OF ANY LOAN TO BE MADE OR EFFECTED BY SUCH BANK DUE TO ANY CONDITION PRECEDENT TO A BORROWING NOT BEING SATISFIED BY THE BORROWER OR DUE TO ANY OTHER ACTION OR INACTION OF THE BORROWER. ANY BANK DEMANDING PAYMENT UNDER THIS SECTION 2.3(d) SHALL DELIVER TO THE BORROWER AND THE AGENT A STATEMENT REASONABLY SETTING FORTH THE AMOUNT AND MANNER OF DETERMINING SUCH LOSS, COST OR EXPENSE. THE FACTS SET FORTH IN SUCH STATEMENT SHALL BE CONCLUSIVE AND BINDING FOR ALL PURPOSES, ABSENT MANIFEST ERROR.

           (e) If, after the date of this Agreement, any Bank shall have determined that the adoption of any applicable law, rule, guideline, interpretation or regulation regarding capital adequacy, or any change therein, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by such Bank with any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on such Bank's capital as a consequence of its obligations hereunder and under similar lending arrangements to a level below that which such Bank could have achieved but for such adoption, change or compliance (taking into consideration such Bank's policies with respect to capital adequacy) by an amount deemed by such Bank to be material then the Borrower shall pay to such Bank such additional amount or amounts as will compensate such Bank for such reduction.

           (f) A certificate of such Bank setting forth such amount or amounts as shall be necessary to compensate such Bank as specified in subparagraph (e) above shall be delivered as soon as practicable to the Borrower (with a copy thereof to the agent) and to the extent determined in accordance with subparagraph (e) above shall be conclusive and binding, absent manifest error. The Borrower shall pay such Bank the amount shown as due on any such certificate within fifteen (15) days after such Bank delivers such certificate. In preparing such certificate, such Bank may employ such assumptions and allocations (consistently applied with respect to advances made by such Bank or commitments by such Bank to make advances) of costs and expenses as it shall in good faith deem reasonable and may use any reasonable averaging and attribution method (consistently applied with respect to advances made by such Bank or commitments by such Bank to make advances).

           (g) In calculating the Eurodollar Rate, the Facility Letter of Credit Fee Percentage and the commitment fee payable under
                  Section 5.1 hereof, and notwithstanding the provisions set forth in the definitions

--------------------------------------------------------------------------------
                  of Eurodollar Rate and Facility Letter of Credit Fee Percentage or in the pricing grid established for the commitment fee in Section 5.1 hereof, in the event that ratings of the Borrower's unsecured, non-credit enhanced Senior Funded Debt under Standard & Poor's Ratings Group and under Moody's Investor Service, Inc. fall within different rating categories which are not functional equivalents, the Eurodollar Rate, the Facility Letter of Credit Fee Percentage and the commitment fee payable under Section 5.1 hereof shall be based on the higher of such ratings if there is only one category differential between the functional equivalents of such ratings, and if there is a two category differential between the functional equivalents of such ratings, the component of pricing from the grid set forth in such definitions or in Section 5.1 shall be based on the rating category which is then in the middle of or between the two category ratings which are then in effect.

     2.4 Extension of Maturity Date. On a Business Day no less than sixty (60) and no more than ninety (90) days prior to May 29, 2003, and during such period in each year thereafter during which this Agreement is in effect, the Borrower may elect to notify the Agent, in writing, of its request for an extension of the maturity date of each Banks Commitment (on the terms and conditions set forth herein) for a period of up to one (1) year from the date of the then current Maturity Date. Promptly after receipt of such request, the Agent shall notify the Banks of such request. Each Bank shall notify the Agent in writing of its consent to, or rejection of, such request on or prior to April 30 of each such year. In the event that any Bank fails to so notify the Agent, that request shall be deemed to have been rejected by such Bank. The Commitments shall be extended hereunder only upon the consent of each Bank, whereupon the Maturity Date of each Note shall be deemed to be extended to the agreed date of extension, but in no event later than the date which is one (1) year after the date of the Maturity Date in effect prior to such extension. In the event of the renewal and extension of the Commitments and the maturity date of the Notes pursuant to this
           Section 2.4, the terms and conditions of this Agreement will apply during such renewal and extension period and, from and after the date of such extension, the term "Maturity Date" shall mean such date as so renewed and extended.

     2.5   Increase of Commitments

           (a) At any time after the Closing Date, provided that no Default or Event of Default shall have occurred and be continuing, the Borrower may request from time to time one or more increases of the Commitments by notice to the Agent in writing of the amount of each such proposed increase (each such notice, a "Commitment Increase Notice"). Any such Commitment Increase
                   --------------------------
                  Notice must offer each Bank the opportunity to subscribe for its pro rata share of the requested increase in the Commitments, and the Agent shall promptly provide to each Bank a copy of any Commitment Increase Notice received by the Agent. Within 10 Business Days after receipt by the Agent of the applicable Commitment Increase Notice, each Bank wishing to subscribe for its pro rata share of the requested increase in the Commitments must deliver written notice of such fact to the Agent. If any portion of the requested increase in the Commitments is not subscribed for by the Banks within such 10-day period, the Borrower may, in its sole discretion, but with the consent of the Agent as to any Person that is not at such time a Bank (which consent shall not be unreasonably withheld or delayed so long as such Person is an Eligible Assignee), offer to any existing Bank or to one or more additional banks or financial institutions the opportunity to participate in all or a portion of such unsubscribed portion of the requested increase in the Commitments pursuant to
                  Section 2.5 (b) or (c) below, as applicable;

           (b) Any additional bank or financial institution that the Borrower selects to offer a participation in the unsubscribed portion of the increased Commitments, and that elects to become a party to this Agreement and obtain a Commitment, shall execute an agreement (a "New Bank Agreement"), in the form required by
                                   ------------------
                  the Agent, with the Borrower and the Agent, whereupon such bank or financial institution (a "New Bank") shall become a
                                                    --------
                  Bank for all purposes hereunder to the same extent as if originally a party hereto and shall be bound by and entitled to the benefits of this Agreement, and the signature pages hereof shall be deemed to add the name and Commitment of such New Bank, provided that the Commitment of any such New Bank shall be in an amount not less than $5,000,000;


--------------------------------------------------------------------------------

           (c) Any Bank that accepts an offer by the Borrower to increase its Commitment pursuant to this Section 2.5 shall, in each case, execute a commitment increase agreement (a "Commitment Increase Agreement"), in the form required by the Agent, with the Borrower and the Agent, whereupon such Bank shall be bound by and entitled to the benefits of this Agreement with respect to the full amount of its Commitment as so increased, and the signature pages hereof shall be deemed to be amended to reflect such increase in the Commitment of such Bank;

           (d) The effectiveness of any New Bank Agreement or Commitment Increase Agreement shall be contingent upon receipt by the Agent of such corporate resolutions of the Borrower and legal opinions of in-house counsel to the Borrower, if any, as the Agent shall reasonably request with respect thereto;

           (e) If any bank or financial institution becomes a New Bank pursuant to Section 2.5(b) or if any Bank's Commitment is increased pursuant to Section 2.5(c), additional Loans and additional liability for Facility Letters of Credit made or issued on or after the effectiveness thereof (the "Re-Allocation Date") shall be made pro rata based on each
                   ------------------
                  Bank's (including each New Bank's) respective Commitment in effect on and after such Re-Allocation Date (except to the extent that any such pro rata borrowings or incurring of liability would result in any Bank making an aggregate principal amount of Loans and incurring liability for the Facility Letters of Credit in excess of its Commitment, in which case such excess amount will be allocated to, and made or incurred by, such New Bank and/or Banks with such increased Commitments to the extent of, and pro rata based on, their respective Commitments), and continuations of Eurodollar Rate Loans outstanding on such Re-Allocation Date shall be effected by repayment of such Eurodollar Rate Loans on the last day of the Rate Period applicable thereto and the extension of new Eurodollar Rate Loans pro rata based on the Banks' respective Commitments in effect on and after such Re-Allocation Date.
                  In the event that on any such Re-Allocation Date there are Alternate Base Rate Loans outstanding, the Borrower shall make prepayments thereof and borrow new Alternate Base Rate Loans so that, after giving effect thereto, the Alternate Base Rate Loans outstanding are held pro rata based on the Banks' respective Commitments in effect on and after such Re-Allocation Date. In the event that on any such Re-Allocation Date there are Eurodollar Rate Loans outstanding, such Eurodollar Rate Loans shall remain outstanding with the respective holders thereof until the expiration of their respective Rate Periods (unless the Borrower elects to prepay any thereof in accordance with the applicable provisions of this Agreement), and interest on and repayments of such Eurodollar Rate Loans will be paid thereon to the respective Banks holding such Eurodollar Rate Loans pro rata based on the respective principal amounts thereof outstanding;

           (f)    Notwithstanding anything to the contrary in this Section 2.5,
                  (i) no Bank shall have any obligation to increase its Commitment under this Section 2.5 unless it agrees in writing to do so in its sole discretion, (ii) no Bank shall have any right to decrease the amount of its Commitment as a result of any requested increase of the Commitments pursuant to this
                  Section 2.5, (iii) the Agent shall have no obligation to find or locate any New Bank to participate in any unsubscribed portion of any increase in the Commitments requested by the Borrower, (iv) each increase in the Commitments requested by the Borrower shall not be less than $10,000,000, (v) after giving effect to any increase in the Commitments pursuant to this Section 2.5, the sum of the Commitments and the aggregate commitments of the lenders under the Short-Term Credit Facility shall not exceed $425,000,000, and (vi) in the event the Borrower reduces the Commitments pursuant to Section 4.6 or any other provision of this Agreement more than one time during the term of this Agreement, the ability of the Borrower to request increases in the Commitments pursuant to this Section 2.5 shall automatically terminate; and

           (g) The Borrower shall execute and deliver to the Agent (for delivery by the Agent to each applicable Bank) a new Note payable to each applicable Bank (including each New Bank) participating in any increase of the Commitments in the original principal amount of such Bank's Commitment after giving effect to any such increase of the Commitments.


--------------------------------------------------------------------------------

3.   LETTERS OF CREDIT

     3.1 Obligation to Issue. Subject to the terms and conditions of this Agreement, and in reliance upon the representations and warranties of the Borrower set forth herein or in any other Loan Document, each Issuing Bank hereby severally agrees to issue, from time to time during the period commencing on the Closing Date and ending on the Business Day immediately prior to the Maturity Date, for the account of the Borrower through such of the Issuing Bank's branches as it and the Borrower may jointly agree, one or more Facility Letters of Credit in accordance with this Section 3. Notwithstanding the foregoing, no Issuing Bank shall have any obligation to issue, and shall not issue, any Facility Letter of Credit at any time if:

           (a) the aggregate undrawn face amount of Facility Letters of Credit theretofore issued by such Issuing Bank, after giving effect to all requested but unissued Facility Letters of Credit, exceeds any limit imposed by law or regulation upon such Issuing Bank;

           (b) after taking into account the face amount of the requested Facility Letter of Credit the aggregate principal amount of Facility Letter of Credit Obligations with respect to Facility Letters of Credit issued by such Issuing Bank for the account of the Borrower (which amount shall be calculated without giving effect to the participation of the Banks pursuant to
                  Section 3.5) would exceed such Issuing Bank's Letter of Credit Commitment;

           (c) immediately after giving effect to the issuance of such Facility Letter of Credit, the aggregate Facility Letter of Credit Obligations would exceed the L/C Subfacility;

           (d) immediately after giving effect to the issuance of such Facility Letter of Credit, the aggregate of outstanding Loans, would exceed the Banks' aggregate Commitments; or

           (e) such Facility Letter of Credit has an expiry date (i) more than one year after the date of issuance; or (ii) after the Business Day immediately preceding the Maturity Date.

     3.2 Conditions. The obligation of an Issuing Bank to issue any Facility Letter of Credit, and of each Bank to participate therein as provided in Section 3.5 is subject to the satisfaction in full of the applicable conditions precedent set forth in Section 8 and each of the following conditions:

           (a) the Borrower shall have delivered to the Issuing Bank, at such times and in such manner as such Issuing Bank may prescribe, a Letter of Credit application, a Letter of Credit Reimbursement Agree ment, and such other documents and materials as may be required pursuant to the terms thereof;

           (b) the terms of the proposed Facility Letter of Credit shall not be inconsistent with any term or provision of this Agreement and otherwise shall be satisfactory to such Issuing Bank; and

           (c) as of the date of issuance of such Facility Letter of Credit, no order, judgment, or decree of any court, arbitrator, or governmental authority shall purport by its terms to enjoin or restrain the Issuing Bank from issuing such Facility Letter of Credit, and no law, rule, or regulation applicable to such Issuing Bank, and no request or directive (whether or not having the force of law) from any governmental authority having jurisdiction over such Issuing Bank, shall prohibit or request that such Issuing Bank refrain from the issuance of Letters of Credit, generally or the issuance of such Facility Letter of Credit.

     3.3   Issuance of Facility Letters of Credit

           (a) The Borrower shall give the Agent written notice (or telephonic notice confirmed in writing by the Borrower not later than the requested issuance date of the Facility Letter of Credit) of its request for the issuance of a Facility Letter of Credit no later than 11:00 a.m. four (4) Business Days prior to the date such Facility Letter of Credit is requested to be issued. Such notice shall be irrevocable and shall specify, with respect to such requested Facility Letter of Credit, the face amount, beneficiary,

--------------------------------------------------------------------------------
                  effective date of issuance, expiry date (which effective date and expiry date shall be a Business Day and, with respect to the expiry date, shall be no later than the Business Day immediately preceding the Maturity Date), the identity of the Issuing Bank selected by the Borrower, and the purpose for which such Facility Letter of Credit is to be issued. At the time a request for the issuance of a Facility Letter of Credit is made, the Borrower shall also provide the Agent with a copy of the form of Letter of Credit that the proposed Issuing Bank has agreed to issue. If the face amount of the requested Facility Letter of Credit is less than or equal to the Unused L/C Subfacility, as determined by the Agent as of the close of business on the date of its receipt of written notice of the requested issuance, the Agent shall so notify the proposed Issuing Bank in writing (or by telephonic notice promptly confirmed thereafter in writing) not later than the close of business on the second Business Day following the Agent's receipt of the Borrower's written notice. The Issuing Bank shall issue such Facility Letter of Credit on the date requested by the Borrower, unless (i) on or before the Business Day prior to such issuance date, such Issuing Bank shall have received written notice from the Agent or any Bank that the conditions precedent to the issuance of a Facility Letter of Credit as set forth in Section 3.2 have not been met; or (ii) on the requested issuance date, such Issuing Bank has actual knowledge that such conditions precedent have not been met. If an Issuing Bank receives written notice, or has actual knowledge, that the conditions precedent to the issuance of a Facility Letter of Credit have not been met, then such Issuing Bank shall have no obligation to issue, and shall not issue, any Facility Letter of Credit until (i) such notice is withdrawn; or (ii) such Issuing Bank receives a notice from the Agent that the condition(s) described in such notice have been waived in accordance with the provisions of this Agreement. The Issuing Bank shall give the Agent prompt written notice (or telephonic notice promptly confirmed in writing) of the issuance of any Facility Letter of Credit. Any Letter of Credit issued by an Issuing Bank in compliance with the provisions of this Section 3.3 shall be a Facility Letter of Credit.

           (b) An Issuing Bank shall not extend or amend any Facility Letter of Credit unless the requirements of this Section 3.3 are met as though a new Facility Letter of Credit was being requested and issued.

           (c) An Issuing Bank or any Bank may issue Non-Facility Letters of Credit for its own account, and at its own risk. None of the provisions of this Section 3 shall apply to any Non-Facility Letter of Credit.

     3.4   Reimbursement Obligations; Duties of Issuing Bank

           (a) Notwithstanding any provisions to the contrary in any Letter of Credit Reimbursement Agreement:

                  (1) the Borrower shall reimburse the applicable Issuing Bank for a drawing under a Facility Letter of Credit issued by such Issuing Bank no later than the earlier of (A) the time specified in the related Letter of Credit Reimbursement Agreement; or (B) one (1) Business Day after the payment of such drawing by such Issuing Bank; and

                  (2) the Borrower's Reimbursement Obligations with respect to a drawing under a Facility Letter of Credit shall bear interest from the date of such drawing to the date paid in full at the higher of (A) the interest rate specified in the applicable Letter of Credit Reimbursement Agreement; or (B) the interest rate for past due Alternate Base Rate Loans; but not greater than the Highest Lawful Rate.

           (b) No action taken or omitted to be taken by an Issuing Bank in connection with any Facility Letter of Credit shall (i) result in any liability on the part of such Issuing Bank to any Bank, unless such Issuing Bank's action or omission constitutes willful misconduct or gross negligence; or (ii) relieve any Bank of any of its obligations to such Issuing Bank hereunder, unless the Facility Letter of Credit in question was issued in contravention of the provisions of Section 3.3 or at a time during which a notice, described in Section 3.3, from such Bank to such Issuing Bank remained in effect. Each Bank agrees that, prior to making any payment to a beneficiary with respect to a drawing under a Facility Letter of Credit, the Issuing Bank shall be responsible only to confirm that documents required by the terms of such Facility Letter of Credit to be delivered as a condition precedent to such drawing have been delivered and that the same appear on their face to conform with the requirements thereof. Each Bank further agrees that such Issuing Bank may assume that

--------------------------------------------------------------------------------
                  documents appearing on their face to be the documents required to be delivered as a condition precedent to a drawing do in fact comply.

     3.5   Participations

           (a) Immediately upon the issuance by an Issuing Bank of any Facility Letter of Credit in compliance with the provisions of
                  Section 3.3, and immediately upon conversion of a Letter of Credit of an Issuing Bank to a Facility Letter of Credit pursuant to Section 3.10, each Bank shall be deemed to have irrevocably and unconditionally purchased and received from such Issuing Bank, without recourse or warranty, an undivided interest and participation to the extent of such Bank's Pro Rata Percentage in such Facility Letter of Credit, including without limitation, all obligations of the Borrower with respect thereto and any security therefor or guaranty pertaining thereto.

           (b) An Issuing Bank shall promptly notify the Agent, and the Agent shall promptly notify the other Banks, if the Borrower fails to reimburse such Issuing Bank for payments made by such Issuing Bank in respect of drawings by a beneficiary under a Facility Letter of Credit. Upon each such other Banks receipt of such notice, such Bank shall unconditionally pay to the Agent, for the account of such Issuing Bank, an amount equal to such Bank's Pro Rata Percentage of the unreimbursed payment made by such Issuing Bank under the Facility Letter of Credit. Such payment shall be made by such Bank in Dollars and in same day funds on the day such Bank receives notice from the Agent that such payment is owing, if such notice is received by such Bank prior to 11:00 a.m. (Houston time) on a Business Day; if such notice is not received by such time, then such Bank shall remit its payment on the next Business Day following the day such notice is received. Any amount payable by a Bank under this Section 3.5(b) which is not paid when due pursuant to the terms hereof shall be payable on demand, together with interest thereon at the Federal Funds Rate from the date such payment was due until paid in full. The failure of any Bank to make any payment owing by it under this Section 3.5(b) shall neither relieve nor increase the obligation of any other Bank to make any payment owing by it under this Section 3.5(b). The Agent shall promptly remit to the applicable Issuing Bank all amounts received by the Agent, for the account of such Issuing Bank, from each Bank pursuant to this
                  Section 3.5(b).  No payment made by a Bank pursuant to this
                  Section 3.5(b) shall prejudice the ability of such Bank to claim that the Issuing Bank to which such payment is made is subject to liability under Section 3.4(b).

           (c) Whenever an Issuing Bank receives a payment with respect to a Reimbursement Obligation (including any interest thereon) for which such Issuing Bank has received payments from a Bank pursuant to Section 3.5(b), such Issuing Bank shall promptly remit to the Agent and the Agent shall promptly remit to each Bank which has funded its participating interest therein, in Dollars and in the kind of funds so received, an amount equal to each Bank's Pro Rata Percentage thereof. Each such payment shall be made by the Issuing Bank or the Agent, as the case may be, on the Business Day on which such Person receives the funds paid to such Person pursuant to the preceding sentence, if received prior to 11:00 a.m. (Houston time) on such Business Day, and otherwise on the next succeeding Business Day.

           (d) Upon the request of the Agent or any Bank, an Issuing Bank shall furnish to the Agent or each Bank copies of any Facility Letter of Credit, Letter of Credit Reimbursement Agreement, or Letter of Credit application to which Issuing Bank is party, and such other documentation as may reasonably be requested by the Agent or such Bank with respect to a Facility Letter of Credit issued by such Issuing Bank.

           (e) The obligations of a Bank under Section 3.5(b) to make payments to the Agent for the account of an Issuing Bank with respect to a Facility Letter of Credit shall be irrevocable, not subject to any qualification or exception whatsoever, and shall be made in accordance with, but not subject to, the terms and conditions of this Agreement under all circumstances (assuming that such Issuing Bank has issued such Facility Letter of Credit in compliance with the provisions of Section 3.3), including, without limitation, any of the following circumstances:

                  (i) any lack of validity or enforceability of this Agreement or any other Loan Document;

--------------------------------------------------------------------------------

                  (ii) the existence of any claim, set off, defense, or other right which the Borrower may have at any time against a beneficiary named in a Facility Letter of Credit or any transferee of any Facility Letter of Credit (or any Person for whom any such transferee may be acting), the Agent, any Bank, the Issuing Bank, or any Person, whether in connection with this Agreement, any Facility Letter of Credit, the transactions contemplated herein, or any unrelated transactions (including any underlying transactions between the Borrower and the beneficiary named in any Facility Letter of Credit);

                  (iii) any draft, certificate, of any other document presented under the Facility Letter of Credit proving to be forged, fraudulent, invalid, or insufficient in any respect or any statement therein being untrue or inaccurate in any respect;

                  (iv) the surrender or impairment of any security for the performance or observance of any of the terms of any Loan Document;

                  (v) any failure by the Agent or an Issuing Bank to make any reports required pursuant to Section 3.8; or

                  (vi)  the occurrence of any Default or Event of Default.

     3.6   Payment of Reimbursement Obligations

           (a) The Borrower agrees to pay to each Issuing Bank the amount of all Reimbursement Obligations, interest, and other amounts payable to such Issuing Bank under or in connection with any Facility Letter of Credit immediately when due, irrespective of any claim, set off, defense, or other right which the Borrower may have at any time against any Issuing Bank or any other Person.

           (b) In the event any payment by the Borrower received by an Issuing Bank with respect to a Facility Letter of Credit and distributed to Banks on account of their respective participation is thereafter set aside, avoided, or recovered from such Issuing Bank in connection with any Debtor Laws, each Bank which received such distribution shall, upon demand by such Issuing Bank, contribute each Bank's Pro Rata Percentage of the amount set aside, avoided, or recovered together with interest at the rate required to be paid by the Issuing Bank upon the amount required to be repaid by it.

     3.7 Exoneration. As between the Borrower, each Bank, and each Issuing Bank, the Borrower assumes all risks of the acts and omissions of, or misuse of the Facility Letter of Credit issued by such Issuing Bank by, the respective beneficiaries of such Facility Letter of Credit. In furtherance and not in limitation of the foregoing, subject to the provisions of the Letter of Credit applications, the Issuing Bank and the Banks shall not be responsible for:

           (a) the form, validity, sufficiency, accuracy, genuineness, or legal effect of any document submitted by any party in connection with the application for and issuance of a Facility Letter of Credit, even if it should in fact prove to be in any or all respects invalid, insufficient, inaccurate, fraudulent, or forged;

           (b) the validity or sufficiency of any instrument transferring or assigning or purporting to transfer or assign a Facility Letter of Credit or the rights or benefits thereunder or proceeds thereof, in whole or in part, which may prove to be invalid or ineffective for any reason;

           (c) failure of the beneficiary of a Facility Letter of Credit to comply duly with conditions required in order to draw upon such Facility Letter of Credit, provided that the Issuing Bank complies with the provisions of Section 3.4(b);

           (d) errors, omissions, interruptions, or delays in transmission or delivery of any messages, by mail, cable, telegraph, telex, or otherwise, whether or not they be in cipher;

           (e)    errors in interpretation of technical terms;


--------------------------------------------------------------------------------

           (f) any loss or delay in the transmission or otherwise of any document required in order to make a drawing under any Facility Letter of Credit or of the proceeds thereof;

           (g) the misapplication by the beneficiary of a Facility Letter of Credit; or

           (h) any consequences arising from causes beyond the control of the Agent, any Bank, or any Issuing Bank, including, without limitation, any act or omission, whether rightful or wrongful, of any present or future de jure or de facto government or Governmental Authority. In furtherance and extension and not in limitation of the specific provisions hereinabove set forth, any action taken or omitted by an Issuing Bank under or in connection with the Facility Letters of Credit or any related certificates, if taken or omitted in good faith and not constituting gross negligence or willful misconduct, shall not put the Issuing Bank, the Agent, or any Bank under any resulting liability to the Borrower or relieve the Borrower of any of its obligations hereunder to any such Person.

     3.8 Issuing Bank's Reporting Requirements. In addition to the reports required by Section 3.5, each Issuing Bank shall, no later than the tenth (10th) Business Day following the last day of each quarter of such Issuing Bank's fiscal year, provide to the Agent and the Borrower a schedule for Standby Letters of Credit issued as Facility Letters of Credit, in form and substance reasonably satisfactory to the Agent, showing the date of issue, beneficiary, face amount, expiration date, and the reference number of each Facility Letter of Credit issued by such Issuing Bank which was outstanding at any time during such quarter and the aggregate amount payable by the Borrower during the quarter pursuant to Section 3.9.

     3.9   Compensation for Facility Letters of Credit

           (a)    Facility Letter of Credit Fee.  The Borrower agrees to pay to
                  -----------------------------
                  the Agent, for the account of each Bank, in the case of each Letter of Credit issued as, or converted to (for transactions which convert Letters of Credit in existence on the Closing Date to Facility Letters of Credit pursuant to Section 3.10), a Facility Letter of Credit, a facility letter of credit fee (the "Facility Letter of Credit Fee") payable quarterly in arrears equal to the applicable Facility Letter of Credit Fee Percentage of the average amount available to be drawn under such Letter of Credit during the quarter then ending multiplied by the actual number of days during such quarter on which such Letter of Credit was outstanding, divided by 360 but no less than $500.00 per Facility Letter of Credit per year. The Borrower shall also pay to the Agent in the event of any extension or modification of a Facility Letter of Credit which extends the expiration date or increases the maximum amount available for drawing thereunder an additional fee calculated and payable on the same basis as that set forth in the first sentence of this Section 3.9(a) with respect to any such extension or additional amount. Whenever an Issuing Bank receives a payment from the Borrower with respect to any fees incurred in connection with any Facility Letter of Credit issued by such Issuing Bank, such Issuing Bank shall promptly remit to the Agent, and the Agent shall promptly remit to each Bank which has funded its participation in such Facility Letter of Credit, in Dollars and in same day funds, an amount equal to such Bank's Pro Rata Percentage of such fees.

           (b)    Issuing Bank's Charges. Each Issuing Bank shall have the right
                  ----------------------
                  to receive, solely for its own account, such amounts as it and the Borrower may agree, in writing, to compensate such Issuing Bank with respect to issuance fees and such Issuing Bank's out-of-pocket costs of issuing and servicing Facility Letters of Credit.

           (c)    Increased Capital.  If either (i) the introduction of or any
                  -----------------
                  change in or in the interpretation of any law or regulation, or (ii) compliance by any Issuing Bank or any Bank with any guideline or request from any central bank or other Governmental Authority (whether or not having the force of law) affects or would affect (by an amount deemed by such Issuing Bank to be material) the capital required or expected to be maintained by it or any corporation controlling it, and such Bank or such Issuing Bank determines, on the basis of reasonable allocations, that the amount of such capital is increased by (an amount deemed by such Issuing Bank to be material) or is based (to a degree deemed by such Issuing Bank to be material) upon its issuance or maintenance of or participation in, or commitment to issue or to participate in, the Facility Letters of Credit then, upon demand by such Bank or such Issuing Bank, the Borrower shall immediately pay to the Agent (for the account of each Bank) or

--------------------------------------------------------------------------------
                  such Issuing Bank, from time to time as specified by such Bank or such Issuing Bank, additional amounts sufficient to compensate such Bank or such Issuing Bank therefor. A certificate as to such amounts submitted to the Borrower by such Bank or such Issuing Bank shall, in the absence of manifest error, be conclusive and binding for all purposes.

     3.10  Transitional Provisions. Schedule 3.10 contains a schedule of certain
                                    -------------
           Letters of Credit issued for the account of the Borrower prior to the Closing Date by one or more of the Issuing Banks. Subject to the satisfaction of the conditions precedent contained in Section 8, on the Closing Date (a) such Letters of Credit shall be deemed to be converted into Facility Letters of Credit issued pursuant to Section 3.3; and (b) the face amount of such Letters of Credit shall be included in the calculation of the Facility Letter of Credit Obligations.

4.   PAYMENTS AND PREPAYMENTS

     4.1   Required Prepayments

           (a) The Borrower agrees that if at any time it or the Agent determines that the sum of (i) the aggregate principal amount of Loans outstanding and (ii) the face amount of Facility Letters of Credit issued hereunder exceeds the Commitments, then the Borrower shall make a prepayment of principal of the Loans in an amount at least equal to such excess.

           (b) Upon the Borrower's reduction or termination of the Commitments under Section 4.6, the Borrower shall make such prepayments as are required by the terms of Section 4.6.

           (c) Immediately upon the termination of any period of 180 consecutive calendar days in which the aggregate principal amount outstanding under the Notes and the Short-Term Credit Facility Notes has exceeded the Borrower's Available Senior Funded Debt Capacity outstanding under the Senior Notes, the Borrower will prepay the Notes and/or the Short-Term Credit Facility Notes by the amount of such excess, together with all interest accrued on such prepaid amount and such other amounts that may be required to be paid in consequence of such prepayment under Section 2.3(d).

     4.2 Repayment of the Loans. Borrower shall repay the principal amount of each Loan, on the last day of the Interest Period for such Loan, together with all accrued and unpaid interest thereon as of such date, irrespective of any claim, set off, defense, or other right which the Borrower may have at any time against any Bank, the Agent or any other Person.

     4.3 Place of Payment or Prepayment. All payments and prepayments made in accordance with the provisions of this Agreement or of the Notes or of any other Loan Document or of the Letter of Credit Reimbursement Agreements in respect of commitment fees or of principal or interest on the Notes shall be made to the Agent for the account of the Banks at its Domestic Lending Office, no later than noon, Houston time, in immediately available funds. Unless the Agent shall have received notice from the Borrower prior to the date on which any payment is due to the Banks hereunder that the Borrower will not make any payment due hereunder in full, the Agent may assume that the Borrower has made such payment in full to the Agent on such date and the Agent may, in reliance upon such assumption, cause to be distributed to each Bank on such due date an amount equal to the amount then due to such Bank. If and to the extent the Borrower shall not have so made such payment in full to the Agent, each Bank shall repay to the Agent forthwith on demand such amount distributed to such Bank together with interest thereon, for each day from the date such amount is distributed to such Bank until the date such Bank repays such amount to the Agent, at the Federal Funds Rate. If and to the extent that the Agent receives any payment or prepayment from the Borrower and fails to distribute such payment or prepayment to the Banks ratably on the basis of their respective Pro Rata Percentage on the day the Agent receives such payment or prepayment, and such distribution shall not be so made by the Agent in full on the required day, the Agent shall pay to each Bank such Bank's Pro Rata Percentage thereof together with interest thereon at the Federal Funds Rate for each day from the date such amount is paid to the Agent by the Borrower until the date the Agent pays such amount to such Bank.


--------------------------------------------------------------------------------

     4.4   No Prepayment Premium or Penalty. Each prepayment pursuant to Section
           4.1 or 4.3 shall be without premium or penalty, subject in the case of Eurodollar Rate Loans to the provisions of Section 2.3(d).

     4.5 Taxes. All payments (whether of principal, interest, reimbursements or otherwise) under this Agreement or on the Notes or in respect of Facility Letter of Credit Obligations shall be made by the Borrower without set off or counterclaim and shall be made free and clear of and without deduction for any present or future tax, levy, impost or any other charge, if any, of any nature whatsoever now or hereafter imposed by any taxing authority. If the making of such payments is prohibited by law, unless such a tax, levy, impost or other charge is deducted or withheld therefrom, the Borrower shall pay to the Banks, on the date of each such payment, such additional amounts as may be necessary in order that the net amounts received by the Banks after such deduction or withholding shall equal the amounts which would have been received if such deduction or withholding were not required.

     4.6 Reduction or Termination of Commitments. The Borrower may at any time or from time to time reduce or terminate the Commitment of each Bank by giving not less than ten (10) full Business Days' prior written notice to such effect to the Agent, provided that any partial reduction shall be in the amount of $1,000,000.00 or an integral multiple thereof. Concurrently with each such reduction or termination, all amounts in excess of the reduced Commitments shall be automatically due and payable and it is a condition to the effectiveness of such reduction that the Borrower shall immediately prepay the entire amount of such excess together with all accrued interest thereon and such other amounts that may be required to be paid in consequence of such prepayment under Section 2.3(d). Promptly after the Agent's receipt of such notice of reduction, the Agent shall notify each Bank of the proposed reduction and such reduction shall be effective on the date specified in the Borrower's notice with respect to such reduction and shall reduce the Commitment of each Bank proportionately in accordance with its Pro Rata Percentage (and such reduction shall also ratably reduce the Commitments related to Facility Letters of Credit). After each such reduction, the commitment fee shall be calculated upon the Commitments as so reduced. The Commitment of each Bank shall automatically terminate on the Maturity Date or in the event of acceleration of the maturity date of the Notes. Each reduction of the Commitment hereunder shall be irrevocable.

5.   COMMITMENT FEE AND OTHER FEES

     5.1 Commitment Fee. The Borrower agrees to pay to the Agent for the account of each Bank a commitment fee based on a year of 360 days, from the Closing Date to, but not including, the Maturity Date (or such earlier date as of which all Commitments shall have terminated), on the daily average unused amount of each Bank's Commitment, such commitment fee to be payable quarterly in arrears on (a) the last day of each March, June, September, and December, commencing on June 30, 2001 and (b) the Maturity Date, at a rate per annum changing with the rating of the Borrower's unsecured, non-credit enhanced Senior Funded Debt, and determined in accordance with the following grid:

               Rating of the Borrower's unsecured, non-credit        Percentage
                      enhanced Senior Funded Debt                    Per Annum
           -----------------------------------------------------    ------------
           Equal to or greater than A3 by Moody's Investor
           Service, Inc. and equal to or greater than A- by
                         ---
           Standard and Poor's Ratings Group                           0.125%
           -----------------------------------------------------    ------------
           Baa1 by Moody's Investor Service, Inc. or BBB+ by
                                                  --
           Standard and Poor's Ratings Group                           0.150%
           -----------------------------------------------------    ------------
           Baa2 by Moody's Investor Service, Inc. or BBB by
                                                  --
           Standard and Poor's Ratings Group                           0.150%
           -----------------------------------------------------    ------------
           Baa3 by Moody's Investor Service,  Inc. or BBB-
                                                   --
           by Standard and Poor's Ratings Group                        0.150%
           -----------------------------------------------------    ------------
           Equal to or less than Ba1 by Moody's Investor
           Service, Inc. and equal to or less than BB+ by
                         ---
           Standard and Poor's Ratings Group                           0.250%
           =====================================================    ============


     5.2 Facility Letter of Credit Fee. The Borrower shall pay to the Agent, for the account of each Issuing Bank, the Facility Letter of Credit Fees as set forth in Section 3.9.

--------------------------------------------------------------------------------

     5.3 Fees Not Interest; Nonpayment. The fees described in this Agreement represent compensation for services rendered and to be rendered separate and apart from the lending of money or the provision of credit and do not constitute compensation for the use, detention, or forbearance of money, and the obligation of the Borrower to pay each fee described herein shall be in addition to, and not in lieu of, the obligation of the Borrower to pay interest, other fees described in this Agreement, and expenses otherwise described in this Agreement. Fees shall be payable when due in Dollars and in immediately available funds. The commitment fee referred to in Section 5.1 shall be non-refundable, and shall, to the fullest extent permitted by law, bear interest, if not paid when due, at a rate per annum equal to the lesser of (a) five percent (5%) above the Alternate Base Rate as in effect from time to time or (b) the Highest Lawful Rate.

     5.4 Utilization Fee. The Borrower agrees to pay to Agent, for the account of each Bank, a utilization fee at a rate per annum equal to 0.125%, based on a year of 360 days, from the Closing Date to, but not including, the Maturity Date (or such earlier date as of which the Commitments have been terminated), on the daily average amount by which the sum of the aggregate principal amount of the Loans, the aggregate principal balance of the Short-Term Credit Facility Notes and the Facility Letter of Credit Obligations exceeds thirty-three percent (33%) of the sum of the aggregate amount of the Commitments hereunder and the aggregate amount of the Commitments (as defined in the Short-Term Credit Facility Agreement), such utilization fee to be payable quarterly in arrears on (a) the last day of each March, June, September, and December, commencing on June 30, 2001, and (b) the Maturity Date.

6.   APPLICATION OF PROCEEDS

     6.1 Application of Proceeds. The Borrower agrees that the proceeds of the Loans shall be used:

           (a)    to provide working capital and for general corporate purposes;

           (b) to finance the acquisition of Qualifying Assets, which Qualifying Assets may be acquired on a revolving basis as long as at any one time the amount of the Borrower's investment in Qualifying Assets does not exceed the amounts set forth in clause (i) and clause (ii) of the definition of Qualifying Assets as applicable; provided, however, that the prior written consent of the Majority Banks shall be required for the use of Loan proceeds to finance any portion of any such acquisition described in clause (i) of the definition of Qualifying Assets requiring the payment of more than $60,000,000;

           (c) to finance the Borrower's open market acquisition of its own 7.60% Senior Notes due 2024; provided, however, that such use,
                                               --------  -------
                  together with the use of proceeds of the Short-Term Credit Facility for such purpose, if any, shall be limited to an aggregate amount advanced to $60,000,000; and

           (d) to finance the Borrower's repurchase of its own common stock and preferred equity securities; provided, however, that such
                                                   --------  -------
                  use, together with the use of proceeds of the Short-Term Credit Facility for such purpose, if any, shall be limited to an aggregate amount advanced to $50,000,000.

7.   REPRESENTATIONS AND WARRANTIES

     The Borrower represents and warrants that:

     7.1 Organization and Qualification. The Borrower and each Subsidiary: (a) are corporations duly organized, validly existing, and in good standing under the laws of their respective states of incorporation;
           (b) have the corporate or organizational power to own their respective properties and to carry on their respective businesses as now conducted; and (c) are duly qualified as foreign corporations (or, in the case of any Southern Union Trust, trusts) to do business and are in good standing in every jurisdiction where such qualification is necessary except when the failure to so qualify would not or does not have a Material Adverse Effect. The Borrower is a corporation organized under the laws of Delaware and has the Subsidiaries listed on Schedule 7.1 attached hereto and made a part hereof for all purposes, and no others, each of which is a Delaware corporation unless otherwise noted on Schedule 7.1. None of the

--------------------------------------------------------------------------------

           Subsidiaries listed on Schedule 7.1 as "Inactive Subsidiaries" conducts or will conduct any business, and none of such Subsidiaries has any assets other than minimum legal capitalization.

     7.2 Financial Statements. The Borrower has furnished the Banks with (a) the Borrower's annual audit reports containing the Borrower's consolidated balance sheets, statements of income and stockholder's equity and a cash flow statements as at and for the twelve month period ending June 30, 2000, accompanied by the certificate of Price Waterhouse Coopers and (b) the Borrower's unaudited financial report as of the fiscal quarter ending December 31, 2000. These statements are complete and correct and present fairly in accordance with GAAP, consistently applied throughout the periods involved, the consolidated financial position of the Borrower and the Subsidiaries and the results of its and their operations as at the dates and for the periods indicated subject, as to interim statements only, to changes resulting from customary end- of-year credit adjustments which in the aggregate will not be material. There has been no material adverse change in the condition, financial or otherwise, of the Borrower or any Subsidiary since March 31, 2001.

     7.3   Litigation. Except as disclosed on Schedule 7.3 or pursuant to
                                              ------------
           Section 7.16, there is no: (a) action or proceeding pending or, to the knowledge of the Borrower, threatened against the Borrower or any Subsidiary before any court, administrative agency or arbitrator which is reasonably expected to have a Material Adverse Effect; (b) judgment outstanding against the Borrower for the payment of money; or (c) other outstanding judgment, order or decree affecting the Borrower or any Subsidiary before or by any administrative or governmental authority, compliance with or satisfaction of which may reasonably be expected to have a Material Adverse Effect.

     7.4 Default. Neither the Borrower nor any Subsidiary is in default under or in violation of the provisions of any instrument evidencing any Debt or of any agreement relating thereto or any judgment, order, writ, injunction or decree of any court or any order, regulation or demand of any administrative or governmental instrumentality which default or violation might have a Material Adverse Effect.

     7.5 Title to Assets. The Borrower and each Subsidiary have good and marketable title to their respective assets, subject to no Liens except those permitted in Section 10.2.

     7.6 Payment of Taxes. The Borrower and each Subsidiary have filed all tax returns required to be filed and have paid all taxes shown on said returns and all assessments which are due and payable (except such as are being contested in good faith by appropriate proceedings for which adequate reserves for their payment have been provided in a manner consistent with the accounting practices followed by the Borrower as of March 31, 2001). The Borrower is not aware of any pending investigation by any taxing authority or of any claims by any governmental authority for any unpaid taxes, except as disclosed on
           Schedule 7.6.
           ------------

     7.7 Conflicting or Adverse Agreements or Restrictions. Neither the Borrower nor any Subsidiary is a party to any contract or agreement or subject to any restriction which would have a Material Adverse Effect. Neither the execution and delivery of this Agreement or the Notes or any other Loan Document nor the consummation of the transactions contemplated hereby nor fulfillment of and compliance with the respective terms, conditions and provisions hereof or of the Notes or of any instruments required hereby will conflict with or result in a breach of any of the terms, conditions or provisions of, or constitute a default under, or result in any violation of, or result in the creation or imposition of any lien (other than as contemplated or permitted by this Agreement) on any of the property of the Borrower or any Subsidiary pursuant to (a) the charter or bylaws applicable to the Borrower or any Subsidiary; (b) any law or any regulation of any administrative or governmental instrumentality;
           (c) any order, writ, injunction or decree of any court; or (d) the terms, conditions or provisions of any agreement or instrument to which the Borrower or any Subsidiary is a party or by which it is bound or to which it is subject.

     7.8 Authorization, Validity, Etc. The Borrower has the corporate power and authority to make, execute, deliver and carry out this Agreement and the transactions contemplated herein, to make the borrowings provided for herein, to execute and deliver the Notes and to perform its obligations hereunder and under the Notes and the other Loan Documents to which it is a party and all such action has been duly authorized by all necessary corporate proceedings on its part. This Agreement has been duly and validly executed

--------------------------------------------------------------------------------
           and delivered by the Borrower and constitutes the valid and legally binding agreement of the Borrower enforceable in accordance with its terms, except as limited by Debtor Laws; and the Notes and the other Loan Documents, when duly executed and delivered by the Borrower pursuant to the provisions hereof, will constitute the valid and legally binding obligation of the Borrower enforceable in accordance with the terms thereof and of this Agreement, except as limited by Debtor Laws.

     7.9 Investment Company Act Not Applicable. Neither the Borrower nor any Subsidiary is an "investment company" or a company "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended.

     7.10 Public Utility Holding Company Act Not Applicable. Neither the Borrower nor any Subsidiary is a "holding company", or a "subsidiary company" of a "holding company", or an "affiliate" of a "holding company", or an affiliate of a "subsidiary company" of a "holding company", as such terms are defined in the Public Utility Holding Company Act of 1935, as amended.

     7.11 Regulations G, T, U and X. No Loan shall be a "purpose credit secured directly or indirectly by margin stock" within the meaning of Regulation U of the Board of Governors of the Federal Reserve System ("margin stock"); none of the proceeds of any Loan will be used to extend credit to others for the purpose of purchasing or carrying any margin stock, or for any other purpose which would constitute this transaction a "purpose credit secured directly or indirectly by margin stock" within the meaning of said Regulation U, as now in effect or as the same may hereafter be in effect. Neither the Borrower nor any Subsidiary will take or permit any action which would involve the Banks in a violation of Regulation G, Regulation T, Regulation U, Regulation X or any other regulation of the Board of Governors of the Federal Reserve System or a violation of the Securities Exchange Act of 1934, in each case as now or hereafter in effect. After applying proceeds of the Loans and the Short-Term Credit Facility used to acquire the equity interests described in the definition of "Qualifying Assets", not more than twenty-five percent (25%) of the value (as determined by any reasonable method) of the assets subject to the negative pledge set forth in Section 10.2 of the Credit Agreement and the restrictions on disposition of assets set forth in Section 10.8 of the Credit Agreement is represented by margin stock.

     7.12 ERISA. No Reportable Event (as defined in ss. 4043(b) of ERISA) has occurred with respect to any Plan. Each Plan complies in all material respects with a applicable provisions of ERISA, and the Borrower and each Subsidiary have filed all reports required by ERISA and the Code to be filed with respect to each Plan. The Borrower has no knowledge of any event which could result in a liability of the Borrower or any Subsidiary to the Pension Benefit Guaranty Corporation. The Borrower and each Subsidiary have met all requirements with respect to funding the Plans imposed by ERISA or the Code. Since the effective date of Title IV of ERISA, there have not been any, nor are there now existing any, events or conditions that would permit any Plan to be terminated under circumstances which would cause the lien provided under ss. 4068 of ERISA to attach to any property of the Borrower or any Subsidiary. The value of the Plans' benefits guaranteed under Title IV of ERISA on the date hereof does not exceed the value of such Plans' assets allocable to such benefits as of the date of this Agreement and shall not be permitted to do so hereafter.

     7.13 No Financing of Certain Security Acquisitions. None of the proceeds of any Loan will be used to acquire any security in any transaction that is subject to ss.13 or ss.14 of the Securities Exchange Act of 1934, as amended, except the equity interests described in subparagraph (ii) of the definition of "Qualifying Assets".

     7.14 Franchises, Co-Licenses, Etc. The Borrower and each Subsidiary own or have obtained all the material governmental permits, certificates of authority, leases, patents, trademarks, service marks, trade names, copyrights, franchises and licenses, and rights with respect thereto, required or necessary (or, in the sole and independent judgment of the Borrower, prudent) in connection with the conduct of their respective businesses as presently conducted or as proposed to be conducted.

     7.15 Lines of Business. The nature of the Borrower's lines of business are predominately the following: (a) the operation of energy distribution and transportation services, including without limitation, natural gas

--------------------------------------------------------------------------------
           sales and transportation and distribution, propane sales and distribution and promotion, marketing and sale of compressed natural gas and liquified natural gas; (b) the development and marketing of fuel cell and distributive energy options; (c) electric marketing/generation; (d) the operation of fuel oil distribution and transportation networks; and (e) sales and rentals of appliances utilizing one or more of the fuel or energy options specified in this
           Section 7.15.

     7.16 Environmental Matters. Except as disclosed in Schedule 7.16, all facilities and property owned or leased by the Borrower or any Subsidiary have been and continue to be, owned or leased and operated by the Borrower and each Subsidiary in material compliance with all Environmental Laws; (i) there has not been (during the period of the Borrower's, or a Subsidiary's ownership or lease) any Release of Hazardous Materials at, on or under any property now (or, to the Borrower's knowledge, previously) owned or leased by the Borrower or any Subsidiary (A) in quantities that would be required to be reported under any Environmental Law, (B) that required, or may reasonably be expected to require, the Borrower to expend funds on remediation or cleanup activities pursuant to any Environmental Law except for remediation or clean-up activities that would not be reasonably expected to have a Material Adverse Effect, or (C) that otherwise, singly or in the aggregate, has, or may reasonably be expected to have, a Material Adverse Effect; (ii) the Borrower and each Subsidiary have been issued and are in material compliance with all permits, certificates, approvals, orders, licenses and other authorizations relating to environmental matters necessary for their respective businesses; and (iii) there are no polychlorinated biphenyls (PCB's) or asbestos-containing materials or surface impoundments in any of the facilities now (or, to the knowledge of the Borrower, previously) owned or leased by the Borrower or any Subsidiary, except for asbestos- containing materials of the type and in quantities that, to the knowledge of the borrower, do not currently require remediation, and if remediation of such asbestos-containing materials is hereafter required for any reason, such remediation activities would not reasonably be expected to have a Material Adverse Effect; (iv) Hazardous Materials have not been generated, used, treated, recycled, stored or disposed of in any of the facilities or on any of the property now (or, to the knowledge of the Borrower, previously) owned or leased by the Borrower or any Subsidiary during the time of the Borrower's or such Subsidiary's ownership or leased by the Borrower or any Subsidiary during the time of the Borrower's or such Subsidiary's ownership except in material compliance with all applicable Environmental Laws; and (v) all underground storage tanks located on the property now (or, to the knowledge of the Borrower, previously) owned or leased by the Borrower or any Subsidiary have been (and to the extent currently owned or leased are) operated in material compliance with all applicable Environmental Laws.

8.   CONDITIONS

     The obligation of the Banks to make any Loans or issue any Facility Letters of Credit is subject to the following conditions:

     8.1   Representations True and No Defaults

           (a) The representations and warranties contained in Section 7 shall be true and correct on and as of the particular Borrowing Date as though made on and as of such date;

           (b) The Borrower shall not be in default in the due performance of any covenant on its part contained in this Agreement;

           (c) no material adverse change shall have occurred with respect to the business, assets, properties or condition (financial or otherwise) of the Borrower reflected in the quarterly financial statements of the Borrower dated March 31, 2001 (copies of such audited financial statements having been supplied to the Agent and each Bank); and

           (d) no Event of Default or Default shall have occurred and be continuing.

     8.2 Governmental Approvals. The Borrower shall have obtained all orders, approvals or consents of all public regulatory bodies required for the making and carrying out of this Agreement, the making of the borrowings pursuant hereto, the issuance of the Notes to evidence such borrowings, and the execution and delivery of the Security Documents.

--------------------------------------------------------------------------------

     8.3 Compliance With Law. The business and operations of the Borrower and each Subsidiary as conducted at all times relevant to the transactions contemplated by this Agreement to and including the close of business on the particular Borrowing Date shall have been and shall be in compliance in all material respects with all applicable State and Federal laws, regulations and orders affecting the Borrower and each Subsidiary and the business and operations of any of them.

     8.4 Notice of Borrowing and Other Documents. On each Borrowing Date, the Banks shall have received (a) a Notice of Borrowing; and (b) such other documents and certificates relating to the transactions herein contemplated as the Banks may reasonably request.

     8.5 Payment of Fees and Expenses. The Borrower shall have paid (a) all expenses of the type described in Section 13.3 through the date of such Loan or the issuance of such Facility Letter of Credit and (b) all closing, structuring and other invoiced fees owed as of the Closing Date to the Agent, any of the Banks and/or Chase Securities Inc. by the Borrower under this Agreement or any other written agreement between the Borrower and the Agent, the applicable Bank(s) or Chase Securities Inc.

     8.6 Loan Documents, Opinions and Other Instruments. As of the Closing Date, the Borrower shall have delivered to the Agent the following:
           (a) this Agreement, each of the Notes and all other Loan Documents required by the Agent and the Banks to be executed and delivered by the Borrower in connection with this Agreement; (b) a certificate from the Secretary of State of the State of Delaware as to the continued existence and good standing of the Borrower in the State of Delaware; (c) a certificate from Secretary of State of the State of Texas as to the continued qualification of the Borrower to do business in the State of Texas; (d) a current certificate from the Office of the Comptroller of the State of Texas as to the good standing of the Borrower in the State of Texas; (e) a Secretary's Certificate executed by the duly elected Secretary or a duly elected Assistant Secretary of the Borrower, in a form acceptable to the Agent, whereby such Secretary or Assistant Secretary certifies that one or more corporate resolutions adopted by the Board of Directors of the Borrower remain in full force and effect authorizing the Borrower to secure Loans and Facility Letters of Credit in accordance with the terms of this Agreement and the Short-Term Credit Facility; and (f) a legal opinion from in-house counsel for the Borrower, dated as of the Closing Date, addressed to the Agent and the Lenders and otherwise acceptable in all respects to the Agent in its discretion.

9.   AFFIRMATIVE COVENANTS

     The Borrower covenants and agrees that, so long as the Borrower may borrow hereunder and until payment in full of the Notes, and its other obligations under this Agreement and the other Loan Documents the Borrower will:

     9.1   Financial Statements and Information.  Deliver to the Banks:

           (a) as soon as available, and in any event within 120 days after the end of each fiscal year of the Borrower, a copy of the annual audit report of the Borrower and the Subsidiaries for such fiscal year containing a balance sheet, statements of income and stockholders equity and a cash flow statement, all in reasonable detail and certified by Price Waterhouse Coopers or another independent certified public accountant of recognized standing satisfactory to the Banks. The Borrower will obtain from such accountants and deliver to the Banks at the time said financial statements are delivered the written statement of the accountants that in making the examination necessary to said certification they have obtained no knowledge of any Event of Default or Default, or if such accountants shall have obtained knowledge of any such Event of Default or Default, they shall state the nature and period of existence thereof in such statement; provided that such
                                                       -------------
                  accountants shall not be liable directly or indirectly to the Banks for failure to obtain knowledge of any such Event of Default or Default; and

           (b) as soon as available, and in any event within sixty (60) days after the end of each quarterly accounting period in each fiscal year of the Borrower (excluding the fourth quarter), an unaudited financial report of the Borrower and the Subsidiaries as at the end of such quarter and for the period then ended, containing a balance sheet, statements of income and stockholders equity and a cash

--------------------------------------------------------------------------------
                  flow statement, all in reasonable detail and certified by a financial officer of the Borrower to have been prepared in accordance with GAAP, except as may be explained in such certificate; and

           (c) copies of all statements and reports sent to stockholders of the Borrower or filed with the Securities and Exchange Commission; and

           (d) such additional financial or other information as the Banks may reasonably request including, without limitation, copies of such monthly, quarterly, and annual reports of gas purchases and sales that the Borrower is required to deliver to or file with governmental bodies pursuant to tariffs and/or franchise agreements.

           All financial statements specified in clauses (a) and (b) above shall be furnished in consolidated and consolidating form for the Borrower and all Subsidiaries with comparative consolidated figures for the corresponding period in the preceding year. Together with each delivery of financial statements required by clauses (a) and (b) above, the Borrower will deliver to the Banks (i) such schedules, computations and other information as may be required to demonstrate that the Borrower is in compliance with its covenants in Section 10.1 or reflecting any noncompliance therewith as at the applicable date and (ii) an Officer's Certificate stating that there exists no Event of Default or Default, or, if any such Event of Default or Default exists, stating the nature thereof, the period of existence thereof and what action the Borrower has taken or proposes to take with respect thereto. The Banks are authorized to deliver a copy of any financial statement delivered to it to any regulatory body having jurisdiction over them, and to disclose same to any prospective assignees or participant Lenders.

     9.2   Lease and Investment Schedules.  Deliver to the Banks:

           (a) from time to time and, in any event, with each delivery of annual financial statements under Section 9.1(a), a current, complete schedule (in the form of Schedule 9.2) of all
                                                    ------------
                  agreements to rent or lease any property (personal, real or mixed, but not including oil and gas leases) to which the Borrower or any Subsidiary is a party lessee and which, considered independently or collectively with other leases with the same lessor, involve an obligation by the Borrower or a Subsidiary to make payments of at least $250,000.00 in any year, showing the total amounts payable under each such agreement, the amounts and due dates of payments thereunder and containing a description of the rented or leased property, and all other information the Majority Banks may request; and

           (b)    with each delivery of annual financial statements under
                  Section 9.1(a) a current complete schedule (in the form of
                  Schedule 9.2) listing all debt exceeding $200,000.00 in
                  ------------
                  principal amount outstanding and equity owned or held by the Borrower or any Subsidiary containing all information required by, and in a form satisfactory to, the Banks, except for such debt or equity of Subsidiaries.

     9.3 Books and Records. Maintain, and cause each Subsidiary to maintain, proper books of record and account in accordance with sound accounting practices in which true, full and correct entries will be made of all their respective dealings and business affairs.

     9.4 Insurance. Maintain, and cause each Subsidiary to maintain, insurance with financially sound, responsible and reputable companies in such types and amounts and against such casualties, risks and contingencies as is customarily carried by owners of similar businesses and properties, and furnish to the Banks, together with each delivery of annual financial statements under Section 9.1(a), an Officer's Certificate containing full information as to the insurance carried.

     9.5 Maintenance of Property. Cause its Significant Property and the Significant Property of each Subsidiary to be maintained, preserved, protected and kept in good repair, working order and condition so that the business carried on in connection therewith may be conducted properly and efficiently, except for normal wear and tear; provided, however, that the improved properties of Lavaca Realty Company should be maintained, preserved and protected in a manner consistent with the maintenance, preservation and protection of improved real property held for sale.


--------------------------------------------------------------------------------

     9.6 Inspection of Property and Records. Permit any officer, director or agent of the Agent or any Bank, on written notice and at such Banks expense, to visit and inspect during normal business hours any of the properties, corporate books and financial records of the Borrower and each Subsidiary and discuss their respective affairs and finances with their principal officers, all at such times as the Agent or any Bank may reasonably request.

     9.7 Existence, Laws, Obligations. Maintain, and cause each Subsidiary to maintain, its corporate existence and franchises, and any license agreements and tariffs that permit the recovery of a return that the Bor rower considers to be fair (and as to licenses, franchises, and tariffs that are subject to regulatory determinations of recovery of returns, the Borrower has presented or is presenting favorable defense thereof); and to comply, and cause each Subsidiary to comply, with all statutes and governmental regula tions noncompliance with which might have a Material Adverse Effect, and pay, and cause each Subsidiary to pay, all taxes, assessments, governmental charges, claims for labor, supplies, rent and other obligations which if unpaid might become a lien against the property of the Borrower or any Subsidiary except liabilities being contested in good faith. Notwithstanding the foregoing, the Borrower may dissolve those certain inactive and minimally capitalized Subsidiaries designated as such on Schedule 7.1.

     9.8 Notice of Certain Matters. Notify the Agent Bank immediately upon acquiring knowledge of the occur rence of any of the following events: (a) the institution or threatened institution of any lawsuit or adminis trative proceeding affecting the Borrower or any Subsidiary that is not covered by insurance (less applicable deductible amounts) and which, if determined adversely to the Borrower or such Subsidiary, could reasonably be expected to have a Material Adverse Effect; (b) the occurrence of any material ad verse change, or of any event that in the good faith opinion of the Borrower is likely, to result in a material adverse change, in the assets, liabilities, financial condition, business or affairs of the Borrower or any Subsidiary; (c) the occurrence of any Event of Default or any Default; or (d) a change by Moody's Investors Service, Inc. or by Standard and Poor's Ratings Group in the rating of the Borrower's Funded Debt.

     9.9   ERISA.  At all times:

           (a)    maintain and keep in full force and effect each Plan;

           (b) make contributions to each Plan in a timely manner and in an amount sufficient to comply with the minimum funding standards requirements of ERISA;

           (c) immediately upon acquiring knowledge of any "reportable event" or of any "prohibited transaction" (as such terms are defined in the Code ss. 4043) in connection with any Plan, furnish the Banks with a statement executed by the president or chief financial officer of the Borrower setting forth the details thereof and the action which the Borrower proposes to take with respect thereto and, when known, any action taken by the Internal Revenue Service with respect thereto;

           (d) notify the Banks promptly upon receipt by the Borrower or any Subsidiary of any notice of the institution of any proceeding or other action which may result in the termination of any Plan and furnish to the Banks copies of such notice;

           (e) acquire and maintain in amounts satisfactory to the Banks from either the Pension Benefit Guaranty Corporation or authorized private insurers, when available, the contingent employer liability coverage insurance required under ERISA;

           (f) furnish the Banks with copies of the summary annual report for each Plan filed with the Internal Revenue Service as the Agent or the Banks may request; and

           (g) furnish the Banks with copies of any request for waiver of the funding standards or extension of the amortization periods required by ss. 303 and ss. 304 of ERISA or ss. 412 of the Code promptly after the request is submitted to the Secretary of the Treasury, the Department of Labor or the Internal Revenue Service, as the case may be.


--------------------------------------------------------------------------------

     9.10  Compliance with Environmental Laws.  At all times:

           (a) use and operate, and cause each Subsidiary to use and operate, all of their respective facilities and properties in material compliance with all Environmental Laws; keep, and cause each Subsidiary to keep, all necessary permits, approvals, orders, certificates, licenses and other authorizations relating to environmental matters in effect and remain in material compliance therewith; handle, and cause each Subsidiary to handle, all Hazardous Materials in material compliance with all applicable Environmental Laws; and dispose, and cause each Subsidiary to dispose, of all Hazardous Materials generated by the Borrower or any Subsidiary or at any property owned or leased by them at facilities or with carriers that maintain valid permits, approvals, certificates, licenses or other authorizations for such disposal under applicable Environmental Laws;

           (b) promptly notify the Agent and provide copies upon receipt of all written claims, complaints, notices or inquiries relating to the condition of the facilities and properties of the Borrower and each Subsidiary under, or their respective compliance with, applicable Environmental Laws wherein the condition or the noncompliance that is the subject of such claim, complaint, notice, or inquiry involves, or could reasonably be expected to involve, liability of or expenditures by the Borrower and its Subsidiaries of $10,000,000.00 or more; and

           (c) provide such information and certifications which the Banks may reasonably request from time to time to evidence compliance with this Section 9.10.

     9.11 PGA Clauses. The Borrower will use its best efforts to maintain in force provisions in all of its tariffs and franchise agreements that permit the Borrower to recover from customers substantially all of the amount by which the cost of gas purchases exceeds the amount currently billed to customers for the delivery of such gas (sometimes referred to as PGA clauses).

10.  NEGATIVE COVENANTS

     So long as the Borrower may borrow hereunder and until payment in full of the Notes, except with the written consent of the Banks:

     10.1  Capital Requirements.  The Borrower will not:

           (a) permit its Consolidated Net Worth at the end of any fiscal quarter to be less than the sum of (i) $698,603,000; (ii) 40% of Consolidated Net Income (if positive) for the period commencing on January 1, 2000 and ending on the date of determination, and treated as a single accounting period;
                  (iii) the difference between (A) 100% of the net proceeds of any issuance of capital or preferred stock by the Borrower or any consolidated Subsidiary received by the Borrower or such consolidated Subsidiary at any time after December 31, 1999; and (B) the aggregate amount of all redemption or repurchase payments hereafter made, if any, by the Borrower and any such consolidated Subsidiary in connection with the repurchase by the Borrower or any such consolidated Subsidiary of any of their respective capital or preferred stock; and (iv) without duplication, the difference between (A) 100% of the net proceeds heretofore and hereafter received by the Borrower and any consolidated Subsidiary in respect of the issuance by the Borrower or such consolidated Subsidiary of the Structured Securities, and (B) the aggregate amount of all redemption payments hereafter made, if any, by the Borrower and any such consolidated Subsidiary in connection with the redemption of any of the Structured Securities; or

           (b) permit the ratio of its Consolidated Total Indebtedness to its Consolidated Total Capitalization to be greater than (i) 0.70 to 1.00 at the end of any fiscal quarter ending prior to or on June 30, 2002 and (ii) 0.65 to 1.00 at the end of any fiscal quarter ending after June 30, 2002; or

           (c) acquire, or permit any Subsidiary to acquire, any assets other than (i) investments permitted under Section 10.4, or (ii) Qualifying Assets; or


--------------------------------------------------------------------------------

           (d) permit the ratio of EBDIT to Cash Interest Expense for the four fiscal quarters most recently ended (considered as a single accounting period) at any time to be less than (i) 2.00 to 1.00 at all times during the period ending June 30, 2002, and (ii) 2.25 to 1.00 at all times thereafter; or

           (e) permit the aggregate outstanding principal amount of the Notes and the Short-Term Credit Facility Notes to exceed for a period of 180 consecutive days the Borrower's Available Senior Funded Debt Capacity.

     10.2 Mortgages, Liens, Etc. The Borrower will not, and will not permit any Subsidiary to, create or permit to exist any Lien (including the charge upon assets purchased under a conditional sales agreement, purchase money mortgage, security agreement or other title retention agreement) upon any of its respective assets, whether now owned or hereafter acquired, or assign or otherwise convey any right to receive income, except:

           (a) Liens for taxes not yet due or that are being contested in good faith by appropriate proceedings;

           (b) other Liens incidental to the conduct of its business or the ownership of its assets that were not incurred in connection with the borrowing of money or the obtaining of advances or credit, and that do not in the aggregate materially detract from the value of such assets or materially impair the use thereof in the operation of such business;

           (c) Liens on assets of a Subsidiary to secure obligations of such Subsidiary to the Borrower or another Subsidiary; and

           (d) Liens on property existing at the time of acquisition thereof by the Borrower or any Subsidiary, or purchase money Liens placed on an item of real or personal property purchased by the Borrower or any Subsidiary to secure a portion of the purchase price of such property, provided that no such Lien may encumber or cover any other property of the Borrower or any Subsidiary.

     10.3 Debt. The Borrower will not, and will not permit any Subsidiary to, incur or permit to exist any Debt, except:

           (a) Debt evidenced by the Notes, the Short-Term Credit Facility Notes, the Facility Letter of Credit Obligations or outstanding under the Term Loan Facility not in default;

           (b)    Debt of any Subsidiary to the Borrower or any other
                  Subsidiary;

           (c) Debt existing as of March 31, 2001 as reflected on financial statements delivered under Section 7.2(b) and refinancings thereof other than Debt that has been refinanced by the proceeds of Loans or the proceeds of the Short-Term Credit Facility;

           (d) endorsements in the ordinary course of business of negotiable instruments in the course of collection;

           (e) Debt of the Borrower or any Subsidiary representing the portion of the purchase price of property acquired by the Borrower or such Subsidiary that is secured by Liens permitted by the provisions of Section 10.2(d); provided, however, that at no time may the aggregate principal amount of such Debt outstanding exceed thirty percent (30%) of the Consolidated Net Worth of the Borrower and its Subsidiaries as of the applicable determination date;

           (f)    Debt evidenced by Senior Notes;

           (g) additional Debt of the Borrower and Structured Securities of the Borrower and the Southern Union Trusts provided that after giving effect to the issuance thereof, there shall exist no Default or Event of Default; and: (i) the ratio of Consolidated Total Indebtedness to Consolidated Total Capitalization shall be no greater than (A) 0.70 to 1.00 at all times during the period ending June 30, 2002, and (B) 0.65 to 1.00 at all times thereafter; (ii) the ratio of EBDIT for the four fiscal quarters most recently

--------------------------------------------------------------------------------
                  ended to pro forma Cash Interest Expense for the following four fiscal quarters shall be no less than (A) 2.00 to 1.0 at all times during the period ending June 30, 2002, and (B) 2.25 to 1.0 at all times thereafter; provided, however, that if the additional Debt for which the determinations required to be made by this subparagraph (g) will be used to finance in whole or in part the consideration to be paid by the Borrower for the acquisition of any entity otherwise permitted under the terms of this Agreement, the determination of EBDIT for purposes of this ratio shall include not only the EBDIT of the Borrower and its Subsidiaries for the four fiscal quarters most recently ended, but shall also include the EBDIT of such entity to be acquired for such four fiscal quarters most recently ended; and (iii) (A) such Debt and Structured Securities shall have a final maturity or mandatory redemption date, as the case may be, no earlier than the Maturity Date (as the same may be extended pursuant to Section 2.4) and shall mature or be subject to mandatory redemption or mandatory defeasance no earlier than the Maturity Date (as so extended) and shall be subject to no mandatory redemption or "put" to the Borrower or any Southern Union Trust exercisable, or sinking fund or other similar mandatory principal payment provisions that require payments to be made toward principal, prior to such Maturity Date (as so extended); or (B) (x) such additional Debt shall have a final maturity date prior to the Maturity Date, (y) such additional Debt shall not exceed Eighty Million Dollars ($80,000,000.00) in the aggregate plus Twenty Million Dollars ($20,000,000.00) of reimbursement obligations incurred in connection with Non-Facility Letters of Credit issued by a Bank or Banks or by any other financial institution; provided, however, that for purposes of determining the aggregate amount of such additional Debt for purposes of this subclause (y), neither the $30,000,000 of 8.375% mortgage notes of PG Energy maturing December 1, 2002 nor the Debt of the Borrower under the Term Loan Facility shall be included, and such Debt outstanding under said 8.375% mortgage notes of PG Energy and under the Term Loan Facility shall be deemed to be permitted Debt for purposes of this subclause (y), and (z) such additional Debt shall be borrowed from a Bank or Banks as a loan or loans arising independent of this Agreement or the Short-Term Credit Facility Agreement or shall be borrowed from a financial institution that is not a Bank under this Agreement or the Short-Term Credit Facility Agreement; and

     10.4 Loans, Advances and Investments. The Borrower will not, and will not permit any Subsidiary to, make or have outstanding any loan or advance to, or own or acquire any stock or securities of or equity interest or other Investment in, any Person, except (without duplication):

           (a) stock of (i) the Subsidiaries named in Section 7.1; (ii) other entities that are acquired by the Borrower or any Subsidiary but that are promptly merged with and into the Borrower; and
                  (iii) the same Qualifying Entities as the Qualifying Entities under subparagraph (ii) of the definition of "Qualifying Assets," provided that at any one time the aggregate purchase price paid for such stock in such Qualifying Entities, including the aggregate amount of Debt assumed or deemed incurred by Borrower in connection with the purchase of such stock, is not more than ten percent (10%) of the Consolidated Net Worth of the Borrower and its Subsidiaries as of the applicable determination date;

           (b)    loans or advances to a Subsidiary;

           (c) Securities maturing no more than 180 days after Borrower's purchase that are either:

                  (i) readily marketable securities issued by the United States or its agencies or instrumentalities; or

                  (ii) commercial paper rated "Prime 2" by Moody's Investors Service, Inc. ("Moody's") or A-2 by Standard and Poor's Ratings Group ("S&P"); or

                  (iii) certificates of deposit or repurchase contracts on
                        customary terms with financial institutions in which deposits are insured by any agency or instrumentality of the United States; or

                  (iv) readily marketable securities received in settlement of liabilities created in the ordinary course of business; or

                  (v) obligations of states, agencies, counties, cities and other political subdivisions of any state rated at lest MIG2, VMIG2 or Aa by Moody's or AA by S&P; or

--------------------------------------------------------------------------------

                  (vi) loan participations in credits in which the borrower's debt is rated at least Aa or Prime 2 by Moody's or AA or A-2 by S&P; or

                  (vii) money market mutual funds that are regulated by the
                        Securities and Exchange Commission, have a dollar-weighted average stated maturity of 90 days or fewer on their investments and include in their investment objectives the maintenance of a stable net asset value of $1 for each share.

           (d) other equity interests owned by a Subsidiary on the date of this Agreement and such additional equity interests to the extent (but only to the extent) that such Subsidiary is legally obligated to acquire those interests on the date of this Agreement, in each case as disclosed to the Banks in writing;

           (e) loans or advances by the Borrower to customers in connection with and pursuant to marketing and merchandising products that the Borrower reasonably expects to increase sales of the Borrower or Subsidiaries, provided that: (i) such loans must be either less than $2,000,000.00 to any one customer (or group of affiliated customers, shown on the Borrower's records to be Affiliates) or must be disclosed on Schedule 9.2 hereof; and (ii) all such loans must not exceed $24,000,000.00 in the aggregate outstanding at any time;

           (f) travel and expense advances in the ordinary course of business to officers and employees;

           (g) stock or securities of or equity interests in, any Person provided that, after giving effect to the acquisition and ownership thereof, the Borrower is in compliance with the provisions of Section 10.1(c) of this Agreement; and

           (h) loans, advances or other Investments by the Borrower or any Subsidiary not otherwise permitted under the other provisions of this Section 10.4, so long as the sum of the outstanding balance of all of such loans and advances and the purchase price paid for all of such other Investments does not exceed in the aggregate seven percent (7%) of the Consolidated Net Worth of the Borrower and its Subsidiaries as of the applicable determination date.

     10.5 Stock and Debt of Subsidiaries. The Borrower will not, and will not permit any Subsidiary to, sell or otherwise dispose of any shares of stock or Debt of any Subsidiary, or permit any Subsidiary to issue or dispose of its stock (other than directors' qualifying shares), except to the Borrower or another Subsidiary, and except that Southern Union Trusts may issue preferred beneficial interests in public offerings of Borrower's Structured Securities.

     10.6 Merger, Consolidation, Etc. The Borrower will not, and will not permit any Subsidiary to, merge or consolidate with any other Person or sell, lease, transfer or otherwise dispose of (whether in one transaction or a series of transactions) all or a substantial part of its assets or acquire (whether in one transaction or a series of transactions) all or a substantial part of the assets of any Person, except that:

           (a) any Subsidiary may merge or consolidate with the Borrower (provided that the Borrower shall be the continuing or surviving corporation) or with any one or more Subsidiaries;

           (b) any Subsidiary may sell, lease, transfer or otherwise dispose of any of its assets to the Borrower or another Subsidiary;

           (c) subject to Section 10.14, Lavaca Realty Company may dispose of all or a substantial part of its assets to any Person, whether in one transaction or a series of transactions, for a price or prices that do not result in a Material Adverse Effect;

           (d) the Borrower may acquire the assets of any Person, provided that, after giving effect to such acquisition, the Borrower is in compliance with the provisions of Sections 10.1(c); and


--------------------------------------------------------------------------------

           (e) the Borrower or any Subsidiary may sell, lease, assign or otherwise dispose of assets as otherwise permitted under
                  Section 10.8.

     10.7 Supply and Purchase Contracts. The Borrower will not, and will not permit any Subsidiary to, enter into or be a party to any contract for the purchase of materials, supplies or other property if such contract requires that payment for such materials, supplies or other property shall be made regardless of whether or not delivery is ever made or tendered of such materials, supplies and other property, except in those circumstances and involving those supply or purchase contracts that the Borrower reasonably considers to be necessary or helpful in its operations in the ordinary course of business and that the Borrower reasonably considers not to be unnecessarily burdensome on the Borrower or its Subsidiaries.

     10.8 Sale or Other Disposition of Assets. The Borrower will not, and will not permit any Subsidiary to, except as permitted under this Section 10.8, sell, assign, lease, or otherwise dispose of (whether in one transaction or in a series of transactions) all or any part of its Property (whether now owned or hereafter acquired); provided, however, that (i) the Borrower or any Subsidiary may in the ordinary course of business dispose of (a) Property consisting of Inventory; and (b) Property consisting of goods or equipment that are, in the opinion of the Borrower or any Subsidiary, obsolete or unproductive, but if in the good faith judgment of the Borrower or any Subsidiary such disposition without replacement thereof would have a Material Adverse Effect, such goods and equipment shall be replaced, or their utility and function substituted, by new or existing goods or equipment; (ii) Lavaca Realty Company may dispose of its Property on the terms set forth in Section 10.6(c); (iii) the Borrower may transfer or dispose of any of its Significant Property (in any transaction or series of transactions) to any Subsidiary or Subsidiaries only if such Property so transferred or disposed of after the Closing Date has an aggregate value (determined after depreciation and in accordance with GAAP) of not more than ten percent (10%) of the aggregate value of all of the Borrower's and its Subsidiaries' real property and tangible personal property other than Inventory considered on a consolidated basis and determined after depreciation and in accordance with GAAP, as of March 31, 2001; (iv) the Borrower and Lavaca Realty Company may dispose of their real property in one or more sale/leaseback transactions, provided that any Debt incurred in connection with such transaction does not create a Default as defined herein; (v) a Southern Union Trust may distribute the Borrower's subordinated debt securities constituting a portion of the Structured Securities, on the terms and under the conditions set out in the registration statement therefor filed with the Securities and Exchange Commission on March 25, 1995 or any similar registration statement filed with the Securities and Exchange Commission in connection with any other Structured Securities issued in connection with the Prior Acquisitions; (vi) the Borrower or any Subsidiary may dispose of real property or tangible personal property other than Inventory (in consideration of such amount as in the good faith judgment of the Borrower or such Subsidiary represents a fair consideration therefor), provided that the aggregate value of such property disposed of (determined after depreciation and in accordance with GAAP) after the Closing Date does not exceed ten percent (10%) of the aggregate value of all of the Borrower's and its Subsidiaries' real property and tangible personal property other than Inventory considered on a consolidated basis and determined after depreciation and in accordance with GAAP, as of March 31, 2001; (vii) the Borrower may dispose of Qualifying Assets of the type described in clause (ii) of the definition of Qualifying Assets, provided that the Borrower make a payment on the Loan in an amount equal to the lesser of (a) the net sales proceeds from such disposition, and (b) the amount of Loan proceeds used to acquire such clause (ii) Qualifying Assets; and
           (viii) the Borrower may dispose of other Investments of the type acquired under the terms of Section 10.4(h), provided that the Borrower make a payment on the Loan in an amount equal to the lesser of (a) the net sales proceeds from such disposition, and (b) the amount of Loan proceeds used to acquire such other Investments.

     10.9 Discount or Sale of Receivables. The Borrower will not, and will not permit any Subsidiary, other than Southern Union Total Energy Services, Inc., to discount or sell with recourse, or sell for less than the face value thereof (including any accrued interest) any of its notes receivable, receivables under leases or other accounts receivable.

     10.10 Change in Accounting Method. The Borrower will not, and will not permit any Subsidiary to, make any change in the method of computing depreciation for either tax or book purposes or any other material change in accounting method representing any departure from GAAP without the Majority Banks' prior written approval.

--------------------------------------------------------------------------------

     10.11 Restricted Payment. The Borrower will not pay or declare any Restricted Payment unless immediately prior to such payment and after giving effect to such payment, the Borrower could incur at least $1 of additional Debt without violating the provisions of Section 10.3(g) and after giving effect thereto no Default or Event of Default exists hereunder.

     10.12 Securities Credit Regulations. Neither the Borrower nor any Subsidiary will take or permit any action which might cause the Loans or the Facility Letter of Credit Obligations or this Agreement to violate Regulation G, Regulation T, Regulation U, Regulation X or any other regulation of the Board of Governors of the Federal Reserve System or a violation of the Securities Exchange Act of 1934, in each case as now or hereafter in effect.

     10.13 Nature of Business; Management. The Borrower will not, and will not permit any Subsidiary to: (a) change its principal line of business; or (b) enter into any business not within the scope of Section 7.15 and the definition of Qualifying Assets; or (c) permit any material overall change in the management of the Borrower.

     10.14 Transactions with Related Parties. The Borrower will not, and will not permit any Subsidiary to, enter into any transaction or agreement with any officer, director or holder of ten percent (10%) or more of any class of the outstanding capital stock of the Borrower or any Subsidiary (or any Affiliate of any such Person) unless the same is upon terms substantially similar to those obtainable from wholly unrelated sources.

     10.15 Hazardous Materials. The Borrower will not, and will not permit any Subsidiary to (a) cause or permit any Hazardous Materials to be placed, held, used, located, or disposed of on, under or at any of such Person's property or any part thereof by any Person in a manner which could reasonably be expected to have a Material Adverse Effect;
           (b) cause or permit any part of any of such Person's property to be used as a manufacturing, storage, treatment or disposal site for Hazardous Materials, where such action could reasonably be expected to have a Material Adverse Effect; or (c) cause or suffer any liens to be recorded against any of such Person's property as a consequence of, or in any way related to, the presence, remediation, or disposal of Hazardous Materials in or about any of such Person's property, including any so-called state, federal or local "superfund" lien relating to such matters, where such recordation could reasonably be expected to have a Material Adverse Effect.

     10.16 Limitations on Payments on Subordinated Debt. The Borrower will not, and will not permit any Subsidiary to, make any payment in respect of interest on, principal of, or otherwise relating to, the borrower's subordinated debt securities issued in connection with the Structured Securities if, after giving effect to such payment, a Default or Event of Default would exist.

11.  EVENTS OF DEFAULT; REMEDIES

     If any of the following events shall occur, then the Agent shall at the request, or may with the consent, of the holders of more than fifty percent (50%) in principal amount of the Notes then outstanding or, if no Note is then outstanding, Banks having more than fifty percent (50%) of the Commitments, (a) by notice to the Borrower, declare the Commitment of each Bank and the several obligation of each Bank to make Loans hereunder to be terminated, whereupon the same shall forthwith terminate, and (b) declare the Notes and all interest accrued and unpaid thereon, and all other amounts payable under the Notes, this agreement and the other Loan Documents, to be forthwith due and payable, whereupon the Notes, all such interest and all such other amounts, shall become and be forthwith due and payable without presentment, demand, protest, or further notice of any kind (including, without limitation, notice of default, notice of intent to accelerate and notice of acceleration), all of which are hereby expressly waived by the Borrower; provided, however, that with respect to any Event of Default described in Sections 11.7 or 11.8 hereof, (i) the Commitment of each Bank and the obligation of the Banks to make Loans shall automatically be terminated and (ii) the entire unpaid principal amount of the Notes, all interest accrued and unpaid thereon, and all such other amounts payable under the Notes, this Agreement and the other Loan Documents, shall automatically become immediately due and payable, without presentment demand, protest, or any notice of any kind (including, without limitation, notice of default, notice of intent to accelerate and notice of acceleration), all of which are hereby expressly waived by the Borrower:

--------------------------------------------------------------------------------

     11.1 Failure to Pay Principal or Interest. The Borrower does not pay, repay or prepay any principal of or interest on any Note or any Short-Term Credit Facility Note when due; or

     11.2 Failure to Pay Commitment Fee or Other Amounts. The Borrower does not pay any commitment fee or any other obligation or amount payable under this Agreement, the Short-Term Credit Facility Agreement, the Notes, the Short-Term Credit Facility Notes, or any Letter of Credit Reimbursement Agreement within two (2) calendar days after the same shall have become due; or

     11.3 Failure to Pay Other Debt. The Borrower or any Subsidiary fails to pay principal or interest aggregating more than $2,000,000.00 on any other Debt when due and any related grace period has expired, or the holder of any of such other Debt declares such Debt due prior to its stated maturity because of the Borrower's or any Subsidiary's default thereunder and the expiration of any related grace period; or

     11.4 Misrepresentation or Breach of Warranty. Any representation or warranty made by the Borrower herein or otherwise furnished to the Bank in connection with this Agreement or any other Loan Document shall be incorrect, false or misleading in any material respect when made; or

     11.5 Violation of Negative Covenants. The Borrower violates any covenant, agreement or condition contained in Sections 10.2, 10.3, 10.5, 10.6, 10.9, 10.10, 10.11, or 10.15; or

     11.6 Violation of Other Covenants, Etc. The Borrower violates any other covenant, agreement or condition contained herein (other than the covenants, agreements and conditions set forth or described in Sections 11.1, 11.2, 11.3, 11.4, and 11.5 above) or in any other Loan Document and such violation shall not have been remedied within (30) days after written notice has been received by the Borrower from the Bank or the holder of the Note; or

     11.7 Bankruptcy and Other Matters. The Borrower or any Subsidiary (a) makes an assignment for the benefit of creditors; or (b) admits in writing its inability to pay its debts generally as they become due; or (c) generally fails to pay its debts as they become due; or (d) files a petition or answer seeking for itself, or consenting to or acquiescing in, any reorganization, arrangement, composition, readjustment, liquidation, dissolution, or similar relief under any applicable Debtor Law (including, without limitation, the Federal Bankruptcy Code); or (i) there is appointed a receiver, custodian, liquidator, fiscal agent, or trustee of the Borrower or any Subsidiary or of the whole or any substantial part of their respective assets; or (ii) any court enters an order, judgment or decree approving a petition filed against the Borrower or any Subsidiary seeking reorganization, arrangement, composition, readjustment, liquidation, dissolution, or similar relief under any Debtor Law and either such order, decree or judgment so filed against it is not dismissed or stayed (unless and until such stay is no longer in effect) within thirty (30) days of entry thereof or an order for relief is entered pursuant to any such law; or

     11.8 Dissolution. Any order is entered in any proceeding against the Borrower or any Subsidiary decreeing the dissolution, liquidation, winding-up or split-up of the Borrower or such Subsidiary, and such order remains in effect for thirty (30) days; or

     11.9 Undischarged Judgment. Final Judgment or judgments in the aggregate, that might be or give rise to Liens on any property of the Borrower or any Subsidiary, for the payment of money in excess of $1,000,000.00 shall be rendered against the Borrower or any Subsidiary and the same shall remain undischarged for a period of thirty (30) days during which execution shall not be effectively stayed; or

     11.10 Environmental Matters. The occurrence of any of the following events that could result in liability to the Borrower or any Subsidiary under any Environmental Law or the creation of a Lien on any property of the Borrower or any Subsidiary in favor of any governmental authority or any other Person for any liability under any Environmental Law or for damages arising from costs incurred by such Person in response to a Release or threatened Release of Hazardous Materials into the environment if any such asserted liability or Lien exceeds $10,000,000.00 and if any such lien would cover any property of the Borrower or any Subsidiary which property is or would reasonably be considered to be integral to the operations of the Borrower or any Subsidiary in the ordinary course of business:

--------------------------------------------------------------------------------

           (a) the Release of Hazardous Materials at, upon, under or within the property owned or leased by the Borrower or any Subsidiary or any contiguous property;

           (b) the receipt by the Borrower or any Subsidiary of any summons, claim, complaint, judgment, order or similar notice that it is not in compliance with or that any governmental authority is investigating its compliance with any Environmental Law;

           (c) the receipt by the Borrower or any Subsidiary of any notice or claim to the effect that it is or may be liable for the Release or threatened Release of Hazardous Materials into the environment; or

           (d) any governmental authority incurs costs or expenses in response to the Release of any Hazardous Material which affects in any way the properties of the Borrower or any Subsidiary.

     11.11 Other Remedies. In addition to and cumulative of any rights or remedies expressly provided for in this Section 11, if any one or more Events of Default shall have occurred, the Agent shall at the request, and may with the consent, of the Majority Banks proceed to protect and enforce the rights of the Banks hereunder by any appropriate proceedings. The Agent shall at the request, and may with the consent, of the Majority Banks also proceed either by the specific performance of any covenant or agreement contained in this Agreement or by enforcing the payment of the Notes or by enforcing any other legal or equitable right provided under this Agreement or the Notes or otherwise existing under any law in favor of the holder of the Notes.

     11.12 Remedies Cumulative. No remedy, right or power conferred upon the Banks is intended to be exclusive of any other remedy, right or power given hereunder or now or hereafter existing at law, in equity, or otherwise, and all such remedies, rights and powers shall be cumulative.

     11.13 Default under Term Loan Facility. The occurrence of an Event of Default (as defined under the credit agreement evidencing the Term Loan Facility) shall also constitute an Event of Default under this Agreement.

12.  THE AGENT

     12.1 Authorization and Action. Each Bank hereby appoints Chase as its Agent under and irrevocably authorizes the Agent (subject to Sections
           12.1 and 12.7) to take such action as the Agent on its behalf and to exercise such powers under this Agreement and the Notes as are delegated to the Agent by the terms thereof, together with such powers as are reasonably incidental thereto. Without limitation of the foregoing, each Bank expressly authorizes the Agent to execute, deliver, and perform its obligations under this Agreement, and to exercise all rights, powers, and remedies that the Agent may have hereunder. As to any matters not expressly provided for by this Agreement (including, without limitation, enforcement or collection of the Notes), the Agent shall not be required to exercise any discretion or take any action, but shall be required to act, or to refrain from acting (and shall be fully protected in so acting or refraining from acting), upon the instructions of the Majority Banks, and such instructions shall be binding upon all the Banks and all holders of any Note; provided, however, that the Agent shall not be required to take any action which exposes the Agent to personal liability or which is contrary to this Agreement or applicable law. The Agent agrees to give to each Bank prompt notice of each notice given to it by the Borrower pursuant to the terms of this Agreement.

     12.2 Agent's Reliance, Etc. Neither the Agent nor any of its directors, officers, agents, or employees shall be liable to any Bank for any action taken or omitted to be taken by it or them under or in connection with this Agreement, the Notes and the other Loan Documents, except for its or their own gross negligence or willful misconduct. Without limitation of the generality of the foregoing, the Agent: (a) may treat the original or any successor holder of any Note as the holder thereof until the Agent receives notice from the Bank which is the payee of such Note concerning the assignment of such Note; (b) may employ and consult with legal counsel (including counsel for the Borrower), independent public accountants, and other experts selected by it and shall not be liable to any Bank for any action taken, or omitted to be taken, in good faith by it or them in accordance with the advice of such counsel, accountants, or experts received in such

--------------------------------------------------------------------------------
           consultations and shall not be liable for any negligence or misconduct of any such counsel, accountants, or other experts; (c) makes no warranty or representation to any Bank and shall not be responsible to any Bank for any opinions, certifications, statements, warranties, or representations made in or in connection with this Agreement; (d) shall not have any duty to any Bank to ascertain or to inquire as to the performance or observance of any of the terms, covenants, or conditions of this Agreement or any other instrument or document furnished pursuant thereto or to satisfy itself that all conditions to and requirements for any Loan have been met or that the Borrower is entitled to any Loan or to inspect the property (including the books and records) of the Borrower or any Subsidiary;
           (e) shall not be responsible to any Bank for the due execution, legality, validity, enforceability, genuineness, sufficiency, or value of this Agreement or any other instrument or document furnished pursuant thereto; and (f) shall incur no liability under or in respect of this Agreement by acing upon any notice, consent, certificate, or other instrument or writing (which may be by telegram, cable, telex, or otherwise) believed by it to be genuine and signed or sent by the proper party or parties.

     12.3 Defaults. The Agent shall not be deemed to have knowledge of the occurrence of a Default (other than the nonpayment of principal of or interest hereunder or of any fees) unless the Agent has received notice from a Bank or the Borrower specifying such Default and stating that such notice is a Notice of Default. In the event that the Agent receives such a notice of the occurrence of a Default, the Agent shall give prompt notice thereof to the Banks (and shall give each Bank prompt notice of each such nonpayment). The Agent shall (subject to Section 12.7) take such action with respect to such Default; provided that, unless and until the Agent shall have received the directions referred to in Sections 12.1 or 12.7, the Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default as it shall deem advisable and in the best interest of the Banks.

     12.4 Chase and Affiliates. With respect to its Commitment, any Loan made by it, and the Note issued to it, Chase shall have the same rights and powers under this Agreement as any other Bank and may exercise the same as though it were not the Agent; and the term "Bank" or "Banks" shall, unless otherwise expressly indicated, include Chase in its individual capacity. Chase and its respective Affiliates may accept deposits from, lend money to, act as trustee under indentures of, and generally engage in any kind of business with, the Borrower, any of its respective Affiliates and any Person who may do business with or own securities of the Borrower or any such Affiliate, all as if Chase were not the Agent and without any duty to account therefor to the Banks.

     12.5 Non-Reliance on Agent and Other Banks. Each Bank agrees that it has, independently and without reliance on the Agent or any other Bank, and based on such documents and information as it has deemed appropriate, made its own credit analysis of the Borrower and each Subsidiary and its decision to enter into the transactions contemplated by this Agreement and that it will, independently and without reliance upon the Agent or any other Bank, and based on such documents and information as it shall deem appropriate at the time, continue to make its own analysis and decisions in taking or not taking action under this Agreement. The Agent shall not be required to keep itself informed as to the performance or observance by the Borrower of this Agreement or to inspect the properties or books of the Borrower or any Subsidiary. Except for notices, reports, and other documents and information expressly required to be furnished to the Banks by the Agent hereunder, the Agent shall not have any duty or responsibility to provide any Bank with any credit or other information concerning the affairs, financial condition, or business of the Borrower or any Subsidiary (or any of their Affiliates) which may come into the possession of the Agent or any of its Affiliates.

     12.6 Indemnification. Notwithstanding anything to the contrary herein contained, the Agent shall be fully justified in failing or refusing to take any action hereunder unless it shall first be indemnified to its satisfaction by the Banks against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses, and disbursements of any kind or nature whatsoever which may be imposed on, incurred by or asserted against the Agent in any way relating to or arising out of its taking or continuing to take any action. Each Bank agrees to indemnify the Agent (to the extent not reimbursed by the Borrower), according to such Bank's Commitment, from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses, and disbursements of any kind or nature whatsoever

--------------------------------------------------------------------------------
           which may be imposed on, incurred by, or asserted against the Agent in any way relating to or arising out of this Agreement or the Notes or any action taken or omitted by the Agent under this Agreement or the Notes; provided that no Bank shall be liable for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses, or disburse ments resulting from the gross negligence or willful misconduct of the person being indemnified; and provided further that it is the intention of each Bank to indemnify the Agent against the consequences of the Agent's own negligence, whether such negligence be sole, joint, concurrent, active or passive. Without limitation of the foregoing, each Bank agrees to reimburse the Agent promptly upon demand for its Pro Rata Percentage of any out-of-pocket expenses (including attorneys' fees) incurred by the Agent in connection with the preparation, administration, or enforcement of, or legal advice in respect of rights or responsibilities under, this Agreement and the Notes, to the extent that the Agent is not reimbursed for such expenses by the Borrower.

     12.7 Successor Agent. The Agent may resign at any time as Agent under this Agreement by giving written notice thereof to the Banks and the Borrower and may be removed at any time with or without cause by the Majority Banks. Upon any such resignation or removal, the Majority Banks shall have the right to appoint a successor Agent. If no successor Agent shall have been so appointed by the Majority Banks or shall have accepted such appointment within thirty (30) days after the retiring Agent's giving of notice of resignation or the Majority Banks' removal of the retiring Agent, then the retiring Agent may, on behalf of the Banks, appoint a successor Agent, which shall be a commercial bank organized under the laws of the United States of America or of any State thereof and having a combined capital and surplus of at least $500,000,000.00. Upon the acceptance of any appointment as Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Agent, and the retiring Agent shall be discharged from its duties and obligations under this Agreement. After any retiring Agent's resignation or removal hereunder as Agent, the provisions of this Section 12 shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent under this Agreement.

     12.8 Agent's Reliance. The Borrower shall notify the Agent in writing of the names of its officers and employees authorized to request a Loan on behalf of the Borrower and shall provide the Agent with a specimen signature of each such officer or employee. The Agent shall be entitled to rely conclusively on such officer's or employee's authority to request a Loan on behalf of the Borrower until the Agent receives written notice from the Borrower to the contrary. The Agent shall have no duty to verify the authenticity of the signature appearing on any Notice of Borrowing, and, with respect to any oral request for a Loan, the Agent shall have no duty to verify the identity of any Person representing himself as one of the officers or employees authorized to make such request on behalf of the Borrower. Neither the Agent nor any Bank shall incur any liability to the Borrower in acting upon any telephonic notice referred to above which the Agent or such Bank believes in good faith to have been given by a duly authorized officer or other Person authorized to borrow on behalf of the Borrower or for otherwise acting in good faith.

13.  MISCELLANEOUS

     13.1 Representation by the Banks. Each Bank represents that it is the intention of such Bank, as of the date of its acquisition of its Note, to acquire the Note for its account or for the account of its Affiliates, and not with a view to the distribution or sale thereof, and, subject to any applicable laws, the disposition of such Bank's property shall at all times be within its control. The Notes have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), and may not be transferred, sold or otherwise disposed of except (a) in a registered Offering under the Securities Act; (b) pursuant to an exemption from the registration provisions of the Securities Act; or (c) if the Securities Act shall not apply to the Notes or the transactions contemplated hereunder as commercial lending transactions.

     13.2 Amendments, Waivers, Etc. No amendment or waiver of any provision of any Loan Document, nor con sent to any departure by the Borrower therefrom, shall in any event be effective unless the same shall be in writing and signed by the Borrower and the Majority Banks, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided, however, that no amendment, waiver, or consent shall, unless in writing and signed by each Bank, do any of the

--------------------------------------------------------------------------------
           following: (a) waive any of the conditions specified in Section 8;
           (b) increase the Commitment of any Bank or alter the term thereof, or subject any Bank to any additional or extended obligations; (c) change the principal of, or rate of interest on, any Note, or any fees or other amounts payable hereunder; (d) postpone any date fixed for any payment of principal of, or interest on, any Note, or any fees (including, without limitation, any fee) or other amounts payable hereunder; (e) change the percentage of the Commitments or of the aggregate unpaid principal amount of any Note, or the number of Banks which shall be required for Banks, or any of them, to take any action hereunder; or (f) amend this Section 13.2; and provided, further, that no amendment, waiver, or consent shall, unless in writing and signed by the Agent in addition to each Bank, affect the rights or duties of the Agent under any Loan Document. No failure or delay on the part of any Bank or the Agent in exercising any power or right hereunder shall operate as a waiver thereof nor shall any single or partial exercise of any such right or power, or any abandonment or discon tinuance of steps to enforce such a right or power, preclude any other or further exercise thereof or the exercise of any other right or power. No course of dealing between the Borrower and any Bank or the Agent shall operate as a waiver of any right of any Bank or the Agent. No modification or waiver of any provision of this Agreement or the Note nor consent to any departure by the Borrower therefrom shall in any event be effective unless the same shall be in writing, and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given. No notice to or demand on the Borrower in any case shall entitle the Borrower to any other or further notice or demand in similar or other circumstances.

     13.3 Reimbursement of Expenses. The Borrower agrees to reimburse the Bank for its reasonable out-of- pocket expenses, including the reasonable fees and expenses of counsel to the Bank, in connection with the transactions contemplated by this Agreement, whether or not such contemplated transactions shall be consummated, or any of them, or otherwise in connection with this Agreement, including its negotiation, preparation, execution, administration, modification and enforcement, and all reasonable fees, including the reasonable fees and expenses of counsel to the Agent and each Bank, costs and expenses of the Agent for environmental consultants and costs and expenses of the Agent and each Bank in connection with due diligence, transportation, computer time and research and duplication. The Borrower agrees to pay any and all stamp and other taxes which may be payable or determined to be payable in connection with the execution and delivery of this Agreement or the Notes, and to save any holder of any Note harmless from any and all liabilities with respect to or resulting from any delay or omission to pay any such taxes. The obligations of the Borrower under this Section 13.3 shall survive the termination of this Agreement and/or the payment of the Notes.

     13.4 Notices. All notices and other communications provided for herein shall be in writing (including telex, facsimile, or cable communication) and shall be mailed, telecopied, telexed, cabled or delivered addressed as follows:

           (a)    If to the Borrower, to it at: Southern Union Company
                                                504 Lavaca, Suite 800
                                                Austin, Texas   78701
                                                Attention:  Mr. Ronald J. Endres
                                                Fax:  (512) 370-8253

                  with copies to:               Susan Westbrook, Esq.
                                                Ms. Cheryl Yager
                                                Southern Union Company
                                                504 Lavaca, Suite 800
                                                Austin, Texas   78701
                                                Fax:  (512) 370-8253

           (b)    If to the Agent, to it at:    The Chase Manhattan Bank
                                                700 Lavaca, 2nd Floor
                                                Austin, Texas  78701
                                                Attention:  Manager/Commercial
                                                            Lending
                                                Fax:  (512) 479-2853


--------------------------------------------------------------------------------
                  with a copy to:               Chase Securities Inc.
                                                707 Travis Street, 8th Floor
                                                Houston, Texas  77002
                                                Attention:  Gina Hardwick
                                                Fax:  (713) 216-2291

           and if to any Bank, at the address specified below its name on the signature pages hereof, or as to the Borrower or the Agent, to such other address as shall be designated by such party in a written notice to the other party and, as to each other party, at such other address as shall be designated by such party in a written notice to the Borrower and the Agent. All such notices and communications shall, when mailed, telecopied, telexed, transmitted, or cabled, become effective when deposited in the mail, confirmed by telex answer back, transmitted to the telecopier, or delivered to the cable company, except that notices and communications to the Agent under Sections 2.1(c) or 2.2 shall not be effective until actually received by the Agent.

     13.5 Governing Law; Venue. THIS AGREEMENT AND THE NOTES SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS AND THE UNITED STATES OF AMERICA; provided, however, that Chapter 346
                                             --------  -------
           of the Texas Finance Code, as amended, shall not apply to this Agreement and the Notes issued hereunder. Travis County, Texas shall be a proper place of venue to enforce payment or performance of this Agreement and the other Loan Documents by the Borrower, unless the Agent shall give its prior written consent to a different venue. The Borrower hereby irrevocably waives, to the fullest extent permitted by law, any objection which it may now or hereafter have to the laying of venue of any suit, action or proceeding arising out of or relating to any of the Loan Documents in the District Courts of Travis County, Texas, or in the United States District Court for the Western District of Texas, Austin Division, and hereby further irrevocably waives any claims that any such suit, action or proceeding brought in any such court has been brought in an inconvenient forum. The Borrower hereby irrevocably agrees that, provided that the Borrower can obtain personal jurisdiction over and service of process upon the Agent or the applicable Bank, any legal proceeding against the Agent or any Bank arising out of or in connection with this Agreement or the other Loan Documents shall be brought in the district courts of Travis County, Texas, or in the United States District Court for the Western District of Texas, Austin Division. Nothing contained in this Section or in any other provision of any Loan Document (unless expressly provided otherwise) shall be deemed or construed as an agreement by any Bank to be subject to the jurisdiction of such courts.

     13.6 Survival of Representations, Warranties and Covenants. All representations, warranties and covenants contained herein or made in writing by the Borrower in connection herewith shall survive the execution and delivery of this Agreement and the Notes, and will bind and inure to the benefit of the respective successors and assigns of the parties hereto, whether so expressed or not, provided that the undertaking of the Banks to make the Loans to the Borrower shall not inure to the benefit of any successor or assign of the Borrower. No investigation at any time made by or on behalf of the Banks shall diminish the Banks' rights to rely on any representations made herein or in connection herewith. All statements contained in any certificate or other written instrument delivered by the Borrower or by any Person authorized by the Borrower under or pursuant to this Agreement or in connection with the transactions contemplated hereby shall constitute representations and warranties hereunder as of the time made by the Borrower.

     13.7 Counterparts. This Agreement may be executed in several counterparts, and by the parties hereto on separate counterparts, and each counterpart, when so executed and delivered, shall constitute an original instrument and all such separate counterparts shall constitute but one and the same instrument.

     13.8 Separability. Should any clause, sentence, paragraph or section of this Agreement be judicially declared to be invalid, unenforceable or void, such decision shall not have the effect of invalidating or voiding the remainder of this Agreement, and the parties hereto agree that the part or parts of this Agreement so held to be invalid, unenforceable or void will be deemed to have been stricken herefrom and the remainder will have the same force and effectiveness as if such part or parts had never been included herein. Each covenant contained in this Agreement shall be construed (absent an express contrary provision herein)

--------------------------------------------------------------------------------
           as being independent of each other covenant contained herein, and compliance with any one covenant shall not (absent such an express contrary provision) be deemed to excuse compliance with one or more other covenants.

     13.9 Descriptive Headings. The section headings in this Agreement have been inserted for convenience only and shall be given no substantive meaning or significance whatsoever in construing the terms and provisions of this Agreement.

     13.10 Accounting Terms. All accounting terms used herein which are not expressly defined in the Agreement, or the respective meanings of which are not otherwise qualified, shall have the respective meanings given to them in accordance with GAAP.

     13.11 Limitation of Liability. No claim may be made by the Borrower or any other Person against the Agent or any Bank or the Affiliates, directors, officers, employees, attorneys, or agents of the Agent or any Bank for any special, indirect, consequential, or punitive damages in respect to any claim for breach of contract arising out of or related to the transactions contemplated by this Agreement, or any act, omission, or event occurring in connection herewith and the Borrower hereby waives, releases, and agrees not to sue upon any claim for any such damages, whether or not accrued and whether or not known or suspected to exist in its favor.

     13.12 Set-Off. The Borrower hereby gives and confirms to each Bank a right of set-off of all moneys, securities and other property of the Borrower (whether special, general or limited) and the proceeds thereof, now or hereafter delivered to remain with or in transit in any manner to such Bank, its Affiliates, correspondents or agents from or for the Borrower, whether for safekeeping, custody, pledge, transmission, collection or otherwise or coming into possession of such Bank, its Affiliates, correspondents or agents in any way, and also, any balance of any deposit accounts and credits of the Borrower with, and any and all claims of security for the payment of the Notes and of all other liabilities and obligations now or hereafter owed by the Borrower to such Bank, contracted with or acquired by such Bank, whether such liabilities and obligations be joint, several, absolute, contingent, secured, unsecured, matured or unmatured, and the Borrower hereby authorizes each Bank, its Affiliates, correspondents or agents at any time or times, without prior notice, to apply such money, securities, other property, proceeds, balances, credits of claims, or any part of the foregoing, to such liabilities in such amounts as it may select, whether such liabilities be contingent, unmatured or otherwise, and whether any collateral security therefor is deemed adequate or not. The rights described herein shall be in addition to any collateral security, if any, described in any separate agreement executed by the Borrower.

     13.13 Sale or Assignment

           (a) Subject to the prior written consent of the Agent and the Borrower, such consent not to be unreasonably withheld, each Bank may assign to an Eligible Assignee all or a portion of its rights and obligations under this Agreement (including, without limitation, all or a portion of its Commitments and the Note held by it); provided, however, that: (i) each such
                                        --------  -------
                  assignment shall be of a constant, and not a varying, percentage of all of the assigning Banks rights and obligations under this Agreement; (ii) the amount of the Commitments so assigned shall equal or exceed $5,000,000.00;
                  (iii) the Commitment of each Bank shall be not less than $5,000,000.00 (subject only to reductions pursuant to Sections
                  4.6 and 11 hereof); (iv) the parties to each such assignment shall execute and deliver to the Agent, for its acceptance and recording in the Register (as hereinafter defined), an Assignment and Acceptance in the form of Exhibit C attached
                                                           ---------
                  hereto and made a part hereof (the "Assignment and Acceptance"), together with any Note subject to such assignment and a processing and recordation fee of $2,000.00;
                  (v) any such assignment from one Bank to another Bank shall not require the consent of the Agent or the Borrower if such assignment does not result in any Bank holding more than 60% of the aggregate outstanding Commitments; and (vi) any such assignment shall not require the consent of the Borrower if a Default or Event of Default shall have occurred and is then continuing. Upon such execution, delivery, acceptance, and recording, from and after the effective date specified in each Assignment and Acceptance, which effective date shall be the date on which such Assignment and Acceptance is accepted by the Agent, (A) the Eligible Assignee

--------------------------------------------------------------------------------
                  thereunder shall be a party hereto and, to the extent that rights and obligations hereunder have been assigned to it pursuant to such Assignment and Acceptance, have the rights and obligations of a Bank under the Loan Documents, and (B) the Bank assignor thereunder shall, to the extent that rights and obligations hereunder have been assigned by it pursuant to such Assignment and Acceptance, relinquish its rights and be released from its obligations under the Loan Documents (and, in the case of an Assignment and Acceptance covering all or the remaining portion of an assigning Bank's rights and obligations under the Loan Documents, such Bank shall cease to be a party thereto).

           (b) By executing and delivering an Assignment and Acceptance, the Bank assignor thereunder and the Eligible Assignee thereunder confirm to and agree with each other and the other parties hereto as follows: (i) other than as provided in such Assignment and Acceptance, such assigning Bank makes no representation or warranty and assumes no responsibility with respect to any statements, warranties, or representations made in or in connection with any Loan Document or the execution, legality, validity, enforceability, genuineness, sufficiency, or value of any Loan Document or any other instrument or document furnished pursuant thereto; (ii) such assigning Bank makes no representation or warranty and assumes no responsibility with respect to the financial condition of the Borrower or any Subsidiary or the performance or observance by the Borrower of any of its obligations under any Loan Document or any other instrument or document furnished pursuant thereto; (iii) such Eligible Assignee confirms that it has received a copy of the Loan Documents, together with copies of the financial statements referred to in Section 7.2 and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Assignment and Acceptance; (iv) such Eligible Assignee, independently and without reliance upon the Agent, such assigning Bank, or any Bank and based on such documents and information as it shall deem appropriate at the time, will continue to make its own credit decisions in taking or not taking action under this Agreement; (v) such Eligible Assignee appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers under any Loan Document as are delegated to the Agent by the terms thereof, together with such powers as are reasonably incidental thereto; and (vi) such Eligible Assignee agrees that it will perform in accordance with their terms all of the obligations which by the terms of any Loan Document are required to be performed by it as a Bank.

           (c)    The Agent shall maintain at its address referred to in Section
                  13.4 a copy of each Assignment and Acceptance delivered to and accepted by it and a register for the recordation of the names and addresses of Banks and the Commitment of, and principal amount of the Loans owing to, each Bank from time to time (the "Register"). The entries in the Register shall be conclusive and binding for all purposes, absent manifest error, and the Borrower, the Agent, and Banks may treat each Person whose name is recorded in the Register as Bank hereunder for all purposes of the Loan Documents. The Register shall be available for inspection by the Borrower or any Bank at any reasonable time and from time to time upon reasonable prior notice.

           (d) Upon its receipt of an Assignment and Acceptance executed by an assigning Bank, together with any Note subject to such assignment, the Agent, if such Assignment and Acceptance has been completed and is in substantially the form of Exhibit C,
                                                                     ---------
                  shall (i) accept such Assignment and Acceptance; (ii) record the information contained therein in the Register; and (iii) give prompt notice thereof to the Borrower. Within three (3) Business Days after its receipt of such notice, the Borrower at its own expense, shall execute and deliver to the Agent in exchange for each surrendered Note a new Note to the order of such Eligible Assignee in an amount equal to the Commitment assumed by it pursuant to such Assignment and Acceptance and, if the assigning Bank has retained a Commitment hereunder, a new Note to the order of the assigning Bank in an amount equal to the Commitment retained by it hereunder. The new Notes shall be in an aggregate principal amount equal to the aggregate principal amount of the surrendered Notes, shall be dated the effective date of such Assignment and Acceptance and shall otherwise be in substantially the form of Exhibit C
                                                                  ---------
                  attached hereto and made a part hereof. Upon receipt by the Agent of each such new Note conforming to the requirements set forth in the preceding sentences, the Agent shall return to the Borrower each such surrendered Note marked to show that each such surrendered Note has been replaced, renewed, and extended by such new Note.

--------------------------------------------------------------------------------

           (e) Each Bank may sell participations to one or more banks or other entities in or to all or a portion of its rights and/or obligations under this Agreement (including, without limitation, all or a portion of its Commitment and the Note held by it); provided, however, that (i) each Bank's
                               --------  -------
                  obligations under this Agreement (including, without limitation, its Commitment to the Borrower hereunder) shall remain unchanged; (ii) such Bank shall remain solely responsible to the other parties hereto for the performance of such obligations; (iii) except as provided below, such Bank shall remain the holder of any such Note for all purposes of this Agreement; and (iv) the participating banks or other entities shall be entitled to the benefits of Sections 2.3 and
                  4.6 to recover costs, losses and expenses in the circumstances, and to the extent provided in Section 2.3, as though such participant were a Bank; provided, however, the
                                                       --------  -------
                  amounts to which a participant shall be entitled to obtain pursuant to Sections 2.3 and 4.6 shall be determined by reference to such participant's selling Bank and shall be recoverable solely from such selling Bank and (v) the Borrower, the Agent and the other Banks shall continue to deal solely and directly with the selling Bank in connection with such Bank's rights and obligations under this Agreement and the other Loan Documents; provided, however, the selling Bank
                                            --------  -------
                  may grant a participant rights with respect to amendments, modification or waivers with respect to any fees payable hereunder to such Bank (including the amount and the dates fixed for the payment of any such fees) or the amount of principal or the rate of interest payable on, the dates fixed for any payment of principal or interest on, the Loans, or the release of any obligations of the Borrower hereunder and under the other Loan Documents, or the release of any security for any of the Obligations. Except with respect to cost protections contained in Sections 2.3 and 4.6, no participant shall be a third party beneficiary of this Agreement and shall not be entitled to enforce any rights provided to its selling Bank against the Company under this Agreement.

           (f) Notwithstanding anything herein to the contrary, each Bank may pledge and assign all or any portion of its rights and interests under the Loan Documents to any Federal Reserve Bank.

     13.14 Non U.S. Banks. Prior to the date of the initial Borrowings hereunder, and from time to time thereafter if requested by the Borrower or the Agent, each Bank organized under the laws of a jurisdiction outside the United States of America shall provide the Agent and the Borrower with the forms prescribed by the Internal Revenue Service of the United States of America certifying such Banks exemption from United States withholding taxes with respect to all payments to be made to such Bank hereunder or under such Bank's Note. Unless the Borrower and the Agent have received forms or other documents satisfactory to them indicating that payments hereunder or under such Bank's Note are not subject to United States withholding tax or are subject to such tax at a rate reduced by an applicable tax treaty, the Borrower or the Agent shall withhold taxes from such payments at the applicable statutory rate in the case of payments to or for any Bank organized under the laws of a jurisdiction outside the United States.

     13.15 Interest. All agreements between the Borrower, the Agent or any Bank, whether now existing or hereafter arising and whether written or oral, are hereby expressly limited so that in no contingency or event whatsoever, whether by reason of demand being made on any Note or otherwise, shall the amount paid, or agreed to be paid, to the Agent or any Bank for the use, forbearance, or detention of the money to be loaned under this Agreement or otherwise or for the payment or performance of any covenant or obligation contained herein or in any document related hereto exceed the amount permissible at the Highest Lawful Rate. If, as a result of any circumstances whatsoever, fulfillment of any provision hereof or of any of such documents, at the time performance of such provision shall be due, shall involve transcending the limit of validity prescribed by applicable usury law, then, ipso facto, the obligation to be filled shall be reduced to the limit of such validity, and if, from any such circumstance, the Agent or any Bank shall ever receive interest or anything which might be deemed interest under applicable law which would exceed the amount permissible at the Highest Lawful Rate, such amount which would be excessive interest shall be applied to the reduction of the principal amount owing on account of the Notes or the amounts owing on other obligations of the Borrower to the Agent or any Bank under this Agreement or any document related hereto and not to the payment of interest, or if such excessive interest exceeds the unpaid principal balance of the Notes and the amounts owing on other obligations of the Borrower to the Agent or any Bank under this Agreement or any document related hereto, as the case may be, such excess shall be refunded to the Borrower. All sums paid or agreed to be paid to the Agent or any Bank for the use, forbearance, or detention of the indebtedness of the Borrower to the Agent or any Bank shall, to the extent permitted by applicable law, be amortized, prorated, allocated, and spread throughout the full term of such indebtedness

--------------------------------------------------------------------------------
           until payment in full of the principal thereof (Including the period of any renewal or extension thereof) so that the interest on account of such indebtedness shall not exceed the Highest Lawful Rate. The terms and provisions of this Section 13.15 shall control and supersede every other provision of all agreements between the Borrower and the Banks.

     13.16 Indemnification. THE BORROWER AGREES TO INDEMNIFY, DEFEND, AND SAVE HARMLESS THE AGENT, EACH BANK AND THEIR RESPECTIVE OFFICERS, DIRECTORS, EMPLOYEES, AGENTS, AND ATTORNEYS, AND EACH OF THEM (THE "INDEMNIFIED PARTIES"), FROM AND AGAINST ALL CLAIMS, ACTIONS, SUITS, AND OTHER LEGAL PROCEEDINGS, DAMAGES, COSTS, IN TEREST, CHARGES, TAXES, COUNSEL FEES, AND OTHER EXPENSES AND PENALTIES (INCLUDING WITHOUT LIMITATION ALL ATTORNEY FEES AND COSTS OR EXPENSES OF SET TLEMENT) WHICH ANY OF THE INDEMNIFIED PARTIES MAY SUSTAIN OR INCUR BY REASON OF OR ARISING OUT OF (a) THE MAKING OF ANY LOAN HEREUNDER, THE EXECUTION AND DELIVERY OF THIS AGREEMENT AND THE NOTES AND THE CONSUMMATION OF THE TRANS ACTIONS CONTEMPLATED THEREBY AND THE EXERCISE OF ANY OF THE BANKS' RIGHTS UNDER THIS AGREEMENT AND THE NOTES OR OTHERWISE, INCLUDING, WITHOUT LIMITATION, DAMAGES, COSTS, AND EXPENSES INCURRED BY ANY OF THE INDEMNIFIED PARTIES IN INVESTIGATING, PREPARING FOR, DEFENDING AGAINST, OR PROVIDING EVIDENCE, PRO DUCING DOCUMENTS, OR TAKING ANY OTHER ACTION IN RESPECT OF ANY COMMENCED OR THREATENED LITIGATION UNDER ANY FEDERAL SECURITIES LAW OR ANY SIMILAR LAW OF ANY JURISDICTION OR AT COMMON LAW OR (b) ANY AND ALL CLAIMS OR PROCEEDINGS (WHETHER BROUGHT BY A PRIVATE PARTY, GOVERNMENTAL AUTHORITY OR OTHERWISE) FOR BODILY INJURY, PROPERTY DAMAGE, ABATEMENT, REMEDIATION, ENVIRONMENTAL DAMAGE, OR IMPAIRMENT OR ANY OTHER INJURY OR DAMAGE RESULTING FROM OR RE LATING TO THE RELEASE OF ANY HAZARDOUS MATERIALS LOCATED UPON, MIGRATING INTO, FROM, OR THROUGH OR OTHERWISE RELATING TO ANY PROPERTY OWNED OR LEASED BY THE BORROWER OR ANY SUBSIDIARY (WHETHER OR NOT THE RELEASE OF SUCH HAZARD OUS MATERIALS WAS CAUSED BY THE BORROWER, ANY SUBSIDIARY, A TENANT, OR SUB TENANT OF THE BORROWER OR ANY SUBSIDIARY, A PRIOR OWNER, A TENANT, OR SUBTENANT OF ANY PRIOR OWNER OR ANY OTHER PARTY AND WHETHER OR NOT THE ALLEGED LIABILITY IS ATTRIBUTABLE TO THE HANDLING, STORAGE, GENERATION, TRANS PORTATION, OR DISPOSAL OF ANY HAZARDOUS MATERIALS OR THE MERE PRESENCE OF ANY HAZARDOUS MATERIALS ON SUCH PROPERTY; PROVIDED THAT THE BORROWER SHALL NOT BE LIABLE TO THE INDEMNIFIED PARTIES WHERE THE RELEASE OF SUCH HAZARDOUS MATERIALS OCCURS AT ANY TIME AT WHICH THE BORROWER OR ANY SUBSIDIARY CEASES TO OWN OR LEASE SUCH PROPERTY); AND PROVIDED FURTHER THAT NO INDEMNIFIED PARTY SHALL BE ENTITLED TO THE BENEFITS OF THIS SECTION 13.16 TO THE EXTENT ITS OWN GROSS NEGLIGENCE OR WILLFUL MISCONDUCT CONTRIBUTED TO ITS LOSS; AND PROVIDED FURTHER THAT IT IS THE INTENTION OF THE BORROWER TO INDEMNIFY THE INDEMNIFIED PARTIES AGAINST THE CONSEQUENCES OF THEIR OWN NEGLIGENCE. THIS AGREEMENT IS INTENDED TO PROTECT AND INDEMNIFY THE INDEMNIFIED PARTIES AGAINST ALL RISKS HEREBY ASSUMED BY THE BORROWER. FOR PURPOSES OF THE FOREGOING SECTION 13.16, THE PHRASE "CONSUMMATION OF THE TRANSACTIONS CONTEMPLATED THEREBY" SET FORTH IN SUBPARAGRAPH (a) ABOVE SHALL INCLUDE, BUT NOT BE LIMITED TO, THE FINANCING OF ANY CORPORATE TAKEOVER PERMITTED HEREUNDER AND THE BORROWER'S USE OF THE LOAN PROCEEDS FOR THE PURPOSE OF ACQUIRING ANY EQUITY INTERESTS DESCRIBED IN SUBPARAGRAPH (ii) OF THE DEFINITION OF "QUALIFYING ASSETS" SET FORTH IN THIS AGREEMENT (AS AMENDED). THE OBLIGATIONS OF THE BORROWER UNDER THIS SECTION 13.16 SHALL SURVIVE ANY TERMINATION OF THIS AGREEMENT AND THE REPAYMENT OF THE NOTES.

     13.17 Payments Set Aside. To the extent that the Borrower makes a payment or payments to the Agent or any Bank or the Agent or any Bank exercises its right of set off, and such payment or payments or the proceeds of such set off or any part thereof are subsequently invalidated, declared to be fraudulent or preferential, set aside and/or required to be repaid to a trustee, receiver or any other Person under any

--------------------------------------------------------------------------------

           Debtor Law or equitable cause, then, to the extent of such recovery, the obligation or part thereof originally intended to be satisfied, and all rights and remedies therefor, shall be revived and shall continue in full force and effect as if such payment had not been made or set off had not occurred.

     13.18 Loan Agreement Controls. If there are any conflicts or inconsistencies among this Agreement and any other document executed in connection with the transactions connected herewith, the provisions of this Agreement shall prevail and control.

     13.19 Obligations Several. The obligations of each Bank under this Agreement and the Note to which it is a party are several, and no Bank shall be responsible for any obligation or Commitment of any other Bank under this Agreement and the Note to which it is a party. Nothing contained in this Agreement or the Note to which it is a party, and no action taken by any Bank pursuant thereto, shall be deemed to constitute the Banks to be a partnership, an association, a joint venture, or any other kind of entity.

     13.20 Pro Rata Treatment. All Loans under, and all payments and other amounts received in connection with this Agreement (including, without limitation, amounts received as a result of the exercise by any Bank of any right of set off) shall be effectively shared by the Banks ratably in accordance with the respective Pro Rata Percentages of the Banks. If any Bank shall obtain any payment (whether voluntary, involuntary, through the exercise of any right of set off, or otherwise) on account of the principal of, or interest on, or fees in respect of, any Note held by it (other than pursuant to Section 2.3(d)) in excess of its Pro Rata Percentage of payments on account of similar Notes obtained by all the Banks, such Bank shall forthwith purchase from the other Banks such participations in the Notes or Loans made by them as shall be necessary to cause such purchasing Bank to share the excess payment ratably with each of them; provided, however, that if all or any portion of such excess payment is thereafter recovered from such purchasing Bank, such purchase from each Bank shall be rescinded and such Bank shall repay to the purchasing Bank the purchase price to the extent of such recovery together with an amount equal to such Bank's ratable share (according to the proportion of (a) the amount of such Bank's required repayment to (b) the total amount so recovered from the purchasing Bank) of any interest or other amount paid or payable by the purchasing Bank in respect of the total amount so recovered. Disproportionate payments of interest shall be shared by the purchase of separate participations in unpaid interest obligations, disproportionate payments of fees shall be shared by the purchase of separate participations in unpaid fee obligations, and disproportionate payments of principal shall be shared by the purchase of separate participations in unpaid principal obligations. The Borrower agrees that any Bank so purchasing a participation from another Bank pursuant to this Section 13.20 may, to the fullest extent permitted by law, exercise all its rights of payment (including the right of set-off) with respect to such participation as fully as if such Bank were the direct creditor of the Borrower in the amount of such participation. Notwith standing the foregoing, a Bank may receive and retain an amount in excess of its Pro Rata Percentage to the extent but only to the extent, that such excess results from such Bank's Highest Lawful Rate exceeding another Bank's Highest Lawful Rate.

     13.21 No Rights, Duties or Obligations of Co-Syndication Agent or Co-Documentation Agent. The Borrower, the Agent and each Bank acknowledge and agree that except for the rights, powers, obligations and liabilities under this Agreement and the other Loan Documents as a Bank, Bank One, NA and Fleet National Bank, as Co-Syndication Agents, and First Union National Bank, as a Co-Documentation Agents, shall have no additional rights, powers, obligations or liabilities under this Agreement or any other Loan Documents in their capacities as Co-Syndication Agents or as a Co-Documentation Agent, respectively. The Mizuho Financial Group shall have no rights, powers, obligations or liabilities under this Agreement or any other Loan Documents in its capacity as a Co-Documentation Agent.

     13.22 Final Agreement. THIS WRITTEN AGREEMENT REPRESENTS THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENT'S OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.

     13.23 WAIVER OF JURY TRIAL. EACH PARTY HERETO HEREBY WAIVES, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ANY RIGHT IT MAY HAVE TO A TRIAL BY JURY IN ANY LEGAL

--------------------------------------------------------------------------------

           PROCEEDING DIRECTLY OR INDIRECTLY ARISING OUT OF OR RELATING TO THIS AGREEMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY (WHETHER BASED ON CONTRACT, TORT OR ANY OTHER THEORY). EACH PARTY HERETO (A) CERTIFIES THAT NO REPRESENTATIVE, AGENT OR ATTORNEY OF ANY OTHER PARTY HAS REPRESENTED, EXPRESSLY OR OTHERWISE, THAT SUCH OTHER PARTY WOULD NOT, IN THE EVENT OF LITIGATION, SEEK TO ENFORCE THE FOREGOING WAIVER AND
           (B) ACKNOWLEDGES THAT IT AND THE OTHER PARTIES HERETO HAVE BEEN INDUCED TO ENTER INTO THIS AGREEMENT BY, AMONG OTHER THINGS, THE MUTUAL WAIVERS AND CERTIFICATIONS IN THIS SECTION.



--------------------------------------------------------------------------------

IN WITNESS WHEREOF, the parties hereto, by their respective officers thereunto duly authorized, have executed this Agreement on the dates set forth below to be effective as of May 29, 2001.


                            SOUTHERN UNION COMPANY

                            By:
                                ------------------------------------------------
                            Name:
                                ------------------------------------------------
                            Title:
                                ------------------------------------------------




Commitment:                 THE CHASE MANHATTAN BANK,
$19,200,000                 for itself and as Agent for the Banks

                            By:
                                ------------------------------------------------
                            Name:
                                ------------------------------------------------
                            Title:
                                ------------------------------------------------





Commitment        :         BANK ONE, NA
$19,200,000

                            By:
                                ------------------------------------------------
                            Name:
                                ------------------------------------------------
                            Title:
                                ------------------------------------------------

                            Address for Notices:

                            Bank One, NA
                            1 Bank One Plaza, Suite IL1-0363
                            Chicago, Illinois  60670
                            Attention:  Ken Fecko
                            Fax No.:  (312) 732-3055



Commitment:                 FIRST UNION NATIONAL BANK
$19,200,000

                            By:
                                ------------------------------------------------
                            Name:
                                ------------------------------------------------
                            Title:
                                ------------------------------------------------


                            Address for Notices:

                            First Union National Bank
                            301 S. College Street
                            Charlotte, North Carolina  28288-0735
                            Attention:  Mitch Wilson
                            Fax No.:  (704) 383-7611




--------------------------------------------------------------------------------

Commitment:                 FLEET NATIONAL BANK
$19,200,000
                            By:
                                ------------------------------------------------
                            Name:
                                ------------------------------------------------
                            Title:

                            Address for Notices:

                            Fleet National Bank
                            100 Federal Street
                            Boston, Massachusetts  02110
                            Attention:  Stephen Hoffman
                            Fax No.:  (617) 434-3652



Commitment:                 THE FUJI BANK, LIMITED
$13,680,000

                            By:
                                ------------------------------------------------
                            Name:
                                ------------------------------------------------
                            Title:
                                ------------------------------------------------


                            Address for Notices:

                            The Fuji Bank, Limited
                            1221 McKinney Street, Suite 4100
                            Houston, Texas  77010
                            Attention:  Kim Wood
                            Fax No.:  (713) 759-0048

                            Separate Domestic and Eurodollar Lending Office:

                            The Fuji Bank, Limited
                            Two World Trade Center, 79th Floor
                            New York, New York 10048-0042



--------------------------------------------------------------------------------

Commitment:                 THE INDUSTRIAL BANK OF JAPAN
$5,520,000                  TRUST COMPANY

                            By:
                                ------------------------------------------------
                            Name:
                                ------------------------------------------------
                            Title:
                                ------------------------------------------------

                            Address for Notices:

                            The Industrial Bank of Japan Trust Company
                            Three Allen Center, Suite 3030
                            333 Clay Street
                            Houston, Texas  77002
                            Attention:  Lynn Williford
                            Fax No.:  (713) 651-9209

                            Separate Domestic and Eurodollar Lending Office:

                            The Industrial Bank of Japan Trust Company
                            1251 Avenue of the Americas
                            New York, New  York  10020



Commitment:                 CREDIT LYONNAIS NEW YORK BRANCH
$15,000,000

                            By:
                                ------------------------------------------------
                            Name:
                                ------------------------------------------------
                            Title:
                                ------------------------------------------------

                            Address for Notices:

                            Credit Lyonnais New York Branch
                            1000 Louisiana, Suite 5360
                            Houston, Texas  77002
                            Attention:  Darrell Stanley
                            Fax No.:  (713) 751-0307

                            Separate Domestic and Eurodollar Lending Office:

                            Credit Lyonnais New York Branch
                            1301 Avenue of the Americas
                            New York, New  York  10019





--------------------------------------------------------------------------------

Commitment:                 THE BANK OF TOKYO-MITSUBISHI, LTD.
$13,800,000

                            By:
                                ------------------------------------------------
                            Name:
                                ------------------------------------------------
                            Title:
                                ------------------------------------------------


                            Address for Notices:

                            The Bank of Tokyo-Mitsubishi, Ltd.
                            1100 Louisiana Street, Suite 2800
                            Houston, Texas  77002
                            Attention:  Iris Munoz
                            Fax No.:  (713) 655-3855



Commitment:                 FIRSTAR BANK, N.A.
$13,800,000

                            By:
                                ------------------------------------------------
                            Name:
                                ------------------------------------------------
                            Title:
                                ------------------------------------------------

                            Address for Notices:

                            Firstar Bank, N.A.
                            One Firstar Plaza, 12th Floor
                            St. Louis, Missouri  63101
                            Attention:  Greg Dryden
                            Fax No.:  (314) 418-2203



Commitment:                 NATIONAL AUSTRALIA BANK LIMITED,
$13,800,000                 A.C.N. 004044937

                            By:
                                ------------------------------------------------
                            Name:
                                ------------------------------------------------
                            Title:
                                ------------------------------------------------

                            Address for Notices:

                            National Australia Bank Limited
                            200 Park Avenue, 34th Floor
                            New York, New York  10166
                            Attention:  Frank Campiglia
                            Fax No.:  (212) 983-1969





--------------------------------------------------------------------------------

Commitment:                 THE NORINCHUKIN BANK,
$13,800,000                 NEW YORK BRANCH

                            By:
                                ------------------------------------------------
                            Name:
                                ------------------------------------------------
                            Title:
                                ------------------------------------------------

                            Address for Notices:

                            The Norinchukin Bank, New York Branch
                            245 Park Avenue, 29th Floor
                            New York, New York  10167
                            Attention:  Keisuke Ishii
                            Fax No.:  (212) 697-5754




Commitment:                 CITIZENS BANK OF RHODE ISLAND
$11,400,000

                            By:
                                ------------------------------------------------
                            Name:
                                ------------------------------------------------
                            Title:
                                ------------------------------------------------

                            Address for Notices:

                            Citizens Bank of Rhode Island
                            One Citizens Plaza, Mail Stop RC 0480
                            Providence, Rhode Island  02903
                            Attention:  Marian L. Barrette
                            Fax No.:  (401) 455-5404



Commitment:                 WESTDEUTSCHE LANDESBANK
$11,400,000                 GIROZENTRALE, NEW YORK BRANCH

                            By:
                                ------------------------------------------------
                            Name:
                                ------------------------------------------------
                            Title:
                                ------------------------------------------------

                            Address for Notices:

                            Westdeutsche Landesbank Girozentrale,
                            New York Branch
                            1211 Avenues of the Americas
                            New York, New York  10036
                            Attention:  Anthony Alessandro
                            Fax No.:  (212) 852-6148



--------------------------------------------------------------------------------

Commitment:                 KBC BANK N.V.
$9,000,000

                            By:
                                ------------------------------------------------
                            Name:
                                ------------------------------------------------
                            Title:
                                ------------------------------------------------

                            Address for Notices:

                            KBC Bank N.V.
                            Atlantic Representative Office
                            245 Peachtree Center Avenue, Suite 2550
                            Atlanta, Georgia  30303
                            Attention:  Filip Ferrante
                            Fax No.:  (404) 584-5466

                            Separate Domestic and Eurodollar Lending Office:

                            KBC Bank N.V.
                            New York Branch
                            125 West 55th Street
                            New York, New York  10019



Commitment:                 UMB BANK, N.A.
$9,000,000

                            By:
                                ------------------------------------------------
                            Name:
                                ------------------------------------------------
                            Title:
                                ------------------------------------------------

                            Address for Notices:

                            UMB Bank, N.A.
                            1010 Grand Boulevard
                            Kansas City, Missouri  64106
                            Attention:  David Proffitt
                            Fax No.:  (816) 860-7143



Commitment:                 SUNTRUST BANK
$9,000,000

                            By:
                                ------------------------------------------------
                            Name:
                                ------------------------------------------------
                            Title:
                                ------------------------------------------------

                            Address for Notices:

                            SunTrust Bank
                            303 Peachtree Street NE, 3rd Floor, M.C. 1929 Atlanta, Georgia 30308
                            Attention:  Linda Stanley
                            Fax No.:  (404) 827-6270


--------------------------------------------------------------------------------

Commitment:                 WELLS FARGO BANK TEXAS,
$9,000,000                  NATIONAL ASSOCIATION

                            By:
                                ------------------------------------------------
                            Name:
                                ------------------------------------------------
                            Title:
                                ------------------------------------------------

                            Address for Notices:

                            Wells Fargo Bank Texas, National Association
                            1000 Louisiana, 3rd Floor - Energy Department Houston, Texas 77002
                            Attention:  Alan Smith
                            Fax No.:  (713) 739-1087

                            Separate Domestic and Eurodollar Lending Office:

                            Wells Fargo Bank Loan Center
                            1740 Broadway
                            Denver, Colorado 80274




--------------------------------------------------------------------------------

                                    EXHIBIT A

                                 REVOLVING NOTE
                           (Long-Term Credit Facility)



$___________                                                 ____________, 200__

FOR VALUE RECEIVED, the undersigned, SOUTHERN UNION COMPANY, a corporation organized under the laws of Delaware (the "Borrower"), HEREBY PROMISES TO PAY to the order of (the "Bank"), on or before _______________________ (the "Maturity Date"), the principal sum of ________________ Million and No/100ths Dollars ($_,000,000.00) in accordance with the terms and provisions of that certain Second Amended and Restated Revolving Credit Agreement (Long-Term Credit Facility) dated May 29, 2001, by and among the Borrower, the Bank, the other banks named on the signature pages thereof, and THE CHASE MANHATTAN, as Agent (the "Credit Agreement"). Capitalized terms used herein and not otherwise defined shall have the meanings ascribed to such terms in the Credit Agreement.

The outstanding principal balance of this Revolving Note shall be payable at the Maturity Date. The Borrower promises to pay interest on the unpaid principal balance of this Revolving Note from the date of any Loan evidenced by this Revolving Note until the principal balance thereof is paid in full. Interest shall accrue on the outstanding principal balance of this Revolving Note from and including the date of any Loan evidenced by this Revolving Note to but not including the Maturity Date at the rate or rates, and shall be due and payable on the dates, set forth in the Credit Agreement. Any amount not paid when due with respect to principal (whether at stated maturity, by acceleration or otherwise), costs or expenses, or, to the extent permitted by applicable law, interest, shall bear interest from the date when due to and excluding the date the same is paid in full, payable on demand, at the rate provided for in Section 2.2(b) of the Credit Agreement.

Payments of principal and interest, and all amounts due with respect to costs and expenses, shall be made in lawful money of the United States of America in immediately available funds, without deduction, set off or counterclaim to the account of the Agent at the principal office of The Chase Manhattan Bank in Houston, Texas (or such other address as the Agent under the Credit Agreement may specify) not later than noon (Houston time) on the dates on which such payments shall become due pursuant to the terms and provisions set forth in the Credit Agreement.

If any payment of interest or principal herein provided for is not paid when due, then the owner or holder of this Revolving Note may at its option, by notice to the Borrower, declare the unpaid, principal balance of this Revolving Note, all accrued and unpaid interest thereon and all other amounts payable under this Revolving Note to be forthwith due and payable, whereupon this Revolving Note, all such interest and all such amounts shall become and be forthwith due and payable in full, without presentment, demand, protest, notice of intent to accelerate, notice of actual acceleration or further notice of any kind, all of which are hereby expressly waived by the Borrower.

If any payment of principal or interest on this Revolving Note shall become due on a Saturday, Sunday, or public holiday on which the Agent is not open for business, such payment shall be made on the next succeeding Business Day and such extension of time shall in such case be included in computing interest in connection with such payment.

In addition to all principal and accrued interest on this Revolving Note, the Borrower agrees to pay (a) all reasonable costs and expenses incurred by the Agent and all owners and holders of this Revolving Note in collecting this Revolving Note through any probate, reorganization bankruptcy or any other proceeding and (b) reasonable attorneys' fees when and if this Revolving Note is placed in the hands of an attorney for collection after default.

All agreements between the Borrower and the Bank, whether now existing or hereafter arising and whether written or oral, are hereby expressly limited so that in no contingency or event whatsoever, whether by reason of demand being made on this Revolving Note or otherwise, shall the amount paid, or agreed to be paid, to the Bank for the use, forbearance, or detention of the money to be loaned under the Credit Agreement and evidenced by this Revolving Note or otherwise or for the payment or performance of any covenant or obligation contained in the Credit Agreement or this Revolving Note exceed the amount permissible at Highest Lawful Rate. If as a result of any circumstances whatsoever, fulfillment of any provision hereof or of the Credit Agreement at the time performance of such provision

--------------------------------------------------------------------------------
shall be due, shall involve transcending the limit of validity prescribed by applicable usury law, then, ipso facto, the obligation to be fulfilled shall be reduced to the limit of such validity, and if from any such circumstance, the Bank shall ever receive interest or anything which might be deemed interest under applicable law which would exceed the amount permissible at the Highest Lawful Rate, such amount which would be excessive interest shall be applied to the reduction of the principal amount owing on account of this Revolving Note or the amounts owing on other obligations of the Borrower to the Bank under the Credit Agreement and not to the payment of interest, or if such excessive interest exceeds the unpaid principal balance of this Revolving Note and the amounts owing on other obligations of the Borrower to the Bank under the Credit Agreement, as the case may be, such excess shall be refunded to the Borrower. In determining whether or not the interest paid or payable under any specific contingencies exceeds the Highest Lawful Rate, the Borrower and the Bank shall, to the maximum extent permitted under applicable law, (a) characterize any nonprincipal payment as an expense, fee or premium rather than as interest; (b) exclude voluntary prepayments and the effects thereof, and (c) amortize, prorate, allocate and spread in equal parts during the period of the full stated term of this Revolving Note, all interest at any time contracted for, charged, received or reserved in connection with the indebtedness evidenced by this Revolving Note.

This Revolving Note is one of the Notes provided for in, and is entitled to the benefits of, the Credit Agreement, which Credit Agreement, among other things, contains provisions for acceleration of the maturity hereof upon the happening of certain stated events, for prepayments on account of principal hereof prior to the maturity hereof upon the terms and conditions and with the effect therein specified, and provisions to the effect that no provision of the Credit Agreement or this Revolving Note shall require the payment or permit the collection of interest in excess of the Highest Lawful Rate. It is contemplated that by reason of prepayments or repayments hereon prior to the Maturity Date, there may be times when no indebtedness is owing hereunder prior to such date; but notwithstanding such occurrence this Revolving Note shall remain valid and shall be in full force and effect as to Loans made pursuant to the Credit Agreement subsequent to each such occurrence.

Except as otherwise specifically provided for in the Credit Agreement, the Borrower and any and all endorsers, guarantors and sureties severally waive grace, demand, presentment for payment, notice of dishonor or default, protest, notice of protest, notice of intent to accelerate, notice of acceleration and diligence in collecting and bringing of suit against any party hereto, and agree to all renewals, extensions or partial payments hereon and to any release or substitution of security hereof, in whole or in part, with or without notice, before or after maturity.

THIS REVOLVING NOTE SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF TEXAS AND APPLICABLE FEDERAL LAW.

IN WITNESS WHEREOF, the Borrower has caused this Revolving Note to be executed and delivered by its officer thereunto duly authorized effective as of the date first above written.

                            SOUTHERN UNION COMPANY

                            By:
                                ------------------------------------------------
                            Name:
                                ------------------------------------------------
                            Title:
                                ------------------------------------------------






--------------------------------------------------------------------------------

                                    EXHIBIT B

                               NOTICE OF BORROWING
                           (Long-Term Credit Facility)



The undersigned hereby certifies that s/he is an officer of SOUTHERN UNION COMPANY, a corporation organized under the laws of Delaware (the "Borrower"), authorized to execute this Notice of Borrowing on behalf of the Borrower. With reference to that certain Second Amended and Restated Revolving Credit Agreement (Long-Term Credit Facility) dated May 29, 2001 (as same may be amended, modified, increased, supplemented and/or restated from time to time, the "Credit Agreement") entered into by and between the Borrower, THE CHASE MANHATTAN BANK, as Agent, and the Banks identified therein, the undersigned further certifies, represents and warrants to Banks on behalf of the Borrower that to his best knowledge and belief after reasonable and due investigation and review, all of the following statements are true and correct (each capitalized term used herein having the same meaning given to it in the Credit Agreement unless otherwise specified):

(a) Borrower requests that the Banks advance to the Borrower the aggregate sum of $__________by no later than ____________, 200__ (the "Borrowing Date").
     Immediately following such Loan, the aggregate outstanding balance of Loans shall equal $__________. Borrower requests that the Loans bear interest as follows:

     (i) The principal amount of the Loans, if any, which shall bear interest at the Alternate Base Rate requested to be made by the Banks is $________. The initial Rate Period for such Loans shall be 90 days.

     (ii) The principal amount of the Loans, if any, which shall bear interest at the Eurodollar Rate for which the Rate Period shall be fifteen days requested to be made by the Banks is $________________.

     (iii) The principal amount of the Loans, if any, which shall bear interest at the Eurodollar Rate for which the Rate Period shall be one month requested to be made by the Banks is $__________.

     (iv) The principal amount of the Loans, if any, which shall bear interest at the Eurodollar Rate for which the Rate Period shall be two months requested to be made by the Banks is $_________.

     (v) The principal amount of the Revolving Loans, if any, which shall bear interest at the Eurodollar Rate for which the Rate Period shall be three months requested to be made by the Banks is $_________.

     (vi) The principal amount of the Revolving Loans, if any, which shall bear interest at the Eurodollar Rate for which the Rate Period shall be six months requested to be made by the Banks is $__________.

(b) The proceeds of the borrowing shall be deposited into Borrower's demand deposit account at The Chase Manhattan Bank more fully described as follows:

           Account No. 09916100522, styled Southern Union Company.

(c) Of the aggregate sum to be advanced, $_____________ will be advanced to provide working capital pursuant to Section 6.1(a) of the Credit Agreement and $__________will be advanced for the purposes set forth in Section 6.1(b) of the Credit Agreement; and $__________ will be advanced for the purposes set forth in Section 6.1(c) of the Credit Agreement; and $___________ will be advanced for the purposes of replacing Loans currently outstanding under the Credit Agreement.

(d) The Expiration Date of each Rate Period specified in (a) above shall be the last day of such Rate Period.

(e) As of the date hereof, and as a result of the making of the requested Loans, there does not and will not exist any Default or Event of Default.


--------------------------------------------------------------------------------

(f) The representations and warranties contained in Section 7 of the Credit Agreement are true and correct in all material respects as of the date hereof and shall be true and correct upon the making of the requested Loan, with the same force and effect as though made on and as of the date hereof and thereof.

(g) No change that would cause a material adverse effect on the business, operations or condition (financial or otherwise) of the Borrower has occurred since the date of the most recent financial statements provided to the Banks dated as of , 200 .


EXECUTED AND DELIVERED this _____ day of _______________, 200__.


                            SOUTHERN UNION COMPANY

                            By:
                                ------------------------------------------------
                            Name:
                                ------------------------------------------------
                            Title:
                                ------------------------------------------------








--------------------------------------------------------------------------------

                                    EXHIBIT C

                            ASSIGNMENT AND ACCEPTANCE


                      [NAME AND ADDRESS OF ASSIGNING BANK]





                                                          _______________, 200__


------------------
------------------
------------------
------------------

Re: Southern Union Company Amended and Restated Revolving Credit Agreement (Long-Term Credit Facility)

Ladies and Gentlemen:

We have entered into a Second Amended and Restated Revolving Credit Agreement (Long-Term Credit Facility) dated as of May 29, 2001 (the "Credit Agreement"), among certain banks (including us), The Chase Manhattan Bank (the "Agent") and Southern Union Company (the "Company"). Capitalized terms used herein and not otherwise defined shall have the meanings ascribed to such terms in the Credit Agreement.

Each reference to the Credit Agreement, the Notes, or any other document evidencing or governing the Loans (all such documents collectively, the "Financing Documents") includes each such document as amended, modified, extended or replaced from time to time. All times are Houston times.

1. ASSIGNMENT. We hereby sell you and assign to you without recourse, and you hereby unconditionally and irrevocably acquire for your own account and risk, a percent ( %) undivided interest ("your assigned share") in each of the following (the "Assigned Obligations"):

     a.    our Note;

     b. all Loans and interest thereon as provided in Section 2 of the Credit Agreement [,except that interest shall accrue on your assigned share in the principal of Alternate Base Rate Loans and Eurodollar Rate Loans at an annual rate equal to the rate provided in the Credit Agreement minus _____%]; and

     c. commitment fees payable pursuant to Section 5 of the Credit Agreement[, except that your assigned share in such fees shall be at an annual rate equal to the rate provided in the Credit Agreement minus ____%].

2.   MATERIALS PROVIDED ASSIGNEE

     a. We will promptly request that the Company issue new Notes to us and to you in substitution for our Note to reflect the assignment set forth herein. Upon issuance of such substitute Notes, (i) you will become a Bank under the Credit Agreement, (ii) you will assume our obligations under the Credit Agreement to the extent of your assigned share, and (iii) the Company will release us from our obligations under the Credit Agreement to the extent, but only to the extent, of your assigned share. The Company consents to such release by signing this Agreement where indicated below. As a Bank, you will be entitled to the benefits and subject to the obligations of a "Bank", as set forth in the Credit Agreement, and your rights and liabilities with respect to the other Banks and the Agent will be governed by the Credit Agreement, including without limitation Section 12 thereof.


--------------------------------------------------------------------------------

     b. We have furnished you copies of the Credit Agreement, our Note and each other Financing Document you have requested. We do not represent or warrant (i) the priority, legality, validity, binding effect or enforceability of any Financing Document or any security interest created thereunder, (ii) the truthfulness and accuracy of any representation contained in any Financing Document, (iii) the filing or recording of any Financing Document necessary to perfect any security interest created thereunder, (iv) the financial condition of the Company or any other Person obligated under any Financing Document, any financial or other information, certificate, receipt or other document furnished or to be furnished under any Financing Document or (v) any other matter not specifically set forth herein having any relation to any Financing Document, your interest in one Note, the Company or any other Person. You represent to us that you are able to make, and have made, your own independent investigation and determination of the foregoing matters, including, without limitation, the credit worthiness of the Company and the structure of the transaction.

3. GOVERNING LAW; JURISDICTION. This Agreement shall be governed by, and construed in accordance with, the laws of the State of Texas. You irrevocably submit to the jurisdiction of any State or Federal court sitting in Austin, Texas in any suit, action or proceeding arising out of or relating to this Agreement and irrevocably waive any objection you may have to this laying of venue of any such suit, action or proceeding brought in any such court and any claim that any such suit, action or proceeding has been brought in an inconvenient forum. We may serve process in any manner permitted by law and may bring proceedings against you in any other jurisdiction.

4. NOTICES. All notices and other communications given hereunder to a party shall be given in writing (including bank wire, telecopy, telex or similar writing) at such party's address set forth on the signature pages hereof or such other address as such party may hereafter specify by notice to the other party. Notice may also be given by telephone to the Person, or any other officer in the office, listed on the signature pages hereof if confirmed promptly by telex or telecopy. Notices shall be effective immediately, if given by telephone; upon transmission, if given by bank wire, telecopy or telex; five days after deposit in the mails, if mailed; and when delivered, if given by other means.

5. AUTHORITY. Each of us represents and warrants that the execution and delivery of this Agreement have been validly authorized by all necessary corporate action and that this Agreement constitutes a valid and legally binding obligation enforceable against it in accordance with its terms.

6. COUNTERPARTS. This Agreement may be executed in one or more counterparts, and by each party on separate counterparts, each of which shall be an original but all of which taken together shall be but one instrument.

7. AMENDMENTS. No amendment modification or waiver of any provision of this Agreement shall be effective unless in writing and signed by the party against whom enforcement is sought.



--------------------------------------------------------------------------------

If the foregoing correctly sets forth our agreement, please so indicate by signing the enclosed copy of this Agreement and returning it to us.

                            Very truly yours,




                            By:
                                ------------------------------------------------
                            Name:
                                ------------------------------------------------
                            Title:
                                ------------------------------------------------

                            [Street Address]
                                ------------------------------------------------
                            [City, State, Zip Code]
                                ------------------------------------------------
                            Telephone:
                                ------------------------------------------------
                            Telecopy:
                                ------------------------------------------------


AGREED AND ACCEPTED:



-------------------------------

By:
     ----------------------------
     ----------------------------
     ----------------------------

Attention:
          -----------------------
Telephone:
          -----------------------
Telecopy:
          -----------------------
Account for Payments:
          ----------------------

ASSIGNMENT APPROVED PURSUANT TO SECTION 13.13 OF THE CREDIT AGREEMENT AND RELEASE APPROVED IN SECTION 2 OF THIS AGREEMENT:

SOUTHERN UNION COMPANY


By:
     ----------------------------------------------
Name:
       --------------------------------------------
Title:
        -------------------------------------------




--------------------------------------------------------------------------------

                    SECOND AMENDED AND RESTATED Exhibit 10(b)

                           REVOLVING CREDIT AGREEMENT

                          (SHORT-TERM CREDIT FACILITY)


                            DATED AS OF MAY 29, 2001


                                  BY AND AMONG


                             SOUTHERN UNION COMPANY

                                 as the Borrower

                                       AND

                             THE BANKS NAMED HEREIN

                                  as the Banks

                                       AND

                            THE CHASE MANHATTAN BANK

                           as the Administrative Agent

                                       AND

                      BANK ONE, NA and FLEET NATIONAL BANK

                            as Co-Syndication Agents

                                       AND

            FIRST UNION NATIONAL BANK and THE MIZUHO FINANCIAL GROUP

                           as Co-Documentation Agents

                                       AND

                            JPMORGAN SECURITIES INC.

                    as the Sole Book Runner and Lead Arranger



--------------------------------------------------------------------------------

             SECOND AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT
                          (SHORT-TERM CREDIT FACILITY)



Reference is hereby made to that certain Amended and Restated Revolving Credit Agreement (Short-Term Credit Facility) dated as of May 31, 2000, executed by and between SOUTHERN UNION COMPANY, a corporation organized under the laws of Delaware (the "Borrower"), the financial institutions listed on the signature pages of said Revolving Credit Agreement (each of said financial institutions now or hereafter a party to said Revolving Credit Agreement being hereinafter referred to collectively as "Banks" and individually as a "Bank"), and CHASE BANK OF TEXAS, NATIONAL ASSOCIATION, a national banking association, which has been succeeded through merger by THE CHASE MANHATTAN BANK, a New York banking corporation ("Chase"), in its capacity as agent (the "Agent") for the Banks.

The Borrower, the Banks and the Agent have previously amended said Amended and Restated Revolving Credit Agreement pursuant to the terms of a First Amendment to Amended and Restated Revolving Credit Agreement (Short-Term Credit Facility) dated as of August 4, 2000 (the "First Amendment"). Said Revolving Credit Agreement, as previously amended by the First Amendment, is referred to herein as the "Original Agreement."

As a result of certain discussions between the Borrower, the Agent and the Banks, the parties to the Original Agreement now desire to amend and restate the Original Agreement in its entirety. Accordingly, the Original Agreement is hereby amended and restated in its entirety to hereafter be and read as follows:

SOUTHERN UNION COMPANY, a corporation organized under the laws of Delaware (hereinafter called the "Borrower"), the financial institutions listed on the signature pages hereof (collectively, the "Banks" and individually, a "Bank"), THE CHASE MANHATTAN BANK, a New York banking corporation ("Chase"), in its capacity as administrative agent (the "Agent") for the Banks hereunder, BANK ONE, NA and FLEET NATIONAL BANK, in their capacity as co-syndication agents ("Co-Syndication Agents") for the Banks hereunder, and FIRST UNION NATIONAL BANK and THE MIZUHO FINANCIAL GROUP, in their capacity as co-documentation agents ("Co-Documentation Agents") for the Banks hereunder, hereby agree as follows:

1. CERTAIN DEFINITIONS. As used in this Agreement, the following terms shall have the following meanings:

     "Additional Costs" shall mean, with respect to any Rate Period in the case of any Eurodollar Rate Loan, all costs, losses or payments, as determined by any Bank in its sole and absolute discretion (which determination shall be conclusive in the absence of manifest error) that such Bank or its Domestic Lending Office or its Eurodollar Lending Office does, or would, if such Eurodollar Rate Loan were funded during such Rate Period by the Domestic Lending Office or the Eurodollar Lending Office of such Bank, incur, suffer or make by reason of:

     (a) any and all present or future taxes (including, without limitation, any interest equalization tax or any similar tax on the acquisition of debt obligations, or any stamp or registration tax or duty or official or sealed papers tax), levies, imposts or any other charge of any nature whatsoever imposed by any taxing authority on or with regard to any aspect of the transactions contemplated by this Agreement, except such taxes as may be measured by the overall net income of such Bank or its Domestic Lending Office or its Eurodollar Lending Office and imposed by the jurisdiction, or any political subdivision or taxing authority thereof, in which such Bank's Domestic Lending Office or its Eurodollar Lending Office is located; and

     (b) any increase in the cost to such Bank of agreeing to make or making, funding or maintaining any Eurodollar Rate Loan because of or arising from (i) the introduction of, or any change (other than any change by way of imposition or increase of reserve requirements, in the case of any Eurodollar Rate Loan, included in the Eurodollar Rate Reserve Percentage) in or in the interpretation or administration of, any law or regulation or (ii) the compliance with any request from any central bank or other governmental authority (whether or not having the force of law).

     "Affiliate" shall mean any Person controlling, controlled by or under common control with any other Person. For purposes of this definition, "control" (including "controlled by" and "under common control with") means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies

--------------------------------------------------------------------------------
     of such Person, whether through the ownership of voting securities or otherwise. If any Person shall own, directly or indirectly, beneficially or of record, twenty percent (20%) or more of the voting equity (whether outstanding capital stock, partnership interests or otherwise) of another Person, such Person shall be deemed to be an Affiliate.

     "Agent" shall have the meaning set forth in the preamble hereto.

     "Agreement" shall mean this Revolving Credit Agreement, as the same may be amended, modified, supplemented or restated from time to time.

     "Alternate Base Rate" shall mean, for any day, a rate, per annum (rounds upward to the nearest 1/16 of 1%) equal to: (a) the greatest of (i) the Prime Rate (computed on the basis of the actual number of days elapsed over a year of 365 or 366 days, as the case may be) in effect on such day; or
     (ii) the Federal Funds Rate in effect for such day plus one-half of one percent (1/2%) (computed on the basis of the actual number of days elapsed over a year of 360 days).

     "Alternate Base Rate Loan" shall mean any Loan which bears interest at the Alternate Base Rate.

     "Applicable Lending Office" shall mean, with respect to each Bank, such Bank's (a) Domestic Lending Office in the case of an Alternate Base Rate Loan; and (b) Eurodollar Lending Office in the case of a Eurodollar Rate Loan.

     "Assignment and Acceptance" shall have the meaning set forth in Section 12.13.

     "Available Senior Funded Debt Capacity" for any period shall mean, as of the first day of that period, the principal amount of additional Senior Funded Debt that the Borrower would be permitted to issue under the then existing indentures, note purchase agreements and credit agreements (other than the Agreement and other revolving credit agreements).

     "Bank" shall have the meaning set forth in the preamble hereto and shall include the Agent, in its individual capacity.

     "Borrower" shall have the meaning set forth in the preamble hereto.

     "Borrowing Date" shall mean a date upon which the Borrower has requested a Loan is to be made in a Notice of Borrowing delivered pursuant to Section 2.1.

     "Business Day" shall mean a day when the Agent is open for business, provided that, if the applicable Business Day relates to any Eurodollar Rate Loan, it shall mean a day when the Agent is open for business and banks are open for business in the London interbank market and in New York City.

     "Capital Lease" shall mean any lease of any Property (whether real, personal, or mixed) which, in conformity with GAAP, is accounted for as a capital lease on the balance sheet of the lessee.

     "Capitalized Lease Obligations" shall mean, for the Borrower and its Subsidiaries, any of their obligations that should, in accordance with GAAP, be recorded as Capital Leases.

     "Cash Interest Expense" shall mean, for any period, total interest expense to the extent paid in cash (including the interest component of Capitalized Lease Obligations and capitalized interest and all dividends and interest paid on or with respect to Borrower's Structured Securities) of the Borrower and any Subsidiary for such period all as determined in conformity with GAAP.

     "Closing Date" shall mean May 29, 2001.

     "Code" shall mean the Internal Revenue Code of 1986, as amended, as now or hereafter in effect, together with all regulations, rulings and interpretations thereof or thereunder issued by the Internal Revenue Service.

--------------------------------------------------------------------------------

     "Commitment" shall have the meaning set forth in Section 2.1(a) and "Commitments" shall mean, collectively, the Commitments of all of the Banks.

     "Consolidated Net Income" shall mean for any period the consolidated net income of the Borrower and all Subsidiaries, determined in accordance with GAAP, for such period.

     "Consolidated Net Worth" shall mean, for any period for the Borrower and all Subsidiaries, (a) the consolidated stockholders' equity of the Borrower and its Subsidiaries, and preferred securities of the Borrower's Subsidiaries, all determined in accordance with GAAP, less (b) the sum of the following consolidated items, without duplication: the book amount of any deferred charges (including, but not limited to, unamortized debt discount and expenses, organization expenses, experimental and development expenses, but excluding prepaid expenses) that are not permitted to be recovered by the Borrower under rates permitted under rate tariffs, plus
     (c) the sum of all amounts contributed or paid by the Borrower to the Rabbi Trusts for purposes of funding the same, but only to the extent such contributions and payments are required to be deducted from the consolidated stockholders' equity of the Borrower and its Subsidiaries in accordance with GAAP.

     "Consolidated Total Capitalization" shall mean at any time the sum of: (a) Consolidated Net Worth at such time; plus (b) the principal amount of outstanding Debt of the Borrower and its Subsidiaries.

     "Consolidated Total Indebtedness" shall mean all Debt of the Borrower and all Subsidiaries including any current maturities thereof, plus, without duplication, all amounts outstanding under Standby Letters of Credit and, without duplication, all Facility Letter of Credit Obligations.

     "Debt" means (without duplication), for any Person indebtedness for money borrowed determined in accordance with GAAP but in any event including, (a) indebtedness of such Person for borrowed money or arising out of any extension of credit to or for the account of such Person (including, without limitation, extensions of credit in the form of reimbursement or payment obligations of such Person relating to letters of credit issued for the account of such Person) or for the deferred purchase price of property or services, except indebtedness which is owing to trade creditors in the ordinary course of business and which is due within thirty (30) days after the original invoice date; (b) indebtedness of the kind described in clause
     (a) of this definition which is secured by (or for which the holder of such Debt has any existing right, contingent or otherwise, to be secured by) any Lien upon or in Property (including, without limitation, accounts and contract rights) owned by such Person, whether or not such Person has assumed or become liable for the payment of such indebtedness or obligations; (c) Capitalized Lease Obligations of such Person; (d) obligations under direct or indirect Guaranties other than Guaranties issued by the Borrower covering obligations of the Southern Union Trusts under the Structured Securities. Whenever the definition of Debt is being used herein in order to compute a financial ratio or covenant applicable to the consolidated business of the Borrower and its Subsidiaries, Debt which is already included in such computation by virtue of the fact that it is owed by a Subsidiary of the Borrower will not also be added by virtue of the fact that the Borrower has executed a guaranty with respect to such Debt that would otherwise require such guaranteed indebtedness to be considered Debt hereunder. Nothing contained in the foregoing sentence is intended to limit the other provisions of this Agreement which contain limitations on the amount and types of Debt which may be incurred by the Borrower or its Subsidiaries.

     "Debtor Laws" shall mean all applicable liquidation, conservatorship, bankruptcy, moratorium, arrangement, receivership, insolvency, reorganization, or similar laws, or general equitable principles from time to time in effect affecting the rights of creditors generally.

     "Default" shall mean any of the events specified in Section 10, whether or not there has been satisfied any requirement in connection with such event for the giving of notice, or the lapse of time, or the happening of any further condition, event or act.

     "Dollars" and "$" shall mean lawful currency of the United States of America.

     "Domestic Lending Office" shall mean, with respect to each Bank, the office of such Bank located at its "Address for Notices" set forth below the name of such Bank on the signature pages hereof or such other office of such Bank as such Bank may from time to time specify to the Borrower and the Agent.

--------------------------------------------------------------------------------

     "EBDIT" shall mean for any period the sum of (a) consolidated net earnings for the Borrower and its Subsidiaries (excluding for all purposes hereof all extraordinary items), plus (b) each of the following to the extent actually deducted in deriving such net earnings: (i) depreciation and amortization expense; (ii) interest expense; (iii) federal and state income taxes; and (iv) dividends charged against income on or with respect to Structured Securities, in each case before adjustment for extraordinary items, as shown in the financial statements of Borrower and its Subsidiaries referred to in Section 6.2 hereof (excluding for all purposes hereof all extraordinary items), and determined in accordance with GAAP, and (c) plus (or minus, if applicable) the net amount of non- cash deductions from (or additions to, if applicable) such net earnings for such period attributable to fluctuations in the market price(s) of securities which the Borrower is obligated to purchase in future periods under any of the Rabbi Trusts, but only to the extent that such deductions (or additions, if applicable) are required to be taken in accordance with GAAP.

     "Eligible Assignee" shall mean: (i) any Bank, or any Affiliate of any Bank, or any institution 100% of the voting stock of which is directly, or indirectly owned by such Bank or by the immediate or remote parent of such Bank; or (ii) a commercial bank, a foreign branch of a United States commercial bank, a domestic branch of a foreign commercial bank or other financial institution having in each case assets in excess of $1,000,000,000.00.

     "Environmental Law" shall mean (a) the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (as amended by the Superfund Amendments and Reauthorization Act of 1986, 42 U.S.C.A. ss. 9601 et seq.), as amended from time to time, and any and all rules and regulations issued or promulgated thereunder ("CERCLA"); (b) the Resource Conservation and Recovery Act (as amended by the Hazardous and Solid Waste Amendment of 1984, 42 U.S.C.A. ss. 6901 et seq.), as amended from time to time, and any and all rules and regulations promulgated thereunder ("RCRA"); (c) the Clean Air Act, 42 U.S.C.A. ss. 7401 et seq., as amended from time to time, and any and all rules and regulations promulgated thereunder; (d) the Clean Water Act of 1977, 33 U.S.CA ss. 1251 et seq., as amended from time to time, and any and all rules and regulations promulgated thereunder; (e) the Toxic Substances Control Act, 15 U.S.C.A. ss. 2601 et seq., as amended from time to time, and any and all rules and regulations promulgated thereunder; or (f) any other federal or state law, statute, rule, or emulation enacted in connection with or relating to the protection or regulation of the environment (including, without limitation, those laws, statutes, rules, and regulations regulating the disposal, removal, production, storing, refining, handling, transferring, processing, or transporting of Hazardous Materials) and any rules and regulations issued or promulgated in connection with any of the foregoing by any governmental authority, and "Environmental Laws" shall mean each of the foregoing.

     "EPA" shall mean the Environmental Protection Agency, or any successor organization.

     "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended from time to time, and all rules, regulations, rulings and interpretations thereof issued by the Internal Revenue Service or the Department of Labor thereunder.

     "Eurocurrency Liabilities" shall have the meaning assigned to that term in Regulation D of the Board of Governors of the Federal Reserve System, as in effect from time to time.

     "Eurodollar Lending Office" shall mean, with respect to each Bank, the office of such Bank located at its "Address for Notices" set forth below the name of such Bank on the signature pages hereof, or such other office of such Bank as such Bank may from time to time specify to the Borrower and the Agent.

     "Eurodollar Rate" shall mean with respect to the applicable Rate Period in effect for each Eurodollar Rate Loan, the sum of (a) the quotient obtained by dividing (i) the annual rate of interest determined by the Agent, at or before 11:00 a.m. Houston time (or as soon thereafter as practicable), on the second Business Day prior to the first day of such Rate Period, to be the annual rate of interest at which deposits of Dollars are offered to the Agent by prime banks in whatever Eurodollar interbank market may be selected by the Agent in its sole discretion, acting in good faith, at the time of determination and in accordance with then existing practice in such market for delivery on the first day of such Rate Period in immediately available funds and having a maturity equal to such Rate Period in an amount substantially equal to the amount of such Eurodollar Rate Loan by
     (ii) a percentage equal to 100% minus the Eurodollar Rate Reserve Percentage for such Rate Period, plus (b) an

--------------------------------------------------------------------------------
     additional percentage per annum changing with the rating of the Borrower's unsecured, non-credit enhanced Senior Funded Debt and determined in accordance with the following grid:

       Rating of the Borrower's unsecured, non-credit         Additional Per-
              enhanced Senior Funded Debt                    centage Per Annum
     ------------------------------------------------      ---------------------
     Equal to or greater than A3 by Moody's Investor
     Service, Inc. and equal to or greater than A- by
                   ---
     Standard and Poor's Ratings Group                             0.650%
     ------------------------------------------------      ---------------------
     Baa1 by Moody's Investor Service, Inc. or BBB+
                                            --
     by Standard and Poor's Ratings Group                          0.750%
     ------------------------------------------------      ---------------------
     Baa2 by Moody's Investor Service, Inc. or BBB by
                                            --
     Standard and Poor's Ratings Group                             0.800%
     ------------------------------------------------      ---------------------
     Baa3 by Moody's Investor Service,  Inc. or BBB-
                                             --
     by Standard and Poor's Ratings Group                          0.850%
     ------------------------------------------------      ---------------------
     Equal to or less than Ba1 by Moody's Investor
     Service, Inc. and equal to or less than BB+ by
                   ---
     Standard and Poor's Ratings Group                             1.350%
     ================================================       ====================

     "Eurodollar Rate Loan" shall mean any Loan that bears interest at the Eurodollar Rate.

     "Eurodollar Rate Reserve Percentage" of the Agent for any Rate Period for any Eurodollar Rate Loan shall mean the reserve percentage applicable during such Rate Period (or if more than one such percentages shall be so applicable, the daily average of such percentages for those days in such Rate Period during which any such percentage shall be so applicable) under regulations issued from time to time by the Board of Governors of the Federal Reserve System (or any successor) for determining the maximum reserve requirement (including, without limitation, any emergency, supplemental, or other marginal reserve requirement) for member banks of the Federal Reserve System with deposits exceeding $1,000,000,000 with respect to liabilities or assets consisting of or including Eurocurrency Liabilities having a term equal to such Rate Period.

     "Event of Default" shall mean any of the events specified in Section 10, provided that there has been satisfied any requirement in connection with such event for the giving of notice, or the lapse of time, or the happening of any further condition, event or act.

     "Expiration Date" shall mean the last day of a Rate Period.

     "Facility Letter(s) of Credit" shall mean, in the singular form, any Standby Letter of Credit issued for the account of the Borrower under the Long-Term Credit Facility and, in the plural form, all such Standby Letters of Credit issued for the account of the Borrower.

     "Facility Letter of Credit Obligations" shall mean, at any particular time, the sum of (a) the Reimbursement Obligations, plus (b) the aggregate undrawn face amount of all outstanding Facility Letters of Credit, in each case as determined by the Agent.

     "Federal Funds Rate" shall mean, for any period, a fluctuating interest rate per annum equal for each day during such period to the weighted average of the rates (rounded to the nearest 1/100 of 1%) on overnight federal fund transactions with members of the Federal Reserve System arranged by federal funds brokers, as published for such day (or, if such day is not a Business Day, for the next preceding Business Day) by the Federal Reserve Bank of New York, or, if such rate is not so published for any day which is a Business Day, the average of the quotations for such day on such transactions received by the Agent from Fulton Prebon and Garvin Guy Butler or two other federal funds brokers of recognized standing selected by the Agent.

     "Funded Debt" means all Debt of a Person which matures more than one year from the date of creation or matures within one year from such date but is renewable or extendible, at the option of such Person, by its terms or by the terms of any instrument or agreement relating thereto, to a date more than one year from such date or arises under a revolving credit or similar agreement which obligates Banks to extend credit during a period of more than one year from such date, including, without limitation, all amounts of any Funded Debt required to be paid or prepaid within one year from the date of determination of the existence of any such Funded Debt.

--------------------------------------------------------------------------------

     "GAAP" shall mean generally accepted accounting principles, applicable to the circumstances as of the date of determination, applied consistently with such principles as applied in the preparation of the Borrowers audited financial statements referred to in Section 6.2.

     "General Intangibles" shall mean all of the Borrower's contract rights now existing or hereafter acquired, arising or created under contracts or arrangements for the purchase, sale, storage or transportation of gas or other Inventory.

     "Governmental Authority" shall mean any (domestic or foreign) federal, state, county, municipal, parish, provincial, or other government, or any department, commission, board, court, agency (including, without limitation, the EPA), or any other instrumentality of any of them or any other political subdivision thereof, and any entity exercising executive, legislative, judicial, regulatory, or administrative functions of, or pertaining to, government, including, without limitation, any arbitration panel, any court, or any commission.

     "Governmental Requirement" means any Order, Permit, law, statute (including, without limitation, any Environmental Protection Statute), code, ordinance, rule, regulation, certificate, or other direction or requirement of any Governmental Authority.

     "Guaranty" means, with respect to any Person, any obligation, contingent or otherwise, of such Person directly or indirectly guaranteeing any Debt of another Person, including, without limitation, by means of an agreement to purchase or pay (or advance or supply funds for the purchase or payment of) such Debt or to maintain financial covenants, or to assure the payment of such Debt by an agreement to make payments in respect of goods or services regardless of whether delivered or to purchase or acquire the Debt of another, or otherwise, provided that the term "Guaranty" shall not include endorsements for deposit or collection in the ordinary course of business.

     "Hazardous Materials" shall mean any substance which, pursuant to any Environmental Laws, requires special handling in its collection, use, storage, treatment or disposal, including but not limited to any of the following: (a) any "hazardous waste" as defined by RCRA; (b) any "hazardous substance" as defined by CERCLA; (c) asbestos; (d) polychlorinated biphenyls; (e) any flammables, explosives or radioactive materials; and (f) any substance, the presence of which on any of the Borrower's or any Subsidiary's properties is prohibited by any Governmental Authority.

     "Highest Lawful Rate" shall mean, with respect to each Bank, the maximum nonusurious interest rate, if any, that at any time or from time to time may be contracted for, taken, reserved, charged, or received with respect to the Notes or on other amounts, if any, due to such Bank pursuant to this Agreement, under laws applicable to such Bank which are presently in effect, or, to the extent allowed by law, under such applicable laws which may hereafter be in effect and which allow a higher maximum nonusurious interest rate than applicable laws now allow.

     "Indemnified Parties" shall have the meaning set forth in Section 12.16.

     "Interest Payment Date" shall mean (a) as to any Eurodollar Rate Loan in which the Rate Period with respect thereto is not greater than three (3) months, the date on which such Rate Period ends; (b) as to any Eurodollar Rate Loan in which the Rate Period with respect thereto is greater than three (3) months, the date on which the third month of such Rate Period ends, and the date on which each such Rate Period ends; (c) as to any Alternate Base Rate Loan in which the Rate Period with respect thereto is not greater than ninety (90) days, the date on which such Rate Period ends;
     (d) as to any Alternate Base Rate Loan in which the Rate Period with respect thereto is greater than ninety (90) days, the ninetieth (90th) day of such Rate Period, and the date on which each such Rate Period ends; and
     (e) as to all Loans, such time as the principal of and interest on the Notes shall have been paid in full.

     "Inventory" means, with respect to Borrower or any Subsidiary, all of such Person's now owned or hereafter acquired or created inventory in all of its forms and of every nature, wherever located, whether acquired by purchase, merger, or otherwise, and all raw materials, work in process therefor and finished goods thereof, and all supplies, materials, and products of every nature and description used, usable, or consumed in connection

--------------------------------------------------------------------------------
     with the manufacture, packing, shipping, advertising, selling, leasing, furnishing, or production of such goods, and shall include, in any event, all "inventory" (within the meaning of such term in the Uniform Commercial Code in effect in any applicable jurisdiction), whether in mass or joint, or other interest or right of any kind in goods which are returned to, repossessed by, or stopped in transit by such Person, and all accessions to any of the foregoing and all products of any of the foregoing.

     "Investment" of any Person means any investment so classified under GAAP, and, whether or not so classified, includes (a) any direct or indirect loan advance made by it to any other Person; (b) any direct or indirect Guaranty for the benefit of such Person; provided, however, that for purposes of determining Investments of Borrower hereunder, the existing Guaranty by Borrower of certain tax increment financing extended by The Fidelity Deposit and Discount Bank to The Redevelopment Authority of the County of Lackawanna shall be deemed to not be an Investment; (c) any capital contribution to any other Person; and (d) any ownership or similar interest in any other Person; and the amount of any Investment shall be the original principal or capital amount thereof (plus any subsequent principal or capital amount) minus all cash returns of principal or capital thereof.

     "Letter(s) of Credit" shall mean, in the singular form, any letter of credit issued by any Person for the account of the Borrower and, in the plural form, all such letters of credit issued by any Person for the account of the Borrower.

     "Lien" shall mean any mortgage, deed of trust, pledge, security interest, encumbrance, lien (including without limitation, any such interest arising under any Environmental Law), or similar charge of any kind (including without limitation, any agreement to give any of the foregoing, any conditional sale or other title retention agreement or any lease in the nature thereof), or the interest of the lessor under any Capital Lease.

     "Loan" or "Loans" shall mean a loan or loans, respectively, from the Banks to the Borrower made under Section 2.1.

     "Loan Document" shall mean this Agreement, any Note, or any other document, agreement or instrument now or hereafter executed and delivered by the Borrower or any other Person in connection with any of the transactions contemplated by any of the foregoing, as any of the foregoing may hereafter be amended, modified, or supplemented, and "Loan Documents" shall mean, collectively, each of the foregoing.

     "Long-Term Credit Facility" means that certain $225,000,000.00 credit facility provided to the Borrower by the Banks, as evidenced and governed by the Long-Term Credit Facility Agreement.

     "Long-Term Credit Facility Agreement" means that certain Revolving Credit Agreement of even effective date herewith, executed by and among the Borrower, the Banks, and the Agent in connection with the Long-Term Credit Facility, as the same may be amended, modified, supplemented, or restated from time to time.

     "Long-Term Credit Facility Notes" means the promissory notes of the Borrower executed and delivered under the Long-Term Credit Facility Agreement.

     "Majority Bank" shall mean at any time Banks holding more than 50% of the unpaid principal amounts outstanding under the Notes, or, if no such amounts are outstanding, more than 50% of the Pro Rata Percentages.

     "Material Adverse Effect" shall mean any material adverse effect on (a) the financial condition, business, properties, assets, prospects or operations of the Borrower and its Subsidiaries taken as a whole, or (b) the ability of the Borrower to perform its obligations under this Agreement, any Note or any other Loan Document on a timely basis.

     "Maturity Date" shall mean May 28, 2002, as modified pursuant to the provisions of Section 2.4 hereof.

     "Non-Facility Letter of Credit" shall mean any Letter of Credit which is not a Facility Letter of Credit.


--------------------------------------------------------------------------------

     "Note" or "Notes" shall mean a promissory note or notes, respectively, of the Borrower, executed and delivered under this Agreement.

     "Notice of Borrowing" shall have the meaning set forth in Section 2.1(c).

     "Obligations" shall mean all obligations of the Borrower to the Bank under this Agreement, the Notes and all other Loan Documents to which it is a party.

     "Officer's Certificate" shall mean a certificate signed in the name of the Borrower or a Subsidiary, as the case may be, by either its President, one of its Vice Presidents, its Treasurer, its Secretary, or one of its Assistant Treasurers or Assistant Secretaries.

     "Person" shall mean an individual, partnership, joint venture, corporation, joint stock company, bank, trust, unincorporated organization and/or a government or any department or agency thereof.

     "Plan" shall mean any plan subject to Title IV of ERISA and maintained for employees of the Borrower or of any member of a "controlled group of corporations," as such term is defined in the Code, of which the Borrower or any Subsidiary is a member, or any such plan to which the Borrower or any Subsidiary is required to contribute on behalf of its employees.

     "Prime Rate" shall mean, on any day, the rate determined by the Agent as being its prime rate for that day. Without notice to the Borrower or any other Person, the Prime Rate shall change automatically from time to time as and in the amount by which said Prime Rate shall fluctuate, with each such change to be effective as of the date of each change in such Prime Rate. The Prime Rate is a reference rate and does not necessarily represent the lowest or best rate actually charged to any customer. The Agent may make commercial or other loans at rates of interest at, above or below the Prime Rate.

     "Prior Acquisitions" shall mean collectively the Borrower's previous acquisitions of and mergers with Fall River Gas Company, Providence Energy Corporation and Valley Resources, Inc.

     "Pro-Rata Percentage" shall mean with respect to any Bank, a fraction (expressed as a percentage), the numerator of which shall be the amount of such Bank's Commitment and the denominator of which shall be the aggregate amount of all the Commitments of the Banks, as adjusted from time to time in accordance with Section 3.6.

     "Property" shall mean any interest or right in any kind of property or asset, whether real, personal, or mixed, owned or leased, tangible or intangible, and whether now held or hereafter acquired.

     "Qualifying Assets" shall mean (i) equity interests owned one hundred percent (100%) by the Borrower in entities engaged primarily in one or more of the Borrower's lines of business described in Section 6.15 (singly, a "Qualified Entity," collectively, "Qualified Entities"), or productive assets used in one or more of such lines of business; provided, however, that as to any related group of such Assets acquired for a purchase price of more than Sixty Million Dollars ($60,000,000.00) (including the amount of any Debt assumed or deemed incurred in connection with such acquisition), the Majority Banks shall have delivered to the Borrower their prior written consent; and (ii) equity interests of less than one hundred percent (100%) owned by the Borrower in one or more Qualifying Entities, provided that at any one time the amount of the Borrower's investment in Qualifying Assets described in clause (ii) (measured by the aggregate purchase price paid therefor, including the aggregate amount of Debt assumed or deemed incurred by Borrower in connection with such acquisitions) does not exceed ten percent (10%) of the Consolidated Net Worth of the Borrower and its Subsidiaries as of the applicable determination date.

     "Rabbi Trusts" shall mean those four (4) certain non-qualified deferred compensation irrevocable trusts existing as of the Closing Date, previously established by the Borrower for the benefit of its executive employees, so long as the assets in each of such trusts which have not yet been distributed to one or more executive employees of the Borrower remain subject to the claims of the Borrower's general creditors.


--------------------------------------------------------------------------------

     "Rate Period" shall mean the period of time for which the Alternate Base Rate or the Eurodollar Rate shall be in effect as to any Alternate Base Rate Loan or Eurodollar Rate Loan, as the case may be, commencing with the Borrowing Date or the Expiration Date of the immediately preceding Rate Period, as the case may be, applicable to and ending on the effective date of any reborrowing made as provided in Section 2.2(a) as the Borrower may specify in the related Notice of Borrowing, subject, however, to the early termination provisions of the second sentence of Section 2.3(c) relating to any Eurodollar Rate Loan; provided, however, that any Rate Period that would otherwise end on a day which is not a Business Day shall be extended to the next succeeding Business Day unless such Business Day falls in another calendar month, in which case such Rate Period shall end on the next preceding Business Day. For any Alternate Base Rate Loan, the Rate Period shall be 90 days; and for any Eurodollar Rate Loan the Rate Period may be 15 days, 1, 2, 3, or 6 months, in each case as specified in the applicable Notice of Borrowing, subject to the provisions of Sections 2.2 and 2.3.

     "Reimbursement Obligations" shall mean the reimbursement or repayment obligations of the Borrower with respect to Facility Letters of Credit issued for the account of the Borrower.

     "Release" shall mean a "release", as such term is defined in CERCLA.

     "Restricted Payment" shall mean the Borrower's declaration or payment of any dividend on, or purchase or agreement to purchase any of, or making of any other distribution with respect to, any of its capital stock, except any such dividend, purchase or distribution consisting solely of capital stock of the Borrower, and except any dividend or interest paid on or with respect to the Borrower's Structured Securities to the extent that such amounts are included in Cash Interest Expense.

     "Securities Act" shall have the meaning set forth in Section 12.1.

     "Senior Funded Debt" shall mean Funded Debt of the Borrower excluding Debt that is contractually subordinated in right of payment to any other Debt.

     "Senior Notes" means (a) the $475,000,000 of 7.6% Senior Notes of the Borrower previously placed with investors on or about January 31, 1994, and
     (b) the $300,000,000 of 8.25% Senior Notes of the Borrower previously placed with investors on or about November 3, 1999, as such Senior Notes may be amended, modified, or supplemented from time to time in accordance with the terms of this Agreement; and "Senior Note" means each such note individually.

     "Significant Property" shall mean at any time property or assets of the Borrower or any Subsidiary having a book value (net of accumulated depreciation taken in accordance with GAAP) of at least $5,000,000.00 or that contributed (or is an integrated physical portion of an assemblage of assets that contributed) at least 5% of the gross income of the owner thereof for the fiscal quarter most recently ended.

     "Southern Union Trust" means any of those certain Delaware business trusts organized for the sole purpose of purchasing Subordinated Debt Securities constituting a portion of, and described in the definition of, Structured Securities and issuing the Preferred Securities and Common Securities also constituting a portion of, and described in the definition of, Structured Securities, and having no assets other than the Borrower's Subordinated Debt Securities, the Guaranties (as described in the definition of Structured Securities) and the proceeds thereof. Southern Union Trusts shall be considered to be Subsidiaries for purposes hereof so long as their affairs are consolidated under GAAP and for federal income tax purposes with the affairs of the Borrower.

     "Standby Letter of Credit" shall mean any standby letter of credit issued to support obligations (contingent or otherwise) of the Borrower
 .
     "Structured Securities" shall mean collectively (a) the Subordinated Debt Securities, the Guaranties, the Common Securities and the Preferred Securities of the Southern Union Trusts, all as described and defined in the Registration Statement on Form S-3 filed by the Borrower with the Securities and Exchange Commission on March 25, 1995, and (b) subordinated debt securities, guaranties, common securities and/or preferred securities issued in connection with the consummation of the Prior Acquisitions in an aggregate face amount of not more than $150,000,000 upon terms and conditions substantially similar in all material respects to the terms

--------------------------------------------------------------------------------
     and conditions described and defined in such Registration Statement on Form S-3 filed by the Borrower with the Securities and Exchange Commission on March 25, 1995. For all purposes of this Agreement, the amounts payable by Southern Union Trusts under the Preferred Securities and Common Securities (or similar securities provided for under subclause (b) above) and the amounts payable by the Borrower under the Subordinated Debt Securities or the Guaranties (or similar securities provided for under subclause (b) above) shall be treated without duplication, it being recognized that the amounts payable by Southern Union Trusts are funded with payments made or to be made by the Borrower to Southern Union Trusts and are also guaranteed by the Borrower under the Guaranties described in the S-3 mentioned above (or similar guaranties provided for under subclause (b) above).

     "Subsidiary" or "Subsidiaries" shall mean any corporation or corporations organized under the laws of any state of the United States of America, Canada, or any province of Canada, which conduct(s) the major portion of business in the United States of America or Canada and of which not less than 50% of the voting stock of every class (except for directors' qualifying shares), at the time as of which any determination is being made, is owned by the Borrower either directly or indirectly through other Subsidiaries.

     "Term Loan Facility" shall mean (a) that certain term loan facility to be provided to the Borrower in an aggregate amount of $575,000,000.00 under the terms of that certain Term Loan Credit Agreement dated August 28, 2000 by and among the Borrower, The Chase Manhattan Bank, as administrative agent, and the banks or financial institutions now or hereafter a party thereto, and (b) any and all amendments, modifications, increases, supplements and/or restatements of said credit facility hereafter existing from time to time.

     "Type" shall mean, with respect to any Loan, any Alternate Base Rate Loan or any Eurodollar Rate Loan.

2.   THE LOANS

     2.1   The Loans

           (a) Subject to the terms and conditions and relying upon the representations and warranties of the Borrower herein set forth, each Bank severally agrees to make Loans to the Borrower on any one or more Business Days prior to the Maturity Date, up to an aggregate principal amount of Loans not exceeding at any time outstanding the amount set opposite such Banks name on the signature pages hereof (such Bank's "Commitment"). Within such limits and during such period and subject to the terms and conditions of this Agreement, the Borrower may borrow, repay and reborrow hereunder.

           (b) The Borrower shall execute and deliver to the Agent for each Bank to evidence the Loans made by each Bank under such Bank's Commitment, a Note, which shall be: (i) dated the date of the Closing Date; (ii) in the principal amount of such Bank's maximum Commitment; (iii) in substantially the form attached hereto as Exhibit A, with blanks appropriately filled; (iv)
                            ---------
                  payable to the order of such Bank on the Maturity Date; and
                  (v) subject to acceleration upon the occurrence of an Event of Default. Each Note shall bear interest on the unpaid principal amount thereof from time to time outstanding at the rate per annum determined as specified in Sections 2.2(a), 2.2(b), 2.3(b) and 2.3(c), payable on each Interest Payment Date and at maturity, commencing with the first Interest Payment Date following the date of each Note.

           (c) Each Loan shall be: (i) in the case of any Eurodollar Rate Loan, in an amount of not less than $1,000,000.00 or an integral multiple of $1,000,000.00 in excess thereof; or (ii) in the case of any Alternate Base Rate Loan, in an amount of not less than $500,000.00 or an integral multiple of $100,000.00 in excess thereof and, at the option of the Borrower, any borrowing under this Section 2.1(c) may be comprised of two or more such Loans bearing different rates of interest. Each such borrowing shall be made upon prior notice from the Borrower to the Agent in the form attached hereto as Exhibit B (the "Notice of Borrowing") delivered to the Agent
                  ---------
                  not later than 11:00 am (Houston time): (i) on the third Business Day prior to the Borrowing Date, if such borrowing consists of Eurodollar Rate Loans; and (ii) on the Borrowing Date, if such borrowing consists of Alternate Base Rate Loans. Each Notice of Borrowing shall be irrevocable and shall specify: (i) the amount

--------------------------------------------------------------------------------
                  of the proposed borrowing and of each Loan comprising a part thereof; (ii) the Borrowing Date; (iii) the rate of interest that each such Loan shall bear; (iv) the Rate Period with respect to each such Loan and the Expiration Date of each such Rate Period; and (v) the demand deposit account of the Borrower at The Chase Manhattan Bank into which the proceeds of the borrowing are to be deposited by the Agent. The Borrower may give the Agent telephonic notice by the required time of any proposed borrowing under this Section 2.1(c); provided that such telephonic notice shall be confirmed in writing by delivery to the Agent promptly (but in no event later than the Borrowing Date relating to any such borrowing) of a Notice of Borrowing. Neither the Agent nor any Bank shall incur any liability to the Borrower in acting upon any telephonic notice referred to above which the Agent believes in good faith to have been given by the Borrower, or for otherwise acting in good faith under this Section 2.1(c).

           (d) In the case of a proposed borrowing comprised of Eurodollar Rate Loans, the Agent shall promptly notify each Bank of the applicable interest rate under Section 2.2. Each Bank shall, before 11:00 am (Houston time) on the Borrowing Date, make available for the account of its Applicable Lending Office to the Agent at the Agent's address set forth in Section 12.4, in same day funds, its Pro Rata Percentage of such borrowing. After the Agent's receipt of such funds and upon fulfillment of the applicable conditions set forth in Section 7, on the Borrowing Date, the Agent shall make the borrowing available to the Borrower at its Applicable Lending Office in immediately available funds. Each Bank shall post on a schedule attached to its Note(s): (i) the date and principal amount of each Loan made under such Note; (ii) the rate of interest each such Loan will bear; and (iii) each payment of principal thereon; provided, however, that any failure of such
                                     --------  -------
                  Bank so to mark such Note shall not affect the Borrower's obligations thereunder; and provided further that such Bank's
                                              -------- -------
                  records as to such matters shall be controlling whether or not such Bank has so marked such Note. Any deposit to the Borrower's demand deposit account by the Agent or by The Chase Manhattan Bank (of funds received from the Agent) pursuant to a request (whether written or oral) believed by the Agent or by The Chase Manhattan Bank to be an authorized request by the Borrower for a Loan hereunder shall be deemed to be a Loan hereunder for all purposes with the same effect as if the Borrower had in fact requested the Agent to make such Loan.

           (e) Unless the Agent shall have received notice from a Bank prior to the date of any borrowing that such Bank will not make available to the Agent such Bank's Pro Rata Percentage of such borrowing, the Agent may assume that such Bank has made such portion available to the Agent on the date of such borrowing in accordance with this Section 2.1 and the Agent may, in reliance upon such assumption, make available to the Borrower on such date a corresponding amount. If and to the extent that such Bank shall not have so made such Pro Rata Percentage available to the Agent, such Bank and the Borrower severally agree to repay to the Agent forthwith on demand such corresponding amount together with interest thereon, for each day from the date such amount is made available to the Borrower until the date such amount is repaid to the Agent,
                  (i) in the case of the Borrower, at the interest rate applicable at the time to the Loans comprising such borrowing, and (ii) in the case of such Bank, at the Federal Funds Rate. If such Bank shall repay to the Agent such corresponding amount, such amount so repaid shall constitute such Bank's Loan as part of such borrowing for purposes of this Agreement.

           (f) The failure of any Bank to make the Loan to be made by it as part of any borrowing shall not relieve any other Bank of its obligation, if any, hereunder to make its Loan on the date of such borrowing, but no Bank shall be responsible for the failure of any other Bank to make the Loan to be made by such other Bank on the date of any borrowing.

     2.2   Interest Rate Determination

           (a) Except as specified in Sections 2.3(b) and 2.3(c), the Loans shall bear interest on the unpaid principal amount thereof from time to time outstanding, until maturity, at a rate per annum (calculated based on a year of 360 days in the case of the Eurodollar Rate or the Alternate Base Rate based on the Federal Funds Rate and a year of 365 or 366 days, as the case may be, in the case of the Alternate Base Rate based on the Prime Rate) equal to the lesser of (A) the rate

--------------------------------------------------------------------------------
                  specified in the Notice of Borrowing with respect thereto or
                  (B) the Highest Lawful Rate from the first day to, but not including, the Expiration Date of the Rate Period then in effect with respect thereto.

           (b) Any principal, interest, fees or other amount owing hereunder, under any Note or under any other Loan Document that is not paid when due (whether at stated maturity, by acceleration or otherwise) shall bear interest at a rate per annum equal to the lesser of (i) two percent (2%) above the Alternate Base Rate in effect from time to time or (ii) the Highest Lawful Rate.

     2.3   Additional Interest Rate Provisions

           (a) The Note may be held by each Bank for the account of its respective Domestic Lending Office or its respective Eurodollar Lending Office, and may be transferred from one to the other from time to time as each Bank may determine.

           (b) If the Borrower shall have chosen the Eurodollar Rate in a Notice of Borrowing and prior to the Borrowing Date, any Bank in good faith determines (which determination shall be conclusive) that (i) deposits in Dollars in the principal amount of such Eurodollar Rate Loan are not being offered to the Eurodollar Lending Office of such Bank in the Eurodollar interbank market selected by such Bank in its sole discretion in good faith or (ii) adequate and reasonable means do not exist for ascertaining the chosen Eurodollar Rate in respect of such Eurodollar Rate Loan or (iii) the Eurodollar Rate for any Rate Period for such Eurodollar Rate Loan will not adequately reflect the cost to such Bank of making such Eurodollar Rate Loan for such Rate Period, then such Bank will so notify the Borrower and the Agent and such Eurodollar Rate shall not become effective as to such Eurodollar Rate Loan on such Borrowing Date or at any time thereafter until such time thereafter as the Borrower receives notice from the Agent that the circumstances giving rise to such determination no longer apply.

           (c) Anything in this Agreement to the contrary notwithstanding, if at any time any Bank in good faith determines (which determination shall be conclusive) that the introduction of or any change in any applicable law, rule or regulation or any change in the interpretation or administration thereof by any governmental or other regulatory authority charged with the interpretation or administration thereof shall make it unlawful for the Bank (or the Eurodollar Lending Office of such Bank) to maintain or fund any Eurodollar Rate Loan, such Bank shall give notice thereof to the Borrower and the Agent. With respect to any Eurodollar Rate Loan which is outstanding when such Bank so notifies the Borrower, upon such date as shall be specified in such notice the Rate Period shall end and the lesser of (i) the Alternate Base Rate or (ii) the Highest Lawful Rate shall commence to apply in lieu of the Eurodollar Rate in respect of such Eurodollar Rate Loan and shall continue to apply unless and until the Borrower changes the rate as provided in Section 2.2(a). No more than five (5) Business Days after such specified date, the Borrower shall pay to such Bank (x) accrued and unpaid interest on such Eurodollar Rate Loan at the Eurodollar Rate in effect at the time of such notice to but not including such specified date plus (y) such amount or amounts (to the extent that such
                  ----
                  amount or amounts would not be usurious under applicable law) as may be necessary to compensate such Bank for any direct or indirect costs and losses incurred by it (to the extent that such amounts have not been included in the Additional Costs in calculating such Eurodollar Rate), but otherwise without penalty. If notice has been given by such Bank pursuant to the foregoing provisions of this Section 2.3(c), then, unless and until such Bank notifies the Borrower that the circumstances giving rise to such notice no longer apply, such Eurodollar Rate shall not again apply to such Loan or any other Loan and the obligation of such Bank to continue any Eurodollar Rate Loan as a Eurodollar Rate Loan shall be suspended. Any such claim by such Bank for compensation under clause (y) above shall be accompanied by a certificate setting forth the computation upon which such claim is based, and such certificate shall be conclusive and binding for all purposes, absent manifest error.

           (d) THE BORROWER WILL INDEMNIFY EACH BANK AGAINST, AND REIMBURSE EACH BANK ON DEMAND FOR, ANY LOSS (INCLUDING LOSS OF REASONABLY ANTICIPATED PROFITS DETERMINED USING REASONABLE ATTRIBUTION AND ALLOCATION METHODS), OR

--------------------------------------------------------------------------------

                  REASONABLE COST OR EXPENSE INCURRED OR SUSTAINED BY SUCH BANK (INCLUDING WITHOUT LIMITATION, ANY LOSS OR EXPENSE INCURRED BY REASON OF THE LIQUIDA TION OR REEMPLOYMENT OF DEPOSITS OR OTHER FUNDS ACQUIRED BY SUCH BANK TO FUND OR MAINTAIN ANY EURODOLLAR RATE LOAN) AS A RESULT OF (i) ANY ADDI TIONAL COSTS INCURRED BY SUCH BANK; (ii) ANY PAYMENT OR REPAYMENT (WHETHER AUTHORIZED OR REQUIRED HEREUNDER OR OTHERWISE) OF ALL OR A PORTION OF ANY LOAN ON A DAY OTHER THAN THE EXPIRATION DATE OF A RATE PERIOD FOR SUCH LOAN; (iii) ANY PAYMENT OR PREPAYMENT (WHETHER REQUIRED HEREUNDER OR OTHERWISE) OF ANY LOAN MADE AFTER THE DELIVERY OF A NOTICE OF BORROWING BUT BEFORE THE APPLICABLE BORROWING DATE IF SUCH PAYMENT OR PREPAYMENT PREVENTS THE PROPOSED BORROWING FROM BECOMING FULLY EFFECTIVE; OR (iv) AFTER RECEIPT BY THE AGENT OF A NOTICE OF BORROWING, THE FAILURE OF ANY LOAN TO BE MADE OR EFFECTED BY SUCH BANK DUE TO ANY CONDITION PRECEDENT TO A BORROWING NOT BEING SATISFIED BY THE BORROWER OR DUE TO ANY OTHER ACTION OR INACTION OF THE BORROWER. ANY BANK DEMANDING PAYMENT UNDER THIS SECTION 2.3(d) SHALL DELIVER TO THE BORROWER AND THE AGENT A STATEMENT REASONABLY SETTING FORTH THE AMOUNT AND MANNER OF DETERMINING SUCH LOSS, COST OR EXPENSE. THE FACTS SET FORTH IN SUCH STATEMENT SHALL BE CONCLUSIVE AND BINDING FOR ALL PURPOSES, ABSENT MANIFEST ERROR.

           (e) If, after the date of this Agreement, any Bank shall have determined that the adoption of any applicable law, rule, guideline, interpretation or regulation regarding capital adequacy, or any change therein, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by such Bank with any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on such Bank's capital as a consequence of its obligations hereunder and under similar lending arrangements to a level below that which such Bank could have achieved but for such adoption, change or compliance (taking into consideration such Bank's policies with respect to capital adequacy) by an amount deemed by such Bank to be material then the Borrower shall pay to such Bank such additional amount or amounts as will compensate such Bank for such reduction.

           (f) A certificate of such Bank setting forth such amount or amounts as shall be necessary to compensate such Bank as specified in subparagraph (e) above shall be delivered as soon as practicable to the Borrower (with a copy thereof to the agent) and to the extent determined in accordance with subparagraph (e) above shall be conclusive and binding, absent manifest error. The Borrower shall pay such Bank the amount shown as due on any such certificate within fifteen (15) days after such Bank delivers such certificate. In preparing such certificate, such Bank may employ such assumptions and allocations (consistently applied with respect to advances made by such Bank or commitments by such Bank to make advances) of costs and expenses as it shall in good faith deem reasonable and may use any reasonable averaging and attribution method (consistently applied with respect to advances made by such Bank or commitments by such Bank to make advances).

           (g) In calculating the Eurodollar Rate and the commitment fee payable under Section 4.1 hereof, and notwithstanding the
                                -----------
                  provisions set forth in the definitions of Eurodollar Rate or in the pricing grid established for the commitment fee in
                  Section 4.1 hereof, in the event that the ratings for
                  -----------
                  Borrower's unsecured, non-credit enhanced Senior Funded Debt under Standard & Poor's Ratings Group and under Moody's Investor Service, Inc. fall within different rating categories which are not functional equivalents, the Eurodollar Rate and the commitment fee payable under Section 4.1 hereof shall be
                                                   -----------
                  based on the higher of such ratings if there is only one category difference between the functional equivalents of such ratings, and if there is a two category difference between the functional equivalents of such ratings, the component of pricing from the grid set forth in such definitions or in
                  Section 4.1 shall be based on the rating category which is
                  -----------
                  then in the middle of or between the two category ratings which are then in effect.

--------------------------------------------------------------------------------

     2.4 Extension of Maturity Date. On a Business Day no less than sixty (60) and no more than ninety (90) days prior to May 28, 2002, and during such period in each year thereafter during which this Agreement is in effect, the Borrower may elect to notify the Agent, in writing, of its request for an extension of the maturity date of each Banks Commitment (on the terms and conditions set forth herein) for a period of up to 364 days from the date of the then current Maturity Date. Promptly after receipt of such request, the Agent shall notify the Banks of such request. Each Bank shall notify the Agent in writing of its consent to, or rejection of, such request on or prior to April 30 of each such year. In the event that any Bank fails to so notify the Agent, that request shall be deemed to have been rejected by such Bank. The Commitments shall be extended hereunder only upon the consent of each Bank, whereupon the Maturity Date of each Note shall be deemed to be extended to the agreed date of extension, but in no event later than the date which is 364 days after the date of the Maturity Date in effect prior to such extension. In the event of the renewal and extension of the Commitments and the maturity date of the Notes pursuant to this Section 2.4, the terms and conditions of this Agreement will apply during such renewal and extension period and, from and after the date of such extension, the term "Maturity Date" shall mean such date as so renewed and extended.

     2.5   Increase of Commitments

           (a) At any time after the Closing Date, provided that no Default or Event of Default shall have occurred and be continuing, the Borrower may request from time to time one or more increases of the Commitments by notice to the Agent in writing of the amount of each such proposed increase (each such notice, a "Commitment Increase Notice"). Any such Commitment Increase
                   --------------------------
                  Notice must offer each Bank the opportunity to subscribe for its pro rata share of the requested increase in the Commitments, and the Agent shall promptly provide to each Bank a copy of any Commitment Increase Notice received by the Agent. Within 10 Business Days after receipt by the Agent of the applicable Commitment Increase Notice, each Bank wishing to subscribe for its pro rata share of the requested increase in the Commitments must deliver written notice of such fact to the Agent. If any portion of the requested increase in the Commitments is not subscribed for by the Banks within such 10-day period, the Borrower may, in its sole discretion, but with the consent of the Agent as to any Person that is not at such time a Bank (which consent shall not be unreasonably withheld or delayed so long as such Person is an Eligible Assignee), offer to any existing Bank or to one or more additional banks or financial institutions the opportunity to participate in all or a portion of such unsubscribed portion of the requested increase in the Commitments pursuant to
                  Section 2.5 (b) or (c) below, as applicable;

           (b) Any additional bank or financial institution that the Borrower selects to offer a participation in the unsubscribed portion of the increased Commitments, and that elects to become a party to this Agreement and obtain a Commitment, shall execute an agreement (a "New Bank Agreement"), in the form required by
                                   ------------------
                  the Agent, with the Borrower and the Agent, whereupon such bank or financial institution (a "New Bank") shall become a
                                                    --------
                  Bank for all purposes hereunder to the same extent as if originally a party hereto and shall be bound by and entitled to the benefits of this Agreement, and the signature pages hereof shall be deemed to add the name and Commitment of such New Bank, provided that the Commitment of any such New Bank shall be in an amount not less than $5,000,000;

           (c) Any Bank that accepts an offer by the Borrower to increase its Commitment pursuant to this Section 2.5 shall, in each case, execute a commitment increase agreement (a "Commitment Increase Agreement"), in the form required by the Agent, with the Borrower and the Agent, whereupon such Bank shall be bound by and entitled to the benefits of this Agreement with respect to the full amount of its Commitment as so increased, and the signature pages hereof shall be deemed to be amended to reflect such increase in the Commitment of such Bank;

           (d) The effectiveness of any New Bank Agreement or Commitment Increase Agreement shall be contingent upon receipt by the Agent of such corporate resolutions of the Borrower and legal opinions of in-house counsel to the Borrower, if any, as the Agent shall reasonably request with respect thereto;


--------------------------------------------------------------------------------

           (e) If any bank or financial institution becomes a New Bank pursuant to Section 2.5(b) or if any Bank's Commitment is increased pursuant to Section 2.5(c), additional Loans and additional liability for Facility Letters of Credit made or issued on or after the effectiveness thereof (the "Re-Allocation Date") shall be made pro rata based on each
                   ------------------
                  Bank's (including each New Bank's) respective Commitment in effect on and after such Re-Allocation Date (except to the extent that any such pro rata borrowings or incurring of liability would result in any Bank making an aggregate principal amount of Loans and incurring liability for the Facility Letters of Credit in excess of its Commitment, in which case such excess amount will be allocated to, and made or incurred by, such New Bank and/or Banks with such increased Commitments to the extent of, and pro rata based on, their respective Commitments), and continuations of Eurodollar Rate Loans outstanding on such Re-Allocation Date shall be effected by repayment of such Eurodollar Rate Loans on the last day of the Rate Period applicable thereto and the extension of new Eurodollar Rate Loans pro rata based on the Banks' respective Commitments in effect on and after such Re-Allocation Date.
                  In the event that on any such Re-Allocation Date there are Alternate Base Rate Loans outstanding, the Borrower shall make prepayments thereof and borrow new Alternate Base Rate Loans so that, after giving effect thereto, the Alternate Base Rate Loans outstanding are held pro rata based on the Banks' respective Commitments in effect on and after such Re-Allocation Date. In the event that on any such Re-Allocation Date there are Eurodollar Rate Loans outstanding, such Eurodollar Rate Loans shall remain outstanding with the respective holders thereof until the expiration of their respective Rate Periods (unless the Borrower elects to prepay any thereof in accordance with the applicable provisions of this Agreement), and interest on and repayments of such Eurodollar Rate Loans will be paid thereon to the respective Banks holding such Eurodollar Rate Loans pro rata based on the respective principal amounts thereof outstanding;

           (f)    Notwithstanding anything to the contrary in this Section 2.5,
                  (i) no Bank shall have any obligation to increase its Commitment under this Section 2.5 unless it agrees in writing to do so in its sole discretion, (ii) no Bank shall have any right to decrease the amount of its Commitment as a result of any requested increase of the Commitments pursuant to this
                  Section 2.5, (iii) the Agent shall have no obligation to find or locate any New Bank to participate in any unsubscribed portion of any increase in the Commitments requested by the Borrower, (iv) each increase in the Commitments requested by the Borrower shall not be less than $10,000,000, (v) after giving effect to any increase in the Commitments pursuant to this Section 2.5, the sum of the Commitments and the aggregate commitments of the lenders under the Long-Term Credit Facility shall not exceed $425,000,000, and (vi) in the event the Borrower reduces in the Commitments pursuant to Section 3.6 or any other provision of this Agreement more than one time during the term of this Agreement, the ability of the Borrower to request increases in the Commitments pursuant to this
                  Section 2.5 shall automatically terminate; and

           (g) The Borrower shall execute and deliver to the Agent (for delivery by the Agent to each applicable Bank) a new Note payable to each applicable Bank (including each New Bank) participating in any increase of the Commitments in the original principal amount of such Bank's Commitment after giving effect to any such increase of the Commitments.

3.   PAYMENTS AND PREPAYMENTS

     3.1   Required Prepayments

           (a) The Borrower agrees that if at any time it or the Agent determines that the aggregate principal amount of Loans outstanding exceeds the Commitments, then the Borrower shall make a prepayment of principal of the Loans in an amount at least equal to such excess.


           (b) Upon the Borrower's reduction or termination of the Commitments under Section 3.6, the Borrower shall make such prepayments as are required by the terms of Section 3.6.

           (c) Immediately upon the termination of any period of 180 consecutive calendar days in which the aggregate principal amount outstanding under the Notes and the Long-Term Credit Facility Notes

--------------------------------------------------------------------------------
                  has exceeded the Borrower's Available Senior Funded Debt Capacity outstanding under the Senior Notes, the Borrower will prepay the Notes and/or the Long-Term Credit Facility Notes by the amount of such excess, together with all interest accrued on such prepaid amount and such other amounts that may be required to be paid in consequence of such prepayment under
                  Section 2.3(d).

     3.2 Repayment of the Loans. Borrower shall repay the principal amount of each Loan, on the last day of the Interest Period for such Loan, together with all accrued and unpaid interest thereon as of such date, irrespective of any claim, set off, defense, or other right which the Borrower may have at any time against any Bank, the Agent or any other Person.

     3.3 Place of Payment or Prepayment. All payments and prepayments made in accordance with the pro visions of this Agreement or of the Notes or of any other Loan Document in respect of commitment fees or of principal or interest on the Notes shall be made to the Agent for the account of the Banks at its Domestic Lending Office, no later than noon, Houston time, in immediately available funds. Unless the Agent shall have received notice from the Borrower prior to the date on which any payment is due to the Banks hereunder that the Borrower will not make any payment due hereunder in full, the Agent may assume that the Borrower has made such payment in full to the Agent on such date and the Agent may, in reliance upon such assumption, cause to be distributed to each Bank on such due date an amount equal to the amount then due to such Bank. If and to the extent the Borrower shall not have so made such payment in full to the Agent, each Bank shall repay to the Agent forthwith on demand such amount distributed to such Bank together with interest thereon, for each day from the date such amount is dis tributed to such Bank until the date such Bank repays such amount to the Agent, at the Federal Funds Rate. If and to the extent that the Agent receives any payment or prepayment from the Borrower and fails to distribute such payment or prepayment to the Banks ratably on the basis of their respective Pro Rata Percentage on the day the Agent receives such payment or prepayment, and such distribution shall not be so made by the Agent in full on the required day, the Agent shall pay to each Bank such Bank's Pro Rata Percentage thereof together with interest thereon at the Federal Funds Rate for each day from the date such amount is paid to the Agent by the Borrower until the date the Agent pays such amount to such Bank.

     3.4   No Prepayment Premium or Penalty. Each prepayment pursuant to Section
           3.1 or 3.3 shall be without premium or penalty, subject in the case of Eurodollar Rate Loans to the provisions of Section 2.3(d).

     3.5 Taxes. All payments (whether of principal, interest, reimbursements or otherwise) under this Agreement or on the Notes shall be made by the Borrower without set off or counterclaim and shall be made free and clear of and without deduction for any present or future tax, levy, impost or any other charge, if any, of any nature whatsoever now or hereafter imposed by any taxing authority. If the making of such payments is prohibited by law, unless such a tax, levy, impost or other charge is deducted or withheld therefrom, the Borrower shall pay to the Banks, on the date of each such payment, such additional amounts as may be necessary in order that the net amounts received by the Banks after such deduction or withholding shall equal the amounts which would have been received if such deduction or withholding were not required.

     3.6 Reduction or Termination of Commitments. The Borrower may at any time or from time to time reduce or terminate the Commitment of each Bank by giving not less than ten (10) full Business Days' prior written notice to such effect to the Agent, provided that any partial reduction shall be in the amount of $1,000,000.00 or an integral multiple thereof. Concurrently with each such reduction or termination, all amounts in excess of the reduced Commitments shall be automatically due and payable and it is a condition to the effectiveness of such reduction that the Borrower shall immediately prepay the entire amount of such excess together with all accrued interest thereon and such other amounts that may be required to be paid in consequence of such prepayment under Section 2.3(d). Promptly after the Agent's receipt of such notice of reduction, the Agent shall notify each Bank of the proposed reduction and such reduction shall be effective on the date specified in the Borrower's notice with respect to such reduction and shall reduce the Commitment of each Bank proportionately in accordance with its Pro Rata Percentage. After each such reduction, the commitment fee shall be calculated upon the Commitments as so reduced. The Commitment of each Bank shall automatically terminate on the Maturity Date or in

--------------------------------------------------------------------------------
           the event of acceleration of the maturity date of the Notes. Each reduction of the Commitment hereunder shall be irrevocable.

4.   COMMITMENT FEE AND OTHER FEES

     4.1 Commitment Fee. The Borrower agrees to pay to the Agent for the account of each Bank a commitment fee based on a year of 360 days, from the Closing Date to, but not including, the Maturity Date (or such earlier date as of which all Commitments shall have terminated), on the daily average unused amount of each Bank's Commitment, such commitment fee to be payable quarterly in arrears on (a) the last day of each March, June, September, and December, commencing on June 30, 2001 and (b) the Maturity Date, at a rate per annum changing with the rating of the Borrower's unsecured, non-credit enhanced Senior Funded Debt, and determined in accordance with the following grid:

               Rating of the Borrower's unsecured, non-credit        Percentage
                      enhanced Senior Funded Debt                    Per Annum
             ------------------------------------------------      -------------
             Equal to or greater than A3 by Moody's Investor
             Service, Inc. and equal to or greater than A- by
                           ---
             Standard and Poor's Ratings Group                         0.105%
             ------------------------------------------------      -------------
             Baa1 by Moody's Investor Service, Inc. or BBB+
                                                    --
             by Standard and Poor's Ratings Group                      0.130%
             ------------------------------------------------      -------------
             Baa2 by Moody's Investor Service, Inc. or BBB by
                                                    --
             Standard and Poor's Ratings Group                         0.130%
             ------------------------------------------------      -------------
             Baa3 by Moody's Investor Service,  Inc. or BBB-
                                                     --
             by Standard and Poor's Ratings Group                      0.130%
             ------------------------------------------------      -------------
             Equal to or less than Ba1 by Moody's Investor
             Service, Inc. and equal to or less than BB+ by
                           ---
             Standard and Poor's Ratings Group                         0.230%
             ================================================      =============

     4.2 Fees Not Interest; Nonpayment. The fees described in this Agreement represent compensation for services rendered and to be rendered separate and apart from the lending of money or the provision of credit and do not constitute compensation for the use, detention, or forbearance of money, and the obligation of the Borrower to pay each fee described herein shall be in addition to, and not in lieu of, the obligation of the Borrower to pay interest, other fees described in this Agreement, and expenses otherwise described in this Agreement. Fees shall be payable when due in Dollars and in immediately available funds. The commitment fee referred to in Section 4.1 shall be non-refundable, and shall, to the fullest extent permitted by law, bear interest, if not paid when due, at a rate per annum equal to the lesser of (a) five percent (5%) above the Alternate Base Rate as in effect from time to time or (b) the Highest Lawful Rate.

     4.3 Utilization Fee. The Borrower agrees to pay to Agent, for the account of each Bank, a utilization fee at a rate per annum equal to 0.125%, based on a year of 360 days, from the Closing Date to, but not including, the Maturity Date (or such earlier date as of which the Commitments have been terminated), on the daily average amount by which the sum of the aggregate principal amount of the Loans, the aggregate principal balance of the Long-Term Credit Facility Notes and the Facility Letter of Credit Obligations exceeds thirty-three percent (33%) of the sum of the aggregate amount of the Commitments hereunder and the aggregate amount of the Commitments (as defined in the Long-Term Credit Facility Agreement), such utilization fee to be payable quarterly in arrears on (a) the last day of each March, June, September, and December, commencing on June 30, 2001, and (b) the Maturity Date.

5.   APPLICATION OF PROCEEDS

     5.1 Application of Proceeds. The Borrower agrees that the proceeds of the Loans shall be used:

           (a)    to provide working capital and for general corporate purposes;

           (b) to finance the acquisition of Qualifying Assets, which Qualifying Assets may be acquired on a revolving basis as long as at any one time the amount of the Borrower's investment in Qualifying Assets does not exceed the amounts set forth in clause (i) and clause (ii) of the definition of Qualifying Assets as applicable; provided, however, that the prior written consent of the Majority Banks shall be required for the use of Loan proceeds to finance any portion of any such acquisition

--------------------------------------------------------------------------------
                  described in clause (i) of the definition of Qualifying Assets requiring the payment of more than $60,000,000;

           (c) to finance the Borrower's open market acquisition of its own 7.60% Senior Notes due 2024; provided, however, that such use, together with the use of proceeds of the Long-Term Credit Facility for such purpose, if any, shall be limited to an aggregate amount advanced to $40,000,000; and

           (d) to finance the Borrower's repurchase of its own common stock and preferred equity securities; provided, however, that such use, together with the use of proceeds of the Long-Term Credit Facility for such purpose, if any, shall be limited to an aggregate amount advanced to $50,000,000.

6.   REPRESENTATIONS AND WARRANTIES

     The Borrower represents and warrants that:

     6.1 Organization and Qualification. The Borrower and each Subsidiary: (a) are corporations duly organized, validly existing, and in good standing under the laws of their respective states of incorporation;
           (b) have the corporate or organizational power to own their respective properties and to carry on their respective businesses as now conducted; and (c) are duly qualified as foreign corporations (or, in the case of any Southern Union Trust, trusts) to do business and are in good standing in every jurisdiction where such qualification is necessary except when the failure to so qualify would not or does not have a Material Adverse Effect. The Borrower is a corporation organized under the laws of Delaware and has the Subsidiaries listed on Schedule 6.1 attached hereto and hereby made a part hereof for all purposes, and no others, each of which is a Delaware corporation unless otherwise noted. None of the Subsidiaries listed on Schedule 6.1 as "Inactive Subsidiaries," conducts or will conduct any business, and none of such Subsidiaries has any assets other than minimum legal capitalization.

     6.2 Financial Statements. The Borrower has furnished the Banks with (a) the Borrower's annual audit reports containing the Borrower's consolidated balance sheets, statements of income and stockholder's equity and a cash flow statements as at and for the twelve month period ending June 30, 2000, accompanied by the certificate of Price Waterhouse Coopers and (b) the Borrower's unaudited financial report as of the fiscal quarter ending December 31, 2000. These statements are complete and correct and present fairly in accordance with GAAP, consistently applied throughout the periods involved, the consolidated financial position of the Borrower and the Subsidiaries and the results of its and their operations as at the dates and for the periods indicated subject, as to interim statements only, to changes resulting from customary end-of-year credit adjustments which in the aggregate will not be material. There has been no material adverse change in the condition, financial or otherwise, of the Borrower or any Subsidiary since March 31, 2001.

     6.3   Litigation. Except as disclosed on Schedule 6.3 or pursuant to
           Section 6.16, there is no: (a) action or proceeding pending or, to the knowledge of the Borrower, threatened against the Borrower or any Subsidiary before any court, administrative agency or arbitrator which is reasonably expected to have a Material Adverse Effect; (b) judgment outstanding against the Borrower for the payment of money; or (c) other outstanding judgment, order or decree affecting the Borrower or any Subsidiary before or by any administrative or governmental authority, compliance with or satisfaction of which may reasonably be expected to have a Material Adverse Effect.

     6.4 Default. Neither the Borrower nor any Subsidiary is in default under or in violation of the provisions of any instrument evidencing any Debt or of any agreement relating thereto or any judgment, order, writ, injunction or decree of any court or any order, regulation or demand of any administrative or governmental instrumentality which default or violation might have a Material Adverse Effect.

     6.5 Title to Assets. The Borrower and each Subsidiary have good and marketable title to their respective assets, subject to no Liens except those permitted in Section 9.2.


--------------------------------------------------------------------------------

     6.6 Payment of Taxes. The Borrower and each Subsidiary have filed all tax returns required to be filed and have paid all taxes shown on said returns and all assessments which are due and payable (except such as are being contested in good faith by appropriate proceedings for which adequate reserves for their payment have been provided in a manner consistent with the accounting practices followed by the Borrower as of March 31, 2001). The Borrower is not aware of any pending investigation by any taxing authority or of any claims by any governmental authority for any unpaid taxes, except as disclosed on
           Schedule 6.6.

     6.7 Conflicting or Adverse Agreements or Restrictions. Neither the Borrower nor any Subsidiary is a party to any contract or agreement or subject to any restriction which would have a Material Adverse Effect. Neither the execution and delivery of this Agreement or the Notes or any other Loan Document nor the consummation of the transactions contemplated hereby nor fulfillment of and compliance with the respective terms, conditions and provisions hereof or of the Notes or of any instruments required hereby will conflict with or result in a breach of any of the terms, conditions or provisions of, or constitute a default under, or result in any violation of, or result in the creation or imposition of any lien (other than as contemplated or permitted by this Agreement) on any of the property of the Borrower or any Subsidiary pursuant to (a) the charter or bylaws applicable to the Borrower or any Subsidiary; (b) any law or any regulation of any administrative or governmental instrumentality;
           (c) any order, writ, injunction or decree of any court; or (d) the terms, conditions or provisions of any agreement or instrument to which the Borrower or any Subsidiary is a party or by which it is bound or to which it is subject.

     6.8 Authorization, Validity, Etc. The Borrower has the corporate power and authority to make, execute, deliver and carry out this Agreement and the transactions contemplated herein, to make the borrowings provided for herein, to execute and deliver the Notes and to perform its obligations hereunder and under the Notes and the other Loan Documents to which it is a party and all such action has been duly authorized by all necessary corporate proceedings on its part. This Agreement has been duly and validly executed and delivered by the Borrower and constitutes the valid and legally binding agreement of the Borrower enforceable in accordance with its terms, except as limited by Debtor Laws; and the Notes and the other Loan Documents, when duly executed and delivered by the Borrower pursuant to the provisions hereof, will constitute the valid and legally binding obligation of the Borrower enforceable in accordance with the terms thereof and of this Agreement, except as limited by Debtor Laws.

     6.9 Investment Company Act Not Applicable. Neither the Borrower nor any Subsidiary is an "investment company" or a company "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended.

     6.10 Public Utility Holding Company Act Not Applicable. Neither the Borrower nor any Subsidiary is a "holding company", or a "subsidiary company" of a "holding company", or an "affiliate" of a "holding company", or an affiliate of a "subsidiary company" of a "holding company", as such terms are defined in the Public Utility Holding Company Act of 1935, as amended.

     6.11 Regulations G, T, U and X. No Loan shall be a "purpose credit secured directly or indirectly by margin stock" within the meaning of Regulation U of the Board of Governors of the Federal Reserve System ("margin stock"); none of the proceeds of any Loan will be used to extend credit to others for the purpose of purchasing or carrying any margin stock, or for any other purpose which would constitute this transaction a "purpose credit secured directly or indirectly by margin stock" within the meaning of said Regulation U, as now in effect or as the same may hereafter be in effect. Neither the Borrower nor any Subsidiary will take or permit any action which would involve the Banks in a violation of Regulation G, Regulation T, Regulation U, Regulation X or any other regulation of the Board of Governors of the Federal Reserve System or a violation of the Securities Exchange Act of 1934, in each case as now or hereafter in effect. After applying proceeds of the Loans and the Long-Term Credit Facility used to acquire the equity interests described in the definition of "Qualifying Assets", not more than twenty-five percent (25%) of the value (as determined by any reasonable method) of the assets subject to the negative pledge set forth in Section 9.2 of the Credit Agreement and the restrictions on disposition of assets set forth in Section 9.8 of the Credit Agreement is represented by margin stock.


--------------------------------------------------------------------------------

     6.12 ERISA. No Reportable Event (as defined in ss. 4043(b) of ERISA) has occurred with respect to any Plan. Each Plan complies in all material respects with a applicable provisions of ERISA, and the Borrower and each Subsidiary have filed all reports required by ERISA and the Code to be filed with respect to each Plan. The Borrower has no knowledge of any event which could result in a liability of the Borrower or any Subsidiary to the Pension Benefit Guaranty Corporation. The Borrower and each Subsidiary have met all requirements with respect to funding the Plans imposed by ERISA or the Code. Since the effective date of Title IV of ERISA, there have not been any, nor are there now existing any, events or conditions that would permit any Plan to be terminated under circumstances which would cause the lien provided under ss. 4068 of ERISA to attach to any property of the Borrower or any Subsidiary. The value of the Plans' benefits guaranteed under Title IV of ERISA on the date hereof does not exceed the value of such Plans' assets allocable to such benefits as of the date of this Agreement and shall not be permitted to do so hereafter.

     6.13 No Financing of Certain Security Acquisitions. None of the proceeds of any Loan will be used to acquire any security in any transaction that is subject to ss.13 or ss.14 of the Securities Exchange Act of 1934, as amended, except the equity interests described in subparagraph (ii) of the definition of "Qualifying Assets".

     6.14 Franchises, Co-Licenses, Etc. The Borrower and each Subsidiary own or have obtained all the material governmental permits, certificates of authority, leases, patents, trademarks, service marks, trade names, copyrights, franchises and licenses, and rights with respect thereto, required or necessary (or, in the sole and independent judgment of the Borrower, prudent) in connection with the conduct of their respective businesses as presently conducted or as proposed to be conducted.

     6.15 Lines of Business. The nature of the Borrower's lines of business are predominately the following: (a) the operation of energy distribution and transportation services, including without limitation, natural gas sales and transportation and distribution, propane sales and distribution and promotion, marketing and sale of compressed natural gas and liquified natural gas; (b) the development and marketing of fuel cell and distributive energy options; (c) electric marketing/generation; (d) the operation of fuel oil distribution and transportation networks; and (e) sales and rentals of appliances utilizing one or more of the fuel or energy options specified in this
           Section 6.15.

     6.16 Environmental Matters. Except as disclosed in Schedule 6.16, all facilities and property owned or leased by the Borrower or any Subsidiary have been and continue to be, owned or leased and operated by the Borrower and each Subsidiary in material compliance with all Environmental Laws; (i) there has not been (during the period of the Borrower's, or a Subsidiary's ownership or lease) any Release of Hazardous Materials at, on or under any property now (or, to the Borrower's knowledge, previously) owned or leased by the Borrower or any Subsidiary (A) in quantities that would be required to be reported under any Environmental Law, (B) that required, or may reasonably be expected to require, the Borrower to expend funds on remediation or cleanup activities pursuant to any Environmental Law except for remediation or clean-up activities that would not be reasonably expected to have a Material Adverse Effect, or (C) that otherwise, singly or in the aggregate, has, or may reasonably be expected to have, a Material Adverse Effect; (ii) the Borrower and each Subsidiary have been issued and are in material compliance with all permits, certificates, approvals, orders, licenses and other authorizations relating to environmental matters necessary for their respective businesses; and (iii) there are no polychlorinated biphenyls (PCB's) or asbestos-containing materials or surface impoundments in any of the facilities now (or, to the knowledge of the Borrower, previously) owned or leased by the Borrower or any Subsidiary, except for asbestos- containing materials of the type and in quantities that, to the knowledge of the borrower, do not currently require remediation, and if remediation of such asbestos-containing materials is hereafter required for any reason, such remediation activities would not reasonably be expected to have a Material Adverse Effect; (iv) Hazardous Materials have not been generated, used, treated, recycled, stored or disposed of in any of the facilities or on any of the property now (or, to the knowledge of the Borrower, previously) owned or leased by the Borrower or any Subsidiary during the time of the Borrower's or such Subsidiary's ownership or leased by the Borrower or any Subsidiary during the time of the Borrower's or such Subsidiary's ownership except in material compliance with all applicable Environmental Laws; and (v) all underground storage tanks located on the property now (or, to the knowledge of the Borrower, previously) owned or

--------------------------------------------------------------------------------
           leased by the Borrower or any Subsidiary have been (and to the extent currently owned or leased are) operated in material compliance with all applicable Environmental Laws.

7.   CONDITIONS

     The obligation of the Banks to make any Loans is subject to the following conditions:

     7.1   Representations True and No Defaults

           (a) The representations and warranties contained in Section 6 shall be true and correct on and as of the particular Borrowing Date as though made on and as of such date;

           (b) The Borrower shall not be in default in the due performance of any covenant on its part contained in this Agreement;

           (c) no material adverse change shall have occurred with respect to the business, assets, properties or condition (financial or otherwise) of the Borrower reflected in the quarterly financial statements of the Borrower dated March 31, 2001 (copies of such audited financial statements having been supplied to the Agent and each Bank); and

           (d) no Event of Default or Default shall have occurred and be continuing.

     7.2 Governmental Approvals. The Borrower shall have obtained all orders, approvals or consents of all public regulatory bodies required for the making and carrying out of this Agreement, the making of the borrowings pursuant hereto, the issuance of the Notes to evidence such borrowings, and the execution and delivery of the Security Documents.

     7.3 Compliance With Law. The business and operations of the Borrower and each Subsidiary as conducted at all times relevant to the transactions contemplated by this Agreement to and including the close of business on the particular Borrowing Date shall have been and shall be in compliance in all material respects with all applicable State and Federal laws, regulations and orders affecting the Borrower and each Subsidiary and the business and operations of any of them.

     7.4 Notice of Borrowing and Other Documents. On each Borrowing Date, the Banks shall have received (a) a Notice of Borrowing; and (b) such other documents and certificates relating to the transactions herein contemplated as the Banks may reasonably request.

     7.5 Payment of Fees and Expenses. The Borrower shall have paid (a) all expenses of the type described in Section 12.3 through the date of such Loan or the issuance of such Facility Letter of Credit and (b) all closing, structuring and other invoiced fees owed as of the Closing Date to the Agent, any of the Banks and/or Chase Securities Inc. by the Borrower under this Agreement or any other written agreement between the Borrower and the Agent, the applicable Bank(s) or Chase Securities Inc.

     7.6 Loan Documents, Opinions and Other Instruments. As of the Closing Date, the Borrower shall have delivered to the Agent the following:
           (a) this Agreement, each of the Notes and all other Loan Documents required by the Agent and the Banks to be executed and delivered by the Borrower in connection with this Agreement; (b) a certificate from the Secretary of State of the State of Delaware as to the continued existence and good standing of the Borrower in the State of Delaware; (c) a certificate from Secretary of State of the State of Texas as to the continued qualification of the Borrower to do business in the State of Texas; (d) a current certificate from the Office of the Comptroller of the State of Texas as to the good standing of the Borrower in the State of Texas; (e) a Secretary's Certificate executed by the duly elected Secretary or a duly elected Assistant Secretary of the Borrower, in a form acceptable to the Agent, whereby such Secretary or Assistant Secretary certifies that one or more corporate resolutions adopted by the Board of Directors of the Borrower remain in full force and effect authorizing the Borrower to secure Loans and Facility Letters of Credit in accordance with the terms of this Agreement and the Long-Term Credit Facility; and (f) a legal opinion from in-house counsel for the Borrower, dated as of the Closing Date,

--------------------------------------------------------------------------------
           addressed to the Agent and the Lenders and otherwise acceptable in all respects to the Agent in its discretion.

8.   AFFIRMATIVE COVENANTS

     The Borrower covenants and agrees that, so long as the Borrower may borrow hereunder and until payment in full of the Notes, and its other obligations under this Agreement and the other Loan Documents the Borrower will:

     8.1   Financial Statements and Information.  Deliver to the Banks:

           (a) as soon as available, and in any event within 120 days after the end of each fiscal year of the Borrower, a copy of the annual audit report of the Borrower and the Subsidiaries for such fiscal year containing a balance sheet, statements of income and stockholders equity and a cash flow statement, all in reasonable detail and certified by Price Waterhouse Coopers or another independent certified public accountant of recognized standing satisfactory to the Banks. The Borrower will obtain from such accountants and deliver to the Banks at the time said financial statements are delivered the written statement of the accountants that in making the examination necessary to said certification they have obtained no knowledge of any Event of Default or Default, or if such accountants shall have obtained knowledge of any such Event of Default or Default, they shall state the nature and period of existence thereof in such statement; provided that such
                                                       -------------
                  accountants shall not be liable directly or indirectly to the Banks for failure to obtain knowledge of any such Event of Default or Default; and

           (b) as soon as available, and in any event within sixty (60) days after the end of each quarterly accounting period in each fiscal year of the Borrower (excluding the fourth quarter), an unaudited financial report of the Borrower and the Subsidiaries as at the end of such quarter and for the period then ended, containing a balance sheet, statements of income and stockholders equity and a cash flow statement, all in reasonable detail and certified by a financial officer of the Borrower to have been prepared in accordance with GAAP, except as may be explained in such certificate; and

           (c) copies of all statements and reports sent to stockholders of the Borrower or filed with the Securities and Exchange Commission; and

           (d) such additional financial or other information as the Banks may reasonably request including, without limitation, copies of such monthly, quarterly, and annual reports of gas purchases and sales that the Borrower is required to deliver to or file with governmental bodies pursuant to tariffs and/or franchise agreements.

           All financial statements specified in clauses (a) and (b) above shall be furnished in consolidated and consolidating form for the Borrower and all Subsidiaries with comparative consolidated figures for the corresponding period in the preceding year. Together with each delivery of financial statements required by clauses (a) and (b) above, the Borrower will deliver to the Banks (i) such schedules, computations and other information as may be required to demonstrate that the Borrower is in compliance with its covenants in Section 9.1 or reflecting any noncompliance therewith as at the applicable date and (ii) an Officer's Certificate stating that there exists no Event of Default or Default, or, if any such Event of Default or Default exists, stating the nature thereof, the period of existence thereof and what action the Borrower has taken or proposes to take with respect thereto. The Banks are authorized to deliver a copy of any financial statement delivered to it to any regulatory body having jurisdiction over them, and to disclose same to any prospective assignees or participant Lenders.

     8.2   Lease and Investment Schedules.  Deliver to the Banks:

           (a) from time to time and, in any event, with each delivery of annual financial statements under Section 8.1(a), a current, complete schedule (in the form of Schedule 8.2) of all agreements to rent or lease any property (personal, real or mixed, but not including oil and gas leases) to which the Borrower or any Subsidiary is a party lessee and which, considered independently or collectively with other leases with the same lessor, involve an obligation by the Borrower or a Subsidiary to make

--------------------------------------------------------------------------------
                  payments of at least $250,000.00 in any year, showing the total amounts payable under each such agreement, the amounts and due dates of payments thereunder and containing a description of the rented or leased property, and all other information the Majority Banks may request; and

           (b)    with each delivery of annual financial statements under
                  Section 8.1(a) a current complete schedule (in the form of Schedule 8.2) listing all debt exceeding $200,000.00 in principal amount outstanding and equity owned or held by the Borrower or any Subsidiary containing all information required by, and in a form satisfactory to, the Banks, except for such debt or equity of Subsidiaries.

     8.3 Books and Records. Maintain, and cause each Subsidiary to maintain, proper books of record and account in accordance with sound accounting practices in which true, full and correct entries will be made of all their respective dealings and business affairs.

     8.4 Insurance. Maintain, and cause each Subsidiary to maintain, insurance with financially sound, responsible and reputable companies in such types and amounts and against such casualties, risks and contingencies as is customarily carried by owners of similar businesses and properties, and furnish to the Banks, together with each delivery of annual financial statements under Section 8.1(a), an Officer's Certificate containing full information as to the insurance carried.

     8.5 Maintenance of Property. Cause its Significant Property and the Significant Property of each Subsidiary to be maintained, preserved, protected and kept in good repair, working order and condition so that the business carried on in connection therewith may be conducted properly and efficiently, except for normal wear and tear; provided, however, that the improved properties of Lavaca Realty Company should be maintained, preserved and protected in a manner consistent with the maintenance, preservation and protection of improved real property held for sale.

     8.6 Inspection of Property and Records. Permit any officer, director or agent of the Agent or any Bank, on written notice and at such Banks expense, to visit and inspect during normal business hours any of the properties, corporate books and financial records of the Borrower and each Subsidiary and discuss their respective affairs and finances with their principal officers, all at such times as the Agent or any Bank may reasonably request.

     8.7 Existence, Laws, Obligations. Maintain, and cause each Subsidiary to maintain, its corporate existence and franchises, and any license agreements and tariffs that permit the recovery of a return that the Borrower considers to be fair (and as to licenses, franchises, and tariffs that are subject to regulatory determinations of recovery of returns, the Borrower has presented or is presenting favorable defense thereof); and to comply, and cause each Subsidiary to comply, with all statutes and governmental regulations noncompliance with which might have a Material Adverse Effect, and pay, and cause each Subsidiary to pay, all taxes, assessments, governmental charges, claims for labor, supplies, rent and other obligations which if unpaid might become a lien against the property of the Borrower or any Subsidiary except liabilities being contested in good faith. Notwithstanding the foregoing, the Borrower may dissolve those certain inactive and minimally capitalized Subsidiaries designated as such on Schedule 6.1.
                   ------------

     8.8 Notice of Certain Matters. Notify the Agent Bank immediately upon acquiring knowledge of the occurrence of any of the following events:
           (a) the institution or threatened institution of any lawsuit or administrative proceeding affecting the Borrower or any Subsidiary that is not covered by insurance (less applicable deductible amounts) and which, if determined adversely to the Borrower or such Subsidiary, could reasonably be expected to have a Material Adverse Effect; (b) the occurrence of any material adverse change, or of any event that in the good faith opinion of the Borrower is likely, to result in a material adverse change, in the assets, liabilities, financial condition, business or affairs of the Borrower or any Subsidiary; (c) the occurrence of any Event of Default or any Default; or (d) a change by Moody's Investors Service, Inc. or by Standard and Poor's Ratings Group in the rating of the Borrower's Funded Debt.


--------------------------------------------------------------------------------

     8.9   ERISA.  At all times:

           (a)    maintain and keep in full force and effect each Plan;

           (b) make contributions to each Plan in a timely manner and in an amount sufficient to comply with the minimum funding standards requirements of ERISA;

           (c) immediately upon acquiring knowledge of any "reportable event" or of any "prohibited transaction" (as such terms are defined in the Code ss. 4043) in connection with any Plan, furnish the Banks with a statement executed by the president or chief financial officer of the Borrower setting forth the details thereof and the action which the Borrower proposes to take with respect thereto and, when known, any action taken by the Internal Revenue Service with respect thereto;

           (d) notify the Banks promptly upon receipt by the Borrower or any Subsidiary of any notice of the institution of any proceeding or other action which may result in the termination of any Plan and furnish to the Banks copies of such notice;

           (e) acquire and maintain in amounts satisfactory to the Banks from either the Pension Benefit Guaranty Corporation or authorized private insurers, when available, the contingent employer liability coverage insurance required under ERISA;

           (f) furnish the Banks with copies of the summary annual report for each Plan filed with the Internal Revenue Service as the Agent or the Banks may request; and

           (g) furnish the Banks with copies of any request for waiver of the funding standards or extension of the amortization periods required by ss. 303 and ss. 304 of ERISA or ss. 412 of the Code promptly after the request is submitted to the Secretary of the Treasury, the Department of Labor or the Internal Revenue Service, as the case may be.

     8.10  Compliance with Environmental Laws.  At all times:

           (a) use and operate, and cause each Subsidiary to use and operate, all of their respective facilities and properties in material compliance with all Environmental Laws; keep, and cause each Subsidiary to keep, all necessary permits, approvals, orders, certificates, licenses and other authorizations relating to environmental matters in effect and remain in material compliance therewith; handle, and cause each Subsidiary to handle, all Hazardous Materials in material compliance with all applicable Environmental Laws; and dispose, and cause each Subsidiary to dispose, of all Hazardous Materials generated by the Borrower or any Subsidiary or at any property owned or leased by them at facilities or with carriers that maintain valid permits, approvals, certificates, licenses or other authorizations for such disposal under applicable Environmental Laws;

           (b) promptly notify the Agent and provide copies upon receipt of all written claims, complaints, notices or inquiries relating to the condition of the facilities and properties of the Borrower and each Subsidiary under, or their respective compliance with, applicable Environmental Laws wherein the condition or the noncompliance that is the subject of such claim, complaint, notice, or inquiry involves, or could reasonably be expected to involve, liability of or expenditures by the Borrower and its Subsidiaries of $10,000,000.00 or more; and

           (c) provide such information and certifications which the Banks may reasonably request from time to time to evidence compliance with this Section 8.10.


     8.11 PGA Clauses. The Borrower will use its best efforts to maintain in force provisions in all of its tariffs and franchise agreements that permit the Borrower to recover from customers substantially all of the amount by which the cost of gas purchases exceeds the amount currently billed to customers for the delivery of such gas (sometimes referred to as PGA clauses).


--------------------------------------------------------------------------------

9.   NEGATIVE COVENANTS

     So long as the Borrower may borrow hereunder and until payment in full of the Notes, except with the written consent of the Banks:

     9.1   Capital Requirements.  The Borrower will not:

           (a) permit its Consolidated Net Worth at the end of any fiscal quarter to be less than the sum of (i) $698,603,000; (ii) 40% of Consolidated Net Income (if positive) for the period commencing on January 1, 2000 and ending on the date of determination, and treated as a single accounting period;
                  (iii) the difference between (A) 100% of the net proceeds of any issuance of capital or preferred stock by the Borrower or any consolidated Subsidiary received by the Borrower or such consolidated Subsidiary at any time after December 31, 1999; and (B) the aggregate amount of all redemption or repurchase payments hereafter made, if any, by the Borrower and any such consolidated Subsidiary in connection with the repurchase by the Borrower or any such consolidated Subsidiary of any of their respective capital or preferred stock; and (iv) without duplication, the difference between (A) 100% of the net proceeds heretofore and hereafter received by the Borrower and any consolidated Subsidiary in respect of the issuance by the Borrower or such consolidated Subsidiary of the Structured Securities, and (B) the aggregate amount of all redemption payments hereafter made, if any, by the Borrower and any such consolidated Subsidiary in connection with the redemption of any of the Structured Securities; or

           (b) permit the ratio of its Consolidated Total Indebtedness to its Consolidated Total Capitalization to be greater than (i) 0.70 to 1.00 at the end of any fiscal quarter ending prior to or on June 30, 2002 and (ii) 0.65 to 1.00 at the end of any fiscal quarter ending after June 30, 2002. or

           (c) acquire, or permit any Subsidiary to acquire, any assets other than (i) investments permitted under Section 9.4, or (ii) Qualifying Assets; or

           (d) permit the ratio of EBDIT to Cash Interest Expense for the four fiscal quarters most recently ended (considered as a single accounting period) at any time to be less than (i) 2.00 to 1.00 at all times during the period ending June 30, 2002, and (ii) 2.25 to 1.00 at all times thereafter; or

           (e) permit the aggregate outstanding principal amount of the Notes and the Long-Term Credit Facility Notes to exceed for a period of 180 consecutive days the Borrower's Available Senior Funded Debt Capacity.

     9.2 Mortgages, Liens, Etc. The Borrower will not, and will not permit any Subsidiary to, create or permit to exist any Lien (including the charge upon assets purchased under a conditional sales agreement, purchase money mortgage, security agreement or other title retention agreement) upon any of its respective assets, whether now owned or hereafter acquired, or assign or otherwise convey any right to receive income, except:

           (a) Liens for taxes not yet due or that are being contested in good faith by appropriate proceedings;

           (b) other Liens incidental to the conduct of its business or the ownership of its assets that were not incurred in connection with the borrowing of money or the obtaining of advances or credit, and that do not in the aggregate materially detract from the value of such assets or materially impair the use thereof in the operation of such business;

           (c) Liens on assets of a Subsidiary to secure obligations of such Subsidiary to the Borrower or another Subsidiary; and

           (d) Liens on property existing at the time of acquisition thereof by the Borrower or any Subsidiary, or purchase money Liens placed on an item of real or personal property purchased by the Borrower or any Subsidiary to secure a portion of the purchase price of such property, provided that no such Lien may encumber or cover any other property of the Borrower or any Subsidiary.

--------------------------------------------------------------------------------

     9.3   Debt.  The Borrower will not, and will not permit any Subsidiary to, incur or permit to exist any Debt, except:

           (a) Debt evidenced by the Notes, the Long-Term Credit Facility Notes, the Facility Letter of Credit Obligations or outstanding under the Term Loan Facility not in default;

           (b)    Debt of any Subsidiary to the Borrower or any other
                  Subsidiary;

           (c) Debt existing as of March 31, 2001 as reflected on financial statements delivered under Section 6.2(b) and refinancings thereof other than Debt that has been refinanced by the proceeds of Loans or the proceeds of the Long-Term Credit Facility;

           (d) endorsements in the ordinary course of business of negotiable instruments in the course of collection;

           (e) Debt of the Borrower or any Subsidiary representing the portion of the purchase price of property acquired by the Borrower or such Subsidiary that is secured by Liens permitted by the provisions of Section 9.2(d); provided, however, that at no time may the aggregate principal amount of such Debt outstanding exceed thirty percent (30%) of the Consolidated Net Worth of the Borrower and its Subsidiaries as of the applicable determination date;

           (f)    Debt evidenced by Senior Notes;

           (g) additional Debt of the Borrower and Structured Securities of the Borrower and the Southern Union Trusts provided that after giving effect to the issuance thereof, there shall exist no Default or Event of Default; and: (i) the ratio of Consolidated Total Indebtedness to Consolidated Total Capitalization shall be no greater than (A) 0.70 to 1.00 at all times during the period ending June 30, 2002, and (B) 0.65 to 1.00 at all times thereafter; (ii) the ratio of EBDIT for the four fiscal quarters most recently ended to pro forma Cash Interest Expense for the following four fiscal quarters shall be no less than (A) 2.00 to 1.0 at all times during the period ending June 30, 2002, and (B) 2.25 to 1.0 at all times thereafter; provided, however, that if the additional Debt for
                              --------  -------
                  which the determinations required to be made by this subparagraph (g) will be used to finance in whole or in part the consideration to be paid by the Borrower for the acquisition of any entity otherwise permitted under the terms of this Agreement, the determination of EBDIT for purposes of this ratio shall include not only the EBDIT of the Borrower and its Subsidiaries for the four fiscal quarters most recently ended, but shall also include the EBDIT of such entity to be acquired for such four fiscal quarters most recently ended; and (iii) (A) such Debt and Structured Securities shall have a final maturity or mandatory redemption date, as the case may be, no earlier than the Maturity Date (as the same may be extended pursuant to Section 2.4) and shall mature or be subject to mandatory redemption or mandatory defeasance no earlier than the Maturity Date (as so extended) and shall be subject to no mandatory redemption or "put" to the Borrower or any Southern Union Trust exercisable, or sinking fund or other similar mandatory principal payment provisions that require payments to be made toward principal, prior to such Maturity Date (as so extended); or (B) (x) such additional Debt shall have a final maturity date prior to the Maturity Date, (y) such additional Debt shall not exceed Eighty Million Dollars ($80,000,000.00) in the aggregate plus Twenty Million Dollars ($20,000,000.00) of reimbursement obligations incurred in connection with Non-Facility Letters of Credit issued by a Bank or Banks or by any other financial institution; provided, however, that for purposes of
                               --------  -------
                  determining the aggregate amount of such additional Debt for purposes of this subclause (y), neither the $30,000,000 of 8.375% mortgage notes of PG Energy maturing December 1, 2002 nor the Debt of the Borrower under the Term Loan Facility shall be included, and such Debt outstanding under said 8.375% mortgage notes of PG Energy and under the Term Loan Facility shall be deemed to be permitted Debt for purposes of this subclause (y), and (z) such additional Debt shall be borrowed from a Bank or Banks as a loan or loans arising independent of this Agreement or the Long-Term Credit Facility Agreement or shall be borrowed from a financial institution that is not a Bank under this Agreement or the Long-Term Credit Facility Agreement; and


--------------------------------------------------------------------------------

     9.4 Loans, Advances and Investments. The Borrower will not, and will not permit any Subsidiary to, make or have outstanding any loan or advance to, or own or acquire any stock or securities of or equity interest or other Investment in, any Person, except (without duplication):

           (a) stock of (i) the Subsidiaries named in Section 6.1; (ii) other entities that are acquired by the Borrower or any Subsidiary but that are promptly merged with and into the Borrower; and
                  (iii) the same Qualifying Entities as the Qualifying Entities under subparagraph (ii) of the definition of "Qualifying Assets," provided that at any one time the aggregate purchase price paid for such stock in such Qualifying Entities, including the aggregate amount of Debt assumed or deemed incurred by Borrower in connection with the purchase of such stock, is not more than ten percent (10%) of the Consolidated Net Worth of the Borrower and its Subsidiaries as of the applicable determination date;

           (b)    loans or advances to a Subsidiary;

           (c) Securities maturing no more than 180 days after Borrower's purchase that are either:

                  (i) readily marketable securities issued by the United States or its agencies or instrumentalities; or

                  (ii) commercial paper rated "Prime 2" by Moody's Investors Service, Inc. ("Moody's") or A-2 by Standard and Poor's Ratings Group ("S&P"); or

                  (iii) certificates of deposit or repurchase contracts on
                        customary terms with financial institutions in which deposits are insured by any agency or instrumentality of the United States; or

                  (iv) readily marketable securities received in settlement of liabilities created in the ordinary course of business; or

                  (v) obligations of states, agencies, counties, cities and other political subdivisions of any state rated at lest MIG2, VMIG2 or Aa by Moody's or AA by S&P; or

                  (vi) loan participations in credits in which the borrower's debt is rated at least Aa or Prime 2 by Moody's or AA or A-2 by S&P; or

                  (vii) money market mutual funds that are regulated by the
                        Securities and Exchange Commission, have a dollar-weighted average stated maturity of 90 days or fewer on their investments and include in their investment objectives the maintenance of a stable net asset value of $1 for each share.

           (d) other equity interests owned by a Subsidiary on the date of this Agreement and such additional equity interests to the extent (but only to the extent) that such Subsidiary is legally obligated to acquire those interests on the date of this Agreement, in each case as disclosed to the Banks in writing;

           (e) loans or advances by the Borrower to customers in connection with and pursuant to marketing and merchandising products that the Borrower reasonably expects to increase sales of the Borrower or Subsidiaries, provided that: (i) such loans must be either less than $2,000,000.00 to any one customer (or group of affiliated customers, shown on the Borrower's records to be Affiliates) or must be disclosed on Schedule 8.2 hereof; and (ii) all such loans must not exceed $24,000,000.00 in the aggregate outstanding at any time;

           (f) travel and expense advances in the ordinary course of business to officers and employees;

           (g) stock or securities of or equity interests in, any Person provided that, after giving effect to the acquisition and ownership thereof, the Borrower is in compliance with the provisions of Section 9.1(c) of this Agreement; and


--------------------------------------------------------------------------------

           (h) loans, advances or other Investments by the Borrower or any Subsidiary not otherwise permitted under the other provisions of this Section 9.4, so long as the sum of the outstanding balance of all of such loans and advances and the purchase price paid for all of such other Investments does not exceed in the aggregate seven percent (7%) of the Consolidated Net Worth of the Borrower and its Subsidiaries as of the applicable determination date.

     9.5 Stock and Debt of Subsidiaries. The Borrower will not, and will not permit any Subsidiary to, sell or otherwise dispose of any shares of stock or Debt of any Subsidiary, or permit any Subsidiary to issue or dispose of its stock (other than directors' qualifying shares), except to the Borrower or another Subsidiary, and except that Southern Union Trusts may issue preferred beneficial interests in public offerings of Borrower's Structured Securities.

     9.6 Merger, Consolidation, Etc. The Borrower will not, and will not permit any Subsidiary to, merge or consolidate with any other Person or sell, lease, transfer or otherwise dispose of (whether in one transaction or a series of transactions) all or a substantial part of its assets or acquire (whether in one transaction or a series of transactions) all or a substantial part of the assets of any Person, except that:

           (a) any Subsidiary may merge or consolidate with the Borrower (provided that the Borrower shall be the continuing or surviving corporation) or with any one or more Subsidiaries;

           (b) any Subsidiary may sell, lease, transfer or otherwise dispose of any of its assets to the Borrower or another Subsidiary;

           (c) subject to Section 9.14, Lavaca Realty Company may dispose of all or a substantial part of its assets to any Person, whether in one transaction or a series of transactions, for a price or prices that do not result in a Material Adverse Effect;

           (d) the Borrower may acquire the assets of any Person, provided that, after giving effect to such acquisition, the Borrower is in compliance with the provisions of Sections 9.1(c); and

           (e) the Borrower or any Subsidiary may sell, lease, assign or otherwise dispose of assets as otherwise permitted under
                  Section 9.8.

     9.7 Supply and Purchase Contracts. The Borrower will not, and will not permit any Subsidiary to, enter into or be a party to any contract for the purchase of materials, supplies or other property if such contract requires that payment for such materials, supplies or other property shall be made regardless of whether or not delivery is ever made or tendered of such materials, supplies and other property, except in those circumstances and involving those supply or purchase contracts that the Borrower reasonably considers to be necessary or helpful in its operations in the ordinary course of business and that the Borrower reasonably considers not to be unnecessarily burdensome on the Borrower or its Subsidiaries.

     9.8 Sale or Other Disposition of Assets. The Borrower will not, and will not permit any Subsidiary to, except as permitted under this Section 9.8, sell, assign, lease, or otherwise dispose of (whether in one transaction or in a series of transactions) all or any part of its Property (whether now owned or hereafter acquired); provided, however, that (i) the Borrower or any Subsidiary may in the ordinary course of business dispose of (a) Property consisting of Inventory; and (b) Property consisting of goods or equipment that are, in the opinion of the Borrower or any Subsidiary, obsolete or unproductive, but if in the good faith judgment of the Borrower or any Subsidiary such disposition without replacement thereof would have a Material Adverse Effect, such goods and equipment shall be replaced, or their utility and function substituted, by new or existing goods or equipment; (ii) Lavaca Realty Company may dispose of its Property on the terms set forth in Section 9.6(c); (iii) the Borrower may transfer or dispose of any of its Significant Property (in any transaction or series of transactions) to any Subsidiary or Subsidiaries only if such Property so transferred or disposed of after the Closing Date has an aggregate value (determined after depreciation and in accordance with GAAP) of not more than ten percent (10%) of the aggregate value of all of the Borrower's and its Subsidiaries' real property and tangible personal property other than Inventory considered on a consolidated basis and determined after depreciation and in accordance with GAAP, as of March 31, 2001; (iv) the Borrower and Lavaca Realty Company may dispose of their real property in

--------------------------------------------------------------------------------
           one or more sale/leaseback transactions, provided that any Debt incurred in connection with such transaction does not create a Default as defined herein; (v) a Southern Union Trust may distribute the Borrower's subordinated debt securities constituting a portion of the Structured Securities, on the terms and under the conditions set out in the registration statement therefor filed with the Securities and Exchange Commission on March 25, 1995 or any similar registration statement filed with the Securities and Exchange Commission in connection with any other Structured Securities issued in connection with the Prior Acquisitions; (vi) the Borrower or any Subsidiary may dispose of real property or tangible personal property other than Inventory (in consideration of such amount as in the good faith judgment of the Borrower or such Subsidiary represents a fair consideration therefor), provided that the aggregate value of such property disposed of (determined after depreciation and in accordance with GAAP) after the Closing Date does not exceed ten percent (10%) of the aggregate value of all of the Borrower's and its Subsidiaries' real property and tangible personal property other than Inventory considered on a consolidated basis and determined after depreciation and in accordance with GAAP, as of March 31, 2001; (vii) the Borrower may dispose of Qualifying Assets of the type described in clause (ii) of the definition of Qualifying Assets, provided that the Borrower make a payment on the Loan in an amount equal to the lesser of (a) the net sales proceeds from such disposition, and (b) the amount of Loan proceeds used to acquire such clause (ii) Qualifying Assets; and
           (viii) the Borrower may dispose of other Investments of the type acquired under the terms of Section 9.4(h), provided that the Borrower make a payment on the Loan in an amount equal to the lesser of (a) the net sales proceeds from such disposition, and (b) the amount of Loan proceeds used to acquire such other Investments.

     9.9 Discount or Sale of Receivables. The Borrower will not, and will not permit any Subsidiary, other than Southern Union Total Energy Services, Inc., to discount or sell with recourse, or sell for less than the face value thereof (including any accrued interest) any of its notes receivable, receivables under leases or other accounts receivable.

     9.10 Change in Accounting Method. The Borrower will not, and will not permit any Subsidiary to, make any change in the method of computing depreciation for either tax or book purposes or any other material change in accounting method representing any departure from GAAP without the Majority Banks' prior written approval.

     9.11 Restricted Payment. The Borrower will not pay or declare any Restricted Payment unless immediately prior to such payment and after giving effect to such payment, the Borrower could incur at least $1 of additional Debt without violating the provisions of Section 9.3(g) and after giving effect thereto no Default or Event of Default exists hereunder.

     9.12 Securities Credit Regulations. Neither the Borrower nor any Subsidiary will take or permit any action which might cause the Loans or the Facility Letter of Credit Obligations or this Agreement to violate Regulation G, Regulation T, Regulation U, Regulation X or any other regulation of the Board of Governors of the Federal Reserve System or a violation of the Securities Exchange Act of 1934, in each case as now or hereafter in effect.

     9.13 Nature of Business; Management. The Borrower will not, and will not permit any Subsidiary to: (a) change its principal line of business; or (b) enter into any business not within the scope of Section 6.15 and the definition of Qualifying Assets; or (c) permit any material overall change in the management of the Borrower.

     9.14 Transactions with Related Parties. The Borrower will not, and will not permit any Subsidiary to, enter into any transaction or agreement with any officer, director or holder of ten percent (10%) or more of any class of the outstanding capital stock of the Borrower or any Subsidiary (or any Affiliate of any such Person) unless the same is upon terms substantially similar to those obtainable from wholly unrelated sources.

     9.15 Hazardous Materials. The Borrower will not, and will not permit any Subsidiary to (a) cause or permit any Hazardous Materials to be placed, held, used, located, or disposed of on, under or at any of such Person's property or any part thereof by any Person in a manner which could reasonably be expected to have a

--------------------------------------------------------------------------------

           Material Adverse Effect; (b) cause or permit any part of any of such Person's property to be used as a manufacturing, storage, treatment or disposal site for Hazardous Materials, where such action could reasonably be expected to have a Material Adverse Effect; or (c) cause or suffer any liens to be recorded against any of such Person's property as a consequence of, or in any way related to, the presence, remediation, or disposal of Hazardous Materials in or about any of such Person's property, including any so-called state, federal or local "superfund" lien relating to such matters, where such recordation could reasonably be expected to have a Material Adverse Effect.

     9.16 Limitations on Payments on Subordinated Debt. The Borrower will not, and will not permit any Subsidiary to, make any payment in respect of interest on, principal of, or otherwise relating to, the borrower's subordinated debt securities issued in connection with the Structured Securities if, after giving effect to such payment, a Default or Event of Default would exist.

10.  EVENTS OF DEFAULT; REMEDIES

     If any of the following events shall occur, then the Agent shall at the request, or may with the consent, of the holders of more than fifty percent (50%) in principal amount of the Notes then outstanding or, if no Note is then outstanding, Banks having more than fifty percent (50%) of the Commitments, (a) by notice to the Borrower, declare the Commitment of each Bank and the several obligation of each Bank to make Loans hereunder to be terminated, whereupon the same shall forthwith terminate, and (b) declare the Notes and all interest accrued and unpaid thereon, and all other amounts payable under the Notes, this agreement and the other Loan Documents, to be forthwith due and payable, whereupon the Notes, all such interest and all such other amounts, shall become and be forthwith due and payable without presentment, demand, protest, or further notice of any kind (including, without limitation, notice of default, notice of intent to accelerate and notice of acceleration), all of which are hereby expressly waived by the Borrower; provided, however, that with respect to any Event of Default described in Sections 10.7 or 10.8 hereof, (i) the Commitment of each Bank and the obligation of the Banks to make Loans shall automatically be terminated and (ii) the entire unpaid principal amount of the Notes, all interest accrued and unpaid thereon, and all such other amounts payable under the Notes, this Agreement and the other Loan Documents, shall automatically become immediately due and payable, without presentment demand, protest, or any notice of any kind (including, without limitation, notice of default, notice of intent to accelerate and notice of acceleration), all of which are hereby expressly waived by the Borrower:

     10.1 Failure to Pay Principal or Interest. The Borrower does not pay, repay or prepay any principal of or interest on any Note or any Long-Term Credit Facility Note when due; or

     10.2 Failure to Pay Commitment Fee or Other Amounts. The Borrower does not pay any commitment fee or any other obligation or amount payable under this Agreement, the Long-Term Credit Facility Agreement, the Notes, the Long-Term Credit Facility Notes, or any Reimbursement Obligation within two (2) calendar days after the same shall have become due; or

     10.3 Failure to Pay Other Debt. The Borrower or any Subsidiary fails to pay principal or interest aggregating more than $2,000,000.00 on any other Debt when due and any related grace period has expired, or the holder of any of such other Debt declares such Debt due prior to its stated maturity because of the Borrower's or any Subsidiary's default thereunder and the expiration of any related grace period; or

     10.4 Misrepresentation or Breach of Warranty. Any representation or warranty made by the Borrower herein or otherwise furnished to the Bank in connection with this Agreement or any other Loan Document shall be incorrect, false or misleading in any material respect when made; or

     10.5 Violation of Negative Covenants. The Borrower violates any covenant, agreement or condition contained in Sections 9.2, 9.3, 9.5, 9.6, 9.9, 9.10, 9.11, or 9.15; or

     10.6 Violation of Other Covenants, Etc. The Borrower violates any other covenant, agreement or condition contained herein (other than the covenants, agreements and conditions set forth or described in Sections 10.1, 10.2, 10.3, 10.4, and 10.5 above) or in any other Loan Document and such violation shall not have

--------------------------------------------------------------------------------
           been remedied within (30) days after written notice has been received by the Borrower from the Bank or the holder of the Note; or

     10.7 Bankruptcy and Other Matters. The Borrower or any Subsidiary (a) makes an assignment for the benefit of creditors; or (b) admits in writing its inability to pay its debts generally as they become due; or (c) generally fails to pay its debts as they become due; or (d) files a petition or answer seeking for itself, or consenting to or acquiescing in, any reorganization, arrangement, composition, readjustment, liquidation, dissolution, or similar relief under any applicable Debtor Law (including, without limitation, the Federal Bankruptcy Code); or (i) there is appointed a receiver, custodian, liquidator, fiscal agent, or trustee of the Borrower or any Subsidiary or of the whole or any substantial part of their respective assets; or (ii) any court enters an order, judgment or decree approving a petition filed against the Borrower or any Subsidiary seeking reorganization, arrangement, composition, readjustment, liquidation, dissolution, or similar relief under any Debtor Law and either such order, decree or judgment so filed against it is not dismissed or stayed (unless and until such stay is no longer in effect) within thirty (30) days of entry thereof or an order for relief is entered pursuant to any such law; or

     10.8 Dissolution. Any order is entered in any proceeding against the Borrower or any Subsidiary decreeing the dissolution, liquidation, winding-up or split-up of the Borrower or such Subsidiary, and such order remains in effect for thirty (30) days; or

     10.9 Undischarged Judgment. Final Judgment or judgments in the aggregate, that might be or give rise to Liens on any property of the Borrower or any Subsidiary, for the payment of money in excess of $1,000,000.00 shall be rendered against the Borrower or any Subsidiary and the same shall remain undischarged for a period of thirty (30) days during which execution shall not be effectively stayed; or

     10.10 Environmental Matters. The occurrence of any of the following events that could result in liability to the Borrower or any Subsidiary under any Environmental Law or the creation of a Lien on any property of the Borrower or any Subsidiary in favor of any governmental authority or any other Person for any liability under any Environmental Law or for damages arising from costs incurred by such Person in response to a Release or threatened Release of Hazardous Materials into the environment if any such asserted liability or Lien exceeds $10,000,000.00 and if any such lien would cover any property of the Borrower or any Subsidiary which property is or would reasonably be considered to be integral to the operations of the Borrower or any Subsidiary in the ordinary course of business:

           (a) the Release of Hazardous Materials at, upon, under or within the property owned or leased by the Borrower or any Subsidiary or any contiguous property;

           (b) the receipt by the Borrower or any Subsidiary of any summons, claim, complaint, judgment, order or similar notice that it is not in compliance with or that any governmental authority is investigating its compliance with any Environmental Law;

           (c) the receipt by the Borrower or any Subsidiary of any notice or claim to the effect that it is or may be liable for the Release or threatened Release of Hazardous Materials into the environment; or

           (d) any governmental authority incurs costs or expenses in response to the Release of any Hazardous Material which affects in any way the properties of the Borrower or any Subsidiary.

     10.11 Other Remedies. In addition to and cumulative of any rights or remedies expressly provided for in this Section 10, if any one or more Events of Default shall have occurred, the Agent shall at the request, and may with the consent, of the Majority Banks proceed to protect and enforce the rights of the Banks hereunder by any appropriate proceedings. The Agent shall at the request, and may with the consent, of the Majority Banks also proceed either by the specific performance of any covenant or agreement contained in this Agreement or by enforcing the payment of the Notes or by enforcing any other legal or equitable right provided under this Agreement or the Notes or otherwise existing under any law in favor of the holder of the Notes.


--------------------------------------------------------------------------------

     10.12 Remedies Cumulative. No remedy, right or power conferred upon the Banks is intended to be exclusive of any other remedy, right or power given hereunder or now or hereafter existing at law, in equity, or otherwise, and all such remedies, rights and powers shall be cumulative.

     10.13 Default under Term Loan Facility. The occurrence of an Event of Default (as defined under the credit agreement evidencing the Term Loan Facility) shall also constitute an Event of Default under this Agreement.

11.  THE AGENT

     11.1 Authorization and Action. Each Bank hereby appoints Chase as its Agent under and irrevocably authorizes the Agent (subject to Sections
           11.1 and 11.7) to take such action as the Agent on its behalf and to exercise such powers under this Agreement and the Notes as are delegated to the Agent by the terms thereof, together with such powers as are reasonably incidental thereto. Without limitation of the foregoing, each Bank expressly authorizes the Agent to execute, deliver, and perform its obligations under this Agreement, and to exercise all rights, powers, and remedies that the Agent may have hereunder. As to any matters not expressly provided for by this Agreement (including, without limitation, enforcement or collection of the Notes), the Agent shall not be required to exercise any discretion or take any action, but shall be required to act, or to refrain from acting (and shall be fully protected in so acting or refraining from acting), upon the instructions of the Majority Banks, and such instructions shall be binding upon all the Banks and all holders of any Note; provided, however, that the Agent shall not be
                                --------  -------
           required to take any action which exposes the Agent to personal liability or which is contrary to this Agreement or applicable law. The Agent agrees to give to each Bank prompt notice of each notice given to it by the Borrower pursuant to the terms of this Agreement.

     11.2 Agent's Reliance, Etc. Neither the Agent nor any of its directors, officers, agents, or employees shall be liable to any Bank for any action taken or omitted to be taken by it or them under or in connection with this Agreement, the Notes and the other Loan Documents, except for its or their own gross negligence or willful misconduct. Without limitation of the generality of the foregoing, the Agent: (a) may treat the original or any successor holder of any Note as the holder thereof until the Agent receives notice from the Bank which is the payee of such Note concerning the assignment of such Note; (b) may employ and consult with legal counsel (including counsel for the Borrower), independent public accountants, and other experts selected by it and shall not be liable to any Bank for any action taken, or omitted to be taken, in good faith by it or them in accordance with the advice of such counsel, accountants, or experts received in such consultations and shall not be liable for any negligence or misconduct of any such counsel, accountants, or other experts; (c) makes no warranty or representation to any Bank and shall not be responsible to any Bank for any opinions, certifications, statements, warranties, or representations made in or in connection with this Agreement; (d) shall not have any duty to any Bank to ascertain or to inquire as to the performance or observance of any of the terms, covenants, or conditions of this Agreement or any other instrument or document furnished pursuant thereto or to satisfy itself that all conditions to and requirements for any Loan have been met or that the Borrower is entitled to any Loan or to inspect the property (including the books and records) of the Borrower or any Subsidiary; (e) shall not be responsible to any Bank for the due execution, legality, validity, enforceability, genuineness, sufficiency, or value of this Agreement or any other instrument or document furnished pursuant thereto; and (f) shall incur no liability under or in respect of this Agreement by acing upon any notice, consent, certificate, or other instrument or writing (which may be by telegram, cable, telex, or otherwise) believed by it to be genuine and signed or sent by the proper party or parties.

     11.3 Defaults. The Agent shall not be deemed to have knowledge of the occurrence of a Default (other than the nonpayment of principal of or interest hereunder or of any fees) unless the Agent has received notice from a Bank or the Borrower specifying such Default and stating that such notice is a Notice of Default. In the event that the Agent receives such a notice of the occurrence of a Default, the Agent shall give prompt notice thereof to the Banks (and shall give each Bank prompt notice of each such nonpayment). The Agent shall (subject to Section 11.7) take such action with respect to such Default; provided that, unless and until the Agent shall have
                    -------- ----
           received the directions referred to in Sections 11.1 or 11.7, the Agent

--------------------------------------------------------------------------------
           may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default as it shall deem advisable and in the best interest of the Banks.

     11.4 Chase and Affiliates. With respect to its Commitment, any Loan made by it, and the Note issued to it, Chase shall have the same rights and powers under this Agreement as any other Bank and may exercise the same as though it were not the Agent; and the term "Bank" or "Banks" shall, unless otherwise expressly indicated, include Chase in its individual capacity. Chase and its respective Affiliates may accept deposits from, lend money to, act as trustee under indentures of, and generally engage in any kind of business with, the Borrower, any of its respective Affiliates and any Person who may do business with or own securities of the Borrower or any such Affiliate, all as if Chase were not the Agent and without any duty to account therefor to the Banks.

     11.5 Non-Reliance on Agent and Other Banks. Each Bank agrees that it has, independently and without reliance on the Agent or any other Bank, and based on such documents and information as it has deemed appropriate, made its own credit analysis of the Borrower and each Subsidiary and its decision to enter into the transactions contemplated by this Agreement and that it will, independently and without reliance upon the Agent or any other Bank, and based on such documents and information as it shall deem appropriate at the time, continue to make its own analysis and decisions in taking or not taking action under this Agreement. The Agent shall not be required to keep itself informed as to the performance or observance by the Borrower of this Agreement or to inspect the properties or books of the Borrower or any Subsidiary. Except for notices, reports, and other documents and information expressly required to be furnished to the Banks by the Agent hereunder, the Agent shall not have any duty or responsibility to provide any Bank with any credit or other information concerning the affairs, financial condition, or business of the Borrower or any Subsidiary (or any of their Affiliates) which may come into the possession of the Agent or any of its Affiliates.

     11.6 Indemnification. Notwithstanding anything to the contrary herein contained, the Agent shall be fully justified in failing or refusing to take any action hereunder unless it shall first be indemnified to its satisfaction by the Banks against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses, and disbursements of any kind or nature whatsoever which may be imposed on, incurred by or asserted against the Agent in any way relating to or arising out of its taking or continuing to take any action. Each Bank agrees to indemnify the Agent (to the extent not reimbursed by the Borrower), according to such Bank's Commitment, from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses, and disbursements of any kind or nature whatsoever which may be imposed on, incurred by, or asserted against the Agent in any way relating to or arising out of this Agreement or the Notes or any action taken or omitted by the Agent under this Agreement or the Notes; provided that no Bank shall be liable for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses, or disburse ments resulting from the gross negligence or willful misconduct of the person being indemnified; and provided further that it is the intention of each Bank to indemnify the Agent against the consequences of the Agent's own negligence, whether such negligence be sole, joint, concurrent, active or passive. Without limitation of the foregoing, each Bank agrees to reimburse the Agent promptly upon demand for its Pro Rata Percentage of any out-of-pocket expenses (including attorneys' fees) incurred by the Agent in connection with the preparation, administration, or enforcement of, or legal advice in respect of rights or responsibilities under, this Agreement and the Notes, to the extent that the Agent is not reimbursed for such expenses by the Borrower.


     11.7 Successor Agent. The Agent may resign at any time as Agent under this Agreement by giving written notice thereof to the Banks and the Borrower and may be removed at any time with or without cause by the Majority Banks. Upon any such resignation or removal, the Majority Banks shall have the right to appoint a successor Agent. If no successor Agent shall have been so appointed by the Majority Banks or shall have accepted such appointment within thirty (30) days after the retiring Agent's giving of notice of resignation or the Majority Banks' removal of the retiring Agent, then the retiring Agent may, on behalf of the Banks, appoint a successor Agent, which shall be a commercial bank organized under the laws of the

--------------------------------------------------------------------------------

           United States of America or of any State thereof and having a combined capital and surplus of at least $500,000,000.00. Upon the acceptance of any appointment as Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Agent, and the retiring Agent shall be discharged from its duties and obligations under this Agreement. After any retiring Agent's resignation or removal hereunder as Agent, the provisions of this Section 11 shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent under this Agreement.

     11.8 Agent's Reliance. The Borrower shall notify the Agent in writing of the names of its officers and employees authorized to request a Loan on behalf of the Borrower and shall provide the Agent with a specimen signature of each such officer or employee. The Agent shall be entitled to rely conclusively on such officer's or employee's authority to request a Loan on behalf of the Borrower until the Agent receives written notice from the Borrower to the contrary. The Agent shall have no duty to verify the authenticity of the signature appearing on any Notice of Borrowing, and, with respect to any oral request for a Loan, the Agent shall have no duty to verify the identity of any Person representing himself as one of the officers or employees authorized to make such request on behalf of the Borrower. Neither the Agent nor any Bank shall incur any liability to the Borrower in acting upon any telephonic notice referred to above which the Agent or such Bank believes in good faith to have been given by a duly authorized officer or other Person authorized to borrow on behalf of the Borrower or for otherwise acting in good faith.

12.  MISCELLANEOUS

     12.1 Representation by the Banks. Each Bank represents that it is the intention of such Bank, as of the date of its acquisition of its Note, to acquire the Note for its account or for the account of its Affiliates, and not with a view to the distribution or sale thereof, and, subject to any applicable laws, the disposition of such Bank's property shall at all times be within its control. The Notes have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), and may not be transferred, sold or otherwise disposed of except (a) in a registered Offering under the Securities Act; (b) pursuant to an exemption from the registration provisions of the Securities Act; or (c) if the Securities Act shall not apply to the Notes or the transactions contemplated hereunder as commercial lending transactions.

     12.2 Amendments, Waivers, Etc. No amendment or waiver of any provision of any Loan Document, nor consent to any departure by the Borrower therefrom, shall in any event be effective unless the same shall be in writing and signed by the Borrower and the Majority Banks, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided, however, that no amendment, waiver, or consent shall, unless in writing and signed by each Bank, do any of the following: (a) waive any of the conditions specified in Section 7; (b) increase the Commitment of any Bank or alter the term thereof, or subject any Bank to any additional or extended obligations; (c) change the principal of, or rate of interest on, any Note, or any fees or other amounts payable hereunder; (d) postpone any date fixed for any payment of principal of, or interest on, any Note, or any fees (including, without limitation, any fee) or other amounts payable hereunder; (e) change the percentage of the Commitments or of the aggregate unpaid principal amount of any Note, or the number of Banks which shall be required for Banks, or any of them, to take any action hereunder; or
           (f) amend this Section 12.2; and provided, further, that no amendment, waiver, or consent shall, unless in writing and signed by the Agent in addition to each Bank, affect the rights or duties of the Agent under any Loan Document. No failure or delay on the part of any Bank or the Agent in exercising any power or right hereunder shall operate as a waiver thereof nor shall any single or partial exercise of any such right or power, or any abandonment or discontinuance of steps to enforce such a right or power, preclude any other or further exercise thereof or the exercise of any other right or power. No course of dealing between the Borrower and any Bank or the Agent shall operate as a waiver of any right of any Bank or the Agent. No modification or waiver of any provision of this Agreement or the Note nor consent to any departure by the Borrower therefrom shall in any event be effective unless the same shall be in writing, and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given. No notice to or demand on the Borrower in any case shall entitle the Borrower to any other or further notice or demand in similar or other circumstances.


--------------------------------------------------------------------------------

     12.3 Reimbursement of Expenses. The Borrower agrees to reimburse the Bank for its reasonable out-of- pocket expenses, including the reasonable fees and expenses of counsel to the Bank, in connection with the transactions contemplated by this Agreement, whether or not such contemplated transactions shall be consummated, or any of them, or otherwise in connection with this Agreement, including its negotiation, preparation, execution, administration, modification and enforcement, and all reasonable fees, including the reasonable fees and expenses of counsel to the Agent and each Bank, costs and expenses of the Agent for environmental consultants and costs and expenses of the Agent and each Bank in connection with due diligence, transportation, computer time and research and duplication. The Borrower agrees to pay any and all stamp and other taxes which may be payable or determined to be payable in connection with the execution and delivery of this Agreement or the Notes, and to save any holder of any Note harmless from any and all liabilities with respect to or resulting from any delay or omission to pay any such taxes. The obligations of the Borrower under this Section 12.3 shall survive the termination of this Agreement and/or the payment of the Notes.

     12.4 Notices. All notices and other communications provided for herein shall be in writing (including telex, facsimile, or cable communication) and shall be mailed, telecopied, telexed, cabled or delivered addressed as follows:

           (a)    If to the Borrower, to it at: Southern Union Company
                                                504 Lavaca, Suite 800
                                                Austin, Texas   78701
                                                Attention:  Mr. Ronald J. Endres
                                                Fax:  (512) 370-8253

                  with copies to:               Susan Westbrook, Esq.
                                                Ms. Cheryl Yager
                                                Southern Union Company
                                                504 Lavaca, Suite 800
                                                Austin, Texas   78701
                                                Fax:  (512) 370-8253

           (b)    If to the Agent, to it at:    The Chase Manhattan Bank
                                                700 Lavaca, 2nd Floor
                                                Austin, Texas  78701
                                                Attention:  Manager/Commercial
                                                            Lending
                                                Fax:  (512) 479-2853

                  with a copy to:               Chase Securities Inc.
                                                707 Travis Street, 8th Floor
                                                Houston, Texas  77002
                                                Attention:  Gina Hardwick
                                                Fax:  (713) 216-2291

           and if to any Bank, at the address specified below its name on the signature pages hereof, or as to the Borrower or the Agent, to such other address as shall be designated by such party in a written notice to the other party and, as to each other party, at such other address as shall be designated by such party in a written notice to the Borrower and the Agent. All such notices and communications shall, when mailed, telecopied, telexed, transmitted, or cabled, become effective when deposited in the mail, confirmed by telex answer back, transmitted to the telecopier, or delivered to the cable company, except that notices and communications to the Agent under Sections 2.1(c) or 2.2 shall not be effective until actually received by the Agent.

     12.5 Governing Law; Venue. THIS AGREEMENT AND THE NOTES SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS AND THE UNITED STATES OF AMERICA; provided, however, that Chapter 346
                                             --------  -------
           of the Texas Finance Code, as amended, shall not apply to this Agreement and the Notes issued hereunder. Travis County, Texas shall be a proper

--------------------------------------------------------------------------------
           place of venue to enforce payment or performance of this Agreement and the other Loan Documents by the Borrower, unless the Agent shall give its prior written consent to a different venue. The Borrower hereby irrevocably waives, to the fullest extent permitted by law, any objection which it may now or hereafter have to the laying of venue of any suit, action or proceeding arising out of or relating to any of the Loan Documents in the District Courts of Travis County, Texas, or in the United States District Court for the Western District of Texas, Austin Division, and hereby further irrevocably waives any claims that any such suit, action or proceeding brought in any such court has been brought in an inconvenient forum. The Borrower hereby irrevocably agrees that, provided that the Borrower can obtain personal jurisdiction over and service of process upon the Agent or the applicable Bank, any legal proceeding against the Agent or any Bank arising out of or in connection with this Agreement or the other Loan Documents shall be brought in the district courts of Travis County, Texas, or in the United States District Court for the Western District of Texas, Austin Division. Nothing contained in this Section or in any other provision of any Loan Document (unless expressly provided otherwise) shall be deemed or construed as an agreement by any Bank to be subject to the jurisdiction of such courts.

     12.6 Survival of Representations, Warranties and Covenants. All representations, warranties and covenants contained herein or made in writing by the Borrower in connection herewith shall survive the execution and delivery of this Agreement and the Notes, and will bind and inure to the benefit of the respective successors and assigns of the parties hereto, whether so expressed or not, provided that the undertaking of the Banks to make the Loans to the Borrower shall not inure to the benefit of any successor or assign of the Borrower. No investigation at any time made by or on behalf of the Banks shall diminish the Banks' rights to rely on any representations made herein or in connection herewith. All statements contained in any certificate or other written instrument delivered by the Borrower or by any Person authorized by the Borrower under or pursuant to this Agreement or in connection with the transactions contemplated hereby shall constitute representations and warranties hereunder as of the time made by the Borrower.

     12.7 Counterparts. This Agreement may be executed in several counterparts, and by the parties hereto on separate counterparts, and each counterpart, when so executed and delivered, shall constitute an original instrument and all such separate counterparts shall constitute but one and the same instrument.

     12.8 Separability. Should any clause, sentence, paragraph or section of this Agreement be judicially declared to be invalid, unenforceable or void, such decision shall not have the effect of invalidating or voiding the remainder of this Agreement, and the parties hereto agree that the part or parts of this Agreement so held to be invalid, unenforceable or void will be deemed to have been stricken herefrom and the remainder will have the same force and effectiveness as if such part or parts had never been included herein. Each covenant contained in this Agreement shall be construed (absent an express contrary provision herein) as being independent of each other covenant contained herein, and compliance with any one covenant shall not (absent such an express contrary provision) be deemed to excuse compliance with one or more other covenants.

     12.9 Descriptive Headings. The section headings in this Agreement have been inserted for convenience only and shall be given no substantive meaning or significance whatsoever in construing the terms and provisions of this Agreement.

     12.10 Accounting Terms. All accounting terms used herein which are not expressly defined in the Agreement, or the respective meanings of which are not otherwise qualified, shall have the respective meanings given to them in accordance with GAAP.

     12.11 Limitation of Liability. No claim may be made by the Borrower or any other Person against the Agent or any Bank or the Affiliates, directors, officers, employees, attorneys, or agents of the Agent or any Bank for any special, indirect, consequential, or punitive damages in respect to any claim for breach of contract arising out of or related to the transactions contemplated by this Agreement, or any act, omission, or event occurring in connection herewith and the Borrower hereby waives, releases, and agrees not to sue upon any claim for any such damages, whether or not accrued and whether or not known or suspected to exist in its favor.

--------------------------------------------------------------------------------

     12.12 Set-Off. The Borrower hereby gives and confirms to each Bank a right of set-off of all moneys, securities and other property of the Borrower (whether special, general or limited) and the proceeds thereof, now or hereafter delivered to remain with or in transit in any manner to such Bank, its Affiliates, correspondents or agents from or for the Borrower, whether for safekeeping, custody, pledge, transmission, collection or otherwise or coming into possession of such Bank, its Affiliates, correspondents or agents in any way, and also, any balance of any deposit accounts and credits of the Borrower with, and any and all claims of security for the payment of the Notes and of all other liabilities and obligations now or hereafter owed by the Borrower to such Bank, contracted with or acquired by such Bank, whether such liabilities and obligations be joint, several, absolute, contingent, secured, unsecured, matured or unmatured, and the Borrower hereby authorizes each Bank, its Affiliates, correspondents or agents at any time or times, without prior notice, to apply such money, securities, other property, proceeds, balances, credits of claims, or any part of the foregoing, to such liabilities in such amounts as it may select, whether such liabilities be contingent, unmatured or otherwise, and whether any collateral security therefor is deemed adequate or not. The rights described herein shall be in addition to any collateral security, if any, described in any separate agreement executed by the Borrower.

     12.13 Sale or Assignment

           (a) Subject to the prior written consent of the Agent and the Borrower, such consent not to be unreasonably withheld, each Bank may assign to an Eligible Assignee all or a portion of its rights and obligations under this Agreement (including, without limitation, all or a portion of its Commitments and the Note held by it); provided, however, that: (i) each such
                                        --------  -------
                  assignment shall be of a constant, and not a varying, percentage of all of the assigning Banks rights and obligations under this Agreement; (ii) the amount of the Commitments so assigned shall equal or exceed $5,000,000.00;
                  (iii) the Commitment of each Bank shall be not less than $5,000,000.00 (subject only to reductions pursuant to Sections
                  3.6 and 10 hereof); (iv) the parties to each such assignment shall execute and deliver to the Agent, for its acceptance and recording in the Register (as hereinafter defined), an Assignment and Acceptance in the form of Exhibit C attached
                                                           ---------
                  hereto and made a part hereof (the "Assignment and Acceptance"), together with any Note subject to such assignment and a processing and recordation fee of $2,000.00;
                  (v) any such assignment from one Bank to another Bank shall not require the consent of the Agent or the Borrower if such assignment does not result in any Bank holding more than 60% of the aggregate outstanding Commitments; and (vi) any such assignment shall not require the consent of the Borrower if a Default or Event of Default shall have occurred and is then continuing. Upon such execution, delivery, acceptance, and recording, from and after the effective date specified in each Assignment and Acceptance, which effective date shall be the date on which such Assignment and Acceptance is accepted by the Agent, (A) the Eligible Assignee thereunder shall be a party hereto and, to the extent that rights and obligations hereunder have been assigned to it pursuant to such Assignment and Acceptance, have the rights and obligations of a Bank under the Loan Documents, and (B) the Bank assignor thereunder shall, to the extent that rights and obligations hereunder have been assigned by it pursuant to such Assignment and Acceptance, relinquish its rights and be released from its obligations under the Loan Documents (and, in the case of an Assignment and Acceptance covering all or the remaining portion of an assigning Bank's rights and obligations under the Loan Documents, such Bank shall cease to be a party thereto).

           (b) By executing and delivering an Assignment and Acceptance, the Bank assignor thereunder and the Eligible Assignee thereunder confirm to and agree with each other and the other parties hereto as follows: (i) other than as provided in such Assignment and Acceptance, such assigning Bank makes no representation or warranty and assumes no responsibility with respect to any statements, warranties, or representations made in or in connection with any Loan Document or the execution, legality, validity, enforceability, genuineness, sufficiency, or value of any Loan Document or any other instrument or document furnished pursuant thereto; (ii) such assigning Bank makes no representation or warranty and assumes no responsibility with respect to the financial condition of the Borrower or any Subsidiary or the performance or observance by the Borrower of any of its obligations under any Loan Document or any other instrument or document furnished pursuant thereto; (iii) such Eligible Assignee confirms that it has received a copy of the Loan Documents, together with copies of the financial statements referred to in Section 6.2 and such other documents

--------------------------------------------------------------------------------
                  and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Assignment and Acceptance; (iv) such Eligible Assignee, independently and without reliance upon the Agent, such assigning Bank, or any Bank and based on such documents and information as it shall deem appropriate at the time, will continue to make its own credit decisions in taking or not taking action under this Agreement; (v) such Eligible Assignee appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers under any Loan Document as are delegated to the Agent by the terms thereof, together with such powers as are reasonably incidental thereto; and (vi) such Eligible Assignee agrees that it will perform in accordance with their terms all of the obligations which by the terms of any Loan Document are required to be performed by it as a Bank.

           (c)    The Agent shall maintain at its address referred to in Section
                  12.4 a copy of each Assignment and Acceptance delivered to and accepted by it and a register for the recordation of the names and addresses of Banks and the Commitment of, and principal amount of the Loans owing to, each Bank from time to time (the "Register"). The entries in the Register shall be conclusive and binding for all purposes, absent manifest error, and the Borrower, the Agent, and Banks may treat each Person whose name is recorded in the Register as Bank hereunder for all purposes of the Loan Documents. The Register shall be available for inspection by the Borrower or any Bank at any reasonable time and from time to time upon reasonable prior notice.

           (d) Upon its receipt of an Assignment and Acceptance executed by an assigning Bank, together with any Note subject to such assignment, the Agent, if such Assignment and Acceptance has been completed and is in substantially the form of Exhibit C,
                                                                     ---------
                  shall (i) accept such Assignment and Acceptance; (ii) record the information contained therein in the Register; and (iii) give prompt notice thereof to the Borrower. Within three (3) Business Days after its receipt of such notice, the Borrower at its own expense, shall execute and deliver to the Agent in exchange for each surrendered Note a new Note to the order of such Eligible Assignee in an amount equal to the Commitment assumed by it pursuant to such Assignment and Acceptance and, if the assigning Bank has retained a Commitment hereunder, a new Note to the order of the assigning Bank in an amount equal to the Commitment retained by it hereunder. The new Notes shall be in an aggregate principal amount equal to the aggregate principal amount of the surrendered Notes, shall be dated the effective date of such Assignment and Acceptance and shall otherwise be in substantially the form of Exhibit C
                                                                  ---------
                  attached hereto and made a part hereof. Upon receipt by the Agent of each such new Note conforming to the requirements set forth in the preceding sentences, the Agent shall return to the Borrower each such surrendered Note marked to show that each such surrendered Note has been replaced, renewed, and extended by such new Note.

           (e) Each Bank may sell participations to one or more banks or other entities in or to all or a portion of its rights and/or obligations under this Agreement (including, without limitation, all or a portion of its Commitment and the Note held by it); provided, however, that (i) each Bank's
                               --------  -------
                  obligations under this Agreement (including, without limitation, its Commitment to the Borrower hereunder) shall remain unchanged; (ii) such Bank shall remain solely responsible to the other parties hereto for the performance of such obligations; (iii) except as provided below, such Bank shall remain the holder of any such Note for all purposes of this Agreement; and (iv) the participating banks or other entities shall be entitled to the benefits of Sections 2.3 and
                  3.6 to recover costs, losses and expenses in the circumstances, and to the extent provided in Section 2.3, as though such participant were a Bank; provided, however, the
                                                       --------  -------
                  amounts to which a participant shall be entitled to obtain pursuant to Sections 2.3 and 3.6 shall be determined by reference to such participant's selling Bank and shall be recoverable solely from such selling Bank and (v) the Borrower, the Agent and the other Banks shall continue to deal solely and directly with the selling Bank in connection with such Bank's rights and obligations under this Agreement and the other Loan Documents; provided, however, the selling Bank
                                            --------  -------
                  may grant a participant rights with respect to amendments, modification or waivers with respect to any fees payable hereunder to such Bank (including the amount and the dates fixed for the payment of any such fees) or the amount of principal or the rate of interest payable on, the dates fixed for any payment of principal or interest on, the Loans, or the release of any obligations of the Borrower hereunder and under the other Loan Documents, or the release of any security for any of the Obligations. Except with respect to cost protections contained in Sections 2.3 and 3.6, no

--------------------------------------------------------------------------------
                  participant shall be a third party beneficiary of this Agreement and shall not be entitled to enforce any rights provided to its selling Bank against the Company under this Agreement.

           (f) Notwithstanding anything herein to the contrary, each Bank may pledge and assign all or any portion of its rights and interests under the Loan Documents to any Federal Reserve Bank.

     12.14 Non U.S. Banks. Prior to the date of the initial Borrowings hereunder, and from time to time thereafter if requested by the Borrower or the Agent, each Bank organized under the laws of a jurisdiction outside the United States of America shall provide the Agent and the Borrower with the forms prescribed by the Internal Revenue Service of the United States of America certifying such Banks exemption from United States withholding taxes with respect to all payments to be made to such Bank hereunder or under such Bank's Note. Unless the Borrower and the Agent have received forms or other documents satisfactory to them indicating that payments hereunder or under such Bank's Note are not subject to United States withholding tax or are subject to such tax at a rate reduced by an applicable tax treaty, the Borrower or the Agent shall withhold taxes from such payments at the applicable statutory rate in the case of payments to or for any Bank organized under the laws of a jurisdiction outside the United States.

     12.15 Interest. All agreements between the Borrower, the Agent or any Bank, whether now existing or hereafter arising and whether written or oral, are hereby expressly limited so that in no contingency or event whatsoever, whether by reason of demand being made on any Note or otherwise, shall the amount paid, or agreed to be paid, to the Agent or any Bank for the use, forbearance, or detention of the money to be loaned under this Agreement or otherwise or for the payment or performance of any covenant or obligation contained herein or in any document related hereto exceed the amount permissible at the Highest Lawful Rate. If, as a result of any circumstances whatsoever, fulfillment of any provision hereof or of any of such documents, at the time performance of such provision shall be due, shall involve transcending the limit of validity prescribed by applicable usury law, then, ipso facto, the obligation to be filled shall be reduced to the limit of such validity, and if, from any such circumstance, the Agent or any Bank shall ever receive interest or anything which might be deemed interest under applicable law which would exceed the amount permissible at the Highest Lawful Rate, such amount which would be excessive interest shall be applied to the reduction of the principal amount owing on account of the Notes or the amounts owing on other obligations of the Borrower to the Agent or any Bank under this Agreement or any document related hereto and not to the payment of interest, or if such excessive interest exceeds the unpaid principal balance of the Notes and the amounts owing on other obligations of the Borrower to the Agent or any Bank under this Agreement or any document related hereto, as the case may be, such excess shall be refunded to the Borrower. All sums paid or agreed to be paid to the Agent or any Bank for the use, forbearance, or detention of the indebtedness of the Borrower to the Agent or any Bank shall, to the extent permitted by applicable law, be amortized, prorated, allocated, and spread throughout the full term of such indebtedness until payment in full of the principal thereof (Including the period of any renewal or extension thereof) so that the interest on account of such indebtedness shall not exceed the Highest Lawful Rate. The terms and provisions of this Section 12.15 shall control and supersede every other provision of all agreements between the Borrower and the Banks.

     12.16 Indemnification. THE BORROWER AGREES TO INDEMNIFY, DEFEND, AND SAVE HARMLESS THE AGENT, EACH BANK AND THEIR RESPECTIVE OFFICERS, DIRECTORS, EMPLOYEES, AGENTS, AND ATTORNEYS, AND EACH OF THEM (THE "INDEMNIFIED PARTIES"), FROM AND AGAINST ALL CLAIMS, ACTIONS, SUITS, AND OTHER LEGAL PROCEEDINGS, DAMAGES, COSTS, INTEREST, CHARGES, TAXES, COUNSEL FEES, AND OTHER EXPENSES AND PENALTIES (INCLUDING WITHOUT LIMITATION ALL ATTORNEY FEES AND COSTS OR EXPENSES OF SETTLEMENT) WHICH ANY OF THE INDEMNIFIED PARTIES MAY SUSTAIN OR INCUR BY REASON OF OR ARISING OUT OF (a) THE MAKING OF ANY LOAN HEREUNDER, THE EXECUTION AND DELIVERY OF THIS AGREEMENT AND THE NOTES AND THE CONSUMMATION OF THE TRANS ACTIONS CONTEMPLATED THEREBY AND THE EXERCISE OF ANY OF THE BANKS' RIGHTS UNDER THIS AGREEMENT AND THE NOTES OR OTHERWISE, INCLUDING, WITHOUT LIMITATION, DAMAGES, COSTS, AND EXPENSES INCURRED BY ANY OF THE INDEMNIFIED PARTIES IN INVESTIGATING, PREPARING FOR, DEFENDING AGAINST, OR PROVIDING EVIDENCE, PRO DUCING DOCUMENTS, OR TAKING ANY OTHER ACTION IN RESPECT OF ANY COMMENCED OR

--------------------------------------------------------------------------------

           THREATENED LITIGATION UNDER ANY FEDERAL SECURITIES LAW OR ANY SIMILAR LAW OF ANY JURISDICTION OR AT COMMON LAW OR (b) ANY AND ALL CLAIMS OR PROCEEDINGS (WHETHER BROUGHT BY A PRIVATE PARTY, GOVERNMENTAL AUTHORITY OR OTHERWISE) FOR BODILY INJURY, PROPERTY DAMAGE, ABATEMENT, REMEDIATION, ENVIRONMENTAL DAMAGE, OR IMPAIRMENT OR ANY OTHER INJURY OR DAMAGE RESULTING FROM OR RELATING TO THE RELEASE OF ANY HAZARDOUS MATERIALS LOCATED UPON, MIGRATING INTO, FROM, OR THROUGH OR OTHERWISE RELATING TO ANY PROPERTY OWNED OR LEASED BY THE BORROWER OR ANY SUBSIDIARY (WHETHER OR NOT THE RELEASE OF SUCH HAZARD OUS MATERIALS WAS CAUSED BY THE BORROWER, ANY SUBSIDIARY, A TENANT, OR SUB TENANT OF THE BORROWER OR ANY SUBSIDIARY, A PRIOR OWNER, A TENANT, OR SUBTENANT OF ANY PRIOR OWNER OR ANY OTHER PARTY AND WHETHER OR NOT THE ALLEGED LIABILITY IS ATTRIBUTABLE TO THE HANDLING, STORAGE, GENERATION, TRANS PORTATION, OR DISPOSAL OF ANY HAZARDOUS MATERIALS OR THE MERE PRESENCE OF ANY HAZARDOUS MATERIALS ON SUCH PROPERTY; PROVIDED THAT THE BORROWER SHALL NOT BE LIABLE TO THE INDEMNIFIED PARTIES WHERE THE RELEASE OF SUCH HAZARDOUS MATERIALS OCCURS AT ANY TIME AT WHICH THE BORROWER OR ANY SUBSIDIARY CEASES TO OWN OR LEASE SUCH PROPERTY); AND PROVIDED FURTHER THAT NO INDEMNIFIED PARTY SHALL BE ENTITLED TO THE BENEFITS OF THIS SECTION 12.16 TO THE EXTENT ITS OWN GROSS NEGLIGENCE OR WILLFUL MISCONDUCT CONTRIBUTED TO ITS LOSS; AND PROVIDED FURTHER THAT IT IS THE INTENTION OF THE BORROWER TO INDEMNIFY THE INDEMNIFIED PARTIES AGAINST THE CONSEQUENCES OF THEIR OWN NEGLIGENCE. THIS AGREEMENT IS INTENDED TO PROTECT AND INDEMNIFY THE INDEMNIFIED PARTIES AGAINST ALL RISKS HEREBY ASSUMED BY THE BORROWER. FOR PURPOSES OF THE FOREGOING SECTION 12.16, THE PHRASE "CONSUMMATION OF THE TRANSACTIONS CONTEMPLATED THEREBY" SET FORTH IN SUBPARAGRAPH (a) ABOVE SHALL INCLUDE, BUT NOT BE LIMITED TO, THE FINANCING OF ANY CORPORATE TAKEOVER PERMITTED HEREUNDER AND THE BORROWER'S USE OF THE LOAN PROCEEDS FOR THE PURPOSE OF ACQUIRING ANY EQUITY INTERESTS DESCRIBED IN SUBPARAGRAPH (ii) OF THE DEFINITION OF "QUALIFYING ASSETS" SET FORTH IN THIS AGREEMENT (AS AMENDED). THE OBLIGATIONS OF THE BORROWER UNDER THIS SECTION 12.16 SHALL SURVIVE ANY TERMINATION OF THIS AGREEMENT AND THE REPAY MENT OF THE NOTES.

     12.17 Payments Set Aside. To the extent that the Borrower makes a payment or payments to the Agent or any Bank or the Agent or any Bank exercises its right of set off, and such payment or payments or the proceeds of such set off or any part thereof are subsequently invalidated, declared to be fraudulent or preferential, set aside and/or required to be repaid to a trustee, receiver or any other Person under any Debtor Law or equitable cause, then, to the extent of such recovery, the obligation or part thereof originally intended to be satisfied, and all rights and remedies therefor, shall be revived and shall continue in full force and effect as if such payment had not been made or set off had not occurred.

     12.18 Loan Agreement Controls. If there are any conflicts or inconsistencies among this Agreement and any other document executed in connection with the transactions connected herewith, the provisions of this Agreement shall prevail and control.

     12.19 Obligations Several. The obligations of each Bank under this Agreement and the Note to which it is a party are several, and no Bank shall be responsible for any obligation or Commitment of any other Bank under this Agreement and the Note to which it is a party. Nothing contained in this Agreement or the Note to which it is a party, and no action taken by any Bank pursuant thereto, shall be deemed to constitute the Banks to be a partnership, an association, a joint venture, or any other kind of entity.

     12.20 Pro Rata Treatment. All Loans under, and all payments and other amounts received in connection with this Agreement (including, without limitation, amounts received as a result of the exercise by any Bank of any right of set off) shall be effectively shared by the Banks ratably in accordance with the respective Pro Rata Percentages of the Banks. If any Bank shall obtain any payment (whether voluntary, involuntary, through the exercise of any right of set off, or otherwise) on account of the principal of, or interest on, or

--------------------------------------------------------------------------------
           fees in respect of, any Note held by it (other than pursuant to Section 2.3(d)) in excess of its Pro Rata Percentage of payments on account of similar Notes obtained by all the Banks, such Bank shall forthwith purchase from the other Banks such participations in the Notes or Loans made by them as shall be necessary to cause such purchasing Bank to share the excess payment ratably with each of them; provided, however, that if all or any portion of such excess payment is thereafter recovered from such purchasing Bank, such purchase from each Bank shall be rescinded and such Bank shall repay to the purchasing Bank the purchase price to the extent of such recovery together with an amount equal to such Bank's ratable share (according to the proportion of (a) the amount of such Bank's required repayment to (b) the total amount so recovered from the purchasing Bank) of any interest or other amount paid or payable by the purchasing Bank in respect of the total amount so recovered. Disproportionate payments of interest shall be shared by the purchase of separate participations in unpaid interest obligations, disproportionate payments of fees shall be shared by the purchase of separate participations in unpaid fee obligations, and disproportionate payments of principal shall be shared by the purchase of separate participations in unpaid principal obligations. The Borrower agrees that any Bank so purchasing a participation from another Bank pursuant to this Section 12.20 may, to the fullest extent permitted by law, exercise all its rights of payment (including the right of set-off) with respect to such participation as fully as if such Bank were the direct creditor of the Borrower in the amount of such participation. Notwithstanding the foregoing, a Bank may receive and retain an amount in excess of its Pro Rata Percentage to the extent but only to the extent, that such excess results from such Bank's Highest Lawful Rate exceeding another Bank's Highest Lawful Rate.

     12.21 No Rights, Duties or Obligations of Co-Syndication Agent or Co-Documentation Agent. The Borrower, the Agent and each Bank acknowledge and agree that except for the rights, powers, obligations and liabilities under this Agreement and the other Loan Documents as a Bank, Bank One, NA and Fleet National Bank, as Co-Syndication Agents, and First Union National Bank, as a Co-Documentation Agents, shall have no additional rights, powers, obligations or liabilities under this Agreement or any other Loan Documents in their capacities as Co-Syndication Agents or as a Co-Documentation Agent, respectively. The Mizuho Financial Group shall have no rights, powers, obligations or liabilities under this Agreement or any other Loan Documents in its capacity as a Co-Documentation Agent.

     12.22 Final Agreement. THIS WRITTEN AGREEMENT REPRESENTS THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENT'S OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.

     12.23 WAIVER OF JURY TRIAL. EACH PARTY HERETO HEREBY WAIVES, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ANY RIGHT IT MAY HAVE TO A TRIAL BY JURY IN ANY LEGAL PROCEEDING DIRECTLY OR INDIRECTLY ARISING OUT OF OR RELATING TO THIS AGREEMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY (WHETHER BASED ON CONTRACT, TORT OR ANY OTHER THEORY). EACH PARTY HERETO (A) CERTIFIES THAT NO REPRESENTATIVE, AGENT OR ATTORNEY OF ANY OTHER PARTY HAS REPRESENTED, EXPRESSLY OR OTHER WISE, THAT SUCH OTHER PARTY WOULD NOT, IN THE EVENT OF LITIGATION, SEEK TO ENFORCE THE FOREGOING WAIVER AND (B) ACKNOWLEDGES THAT IT AND THE OTHER PARTIES HERETO HAVE BEEN INDUCED TO ENTER INTO THIS AGREEMENT BY, AMONG OTHER THINGS, THE MUTUAL WAIVERS AND CERTIFICATIONS IN THIS SECTION.


--------------------------------------------------------------------------------

IN WITNESS WHEREOF, the parties hereto, by their respective officers thereunto duly authorized, have executed this Agreement on the dates set forth below to be effective as of May 29, 2001.


                              SOUTHERN UNION COMPANY

                              By:
                                 -----------------------------------------------
                              Name:
                                 -----------------------------------------------
                              Title:
                                 -----------------------------------------------



Commitment:                   THE CHASE MANHATTAN BANK,
$12,800,000                   for itself and as Agent for the Banks

                              By:
                                 -----------------------------------------------
                              Name:
                                 -----------------------------------------------
                              Title:
                                 -----------------------------------------------




Commitment        :           BANK ONE, NA
$12,800,000

                              By:
                                 -----------------------------------------------
                              Name:
                                 -----------------------------------------------
                              Title:
                                 -----------------------------------------------

                              Address for Notices:

                              Bank One, NA
                              1 Bank One Plaza, Suite IL1-0363
                              Chicago, Illinois  60670
                              Attention:  Ken Fecko
                              Fax No.:  (312) 732-3055



Commitment:                   FIRST UNION NATIONAL BANK
$12,800,000

                              By:
                                 -----------------------------------------------
                              Name:
                                 -----------------------------------------------
                              Title:
                                 -----------------------------------------------

                              Address for Notices:

                              First Union National Bank
                              301 S. College Street
                              Charlotte, North Carolina  28288-0735
                              Attention:  Mitch Wilson
                              Fax No.:  (704) 383-7611




--------------------------------------------------------------------------------

Commitment:                   FLEET NATIONAL BANK
$12,800,000


                              By:
                                 -----------------------------------------------
                              Name:
                                 -----------------------------------------------
                              Title:
                                 -----------------------------------------------

                              Address for Notices:

                              Fleet National Bank
                              100 Federal Street
                              Boston, Massachusetts  02110
                              Attention:  Stephen Hoffman
                              Fax No.:  (617) 434-3652



Commitment:                   THE FUJI BANK, LIMITED
$9,120,000


                              By:
                                 -----------------------------------------------
                              Name:
                                 -----------------------------------------------
                              Title:
                                 -----------------------------------------------

                              Address for Notices:

                              The Fuji Bank, Limited
                              1221 McKinney Street, Suite 4100
                              Houston, Texas  77010
                              Attention:  Kim Wood
                              Fax No.:  (713) 759-0048

                              Separate Domestic and Eurodollar Lending Office:

                              The Fuji Bank, Limited
                              Two World Trade Center, 79th Floor
                              New York, New York 10048-0042





--------------------------------------------------------------------------------

Commitment:                   THE INDUSTRIAL BANK OF JAPAN
$3,680,000                    TRUST COMPANY


                              By:
                                 -----------------------------------------------
                              Name:
                                 -----------------------------------------------
                              Title:
                                 -----------------------------------------------

                              Address for Notices:

                              The Industrial Bank of Japan Trust Company
                              Three Allen Center, Suite 3030
                              333 Clay Street
                              Houston, Texas  77002
                              Attention:  Lynn Williford
                              Fax No.:  (713) 651-9209

                              Separate Domestic and Eurodollar Lending Office:

                              The Industrial Bank of Japan Trust Company
                              1251 Avenue of the Americas
                              New York, New  York  10020



Commitment:                   CREDIT LYONNAIS NEW YORK BRANCH
$10,000,000


                              By:
                                 -----------------------------------------------
                              Name:
                                 -----------------------------------------------
                              Title:
                                 -----------------------------------------------

                              Address for Notices:

                              Credit Lyonnais New York Branch
                              1000 Louisiana, Suite 5360
                              Houston, Texas  77002
                              Attention:  Darrell Stanley
                              Fax No.:  (713) 751-0307

                              Separate Domestic and Eurodollar Lending Office:

                              Credit Lyonnais New York Branch
                              1301 Avenue of the Americas
                              New York, New  York  10019





--------------------------------------------------------------------------------

Commitment:                   THE BANK OF TOKYO-MITSUBISHI, LTD.
$9,200,000


                              By:
                                 -----------------------------------------------
                              Name:
                                 -----------------------------------------------
                              Title:
                                 -----------------------------------------------

                              Address for Notices:

                              The Bank of Tokyo-Mitsubishi, Ltd.
                              1100 Louisiana Street, Suite 2800
                              Houston, Texas  77002
                              Attention:  Iris Munoz
                              Fax No.:  (713) 655-3855



Commitment:                   FIRSTAR BANK, N.A.
$9,200,000


                              By:
                                 -----------------------------------------------
                              Name:
                                 -----------------------------------------------
                              Title:
                                 -----------------------------------------------

                              Address for Notices:

                              Firstar Bank, N.A.
                              One Firstar Plaza, 12th Floor
                              St. Louis, Missouri  63101
                              Attention:  Greg Dryden
                              Fax No.:  (314) 418-2203



Commitment:                    NATIONAL AUSTRALIA BANK LIMITED,
$9,200,000                     A.C.N. 004044937


                              By:
                                 -----------------------------------------------
                              Name:
                                 -----------------------------------------------
                              Title:
                                 -----------------------------------------------

                              Address for Notices:

                              National Australia Bank Limited
                              200 Park Avenue, 34th Floor
                              New York, New York  10166
                              Attention:  Frank Campiglia
                              Fax No.:  (212) 983-1969





--------------------------------------------------------------------------------

Commitment:                   THE NORINCHUKIN BANK,
$9,200,000                    NEW YORK BRANCH


                              By:
                                 -----------------------------------------------
                              Name:
                                 -----------------------------------------------
                              Title:
                                 -----------------------------------------------

                              Address for Notices:

                              The Norinchukin Bank, New York Branch
                              245 Park Avenue, 29th Floor
                              New York, New York  10167
                              Attention:  Keisuke Ishii
                              Fax No.:  (212) 697-5754




Commitment:                   CITIZENS BANK OF RHODE ISLAND
$7,600,000


                              By:
                                 -----------------------------------------------
                              Name:
                                 -----------------------------------------------
                              Title:
                                 -----------------------------------------------

                              Address for Notices:

                              Citizens Bank of Rhode Island
                              One Citizens Plaza, Mail Stop 0480
                              Providence, Rhode Island  02903
                              Attention:  Marian L. Barrette
                              Fax No.:  (401) 455-5404



Commitment:                   WESTDEUTSCHE LANDESBANK
$7,600,000                    GIROZENTRALE, NEW YORK BRANCH


                              By:
                                 -----------------------------------------------
                              Name:
                                 -----------------------------------------------
                              Title:
                                 -----------------------------------------------

                              Address for Notices:

                              Westdeutsche Landesbank Girozentrale,
                              New York Branch
                              1211 Avenues of the Americas
                              New York, New York  10036
                              Attention:  Anthony Alessandro
                              Fax No.:  (212) 852-6148



--------------------------------------------------------------------------------

Commitment:                   KBC BANK N.V.
$6,000,000


                              By:
                                 -----------------------------------------------
                              Name:
                                 -----------------------------------------------
                              Title:
                                 -----------------------------------------------

                              Address for Notices:

                              KBC Bank N.V.
                              Atlantic Representative Office
                              245 Peachtree Center Avenue, Suite 2550
                              Atlanta, Georgia  30303
                              Attention:  Filip Ferrante
                              Fax No.:  (404) 584-5466

                              Separate Domestic and Eurodollar Lending Office:

                              KBC Bank N.V.
                              New York Branch
                              125 West 55th Street
                              New York, New York  10019



Commitment:                   UMB BANK, N.A.
$6,000,000


                              By:
                                 -----------------------------------------------
                              Name:
                                 -----------------------------------------------
                              Title:
                                 -----------------------------------------------

                              Address for Notices:

                              UMB Bank, N.A.
                              1010 Grand Boulevard
                              Kansas City, Missouri  64106
                              Attention:  David Proffitt
                              Fax No.:  (816) 860-7143



Commitment:                   SUNTRUST BANK
$6,000,000


                              By:
                                 -----------------------------------------------
                              Name:
                                 -----------------------------------------------
                              Title:
                                 -----------------------------------------------

                              Address for Notices:

                              SunTrust Bank
                              303 Peachtree Street NE, 3rd Floor, M.C. 1929 Atlanta, Georgia 30308
                              Attention:  Linda Stanley
                              Fax No.:  (404) 827-6270


--------------------------------------------------------------------------------

Commitment:                   WELLS FARGO BANK TEXAS,
$6,000,000                    NATIONAL ASSOCIATION


                              By:
                                 -----------------------------------------------
                              Name:
                                 -----------------------------------------------
                              Title:
                                 -----------------------------------------------

                              Address for Notices:

                              Wells Fargo Bank Texas, National Association
                              1000 Louisiana, 3rd Floor - Energy Department Houston, Texas 77002
                              Attention:  Alan Smith
                              Fax No.:  (713) 739-1087

                              Separate Domestic and Eurodollar Lending Office:

                              Wells Fargo Bank Loan Center
                              1740 Broadway
                              Denver, Colorado 80274




--------------------------------------------------------------------------------

                                    EXHIBIT A

                                 REVOLVING NOTE
                          (Short-Term Credit Facility)



$___________                                                 ____________, 200__

FOR VALUE RECEIVED, the undersigned, SOUTHERN UNION COMPANY, a corporation organized under the laws of Delaware (the "Borrower"), HEREBY PROMISES TO PAY to the order of (the "Bank"), on or before _______________________ (the "Maturity Date"), the principal sum of ________________ Million and No/ 100ths Dollars ($_,000,000.00) in accordance with the terms and provisions of that certain Second Amended and Restated Revolving Credit Agreement (Short-Term Credit Facility) dated May 29, 2001, by and among the Borrower, the Bank, the other banks named on the signature pages thereof, and THE CHASE MANHATTAN BANK, as Agent (the "Credit Agreement"). Capitalized terms used herein and not otherwise defined shall have the meanings ascribed to such terms in the Credit Agreement.

The outstanding principal balance of this Revolving Note shall be payable at the Maturity Date. The Borrower promises to pay interest on the unpaid principal balance of this Revolving Note from the date of any Loan evidenced by this Revolving Note until the principal balance thereof is paid in full. Interest shall accrue on the outstanding principal balance of this Revolving Note from and including the date of any Loan evidenced by this Revolving Note to but not including the Maturity Date at the rate or rates, and shall be due and payable on the dates, set forth in the Credit Agreement. Any amount not paid when due with respect to principal (whether at stated maturity, by acceleration or otherwise), costs or expenses, or, to the extent permitted by applicable law, interest, shall bear interest from the date when due to and excluding the date the same is paid in full, payable on demand, at the rate provided for in Section 2.2(b) of the Credit Agreement.

Payments of principal and interest, and all amounts due with respect to costs and expenses, shall be made in lawful money of the United States of America in immediately available funds, without deduction, set off or counterclaim to the account of the Agent at the principal office of The Chase Manhattan Bank in Houston, Texas (or such other address as the Agent under the Credit Agreement may specify) not later than noon (Houston time) on the dates on which such payments shall become due pursuant to the terms and provisions set forth in the Credit Agreement.

If any payment of interest or principal herein provided for is not paid when due, then the owner or holder of this Revolving Note may at its option, by notice to the Borrower, declare the unpaid, principal balance of this Revolving Note, all accrued and unpaid interest thereon and all other amounts payable under this Revolving Note to be forthwith due and payable, whereupon this Revolving Note, all such interest and all such amounts shall become and be forthwith due and payable in full, without presentment, demand, protest, notice of intent to accelerate, notice of actual acceleration or further notice of any kind, all of which are hereby expressly waived by the Borrower.

If any payment of principal or interest on this Revolving Note shall become due on a Saturday, Sunday, or public holiday on which the Agent is not open for business, such payment shall be made on the next succeeding Business Day and such extension of time shall in such case be included in computing interest in connection with such payment.

In addition to all principal and accrued interest on this Revolving Note, the Borrower agrees to pay (a) all reasonable costs and expenses incurred by the Agent and all owners and holders of this Revolving Note in collecting this Revolving Note through any probate, reorganization bankruptcy or any other proceeding and (b) reasonable attorneys' fees when and if this Revolving Note is placed in the hands of an attorney for collection after default.

All agreements between the Borrower and the Bank, whether now existing or hereafter arising and whether written or oral, are hereby expressly limited so that in no contingency or event whatsoever, whether by reason of demand being made on this Revolving Note or otherwise, shall the amount paid, or agreed to be paid, to the Bank for the use, forbearance, or detention of the money to be loaned under the Credit Agreement and evidenced by this Revolving Note or otherwise or for the payment or performance of any covenant or obligation contained in the Credit Agreement or this Revolving Note exceed the amount permissible at Highest Lawful Rate. If as a result of any circumstances whatsoever, fulfillment of any provision hereof or of the Credit Agreement at the time performance of such provision

--------------------------------------------------------------------------------
shall be due, shall involve transcending the limit of validity prescribed by applicable usury law, then, ipso facto, the obligation to be fulfilled shall be reduced to the limit of such validity, and if from any such circumstance, the Bank shall ever receive interest or anything which might be deemed interest under applicable law which would exceed the amount permissible at the Highest Lawful Rate, such amount which would be excessive interest shall be applied to the reduction of the principal amount owing on account of this Revolving Note or the amounts owing on other obligations of the Borrower to the Bank under the Credit Agreement and not to the payment of interest, or if such excessive interest exceeds the unpaid principal balance of this Revolving Note and the amounts owing on other obligations of the Borrower to the Bank under the Credit Agreement, as the case may be, such excess shall be refunded to the Borrower. In determining whether or not the interest paid or payable under any specific contingencies exceeds the Highest Lawful Rate, the Borrower and the Bank shall, to the maximum extent permitted under applicable law, (a) characterize any nonprincipal payment as an expense, fee or premium rather than as interest; (b) exclude voluntary prepayments and the effects thereof, and (c) amortize, prorate, allocate and spread in equal parts during the period of the full stated term of this Revolving Note, all interest at any time contracted for, charged, received or reserved in connection with the indebtedness evidenced by this Revolving Note.

This Revolving Note is one of the Notes provided for in, and is entitled to the benefits of, the Credit Agreement, which Credit Agreement, among other things, contains provisions for acceleration of the maturity hereof upon the happening of certain stated events, for prepayments on account of principal hereof prior to the maturity hereof upon the terms and conditions and with the effect therein specified, and provisions to the effect that no provision of the Credit Agreement or this Revolving Note shall require the payment or permit the collection of interest in excess of the Highest Lawful Rate. It is contemplated that by reason of prepayments or repayments hereon prior to the Maturity Date, there may be times when no indebtedness is owing hereunder prior to such date; but notwithstanding such occurrence this Revolving Note shall remain valid and shall be in full force and effect as to Loans made pursuant to the Credit Agreement subsequent to each such occurrence.

Except as otherwise specifically provided for in the Credit Agreement, the Borrower and any and all endorsers, guarantors and sureties severally waive grace, demand, presentment for payment, notice of dishonor or default, protest, notice of protest, notice of intent to accelerate, notice of acceleration and diligence in collecting and bringing of suit against any party hereto, and agree to all renewals, extensions or partial payments hereon and to any release or substitution of security hereof, in whole or in part, with or without notice, before or after maturity.

THIS REVOLVING NOTE SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF TEXAS AND APPLICABLE FEDERAL LAW.

IN WITNESS WHEREOF, the Borrower has caused this Revolving Note to be executed and delivered by its officer thereunto duly authorized effective as of the date first above written.

                              SOUTHERN UNION COMPANY



                              By:
                                 -----------------------------------------------
                              Name:
                                 -----------------------------------------------
                              Title:
                                 -----------------------------------------------



--------------------------------------------------------------------------------

                                    EXHIBIT B

                               NOTICE OF BORROWING
                          (Short-Term Credit Facility)



The undersigned hereby certifies that s/he is an officer of SOUTHERN UNION COMPANY, a corporation organized under the laws of Delaware (the "Borrower"), authorized to execute this Notice of Borrowing on behalf of the Borrower. With reference to that certain Second Amended and Restated Revolving Credit Agreement (Short-Term Credit Facility) dated May 29, 2001 (as same may be amended, modified, increased, supplemented and/or restated from time to time, the "Credit Agreement") entered into by and between the Borrower, THE CHASE MANHATTAN BANK, as Agent, and the Banks identified therein, the undersigned further certifies, represents and warrants to Banks on behalf of the Borrower that to his best knowledge and belief after reasonable and due investigation and review, all of the following statements are true and correct (each capitalized term used herein having the same meaning given to it in the Credit Agreement unless otherwise specified):

(a) Borrower requests that the Banks advance to the Borrower the aggregate sum of $__________by no later than ____________, 200__ (the "Borrowing Date").
     Immediately following such Loan, the aggregate outstanding balance of Loans shall equal $__________. Borrower requests that the Loans bear interest as follows:

     (i) The principal amount of the Loans, if any, which shall bear interest at the Alternate Base Rate requested to be made by the Banks is $________. The initial Rate Period for such Loans shall be 90 days.

     (ii) The principal amount of the Loans, if any, which shall bear interest at the Eurodollar Rate for which the Rate Period shall be fifteen days requested to be made by the Banks is $________________.

     (iii) The principal amount of the Loans, if any, which shall bear interest at the Eurodollar Rate for which the Rate Period shall be one month requested to be made by the Banks is $__________.

     (iv) The principal amount of the Loans, if any, which shall bear interest at the Eurodollar Rate for which the Rate Period shall be two months requested to be made by the Banks is $_________.

     (v) The principal amount of the Revolving Loans, if any, which shall bear interest at the Eurodollar Rate for which the Rate Period shall be three months requested to be made by the Banks is $_________.

     (vi) The principal amount of the Revolving Loans, if any, which shall bear interest at the Eurodollar Rate for which the Rate Period shall be six months requested to be made by the Banks is $__________.

(b) The proceeds of the borrowing shall be deposited into Borrower's demand deposit account at The Chase Manhattan Bank more fully described as follows:

     Account No. 09916100522, styled Southern Union Company.

(c) Of the aggregate sum to be advanced, $_____________ will be advanced to provide working capital pursuant to Section 5.1(a) of the Credit Agreement and $__________will be advanced for the purposes set forth in Section 5.1(b) of the Credit Agreement; and $__________ will be advanced for the purposes set forth in Section 5.1(c) of the Credit Agreement; and $___________ will be advanced for the purposes of replacing Loans currently outstanding under the Credit Agreement.

(d) The Expiration Date of each Rate Period specified in (a) above shall be the last day of such Rate Period.

(e) As of the date hereof, and as a result of the making of the requested Loans, there does not and will not exist any Default or Event of Default.


--------------------------------------------------------------------------------

(f) The representations and warranties contained in Section 6 of the Credit Agreement are true and correct in all material respects as of the date hereof and shall be true and correct upon the making of the requested Loan, with the same force and effect as though made on and as of the date hereof and thereof.

(g) No change that would cause a material adverse effect on the business, operations or condition (financial or otherwise) of the Borrower has occurred since the date of the most recent financial statements provided to the Banks dated as of , 200 .

EXECUTED AND DELIVERED this _____ day of _______________, 200__.


                              SOUTHERN UNION COMPANY




                              By:
                                 -----------------------------------------------
                              Name:
                                 -----------------------------------------------
                              Title:
                                 -----------------------------------------------




--------------------------------------------------------------------------------

                                    EXHIBIT C

                            ASSIGNMENT AND ACCEPTANCE



                      [NAME AND ADDRESS OF ASSIGNING BANK]



                                                          _______________, 200__




------------------------
------------------------
------------------------
------------------------


Re: Southern Union Company Amended and Restated Revolving Credit Agreement (Short-Term Credit Facility)

Ladies and Gentlemen:

We have entered into a Second Amended and Restated Revolving Credit Agreement (Short-Term Credit Facility) dated as of May 29, 2001 (the "Credit Agreement"), among certain banks (including us), The Chase Manhattan Bank, which has been succeeded through merger by The Chase Manhattan Bank (the "Agent") and Southern Union Company (the "Company"). Capitalized terms used herein and not otherwise defined shall have the meanings ascribed to such terms in the Credit Agreement.

Each reference to the Credit Agreement, the Notes, or any other document evidencing or governing the Loans (all such documents collectively, the "Financing Documents") includes each such document as amended, modified, extended or replaced from time to time. All times are Houston times.

1. ASSIGNMENT. We hereby sell you and assign to you without recourse, and you hereby unconditionally and irrevocably acquire for your own account and risk, a percent ( %) undivided interest ("your assigned share") in each of the following (the "Assigned Obligations"):

     a.    our Note;

     b. all Loans and interest thereon as provided in Section 2 of the Credit Agreement [,except that interest shall accrue on your assigned share in the principal of Alternate Base Rate Loans and Eurodollar Rate Loans at an annual rate equal to the rate provided in the Credit Agreement minus _____%]; and

     c. commitment fees payable pursuant to Section 4 of the Credit Agreement[, except that your assigned share in such fees shall be at an annual rate equal to the rate provided in the Credit Agreement minus ____%].

2,   MATERIALS PROVIDED ASSIGNEE

     a. We will promptly request that the Company issue new Notes to us and to you in substitution for our Note to reflect the assignment set forth herein. Upon issuance of such substitute Notes, (i) you will become a Bank under the Credit Agreement, (ii) you will assume our obligations under the Credit Agreement to the extent of your assigned share, and (iii) the Company will release us from our obligations under the Credit Agreement to the extent, but only to the extent, of your assigned share. The Company consents to such release by signing this Agreement where indicated below. As a Bank, you will be entitled to the benefits and subject to the obligations of a "Bank", as set forth in the Credit Agreement, and your rights and liabilities with respect to the other Banks and the Agent will be governed by the Credit Agreement, including without limitation Section 11 thereof.

--------------------------------------------------------------------------------

     b. We have furnished you copies of the Credit Agreement, our Note and each other Financing Document you have requested. We do not represent or warrant (i) the priority, legality, validity, binding effect or enforceability of any Financing Document or any security interest created thereunder, (ii) the truthfulness and accuracy of any representation contained in any Financing Document, (iii) the filing or recording of any Financing Document necessary to perfect any security interest created thereunder, (iv) the financial condition of the Company or any other Person obligated under any Financing Document, any financial or other information, certificate, receipt or other document furnished or to be furnished under any Financing Document or (v) any other matter not specifically set forth herein having any relation to any Financing Document, your interest in one Note, the Company or any other Person. You represent to us that you are able to make, and have made, your own independent investigation and determination of the foregoing matters, including, without limitation, the credit worthiness of the Company and the structure of the transaction.

3. GOVERNING LAW; JURISDICTION. This Agreement shall be governed by, and construed in accordance with, the laws of the State of Texas. You irrevocably submit to the jurisdiction of any State or Federal court sitting in Austin, Texas in any suit, action or proceeding arising out of or relating to this Agreement and irrevocably waive any objection you may have to this laying of venue of any such suit, action or proceeding brought in any such court and any claim that any such suit, action or proceeding has been brought in an inconvenient forum. We may serve process in any manner permitted by law and may bring proceedings against you in any other jurisdiction.

4. NOTICES. All notices and other communications given hereunder to a party shall be given in writing (including bank wire, telecopy, telex or similar writing) at such party's address set forth on the signature pages hereof or such other address as such party may hereafter specify by notice to the other party. Notice may also be given by telephone to the Person, or any other officer in the office, listed on the signature pages hereof if confirmed promptly by telex or telecopy. Notices shall be effective immediately, if given by telephone; upon transmission, if given by bank wire, telecopy or telex; five days after deposit in the mails, if mailed; and when delivered, if given by other means.

5. AUTHORITY. Each of us represents and warrants that the execution and delivery of this Agreement have been validly authorized by all necessary corporate action and that this Agreement constitutes a valid and legally binding obligation enforceable against it in accordance with its terms.

6. COUNTERPARTS. This Agreement may be executed in one or more counterparts, and by each party on separate counterparts, each of which shall be an original but all of which taken together shall be but one instrument.

7. AMENDMENTS. No amendment modification or waiver of any provision of this Agreement shall be effective unless in writing and signed by the party against whom enforcement is sought.



--------------------------------------------------------------------------------

If the foregoing correctly sets forth our agreement, please so indicate by signing the enclosed copy of this Agreement and returning it to us.

                              Very truly yours,


                              --------------------------------------------------


                              By:
                                 -----------------------------------------------
                              Name:
                                 -----------------------------------------------
                              Title:
                                 -----------------------------------------------

                              [Street Address]:
                                 -----------------------------------------------
                              [City, State, Zip Code]:
                                 -----------------------------------------------
                              Telephone:
                                 -----------------------------------------------
                              Telecopy:
                                 -----------------------------------------------


AGREED AND ACCEPTED:


-------------------------------

By:
    --------------------------------
Name:
    --------------------------------
Title:
    --------------------------------
    --------------------------------


Attention:
    --------------------------------
Telephone:
    --------------------------------
Telecopy:
    --------------------------------
Account for Payments:
    --------------------------------


ASSIGNMENT APPROVED PURSUANT TO SECTION 12.13 OF THE CREDIT AGREEMENT AND RELEASE APPROVED IN SECTION 2 OF THIS AGREEMENT:

SOUTHERN UNION COMPANY                     THE CHASE MANHATTAN BANK, AGENT

By:                                        By:
   -------------------------------------      ----------------------------------
Name:                                      Name:
   -------------------------------------      ----------------------------------
Title:                                     Title:
   -------------------------------------      ----------------------------------




--------------------------------------------------------------------------------