Form 10-Q
period 2001-09-30
SOUTHERN UNION CO
filed 2001-11-14
CIK 203248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q



                         For the quarterly period ended

                               September 30, 2001


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X    No
                                           -----     -------

The number of shares of the registrant's Common Stock outstanding on November 5, 2001 was 52,145,009.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                                    FORM 10-Q
                               September 30, 2001
                                      Index




PART I.  FINANCIAL INFORMATION                                           Page(s)
                                                                         -------

     Item 1.  Financial Statements

              Consolidated statements of operations - three and
                twelve months ended September 30, 2001 and 2000            2-3

              Consolidated balance sheet - September 30, 2001 and
                2000 and June 30, 2001                                     4-5

              Consolidated statement of stockholders' equity -
                three months ended September 30, 2001 and twelve
                months ended June 30, 2001                                  6

              Consolidated statements of cash flows - three and
                twelve months ended September 30, 2001 and 2000            7-8

              Notes to consolidated financial statements                  9-19

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       20-27

     Item 3.  Quantitative and Qualitative Disclosures about
                Market Risk                                                 27

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

                  (See "COMMITMENTS and CONTINGENCIES" under
                     Notes to Consolidated Financial Statements)          16-19

     Item 6.  Exhibits and Reports on Form 8-K

                  Reports on Form 8-K

                         Date
                         Filed                  Description of Filing
                      ----------    --------------------------------------------

                      07/17/01      Announcement of "Cash-Flow Improvement Plan"
                                      to increase annualized pre-tax cash flow from operations by at least $50 million by the end of fiscal year 2002.

                      08/09/01      Announcement of operating performance for
                                      the quarter and year ended June 30, 2001 and 2000 and filing, under Item 9, summary statements of income of the Company for the quarter and year ended June 30, 2001 and 2000 (unaudited) and notes thereto.


--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                Three Months Ended September 30,
                                                    2001               2000
                                                ------------       ------------
                                                 (thousands of dollars, except
                                                 shares and per share amounts)

Operating revenues..........................    $    173,969       $    144,468
Cost of gas and other energy................         (92,987)           (84,533)
Revenue-related taxes.......................          (6,032)            (5,079)
                                                ------------       ------------
   Operating margin.........................          74,950             54,856

Operating expenses:
   Operating, maintenance and general.......          53,104             37,017
   Business restructuring charges...........          32,706               --
   Depreciation and amortization............          21,877             15,966
   Taxes, other than on income and
      revenues..............................           8,309              4,860
                                                ------------       ------------
         Total operating expenses...........         115,996             57,843
                                                ------------       ------------
         Net operating loss.................         (41,046)            (2,987)
                                                ------------       ------------

Other income (expenses):
   Interest ................................         (27,159)           (16,306)
   Dividends on preferred securities of
      subsidiary trust......................          (2,370)            (2,370)
   Other, net...............................          23,596             (5,513)
                                                ------------       ------------
         Total other expenses, net..........          (5,933)           (24,189)
                                                ------------       ------------

         Loss before income tax benefit and
            change in accounting principle..         (46,979)           (27,176)

Federal and state income tax benefit........         (16,576)           (12,600)
                                                ------------       ------------

Loss before change in accounting principle..         (30,403)           (14,576)

Change in accounting principle, net of tax..           --                   602
                                                ------------       ------------

Net loss attributable to common stock.......    $    (30,403)      $    (13,974)
                                                ============       ============

Net loss per share:
   Basic:
      Before change in accounting principle.    $       (.58)      $       (.28)
      Change in accounting principle, net
         of tax.............................           --                   .01
                                                ------------       ------------
                                                $       (.58)      $       (.27)
                                                ============       ============
   Diluted:
      Before change in accounting principle.    $       (.58)      $       (.28)
      Change in accounting principle, net
         of tax ............................           --                   .01
                                                ------------       ------------
                                                $       (.58)      $       (.27)
                                                ============       ============
Weighted average shares outstanding:
   Basic...................................       52,424,847         51,018,217
                                                ============       ============
   Diluted.................................       52,424,847         51,018,217
                                                ============       ============




                             See accompanying notes.

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                               Twelve Months Ended September 30,
                                                   2001                2000
                                               ------------        ------------
                                                (thousands of dollars, except
                                                shares and per share amounts)

Operating revenues........................     $  1,962,314        $    891,387
Cost of gas and other energy..............       (1,383,203)           (542,955)
Revenue-related taxes.....................          (69,755)            (36,010)
                                               ------------        ------------
   Operating margin.......................          509,356             312,422

Operating expenses:
   Operating, maintenance and general.....          255,639             148,342
   Business restructuring charges.........           32,706               --
   Depreciation and amortization..........           89,897              60,257
   Taxes, other than on income and
      revenues............................           33,309              18,504
                                               ------------        ------------
         Total operating expenses.........          414,551             227,103
                                               ------------        ------------
         Net operating revenues...........           94,805              85,319
                                               ------------        ------------

Other income (expenses):
   Interest ..............................         (114,372)            (59,434)
   Dividends on preferred securities of
      subsidiary trust....................           (9,480)             (9,480)
   Other, net.............................          105,928             (14,064)
                                               ------------        ------------
         Total other expenses, net........          (17,924)            (82,978)
                                               ------------        ------------

         Earnings before income taxes and
            change in accounting
            principle.....................           76,881               2,341

Federal and state income taxes............           36,025                 972
                                               ------------        ------------

Earnings before change in accounting
   principle..............................           40,856               1,369

Change in accounting principle, net of
   tax....................................           --                     602
                                               ------------        ------------

Net earnings available for common stock...     $     40,856        $      1,971
                                               ============        ============

Net earnings per share:
   Basic:
      Before change in accounting
         principle........................     $        .78        $        .03
      Change in accounting principle, net
         of tax...........................           --                    .01
                                               ------------        ------------
                                               $        .78        $        .04
                                               ============        ============
   Diluted:
      Before change in accounting
         principle........................     $        .74        $        .03
      Change in accounting principle, net
         of tax ..........................           --                     .01
                                               ------------        ------------
                                               $        .74        $        .04
                                               ============        ============

Weighted average shares outstanding:
   Basic..................................       52,427,252          49,818,381
                                               ============        ============
   Diluted................................       55,469,754          52,063,738
                                               ============        ============







                             See accompanying notes.

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS



                                              September 30,           June 30,
                                         -----------------------
                                            2001         2000           2001
                                         ----------   ----------     ----------
                                                 (thousands of dollars)

Property, plant and equipment:
   Plant in service..................    $2,201,146   $2,129,828     $2,201,975
   Construction work in progress.....        27,523       28,100         25,520
                                         ----------   ----------     ----------
                                          2,228,669    2,157,928      2,227,495
   Less accumulated depreciation and
      amortization...................      (784,713)    (732,097)      (771,170)
                                         ----------   ----------     ----------
         Net property, plant and
            equipment................     1,443,956    1,425,831      1,456,325
                                         ----------   ----------     ----------


Current assets:
   Cash and cash equivalents.........         --           2,690          1,219
   Accounts receivable, billed and
      unbilled, net..................       139,148      109,524        218,912
   Inventories, principally at
      average cost...................       173,729      119,497        106,505
   Deferred gas purchase costs.......        65,582       23,849         65,171
   Investment securities available
      for sale.......................         8,052      288,628         29,447
   Prepayments and other.............        54,895       33,480         14,778
                                         ----------   ----------     ----------

         Total current assets........       441,406      577,668        436,032

Goodwill, net........................       721,252      723,971        724,620

Deferred charges.....................       161,315      229,724        209,644

Investment securities, at cost.......        19,226        7,608         19,081

Real estate..........................         2,474       11,018          2,506

Other................................        39,267       32,348         41,872
                                         ----------   ----------     ----------













   Total.............................    $2,828,896   $3,008,168     $2,890,080
                                         ==========   ==========     ==========



                             See accompanying notes.

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      STOCKHOLDERS' EQUITY AND LIABILITIES



                                              September 30,           June 30,
                                         -----------------------
                                            2001         2000           2001
                                         ----------   ----------     ----------
                                                 (thousands of dollars)

Common stockholders' equity:
   Common stock, $1 par value;
      authorized 200,000,000 shares;
      issued 54,667,917 shares.......    $   54,668   $   51,904     $   54,553
   Premium on capital stock..........       677,206      625,455        676,324
   Less treasury stock, 1,152,036
      shares at cost.................       (18,055)     (15,554)       (15,869)
   Less common stock held in Trust...       (18,502)     (17,364)       (19,196)
   Deferred compensation plans.......         7,499          858          7,499
   Accumulated other comprehensive
      income.........................           (57)     181,257         13,443
   Retained earnings (deficit).......       (25,300      (13,974)         5,103
                                         ----------   ----------     ----------

   Total common stockholders'
      equity.........................       677,459      812,582        721,857

Company-obligated mandatorily redeem-
   able preferred securities of sub-
   sidiary trust holding solely sub-
   ordinated notes of Southern Union.       100,000      100,000        100,000

Long-term debt and capital lease
   obligation........................       842,866    1,325,105      1,329,631
                                         ----------   ----------     ----------

   Total capitalization..............     1,620,325    2,237,687      2,151,488

Current liabilities:
   Long-term debt and capital lease
      obligation due within one year.       490,470        8,004          5,913
   Notes payable.....................       193,000      135,453        190,600
   Accounts payable..................        90,025      104,451        103,623
   Federal, state and local taxes....        13,767        7,493         32,342
   Accrued interest..................        16,540       19,654         16,105
   Accrued dividends on preferred
      securities of subsidiary trust.         2,370        2,370          2,370
   Customer deposits.................        20,180       21,080         20,285
   Other.............................        63,051       67,052         67,383
                                         ----------   ----------     ----------

      Total current liabilities......       889,403      365,557        438,621
                                         ----------   ----------     ----------

Deferred credits and other ..........       126,635      141,870         96,650
Accumulated deferred income taxes....       192,533      263,054        203,291
Commitments and contingencies........         --           --             --
                                         ----------   ----------     ----------


      Total..........................    $2,828,896    $3,008,168    $2,890,080
                                         ==========    ==========    ==========



                             See accompanying notes.

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                  Accumu-
                                                   lated
            Common  Premium             Common     Other
            Stock,    on     Treasury    Stock    Compre-   Retained
            $1 Par  Capital   Stock,    Held in   hensive   Earnings/
             Value   Stock    at Cost    Trust     Income   (Deficit)   Total
            ------- -------- --------- --------- ---------- --------- ----------
                                  (thousands of dollars)

Balance
 July 1,
 2000...... $50,521 $599,835 $(15,554) $(14,522) $ 115,175  $  --     $ 735,455

 Comprehen-
  sive in-
  come:
   Net
    earn-
    ings...   --       --       --        --         --       57,285     57,285
   Unrea-
    lized
    loss in
    invest-
    ment
    secur-
    ities,
    net of
    tax
    bene-
    fit....   --       --       --        --      (96,323)     --       (96,323)
   Minimum
    pension
    liabil-
    ity ad-
    just-
    ment;
    net of
    tax....   --       --       --        --       (4,324)     --        (4,324)
   Cumula-
    tive
    effect
    of
    change
    in ac-
    count-
    ing
    prin-
    ciple,
    net of
    tax....   --       --       --        --          826      --           826
   Unrea-
    lized
    loss on
    hedging
    activi-
    ties,
    net of
    tax
    bene-
    fit....   --       --       --        --       (1,911)     --        (1,911)
                                                                      ---------
   Compre-
    hen-
    sive
    income
    (loss).                                                             (44,447)
                                                                      ---------
 Payment on
  note re-
  ceivable.   --         290    --        --        --         --           290
 Purchase
  of common
  stock
  held in
  trust....   --       --       --       (4,009)    --         --        (4,009)
 5% stock
  dividend.   2,556   49,626    --        --        --       (52,182)     --
 Benefit
  plan
  modifi-
  cation...   --       --       --        6,560     --         --         6,560
 Issuance
  of stock
  for ac-
  quisi-
  tion.....   1,371   25,930    --        --        --         --        27,301
 Exercise
  of stock
  options..     105      643     (315)      274     --         --           707
            ------- -------- --------  --------  ---------  --------  ---------
Balance
 June 30,
 2001......  54,553  676,324  (15,869)  (11,697)    13,443     5,103    721,857

 Comprehen-
  sive in-
  come:
   Net
    loss...   --       --       --        --        --       (30,907)   (30,403)
   Unrea-
    lized
    loss in
    invest-
    ment
    securi-
    ties,
    net of
    tax....   --       --       --        --      (13,907)     --       (13,907)
   Unrea-
    lized
    gain on
    hedging
    activi-
    ties,
    net of
    tax....   --       --       --        --          407      --           407
                                                                      ---------
   Compre-
    hensive
    income
    (loss).                                                             (43,903)
                                                                      ---------
  Purchase
   of trea-
   sury
   stock...   --       --      (1,698)    --        --         --        (1,698)
  Stock
   compen-
   sation
   plans...   --         327    --          372     --         --           699
  Exercise
   of stock
   options.     115      555     (488)      322     --         --           504
            ------- -------- --------  --------  ---------  --------  ---------
Balance
 Septem-
 ber 30,
 2001...... $54,668 $677,206 $(18,055) $(11,003) $     (57) $(25,300) $ 677,459
            ======= ======== ========  ========  =========  ========  =========
















                             See accompanying notes.

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                Three Months Ended September 30,
                                                    2001               2000
                                                ------------       ------------
                                                    (thousands of dollars)

Cash flows used in operating activities:
   Net loss.................................    $    (30,403)      $    (13,974)
   Adjustments to reconcile net loss to net
      cash flows used in operating
      activities:
         Depreciation and amortization......          21,877             15,966
         Deferred income taxes..............           1,476             (1,725)
         Provision for bad debts............           1,507                716
         Business restructuring charges.....          29,400              --
         Gain on sale of gas marketing
            contracts held by a subsidiary..          (4,653)             --
         Gain on settlement of interest rate
            swaps...........................         (17,166)             --
         Financial derivative trading
            (gain) losses...................            (357)             3,195
         Change in accounting principle.....           --                  (602)
         Other..............................             135                231
         Changes in operating assets and
            liabilities, net of acquisitions
            and dispositions:
               Accounts receivable, billed
                  and unbilled..............          76,833             (5,398)
               Accounts payable.............         (13,598)           (13,212)
               Taxes and other liabilities..         (18,138)            (1,056)
               Customer deposits............            (105)              (357)
               Deferred gas purchase costs..            (411)           (26,554)
               Inventories..................         (68,108)           (44,542)
               Other........................           1,068             (7,303)
                                                ------------       ------------
         Net cash flows used in operating
            activities......................         (20,643)           (94,615)
                                                ------------       ------------
Cash flows from (used in) investing
   activities:
      Additions to property, plant and
         equipment..........................         (24,390)           (21,908)
      Acquisition of operations, net of
         cash received......................           --              (406,830)
      Proceeds from sale of subsidiaries....          21,077              --
      Proceeds from sale of gas marketing
         contracts held by a subsidiary.....           4,972              --
      Proceeds from settlement of interest
         rate swaps.........................          17,166               --
      Increase (decrease) in customer
         advances............................           (581)               529
      Increase (decrease) in deferred
         charges and credits.................          2,607               (408)
      Other..................................          (135)               (222)
                                                -----------        ------------
         Net cash flows from (used in)
            investing activities.............        20,716            (428,839)
                                                -----------        ------------
Cash flows from financing activities:
   Issuance of long-term debt................         --                480,000
   Issuance cost of debt.....................          (290)             (2,538)
   Repayment of debt and capital lease
      obligation.............................        (2,208)           (114,706)
   Net borrowings under revolving credit
      facility...............................         2,400             135,450
   Purchase of treasury stock................        (1,698)              --
   Other.....................................           504                 109
                                                -----------        ------------
      Net cash flows from financing
         activities..........................        (1,292)            498,315
                                                -----------        ------------
Decrease in cash and cash equivalents........        (1,219)            (25,139)
Cash and cash equivalents at beginning of
   period....................................         1,219              27,829
                                                -----------        ------------
Cash and cash equivalents at end of period...   $     --           $      2,690
                                                ===========        ============

Supplemental disclosures of cash flow
   information:
      Cash paid during the period for:
         Interest............................   $    28,311        $     17,795
                                                ===========        ============
         Income taxes........................   $     --           $      --
                                                ===========        ============





                             See accompanying notes.

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS




                                               Twelve Months Ended September 30,
                                                   2001                2000
                                               ------------        ------------
                                                    (thousands of dollars)

Cash flows (used in) from operating
   activities:
      Net earnings.......................      $    40,856         $      1,971
      Adjustments to reconcile net
         earnings to net cash flows from
         (used in) operating activities:
            Depreciation and amortiza-
               tion.....................            92,897               60,257
            Deferred income taxes.......            30,979                  325
            Provision for bad debts.....            33,497                5,194
            Business restructuring
               charges..................            29,400                --
            Gain on sale of investment
               securities...............           (74,582)               --
            Gain on sale of subsidiary..              (707)               --
            Gain on sale of gas
               marketing contracts held
               by a subsidiary..........            (4,653)               --
            Gain on sale of real estate.           (13,532)               --
            Gain on settlement of
               interest rate swaps......           (17,166)               --
            Financial derivative
               trading losses...........             2,132                5,431
            Change in accounting
               principle................             --                    (602)
            Other.......................             2,149                1,239
            Changes in operating assets
               and liabilities, net of
               acquisitions and
               dispositions:
                  Accounts receivable,
                     billed and
                     unbilled...........           (46,944)             (18,592)
                  Accounts payable......           (15,330)              20,872
                  Taxes and other
                     liabilities........           (23,861)               4,977
                  Customer deposits.....              (899)              (3,624)
                  Deferred gas purchase
                     costs..............           (41,733)             (29,100)
                  Inventories...........           (55,111)             (33,580)
                  Other.................             1,403               (8,192)
                                               -----------         ------------
      Net cash flows (used in) from
         operating activities...........           (61,205)               6,576
                                               -----------         ------------
Cash flows used in investing activities:
   Additions to property, plant and
      equipment.........................          (126,258)            (101,936)
   Acquisition of operations, net of
      cash received.....................            (7,657)            (445,196)
   Proceeds from sale of investment
      securit...........................            85,761                --
   Proceeds from sale of real estate,
      net of closing costs..............            20,638                --
   Proceeds from sale of subsidiaries...            24,377                --
   Proceeds from settlement of interest
      rate swaps .......................            17,166                --
   Purchase of investment securities....           (12,640)             (19,588)
   Increase in customer advances........                88                1,044
   Increase (decrease) in deferred
      charges and credits...............            (8,907)                 458
   Proceeds from sale of gas marketing
      contracts.held by a subsidiary....             4,972               12,150
   Other................................             5,340               (5,233)
                                               -----------         ------------
      Net cash flows used in investing
         activities.....................             2,880             (558,301)
                                               -----------         ------------
Cash flows from financing activities:
   Issuance of long-term debt...........            55,000              780,000
   Issuance cost of debt................            (1,226)              (9,830)
   Repayment of debt and capital lease
      obligation........................           (54,772)            (253,002)
   Premium on early extinguishment of
      debt..............................             --                    (719)
   Net borrowings under revolving credit
      facility..........................            57,547               51,350
   Purchase of treasury stock...........            (1,698)             (14,425)
   Other................................               784                  445
                                               -----------         ------------
      Net cash flows from financing
         activities.....................            55,635              553,819
                                               -----------         ------------
Change in cash and cash equivalents.....            (2,690)               2,094
Cash and cash equivalents at beginning
   of period............................             2,690                  596
                                               -----------         ------------
Cash and cash equivalents at end of
   period...............................       $     --            $      2,690
                                               ===========         ============

Supplemental disclosures of cash flow
   information:
      Cash paid during the period for:
         Interest.......................       $   118,386         $     58,076
                                               ===========         ============
         Income taxes...................       $    21,052         $      4,321
                                               ===========         ============



                             See accompanying notes.

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



FINANCIAL STATEMENTS

These interim financial statements should be read in conjunction with the financial statements and notes thereto contained in Southern Union Company's (Southern Union and, together with its wholly-owned subsidiaries, the Company) Annual Report on Form 10-K for the fiscal year ended June 30, 2001. Certain prior period amounts have been reclassified to conform with the current period presentation.

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments (including both normal recurring as well as any non-recurring) necessary for a fair presentation of the results of operations for such periods. Because of the seasonal nature of the Company's operations, the results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. As further described below, the Company acquired Providence Energy Corporation and Fall River Gas Company on September 28, 2000, Valley Resources, Inc. on September 20, 2000 and Pennsylvania Enterprises, Inc. on November 4, 1999. Accordingly, the operating activities of the acquired operations are consolidated with the Company beginning on the respective acquisition dates. Thus, the results of operations of the Company for the periods subsequent to the acquisitions are not comparable to those periods prior to the acquisitions nor are the fiscal 2002 results of operations comparable with prior periods. Also, the results of operations for the three- and twelve-month periods ended September 30, 2001 are not indicative of results that would necessarily be achieved for a full year since the majority of the Company's operating margin is earned during the winter heating season.

ACQUISITIONS AND DIVESTITURES

On September 28, 2000, Southern Union completed the acquisition of Providence Energy Corporation (ProvEnergy) for approximately $270,000,000 in cash plus the assumption of approximately $90,000,000 in long-term debt. The ProvEnergy natural gas distribution operations are Providence Gas and North Attleboro Gas, which collectively serve approximately 177,000 natural gas customers. Providence Gas serves natural gas customers in Providence and Newport, Rhode Island, and 23 other cities and towns in Rhode Island. North Attleboro Gas serves customers in North Attleboro and Plainville, Massachusetts, towns adjacent to the northeastern Rhode Island border. Sub sidiaries of the Company acquired in the ProvEnergy merger include ProvEnergy Oil Enterprises, Inc. (ProvEnergy Oil), and ProvEnergy Power Company, LLC. ProvEnergy Oil, which operated a fuel oil distribution business through its subsidiary, ProvEnergy Fuels, Inc. (ProvEnergy Fuels) for residential and commercial customers in Rhode Island and Massachusetts, was sold for $15,776,000 in August 2001. No gain or loss was recognized on this transaction. ProvEnergy Power Company owns 50% of Capital Center Energy Company, LLC., a joint venture formed between ProvEnergy and ERI Services, Inc. to provide retail power.

On September 28, 2000, Southern Union completed the acquisition of Fall River Gas Company (Fall River Gas) for 1,370,629 shares (before adjustment for any subsequent stock dividend) of Southern Union common stock and approximately $27,000,000 in cash plus assumption of approximately $20,000,000 in long-term debt. Fall River Gas serves approximately 49,000 customers in the city of Fall River and the towns of Somerset, Swansea and Westport, all located in southeastern Massachusetts. Also acquired in the Fall River Gas merger was Fall River Gas Appliance Company, Inc., which rents water heaters and conversion burners (primarily for residential use) in Fall River Gas' service area.

On September 20, 2000, Southern Union completed the acquisition of Valley Resources, Inc. (Valley Resources) for approximately $125,000,000 in cash plus the assumption of approximately $30,000,000 in long-term debt. Valley Resources natural gas distribution operations are Valley Gas Company and Bristol and Warren Gas Company, which collectively serve approximately 66,000 natural gas customers. Valley Resources' three non-utility subsidiaries acquired in the merger include Valley Appliance and Merchandising Company (VAMCO), Valley Propane, Inc. (Valley Propane) and Morris Merchants, Inc. (Morris Merchants). VAMCO merchandises and rents natural gas burning appliances, offers appliance service contract programs, sells water filtration systems and provides construction

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



management services for natural gas-related projects. Valley Propane, which provided liquid propane to customers in Rhode Island and nearby Massachusetts, was sold for $5,301,000 in September 2001. No gain or loss was recognized on this transaction. Morris Merchants, which served as a manufacturers' representative agency for franchised plumbing and heating contract supplies throughout New England and New York was sold for $1,586,000 in October 2001. No gain or loss was recognized on this transaction. Also, acquired in the acquisition was Valley Resources' 90% interest (which is now 100%) in Alternate Energy Corporation, which sells, installs and designs natural gas conversion systems and facilities, is an authorized representative of the ONSI Corporation fuel cell, holds patents for a natural gas/diesel co-firing system and for a device to control the flow of fuel on dual-fuel equipment.

The Company funded the cash portion of the above described acquisitions and any related refinancings of assumed debt with a bank note (the Term Note). See Debt and Capital Lease. The assets of ProvEnergy, Fall River Gas and Valley Resources (hereafter referred to as the Company's New England Operations) have been included in the consolidated balance sheet of the Company at September 30, 2001 and the results of operations from the New England Operations have been included in the statement of consolidated operations since their respective acquisition dates. The New England Operations' primary business is the distribution of natural gas through its public utility companies (collectively referred to as the New England Division). The acquisitions were treated as a purchase with related goodwill of approximately $355,000,000. Effective July 1, 2001, goodwill, which was previously amortized on a straight-line basis over forty years, is now accounted for on an impairment-only approach. See Goodwill. The Company plans to sell or dispose of certain non-core businesses acquired in the New England Operations.

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

The Pennsylvania Operations are headquartered in Wilkes-Barre, Pennsylvania with natural gas distribution being its primary business. The principal operating division of the Pennsylvania Operations is the PG Energy division of the Company which serves more than 156,000 gas customers in northeastern and central Pennsylvania. Subsidiaries of the Company acquired in the acquisition of the Pennsylvania Operations include PG Energy Services Inc., (Energy Services), PEI Power Corporation (PEI Power), Keystone Pipeline Services, Inc. (Keystone, a wholly-owned subsidiary of Energy Services), and Theta Land Corporation. Through Energy Services, the Company supplies propane and offers the inspection, maintenance and servicing of residential and small commercial gas-fired equipment. Through PEI Power, an exempt wholesale generator (within the meaning of the Public Utility Holding Company Act of 1935), the Company provides electricity services to the broad mid-Atlantic market of Pennsylvania, New Jersey, Maryland, Delaware and the District of Columbia. Keystone, which engaged primarily in the construc tion, maintenance, and rehabilitation of natural gas distribution pipelines, was sold for $3,300,000 in June 2001 for a pre-tax gain of $707,000. Theta Land Corporation, which owned and provided land management and development services for more than 44,000 acres of land, was sold for $12,150,000 in January 2000. No gain or loss was recognized on this transaction. In July 2001, the commercial and industrial gas marketing contracts of Energy Services were sold for approximately $4,972,000, resulting in a pre-tax gain of $4,653,000. The Company also plans to sell or dispose of propane operations of Energy Services, which are not material to the Company. The Company has not yet sold these operations and there can be no assurance that a sale on terms satisfactory to the Company will be completed.

The assets of the Pennsylvania Operations are included in the consolidated balance sheet of the Company at September 30, 2001 and the results of operations from the Pennsylvania Operations have been included in the statement of consolidated operations since November 4, 1999. The acquisition was treated as a purchase with

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



related goodwill of approximately $261,000,000. Effective July 1, 2001, goodwill, which was previously amortized on a straight-line basis over forty years, is now accounted for on an impairment-only approach. See Goodwill.

Pro Forma Financial Information

The following unaudited pro forma financial information for the three-month periods ended September 30, 2001 and 2000 is presented as though the following events had occurred at the beginning of the earliest period presented: (i) acquisition of the New England Operations; (ii) the issuance of the Term Note; and (iii) the refinancing of certain short-term and long-term debt at the time of the acquisitions. The pro forma financial information is not necessarily indicative of the results which would have actually been obtained had the acquisition of the New England Operations, the issuance of the Term Note, or the refinancings been completed as of the assumed date for the periods presented or which may be obtained in the future.

                                                Three Months Ended September 30,
                                                    2001               2000
                                                ------------       ------------

Operating revenues..........................    $    173,969       $    185,659
Income (loss) before extraordinary item.....         (30,403)           (35,035)
Net earnings (loss) available for common
   stock....................................         (30,403)           (35,035)
Net earnings (loss) per common stock:
   Basic....................................            (.58)              (.67)
   Diluted..................................            (.58)              (.67)

EARNINGS PER SHARE

Average shares outstanding, which excludes treasury stock, for basic earnings per share were 52,424,847 and 51,018,217 for the three-month period ended September 30, 2001 and 2000, respectively, and 52,427,252 and 49,818,381 for the twelve-month period ended September 30, 2001 and 2000, respectively. Diluted earnings per share includes average shares outstanding as well as common stock equivalents from stock options and warrants. Common stock equivalents were nil for both three-month periods ended September 30, 2001 and 2000, respectively, and 1,937,705 and 1,407,824 for the twelve-month periods ended September 30, 2001 and 2000, respectively. At September 30, 2001, 1,127,883 shares of common stock were held by various rabbi trusts for certain of the Company's benefit plans and 61,264 shares were held in a rabbi trust for certain employees who deferred receipt of Company shares for stock options exercised.

Subsequent to September 30, 2001, the Company repurchased 1,610,356 shares of its' common stock outstanding at $20.50 per share in private off-market transactions.

BUSINESS RESTRUCTURING CHARGES

In August 2001, the Company implemented a corporate reorganization and restructuring which was initially announced in July 2001 as part of a Cash Flow Improvement Plan designed to increase annualized pre-tax cash flow from operations by at least $50 million by the end of fiscal year 2002. Actions taken included (i) the offering of voluntary Early Retirement Programs ("ERPs") in certain of its operating divisions and (ii) a limited reduction in force ("RIF") within its corporate offices. ERPs, providing for increased benefits for those electing retirement, were offered to approximately 400 eligible employees across the Company's operating divisions, with approximately 60% of such eligible employees accepting. The RIF was limited solely to certain corporate employees in the Company's Austin and Kansas City offices with forty-eight employees being offered severance packages.

In connection with the corporate reorganization and restructuring efforts, the Company recorded a one-time charge of $32,706,000 during the quarter ended September 30, 2001. The charge included $26.5 million of voluntary ERP's, RIF within the corporate offices and employee separation benefits, and $6.2 million connected with various business realignment and restructuring initiatives. The Company expects that most of the restructuring actions will be completed by the end of fiscal year 2002.

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



During the first fiscal quarter, the Company paid approximately $0.3 million and $3 million in employee separation and other restructuring costs, respectively. The balance sheet carries a remaining reserve of approximately $29.4 million in estimated reorganization and restructuring expenditures as of September 30, 2001.

GOODWILL

Effective July 1, 2001, the Company adopted Goodwill and Other Intangible Assets which was issued by the FASB in June 2001. In accordance with this Statement, the Company has ceased amortization of goodwill. Goodwill, which was previously classified on the consolidated balance sheet as additional purchase cost assigned to utility plant and amortized on a straight-line basis over forty years, is now subject to at least an annual assessment for impairment by applying a fair-value based test.

The following table reflects the Company's comparative net loss before the change in accounting principle and goodwill amortization under Goodwill and Other Intangible Assets:

                                                Three Months Ended September 30,
                                                    2001               2000
                                                ------------       ------------
                                                   (in thousands, except per
                                                         share amounts)

Reported loss before change in accounting
   principle................................    $    (30,403)      $    (14,576)
Goodwill, net of taxes......................            --                2,605
                                                ------------       ------------
Adjusted net loss before change in
   accounting principle.....................    $    (30,403)      $    (11,971)
                                                ============       ============

Basic earnings per share:
   Reported loss before change in
      accounting principle..................    $       (.58)      $       (.28)
   Goodwill, net of taxes...................            --                  .05
                                                ------------       ------------
   Adjusted net loss before change in
      accounting principle..................    $       (.58)      $       (.23)
                                                ============       ============

Diluted earnings per share:
   Reported loss before change in
      accounting principle..................    $       (.58)      $       (.28)
   Goodwill, net of taxes...................            --                  .05
                                                ------------       ------------
   Adjusted net loss before change in
      accounting principle..................    $       (.58)      $       (.23)
                                                ============       ============

The following displays changes in the carrying amount of goodwill for the quarter ended September 30, 2001:

                                                                         Total
                                                                       ---------

Balance as of July 1, 2001.........................................    $724,620
Impairment losses..................................................      (3,358)
Other..............................................................         (10)
                                                                       --------
Balance as of September 30, 2001...................................    $721,252
                                                                       ========

In connection with the Company's Cash Flow Improvement Plan announced in July 2001, the Company began the divestiture of certain non-core subsidiaries and assets. As a result of prices of comparable businesses for various non-core properties, a goodwill impairment loss of $3,358,000 was recognized in depreciation and amortization on the consolidated statement of operations for the quarter ended September 30, 2001.



--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



INVESTMENT SECURITIES

At September 30, 2001, the Company held securities of Capstone Turbine Corporation (Capstone). This investment is classified as "available for sale" under the Financial Accounting Standards Board Standard Accounting for Certain Investments in Debt and Equity Securities. As of September 30, 2001, the Company's investment in Capstone had a fair value of $8,052,000 and unrealized gains, net of tax, related to this investment were $4,945,000. The Company has classified this investment as current, as it plans to monetize its investment as soon as practicable and use the proceeds to reduce outstanding debt.

All other securities owned by the Company are accounted for under the cost method. The Company's other invest ments in securities consist primarily of preferred stock in non-public companies whose value is not readily determinable.

OTHER INCOME

During the quarter ended September 30, 2001, the Company negotiated three interest rate swaps that were not designated as hedges and did not meet the criteria for hedge accounting. The first swap, effective July 5, 2001, carried a notional amount of $100,000,000 and termination of June 30, 2005. The remaining swaps, effective July 23, 2001 and August 1, 2001, carried notional amounts of $300,000,000 and $200,000,000, respectively, with terminations of November 15, 2004 and February 1, 2005, respectively. On September 19, 2001, these interest rate swaps were settled, resulting in a pre-tax gain and cash flow of $17,166,000.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivative Instruments and Hedging Activities The Company utilizes derivative instruments on a limited basis to manage certain business risks. Interest rate swaps are employed to hedge the effect of changes in interest rates related to certain debt instruments and commodity swaps and options to manage price risk associated with certain energy contracts.

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

Cash Flow Hedges The Company manages exposure against volatility in interest payments on variable rate debt through interest rate swaps. As of September 30, 2001, $866,000 in after-tax comprehensive income generated through the expiration of one interest rate swap was partially offset by the fair value of the Company's remaining obligation under two interest rate swaps which resulted in $459,000 of unrealized losses, net of tax. During the first quarter of fiscal year 2002, the Company recorded net settlement payments of $916,000 on these derivatives through interest expense. The Company expects to reclassify as interest expense $678,000 in derivative losses, net of taxes, from accumulated other comprehensive income as the settlement of swap payments occur over the next twelve months. The maximum term over which the Company is hedging exposures to the variability of cash flows is 25 months.

Trading Contracts In March 2001, the Company discovered unauthorized financial derivative energy trading activity by a non-regulated, wholly-owned subsidiary. All unauthorized trading activity was subsequently closed in March and April of 2001 resulting in a cumulative cash expense of $191,000, net of taxes. During the quarter ended September 30, 2001, the Company recorded expiration of contracts resulting from this trading activity through other income, generating $221,000 in earnings, after taxes. The majority of the remaining deferred liability of $7,219,000

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



at September 30, 2001 related to these derivative instruments will be recognized as income in the Consolidated Statement of Operations over the next four years based on the related contracts.

Beginning in May 2001, the Company acquired natural gas commodity swap derivatives and collar transactions in order to mitigate price volatility of natural gas passed through to utility customers. The cost of the derivative products and the settlement of the respective obligations are recorded through the gas purchase adjustment clause as authorized by the applicable regulatory authority and therefore do not impact earnings. As of September 30, 2001, the fair value of the contracts, which expire at various times through May 2002, are included in the consolidated financial statements as a liability and a matching adjustment to deferred cost of gas of $5,068,000.

PREFERRED SECURITIES OF SUBSIDIARY TRUST

On May 17, 1995, Southern Union Financing I (Subsidiary Trust), a consolidated wholly-owned subsidiary of Southern Union, issued $100,000,000 of 9.48% Trust Originated Preferred Securities (Preferred Securities). In connection with the Subsidiary Trust's issuance of the Preferred Securities and the related purchase by Southern Union of all of the Subsidiary Trust's common securities (Common Securities), Southern Union issued to the Subsidiary Trust $103,092,800 principal amount of its 9.48% Subordinated Deferrable Interest Notes, due 2025 (Subordinated Notes). The sole assets of the Subsidiary Trust are the Subordinated Notes. The interest and other payment dates on the Subordinated Notes correspond to the distribution and other payment dates on the Preferred Securities and the Common Securities. Under certain circumstances, the Subordinated Notes may be distributed to holders of the Preferred Securities and holders of the Common Securities in liquidation of the Subsidiary Trust. The Subordinated Notes are redeemable at the option of the Company on or after May 17, 2000, at a redemption price of $25 per Subordinated Note plus accrued and unpaid interest. The Preferred Securities and the Common Securities will be redeemed on a pro rata basis to the same extent as the Subordinated Notes are repaid, at $25 per Preferred Security and Common Security plus accumulated and unpaid distributions. Southern Union's obligations under the Subordi nated Notes and related agreements, taken together, constitute a full and unconditional guarantee by Southern Union of payments due on the Preferred Securities. As of September 30, 2001 and 2000, 4,000,000 shares of Preferred Securities were outstanding.

DEBT AND CAPITAL LEASE

                                                    September 30,     June 30,
                                                        2001            2001
                                                    -------------   ------------
                                                       (thousands of dollars)

7.60% Senior Notes due 2024.....................    $     364,515   $    364,515
8.25% Senior Notes due 2029.....................          300,000        300,000
Term Note, due 2002.............................          485,000        485,000
5.62% to 10.25% First Mortgage Bonds, due 2002
   to 2029......................................          150,482        150,815
7.70% Debentures, due 2027......................            6,801          6,806
Capital lease and other.........................           26,535         28,408
                                                    -------------   ------------
Total debt and capital lease....................        1,333,336      1,335,544
    Less current portion........................          490,470          5,913
                                                    -------------   ------------
Total long-term debt and capital lease..........    $     842,866   $  1,329,631
                                                    =============   ============

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

--------------------------------------------------------------------------------

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

Capital Lease The Company completed the installation of an Automated Meter Reading (AMR) system at Missouri Gas Energy during the first quarter of fiscal year 1999. The installation of the AMR system involved an investment of approximately $30,000,000 which is accounted for as a capital lease obligation. As of September 30, 2001, the capital lease obligation outstanding was $22,706,000 ith a fixed rate of 5.79%. This system has significantly improved meter reading accuracy and timeliness and provided electronic accessibility to meters in residential customers' basements, thereby assisting in the reduction of the number of estimated bills.

Credit Facilities On May 29, 2001, the Company restated and amended its short-term and long-term credit facilities (together referred to as "Revolving Credit Facilities"). The Company has available $150,000,000 under the short-term facility, which expires May 28,2002, and $225,000,000 under the long-term facility, which expires on May 29, 2004. The Company has additional availability under uncommitted line of credit facilities with various banks. Borrowings under the Revolving Credit Facilities are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. A balance of $193,000,000 was outstanding under the facilities at September 30, 2001.

Term Note On August 28, 2000 the Company entered into the Term Note to fund (i) the cash portion of the con sideration to be paid to the Fall River Gas' stockholders; (ii) the all cash consideration to be paid to the ProvEnergy and Valley Resources stockholders, (iii) repayment of approximately $50,000,000 of long- and short-term debt assumed in the mergers, and (iv) all related acquisition costs. As of September 30, 2001, a balance of $485,000,000 was outstanding under this Term Note. The Term Note, which initially expired on August 27, 2001, has been extended through August 26, 2002 for a fee. No additional draws can be made on the Term Note.

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

New England Division On November 1, 2001, the New England Division of Southern Union Company submitted a comprehensive filing with the Rhode Island Public Utilities Commission (RIPUC) to implement a "One State; One Rate" simplified and uniform rate structure. Such filing reflects the consolidated operations of the various gas distribution operations in Rhode Island and fulfills the terms of a settlement agreement associated with the merger of the Companies in Docket Nos. D-00-2 and D-00-3.

The filing includes: merger-related savings; technology investments over a five-year period; a commitment to developing Service Quality Standards in collaboration with state regulators; a "community reinvestment program"; and expansion of eligibility in the Business Choice program. The proposed rates would increase annual operating revenues by $7.2 million or 3%, with individual customer impacts varying as a result of the rate schedule

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



consolidation and restructuring. Other changes incorporated in the filing include: separation of distribution charges from cost of gas charges; switching from billing on the basis of the volumetric measure Ccf (hundred cubic feet) to energy consumption (therms); customer- and company-sharing of any incremental merger-related savings; and introduction of a weather adjustment to customer bills.

The New England Division has requested that the new rate schedules take effect on December 1, 2001. However, no rate change will take effect until the RIPUC has conducted a full investigation on the proposed rate restructuring and increase and actual implementation of changes is not expected until July 1, 2002.

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

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

North of the Kansas City, Missouri Station A and B MGP sites, the City of Kansas City Port Authority ("Port Authority") is developing a parcel of land adjacent to the Missouri River and known as the "Riverfront Development." In the course of developing this property, the Port Authority entered the Riverfront Development into the Missouri Voluntary Cleanup Program. In a letter dated April 23, 2001, MDNR invited representatives of MGE, the Port Authority and Honeywell International Inc. (the alleged successor to Barrett Manufacturing Company, a tar manufacturer formerly located on a portion of the Riverfront Development) to a technical meeting to discuss the investigation, cleanup, closure and redevelopment of the Riverfront Development and MGE's properties. That meeting was held on May 16, 2001. On July 18, 2001, representatives of MGE and the Port Authority met to discuss MGE's proposal for a limited assessment and remediation of a portion of the Port Authority property allegedly impacted by the historic MGP. That proposal was set forth in a letter from MGE to the Port Authority dated July 31, 2001. In a letter dated July 27, 2001, Honeywell International Inc. proposed to the Port Authority that Honeywell perform a similar assessment on the portion of the Riverfront Development formerly occupied by Barrett Manufacturing Company. In a letter addressed to MGE and dated August 3, 2001, the Port Authority set forth its demand that MGE assume responsibility for the remediation of soil and groundwater at the Riverfront Development, and in a letter dated August 15, 2001, the Port Authority granted a conditional acceptance of MGE's proposal for MGE's limited assessment of the Riverfront Development. In September and October 2001, Honeywell and MGE each performed assessments of its proposed portion of the Port Authority property. Results of these assessments will be presented to the Port Authority in November 2001.

Providence, Rhode Island Sites During 1995, Providence Gas began an environmental evaluation at its primary gas distribution facility located at 642 Allens Avenue in Providence, Rhode Island. Environmental studies and a subsequent remediation work plan were completed at an approximate cost of $4.5 million. Providence Gas also began a soil remediation project on a portion of the site in July 1999. As of June 30, 2001, approximately $8,900,000 had been expended on soil remediation under the remediation work plan. Based on the results of the environmental investigation and the site information learned during the performance of work under the remediation work plan, the Company submitted a revised remedial action work plan ("RAWP") for the site to the Rhode Island Department of Environmental Management ("RIDEM") on July 24, 2001. Following RIDEM's rejection of Providence Gas' revised RAWP, a meeting was held on October 9, 2001 with representatives of RIDEM, in which representatives of Providence Gas agreed to submit a revised request, narrowed in scope, to RIDEM. Although additional remediation work is planned for the site during calendar year 2002, assessment and remediation costs will not exceed $500,000 during calendar year 2001. Because the Company has not reached agreement with RIDEM on the terms of the revised RAWP, the Company cannot offer any conclusions as to the total future cost of remediation of the property at this time. However, one estimate of the cost of the environmental work proposed under the revised RAWP is $5,700,000.

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

Valley Gas Company Sites Valley Gas Company is a party to an action in which Blackstone Valley Electric Company ("Blackstone") brought suit for contribution to its expenses of cleanup of a site on Mendon Road in Attleboro, Massachusetts, to which coal manufacturing waste was transported from a former MGP site in Pawtucket, Rhode Island (the "Blackstone Litigation"). Blackstone Valley Electric Company v. Stone & Webster, Inc., Stone & Webster Engineering Corporation, Stone & Webster Management Consultants, Inc. and Valley Gas Company, C. A. No. 94-10178JLT, United States District Court, District of Massachusetts. Valley Gas Company takes the position in that litigation that it is indemnified for any cleanup expenses by Blackstone pursuant to a 1961 agreement signed at the time of Valley Gas Company's creation. This suit was stayed in 1995 pending the issuance of rulemaking at the United States EPA (Commonwealth of Massachusetts v. Blackstone Valley Electric Company, 67 F.3d 981 (1995)). In January 2001, the EPA issued a Preliminary Administrative Decision on this issue and announced that it was soliciting comments on the Decision. While the public comment period has now closed, the EPA has yet to reissue its decision. While this suit has been stayed, Valley Gas Company and Blackstone (merged with Narragansett Electric Company in May 2000) have received letters of responsibility from the RIDEM with respect to releases from two MGP sites in Rhode Island. RIDEM issued letters of responsibility to Valley Gas Company and Blackstone in September 1995 for the Tidewater MGP in Pawtucket, Rhode Island, and in February 1997 for the Hamlet Avenue MGP in Woonsocket, Rhode Island. Valley Gas Company entered into an agreement with Blackstone (now Narragansett) in which Valley Gas Company and Blackstone agreed to share equally the expenses for the costs associated with the Tidewater site subject to reallocation upon final determination of the legal issues that exist between the companies with respect to responsibility for expenses for the Tidewater site and otherwise. No such agreement has been reached with respect to the Hamlet site.

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

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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



--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Overview The Company's core business is the distribution of natural gas as a public utility through: Southern Union Gas, Missouri Gas Energy (MGE); PG Energy; Atlantic Utilities, doing business as South Florida Natural Gas (SFNG); and, effective with the September 2000 acquisitions of Providence Energy Corporation, Valley Resources, Inc. and Fall River Gas Company, its New England Division. In addition, subsidiaries of Southern Union support and expand natural gas sales and to capitalize on the Company's gas energy expertise. These subsidiaries operate natural gas pipeline systems, generate electricity, market natural gas to end-users and distribute propane. Certain subsidiaries also own or hold interests in real estate and other assets, which are primarily used in the Company's utility business.

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

Acquisitions and Divestitures On September 28, 2000, Southern Union completed the acquisition of Providence Energy Corporation (ProvEnergy) for approximately $270,000,000 in cash plus the assumption of approximately $90,000,000 in long-term debt. The ProvEnergy natural gas distribution operations are Providence Gas and North Attleboro Gas, which collectively serve approximately 177,000 natural gas customers. Providence Gas serves natural gas customers in Providence and Newport, Rhode Island, and 23 other cities and towns in Rhode Island. North Attleboro Gas serves customers in North Attleboro and Plainville, Massachusetts, towns adjacent to the northeastern Rhode Island border. Subsidiaries of the Company acquired in the ProvEnergy merger include ProvEnergy Oil Enterprises, Inc. (ProvEnergy Oil), and ProvEnergy Power Company, LLC. ProvEnergy Oil, which operated a fuel oil distribution business through its subsidiary, ProvEnergy Fuels, Inc. (ProvEnergy Fuels) for residential and commercial customers in Rhode Island and Massachusetts, was sold for $15,776,000 in August 2001. No gain or loss was recognized on this transaction. ProvEnergy Power Company owns 50% of Capital Center Energy Company, LLC., a joint venture formed between ProvEnergy and ERI Services, Inc. to provide retail power.

On September 28, 2000, Southern Union completed the acquisition of Fall River Gas Company (Fall River Gas) for 1,370,629 shares (before adjustment for any subsequent stock dividend) of Southern Union common stock and approximately $27,000,000 in cash plus assumption of approximately $20,000,000 in long-term debt. Fall River Gas serves approximately 49,000 customers in the city of Fall River and the towns of Somerset, Swansea and Westport, all located in southeastern Massachusetts. Also acquired in the Fall River Gas merger was Fall River Gas Appliance Company, Inc., which rents water heaters and conversion burners (primarily for residential use) in Fall River Gas' service area.

On September 20, 2000, Southern Union completed the acquisition of Valley Resources, Inc. (Valley Resources) for approximately $125,000,000 in cash plus the assumption of approximately $30,000,000 in long-term debt. Valley Resources natural gas distribution operations are Valley Gas Company and Bristol and Warren Gas Company, which collectively serve approximately 66,000 natural gas customers. Valley Resources' three non-utility subsidiaries acquired in the merger include Valley Appliance and Merchandising Company (VAMCO), Valley Propane Inc. (Valley Propane) and Morris Merchants, Inc. (Morris Merchants). VAMCO merchandises and rents natural gas burning appliances, offers appliance service contract programs, sells water filtration systems and provides construction management services for natural gas-related projects. Valley Propane, which provided liquid propane to customers in Rhode Island and nearby Massachusetts, was sold for $5,301,000 in September 2001. No gain or loss was recognized on this transaction. Morris Merchants, which served as a manufacturers' representative agency for franchised plumbing and heating contract supplies throughout New England and New York was sold for $1,586,000 in October 2001. No gain or loss was recognized on this transaction. Also acquired in the acquisition was Valley Resources' 90% interest (which is now 100%) in Alternate Energy Corporation, which sells, installs and designs

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



natural gas conversion systems and facilities, is an authorized representative of the ONSI Corporation fuel cell, holds patents for a natural gas/diesel co-firing system and for a device to control the flow of fuel on dual-fuel equipment.

Collectively, the operations from the above-mentioned acquisitions are referred to as the New England Operations. The Company plans to sell or dispose of certain non-core businesses acquired in the New England Operations.

On November 4, 1999, the Company acquired Pennsylvania Enterprises, Inc. (hereafter referred to as the Pennsylvania Operations) in a transaction valued at approximately $500,000,000, including assumption of long-term debt of approximately $115,000,000. The Company issued approximately 16,700,000 shares (before adjustment for any subsequent stock dividends) of common stock and paid approximately $36,000,000 in cash to complete the transaction. The Pennsylvania Operations are headquartered in Wilkes-Barre, Pennsylvania with natural gas distribution being its primary business. The principal operating division of the Pennsylvania Operations is the PG Energy division of the Company which serves more than 156,000 gas customers in northeastern and central Pennsylvania. Subsidiaries of the Company acquired in the acquisition of the Pennsylvania Operations include PG Energy Services Inc., (Energy Services), PEI Power Corporation (PEI Power), Keystone Pipeline Services, Inc. (Keystone, a wholly-owned subsidiary of Energy Services), and Theta Land Corporation. Through Energy Services, the Company supplies propane and offers the inspection, maintenance and servicing of residential and small commercial gas-fired equipment. Through PEI Power, an exempt wholesale generator (within the meaning of the Public Utility Holding Company Act of 1935), the Company provides electricity services to the broad mid-Atlantic market of Pennsylvania, New Jersey, Maryland, Delaware and the District of Columbia. Keystone, which engaged primarily in the construction, maintenance, and rehabilitation of natural gas distribution pipelines, was sold for $3,300,000 in June 2001 for a pre-tax gain of $707,000. Theta Land Corporation, which owned and provided land management and development services for more than 44,000 acres of land, was sold for $12,150,000 in January 2000. No gain or loss was recognized on this transaction. In July 2001, the commercial and industrial gas marketing contracts of Energy Services were sold for approximately $4,972,000, resulting in a pre-tax gain of $4,653,000. The Company also plans to sell or dispose of propane operations of Energy Services, which are not material to the Company. The Company has not yet sold these operations and there can be no assurance that a sale on terms satisfactory to the Company will be completed.

The operating activities of the acquired operations are consolidated with the Company beginning on their respective acquisition dates. Thus, the results of operations for the three- and twelve-month periods ended September 30, 2001 are not indicative of results that would necessarily be achieved for a full year since the majority of the Company's operating margin is earned during the winter heating season. For these reasons, the results of operations of the Company for the periods subsequent to the acquisitions are not comparable to those periods prior to the acquisitions nor are the fiscal 2002 results of operations comparable with prior periods.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 and 2000

The Company recorded a net loss attributable to common stock of $30,403,000 for the three-month period ended September 30, 2001 compared with a net loss of $13,974,000 for the three-month period ended September 30, 2000. Net loss per common share, based on weighted average shares outstanding during the period, was $.58 in 2001 compared with a net loss per common share of $.27 in 2000. The current quarter net loss was principally impacted by a pre-tax charge for business restructuring of $32,706,000 ($.39 per basic and diluted share). Due to the seasonal nature of the gas utility business, the three-month period ending September 30 is typically a loss period.



--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Operating revenues were $173,969,000 for the three-month period ended
September 30, 2001, compared with operating revenues of $144,468,000 in 2000. Gas purchase and other energy costs for the three-month period ended
September 30, 2001 were $92,987,000, compared with $84,533,000 in 2000. The
Company's operating revenues are affected by the level of sales volumes and by the pass-through of increases or decreases in the Company's gas purchase costs through its purchased gas adjustment clauses. Additionally, revenues are affected by increases or decreases in gross receipts taxes (revenue-related taxes) which are levied on sales revenue as collected from customers and remitted to the various taxing authorities. The increase in both operating revenues and gas purchase costs between periods was primarily due to an 11% increase in gas sales volume to 15,265 MMcf in 2001 from 13,731 MMcf in 2000 and by a 27% increase in the average cost of gas from $4.56 per Mcf in 2000 to $5.81 per Mcf in 2001. Changes in the average cost of gas resulted from seasonal impacts on demands for natural gas and the ensuing competitive pricing within the industry. The New England Operations generated a net increase of $37,122,000 in operating revenues, $18,214,000 in gas purchase and other energy costs and 2,754 MMcf of the increase in gas sales volume.

Operating margin (operating revenues less gas purchase and other energy costs and revenue-related taxes) increased $20,094,000 for the three-month period ended September 30, 2001 compared with the same period in 2000. Net operating margin increased principally as a result of the acquisition of the New England Operations which contributed a net increase of $18,162,000 for the quarter ended September 30, 2001. The remaining increase is primarily due to the timing of a $10,973,000 annual revenue increase granted to Missouri Gas Energy effective August 6, 2001 and the $17,900,000 annual revenue increase granted to PG Energy effective on January 1, 2001.

Operating expenses, which include operating, maintenance and general expenses, depreciation and amortization, and taxes other than on income and revenues, were $83,290,000 for the three-month period ended September 30, 2001, an increase of $25,447,000, compared with $57,843,000 in 2000. Operating expenses increased primarily as a result of the acquisition of the New England Operations which generated a net increase of $25,148,000. This was partially offset by the elimination of goodwill amortization resulting from the Company's adoption of Goodwill and Other Intangible Assets effective July 1, 2001. In accordance with this Standard, the Company has ceased the amortization of goodwill, which generated $2,735,000 of expense during the quarter ending September 30, 2000, and currently accounts for goodwill on an impairment-only approach. Additionally, in connection with the Company's Cash Flow Improvement Plan announced in July 2001, the Company began the divestiture of certain non-core subsidiaries and assets. As a result of prices of comparable businesses for various non-core properties, a goodwill impairment loss of $3,358,000 was recognized in depreciation and amortization on the consolidated statement of operations for the quarter ended September 30, 2001. See Goodwill in the Notes to the Consolidated Financial Statements included herein.

Business reorganization and restructuring initiatives were commenced in August 2001 as part of a previously announced Cash Flow Improvement Plan designed to increase annualized pre-tax cash flow from operations by at least $50 million by the end of fiscal year 2002. Actions taken included (i) the offering of voluntary Early Retirement Programs ("ERPs") in certain of its operating divisions and (ii) a limited reduction in force ("RIF") within its corporate offices. ERPs, providing for increased benefits for those electing retirement, were offered to approximately 400 eligible employees across the Company's operating divisions, with approximately 60% of such eligible employees accepting. The RIF was limited solely to certain corporate employees in the Company's Austin and Kansas City offices with forty-eight employees being offered severance packages. As a result of actions associated with the business reorganization and restructuring, the Company expects an annual cost savings in a range of $30 million to $35 million. In connection with the business reorganization and restructuring, the Company recorded a one-time charge of $32,706,000 during the quarter ended September 30, 2001. The charge included $26.5 million of voluntary ERP's, RIF within the corporate offices and employee separation benefits, and $6.2 million connected with various business realignment and restructuring initiatives. The Company expects that most of the restructuring actions will be completed by the end of fiscal 2002. See Business Restructuring Charges in the Notes to the Consolidated Financial Statements included herein.

Interest expense was $27,159,000 for the three-month period ended September 30, 2001, compared to $16,306,000 in 2000. Interest expense increased primarily due to a $485,000,000 bank note (the Term Note) entered into by the

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Company on August 28, 2000 for the acquisition of the New England Operations. The Company entered into the Term Note to (i) fund the cash consideration paid to stockholders of Fall River Gas, ProvEnergy and Valley Resources, (ii) refinance and repay long- and short-term debt assumed in the New England Operations, and (iii) acquisition costs of the New England Operations. The Company also assumed $113,321,000 in long-term debt of the New England Operations which was not refinanced or extinguished with the Term Note. See Debt and Capital Lease in the Notes to the Consolidated Financial Statements included herein.

Other income for the three-month period ended September 30, 2001 was $23,596,000 compared to other expense of $5,513,000 in 2000. Other income for the three-month period ended September 30, 2001, includes gains of $17,166,000 generated through the settlement of several interest rate swaps, a gain of $4,653,000 realized through the sale of marketing contracts held by PG Energy Service, Inc. and $1,905,000 in interest and dividend income. This was partially offset by $1,606,000 of legal costs associated with ongoing litigation associated with the unsuccessful acquisition of Southwest Gas Corporation (Southwest). Other expense for the three-month period ended September 30, 2000 primarily consists of $3,195,000 of non-cash trading losses and $2,041,000 of costs associated with the aforementioned unsuccessful acquisition and related litigation.

The effective federal and state income tax rate is 35% and 46% for the three months ended September 30, 2001 and 2000, respectively. The decline in the effective tax rate is due to the Company's recent adoption of Goodwill and Other Intangible Assets, previously discussed, which eliminates the amortization of goodwill, in which the majority was non-tax deductible.

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

Twelve Months Ended September 30, 2001 and 2000

The Company recorded net earnings available for common stock of $40,856,000 for the twelve-month period ended September 30, 2001 compared with net earnings of $1,971,000 in 2000. Earnings per diluted share were $.74 in 2001 compared with earnings per diluted share of $.04 in 2000.

Operating revenues were $1,962,314,000 for the twelve-month period ended September 30, 2001, compared with operating revenues of $891,387,000 in 2000. Gas purchase and other energy costs for the twelve-month period ended September 30, 2001 were $1,383,203,000, compared with $542,955,000 in 2000. Both operating revenues and gas purchase costs were primarily impacted by a 47% increase in gas sales volume from 121,483 MMcf in 2000 to 178,188 MMcf in 2001 and by an 85% increase in the average cost of gas from $3.82 per Mcf in 2000 to $7.07 per Mcf in 2001 due to increases in average spot market gas prices. The New England Operations and the Pennsylvania Operations generated a net increase of $463,727,000 and $105,108,000, respectively, in operating revenues, $287,439,000 and $95,182,000, respectively, in gas purchase and other energy costs and 34,765 MMcf and 3,762 MMcf, respectively, of the increase in gas sales volume. The remaining increases in operating revenue, gas purchase and other energy costs, and gas sales volume resulted principally from the colder weather in the Texas and Missouri Service territories in 2001 as compared to 2000.

Missouri Gas Energy service territories experienced weather which was 107% of a 30-year measure for the twelve- month period ended September 30, 2001 compared with 79% in 2000. Weather for Southern Union Gas service territories for the twelve-month period ended September 30, 2001 was 112% of a 30-year measure compared with

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



71% in 2000. About half of the customers served by Southern Union Gas are weather normalized. Weather in the PG Energy service territories was 104% of a 30-year measure for the twelve-month period ended September 30, 2001 compared with 95% of a 30-year measure for the eleven-month period ended September 30 ,2000. Weather in the New England Division service territories was 102% of a 30-year measure for the twelve-month period ended September 30, 2001.

Operating expenses, excluding business restructuring charges which was previously discussed, were $381,845,000 for the twelve-month period ended September 30, 2001, compared with operating expenses of $227,103,000 in 2000. Increases of $124,419,000 and $3,222,000 were the result of the acquisitions of the New England Operations and the Pennsylvania Operations, respectively. An increase in bad debt expense in the Texas and Missouri service territories of $18,150,000 resulted from an increase in delinquent customer receivables as a result of higher gas prices and colder weather. Also impacting operating expenses for the twelve-month period ended September 30, 2001 were increases in employee payroll and benefit costs and a goodwill impairment loss of $3,358,000, previously discussed.

Interest expense was $114,372,000 for the twelve-month period ended September 30, 2001 compared to $59,434,000 in 2000. Interest expense increased primarily due to the Term Note entered into by the Company for the acquisition of the New England Operations, previously discussed, and the issuance of $300,000,000 of 8.25% Senior Notes on November 3, 1999 (8.25% Senior Notes) for the acquisition of the Pennsylvania Operations. The Company issued 8.25% Senior Notes to fund the acquisition of Pennsylvania Enterprises, Inc. and to extinguish $136,000,000 in existing debt of the Pennsylvania Operations. The Company also assumed long-term debt of the New England Operations, previously discussed, and $45,000,000 in long-term debt of the Pennsylvania Operations which was not refinanced or extinguished with the Term Note or the 8.25% Senior Notes. See Debt and Capital Lease in the Notes to the Consolidated Financial Statements included herein.

Other income for the twelve-month period ended September 30, 2001 was $105,928,000 compared to other expense of $14,064,000 in 2000. Other income for the twelve-month period ended September 30, 2001 includes realized gains on the sale of a portion of Southern Union's holdings in Capstone Turbine Corporation of $74,582,000, gains of $17,166,000 generated through the settlement of several interest rate swaps, previously discussed, a $13,532,000 gain on the sale of non-core real estate, a gain of $4,653,000 realized through the sale of marketing contracts held by PG Energy Service, Inc., also previously discussed, and $8,831,000 in interest and dividend income. These items were partially offset by $12,420,000 of legal costs associated with ongoing litigation associated with the unsuccessful acquisition of Southwest and $2,489,000 of non-cash trading losses. Other expense for the twelve-month period ended September 30, 2000 included: $12,404,000 of legal costs associated with the aforementioned unsuccessful acquisition and related litigation and $5,431,000 of non-cash trading losses which was partially offset by net rental income of Lavaca Realty of $1,985,000.

The Company's consolidated federal and state effective income tax rate was 47% and 42% for the twelve-month period ended September 30, 2001 and 2000, respectively. The increase in the effective federal and state income tax rate is a result of non-tax deductible amortization of goodwill associated with the purchase of the New England Operations and Pennsylvania Operations.



--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following table sets forth certain information regarding the Company's gas utility operations for the three- and twelve- month periods ended September 30, 2001 and 2000:

                                Three Months Ended        Twelve Months Ended
                                   September 30,              September 30,
                                 2001        2000           2001        2000
                              ----------  ----------     ----------  ----------

Average number of gas
  sales customers served:
    Residential............    1,313,526   1,052,786      1,328,356   1,044,172
    Commercial.............      125,102     103,348        128,480     103,775
    Industrial and
      irrigation...........        4,237         773          4,310         751
    Public authorities
      and other............        3,156       3,151          3,162       3,147
    Pipeline and marketing.          350         370            352         263
                              ----------  ----------     ----------  ----------
        Total average
          customers served.    1,446,371   1,160,428      1,464,660   1,152,108
                              ==========  ==========     ==========  ==========

Gas sales in millions of
  cubic feet (MMcf)
    Residential............        6,960       5,518        109,468      70,271
    Commercial.............        3,675       3,279         44.324      29,886
    Industrial and
      irrigation...........        1,009         527          5,440       1,797
    Public authorities
      and other............          245         290          3,201       2,625
    Pipeline and marketing.        2,982       3,388         15,925      17,083
                              ----------  ----------     ----------  ----------
        Gas sales billed...       14,871      13,002        178,358     121,662
    Net change in unbilled
      gas sales............          394         729           (170)       (179)
                              ----------  ----------     ----------  ----------
        Total gas sales....       15,265      13,731        178,188     121,483
                              ==========  ==========     ==========  ==========

Gas sales revenues
  (thousands of dollars):
    Residential............   $   96,788  $   61,576     $1,155,138  $  494,133
    Commercial.............       36,186      24,780        429,417     183,246
    Industrial and
      irrigation...........        7,713       3,264         46,198      10,493
    Public authorities
      and other............        1,599       1,846         26,346      12,904
    Pipeline and marketing.       11,482      13,713         76,649      52,151
                              ----------  ----------     ----------  ----------
        Gas revenues
          billed...........      153,768     105,179      1,733,748     752,927
    Net change in unbilled
      gas sales revenues...        3,374       5,363          4,807       3,664
                              ----------  ----------     ----------  ----------
        Total gas sales
          revenues.........   $  157,142  $  110,542     $1,738,555  $  756,591
                              ==========  ==========     ==========  ==========

Gas sales margin
  (thousands of dollars)...   $   61,103  $   43,029     $  409,311  $  257,593
                              ==========  ==========     ==========  ==========

Gas sales revenue per
  thousand cubic feet
  (Mcf) billed:
    Residential............   $    13.91  $    11.16     $    10.55  $     7.03
    Commercial.............         9.85        7.56           9.69        6.13
    Industrial and
      irrigation...........         7.64        6.19           8.49        5.84
    Public authorities
      and other............         6.53        6.37           8.23        4.92
    Pipeline and marketing.         3.85        4.05           4.81        3.05

Weather:
  Degree days:
    Southern Union Gas
      service territories..            2           5          2,377       1,516
    Missouri Gas Energy
      service territories..           67          66          5,542       4,150
    PG Energy service
      territories..........          195         260          6,556       5,547
    New England service
      territories..........          118        --            6,009       --
  Percent of normal based
    on 30-year measure:
      Southern Union Gas
        service terri-
        tories.............         36.7%     100.0%         112.0%       70.6%
      Missouri Gas Energy
        service terri-
        tories.............        108.1%     111.9%         106.5%       79.1%
      PG Energy service
        territories........        162.5%     216.7%         104.2%       94.5%
      New England service
        territories........        120.1%      --            102.1%       --

Gas transported in
  millions of cubic feet
  (MMcf)...................        19,483     16,910         93,429      81,332
Gas transportation reve-
  nues (thousands of
  dollars).................   $     7,012  $   7,414     $   45,209  $   36,294

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

On May 29, 2001, the Company restated and amended its short-term and long-term credit facilities (together referred to as "Revolving Credit Facilities"). The Company has available $150,000,000 under the short-term facility, which expires May 28, 2002, and $225,000,000 under the long-term facility, which expires on May 29, 2004. The Company has additional availability under uncommitted line of credit facilities with various banks. Borrowings under the Revolving Credit Facilities are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. A balance of $193,000,000 was outstanding under the facilities at September 30, 2001.

On August 28, 2000 the Company entered into the Term Note to fund (i) the cash portion of the consideration to be paid to the Fall River Gas' stockholders;
(ii) the all cash consideration to be paid to the ProvEnergy and Valley Resources stockholders, (iii) repayment of approximately $50,000,000 of long- and short-term debt assumed in the mergers, and (iv) all related acquisition costs. As of September 30, 2001, a balance of $485,000,000 was outstanding under this Term Note. The Term Note, which initially expired on August 27, 2001, has been extended through August 26, 2002 for a fee. No additional draws can be made on the Term Note.

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

The principal sources of funds during the three-month period ended September 30, 2001 were $17,166,000 generated from the settlement of interest rate swaps, proceeds from the sale of various subsidiaries of $21,077,000 and $4,972,000 generated through the sale of commercial and industrial gas marketing contracts held by PG Energy Services, Inc. This provided funds of $24,390,000 for on-going property, plant and equipment additions; as well as seasonal working capital needs of the Company.

The effective interest rate under the Company's current debt structure is 5.27% (including interest and the amortization of debt issuance costs and redemption premiums on refinanced debt).

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



--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes in market risks faced by the Company from those reported in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7 in the Company's Annual Report on Form 10-K for the year ended June 30, 2001, in addition to the interim consolidated financial statements, accompanying notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations and the related retirement costs associated with the retirement of tangible long-lived assets. Accounting for Asset Retirement Obligations is effective for all fiscal years beginning after June 15, 2002. The Statement's purpose is to develop consistent financial treatment of asset retirement obligations and the associated costs, improve disclosure regarding the impact of retirement obligations on future cash outflows, leverage and liquidity, and provide more information related to gross investment in long-lived assets. The Company is currently evaluating the effect this Statement will have on the earnings and financial condition of the Company.

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




                                   SOUTHERN UNION COMPANY
                                   ----------------------
                                        (Registrant)






Date  November 14, 2001            By   DAVID J. KVAPIL
     -------------------               -----------------
                                        David J. Kvapil
                                        Executive Vice President and
                                        Chief Financial Officer


--------------------------------------------------------------------------------