Form 10-Q
period 2001-12-31
SOUTHERN UNION CO
filed 2002-02-14
CIK 203248

================================================================================




                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                         For the quarterly period ended

                                December 31, 2001


                           Commission File No. 1-6407




                             SOUTHERN UNION COMPANY
             (Exact name of registrant as specified in its charter)



                 Delaware                                        75-0571592
          (State or other jurisdiction of                     (I.R.S. Employer
          incorporation or organization)                     Identification No.)


          One PEI Center, Second Floor                             18711
           Wilkes-Barre, Pennsylvania                            (Zip Code)
     (Address of principal executive offices)

       Registrant's telephone number, including area code: (570) 820-2400

         504 Lavaca Street, Suite 800                              78701
               Austin, Texas                                  (Former Zip Code)
 (Former address of principal executive offices)


           Securities Registered Pursuant to Section 12(b) of the Act:

        Title of each class            Name of each exchange in which registered
        -------------------            -----------------------------------------
Common Stock, par value $1 per share             New York Stock Exchange


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X  No
                                          ---    ---

The number of shares of the registrant's Common Stock outstanding on February 8, 2002 was 52,209,009.




================================================================================

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                                    FORM 10-Q
                                December 31, 2001
                                      Index




PART I.  FINANCIAL INFORMATION                                           Page(s)
                                                                         -------

     Item 1.  Financial Statements

              Consolidated statements of operations - three, six
                and twelve months ended December 31, 2001 and 2000         2-4

              Consolidated balance sheet - December 31, 2001 and
                2000 and June 30, 2001                                     5-6

              Consolidated statement of stockholders' equity - six
                months ended December 31, 2001 and twelve months
                ended June 30, 2001                                         7

              Consolidated statements of cash flows - three, six
                and twelve months ended December 31, 2001 and 2000         8-10

              Notes to consolidated financial statements                  11-21

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       22-32

     Item 3.  Quantitative and Qualitative Disclosures about
                Market Risk                                                31

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

                  (See "COMMITMENTS AND CONTINGENCIES" in Notes
                    to Consolidated Financial Statements)                 18-21

     Item 4.  Result of Votes of Security Holders                           33

     Item 6.  Exhibits and Reports on Form 8-K

                  (a) None


--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                 Three Months Ended December 31,
                                                 -------------------------------
                                                      2001             2000
                                                 --------------   --------------
                                                  (thousands of dollars, except
                                                  shares and per share amounts)

Operating revenues............................   $     376,441    $     605,339
Cost of gas and other energy..................        (226,951)        (433,925)
Revenue-related taxes.........................         (13,550)         (23,854)
                                                 -------------    -------------
   Operating margin...........................         135,940          147,560

Operating expenses:
   Operating, maintenance and general.........          54,054           62,151
   Depreciation and amortization..............          17,974           23,738
   Taxes, other than on income and revenues...           7,365            7,950
                                                 -------------    -------------
      Total operating expenses................          79,393           93,839
                                                 -------------    -------------
      Net operating revenues..................          56,547           53,721
                                                 -------------    -------------

Other income (expense):
   Interest ..................................         (21,913)         (30,303)
   Dividends on preferred securities of
      subsidiary trust........................          (2,370)          (2,370)
   Other, net.................................            (409)          14,911
                                                 -------------    -------------
      Total other expenses, net...............         (24,692)         (17,762)
                                                 -------------    -------------

      Earnings before income taxes............          31,855           35,959

Federal and state income taxes.................         12,105           16,641
                                                 -------------    -------------

Net earnings available for common stock........  $      19,750    $      19,318
                                                 =============    =============

Net earnings per share:
   Basic.......................................  $         .39    $         .37
                                                 =============    =============
   Diluted.....................................  $         .3$    $         .35
                                                 =============    =============

Weighted average shares outstanding:
   Basic.......................................     50,772,866       52,425,554
                                                 =============    =============
   Diluted.....................................     53,701,434       55,383,222
                                                 =============    =============













                             See accompanying notes.

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                   Six Months Ended December 31,
                                                   -----------------------------
                                                       2001             2000
                                                   ------------     ------------
                                                   (thousands of dollars, except
                                                   shares and per share amounts)

Operating revenues.............................    $   550,410      $   749,808
Cost of gas and other energy...................       (319,938)        (518,458)
Revenue-related taxes..........................        (19,582)         (28,933)
                                                   -----------      -----------
   Operating margin............................        210,890          202,417

Operating expenses:
   Operating, maintenance and general..........        107,158           99,169
   Business restructuring charges..............         32,706            --
   Depreciation and amortization...............         39,851           39,704
   Taxes, other than on income and revenues....         15,674           12,810
                                                   -----------      -----------
      Total operating expenses.................        195,389          151,683
                                                   -----------      -----------
      Net operating revenues...................         15,501           50,734
                                                   -----------      -----------

Other income (expense):
   Interest ...................................        (49,072)         (46,609)
   Dividends on preferred securities of
      subsidiary trust.........................         (4,740)          (4,740)
   Other, net..................................         23,187            9,397
                                                   -----------      -----------
      Total other expenses, net................        (30,625)         (41,952)
                                                   -----------      -----------

      Earnings (loss) before income taxes
         (benefit) and change in accounting
         principle.............................        (15,124)           8,782

Federal and state income taxes (benefit).......         (4,471)           4,040
                                                   -----------      -----------

Earnings (loss) before change in accounting
   principle...................................        (10,653)           4,742

Change in accounting principle, net of tax.....           --                602
                                                   -----------      -----------

Net earnings (loss) available for common stock.    $   (10,653)     $     5,344
                                                   ===========      ===========

Net earnings (loss) per share:
   Basic:
      Before change in accounting principle....    $      (.21)     $       .09
      Change in accounting principle, net of
         tax...................................           --                .01
                                                   -----------      -----------
                                                   $      (.21)     $       .10
                                                   ===========      ===========
   Diluted:
      Before change in accounting principle....    $      (.21)     $       .09
      Change in accounting principle, net of
         tax...................................           --                .01
                                                   -----------      -----------
                                                   $      (.21)     $       .10
                                                   ===========      ===========

Weighted average shares outstanding:
   Basic.......................................     51,597,356       51,721,885
                                                   ===========      ===========
   Diluted.....................................     51,597,356       54,479,995
                                                   ===========      ===========







                             See accompanying notes.

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                Twelve Months Ended December 31,
                                                --------------------------------
                                                     2001              2000
                                                --------------    --------------
                                                 (thousands of dollars, except
                                                 shares and per share amounts)

Operating revenues...........................   $   1,733,415     $   1,257,131
Cost of gas and other energy.................      (1,176,230          (831,767)
Revenue-related taxes........................         (59,450)          (48,608)
                                                -------------     -------------
   Operating margin..........................         497,735           376,756

Operating expenses:
   Operating, maintenance and general........         247,543           176,298
   Business restructuring charges............          32,706             --
   Depreciation and amortization.............          87,132            70,495
   Taxes, other than on income and revenues..          32,724            21,820
                                                -------------     -------------
      Total operating expenses...............         400,105           268,613
                                                -------------     -------------
      Net operating revenues.................          97,630           108,143
                                                -------------     -------------

Other income (expense):
   Interest..................................        (105,982)          (76,438)
   Dividends on preferred securities of
      subsidiary trust.......................          (9,480)           (9,480)
   Other, net................................          90,609             4,183
                                                -------------     -------------
      Total other expenses, net..............         (24,853)          (81,735)
                                                -------------     -------------

      Earnings before income taxes and
         change in accounting principle......          72,777            26,408

Federal and state income taxes...............          31,489            12,853
                                                -------------     -------------

Earnings before change in accounting
   principle.................................          41,288            13,555

Change in accounting principle, net of tax...            --                 602
                                                -------------     -------------

Net earnings available for common stock......   $      41,288     $      14,157
                                                =============     =============

Net earnings per share:
   Basic:
      Before change in accounting principle..   $         .79     $         .26
      Change in accounting principle, net
         of tax..............................            --                 .01
                                                -------------     -------------
                                                $         .79     $         .27
                                                =============     =============

   Diluted:
      Before change in accounting principle..   $         .75     $         .25
      Change in accounting principle, net
         of tax..............................            --                 .01
                                                -------------     -------------
                                                $         .75     $         .26
                                                =============     =============

Weighted average shares outstanding:
   Basic.....................................      52,009,927        51,536,572
                                                =============     =============
   Diluted...................................      55,052,406        53,986,818
                                                =============     =============






                             See accompanying notes.

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS



                                                December 31,          June 30,
                                           ----------------------    -----------
                                              2001        2000          2001
                                           ----------  ----------    -----------
                                                    (thousands of dollars)

Property, plant and equipment:
   Plant in service....................    $2,218,456  $2,162,069    $2,201,975
   Construction work in progress.......        26,092      30,611        25,520
                                           ----------  ----------    ----------
                                            2,244,548   2,192,680     2,227,495
   Less accumulated depreciation and
      amortization.....................      (795,618)   (746,779)     (771,170)
                                           ----------  ----------    ----------
      Net property, plant and
         equipment.....................     1,448,930   1,445,901     1,456,325
                                           ----------  ----------    ----------


Current assets:
   Cash and cash equivalents...........         --          7,840         1,219
   Accounts receivable, billed and
      unbilled, net....................       232,039     410,419       218,912
   Inventories, principally at
      average cost.....................       170,398     118,543       106,505
   Deferred gas purchase costs.........        20,871      32,110        65,171
   Investment securities available
      for sale.........................         7,201     105,587        29,447
   Prepayments and other...............        10,841      14,296        14,778
                                           ----------  ----------    ----------

      Total current assets.............       441,350     688,795       436,032
                                           ----------  ----------    ----------

Goodwill, net..........................       713,389     733,893       724,620

Deferred charges.......................       229,240     209,594       209,644

Investment securities, at cost.........        19,226      20,081        19,081

Real estate............................         2,482       2,599         2,506

Other..................................        46,824      37,815        41,872
                                           ----------  ----------    ----------





   Total...............................    $2,901,441  $3,138,678    $2,890,080
                                           ==========  ==========    ==========











                             See accompanying notes.

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      STOCKHOLDERS' EQUITY AND LIABILITIES



                                                December 31,          June 30,
                                           ----------------------    -----------
                                              2001        2000          2001
                                           ----------  ----------    -----------
                                                  (thousands of dollars)

Common stockholders' equity:
   Common stock, $1 par value;
      authorized 200,000,000 shares;
      issued 54,686,048 shares..........   $   54,686  $   51,982    $   54,553
   Premium on capital stock.............      677,486     626,251       676,324
   Less treasury stock, 2,762,392
      shares at cost....................      (51,068)    (15,895)      (15,869)
   Less common stock held in Trust......      (18,194)    (16,990)      (19,196)
   Deferred compensation plans..........        7,499         899         7,499
   Accumulated other comprehensive
      income (loss).....................         (354)     62,983        13,443
   Retained earnings (deficit)..........       (5,550       5,344         5,103
                                           ----------  ----------    ----------

   Total common stockholders' equity....      664,505     714,574       721,857

Company-obligated mandatorily
   redeemable preferred securities of
   subsidiary trust holding solely
   subordinated notes of Southern Union.      100,000     100,000       100,000

Long-term debt and capital lease
   obligation...........................      803,096   1,375,760     1,329,631
                                           ----------  ----------    ----------

      Total capitalization..............    1,567,601   2,190,334     2,151,488

Current liabilities:
   Long-term debt and capital lease
      obligation due within one year....      526,642       5,173         5,913
   Notes payable........................      214,950     175,000       190,600
   Accounts payable.....................      119,507     282,110       103,623
   Federal, state and local taxes.......       31,415      27,761        32,342
   Accrued interest.....................       16,131      21,290        16,105
   Accrued dividends on preferred
      securities of subsidiary trust....         --          --           2,370
   Customer deposits....................       19,985      20,952        20,285
   Other................................       58,215      72,187        67,383
                                           ----------  ----------    ----------

      Total current liabilities.........      986,845     604,473       438,621
                                           ----------  ----------    ----------


Deferred credits and other .............      153,380     148,240        96,680
Accumulated deferred income taxes.......      193,615     195,631       203,291
Commitments and contingencies...........         --          --            --
                                           ----------  ----------    ----------

   Total................................   $2,901,441  $3,138,678    $2,890,080
                                           ==========  ==========    ==========




                             See accompanying notes.

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                   Accumu-
                                         Common     lated
              Common  Premium   Trea-     Stock     Other
              Stock,    on      sury      Held     Compre-   Retained
              $1 Par  Capital   Stock,     in      hensive   Earnings/
              Value    Stock   at Cost    Trust     Income   (Deficit)  Total
              ------- -------- --------  --------  --------  --------- --------
                                     (thousands of dollars)

Balance
 July 1,
 2000........ $50,521 $599,835 $(15,554) $(14,522) $115,175  $  --     $735,455

 Comprehen-
  sive
  income:
   Net
    earnings.     --       --       --        --        --     57,285    57,285
   Unrea-
    lized
    loss in
    invest-
    ment
    securi-
    ties, net
    of tax
    benefit       --       --       --        --    (96,323)    --      (96,323)
   Minimum
    pension
    liabil-
    ity ad-
    justment;
    net of
    tax......     --       --       --        --     (4,324)    --       (4,324)
   Cumulative
    effect of
    change in
    account-
    ing prin-
    ciple,
    net of
    tax......     --       --       --        --        826     --          826
   Unrealized
    loss on
    hedging
    activi-
    ties, net
    of tax
    benefit..     --       --       --        --     (1,911)    --       (1,911)
                                                                       --------
   Comprehen-
    sive in-
    come
   (loss)....                                                           (44,447)
                                                                       --------
 Payment on
  note re-
  ceivable...     --       290      --        --        --      --          290
 Purchase of
  common
  stock held
  in trust...     --       --       --     (4,009)      --      --       (4,009)
 5% stock
  dividend...   2,556   49,626      --        --        --    (52,182)     --
 Benefit plan
  modifica-
  tion.......     --       --       --      6,560       --      --        6,560
 Issuance of
  stock for
  acquisi-
  tion.......   1,371   25,930      --        --        --      --       27,301
 Exercise of
  stock
  options....     105      643     (315)      274       --      --          707
              ------- -------- --------  --------  --------  --------  --------
Balance
 June 30,
 2001........  54,553  676,324  (15,869)  (11,697)   13,443     5,103   721,857

 Comprehen-
  sive
  income:
   Net loss..     --       --       --        --        --    (10,653)  (10,653)
   Unrealized
    loss in
    invest-
    ment
    securi-
    ties, net
    of tax
    benefit..     --       --       --        --    (14,460)    --      (14,460)
   Unrealized
    gain on
    hedging
    activi-
    ties, net
    of tax...     --       --       --        --        663     --          663
                                                                       --------
   Comprehen-
    sive in-
    come
    (loss)...                                                           (24,450)
                                                                       --------
 Purchase of
  treasury
  stock......     --       --   (34,711)      --        --      --      (34,711)
 Stock com-
  pensation
  plans......     --       327      --        680       --      --        1,007
 Exercise of
  stock
  options....     133      835     (488)      322       --      --          802
              ------- -------- --------  --------  --------  --------  --------
Balance
 December 31,
 2001........ $54,686 $677,486 $(51,068) $(10,695) $   (354) $ (5,550) $664,505
              ======= ======== ========  ========  ========  ========  ========
















                             See accompanying notes.

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                           Three Months Ended
                                                              December 31,
                                                          ---------------------
                                                            2001        2000
                                                          --------    ---------
                                                          (thousands of dollars)

Cash flows from (used in) operating activities:
  Net earnings........................................    $ 19,750    $  19,318
  Adjustments to reconcile net earnings to net cash
    flows from (used in) operating activities:
      Depreciation and amortization...................      17,974       23,738
      Deferred income taxes...........................       1,546       (4,235)
      Non-cash compensation expense...................        --          2,038
      Provision for bad debts.........................       3,967        5,231
      Financial derivative trading (gains) losses.....      (1,976)       5,849
      Gain on sale of investment securities...........        --         (8,869)
      Gain on sale of assets..........................        (561)     (13,532)
      Loss on sale of subsidiaries....................       1,500         --
      Other...........................................         636          806
      Changes in operating assets and liabilities,
        net of acquisitions and dispositions:
          Accounts receivable, billed and unbilled....     (99,361)    (288,525)
          Accounts payable............................      30,987      177,660
          Taxes and other liabilities.................      11,850       19,534
          Customer deposits...........................          63         (127)
          Deferred gas purchase costs..................     44,711       (8,261)
          Inventories..................................      2,038          954
          Other........................................     (1,850)      (3,884)
                                                          --------    ---------
    Net cash flows from (used in) operating activities.     31,274      (72,305)
                                                          --------    ---------
Cash flows from (used in) investing activities:
  Additions to property, plant and equipment...........    (32,757)     (39,795)
  Acquisition of operations, net of cash received......       --          1,527
  Purchase of investment securities....................       --        (12,495)
  Proceeds from sale of subsidiaries...................      3,720         --
  Increase (decrease) in customer advances.............         54         (545)
  Increase in deferred charges and credits ............      4,368        8,883
  Proceeds from sale of investment securities..........       --         11,372
  Proceeds from sale of real estate, net of closing
    costs..............................................       --         20,638
  Other................................................        (10)         (63)
                                                          --------    ---------
    Net cash flows from (used in) investing activities.    (16,407)     (10,478)
                                                          --------    ---------
Cash flows from (used in) financing activities:
  Issuance of long-term debt...........................       --         55,000
  Repayment of debt and capital lease obligation.......     (3,597)      (7,174)
  Net borrowings under revolving credit facility.......     21,950       39,547
  Purchase of treasury stock...........................    (33,012)        --
  Other................................................       (208          560
                                                          --------    ---------
    Net cash flows from (used in) financing activities.    (14,867)      87,933
                                                          --------    ---------
Change in cash and cash equivalents....................       --          5,150
Cash and cash equivalents at beginning of period.......       --          2,690
                                                          --------    ---------
Cash and cash equivalents at end of period.............   $   --      $   7,840
                                                          ========    =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest...........................................   $ 28,716    $  29,627
                                                          ========    =========
    Income taxes ......................................   $   --      $      52
                                                          ========    =========




                             See accompanying notes.

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                            Six Months Ended
                                                              December 31,
                                                          ---------------------
                                                            2001        2000
                                                          --------    ---------
                                                          (thousands of dollars)

Cash flows from (used in) operating activities:
  Net earnings (loss)..................................   $(10,653)   $   5,344
  Adjustments to reconcile net earnings (loss) to net
    cash flows from (used in) operating activities:
      Depreciation and amortization....................     39,851       39,704
      Deferred income taxes............................      3,022       (5,960)
      Business restructuring charges...................     29,400         --
      Loss on sale of subsidiaries.....................      1,500         --
      Gain realized on sale of gas marketing contracts.     (4,653)        --
      Gain on settlement of interest rate swaps........    (17,166)        --
      Non-cash compensation expense....................       --          2,455
      Provision for bad debts..........................      5,474        5,947
      Financial derivative trading (gains) losses......     (2,333)       9,044
      Gain on sale of investment securities............       --         (8,869)
      Gain on sale of assets...........................       (561)     (13,532)
      Cumulative effect of change in accounting
        principle......................................       --           (602)
      Other............................................       (493)       1,037
      Changes in operating assets and liabilities,
        net of acquisitions and dispositions:
          Accounts receivable, billed and unbilled.....    (22,528)    (293,923)
          Accounts payable.............................     17,389      164,448
          Taxes and other liabilities..................     (6,588)      18,478
          Customer deposits............................        (42)        (484)
          Deferred gas purchase costs..................     44,300      (34,815)
          Inventories..................................    (66,070)     (43,588)
          Other........................................        782      (11,604)
                                                          --------    ---------
    Net cash flows from (used in) operating activities.     10,631     (166,920)
                                                          --------    ---------
Cash flows from (used in) investing activities:
  Additions to property, plant and equipment...........    (57,147)     (61,703)
  Acquisition of operations, net of cash received......       --       (405,303)
  Proceeds from sale of subsidiaries...................     33,663         --
  Proceeds from sale of gas marketing contracts........      4,972         --
  Proceeds from settlement of interest rate swaps......     17,166         --
  Purchase of investment securities....................       (145)     (12,495)
  Decrease in customer advances........................       (527)         (16)
  Increase in deferred charges and credits ............      6,327        8,475
  Proceeds from sale of investment securities..........       --         11,372
  Proceeds from sale of real estate, net of closing
    costs..............................................       --         20,638
  Other................................................       --           (285)
                                                          --------    ---------
    Net cash flows from (used in) investing activities.      4,309     (439,317)
                                                          --------    ---------
Cash flows from (used in) financing activities:
  Issuance of long-term debt...........................       --        535,000
  Issuance cost of debt................................       (519)      (2,538)
  Repayment of debt and capital lease obligation.......     (5,805)      (7,709)
  Net borrowings under revolving credit facility.......     24,350      174,997
  Purchase of treasury stock...........................    (34,711)        --
  Payment of merger debt assumed.......................       --       (114,171)
  Other................................................        526          669
                                                          --------    ---------
    Net cash flows from (used in) financing activities.    (16,159)     586,248
                                                          --------    ---------
Change in cash and cash equivalents....................     (1,219)     (19,989)
Cash and cash equivalents at beginning of period.......      1,219       27,829
                                                          --------    ---------
Cash and cash equivalents at end of period.............   $   --      $   7,840
                                                          ========    =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest...........................................   $ 57,027     $ 47,422
                                                          ========     ========
    Income taxes.......................................   $   --       $     52
                                                          ========     ========

                             See accompanying notes.

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                          Twewlve Months Ended
                                                              December 31,
                                                          ---------------------
                                                            2001        2000
                                                          --------    ---------
                                                          (thousands of dollars)

Cash flows from (used in) operating activities:
  Net earnings.........................................   $ 41,288    $  14,157
  Adjustments to reconcile net earnings to net cash
    flows from (used in) operating activities:
      Depreciation and amortization....................     87,132       70,495
      Deferred income taxes............................     36,760       (5,294)
      Provision for bad debts..........................     32,233       11,291
      Business restructuring charges...................     29,400         --
      Gain on settlement of interest rate swaps........    (17,166         --
      Gain realized on sale of gas marketing contracts.     (4,653         --
      Loss on sale of subsidiary.......................      1,500         --
      Gain on sale of subsidiary.......................       (707)        --
      Financial derivative trading (gains) losses......     (5,693)      11,280
      Cumulative effect of change in accounting
        principle......................................       --           (602)
      Non-cash compensation expense.(income)...........     (2,455)       2,311
      Gain on sale of investment securities............    (65,713)      (8,869)
      Gain on sale of assets...........................       (561)     (13,532)
      Other............................................      1,979        1,557
      Changes in operating assets and liabilities,
        net of acquisitions and dispositions:
          Accounts receivable, billed and unbilled.....    142,220     (225,009)
          Accounts payable.............................   (162,003)     166,180
          Taxes and other liabilities..................    (31,545)      12,930
          Customer deposits............................       (709)      (4,043)
          Deferred gas purchase costs..................     11,239      (42,398)
          Inventories..................................    (54,027)     (33,443)
          Other........................................      3,855       (9,703)
                                                          --------    ---------
    Net cash flows from (used in) operating activities.     42,374      (52,692)
                                                          --------    ---------
Cash flows from (used in) investing activities:
  Additions to property, plant and equipment...........   (119,220)    (119,327)
  Acquisition of operations, net of cash received......     (9,194)    (407,838)
  Purchase of investment securities....................       (145)     (21,449)
  Increase (decrease) in deferred charges and credits .    (14,070)       6,726
  Proceeds from sale of subsidiaries...................     36,963       12,150
  Proceeds from sale of investment securities..........     74,389       11,372
  Proceeds from sale of real estate, net of closing
    costs..............................................       --         20,638
  Increase in customer advances........................        687          500
  Proceeds from sale of gas marketing contracts........      4,972         --
  Proceeds from settlement of interest rate swaps......     17,166         --
  Other................................................      5,403       (1,259)
                                                          --------    ---------
    Net cash flows used in investing activities........     (3,049     (498,487)
                                                          --------    ---------
Cash flows from (used in) financing activities:
  Issuance of long-term debt...........................       --        535,000
  Issuance cost of debt................................     (1,455)      (3,332)
  Repayment of debt and capital lease obligation.......    (51,195)      (8,592)
  Net borrowings under revolving credit facility.......     39,950      162,097
  Purchase of treasury stock...........................    (34,711)     (13,099)
  Payment of merger debt assumed.......................       --       (114,171)
  Other................................................        246        1,116
                                                          --------    ---------
    Net cash flows from (used in) financing activities.    (47,165)     559,019
                                                          --------    ---------
Change in cash and cash equivalents....................     (7,840)       7,840
Cash and cash equivalents at beginning of period.......      7,840         --
                                                          --------    ---------
Cash and cash equivalents at end of period.............   $   --      $   7,840
                                                          ========    =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest...........................................   $117,475    $  81,940
                                                          ========    =========
    Income taxes.......................................   $ 21,000    $   4,373
                                                          ========    =========

                             See accompanying notes.

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



FINANCIAL STATEMENTS

These interim financial statements should be read in conjunction with the financial statements and notes thereto contained in Southern Union Company's (Southern Union and, together with its wholly-owned subsidiaries, the Company) Annual Report on Form 10-K for the fiscal year ended June 30, 2001. All dollar amounts in the tables herein, except per share amounts, are stated in thousands unless otherwise indicated. Certain prior period amounts have been reclassified to conform with the current period presentation. As of December 31, 2001, the Company had a cash overdraft of $15,789,000 which is reflected in accounts payable on the consolidated balance sheet.

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments (including both normal recurring as well as any non-recurring) necessary for a fair presentation of the results of operations for such periods. Because of the seasonal nature of the Company's operations, the results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. As further described below, the Company acquired Providence Energy Corporation and Fall River Gas Company on September 28, 2000 and Valley Resources, Inc. on September 20, 2000. Accordingly, the operating activities of the acquired operations are consolidated with the Company beginning on the respective acquisition dates. Thus, the results of operations of the Company for the periods subsequent to the acquisitions are not comparable to those periods prior to the acquisitions nor are the fiscal 2002 results of operations comparable with prior periods. Also, the results of operations for the three- and six-month periods ended
December 31, 2001 are not indicative of results that would necessarily be achieved for a full year since the majority of the Company's operating margin is earned during the winter heating season.

ACQUISITIONS AND DIVESTITURES

In December 2001, a subsidiary of the Company sold its 43-mile Carrizo Springs Pipeline for cash of $1,000,000, resulting in a pre-tax gain of $561,000. Also in December 2001, the Company sold South Florida Natural Gas, a natural gas division of Southern Union, and Atlantic Gas Corporation, a Florida propane subsidiary of the Company (collectively, the Florida Operations), for $10,000,000, resulting in a pre-tax loss of $1,500,000.

In September 2000, Southern Union completed the acquisitions of Providence Energy Corporation (ProvEnergy), Fall River Gas Company (Fall River Gas) and Valley Resources, Inc. (Valley Resources). Collectively, these operations (hereafter referred to as the Company's New England Operations) were acquired for approximately $422,000,000 in cash and 1,370,629 shares (before adjustment for any subsequent stock dividend) of Southern Union common stock, as well as the assumption of approximately $140,000,000 in long-term debt. The New England Operations' primary business is the distribution of natural gas through the New England Gas Company, which serves approximately 292,000 customers throughout Rhode Island and southeastern Massachusetts.

Subsidiaries of the Company acquired in the ProvEnergy merger include ProvEnergy Oil Enterprises, Inc. (ProvEnergy Oil), and ProvEnergy Power Company, LLC. ProvEnergy Oil, sold for $15,776,000 in August 2001, operated a fuel oil distribution business for residential and commercial customers in Rhode Island and Massachusetts. ProvEnergy Power Company owns 50% of Capital Center Energy Company, LLC, a joint venture formed between ProvEnergy and ERI Services, Inc. to provide retail power. Acquired in the Fall River Gas merger was Fall River Gas Appliance Company, Inc. which rents water heaters and conversion burners (primarily for residential use) in Fall River Gas' service area. Valley Resources' non-utility subsidiaries acquired in the merger were Valley Propane, Inc. (Valley Propane), Morris Merchants, Inc. (Morris Merchants), Valley Appliance Merchandising Company (VAMCO) and Alternate Energy Corporation (AEC). Valley Propane, sold for $5,301,000 in September 2001, provided liquid propane to customers in Rhode Island and nearby Massachusetts. Morris Merchants, sold for $1,586,000 in October 2001, served as a manufacturers' representative agency for franchised plumbing and heating contract supplies throughout New England. VAMCO merchandises and rents natural gas burning appliances, offers appliance service contract programs, sells water filtration systems and provides construction management services for natural gas-related projects. AEC sells, installs and designs natural gas

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



conversion systems and facilities. No gain or loss was recognized on any of these New England Operations' sales transactions.

The Company funded the cash portion of the acquisition of the New England Operations and any related refinancing of assumed debt with a bank note (the Term Note). See Debt and Capital Lease. The assets of the New England Operations have been included in the consolidated balance sheet of the Company at December 31, 2001 and the results of operations have been included in the statement of consolidated operations since their respective acquisition dates. The acquisitions were treated as a purchase with related goodwill of approximately $355,000,000. Effective July 1, 2001, goodwill, which was previously amortized on a straight-line basis over forty years, is now accounted for on an impairment-only approach. See Goodwill.

Subsidiaries of the Company acquired in the November 4, 1999 acquisition of Pennsylvania Enterprises, Inc. included PG Energy Services Inc. (Energy Services), PEI Power Corporation, Keystone Pipeline Services, Inc. (Keystone, a wholly-owned subsidiary of Energy Services), and Theta Land Corporation. Through Energy Services, the Company supplies propane and offers the inspection, maintenance and servicing of residential and small commercial gas-fired equipment. In July 2001, the commercial and industrial natural gas marketing contracts of Energy Services were sold for approximately $4,972,000, resulting in a pre-tax gain of $4,653,000. Keystone, sold for $3,300,000 in June 2001 for a pre-tax gain of $707,000, was engaged in the construction, maintenance, and rehabilitation of natural gas distribution pipelines. Theta Land Corporation, which owned and provided land management and development services for more than 44,000 acres of land, was sold for $12,150,000 in January 2000. No gain or loss was recognized on this transaction. The Company also plans to sell or dispose of the propane operations of Energy Services, which are not material to the Company. The Company has not yet sold these operations and there can be no assurance that a sale on terms satisfactory to the Company will be completed.

Pro Forma Financial Information

The following unaudited pro forma financial information for the six-month period ended December 31, 2000 is presented as though the following events had occurred at the beginning of the period presented: (i) acquisition of the New England Operations; (ii) the issuance of the Term Note; and (iii) the refinancing of certain short-term and long-term debt at the time of the acquisitions. The pro forma financial information is not necessarily indicative of the results which would have actually been obtained had the acquisition of the New England Operations, the issuance of the Term Note, or the refinancings been completed as of the assumed date for the period presented or which may be obtained in the future.

                                                                Six Months Ended
                                                                  December 31,
                                                                ----------------
                                                                      2000
                                                                ----------------

Operating revenues..........................................      $   793,467
Loss before extraordinary item..............................          (16,273)
Net loss available for common stock.........................          (16,273)
Net loss per common stock:
     Basic..................................................             (.30)
     Diluted................................................             (.30)

EARNINGS PER SHARE

Average shares outstanding for basic earnings per share were 50,772,866 and 52,425,554 for the three-month period ended December 31, 2001 and 2000 respectively; 51,597,356 and 51,721,885 for the six-month period ended
December 31, 2001 and 2000, respectively; and 52,009,927 and 51,536,572 for the twelve-month period ended December 31, 2001 and 2000, respectively. Diluted earnings per share includes

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



average shares outstanding as well as common stock equivalents from stock options and warrants. Common stock equivalents were 1,725,441 and 1,897,872 for the three-month period ended December 31, 2001 and 2000, respectively; nil and 1,714,635 for the six-month period ended December 31, 2001 and 2000, respectively; and 1,900,798 and 1,457,695 for the twelve-month period ended December 31, 2001 and 2000, respectively. At December 31, 2001, 1,152,778 shares of common stock were held by various rabbi trusts for certain of the Company's benefit plans and 61,264 shares were held in a rabbi trust for certain employees who deferred receipt of Company shares for stock options exercised.

During September and October of 2001, the Company repurchased 1,696,456 shares of it's common stock outstanding at prices ranging from $18.75 to $21.51 per share. The majority of these repurchases occurred in private off-market transactions.

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

In connection with the corporate reorganization and restructuring efforts, the Company recorded a one-time charge of $32,706,000 during the quarter ended September 30, 2001. The charge included: $17.7 million of voluntary and accepted ERP's, primarily through enhanced benefit plan obligations, and other employee benefit plan obligations; $8.5 million of RIF within the corporate offices and related employee separation benefits; and $6.2 million connected with various business realignment and restructuring initiatives. The Company expects that most of the restructuring actions will be completed by the end of fiscal year 2002.

During the quarter ended December 31, 2001, the Company paid approximately $2.8 million and nil in employee separation and other restructuring costs, respectively. Since implementation of the plan, the Company has paid approximately $3.1 million and $3 million in employee separation and other restructuring costs, respectively. The balance sheet carries a remaining reserve of approximately $8.9 million in estimated reorganization and restructuring expenditures as of December 31, 2001.

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

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The following table reflects the Company's comparative net loss before the change in accounting principle and goodwill amortization under Goodwill and Other Intangible Assets:

                                      Three Months Ended      Six Months Ended
                                         December 31,            December 31,
                                      ------------------    --------------------
                                        2001      2000         2001       2000
                                      --------  --------    ----------  --------

Reported income (loss) before
   change in accounting
   principle.....................     $ 19,750  $ 19,318    $ (10,653)  $  4,742
Goodwill amortization, net of
   taxes.........................         --       4,589         --        7,194
                                      --------  --------    ---------   --------
Adjusted net income (loss)
   before change in accounting
   principle.....................     $ 19,750  $  23,907   $ (10,653)  $ 11,936
                                      ========  =========   ==========  ========

Basic earnings (loss) per share:
   Reported income (loss) before
      change in accounting
      principle..................     $    .39  $     .37    $   (.21)  $    .09
   Goodwill amortization, net of
      taxes......................         --          .09        --          .14
                                      --------  ---------    --------   --------
   Adjusted net income (loss)
      before change in
      accounting principle.......     $    .39  $     .45    $   (.21)  $    .23
                                      ========  =========    ========   ========

Diluted earnings (loss) per share:
   Reported income (loss) before
      change in accounting
      principle..................     $    .37  $     .35    $   (.21)  $    .09
   Goodwill amortization, net of
      taxes......................         --          .08        --          .13
                                      --------  ---------    --------   --------
   Adjusted net income (loss)
      before change in
      accounting principle.......     $    .37  $     .43   .$   (.21)  $    .22
                                      ========  =========    ========   ========

The following displays changes in the carrying amount of goodwill for the six-month period ended December 31, 2001:

                                                                         Total
                                                                       ---------

Balance as of July 1, 2001.......................................      $724,620
Impairment losses................................................        (3,358)
Sale of subsidiaries and other operations........................        (7,873)
                                                                       --------
Balance as of December 31, 2001..................................      $713,389
                                                                       ========

In connection with the Company's Cash Flow Improvement Plan announced in July 2001, the Company began the divestiture of certain non-core assets. As a result of prices of comparable businesses for various non-core properties, a goodwill impairment loss of $3,358,000 was recognized in depreciation and amortization on the consolidated statement of operations for the quarter ended September 30, 2001. As a result of the sale of the Carrizo Springs Pipeline and the Florida Operations, goodwill of $7,873,000 was eliminated during the quarter ended December 31, 2001. See Acquisitions and Divestitures in the Notes to the Consolidated Financial Statements included herein.

INVESTMENT SECURITIES

At December 31, 2001, the Company held securities of Capstone Turbine Corporation (Capstone). This investment is classified as "available for sale" under the Financial Accounting Standards Board Standard Accounting for Certain Investments in Debt and Equity Securities. As of December 31, 2001, the Company's investment in Capstone had a fair value of $7,201,000 and unrealized gains, net of tax, related to this investment were $4,392,000. The

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Company has classified this investment as current, as it plans to monetize its investment in the near future and use the proceeds to reduce outstanding debt.

All other securities owned by the Company are accounted for under the cost method. The Company's other investments in securities consist primarily of preferred stock in non-public companies whose value is not readily determinable.

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

In accordance with adoption of the FASB Standard, Accounting for Derivative Instruments and Hedging Activities on July 1, 2000, the Company recorded a net-of-tax cumulative-effect gain of $602,000 in earnings to recognize the fair value of the gas derivative contracts at PG Energy Services Inc., a wholly-owned subsidiary, that were not designated as hedges. The Company also recorded $826,000 in accumulated other comprehensive income which recognizes the fair value of two interest rate swap derivatives that were designated as cash flow hedges.

Cash Flow Hedges The Company manages exposure against volatility in interest payments on variable rate debt through interest rate swaps. As of December 31, 2001, $954,000 in after-tax comprehensive income generated through the expiration of two interest rate swaps was partially offset by the fair value of the Company's remaining obligation under one interest rate swap which resulted in $291,000 of unrealized losses, net of tax. During the six-month period ended December 31, 2001, the Company recorded net settlement payments of $1,061,000 on these derivatives through interest expense. The Company expects to reclassify as interest expense $398,000 in derivative losses, net of taxes, from accumulated other comprehensive income as the settlement of swap payments occur over the next twelve months. The maximum term over which the Company is hedging exposures to the variability of cash flows is 22 months.

Trading Contracts In March 2001, the Company discovered unauthorized financial derivative energy trading activity by a non-regulated, wholly-owned subsidiary. All unauthorized trading activity was subsequently closed in March and April of 2001 resulting in a cumulative cash expense of $191,000, net of taxes. During the six-month period ended December 31, 2001, the Company recorded expiration of contracts resulting from this trading activity through other income, generating pre-tax earnings of $2,333,000. The majority of the remaining deferred liability of $5,243,000 at December 31, 2001 related to these derivative instruments will be recognized as income in the Consolidated Statement of Operations over the next four years based on the related contracts.

Beginning in May 2001, the Company acquired natural gas commodity swap derivatives and collar transactions in order to mitigate price volatility of natural gas passed through to utility customers. The cost of the derivative products and the settlement of the respective obligations are recorded through the gas purchase adjustment clause as

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



authorized by the applicable regulatory authority and therefore do not impact earnings. As of December 31, 2001, the fair value of the contracts, which expire at various times through May 2002, are included in the consolidated financial statements as a liability and a matching adjustment to deferred cost of gas of $2,313,000.

PREFERRED SECURITIES OF SUBSIDIARY TRUST

On May 17, 1995, Southern Union Financing I (Subsidiary Trust), a consolidated wholly-owned subsidiary of Southern Union, issued $100,000,000 of 9.48% Trust Originated Preferred Securities (Preferred Securities). In connection with the Subsidiary Trust's issuance of the Preferred Securities and the related purchase by Southern Union of all of the Subsidiary Trust's common securities (Common Securities), Southern Union issued to the Subsidiary Trust $103,092,800 principal amount of its 9.48% Subordinated Deferrable Interest Notes, due 2025 (Subordinated Notes). The sole assets of the Subsidiary Trust are the Subordinated Notes. The interest and other payment dates on the Subordinated Notes correspond to the distribution and other payment dates on the Preferred Securities and the Common Securities. Under certain circumstances, the Subordinated Notes may be distributed to holders of the Preferred Securities and holders of the Common Securities in liquidation of the Subsidiary Trust. The Subordinated Notes are redeemable at the option of the Company on or after May 17, 2000, at a redemption price of $25 per Subordinated Note plus accrued and unpaid interest. The Preferred Securities and the Common Securities will be redeemed on a pro rata basis to the same extent as the Subordinated Notes are repaid, at $25 per Preferred Security and Common Security plus accumulated and unpaid distributions. Southern Union's obligations under the Subordinated Notes and related agreements, taken together, constitute a full and unconditional guarantee by Southern Union of payments due on the Preferred Securities. As of December 31, 2001 and 2000, 4,000,000 shares of Preferred Securities were outstanding.

DEBT AND CAPITAL LEASE

                                                    December 31,       June 30,
                                                        2001             2001
                                                    ------------     -----------

7.60% Senior Notes due 2024.....................    $    364,515     $   364,515
8.25% Senior Notes due 2029.....................         300,000         300,000
Term Note, due 2002.............................         485,000         485,000
5.62% to 10.25% First Mortgage Bonds, due 2002
   to 2029......................................         147,976         150,815
7.70% Debentures, due 2027......................           6,801           6,806
Capital lease and other.........................          25,446          28,408
                                                    ------------     -----------
Total debt and capital lease....................       1,329,738       1,335,544
    Less current portion........................         526,642           5,913
                                                    ------------     -----------
Total long-term debt and capital lease..........    $    803,096     $ 1,329,631
                                                    ============     ===========

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

Capital Lease The Company completed the installation of an Automated Meter Reading (AMR) system at Missouri Gas Energy during the first quarter of fiscal year 1999. The installation of the AMR system involved an investment of approximately $30,000,000 which is accounted for as a capital lease obligation. As of December 31, 2001, the capital lease obligation outstanding was $22,204,000 with a fixed rate of 5.79%.

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Credit Facilities On May 29, 2001, the Company restated and amended its short-term and long-term credit facilities (together referred to as "Revolving Credit Facilities"). The Company has available $150,000,000 under the short-term facility, which expires May 28, 2002, and $225,000,000 under the long-term facility, which expires on May 29, 2004. The Company has additional availability under uncommitted line of credit facilities with various banks. Borrowings under the Revolving Credit Facilities are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. A balance of $214,950,000 was outstanding under the facilities at December 31, 2001.

Term Note On August 28, 2000 the Company entered into the Term Note to fund (i) the cash portion of the consideration to be paid to the Fall River Gas' stockholders; (ii) the all cash consideration to be paid to the ProvEnergy and Valley Resources stockholders; (iii) repayment of approximately $50,000,000 of long- and short-term debt assumed in the mergers; and (iv) all related acquisition costs. The Term Note, which initially expired on August 27, 2001, has been extended through August 26, 2002 for a fee. No additional draws can be made on the Term Note. In fiscal year 2002, the Company will refinance some portion or all of the Term Note. Sources of future or alternative financing that the Company may consider include commercial and investment banks, institutional lenders, institutional investors and public securities markets. The availability and terms of any such financing sources will depend upon various factors and conditions such as the Company's combined cash flow and earnings, the Company's resulting capital structure, and conditions in financial markets at the time of such offerings.

UTILITY REGULATION AND RATES

Missouri On July 5, 2001, the Missouri Public Service Commission (MPSC) issued an order approving a unanimous settlement of Missouri Gas Energy's rate request. The settlement provides for an annual $9,892,000 base rate increase, as well as $1,081,000 in added revenue from new and revised service charges. The majority of the rate increase will be recovered through increased monthly fixed charges to gas sales service customers. New rates became effective August 6, 2001, two months before the statutory deadline for resolving the case. The approved settlement resulted in the dismissal of all pending judicial reviews of prior rate cases. The settlement provides for the development of a two-year experimental low-income program that will help certain customers in the Joplin area pay their natural gas bills.

New England Gas Company On November 1, 2001, the New England Gas Company of Southern Union Company submitted a comprehensive filing with the Rhode Island Public Utilities Commission (RIPUC) to implement a "One State; One Rate" simplified and uniform rate structure. Such filing reflects the consolidated operations of the various gas distribution operations in Rhode Island and fulfills the terms of a settlement agreement associated with the merger of the Companies in Docket Nos. D-00-2 and D-00-3.

The filing includes: merger-related savings; technology investments over a five-year period; a commitment to developing Service Quality Standards in collaboration with state regulators; a "community reinvestment program"; and expansion of eligibility in the Business Choice program. The proposed rates would increase annual operating revenues by $7.2 million or 3%, with individual customer impacts varying as a result of the rate schedule consolidation and restructuring. Other changes incorporated in the filing include: separation of distribution charges from cost of gas charges; switching from billing on the basis of the volumetric measure Ccf (hundred cubic feet) to energy consumption (therms); customer- and company-sharing of any incremental merger-related savings; and introduction of a weather adjustment to customer bills.



--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The New England Gas Company had requested that the new rate schedules take effect on December 1, 2001. However, no rate change will take effect until the RIPUC has conducted a full investigation on the proposed rate restructuring and increase and actual implementation of changes is not expected until July 1, 2002.

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

North Texas Southern Union Gas received annual rate increases in Jacksboro, Weatherford and Mineral Wells, Texas in May 2000, September 2000 and May 2001, respectively, totaling $600,000. In addition, the Company received approval of an improved rate design that collects a greater portion of the Company's revenue stream from the monthly customers' charge and implementation of a Weather Normalization Adjustment Clause.

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

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

North of the Kansas City, Missouri Station A and B MGP sites, the City of Kansas City Port Authority ("Port Authority") is developing a parcel of land adjacent to the Missouri River and known as the "Riverfront Development." In the course of developing this property, the Port Authority entered the Riverfront Development into the Missouri Voluntary Cleanup Program. In a letter dated April 23, 2001, MDNR invited representatives of MGE, the Port Authority and Honeywell International Inc. (the alleged successor to Barrett Manufacturing Company, a tar manufacturer formerly located on a portion of the Riverfront Development) to a technical meeting to discuss the investigation, cleanup, closure and redevelopment of the Riverfront Development and MGE's properties. That meeting was held on May 16, 2001. On July 18, 2001, representatives of MGE and the Port Authority met to discuss MGE's proposal for a limited assessment and remediation of a portion of the Port Authority property allegedly impacted by the historic MGP. That proposal was set forth in a letter from MGE to the Port Authority dated July 31, 2001. In a letter dated July 27, 2001, Honeywell International Inc. proposed to the Port Authority that Honeywell perform a similar assessment on the portion of the Riverfront Development formerly occupied by Barrett Manufacturing Company. In a letter addressed to MGE and dated August 3, 2001, the Port Authority set forth its demand that MGE assume responsibility for the remediation of soil and groundwater at the Riverfront Development, and in a letter dated August 15, 2001, the Port Authority granted a conditional acceptance of MGE's proposal for MGE's limited assessment of the Riverfront Development. In September and October 2001, Honeywell and MGE each performed assessments of its proposed portion of the Port Authority property. Results of these assessments were provided to the Port Authority in November of 2001.

Providence, Rhode Island Sites During 1995, Providence Gas began an environmental evaluation of its primary gas distribution facility located at 642 Allens Avenue in Providence, Rhode Island. Environmental studies were completed and a subsequent remediation work plan was developed at an approximate cost of $4.5 million. Providence Gas began a soil remediation project on a 4.2 acre portion of the site ("Phase 1") in July 1999 under the terms of a remedial action work plan established in 1999 ("1999 RAWP"). Work under the 1999 RAWP was suspended in March 2001 pending the negotiation of modifications to the 1999 RAWP with the Rhode Island Department of Environmental Management ("RIDEM"). As of December 31, 2001, approximately $8,900,000 had been expended on soil remediation at the site. Based on the results of the environmental studies and the site information learned during the performance of work under the remediation work plan, the Company submitted a revised remedial action work plan ("Revised RAWP") for the site to RIDEM on July 24, 2001. RIDEM did not accept the Revised RAWP, and in a letter dated December 13, 2001, the agency directed the Company to complete Phase 1 under the terms of the 1999 RAWP within a six-month period during 2002. RIDEM indicated a willingness to consider certain specific modifications to the 1999 RAWP ("RAWP Modifications") which were submitted by the Company on January 15, 2002. Work on Phase 1 of the site remediation is scheduled to resume on March 15, 2002, and $5.8 million has been reserved for completion of this phase.

In November 1998, Providence Gas received a letter of responsibility from the RIDEM relating to possible contamination on previously owned property at 170 Allens Avenue in Providence. The current operator of the property has also received a letter of responsibility. A work plan had been created and approved by RIDEM. An investigation was then begun to determine the extent of contamination, as well as the extent of the Company's responsi bility. Providence Gas entered into a cost-sharing agreement with the current operator of the property, under which Providence Gas was responsible for approximately twenty percent (20%) of the costs related to the investigation.

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Costs of testing at this site as of December 31, 2001 were approximately $300,000. Until the results of the investigation are known, the Company cannot offer any conclusions as to its responsibility.

Tiverton, Rhode Island Site Fall River Gas Company was a defendant in a civil action seeking to recover anticipated remediation costs associated with contamination found at property owned by the plaintiffs. This claim was based on alleged dumping of material by Fall River Gas Company trucks at the site in the 1930s and 1940s. In an agreement effective December 3, 2001, the Company agreed to perform all assessment, remediation and monitoring activities at the site sufficient to obtain a final letter of compliance from the Rhode Island Department of Environmental Management.

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

To the extent that potential costs associated with former MGPs are quantified, the Company shall provide any appropriate accruals and seek recovery for such remediation costs through all appropriate means, including recovery of claims against other potentially responsible parties, insurance and regulatory relief. In the second quarter of fiscal year 2002, the Company entered into agreements with several of its historical insurance carriers in settlement of certain environmental claims. Of these settlement proceeds, $2,016,000 was recorded to income as it represented reimbursement for amounts previously expensed by the Company. The $5.8 million balance of the settlement proceeds is deferred pending future environmental assessments and remediation efforts as well as any future rate filing.

At the time of the closing of the acquisition of the Company's Missouri service territories, the Company entered into an Environmental Liability Agreement that provides that Western Resources retains financial responsibility for certain liabilities under environmental laws that may exist or arise with respect to Missouri Gas Energy. In addition, at the time it was acquired, Providence Gas had in place a regulatory plan that created a mechanism for the recovery of environmental-related costs. This plan provided that recovery of environmental investigation and remediation costs incurred through September 30, 1997, as well as costs incurred during the three-year term of the plan, are to be amortized over a 10-year period, at a level authorized under the plan. A plan, effective October 1, 2000 through June 30, 2002, establishes an environmental fund for the recovery of evaluation, remedial and clean-up costs arising out of the Company's MGPs and sites associated with the operation and disposal activities from MGPs.

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

There are several lawsuits pending that relate to activities surrounding Southern Union's efforts to acquire Southwest. Southern Union intends to vigorously pursue its claims against Southwest, ONEOK, and certain individual defendants. The Company believes that the results of the above-noted Southwest Gas litigation will not have a materially adverse effect on the Company's financial condition, results of operations or cash flows.

Regulatory In August 1998, the City of Edinburg obtained a jury verdict totaling approximately $13,000,000 jointly and severally against PG&E Gas Transmission -Texas Corporation (formerly Valero Energy Corporation (Valero)), and a number of its subsidiaries, as well as former Valero subsidiary Rio Grande Valley Gas Company (RGV) and RGV's successor company, Southern Union Company for the alleged underpayment of franchise fees. (Southern Union purchased RGV from Valero in 1993.) The trial court reduced the jury award. Subsequently, the Texas (13th District) Court of Appeals further reduced the award to $4,085,000. The Court of Appeals also remanded a portion of the case to the trial court with instructions to retry certain issues. The Company continues to pursue reversal on appeal. The Company believes that the outcome of the matter will not have a material adverse impact on the Company's results of operations, financial position or cash flows.

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



--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Overview The Company's core business is the distribution of natural gas as a public utility through: Southern Union Gas, Missouri Gas Energy (MGE), PG Energy, and the New England Gas Company (effective with the September 2000 acquisitions of Providence Energy Corporation, Valley Resources, Inc. and Fall River Gas Company). In addition, subsidiaries of Southern Union exist to support and expand natural gas sales and to capitalize on the Company's gas energy expertise. These subsidiaries operate natural gas pipeline systems, generate electricity, market natural gas to end-users and distribute propane. Certain subsidiaries also own or hold interests in real estate and other assets, which are primarily used in the Company's utility business.

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

Acquisitions and Divestitures In December 2001, a subsidiary of the Company sold their 43-mile Carrizo Springs Pipeline for $1,000,000, resulting in a pre-tax gain of $561,000. Also in December 2001, the Company sold South Florida Natural Gas, a natural gas division of Southern Union, and Atlantic Gas Corporation, a Florida propane subsidiary of the Company, for $10,000,000, resulting in a pre-tax loss of $1,500,000.

On September 28, 2000, Southern Union completed the acquisitions of Providence Energy Corporation (ProvEnergy) and Fall River Gas Company (Fall River Gas), and on September 20, 2000, Southern Union completed the acquisition of Valley Resources, Inc. (Valley Resources). Collectively, these operations (hereafter referred to as the Company's New England Operations) were acquired for approximately $422,000,000 in cash and 1,370,629 shares (before adjustment for any subsequent stock dividend) of Southern Union common stock, as well as the assumption of approximately $140,000,000 in long-term debt. The New England Operations' primary business is the distribution of natural gas through the New England Gas Company, which serves approximately 292,000 customers throughout Rhode Island and southeastern Massachusetts.

Subsidiaries of the Company acquired in the ProvEnergy merger include ProvEnergy Oil Enterprises, Inc. (ProvEnergy Oil) and ProvEnergy Power Company, LLC. ProvEnergy Oil, sold for $15,776,000 in August 2001, operated a fuel oil distribution business for residential and commercial customers in Rhode Island and Massachusetts. ProvEnergy Power Company owns 50% of Capital Center Energy Company, LLC, a joint venture formed between ProvEnergy and ERI Services, Inc. to provide retail power. Acquired in the Fall River Gas merger was Fall River Gas Appliance Company, Inc., which rents water heaters and conversion burners (primarily for residential use) in Fall River Gas' service area. Valley Resources' non-utility subsidiaries acquired in the merger were Valley Propane, Inc. (Valley Propane), Morris Merchants, Inc. (Morris Merchants), Valley Appliance Merchandising Company (VAMCO) and Alternate Energy Corporation (AEC). Valley Propane, sold for $5,301,000 in September 2001, provided liquid propane to customers in Rhode Island and nearby Massachusetts. Morris Merchants, sold for $1,586,000 in October 2001, served as a manufacturers' representative agency for franchised plumbing and heating contract supplies throughout New England. VAMCO merchandises and rents natural gas burning appliances, offers appliance service contract programs, sells water filtration systems and provides construction management services for natural gas-related projects. AEC sells, installs and designs natural gas conversion systems and facilities. No gain or loss was recognized on any of these New England Operations' sales transactions.

Subsidiaries of the Company acquired in the November 4, 1999 acquisition of Pennsylvania Enterprises, Inc. included PG Energy Services Inc. (Energy Services), PEI Power Corporation, Keystone Pipeline Services, Inc. (Keystone, a wholly-owned subsidiary of Energy Services), and Theta Land Corporation.
Through Energy Services, the Company supplies propane and offers the inspection, maintenance and servicing of residential and small commercial gas-fired equipment. In July 2001, the commercial and industrial natural gas marketing contracts of

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Energy Services were sold for approximately $4,972,000, resulting in a pre-tax gain of $4,653,000. Keystone, sold for $3,300,000 in June 2001 for a pre-tax gain of $707,000, was engaged in the construction, maintenance, and rehabilitation of natural gas distribution pipelines. Theta Land Corporation, which owned and provided land management and development services for more than 44,000 acres of land, was sold for $12,150,000 in January 2000. No gain or loss was recognized on this transaction. The Company also plans to sell or dispose of the propane operations of Energy Services, which are not material to the Company. The Company has not yet sold these operations and there can be no assurance that a sale on terms satisfactory to the Company will be completed.

The operating activities of the acquired operations are consolidated with the Company beginning on their respective acquisition dates. As a result of this and the divestiture of non-core business assets, the results of operations for the three-, six- and twelve-month periods ended December 31, 2001 are not indicative of results that would necessarily be achieved for a full year. Additionally, the majority of the Company's operating margin is earned during the winter heating season.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2001 and 2000

The Company recorded net earnings available for common stock of $19,750,000 for the three-month period ended December 31, 2001 compared with net earnings of $19,318,000 for the same period in 2000. Earnings per diluted share were $.37 in 2001, compared to $.35 in 2000. Weighted average diluted shares outstanding decreased 3% in 2001 due to the repurchase of 1,696,456 shares of the Company's common stock in September and October 2001.

Operating revenues were $376,441,000 for the three-month period ended December 31, 2001, compared with $605,339,000 in 2000. Gas purchase and other energy costs for the three-month period ended December 31, 2001 were $226,951,000, compared with $433,925,000 in 2000. The Company's operating revenues are affected by the level of sales volumes and by the pass-through of increases or decreases in the Company's gas purchase costs through its purchased gas adjustment clauses. Additionally, revenues are affected by increases or decreases in gross receipts taxes (revenue-related taxes) which are levied on sales revenue as collected from customers and remitted to the various taxing authorities. The decrease in both operating revenues and gas purchase costs between periods was primarily due to a 30% decrease in gas sales volume to 44,190 MMcf in 2001 from 63,031 MMcf in 2000 and by an 18% decrease in the average cost of gas from $6.23 per Mcf in 2000 to $5.11 per Mcf in 2001. Changes in the average cost of gas resulted from seasonal impacts on demands for natural gas and the ensuing competitive pricing within the industry. The decrease in gas sales volumes is primarily due to the warmer-than-normal weather in 2001 as compared to 2000 in all of the Company's service territories.

Weather in Southern Union Gas service territories was 89% of a 30-year measure for the three-month period ended December 31, 2001, compared with 131% in 2000. About half of the customers served by Southern Union Gas are weather normalized. MGE's service territories experienced weather that was 76% of a 30-year measure in 2001, compared with 123% in 2000. Weather for the PG Energy service territories was 83% of a 30-year measure for the three-month period ended December 31, 2001, compared with 113% in 2000. The New England Gas Company service territories experienced weather that was 85% of a 30-year measure in 2001, compared with 110% in 2000.

Operating margin (operating revenues less gas purchase and other energy costs and revenue-related taxes) decreased $11,620,000 for the three-month period ended December 31, 2001 compared with the same period in 2000. Operating margin decreased principally as a result of the warmer-than-normal weather, previously discussed. This decrease was partially offset by the timing of a $10,973,000 annual revenue increase granted to MGE effective August 6, 2001 and a $10,800,000 annual revenue increase granted to PG Energy effective on January 1, 2001.

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Operating expenses, which include operating, maintenance and general expenses, depreciation and amortization, and taxes other than on income and revenues, were $79,393,000 for the three-month period ended December 31, 2001, a decrease of $14,446,000, compared with $93,839,000 in 2000. Operating expenses decreased due to the elimination of goodwill amortization resulting from the Company's adoption of Goodwill and Other Intangible Assets effective July 1, 2001. In accordance with this Standard, the Company has ceased the amortization of goodwill, which generated $4,848,000 of expense during the quarter ending December 31, 2000, and currently accounts for goodwill on an impairment-only approach. See Goodwill in the Notes to the Consolidated Financial Statements included herein. Additionally, in connection with the Company's Cash Flow Improvement Plan announced in July 2001 and discussed below, the Company realized savings of approximately $2,500,000 during the three-month period ended December 31, 2001 primarily due to the acceptance of voluntary Early Retirement Programs ("ERPs") in certain of its operating divisions and a limited reduction in force ("RIF") within its corporate offices. During the three-month period ended December 31, 2001, Southern Union began to recover certain amounts from various insurance carriers for past and future environmental expenditures. To the extent that such related past expenditures had been expensed by the Company, a portion of these recoveries are recorded as a reduction to operating expense. During the quarter ended December 31, 2001, the Company recognized a reduction in operating expense of $2,016,000 for past environmental expenditures. The three-month period ended December 31, 2000 was impacted by $2,038,000 in non-cash compensation expense associated with shares of common stock held in a trust for one of the Company's benefit plans. The Company amended this plan during the third quarter of fiscal year 2001 which eliminated any future expense, or income volatility, associated with the accounting treatment for such benefit plan. See Commitments and Contingencies in the Notes to the Consolidated Financial Statements included herein.

Interest expense was $21,913,000 for the three-month period ended December 31, 2001, compared to $30,303,000 in 2000. Interest expense decreased primarily due to both a reduction in principal and the variable interest rate from 2000 to 2001 on the bank note (the Term Note) entered into by the Company on August 28, 2000 for the acquisition of the New England Operations. The Company entered into the Term Note to (i) fund the cash consideration paid to stockholders of Fall River Gas, ProvEnergy and Valley Resources, (ii) refinance and repay long- and short-term debt assumed in the New England Operations, and (iii) acquisition costs of the New England Operations. See Debt and Capital Lease in the Notes to the Consolidated Financial Statements included herein.

Other expense for the three-month period ended December 31, 2001 was $409,000 compared to other income of $14,911,000 in 2000. Other expense for the three-month period ended December 31, 2001, includes $3,300,000 of legal costs associated with ongoing litigation from the unsuccessful acquisition of Southwest Gas Corporation (Southwest) and a $1,500,000 loss on the sale of South Florida Natural Gas, a natural gas division of Southern Union, and Atlantic Gas Corporation, a Florida propane subsidiary of the Company (collectively, the Florida Operations). These items were partially offset by the recognition of $1,976,000 in previously recorded deferred income related to financial derivative energy trading activity of a wholly-owned subsidiary, $1,298,000 of interest and dividend income, and a $561,000 gain on the sale of a 43-mile pipeline also by a subsidiary of the Company. Other income for the three-month period ended December 31, 2000 primarily consisted of a $13,532,000 gain on the sale of non-core real estate, realized gains on the sale of a portion of Southern Union's holdings in Capstone Turbine Corporation of $8,869,000 and $1,652,000 of interest and dividend income. This was partially offset by $5,849,000 of non-cash trading losses and $2,857,000 of costs associated with the aforementioned unsuccessful acquisition and related litigation.

The effective federal and state income tax rate is 38% and 46% for the three months ended December 31, 2001 and 2000, respectively. The decline in the effective tax rate is due to the Company's adoption of Goodwill and Other Intangible Assets, previously discussed, which eliminates the amortization of goodwill, in which the majority was non-tax deductible.



--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Six Months Ended December 31, 2001 and 2000

The Company recorded a net loss attributable to common stock of $10,653,000 for the six-month period ended December 31, 2001 compared with net earnings of $5,344,000 in 2000. Net loss per common share, based on weighted average shares outstanding during the period, was $.21 in 2001 compared with net earnings per diluted share of $.10 in 2000. The six-month period ended December 31, 2001 net loss was principally impacted by a pre-tax charge for business restructuring of $32,706,000 ($.39 per share).

Operating revenues were $550,410,000 for the six-month period ended December 31, 2001, compared with $749,808,000 in 2000. Gas purchase and other energy costs for the six-month period ended December 31, 2001 were $319,938,000, compared with $518,458,000 in 2000. The decrease in both operating revenues and gas purchase costs between periods was primarily due to a 23% decrease in sales volume from 76,762 MMcf in 2000 to 59,454 MMcf in 2001 and by an 10% decrease in the average cost of gas from $5.93 per Mcf in 2000 to $5.31 per Mcf in 2001. Changes in the average cost of gas resulted from seasonal impacts on demands for natural gas and the ensuing competitive pricing within the industry. Warmer-than-normal weather in 2001 as compared with 2000 in the Texas, Missouri and Pennsylvania service territories resulted in a net gas sales volume decrease of 17,438 MMcf.

Weather in Southern Union Gas service territories was 89% of a 30-year measure for the six-month period ended December 31, 2001, compared with 131% in 2000. About half of the customers served by Southern Union Gas are weather normalized. MGE's service territories experienced weather that was 77% of a 30-year measure in 2001, compared with 123% in 2000. Weather for the PG Energy service territories was 85% of a 30-year measure for the six-month period ended December 31, 2001, compared with 119% in 2000. The New England Gas Company service territories experienced weather that was 87% of a 30-year measure in 2001, compared with 110% for the three-month period ended December 31, 2000.

Operating margin increased $8,473,000 for the six-month period ended December 31, 2001 compared with the same period in 2000. Operating margin increased principally as a result of the acquisition of the New England Operations which contributed a net increase of $12,294,000 for the six-month period ended December 31, 2001. The timing of a $10,973,000 annual revenue increase granted to MGE effective August 6, 2001 and the $10,800,000 annual revenue increase granted to PG Energy effective on January 1, 2001 also impacted operating margin. These items were partially offset by reduced gas sales volume in the Texas, Missouri and Pennsylvania service territories due to the warmer-than-normal weather, previously discussed.

Operating expenses, excluding business restructuring charges, were $162,683,000 for the six-month period ended December 31, 2001, an increase of $11,000,000, compared with $151,683,000 in 2000. Operating expenses increased primarily as a result of the acquisition of the New England Operations, which generated a net increase of $22,381,000. This was partially offset by the elimination of goodwill amortization resulting from the Company's adoption of Goodwill and Other Intangible Assets, previously discussed, which generated $7,583,000 of expense during the six-month period ending December 31, 2000. Additionally, in connection with the previously mentioned Cash Flow Improvement Plan, the Company began the divestiture of certain non-core subsidiaries and assets. As a result of prices of comparable businesses for various non-core properties, a goodwill impairment loss of $3,358,000 was recognized in depreciation and amortization on the consolidated statement of operations during the six-month period ended December 31, 2001. See Goodwill in the Notes to the Consolidated Financial Statements included herein. Operating expenses for the six-month period ended December 31, 2001 were also impacted by realized savings of approximately [$3,000,000] from the previously mentioned Cash Flow Improvement Plan and $2,016,000 of environmental insurance recoveries, also previously discussed. The six-month period ended December 31, 2000

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



was impacted by $2,455,000 of non-cash compensation expense from one of the Company's benefit plans, previously mentioned.

Business reorganization and restructuring initiatives were commenced in August 2001 as part of a previously announced Cash Flow Improvement Plan designed to increase annualized pre-tax cash flow from operations by at least $50 million by the end of fiscal year 2002. Actions taken by the Company included (i) the offering of voluntary Early Retirement Programs ("ERPs") in certain of its operating divisions and (ii) a limited reduction in force ("RIF") within its corporate offices. ERPs, providing for increased benefits for those electing retirement, were offered to approximately 400 eligible employees across the Company's operating divisions, with approximately 60% of such eligible employees accepting. The RIF was limited solely to certain corporate employees in the Company's Austin and Kansas City offices with forty-eight employees being offered severance packages. As a result of actions associated with the business reorganization and restructuring, the Company expects an annual cost savings in a range of $30 million to $35 million. In connection with the corporate reorganization and restructuring efforts, the Company recorded a one-time charge of $32,706,000 during the quarter ended September 30, 2001. The charge included:
$17.7 million of voluntary and accepted ERP's, primarily through enhanced benefit plan obligations, and other employee benefit plan obligations; $8.5 million of RIF within the corporate offices and related employee separation benefits; and $6.2 million connected with various business realignment and restructuring initiatives. The Company expects that most of the restructuring actions will be completed by the end of fiscal year 2002. See Business Restructuring Charges in the Notes to the Consolidated Financial Statements included herein.

Interest expense was $49,072,000 for the six-month period ended December 31, 2001, compared to $46,609,000 in 2000. Interest expense increased primarily due to the previously mentioned Term Note entered into by the Company on August 28, 2000 for the acquisition of the New England Operations, as well as the assumption by the Company of $113,321,000 in long-term debt of the New England Operations which was not refinanced or extinguished with the Term Note. See Debt and Capital Lease in the Notes to the Consolidated Financial Statements included herein.

Other income for the six-month period ended December 31, 2001 was $23,187,000 compared to $9,397,000 in 2000. Other income for the six-month period ended December 31, 2001, includes gains of $17,166,000 generated through the settlement of several interest rate swaps, a gain of $4,653,000 realized through the sale of marketing contracts held by PG Energy Services Inc., $3,203,000 in interest and dividend income, the recognition of $2,333,000 in previously recorded deferred income related to financial derivative energy trading activity of a wholly-owned subsidiary, and a $561,000 gain on the sale of a 43-mile pipeline also by a subsidiary of the Company. This was partially offset by $4,906,000 of legal costs associated with Southwest and a $1,500,000 loss on the sale of the Florida Operations, both previously discussed. Other income for the six-month period ended December 31, 2000 primarily consisted of a $13,532,000 gain on the sale of non-core real estate, realized gains on the sale of investment securities of $8,869,000 and $2,325,000 of interest and dividend income. This was partially offset by $9,044,000 of non-cash trading losses and $4,898,000 of costs associated with Southwest.

The effective federal and state income tax rate is 30% and 46% for the six months ended December 31, 2001 and 2000, respectively. The decline in the effective tax rate is due to the Company's adoption of Goodwill and Other Intangible Assets, previously discussed.

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



--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Twelve Months Ended December 31, 2001 and 2000

The Company recorded net earnings available for common stock of $41,288,000 for the twelve-month period ended December 31, 2001 compared with net earnings of $14,157,000 in 2000. Earnings per diluted share were $.75 in 2001 compared with earnings per diluted share of $.26 in 2000.

Operating revenues were $1,733,415,000 for the twelve-month period ended December 31, 2001, compared with operating revenues of $1,257,131,000 in 2000. Gas purchase and other energy costs for the twelve-month period ended
December 31, 2001 were $1,176,230,000, compared with $831,767,000 in 2000. Both operating revenues and gas purchase costs were primarily impacted by a 7% increase in gas sales volume from 148,418 MMcf in 2000 to 159,348 MMcf in 2001 and by a 40% increase in the average cost of gas from $4.89 per Mcf in 2000 to $6.86 per Mcf in 2001 due to increases in average spot market gas prices. The New England Operations generated a net increase of $278,205,000 in operating revenues, $159,809,000 in gas purchase and other energy costs and 21,242 MMcf of the increase in gas sales volume. The increase in both operating revenues and gas purchase and other energy costs between periods was partially offset by warmer-than-normal weather in 2001 as compared with 2000 in the Missouri and Pennsylvania service territories, which resulted in a net gas sales volume decrease of 6,759 MMcf.

Weather in Southern Union Gas service territories was 96% of a 30-year measure for the twelve-month period ended December 31, 2001, compared with 88% in 2000. About half of the customers served by Southern Union Gas are weather normalized. MGE's service territories experienced weather that was 89% of a 30-year measure in 2001, compared with 96% in 2000. Weather for the PG Energy service territories was 94% of a 30-year measure for the twelve-month period ended December 31, 2001, compared with 103% in 2000. The New England Gas Company service territories experienced weather that was 94% of a 30-year measure in 2001.

Operating margin increased $120,979,000 for the twelve-month period ended December 31, 2001 compared with the same period in 2000. Operating margin increased principally as a result of the acquisition of the New England Operations which contributed a net increase of $112,355,000 for the twelve-month period ended December 31, 2001. The timing of a $10,973,000 annual revenue increase granted to MGE effective August 6, 2001 and the $10,800,000 annual revenue increase granted to PG Energy effective on January 1, 2001 also impacted operating margin. These items were partially offset by reduced gas sales volume in the Missouri and Pennsylvania service territories, previously discussed.

Operating expenses, excluding business restructuring charges, which was previously discussed, were $367,399,000 for the twelve-month period ended December 31, 2001, compared with operating expenses of $268,613,000 in 2000. An increase of $89,854,000 was the result of the timing of the acquisition of the New England Operations. An increase in bad debt expense in the Texas, Missouri and Pennsylvania service territories of $16,190,000 resulted from an increase in delinquent customer receivables as a result of higher gas prices and colder weather. Also impacting operating expenses for the twelve-month period ended December 31, 2001 was a goodwill impairment loss of $3,358,000, previously discussed. This was partially offset by the elimination of goodwill amortization resulting from the Company's adoption of Goodwill and Other Intangible Assets, also previously discussed, which generated a net increase in expense of $2,971,000 during the twelve-month period ending December 31, 2000 as compared to the same period in 2001. See Goodwill in the Notes to the Consolidated Financial Statements included herein. The increase in operating expense between periods was also partially offset by savings of $3,000,000 realized through the Cash Flow Improvement Plan and $2,016,000 of environmental insurance recoveries, both previously mentioned. The twelve-month period ended
December 31, 2000 was impacted by $2,311,000 of non-cash compensation expense from one of the Company's benefit plans, also previously discussed.



--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Interest expense was $105,982,000 for the twelve-month period ended December 31, 2001 compared to $76,438,000 in 2000. Interest expense increased primarily due to the previously mentioned Term Note entered into by the Company for the acquisition of the New England Operations, as well as the assumption by the Company of long-term debt of the New England Operations, also previously discussed. See Debt and Capital Lease in the Notes to the Consolidated Financial Statements included herein.

Other income for the twelve-month period ended December 31, 2001 was $90,609,000 compared to $4,183,000 in 2000. Other income for the twelve-month period ended December 31, 2001, includes realized gains on the sale of investment securities of $65,713,000, gains of $17,166,000 generated through the settlement of several interest rate swaps, $8,829,000 in interest and dividend income, the recognition of $5,693,000 related to financial derivative energy trading activity of a wholly-owned subsidiary, a gain of $4,653,000 realized through the sale of marketing contracts held by PG Energy Services Inc., and a $561,000 gain on the sale of a 43-mile pipeline also by a subsidiary of the Company. This was partially offset by $12,863,000 of legal costs associated with Southwest and a $1,500,000 loss on the sale of the Florida Operations, both previously discussed. Other income for the twelve-month period ended December 31, 2000 primarily consisted of a $13,532,000 gain on the sale of non-core real estate and realized gains on the sale of investment securities of $8,869,000. This was partially offset by $11,280,000 of non-cash trading losses and $11,261,000 of costs associated with Southwest.

The Company's consolidated federal and state effective income tax rate was 43% and 49% for the twelve-month period ended December 31, 2001 and 2000, respectively. The decline in the effective tax rate is due to the Company's adoption of Goodwill and Other Intangible Assets, previously discussed.


--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following table sets forth certain information regarding the Company's gas utility operations for the three- and twelve-month periods ended December 31, 2001 and 2000:

                                     Three Months             Twelve Months
                                  Ended December 31,        Ended December 31,
                                   2001        2000          2001        2000
                                ----------  ----------    ----------  ----------

Average number of gas sales
   customers served:
      Residential............    1,331,980   1,328,725     1,329,169   1,125,688
      Commercial.............      127,823     127,758       128,496     111,069
      Industrial and
         irrigation..........        4,221       4,282         4,295       1,651
      Public authorities
         and other...........        3,180       3,129         3,175       3,161
      Pipeline and marketing.          346         367           351         298
                                ----------  ----------    ----------  ----------
         Total average
            customers served.        1,467   1,464,261     1,465,486   1,241,867
                                ==========  ==========    ==========  ==========

Gas sales in millions of
   cubic feet (MMcf)
      Residential............       18,124      27,250       100,342      82,273
      Commercial.............        7,552      10,908        40,968      34,311
      Industrial and
         irrigation..........          927       1,372         4,995       2,827
      Public authorities
         and other...........          645         957         2,889       2,863
      Pipeline and marketing.        3,886       4,394        15,418      17,143
                                ----------  ----------    ----------  ----------
         Gas sales billed....       31,134      44,881       164,612     139,417
      Net change in unbilled
         gas sales...........       13,056      18,150        (5,264)      9,001
                                ----------  ----------    ----------  ----------
         Total gas sales.....       44,190      63,031       159,348     148,418
                                ==========  ==========    ==========  ==========

Gas sales revenues
   (thousands of dollars):
      Residential............   $  189,541  $  252,896    $1,091,729  $  639,076
      Commercial.............       66,455      93,476       402,399     238,108
      Industrial and
         irrigation..........        7,776      10,760        43,212      19,291
      Public authorities
         and other...........        3,784       7,031        23,100      16,618
      Pipeline and marketing.       11,010      17,750        69,909      58,957
                                ----------  ----------    ----------  ----------
         Gas revenues billed.      278,566     381,913     1,630,349     972,050
      Net change in unbilled
         gas sales revenues..       80,312     140,152       (55,034)     95,230
                                ----------  ----------    ----------  ----------
         Total gas sales
            revenues.........   $  358,878  $  522,065    $1,575,315  $1,067,280
                                ==========  ==========    ==========  ==========

Gas sales revenue per
   thousand cubic feet
   (Mcf) billed:
      Residential............   $    10.46  $     9.28    $    10.88  $     7.77
      Commercial.............         8.80        8.57          9.82        6.94
      Industrial and
         irrigation..........         8.39        7.84          8.65        6.82
      Public authorities
         and other...........         5.86        7.35          8.00        5.80
      Pipeline and marketing.         2.83        4.04          4.53        3.44

Weather:
   Degree days:
      Southern Union Gas
         service territories.          733       1,087         2,022       1,891
      Missouri Gas Energy
         service territories.        1,504       2,405         4,645       5,045
      PG Energy service
         territories.........        1,800       2,508         5,848       6,460
      New England Gas Company
         service territories.        1,695       2,194         5,519       2,194
   Percent of normal based
      on 30-year measure:
         Southern Union Gas
            service
            territories......          89%        131%           96%         88%
         Missouri Gas Energy
            service
            territories......          76%        123%           89%         96%
         PG Energy service
            territories......          83%        113%           94%        103%
         New England Gas
            Company service
            territories......          85%        110%           94%        110%

Gas transported in millions
   of cubic feet (MMcf)......       24,095      28,354        90,011      90,180
Gas transportation revenues
   (thousands of dollars)....   $   12,883  $   14,612    $   44,677  $   42,193

--------------------

The above information does not include the Company's 43% equity ownership in a natural gas distribution company serving 25,000 customers in Piedras Negras, Mexico. Information for Fall River Gas and ProvEnergy, acquired September 28, 2000, and Valley Resources, acquired September 20, 2000, is included since October 1, 2000. The 30-year measure of weather is used above for consistent external reporting purposes. Measures of normal weather used by the Company's regulatory authorities to set rates vary by jurisdiction. Periods used to measure normal weather for regulatory purposes range from 10 years to 30 years.

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

On May 29, 2001, the Company renewed and amended its short-term and long-term credit facilities (together referred to as "Revolving Credit Facilities"). The Company has available $150,000,000 under the short-term facility, which expires May 28, 2002, and $225,000,000 under the long-term facility, which expires on May 29, 2004. The Company has additional availability under uncommitted line of credit facilities with various banks. Borrowings under the Revolving Credit Facilities are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. A balance of $214,950,000 was outstanding under the Revolving Credit Facilities at December 31, 2001 and $147,600,000 at February 13, 2002.

On August 28, 2000 the Company entered into the Term Note to fund (i) the cash portion of the consideration to be paid to the Fall River Gas' stockholders;
(ii) the all cash consideration to be paid to the ProvEnergy and Valley Resources stockholders; (iii) repayment of approximately $50,000,000 of long- and short-term debt assumed in the mergers; and (iv) all related acquisition costs. As of December 31, 2001, a balance of $485,000,000 was outstanding on this Term Note. No additional draws can be made on the Term Note. In fiscal year 2002, the Company plans to refinance some portion or all of the Term Note. Sources of future or alternative financing that the Company may consider include commercial and investment banks, institutional lenders, institutional investors and public securities markets. The availability and terms of any such financing sources will depend upon various factors and conditions such as the Company's combined cash flow and earnings, the Company's resulting capital structure, and conditions in financial markets at the time of such offerings.

The principal sources of funds during the three-month period ended December 31, 2001 were $31,274,000 from operations, $21,950,000 borrowed under the Company's Revolving Credit Facilities and proceeds from the sale of various subsidiaries of $12,586,000. The principal uses of funds during this period included $33,012,000 for the repurchase of Company common stock and $32,757,000 for on-going property, plant and equipment additions.

The principal sources of funds during the six-month period ended December 31, 2001 were proceeds from the sale of various subsidiaries of $33,663,000, $24,350,000 borrowed under the Company's Revolving Credit Facilities, proceeds of $17,166,000 generated from the settlement of interest rate swaps and $10,631,000 from operations. This provided funds of $57,147,000 for on-going property, plant and equipment additions and $34,711,000 for the repurchase of Company common stock.

The effective interest rate under the Company's current debt structure is 6.24% (including interest and the amortization of debt issuance costs and redemption premiums on refinanced debt).

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

ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations and the related costs associated with the retirement of tangible long-lived assets. Accounting for Asset Retirement Obligations is effective for all fiscal years beginning after June 15, 2002. The Statement's purpose is to develop consistent financial treatment of asset retirement obligations and the associated costs, improve disclosure regarding the impact of retirement obligations on future cash outflows, leverage and liquidity, and provide more information related to gross investment in long-lived assets. The Company is currently evaluating the effect this Statement will have on the earnings and financial condition of the Company.

In August 2001, the FASB issued Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the presentation of discontinued operations to include more disposal transactions. Accounting for the Impairment or Disposal of Long-Lived Assets is effective for all fiscal years beginning after December 15, 2001. The Statement's purpose is to develop a single accounting model for long-lived assets to be disposed of by sale and enhance disclosure regarding the effects of a disposal transaction on ongoing operations. The Company is currently evaluating the effect this Statement will have on the earnings and financial condition of the Company.

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

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES



RESULTS OF VOTES OF SECURITY HOLDERS

Southern Union held its Annual Meeting of Stockholders on November 14, 2001. The following matter was submitted for a vote by Southern Union's security holders: the election of four persons to serve as the Class II directors until the 2004 Annual Meeting of Stockholders or until their successors are duly elected and qualified.

The number of votes cast for, abstaining or withheld for each nominee for director at the Annual Meeting of Stockholders, were:

                                           For          Abstaining      Withheld
                                       -----------      ----------      --------

Election of nominees as Class II
   Directors:
      Aaron I. Fleischman               43,692,340          --           441,275
      Kurt A. Gitter, M. D.             43,705,915          --           427,700
      Adam M. Lindemann                 43,681,943          --           451,672
      George Rountree, III              43,708,183          --           425,432





--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  SOUTHERN UNION COMPANY
                                         ---------------------------------------
                                                      (Registrant)






Date   February 14, 2002                 By DAVID J. KVAPIL
     ---------------------                  ------------------------------------
                                            David J. Kvapil
                                            Executive Vice President and Chief
                                               Financial Officer


--------------------------------------------------------------------------------