Form 10-Q
period 2002-03-30
SOUTHERN UNION CO
filed 2002-05-15
CIK 203248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                 ----------------

                                    FORM 10-Q


                         For the quarterly period ended
                         ------------------------------

                                 March 31, 2002


                           Commission File No. 1-6407

                              ---------------------


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

The number of shares of the registrant's Common Stock outstanding on May 10, 2002 was 52,378,438.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                                    FORM 10-Q
                                 March 31, 2002
                                      Index




PART I.  FINANCIAL INFORMATION                                           Page(s)
                                                                         -------

     Item 1.  Financial Statements

              Consolidated statements of operations - three, nine
                 and twelve months ended March 31, 2002 and 2001           2-4

              Consolidated balance sheet - March 31, 2002 and 2001
                 and June 30, 2001                                         5-6

              Consolidated statement of stockholders' equity - nine
                 months ended March 31, 2002 and twelve months ended
                 June 30, 2001                                              7

              Consolidated statements of cash flows - three, nine and
                  twelve months ended March 31, 2002 and 2001              8-10

              Notes to consolidated financial statements                  11-21

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      22-32

     Item 3.  Quantitative and Qualitative Disclosures about
                 Market Risk                                                31

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

                  (See "COMMITMENTS AND CONTINGENCIES" in Notes to
                   Consolidated Financial Statements)                     18-21

     Item 6.  Exhibits and Reports on Form 8-K

                  Reports on Form 8-K

                    Date
                    Filed             Description of Filing
                  ---------    -------------------------------------

                  01/31/02     Announcement of operating performance
                                  for the quarter and six months
                                  ended December 31, 2001 and 2000
                                  and filing, under Item 9, summary
                                  statements of income of the Company
                                  for the quarter and six months ended
                                  December 31, 2001 and 2000 (unaudited)
                                  and notes thereto.




--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2002            2001
                                                    ------------    ------------
                                                       (thousands of dollars,
                                                     except shares and per share
                                                               amounts)

Operating revenues...............................   $   528,298     $   914,653
Cost of gas and other energy.....................      (331,853)       (685,404)
Revenue-related taxes............................       (20,398)        (33,664)
                                                    -----------     -----------
Operating margin.................................       176,047         195,585

Operating expenses:
  Operating, maintenance and general.............        54,903          69,766
  Depreciation and amortization..................        17,970          24,615
  Taxes, other than on income and revenues.......         7,080           8,480
                                                    -----------     -----------
    Total operating expenses.....................        79,953         102,861
                                                    -----------     -----------
    Net operating revenues.......................        96,094          92,724
                                                    -----------     -----------

Other income (expense):
  Interest.......................................       (21,920)        (29,163)
  Dividends on preferred securities of
    subsidiary trust.............................        (2,370)         (2,370)
  Other, net.....................................         3,293          14,364
                                                    -----------     -----------
    Total other expenses, net....................       (20,997)        (17,169)
                                                    -----------     -----------

    Earnings before income taxes.................        75,097          75,555

Federal and state income taxes...................        31,309          34,749
                                                    -----------     -----------

Net earnings available for common stock..........   $    43,788     $    40,806
                                                    ===========     ===========

Net earnings per share:
  Basic..........................................   $       .86     $       .78
                                                    ===========     ===========
  Diluted........................................   $       .82     $       .74
                                                    ===========     ===========

Weighted average shares outstanding:
  Basic..........................................    50,877,363      52,436,073
                                                    ===========     ===========
  Diluted........................................    53,621,846      55,511,625
                                                    ===========     ===========









                             See accompanying notes.

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                     Nine Months Ended March 31,
                                                     ---------------------------
                                                         2002           2001
                                                     ------------   ------------
                                                        (thousands of dollars,
                                                     except shares and per share
                                                              amounts)

Operating revenues................................   $ 1,078,708    $ 1,664,461
Cost of gas and other energy......................      (651,791)    (1,203,862)
Revenue-related taxes.............................       (39,980)       (62,597)
                                                     -----------    -----------
  Operating margin................................       386,937        398,002

Operating expenses:
  Operating, maintenance and general...............      162,061        168,935
  Business restructuring charges...................       32,706             --
  Depreciation and amortization....................       57,821         64,319
  Taxes, other than on income and revenues.........       22,756         21,290
                                                     -----------    -----------
    Total operating expenses.......................      275,344        254,544
                                                     -----------    -----------
    Net operating revenues.........................      111,593        143,458
                                                     -----------    -----------

Other income (expense)
  Interest.........................................      (70,992)       (75,772)
  Dividends on preferred securities of subsidiary
    trust..........................................       (7,110)        (7,110)
  Other, net.......................................       26,482         23,761
                                                     -----------    -----------
    Total other expenses, net......................      (51,620)       (59,121)
                                                     -----------    -----------

    Earnings before income taxes and change in
      accounting principle.........................       59,973         84,337

Federal and state income taxes.....................       26,838         38,789
                                                     -----------    -----------

Earnings before change in accounting principle.....       33,135         45,548

Change in accounting principle, net of tax.........           --            602
                                                     -----------    -----------
Net earnings available for common stock............  $    33,135    $    46,150
                                                     ===========    ===========

Net earnings per share:
  Basic:
    Before change in accounting principle..........  $       .65    $       .88
    Change in accounting principle, net of tax.....           --            .01
                                                     -----------    -----------
                                                     $       .65    $       .89
                                                     ===========    ===========

  Diluted:
    Before change in accounting principle..........  $       .61    $       .83
    Change in accounting principle, net of tax.....           --            .01
                                                     -----------    -----------
                                                     $       .61    $       .84
                                                     ===========    ===========
Weighted average shares outstanding:
  Basic............................................   51,360,879     51,956,473
                                                     ===========    ===========
  Diluted..........................................   54,323,851     54,831,308
                                                     ===========    ===========






                            See accompanying notes.

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                   Twelve Months Ended March 31,
                                                   -----------------------------
                                                       2002             2001
                                                   ------------     ------------
                                                   (thousands of dollars, except
                                                   shares and per share amounts)

Operating revenues..............................   $ 1,347,060      $ 1,826,995
Cost of gas and other energy....................      (822,678)      (1,299,378)
Revenue-related taxes...........................       (46,185)         (68,077)
                                                   -----------      -----------
  Operating margin..............................       478,197          459,540

Operating expenses:
  Operating, maintenance and general............       232,679          206,875
  Business restructuring charges................        32,706               --
  Depreciation and amortization.................        80,488           79,920
  Taxes, other than on income and revenues......        31,323           24,780
                                                   -----------      -----------
    Total operating expenses....................       377,196          311,575
                                                   -----------      -----------
    Net operating revenues......................       101,001          147,965
                                                   -----------      -----------

Other income (expense):
  Interest......................................       (98,739)         (90,661)
  Dividends on preferred securities of
    subsidiary trust............................        (9,480)          (9,480)
  Other, net....................................        79,537           19,580
                                                   -----------      -----------
    Total other expenses, net...................       (28,682)         (80,561)
                                                   -----------      -----------

    Earnings before income taxes and change in
      accounting principle......................        72,319           67,404

Federal and state income taxes..................        28,049           32,558
                                                   -----------      -----------

Earnings before change in accounting principle..        44,270           34,846

Change in accounting principle, net of tax......            --              602
                                                   -----------      -----------

Net earnings available for common stock.........   $    44,270      $    35,448
                                                   ===========      ===========

Net earnings per share:
  Basic:
    Before change in accounting principle.......   $       .86      $       .68
    Change in accounting principle, net of tax..            --              .01
                                                   -----------      -----------
                                                   $       .86      $       .69
                                                   ===========      ===========
  Diluted:
    Before change in accounting principle.......   $       .81      $       .64
    Change in accounting principle, net of tax..            --              .01
                                                   -----------      -----------
                                                   $       .81      $       .65
                                                   ===========      ===========

Weighted average shares outstanding:
  Basic.........................................    51,625,601       51,710,551
                                                   ===========      ===========
  Diluted.......................................    54,584,600       54,433,177
                                                   ===========      ===========








                             See accompanying notes.

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS


                                                March 31,             June 30,
                                      --------------------------    ------------
                                          2002          2001            2001
                                      ------------  ------------    ------------
                                               (thousands of dollars)

Property, plant and equipment:
  Plant in service.................   $ 2,231,923   $ 2,178,163     $ 2,201,975
  Construction work in progress....        31,844        27,158          25,520
                                      -----------   -----------     -----------
                                        2,263,767     2,205,321       2,227,495
    Less accumulated depreciation
      and amortization.............      (812,358)     (758,717)       (771,170)
                                      -----------   -----------     -----------
      Net property, plant and
        equipment..................     1,451,409     1,446,604       1,456,325
                                      -----------   -----------     -----------


Current assets:
  Cash and cash equivalents........         9,844         8,166           1,219
  Accounts receivable, billed and
    unbilled, net..................       250,258       462,279         218,912
  Inventories, principally at
    average cost...................        84,801        41,639         106,505
  Deferred gas purchase costs......         4,617        99,415          65,171
  Investment securities available
    for sale.......................         4,339        92,241          29,447
  Prepayments and other............        10,992        14,730          14,778
                                      -----------   -----------     -----------
    Total current assets...........       364,851       718,470         436,032
                                      -----------   -----------     -----------

Goodwill, net......................       713,389       733,921         724,620

Deferred charges...................       225,496       212,711         209,644

Investment securities, at cost.....        19,227        20,081          19,081

Real estate........................            --         2,552           2,506

Other..............................        48,672        36,552          41,872
                                      -----------   -----------     -----------





  Total............................   $ 2,823,044   $ 3,170,891     $ 2,890,080
                                      ===========   ===========     ===========













                             See accompanying notes.

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (Continued)

                      STOCKHOLDERS' EQUITY AND LIABILITIES


                                                March 31,             June 30,
                                      --------------------------    ------------
                                          2002          2001            2001
                                      ------------  ------------    ------------
                                               (thousands of dollars)

Common stockholders' equity:
  Common stock, $1 par value;
    authorized 200,000,000 shares;
    issued 54,843,683 shares.......   $    54,844   $    51,992     $    54,553
  Premium on capital stock.........       679,347       626,253         676,324
  Less treasury stock, 2,706,533
    shares at cost.................       (50,752)      (15,869)        (15,869)
  Less common stock held in trust..       (19.878)      (17,547)        (19,650)
  Deferred compensation plans......         9,201         7,499           7,953
  Accumulated other comprehensive
    income (loss)..................        (2,042)       54,940          13,443
  Retained earnings................        38,238        46,150           5,103
                                      -----------   -----------     -----------

  Total common stockholders'
    equity.........................       708,958       753,418         721,857

Company-obligated mandatorily
  redeemable preferred securities
  of subsidiary trust holding
  solely subordinated notes of
  Southern Union...................       100,000       100,000         100,000

Long-term debt and capital lease
  obligation.......................       799,717     1,368,817       1,329,631
                                      -----------   -----------     -----------

    Total capitalization...........     1,608,675     2,222,235       2,151,488

Current liabilities:
  Long-term debt and capital lease
    obligation due within one year.       451,852         5,219           5,913
  Notes payable....................       132,300       211,600         190,600
  Accounts payable.................       126,436       227,917         103,623
  Federal, state and local taxes...        60,829        66,069          32,342
  Accrued interest.................        17,913        18,544          16,105
  Accrued dividends on preferred
    securities of subsidiary trust.         2,370         2,370           2,370
  Customer deposits................        20,271        20,584          20,285
  Other............................        58,024        68,830          67,383
                                      -----------   -----------     -----------

    Total current liabilities......       869,995       621,133         438,621
                                      -----------   -----------     -----------


Deferred credits and other.........       147,532       131,726          96,680
Accumulated deferred income taxes..       196,842       195,797         203,291
Commitments and contingencies......            --            --              --
                                      -----------   -----------     -----------

    Total..........................   $ 2,823,044   $ 3,170,891     $ 2,890,080
                                      ===========   ===========     ===========






                             See accompanying notes.

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                   Accumu-
                                                    lated
              Common  Premium             Common    Other
              Stock,    on     Treasury   Stock    Compre-   Retained
              $1 Par  Capital   Stock,    Held in  hensive   Earnings/
              Value    Stock   at Cost     Trust   Income    (Deficit)   Total
             -------- -------- --------- --------- --------  --------- ---------
                                    (thousands of dollars)

Balance
 July 1,
 2000....... $ 50,521 $599,835 $(15,554) $(14,522) $115,175  $     --  $735,455

 Comprehen-
  sive
  income:
   Net earn-
    ings....       --       --       --        --        --    57,285    57,285
   Unreal-
    lized
    loss in
    invest-
    ment
    securi-
    ties,
    net of
    tax
    benefit.       --       --       --        --   (96,323)       --   (96,323)
   Minimum
    pension
    liabil-
    ity ad-
    just-
    ment;
    net of
    tax.....       --       --       --        --    (4,324)       --    (4,324)
   Cumula-
    tive ef-
    fect of
    change
    in ac-
    counting
    princi-
    ple, net
    of tax..       --       --       --        --       826        --       826
   Unrea-
    lized
    loss on
    hedging
    activi-
    ties,
    net of
    tax
    benefit.       --       --       --        --    (1,911)       --    (1,911)
                                                                       --------
    Compre-
     hensive
     income
     (loss).                                                            (44,447)
                                                                       --------
  Payment on
   note re-
   ceivable.       --      290       --        --        --        --       290
  Purchase
   of common
   stock
   held in
   trust....       --       --       --    (4,009)       --        --    (4,009)
  5% stock
   dividend.    2,556   49,626       --        --        --   (52,182)       --
  Benefit
   plan
   modifica-
   tion.....       --       --       --     6,560        --        --     6,560
  Issuance
   of stock
   for ac-
   quisi-
   tion.....    1,371   25,930       --        --        --        --    27,301
  Exercise
   of stock
   options..      105      643     (315)      274        --        --       707
             -------- -------- --------  --------  --------  --------  --------
Balance
 June 30,
 2001.......   54,553  676,324  (15,869)  (11,697)   13,443     5,103   721,857

 Comprehen-
  sive
  income:
   Net earn-
    ings....       --       --       --        --        --    33,135    33,135
   Unrea-
    lized
    loss in
    invest-
    ment
    securi-
    ties,
    net of
    tax
    benefit.       --       --       --        --   (16,320)       --   (16,320)
   Unrea-
    lized
    gain on
    hedging
    activi-
    ties,
    net of
    tax.....       --       --       --        --       835        --       835
                                                                       --------
   Compre-
    hensive
    income..                                                             17,650
                                                                       --------
 Purchase of
  treasury
  stock.....       --       --  (34,711)       --        --        --   (34,711)
 Stock com-
  pensation
  plans.....       --      967       --       972        --        --     1,939
 Exercise of
  stock
  options...      291    2,056     (172)       48        --        --     2,223
             -------- -------- --------  --------  --------  --------  --------
Balance
 March 31,
 2002....... $ 54,844 $679,347 $(50,752) $(10,677) $ (2,042) $ 38,238  $708,958
             ======== ======== ========  ========  ========  ========  ========










                            See accompanying notes.

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2002            2001
                                                    ------------    ------------
                                                       (thousands of dollars)

Cash flows from (used in) operating activities:
  Net earnings....................................  $     43,788    $    40,806
  Adjustments to reconcile net earnings to net
    cash flows from (used in) operating
    activities:
      Depreciation and amortization...............        17,970         24,615
      Deferred income taxes.......................         4,202          4,398
      Non-cash compensation expense...............            --         (2,216)
      Provision for bad debts.....................         6,005         13,398
      Financial derivative trading gains..........        (3,776)        (3,360)
      Gain on sale of investment securities.......            --        (12,494)
      Other.......................................         1,128            459
        Changes in operating assets and
          liabilities:
            Accounts receivable, billed and
              unbilled............................       (24,224)       (65,258)
            Accounts payable......................         6,929        (54,194)
            Taxes and other liabilities...........        37,806         37,932
            Customer deposits.....................           286           (368)
            Deferred gas purchase costs...........        16,254        (67,305)
            Inventories...........................        85,597         76,904
            Other.................................           794         (4,411)
                                                    ------------    -----------
    Net cash flows from (used in) operating
      activities..................................       192,759        (11,094)
                                                    ------------    -----------
Cash flows from (used in) investing activities:
  Additions to property, plant and equipment......       (21,042)       (25,469)
  Acquisition of operations, net of cash received.            --         (1,646)
  Customer advances...............................          (740)           806
  Deferred charges and credits....................        (2,178)       (12,105)
  Proceeds from sale of investment securities.....            --         15,405
  Other...........................................           264          4,691
                                                    ------------    -----------
    Net cash flows used in investing activities...      (23,696)       (18,318)
                                                    ------------    -----------
Cash flows from (used in) financing activities:
  Issuance cost of debt...........................           (98)            --
  Repayment of debt and capital lease obligation..       (78,169)        (6,898)
  Net (payments) borrowings under revolving
    credit facility...............................       (82,650)        36,600
  Other...........................................         1,698             36
                                                    ------------    -----------
    Net cash flows from (used in) financing
      activities..................................      (159,219)        29,738
                                                    ------------    -----------
Change in cash and cash equivalents...............         9,844            326
Cash and cash equivalents at beginning of period..            --          7,840
                                                    ------------    -----------
Cash and cash equivalents at end of period........  $      9,844    $     8,166
                                                    ============    ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest......................................  $     19,435    $    30,670
                                                    ============    ===========
    Income taxes .................................  $         90    $     1,000
                                                    ============    ===========
















                            See accompanying notes.

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                     Nine Months Ended March 31,
                                                     ---------------------------
                                                         2002           2001
                                                     ------------   ------------
                                                       (thousands of dollars)


Cash flows from (used in) operating activities:
  Net earnings....................................   $     33,135   $    46,150
  Adjustments to reconcile net earnings to net
    cash flows from (used in) operating
    activities:
      Depreciation and amortization...............         57,821        64,319
      Deferred income taxes.......................          7,224        (1,562)
      Business restructuring charges..............         29,400            --
      Gain on sale of assets......................           (561)           --
      Loss on sale of subsidiaries................          1,500            --
      Gain realized on sale of gas marketing
        contracts.................................         (4,653)           --
      Gain on settlement of interest rate swaps...        (17,166)           --
      Provision for bad debts.....................         11,479        19,345
      Financial derivative trading (gains) losses.         (6,109)        5,684
      Gain on sale of investment securities.......             --       (21,363)
      Gain on sale of real estate.................             --       (13,532)
      Cumulative effect of change in accounting
        principle.................................           . --          (602)
      Other.......................................            635         1,735
      Changes in operating assets and liabilities,
        net of acquisitions and dispositions:
          Accounts receivable, billed and
            unbilled..............................        (46,752)     (359,181)
          Accounts payable........................         24,318       110,254
          Taxes and other liabilities.............         26,359        56,410
          Customer deposits.......................            244          (852)
          Deferred gas purchase costs.............         60,554      (102,120)
          Inventories.............................         19,527        33,316
          Other...................................          6,435       (16,015)
                                                     ------------   -----------
    Net cash flows from (used in) operating
      activities..................................        203,390      (178,014)
                                                     ------------   -----------
Cash flows from (used in) investing activities:
  Additions to property, plant and equipment......        (78,189)      (87,172)
  Acquisition of operations, net of cash received.             --      (406,949)
  Proceeds from sale of subsidiaries..............         33,663            --
  Proceeds from sale of gas marketing contracts...          4,972            --
  Proceeds from settlement of interest rate swaps.         17,166            --
  Purchase of investment securities...............           (145)      (12,495)
  Notes receivable................................             --           290
  Customer advances...............................         (1,267)          790
  Deferred charges and credits....................          4,149        (3,630)
  Proceeds from sale of investment securities.....             --        26,777
  Proceeds from sale of real estate, net of
    closing costs.................................             --        20,638
  Other...........................................            264         4,116
                                                     ------------   -----------
    Net cash flows used in investing activities...        (19,387)     (457,635)
                                                     ------------   -----------
Cash flows from (used in) financing activities:
  Issuance of long-term debt......................             --       535,000
  Issuance cost of debt...........................           (617)       (2,538)
  Repayment of debt and capital lease obligation..        (83,974)      (14,607)
  Net (payments) borrowings under revolving credit
    facility......................................        (58,300)      211,597
  Purchase of treasury stock......................        (34,711)           --
  Payment of merger debt assumed..................             --      (114,171)
  Other...........................................          2,224           705
                                                     ------------   -----------
    Net cash flows from (used in) financing
      activities..................................       (175,378)      615,986
                                                     ------------   -----------
Change in cash and cash equivalents...............          8,625       (19,663)
Cash and cash equivalents at beginning of period..          1,219        27,829
                                                     ------------   -----------
Cash and cash equivalents at end of period........   $      9,844   $     8,166
                                                     ============   ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest......................................   $     76,455   $    78,092
                                                     ============   ===========
    Income taxes..................................   $         90   $     1,052
                                                     ============   ===========


                             See accompanying notes.

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                   Twelve Months Ended March 31,
                                                   -----------------------------
                                                       2002             2001
                                                   ------------     ------------
                                                      (thousands of dollars)

Cash flows from (used in) operating activities:
  Net earnings...................................  $    44,270       $   35,448
  Adjustments to reconcile net earnings to net
    cash flows from (used in) operating
    activities:
      Depreciation and amortization..............       80,488           79,920
      Deferred income taxes......................       36,564           (4,482)
      Provision for bad debts....................       24,840           22,678
      Business restructuring charges.............       29,400               --
      Gain on settlement of interest rate swaps..      (17,166)              --
      Gain realized on sale of gas marketing
        contracts................................       (4,653)              --
      Gain on sale of assets.....................         (561)              --
      Loss on sale of subsidiary.................        1,500               --
      Gain on sale of subsidiary.................         (707)              --
      Financial derivative trading (gains)
        losses...................................       (6,109)           7,920
      Cumulative effect of change in accounting
        principle................................           --             (602)
      Gain on sale of investment securities......      (53,219)         (21,363)
      Gain on sale of real estate................           --          (13,532)
      Other......................................        1,145            1,575
      Changes in operating assets and
        liabilities, net of acquisitions and
        dispositions:
          Accounts receivable, billed and
            unbilled.............................      183,254         (307,844)
          Accounts payable.......................     (100,880)         122,621
          Taxes and other liabilities............      (33,412)          41,055
          Customer deposits......................          (55)          (4,382)
          Deferred gas purchase costs............       94,798         (112,085)
          Inventories............................      (45,334)            (245)
          Other..................................       12,064          (4,015)
                                                   -----------       ----------
    Net cash flows from (used in) operating
      activities.................................      246,227        (157,333)
                                                   -----------       ----------
Cash flows from (used in) investing activities:
  Additions to property, plant and equipment.....     (114,793)        (118,188)
  Acquisition of operations, net of cash
    received.....................................       (7,548)        (407,232)
  Purchase of investment securities..............         (145)         (18,488)
  Notes receivable...............................           --              290
  Deferred charges and credits...................       (4,143)          (7,046)
  Proceeds from sale of subsidiaries.............       36,963               --
  Proceeds from sale of investment securities....       58,984           26,777
  Proceeds from sale of real estate, net of
    closing costs................................           --           20,638
  Customer advances..............................         (859)             698
  Proceeds from sale of gas marketing contracts..        4,972               --
  Proceeds from settlement of interest rate
    swaps........................................       17,166               --
  Other..........................................          976            1,604
                                                   -----------       ----------
    Net cash flows used in investing activities..       (8,427)        (500,947)
                                                   -----------       ----------
Cash flows from (used in) financing activities:
  Issuance of long-term debt.....................           --          535,000
  Issuance cost of debt..........................       (1,553)          (3,187)
  Repayment of debt and capital lease obligation.     (122,466)         (15,129)
  Net (payments) borrowings under revolving
    credit facility..............................      (79,300)         211,597
  Purchase of treasury stock.....................      (34,711)            (906)
  Payment of merger debt assumed.................           --         (114,171)
  Other..........................................        1,908              915
                                                   -----------       ----------
    Net cash flows from (used in) financing
      activities.................................     (236,122)         614,119
                                                   -----------       ----------
Change in cash and cash equivalents..............        1,678          (44,161)
Cash and cash equivalents at beginning of period.        8,166           52,327
                                                   -----------       ----------
Cash and cash equivalents at end of period.......  $     9,844       $    8,166
                                                   ===========       ==========

Supplemental disclosures of cash flow
  information:
    Cash paid during the period for:
      Interest...................................  $   103,808       $   95,315
                                                   ===========       ==========
      Income taxes...............................  $    20,090       $    3,652
                                                   ===========       ==========


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

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments (including both normal recurring as well as any non-recurring) necessary for a fair presentation of the results of operations for such periods. Because of the seasonal nature of the Company's operations, the results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. As further described below, the Company acquired Providence Energy Corporation and Fall River Gas Company on September 28, 2000 and Valley Resources, Inc. on September 20, 2000. Accordingly, the operating activities of the acquired operations are consolidated with the Company beginning on the respective acquisition dates. Thus, the results of operations of the Company for the periods subsequent to the acquisitions are not comparable to those periods prior to the acquisitions nor are the fiscal 2002 results of operations comparable with prior periods. Also, the results of operations for the three- and nine-month periods ended March 31, 2002 are not indicative of results that would necessarily be achieved for a full year since the majority of the Company's operating margin is earned during the winter heating season.

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

In September 2000, Southern Union completed the acquisitions of Providence Energy Corporation (ProvEnergy), Fall River Gas Company (Fall River Gas) and Valley Resources, Inc. (Valley Resources). Collectively, these operations (hereafter referred to as the Company's New England Operations) were acquired for approximately $422,000,000 in cash and 1,370,629 shares (before adjustment for any subsequent stock dividend) of Southern Union common stock, as well as the assumption of approximately $140,000,000 in long-term debt. The New England Operations' primary business is the distribution of natural gas through the New England Gas Company, which serves approximately 295,000 customers throughout Rhode Island and southeastern Massachusetts.

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



--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The Company funded the cash portion of the acquisition of the New England Operations and any related refinancing of assumed debt with a bank note (the Term Note). See Debt and Capital Lease. The assets of the New England Operations have been included in the consolidated balance sheet of the Company at March 31, 2002 and the results of operations have been included in the statement of consolidated operations since their respective acquisition dates. The acquisitions were treated as a purchase with related goodwill of approximately $355,000,000. Effective July 1, 2001, goodwill, which was previously amortized on a straight-line basis over forty years, is now accounted for on an impairment-only approach. See Goodwill.

Subsidiaries of the Company acquired in the November 4, 1999 acquisition of Pennsylvania Enterprises, Inc. included PG Energy Services Inc. (Energy Services), PEI Power Corporation, Keystone Pipeline Services, Inc. (Keystone, a wholly-owned subsidiary of Energy Services), and Theta Land Corporation. Through Energy Services, the Company offers the inspection, maintenance and servicing of residential and small commercial gas-fired equipment. In July 2001, the commercial and industrial natural gas marketing contracts of Energy Services were sold for approximately $4,972,000, resulting in a pre-tax gain of $4,653,000. In April 2002, the propane operations of Energy Services were sold for approximately $2,300,000, resulting in a pre-tax gain of approximately $1,200,000. Keystone, sold for $3,300,000 in June 2001 for a pre-tax gain of $707,000, was engaged in the construction, maintenance, and rehabilitation of natural gas distribution pipelines. Theta Land Corporation, which owned and provided land management and development services for more than 44,000 acres of land, was sold for $12,150,000 in January 2000. No gain or loss was recognized on this transaction.

Pro Forma Financial Information

The following unaudited pro forma financial information for the nine-month period ended March 31, 2001 is presented as though the following events had occurred at the beginning of the period presented: (i) acquisition of the New England Operations; (ii) the issuance of the Term Note; and (iii) the refinancing of certain short-term and long-term debt at the time of the acquisitions. The pro forma financial information is not necessarily indicative of the results which would have actually been obtained had the acquisition of the New England Operations, the issuance of the Term Note, or the refinancings been completed as of the assumed date for the period presented or which may be obtained in the future.

                                                               Nine Months Ended
                                                                     March 31,
                                                                       2001
                                                               -----------------

Operating revenues........................................        $ 1,708,121
Income before extraordinary item..........................             24,575
Net earnings available for common stock...................             24,575
Net earnings per common stock:
  Basic...................................................                .47
  Diluted.................................................                .44

EARNINGS PER SHARE

Average shares outstanding for basic earnings per share were 50,877,363 and 52,436,073 for the three-month period ended March 31, 2002 and 2001 respectively; 51,360,879 and 51,956,473 for the nine-month period ended March 31, 2002 and 2001, respectively; and 51,625,601 and 51,710,551 for the twelve-month period ended March 31, 2002 and


--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2001, respectively. Diluted earnings per share include average shares outstanding as well as common stock equivalents from stock options and warrants. Common stock equivalents were 1,528,087 and 1,980,555 for the three-month period ended March 31, 2002 and 2001, respectively; 1,773,082 and 1,814,437 for the nine-month period ended March 31, 2002 and 2001, respectively; and 1,787,384 and 1,677,622 for the twelve-month period ended March 31, 2002 and 2001, respectively. At March 31, 2002, 1,170,405 shares of common stock were held by various rabbi trusts for certain of the Company's benefit plans and 46,300 shares were held in a rabbi trust for certain employees who deferred receipt of Company shares for stock options exercised. From time to time, the Company's benefit plans may purchase shares of Southern Union common stock subject to regular restrictions.

During September and October of 2001, the Company repurchased 1,696,456 shares of its common stock outstanding at prices ranging from $18.75 to $21.51 per share. During April and May of 2002, the Company repurchased 419,460 shares of its common stock outstanding at a price of $16.50 per share. Substantially all of these repurchases occurred in private off-market large-block transactions.

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

In connection with the corporate reorganization and restructuring efforts, the Company recorded a one-time charge of $32,706,000 during the quarter ended September 30, 2001. The charge included: $17.7 million of voluntary and accepted ERP's, primarily through enhanced benefit plan obligations, and other employee benefit plan obligations; $8.8 million of RIF within the corporate offices and related employee separation benefits; and $6.2 million connected with various business realignment and restructuring initiatives. The Company expects that most of the restructuring actions will be completed by the end of fiscal year 2002.

During the quarter ended March 31, 2002, the Company paid approximately $1.2 million and nil in employee separation and other restructuring costs, respectively. Since implementation of the plan, the Company has paid approximately $4.3 million and $3 million in employee separation and other restructuring costs, respectively. The balance sheet carries a remaining reserve of approximately $7.8 million in estimated reorganization and restructuring expenditures as of March 31, 2002.

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



--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The following table reflects the Company's comparative net income before the change in accounting principle and goodwill amortization under Goodwill and Other Intangible Assets:

                                       Three Months Ended     Nine Months Ended
                                            March 31,              March 31,
                                       ------------------     ------------------
                                         2002      2001         2002      2001
                                       --------  --------     --------  --------

Reported net income before change
  in accounting principle...........   $ 43,788  $ 40,806     $ 33,135  $ 45,548
Goodwill amortization, net of taxes.         --     4,839           --    12,163
                                       --------  --------     --------  --------
Adjusted net income before change
  in accounting principle...........   $ 43,788  $ 45,645     $ 33,135  $ 57,711
                                       ========  ========     ========  ========

Basic earnings per share:
  Reported income before change in
    accounting principle............   $    .86  $    .78     $    .65  $    .88
  Goodwill amortization, net of
    taxes...........................         --       .09           --       .23
                                       --------  --------     --------  --------
  Adjusted net income before change
    in accounting principle.........   $    .86  $    .87     $    .65  $   1.11
                                       ========  ========     ========  ========

Diluted earnings per share:
  Reported income before change in
    accounting principle............   $    .82  $    .74     $    .61  $    .83
  Goodwill amortization, net of
    taxes...........................         --       .08           --       .22
                                       --------  --------     --------  --------
  Adjusted net income before change
    in accounting principle.........   $    .82  $    .82     $    .61  $   1.05
                                       ========  ========     ========  ========

The following displays changes in the carrying amount of goodwill for the nine-month period ended March 31, 2002:

                                                                        Total
                                                                      ---------
Balance as of July 1, 2001.........................................   $ 724,620
Impairment losses..................................................      (3,358)
Sale of subsidiaries and other operations..........................      (7,873)
                                                                      ---------
Balance as of March 31, 2002.......................................   $ 713,389
                                                                      =========

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

INVESTMENT SECURITIES

At March 31, 2002, the Company held securities of Capstone Turbine Corporation (Capstone). This investment is classified as "available for sale" under the Financial Accounting Standards Board Standard Accounting for Certain Investments in Debt and Equity Securities. As of March 31, 2002, the Company's investment in Capstone had a fair value of $4,339,000 and unrealized gains, net of tax, related to this investment were $2,532,000. The Company has classified this investment as current, as it plans to monetize its investment in the near future and use the proceeds to reduce outstanding debt.

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



All other securities owned by the Company are accounted for under the cost method. The Company's other investments in securities consist primarily of preferred stock in non-public companies whose value is not readily determinable.

The Company reviews its portfolio of investment securities on a quarterly basis to determine whether a decline in value is other than temporary. Factors that are considered in assessing whether a decline in value is other than temporary include, but are not limited to: earnings trends and asset quality; near term prospects and financial condition of the issuer; financial condition and prospects of the issuer's region and industry; and Southern Union's intent and ability to retain the investment. If Southern Union determines that the decline in value of an investment security is other than temporary, the Company will record a charge on its consolidated statement of operations to reduce the carrying value of the security to its estimated fair value.

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

Cash Flow Hedges The Company manages exposure against volatility in interest payments on variable rate debt through interest rate swaps. As of March 31, 2002, $954,000 in after-tax comprehensive income generated through the expiration of two interest rate swaps was partially offset by the fair value of the Company's remaining obligation under one interest rate swap which resulted in $119,000 of unrealized losses, net of tax. During the nine-month period ended March 31, 2002, the Company recorded net settlement payments of $1,227,000 on these derivatives through interest expense. The Company expects to reclassify as interest expense $332,000 in derivative losses, net of taxes, from accumulated other comprehensive income as the settlement of swap payments occur over the next twelve months. The maximum term over which the Company is hedging exposures to the variability of cash flows is 20 months.

Trading Contracts In March 2001, the Company discovered unauthorized financial derivative energy trading activity by a non-regulated, wholly-owned subsidiary. All unauthorized trading activity was subsequently closed in March and April of 2001 resulting in a cumulative cash expense of $191,000, net of taxes. During the nine-month period ended March 31, 2002, the Company recorded expiration of contracts resulting from this trading activity through other income, generating pre-tax earnings of $6,109,000. The majority of the remaining deferred liability of $1,467,000 at March 31, 2002 related to these derivative instruments will be recognized as income in the consolidated statement of operations over the next four years based on the related contracts.

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Beginning in May 2001, the Company acquired natural gas commodity swap derivatives and collar transactions in order to mitigate price volatility of natural gas passed through to utility customers. The cost of the derivative products and the settlement of the respective obligations are recorded through the gas purchase adjustment clause as authorized by the applicable regulatory authority and therefore do not impact earnings. As of March 31, 2002, the fair value of the contracts, which expire at various times through May 2002, are included in the consolidated financial statements as a liability and a matching adjustment to deferred cost of gas of $16,000.

PREFERRED SECURITIES OF SUBSIDIARY TRUST

On May 17, 1995, Southern Union Financing I (Subsidiary Trust), a consolidated wholly-owned subsidiary of Southern Union, issued $100,000,000 of 9.48% Trust Originated Preferred Securities (Preferred Securities). In connection with the Subsidiary Trust's issuance of the Preferred Securities and the related purchase by Southern Union of all of the Subsidiary Trust's common securities (Common Securities), Southern Union issued to the Subsidiary Trust $103,092,800 principal amount of its 9.48% Subordinated Deferrable Interest Notes, due 2025 (Subordinated Notes). The sole assets of the Subsidiary Trust are the Subordinated Notes. The interest and other payment dates on the Subordinated Notes correspond to the distribution and other payment dates on the Preferred Securities and the Common Securities. Under certain circumstances, the Subordinated Notes may be distributed to holders of the Preferred Securities and holders of the Common Securities in liquidation of the Subsidiary Trust. The Subordinated Notes are redeemable at the option of the Company on or after May 17, 2000, at a redemption price of $25 per Subordinated Note plus accrued and unpaid interest. The Preferred Securities and the Common Securities will be redeemed on a pro rata basis to the same extent as the Subordinated Notes are repaid, at $25 per Preferred Security and Common Security plus accumulated and unpaid distributions. Southern Union's obligations under the Subordinated Notes and related agreements, taken together, constitute a full and unconditional guarantee by Southern Union of payments due on the Preferred Securities. As of March 31, 2002 and 2001, 4,000,000 shares of Preferred Securities were outstanding.

DEBT AND CAPITAL LEASE

                                                        March 31,      June 30,
                                                           2002          2001
                                                        ----------    ----------

7.60% Senior Notes due 2024.......................      $  362,515    $  364,515
8.25% Senior Notes due 2029.......................         300,000       300,000
Term Note, due 2002...............................         410,000       485,000
5.62% to 10.25% First Mortgage Bonds, due 2002
  to 2029.........................................         147,916       150,815
7.70% Debentures, due 2027........................           6,801         6,806
Capital lease and other...........................          24,337        28,408
                                                        ----------    ----------
Total debt and capital lease......................       1,251,569     1,335,544
    Less current portion..........................         451,852         5,913
                                                        ----------    ----------
Total long-term debt and capital lease............      $  799,717    $1,329,631
                                                        ==========    ==========

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


--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Capital Lease The Company completed the installation of an Automated Meter Reading (AMR) system at Missouri Gas Energy during the first quarter of fiscal year 1999. The installation of the AMR system involved an investment of approximately $30,000,000 which is accounted for as a capital lease obligation. As of March 31, 2002, the capital lease obligation outstanding was $21,694,000 with a fixed rate of 5.79%.

Credit Facilities On May 29, 2001, the Company restated and amended its short-term and long-term credit facilities (together referred to as "Revolving Credit Facilities"). The Company has available $150,000,000 under the short-term facility, which expires May 28, 2002, and $225,000,000 under the long-term facility, which expires on May 29, 2004. The Company has additional availability under uncommitted line of credit facilities with various banks. Borrowings under the Revolving Credit Facilities are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. A balance of $132,300,000 was outstanding under the facilities at March 31, 2002.

Term Note On August 28, 2000 the Company entered into the Term Note to fund (i) the cash portion of the consideration to be paid to the Fall River Gas stockholders; (ii) the all cash consideration to be paid to the ProvEnergy and Valley Resources stockholders; (iii) repayment of approximately $50,000,000 of long- and short-term debt assumed in the mergers; and (iv) related acquisition costs. The Term Note, which initially expired on August 27, 2001, has been extended through August 26, 2002 for a fee. No additional draws can be made on the Term Note. Prior to maturity, the Company will refinance some portion or all of the Term Note. Sources of future or alternative financing that the Company may consider include commercial and investment banks, institutional lenders, institutional investors and public securities markets. The availability and terms of any such financing sources will depend upon various factors and conditions such as the Company's combined cash flow and earnings, the Company's resulting capital structure, and conditions in financial markets at the time of such offerings.

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

New England Gas Company On November 1, 2001, the New England Gas Company of Southern Union Company submitted a comprehensive filing with the Rhode Island Public Utilities Commission (RIPUC) to implement a "One State; One Rate" simplified and uniform rate structure. Such filing reflects the consolidated operations of the various gas distribution operations in Rhode Island and fulfills the terms of a settlement agreement associated with the merger of the Companies in Docket Nos. D-00-2 and D-00-3. The proposed rates would increase annual operating revenues by $7,200,000 or 3%, with individual customer impacts varying as a result of the rate schedule consolidation and restructuring.

After extensive discovery and negotiation, the New England Gas Company and the Rhode Island Division of Public Utilities and Carriers reached a Settlement Agreement which was filed with the RIPUC on April 29, 2002. The Settlement Agreement will result in a $3,900,000 decrease in base revenues for Rhode Island operations, a unified rate structure and an integration/merger savings mechanism. The Settlement Agreement also allows the Company to retain $2,049,000 of merger savings and to share incremental earnings with customers when the Company's return on equity exceeds 11.25%. The Settlement Agreement is subject to approval by the RIPUC. The RIPUC held hearings on the Settlement Agreement in May 2002 and a decision is due by June 10, 2002. The Company can not predict the outcome of the RIPUC's review.

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Pennsylvania On April 3, 2000, PG Energy filed an application with the Pennsylvania Public Utility Commission (PPUC) seeking an increase in its base rates. On December 7, 2000, the PPUC approved a settlement agreement that provided for a rate increase designed to produce $10,800,000 of additional annual revenue. The new rates became effective on January 1, 2001.

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

While the Company's evaluation of these Texas, Missouri, Arizona, New Mexico, Pennsylvania, Massachusetts and Rhode Island MGP sites is in its preliminary stages, it is likely that some compliance costs may be identified and become subject to reasonable quantification. Within the Company's service territories, certain MGP sites are currently the subject of governmental actions. These sites are as follows:

Kansas City, Missouri MGP Sites In a letter dated May 10, 1999, the Missouri Department of Natural Resources (MDNR) sent notice of a planned Site Inspection/Removal Site Evaluation of the Kansas City Coal Gas Former Manufactured Gas Plant site. This site (comprised of two adjacent MGP operations previously owned by two separate companies and hereafter referred to as Station A and Station B) is located at East 1st Street and Campbell in Kansas City, Missouri and is owned by Missouri Gas Energy (MGE). A 1988 investigation of the site performed by an Environmental Protection Agency (EPA) contractor determined that further remedial assessment was not required under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), as amended by the SUPERFUND Amendments and Reauthorization Act of 1986. The MDNR has stated that the reassessment of the Kansas City Coal Gas site is part of a statewide effort to identify, evaluate, and prioritize the potential hazards posed by all of Missouri's MGP sites. During July 1999, the Company sent applications to MDNR submitting the two sites to the agency's Voluntary Cleanup Program (VCP). The sites were accepted into the VCP on August 2, 1999 and MGE subsequently performed environmental assessments at the sites and submitted assessment results to MDNR on March 6, 2000. In a letter dated June 21, 2000, MDNR responded to the Station A environmental report submitted by the Company. In that letter, MDNR stated that soil remediation will be necessary at the site (Station A) but that further exploration and delineation of site contamination should be performed before remedial methods can be determined. MGE performed additional assessment work in accordance with MDNR's request. In a letter dated May 7, 2001, MDNR responded to the Station B environmental report. That letter suggested that some soils would need to be remediated, but that certain areas on Station B require further investigation to determine whether significant contamination exists. In a letter dated April 5, 2002, RIDEM stated that MGE had moved at a "reasonable pace with respect to investigation of the Station A and Station B" sites. This letter also encouraged the Company to proceed with the development of a remediation plan for Station A.



--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



North of the Kansas City, Missouri Station A and B MGP sites, the City of Kansas City Port Authority ("Port Authority") is developing a parcel of land adjacent to the Missouri River and known as the "Riverfront Development." In the course of developing this property, the Port Authority entered the Riverfront Development into the Missouri Voluntary Cleanup Program. In a letter dated April 23, 2001, MDNR invited representatives of MGE, the Port Authority and Honeywell International Inc. (the alleged successor to Barrett Manufacturing Company, a tar manufacturer formerly located on a portion of the Riverfront Development) to a technical meeting to discuss the investigation, cleanup, closure and redevelopment of the Riverfront Development and MGE's properties. That meeting was held on May 16, 2001. On July 18, 2001, representatives of MGE and the Port Authority met to discuss MGE's proposal for a limited assessment and remediation of a portion of the Port Authority property allegedly impacted by the historic MGP. That proposal was set forth in a letter from MGE to the Port Authority dated July 31, 2001. In a letter dated July 27, 2001, Honeywell International Inc. proposed to the Port Authority that Honeywell perform a similar assessment on the portion of the Riverfront Development formerly occupied by Barrett Manufacturing Company. In a letter addressed to MGE and dated August 3, 2001, the Port Authority set forth its demand that MGE assume responsibility for the remediation of soil and groundwater at the Riverfront Development, and in a letter dated August 15, 2001, the Port Authority granted a conditional acceptance of MGE's proposal for MGE's limited assessment of the Riverfront Development. In September and October 2001, Honeywell and MGE each performed assessments of its proposed portion of the Port Authority property. Results of these assessments were provided to the Port Authority in November of 2001 and to the MDNR in April 2002.

Providence, Rhode Island Sites During 1995, Providence Gas began an environmental evaluation of its primary gas distribution facility located at 642 Allens Avenue in Providence, Rhode Island. Environmental studies were completed and a subsequent remediation work plan was developed at an approximate cost of $4.5 million. Providence Gas began a soil remediation project on a 4.2 acre portion of the site ("Phase 1") in July 1999 under the terms of a remedial action work plan established in 1999 ("1999 RAWP"). Work under the 1999 RAWP was suspended in March 2001 pending the negotiation of modifications to the 1999 RAWP with the Rhode Island Department of Environmental Management ("RIDEM"). As of March 31, 2002, approximately $8,900,000 had been expended on soil remediation at the site. Based on the results of the environmental studies and the site information learned during the performance of work under the remediation work plan, the Company submitted a revised remedial action work plan ("Revised RAWP") for the site to RIDEM on July 24, 2001. RIDEM did not accept the Revised RAWP, and in a letter dated December 13, 2001, the agency directed the Company to complete Phase 1 under the terms of the 1999 RAWP within a nine-month period during 2002. RIDEM subsequently authorized certain specific modifications to the 1999 RAWP ("RAWP Modifications") that had been submitted by the Company on January 15, 2002. On April 17, 2002, RIDEM issued a Temporary Remedial Action Permit for the Phase 1 remediation at the site. At the completion of a competitive bidding process, a contractor was selected by the Company, and work on Phase 1 of the site remediation was initiated on April 17, 2002. The Company has reserved $5.8 million for completion of this phase.

In November 1998, Providence Gas received a letter of responsibility from the RIDEM relating to possible contamination on previously owned property at 170 Allens Avenue in Providence. The current operator of the property has also received a letter of responsibility. A work plan had been created and approved by RIDEM. An investigation was then begun to determine the extent of contamination, as well as the extent of the Company's responsibility. Providence Gas entered into a cost-sharing agreement with the current operator of the property, under which Providence Gas was responsible for approximately twenty percent (20%) of the costs related to the investigation. Costs of testing at this site as of March 31, 2002, were approximately $300,000. Until the results of the investigation are known, the Company cannot offer any conclusions as to its responsibility.

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


--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Valley Gas Company Sites Valley Gas Company is a party to an action in which Blackstone Valley Electric Company ("Blackstone") brought suit for contribution to its expenses of cleanup of a site on Mendon Road in Attleboro, Massachusetts, to which coal manufacturing waste was transported from a former MGP site in Pawtucket, Rhode Island (the "Blackstone Litigation"). Blackstone Valley
                                                       -----------------
Electric Company v. Stone & Webster, Inc., Stone & Webster Engineering
----------------------------------------------------------------------
Corporation, Stone & Webster Management Consultants, Inc. and Valley Gas
------------------------------------------------------------------------
Company, C. A. No. 94-10178JLT, United States District Court, District of
-------
Massachusetts. Valley Gas Company takes the position in that litigation that it is indemnified for any cleanup expenses by Blackstone pursuant to a 1961 agreement signed at the time of Valley Gas Company's creation. This suit was stayed in 1995 pending the issuance of rulemaking at the United States EPA (Commonwealth of Massachusetts v. Blackstone Valley Electric Company, 67 F.3d
--------------------------------------------------------------------
981 (1995)). In January 2001, the EPA issued a Preliminary Administrative Decision on this issue and announced that it was soliciting comments on the Decision. While the public comment period has now closed, the EPA has yet to reissue its decision. While this suit has been stayed, Valley Gas Company and Blackstone (merged with Narragansett Electric Company in May 2000) have received letters of responsibility from the RIDEM with respect to releases from two MGP sites in Rhode Island. RIDEM issued letters of responsibility to Valley Gas Company and Blackstone in September 1995 for the Tidewater MGP in Pawtucket, Rhode Island, and in February 1997 for the Hamlet Avenue MGP in Woonsocket, Rhode Island. Valley Gas Company entered into an agreement with Blackstone (now Narragansett) in which Valley Gas Company and Blackstone agreed to share equally the expenses for the costs associated with the Tidewater site subject to reallocation upon final determination of the legal issues that exist between the companies with respect to responsibility for expenses for the Tidewater site and otherwise. No such agreement has been reached with respect to the Hamlet site.

Other Environmental To the extent that potential costs associated with former MPGs are quantified, the Company shall provide any appropriate accruals and seek recovery for such remediation costs through all appropriate means, including recovery of claims against other potentially responsible parties, insurance and regulatory relief. During fiscal year 2002, the Company entered into agrements with several of its historical insurance carriers in settlement of certain environmental claims. Of these settlement proceeds, $2,591,000 was recorded to income as it represented reimbursement for amounts previously expensed by the Company. The $6.1 million balance of the settlement proceeds is deferred pending future environmental assessments and remediation efforts as well as any future rate filings.

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


--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Southwest Gas Litigation On February 1, 1999, Southern Union submitted a proposal to the Board of Directors of Southwest Gas Corporation (Southwest) to acquire all of Southwest's outstanding common stock for $32.00 per share. Southwest at that time had a pending merger agreement with ONEOK, Inc. (ONEOK) at $28.50 per share, executed on December 14, 1998. On February 22, 1999, Southern Union and Southwest both publicly announced Southern Union's proposal, after the Southwest Board of Directors determined that Southern Union's proposal was a Superior Proposal (as defined in the Southwest merger agreement with ONEOK). At that time, Southern Union entered into a Confidentiality and Standstill Agreement with Southwest at Southwest's insistence. On April 25, 1999, Southwest's Board of Directors rejected Southern Union's $32.00 per share offer and accepted an amended offer of $30.00 per share from ONEOK. On April 27, 1999, Southern Union increased its offer to $33.50 per share and agreed to pay interest which, together with dividends, would provide Southwest shareholders with a 6% annual rate of return on its $33.50 offer, commencing February 15, 2000, until closing. Southern Union's revised proposal was rejected by Southwest's Board of Directors. On January 21, 2000, ONEOK announced that it was withdrawing from the Southwest merger agreement.

There are several lawsuits pending that relate to activities surrounding Southern Union's efforts to acquire Southwest. Southern Union intends to vigorously pursue its claims against Southwest, ONEOK, and certain individual defendants. As a result of summary judgments granted, there are no claims remaining against Southern Union and Southern Union's damage claims have been limited to its out-of-pocket losses and punitive damages. With the exception of ongoing legal fees associated with the aforementioned litigation, the Company believes that the results of the above-noted Southwest Gas litigation will not have a materially adverse effect on the Company's financial condition, results of operations or cash flows.

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

Other Legal Southern Union and its subsidiaries are parties to other legal proceedings that management considers to be normal actions to which an enterprise of its size and nature might be subject, and not to be material to the Company's overall business or financial condition, results of operations or cash flows.



--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Overview The Company's core business is the distribution of natural gas as a public utility through: Southern Union Gas, Missouri Gas Energy, PG Energy, and the New England Gas Company (effective with the September 2000 acquisitions of Providence Energy Corporation, Valley Resources, Inc. and Fall River Gas Company). In addition, subsidiaries of Southern Union exist to support and expand natural gas sales and to capitalize on the Company's gas energy expertise. These subsidiaries operate natural gas pipeline systems, generate electricity, market natural gas to end-users and distribute propane. Certain subsidiaries also own or hold interests in real estate and other assets, which are primarily used in the Company's utility business.

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

Acquisitions and Divestitures In December 2001, a subsidiary of the Company sold its 43-mile Carrizo Springs Pipeline for $1,000,000, resulting in a pre-tax gain of $561,000. Also in December 2001, the Company sold South Florida Natural Gas, a natural gas division of Southern Union, and Atlantic Gas Corporation, a Florida propane subsidiary of the Company, for $10,000,000, resulting in a pre-tax loss of $1,500,000.

On September 28, 2000, Southern Union completed the acquisitions of Providence Energy Corporation (ProvEnergy) and Fall River Gas Company (Fall River Gas), and on September 20, 2000, Southern Union completed the acquisition of Valley Resources, Inc. (Valley Resources). Collectively, these operations (hereafter referred to as the Company's New England Operations) were acquired for approximately $422,000,000 in cash and 1,370,629 shares (before adjustment for any subsequent stock dividend) of Southern Union common stock, as well as the assumption of approximately $140,000,000 in long-term debt. The New England Operations' primary business is the distribution of natural gas through the New England Gas Company, which serves approximately 295,000 customers throughout Rhode Island and southeastern Massachusetts.

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

Subsidiaries of the Company acquired in the November 4, 1999 acquisition of Pennsylvania Enterprises, Inc. included PG Energy Services Inc. (Energy Services), PEI Power Corporation, Keystone Pipeline Services, Inc. (Keystone, a wholly-owned subsidiary of Energy Services), and Theta Land Corporation. Through Energy Services, the Company offers the inspection, maintenance and servicing of residential and small commercial gas-fired equipment. In July 2001, the commercial and industrial natural gas marketing contracts of Energy Services were sold for approximately $4,972,000, resulting in a pre-tax gain of $4,653,000. In April 2002, the propane operations of Energy Services were sold for approximately $2,300,000, resulting in a pre-tax gain of approximately $1,200,000. Keystone, sold for

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



$3,300,000 in June 2001 for a pre-tax gain of $707,000, was engaged in the construction, maintenance, and rehabilitation of natural gas distribution pipelines. Theta Land Corporation, which owned and provided land management and development services for more than 44,000 acres of land, was sold for $12,150,000 in January 2000. No gain or loss was recognized on this transaction.

The operating activities of the acquired operations are consolidated with the Company beginning on their respective acquisition dates. As a result of acquisitions, the divestiture of non-core business assets and the seasonal nature of gas utility operations, the results of operations for the three-, nine- and twelve-month periods ended March 31, 2002 are not indicative of results that would necessarily be achieved for a full year. The majority of the Company's operating margin is earned during the winter heating season.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 and 2001

The Company recorded net earnings available for common stock of $43,788,000 for the three-month period ended March 31, 2002 compared with net earnings of $40,806,000 for the same period in 2001. Earnings per diluted share were $.82 in 2002, compared to $.74 in 2001. Weighted average diluted shares outstanding decreased 3% in 2002 due to the repurchase of 1,696,456 shares of the Company's common stock in September and October 2001.

Operating revenues were $528,298,000 for the three-month period ended March 31, 2002, compared with $914,653,000 in 2001. Gas purchase and other energy costs for the three-month period ended March 31, 2002 were $331,853,000, compared with $685,404,000 in 2001. The Company's operating revenues are affected by the level of sales volumes and by the pass-through of increases or decreases in the Company's gas purchase costs through its purchased gas adjustment clauses. Additionally, revenues are affected by increases or decreases in gross receipts taxes (revenue-related taxes) which are levied on sales revenue as collected from customers and remitted to the various taxing authorities. The decrease in both operating revenues and gas purchase costs between periods was primarily due to a 12% decrease in gas sales volume to 68,052 MMcf in 2002 from 77,671 MMcf in 2001 and by a 41% decrease in the average cost of gas from $8.17 per Mcf in 2001 to $4.86 per Mcf in 2002. Changes in the average cost of gas resulted from seasonal impacts on demands for natural gas and the ensuing competitive pricing within the industry. The decrease in gas sales volumes is primarily due to the warmer-than-normal weather in 2002 as compared to 2001 in all of the Company's service territories.

Weather in Southern Union Gas service territories was 97% of a 30-year measure for the three-month period ended March 31, 2002, compared with 102% in 2001. About half of the customers served by Southern Union Gas are weather normalized. Missouri Gas Energy's service territories experienced weather that was 90% of a 30-year measure in 2002, compared with 100% in 2001. Weather for the PG Energy service territories was 84% of a 30-year measure for the three-month period ended March 31, 2002, compared with 98% in 2001. The New England Gas Company service territories experienced weather that was 85% of a 30-year measure in 2002, compared with 100% in 2001.

Operating margin (operating revenues less gas purchase and other energy costs and revenue-related taxes) decreased $19,538,000 for the three-month period ended March 31, 2002 compared with the same period in 2001. Operating margin decreased principally as a result of the warmer-than-normal weather, previously discussed. This decrease was partially offset by the timing of a $10,973,000 annual revenue increase granted to Missouri Gas Energy effective August 6, 2001.

Operating expenses, which include operating, maintenance and general expenses, depreciation and amortization, and taxes other than on income and revenues, were $79,953,000 for the three-month period ended March 31, 2002, a decrease of $22,908,000, compared with $102,861,000 in 2001. Operating expenses were impacted by a reduction in bad debt expense of $7,393,000 due to a decrease in customer receivables as a result of lower gas prices as previously discussed, and the elimination of goodwill amortization resulting from the Company's adoption of Goodwill

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



and Other Intangible Assets effective July 1, 2001. In accordance with this Standard, the Company has ceased the amoritzation of goodwill, which generated $4,969,000 of expense during the quarter ending March 31, 2001, and currently accounts for goodwill on an impairment-only approach. See Goodwill in the Notes to the Consolidated Financial Statements included herein. Additionally, in connection with the Company's Cash Flow Improvement Plan announced in July 2001 and discussed below, the Company realized savings of approximately $4,000,000 during the three-month period ended March 31, 2002 primarily due to the acceptance of voluntary Early Retirement Programs ("ERPs") in certain of its operating divisions and a limited reduction in force ("RIF") within its corporate offices. In connection with the Cash Flow Improvement Plan, the Company divested of certain non-core assets in fiscal year 2002 which contributed $4,600,000 more in operating expenses in 2001 as compared with 2002. Southern Union has begun to recover certain amounts from various insurance carriers for past and future environmental expenditures. To the extent that such related past expenditures had been expensed by the Company, a portion of these recoveries are recorded as a reduction to operating expenses. During the quarter ended March 31, 2002, the Company recognized a reduction in operating expenses of $575,000 for past environmental expenditures. See Commitments and Contingencies in the Notes to the Consolidated Financial Statements included herein. Operating expenses for the three-month period ended March 31, 2001 were impacted by the reversal of $2,216,000 in non-cash compensation expense associated with shares of common stock held in a trust for one of the Company's benefit plans. The Company amended this plan during the third quarter of fiscal year 2001 which eliminated any future expense, or income volatility, associated with the accounting treatment for such benefit plan.

Interest expense was $21,920,000 for the three-month period ended March 31, 2002, compared to $29,163,000 in 2001. Interest expense decreased due to a $122,466,000 reduction in long-term debt principal since March 31, 2001 and a $79,300,000 reduction in notes payable outstanding since March 31, 2001. Additionally, the effective interest rate on the current debt structure has been reduced to 6.4% at March 31, 2002 as compared to 7.8% in 2001. Principal was primarily reduced on the bank note (the Term Note) entered into by the Company on August 28, 2000 for the acquisition of the New England Operations. The Company entered into the Term Note to (i) fund the cash consideration paid to stockholders of Fall River Gas, ProvEnergy and Valley Resources, (ii) refinance and repay long- and short-term debt assumed in the New England Operations, and
(iii) acquisition costs of the New England Operations. See Debt and Capital Lease in the Notes to the Consolidated Financial Statements included herein.

Other income for the three-month period ended March 31, 2002 was $3,293,000 compared to $14,364,000 in 2001. Other income for the three-month period ended March 31, 2002, includes the recognition of $3,776,000 in previously recorded deferred income related to financial derivative energy trading activity of a wholly-owned subsidiary. This was partially offset by $1,200,000 of legal costs associated with ongoing litigation from the unsuccessful acquisition of Southwest Gas Corporation (Southwest). Other income for the three-month period ended March 31, 2001 primarily consisted of realized gains on the sale of a portion of Southern Union's investment holdings in Capstone Turbine Corporation of $12,494,000, the recognition of $3,360,000 in non-cash trading gains and $1,680,000 of interest and dividend income. These items were partially offset by $3,568,000 of costs associated with the aforementioned unsuccessful acquisition and related litigation.

The consolidated federal and state effective income tax rate was 42% and 46% for the three months ended March 31, 2002 and 2001, respectively. The decline in the effective tax rate is due to the Company's adoption of Goodwill and Other Intangible Assets, previously discussed, which eliminates the amortization of goodwill, in which the majority was non-tax deductible.


--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Nine Months Ended March 31, 2002 and 2001

The Company recorded net earnings available for common stock of $33,135,000 for the nine-month period ended March 31, 2002 compared with net earnings of $46,150,000 in 2001. Earnings per diluted share were $.61 in 2002 compared to $.84 in 2001. The nine-month period ended March 31, 2002 net earnings were impacted by a pre-tax charge for business restructuring of $32,706,000 ($.33 per share).

Operating revenues were $1,078,708,000 for the nine-month period ended March 31, 2002, compared with $1,664,461,000 in 2001. Gas purchase and other energy costs for the nine-month period ended March 31, 2002 were $651,791,000, compared with $1,203,862,000 in 2001. The decrease in both operating revenues and gas purchase costs between periods was primarily due to a 17% decrease in sales volume from 154,432 MMcf in 2001 to 127,830 MMcf in 2002 and by a 28% decrease in the average cost of gas from $7.06 per Mcf in 2001 to $5.06 per Mcf in 2002. Changes in the average cost of gas resulted from seasonal impacts on demands for natural gas and the ensuing competitive pricing within the industry. The decrease in gas sales volumes is primarily due to the warmer-than-normal weather in 2002 as compared to 2001 in all of the Company's service territories.

Weather in Southern Union Gas service territories was 94% of a 30-year measure for the nine-month period ended March 31, 2002, compared with 113% in 2001. About half of the customers served by Southern Union Gas are weather normalized. Missouri Gas Energy's service territories experienced weather that was 84% of a 30-year measure in 2002, compared with 110% in 2001. Weather for the PG Energy service territories was 84% of a 30-year measure for the nine-month period ended March 31, 2002, compared with 107% in 2001. The New England Gas Company service territories experienced weather that was 86% of a 30-year measure in 2002, compared with 104% for the nine-month period ended March 31, 2001.

Operating margin decreased $11,065,000 for the nine-month period ended March 31, 2002 compared with the same period in 2001, principally as a result of the warmer-than-normal weather, previously discussed. This decrease was partially offset by the timing of a $10,973,000 annual revenue increase granted to Missouri Gas Energy effective August 6, 2001, a $10,800,000 annual revenue increase granted to PG Energy effective on January 1, 2001, and the acquisition of the New England Operations in September 2000.

Operating expenses, excluding business restructuring charges, were $242,638,000 for the nine-month period ended March 31, 2002, a decrease of $11,906,000 compared with $254,544,000 in 2001. Operating expenses decreased as a result of the elimination of goodwill amortization resulting from the Company's adoption of Goodwill and Other Intangible Assets, previously discussed, which generated $12,552,000 of expense during the nine-month period ended March 31, 2001. Operating expenses for the nine-month period ended March 31, 2002 were also impacted by $7,866,000 in reduced bad debt expense due to a decrease in customer receivables, realized savings of approximately $6,500,000 from the Cash Flow Improvement Plan, reduced operating expenses of $6,400,000 from the sale of non-core assets and $2,591,000 of environmental insurance recoveries, all previously discussed. These items were partially offset by $21,249,000 of increased operating expenses for the nine-month period ended March 31, 2002, due to the timing of the acquisition of the New England Operations. Additionally, in connection with the previously mentioned Cash Flow Improvement Plan, the Company began the divestiture of certain non-core subsidiaries and assets. As a result of prices of comparable businesses for various non-core properties, a goodwill impairment loss of $3,358,000 was recognized in depreciation and amortization on the consolidated statement of operations during the nine-month period ended March 31, 2002. See Goodwill in the Notes to the Consolidated Financial Statements included herein.


--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Business reorganization and restructuring initiatives were commenced in August 2001 as part of a previously announced Cash Flow Improvement Plan designed to increase annualized pre-tax cash flow from operations by at least $50 million by the end of fiscal year 2002. Actions taken by the Company included (i) the offering of voluntary Early Retirement Programs ("ERPs") in certain of its operating divisions and (ii) a limited reduction in force ("RIF") within its corporate offices. ERPs, providing for increased benefits for those electing retirement, were offered to approximately 400 eligible employees across the Company's operating divisions, with approximately 60% of such eligible employees accepting. The RIF was limited solely to certain corporate employees in the Company's Austin and Kansas City offices with forty-eight employees being offered severance packages. As a result of actions associated with the business reorganization and restructuring, the Company expects an annual cost savings in a range of $30 million to $35 million. In connection with the corporate reorganization and restructuring efforts, the Company recorded a one-time charge of $32,706,000 during the quarter ended September 30, 2001. The charge included:
$17.7 million of voluntary and accepted ERP's, primarily through enhanced benefit plan obligations, and other employee benefit plan obligations; $8.8 million of RIF within the corporate offices and related employee separation benefits; and $6.2 million connected with various business realignment and restructuring initiatives. The Company expects that most of the restructuring actions will be completed by the end of fiscal year 2002. See Business Restructuring Charges in the Notes to the Consolidated Financial Statements included herein.

Interest expense was $70,992,000 for the nine-month period ended March 31, 2002, compared to $75,772,000 in 2001. Interest expense decreased primarily due to both the reduction in the principal and variable interest rate on the previously mentioned Term Note entered into by the Company on August 28, 2000 for the acquisition of the New England Operations. This was partially offset by the assumption by the Company of $113,321,000 in long-term debt of the New England Operations which was not refinanced or extinguished with the Term Note. See Debt and Capital Lease in the Notes to the Consolidated Financial Statements included herein.

Other income for the nine-month period ended March 31, 2002 was $26,482,000 compared to $23,761,000 in 2001. Other income for the nine-month period ended March 31, 2002, includes gains of $17,166,000 generated through the settlement of several interest rate swaps, the recognition of $6,109,000 in previously recorded deferred income related to financial derivative energy trading activity of a wholly-owned subsidiary, a gain of $4,653,000 realized through the sale of marketing contracts held by PG Energy Services Inc., income of $1,787,000 generated from the sale and/or rental of gas-fired equipment and appliances by various operating subsidiaries, power generation and sales income of $1,228,000 from PEI Power Corporation, $658,000 in interest and dividend income, and a $561,000 gain on the sale of a 43-mile pipeline also by a subsidiary of the Company. These items were partially offset by $6,106,000 of legal costs associated with Southwest, and a $1,500,000 loss on the sale of the Florida Operations in December 2001. Other income for the nine-month period ended
March 31, 2001 primarily consisted of realized gains on the sale of investment securities of $21,363,000, a $13,532,000 gain on the sale of non-core real estate, and $3,385,000 of interest and dividend income. This was partially offset by $5,684,000 of non-cash trading losses and $8,466,000 of costs associated with Southwest.

The effective federal and state income tax rate is 45% and 46% for the nine months ended March 31, 2002 and 2001, respectively. The decline in the effective tax rate is due to the Company's adoption of Goodwill and Other Intangible Assets, previously discussed, which was partially offset by the sale of various non-core assets that contained non-tax deductible goodwill.

The Company adopted the Statement of Financial Accounting Standards Board (FASB) Accounting for Derivative Instruments and Hedging Activities on July 1, 2000. In accordance with the transition provisions of the Statement, the Company recorded a net-of-tax cumulative-effect-type gain of $602,000 in earnings for the nine-month period ended March 31, 2001, to recognize the fair value of the derivative instruments that do not qualify for hedge accounting treatment under the Statement.

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Twelve Months Ended March 31, 2002 and 2001

The Company recorded net earnings available for common stock of $44,270,000 for the twelve-month period ended March 31, 2002 compared with net earnings of $35,448,000 in 2001. Earnings per diluted share were $.81 in 2002 compared with earnings per diluted share of $.65 in 2001.

Operating revenues were $1,347,060,000 for the twelve-month period ended
March 31, 2002, compared with operating revenues of $1,826,995,000 in 2001. Gas purchase and other energy costs for the twelve-month period ended March 31, 2002 were $822,678,000, compared with $1,299,378,000 in 2001. The decrease in both operating revenues and gas purchase costs between periods was primarily due to a 13% net decrease in sales volume from 172,986 MMcf in 2001 to 150,563 MMcf in 2002 and by an 23% decrease in the average cost of gas from $6.75 per Mcf in 2001 to $5.22 per Mcf in 2002. Changes in the average cost of gas resulted from seasonal impacts on demands for natural gas and the ensuing competitive pricing within the industry. The net decrease in gas sales volumes is primarily due to the warmer-than-normal weather in 2002 as compared to 2001 in all of the Company's service territories, which was partially offset by an increase in gas sales volumes from the New England Operations due to the timing of the acquisi tion.

Weather in Southern Union Gas service territories was 93% of a 30-year measure for the twelve-month period ended March 31, 2002, compared with 111% in 2001. About half of the customers served by Southern Union Gas are weather normalized. Missouri Gas Energy's service territories experienced weather that was 82% of a 30-year measure in 2002, compared with 108% in 2001. Weather for the PG Energy service territories was 86% of a 30-year measure for the twelve-month period ended March 31, 2002, compared with 106% in 2001. The New England Gas Company service territories experienced weather that was 86% of a 30-year measure in 2002, compared with 107% in 2001.

Operating margin increased $18,657,000 for the twelve-month period ended
March 31, 2002 compared with the same period in 2001, principally as a result of the acquisition of the New England Operations which contributed a net increase of $30,471,000. The timing of a $10,973,000 annual revenue increase granted to Missouri Gas Energy effective August 6, 2001 and the $10,800,000 annual revenue increase granted to PG Energy effective on January 1, 2001 also impacted operating margin. These items were partially offset by the warmer-than-normal weather, previously discussed.

Operating expenses, excluding business restructuring charges, which were previously discussed, were $344,490,000 for the twelve-month period ended
March 31, 2002, compared with operating expenses of $311,575,000 in 2001. An increase of $48,200,000 was the result of the timing of the acquisition of the New England Operations. Also impacting operating expenses for the twelve-month period ended March 31, 2002 was a goodwill impairment loss of $3,358,000, previously discussed, and $2,162,000 of increased bad debt expense. These items were partially offset by the elimination of goodwill amortization resulting from the Company's adoption of Goodwill and Other Intangible Assets, also previously discussed, which generated a net increase in expense of $10,335,000 during the twelve-month period ended March 31, 2001, as compared to the same period in 2002. See Goodwill in the Notes to the Consolidated Financial Statements included herein. The increase in operating expense between periods was also partially offse by savings of $6,500,000 realized through the Cash Flow Improvement Plan, reduced operating expenses of $6,400,000 from the sale of non-core assets and $2,591,000 of environmental insurance recoveries, all previously discussed.

Interest expense was $98,739,000 for the twelve-month period ended March 31, 2002 compared to $90,661,000 in 2001. Interest expense increased primarily due to the previously mentioned Term Note entered into by the Company for the acquisition of the New England Operations, as well as the assumption by the Company of long-term debt of the New England Operations, also previously discussed. The increase was partially offset by the lower variable interest rate and the repayment of principal related to the Term Note during the twelve-month period ended March 31, 2002. See Debt and Capital Lease in the Notes to the Consolidated Financial Statements included herein.


--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Other income for the twelve-month period ended March 31, 2002 was $79,537,000 compared to $19,580,000 for the twelve-month period ended March 31, 2001. Other income for the twelve-month period ended March 31, 2002, includes realized gains on the sale of investment securities of $53,219,000, gains of $17,166,000 generated through the settlement of several interest rate swaps, the recognition of $6,109,000 in previously recorded deferred income related to financial derivative energy trading activity of a wholly-owned subsidiary, a gain of $4,653,000 realized through the sale of marketing contracts held by PG Energy Services Inc., income of $2,659,000 generated from sale and/or rental of gas-fired equipment and appliances by various operating subsidiaries, power generation and sales income of $2,071,000 from PEI Power Corporation, $936,000 in interest and dividend income, and a $561,000 gain on the sale of a 43-mile pipeline also by a subsidiary of the Company. These items were partially offset by $10,495,000 of legal costs associated with Southwest and a $1,500,000 loss on the sale of the Florida Operations, both previously discussed. Other income for the twelve-month period ended March 31, 2001 primarily consisted of realized gains on the sale of investment securities of $21,363,000, a $13,532,000 gain on the sale of non-core real estate, and $5,002,000 in interest and dividend income. These items were partially offset by $12,165,000 of costs associated with Southwest and $7,921,000 of non-cash trading losses.

The Company's consolidated federal and state effective income tax rate was 39% and 48% for the twelve-month period ended March 31, 2002 and 2001, respectively. The decline in the effective tax rate is due to the Company's adoption of Goodwill and Other Intangible Assets, previously discussed.




--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following table sets forth certain information regarding the Company's gas utility operations for the three- and twelve-month periods ended March 31, 2002 and 2001:

                                     Three Months            Twelve Months
                                    Ended March 31,         Ended March 31,
                                ----------------------   ----------------------
                                   2002        2001         2002        2001
                                ----------  ----------   ----------  ----------

Average number of gas sales
  customers served:
    Residential...............   1,346,493   1,341,714    1,330,592   1,195,591
    Commercial................     133,019     132,319      128,736     117,247
    Industrial and irrigation.       4,178       4,372        4,213       2,553
    Public authorities and
      other...................       3,292       3,177        3,270       3,157
    Pipeline and marketing....         352         356          350         331
                                ----------  ----------   ----------  ----------
      Total average customers
        served................   1,487,334   1,481,938    1,467,161   1,318,879
                                ==========  ==========   ==========  ==========

Gas sales in millions of cubic
  feet (MMcf)
    Residential...............      47,542      56,833       91,050     102,539
    Commercial................      17,795      22,191       36,571      42,035
    Industrial and irrigation.       1,130       1,871        3,798       4,195
    Public authorities and
      other...................       1,480       1,450        3,769       3,119
    Pipeline and marketing....       5,226       5,113       15,531      16,712
                                ----------  ----------   ----------  ----------
      Gas sales billed........      73,173      87,458      150,719     168,600
    Net change in unbilled
      gas sales...............      (5,121)     (9,787)        (156)      4,386
                                ----------  ----------   ----------  ----------
        Total gas sales.......      68,052      77,671      150,563     172,986
                                ==========  ==========   ==========  ==========

Gas sales revenues (thousands
  of dollars):
    Residential...............  $  381,139  $  596,129   $  876,856  $1,009,451
    Commercial................     133,122     224,916      310,747     378,704
    Industrial and irrigation.       9,716      17,562       33,154      34,045
    Public authorities and
      other...................       7,557      13,937       20,632      25,092
    Pipeline and marketing....      14,920      29,126       55,704      73,963
                                ----------  ----------   ----------  ----------
      Gas revenues billed.....     546,454     881,670    1,297,093   1,521,255
    Net change in unbilled gas
      sales revenues..........     (33,028)    (47,269)     (40,898)     76,772
                                ----------  ----------   ----------  ----------
        Total gas sales
          revenues............  $  513,426  $  834,401   $1,256,195  $1,598,027
                                ==========  ==========   ==========  ==========

Gas sales revenue per thousand
  cubic feet (Mcf) billed:
    Residential...............  $     8.02  $    10.49   $     9.63  $     9.85
    Commercial................        7.48       10.14         8.50        9.01
    Industrial and irrigation.        8.60        9.39         8.73        8.12
    Public authorities and
      other...................        5.11        9.61         5.47        8.04
    Pipeline and marketing....        2.86        5.70         3.59        4.43

Weather:
  Degree days:
    Southern Union Gas service
      territories.............       1,208       1,259        1,977       2,372
    Missouri Gas Energy
      service territories.....       2,439       2,809        4,266       5,643
    PG Energy service
      territories.............       2,592       3,120        5,320       6,651
    New England Gas Company
      service territories.....       2,547       2,980        5,087       5,174
  Percent of normal based on
    30-year measure:
    Southern Union Gas service
      territories.............         97%        102%          93%        111%
    Missouri Gas Energy
      service territories.....         90%        100%          82%        108%
    PG Energy service
      territories.............         84%         98%          86%        106%
    New England Gas Company
      service territories.....         85%        100%          86%        107%

Gas transported in millions
  of cubic feet (MMcf)........      27,770      26,822       89,643      91,264
Gas transportation revenues
  (thousands of dollars)......  $   15,464  $   17,606   $   45,166  $   47,624



The above information does not include the Company's 43% equity ownership in a natural gas distribution company serving 23,000 customers in Piedras Negras, Mexico. Information for Fall River Gas and ProvEnergy, acquired September 28, 2000, and Valley Resources, acquired September 20, 2000, is included since October 1, 2000. The 30-year measure of weather is used above for consistent external reporting purposes. Measures of normal weather used by the Company's regulatory authorities to set rates vary by jurisdiction. Periods used to measure normal weather for regulatory purposes range from 10 years to 30 years.


--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION

The Company's gas utility operations are seasonal in nature with a significant percentage of the annual revenues and earnings occurring in the traditional heating-load months. This seasonality results in a high level of cash flow needs immediately preceding the peak winter heating season months, due to the required payments to natural gas suppliers in advance of the receipt of cash payments from the Company's customers. The Company has historically used internally generated funds and its credit facilities to provide funding for its seasonal working capital, continuing construction and maintenance programs and operational requirements.

On May 29, 2001, the Company renewed and amended its short-term and long-term credit facilities (together referred to as "Revolving Credit Facilities"). The Company has available $150,000,000 under the short-term facility, which expires May 28, 2002, and $225,000,000 under the long-term facility, which expires on May 29, 2004. The Company is currently negotiating with its lenders to renew its $150,000,000 short-term facility for an additional 364-day period, or until May 27, 2003. The Company has additional availability under uncommitted line of credit facilities with various banks. Borrowings under the Revolving Credit Facilities are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. A balance of $132,300,000 was outstanding under the Revolving Credit Facilities at March 31, 2002 and $99,900,000 at May 14, 2002.

On August 28, 2000 the Company entered into the Term Note to fund (i) the cash portion of the consideration to be paid to the Fall River Gas stockholders; (ii) the all cash consideration to be paid to the ProvEnergy and Valley Resources stockholders; (iii) repayment of approximately $50,000,000 of long- and short-term debt assumed in the mergers; and (iv) related acquisition costs. As of March 31, 2002, a balance of $410,000,000 was outstanding on this Term Note and, as of May 14, 2002, the balance outstanding was $350,000,000. No additional draws can be made on the Term Note. Prior to maturity, the Company plans to refinance some portion or all of the Term Note. Sources of future or alternative financing that the Company may consider include commercial and investment banks, institutional lenders, institutional investors and public securities markets. The availability and terms of any such financing sources will depend upon various factors and conditions such as the Company's combined cash flow and earnings, the Company's resulting capital structure, and conditions in financial markets at the time of such offerings.

The principal source of funds during the three-month period ended March 31, 2002 was $192,759,000 in cash flow from operations. The principal uses of funds during this period included $82,650,000 for the repayment of borrowings under the Company's Revolving Credit Facilities, $78,169,000 for the retirement of long-term debt and $21,042,000 for on-going property, plant and equipment additions.

The principal sources of funds during the nine-month period ended March 31, 2002 were $203,390,000 in cash flow from operations, proceeds of $33,663,000 from the sale of various subsidiaries, and proceeds of $17,166,000 generated from the settlement of interest rate swaps. The principal uses of funds during this period included $83,974,000 for the retirement of long-term debt, $78,189,000 for on-going property, plant and equipment additions, $58,300,000 for the repayment of borrowings under the Company's Revolving Credit Facilities, and $34,711,000 for the repurchase of Company common stock.

The effective interest rate under the Company's current debt structure is 6.40% (including interest and the amortization of debt issuance costs and redemption premiums on refinanced debt).

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


On December 6, 2001 and October 19, 2001, the Company filed shelf registrations of $200,000,000 and $400,000,000, respectively. Under these shelf registrations, Southern Union may sell a combination of senior debt securities, subordinated debt securities and preferred securities of financing trusts from time to time, at prices determined at the time of any offering.


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

OTHER MATTERS

Employees During the quarter ended March 31, 2002, New England Gas Company and one of five bargaining units representing New England Gas Company employees (comprising approximately 8% of Southern Union's total workforce) were unable to reach agreement on the renewal of a contract that expired in January 2002. This has resulted in a work stoppage in the area previously serviced by Providence Gas Company. Currently, both parties continue to negotiate in good faith and have reached tentative agreements on most issues. The work stoppage did not have a significant impact on the Company's financial statements for the quarter ended March 31, 2002, and the Company believes the outcome of the matter will not have a material adverse impact on the Company's results of operations, financial condition or cash flows.

In March 2002, New England Gas Company and two other bargaining units representing New England Gas Company employees successfully reached new four-year contract agreements in advance of contract expiration dates; these two contracts became effective April 1, 2002 and May 1, 2002, respectively. New England Gas Company and its remaining two bargaining units are preparing for upcoming negotiations, as both contracts expire at the end of May 2002.

Investment Securities The Company reviews its portfolio of investment securities on a quarterly basis to determine whether a decline in value is other than temporary. Factors that are considered in assessing whether a decline in value is other than temporary include, but are not limited to: earnings trends and asset quality; near term prospects and financial condition of the issuer; financial condition and prospects of the issuer's region and industry; and Southern Union's intent and ability to retain the investment. If Southern Union determines that the decline in value of an investment security is other than temporary, the Company will record a charge on its consolidated statement of operations to reduce the carrying value of the security to its estimated fair value.

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

Factors that could cause or contribute to actual results differing materially from such forward-looking statements include the following: cost of gas; gas sales volumes; weather conditions in the Company's service territories; the achievement of operating efficiencies and the purchases and implementation of new technologies for attaining such efficiencies; impact of relations with labor unions of bargaining-unit employees; the receipt of timely and adequate rate relief; the outcome of pending and future litigation; governmental regulations and proceedings affecting or involving the Company; unanticipated environmental liabilities; changes in business strategy; the risk that the businesses acquired and any other businesses or investments that Southern Union has acquired or may acquire may not be successfully integrated with the businesses of Southern Union; the impairment or sale of investment securities; and the nature and impact of any extraordinary transactions such as any acquisition or divestiture of a business unit or any assets. These are representative of the factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions, and general economic conditions, including interest rate fluctuations, federal, state and local laws and regulations affecting the retail gas industry or the energy industry generally, and other factors.



--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             SOUTHERN UNION COMPANY
                                ------------------------------------------------
                                                 (Registrant)






Date      May 15, 2002          By   DAVID J. KVAPIL
     ----------------------        ---------------------------------------------
                                     David J. Kvapil
                                     Executive Vice President and Chief
                                       Financial Officer

















--------------------------------------------------------------------------------