Form 10-K/A
period 2001-06-30
SOUTHERN UNION CO
filed 2002-07-01
CIK 203248

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

                        Commission File No. 1-6407

                          SOUTHERN UNION COMPANY
          (Exact name of registrant as specified in its charter)

          Delaware                                               75-0571592
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

     One PEI Center, Second Floor                                   18711
      Wilkes-Barre, Pennsylvania                                  (Zip Code)
(Address of principal executive offices)

     Registrant's telephone number, including area code:  (570)  820-2400

        504 Lavaca Street, Eighth Floor                             78701
                Austin, Texas                                 (Former Zip Code)
(Former address of principal executive offices)

         Securities Registered Pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
------------------------------------   -----------------------------------------
Common Stock, par value $1 per share             New York Stock Exchange

        Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require-
ments for the past 90 days.   Yes  X     No
                                  ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
            ---

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 19, 2001, was $740,961,553. The number of shares of the registrant's Common Stock outstanding on September 19, 2001 was 53,824,027.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders for the year ended June 30, 2001, are incorporated by reference in Parts II and IV.

Portions of the registrant's proxy statement for its annual meeting of stock-holders to be held on November 14, 2001, are incorporated by reference into Part III.

================================================================================

                                EXHIBIT INDEX



 Exhibit
   No.                                   Description
--------     -------------------------------------------------------------------

  28.1 Financial Statements and Supplemental Schedules required by Form 11-K for the Southern Union Company Valley Resources 401(k) Employee Stock Ownership Plan for the six-month period ended June 30, 2001*.









































-----------------------

*The financial statements and supplemental schedules of the Southern Union
 Company Valley Resources 401(k) Employee Stock Ownership Plan have been filed in paper.

                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.








Dated:  July 1, 2002        SOUTHERN UNION COMPANY

                             By:  DAVID J. KVAPIL
                                  ---------------
                                  David J. Kvapil
                                  Executive Vice President and
                                    Chief Financial Officer
                                  (Principal Accounting Officer)

                                                          Exhibit 28.1 -- Page 1
                                                              2001 Annual Report
                                                                       Form 10-K



                                   FORM SE
                 FORM FOR SUBMISSION OF PAPER FORMAT EXHIBITS
                            BY ELECTRONIC FILERS



          Southern Union Company                                0000203248
-----------------------------------------------------      ---------------------
Exact name of registrant as specified in charter           Registrant CIK Number



Form 11-K for the fiscal year ended December 31, 2001             1-6407
-----------------------------------------------------      ---------------------
Electronic report, schedule or registration statement        SEC file number,
of which the documents are a part (give period of              if available
report)



                             Not Applicable ("N/A")
--------------------------------------------------------------------------------
       Name of Person Filing the Document (If Other than the Registrant)



                                   SIGNATURES


Filings Made By the Registrant:

     The Registrant has duly caused this form to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Wilkes-Barre, State of Pennsylvania, July 1, 2002.



                          Southern Union Company
                          ----------------------
                          (Registrant)

                          By:     DAVID J. KVAPIL
                                  ---------------
                                  David J. Kvapil
                                  Executive Vice President and
                                    Chief Financial Officer
                                  (Principal Accounting Officer)
                                  ------------------------------
                                  (Name and Title)


Filings Made by Person Other Than the Registrant:

     After reasonable inquiry and to the best of my knowledge and belief, I
     certify on        N/A         , 2002 that the information set forth in this
                -------------------
     statement is true and complete.

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