Form 10-K
period 2002-06-30
SOUTHERN UNION CO
filed 2002-09-27
CIK 203248

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K


 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
     ACT OF 1934

       For the Fiscal Year Ended June 30, 2002

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 20, 2002 was $353,459,367. The number of shares of the registrant's Common Stock outstanding on September 20, 2002 was 55,328,534.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders for the year ended June 30, 2002, are incorporated by reference in Parts II and IV.

Portions of the registrant's proxy statement for its annual meeting of stockholders to be held on November 5, 2002, are incorporated by reference into
Part III.

================================================================================

                                     PART I



ITEM 1.    Business.

                                  Introduction

Southern Union Company (Southern Union and together with its subsidiaries, the Company) was incorporated under the laws of the State of Delaware in 1932. The Company's principal line of business is the distribution of natural gas as a public utility to approximately 1.5 million customers through operating divisions in Texas, Missouri, Pennsylvania, Rhode Island and Massachusetts.

Southern Union Gas, headquartered in Austin, Texas, serves approximately 541,000 customers in Texas (including Austin, Brownsville, El Paso, Galveston, Harlingen, McAllen and Port Arthur). Missouri Gas Energy, headquartered in Kansas City, Missouri, serves approximately 498,000 customers in central and western Missouri (including Kansas City, St. Joseph, Joplin and Monett). PG Energy, headquartered in Wilkes-Barre, Pennsylvania, serves approximately 157,000 customers in northeastern and central Pennsylvania (including Wilkes-Barre, Scranton and Williamsport). New England Gas Company, headquartered in Providence, Rhode Island, serves approximately 295,000 customers in Rhode Island and Massachusetts (including Providence, Newport and Cumberland, Rhode Island and Fall River, North Attleboro and Somerset, Massachusetts.) The diverse geographic areas of the Company's natural gas distribution systems should reduce the overall sensitivity of Southern Union's operations to weather risk and local economic conditions.

                          Acquisitions and Divestitures

Acquisitions Southern Union's strategy for long-term growth includes, but is not limited to, acquiring the right assets that will position the Company favorably in an evolving competitive marketplace.

In September 2000, Southern Union acquired Providence Energy Corporation (ProvEnergy), Fall River Gas Company (Fall River Gas), and Valley Resources (Valley Resources). Collectively, these companies (hereafter referred to as the Company's New England Operations) were acquired for approximately $422,000,000 in cash and 1,370,629 shares (before adjustment for any subsequent stock dividends) of Southern Union common stock, as well as the assumption of approximately $140,000,000 in long-term debt. The results of operations from ProvEnergy and Fall River Gas have been included in the Company's consolidated statement of operations since September 28, 2000, and the results of operations from Valley Resources have been included in the Company's consolidated statement of operations since September 20, 2000. Thus, the Company's consolidated results of operations for the periods subsequent to these acquisitions are not comparable to the same periods in prior years. These acquisitions were accounted for using the purchase method.

The New England Operations' primary business is the distribution of natural gas through the New England Gas Company, which serves approximately 295,000 customers throughout Rhode Island and southeastern Massachusetts. Subsidiaries of the Company acquired with the New England Gas Company and currently operating include ProvEnergy Power LLC, Fall River Gas Appliance Company, Valley Appliance Merchandising Company and Alternate Energy Corporation (see Company Operations). Subsidiaries acquired with the New England Gas Company and subsequently sold include Morris Merchants, Inc., Valley Propane, Inc. and ProvEnergy Oil Enterprises, Inc. (see Divestitures).

In November 1999, Southern Union acquired Pennsylvania Enterprises, Inc. (hereafter referred to as the Company's Pennsylvania Operations) for approximately $500,000,000, including assumption of approximately $115,000,000 of long-term debt. The Company issued approximately 16,700,000 shares (before adjustment for any subsequent stock dividends) of common stock and paid approximately $38,000,000 in cash to complete the transaction. The results of operations from the Pennsylvania Operations have been included in the Company's consolidated statement of operations since November 4, 1999. Thus, the Company's consolidated results of operations for the periods subsequent to the acquisition are not comparable to the same periods in prior years. The acquisition was accounted for using the purchase method.


--------------------------------------------------------------------------------

The Pennsylvania Operations' primary business is the distribution of natural gas through PG Energy, which serves approximately 157,000 customers in northeastern and central Pennsylvania. Subsidiaries of the Company acquired with PG Energy and currently operating include PG Energy Services Inc., (Energy Services) and PEI Power Corporation (Power Corp.) (see Company Operations). Subsidiaries and assets acquired with PG Energy and subsequently sold include Energy Services' propane operations and its commercial and industrial gas marketing contracts, Keystone Pipeline Services, Inc. and Theta Land Corporation (see Divestitures).

Acquiring the New England Operations and Pennsylvania Operations provides Southern Union with a strong presence in the northeastern market. These operations provide the Company with greater geographic and weather diversity to the Company's service areas. Going forward, Southern Union may consider other acquisitions that will financially enhance growth and take advantage of future market opportunities.

Divestitures In July 2001, the Company implemented a Cash Flow Improvement Plan that was designed to increase annualized pre-tax cash flow from operations by at least $50 million by the end of fiscal year 2002. The three-part initiative was composed of strategies designed to achieve results enabling its operating divisions to meet their allowed rates of return, restructure its corporate operations, and accelerate the sale of non-core assets and use the proceeds exclusively for debt reduction. The Company's non-core subsidiaries and assets sold include:

    Subsidiary or Asset Sold       Date Sold     Proceeds    Pre-tax Gain (Loss)
-------------------------------- ------------- ------------  -------------------
PG Energy Services' (Energy Ser-
  vices) propane operations (a)  April 2002     $ 2,300,000     $ 1,200,000
Carrizo Springs Pipeline (b)     December 2001    1,000,000         561,000
South Florida Natural Gas and
  Atlantic Gas Corporation (c)   December 2001   10,000,000      (1,500,000)
Morris Merchants, Inc. (d)       October 2001     1,586,000           --
Valley Propane, Inc. (Valley
  Propane) (e)                   September 2001   5,301,000           --
ProvEnergy Oil Enterprises (f)   August 2001     15,776,000           --
Energy Services' commercial and
  industrial gas marketing
  contracts                      July 2001        4,972,000       4,653,000
Keystone Pipeline Services,
  Inc. (g)                       June 2001        3,300,000         707,000
Theta Land Corporation (h)       January 2000    12,150,000           --

-------------------------
(a) Sold liquid propane to residential, commercial and industrial customers in northeastern and central Pennsylvania.
(b) Asset was a 43-mile pipeline operated by Southern Transmission Company.
(c) South Florida Natural Gas was a natural gas division of Southern Union and Atlantic Gas Corporation was a propane subsidiary of the Company.
(d) Served as a manufacturers' representative agency for franchised plumbing and heating contract supplies throughout New England.
(e) Sold liquid propane to residential, commercial and industrial customers in Rhode Island and Massachusetts.
(f) Operated a fuel oil distribution business through its subsidiary, ProvEnergy Fuels, Inc. for residential and commercial customers in Rhode Island and Massachusetts.
(g) Engaged primarily in the construction, maintenance, and rehabilitation of natural gas distribution pipelines.
(h) Owned approximately 44,000 acres of land.

The Company may sell or dispose of other non-core subsidiaries and assets if the terms are satisfactory to the Company. Such sales may include investments in marketable securities.


--------------------------------------------------------------------------------

                               Company Operations

The Company's principal line of business is the distribution of natural gas through its Southern Union Gas, Missouri Gas Energy, PG Energy, and New England Gas Company divisions. The Company's gas utility operations are generally seasonal in nature, with a significant percentage of its annual revenues and earnings occurring in the traditional winter heating season. The Company's management is committed to achieving profitable growth of its utility divisions in an increasingly competitive business environment and to enhance shareholder value. Management's strategies for achieving these objectives principally consist of: (i) to focus the Company's divisions in meeting their allowable rates of returns; (ii) manage capital spending and operating costs without sacrificing customer safety or quality service; (iii) expanding the Company through development of existing utility businesses and possibly by acquiring of selective new utility businesses; and (iv) solidify the Company's relationships with regulatory bodies that oversee the various operations. Management develops and continually evaluates these strategies and their implementation by applying their experience and expertise in analyzing the energy industry, technological advances, market opportunities and general business trends. Each of these strategies, as implemented throughout the Company's existing businesses, reflects the Company's commitment to its core natural gas utility business.

Subsidiaries of Southern Union were established to support and expand natural gas sales and other energy sales and to capitalize on the Company's energy expertise. Subsidiaries of the Company market natural gas to end-users, operate natural gas pipeline systems, generate electricity and distribute propane. Additionally, the Company owns or holds interests in real estate and other assets, which are primarily used in the Company's utility business. Central to all of the Company's present businesses and strategies is the distribution and transportation of natural gas.

PEI Power Corporation (Power Corp.), a wholly-owned subsidiary of Southern Union, an exempt wholesale generator (within the meaning of the Public Utility Holding Company Act of 1935), generates and sells electricity provided by two power plants that share a site in Archbald, Pennsylvania. Power Corp. acquired the first plant, a 25-megawatt cogeneration facility fueled by a combination of natural gas and methane, in November 1997. During fiscal year 2001 Power Corp. constructed an additional 45-megawatt natural gas-fired facility in a joint venture with Cayuga Energy. Power Corp. owns 49.9% of the second plant that sells electricity to the broad mid-Atlantic wholesale energy market administered by PJM Interconnection, L.L.C.

Fall River Gas Appliance Company, Inc. (Fall River Appliance), a wholly-owned subsidiary of Southern Union, rents water heaters and conversion burners (primarily for residential use) to over 17,000 customers and offers service contracts on gas appliances in the city of Fall River and the towns of Somerset, Swansea and Westport, all located in southeastern Massachusetts.

Valley Appliance and Merchandising Company (VAMCO), a wholly-owned subsidiary of Southern Union, rents natural gas burning appliances and offers appliance service contract programs to residential customers. In fiscal 2002, VAMCO provided construction management services for natural gas-related projects to commercial and industrial customers.

Mercado Gas Services, Inc. (Mercado), a wholly-owned subsidiary of Southern Union, markets natural gas to commercial and industrial customers. Mercado's sales and purchasing activities are made through short-term and long-term contracts. These contracts and business activities are not subject to direct rate regulation.

PG Energy Services, Inc. (Energy Services), a wholly-owned subsidiary of Southern Union, offers the inspection, maintenance and servicing of residential and small commercial gas-fired equipment to 17,300 residential and commercial users primarily in central and northeastern Pennsylvania.

SUPro Energy Company (SUPro), a wholly-owned subsidiary of Southern Union, provides propane gas services to 4,000 customers located principally in Austin, El Paso and Alpine, Texas as well as Las Cruces, New Mexico and surrounding communities. SUPro sold 5,434,000 and 5,859,000 gallons of propane for the years ended June 30, 2002 and 2001.


--------------------------------------------------------------------------------

Southern Transmission Company (STC), a wholly-owned subsidiary of Southern Union, owns and operates 118.8 miles of intrastate pipeline that serves commercial, industrial and utility customers in central, south and coastal Texas.

Southern Union Energy International, Inc. (SUEI) and Southern Union International Investments, Inc. (Investments), both wholly-owned subsidiaries of Southern Union, participate in energy-related projects internationally.
Energia Estrella del Sur, S. A. de C. V. (Estrella), a wholly-owned Mexican subsidiary of SUEI and Investments, has a 43% equity ownership in a natural gas distribution company, along with other related operations, which currently serves 23,000 customers in Piedras Negras, Mexico, across the border from Southern Union Gas' Eagle Pass, Texas service area.

Norteno Pipeline Company (Norteno), a wholly-owned subsidiary of Southern Union, owns and operates interstate pipelines that serve the gas distribution properties of Southern Union Gas and the Public Service Company of New Mexico. Norteno also transports gas through its interstate network to the country of Mexico for Pemex Gas y Petroquimica Basica.

ProvEnergy Power Company LLC (ProvEnergy Power), a wholly-owned subsidiary of Southern Union, provides outsourced energy management services and owns 50% of Capital Center Energy Company LLC, a joint venture formed between ProvEnergy and ERI Services, Inc. to provide retail power and conditioned air.

Alternate Energy Corporation (AEC), a wholly-owned subsidiary of Southern Union, is an energy consulting firm that also retains patents on a natural gas/diesel co-firing system and on "Passport" FMS (Fuel Management System)which monitors and controls the transfer of fuel on dual-fuel equipment.

The Company also holds investments in commercially developed real estate in El Paso, Harlingen and Kansas City. Additionally, through the acquisition of the Pennsylvania Operations and New England Operations, the Company owns several tracts of land, certain of which has been prepared for development, primarily in Lackawanna County of northeastern Pennsylvania, and various office buildings, parking garages and operational facilities throughout Rhode Island and Massachusetts. Depending upon market conditions, the Company may sell certain of these investments from time to time.

                              Company Investments

Over the past several years, the Company acquired an equity interest in Capstone Turbine Corporation (Capstone). This company has developed a microturbine fueled by natural gas or propane that produces electricity and creates less pollution than conventional systems. The refrigerator-sized microturbine unit can efficiently provide nearly 30 kilowatts of electricity to a small business. Additionally, this technology is highly reliable and requires low maintenance. In late June 2000, Capstone completed its initial public offering (IPO). The Company sold Capstone shares during fiscal year 2002 and 2001, realizing pre-tax gains of $1,004,000 and $74,582,000, respectively. As of June 30, 2002, the Company's 700,400 remaining shares of Capstone common stock were worth $1,163,000 based on the closing price for Capstone shares that day.

The Company had invested $14,586,000 in PointServe, Inc. (PointServe), a business-to-business online scheduling solution. The Company recorded a non-cash charge of $10,380,000 in the fourth quarter of fiscal year 2002 to recognize the decrease in fair value of its non-utility investment in PointServe. The Company recognized this valuation adjustment to reflect significant lower private equity valuation metrics and changes in the business outlook of PointServe. PointServe is a closely held, privately owned company and, as such, has no published market value.

As of June 30, 2002, Southern Union had a $5,433,000 equity interest in Advent Networks, Inc. (Advent) and held $2,750,000 of convertible notes receivable from Advent. Advent's UltraBand(TM) technology is expected to deliver digital broadband services 40 times faster than digital subscriber lines (DSL) or cable modems, and 1,000 times faster than dial-up modems, over the "last mile". UltraBand(TM) should provide cable network overbuilders a competitive advantage with its capability to deliver content at a quality and speed that cannot be provided over cable modem. Subsequent to June 30, 2002, the Company invested an additional $2,000,000 in convertible notes receivable to Advent. All of the convertible notes convert into equity upon the next equity financing of Advent or


--------------------------------------------------------------------------------
upon a change of control of Advent. Certain Southern Union executive management, Board of Directors and employees have an equity ownership in Advent.

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

                                  Competition

As energy providers, Southern Union Gas, Missouri Gas Energy, PG Energy, and
New England Gas Company have historically competed with alternative energy sources, particularly electricity, propane, fuel oil, coal, natural gas liquids and other refined products available in the Company's service areas. At present rates, the cost of electricity to residential and commercial customers in the Company's service areas generally is higher than the effective cost of natural gas service. There can be no assurance, however, that future fluctuations in gas and electric costs will not reduce the cost advantage of natural gas service.

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

The Company's gas distribution divisions are not currently in significant direct competition with any other distributors of natural gas to residential and small commercial customers within their service areas. In 1999, the Commonwealth of Pennsylvania enacted the Natural Gas Choice and Competition Act, which extended the ability to choose suppliers to small commercial and residential customers as well. Effective April 29, 2000, all of PG Energy's customers have the ability to select an alternate supplier of natural gas, which PG Energy will continue to deliver through its distribution system under regulated transportation service rates (with PG Energy serving as supplier of last resort). Customers can also choose to remain with PG Energy as their supplier under regulated natural gas sales rates. In either case, the applicable rate results in the same operating margin to PG Energy. Despite customers' acquired right to choose, higher-than-normal wholesale prices for natural gas have prevented suppliers from offering competitive rates.

                                   Gas Supply

The cost and reliability of natural gas service is dependent upon the Company's ability to contract for favorable mixes of long-term and short-term gas supply arrangements and through favorable fixed and variable transportation contracts. The Company has been directly acquiring its gas supplies since the mid-1980s when interstate pipeline systems opened their systems for transportation service. The Company has the organization, personnel and equipment necessary to dispatch and monitor gas volumes on a daily, hourly and even a real-time basis to ensure reliable service to customers.

The Federal Energy Regulatory Commission (FERC) required the "unbundling" of services offered by interstate pipeline companies beginning in 1992. As a result, gas purchasing and transportation decisions and associated


--------------------------------------------------------------------------------
risks have been shifted from the pipeline companies to the gas distributors. The increased demands on distributors to effectively manage their gas supply in an environment of volatile gas prices provides an advantage to distribution companies such as Southern Union who have demonstrated a history of contracting favorable and efficient gas supply arrangements in an open market system.

The majority of 2002 gas requirements for the utility operations of Southern Union Gas, Missouri Gas Energy and PG Energy were delivered under short- and long-term transportation contracts through five, four and four major pipeline companies, respectively. The majority of 2002 gas requirements for the utility operations of New England Gas Company were delivered under long-term transportation contracts through four major pipeline companies. These contracts have various expiration dates ranging from calendar year 2002 through 2023. Southern Union Gas also purchases significant volumes of gas under long- and short-term arrangements with suppliers. The amounts of such short-term purchases are contingent upon price. Southern Union Gas, Missouri Gas Energy, PG Energy, and New England Gas Company all have firm supply commitments for all areas that are supplied with gas purchased under short-term arrangements. Southern Union Gas, Missouri Gas Energy, PG Energy and New England Gas Company hold contract rights to over 4 Bcf, 17 Bcf, 11 Bcf and 7 Bcf of storage capacity, respectively, to assist in meeting peak demands. Storage capacity in 2002 approximated 24% of the Company's annual gas distribution volumes.

Gas sales and/or transportation contracts with interruption provisions, whereby large volume users purchase gas with the understanding that they may be forced to shut down or switch to alternate sources of energy at times when the gas is needed for higher priority customers, have been utilized for load management by Southern Union and the gas industry as a whole. In addition, during times of special supply problems, curtailments of deliveries to customers with firm contracts may be made in accordance with guidelines established by appropriate federal and state regulatory agencies. There have been no supply-related curtailments of deliveries to Southern Union Gas, Missouri Gas Energy, PG Energy, or New England Gas Company utility sales customers during the last ten years.

The Company is committed under various agreements to purchase certain quantities of gas in the future. At June 30, 2002, the Company has purchase commitments for certain quantities of gas at variable, market-based prices that have an annual value of $157,929,000. The Company's purchase commitments may extend over a period of several years depending upon when the required quantity is purchased. The Company has purchase gas tariffs in effect for all its utility service areas that provide for recovery of its purchase gas costs under defined methodologies.

                          Utility Regulation and Rates

The Company's rates and operations are subject to regulation by local, state and federal authorities. In Texas, municipalities have primary jurisdiction over natural gas rates within their respective incorporated areas. Rates in adjacent environs and appellate matters are the responsibility of the Railroad Commission of Texas (RRC). In Missouri, natural gas rates are established by the Missouri Public Service Commission (MPSC) on a system-wide basis. In Pennsylvania, natural gas rates for PG Energy are approved by the PPUC on a system-wide basis. In Rhode Island, the Rhode Island Public Utilities Commission (RIPUC) approves natural gas rates for the New England Gas Company. In Massachusetts natural gas rates for the New England Gas Company are subject to the regulatory authority of the Massachusetts Department of Telecommunications and Energy (MDTE). The FERC has jurisdiction over rates, facilities and services of Norteno and Power Corp., and the RRC has jurisdiction over STC.

The Company holds non-exclusive franchises with varying expiration dates in all incorporated communities where it is necessary to carry on its business as it is now being conducted. Providence, Rhode Island; Fall River, Massachusetts; Kansas City, Missouri; El Paso, Texas; Austin, Texas; St. Joseph, Missouri; and Port Arthur, Texas are the seven largest cities in which the Company's utility customers are located. The franchises in these cities expire as follows: El Paso, Texas in 2030; Port Arthur, Texas in 2013; Kansas City, Missouri in 2010; and Austin, Texas in 2006. The Company fully expects these franchises to be renewed upon their expiration. The franchises in Providence, Rhode Island; Fall River, Massachusetts; and St. Joseph, Missouri are perpetual.

Gas service rates are established by regulatory authorities to permit utilities the opportunity to recover operating, administrative and financing costs, and the opportunity to earn a reasonable return on equity. Gas costs are billed


--------------------------------------------------------------------------------
to customers through purchase gas adjustment (PGA) clauses, which permit the Company to adjust its sales price as the cost of purchased gas changes. This is important because the cost of natural gas accounts for a significant portion of the Company's total expenses. The appropriate regulatory authority must receive notice of such adjustments prior to billing implementation.

Other than in Pennsylvania, the Company supports any service rate changes to its regulators using an historic test year of operating results adjusted to normal conditions and for any known and measurable revenue or expense changes. Because the regulatory process has certain inherent time delays, rate orders may not reflect the operating costs at the time new rates are put into effect. In Pennsylvania, a future test year is utilized for ratemaking purposes, therefore, rate orders more closely reflect the operating costs at the time new rates are put into effect.

The monthly customer bill contains a fixed service charge, a usage charge for service to deliver gas, and a charge for the amount of natural gas used. While the monthly fixed charge provides an even revenue stream, the usage charge increases the Company's annual revenue and earnings in the traditional heating load months when usage of natural gas increases. In recent years, the majority of the Company's rate increases in Texas have resulted in increased monthly fixed charges which help stabilize earnings. Weather normalization clauses also serve to stabilize earnings. Southern Union Gas has weather normalization clauses in 23 Texas towns and cities, including Austin, Andrews and various El Paso service areas, Galveston, Port Arthur and Mineral Wells. New England Gas Company has a weather normalization clause in the tariff covering its Rhode Island operations.

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

The MPSC approval of the January 31, 1994 acquisition of Missouri Gas Energy by the Company was subject to the terms of a stipulation and settlement agreement, which, among other things, requires Missouri Gas Energy to reduce rate base by $30,000,000 (amortized over a ten-year period on a straight-line basis) to compensate rate payers for rate base reductions that were eliminated as a result of the acquisition.

Rhode Island On May 24, 2002, the RIPUC approved a settlement agreement between the New England Gas Company and the RIPUC. The settlement agreement resulted in a $3,900,000 decrease in base revenues for New England Gas Company's Rhode Island operations, a unified rate structure ("One State; One Rate") and an integration/merger savings mechanism. The settlement agreement also allows New England Gas Company to retain $2,049,000 of merger savings and to share incremental earnings with customers when the division's Rhode Island operations return on equity exceeds 11.25%. Included in the settlement agreement was a conversion to therm billing and the approval of a reconciling Distribution Adjustment Clause (DAC). The DAC allows New England Gas Company to continue its low income assistance and weatherization programs, to recover environmental response costs over a 10-year period, puts into place a new weather normalization clause and allows for the sharing of nonfirm margins (non-firm margin is margin earned from interruptible customers with the ability to switch to alternative fuels). The weather normalization clause is designed to mitigate the impact of weather volatility on customer billings, which will assist customers in paying bills and stabilize the revenue stream. New England Gas Company will defer the margin impact of weather that is greater than 2% colder-than-normal and will recover the margin impact of weather that is greater than 2% warmer-than-normal. The non-firm margin incentive mechanism allows New England Gas Company to retain 25% of all non-firm margins earned in excess of $1,600,000.

Pursuant to the RIPUC's Written Order issued April 30, 2001, Providence Gas' Price Stabilization Plan was extended through June 2002. The related settlement agreement provided for additional gas distribution margin of $12,030,000 over the 21-month period, October 2000 through June 2002, or approximately $6,240,000 for the twelve months ended September 2001. The settlement agreement also contained a weather mitigation clause


--------------------------------------------------------------------------------
and a non-firm margin incentive mechanism. The weather mitigation clause allowed Providence Gas to defer the margin impact of weather that was greater than 2% colder-than-normal and to recover the margin impact of weather that was greater than 3% warmer-than-normal by making the corresponding adjustment to the deferred revenue account (DRA). The non-firm margin incentive mechanism allowed Providence Gas to retain 25% of all non-firm margins earned in excess of $1,200,000. Under the settlement agreement, Providence Gas was able to earn up to 10.7%, but not less than 7.0%, using the average return on equity for the two 12-month periods of October 2000 through September 2001 and July 2001 through June 2002.

Effective October 1, 2000, the RIPUC approved a settlement agreement between Providence Gas, the RIPUC, the Energy Council of Rhode Island, and The George Wiley Center. The settlement agreement recognized the need for an increase in distribution system revenues of $4,500,000, recovered through an adjustment to the throughput portion of the gas charge, and provided for a 21-month base rate freeze.

Pennsylvania In December 2000, the PPUC approved a settlement agreement that provided for a rate increase designed to produce $10,800,000 of additional annual revenue. The new rates became effective on January 1, 2001.

El Paso, Texas Effective September 24, 2002, Southern Union Gas received a $2,000,000 revenue increase for the El Paso service area, and a rate design that continues to increase the proportion of the Company's revenue stream collected through the monthly customer charge.

In February 2000, the City of El Paso approved a $650,000 revenue increase, and an improved rate design that collects a greater portion of the Company's revenue stream from the monthly customer charge. Additionally, the City of El Paso approved a new 30-year franchise for Southern Union Gas.

Galveston Texas Effective July 1, 2002, Southern Union Gas received approval of a $323,000 revenue increase for the Galveston service area, along with continuation of weather normalization and annual cost of service adjustment clauses.

North Texas Southern Union Gas received annual rate increases in Jacksboro, Weatherford and Mineral Wells, Texas in May 2000, September 2000 and May 2001, respectively, totaling $600,000, that collect a greater portion of the Company's revenue stream from the monthly customers' charge. In addition, weather normalization clauses were implemented in Weatherford and Mineral Wells.

Other During the three-year period ended June 30, 2002, the Company did not file for any other rate increases in any of its major service areas, although several annual cost of service adjustments were filed.

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


--------------------------------------------------------------------------------

                                  Real Estate

The Company owns certain real estate which is neither material nor critical to its operations.

                                    Employees

As of July 31, 2002, the Company had 2,662 employees, of whom 1,995 are paid on an hourly basis, 664 are paid on a salary basis and three are paid on a commission basis. Of the 1,995 hourly paid employees, unions represent 55%. Of those employees represented by unions, Missouri Gas Energy employs 44%, PG Energy employs 16% and New England Gas Company employs 40%.

In August 2001, the Company implemented a corporate reorganization and restructuring which was initially announced in July 2001 as part of the Cash Flow Improvement Plan. Actions taken included (i) the offering of voluntary Early Retirement Programs ("ERPs") in certain of its operating divisions and
(ii) a limited reduction in force ("RIF") within its corporate offices. ERPs, providing for increased benefits for those electing retirement, were offered to approximately 400 eligible employees across the Company's operating divisions, with approximately 60% of such eligible employees accepting. The RIF was limited solely to certain corporate employees in the Company's Austin and Kansas City offices where forty-eight employees were offered severance packages.

During fiscal year 2002, the Company agreed to five-year contracts with two bargaining units representing employees of New England Gas Company's Providence operations (formerly ProvEnergy), which were effective May 2002; a four-year contract with one bargaining unit representing employees of New England Gas Company's Cumberland operations (formerly Valley Resources), effective May 2002; a four-year contract with one bargaining unit representing employees of New England Gas Company's Fall River operations (formerly Fall River Gas), effective April 2002; and a one year extension of a contract with one bargaining unit representing employees of New England Gas Company's Cumberland operations, which was effective May 2002.

During fiscal 2001, the Company agreed to three-year contracts with two bargaining units representing Pennsylvania employees, which were effective in April 2001 and August of 2000, respectively. In December 1998, the Company agreed to five-year contracts with each bargaining-unit representing Missouri employees, which were effective in May 1999.

The Company believes that its relations with its employees are good. From time to time, however, the Company may be subject to labor disputes. During fiscal 2002, the Company and one of five bargaining units representing New England Gas Company employees (comprising approximately 8% of Southern Union's total workforce) were unable to reach agreement on the renewal of a contract that expired in January 2002. The resulting work stoppage, which did not have a material adverse effect on the Company's results of operations, financial condition or cash flows for the year ended June 30, 2002, was settled in May 2002 when the Company and the bargaining unit agreed to a new five-year contract.


--------------------------------------------------------------------------------

             Statistics of Principal Utility and Related Operations

The following table shows certain operating statistics of the Company's gas distribution divisions with operations in Texas, Missouri, Pennsylvania, and New England (Rhode Island and Massachusetts), which the Company owned during the years ended June 30:

                                                         Year Ended June 30,
                                                    ----------------------------
                                                      2002      2001      2000
                                                    --------  --------  --------

Southern Union Gas:
Average number of gas sales customers served:
  Residential...................................    496,543   491,086   483,220
  Commercial....................................     33,948    32,762    31,860
  Industrial and irrigation.....................        249       251       253
  Public authorities and other..................      2,827     2,818     2,862
                                                    -------   -------   -------
    Total average customers served..............    533,567   526,917   518,195
                                                    =======   =======   =======

Gas sales in millions of cubic feet (MMcf):
  Residential...................................     21,477    24,260    19,524
  Commercial....................................      9,303    10,069     8,677
  Industrial and irrigation.....................        802     1,103       969
  Public authorities and other..................      2,492     2,855     2,377
                                                    -------   -------   -------
    Gas sales billed............................     34,074    38,287    31,547
  Net change in unbilled gas sales..............         (4)      (97)      137
                                                    -------   -------   -------
    Total gas sales.............................     34,070    38,190    31,684
                                                    =======   =======   =======
Weather:
  Degree days (a)...............................      1,945     2,380     1,516
  Percent of 10-year measure (b)................        105%      130%       83%
  Percent of 30-year measure (b)................         93%      112%       71%

Gas transported in MMcf.........................     17,711    18,425    17,472

Missouri Gas Energy:
Average number of gas sales customers served:
  Residential...................................    428,215   428,971   424,771
  Commercial....................................     59,060    59,742    58,323
  Industrial....................................        327       310       309
                                                    -------   -------   -------
    Total average customers served..............    487,602   489,023   483,403
                                                    =======   =======   =======

Gas sales in MMcf:
  Residential...................................     35,039    44,011    34,999
  Commercial....................................     15,686    19,828    15,640
  Industrial....................................        417       598       412
                                                    -------   -------   -------
    Gas sales billed............................     51,142    64,437    51,051
  Net change in unbilled gas sales..............        (16)      (64)       37
                                                    -------   -------   -------
    Total gas sales.............................     51,126    64,373    51,088
                                                    =======   =======   =======
Weather:
  Degree days (a)...............................      4,419     5,541     4,176
  Percent of 10-year measure (b)................         85%      107%       80%
  Percent of 30-year measure (b)................         85%      106%       80%

Gas transported in MMcf.........................     27,324    30,921    31,644

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


--------------------------------------------------------------------------------

                                                                        Eight
                                                      Year Ended        Months
                                                        June 30,        Ended
                                                  ------------------   June 30,
                                                    2002      2001      2000(a)
                                                  --------  --------   ---------

PG Energy:
Average number of gas sales customers served:
  Residential..................................   141,223   140,815     140,019
  Commercial...................................    14,108    13,991      13,872
  Industrial...................................       218       206         209
  Public authorities and other.................       321       310         314
                                                  -------   -------    --------
    Total average customers served.............   155,870   155,322     154,414
                                                  =======   =======    ========

Gas sales in millions of cubic feet (MMcf):
  Residential..................................    15,053    17,965      14,830
  Commercial...................................     5,325     6,561       4,969
  Industrial ..................................       277       535         215
  Public authorities and other.................       145       368         213
                                                  -------   -------    --------
    Gas sales billed...........................    20,800    25,429      20,227
  Net change in unbilled gas sales.............       (22)       40        (314)
                                                  -------   -------    --------
    Total gas sales............................    20,778    25,469      19,913
                                                  =======   =======    ========
Weather:
  Degree days (b)..............................     5,373     6,621       5,287
  Percent of 10-year measure (c)...............        89%      108%         86%
  Percent of 30-year measure (c)...............        86%      105%         92%

Gas transported in MMcf........................    26,976    25,430      19,403

                                                                 Nine Months
                                                  Year Ended        Ended
                                                June 30, 2002  June 30, 2001(d)
                                                -------------  ----------------

New England Gas Company:
Average number of gas sales customers served:
  Residential..................................    265,206          264,349
  Commercial...................................     21,696           21,634
  Industrial and irrigation....................      3,472            3,570
  Public authorities and other.................         43               45
                                                   -------          -------
    Total average customers served.............    290,417          289,598
                                                   =======          =======

Gas sales in millions of cubic feet (MMcf):
  Residential..................................     19,975           21,690
  Commercial...................................      6,196            7,293
  Industrial and irrigation....................      3,271            2,721
  Public authorities and other.................         23               22
                                                   -------          -------
    Gas sales billed...........................     29,465           31,726
  Net change in unbilled gas sales.............       (333)             286
                                                   -------          -------
    Total gas sales............................     29,132           32,012
                                                   =======          =======
Weather:
  Degree days (b)..............................      4,980            5,273
  Percent of 10-year measure (c)...............         88%             105%
  Percent of 30-year measure  (c)..............         85%             102%

Gas transported in MMcf........................     11,457            7,399

--------------------------
(a) PG Energy was acquired on November 4, 1999.  See Acquisitions.
(b) "Degree days" are a measure of the coldness of the weather experienced. A degree day is equivalent to each degree that the daily mean temperature for a day falls below 65 degrees Fahrenheit.
(c) Information with respect to weather conditions is provided by the National Oceanic and Atmospheric Administration. Percentages of 10- and 30-year measure are computed based on the weighted average volumes of gas sales billed. The 10- and 30-year measure is used for consistent external reporting purposes. Measures of normal weather used by the Company's regulatory authorities to set rates vary by jurisdiction. Periods used to measure normal weather for regulatory purposes range from 10 years to 30 years.
(d) Information for Fall River Gas and ProvEnergy, acquired September 28, 2000, and Valley Resources, acquired September 20, 2000, is included since October 1, 2000. See Acquisitions.


--------------------------------------------------------------------------------

Customers The following table shows the number of customers served by the Company, through its divisions, subsidiaries and affiliates, as of the end of its last three fiscal years.

                                              Gas Utility Customers at June 30,
                                              ---------------------------------
                                                 2002        2001        2000
                                              ----------  ----------  ----------

Southern Union Gas:
  Austin and other central and south
    Texas communities......................      192,992     190,696     183,872
  El Paso and other west Texas communities.      194,373     189,134     187,189
  Galveston and Port Arthur................       49,026      49,292      50,237
  Panhandle and north Texas communities....       23,973      24,046      24,584
  Rio Grande Valley communities and
    Eagle Pass.............................       74,149      74,641      75,608
                                              ----------  ----------  ----------
                                                 534,513     527,809     521,490
                                              ----------  ----------  ----------

Missouri Gas Energy:
  Kansas City, Missouri Metropolitan Area..      384,222     379,057     379,804
  St. Joseph, Joplin, Monett and others....      103,797     103,469     104,432
                                              ----------  ----------  ----------
                                                 488,019     482,526     484,236
                                              ----------  ----------  ----------

PG Energy..................................      156,313     155,439     154,399

New England Gas Company....................      293,613     289,048       --

Other (a)..................................       14,375      44,103      25,971
                                              ----------  ----------  ----------

Total......................................    1,486,833   1,498,925   1,186,096
                                              ==========  ==========  ==========
-----------------------------
(a) Includes Mercado, South Florida Natural Gas and Atlantic Gas Corporation (which the Company sold in December 2001), SUPro Energy Services, PG Energy Services Inc., Valley Propane and ProvEnergy Fuels (which were sold in September and August of 2001, respectively) and a natural gas distribution company serving customers in Piedras Negras, Mexico, in which the Company has a 43% equity ownership, in each case for the year-end in which the Company had such operations or investments.

ITEM 2.  Properties.

See Item 1, Business, for information concerning the general location and characteristics of the important physical properties and assets of the Company.

Southern Union Gas has 8,158 miles of mains, 4,493 miles of service lines and 98 miles of transmission lines. STC and Norteno have 118.8 miles and 8 miles, respectively, of transmission lines. Missouri Gas Energy has 7,850 miles of mains, 4,856 miles of service lines and 47 miles of transmission lines. PG Energy has 2,487 miles of mains, 1,488 miles of service lines and 29 miles of transmission lines. New England Gas Company has 3,627 miles of mains, 4,289 miles of service lines and no transmission lines. The Company considers its systems to be in good condition and well-maintained, and it has continuing replacement programs based on historical performance and system surveillance.

Power Corp. retains ownership of two electric power plants that share a site in Archbald, Pennsylvania. Power Corp. acquired the first plant, a 25-megawatt cogeneration facility fueled by a combination of natural gas and methane, in November 1997. During fiscal year 2001 Power Corp. constructed an additional 45-megawatt, natural gas-fired plant in a joint venture with Cayuga Energy. Power Corp. owns 49.9% of the second plant that is in service and selling electricity to the broad mid-Atlantic wholesale energy market administered by PJM Interconnection, L.L.C.

ITEM 3.  Legal Proceedings.

See Commitments and Contingencies in the Notes to Consolidated Financial Statements for a discussion of the Company's legal proceedings. See MD&A -- Cautionary Statement Regarding Forward-Looking Information.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders of Southern Union during the quarter ended June 30, 2002.


--------------------------------------------------------------------------------

                                     PART II

ITEM 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters.

                               Market Information

Southern Union's common stock is traded on the New York Stock Exchange under the symbol "SUG". The high and low sales prices (adjusted for any stock dividends and stock splits) for shares of Southern Union common stock since July 1, 2000 are set forth below:

                                                                   $/Share
                                                                High      Low

  July 1 to September 20, 2002.............................    $17.06    $10.20

(Quarter Ended)
  June 30, 2002............................................     18.90     14.11
  March 31, 2002...........................................     19.23     15.81
  December 31, 2001........................................     21.33     15.81
  September 30, 2001.......................................     23.03     16.67

(Quarter Ended)
  June 30, 2001............................................     20.33     15.91
  March 31, 2001...........................................     23.92     17.24
  December 31, 2000........................................     25.34     15.42
  September 30, 2000.......................................     18.82     14.51

                                     Holders

As of September 20, 2002, there were 7,404 holders of record of Southern Union's common stock and 55,328,534 shares of Southern Union's common stock outstanding. The holders of record do not include persons whose shares are held of record by a bank, brokerage house or clearing agency, but does include any such bank, brokerage house or clearing agency that is a holder of record.

On August 31, 2002, 31,267,952 shares of Southern Union's common stock were held by non-affiliates (any director or executive officer, any of their immediate family members, or any holder known to be the beneficial owner of 10% or more of shares outstanding).

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

Southern Union has a policy of reinvesting its earnings in its businesses, rather than paying cash dividends. Since 1994, Southern Union has distributed an annual stock dividend of 5%. There have been no cash dividends on its common stock during this period. On July 15, 2002, August 30, 2001, June 30, 2000 and August 6, 1999, the Company distributed its annual 5% common stock dividend to stockholders of record on July 1, 2002, August 16, 2001, June 19, 2000 and
July 23, 1999, respectively. A portion of each of the 5% stock dividends distributed above was characterized as a distribution of capital due to the level of the Company's retained earnings available for distribution as of the declaration date.


--------------------------------------------------------------------------------

ITEM 6.  Selected Financial Data.

                                 As of and for the year ended June 30,
                          ------------------------------------------------------
                            2002(a)    2001(b)    2000(c)     1999      1998(d)
                          ---------- ---------- ---------- ---------- ----------
                             (dollars in thousands, except per share amounts)

Total operating revenues. $1,290,550 $1,932,813 $  831,704 $  605,231 $  669,304
Earnings from continuing
  operations (e).........     19,624     57,285      9,845     10,445     12,229
Earnings per common and
  common share
  equivalents (f)........        .35        .99        .20        .28        .34
Total assets.............  2,676,467  2,907,299  2,021,460  1,087,348  1,047,764
Common stockholders'
  equity.................    685,364    721,857    735,455    301,058    296,834
Short-term debt and
  capital lease
  obligation.............    108,203      5,913      2,193      2,066      1,777
Long-term debt and
  capital lease
  obligation, excluding
  current portion........  1,082,210  1,329,631    733,774    390,931    406,407
Company-obligated
  mandatorily redeemable
  preferred securities of
  subsidiary trust.......    100,000    100,000    100,000    100,000    100,000

Average customers served.  1,480,739  1,506,371  1,132,699    998,476    979,186

-----------------------------
(a) Effective July 1, 2001, the Company has ceased amortization of goodwill pursuant to the Financial Accounting Standards Board Standard Accounting for Goodwill and Other Intangible Assets. Goodwill, which was previously classified on the consolidated balance sheet as additional purchase cost assigned to utility plant and amortized on a straight-line basis over forty years, is now subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, during fiscal year 2002, the Company recorded an after-tax restructuring charge of $17,692,000. See Goodwill and Employee Benefits in the Notes to Consolidated Financial Statements.
(b) The New England Operations, formed through the acquisition of Providence Energy Corporation and Fall River Gas Company on September 28, 2000, and Valley Resources, Inc. on September 20, 2000, were accounted for as a purchase and are included in the Company's consolidated balance sheet at June 30, 2001. The results of operations for the New England Operations have been included in the Company's consolidated results of operations since their respective acquisition dates. For these reasons, the consolidated results of operations of the Company for the periods subsequent to the acquisitions are not comparable to the same periods in prior years.
(c) The Pennsylvania Operations were acquired on November 4, 1999 and were accounted for as a purchase. The Pennsylvania Operations' assets were included in the Company's consolidated balance sheet at June 30, 2000 and its results of operations have been included in the Company's consolidated results of operations since November 4, 1999. For these reasons, the consolidated results of operations of the Company for the periods subsequent to the acquisition are not comparable to the same periods in prior years.
(d) On December 31, 1997, Southern Union acquired Atlantic Utilities for 755,650 pre-split and pre-stock dividend shares of common stock valued at $18,041,000 and cash of $4,436,000. Atlantic Utilities was sold in December 2001.
(e) As of June 30, 1998, Missouri Gas Energy wrote off $8,163,000 pre-tax in previously recorded regulatory assets as a result of announced rate orders and court rulings.
(f) Earnings per share for all periods presented were computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year adjusted for (i) the 5% stock dividends distributed on July 15, 2002, August 30, 2001, June 30, 2000, August 6, 1999 and December 9, 1998, and (ii) the 50% stock dividend distributed on July 13, 1998.


--------------------------------------------------------------------------------

ITEM 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Overview Southern Union Company's core business is the distribution of natural gas as a public utility through its four operating divisions. Southern Union Gas serves 541,000 customers in Texas (including Austin, Brownsville, El Paso, Galveston, Harlingen, McAllen and Port Arthur). Missouri Gas Energy serves 498,000 customers in central and western Missouri (including Kansas City, St. Joseph, Joplin and Monett). PG Energy (acquired in November 1999) serves 157,000 customers in northeastern and central Pennsylvania (including Wilkes-Barre, Scranton and Williamsport). New England Gas Company (acquired in September 2000) serves 295,000 customers in Rhode Island and Massachusetts (including Providence, Newport and Cumberland, Rhode Island, and Fall River, North Attleboro and Somerset, Massachusetts). South Florida Natural Gas, which was sold in December 2001, served 4,500 customers in central Florida (including New Smyrna Beach, Edgewater and areas of Volusia County, Florida).

In September 2000, Southern Union acquired Providence Energy Corporation (ProvEnergy), Fall River Gas Company (Fall River Gas), and Valley Resources (Valley Resources). Collectively, these companies (hereafter referred to as the Company's New England Operations) were acquired for approximately $422,000,000 in cash and 1,370,629 shares (before adjustment for any subsequent stock dividends) of Southern Union common stock, as well as the assumption of approximately $140,000,000 in long-term debt. The results of operations from ProvEnergy and Fall River Gas have been included in the Company's consolidated statement of operations since September 28, 2000, and the results of operations from Valley Resources have been included in the Company's consolidated statement of operations since September 20, 2000. Thus, the Company's consolidated results of operations for the periods subsequent to these acquisitions are not comparable to the same periods in prior years. These acquisitions were accounted for using the purchase method.

The New England Operations' primary business is the distribution of natural gas through the New England Gas Company. Subsidiaries of the Company acquired with the New England Gas Company and currently operating include ProvEnergy Power LLC (ProvEnergy Power), Fall River Gas Appliance Company (Fall River Appliance), Valley Appliance Merchandising Company (VAMCO) and Alternate Energy Corporation
(AEC). ProvEnergy Power provides outsourced energy management services and owns 50% of Capital Center Energy Company LLC, a joint venture formed between ProvEnergy and ERI Services, Inc. to provide retail power and conditioned air. Fall River Appliance rents water heaters and conversion burners, primarily to residential customers. VAMCO rents natural gas burning appliances and offers appliance service contract programs to residential customers. In fiscal 2002, VAMCO also provided construction management services for natural gas-related projects to commercial and industrial customers. AEC is an energy consulting firm.

Subsidiaries acquired with the New England Gas Company and subsequently sold include Morris Merchants, Inc. (Morris Merchants), Valley Propane, Inc. (Valley Propane) and ProvEnergy Oil Enterprises, Inc. (ProvEnergy Oil). In October 2001, Morris Merchants, which served as a manufacturers' representative agency for franchised plumbing and heating contract supplies throughout New England, was sold for $1,586,000. In September 2001, Valley Propane, which sold liquid propane to residential, commercial and industrial customers, was sold for $5,301,000. In August 2001, ProvEnergy Oil, which operated a fuel oil distribution business through its subsidiary, ProvEnergy Fuels, Inc. for residential and commercial customers, was sold for $15,776,000. No financial gain or loss was recognized on any of these sales transactions.

In November 1999, Southern Union acquired Pennsylvania Enterprises, Inc. (hereafter referred to as the Company's Pennsylvania Operations) for approximately $500,000,000, including assumption of approximately $115,000,000 of long-term debt. The Company issued approximately 16,700,000 shares (before adjustment for any subsequent stock dividends) of common stock and paid approximately $38,000,000 in cash to complete the transaction. The results of operations from the Pennsylvania Operations have been included in the Company's consolidated statement of operations since November 4, 1999. Thus, the Company's consolidated results of operations for the periods subsequent to the acquisition are not comparable to the same periods in prior years. The acquisition was accounted for using the purchase method.

The Pennsylvania Operations' primary business is the distribution of natural gas through PG Energy. Subsidiaries of the Company acquired with PG Energy and currently operating include PG Energy Services Inc., (Energy Services) and PEI Power Corporation (Power Corp.). Energy Services offers the inspection, maintenance and


--------------------------------------------------------------------------------
servicing of residential and small commercial gas-fired equipment to residential and commercial users. Power Corp., an exempt wholesale generator (within the meaning of the Public Utility Holding Company Act of 1935), sells electricity services to the broad mid-Atlantic wholesale energy market administered by PJM Interconnection, L.L.C.

Subsidiaries and assets acquired with PG Energy and subsequently sold include Energy Services' propane operations and its commercial and industrial gas marketing contracts, Keystone Pipeline Services, Inc. (Keystone) and Theta
Land Corporation. In April 2002, Energy Services' propane operations, which sold liquid propane to residential, commercial and industrial customers, were sold for $2,300,000, resulting in a pre-tax gain of $1,200,000. In July 2001, Energy Services' commercial and industrial gas marketing contracts were sold for $4,972,000, resulting in a pre-tax gain of $4,653,000. In June 2001, the Company sold Keystone, which engaged primarily in the construction, maintenance, and rehabilitation of natural gas distribution pipelines, for $3,300,000, resulting in a pre-tax gain of $707,000. In January 2000, Theta Land Corporation, which owned approximately 44,000 acres of land, was sold for $12,150,000. No financial gain or loss was recognized on this transaction.

                             Results of Operations

Net Earnings Southern Union Company's 2002 (fiscal year ended June 30) net earnings were $19,624,000 ($.35 per common share, diluted for outstanding options and warrants -- hereafter referred to as per share), compared with $57,285,000 ($.99 per share) in 2001. Net earnings for the year ended June 30, 2002, were impacted by lower operating margin resulting from unusually mild weather that was 19% warmer than in 2001, an after-tax restructuring charge of $17,692,000 and a non-cash charge to reserve for the impairment of the Company's investment in a technology company of $5,865,000, net of tax. These items were partially offset by $9,699,000 in after-tax gains generated from the settlement of interest rate swaps. Net earnings in 2002 also reflect the absence of significant sales of the Company's holdings in Capstone Turbine Corporation and real estate, which generated after-tax gains of $51,659,000 in 2001. In addition, net earnings in 2001 reflect goodwill amortization of $17,463,000 while goodwill amortization ceased in 2002 as a result of the adoption of a new accounting pronouncement. Average common and common share equivalents outstanding decreased 2% in 2002 due to the repurchase of 2,115,916 shares of the Company's common stock. Substantially all of these repurchases occurred in private off-market large-block transactions.

The Company's 2001 net earnings were $57,285,000 ($.99 per share), compared with $9,845,000 ($.20 per share) in 2000. Net earnings for the year ended June 30, 2001 were positively impacted by the sale of a portion of Southern Union's holdings in Capstone Turbine Corporation realizing after-tax gains of $43,726,000. Net earnings in 2001 also reflect the acquisition of the New England Operations that contributed $6,074,000 in net earnings. While operating margin benefited from weather that was 36% colder than 2000, purchased gas costs increased over 90% in 2001 compared with the prior year resulting in an increase in bad debt expense of $16,642,000, net of tax. Average common and common share equivalents outstanding increased 15% in 2001 due to the issuance of 1,370,629 shares and 16,713,735 shares, before adjustment for any subsequent stock dividends, of the Company's common stock in connection with the acquisition of Fall River Gas and the Pennsylvania Operations, respectively.

Operating Revenues Operating revenues in 2002 compared with 2001 decreased $642,263,000, or 33%, to $1,290,550,000 while gas purchase and other energy costs decreased $611,183,000, or 44%, to $763,567,000.

The decrease in both operating revenues and gas purchase and other energy costs between periods was primarily due to a 15% decrease in gas sales volumes to 150,227 MMcf in 2002 from 176,654 MMcf in 2001 and by a 28% decrease in the average cost of gas from $6.98 per Mcf in 2001 to $5.04 per Mcf in 2002. The decrease in gas sales volumes is primarily due to warmer-than-normal weather in all of the Company's service territories as compared to colder-than-normal weather in 2001. The decrease in the average cost of gas is due to decreases in average spot market gas prices throughout the Company's distribution system as a result of seasonal impacts on demands for natural gas as well as the current competitive pricing occurring within the entire energy industry. Additionally impacting operating revenues in 2002 was a $21,676,000 decrease in gross receipt taxes primarily due to a decrease in gas purchase and other energy costs. Gross receipt taxes are levied on sales revenues billed to the customers and remitted to the various taxing authorities. The decrease in operating revenues in 2002 was partially offset by the timing of the acquisition of the New England Operations in September 2000, as well as


--------------------------------------------------------------------------------
the $10,973,000 annual revenue increase granted to Missouri Gas Energy effective August 2001 and the $10,800,000 annual revenue increase granted to PG Energy effective January 2001.

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

Gas transportation volumes in 2002 increased 934 MMcf to 91,446 MMcf at an average transportation rate per Mcf of $.50 in both 2002 and 2001.

Operating revenues in 2001 compared with 2000 increased $1,101,109,000, or 132%, to $1,932,813,000 while gas purchase and other energy costs increased $877,052,000, or 176%, to $1,374,750,000.

The increase in both operating revenues and gas purchase and other energy costs between periods was primarily due to a 47% increase in gas sales volumes to 176,654 MMcf in 2001 from 119,778 MMcf in 2000 and by a 90% increase in the average cost of gas from $3.67 per Mcf in 2000 to $6.98 per Mcf in 2001. The increase in the average cost of gas was due to increases in average spot market gas prices throughout the Company's distribution system as a result of seasonal impacts on demands for natural gas. The acquisition of the New England Operations contributed $429,074,000 to the overall increase in operating revenues, $270,599,000 in gas purchase and other energy costs and 32,012 MMcf of the increase in gas sales volume. The Pennsylvania Operations generated a net increase from 2000 to 2001 of $155,093,000 in operating revenues, $135,766,000 in gas purchase and other energy costs, and 5,557 MMcf of the increase in gas sales volume. Additionally impacting operating revenues in 2001 was a $33,905,000 increase in gross receipt taxes primarily due to an increase in gas purchase and other energy costs in the Texas and Missouri service territories in 2001 as compared to 2000 as well as the acquisition of the New England Operations. The remaining increase in operating revenues, gas purchase and other energy costs, and gas sales volume resulted principally from the colder-than-normal weather in the Texas and Missouri service territories in 2001 as compared to the unusually mild temperatures in 2000.

Gas transportation volumes in 2001 increased 13,489 MMcf to 90,504 MMcf at an average transportation rate per Mcf of $.50 compared with $.43 in 2000. The New England Gas Company contributed an increase of 7,399 MMcf, while PG Energy experienced a net increase of 6,027 MMcf in 2001.

Operating Margin Operating margin in 2002 (operating revenues less gas purchase and other energy costs and revenue-related taxes) decreased by $9,404,000, compared with an increase of $190,152,000, in 2001. Operating margins and earnings are primarily dependent upon gas sales volumes and gas service rates. The level of gas sales volumes is sensitive to the variability of the weather as well as the timing of acquisitions and divestitures. Sales volumes, which benefited from colder-than-normal weather in 2001, were negatively impacted by unusually mild temperatures throughout fiscal year 2002 as well as in 2000. If normal weather had been present throughout the Company's service territories in 2002 and 2000, operating margin would have increased by approximately $28,794,000 and $21,214,000, respectively. Texas, Missouri, Pennsylvania and New England accounted for 21%, 29%, 19% and 30%, respectively, of the Company's operating margin in 2002 and 21%, 29%, 18% and 30%, respectively, in 2001.

Weather Weather in the Missouri Gas Energy service territories in 2002 was 85% of a 30-year measure, 20% warmer than in 2001. Weather in the Southern Union Gas service territories in 2002 was 93% of a 30-year measure, 18% warmer than in 2001. About half of the customers served by Southern Union Gas are weather normalized. Weather in the PG Energy service territories in 2002 was 86% of a 30-year measure, 19% warmer than in 2001. Weather in the New England service territories in 2002 was 85% of a 30-year measure, 17% warmer than the nine months ended June 30, 2001.

Weather in Missouri in 2001 was 106% of a 30-year measure, 33% colder than in 2000. Weather in Texas in 2001 was 112% of a 30-year measure, 58% colder than in 2000. Weather in Pennsylvania in 2001 was 105% of a 30-year measure, 14% colder than for the eight months ended June 30, 2000. Weather in New England was 102% of a 30-year measure for the nine months ended June 30, 2001.


--------------------------------------------------------------------------------

Customers The average number of customers served in 2002, 2001 and 2000 was 1,480,739, 1,506,371 and 1,132,699, respectively. These customer totals exclude Southern Union's 43% equity ownership in a natural gas distribution company in Piedras Negras, Mexico that currently serves 23,000 customers. Changes in customer totals between years primarily reflect the impact of acquisitions and divestitures. Southern Union Gas served 533,567 customers in Texas during 2002. Missouri Gas Energy served 487,602 customers in central and western Missouri. PG Energy served 155,870 customers in northeastern and central Pennsylvania, and New England Gas Company served 290,417 customers in Rhode Island and Massachusetts during 2002. SUPro Energy Company (SUPro), a propane subsidiary of the Company, served 3,451 customers in Texas. South Florida Natural Gas and Atlantic Gas Corporation, a propane subsidiary of the Company, served 4,376 and 661 customers, respectively, until their sale in December 2001. In Rhode Island and Massachusetts, Valley Propane, which was sold in September 2001, served 2,800 propane customers while ProvEnergy Fuels, Inc., served 14,900 fuel oil customers until its sale in August 2001. Energy Services served 2,600 propane customers until April 2002, when the propane operations were sold.

Operating Expenses Operating, maintenance and general expenses in 2002 decreased $18,311,000, or 8%, to $221,243,000. A decrease in bad debt expense of $19,853,000 resulted from a decrease in delinquent customer receivables as a result of lower gas prices and warmer weather in 2002 as compared with 2001. Additionally, in connection with the Company's Cash Flow Improvement Plan announced in July 2001 and discussed below, the Company realized savings of approximately $10,600,000 during 2002 primarily due to the acceptance of voluntary Early Retirement Programs ("ERPs") in certain of its operating divisions and a limited reduction in force ("RIF") within its corporate offices. In connection with the Cash Flow Improvement Plan, the Company divested of certain non-core assets in fiscal year 2002 which contributed $5,557,000 more in operating expenses in 2001 as compared with 2002. Southern Union has begun to recover certain amounts from various insurance carriers for past and future environmental expenditures. To the extent that such related past expenditures had been expensed by the Company, a portion of these recoveries are recorded as a reduction to operating expenses. During 2002, the Company recognized a reduction in operating expenses of $2,591,000 for past environmental expenditures. See Commitments and Contingencies in the Notes to the Consolidated Financial Statements. These items were partially offset by $12,931,000 of increased operating expenses in 2002 due to the timing of the acquisition of the New England Operations, and $7,762,000 of increased pension and other postretirement benefits expense, primarily due to volatility in the stock markets.

Depreciation and amortization expense in 2002 decreased $9,809,000 to $77,176,000. The decrease was primarily due to the elimination of goodwill amortization resulting from the Company's adoption of Goodwill and Other Intangible Assets effective July 1, 2001. In accordance with this Standard, the Company has ceased the amortization of goodwill, which generated $17,463,000 of expense in 2001, and currently accounts for goodwill on an impairment-only approach. See Other Matters - Critical Accounting Policies and Goodwill in the Notes to the Consolidated Financial Statements. The decrease in 2002 also reflects $5,941,000 of reduced depreciation expense from reduced depreciation rates in Missouri as a result of changes in the previously mentioned rate settlement. These items were partially offset by $5,845,000 of increased depreciation expense in 2002, due to the timing of the acquisition of the New England Operations, and normal growth in plant. Additionally, in connection with the previously mentioned Cash Flow Improvement Plan, the Company began the divestiture of certain non-core subsidiaries and assets. As a result of prices of comparable businesses for various non-core properties, a goodwill impairment loss of $3,358,000 and an asset impairment loss of $569,000 were recognized in depreciation and amortization on the consolidated statement of operations in 2002. See Goodwill in the Notes to the Consolidated Financial Statements included herein.

Taxes other than on income and revenues, principally consisting of property, payroll and state franchise taxes decreased $1,302,000 to $28,558,000 in 2002. Taxes decreased due to a reduction in employees resulting from the Company's reorganization and restructuring initiatives as well as from the sale of non-core subsidiaries and assets and reduced provisions for state franchise taxes.

Operating, maintenance and general expenses in 2001 increased $102,967,000, or 75%, to $239,554,000. Increases of $65,878,000 and $12,737,000 were the result of the acquisitions of the New England Operations and the Pennsylvania Operations, respectively. An increase in bad debt expense in the Texas and Missouri service territories of $18,294,000 resulted from an increase in delinquent customer receivables as a result of higher gas


--------------------------------------------------------------------------------
prices and colder weather. Also impacting operating expenses were increases in employee payroll and benefit costs.

Depreciation and amortization expense in 2001 increased $31,845,000 to $86,985,000 as a result of the acquisition of the New England Operations and the Pennsylvania Operations and normal growth in plant. Taxes other than on income and revenues increased $12,591,000 to $29,860,000 in 2001. The increase was also primarily the result of the acquisition of the New England Operations.

Business Restructuring Charges Business reorganization and restructuring initiatives were commenced in August 2001 as part of a previously announced Cash Flow Improvement Plan designed to increase annualized pre-tax cash flow from operations by at least $50 million by the end of fiscal year 2002. Actions taken by the Company included (i) the offering of voluntary ERPs in certain of its operating divisions and (ii) a limited RIF within its corporate offices. ERPs, providing for increased benefits for those electing retirement, were offered to approximately 400 eligible employees across the Company's operating divisions, with approximately 60% of such eligible employees accepting. The RIF was limited solely to certain corporate employees in the Company's Austin and Kansas City offices where forty-eight employees were offered severance packages. As a result of actions associated with the business reorganization and restructuring, the Company expects an annual cost savings in a range of $30 million to $35 million. In connection with the corporate reorganization and restructuring efforts, the Company recorded a one-time charge of $32,706,000 during the quarter ended September 30, 2001. This charge was reduced by $1,394,000 during the quarter ended June 30, 2002, as a result of the Company's ability to negotiate more favorable terms on certain of its restructuring liabilities. The charge included: $17.7 million of voluntary and accepted ERP's, primarily through enhanced benefit plan obligations, and other employee benefit plan obligations; $7.6 million of RIF within the corporate offices and related employee separation benefits; and $6.0 million connected with various business realignment and restructuring initiatives. All restructuring actions have been completed as of June 30, 2002. See Business Restructuring Charges in the Notes to the Consolidated Financial Statements included herein.

Employees  The Company employed 2,625, 3,092 and 2,285 individuals as of
June 30, 2002, 2001 and 2000, respectively. After gas purchases and taxes, employee costs and related benefits are the Company's most significant expense. Such expense includes salaries, payroll and related taxes and employee benefits such as health, savings, retirement and educational assistance.

During fiscal year 2002, the Company agreed to five-year contracts with two bargaining units representing employees of New England Gas Company's Providence operations (formerly ProvEnergy), which were effective May 2002; a four-year contract with one bargaining unit representing employees of New England Gas Company's Cumberland operations (formerly Valley Resources), effective May 2002; a four-year contract with one bargaining unit representing employees of New England Gas Company's Fall River operations (formerly Fall River Gas), effective April 2002; and a one year extension of a contract with one bargaining unit representing employees of New England Gas Company's Cumberland operations, which was effective May 2002.

During fiscal 2001, the Company agreed to three-year contracts with two bargaining units representing Pennsylvania employees, which were effective in April 2001 and August of 2000, respectively. In December 1998, the Company agreed to five-year contracts with each bargaining-unit representing Missouri employees, which were effective in May 1999.

Interest Expense and Dividends on Preferred Securities Total interest expense in 2002 decreased by $11,794,000, or 11%, to $91,725,000. Interest expense decreased by $11,299,000 in 2002 on the $485,000,000 bank note (the Term Note) entered into by the Company on August 28, 2000 to (i) fund the cash consideration paid to stockholders of Fall River Gas, ProvEnergy and Valley Resources, (ii) refinance and repay long- and short-term debt assumed in the New England Operations, and (iii) acquisition costs of the New England Operations. This decrease in Term Note interest was due to significant reductions in LIBOR rates during 2002 and the principal repayment of $135,000,000 of the Term Note during 2002.

Interest expense on short-term debt in 2002 decreased from $7,913,000 to $7,187,000, primarily due to the significant decrease in LIBOR rates during 2002, which was partially offset by an increase in the average amount of short-term debt outstanding from $123,829,000 to $176,600,000 during the year. The increase in the average


--------------------------------------------------------------------------------
amount of short-term debt outstanding during 2002 was primarily due to (i) higher than normal beginning short-term debt outstanding due to high gas costs and accounts receivable in 2001, (ii) an increase in the Company's seasonal borrowing requirements due to the acquisition of the New England Operations, and
(iii) the repayment of various principal amounts of the Term Note with borrowings under the Company's credit facilities. Draws on short-term debt arise as Southern Union is required to make payments to natural gas suppliers in advance of the receipt of cash payments from the Company's customers. The average rate of interest on short-term debt decreased from 6.4% to 3.2% in 2002.

Total interest expense in 2001 increased by $52,027,000, or 101%, to $103,519,000. Interest expense on long-term debt and capital leases increased by $46,725,000 in 2001 primarily due to the Term Note entered into by the Company for the acquisition of the New England Operations, the issuance of $300,000,000 of 8.25% Senior Notes on November 3, 1999 (8.25% Senior Notes) for the acquisition of the Pennsylvania Operations and the assumption of debt by the Company from the New England Operations and Pennsylvania Operations. The 8.25% Senior Notes were issued to fund the acquisition of Pennsylvania Enterprises, Inc. and to extinguish $135,000,000 in existing debt of the Pennsylvania Operations. The Company assumed $113,321,000 in long-tem debt of the New England Operations and $45,000,000 in long-term debt of the Pennsylvania Operations which was not refinanced or extinguished with the Term Note or the 8.25% Senior Notes.

Interest expense on short-term debt in 2001 increased $6,647,000 to $7,913,000 primarily due to the increase in the average short-term debt outstanding by $102,827,000 to $123,829,000. An increase in the average outstanding balance of short-term credit facilities reflects the higher cost of gas and the expansion of the Company's operations into Rhode Island and Massachusetts with the acquisition of the New England Operations during 2001. The average rate of interest on short-term debt increased from 6% in 2000 to 6.4% in 2001.

Other Income (Expense), Net Other income, net, in 2002 was $14,368,000, compared with $76,819,000 in 2001. Other income in 2002 includes gains of $17,166,000 generated through the settlement of several interest rate swaps, the recognition of $6,204,000 in previously recorded deferred income related to financial derivative energy trading activity of a wholly-owned subsidiary, a gain of $4,653,000 realized through the sale of marketing contracts held by PG Energy Services Inc., income of $2,369,000 generated from the sale and/or rental of gas-fired equipment and appliances by various operating subsidiaries, a gain of $1,200,000 realized through the sale of the propane assets of PG Energy Services Inc., $1,004,000 of realized gains on the sale of a portion of Southern Union's holdings in Capstone Turbine Corporation (Capstone), and power generation and sales income of $971,000 primarily from PEI Power Corporation. These items were partially offset by a non-cash charge of $10,380,000 to reserve for the impairment of the Company's investment in a technology company, $9,100,000 of legal costs associated with ongoing litigation from the unsuccessful acquisition of Southwest Gas Corporation (Southwest), and a $1,500,000 loss on the sale of South Florida Natural Gas, a natural gas division of Southern Union, and Atlantic Gas Corporation, a Florida propane subsidiary of the Company.

Other income in 2001 included realized gains on the sale of investment securities of $74,582,000, a $13,532,000 gain on the sale of non-core real estate and $7,643,000 of interest and dividend income. These items were partially offset by $12,855,000 of legal costs associated with Southwest and $5,684,000 of non-cash trading losses. See Quantitative and Qualitative Disclosure About Market Risk for further discussion of these non-cash trading losses.

Other expense in 2000 of $9,708,000 included $10,363,000 of legal costs associated with Southwest and $2,236,000 of non-cash trading losses. These items were offset by net rental income of Lavaca Realty Company of $1,757,000.

Federal and State Income Taxes Federal and state income tax expense in 2002, 2001 and 2000 was $15,108,000, $40,000,000 and $9,589,000, respectively. The
Company's consolidated federal and state effective income tax rate was 43%, 41% and 49% in 2002, 2001 and 2000, respectively. The fluctuation in the effective federal and state income tax rate is a result of non-tax deductible amortization and write-off of goodwill, along with the level of pre-tax earnings.


--------------------------------------------------------------------------------

                         Liquidity and Capital Resources

Operating Activities The seasonal nature of Southern Union's business results in a high level of cash flow needs to finance gas purchases and other energy costs, outstanding customer accounts receivable, debt service and certain tax payments. To provide these funds, as well as funds for its continuing construction and maintenance programs, the Company has historically used cash flows from operations and its credit facilities. Because of available credit and the ability to obtain various types of market financing, combined with anticipated cash flows from operations, management believes it has adequate financial flexibility to meet its short-term cash needs.

The Company has increased the scale of its natural gas distribution operations and the size of its customer base by pursuing and consummating business combination transactions. On September 20, 2000, the Company acquired Valley Resources, on September 28, 2000, the Company acquired both Fall River Gas and ProvEnergy, and on November 4, 1999, the Company acquired the Pennsylvania Operations. See Business -- Acquisitions. Acquisitions require a substantial increase in expenditures that may need to be financed through cash flow from operations or future debt and equity offerings. The availability and terms of any such financing sources will depend upon various factors and conditions such as the Company's combined cash flow and earnings, the Company's resulting capital structure, and conditions in the financial markets at the time of such offerings. Acquisitions and financings also affect the Company's combined results due to factors such as the Company's ability to realize any anticipated benefits from the acquisitions, successful integration of new and different operations and businesses, and effects of different regional economic and weather conditions. Future acquisitions or merger-related refinancing may involve the issuance of shares of the Company's common stock, which could have a dilutive effect on the then-current stockholders of the Company. See Other Matters -- Cautionary Statement Regarding Forward-Looking Information.

Cash flows from operating activities before changes in operating assets and liabilities for 2002 were $150,030,000 compared with $123,260,000 and $74,050,000 for 2001 and 2000, respectively. After changes in operating assets and liabilities, cash flows from operating activities were $273,616,000 in 2002 compared with cash flows used in operating activities of $147,099,000 in 2001 and cash flows from operating activities of $66,865,000 for 2000. Changes in operating assets and liabilities provided cash of $123,586,000 in 2002. Changes in operating assets and liabilities used cash of $270,359,000 and $7,185,000 in 2001 and 2000, respectively. The current year changes in operating assets and liabilities reflect the collection of the unusually high accounts receivable balance that occurred due to the high gas costs during the winter season of 2001 that negatively impacted the Company's collection efforts and the recovery of over $70 million in deferred purchased gas costs that the Company incurred during 2001 due to the regulatory lag in passing along such increased purchased gas costs to customers. The timing of acquisitions and the timing of natural gas purchases stored in inventory also impacted operating activities in prior years.

At June 30, 2002, 2001 and 2000, the Company's primary source of liquidity included borrowings available under the Company's credit facilities. On June 10, 2002, the Company entered into a short-term credit facility in the amount of $150,000,000 (the "Short-Term Facility") that matures on June 9, 2003. The Short-Term Facility replaced another short-term credit facility for the same principal amount that expired on May 28, 2002. Also on June 10, 2002, the Company amended the terms and conditions of its $225,000,000 long-term credit facility (the "Long-Term Facility"), which expires on May 29, 2004. The Company has additional availability under uncommitted line of credit facilities (Uncommitted Facilities) with various banks. Borrowings under the Short-Term Facility and Long-Term Facility (together, the "Facilities") are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. The Facilities are subject to a commitment fee based on the rating of the Senior Notes. As of June 30, 2002, the commitment fees were an annualized 0.13% on the Short-Term Facility and 0.15% on the Long-Term Facility. The Facilities require the Company to meet certain covenants in order for the Company to be able to borrow under those agreements. A balance of $131,800,000 and $190,600,000 was outstanding under the Facilities at June 30, 2002 and 2001, respectively. As of August 31, 2002 there was a balance of $227,500,000 outstanding under these Facilities.

The Company leases certain facilities, equipment and office space under cancelable and noncancelable operating leases. The minimum annual rentals under operating leases for the next five years ending June 30 are as follows: 2003 -- $7,379,000; 2004 -- $6,514,000; 2005 -- $5,491,000; 2006 -- $4,816,000; 2007 --
$4,647,000 and thereafter $19,708,000. The Company is also committed under various agreements to purchase certain quantities of gas in


--------------------------------------------------------------------------------
the future. At June 30, 2002, the Company has purchase commitments for certain quantities of gas at variable, market-based prices that have an annual value of $157,929,000. The Company's purchase commitments may be extended over several years depending upon when the required quantity is purchased. The Company has purchase gas tariffs in effect for all its utility service areas that provide for recovery of its purchase gas costs under defined methodologies and the Company believes that all costs incurred under such commitments will be recovered through its purchase gas tariffs.

Investing Activities Cash flow used in investing activities in 2002 decreased $395,527,000 to $39,226,000. Cash flow used in investing activities increased by $283,887,000 to $434,753,000 in 2001. Investing activity cash flow was primarily affected by additions to property, plant and equipment, acquisition and sales of operations, sales and purchases of investment securities, the sale of non-core real estate and other assets, and the settlement of interest rate swaps.

During 2002, 2001 and 2000, the Company expended $93,279,000, $123,776,000 and
$100,446,000, respectively, for capital expenditures excluding acquisitions. These expenditures primarily related to distribution system replacement and expansion. Included in these capital expenditures were $7,860,000, $14,040,000 and $14,286,000 for the Missouri Gas Energy Safety Program in 2002, 2001 and 2000, respectively. Cash flow from operations has historically been utilized to finance capital expenditures and is expected to be the primary source for future capital expenditures.

During 2002, the Company sold non-core subsidiaries and assets, which generated proceeds of $40,935,000, resulting in net pre-tax gains of $4,914,000. In 2001, Southern Union sold its Austin, Texas headquarters building, Lavaca Plaza, for $20,638,000, resulting in a pre-tax gain of $13,532,000 and also disposed of a former subsidiary of the Pennsylvania Operations, which generated proceeds of $3,300,000 resulting in a pre-tax gain of $707,000. In January 2000, a former subsidiary of the Pennsylvania Operations was sold for $12,150,000. No financial gain or loss was recognized on this transaction.

In September 2001, the settlement of three interest rate swaps which the Company had negotiated in July and August of 2001 and which were not designated as hedges, resulted in a pre-tax gain and cash flow of $17,166,000.

In September 2000, Southern Union acquired the New England Operations for 1,370,629 pre-stock dividend shares of Southern Union common stock and $414,497,000 in cash. In November 1999, Southern Union acquired the Pennsylvania Operations for 16,713,735 pre-stock dividend shares of common stock and $38,366,000 in cash. On the date of acquisition, Pennsylvania Operations had $576,000 in cash and cash equivalents.

During 2002 and 2001, the Company sold a portion of its investment holdings in Capstone for $1,213,000 and $84,762,000, respectively, resulting in pre-tax gains of $1,004,000 and $74,582,000, respectively. During 2002, 2001 and 2000, the Company purchased investment securities of $938,000, $12,495,000 and $21,001,000, respectively.

Pursuant to a 1989 MPSC order, Missouri Gas Energy is engaged in a major gas safety program in its service territories ("Missouri Gas Energy Safety Program"). This program includes replacement of company- and customer-owned gas service and yard lines, the movement and resetting of meters, the replacement of cast iron mains and the replacement and cathodic protection of bare steel mains. In recognition of the significant capital expenditures associated with this safety program, the MPSC permits the deferral, and subsequent recovery through rates, of depreciation expense, property taxes and associated carrying costs. The continuation of the Missouri Gas Energy Safety Program will result in significant levels of future capital expenditures. The Company estimates incurring capital expenditures of $9,602,000 in 2003 related to this program and up to $170 million over the remaining life of the program of 17 years.

Financing Activities Cash flow used in financing activities was $235,609,000 in 2002 compared to cash flow from financing activities of $555,242,000 and $111,830,000 in 2001 and 2000, respectively. Financing activity cash flow changes were primarily due to the net impact of acquisition financing, repayment of debt, net activity under the revolving credit facilities and purchase of treasury stock. As a result of these financing transactions, the Company's total debt to total capital ratio at June 30, 2002 was 60.3%, compared with 61.9% and 46.8% at


--------------------------------------------------------------------------------

June 30, 2001 and 2000, respectively. The Company's effective debt cost rate under the current debt structure is 6.60% (which includes interest and the amortization of debt issuance costs and redemption premiums on refinanced debt).

In connection with the acquisition of the New England Operations, the Company entered into a $535,000,000 Term Note on August 28, 2000 to fund (i) the cash portion of the consideration to be paid to Fall River Gas' stockholders; (ii) the all cash consideration to be paid to the ProvEnergy and Valley Resources stockholders, (iii) repayment of approximately $50,000,000 of long- and short-term debt assumed in the New England mergers, and (iv) related acquisition costs. As of June 30, 2002, a balance of $350,000,000 was outstanding on this Term Note. The Term Note, which initially expired on August 27, 2001, was extended through August 26, 2002. On July 16, 2002, the Company repaid the Term Note with the proceeds from the issuance of a $311,087,000 Term Note dated July 15, 2002 (the "2002 Term Note") and borrowings under the Facilities. The 2002 Term Note requires semi-annual principal repayments on February 15th and August 15th of each year, with payments of $25,000,000 each being due February 15, 2003, August 15, 2003, February 15, 2004, and August 15, 2004 and payments of $35,000,000 each being due February 15, 2005 and August 15, 2005. The remaining principal amount of $141,087,000 is due August 26, 2005. No additional draws can be made on the 2002 Term Note. The interest rate on borrowings under the 2002 Term Note is a floating rate based on LIBOR or prime interest rates. See Quantitative and Qualitative Disclosures About Market Risk.

Concurrent with the acquisition of the Pennsylvania Operations on November 4, 1999, the Company issued $300,000,000 of 8.25% Senior Notes due 2029 which were used to: (i) fund the cash portion of the consideration to be paid to the Pennsylvania Operations shareholders; (ii) refinance and repay certain debt of Pennsylvania Operations, and (iii) repay outstanding borrowings under the Company's various credit facilities. These senior notes are senior unsecured obligations and rank equally in right of payment with each other and with the Company's other unsecured and unsubordinated obligations, including the 7.60% Senior Notes due 2024. In connection with the acquisition of the Pennsylvania Operations, the Company assumed $30,000,000 of 8.375% Series First Mortgage Bonds due in December 2002 and $15,000,000 of 9.34% Series First Mortgage Bonds due in 2019.

On December 6, 2001 and October 19, 2001, respectively, the Company filed shelf registrations for $200,000,000 of subordinated debt securities and preferred securities of financing trusts and $400,000,000 of senior debt securities. Southern Union may sell such securities up to such amounts from time to time, at prices determined at the time of any such offering. The Company currently has regulatory approval to issue up to $88,900,000 of these securities for certain uses.

The Company's ability to arrange financing, including refinancing, and its cost of capital are dependent on various factors and conditions, including: general economic and capital market conditions; maintenance of acceptable credit ratings; credit availability from banks and other financial institutions; investor confidence in the Company, its competitors and peer companies in the energy industry; market expectations regarding the Company's future earnings and probable cash flows; market perceptions of the Company's ability to access capital markets on reasonable terms; and provisions of relevant tax and securities laws.

On June 6, 2002, Moody's Investor Service, Inc. ("Moody's") reduced its credit rating on the Company's senior unsecured debt to Baa3 with a stable outlook from Baa2 with a negative outlook. The Company's senior unsecured debt is currently rated BBB+ by Standard and Poor's Rating Information Service ("S&P"), a rating that it has held since April 1998. Although no further downgrades are anticipated, such an event would not have a material impact on the Company. The Company is not party to any lending agreements that would accelerate the maturity date of any obligation due to a failure to maintain any specific credit ratings.

The Company had standby letters of credit outstanding of $30,541,000 at June 30, 2002 and $2,716,000 at June 30, 2001, which guarantee payment of natural gas purchases, insurance claims and other various commitments.


--------------------------------------------------------------------------------

           Quantitative and Qualitative Disclosures About Market Risk

The Company has long-term debt, Preferred Securities and revolving credit facilities, which subject the Company to the risk of loss associated with movements in market interest rates.

At June 30, 2002, the Company had issued fixed-rate long-term debt, capital lease and Preferred Securities aggregating $940,413,000 in principal amount and having a fair value of $924,647,000. These instruments are fixed-rate and, therefore, do not expose the Company to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $59,335,000 if interest and dividend rates were to decline by 10% from their levels at June 30, 2002. In general, such an increase in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments in the open market prior to their maturity.

The Company's floating-rate obligations aggregated $481,800,000 at June 30, 2002 and primarily consisted of the Term Note entered into by the Company for the acquisition of the New England Operations and amounts borrowed under the Facilities of the Company. The floating-rate obligations under the Term Note and the Facilities expose the Company to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating rates were to increase by 10% from June 30, 2002 levels, the Company's consolidated interest expense would increase by a total of approximately $112,000 each month in which such increase continued.

The risk of an economic loss is reduced at this time as a result of the Company's regulated status. Any unrealized gains or losses are accounted for in accordance with the Financial Accounting Standards Board (FASB) Accounting for the Effects of Certain Types of Regulation as a regulatory asset/liability.

The change in exposure to loss in earnings and cash flow related to interest rate risk from June 30, 2001 to June 30, 2002 is not material to the Company.

See Preferred Securities of Subsidiary Trust and Debt and Capital Lease in the Notes to the Consolidated Financial Statements.

In connection with the acquisition of the Pennsylvania Operations, the Company assumed a guaranty with a bank whereby the Company unconditionally guaranteed payment of financing obtained for the development of PEI Power Park. In March 1999, the Borough of Archbald, the County of Lackawanna, and the Valley View School District (together the Taxing Authorities) approved a Tax Incremental Financing Plan (TIF Plan) for the development of PEI Power Park. The TIF Plan requires that: (i) the Redevelopment Authority of Lackawanna County raise $10,600,000 of funds to be used for infrastructure improvements of the PEI Power Park; (ii) the Taxing Authorities create a tax increment district and use the incremental tax revenues generated from new development to service the $10,600,000 debt; and (iii) PEI Power Corporation, a subsidiary of the Company, guarantee the debt service payments. In May 1999, the Redevelopment Authority of Lackawanna County borrowed $10,600,000 from a bank under a promissory note (TIF
Debt), which was refinanced in January 2002. The TIF Debt bears interest at a floating rate with a floor of 6.0% and a ceiling of 7.75% and matures on June 30, 2011. The loan requires interest-only payments until June 30, 2003, and semi-annual interest and principal payments thereafter. As of June 30, 2002, the interest rate on the TIF Debt is 6.0% and estimated incremental tax revenues are expected to cover approximately 45% of the fiscal year 2003 annual debt service. The balance outstanding on the TIF Debt was $9,710,000 as of June 30, 2002.

In accordance with adoption of FASB, Accounting for Derivative Instruments and Hedging Activities on July 1, 2000 the Company recorded a net-of-tax cumulative-effect gain of $602,000 in earnings to recognize the fair value of the gas derivative contracts at Energy Services that are not designated as hedges. The Company also recorded $826,000 in accumulated other comprehensive income which recognizes the fair value of two interest rate swap derivatives that were designated as cash flow hedges.

During fiscal year 2002, the Company was party to three interest rate swaps that were created to manage exposure against volatility in interest payments on variable rate debt and which qualify for hedge accounting. As of June 30, 2002, $954,000 in after-tax comprehensive income generated through the expiration of two of these swaps was partially offset by the fair value of the Company's remaining obligation under one swap which resulted


--------------------------------------------------------------------------------
in $150,000 of unrealized losses, net of tax. For the fiscal year ended June 30, 2002, the Company recorded net settlement payments of $1,408,000 on these swaps through interest expense. Hedge ineffectiveness, which is recorded in interest expense, was immaterial for fiscal 2002. No component of the swaps' gain or loss was excluded from the assessment of hedge effectiveness. At June 30, 2002, the fair value of the remaining interest rate swap was a liability of $519,000 and is offset by a matching adjustment to other comprehensive income. The Company expects to reclassify as interest expense $291,000 in derivative losses, net of taxes, from accumulated other comprehensive income as the settlement of swap payments occur over the next twelve months. The maximum term over which the Company is hedging exposures to the variability of cash flows is 17 months. During fiscal year 2001, the Company was party to an interest rate swap designed to reduce exposure to changes in the fair value of a fixed rate lease commitment. This interest rate swap, designated as a fair value hedge, was terminated in October 2000 resulting in a pre-tax gain of $182,000.

Beginning in May 2001, the Company acquired natural gas commodity swap derivatives and collar transactions in order to mitigate price volatility of natural gas passed through to utility customers. The cost of the derivative products and the settlement of the respective obligations are recorded through the gas purchase adjustment clause as authorized by the applicable regulatory authority and therefore do not impact earnings. The fair value of the contracts are recorded as an adjustment to a regulatory asset/liability in the consolidated financial statements. As of June 30, 2002, the Company owned contracts representing 699,375 MMBtu of natural gas at an average strike price of $3.97 per MMBtu. The fair value of the contracts, which expire at various times through May 2003, are included in the consolidated financial statements as an asset and a matching adjustment to deferred cost of gas of $100,000 at June 30, 2002, and as a liability and a matching adjustment to deferred cost of gas of $1,701,000 at June 30, 2001.

In March 2001, the Company discovered unauthorized financial derivative energy trading activity by a non-regulated, wholly-owned subsidiary. All unauthorized trading activity was subsequently closed in March and April of 2001 resulting in a cumulative cash expense of $191,000, net of taxes, and a deferred liability of $7,921,000 at June 30, 2001. For the fiscal year ended June 30, 2002, the Company recorded $6,204,000 through other income relating to the expiration of contracts resulting from this trading activity. The majority of the remaining deferred liability of $1,717,000 at June 30, 2002 related to these derivative instruments will be recognized as income in the Consolidated Statement of Operations over the next three years based on the related contracts. The Company established new limitations on trading activities, as well as new compliance controls and procedures that are intended to make it easier to identify quickly any unauthorized trading activities.

                                 Other Matters

Foreign Operations Energia Estrella del Sur, S. A. de C. V., a wholly-owned subsidiary of Southern Union Energy International, Inc. and Southern Union International Investments, Inc., both subsidiaries of the Company, have a $4,200,000 equity ownership in a natural gas distribution company and other operations which currently serves 23,000 customers in Piedras Negras, Mexico, which is across the border from the Company's Eagle Pass, Texas service area. Southern Union currently has a 43% equity ownership in this company. Financial results of foreign operations did not have a significant impact on the Company's financial results during 2002, 2001 and 2000.

Stock Splits and Dividends On July 15, 2002, August 30, 2001, June 30, 2000 and August 6, 1999, Southern Union distributed a 5% common stock dividend to stockholders of record on July 1, 2002, August 16, 2001, June 19, 2000 and
July 23, 1999, respectively. A portion of each of these 5% stock dividends was characterized as a distribution of capital due to the level of the Company's retained earnings available for distribution as of the declaration date. Unless otherwise stated, all per share data included herein and in the accompanying Consolidated Financial Statements and Notes thereto have been restated to give effect to the stock dividends.

Contingencies The Company is investigating the possibility that the Company or predecessor companies may have been associated with Manufactured Gas Plant (MGP) sites in its former service territories, principally in Arizona and New Mexico, and present service territories in Texas, Missouri, Pennsylvania, Massachusetts and Rhode Island. At the present time, the Company is aware of certain MGP sites in these areas and is investigating those and certain other locations. While the Company's evaluation of these Texas, Missouri, Arizona, New Mexico, Pennsylvania, Massachusetts and Rhode Island MGP sites is in its preliminary stages, it is likely that some compliance costs may be identified and become subject to reasonable quantification. Within the Company's


--------------------------------------------------------------------------------
service territories certain MGP sites are currently the subject of governmental actions. See MD&A -- Cautionary Statement Regarding Forward-Looking Information and Commitments and Contingencies in the Notes to the Consolidated Financial Statements.

On February 1, 1999, Southern Union submitted a proposal to the Board of Directors of Southwest Gas Corporation (Southwest) to acquire all of Southwest's outstanding common stock for $32.00 per share. Southwest at that time had a pending merger agreement with ONEOK, Inc. (ONEOK) at $28.50 per share, executed on December 14, 1998. On February 22, 1999, Southern Union and Southwest both publicly announced Southern Union's proposal, after the Southwest Board of Directors determined that Southern Union's proposal was a Superior Proposal (as defined in the Southwest merger agreement with ONEOK). At that time Southern Union entered into a Confidentiality and Standstill Agreement with Southwest at Southwest's insistence. On April 25, 1999, Southwest's Board of Directors rejected Southern Union's $32.00 per share offer and accepted an amended offer of $30.00 per share from ONEOK. On April 27, 1999, Southern Union increased its offer to $33.50 per share and agreed to pay interest which, together with dividends, would provide Southwest shareholders with a 6% annual rate of return on its $33.50 offer, commencing February 15, 2000, until closing. Southwest's Board of Directors rejected Southern Union's revised proposal. On January 21, 2000, ONEOK announced that it was withdrawing from the Southwest merger agreement.

There were several actions commenced by parties involved in efforts to acquire Southwest. All of these actions eventually were transferred to the District of Arizona, consolidated and lodged with Judge Roslyn Silver. As a result of summary judgments granted, there are no claims remaining against Southern Union. On August 6, 2002, Southwest and Southern Union settled their claims against each other in consideration of a payment to be made to Southern Union by Southwest Gas of $17,500,000. On August 9, 2002, ONEOK and Southwest settled all claims asserted against each other in consideration of a $3,000,000 payment to be made to Southwest by ONEOK.

The remaining issues to be resolved at trial involve claims by the Company against ONEOK and certain individuals. Southern Union's damage claims have been limited to its out-of-pocket costs and punitive damages. Trial is scheduled to commence October 15, 2002.

In August 1998, the City of Edinburg obtained a jury verdict totaling approximately $13,000,000 jointly and severally against PG &E Gas Transmission-Texas Corporation (formerly Valero Energy Corporation (Valero)), and a number of its subsidiaries, as well as former Valero subsidiary Rio Grande Valley Gas Company (RGV) and RGV's successor company, Southern Union Company for the alleged underpayment of franchise fees. (Southern Union purchased RGV from Valero in 1993.) The trial court reduced the jury award to approximately $8,500,000. Subsequently, the Texas (13th District) Court of Appeals further reduced the award to $4,085,000. The Court of Appeals also remanded a portion of the case to the trial court with instructions to retry certain issues. The Company continues to pursue reversal on appeal. In August 2002, the Supreme Court of Texas granted the Company's petition for review. Oral arguments have been scheduled for November 20, 2002. The Company believes that the outcome of the matter will not have a material adverse impact on the Company's results of operations, financial position or cash flows.

On May 31, 2002, the staff of the MPSC recommended that the Commission disallow approximately $15 million in gas costs incurred during the period July 1, 2000 through June 30, 2001. Missouri Gas Energy filed its response in opposition to the Staff's recommendation on July 11, 2002, vigorously disputing the Commission staff's assertions. Missouri Gas Energy intends to vigorously defend itself in this proceeding. As of September 20, 2002, the Commission had not yet adopted a procedural schedule or set the matter for hearing.

On November 27, 2001, August 1, 2000 and August 12, 1999, the staff of the MPSC recommended that the Commission disallow approximately $5.9 million, $5.9 million and $4.3 million, respectively, in gas costs incurred during the period July 1, 1999 through June 30, 2000, July 1, 1998 through June 30,
1999, and July 1, 1997 through June 30, 1998, respectively. The basis of these proposed disallowances appears to be the same as was rejected by the Commission through an order dated March 12, 2002, applicable to the period
July 1, 1996 through June 30, 1997. MGE intends to vigorously defend itself in these proceedings. As of September 20, 2002, the Commission had not yet adopted a procedural schedule or set the matter for hearing.


--------------------------------------------------------------------------------

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

Effective September 24, 2002, Southern Union Gas received a $2,000,000 revenue increase for the El Paso service area, and a rate design that continues to increase the proportion of the Company's revenue stream collected through the monthly customer charge.

Effective July 1, 2002, Southern Union Gas received approval of a $323,000 revenue increase for the Galveston service area, along with continuation of weather normalization and annual cost of service adjustment clauses.

On May 24, 2002, the Rhode Island Public Utilities Commission (RIPUC) approved a settlement agreement between the New England Gas Company and the RIPUC. The settlement agreement resulted in a $3,900,000 decrease in base revenues for New England Gas Company's Rhode Island operations, a unified rate structure ("One State; One Rate") and an integration/merger savings mechanism. The settlement agreement also allows New England Gas Company to retain $2,049,000 of merger savings and to share incremental earnings with customers when the division's Rhode Island operations return on equity exceeds 11.25%. Included in the settlement agreement was a conversion to therm billing and the approval of a reconciling Distribution Adjustment Clause (DAC). The DAC allows New England Gas Company to continue its low income assistance and weatherization programs, to recover environmental response costs over a 10-year period, puts into place a new weather normalization clause and allows for the sharing of nonfirm margins (non-firm margin is margin earned from interruptible customers with the ability to switch to alternative fuels). The weather normalization clause is designed to mitigate the impact of weather volatility on customer billings, which will assist customers in paying bills and stabilize the revenue stream. New England Gas Company will defer the margin impact of weather that is greater than 2% colder-than-normal and will recover the margin impact of weather that is greater than 2% warmer-than-normal. The non-firm margin incentive mechanism allows New England Gas Company to retain 25% of all non-firm margins earned in excess of $1,600,000.

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

Pursuant to the RIPUC's Written Order issued April 30, 2001, Providence Gas' Price Stabilization Plan was extended through June 2002. The related settlement agreement provided for additional gas distribution margin of $12,030,000 over the 21-month period, October 2000 through June 2002, or approximately $6,240,000 for the twelve months ended September 2001. The settlement agreement also contained a weather mitigation clause and a non-firm margin incentive mechanism. The weather mitigation clause allowed Providence Gas to defer the margin impact of


--------------------------------------------------------------------------------
weather that was greater than 2% colder-than-normal and to recover the margin impact of weather that was greater than 3% warmer-than-normal by making the corresponding adjustment to the deferred revenue account (DRA). The non-firm margin incentive mechanism allowed Providence Gas to retain 25% of all non-firm margins earned in excess of $1,200,000. Under the settlement agreement, Providence Gas was able to earn up to 10.7%, but not less than 7.0%, using the average return on equity for the two 12-month periods of October 2000 through September 2001 and July 2001 through June 2002.

Effective October 1, 2000, the RIPUC approved a settlement agreement between Providence Gas, the RIPUC, the Energy Council of Rhode Island, and The George Wiley Center. The settlement agreement recognized the need for an increase in distribution system revenues of $4,500,000, recovered through an adjustment to the throughput portion of the gas charge, and provided for a 21-month base rate freeze.

In December 2000, the PPUC approved a settlement agreement that provided for a rate increase designed to produce $10,800,000 of additional annual revenue. The new rates became effective on January 1, 2001.

In February 2000, the City of El Paso approved a $650,000 revenue increase, and an improved rate design that collects a greater portion of the Company's revenue stream from the monthly customer charge. Additionally, the City of El Paso approved a new 30-year franchise for Southern Union Gas.

Southern Union Gas received annual rate increases in Jacksboro, Weatherford and Mineral Wells, Texas in May 2000, September 2000 and May 2001, respectively, totaling $600,000, that collect a greater portion of the Company's revenue stream from the monthly customers' charge. In addition, weather normalization clauses were implemented in Weatherford and Mineral Wells.

The Company continues to pursue certain changes to rates and rate structures that are intended to reduce the sensitivity of earnings to weather including weather normalization clauses and higher monthly fixed customer charges. Southern Union Gas has weather normalization clauses in 23 Texas towns and cities, including Austin, Andrews and various El Paso service areas, Galveston, Port Arthur and Mineral Wells. New England Gas Company has a weather normalization clause in the tariff covering its Rhode Island operations. These clauses allow for the adjustments that help stabilize customers' monthly bills and the Company's earnings from the varying effects of weather.

Critical Accounting Policies A critical accounting policy is one that is both important to portrayal of the Company's financial condition and results, and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Estimates and assumptions about future events and their effects cannot be perceived with certainty. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes. The Company believes the following are the most significant estimates used in the preparation of its consolidated financials statements.

Accounting for Rate Regulation -- The FASB Standard, Accounting for the Effects of Certain Types of Regulation, provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those costs in rates if the rates established are designed to recover the costs of providing the regulated service. The Company's gas utility operations adhere to the accounting and reporting requirements of this Statement. Certain expenses and revenues dependent on utility regulation or rate determination that would customarily be reflected in income are deferred on the balance sheet and recognized in income as the applicable amounts are included in service rates and recovered from or refunded to customers. The aggregate amount of regulatory assets and liabilities reflected in the consolidated balance sheets are $95.5 million and $6.7 million at June 30, 2002, and $91.6 million and $4.5 million at June 30, 2001, respectively.

Impairment of Long-Lived Assets and Assets Held for Sale -- Long-lived assets, which principally include property, plant and equipment, goodwill and equity investments comprise a significant amount of the Company's total assets. The Company makes judgments and estimates about the carrying value of these assets, including amounts to be capitalized, depreciation methods and useful lives. The Company periodically reviews the carrying values of these assets for impairment or whenever events or changes in circumstances indicate that the carrying


--------------------------------------------------------------------------------
amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. This requires the Company to make long-term forecasts of future revenues and costs related to the assets subject to review. These forecasts require assumptions about future demand, future market conditions and regulatory developments. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period.

During June 2002, the Company evaluated goodwill for impairment. The determination of whether an impairment has occurred is based on an estimate of discounted cash flows attributable to the Company's reporting units that have goodwill, as compared to the carrying value of those reporting units' net assets. As of June 30, 2002, pursuant to the FASB Standard, Goodwill and Other Intangible Assets, no impairment had been indicated.

In connection with the Company's Cash Flow Improvement Plan announced in July 2001, the Company began the divestiture of certain non-core assets. As a result of prices of comparable businesses for various non-core properties and pursuant to the FASB Standard, Impairment of Long-Lived Assets and Assets to be Disposed Of, a goodwill impairment loss of $3,358,000 was recognized in depreciation and amortization on the consolidated statement of operations for the quarter ended September 30, 2001, and an asset impairment loss of $569,000 was recognized on the consolidated statement of operations for the quarter ended June 30, 2002.

Accounting for Investments in Equity Securities -- The Company holds securities of Capstone Turbine Corporation (Capstone), which are classified as "available for sale" under the FASB Standard Accounting for Certain Investments in Debt and Equity Securities. Accordingly, these securities are stated at fair value, based on quoted market price, with unrealized gains and losses recorded in a separate component of common stockholders' equity. All other securities owned by the Company are accounted for under the cost method. The Company's other investments in securities consist of common and preferred stock in non-public companies whose value is not readily determinable. The Company reviews its portfolio of other investment securities on a quarterly basis to determine whether a decline in value is other than temporary. Factors that are considered in assessing whether a decline in value is other than temporary include, but are not limited to: earnings trends and asset quality; near term prospects and financial condition of the issuer; financial condition and prospects of the issuer's region and industry; and Southern Union's intent and ability to retain the investment. If the Company determines that the decline in value of an investment security is other than temporary, the Company will record a charge on its consolidated statement of operations to reduce the carrying value of the security to its estimated fair value.

In June 2002, Southern Union determined that the decline in value of its investment in PointServe was other than temporary. Accordingly, the Company recorded a non-cash charge of $10,380,000, to reduce the carrying value of this investment to its estimated fair value. The Company recognized this valuation adjustment to reflect significant lower private equity valuation metrics and changes in the business outlook of PointServe. PointServe is a closely held, privately owned company and, as such, has no published market value. The Company's remaining investment of $4,206,000 at June 30, 2002 may be subject to future market value risk. The Company will continue to monitor the value of its investment and periodically assess the impact, if any, on reported earnings in future periods.

Pensions and Other Postretirement Benefits - The Company accounts for pension costs and other postretirement benefit costs in accordance with the FASB Standards Employers' Accounting for Pensions and Employers' Accounting for Postretirement Benefits Other Than Pensions, respectively. These Statements require liabilities to be recorded on the balance sheet at the present value of these future obligations to employees net of any plan assets. The calculation of these liabilities and associated expenses require the expertise of actuaries and are subject to many assumptions including life expectancies, present value discount rates, expected long-term rate of return on plan assets, rate of compensation increase and anticipated health care costs. Any change in these assumptions can significantly change the liability and associated expenses recognized in any given year.

Accounting Pronouncements In June 2001, the FASB issued Accounting for Asset Retirement Obligations. The Statement requires the fair value of a liability for an asset retirement legal obligation to be recognized in the period in which it is incurred and when the amount of the liability can be reasonably estimated. When the liability is initially recorded, associated costs are capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. The Statement is effective for fiscal years beginning after June 15, 2002,


--------------------------------------------------------------------------------
with earlier application encouraged. The Statement requires entities to record a cumulative effect of change in accounting principle in the income statement in the period of adoption. The Company intends to adopt this Statement during the quarter ended September 30, 2002. Based on analysis completed to date, the Company does not expect the Statement will have a material effect on its financial position, results of operations or cash flows. The Company anticipates completing its analysis by the end of the first quarter of fiscal year 2003. In certain rate jurisdictions, the Company is permitted to include annual charges for cost of removal in its regulated cost of service rates charged to customers.

In August 2001, the FASB issued Accounting for the Impairment or Disposal of Long-lived Assets. The Statement provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The Statement replaces the FASB Statement, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and the Accounting Principles Board Opinion, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. Under the Statement, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. The Statement is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The Statement is not expected to materially change the methods the Company uses to measure impairment losses on long-lived assets, but may result in additional future dispositions being reported as discontinued operations than was previously permitted. The Company intends to adopt the Statement during the quarter ended September 30, 2002.

In June 2002, the FASB issued Accounting for Costs Associated with Exit or Disposal Activities. The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the Emerging Issues Task Force issue, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Statement is not expected to materially change the methods the Company uses to measure exit or disposal costs, but may result in liabilities for such costs relating to future dispositions being reported in periods subsequent to the Company's commitment to an exit plan.

See the Notes to Consolidated Financial Statements for the Company's adoption of Goodwill and Other Intangible Assets on July 1, 2001, and other accounting pronouncements followed by the Company.

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

Factors that could cause or contribute to actual results differing materially from such forward-looking statements include the following: cost of gas; gas sales volumes; weather conditions in the Company's service territories; the achievement of operating efficiencies and the purchases and implementation of new technologies for attaining such efficiencies; impact of relations with labor unions of bargaining-unit employees; the receipt of timely and adequate rate relief; the outcome of pending and future litigation; governmental regulations and proceedings affecting or involving the Company; unanticipated environmental liabilities; changes in business strategy; the risk that the businesses acquired and any other businesses or investments that Southern Union has acquired or may


--------------------------------------------------------------------------------
acquire may not be successfully integrated with the businesses of Southern Union; the impairment or sale of investment securities; ability to access capital markets on reasonable terms; and the nature and impact of any extraordinary transactions such as any acquisition or divestiture of a business unit or any assets. These are representative of the factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions, and general economic conditions, including interest rate fluctuations, federal, state and local laws and regulations affecting the retail gas industry or the energy industry generally, and other factors.

ITEM 8.  Financial Statements and Supplementary Data.

The information required here is included in the report as set forth in the Index to Consolidated Financial Statements on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


--------------------------------------------------------------------------------

                                  PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

There is incorporated in this Item 10 by reference the information in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders under the captions Board of Directors -- Board Size and Composition and Executive Officers and Compensation -- Executive Officers Who Are Not Directors.

ITEM 11.  Executive Compensation.

There is incorporated in this Item 11 by reference the information in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders under the captions Executive Officers and Compensation -- Executive Compensation and Certain Relationships.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

There is incorporated in this Item 12 by reference the information in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders under the caption Security Ownership.

ITEM 13.  Certain Relationships and Related Transactions.

There is incorporated in this Item 13 by reference the information in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders under the caption Certain Relationships.

ITEM 14.  Controls and Procedures.

Not applicable.

                                     PART IV

ITEM 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) and (2)    Financial  Statements and Financial Statement Schedules.  See
                  --------------------------------------------------------
                  Index to Consolidated  Financial Statements set forth on page
                  F-1.

(a)(3)   Exhibits.
         --------

Exhibit No.                            Description
----------                             -----------

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


--------------------------------------------------------------------------------

Exhibit No.                            Description
----------                             -----------

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


--------------------------------------------------------------------------------

Exhibit No.                            Description
----------                             -----------

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

  10(a) Amended and Restated Revolving Credit Agreement (Long-Term Credit Facility) between Southern Union Company and the Banks named therein dated June 10, 2002.

  10(b) Revolving Credit Agreement (Short-Term Credit Facility) between Southern Union Company and the Banks named therein dated June 10, 2002.

  10(c) Amended and Restated Term Loan Credit Agreement between Southern Union Company and the Banks named therein dated July 15, 2002.

  10(d) Form of Indemnification Agreement between Southern Union Company and each of the Directors of Southern Union Company. (Filed as Exhibit 10(i) to Southern Union's Annual Report on Form 10-K for the year ended December 31, 1986 and incorporated herein by reference.)

  10(e) Southern Union Company 1992 Long-Term Stock Incentive Plan, As Amended. (Filed as Exhibit 10(l) to Southern Union's Annual Report on Form 10-K for the year ended June 30, 1998 and incorporated herein by reference.)(*)

  10(f) Southern Union Company Director's Deferred Compensation Plan. (Filed as Exhibit 10(g) to Southern Union's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.)(*)

  10(g) Southern Union Company Amended Supplemental Deferred Compensation Plan with Amendments. (Filed as Exhibit 4 to Southern Union's Form S-8 filed May 27, 1999 and incorporated herein by reference.)(*)


--------------------------------------------------------------------------------

Exhibit No.                            Description
----------                             -----------

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

  10(k) Promissory Note between Dennis K. Morgan and Southern Union Company dated January 28, 2000.

  10(l) Southern Union Company Pennsylvania Division Stock Incentive Plan. (Filed as Exhibit 4 to Form S-8, SEC File No. 333-36146, filed on May 3, 2000 and incorporated herein by reference.)(*)

  10(m) Southern Union Company Pennsylvania Division 1992 Stock Option Plan. (Filed as Exhibit 4 to Form S-8, SEC File No. 333-36150, filed on May 3, 2000 and incorporated herein by reference.)(*)

   21       Subsidiaries of the Company.

   23       Consent of Independent Accountants.

   24       Power of Attorney.

 99.1-A Statement Under Oath of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings -- Chief Executive Officer.

 99.1-B Statement Under Oath of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings -- Chief Financial Officer.

 99.2-A Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -- Chief Executive Officer.

 99.2-B Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -- Chief Financial Officer.

(b)      Reports on Form 8-K. Southern Union filed the following report on Form
         -------------------
         8-K during the three months ended June 30, 2002.

           Date
           Filed                         Description of Filing
         ---------    ----------------------------------------------------------

         05/01/02     Announcement of operating performance for the quarter
                           and nine months ended March 31, 2002 and 2001 and filing, under Item 9, summary statements of income of the Company for the quarter and nine months ended March 31, 2002 and 2001 (unaudited) and notes thereto.




----------------------------
(*) Indicates Management Compensation Plan.


--------------------------------------------------------------------------------

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Southern Union has duly caused this report to be signed by the undersigned, thereunto duly authorized, on September 27, 2002.


                                    SOUTHERN UNION COMPANY


                                    By     THOMAS F. KARAM
                                       --------------------------
                                           Thomas F. Karam
                                           President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Southern Union and in the capacities indicated as of September 27, 2002.

    Signature/Name                             Title
    --------------                             -----

GEORGE L. LINDEMANN*        Chairman of the Board, Chief Executive Officer
                            and Director

JOHN E. BRENNAN*            Director

DAVID BRODSKY*              Director

FRANK W. DENIUS*            Director

KURT A. GITTER, M.D.        Director

THOMAS F. KARAM             Director
---------------------
Thomas F. Karam

ADAM M. LINDEMANN*          Director

GEORGE ROUNTREE, III        Director

RONALD W. SIMMS*            Director

DAN K. WASSONG*             Director

DAVID J. KVAPIL             Executive Vice President and Chief Financial Officer
--------------------        (Principal Accounting Officer)
David J. Kvapil


*By  THOMAS F. KARAM
     -----------------
     Thomas F. Karam
     Attorney-in-fact


--------------------------------------------------------------------------------

                                 CERTIFICATIONS



         (1)   I have reviewed this annual report on Form 10-K;

         (2) based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         (3) based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition results of operations and cash flows of the Issuer as of, and for, the periods presented in this annual report;




GEORGE L. LINDEMANN
-------------------
George L. Lindemann
Chairman of the Board and
Chief Executive Officer
September 27, 2002



         (1)   I have reviewed this annual report on Form 10-K;

         (2) based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         (3) based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition results of operations and cash flows of the Issuer as of, and for, the periods presented in this annual report;




DAVID J. KVAPIL
---------------
David J. Kvapil
Executive Vice President and
Chief Financial Officer
September 27, 2002


--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                        Page
                                                                     -----------

Financial Statements:
  Consolidated statement of operations -- years ended June 30,
    2002, 2001 and 2000...........................................       F-2
  Consolidated balance sheet -- June 30, 2002 and 2001............    F-3 to F-4
  Consolidated statement of cash flows -- years ended June 30,
    2002, 2001 and 2000...........................................       F-5
  Consolidated statement of common stockholders' equity -- years
    ended June 30, 2002, 2001 and 2000............................       F-6
  Notes to consolidated financial statements......................   F-7 to F-33
  Report of independent accountants...............................       F-34


All schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.


--------------------------------------------------------------------------------

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                 Year Ended June 30,
                                        ----------------------------------------
                                            2002          2001          2000
                                        ------------  ------------  ------------
                                             (thousands of dollars, except
                                             shares and per share amounts)

Operating revenues...................   $ 1,290,550   $ 1,932,813   $   831,704
Cost of gas and other energy.........      (763,567)   (1,374,750)     (497,698)
Revenue-related taxes................       (47,125)      (68,801)      (34,896)
                                        -----------   -----------   -----------
  Operating margin...................       479,858       489,262       299,110

Operating expenses:
  Operating, maintenance and general.       221,243       239,554       136,587
  Business restructuring charges.....        31,312          --            --
  Depreciation and amortization......        77,176        86,985        55,140
  Taxes, other than on income and
    revenues.........................        28,558        29,860        17,269
                                        -----------   -----------   -----------
    Total operating expenses.........       358,289       356,399       208,996
                                        -----------   -----------   -----------
    Net operating revenues...........       121,569       132,863        90,114
                                        -----------   -----------   -----------

Other income (expenses):
  Interest ..........................       (91,725)     (103,519)      (51,492)
  Dividends on preferred securities
    of subsidiary trust..............        (9,480)       (9,480)       (9,480)
  Other, net.........................        14,368        76,819        (9,708)
                                        -----------   -----------   -----------
    Total other expenses, net........       (86,837)      (36,180)      (70,680)
                                        -----------   -----------   -----------

Earnings before income taxes and
  cumulative effect of change in
  accounting principle...............        34,732        96,683        19,434

Federal and state income taxes.......        15,108        40,000         9,589
                                        -----------   -----------   -----------

Earnings before cumulative effect of
  change in accounting principle....         19,624        56,683         9,845

Cumulative effect of change in
  accounting principle, net of tax..           --             602           --
                                        -----------   -----------   -----------

Net earnings available for common
  stock.............................    $    19,624   $    57,285   $     9,845
                                        ===========   ===========   ===========

Net earnings per share:
  Basic
    Before cumulative effect of
      change in accounting
      principle.....................    $       .36   $      1.04   $       .21
    Cumulative effect of change in
      accounting principle, net
      of tax........................           --             .01           --
                                        -----------   -----------   -----------

                                        $       .36   $      1.05   $       .21
                                        ===========   ===========   ===========
  Diluted
    Before cumulative effect of
      change in accounting
      principle.....................    $       .35   $       .98   $       .20
    Cumulative effect of change in
      accounting principle, net
      of tax........................           --             .01           --
                                        -----------   -----------   -----------
                                        $       .35   $       .99   $       .20
                                        ===========   ===========   ===========

Weighted average shares outstanding:
  Basic.............................     53,886,998    54,680,807    47,840,785
                                        ===========   ===========   ===========
  Diluted...........................     56,770,235    57,716,973    50,053,017
                                        ===========   ===========   ===========


                             See accompanying notes.


--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                     ASSETS


                                                               June 30,
                                                         ----------------------
                                                            2002        2001
                                                         ----------  ----------
                                                         (thousands of dollars)

Property, plant and equipment:
  Plant in service...................................    $2,265,747  $2,201,975
  Construction work in progress......................        12,152      25,520
                                                         ----------  ----------
                                                          2,277,899   2,227,495
  Less accumulated depreciation and amortization.....      (821,539)   (771,170)
                                                         ----------  ----------
    Net property, plant and equipment................     1,456,360   1,456,325



Current assets:
  Cash and cash equivalents..........................          --         1,219
  Accounts receivable, billed and unbilled, net......       122,224     218,912
  Inventories, principally at average cost...........       103,001     106,505
  Deferred gas purchase costs........................          --        65,171
  Investment securities available for sale...........         1,163      29,447
  Prepayments and other..............................        14,091      19,823
                                                         ----------  ----------

    Total current assets.............................       240,479     441,077

Goodwill, net of accumulated amortization of
  $58,056,000 and $57,014,000, respectively..........       713,390     724,620

Deferred charges.....................................       210,263     226,863

Investment securities, at cost.......................         9,786      19,081

Real estate..........................................          --         2,506

Other................................................        46,189      36,827






                                                         ----------  ----------


    Total assets.....................................    $2,676,467  $2,907,299
                                                         ==========  ==========



                             See accompanying notes.


--------------------------------------------------------------------------------

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Continued)



                      STOCKHOLDERS' EQUITY AND LIABILITIES



                                                               June 30,
                                                         ----------------------
                                                            2002        2001
                                                         ----------  ----------
                                                         (thousands of dollars)

Common stockholders' equity:
  Common stock, $1 par value; authorized 200,000,000
    shares; issued 58,055,436 shares at June 30, 2002.   $   58,055  $   54,553
  Premium on capital stock............................      707,930     676,324
  Less treasury stock:  3,125,993 and 1,046,617
    shares, respectively, at cost.....................      (57,673)    (15,869)
  Less common stock held in Trust: 1,138,821 and
    1,184,857 shares, respectively....................      (17,821)    (19,196)
  Deferred compensation plans.........................        9,373       7,499
  Accumulated other comprehensive income (loss).......      (14,500)     13,443
  Retained earnings...................................         --         5,103
                                                         ----------  ----------

                                                            685,364     721,857

Company-obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely
  subordinated notes of Southern Union................      100,000     100,000

Long-term debt and capital lease obligation...........    1,082,210   1,329,631
                                                         ----------  ----------

    Total capitalization..............................    1,867,574   2,151,488

Current liabilities:
  Long-term debt and capital lease obligation due
    within one year...................................      108,203       5,913
  Notes payable.......................................      131,800     190,600
  Accounts payable....................................       86,540     103,623
  Federal, state and local taxes......................        9,212      32,342
  Accrued interest....................................       17,415      16,105
  Accrued dividends on preferred securities of
    subsidiary trust..................................        2,370       2,370
  Customer deposits...................................       19,808      20,285
  Deferred gas purchases..............................        4,924        --
  Other...............................................       46,080      67,383
                                                         ----------  ----------

    Total current liabilities.........................      426,352     438,621

Deferred credits and other ...........................      165,889     113,899

Accumulated deferred income taxes.....................      216,652     203,291

                                                         ----------  ----------

    Total stockholders' equity and liabilities........   $2,676,467  $2,907,299
                                                         ==========  ==========


                             See accompanying notes.


--------------------------------------------------------------------------------

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                     Year Ended June 30,
                                                -------------------------------
                                                   2002       2001       2000
                                                ---------  ---------  ---------
                                                    (thousands of dollars)

Cash flows from (used in) operating
  activities:
    Net earnings..............................  $  19,624  $  57,285  $   9,845
    Adjustments to reconcile net earnings to
      net cash flows from (used in) operating
      activities:
        Depreciation and amortization.........     77,176     86,985     55,140
        Deferred income taxes.................     28,397     27,778        435
        Provision for bad debts...............     12,853     32,706      4,998
        Provision for investment impairment...     10,380       --         --
        Financial derivative trading (gains)
          losses..............................     (6,204)     5,684      2,236
        Amortization of debt expense..........      2,936      3,118      1,242
        Gain on sale of investment securities.     (1,004)   (74,582)      --
        Gain on sale of subsidiaries and other
          assets..............................     (6,414)   (14,239)      --
        Loss on sale of subsidiaries..........      1,500       --         --
        Gain on settlement of interest rate
          swaps...............................    (17,166)      --         --
        Cumulative effect of change in
          accounting principle................       --         (602)      --
        Business restructuring charges........     26,593       --         --
        Other.................................      1,359       (873)       154
        Changes in operating assets and
          liabilities, net of acquisitions:
            Accounts receivable, billed and
              unbilled........................     82,660   (129,175)    (3,830)
            Accounts payable..................    (15,701)   (14,944)    22,602
            Customer deposits.................       (213)    (1,151)    (3,407)
            Deferred gas purchase costs.......     70,095    (67,876)   (15,114)
            Inventories ......................      1,327    (31,545)        91
            Deferred charges and credits......     19,507    (11,922)    (3,657)
            Prepaids and other current assets.     (2,899)    (6,967)     1,766
            Taxes and other current
              liabilities.....................    (31,190)    (6,779)    (5,636)
                                                ---------  ---------  ---------
        Net cash flows from (used in)
          operating activities................    273,616   (147,099)    66,865
                                                ---------  ---------  ---------
Cash flows (used in) from investing
  activities:
    Additions to property, plant and
      equipment...............................    (93,279)  (123,776)  (100,446)
    Acquisition of operations, net of cash
      received................................       --     (414,497)   (38,366)
    Notes receivable..........................     (2,750)      --         --
    Purchase of investment securities.........       (938)   (12,495)   (21,001)
    Customer advances.........................        452      1,198      1,350
    Proceeds from sale of investment
      securities..............................      1,213     85,761       --
    Proceeds from sale of subsidiaries and
      other assets............................     40,935     23,938     12,150
    Proceeds from sale of interest rate swaps.     17,166       --         --
    Other.....................................     (2,025)     5,118     (4,553)
                                                ---------  ---------  ---------
      Net cash flows used in investing
        activities............................    (39,226)  (434,753)  (150,866)
                                                ---------  ---------  ---------
Cash flows (used in) from financing
  activities:
    Issuance of long-term debt................       --      535,000    300,000
    Issuance cost of debt.....................       (921)    (3,474)    (7,292)
    Purchase of treasury stock................    (41,632)      --      (14,425)
    Repayment of debt and capital lease
      obligation..............................   (145,131)  (167,270)  (138,791)
    Net (payments) borrowings under revolving
      credit facilities.......................    (58,800)   190,597    (21,000)
    Proceeds from exercise of stock options...      8,346        707        680
    Cash overdrafts...........................        123       --       (6,655)
    Other.....................................      2,406       (318)      (687)
                                                ---------  ---------  ---------
      Net cash flows (used in) from financing
        activities............................   (235,609)   555,242    111,830
                                                ---------  ---------  ---------
Change in cash and cash equivalents...........     (1,219)   (26,610)    27,829
Cash and cash equivalents at beginning of
  year........................................      1,219     27,829       --
                                                ---------  ---------  ---------
Cash and cash equivalents at end of year......  $    --    $   1,219  $  27,829
                                                =========  =========  =========

Cash paid for interest, net of amounts capitalized, in 2002, 2001 and 2000 was $100,272,000, $107,870,000 and $57,735,000, respectively. Cash refunded for income taxes in 2002 was $4,066,000, while cash paid for income taxes in 2001 and 2000 was $21,052,000 and $4,311,000, respectively.



                             See accompanying notes.


--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                     Accumu-
                                                      lated
                Common  Premium            Common     Other
                 Stock     on    Treasury   Stock    Compre-
                $1, Par Capital   Stock,   Held in   hensive  Retained
                 Value   Stock   at Cost    Trust     Income  Earnings  Total
                ------- -------- --------  --------  -------- -------- --------
                                   (thousands of dollars)

Balance
 July 1, 1999.. $31,240 $276,610 $   (794) $ (4,927) $  (436) $   --   $301,693

 Comprehensive
  income:
   Net earn-
    ings.......    --       --       --        --        --      9,845    9,845
   Unrealized
    gain in
    investment
    securities,
    net of tax.    --       --       --        --      115,175    --     115,175
   Minimum
    pension
    liability
    adjustment;
    net of tax.    --       --       --        --          436    --         436
                                                                       --------
   Comprehen-
    sive
    income.....                                                         125,456
                                                                       --------
 Purchase of
  common stock
  held in
  trust........    --       --       --      (9,864)     --       --     (9,864)
 5% stock divi-
  dend.........   2,359    7,452     --        --        --     (9,845)     (34)
 Purchase of
  treasury
  stock........    --       --    (14,425)     --        --       --    (14,425)
 Issuance of
  stock for
  acquisition..  16,714  315,235     --        --        --       --    331,949
 Exercise of
  stock
  options......     208      538     (335)      269      --       --        680
                ------- -------- --------  --------  -------- -------- --------
Balance
 June 30, 2000.  50,521  599,835  (15,554)  (14,522)  115,175     --    735,455

 Comprehensive
  income:
   Net earn-
    ings.......    --       --       --        --        --     57,285   57,285
   Unrealized
    loss in
    investment
    securi-
    ties, net
    of tax
    benefit....    --       --       --        --     (96,323)    --    (96,323)
   Minimum
    pension
    liability
    adjustment;
    net of tax.    --       --       --        --      (4,324)    --     (4,324)
   Cumulative
    effect of
    change in
    accounting
    principle,
    net of tax.    --       --       --        --         826     --        826
   Unrealized
    loss on
    hedging
    activities,
    net of tax
    benefit....    --       --       --        --      (1,911)    --     (1,911)
                                                                       --------
   Comprehen-
    sive
    income
    (loss).....                                                         (44,447)
                                                                       --------
 Payment on
  note re-
  ceivable.....    --        290     --        --        --       --        290
 Purchase of
  common stock
  held in
  trust........    --       --       --      (4,009)     --       --     (4,009)
 5% stock divi-
  dend.........   2,556   49,626     --        --        --    (52,182)    --
 Benefit plan
  modification.    --       --       --       6,560      --       --      6,560
 Issuance of
  stock for
  acquisition..   1,371   25,930     --        --        --       --     27,301
 Exercise of
  stock
  options......     105      643     (315)      274      --       --        707
                ------- -------- --------  --------  -------- -------- --------
Balance
 June 30, 2001.  54,553  676,324  (15,869)  (11,697)   13,443    5,103  721,857

 Comprehensive
  income:
   Net earn-
    ings.......    --       --       --        --        --     19,624   19,624
   Unrealized
    loss in
    investment
    securi-
    ties, net
    of tax.....    --       --       --        --     (18,249)    --    (18,249)
   Minimum
    pension
    liability
    adjustment;
    net of tax.    --       --       --        --     (10,498)    --    (10,498)
   Unrealized
    gain on
    hedging
    activities,
    net of tax
    benefit....    --       --       --        --         804     --        804
                                                                       --------
   Comprehen-
    sive
    income
    (loss).....                                                          (8,319)
                                                                       --------
 Payment on
  note re-
  ceivable.....    --        202     --        --        --       --        202
 Purchase of
  treasury
  stock........    --       --    (41,632)     --        --       --    (41,632)
 5% stock divi-
  dend.........   2,618   22,109     --        --        --    (24,727)    --
 Stock com-
  pensation
  plan.........    --      1,248     --       1,257      --       --      2,505
 Sale of common
  stock held in
  trust........    --         26     --       1,945      --       --      1,971
 Exercise of
  stock
  options......     884    8,021     (172)       47      --       --      8,780
                ------- -------- --------  --------  -------- -------- --------
Balance
 June 30, 2002. $58,055 $707,930 $(57,673) $ (8,448) $(14,500)$   --   $685,364
                ======= ======== ========  ========  ======== ======== ========



                             See accompanying notes


--------------------------------------------------------------------------------

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                  I Summary of Significant Accounting Policies

Operations Southern Union Company (Southern Union and, together with its wholly-owned subsidiaries, the Company) is a public utility primarily engaged in the distribution and sale of natural gas to residential, commercial and industrial customers located primarily in Texas, Missouri, Pennsylvania, Rhode Island and Massachusetts. See Acquisitions. Subsidiaries of Southern Union also operate natural gas pipeline systems, generate electricity, market natural gas to end-users and distribute propane. Certain subsidiaries own or hold interests in real estate and other assets, which are primarily used in the Company's utility business. Substantial operations of the Company are subject to regulation. Accounting policies conform to the Financial Accounting Standards Board (FASB) standard, Accounting for the Effects of Certain Types of Regulation in the case of regulated operations.

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

Gas Utility Revenues and Gas Purchase Costs Gas utility customers are billed on a monthly-cycle basis. The related cost of gas and revenue taxes are matched with cycle-billed revenues through utilization of purchased gas adjustment provisions in tariffs approved by the regulatory agencies having jurisdiction. Revenues from gas delivered but not yet billed are accrued, along with the related gas purchase costs and revenue-related taxes. Unbilled revenues, net of related gas purchase costs and revenue-related taxes, were $11,601,000 and $12,122,000 at June 30, 2002 and 2001, respectively. The distribution and sale of natural gas in Texas, Missouri, Pennsylvania, Rhode Island and Massachusetts contributed in excess of 95% of the Company's total revenue, net earnings and identifiable assets in 2002, 2001 and 2000. Four suppliers provided 53%, 59% and 55% of the Company's gas purchases in 2002, 2001 and 2000, respectively.

Earnings Per Share The Company's earnings per share presentation conforms to the FASB standard, Earnings per Share. All share and per share data have been appropriately restated for all stock dividends and stock splits distributed through July 15, 2002 unless otherwise noted.

Accumulated Other Comprehensive Income The Company reports comprehensive income and its components in accordance with the FASB standard, Reporting Comprehensive Income. The main components of comprehensive income that relate to the Company are net earnings, unrealized holding gains and losses on investment securities, minimum pension liability adjustments, unrealized loss on hedging activities and cumulative effect of change in accounting principle, all of which are presented in the consolidated statement of stockholders' equity.

Unrealized holding gains on investment securities were $603,000, $18,852,000 and $115,175,000 in 2002, 2001 and 2000, respectively. The reclassification adjustment for gains included in net income, net of tax, for reporting other comprehensive income was $567,000, $43,726,000 and nil in 2002, 2001 and 2000,
respectively. The unrealized holding gains or losses on investment securities and the reclassification adjustment for gains are combined and reflected on the consolidated statement of stockholders' equity.

Credit Risk Concentrations of credit risk in trade receivables are limited due to the large customer base with relatively small individual account balances. In addition, Company policy requires a deposit from certain customers. The Company has recorded an allowance for doubtful accounts totaling $17,603,000, $31,163,000, $7,503,000 and $6,588,000 at June 30, 2002, 2001, 2000 and 1999,
respectively. The allowance for doubtful accounts is adjusted for changes in estimated uncollectible accounts and reduced for the write-off of trade receivables.


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

Inventories Inventories consist of natural gas in underground storage and materials and supplies. Natural gas in underground storage of $92,448,000 and $101,549,000 at June 30, 2002 and 2001, respectively, consists of 23,166,000 and
20,535,000 British thermal units, respectively.

Segment Reporting The FASB standard, Disclosures about Segments of an Enterprise and Related Information, requires disclosure of segment data based on how management makes decisions about allocating resources to segments and measuring performance. The Company is principally engaged in the gas distribution industry in the United States and has no other reportable industry segments.

Derivative Instruments and Hedging Activities The Company accounts for its derivatives in accordance with the FASB Standard, Accounting for Derivative Instruments and Hedging Activities, as amended, which was adopted on July 1, 2001. Under this Statement, the Company recognizes derivatives on the consolidated balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as: (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (a "fair value" hedge); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge), or (iii) an instrument that is held for trading or non-hedging purposes (a "trading" or "non-hedging" instrument.) Changes in the fair value of a derivative that qualifies as a fair-value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk (including gains or losses on firm commitments), are recorded in earnings. Changes in the fair value of a derivative that qualifies as a cash-flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable-rate asset or liability are recorded in earnings). Hedge ineffectiveness is recorded through earnings immediately. Lastly, changes in the fair value of derivative trading and non-hedging instruments are reported in current-period earnings.

The Company formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods ("Highly effective" means that cumulative changes in the value of the hedging instrument are between 80% to 125% of the inverse cumulative changes in the fair value or cash flows of the hedged item). The Company discontinues hedge accounting when: (i) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (ii) the derivative expires or is sold, terminated, or exercised;
(iii) it is no longer probable that the forecasted transaction will occur; or
(iv) management determines that designating the derivative as a hedging instrument is no longer appropriate. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the consolidated balance sheet, recognizing changes in the fair value in current-period earnings. See Note XI -- Derivative Instruments and Hedging Activities.

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


--------------------------------------------------------------------------------

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Goodwill and Other Intangible Assets The Company accounts for its goodwill and other intangible assets in accordance with the FASB Standard, Accounting for Goodwill and Other Intangible Assets, which was adopted at the beginning of fiscal year 2002. Under this Statement, the Company has ceased amortization of goodwill. Goodwill, which was previously classified on the consolidated balance sheet as additional purchase cost assigned to utility plant and amortized on a straight-line basis over forty years, is now subject to at least an annual assessment for impairment by applying a fair-value based test. See Note VII -- Goodwill.

New Pronouncements In June 2001, the FASB issued Accounting for Asset Retirement Obligations. The Statement requires the fair value of a liability for an asset retirement legal obligation to be recognized in the period in which it is incurred and when the amount of the liability can be reasonably estimated. When the liability is initially recorded, associated costs are capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. The Statement is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Statement requires entities to record a cumulative effect of change in accounting principle in the income statement in the period of adoption. The Company intends to adopt this Statement during the quarter ending September 30, 2002. Based on analysis completed to date, the Company does not expect the Statement will have a material effect on its financial position, results of operations or cash flows. The Company anticipates completing its analysis by the end of the first quarter of fiscal year 2003. In certain rate jurisdictions, the Company is permitted to include annual charges for cost of removal in its regulated cost of service rates charged to customers.

In August 2001, the FASB issued Accounting for the Impairment or Disposal of Long-lived Assets. The Statement provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The Statement replaces the FASB Statement, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and the Accounting Principles Board Opinion, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. Under the Statement, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. The Statement was effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The Statement is not expected to materially change the methods the Company uses to measure impairment losses on long-lived assets, but may result in additional future dispositions being reported as discontinued operations than was previously permitted. The Company intends to adopt the Statement during the quarter ending September 30, 2002.

In June 2002, the FASB issued Accounting for Costs Associated with Exit or Disposal Activities. The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the Emerging Issues Task Force issue, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Statement is not expected to materially change the methods the Company uses to measure exit or disposal costs, but may result in liabilities for such costs relating to future dispositions being reported in periods subsequent to the Company's commitment to an exit plan.

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


--------------------------------------------------------------------------------

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                        II Acquisitions and Divestitures

In September 2000, Southern Union acquired Providence Energy Corporation (ProvEnergy), Fall River Gas Company (Fall River Gas), and Valley Resources (Valley Resources). Collectively, these companies (hereafter referred to as the Company's New England Operations) were acquired for approximately $422,000,000 in cash and 1,370,629 shares (before adjustment for any subsequent stock dividends) of Southern Union common stock, as well as the assumption of approximately $140,000,000 in long-term debt. The results of operations from ProvEnergy and Fall River Gas have been included in the Company's consolidated statement of operations since September 28, 2000, and the results of operations from Valley Resources have been included in the Company's consolidated statement of operations since September 20, 2000. Thus, the Company's consolidated results of operations for the periods subsequent to these acquisitions are not comparable to the same periods in prior years. These acquisitions were accounted for using the purchase method with related goodwill of approximately $355,000,000. Effective July 1, 2001, goodwill, which was previously amortized on a straight-line basis over forty years, is now accounted for on an impairment-only approach. See Note VII - Goodwill.

The New England Operations' primary business is the distribution of natural gas through the New England Gas Company. Subsidiaries of the Company acquired with the New England Gas Company and currently operating include ProvEnergy Power LLC (ProvEnergy Power), Fall River Gas Appliance Company (Fall River Appliance), Valley Appliance Merchandising Company (VAMCO) and Alternate
Energy Corporation (AEC). ProvEnergy Power provides outsourced energy management services and owns 50% of Capital Center Energy Company LLC, a joint venture formed between ProvEnergy and ERI Services, Inc. to provide retail power and conditioned air. Fall River Appliance rents water heaters and conversion burners, primarily to residential customers. VAMCO rents natural gas burning appliances and offers appliance service contract programs to residential customers. In fiscal 2002, VAMCO also provided construction management services for natural gas-related projects to commercial and industrial customers. AEC is an energy consulting firm.

Subsidiaries acquired with the New England Gas Company and subsequently sold include Morris Merchants, Inc. (Morris Merchants), Valley Propane, Inc. (Valley Propane) and ProvEnergy Oil Enterprises, Inc. (ProvEnergy Oil). In October 2001, Morris Merchants, which served as a manufacturers' representative agency for franchised plumbing and heating contract supplies throughout New England, was sold for $1,586,000. In September 2001, Valley Propane, which sold liquid propane to residential, commercial and industrial customers, was sold for $5,301,000. In August 2001, ProvEnergy Oil, which operated a fuel oil distribution business through its subsidiary, ProvEnergy Fuels, Inc. for residential and commercial customers, was sold for $15,776,000. No financial gain or loss was recognized on any of these sales transactions.

In November 1999, Southern Union acquired Pennsylvania Enterprises, Inc. (hereafter referred to as the Company's Pennsylvania Operations) for approximately $500,000,000, including assumption of approximately $115,000,000 of long-term debt. The Company issued approximately 16,700,000 shares (before adjustment for any subsequent stock dividends) of common stock and paid approximately $38,000,000 in cash to complete the transaction. The results of operations from the Pennsylvania Operations have been included in the Company's consolidated statement of operations since November 4, 1999. Thus, the Company's consolidated results of operations for the periods subsequent to the acquisition are not comparable to the same periods in prior years. The acquisition was accounted for using the purchase method with related goodwill of approximately $261,000,000. Effective July 1, 2001, goodwill, which was previously amortized on a straight-line basis over forty years, is now accounted for on an impairment-only approach. See Note VII - Goodwill.

The Pennsylvania Operations' primary business is the distribution of natural gas through PG Energy. Subsidiaries of the Company acquired with PG Energy and currently operating include PG Energy Services Inc., (Energy Services) and PEI Power Corporation (Power Corp.). Energy Services offers the inspection, maintenance and servicing of residential and small commercial gas-fired equipment to residential and commercial users. Power Corp., an exempt wholesale generator (within the meaning of the Public Utility Holding Company Act of 1935), sells electricity to the broad mid-Atlantic wholesale energy market administered by PJM Interconnection, L.L.C.


--------------------------------------------------------------------------------

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Subsidiaries and assets acquired with PG Energy and subsequently sold include Energy Services' propane operations and its commercial and industrial gas marketing contracts, Keystone Pipeline Services, Inc. (Keystone) and Theta Land Corporation. In April 2002, Energy Services' propane operations, which sold liquid propane to residential, commercial and industrial customers, were sold for $2,300,000, resulting in a pre-tax gain of $1,200,000. In July 2001, Energy Services' commercial and industrial gas marketing contracts were sold for $4,972,000, resulting in a pre-tax gain of $4,653,000. In June 2001, the Company sold Keystone, which engaged primarily in the construction, maintenance, and rehabilitation of natural gas distribution pipelines, for $3,300,000, resulting in a pre-tax gain of $707,000. In January 2000, Theta Land Corporation, which owned approximately 44,000 acres of land, was sold for $12,150,000. No financial gain or loss was recognized on this transaction.

In December 2001, Southern Transmission Company, a wholly-owned subsidiary of Southern Union, sold its 43-mile Carrizo Springs Pipeline for $1,000,000, resulting in a pre-tax gain of $561,000. Also in December 2001, the Company sold South Florida Natural Gas, a natural gas division of Southern Union, and Atlantic Gas Corporation, a Florida propane subsidiary of the Company (collectively, the Florida Operations), for $10,000,000, resulting in a pre-tax loss of $1,500,000.

Pro Forma Financial Information

The following unaudited pro forma financial information for the year ended June 30, 2001 is presented as though the following events had occurred at the beginning of the period presented: (i) acquisition of the New England Operations; (ii) the issuance of the Term Note; and (iii) the refinancing of certain short-term and long-term debt at the time of the acquisitions. The pro forma financial information is not necessarily indicative of the results which would have actually been obtained had the acquisition of the New
England Operations, the issuance of the Term Note, or the refinancings been completed as of the assumed date for the period presented or which may be obtained in the future.

                                                               Year Ended
                                                              June 30, 2001
                                                              -------------

Operating revenue.......................................      $   1,976,473
Income before extraordinary item........................             35,751
Net earnings available for common stock.................             35,751
Net earnings per common stock:
  Basic.................................................                .65
  Diluted...............................................                .62

                         III Other Income (Expense), Net

Other income in 2002 of $14,368,000 includes gains of $17,166,000 generated through the settlement of several interest rate swaps, the recognition of $6,204,000 in previously recorded deferred income related to financial derivative energy trading activity of a wholly-owned subsidiary, a gain of $4,653,000 realized through the sale of marketing contracts held by PG Energy Services Inc., income of $2,369,000 generated from the sale and/or rental of gas-fired equipment and appliances by various operating subsidiaries, a gain of $1,200,000 realized through the sale of the propane assets of PG Energy Services Inc., $1,004,000 of realized gains on the sale of a portion of Southern Union's holdings in Capstone Turbine Corporation (Capstone), and power generation and sales income of $971,000 primarily from PEI Power Corporation. These items were partially offset by a non-cash charge of $10,380,000 to reserve for the impairment of the Company's investment in a technology company, $9,100,000 of legal costs associated with ongoing litigation from the unsuccessful acquisition of Southwest Gas Corporation (Southwest), and a $1,500,000 loss on the sale of the Florida Operations. See Note XVIII -- Commitments and Contingencies.


--------------------------------------------------------------------------------

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Other income of $76,819,000 in 2001 included realized gains on the sale of Capstone of $74,582,000, a $13,532,000 gain on the sale of non-core real estate and $7,643,000 of interest and dividend income. These items were partially offset by $12,855,000 of legal costs associated with Southwest and $5,684,000 of non-cash trading losses. See Note XI - Derivative Instruments and Hedging Activities.

Other expense of $9,708,000 in 2000 included $10,363,000 of legal costs associated with Southwest and $2,236,000 of non-cash trading losses. These items were offset by net rental income of Lavaca Realty Company of $1,757,000.

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

                              V Earnings Per Share

During the three-year period ended June 30, 2002, no adjustments were required in net earnings available for common stock for the earnings per share calculations. Average shares outstanding for basic earnings per share were 53,886,998, 54,680,807 and 47,840,785 for the years ended June 30, 2002, 2001 and 2000, respectively. Diluted earnings per share include average shares outstanding as well as common stock equivalents from stock options and warrants. Common stock equivalents were 1,660,711, 1,908,564 and 1,519,387 for the years ended June 30, 2002, 2001 and 2000, respectively. During 2002, the Company repurchased 2,115,916 shares of its common stock outstanding at prices ranging from $16.50 to $21.57 per share. Substantially all of these repurchases occurred in private off-market large-block transactions.

                        VI Property, Plant and Equipment

Plant Plant in service and construction work in progress are stated at original cost net of contributions in aid of construction. The cost of additions includes an allowance for funds used during construction and applicable overhead charges. Gain or loss is recognized upon the disposition of significant utility properties and other property constituting operating units. Gain or loss from minor dispositions of property is charged to accumulated depreciation and amortization. The Company capitalizes the cost of significant internally-developed computer software systems and amortizes the cost over the expected useful life. See Note XIII -- Debt and Capital Lease.


--------------------------------------------------------------------------------

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                               June 30,
                                                       ------------------------
                                                          2002          2001
                                                       ----------    ----------

Distribution plant...............................      $2,053,698    $1,969,103
General plant....................................         200,230       156,502
Other............................................          77,027       136,654
                                                       ----------    ----------
  Total plant....................................       2,330,955     2,262,259
Less contributions in aid of construction........         (65,208)      (60,284)
                                                       ----------    ----------
  Plant in service...............................       2,265,747     2,201,975
Construction work in progress....................          12,152        25,520
                                                       ----------    ----------
                                                        2,277,899     2,227,495
Less accumulated depreciation and amortization...        (821,539)     (771,170)
                                                       ----------    ----------

  Net property, plant and equipment..............      $1,456,360    $1,456,325
                                                       ==========    ==========

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

Depreciation of property, plant and equipment in 2002, 2001 and 2000 was $73,818,000, $69,523,000 and $46,757,000, respectively.

                                  VII Goodwill

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


--------------------------------------------------------------------------------

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The following table reflects the Company's comparative net income before the change in accounting principle and goodwill amortization under Goodwill and Other Intangible Assets:

                                                       Year Ended June 30,
                                                   ----------------------------
                                                     2002      2001      2000
                                                   --------  --------  --------

Reported net income before change in accounting
  principle......................................  $ 19,624  $ 56,683  $  9,845
Goodwill amortization, net of taxes..............      --      17,463     8,382
                                                   --------  --------  --------
Adjusted net income before change in accounting
  principle......................................  $ 19,624  $ 74,146  $ 18,227
                                                   ========  ========  ========

Basic earnings per share:
  Reported income before change in accounting
    principle....................................  $    .36  $   1.04  $    .21
  Goodwill amortization, net of taxes............      --         .32       .17
                                                   --------  --------  --------
  Adjusted net income before change in
    accounting principle.........................  $    .36  $   1.36  $    .38
                                                   ========  ========  ========

Diluted earnings per share:
  Reported income before change in accounting
    principle....................................  $    .35  $    .98  $    .20
  Goodwill amortization, net of taxes............      --         .30       .16
                                                   --------  --------  --------
  Adjusted net income before change in
    accounting principle.........................  $    .35  $   1.28  $    .36
                                                   ========  ========  ========

The following displays changes in the carrying amount of goodwill for the year ended June 30, 2002:

                                                                        Total
                                                                      ----------
Balance as of July 1, 2001........................................    $ 724,620
Impairment losses.................................................       (3,358)
Sale of subsidiaries and other operations.........................       (7,872)
                                                                      ---------
Balance as of June 30, 2002.......................................    $ 713,390
                                                                      =========

In connection with the Company's Cash Flow Improvement Plan announced in July 2001, the Company began the divestiture of certain non-core assets. As a result of prices of comparable businesses for various non-core properties, a goodwill impairment loss of $3,358,000 was recognized in depreciation and amortization on the consolidated statement of operations for the quarter ended September 30, 2001. As a result of the sale of the Carrizo Springs Pipeline and the Florida Operations, goodwill of $7,872,000 was eliminated during the quarter ended December 31, 2001.

                   VIII Deferred Charges and Deferred Credits

                                                                   June 30,
                                                              ------------------
                                                                2002      2001
                                                              --------  --------
Deferred Charges
  Pensions................................................    $ 65,454  $ 56,749
  Income taxes............................................      30,605    33,872
  Unamortized debt expense................................      33,897    36,010
  Retirement costs other than pensions....................      33,032    36,078
  Service Line Replacement program........................      21,360    23,765
  Environmental...........................................      16,646    16,566
  Other...................................................       9,269    23,823
                                                              --------  --------
    Total Deferred Charges................................    $210,263  $226,863
                                                              ========  ========

The Company's deferred charges include regulatory assets in the aggregate amount of $95,546,000 and $91,619,000, respectively, at June 30, 2002 and 2001. These regulatory assets primarily relate to pensions, retirement costs other than pensions, income taxes, Year 2000 costs, Missouri Gas Energy's Service Line


--------------------------------------------------------------------------------

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Replacement program and environmental remediation costs. The Company records regulatory assets in accordance with the FASB Standard Accounting for the Effects of Certain Types of Regulation.

                                                                   June 30,
                                                              ------------------
                                                                2002      2001
                                                              --------  --------

Deferred Credits
  Pensions...............................................     $ 43,562  $  9,394
  Retirement costs other than pensions...................       35,657    34,460
  Customer advances for construction.....................       25,262    24,193
  Environmental..........................................        7,206     1,832
  Investment tax credit..................................        6,663     7,307
  Operating reserves.....................................        6,255     8,432
  Other..................................................       41,284    28,281
                                                              --------  --------
    Total Deferred Credits...............................     $165,889  $113,899
                                                              ========  ========

The Company's deferred credits include regulatory liabilities in the aggregate amount of $6,701,000 and $4,504,000, respectively, at June 30, 2002 and 2001.
These regulatory liabilities primarily relate to retirement benefits other than pensions and income taxes. The Company records regulatory liabilities in accordance with the FASB Standard Accounting for the Effects of Certain Types of Regulation.

                            IX Investment Securities

At June 30, 2002, the Company held securities of Capstone Turbine Corporation (Capstone). This investment is classified as "available for sale" under the FASB Standard Accounting for Certain Investments in Debt and Equity Securities; accordingly, these securities are stated at fair value, with unrealized gains and losses recorded in a separate component of common stockholders' equity. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statement of operations when incurred. As of June 30, 2002 and 2001, the Company's investment in Capstone had a fair value of $1,163,000 and $29,447,000, respectively, and an unrealized holding gain, net of tax, of $603,000 and $18,852,000, respectively. The Company has classified this investment as current, as it plans to monetize its investment as soon as practicable and use the proceeds to reduce outstanding debt.

At June 30, 2002 and 2001, all other securities owned by the Company are accounted for under the cost method. The Company's other investments in securities consist of common and preferred stock in non-public companies whose value is not readily determinable. Realized gains and losses on sales of these investments, as determined on a specific identification basis, are included in the consolidated statement of operations when incurred, and dividends are recognized as income when received. Various Southern Union executive management, Board of Directors and employees also have an equity ownership in certain of these investments.

The Company reviews its portfolio of investment securities on a quarterly basis to determine whether a decline in value is other than temporary. Factors that are considered in assessing whether a decline in value is other than temporary include, but are not limited to: earnings trends and asset quality; near term prospects and financial condition of the issuer, including the availability and terms of any additional financing requirements; financial condition and prospects of the issuer's region and industry, customers and markets and Southern Union's intent and ability to retain the investment. If Southern Union determines that the decline in value of an investment security is other than temporary, the Company will record a charge on its consolidated statement of operations to reduce the carrying value of the security to its estimated fair value.

In June 2002, Southern Union determined that the decline in value of its investment in PointServe was other than temporary. Accordingly, the Company recorded a non-cash charge of $10,380,000 to reduce the carrying value of this investment to its estimated fair value. The Company recognized this valuation adjustment to reflect significant lower private equity valuation metrics and changes in the business outlook of PointServe. PointServe


--------------------------------------------------------------------------------

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



is a closely held, privately owned company and, as such, has no published market value. The Company's remaining investment of $4,206,000 at June 30, 2002 may be subject to future market value risk. The Company will continue to monitor the value of its investment and periodically assess the impact, if any, on reported earnings in future periods.

                             X Stockholders' Equity

Stock Splits and Dividends On July 15, 2002, August 30, 2001, June 30, 2000 and August 6, 1999 Southern Union distributed its annual 5% common stock dividend to stockholders of record on July 1, 2002, August 16, 2001, June 19, 2000 and
July 23, 1999, respectively. A portion of each of the 5% stock dividends was characterized as a distribution of capital due to the level of the Company's retained earnings available for distribution as of the declaration date. Unless otherwise stated, all per share and share data included herein have been restated to give effect to the dividends.

Common Stock The Company maintains its 1992 Long-Term Stock Incentive Plan (1992
Plan) under which options to purchase 7,702,077 shares were provided to be granted to officers and key employees at prices not less than the fair market value on the date of grant, until July 1, 2002. The 1992 Plan allowed for the granting of stock appreciation rights, dividend equivalents, performance shares and restricted stock. The Company also had an incentive stock option plan (1982
Plan) that provided for the granting of 787,500 options, until December 31, 1991. Options granted under both the 1992 Plan and the 1982 Plan are exercisable for periods of ten years from the date of grant or such lesser period as may be designated for particular options, and become exercisable after a specified period of time from the date of grant in cumulative annual installments. Options typically vest 20% per year for five years but may be a lesser or greater period as designated for a particular option grant.

In connection with the acquisition of the Pennsylvania Operations, the Company adopted the Pennsylvania Division 1992 Stock Option Plan (Pennsylvania
Option Plan) and the Pennsylvania Division Stock Incentive Plan
(Pennsylvania Incentive Plan). Under the terms of the Pennsylvania Option Plan, a total of 416,747 shares were provided to be granted to eligible employees. Stock options awarded under the Pennsylvania Option Plan may be either Incentive Stock Options or Nonqualified Stock Options. Upon acquisition, individuals not electing a cash payment equal to the difference at the date of acquisition between the option price and the market price of the shares as to which such option related, were converted to Southern Union options using a conversion rate that maintained the same aggregate value and the aggregate spread of the pre-acquisition options. No additional options will be granted under the Pennsylvania Option Plan. Under the terms of the Pennsylvania Incentive Plan, a total of 200,120 shares were provided to be granted to eligible employees, officers and directors. Awards under the Pennsylvania Incentive Plan may take the form of stock options, restricted stock, and other awards where the value of the award is based upon the performance of the Company's stock. Upon acquisition, individuals not electing a cash payment equal to the difference at the date of acquisition between the option price and the market price of the shares as to which such option related, were converted to Southern Union options using a conversion rate that maintained the same aggregate value and the aggregate spread of the pre-acquisition options. During 2000, 13,892 options were granted to a Director of the Company at an exercise price of $15.63. These options granted vest 20% per year for five years. No additional options will be granted under the Pennsylvania Incentive Plan.

The Company accounts for its incentive plans under the Accounting Principles Board opinion, Accounting for Stock Issued to Employees and related authoritative interpretations. The Company recorded no compensation expense for 2002, 2001 and 2000. During 1997, the Company adopted the FASB standard, Accounting for Stock-Based Compensation, for footnote disclosure purposes only. Had compensation cost for these incentive plans been determined consistent with this standard, the Company's net income and diluted earnings per share would have been $17,894,000 and $.32 respectively, in 2002, $55,043,000 and $.95, respectively, in 2001 and $8,190,000 and $.16, respectively, in 2000. Because this standard has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.


--------------------------------------------------------------------------------

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2002, 2001 and 2000, respectively: dividend yield of nil for all three years; volatility of 33.5% in 2002 and 27.5% for 2001 and 2000; risk-free interest rate of 3.75% in 2002, 5% in 2001 and 6% in 2000; and expected life outstanding of 7 years for 2002, 5.5 years for 2001 and 7.2 years for 2000.

                                           1992 Plan              1982 Plan
                                     ---------------------   -------------------
                                                Weighted                Weighted
                                     Shares      Average      Shares     Average
                                     Under      Exercise      Under     Exercise
                                     Option      Price        Option      Price
                                   ---------    --------    ---------   --------

Outstanding July 1, 1999........   2,813,846    $   9.46      373,928   $   2.66
  Granted  .....................   1,131,957       15.65         --         --
  Exercised.....................    (129,693)       6.27     (238,559)      2.68
  Canceled .....................     (33,406)      14.72         --         --
                                   ---------                ---------
Outstanding June 30, 2000.......   3,782,704       11.37      135,369       2.63
  Granted.......................     844,119       16.96         --         --
  Exercised.....................     (90,203)       8.44     (135,369)      2.63
  Canceled .....................     (40,145)      14.83         --         --
                                   ---------                ---------
Outstanding June 30, 2001.......   4,496,475       12.45         --         --
                                   ---------                =========
  Granted  .....................      21,001       16.90
  Exercised.....................    (925,637)      10.53
  Canceled .....................    (146,518)      15.78
                                   ---------
Outstanding June 30, 2002.......   3,445,321       12.85
                                   =========


The following table summarizes information about stock options outstanding under the 1992 Plan at June 30, 2002:

                Options Outstanding                         Options Exercisable
------------------------------------------------------     ---------------------
                                 Weighted
                                  Average     Weighted                  Weighted
                                 Remaining     Average                   Average
   Range of        Number of    Contractual   Exercise     Number of    Exercise
Exercise Prices     Options        Life         Price       Options       Price
---------------   -----------   -----------   --------     ----------   --------

$ 0.00 - $ 3.56      317,101      .3 years     $  3.31        317,101    $  3.31
  3.57 -   7.12      281,749     1.8 years        5.96        281,749       5.96
  7.13 -   8.90      233,966     3.4 years        7.45        180,095       7.46
  8.91 -  12.47      363,355     4.9 years       11.29        362,550      11.28
 12.48 -  16.02    1,415,573     6.9 years       15.23        714,598      15.02
 16.03 -  17.81      833,577     8.3 years       16.96         89,659      16.96
                  ----------                               ----------
                   3,445,321                                1,945,752
                  ==========                               ==========


--------------------------------------------------------------------------------

                   SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The shares exercisable under the various plans and corresponding weighted average exercise price for the past three years are as follows:

                                                     Pennsylvania   Pennsylvania
                                  1992       1982       Option       Incentive
                                  Plan       Plan        Plan           Plan
                               ----------  --------  -------------  ------------
Shares exercisable at:
  June 30, 2002............     1,945,752      --       416,747       191,784
  June 30, 2001............     2,286,834      --       416,747       189,004
  June 30, 2000............     1,815,402   135,369     416,747       186,227

Weighted average exercise
  price at:
    June 30, 2002..........      $  10.49   $  --       $ 10.04       $ 11.63
    June 30, 2001..........          9.44      --         10.04         11.57
    June 30, 2000..........          8.17      2.63       10.04         11.49

The weighted average remaining contractual life of options outstanding under the Pennsylvania Option Plan and the Pennsylvania Incentive Plan at June 30,
2002 was 4 and 5.9 years, respectively. There were 2,726,053 shares available for future option grants under the 1992 Plan at June 30, 2002. No shares were available for future option grants under the 1982 Plan at June 30, 2002.

On February 10, 1994, Southern Union granted a warrant which expires on February 10, 2004, to purchase up to 116,348 shares of Common Stock at an exercise price of $5.96 to the Company's outside legal counsel.

Retained Earnings Under the most restrictive provisions in effect, as a result of the sale of Senior Notes, Southern Union will not declare or pay any cash or asset dividends on common stock (other than dividends and distributions payable solely in shares of its common stock or in rights to acquire its common stock) or acquire or retire any shares of Southern Union's common stock, unless no event of default exists and the Company meets certain financial ratio requirements. In addition, Southern Union's charter relating to the issuance of preferred stock limits the payment of cash or asset dividends on capital stock. Currently, the Company is in compliance with the restrictive provisions in the indenture governing the Senior Notes.

                XI Derivative Instruments and Hedging Activities

Cash Flow Hedges During fiscal year 2002, the Company was party to three interest rate swaps that were created to manage exposure against volatility in interest payments on variable rate debt and which qualify for hedge accounting. As of June 30, 2002, $954,000 in after-tax comprehensive income generated through the expiration of two of these swaps was partially offset by the fair value of the Company's remaining obligation under one swap which resulted in $150,000 of unrealized losses, net of tax. For the fiscal year ended June 30, 2002, the Company recorded net settlement payments of $1,408,000 on these swaps through interest expense. Hedge ineffectiveness, which is recorded in interest expense, was immaterial for fiscal 2002. No component of the swaps' gain or loss was excluded from the assessment of hedge effectiveness.

As of June 30, 2002 and 2001, the Company's derivative liabilities that are designated and qualify as cash flow hedges have a fair value of $519,000 and $2,009,000, respectively, and are offset by matching adjustments to other comprehensive income. The derivative liabilities are classified as other current liabilities in the Consolidated Balance Sheet. As of June 30, 2002, the Company expects to reclassify as interest expense $291,000 in derivative losses, net of taxes, from accumulated other comprehensive income as the settlement of swap payments occur over the next twelve months. The maximum length of time over which the Company is hedging its exposure to the payment of variable interest rates is 17 months.


--------------------------------------------------------------------------------

                   SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Fair Value Hedges During fiscal year 2001, the Company was party to an interest rate swap designed to reduce exposure to changes in the fair value of a fixed rate lease commitment. This interest rate swap, designated as a fair value hedge, was terminated in October 2000 resulting in a pre-tax gain of $182,000.

Trading and Non-Hedging Activities Beginning in May 2001, the Company acquired natural gas commodity swap derivatives and collar transactions in order to mitigate price volatility of natural gas passed through to utility customers. The cost of the derivative products and the settlement of the respective obligations are recorded through the gas purchase adjustment clause as authorized by the applicable regulatory authority and therefore do not impact earnings. The fair value of the contracts are recorded as an adjustment to a regulatory asset/liability in the consolidated financial statements. As of June 30, 2002, the Company owned contracts representing 699,375 MMBtu of natural gas at an average strike price of $3.97 per MMBtu. The fair value of the contracts, which expire at various times through May 2003, are included in the consolidated financial statements as an asset and a matching adjustment to deferred cost of gas of $100,000 at June 30, 2002, and as a liability and a matching adjustment to deferred cost of gas of $1,701,000 at June 30, 2001.

In March 2001, the Company discovered unauthorized financial derivative energy trading activity by a non-regulated, wholly-owned subsidiary. All unauthorized trading activity was subsequently closed in March and April of 2001 resulting in a cumulative cash expense of $191,000, net of taxes, and deferred income of $7,921,000 at June 30, 2001. For the fiscal year ended
June 30, 2002, the Company recorded $6,204,000 through other income relating to the expiration of contracts resulting from this trading activity. The majority of the remaining deferred liability of $1,717,000 at June 30, 2002 related to these derivative instruments will be recognized as income in the Consolidated Statement of Operations over the next three years based on the related contracts.

The Company was also previously committed under two gas derivative contracts related to certain non-regulated operations acquired in conjunction with the acquisition of the Pennsylvania Operations in November 1999. These two contracts were not designated as hedges and therefore did not qualify to receive hedge accounting treatment. During the quarter ended December 31, 2000, the Company recorded the expiration of these contracts as a pre-tax loss of $526,000 through other income. This loss was offset by a pre-tax gain of $494,000 recorded through cost of gas arising from the monthly settlement of the two derivative contracts that expired in November 2000.

                  XII Preferred Securities of Subsidiary Trust

On May 17, 1995, Southern Union Financing I (Subsidiary Trust), a consolidated wholly-owned subsidiary of Southern Union, issued $100,000,000 of 9.48%
Trust Originated Preferred Securities (Preferred Securities). In connection with the Subsidiary Trust's issuance of the Preferred Securities and the related purchase by Southern Union of all of the Subsidiary Trust's common securities (Common Securities), Southern Union issued to the Subsidiary
Trust $103,092,800 principal amount of its 9.48% Subordinated Deferrable Interest Notes, due 2025 (Subordinated Notes). The sole assets of the Subsidiary Trust are the Subordinated Notes. The interest and other payment dates on the Subordinated Notes correspond to the distribution and other payment dates on the Preferred Securities and the Common Securities. Under certain circumstances, the Subordinated Notes may be distributed to holders of the Preferred Securities and holders of the Common Securities in liquidation of the Subsidiary Trust. The Subordinated Notes were redeemable at the option of the Company on or after May 17, 2000, at a redemption price of $25 per Subordinated Note plus accrued and unpaid interest. The Preferred Securities and the Common Securities will be redeemed on a pro rata basis to the same extent as the Subordinated Notes are repaid, at $25 per Preferred Security and Common Security plus accumulated and unpaid distributions. Southern Union's obligations under the Subordinated Notes and related agreements, taken together, constitute a full and unconditional guarantee by Southern Union of payments due on the Preferred Securities. As of June 30, 2002, the quoted market price per Preferred Security was $25.00. As of June 30, 2002 and 2001, 4,000,000 shares of Preferred Securities were outstanding.


--------------------------------------------------------------------------------

                   SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                           XIII Debt and Capital Lease

                                                                 June 30,
                                                          ----------------------
                                                             2002        2001
                                                          ----------  ----------

7.60% Senior Notes due 2024..........................     $  362,515  $  364,515
8.25% Senior Notes due 2029..........................        300,000     300,000
Term Note, due 2005..................................        350,000     485,000
8.375% First Mortgage Bonds, due 2002................         30,000      30,000
5.62% First Mortgage Bonds, due 2003.................          3,082       4,800
10.25% First Mortgage Bonds, due 2008................          1,909       2,182
6.82% First Mortgage Bonds, due 2018.................         14,464      15,000
9.34% First Mortgage Bonds, due 2019.................         15,000      15,000
9.63% First Mortgage Bonds, due 2020.................         10,000      10,000
9.44% First Mortgage Bonds, due 2020.................          6,500       6,500
8.09% First Mortgage Bonds, due 2022.................         12,500      12,500
8.46% First Mortgage Bonds, due 2022.................         12,500      12,500
7.50% First Mortgage Bonds, due 2025.................         15,000      15,000
7.99% First Mortgage Bonds, due 2026.................          7,000       7,000
7.24% First Mortgage Bonds, due 2027.................          6,000       6,000
6.50% First Mortgage Bonds, due 2029.................         13,933      14,333
7.70% Debentures, due 2022...........................          6,776       6,806
Capital lease and other, due 2003 to 2007............         23,234      28,408
                                                          ----------  ----------
Total debt and capital lease.........................      1,190,413   1,335,544
  Less current portion...............................        108,203       5,913
                                                          ----------  ----------
Total long-term debt and capital lease...............     $1,082,210  $1,329,631
                                                          ==========  ==========

The maturities of long-term debt and capital lease payments for each of the next five years ending June 30 are: 2003 -- $108,203,000; 2004 -- $62,361,000;
2005 -- $61,264,000; 2006 -- $177,283,000; 2007 -- $1,820,000 and thereafter
$779,482,000.

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

The 8.25% Notes and the 7.60% Senior Notes traded at $1,007 and $951 (per $1,000 note), respectively on June 30, 2002, as quoted by a major brokerage firm.
The carrying amount of long-term debt at June 30, 2002 and 2001 was $1,190,413,000 and $1,335,544,000, respectively. The fair value of long-term debt at June 30, 2002 and 2001 was $1,174,647,000 and $1,317,667,000,
respectively.

Term Note On August 28, 2000 the Company entered into the Term Note to fund (i) the cash portion of the consideration to be paid to the Fall River Gas' stockholders; (ii) the all cash consideration to be paid to the ProvEnergy and Valley Resources stockholders, (iii) repayment of approximately $50,000,000 of long- and short-term debt assumed in the mergers, and (iv) all related acquisition costs. As of June 30, 2002, a balance of $350,000,000 was outstanding under this Term Note. The Term Note, which initially expired on August 27, 2001, was extended through August 26, 2002 for a fee. On July 16, 2002, the Company repaid the Term Note with the proceeds from the issuance of a $311,087,000 Term Note dated July 15, 2002 (the "2002 Term Note") and


--------------------------------------------------------------------------------

                   SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



borrowings under the Company's lines of credit. The 2002 Term Note requires semi-annual principal repayments on February 15th and August 15th of each year, with payments of $25,000,000 each being due February 15, 2003, August 15, 2003, February 15, 2004, and August 15, 2004 and payments of $35,000,000 each being due February 15, 2005 and August 15, 2005. The remaining principal amount of $141,087,000 is due August 26, 2005. No additional draws can be made on the Term Note.

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

Capital Lease The Company completed the installation of an Automated Meter Reading (AMR) system at Missouri Gas Energy during the first quarter of fiscal year 1999. The installation of the AMR system involved an investment of approximately $30,000,000 which is accounted for as a capital lease obligation. As of June 30, 2002, the capital lease obligation outstanding was $21,177,000 with a fixed rate of 5.79%. This system has significantly improved meter reading accuracy and timeliness and provided electronic accessibility to meters in residential customers' basements, thereby assisting in the reduction of the number of estimated bills. Depreciation on the AMR system is provided at an average straight-line rate of approximately 5% per annum of the cost of such property.

Credit Facilities On June 10, 2002, the Company entered into an amended short-term credit facility in the amount of $150,000,000 (the "Short-Term Facility"), that matures on June 9, 2003. Also on June 10, 2002, the Company amended the terms and conditions of its $225,000,000 long-term credit facility (the "Long-Term Facility"), which expires on May 29, 2004. The Company has additional availability under uncommitted line of credit facilities (Uncommitted Facilities) with various banks. Borrowings under the facilities are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. The Short-Term Facility and the Long-Term Facility (together, the "Facilities") are subject to a commitment fee based on the rating of the Senior Notes. As of June 30, 2002, the commitment fees were an annualized 0.14% on the Facilities. The interest rate on borrowings on the Facilities is calculated based upon a formula using the LIBOR or prime interest rates. The average interest rate under the Facilities was 3.2% for the year ended June 30, 2002 and 6.4% for the year ended June 30, 2001. A $131,800,000 and $190,600,000 balance was outstanding under the Facilities at June 30, 2002 and 2001, respectively. A balance of $227,500,000 was outstanding under the Facilities at August 31, 2002.

                              XIV Employee Benefits

Pension and Other Post-Retirement Benefits The Company adopted in 1999, Employers Disclosures About Pensions and Other Post-Retirement Benefits, a FASB standard which changed the Company's reporting requirements for its pension and post-retirement benefit plans.

The Company maintains nine trusteed non-contributory defined benefit retirement plans (Plans) which cover substantially all employees. The Company funds the Plans' cost in accordance with federal regulations, not to exceed the amounts deductible for income tax purposes. The Plans' assets are invested in cash, government securities, corporate bonds and stock, and various funds. The Company also has two supplemental non-contributory retirement plans for certain executive employees and other post-retirement benefit plans for its employees.

Post-retirement medical and other benefit liabilities are accrued on an actuarial basis during the years an employee provides services. The following table represents a reconciliation of the Company's retirement and other post-retirement benefit plans at June 30, 2002 and 2001.


--------------------------------------------------------------------------------

                   SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                             2002        2001
                                                          ----------  ----------
Change in Benefit Obligation
  Benefit obligation at beginning of year...........      $ 420,906   $ 247,103
  Acquisitions......................................           --       150,764
  Service cost......................................          7,011       4,680
  Interest cost.....................................         31,467      25,479
  Benefits paid.....................................        (35,704)    (27,387)
  Actuarial loss....................................          6,207      18,847
  Plan amendments...................................         (1,340)      2,325
  Curtailments......................................          1,495        --
  Special termination benefits......................         11,546        --
  Settlement recognition............................            (11)       (905)
                                                          ---------   ---------
  Benefit obligation at end of year.................      $ 441,577   $ 420,906
                                                          =========   =========

Change in Plan Assets
  Fair value of plan assets at beginning of year....      $ 365,604   $ 224,424
  Acquisitions......................................           --       172,019
  Return on plan assets.............................          1,597     (16,362)
  Employer contributions............................          9,180      12,910
  Benefits paid.....................................        (35,704)    (27,387)
                                                          ---------   ---------
  Fair value of plan assets at end of year..........      $ 340,677   $ 365,604
                                                          =========   =========

Funded Status
  Funded status at end of year......................      $(100,900)  $ (55,302)
  Unrecognized transition obligation................          2,348       2,511
  Unrecognized net actuarial loss...................         70,951      33,054
  Unrecognized prior service cost...................          6,771      17,730
                                                          ---------   ---------
  Accrued benefit cost..............................      $ (20,830)  $  (2,007)
                                                          =========   =========

Amounts Recognized in the Consolidated Balance Sheet
  Prepaid benefit cost..............................      $  38,574   $  57,145
  Accrued benefit liability.........................        (85,946)    (76,330)
  Intangible asset..................................          2,920      12,854
  Accumulated other comprehensive loss..............         23,622       4,324
                                                          ---------   ---------
  Net liability recognized..........................      $ (20,830)  $  (2,007)
                                                          =========   =========

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets as of June 30, 2002 were $238,322,000, $221,904,000, and $183,007,000, respectively, and for those same plans were $83,773,000, $81,103,000, and $53,745,000 as of June 30, 2001.

The accumulated post-retirement benefit obligation and fair value of plan assets for post-retirement benefit plans with accumulated post-retirement benefit obligations in excess of fair value of plan assets as of June 30, 2002 were $82,576,000 and $24,163,000 respectively, and for those same plans were $74,250,000 and $22,058,000 respectively as of June 30, 2001.

An additional minimum pension liability of $10,201,000 was recorded as of June 30, 2002, as a result of the combination of decreases in the fair value of plan assets due to volatility in the stock markets and increases in liabilities due to early retirement programs.


--------------------------------------------------------------------------------

                   SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The weighted-average assumptions used for the year ended June 30, 2002, 2001 and 2000 were:

                                                      2002      2001      2000
                                                    --------  --------  --------

Discount rate
  Beginning of year.............................      7.50%     8.00%    7.00%
  End of year...................................      7.50%     7.50%    8.00%
Expected return on assets - tax exempt accounts.      9.00%     9.00%    8.00%
Expected return on assets - taxable accounts....      5.50%     5.40%    5.25%
Rate of compensation increase (average).........      4.90%     5.00%    5.62%
Health care cost trend rate.....................     12.00%    12.00%    9.00%

Net periodic benefit cost for the year ended June 30, 2002, 2001 and 2000 includes the following components:

                                                      2002      2001      2000
                                                    --------  --------  --------

Service cost....................................    $  7,011  $  4,680  $ 2,251
Interest cost...................................      31,467    25,484   16,265
Expected return on plan assets..................     (30,838)  (26,954) (14,554)
Amortization of transition amount...............         163       127      127
Amortization of prior service cost..............         914     1,675      948
Recognized actuarial gain.......................        (400)   (3,539)  (2,704)
Curtailment.....................................      10,105      --       --
Special termination benefits....................      11,546      --       --
Settlement recognition..........................         340      (178)    --
                                                    --------  --------  -------
Net periodic pension cost.......................    $ 30,308  $  1,295  $ 2,333
                                                    ========  ========  =======

Curtailment and special termination benefit charges were recognized during 2002 in connection with the Company's corporate reorganization and restructuring initiatives (see Corporate Restructuring). The Company has deferred, as a regulatory asset, certain of these charges that have historically been recoverable in rates.

The assumed rate of compensation increase of 4.90% (average) used in measuring the accumulated post-retirement benefit obligation during 2002 consisted of a rate of 5.0% for the plans of Missouri Gas Energy, PG Energy and ProvEnergy, and rates of 4.22%, 5.50% and 4.25%, respectively, for the plans of Southern Union Gas, Valley Resources, and Fall River Gas.

The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 12.00% during 2002. This rate was assumed to decrease gradually each year to a rate of 6.0% for 2006 and remain at that level thereafter.

Amortization of unrecognized actuarial gains and losses for Missouri Gas Energy plans were recognized using a rolling five year average gain or loss position with a five year amortization period pursuant to a stipulation agreement with the MPSC. The Company has deferred, as a regulatory asset, the difference in amortization of unrecognized actuarial losses recognized under such method and that amount determined and reported as net periodic pension cost in accordance with the applicable FASB standards.

Effect of assumed health care trend rate changes on health care plans:

                                               One Percentage     One Percentage
                                               Point Increase     Point Decrease
                                               in Health Care     in Health Care
                                                 Trend Rate         Trend Rate
                                               --------------     --------------

Effect on total service and interest cost
  components...............................      $  325               $  (262)
Effect on post-retirement benefit
  obligation...............................       2,969                (2,407)


--------------------------------------------------------------------------------

                  SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The Company's nine qualified defined benefit retirement Plans cover: (i) those Company employees who are not employed by Missouri Gas Energy or the Pennsylvania Operations; (ii) those employees who are employed by Missouri Gas Energy; (iii) those employees who are employed by the Pennsylvania Operations;
(iv) union employees of ProvEnergy; (v) non-union employees of ProvEnergy; (vi) union employees of Valley Resources; (vii) non-union employees of Valley Resources; (viii) union employees of Fall River Gas; and (ix) non-union employees of Fall River Gas. On December 31, 1998, the Plans covering (i) and
(ii) above, exclusive of Missouri Gas Energy's union employees, were converted from the traditional defined benefit Plans with benefits based on years of service and final average compensation to cash balance defined benefit plans in which an account is maintained for each employee.

The initial value of the account was determined as the actuarial present value (as defined in the Plans) of the benefit accrued at transition (December 31, 1998) under the pre-existing traditional defined benefit plan. Future contribution credits to the accounts are based on a percentage of future compensation, which varies by individual. Interest credits to the accounts are based on 30-year Treasury Securities rates.

Defined Contribution Plan The Company provides a Savings Plan available to all employees. For Texas, Missouri Gas Energy non-union and corporate employees, the Company contributes 50% and 75% of the first 5% and second 5%, respectively, of the participant's compensation paid into the Savings Plan. For Missouri Gas Energy union employees, the Company contributes 50% of the first 7% of the participant's compensation paid into the Savings Plan. In Pennsylvania, the Company contributes 50% of the first 4% of the participant's compensation paid into the Savings Plan. For New England Gas Company's Fall River operations, the Company contributes 100% of the first 4% of non-union employee compensation paid into the Savings Plan and 100% of the first 3% of union employee compensation paid into the Savings Plan. For New England Gas Company's Providence operations, the Company contributes 50% of the first 10% of the participant's compensation paid into the Savings Plan. For New England Gas Company's Cumberland operations (formerly Valley Resources), the Company contributes 50% of the first 4% of the participant's compensation paid into the Savings Plan. Company contributions are 100% vested after five years of continuous service for all plans other than Missouri Gas Energy union and New England Gas Company's Cumberland operations, which are 100% vested after six years of continuous service. Company contributions to the plan during 2002, 2001 and 2000 were $3,638,000, $3,696,000 and $2,034,000, respectively.

Effective January 1, 1999 the Company amended its defined contribution plan to provide contributions for certain employees who were employed as of December 31, 1998. These contributions were designed to replace certain benefits previously provided under defined benefit plans. Employer contributions to these separate accounts, referred to as Retirement Power Accounts, within the defined contribution plan were determined based on the employee's age plus years of service plus accumulated sick leave as of December 31, 1998. The contribution amounts are determined as a percentage of compensation and range from 3.5% to 8.5%. Company contributions to Retirement Power Accounts during 2002, 2001 and 2000 were $1,897,000, $2,029,000 and $2,281,000, respectively.

Corporate Restructuring In August 2001, the Company implemented a corporate reorganization and restructuring which was initially announced in July 2001 as part of a Cash Flow Improvement Plan designed to increase annualized pre-tax cash flow from operations by at least $50 million by the end of fiscal year 2002. Actions taken included (i) the offering of voluntary Early Retirement Programs ("ERPs") in certain of its operating divisions and (ii) a limited reduction in force ("RIF") within its corporate offices. ERPs, providing for increased benefits for those electing retirement, were offered to approximately 400 eligible employees across the Company's operating divisions, with approximately 60% of such eligible employees accepting. The RIF was limited solely to certain corporate employees in the Company's Austin and Kansas City offices where forty-eight employees were offered severance packages. As a result of actions associated with the business reorganization and restructuring, the Company expects an annual cost savings in a range of $30 million to $35 million.


--------------------------------------------------------------------------------

                  SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



In connection with the corporate reorganization and restructuring efforts, the Company recorded a one-time charge of $32,706,000 during the quarter ended September 30, 2001. This charge was reduced by $1,394,000 during the quarter ended June 30, 2002, as a result of the Company's ability to negotiate more favorable terms on certain of its restructuring liabilities. The charge included: $17.7 million of voluntary and accepted ERP's, primarily through enhanced benefit plan obligations, and other employee benefit plan obligations; $7.6 million of RIF within the corporate offices and related employee separation benefits; and $6.0 million connected with various business realignment and restructuring initiatives. All restructuring actions have been completed as of June 30, 2002.

During the year ended June 30, 2002, the Company paid approximately $5.8 million and $3.2 million in employee separation and other restructuring costs, respectively. The balance sheet carries a remaining liability of approximately $4.6 million for various long-term leases as of June 30, 2002.

Common Stock Held in Trust From time to time, the Company purchases outstanding shares of common stock of Southern Union to fund certain Company employee stock-based compensation plans. At June 30, 2002 and 2001, 989,143 and 933,191 shares, respectively, of common stock were held by various rabbi trusts for certain of those Company's benefit plans. Effective March 22, 2001, the Company amended a benefit plan holding common stock in a rabbi trust eliminating the non-cash income and expense volatility associated with the accounting treatment for such plan. During 2002 and 2001 certain employees deferred receipt of Company shares for stock options exercised. At June 30, 2002, 149,678 shares were held in a rabbi trust for these employees.

                               XV Taxes on Income

                                                     Year Ended June 30,
                                              ----------------------------------
                                                 2002        2001        2000
                                              ----------  ----------  ----------

Current:
  Federal..............................       $  (11,484) $   11,818  $   6,640
  State................................           (1,805)        404        345
                                              ----------  ----------  ---------
                                                 (13,289)     12,222      6,985
                                              ----------  ----------  ---------
Deferred:
  Federal..............................           27,149      27,026      1,857
  State................................            1,248         752        747
                                              ----------  ----------  ---------
                                                  28,397      27,778      2,604
                                              ----------  ----------  ---------
Total provision........................       $   15,108  $   40,000  $   9,589
                                              ==========  ==========  =========

Deferred credits and other liabilities also include $6,663,000 and $7,307,000 of unamortized deferred investment tax credit as of June 30, 2002 and 2001.


--------------------------------------------------------------------------------

                   SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

                                                                June 30,
                                                          ----------------------
                                                             2002        2001
                                                          ----------  ----------

Deferred tax assets:
  Estimated alternative minimum tax credit............    $   3,764   $  12,606
  Insurance accruals..................................        1,995         663
  Bad debt reserves...................................        4,229       5,045
  Post-retirement benefits............................        1,506       6,941
  Restructuring charges...............................        8,287        --
  Other...............................................       17,454      19,412
                                                          ---------   ---------
    Total deferred tax assets.........................       37,235      44,667
                                                          ---------   ---------
Deferred tax liabilities:
  Property, plant and equipment.......................     (178,089)   (183,361)
  Unamortized debt expense............................       (5,489)     (4,906)
  Regulatory liability................................      (14,746)     (9,006)
  Unrealized holding gain on securities...............         (325)     (5,638)
  Other...............................................      (51,009)    (40,002)
                                                          ---------   ---------
    Total deferred tax liabilities....................     (249,658)   (242,913)
                                                          ---------   ---------
Net deferred tax liability............................     (212,423)   (198,246)
Less current tax assets...............................        4,229       5,045
                                                          ---------   ---------
Accumulated deferred income taxes.....................    $(216,652)  $(203,291)
                                                          =========   =========

The Company accounts for income taxes utilizing the liability method which bases the amounts of current and future tax assets and liabilities on events recognized in the financial statements and on income tax laws and rates existing at the time the temporary differences are expected to reverse.

                                                      Year Ended June 30,
                                                    ----------------------------
                                                      2002      2001      2000
                                                    --------  --------  --------

Computed statutory tax expense at 35%...........    $ 12,156  $ 33,839  $ 6,802
Changes in taxes resulting from:
  State income taxes, net of federal income
    tax benefit.................................       1,454       751      710
  Amortization/write-down of goodwill...........       3,793     5,277    2,311
  Internal Revenue Service audit settlement.....      (1,570)     --       --
  Investment Tax Credit amortization............        (644)     --       --
  Other.........................................         (81)      133     (234)
                                                    --------  --------  -------
Actual tax expense..............................    $ 15,108  $ 40,000  $ 9,589
                                                    ========  ========  =======

                        XVI Utility Regulation and Rates

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

Rhode Island On May 24, 2002, the Rhode Island Public Utilities Commission (RIPUC) approved a settlement agreement between the New England Gas Company and the RIPUC. The settlement agreement resulted in a $3,900,000 decrease in base revenues for New England Gas Company's Rhode Island operations, a unified rate structure ("One State; One Rate") and an integration/merger savings mechanism. The settlement agreement also allows New England Gas Company to retain $2,049,000 of merger savings and to share incremental earnings with customers when the division's Rhode Island operations return on equity exceeds 11.25%. Included in the settlement agreement was a conversion to therm billing and the approval of a reconciling Distribution Adjustment Clause (DAC). The DAC allows New England Gas Company to continue its low income assistance and weatherization programs, to recover environmental response costs over a 10-year period, puts into place a new weather normalization clause and allows for the sharing of nonfirm margins (non-firm margin is margin earned from interruptible customers with the ability to switch to alternative fuels). The weather normalization clause is designed to mitigate the impact of weather volatility on customer billings, which will assist customers in paying bills and stabilize the revenue stream. New England Gas Company will defer the margin impact of weather that is greater than 2% colder-than-normal and will recover the margin impact of weather that is greater than 2% warmer-than-normal. The non-firm margin incentive mechanism allows New England Gas Company to retain 25% of all non-firm margins earned in excess of $1,600,000.

Pursuant to the RIPUC's Written Order issued April 30, 2001, Providence Gas' Price Stabilization Plan was extended through June 2002. The related settlement agreement provided for additional gas distribution margin of $12,030,000 over the 21-month period, October 2000 through June 2002, or approximately $6,240,000 for the twelve months ended September 2001. The settlement agreement also contained a weather mitigation clause and a non-firm margin incentive mechanism. The weather mitigation clause allowed Providence Gas to defer the margin impact of weather that was greater than 2% colder-than-normal and to recover the margin impact of weather that was greater than 3% warmer-than-normal by making the corresponding adjustment to the deferred revenue account (DRA). The non-firm margin incentive mechanism allowed Providence Gas to retain 25% of all non-firm margins earned in excess of $1,200,000. Under the settlement agreement, Providence Gas was able earn up to 10.7%, but not less than 7.0%, using the average return on equity for the two 12-month periods of October 2000 through September 2001 and July 2001 through June 2002.

Effective October 1, 2000, the RIPUC approved a settlement agreement between Providence Gas, the RIPUC, the Energy Council of Rhode Island, and The George Wiley Center. The settlement agreement recognized the need for an increase in distribution system revenues of $4,500,000, recovered through an adjustment to the throughput portion of the gas charge, and provided for a 21-month base rate freeze.

Pennsylvania In December 2000, the Pennsylvania Public Utility Commission approved a settlement agreement that provided for a rate increase designed to produce $10,800,000 of additional annual revenue. The new rates became effective on January 1, 2001.

El Paso, Texas Effective September 2002, Southern Union Gas received a $2,000,000 revenue increase for the El Paso service area, and a rate design that continues to increase the proportion of the Company's revenue stream collected through the monthly customer charge.

In February 2000, the City of El Paso approved a $650,000 revenue increase, and an improved rate design that collects a greater portion of the Company's revenue stream from the monthly customer charge. Additionally, the City of El Paso approved a new 30-year franchise for Southern Union Gas.


--------------------------------------------------------------------------------

                   SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Galveston, Texas Effective July 1, 2002, Southern Union Gas received approval of a $323,000 revenue increase for the Galveston service area, along with continuation of weather normalization and annual cost of service adjustment clauses.

North Texas Southern Union Gas received annual rate increases in Jacksboro, Weatherford and Mineral Wells, Texas in May 2000, September 2000 and May 2001, respectively, totaling $600,000, that collect a greater portion of the Company's revenue stream from the monthly customers' charge. In addition, weather normalization clauses were implemented in Weatherford and Mineral Wells.

                                   XVII Leases

The Company leases certain facilities, equipment and office space under cancelable and noncancelable operating leases. The minimum annual rentals under operating leases for the next five years ending June 30 are as follows: 2003-- $7,379,000; 2004-- $6,514,000; 2005-- $5,491,000; 2006--
$4,816,000; 2007-- $4,647,000 and thereafter $19,708,000. Rental expense was
$9,148,000, $10,353,000 and $10,384,000 for the years ended June 30, 2002,
2001 and 2000, respectively.

                       XVIII Commitments and Contingencies

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

Kansas City, Missouri MGP Sites In a letter dated May 10, 1999, the Missouri Department of Natural Resources ("MDNR") sent notice of a planned Site Inspection/Removal Site Evaluation of the Kansas City Coal Gas Former Manufactured Gas Plant ("MGP") site. This site (comprised of two adjacent MGP operations previously owned by two separate companies and hereafter referred to as Station A and Station B) is located at East 1st Street and Campbell in Kansas City, Missouri and is owned by Missouri Gas Energy ("MGE"). During July 1999, the Company sent applications to MDNR submitting the two sites to the agency's Voluntary Cleanup Program ("VCP"). The sites were accepted into the VCP, and MGE subsequently performed environmental assessments of Stations A and B and submitted the results of these assessments to MDNR. On September 6, 2002, MGE submitted a work plan for the remediation of Station A to MDNR. Following the approval of the Station A work plan by MDNR, the Company will select a qualified contractor in a competitive bidding process. The Company anticipates beginning remediation of Station A in the first calendar quarter of 2003.

In August 2001, MGE received a demand from the Port Authority for MGE to assume responsibility for remediation of soil and groundwater at property owned by the Port Authority adjacent to MGE's Stations A and B. The Port Authority intends to develop its property adjacent to MGE as a commercial and residential area (the "Riverfront Redevelopment Site"), and seeks to have MGE and other parties who may be responsible remediate


--------------------------------------------------------------------------------

                   SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



contamination on the Port Authority property allegedly resulting from the historic manufactured gas plant operations. Honeywell International Inc. has also been identified as a potentially responsible party, as the alleged successor to a tar manufacturing operation formerly located on a portion of the Port Authority property known as the Riverfront Development. MGE and other parties owning property in the area have performed assessments in 2001 and early 2002 of their own and of the alleged contaminated portions of the Port Authority property.

In a letter dated July 24, 2002, the Port Authority demanded that the Company assume full financial responsibility for the design and implementation of a remedial action plan on the Riverfront Redevelopment Site allowing the Port Authority to obtain an "unrestricted" clearance for redevelopment of the site. The Port Authority provided MGE with several proposed remedial options and preliminary cost estimates for those options. The worst-case and most expensive proposed remedial option is currently estimated by the Port Authority to cost $48.9 million. MGE currently disputes the Port Authority's estimates and proposals, and believes that the cost of remediation of the Port Authority property could be significantly lower, pending further investigation, analysis and determination of appropriate soil and groundwater remedial standards. Accordingly, the Company sent the Port Authority a letter dated August 27, 2002, containing an alternative proposal for the remediation of a portion of the Port Authority's property. MGE's own estimate of the cost to perform its alternative proposal and obtain a "no further action" letter from MDNR for the portion of the Riverfront Redevelopment Site for which it is potentially responsible is $4 million. MGE continues to work with the Port Authority and MDNR toward resolution of the appropriate scope of investigation and remediation at the Riverfront Redevelopment Site.

Providence, Rhode Island Sites During 1995, Providence Gas began an environmental evaluation at its primary gas distribution facility located at 642 Allens Avenue in Providence, Rhode Island. Environmental studies and a subsequent remediation work plan were completed at an approximate cost of $4.5 million. Providence Gas also began a soil remediation project on a portion of the site in July 1999. As of June 30, 2001, approximately $8.9 million had been expended on soil remediation under the remediation work plan. Based on the results of the environmental investigation and the site information learned during the performance of work under the remediation work plan, on January 15, 2002, the Company requested and subsequently received authorization from RIDEM to make certain specific modifications to the 1999 Remedial Action Work Plan. On April 17, 2002, RIDEM issued a Temporary Remedial Action Permit for Phase 1 remediation at the site. At the completion of a competitive bidding process, a contractor was selected by the Company, and work on Phase 1 of the site remediation was initiated on April 17, 2002. The Company has reserved $5.8 million for completion of this phase of the site remediation. Remediation of the remaining 37.5 acres of the site (known as the "Phase 2" remediation project) is not scheduled at this time.

In November 1998, Providence Gas received a letter of responsibility from the RIDEM relating to possible contamination on previously owned property at 170 Allens Avenue in Providence. The operator of the property at that time, Cargill, Inc., also received a letter of responsibility. A work plan had been created and approved by RIDEM. An investigation was then begun to determine the extent of contamination, as well as the extent of the Company's responsibility. Providence Gas entered into a cost-sharing agreement with the current operator of the property, under which Providence Gas was responsible for approximately twenty percent (20%) of the costs related to the investigation. Costs of testing at this site as of June 30, 2002 were approximately $300,000. Until RIDEM provides its final response to the investigation, and the Company knows it's ultimate responsibility respective to other potentially responsible parties with respect to the site, the Company cannot offer any conclusions as to its ultimate financial responsibility with respect to the site.

Tiverton, Rhode Island Site Fall River Gas Company was a defendant in a civil action seeking to recover anticipated remediation costs associated with contamination found at property owned by the plaintiffs. This claim was based on alleged dumping of material by Fall River Gas Company trucks at the site in the 1930s and 1940s. In a settlement agreement effective December 3, 2001, the Company agreed to perform all assessment, remediation and monitoring activities at the site sufficient to obtain a final letter of compliance from the Rhode Island Department of Environmental Management.


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

To the extent that potential costs associated with former MGPs are quantified, the Company expects to provide any appropriate accruals and seek recovery for such remediation costs through all appropriate means, including in rates charged to customers, insurance and regulatory relief. At the time of the closing of the acquisition of the Company's Missouri service territories, the Company entered into an Environmental Liability Agreement that provides that Western Resources retains financial responsibility for certain liabilities under environmental laws that may exist or arise with respect to Missouri Gas Energy. In addition, the New England Division has reached agreement with its Rhode Island rate regulators on a regulatory plan that creates a mechanism for the recovery of environmental costs over a 10-year period. This plan, effective July 1, 2002, establishes an environmental fund for the recovery of evaluation, remedial and clean-up costs arising out of the Company's MGPs and sites associated with the operation and disposal activities from MGPs.

In certain of the Company's jurisdictions the Company is allowed to recover environmental remediation expenditures through rates. Although significant charges to earnings could be required prior to rate recovery for jurisdictions that do not have rate recovery mechanisms, management does not believe that environmental expenditures for MGP sites will have a material adverse effect on the Company's financial position, results of operations or cash flows.

The Company follows the provisions of an American Institute of Certified Public Accountants Statement of Position, Environmental Remediation Liabilities, for recognition, measurement, display and disclosure of environmental remediation liabilities.

Regulatory In August 1998, the City of Edinburg obtained a jury verdict totaling approximately $13,000,000 jointly and severally against PG&E Gas Transmission-Texas Corporation (formerly Valero Energy Corporation (Valero)), and a number of its subsidiaries, as well as former Valero subsidiary Rio Grande Valley Gas Company (RGV) and RGV's successor company, Southern Union Company for the alleged underpayment of franchise fees. (Southern Union purchased RGV from Valero in 1993.) The trial court reduced the jury award to approximately $8,500,000. Subsequently, the Texas (13th District) Court of Appeals further reduced the award to $4,085,000. The Court of Appeals also remanded a portion of the case to the trial court with instructions to retry certain issues. The Company continues to pursue reversal on appeal. In August 2002, the Supreme Court of Texas granted the Company's petition for review. Oral arguments have been scheduled for November 20, 2002. The Company


--------------------------------------------------------------------------------

                   SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



believes that the outcome of the matter will not have a material adverse impact on the Company's results of operations, financial position or cash flows.

On May 31, 2002, the staff of the MPSC recommended that the Commission disallow approximately $15 million in gas costs incurred during the period July 1, 2000 through June 30, 2001. Missouri Gas Energy filed its response in opposition to the Staff's recommendation on July 11, 2002, vigorously disputing the Commission staff's assertions. Missouri Gas Energy intends to vigorously defend itself in this proceeding. As of September 20, 2002, the Commission had not yet adopted a procedural schedule or set the matter for hearing.

On November 27, 2001, August 1, 2000 and August 12, 1999, the staff of the MPSC recommended that the Commission disallow approximately $5.9 million, $5.9 million and $4.3 million, respectively, in gas costs incurred during the period July 1, 1999 through June 30, 2000, July 1, 1998 through June 30,
1999, and July 1, 1997 through June 30, 1998, respectively. The basis of these proposed disallowances appears to be the same as was rejected by the Commission through an order dated March 12, 2002, applicable to the period
July 1, 1996 through June 30, 1997. MGE intends to vigorously defend itself in these proceedings. As of September 20, 2002, the Commission had not yet adopted a procedural schedule or set the matter for hearing.

Southwest Gas Litigation On February 1, 1999, Southern Union submitted a proposal to the Board of Directors of Southwest Gas Corporation (Southwest) to acquire all of Southwest's outstanding common stock for $32.00 per share. Southwest at that time had a pending merger agreement with ONEOK, Inc. (ONEOK) at $28.50 per share, executed on December 14, 1998. On February 22, 1999, Southern Union and Southwest both publicly announced Southern Union's proposal, after the Southwest Board of Directors determined that Southern Union's proposal was a Superior Proposal (as defined in the Southwest merger agreement with ONEOK). At that time Southern Union entered into a Confidentiality and Standstill Agreement with Southwest at Southwest's insistence. On April 25, 1999, Southwest's Board of Directors rejected Southern Union's $32.00 per share offer and accepted an amended offer of $30.00 per share from ONEOK. On April 27, 1999, Southern Union increased its offer to $33.50 per share and agreed to pay interest which, together with dividends, would provide Southwest shareholders with a 6% annual rate of return on its $33.50 offer, commencing February 15, 2000, until closing. Southwest's Board of Directors rejected Southern Union's revised proposal. On January 21, 2000, ONEOK announced that it was withdrawing from the Southwest merger agreement.

There were several actions commenced by parties involved in efforts to acquire Southwest. All of these actions eventually were transferred to the District of Arizona, consolidated and lodged with Judge Roslyn Silver. As a result of summary judgments granted, there are no claims remaining against Southern Union. On August 6, 2002, Southwest and Southern Union settled their claims against each other in consideration of a payment to be made to Southern Union by Southwest Gas of $17,500,000. On August 9, 2002, ONEOK and Southwest settled all claims asserted against each other in consideration of a $3,000,000 payment to be made to Southwest by ONEOK.

The remaining issues to be resolved at trial involve claims by the Company against ONEOK and certain individuals. Southern Union's damage claims have been limited to its out-of-pocket costs and punitive damages. Trial is scheduled to commence October 15, 2002.

With the exception of ongoing legal fees associated with the aforementioned litigation, the Company believes that the results of the above-noted Southwest litigation and any related appeals will not have a materially adverse effect on the Company's financial condition, results of operations or cash flows.

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


--------------------------------------------------------------------------------

                   SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Commitments The Company is committed under various agreements to purchase certain quantities of gas in the future. At June 30, 2002, the Company has purchase commitments for certain quantities of gas at variable, market-based prices that have an annual value of $157,929,000. The Company's purchase commitments may extend over a period of several years depending upon when the required quantity is purchased. The Company has purchase gas tariffs in effect for all its utility service areas that provide for recovery of its purchase gas costs under defined methodologies.

In connection with the acquisition of the Pennsylvania Operations, the Company assumed a guaranty with a bank whereby the Company unconditionally guaranteed payment of financing obtained for the development of PEI Power Park. In March 1999, the Borough of Archbald, the County of Lackawanna, and the Valley View School District (together the Taxing Authorities) approved a Tax Incremental Financing Plan (TIF Plan) for the development of PEI Power Park. The TIF Plan requires that: (i) the Redevelopment Authority of Lackawanna County raise $10,600,000 of funds to be used for infrastructure improvements of the PEI Power Park; (ii) the Taxing Authorities create a tax increment district and use the incremental tax revenues generated from new development to service the $10,600,000 debt; and (iii) PEI Power Corporation, a subsidiary of the Company, guarantee the debt service payments. In May 1999, the Redevelopment Authority of Lackawanna County borrowed $10,600,000 from a bank under a promissory note (TIF
Debt), which was refinanced in January 2002. The TIF Debt bears interest at a floating rate with a floor of 6.0% and a ceiling of 7.75% and matures on June 30, 2011. The loan requires interest-only payments until June 30, 2003, and semi-annual interest and principal payments thereafter. As of June 30, 2002, the interest rate on the TIF Debt is 6.0% and estimated incremental tax revenues are expected to cover approximately 45% of the fiscal year 2003 annual debt service. The balance outstanding on the TIF Debt was $9,710,000 as of June 30, 2002.

During fiscal year 2002, the Company agreed to five-year contracts with two bargaining units representing employees of New England Gas Company's Providence operations (formerly ProvEnergy), which were effective May 2002; a four-year contract with one bargaining unit representing employees of New England Gas Company's Cumberland operations (formerly Valley Resources), effective May 2002; a four-year contract with one bargaining unit representing employees of New England Gas Company's Fall River operations (formerly Fall River Gas), effective April 2002; and a one year extension of a contract with one bargaining unit representing employees of New England Gas Company's Cumberland operations, which was effective May 2002.

During fiscal 2001, the Company agreed to three-year contracts with two bargaining units representing Pennsylvania employees, which were effective in April 2001 and August of 2000, respectively. In December 1998, the Company agreed to five-year contracts with each bargaining-unit representing Missouri employees, which were effective in May 1999.

Of the Company's employees represented by unions, 44% are employed by Missouri Gas Energy, 40% are employed by the New England Division and 16% are employed by PG Energy.

The Company had standby letters of credit outstanding of $30,541,000 at June 30, 2002 and $2,716,000 at June 30, 2001, which guarantee payment of natural gas purchases, insurance claims and other various commitments.


--------------------------------------------------------------------------------

                   SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                      XVIX Quarterly Operations (Unaudited)

                                    Quarter Ended
    Year Ended     ------------------------------------------------
  June 30, 2002    September 30(1) December 31  March 31   June 30      Total
-----------------  --------------- ----------- ---------- ---------  -----------

Total operating
 revenues........    $  173,969    $  376,441  $  528,298 $ 211,842   $1,290,550
Operating margin.        74,950       135,940     176,047    92,921      479,858
Net operating
 revenues (loss).       (41,046)       56,547      96,094     9,974      121,569
Net earnings
 (loss) available
 for common
 stock...........       (30,403)       19,750      43,788   (13,511)      19,624
Earnings (loss)
 per share --
 diluted(2)......          (.55)          .35         .78      (.25)        .35

                                       Quarter Ended
   Year Ended     --------------------------------------------------
  June 30, 2001   September 30 December 31(3) March 31(4) June 30(4)     Total
----------------  ------------ -------------- ----------- ----------  ----------

Total operating
 revenues.......  $  144,468   $  605,339     $  914,654  $ 268,352   $1,932,813
Operating
 margin.........      54,857      147,560        195,585     91,260      489,262
Net operating
 revenues
 (loss).........      (2,987)      53,721         92,724    (10,595)     132,863
Net earnings
 (loss) avail-
 able for
 common stock...     (13,974)      19,318         40,806     11,135       57,285
Earnings (loss)
 per share --
 diluted(2).....        (.26)         .33            .70        .19          .99

--------------------
(1) Net loss for the three-month period ended September 30, 2001, was impacted by a $32,706,000 business restructuring charge, which was partially offset by $17,166,000 in gains generated through the settlement of several interest rate swaps. Excluding the effect of these items, net loss for the three-month period ended September 30, 2001 was $20,346,000 or $.37 per share.
(2) The sum of earnings per share by quarter may not equal the net earnings per common and common share equivalents for the year due to variations in the weighted average common and common share equivalents outstanding used in computing such amounts.
(3) Net earnings for the three-month period ended December 31, 2000, were positively impacted by both the sale of non-core real estate and a portion of Southern Union's holdings in Capstone Turbine Corporation, realizing after-tax gains of $12,046,000 or $.21 per share. Excluding the effect of these items, net earnings for the three-month period ended December 31, 2000 were $7,272,000 or $.12 per share.
(4) Net earnings during the third and fourth quarter of 2001 benefited from the sale of a portion of Southern Union's holdings in Capstone Turbine Corporation realizing after-tax gains of $38,682,000. Excluding the effect of this item, net earnings for the quarter ended March 31, 2001 were $34,059,000 or $.58 per share, and the net loss for the quarter ended
     June 30, 2001 was $20,800,000 or $.38 per share.


--------------------------------------------------------------------------------

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of Southern Union Company:


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of stockholders' equity, present fairly, in all material respects, the financial position of Southern Union Company and subsidiaries at June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
September 17, 2002


--------------------------------------------------------------------------------

                                                                   Exhibit 10(a)

                               FIRST AMENDMENT TO
             SECOND AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT
                           (LONG-TERM CREDIT FACILITY)


         THIS FIRST AMENDMENT TO SECOND AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT (LONG-TERM CREDIT FACILITY) (the "Amendment") is made effective as of June 10, 2002, by and among SOUTHERN UNION COMPANY, a Delaware corporation (the "Borrower"), the financial institutions listed on the signature pages of the Credit Agreement (as hereinafter defined) (individually the "Bank" and collectively the "Banks") and JPMORGAN CHASE BANK, a New York banking corporation formerly known as THE CHASE MANHATTAN BANK, successor by merger to CHASE BANK OF TEXAS, NATIONAL ASSOCIATION ("Chase"), in its capacity as agent (the "Agent") for the Banks.

                                    RECITALS:

         WHEREAS, the Borrower, the Banks and the Agent have executed a certain Second Amended and Restated Revolving Credit Agreement (Long-Term Credit Facility) dated effective May 29, 2001 (the "Credit Agreement"); and

         WHEREAS, the Banks, the Agent and the Borrower desire to amend the Credit Agreement in certain respects.

         NOW, THEREFORE, in consideration of Ten Dollars ($10.00) and other goods and valuable consideration the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

                                   AGREEMENTS:

1.   Amendment of Definitions.  The definition of "L/C Subfacility" contained in
     ------------------------
     Section 1 of the Credit  Agreement is hereby amended and restated in its
     ---------
     entirety to hereafter be and read as follows:

        "L/C Subfacility" shall mean that portion of the Commitments equal to $40,000,000.00.

2.   Amendment of Utilization Fee.  Section 5.4 of the Credit Agreement is
     ----------------------------   -----------
     hereby amended and restated in its entirety to hereafter be and read as follows:

        5.4 Utilization Fee. The Borrower agrees to pay to Agent, for the account of each Bank, a utilization fee at a rate per annum equal to 0.125%, based on a year of 360 days, from June 10, 2002 to, but not including, the Maturity Date (or such earlier date as of which the Commitments have been terminated), on the daily average of the aggregate principal amount of the Loans outstanding on those days when such aggregate principal amount of the Loans outstanding exceeds thirty-three percent (33%) of the aggregate amount of the Commitments, such utilization fee to be payable quarterly in arrears on (a) the last day of each March, June, September, and December, commencing on June 30, 2002, and (b) the Maturity Date.

3.   Amendment of Capital Requirements Negative Covenants.  Sections 10.1(a) and
     ----------------------------------------------------   ----------------
     10.1(d) of the Credit Agreement are hereby amended and restated in their
     -------
     entirety to hereafter be and read as follows:

        (a) permit its Consolidated Net Worth at the end of any fiscal quarter to be less than the sum of (i) $741,887,000, (ii) 40% of Consolidated Net Income (if positive) for the period commencing on January 1, 2002 and ending on the date of determination, and treated as a single accounting period; (iii) the difference between (A) 100% of the net proceeds of any issuance of capital or preferred stock by the Borrower or any consolidated Subsidiary received by the Borrower or such consolidated Subsidiary at any time after December 31, 2001; and (B) the aggregate amount of all redemption or repurchase payments hereafter made, if any, by the Borrower and any such consolidated Subsidiary in connection with the repurchase by the Borrower or any such consolidated Subsidiary of any of their respective capital or preferred stock; and
        (iv) without duplication, the difference between (A) 100% of the net proceeds heretofore and hereafter received by the Borrower and any consolidated Subsidiary in respect of the


--------------------------------------------------------------------------------
        issuance by the Borrower or such consolidated Subsidiary of the Structured Securities, and (B) the aggregate amount of all redemption payments hereafter made, if any, by the Borrower and any such consolidated Subsidiary in connection with the redemption of any of the Structured Securities.

        (d) permit the ratio of EBDIT to Cash Interest Expense for the four fiscal quarters most recently ended (considered as a single accounting period) at any time to be less than 2.00 to 1.00 at all times.

4.   Amendment to Debt Negative Covenant.  Section 10.3(g) of the Credit
     -----------------------------------   ---------------
     Agreement is hereby amended and restated in its entirety to hereafter be and read as follows:

        (g) additional Debt of the Borrower and Structured Securities of the Borrower and the Southern Union Trusts provided that after giving effect to the issuance thereof, there shall exist no Default or Event of Default; and: (i) the ratio of Consolidated Total Indebtedness to Consolidated Total Capitalization shall be no greater than (A) 0.70 to
        1.00 at all times during the period ending June 30, 2002, and (B) 0.65 to 1.00 at all times thereafter; (ii) the ratio of EBDIT for the four fiscal quarters most recently ended to pro forma Cash Interest Expense for the following four fiscal quarters shall be no less than 2.00 to 1.0 at all times; provided, however, that if the additional Debt for which the determinations required to be made by this subparagraph (g) will be used to finance in whole or in part the consideration to be paid by the Borrower for the acquisition of any entity otherwise permitted under the terms of this Agreement, the determination of EBDIT for purposes of this ratio shall include not only the EBDIT of the Borrower and its Subsidiaries for the four fiscal quarters most recently ended, but shall also include the EBDIT of such entity to be acquired for such four fiscal quarters most recently ended; and (iii) (A) such Debt and Structured Securities shall have a final maturity or mandatory redemption date, as the case may be, no earlier than the Maturity Date (as the same may be extended pursuant to Section 2.4) and shall mature or be subject to mandatory redemption or mandatory defeasance no earlier than the Maturity Date (as so extended) and shall be subject to no mandatory redemption or "put" to the Borrower or any Southern Union Trust exercisable, or sinking fund or other similar mandatory principal payment provisions that require payments to be made toward principal, prior to such Maturity Date (as so extended); or (B) (x) such additional Debt shall have a final maturity date prior to the Maturity Date, (y) such additional Debt shall not exceed One Hundred Million Dollars ($100,000,000.00) in the aggregate plus Twenty Million Dollars ($20,000,000.00) of reimbursement obligations incurred in connection with Non-Facility Letters of Credit issued by a Bank or Banks or by any other financial institution; provided, however, that for purposes of determining the aggregate amount of such additional Debt for purposes of this subclause (y), neither the $30,000,000 of 8.375% mortgage notes of PG Energy maturing December 1, 2002 nor the Debt of the Borrower under the Term Loan Facility shall be included, and such Debt outstanding under said 8.375% mortgage notes of PG Energy and under the Term Loan Facility shall be deemed to be permitted Debt for purposes of this subclause (y), and (z) such additional Debt shall be borrowed from a Bank or Banks as a loan or loans arising independent of this Agreement, the Short-Term Credit Facility Agreement or the Term Loan Facility or shall be borrowed from a financial institution that is not a Bank under this Agreement, the Short-Term Credit Facility Agreement or the Term Loan Facility.

5.   Modifications to Default Provisions.  Sections 11.3 and 11.8 are hereby
     -----------------------------------   -------------     ----
     amended and restated in their entirety to hereafter be and read as follows:

        11.3 Failure to Pay Other Debt. The Borrower or any Subsidiary fails to pay principal or interest aggregating more than $3,000,000.00 on any other Debt when due and any related grace period has expired, or the holder of any of such other Debt declares such Debt due prior to its stated maturity because of the Borrower's or any Subsidiary's default thereunder and the


--------------------------------------------------------------------------------
        expiration of any related grace period.

        11.9 Undischarged Judgment. Final Judgment or judgments in the aggregate, that might be or give rise to Liens on any property of the Borrower or any Subsidiary, for the payment of money in excess of $5,000,000.00 shall be rendered against the Borrower or any Subsidiary and the same shall remain undischarged for a period of thirty (30) days during which execution shall not be effectively stayed

6.   Addition to Sale and Assignment Provisions.  A new subparagraph (g) is
     ------------------------------------------
     hereby added to Section 13.13 of the Credit Agreement to hereafter be and
                     -------------
     read as follows:

        (g) Notwithstanding anything herein to the contrary, each Bank may assign all or a portion of its interests, rights and obligations under this Agreement (including, without limitation, all or a portion of its Commitments and the Note held by it) to one or more Bank Affiliates without the prior written consent of the Borrower. For purposes of this
        Section 12.13, "Bank Affiliate" shall mean (a) with respect to any Bank, (i) an Affiliate of such Bank or (ii) any entity (whether a corporation, partnership, trust or otherwise) that is engaged in making, purchasing, holding or otherwise investing in bank loans and similar extensions of credit in the ordinary course of its business and is administered or managed by a Bank or an Affiliate of such Bank and
        (b) with respect to any Bank that is a fund which invests in bank loans and similar extensions of credit, any other fund that invests in bank loans and similar extensions of credit and is managed by the same investment advisor as such Bank or by an Affiliate of such investment advisor. Each Bank Affiliate shall be deemed for purposes hereof to be an "Eligible Assignee."

7.   Other Sections. Except as expressly amended by this Amendment, the
     --------------
     provisions of the Agreement and the Notes shall remain in full force and effect, and the Borrower acknowledges and reaffirms its liability to the Banks thereunder. In the event of any inconsistency between this Amendment and the terms of the Agreement or the Notes, this Amendment shall govern.

8.   Representations and Warranties.  The Borrower represents and warrants to
     ------------------------------
     the Banks as of the Borrower's execution of this Amendment and as of the effective date hereof that:

        a.   Representations and Warranties.  The representations and warranties
             ------------------------------
             contained in Section 7 of the Credit Agreement, as amended hereby,
                          ---------
             are true and correct.

        b.   Corporate Power and Authorization. The Borrower is duly authorized
             ---------------------------------
             and empowered to execute, deliver and perform its obligations under this Amendment and to make the borrowings provided for in the Credit Agreement, and all requisite corporate action on the Borrower's part for the due execution, delivery and performance of this Amendment has been duly and effectively taken.

        c.   Binding Obligations.  This Amendment constitutes the legal, valid
             -------------------
             and binding obligation of the Borrower, enforceable against the Borrower in accordance with its terms, except as limited by Debtor Laws.

        d.   No Conflict or Resultant Lien. The execution, delivery and
             -----------------------------
             performance of this Amendment and the consummation of the transactions contemplated herein do not and will not violate any provision of, or result in a default under, the certificate of incorporation or bylaws of the Borrower, or any contract, agreement or instrument or any governmental requirement to which the Borrower is subject, or result in the creation or imposition of any Lien upon any property of the Borrower (other than as contemplated or permitted by the Credit Agreement).

        e.   No Consent.  The Borrower's execution, delivery and performance of
             ----------
             this Amendment does not require the consent or approval of any Person.


--------------------------------------------------------------------------------

9.   Miscellaneous.
     -------------

        a. In accordance with the terms of Section 13.2 of the Credit Agreement, this Amendment shall become effective when executed and delivered by the Borrower, the Agent and the Banks.

        b. No Bank, by its execution of this Amendment, waives any rights it may have against any person not a party hereto.

        c. This Amendment may be executed in multiple counterparts, each of which shall constitute an original instrument, but all of which shall constitute one and the same Amendment.

        d. All capitalized terms used herein and not otherwise defined shall have the meanings ascribed to such terms in the Credit Agreement.

        e. The invalidity of any one or more covenants, phrases, clauses, sentences or paragraphs of this Amendment shall not affect the remaining portion of this Amendment, or any part thereof, and in case of any such invalidity, this Amendment shall be construed as if such invalid covenants, phrases, clauses, sentences or paragraphs had not been inserted. The section headings in this Amendment are for convenience only and shall not limit or in any way affect the meaning of the terms and provisions of this Amendment.

        f. THIS AMENDMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS AND THE UNITED STATES OF AMERICA.

         THIS WRITTEN AMENDMENT, TOGETHER WITH THE CREDIT AGREEMENT, THE NOTES AND THE LOAN DOCUMENTS, REPRESENTS THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENT OF THE PARTIES.

         THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.


--------------------------------------------------------------------------------

         IN WITNESS WHEREOF, the parties hereto have executed this Amendment to be effective as of the date first above written.


                             SOUTHERN UNION COMPANY

                             By:    Richard N. Marshall
                                    -------------------
                             Name:  Richard N. Marshall
                                    -------------------
                             Title: Treasurer and Director of Investor Relations
                                    --------------------------------------------


                             JPMORGAN CHASE BANK, FORMERLY KNOWN AS THE CHASE MANHATTAN BANK, SUCCESSOR BY MERGER TO CHASE BANK OF TEXAS, NATIONAL ASSOCIATION, for itself and as Agent for the Banks

                             By:      Ken Sample
                                      ----------
                             Name:    Ken Sample
                                      ----------
                             Title:   Senior Vice President
                                      ---------------------


--------------------------------------------------------------------------------

                             BANK ONE, NA

                             By:      Sharon K. Webb
                                      --------------
                             Name:    Sharon K. Webb
                                      --------------
                             Title:   Associate Director
                                      ------------------


                             WACHOVIA BANK, NATIONAL ASSOCIATION (SUCCESSOR TO FIRST UNION NATIONAL BANK)

                             By:      C. Reid Harden
                                      --------------
                             Name:    C. Reid Harden
                                      --------------
                             Title:   Vice President
                                      --------------


                             FLEET NATIONAL BANK

                             By:      Stephen J. Hoffman
                                      ------------------
                             Name:    Stephen J. Hoffman
                                      ------------------
                             Title:   Vice President
                                      --------------


                             THE FUJI BANK, LIMITED

                             By:      Toru Maeda
                                      ----------
                             Name:    Toru Maeda
                                      ----------
                             Title:   General Manager - Houston Office
                                      --------------------------------


                             THE INDUSTRIAL BANK OF JAPAN TRUST COMPANY

                             By:      Toru Maeda
                                      ----------
                             Name:    Toru Maeda
                                      ----------
                             Title:   General Manager - Houston Office
                                      --------------------------------


                             CREDIT LYONNAIS NEW YORK BRANCH

                             By:      Bernard Weymuller
                                      -----------------
                             Name:    Bernard Weymuller
                                      -----------------
                             Title:   Senior Vice President
                                      ---------------------


                             THE BANK OF TOKYO-MITSUBISHI, LTD.

                             By:      K. Glasscock
                                      ------------
                             Name:    K. Glasscock
                                      ------------
                             Title:   VP & Manager
                                      ------------



                             US BANK, NATIONAL ASSOCIATION (FORMERLY KNOWN AS FIRSTAR BANK, N.A.)

                             By:      Jennifer Thurston
                                      -----------------
                             Name:    Jennifer Thurston
                                      -----------------
                             Title:   Corporate Banks Admin
                                      ---------------------


--------------------------------------------------------------------------------

                             NATIONAL AUSTRALIA BANK LIMITED,
                             A.C.N. 0040444937

                             By:      Mike Lorusso
                                      ------------
                             Name:    Mike Lorusso
                                      ------------
                             Title:   Head of Energy Finance, US
                                      --------------------------


                             THE NORINCHUKIN BANK,
                             NEW YORK BRANCH

                             By:      Fumiaki Ono
                                      -----------
                             Name:    Fumiaki Ono
                                      -----------
                             Title:   General Manager
                                      ---------------

                             CITIZENS BANK OF RHODE ISLAND

                             By:      Marian L. Barrette
                                      ------------------
                             Name:    Marian L. Barrette
                                      ------------------
                             Title:   Vice President
                                      --------------


--------------------------------------------------------------------------------

                             WESTDEUTSCHE LANDESBANK
                             GIROZENTRALE, NEW YORK BRANCH

                             By:      Duncan M. Robertson
                                      -------------------
                             Name:    Duncan M. Robertson
                                      -------------------
                             Title:   Director
                                      --------


                             KBC BANK, N.V.

                             By:      Eric Raskin
                                      -----------
                             Name:    Eric Raskin
                                      -----------
                             Title:   Vice President
                                      --------------


                             UMB BANK, N.A.

                             By:      David A. Proffitt
                                      -----------------
                             Name:    David A. Proffitt
                                      -----------------
                             Title:   Senior Vice President
                                      ---------------------


                             SUNTRUST BANK

                             By:      Linda L. Stanley
                                      ----------------
                             Name:    Linda L. Stanley
                                      ----------------
                             Title:   Director
                                      --------


                             WELLS FARGO BANK TEXAS,
                             NATIONAL ASSOCIATION

                             By:      Andrew J. Watson
                                      ----------------
                             Name:    Andrew J. Watson
                                      ----------------
                             Title:   Vice President
                                      --------------


--------------------------------------------------------------------------------

                                                                   Exhibit 10(b)



                           REVOLVING CREDIT AGREEMENT
                          (SHORT-TERM CREDIT FACILITY)

                            DATED AS OF JUNE 10, 2002

                                  BY AND AMONG

                             SOUTHERN UNION COMPANY

                                 as the Borrower

                                       AND

                             THE BANKS NAMED HEREIN

                                  as the Banks

                                       AND

                               JPMORGAN CHASE BANK

                                  as the Agent
                                       AND
                           J.P. MORGAN SECURITIES INC.
                    as the Sole Book Runner and Lead Arranger

                           REVOLVING CREDIT AGREEMENT
                          (SHORT-TERM CREDIT FACILITY)

         SOUTHERN UNION COMPANY, a corporation organized under the laws of Delaware (hereinafter called the "Borrower"), the financial institutions listed on the signature pages hereof (collectively, the "Banks" and individually, a "Bank"), and JPMORGAN CHASE BANK, a New York banking corporation formerly known as The Chase Manhattan Bank ("JPMorgan") in its capacity as administrative agent (the "Agent") for the Banks hereunder, hereby agree as follows:

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


--------------------------------------------------------------------------------

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

         "Closing Date" shall mean May 28, 2002.


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

         "Debt" means (without duplication), for any Person indebtedness for money borrowed determined in accordance with GAAP but in any event including,
(a) indebtedness of such Person for borrowed money or arising out of any extension of credit to or for the account of such Person (including, without limitation, extensions of credit in the form of reimbursement or payment obligations of such Person relating to letters of credit issued for the account of such Person) or for the deferred purchase price of property or services, except indebtedness which is owing to trade creditors in the ordinary course of business and which is due within thirty (30) days after the original invoice date; (b) indebtedness of the kind described in clause (a) of this definition which is secured by (or for which the holder of such Debt has any existing right, contingent or otherwise, to be secured by) any Lien upon or in Property (including, without limitation, accounts and contract rights) owned by such Person, whether or not such Person has assumed or become liable for the payment of such indebtedness or obligations; (c) Capitalized Lease Obligations of such Person; (d) obligations under direct or indirect Guaranties other than Guaranties issued by the Borrower covering obligations of the Southern Union Trusts under the Structured Securities. Whenever the definition of Debt is being used herein in order to compute a financial ratio or covenant applicable to the consolidated business of the Borrower and its Subsidiaries, Debt which is already included in such computation by virtue of the fact that it is owed by a Subsidiary of the Borrower will not also be added by virtue of the fact that the Borrower has executed a guaranty with respect to such Debt that would otherwise


--------------------------------------------------------------------------------
require such guaranteed indebtedness to be considered Debt hereunder. Nothing contained in the foregoing sentence is intended to limit the other provisions of this Agreement which contain limitations on the amount and types of Debt which may be incurred by the Borrower or its Subsidiaries.

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

         "EBDIT" shall mean for any period the sum of (a) consolidated net earnings for the Borrower and its Subsidiaries (excluding for all purposes hereof all extraordinary items), plus (b) each of the following to the extent actually deducted in deriving such net earnings: (i) depreciation and amortization expense; (ii) interest expense; (iii) federal and state income taxes; and (iv) dividends charged against income on or with respect to Structured Securities, in each case before adjustment for extraordinary items, as shown in the financial statements of Borrower and its Subsidiaries referred to in Section 6.2 hereof (excluding for all purposes hereof all extraordinary items), and determined in accordance with GAAP, and (c) plus (or minus, if applicable) the net amount of non-cash deductions from (or additions to, if applicable) such net earnings for such period attributable to fluctuations in the market price(s) of securities which the Borrower is obligated to purchase in future periods under any of the Rabbi Trusts, but only to the extent that such deductions (or additions, if applicable) are required to be taken in accordance with GAAP.

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


--------------------------------------------------------------------------------

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

         "Eurodollar Rate" shall mean with respect to the applicable Rate Period in effect for each Eurodollar Rate Loan, the sum of (a) the quotient obtained by dividing (i) the annual rate of interest determined by the Agent, at or before 11:00 a.m. Houston time (or as soon thereafter as practicable), on the second Business Day prior to the first day of such Rate Period, to be the annual rate of interest at which deposits of Dollars are offered to the Agent by prime banks in whatever Eurodollar interbank market may be selected by the Agent in its sole discretion, acting in good faith, at the time of determination and in accordance with then existing practice in such market for delivery on the first day of such Rate Period in immediately available funds and having a maturity equal to such Rate Period in an amount substantially equal to the amount of such Eurodollar Rate Loan by (ii) a percentage equal to 100% minus the Eurodollar Rate Reserve Percentage for such Rate Period, plus (b) an additional percentage per annum changing with the rating of the Borrower's unsecured, non-credit enhanced Senior Funded Debt and determined in accordance with the following grid:


--------------------------------------------------------------------------------

   =========================================================================
                                                                  Additional
         Rating of the Borrower's unsecured, non-credit           Percentage
                enhanced Senior Funded Debt                       Per Annum
   -------------------------------------------------------------------------

     Equal to or greater than A3 by Moody's Investor Service,
     Inc. and equal to or greater than A- by Standard and
          ---
     Poor's  Ratings Group                                          0.775%
   -------------------------------------------------------------------------

     Baa1 by Moody's Investor Service, Inc. or BBB+ by
                                            --
     Standard and Poor's Ratings Group                              0.875%
   -------------------------------------------------------------------------

     Baa2 by Moody's Investor Service, Inc. or BBB by
                                            --
     Standard and Poor's Ratings Group                              0.925%
   -------------------------------------------------------------------------

     Baa3 by Moody's Investor Service, Inc. or BBB- by
                                            --
     Standard and Poor's Ratings Group                              1.000%
   -------------------------------------------------------------------------

     Equal to or less than Ba1 by Moody's Investor Service,
     Inc. and equal to or less than BB+ by Standard and
          ---
     Poor's Ratings Group                                             1.500%
   =========================================================================

In the event that Borrower withdraws from having its unsecured, non-credit enhanced Senior Funded Debt being rated by Moody's Investor Service, Inc. or Standard and Poor's Ratings Group, so that one or both of such ratings services fails to rate the Borrower's unsecured, non-credit enhanced Senior Funded Debt, the component of pricing from the grid set forth above for purposes of determining the applicable Eurodollar Rate for all Rate Periods commencing thereafter shall be 1.500% until such time as Borrower subsequently causes its unsecured, non-credit enhanced Senior Funded Debt to be rated by both of said ratings services.

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


--------------------------------------------------------------------------------

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

         "Guaranty" means, with respect to any Person, any obligation, contingent or otherwise, of such Person directly or indirectly guaranteeing any Debt of another Person, including, without


--------------------------------------------------------------------------------
limitation, by means of an agreement to purchase or pay (or advance or supply funds for the purchase or payment of) such Debt or to maintain financial covenants, or to assure the payment of such Debt by an agreement to make payments in respect of goods or services regardless of whether delivered or to purchase or acquire the Debt of another, or otherwise, provided that the term "Guaranty" shall not include endorsements for deposit or collection in the ordinary course of business.

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

         "Investment" of any Person means any investment so classified under GAAP, and, whether or not so classified, includes (a) any direct or indirect loan advance made by it to any other Person; (b) any direct or indirect Guaranty for the benefit of such Person; provided, however, that for


--------------------------------------------------------------------------------
purposes of determining Investments of Borrower hereunder, the existing Guaranty by Borrower of certain tax increment financing extended by The Fidelity Deposit and Discount Bank to The Redevelopment Authority of the County of Lackawanna shall be deemed to not be an Investment; (c) any capital contribution to any other Person; and (d) any ownership or similar interest in any other Person; and the amount of any Investment shall be the original principal or capital amount thereof (plus any subsequent principal or capital amount) minus all cash returns of principal or capital thereof.

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

         "Long-Term Credit Facility Agreement" means that certain Second Amended and Restated Revolving Credit Agreement dated May 29, 2001, executed by and among the Borrower, the Banks, and the Agent in connection with the Long-Term Credit Facility, as amended pursuant to the terms of that certain First Amendment of Second Amended and Restated Revolving Credit Agreement of even effective date herewith, executed by and among the Borrower, the Banks, and the Agent, and as the same may hereafter may be further amended, modified, supplemented, or restated from time to time.

         "Long-Term Credit Facility Notes" means the promissory notes of the Borrower executed and delivered under the Long-Term Credit Facility Agreement.

         "Majority Banks" shall mean at any time Banks holding more than 50% of the unpaid principal amounts outstanding under the Notes, or, if no such amounts are outstanding, more than 50% of the Pro Rata Percentages.

         "Material Adverse Effect" shall mean any material adverse effect on (a) the financial condition, business, properties, assets, prospects or operations of the Borrower and its Subsidiaries


--------------------------------------------------------------------------------
taken as a whole, or (b) the ability of the Borrower to perform its obligations under this Agreement, any Note or any other Loan Document on a timely basis.

         "Maturity Date" shall mean June 9, 2003.

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


--------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------

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

         "Structured Securities" shall mean collectively (a) the Subordinated Debt Securities, the Guaranties, the Common Securities and the Preferred Securities of the Southern Union Trusts, all as described and defined in the Registration Statement on Form S-3 filed by the Borrower with the Securities and Exchange Commission on March 25, 1995, and (b) subordinated debt securities, guaranties, common securities and/or preferred securities issued in connection with the consummation of the Prior Acquisitions in an aggregate face amount of not more than $150,000,000 upon terms and conditions substantially similar in all material respects to the terms and conditions described and defined in such Registration Statement on Form S-3 filed by the Borrower with the Securities and Exchange Commission on March 25, 1995. For all purposes of this Agreement, the amounts payable by Southern Union Trusts under the Preferred Securities and Common Securities (or similar securities provided for under subclause (b) above) and the amounts payable by the Borrower under the Subordinated Debt Securities or the Guaranties (or similar securities provided for under subclause (b) above) shall be treated without duplication, it being recognized that the amounts payable by Southern Union Trusts are funded with payments made or to be made by the Borrower to Southern Union Trusts and are also guaranteed by the Borrower under the Guaranties described in the S-3 mentioned above (or similar guaranties provided for under subclause (b) above).

         "Subsidiary" or "Subsidiaries" shall mean any corporation or corporations organized under the laws of any state of the United States of America, Canada, or any province of Canada, which conduct(s) the major portion of business in the United States of America or Canada and of which not


--------------------------------------------------------------------------------
less than 50% of the voting stock of every class (except for directors' qualifying shares), at the time as of which any determination is being made, is owned by the Borrower either directly or indirectly through other Subsidiaries.

         "Term Loan Facility" shall mean (a) that certain term loan facility provided to the Borrower in an aggregate amount of $575,000,000.00 under the terms of that certain Term Loan Credit Agreement dated August 28, 2000 by and among the Borrower, JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, as administrative agent, and the banks or financial institutions now or hereafter a party thereto, and (b) any and all amendments, modifications, increases, supplements and/or restatements of said credit facility hereafter existing from time to time.

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

           (b) The Borrower shall execute and deliver to the Agent for each Bank to evidence the Loans made by each Bank under such Bank's Commitment, a Note, which shall be: (i) dated the date of the Closing Date; (ii) in the principal amount of such Bank's maximum Commitment; (iii) in substantially the form attached hereto as Exhibit A, with blanks appropriately filled;
                                 ---------
     (iv) payable to the order of such Bank on the Maturity Date; and (v) subject to acceleration upon the occurrence of an Event of Default. Each Note shall bear interest on the unpaid principal amount thereof from time to time outstanding at the rate per annum determined as specified in Sections 2.2(a), 2.2(b), 2.3(b) and 2.3(c), payable on each Interest Payment Date and at maturity, commencing with the first Interest Payment Date following the date of each Note.

           (c) Each Loan shall be: (i) in the case of any Eurodollar Rate Loan, in an amount of not less than $1,000,000.00 or an integral multiple of $1,000,000.00 in excess thereof; or (ii) in the case of any Alternate Base Rate Loan, in an amount of not less than $500,000.00 or an integral multiple of $100,000.00 in excess thereof and, at the option of the Borrower, any borrowing under this Section 2.1(c) may be comprised of two or more such Loans bearing different rates of interest. Each such borrowing shall be made upon prior notice from the Borrower to the Agent in the form attached hereto as Exhibit B (the "Notice of Borrowing") delivered
                                 ---------
     to the Agent not later than 11:00 am (Houston time): (i) on the third Business Day prior to the Borrowing Date, if such borrowing consists of Eurodollar Rate Loans; and (ii) on


--------------------------------------------------------------------------------
     the Borrowing Date, if such borrowing consists of Alternate Base Rate Loans. Each Notice of Borrowing shall be irrevocable and shall specify:
     (i) the amount of the proposed borrowing and of each Loan comprising a part thereof; (ii) the Borrowing Date; (iii) the rate of interest that each such Loan shall bear; (iv) the Rate Period with respect to each such Loan and the Expiration Date of each such Rate Period; and (v) the demand deposit account of the Borrower at JPMorgan into which the proceeds of the borrowing are to be deposited by the Agent. The Borrower may give the Agent telephonic notice by the required time of any proposed borrowing under this Section 2.1(c); provided that such telephonic notice shall be
                --------------
     confirmed in writing by delivery to the Agent promptly (but in no event later than the Borrowing Date relating to any such borrowing) of a Notice of Borrowing. Neither the Agent nor any Bank shall incur any liability to the Borrower in acting upon any telephonic notice referred to above which the Agent believes in good faith to have been given by the Borrower, or for otherwise acting in good faith under this Section 2.1(c).

           (d) In the case of a proposed borrowing comprised of Eurodollar Rate Loans, the Agent shall promptly notify each Bank of the applicable interest rate under Section 2.2. Each Bank shall, before 11:00 am (Houston time) on the Borrowing Date, make available for the account of its Applicable Lending Office to the Agent at the Agent's address set forth in
     Section 12.4, in same day funds, its Pro Rata Percentage of such borrowing. After the Agent's receipt of such funds and upon fulfillment of the applicable conditions set forth in Section 7, on the Borrowing Date, the Agent shall make the borrowing available to the Borrower at its Applicable Lending Office in immediately available funds. Each Bank shall post on a schedule attached to its Note(s): (i) the date and principal amount of each Loan made under such Note; (ii) the rate of interest each such Loan will bear; and (iii) each payment of principal thereon; provided, however,
                                                             --------  -------
     that any failure of such Bank so to mark such Note shall not affect the Borrower's obligations thereunder; and provided further that such Bank's
                                            -------- -------
     records as to such matters shall be controlling whether or not such Bank has so marked such Note. Any deposit to the Borrower's demand deposit account by the Agent or by JPMorgan (of funds received from the Agent) pursuant to a request (whether written or oral) believed by the Agent or by JPMorgan to be an authorized request by the Borrower for a Loan hereunder shall be deemed to be a Loan hereunder for all purposes with the same effect as if the Borrower had in fact requested the Agent to make such Loan.

           (e) Unless the Agent shall have received notice from a Bank prior to the date of any borrowing that such Bank will not make available to the Agent such Bank's Pro Rata Percentage of such borrowing, the Agent may assume that such Bank has made such portion available to the Agent on the date of such borrowing in accordance with this Section 2.1 and the Agent may, in reliance upon such assumption, make available to the Borrower on such date a corresponding amount. If and to the extent that such Bank shall not have so made such Pro Rata Percentage available to the Agent, such Bank and the Borrower severally agree to repay to the Agent forthwith on demand such corresponding amount together with interest thereon, for each day from the date such amount is made available to the Borrower until the date such amount is repaid to the Agent, (i) in the case of the Borrower, at the interest rate applicable at the time to the Loans comprising such borrowing, and (ii) in the case of such Bank, at the Federal Funds Rate. If such Bank shall repay to the Agent such corresponding


--------------------------------------------------------------------------------
     amount, such amount so repaid shall constitute such Bank's Loan as part of such borrowing for purposes of this Agreement.

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

     2.3   Additional Interest Rate Provisions

           (a) The respective Note of each Bank may be held by the applicable Bank for the account of its respective Domestic Lending Office or its respective Eurodollar Lending Office, and may be transferred from one to the other from time to time as each Bank may determine.

           (b) If the Borrower shall have chosen the Eurodollar Rate in a Notice of Borrowing and prior to the Borrowing Date, any Bank in good faith determines (which determination shall be conclusive) that (i) deposits in Dollars in the principal amount of such Eurodollar Rate Loan are not being offered to the Eurodollar Lending Office of such Bank in the Eurodollar interbank market selected by such Bank in its sole discretion in good faith or (ii) adequate and reasonable means do not exist for ascertaining the chosen Eurodollar Rate in respect of such Eurodollar Rate Loan or (iii) the Eurodollar Rate for any Rate Period for such Eurodollar Rate Loan will not adequately reflect the cost to such Bank of making or maintaining such Eurodollar Rate Loan for such Rate Period, then such Bank will so notify the Borrower and the Agent and such Eurodollar Rate shall not become effective as to such Eurodollar Rate Loan on such Borrowing Date or at any time thereafter until such time thereafter as the Borrower receives notice from the Agent that the circumstances giving rise to such determination no longer apply.


--------------------------------------------------------------------------------

           (c) Anything in this Agreement to the contrary notwithstanding, if at any time any Bank in good faith determines (which determination shall be conclusive) that the introduction of or any change in any applicable law, rule or regulation or any change in the interpretation or administration thereof by any governmental or other regulatory authority charged with the interpretation or administration thereof shall make it unlawful for the Bank (or the Eurodollar Lending Office of such Bank) to maintain or fund any Eurodollar Rate Loan, such Bank shall give notice thereof to the Borrower and the Agent. With respect to any Eurodollar Rate Loan which is outstanding when such Bank so notifies the Borrower, upon such date as shall be specified in such notice the Rate Period shall end and the lesser of (i) the Alternate Base Rate or (ii) the Highest Lawful Rate shall commence to apply in lieu of the Eurodollar Rate in respect of such Eurodollar Rate Loan and shall continue to apply unless and until the Borrower changes the rate as provided in Section 2.2(a). No more than five
     (5) Business Days after such specified date, the Borrower shall pay to such Bank (x) accrued and unpaid interest on such Eurodollar Rate Loan at the Eurodollar Rate in effect at the time of such notice to but not including such specified date plus (y) such amount or amounts (to the extent that
                         ----
     such amount or amounts would not be usurious under applicable law) as may be necessary to compensate such Bank for any direct or indirect costs and losses incurred by it (to the extent that such amounts have not been included in the Additional Costs in calculating such Eurodollar Rate), but otherwise without penalty. If notice has been given by such Bank pursuant to the foregoing provisions of this Section 2.3(c), then, unless and until such Bank notifies the Borrower that the circumstances giving rise to such notice no longer apply, such Eurodollar Rate shall not again apply to such Loan or any other Loan and the obligation of such Bank to continue any Eurodollar Rate Loan as a Eurodollar Rate Loan shall be suspended. Any such claim by such Bank for compensation under clause (y) above shall be accompanied by a certificate setting forth the computation upon which such claim is based, and such certificate shall be conclusive and binding for all purposes, absent manifest error.

           (d) THE BORROWER WILL INDEMNIFY EACH BANK AGAINST, AND REIMBURSE EACH BANK ON DEMAND FOR, ANY LOSS (INCLUDING LOSS OF REASONABLY ANTICIPATED PROFITS DETERMINED USING REASONABLE ATTRIBUTION AND ALLOCATION METHODS), OR REASONABLE COST OR EXPENSE INCURRED OR SUSTAINED BY SUCH BANK (INCLUDING WITHOUT IMITATION, ANY LOSS OR EXPENSE INCURRED BY REASON OF THE LIQUIDATION OR REEMPLOYMENT OF DEPOSITS OR OTHER FUNDS ACQUIRED BY SUCH BANK TO FUND OR MAINTAIN ANY EURODOLLAR RATE LOAN) AS A RESULT OF (i) ANY ADDITIONAL COSTS INCURRED BY SUCH BANK; (ii) ANY PAYMENT OR REPAYMENT (WHETHER AUTHORIZED OR REQUIRED HEREUNDER OR OTHERWISE) OF ALL OR A PORTION OF ANY LOAN ON A DAY OTHER THAN THE EXPIRATION DATE OF A RATE PERIOD FOR SUCH LOAN; (iii) ANY PAYMENT OR PREPAYMENT (WHETHER REQUIRED HEREUNDER OR OTHERWISE) OF ANY LOAN MADE AFTER THE DELIVERY OF A NOTICE OF BORROWING BUT BEFORE THE APPLICABLE BORROWING DATE IF SUCH PAYMENT OR PREPAYMENT PREVENTS THE PROPOSED BORROWING FROM BECOMING FULLY EFFECTIVE; OR (iv) AFTER RECEIPT BY THE


--------------------------------------------------------------------------------

     AGENT OF A NOTICE OF BORROWING, THE FAILURE OF ANY LOAN TO BE MADE OR EFFECTED BY SUCH BANK DUE TO ANY CONDITION PRECEDENT TO A BORROWING NOT BEING SATISFIED BY THE BORROWER OR DUE TO ANY OTHER ACTION OR INACTION OF THE BORROWER. ANY BANK DEMANDING PAYMENT UNDER THIS SECTION 2.3(d) SHALL DELIVER TO THE BORROWER AND THE AGENT A STATEMENT REASONABLY SETTING FORTH THE AMOUNT AND MANNER OF DETERMINING SUCH LOSS, COST OR EXPENSE. THE FACTS SET FORTH IN SUCH STATEMENT SHALL BE CONCLUSIVE AND BINDING FOR ALL PURPOSES, ABSENT MANIFEST ERROR.

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

           (g) In calculating the Eurodollar Rate and the commitment fee payable under Section 4.1 hereof, and notwithstanding the provisions set
                   -----------
     forth in the definitions of Eurodollar Rate or in the pricing grid established for the commitment fee in Section 4.1 hereof, in the event that
                                           -----------
     the ratings for Borrower's unsecured, non-credit enhanced Senior Funded Debt under Standard & Poor's Ratings Group and under Moody's Investor Service, Inc. fall within different rating categories which are not functional equivalents, the Eurodollar Rate and the commitment fee payable under Section 4.1 hereof shall be based on the higher of such ratings if
           -----------
     there is only one category difference between the functional equivalents of such ratings, and if there is a two category difference between the functional


--------------------------------------------------------------------------------
     equivalents of such ratings, the component of pricing from the grid set forth in such definitions or in Section 4.1 shall be based on the rating
                                     -----------
     category which is then in the middle of or between the two category ratings which are then in effect.

     2.4   Increase of Commitments

           (a) At any time after the Closing Date, the Agent may arrange for an existing Bank or another bank or financial institution, with the consent of the Borrower as to any such bank or financial institution that is not at such time a Bank (which consent shall not be unreasonably withheld or delayed so long as such bank or financial institution is an Eligible Assignee) to participate in a possible increase in the Commitments pursuant to the other terms and conditions of this Section 2.4;

           (b) Any such bank or financial institution that so elects to become a party to this Agreement and obtain a Commitment shall execute an agreement (a "New Bank Agreement"), in the form required by the Agent, with the Borrower and the Agent, whereupon such bank or financial institution (a "New Bank") shall become a Bank for all purposes hereunder to the same
      --------
     extent as if originally a party hereto and shall be bound by and entitled to the benefits of this Agreement, and the signature pages hereof shall be deemed to add the name and Commitment of such New Bank, provided that the Commitment of any such New Bank shall be in an amount not less than $2,500,000;

           (c) If an existing Bank accepts an offer to increase its Commitment pursuant to this Section 2.4, such Bank shall execute a commitment increase agreement (a "Commitment Increase Agreement"), in the form required by the
                   -----------------------------
     Agent, with the Borrower and the Agent, whereupon such Bank shall be bound by and entitled to the benefits of this Agreement with respect to the full amount of its Commitment as so increased, and the signature pages hereof shall be deemed to be amended to reflect such increase in the Commitment of such Bank;

           (d) The effectiveness of any New Bank Agreement or Commitment Increase Agreement shall be contingent upon receipt by the Agent of such corporate resolutions of the Borrower and legal opinions of in-house counsel to the Borrower, if any, as the Agent shall reasonably request with respect thereto;

           (e) If any bank or financial institution becomes a New Bank pursuant to Section 2.4(b) or if any Bank's Commitment is increased pursuant to Section 2.4(c), additional loans made or issued on or after the effectiveness thereof (the "Re-Allocation Date") shall be made pro rata
                                 ------------------
     based on each Bank's (including each New Bank's) respective Commitment in effect on and after such Re-Allocation Date (except to the extent that any such pro rata borrowings or incurring of liability would result in any Bank making an aggregate principal amount of Loans in excess of its Commitment, in which case such excess amount will be allocated to, and made or incurred by, such New Bank and/or Banks with such increased Commitments to the extent of, and pro rata based on, their respective Commitments), and continuations of Eurodollar Rate Loans outstanding on such Re-Allocation Date shall be effected by repayment of such Eurodollar Rate Loans on the last day of the Rate Period applicable thereto and the extension of new Eurodollar Rate Loans pro rata based on the Banks' respective Commitments in effect on and after such Re-Allocation Date. In the event that on


--------------------------------------------------------------------------------
     any such Re-Allocation Date there are Alternate Base Rate Loans outstanding, the Borrower shall make prepayments thereof and borrow new Alternate Base Rate Loans so that, after giving effect thereto, the Alternate Base Rate Loans outstanding are held pro rata based on the Banks' respective Commitments in effect on and after such Re-Allocation Date. In the event that on any such Re-Allocation Date there are Eurodollar Rate Loans outstanding, such Eurodollar Rate Loans shall remain outstanding with the respective holders thereof until the expiration of their respective Rate Periods (unless the Borrower elects to prepay any thereof in accordance with the applicable provisions of this Agreement), and interest on and repayments of such Eurodollar Rate Loans will be paid thereon to the respective Banks holding such Eurodollar Rate Loans pro rata based on the respective principal amounts thereof outstanding;

           (f) Notwithstanding anything to the contrary in this Section 2.4,(i) no Bank shall have any obligation to increase its Commitment under this Section 2.4 unless it agrees in writing to do so in its sole discretion, (ii) no Bank shall have any right to decrease the amount of its Commitment as a result of any requested increase of the Commitments pursuant to this Section 2.4, (iii) the Agent shall have no obligation to arrange, find or locate any New Bank to participate in any unsubscribed portion of any increase in the Commitments requested by the Borrower, (iv) each increase in the Commitments requested by the Borrower shall not be less than $2,500,000, and (v) after giving effect to any increase in the Commitments pursuant to this Section 2.4, the sum of the Commitments shall not exceed $150,000,000; and

           (g) The Borrower shall execute and deliver to the Agent (for delivery by the Agent to each applicable Bank) a new Note payable to each applicable Bank (including each New Bank) participating in any increase of the Commitments in the original principal amount of such Bank's Commitment after giving effect to any such increase of the Commitments.

3.   PAYMENTS AND PREPAYMENTS

     3.1 Required Prepayments. The Borrower agrees to make prepayments of the Loans as follows:

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

           (c) Immediately upon the termination of any period of 180 consecutive calendar days in which the aggregate principal amount outstanding under the Notes, the Long-Term Credit Facility Notes and the Term Loan Facility has exceeded the Borrower's Available Senior Funded Debt Capacity outstanding under the Senior Notes, the Borrower will prepay


--------------------------------------------------------------------------------
     the Notes, the Long-Term Credit Facility Notes and/or the Term Loan Facility by the amount of such excess, together with all interest accrued on such prepaid amount and such other amounts that may be required to be paid in consequence of such prepayment under Section 2.3(d).

     3.2 Repayment of the Loans. Borrower shall repay the principal amount of each Loan, on the last day of the Rate Period for such Loan, together with all accrued and unpaid interest thereon as of such date, irrespective of any claim, set off, defense, or other right which the Borrower may have at any time against any Bank, the Agent or any other Person.

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


--------------------------------------------------------------------------------

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

4.   COMMITMENT FEE AND OTHER FEES

     4.1 Commitment Fee. The Borrower agrees to pay to the Agent for the account of each Bank a commitment fee based on a year of 360 days, from the Closing Date to, but not including, the Maturity Date (or such earlier date as of which all Commitments shall have terminated), on the daily average unused amount of each Bank's Commitment, such commitment fee to be payable quarterly in arrears on (a) the last day of each March, June, September, and December, commencing on June 30, 2002 and (b) the Maturity Date, at a rate per annum changing with the rating of the Borrower's unsecured, non-credit enhanced Senior Funded Debt, and determined in accordance with the following grid:

      ===================================================================
         Rating of the Borrower's unsecured, non-credit        Percentage
             enhanced Senior Funded Debt                       Per Annum
      -------------------------------------------------------------------

        Equal to or greater than A3 by Moody's Investor
        Service, Inc. and equal to or greater than A- by
                      ---
        Standard and Poor's Ratings Group                        0.105%
      -------------------------------------------------------------------

        Baa1 by Moody's Investor Service, Inc. or BBB+ by
                                               --
        Standard and Poor's Ratings Group                        0.130%
      -------------------------------------------------------------------

        Baa2 by Moody's Investor Service, Inc. or BBB by
                                               --
        Standard and Poor's Ratings Group                        0.130%
      -------------------------------------------------------------------

        Baa3 by Moody's Investor Service, Inc. or BBB- by
                                               --
        Standard and Poor's Ratings Group                         0.130%
      -------------------------------------------------------------------

        Equal to or less than Ba1 by Moody's Investor
        Service, Inc. and equal to or less than BB+ by
                      ---
        Standard and Poor's Ratings Group                         0.230%
      ===================================================================


--------------------------------------------------------------------------------

In the event that Borrower withdraws from having its unsecured, non-credit enhanced Senior Funded Debt being rated by Moody's Investor Service, Inc. or Standard and Poor's Ratings Group, so that one or both of such ratings services fails to rate the Borrower's unsecured, non-credit enhanced Senior Funded Debt, the component of pricing from the grid set forth above for purposes of determining the applicable commitment fee for all applicable periods commencing thereafter shall be 0.230% until such time as Borrower subsequently causes its unsecured, non-credit enhanced Senior Funded Debt to be rated by both of said ratings services.

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

     4.3 Utilization Fee. The Borrower agrees to pay to Agent, for the account of each Bank, a utilization fee at a rate per annum equal to 0.125%, based on a year of 360 days, from the Closing Date to, but not including, the Maturity Date (or such earlier date as of which the Commitments have been terminated), on the daily average of the aggregate principal amount of the Loans outstanding on those days when such aggregate principal amount of the Loans outstanding exceeds thirty-three percent (33%) of the aggregate amount of the Commitments, such utilization fee to be payable quarterly in arrears on (a) the last day of each March, June, September, and December, commencing on June 30, 2002, and (b) the Maturity Date.

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


--------------------------------------------------------------------------------

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

     6.2 Financial Statements. The Borrower has furnished the Banks with (a) the Borrower's annual audit reports containing the Borrower's consolidated balance sheets, statements of income and stockholder's equity and a cash flow statements as at and for the twelve month period ending June 30, 2001, accompanied by the certificate of Price Waterhouse Coopers and (b) the Borrower's unaudited financial report as of the fiscal quarter ending
December 31, 2001. These statements are complete and correct and present fairly in accordance with GAAP, consistently applied throughout the periods involved, the consolidated financial position of the Borrower and the Subsidiaries and the results of its and their operations as at the dates and for the periods indicated subject, as to interim statements only, to changes resulting from customary end-of-year credit adjustments which in the aggregate will not be material. There has been no material adverse change in the condition, financial or otherwise, of the Borrower or any Subsidiary since December 31, 2001.

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


--------------------------------------------------------------------------------

     6.4 Default. Neither the Borrower nor any Subsidiary is in default under or in violation of the provisions of any instrument evidencing any Debt or of any agreement relating thereto or any judgment, order, law, writ, injunction or decree of any court or any order, regulation or demand of any administrative or governmental instrumentality which default or violation might have a Material Adverse Effect.

     6.5 Title to Assets. The Borrower and each Subsidiary have good and marketable title to their respective assets, subject to no Liens except those permitted in Section 9.2.

     6.6 Payment of Taxes. The Borrower and each Subsidiary have filed all tax returns required to be filed and have paid all taxes shown on said returns and all assessments which are due and payable (except such as are being contested in good faith by appropriate proceedings for which adequate reserves for their payment have been provided in a manner consistent with the accounting practices followed by the Borrower as of December 31, 2001). The Borrower is not aware of any pending investigation by any taxing authority or of any claims by any governmental authority for any unpaid taxes, except as disclosed on Schedule
                                                                    --------
6.6.
---

     6.7 Conflicting or Adverse Agreements or Restrictions. Neither the Borrower nor any Subsidiary is a party to any contract or agreement or subject to any restriction which would have a Material Adverse Effect. Neither the execution and delivery of this Agreement or the Notes or any other Loan Document nor the consummation of the transactions contemplated hereby nor fulfillment of and compliance with the respective terms, conditions and provisions hereof or of the Notes or of any instruments required hereby will conflict with or result in a breach of any of the terms, conditions or provisions of, or constitute a default under, or result in any violation of, or result in the creation or imposition of any lien (other than as contemplated or permitted by this Agreement) on any of the property of the Borrower or any Subsidiary pursuant to
(a) the charter or bylaws applicable to the Borrower or any Subsidiary; (b) any law or any regulation of any administrative or governmental instrumentality; (c) any order, writ, injunction or decree of any court; or (d) the terms, conditions or provisions of any agreement or instrument to which the Borrower or any Subsidiary is a party or by which it is bound or to which it is subject.

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


--------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------

     6.15 Lines of Business. The nature of the Borrower's lines of business are predominately the following: (a) the operation of energy distribution and transportation services, including without limitation, natural gas sales and transportation and distribution, propane sales and distribution and promotion, marketing and sale of compressed natural gas and liquified natural gas; (b) the development and marketing of fuel cell and distributive energy options; (c) electric marketing/generation; and (d) sales and rentals of appliances utilizing one or more of the fuel or energy options specified in this Section 6.15.

     6.16 Environmental Matters. Except as disclosed in Schedule 6.16, all facilities and property owned or leased by the Borrower or any Subsidiary have been and continue to be, owned or leased and operated by the Borrower and each Subsidiary in material compliance with all Environmental Laws; (i) there has not been (during the period of the Borrower's, or a Subsidiary's ownership or lease) any Release of Hazardous Materials at, on or under any property now (or, to the Borrower's knowledge, previously) owned or leased by the Borrower or any Subsidiary (A) in quantities that would be required to be reported under any Environmental Law, (B) that required, or may reasonably be expected to require, the Borrower to expend funds on remediation or cleanup activities pursuant to any Environmental Law except for remediation or clean-up activities that would not be reasonably expected to have a Material Adverse Effect, or (C) that otherwise, singly or in the aggregate, has, or may reasonably be expected to have, a Material Adverse Effect; (ii) the Borrower and each Subsidiary have been issued and are in material compliance with all permits, certificates, approvals, orders, licenses and other authorizations relating to environmental matters necessary for their respective businesses; and (iii) there are no polychlorinated biphenyls (PCB's) or asbestos-containing materials or surface impoundments in any of the facilities now (or, to the knowledge of the Borrower, previously) owned or leased by the Borrower or any Subsidiary, except for asbestos-containing materials of the type and in quantities that, to the knowledge of the borrower, do not currently require remediation, and if remediation of such asbestos-containing materials is hereafter required for any reason, such remediation activities would not reasonably be expected to have a Material Adverse Effect; (iv) Hazardous Materials have not been generated, used, treated, recycled, stored or disposed of in any of the facilities or on any of the property now (or, to the knowledge of the Borrower, previously) owned or leased by the Borrower or any Subsidiary during the time of the Borrower's or such Subsidiary's ownership or leased by the Borrower or any Subsidiary during the time of the Borrower's or such Subsidiary's ownership except in material compliance with all applicable Environmental Laws; and (v) all underground storage tanks located on the property now (or, to the knowledge of the Borrower, previously) owned or leased by the Borrower or any Subsidiary have been (and to the extent currently owned or leased are) operated in material compliance with all applicable Environmental Laws.

7.   CONDITIONS

     The obligation of the Banks to make any Loans is subject to the following conditions:

     7.1   Representations True and No Defaults

           (a) The representations and warranties contained in Section 6 shall be true and correct on and as of the particular Borrowing Date as though made on and as of such date;


--------------------------------------------------------------------------------

           (b) The Borrower shall not be in default in the due performance of any covenant on its part contained in this Agreement;

           (c) No material adverse change shall have occurred with respect to the business, assets, properties or condition (financial or otherwise) of the Borrower reflected in the quarterly financial statements of the Borrower dated December 31, 2001 (copies of such unaudited financial statements having been supplied to the Agent and each Bank); and

           (d) No Event of Default or Default shall have occurred and be continuing.

     7.2 Governmental Approvals. The Borrower shall have obtained all orders, approvals or consents of all public regulatory bodies required for the making and carrying out of this Agreement, the making of the borrowings pursuant hereto, the issuance of the Notes to evidence such borrowings.

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

     7.5 Payment of Fees and Expenses. The Borrower shall have paid (a) all expenses of the type described in Section 12.3 through the date of such Loan and
(b) all closing, structuring and other invoiced fees owed as of the Closing Date to the Agent, any of the Banks and/or J.P. Morgan Securities Inc. by the Borrower under this Agreement or any other written agreement between the Borrower and the Agent, the applicable Bank(s) or J.P. Morgan Securities Inc. The Borrower hereby agrees to fully pay on the Closing Date all of such expenses, closing, structuring and other fees described in the preceding sentence that are then owing on the Closing Date, to the extent that Borrower has been presented an invoice for the same on or before the Closing Date.

     7.6 Loan Documents, Opinions and Other Instruments. As of the Closing Date, the Borrower shall have delivered to the Agent the following: (a) this Agreement, each of the Notes and all other Loan Documents required by the Agent and the Banks to be executed and delivered by the Borrower in connection with this Agreement; (b) a certificate from the Secretary of State of the State of Delaware as to the continued existence and good standing of the Borrower in the State of Delaware; (c) a certificate from Secretary of State of the State of Texas as to the continued qualification of the Borrower to do business in the State of Texas; (d) a current certificate from the Office of the Comptroller of the State of Texas as to the good standing of the Borrower in the State of Texas; (e) a Secretary's Certificate executed by the duly elected Secretary or a duly elected Assistant Secretary of the Borrower, in a form acceptable to the Agent, whereby such Secretary or Assistant Secretary certifies that one or more corporate resolutions adopted by the Board of Directors of the Borrower remain in full force and effect authorizing the Borrower to secure Loans in accordance with the terms of this Agreement; and (f) a legal opinion from in-house counsel for the


--------------------------------------------------------------------------------

Borrower, dated as of the Closing Date, addressed to the Agent and the Lenders and otherwise acceptable in all respects to the Agent in its discretion.

8.   AFFIRMATIVE COVENANTS

     The Borrower covenants and agrees that, so long as the Borrower may borrow hereunder and until payment in full of the Notes, and its other obligations under this Agreement and the other Loan Documents the Borrower will:

     8.1   Financial Statements and Information.  Deliver to the Banks:

           (a) as soon as available, and in any event within 120 days after the end of each fiscal year of the Borrower, a copy of the annual audit report of the Borrower and the Subsidiaries for such fiscal year containing a balance sheet, statements of income and stockholders equity and a cash flow statement, all in reasonable detail and certified by Price Waterhouse Coopers or another independent certified public accountant of recognized standing satisfactory to the Banks. The Borrower will obtain from such accountants and deliver to the Banks at the time said financial statements are delivered the written statement of the accountants that in making the examination necessary to said certification they have obtained no knowledge of any Event of Default or Default, or if such accountants shall have obtained knowledge of any such Event of Default or Default, they shall state the nature and period of existence thereof in such statement; provided that such accountants shall not be liable directly or indirectly
     -------------
     to the Banks for failure to obtain knowledge of any such Event of Default or Default; and

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

All financial statements specified in clauses (a) and (b) above shall be furnished in consolidated and consolidating form for the Borrower and all Subsidiaries with comparative consolidated figures for the corresponding period in the preceding year. Together with each delivery of financial statements required by clauses (a) and (b) above, the Borrower will deliver to the Banks
(i) such schedules, computations and other information as may be required to demonstrate that the Borrower is in compliance with its covenants in Section 9.1 or reflecting any noncompliance therewith as at the


--------------------------------------------------------------------------------
applicable date and (ii) an Officer's Certificate stating that there exists no Event of Default or Default, or, if any such Event of Default or Default exists, stating the nature thereof, the period of existence thereof and what action the Borrower has taken or proposes to take with respect thereto. The Banks are authorized to deliver a copy of any financial statement delivered to it to any regulatory body having jurisdiction over them, and to disclose same to any prospective assignees or participant Lenders.

     8.2   Lease and Investment Schedules.  Deliver to the Banks:

           (a) from time to time and, in any event, with each delivery of annual financial statements under Section 8.1(a), a current, complete schedule of all agreements to rent or lease any property (personal, real or mixed, but not including oil and gas leases) to which the Borrower or any Subsidiary is a party lessee and which, considered independently or collectively with other leases with the same lessor, involve an obligation by the Borrower or a Subsidiary to make payments of at least $250,000.00 in any year, showing the total amounts payable under each such agreement, the amounts and due dates of payments thereunder and containing a description of the rented or leased property, and all other information the Majority Banks may request; and

           (b) with each delivery of annual financial statements under Section 8.1(a) a current complete schedule listing all debt exceeding $200,000.00 in principal amount outstanding and equity owned or held by the Borrower or any Subsidiary containing all information required by, and in a form satisfactory to, the Banks, except for such debt or equity of Subsidiaries.

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

     8.5 Maintenance of Property. Cause its Significant Property and the Significant Property of each Subsidiary to be maintained, preserved, protected and kept in good repair, working order and condition so that the business carried on in connection therewith may be conducted properly and efficiently, except for normal wear and tear.

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


--------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------

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

9.   NEGATIVE COVENANTS

     So long as the Borrower may borrow hereunder and until payment in full of the Notes, except with the written consent of the Banks:

     9.1   Capital Requirements.  The Borrower will not:

           (a) permit its Consolidated Net Worth at the end of any fiscal quarter to be less than the sum of (i) $741,887,000, (ii) 40% of Consolidated Net Income (if positive) for the period commencing on January 1, 2002 and ending on the date of determination, and treated as a single accounting period; (iii) the difference between (A) 100% of the net proceeds of any issuance of capital or preferred stock by the Borrower or any consolidated Subsidiary received by the Borrower or such consolidated Subsidiary at any time after December 31,


--------------------------------------------------------------------------------

     2001; and (B) the aggregate amount of all redemption or repurchase payments hereafter made, if any, by the Borrower and any such consolidated Subsidiary in connection with the repurchase by the Borrower or any such consolidated Subsidiary of any of their respective capital or preferred stock; and (iv) without duplication, the difference between (A) 100% of the net proceeds heretofore and hereafter received by the Borrower and any consolidated Subsidiary in respect of the issuance by the Borrower or such consolidated Subsidiary of the Structured Securities, and (B) the aggregate amount of all redemption payments hereafter made, if any, by the Borrower and any such consolidated Subsidiary in connection with the redemption of any of the Structured Securities; or

           (b) permit the ratio of its Consolidated Total Indebtedness to its Consolidated Total Capitalization to be greater than (i) 0.70 to 1.00 at the end of any fiscal quarter ending prior to or on June 30, 2002 and (ii)
     0.65 to 1.00 at the end of any fiscal quarter ending after June 30, 2002;
     or

           (c) acquire, or permit any Subsidiary to acquire, any assets other than (i) investments permitted under Section 9.4, or (ii) Qualifying Assets; or

           (d) permit the ratio of EBDIT to Cash Interest Expense for the four fiscal quarters most recently ended (considered as a single accounting period) at any time to be less than 2.00 to 1.00 at all times; or

           (e) permit the aggregate outstanding principal amount of the Notes, the Long-Term Credit Facility Notes and the Term Loan Facility to exceed for a period of 180 consecutive days the Borrower's Available Senior
     Funded Debt Capacity.

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

           (c) Liens on assets of a Subsidiary to secure obligations of such Subsidiary to the Borrower or another Subsidiary; and

           (d) Liens on property existing at the time of acquisition thereof by the Borrower or any Subsidiary, including without limitation, any property acquired by the Borrower in consummating and finalizing any of the Prior Acquisitions, or purchase money Liens placed on an item of real or personal property purchased by the Borrower or any Subsidiary to


--------------------------------------------------------------------------------
     secure a portion of the purchase price of such property, provided that no such Lien may encumber or cover any other property of the Borrower or any Subsidiary.

     9.3 Debt. The Borrower will not, and will not permit any Subsidiary to, incur or permit to exist any Debt, except:

           (a) Debt evidenced by the Notes, the Long-Term Credit Facility Notes, the Facility Letter of Credit Obligations or outstanding under the Term Loan Facility not in default;

           (b)   Debt of any Subsidiary to the Borrower or any other Subsidiary;

           (c) Debt existing as of December 31, 2002 as reflected on financial statements delivered under Section 6.2(b) and refinancings thereof other than Debt that has been refinanced by the proceeds of Loans or the proceeds of the Long-Term Credit Facility;

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

           (f)   Debt evidenced by Senior Notes; and

           (g) additional Debt of the Borrower and Structured Securities of the Borrower and the Southern Union Trusts provided that after giving effect to the issuance thereof, there shall exist no Default or Event of Default; and: (i) the ratio of Consolidated Total Indebtedness to Consolidated Total Capitalization shall be no greater than (A) 0.70 to 1.00 at all times during the period ending June 30, 2002, and (B) 0.65 to 1.00 at all times thereafter; (ii) the ratio of EBDIT for the four fiscal quarters most recently ended to pro forma Cash Interest Expense for the following four fiscal quarters shall be no less than 2.00 to 1.0 at all times; provided, however, that if the additional Debt for which the
            --------  -------
     determinations required to be made by this subparagraph (g) will be used to finance in whole or in part the consideration to be paid by the Borrower for the acquisition of any entity otherwise permitted under the terms of this Agreement, the determination of EBDIT for purposes of this ratio shall include not only the EBDIT of the Borrower and its Subsidiaries for the four fiscal quarters most recently ended, but shall also include the EBDIT of such entity to be acquired for such four fiscal quarters most recently ended; and (iii) (A) such Debt and Structured Securities shall have a final maturity or mandatory redemption date, as the case may be, no earlier than the Maturity Date and shall mature or be subject to mandatory redemption or mandatory defeasance no earlier than the Maturity Date (as so extended) and shall be subject to no mandatory redemption or "put" to the Borrower or any Southern Union Trust exercisable, or sinking fund or other similar mandatory principal payment provisions that require payments to be made toward


--------------------------------------------------------------------------------
     principal, prior to such Maturity Date (as so extended); or (B)(x) such additional Debt shall have a final maturity date prior to the Maturity Date, (y) such additional Debt shall not exceed One Hundred Million Dollars ($100,000,000.00) in the aggregate plus Twenty Million Dollars ($20,000,000.00) of reimbursement obligations incurred in connection with Non-Facility Letters of Credit issued by a Bank or Banks or by any other financial institution; provided, however, that for purposes of determining
                            --------  -------
     the aggregate amount of such additional Debt for purposes of this subclause
     (y), neither the $30,000,000 of 8.375% mortgage notes of PG Energy maturing December 1, 2002 nor the Debt of the Borrower under the Term Loan Facility shall be included, and such Debt outstanding under said 8.375% mortgage notes of PG Energy and under the Term Loan Facility shall be deemed to be permitted Debt for purposes of this subclause (y), and (z) such additional Debt shall be borrowed from a Bank or Banks as a loan or loans arising independent of this Agreement, the Long-Term Credit Facility Agreement or the Term Loan Facility or shall be borrowed from a financial institution that is not a Bank under this Agreement, the Long-Term Credit Facility Agreement or the Term Loan Facility.

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


--------------------------------------------------------------------------------

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

           (e) loans or advances by the Borrower to customers in connection with and pursuant to marketing and merchandising products that the Borrower reasonably expects to increase sales of the Borrower or Subsidiaries, provided that: (i) such loans must be either less than $2,000,000.00 to any one customer (or group of affiliated customers, shown on the Borrower's records to be Affiliates); and (ii) all such loans must not exceed $24,000,000.00 in the aggregate outstanding at any time;

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

     9.6 Merger, Consolidation, Etc. The Borrower will not, and will not permit any Subsidiary to, merge or consolidate with any other Person or sell, lease, transfer or otherwise dispose of (whether in one transaction or a series of transactions) all or a substantial part of its assets


--------------------------------------------------------------------------------
or acquire (whether in one transaction or a series of transactions) all or a substantial part of the assets of any Person, except that:

           (a) any Subsidiary may merge or consolidate with the Borrower (provided that the Borrower shall be the continuing or surviving
      -------------
     corporation) or with any one or more Subsidiaries;

           (b) any Subsidiary may sell, lease, transfer or otherwise dispose of any of its assets to the Borrower or another Subsidiary;

           (c) the Borrower may acquire the assets of any Person, provided that, after giving effect to such acquisition, the Borrower is in compliance with the provisions of Sections 9.1(c); and

           (d) the Borrower or any Subsidiary may sell, lease, assign or otherwise dispose of assets as otherwise permitted under Section 9.8.

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

     9.8 Sale or Other Disposition of Assets. The Borrower will not, and will not permit any Subsidiary to, except as permitted under this Section 9.8, sell, assign, lease, or otherwise dispose of (whether in one transaction or in a series of transactions) all or any part of its Property (whether now owned or hereafter acquired); provided, however, that (i) the Borrower or any Subsidiary may in the ordinary course of business dispose of (a) Property consisting of Inventory; and (b) Property consisting of goods or equipment that are, in the opinion of the Borrower or any Subsidiary, obsolete or unproductive, but if in the good faith judgment of the Borrower or any Subsidiary such disposition without replacement thereof would have a Material Adverse Effect, such goods and equipment shall be replaced, or their utility and function substituted, by new or existing goods or equipment; (ii) the Borrower may transfer or dispose of any of its Significant Property (in any transaction or series of transactions) to any Subsidiary or Subsidiaries only if such Property so transferred or disposed of after the Closing Date has an aggregate value as of the date of such transfer or disposition (determined after depreciation and in accordance with GAAP) of not more than ten percent (10%) of the aggregate value of all of the Borrower's and its Subsidiaries' real property and tangible personal property other than Inventory considered on a consolidated basis and determined after depreciation and in accordance with GAAP, as of December 31, 2001; (iii) the Borrower may dispose of its real property in one or more sale/leaseback transactions, provided that any Debt incurred in connection with such transaction does not create a Default as defined herein; (iv) a Southern Union Trust may distribute the Borrower's subordinated debt securities constituting a portion of the Structured Securities, on the terms and under the conditions set out in the registration statement therefor filed with the Securities and Exchange Commission on March 25, 1995 or any similar registration


--------------------------------------------------------------------------------
statement hereafter filed with the Securities and Exchange Commission in connection with any other Structured Securities issued in connection with the Prior Acquisitions; (v) the Borrower or any Subsidiary may dispose of real property or tangible personal property other than Inventory (in consideration of such amount as in the good faith judgment of the Borrower or such Subsidiary represents a fair consideration therefor), provided that the aggregate value as of the date of disposition of such property disposed of (determined after depreciation and in accordance with GAAP) after the Closing Date does not exceed ten percent (10%) of the aggregate value of all of the Borrower's and its Subsidiaries' real property and tangible personal property other than Inventory considered on a consolidated basis and determined after depreciation and in accordance with GAAP, as of December 31, 2001; (vi) the Borrower may dispose of Qualifying Assets of the type described in clause (ii) of the definition of Qualifying Assets, provided that the Borrower make a payment on the Loan in an amount equal to the lesser of (a) the net sales proceeds from such disposition, and (b) the amount of Loan proceeds used to acquire such clause (ii) Qualifying Assets; and (vii) the Borrower may dispose of other Investments of the type acquired under the terms of Section 9.4(h), provided that the Borrower make a payment on the Loan in an amount equal to the lesser of (a) the net sales proceeds from such disposition, and (b) the amount of Loan proceeds used to acquire such other Investments.

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


--------------------------------------------------------------------------------

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

10.  EVENTS OF DEFAULT; REMEDIES

     If any of the following events shall occur, then the Agent shall at the request, or may with the consent, of the Majority Banks, (a) by notice to the Borrower, declare the Commitment of each Bank and the several obligation of each Bank to make Loans hereunder to be terminated, whereupon the same shall forthwith terminate, and (b) declare the Notes and all interest accrued and unpaid thereon, and all other amounts payable under the Notes, this Agreement and the other Loan Documents, to be forthwith due and payable, whereupon the Notes, all such interest and all such other amounts, shall become and be forthwith due and payable without presentment, demand, protest, or further notice of any kind (including, without limitation, notice of default, notice of intent to accelerate and notice of acceleration), all of which are hereby expressly waived by the Borrower; provided, however, that with respect to any Event of Default described in Sections 10.7 or 10.8 hereof, (i) the Commitment of each Bank and the obligation of the Banks to make Loans shall automatically be terminated and (ii) the entire unpaid principal amount of the Notes, all interest accrued and unpaid thereon, and all such other amounts payable under the Notes, this Agreement and the other Loan Documents, shall automatically become immediately due and payable, without presentment demand, protest, or any notice of any kind (including, without limitation, notice of default, notice of intent to accelerate and notice of acceleration), all of which are hereby expressly waived by the Borrower:

     10.1 Failure to Pay Principal or Interest. The Borrower does not pay, repay or prepay any principal of or interest on any Note or any Long-Term Credit Facility Note when due; or

     10.2 Failure to Pay Commitment Fee or Other Amounts. The Borrower does not pay any commitment fee or any other obligation or amount payable under this Agreement, the Long-Term Credit Facility Agreement, the Notes, the Long-Term Credit Facility Notes, or any Reimbursement Obligation within two (2) calendar days after the same shall have become due; or


--------------------------------------------------------------------------------

     10.3 Failure to Pay Other Debt. The Borrower or any Subsidiary fails to pay principal or interest aggregating more than $3,000,000.00 on any other Debt when due and any related grace period has expired, or the holder of any of such other Debt declares such Debt due prior to its stated maturity because of the Borrower's or any Subsidiary's default thereunder and the expiration of any related grace period; or

     10.4 Misrepresentation or Breach of Warranty. Any representation or warranty made by the Borrower herein or otherwise furnished to the Agent or any Bank in connection with this Agreement or any other Loan Document shall be incorrect, false or misleading in any material respect when made; or

     10.5 Violation of Negative Covenants. The Borrower violates any covenant, agreement or condition contained in Sections 9.2, 9.3, 9.5, 9.6, 9.9, 9.10, 9.11, or 9.15; or

     10.6 Violation of Other Covenants, Etc. The Borrower violates any other covenant, agreement or condition contained herein (other than the covenants, agreements and conditions set forth or described in Sections 10.1, 10.2, 10.3, 10.4, and 10.5 above) or in any other Loan Document and such violation shall not have been remedied within (30) days after written notice has been received by the Borrower from the Agent or the holder of any Note; or

     10.7 Bankruptcy and Other Matters. The Borrower or any Subsidiary (a) makes an assignment for the benefit of creditors; or (b) admits in writing its inability to pay its debts generally as they become due; or (c) generally fails to pay its debts as they become due; or (d) files a petition or answer seeking for itself, or consenting to or acquiescing in, any reorganization, arrangement, composition, readjustment, liquidation, dissolution, or similar relief under any applicable Debtor Law (including, without limitation, the Federal Bankruptcy
Code); or (i) there is appointed a receiver, custodian, liquidator, fiscal agent, or trustee of the Borrower or any Subsidiary or of the whole or any substantial part of their respective assets; or (ii) any court enters an order, judgment or decree approving a petition filed against the Borrower or any Subsidiary seeking reorganization, arrangement, composition, readjustment, liquidation, dissolution, or similar relief under any Debtor Law and either such order, decree or judgment so filed against it is not dismissed or stayed (unless and until such stay is no longer in effect) within thirty (30) days of entry thereof or an order for relief is entered pursuant to any such law; or

     10.8 Dissolution. Any order is entered in any proceeding against the Borrower or any Subsidiary decreeing the dissolution, liquidation, winding-up or split-up of the Borrower or such Subsidiary, and such order remains in effect for thirty (30) days; or

     10.9 Undischarged Judgment. Final Judgment or final judgments in the aggregate, that might be or give rise to Liens on any property of the Borrower or any Subsidiary, for the payment of money in excess of $5,000,000.00 shall be rendered against the Borrower or any Subsidiary and the same shall remain undischarged for a period of thirty (30) days during which execution shall not be effectively stayed; or

     10.10 Environmental Matters. The occurrence of any of the following events that could result in liability to the Borrower or any Subsidiary under any Environmental Law or the creation of a Lien on any property of the Borrower or any Subsidiary in favor of any governmental authority or


--------------------------------------------------------------------------------
any other Person for any liability under any Environmental Law or for damages arising from costs incurred by such Person in response to a Release or threatened Release of Hazardous Materials into the environment if any such asserted liability or Lien exceeds $10,000,000.00 and if any such lien would cover any property of the Borrower or any Subsidiary which property is or would reasonably be considered to be integral to the operations of the Borrower or any Subsidiary in the ordinary course of business:

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

11.  THE AGENT

     11.1 Authorization and Action. Each Bank hereby appoints JPMorgan as its Agent under and irrevocably authorizes the Agent (subject to Sections 11.1 and 11.7) to take such action as the Agent on its behalf and to exercise such powers under this Agreement and the Notes as are delegated to the Agent by the terms thereof, together with such powers as are reasonably incidental thereto. Without limitation of the foregoing, each Bank expressly authorizes the Agent to execute, deliver, and perform its obligations under this Agreement, and to exercise all rights, powers, and remedies


--------------------------------------------------------------------------------
that the Agent may have hereunder. As to any matters not expressly provided for by this Agreement (including, without limitation, enforcement or collection of the Notes), the Agent shall not be required to exercise any discretion or take any action, but shall be required to act, or to refrain from acting (and shall be fully protected in so acting or refraining from acting), upon the instructions of the Majority Banks, and such instructions shall be binding upon all the Banks and all holders of any Note; provided, however, that the Agent shall not be required to take any action which exposes the Agent to personal liability or which is contrary to this Agreement or applicable law. The Agent agrees to give to each Bank prompt notice of each notice given to it by the Borrower pursuant to the terms of this Agreement.

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

     11.3 Defaults. The Agent shall not be deemed to have knowledge of the occurrence of a Default (other than the nonpayment of principal of or interest hereunder or of any fees) unless the Agent has received notice from a Bank or the Borrower specifying such Default and stating that such notice is a Notice of Default. In the event that the Agent receives such a notice of the occurrence of a Default, the Agent shall give prompt notice thereof to the Banks (and shall give each Bank prompt notice of each such nonpayment). The Agent shall (subject to Section 11.7) take such action with respect to such Default; provided that, unless and until the Agent shall have received the directions referred to in Sections 11.1 or 11.7, the Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default as it shall deem advisable and in the best interest of the Banks.


--------------------------------------------------------------------------------

     11.4 JPMorgan and Affiliates. With respect to its Commitment, any Loan made by it, and the Note issued to it, JPMorgan shall have the same rights and powers under this Agreement as any other Bank and may exercise the same as though it were not the Agent; and the term "Bank" or "Banks" shall, unless otherwise expressly indicated, include JPMorgan in its individual capacity. JPMorgan and its respective Affiliates may accept deposits from, lend money to, act as trustee under indentures of, and generally engage in any kind of business with, the Borrower, any of its respective Affiliates and any Person who may do business with or own securities of the Borrower or any such Affiliate, all as if JPMorgan were not the Agent and without any duty to account therefor to the Banks.

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

     11.6 Indemnification. Notwithstanding anything to the contrary herein contained, the Agent shall be fully justified in failing or refusing to take any action hereunder unless it shall first be indemnified to its satisfaction by the Banks against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses, and disbursements of any kind or nature whatsoever which may be imposed on, incurred by or asserted against the Agent in any way relating to or arising out of its taking or continuing to take any action. Each Bank agrees to indemnify the Agent (to the extent not reimbursed by the Borrower), according to such Bank's Commitment, from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses, and disbursements of any kind or nature whatsoever which may be imposed on, incurred by, or asserted against the Agent in any way relating to or arising out of this Agreement or the Notes or any action taken or omitted by the Agent under this Agreement or the Notes; provided that no Bank shall be liable for any portion of such liabilities,
-------- ----
obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses, or disbursements resulting from the gross negligence or willful misconduct of the person being indemnified; and provided further that it is the
                                                -------- -------
intention of each Bank to indemnify the Agent against the consequences of the Agent's own negligence, whether such negligence be sole, joint, concurrent, active or passive. Without limitation of the foregoing, each Bank agrees to reimburse the Agent promptly upon demand for its Pro Rata Percentage of any out-of-pocket expenses (including attorneys' fees) incurred by the Agent in connection with the preparation, administration, or enforcement of, or legal


--------------------------------------------------------------------------------
advice in respect of rights or responsibilities under, this Agreement and the Notes, to the extent that the Agent is not reimbursed for such expenses by the Borrower.

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

     12.2 Amendments, Waivers, Etc. No amendment or waiver of any provision of any Loan Document, nor consent to any departure by the Borrower therefrom, shall in any event be effective


--------------------------------------------------------------------------------
unless the same shall be in writing and signed by the Borrower and the Majority Banks, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided, however, that no amendment, waiver, or consent shall, unless in writing and signed by each Bank, do any of the following: (a) waive any of the conditions specified in
Section 7; (b) increase the Commitment of any Bank or alter the term thereof, or subject any Bank to any additional or extended obligations; (c) change the principal of, or rate of interest on, any Note, or any fees or other amounts payable hereunder; (d) postpone any date fixed for any payment of principal of, or interest on, any Note, or any fees (including, without limitation, any fee) or other amounts payable hereunder; (e) change the percentage of the Commitments or of the aggregate unpaid principal amount of any Note, or the number of Banks which shall be required for Banks, or any of them, to take any action hereunder; or (f) amend this Section 12.2; and provided, further, that no amendment, waiver, or consent shall, unless in writing and signed by the Agent in addition to each Bank, affect the rights or duties of the Agent under any Loan Document. No failure or delay on the part of any Bank or the Agent in exercising any power or right hereunder shall operate as a waiver thereof nor shall any single or partial exercise of any such right or power, or any abandonment or discontinuance of steps to enforce such a right or power, preclude any other or further exercise thereof or the exercise of any other right or power. No course of dealing between the Borrower and any Bank or the Agent shall operate as a waiver of any right of any Bank or the Agent. No modification or waiver of any provision of this Agreement or the Note nor consent to any departure by the Borrower therefrom shall in any event be effective unless the same shall be in writing, and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given. No notice to or demand on the Borrower in any case shall entitle the Borrower to any other or further notice or demand in similar or other circumstances.

     12.3 Reimbursement of Expenses. The Borrower agrees to reimburse (a) the Agent for its reasonable out-of-pocket expenses (including (i) due diligence expenses, syndication expenses and travel expenses incurred prior to the Closing date not to exceed $15,000 in the aggregate and (ii) the reasonable fees and expenses of counsel to the Agent) in connection with the transactions contemplated by this Agreement, whether or not such contemplated transactions shall be consummated, or any of them, or otherwise in connection with this Agreement, including its negotiation, preparation, execution, administration and modification and (b) the Agent and each Bank for all reasonable fees incurred by the Agent or any Bank in connection with the enforcement of this Agreement after the occurrence of any Event of Default which is then continuing, including the reasonable fees and expenses of counsel to the Agent and each Bank related thereto, (c) the Agent for costs and expenses of the Agent for environmental consultants related to the transactions contemplated and governed by this Agreement, and (d) the Agent and each Bank for costs and expenses of the Agent and each Bank in connection with due diligence, transportation, computer time and research and duplication. The Borrower agrees to pay any and all stamp and other taxes which may be payable or determined to be payable in connection with the execution and delivery of this Agreement or the Notes, and to save any holder of any Note harmless from any and all liabilities with respect to or resulting from any delay or omission to pay any such taxes. The obligations of the Borrower under this Section 12.3 shall survive the termination of this Agreement and/or the payment of the Notes.


--------------------------------------------------------------------------------

     12.4 Notices. All notices and other communications provided for herein shall be in writing (including telex, facsimile, or cable communication) and shall be mailed, telecopied, telexed, cabled or delivered addressed as follows:

           (a)   If to the Borrower,
                 to it at:              Southern Union Company
                                        One PEI Center
                                        Wilkes-Barre, Pennsylvania  18711-0601
                                        Attention:  Mr. Richard N. Marshall
                                        Fax:  (570) 820-2401


--------------------------------------------------------------------------------
                 with copies to:        Southern Union Company
                                        One PEI Center
                                        Wilkes-Barre, Pennsylvania 18711-0601
                                        Attention:  Dennis K. Morgan, Esq.
                                        Fax:  (570) 820-2402


           (b)   If to the Agent,
                 to it at:              JPMorgan Chase Bank
                                        700 Lavaca, 2nd Floor
                                        Austin, Texas  78701
                                        Attention:  Manager/Commercial Lending
                                        Fax:  (512) 479-2853

                 with a copy to:        JPMorgan Chase Bank
                                        Loan and Agency Services
                                        One Chase Manhattan Plaza, 8th Floor
                                        New York, New York 10081
                                        Attention: Mr. Muniram Appanna
                                        Fax:  (212) 552-2261

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

     12.5 Governing Law; Venue. THIS AGREEMENT AND THE NOTES SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS AND THE UNITED STATES OF AMERICA; provided, however, that Chapter 346 of the Texas Finance Code, as amended, shall not apply to this Agreement and the Notes issued hereunder. Travis County, Texas shall be a proper place of venue to enforce payment or performance of this Agreement and the other Loan Documents by the Borrower, unless the Agent shall give its prior written consent to a different venue. The Borrower hereby irrevocably waives, to the fullest extent permitted by law, any objection which it may now or hereafter have to the laying of venue of any suit, action or proceeding arising out of or relating to any of the Loan Documents in the District Courts of Travis County, Texas, or in the United States District Court for the Western District of Texas, Austin Division, and hereby further irrevocably waives any claims that any such suit, action or proceeding brought in any such court has been brought in an inconvenient forum. The Borrower hereby irrevocably agrees that, provided that the Borrower can obtain personal jurisdiction over and service of process upon the Agent or the applicable Bank, any legal proceeding against the Agent or any Bank arising out of or in connection with this Agreement or the other Loan Documents shall be brought in the district courts of Travis County, Texas, or in the United States District Court for the Western District of Texas, Austin Division. Nothing contained in this Section or in any other


--------------------------------------------------------------------------------
provision of any Loan Document (unless expressly provided otherwise) shall be deemed or construed as an agreement by any Bank to be subject to the jurisdiction of such courts.

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

     12.13 Sale or Assignment

           (a) Each Bank may assign to one or more Banks, Bank Affiliates or other Eligible Assignees all or a portion of its interests, rights and obligations under this Agreement (including, without limitation, all or a portion of its Commitments and the Note held by it); provided, however,
                                                          -------- --------
     that (i) with respect to any assignment to any Eligible Assignee (other than another Bank or a Bank Affiliate), the Agent and Borrower must give their respective prior written consent, such consent not to be unreasonably withheld; (ii) each such assignment shall be of a constant, and not a varying, percentage of all of the assigning Banks rights and obligations under this Agreement; (iii) the amount of the Commitments so assigned shall equal or exceed $5,000,000.00; (iv) the Commitment of each Bank shall be not less than $5,000,000.00 (subject only to reductions pursuant to Sections 3.6 and 10 hereof); (v) the parties to each such assignment shall execute and deliver to the Agent, for its acceptance and recording in the Register (as hereinafter defined), an Assignment and Acceptance in the form of Exhibit C attached hereto and made a part hereof (the "Assignment and
        ---------
     Acceptance"), together with any Note subject to such assignment and a processing and recordation fee of $3,500.00; (vi) any such assignment from one Bank to another Bank shall not require the consent of the Agent or the Borrower if such assignment does not result in any Bank holding more than 60% of the aggregate outstanding Commitments; and (vii) any such assignment shall not require the consent of the Borrower if a Default or Event of Default shall have occurred and is then continuing. Upon such execution, delivery, acceptance, and recording, from and after the effective date specified in each Assignment and Acceptance, which effective date shall be the date on which such Assignment and Acceptance is accepted by the Agent,
     (A) the Eligible Assignee thereunder shall be a party hereto and, to the extent that rights and obligations hereunder have been assigned to it pursuant to such Assignment and Acceptance, have the rights and obligations of a Bank under the Loan Documents, and (B) the Bank assignor thereunder shall, to the extent that rights and obligations hereunder have been assigned by it pursuant to such Assignment and Acceptance, relinquish its rights and be released from its obligations under


--------------------------------------------------------------------------------
     the Loan Documents (and, in the case of an Assignment and Acceptance covering all or the remaining portion of an assigning Bank's rights and obligations under the Loan Documents, such Bank shall cease to be a party thereto).

           (b) By executing and delivering an Assignment and Acceptance, the Bank assignor thereunder and the Eligible Assignee thereunder confirm to and agree with each other and the other parties hereto as follows: (i) other than as provided in such Assignment and Acceptance, such assigning Bank makes no representation or warranty and assumes no responsibility with respect to any statements, warranties, or representations made in or in connection with any Loan Document or the execution, legality, validity, enforceability, genuineness, sufficiency, or value of any Loan Document or any other instrument or document furnished pursuant thereto; (ii) such assigning Bank makes no representation or warranty and assumes no responsibility with respect to the financial condition of the Borrower or any Subsidiary or the performance or observance by the Borrower of any of its obligations under any Loan Document or any other instrument or document furnished pursuant thereto; (iii) such Eligible Assignee confirms that it has received a copy of the Loan Documents, together with copies of the financial statements referred to in Section 6.2 and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Assignment and Acceptance; (iv) such Eligible Assignee, independently and without reliance upon the Agent, such assigning Bank, or any Bank and based on such documents and information as it shall deem appropriate at the time, will continue to make its own credit decisions in taking or not taking action under this Agreement; (v) such Eligible Assignee appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers under any Loan Document as are delegated to the Agent by the terms thereof, together with such powers as are reasonably incidental thereto; and (vi) such Eligible Assignee agrees that it will perform in accordance with their terms all of the obligations which by the terms of any Loan Document are required to be performed by it as a Bank.

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

           (d) Upon its receipt of an Assignment and Acceptance executed by an assigning Bank, together with any Note subject to such assignment, the Agent, if such Assignment and Acceptance has been completed and is in substantially the form of Exhibit C, shall (i) accept such Assignment and
                               ---------
     Acceptance; (ii) record the information contained therein in the Register; and (iii) give prompt notice thereof to the Borrower. Within three (3) Business Days after its receipt of such notice, the Borrower at its own expense, shall execute and deliver to the Agent in exchange for each surrendered Note a new Note to the order of such


--------------------------------------------------------------------------------

     Eligible Assignee in an amount equal to the Commitment assumed by it pursuant to such Assignment and Acceptance and, if the assigning Bank has retained a Commitment hereunder, a new Note to the order of the assigning Bank in an amount equal to the Commitment retained by it hereunder. The new Notes shall be in an aggregate principal amount equal to the aggregate principal amount of the surrendered Notes, shall be dated the effective date of such Assignment and Acceptance and shall otherwise be in substantially the form of Exhibit C attached hereto and made a part hereof.
                               ---------
     Upon receipt by the Agent of each such new Note conforming to the requirements set forth in the preceding sentences, the Agent shall return to the Borrower each such surrendered Note marked to show that each such surrendered Note has been replaced, renewed, and extended by such new Note.

           (e) Each Bank may sell participations to one or more banks or other entities in or to all or a portion of its rights and/or obligations under this Agreement (including, without limitation, all or a portion of its Commitment and the Note held by it); provided, however, that (i) each
                                          -----------------
     Bank's obligations under this Agreement (including, without limitation, its Commitment to the Borrower hereunder) shall remain unchanged; (ii) such Bank shall remain solely responsible to the other parties hereto for the performance of such obligations; (iii) except as provided below, such Bank shall remain the holder of any such Note for all purposes of this Agreement; and (iv) the participating banks or other entities shall be entitled to the benefits of Sections 2.3 and 3.6 to recover costs, losses and expenses in the circumstances, and to the extent provided in Section 2.3, as though such participant were a Bank; provided, however, the amounts
                                                  --------  -------
     to which a participant shall be entitled to obtain  pursuant to Sections
     2.3 and 3.6 shall be determined by reference to such participant's selling Bank and shall be recoverable solely from such selling Bank and (v) the Borrower, the Agent and the other Banks shall continue to deal solely and directly with the selling Bank in connection with such Bank's rights and obligations under this Agreement and the other Loan Documents; provided,
                                                                    --------
     however, the selling Bank may grant a participant rights with respect to
     -------
     amendments, modification or waivers with respect to any fees payable hereunder to such Bank (including the amount and the dates fixed for the payment of any such fees) or the amount of principal or the rate of interest payable on, the dates fixed for any payment of principal or interest on, the Loans, or the release of any obligations of the Borrower hereunder and under the other Loan Documents, or the release of any security for any of the Obligations. Except with respect to cost protections contained in Sections 2.3 and 3.6, no participant shall be a third party beneficiary of this Agreement and shall not be entitled to enforce any rights provided to its selling Bank against the Company under this Agreement.

           (f) Notwithstanding anything herein to the contrary, each Bank may pledge and assign all or any portion of its rights and interests under the Loan Documents to any Federal Reserve Bank.

           (g) For purposes of this Section 12.13, "Bank Affiliate" shall mean (a) with respect to any Bank, (i) an Affiliate of such Bank or (ii) any entity (whether a corporation, partnership, trust or otherwise) that is engaged in making, purchasing, holding or otherwise investing in bank loans and similar extensions of credit in the ordinary course of its business and is administered or managed by a Bank or an Affiliate of such Bank and (b) with respect to any Bank that is a fund which invests in bank loans and similar extensions of credit, any


--------------------------------------------------------------------------------
     other fund that invests in bank loans and similar extensions of credit and is managed by the same investment advisor as such Bank or by an Affiliate of such investment advisor. Each Bank Affiliate shall be deemed for purposes hereof to be an "Eligible Assignee."

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


--------------------------------------------------------------------------------

THEM (THE "INDEMNIFIED PARTIES"), FROM AND AGAINST ALL CLAIMS, ACTIONS, SUITS, AND OTHER LEGAL PROCEEDINGS, DAMAGES, COSTS, INTEREST, CHARGES, TAXES, COUNSEL FEES, AND OTHER EXPENSES AND PENALTIES (INCLUDING WITHOUT LIMITATION ALL ATTORNEY FEES AND COSTS OR EXPENSES OF SETTLEMENT) WHICH ANY OF THE INDEMNIFIED PARTIES MAY SUSTAIN OR INCUR BY REASON OF OR ARISING OUT OF (a) THE MAKING OF ANY LOAN HEREUNDER, THE EXECUTION AND DELIVERY OF THIS AGREEMENT AND THE NOTES AND THE CONSUMMATION OF THE TRANSACTIONS CONTEMPLATED THEREBY AND THE EXERCISE OF ANY OF THE BANKS' RIGHTS UNDER THIS AGREEMENT AND THE NOTES OR OTHERWISE, INCLUDING, WITHOUT LIMITATION, DAMAGES, COSTS, AND EXPENSES INCURRED BY ANY OF THE INDEMNIFIED PARTIES IN INVESTIGATING, PREPARING FOR, DEFENDING AGAINST, OR PROVIDING EVIDENCE, PRODUCING DOCUMENTS, OR TAKING ANY OTHER ACTION IN RESPECT OF ANY COMMENCED OR THREATENED LITIGATION UNDER ANY FEDERAL SECURITIES LAW OR ANY SIMILAR LAW OF ANY JURISDICTION OR AT COMMON LAW OR (b) ANY AND ALL CLAIMS OR PROCEEDINGS (WHETHER BROUGHT BY A PRIVATE PARTY, GOVERNMENTAL AUTHORITY OR OTHERWISE) FOR BODILY INJURY, PROPERTY DAMAGE, ABATEMENT, REMEDIATION, ENVIRONMENTAL DAMAGE, OR IMPAIRMENT OR ANY OTHER INJURY OR DAMAGE RESULTING FROM OR RELATING TO THE RELEASE OF ANY HAZARDOUS MATERIALS LOCATED UPON, MIGRATING INTO, FROM, OR THROUGH OR OTHERWISE RELATING TO ANY PROPERTY OWNED OR LEASED BY THE BORROWER OR ANY SUBSIDIARY (WHETHER OR NOT THE RELEASE OF SUCH HAZARDOUS MATERIALS WAS CAUSED BY THE BORROWER, ANY SUBSIDIARY, A TENANT, OR SUBTENANT OF THE BORROWER OR ANY SUBSIDIARY, A PRIOR OWNER, A TENANT, OR SUBTENANT OF ANY PRIOR OWNER OR ANY OTHER PARTY AND WHETHER OR NOT THE ALLEGED LIABILITY IS ATTRIBUTABLE TO THE HANDLING, STORAGE, GENERATION, TRANSPORTATION, OR DISPOSAL OF ANY HAZARDOUS MATERIALS OR THE MERE PRESENCE OF ANY HAZARDOUS MATERIALS ON SUCH PROPERTY; PROVIDED THAT THE BORROWER SHALL NOT BE LIABLE TO THE INDEMNIFIED
               -------------
PARTIES WHERE THE RELEASE OF SUCH HAZARDOUS MATERIALS OCCURS AT ANY TIME AT WHICH THE BORROWER OR ANY SUBSIDIARY CEASES TO OWN OR LEASE SUCH PROPERTY); AND PROVIDED FURTHER THAT NO INDEMNIFIED PARTY SHALL BE ENTITLED TO THE BENEFITS OF
----------------
THIS SECTION 12.16 TO THE EXTENT ITS OWN GROSS NEGLIGENCE OR WILLFUL MISCONDUCT CONTRIBUTED TO ITS LOSS; AND PROVIDED FURTHER THAT IT IS THE INTENTION OF THE
                             ----------------
BORROWER TO INDEMNIFY THE INDEMNIFIED PARTIES AGAINST THE CONSEQUENCES OF THEIR OWN NEGLIGENCE. THIS AGREEMENT IS INTENDED TO PROTECT AND INDEMNIFY THE INDEMNIFIED PARTIES AGAINST ALL RISKS HEREBY ASSUMED BY THE BORROWER. FOR PURPOSES OF THE FOREGOING SECTION 12.16, THE PHRASE "CONSUMMATION OF THE TRANSACTIONS CONTEMPLATED THEREBY" SET FORTH IN SUBPARAGRAPH (a) ABOVE SHALL INCLUDE, BUT NOT BE LIMITED TO, THE FINANCING OF ANY CORPORATE TAKEOVER PERMITTED HEREUNDER AND THE BORROWER'S USE OF THE LOAN PROCEEDS FOR THE PURPOSE OF


--------------------------------------------------------------------------------

ACQUIRING ANY EQUITY INTERESTS DESCRIBED IN SUBPARAGRAPH (ii) OF THE DEFINITION OF "QUALIFYING ASSETS" SET FORTH IN THIS AGREEMENT (AS AMENDED). THE OBLIGATIONS OF THE BORROWER UNDER THIS SECTION 12.16 SHALL SURVIVE ANY TERMINATION OF THIS AGREEMENT AND THE REPAYMENT OF THE NOTES.

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

     12.20 Pro Rata Treatment. All Loans under, and all payments and other amounts received in connection with this Agreement (including, without limitation, amounts received as a result of the exercise by any Bank of any right of set off) shall be effectively shared by the Banks ratably in accordance with the respective Pro Rata Percentages of the Banks. If any Bank shall obtain any payment (whether voluntary, involuntary, through the exercise of any right of set off, or otherwise) on account of the principal of, or interest on, or fees in respect of, any Note held by it (other than pursuant to Section 2.3(d)) in excess of its Pro Rata Percentage of payments on account of similar Notes obtained by all the Banks, such Bank shall forthwith purchase from the other Banks such participations in the Notes or Loans made by them as shall be necessary to cause such purchasing Bank to share the excess payment ratably with each of them; provided, however, that if all or any portion of such excess payment is thereafter recovered from such purchasing Bank, such purchase from each Bank shall be rescinded and such Bank shall repay to the purchasing Bank the purchase price to the extent of such recovery together with an amount equal to such Bank's ratable share (according to the proportion of (a) the amount of such Bank's required repayment to (b) the total amount so recovered from the purchasing Bank) of any interest or other amount paid or payable by the purchasing Bank in respect of the total amount so recovered. Disproportionate payments of interest shall be shared by the purchase of separate participations in unpaid interest obligations, disproportionate payments of fees shall be shared by the purchase of separate participations in unpaid fee obligations, and disproportionate payments of principal shall be shared by the purchase of separate participations in unpaid principal obligations. The Borrower agrees that any Bank so


--------------------------------------------------------------------------------
purchasing a participation from another Bank pursuant to this Section 12.20 may, to the fullest extent permitted by law, exercise all its rights of payment (including the right of set-off) with respect to such participation as fully as if such Bank were the direct creditor of the Borrower in the amount of such participation. Notwithstanding the foregoing, a Bank may receive and retain an amount in excess of its Pro Rata Percentage to the extent but only to the extent, that such excess results from such Bank's Highest Lawful Rate exceeding another Bank's Highest Lawful Rate.

     12.21 Final Agreement. THIS WRITTEN AGREEMENT REPRESENTS THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENT'S OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.

     12.22 WAIVER OF JURY TRIAL. EACH PARTY HERETO HEREBY WAIVES, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ANY RIGHT IT MAY HAVE TO A TRIAL BY JURY IN ANY LEGAL PROCEEDING DIRECTLY OR INDIRECTLY ARISING OUT OF OR RELATING TO THIS AGREEMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY (WHETHER BASED ON CONTRACT, TORT OR ANY OTHER THEORY). EACH PARTY HERETO (A) CERTIFIES THAT NO REPRESENTATIVE, AGENT OR ATTORNEY OF ANY OTHER PARTY HAS REPRESENTED, EXPRESSLY OR OTHERWISE, THAT SUCH OTHER PARTY WOULD NOT, IN THE EVENT OF LITIGATION, SEEK TO ENFORCE THE FOREGOING WAIVER AND (B) ACKNOWLEDGES THAT IT AND THE OTHER PARTIES HERETO HAVE BEEN INDUCED TO ENTER INTO THIS AGREEMENT BY, AMONG OTHER THINGS, THE MUTUAL WAIVERS AND CERTIFICATIONS IN THIS SECTION.


--------------------------------------------------------------------------------

         IN WITNESS WHEREOF, the parties hereto, by their respective officers thereunto duly authorized, have executed this Agreement on the dates set forth below to be effective as of June 10, 2002.


                               SOUTHERN UNION COMPANY


                               By:   Richard N. Marshall
                                     -------------------
                               Name: Richard N. Marshall
                                     -------------------
                               Title: Treasurer & Director of Investor Relations
                                      ------------------------------------------






Commitment:                    JPMORGAN Chase Bank,
$15,000,000                    for itself and as Agent for the Banks

                               By:   Ken M. Sample
                                     -------------
                               Name: Ken M. Sample
                                     -------------
                               Title: Senior Vice President
                                      ---------------------


--------------------------------------------------------------------------------

Commitment:                    BANK ONE, NA
$15,000,000                    (Main Office-Chicago)

                               By:   Sharon K. Webb
                                     --------------
                               Name: Sharon K. Webb
                                     --------------
                               Title: Associate Director
                                      ------------------


                               Address for Notices:

                               Bank One, NA
                               1 Bank One Plaza, Suite IL1-0363
                               Chicago, Illinois 60670
                               Attention: Ms. Sharon K. Webb
                               Fax No.:  (312) 732-5435

                               Separate Domestic and Eurodollar Lending Office:

                               Bank One, NA
                               1 Bank One Plaza, Suite IL1-0634
                               Chicago, Illinois 60670

Commitment:                    WACHOVIA BANK, NATIONAL ASSOCIATION
$15,000,000
                               By:   Rotcher Watkins
                                     ---------------
                               Name: Rotcher Watkins
                                     ---------------
                               Title:  Managing Director
                                       -----------------


                               Address for Notices:

                               Wachovia Bank, National Association
                               191 Peachtree St. NE, 28th Floor
                               Atlanta, Georgia 30303
                               Attention: Mr. Reid Harden
                               Fax No.:  (404) 332-3580

                               Separate Domestic and Eurodollar Lending Office:

                               Wachovia Bank, National Association
                               201 South College St.
                               Charlotte North Carolina 28288


--------------------------------------------------------------------------------

Commitment:                    FLEET NATIONAL BANK
$15,000,000
                               By:   Stephen J. Hoffman
                                     ------------------
                               Name: Stephen J. Hoffman
                                     ------------------
                               Title:  Vice President
                                       --------------


                               Address for Notices:

                               Fleet National Bank
                               Global Energy
                               100 Federal Street, MA DE 10008A
                               Boston, Massachusetts 02110
                               Attention:  Mr. Stephen Hoffman
                               Fax No.:  (617) 434-3652



Commitment:                    THE BANK OF TOKYO-MITSUBISHI, LTD.
$10,000,000
                               By:    K. Glasscock
                                      ------------
                               Name:  K. Glasscock
                                      ------------
                               Title:   VP & Manager
                                        ------------


                               Address for Notices:

                               The Bank of Tokyo-Mitsubishi, Ltd.
                               1100 Louisiana Street, Suite 2800
                               Houston, Texas 77002
                               Attention:  Ms. Joan Stanton
                               Fax No.:  (713) 658-0116


--------------------------------------------------------------------------------

Commitment:                    CHANG HWA COMMERCIAL BANK, LTD.
$10,000,000
                               By:      James Lin
                                        ---------
                               Name:    James Lin
                                        ---------
                               Title:   SVP & General Manager
                                        ---------------------


                               Address for Notices:

                               Chang Hwa Commercial Bank, Ltd.
                               333 S. Grand, Suite 600
                               Los Angeles, California 90071
                               Attention:  Mr. George Wang
                               Fax No.:  (213) 620-7227


Commitment:                    CREDIT LYONNAIS NEW YORK BANK
$10,000,000
                               By:    Bernard Weymuller
                                      -----------------
                               Name:  Bernard Weymuller
                                      -----------------
                               Title: Senior Vice President
                                      ---------------------


                               Address for Notices:

                               Credit Lyonnais New York Branch
                               1301 Travis, Suite 2100
                               Houston, Texas 77002
                               Attention:  Mr. Darrell Stanley
                               Fax No.:  (713) 890-8602


--------------------------------------------------------------------------------

Commitment:                    MIZUHO CORPORATE BANK, LTD.
$10,000,000
                               By:      Toru Maeda
                                        ----------
                               Name:    Toru Maeda
                                        ----------
                               Title:   General Manager - Houston Office
                                        --------------------------------


                               Address for Notices:

                               Mizuho Corporate Bank, Ltd.
                               One Houston Center
                               1221 McKinney Street, Suite 4100
                               Houston, Texas 77010
                               Attention:  Mr. Lynn Williford
                               Fax No.:  (713) 759-0717

                               Separate Domestic and Eurodollar Lending Office:

                               Mizuho Corporate Bank, Ltd.
                               1251 Avenue of the Americas
                               New York, New York  10020-1104





Commitment:                    UMB BANK, N.A.
$8,000,000
                               By:    David A. Proffitt
                                      -----------------
                               Name:  David A. Proffitt
                                      -----------------
                               Title: Senior Vice President
                                      ---------------------


                               Address for Notices:

                               UMB Bank, n.a.
                               1010 Grand Blvd.
                               Kansas City, Missouri 64106
                               Attention:  Mr. David A. Proffitt
                               Fax No.:  (816) 860-7143


--------------------------------------------------------------------------------

Commitment:                    CITIZENS BANK OF RHODE ISLAND
$7,600,000
                               By:      Marian L. Barrette
                                        ------------------
                               Name:    Marian L. Barrette
                                        ------------------
                               Title:   Vice President
                                        --------------


                               Address for Notices:

                               Citizens Bank of Rhode Island
                               One Citizens Plaza
                               Mail Stop RC0480
                               Providence, Rhode Island 02903
                               Attention:  Ms. Marian L. Barrette
                               Fax No.:  (401) 455-5404



Commitment:                    MANUFACTURERS & TRADERS TRUST CO.
$6,450,000
                               By:      Thomas V. Amico
                                        ---------------
                               Name:    Thomas V. Amico
                                        ---------------
                               Title:   Vice President
                                        --------------


                               Address for Notices:

                               Manufacturers & Traders Trust Co.
                               1 Fountain Plaza
                               Buffalo, New York 14203
                               Attention:  Mr. Clayton Salzman
                               Fax No.:  (716) 848-7881


--------------------------------------------------------------------------------

Commitment:                    KBC BANK, N.V.
$6,000,000
                               By:     Rik Scheerlinck
                                       ---------------
                               Name:   Rik Scheerlinck
                                       ---------------
                               Title:  Sr. Vice President & General Manager
                                       ------------------------------------



                               Address for Notices:

                               KBC Bank N.V.
                               New York Branch
                               Atlanta Representative Office
                               245 Peachtree Center Avenue, Suite 2550
                               Atlanta, Georgia 30303
                               Attention:  Mr. Filip Fefrante
                               Fax No.:  (212) 584-5465

                               Separate Domestic and Eurodollar Lending Office:

                               KBC Bank N.V.
                               New York Branch
                               125 West 55th Street
                               New York, New York  10019


--------------------------------------------------------------------------------

                                    EXHIBIT A

                                 REVOLVING NOTE
                          (Short-Term Credit Facility)

$                                                                       , 200
---------------                                              -----------     ---

         FOR VALUE RECEIVED, the undersigned, SOUTHERN UNION COMPANY, a corporation organized under the laws of Delaware (the "Borrower"), HEREBY
PROMISES TO PAY to the order of                                     (the
                                -----------------------------------
"Bank"), on or before the Maturity Date (as defined in the Credit Agreement),
the principal sum of                  Million and No/ 100ths Dollars
                     ----------------
($ ,000,000.00) in accordance with the terms and provisions of that certain
  -
Revolving Credit Agreement (Short-Term Credit Facility) dated June 10, 2002, by and among the Borrower, the Bank, the other banks named on the signature pages thereof, and JPMORGAN Chase Bank, as Agent (the "Credit Agreement"). Capitalized terms used herein and not otherwise defined shall have the meanings ascribed to such terms in the Credit Agreement.

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

         Payments of principal and interest, and all amounts due with respect to costs and expenses, shall be made in lawful money of the United States of America in immediately available funds, without deduction, set off or counterclaim to the account of the Agent at the principal office of JPMorgan Chase Bank in Houston, Texas (or such other address as the Agent under the Credit Agreement may specify) not later than noon (Houston time) on the dates on which such payments shall become due pursuant to the terms and provisions set forth in the Credit Agreement.

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

         If any payment of principal or interest on this Revolving Note shall become due on a Saturday, Sunday, or public holiday on which the Agent is not open for business, such payment shall


--------------------------------------------------------------------------------
be made on the next succeeding Business Day and such extension of time shall in such case be included in computing interest in connection with such payment.

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

         All agreements between the Borrower and the Bank, whether now existing or hereafter arising and whether written or oral, are hereby expressly limited so that in no contingency or event whatsoever, whether by reason of demand being made on this Revolving Note or otherwise, shall the amount paid, or agreed to be paid, to the Bank for the use, forbearance, or detention of the money to be loaned under the Credit Agreement and evidenced by this Revolving Note or otherwise or for the payment or performance of any covenant or obligation contained in the Credit Agreement or this Revolving Note exceed the amount permissible at Highest Lawful Rate. If as a result of any circumstances whatsoever, fulfillment of any provision hereof or of the Credit Agreement at the time performance of such provision shall be due, shall involve transcending the limit of validity prescribed by applicable usury law, then, ipso facto, the obligation to be fulfilled shall be reduced to the limit of such validity, and if from any such circumstance, the Bank shall ever receive interest or anything which might be deemed interest under applicable law which would exceed the amount permissible at the Highest Lawful Rate, such amount which would be excessive interest shall be applied to the reduction of the principal amount owing on account of this Revolving Note or the amounts owing on other obligations of the Borrower to the Bank under the Credit Agreement and not to the payment of interest, or if such excessive interest exceeds the unpaid principal balance of this Revolving Note and the amounts owing on other obligations of the Borrower to the Bank under the Credit Agreement, as the case may be, such excess shall be refunded to the Borrower. In determining whether or not the interest paid or payable under any specific contingencies exceeds the Highest Lawful Rate, the Borrower and the Bank shall, to the maximum extent permitted under applicable law, (a) characterize any nonprincipal payment as an expense, fee or premium rather than as interest; (b) exclude voluntary prepayments and the effects thereof, and (c) amortize, prorate, allocate and spread in equal parts during the period of the full stated term of this Revolving Note, all interest at any time contracted for, charged, received or reserved in connection with the indebtedness evidenced by this Revolving Note.

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


--------------------------------------------------------------------------------

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

                                     SOUTHERN UNION COMPANY


                                     By:
                                            ---------------------------
                                     Name:
                                            ---------------------------
                                     Title:
                                            ---------------------------


--------------------------------------------------------------------------------

                                    EXHIBIT B

                               NOTICE OF BORROWING
                          (Short-Term Credit Facility)

         The undersigned hereby certifies that s/he is an officer of SOUTHERN UNION COMPANY, a corporation organized under the laws of Delaware (the "Borrower"), authorized to execute this Notice of Borrowing on behalf of the Borrower. With reference to that certain Revolving Credit Agreement (Short-Term Credit Facility) dated June 10, 2002 (as same may be amended, modified, increased, supplemented and/or restated from time to time, the "Credit Agreement") entered into by and between the Borrower, JPMORGAN Chase Bank, as Agent, and the Banks identified therein, the undersigned further certifies, represents and warrants to Banks on behalf of the Borrower that to his best knowledge and belief after reasonable and due investigation and review, all of the following statements are true and correct (each capitalized term used herein having the same meaning given to it in the Credit Agreement unless otherwise specified):

         (a) Borrower requests that the Banks advance to the Borrower the
aggregate sum of $          by no later than             , 200   (the "Borrowing
                  ---------                  ------------     --
Date"). Immediately following such Loan, the aggregate outstanding balance of
Loans shall equal $          . Borrower requests that the Loans bear interest as
                   ----------
follows:

                    (i) The principal amount of the Loans, if any, which shall bear interest at the Alternate Base Rate requested to be made by the Banks is $________. The initial Rate Period for such Loans shall be 90
                   --------                                                  --
         days.
         ----

                    (ii) The principal amount of the Loans, if any, which shall bear interest at the Eurodollar Rate for which the Rate Period shall be
         fifteen days requested to be made by the Banks is $                  .
                                                            ------------------

                    (iii) The principal amount of the Loans, if any, which shall bear interest at the Eurodollar Rate for which the Rate Period shall be
         one month requested to be made by the Banks is $          .
                                                         ----------

                    (iv) The principal amount of the Loans, if any, which shall bear interest at the Eurodollar Rate for which the Rate Period shall be
         two months requested to be made by the Banks is $         .
                                                          ---------

                    (v) The principal amount of the Loans, if any, which shall bear interest at the Eurodollar Rate for which the Rate Period shall be
         three months requested to be made by the Banks is $         .
                                                            ---------

                    (vi) The principal amount of the Loans, if any, which shall bear interest at the Eurodollar Rate for which the Rate Period shall be
         six months requested to be made by the Banks is $          .
                                                          ----------


--------------------------------------------------------------------------------

         (b) The proceeds of the borrowing shall be deposited into Borrower's demand deposit account at JPMorgan Chase Bank more fully described as follows:

         Account No. 09916100522, styled Southern Union Company.

         (c) Of the aggregate sum to be advanced, $              will be
                                                   -------------
advanced to provide working capital pursuant to Section 5.1(a) of the Credit
Agreement and $         _will be advanced for the purposes set forth in Section
               ----------
5.1(b) of the Credit Agreement; and $           will be advanced for the
                                     ----------
purposes set forth in Section 5.1(c) of the Credit Agreement; and $
                                                                   -----------
will be advanced for the purposes of replacing Loans currently outstanding under the Credit Agreement.

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

         (g) No change that would cause a material adverse effect on the business, operations or condition (financial or otherwise) of the Borrower has occurred since the date of the most recent financial statements provided to the
Banks dated as of           , 200  .
                  ----------     --

         EXECUTED AND DELIVERED this       day of                , 200  .
                                     -----        ---------------     --


                                          SOUTHERN UNION COMPANY
                                          ----------------------


                                          By:
                                                 --------------------------
                                          Name:
                                                 --------------------------
                                          Title:
                                                 --------------------------


--------------------------------------------------------------------------------

                                    EXHIBIT C

                            ASSIGNMENT AND ACCEPTANCE


                              [NAME AND ADDRESS OF
                                 ASSIGNING BANK]



                                                                         , 200
                                                          ---------------     --

----------------
----------------
----------------
----------------

         Re: Southern Union Company Restated Revolving Credit Agreement (Short-Term Credit Facility)

Ladies and Gentlemen:

         We have entered into a Restated Revolving Credit Agreement (Short-Term Credit Facility) dated as of June 10, 2002 (the "Credit Agreement"), among certain banks (including us), JPMorgan Chase Bank, which has been succeeded through merger by The Chase Manhattan Bank (the "Agent") and Southern Union Company (the "Company"). Capitalized terms used herein and not otherwise defined shall have the meanings ascribed to such terms in the Credit Agreement.

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

1. ASSIGNMENT. We hereby sell you and assign to you without recourse, and you hereby unconditionally and irrevocably acquire for your own account and risk, a percent ( %) undivided interest ("your assigned share") in each of the following (the "Assigned Obligations"):

         a.   our Note;

         b. all Loans and interest thereon as provided in Section 2 of the Credit Agreement [,except that interest shall accrue on your assigned share in the principal of Alternate Base Rate Loans and Eurodollar Rate Loans at an
annual rate equal to the rate provided in the Credit Agreement minus      %];
                                                                     -----
and


--------------------------------------------------------------------------------

         c. commitment fees payable pursuant to Section 4 of the Credit Agreement[, except that your assigned share in such fees shall be at an annual
rate equal to the rate  provided in the Credit  Agreement  minus     %].
                                                                 ----

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


--------------------------------------------------------------------------------

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

                                 Very truly yours,


                                 ------------------------------------------



                                 By:
                                        --------------------------------
                                 Name:
                                        --------------------------------
                                 Title:
                                        --------------------------------

                                 [Street Address]
                                                  ------------------------------
                                 [City, State, Zip Code]
                                                         -----------------------
                                 Telephone:
                                            ----------------------
                                 Telecopy:
                                           -----------------------


AGREED AND ACCEPTED:


-------------------------------

By:
         -------------------------
Name:
         -------------------------
Title:
         -------------------------

Attention:
               --------------------
Telephone:
               --------------------
Telecopy:
               --------------------
Account for Payments:
                      -------------

         ASSIGNMENT APPROVED PURSUANT TO SECTION 12.13 OF THE CREDIT AGREEMENT AND RELEASE APPROVED IN SECTION 2 OF THIS AGREEMENT:


--------------------------------------------------------------------------------

SOUTHERN UNION COMPANY           JPMORGAN CHASE BANK, AGENT

By:                              By:
     ------------------------           ---------------------------
Name:                            Name:
     ------------------------           ---------------------------
Title:                           Title:
      -----------------------           ---------------------------


--------------------------------------------------------------------------------

                                  SCHEDULE 6.1

                                  SUBSIDIARIES


          Subsidiary                                   State of Organization

Alternate Energy Corporation                               Rhode Island
Atlantic Utilities Corporation*                               Florida
Capital Center Energy Company, L.L.C.                      Rhode Island
Capital Center Generating Company, L.L.C.                  Rhode Island
CCEI, L.L.C.                                               Rhode Island
Contigo, Inc. *                                              Delaware
Delaware Business Trust
Delaware Business Trust
Delaware Business Trust
DownCity Energy Company, L.L.C.                            Rhode Island
Energia Estrella del Sur, S.A. de C.V.                        Mexico
Energy Worx, Inc.                                            Delaware
Enhanced Service Systems, Inc.                               Delaware
Fall River Gas Appliance Company, Inc.                     Massachusetts
Honesdale Gas Company*                                     Pennsylvania
Mercado Gas Services Inc.                                    Delaware
Newport America Corporation                                Rhode Island
Norteno Pipeline Company                                     Delaware
P.E.C./S.O.C. Massachusetts Acquisition Co., Inc.*         Massachusetts
Patience Realty Corp.                                      Rhode Island
PEI Power Corporation                                      Pennsylvania
Penn Gas Development Co.*                                  Pennsylvania
Pennsylvania Energy Resources, Inc.*                       Pennsylvania
PG Energy Services Inc.*                                   Pennsylvania
ProvEnergy Fuels, Inc.*                                    Rhode Island
ProvEnergy HomeWorks, Inc.*                                Rhode Island
ProvEnergy Power Company, L.L.C.*                          Rhode Island
Providence Energy Oil Enterprises, Inc.*                   Rhode Island
Providence Energy Services, Inc.*                          Rhode Island
Prudence Corporation                                       Rhode Island
Rhode Island Development & Exploration Company*            Rhode Island
Southern Transmission Company                                Delaware
Southern Union Energy International, Inc.                    Delaware
Southern Union Financial I                                   Delaware
Southern Union Financial II                                  Delaware
Southern Union Financial III                                 Delaware
Southern Union Gas Company, Inc.*                            Delaware


--------------------------------------------------------------------------------

          Subsidiary                                   State of Organization

Southern Union Gas Company, Inc. Texas*                       Texas
Southern Union International Investments, Inc.               Delaware
Southern Union Technology Partners, L.P.                      Texas
Southern Union Total Energy Systems, Inc.                    Delaware
SU Acquisition Corporation*                                 California
SUGAir Aviation Company                                      Delaware
SUGAir NC Aviation Company                                North Carolina
Super Service Motor Oil Company, Inc.*                     Rhode Island
Super Service Oil Co.*                                     Rhode Island
Super Service Realty Co., Inc.                             Rhode Island
SUPro Energy Company                                         Delaware
Sygent, Inc.*                                                Delaware
Valley Appliance and Merchandising Company                 Rhode Island
Valley Propane, Inc.*                                      Rhode Island
Western Utilities, Inc. Delaware*                            Delaware
Western Utilities, Inc. New Mexico*                          New Mexico
RI Development & Exploration Co.                           Rhode Island


* Inactive


--------------------------------------------------------------------------------

                                  SCHEDULE 6.3

                               MATERIAL LITIGATION


Municipal Franchise Litigation

         In August 1998, a jury in Edinburg, Texas concluded deliberations on the City of Edinburg's franchise fee lawsuit against PG&E Gas Transmission, Texas Corporation (formerly Valero Energy Corporation ("Valero") and a number of its subsidiaries, as well as former Valero subsidiary Rio Grande Valley Gas Company ("RGV") and RGV's successor company, Southern Union Company. Southern Union Company purchased RGV from Valero in October 1993. The jury awarded the plaintiff damages against all defendants under several largely overlapping but mutually exclusive claims totaling approximately $13,000,000. The trial judge subsequently reduced the award to approximately $700,000 against Southern Union Company and $7,800,000 against Valero and Southern Union Company together. The trial court's decision was appealed to the Thirteenth District of the Texas Court of Appeals ("Court of Appeals"). The Court of Appeals reversed and modified the trial court's judgment and awarded the City of Edinburg $585,000, plus pre-judgment interest of $190,000, against RGV, Southern Union Company and Valero for breach of contract. The Court of Appeals upheld the award for attorneys' fees of approximately $3,500,000 against Valero, RGV and Southern Union Company. Southern Union Company has appealed this decision to the Supreme Court of Texas. Southern Union Company will continue to monitor its position in this case.

Other

         Southern Union Company and its subsidiaries are parties to other legal proceedings that management considers to be normal actions to which an enterprise of its size and nature might be subject. Management does not consider these actions to be material to Southern Union Company's overall business or financial conditions, results of operations or cash flows.


--------------------------------------------------------------------------------

                                  SCHEDULE 6.6

                                   TAX CLAIMS


Missouri Sales Tax Audit - no assessments made to-date
Texas Sales Tax Audit - no assessments made to-date
Florida Sales Tax Audit - $12,560 (partially in dispute)
Internal Revenue Service - $10,400 for calendar year 1999 (disputed)


--------------------------------------------------------------------------------

                                  SCHEDULE 6.16


                              ENVIRONMENTAL MATTERS


None


--------------------------------------------------------------------------------

                                                                   Exhibit 10(c)


                AMENDED AND RESTATED TERM LOAN CREDIT AGREEMENT


                            DATED AS OF JULY 15, 2002

                                  BY AND AMONG

                             SOUTHERN UNION COMPANY

                                as the Borrower,


                             THE BANKS NAMED HEREIN

                                  as the Banks,


                               JPMORGAN CHASE BANK

                          as the Administrative Agent,
                                       AND
                           J.P. MORGAN SECURITIES INC.
                   as the Sole Book Manager and Lead Arranger

                 AMENDED AND RESTATED TERM LOAN CREDIT AGREEMENT

         Reference is hereby made to that certain Term Loan Credit Agreement (Short-Term Credit Facility) dated as of August 28, 2000, executed by and between SOUTHERN UNION COMPANY, a corporation organized under the laws of Delaware (the "Borrower"), the financial institutions listed on the signature pages of said Term Loan Credit Agreement (each of said financial institutions now or hereafter a party to said Term Loan Credit Agreement being hereinafter referred to collectively as "Banks" and individually as a "Bank"), and THE CHASE MANHATTAN BANK, a New York banking corporation which is now known as JPMorgan Chase Bank, in its capacity as agent (the "Agent") for the Banks. Said Term Loan Credit Agreement is referred to herein as the "Original Agreement."

         As a result of certain discussions between the Borrower, the Agent and the Banks, the parties to the Original Agreement now desire to amend and restate the Original Agreement in its entirety. Accordingly, the Original Agreement is hereby amended and restated in its entirety to hereafter be and read as follows:

         SOUTHERN UNION COMPANY, a corporation organized under the laws of Delaware (hereinafter called the "Borrower"), the financial institutions listed on the signature pages hereof (collectively, the "Banks" and individually, a "Bank"), JPMORGAN CHASE BANK, a New York banking corporation formerly known as The Chase Manhattan Bank ("JPMorgan") in its capacity as administrative agent (the "Agent") for the Banks hereunder, hereby agree as follows:

1. CERTAIN DEFINITIONS. As used in this Agreement, the following terms shall have the following meanings:

         "Additional Costs" shall mean, with respect to any Rate Period in the case of any Eurodollar Rate Loan, all costs, losses or payments, as determined by any Bank in its sole and absolute discretion (which determination shall be conclusive in the absence of manifest error) that such Bank or its Domestic Lending Office or its Eurodollar Lending Office does, or would, if such Eurodollar Rate Loan were funded during such Rate Period by the Domestic Lending Office or the Eurodollar Lending Office of such Bank, incur, suffer or make by reason of:

         (a) any and all present or future taxes (including, without limitation, any interest equalization tax or any similar tax on the acquisition of debt obligations, or any stamp or registration tax or duty or official or sealed papers tax), levies, imposts or any other charge of any nature whatsoever imposed by any taxing authority on or with regard to any aspect of the transactions contemplated by this Agreement, except such taxes as may be measured by the overall net income of such Bank or its Domestic Lending Office or its Eurodollar Lending Office and imposed by the jurisdiction, or any political subdivision or taxing authority thereof, in which such Bank's Domestic Lending Office or its Eurodollar Lending Office is located; and

         (b) any increase in the cost to such Bank of agreeing to make or making, funding or maintaining any Eurodollar Rate Loan because of or arising from (i) the introduction of, or any change (other than any change by way of imposition or increase of reserve requirements, in the case of any Eurodollar Rate Loan, included in the Eurodollar Rate Reserve Percentage) in or in the


--------------------------------------------------------------------------------
interpretation or administration of, any law or regulation or (ii) the compliance with any request from any central bank or other governmental authority (whether or not having the force of law).

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

         "Agreement" shall mean this Amended and Restated Term Loan Credit Agreement, as the same may be amended, modified, supplemented or restated from time to time.

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

         "Borrowing Date" shall mean a date upon which the Borrower has requested a Loan (or if applicable, the rollover or conversion of the principal balance of any outstanding Loan hereunder for any subsequent Rate Period) to be made in a Notice of Borrowing delivered pursuant to Section 2.1.

         "Business Day" shall mean a day when the Agent is open for business, provided that, if the applicable Business Day relates to any Eurodollar Rate Loan, it shall mean a day when the Agent is open for business and banks are open for business in the London interbank market and in New York City.


--------------------------------------------------------------------------------

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

         "Closing Date" shall mean July 15, 2002.

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

         "Consolidated Total Indebtedness" shall mean all Debt of the Borrower and all Subsidiaries including any current maturities thereof, plus, without duplication, all amounts outstanding under Standby Letters of Credit, including without limitation, all Revolving Facility Letters of Credit.

         "Debt" means (without duplication), for any Person indebtedness for money borrowed determined in accordance with GAAP but in any event including,
(a) indebtedness of such Person for borrowed money or arising out of any extension of credit to or for the account of such Person (including, without



--------------------------------------------------------------------------------
limitation, extensions of credit in the form of reimbursement or payment obligations of such Person relating to letters of credit issued for the account of such Person) or for the deferred purchase price of property or services, except indebtedness which is owing to trade creditors in the ordinary course of business and which is due within thirty (30) days after the original invoice date; (b) indebtedness of the kind described in clause (a) of this definition which is secured by (or for which the holder of such Debt has any existing right, contingent or otherwise, to be secured by) any Lien upon or in Property (including, without limitation, accounts and contract rights) owned by such Person, whether or not such Person has assumed or become liable for the payment of such indebtedness or obligations; (c) Capitalized Lease Obligations of such Person; (d) obligations under direct or indirect Guaranties other than Guaranties issued by the Borrower covering obligations of the Southern Union Trusts under the Structured Securities. Whenever the definition of Debt is being used herein in order to compute a financial ratio or covenant applicable to the consolidated business of the Borrower and its Subsidiaries, Debt which is already included in such computation by virtue of the fact that it is owed by a Subsidiary of the Borrower will not also be added by virtue of the fact that the Borrower has executed a guaranty with respect to such Debt that would otherwise require such guaranteed indebtedness to be considered Debt hereunder. Nothing contained in the foregoing sentence is intended to limit the other provisions of this Agreement which contain limitations on the amount and types of Debt which may be incurred by the Borrower or its Subsidiaries.

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

         "EBDIT" shall mean for any period the sum of (a) consolidated net earnings for the Borrower and its Subsidiaries (excluding for all purposes hereof all extraordinary items), plus (b) each of the following to the extent actually deducted in deriving such net earnings: (i) depreciation and amortization expense; (ii) interest expense; (iii) federal and state income taxes; and (iv) dividends charged against income on or with respect to Structured Securities, in each case before adjustment for extraordinary items, as shown in the financial statements of Borrower and its Subsidiaries referred to in Section 6.2 hereof (excluding for all purposes hereof all extraordinary items), and determined in accordance with GAAP, and (c) plus (or minus, if applicable) the net amount of non-cash deductions from (or additions to, if applicable) such net earnings for such period attributable to fluctuations in the market price(s) of securities which the Borrower is obligated to purchase in future periods under any of the Rabbi Trusts, but only to the extent that such deductions (or additions, if applicable) are required to be taken in accordance with GAAP.


--------------------------------------------------------------------------------

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

         "Eurodollar Rate" shall mean with respect to the applicable Rate Period in effect for each Eurodollar Rate Loan, the sum of (a) the quotient obtained by dividing (i) the annual rate of interest determined by the Agent, at or before 11:00 a.m. Houston time (or as soon thereafter as practicable), on the second Business Day prior to the first day of such Rate Period, to be the annual rate of interest at which deposits of Dollars are offered to the Agent by prime banks in whatever Eurodollar interbank market may be selected by the Agent in its sole discretion, acting in good faith, at the time of determination and in accordance with then existing practice in such market for delivery on the first day of such Rate Period in immediately available funds and having a maturity equal to such Rate Period in an amount substantially equal to the amount of such Eurodollar Rate Loan by (ii) a


--------------------------------------------------------------------------------
percentage equal to 100% minus the Eurodollar Rate Reserve Percentage for such Rate Period, plus (b) an additional percentage per annum changing with the rating of the Borrower's unsecured, non-credit enhanced Senior Funded Debt and determined in accordance with the following grid:

   =========================================================================
                                                                Additional
     Rating of the Borrower's unsecured, non-credit             Percentage
             enhanced Senior Funded Debt                        Per Annum
   -------------------------------------------------------------------------

     Equal to or greater than A3 by Moody's Investor
     Service, Inc. and equal to or greater than A- by
                   ---
     Standard and Poor's Ratings Group                             0.90%
   -------------------------------------------------------------------------

     Baa1 by Moody's Investor Service, Inc. or BBB+ by
                                            --
     Standard and Poor's Ratings Group                             1.00%
   -------------------------------------------------------------------------

     Baa2 by Moody's Investor Service, Inc. or BBB by
                                            --
     Standard and Poor's Ratings Group                             1.05%
   -------------------------------------------------------------------------

     Baa3 by Moody's Investor Service, Inc. or BBB- by
                                            --
     Standard and Poor's Ratings Group                             1.125%
   -------------------------------------------------------------------------

     Equal to or less than Ba1 by Moody's Investor Service,
     Inc. and equal to or less than BB+ by Standard and
          ---
     Poor's Ratings Group                                          1.625%
   =========================================================================

In the event that Borrower withdraws from having its unsecured, non-credit enhanced Senior Funded Debt being rated by Moody's Investor Service, Inc. or Standard and Poor's Ratings Group, so that one or both of such ratings services fails to rate the Borrower's unsecured, non-credit enhanced Senior Funded Debt, the component of pricing from the grid set forth above for purposes of determining the applicable Eurodollar Rate for all Rate Periods commencing thereafter shall be 1.625% until such time as Borrower subsequently causes its unsecured, non-credit enhanced Senior Funded Debt to be rated by both of said ratings services.

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


--------------------------------------------------------------------------------

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

         "Guaranty" means, with respect to any Person, any obligation, contingent or otherwise, of such Person directly or indirectly guaranteeing any Debt of another Person, including, without limitation, by means of an agreement to purchase or pay (or advance or supply funds for the purchase or payment of) such Debt or to maintain financial covenants, or to assure the payment of such Debt by an agreement to make payments in respect of goods or services regardless of whether delivered or


--------------------------------------------------------------------------------
to purchase or acquire the Debt of another, or otherwise, provided that the term "Guaranty" shall not include endorsements for deposit or collection in the ordinary course of business.

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

         "Investment" of any Person means any investment so classified under GAAP, and, whether or not so classified, includes (a) any direct or indirect loan advance made by it to any other Person; (b) any direct or indirect Guaranty for the benefit of such Person; provided, however, that for purposes of determining Investments of Borrower hereunder, the existing Guaranty by Borrower of certain tax increment financing extended by The Fidelity Deposit and Discount Bank to The Redevelopment Authority of the County of Lackawanna shall be deemed to not be an Investment; (c)


--------------------------------------------------------------------------------
any capital contribution to any other Person; and (d) any ownership or similar interest in any other Person; and the amount of any Investment shall be the original principal or capital amount thereof (plus any subsequent principal or capital amount) minus all cash returns of principal or capital thereof.

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

         "Majority Banks" shall mean at any time Banks holding more than 50% of the unpaid principal amounts outstanding under the Notes, or, if no such amounts are outstanding, more than 50% of the Pro Rata Percentages.

         "Material Adverse Effect" shall mean any material adverse effect on (a) the financial condition, business, properties, assets, prospects or operations of the Borrower and its Subsidiaries taken as a whole, or (b) the ability of the Borrower to perform its obligations under this Agreement, any Note or any other Loan Document on a timely basis.

         "Maturity Date" shall mean August 26, 2005, as the same may be extended pursuant to the provisions of Section 2.4 hereof.

         "Non-Revolving Credit Facility Letter of Credit" shall mean any Letter of Credit which is not a Revolving Credit Facility Letter of Credit.

         "Note" or "Notes" shall mean a promissory note or notes, respectively, of the Borrower, executed and delivered under this Agreement.

         "Notice of Borrowing" shall have the meaning set forth in Section
2.1(c).

         "Obligations" shall mean all obligations of the Borrower to the Banks under this Agreement, the Notes and all other Loan Documents to which it is a party.


--------------------------------------------------------------------------------

         "Officer's Certificate" shall mean a certificate signed in the name of the Borrower by either its President, one of its Vice Presidents, its Treasurer, its Secretary, or one of its Assistant Treasurers or Assistant Secretaries.

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


--------------------------------------------------------------------------------

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

         "Rate Period" shall mean the period of time for which the Alternate Base Rate or the Eurodollar Rate shall be in effect as to any Alternate Base Rate Loan or Eurodollar Rate Loan, as the case may be, commencing with the Borrowing Date or the Expiration Date of the immediately preceding Rate Period, as the case may be, applicable to and ending on the effective date of any rollover borrowing made as provided in Section 2.2(a) as the Borrower may specify in the related Notice of Borrowing, subject, however, to the early termination provisions of the second sentence of Section 2.3(c) relating to any Eurodollar Rate Loan; provided, however, that any Rate Period that would otherwise end on a day which is not a Business Day shall be extended to the next succeeding Business Day unless such Business Day falls in another calendar month, in which case such Rate Period shall end on the next preceding Business Day. For any Alternate Base Rate Loan, the Rate Period shall be 90 days; and for any Eurodollar Rate Loan the Rate Period may be 15 days, 1, 2, 3, or 6 months, in each case as specified in the applicable Notice of Borrowing, subject to the provisions of Sections 2.2 and 2.3.

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

         "Revolving Credit Facilities" shall mean (a) that certain $150,000,000.00 revolving credit facility provided to the Borrower under the terms of that certain Revolving Credit Agreement (Short-Term Credit Facility) dated effective June 10, 2002 by and among the Borrower, JPMorgan, as administrative agent, and the banks or financial institutions now or hereafter a party thereto, (b) that certain $225,000,000.00 revolving credit facility provided to the Borrower under the terms of that certain Second Amended and Restated Revolving Credit Agreement (Long-Term Credit Facility) dated effective May 29, 2001 by and among the Borrower, The Chase Manhattan Bank, now known as JPMorgan), as administrative agent, and the banks or financial institutions now or hereafter a party thereto, and (c) any and all amendments, modifications, increases, supplements and/or restatements of either of said revolving credit facilities now or hereafter existing from time to time.

          "Revolving Credit Facility Letter(s) of Credit" shall mean, in the singular form, any Standby Letter of Credit issued for the account of the Borrower under either of the Revolving Credit Facilities and, in the plural form, all such Standby Letters of Credit issued for the account of the Borrower.

         "Securities Act" shall have the meaning set forth in Section 12.1.


--------------------------------------------------------------------------------

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

         "Structured Securities" shall mean collectively (a) the Subordinated Debt Securities, the Guaranties, the Common Securities and the Preferred Securities of the Southern Union Trusts, all as described and defined in the Registration Statement on Form S-3 filed by the Borrower with the Securities and Exchange Commission on March 25, 1995, and (b) subordinated debt securities, guaranties, common securities and/or preferred securities issued in connection with the consummation of the Prior Acquisitions in an aggregate face amount of not more than $150,000,000 upon terms and conditions substantially similar in all material respects to the terms and conditions described and defined in such Registration Statement on Form S-3 filed by the Borrower with the Securities and Exchange Commission on March 25, 1995. For all purposes of this Agreement, the amounts payable by Southern Union Trusts under the Preferred Securities and Common Securities (or similar securities provided for under subclause (b) above) and the amounts payable by the Borrower under the Subordinated Debt Securities or the Guaranties (or similar securities provided for under subclause (b) above) shall be treated without duplication, it being recognized that the amounts payable by Southern Union Trusts are funded with payments made or to be made by the Borrower to Southern Union Trusts and are also guaranteed by the Borrower under the Guaranties described in the S-3 mentioned above (or similar guaranties provided for under subclause (b) above).

         "Subsidiary" or "Subsidiaries" shall mean any corporation or corporations organized under the laws of any state of the United States of America, Canada, or any province of Canada, which conduct(s) the major portion of business in the United States of America or Canada and of which not


--------------------------------------------------------------------------------
less than 50% of the voting stock of every class (except for directors' qualifying shares), at the time as of which any determination is being made, is owned by the Borrower either directly or indirectly through other Subsidiaries.

         "Type" shall mean, with respect to any Loan, any Alternate Base Rate Loan or any Eurodollar Rate Loan.

2.       THE LOANS

         2.1      The Loans

         (a) Subject to the terms and conditions and relying upon the representations and warranties of the Borrower herein set forth, each Bank severally agrees to make a single advance Loan to the Borrower on the Closing Date in a principal amount not exceeding the amount set opposite such Bank's name on the signature pages hereof (such Bank's "Commitment"). The Borrower may not borrow, repay and reborrow any Loan advanced hereunder. However, prior to the Maturity Date, the Borrower shall be entitled to request and receive "rollover" borrowings in accordance with the other provisions of this Agreement for purposes of continuing or converting the applicable rate of interest to accrue on the principal balance of any outstanding Loan hereunder for any subsequent Rate Period in accordance with the other terms of this Agreement, but such rollover borrowings alone shall not change the outstanding principal balance of the Loans or be construed to make this Agreement or the credit facility evidenced hereby a revolving credit facility.

         (b) The Borrower shall execute and deliver to the Agent for each Bank to evidence the Loan made by each Bank under such Bank's Commitment, a Note, which shall be: (i) dated the date of the Closing Date; (ii) in the principal amount of such Bank's maximum Commitment; (iii) in substantially the form attached hereto as Exhibit A, with blanks appropriately filled; (iv) payable to
                   ---------
the order of such Bank on the Maturity Date; and (v) subject to acceleration upon the occurrence of an Event of Default. Each Note shall bear interest on the unpaid principal amount thereof from time to time outstanding at the rate per annum determined as specified in Sections 2.2(a), 2.2(b), 2.3(b) and 2.3(c), payable on each Interest Payment Date and at maturity, commencing with the first Interest Payment Date following the date of each Note.

         (c) Each Loan (or if applicable, the rollover of the principal balance of any outstanding Loan hereunder for any subsequent Rate Period) shall be: (i) in the case of any Eurodollar Rate Loan, in an amount of not less than $1,000,000.00 or an integral multiple of $1,000,000.00 in excess thereof; or
(ii) in the case of any Alternate Base Rate Loan, in an amount of not less than $500,000.00 or an integral multiple of $100,000.00 in excess thereof and, at the option of the Borrower, any borrowing under this Section 2.1(c) may be comprised of two or more such Loans bearing different rates of interest. Each such borrowing (including the rollover of the principal balance of any Loan hereunder for any subsequent Rate Period) shall be made upon prior notice from the Borrower to the Agent in the form attached hereto as Exhibit B (the "Notice of
                                                     ---------
Borrowing") delivered to the Agent not later than 11:00 am (Houston time): (i) on the third Business Day prior to the Borrowing


--------------------------------------------------------------------------------

Date, if such borrowing consists of Eurodollar Rate Loans; and (ii) on the Borrowing Date, if such borrowing consists of Alternate Base Rate Loans. Each Notice of Borrowing shall be irrevocable and shall specify: (i) the amount of the proposed borrowing and of each Loan comprising a part thereof; (ii) the Borrowing Date; (iii) the rate of interest that each such Loan shall bear; and
(iv) the Rate Period with respect to each such Loan and the Expiration Date of each such Rate Period. The Borrower may give the Agent telephonic notice by the required time of any proposed borrowing under this Section 2.1(c) (or if applicable, the rollover of the principal balance of any outstanding Loan hereunder for any subsequent Rate Period); provided that such telephonic notice
                                           -------- ----
shall be confirmed in writing by delivery to the Agent promptly (but in no event later than the Borrowing Date relating to any such borrowing) of a Notice of Borrowing. Neither the Agent nor any Bank shall incur any liability to the Borrower in acting upon any telephonic notice referred to above which the Agent believes in good faith to have been given by the Borrower, or for otherwise acting in good faith under this Section 2.1(c).

         (d) In the case of a proposed borrowing comprised of Eurodollar Rate Loans (or if applicable, the rollover of the principal balance of any outstanding Loan hereunder for any subsequent Rate Period), the Agent shall promptly notify each Bank of the applicable interest rate under Section 2.2. With respect to the initial Loan to be advanced by each Bank as of the Closing Date, each Bank shall, before 11:00 am (Houston time) on the Closing Date, make available for the account of its Applicable Lending Office to the Agent at the Agent's address set forth in Section 12.4, in same day funds, its Pro Rata Percentage of such borrowing. After the Agent's receipt of such funds and upon fulfillment of the applicable conditions set forth in Section 7, on the Closing Date, the Agent shall make the borrowing available to the Borrower at its Applicable Lending Office in immediately available funds. Each Bank shall post on a schedule attached to its Note: (i) the date and principal amount of the Loan made under such Note; (ii) the rate of interest each such Loan will bear; and (iii) each payment of principal thereon; provided, however, that any failure
                                             --------  -------
of such Bank so to mark such Note shall not affect the Borrower's obligations thereunder; and provided further that such Bank's records as to such matters
               --------- -------
shall be controlling whether or not such Bank has so marked such Note. Any deposit to the Borrower's demand deposit account by the Agent or by JPMorgan (of funds received from the Agent) pursuant to a request (whether written or oral) believed by the Agent or by JPMorgan to be an authorized request by the Borrower for a Loan hereunder shall be deemed to be a Loan hereunder for all purposes with the same effect as if the Borrower had in fact requested the Agent to make such Loan.

         (e) Unless the Agent shall have received notice from a Bank prior to the Closing Date that such Bank will not make available to the Agent such Bank's Pro Rata Percentage of the initial Loan to be made by such Bank hereunder, the Agent may assume that such Bank has made such portion available to the Agent on the Closing Date in accordance with this Section 2.1 and the Agent may, in reliance upon such assumption, make available to the Borrower on the Closing Date a corresponding amount. If and to the extent that such Bank shall not have so made such Pro Rata Percentage available to the Agent, such Bank and the Borrower severally agree to repay to the Agent forthwith on demand such corresponding amount together with interest thereon, for each day from the date such amount is made available to the Borrower until the date such amount is repaid to the Agent, (i) in the case of


--------------------------------------------------------------------------------
the Borrower, at the interest rate applicable at the time to the Loans comprising such borrowing, and (ii) in the case of such Bank, at the Federal Funds Rate. If such Bank shall repay to the Agent such corresponding amount, such amount so repaid shall constitute such Bank's Loan as part of such borrowing for purposes of this Agreement.

         (f) The failure of any Bank to make the initial Loan to be made by it on the Closing Date shall not relieve any other Bank of its obligation, if any, hereunder to make its Loan on the Closing Date, but no Bank shall be responsible for the failure of any other Bank to make the Loan to be made by such other Bank on the Closing Date.

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

2.3 Additional Interest Rate Provisions

(a) The respective Note of each Bank may be held by the applicable Bank for the account of its respective Domestic Lending Office or its respective Eurodollar Lending Office, and may be transferred from one to the other from time to time as each Bank may determine.

(b) If the Borrower shall have chosen the Eurodollar Rate in a Notice of Borrowing and prior to the Borrowing Date, any Bank in good faith determines (which determination shall be conclusive) that
         (i) deposits in Dollars in the principal amount of such Eurodollar Rate Loan are not being offered to the Eurodollar Lending Office of such Bank in the Eurodollar interbank market selected by such Bank in its sole discretion in good faith or (ii) adequate and reasonable means do not exist for ascertaining the chosen Eurodollar Rate in respect of such Eurodollar Rate Loan or (iii) the Eurodollar Rate for any Rate Period for such Eurodollar Rate Loan will not adequately reflect the cost to such Bank of making or maintaining such Eurodollar Rate Loan for such Rate Period, then such Bank will so notify the Borrower and the Agent and such Eurodollar Rate shall not become effective as to such Eurodollar Rate Loan on such Borrowing Date or at any time thereafter until such time thereafter as the Borrower receives notice from the Agent that the circumstances giving rise to such determination no longer apply.


--------------------------------------------------------------------------------

(c) Anything in this Agreement to the contrary notwithstanding, if at any time any Bank in good faith determines (which determination shall be conclusive) that the introduction of or any change in any applicable law, rule or regulation or any change in the interpretation or administration thereof by any governmental or other regulatory authority charged with the interpretation or administration thereof shall make it unlawful for the Bank (or the Eurodollar Lending Office of such Bank) to maintain or fund any Eurodollar Rate Loan, such Bank shall give notice thereof to the Borrower and the Agent. With respect to any Eurodollar Rate Loan which is outstanding when such Bank so notifies the Borrower, upon such date as shall be specified in such notice the Rate Period shall end and the lesser of (i) the Alternate Base Rate or (ii) the Highest Lawful Rate shall commence to apply in lieu of the Eurodollar Rate in respect of such Eurodollar Rate Loan and shall continue to apply unless and until the Borrower changes the rate as provided in Section 2.2(a). No more than five (5) Business Days after such specified date, the Borrower shall pay to such Bank (x) accrued and unpaid interest on such Eurodollar Rate Loan at the Eurodollar Rate in effect at the time of such notice to but not including such specified date plus (y) such amount or amounts (to the
                                        ----
         extent that such amount or amounts would not be usurious under applicable law) as may be necessary to compensate such Bank for any direct or indirect costs and losses incurred by it (to the extent that such amounts have not been included in the Additional Costs in calculating such Eurodollar Rate), but otherwise without penalty. If notice has been given by such Bank pursuant to the foregoing provisions of this Section 2.3(c), then, unless and until such Bank notifies the Borrower that the circumstances giving rise to such notice no longer apply, such Eurodollar Rate shall not again apply to such Loan or any other Loan and the obligation of such Bank to continue any Eurodollar Rate Loan as a Eurodollar Rate Loan shall be suspended. Any such claim by such Bank for compensation under clause (y) above shall be accompanied by a certificate setting forth the computation upon which such claim is based, and such certificate shall be conclusive and binding for all purposes, absent manifest error.

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


--------------------------------------------------------------------------------

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

(g)      In calculating the Eurodollar Rate payable under Section 4.1 hereof,
                                                          -----------
         and notwithstanding the provisions set forth in the definitions of Eurodollar Rate, in the event that the ratings for Borrower's unsecured, non-credit enhanced Senior Funded Debt under Standard & Poor's Ratings Group and under Moody's Investor Service, Inc. fall within different rating categories which are not functional equivalents, the Eurodollar Rate shall be based on the higher of such ratings if there is only one category difference between the functional equivalents of such ratings, and if there is a two category difference between the functional equivalents of such ratings, the component of pricing from the grid set forth in


--------------------------------------------------------------------------------
         such definitions shall be based on the rating category which is then in the middle of or between the two category ratings which are then in effect.

3.       PAYMENTS AND PREPAYMENTS

         3.1 Required Prepayments. The Borrower agrees to make prepayments of the Loans as follows:

(a) If at any time the Agent determines that the aggregate principal amount of Loans outstanding exceeds the Commitments, then the Borrower shall make a prepayment of principal of the Loans in an amount at least equal to such excess;

(b)      Upon the Borrower's reduction or termination of the Commitments under
         Section 3.6, the Borrower shall make such prepayments as are required by the terms of Section 3.6.

(c) Immediately upon the termination of any period of 180 consecutive calendar days in which the aggregate principal amount outstanding under the Notes and the Revolving Credit Facilities has exceeded the Borrower's Available Senior Funded Debt Capacity outstanding under the Senior Notes, the Borrower will prepay the Notes and/or the Revolving Credit Facilities by the amount of such excess, together with all interest accrued on such prepaid amount and such other amounts that may be required to be paid in consequence of such prepayment under Section 2.3(d); and

(d) If any stock or other equity securities in Capstone Turbine Corporation now or hereafter owned by the Borrower or any of its Subsidiaries is sold or otherwise liquidated at any time after the Closing Date by the Borrower or its applicable Subsidiary, the Loans then outstanding shall be prepaid by the Borrower in an amount equal to (i) the net proceeds (i.e., gross proceeds received less (1) ordinary and customary
                                                 ----
         commissions and other related sales costs and (2) the tax liability of the Borrower or its Subsidiary, as applicable, resulting from such sale or disposition) received by the Borrower or its applicable Subsidiary from such sale or other disposition of the applicable Capstone Turbine Corporation stock or other equity securities less (ii)
                                                                       ----
         $10,000,000.00, with such prepayment to be made in full on or before five (5) Business Days after the date of the applicable sale or disposition of such stock or other equity securities.

         3.2      Repayment of the Loans.

                  (a) The aggregate principal balance of the Loans, as evidenced by the Notes, shall be due and payable as follows: (i) equal consecutive semi-annual installments of $25,000,000 each shall be due and payable on February 15, 2003 and on the 15th day of each subsequent August and February thereafter until and including August 15, 2004; and
         (ii) equal consecutive semi-annual installments of $35,000,000 each shall be due and payable on February 15, 2005 and on the 15th day of each subsequent August and February thereafter prior to the Maturity Date. To the extent not previously paid, the aggregate outstanding principal balance of the Loans shall be finally due and payable on the Maturity Date.


--------------------------------------------------------------------------------

                  (b) In addition to the regularly scheduled principal payments under the Loans required under the terms of the preceding subparagraph, Borrower shall repay the principal amount of each Loan, on the last day of the Rate Period for such Loan, together with all accrued and unpaid interest thereon as of such date, irrespective of any claim, set off, defense, or other right which the Borrower may have at any time against any Bank, the Agent or any other Person; provided, however, that in lieu of such repayment of the principal amount of the applicable Loan on the last day of the Rate Period for such Loan, the Borrower may, to the extent otherwise permitted hereunder, rollover the outstanding principal balance of such applicable Loan for an additional Rate Period pursuant to a Notice of Borrowings submitted by the Borrower under the terms of Section 2.1(c).

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

3.4 No Prepayment Premium or Penalty; Application of Voluntary Prepayments. Each prepayment pursuant to Section 3.1 or 3.3 shall be without premium or penalty, subject in the case of Eurodollar Rate Loans to the provisions of Section 2.3(d). Additionally, any and all voluntary prepayments made by the Borrower shall be applied initially to the next regularly scheduled installment of principal due under the terms of Section 3.2 after the date of such voluntary prepayment, with the balance of such voluntary prepayment, if any, being applied pro rata to each of the remaining regularly scheduled installment of principal due under the terms of Section 3.2.

3.5 Taxes. All payments (whether of principal, interest, reimbursements or otherwise) under this Agreement or on the Notes shall be made by the Borrower without set off or counterclaim and shall be made free and clear of and without deduction for any present or future tax, levy, impost or any other charge, if any, of any nature whatsoever now or hereafter imposed by any taxing authority. If the making of such payments is prohibited by law, unless such a tax, levy, impost or other charge is deducted or withheld therefrom, the Borrower shall pay to the Banks, on the date of


--------------------------------------------------------------------------------
each such payment, such additional amounts as may be necessary in order that the net amounts received by the Banks after such deduction or withholding shall equal the amounts which would have been received if such deduction or withholding were not required.

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

4. FEES NOT INTEREST. The fees described in this Agreement represent compensation for services rendered and to be rendered separate and apart from the lending of money or the provision of credit and do not constitute compensation for the use, detention, or forbearance of money, and the obligation of the Borrower to pay each fee described herein shall be in addition to, and not in lieu of, the obligation of the Borrower to pay interest, other fees described in this Agreement, and expenses otherwise described in this Agreement. Fees shall be payable when due in Dollars and in immediately available funds.

5. APPLICATION OF PROCEEDS. The Borrower agrees that the proceeds of the Loans shall be used to refinance the Borrower's existing term loan facility evidenced and governed by the Original Agreement described in the initial paragraph of this Agreement.

6.       REPRESENTATIONS AND WARRANTIES

         The Borrower represents and warrants that:

6.1 Organization and Qualification. The Borrower and each Subsidiary: (a) are corporations duly organized, validly existing, and in good standing under the laws of their respective states of incorporation; (b) have the corporate or organizational power to own their respective properties and to carry on their respective businesses as now conducted; and (c) are duly qualified as foreign corporations (or, in the case of any Southern Union Trust, trusts) to do business and are in good standing in every jurisdiction where such qualification is necessary except when the failure to so qualify would not or does not have a Material Adverse Effect. The Borrower is a corporation organized under the laws of Delaware and has the Subsidiaries listed on Schedule 6.1 attached hereto and
                                               ------------
hereby made a part hereof for all purposes, and no others, each of which is a Delaware


--------------------------------------------------------------------------------
corporation unless otherwise noted. None of the Subsidiaries listed on
Schedule 6.1 as "Inactive Subsidiaries," conducts or will conduct any business,
------------
and none of such Subsidiaries has any assets other than minimum legal capitalization.

6.2 Financial Statements. The Borrower has furnished the Banks with (a) the Borrower's annual audit report containing the Borrower's consolidated balance sheet, statements of income and stockholder's equity and a cash flow statement as at and for the twelve month period ending June 30, 2001, accompanied by the certificate of Price Waterhouse Coopers and (b) the Borrower's unaudited financial report as of the fiscal quarter ending December 31, 2001. These statements are complete and correct and present fairly in accordance with GAAP, consistently applied throughout the periods involved, the consolidated financial position of the Borrower and the Subsidiaries and the results of its and their operations as at the dates and for the periods indicated subject, as to interim statements only, to changes resulting from customary end-of-year credit adjustments which in the aggregate will not be material. There has been no material adverse change in the condition, financial or otherwise, of the Borrower or any Subsidiary since December 31, 2001.

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

6.4 Default. Neither the Borrower nor any Subsidiary is in default under or in violation of the provisions of any instrument evidencing any Debt or of any agreement relating thereto or any judgment, order, law, writ, injunction or decree of any court or any order, regulation or demand of any administrative or governmental instrumentality which default or violation might have a Material Adverse Effect.

6.5 Title to Assets. The Borrower and each Subsidiary have good and marketable title to their respective assets, subject to no Liens except those permitted in
Section 9.2.

6.6 Payment of Taxes. The Borrower and each Subsidiary have filed all tax returns required to be filed and have paid all taxes shown on said returns and all assessments which are due and payable (except such as are being contested in good faith by appropriate proceedings for which adequate reserves for their payment have been provided in a manner consistent with the accounting practices followed by the Borrower as of December 31, 2001). The Borrower is not aware of any pending investigation by any taxing authority or of any claims by any governmental authority for any unpaid taxes, except as disclosed on Schedule 6.6.

6.7 Conflicting or Adverse Agreements or Restrictions. Neither the Borrower nor any Subsidiary is a party to any contract or agreement or subject to any restriction which would have a Material Adverse Effect. Neither the execution and delivery of this Agreement or the Notes or any other Loan Document nor the consummation of the transactions contemplated hereby nor fulfillment of and compliance with the respective terms, conditions and provisions hereof or of the Notes or of any instruments required hereby will conflict with or result in a breach of any of the terms,


--------------------------------------------------------------------------------
conditions or provisions of, or constitute a default under, or result in any violation of, or result in the creation or imposition of any lien (other than as contemplated or permitted by this Agreement) on any of the property of the Borrower or any Subsidiary pursuant to (a) the charter or bylaws applicable to the Borrower or any Subsidiary; (b) any law or any regulation of any administrative or governmental instrumentality; (c) any order, writ, injunction or decree of any court; or (d) the terms, conditions or provisions of any agreement or instrument to which the Borrower or any Subsidiary is a party or by which it is bound or to which it is subject.

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

6.11 Regulations G, T, U and X. No Loan shall be a "purpose credit secured directly or indirectly by margin stock" within the meaning of Regulation U of the Board of Governors of the Federal Reserve System ("margin stock"); none of the proceeds of any Loan will be used to extend credit to others for the purpose of purchasing or carrying any margin stock, or for any other purpose which would constitute this transaction a "purpose credit secured directly or indirectly by margin stock" within the meaning of said Regulation U, as now in effect or as the same may hereafter be in effect. Neither the Borrower nor any Subsidiary will take or permit any action which would involve the Banks in a violation of Regulation G, Regulation T, Regulation U, Regulation X or any other regulation of the Board of Governors of the Federal Reserve System or a violation of the Securities Exchange Act of 1934, in each case as now or hereafter in effect. Not more than twenty-five percent (25%) of the value (as determined by any reasonable method) of the assets subject to the negative pledge set forth in
Section 9.2 of this Agreement and the restrictions on disposition of assets set forth in Section 9.8 of this Agreement is represented by margin stock.

6.12 ERISA. No Reportable Event (as defined in ss. 4043(b) of ERISA) has occurred with respect to any Plan. Each Plan complies in all material respects with all applicable provisions of ERISA, and the Borrower and each Subsidiary have filed all reports required by ERISA and the Code


--------------------------------------------------------------------------------
to be filed with respect to each Plan. The Borrower has no knowledge of any event which could result in a liability of the Borrower or any Subsidiary to the Pension Benefit Guaranty Corporation. The Borrower and each Subsidiary have met all requirements with respect to funding the Plans imposed by ERISA or the Code. Since the effective date of Title IV of ERISA, there have not been any, nor are there now existing any, events or conditions that would permit any Plan to be terminated under circumstances which would cause the lien provided under ss. 4068 of ERISA to attach to any property of the Borrower or any Subsidiary. The value of the Plans' benefits guaranteed under Title IV of ERISA on the date hereof does not exceed the value of such Plans' assets allocable to such benefits as of the date of this Agreement and shall not be permitted to do so hereafter.

6.13 No Financing of Certain Security Acquisitions. None of the proceeds of any Loan will be used to acquire any security in any transaction that is subject toss.13 orss.14 of the Securities Exchange Act of 1934, as amended.

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

6.16 Environmental Matters. Except as disclosed in Schedule 6.16, all facilities and property owned or leased by the Borrower or any Subsidiary have been and continue to be, owned or leased and operated by the Borrower and each Subsidiary in material compliance with all Environmental Laws; (i) there has not been (during the period of the Borrower's, or a Subsidiary's ownership or lease) any Release of Hazardous Materials at, on or under any property now (or, to the Borrower's knowledge, previously) owned or leased by the Borrower or any Subsidiary (A) in quantities that would be required to be reported under any Environmental Law, (B) that required, or may reasonably be expected to require, the Borrower to expend funds on remediation or cleanup activities pursuant to any Environmental Law except for remediation or clean-up activities that would not be reasonably expected to have a Material Adverse Effect, or (C) that otherwise, singly or in the aggregate, has, or may reasonably be expected to have, a Material Adverse Effect; (ii) the Borrower and each Subsidiary have been issued and are in material compliance with all permits, certificates, approvals, orders, licenses and other authorizations relating to environmental matters necessary for their respective businesses; and (iii) there are no polychlorinated biphenyls (PCB's) or asbestos-containing materials or surface impoundments in any of the facilities now (or, to the knowledge of the Borrower, previously) owned or leased by the Borrower or any Subsidiary, except


--------------------------------------------------------------------------------
for asbestos-containing materials of the type and in quantities that, to the knowledge of the borrower, do not currently require remediation, and if remediation of such asbestos-containing materials is hereafter required for any reason, such remediation activities would not reasonably be expected to have a Material Adverse Effect; (iv) Hazardous Materials have not been generated, used, treated, recycled, stored or disposed of in any of the facilities or on any of the property now (or, to the knowledge of the Borrower, previously) owned or leased by the Borrower or any Subsidiary during the time of the Borrower's or such Subsidiary's ownership or leased by the Borrower or any Subsidiary during the time of the Borrower's or such Subsidiary's ownership except in material compliance with all applicable Environmental Laws; and (v) all underground storage tanks located on the property now (or, to the knowledge of the Borrower, previously) owned or leased by the Borrower or any Subsidiary have been (and to the extent currently owned or leased are) operated in material compliance with all applicable Environmental Laws.

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

(c) No material adverse change shall have occurred with respect to the business, assets, properties or condition (financial or otherwise) of the Borrower reflected in the quarterly financial statements of the Borrower dated December 31, 2001 (copies of such unaudited financial statements having been supplied to the Agent and each Bank); and

(d)      No Event of Default or Default shall have occurred and be continuing.

7.2 Governmental Approvals. The Borrower shall have obtained all orders, approvals or consents of all public regulatory bodies required for the making and carrying out of this Agreement, the making of the borrowings pursuant hereto and the issuance of the Notes to evidence such borrowings.

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


--------------------------------------------------------------------------------

7.5 Payment of Fees and Expenses. The Borrower shall have paid (a) all expenses of the type described in Section 12.3 through the date of such Loan and (b) all closing, structuring and other invoiced fees owed as of the Closing Date to the Agent, any of the Banks and/or J.P. Morgan Securities Inc. by the Borrower under this Agreement or any other written agreement between the Borrower and the Agent, the applicable Bank(s) or J.P. Morgan Securities Inc. The Borrower hereby agrees to fully pay on the Closing Date all of such expenses, closing, structuring and other fees described in the preceding sentence that are then owing on the Closing Date, to the extent that Borrower has been presented an invoice for the same on or before the Closing Date.

7.6 Loan Documents, Opinions and Other Instruments. As of the Closing Date, the Borrower shall have delivered to the Agent the following: (a) this Agreement, each of the Notes and all other Loan Documents required by the Agent and the Banks to be executed and delivered by the Borrower in connection with this Agreement; (b) a certificate from the Secretary of State of the State of Delaware as to the continued existence and good standing of the Borrower in the State of Delaware; (c) a certificate from Secretary of State of the State of Texas as to the continued qualification of the Borrower to do business in the State of Texas; (d) a current certificate from the Office of the Comptroller of the State of Texas as to the good standing of the Borrower in the State of Texas; (e) a Secretary's Certificate executed by the duly elected Secretary or a duly elected Assistant Secretary of the Borrower, in a form acceptable to the Agent, whereby such Secretary or Assistant Secretary certifies that one or more corporate resolutions adopted by the Board of Directors of the Borrower remain in full force and effect authorizing the Borrower to secure Loans in accordance with the terms of this Agreement; and (f) a legal opinion from in-house counsel for the Borrower, dated as of the Closing Date, addressed to the Agent and the Lenders and otherwise acceptable in all respects to the Agent in its discretion.

8.       AFFIRMATIVE COVENANTS

         The Borrower covenants and agrees that, so long as the Borrower may borrow hereunder (including rollover borrowings discussed under Section 2.1(a)) and until payment in full of the Notes, and its other obligations under this Agreement and the other Loan Documents the Borrower will:

8.1      Financial Statements and Information.  Deliver to the Banks:

(a) as soon as available, and in any event within 120 days after the end of each fiscal year of the Borrower, a copy of the annual audit report of the Borrower and the Subsidiaries for such fiscal year containing a balance sheet, statements of income and stockholders equity and a cash flow statement, all in reasonable detail and certified by Price Waterhouse Coopers or another independent certified public accountant of recognized standing satisfactory to the Banks. The Borrower will obtain from such accountants and deliver to the Banks at the time said financial statements are delivered the written statement of the accountants that in making the examination necessary to said certification they have obtained no knowledge of any Event of Default or Default, or if such accountants shall have obtained knowledge of any such Event of Default or Default, they shall state the nature and period of existence thereof in such statement;
         provided that such  accountants  shall not be
         -------------


--------------------------------------------------------------------------------
         liable directly or indirectly to the Banks for failure to obtain knowledge of any such Event of Default or Default; and

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

8.2      Lease and Investment Schedules.  Deliver to the Banks:

(a) from time to time and, in any event, with each delivery of annual financial statements under Section 8.1(a), a current, complete schedule of all agreements to rent or lease any property (personal, real or mixed, but not including oil and gas leases) to which the Borrower or any Subsidiary is a party lessee and which, considered independently or collectively with other leases with the same lessor, involve an obligation by the Borrower or a Subsidiary to make payments of at least $250,000.00 in any year, showing the total amounts payable under each such agreement, the amounts and due dates of payments thereunder and containing a description of the rented or leased property, and all other information the Majority Banks may request; and

(b) with each delivery of annual financial statements under Section 8.1(a) a current complete schedule listing all debt exceeding $200,000.00 in principal amount outstanding and equity owned or held by the Borrower or any Subsidiary containing all


--------------------------------------------------------------------------------
         information required by, and in a form satisfactory to, the Banks, except for such debt or equity of Subsidiaries.

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


--------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------

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

9.       NEGATIVE COVENANTS

         So long as the Borrower may borrow hereunder and until payment in full of the Notes, except with the written consent of the Banks:

9.1      Capital Requirements.  The Borrower will not:

(a) permit its Consolidated Net Worth at the end of any fiscal quarter to be less than the sum of (i) $741,887,000; (ii) 40% of Consolidated Net Income (if positive) for the period commencing on January 1, 2002 and ending on the date of determination, and treated as a single accounting period; (iii) the difference between (A) 100% of the net proceeds of any issuance of capital or preferred stock by the Borrower or any consolidated Subsidiary received by the Borrower or such consolidated Subsidiary at any time after December 31, 2001; and (B) the aggregate amount of all redemption or repurchase payments hereafter made, if any, by the Borrower and any such consolidated Subsidiary in connection with the repurchase by the Borrower or any such consolidated Subsidiary of any of their respective capital or preferred stock; and (iv) without duplication, the difference between (A) 100% of the net proceeds heretofore and hereafter received by the Borrower and any consolidated Subsidiary in respect of the issuance by the Borrower or such consolidated Subsidiary of the Structured Securities, and (B) the aggregate amount of all redemption payments hereafter made, if any, by the Borrower and any such consolidated Subsidiary in connection with the redemption of any of the Structured Securities; or

(b) permit the ratio of its Consolidated Total Indebtedness to its Consolidated Total Capitalization to be greater than (i) 0.70 to 1.00 at the end of any fiscal quarter ending prior to or on June 30, 2002 and (ii) 0.65 to 1.00 at the end of any fiscal quarter ending after June 30, 2002; or

(c)      acquire,  or permit any  Subsidiary  to acquire,  any assets other than
         (i) investments permitted under Section 9.4, or (ii) Qualifying Assets; or


--------------------------------------------------------------------------------

(d) permit the ratio of EBDIT to Cash Interest Expense for the four fiscal quarters most recently ended (considered as a single accounting period) at any time to be less than 2.00 to 1.00 at all times; or

(e) permit the aggregate outstanding principal amount of the Notes and the Revolving Credit Facilities to exceed for a period of 180 consecutive days the Borrower's Available Senior Funded Debt Capacity.

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

(c) Liens on assets of a Subsidiary to secure obligations of such Subsidiary to the Borrower or another Subsidiary; and

(d) Liens on property existing at the time of acquisition thereof by the Borrower or any Subsidiary, including without limitation, any property acquired by the Borrower in consummating and finalizing any of the Prior Acquisitions, or purchase money Liens placed on an item of real or personal property purchased by the Borrower or any Subsidiary to secure a portion of the purchase price of such property, provided that no such Lien may encumber or cover any other property of the Borrower or any Subsidiary.

9.3 Debt. The Borrower will not, and will not permit any Subsidiary to, incur or permit to exist any Debt, except:

(a) Debt evidenced by the Notes or outstanding under either of the Revolving Credit Facilities not in default;

(b)      Debt of any Subsidiary to the Borrower or any other Subsidiary;

(c) Debt existing as of December 31, 2001 as reflected on financial statements delivered under Section 6.2(b) and refinancings thereof other than Debt that has been refinanced by the proceeds of either of the Revolving Credit Facilities;

(d) endorsements in the ordinary course of business of negotiable instruments in the course of collection;


--------------------------------------------------------------------------------

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

(f)      Debt evidenced by Senior Notes; and

(g) additional Debt of the Borrower and Structured Securities of the Borrower and the Southern Union Trusts provided that after giving effect to the issuance thereof, there shall exist no Default or Event of Default; and: (i) the ratio of Consolidated Total Indebtedness to Consolidated Total Capitalization shall be no greater than (A) 0.70 to
         1.00 at all times during the period ending June 30, 2002, and (B) 0.65 to 1.00 at all times thereafter; (ii) the ratio of EBDIT for the four fiscal quarters most recently ended to pro forma Cash Interest Expense for the following four fiscal quarters shall be no less than 2.00 to
         1.0 at all times; provided, however, that if the additional Debt for
                           --------  -------
         which the determinations required to be made by this subparagraph (g) will be used to finance in whole or in part the consideration to be paid by the Borrower for the acquisition of any entity otherwise permitted under the terms of this Agreement, the determination of EBDIT for purposes of this ratio shall include not only the EBDIT of the Borrower and its Subsidiaries for the four fiscal quarters most recently ended, but shall also include the EBDIT of such entity to be acquired for such four fiscal quarters most recently ended; and (iii)
         (A) such Debt and Structured Securities shall have a final maturity or mandatory redemption date, as the case may be, no earlier than the Maturity Date and shall mature or be subject to mandatory redemption or mandatory defeasance no earlier than the Maturity Date and shall be subject to no mandatory redemption or "put" to the Borrower or any Southern Union Trust exercisable, or sinking fund or other similar mandatory principal payment provisions that require payments to be made toward principal, prior to such Maturity Date; or (B) (x) such additional Debt shall have a final maturity date prior to the Maturity Date, (y) such additional Debt shall not exceed One Hundred Million Dollars ($100,000,000.00) in the aggregate plus Twenty Million Dollars ($20,000,000.00) of reimbursement obligations incurred in connection with Non-Revolving Credit Facility Letters of Credit issued by a Bank or Banks or by any other financial institution; provided, however,
                                                         --------  -------
         that for purposes of determining the aggregate amount of such additional Debt for purposes of this subclause (y), neither the $30,000,000 of 8.375% mortgage notes of PG Energy maturing December 1, 2002 nor the Debt of the Borrower under the Loans shall be deemed to be permitted Debt for purposes of this subclause (y), and (z) such additional Debt shall be borrowed from a Bank or Banks as a loan or loans arising independent of this Agreement or either of the Revolving Credit Facilities or shall be borrowed from a financial institution that is not a Bank under this Agreement or either of the Revolving Credit Facilities.

9.4 Loans, Advances and Investments. The Borrower will not, and will not permit any Subsidiary to, make or have outstanding any loan or advance to, or own or acquire any stock or securities of or equity interest or other Investment in, any Person, except (without duplication):


--------------------------------------------------------------------------------

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

(e) loans or advances by the Borrower to customers in connection with and pursuant to marketing and merchandising products that the Borrower reasonably expects to increase sales of the Borrower or Subsidiaries, provided that: (i) such loans must be either


--------------------------------------------------------------------------------
         less than $2,000,000.00 to any one customer (or group of affiliated customers, shown on the Borrower's records to be Affiliates); and (ii) all such loans must not exceed $24,000,000.00 in the aggregate outstanding at any time;

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

9.6 Merger, Consolidation, Etc. The Borrower will not, and will not permit any Subsidiary to, merge or consolidate with any other Person or sell, lease, transfer or otherwise dispose of (whether in one transaction or a series of transactions) all or a substantial part of its assets or acquire (whether in one transaction or a series of transactions) all or a substantial part of the assets of any Person, except that:

(a)      any  Subsidiary  may merge or  consolidate  with the Borrower (provided
                                                                        --------
         that the  Borrower  shall be the continuing or surviving corporation)
         ----
         or with any one or more Subsidiaries;

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


--------------------------------------------------------------------------------

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

9.8 Sale or Other Disposition of Assets. The Borrower will not, and will not permit any Subsidiary to, except as permitted under this Section 9.8, sell, assign, lease, or otherwise dispose of (whether in one transaction or in a series of transactions) all or any part of its Property (whether now owned or hereafter acquired); provided, however, that (i) the Borrower or any Subsidiary may in the ordinary course of business dispose of (a) Property consisting of Inventory; and (b) Property consisting of goods or equipment that are, in the opinion of the Borrower or any Subsidiary, obsolete or unproductive, but if in the good faith judgment of the Borrower or any Subsidiary such disposition without replacement thereof would have a Material Adverse Effect, such goods and equipment shall be replaced, or their utility and function substituted, by new or existing goods or equipment; (ii) Lavaca Realty Company may dispose of its Property on the terms set forth in Section 9.6(c); (iii) the Borrower may transfer or dispose of any of its Significant Property (in any transaction or series of transactions) to any Subsidiary or Subsidiaries only if such Property so transferred or disposed of after the Closing Date has an aggregate value as of the date of such transfer or disposition (determined after depreciation and in accordance with GAAP) of not more than ten percent (10%) of the aggregate value of all of the Borrower's and its Subsidiaries' real property and tangible personal property other than Inventory considered on a consolidated basis and determined after depreciation and in accordance with GAAP, as of December 31, 2001; (iv) the Borrower and Lavaca Realty Company may dispose of their real property in one or more sale/leaseback transactions, provided that any Debt incurred in connection with such transaction does not create a Default as defined herein; (v) a Southern Union Trust may distribute the Borrower's subordinated debt securities constituting a portion of the Structured Securities, on the terms and under the conditions set out in the registration statement therefor filed with the Securities and Exchange Commission on March 25, 1995 or any similar registration statement hereafter filed with the Securities and Exchange Commission in connection with any other Structured Securities issued in connection with the Prior Acquisitions; (vi) the Borrower or any Subsidiary may dispose of real property or tangible personal property other than Inventory (in consideration of such amount as in the good faith judgment of the Borrower or such Subsidiary represents a fair consideration therefor), provided that the aggregate value as of the date of disposition of such property disposed of (determined after depreciation and in accordance with GAAP) after the Closing Date does not exceed ten percent (10%) of the aggregate value of all of the Borrower's and its Subsidiaries' real property and tangible personal property other than Inventory considered on a consolidated basis and determined after depreciation and in accordance with GAAP, as of December 31, 2001; (vii) the Borrower may dispose of Qualifying Assets of the type described in clause (ii) of the definition of Qualifying Assets, provided that the Borrower make a payment on the Loan in an amount equal to the


--------------------------------------------------------------------------------
lesser of (a) the net sales proceeds from such disposition, and (b) the amount of Loan proceeds used to acquire such clause (ii) Qualifying Assets; and (viii) the Borrower may dispose of other Investments of the type acquired under the terms of Section 9.4(h), provided that the Borrower make a payment on the Loan in an amount equal to the lesser of (a) the net sales proceeds from such disposition, and (b) the amount of Loan proceeds used to acquire such other Investments.

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


--------------------------------------------------------------------------------

9.16 Limitations on Payments on Subordinated Debt. The Borrower will not, and will not permit any Subsidiary to, make any payment in respect of interest on, principal of, or otherwise relating to, the borrower's subordinated debt securities issued in connection with the Structured Securities if, after giving effect to such payment, a Default or Event of Default would exist.

10.      EVENTS OF DEFAULT; REMEDIES

         If any of the following events shall occur, then the Agent shall at the request, or may with the consent, of the Majority Banks, (a) by notice to the Borrower, declare the Commitment of each Bank and the several obligation of each Bank to make Loans hereunder to be terminated, whereupon the same shall forthwith terminate, and (b) declare the Notes and all interest accrued and unpaid thereon, and all other amounts payable under the Notes, this Agreement and the other Loan Documents, to be forthwith due and payable, whereupon the Notes, all such interest and all such other amounts, shall become and be forthwith due and payable without presentment, demand, protest, or further notice of any kind (including, without limitation, notice of default, notice of intent to accelerate and notice of acceleration), all of which are hereby expressly waived by the Borrower; provided, however, that with respect to any Event of Default described in Sections 10.7 or 10.8 hereof, (i) the Commitment of each Bank and the obligation of the Banks to make Loans shall automatically be terminated and (ii) the entire unpaid principal amount of the Notes, all interest accrued and unpaid thereon, and all such other amounts payable under the Notes, this Agreement and the other Loan Documents, shall automatically become immediately due and payable, without presentment, demand, protest, or any notice of any kind (including, without limitation, notice of default, notice of intent to accelerate and notice of acceleration), all of which are hereby expressly waived by the Borrower:

10.1 Failure to Pay Principal or Interest. The Borrower does not pay, repay or prepay any principal of or interest on any Note when due; or

10.2 Failure to Pay Commitment Fee or Other Amounts. The Borrower does not pay any commitment fee or any other obligation or amount payable under this Agreement or the Notes within two (2) Business Days after the same shall have become due; or

10.3 Failure to Pay Other Debt. The Borrower or any Subsidiary fails to pay principal or interest aggregating more than $3,000,000.00 on any other Debt when due and any related grace period has expired, or the holder of any of such other Debt declares such Debt due prior to its stated maturity because of the Borrower's or any Subsidiary's default thereunder and the expiration of any related grace period; or

10.4 Misrepresentation or Breach of Warranty. Any representation or warranty made by the Borrower herein or otherwise furnished to the Agent or any Bank in connection with this Agreement or any other Loan Document shall be incorrect, false or misleading in any material respect when made; or

10.5 Violation of Negative Covenants. The Borrower violates any covenant, agreement or condition contained in Sections 9.2, 9.3, 9.5, 9.6, 9.9, 9.10, 9.11, or 9.15; or


--------------------------------------------------------------------------------

10.6 Violation of Other Covenants, Etc. The Borrower violates any other covenant, agreement or condition contained herein (other than the covenants, agreements and conditions set forth or described in Sections 10.1, 10.2, 10.3, 10.4, and 10.5 above) or in any other Loan Document and such violation shall not have been remedied within (30) days after written notice has been received by the Borrower from the Agent or the holder of any Note; or

10.7 Bankruptcy and Other Matters. The Borrower or any Subsidiary (a) makes an assignment for the benefit of creditors; or (b) admits in writing its inability to pay its debts generally as they become due; or (c) generally fails to pay its debts as they become due; or (d) files a petition or answer seeking for itself, or consenting to or acquiescing in, any reorganization, arrangement, composition, readjustment, liquidation, dissolution, or similar relief under any applicable Debtor Law (including, without limitation, the Federal Bankruptcy
Code); or (i) there is appointed a receiver, custodian, liquidator, fiscal agent, or trustee of the Borrower or any Subsidiary or of the whole or any substantial part of their respective assets; or (ii) any court enters an order, judgment or decree approving a petition filed against the Borrower or any Subsidiary seeking reorganization, arrangement, composition, readjustment, liquidation, dissolution, or similar relief under any Debtor Law and either such order, decree or judgment so filed against it is not dismissed or stayed (unless and until such stay is no longer in effect) within thirty (30) days of entry thereof or an order for relief is entered pursuant to any such law; or

10.8 Dissolution. Any order is entered in any proceeding against the Borrower or any Subsidiary decreeing the dissolution, liquidation, winding-up or split-up of the Borrower or such Subsidiary, and such order remains in effect for thirty (30) days; or

10.9 Undischarged Judgment. Final Judgment or judgments in the aggregate, that might be or give rise to Liens on any property of the Borrower or any Subsidiary, for the payment of money in excess of $5,000,000.00 shall be rendered against the Borrower or any Subsidiary and the same shall remain undischarged for a period of thirty (30) days during which execution shall not be effectively stayed; or

10.10 Environmental Matters. The occurrence of any of the following events that could result in liability to the Borrower or any Subsidiary under any Environmental Law or the creation of a Lien on any property of the Borrower or any Subsidiary in favor of any governmental authority or any other Person for any liability under any Environmental Law or for damages arising from costs incurred by such Person in response to a Release or threatened Release of Hazardous Materials into the environment if any such asserted liability or Lien exceeds $10,000,000.00 and if any such lien would cover any property of the Borrower or any Subsidiary which property is or would reasonably be considered to be integral to the operations of the Borrower or any Subsidiary in the ordinary course of business:

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


--------------------------------------------------------------------------------

(c) the receipt by the Borrower or any Subsidiary of any notice or claim to the effect that it is or may be liable for the Release or threatened Release of Hazardous Materials into the environment; or

(d) any governmental authority incurs costs or expenses in response to the Release of any Hazardous Material which affects in any way the properties of the Borrower or any Subsidiary; or

10.11 Default under Revolving Credit Facilities. An Event of Default (as defined under either of the credit agreements evidencing the Revolving Credit Facilities) shall occur under either of the Revolving Credit Facilities.

10.12 Other Remedies. In addition to and cumulative of any rights or remedies expressly provided for in this Section 10, if any one or more Events of Default shall have occurred, the Agent shall at the request, and may with the consent, of the Majority Banks proceed to protect and enforce the rights of the Banks hereunder by any appropriate proceedings. The Agent shall at the request, and may with the consent, of the Majority Banks also proceed either by the specific performance of any covenant or agreement contained in this Agreement or by enforcing the payment of the Notes or by enforcing any other legal or equitable right provided under this Agreement or the Notes or otherwise existing under any law in favor of the holder of any of the Notes.

10.13 Remedies Cumulative. No remedy, right or power conferred upon the Banks is intended to be exclusive of any other remedy, right or power given hereunder or now or hereafter existing at law, in equity, or otherwise, and all such remedies, rights and powers shall be cumulative.

11.      THE AGENT

11.1 Authorization and Action. Each Bank hereby appoints JPMorgan as its Agent under and irrevocably authorizes the Agent (subject to Sections 11.1 and 11.7) to take such action as the Agent on its behalf and to exercise such powers under this Agreement and the Notes as are delegated to the Agent by the terms thereof, together with such powers as are reasonably incidental thereto. Without limitation of the foregoing, each Bank expressly authorizes the Agent to execute, deliver, and perform its obligations under this Agreement, and to exercise all rights, powers, and remedies that the Agent may have hereunder. As to any matters not expressly provided for by this Agreement (including, without limitation, enforcement or collection of the Notes), the Agent shall not be required to exercise any discretion or take any action, but shall be required to act, or to refrain from acting (and shall be fully protected in so acting or refraining from acting), upon the instructions of the Majority Banks, and such instructions shall be binding upon all the Banks and all holders of any Note; provided, however, that the Agent shall not be required to take any action which exposes the Agent to personal liability or which is contrary to this Agreement or applicable law. The Agent agrees to give to each Bank prompt notice of each notice given to it by the Borrower pursuant to the terms of this Agreement.

11.2 Agent's Reliance, Etc. Neither the Agent nor any of its directors, officers, agents, or employees shall be liable to any Bank for any action taken or omitted to be taken by it or them under or in connection with this Agreement, the Notes and the other Loan Documents, except for its or their own gross negligence or willful misconduct. Without limitation of the generality of the


--------------------------------------------------------------------------------
foregoing, the Agent: (a) may treat the original or any successor holder of any Note as the holder thereof until the Agent receives notice from the Bank which is the payee of such Note concerning the assignment of such Note; (b) may employ and consult with legal counsel (including counsel for the Borrower), independent public accountants, and other experts selected by it and shall not be liable to any Bank for any action taken, or omitted to be taken, in good faith by it or them in accordance with the advice of such counsel, accountants, or experts received in such consultations and shall not be liable for any negligence or misconduct of any such counsel, accountants, or other experts; (c) makes no warranty or representation to any Bank and shall not be responsible to any Bank for any opinions, certifications, statements, warranties, or representations made in or in connection with this Agreement; (d) shall not have any duty to any Bank to ascertain or to inquire as to the performance or observance of any of the terms, covenants, or conditions of this Agreement or any other instrument or document furnished pursuant thereto or to satisfy itself that all conditions to and requirements for any Loan have been met or that the Borrower is entitled to any Loan or to inspect the property (including the books and records) of the Borrower or any Subsidiary; (e) shall not be responsible to any Bank for the due execution, legality, validity, enforceability, genuineness, sufficiency, or value of this Agreement or any other instrument or document furnished pursuant thereto; and (f) shall incur no liability under or in respect of this Agreement by acing upon any notice, consent, certificate, or other instrument or writing (which may be by telegram, cable, telex, or otherwise) believed by it to be genuine and signed or sent by the proper party or parties.

11.3 Defaults. The Agent shall not be deemed to have knowledge of the occurrence of a Default (other than the nonpayment of principal of or interest hereunder or of any fees) unless the Agent has received notice from a Bank or the Borrower specifying such Default and stating that such notice is a Notice of Default. In the event that the Agent receives such a notice of the occurrence of a Default, the Agent shall give prompt notice thereof to the Banks (and shall give each Bank prompt notice of each such nonpayment). The Agent shall (subject to Section 11.7) take such action with respect to such Default; provided that, unless and until the Agent shall have received the directions referred to in Sections 11.1 or 11.7, the Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default as it shall deem advisable and in the best interest of the Banks.

11.4 JPMorgan and Affiliates. With respect to its Commitment, any Loan made by it, and the Note issued to it, JPMorgan shall have the same rights and powers under this Agreement as any other Bank and may exercise the same as though it were not the Agent; and the term "Bank" or "Banks" shall, unless otherwise expressly indicated, include JPMorgan in its individual capacity. JPMorgan and its respective Affiliates may accept deposits from, lend money to, act as trustee under indentures of, and generally engage in any kind of business with, the Borrower, any of its respective Affiliates and any Person who may do business with or own securities of the Borrower or any such Affiliate, all as if JPMorgan were not the Agent and without any duty to account therefor to the Banks.

11.5 Non-Reliance on Agent and Other Banks. Each Bank agrees that it has, independently and without reliance on the Agent or any other Bank, and based on such documents and information as it has deemed appropriate, made its own credit analysis of the Borrower and each Subsidiary and its decision to enter into the transactions contemplated by this Agreement and that it will, independently and without reliance upon the Agent or any other Bank, and based on such


--------------------------------------------------------------------------------
documents and information as it shall deem appropriate at the time, continue to make its own analysis and decisions in taking or not taking action under this Agreement. The Agent shall not be required to keep itself informed as to the performance or observance by the Borrower of this Agreement or to inspect the properties or books of the Borrower or any Subsidiary. Except for notices, reports, and other documents and information expressly required to be furnished to the Banks by the Agent hereunder, the Agent shall not have any duty or responsibility to provide any Bank with any credit or other information concerning the affairs, financial condition, or business of the Borrower or any Subsidiary (or any of their Affiliates) which may come into the possession of the Agent or any of its Affiliates.

11.6 Indemnification. Notwithstanding anything to the contrary herein contained, the Agent shall be fully justified in failing or refusing to take any action hereunder unless it shall first be indemnified to its satisfaction by the Banks against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses, and disbursements of any kind or nature whatsoever which may be imposed on, incurred by or asserted against the Agent in any way relating to or arising out of its taking or continuing to take any action. Each Bank agrees to indemnify the Agent (to the extent not reimbursed by the Borrower), according to such Bank's Commitment, from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses, and disbursements of any kind or nature whatsoever which may be imposed on, incurred by, or asserted against the Agent in any way relating to or arising out of this Agreement or the Notes or any action taken or omitted by the Agent under this Agreement or the Notes; provided that no Bank shall be liable for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses, or disbursements resulting from the gross negligence or willful misconduct of the person being indemnified; and provided further that it is the intention of each Bank to indemnify the Agent against the consequences of the Agent's own negligence, whether such negligence be sole, joint, concurrent, active or passive. Without limitation of the foregoing, each Bank agrees to reimburse the Agent promptly upon demand for its Pro Rata Percentage of any out-of-pocket expenses (including attorneys' fees) incurred by the Agent in connection with the preparation, administration, or enforcement of, or legal advice in respect of rights or responsibilities under, this Agreement and the Notes, to the extent that the Agent is not reimbursed for such expenses by the Borrower.

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


--------------------------------------------------------------------------------

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

12.2 Amendments, Waivers, Etc. No amendment or waiver of any provision of any Loan Document, nor consent to any departure by the Borrower therefrom, shall in any event be effective unless the same shall be in writing and signed by the Borrower and the Majority Banks, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided, however, that no amendment, waiver, or consent shall, unless in
       --------  -------
writing and signed by each Bank, do any of the following: (a) waive any of the conditions specified in Section 7; (b) increase the Commitment of any Bank or alter the term thereof, or subject any Bank to any additional or extended obligations; (c) change the principal of, or rate of interest on, any Note, or any fees or other amounts payable hereunder; (d) postpone any date fixed for any payment of principal of, or interest on, any Note, or any fees (including, without limitation, any fee) or other amounts payable hereunder; (e) change the percentage of the Commitments or of the aggregate unpaid principal amount of any Note, or the number of Banks which shall be required for Banks, or any of them, to take any action hereunder; or (f) amend this Section 12.2; and provided,
                                                                  --------
further, that no amendment, waiver, or consent shall, unless in writing and
-------
signed by the Agent in addition to each Bank, affect the rights or duties of the Agent under any Loan Document. No failure or delay on the part of any Bank or the Agent in exercising any power or right hereunder shall operate as a waiver thereof nor shall any single or partial exercise of any such right or power, or any abandonment or discontinuance of steps to enforce such a right or power, preclude any other or


--------------------------------------------------------------------------------
further exercise thereof or the exercise of any other right or power. No course of dealing between the Borrower and any Bank or the Agent shall operate as a waiver of any right of any Bank or the Agent. No modification or waiver of any provision of this Agreement or the Note nor consent to any departure by the Borrower therefrom shall in any event be effective unless the same shall be in writing, and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given. No notice to or demand on the Borrower in any case shall entitle the Borrower to any other or further notice or demand in similar or other circumstances.

12.3 Reimbursement of Expenses. Other than expenses provided in Section 8.7, any provision hereof to the contrary notwithstanding, and whether or not the transactions contemplated by this Agreement shall be consummated, the Borrower agrees to reimburse (a) the Agent for its reasonable out-of-pocket expenses, including the reasonable fees and expenses of counsel to the Agent, in connection with such transactions, or any of them, or otherwise in connection with this Agreement, including its negotiation, preparation, execution, administration and modification, (b) the Agent and each Bank for all reasonable fees incurred by the Agent or any Bank in connection with the enforcement of this Agreement after the occurrence of any Event of Default which is then continuing, including the reasonable fees and expenses of counsel to the Agent and each Bank related thereto, (c) the Agent for costs and expenses of the Agent for environmental consultants related to the transactions contemplated and governed by this Agreement, and (d) the Agent and each Bank for costs and expenses of the Agent and each Bank in connection with due diligence, transportation, computer time and research and duplication. The Borrower agrees to pay any and all stamp and other taxes which may be payable or determined to be payable in connection with the execution and delivery of this Agreement or the Notes, and to save any holder of any Note harmless from any and all liabilities with respect to or resulting from any delay or omission to pay any such taxes. The obligations of the Borrower under this Section 12.3 shall survive the termination of this Agreement and/or the payment of the Notes.

12.4 Notices. All notices and other communications provided for herein shall be in writing (including telex, facsimile, or cable communication) and shall be mailed, telecopied, telexed, cabled or delivered addressed as follows:

           (a)   If to the Borrower,
                 to it at:              Southern Union Company
                                        One PEI Center
                                        Wilkes-Barre, Pennsylvania  18711-0601
                                        Attention:  Mr. Richard N. Marshall
                                        Fax:  (570) 820-2401

                 with copies to:        Southern Union Company
                                        One PEI Center
                                        Wilkes-Barre, Pennsylvania 18711-0601
                                        Attention:  Dennis K. Morgan, Esq.
                                        Fax:  (570) 820-2402


--------------------------------------------------------------------------------

           (b)   If to the Agent,
                 to it at:              JPMorgan Chase Bank
                                        700 Lavaca, 2nd Floor
                                        Austin, Texas  78701
                                        Attention:  Manager/Commercial Lending
                                        Fax:  (512) 479-2853

                 with a copy to:        JPMorgan Chase Bank
                                        Loan and Agency Services
                                        One Chase Manhattan Plaza, 8th Floor
                                        New York, New York 10081
                                        Attention: Mr. Muniram Appanna
                                        Fax:  (212) 552-2261

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

12.5 Governing Law; Venue. THIS AGREEMENT AND THE NOTES SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS AND THE UNITED STATES OF AMERICA; provided, however, that Chapter 346 of the Texas Finance Code, as amended, shall not apply to this Agreement and the Notes issued hereunder. Travis County, Texas shall be a proper place of venue to enforce payment or performance of this Agreement and the other Loan Documents by the Borrower, unless the Agent shall give its prior written consent to a different venue. The Borrower hereby irrevocably waives, to the fullest extent permitted by law, any objection which it may now or hereafter have to the laying of venue of any suit, action or proceeding arising out of or relating to any of the Loan Documents in the District Courts of Travis County, Texas, or in the United States District Court for the Western District of Texas, Austin Division, and hereby further irrevocably waives any claims that any such suit, action or proceeding brought in any such court has been brought in an inconvenient forum. The Borrower hereby irrevocably agrees that, provided that the Borrower can obtain personal jurisdiction over and service of process upon the Agent or the applicable Bank, any legal proceeding against the Agent or any Bank arising out of or in connection with this Agreement or the other Loan Documents shall be brought in the district courts of Travis County, Texas, or in the United States District Court for the Western District of Texas, Austin Division. Nothing contained in this Section or in any other provision of any Loan Document (unless expressly provided otherwise) shall be deemed or construed as an agreement by any Bank to be subject to the jurisdiction of such courts.

12.6 Survival of Representations, Warranties and Covenants. All representations, warranties and covenants contained herein or made in writing by the Borrower in connection herewith shall survive the execution and delivery of this Agreement and the Notes, and will bind and


--------------------------------------------------------------------------------
inure to the benefit of the respective successors and assigns of the parties hereto, whether so expressed or not, provided that the undertaking of the Banks
                                     -------- ----
to make the Loans to the Borrower shall not inure to the benefit of any successor or assign of the Borrower. No investigation at any time made by or on behalf of the Banks shall diminish the Banks' rights to rely on any representations made herein or in connection herewith. All statements contained in any certificate or other written instrument delivered by the Borrower or by any Person authorized by the Borrower under or pursuant to this Agreement or in connection with the transactions contemplated hereby shall constitute representations and warranties hereunder as of the time made by the Borrower.

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

12.12 Set-Off. The Borrower hereby gives and confirms to each Bank a right of set-off of all moneys, securities and other property of the Borrower (whether special, general or limited) and the proceeds thereof, now or hereafter delivered to remain with or in transit in any manner to such Bank, its Affiliates, correspondents or agents from or for the Borrower, whether for safekeeping, custody, pledge, transmission, collection or otherwise or coming into possession of such Bank, its Affiliates, correspondents or agents in any way, and also, any balance of any deposit accounts and credits of the Borrower with, and any and all claims of security for the payment of the Notes and of


--------------------------------------------------------------------------------
all other liabilities and obligations now or hereafter owed by the Borrower to such Bank, contracted with or acquired by such Bank, whether such liabilities and obligations be joint, several, absolute, contingent, secured, unsecured, matured or unmatured, and the Borrower hereby authorizes each Bank, its Affiliates, correspondents or agents at any time or times, without prior notice, to apply such money, securities, other property, proceeds, balances, credits of claims, or any part of the foregoing, to such liabilities in such amounts as it may select, whether such liabilities be contingent, unmatured or otherwise, and whether any collateral security therefor is deemed adequate or not. The rights described herein shall be in addition to any collateral security, if any, described in any separate agreement executed by the Borrower.

12.13    Sale or Assignment

(a) Each Bank may assign to one or more Banks, Bank Affiliates or other Eligible Assignees all or a portion of its interests, rights and obligations under this Agreement (including, without limitation, all or a portion of its Commitments and the Note held by it); provided,
                                                                --------
         however, that (i) with respect to any assignment to any Eligible
         -------
         Assignee (other than another Bank or a Bank Affiliate), the Agent and Borrower must give their respective prior written consent, such consent not to be unreasonably withheld; (ii) each such assignment shall be of a constant, and not a varying, percentage of all of the assigning Banks rights and obligations under this Agreement; (iii) the amount of the Commitments so assigned shall equal or exceed $5,000,000.00; (iv) the Commitment of each Bank shall be not less than $5,000,000.00 (subject only to reductions pursuant to Sections 3.6 and 10 hereof); (v) the parties to each such assignment shall execute and deliver to the Agent, for its acceptance and recording in the Register (as hereinafter defined), an Assignment and Acceptance in the form of Exhibit C
                                                               ---------
         attached hereto and made a part hereof (the "Assignment and Acceptance"), together with any Note subject to such assignment and a processing and recordation fee of $3,500.00; (vi) any such assignment from one Bank to another Bank shall not require the consent of the Agent or the Borrower if such assignment does not result in any Bank holding more than 60% of the aggregate outstanding Commitments; and
         (vii) any such assignment shall not require the consent of the Borrower if a Default or Event of Default shall have occurred and is then continuing. Upon such execution, delivery, acceptance, and recording, from and after the effective date specified in each Assignment and Acceptance, which effective date shall be the date on which such Assignment and Acceptance is accepted by the Agent, (A) the Eligible Assignee thereunder shall be a party hereto and, to the extent that rights and obligations hereunder have been assigned to it pursuant to such Assignment and Acceptance, have the rights and obligations of a Bank under the Loan Documents, and (B) the Bank assignor thereunder shall, to the extent that rights and obligations hereunder have been assigned by it pursuant to such Assignment and Acceptance, relinquish its rights and be released from its obligations under the Loan Documents (and, in the case of an Assignment and Acceptance covering all or the remaining portion of an assigning Bank's rights and obligations under the Loan Documents, such Bank shall cease to be a party thereto).

(b) By executing and delivering an Assignment and Acceptance, the Bank assignor thereunder and the Eligible Assignee thereunder confirm to and agree with each other and the other parties hereto as follows: (i) other than as provided in such Assignment


--------------------------------------------------------------------------------
         and Acceptance, such assigning Bank makes no representation or warranty and assumes no responsibility with respect to any statements, warranties, or representations made in or in connection with any Loan Document or the execution, legality, validity, enforceability, genuineness, sufficiency, or value of any Loan Document or any other instrument or document furnished pursuant thereto; (ii) such assigning Bank makes no representation or warranty and assumes no responsibility with respect to the financial condition of the Borrower or any Subsidiary or the performance or observance by the Borrower of any of its obligations under any Loan Document or any other instrument or document furnished pursuant thereto; (iii) such Eligible Assignee confirms that it has received a copy of the Loan Documents, together with copies of the financial statements referred to in Section 6.2 and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Assignment and Acceptance; (iv) such Eligible Assignee, independently and without reliance upon the Agent, such assigning Bank, or any Bank and based on such documents and information as it shall deem appropriate at the time, will continue to make its own credit decisions in taking or not taking action under this Agreement; (v) such Eligible Assignee appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers under any Loan Document as are delegated to the Agent by the terms thereof, together with such powers as are reasonably incidental thereto; and (vi) such Eligible Assignee agrees that it will perform in accordance with their terms all of the obligations which by the terms of any Loan Document are required to be performed by it as a Bank.

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

(d) Upon its receipt of an Assignment and Acceptance executed by an assigning Bank, together with any Note subject to such assignment, the Agent, if such Assignment and Acceptance has been completed and is in substantially the form of Exhibit C, shall (i) accept such Assignment
                                   ---------
         and Acceptance; (ii) record the information contained therein in the Register; and (iii) give prompt notice thereof to the Borrower. Within three (3) Business Days after its receipt of such notice, the Borrower at its own expense, shall execute and deliver to the Agent in exchange for each surrendered Note a new Note to the order of such Eligible Assignee in an amount equal to the Commitment assumed by it pursuant to such Assignment and Acceptance and, if the assigning Bank has retained a Commitment hereunder, a new Note to the order of the assigning Bank in an amount equal to the Commitment retained by it hereunder. The new Notes shall be in an aggregate principal amount equal to the aggregate principal amount of the surrendered Notes, shall be dated the effective date of such Assignment and Acceptance and shall otherwise be in substantially the form of Exhibit C attached hereto and made a part
                                   ---------
         hereof. Upon receipt by the Agent of each


--------------------------------------------------------------------------------
         such new Note conforming to the requirements set forth in the preceding sentences, the Agent shall return to the Borrower each such surrendered Note marked to show that each such surrendered Note has been replaced, renewed, and extended by such new Note.

(e) Each Bank may sell participations to one or more banks or other entities in or to all or a portion of its rights and/or obligations under this Agreement (including, without limitation, all or a portion of its Commitment and the Note held by it); provided, however, that (i)
                                                     --------  -------
         each Bank's obligations under this Agreement (including, without limitation, its Commitment to the Borrower hereunder) shall remain unchanged; (ii) such Bank shall remain solely responsible to the other parties hereto for the performance of such obligations; (iii) except as provided below, such Bank shall remain the holder of any such Note for all purposes of this Agreement; and (iv) the participating banks or other entities shall be entitled to the benefits of Sections 2.3 and
         3.6 to recover costs, losses and expenses in the circumstances, and to the extent provided in Section 2.3, as though such participant were a Bank; provided, however, the amounts to which a participant shall be
               --------  -------
         entitled to obtain pursuant to Sections 2.3 and 3.6 shall be determined by reference to such participant's selling Bank and shall be recoverable solely from such selling Bank and (v) the Borrower, the Agent and the other Banks shall continue to deal solely and directly with the selling Bank in connection with such Bank's rights and obligations under this Agreement and the other Loan Documents; provided, however, the selling Bank may grant a participant rights with
         --------  -------
         respect to amendments, modification or waivers with respect to any fees payable hereunder to such Bank (including the amount and the dates fixed for the payment of any such fees) or the amount of principal or the rate of interest payable on, the dates fixed for any payment of principal or interest on, the Loans, or the release of any obligations of the Borrower hereunder and under the other Loan Documents, or the release of any security for any of the Obligations. Except with respect to cost protections contained in Sections 2.3 and 3.6, no participant shall be a third party beneficiary of this Agreement and shall not be entitled to enforce any rights provided to its selling Bank against the Company under this Agreement.

(f) Notwithstanding anything herein to the contrary, each Bank may pledge and assign all or any portion of its rights and interests under the Loan Documents to any Federal Reserve Bank.

(g) For purposes of this Section 12.13, "Bank Affiliate" shall mean (a) with respect to any Lender, (i) an Affiliate of such Bank or (ii) any entity (whether a corporation, partnership, trust or otherwise) that is engaged in making, purchasing, holding or otherwise investing in bank loans and similar extensions of credit in the ordinary course of its business and is administered or managed by a Bank or an Affiliate of such Bank and (b) with respect to any Bank that is a fund which invests in bank loans and similar extensions of credit, any other fund that invests in bank loans and similar extensions of credit and is managed by the same investment advisor as such Bank or by an Affiliate of such investment advisor. Each Bank Affiliate shall be deemed for purposes hereof to be an "Eligible Assignee."

12.14 Non U.S. Banks. Prior to the date of the initial Borrowings hereunder, and from time to time thereafter if requested by the Borrower or the Agent, each Bank organized under the laws of a jurisdiction outside the United States of America shall provide the Agent and the Borrower with the


--------------------------------------------------------------------------------
forms prescribed by the Internal Revenue Service of the United States of America certifying such Banks exemption from United States withholding taxes with respect to all payments to be made to such Bank hereunder or under such Bank's Note. Unless the Borrower and the Agent have received forms or other documents satisfactory to them indicating that payments hereunder or under such Bank's Note are not subject to United States withholding tax or are subject to such tax at a rate reduced by an applicable tax treaty, the Borrower or the Agent shall withhold taxes from such payments at the applicable statutory rate in the case of payments to or for any Bank organized under the laws of a jurisdiction outside the United States.

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


--------------------------------------------------------------------------------

AGREEMENT AND THE NOTES AND THE CONSUMMATION OF THE TRANSACTIONS CONTEMPLATED THEREBY AND THE EXERCISE OF ANY OF THE BANKS' RIGHTS UNDER THIS AGREEMENT AND THE NOTES OR OTHERWISE, INCLUDING, WITHOUT LIMITATION, DAMAGES, COSTS, AND EXPENSES INCURRED BY ANY OF THE INDEMNIFIED PARTIES IN INVESTIGATING, PREPARING FOR, DEFENDING AGAINST, OR PROVIDING EVIDENCE, PRODUCING DOCUMENTS, OR TAKING ANY OTHER ACTION IN RESPECT OF ANY COMMENCED OR THREATENED LITIGATION UNDER ANY FEDERAL SECURITIES LAW OR ANY SIMILAR LAW OF ANY JURISDICTION OR AT COMMON LAW OR (b) ANY AND ALL CLAIMS OR PROCEEDINGS (WHETHER BROUGHT BY A PRIVATE PARTY, GOVERNMENTAL AUTHORITY OR OTHERWISE) FOR BODILY INJURY, PROPERTY DAMAGE, ABATEMENT, REMEDIATION, ENVIRONMENTAL DAMAGE, OR IMPAIRMENT OR ANY OTHER INJURY OR DAMAGE RESULTING FROM OR RELATING TO THE RELEASE OF ANY HAZARDOUS MATERIALS LOCATED UPON, MIGRATING INTO, FROM, OR THROUGH OR OTHERWISE RELATING TO ANY PROPERTY OWNED OR LEASED BY THE BORROWER OR ANY SUBSIDIARY (WHETHER OR NOT THE RELEASE OF SUCH HAZARDOUS MATERIALS WAS CAUSED BY THE BORROWER, ANY SUBSIDIARY, A TENANT, OR SUBTENANT OF THE BORROWER OR ANY SUBSIDIARY, A PRIOR OWNER, A TENANT, OR SUBTENANT OF ANY PRIOR OWNER OR ANY OTHER PARTY AND WHETHER OR NOT THE ALLEGED LIABILITY IS ATTRIBUTABLE TO THE HANDLING, STORAGE, GENERATION, TRANSPORTATION, OR DISPOSAL OF ANY HAZARDOUS MATERIALS OR THE MERE PRESENCE OF ANY HAZARDOUS MATERIALS ON SUCH PROPERTY; PROVIDED THAT THE BORROWER SHALL NOT
                                          -------- ----
BE LIABLE TO THE INDEMNIFIED PARTIES WHERE THE RELEASE OF SUCH HAZARDOUS MATERIALS OCCURS AT ANY TIME AT WHICH THE BORROWER OR ANY SUBSIDIARY CEASES TO OWN OR LEASE SUCH PROPERTY); AND PROVIDED FURTHER THAT NO INDEMNIFIED PARTY
                                 -------- -------
SHALL BE ENTITLED TO THE BENEFITS OF THIS SECTION 12.16 TO THE EXTENT ITS OWN GROSS NEGLIGENCE OR WILLFUL MISCONDUCT CONTRIBUTED TO ITS LOSS; AND PROVIDED
                                                                    --------
FURTHER THAT IT IS THE INTENTION OF THE BORROWER TO INDEMNIFY THE INDEMNIFIED
-------
PARTIES AGAINST THE CONSEQUENCES OF THEIR OWN NEGLIGENCE. THIS AGREEMENT IS INTENDED TO PROTECT AND INDEMNIFY THE INDEMNIFIED PARTIES AGAINST ALL RISKS HEREBY ASSUMED BY THE BORROWER. FOR PURPOSES OF THE FOREGOING SECTION 12.16,
THE PHRASE "CONSUMMATION OF THE TRANSACTIONS CONTEMPLATED THEREBY" SET FORTH
IN SUBPARAGRAPH (a) ABOVE SHALL INCLUDE, BUT NOT BE LIMITED TO, THE FINANCING OF ANY CORPORATE TAKEOVER PERMITTED HEREUNDER AND THE BORROWER'S USE OF THE LOAN PROCEEDS FOR THE PURPOSE OF ACQUIRING ANY EQUITY INTERESTS DESCRIBED IN SUBPARAGRAPH (ii) OF THE DEFINITION OF "QUALIFYING ASSETS" SET FORTH IN THIS AGREEMENT (AS AMENDED). THE OBLIGATIONS OF THE BORROWER UNDER THIS SECTION 12.16 SHALL SURVIVE ANY TERMINATION OF THIS AGREEMENT AND THE REPAYMENT OF THE NOTES.


--------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------

12.21 Final Agreement. THIS WRITTEN AGREEMENT REPRESENTS THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENT'S OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.

12.22 WAIVER OF JURY TRIAL. EACH PARTY HERETO HEREBY WAIVES, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ANY RIGHT IT MAY HAVE TO A TRIAL BY JURY IN ANY LEGAL PROCEEDING DIRECTLY OR INDIRECTLY ARISING OUT OF OR RELATING TO THIS AGREEMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY (WHETHER BASED ON CONTRACT, TORT OR ANY OTHER THEORY). EACH PARTY HERETO (A) CERTIFIES THAT NO REPRESENTATIVE, AGENT OR ATTORNEY OF ANY OTHER PARTY HAS REPRESENTED, EXPRESSLY OR OTHERWISE, THAT SUCH OTHER PARTY WOULD NOT, IN THE EVENT OF LITIGATION, SEEK TO ENFORCE THE FOREGOING WAIVER AND (B) ACKNOWLEDGES THAT IT AND THE OTHER PARTIES HERETO HAVE BEEN INDUCED TO ENTER INTO THIS AGREEMENT BY, AMONG OTHER THINGS, THE MUTUAL WAIVERS AND CERTIFICATIONS IN THIS SECTION.

         IN WITNESS WHEREOF, the parties hereto, by their respective officers thereunto duly authorized, have executed this Agreement on the dates set forth below to be effective as of July 15, 2002.

                              SOUTHERN UNION COMPANY


                               By:   Richard N. Marshall
                                     -------------------
                               Name: Richard N. Marshall
                                     -------------------
                               Title: Treasurer & Director of Investor Relations
                                      ------------------------------------------






Commitment:                    JPMORGAN Chase Bank,
$35,000,000                    for itself and as Agent for the Banks

                               By:   Ken M. Sample
                                     -------------
                               Name: Ken M. Sample
                                     -------------
                               Title: Senior Vice President
                                      ---------------------


--------------------------------------------------------------------------------

Commitment:                    BAYERISCHE HYPO-AND VEREINSBANK AG,
$40,000,000                    NEW YORK BRANCH

                               By:    Steven Atwell
                                      -------------
                               Name:  Steven Atwell
                                      -------------
                               Title: Director
                                      --------

                               By:    Shannon Batchman
                                      ----------------
                               Name:  Shannon Batchman
                                      ----------------
                               Title: Director
                                      --------

                               Address for Notices:

                               Bayerische Hypo-and Vereinsbank, AG,
                               New York Bank
                               150 East 42nd Street
                               New York, New York 10017
                               Attention:  Yoram Dankner
                               Fax No.:  (212) 672-5530

                               Separate Eurodollar Lending Office:

                               Bayerische Hypo-and Vereinsbank, AG,
                               Grand Cayman Branch
                               c/o Bayerische Hypo-and Vereinsbank AG
                               150 East 42nd Street
                               New York, New York 10017


--------------------------------------------------------------------------------

Commitment:                    BANK ONE, NA
$35,000,000                    (Main Office-Chicago)

                               By:   Sharon K. Webb
                                     --------------
                               Name: Sharon K. Webb
                                     --------------
                               Title: Associate Director
                                      ------------------


                               Address for Notices:

                               Bank One, NA
                               1 Bank One Plaza, Suite IL1-0363
                               Chicago, Illinois 60670
                               Attention: Ms. Sharon K. Webb
                               Fax No.:  (312) 732-5435

                               Separate Domestic and Eurodollar Lending Office:

                               Bank One, NA
                               1 Bank One Plaza, Suite IL1-0634
                               Chicago, Illinois 60670


--------------------------------------------------------------------------------

Commitment:                    WACHOVIA BANK, NATIONAL ASSOCIATION
$35,000,000
                               By:   C. Reid Harden
                                     --------------
                               Name: C. Reid Harden
                                     --------------
                               Title:  Vice President
                                       --------------


                               Address for Notices:

                               Wachovia Bank, National Association
                               191 Peachtree St. NE, 28th Floor
                               Atlanta, Georgia 30303
                               Attention: Mr. Reid Harden
                               Fax No.:  (404) 332-3580

                               Separate Domestic and Eurodollar Lending Office:

                               Wachovia Bank, National Association
                               201 South College St.
                               Charlotte North Carolina 28288


--------------------------------------------------------------------------------

Commitment:                    FLEET NATIONAL BANK
$35,000,000
                               By:   Stephen J. Hoffman
                                     ------------------
                               Name: Stephen J. Hoffman
                                     ------------------
                               Title:  Vice President
                                       --------------


                               Address for Notices:

                               Fleet National Bank
                               Global Energy
                               100 Federal Street, MA DE 10008A
                               Boston, Massachusetts 02110
                               Attention:  Mr. Stephen Hoffman
                               Fax No.:  (617) 434-3652


--------------------------------------------------------------------------------

Commitment:                    ALLFIRST BANK
$15,000,000
                               By:   Theodore K. Oswald
                                     ------------------
                               Name: Theodore K. Oswald
                                     ------------------
                               Title:  Vice President
                                       --------------


                               Address for Notices:

                               Allfirst Bank
                               2055 S. Queen Street
                               York, Pennsylvania 17403
                               Attention:  Ms. Kellie M. Matthews
                               Fax No.:  (717) 771-4914



Commitment:                    THE BANK OF TOKYO-MITSUBISHI, LTD.
$15,000,000
                               By:    John McGhee
                                      -----------
                               Name:  JOhn McGhee
                                      -----------
                               Title:   Vice President & Manager
                                        ------------------------


                               Address for Notices:

                               The Bank of Tokyo-Mitsubishi, Ltd.
                               1100 Louisiana Street, Suite 2800
                               Houston, Texas 77002
                               Attention:  Ms. Joan Stanton
                               Fax No.:  (713) 658-0116


--------------------------------------------------------------------------------

Commitment:                    CHANG HWA COMMERCIAL BANK, LTD.
$15,000,000
                               By:      Jim Chen
                                        --------
                               Name:    Jim Chen
                                        --------
                               Title:   VP & General Manager
                                        --------------------


                               Address for Notices:

                               Chang Hwa Commercial Bank, Ltd.
                               333 S. Grand, Suite 600
                               Los Angeles, California 90071
                               Attention:  Mr. George Wang
                               Fax No.:  (213) 620-7227



Commitment:                    KBC BANK, N.V.
$15,000,000
                               By:     Jean-Pierre Diels
                                       -----------------
                               Name:   Jean-Pierre Diels
                                       -----------------
                               Title:  First Vice President
                                       --------------------



                               Address for Notices:

                               KBC Bank N.V.
                               Atlanta Representative Office
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


--------------------------------------------------------------------------------

Commitment:                    PNC BANK, NATIONAL ASSOCIATION
$15,000,000
                               By:    R. Kane Kiester
                                      ---------------
                               Name:  R. Kane Kiester
                                      ---------------
                               Title: CBO
                                      ---


                               Address for Notices:

                               PNC Bank, National Association
                               One PNC Plaza, Fifth & Woods Street
                               Pittsburgh, Pennsylvania 15222-2707
                               Attention:  Mr. Kane Kiester
                               Fax No.:  (412) 705-3232

                               Separate Domestic and Eurodollar Lending Office:

                               PNC Bank, National Association
                               Two Tower Center Boulevard
                               East Brunswick, New Jersey 08816



Commitment:                    MANUFACTURERS & TRADERS TRUST CO.
$15,000,000
                               By:      Thomas V. Amico
                                        ---------------
                               Name:    Thomas V. Amico
                                        ---------------
                               Title:   Vice President
                                        --------------


                               Address for Notices:

                               Manufacturers & Traders Trust Co.
                               1 Fountain Plaza
                               Buffalo, New York 14203
                               Attention:  Mr. Clayton Salzman
                               Fax No.:  (716) 848-7881


--------------------------------------------------------------------------------

Commitment:                    CREDIT LYONNAIS NEW YORK BANK
$10,000,000
                               By:    Bernard Weymuller
                                      -----------------
                               Name:  Bernard Weymuller
                                      -----------------
                               Title: Senior Vice President
                                      ---------------------


                               Address for Notices:

                               Credit Lyonnais New York Branch
                               1301 Travis, Suite 2100
                               Houston, Texas 77002
                               Attention:  Mr. Darrell Stanley
                               Fax No.:  (713) 890-8602



Commitment:                    MIZUHO CORPORATE BANK, LTD.
$10,000,000
                               By:      Toru Maeda
                                        ----------
                               Name:    Toru Maeda
                                        ----------
                               Title:   General Manager - Houston Office
                                        --------------------------------


                               Address for Notices:

                               Mizuho Corporate Bank, Ltd.
                               One Houston Center
                               1221 McKinney Street, Suite 4100
                               Houston, Texas 77010
                               Attention:  Mr. Lynn Williford
                               Fax No.:  (713) 759-0717

                               Separate Domestic and Eurodollar Lending Office:

                               Mizuho Corporate Bank, Ltd.
                               1251 Avenue of the Americas
                               New York, New York  10020-1104


--------------------------------------------------------------------------------

Commitment:                    THE NORINCHUKIN BANK,
$10,000,000                    NEW YORK BRANCH

                               By:    Toshiyuki Futaoka
                                      -----------------
                               Name:  Toshiyuki Futaoka
                                      -----------------
                               Title: Joint General Manager
                                      ---------------------


                               Address for Notices:

                               The Norinchukin Bank, New York Branch
                               245 Park Avenue, 29th Floor
                               New York, New York 10167
                               Attention:  Keisuke Ishii
                               Fax No.:  (212) 697-5754



Commitment:                    CITIZENS BANK OF RHODE ISLAND
$6,086,000
                               By:      Marian L. Barrette
                                        ------------------
                               Name:    Marian L. Barrette
                                        ------------------
                               Title:   Vice President
                                        --------------


                               Address for Notices:

                               Citizens Bank of Rhode Island
                               One Citizens Plaza
                               Mail Stop RC0480
                               Providence, Rhode Island 02903
                               Attention:  Ms. Marian L. Barrette
                               Fax No.:  (401) 455-5404


--------------------------------------------------------------------------------

Commitment:                    BANK OF COMMUNICATIONS, NEW YORK BRANCH
$5,000,000

                               By:    De Cai Li
                                      ---------
                               Name:  De Cai Li
                                      ---------
                               Title: General Manager
                                      ---------------


                               Address for Notices:

                               Bank of Communications, New York Branch
                               One Exchanges Plaza
                               55 Broadway, 31st Floor
                               New York, New York 10006-3008
                               Attention:  Mr. Anders Lai
                               Fax No.:  (212) 376-8089


--------------------------------------------------------------------------------

                                    EXHIBIT A

                                    TERM NOTE


$                                                                       , 200
 -----------------                                             ---------     --

         FOR VALUE RECEIVED, the undersigned, SOUTHERN UNION COMPANY, a corporation organized under the laws of Delaware (the "Borrower"), HEREBY
PROMISES TO PAY to the order of                                     (the
                                -----------------------------------
"Bank"), on or before the Maturity Date (as defined in the Credit Agreement),
the principal sum of                  Million and No/ 100ths Dollars
                     ----------------
($   ,000,000.00) in accordance with the terms and provisions of that certain
  ---
Amended and Restated Term Loan Credit Agreement dated              , 2002, by
                                                      -------------
and among the Borrower, the Bank, the other banks named on the signature pages thereof, and JPMORGAN CHASE BANK, as Agent (the "Credit Agreement"). Capitalized terms used herein and not otherwise defined shall have the meanings ascribed to such terms in the Credit Agreement.

         The outstanding principal balance of this Term Note shall be payable at the Maturity Date. The Borrower promises to pay interest on the unpaid principal balance of this Term Note from the date of any Loan evidenced by this Term Note until the principal balance thereof is paid in full. Interest shall accrue on the outstanding principal balance of this Term Note from and including the date of any Loan evidenced by this Term Note to but not including the Maturity Date at the rate or rates, and shall be due and payable on the dates, set forth in the Credit Agreement. Any amount not paid when due with respect to principal (whether at stated maturity, by acceleration or otherwise), costs or expenses, or, to the extent permitted by applicable law, interest, shall bear interest from the date when due to and excluding the date the same is paid in full, payable on demand, at the rate provided for in Section 2.2(b) of the Credit Agreement.

         Payments of principal and interest, and all amounts due with respect to costs and expenses, shall be made in lawful money of the United States of America in immediately available funds, without deduction, set off or counterclaim to the account of the Agent at the principal office of JPMorgan Chase Bank in Houston, Texas (or such other address as the Agent under the Credit Agreement may specify) not later than noon (Houston time) on the dates on which such payments shall become due pursuant to the terms and provisions set forth in the Credit Agreement.

         If any payment of interest or principal herein provided for is not paid when due, then the owner or holder of this Term Note may at its option, by notice to the Borrower, declare the unpaid, principal balance of this Term Note, all accrued and unpaid interest thereon and all other amounts payable under this Term Note to be forthwith due and payable, whereupon this Term Note, all such interest and all such amounts shall become and be forthwith due and payable in full, without presentment, demand, protest, notice of intent to accelerate, notice of actual acceleration or further notice of any kind, all of which are hereby expressly waived by the Borrower.

         If any payment of principal or interest on this Term Note shall become due on a Saturday, Sunday, or public holiday on which the Agent is not open for business, such payment shall be made


--------------------------------------------------------------------------------
on the next succeeding Business Day and such extension of time shall in such case be included in computing interest in connection with such payment.

         In addition to all principal and accrued interest on this Term Note, the Borrower agrees to pay (a) all reasonable costs and expenses incurred by the Agent and all owners and holders of this Term Note in collecting this Term Note through any probate, reorganization bankruptcy or any other proceeding and (b) reasonable attorneys' fees when and if this Term Note is placed in the hands of an attorney for collection after default.

         All agreements between the Borrower and the Bank, whether now existing or hereafter arising and whether written or oral, are hereby expressly limited so that in no contingency or event whatsoever, whether by reason of demand being made on this Term Note or otherwise, shall the amount paid, or agreed to be paid, to the Bank for the use, forbearance, or detention of the money to be loaned under the Credit Agreement and evidenced by this Term Note or otherwise or for the payment or performance of any covenant or obligation contained in the Credit Agreement or this Term Note exceed the amount permissible at Highest Lawful Rate. If as a result of any circumstances whatsoever, fulfillment of any provision hereof or of the Credit Agreement at the time performance of such provision shall be due, shall involve transcending the limit of validity prescribed by applicable usury law, then, ipso facto, the obligation to be fulfilled shall be reduced to the limit of such validity, and if from any such circumstance, the Bank shall ever receive interest or anything which might be deemed interest under applicable law which would exceed the amount permissible at the Highest Lawful Rate, such amount which would be excessive interest shall be applied to the reduction of the principal amount owing on account of this Term Note or the amounts owing on other obligations of the Borrower to the Bank under the Credit Agreement and not to the payment of interest, or if such excessive interest exceeds the unpaid principal balance of this Term Note and the amounts owing on other obligations of the Borrower to the Bank under the Credit Agreement, as the case may be, such excess shall be refunded to the Borrower. In determining whether or not the interest paid or payable under any specific contingencies exceeds the Highest Lawful Rate, the Borrower and the Bank shall, to the maximum extent permitted under applicable law, (a) characterize any nonprincipal payment as an expense, fee or premium rather than as interest; (b) exclude voluntary prepayments and the effects thereof, and (c) amortize, prorate, allocate and spread in equal parts during the period of the full stated term of this Term Note, all interest at any time contracted for, charged, received or reserved in connection with the indebtedness evidenced by this Term Note.

         This Term Note is one of the Notes provided for in, and is entitled to the benefits of, the Credit Agreement, which Credit Agreement, among other things, contains provisions for acceleration of the maturity hereof upon the happening of certain stated events, for prepayments on account of principal hereof prior to the maturity hereof upon the terms and conditions and with the effect therein specified, and provisions to the effect that no provision of the Credit Agreement or this Term Note shall require the payment or permit the collection of interest in excess of the Highest Lawful Rate. It is contemplated that by reason of prepayments or repayments hereon prior to the Maturity Date, there may be times when no indebtedness is owing hereunder prior to such date; but notwithstanding such occurrence this Term Note shall remain valid and shall be in full force and effect as to Loans made pursuant to the Credit Agreement subsequent to each such occurrence.


--------------------------------------------------------------------------------

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

         THIS TERM NOTE SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF TEXAS AND APPLICABLE FEDERAL LAW.

         IN WITNESS WHEREOF, the Borrower has caused this Term Note to be executed and delivered by its officer thereunto duly authorized effective as of the date first above written.

                                  SOUTHERN UNION COMPANY


                                  By:
                                         ----------------------------
                                  Name:
                                         ----------------------------
                                  Title:
                                         ----------------------------


--------------------------------------------------------------------------------

                                    EXHIBIT B

                               NOTICE OF BORROWING
                           (Term Loan Credit Facility)

         The undersigned hereby certifies that s/he is an officer of SOUTHERN UNION COMPANY, a corporation organized under the laws of Delaware (the "Borrower"), authorized to execute this Notice of Borrowing on behalf of the Borrower. With reference to that Amended and Restated Term Loan Credit Agreement
dated               , 2002 (as same may be amended, modified, increased,
      --------------
supplemented and/or restated from time to time, the "Credit Agreement") entered into by and between the Borrower, JPMORGAN CHASE BANK, as Agent, and the Banks identified therein, the undersigned further certifies, represents and warrants to Banks on behalf of the Borrower that to his best knowledge and belief after reasonable and due investigation and review, all of the following statements are true and correct (each capitalized term used herein having the same meaning given to it in the Credit Agreement unless otherwise specified):

         (a) Borrower requests that the Banks advance to the Borrower the
aggregate sum of $          by no later than             , 200   (the "Borrowing
                  ---------                  ------------     --
Date"). Immediately following such Loan, the aggregate outstanding balance of
Loans shall equal $          . Borrower requests that the Loans bear interest as
                   ----------
follows:

                    (i) The principal amount of the Loans, if any, which shall bear interest at the Alternate Base Rate requested to be made by the
         Banks is $        . The initial Rate Period for such Loans shall be 90
                   --------
         days.

                    (ii) The principal amount of the Loans, if any, which shall bear interest at the Eurodollar Rate for which the Rate Period shall be
         fifteen days requested to be made by the Banks is $               .
                                                            ---------------

                    (iii) The principal amount of the Loans, if any, which shall bear interest at the Eurodollar Rate for which the Rate Period shall be
         one month requested to be made by the Banks is $          .
                                                         ----------

                    (iv) The principal amount of the Loans, if any, which shall bear interest at the Eurodollar Rate for which the Rate Period shall be
         two months requested to be made by the Banks is $         .
                                                          ---------

                    (v) The principal amount of the Loans, if any, which shall bear interest at the Eurodollar Rate for which the Rate Period shall be
         three months requested to be made by the Banks is $         .
                                                            ---------

                    (vi) The principal amount of the Loans, if any, which shall bear interest at the Eurodollar Rate for which the Rate Period shall be
         six months requested to be made by the Banks is $          .
                                                          ----------


--------------------------------------------------------------------------------

         (b) [                of new funds are to be advanced to refinance the
              ---------------
amounts outstanding under Borrower's existing term loan facility in accordance
with Section 5.1 of the Credit Agreement] [$            of rollover borrowings
                                            -----------
is hereby requested for the purposes of continuing Loans currently outstanding under the Credit Agreement].

         (c) The Expiration Date of each Rate Period specified in (a) above shall be the last day of such Rate Period.

         (d) As of the date hereof, and as a result of the making of the requested Loans, there does not and will not exist any Default or Event of Default.

         (e) The representations and warranties contained in Section 6 of the Credit Agreement are true and correct in all material respects as of the date hereof and shall be true and correct upon the making of the requested Loan (or if applicable, the rollover of the above-described principal balance(s) of Loans currently outstanding under the Credit Agreement), with the same force and effect as though made on and as of the date hereof and thereof.

         (f) No change that would cause a material adverse effect on the business, operations or condition (financial or otherwise) of the Borrower has occurred since the date of the most recent financial statements provided to the
Banks dated as of           , 200  .
                  ----------     --

         EXECUTED AND DELIVERED this       day of                , 200  .
                                     -----        ---------------     --

                                       SOUTHERN UNION COMPANY



                                       By:
                                             ----------------------------------
                                       Name:
                                             ----------------------------------
                                       Title:
                                             -----------------------------------


--------------------------------------------------------------------------------

                                    EXHIBIT C

                            ASSIGNMENT AND ACCEPTANCE


                              [NAME AND ADDRESS OF
                                 ASSIGNING BANK]



                                                                        , 200
                                                         ---------------     --

----------------
----------------
----------------
----------------

         Re:     Southern Union Company Credit Agreement (Term Loan Credit
                 Facility)

Ladies and Gentlemen:

         Reference is made to that certain Amended and Restated Term Loan Credit
Agreement dated as of             , 2002 (the "Credit Agreement"), by and among
                      ------------
those certain financial institutions that are now or hereafter a party to said Credit Agreement, JPMorgan Chase Bank, as agent for such financial institutions (the "Agent") and Southern Union Company (the "Company"). Capitalized terms used herein and not otherwise defined shall have the meanings ascribed to such terms in the Credit Agreement.

         Each reference to the Credit Agreement, the Notes, or any other document evidencing or governing the Loans (all such documents collectively, the "Financing Documents") includes each such document as amended, modified, extended or replaced from time to time. All times are Houston times.

1. ASSIGNMENT. We hereby sell you and assign to you without recourse, and you hereby unconditionally and irrevocably acquire for your own account and
risk, a       percent (      %) undivided  interest  ("your  assigned share") in
        -----          -----
 each of the following (the "Assigned Obligations"):

         a.       our Note;

         b. all Loans and interest thereon as provided in Section 2 of the Credit Agreement [,except that interest shall accrue on your assigned share in the principal of Alternate Base Rate Loans and Eurodollar Rate Loans at an
annual rate equal to the rate provided in the Credit Agreement minus      %];
                                                                     -----
and


--------------------------------------------------------------------------------

         c. commitment fees payable pursuant to Section 4 of the Credit Agreement[, except that your assigned share in such fees shall be at an annual
rate equal to the rate provided in the Credit Agreement minus     %].
                                                              ----

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


--------------------------------------------------------------------------------

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





                                 Very truly yours,


                                 ------------------------------------------



                                 By:
                                        --------------------------------
                                 Name:
                                        --------------------------------
                                 Title:
                                        --------------------------------

                                 [Street Address]
                                                  ------------------------------
                                 [City, State, Zip Code]
                                                         -----------------------
                                 Telephone:
                                            ----------------------
                                 Telecopy:
                                           -----------------------


AGREED AND ACCEPTED:


-------------------------------

By:
         -------------------------

         -------------------------

         -------------------------

         -------------------------

Attention:
               --------------------
Telephone:
               --------------------
Telecopy:
               --------------------
Account for Payments:
                      -------------


--------------------------------------------------------------------------------

         ASSIGNMENT APPROVED PURSUANT TO SECTION 12.13 OF THE CREDIT AGREEMENT AND RELEASE APPROVED IN SECTION 2 OF THIS AGREEMENT:


SOUTHERN UNION COMPANY           JPMORGAN CHASE BANK, AGENT

By:                              By:
     ------------------------           ---------------------------
Name:                            Name:
     ------------------------           ---------------------------
Title:                           Title:
      -----------------------           ---------------------------


--------------------------------------------------------------------------------

                                  SCHEDULE 6.1

                                  SUBSIDIARIES


          Subsidiary                                   State of Organization

Alternate Energy Corporation                               Rhode Island
Atlantic Utilities Corporation*                               Florida
Capital Center Energy Company, L.L.C.                      Rhode Island
Capital Center Generating Company, L.L.C.                  Rhode Island
CCEI, L.L.C.                                               Rhode Island
Contigo, Inc. *                                              Delaware
Delaware Business Trust
Delaware Business Trust
Delaware Business Trust
DownCity Energy Company, L.L.C.                            Rhode Island
Energia Estrella del Sur, S.A. de C.V.                        Mexico
Energy Worx, Inc.                                            Delaware
Enhanced Service Systems, Inc.                               Delaware
Fall River Gas Appliance Company, Inc.                     Massachusetts
Honesdale Gas Company*                                     Pennsylvania
Mercado Gas Services Inc.                                    Delaware
Newport America Corporation                                Rhode Island
Norteno Pipeline Company                                     Delaware
P.E.C./S.O.C. Massachusetts Acquisition Co., Inc.*         Massachusetts
Patience Realty Corp.                                      Rhode Island
PEI Power Corporation                                      Pennsylvania
Penn Gas Development Co.*                                  Pennsylvania
Pennsylvania Energy Resources, Inc.*                       Pennsylvania
PG Energy Services Inc.*                                   Pennsylvania
ProvEnergy Fuels, Inc.*                                    Rhode Island
ProvEnergy HomeWorks, Inc.*                                Rhode Island
ProvEnergy Power Company, L.L.C.*                          Rhode Island
Providence Energy Oil Enterprises, Inc.*                   Rhode Island
Providence Energy Services, Inc.*                          Rhode Island
Prudence Corporation                                       Rhode Island
Rhode Island Development & Exploration Company*            Rhode Island
Southern Transmission Company                                Delaware
Southern Union Energy International, Inc.                    Delaware
Southern Union Financial I                                   Delaware
Southern Union Financial II                                  Delaware
Southern Union Financial III                                 Delaware
Southern Union Gas Company, Inc.*                            Delaware


--------------------------------------------------------------------------------

          Subsidiary                                   State of Organization

Southern Union Gas Company, Inc. Texas*                       Texas
Southern Union International Investments, Inc.               Delaware
Southern Union Technology Partners, L.P.                      Texas
Southern Union Total Energy Systems, Inc.                    Delaware
SU Acquisition Corporation*                                 California
SUGAir Aviation Company                                      Delaware
SUGAir NC Aviation Company                                North Carolina
Super Service Motor Oil Company, Inc.*                     Rhode Island
Super Service Oil Co.*                                     Rhode Island
Super Service Realty Co., Inc.                             Rhode Island
SUPro Energy Company                                         Delaware
Sygent, Inc.*                                                Delaware
Valley Appliance and Merchandising Company                 Rhode Island
Valley Propane, Inc.*                                      Rhode Island
Western Utilities, Inc. Delaware*                            Delaware
Western Utilities, Inc. New Mexico*                          New Mexico
RI Development & Exploration Co.                           Rhode Island


* Inactive


--------------------------------------------------------------------------------

                                  SCHEDULE 6.3

                               MATERIAL LITIGATION



Municipal Franchise Litigation

         In August 1998, a jury in Edinburg, Texas concluded deliberations on the City of Edinburg's franchise fee lawsuit against PG&E Gas Transmission, Texas Corporation (formerly Valero Energy Corporation ("Valero") and a number of its subsidiaries, as well as former Valero subsidiary Rio Grande Valley Gas Company ("RGV") and RGV's successor company, Southern Union Company. Southern Union Company purchased RGV from Valero in October 1993. The jury awarded the plaintiff damages against all defendants under several largely overlapping but mutually exclusive claims totaling approximately $13,000,000. The trial judge subsequently reduced the award to approximately $700,000 against Southern Union Company and $7,800,000 against Valero and Southern Union Company together. The trial court's decision was appealed to the Thirteenth District of the Texas Court of Appeals ("Court of Appeals"). The Court of Appeals reversed and modified the trial court's judgment and awarded the City of Edinburg $585,000, plus pre-judgment interest of $190,000, against RGV, Southern Union Company and Valero for breach of contract. The Court of Appeals upheld the award for attorneys' fees of approximately $3,500,000 against Valero, RGV and Southern Union Company. Southern Union Company has appealed this decision to the Supreme Court of Texas. Southern Union Company will continue to monitor its position in this case.

Other

         Southern Union Company and its subsidiaries are parties to other legal proceedings that management considers to be normal actions to which an enterprise of its size and nature might be subject. Management does not consider these actions to be material to Southern Union Company's overall business or financial conditions, results of operations or cash flows.


--------------------------------------------------------------------------------

                                  SCHEDULE 6.6

                                   TAX CLAIMS


Missouri Sales Tax Audit - no assessments made to-date
Texas Sales Tax Audit - no assessments made to-date
Florida Sales Tax Audit - $12,560 (partially in dispute)
Internal Revenue Service - $10,400 for calendar year 1999 (disputed)


--------------------------------------------------------------------------------

                                  SCHEDULE 6.16


                              ENVIRONMENTAL MATTERS



None


--------------------------------------------------------------------------------

                                                                   Exhibit 10(k)


                                PROMISSORY NOTE


$308,000.00                                      January 28, 2000, Austin, Texas


     FOR VALUE RECEIVED, the undersigned hereby promisses to pay to the order of Southern Union Company the principal sum of Three Hundred Eight Thousand and 00/100 Dollars ($308,000.00), together with interest thereon at the rate hereafter specified, payable as follows:

     Interest will be charged on the unpaid principal balance of this Note at the rate equal to the higher of: (a) the Applicable Federal Rate or (b) five basis points (.05%) plus the Eurodollar Rate. The "Eurodollar Rate" is the interest rate on the second day of the calendar month for 30-day Eurodollar Loans, as defined in that certain Revolving Credit Agreement (Short-Term Credit Facility) dated November 10, 1998, between Southern Union Company as borrower and Chase Bank of Texas, N.A., for itself and as agent, as lender (the "Loan Agreement"). The "Applicable Federal Rate" is the lower of: (i) the Federal statutory short-term interest rate, compounded annually; or (ii) the alternative Federal short-term interest rate, compounded annually, as defined in U. S. Treasury Regulation 1.78-3(b)(2). The interest rate of this Note will be adjusted monthly on the second day of the month beginning on February 2, 2000, and on the second day of each month thereafter.

     Commencing on February 15, 2000, and on the 15th day of each month thereafter until this Note is paid in full, the undersigned will pay to the holder of this Note the sum of One Thousand Five Hundred Dollars ($1,500.00). Such payments shall be applied first to interest, and the remainder, if any, shall be applied to principal. All principal and interest owing under this Note will be due and payable on January 27, 2010.

     Absent any default hereunder, during the term of this Note, the accrued interest, if any, not paid in full by the scheduled monthly payments and any unscheduled prepayments (the "Deferred Interest") shall not be added to the principal balance of this Note.

     In the event the undersigned fails to make any payment when due hereunder, at the option of the holder, the entire unpaid indebtedness evidenced by this Note may become due, payable and collectible then or thereafter, as such holder may elect, regardless of the maturity date thereof. Upon such acceleration, the Deferred Interest shall be added to the principal amount then due, and the principal due will be calculated by subtracting all principal payments made to such date from the original principal sum of Three Hundred Eight Thousand and 00/100 Dollars ($308,000.00), plus all Deferred Interest.

     The undersigned will have the right at any time and from time to time to prepay all or any portion of the principal of this Note without premium or penalty, but with interest to the date of prepayment on the amount prepaid. All prepayment of principal will be applied to payments due in the inverse order of maturity. Any such prepayment under this Note shall be applied first to accrued interest and the balance to principal, but no part prepayment shall delay or otherwise affect the maturity date of this Note with respect to the unpaid balance thereof.

     In the event the Loan Agreement is terminated, the Eurodollar Rate will be determined by reference to any successor revolving credit agreement executed by Southern Union Company.

     The maker, endorsers, sureties, guarantors and all other persons who may become liable for all or any portion of this obligation severally waive presentment for payment, protest and notice of nonpayment. Said parties consent to any extension of time (whether one or more) of payment hereof, release of all or any part of the security for the payment hereof, or release of any party liable for payment of this obligation. Any such extension or release may be made without notice to any such party and without discharging said party's liability hereunder.

     IN WITNESS WHEREOF, the undersigned has executed this instrument effective on the date first above written.


                                  DENNIS K. MORGAN
                                  ----------------
                                  Dennis K. Morgan


--------------------------------------------------------------------------------

                           SUBSIDIARIES OF THE COMPANY                Exhibit 21



                    Name                       State or Country of Incorporation
--------------------------------------------   ---------------------------------

Alternate Energy Corporation                             Rhode Island
Energia Estrella del Sur, S. A. de C. V.                 Mexico
Enhanced Service Systems, Inc.                           Delaware
Fall River Gas Appliance Company, Inc.                   Massachusetts
Mercado Gas Services, Inc.                               Delaware
Norteno Pipeline Company                                 Delaware
PEI Power Corporation                                    Pennsylvania
PG Energy Services, Inc.                                 Pennsylvania
ProvEnergy Power Company, LLC                            Rhode Island
Southern Transmission Company                            Delaware
Southern Union Energy International, Inc.                Delaware
Southern Union Financing I                               Delaware
Southern Union International Investments, Inc.           Delaware
SUPro Energy Company                                     Delaware
Valley Appliance and Merchandising Company               Rhode Island


-------------------------

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


--------------------------------------------------------------------------------

                  CONSENT OF INDEPENDENT ACCOUNTANTS                  Exhibit 23



We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (File Nos. 333-74696, 333-71988, 333-02965 and 333-10585)
and Form S-8 (File Nos. 33-37261, 33-69596, 33-69598, 33-61558, 333-79443,
333-08994, 333-42635, 333-89971, 333-36146, 333-36150, and 333-47144) of
Southern Union Company of our report dated September 17, 2002, relating to the consolidated financial statements, which appears in this Form 10-K.




PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
September 27, 2002


--------------------------------------------------------------------------------

                          POWER OF ATTORNEY                           Exhibit 24



KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Thomas F. Karam, Dennis K. Morgan and
David J. Kvapil, or any of them, acting individually or together, as such person's true and lawful attorney(s)-in-fact and agent(s), with full power of substitution and revocation, to act in any capacity for such person and in such person's name, place and stead in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended June 30, 2002 of Southern Union Company, a Delaware corporation, and any amendments thereto, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission and the New York Stock Exchange.

Dated:    September 27, 2002


GEORGE L. LINDEMANN                        ADAM M. LINDEMANN
-------------------                        -----------------
George L. Lindemann                        Adam M. Lindemann



JOHN E. BRENNAN                            RONALD W. SIMMS
---------------                            ---------------
John E. Brennan                            Ronald W. Simms



THOMAS F. KARAM                            DAVID BRODSKY
---------------                            -------------
Thomas F. Karam                            David Brodsky



FRANK W. DENIUS                            DAN K. WASSONG
---------------                            --------------
Frank W. Denius                            Dan K. Wassong






--------------------------------------------------------------------------------

                                                                  Exhibit 99.1-A


        STATEMENT UNDER OATH OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL
         FINANCIAL OFFICER REGARDING FACTS AND CIRCUMSTANCES RELATING TO
                              EXCHANGE ACT FILINGS


I, George L. Lindemann, Chairman of the Board and Chief Executive Officer, state and attest that:

   1. To the best of my knowledge, based upon a review of the covered reports of Southern Union Company, and, except as corrected or supplemented in a subsequent covered report:

           o no covered report contained an untrue statement of a material fact as of the end of the period covered by such report (or in the case of a report on Form 8-K or definitive proxy materials, as of the date on which it was filed); and

           o no covered report omitted to state a material fact necessary to make the statements in the covered report, in light of the circumstances under which they were made, not misleading as of the end of the period covered by such report (or in the case of a report on Form 8-K or definitive proxy materials, as of the date on which it was filed).

   2. I have reviewed the contents of this statement with the Company's audit committee.

   3. In this statement under oath, each of the following, if filed on or before the date of this statement, is a "covered report":

           o Annual Report on Form 10-K filed with the Commission on September 27, 2002 of Southern Union Company;

           o all reports on Form 10-Q, all reports on Form 8-K and all definitive proxy materials of Southern Union Company filed with the Commission subsequent to the filing of the Form 10-K identified above; and

           o   any amendments to any of the foregoing.


GEORGE L. LINDEMANN             Subscribed and sworn to before me this 27 day of
-------------------             September, 2002
George L. Lindemann
Chairman of the Board and       JOANNE ZERILLO
Chief Executive Officer         --------------------------------
September 27, 2002              Notary Public
                                My Commission Expires: JULY 2, 2007
                                                       -----------------

--------------------------------------------------------------------------------

                                                                  Exhibit 99.1-B


        STATEMENT UNDER OATH OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL
         FINANCIAL OFFICER REGARDING FACTS AND CIRCUMSTANCES RELATING TO
                              EXCHANGE ACT FILINGS


I, David J. Kvapil, Executive Vice President and Chief Financial Officer, state and attest that:

   1. To the best of my knowledge, based upon a review of the covered reports of Southern Union Company, and, except as corrected or supplemented in a subsequent covered report:

           o no covered report contained an untrue statement of a material fact as of the end of the period covered by such report (or in the case of a report on Form 8-K or definitive proxy materials, as of the date on which it was filed); and

           o no covered report omitted to state a material fact necessary to make the statements in the covered report, in light of the circumstances under which they were made, not misleading as of the end of the period covered by such report (or in the case of a report on Form 8-K or definitive proxy materials, as of the date on which it was filed).

   2. I have reviewed the contents of this statement with the Company's audit committee.

   3. In this statement under oath, each of the following, if filed on or before the date of this statement, is a "covered report":

           o Annual Report on Form 10-K filed with the Commission on September 27, 2002 of Southern Union Company;

           o all reports on Form 10-Q, all reports on Form 8-K and all definitive proxy materials of Southern Union Company filed with the Commission subsequent to the filing of the Form 10-K identified above; and

           o   any amendments to any of the foregoing.


DAVID J. KVAPIL                 Subscribed and sworn to before me this 27 day of
---------------                 September 27, 2002.
David J. Kvapil
Executive Vice President and    BONNY M. NALLON
Chief Financial Officer         ------------------------------
September 27, 2002              Notary Public
                                My Commission Expires: JUNE 1, 2006
                                                       ------------------


--------------------------------------------------------------------------------

                                                                  Exhibit 99.2-A


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Southern Union Company ("Company") on Form 10-K for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,
George L. Lindemann, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


GEORGE L. LINDEMANN
-------------------
George L. Lindemann
Chairman of the Board and
Chief Executive Officer
September 27, 2002


--------------------------------------------------------------------------------

                                                                  Exhibit 99.2-B


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Southern Union Company ("Company") on Form 10-K for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,
David J. Kvapil, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


DAVID J. KVAPIL
---------------
David J. Kvapil
Executive Vice President and
Chief Financial Officer
September 27, 2002



--------------------------------------------------------------------------------