Form 10-Q
period 2002-09-30
SOUTHERN UNION CO
filed 2002-11-14
CIK 203248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                 -----------------

                                    FORM 10-Q


                         For the quarterly period ended
                         ------------------------------

                               September 30, 2002


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
Yes  |X|  No
    -----     -----

The number of shares of the registrant's Common Stock outstanding on November 8, 2002 was 55,549,034.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                                    FORM 10-Q
                               September 30, 2002
                                      Index

PART I.  FINANCIAL INFORMATION                                           Page(s)
                                                                         -------

     Item 1.  Financial Statements

              Consolidated statements of operations - three and
                twelve months ended September 30, 2002 and 2001            2-3

              Consolidated balance sheet - September 30, 2002 and
                2001 and June 30, 2002                                     4-5

              Consolidated statement of stockholders' equity -
                three months ended September 30, 2002 and twelve
                months ended June 30, 2002                                  6

              Consolidated statements of cash flows - three and
                twelve months ended September 30, 2002 and 2001            7-8

              Notes to consolidated financial statements                   9-18

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       19-27

     Item 3.  Quantitative and Qualitative Disclosures about Market
                Risk                                                        26

     Item 4.  Controls and Procedures                                       27

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

              (See "COMMITMENTS AND CONTINGENCIES" in Notes to
                Consolidated Financial Statements)                        15-18

     Item 6.  Exhibits and Reports on Form 8-K

              (a)  Exhibits:
                      99.1     Certificate of the Chief Executive
                               Officer pursuant to 18 U.S.C.ss.1350
                               (Section 906 of the Sarbanes-Oxley
                               Act of 2002)

                      99.2     Certificate of the Chief Financial
                               Officer pursuant to 18 U.S.C.ss.1350
                               (Section 906 of the Sarbanes-Oxley
                               Act of 2002)

              (b) Reports on Form 8-K:

                  Date Filed          Description of Filing
                  ----------   -------------------------------------
                   08/07/02    Announcement of operating performance
                                 for the quarter and year ended
                                 June 30, 2002 and 2001 and filing,
                                 under Item 9, summary statements of
                                 income of Southern Union Company
                                 for the quarter and year ended
                                 June 30, 2002 and 2001 (unaudited)
                                 and notes thereto.

                   08/08/02 Announcement that Southwest Gas Corporation ("Southwest") will pay Southern Union Company $17.5 million to settle claims relating to Southern Union's attempts to purchase Southwest.


--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                Three Months Ended September 30,
                                                --------------------------------
                                                    2002                2001
                                                ------------        ------------
                                                  (thousands of dollars, except
                                                  shares and per share amounts)

Operating revenues..........................    $   147,399         $   173,969
Cost of gas and other energy................        (66,183)            (92,987)
Revenue-related taxes.......................         (5,132)             (6,032)
                                                -----------         -----------
  Operating margin..........................         76,084              74,950

Operating expenses:
  Operating, maintenance and general........         52,762              53,104
  Business restructuring charges............             --              32,706
  Depreciation and amortization.............         18,862              21,877
  Taxes, other than on income and revenues..          8,137               8,309
                                                -----------         -----------
    Total operating expenses................         79,761             115,996
                                                -----------         -----------
    Net operating loss......................         (3,677)            (41,046)
                                                -----------         -----------

Other income (expense):
  Interest .................................        (21,196)            (27,159)
  Dividends on preferred securities of
    subsidiary trust........................         (2,370)             (2,370)
  Other, net................................         16,835              23,596
                                                -----------         -----------
      Total other expenses, net.............         (6,731)             (5,933)
                                                -----------         -----------

      Loss before income tax benefit........        (10,408)            (46,979)

Federal and state income tax benefit........         (3,913)            (16,576)
                                                -----------         -----------

Net loss attributable to common stock.......    $    (6,495)        $   (30,403)
                                                ===========         ===========

Net loss per share:
  Basic.....................................    $      (.12)        $      (.55)
                                                ===========         ===========
  Diluted  .................................    $      (.12)        $      (.55)
                                                ===========         ===========

Weighted average shares outstanding:
  Basic.....................................     53,813,963          55,051,249
                                                ===========         ===========
  Diluted...................................     53,813,963          55,051,249
                                                ===========         ===========














                             See accompanying notes.

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                               Twelve Months Ended September 30,
                                               ---------------------------------
                                                   2002                 2001
                                               ------------         ------------
                                                 (thousands of dollars, except
                                                 shares and per share amounts)

Operating revenues.........................    $ 1,263,980          $ 1,962,314
Cost of gas and other energy...............       (736,763)          (1,383,203)
Revenue-related taxes......................        (46,225)             (69,755)
                                               -----------          -----------
  Operating margin.........................        480,992              509,356

Operating expenses:
  Operating, maintenance and general.......        220,901              255,639
  Business restructuring charges...........         (1,394)              32,706
  Depreciation and amortization............         74,161               92,897
  Taxes, other than on income and revenues.         28,386               33,309
                                               -----------          -----------
    Total operating expenses...............        322,054              414,551
                                               -----------          -----------
    Net operating revenues.................        158,938               94,805
                                               -----------          -----------

Other income (expense):
  Interest ................................        (85,762)            (114,372)
  Dividends on preferred securities of
    subsidiary trust.......................         (9,480)              (9,480)
  Other, net...............................          7,607              105,928
                                               -----------          -----------
      Total other expenses, net............        (87,635)             (17,924)
                                               -----------          -----------

      Earnings before income taxes.........         71,303               76,881

Federal and state income taxes.............         27,771               36,025
                                               -----------          -----------

Net earnings available for common stock....    $    43,532          $    40,856
                                               ===========          ===========

Net earnings per share:
  Basic:...................................    $       .81          $       .74
                                               ===========          ===========
  Diluted:.................................    $       .78          $       .70
                                               ===========          ===========

Weighted average shares outstanding:
  Basic....................................     53,575,135           55,054,001
                                               ===========          ===========
  Diluted..................................     56,078,668           58,349,604
                                               ===========          ===========




















                             See accompanying notes.

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS



                                             September 30,            June 30,
                                      --------------------------    ------------
                                          2002          2001            2002
                                      ------------  ------------    ------------
                                               (thousands of dollars)

Property, plant and equipment:
  Plant in service................    $ 2,278,998   $ 2,201,146     $ 2,265,747
  Construction work in progress...         22,118        27,523          12,152
                                      -----------   -----------     -----------
                                        2,301,116     2,228,669       2,277,899
  Less accumulated depreciation
    and amortization..............       (838,741)     (784,713)       (821,539)
                                      -----------   -----------     -----------
      Net property, plant and
        equipment.................      1,462,375     1,443,956       1,456,360
                                      -----------   -----------     -----------


Current assets:
  Cash and cash equivalents.......            985            --              --
  Accounts receivable, billed and
    unbilled, net.................         94,337       139,148         122,224
  Inventories, principally at
    average cost..................        139,193       173,729         103,001
  Deferred gas purchase costs.....         14,699        65,582              --
  Investment securities available
    for sale......................            414         8,052           1,163
  Prepayments and other...........         11,745        12,874          14,091
                                      -----------   -----------     -----------
      Total current assets........        261,373       399,385         240,479
                                      -----------   -----------     -----------

Goodwill, net ....................        713,390       721,252         713,390

Deferred charges..................        217,238       232,717         210,263

Investment securities, at cost....          9,786        19,226           9,786

Real estate   ....................             --         2,474              --

Other.............................         46,151        39,267          46,189
                                      -----------   -----------     -----------










      Total assets................    $ 2,710,313   $ 2,858,277     $ 2,676,467
                                      ===========   ===========     ===========








                             See accompanying notes.

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      STOCKHOLDERS' EQUITY AND LIABILITIES



                                             September 30,            June 30,
                                      --------------------------    ------------
                                          2002          2001            2002
                                      ------------  ------------    ------------
                                               (thousands of dollars)

Common stockholders' equity:
  Common stock, $1 par value;
    authorized 200,000,000
    shares; issued 58,362,012
    shares........................    $    58,362   $    54,668     $    58,055
  Premium on capital stock........        708,757       677,759         707,912
  Less treasury stock, 3,125,993
    shares at cost................        (57,673)      (18,055)        (57,673)
  Less common stock held in trust.        (18,250)      (18,502)        (17,821)
  Deferred compensation plans.....         10,159         7,499           9,373
  Accumulated other comprehensive
    income (loss).................        (14,943)          (57)        (14,500)
  Retained earnings (deficit).....         (6,495)      (25,300)             --
                                      -----------   -----------     -----------

  Total common stockholders'
    equity........................        679,917       678,012         685,346

Company-obligated mandatorily
  redeemable preferred securities
  of subsidiary trust holding
  solely subordinated notes of
  Southern Union..................        100,000       100,000         100,000

Long-term debt and capital lease
  obligation......................      1,049,079       842,866       1,082,210
                                      -----------   -----------     -----------

      Total capitalization........      1,828,996     1,620,878       1,867,556

Current liabilities:
  Long-term debt and capital lease
    obligation due within one
    year..........................         98,316       490,470         108,203
  Notes payable...................        230,700       193,000         131,800
  Accounts payable................         63,888        91,965          86,540
  Federal, state and local taxes..          4,297        13,950           9,212
  Accrued interest................         17,029        16,540          17,415
  Accrued dividends on preferred
    securities of subsidiary
    trust.........................             --         2,370           2,370
  Customer deposits...............         19,122        20,180          19,808
  Deferred gas purchases..........             --            --           4,924
  Other...........................         55,445        66,403          46,098
                                      -----------   -----------     -----------

      Total current liabilities...        488,797       894,878         426,370
                                      -----------   -----------     -----------

Deferred credits and other .......        178,475       149,988         165,889
Accumulated deferred income taxes.        214,045       192,533         216,652
                                      -----------   -----------     -----------

    Total stockholders' equity
      and liabilities.............    $ 2,710,313   $ 2,858,277     $ 2,676,467
                                      ===========   ===========     ===========








                             See accompanying notes.

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                  Accumu-
                                                   lated
            Common  Premium             Common     Other
            Stock,    on     Treasury    Stock    Compre-
            $1 Par  Capital   Stock,    Held in   hensive   Retained
             Value   Stock    at Cost    Trust     Income   Earnings    Total
            ------- -------- --------- --------- ---------- --------- ----------
                                  (thousands of dollars)

Balance
 July 1,
 2001...... $54,553 $676,324 $(15,869) $(11,697) $  13,443  $  5,103  $ 721,857

 Comprehen-
  sive in-
  come:
   Net
    earn-
    ings...      --       --       --        --         --    19,624     19,624
   Unrea-
    lized
    loss in
    invest-
    ment
    secur-
    ities,
    net of
    tax
    bene-
    fit....      --       --       --        --    (18,249)       --    (18,249)
   Minimum
    pension
    liabil-
    ity ad-
    just-
    ment;
    net of
    tax....      --       --       --        --    (10,498)       --    (10,498)
   Unrea-
    lized
    gain on
    hedging
    activi-
    ties,
    net of
    tax....      --       --       --        --        804        --        804
                                                                      ---------
   Compre-
    hen-
    sive
    income
    (loss).                                                              (8,319)
                                                                      ---------
 Payment on
  note re-
  ceivable.      --      202       --        --         --        --        202
 Purchase
  of trea-
  sury
  stock....      --       --  (41,632)       --         --        --    (41,632)
 5% stock
  dividend.   2,618   22,091       --        --         --   (24,727)       (18)
 Stock
  compen-
  sation
  plan.....      --    1,248       --     1,257         --        --      2,505
 Sale of
  common
  stock
  held in
  trust....      --       26       --     1,945         --        --      1,971
 Exercise
  of stock
  options..     884    8,021     (172)       47         --        --      8,780
            ------- -------- --------  --------  ---------  --------  ---------
Balance
 June 30,
 2002......  58,055  707,912  (57,673)   (8,448)   (14,500)       --    685,346

 Comprehen-
  sive in-
  come:
   Net
    loss...      --       --       --        --         --    (6,495)    (6,495)
   Unrea-
    lized
    loss in
    invest-
    ment
    securi-
    ties,
    net of
    tax
    bene-
    fit....      --       --       --        --       (487)       --       (487)
   Unrea-
    lized
    gain on
    hedging
    activi-
    ties,
    net of
    tax....      --       --       --        --         44        --         44
                                                                      ---------
   Compre-
    hensive
    income
    (loss).                                                              (6,938)
                                                                      ---------
  Stock
   compen-
   sation
   plan....      --      200       --       357         --        --        557
  Exercise
   of stock
   options.     307      645       --        --         --        --        952
            ------- -------- --------  --------  ---------  --------  ---------
Balance
 Septem-
 ber 30,
 2002...... $58,362 $708,757 $(57,673) $ (8,091) $ (14,943) $ (6,495) $ 679,917
            ======= ======== ========  ========  =========  ========  =========
















                             See accompanying notes.

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                Three Months Ended September 30,
                                                --------------------------------
                                                    2002                2001
                                                ------------        ------------
                                                     (thousands of dollars)

Cash flows from (used in) operating
  activities:
    Net loss ...............................    $    (6,495)        $   (30,403)
    Adjustments to reconcile net loss to
      net cash flows from (used in)
      operating activities:
        Depreciation and amortization.......         18,862              21,877
        Deferred income taxes...............         (2,369)              1,476
        Provision for bad debts.............          3,612               1,507
        Business restructuring charges......             --              29,400
        Gain on sale of other assets........             --              (4,653)
        Gain on settlement of interest rate
          swaps.............................             --             (17,166)
        Financial derivative trading gains..           (151)               (357)
        Other...............................          1,110                 135
          Changes in operating assets and
            liabilities, net of dispositions:
              Accounts receivable, billed
                and unbilled................         26,275              76,833
              Accounts payable..............        (22,652)            (13,598)
              Customer deposits.............           (686)               (105)
              Deferred gas purchase costs...        (19,623)               (411)
              Inventories...................        (36,192)            (68,108)
              Deferred charges and credits..          5,668               2,607
              Prepaids and other current
                assets......................          2,452               1,068
              Taxes and other current
                liabilities.................          2,384             (18,138)
                                                -----------         -----------
    Net cash flows used in operating
      activities............................        (27,805)            (18,036)
                                                -----------         -----------
Cash flows from (used in) investing
  activities:
    Additions to property, plant and
      equipment.............................        (25,571)            (24,390)
    Notes receivable........................         (2,000)                 --
    Proceeds from sale of subsidiaries and
      other assets..........................             --              26,049
    Proceeds from settlement of interest
      rate swaps............................             --              17,166
    Customer advances.......................            150                (581)
    Other...................................            431                (135)
                                                -----------         -----------
      Net cash flows from (used in)
        investing activities................        (26,990)             18,109
                                                -----------         -----------
Cash flows from (used in) financing
  activities:
    Issuance of long-term debt..............        311,087                  --
    Issuance cost of debt...................         (1,054)               (290)
    Repayment of debt and capital lease
      obligation............................       (354,105)             (2,208)
    Net borrowings under revolving credit
      facilities............................         98,900               2,400
    Purchase of treasury stock..............             --              (1,698)
    Proceeds from exercise of stock options.            952                 504
    Other...................................             --                  --
                                                -----------         -----------
      Net cash flows from (used in)
        financing activities...............          55,780              (1,292)
                                                -----------         -----------
Change in cash and cash equivalents........             985              (1,219)
Cash and cash equivalents at beginning of
  period...................................              --               1,219
                                                -----------         -----------
Cash and cash equivalents at end of period..    $       985         $        --
                                                ===========         ===========

Supplemental disclosures of cash flow
  information:
    Cash paid during the period for:
      Interest..............................    $    26,020         $    28,311
                                                ===========         ===========
      Income taxes .........................    $       209         $        --
                                                ===========         ===========










                             See accompanying notes.

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                               Twelve Months Ended September 30,
                                               ---------------------------------
                                                   2002                 2001
                                               ------------         ------------
                                                    (thousands of dollars)

Cash flows from (used in) operating
  activities:
    Net earnings..........................     $    43,532          $    40,856
    Adjustments to reconcile net earnings
      to net cash flows from (used in)
      operating activities:
        Depreciation and amortization.....          74,161               92,897
        Deferred income taxes.............          24,552               30,979
        Provision for bad debts...........          14,958               33,497
        Provision for investment
          impairment......................          10,380                   --
        Business restructuring charges....          (1,394)              29,400
        Gain on settlement of interest
          rate swaps......................              --              (17,166)
        Gain on sale of subsidiaries and
          other assets....................          (1,761)             (18,892)
        Loss on sale of subsidiaries......           1,500                   --
        Financial derivative trading
          (gains) losses..................          (5,997)               2,132
        Gain on sale of investment
          securities......................          (1,004)             (74,582)
        Other.............................           3,856                2,149
        Changes in operating assets and
          liabilities, net of dispositions:
            Accounts receivable, billed
              and unbilled................          32,102              (46,944)
            Accounts payable..............         (24,632)             (15,330)
            Customer deposits.............            (794)                (899)
            Deferred gas purchase costs...          50,883              (41,733)
            Inventories...................          33,243              (55,111)
            Deferred charges and credits..          22,568               (8,907)
            Prepaids and other current
              assets......................          (1,515)               1,403
            Taxes and other liabilities...         (10,668)             (23,861)
                                               -----------          -----------
    Net cash flows from (used in)
      operating activities................         263,970              (70,112)
                                               -----------          -----------
Cash flows from (used in) investing
  activities:
    Additions to property, plant and
      equipment...........................         (94,460)            (126,258)
    Acquisition of operations, net of
      cash received.......................              --               (7,657)
    Purchase of investment securities.....            (793)             (12,640)
    Notes receivable......................          (4,750)                  --
    Proceeds from sale of subsidiaries
      and other assets....................          14,886               49,987
    Proceeds from sale of investment
      securities..........................           1,213               85,761
    Customer advances.....................           1,183                   88
    Proceeds from settlement of interest
      rate swaps..........................              --               17,166
    Other.................................          (1,604)               5,340
                                               -----------          -----------
      Net cash flows from (used in)
        investing activities..............         (84,325)              11,787
                                               -----------          -----------
Cash flows from (used in) financing
  activities:
    Issuance of long-term debt............         311,087               55,000
    Issuance cost of debt.................          (1,685)              (1,226)
    Repayment of debt and capital lease
      obligation..........................        (497,028)             (54,772)
    Net (payments) borrowings under
      revolving credit facilities.........          37,700               57,547
    Purchase of treasury stock............         (39,934)              (1,698)
    Proceeds from exercise of stock
      options.............................           8,794                  784
    Other.................................           2,406                   --
                                               -----------          -----------
      Net cash flows from (used in)
        financing activities..............        (178,660)              55,635
                                               -----------          -----------
Change in cash and cash equivalents.......             985               (2,690)
Cash and cash equivalents at beginning
  of period...............................              --                2,690
                                               -----------          -----------
Cash and cash equivalents at end of
  period..................................     $       985          $        --
                                               ===========          ===========

Supplemental disclosures of cash flow
  information:
    Cash paid during the period for:
      Interest............................     $    97,982          $   118,386
                                               ===========          ===========
      Income taxes.........................    $    (3,857)         $    21,052
                                               ===========          ===========






                             See accompanying notes.

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



FINANCIAL STATEMENTS

These interim financial statements should be read in conjunction with the financial statements and notes thereto contained in Southern Union Company's (Southern Union and, together with its wholly-owned subsidiaries, the Company) Annual Report on Form 10-K for the fiscal year ended June 30, 2002. All dollar amounts in the tables herein, except per share amounts, are stated in thousands unless otherwise indicated. Certain prior period amounts have been reclassified to conform with the current period presentation.

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

SIGNIFICANT ACCOUNTING POLICIES

Effective July 1, 2002, the Company adopted Accounting for Asset Retirement Obligations which requires the fair value of a liability for an asset retirement legal obligation to be recognized in the period in which it is incurred and when the amount of the liability can be reasonably estimated. When the liability is initially recorded, associated costs are capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. In certain rate jurisdictions, the Company is permitted to include annual charges for cost of removal in its regulated cost of service rates charged to customers. The adoption of Accounting for Asset Retirement Obligations did not have a material impact on the Company's financial position, results of operations or cash flows for all periods presented.

Also effective July 1, 2002, the Company adopted Accounting for the Impairment or Disposal of Long-lived Assets. The Statement provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. Under the Statement, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. The Statement is not expected to materially change the methods the Company uses to measure impairment losses on long-lived assets, but may result in additional future dispositions being reported as discontinued operations than was previously permitted.

ACQUISITIONS AND DIVESTITURES

On October 16, 2002, the Company entered into a definitive agreement with ONEOK, Inc. (ONEOK) of Tulsa, Oklahoma, to sell its Southern Union Gas Company Texas division and related assets to ONEOK for approximately $420,000,000 in cash. The sale involves the divestiture of Southern Union Gas Company (Southern Union
Gas), Mercado Gas Services, Inc. (Mercado), SUPro Energy Company (SUPro), Southern Transmission Company (STC), Southern Union Energy International, Inc.
(SUEI), Southern Union International Investments, Inc. (Investments) and Norteno Pipeline Company (Norteno). Southern Union Gas distributes natural gas as a public utility to approximately 535,000 customers throughout Texas, including the cities of Austin, El Paso, Brownsville, Galveston and Port Arthur. Mercado markets natural gas to commercial and industrial customers. SUPro provides propane gas services to approximately 4,000 customers located principally in Austin, El Paso and Alpine, Texas as well as Las Cruces, New Mexico and surrounding communities. STC owns and operates 118.8 miles of intrastate pipeline that serves commercial, industrial and utility customers in central, south and coastal Texas. SUEI and Investments participate in energy-related projects internationally. Energia Estrella del Sur, S. A. de C. V., a wholly-owned Mexican subsidiary of SUEI and Investments, has a 43% equity ownership in a natural gas distribution company, along with other related operations, which currently serves 23,000 customers in Piedras Negras, Mexico, across the border from Southern Union Gas' Eagle Pass, Texas service area. Norteno owns and operates interstate pipelines that serve the gas distribution properties of Southern Union Gas and the Public Service Company of New Mexico. Norteno also transports gas through its interstate network to the country of Mexico for Pemex Gas y Petroquimica Basica. As of September 30, 2002, the aggregate carrying amounts of assets and liabilities to be sold were

--------------------------------------------------------------------------------

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



approximately $410,000,000 and $121,000,000, respectively. Regulatory consent and approvals have been sought from several municipalities. Notice is required to the Federal Energy Regulatory Commission and the Texas Railroad Commission. Early termination of the waiting period under the Hart-Scott-Rodino Act has been granted by the Federal Trade Commission. Closing is expected to occur later this calendar year.

In April 2002, PG Energy Services Inc. ("Energy Services"), a wholly-owned subsidiary of Southern Union, sold its propane operations for $2,300,000, resulting in a pre-tax gain of $1,200,000.

In December 2001, Southern Transmission Company, a wholly-owned subsidiary of the Company, sold its 43-mile Carrizo Springs Pipeline for $1,000,000, resulting in a pre-tax gain of $561,000. Also in December 2001, the Company sold South Florida Natural Gas, a natural gas division of Southern Union, and Atlantic Gas Corporation, a Florida propane subsidiary of the Company (collectively, the Florida Operations), for $10,000,000, resulting in a pre-tax loss of $1,500,000.

In October 2001, Morris Merchants, a wholly-owned subsidiary of Southern Union which served as a manufacturers' representative agency for franchised plumbing and heating contract supplies throughout New England, was sold for $1,586,000. In September 2001, Valley Propane, a wholly-owned subsidiary of the Company which sold liquid propane to residential, commercial and industrial customers, was sold for $5,301,000. In August 2001, ProvEnergy Oil, a wholly-owned subsidiary of Southern Union which operated a fuel oil distribution business through its subsidiary, ProvEnergy Fuels, Inc. for residential and commercial customers, was sold for $15,776,000. No financial gain or loss was recognized on any of these sales transactions.

In July 2001, Energy Services sold its commercial and industrial natural gas marketing contracts for $4,972,000, resulting in a pre-tax gain of $4,653,000.

In June 2001, Keystone Pipeline Services, Inc., a wholly-owned subsidiary of Energy Services which engaged in the construction, maintenance, and rehabilitation of natural gas distribution pipelines, was sold for $3,300,000, resulting in a pre-tax gain of $707,000.

EARNINGS PER SHARE

Average shares outstanding for basic earnings per share were 53,813,963 and 55,051,249 for the three-month period ended September 30, 2002 and 2001, respectively and 53,575,135 and 55,054,001 for the twelve-month period ended September 30, 2002 and 2001, respectively. Diluted earnings per share include average shares outstanding as well as common stock equivalents from stock options and warrants. Common stock equivalents were nil for both three-month periods ended September 30, 2002 and 2001, respectively and 1,292,322 and 2,135,959 for the twelve-month period ended September 30, 2002 and 2001, respectively. At September 30, 2002, 1,197,582 shares of common stock were held by various rabbi trusts for certain of the Company's benefit plans and 48,615 shares were held in a rabbi trust for certain employees who deferred receipt of Company shares for stock options exercised. From time to time, the Company's benefit plans may purchase shares of Southern Union common stock subject to regular restrictions.

GOODWILL

Effective July 1, 2001, the Company adopted Goodwill and Other Intangible Assets. In accordance with this Statement, the Company has ceased amortization of goodwill. Goodwill, which was previously amortized on a straight-line basis over forty years, is now subject to at least an annual assessment for impairment by applying a fair-value based test.

In connection with the Company's Cash Flow Improvement Plan announced in July 2001, the Company began the divestiture of certain non-core assets. As a result of prices of comparable businesses for various non-core properties, a goodwill impairment loss of $3,358,000 was recognized in depreciation and amortization on the consolidated statement of operations for the quarter ended September 30, 2001. As a result of the sale of the Carrizo Springs

--------------------------------------------------------------------------------

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Pipeline and the Florida Operations, goodwill of $7,872,000 was eliminated during the quarter ended December 31, 2001. There was no change in the carrying amount of goodwill from June 30, 2002 to September 30, 2002.

DEFERRED CHARGES AND CREDITS

                                                     September 30,    June 30,
                                                          2002          2002
                                                     -------------  ------------

Deferred Charges
  Pensions........................................   $      53,865  $     54,259
  Income taxes....................................          31,267        30,605
  Unamortized debt expense........................          34,196        33,897
  Retirement costs other than pensions............          32,190        33,032
  Service Line Replacement program................          20,730        21,360
  Environmental...................................          23,815        16,646
  Other...........................................          21,175        20,464
                                                     -------------  ------------
    Total Deferred Charges........................   $     217,238  $    210,263
                                                     =============  ============

The Company's deferred charges include regulatory assets in the aggregate amount of $99,125,000 and $95,546,000, respectively, at September 30, 2002 and June 30, 2002. These regulatory assets primarily relate to pensions, retirement costs other than pensions, income taxes, Year 2000 costs, Missouri Gas Energy's Service Line Replacement program and environmental remediation costs. The Company records regulatory assets in accordance with the Financial Accounting Standards Board (FASB) standard Accounting for the Effects of Certain Types of Regulation.

                                                     September 30,    June 30,
                                                          2002          2002
                                                     -------------  ------------
Deferred Credits
  Pensions........................................   $      43,658  $     45,249
  Retirement costs other than pensions............          32,496        33,970
  Customer advances for construction..............          25,412        25,262
  Environmental...................................          19,821         7,206
  Investment tax credit...........................           6,657         6,663
  Self-insurance...................................          6,260         6,255
  Other............................................         44,171        41,284
                                                      ------------  ------------
    Total Deferred Credits.........................   $    178,475  $    165,889
                                                      ============  ============

The Company's deferred credits include regulatory liabilities in the aggregate amount of $10,343,000 and $6,701,000, respectively, at September 30, 2002, and June 30, 2002. These regulatory liabilities primarily relate to retirement benefits other than pensions, environmental insurance recoveries and income taxes. The Company records regulatory liabilities in accordance with the FASB standard Accounting for the Effects of Certain Types of Regulation.

INVESTMENT SECURITIES

At September 30, 2002, the Company held securities of Capstone Turbine Corporation (Capstone). This investment is classified as "available for sale" under the FASB standard Accounting for Certain Investments in Debt and Equity Securities. As of September 30, 2002, the Company's investment in Capstone had a fair value of $414,000 and unrealized gains, net of tax, related to this investment were $115,000. The Company has classified this investment as current, as it plans to monetize its investment in the near future and use the proceeds to reduce outstanding debt. All other securities owned by the Company are accounted for under the cost method. The Company's other investments in securities consist of common and preferred stock in non-public companies whose value is not readily determinable. Various Southern Union executive management, Board of Directors and employees also have an equity ownership in certain of these investments.

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

OTHER INCOME

On August 6, 2002, Southwest Gas Corporation ("Southwest") agreed to pay Southern Union $17,500,000 to settle the Company's claims of fraud and bad faith breach of contract related to Southern Union's attempts to purchase Southwest. The settlement resulted in a pre-tax gain and cash flow of $17,500,000 for the quarter ended September 30, 2002.

During the quarter ended September 30, 2001, the Company settled three interest rate swaps that were not designated as hedges and did not meet the criteria for hedge accounting, resulting in a pre-tax gain and cash flow of $17,166,000.

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

Cash Flow Hedges The Company is party to an interest rate swap created to manage exposure against volatility in interest payments on variable rate debt and which qualifies for hedge accounting. As of September 30, 2002, the derivative liability related to this designated cash flow hedge had a fair value of $451,000 and is classified under other current liabilities in the Consolidated Balance Sheet. For the three-month period ended September 30, 2002, the Company recorded net settlement payments of $168,000 on this swap through interest expense, and unrealized gains of $44,000, net of taxes, through accumulated other comprehensive income. Hedge ineffectiveness, which is recorded in interest expense, was immaterial. No component of the swaps' gain or loss was excluded from the assessment of hedge effectiveness. As of September 30, 2002, the Company expects to reclassify as interest expense $264,000 in derivative losses, net of taxes, from accumulated other comprehensive income as the settlement of swap payments occur over the next twelve months. The maximum length of time over which the Company is hedging its exposure to the payment of variable interest rates is 14 months.

Trading and Non-Hedging Activities In March 2001, the Company discovered unauthorized financial derivative energy trading activity by a non-regulated, wholly-owned subsidiary. All unauthorized trading activity was subsequently closed in March and April of 2001 resulting in a cumulative cash expense of $191,000, net of taxes. For the three-month period ended September 30, 2002, the Company recorded $151,000 through other income relating to the expiration of contracts resulting from this trading activity. The majority of the remaining deferred liability of $1,566,000 at September 30, 2002 related to these derivative instruments will be recognized as income in the consolidated statement of operations over the next three years based on the related contracts.

Beginning in May 2002, the Company acquired natural gas commodity swap derivatives and collar transactions in order to mitigate price volatility of natural gas passed through to utility customers. The cost of the derivative products and the settlement of the respective obligations are recorded through the gas purchase adjustment clause as authorized by the applicable regulatory authority and therefore do not impact earnings. The fair value of the contracts are recorded as an adjustment to a regulatory asset/liability in the consolidated financial statements. As of September 30, 2002, the fair value of the contracts, which expire at various times through May 2003, are included in the consolidated financial statements as an asset and a matching adjustment to deferred cost of gas of $164,000.

--------------------------------------------------------------------------------

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



PREFERRED SECURITIES OF SUBSIDIARY TRUST

On May 17, 1995, Southern Union Financing I (Subsidiary Trust), a consolidated wholly-owned subsidiary of Southern Union, issued $100,000,000 of 9.48% Trust Originated Preferred Securities (Preferred Securities). In connection with the Subsidiary Trust's issuance of the Preferred Securities and the related purchase by Southern Union of all of the Subsidiary Trust's common securities (Common Securities), Southern Union issued to the Subsidiary Trust $103,092,800 principal amount of its 9.48% Subordinated Deferrable Interest Notes, due 2025 (Subordinated Notes). The sole assets of the Subsidiary Trust are the Subordinated Notes. The interest and other payment dates on the Subordinated Notes correspond to the distribution and other payment dates on the Preferred Securities and the Common Securities. Under certain circumstances, the Subordinated Notes may be distributed to holders of the Preferred Securities and holders of the Common Securities in liquidation of the Subsidiary Trust. The Subordinated Notes are redeemable at the option of the Company on or after May 17, 2000, at a redemption price of $25 per Subordinated Note plus accrued and unpaid interest. The Preferred Securities and the Common Securities will be redeemed on a pro rata basis to the same extent as the Subordinated Notes are repaid, at $25 per Preferred Security and Common Security plus accumulated and unpaid distributions. Southern Union's obligations under the Subordinated Notes and related agreements, taken together, constitute a full and unconditional guarantee by Southern Union of payments due on the Preferred Securities. As of September 30, 2002 and 2001, 4,000,000 shares of Preferred Securities were outstanding.

DEBT AND CAPITAL LEASE

                                                     September 30,    June 30,
                                                          2002          2002
                                                     -------------  ------------

7.60% Senior Notes, due 2024......................   $     359,765  $    362,515
8.25% Senior Notes, due 2029......................         300,000       300,000
Term Note, due 2002...............................              --       350,000
Term Note, due 2005...............................         311,087            --
5.62% to 10.25% First Mortgage Bonds, due 2002 to
  2029............................................         147,554       147,888
7.70% Debentures, due 2027........................           6,756         6,776
Capital lease and other...........................          22,233        23,234
                                                     -------------  ------------
Total debt and capital lease......................       1,147,395     1,190,413
    Less current portion..........................          98,316       108,203
                                                     -------------  ------------
Total long-term debt and capital lease............   $   1,049,079  $  1,082,210
                                                     =============  ============

Capital Lease The Company completed the installation of an Automated Meter Reading (AMR) system at Missouri Gas Energy during the first quarter of fiscal year 1999. The installation of the AMR system involved an investment of approximately $30,000,000 which is accounted for as a capital lease obligation. As of September 30, 2002, the capital lease obligation outstanding was $20,651,000 with a fixed rate of 5.79%.

Credit Facilities On June 10, 2002, the Company entered into an amended short-term credit facility in the amount of $150,000,000 (the "Short-Term Facility"), that matures on June 9, 2003. Also on June 10, 2002, the Company amended the terms and conditions of its $225,000,000 long-term credit facility (the "Long-Term Facility"), which expires on May 29, 2004. The Company has additional availability under uncommitted line of credit facilities (Uncommitted Facilities) with various banks. Borrowings under the facilities are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. The Short-Term Facility and the Long-Term Facility (together, the "Facilities") are subject to a commitment fee based on the rating of the Senior Notes. As of September 30, 2002, the commitment fees were an annualized 0.14% on the Facilities. The interest rate on borrowings on the Facilities is calculated based upon a formula using the LIBOR or prime interest rates. A balance of $230,700,000 was outstanding under the Facilities at September 30, 2002.

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

Rhode Island On May 24, 2002, the Rhode Island Public Utilities Commission (RIPUC) approved a settlement agreement between the New England Gas Company and the RIPUC. The settlement agreement resulted in a $3,900,000 decrease in base revenues effective July 1, 2002 for New England Gas Company's Rhode Island operations, a unified rate structure ("One State; One Rate") and an integration/merger savings mechanism. The settlement agreement also allows New England Gas Company to retain $2,049,000 of merger savings and to share incremental earnings with customers when the division's Rhode Island operations return on equity exceeds 11.25%. Included in the settlement agreement was a conversion to therm billing and the approval of a reconciling Distribution Adjustment Clause (DAC). The DAC allows New England Gas Company to continue its low income assistance and weatherization programs, to recover environmental response costs over a 10-year period, puts into place a new weather normalization clause and allows for the sharing of nonfirm margins (non-firm margin is margin earned from interruptible customers with the ability to switch to alternative fuels). The weather normalization clause is designed to mitigate the impact of weather volatility on customer billings, which will assist customers in paying bills and stabilize the revenue stream. New England Gas Company will defer the margin impact of weather that is greater than 2% colder-than-normal and will recover the margin impact of weather that is greater than 2% warmer-than-normal. The non-firm margin incentive mechanism allows New England Gas Company to retain 25% of all non-firm margins earned in excess of $1,600,000.

Pennsylvania On December 7, 2000, the Pennsylvania Public Utility Commission
(PPUC) approved a settlement agreement that provided for a rate increase designed to produce $10,800,000 of additional annual revenue. The new rates became effective on January 1, 2001.

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

North Texas In May 2001, Southern Union Gas received approval of a $165,000 revenue increase for the Mineral Wells service area that collects a greater portion of the Company's revenue stream from the monthly customers' charge, and a weather normalization adjustment clause.

--------------------------------------------------------------------------------

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

In August 2001, MGE received a demand from the Port Authority for MGE to assume responsibility for remediation of soil and groundwater at property owned by the Port Authority adjacent to MGE's Stations A and B. The Port Authority intends to develop its property adjacent to MGE as a commercial and residential area (the "Riverfront Redevelopment Site"), and seeks to have MGE and other parties who may be responsible remediate contamination on the Port Authority property allegedly resulting from the historic manufactured gas plant operations. Honeywell International Inc. has also been identified as a potentially responsible party, as the alleged successor to a tar manufacturing operation formerly located on a portion of the Port Authority property known as the Riverfront Development. MGE and other parties owning property in the area have performed assessments in 2001 and early 2002 of their own and of the alleged contaminated portions of the Port Authority property.

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

--------------------------------------------------------------------------------

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Providence, Rhode Island Sites During 1995, Providence Gas began an environmental evaluation at its primary gas distribution facility located at 642 Allens Avenue in Providence, Rhode Island. Environmental studies and a subsequent remediation work plan were completed at an approximate cost of $4.5 million. Providence Gas also began a soil remediation project on a portion of the site in July 1999. As of June 30, 2001, approximately $8.9 million had been expended on soil remediation under the remediation work plan. Based on the results of the environmental investigation and the site information learned during the performance of work under the remediation work plan, on January 15, 2002, the Company requested and subsequently received authorization from RIDEM to make certain specific modifications to the 1999 Remedial Action Work Plan. On April 17, 2002, RIDEM issued a Temporary Remedial Action Permit for Phase 1 remediation at the site. A contractor was selected by the Company in a competitive bidding process. Work on Phase 1 of the site remediation was initiated on April 17, 2002, and was completed on October 10, 2002. The approximate cost of the environmental work conducted since April 17, 2002 is $4 million. Remediation of the remaining 37.5 acres of the site (known as the "Phase 2" remediation project) is not scheduled at this time.

In November 1998, Providence Gas received a letter of responsibility from the RIDEM relating to possible contamination on previously owned property at 170 Allens Avenue in Providence. The operator of the property at that time, Cargill, Inc., also received a letter of responsibility. A work plan had been created and approved by RIDEM. An investigation was then begun to determine the extent of contamination, as well as the extent of the Company's responsibility. Providence Gas entered into a cost-sharing agreement with the current operator of the property, under which Providence Gas was responsible for approximately twenty percent (20%) of the costs related to the investigation. Costs of testing at this site as of September 30, 2002 were approximately $300,000. Until RIDEM provides its final response to the investigation, and the Company knows it's ultimate responsibility respective to other potentially responsible parties with respect to the site, the Company cannot offer any conclusions as to its ultimate financial responsibility with respect to the site.

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

--------------------------------------------------------------------------------

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Pennsylvania Sites PG Energy recently received inquiries from the Pennsylvania Department of Environmental Protection ("PADEP") pertaining to three former manufactured gas plant sites. PG Energy has participated in another Pennsylvania utility's assessment of one site for the purpose of evaluating any environmental threat from the former gas manufacture operations at this site. In addition, PG Energy has met with PADEP representatives concerning two other sites and is currently performing environmental assessment work at one of the sites.

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

On May 31, 2002, the staff of the MPSC recommended that the Commission disallow approximately $15 million in gas costs incurred during the period July 1, 2000 through June 30, 2001. Missouri Gas Energy filed its response in opposition to the Staff's recommendation on July 11, 2002, vigorously disputing the Commission staff's assertions. Missouri Gas Energy intends to vigorously defend itself in this proceeding. On November 4, 2002, the Commission adopted a procedural schedule setting the matter for hearing in May of 2003.

On November 27, 2001, August 1, 2000 and August 12, 1999, the staff of the MPSC recommended that the Commission disallow approximately $5.9 million, $5.9 million and $4.3 million, respectively, in gas costs incurred during the period July 1, 1999 through June 30, 2000, July 1, 1998 through June 30, 1999, and July 1, 1997 through June 30, 1998, respectively. The basis of these proposed disallowances appears to be the same as was rejected by the Commission through an order dated March 12, 2002, applicable to the period July 1, 1996 through June 30, 1997. MGE intends to vigorously defend itself in these proceedings. On November 4, 2002, the Commission adopted a procedural schedule calling for a hearing in this matter some time after May of 2003.

--------------------------------------------------------------------------------

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Southwest Gas Litigation Several actions were commenced by persons involved in competing efforts to acquire Southwest Gas Corporation (Southwest) during 1999. All of these actions eventually were transferred to the District of Arizona
(the Court), consolidated and lodged with Judge Roslyn Silver. As a result of summary judgments granted, there are no claims remaining against Southern Union. Southern Union's claims against Southwest were settled on August 6, 2002, by Southwest's payment to Southern Union of $17,500,000. Southern Union's trial against ONEOK, Inc. and the individual defendants associated with ONEOK was scheduled to begin October 15, 2002, but has been continued to a date to be set by he Court. The Court has scheduled a status conference for November 15, 2002. The trial of Southern Union's claims against the remaining defendants, Arizona Corporation Commissioner, James Irvin, and his former aide, Jack Rose, is currently underway before Judge Silver. The Company is seeking out-of-pocket damages of $975,000 plus punitive damages against Commissioner Irvin. The Company has agreed to limit the amount of damages it seeks from Jack Rose to $250,000. The judge's schedule anticipates that the case will go to the jury on December 12, 2002.

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

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Overview The Company's core business is the distribution of natural gas as a public utility through its Southern Union Gas, Missouri Gas Energy, PG Energy, and New England Gas Company divisions. In addition, subsidiaries of the Company were established to support and expand natural gas sales and other energy sales and to capitalize on the Company's energy expertise. These subsidiaries market natural gas to end-users, operate natural gas pipeline systems, generate electricity and distribute propane. Certain subsidiaries also own or hold interests in real estate and other assets, which are primarily used in the Company's utility business.

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

Acquisitions and Divestitures On October 16, 2002, the Company entered into a definitive agreement with ONEOK, Inc. (ONEOK) of Tulsa, Oklahoma, to sell its Southern Union Gas Company Texas division and related assets to ONEOK for approximately $420,000,000 in cash. The sale involves the divestiture of Southern Union Gas Company (Southern Union Gas), Mercado Gas Services, Inc. (Mercado), SUPro Energy Company (SUPro), Southern Transmission Company (STC), Southern Union Energy International, Inc. (SUEI), Southern Union International Investments, Inc. (Investments) and Norteno Pipeline Company (Norteno). Southern Union Gas distributes natural gas as a public utility to approximately 535,000 customers throughout Texas, including the cities of Austin, El Paso, Brownsville, Galveston and Port Arthur. Mercado markets natural gas to commercial and industrial customers. SUPro provides propane gas services to approximately 4,000 customers located principally in Austin, El Paso and Alpine, Texas as well as Las Cruces, New Mexico and surrounding communities. STC owns and operates 118.8 miles of intrastate pipeline that serves commercial, industrial and utility customers in central, south and coastal Texas. SUEI and Investments participate in energy-related projects internationally. Energia Estrella del Sur, S. A. de C. V., a wholly-owned Mexican subsidiary of SUEI and Investments, has a 43% equity ownership in a natural gas distribution company, along with other related operations, which currently serves 23,000 customers in Piedras Negras, Mexico, across the border from Southern Union Gas' Eagle Pass, Texas service area. Norteno owns and operates interstate pipelines that serve the gas distribution properties of Southern Union Gas and the Public Service Company of New Mexico. Norteno also transports gas through its interstate network to the country of Mexico for Pemex Gas y Petroquimica Basica. As of September 30, 2002, the aggregate carrying amounts of assets and liabilities to be sold were approximately $410,000,000 and $121,000,000, respectively. Regulatory consent and approvals have been sought from several municipalities. Notice is required to the Federal Energy Regulatory Commission and the Texas Railroad Commission. Early termination of the waiting period under the Hart-Scott-Rodino Act has been granted by the Federal Trade Commission. Closing is expected to occur later this calendar year.

In April 2002, PG Energy Services Inc. ("Energy Services"), a wholly-owned subsidiary of Southern Union, sold its propane operations for $2,300,000, resulting in a pre-tax gain of $1,200,000.

In December 2001, Southern Transmission Company, a wholly-owned subsidiary of the Company, sold its 43-mile Carrizo Springs Pipeline for $1,000,000, resulting in a pre-tax gain of $561,000. Also in December 2001, the Company sold South Florida Natural Gas, a natural gas division of Southern Union, and Atlantic Gas Corporation, a Florida propane subsidiary of the Company (collectively, the Florida Operations), for $10,000,000, resulting in a pre-tax loss of $1,500,000.

In October 2001, Morris Merchants, a wholly-owned subsidiary of Southern Union which served as a manufacturers' representative agency for franchised plumbing and heating contract supplies throughout New England, was sold for $1,586,000. In September 2001, Valley Propane, a wholly-owned subsidiary of the Company which sold liquid propane to residential, commercial and industrial customers, was sold for $5,301,000. In August 2001, ProvEnergy Oil, a wholly-owned subsidiary of Southern Union which operated a fuel oil distribution business through its subsidiary, ProvEnergy Fuels, Inc. for residential and commercial customers, was sold for $15,776,000. No financial gain or loss was recognized on any of these sales transactions.

--------------------------------------------------------------------------------

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



In July 2001, Energy Services sold its commercial and industrial natural gas marketing contracts for $4,972,000, resulting in a pre-tax gain of $4,653,000.

In June 2001, Keystone Pipeline Services, Inc., a wholly-owned subsidiary of Energy Services which engaged in the construction, maintenance, and rehabilitation of natural gas distribution pipelines, was sold for $3,300,000, resulting in a pre-tax gain of $707,000.

As a result of the divestiture of non-core business assets and the seasonal nature of gas utility operations, the results of operations for the three- and twelve-month periods ended September 30, 2002 are not indicative of results that would necessarily be achieved for a full year. The majority of the Company's operating margin is earned during the winter heating season.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 and 2001

The Company recorded a net loss attributable to common stock of $6,495,000 for the three-month period ended September 30, 2002 compared with a net loss of $30,403,000 for the same period in 2001. Net loss per common share, based on weighted average shares outstanding during the period, was $.12 in 2002 compared to $.55 in 2001. Due to the seasonal nature of the natural gas distribution business, the three-month period ending September 30 is typically a loss period.

Operating revenues were $147,399,000 for the three-month period ended
September 30, 2002, compared with $173,969,000 in 2001. Gas purchase and other energy costs for the three-month period ended September 30, 2002 were $66,183,000, compared with $92,987,000 in 2001. The Company's operating revenues are affected by the level of sales volumes and by the pass-through of increases or decreases in the Company's gas purchase costs through its purchased gas adjustment clauses. Additionally, revenues are affected by increases or decreases in gross receipts taxes (revenue-related taxes) which are levied on sales revenue as collected from customers and remitted to the various taxing authorities. The decrease in both operating revenues and gas purchase costs between periods was primarily due to a 21% decrease in the average cost of gas from $5.90 per Mcf in 2001 to $4.68 per Mcf in 2002. The decrease in the average cost of gas is due to decreases in average spot market prices throughout the Company's distribution system as a result of seasonal impacts on demands for natural gas as well as the current competitive pricing occurring within the entire energy industry.

Operating margin (operating revenues less gas purchase and other energy costs and revenue-related taxes) increased $1,134,000 for the three-month period ended September 30, 2002 compared with the same period in 2001. Operating margin increased principally as a result of the timing of a $10,973,000 annual revenue increase granted to Missouri Gas Energy effective August 6, 2001, as well as the impact of the new rate design implemented in the New England Gas Company's Rhode Island rate area effective July 1, 2002.

Operating expenses, which include operating, maintenance and general expenses, depreciation and amortization, and taxes other than on income and revenues, were $79,761,000 for the three-month period ended September 30, 2002, a decrease of $3,529,000, compared with $83,290,000 in 2001. In connection with the Company's Cash Flow Improvement Plan announced in July 2001 and discussed below, the Company offered Early Retirement Programs ("ERPs") in certain of its operating divisions and a limited reduction in force ("RIF") within its corporate offices and began the divestiture of certain non-core assets which contributed savings of $2,246,000 in operating expenses during the quarter ended September 30, 2002, as compared with 2001. Additionally, the Company recognized a goodwill impairment loss of $3,358,000 in depreciation and amortization expense for the quarter ended September 30, 2001, based on prices of comparable businesses for various non-core properties. These items were partially offset by increased pension and other postretirement benefits costs, primarily due to volatility in the stock markets, and increased insurance expense during the quarter ended September 30, 2002.

--------------------------------------------------------------------------------

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



In August 2001, the Company implemented a corporate reorganization and restructuring which was initially announced in July 2001 as part of a Cash Flow Improvement Plan designed to increase annualized pre-tax cash flow from operations by at least $50 million by the end of fiscal year 2002. Actions taken included (i) the offering of voluntary Early Retirement Programs ("ERPs") in certain of its operating divisions and (ii) a limited reduction in force ("RIF") within its corporate offices. ERPs, providing for increased benefits for those electing retirement, were offered to approximately 400 eligible employees across the Company's operating divisions, with approximately 60% of such eligible employees accepting. The RIF was limited solely to certain corporate employees in the Company's Austin and Kansas City offices where forty-eight employees were offered severance packages. In connection with the corporate reorganization and restructuring efforts, the Company recorded a one-time charge of $32,706,000 during the quarter ended September 30, 2001. This charge was reduced by $1,394,000 during the quarter ended June 30, 2002, as a result of the Company's ability to negotiate more favorable terms on certain of its restructuring liabilities. The charge included: $17.7 million of voluntary and accepted ERP's, primarily through enhanced benefit plan obligations, and other employee benefit plan obligations; $7.6 million of RIF within the corporate offices and related employee separation benefits; and $6.0 million connected with various business realignment and restructuring initiatives. All restructuring actions were completed as of June 30, 2002.

Interest expense was $21,196,000 for the three-month period ended September 30, 2002, compared to $27,159,000 in 2001. Interest expense decreased due to a $185,941,000 reduction in long-term debt principal since September 30, 2001 which was somewhat offset by a $37,700,000 increase in notes payable outstanding since September 30, 2001. Additionally, the average effective interest rate for the three-month period has been reduced to 6.3% at September 30, 2002 as compared to 7.1% in 2001. Principal was primarily reduced on the bank note (the Term Note) entered into by the Company on August 28, 2000 for the acquisition of the New England Operations. The Company entered into the Term Note to (i) fund the cash consideration paid to stockholders of Fall River Gas, ProvEnergy and Valley Resources, (ii) refinance and repay long- and short-term debt assumed in the New England Operations, and (iii) acquisition costs of the New England Operations. A portion of the Term Note was refinanced on July 16, 2002. See Debt and Capital Lease in the Notes to the Consolidated Financial Statements included herein.

Other income for the three-month period ended September 30, 2002 was $16,835,000 compared to $23,596,000 in 2001. Other income for the quarter ended September 30, 2002 includes a gain of $17,500,000 on the settlement of claims against Southwest Gas Corporation ("Southwest") relating to the Company's attempts to purchase Southwest. This gain was partially offset by $2,131,000 of related legal costs. Other income for the quarter ended September 30, 2001 includes gains of $17,166,000 generated through the settlement of several interest rate swaps, a gain of $4,653,000 realized through the sale of marketing contracts held by PG Energy Services Inc. and $1,905,000 of interest and dividend income. These items were partially offset by $1,606,000 of legal costs associated with Southwest.

The consolidated federal and state effective income tax rate was 38% and 35% for the three-month period ended September 30, 2002 and 2001, respectively.

--------------------------------------------------------------------------------

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Twelve Months Ended September 30, 2002 and 2001

The Company recorded net earnings available for common stock of $43,532,000 for the twelve-month period ended September 30, 2002 compared with net earnings of $40,856,000 in 2001. Earnings per diluted share were $.78 in 2002 compared to $.70 in 2001.

Operating revenues were $1,263,980,000 for the twelve-month period ended September 30, 2002, compared with $1,962,314,000 in 2001. Gas purchase and other energy costs for the twelve-month period ended September 30, 2002 were $736,763,000, compared with $1,383,203,000 in 2001. The decrease in both operating revenues and gas purchase costs between periods was primarily due to a 16% net decrease in sales volume from 178,188 MMcf in 2001 to 149,151 MMcf in 2002 and by a 31% decrease in the average cost of gas from $7.07 per Mcf in 2001 to $4.91 per Mcf in 2002. The decrease in gas sales volumes is primarily due to the warmer-than-normal weather in 2002 as compared to colder-than-normal weather in 2001 in all of the Company's service territories. The decrease in the average cost of gas is due to decreases in average spot market prices throughout the Company's distribution system as a result of seasonal impacts on demands for natural gas as well as the current competitive pricing occurring within the entire energy industry.

Weather in Southern Union Gas service territories was 97% of a 30-year measure for the twelve-month period ended September 30, 2002, compared with 119% in 2001. About half of the customers served by Southern Union Gas are weather normalized. Missouri Gas Energy's service territories experienced weather that was 84% of a 30-year measure in 2002, compared with 107% in 2001. Weather for the PG Energy service territories was 84% of a 30-year measure for the twelve-month period ended September 30, 2002, compared with 105% in 2001. The New England Gas Company service territories experienced weather that was 86% of a 30-year measure in 2002, compared with 104% in 2001.

Operating margin decreased $28,364,000 for the twelve-month period ended September 30, 2002 compared with the same period in 2001, principally as a result of the warmer-than-normal weather, previously discussed. This decrease was partially offset by the timing of the $10,973,000 annual revenue increase granted to Missouri Gas Energy effective August 6, 2001, and a $10,800,000 annual revenue increase granted to PG Energy effective January 1, 2001.

Operating expenses, excluding business restructuring charges, which were previously discussed, were $323,448,000 for the twelve-month period ended September 30, 2002, compared with operating expenses of $381,845,000 in 2001. Operating expenses were impacted by a reduction in bad debt expense of $18,539,000 due to a decrease in customer receivables as a result of lower gas prices and warmer weather, previously discussed, and the elimination of goodwill amortization resulting from the Company's adoption of Goodwill and Other Intangible Assets effective July 1, 2001. In accordance with this Standard, the Company has ceased the amortization of goodwill, which generated $14,728,000 of expense during the twelve-months ended September 30, 2001, and currently accounts for goodwill on an impairment-only basis. See Goodwill in the Notes to the Consolidated Financial Statements included herein. Operating expenses for the twelve-month period ended September 30, 2002, were also impacted by realized savings of approximately $11,600,000 from the Cash Flow Improvement Plan, reduced operating expenses of $6,803,000 from the sale of non-core assets, environmental insurance recoveries of $6,375,000 and a goodwill impairment loss of $3,358,000. Additionally, taxes other than on income, which consists of property, payroll and state franchise taxes, decreased by $4,900,000 for the twelve-month period ended September 30, 2002, primarily due to a reduction in employees resulting from the Company's reorganization and restructuring initiatives as well as from the sale of non-core subsidiaries and assets and reduced provisions for state franchise taxes. These items were partially offset by $9,047,000 of increased pension and other postretirement benefits costs, primarily due to volatility in the stock markets.

Interest expense was $85,762,000 for the twelve-month period ended September 30, 2002 compared to $114,372,000 in 2001. Interest expense decreased primarily due to both the reduction in the principal and variable interest rate on the previously mentioned Term Note entered into by the Company on August 28, 2000 for the acquisition of the New England Operations. See Debt and Capital Lease in the Notes to the Consolidated Financial Statements included herein.

--------------------------------------------------------------------------------

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Other income for the twelve-month period ended September 30, 2002 was $7,607,000 compared to $105,928,000 in 2001. Other income for the twelve-month period ended September 30, 2002 includes a gain of $17,500,000 on the settlement of claims against Southwest, previously discussed, the recognition of $5,997,000 in previously recorded deferred income related to financial derivative energy trading activity of a wholly-owned subsidiary, income of $2,206,000 generated from the sale and/or rental of gas-fired equipment and appliances by various operating subsidiaries and a gain of $1,203,000 realized through the sale of the propane assets of PG Energy Services Inc. These items were partially offset by a non-cash charge of $10,380,000 to reserve for the impairment of the Company's investment in a technology company and $9,625,000 of legal costs associated with Southwest. Other income for the twelve-month period ended September 30, 2001 includes realized gains of $74,582,000 on the sale of a portion of Southern Union's holdings in Capstone Turbine Corporation, a gain of $17,166,000 from interest rate swap settlements, previously discussed, a $13,532,000 gain on the sale of non-core real estate, interest and dividend income of $8,831,000 and a gain of $4,653,000 from the sale of marketing contracts, also previously discussed. These items were partially offset by $12,420,000 of legal costs associated with Southwest and $2,489,000 of non-cash trading losses.

The Company's consolidated federal and state effective income tax rate was 39% and 47% for the twelve-month period ended September 30, 2002 and 2001, respectively. The decline in the effective tax rate is a result of non-tax deductible amortization and write-off of goodwill, along with the level of pre-tax earnings.

--------------------------------------------------------------------------------

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following table sets forth certain information regarding the Company's gas utility operations for the three- and twelve-month periods ended September 30, 2002 and 2001:

                                   Three Months               Twelve Months
                                Ended September 30,        Ended September 30,
                                  2002        2001          2002        2001
                               ----------  ----------    ----------  ----------

Average number of gas
 sales customers served:
  Residential..............     1,329,178   1,313,526     1,337,112   1,328,356
  Commercial...............       130,178     125,102       130,254     128,480
  Industrial and
   irrigation..............         1,020       4,237         3,462       4,310
  Public authorities and
   other...................         3,346       3,156         3,238       3,162
  Pipeline and marketing...           362         350         1,417         352
                               ----------  ----------    ----------  ----------
   Total average customers
    served.................     1,464,084   1,446,371     1,475,483   1,464,660
                               ==========  ==========    ==========  ==========

Gas sales in millions of
 cubic feet (MMcf)
  Residential..............         6,828       6,960        91,434     109,468
  Commercial...............         3,825       3,675        36,713      44,324
  Industrial and
   irrigation..............           838       1,009         4,490       5,440
  Public authorities and
   other...................           267         245         2,682       3,201
  Pipeline and marketing...         2,339       2,982        14,402      15,925
                               ----------  ----------    ----------  ----------
   Gas sales billed........        14,097      14,871       149,721     178,358
  Net change in unbilled
   gas sales...............          (148)        394          (570)       (170)
                               ----------  ----------    ----------  ----------
   Total gas sales.........        13,949      15,265       149,151     178,188
                               ==========  ==========    ==========  ==========

Gas sales revenues
 (thousands of dollars):
  Residential..............    $   85,126  $   96,788    $  832,340  $1,155,138
  Commercial...............        31,574      36,186       289,622     429,417
  Industrial and
   irrigation..............         5,176       7,713        32,440      46,198
  Public authorities and
   other...................         1,678       1,599        15,111      26,346
  Pipeline and marketing...         8,810      11,482        45,995      76,649
                               ----------  ----------    ----------  ----------
   Gas revenues billed.....       132,364     153,768     1,215,508   1,733,748
  Net change in unbilled
   gas sales revenues......         1,954       3,374        (7,798)      4,807
                               ----------  ----------    ----------  ----------
   Total gas sales
    revenues...............    $  134,318  $  157,142    $1,207,710  $1,738,555
                               ==========  ==========    ==========  ==========

Gas sales revenue per
 thousand cubic feet (Mcf)
 billed:
  Residential..............    $    12.47  $    13.91    $     9.10  $    10.55
  Commercial...............          8.26        9.85          7.89        9.69
  Industrial and
   irrigation..............          6.18        7.64          7.23        8.49
  Public authorities and
   other...................          6.29        6.53          5.63        8.23
  Pipeline and marketing...          3.77        3.85          3.19        4.81

Weather:
 Degree days:
  Southern Union Gas
   service territories.....            --           2         1,943       2,377
  Missouri Gas Energy
   service territories.....            14          67         4,366       5,542
  PG Energy service
   territories.............           100         195         5,278       6,556
  New England Gas Company
   service territories.....            25         118         4,930       6,009
 Percent of normal based
  on 30-year measure:
   Southern Union Gas
    service territories....          3.6%       29.9%         97.1%      118.7%
   Missouri Gas Energy
    service territories....         21.5%      103.1%         83.9%      106.5%
   PG Energy service
    territories............         60.6%      118.2%         84.3%      104.8%
   New England Gas Company
    service territories....         22.1%      104.4%         85.7%      104.4%

Gas transported in millions
 of cubic feet (MMcf)......        18,774      19,483        90,736      93,429
Gas transportation revenues
 (thousands of dollars)....    $    7,744  $    7,012    $   45,640  $   45,209




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

On June 10, 2002, the Company entered into an amended short-term credit facility in the amount of $150,000,000 (the "Short-Term Facility"), that matures on June 9, 2003. Also on June 10, 2002, the Company amended the terms and conditions of its $225,000,000 long-term credit facility (the "Long-Term Facility"), which expires on May 29, 2004. The Company has additional availability under uncommitted line of credit facilities (Uncommitted Facilities) with various banks. Borrowings under the facilities are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. The Short-Term Facility and the Long-Term Facility (together, the "Facilities") are subject to a commitment fee based on the rating of the Senior Notes. As of June 30, 2002, the commitment fees were an annualized 0.14% on the Facilities. The interest rate on borrowings on the Facilities is calculated based upon a formula using the LIBOR or prime interest rates. A balance of $230,700,000 was outstanding under the Facilities at September 30, 2002 and $248,300,000 at November 8, 2002.

On August 28, 2000 the Company entered into the Term Note to fund (i) the cash portion of the consideration to be paid to the Fall River Gas' stockholders;
(ii) the all cash consideration to be paid to the ProvEnergy and Valley Resources stockholders, (iii) repayment of approximately $50,000,000 of long- and short-term debt assumed in the mergers, and (iv) all related acquisition costs. On July 16, 2002, the Company repaid the Term Note with the proceeds from the issuance of a $311,087,000 Term Note dated July 15, 2002 (the "2002 Term Note") and borrowings under the Company's lines of credit. The 2002 Term Note requires semi-annual principal repayments on February 15th and August 15th of each year, with payments of $25,000,000 each being due February 15, 2003, August 15, 2003, February 15, 2004, and August 15, 2004 and payments of $35,000,000 each being due February 15, 2005 and August 15, 2005. The remaining principal amount of $141,087,000 is due August 26, 2005. No additional draws can be made on the Term Note.

The principal source of funds during the three-month period ended September 30, 2002 were $311,087,000 from the issuance of long-term debt and $98,900,000 in net borrowings under revolving credit facilities. This provided funds of $354,105,000 for the repayment of debt and capital lease obligations and $25,571,000 for on-going property, plant and equipment additions; as well as seasonal working capital needs of the Company.

The effective interest rate under the Company's current debt structure is 6.77% (including interest and the amortization of debt issuance costs and redemption premiums on refinanced debt).

The Company retains its borrowing availability under the Facilities, as discussed above. Borrowings under these credit facilities will continue to be used, as needed, to provide funding for the seasonal working capital needs of the Company. Internally-generated funds from operations will be used principally for the Company's ongoing construction and maintenance programs and operational needs and may also be used periodically to reduce outstanding debt.

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

--------------------------------------------------------------------------------

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes in market risks faced by the Company from those reported in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7 in the Company's Annual Report on Form 10-K for the year ended June 30, 2002, in addition to the interim consolidated financial statements, accompanying notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

OTHER MATTERS

Board of Directors On September 18, 2002, Aaron I. Fleischman resigned from the Board of Directors of the Company (the "Board"). Additionally, Dan K. Wassong's term expired on November 5, 2002. Mr. Wassong did not stand for re-election to the Board.

On November 5, 2002 at the Company's Annual Meeting of Stockholders,
George L. Lindemann, Thomas F. Karam and David Brodsky were elected as Class III directors to serve until the 2005 Annual Meeting of Stockholders.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Form 10-Q may contain forward-looking statements that are based on current expectations, estimates and projections about the industry in which the Company operates, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are outside the Company's control. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to put undue reliance on such forward-looking statements. Stockholders may review the Company's reports filed in the future with the Securities and Exchange Commission for more current descriptions of developments that could cause actual results to differ materially from such forward-looking statements.

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

--------------------------------------------------------------------------------

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



CONTROLS AND PROCEDURES

We performed an evaluation within the 90-day period prior to the filing of this quarterly report under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), and with the participation of personnel from our Legal, Internal Audit, Risk Management and Financial Reporting Departments of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2002 and have communicated that determination to the Audit Committee of our Board of Directors. There have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to September 30, 2002.

--------------------------------------------------------------------------------

                    SOUTHERN UNION COMPANY AND SUBSIDIARIES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  SOUTHERN UNION COMPANY
                            ----------------------------------
                                       (Registrant)






Date:  November 14, 2002    By:    DAVID J. KVAPIL
     ---------------------      -------------------------
                                   David J. Kvapil
                                   Executive Vice President and
                                   Chief Financial Officer










--------------------------------------------------------------------------------

                                  CERTIFICATION



I, George L. Lindemann, certify that:

(1)   I have reviewed this quarterly report on Form 10-Q of Southern Union
Company;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the Company's Board of Directors:

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




GEORGE L. LINDEMANN
----------------------
George L. Lindemann
Chairman of the Board and
Chief Executive Officer
November 14, 2002



--------------------------------------------------------------------------------

                                  CERTIFICATION



I, David J. Kvapil, certify that:

(1)   I have reviewed this quarterly report on Form 10-Q of Southern Union
Company;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the Company's Board of Directors:

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




DAVID J. KVAPIL
---------------------
David J. Kvapil
Executive Vice President and
Chief Financial Officer
November 14, 2002



--------------------------------------------------------------------------------

                                                                    Exhibit 99.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Form 10-Q of Southern Union Company (the "Company") for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,
George L. Lindemann, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



GEORGE L. LINDEMANN
------------------------
George L. Lindemann
Chairman of the Board and
Chief Executive Officer
November 14, 2002




--------------------------------------------------------------------------------

                                                                    Exhibit 99.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Form 10-Q of Southern Union Company (the "Company") for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,
David J. Kvapil, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




DAVID J. KVAPIL
---------------------
David J. Kvapil
Executive Vice President and
Chief Financial Officer
November 14, 2002





--------------------------------------------------------------------------------