Form 10-Q
period 2002-12-31
SOUTHERN UNION CO
filed 2003-02-14
CIK 203248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                         For the quarterly period ended

                                December 31, 2002


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
Yes  |X|  No
    -----        ---------

The number of shares of the registrant's Common Stock outstanding on February 7, 2003 was 55,578,868.




                             SOUTHERN UNION COMPANY AND SUBSIDIARIES
                                            FORM 10-Q
                                        December 31, 2002
                                              Index

PART I.  FINANCIAL INFORMATION                                                           Page(s)
                                                                                         -------

 Item 1.  Financial Statements

    Consolidated statements of operations - three, six and twelve
      months ended  December 31, 2002 and 2001                                             2-4

    Consolidated balance sheet - December 31, 2002 and 2001 and June 30, 2002              5-6

    Consolidated statement of stockholders' equity - six months ended December 31, 2002
      and twelve months ended June 30, 2002                                                  7

    Consolidated statements of cash flows - three, six and twelve months ended
      December 31, 2002 and 2001                                                          8-10

    Notes to consolidated financial statements                                           11-21

Item 2.  Management's Discussion and Analysis of Financial Condition and Results         22-31
                  of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                         30

Item 4.  Controls and Procedures                                                            31

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

           (See "COMMITMENTS AND CONTINGENCIES" in Notes to Consolidated
              Financial Statements)                                                     18-21

Item 4.  Result of Votes of Security Holders                                               31

Item 6.  Exhibits and Reports on Form 8-K:

(a) Exhibits:
10       Employment agreement between David W. Stevens and Southern
           Union Company dated October 31, 2002

99.1     Certificate of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350
           (Section 906 of the Sarbanes-Oxley Act of 2002)

99.2     Certificate of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350
           (Section 906 of the Sarbanes-Oxley Act of 2002)

              (b) Reports on Form 8-K:

        Date Filed   Description of Filing
        12/23/02     Announcement that Southern Union Company was awarded over
                     $60 million in punitive damages by an Arizona Federal
                     District Court jury in its case against Arizona Corporation
                     Commissioner James C. Irvin.

        10/31/02     Announcement of operating performance for the quarter ended
                     September 30, 2002 and 2001 and filing, under Item 9, summary statements of income of Southern Union Company for the quarter ended September 30, 2002 and 2001 (unaudited) and notes thereto.

        10/30/02 Announcement that Southern Union Company entered into a definitive agreement with ONEOK, Inc. to sell its Southern
                     Union Gas Company Texas division and related assets.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                                Three Months Ended December 31,
                                                                     2002             2001
                                                                 -------------   ------------
                                                                 (thousands of dollars, except
                                                                  shares and per share amounts)

Operating revenues ...........................................   $    346,104    $    286,431
Cost of gas and other energy .................................       (215,505)       (172,818)
Revenue-related taxes ........................................        (12,568)         (9,627)
                                                                 ------------    ------------
     Operating margin ........................................        118,031         103,986

Operating expenses:
     Operating, maintenance and general ......................         42,249          43,030
     Depreciation and amortization ...........................         14,067          13,759
     Taxes, other than on income and revenues ................          6,213           6,420
                                                                 ------------    ------------
         Total operating expenses ............................         62,529          63,209
                                                                 ------------    ------------
         Net operating revenues ..............................         55,502          40,777
                                                                 ------------    ------------

Other income (expense):
     Interest ................................................        (20,742)        (21,736)
     Dividends on preferred securities of subsidiary trust ...         (2,370)         (2,370)
     Other, net ..............................................         (2,712)           (836)
                                                                 ------------    ------------
         Total other expenses, net ...........................        (25,824)        (24,942)
                                                                 ------------    ------------

Earnings from continuing operations before income taxes ......         29,678          15,835

Federal and state income taxes ...............................         11,159           6,017
                                                                 ------------    ------------

Net earnings from continuing operations ......................         18,519           9,818
                                                                 ------------    ------------

Discontinued operations:
     Earnings from discontinued operations before income taxes         17,468          16,021
     Federal and state income taxes ..........................          6,568           6,089
                                                                 ------------    ------------
Net earnings from discontinued operations ....................         10,900           9,932
                                                                 ------------    ------------

Net earnings available for common stock ......................   $     29,419    $     19,750
                                                                 ============    ============

Net earnings from continuing operations per share:
     Basic ...................................................   $        .34    $        .18
                                                                 ============    ============
     Diluted .................................................   $        .33    $        .17
                                                                 ============    ============

Net earnings available for common stock per share:
     Basic ...................................................   $        .54    $        .37
                                                                 ============    ============
     Diluted .................................................   $        .53    $        .35
                                                                 ============    ============
Weighted average shares outstanding:
     Basic ...................................................     54,206,735      53,323,421
                                                                 ============    ============
     Diluted .................................................     55,937,697      56,389,022
                                                                 ============    ============




                             See accompanying notes.


                                             SOUTHERN UNION COMPANY AND SUBSIDIARIES

                                              CONSOLIDATED STATEMENT OF OPERATIONS



                                                                                           Six Months Ended December 31,
                                                                                             2002                 2001
                                                                                        ---------------      --------------
                                                                                           (thousands of dollars, except
                                                                                            shares and per share amounts)

Operating revenues..................................................................    $       445,814      $      407,010
Cost of gas and other energy........................................................           (257,565)           (233,447)
Revenue-related taxes...............................................................            (15,754)            (13,532)
                                                                                        ---------------      --------------
     Operating margin...............................................................            172,495             160,031

Operating expenses:
     Operating, maintenance and general.............................................             83,620              85,531
     Business restructuring charges.................................................                 --              30,553
     Depreciation and amortization..................................................             28,451              29,483
     Taxes, other than on income and revenues.......................................             12,711              13,121
                                                                                        ---------------      --------------
         Total operating expenses...................................................            124,782             158,688
                                                                                        ---------------      --------------
         Net operating revenues.....................................................             47,713               1,343
                                                                                        ---------------      --------------

Other income (expense):
     Interest ......................................................................            (41,743)            (48,721)
     Dividends on preferred securities of subsidiary trust..........................             (4,740)             (4,740)
     Other, net.....................................................................             13,726              22,640
                                                                                        ---------------      --------------
         Total other expenses, net..................................................            (32,757)            (30,821)
                                                                                        ---------------      --------------

Earnings (loss) from continuing operations before income taxes......................             14,956             (29,478)

Federal and state income taxes (benefit)............................................              5,623              (8,715)
                                                                                        ---------------      --------------

Net earnings (loss) from continuing operations......................................              9,333             (20,763)
                                                                                        ---------------      --------------

Discontinued operations:
     Earnings from discontinued operations before income taxes......................             21,781              14,353
     Federal and state income taxes.................................................              8,190               4,243
                                                                                        ---------------      --------------
Net earnings from discontinued operations...........................................             13,591              10,110
                                                                                        ---------------      --------------

Net earnings (loss) available for (attributable to) common stock....................    $        22,924      $      (10,653)
                                                                                        ===============      ==============

Net earnings (loss) from continuing operations per share:
     Basic..........................................................................    $           .17      $         (.38)
                                                                                        ===============      ==============
     Diluted........................................................................    $           .17      $         (.38)
                                                                                        ===============      ==============

Net earnings (loss) available for (attributable to) common stock per share:
     Basic..........................................................................    $           .42      $         (.20)
                                                                                        ===============      ==============
     Diluted........................................................................    $           .41      $         (.20)
                                                                                        ===============      ==============
Weighted average shares outstanding:
     Basic..........................................................................         54,010,349          54,187,335
                                                                                        ===============      ==============
     Diluted........................................................................         55,875,307          54,187,335
                                                                                        ===============      ==============




                                                     See accompanying notes.

                                 SOUTHERN UNION COMPANY AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENT OF OPERATIONS



                                                                Twelve Months Ended December 31,
                                                                     2002             2001
                                                                 -------------   -------------
                                                                 (thousands of dollars, except
                                                                  shares and per share amounts)

Operating revenues ...........................................   $  1,018,954    $  1,324,447
Cost of gas and other energy .................................       (596,732)       (891,517)
Revenue-related taxes ........................................        (35,630)        (42,598)
                                                                 ------------    ------------
     Operating margin ........................................        386,592         390,332

Operating expenses:
     Operating, maintenance and general ......................        171,810         197,756
     Business restructuring charges ..........................         (1,394)         30,553
     Depreciation and amortization ...........................         56,722          67,251
     Taxes, other than on income and revenues ................         23,253          26,855
                                                                 ------------    ------------
         Total operating expenses ............................        250,391         322,415
                                                                 ------------    ------------
         Net operating revenues ..............................        136,201          67,917
                                                                 ------------    ------------

Other income (expense):
     Interest ................................................        (84,015)       (105,302)
     Dividends on preferred securities of subsidiary trust ...         (9,480)         (9,480)
     Other, net ..............................................          2,999          84,068
                                                                 ------------    ------------
         Total other expenses, net ...........................        (90,496)        (30,714)
                                                                 ------------    ------------

Earnings from continuing operations before income taxes ......         45,705          37,203

Federal and state income taxes ...............................         17,624          16,097
                                                                 ------------    ------------

Net earnings from continuing operations ......................         28,081          21,106
                                                                 ------------    ------------

Discontinued operations:
     Earnings from discontinued operations before income taxes         40,886          35,575
     Federal and state income taxes ..........................         15,766          15,393
                                                                 ------------    ------------
Net earnings from discontinued operations ....................         25,120          20,182
                                                                 ------------    ------------

Net earnings available for common stock ......................   $     53,201    $     41,288
                                                                 ============    ============

Net earnings from continuing operations per share:
     Basic ...................................................   $        .52    $        .39
                                                                 ============    ============
     Diluted .................................................   $        .50    $        .37
                                                                 ============    ============
Net earnings available for common stock per share:
     Basic ...................................................   $        .99    $        .76
                                                                 ============    ============
     Diluted .................................................   $        .95    $        .71
                                                                 ============    ============
Weighted average shares outstanding:
     Basic ...................................................     53,797,778      54,622,089
                                                                 ============    ============
     Diluted .................................................     56,002,239      57,807,411
                                                                 ============    ============




                             See accompanying notes.


                                           SOUTHERN UNION COMPANY AND SUBSIDIARIES

                                                 CONSOLIDATED BALANCE SHEET

                                                           ASSETS



                                                               December 31,          June 30,
                                                          2002           2001          2002
                                                      -------------  -------------  ------------
                                                                  (thousands of dollars)

Property, plant and equipment:
     Plant in service .............................   $ 1,790,878    $ 1,737,387    $ 1,767,349
     Construction work in progress ................        17,709         16,740          6,535
                                                      -----------    -----------    -----------
                                                        1,808,587      1,754,127      1,773,884
     Less accumulated depreciation and amortization      (627,818)      (586,415)      (604,114)
                                                      -----------    -----------    -----------
        Net property, plant and equipment .......       1,180,769      1,167,712      1,169,770
                                                      -----------    -----------    -----------
Current assets:
     Cash and cash equivalents ....................          --             --             --
     Accounts receivable, billed and unbilled, net        223,555        162,687         95,036
     Inventories, principally at average cost .....       107,339        155,881        101,076
     Deferred gas purchase costs ..................        12,784         26,723          3,597
     Investment securities available for sale .....           630          7,201          1,163
     Prepayments and other ........................         9,836          9,802         13,527
     Assets held for sale .........................       446,851        447,352        395,446
                                                      -----------    -----------   ------------
          Total current assets ....................       800,995        809,646        609,845
                                                      -----------    -----------   ------------

Goodwill, net .....................................       642,921        642,921        642,921

Deferred charges ..................................       202,493        223,323        206,130

Investment securities, at cost ....................         9,786         19,226          9,786

Real estate .......................................          --            2,482          --

Other .............................................        41,317         41,983         41,612
                                                      -----------    -----------   ------------









  Total assets ....................................   $ 2,878,281    $ 2,907,293   $  2,680,064
                                                      ===========    ===========   ============









                                             See accompanying notes.




                                           SOUTHERN UNION COMPANY AND SUBSIDIARIES

                                           CONSOLIDATED BALANCE SHEET (Continued)

                                            STOCKHOLDERS' EQUITY AND LIABILITIES


                                                                               December,              June 30,
                                                                         2002          2001            2002
                                                                     -------------  ------------   -----------
                                                                               (thousands of dollars)
Common stockholders' equity:
     Common stock, $1 par value; authorized 200,000,000
         shares; issued 58,593,309 shares ........................   $    58,593    $    54,686    $    58,055
     Premium on capital stock ....................................       710,287        678,039        707,912
     Less treasury stock, 3,125,993 shares at cost ...............       (57,673)       (51,068)       (57,673)
     Less common stock held in trust .............................       (18,329)       (18,194)       (17,821)
     Deferred compensation plans .................................        10,539          7,499          9,373
     Accumulated other comprehensive income (loss) ...............       (14,717)          (354)       (14,500)
     Retained earnings (deficit) .................................        22,924         (5,550)          --
                                                                     -----------    -----------    -----------

     Total common stockholders' equity ...........................       711,624        665,058        685,346

Company-obligated mandatorily redeemable preferred
     securities of subsidiary trust holding solely subordinated
     notes of Southern Union .....................................       100,000        100,000        100,000

Long-term debt and capital lease obligation ......................     1,041,256        803,096      1,082,210
                                                                     -----------    -----------    -----------

         Total capitalization ....................................     1,852,880      1,568,154      1,867,556

Current liabilities:
     Long-term debt and capital lease obligation due within
         one year ................................................        67,190        526,642        108,203
     Notes payable ...............................................       290,000        214,950        131,800
     Accounts payable ............................................       128,979         94,064         71,532
     Federal, state and local taxes ..............................        29,261         31,438          9,212
     Accrued interest ............................................        16,600         16,073         17,019
     Accrued dividends on preferred securities of subsidiary trust          --             --            2,370
     Customer deposits ...........................................         6,894          7,598          7,572
     Other .......................................................        45,387         55,359         38,385
     Liabilities related to assets held for sale .................        80,217         68,856         65,920
                                                                     -----------    -----------    -----------
         Total current liabilities ...............................       664,528      1,014,980        452,013
                                                                     -----------    -----------    -----------

Deferred credits and other .......................................       145,459        130,544        143,843
Accumulated deferred income taxes ................................       215,414        193,615        216,652
                                                                     -----------    -----------    -----------
     Total stockholders' equity and liabilities ..................   $ 2,878,281    $ 2,907,293    $ 2,680,064
                                                                     ===========    ===========    ===========











                                     See accompanying notes.

                                                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                 Common       Accumulated
                                           Common        Premium     Treasury     Stock          Other
                                          Stock, $1     on Capital   Stock, at   Held in      Comprehen-      Retained
                                          Par Value       Stock        Cost       Trust       sive Income     Earnings    Total
                                          ---------     ----------   ---------   -------      -----------     --------    -----
                                                                     (thousands of dollars)

Balance July 1, 2001...................  $   54,553     $  676,324   $ (15,869) $(11,697)     $    13,443     $ 5,103    $721,857

   Comprehensive income:
     Net earnings .....................        --           --           --           --           --          19,624      19,624
     Unrealized loss in investment
       securities, net of tax benefit .        --           --           --           --         (18,249)        --       (18,249)
     Minimum pension liability
       adjustment, net of tax .........        --           --           --           --         (10,498)        --       (10,498)
     Unrealized gain on hedging
       activities, net of tax .........        --           --           --           --             804         --           804
                                                                                                                         ---------
     Comprehensive income (loss) ......                                                                                    (8,319)
                                                                                                                         ---------
   Payment on note receivable .........        --            202         --           --           --           --            202
   Purchase of treasury stock .........        --           --        (41,632)        --           --           --        (41,632)
   5% stock dividend ..................       2,618       22,091         --           --           --        (24,727)         (18)
   Stock compensation plan ............        --          1,248         --          1,257         --           --          2,505
   Sale of common stock held
     in trust .........................        --             26         --          1,945         --           --          1,971
   Exercise of stock options ..........         884        8,021         (172)          47         --           --          8,780
                                          ---------    ---------    ---------    ---------    ---------    ---------    ---------
Balance June 30, 2002 .................      58,055      707,912      (57,673)      (8,448)     (14,500)        --        685,346

   Comprehensive income:
     Net earnings .....................        --           --           --           --           --         22,924       22,924
     Unrealized loss in investment
       securities, net of tax benefit .        --           --           --           --           (346)        --           (346)
     Unrealized gain on hedging
       activities, net of tax .........        --           --           --           --            129         --            129
                                                                                                                        ---------
     Comprehensive income .............                                                                                    22,707
                                                                                                                        ---------
   Stock compensation plan ............        --            471         --            658         --           --          1,129
   Exercise of stock options ..........         538        1,904         --           --           --           --          2,442
                                          ---------    ---------    ---------    ---------    ---------    ---------    ---------
Balance December 31, 2002 .............   $  58,593    $ 710,287    $ (57,673)   $  (7,790)   $ (14,717)   $  22,924    $ 711,624
                                          =========    =========    =========    =========    =========    =========    =========

The Company's common stock is $1 par value. Therefore, the change in Common
Stock, $1 Par Value is equivalent to the change in the number of shares of common stock outstanding.

















                                                             See accompanying notes.


                                                    SOUTHERN UNION COMPANY AND SUBSIDIARIES

                                                    CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                             Three Months Ended December 31,
                                                                                  2002           2001
                                                                                ----------    ----------
                                                                                 (thousands of dollars)

Cash flows from (used in) operating activities:
   Net earnings ..............................................................   $  29,419    $  19,750
   Adjustments to reconcile net earnings to net cash flows from (used in)
     operating activities:
       Depreciation and amortization .........................................      14,067       13,759
       Deferred income taxes .................................................       1,249        1,546
       Provision for bad debts ...............................................       2,912        3,940
       Gain on sale of assets ................................................        --           (561)
       Loss on sale of assets ................................................        --          1,500
       Financial derivative trading gains ....................................        (151)      (1,976)
       Net cash provided by (used in) assets held for sale ...................     (25,502)     (16,445)
       Other .................................................................       1,013          636
         Changes in operating assets and liabilities, net of dispositions:
           Accounts receivable, billed and unbilled ..........................    (149,177)     (60,673)
           Accounts payable ..................................................      79,356       22,784
           Customer deposits .................................................          (2)         161
           Deferred gas purchase costs .......................................      11,645       32,762
           Inventories .......................................................      24,694        2,478
           Deferred charges and credits ......................................      (1,588)       1,696
           Prepaids and other current assets .................................       1,900       (1,307)
           Taxes and other current liabilities ...............................      19,974       14,944
                                                                                 ---------    ---------
     Net cash flows from (used in) operating activities ......................       9,809       34,994
                                                                                 ---------    ---------
Cash flows from (used in) investing activities:
   Additions to property, plant and equipment ................................     (18,206)     (26,683)
   Changes in assets and liabilities held for sale ...........................      (7,771)      (6,182)
   Notes receivable ..........................................................      (4,750)        --
   Proceeds from sale of subsidiaries and other assets .......................        --         12,586
   Customer advances .........................................................         391          324
   Other .....................................................................      (1,986)        (172)
                                                                                 ---------    ---------
     Net cash flows from (used in) investing activities ......................     (32,322)     (20,127)
                                                                                 ---------    ---------
Cash flows from (used in) financing activities:
   Issuance cost of debt .....................................................        (313)        (229)
   Repayment of debt and capital lease obligation ............................     (38,949)      (3,597)
   Net borrowings under revolving credit facilities ..........................      59,300       21,950
   Purchase of treasury stock ................................................        --        (33,012)
   Proceeds from exercise of stock options ...................................       1,490           21
                                                                                 ---------    ---------
     Net cash flows from (used in) financing activities ......................      21,528      (14,867)
                                                                                 ---------    ---------
Change in cash and cash equivalents ..........................................        (985)        --
Cash and cash equivalents at beginning of period .............................         985         --
                                                                                 ---------    ---------
Cash and cash equivalents at end of period ...................................   $    --      $    --
                                                                                 =========    =========

Supplemental disclosures of cash flow information: Cash paid during the period for:
     Interest ................................................................   $  22,337    $  28,094
                                                                                 =========    =========
     Income taxes ............................................................   $     282    $    --
                                                                                 =========    =========











                                                             See accompanying notes.


                                               SOUTHERN UNION COMPANY AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                Six Months Ended December 31,
                                                                                     2002           2001
                                                                                   ---------    ----------
                                                                                     (thousands of dollars)

Cash flows from (used in) operating activities:
   Net earnings (loss) .........................................................   $  22,924    $ (10,653)
   Adjustments to reconcile net earnings (loss) to net cash flows from (used in)
     operating activities:
       Depreciation and amortization ...........................................      28,451       29,483
       Deferred income taxes ...................................................      (1,120)       3,022
       Provision for bad debts .................................................       6,397        5,479
       Business restructuring charges ..........................................        --         27,247
       Gain on settlement of interest rate swaps ...............................        --        (17,166)
       Gain on sale of subsidiaries and other assets ...........................        --         (5,214)
       Loss on sale of subsidiaries ............................................        --          1,500
       Financial derivative trading gains ......................................        (302)      (2,333)
       Net cash provided by (used in) assets held for sale .....................     (23,698)     (10,672)
       Other ...................................................................       2,123          771
       Changes in operating assets and liabilities, net of dispositions:
           Accounts receivable, billed and unbilled ............................    (128,166)       8,310
           Accounts payable ....................................................      57,447        8,696
           Customer deposits ...................................................        (678)         (33)
           Deferred gas purchase costs .........................................      (9,187)      30,310
           Inventories .........................................................      (6,263)     (53,761)
           Deferred charges and credits ........................................       4,199        4,913
           Prepaids and other current assets ...................................       4,184          390
           Taxes and other liabilities .........................................      25,693       (3,331)
                                                                                   ---------    ---------
     Net cash flows from (used in) operating activities ........................     (17,996)      16,958
                                                                                   ---------    ---------
Cash flows from (used in) investing activities:
   Additions to property, plant and equipment ..................................     (38,106)     (46,286)
   Changes in assets and liabilities held for sale .............................     (13,410)     (10,943)
   Notes receivable ............................................................      (6,750)        --
   Proceeds from sale of subsidiaries and other assets .........................        --         38,635
   Customer advances ...........................................................         618         (283)
   Proceeds from settlement of interest rate swaps .............................        --         17,166
   Other .......................................................................      (1,664)        (307)
                                                                                   ---------    ---------
     Net cash flows from (used in) investing activities ........................     (59,312)      (2,018)
                                                                                   ---------    ---------
Cash flows from (used in) financing activities:
   Issuance of long-term debt ..................................................     311,087         --
   Issuance cost of debt .......................................................      (1,367)        (519)
   Repayment of debt and capital lease obligation ..............................    (393,054)      (5,805)
   Net (payments) borrowings under revolving credit facilities .................     158,200       24,350
   Purchase of treasury stock ..................................................        --        (34,711)
   Proceeds from exercise of stock options .....................................       2,442          526
                                                                                   ---------    ---------
     Net cash flows from (used in) financing activities ........................      77,308      (16,159)
                                                                                   ---------    ---------
Change in cash and cash equivalents ............................................        --         (1,219)
Cash and cash equivalents at beginning of period ...............................        --          1,219
                                                                                   ---------    ---------
Cash and cash equivalents at end of period .....................................   $    --      $    --
                                                                                   =========    =========

Supplemental disclosures of cash flow information: Cash paid during the period for:
     Interest ..................................................................   $  48,161    $  56,338
                                                                                   =========    =========
     Income taxes ..............................................................   $     491    $    --
                                                                                   =========    =========







                                                        See accompanying notes.




                                             SOUTHERN UNION COMPANY AND SUBSIDIARIES

                                              CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                              Twelve Months Ended December 31,
                                                                                    2002         2001
                                                                                 ---------    ----------
                                                                                   (thousands of dollars)

Cash flows from (used in) operating activities:
   Net earnings ..............................................................   $  53,201    $  41,288
   Adjustments to reconcile net earnings to net cash flows from (used in)
     operating activities:
       Depreciation and amortization .........................................      56,722       67,251
       Deferred income taxes .................................................      24,255       36,760
       Provision for bad debts ...............................................      13,178       28,120
       Provision for investment impairment ...................................      10,380         --
       Business restructuring charges ........................................      (1,394)      27,247
       Gain on settlement of interest rate swaps .............................        --        (17,166)
       Gain on sale of subsidiaries and other assets .........................      (1,200)      (5,921)
       Loss on sale of subsidiaries ..........................................        --          1,500
       Financial derivative trading gains ....................................      (4,173)      (2,333)
       Gain on sale of investment securities .................................      (1,004)     (65,713)
       Net cash provided by (used in) assets held for sale ...................      38,780       18,003
       Other .................................................................       4,234         (473)
       Changes in operating assets and liabilities, net of dispositions:
           Accounts receivable, billed and unbilled ..........................     (64,545)     112,897
           Accounts payable ..................................................      36,732     (141,915)
           Customer deposits .................................................        (698)      (1,160)
           Deferred gas purchase costs .......................................      13,939       22,012
           Inventories .......................................................      48,542      (42,654)
           Deferred charges and credits ......................................      15,138      (16,313)
           Prepaids and other current assets .................................          59       (4,200)
           Taxes and other liabilities .......................................      (3,486)     (28,900)
                                                                                 ---------    ---------
     Net cash flows from (used in) operating activities ......................     238,660       28,330
                                                                                 ---------    ---------
Cash flows from (used in) investing activities:
   Additions to property, plant and equipment ................................     (59,526)     (96,755)
   Changes in assets and liabilities held for sale ...........................     (26,917)     (24,701)
   Acquisition of operations, net of cash received ...........................        --         (9,366)
   Purchase of investment securities .........................................        (803)        (135)
   Notes receivable ..........................................................      (9,500)        --
   Proceeds from sale of subsidiaries and other assets .......................       2,300       41,935
   Proceeds from sale of investment securities ...............................       1,213       74,389
   Customer advances .........................................................         498          680
   Proceeds from settlement of interest rate swaps ...........................        --         17,166
   Other .....................................................................      (3,784)       7,778
                                                                                 ---------    ---------
     Net cash flows from (used in) investing activities ......................     (96,519)      10,991
                                                                                 ---------    ---------
Cash flows from (used in) financing activities:
   Issuance of long-term debt ................................................     311,087         --
   Issuance cost of debt .....................................................      (1,768)      (1,452)
   Repayment of debt and capital lease obligation ............................    (532,380)     (51,195)
   Net (payments) borrowings under revolving credit facilities ...............      75,050       39,950
   Purchase of treasury stock ................................................      (6,922)     (34,711)
   Proceeds from exercise of stock options ...................................      10,771          247
   Other .....................................................................       2,021         --
                                                                                 ---------    ---------
     Net cash flows from (used in) financing activities ......................    (142,141)     (47,161)
                                                                                 ---------    ---------
Change in cash and cash equivalents ..........................................        --         (7,840)
Cash and cash equivalents at beginning of period .............................        --          7,840
                                                                                 ---------    ---------
Cash and cash equivalents at end of period ...................................   $    --      $    --
                                                                                 =========    =========

Supplemental disclosures of cash flow information: Cash paid (refunded)
   during the period for:
     Interest ................................................................   $  91,363    $ 116,700
                                                                                 =========    =========
     Income taxes ............................................................   $  (3,575)   $  21,000
                                                                                 =========    =========


                                                See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


FINANCIAL STATEMENTS

These interim financial statements should be read in conjunction with the financial statements and notes thereto contained in Southern Union Company's (Southern Union and, together with its wholly-owned subsidiaries, the Company) Annual Report on Form 10-K for the fiscal year ended June 30, 2002. All dollar amounts in the tables herein, except per share amounts, are stated in thousands unless otherwise indicated. Certain prior period amounts have been reclassified to conform with the current period presentation. As of December 31, 2002 and 2001, the Company had a cash overdraft of $10,312,000 and $15,789,000, respectively, which is reflected in accounts payable on the consolidated balance sheet.

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments (including both normal recurring as well as any non-recurring) necessary for a fair presentation of the results of operations for such periods. As further described below, the Company completed the sale of its Southern Union Gas Company (Southern Union Gas) natural gas operating division and related assets in January 2003. In accordance with the Financial Accounting Standards Board (FASB) standard, Accounting for the Impairment or Disposal of Long-Lived Assets, the assets and liabilities to be sold as of December 31, 2002, have been segregated and reported as "held for sale" in the consolidated balance sheet. In addition, the related results of operations have been segregated and reported as "discontinued operations" in the consolidated statement of operations and consolidated statement of cash flows for all periods presented in this Quarterly Report on Form 10-Q. Because of the seasonal nature of the Company's operations, the results of operations and cash flows for any interim period are not necessarily indicative of results for the full year.

SIGNIFICANT ACCOUNTING POLICIES

Effective July 1, 2002, the Company adopted the FASB standard, Accounting for Asset Retirement Obligations, which requires the fair value of a liability for an asset retirement legal obligation to be recognized in the period in which it is incurred and when the amount of the liability can be reasonably estimated. When the liability is initially recorded, associated costs are capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. In certain rate jurisdictions, the Company is permitted to include annual charges for cost of removal in its regulated cost of service rates charged to customers. The adoption of the Statement did not have a material impact on the Company's financial position, results of operations or cash flows for all periods presented.

Also effective July 1, 2002, the Company adopted the FASB standard, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. Under the Statement, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. The Statement is not expected to materially change the methods the Company uses to measure impairment losses on long-lived assets, but will result in additional future dispositions being reported as discontinued operations than was previously permitted.


In December 2002, the FASB issued Accounting for Stock-Based Compensation-Transition and Disclosure. This statement amends the previous standard, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to a fair value based method of accounting for stock-based employee compensation and amends disclosure provisions of that standard to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to such compensation. The Company expects to continue to account for stock-based compensation in accordance with Accounting Principles Board opinion, Accounting for Stock Issued to Employees, and will provide the prominent disclosures required in its annual and future interim financial statements.


PENDING ACQUISITIONS

On December 22, 2002, the Company along with AIG Highstar Capital, L.P. (AIG Highstar), a private equity fund sponsored by American International Group, Inc.
(AIG), reached a definitive agreement with CMS Energy Corporation to acquire the CMS Panhandle Companies (CMS Panhandle). The agreement calls for a newly formed entity, Southern Union Panhandle Corporation, owned approximately 78% by Southern Union and 22% by AIG Highstar to acquire CMS Panhandle for approximately $662 million in cash and the assumption of $1.166 billion in debt. The CMS Panhandle Companies include CMS Panhandle Eastern Pipe Line Company, CMS Trunkline Gas Company, CMS Trunkline LNG Company, which operates an LNG terminal complex at Lake Charles, La., and CMS Sea Robin Pipeline Company. The CMS Panhandle Companies operate almost 11,000 miles of mainline natural gas pipeline extending from the Gulf of Mexico to the Midwest and Canada. These pipelines access the major natural gas supply regions of the Louisiana and Texas Gulf Coasts as well as the Midcontinent and Rocky Mountains. The pipelines have a combined peak day delivery capacity of 5.4 billion cubic feet per day, 88 billion cubic feet of underground storage capacity and 6.3 billion cubic feet of above ground LNG storage facilities. The transaction has been approved by the boards of directors of all companies and will close following clearance by the Federal Trade Commission under the Hart-Scott-Rodino Act and certain state regulatory approvals. This acquisition will be funded in part by proceeds received from the January 2003 sale of Southern Union Gas and related assets discussed below.

DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Effective January 1, 2003, the Company completed the sale of its Southern Union Gas natural gas operating division and related assets to ONEOK, Inc. for approximately $420,000,000 in cash, resulting in a pre-tax gain of approximately $75,000,000 that will be recorded during the third quarter ending March 31, 2003. In addition to Southern Union Gas, the sale involved the disposition of Mercado Gas Services, Inc. (Mercado), SUPro Energy Company (SUPro), Southern Transmission Company (STC), Southern Union Energy International, Inc. (SUEI), Southern Union International Investments, Inc. (Investments) and Norteno Pipeline Company (Norteno) (collectively, the Texas Operations). Southern Union Gas distributes natural gas as a public utility to approximately 535,000 customers throughout Texas, including the cities of Austin, El Paso, Brownsville, Galveston and Port Arthur. Mercado markets natural gas to commercial and industrial customers. SUPro provides propane gas services to approximately 4,000 customers located principally in Austin, El Paso and Alpine, Texas as well as Las Cruces, New Mexico and surrounding communities. STC owns and operates 118.8 miles of intrastate pipeline that serves commercial, industrial and utility customers in central, south and coastal Texas. SUEI and Investments participate in energy-related projects internationally. Energia Estrella del Sur, S. A. de C. V., a wholly-owned Mexican subsidiary of SUEI and Investments, has a 43% equity ownership in a natural gas distribution company, along with other related operations, which currently serves 23,000 customers in Piedras Negras, Mexico, across the border from Southern Union Gas' Eagle Pass, Texas service area. Norteno owns and operates interstate pipelines that serve the gas distribution properties of Southern Union Gas and the Public Service Company of New Mexico. Norteno also transports gas through its interstate network to the country of Mexico for Pemex Gas y Petroquimica Basica. The Company plans to re-deploy substantially all the sales proceeds towards its pending acquisition of CMS Panhandle.

The following table summarizes the major classes of the Texas Operations' assets and liabilities that have been segregated and reported as "held for sale" in the Company's consolidated balance sheet:

                                                                    December 31,         June 30,
ASSETS:                                                          2002         2001        2002
                                                              ---------    ---------    ---------
Property, plant and equipment:
    Utility plant, at cost ................................   $ 516,203    $ 490,421    $ 504,015
    Accumulated depreciation and amortization .............    (221,573)    (209,203)    (217,425)
                                                              ---------    ---------    ---------
       Net property, plant and equipment ..................     294,630      281,218      286,590
Current assets ............................................      73,568       84,908       29,677
Goodwill, net .............................................      70,469       70,469       70,469
Deferred charges and other assets .........................       8,184       10,757        8,710
                                                              ---------    ---------    ---------
          Total assets held for sale ......................   $ 446,851    $ 447,352    $ 395,446
                                                              =========    =========    =========

LIABILITIES:
Current liabilities .......................................   $  61,277    $  50,172    $  43,874
Deferred credits and other liabilities ....................      18,940       18,684       22,046
                                                              ---------    ---------    ---------
          Total liabilities related to assets held for sale   $  80,217    $  68,856    $  65,920
                                                              =========    =========    =========


The following table summarizes the Texas Operations' results of operations that have been segregated and reported as "discontinued operations" in the Company's consolidated statement of operations:

                                                 Three Months Ended     Six Months Ended    Twelve Months Ended
                                                     December 31,         December 31,          December 31,
                                                  2002        2001      2002       2001       2002       2001

Operating revenues ..........................   $ 96,801   $ 90,010   $144,490   $143,400   $311,490   $408,968
                                                ========   ========   ========   ========   ========   ========

Net operating margin (a) ....................   $ 29,860   $ 31,954   $ 51,480   $ 50,859   $106,350   $107,403
                                                ========   ========   ========   ========   ========   ========

Net earnings from discontinued operations (b)   $ 10,900   $  9,932   $ 13,591   $ 10,110   $ 25,120   $ 20,182
                                                ========   ========   ========   ========   ========   ========

-------------------------------------
(a) Net operating margin consists of operating revenues less gas purchase costs and revenue-related taxes.
(b) Net earnings from discontinued operations do not include any allocation of interest expense or other corporate costs, in accordance with generally accepted accounting principles. All outstanding debt of Southern Union Company and subsidiaries is maintained at the corporate level, and no debt was assumed by ONEOK, Inc. in the sale of the Texas Operations.


DIVESTITURES

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

EARNINGS PER SHARE

The following table summarizes the Company's basic and diluted earnings per share calculations for the three-, six- and twelve-month periods ending December 31:

                                                     Three Months Ended         Six Months Ended       Twelve Months Ended
                                                         December 31,              December 31,             December 31,
                                                   ----------------------    ----------------------    ----------------------
                                                       2002        2001         2002        2001          2002        2001
                                                   ----------  -----------   ----------  ----------    ----------   ---------
Net earnings (loss) from continuing operations .   $   18,519  $     9,818   $    9,333 $   (20,763)  $    28,081  $   21,106
Net earnings from discontinued operations.......       10,900        9,932       13,591      10,110        25,120      20,182
                                                   ----------  -----------   ---------- -----------   -----------  ----------


Net earnings (loss) available for common stock..   $   29,419  $    19,750   $   22,924 $   (10,653)  $    53,201  $   41,288
                                                   ==========  ===========   ========== ===========   ===========  ==========

Weighted average shares outstanding - basic.....   54,206,735   53,323,421   54,010,349  54,187,335    53,797,778  54,622,089
                                                  ===========  ===========   ========== ===========   ===========  ==========
Weighted average shares outstanding - diluted...   55,937,697   56,389,022   55,875,307  54,187,335    56,002,239  57,807,411
                                                  ===========  ===========   ========== ===========   ===========  ==========

Basic earnings per share:
   Net earnings (loss) from continuing operations $      0.34  $      0.18   $     0.17 $    (0.38)   $      0.52 $      0.39
   Net earnings from discontinued operations....         0.20         0.19         0.25       0.18           0.47        0.37
                                                   ----------  -----------   ---------- ----------    ----------- -----------
   Net earnings (loss) available for common stock $      0.54  $      0.37   $     0.42 $    (0.20)   $      0.99 $      0.76
                                                  ===========  ===========   ========== ==========    =========== ===========

Diluted earnings per share:
   Net earnings (loss) from continuing operations $      0.33  $      0.17   $    0.17  $    (0.38)   $      0.50 $      0.37
   Net earnings from discontinued operations....         0.20         0.18        0.24        0.18           0.45        0.34
                                                  -----------  -----------   ---------  ----------    ----------- -----------
   Net earnings (loss) available for common stock $      0.53  $      0.35   $    0.41  $    (0.20)   $      0.95 $      0.71
                                                  ===========  ===========   =========  ==========    =========== ===========



Diluted earnings per share include average shares outstanding as well as common stock equivalents from stock options and warrants. Common stock equivalents were 519,777 and 1,807,455 for the three-month period ended December 31, 2002 and 2001, respectively; 678,689 and 1,978,504 for the six-month period ended December 31, 2002 and 2001, respectively; and 1,004,935 and 1,992,308 for the twelve-month period ended December 31, 2002 and 2001, respectively. Stock options to purchase 2,278,092, 2,278,092 and 1,658,070 shares of common stock were outstanding during the three-, six- and twelve-month periods ended December 31, 2002, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during the respective period. There were no "antidilutive" options outstanding for the same periods in 2001. At December 31, 2002, 1,225,061 shares of common stock were held by various rabbi trusts for certain of the Company's benefit plans and 48,615 shares were held in a rabbi trust for certain employees who deferred receipt of Company shares for stock options exercised. From time to time, the Company's benefit plans may purchase shares of Southern Union common stock subject to regular restrictions.


GOODWILL

Effective July 1, 2001, the Company adopted Goodwill and Other Intangible Assets. In accordance with this Statement, the Company has ceased amortization of goodwill. Goodwill, which was previously amortized on a straight-line basis over forty years, is now subject to at least an annual assessment for impairment by applying a fair-value based test.

In connection with the Company's Cash Flow Improvement Plan announced in July 2001, the Company began the divestiture of certain non-core assets. As a result of prices of comparable businesses for various non-core properties, a goodwill impairment loss of $1,417,000 was recognized in depreciation and amortization from continuing operations and an impairment loss of $1,941,000 was recognized in discontinued operations on the consolidated statement of operations for the quarter ended September 30, 2001. As a result of the sale of the Carrizo Springs Pipeline and the Florida Operations, goodwill of $7,872,000 was eliminated during the quarter ended December 31, 2001. As a result of the sale of the Texas Operations in January 2003, goodwill of $70,469,000 was classified as "held for sale" at December 31, 2002 and will be eliminated during the third quarter ended March 31, 2003.

DEFERRED CHARGES AND CREDITS
                                       December 31,  June 30,
                                            2002       2002
                                          --------   --------
Deferred Charges
   Pensions ...........................   $ 52,288   $ 52,481
   Income taxes .......................     24,661     24,000
   Unamortized debt expense ...........     33,831     33,897
   Retirement costs other than pensions     31,412     33,032
   Service Line Replacement Program ...     20,149     21,360
   Environmental ......................     14,365     16,646
   Other ..............................     25,787     24,714
                                          --------   --------
      Total Deferred Charges ..........   $202,493   $206,130
                                          ========   ========

As of December 31, 2002 and June 30, 2002, the Company's deferred charges include regulatory assets in the aggregate amount of $79,771,000 and $91,116,000, respectively, of which $53,659,000 and $66,301,000, respectively, is being recovered through current rates. As of December 31, 2002 and June 30, 2002, the remaining recovery period associated with these assets ranges from 1 to 223 months and from 7 months to 230 months, respectively. None of these regulatory assets, which primarily relate to pensions, retirement costs other than pensions, income taxes, Year 2000 costs, Missouri Gas Energy's Service Line Replacement program and environmental remediation costs, are included in rate base. The Company records regulatory assets in accordance with the FASB standard, Accounting for the Effects of Certain Types of Regulation.


                                        December 31, June 30,
                                           2002       2002
                                         --------   --------
Deferred Credits
  Pensions ...........................   $ 41,354   $ 45,642
  Retirement costs other than pensions     32,527     37,669
  Customer advances for construction .     11,737     11,119
  Environmental ......................     14,268      7,206
  Investment tax credit ..............      5,742      6,082
  Self-insurance .....................      6,520      6,208
  Other ..............................     33,311     29,917
                                         --------   --------
    Total Deferred Credits ...........   $145,459   $143,843
                                         ========   ========

The Company's deferred credits include regulatory liabilities in the aggregate amount of $14,078,000 and $6,389,000, respectively, at December 31, 2002, and June 30, 2002. These regulatory liabilities primarily relate to retirement benefits other than pensions, environmental insurance recoveries and income taxes. The Company records regulatory liabilities in accordance with the FASB standard, Accounting for the Effects of Certain Types of Regulation.

INVESTMENT SECURITIES

At December 31, 2002, the Company held securities of Capstone Turbine Corporation (Capstone). This investment is classified as "available for sale" under the FASB standard Accounting for Certain Investments in Debt and Equity Securities. As of December 31, 2002, the Company's investment in Capstone had a fair value of $630,000 and unrealized gains, net of tax, related to this investment were $257,000. The Company has classified this investment as current, as it plans to monetize its investment in the near future and use the proceeds to reduce outstanding debt.

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivative Instruments and Hedging Activities The Company utilizes derivative instruments on a limited basis to manage certain business risks. Interest rate swaps are employed to hedge the effect of changes in interest rates related to certain debt instruments.

Cash Flow Hedges The Company is party to an interest rate swap created to manage exposure against volatility in interest payments on variable rate debt and which qualifies for hedge accounting. As of December 31, 2002, the derivative liability related to this designated cash flow hedge had a fair value of $321,000 and is classified under other current liabilities in the consolidated financial statements. For the six-month period ended December 31, 2002, the Company recorded net settlement payments of $316,000 on this swap through interest expense, and unrealized gains of $129,000, net of taxes, through accumulated other comprehensive income. Hedge ineffectiveness, which is recorded in interest expense, was immaterial. No component of the swaps' gain or loss was excluded from the assessment of hedge effectiveness. As of December 31, 2002, the Company expects to reclassify as interest expense $186,000 in derivative losses, net of taxes, from accumulated other comprehensive income as the settlement of swap payments occur over the next eleven months. The maximum length of time over which the Company is hedging its exposure to the payment of variable interest rates is 11 months.

Trading and Non-Hedging Activities In March 2001, the Company discovered unauthorized financial derivative energy trading activity by a non-regulated, wholly-owned subsidiary. All unauthorized trading activity was subsequently closed in March and April of 2001 resulting in a cumulative cash expense of $191,000, net of taxes. For the six-month period ended December 31, 2002, the Company recorded $302,000 through other income relating to the expiration of contracts resulting from this trading activity. The majority of the remaining deferred liability of $1,415,000 at December 31, 2002 related to these derivative instruments will be recognized as income in the consolidated statement of operations over the next 30 months based on the related contracts.

PREFERRED SECURITIES OF SUBSIDIARY TRUST


On May 17, 1995, Southern Union Financing I (Subsidiary Trust), a consolidated wholly-owned subsidiary of Southern Union, issued $100,000,000 of 9.48% Trust Originated Preferred Securities (Preferred Securities). In connection with the Subsidiary Trust's issuance of the Preferred Securities and the related purchase by Southern Union of all of the Subsidiary Trust's common securities (Common Securities), Southern Union issued to the Subsidiary Trust $103,092,800 principal amount of its 9.48% Subordinated Deferrable Interest Notes, due 2025 (Subordinated Notes). The sole assets of the Subsidiary Trust are the Subordinated Notes. The interest and other payment dates on the Subordinated Notes correspond to the distribution and other payment dates on the Preferred Securities and the Common Securities. Under certain circumstances, the Subordinated Notes may be distributed to holders of the Preferred Securities and holders of the Common Securities in liquidation of the Subsidiary Trust. Since May 17, 2000, the Subordinated Notes have been redeemable at the option of the Company, at a redemption price of $25 per Subordinated Note plus accrued and unpaid interest. The Preferred Securities and the Common Securities will be redeemed on a pro rata basis to the same extent as the Subordinated Notes are repaid, at $25 per Preferred Security and Common Security plus accumulated and unpaid distributions. Southern Union's obligations under the Subordinated Notes and related agreements, taken together, constitute a full and unconditional guarantee by Southern Union of payments due on the Preferred Securities. As of December 31, 2002 and 2001, 4,000,000 shares of Preferred Securities were outstanding.


DEBT AND CAPITAL LEASE

                                                          December 31,  June 30,
                                                            2002         2002
                                                         ----------   ----------


7.60% Senior Notes, due 2024 .........................   $  359,765   $  362,515
8.25% Senior Notes, due 2029 .........................      300,000      300,000
Term Note, due 2002 ..................................         --        350,000
Term Note, due 2005 ..................................      311,087         --
5.62% to 10.25% First Mortgage Bonds, due 2003 to 2029      115,911      147,888
7.70% Debentures, due 2027 ...........................        6,756        6,776
Capital lease and other ..............................       14,927       23,234
                                                         ----------   ----------
Total debt and capital lease .........................    1,108,446    1,190,413
    Less current portion .............................       67,190      108,203
                                                         ----------   ----------
Total long-term debt and capital lease ...............   $1,041,256   $1,082,210
                                                         ==========   ==========

Capital Lease The Company completed the installation of an Automated Meter Reading (AMR) system at Missouri Gas Energy during the first quarter of fiscal year 1999. The installation of the AMR system involved an investment of approximately $30,000,000 which is accounted for as a capital lease obligation. As of December 31, 2002, the capital lease obligation outstanding was $14,396,000 with a fixed rate of 5.79%.

Credit Facilities On June 10, 2002, the Company entered into an amended short-term credit facility in the amount of $150,000,000 (the "Short-Term Facility"), that matures on June 9, 2003. Also on June 10, 2002, the Company amended the terms and conditions of its $225,000,000 long-term credit facility (the "Long-Term Facility"), which expires on May 29, 2004. The Company has additional availability under uncommitted line of credit facilities (Uncommitted Facilities) with various banks. Borrowings under the facilities are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. The Short-Term Facility and the Long-Term Facility (together, the "Facilities") are subject to a commitment fee based on the rating of the Senior Notes. As of December 31, 2002, the commitment fees were an annualized 0.14% on the Facilities. The interest rate on borrowings on the Facilities is calculated based upon a formula using the LIBOR or prime interest rates. A balance of $290,000,000 was outstanding under the Facilities at December 31, 2002.

Term Note On August 28, 2000 the Company entered into the Term Note to fund (i) the cash portion of the consideration to be paid to the Fall River Gas' stockholders; (ii) the all cash consideration to be paid to the ProvEnergy and Valley Resources stockholders, (iii) repayment of approximately $50,000,000 of long- and short-term debt assumed in the mergers, and (iv) all related acquisition costs. On July 16, 2002, the Company repaid the Term Note with the proceeds from the issuance of a $311,087,000 Term Note dated July 15, 2002 (the "2002 Term Note") and borrowings under the Company's lines of credit. The 2002 Term Note is held by a syndicate of banks and requires semi-annual principal repayments on February 15th and August 15th of each year, with payments of $25,000,000 each being due February 15, 2003, August 15, 2003, February 15, 2004, and August 15, 2004 and payments of $35,000,000 each being due February 15, 2005 and August 15, 2005. The remaining principal amount of $141,087,000 is due August 26, 2005. The 2002 Term Note carries a variable interest rate that is tied to either the LIBOR or prime rates at the Company's option. No additional draws can be made on the Term Note.






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


The Company is investigating the possibility that the Company or predecessor companies may have been associated with Manufactured Gas Plant (MGP) sites in its former service territories, principally in Texas, Arizona and New Mexico, and present service territories in Missouri, Pennsylvania, Massachusetts and Rhode Island. At the present time, the Company is aware of certain MGP sites in these areas and is investigating those and certain other locations.


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

Kansas City, Missouri MGP Sites In a letter dated May 10, 1999, the Missouri Department of Natural Resources ("MDNR") sent notice of a planned Site Inspection/Removal Site Evaluation of the Kansas City Coal Gas Former Manufactured Gas Plant ("MGP") site. This site (comprised of two adjacent MGP operations previously owned by two separate companies and hereafter referred to as Station A and Station B) is located at East 1st Street and Campbell in Kansas City, Missouri and is owned by Missouri Gas Energy ("MGE"). During July 1999, the Company sent applications to MDNR submitting the two sites to the agency's Voluntary Cleanup Program ("VCP"). The sites were accepted into the VCP, and MGE subsequently performed environmental assessments of Stations A and B and submitted the results of these assessments to MDNR. On September 6, 2002, MGE submitted a work plan for the remediation of Station A to MDNR. Following MDNR's approval of the Station A work plan, the Company selected a qualified remediation contractor in a competitive bidding process. The Company anticipates beginning remediation of Station A in the first calendar quarter of 2003.

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

In a letter dated July 24, 2002, the Port Authority demanded that the Company assume full financial responsibility for the design and implementation of a remedial action plan on the Riverfront Redevelopment Site allowing the Port Authority to obtain an "unrestricted" clearance for redevelopment of the site. The Port Authority provided MGE with several proposed remedial options and preliminary cost estimates for those options. MGE currently disputes the Port Authority's estimates and proposals, and believes that the cost of remediation of the Port Authority property could be significantly lower, pending further investigation, analysis and determination of appropriate soil and groundwater remedial standards. Accordingly, the Company sent the Port Authority a letter dated August 27, 2002, containing an alternative proposal for the remediation of a portion of the Port Authority's property. MGE's own estimate of the cost to perform its alternative proposal and obtain a "no further action" letter from MDNR for the portion of the Riverfront Redevelopment Site for which it is potentially responsible is less than $2 million. MGE continues to work with the Port Authority and MDNR toward resolution of the appropriate scope of investigation and remediation at the Riverfront Redevelopment Site.

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

Regulatory In August 1998, the City of Edinburg obtained a jury verdict totaling approximately $13,000,000 jointly and severally against PG&E Gas Transmission-Texas Corporation (formerly Valero Energy Corporation (Valero)), and a number of its subsidiaries, as well as former Valero subsidiary Rio Grande Valley Gas Company (RGV) and RGV's successor company, Southern Union Company for the alleged underpayment of franchise fees. (Southern Union purchased RGV from Valero in 1993.) The trial court reduced the jury award to approximately $8,500,000. Subsequently, the Texas (13th District) Court of Appeals further reduced the award to $4,085,000. The Court of Appeals also remanded a portion of the case to the trial court with instructions to retry certain issues; these issues were settled in December 2002 for a non-material amount. In August 2002, the Supreme Court of Texas granted the Company's petition for review. Oral arguments were made to the Court on November 20, 2002. Effective January 1, 2003, all potential remaining liability for this case was assigned to ONEOK as part of the sale of the Company's Texas Operations to ONEOK.

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

Southwest Gas Litigation Several actions were commenced by persons involved in competing efforts to acquire Southwest Gas Corporation (Southwest) during 1999. All of these actions eventually were transferred to the District of Arizona (the Court), consolidated and lodged with Judge Roslyn Silver. As a result of summary judgments granted, there are no claims remaining against Southern Union. Southern Union's claims against Southwest were settled on August 6, 2002, by Southwest's payment to Southern Union of $17,500,000. Southern Union's claims against ONEOK, Inc. and the individual defendants associated with ONEOK were settled on January 3, 2003, following the closing of Southern Union's sale of the Texas assets to ONEOK, by ONEOK's payment to Southern Union of $5,000,000. Southern Union's claims against Jack Rose, former aide to Arizona Corporation Commissioner James Irvin, were settled by Mr. Rose's payment to Southern Union of $75,000, which the Company donated to charity. The trial of Southern Union's claims against the sole-remaining defendant, Arizona Corporation Commissioner James Irvin, was concluded on December 18, 2002, with a jury award to Southern Union of nearly $400,000 in actual damages and $60,000,000 in punitive damages against Commissioner Irvin. The Court is currently in the process of considering Commissioner Irvin's post-trial motions for relief.

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

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Overview Currently, the Company's core business is the distribution of natural gas as a public utility through its Missouri Gas Energy, PG Energy, and New England Gas Company divisions. Upon the completion of the acquisition of CMS Panhandle Companies, Southern Union will own approximately a 78% interest in various natural gas transportation pipelines and liquefied natural gas (LNG) facilities. This acquisition will be funded in part by proceeds received from the January 2003 sale of Southern Union Gas and related assets as discussed below.

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


Discontinued Operations and Assets Held For Sale Effective January 1, 2003, the Company completed the sale of its Southern Union Gas natural gas operating division and related assets to ONEOK, Inc. for approximately $420,000,000 in cash, resulting in a pre-tax gain of approximately $75,000,000 that will be recorded during the third quarter ending March 31, 2003. In addition to Southern Union Gas, the sale involved the disposition of Mercado Gas Services, Inc. (Mercado), SUPro Energy Company (SUPro), Southern Transmission Company (STC), Southern Union Energy International, Inc. (SUEI), Southern Union International Investments, Inc. (Investments) and Norteno Pipeline Company (Norteno) (collectively, the Texas Operations). Southern Union Gas distributes natural gas as a public utility to approximately 535,000 customers throughout Texas, including the cities of Austin, El Paso, Brownsville, Galveston and Port Arthur. Mercado markets natural gas to commercial and industrial customers. SUPro provides propane gas services to approximately 4,000 customers located principally in Austin, El Paso and Alpine, Texas as well as Las Cruces, New Mexico and surrounding communities. STC owns and operates 118.8 miles of intrastate pipeline that serves commercial, industrial and utility customers in central, south and coastal Texas. SUEI and Investments participate in energy-related projects internationally. Energia Estrella del Sur, S. A. de C. V., a wholly-owned Mexican subsidiary of SUEI and Investments, has a 43% equity ownership in a natural gas distribution company, along with other related operations, which currently serves 23,000 customers in Piedras Negras, Mexico, across the border from Southern Union Gas' Eagle Pass, Texas service area. Norteno owns and operates interstate pipelines that serve the gas distribution properties of Southern Union Gas and the Public Service Company of New Mexico. Norteno also transports gas through its interstate network to the country of Mexico for Pemex Gas y Petroquimica Basica. The Company plans to re-deploy substantially all the sales proceeds towards its pending acquisition of CMS Panhandle. The Company anticipates that the proceeds from the sale will qualify as part of a like-kind exchange of property covered by Section 1031 of the Internal Revenue Code thereby enabling the Company to achieve certain tax savings.


Divestitures In April 2002, PG Energy Services Inc. ("Energy Services"), a wholly-owned subsidiary of Southern Union, sold its propane operations for $2,300,000, resulting in a pre-tax gain of $1,200,000.

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

As a result of the divestiture of non-core business assets and the seasonal nature of gas utility operations, the results of operations for the three-, six- and twelve-month periods ended December 31, 2002 are not indicative of results that would necessarily be achieved for a full year. The majority of the Company's operating margin is earned during the winter heating season.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2002 and 2001

The Company recorded net earnings available for common stock of $29,419,000 for the three-month period ended December 31, 2002 compared with net earnings of $19,750,000 for the same period in 2001. Earnings per diluted share were $.53 in 2002 compared with $.35 in 2001.

Continuing Operations Net earnings from continuing operations were $18,519,000 for the three-month period ended December 31, 2002 compared with $9,818,000 for the same period in 2001. Earnings from continuing operations per diluted share were $.33 in 2002 compared with $.17 in 2001.

Operating revenues were $346,104,000 for the three-month period ended December 31, 2002, compared with $286,431,000 in 2001. Gas purchase and other energy costs for the three-month period ended December 31, 2002 were $215,505,000, compared with $172,818,000 in 2001. The Company's operating revenues are affected by the level of sales volumes and by the pass-through of increases or decreases in the Company's gas purchase costs through its purchased gas adjustment clauses. Additionally, revenues are affected by increases or decreases in gross receipts taxes (revenue-related taxes) which are levied on sales revenue as collected from customers and remitted to the various taxing authorities. The increase in both operating revenues and gas purchase costs between periods was primarily due to a 30% increase in gas sales volumes to 38,549 MMcf in 2002 from 29,684 MMcf in 2001, which was partially offset by a 4% decrease in the average cost of gas from $5.82 per Mcf in 2001 to $5.59 per Mcf in 2002. The increase in gas sales volumes is primarily due to near-normal weather in 2002 as compared with warmer-than-normal weather in 2001, in all of the Company's service territories. The decrease in the average cost of gas was due to the ability to inject lower cost gas into storage during the summer of 2002 thereby lowering the overall cost of gas used during the winter. Current average spot market prices throughout the Company's distribution system have increased from 2001 to 2002.

Weather in Missouri Gas Energy's service territories was 102% of a 30-year measure for the three-month period ended December 31, 2002, compared with 77% in 2001. PG Energy's service territories experienced weather that was 106% of a 30-year measure in 2002, compared with 82% in 2001. Weather for the New England Gas Company service territories was 103% of a 30-year measure for the three-month period ended December 31, 2002, compared with 86% in 2001.

Operating margin (operating revenues less gas purchase and other energy costs and revenue-related taxes) increased $14,045,000 for the three-month period ended December 31, 2002 compared with the same period in 2001. Operating margin increased principally as a result of colder-than-normal weather in 2002 as compared with warmer-than-normal weather in 2001, previously discussed.

Operating expenses, which include operating, maintenance and general expenses, depreciation and amortization, and taxes other than on income and revenues, were $62,529,000 for the three-month period ended December 31, 2002, a decrease of $680,000, compared with $63,209,000 in 2001. Operating expenses for the quarter ended December 31, 2002 continue to be impacted by the Company's Cash Flow Improvement Plan announced in July 2001 and discussed below. This Plan was designed to improve pre-tax cash flow and control operating costs. Savings from this Plan were partially offset by increased pension and other postretirement benefits costs, primarily due to volatility in the stock markets.

Interest expense was $20,742,000 for the three-month period ended December 31, 2002, compared with $21,736,000 in 2001. Interest expense primarily decreased due to a $221,292,000 reduction in long-term debt principal since December 31, 2001 which was partially offset by a $75,050,000 increase in notes payable outstanding since December 31, 2001. Principal was primarily reduced on the bank note (the Term Note) entered into by the Company on August 28, 2000 for the acquisition of the New England Operations. The Company entered into the Term Note to (i) fund the cash consideration paid to stockholders of Fall River Gas, ProvEnergy and Valley Resources, (ii) refinance and repay long- and short-term debt assumed in the New England Operations, and (iii) acquisition costs of the New England Operations. A portion of the Term Note was refinanced on July 16, 2002. See Debt and Capital Lease in the Notes to the Consolidated Financial Statements included herein. The average effective interest rate for the three-month period ending December 31, 2002 increased to 6.0% as compared to 5.7% in 2001 primarily due to the reduction in lower-cost bank debt as a percentage of total debt.

Other expense for the three-month period ended December 31, 2002 was $2,712,000 compared with other expense of $836,000 in 2001. Other expense for the three-month period ended December 31, 2002 includes $2,838,000 of legal costs related to the Southwest litigation and $1,298,000 of selling costs related to the Texas Operations' disposition. These items were partially offset by $669,000 of income generated from the sale and/or rental of gas-fired equipment and appliances by various operating subsidiaries and $79,000 of interest and dividend income. Other expense for the three-month period ended December 31, 2001 includes $3,300,000 of Southwest litigation costs and a $1,500,000 loss on the sale of South Florida Natural Gas, a natural gas division of Southern Union, and Atlantic Gas Corporation, a Florida propane subsidiary of the Company (collectively, the Florida Operations). These items were partially offset by the recognition of $1,976,000 of previously recorded deferred income related to financial derivative energy trading activity of a former subsidiary, $666,000 of income generated from the sale and/or rental of gas-fired equipment and appliances, a $561,000 gain on the sale of other assets and $284,000 of interest and dividend income.

The consolidated federal and state effective income tax rate was 38% for the three-month periods ended December 31, 2002 and 2001.


Discontinued Operations Net earnings from discontinued operations were $10,900,000 for the three-month period ended December 31, 2002 compared with $9,932,000 for the same period in 2001. Earnings from discontinued operations per diluted share were $.20 in 2002 compared with $.18 in 2001. The increase in earnings from discontinued operations was impacted by a $3,579,000 pre-tax reduction in depreciation expense which was partially offset by a $2,094,000 decrease in operating margin. In accordance with the FASB standard, Accounting for the Impairment or Disposal of Long-Lived Assets, once the assets of the Texas Operations were deemed to be "held for sale" in October 2002, depreciation of such asset ceased. Operating margin decreased due to a reduction in gas sales volumes from 14,507 MMcf in 2001 to 14,193 MMcf in 2002, as well as certain lost and unaccounted for cost of gas adjustments made during the three-month period ending December 31, 2002.


Six Months Ended December 31, 2002 and 2001

The Company recorded net earnings available for common stock of $22,924,000 for the six-month period ended December 31, 2002 compared with a net loss attributable to common stock of $10,653,000 in 2001. Net earnings per diluted share were $.41 in 2002 compared with a net loss per common share, based on weighted average shares outstanding during the period, of $.20 in 2001.

Continuing Operations Net earnings from continuing operations were $9,333,000 for the six-month period ended December 31, 2002 compared with a loss of $20,763,000 for the same period in 2001. Earnings from continuing operations per diluted share were $.17 in 2002 compared with a loss per common share of $.38 in 2001.

Operating revenues were $445,814,000 for the six-month period ended December 31, 2002, compared with $407,010,000 in 2001. Gas purchase and other energy costs for the six-month period ended December 31, 2002 were $257,565,000, compared with $233,447,000 in 2001. The increase in both operating revenues and gas purchase costs between periods was primarily due to a 22% increase in sales volume from 37,886 MMcf in 2001 to 46,039 MMcf in 2002, which was partially offset by an 8% decrease in the average cost of gas from $6.09 per Mcf in 2001 to $5.59 per Mcf in 2002. The increase in gas sales volumes is primarily due to colder weather in 2002 as compared with 2001 in all of the Company's service territories. The decrease in the average cost of gas was due to the ability to inject lower cost gas into storage during the summer of 2002 thereby lowering the overall cost of gas used during the winter. Current average spot market prices throughout the Company's distribution system have increased from 2001 to 2002.

Weather in Missouri Gas Energy's service territories was 99% of a 30-year measure for the six-month period ended December 31, 2002, compared with 77% in 2001. PG Energy's service territories experienced weather that was 103% of a 30-year measure in 2002, compared with 85% in 2001. Weather for the New England Gas Company service territories was 99% of a 30-year measure for the six-month period ended December 31, 2002, compared with 87% in 2001.

Operating margin increased $12,464,000 for the six-month period ended December 31, 2002 compared with the same period in 2001. Operating margin increased principally as a result of near-normal weather in 2002 as compared with warmer-than-normal weather in 2001, previously discussed.

Operating expenses, excluding business restructuring charges, were $124,782,000 for the six-month period ended December 31, 2002, a decrease of $3,353,000, compared with operating expenses of $128,135,000 in 2001. In connection with the Company's Cash Flow Improvement Plan announced in July 2001 and discussed below, the Company offered Early Retirement Programs ("ERPs") in certain of its operating divisions and a limited reduction in force ("RIF") within its corporate offices and began the divesture of certain non-core assets which contributed savings of $2,712,000 in operating expenses during the six-month period ended December 31, 2002, as compared with 2001. The Company also realized an increase in environmental insurance recoveries of $1,768,000 in 2002 as compared with 2001. Additionally, the Company recognized a goodwill impairment loss of $1,417,000 in depreciation and amortization expense in 2001, based on prices of comparable businesses for various non-core properties. These items were partially offset by increased pension and other postretirement benefit costs, primarily due to volatility in the stock markets, during the six-month period ended December 31, 2002.

In August 2001, the Company implemented a corporate reorganization and restructuring which was initially announced in July 2001 as part of a Cash Flow Improvement Plan designed to increase annualized pre-tax cash flow from operations by at least $50 million by the end of fiscal year 2002. Actions taken included (i) the offering of voluntary ERPs in certain of its operating divisions and (ii) a limited RIF within its corporate offices. ERPs, providing for increased benefits for those electing retirement, were offered to approximately 400 eligible employees across the Company's operating divisions, with approximately 60% of such eligible employees accepting. The RIF was limited solely to certain corporate employees in the Company's Austin and Kansas City offices where forty-eight employees were offered severance packages. In connection with the corporate reorganization and restructuring efforts, the Company recorded a one-time charge of $30,553,000 during the quarter ended September 30, 2001. This charge was reduced by $1,394,000 during the quarter ended June 30, 2002, as a result of the Company's ability to negotiate more favorable terms on certain of its restructuring liabilities. The charge included: $16.4 million of voluntary and accepted ERP's, primarily through enhanced benefit plan obligations, and other employee benefit plan obligations; $6.8 million of RIF within the corporate offices and related employee separation benefits; and $6.0 million connected with various business realignment and restructuring initiatives. All restructuring actions were completed as of June 30, 2002.

Interest expense was $41,743,000 for the six-month period ended December 31, 2002 compared with $48,721,000 in 2001. Interest expense decreased primarily due to the reduction in the principal on the previously mentioned Term Note. See Debt and Capital Lease in the Notes to the Consolidated Financial Statements included herein.

Other income for the six-month period ended December 31, 2002 was $13,726,000 compared with $22,640,000 in 2001. Other income for the six-month period ended December 31, 2002 includes a gain of $17,500,000 on the settlement of the Southwest litigation, income of $1,242,000 generated from the sale and/or rental of gas-fired equipment and appliances and $345,000 of interest and dividend income. These items were partially offset by $4,969,000 of legal costs related to the Southwest litigation and $1,298,000 of selling costs related to the Texas Operations' disposition. Other income for the six-month period ended December 31, 2001 includes gains of $17,166,000 generated through the settlement of several interest rate swaps, a gain of $4,653,000 realized through the sale of marketing contracts held by PG Energy Services Inc., the recognition of $2,333,000 in previously recorded deferred income related to financial derivative energy trading activity of a former subsidiary, $1,402,000 of income generated from the sale and/or rental of gas-fired equipment and appliances, $884,000 of interest and dividend income and a $561,000 gain on the sale of other assets. These items were partially offset by $4,906,000 of Southwest litigation costs and a $1,500,000 loss on the sale of the Florida Operations.

The consolidated federal and state effective income tax rate was 38% and 30% for the six-month period ended December 31, 2002 and 2001, respectively. The increase in the effective tax rate is a result of the level of pre-tax earnings.

Discontinued Operations Net earnings from discontinued operations were $13,591,000 for the six-month period ended December 31, 2002 compared with $10,110,000 for the same period in 2001. Earnings from discontinued operations per diluted share were $.24 in 2002 compared with $.18 in 2001. The increase in earnings from discontinued operations was impacted by a $3,579,000 pre-tax reduction in depreciation expense, previously discussed. Additionally, the Texas Operations recorded a one-time charge of $2,153,000 during the quarter ended September 30, 2001 in connection with the previously discussed reorganization and restructuring efforts under the Cash Flow Improvement Plan. The Texas Operations also recognized a goodwill impairment loss of $1,941,000 in 2001, based on prices of comparable businesses for certain non-core properties.

Twelve Months Ended December 31, 2002 and 2001

The Company recorded net earnings available for common stock of $53,201,000 for the twelve-month period ended December 31, 2002 compared with net earnings of $41,288,000 in 2001. Earnings per diluted share were $.95 in 2002 compared with $.71 in 2001.

Continuing Operations Net earnings from continuing operations were $28,081,000 for the twelve-month period ended December 31, 2002 compared with $21,106,000 for the same period in 2001. Earnings from continuing operations per diluted share were $.50 in 2002 compared with $.37 in 2001.

Operating revenues were $1,018,954,000 for the twelve-month period ended December 31, 2002, compared with $1,324,447,000 in 2001. Gas purchase and other energy costs for the twelve-month period ended December 31, 2002 were $596,732,000, compared with $891,517,000 in 2001. The decrease in both operating revenues and gas purchase costs between periods was primarily due to a 26% decrease in the average cost of gas from $7.37 per Mcf in 2001 to $5.43 per Mcf in 2002. The decrease in the average cost of gas is due to decreases in average spot market prices throughout the Company's distribution system as a result of seasonal impacts on demands for natural gas as well as the current competitive pricing occurring within the entire energy industry. Sales volume slightly decreased from 109,950 MMcf in 2001 to 109,573 MMcf in 2002, as weather was fairly consistent in both twelve-month periods.

Weather in Missouri Gas Energy's service territories was 93% of a 30-year measure for the twelve-month period ended December 31, 2002, compared with 91% in 2001. PG Energy's service territories experienced weather that was 93% of a 30-year measure in both 2002 and 2001. Weather for the New England Gas Company service territories was 93% of a 30-year measure for the twelve-month period ended December 31, 2002, compared with 96% in 2001.

Operating margin decreased $3,740,000 for the twelve-month period ended December 31, 2002 compared with the same period in 2001. The decrease in operating margin is primarily due to a net margin decrease of $9,245,000 in operating margin between periods due to the sale of the Florida Operations and various non-core subsidiaries in New England. This decrease was partially offset by the timing of a $10,973,000 annual revenue increase granted to Missouri Gas Energy effective August 6, 2001.

Operating expenses, excluding business restructuring charges, which were previously discussed, were $251,785,000 for the twelve-month period ended December 31, 2002, a decrease of $40,077,000, compared with operating expenses of $291,862,000 in 2001. Operating expenses for the twelve-month period ended December 31, 2002 were positively impacted by a reduction in bad debt expense of $14,942,000 due to a decrease in delinquent customer receivables as a result of lower gas prices, realized savings of approximately $9,500,000 from the Cash Flow Improvement Plan, reduced operating expenses of $6,914,000 from the sale of non-core assets, an increase in environmental insurance recoveries of $2,343,000 in 2002, the recognition of the previously discussed goodwill impairment of $1,417,000 for the twelve-month period ended December 31, 2001, and the elimination of goodwill amortization resulting from the Company's adoption of Goodwill and Other Intangible Assets effective July 1, 2001. In accordance with this Statement, the Company has ceased the amortization of goodwill, which generated $8,643,000 of expense during the twelve-months ended December 31, 2001, and currently accounts for goodwill on an impairment-only basis. See Goodwill in the Notes to the Consolidated Financial Statements included herein. Additionally, taxes other than on income, which consists of property, payroll and state franchise taxes, decreased by $3,602,000 for the twelve-month period ended December 31, 2002, primarily due to a reduction in employees resulting from the Company's reorganization and restructuring initiatives as well as from the sale of non-core subsidiaries and assets. These items were partially offset by increased pension and other postretirement benefits costs, previously discussed.

Interest expense was $84,015,000 for the twelve-month period ended December 31, 2002 compared with $105,302,000 in 2001. Interest expense decreased primarily due to the reduction in the principal on the previously mentioned Term Note. See Debt and Capital Lease in the Notes to the Consolidated Financial Statements included herein.

Other income for the twelve-month period ended December 31, 2002 was $2,999,000 compared to $84,068,000 in 2001. Other income for the twelve-month period ended December 31, 2002 includes a gain of $17,500,000 on the settlement of the Southwest litigation, the recognition of $4,173,000 in previously recorded deferred income related to financial derivative energy trading activity of a former subsidiary and income of $2,195,000 generated from the sale and/or rental of gas-fired equipment and appliances. These items were partially offset by a non-cash charge of $10,380,000 to reserve for the impairment of the Company's investment in a technology company, $9,162,000 of legal costs related to the Southwest litigation and $1,298,000 of selling costs related to the Texas Operations' disposition. Other income for the twelve-month period ended December 31, 2001, includes realized gains on the sale of investment securities of $65,713,000, gains of $17,166,000 generated through the settlement of several interest rate swaps, interest and dividend income of $4,907,000, a gain of $4,653,000 realized through the sale of marketing contracts held by PG Energy Services Inc., income of $2,625,000 generated from the sale and/or rental of gas-fired equipment and appliances and the recognition of $2,333,000 of previously recorded deferred income related to financial derivative energy trading activity of a former subsidiary. These items were partially offset by $12,863,000 of Southwest litigation costs and a $1,500,000 loss on the sale of the Florida Operations.

The consolidated federal and state effective income tax rate was 39% and 43% for the six-month period ended December 31, 2002 and 2001, respectively. The decline in the effective tax rate is a result of non-tax deductible amortization and write-off of goodwill, along with the level of pre-tax earnings.


Discontinued Operations Net earnings from discontinued operations were $25,120,000 for the twelve-month period ended December 31, 2002 compared with $20,182,000 for the same period in 2001. Earnings from discontinued operations per diluted share were $.45 in 2002 compared with $.34 in 2001. The increase in earnings from discontinued operations was impacted by a $3,579,000 pre-tax reduction in depreciation expense, previously discussed. Additionally, the Texas Operations were also impacted by the previously discussed one-time charge of $2,153,000 during the quarter ended September 30, 2001 in connection with the reorganization and restructuring efforts under the Cash Flow Improvement Plan, a goodwill impairment loss of $1,941,000 in 2001 and the elimination of $1,237,000 in goodwill amortization resulting from the Company's adoption of Goodwill and Other Intangible Assets effective July 1, 2001. These items were partially offset by the recognition of $3,359,000 of income related to financial derivative energy trading activity of a former subsidiary for the twelve-month period ended December 31, 2001.

The following table sets forth certain information regarding the Company's gas utility operations for the three- and twelve-month periods ended December 31, 2002 and 2001:

                                                                  Three Months                Twelve Months
                                                                Ended December 31,          Ended December 31,
                                                               2002         2001            2002          2001
                                                            ---------    -----------     ----------   ------------

Average number of gas sales customers served:
     Residential ......................................       838,892        836,542        838,950        836,617
     Commercial .......................................       100,279         94,304         97,830         95,084
     Industrial and irrigation ........................           778          3,973          2,415          4,044
     Public authorities and other .....................           521            351            446            351
                                                          -----------    -----------    -----------    -----------
          Total average customers served ..............       940,470        935,170        939,641        936,096
                                                          ===========    ===========    ===========    ===========

Gas sales in millions of cubic feet (MMcf)
     Residential ......................................        19,589         13,991         75,514         78,327
     Commercial .......................................         7,890          5,590         29,698         31,413
     Industrial and irrigation ........................           865            786          3,552          3,975
     Public authorities and other .....................           115             47            237            292
                                                          -----------    -----------    -----------    -----------
          Gas sales billed ............................        28,459         20,414        109,001        114,007
     Net change in unbilled gas sales .................        10,090          9,270            572         (4,057)
                                                          -----------    -----------    -----------    -----------
          Total gas sales .............................        38,549         29,684        109,573        109,950
                                                          ===========    ===========    ===========    ===========

Gas sales revenues (thousands of dollars):
     Residential ......................................   $   182,019    $   155,046    $   697,587    $   866,642
     Commercial .......................................        65,283         53,773        243,014        321,535
     Industrial and irrigation ........................         5,787          7,086         26,329         36,259
     Public authorities and other .....................           657            425          1,732          2,155
                                                          -----------    -----------    -----------    -----------
          Gas revenues billed .........................       253,746        216,330        968,662      1,226,591
     Net change in unbilled gas sales revenues ........        77,813         57,986            106        (37,688)
                                                          -----------    -----------    -----------    -----------
          Total gas sales revenues ....................   $   331,559    $   274,316    $   968,768    $ 1,188,903
                                                          ===========    ===========    ===========    ===========

Gas sales revenue per thousand cubic feet (Mcf) billed:
     Residential ......................................   $      9.29    $     11.08    $      9.24    $     11.06
     Commercial .......................................          8.27           9.62           8.18          10.24
     Industrial and irrigation ........................          6.69           9.02           7.41           9.12
     Public authorities and other .....................          5.71           9.04           7.31           7.38

Weather:
     Degree days:
          Missouri Gas Energy service territories .....         1,995          1,504          4,862          4,645
          PG Energy service territories ...............         2,325          1,800          5,803          5,848
          New England Gas Company service territories .         2,034          1,695          5,326          5,519
     Percent of normal based on 30-year measure:
          Missouri Gas Energy service territories .....           102%            77%            93%            91%
          PG Energy service territories ...............           106%            82%            93%            93%
          New England Gas Company service territories .           103%            86%            93%            96%

Gas transported in millions of cubic feet (MMcf) ......        18,236         17,505         65,683         64,399
Gas transportation revenues (thousands of dollars) ....   $    11,040    $    10,208    $    37,748    $    34,875

The above information does not include the Company's Texas Operations, which were sold effective January 1, 2003 and are reported as discontinued operations in the consolidated statement of operations for all periods ended December 31, 2002 and 2001. The 30-year measure of weather is used above for consistent external reporting purposes. Measures of normal weather used by the Company's regulatory authorities to set rates vary by jurisdiction. Periods used to measure normal weather for regulatory purposes range from 10 years to 30 years.

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

On June 10, 2002, the Company entered into an amended short-term credit facility in the amount of $150,000,000 (the "Short-Term Facility"), that matures on June 9, 2003. Also on June 10, 2002, the Company amended the terms and conditions of its $225,000,000 long-term credit facility (the "Long-Term Facility"), which expires on May 29, 2004. The Company has additional availability under uncommitted line of credit facilities (Uncommitted Facilities) with various banks. Borrowings under the facilities are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. The Short-Term Facility and the Long-Term Facility (together, the "Facilities") are subject to a commitment fee based on the rating of the Senior Notes. As of December 31, 2002, the commitment fees were an annualized 0.13% on the Facilities. The interest rate on borrowings on the Facilities is calculated based upon a formula using the LIBOR or prime interest rates. A balance of $290,000,000 was outstanding under the Facilities at December 31, 2002 and $245,000,000 at February 7, 2003.

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

The principal source of funds during the three-month period ended December 31, 2002 included $59,300,000 in net borrowings under revolving credit facilities. This provided funds of $38,949,000 for the repayment of debt and capital lease obligations and $18,206,000 for on-going property, plant and equipment additions.

The principal source of funds during the six-month period ended December 31, 2002 were $311,087,000 from the issuance of long-term debt and $158,200,000 in net borrowings under revolving credit facilities. This provided funds of $393,054,000 for the repayment of debt and capital lease obligations and $38,106,000 for on-going property, plant and equipment additions; as well as seasonal working capital needs of the Company.


The effective interest rate under the Company's current debt structure is 6.59% (including interest and the amortization of debt issuance costs and redemption premiums on refinanced debt).

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


On January 7, 2003, the Company filed a shelf registration for $800,000,000 of debt securities, common stock, and preferred stock . Upon the Securities and Exchange Commission declaring this shelf registration effective, Southern Union may sell such securities up to such amounts from time to time, at prices determined at the time of any such offering. The Company currently has regulatory approval to issue up to $88,900,000 of these securities for certain uses, and is currently seeking regulatory approval to issue additional amounts.

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

OTHER MATTERS

Pending Acquisitions On December 22, 2002, the Company along with AIG Highstar Capital, L.P. (AIG Highstar), a private equity fund sponsored by American International Group, Inc. (AIG), reached a definitive agreement with CMS Energy Corporation to acquire the CMS Panhandle Companies (CMS Panhandle). The agreement calls for a newly formed entity, Southern Union Panhandle Corporation, owned approximately 78% by Southern Union and 22% by AIG Highstar to acquire CMS Panhandle for approximately $662 million in cash and the assumption of $1.166 billion in debt. The CMS Panhandle Companies include CMS Panhandle Eastern Pipe Line Company, CMS Trunkline Gas Company, CMS Trunkline LNG Company, which operates an LNG terminal complex at Lake Charles, La., and CMS Sea Robin Pipeline Company. The CMS Panhandle Companies operate almost 11,000 miles of mainline natural gas pipeline extending from the Gulf of Mexico to the Midwest and Canada. These pipelines access the major natural gas supply regions of the Louisiana and Texas Gulf Coasts as well as the Midcontinent and Rocky Mountains. The pipelines have a combined peak day delivery capacity of 5.4 billion cubic feet per day, 88 billion cubic feet of underground storage capacity and 6.3 billion cubic feet of above ground LNG storage facilities. The transaction has been approved by the boards of directors of all companies and will close following clearance by the Federal Trade Commission under the Hart-Scott-Rodino Act and certain state regulatory approvals. Southern Union's portion of this acquisition will be funded in part by proceeds received from the January 2003 sale of Southern Union Gas and related assets, previously discussed.

Management Agreement On November 20, 2002, EnergyWorx, a wholly-owned subsidiary of Southern Union Company entered into a management services agreement with Southern Star Central Corporation (Southern Star), a wholly-owned subsidiary of AIG Highstar Capital, L.P. The assets under management by EnergyWorx consist primarily of the Southern Star Central Gas Pipeline which Southern Star purchased from Williams Gas Pipeline on November 15, 2002. These assets include an interstate natural gas pipeline with a transport capacity of 2.3 Bcf per day which traverses seven states and storage fields providing a seasonal storage capacity of 43 Bcf. Southern Star reimburses EnergyWorx for its expenses and provides EnergWorx with the opportunity to earn certain performance related fees upon the achievement of certain performance goals.


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


Factors that could cause or contribute to actual results differing materially from such forward-looking statements include the following: cost of gas; gas sales volumes; weather conditions in the Company's service territories; the achievement of operating efficiencies and the purchases and implementation of new technologies for attaining such efficiencies; impact of relations with labor unions of bargaining-unit employees; the receipt of timely and adequate rate relief; the outcome of pending and future litigation; governmental regulations and proceedings affecting or involving the Company; unanticipated environmental liabilities; changes in business strategy; the risk that the businesses acquired and any other businesses or investments that Southern Union has acquired or may acquire may not be successfully integrated with the businesses of Southern Union; the impairment or sale of investment securities; ability to access capital markets on reasonable terms; the possibility of war or terrorism attacks; and the nature and impact of any extraordinary transactions such as any acquisition or divestiture of a business unit or any assets. These are representative of the factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions, and general economic conditions, including interest rate fluctuations, federal, state and local laws and regulations affecting the retail gas industry or the energy industry generally, and other factors.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES



CONTROLS AND PROCEDURES

We performed an evaluation within the 90-day period prior to the filing of this quarterly report under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), and with the participation of personnel from our Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2002 and have communicated that determination to the Audit Committee of our Board of Directors. There have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to December 31, 2002.

RESULTS OF VOTES OF SECURITY HOLDERS

Southern Union held its Annual Meeting of Stockholders on November 5, 2002. The following matter was submitted for a vote by Southern Union's security holders: the election of three persons to serve as the Class III directors until the 2005 Annual Meeting of Stockholders or until their successors are duly elected and qualified.

The number of votes cast for, abstaining or withheld for each nominee for director at the Annual Meeting of Stockholders, were:

                                                               For       Abstaining       Withheld

Election of nominees as Class III Directors:
     George L. Lindemann                                   43,196,511         --          2,381,740
     David Brodsky                                         43,702,564         --            875,686
     Thomas F. Karam                                       43,178,413         --          2,399,837



                     SOUTHERN UNION COMPANY AND SUBSIDIARIES










Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              SOUTHERN UNION COMPANY
                                                   (Registrant)






Date       February 14, 2003            By   DAVID J. KVAPIL
     ------------------------------          --------------------------------
                                             David J. Kvapil
                                             Executive Vice President
                                             and Chief Financial Officer

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




GEORGE L. LINDEMANN
----------------------------------------------------------
George L. Lindemann
Chairman of the Board and
Chief Executive Officer
February 14, 2003

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




DAVID J. KVAPIL
----------------------------------------------------------
David J. Kvapil
Executive Vice President and
Chief Financial Officer
February 14, 2003

                                                                   Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Form 10-Q of Southern Union Company (the "Company") for the quarter ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George L. Lindemann, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



GEORGE L. LINDEMANN
----------------------------------------------------------
George L. Lindemann
Chairman of the Board and
Chief Executive Officer
February 14, 2003

                                                                   Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Form 10-Q of Southern Union Company (the "Company") for the quarter ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Kvapil, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




DAVID J. KVAPIL
----------------------------------------------------------
David J. Kvapil
Executive Vice President and
Chief Financial Officer
February 14, 2003