Form 10-Q
period 2003-03-31
SOUTHERN UNION CO
filed 2003-05-15
CIK 203248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                         For the quarterly period ended

                                 March 31, 2003


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

The number of shares of the registrant's Common Stock outstanding on May 9, 2003 was 55,621,093.






--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                                    FORM 10-Q
                                 March 31, 2003
                                      Index

PART I.  FINANCIAL INFORMATION                                                                                    Page(s)
                                                                                                                  -------

     Item 1.  Financial Statements:

              Consolidated statements of operations - three, nine and twelve months ended
                  March 31, 2003 and 2002                                                                           2-4

              Consolidated balance sheet - March 31, 2003 and 2002 and June 30, 2002                                5-6

              Consolidated statement of stockholders' equity - nine months ended March 31, 2003
                  and twelve months ended June 30, 2002                                                               7

              Consolidated statements of cash flows - three, nine and twelve months ended
                  March 31, 2003 and 2002                                                                          8-10

              Notes to consolidated financial statements                                                          11-22

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results                             23-33
                  of Operations

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                             32

     Item 4.  Controls and Procedures                                                                                33

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

                  (See "COMMITMENTS AND CONTINGENCIES" in Notes to Consolidated
                   Financial Statements)                                                                         19-22

     Item 6.  Exhibits and Reports on Form 8-K                                                                      34

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                                  Three Months Ended March 31,
                                                                      2003           2002
                                                                 -------------   ------------
                                                                 (thousands of dollars, except
                                                                  shares and per share amounts)

Operating revenues ...........................................   $    535,663    $    419,599
Cost of gas and other energy .................................       (356,393)       (260,853)
Revenue-related taxes ........................................        (17,870)        (15,116)
                                                                 ------------    ------------
     Operating margin ........................................        161,400         143,630

Operating expenses:
     Operating, maintenance and general ......................         48,203          43,152
     Depreciation and amortization ...........................         14,621          14,061
     Taxes, other than on income and revenues ................          6,434           5,560
                                                                 ------------    ------------
         Total operating expenses ............................         69,258          62,773
                                                                 ------------    ------------
         Net operating revenues ..............................         92,142          80,857
                                                                 ------------    ------------

Other income (expense):
     Interest ................................................        (19,840)        (21,723)
     Dividends on preferred securities of subsidiary trust ...         (2,370)         (2,370)
     Other, net ..............................................          5,223           3,713
                                                                 ------------    ------------
         Total other expenses, net ...........................        (16,987)        (20,380)
                                                                 ------------    ------------

Earnings from continuing operations before income taxes ......         75,155          60,477

Federal and state income taxes ...............................         28,921          21,578
                                                                 ------------    ------------

Net earnings from continuing operations ......................         46,234          38,899
                                                                 ------------    ------------

Discontinued operations:
     Earnings from discontinued operations before income taxes         62,992          14,620
     Federal and state income taxes ..........................         45,327           9,731
                                                                 ------------    ------------
Net earnings from discontinued operations ....................         17,665           4,889
                                                                 ------------    ------------

Net earnings available for common stock ......................   $     63,899    $     43,788
                                                                 ============    ============

Net earnings from continuing operations per share:
     Basic ...................................................   $        .85    $        .73
                                                                 ============    ============
     Diluted .................................................   $        .83    $        .69
                                                                 ============    ============

Net earnings available for common stock per share:
     Basic ...................................................   $       1.18    $        .82
                                                                 ============    ============
     Diluted .................................................   $       1.14    $        .78
                                                                 ============    ============

Weighted average shares outstanding:
     Basic ...................................................     54,344,794      53,447,791
                                                                 ============    ============
     Diluted .................................................     56,041,342      56,263,243
                                                                 ============    ============





                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                                  Nine Months Ended March 31,
                                                                      2003           2002
                                                                 -------------   ------------
                                                                (thousands of dollars, except
                                                                 shares and per share amounts)

Operating revenues ...........................................   $    981,477    $    826,897
Cost of gas and other energy .................................       (613,958)       (494,587)
Revenue-related taxes ........................................        (33,624)        (28,649)
                                                                 ------------    ------------
     Operating margin ........................................        333,895         303,661

Operating expenses:
     Operating, maintenance and general ......................        131,823         127,488
     Business restructuring charges ..........................           --            30,553
     Depreciation and amortization ...........................         43,072          44,120
     Taxes, other than on income and revenues ................         19,145          18,691
                                                                 ------------    ------------
         Total operating expenses ............................        194,040         220,852
                                                                 ------------    ------------
         Net operating revenues ..............................        139,855          82,809
                                                                 ------------    ------------

Other income (expense):
     Interest ................................................        (61,583)        (70,444)
     Dividends on preferred securities of subsidiary trust ...         (7,110)         (7,110)
     Other, net ..............................................         18,949          26,354
                                                                 ------------    ------------
         Total other expenses, net ...........................        (49,744)        (51,200)
                                                                 ------------    ------------

Earnings from continuing operations before income taxes ......         90,111          31,609

Federal and state income taxes ...............................         34,544          15,062
                                                                 ------------    ------------

Net earnings from continuing operations ......................         55,567          16,547
                                                                 ------------    ------------

Discontinued operations:
     Earnings from discontinued operations before income taxes         84,773          28,364
     Federal and state income taxes ..........................         53,517          11,776
                                                                 ------------    ------------
Net earnings from discontinued operations ....................         31,256          16,588
                                                                 ------------    ------------

Net earnings available for common stock ......................   $     86,823    $     33,135
                                                                 ============    ============

Net earnings from continuing operations per share:
     Basic ...................................................   $       1.03    $        .31
                                                                 ============    ============
     Diluted .................................................   $        .99    $        .29
                                                                 ============    ============

Net earnings available for common stock per share:
     Basic ...................................................   $       1.60    $        .61
                                                                 ============    ============
     Diluted .................................................   $       1.55    $        .58
                                                                 ============    ============

Weighted average shares outstanding:
     Basic ...................................................     54,120,204      53,944,420
                                                                 ============    ============
     Diluted .................................................     55,903,939      57,002,247
                                                                 ============    ============




                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                                 Twelve Months Ended March 31,
                                                                      2003           2002
                                                                 -------------   ------------
                                                                (thousands of dollars, except
                                                                 shares and per share amounts)

Operating revenues ...........................................   $  1,135,194    $  1,026,451
Cost of gas and other energy .................................       (692,448)       (621,126)
Revenue-related taxes ........................................        (38,384)        (33,336)
                                                                 ------------    ------------
     Operating margin ........................................        404,362         371,989

Operating expenses:
     Operating, maintenance and general ......................        175,482         182,085
     Business restructuring charges ..........................         (1,394)         30,553
     Depreciation and amortization ...........................         57,941          62,310
     Taxes, other than on income and revenues ................         24,162          25,621
                                                                 ------------    ------------
         Total operating expenses ............................        256,191         300,569
                                                                 ------------    ------------
         Net operating revenues ..............................        148,171          71,420
                                                                 ------------    ------------

Other income (expense):
     Interest ................................................        (82,131)        (98,020)
     Dividends on preferred securities of subsidiary trust ...         (9,480)         (9,480)
     Other, net ..............................................          6,873          79,391
                                                                 ------------    ------------
         Total other expenses, net ...........................        (84,738)        (28,109)
                                                                 ------------    ------------

Earnings from continuing operations before income taxes ......         63,433          43,311

Federal and state income taxes ...............................         22,893          19,159
                                                                 ------------    ------------

Net earnings from continuing operations ......................         40,540          24,152
                                                                 ------------    ------------

Discontinued operations:
     Earnings from discontinued operations before income taxes         86,210          29,008
     Federal and state income taxes ..........................         53,438           8,890
                                                                 ------------    ------------
Net earnings from discontinued operations ....................         32,772          20,118
                                                                 ------------    ------------

Net earnings available for common stock ......................   $     73,312    $     44,270
                                                                 ============    ============

Net earnings from continuing operations per share:
     Basic ...................................................   $        .75    $        .45
                                                                 ============    ============
     Diluted .................................................   $        .72    $        .42
                                                                 ============    ============

Net earnings available for common stock per share:
     Basic ...................................................   $       1.36    $        .82
                                                                 ============    ============
     Diluted .................................................   $       1.31    $        .77
                                                                 ============    ============

Weighted average shares outstanding:
     Basic ...................................................     54,018,957      54,220,213
                                                                 ============    ============
     Diluted .................................................     55,933,809      57,276,163
                                                                 ============    ============




                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEET


                                     ASSETS



                                                               March 31,              June 30,
                                                          2003           2002           2002
                                                      -----------    -----------    -----------
                                                              (thousands of dollars)

Property, plant and equipment:
     Plant in service .............................   $ 1,787,434    $ 1,744,482    $ 1,767,349
     Construction work in progress ................        20,702         19,418          6,535
                                                      -----------    -----------    -----------
                                                        1,808,136      1,763,900      1,773,884
     Less accumulated depreciation and amortization      (630,654)      (598,824)      (604,114)
                                                      -----------    -----------    -----------
          Net property, plant and equipment .......     1,177,482      1,165,076      1,169,770
                                                      -----------    -----------    -----------

Current assets:
     Cash and cash equivalents ....................       408,772          9,844           --
     Accounts receivable, billed and unbilled, net        302,764        202,886         95,036
     Inventories, principally at average cost .....        24,936         80,677        101,076
     Deferred gas purchase costs ..................        16,041          3,727          3,597
     Investment securities available for sale .....           505          4,339          1,163
     Prepayments and other ........................         8,809         11,203         13,527
     Assets held for sale .........................          --          418,418        395,446
                                                      -----------    -----------    -----------
          Total current assets ....................       761,827        731,094        609,845
                                                      -----------    -----------    -----------

Goodwill, net .....................................       642,921        642,921        642,921

Deferred charges ..................................       200,078        220,634        206,130

Investment securities, at cost ....................         9,786         19,227          9,786

Other .............................................        44,009         44,092         41,612
                                                      -----------    -----------    -----------











     Total assets .................................   $ 2,836,103    $ 2,823,044    $ 2,680,064
                                                      ===========    ===========    ===========










                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      STOCKHOLDERS' EQUITY AND LIABILITIES



                                                                              March 31,              June 30,
                                                                         2003           2002          2002
                                                                    ------------   ------------    -----------
                                                                             (thousands of dollars)
Common stockholders' equity:
     Common stock, $1 par value; authorized 200,000,000
         shares; issued 58,681,205 shares ........................   $    58,681    $    54,844    $    58,055
     Premium on capital stock ....................................       710,645        679,347        707,912
     Less treasury stock, 3,125,993 shares at cost ...............       (57,186)       (50,752)       (57,673)
     Less common stock held in trust .............................       (17,623)       (19,878)       (17,821)
     Deferred compensation plans .................................         9,591          9,201          9,373
     Accumulated other comprehensive income (loss) ...............       (12,564)        (2,042)       (14,500)
     Retained earnings ...........................................        86,823         38,238           --
                                                                     -----------    -----------    -----------

     Total common stockholders' equity ...........................       778,367        708,958        685,346

Company-obligated mandatorily redeemable preferred
     securities of subsidiary trust holding solely subordinated
     notes of Southern Union .....................................       100,000        100,000        100,000

Long-term debt and capital lease obligation ......................     1,006,366        799,717      1,082,210
                                                                     -----------    -----------    -----------

         Total capitalization ....................................     1,884,733      1,608,675      1,867,556

Current liabilities:
     Long-term debt and capital lease obligation due within
         one year ................................................        75,851        451,852        108,203
     Notes payable ...............................................       209,800        132,300        131,800
     Accounts payable ............................................       132,739         97,254         71,343
     Federal, state and local taxes ..............................        32,506         60,829          9,212
     Accrued interest ............................................        16,033         17,676         17,019
     Accrued dividends on preferred securities of subsidiary trust          --            2,370          2,370
     Customer deposits ...........................................         6,804          7,773          7,572
     Other .......................................................        60,941         48,506         38,686
     Liabilities related to assets held for sale .................          --           74,003         67,718
                                                                     -----------    -----------    -----------
         Total current liabilities ...............................       534,674        892,563        453,923
                                                                     -----------    -----------    -----------

Deferred credits and other .......................................       133,990        124,964        141,933
Accumulated deferred income taxes ................................       282,706        196,842        216,652
                                                                     -----------    -----------    -----------

     Total stockholders' equity and liabilities ..................   $ 2,836,103    $ 2,823,044    $ 2,680,064
                                                                     ===========    ===========    ===========








                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                Common    Accumulated
                                          Common       Premium     Treasury     Stock       Other
                                         Stock,$1     on Capital   Stock, at    Held in    Comprehen-    Retained
                                         Par Value      Stock         Cost      Trust     sive Income   Earnings         Total
                                        ----------   -----------   ---------   --------   -----------  ----------     ---------
                                                                     (thousands of dollars)

Balance July 1, 2001...................  $   54,553  $   676,324 $  (15,869) $  (11,697)   $  13,443   $   5,103    $   721,857

   Comprehensive income:
     Net earnings......................        --           --          --         --           --        19,624         19,624
     Unrealized loss in investment
       securities, net of tax benefit..        --           --          --         --        (18,249)      --           (18,249)
     Minimum pension liability
       adjustment, net of tax benefit..        --           --          --         --        (10,498)      --           (10,498)
     Unrealized gain on hedging
       activities, net of tax..........        --           --          --         --           804        --               804
                                                                                                                       ---------
     Comprehensive income (loss).......                                                                                  (8,319)
                                                                                                                       ---------
   Payment on note receivable..........        --           202         --         --           --          --              202
   Purchase of treasury stock..........        --           --        (41,632)     --           --          --          (41,632)
   5% stock dividend...................      2,618       22,091         --         --           --       (24,727)           (18)
   Stock compensation plan.............        --         1,248         --       1,257          --          --            2,505
   Sale of common stock held
     in trust..........................        --            26         --       1,945          --          --            1,971
   Exercise of stock options...........       884         8,021         (172)       47          --          --            8,780
                                         ----------  -----------  ----------  ----------  ----------  ----------    ------------
Balance June 30, 2002..................    58,055       707,912      (57,673)   (8,448)     (14,500)        --          685,346

   Comprehensive income:
     Net earnings......................        --           --          --         --           --        86,823         86,823
     Unrealized loss in investment
       securities, net of tax benefit..        --           --          --         --         (428)         --             (428)
     Net unrealized loss on hedging
       activities, net of tax benefit..        --           --          --         --       (1,814)         --           (1,814)
     Minimum pension liability
       adjustment, net of tax..........        --           --          --         --        4,178          --            4,178
                                                                                                                       ---------
     Comprehensive income..............                                                                                  88,759
                                                                                                                       ---------
   Stock compensation plan.............        --          480          --        737          --           --            1,217
   Exercise of stock options...........       626        2,253         487       (321)         --           --            3,045
                                         ----------  ----------  -----------  ----------  ----------  ----------     -----------
Balance March 31, 2003.................  $ 58,681    $ 710,645   $ (57,186)   $(8,032)    $(12,564)   $  86,823      $  778,367
                                         ==========  ==========  ===========  ==========  ==========  ==========     ===========
-------------------------------

The Company's common stock is $1 par value. Therefore, the change in Common Stock, $1 Par Value is equivalent to the change in the number of shares of common stock outstanding.











                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                             Three Months Ended March 31,
                                                                                  2003         2002
                                                                               ----------   -----------
                                                                                (thousands of dollars)

Cash flows from (used in) operating activities:
   Net earnings ..............................................................   $  63,899    $  43,788
   Adjustments to reconcile net earnings to net cash flows from (used in)
     operating activities:
       Depreciation and amortization .........................................      14,621       14,061
       Deferred income taxes .................................................      68,521        4,202
       Provision for bad debts ...............................................       2,634        5,259
       Gain on sale of subsidiaries ..........................................     (62,992)        --
       Financial derivative trading gains ....................................        (151)      (3,776)
       Net cash provided by assets held for sale .............................        --         42,716
       Other .................................................................         993        1,128
         Changes in operating assets and liabilities, net of dispositions:
           Accounts receivable, billed and unbilled ..........................     (61,861)     (45,458)
           Accounts payable ..................................................       3,760        3,933
           Customer deposits .................................................         (90)         175
           Deferred gas purchase costs .......................................      (3,257)      22,996
           Inventories .......................................................      82,403       75,204
           Deferred charges and credits ......................................     (15,621)      (6,728)
           Prepaids and other current assets .................................      (1,544)        (717)
           Taxes and other current liabilities ...............................      14,995       33,798
                                                                                 ---------    ---------
     Net cash flows from operating activities ................................     106,310      190,581
                                                                                 ---------    ---------
Cash flows from (used in) investing activities:
   Additions to property, plant and equipment ................................     (11,512)     (11,272)
   Changes in assets and liabilities held for sale ...........................        --         (8,635)
   Proceeds from sale of subsidiaries ........................................     420,000         --
   Customer advances .........................................................          59       (1,227)
   Other .....................................................................        --           (384)
                                                                                 ---------    ---------
     Net cash flows from (used in) investing activities ......................     408,547      (21,518)
                                                                                 ---------    ---------
Cash flows from (used in) financing activities:
   Issuance cost of debt .....................................................        (260)         (98)
   Repayment of debt and capital lease obligation ............................     (26,229)     (78,169)
   Net payments under revolving credit facilities ............................     (80,200)     (82,650)
   Proceeds from exercise of stock options ...................................         604        1,698
                                                                                 ---------    ---------
     Net cash flows used in financing activities .............................    (106,085)    (159,219)
                                                                                 ---------    ---------
Change in cash and cash equivalents ..........................................     408,772        9,844
Cash and cash equivalents at beginning of period .............................        --           --
                                                                                 ---------    ---------
Cash and cash equivalents at end of period ...................................   $ 408,772    $   9,844
                                                                                 =========    =========

Supplemental disclosures of cash flow information: Cash paid during the period for:
     Interest ................................................................   $  21,940    $  19,459
                                                                                 =========    =========
     Income taxes ............................................................   $   2,126    $      90
                                                                                 =========    =========
















                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                 Nine Months Ended March 31,
                                                                                     2003          2002
                                                                                 ------------   -----------
                                                                                   (thousands of dollars)
Cash flows from (used in) operating activities:
   Net earnings ................................................................   $  86,823    $  33,135
   Adjustments to reconcile net earnings (loss) to net cash flows from (used in)
     operating activities:
       Depreciation and amortization ...........................................      43,072       44,120
       Deferred income taxes ...................................................      67,401        7,224
       Provision for bad debts .................................................       9,031       10,738
       Business restructuring charges ..........................................        --         27,247
       Gain on settlement of interest rate swaps ...............................        --        (17,166)
       Gain on sale of subsidiaries and other assets ...........................     (62,992)      (5,214)
       Loss on sale of subsidiaries ............................................        --          1,500
       Financial derivative trading gains ......................................        (454)      (6,109)
       Net cash provided by (used in) assets held for sale .....................     (23,698)      31,468
       Other ...................................................................       3,117        1,899
       Changes in operating assets and liabilities, net of dispositions:
           Accounts receivable, billed and unbilled ............................    (190,027)     (37,148)
           Accounts payable ....................................................      61,207       12,629
           Customer deposits ...................................................        (768)         142
           Deferred gas purchase costs .........................................     (12,444)      53,306
           Inventories .........................................................      76,140       21,443
           Deferred charges and credits ........................................     (11,422)      (1,815)
           Prepaids and other current assets ...................................       2,640         (327)
           Taxes and other liabilities .........................................      40,688       30,467
                                                                                   ---------    ---------
     Net cash flows from operating activities ..................................      88,314      207,539
                                                                                   ---------    ---------
Cash flows from (used in) investing activities:
   Additions to property, plant and equipment ..................................     (49,618)     (57,558)
   Changes in assets and liabilities held for sale .............................     (13,410)     (19,578)
Notes receivable ...............................................................      (6,750)        --
   Proceeds from sale of subsidiaries and other assets .........................     420,000       38,635
   Customer advances ...........................................................         677       (1,510)
   Proceeds from settlement of interest rate swaps .............................        --         17,166
   Other .......................................................................      (1,664)        (691)
                                                                                   ---------    ---------
     Net cash flows from (used in) investing activities ........................     349,235      (23,536)
                                                                                   ---------    ---------
Cash flows from (used in) financing activities:
   Issuance of long-term debt ..................................................     311,087         --
   Issuance cost of debt .......................................................      (1,627)        (617)
   Repayment of debt and capital lease obligation ..............................    (419,283)     (83,974)
   Net (payments) borrowings under revolving credit facilities .................      78,000      (58,300)
   Purchase of treasury stock ..................................................        --        (34,711)
   Proceeds from exercise of stock options .....................................       3,046        2,224
                                                                                   ---------    ---------
   Net cash flows used in financing activities .................................     (28,777)    (175,378)
                                                                                   ---------    ---------
Change in cash and cash equivalents ............................................     408,772        8,625
Cash and cash equivalents at beginning of period ...............................        --          1,219
                                                                                   ---------    ---------
Cash and cash equivalents at end of period .....................................   $ 408,772    $   9,844
                                                                                   =========    =========

Supplemental disclosures of cash flow information: Cash paid during the period for:
     Interest ..................................................................   $  70,101    $  75,789
                                                                                   =========    =========
     Income taxes ..............................................................   $   2,003    $      90
                                                                                   =========    =========









                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                               Twelve Months Ended March 31,
                                                                                     2003        2002
                                                                                 ----------   ---------
                                                                                 (thousands of dollars)
Cash flows from (used in) operating activities:
   Net earnings ..............................................................   $  73,312    $  44,270
   Adjustments to reconcile net earnings to net cash flows from (used in)
     operating activities:
       Depreciation and amortization .........................................      57,941       62,310
       Deferred income taxes .................................................      88,574       36,564
       Provision for bad debts ...............................................      10,552       24,103
       Provision for investment impairment ...................................      10,380         --
       Business restructuring charges ........................................      (2,807)      27,247
       Gain on settlement of interest rate swaps .............................        --        (17,166)
       Gain on sale of subsidiaries and other assets .........................     (64,192)      (5,921)
       Loss on sale of subsidiaries ..........................................        --          1,500
       Financial derivative trading gains ....................................        (548)      (2,749)
       Gain on sale of investment securities .................................      (1,004)     (53,219)
       Net cash provided by (used in) assets held for sale ...................      (6,548)      46,986
       Other .................................................................       5,512        2,866
       Changes in operating assets and liabilities, net of dispositions:
           Accounts receivable, billed and unbilled ..........................     (80,946)     154,440
           Accounts payable ..................................................      36,613      (96,800)
           Customer deposits .................................................        (963)        (355)
           Deferred gas purchase costs .......................................     (12,314)      89,143
           Inventories .......................................................      55,741      (44,820)
           Deferred charges and credits ......................................       7,197       (3,134)
           Prepaids and other current assets .................................        (768)      (1,416)
           Taxes and other liabilities .......................................     (21,341)     (21,765)
                                                                                 ---------    ---------
     Net cash flows from operating activities ................................     154,391      242,084
                                                                                 ---------    ---------
Cash flows from (used in) investing activities:
   Additions to property, plant and equipment ................................     (62,758)     (91,443)
   Changes in assets and liabilities held for sale ...........................     (17,047)     (22,013)
   Acquisition of operations, net of cash received ...........................        --         (7,720)
   Purchase of investment securities .........................................        (938)        (135)
   Notes receivable ..........................................................      (9,500)        --
   Proceeds from sale of subsidiaries and other assets .......................     422,300       41,935
   Proceeds from sale of investment securities ...............................       1,213       59,180
   Customer advances .........................................................       1,784       (1,018)
   Proceeds from settlement of interest rate swaps ...........................        --         17,166
   Other .....................................................................      (1,509)        (236)
                                                                                 ---------    ---------
     Net cash flows from (used in) investing activities ......................     333,545       (4,284)
                                                                                 ---------    ---------
Cash flows from (used in) financing activities:
   Issuance of long-term debt ................................................     311,087         --
   Issuance cost of debt .....................................................      (1,931)      (1,553)
   Repayment of debt and capital lease obligation ............................    (480,440)    (122,466)
   Net (payments) borrowings under revolving credit facilities ...............      77,500      (79,300)
   Purchase of treasury stock ................................................      (6,434)     (34,711)
   Proceeds from exercise of stock options ...................................       8,884         --
   Other .....................................................................       2,326        1,908
                                                                                 ---------    ---------
     Net cash flows used in financing activities .............................     (89,008)    (236,122)
                                                                                 ---------    ---------
Change in cash and cash equivalents ..........................................     398,928        1,678
Cash and cash equivalents at beginning of period .............................       9,844        8,166
                                                                                 ---------    ---------
Cash and cash equivalents at end of period ...................................   $ 408,772    $   9,844
                                                                                 =========    =========

Supplemental disclosures of cash flow information: Cash paid (refunded) during the period for:
     Interest ................................................................   $  93,481    $ 103,062
                                                                                 =========    =========
     Income taxes ............................................................   $  (2,301)   $  16,948
                                                                                 =========    =========



                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


FINANCIAL STATEMENTS

These interim financial statements should be read in conjunction with the financial statements and notes thereto contained in Southern Union Company's (Southern Union and, together with its wholly-owned subsidiaries, the Company) Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as updated by the Company's Current Report on Form 8-K dated March 10, 2003 to reflect discontinued operations due to the sale of the Southern Union Gas Company (Southern Union Gas) natural gas operating division and related assets (as described below). All dollar amounts in the tables herein, except per share amounts, are stated in thousands unless otherwise indicated. Certain prior period amounts have been reclassified to conform with the current period presentation.

These interim financial statements are unaudited but, in the opinion of management, reflect all adjustments (including both normal recurring as well as any non-recurring) necessary for a fair presentation of the results of operations for such periods. As further described below, the Company completed the sale of its Southern Union Gas division and related assets effective January 1, 2003. In accordance with the Financial Accounting Standards Board (FASB) standard, Accounting for the Impairment or Disposal of Long-Lived Assets, the assets and liabilities sold have been segregated and reported as "held for sale" in the Consolidated Balance Sheet as of March 31, 2002 and June 30, 2002, and the related results of operations and gain on sale have been segregated and reported as "discontinued operations" in the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows for all periods presented in this Quarterly Report on Form 10-Q. Because of the seasonal nature of the Company's operations, the results of operations and cash flows for any interim period are not necessarily indicative of results for the full year.

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

In December 2002, the FASB issued Accounting for Stock-Based Compensation - Transition and Disclosure. The Statement amends the previous standard, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to a fair value based method of accounting for stock-based employee compensation and amends disclosure provisions of that standard to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to such compensation. The Company expects to continue to account for stock-based compensation in accordance with Accounting Principles Board opinion, Accounting for Stock Issued to Employees, and will provide the prominent disclosures required in its annual and future interim financial statements.

In April 2003, the FASB issued Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under the FASB standard Accounting for Derivative Instruments and Hedging Activities. The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Statement is not expected to materially change the methods the Company uses to account for and report its derivatives and hedging activities.

In November 2002, the FASB issued Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others. The Interpretation expands the existing disclosure requirements for guarantees and requires that companies recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken when issuing the guarantee. The initial recognition and initial measurement provisions of the Interpretation are effective for guarantees issued or modified after December 31, 2002. The Interpretation is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

PENDING ACQUISITIONS

On December 21, 2002, the Company and AIG Highstar Capital, L.P. (AIG Highstar), a private equity fund sponsored by American International Group, Inc., reached a definitive agreement (the Stock Purchase Agreement) with CMS Gas Transmission Company, a subsidiary of CMS Energy Corporation (CMS), to acquire Panhandle Eastern Pipe Line Company and its subsidiaries (Panhandle). On May 12, 2003, the Company, CMS and AIG Highstar agreed to: (1) terminate AIG Highstar's participation in the acquisition of Panhandle, (2) amend the Stock Purchase Agreement so that AIG Highstar is no longer a party, and (3) enter into a mutual release with respect to obligations relating to the Stock Purchase Agreement. Accordingly, on the same day, the Company and CMS amended the Stock Purchase Agreement to reduce the purchase price by $37.5 million to approximately $1.79 billion. Under the amended agreement, Southern Union, as the sole purchaser of Panhandle, will pay approximately $584.3 million in cash plus three million shares of Southern Union common stock, and will assume approximately $1.166 billion of Panhandle debt. The amended transaction has been approved by the boards of directors of both parties and will close following clearance by the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvement Act. This acquisition will be funded in part by proceeds received from the Company's January 2003 sale of Southern Union Gas and related assets discussed below.

The Panhandle entities include CMS Panhandle Eastern Pipe Line Company, CMS Trunkline Gas Company, CMS Trunkline LNG Company and CMS Sea Robin Pipeline Company. The Panhandle entities operate approximately 11,000 miles of mainline natural gas pipeline extending from the Gulf of Mexico to the Midwest and Canada. These pipelines access the major natural gas supply regions of the Louisiana and Texas Gulf Coasts as well as the Midcontinent and Rocky Mountains. The pipelines have a combined peak day delivery capacity of 5.4 billion cubic feet per day, 88 billion cubic feet of underground storage capacity and 6.3 billion cubic feet of above ground LNG storage facilities. CMS Trunkline LNG Company operates an LNG terminal complex at Lake Charles, La.

DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Effective January 1, 2003, the Company completed the sale of its Southern Union Gas natural gas operating division and related assets to ONEOK, Inc. ("ONEOK") for approximately $420,000,000 in cash, subject to working capital adjustment, resulting in a pre-tax gain of $62,992,000 that is included in earnings from discontinued operations in the Consolidated Statement of Operations for the three-, nine- and twelve-month periods ended March 31, 2003. In addition to Southern Union Gas, the sale involved the disposition of Mercado Gas Services, Inc. (Mercado), SUPro Energy Company (SUPro), Southern Transmission Company
(STC), Southern Union Energy International, Inc. (SUEI), Southern Union International Investments, Inc. (Investments) and Norteno Pipeline Company (Norteno) (collectively, the Texas Operations). Southern Union Gas distributes natural gas as a public utility to approximately 535,000 customers throughout Texas, including the cities of Austin, El Paso, Brownsville, Galveston and Port Arthur. Mercado markets natural gas to commercial and industrial customers. SUPro provides propane gas services to approximately 4,000 customers located principally in Austin, El Paso and Alpine, Texas as well as Las Cruces, New Mexico and surrounding communities. STC owns and operates 118.8 miles of intrastate pipeline that serves commercial, industrial and utility customers in central, southern and coastal Texas. SUEI and Investments participate in energy-related projects internationally. Energia Estrella del Sur, S. A. de C. V., a wholly-owned Mexican subsidiary of SUEI and Investments, has a 43% equity ownership in a natural gas distribution company, along with other related operations, which currently serves 23,000 customers in Piedras Negras, Mexico, across the border from Southern Union Gas' Eagle Pass, Texas service area. Norteno owns and operates interstate pipelines that serve the gas distribution properties of Southern Union Gas and the Public Service Company of New Mexico. Norteno also transports gas through its interstate network to the country of Mexico for Pemex Gas y Petroquimica Basica. The Company plans to re-deploy substantially all the sales proceeds towards its pending acquisition of Panhandle. The Company anticipates that the sale and reinvestment will qualify as part of a like-kind exchange of property covered by Section 1031 of the Internal Revenue Code thereby enabling the Company to achieve certain tax deferrals. Accordingly, as of March 31, 2003, approximately $406,000,000 of the sales proceeds has been temporarily invested through a Qualified Intermediary, as defined by Section 1031, pending the completion of the acquisition and like-kind exchange, and approximately $92,500,000 of related income taxes has been reflected as accumulated deferred income taxes on the Condensed Consolidated Balance Sheet.

The following table summarizes the Texas Operations' assets and liabilities sold, effective January 1, 2003, and reported as "held for sale" in the Company's Consolidated Balance Sheet as of March 31, 2002 and June 30, 2002:


                                                January 1,    March 31,    June 30,
ASSETS:                                            2003         2002         2002
                                               -----------   ----------   ----------
Property, plant and equipment:
    Utility plant, at cost ..................   $ 516,203    $ 499,867    $ 504,015
    Accumulated depreciation and amortization    (221,573)    (213,534)    (217,425)
                                                ---------    ---------    ---------
       Net property, plant and equipment ....     294,630      286,333      286,590
Current assets ..............................      71,623       52,175       29,677
Goodwill, net ...............................      70,469       70,469       70,469
Deferred charges and other assets ...........      12,037        9,441        8,710
                                                ---------    ---------    ---------
          Total assets ......................   $ 448,759    $ 418,418    $ 395,446
                                                =========    =========    =========

LIABILITIES:
Current liabilities .........................   $  57,340    $  51,435    $  43,762
Deferred credits and other liabilities ......      18,940       22,568       23,956
                                                ---------    ---------    ---------
          Total liabilities .................   $  76,280    $  74,003    $  67,718
                                                =========    =========    =========

The following table summarizes the Texas Operations' results of operations that have been segregated and reported as "discontinued operations" in the Company's Consolidated Statement of Operations:


                                                    Three Months Ended     Nine Months Ended    Twelve Months Ended
                                                         March 31,              March 31,              March 31,
                                                   --------------------   -------------------   -------------------
                                                     2003        2002       2003       2002       2003         2002
                                                   ---------   --------   --------   --------   --------   --------


Operating revenues ..........................      $      --   $108,699   $144,490   $251,811   $202,615   $320,609
                                                   =========   ========   ========   ========   ========   ========

Net operating margin (a) ....................      $      --   $ 32,417   $ 51,480   $ 83,276   $ 73,934   $106,208
                                                   =========   ========   ========   ========   ========   ========

Net earnings from discontinued operations (b)      $  17,665   $  4,889   $ 31,256   $ 16,588   $ 32,772   $ 20,118
                                                   =========   ========   ========   ========   ========   ========

---------------------------------
(a) Net operating margin consists of operating revenues less gas purchase costs and revenue-related taxes.
(b) Net earnings from discontinued operations include the $62,992,000 pre-tax gain on sale recorded during the quarter ended March 31, 2003. Net earnings from discontinued operations do not include any allocation of interest expense or other corporate costs, in accordance with generally accepted accounting principles. All outstanding debt of Southern Union Company and subsidiaries is maintained at the corporate level, and no debt was assumed by ONEOK, Inc. in the sale of the Texas Operations.


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

EARNINGS PER SHARE

The following table summarizes the Company's basic and diluted earnings per share calculations for the three-, nine- and twelve-month periods ending March 31:


                                                    Three Months Ended        Nine Months Ended       Twelve Months Ended
                                                        March 31,                 March 31,                 March 31,
                                                 -----------------------   -----------------------   -----------------------
                                                     2003        2002          2003        2002         2003         2002
                                                 ----------  -----------   ----------- -----------   -----------  ----------

Net earnings from continuing operations ........ $   46,234  $    38,899   $    55,567 $    16,547   $    40,540  $   24,152
Net earnings from discontinued operations.......     17,665        4,889        31,256      16,588        32,772      20,118
                                                 ----------  -----------   ----------- -----------   -----------  ----------
Net earnings available for common stock......... $   63,899  $    43,788   $    86,823 $    33,135   $    73,312  $   44,270
                                                 ==========  ===========   =========== ===========   ===========  ==========

Weighted average shares outstanding - basic.....  54,344,794  53,447,791    54,120,204  53,944,420    54,018,957  54,220,213
                                                 =========== ===========   =========== ===========   ===========  ==========
Weighted average shares outstanding - diluted...  56,041,342  56,263,243    55,903,939  57,002,247    55,933,809  57,276,163
                                                 =========== ===========   =========== ===========   ===========  ==========

Basic earnings per share:
   Net earnings from continuing operations...... $     0.85  $     0.73    $      1.03 $      0.31   $     0.75   $     0.45
   Net earnings from discontinued operations....       0.33        0.09           0.57        0.30         0.61         0.37
                                                 ----------  ----------    ----------- -----------   -----------  ----------
   Net earnings available for common stock...... $     1.18  $     0.82    $      1.60 $      0.61   $     1.36   $     0.82
                                                 ==========  ==========    =========== ===========   ===========  ==========


Diluted earnings per share:
   Net earnings from continuing operations...... $     0.83  $     0.69    $      0.99 $      0.29   $     0.72   $    0.42
   Net earnings from discontinued operations....       0.31        0.09           0.56        0.29         0.59        0.35
                                                 ----------  ----------    ----------- -----------   -----------  ----------
   Net earnings available for common stock...... $     1.14  $     0.78    $      1.55 $      0.58   $     1.31   $    0.77
                                                 ==========  ==========    =========== ===========   ===========  ==========

Diluted earnings per share include average shares outstanding as well as common stock equivalents from stock options and warrants. Common stock equivalents were 538,371 and 1,561,343 for the three-month period ended March 31, 2003 and 2002, respectively; 606,694 and 1,818,640 for the nine-month period ended March 31, 2003 and 2002, respectively; and 738,980 and 1,833,728 for the twelve-month period ended March 31, 2003 and 2002, respectively. Stock options to purchase 2,150,459, 2,150,459 and 2,140,880 shares of common stock were outstanding during the three-, nine- and twelve-month periods ended March 31, 2003, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during the respective period. There were no "antidilutive" options outstanding for the same periods in 2002. At March 31, 2003, 1,117,119 shares of common stock were held by various rabbi trusts for certain of the Company's benefit plans and 24,456 shares were held in a rabbi trust for certain employees who deferred receipt of Company shares for stock options exercised. From time to time, the Company's benefit plans may purchase shares of Southern Union common stock subject to regular restrictions.

GOODWILL

Effective July 1, 2001, the Company adopted Goodwill and Other Intangible Assets. In accordance with this Statement, the Company has ceased amortization of goodwill. Goodwill, which was previously amortized on a straight-line basis over forty years, is now subject to at least an annual assessment for impairment by applying a fair-value based test.

In connection with the Company's Cash Flow Improvement Plan announced in July 2001, the Company began the divestiture of certain non-core assets. As a result of prices of comparable businesses for various non-core properties, a goodwill impairment loss of $1,417,000 was recognized in depreciation and amortization from continuing operations and an impairment loss of $1,941,000 was recognized in discontinued operations on the Consolidated Statement of Operations for the quarter ended September 30, 2001. As a result of the sale of the Carrizo Springs Pipeline and the Florida Operations, goodwill of $7,872,000 was eliminated during the quarter ended December 31, 2001. As a result of the sale of the Texas Operations, goodwill of $70,469,000 was eliminated during the quarter ended March 31, 2003.


DEFERRED CHARGES AND CREDITS
                                              March 31,  June 30,
                                                2003       2002
                                              --------   --------
Deferred Charges
  Pensions ................................   $ 52,347   $ 52,481
  Income taxes ............................     24,661     24,000
  Unamortized debt expense ................     33,429     33,897
  Retirement costs other than pensions.....     31,116     33,032
  Service Line Replacement Program.........     19,534     21,360
  Environmental............................     14,083     16,646
  Other ...................................     24,908     24,714
                                              --------   --------
        Total Deferred Charges ............   $200,078   $206,130
                                              ========   ========

As of March 31, 2003 and June 30, 2002, the Company's deferred charges include regulatory assets in the aggregate amount of $85,594,000 and $91,116,000, respectively, of which $51,986,000 and $66,301,000, respectively, is being recovered through current rates. As of March 31, 2003 and June 30, 2002, the remaining recovery period associated with these assets ranges from 1 to 220 months and from 7 months to 230 months, respectively. None of these regulatory assets, which primarily relate to pensions, retirement costs other than pensions, income taxes, Year 2000 costs, Missouri Gas Energy's Service Line Replacement program and environmental remediation costs, are included in rate base. The Company records regulatory assets in accordance with the FASB standard, Accounting for the Effects of Certain Types of Regulation.

                                         March 31,  June 30,
                                           2003       2002
                                         --------   --------
Deferred Credits
  Pensions ...........................   $ 35,564   $ 45,645
  Retirement costs other than pensions     33,058     37,669
  Customer advances for construction .     11,796     11,119
  Environmental ......................     16,527      7,206
  Investment tax credit ..............      5,767      6,212
  Self-insurance .....................      6,882      6,208
  Other ..............................     24,396     27,874
                                         --------   --------
        Total Deferred Credits .......   $133,990   $141,933
                                         ========   ========

The Company's deferred credits include regulatory liabilities in the aggregate amount of $10,241,000 and $6,389,000, respectively, at March 31, 2003, and June 30, 2002. These regulatory liabilities primarily relate to retirement benefits other than pensions, environmental insurance recoveries and income taxes. The Company records regulatory liabilities in accordance with the FASB standard, Accounting for the Effects of Certain Types of Regulation.

INVESTMENT SECURITIES

At March 31, 2003, the Company held securities of Capstone Turbine Corporation (Capstone). This investment is classified as "available for sale" under the FASB standard Accounting for Certain Investments in Debt and Equity Securities. As of March 31, 2003, the Company's investment in Capstone had a fair value of $505,000 and unrealized gains, net of tax, related to this investment were $175,000. The Company has classified this investment as current, as it plans to monetize its investment in the near future and use the proceeds to reduce outstanding debt. All other securities owned by the Company are accounted for under the cost method. The Company's other investments in securities consist of common and preferred stock in non-public companies whose value is not readily determinable. Various Southern Union executive management personnel, Board of Directors and employees also have an equity ownership in certain of these investments.

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

OTHER INCOME

On August 6, 2002, Southwest Gas Corporation ("Southwest") agreed to pay Southern Union $17,500,000 to settle the Company's claims of fraud and bad faith breach of contract related to Southern Union's attempts to purchase Southwest. The settlement resulted in a pre-tax gain and cash flow of $17,500,000 for the quarter ended September 30, 2002. Effective January 1, 2003, ONEOK agreed to pay Southern Union $5,000,000 to settle the Company's claims related to ONEOK's blocked acquisition of Southwest. The settlement resulted in a pre-tax gain and cash flow of $5,000,000 for the quarter ended March 31, 2003.

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

Cash Flow Hedges The Company is party to an interest rate swap created to manage its exposure against volatility in interest payments on variable rate debt and which qualifies for hedge accounting. As of March 31, 2003, the derivative liability related to this designated cash flow hedge had a fair value of $200,000 and is classified under other current liabilities in the Consolidated Balance Sheet. For the nine-month period ended March 31, 2003, the Company recorded net settlement payments of $443,000 on this swap through interest expense, and unrealized gains of $208,000, net of taxes, through accumulated other comprehensive income. Hedge ineffectiveness, which is recorded in interest expense, was immaterial. No component of the swaps' gain or loss was excluded from the assessment of hedge effectiveness. As of March 31, 2003, the Company expects to reclassify as interest expense $121,000 in derivative losses, net of taxes, from accumulated other comprehensive income as the settlement of swap payments occur over the next eight months. The maximum length of time over which the Company is hedging its exposure to the payment of variable interest rates is 8 months.

In March 2003, the Company entered into a series of Treasury Rate Locks to manage its exposure against changes in future interest payments attributable to changes in the benchmark interest rate prior to the anticipated issuance of fixed-rate debt. These agreements have computational periods of five and ten years and qualify for hedge accounting. As of March 31, 2003, the derivative liability related to these designated cash flow hedges had a fair value of $3,250,000 and is classified under other current liabilities in the Consolidated Balance Sheet. As of March 31, 2003, the Company expects to reclassify as interest expense $464,000 in derivative losses, net of taxes, from accumulated other comprehensive income upon the issuance of the debt and as interest payments occur over the next twelve months. The maximum length of time over which the Company is hedging its exposure to changes in the benchmark interest rate on future debt issuances is 3 months.

Trading and Non-Hedging Activities In March 2001, the Company discovered unauthorized financial derivative energy trading activity by a non-regulated, wholly-owned subsidiary. All unauthorized trading activity was subsequently closed in March and April of 2001 resulting in a cumulative cash expense of $191,000, net of taxes. For the nine-month period ended March 31, 2003, the Company recorded $454,000 through other income relating to the expiration of contracts resulting from this trading activity. The majority of the remaining deferred liability of $1,263,000 at March 31, 2003 related to these derivative instruments will be recognized as income in the Consolidated Statement of Operations over the next 27 months based on the related contracts.

PREFERRED SECURITIES OF SUBSIDIARY TRUST

On May 17, 1995, Southern Union Financing I (Subsidiary Trust), a consolidated wholly-owned subsidiary of Southern Union, issued $100,000,000 of 9.48% Trust Originated Preferred Securities (Preferred Securities). In connection with the Subsidiary Trust's issuance of the Preferred Securities and the related purchase by Southern Union of all of the Subsidiary Trust's common securities (Common Securities), Southern Union issued to the Subsidiary Trust $103,092,800 principal amount of its 9.48% Subordinated Deferrable Interest Notes, due 2025 (Subordinated Notes). The sole assets of the Subsidiary Trust are the Subordinated Notes. The interest and other payment dates on the Subordinated Notes correspond to the distribution and other payment dates on the Preferred Securities and the Common Securities. Under certain circumstances, the Subordinated Notes may be distributed to holders of the Preferred Securities and holders of the Common Securities in liquidation of the Subsidiary Trust. Since May 17, 2000, the Subordinated Notes have been redeemable at the option of the Company, at a redemption price of $25 per Subordinated Note plus accrued and unpaid interest. The Preferred Securities and the Common Securities will be redeemed on a pro rata basis to the same extent as the Subordinated Notes are repaid, at $25 per Preferred Security and Common Security plus accumulated and unpaid distributions. Southern Union's obligations under the Subordinated Notes and related agreements, taken together, constitute a full and unconditional guarantee by Southern Union of payments due on the Preferred Securities. As of March 31, 2003 and 2002, 4,000,000 shares of Preferred Securities were outstanding.

DEBT AND CAPITAL LEASE


                                                          March 31,    June 30,
                                                            2003         2002
                                                         ----------   ----------
7.60% Senior Notes, due 2024 .........................   $  359,765   $  362,515
8.25% Senior Notes, due 2029 .........................      300,000      300,000
Term Note, due 2002 ..................................         --        350,000
Term Note, due 2005 ..................................      286,087         --
5.62% to 10.25% First Mortgage Bonds, due 2003 to 2029      115,884      147,888
7.70% Debentures, due 2027 ...........................        6,756        6,776
Capital lease and other ..............................       13,725       23,234
                                                         ----------   ----------
Total debt and capital lease .........................    1,082,217    1,190,413
    Less current portion .............................       75,851      108,203
                                                         ----------   ----------
Total long-term debt and capital lease ...............   $1,006,366   $1,082,210
                                                         ==========   ==========

Capital Lease The Company completed the installation of an Automated Meter Reading (AMR) system at Missouri Gas Energy during the first quarter of fiscal year 1999. The installation of the AMR system involved an investment of approximately $30,000,000 which is accounted for as a capital lease obligation. As of March 31, 2003, the capital lease obligation outstanding was $13,313,000 with a fixed rate of 5.79%.

Credit Facilities On June 10, 2002, the Company entered into an amended short-term credit facility in the amount of $150,000,000 (the "Short-Term Facility"), that matures on June 9, 2003. Also on June 10, 2002, the Company amended the terms and conditions of its $225,000,000 long-term credit facility (the "Long-Term Facility"), which expires on May 29, 2004. The Company has additional availability under uncommitted line of credit facilities (Uncommitted Facilities) with various banks. Borrowings under the facilities are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. The Short-Term Facility and the Long-Term Facility (together, the "Facilities") are subject to a commitment fee based on the rating of the Senior Notes. As of March 31, 2003, the commitment fees were an annualized 0.14% on the Facilities. The interest rate on borrowings on the Facilities is calculated based upon a formula using the LIBOR or prime interest rates. A balance of $209,800,000 was outstanding under the Facilities at March 31, 2003.

Term Note On August 28, 2000 the Company entered into the Term Note to fund (i) the cash portion of the consideration to be paid to the Fall River Gas' stockholders; (ii) the all cash consideration to be paid to the ProvEnergy and Valley Resources stockholders, (iii) repayment of approximately $50,000,000 of long- and short-term debt assumed in the mergers, and (iv) all related acquisition costs. On July 16, 2002, the Company repaid the Term Note with the proceeds from the issuance of a $311,087,000 Term Note dated July 15, 2002 (the "2002 Term Note") and borrowings under the Company's lines of credit. The 2002 Term Note is held by a syndicate of sixteen banks, led by JPMorgan Chase Bank, as Agent. Twelve of the sixteen banks were also among the lenders of the Term Note, and they are also lenders under at least one of the Facilities. The 2002 Term Note carries a variable interest rate that is tied to either the LIBOR or prime interest rates at the Company's option. The interest rate spread over the LIBOR rate varies with the credit rating of the Senior Notes by S&P and Moody's, and is currently LIBOR plus 105 basis points. The 2002 Term requires semi-annual principal repayments on February 15th and August 15th of each year, with payments of $25,000,000 each due February 15, 2003, August 15, 2003, February 15, 2004, and August 15, 2004 and payments of $35,000,000 each being due February 15, 2005 and August 15, 2005. The remaining principal amount of $141,087,000 is due August 26, 2005. A balance of $286,087,000 was outstanding under the 2002 Term Note at March 31, 2003. No additional draws can be made on the 2002 Term Note.

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

On February 4, 2003, New England Gas Company filed with RIPUC a settlement agreement entered into with the Division of Public Utilities and Carriers related to the final calculation of earnings sharing for the 21-month period covered by the Energize Rhode Island Extension settlement agreement. This calculation generated excess revenues of $2.5 million. On February 6, 2003, the Commission rejected the settlement agreement and additional hearings were held. The Company expects a decision on this matter in May 2003.

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

Kansas City, Missouri MGP Sites In a letter dated May 10, 1999, the Missouri Department of Natural Resources ("MDNR") sent notice of a planned Site Inspection/Removal Site Evaluation of the Kansas City Coal Gas Former Manufactured Gas Plant ("MGP") site. This site (comprised of two adjacent MGP operations previously owned by two separate companies and hereafter referred to as Station A and Station B) is located at East 1st Street and Campbell in Kansas City, Missouri and is owned by Missouri Gas Energy ("MGE"). During July 1999, the Company sent applications to MDNR submitting the two sites to the agency's Voluntary Cleanup Program ("VCP"). The sites were accepted into the VCP, and MGE subsequently performed environmental assessments of Stations A and B and submitted the results of these assessments to MDNR. On September 6, 2002, MGE submitted a work plan for the remediation of Station A to MDNR. Following MDNR's approval of the Station A work plan, the Company selected a qualified remediation contractor in a competitive bidding process. The Company began remediation of Station A during the quarter ended March 31, 2003.

In August 2001, MGE received a demand from the Port Authority for MGE to assume responsibility for remediation of soil and groundwater at property owned by the Port Authority adjacent to MGE's Stations A and B. The Port Authority intends to develop its property adjacent to MGE as a commercial and residential area (the "Riverfront Redevelopment Site"), and sought to have MGE and other parties who may be responsible remediate contamination on the Port Authority property allegedly resulting from the historic manufactured gas plant operations. Honeywell International Inc. has also been identified as a potentially responsible party, as the alleged successor to a tar manufacturing operation formerly located on a portion of the Port Authority property known as the Riverfront Development. MGE and other parties owning property in the area performed assessments in 2001 and early 2002 of their own and of the alleged contaminated portions of the Port Authority property.

In a letter dated July 24, 2002, the Port Authority demanded that the Company assume full financial responsibility for the design and implementation of a remedial action plan on the Riverfront Redevelopment Site allowing the Port Authority to obtain an "unrestricted" clearance for redevelopment of the site. On April 17, 2003, a settlement agreement was announced among the Port Authority, the City of Kansas City, MDNR and MGE, whereby the claims related to the Riverfront Redevelopment Site were resolved, and MGE obtained a release therefrom, on the basis of payment by MGE of $3.5 million.

Providence, Rhode Island Sites During 1995, Providence Gas began an environmental evaluation at its primary gas distribution facility located at 642 Allens Avenue in Providence, Rhode Island. Environmental studies and a subsequent remediation work plan were completed at an approximate cost of $4.5 million. Providence Gas also began a soil remediation project on a portion of the site in July 1999. As of June 30, 2001, approximately $8.9 million had been expended on soil remediation under the remediation work plan. Based on the results of the environmental investigation and the site information gained during the performance of work under the remediation work plan, on January 15, 2002, the Company requested and subsequently received authorization from the Rhode Island Department of Environmental Management ("RIDEM") to make certain specific modifications to the 1999 Remedial Action Work Plan. On April 17, 2002, RIDEM issued a Temporary Remedial Action Permit for Phase 1 remediation at the site. A contractor was selected by the Company in a competitive bidding process. Work on Phase 1 of the site remediation was initiated on April 17, 2002, and was completed on October 10, 2002. The approximate cost of the environmental work conducted since April 17, 2002 is $4 million. Remediation of the remaining 37.5 acres of the site (known as the "Phase 2" remediation project) is not scheduled at this time.

In November 1998, Providence Gas received a letter of responsibility from the RIDEM relating to possible contamination on previously owned property at 170 Allens Avenue in Providence. The operator of the property at that time, Cargill, Inc., also received a letter of responsibility. A work plan had been created and approved by RIDEM. An investigation was then begun to determine the extent of contamination, as well as the extent of the Company's responsibility. Providence Gas entered into a cost-sharing agreement with the current operator of the property, under which Providence Gas was responsible for approximately twenty percent (20%) of the costs related to the investigation. Costs of testing at this site as of March 31, 2003 were approximately $300,000. Until RIDEM provides its final response to the investigation, and the Company knows it's ultimate responsibility respective to other potentially responsible parties with respect to the site, the Company cannot offer any conclusions as to its ultimate financial responsibility with respect to the site.

Tiverton, Rhode Island Sites Fall River Gas Company was a defendant in a civil action seeking to recover anticipated remediation costs associated with contamination found at property owned by the plaintiffs. This claim was based on alleged dumping of material by Fall River Gas Company trucks at the site in the 1930s and 1940s. In a settlement agreement effective December 3, 2001, the Company agreed to perform all assessment, remediation and monitoring activities at the site sufficient to obtain a final letter of compliance from the Rhode Island Department of Environmental Management.

In a letter dated March 17, 2003, RIDEM sent the New England Gas Company division of Southern Union Company ("NEGC") a letter of responsibility pertaining to alleged historical manufactured gas plant impacted soils along Bay Street, Judson Street, Canonicus Street, Hooper Street, Hilton Street, Chase Street and Foote Street (collectively the "Bay Street Area") in Tiverton, Rhode Island. The letter requested that NEGC prepare a draft Site Investigation Work Plan for submittal to RIDEM by April 10, 2003 and subsequently perform a Site Investigation of the Bay Street Area. Without admitting responsibility or accepting liability, NEGC responded to RIDEM in a letter dated March 19, 2003 and agreed to perform the activities requested by the State within the period proposed by RIDEM.

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

Massachusetts Sites In a letter dated March 11, 2003, The Commonwealth of Massachusetts Department of Environmental Protection provided New England Gas Company a Notice of Responsibility for 60 and 82 Hartwell Street in Fall River, Massachusetts. This Notice of Responsibility requested that site assessment activities be conducted with respect to the listed properties and with respect to the adjacent former manufactured gas plant property owned by NEGC at 66 5th Street, Fall River.

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

Other Environmental To the extent that potential costs associated with former MGPs are quantified, the Company expects to provide any appropriate accruals and seek recovery for such remediation costs through all appropriate means, including in rates charged to customers, insurance and regulatory relief. At the time of the closing of the acquisition of the Company's Missouri service territories, the Company entered into an Environmental Liability Agreement that provides that Western Resources retains financial responsibility for certain liabilities under environmental laws that may exist or arise with respect to Missouri Gas Energy. In addition, the New England Division has reached agreement with its Rhode Island rate regulators on a regulatory plan that creates a mechanism for the recovery of environmental costs over a 10-year period. This plan, effective July 1, 2002, establishes an environmental fund for the recovery of evaluation, remedial and clean-up costs arising out of the Company's MGPs and sites associated with the operation and disposal activities from MGPs.

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

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview Currently, the Company's core business is the distribution of natural gas as a public utility through its Missouri Gas Energy, PG Energy, and New England Gas Company divisions. Upon the completion of the acquisition of Panhandle Eastern Pipe Line Company and its subsidiaries (Panhandle), Southern Union will have a wholly-owned interest in various natural gas transportation pipelines and liquefied natural gas (LNG) facilities. This acquisition will be funded in part by proceeds received from the January 2003 sale of Southern Union Gas and related assets as discussed below.

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

Discontinued Operations and Assets Held For Sale Effective January 1, 2003, the Company completed the sale of its Southern Union Gas natural gas operating division and related assets to ONEOK, Inc. ("ONEOK") for approximately $420,000,000 in cash, subject to working capital adjustment, resulting in a pre-tax gain of $62,992,000 that is included in earnings from discontinued operations in the Consolidated Statement of Operations for the three-, nine- and twelve-month periods ended March 31, 2003. In addition to Southern Union Gas, the sale involved the disposition of Mercado Gas Services, Inc. (Mercado), SUPro Energy Company (SUPro), Southern Transmission Company (STC), Southern Union Energy International, Inc. (SUEI), Southern Union International Investments, Inc. (Investments) and Norteno Pipeline Company (Norteno) (collectively, the Texas Operations). Southern Union Gas distributes natural gas as a public utility to approximately 535,000 customers throughout Texas, including the cities of Austin, El Paso, Brownsville, Galveston and Port Arthur. Mercado markets natural gas to commercial and industrial customers. SUPro provides propane gas services to approximately 4,000 customers located principally in Austin, El Paso and Alpine, Texas as well as Las Cruces, New Mexico and surrounding communities. STC owns and operates 118.8 miles of intrastate pipeline that serves commercial, industrial and utility customers in central, south and coastal Texas. SUEI and Investments participate in energy-related projects internationally. Energia Estrella del Sur, S. A. de C. V., a wholly-owned Mexican subsidiary of SUEI and Investments, has a 43% equity ownership in a natural gas distribution company, along with other related operations, which currently serves 23,000 customers in Piedras Negras, Mexico, across the border from Southern Union Gas' Eagle Pass, Texas service area. Norteno owns and operates interstate pipelines that serve the gas distribution properties of Southern Union Gas and the Public Service Company of New Mexico. Norteno also transports gas through its interstate network to the country of Mexico for Pemex Gas y Petroquimica Basica. The Company plans to re-deploy substantially all the sales proceeds towards its pending acquisition of Panhandle. The Company anticipates that the sale and reinvestment will qualify as part of a like-kind exchange of property covered by Section 1031 of the Internal Revenue Code thereby enabling the Company to achieve certain tax deferrals. Accordingly, as of March 31, 2003, approximately $406,000,000 of the sales proceeds has been temporarily invested through a Qualified Intermediary, as defined by Section 1031, pending the completion of the acquisition and like-kind exchange.

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

As a result of the divestiture of non-core business assets and the seasonal nature of gas utility operations, the results of operations for the three-, nine- and twelve-month periods ended March 31, 2003 are not indicative of results that would necessarily be achieved for a full year. The majority of the Company's operating margin is earned during the winter heating season.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 and 2002

The Company recorded net earnings available for common stock of $63,899,000 for the three-month period ended March 31, 2003 compared with net earnings of $43,788,000 for the same period in 2002. Earnings per diluted share were $1.14 in 2003 compared with $.78 in 2002.

Continuing Operations Net earnings from continuing operations were $46,234,000 for the three-month period ended March 31, 2003 compared with $38,899,000 for the same period in 2002. Earnings from continuing operations per diluted share were $.83 in 2003 compared with $.69 in 2002.

Operating revenues were $535,663,000 for the three-month period ended March 31, 2003, compared with $419,599,000 in 2002. Gas purchase and other energy costs for the three-month period ended March 31, 2003 were $356,393,000, compared with $260,853,000 in 2002. The Company's operating revenues are affected by the level of sales volumes and by the pass-through of increases or decreases in the Company's gas purchase costs through its purchased gas adjustment clauses. Additionally, revenues are affected by increases or decreases in gross receipts taxes (revenue-related taxes) which are levied on sales revenue as collected from customers and remitted to the various taxing authorities. The increase in both operating revenues and gas purchase costs between periods was primarily due to a 22% increase in gas sales volumes to 59,095 MMcf in 2003 from 48,282 MMcf in 2002, and by a 12% increase in the average cost of gas from $5.39 per Mcf in 2002 to $6.03 per Mcf in 2003. The increase in gas sales volumes is primarily due to colder weather in 2003 as compared with 2002 in all of the Company's service territories. The increase in the average cost of gas is due to increases in the average spot market prices throughout the Company's distribution system as a result of seasonal impacts on demands for natural gas as well as the current competitive pricing occurring within the energy industry.

Weather in Missouri Gas Energy's service territories was 100% of a 30-year measure for the three-month period ended March 31, 2003, compared with 90% in 2002. PG Energy's service territories experienced weather that was 108% of a 30-year measure in 2003, compared with 84% in 2002. Weather for the New England Gas Company service territories was 108% of a 30-year measure for the three-month period ended March 31, 2003, compared with 85% in 2002.

Operating margin (operating revenues less gas purchase and other energy costs and revenue-related taxes) increased $17,770,000 for the three-month period ended March 31, 2003 compared with the same period in 2002. Operating margin increased principally as a result of colder weather in 2003 as compared with 2002, previously discussed.

Operating expenses were $69,258,000 for the three-month period ended March 31, 2003, an increase of $6,485,000, compared with $62,773,000 in 2002. Operating expenses for the quarter ended March 31, 2003 were impacted by increased pension and other postretirement benefits costs primarily due to volatility in the stock markets, increased employee payroll and other operating costs as a result of the colder weather in 2003 as compared with 2002 and increased insurance expense. These increased costs were partially offset by a reduction in bad debt expense due to a reduction in delinquent customer receivables.

Interest expense was $19,840,000 for the three-month period ended March 31, 2003, compared with $21,723,000 in 2002. Interest expense primarily decreased due to a $169,352,000 reduction in long-term debt principal since March 31, 2002 which was partially offset by a $77,500,000 increase in notes payable outstanding since March 31, 2002. Principal was primarily reduced on the bank note (the Term Note) entered into by the Company on August 28, 2000 for the acquisition of the New England Operations. The Company entered into the Term Note to (i) fund the cash consideration paid to stockholders of Fall River Gas, ProvEnergy and Valley Resources, (ii) refinance and repay long- and short-term debt assumed in the New England Operations, and (iii) fund the acquisition costs of the New England Operations. A portion of the Term Note was refinanced on July 16, 2002. See Debt and Capital Lease in the Notes to the Consolidated Financial Statements included herein. The Company's average effective interest rate was 5.9% for the three-month periods ended March 31, 2003 and 2002.

Other income for the three-month period ended March 31, 2003 was $5,223,000 compared with $3,713,000 in 2002. Other income for the three-month period ended March 31, 2003 includes a gain of $5,000,000 on the settlement of the Company's claims against ONEOK related to its blocked acquisition of Southwest Gas Corporation ("Southwest") and income of $569,000 generated from the sale and/or rental of gas-fired equipment and appliances by various operating subsidiaries. These items were partially offset by $504,000 of legal costs related to the Southwest litigation. Other income for the three-month period ended March 31, 2002 includes the recognition of $3,776,000 of previously recorded deferred income related to financial derivative energy trading activity of a wholly-owned subsidiary and $370,000 of income generated from the sale and/or rental of gas-fired equipment and appliances. These items were partially offset by $1,200,000 of Southwest litigation costs.

The consolidated federal and state effective income tax rate was 38% and 36% for the three-month periods ended March 31, 2003 and 2002, respectively. The increase in the effective income tax rate is primarily due to an increase in state income tax expense as a result of the sale of the Texas Operations which operated in a state with no state income tax.

Discontinued Operations Net earnings from discontinued operations were $17,665,000 for the three-month period ended March 31, 2003 compared with $4,889,000 for the same period in 2002. Earnings from discontinued operations per diluted share were $.31 in 2003 compared with $.09 in 2002. Effective January 1, 2003, the Company completed the sale of its Texas Operations resulting in an after-tax gain on sale of $17,665,000 that is reported in earnings from discontinued operations for the three-month period ended March 31, 2003, in accordance with the FASB standard, Accounting for the Impairment or Disposal of Long-Lived Assets. The after-tax gain on the sale of the Texas Operations was impacted by the elimination of $70,469,000 of goodwill related to these operations which was primarily non-tax deductible.

Nine Months Ended March 31, 2003 and 2002

The Company recorded net earnings available for common stock of $86,823,000 for the nine-month period ended March 31, 2003 compared with net earnings of $33,135,000 in 2002. Net earnings per diluted share were $1.55 in 2003 compared with $.58 in 2002.

Continuing Operations Net earnings from continuing operations were $55,567,000 for the nine-month period ended March 31, 2003 compared with $16,547,000 for the same period in 2002. Earnings from continuing operations per diluted share were $.99 in 2003 compared with $.29 in 2002.

Operating revenues were $981,477,000 for the nine-month period ended March 31, 2003, compared with $826,897,000 in 2002. Gas purchase and other energy costs for the nine-month period ended March 31, 2003 were $613,958,000, compared with $494,587,000 in 2002. The increase in both operating revenues and gas purchase costs between periods was primarily due to a 21% increase in sales volume from 86,494 MMcf in 2002 to 104,619 MMcf in 2003, and by a 3% increase in the average cost of gas from $5.68 per Mcf in 2002 to $5.86 per Mcf in 2003. The increase in gas sales volumes is primarily due to colder weather in 2003 as compared with 2002 in all of the Company's service territories. The increase in the average cost of gas is due to increases in the average spot market prices throughout the Company's distribution system as a result of seasonal impacts on demands for natural gas as well as the current competitive pricing occurring within the energy industry.

Weather in Missouri Gas Energy's service territories was 100% of a 30-year measure for the nine-month period ended March 31, 2003, compared with 84% in 2002. PG Energy's service territories experienced weather that was 106% of a 30-year measure in 2003, compared with 84% in 2002. Weather for the New England Gas Company service territories was 104% of a 30-year measure for the nine-month period ended March 31, 2003, compared with 86% in 2002.

Operating margin increased $30,234,000 for the nine-month period ended March 31, 2003 compared with the same period in 2002. Operating margin increased principally as a result of colder weather in 2003 as compared with 2002, previously discussed.

Operating expenses were $194,040,000 for the nine-month period ended
March 31, 2003, a decrease of $26,812,000, compared with operating expenses of $220,852,000 in 2002. Operating expenses for the nine-month period ended
March 31, 2002 were impacted by a $30,553,000 business restructuring charge discussed below. Operating expenses for the nine-month period ended
March 31, 2003 were impacted by the previously discussed increases in pension and other postretirement benefits costs, employee payroll and other operating costs due to the colder weather and insurance expense. These increased costs were partially offset by an increase in environmental insurance recoveries of $997,000 in 2003 as compared with 2002. Additionally, in connection with the Company's Cash Flow Improvement Plan announced in July 2001 and discussed below, the Company offered Early Retirement Programs ("ERPs") in certain of its operating divisions and a limited reduction in force ("RIF") within its corporate offices and began the divesture of certain non-core assets which contributed savings of $3,212,000 in operating expenses during the nine-month period ended March 31, 2003 as compared with 2002. The Company also recognized a goodwill impairment loss of $1,417,000 in depreciation and amortization expense in 2002, based on prices of comparable businesses for various non-core properties.

In August 2001, the Company implemented a corporate reorganization and restructuring which was initially announced in July 2001 as part of a Cash Flow Improvement Plan designed to increase annualized pre-tax cash flow from operations by at least $50 million by the end of fiscal year 2002. Actions taken included (i) the offering of voluntary ERPs in certain of its operating divisions and (ii) a limited RIF within its corporate offices. ERPs, providing for increased benefits for those electing retirement, were offered to approximately 325 eligible employees across the Company's operating divisions, with approximately 59% of such eligible employees accepting. The RIF was limited solely to certain corporate employees in the Company's Austin and Kansas City offices where forty-eight employees were offered severance packages. In connection with the corporate reorganization and restructuring efforts, the Company recorded a charge of $30,553,000 during the quarter ended
September 30, 2001. This charge was reduced by $1,394,000 during the quarter ended June 30, 2002, as a result of the Company's ability to negotiate more favorable terms on certain of its restructuring liabilities. The charge included: $16.4 million of voluntary and accepted ERP's, primarily through enhanced benefit plan obligations, and other employee benefit plan obligations; $6.8 million of RIF within the corporate offices and related employee separation benefits; and $6.0 million connected with various business realignment and restructuring initiatives. All restructuring actions were completed as of June 30, 2002.

Interest expense was $61,583,000 for the nine-month period ended March 31, 2003 compared with $70,444,000 in 2002. Interest expense decreased primarily due to the reduction in the principal on the previously mentioned Term Note. See Debt and Capital Lease in the Notes to the Consolidated Financial Statements included herein.

Other income for the nine-month period ended March 31, 2003 was $18,949,000 compared with $26,354,000 in 2002. Other income for the nine-month period ended March 31, 2003 includes a gain of $22,500,000 on the settlement of the Company's claims against ONEOK and Southwest Gas Corporation related to the Southwest litigation, and income of $1,718,000 generated from the sale and/or rental of gas-fired equipment and appliances by various operating subsidiaries. These items were partially offset by $5,473,000 of legal costs related to the Southwest litigation and $1,298,000 of selling costs related to the Texas Operations' disposition. Other income for the nine-month period ended March 31, 2002 includes gains of $17,166,000 generated through the settlement of several interest rate swaps, the recognition of $6,109,000 in previously recorded deferred income related to financial derivative energy trading activity, a gain of $4,653,000 realized through the sale of marketing contracts held by PG Energy Services Inc., income of $1,735,000 generated from the sale and/or rental of gas-fired equipment and appliances, power generation and sales income of $1,228,000 from PEI Power Corporation and a $561,000 gain on the sale of a 43-mile pipeline by a subsidiary of the Company. These items were partially offset by $6,106,000 of Southwest litigation costs and a $1,500,000 loss on the sale of South Florida Natural Gas, a natural gas division of Southern Union, and Atlantic Gas Corporation, a Florida propane subsidiary of the Company.

The consolidated federal and state effective income tax rate was 38% and 48% for the nine-month period ended March 31, 2003 and 2002, respectively. The decline in the effective income tax rate is a result of non-tax deductible write-off of goodwill, along with the level of pre-tax earnings, which was partially offset by an increase in state income tax due to the sale of the Texas Operations as previously discussed.

Discontinued Operations Net earnings from discontinued operations were $31,256,000 for the nine-month period ended March 31, 2003 compared with $16,588,000 for the same period in 2002. Earnings from discontinued operations per diluted share were $.56 in 2003 compared with $.29 in 2002. Earnings from discontinued operations for the nine-month period ended March 31, 2003 were impacted by the $17,665,000 after-tax gain on the sale of the Texas Operations, previously discussed. The timing of the Texas Operations' disposition, completed effective January 1, 2003, resulted in a $14,620,000 decrease in pre-tax earnings from discontinued operations for the nine-month period ended
March 31, 2003 as compared with 2002. This decrease in earnings was partially offset by a $3,579,000 pre-tax reduction in depreciation expense, recorded during the quarter ended December 31, 2002. In accordance with the FASB standard, Accounting for the Impairment or Disposal of Long-Lived Assets, once the assets of the Texas Operations were deemed to be "held for sale" in October 2002, depreciation of such assets ceased. Additionally, during the quarter ended September 30, 2001, the Texas Operations recorded a charge of $2,153,000 in connection with the previously discussed reorganization and restructuring efforts under the Cash Flow Improvement Plan and recognized a goodwill impairment loss of $1,941,000 based on prices of comparable businesses for certain non-core properties.

Twelve Months Ended March 31, 2003 and 2002

The Company recorded net earnings available for common stock of $73,312,000 for the twelve-month period ended March 31, 2003 compared with net earnings of $44,270,000 in 2002. Earnings per diluted share were $1.31 in 2003 compared with $.77 in 2002.

Continuing Operations Net earnings from continuing operations were $40,540,000 for the twelve-month period ended March 31, 2003 compared with $24,152,000 for the same period in 2002. Earnings from continuing operations per diluted share were $.72 in 2003 compared with $.42 in 2002.

Operating revenues were $1,135,194,000 for the twelve-month period ended March 31, 2003, compared with $1,026,451,000 in 2002. Gas purchase and other energy costs for the twelve-month period ended March 31, 2003 were $692,448,000, compared with $621,126,000 in 2002. The increase in both operating revenues and gas purchase costs between periods was primarily due to a 19% increase in sales volume from 101,025 MMcf in 2002 to 120,184 MMcf in 2003, which was partially offset by an 1% decrease in the average cost of gas from $5.80 per Mcf in 2002 to $5.75 per Mcf in 2003. The increase in gas sales volumes is primarily due to colder weather in 2003 as compared with 2002 in all of the Company's service territories. The decrease in the average cost of gas was due to the ability to inject lower cost gas into storage during the summer of 2002 thereby lowering the overall cost of gas used during the winter. Current average spot market prices throughout the Company's distribution system have increased from 2002 to 2003.

Weather in Missouri Gas Energy's service territories was 99% of a 30-year measure for the twelve-month period ended March 31, 2003, compared with 82% in 2002. PG Energy's service territories experienced weather that was 105% of a 30-year measure in 2003, compared with 86% in 2002. Weather for the New England Gas Company service territories was 104% of a 30-year measure for the twelve-month period ended March 31, 2003, compared with 86% in 2002.

Operating margin increased $32,373,000 for the twelve-month period ended March 31, 2003 compared with the same period in 2002. Operating margin increased principally as a result of colder weather in 2003 as compared with 2002, previously discussed, and the timing of a $10,973,000 annual revenue increase granted to Missouri Gas Energy effective August 6, 2001. The increase in operating margin was partially offset by a $4,770,000 decrease in operating margin between periods due to the sale of the Florida Operations and various non-core subsidiaries in New England.

Operating expenses were $256,191,000 for the twelve-month period ended March
31, 2003, a decrease of $44,378,000, compared with operating expenses of $300,569,000 in 2002. Operating expenses for the twelve-month period ended March 31, 2003 were positively impacted by the timing of the previously discussed business restructuring charge, a reduction in bad debt expense of $13,551,000 due to a decrease in delinquent customer receivables, realized savings of approximately $9,600,000 in operating expenses from the Cash Flow Improvement Plan, the recognition of the previously discussed goodwill impairment of $1,417,000 for the twelve-month period ended March 31, 2002, an increase in environmental insurance recoveries of $997,000 in 2003, and the elimination of goodwill amortization resulting from the Company's adoption of Goodwill and Other Intangible Assets effective July 1, 2001. In accordance with this Statement, the Company has ceased the amortization of goodwill, which generated $4,293,000 of expense during the twelve-months ended March 31, 2002, and currently accounts for goodwill on an impairment-only basis. See Goodwill in the Notes to the Consolidated Financial Statements included herein. These items were partially offset by the previously discussed increases in pension and other postretirement benefit cost, employee payroll and other operating costs due to the colder weather and insurance expense during the twelve-month period ended March 31, 2003.

Interest expense was $82,131,000 for the twelve-month period ended March 31, 2003 compared with $98,020,000 in 2002. Interest expense decreased primarily due to the reduction in the principal on the previously mentioned Term Note. See Debt and Capital Lease in the Notes to the Consolidated Financial Statements included herein.

Other income for the twelve-month period ended March 31, 2003 was $6,873,000 compared with $79,391,000 in 2002. Other income for the twelve-month period ended March 31, 2003 includes a gain of $22,500,000 on the settlement of the Company's claims against ONEOK and Southwest Gas Corporation, previously discussed, income of $2,262,000 generated from the sale and/or rental of gas-fired equipment and appliances by various operating subsidiaries and realized gains of $1,004,000 on the sale of investment securities. These items were partially offset by a non-cash charge of $10,380,000 to reserve for the impairment of the Company's investment in a technology company and $8,467,000 of legal costs related to the Southwest litigation. Other income for the twelve-month period ended March 31, 2002, includes realized gains on the sale of investment securities of $53,219,000, gains of $17,166,000 generated through the settlement of several interest rate swaps, the recognition of $6,109,000 of previously recorded deferred income related to financial derivative energy trading activity, a gain of $4,653,000 realized through the sale of marketing contracts held by PG Energy Services Inc., and income of $2,508,000 generated from the sale and/or rental of gas-fired equipment and appliances. These items were partially offset by $10,495,000 of Southwest litigation costs and a $1,500,000 loss on the sale of the Florida Operations.

The consolidated federal and state effective income tax rate was 36% and 44% for the twelve-month period ended March 31, 2003 and 2002, respectively. The decline in the effective tax rate is a result of non-tax deductible amortization and write-off of goodwill, along with the level of pre-tax earnings.

Discontinued Operations Net earnings from discontinued operations were $32,772,000 for the twelve-month period ended March 31, 2003 compared with $20,118,000 for the same period in 2002. Earnings from discontinued operations per diluted share were $.59 in 2003 compared with $.35 in 2002. Earnings from discontinued operations for the twelve-month period ended March 31, 2003 were impacted by the $17,665,000 after-tax gain on the sale of the Texas Operations, previously discussed. The timing of the Texas Operations' disposition, effective January 1, 2003, resulted in a $14,620,000 decrease in pre-tax earnings from discontinued operations for the twelve-month period ended March 31, 2003 as compared with 2002. This decrease in earnings was partially offset by a $3,579,000 pre-tax reduction in depreciation expense, also previously discussed, recorded by the Texas Operations during the quarter ended December 31, 2002. Additionally, during the quarter ended September 30, 2001, the Texas Operations were impacted by a charge of $2,153,000 recorded in connection with the reorganization and restructuring efforts under the Cash Flow Improvement Plan and a goodwill impairment loss of $1,941,000, both previously discussed. The Texas Operations were also impacted by the elimination of $618,000 in goodwill amortization resulting from the Company's adoption of the FASB standard, Goodwill and Other Intangible Assets, effective July 1, 2001.

The following table sets forth certain information regarding the Company's gas utility operations for the three- and twelve-month periods ended March 31, 2003 and 2002:

                                                                  Three Months                Twelve Months
                                                                 Ended March 31,              Ended March 31,
                                                              2003           2002            2003           2002
                                                          -----------     -----------    ------------    -----------

Average number of gas sales customers served:
     Residential ......................................       849,011         844,607         840,051         836,298

     Commercial .......................................       104,546          97,862          99,500          94,882

     Industrial and irrigation ........................           774           3,930           1,603           3,963

     Public authorities and other .....................           520             459             483             444
                                                          -----------     -----------     -----------     -----------
          Total average customers served ..............       954,851         946,858         941,637         935,587
                                                          ===========     ===========     ===========     ===========

Gas sales in millions of cubic feet (MMcf)
     Residential ......................................        43,696          35,899          83,310          69,465

     Commercial .......................................        17,521          13,884          33,336          27,227

     Industrial and irrigation ........................           778             963           3,216           2,994

     Public authorities and other .....................           172             225             335           1,258
                                                          -----------     -----------     -----------     -----------
          Gas sales billed ............................        62,167          50,971         120,197         100,944

     Net change in unbilled gas sales .................        (3,072)         (2,689)            (13)             81
                                                          -----------     -----------     -----------     -----------
          Total gas sales .............................        59,095          48,282         120,184         101,025
                                                          ===========     ===========     ===========     ===========

Gas sales revenues (thousands of dollars):
     Residential ......................................   $   384,227     $   307,944     $   773,980     $   705,936

     Commercial .......................................       145,174         110,195         277,992         248,290

     Industrial and irrigation ........................         8,029           8,856          24,950          28,736

     Public authorities and other .....................         1,703           1,126           2,861           6,357
                                                          -----------     -----------     -----------     -----------
          Gas revenues billed .........................       539,133         428,121       1,079,783         989,319

     Net change in unbilled gas sales revenues ........       (20,163)        (17,567)         10,895         (34,637)
                                                          -----------     -----------     -----------     -----------

          Total gas sales revenues ....................   $   518,970     $   410,554     $ 1,090,678     $   954,682
                                                          ===========     ===========     ===========     ===========


Gas sales revenue per thousand cubic feet (Mcf) billed:
     Residential ......................................   $      8.79     $      8.58     $      9.29     $     10.16
     Commercial .......................................          8.29            7.94            8.34            9.12
     Industrial and irrigation ........................         10.32            9.20            7.76            9.60
     Public authorities and other .....................          9.90            5.00            8.54            5.05

Weather:
     Degree days:
          Missouri Gas Energy service territories .....         2,723           2,439           5,145           4,266
          PG Energy service territories ...............         3,360           2,592           6,571           5,320
          New England Gas Company service territories .         3,131           2,547           5,958           5,087
     Percent of normal based on 30-year measure:
          Missouri Gas Energy service territories .....           100%             90%             99%             82%
          PG Energy service territories ...............           108%             84%            105%             86%
          New England Gas Company service territories .           108%             85%            104%             86%

Gas transported in millions of cubic feet (MMcf) ......        20,855          19,645          66,892          63,640
Gas transportation revenues (thousands of dollars) ....   $    13,690     $    12,784     $    38,654     $    35,588
----------------------------------------------

The above information does not include the Company's Texas Operations, which were sold effective January 1, 2003 and are reported as discontinued operations in the Consolidated Statement of Operations for all periods ended March 31, 2003 and 2002. The 30-year measure of weather is used above for consistent external reporting purposes. Measures of normal weather used by the Company's regulatory authorities to set rates vary by jurisdiction. Periods used to measure normal weather for regulatory purposes range from 10 years to 30 years.

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

On June 10, 2002, the Company entered into an amended short-term credit facility in the amount of $150,000,000 (the "Short-Term Facility"), that matures on June 9, 2003. Also on June 10, 2002, the Company amended the terms and conditions of its $225,000,000 long-term credit facility (the "Long-Term Facility"), which expires on May 29, 2004. On April 3, 2003, the Company entered into a short-term credit facility in the amount of $140,000,000 that matures on April 1, 2004 (the "2003 Short-Term Facility"), and cancelled the Short-Term Facility. The Company has additional availability under uncommitted line of credit facilities (Uncommitted Facilities) with various banks. Borrowings under the facilities are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. The 2003 Short-Term Facility and the Long-Term Facility (together, the "2003 Facilities") are subject to a commitment fee based on the rating of the Senior Notes. As of May 9, 2003, the commitment fees were an annualized 0.15% on the 2003 Facilities. The interest rate on borrowings on the 2003 Facilities is calculated based upon a formula using the LIBOR or prime interest rates. A balance of $215,000,000 was outstanding under the 2003 Facilities at May 9, 2003.

On August 28, 2000 the Company entered into the Term Note to fund (i) the cash portion of the consideration to be paid to the Fall River Gas' stockholders;
(ii) the all cash consideration to be paid to the ProvEnergy and Valley Resources stockholders, (iii) repayment of approximately $50,000,000 of long- and short-term debt assumed in the mergers, and (iv) all related acquisition costs. On July 16, 2002, the Company repaid the Term Note with the proceeds from the issuance of a $311,087,000 Term Note dated July 15, 2002 (the "2002 Term Note") and borrowings under the Company's lines of credit. A balance of $286,087,000 was outstanding under the 2002 Term Note at March 31, 2003. No additional draws can be made on the 2002 Term Note.

The principal sources of funds during the three-month period ended March 31, 2003 were $420,000,000 from the sale of the Texas Operations and $106,310,000 in cash flow from operations. This provided funds of $80,200,000 for the repayment of borrowings under revolving credit facilities, $26,229,000 for the repayment of debt and capital lease obligations and $11,512,000 for on-going property, plant and equipment additions.

The principal sources of funds during the nine-month period ended March 31, 2003 were $420,000,000 from the sale of the Texas Operations, $311,087,000 from the issuance of long-term debt, $88,314,000 in cash flow from operations and $78,000,000 in net borrowings under revolving credit facilities. This provided funds of $419,283,000 for the repayment of debt and capital lease obligations and $49,618,000 for on-going property, plant and equipment additions.

The effective interest rate under the Company's current debt structure is 6.69% (including interest and the amortization of debt issuance costs and redemption premiums on refinanced debt).

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

On April 1, 2003, the Company filed a shelf registration for $800,000,000 of debt securities, common stock, and preferred stock. Southern Union may sell such securities up to such amounts from time to time, at prices determined at the time of any such offering. The Company currently has regulatory approval to issue up to $300,000,000 of these securities for certain uses.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes in market risks faced by the Company from those reported in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7 in the Company's Annual Report on Form 10-K for the year ended June 30, 2002 (as updated by the Company's Current Report on Form 8-K dated March 10, 2003), in addition to the interim consolidated financial statements, accompanying notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

OTHER MATTERS

Pending Acquisitions On December 21, 2002, the Company and AIG Highstar Capital, L.P. (AIG Highstar), a private equity fund sponsored by American International Group, Inc., reached a definitive agreement (the Stock Purchase Agreement) with CMS Gas Transmission Company, a subsidiary of CMS Energy Corporation (CMS), to acquire Panhandle Eastern Pipe Line Company and its subsidiaries (Panhandle). On May 12, 2003, the Company, CMS and AIG Highstar agreed to: (1) terminate AIG Highstar's participation in the acquisition of Panhandle, (2) amend the Stock Purchase Agreement so that AIG Highstar is no longer a party, and (3) enter into a mutual release with respect to obligations relating to the Stock Purchase Agreement. Accordingly, on the same day, the Company and CMS amended the Stock Purchase Agreement to reduce the purchase price by $37.5 million to approximately $1.79 billion. Under the amended agreement, Southern Union, as the sole purchaser of Panhandle, will pay approximately $584.3 million in cash plus three million shares of Southern Union common stock, and will assume approximately $1.166 billion of Panhandle debt. The Company expects that the amended transaction will expedite regulatory approval of the transaction and anticipates closing by June 30, 2003. The amended transaction has been approved by the boards of directors of both parties and will close following clearance by the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvement Act. This acquisition will be funded in part by proceeds received from the Company's January 2003 sale of Southern Union Gas and related assets, previously discussed.

The Panhandle entities include CMS Panhandle Eastern Pipe Line Company, CMS Trunkline Gas Company, CMS Trunkline LNG Company and CMS Sea Robin Pipeline Company. The Panhandle entities operate approximately 11,000 miles of mainline natural gas pipeline extending from the Gulf of Mexico to the Midwest and Canada. These pipelines access the major natural gas supply regions of the Louisiana and Texas Gulf Coasts as well as the Midcontinent and Rocky Mountains. The pipelines have a combined peak day delivery capacity of 5.4 billion cubic feet per day, 88 billion cubic feet of underground storage capacity and 6.3 billion cubic feet of above ground LNG storage facilities. CMS Trunkline LNG Company operates an LNG terminal complex at Lake Charles, La.

Management Agreement On November 20, 2002, EnergyWorx, Inc., a wholly-owned subsidiary of the Company, entered into a management services agreement with Southern Star Central Corporation (Southern Star), a wholly-owned subsidiary of AIG Highstar. EnergyWorx, Inc. managed the Southern Star Central Gas Pipeline which Southern Star purchased from Williams Gas Pipeline Company, LLC on November 15, 2002. These assets include an interstate natural gas pipeline with a transport capacity of 2.3 Bcf per day which traverses seven states and storage fields providing a seasonal storage capacity of 43 Bcf. On May 12, 2003, Southern Union and AIG Highstar terminated immediately the management services agreement in order to expedite regulatory approval of the Panhandle acquisition. As a condition to the Missouri Public Service Commission's approval of the Panhandle acquisition, the Company also had agreed generally to divest EnergyWorx, Inc. not later than June 30, 2003. The termination of the management services agreement and divestiture will not have a material impact on Southern Union's financial position, results of operations or cash flows.

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

Factors that could cause or contribute to actual results differing materially from such forward-looking statements include the following: cost of gas; gas sales volumes; weather conditions in the Company's service territories; the achievement of operating efficiencies and the purchases and implementation of new technologies for attaining such efficiencies; impact of relations with labor unions of bargaining-unit employees; the receipt of timely and adequate rate relief; the outcome of pending and future litigation; governmental regulations and proceedings affecting or involving the Company; the risk that certain tax positions may be disallowed by the Internal Revenue Service; unanticipated environmental liabilities; changes in business strategy; the risk that the businesses acquired and any other businesses or investments that Southern Union has acquired or may acquire may not be successfully integrated with the businesses of Southern Union; the impairment or sale of investment securities; ability to access capital markets on reasonable terms; the possibility of war or terrorism attacks; and the nature and impact of any extraordinary transactions such as any acquisition or divestiture of a business unit or any assets. These are representative of the factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions, and general economic conditions, including interest rate fluctuations, federal, state and local laws and regulations affecting the retail gas industry or the energy industry generally, and other factors.

CONTROLS AND PROCEDURES

We performed an evaluation within the 90-day period prior to the filing of this quarterly report under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), and with the participation of personnel from our Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2003 and have communicated that determination to the Audit Committee of our Board of Directors. There have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to March 31, 2003.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES


EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

        99.1    Certificate of the Chief Executive Officer pursuant to 18 U.S.C.
                   ss.1350 (Section 906 of the  Sarbanes-Oxley Act of 2002)

        99.2    Certificate of the Chief Financial Officer pursuant to 18 U.S.C.
                   ss.1350 (Section 906 of the  Sarbanes-Oxley Act of 2002)

Reports on Form 8-K:

The Company filed the following Current Reports on Form 8-K during the quarter ended March 31, 2003:


Date Filed                      Description of Filing
---------- ---------------------------------------------------------------------
  1/02/03         Announcement that Southern Union Company and AIG Highstar
                           Capital, L.P. entered into a definitive agreement with CMS Energy Corporation to acquire the Panhandle Eastern Pipe Line Company and filing, under Item 7, the Stock Purchase Agreement dated as of December 21, 2002.

  1/16/03         Announcement that Southern Union Company completed
                           the sale of its Southern Union Gas Company Texas division and related assets ("Texas Operations") to ONEOK, Inc., effective January 1, 2003 and filing, under Item 7, pro forma financial information for the quarter ended September 30, 2002 and 2001 (unaudited) and for the years ended June 30, 2002, 2001 and 2000 (unaudited).

  1/30/03         Announcement of Southern Union Company's operating
                           performance for the quarter ended December 31, 2002 and 2001 and filing, under Item 9, summary statements of income for the quarter ended December 31, 2002 and 2001 (unaudited) and notes thereto.

  3/10/03         Announcement that Southern Union Company is
                           re-issuing updated audited historical financial statements for the years ended June 30, 2002, 2001 and 2000 in connection with its filing of a Registration Statement on Form S-3 and filing, under
                           Item 7, the audited financial statements, accompanying notes and management's discussion and analysis, updated to reflect the Company's discontinued Texas Operations, for the years ended June 30, 2002, 2001 and 2000.

  3/14/03         Announcement that the closing of Southern Union
                           Company's acquisition of Panhandle Eastern Pipe Line Company may be delayed beyond March 31, 2003, due to the receipt of requests for additional information from the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES








Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  SOUTHERN UNION COMPANY
                                               ---------------------------
                                                      (Registrant)







Date     May 15, 2003                      By DAVID J. KVAPIL
     --------------------                     -----------------------------
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




GEORGE L. LINDEMANN
----------------------------------------------------------
George L. Lindemann
Chairman of the Board and
Chief Executive Officer
May 14, 2003

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



DAVID J. KVAPIL
----------------------------------------------------------
David J. Kvapil
Executive Vice President and
Chief Financial Officer
May 14, 2003

                                                                   Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Form 10-Q of Southern Union Company (the "Company") for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George L. Lindemann, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



GEORGE L. LINDEMANN
----------------------------------------------------------
George L. Lindemann
Chairman of the Board and
Chief Executive Officer
May 14, 2003

                                                                    Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Form 10-Q of Southern Union Company (the "Company") for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Kvapil, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




DAVID J. KVAPIL
----------------------------------------------------------
David J. Kvapil
Executive Vice President and
Chief Financial Officer
May 14, 2003