Form 10-K/A
SOUTHERN UNION CO
filed 2003-06-27
CIK 203248

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

                                  EXHIBIT INDEX



Exhibit
   No.                              Description
________      _________________________________________________________________


23.1 Consent of Independent Public Accountants, Parente Randolph PC, with respect to Southern Union Savings Plan.

23.2 Consent of Independent Public Accountants, Parente Randolph PC, with respect to Southern Union Company ProvEnergy Voluntary Investment Plan.

28.1 Financial Statements and Supplemental Schedules required by Form 11-K for the Southern Union Savings Plan for the fiscal year ended December 31, 2002, and Financial Statements and Supplemental Schedules required by Form 11-K for the Southern Union Company ProvEnergy Voluntary Investment Plan for the fiscal year ended December 31, 2002*.

99.1 Certificate of the Plan Administrator pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002), with respect to Southern Union Savings Plan.

99.2 Certificate of the Plan Administrator pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002), with respect to Southern Union Company ProvEnergy Voluntary Investment Plan.



















_______________________________

*The financial statements and supplemental schedules of the Southern Union
  Company Savings Plan and Southern Union Company ProvEnergy Voluntary Investment Plan have been filed in paper.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.








Dated:  June 27, 2003                SOUTHERN UNION COMPANY

                                     By:  DAVID J. KVAPIL
                                         ----------------------------
                                          David J. Kvapil
                                          Executive Vice President and Chief
                                               Financial Officer
                                          (Principal Accounting Officer)

                                                                    Exhibit 23.1

                         CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-37261) pertaining to the Southern Union Savings Plan of our report dated June 24, 2003, with respect to the financial statements and supplemental schedule of the Southern Union Savings Plan as of and for the year ended December 31, 2002, which report appears in this Form 10-K/A of Southern Union Company.



PARENTE RANDOLPH, PC

Parente Randolph, PC
Wilkes-Barre, Pennsylvania
June 27, 2003

                                                                    Exhibit 23.2

                         CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-47144) pertaining to the Southern Union Company ProvEnergy Voluntary Investment Plan of our report dated June 11, 2003, with respect to the financial statements and supplemental schedule of the Southern Union Company ProvEnergy Voluntary Investment Plan as of and for the year ended December 31, 2002, which report appears in this Form 10-K/A of Southern Union Company.



PARENTE RANDOLPH, PC


Parente Randolph, PC
Wilkes-Barre, Pennsylvania
June 27, 2003

                                                          Exhibit 28.1 -- Page 1
                                                              2002 Annual Report
                                                                       Form 10-K



                                     FORM SE
                  FORM FOR SUBMISSION OF PAPER FORMAT EXHIBITS
                              BY ELECTRONIC FILERS



          Southern Union Company                                0000203248
------------------------------------------------         -----------------------
Exact name of registrant as specified in charter          Registrant CIK Number


Form 11-K for the fiscal year ended December 31, 2002               1-6407
-----------------------------------------------------         ----------------
Electronic report, schedule or registration statement         SEC file number,
of which the documents are a part (give period                  if available
of report)



                             Not Applicable ("N/A")
       ------------------------------------------------------------------
        Name of Person Filing the Document (If Other than the Registrant)


                                   SIGNATURES


Filings Made By the Registrant:

             The Registrant has duly caused this form to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Wilkes-Barre, State of Pennsylvania, June 27, 2003.



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


Filings Made by Person Other Than the Registrant:

             After reasonable inquiry and to the best of my knowledge and belief, I certify on N/A , 2003 that the information set forth in this statement is true and complete.

                                      By:              N/A
                                            --------------------------------
                                                      (Name)


                                                        N/A
                                            --------------------------------
                                                      (Title)

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Financial Statements and Supplemental Schedules required by Form 11-K for the Southern Union Savings Plan (the "Plan"), which are incorporated by reference in this Form 10-K/A of Southern Union Company as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Kvapil, Administrator of the Plan and Executive Vice President and Chief Financial Officer of Southern Union Company, the Plan sponsor, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in the Report fairly presents, in all material respects, the net assets available for benefits and changes in net assets available for benefits of the Plan.




DAVID J. KVAPIL
----------------------------------------------------------
David J. Kvapil
Plan Administrator, and Executive Vice President and
Chief Financial Officer of Southern Union Company
(plan sponsor)
June 27, 2003

                                                                    Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Financial Statements and Supplemental Schedules required by Form 11-K for the Southern Union Company ProvEnergy Voluntary Investment Plan (the "Plan"), which are incorporated by reference in this Form 10-K/A of Southern Union Company as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Kvapil, Administrator of the Plan and Executive Vice President and Chief Financial Officer of Southern Union Company, the Plan sponsor, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in the Report fairly presents, in all material respects, the net assets available for benefits and changes in net assets available for benefits of the Plan.




DAVID J. KVAPIL
----------------------------------------------------------
David J. Kvapil
Plan Administrator, and Executive Vice President and
Chief Financial Officer of Southern Union Company
(plan sponsor)
June 27, 2003