Form 10-K
period 2003-06-30
SOUTHERN UNION CO
filed 2003-09-29
CIK 203248

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K


 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934


       For the Fiscal Year Ended June 30, 2003

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
Yes   X      No
    -----       ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Indicate by check mark whether the registrant is an Accelerated Filer (as defined in Exchange Act Rule 12D-2).
Yes   X      No
    -----      ------

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 15, 2003 was $911,650,000. The number of shares of the registrant's Common Stock outstanding on September 15, 2003 was 72,890,475.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for its annual meeting of stockholders to be held on November 4, 2003, are incorporated by reference into
Part III.

================================================================================

--------------------------------------------------------------------------------





                                     PART I

ITEM 1.    Business.

                                  Our Business

Introduction

Southern Union Company (Southern Union and together with its subsidiaries, the Company) was incorporated under the laws of the State of Delaware in 1932. The Company is primarily engaged in the transportation, storage and distribution of natural gas in the United States. The Company's interstate natural gas transportation and storage operations are conducted through Panhandle Eastern Pipe Line Company, LLC and its subsidiaries (hereafter collectively referred to as Panhandle Energy), which serve approximately 500 customers in the Midwest and Southwest. Panhandle Energy was acquired by Southern Union on June 11, 2003. The Company's local natural gas distribution operations are conducted through its three regulated utility divisions, Missouri Gas Energy, PG Energy and New England Gas Company, which collectively serve over 950,000 residential, commercial and industrial customers in Missouri, Pennsylvania, Rhode Island and Massachusetts.

Acquisition of Panhandle Eastern Pipe Line Company and Subsidiaries - On June 11, 2003, Southern Union acquired Panhandle Energy from CMS Energy Corporation for approximately $582 million in cash and in connection therewith incurred transaction costs estimated at $30 million. Additional consideration was financed by CMS Energy Corporation through their purchase of 3 million shares of Southern Union common stock (before adjustment for any subsequent stock dividends) valued at approximately $49 million based on market prices at
closing.   Southern Union also incurred additional deferred state income tax liabilities estimated at $18 million as a result of the transaction. At the time of the acquisition, Panhandle Energy had approximately $1.159 billion of debt outstanding that it retained. The Company funded the cash portion of the acquisition with approximately $437 million in cash proceeds it received for the January 1, 2003 sale of its Texas operations (see Sale of Southern Union Gas and Related Assets), approximately $121 million of the net proceeds it received from concurrent common stock and equity units offerings (see Note X - Stockholders' Equity) and with working capital available to the Company. The Company structured the Panhandle Energy acquisition and the sale of its Texas operations to qualify as a like-kind exchange of property under Section 1031 of the Internal Revenue Code of 1986, as amended. The acquisition was accounted for using the purchase method of accounting in accordance with accounting principles generally accepted in the United States with the purchase price paid by the Company being allocated to Panhandle Energy's net assets as of the acquisition date based on preliminary estimates. The Panhandle Energy assets acquired and liabilities assumed have been recorded in the Consolidated Balance Sheet as of June 30, 2003 at their estimated fair value and are subject to further assessment and adjustment pending the results of outside appraisals. Panhandle Energy's results of operations have been included in the Consolidated Statement of Operations since June 11, 2003. Thus, the Consolidated Statement of Operations for the periods subsequent to the acquisition are not comparable to the same periods in prior years.

Panhandle Energy is primarily engaged in the interstate transportation and storage of natural gas and also provides liquefied natural gas (LNG) terminalling and regasification services. The Panhandle Energy entities include Panhandle Eastern Pipe Line Company, LLC (Panhandle Eastern Pipe Line), Trunkline Gas Company, LLC (Trunkline), Sea Robin Pipeline Company (Sea Robin), Trunkline LNG Company, LLC (Trunkline LNG) and Pan Gas Storage Company, LLC (Pan Gas, also dba Southwest Gas Storage). Collectively, the pipeline assets include more than 10,000 miles of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the Panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes region. The pipelines have a combined peak day delivery capacity of 5.4 billion cubic feet per day, 72 billion cubic feet of owned underground storage capacity and 6.3 billion cubic feet of above ground LNG storage facilities. Trunkline LNG, located on Louisiana's Gulf Coast, operates one of the nation's largest LNG import terminals.

Sale of Southern Union Gas and Related Assets - Effective January 1, 2003, the Company completed the sale of its Southern Union Gas natural gas operating division and related assets to ONEOK, Inc. (ONEOK) for approximately $437,000,000 in cash resulting in a pre-tax gain of $62,992,000. In addition to Southern Union Gas, the sale involved the disposition of Mercado Gas Services, Inc. (Mercado), SUPro Energy Company (SUPro), Southern Transmission Company
(STC), Southern Union Energy International, Inc. (SUEI), Southern Union International Investments, Inc. (Investments) and Norteno Pipeline Company (Norteno) (collectively, the Texas Operations). Southern Union Gas distributed natural gas as a public utility to approximately 535,000 customers throughout Texas, including the cities of Austin, El Paso, Brownsville, Galveston and Port Arthur. Mercado marketed natural gas to commercial and industrial customers. SUPro provided propane gas services to approximately 4,000 customers located principally in Austin, El Paso and Alpine, Texas as well as Las Cruces, New Mexico and surrounding communities. STC owned and operated 118.8 miles of intrastate pipeline that served commercial, industrial and utility customers in central, southern and coastal Texas. SUEI and Investments participated in energy-related projects internationally. Energia Estrella del Sur, S. A. de C. V., a wholly-owned Mexican subsidiary of SUEI and Investments, had a 43% equity ownership in a natural gas distribution company, along with other related operations, which served 23,000 customers in Piedras Negras, Mexico, across the border from Southern Union Gas' Eagle Pass, Texas service area. Norteno owned and operated interstate pipelines that served the gas distribution properties of Southern Union Gas and the Public Service Company of New Mexico. Norteno also transported gas through its interstate network to the country of Mexico for Pemex Gas y Petroquimica Basica. In accordance with accounting principles generally accepted in the United States, the assets and liabilities sold have been segregated and reported as "held for sale" in the Consolidated Balance Sheet as of June 30, 2002, and the related results of operations and gain on sale have been segregated and reported as "discontinued operations" in the Consolidated Statement of Operations and Consolidated Statement of Cash Flows for all periods presented.

Acquisition of Providence Energy Corporation, Fall River Gas Company and Valley Resources - In September 2000, Southern Union acquired Providence Energy Corporation (ProvEnergy), Fall River Gas Company (Fall River Gas), and Valley Resources (Valley Resources). Collectively, these companies (hereafter referred to as the Company's New England Operations) were acquired for approximately $422,000,000 in cash and 1,370,629 shares (before adjustment for any subsequent stock dividends) of Southern Union common stock, as well as the assumption of approximately $140,000,000 in long-term debt. The results of operations from ProvEnergy and Fall River Gas have been included in the Consolidated Statement of Operations since September 28, 2000, and the results of operations from Valley Resources have been included in the Consolidated Statement of Operations since September 20, 2000. Thus, the Consolidated Statement of Operations for the periods subsequent to these acquisitions is not comparable to the same periods in prior years.

The New England Operations' primary business is the distribution of natural gas through the New England Gas Company, which serves approximately 298,000 customers throughout Rhode Island and southeastern Massachusetts. Subsidiaries of the Company acquired with the New England Gas Company and currently operating include ProvEnergy Power LLC, Fall River Gas Appliance Company, Valley Appliance Merchandising Company and Alternate Energy Corporation. Subsidiaries acquired with the New England Gas Company and subsequently sold include Morris Merchants, Inc., Valley Propane, Inc. and ProvEnergy Oil Enterprises, Inc. (see Other Sales).

Other Sales - In July 2001, the Company implemented a Cash Flow Improvement Plan that was designed to increase annualized pre-tax cash flow from operations by at least $50 million by the end of fiscal year 2002. The three-part initiative was composed of strategies designed to achieve results enabling its utility divisions to meet their allowed rates of return, restructure its corporate operations, and accelerate the sale of non-core assets and use the proceeds exclusively for debt reduction. The Company's non-core subsidiaries and assets sold include:

        Subsidiary or Asset Sold               Date Sold        Proceeds   Pre-tax Gain (Loss)
------------------------------------------   --------------   -----------   -----------
Fiscal Year 2002 Sales--
PG Energy Services' propane operations (a)   April 2002       $ 2,300,000   $ 1,200,000
Carrizo Springs Pipeline (b) .............   December 2001      1,000,000       561,000
South Florida Natural Gas and
     Atlantic Gas Corporation (c) ........   December 2001     10,000,000    (1,500,000)
Morris Merchants, Inc. (d) ...............   October 2001       1,586,000          --
Valley Propane, Inc. (e) .................   September 2001     5,301,000          --
ProvEnergy Oil Enterprises (f) ...........   August 2001       15,776,000          --
PG Energy Services' commercial and
     industrial gas marketing contracts ..   July 2001          4,972,000     4,653,000
Fiscal Year 2001 Sale--
Keystone Pipeline Services, Inc. (g) .....   June 2001          3,300,000       707,000


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

Business Segments

The Company's operations include two reportable segments:

o The Transportation and Storage segment is primarily engaged in the interstate transportation and storage of natural gas in the Midwest and Southwest, and also provides LNG terminalling and regasification services. Its operations are conducted through Panhandle Energy, which the Company acquired on June 11, 2003;

o The Distribution segment is primarily engaged in the local distribution of natural gas in Missouri, Pennsylvania, Rhode Island and Massachusetts. Its operations are conducted through the Company's three regulated utility divisions: Missouri Gas Energy, PG Energy and New England Gas Company.

For a further description of the Company's reportable segments, see Transportation and Storage Segment and Distribution Segment, below. For information about the revenues, net operating revenues, assets and other financial information relating to the Company's reportable segments, see ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Segment Results and Note XXI - Reportable Segments.

The Company's operations also include certain subsidiaries established to support and expand natural gas sales and other energy sales, which are not included in the Transportation and Storage segment or the Distribution segment. These subsidiaries, described below, do not meet the quantitative thresholds for determining reportable segments and have been combined for disclosure purposes in the "all other" category (see Note XXI - Reportable Segments).

o PEI Power Corporation (Power Corp.), an exempt wholesale generator (within the meaning of the Public Utility Holding Company Act of 1935), generates and sells electricity provided by two power plants that share a site in Archbald, Pennsylvania. Power Corp. wholly owns one plant, a 25-megawatt cogeneration facility fueled by a combination of natural gas and methane. Power Corp. owns 49.9% of the second plant, a 45-megawatt natural gas-fired facility, in a joint venture with Cayuga Energy. These plants sell electricity to the broad mid-Atlantic wholesale energy market administered by PJM Interconnection, L.L.C.

o Fall River Gas Appliance Company, Inc. rents water heaters and conversion burners (primarily for residential use) to over 17,000 customers and offers service contracts on gas appliances in the city of Fall River and the towns of Somerset, Swansea and Westport, all located in southeastern Massachusetts.

o Valley Appliance and Merchandising Company (VAMCO) rents natural gas burning appliances and offers appliance service contract programs to residential customers. In fiscal 2002, VAMCO provided construction management services for natural gas-related projects to commercial and industrial customers.

o PG Energy Services, Inc. (Energy Services) offers the inspection, maintenance and servicing of residential and small commercial gas-fired equipment to 17,800 residential and commercial users primarily in central and northeastern Pennsylvania.

o ProvEnergy Power Company LLC (ProvEnergy Power) provides outsourced energy management services and owns 50% of Capital Center Energy Company LLC, a joint venture formed between ProvEnergy and ERI Services, Inc. (an unrelated party) to provide retail power and conditioned air.

o Alternate Energy Corporation is an energy consulting firm that also retains patents on a natural gas/diesel co-firing system and on "Passport" FMS (Fuel Management System) which monitors and controls the transfer of fuel on dual-fuel equipment.

The Company also has corporate operations that do not generate operating revenues. Corporate functions include Accounting, Corporate Communications, Human Resources, Information Technology, Internal Audit, Investor Relations, Legal, Purchasing, Risk Management, Tax and Treasury.

The Company also maintains a venture capital investment portfolio. Certain of the Company's significant venture capital investments are listed below.

o PointServe, Inc. (PointServe) --The Company has a remaining investment of $4,206,000 in PointServe, a business-to-business online scheduling solution, after recording a non-cash charge of $10,380,000 during fiscal 2002 to recognize a decrease in fair value. The Company recognized this valuation adjustment to reflect significant lower private equity valuation metrics and changes in the business outlook of PointServe. PointServe is a closely held, privately owned company and, as such, has no published market value.

o    Advent  Networks,  Inc.  (Advent) -- As of June 30, 2003,  Southern
     Union had a $5,433,000  equity interest in Advent and held
     $9,500,000 of convertible notes receivable from Advent. Additionally, a wholly owned subsidiary of Southern Union has guaranteed a $4,000,000 line of credit between Advent and a bank. Advent's UltraBand
     (TM)technology is expected to deliver digital broadband services 40 times faster than digital subscriber lines (DSL) or cable modems, and 1,000 times faster than dial-up modems, over the "last mile". UltraBand(TM)should provide cable network overbuilders a competitive advantage with its capability to deliver content at a quality and speed that cannot be provided over cable modem. All of the convertible notes bear interest at 10% per annum and convert into equity at a ratio determined upon the next equity financing of Advent or upon a change of control of Advent. The convertible notes may be due on demand at the request of Southern Union. Certain Southern Union executive officers,
     Directors and employees have invested $1,545,000 and beneficially own in the aggregate approximately two percent equity ownership interest in Advent through a partnership unrelated to Southern Union through which each such persons vote their beneficial interest at their own discretion. As a result of an early round of financings, the Company has the right to name one of seven directors to the Advent Board. However, currently Thomas F. Karam and John E. Brennan, officers and directors of the Company, serve as the Company's representatives on the Advent Board of Directors.

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

                       Transportation and Storage Segment

Services

The Transportation and Storage segment is primarily engaged in the interstate transportation and storage of natural gas in the Midwest and Southwest, and also provides LNG terminalling and regasification services. Its operations are conducted through Panhandle Energy, which the Company acquired on June 11, 2003. Accordingly, in fiscal 2003, during the period owned by the Company this segment represented only two percent of the Company's total operating revenues but will represent a significant portion in fiscal 2004.

Panhandle Energy operates a large natural gas pipeline network consisting of over 10,000 miles of pipeline and a LNG regasification plant. The pipeline network, consisting of the Panhandle Eastern Pipe Line transmission system, the Trunkline transmission system and the Sea Robin transmission system provides approximately 500 customers in the Midwest and Southwest with a comprehensive array of transportation and storage services. Panhandle Energy's pipeline network transports an estimated 6% of the natural gas consumed in the United States and an estimated 20% of the natural gas consumed in the Midwest. Panhandle Energy's major customers include 25 utilities located primarily in the United States Midwest market area, which encompasses large portions of Illinois, Indiana, Michigan, Missouri, Ohio and Tennessee.

The Panhandle Eastern Pipe Line transmission system consists of a system of four large diameter parallel pipelines, extending approximately 1,300 miles from producing areas in the Anadarko Basin of Texas, Oklahoma and Kansas through Missouri, Illinois, Indiana, Ohio and into Michigan. This system is comprised of approximately 6,500 miles of pipeline.

The Trunkline transmission system consists of a system of two large diameter parallel pipelines, extending approximately 1,400 miles from the Gulf Coast areas of Texas and Louisiana through Arkansas, Mississippi, Tennessee, Kentucky, Illinois and Indiana to a point on the Indiana-Michigan border. This system is comprised of approximately 3,500 miles of pipeline.

The Sea Robin transmission system consists of two offshore Louisiana natural gas supply systems. These systems are comprised of approximately 432 miles of pipeline extending approximately 81 miles into the Gulf of Mexico.

Panhandle Energy has a total of approximately 90 billion cubic feet of total storage available for use in connection with its gas transmission systems. Panhandle Energy owns and operates 47 compressor stations and has five underground gas storage fields located in Illinois, Michigan, Kansas, Oklahoma and Louisiana with a combined maximum working storage capacity of approximately 72 billion cubic feet. Panhandle Energy also has contracts with third parties that provide for approximately 18 billion cubic feet of storage.

Panhandle Energy owns an LNG regasification plant and related LNG tanker port, unloading facilities and LNG storage facilities located at Lake Charles, Louisiana. This LNG plant is one of the largest operating LNG facilities in North America, based on its current sustainable sendout capacity of approximately 630 million cubic feet per day. Panhandle Energy has plans to expand its sendout capacity to approximately 1.2 billion cubic feet per day.

A majority of Panhandle Energy's revenue comes from long-term service agreements with local distribution company customers. Panhandle Energy also provides firm transportation services under contract to gas marketers, producers, other pipelines, electric power generators, and a variety of end-users. In addition, Panhandle Energy offers both firm and interruptible transportation to customers on a short-term or seasonal basis. Demand for gas transmission on Panhandle Energy's pipeline systems is seasonal, with the highest throughput and a higher portion of annual operating revenues and net earnings occurring in the traditional winter heating season.

In fiscal 2003, Panhandle Energy's operating revenues and throughput were $24.5 million and 69 TBtu (Billion British thermal unit), respectively. Of this operating revenue, 75 percent was generated from transportation services, 13 percent from LNG terminalling services, 9 percent from storage services and 3 percent from other services. Aggregate sales to Panhandle Energy's top ten customers accounted for 73 percent of the segment's operating revenue in fiscal 2003. Panhandle Energy has no single customer, or group of customers under common control, which accounted for ten percent or more of the Company's consolidated revenues in fiscal 2003. For additional information, see ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Segment Results.

Regulation

Panhandle Energy is subject to regulation by various federal, state and local governmental agencies, including those specifically described below.

The Federal Energy Regulatory Commission (FERC) has comprehensive jurisdiction over Panhandle Eastern Pipe Line, Southwest Gas Storage, Trunkline, Trunkline LNG and Sea Robin as natural gas companies within the meaning of the Natural Gas Act. FERC jurisdiction relates, among other things, to the acquisition, operation and disposal of assets and facilities and to the service provided and rates charged.

FERC has authority to regulate rates and charges for transportation or storage of natural gas in interstate commerce, as well as those for gas, sold by a natural gas company in interstate commerce for resale. FERC also has authority over the construction and operation of pipeline and related facilities utilized in the transportation and sale of natural gas in interstate commerce, including the extension, enlargement or abandonment of service using such facilities. Panhandle Eastern Pipe Line, Trunkline, Sea Robin, Trunkline LNG, and Southwest Gas Storage hold certificates of public convenience and necessity issued by the FERC, authorizing them to construct and operate the pipelines, facilities and properties now in operation for which such certificates are required, and to transport and store natural gas in interstate commerce.

The Secretary of Energy regulates the importation and exportation of natural gas and has delegated various aspects of this jurisdiction to FERC and the Department of Energy's Office of Fossil Fuels.

Panhandle Energy is also subject to the Natural Gas Pipeline Safety Act of 1968 and the Pipeline Safety Improvement Act of 2002, which regulate the safety of gas pipelines. Panhandle Energy is also subject to the Hazardous Liquid Pipeline Safety Act of 1979, which regulates oil and petroleum pipelines.

Competition

Panhandle Energy's interstate pipelines compete with other interstate and intrastate pipeline companies in the transportation and storage of natural gas. The principal elements of competition among pipelines are rates, terms of service and flexibility, and reliability of service. Panhandle Energy primarily competes with Alliance Pipeline LP, ANR Pipeline Company, Natural Gas Pipeline Company of America, Northern Border Pipeline Company, Texas Gas Transmission Corporation, Northern Natural Gas Company and Vector Pipeline in the Midwest market area.

Natural gas competes with other forms of energy available to Panhandle Energy's customers and end-users, including electricity, coal and fuel oils. The primary competitive factor is price. Changes in the availability or price of natural gas and other forms of energy, the level of business activity, conservation, legislation and governmental regulations, the capability to convert to alternate fuels, and other factors, including weather and natural gas storage levels, affect the demand for natural gas in the areas served by Panhandle Energy.

                              Distribution Segment

Services

The Distribution segment is primarily engaged in the local distribution of natural gas in Missouri, Pennsylvania, Rhode Island and Massachusetts. Its operations are conducted through the Company's three regulated utility divisions: Missouri Gas Energy, PG Energy and New England Gas Company. Collectively, the utility divisions serve more than 950,000 residential, commercial and industrial customers through local distribution systems consisting of 14,093 miles of mains, 9,421 miles of service lines and 76 miles of transmission lines. Each utility division's rates and operations are subject to regulation by the regulatory commission of any states in which it operates. The utility divisions' operations are generally sensitive to weather and seasonal in nature, with a significant percentage of annual operating revenues and net earnings occurring in the traditional winter heating season. In fiscal 2003, this segment represented 98 percent of the Company's total operating revenues because the Transportation and Storage segment's assets were acquired on June 11, 2003.

In fiscal 2003, 2002 and 2001, the Distribution segment's operating revenues were $1,159.0 million, $968.9 million and $1,304.0 million, respectively; average customers served totaled 944,657, 935,229 and 935,158, respectively; and gas volumes sold or transported totaled 188,333 million cubic feet (MMcf), 166,793 MMcf and 185,604 MMcf, respectively. The Distribution segment has no single customer, or group of customers under common control, which accounted for ten percent or more of the Company's consolidated revenues in fiscal 2003. For additional information, see ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Segment Results.

A description of each of the Company's regulated utility divisions follows.

Missouri Gas Energy - Missouri Gas Energy (MGE), headquartered in Kansas City, Missouri, serves approximately 502,000 customers in central and western Missouri (including Kansas City, St. Joseph, Joplin and Monett) through a local distribution system that consists of approximately 7,954 miles of mains, 4,877 miles of service lines and 47 miles of transmission lines. Its service territories have a total population of approximately 1.5 million. MGE's natural gas rates are regulated by the Missouri Public Service Commission (MPSC) (see Regulation and Rates).

MGE's customers served, gas volumes sold or transported and weather-related information for the past three fiscal years are as follows:

                                                                      Year Ended June 30,
                                                                   2003       2002       2001
                                                                ---------  --------    --------

Average number of gas sales customers:
     Residential ............................................    430,861    428,215     428,971
     Commercial .............................................     60,774     58,749      59,435
     Industrial .............................................         99         95          95
                                                               --------    --------    --------
         Total average gas sales customers ..................    491,734    487,059     488,501
Average number of transportation customers ..................        461        378         373
                                                                --------   --------    --------
         Total average gas sales and transportation customers    492,195    487,437     488,874
                                                                ========   ========    ========


Gas sales in millions of cubic feet (MMcf):
     Residential ............................................     39,821     35,039      44,011
     Commercial .............................................     17,399     15,686      19,828
     Industrial .............................................        391        417         598
                                                                --------   --------    --------
         Gas sales billed ...................................     57,611     51,142      64,437
     Net change in unbilled gas sales .......................         61        (16)        (64)
                                                                --------   --------    --------
         Total gas sales ....................................     57,672     51,126      64,373
Gas transported in MMcf .....................................     26,893     27,324      30,921
                                                                --------   --------    --------
         Total gas sales and gas transported in MMcf ........     84,565     78,450      95,294
                                                                ========   ========    ========

Weather:
     Degree days (a)...............................................5,105     4,419         5,541
     Percent of 10-year measure (b).................................. 98%       85%          107%
     Percent of 30-year measure  (b)..................................98%       85%          106%

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

PG Energy - PG Energy, headquartered in Wilkes-Barre, Pennsylvania, serves approximately 158,000 customers in northeastern and central Pennsylvania (including Wilkes-Barre, Scranton and Williamsport) through a local distribution system that consists of approximately 2,504 miles of mains, 1,502 miles of service lines and 29 miles of transmission lines. Its service territories have a total population of approximately 745,000. PG Energy's natural gas rates are regulated by the Pennsylvania Public Utility Commission (PPUC) (see Regulation and Rates).

PG Energy's customers served, gas volumes sold or transported and weather-related information for the past three fiscal years are as follows:

                                                                               Year Ended June 30,
                                                                       2003        2002         2001
                                                                      --------    --------     --------

Average number of gas sales customers served:
     Residential ..................................................    141,769     141,223      140,324
     Commercial ...................................................     14,141      13,707       13,480
     Industrial ...................................................        120         104          100
     Public authorities and other .................................        337         212          206
                                                                       --------    --------     --------
         Total average customers served ...........................    156,367     155,246      154,110
Average number of transportation customers ........................        613         624        1,212
                                                                       --------   --------     --------
         Total average gas sales and transportation customers .....    156,980     155,870      155,322
                                                                       ========   ========     ========

                                                                                  Year Ended June 30,

                                                                         2003        2002         2001
                                                                       --------    --------     --------

Gas sales in MMcf:
     Residential ....................................................    18,372      15,053       17,965
     Commercial .....................................................     6,732       5,325        6,561
     Industrial .....................................................       376         277          535
     Public authorities and other ...................................       334         145          368
                                                                       --------    --------     --------
         Gas sales billed ...........................................    25,814      20,800       25,429
     Net change in unbilled gas sales ...............................         4         (22)          40
                                                                       --------    --------     --------

         Total gas sales ............................................    25,818      20,778       25,469
Gas transported in MMcf .............................................    28,366      26,976       25,430
                                                                       --------    --------     --------
         Total gas sales and gas transported in MMcf ................    54,184      47,754       50,899
                                                                       ========    ========     ========

Weather:
     Degree days ....................................................     6,654       5,373        6,621
     Percent of 10-year measure .....................................       109%         89%         108%
     Percent of 30-year measure .....................................       106%         86%         105%

New England Gas Company - New England Gas Company (NEG), headquartered in Providence, Rhode Island, serves approximately 298,000 customers in Rhode Island and Massachusetts (including Providence, Newport and Cumberland, Rhode Island and Fall River, North Attleboro and Somerset, Massachusetts) through a local distribution system that consists of approximately 3,635 miles of mains and 3,042 miles of service lines. Its service territories have a total population of approximately 1.2 million. In Rhode Island and Massachusetts, NEG's natural gas rates are regulated by the Rhode Island Public Utilities Commission (RIPUC) and Massachusetts Department of Telecommunications and Energy (MDTE), respectively (see Regulation and Rates).

NEG's customers served, gas volumes sold or transported and weather-related information for the past three fiscal years are as follows:

                                                                                                         Nine Months
                                                                                                             Ended
                                                                                   Year Ended June 30,     June 30,
                                                                                    2003        2002       2001 (a)
                                                                                   --------    --------     --------

Average number of gas sales customers served:
     Residential ...............................................................    268,312     265,206      264,349
     Commercial ................................................................     25,442      21,696       21,634
     Industrial and irrigation .................................................        225       3,472        3,570
     Public authorities and other ..............................................         41          43           45
                                                                                    --------    --------     --------
         Total average customers served ........................................    294,020     290,417      289,598
Average number of transportation customers .....................................      1,462       1,505        1,364
                                                                                    --------    --------     --------
         Total average gas sales and transportation customers ..................    295,482     291,922      290,962
                                                                                    ========    ========     ========
Gas sales in MMcf:
     Residential ...............................................................     25,481      19,975       21,690
     Commercial ................................................................      9,725       6,196        7,293
     Industrial and irrigation .................................................      2,055       3,271        2,721
     Public authorities and other ..............................................         28          23           22
                                                                                    --------    --------     --------
         Gas sales billed ......................................................     37,289      29,465       31,726
     Net change in unbilled gas sales ..........................................      1,336        (333)         286
                                                                                    --------    --------     --------
         Total gas sales .......................................................     38,625      29,132       32,012
Gas transported in MMcf ........................................................     10,959      11,457        7,399
                                                                                    --------    --------     --------
         Total gas sales and gas transported in MMcf ...........................     49,584      40,589       39,411
                                                                                    ========    ========     ========

Weather:
     Degree days ...............................................................      6,143       4,980        5,273
     Percent of 10-year measure ................................................        111%         88%         105%
     Percent of 30-year measure ................................................        107%         85%         102%


(a) Information for the former Fall River Gas and ProvEnergy operations, acquired September 28, 2000, and the former Valley Resources operations, acquired September 20, 2000, is included since October 1, 2000. See Acquisitions and Sales.

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

The majority of 2003 gas requirements for the utility operations of Missouri Gas Energy and PG Energy were delivered under short- and long-term transportation contracts through four major pipeline companies. The majority of 2003 gas requirements for the utility operations of New England Gas Company were delivered under long-term transportation contracts through four major pipeline companies. These contracts have various expiration dates ranging from calendar year 2004 through 2017. Missouri Gas Energy and New England Gas Company have firm supply commitments for all areas that are supplied with gas purchased under short- and long-term arrangements. PG Energy has firm supply commitments for all areas that are supplied with gas purchased under short-term arrangements. Missouri Gas Energy, PG Energy and New England Gas Company hold contract rights to over 17 Bcf, 11 Bcf and 7 Bcf of storage capacity, respectively, to assist in meeting peak demands. Storage capacity in 2003 approximated 29% of the utility operations' annual gas distribution volumes.

Gas sales and/or transportation contracts with interruption provisions, whereby large volume users purchase gas with the understanding that they may be forced to shut down or switch to alternate sources of energy at times when the gas is needed for higher priority customers, have been utilized for load management by Southern Union and the gas industry as a whole. In addition, during times of special supply problems, curtailments of deliveries to customers with firm contracts may be made in accordance with guidelines established by appropriate federal and state regulatory agencies. There have been no supply-related curtailments of deliveries to Missouri Gas Energy, PG Energy, or New England Gas Company utility sales customers during the last ten years.

Competition

As energy providers, Missouri Gas Energy, PG Energy, and New England Gas Company have historically competed with alternative energy sources, particularly electricity, propane, fuel oil, coal, natural gas liquids and other refined products available in their service areas. At present rates, the cost of electricity to residential and commercial customers in the Company's regulated utility service areas generally is higher than the effective cost of natural gas service. There can be no assurance, however, that future fluctuations in gas and electric costs will not reduce the cost advantage of natural gas service.

Competition between the use of fuel oils, natural gas and propane, particularly by industrial and electric generation customers, has also increased due to the volatility of natural gas prices and increased marketing efforts from various energy companies. In order to be more competitive with certain alternate fuels in Pennsylvania, PG Energy offers an Alternate Fuel Rate for eligible customers. This rate applies to commercial and industrial accounts that have the capability of using fuel oils or propane as alternate sources of energy. Whenever the cost of such alternate fuel drops below PG Energy's normal tariff rates, PG Energy is permitted by the PPUC to lower its price to these customers so that PG Energy can remain competitive with the alternate fuel. However, in no instance may PG Energy sell gas under this special arrangement for less than its average commodity cost of gas purchased during the month. Competition between the use of fuel oils, natural gas and propane, is generally greater in Pennsylvania and New England than in the Company's Missouri service area; however, this competition affects the nationwide market for natural gas. Additionally, the general economic conditions in the Company's regulated utility service areas continue to affect certain customers and market areas, thus impacting the results of the Company's operations.

The Company's regulated utility operations are not currently in significant direct competition with any other distributors of natural gas to residential and small commercial customers within their service areas. In 1999, the Commonwealth of Pennsylvania enacted the Natural Gas Choice and Competition Act, which extended the ability to choose suppliers to small commercial and residential customers as well. Effective April 29, 2000, all of PG Energy's customers have the ability to select an alternate supplier of natural gas, which PG Energy will continue to deliver through its distribution system under regulated transportation service rates (with PG Energy serving as supplier of last resort). Customers can also choose to remain with PG Energy as their supplier under regulated natural gas sales rates. In either case, the applicable rate results in the same operating margin to PG Energy. Despite customers' acquired right to choose, higher-than-normal wholesale prices for natural gas have prevented suppliers from offering competitive rates.

Regulation and Rates

The utility operations are regulated as to rates and other matters by the regulatory commissions of the states in which each operates. In Missouri and Pennsylvania, natural gas rates are established by the MPSC and PPUC, respectively, on a system-wide basis. In Rhode Island, the RIPUC approves natural gas rates for New England Gas Company. In Massachusetts natural gas rates for New England Gas Company are subject to the regulatory authority of the MDTE.

The Company holds non-exclusive franchises with varying expiration dates in all incorporated communities where it is necessary to carry on its business as it is now being conducted. Providence, Rhode Island; Fall River, Massachusetts; Kansas City, Missouri; St. Joseph, Missouri; are the four largest cities in which the Company's utility customers are located. The franchise in Kansas City, Missouri expires in 2010. The Company fully expects this franchise to be renewed upon its expiration. The franchises in Providence, Rhode Island; Fall River, Massachusetts; and St. Joseph, Missouri are perpetual.

Gas service rates are established by regulatory authorities to permit utilities the opportunity to recover operating, administrative and financing costs, and the opportunity to earn a reasonable return on equity. Gas costs are billed to customers through purchase gas adjustment (PGA) clauses, which permit the Company to adjust its sales price as the cost of purchased gas changes. This is important because the cost of natural gas accounts for a significant portion of the Company's total expenses. The appropriate regulatory authority must receive notice of such adjustments prior to billing implementation.

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

The monthly customer bill contains a fixed service charge, a usage charge for service to deliver gas, and a charge for the amount of natural gas used. While the monthly fixed charge provides an even revenue stream, the usage charge increases the Company's annual revenue and earnings in the traditional heating load months when usage of natural gas increases. Weather normalization clauses serve to stabilize earnings. New England Gas Company has a weather normalization clause in the tariff covering its Rhode Island operations.

Missouri -- On July 5, 2001, the MPSC issued an order approving a unanimous settlement of Missouri Gas Energy's rate request. The settlement provides for an annual $9,892,000 base rate increase, as well as $1,081,000 in added revenue from new and revised service charges. The majority of the rate increase is recovered through increased monthly fixed charges to gas sales service customers. New rates became effective August 6, 2001, two months before the statutory deadline for resolving the case. The approved settlement resulted in the dismissal of all pending judicial reviews of prior rate cases. The settlement also provided for the development of a two-year experimental low-income program to help certain customers in the Joplin area pay their natural gas bills.

The MPSC approval of the January 31, 1994 acquisition of Missouri Gas Energy by the Company was subject to the terms of a stipulation and settlement agreement, which, among other things, required Missouri Gas Energy to reduce rate base by $30,000,000 (amortized over a ten-year period on a straight-line basis) to compensate rate payers for rate base reductions that were eliminated as a result of the acquisition.

Rhode Island -- On May 22, 2003, the RIPUC approved a Settlement Offer filed by New England Gas Company related to the final calculation of earnings sharing for the 21-month period covered by the Energize Rhode Island Extension settlement agreement. This calculation generated excess revenues of $5,227,000. The net result of the excess revenues and the Energize Rhode Island weather mitigation and non-firm margin sharing provisions is the crediting to customers of $949,000 over a twelve-month period starting July 1, 2003.

On May 24, 2002, the RIPUC approved a settlement agreement between the New England Gas Company and the Rhode Island Division of Public Utilities and Carriers. The settlement agreement resulted in a $3,900,000 decrease in base revenues for New England Gas Company's Rhode Island operations, a unified rate structure ("One State; One Rate") and an integration/merger savings mechanism. The settlement agreement also allows New England Gas Company to retain $2,049,000 of merger savings and to share incremental earnings with customers when the division's Rhode Island operations return on equity exceeds 11.25%. Included in the settlement agreement was a conversion to therm billing and the approval of a reconciling Distribution Adjustment Clause (DAC). The DAC allows New England Gas Company to continue its low income assistance and weatherization programs, to recover environmental response costs over a 10-year period, puts into place a new weather normalization clause and allows for the sharing of nonfirm margins (non-firm margin is margin earned from interruptible customers with the ability to switch to alternative fuels). The weather normalization clause is designed to mitigate the impact of weather volatility on customer billings, which will assist customers in paying bills and stabilize the revenue stream. New England Gas Company will defer the margin impact of weather that is greater than 2% colder-than-normal and will recover the margin impact of weather that is greater than 2% warmer-than-normal. The non-firm margin incentive mechanism allows New England Gas Company to retain 25% of all non-firm margins earned in excess of $1,600,000.

Pennsylvania -- In December 2000, the PPUC approved a settlement agreement that provided for a rate increase designed to produce $10,800,000 of additional annual revenue. The new rates became effective on January 1, 2001.

In addition to the regulation of its utility businesses, the Company is affected by other regulations, including pipeline safety requirements of the United States Department of Transportation, safety regulations under the Occupational Safety and Health Act, and various state and federal environmental statutes and regulations. The Company believes that its utility operations are in material compliance with applicable safety and environmental statutes and regulations.

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

The Company is investigating the possibility that the Company or predecessor companies may have been associated with Manufactured Gas Plant (MGP) sites in its former gas distribution service territories, principally in Texas, Arizona and New Mexico, and present gas distribution service territories in Missouri, Pennsylvania, Massachusetts and Rhode Island. At the present time, the Company is aware of certain MGP sites in these areas and is investigating those and certain other locations. While the Company's evaluation of these Texas, Missouri, Arizona, New Mexico, Pennsylvania, Massachusetts and Rhode Island MGP sites is in its preliminary stages, it is likely that some compliance costs may be identified and become subject to reasonable quantification. Within the Company's distribution service territories certain MGP sites are currently the subject of governmental actions.

The Company's interstate natural gas transportation operations are subject to federal, state and local regulations regarding water quality, hazardous and solid waste disposal and other environmental matters. The Company has identified environmental contamination at certain sites on its gas transmission systems and has undertaken cleanup programs at these sites. The contamination resulted from the past use of lubricants containing polychlorinated bi-phenyls (PCBs) in compressed air systems; the past use of paints containing PCBs; and the prior use of wastewater collection facilities and other on-site disposal areas. The Company has developed and is implementing a program to remediate such contamination in accordance with federal, state and local regulations. Some remediation is being performed by former Company affiliates in accordance with indemnity agreements that also indemnify against certain future environmental litigation and claims. The Company is also subject to various federal, state and local laws and regulations relating to air quality control. These regulations include rules relating to regional ozone control and hazardous air pollutants. The regional ozone control rules are known as State Implementation Plans (SIP) and are designed to control the release of nitrogen oxide (NOx) compounds. The rules related to hazardous air pollutants are known as Maximum Achievable Control Technology (MACT) rules and are the result of the 1990 Clean Air Act Amendments that regulate the emission of hazardous air pollutants from internal combustion engines and turbines.

See Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A) -- Cautionary Statement Regarding Forward-Looking Information and Note XVIII - Commitments and Contingencies in the Notes to the Consolidated Financial Statements.

                                   Real Estate

The Company owns certain real estate that is neither material nor critical to its operations.

                                    Employees

As of July 31, 2003, the Company had 3,023 employees, of whom 2,138 are paid on an hourly basis and 885 are paid on a salary basis. Of the 2,138 hourly paid employees, unions represent 62%. Of those employees represented by unions, Missouri Gas Energy employs 36%, New England Gas Company employs 32%, Panhandle Energy employs 18% and PG Energy employs 14%.

Persons employed by segment are as follows: Distribution segment--1,844; Transportation and Storage segment--1,119; All Other segment--20 persons. In addition, the corporate office of Southern Union employed a total of 40 persons.

Following its acquisition by the Company in June 2003, Panhandle Energy initiated a workforce reduction initiative designed to reduce the workforce by approximately 5 percent. The workforce reduction initiative is expected to be fully implemented by September 30, 2003.

In August 2001, the Company implemented a corporate reorganization and restructuring which was initially announced in July 2001 as part of the Cash Flow Improvement Plan. Actions taken included (i) the offering of voluntary Early Retirement Programs ("ERPs") in certain of its Distribution segment operations and (ii) a limited reduction in force ("RIF") within its corporate operations. ERPs, providing for increased benefits for those electing retirement, were offered to approximately 325 eligible employees across the Distribution segment operations, with approximately 59% of such eligible employees accepting. The RIF was limited solely to certain corporate employees in the Company's Austin and Kansas City offices where forty-eight employees were offered severance packages.

Effective August 1, 2003, the Company agreed to a three-year contract with a bargaining unit representing a portion of PG Energy employees. During fiscal 2001, the Company agreed to a three-year contract with another bargaining unit representing the remaining PG Energy unionized employees, effective April 2001.

Effective May 28, 2003, Panhandle Energy agreed to a three-year contract with a bargaining unit representing Panhandle Energy employees that will expire on May 27, 2006.

During fiscal 2003, the bargaining unit representing certain employees of New England Gas Company's Cumberland operations (formerly Valley Resources) was merged with the bargaining unit representing the employees of the Company's Fall River operations (formerly Fall River Gas). During fiscal 2002, the Company agreed to five-year contracts with two bargaining units representing employees of New England Gas Company's Providence operations (formerly ProvEnergy), which were effective May 2002; a four-year contract with one bargaining unit representing employees of New England Gas Company's Cumberland operations, effective May 2002; and a four-year contract with one bargaining unit representing employees of New England Gas Company's Fall River operations, effective April 2002; and a one year extension of a bargaining unit representing certain employees of the Company's Cumberland operations.

In December 1998, the Company agreed to five-year contracts with each bargaining-unit representing Missouri Gas Energy employees, which were effective in May 1999 and will expire in 2004.

The Company believes that its relations with its employees are good. From time to time, however, the Company may be subject to labor disputes. The Company did not experience any strikes or work stoppages during fiscal 2003. During fiscal 2002, the Company and one of five bargaining units representing New England Gas Company employees (comprising approximately 8% of Southern Union's total workforce at that time) were unable to reach agreement on the renewal of a contract that expired in January 2002. The resulting work stoppage, which did not have a material adverse effect on the Company's results of operations, financial condition or cash flows for fiscal 2002, was settled in May 2002 when the Company and the bargaining unit agreed to a new five-year contract.

                              Available Information

The company files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (SEC). Any document the Company files with the SEC may be read or copied at the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The Company's SEC filings are also available at the SEC's website at http://www.sec.gov and through the Company's website at http://www.southernunionco.com. The information on Southern Union's website is not incorporated by reference into and is not made a part of this report.

ITEM 2.  Properties.

                           Transportation and Storage

See ITEM 1. Business - Transportation and Storage Segment for information concerning the general location and characteristics of the important physical properties and assets of the Transportation and Storage segment.

                                  Distribution

See ITEM 1. Business - Distribution Segment for information concerning the general location and characteristics of the important physical properties and assets of the Distribution segment.

                                      Other

Power Corp. retains ownership of two electric power plants that share a site in Archbald, Pennsylvania. Power Corp. acquired the first plant, a 25-megawatt cogeneration facility fueled by a combination of natural gas and methane, in November 1997. During fiscal 2001, Power Corp. constructed an additional 45-megawatt, natural gas-fired plant in a joint venture with Cayuga Energy. Power Corp. owns 49.9% of the second plant.

ITEM 3.  Legal Proceedings.

See Commitments and Contingencies in the Notes to Consolidated Financial Statements for a discussion of the Company's legal proceedings. See ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cautionary Statement Regarding Forward-Looking Information.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders of Southern Union during the quarter ended June 30, 2003.

                                     PART II

ITEM 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters.

                               Market Information

Southern Union's common stock is traded on the New York Stock Exchange under the symbol "SUG". The high and low sales prices (adjusted for any stock dividends) for shares of Southern Union common stock since July 1, 2001 are set forth below:

                                                              $/Share
                                                          High        Low

July 1 to September 15, 2003.....................     $   17.06  $   14.80

(Quarter Ended)
    June 30, 2003................................         17.00      11.53
    March 31, 2003...............................         16.40      11.50
    December 31, 2002............................         16.18       9.67
    September 30, 2002...........................         16.25       9.71

(Quarter Ended)
    June 30, 2002................................         18.00      13.44
    March 31, 2002...............................         18.31      15.06
    December 31, 2001............................         20.31      15.06
    September 30, 2001...........................         21.93      15.88

                                     Holders

As of September 15, 2003, there were 7,151 holders of record of Southern Union's common stock and 72,890,475 shares of Southern Union's common stock outstanding. The holders of record do not include persons whose shares are held of record by a bank, brokerage house or clearing agency, but does include any such bank, brokerage house or clearing agency that is a holder of record.

On September 15, 2003, 54,394,401 shares of Southern Union's common stock were held by non-affiliates (any director or executive officer, any of their immediate family members, or any holder known to be the beneficial owner of 10% or more of shares outstanding).

                                    Dividends

Provisions in certain of Southern Union's long-term debt and its bank credit facilities limit the payment of cash or asset dividends on capital stock. Under the most restrictive provisions in effect, Southern Union may not declare or pay any cash or asset dividends on its common stock or acquire or retire any of Southern Union's common stock, unless no event of default exists and the Company meets certain financial ratio requirements, which presently are met. Southern Union's ability to pay cash dividends may be limited by debt restrictions at Panhandle Energy that could limit Southern Union's access to funds from Panhandle Energy for debt service or dividends.

Southern Union has a policy of reinvesting its earnings in its businesses, rather than paying cash dividends. Since 1994, Southern Union has distributed an annual stock dividend of 5%. There have been no cash dividends on its common stock during this period. On July 31, 2003, July 15, 2002 and August 30, 2001, the Company distributed its annual 5% common stock dividend to stockholders of record on July 17, 2003, July 1, 2002 and August 16, 2001, respectively. A portion of each of the 5% stock dividends distributed on July 15, 2002 and August 30, 2001 was characterized as a distribution of capital due to the level of the Company's retained earnings available for distribution as of the declaration date.

                                      Plans

There is incorporated herein by reference the information that will appear in the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders under the caption Executive Officers and Compensation - Equity Compensation Plans.

ITEM 6.  Selected Financial Data.

                                                                    As of and for the year ended June 30,

                                                          2003(a)       2002(b)      2001(c)      2000(d)          1999
                                                       ------------   -----------  ------------  -----------    ------------

(dollars in thousands, except per share amounts)

Total operating revenues ..........................   $ 1,188,507$      980,614   $ 1,461,811   $   566,833    $   378,292
Net earnings (loss):
     Continuing operations ........................        43,669         1,520        40,159       (10,251)        (8,036)
     Discontinued operations (e) ..................        32,520        18,104        16,524        20,096         18,481
     Available for common stock ...................        76,189        19,624        57,285         9,845         10,445
Net  earnings (loss) per common and common
share equivalents (f):
     Continuing operations ........................           .74           .03           .67          (.20)          (.21)
     Discontinued operations ......................           .55           .30           .28           .39            .48
     Available for common stock ...................          1.29           .33           .95           .19            .27
Total assets ......................................     4,590,938     2,680,064     2,907,299     2,021,460      1,087,348
Common stockholders' equity .......................       920,418       685,346       721,857       735,455        301,058
Short-term debt and capital lease
     obligation ...................................       734,752       108,203         5,913         2,193          2,066
Long-term debt and capital lease
     obligation, excluding current portion ........     1,611,653     1,082,210     1,329,631       733,774        390,931
Company-obligated mandatorily
     redeemable preferred securities of
      subsidiary trust ............................       100,000       100,000       100,000       100,000        100,000

Average customers served (g) ......................       945,705       942,849       970,927       605,000        480,939


(a) Panhandle Energy was acquired on June 11, 2003 and was accounted for as a purchase. The Panhandle Energy assets were included in the Company's consolidated balance sheet at June 30, 2003 and its results of operations have been included in the Company's consolidated results of operations since June 11, 2003. For these reasons, the consolidated results of operations of the Company for the periods subsequent to the acquisition are not comparable to the same periods in prior years.
(b) Effective July 1, 2001, the Company has ceased amortization of goodwill pursuant to the Financial Accounting Standards Board Standard Accounting for Goodwill and Other Intangible Assets. Goodwill, which was previously classified on the consolidated balance sheet as additional purchase cost assigned to utility plant and amortized on a straight-line basis over forty years, is now subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, during fiscal year 2002, the Company recorded an after-tax restructuring charge of $8,990,000. See Goodwill and Intangibles and Employee Benefits in the Notes to Consolidated Financial Statements.
(c) The New England Operations, formed through the acquisition of Providence Energy Corporation and Fall River Gas Company on September 28, 2000, and Valley Resources, Inc. on September 20, 2000, were accounted for as a purchase and are included in the Company's consolidated balance sheet at June 30, 2001. The results of operations for the New England Operations have been included in the Company's consolidated results of operations since their respective acquisition dates. For these reasons, the consolidated results of operations of the Company for the periods subsequent to the acquisitions are not comparable to the same periods in prior years.
(d) The Pennsylvania Operations were acquired on November 4, 1999 and were accounted for as a purchase. The Pennsylvania Operations' assets were included in the Company's consolidated balance sheet at June 30, 2000 and its results of operations have been included in the Company's consolidated results of operations since November 4, 1999. For these reasons, the consolidated results of operations of the Company for the periods subsequent to the acquisition are not comparable to the same periods in prior years.
(e) Effective January 1, 2003, the Company sold its Southern Union Gas Company natural gas operating division and related assets, which have been accounted for as discontinued operations for all periods presented in this document. Net earnings from discontinued operations do not include any allocation of interest expense or other corporate costs, in accordance with generally accepted accounting principles. At the time of the sale, all outstanding debt of Southern Union Company and subsidiaries was maintained at the corporate level, and no debt was assumed by ONEOK, Inc. in the sale of the Texas Operations.
(f) Earnings per share for all periods presented were computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year adjusted for (i) the 5% stock dividends distributed on July 31, 2003, July 15, 2002, August 30, 2001, June 30, 2000 and August 6, 1999, and (ii) the 50% stock dividend distributed on July 13, 1998.
(g)  Includes average customers served by continuing operations.

ITEM 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Management's discussion and analysis of results of operations and financial condition is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of Southern Union's financial condition, changes in financial condition and results of operations. The following section includes an overview of Southern Union's business as well as recent developments that the Company believes are important in understanding its results of operations, as well as to anticipate future trends in those operations. Subsequent sections include an analysis of Southern Union's results of operations on a consolidated basis and on a segment basis for each reportable segment, and information relating to Southern Union's liquidity and capital resources, quantitative and qualitative disclosures about market risk and other matters.

                                    Overview

Southern Union Company (Southern Union and together with its subsidiaries, the Company) is primarily engaged in the transportation, storage and distribution of natural gas in the United States. The Company's interstate natural gas transportation and storage operations are conducted through Panhandle Energy, which serves approximately 500 customers in the Midwest and Southwest. Panhandle Energy was acquired by Southern Union on June 11, 2003, as further described below. The Company's local natural gas distribution operations are conducted through its three regulated utility divisions, Missouri Gas Energy, PG Energy and New England Gas Company, which collectively serve over 950,000 residential, commercial and industrial customers in Missouri, Pennsylvania, Rhode Island and Massachusetts.

On June 11, 2003, Southern Union acquired Panhandle Eastern Pipe Line Company and its subsidiaries (hereafter collectively referred to as Panhandle Energy) from CMS Energy Corporation for approximately $582 million in cash and in connection therewith incurred transaction costs estimated at $30 million. Additional consideration was financed by CMS Energy Corporation through their purchase of 3 million shares of Southern Union common stock (before adjustment for any subsequent stock dividends) valued at approximately $49 million based on market prices at closing. Southern Union also incurred additional deferred state income tax liabilities estimated at $18 million as a result of the transaction. At the time of the acquisition, Panhandle Energy had approximately $1.159 billion of debt outstanding that it retained. The Company funded the cash portion of the acquisition with approximately $437 million in cash proceeds it received for the January 1, 2003 sale of its Texas operations, approximately $121 million of the net proceeds it received from concurrent common stock and equity units offerings (see Note X - Stockholders' Equity) and with working capital available to the Company. The Company structured the Panhandle Energy acquisition and the sale of its Texas operations to qualify as a like-kind exchange of property under Section 1031 of the Internal Revenue Code of 1986, as amended. The acquisition was accounted for using the purchase method of accounting in accordance with accounting principles generally accepted in the United States with the purchase price paid by the Company being allocated to Panhandle Energy's net assets as of the acquisition date based on preliminary estimates. The Panhandle Energy assets acquired and liabilities assumed have been recorded in the Consolidated Balance Sheet as of June 30, 2003 at their estimated fair value and are subject to further assessment and adjustment pending the results of outside appraisals. Panhandle Energy's results of operations have been included in the Consolidated Statement of Operations since June 11, 2003. Thus, the Consolidated Statement of Operations for the periods subsequent to the acquisition are not comparable to the same periods in prior years.

Panhandle Energy is primarily engaged in the interstate transportation and storage of natural gas and also provides liquefied natural gas (LNG) terminalling and regasification services. The Panhandle Energy entities include Panhandle Eastern Pipe Line Company, LLC (Panhandle Eastern Pipe Line), Trunkline Gas Company, LLC (Trunkline), Sea Robin Pipeline Company (Sea Robin), Trunkline LNG Company, LLC (Trunkline LNG) and Pan Gas Storage Company, LLC (Pan Gas, also dba Southwest Gas Storage). Collectively, the pipeline assets include more than 10,000 miles of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the Panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes region. The pipelines have a combined peak day delivery capacity of 5.4 billion cubic feet per day, 72 billion cubic feet of owned underground storage capacity and 6.3 billion cubic feet of above ground LNG storage facilities. Trunkline LNG, located on Louisiana's Gulf Coast, operates one of the nation's largest LNG import terminals.

Effective January 1, 2003, the Company completed the sale of its Southern Union Gas natural gas operating division and related assets to ONEOK, Inc. (ONEOK) for approximately $437,000,000 in cash resulting in a pre-tax gain of $62,992,000. In addition to Southern Union Gas, the sale involved the disposition of Mercado Gas Services, Inc. (Mercado), SUPro Energy Company (SUPro), Southern Transmission Company (STC), Southern Union Energy International, Inc. (SUEI), Southern Union International Investments, Inc. (Investments) and Norteno Pipeline Company (Norteno) (collectively, the Texas Operations). Southern Union Gas distributed natural gas as a public utility to approximately 535,000 customers throughout Texas, including the cities of Austin, El Paso, Brownsville, Galveston and Port Arthur. Mercado marketed natural gas to commercial and industrial customers. SUPro provided propane gas services to approximately 4,000 customers located principally in Austin, El Paso and Alpine, Texas as well as Las Cruces, New Mexico and surrounding communities. STC owned and operated 118.8 miles of intrastate pipeline that served commercial, industrial and utility customers in central, southern and coastal Texas. SUEI and Investments participated in energy-related projects internationally. Energia Estrella del Sur, S. A. de C. V., a wholly-owned Mexican subsidiary of SUEI and Investments, had a 43% equity ownership in a natural gas distribution company, along with other related operations, which served 23,000 customers in Piedras Negras, Mexico, across the border from Southern Union Gas' Eagle Pass, Texas service area. Norteno owned and operated interstate pipelines that served the gas distribution properties of Southern Union Gas and the Public Service Company of New Mexico. Norteno also transported gas through its interstate network to the country of Mexico for Pemex Gas y Petroquimica Basica. In accordance with accounting principles generally accepted in the United States, the assets and liabilities sold have been segregated and reported as "held for sale" in the Consolidated Balance Sheet as of June 30, 2002, and the related results of operations and gain on sale have been segregated and reported as "discontinued operations" in the Consolidated Statement of Operations and Consolidated Statement of Cash Flows for all periods presented.

In September 2000, Southern Union acquired Providence Energy Corporation (ProvEnergy), Fall River Gas Company (Fall River Gas), and Valley Resources (Valley Resources). Collectively, these companies (hereafter referred to as the Company's New England Operations) were acquired for approximately $422,000,000 in cash and 1,370,629 shares (before adjustment for any subsequent stock dividends) of Southern Union common stock, as well as the assumption of approximately $140,000,000 in long-term debt. The results of operations from ProvEnergy and Fall River Gas have been included in the Consolidated Statement of Operations since September 28, 2000, and the results of operations from Valley Resources have been included in the Consolidated Statement of Operations since September 20, 2000. Thus, the Consolidated Statement of Operations for the periods subsequent to these acquisitions is not comparable to the same periods in prior years. These acquisitions were accounted for using the purchase method.

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

In April 2002, PG Energy Services' (Energy Services) propane operations, which sold liquid propane to residential, commercial and industrial customers, were sold for $2,300,000, resulting in a pre-tax gain of $1,200,000. In July 2001, Energy Services' commercial and industrial gas marketing contracts were sold for $4,972,000, resulting in a pre-tax gain of $4,653,000. In June 2001, the Company sold Keystone, which engaged primarily in the construction, maintenance, and rehabilitation of natural gas distribution pipelines, for $3,300,000, resulting in a pre-tax gain of $707,000.
                              Results of Operations

In this section the Company's results of operations are discussed on a consolidated basis and on a segment basis for each of the two reportable segments. The Company's reportable segments include the Transportation and Storage segment and the Distribution segment. Segment results of operations are presented on a net operating revenues basis. Net operating revenues is defined as operating margin, less operating maintenance and general expenses, depreciation and amortization, and taxes other than on income and revenues, and represents one of the financial measures that the Company uses to internally manage its business. For additional segment reporting information, see Note XXI -- Reportable Segments.

Consolidated Results

The following table provides selected financial data regarding the Company's consolidated results of operations for fiscal 2003, 2002 and 2001:

                                                                                     Years Ended June 30,
                                                                       ------------------------------------------------
                                                                           2003              2002             2001
                                                                       -------------    -------------     -------------
                                                                                    (thousands of dollars)
Net operating revenues:
    Distribution segment..........................................     $     142,762    $     135,502     $     123,484
    Transportation and storage segment............................             9,635               --                --
    All other segment.............................................                13               --              (413)
Business restructuring charges....................................                --          (29,159)               --
    Corporate.....................................................           (10,039)         (15,218)          (21,806)
                                                                       -------------    -------------     -------------
       Total net operating revenues...............................           142,371           91,125           101,265

Other income (expenses):
    Interest......................................................           (83,343)         (90,992)         (102,928)
    Dividends on preferred securities of subsidiary trust.........            (9,480)          (9,480)           (9,480)
    Other, net....................................................            18,394           14,278            81,401
                                                                       -------------    -------------     -------------
       Total other expenses, net..................................           (74,429)         (86,194)          (31,007)
                                                                       -------------    -------------     -------------

Federal and state income taxes....................................            24,273            3,411            30,099
                                                                       -------------    -------------     -------------
Net earnings from continuing operations...........................            43,669            1,520            40,159
                                                                       -------------    -------------     -------------

Discontinued operations:
    Earnings from discontinued operations before income taxes.....            84,773           29,801            26,425
    Federal and state income taxes................................            52,253           11,697             9,901
                                                                       -------------    -------------     -------------
Net earnings from discontinued operations.........................            32,520           18,104            16,524
                                                                       -------------    -------------     -------------

Cumulative effect of change in accounting principle, net of tax...                --               --               602
                                                                       -------------    -------------     -------------
Net earnings available for common stock...........................     $      76,189    $      19,624     $      57,285
                                                                       =============    =============     =============

Net Earnings - 2003 Compared to 2002. Southern Union Company's 2003 (fiscal year ended June 30) net earnings available for common stock were $76,189,000 ($1.29 per common share, diluted for outstanding options and warrants -- hereafter referred to as per share), compared with $19,624,000 ($.33 per share) in 2002. The $56,565,000 increase reflects a $42,149,000 increase in net earnings from continuing operations and a $14,416,000 increase in net earnings from discontinued operations, as further discussed below.

Net earnings from continuing operations were $43,669,000 ($.74 per share) in 2003 compared with $1,520,000 ($.03 per share) in 2002. The increase was primarily due to the following:

o a $7,260,000 increase in net operating revenues from the Distribution segment (see Business Segment Results - Distribution Segment);

o a $9,635,000 increase in net operating revenues from the Transportation and Storage segment (see Business Segment Results - Transportation and Storage Segment);

o a total of $29,159,000 in business restructuring charges, recorded in the first quarter of fiscal 2002 with no comparable charge in fiscal 2003 (see Business Restructuring Charges);

o        a $5,179,000 decrease in corporate costs (see Corporate);

o        a $7,649,000 decrease in interest expense (see Interest Expense);

o        a $4,116,000 increase in other income (see Other Income (Expense),Net).

The above items were partially offset by a $20,862,000 increase in income tax expense (see Federal and State Income Taxes).

Net earnings from discontinued operations were $32,520,000 ($.55 per share) in 2003 compared with $18,104,000 ($.30 per share) in 2002. The $14,416,000 increase was primarily due to the recording of an $18,928,000 after-tax gain on sale of the Texas Operations (see Discontinued Operations).

Net Earnings - 2002 Compared to 2001. Southern Union Company's 2002 net earnings available for common stock were $19,624,000 ($.33 per share), compared with $57,285,000 ($.95 per share) in 2001. The $37,661,000 decrease reflects a
$38,639,000 decrease in net earnings from continuing operations and a $1,580,000 increase in net earnings from discontinued operations, as further discussed below.

Net earnings from continuing operations were $1,520,000 ($.03 per share) in 2002 compared with $40,159,000 ($.67 per share) in 2001. The decrease was primarily due to the following:

o a total of $29,159,000 in business restructuring charges, recorded in the first quarter of fiscal 2002 (see Business Restructuring Charges);

o a $67,123,000 decrease in other income (see Other Income (Expense), Net).

The above items were partially offset by:

o a $12,018,000 increase in net operating revenues from the Distribution segment (see Business Segment Results - Distribution Segment);

o         a $6,588,000 decrease in corporate costs (see Corporate);

o         an $11,936,000 decrease in interest expense (see Interest Expense);

o a $26,688,000 decrease in income tax expense (see Federal and State Income Taxes).

Net earnings from discontinued operations were $18,104,000 ($.30 per share) in 2002 compared with $16,524,000 ($.27 per share) in 2001, an increase of $1,580,000 (see Discontinued Operations).

Business Restructuring Charges. Business reorganization and restructuring initiatives were commenced in August 2001 as part of a previously announced Cash Flow Improvement Plan designed to increase annualized pre-tax cash flow from operations by at least $50 million by the end of fiscal 2002. Actions taken by the Company included (i) the offering of voluntary Early Retirement Programs
(ERPs) in certain of its operating divisions and (ii) a limited reduction in force (RIF) within its corporate offices. ERPs, providing for increased benefits for those electing retirement, were offered to approximately 325 eligible employees across the Company's operating divisions, with approximately 59% of such eligible employees accepting. The RIF was limited solely to certain corporate employees in the Company's Austin and Kansas City offices where forty-eight employees were offered severance packages. In connection with the corporate reorganization and restructuring efforts, the Company recorded a charge of $30,553,000 during the quarter ended September 30, 2001. This charge was reduced by $1,394,000 during the quarter ended June 30, 2002, as a result of the Company's ability to negotiate more favorable terms on certain of its restructuring liabilities. The charge included: $16.4 million of voluntary and accepted ERP's, primarily through enhanced benefit plan obligations, and other employee benefit plan obligations; $6.8 million of RIF within the corporate offices and related employee separation benefits; and $6.0 million connected with various business realignment and restructuring initiatives. All restructuring actions were completed as of June 30, 2002.

Corporate. The Company's Corporate net operating loss in 2003 decreased by $5,179,000, or 34%, to $10,039,000. The decrease in Corporate loss primarily reflects the impact of the previously discussed business reorganization and restructuring initiatives that were commenced in August 2001.

The Company's Corporate net operating loss in 2002 decreased by $6,588,000, or 30%, to $15,218,000. The decrease in Corporate loss primarily reflects the impact of the previously discussed business reorganization and restructuring initiatives that were commenced in August 2001, including the limited RIF within the corporate offices, which resulted in reduced salary and benefit costs and other corporate operating expenses.

Interest Expense. Total interest expense in 2003 decreased by $7,649,000, or 8%, to $83,343,000. Interest expense decreased by $9,181,000 in 2003 on the $311,087,000 bank note (the 2002 Term Note) entered into by the Company on July 15, 2002 to refinance a portion of the $485 million Term Note entered into by the Company on August 28, 2000 to (i) fund the cash consideration paid to stockholders of Fall River Gas, ProvEnergy and Valley Resources, (ii) refinance and repay long- and short-term debt assumed in the New England Operations, and
(iii) acquisition costs of the New England Operations. This decrease in the 2002 Term Note interest was due to reductions in LIBOR rates during 2003 and the principal repayment of $100,000,000 of the note during 2003. The Company recorded $1,760,000 in interest on long-term debt related to the Panhandle properties in 2003.

Interest expense on short-term debt in 2003 increased from $7,187,000 to $8,668,000, primarily due to the increase in the average amount of short-term debt outstanding from $176,600,000 to $223,350,000 during the year. The increase in the average amount of short-term debt outstanding during 2003 was primarily due to (i) higher than normal short-term debt outstanding due to high gas costs and accounts receivable in 2003 and (ii) the repayment of various principal amounts of the 2002 Term Note and other long-term debt with borrowings under the Company's credit facilities. Draws on short-term debt arise as Southern Union is required to make payments to natural gas suppliers in advance of the receipt of cash payments from the Company's customers and to fund other working capital requirements, if other funds are not then available. The average rate of interest on short-term debt decreased from 3.2% to 2.4% in 2003.

Total interest expense in 2002 decreased by $11,936,000, or 12%, to $90,992,000. Interest expense decreased by $11,299,000 in 2002 on the $485,000,000 Term Note entered into by the Company on August 28, 2000, previously discussed. This decrease in Term Note interest was due to significant reductions in LIBOR rates during 2002 and the principal repayment of $135,000,000 of the Term Note during 2002.

Interest expense on short-term debt in 2002 decreased from $7,913,000 to $7,187,000, primarily due to the significant decrease in LIBOR rates during 2002, which was partially offset by an increase in the average amount of short-term debt outstanding from $123,829,000 to $176,600,000 during the year. The increase in the average amount of short-term debt outstanding during 2002 was primarily due to (i) higher than normal short-term debt outstanding due to high gas costs and accounts receivable in 2001, (ii) an increase in the Company's seasonal borrowing requirements due to the acquisition of the New England Operations, and (iii) the repayment of various principal amounts of the Term Note with borrowings under the Company's credit facilities. The average rate of interest on short-term debt decreased from 6.4% to 3.2% in 2002.

Other Income (Expense), Net. Other income, net, in 2003 was $18,394,000, compared with $14,278,000 in 2002. Other income in 2003 includes a gain of $22,500,000 on the settlement of the Company's claims against Southwest Gas Corporation (Southwest) and other parties related to the Southwest litigation, which was partially offset by $5,949,000 of related legal costs, income of $2,016,000 generated from the sale and/or rental of gas-fired equipment and appliances by various operating subsidiaries and $567,000 of realized gains on the sale of a portion of Southern Union's holdings in Capstone Turbine Corporation (Capstone).

Other income, net, in 2002 of $14,278,000 includes gains of $17,166,000 generated through the settlement of several interest rate swaps, the recognition of $6,204,000 in previously recorded deferred income related to financial derivative energy trading activity, a gain of $4,653,000 realized through the sale of marketing contracts held by PG Energy Services Inc., income of $2,234,000 generated from the sale and/or rental of gas-fired equipment and appliances, a gain of $1,200,000 realized through the sale of the propane assets of PG Energy Services Inc., $1,004,000 of realized gains on the sale of investment securities, and power generation and sales income of $971,000. These items were partially offset by a non-cash charge of $10,380,000 to reserve for the impairment of the Company's investment in a technology company, $9,100,000 of legal costs associated with Southwest, and a $1,500,000 loss on the sale of South Florida Natural Gas and Atlantic Gas Corporation (the Florida Operations).

Other income, net, in 2001 of $81,401,000 included realized gains on the sale of investment securities of $74,582,000, a $13,532,000 gain on the sale of non-core real estate and $6,838,000 of interest and dividend income. These items were partially offset by $12,855,000 of legal costs associated with Southwest.

Federal and State Income Taxes. Federal and state income tax expense from continuing operations in 2003, 2002 and 2001 was $24,273,000, $3,411,000 and
$30,099,000, respectively. The Company's consolidated federal and state effective income tax rate was 36%, 69% and 43% in 2003, 2002 and 2001, respectively. The fluctuation in the effective federal and state income tax rate in 2003 compared with 2002 is primarily the result of non-tax deductible write-off of goodwill in 2002 as a result of the sale of the Florida Operations, along with the change in the level of pre-tax earnings. The fluctuation in the effective federal and state income tax rate in 2002 compared with 2001 is primarily the result of the sale of the Florida Operations in 2002 which had non-tax deductible goodwill on its financial statements, along with the change in the level of pre-tax earnings.

Discontinued Operations. Net earnings from discontinued operations were $32,520,000 ($.55 per share) in 2003 compared with $18,104,000 ($.30 per share)
in 2002, an increase of $14,416,000. The Company completed the sale of its Texas Operations in 2003 resulting in an after-tax gain on sale of $18,928,000 that is reported in earnings from discontinued operations in accordance with the Financial Accounting Standards Board (FASB) standard, Accounting for the Impairment or Disposal of Long-Lived Assets. The after-tax gain on the sale of the Texas Operations was impacted by the elimination of $70,469,000 of goodwill related to these operations which was primarily non-tax deductible. The timing of the Texas Operations' disposition, completed effective January 1, 2003, resulted in a $15,448,000 decrease in pre-tax earnings from discontinued operations in 2003 as compared with 2002. This decrease in earnings was partially offset by a $3,579,000 pre-tax reduction in depreciation expense, recorded during the quarter ended December 31, 2002. In accordance with the previously mentioned FASB standard, once the assets of the Texas Operations were deemed to be "held for sale" in October 2002, depreciation of such assets ceased. Additionally, during the quarter ended September 30, 2001, the Texas Operations recorded a charge of $2,153,000 in connection with the previously discussed reorganization and restructuring efforts under the Cash Flow Improvement Plan and recognized a goodwill impairment loss of $1,941,000 based on prices of comparable businesses for certain non-core properties.

Net earnings from discontinued operations were $18,104,000 ($.30 per share) in 2002 compared with $16,524,000 ($.27 per share) in 2001. The increase in earnings from discontinued operations was impacted by a $4,379,000 pre-tax reduction in bad debt expense due to a decrease in delinquent customer receivables resulting from lower gas prices and warmer weather in 2002 as compared with 2001, and the absence of expense in 2002 relating to financial derivative energy trading activity of a former subsidiary which generated $5,685,000 of pre-tax losses in 2001. These items were partially offset by a $3,286,000 decrease in operating margin primarily due to a reduction in sales volumes from 54,520 MMcf in 2001 to 49,115 MMcf in 2002 as a result of weather that was 93% of normal in 2002 as compared with 112% of normal in 2001. Additionally in 2002, the Texas Operations recorded a pre-tax charge of $2,153,000 in connection with the previously discussed reorganization and restructuring efforts under the Cash Flow Improvement Plan.

Employees. The Company's continuing operations employed 3,041, 1,855 and 2,404 individuals as of June 30, 2003, 2002 and 2001, respectively. After gas purchases and taxes, employee costs and related benefits are the Company's most significant expense. Such expense includes salaries, payroll and related taxes, and employee benefits such as health, savings, retirement and educational assistance.

Effective August 1, 2003, the Company agreed to a three-year contract with a bargaining unit representing a portion of PG Energy employees. During fiscal 2001, the Company agreed to a three-year contract with another bargaining unit representing the remaining PG Energy unionized employees, effective April 2001.

Effective May 28, 2003, Panhandle Energy agreed to a three-year contract with a bargaining unit representing the Panhandle Energy employees that will expire on May 27, 2006.

During fiscal 2003, the bargaining unit representing certain employees of New England Gas Company's Cumberland operations (formerly Valley Resources) was merged with the bargaining unit representing the employees of the Company's Fall River operations (formerly Fall River Gas). During fiscal year 2002, the Company agreed to five-year contracts with two bargaining units representing employees of New England Gas Company's Providence operations (formerly ProvEnergy), which were effective May 2002; a four-year contract with one bargaining unit representing employees of New England Gas Company's Cumberland operations, effective May 2002; and a four-year contract with one bargaining unit representing employees of New England Gas Company's Fall River operations, effective April 2002; and a one year extension of a bargaining unit representing certain employees of the Company's Cumberland operations.

In December 1998, the Company agreed to five-year contracts with each bargaining-unit representing Missouri employees, which were effective in May 1999.

Business Segment Results

Distribution Segment -- The Company's Distribution segment is primarily engaged in the local distribution of natural gas in Missouri, Pennsylvania, Rhode Island and Massachusetts. Its operations are conducted through the Company's three regulated utility divisions: Missouri Gas Energy, PG Energy and New England Gas Company. Collectively, the utility divisions serve more than 950,000 residential, commercial and industrial customers through local distribution systems consisting of 14,093 miles of mains, 9,421 miles of service lines and 76 miles of transmission lines. The utility divisions' rates and operations are subject to regulation by the regulatory commissions of the states in which each operates. The utility divisions' operations are generally sensitive to weather and seasonal in nature, with a significant percentage of annual operating revenues and net earnings occurring in the traditional winter heating season. In fiscal 2003, this segment represented 98 percent of the Company's total operating revenues.

The Company's management is committed to achieving profitable growth of its utility divisions in an increasingly competitive business environment and to enhance shareholder value. Management's strategies for achieving these objectives principally consist of: (i) to focus the divisions in meeting their allowable rates of returns; (ii) manage capital spending and operating costs without sacrificing customer safety or quality service; and (iii) solidify the Company's relationships with regulatory bodies that oversee the various operations. Management develops and continually evaluates these strategies and their implementation by applying their experience and expertise in analyzing the energy industry, technological advances, market opportunities and general business trends. Each of these strategies, as implemented throughout the Company's existing divisions, reflects the Company's commitment to its natural gas utility business.





The following table provides summary data regarding the Distribution segment's results of operations for fiscal 2003, 2002 and 2001:

                                                                                     Years Ended June 30,
                                                                       ------------------------------------------------
                                                                           2003              2002             2001
                                                                       -------------    -------------     -------------
Financial Results                                                                   (thousands of dollars)
Operating revenues................................................     $   1,158,964    $     968,933     $   1,304,012
Cost of gas and other energy......................................          (723,719)        (568,447)         (888,760)
Revenue-related taxes.............................................           (40,485)         (33,410)          (49,869)
                                                                       -------------    -------------     -------------
    Operating margin..............................................           394,760          367,076           365,383
Operating expenses:
    Operating, maintenance, and general...........................           171,463          154,906           155,929
    Depreciation and amortization.................................            56,396           53,937            65,106
    Taxes other than on income and revenues.......................            24,139           22,731            20,864
                                                                       -------------    -------------     -------------
       Total operating expense....................................           251,998          231,574           241,899
                                                                       -------------    -------------     -------------
       Net operating revenues.....................................     $     142,762    $     135,502     $     123,484
                                                                       =============    =============     =============

Operating Information
Gas sales volumes (MMcf)..........................................           122,115          101,036           121,854
Gas transported volumes (MMcf)....................................            66,218           65,757            63,750
Weather:
    Degree Days:
       Missouri Gas Energy service territories....................             5,105            4,419             5,541
       PG Energy service territories..............................             6,654            5,373             6,621
       New England Gas Company service territories................             6,143            4,980             5,273
    Percent of 30-year measure:
       Missouri Gas Energy service territories....................                98%              85%              106%
       PG Energy service territories..............................               106%              86%              105%
       New England Gas Company service territories................               107%              85%              102%


Operating Revenues. Operating revenues in 2003 compared with 2002 increased $190,031,000, or 20%, to $1,158,964,000 while gas purchase and other energy costs increased $155,272,000, or 27%, to $723,719,000. The increase in both operating revenues and gas purchase and other energy costs between periods was primarily due to a 21% increase in gas sales volumes to 122,115 MMcf in 2003 from 101,036 MMcf in 2002 and by a 5% increase in the average cost of gas from $5.63 per Mcf in 2002 to $5.93 per Mcf in 2003. The increase in gas sales volume is primarily due to colder-than-normal or near-normal weather in the Company's utility service territories as compared with warmer-than-normal weather in 2002. The increase in the average cost of gas is due to increases in average spot market gas prices throughout the Company's distribution system as a result of seasonal impacts on demands for natural gas as well as the current competitive pricing occurring within the entire energy industry. Additionally impacting operating revenues in 2003 was a $7,076,000 increase in gross receipt taxes primarily due to an increase in gas purchase and other energy costs. Gross receipt taxes are levied on sales revenues billed to the customers and remitted to the various taxing authorities.

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

Gas transportation volumes in 2003 increased 461 MMcf to 66,218 MMcf at an average transportation rate per Mcf of $.56 in 2002 and $.58 in 2003.

Operating revenues in 2002 compared with 2001 decreased by $335,079,000, or 26%, to $968,933,000 while gas purchase and other energy costs decreased $320,313,000, or 36%, to $568,447,000. The decrease in both operating revenues and gas purchase and other energy costs between periods was primarily due to a 17% decrease in gas sales volumes to 101,036 MMcf in 2002 from 121,854 MMcf in 2001 and by a 23% decrease in the average cost of gas from $7.29 per Mcf in 2001 to $5.63 per Mcf in 2002. The decrease in gas sales volumes is primarily due to warmer-than-normal weather in the Company's utility service territories as compared to colder-than-normal weather in 2001. The decrease in the average cost of gas is due to decreases in average spot market gas prices throughout the Company's distribution system as a result of seasonal impacts on demands for natural gas as well as the competitive pricing occurring within the entire energy industry. Additionally impacting operating revenues in 2002 was a $16,460,000 decrease in gross receipt taxes primarily due to a decrease in gas purchase and other energy costs. The decrease in operating revenues in 2002 was partially offset by the timing of the acquisition of the New England Operations in September 2000, as well as the $10,973,000 annual revenue increase granted to Missouri Gas Energy effective August 2001 and the $10,800,000 annual revenue increase granted to PG Energy effective January 2001.

Gas transportation volumes in 2002 increased 2,007 MMcf to 65,757 MMcf at an average transportation rate per Mcf of $.56 in 2002 and $.53 in 2001.

Operating Margin. Operating margin in 2003 (operating revenues less gas purchase and other energy costs and revenue-related taxes) increased by $27,684,000, compared with an increase of $1,693,000 in 2002. Operating margins and earnings are primarily dependent upon gas sales volumes and gas service rates. The level of gas sales volumes is sensitive to the variability of the weather as well as the timing of acquisitions and divestitures. Sales volumes, which benefited from generally colder-than-normal weather in 2003 and 2001, were negatively impacted by unusually mild temperatures throughout fiscal 2002. Missouri, Pennsylvania and New England accounted for 37%, 24% and 39%, respectively, of the segment's operating margin in 2003 and 37%, 23% and 40%, respectively, in 2002.

Customers. The average number of customers served in 2003, 2002 and 2001 was 944,657, 935,229 and 935,158, respectively. Changes in customer totals between years primarily reflect the impact of acquisitions and sales not accounted for as discontinued operations. Missouri Gas Energy served 492,195 customers in central and western Missouri. PG Energy served 156,980 customers in northeastern and central Pennsylvania, and New England Gas Company served 295,482 customers in Rhode Island and Massachusetts during 2003.

Operating Expenses. Operating, maintenance and general expenses in 2003 increased $16,557,000, or 11%, to $171,463,000. The increase is primarily due to $6,370,000 of increased pension and other postretirement benefit costs primarily due to volatility in the stock markets, $4,265,000 of increased insurance expense, and $3,547,000 of increased bad debt expense resulting from higher customer receivables due to higher gas prices and colder weather in 2003. The Company also experienced increases in employee payroll and other operating and maintenance costs as a result of the colder weather in 2003. These items were partially offset by realized savings in operating costs from the Cash Flow Improvement Plan (see Business Restructuring Charges).

Depreciation and amortization expense in 2003 increased $2,459,000 to $56,396,000. The increase was primarily due to normal growth in plant.

Taxes other than on income and revenues, principally consisting of property, payroll and state franchise taxes increased $1,408,000 to $24,139,000 in 2003, primarily due to an increase in state franchise taxes.

Operating, maintenance and general expenses in 2002 decreased $1,023,000, or 1%, to $154,906,000. A decrease in bad debt expense of $11,500,000 resulted from a decrease in delinquent customer receivables as a result of lower gas prices and warmer weather in 2002 as compared with 2001. Additionally, in connection with the Company's Cash Flow Improvement Plan announced in July 2001, the Company realized savings of approximately $7,722,000 during 2002 primarily due to the acceptance of voluntary ERPs in certain of its utility operating divisions. The Company also experienced decreases in employee payroll and other operating and maintenance costs as a result of the warmer weather in 2002. These items were partially offset by $18,005,000 of increased operating expenses in 2002 due to the timing of the acquisition of the New England Operations, and $7,657,000 of increased pension and other postretirement benefits expense, primarily due to volatility in the stock markets.

Depreciation and amortization expense in 2002 decreased $11,169,000 to $53,937,000. The decrease was primarily due to the elimination of goodwill amortization resulting from the Company's adoption of Goodwill and Other Intangible Assets effective July 1, 2001. In accordance with this Standard, the Company has ceased the amortization of goodwill, which generated $14,992,000 of expense in 2001, and currently accounts for goodwill on an impairment-only approach. See Other Matters -- Critical Accounting Policies and Goodwill and Intangibles in the Notes to the Consolidated Financial Statements. The decrease in 2002 also reflects $5,941,000 of reduced depreciation expense from reduced depreciation rates in Missouri as a result of changes in the previously mentioned rate settlement. These items were partially offset by $6,076,000 of increased depreciation expense in 2002, due to the timing of the acquisition of the New England Operations, and normal growth in plant.

Taxes other than on income and revenues increased $1,867,000 to $22,731,000 in 2002. The increase was also primarily the result of the acquisition of the New England Operations.

Transportation and Storage Segment -- The Transportation and Storage segment is primarily engaged in the interstate transportation and storage of natural gas in the Midwest and Southwest, and also provides LNG terminalling and regasification services. Its operations are conducted through Panhandle Energy, which the Company acquired on June 11, 2003. In fiscal 2003, this segment represented two percent of the Company's total operating revenues.

Panhandle Energy operates a large natural gas pipeline network, which provides approximately 500 customers in the Midwest and Southwest with a comprehensive array of transportation services. Panhandle Energy's major customers include 25 utilities located primarily in the United States Midwest market area, which encompasses large portions of Illinois, Indiana, Michigan, Missouri, Ohio and Tennessee.

The results of operations from Panhandle Energy have been included in the Consolidated Statement of Operations since June 11, 2003. The following table provides summary data regarding the Transportation and Storage segment's results of operations for the period owned by Southern Union.

                                                     June 12, 2003
                                                          to
                                                     June 30, 2003
Financial Results                              (thousands of dollars)
Transportation revenues.....................     $       18,504
Storage revenues............................              2,097
LNG terminalling revenues...................              3,244
Other revenues..............................                684
                                                  --------------
    Total operating revenues................             24,529
Operating expenses:
    Operating, maintenance, and general.....             10,102
    Depreciation and amortization...........              3,197
    Taxes other than on income and revenues.              1,595
                                                  --------------
       Total operating expense..............             14,894
                                                  --------------
       Net operating revenues...............     $        9,635
                                                  ==============

Operating Information
Volumes transported (TBtu)...................               69
Customers served  ...........................              531

                         Liquidity and Capital Resources

Operating Activities. The seasonal nature of Southern Union's business results in a high level of cash flow needs to finance gas purchases and other energy costs, outstanding customer accounts receivable, and certain tax payments. Additionally, significant cash flow needs may be required to finance current debt service obligations. To provide these funds, as well as funds for its continuing construction and maintenance programs, the Company has historically used cash flows from operations and its credit facilities. Because of available credit and the ability to obtain various types of market financing, combined with anticipated cash flows from operations, management believes it has adequate financial flexibility and access to the financial markets to meet its short-term cash needs.

The Company has increased the scale of its natural gas transportation, storage and distribution operations and the size of its customer base by pursuing and consummating business acquisitions. On June 11, 2003, the Company acquired Panhandle Energy. On September 20, 2000, the Company acquired Valley Resources and on September 28, 2000, the Company acquired both Fall River Gas and ProvEnergy. See Note II -- Acquisitions and Sales. Acquisitions require a substantial increase in expenditures that may need to be financed through cash flow from operations or future debt and equity offerings. The availability and terms of any such financing sources will depend upon various factors and conditions such as the Company's combined cash flow and earnings, the Company's resulting capital structure, and conditions in the financial markets at the time of such offerings. Acquisitions and financings also affect the Company's combined results due to factors such as the Company's ability to realize any anticipated benefits from the acquisitions, successful integration of new and different operations and businesses, and effects of different regional economic and weather conditions. Future acquisitions or related acquisition financing or refinancing may involve the issuance of shares of the Company's common stock, which could have a dilutive effect on the then-current stockholders of the Company. See Other Matters -- Cautionary Statement Regarding Forward-Looking Information.

Cash flows from operating activities before changes in operating assets and liabilities for 2003 were $147,061,000 compared with $177,715,000 and $94,465,000 for 2002 and 2001, respectively. After changes in operating assets and liabilities, cash flows from operating activities were $55,696,000 in 2003 compared with cash flows from operating activities of $273,616,000 in 2002 and cash flows used in operating activities of $147,099,000 for 2001. Changes in operating assets and liabilities used cash of $91,365,000 in 2003. Changes in operating assets and liabilities provided cash of $95,901,000 in 2002 and used cash of $241,564,000 in 2001. The unusually high accounts receivable balance that occurred due to high gas costs during 2003, the normal delay in the recovery of over $21 million in deferred purchased gas costs that the Company incurred during 2003 due to the regulatory lag in passing along such increased purchased gas costs to customers and the nearly $35 million in funds expended for replenishing natural gas stored in inventory in greater volumes and at higher rates than in 2002, negatively impacted working capital in 2003. The timing of acquisitions and the timing of natural gas purchases stored in inventory also impacted operating activities in prior years.

At June 30, 2003, 2002 and 2001, the Company's primary source of liquidity included borrowings available under the Company's credit facilities. On April 3, 2003, the Company entered into a short-term credit facility in the amount of $140,000,000 (the Short-Term Facility) that matures April 1, 2004. The Short-Term Facility was increased to $150,000,000 as of September 25, 2003. On April 3, 2003, the Company amended the terms and conditions of its $225,000,000 long-term credit facility (the Long-Term Facility), which expires on May 29, 2004. The Company has additional availability under uncommitted line of credit facilities (Uncommitted Facilities) with various banks. Borrowings under the Short-Term Facility and Long-Term Facility (together, the Facilities) are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. The Facilities are subject to a commitment fee based on the rating of the Company's senior unsecured notes (the Senior Notes). As of June 30, 2003, the commitment fees were an annualized 0.15% on the Short-Term Facility and 0.15% on the Long-Term Facility. The Facilities require the Company to meet certain covenants in order for the Company to be able to borrow under those agreements. A balance of $251,500,000 and $131,800,000 was outstanding under the Facilities at June 30, 2003 and 2002, respectively. As of September 15, 2003 there was a balance of $314,000,000 outstanding under these Facilities.

The Company leases certain facilities, equipment and office space under cancelable and noncancelable operating leases. The minimum annual rentals under operating leases for the next five years ending June 30 are as follows:
2004--$18,614,000; 2005--$16,001,000; 2006--$14,345,000; 2007--$7,193,000;
2008--$6,329,000 and thereafter $5,038,000. The Company is also committed under various agreements to purchase certain quantities of gas in the future. At June 30, 2003, the Company's Distribution segment has purchase commitments for natural gas transportation services, storage services and certain quantities of natural gas at a combination of fixed, variable and market-based prices that have an aggregate value of approximately $1,669,538,000. The Company's purchase commitments may be extended over several years depending upon when the required quantity is purchased. The Company has purchase gas tariffs in effect for all its utility service areas that provide for recovery of its purchase gas costs under defined methodologies and the Company believes that all costs incurred under such commitments will be recovered through its purchase gas tariffs.

Investing Activities. Cash flow used in investing activities in 2003 increased $152,134,000 to $191,360,000. Cash flow used in investing activities decreased by $395,527,000 to $39,226,000 in 2002. Investing activity cash flow was primarily affected by additions to property, plant and equipment, acquisition and sales of operations, sales and purchases of investment securities and the settlement of interest rate swaps.

During 2003, 2002 and 2001, the Company expended $79,730,000, $70,698,000 and
$100,752,000, respectively, for capital expenditures excluding acquisitions. The Transportation and Storage segment expended $5,128,000 for capital expenditures in 2003. The remaining capital expenditures for the last three years primarily related to Distribution segment system replacement and expansion. Included in these capital expenditures were $9,094,000, $7,860,000 and $14,040,000 for the Missouri Gas Energy Safety Program in 2003, 2002 and 2001, respectively. Cash flow from operations has historically been utilized to finance capital expenditures and is expected to be the primary source for future capital expenditures.

In June 2003, Southern Union acquired Panhandle Energy for approximately $582 million in cash plus 3 million shares of Southern Union common stock (before adjustment for any subsequent stock dividends). On the date of acquisition, Panhandle Energy had approximately $59 million in cash and cash equivalents. In September 2000, Southern Union acquired the New England Operations for 1,370,629 pre-stock dividend shares of Southern Union common stock and $414,497,000 in cash.

In January 2003, the Company completed the sale of its Southern Union Gas natural gas operating division and related assets for approximately $437,000,000 in cash resulting in a pre-tax gain of $62,992,000. During 2003, 2002 and 2001, the Company expended $13,410,000, $23,215,000 and $22,012,000, respectively, for capital expenditures relating to the assets of these operations which have been classified as held for sale.

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

During 2003, 2002 and 2001, the Company sold a portion of its investment holdings in Capstone for $782,000, $1,213,000 and $84,762,000, respectively, resulting in pre-tax gains of $567,000, $1,004,000 and $74,582,000, respectively. During 2002 and 2001, the Company purchased investment securities of $938,000 and $12,495,000, respectively.

Trunkline LNG has contractual obligations to complete the planned expansion of its LNG importing terminal, which is projected to be in service by January 1, 2006. The expansion expenditures are projected to be $123 million over the next three fiscal years.

Pursuant to a 1989 MPSC order, Missouri Gas Energy is engaged in a major gas safety program in its service territories (Missouri Gas Energy Safety Program). This program includes replacement of company- and customer-owned gas service and yard lines, the movement and resetting of meters, the replacement of cast iron mains and the replacement and cathodic protection of bare steel mains. In recognition of the significant capital expenditures associated with this safety program, the MPSC permits the deferral, and subsequent recovery through rates, of depreciation expense, property taxes and associated carrying costs. The continuation of the Missouri Gas Energy Safety Program will result in significant levels of future capital expenditures. The Company estimates incurring capital expenditures of $8.5 million in 2004 related to this program and approximately $136 million over the remaining life of the program of 16 years.

Financing Activities. Cash flow from financing activities was $222,661,000 in 2003 compared to cash flow used in financing activities of $235,609,000 and cash flow from financing activities of $555,242,000 in 2002 and 2001, respectively. Financing activity cash flow changes were primarily due to the net impact of acquisition financing, repayment and issuance of debt, net activity under the revolving credit facilities and purchase of treasury stock. As a result of these financing transactions, the Company's total debt to total capital ratio at June 30, 2003 was 69.7%, compared with 60.3% and 61.9% at June 30, 2002 and 2001, respectively. The Company's effective debt cost rate under the current debt structure is 5.45% (which includes interest and the amortization of debt issuance costs and redemption premiums on refinanced debt).

On June 11, 2003, the Company issued 9,500,000 shares of common stock at the public offering price of $16.00 per share, resulting in net proceeds to the Company, after underwriting discounts and commissions, of $15.44 per share, or $146.7 million in the aggregate. The Company granted the underwriters a 30-day over-allotment option to purchase up to an additional 1,425,000 shares of the Company's common stock at the same price, which was exercised on June 11, 2003, resulting in additional net proceeds to the Company of $22.0 million.

Also on June 11, 2003, the Company issued 2,500,000 equity units at a public offering price of $50 per unit, resulting in net proceeds to the Company, after underwriting discounts and commissions, of $48.50 per unit, or $121.3 million in the aggregate. Each equity unit consists of a stock purchase contract for the purchase of shares of the Company's common stock and, initially, a senior note due August 16, 2006, issued pursuant to the Company's existing Indenture. The equity units carry a total annual coupon of 5.75% (2.75% annual face amount of the senior notes plus 3.0% annual contract adjustment payments). Each stock purchase contract issued as a part of the equity units carries a maximum conversion premium of up to 22% over the $16.00 issuance price of the Company's common shares that were sold on June 11, 2003, as discussed previously. The present value of the equity units contract adjustment payments was initially charged to shareholders' equity, with an offsetting credit to liabilities. The liability is accreted over three years by interest charges to the Consolidated Statement of Operations. Before the issuance of the Company's common stock upon settlement of the purchase contracts, the purchase contracts will be reflected in the Company's diluted earnings per share calculations using the treasury stock method.

In connection with the acquisition of the New England Operations, the Company entered into a $535,000,000 Term Note on August 28, 2000 to fund (i) the cash portion of the consideration to be paid to Fall River Gas' stockholders; (ii) the all cash consideration to be paid to the ProvEnergy and Valley Resources stockholders, (iii) repayment of approximately $50,000,000 of long- and short-term debt assumed in the New England mergers, and (iv) related acquisition costs. The Term Note, which initially expired on August 27, 2001, was extended through August 26, 2002. On July 16, 2002, the Company repaid the Term Note with the proceeds from the issuance of a $311,087,000 Term Note dated July 15, 2002 (the "2002 Term Note") and borrowings under the Facilities. The 2002 Term Note is held by a syndicate of sixteen banks, led by JPMorgan Chase Bank, as Agent. Eleven of the sixteen banks were also among the lenders of the Term Note, and they are also lenders under at least one of the Facilities. The 2002 Term Note carries a variable interest rate that is tied to either the LIBOR or prime interest rates at the Company's option. The interest rate spread over the LIBOR rate varies with the credit rating of the Senior Notes by Standard and Poor's Rating Information Service (S&P) and Moody's Investor Service, Inc. (Moody's), and is currently LIBOR plus 105 basis points. As of June 30, 2003 and September 15, 2003, a balance of $211,087,000 and $186,087,000, respectively, was outstanding on this 2002 Term Note. The 2002 Term Note requires semi-annual principal repayments on February 15th and August 15th of each year, with payments of $25,000,000 each being due August 15, 2003, February 15, 2004, and August 15, 2004 and payments of $35,000,000 each being due February 15, 2005 and August 15, 2005. The remaining principal amount of $66,087,000 is due August 26, 2005. No additional draws can be made on the 2002 Term Note. The interest rate on borrowings under the 2002 Term Note is a floating rate based on LIBOR or prime interest rates. See Quantitative and Qualitative Disclosures About Market Risk.

In July 2003, Panhandle Energy announced a tender offer for any and all of the $747 million outstanding principal amount of five of its series of senior notes outstanding at that point in time (the Panhandle Tender Offer) and also called for redemption all of the outstanding $135 million principal amount of its two series of debentures that were outstanding (the Panhandle Calls). Panhandle Energy repurchased approximately $378 million of the principal amount of its outstanding debt through the Panhandle Tender Offer for total consideration of approximately $396 million plus accrued interest through the purchase date. Panhandle Energy also redeemed its approximately $135 million of debentures for total consideration of $139 million, plus accrued interest through the redemption dates. As a result of these transactions, the Company has recorded a pre-tax gain on the extinguishment of debt of approximately $6.7 million in August 2003. In August 2003, Panhandle Energy issued $550 million of new senior notes (five and ten year) principally to refinance the repurchased notes and redeemed debentures.

The Company has an effective shelf registration statement on file with the Securities and Exchange Commission for a total principal amount of $800,000,000 in securities of which $326,750,000 in securities is available for issuance as of September 25, 2003, which may be issued by the Company in the form of debt securities, common stock, preferred stock, guarantees, warrants to purchase common stock, preferred stock and debt securities, stock purchase contracts, stock purchase units and depositary shares in the event that the Company elects to offer fractional interests in preferred stock, and also trust preferred securities to be issued by Southern Union Financing II and Southern Union Financing III. Southern Union may sell such securities up to such amounts from time to time, at prices determined at the time of any such offering.

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

On July 3, 2003, Moody's changed its credit rating on the Company's senior unsecured debt to Baa3 with a negative outlook from Baa3 with a stable outlook. The Company's senior unsecured debt is currently rated BBB by S&P, a rating that it has held since March 2003 when it was downgraded from BBB+. S&P has maintained a stable outlook for the Company. Although no further downgrades are anticipated, such an event would not be expected to have a material impact on the Company. The Company is not party to any lending agreements that would accelerate the maturity date of any obligation due to a failure to maintain any specific credit ratings.

The Company had standby letters of credit outstanding of $7,761,000 at June 30, 2003 and $30,541,000 at June 30, 2002, which guarantee payment of insurance claims and other various commitments.

           Quantitative and Qualitative Disclosures About Market Risk

The Company has long-term debt, Preferred Securities and revolving credit facilities, which subject the Company to the risk of loss associated with movements in market interest rates.

At June 30, 2003, the Company had issued fixed-rate long-term debt, capital lease and Preferred Securities aggregating $2,104,975,000 in principal amount (excluding premiums on Panhandle Energy's debt of $61,506,000) and having a fair value of $2,253,994,000. These instruments are fixed-rate and, therefore, do not expose the Company to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $67,101,000 if interest and dividend rates were to decline by 10% from their levels at June 30, 2003. In general, such an increase in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments in the open market prior to their maturity.

The Company's floating-rate obligations aggregated $531,424,000 at June 30, 2003 and primarily consisted of the 2002 Term Note, the debt assumed under the Panhandle Acquisition related to the Trunkline LNG facility, and amounts borrowed under the Facilities of the Company. The floating-rate obligations under the 2002 Term Note and the Facilities expose the Company to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating rates were to increase by 10% from June 30, 2003 levels, the Company's consolidated interest expense would increase by a total of approximately $98,000 each month in which such increase continued.

The risk of an economic loss is reduced at this time as a result of the Company's regulated status with respect to its Distribution segment operations. Any unrealized gains or losses are accounted for in accordance with the FASB Standard, Accounting for the Effects of Certain Types of Regulation, as a regulatory asset/liability.

The change in exposure to loss in earnings and cash flow related to interest rate risk from June 30, 2002 to June 30, 2003 is not material to the Company.

See Preferred Securities of Subsidiary Trust and Debt and Capital Lease in the Notes to the Consolidated Financial Statements.

In connection with the acquisition of the Pennsylvania Operations, the Company assumed a guaranty with a bank whereby the Company unconditionally guaranteed payment of financing obtained for the development of PEI Power Park. In March 1999, the Borough of Archbald, the County of Lackawanna, and the Valley View School District (together the Taxing Authorities) approved a Tax Incremental Financing Plan (TIF Plan) for the development of PEI Power Park. The TIF Plan requires that: (i) the Redevelopment Authority of Lackawanna County raise $10,600,000 of funds to be used for infrastructure improvements of the PEI Power Park; (ii) the Taxing Authorities create a tax increment district and use the incremental tax revenues generated from new development to service the $10,600,000 debt; and (iii) PEI Power Corporation, a subsidiary of the Company, guarantee the debt service payments. In May 1999, the Redevelopment Authority of Lackawanna County borrowed $10,600,000 from a bank under a promissory note (TIF
Debt), which was refinanced in March 2003. The TIF Debt bears interest at a floating rate with a floor of 5.0% and a ceiling of 7.75% and matures on June 30, 2011. The loan requires interest-only payments until June 30, 2003, and semi-annual interest and principal payments thereafter. As of June 30, 2003, the interest rate on the TIF Debt is 5.0% and estimated incremental tax revenues are expected to cover approximately 20% of the fiscal 2004 annual debt service. The balance outstanding on the TIF Debt was $9,710,000 as of June 30, 2003.

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

As a result of the acquisition of Panhandle Energy, the Company is party to interest rate swap agreements with an aggregate notional amount of $206,521,000 as of June 30, 2003 that fix the interest rate applicable to floating rate long-term debt and which qualify for hedge accounting. As of June 30, 2003, floating rate LIBOR-based interest payments are exchanged for weighted fixed rate interest payments of 5.08%. Interest rate swaps are carried on the Consolidated Balance Sheet at fair value with the unrealized gain or loss adjusted through accumulated other comprehensive income. As such, payments or receipts on interest rate swap agreements are recognized as adjustments to interest expense. As of June 11, 2003 (the acquisition date) and June 30, 2003, the fair value liability position of the swaps was $27,741,000 and $26,058,000, respectively. As of June 30, 2003, an unrealized gain of $1,033,000, net of tax, was included in accumulated other comprehensive income related to these swaps, of which approximately $198,000, net of tax, is expected to be reclassified to interest expense during the next twelve months as the hedged interest payments occur.

The Company is also party to an interest rate swap agreement with a notional amount of $8,199,000 and $22,015,000 as of June 30, 2003 and 2002, respectively, that fixes the interest rate applicable to floating rate long-term debt and which qualifies for hedge accounting. As of June 30, 2003, floating rate LIBOR-based interest payments are exchanged for fixed rate interest payments of 5.79%. The fair value liability position of the swap was $93,000 and $519,000 as of June 30, 2003 and 2002, respectively. As of June 30, 2003, $57,000 of unrealized after-tax losses included in accumulated other comprehensive income related to this swap will be reclassified to interest expense during the next twelve months as the hedged interest payments occur.

In March and April 2003, the Company entered into a series of treasury rate locks with an aggregate notional amount of $250,000,000 to manage its exposure against changes in future interest payments attributable to changes in the benchmark interest rate prior to the anticipated issuance of fixed-rate debt. These treasury rate locks expired on June 30, 2003, resulting in a $6,862,000 after-tax loss that was recorded in accumulated other comprehensive income and will be amortized into interest expense over the lives of the associated debt instruments. As of June 30, 2003, approximately $846,000 of net after-tax losses in accumulated other comprehensive income will be amortized into interest expense during the next twelve months.

The notional amounts of the interest rate swaps are not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

In March 2001, the Company discovered unauthorized financial derivative energy trading activity by a non-regulated, wholly-owned subsidiary. All unauthorized trading activity was subsequently closed in March and April of 2001 resulting in a cumulative cash expense of $191,000, net of taxes, and deferred income of $7,921,000 at June 30, 2001. For the fiscal year ended June 30, 2003, the Company recorded $605,000 through other income relating to the expiration of contracts resulting from this trading activity, as compared to $6,204,000 recorded for the fiscal year ended June 30, 2002. The majority of the remaining deferred liability of $1,112,000 at June 30, 2003 related to these derivative instruments will be recognized as income in the Consolidated Statement of Operations over the next two years based on the related contracts. The Company established new limitations on trading activities, as well as new compliance controls and procedures that are intended to make it easier to identify quickly any unauthorized trading activities.

                                  Other Matters

Stock Splits and Dividends. On July 31, 2003, July 15, 2002 and August 30, 2001, Southern Union distributed a 5% common stock dividend to stockholders of record on July 17, 2003, July 1, 2002 and August 16, 2001, respectively. A portion of the July 15, 2002 and August 30, 2001 5% stock dividends was characterized as a distribution of capital due to the level of the Company's retained earnings available for distribution as of the declaration date. Unless otherwise stated, all per share data included herein and in the accompanying Consolidated Financial Statements and Notes thereto have been restated to give effect to the stock dividends.

Customer Concentrations. In the Transportation and Storage segment, aggregate sales to Panhandle Energy's top 10 customers accounted for 71% of segment operating revenues and 1% of consolidated operating revenues for the period owned by Southern Union in fiscal 2003. This included sales to BG LNG Services, a nonaffiliated gas marketer, which accounted for 20% of segment operating revenues; sales to Proliance Energy, LLC, a nonaffiliated local distribution company and gas marketer, which accounted for 17% of segment operating revenues; and sales to CMS Energy Corporation, Panhandle Energy's former parent, which accounted for 13% of segment operating revenues. During 2003, no other customer accounted for 10% or more of segment or consolidated operating revenues during the period owned by Southern Union.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations. As of June 30, 2003, the Company had guarantees related to PEI Power of $9,710,000, letters of credit related to insurance claims and other commitments of $7,761,000 and surety bonds related to construction or repair projects of $2,000,000. The Company believes that the likelihood of having to make payments under the letters of credit or the surety bonds is remote, and therefore has made no provisions for making payments under such instruments.

The following table summarizes the Company's expected contractual obligations by payment due date as of June 30, 2003:

                                                               Contractual Obligations (thousands of dollars)
                                                                                                                      2009 and
                                                  Total        2004       2005        2006       2007       2008     thereafter
                                               -----------  ----------  --------   ---------  ---------   --------  -----------
Long-term debt,
   including capital leases (1) (2).........   $ 2,284,899  $  734,752  $125,077   $ 116,092  $ 365,718   $  1,648  $  941,612
Short-term borrowing,
   including credit facilities (1)..........       251,500     251,500        --          --         --         --          --
Trust preferred securities..................       100,000          --        --          --         --         --     100,000
Gas purchases (3) ..........................     1,669,538     557,642   237,645     202,776    159,710    173,773     337,992
Missouri Gas Energy Safety Program..........       144,500       8,500     8,500       8,500      8,500      8,500     102,000
Storage contracts (4).......................       101,316       9,977     9,221       9,221      9,221      9,221      54,455
Trunkline LNG facilities expansion..........       123,021      64,667    49,100       9,254         --         --          --
Operating lease payments....................        67,520      18,614    16,001      14,345      7,193      6,329       5,038
Non-trading derivative liabilities..........        26,151       8,513     8,138       6,981      2,519         --          --
                                               -----------  ----------  --------   ---------  ---------   --------  ----------
   Total contractual cash obligations.......   $ 4,768,445  $1,654,165  $453,682   $ 367,169  $ 552,861  $ 199,471  $1,541,097
                                               ===========  ==========  ========   =========  =========  =========  ==========

---------------------------------
(1) The Company is party to certain debt agreements that contain certain covenants that if not satisfied would be an event of default that would cause such debt to become immediately due and payable. Such covenants require the Company to maintain a certain level of net worth, to meet certain debt to total capitalization ratios, and to meet certain ratios of earnings before depreciation, interest and taxes to cash interest expense. See Note XIII - Debt and Capital Leases.
(2) The long-term debt cash obligations exclude $61,506,000 of unamortized debt premium as of June 30, 2003.
(3) The Company has purchase gas tariffs in effect for all its utility service areas that provide for recovery of its purchase gas costs under defined methodologies.
(4)  Charges for third party storage capacity.

Cash Management. In June 2003, FERC issued an Interim Rule, effective in August 2003. Order No. 634 requires all FERC-regulated entities that participate in cash management programs with corporate affiliates to (i) establish written cash management procedures including specification of duties and responsibilities of cash management program participants and administrators, specification of the methods for calculating interest and allocation of interest income and expenses, and specification of any restrictions on deposits or borrowings by participants, and (ii) to document cash management activity in detail. FERC also has made new proposals that would require FERC-regulated entities to file their written cash management procedures with FERC for public review. Order No. 634 also requested industry comments on whether a FERC-regulated entity should be required to notify FERC within five days when its proprietary capital ratio falls below 30% or subsequently returns to or exceeds 30%.

New FERC Reporting Requirements. On June 29, 2003, the FERC proposed substantial new quarterly reporting requirements for each FERC-regulated entity. The Notice of Proposed Rulemaking (NOPR) is proposed to be effective for reporting third quarter 2004 results. Panhandle Energy is currently studying the implications of the NOPR to Panhandle Eastern Pipe Line, Trunkline Gas, Trunkline LNG, Sea Robin and Southwest Gas Storage.

Contingencies. The Company is investigating the possibility that the Company or predecessor companies may have been associated with Manufactured Gas Plant (MGP) sites in its former gas distribution service territories, principally in Texas, Arizona and New Mexico, and present gas distribution service territories in Missouri, Pennsylvania, Massachusetts and Rhode Island. At the present time, the Company is aware of certain MGP sites in these areas and is investigating those and certain other locations. While the Company's evaluation of these Texas, Missouri, Arizona, New Mexico, Pennsylvania, Massachusetts and Rhode Island MGP sites is in its preliminary stages, it is likely that some compliance costs may be identified and become subject to reasonable quantification. Within the Company's distribution service territories certain MGP sites are currently the subject of governmental actions. See Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A) -- Cautionary Statement Regarding Forward-Looking Information and Note XVIII - Commitments and Contingencies in the Notes to the Consolidated Financial Statements.

The Company's interstate natural gas transportation operations are subject to federal, state and local regulations regarding water quality, hazardous and solid waste disposal and other environmental matters. The Company has identified environmental contamination at certain sites on its gas transmission systems and has undertaken cleanup programs at these sites. The contamination resulted from the past use of lubricants containing polychlorinated bi-phenyls (PCBs) in compressed air systems; the past use of paints containing PCBs; and the prior use of wastewater collection facilities and other on-site disposal areas. The Company has developed and is implementing a program to remediate such contamination in accordance with federal, state and local regulations. Some remediation is being performed by former Company affiliates in accordance with indemnity agreements that also indemnify against certain future environmental litigation and claims. The Company is also subject to various federal, state and local laws and regulations relating to air quality control. These regulations include rules relating to regional ozone control and hazardous air pollutants. The regional ozone control rules are known as State Implementation Plans (SIP) and are designed to control the release of NOx compounds. The rules related to hazardous air pollutants are known as Maximum Achievable Control Technology
(MACT) rules and are the result of the 1990 Clean Air Act Amendments that regulate the emission of hazardous air pollutants from internal combustion engines and turbines. See Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A) -- Cautionary Statement Regarding Forward-Looking Information and Note XVIII - Commitments and Contingencies in the Notes to the Consolidated Financial Statements.

Several actions were commenced by persons involved in competing efforts to acquire Southwest Gas Corporation (Southwest) during 1999. All of these actions eventually were transferred to the District of Arizona (the Court), consolidated and lodged with Judge Roslyn Silver. As a result of summary judgments granted, no claims remain against Southern Union. Southern Union's claims against Southwest were settled on August 6, 2002, by Southwest's payment to Southern Union of $17,500,000. Southern Union's claims against ONEOK, Inc. (ONEOK) and the individual defendants associated with ONEOK were settled on January 3, 2003, following the closing of Southern Union's sale of the Texas assets to ONEOK, by ONEOK's payment to Southern Union of $5,000,000. Southern Union's claims against Jack Rose, former aide to Arizona Corporation Commissioner James Irvin, were settled by Mr. Rose's payment to Southern Union of $75,000, which the Company donated to charity. The trial of Southern Union's claims against the sole-remaining defendant, Arizona Corporation Commissioner James Irvin, was concluded on December 18, 2002, with a jury award to Southern Union of nearly $400,000 in actual damages and $60,000,000 in punitive damages against Commissioner Irvin. The Court denied numerous post-trial motions by Commissioner Irvin, who has filed a notice of appeal. The Company intends to vigorously pursue collection of the award. With the exception of ongoing legal fees associated with the collection of damages from Commissioner Irvin, the Company believes that the results of the above-noted Southwest litigation and any related appeals will not have a materially adverse effect on the Company's financial condition, results of operations or cash flows.

On May 31, 2002, the staff of the MPSC recommended that the Commission disallow approximately $15 million in gas costs incurred during the period July 1, 2000 through June 30, 2001. Missouri Gas Energy filed its response in opposition to the Staff's recommendation on July 11, 2002, vigorously disputing the Commission staff's assertions. Missouri Gas Energy intends to vigorously defend itself in this proceeding. This matter went to hearing in May of 2003, is presently in recess, and the hearing is set to resume in November 2003.

On November 27, 2001, August 1, 2000 and August 12, 1999, the staff of the MPSC recommended that the Commission disallow approximately $5.9 million, $5.9 million and $4.3 million, respectively, in gas costs incurred during the period July 1, 1999 through June 30, 2000, July 1, 1998 through June 30, 1999, and July 1, 1997 through June 30, 1998, respectively. The basis of these proposed disallowances appears to be the same as was rejected by the Commission through an order dated March 12, 2002, applicable to the period July 1, 1996 through June 30, 1997. MGE intends to vigorously defend itself in these proceedings. On November 4, 2002, the Commission adopted a procedural schedule calling for a hearing in this matter some time after May 2003. No date for this hearing has been set.

In conjunction with a FERC Order issued in September 1997, certain natural gas producers were required to refund previously collected Kansas ad valorem taxes to interstate natural gas pipelines. These pipelines were ordered to refund these amounts to their customers. All payments were to be made in compliance with prescribed FERC requirements. In June 2001, Panhandle Energy filed a proposed settlement of these proceedings which all the customers and most of the producers supported. The settlement provides for the producers to refund and the customers to accept a reduction from the amounts originally billed to the producers. In September 2001, the FERC approved the settlement without modification and the settlement became effective on October 15, 2001. On January 2, 2003, FERC established hearing procedures for resolving refunds owed by the non-settling producers. The hearing is scheduled to commence on October 16, 2003. The amounts have not yet been finally settled with a number of non-settling producers. Settlement efforts are continuing.

In 1993, the U.S. Department of the Interior announced its intention to seek, through its Minerals Management Service (MMS), additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements and buyouts or buy downs of gas sales contracts with natural gas pipelines. Panhandle Energy's pipelines, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact which are likely to take substantial time to resolve. If required to reimburse or indemnify the producers, Panhandle Energy's pipelines may file with the FERC to recover a portion of these costs from pipeline customers. Panhandle Energy does not believe the outcome of this matter will have a material adverse effect on its financial position, results of operations or cash flows.

Southern Union and its subsidiaries are parties to other legal proceedings that management considers to be normal actions to which an enterprise of its size and nature might be subject, and not to be material to the Company's overall business or financial condition, results of operations or cash flows. See Note XVIII - Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Inflation. The Company believes that inflation has caused and will continue to cause increases in certain operating expenses and has required and will continue to require assets to be replaced at higher costs. The Company continually reviews the adequacy of its rates in relation to the increasing cost of providing service and the inherent regulatory lag in adjusting those rates.

Regulatory. The majority of the Company's business activities are subject to various regulatory authorities. The Company's financial condition and results of operations have been and will continue to be dependent upon the receipt of adequate and timely adjustments in rates.

On May 22, 2003, the Rhode Island Public Utilities Commission (RIPUC) approved a Settlement Offer filed by New England Gas Company related to the final calculation of earnings sharing for the 21-month period covered by the Energize Rhode Island Extension settlement agreement. This calculation generated excess revenues of $5,227,000. The net result of the excess revenues and the Energize Rhode Island weather mitigation and non-firm margin sharing provisions is the crediting to customers of $949,000 over a twelve-month period starting July 1, 2003.

On May 24, 2002, the RIPUC approved a settlement agreement between the New England Gas Company and the Rhode Island Division of Public Utilities and Carriers. The settlement agreement resulted in a $3,900,000 decrease in base revenues effective July 1, 2002 for New England Gas Company's Rhode Island operations, a unified rate structure ("One State; One Rate") and an integration/merger savings mechanism. The settlement agreement also allows New England Gas Company to retain $2,049,000 of merger savings and to share incremental earnings with customers when the division's Rhode Island operations return on equity exceeds 11.25%. Included in the settlement agreement was a conversion to therm billing and the approval of a reconciling Distribution Adjustment Clause (DAC). The DAC allows New England Gas Company to continue its low income assistance and weatherization programs, to recover environmental response costs over a 10-year period, puts into place a new weather normalization clause and allows for the sharing of nonfirm margins (non-firm margin is margin earned from interruptible customers with the ability to switch to alternative fuels). The weather normalization clause is designed to mitigate the impact of weather volatility on customer billings, which will assist customers in paying bills and stabilize the revenue stream. New England Gas Company will defer the margin impact of weather that is greater than 2% colder-than-normal and will recover the margin impact of weather that is greater than 2% warmer-than-normal. The non-firm margin incentive mechanism allows New England Gas Company to retain 25% of all non-firm margins earned in excess of $1,600,000.

In December 2001, Trunkline LNG filed with the FERC a certificate application to expand the Lake Charles LNG facility to approximately 1.2 billion cubic feet per day of sendout capacity versus the current capacity of 630 million cubic feet per day. BG LNG Services has contract rights for the 570 million cubic feet per day of additional capacity. In December 2002, the FERC issued an order approving the expansion and in March 2003, Trunkline LNG received FERC authorization to commence construction. On April 17, 2003, Trunkline LNG filed to amend certain items in the previously mentioned FERC approvals which will not affect the authorized additional storage capacity and daily sendout capability and confirms the revised in-service date of January 1, 2006.

On July 5, 2001, the MPSC issued an order approving a unanimous settlement of Missouri Gas Energy's rate request. The settlement provides for an annual $9,892,000 base rate increase, as well as $1,081,000 in added revenue from new and revised service charges. The majority of the rate increase is recovered through increased monthly fixed charges to gas sales service customers. New rates became effective August 6, 2001, two months before the statutory deadline for resolving the case. The approved settlement resulted in the dismissal of all pending judicial reviews of prior rate cases. The settlement also provided for the development of a two-year experimental low-income program that will help certain customers in the Joplin area pay their natural gas bills.

In December 2000, the PPUC approved a settlement agreement that provided for a rate increase designed to produce $10,800,000 of additional annual revenue. The new rates became effective on January 1, 2001.

The Company continues to pursue certain changes to rates and rate structures that are intended to reduce the sensitivity of earnings to weather, including weather normalization clauses and higher monthly fixed customer charges for its regulated utility operations. New England Gas Company has a weather normalization clause in the tariff covering its Rhode Island operations.

Critical Accounting Policies. The Company's consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions about future events and their effects cannot be perceived with certainty. On an on-going basis, the Company evaluates its estimates based on historical experience, current market conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Nevertheless, actual results may differ from these estimates under different assumptions or conditions. The following is a summary of the Company's most critical accounting policies, which are defined as those policies whereby judgments or uncertainties could affect the application of those policies and materially different amounts could be reported under different conditions or using different assumptions. For a summary of all of the Company's significant accounting policies, see Note I - Summary of Significant Accounting Policies in Notes to Consolidated Financial Statements.

Effects of Regulation -- The Company is subject to regulation by certain state and federal authorities. The Company, in its Distribution segment, has accounting policies which conform to the FASB Standard, Accounting for the Effects of Certain Types of Regulation, and which are in accordance with the accounting requirements and ratemaking practices of the regulatory authorities. The application of these accounting policies allows the Company to defer expenses and revenues on the balance sheet as regulatory assets and liabilities when it is probable that those expenses and income will be allowed in the ratemaking process in a period different from the period in which they would have been reflected in the income statement by an unregulated company. These deferred assets and liabilities are then flowed through the results of operations in the period in which the same amounts are included in rates and recovered from or refunded to customers. Management's assessment of the probability of recovery or pass through of regulatory assets and liabilities requires judgment and interpretation of laws and regulatory commission orders. If, for any reason, the Company ceases to meet the criteria for application of regulatory accounting treatment for all or part of its operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the Consolidated Balance Sheet and included in the Consolidated Statement of Operations for the period in which the discontinuance of regulatory accounting treatment occurs. The aggregate amount of regulatory assets and liabilities reflected in the Consolidated Balance Sheets are $84.0 million and $10.1 million at June 30, 2003, and $91.1 million and $6.4 million at June 30, 2002, respectively.

Long-Lived Assets -- Long-lived assets, including property, plant and equipment, goodwill, intangibles and equity investments, comprise a significant amount of the Company's total assets. The Company makes judgments and estimates about the carrying value of these assets, including amounts to be capitalized, depreciation methods and useful lives. The Company also reviews these assets for impairment on a periodic basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The impairment test consists of a comparison of an asset's fair value with its carrying value; if the carrying value of the asset exceeds its fair value, an impairment loss is recognized in the Consolidated Statement of Operations in an amount equal to that excess. Management's determination of an asset's fair value requires it to make long-term forecasts of future revenues and costs related to the asset, when the asset's fair value is not readily apparent from other sources. These forecasts require assumptions about future demand, future market conditions and regulatory developments. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period.

During June 2003, the Company evaluated goodwill for impairment. The determination of whether an impairment has occurred is based on an estimate of discounted future cash flows attributable to the Company's reporting units that have goodwill, as compared to the carrying value of those reporting units' net assets. As of June 30, 2003, pursuant to the FASB Standard, Goodwill and Other Intangible Assets, no impairment had been indicated.

In connection with the Company's Cash Flow Improvement Plan announced in July 2001, the Company began the divestiture of certain non-core assets. As a result of prices of comparable businesses for various non-core properties and pursuant to the FASB Standard, Impairment of Long-Lived Assets and Assets to be Disposed Of, a goodwill impairment loss of $1,417,000 was recognized in depreciation and amortization on the Consolidated Statement of Operations for the quarter ended September 30, 2001.

Investments in Securities -- The Company holds securities of Capstone Turbine Corporation (Capstone), which are classified as "available for sale" under the FASB Standard Accounting for Certain Investments in Debt and Equity Securities. Accordingly, these securities are stated at fair value, based on quoted market price, with unrealized gains and losses recorded in a separate component of common stockholders' equity. The remaining shares of Capstone held at June 30, 2003 were sold subsequent to year-end. All other securities owned by the Company are accounted for under the cost method. These securities consist of common and preferred stock in non-public companies whose value is not readily determinable. A judgmental aspect of accounting for these securities involves determining whether an other-than-temporary decline in value has been sustained. Management reviews these securities on a quarterly basis to determine whether a decline in value is other-than-temporary. Factors that are considered in assessing whether a decline in value is other-than-temporary include, but are not limited to: earnings trends and asset quality; near term prospects and financial condition of the issuer; financial condition and prospects of the issuer's region and industry; and Southern Union's intent and ability to retain the investment. If management determines that a decline in value is other-than-temporary, a charge will be recorded on the Consolidated Statement of Operations to reduce the carrying value of the investment security to its estimated fair value.

In June 2002, Southern Union determined that the decline in value of its investment in PointServe was other than temporary. Accordingly, the Company recorded a non-cash charge of $10,380,000, to reduce the carrying value of this investment to its estimated fair value. The Company recognized this valuation adjustment to reflect significant lower private equity valuation metrics and changes in the business outlook of PointServe. PointServe is a closely held, privately owned company and, as such, has no published market value. The Company's remaining investment of $4,206,000 at June 30, 2003 may be subject to future market value risk. The Company will continue to monitor the value of its investment and periodically assess the impact, if any, on reported earnings in future periods.

Pensions and Other Postretirement Benefits - The Company accounts for pension costs and other postretirement benefit costs in accordance with the FASB Standards Employers' Accounting for Pensions and Employers' Accounting for Postretirement Benefits Other Than Pensions, respectively. These Statements require liabilities to be recorded on the balance sheet at the present value of these future obligations to employees net of any plan assets. The calculation of these liabilities and associated expenses require the expertise of actuaries and are subject to many assumptions including life expectancies, present value discount rates, expected long-term rate of return on plan assets, rate of compensation increase and anticipated health care costs. Any change in these assumptions can significantly change the liability and associated expenses recognized in any given year. However, the Company expects to recover substantially all of its net periodic pension and other post-retirement benefit costs attributable to employees in its Distribution segment in accordance with the applicable regulatory commission authorization. For financial reporting purposes, the difference between the amounts of pension cost and post-retirement benefit cost recoverable in rates and the amounts of such costs as determined under applicable accounting principles is recorded as either a regulatory asset or liability, as appropriate.

Derivatives and Hedging Activities -- The Company utilizes derivative instruments on a limited basis to manage certain business risks. Interest rate swaps and treasury rate locks are used to reduce interest rate risks and to manage interest expense. Commodity swaps have been utilized to manage price risk associated with certain energy contracts. The Company accounts for its derivatives in accordance with the FASB Standard, Accounting for Derivative Instruments and Hedging Activities, as amended. Under this Statement, all derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, management designates the derivative as either: (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (a fair value hedge); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid in connection with a recognized asset or liability (a cash flow hedge), or
(iii) an instrument that is held for trading or non-hedging purposes (a trading or non-hedging instrument). Changes in the fair value of a derivative that qualifies as a fair-value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in earnings. Changes in the fair value of a derivative that qualifies as a cash-flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable-rate asset or liability are recorded in earnings). Hedge ineffectiveness is recorded through earnings immediately. Lastly, changes in the fair value of derivative trading and non-hedging instruments are reported in current-period earnings. Fair value is determined based upon mathematical models using current and historical data.

The Company formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. The Company discontinues hedge accounting when: (i) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (ii) the derivative expires or is sold, terminated, or exercised; (iii) it is no longer probable that the forecasted transaction will occur; or (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings. See Note XI -- Derivative Instruments and Hedging Activities in Notes to Consolidated Financial Statements.

Commitments and Contingencies -- The Company is subject to proceedings, lawsuits and other claims related to environmental and other matters. Accounting for contingencies requires significant judgments by management regarding the estimated probabilities and ranges of exposure to potential liability. For further discussion of the Company's commitments and contingencies, see Note XVIII -- Commitments and Contingencies in Notes to Consolidated Financial Statements.

Purchase Accounting -- The Company's acquisition of Panhandle Energy has been accounted for using the purchase method of accounting in accordance with the FASB Standard, Business Combinations. Under this Statement, the purchase price paid by the Company, including transaction costs, was allocated to Panhandle Energy's net assets as of the acquisition date based on preliminary estimates of the fair value of the assets acquired and liabilities assumed. Accordingly, the Panhandle Energy assets acquired and liabilities assumed have been recorded in the Consolidated Balance Sheet as of June 30, 2003 at their estimated fair value and are subject to further assessment and adjustment pending the results of outside appraisals. Determining the fair value of certain assets acquired and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions. The accounting rules provide a one-year period following the consummation of an acquisition to finalize the fair value estimates.

Accounting Pronouncements

Effective July 1, 2002, the Company adopted the FASB standard, Accounting for Asset Retirement Obligations (ARO). The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time the obligations are incurred. Upon initial recognition of a liability, costs should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related long-lived asset. In certain rate jurisdictions, the Company is permitted to include annual charges for cost of removal in its regulated cost of service rates charged to customers. The adoption of the Statement did not have a material impact on the Company's financial position, results of operations or cash flows for all periods presented.

As a result of the acquisition of Panhandle Energy, the Company assumed an ARO liability of approximately $6.8 million as of June 30, 2003, relating to the retirement of certain of Panhandle Energy's offshore lateral lines. During fiscal 2003, changes in the carrying amount of the ARO liability attributable to
(i) liabilities incurred, (ii) liabilities settled, (iii) accretion expense, and
(iv) cash flow revisions were immaterial for the period the associated assets were owned by the Company. In addition, the Company has reclassified approximately $27 million of negative salvage previously included in accumulated depreciation to deferred credits for amounts collected for asset retirement obligations on certain of the Panhandle Energy assets acquired which are not recordable as liabilities under the Statement but represent other obligations.

Also effective July 1, 2002, the Company adopted the FASB standard, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. Under the Statement, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. The adoption of this Statement did not materially change the methods the Company uses to measure impairment losses on long-lived assets, but did result in the Company's sale of its Texas Operations being reported as discontinued operations. See Note XIX - Discontinued Operations and Assets Held for Sale in Notes to Consolidated Financial Statements.

In November 2002, the FASB issued Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others. The Interpretation expands the existing disclosure requirements for guarantees and requires that companies recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken when issuing the guarantee. The initial recognition and initial measurement provisions of the Interpretation are effective for guarantees issued or modified after December 31, 2002. Implementation of this Statement did not have a material impact on the Company's financial position, results of operations or cash flows for all periods presented.

In December 2002, the FASB issued Accounting for Stock-Based Compensation - Transition and Disclosure. The Statement provides alternative methods of transition for an entity that voluntarily changes to a fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the previous standard, Accounting for Stock-Based Compensation, to require more prominent disclosure about the effects on reported net income of stock-based employee compensation. The Company expects to continue to account for stock-based compensation in accordance with Accounting Principles Board opinion, Accounting for Stock Issued to Employees, and will provide the prominent disclosures required in its annual and future interim financial statements.

In April 2003, the FASB issued Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Statement (i) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (ii) clarifies when a derivative contains a financing component, (iii) amends the definition of an underlying to conform it to language used in FASB Interpretation Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (iv) amends certain other existing pronouncements. The Statement is not expected to materially change the methods the Company uses to account for and report its derivatives and hedging activities.

In May 2003, the FASB issued Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement is effective at the beginning of the first interim period beginning after June 15, 2003. The Statement establishes guidelines on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement further defines and requires that certain instruments within its scope be classified as liabilities on the financial statements. The Company does not expect adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

See the Notes to Consolidated Financial Statements for other accounting pronouncements followed by the Company.

Cautionary Statement Regarding Forward-Looking Information. This Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Annual Report on Form 10-K contain forward-looking statements that are based on current expectations, estimates and projections about the industry in which the Company operates, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are outside the Company's control. Therefore, actual results, performance and achievements may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to put undue reliance on such forward-looking statements. Stockholders may review the Company's reports filed in the future with the Securities and Exchange Commission for more current descriptions of developments that could cause actual results to differ materially from such forward-looking statements.

Factors that could cause actual results to differ materially from those expressed in our forward-looking statements include, but are not limited to, the following: cost of gas; gas sales volumes; gas throughput volumes and available sources of natural gas; discounting of transportation rates due to competition, which could adversely affect our results of operation; customer growth; abnormal weather conditions in our service territories; the impact of relations with labor unions of bargaining-unit union employees; the receipt of timely and adequate rate relief and the impact of future rate cases or regulatory rulings; the outcome of pending and future litigation; the speed and degree to which competition is introduced to our gas distribution business; new legislation and government regulations affecting or involving the Company; unanticipated environmental liabilities; the Company's ability to comply with or to challenge successfully existing or new environmental regulations; changes in business strategy and the success of new business ventures; the nature and impact of any extraordinary transactions, such as any acquisition or divestiture of a business unit or any assets; the economic climate and growth in our industry and service territories and competitive conditions of energy markets in general; inflationary trends; changes in gas or other energy market commodity prices and interest rates; the current market conditions causing more customer contracts to be of shorter duration, which may increase revenue volatility; exposure to customer concentration with a significant portion of revenues realized from a relatively small number of customers and any credit risks associated with the financial position of those customers; our or any of our subsidiaries' debt securities ratings; factors affecting operations such as maintenance or repairs, environmental incidents or gas pipeline system constraints; the possibility of war or terrorist attacks; and other risks and unforeseen events. In light of these risks, uncertainties and assumptions, the results reflected in our forward-looking statements might not occur. In addition, we could be affected by general industry and market conditions, and general economic conditions, including interest rate fluctuations, federal, state and local laws and regulations affecting the retail gas industry or the energy industry generally.

ITEM 8.  Financial Statements and Supplementary Data.

The information required here is included in the report as set forth in the Index to Consolidated Financial Statements on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.  Controls and Procedures.

We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), and with the participation of personnel from our Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2003 and have communicated that determination to the Audit Committee of our Board of Directors. There have been no significant changes in our internal controls or other factors that have materially affected or are reasonably likely to materially affect internal controls subsequent to June 30, 2003.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

There is incorporated in this Item 10 by reference the information that will appear in the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders under the captions Board of Directors -- Board Size and Composition and Executive Officers and Compensation -- Executive Officers Who Are Not Directors and Executive Officers and Compensation -- Section 16(a) Beneficial Owner Reporting Compliance.

ITEM 11.  Executive Compensation.

There is incorporated in this Item 11 by reference the information that will appear in the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders under the captions Executive Officers and Compensation -- Executive Compensation and Certain Relationships.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

There is incorporated in this Item 12 by reference the information that will appear in the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders under the caption Security Ownership.

ITEM 13.  Certain Relationships and Related Transactions.

There is incorporated in this Item 13 by reference the information that will appear in the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders under the caption Certain Relationships.

ITEM 14.  Principal Accountants Fees and Services.

There is incorporated in this Item 14 by reference the information that will appear in the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders under the caption Independent Auditors.

                                     PART IV

ITEM 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) and (2)    Financial Statements and Financial Statement Schedules.
                  -------------------------------------------------------
                  See Index to Consolidated Financial Statements set forth on page F-1.

(a)(3)            Exhibits.

Exhibit No.                           Description
-----------   -----------------------------------------------------------------
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

      4(n) First Mortgage Bonds Indenture of Mortgage and Deed of Trust dated as of March 15, 1946 by Southern Union Company (as successor to PG Energy, Inc. formerly, Pennsylvania Gas and Water Company, and originally, Scranton-Spring Brook Water Service Company to Guaranty Trust Company of New York. (Filed as Exhibit 4.1 to Southern Union's Current Report on Form 8-K filed on December 30, 1999 and incorporated herein by reference.)

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

      10(a) Amended and Restated Revolving Credit Agreement (Long-Term Credit Facility) between Southern Union Company and the Banks named therein dated April 3, 2003.

      10(b) Revolving Credit Agreement (Short-Term Credit Facility) between Southern Union Company and the Banks named therein dated
              April 3, 2003.

      10(c) Amended and Restated Term Loan Credit Agreement between Southern Union Company and the Banks named therein dated April 3, 2003.

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

      10(k) Promissory Note between Dennis K. Morgan and Southern Union Company dated January 28, 2000. (Filed as Exhibit 10(k) to Southern Union's Annual Report on Form 10-K for the year ended June 30, 2002 and incorporated herein by reference.)

      10(l) Southern Union Company Pennsylvania Division Stock Incentive Plan. (Filed as Exhibit 4 to Form S-8, SEC File No. 333-36146, filed on May 3, 2000 and incorporated herein by reference.)(*)

      10(m) Southern Union Company Pennsylvania Division 1992 Stock Option Plan. (Filed as Exhibit 4 to Form S-8, SEC File No. 333-36150, filed on May 3, 2000 and incorporated herein by reference.)(*)

      10(n) Employment agreement between David W. Stevens and Southern Union Company dated October 31, 2002. (Filed as Exhibit 10 to Southern Union's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 and incorporated herein by reference.)

      21      Subsidiaries of the Company.

      23      Consent of Independent Accountants.

      24      Power of Attorney.

  Exhibit No.                         Description
  ----------  ------------------------------------------------------------------
      31.1 Certificate by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certificate by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certificate by Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
              Section 1350.


     32.2 Certificate by Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
              Section 1350.

 (b) Reports on Form 8-K. Southern Union filed the following Current Reports on Form 8-K during the three months ended June 30, 2003.

           Date
           Filed                         Description of Filing
         ---------         -----------------------------------------------------
         04/30/03          Announcement of operating performance for the three-
                           and nine month periods ended March 31, 2003 and 2002 and filing, under Item 9, summary statements of income of the Company for the three- and nine month periods ended March 31, 2003 and 2002 (unaudited) and notes thereto.

         05/27/03 Announcement that Southern Union Company and CMS Energy Corporation entered into an amendment to their definitive Stock Purchase Agreement for Southern Union's purchase of Panhandle Eastern Pipe Line Company and its subsidiaries, and filing under Item 7, the Amended and Restated Stock Purchase Agreement and Shareholder Agreement, both dated May 12, 2003.

         05/30/03 Announcement of the termination of the Hart-Scott-Rodino Act waiting period for Southern Union's acquisition of Panhandle Eastern Pipe Line Company and its subsidiaries; announcement of Southern Union's plans for concurrent offerings of common stock and equity units; and announcement regarding the Company's earnings guidance for the remainder of fiscal 2003 and for fiscal 2004.

         05/30/03 Filing under Item 7, the audited historical financial statements and related notes of Panhandle Eastern Pipe Line Company and its subsidiaries for the three years ended December 31, 2002, and the unaudited historical financial statements and related notes of Panhandle Eastern Pipe Line Company for the three months ended March 31, 2003.

         05/30/03 Filing under Item 7, the Unaudited Pro Forma Combined Condensed Financial Statements of Southern Union Company and Panhandle Eastern Pipe Line Company, including their respective subsidiaries, and related notes thereto.

         06/06/03 Filing under Item 7, Consent of Independent Public Accountants, Ernst & Young LLP, relating to certain historical financial statements of Panhandle Eastern Pipe Line Company attached to a Current Report on Form 8-K filed by the Company on May 30, 2003.

         06/10/03 Filing under Item 7, Consent of Independent Public Accountants Ernst & Young LLP, relating to certain historical financial statements of Panhandle Eastern Pipe Line Company attached to a Current Report on Form 8-K filed by the Company on May 30, 2003.

         06/16/03 Announcement of Southern Union Company's completion of the acquisition of Panhandle Eastern Pipe Line Company and its subsidiaries on June 11, 2003; announcement of exercise of over-allotment option on Southern Union common stock offering; and filing under Item 7, the following financial information: audited historical financial statements of Panhandle Eastern Pipe Line Company and its subsidiaries for the three years ended December 31, 2002 and the unaudited historical financial statements for the three months ended March 31, 2003; unaudited pro forma combined condensed balance sheet as of March 31, 2003 and the unaudited pro forma combined condensed statements of operations for the year ended June 30, 2002 and the nine months ended March 31, 2003 of Southern Union and Panhandle Eastern Pipe Line company and its subsidiaries.


(*) Indicates Management Compensation Plan.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Southern Union has duly caused this report to be signed by the undersigned, thereunto duly authorized, on September 26, 2003.


                                      SOUTHERN UNION COMPANY


                                      By   THOMAS F. KARAM
                                         --------------------------
                                           Thomas F. Karam
                                           President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Southern Union and in the capacities indicated as of September 26, 2003.

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

     DAVID BRODSKY*                       Director

     FRANK W. DENIUS*                     Director

     KURT A. GITTER, M.D.*                Director

     THOMAS F. KARAM                      Director
     ---------------------
     Thomas F. Karam

     ADAM M. LINDEMANN*                   Director

     ROGER J. PEARSON*                    Director

     GEORGE ROUNTREE, III*                Director

     RONALD W. SIMMS*                     Director

     DAVID J. KVAPIL                      Executive Vice President and Chief
     ------------------------             Financial Officer
     David J. Kvapil                     (Principal Accounting Officer)


*By  THOMAS F. KARAM
     -----------------------
     Thomas F. Karam
     Attorney-in-fact

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                           Page

Financial Statements:
     Consolidated statement of operations -- years ended
              June 30, 2003, 2002 and 2001.....................             F-2
     Consolidated balance sheet --
              June 30, 2003 and 2002...........................      F-3 to F-4
     Consolidated statement of cash flows -- years ended
              June 30, 2003, 2002 and 2001.....................             F-5
     Consolidated statement of common stockholders' equity --
             years ended June 30, 2003, 2002 and 2001..........             F-6
     Notes to consolidated financial statements................     F-7 to F-42
     Report of independent auditors............................            F-43


All schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                                                                     Year Ended June 30,
                                                                                      2003          2002           2001
                                                                                 -------------  ------------  -------------
                                                                                   (thousands of dollars, except shares and
                                                                                               per share amounts)

Operating revenues.........................................................      $   1,188,507  $    980,614  $   1,461,811
Cost of gas and other energy...............................................           (724,611)     (573,077)    (1,031,696)
Revenue-related taxes......................................................            (40,485)      (33,409)       (49,869)
                                                                                 -------------  ------------  -------------
     Operating margin......................................................            423,411       374,128        380,246
Operating expenses:
     Operating, maintenance and general....................................            193,745       171,147        186,468
     Business restructuring charges........................................                 --        29,159             --
     Depreciation and amortization.........................................             60,642        58,989         69,161
     Taxes, other than on income and revenues..............................             26,653        23,708         23,352
                                                                                 -------------  ------------  -------------
         Total operating expenses..........................................            281,040       283,003        278,981
                                                                                 -------------  ------------  -------------
         Net operating revenues............................................            142,371        91,125        101,265
                                                                                 -------------  ------------  -------------

Other income (expenses):
     Interest .............................................................            (83,343)      (90,992)      (102,928)
     Dividends on preferred securities of subsidiary trust.................             (9,480)       (9,480)        (9,480)
     Other, net............................................................             18,394        14,278         81,401
                                                                                 -------------  ------------- -------------
         Total other expenses, net.........................................            (74,429)      (86,194)       (31,007)
                                                                                 -------------  ------------  -------------

Earnings from continuing operations before income taxes....................             67,942         4,931         70,258

Federal and state income taxes ............................................             24,273         3,411         30,099
                                                                                 -------------  ------------  -------------

Net earnings from continuing operations....................................             43,669         1,520         40,159
                                                                                 -------------  ------------  -------------

Discontinued operations:
     Earnings from discontinued operations before income taxes.............             84,773        29,801         26,425
     Federal and state income taxes........................................             52,253        11,697          9,901
                                                                                 -------------  ------------  -------------
Net earnings from discontinued operations..................................             32,520        18,104         16,524
                                                                                 -------------  ------------  -------------

Net earnings before cumulative effect of change in accounting
     principle.............................................................             76,189        19,624         56,683

Cumulative effect of change in accounting principle, net of tax............                 --            --            602
                                                                                 -------------  ------------  -------------

Net earnings available for common stock....................................      $      76,189  $     19,624  $      57,285
                                                                                 =============  ============  =============

Net earnings from continuing operations per share:
     Basic.................................................................      $         .76  $        .03  $         .71
                                                                                 =============  ============  =============

     Diluted...............................................................      $         .74  $        .03  $         .67
                                                                                 =============  ============  =============
Net earnings available for common stock per share:
     Basic.................................................................      $        1.33  $        .35  $        1.01
                                                                                 =============  ============  =============

     Diluted...............................................................      $        1.29  $        .33  $         .95
                                                                                 =============  ============  =============

Weighted average shares outstanding:
     Basic.................................................................         57,176,843    56,060,425     56,893,218
                                                                                 =============  ============  =============
     Diluted...............................................................         59,017,861    59,132,567     60,081,146
                                                                                 =============  ============  =============


                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                     ASSETS


                                                                                                         June 30,
                                                                                                 2003             2002
                                                                                            -------------    --------------
                                                                                                  (thousands of dollars)

Property, plant and equipment:
     Plant in service.................................................................      $    3,710,541   $    1,767,349
     Construction work in progress....................................................              75,484            6,535
                                                                                            --------------   --------------
                                                                                                 3,786,025        1,773,884
         Less accumulated depreciation and amortization                                           (641,225)        (604,114)
                                                                                            --------------   --------------

         Net property, plant and equipment............................................           3,144,800        1,169,770



Current assets:
     Cash and cash equivalents........................................................              86,997               --
     Accounts receivable, billed and unbilled, net....................................             192,402           95,036
     Inventories......................................................................             173,757          101,076
     Deferred gas purchase costs......................................................              24,603            3,597
     Investment securities available for sale.........................................                  53            1,163
     Gas imbalances - receivable......................................................              34,911               --
     Prepayments and other............................................................              18,918           13,527

     Assets held for sale.............................................................                  --          395,446
                                                                                              --------------   --------------

         Total current assets.........................................................             531,641          609,845

Goodwill, net of accumulated amortization of $27,510..................................             642,921          642,921

Deferred charges......................................................................             188,261          206,130

Investment securities, at cost........................................................               9,641            9,786

Other.................................................................................              73,674           41,612











         Total assets.................................................................       $   4,590,938    $   2,680,064
                                                                                             ==============   =============



                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Continued)



                      STOCKHOLDERS' EQUITY AND LIABILITIES


                                                                                                       June 30,
                                                                                                   2003            2002
                                                                                             -------------    ------------
                                                                                                    (thousands of dollars)
Common stockholders' equity:
     Common stock, $1 par value; authorized 200,000,000 shares; issued
         73,073,967 shares at June 30, 2003............................................      $      73,074    $      58,055
     Premium on capital stock..........................................................            901,701          707,912
     Less treasury stock: 282,333 and 3,125,993 shares, respectively,
         at cost.......................................................................            (10,467)         (57,673)
     Less common stock held in Trust: 1,061,656 and 1,138,821 shares,
         respectively..................................................................            (15,617)         (17,821)
     Deferred compensation plans.......................................................              9,960            9,373
     Accumulated other comprehensive income (loss).....................................            (62,579)         (14,500)
     Retained earnings.................................................................             24,346               --
                                                                                             -------------    -------------

                                                                                                   920,418          685,346

Company-obligated mandatorily redeemable preferred securities of subsidiary
     trust holding solely subordinated notes of Southern Union.........................            100,000          100,000

Long-term debt and capital lease obligation............................................          1,611,653        1,082,210
                                                                                             -------------    -------------

         Total capitalization..........................................................          2,632,071        1,867,556

Current liabilities:
     Long-term debt and capital lease obligation due within one year...................            734,752          108,203
     Notes payable.....................................................................            251,500          131,800
     Accounts payable..................................................................            112,840           71,343
     Federal, state and local taxes....................................................              6,743            9,212
     Accrued interest..................................................................             40,871           17,019
     Accrued dividends on preferred securities of subsidiary trust.....................                 --            2,370
     Customer deposits.................................................................             12,585            7,572
     Gas imbalances - payable..........................................................             64,519               --
     Other.............................................................................            130,196           38,167
     Liabilities related to assets held for sale.......................................                 --           67,718
                                                                                             -------------    -------------

         Total current liabilities.....................................................          1,354,006          453,404

Deferred credits.......................................................................            322,154          142,452

Accumulated deferred income taxes......................................................            282,707          216,652



         Total stockholders' equity and liabilities....................................      $   4,590,938    $   2,680,064
                                                                                             =============    =============



                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                             Year Ended June 30,
                                                                                     2003           2002          2001
                                                                                ------------   ------------   ------------
                                                                                             (thousands of dollars)
Cash flows from (used in) operating activities:
     Net earnings ........................................................      $     76,189   $     19,624   $     57,285
     Adjustments to reconcile net earnings to net cash flows from
        (used in) operating activities:
         Depreciation and amortization....................................            60,642         58,989         69,161
         Deferred income taxes............................................            78,747         28,397         27,778
         Provision for bad debts..........................................            17,873         12,260         27,260
         Provision for investment impairment..............................                --         10,380             --
         Financial derivative trading gains...............................              (605)        (6,204)            --
         Amortization of debt expense.....................................             2,919          2,936          3,118
         Gain on sale of investment securities............................              (567)        (1,004)       (74,582)
         Gain on sale of subsidiaries and other assets....................           (62,992)        (6,414)       (14,239)
         Loss on sale of subsidiaries.....................................                --          1,500             --
         Gain on settlement of interest rate swaps........................                --        (17,166)            --
         Cumulative effect of change in accounting principle..............                --             --           (602)
         Business restructuring charges...................................                --         24,440             --
         Net cash provided (used by) assets held for sale.................           (23,698)        48,618            320
         Other ...........................................................            (1,447)         1,359         (1,034)
         Changes in operating assets and liabilities, net of
            acquisitions:
              Accounts receivable, billed and unbilled....................           (48,520)        71,932       (111,732)
              Gas imbalance receivable....................................             6,330             --             --
              Accounts payable............................................            22,728        (11,965)       (13,134)
              Gas imbalance payable.......................................             4,851             --             --
              Customer deposits...........................................             5,013            (53)        (2,136)
              Deferred gas purchase costs.................................           (21,006)        53,436        (59,054)
              Inventories.................................................           (34,583)         1,044        (32,125)
              Deferred charges and credits................................           (12,561)        16,804         (9,316)
              Prepaids and other current assets...........................             2,541         (3,735)        (7,802)
              Taxes and other current liabilities.........................           (16,158)       (31,562)        (6,265)
                                                                                ------------   ------------   ------------
         Net cash flows from (used in) operating activities...............            55,696        273,616       (147,099)
                                                                                ------------   ------------   ------------
Cash flows (used in) from investing activities:
     Additions to property, plant and equipment...........................           (79,730)       (70,698)      (100,752)
     Acquisition of operations, net of cash received......................          (522,316)            --       (414,497)
     Notes receivable.....................................................            (6,750)        (2,750)            --
     Purchase of investment securities....................................                --           (938)       (12,495)
     Customer advances ...................................................            (9,619)          (403)          717
     Proceeds from sale of investment securities..........................               782          1,213         85,761
     Proceeds from sale of subsidiaries and other assets..................           437,000         40,935         23,938
     Proceeds from sale of interest rate swaps............................                --         17,166             --
     Net cash used in assets held for sale................................           (13,410)       (23,215)       (22,012)
     Other................................................................             2,683           (536)         4,587
                                                                                ------------   ------------   ------------
         Net cash flows used in investing activities......................          (191,360)       (39,226)      (434,753)
                                                                                ------------   ------------   ------------
Cash flows (used in) from financing activities:
     Issuance of long-term debt...........................................           311,087             --        535,000
     Issuance cost of debt................................................              (313)          (921)        (3,474)
     Issuance of common stock.............................................           168,682             --             --
     Issuance of equity units.............................................           125,000             --             --
     Issuance cost of equity units........................................            (3,443)            --             --
     Purchase of treasury stock...........................................            (2,181)       (41,632)            --
     Repayment of debt and capital lease obligation.......................          (500,135)      (145,131)      (167,270)
     Net (payments) borrowings under revolving credit facilities..........           119,700        (58,800)       190,597
     Proceeds from exercise of stock options..............................             3,047          8,346            707
     Other................................................................             1,217          2,529           (318)
                                                                                ------------   ------------   ------------
Net cash flows (used in) from financing activities........................           222,661       (235,609)       555,242
                                                                                ------------   ------------   ------------
Change in cash and cash equivalents.......................................            86,997         (1,219)       (26,610)
Cash and cash equivalents at beginning of year............................                --          1,219         27,829
                                                                                ------------   ------------   ------------
Cash and cash equivalents at end of year..................................      $     86,997   $         --   $      1,219
                                                                                ============   ============   ============

Cash paid for interest, net of amounts capitalized, in 2003, 2002 and 2001 was $90,462,000, $99,643,000 and $107,295,000, respectively. Cash paid for income taxes in 2003 and 2001 was $2,351,000 and $17,753,000, respectively, while cash refunded for income taxes in 2002 was $4,214,000.

                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                 Common    Accumulated
                                          Common       Premium     Treasury      Stock        Other
                                          Stock, $1   on Capital   Stock, at    Held in   Comprehensive    Retained
                                          Par Value     Stock        Cost        Trust     Income (Loss)   Earnings        Total
                                         ----------  -----------  -----------  -----------  ----------   ------------   -----------
                                                                               (thousands of dollars)
Balance July 1, 2000...................  $   50,521  $   599,835  $  (15,554)  $  (14,522)  $  115,175    $   --        $ 735,455

   Comprehensive income:
     Net earnings .....................        --           --           --           --           --         57,285       57,285
     Unrealized loss in investment
       securities, net of tax benefit .        --           --           --           --        (96,323)        --        (96,323)
     Minimum pension liability
       adjustment, net of tax benefit .        --           --           --           --         (4,324)        --         (4,324)
     Cumulative effect of change in
       accounting principle, net of tax        --           --           --           --            826         --            826
     Unrealized loss on hedging
       activities, net of tax benefit .        --           --           --           --         (1,911)        --         (1,911)
                                                                                                                        ---------
     Comprehensive income (loss) ......                                                                                   (44,447)
                                                                                                                        ---------
   Payment on note receivable .........        --            290         --           --           --           --            290
   Purchase of common stock held
     in trust .........................        --           --           --         (4,009)        --           --         (4,009)
   5% stock dividend ..................       2,556       49,626         --           --           --        (52,182)        --
   Benefit plan modification ..........        --           --           --          6,560         --           --          6,560
   Issuance of stock for acquisition ..       1,371       25,930         --           --           --           --         27,301
   Exercise of stock options ..........         105          643         (315)         274         --           --            707
                                          ---------    ---------    ---------    ---------    ---------    ---------    ---------
Balance June 30, 2001 .................      54,553      676,324      (15,869)     (11,697)      13,443        5,103      721,857

   Comprehensive income:
     Net earnings .....................        --           --           --           --           --         19,624       19,624
     Unrealized loss in investment
       securities, net of tax benefit .        --           --           --           --        (18,249)        --        (18,249)
     Minimum pension liability
       adjustment, net of tax benefit .        --           --           --           --        (10,498)        --        (10,498)
     Unrealized gain on hedging
       activities, net of tax .........        --           --           --           --            804         --            804
                                                                                                                        ---------
     Comprehensive income (loss) ......                                                                                    (8,319)
                                                                                                                        ---------
   Payment on note receivable .........        --            202         --           --           --           --            202
   Purchase of treasury stock .........        --           --        (41,632)        --           --           --        (41,632)
   5% stock dividend ..................       2,618       22,091         --           --           --        (24,727)         (18)
   Stock compensation plan ............        --          1,248         --          1,257         --           --          2,505
   Sale of common stock held
     in trust .........................        --             26         --          1,945         --           --          1,971
   Exercise of stock options ..........         884        8,021         (172)          47         --           --          8,780
                                          ---------    ---------    ---------    ---------    ---------    ---------    ---------
Balance June 30, 2002 .................      58,055      707,912      (57,673)      (8,448)     (14,500)        --        685,346

Comprehensive income:
     Net earnings .....................        --           --           --           --           --         76,189       76,189
     Unrealized loss in investment
       securities, net of tax benefit .        --           --           --           --           (581)        --           (581)
     Minimum pension liability
       adjustment, net of tax benefit .        --           --           --           --        (41,930)        --        (41,930)
     Unrealized loss on hedging
       activities, net of tax benefit .        --           --           --           --         (5,568)        --         (5,568)
                                                                                                                        ---------
     Comprehensive income (loss) ......                                                                                    28,110
                                                                                                                        ---------
   Payment on note receivable .........        --            305         --           --           --           --            305
   Purchase of treasury stock .........        --           --         (2,181)        --           --           --         (2,181)
   5% stock dividend ..................       3,468       48,342         --           --           --        (51,843)         (33)
   Stock compensation plan ............        --            480         --            737         --           --          1,217
   Issuance of stock for acquisition ..        --           --         48,900         --           --           --         48,900
   Issuance of common stock ...........      10,925      157,757         --           --           --           --        168,682
   Issuance costs of equity units .....        --         (3,443)        --           --           --           --         (3,443)
   Contract adjustment payment ........        --        (11,713)        --           --           --           --        (11,713)
   Sale of common stock held in trust .        --           (243)        --          2,424         --           --          2,181
   Exercise of stock options ..........         626        2,304          487         (370)        --           --          3,047
                                          ---------    ---------    ---------    ---------    ---------    ---------    ---------
Balance June 30, 2003 .................   $  73,074    $ 901,701    $ (10,467)   $  (5,657)   $ (62,579)   $  24,346    $ 920,418
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

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                  I Summary of Significant Accounting Policies

Operations. Southern Union Company (Southern Union and together with its subsidiaries, the Company) is primarily engaged in the transportation, storage and distribution of natural gas in the United States. The Company's interstate natural gas transportation and storage operations are conducted through Panhandle Eastern Pipe Line Company, LLC and its subsidiaries (hereafter referred to as Panhandle Energy), which serve approximately 500 customers in the Midwest and Southwest. Panhandle Energy was acquired by Southern Union on June 11, 2003 (see Note II - Acquisitions and Sales). The Company's local natural gas distribution operations are conducted through its three regulated utility divisions, Missouri Gas Energy, PG Energy and New England Gas Company, which collectively serve over 950,000 residential, commercial and industrial customers in Missouri, Pennsylvania, Rhode Island and Massachusetts.

Basis of Presentation. Effective June 11, 2003, the Company acquired Panhandle Energy from CMS Energy Corporation. The acquisition was accounted for using the purchase method of accounting in accordance with accounting principles generally accepted in the United States with the purchase price paid by the Company being allocated to Panhandle Energy's net assets as of the acquisition date based on preliminary estimates. The Panhandle Energy assets acquired and liabilities assumed have been recorded in the Consolidated Balance Sheet as of June 30, 2003 at their estimated fair value and are subject to further assessment and adjustment pending the results of outside appraisals. Panhandle Energy's results of operations have been included in the Consolidated Statement of Operations since June 11, 2003. Thus, the Consolidated Statement of Operations for the periods subsequent to the acquisition is not comparable to the same periods in prior years. See Note II -- Acquisitions and Sales.

Effective January 1, 2003, the Company completed the sale of its Southern Union Gas Company natural gas operating division and related assets (the Texas Operations) to ONEOK, Inc. In accordance with accounting principles generally accepted in the United States, the assets and liabilities sold have been segregated and reported as "held for sale" in the Consolidated Balance Sheet as of June 30, 2002, and the related results of operations and gain on sale have been segregated and reported as "discontinued operations" in the Consolidated Statement of Operations and Consolidated Statement of Cash Flows for all periods presented. See Note II -- Acquisitions and Sales and Note XIX -- Discontinued Operations and Assets Held for Sale.

Principles of Consolidation. The consolidated financial statements include the accounts of Southern Union and its wholly-owned subsidiaries. Investments in which the Company has significant influence over the operations of the investee and the Company owns a 20% to 50% interest are accounted for using the equity method. All significant intercompany accounts and transactions are eliminated in consolidation. All dollar amounts in the tables herein, except per share amounts, are stated in thousands unless otherwise indicated. Certain reclassifications have been made to prior years' financial statements to conform with the current year presentation.

Segment Reporting. The Financial Accounting Standards Board (FASB) Standard, Disclosures about Segments of an Enterprise and Related Information, requires disclosure of segment data based on how management makes decisions about allocating resources to segments and measuring performance. The Company is principally engaged in the transportation, storage and distribution of natural gas in the United States and reports these operations under two reportable segments: the Transportation and Storage segment and the Distribution segment.

Gas Utility Revenues and Gas Purchase Costs. In the Distribution segment, gas utility customers are billed on a monthly-cycle basis. The related cost of gas and revenue taxes are matched with cycle-billed revenues through utilization of purchased gas adjustment provisions in tariffs approved by the regulatory agencies having jurisdiction. Revenues from gas delivered but not yet billed are accrued, along with the related gas purchase costs and revenue-related taxes. Unbilled revenues, net of related gas purchase costs and revenue-related taxes, were $7,864,000 and $7,450,000 at June 30, 2003 and 2002, respectively. The
Company's operating revenues and other financial information by segment for fiscal 2003, 2002 and 2001 are presented in Note XXI -- Reportable Segments.

Transportation and Storage Revenues. In the Transportation and Storage segment, revenues on transportation, storage and terminalling of natural gas are recognized as service is provided. Receivables are subject to normal trade terms and are carried net of an allowance for doubtful accounts. Prior to final Federal Energy Regulatory Commission (FERC) approval of filed rates, the Company is exposed to risk that the FERC will ultimately approve the rates at a level lower than those requested. The difference is subject to refund and reserves are established, where required, for that purpose. The Company's operating revenues and other financial information by segment for fiscal 2003, 2002 and 2001 are presented in Note XXI -- Reportable Segments.

Earnings Per Share. The Company's earnings per share presentation conforms to the FASB Standard, Earnings per Share. All share and per share data have been appropriately restated for all stock dividends and stock splits distributed through July 31, 2003 unless otherwise noted.

Accumulated Other Comprehensive Income. The Company reports comprehensive income and its components in accordance with the FASB Standard, Reporting Comprehensive Income. The main components of comprehensive income that relate to the Company are net earnings, unrealized holding gains and losses on investment securities, minimum pension liability adjustments, unrealized loss on hedging activities and cumulative effect of change in accounting principle, all of which are presented in the Consolidated Statement of Stockholders' Equity.

Unrealized holding gains on investment securities were $21,000, $603,000 and $18,852,000 in 2003, 2002 and 2001, respectively. The reclassification adjustment for gains included in net income, net of tax, for reporting other comprehensive income was $364,000, $567,000 and $43,726,000 in 2003, 2002 and
2001, respectively. The unrealized holding gains or losses on investment securities and the reclassification adjustment for gains are combined and reflected on the Consolidated Statement of Stockholders' Equity.

Significant Customers and Credit Risk. In the Distribution segment, concentrations of credit risk in trade receivables are limited due to the large customer base with relatively small individual account balances. In addition, Company policy requires a deposit from certain customers. The Company has recorded an allowance for doubtful accounts totaling $16,823,000, $15,324,000, $28,347,000 and $6,675,000 at June 30, 2003, 2002, 2001 and 2000, respectively, relating to its Distribution segment trade receivables. The allowance for doubtful accounts is adjusted for changes in estimated uncollectible accounts and reduced for the write-off of trade receivables.

In the Transportation and Storage segment, aggregate sales to Panhandle Energy's top 10 customers accounted for 71% of segment operating revenues and 1% of consolidated operating revenues for the period owned by Southern Union in fiscal 2003. This included sales to BG LNG Services, a nonaffiliated gas marketer, which accounted for 20% of segment operating revenues; sales to Proliance Energy, LLC, a nonaffiliated local distribution company and gas marketer, which accounted for 17% of segment operating revenues; and sales to CMS Energy Corporation, Panhandle Energy's former parent, which accounted for 13% of segment operating revenues. During 2003, no other customer accounted for 10% or more of segment operating revenues during the period owned by Southern Union. Panhandle Energy manages trade credit risks to minimize exposure to uncollectible trade receivables. Prospective and existing customers are reviewed for creditworthiness based upon pre-established standards. Customers that do not meet minimum standards are required to provide additional credit support. The Company has recorded an allowance for doubtful accounts totaling $4,138,000 at June 30, 2003, relating to its Transportation and Storage segment trade receivables.

Inventories. In the Distribution segment, inventories consist of natural gas in underground storage and materials and supplies, both of which are carried at weighted average cost. Natural gas in underground storage at June 30, 2003 and 2002 was $117,679,000 and $92,448,000, respectively, and consisted of 20,853,000 and 23,166,000 million British thermal units (MMBtu), respectively.

In the Transportation and Storage segment, inventories consist of gas held for operations and materials and supplies. All gas held for operations and materials and supplies purchased are recorded at the lower of weighted average cost or market, while gas received from or owed back to customers is valued at market. The gas held for operations that is not expected to be consumed in operations in the next twelve months is reflected in non-current assets. Gas held for operations at June 30, 2003 was $57,647,000, of which $22,769,000 is classified as non-current, and consisted of 11,657,000 MMBtu.

Goodwill and Other Intangible Assets. The Company accounts for its goodwill and other intangible assets in accordance with the FASB Standard, Accounting for Goodwill and Other Intangible Assets. Under this Statement, the Company has ceased amortization of goodwill. Goodwill, which was previously classified on the consolidated balance sheet as additional purchase cost assigned to utility plant and amortized on a straight-line basis over forty years, is now subject to at least an annual assessment for impairment by applying a fair-value based test. See Note VII - Goodwill and Intangibles.

Fair Value of Financial Instruments. The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their fair value. The fair value of the Company's preferred securities of subsidiary trust and long-term debt is estimated using current market quotes and other estimation techniques.

Gas Imbalances. In the Transportation and Storage segment, gas imbalances occur as a result of differences in volumes of gas received and delivered. The Company records gas imbalance in-kind receivables and payables at cost or market, based on whether net imbalances have reduced or increased system gas balances, respectively.

Fuel Tracker. Liability accounts are maintained in the Transportation and Storage segment for net volumes of fuel gas owed to customers collectively. Trunkline records an asset whenever fuel is due from customers from prior under recovery based on contractual and specific tariff provisions, which support the treatment as an asset. Panhandle's other companies that are subject to fuel tracker provisions record an expense when fuel is under recovered. The pipelines' fuel reimbursement is in-kind and non-discountable.

Interest Cost Capitalized. The Company capitalizes interest on certain qualifying assets that are undergoing activities to prepare them for their intended use in accordance with the FASB Standard, Capitalization of Interest Cost. Interest costs incurred during the construction period are capitalized and amortized over the life of the assets.

Derivative Instruments and Hedging Activities. The Company accounts for its derivatives in accordance with the FASB Standard, Accounting for Derivative Instruments and Hedging Activities, as amended. Under this Statement, all derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, management designates the derivative as either: (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (a fair value hedge); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid in connection with a recognized asset or liability (a cash flow hedge), or
(iii) an instrument that is held for trading or non-hedging purposes (a trading or non-hedging instrument). Changes in the fair value of a derivative that qualifies as a fair-value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in earnings. Changes in the fair value of a derivative that qualifies as a cash-flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable-rate asset or liability are recorded in earnings). Hedge ineffectiveness is recorded through earnings immediately. Lastly, changes in the fair value of derivative trading and non-hedging instruments are reported in current-period earnings. Fair value is determined based upon mathematical models using current and historical data.

The Company formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. The Company discontinues hedge accounting when: (i) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (ii) the derivative expires or is sold, terminated, or exercised; (iii) it is no longer probable that the forecasted transaction will occur; or (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings. See Note XI -- Derivative Instruments and Hedging Activities.

The Company utilizes derivative instruments on a limited basis to manage certain business risks. Interest rate swaps and treasury rate locks are used to reduce interest rate risks and to manage interest expense. Commodity swaps have been employed to manage price risk associated with certain energy contracts.

In accordance with adoption of this Statement on July 1, 2000, the Company recorded a net-of-tax cumulative-effect gain of $602,000 in earnings to recognize the fair value of the gas derivative contracts at PG Energy Services, Inc., a wholly-owned subsidiary, that are not designated as hedges.

New Pronouncements. Effective July 1, 2002, the Company adopted the FASB standard, Accounting for Asset Retirement Obligations (ARO). The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time the obligations are incurred. Upon initial recognition of a liability, costs should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related long-lived asset. In certain rate jurisdictions, the Company is permitted to include annual charges for cost of removal in its regulated cost of service rates charged to customers. The adoption of the Statement did not have a material impact on the Company's financial position, results of operations or cash flows for all periods presented.

As a result of the acquisition of Panhandle Energy, the Company assumed an ARO liability of approximately $6.8 million as of June 30, 2003, relating to the retirement of certain of Panhandle Energy's offshore lateral lines. During fiscal 2003, changes in the carrying amount of the ARO liability attributable to
(i) liabilities incurred, (ii) liabilities settled, (iii) accretion expense, and
(iv) cash flow revisions were immaterial for the period the associated assets were owned by the Company. In addition, the Company has reclassified approximately $27 million of negative salvage previously included in accumulated depreciation to deferred credits for amounts collected for asset retirement obligations on certain of the Panhandle Energy assets acquired which are not recordable as liabilities under the Statement but represent other obligations.

Also effective July 1, 2002, the Company adopted the FASB standard, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. Under the Statement, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. The adoption of this Statement did not materially change the methods the Company uses to measure impairment losses on long-lived assets, but did result in the Company's sale of its Texas Operations being reported as discontinued operations. See Note XIX - Discontinued Operations and Assets Held for Sale.

In November 2002, the FASB issued Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others. The Interpretation expands the existing disclosure requirements for guarantees and requires that companies recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken when issuing the guarantee. The initial recognition and initial measurement provisions of the Interpretation are effective for guarantees issued or modified after December 31, 2002. Implementation of this Statement did not have a material impact on the Company's financial position, results of operations or cash flows for all periods presented.

In December 2002, the FASB issued Accounting for Stock-Based Compensation - Transition and Disclosure. The Statement provides alternative methods of transition for an entity that voluntarily changes to a fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the previous standard, Accounting for Stock-Based Compensation, to require more prominent disclosure about the effects on reported net income of stock-based employee compensation. The Company expects to continue to account for stock-based compensation in accordance with Accounting Principles Board opinion, Accounting for Stock Issued to Employees, and will provide the prominent disclosures required in its annual and future interim financial statements.

In April 2003, the FASB issued Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Statement (i) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (ii) clarifies when a derivative contains a financing component, (iii) amend the definition of an underlying to conform it to language used in FASB Interpretation Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and
(iv) amends certain other existing pronouncements. The Statement is not expected to materially change the methods the Company uses to account for and report its derivatives and hedging activities.

In May 2003, the FASB issued Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement is effective at the beginning of the first interim period beginning after June 15, 2003. The Statement establishes guidelines on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement further defines and requires that certain instruments within its scope be classified as liabilities on the financial statements. The Company does not expect adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                            II Acquisitions and Sales

On June 11, 2003, Southern Union acquired Panhandle Energy from CMS Energy Corporation for approximately $582 million in cash and in connection therewith incurred transaction costs estimated at $30 million. Additional consideration was financed by CMS Energy Corporation through their purchase of 3 million shares of Southern Union common stock (before adjustment for any subsequent stock dividends) valued at approximately $49 million based on market prices at closing. Southern Union also incurred additional deferred state income tax liabilities estimated at $18 million as a result of the transaction. At the time of the acquisition, Panhandle Energy had approximately $1.159 billion of debt outstanding that it retained. The Company funded the cash portion of the acquisition with approximately $437 million in cash proceeds it received for the January 1, 2003 sale of its Texas operations, approximately $121 million of the net proceeds it received from concurrent common stock and equity units offerings (see Note X - Stockholders' Equity) and with working capital available to the Company. The Company structured the Panhandle Energy acquisition and the sale of its Texas operations to qualify as a like-kind exchange of property under
Section 1031 of the Internal Revenue Code of 1986, as amended. The acquisition was accounted for using the purchase method of accounting in accordance with accounting principles generally accepted in the United States with the purchase price paid by the Company being allocated to Panhandle Energy's net assets as of the acquisition date based on preliminary estimates. The Panhandle Energy assets acquired and liabilities assumed have been recorded in the Consolidated Balance Sheet as of June 30, 2003 at their estimated fair value and are subject to further assessment and adjustment pending the results of outside appraisals. Panhandle Energy's results of operations have been included in the Consolidated Statement of Operations since June 11, 2003. Thus, the Consolidated Statement of Operations for the periods subsequent to the acquisition are not comparable to the same periods in prior years.

Panhandle Energy is primarily engaged in the interstate transportation and storage of natural gas and also provides liquefied natural gas (LNG) terminalling and regasification services. The Panhandle Energy entities include Panhandle Eastern Pipe Line Company, LLC (Panhandle Eastern Pipe Line), Trunkline Gas Company, LLC (Trunkline), Sea Robin Pipeline Company (Sea Robin), Trunkline LNG Company, LLC (Trunkline LNG) and Pan Gas Storage Company, LLC (Pan Gas, also dba Southwest Gas Storage). Collectively, the pipeline assets include more than 10,000 miles of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the Panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes region. The pipelines have a combined peak day delivery capacity of 5.4 billion cubic feet per day, 72 billion cubic feet of owned underground storage capacity and 6.3 billion cubic feet of above ground LNG storage facilities. Trunkline LNG, located on Louisiana's Gulf Coast, operates one of the nation's largest LNG import terminals.

The following table summarizes the estimated fair values of the Panhandle Energy assets acquired and liabilities assumed at the date of acquisition.

                                                                        At
                                                                  June 11, 2003
                                                                  --------------
                                                                  (in thousands)

    Property, plant and equipment (excluding intangibles) .......  $  1,910,000
    Intangibles..................................................        20,000
    Current assets (1)...........................................       206,000
    Other non-current assets.....................................        29,000
                                                                   -------------
         Total assets acquired...................................     2,165,000
                                                                   -------------
    Long-term debt...............................................    (1,220,000)
    Current liabilities..........................................      (153,000)
    Other non-current liabilities................................      (113,000)
                                                                   -------------
         Total liabilities assumed...............................    (1,486,000)
                                                                   -------------
             Net assets acquired.................................  $    679,000
                                                                   =============

(1)      Includes cash and cash equivalents of approximately $59 million.


Effective January 1, 2003, the Company completed the sale of its Southern Union Gas natural gas operating division and related assets to ONEOK, Inc. (ONEOK) for approximately $437,000,000 in cash resulting in a pre-tax gain of $62,992,000. In addition to Southern Union Gas, the sale involved the disposition of Mercado Gas Services, Inc. (Mercado), SUPro Energy Company (SUPro), Southern Transmission Company (STC), Southern Union Energy International, Inc. (SUEI), Southern Union International Investments, Inc. (Investments) and Norteno Pipeline Company (Norteno) (collectively, the Texas Operations). Southern Union Gas distributed natural gas as a public utility to approximately 535,000 customers throughout Texas, including the cities of Austin, El Paso, Brownsville, Galveston and Port Arthur. Mercado marketed natural gas to commercial and industrial customers. SUPro provided propane gas services to approximately 4,000 customers located principally in Austin, El Paso and Alpine, Texas as well as Las Cruces, New Mexico and surrounding communities. STC owned and operated 118.8 miles of intrastate pipeline that served commercial, industrial and utility customers in central, southern and coastal Texas. SUEI and Investments participated in energy-related projects internationally. Energia Estrella del Sur, S. A. de C. V., a wholly-owned Mexican subsidiary of SUEI and Investments, had a 43% equity ownership in a natural gas distribution company, along with other related operations, which served 23,000 customers in Piedras Negras, Mexico, across the border from Southern Union Gas' Eagle Pass, Texas service area. Norteno owned and operated interstate pipelines that served the gas distribution properties of Southern Union Gas and the Public Service Company of New Mexico. Norteno also transported gas through its interstate network to the country of Mexico for Pemex Gas y Petroquimica Basica.

In September 2000, Southern Union acquired Providence Energy Corporation (ProvEnergy), Fall River Gas Company (Fall River Gas), and Valley Resources (Valley Resources). Collectively, these companies (hereafter referred to as the Company's New England Operations) were acquired for approximately $422,000,000 in cash and 1,370,629 shares (before adjustment for any subsequent stock dividends) of Southern Union common stock, as well as the assumption of approximately $140,000,000 in long-term debt. The results of operations from ProvEnergy and Fall River Gas have been included in the Company's Consolidated Statement of Operations since September 28, 2000, and the results of operations from Valley Resources have been included in the Company's Consolidated Statement of Operations since September 20, 2000. Thus, the Company's Consolidated Statement of Operations for the periods subsequent to these acquisitions is not comparable to the same periods in prior years. These acquisitions were accounted for using the purchase method.

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

In April 2002, PG Energy Services' (Energy Services) propane operations, which sold liquid propane to residential, commercial and industrial customers, were sold for $2,300,000, resulting in a pre-tax gain of $1,200,000. In July 2001, Energy Services' commercial and industrial gas marketing contracts were sold for $4,972,000, resulting in a pre-tax gain of $4,653,000. In June 2001, the Company sold Keystone, which engaged primarily in the construction, maintenance, and rehabilitation of natural gas distribution pipelines, for $3,300,000, resulting in a pre-tax gain of $707,000.

Pro Forma Financial Information

The following unaudited pro forma financial information for the years ended June 30, 2003, 2002 and 2001 is presented as though the following events had occurred at the beginning of the earliest period presented: (i) acquisition of Panhandle Energy and the New England Operations; (ii) the issuance of the common stock and equity units in June 2003; (iii) the issuance of the Term Note; and (iv) the refinancing of certain short-term and long-term debt at the time of the respective acquisitions. The pro forma financial information is not necessarily indicative of the results which would have actually been obtained had the acquisition of Panhandle Energy and the New England Operations, the issuance of the common stock and equity units, the issuance of the Term Note, or the refinancings been completed as of the assumed date for the period presented or which may be obtained in the future.

                                                                                               (Unaudited)
                                                                                            Year Ended June 30,
                                                                                    2003           2002            2001
                                                                                -------------  -------------  ---------------

Operating revenue......................................................         $   1,671,114   $  1,467,630  $   2,017,679
Income from continuing operations before extraordinary item............               129,705         53,453         93,576
Net earnings from continuing operations................................               129,705         53,453         93,576
Net earnings per share from continuing operations:
     Basic.............................................................                  1.83            .76           1.31
     Diluted...........................................................                  1.78            .72           1.25

                         III Other Income (Expense), Net

Other income in 2003 of $18,394,000 includes a gain of $22,500,000 on the settlement of the Company's claims against Southwest Gas Corporation (Southwest) and other parties related to the Southwest litigation, which was partially offset by $5,949,000 of related legal costs, income of $2,016,000 generated from the sale and/or rental of gas-fired equipment and appliances by various operating subsidiaries and $567,000 of realized gains on the sale of a portion of Southern Union's holdings in Capstone Turbine Corporation (Capstone).

Other income in 2002 of $14,278,000 includes gains of $17,166,000 generated through the settlement of several interest rate swaps, the recognition of $6,204,000 in previously recorded deferred income related to financial derivative energy trading activity of a former subsidiary, a gain of $4,653,000 realized through the sale of marketing contracts held by PG Energy Services Inc., income of $2,234,000 generated from the sale and/or rental of gas-fired equipment and appliances by various operating subsidiaries, a gain of $1,200,000 realized through the sale of the propane assets of PG Energy Services Inc., $1,004,000 of realized gains on the sale of a portion of Southern Union's holdings in Capstone, and power generation and sales income of $971,000 primarily from PEI Power Corporation. These items were partially offset by a non-cash charge of $10,380,000 to reserve for the impairment of the Company's investment in a technology company, $9,100,000 of legal costs associated with ongoing litigation from the unsuccessful acquisition of Southwest, and a $1,500,000 loss on the sale of the Florida Operations.

Other income of $81,401,000 in 2001 included realized gains on the sale of Capstone of $74,582,000, a $13,532,000 gain on the sale of non-core real estate and $6,838,000 of interest and dividend income. These items were partially offset by $12,855,000 of legal costs associated with Southwest.

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

                              V Earnings Per Share

The following table summarizes the Company's basic and diluted earnings per share calculations for 2003, 2002, and 2001:

                                                                                         Year Ended June 30,
                                                                                2003              2002             2001
                                                                           -------------     -------------    -------------

Net earnings from continuing operations .................................  $      43,669     $       1,520    $      40,159
Net earnings from discontinued operations................................         32,520            18,104           16,524
Cumulative effect of change in accounting principle, net of tax..........             --                --              602
                                                                           -------------     -------------    -------------
Net earnings available for common stock..................................  $      76,189     $      19,624    $      57,285
                                                                           =============     =============    =============

Weighted average shares outstanding -- basic.............................     57,176,843        56,060,425       56,893,218
                                                                           =============     =============    =============
Weighted average shares outstanding -- diluted...........................     59,017,861        59,132,567       60,081,146
                                                                           =============     =============    =============

Basic earnings per share:
    Net earnings from continuing operations..............................  $        0.76     $        0.03    $        0.71
    Net earnings from discontinued operations............................           0.57              0.32             0.29
    Cumulative effect of change in accounting principle, net of tax......             --                --             0.01
                                                                           -------------     -------------    -------------
    Net earnings available for common stock..............................  $        1.33     $        0.35    $        1.01
                                                                           =============     =============    =============
Diluted earnings per share:
    Net earnings from continuing operations..............................  $        0.74     $        0.03    $        0.67
    Net earnings from discontinued operations............................           0.55              0.30             0.27
    Cumulative effect of change in accounting principle, net of tax......             --                --             0.01
                                                                           -------------     -------------    -------------
    Net earnings available for common stock..............................  $        1.29     $        0.33    $        0.95
                                                                           =============     =============    =============

During the three-year period ended June 30, 2003, no adjustments were required in net earnings available for common stock for the earnings per share calculations. Diluted earnings per share include average shares outstanding as well as common stock equivalents from stock options and warrants. Common stock equivalents were 637,676, 1,788,491 and 2,003,946 for the years ended June 30, 2003, 2002 and 2001, respectively. During 2003, the Company repurchased 156,340 shares of its common stock outstanding at a price of $13.95 per share. These repurchases occurred in private off-market large-block transactions.

Stock options to purchase 2,197,765, shares of common stock were outstanding during the year ended June 30, 2003, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during the respective period. There were no "antidilutive" options outstanding for the same period in 2002 and 2001. At June 30, 2003, 1,061,656 shares of common stock were held by various rabbi trusts for certain of the Company's benefit plans and 105,710 shares were held in a rabbi trust for certain employees who deferred receipt of Company shares for stock options exercised. From time to time, the Company's benefit plans may purchase shares of Southern Union common stock subject to regular restrictions.

                        VI Property, Plant and Equipment

Plant. Plant in service and construction work in progress are stated at cost net of contributions in aid of construction and includes intangible assets and related amortization. The Company capitalizes all construction-related direct labor costs, as well as indirect construction costs. The cost of replacements and betterments that extend the useful life of property, plant and equipment is also capitalized. The cost of additions includes an allowance for funds used during construction and applicable overhead charges. Gain or loss is recognized upon the disposition of significant properties and other property constituting operating units. The Company capitalizes the cost of significant internally-developed computer software systems. See Note XIII -- Debt and Capital Lease.


                                                               June 30,
                                                         2003          2002
                                                   -------------  -------------
Distribution plant.............................    $   1,611,098  $   1,551,459
Transmission plant.............................        1,238,972             --
General plant..................................          462,730        161,054
Underground storage plant......................          236,639             --
Gathering plant................................           56,076             --
Other..........................................          107,444         56,012
                                                    ------------  -------------
     Total plant...............................        3,712,959      1,768,525
Less contributions in aid of construction......           (2,418)        (1,176)
                                                   -------------  -------------
     Plant in service..........................        3,710,541      1,767,349
Construction work in progress..................           75,484          6,535
                                                   -------------  -------------
                                                       3,786,025      1,773,884
Less accumulated depreciation and amortization.         (641,225)      (604,114)
                                                   -------------  -------------

     Net property, plant and equipment.........    $   3,144,800  $   1,169,770
                                                   =============  =============

Acquisitions of rate-regulated utilities are recorded at the historical book carrying value of utility plant. On September 28, 2000, ProvEnergy and Fall River Gas were acquired in which historical utility plant and equipment had a cost of $357,822,000 and $64,384,000, respectively, and accumulated depreciation and amortization of $138,857,000 and $24,401,000, respectively. On September 20, 2000, Valley Resources was acquired in which historical utility plant and equipment had a cost and accumulated depreciation and amortization of $105,888,000 and $47,010,000, respectively.

On June 11, 2003, Southern Union acquired Panhandle Energy. The acquisition was accounted for using the purchase method of accounting in accordance with accounting principles generally accepted in the United States with the purchase price paid by the Company being allocated to Panhandle Energy's net assets as of the acquisition date based on preliminary estimates. The Panhandle Energy assets acquired and liabilities assumed have been recorded in the Consolidated Balance Sheet as of June 30, 2003 at their estimated fair value and are subject to further assessment and adjustment pending the results of outside appraisals.

Depreciation and Amortization. Depreciation and amortization of plant is generally computed using the straight-line method at an average straight-line rate of approximately 3% per annum of the cost of such depreciable properties less applicable salvage. Franchises are amortized over their respective lives. Depreciation and amortization of other property is provided at straight-line rates estimated to recover the costs of the properties, after allowance for salvage, over their respective lives. Internally-developed computer software system costs are amortized over various periods.

Depreciation of property, plant and equipment in 2003, 2002 and 2001 was $60,642,000, $57,572,000 and $54,169,000, respectively.

                          VII Goodwill and Intangibles

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

The following table reflects the Company's comparative net earnings from continuing operations and net earnings, both before the change in accounting principle and goodwill amortization under Goodwill and Other Intangible Assets:

                                                                                               Year Ended June 30,
                                                                                        2003          2002          2001
                                                                                    -----------   -----------   -----------


Reported net earnings from continuing operations...............................     $   43,669    $     1,520   $    40,159
Goodwill amortization, net of taxes........................................                 --            --         14,992
                                                                                    -----------   -----------   -----------

Adjusted net earnings from continuing operations...............................     $   43,669    $     1,520   $    55,151
                                                                                    ===========   ===========   ===========

Basic earnings per share from continuing operations:
   Reported net earnings from continuing operations ...........................     $      .76    $       .03   $       .71

   Goodwill amortization....................................................                --             --           .26
                                                                                    -----------   -----------   -----------
   Adjusted net earnings from continuing operations............................     $      .76    $       .03   $       .97
                                                                                    ===========   ===========   ===========

Diluted earnings per share from continuing operations:
   Reported net earnings from continuing operations............................     $       .74   $       .03   $       .67

   Goodwill amortization....................................................                --             --           .25
                                                                                    -----------   -----------   -----------

   Adjusted net earnings from continuing operations............................     $       .74   $       .03   $       .92
                                                                                    ===========   ===========   ===========


                                                                                               Year Ended June 30,
                                                                                        2003          2002          2001
                                                                                    -----------   -----------   -----------

Reported net earnings...........................................................    $    76,189   $    19,624   $    56,683
Goodwill amortization, net of taxes........................................                  --            --        17,463
                                                                                    -----------   -----------   -----------

Adjusted net earnings..........................................................     $    76,189   $    19,624   $    74,146
                                                                                    ===========   ===========   ===========

Basic earnings per share:
   Reported net earnings.......................................................     $      1.33   $       .35   $      1.00
   Goodwill amortization....................................................                 --            --           .31
                                                                                    -----------   -----------   -----------
   Adjusted net earnings.......................................................     $      1.33   $       .35   $      1.31
                                                                                    ===========   ===========   ===========

Diluted earnings per share:
   Reported net earnings.......................................................     $      1.29   $       .33   $       .94
   Goodwill amortization....................................................                 --            --           .29
                                                                                    -----------   -----------   -----------
   Adjusted net earnings.......................................................     $      1.29   $       .33   $      1.23
                                                                                    ===========   ============  ===========

The following displays changes in the carrying amount of goodwill:
                                                            Total

Balance as of July 1, 2001......................         $    652,048
   Impairment losses............................               (1,417)
   Sale of subsidiaries and other operations....               (7,710)
                                                         ------------
Balance as of June 30, 2002.....................              642,921
   Impairment losses............................                   --
   Sale of subsidiaries and other operations....                   --
                                                         ------------
Balance as of June 30, 2003.....................         $    642,921
                                                         ============

In connection with the Company's Cash Flow Improvement Plan announced in July 2001, the Company began the divestiture of certain non-core assets. As a result of prices of comparable businesses for various non-core properties, a goodwill impairment loss of $1,417,000 was recognized in depreciation and amortization on the Consolidated Statement of Operations for the quarter ended September 30, 2001. As a result of the sale of the Florida Operations, goodwill of $7,710,000 was eliminated during the quarter ended December 31, 2001 and as a result of the sale of the Texas Operations, goodwill of $70,469,000 (which was classified as Assets Held for Sale in the Consolidated Balance Sheet) was eliminated during the quarter ended March 31, 2003. As of June 30, 2003, the Distribution segment has goodwill of $642,921,000.

On June 11, 2003, the Company completed its acquisition of Panhandle Energy. Based on the preliminary purchase price allocations, which rely on estimates and are subject to change based on final outside appraisal, the acquisition resulted in no recognition of goodwill as of the acquisition date. The final appraisal may result in some of the purchase price being allocated to goodwill. In addition, based on the preliminary purchase price allocations which are subject to change, the acquisition resulted in the recognition of intangible assets relating to customer relationships of approximately $20 million as of the acquisition date. These intangibles are currently being amortized over a period of five years, pending final determination of estimated remaining useful life. As of June 30, 2003, the carrying amount of these intangibles was approximately $19.8 million and is included in Property, Plant and Equipment on the Consolidated Balance Sheet. Amortization for fiscal 2003 was approximately $200,000. Estimated annual amortization is expected to be approximately $4 million for each fiscal year through June 30, 2008.

                   VIII Deferred Charges and Deferred Credits
                                                          June 30,
                                                    2003            2002
                                                -------------   --------------
Deferred Charges
   Pensions................................     $    39,088       $     52,481
   Unamortized debt expense................          34,209             33,897
   Income taxes............................          30,514             24,000
   Retirement costs other than pensions....          29,028             33,032
   Service Line Replacement program........          18,974             21,360
   Environmental...........................          14,304             16,646
   Other...................................          22,144             24,714
                                                -----------      -------------
       Total Deferred Charges..............     $   188,261       $    206,130
                                                ===========      =============

The Company's deferred charges include regulatory assets relating to Distribution segment operations in the aggregate amount of $84,023,000 and $91,116,000, respectively, at June 30, 2003 and 2002, of which $50,244,000 and
$66,301,000, respectively, is being recovered through current rates. As of June 30, 2003 and 2002, the remaining recovery period associated with these assets ranges from 6 months to 147 months and from 10 months to 159 months, respectively. None of these regulatory assets, which primarily relate to pensions, retirement costs other than pensions, income taxes, Year 2000 costs, Missouri Gas Energy's Service Line Replacement program and environmental remediation costs, are included in rate base. The Company records regulatory assets in accordance with the FASB standard, Accounting for the Effects of Certain Types of Regulation.


                                                                June 30,
                                                          2003           2002
                                                     -------------   -----------
Deferred Credits
   Pensions..................................         $     88,016   $    45,645
   Retirement costs other than pensions......               65,144        37,669
   Environmental.............................               32,322         7,206
   Cost of Removal...........................               27,286            --
   Derivative liability......................               26,151           519
   Customer advances for construction........               12,008        11,119
   Self-insurance............................               12,000         6,208
   Investment tax credit.....................                5,791         6,212
   Other.....................................               53,436        27,874
                                                      ------------   -----------

         Total Deferred Credits..............         $    322,154   $   142,452
                                                      ============   ===========

The Company's deferred credits include regulatory liabilities relating to Distribution segment operations in the aggregate amount of $10,084,000 and $6,389,000, respectively, at June 30, 2003 and 2002. These regulatory liabilities primarily relate to retirement benefits other than pensions, environmental insurance recoveries and income taxes. The Company records regulatory liabilities with respect to its Distribution segment operations in accordance with the FASB Standard Accounting for the Effects of Certain Types of Regulation.

                            IX Investment Securities

At June 30, 2003, the Company held securities of Capstone Turbine Corporation (Capstone). This investment is classified as "available for sale" under the FASB Standard Accounting for Certain Investments in Debt and Equity Securities; accordingly, these securities are stated at fair value, with unrealized gains and losses recorded in a separate component of common stockholders' equity. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations when incurred. As of June 30, 2003 and 2002, the Company's investment in Capstone had a fair value of $53,000 and $1,163,000, respectively, and an unrealized holding gain, net of tax, of $21,000 and $603,000, respectively. The Company has classified this investment as current, as the remaining shares of Capstone held at June 30, 2003 were sold subsequent to year-end.

At June 30, 2003 and 2002, all other securities owned by the Company are accounted for under the cost method. The Company's other investments in securities consist of common and preferred stock in non-public companies whose value is not readily determinable. Realized gains and losses on sales of these investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations when incurred, and dividends are recognized as income when received. Various Southern Union executive management, Board of Directors and employees also have an equity ownership in certain of these investments.

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

In June 2002, Southern Union determined that the decline in value of its investment in PointServe was other than temporary. Accordingly, the Company recorded a non-cash charge of $10,380,000 to reduce the carrying value of this investment to its estimated fair value. The Company recognized this valuation adjustment to reflect significant lower private equity valuation metrics and changes in the business outlook of PointServe. PointServe is a closely held, privately owned company and, as such, has no published market value. The Company's remaining investment of $4,206,000 at June 30, 2003 may be subject to future market value risk. The Company will continue to monitor the value of its investment and periodically assess the impact, if any, on reported earnings in future periods.

                             X Stockholders' Equity

Stock Splits and Dividends. On July 31, 2003, July 15, 2002 and August 30, 2001 Southern Union distributed its annual 5% common stock dividend to stockholders of record on July 17, 2003, July 1, 2002 and August 16, 2001, respectively. A portion of the 5% stock dividends distributed on July 15, 2002 and August 30, 2001 was characterized as a distribution of capital due to the level of the Company's retained earnings available for distribution as of the declaration date. Unless otherwise stated, all per share and share data included herein have been restated to give effect to the dividends.

Common Stock. The Company maintains its 1992 Long-Term Stock Incentive Plan (1992 Plan) under which options to purchase 8,087,181 shares were provided to be granted to officers and key employees at prices not less than the fair market value on the date of grant, until July 1, 2002. The 1992 Plan allowed for the granting of stock appreciation rights, dividend equivalents, performance shares and restricted stock. The Company also had an incentive stock option plan (1982
Plan) that provided for the granting of 787,500 options, until December 31, 1991. Options granted under both the 1992 Plan and the 1982 Plan are exercisable for periods of ten years from the date of grant or such lesser period as may be designated for particular options, and become exercisable after a specified period of time from the date of grant in cumulative annual installments. Options typically vest 20% per year for five years but may be a lesser or greater period as designated for a particular option grant.

In connection with the acquisition of the Pennsylvania Operations, the Company adopted the Pennsylvania Division 1992 Stock Option Plan (Pennsylvania Option
Plan) and the Pennsylvania Division Stock Incentive Plan (Pennsylvania Incentive
Plan). Under the terms of the Pennsylvania Option Plan, a total of 437,588 shares were provided to be granted to eligible employees. Stock options awarded under the Pennsylvania Option Plan may be either Incentive Stock Options or Nonqualified Stock Options. Upon acquisition, individuals not electing a cash payment equal to the difference at the date of acquisition between the option price and the market price of the shares as to which such option related, were converted to Southern Union options using a conversion rate that maintained the same aggregate value and the aggregate spread of the pre-acquisition options. No additional options will be granted under the Pennsylvania Option Plan. During 2003, 14,799 options were exercised at a weighted average exercise price of $7.10 with 422,789 options outstanding and exercisable remaining in the plan. Under the terms of the Pennsylvania Incentive Plan, a total of 210,126 shares were provided to be granted to eligible employees, officers and directors. Awards under the Pennsylvania Incentive Plan may take the form of stock options, restricted stock, and other awards where the value of the award is based upon the performance of the Company's stock. Upon acquisition, individuals not electing a cash payment equal to the difference at the date of acquisition between the option price and the market price of the shares as to which such option related, were converted to Southern Union options using a conversion rate that maintained the same aggregate value and the aggregate spread of the pre-acquisition options. No additional options will be granted under the Pennsylvania Incentive Plan.

The Company accounts for its incentive plans under the Accounting Principles Board opinion, Accounting for Stock Issued to Employees and related authoritative interpretations. The Company recorded no compensation expense for 2003, 2002 and 2001. During 1997, the Company adopted the FASB Standard, Accounting for Stock-Based Compensation, for footnote disclosure purposes only. Had compensation cost for these incentive plans been determined consistent with this Statement, the Company's net earnings from continuing operations and diluted earnings per share would have been $42,296,000 and $.72 respectively, in 2003, $567,000 and $.01, respectively, in 2002 and $38,559,000 and $.64, respectively, in 2001. Had compensation cost for these incentive plans been determined consistent with this Statement, the Company's net earnings available for common stock and diluted earnings per share would have been $75,123,000 and $1.27 respectively, in 2003, $17,877,000 and $.30, respectively, in 2002 and $55,043,000 and $.93, respectively, in 2001. Because this Statement has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2002 and 2001, respectively: dividend yield of nil for all years; volatility of 33.5% in 2002 and 27.5% for 2001; risk-free interest rate of 3.75% in 2002, and 5% in 2001; and expected life outstanding of 7 years for 2002 and
5.5 years for 2001. The weighted average fair value of options granted at fair market value at their grant date during 2002 and 2001 were $6.92 and $6.45, respectively. There were no options granted above fair market value at the grant date during 2002 and 2001. No options were granted in 2003.

The following table provides information on stock options granted, exercised, canceled and outstanding under the 1992 Plan and the 1982 Plan for the past three years:

                                                                      1992 Plan                        1982 Plan
                                                          ------------------------------     ------------------------------

                                                                            Weighted                             Weighted
                                                          Shares Under       Average          Shares Under        Average
                                                            Option       Exercise Price          Option       Exercise Price


Outstanding July 1, 2000...........................        3,972,122   $        10.83           142,137   $         2.50
     Granted  .....................................          886,288            16.16               --                --
     Exercised.....................................          (94,646)            8.04          (142,137)            2.50
     Canceled .....................................          (42,177)           14.13               --                --
                                                       -------------                          -----------
Outstanding June 30, 2001..........................        4,721,587            11.85               --                --
                                                                                              ===========
     Granted  .....................................           71,666            14.52
     Exercised.....................................         (971,949)           10.02
     Canceled .....................................         (179,863)           15.17
                                                       -------------
Outstanding June 30, 2002..........................        3,641,441            12.23
     Granted  .....................................               --              --
     Exercised.....................................         (631,411)            4.88
     Canceled .....................................         (176,342)           15.39
                                                       -------------
Outstanding June 30, 2003..........................        2,833,688            13.67
                                                       =============

The following table summarizes information about stock options outstanding under the 1992 Plan at June 30, 2003:

                            Options Outstanding                                                  Options Exercisable
 -------------------------------------------------------------------------------          ----------------------------------
                                                Weighted
                                                Average             Weighted                    Number
     Range of                Number of         Remaining             Average                      of          Weighted Average
  Exercise Prices             Options       Contractual Life      Exercise Price               Options         Exercise Price


$  0.00  - $  5.99            122,965           .8 years           $     5.68                   122,965        $     5.68
   6.00  -    9.99            148,203          2.4 years                 7.09                   105,781              7.10
  10.00  -   10.99            325,988          4.0 years                10.69                   325,988             10.69
  11.00  -   11.99             33,060          3.6 years                11.07                    33,060             11.07
  12.00  -   13.99            619,749          5.3 years                13.92                   578,607             13.93
  14.00  -   14.99            846,283          6.4 years                14.89                   478,865             14.89
  15.00  -   16.99            737,440          7.3 years                16.16                   227,832             16.16
                          -----------                                                         ---------
                            2,833,688                                                         1,873,098
                            =========                                                         =========

The shares exercisable under the various plans and corresponding weighted average exercise price for the past three years are as follows:

                                                                                           Pennsylvania        Pennsylvania
                                                                            1992              Option             Incentive
                                                                            Plan               Plan                Plan
                                                                         ---------        --------------       -------------
Shares exercisable at:
     June 30, 2003.............................................          1,873,098           422,789              204,292
     June 30, 2002.............................................          2,043,169           437,588              201,373
     June 30, 2001.............................................          2,509,900           437,588              198,454

Weighted average exercise price at:
     June 30, 2003.............................................          $  12.90           $   9.67            $   11.13
     June 30, 2002.............................................              9.99               9.58                11.08
     June 30, 2001.............................................              9.19               9.58                11.02

The weighted average remaining contractual life of options outstanding under the Pennsylvania Option Plan and the Pennsylvania Incentive Plan at June 30, 2003 was 3.0 and 4.9 years, respectively. There were no shares available for future option grants under the 1992 Plan or the 1982 Plan at June 30, 2003.

Warrant. On February 10, 1994, Southern Union granted a warrant, which expires on February 10, 2004, to purchase up to 122,165 shares of Common Stock at an exercise price of $5.68 to the Company's outside legal counsel.

Retained Earnings. Under the most restrictive provisions in effect, as a result of the sale of Senior Notes, Southern Union will not declare or pay any cash or asset dividends on common stock (other than dividends and distributions payable solely in shares of its common stock or in rights to acquire its common stock) or acquire or retire any shares of Southern Union's common stock, unless no event of default exists and the Company meets certain financial ratio requirements. Currently, the Company is in compliance with the most restrictive provisions in the indenture governing the Senior Notes.

2003 Equity Issuances. On June 11, 2003, the Company issued 9,500,000 shares of common stock at the public offering price of $16.00 per share, resulting in net proceeds to the Company, after underwriting discounts and commissions, of $15.44 per share, or $146.7 million in the aggregate. The Company granted the underwriters a 30-day over-allotment option to purchase up to an additional 1,425,000 shares of the Company's common stock at the same price, which was exercised on June 11, 2003, resulting in additional net proceeds to the Company of $22.0 million.

Also on June 11, 2003, the Company issued 3,000,000 shares of common stock from its treasury stock to CMS Energy Corporation to finance its acquisition of Panhandle Energy. The shares were valued at $16.30 per share, or $48.9 million in the aggregate, based on the closing price for the Company's common stock as of June 10, 2003.

On June 11, 2003, the Company also issued 2,500,000 equity units at a public offering price of $50 per unit, resulting in net proceeds to the Company, after underwriting discounts and commissions, of $48.50 per unit, or $121.3 million in the aggregate. Each equity unit consists of a stock purchase contract for the purchase of shares of the Company's common stock and, initially, a senior note due August 16, 2006, issued pursuant to the Company's existing Indenture. The equity units carry a total annual coupon of 5.75% (2.75% annual face amount of the senior notes plus 3.0% annual contract adjustment payments). Each stock purchase contract issued as a part of the equity units carries a maximum conversion premium of up to 22% over the $16.00 issuance price of the Company's common shares that were sold on June 11, 2003, as discussed previously. The present value of the equity units contract adjustment payments was initially charged to shareholders' equity, with an offsetting credit to liabilities. The liability is accreted over three years by interest charges to the Consolidated Statement of Operations. Before the issuance of the Company's common stock upon settlement of the purchase contracts, the purchase contracts will be reflected in the Company's diluted earnings per share calculations using the treasury stock method.

                XI Derivative Instruments and Hedging Activities

The Company may from time to time enter into derivative instruments including, but not limited to, interest rate swaps and treasury rate locks to manage its exposure to interest rate risk.

Cash Flow Hedges. As a result of the acquisition of Panhandle Energy, the Company is party to interest rate swap agreements with an aggregate notional amount of $206,521,000 as of June 30, 2003 that fix the interest rate applicable to floating rate long-term debt and which qualify for hedge accounting. As of June 30, 2003, floating rate LIBOR-based interest payments are exchanged for weighted fixed rate interest payments of 5.08%. Interest rate swaps are carried on the Consolidated Balance Sheet at fair value with the unrealized gain or loss adjusted through accumulated other comprehensive income. As such, payments or receipts on interest rate swap agreements are recognized as adjustments to interest expense. As of June 11, 2003 (the acquisition date) and June 30, 2003, the fair value liability position of the swaps was $27,741,000 and $26,058,000, respectively. As of June 30, 2003, an unrealized gain of $1,033,000, net of tax, was included in accumulated other comprehensive income related to these swaps, of which approximately $198,000, net of tax, is expected to be reclassified to interest expense during the next twelve months as the hedged interest payments occur.

The Company is also party to an interest rate swap agreement with a notional amount of $8,199,000 and $22,015,000 as of June 30, 2003 and 2002, respectively, that fixes the interest rate applicable to floating rate long-term debt and which qualifies for hedge accounting. As of June 30, 2003, floating rate LIBOR-based interest payments are exchanged for fixed rate interest payments of 5.79%. The fair value liability position of the swap was $93,000 and $519,000 as of June 30, 2003 and 2002, respectively. As of June 30, 2003, $57,000 of unrealized after-tax losses included in accumulated other comprehensive income related to this swap will be reclassified to interest expense during the next twelve months as the hedged interest payments occur.

In March and April 2003, the Company entered into a series of treasury rate locks with an aggregate notional amount of $250,000,000 to manage its exposure against changes in future interest payments attributable to changes in the benchmark interest rate prior to the anticipated issuance of fixed-rate debt. These treasury rate locks expired on June 30, 2003, resulting in a $6,862,000 after-tax loss that was recorded in accumulated other comprehensive income and will be amortized into interest expense over the lives of the associated debt instruments. As of June 30, 2003, approximately $846,000 of net after-tax losses in accumulated other comprehensive income will be amortized into interest expense during the next twelve months.

The notional amounts of the interest rate swaps are not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

Trading and Non-Hedging Activities. In March 2001, the Company discovered unauthorized financial derivative energy trading activity by a non-regulated, wholly-owned subsidiary. All unauthorized trading activity was subsequently closed in March and April of 2001 resulting in a cumulative cash expense of $191,000, net of taxes, and deferred income of $7,921,000 at June 30, 2001. For the fiscal year ended June 30, 2003, the Company recorded $605,000 through other income relating to the expiration of contracts resulting from this trading activity, as compared to $6,204,000 recorded for the fiscal year ended June 30, 2002. The majority of the remaining deferred liability of $1,112,000 at June 30, 2003 related to these derivative instruments will be recognized as income in the Consolidated Statement of Operations over the next two years based on the related contracts.

                  XII Preferred Securities of Subsidiary Trust

On May 17, 1995, Southern Union Financing I (Subsidiary Trust), a consolidated wholly-owned subsidiary of Southern Union, issued $100,000,000 of 9.48% Trust Originated Preferred Securities (Preferred Securities). In connection with the Subsidiary Trust's issuance of the Preferred Securities and the related purchase by Southern Union of all of the Subsidiary Trust's common securities (Common Securities), Southern Union issued to the Subsidiary Trust $103,092,800 principal amount of its 9.48% Subordinated Deferrable Interest Notes, due 2025 (Subordinated Notes). The sole assets of the Subsidiary Trust are the Subordinated Notes. The interest and other payment dates on the Subordinated Notes correspond to the distribution and other payment dates on the Preferred Securities and the Common Securities. Under certain circumstances, the Subordinated Notes may be distributed to holders of the Preferred Securities and holders of the Common Securities in liquidation of the Subsidiary Trust. The Subordinated Notes were redeemable at the option of the Company on or after May 17, 2000, at a redemption price of $25 per Subordinated Note plus accrued and unpaid interest. The Preferred Securities and the Common Securities will be redeemed on a pro rata basis to the same extent as the Subordinated Notes are repaid, at $25 per Preferred Security and Common Security plus accumulated and unpaid distributions. Southern Union's obligations under the Subordinated Notes and related agreements, taken together, constitute a full and unconditional guarantee by Southern Union of payments due on the Preferred Securities. As of June 30, 2003, the quoted market price per Preferred Security was $25.84. As of June 30, 2003 and 2002, 4,000,000 shares of Preferred Securities were outstanding.

                           XIII Debt and Capital Lease

                                                                                                          June 30,
                                                                                                    2003             2002
                                                                                              -------------    --------------
Southern Union Company
7.60% Senior Notes due 2024.............................................................       $   359,765     $    362,515
8.25% Senior Notes due 2029.............................................................           300,000          300,000
2.75% Senior Notes due 2006.............................................................           125,000               --
Term Note, due 2005.....................................................................           211,087          350,000
8.375% First Mortgage Bonds, due 2002...................................................                --           30,000
5.62% First Mortgage Bonds, due 2003....................................................             1,482            3,082
10.25% First Mortgage Bonds, due 2008...................................................             1,636            1,909
6.82% First Mortgage Bonds, due 2018....................................................            14,464           14,464
9.34% First Mortgage Bonds, due 2019....................................................            15,000           15,000
9.63% First Mortgage Bonds, due 2020....................................................            10,000           10,000
9.44% First Mortgage Bonds, due 2020....................................................             6,500            6,500
8.09% First Mortgage Bonds, due 2022....................................................            12,500           12,500
8.46% First Mortgage Bonds, due 2022....................................................            12,500           12,500
7.50% First Mortgage Bonds, due 2025....................................................            15,000           15,000
7.99% First Mortgage Bonds, due 2026....................................................             7,000            7,000
7.24% First Mortgage Bonds, due 2027....................................................             6,000            6,000
6.50% First Mortgage Bonds, due 2029....................................................            13,802           13,933
7.70% Debentures, due 2022..............................................................             6,756            6,776
Capital lease and other, due 2003 to 2007...............................................             9,179           23,234
                                                                                              ------------     ------------
                                                                                                 1,127,671        1,190,413
Panhandle Energy
6.125% Senior Notes due 2004............................................................           292,500               --
7.875% Senior Notes due 2004............................................................           100,000               --
6.50% Senior Notes due 2009.............................................................           158,980               --
8.25% Senior Notes due 2010.............................................................            60,000               --
7.00% Senior Notes due 2029.............................................................           135,890               --
Term Loan due 2007......................................................................           275,358               --
7.95% Debentures due 2023...............................................................            76,500               --
7.20% Debentures due 2024...............................................................            58,000               --
Net premiums on long-term debt..........................................................            61,506               --
                                                                                              ------------     ------------
                                                                                                 1,218,734               --
                                                                                              ------------     ------------

Total consolidated debt and capital lease...............................................         2,346,405        1,190,413
    Less current portion................................................................           734,752          108,203
                                                                                              ------------     ------------
Total consolidated long-term debt and capital lease.....................................      $  1,611,653     $  1,082,210
                                                                                              ============     ============

The maturities of long-term debt and capital lease payments for each of the next five years ending June 30 are: 2004 -- $734,752,000; 2005 -- $125,077,000; 2006
-- $116,092,000; 2007 -- $365,718,000; 2008 -- $1,648,000 and thereafter
$1,003,118,000.

Each note, debenture or bond above is an obligation of Southern Union Company or a unit of Panhandle Energy, as noted above. The Panhandle Energy Term Loan due 2007 is debt related to Panhandle's Trunkline LNG Holdings subsidiary, and is non-recourse to other units of Panhandle Energy or Southern Union Company. The remainder of Panhandle Energy's debt is non-recourse to Southern Union. All debts that are listed as debt of Southern Union Company are direct obligations of Southern Union Company, and no debt is cross-collateralized.

Debt issuance costs and premiums or discounts on the early extinguishment of debt are accounted for in accordance with that required by its various regulatory bodies having jurisdiction over the Company's operations. The Company recognizes gains or losses on the early extinguishment of debt to the extent it is provided for by its regulatory authorities, where applicable, and in some cases such gains or losses are deferred and amortized over the term of the new or replacement debt issues.

The 8.25% Notes and the 7.60% Senior Notes traded at $1,177 and $1,094 (per $1,000 note), respectively on June 30, 2003, as quoted by a major brokerage firm. The carrying amount of long-term debt at June 30, 2003 and 2002 was $2,346,405,000 and $1,190,413,000, respectively. The fair value of long-term debt at June 30, 2003 and 2002 was $2,408,532,000 and $1,174,647,000,
respectively.

The Company is not party to any lending agreement that would accelerate the maturity date of any obligation due to a failure to maintain any specific credit rating. Certain covenants exist in certain of the Company's debt agreements that require the Company to maintain a certain level of net worth, to meet certain debt to total capitalization ratios, and to meet certain ratios of earnings before depreciations, interest and taxes to cash interest expense. A failure by the Company to satisfy any such covenant would be considered an event of default under the associated debt, which could become immediately due and payable if the Company did not cure such default within any permitted cure period or if the Company did not obtain amendments, consents or waivers from its lenders with respect to such covenants.

Term Note. On August 28, 2000 the Company entered into the Term Note to fund (i) the cash portion of the consideration to be paid to the Fall River Gas' stockholders; (ii) the all cash consideration to be paid to the ProvEnergy and Valley Resources stockholders, (iii) repayment of approximately $50,000,000 of long- and short-term debt assumed in the mergers, and (iv) all related acquisition costs. The Term Note, which initially expired on August 27, 2001, was extended through August 26, 2002. On July 16, 2002, the Company repaid the Term Note with the proceeds from the issuance of a $311,087,000 Term Note dated July 15, 2002 (the 2002 Term Note) and borrowings under the Company's lines of credit. The 2002 Term Note is held by a syndicate of sixteen banks, led by JPMorgan Chase Bank, as Agent. Eleven of the sixteen banks were also among the lenders of the Term Note, and they are also lenders under at least one of the Facilities. The 2002 Term Note carries a variable interest rate that is tied to either the LIBOR or prime interest rates at the Company's option. The interest rate spread over the LIBOR rate varies with the credit rating of the Senior Notes by S&P and Moody's, and is currently LIBOR plus 105 basis points. As of June 30, 2003, a balance of $211,087,000 was outstanding under this 2002 Term Note. The 2002 Term Note requires semi-annual principal repayments on February 15th and August 15th of each year, with payments of $25,000,000 each being due August 15, 2003, February 15, 2004, and August 15, 2004 and payments of $35,000,000 each being due February 15, 2005 and August 15, 2005. The remaining principal amount of $66,087,000 is due August 26, 2005. No additional draws can be made on the Term Note.

Additional Debt. In connection with the Panhandle Energy acquisition, the Company added a principal amount $1.159 billion in debt, which had a fair value of $1.220 billion as of June 30, 2003. The debt included senior notes and debentures with interest rates ranging from 6.125% to 8.25% and floating rate debt totaling $275.4 million, all of which is non-recourse to Southern Union. In connection with the acquisition of ProvEnergy, the Company assumed $86,916,000 of First Mortgage Bonds bearing interest between 5.62% and 10.25%. In connection with the acquisition of Fall River Gas, the Company assumed $19,500,000 of First Mortgage Bonds bearing interest between 7.24% and 9.44%. In connection with the acquisition of Valley Resources, the Company assumed $6,905,000 of 7.70% Debentures.

In July 2003, Panhandle Energy announced a tender offer for any and all of the $747 million outstanding principal amount of five of its series of senior notes outstanding at that point in time (the Panhandle Tender Offer) and also called for redemption all of the outstanding $135 million principal amount of its two series of debentures that were outstanding (the Panhandle Calls). Panhandle Energy repurchased approximately $378 million of the principal amount of its outstanding debt through the Panhandle Tender Offer for total consideration of approximately $396 million plus accrued interest through the purchase date. Panhandle Energy also redeemed its approximately $135 million of debentures for total consideration of $139 million, plus accrued interest through the redemption dates. As a result of these transactions, the Company has recorded a pre-tax gain on the extinguishment of debt of approximately $6.7 million in August 2003. In August 2003, Panhandle Energy issued $550 million of new senior notes (five and ten year) principally to refinance the repurchased notes and redeemed debentures.

Capital Lease. The Company completed the installation of an Automated Meter Reading (AMR) system at Missouri Gas Energy during the first quarter of fiscal year 1999. The installation of the AMR system involved an investment of approximately $30,000,000 which is accounted for as a capital lease obligation. As of June 30, 2003, the capital lease obligation outstanding was $8,793,000 with a fixed rate of 5.79%. This system has significantly improved meter reading accuracy and timeliness and provided electronic accessibility to meters in residential customers' basements, thereby assisting in the reduction of the number of estimated bills. Depreciation on the AMR system is provided at an average straight-line rate of approximately 5% per annum of the cost of such property.

Credit Facilities. On April 3, 2003, the Company entered into a short-term credit facility in the amount of $140,000,000 (the Short Term Facility), that matures April 1, 2004. The Short-Term Facility was increased to $150,000,000 as of September 25, 2003. Also on April 3, 2003, the Company amended the terms and conditions of its $225,000,000 long-term credit facility (the Long-Term Facility), which expires on May 29, 2004. The Company has additional availability under uncommitted line of credit facilities (Uncommitted Facilities) with various banks. Borrowings under the facilities are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. The Short-Term Facility and the Long-Term Facility (together, the Facilities) are subject to a commitment fee based on the rating of the Senior Notes. As of June 30, 2003, the commitment fees were an annualized 0.15% on the Facilities. The interest rate on borrowings on the Facilities is calculated based upon a formula using the LIBOR or prime interest rates. The average interest rate under the Facilities was 2.4% for the year ended June 30, 2003 and 3.2% for the year ended June 30, 2002. A $251,500,000 and $131,800,000 balance was outstanding under the Facilities at June 30, 2003 and 2002, respectively. A balance of $314,000,000 was outstanding under the Facilities at September 15, 2003.

                              XIV Employee Benefits

Pension and Other Post-Retirement Benefits. The Company adopted in 1999, Employers Disclosures About Pensions and Other Post-Retirement Benefits, a FASB Standard which changed the Company's reporting requirements for its pension and post-retirement benefit plans.

The Company maintains eight trusteed non-contributory defined benefit retirement plans (Plans) which cover substantially all employees, except Panhandle Energy employees (see Panhandle Energy, below). The Company funds the Plans' cost in accordance with federal regulations, not to exceed the amounts deductible for income tax purposes. The Plans' assets are invested in cash, government securities, corporate bonds and stock, and various funds. The Company also has two supplemental non-contributory retirement plans for certain executive employees and other post-retirement benefit plans for its employees.

Post-retirement medical and other benefit liabilities are accrued on an actuarial basis during the years an employee provides services. The following table represents a reconciliation of the Company's retirement and other post-retirement benefit plans at June 30, 2003 and 2002.

                                                                       Pension Benefits          Post-Retirement Benefits
                                                                 ----------------------------   ---------------------------
                                                                      2003           2002           2003           2002
                                                                 -------------   ------------   ------------   ------------
Change in Benefit Obligation
     Benefit obligation at beginning of year..................   $     317,012   $    302,454   $     76,596   $     70,061
     Service cost.............................................           5,655          5,707          1,177          1,136
     Interest cost............................................          22,899         22,570          5,579          5,362
     Benefits paid............................................         (20,046)       (21,695)        (6,676)        (4,889)
     Actuarial loss...........................................          26,350          1,993         13,357          2,413
     Plan amendments..........................................           1,095         (1,362)           311             22
     Curtailments.............................................              --            313             --          1,182
     Special termination benefits.............................              --          8,957             --          1,309
     Settlement recognition...................................          (2,105)        (1,925)            --             --
                                                                 -------------   ------------   ------------   ------------
     Benefit obligation at end of year........................   $     350,860   $    317,012   $     90,344   $     76,596
                                                                 =============   ============   ============   ============

Change in Plan Assets
     Fair value of plan assets at beginning of year...........   $     284,911   $    304,580   $     22,408   $     20,309
     Return on plan assets....................................         (30,900)         1,560             --            489
     Employer contributions...................................           5,516          2,380          5,572          6,499
     Benefits paid............................................         (20,046)       (21,695)        (6,675)        (4,889)
     Settlement recognition...................................          (2,105)        (1,914)            --             --
                                                                 -------------   ------------   ------------   ------------
     Fair value of plan assets at end of year.................   $     237,376   $    284,911   $     21,305   $     22,408
                                                                 =============   ============   ============   ============

                                                                       Pension Benefits          Post-Retirement Benefits
                                                                 ----------------------------   ---------------------------
                                                                      2003           2002           2003           2002
                                                                 -------------   ------------   ------------   ------------
Funded Status
     Funded status at end of year.............................   $    (113,484)  $    (32,101)  $    (69,039)  $    (54,188)
     Unrecognized net actuarial loss..........................         136,560         56,167         21,511          5,985
     Unrecognized prior service cost..........................           7,179          6,875            130           (244)
                                                                 -------------   ------------   ------------   ------------
     Net asset (liability) recognized.........................   $      30,255   $     30,941   $    (47,398)  $    (48,447)
                                                                 =============   ============   ============   ============

Amounts Recognized in the Consolidated Balance Sheet
     Prepaid benefit cost.....................................   $      27,174   $     38,439   $         --   $         --
     Accrued benefit liability................................         (91,669)       (27,240)       (47,398)       (48,447)
     Intangible asset.........................................           3,671          2,779             --             --
     Accumulated other comprehensive loss.....................          91,079         16,963             --             --
                                                                 -------------   ------------   ------------   ------------
     Net asset (liability) recognized.........................   $      30,255   $     30,941   $    (47,398)  $    (48,447)
                                                                 =============   ============   ============   ============


The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets as of June 30, 2003 were $324,504,000, $293,199,000, and
$197,911,000, respectively, and for those same plans were $196,333,000, $179,915,000, and $151,403,000 as of June 30, 2002.

The accumulated post-retirement benefit obligation and fair value of plan assets for post-retirement benefit plans with accumulated post-retirement benefit obligations in excess of fair value of plan assets as of June 30, 2003 were $90,344,000 and $21,305,000 respectively, and for those same plans were $76,596,000 and $22,408,000 respectively as of June 30, 2002.

An additional minimum pension liability of $75,008,000 and $6,851,000 was recorded as of June 30, 2003 and 2002, respectively, as a result of the decrease in the discount rate in 2003, decreases in the fair value of plan assets due to volatility in the stock markets and increases in liabilities due to early retirement programs.

The weighted-average assumptions used for the year ended June 30, 2003, 2002 and 2001 were:

                                                       Pension Benefits                     Post-Retirement Benefits
                                            --------------------------------------   --------------------------------------
                                               2003          2002         2001          2003          2002          2001
                                            ----------   -----------   -----------   ----------    ----------    ----------
Discount rate...........................
     Beginning of year..................         7.50%         7.50%         8.00%        7.50%         7.50%         7.50%
End of year.............................         6.50%         7.50%         7.50%        6.50%         7.50%         7.50%
Expected return on assets -
      tax exempt accounts...............         9.00%         9.00%         9.00%        9.00%         9.00%         9.00%
Expected return on assets - taxable accounts       N/A           N/A          N/A         5.50%         5.50%         5.40%
Rate of compensation increase (average).         4.00%         5.00%         5.00%          N/A           N/A           N/A
Health care cost trend rate.............           N/A           N/A           N/A       13.00%        12.00%        12.00%

Net periodic benefit cost for the year ended June 30, 2003, 2002 and 2001 includes the following components:

                                                       Pension Benefits                     Post-Retirement Benefits
                                            --------------------------------------   --------------------------------------
                                               2003          2002         2001          2003          2002          2001
                                            ----------   -----------   -----------   ----------    ----------    ----------
Service cost............................    $    5,655   $     5,707   $     3,791   $    1,177    $    1,136    $      708
Interest cost...........................        22,899        22,570        17,587        5,579         5,362         4,276
Expected return on plan assets..........       (24,749)      (25,868)      (21,957)      (1,734)       (1,701)       (1,010)
Amortization of prior service cost......           790           984         1,769          (65)         (100)         (114)
Recognized actuarial gain (loss)........         2,433           194        (2,482)        (234)         (737)         (982)
Curtailment.............................            --         8,905            --           --         1,200            --
Special termination benefits............            --         8,957            --           --         1,309            --
Settlement recognition..................          (558)         (457)          611           --            --          (788)
                                            ----------   -----------   -----------   ----------    ----------    ----------
Net periodic pension cost (benefit).....    $    6,470   $    20,992   $      (681)  $    4,723    $    6,469    $    2,090
                                            ==========   ===========   ===========   ==========    ==========    ==========

Curtailment and special termination benefit charges were recognized during 2002 in connection with the Company's corporate reorganization and restructuring initiatives (see Corporate Restructuring). The Company has deferred, as a regulatory asset, certain of these charges that have historically been recoverable in rates.

The assumed rate of compensation increase of 4.00% (average) used in measuring the accumulated post-retirement benefit obligation during 2003 consisted of a rate of 4.00% for the plans of Missouri Gas Energy, PG Energy and ProvEnergy, and rates of 4.50% and 3.75%, respectively, for the plans of Valley Resources, and Fall River Gas.

The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 13% during 2003. This rate was assumed to decrease gradually each year to a rate of 5.0% in 2011 and remain at that level thereafter. The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 12% during 2002. This rate was assumed to decrease gradually each year to a rate of 6.0% in 2006 and remain at that level thereafter.

Amortization of unrecognized actuarial gains and losses for Missouri Gas Energy plans were recognized using a rolling five-year average gain or loss position with a five-year amortization period pursuant to a stipulation agreement with the Missouri Public Service Commission (MPSC). The Company has deferred, as a regulatory asset, the difference in amortization of unrecognized actuarial losses recognized under such method and that amount determined and reported as net periodic pension cost in accordance with the applicable FASB Standards.

Effect of assumed health care trend rate changes on health care plans:

                                                                        One Percentage Point        One Percentage Point
                                                                       Increase in Health Care    Decrease in Health Care
                                                                                 Trend Rate              Trend Rate

Effect on total service and interest cost components..............         $         284                $         (247)
Effect on post-retirement benefit obligation......................                 3,028                        (2,671)

The Company's eight qualified defined benefit retirement Plans cover: (i) those employees who are employed by Missouri Gas Energy; (ii) those employees who are employed by the Pennsylvania Operations; (iii) union employees of ProvEnergy;
(iv) non-union employees of ProvEnergy; (v) union employees of Valley Resources;
(vi) non-union employees of Valley Resources; (vii) union employees of Fall River Gas; and (viii) non-union employees of Fall River Gas. On December 31, 1998, the Plan covering (i) above, exclusive of Missouri Gas Energy's union employees, was converted from the traditional defined benefit Plan with benefits based on years of service and final average compensation to a cash balance defined benefit plan in which an account is maintained for each employee.

The initial value of the account was determined as the actuarial present value (as defined in the Plan) of the benefit accrued at transition (December 31, 1998) under the pre-existing traditional defined benefit plan. Future contribution credits to the accounts are based on a percentage of future compensation, which varies by individual. Interest credits to the accounts are based on 30-year Treasury Securities rates.

Defined Contribution Plan. The Company provides a Savings Plan available to all employees. For Missouri Gas Energy non-union and corporate employees, the Company contributes 50% and 75% of the first 5% and second 5%, respectively, of the participant's compensation paid into the Savings Plan. For Missouri Gas Energy union employees, the Company contributes 50% of the first 7% of the participant's compensation paid into the Savings Plan. In Pennsylvania, the Company contributes 50% of the first 4% of the participant's compensation paid into the Savings Plan. For New England Gas Company's Fall River operations, the Company contributes 100% of the first 4% of non-union employee compensation paid into the Savings Plan and 100% of the first 3% of union employee compensation paid into the Savings Plan. For New England Gas Company's Providence operations, the Company contributes 50% of the first 10% of the participant's compensation paid into the Savings Plan. For New England Gas Company's Cumberland operations (formerly Valley Resources), the Company contributes 50% of the first 4% of the participant's compensation paid into the Savings Plan. Company contributions are 100% vested after five years of continuous service for all plans other than Missouri Gas Energy union and New England Gas Company's Cumberland operations, which are 100% vested after six years of continuous service. Company contributions to the plan during 2003, 2002 and 2001 were $2,251,000, $2,722,000 and $2,673,000, respectively.

Effective January 1, 1999 the Company amended its defined contribution plan to provide contributions for certain employees who were employed as of December 31, 1998. These contributions were designed to replace certain benefits previously provided under defined benefit plans. Employer contributions to these separate accounts, referred to as Retirement Power Accounts, within the defined contribution plan were determined based on the employee's age plus years of service plus accumulated sick leave as of December 31, 1998. The contribution amounts are determined as a percentage of compensation and range from 3.5% to 8.5%. Company contributions to Retirement Power Accounts during 2003, 2002 and 2001 were $1,469,000, $826,000 and $983,000, respectively.

Panhandle Energy. Following the June 11, 2003 acquisition by Southern Union, Panhandle Energy instituted certain retiree health care and life insurance benefits under other post employment benefits (OPEB) and added certain benefits to substantially all of its employees under a defined contribution 401(k) plan (Savings Plan). Under the Savings Plan, Panhandle Energy provides a matching contribution of 50% of the first 4% of the participant's compensation paid into the Savings Plan. In addition, Panhandle Energy makes additional contributions ranging from 4% to 6% of the employee's eligible pay, depending on the employee's age and years of service. The adoption of the OPEB plan resulted in the recording of a $43 million liability as of June 11, 2003 and Panhandle Energy continues to fund the plan at approximately $8 million per year. Since Panhandle Energy retirement eligible active employees have primary coverage through a benefit they are eligible to receive from the former owner of Panhandle Energy, no liability is currently recognized for these employees under the OPEB plan.

Following its acquisition by the Company in June 2003, Panhandle Energy initiated a workforce reduction initiative designed to reduce the workforce by approximately 5 percent. The workforce reduction initiative is expected to be fully implemented by September 30, 2003.

Corporate Restructuring. In August 2001, the Company implemented a corporate reorganization and restructuring which was initially announced in July 2001 as part of a Cash Flow Improvement Plan designed to increase annualized pre-tax cash flow from operations by at least $50 million by the end of fiscal year 2002. Actions taken included (i) the offering of voluntary Early Retirement Programs (ERPs) in certain of its operating divisions and (ii) a limited reduction in force (RIF) within its corporate offices. ERPs, providing for increased benefits for those electing retirement, were offered to approximately 325 eligible employees across the Company's operating divisions, with approximately 59% of such eligible employees accepting. The RIF was limited solely to certain corporate employees in the Company's Austin and Kansas City offices where forty-eight employees were offered severance packages. In connection with the corporate reorganization and restructuring efforts, the Company recorded a charge of $30,553,000 during the quarter ended September 30, 2001. This charge was reduced by $1,394,000 during the quarter ended June 30, 2002, as a result of the Company's ability to negotiate more favorable terms on certain of its restructuring liabilities. The charge included: $16.4 million of voluntary and accepted ERP's, primarily through enhanced benefit plan obligations, and other employee benefit plan obligations; $6.8 million of RIF within the corporate offices and related employee separation benefits; and $6.0 million connected with various business realignment and restructuring initiatives. All restructuring actions were completed as of June 30, 2002.

Common Stock Held in Trust. From time to time, the Company purchases outstanding shares of common stock of Southern Union to fund certain Company employee stock-based compensation plans. At June 30, 2003 and 2002, 955,946 and 989,143 shares, respectively, of common stock were held by various rabbi trusts for certain of those Company's benefit plans. Effective March 22, 2001, the Company amended a benefit plan holding common stock in a rabbi trust eliminating the non-cash income and expense volatility associated with the accounting treatment for such plan. During 2002 and 2001, certain employees deferred receipt of Company shares for stock options exercised. At June 30, 2003, 105,710 shares were held in a rabbi trust for these employees.

                               XV Taxes on Income

                                                                                                Year Ended June 30,
                                                                                          2003        2002          2001
                                                                                     -----------   -----------    ---------

Current:
     Federal.....................................................................    $  (15,258)   $   (8,848)    $  15,936
     State.......................................................................        (6,563)       (1,391)          545
                                                                                     ----------    ----------     ---------
                                                                                        (21,821)      (10,239)       16,481
                                                                                     ----------    ----------     ---------
Deferred:
     Federal....................................................................         38,926        13,050        13,249
     State......................................................................          7,168           600           369
                                                                                     ----------    ----------     ---------
                                                                                         46,094        13,650        13,618
                                                                                     ----------    ----------     ---------
Total continuing operations provision...........................................     $   24,273    $    3,411     $  30,099
                                                                                     ==========    ==========     =========

Deferred credits and other liabilities from continuing operations also include $5,791,000 and $6,212,000 of unamortized deferred investment tax credit as of June 30, 2003 and 2002.


Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

                                                                                                          June 30,
                                                                                                     2003          2002
                                                                                                ------------   ------------
Deferred tax assets:
     Estimated alternative minimum tax credit................................................   $      6,263   $      3,764
     Insurance accruals......................................................................          2,028          1,995
     Bad debt reserves.......................................................................          4,096          4,229
     Post-retirement benefits................................................................          1,078          1,506
     Restructuring charges...................................................................             --          8,287
     Minimum pension liability...............................................................         35,159          8,799
     Other...................................................................................         10,313          8,655
                                                                                                ------------   ------------
         Total deferred tax assets...........................................................         58,937         37,235
                                                                                                ------------   ------------

Deferred tax liabilities:
     Property, plant and equipment...........................................................       (261,100)      (178,089)
     Unamortized debt expense................................................................         (5,455)        (5,489)
     Regulatory liability....................................................................        (14,483)       (14,746)
     Other...................................................................................        (56,510)       (51,334)
                                                                                                ------------   ------------
         Total deferred tax liabilities......................................................       (337,548)      (249,658)
                                                                                                ------------   ------------
Net deferred tax liability ..................................................................       (278,611)      (212,423)
Less current tax assets......................................................................          4,096          4,229
                                                                                                ------------   ------------
Accumulated deferred income taxes............................................................   $   (282,707)  $   (216,652)
                                                                                                ============   ============

The Company accounts for income taxes utilizing the liability method which bases the amounts of current and future tax assets and liabilities on events recognized in the financial statements and on income tax laws and rates existing at the time the temporary differences are expected to reverse.

                                                                                                 Year Ended June 30,
                                                                                           2003        2002         2001
                                                                                       -----------  ----------    ---------

Computed statutory tax expense from continuing operations at 35%................       $    23,780  $    1,726    $  24,590
Changes in taxes resulting from:
     State income taxes, net of federal income tax benefit......................               326         695          670
     Amortization/write-down of goodwill........................................                --       3,113        4,770
     Internal Revenue Service audit settlement..................................                --      (1,570)          --
     Investment Tax Credit amortization.........................................              (421)       (608)          --
     Other......................................................................               588          55           69
                                                                                       -----------  ----------    ---------
Actual tax expense from continuing operations...................................       $    24,273  $    3,411    $  30,099
                                                                                       ===========  ==========    =========


                            XVI Regulation and Rates

Missouri Gas Energy. On July 5, 2001, the MPSC issued an order approving a unanimous settlement of Missouri Gas Energy's rate request. The settlement provides for an annual $9,892,000 base rate increase, as well as $1,081,000 in added revenue from new and revised service charges. The majority of the rate increase is recovered through increased customer service charges to gas sales service customers. New rates became effective August 6, 2001, two months before the statutory deadline for resolving the case. The approved settlement resulted in the dismissal of all pending judicial reviews of prior rate cases. The settlement also provided for the development of a two-year experimental low-income program that will help certain customers in the Joplin area pay their natural gas bills.

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

New England Gas Company. On May 22, 2003, the RIPUC approved a Settlement Offer filed by New England Gas Company related to the final calculation of earnings sharing for the 21-month period covered by the Energize Rhode Island Extension settlement agreement. This calculation generated excess revenues of $5,227,000. The net result of the excess revenues and the Energize Rhode Island weather mitigation and non-firm margin sharing provisions is the crediting to customers of $949,000 over a twelve-month period starting July 1, 2003.

On May 24, 2002, the RIPUC approved a settlement agreement between the New England Gas Company and the Rhode Island Division of Public Utilities and Carriers. The settlement agreement resulted in a $3,900,000 decrease in base revenues for New England Gas Company's Rhode Island operations, a unified rate structure ("One State; One Rate") and an integration/merger savings mechanism. The settlement agreement also allows New England Gas Company to retain $2,049,000 of merger savings and to share incremental earnings with customers when the division's Rhode Island operations return on equity exceeds 11.25%. Included in the settlement agreement was a conversion to therm billing and the approval of a reconciling Distribution Adjustment Clause (DAC). The DAC allows New England Gas Company to continue its low income assistance and weatherization programs, to recover environmental response costs over a 10-year period, puts into place a new weather normalization clause and allows for the sharing of nonfirm margins (non-firm margin is margin earned from interruptible customers with the ability to switch to alternative fuels). The weather normalization clause is designed to mitigate the impact of weather volatility on customer billings, which will assist customers in paying bills and stabilize the revenue stream. New England Gas Company will defer the margin impact of weather that is greater than 2% colder-than-normal and will recover the margin impact of weather that is greater than 2% warmer-than-normal. The non-firm margin incentive mechanism allows New England Gas Company to retain 25% of all non-firm margins earned in excess of $1,600,000.

PG Energy. In December 2000, the Pennsylvania Public Utility Commission approved a settlement agreement that provided for a rate increase designed to produce $10,800,000 of additional annual revenue. The new rates became effective on January 1, 2001.

Panhandle Energy. In December 2001, Trunkline LNG filed with the FERC a certificate application to expand the Lake Charles LNG facility to approximately
1.2 billion cubic feet per day of sendout capacity versus the current capacity of 630 million cubic feet per day. BG LNG Services has contract rights for the 570 million cubic feet per day of additional capacity. In December 2002, the FERC issued an order approving the expansion and in March 2003, Trunkline LNG received FERC authorization to commence construction. On April 17, 2003, Trunkline LNG filed to amend certain items in the previously mentioned FERC approvals which will not affect the authorized additional storage capacity and daily sendout capability and confirms the revised in-service date of January 1, 2006.

                                   XVII Leases

The Company leases certain facilities, equipment and office space under cancelable and noncancelable operating leases. The minimum annual rentals under operating leases for the next five years ending June 30 are as follows:
2004--$18,614,000; 2005--$16,001,000; 2006--$14,345,000; 2007--$7,193,000;
2008--$6,329,000 and thereafter $5,038,000. Rental expense from continuing operations was $4,342,000, $5,759,000 and $7,652,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

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

In certain of the Company's jurisdictions the Company is allowed to recover environmental remediation expenditures through rates. Although significant charges to earnings could be required prior to rate recovery for jurisdictions that do not have rate recovery mechanisms, management does not believe that environmental expenditures will have a material adverse effect on the Company's financial position, results of operations or cash flows.

MGP Sites -- The Company is investigating the possibility that the Company or predecessor companies may have been associated with Manufactured Gas Plant (MGP) sites in its former gas distribution service territories, principally in Texas, Arizona and New Mexico, and present gas distribution service territories in Missouri, Pennsylvania, Massachusetts and Rhode Island. At the present time, the Company is aware of certain MGP sites in these areas and is investigating those and certain other locations. While the Company's evaluation of these Texas, Missouri, Arizona, New Mexico, Pennsylvania, Massachusetts and Rhode Island MGP sites is in its preliminary stages, it is likely that some compliance costs may be identified and become subject to reasonable quantification. Within the Company's gas distribution service territories certain MGP sites are currently the subject of governmental actions. These sites are as follows:

Missouri Sites. In a letter dated May 10, 1999, the Missouri Department of Natural Resources ("MDNR") sent notice of a planned Site Inspection/Removal Site Evaluation of the Kansas City Coal Gas Former MGP site. This site (comprised of two adjacent MGP operations previously owned by two separate companies and hereafter referred to as Station A and Station B) is located at East 1st Street and Campbell in Kansas City, Missouri and is owned by Missouri Gas Energy (MGE). During July 1999, the Company submitted the two sites to MDNR's Voluntary Cleanup Program (VCP) and, subsequently, performed environmental assessments of the sites. Following the submission of these assessments to MDNR, MGE was required by MDNR to initiate remediation of Station A. Following the selection of a qualified contractor in a competitive bidding process, the Company began remediation of Station A in the first calendar quarter of 2003. The project was completed in July 2003, at an approximate cost of $4 million. The remediation of Station B has not been required by MDNR.

In a letter dated July 24, 2002, the Port Authority demanded that the Company assume full financial responsibility for the design and implementation of a remedial action plan at property owned by the Port Authority adjacent to MGE's Station A and B (the Riverfront Redevelopment Site) allowing the Port Authority to obtain an "unrestricted" clearance for redevelopment of the site. On June 24, 2003, the U.S. District Court approved a settlement agreement among the Port Authority, the City of Kansas City, MDNR and MGE, whereby the claims related to the Riverfront Redevelopment Site were resolved, and MGE obtained a release therefrom, on the basis of payment by MGE of $3.5 million.

Rhode Island and Massachusetts Sites. Prior to its acquisition by the Company, Providence Gas performed environmental studies and initiated an environmental remediation project at Providence Gas' primary gas distribution facility located at 642 Allens Avenue in Providence, Rhode Island. Providence Gas spent more than $13 million on environmental assessment and remediation at this MGP site under the supervision of the Rhode Island Department of Environmental Management (RIDEM). Following the acquisition, environmental remediation at the site was temporarily suspended. During this suspension, the Company requested certain modifications to the 1999 Remedial Action Work Plan from RIDEM. After receiving approval to some of the requested modifications to the 1999 Remedial Action Work Plan, environmental work was reinitiated on April 17, 2002, by a qualified contractor selected in a competitive bidding process. Remediation was completed on October 10, 2002, and a Closure Report was filed with RIDEM in December 2002. The approximate cost of the environmental work conducted after environmental work resumed was $4 million. Remediation of the remaining 37.5 acres of the site (known as the "Phase 2" remediation project) is not scheduled at this time.

In November 1998, Providence Gas received a letter of responsibility from RIDEM relating to possible contamination at a site that operated as a MGP in the early 1900's in Providence, Rhode Island. Subsequent to its use as a MGP, this site was operated for over eighty years as a bulk fuel oil storage yard by a succession of companies including Cargill, Inc. (Cargill). Cargill has also received a letter of responsibility from RIDEM for the site. An investigation has begun to determine the extent of contamination, as well as the extent of the Company's responsibility. Providence Gas entered into a cost-sharing agreement with Cargill, under which Providence Gas is responsible for approximately twenty percent (20%) of the costs related to the investigation. To date, approximately $300,000 has been spent on environmental assessment work at this site. Until RIDEM provides its final response to the investigation, and the Company knows it's ultimate responsibility respective to other potentially responsible parties with respect to the site, the Company cannot offer any conclusions as to its ultimate financial responsibility with respect to the site.

Fall River Gas Company was a defendant in a civil action seeking to recover anticipated remediation costs associated with contamination found at property owned by the plaintiffs (the Cory Lane Site) in Tiverton, Rhode Island. This claim was based on alleged dumping of material by Fall River Gas Company trucks at the site in the 1930s and 1940s. In a settlement agreement effective December 3, 2001, the Company agreed to perform all assessment, remediation and monitoring activities at the Cory Lane Site sufficient to obtain a final letter of compliance from the RIDEM.

In a letter dated March 17, 2003, RIDEM sent the New England Gas Company division of Southern Union (NEGC) a letter of responsibility pertaining to alleged historical MGP impacted soils in a residential neighborhood along Bay Street, Judson Street, Canonicus Street, Hooper Street, Hilton Street, Chase Street and Foote Street (collectively the Bay Street Area) in Tiverton, Rhode Island. The letter requested that NEGC prepare a draft Site Investigation Work Plan for submittal to RIDEM by April 10, 2003, and subsequently perform a Site Investigation of the Bay Street Area. Without admitting responsibility or accepting liability, NEGC responded to RIDEM in a letter dated March 19, 2003, and agreed to perform the activities requested by the State within the period specified by RIDEM. After receiving approval from RIDEM on a Site Investigation Work Plan and upon obtaining access agreements from a number of property owners, NEGC began assessment work on June 2, 2003. Assessment fieldwork is now complete at approximately half of the 68 residential lots within the Bay Street Area. As additional access agreements are received, environmental assessment work will continue through September 2003. Upon the validation of the assessment data, assessment results will be communicated to RIDEM and to the residents. As the Bay Street Area is built on a historic dumpsite, research is underway to identify other potentially responsible parties associated with the area.

Valley Gas Company is a party to an action in which Blackstone Valley Electric Company (Blackstone) brought suit for contribution to its expenses of cleanup of a site on Mendon Road in Attleboro, Massachusetts, to which coal manufacturing waste was transported from a former MGP site in Pawtucket, Rhode Island (the Blackstone Litigation). Blackstone Valley Electric Company v. Stone & Webster, Inc., Stone & Webster Engineering Corporation, Stone & Webster Management Consultants, Inc. and Valley Gas Company, C. A. No. 94-10178JLT, United States District Court, District of Massachusetts. Valley Gas Company takes the position in that litigation that it is indemnified for any cleanup expenses by Blackstone pursuant to a 1961 agreement signed at the time of Valley Gas Company's creation. This suit was stayed in 1995 pending the issuance of rulemaking at the United States Environmental Protection Agency (EPA) (Commonwealth of Massachusetts v. Blackstone Valley Electric Company, 67 F.3d 981 (1995)). In January 2001, the EPA issued a Preliminary Administrative Decision on this issue and announced that it was soliciting comments on the Decision. While the public comment period has now closed, the EPA has yet to reissue its decision. While this suit has been stayed, Valley Gas Company and Blackstone (merged with Narragansett Electric Company in May 2000) have received letters of responsibility from the RIDEM with respect to releases from two MGP sites in Rhode Island. RIDEM issued letters of responsibility to Valley Gas Company and Blackstone in September 1995 for the Tidewater MGP in Pawtucket, Rhode Island, and in February 1997 for the Hamlet Avenue MGP in Woonsocket, Rhode Island. Valley Gas Company entered into an agreement with Blackstone (now Narragansett) in which Valley Gas Company and Blackstone agreed to share equally the expenses for the costs associated with the Tidewater site subject to reallocation upon final determination of the legal issues that exist between the companies with respect to responsibility for expenses for the Tidewater site and otherwise. No such agreement has been reached with respect to the Hamlet site.

In a letter dated March 11, 2003, the Commonwealth of Massachusetts Department of Environmental Protection provided New England Gas Company a Notice of Responsibility for 60 and 82 Hartwell Street in Fall River, Massachusetts. This Notice of Responsibility requested that site assessment activities be conducted with respect to the listed properties and with respect to the adjacent former MGP property owned by NEGC at 66 5th Street, Fall River.

Pennsylvania Sites. During 2002, PG Energy received inquiries from the Pennsylvania Department of Environmental Protection (PADEP) pertaining to three Pennsylvania former MGP sites. Of these three sites, PG Energy is currently performing environmental assessment work at the Scranton MGP at the request of PADEP. PG Energy has participated financially in PPL Electric Utilities Corporation's (PPL's) environmental and health assessment of a MGP site located in Sunbury, Pennsylvania. In May 2003, PPL commenced a remediation project at the Sunbury site that was completed in August 2003. PG Energy has contributed to PPL's remediation project by removing and relocating gas utility lines located in the path of the remediation. The Company does not believe the outcome of these matters will have a material adverse effect on its financial position, results of operations or cash flows.

To the extent that potential costs associated with former MGPs are quantified, the Company expects to provide any appropriate accruals and seek recovery for such remediation costs through all appropriate means, including in rates charged to gas distribution customers, insurance and regulatory relief. At the time of the closing of the acquisition of the Company's Missouri service territories, the Company entered into an Environmental Liability Agreement that provides that Western Resources retains financial responsibility for certain liabilities under environmental laws that may exist or arise with respect to Missouri Gas Energy. In addition, the New England Division has reached agreement with its Rhode Island rate regulators on a regulatory plan that creates a mechanism for the recovery of environmental costs over a 10-year period. This plan, effective July 1, 2002, establishes an environmental fund for the recovery of evaluation, remedial and clean-up costs arising out of the Company's MGPs and sites associated with the operation and disposal activities from MGPs. Similarly, environmental costs associated with Massachusetts' facilities are recoverable in rates over a seven-year period.

PCB Sites -- Panhandle Energy has identified environmental impacts at certain sites on its systems and has undertaken clean-up programs at those sites. These impacts resulted from (i) the past use of lubricants containing polychlorinated bi-phenyls (PCBs) in compressed air systems; (ii) the prior use of wastewater collection facilities; and (iii) other on-site disposal areas. The Panhandle Energy companies communicated with the EPA and appropriate state regulatory agencies on these matters. Under the terms of the sale of Panhandle Eastern Pipe Line Company, LLC and Trunkline Gas Company, LLC to CMS Energy, a subsidiary of Duke Energy is obligated to complete the Panhandle Energy clean-up programs at certain agreed-upon sites and to indemnify against certain future environmental litigation and claims. Duke Energy's cleanup activities have been completed on all but one of the agreed-upon sites. Should additional information be requested regarding sites where compliance information has been submitted, the Company would be obligated to respond to the request. Further, Panhandle Energy is currently managing the assessment and remediation of one site in Kansas, one in Indiana and one in Texas.

At some locations, PCBs have been identified in paint that was applied to facilities many years ago. In accordance with EPA regulations, Panhandle Energy is implementing a program to remediate sites where such issues have been identified during painting activities. If PCBs are identified above acceptable levels, the paint is removed and disposed of in an EPA-approved manner.

As part of the clean-up program resulting from contamination due to the use of lubricants in compressed air systems containing PCBs, Panhandle Energy has identified PCB levels above acceptable levels inside the auxiliary buildings that houses air compressor equipment at thirty-two compressor station sites. Panhandle Energy has developed and is implementing an EPA-approved process to remediate this PCB contamination.

Based on information available at this time, it would appear the amount reserved for all of the above is adequate to cover the potential exposure for clean-up costs.

Waste Oil Sites -- The Illinois Environmental Protection Agency (IEPA) has initiated a voluntary cleanup of one of three former waste oil disposal sites (the Pierce Waste Oil Sites) in Illinois. This cleanup involves numerous defendants who were allegedly contributors to this site. In 1993, the United States EPA completed a partial cleanup effort at this site. Prior to the U.S. EPA partial cleanup, a preliminary study estimated the cleanup costs related to this site to be between $5 million and $15 million. Panhandle Energy estimates that it's share of the cost of assessment and remediation at the site, based on the volume of waste sent to the site, is 17.32%. If a voluntary cleanup effort is not successful, the IEPA may choose to designate the site as a Superfund site or to initiate a Federal Court proceeding. The State of Illinois has not initiated any efforts to begin an investigation to remediate the other two Pierce sites. Based on information available at this time, it would appear the amount reserved is adequate to cover the potential exposure for clean-up costs.

Air Quality Control

In 1998, the EPA issued a final rule on regional ozone control that requires Panhandle Energy to place controls on engines in five Midwestern states. The part of the rule that affects Panhandle Energy was challenged in court by various states, industry and other interests, including Interstate Natural Gas Association of America (INGAA), an industry group to which Panhandle Energy belongs. In March 2000, the court upheld most aspects of the EPA's rule, but agreed with INGAA's position and remanded to the EPA the sections of the rule that affected Panhandle Energy. The final rule is expected no earlier than early 2004. Based on an EPA guidance document negotiated with gas industry representatives in 2002, it is believed that Panhandle Energy will be required to reduce NOx emissions by 82% on the identified large internal combustion (IC) engines and will be able to trade off engines within a company and State in an effort to create a cost effective NOx reduction solution. The implementation date is expected to be May 2007. The rule impacts 20 large internal combustion engines on the Panhandle Energy system in Illinois and Indiana at an approximate cost of $17 million for capital improvements, consistent with budget projections.

EPA proposed various Maximum Achievable Control Technology (MACT) rules in late 2002 and early 2003. The rules require that Panhandle and Trunkline control Hazardous Air Pollutants (HAPS) emitted from Major sources by 90% of carbon monoxide (CO)emissions. Most Panhandle Eastern Pipe Line and Trunkline compressor stations are major sources. The HAP's pollutant of concern for Panhandle Eastern Pipe Line and Trunkline is formaldehyde. As proposed, the rule seeks to reduce CO emissions as a surrogate for formaldehyde. For IC engines, the control technology would be the use of non-selective catalytic reduction
(NSCR) catalysts and the expected implementation date is February 2007. For Turbines, the control technology would be the use of oxidation catalysts and the expected implementation date is December 2007. Panhandle Eastern Pipe Line and Trunkline have 28 IC engines and two turbines subject to the rules. It is expected to cost approximately $8.4 million, consistent with budget projections.

The Illinois Environmental Protection Agency issued a permit in February of 2002, requiring the installation of certain capital improvements at the Glenarm compressor station facility at a cost of approximately $3 million. Controls were installed on two engines in 2002 and controls will be installed in 2003 on two additional engines in accordance with the 2002 permit.

Beginning in 2002, the Texas Commission on Environmental Quality enacted the Houston/Galveston State Implementation Plan (SIP) regulations requiring reductions in nitrogen oxide emissions in an eight county area surrounding Houston. Trunkline's Cypress compressor station is affected and may require the installation of emission controls. In 2003, the new regulations will also require all "grandfathered" facilities to enter into the new source permit program which may require the installation of emission controls at five additional facilities.

Regulatory

On May 31, 2002, the staff of the MPSC recommended that the Commission disallow approximately $15 million in gas costs incurred during the period July 1, 2000 through June 30, 2001. Missouri Gas Energy filed its response in opposition to the Staff's recommendation on July 11, 2002, vigorously disputing the Commission staff's assertions. Missouri Gas Energy intends to vigorously defend itself in this proceeding. This matter went to hearing in May of 2003, is presently in recess, and the hearing is set to resume in November 2003.

On November 27, 2001, August 1, 2000 and August 12, 1999, the staff of the MPSC recommended that the Commission disallow approximately $5.9 million, $5.9 million and $4.3 million, respectively, in gas costs incurred during the period July 1, 1999 through June 30, 2000, July 1, 1998 through June 30, 1999, and July 1, 1997 through June 30, 1998, respectively. The basis of these proposed disallowances appears to be the same as was rejected by the Commission through an order dated March 12, 2002, applicable to the period July 1, 1996 through June 30, 1997. MGE intends to vigorously defend itself in these proceedings. On November 4, 2002, the Commission adopted a procedural schedule calling for a hearing in this matter some time after May 2003. No date for this hearing has been set.

Southwest Gas Litigation

Several actions were commenced by persons involved in competing efforts to acquire Southwest Gas Corporation (Southwest) during 1999. All of these actions eventually were transferred to the District of Arizona (the Court), consolidated and lodged with Judge Roslyn Silver. As a result of summary judgments granted, no claims remain against Southern Union. Southern Union's claims against Southwest were settled on August 6, 2002, by Southwest's payment to Southern Union of $17,500,000. Southern Union's claims against ONEOK, Inc. (ONEOK) and the individual defendants associated with ONEOK were settled on January 3, 2003, following the closing of Southern Union's sale of the Texas assets to ONEOK, by ONEOK's payment to Southern Union of $5,000,000. Southern Union's claims against Jack Rose, former aide to Arizona Corporation Commissioner James Irvin, were settled by Mr. Rose's payment to Southern Union of $75,000, which the Company donated to charity. The trial of Southern Union's claims against the sole-remaining defendant, Arizona Corporation Commissioner James Irvin, was concluded on December 18, 2002, with a jury award to Southern Union of nearly $400,000 in actual damages and $60,000,000 in punitive damages against Commissioner Irvin. The Court denied numerous post-trial motions by Commissioner Irvin, who has filed a notice of appeal. The Company intends to vigorously pursue collection of the award. With the exception of ongoing legal fees associated with the collection of damages from Commissioner Irvin, the Company believes that the results of the above-noted Southwest litigation and any related appeals will not have a materially adverse effect on the Company's financial condition, results of operations or cash flows.

Other

In conjunction with a FERC Order issued in September 1997, certain natural gas producers were required to refund previously collected Kansas ad valorem taxes to interstate natural gas pipelines. These pipelines were ordered to refund these amounts to their customers. All payments were to be made in compliance with prescribed FERC requirements. In June 2001, Panhandle Energy filed a proposed settlement of these proceedings which all the customers and most of the producers supported. The settlement provides for the producers to refund and the customers to accept a reduction from the amounts originally billed to the producers. In September 2001, the FERC approved the settlement without modification and the settlement became effective on October 15, 2001. On January 2, 2003, FERC established hearing procedures for resolving refunds owed by the non-settling producers. The hearing is scheduled to commence on October 16, 2003. The amounts have not yet been finally settled with a number of non-settling producers. Settlement efforts are continuing.

In 1993, the U.S. Department of the Interior announced its intention to seek, through its Minerals Management Service (MMS) additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements and buyouts or buy downs of gas sales contracts with natural gas pipelines. Panhandle Energy's pipelines, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact which are likely to take substantial time to resolve. If required to reimburse or indemnify the producers, Panhandle Energy's pipelines may file with the FERC to recover a portion of these costs from pipeline customers. Panhandle Energy does not believe the outcome of this matter will have a material adverse effect on its financial position, results of operations or cash flows.

Southern Union and its subsidiaries are parties to other legal proceedings that management considers to be normal actions to which an enterprise of its size and nature might be subject, Management does not consider these actions to be material to Southern Union's overall business or financial condition, results of operations or cash flows.

Commitments. The Company is committed under various agreements to purchase certain quantities of gas in the future. At June 30, 2003, the Company's Distribution segment has purchase commitments for natural gas transportation services, storage services and certain quantities of natural gas at a combination of fixed, variable and market-based prices that have an aggregate value of approximately $1,669,538,000. The Company's purchase commitments may extend over a period of several years depending upon when the required quantity is purchased. The Company has purchase gas tariffs in effect for all its utility service areas that provide for recovery of its purchase gas costs under defined methodologies.

In connection with the acquisition of the Pennsylvania Operations, the Company assumed a guaranty with a bank whereby the Company unconditionally guaranteed payment of financing obtained for the development of PEI Power Park. In March 1999, the Borough of Archibald, the County of Lackawanna, and the Valley View School District (together the Taxing Authorities) approved a Tax Incremental Financing Plan (TIF Plan) for the development of PEI Power Park. The TIF Plan requires that: (i) the Redevelopment Authority of Lackawanna County raise $10,600,000 of funds to be used for infrastructure improvements of the PEI Power Park; (ii) the Taxing Authorities create a tax increment district and use the incremental tax revenues generated from new development to service the $10,600,000 debt; and (iii) PEI Power Corporation, a subsidiary of the Company, guarantee the debt service payments. In May 1999, the Redevelopment Authority of Lackawanna County borrowed $10,600,000 from a bank under a promissory note (TIF
Debt), which was refinanced in March 2003. The TIF Debt bears interest at a floating rate with a floor of 5.0% and a ceiling of 7.75% and matures on June 30, 2011. The loan requires interest-only payments until June 30, 2003, and semi-annual interest and principal payments thereafter. As of June 30, 2003, the interest rate on the TIF Debt is 5.0% and estimated incremental tax revenues are expected to cover approximately 20% of the fiscal year 2004 annual debt service. The balance outstanding on the TIF Debt was $9,710,000 as of June 30, 2003.

Effective August 1, 2003, the Company agreed to a three-year contract with a bargaining unit representing a portion of PG Energy employees. During fiscal 2001, the Company agreed to a three-year contract with another bargaining unit representing the remaining PG Energy unionized employees, effective April 2001.

Effective May 28, 2003, Panhandle Energy agreed to a three-year contract with a bargaining unit representing the Panhandle Energy employees that will expire on May 27, 2006.

During fiscal 2003, the bargaining unit representing certain employees of New England Gas Company's Cumberland operations (formerly Valley Resources) was merged with the bargaining unit representing the employees of the Company's Fall River operations (formerly Fall River Gas). During fiscal year 2002, the Company agreed to five-year contracts with two bargaining units representing employees of New England Gas Company's Providence operations (formerly ProvEnergy), which were effective May 2002; a four-year contract with one bargaining unit representing employees of New England Gas Company's Cumberland operations, effective May 2002; and a four-year contract with one bargaining unit representing employees of New England Gas Company's Fall River operations, effective April 2002; and a one year extension of a bargaining unit representing certain employees of the Company's Cumberland operations.

In December 1998, the Company agreed to five-year contracts with each bargaining-unit representing Missouri employees, which were effective in May 1999.

Of the Company's employees represented by unions, 36% are employed by Missouri Gas Energy, 32% are employed by the New England Division, 18% are employed by Panhandle Energy and 14% are employed by PG Energy.

The Company had standby letters of credit outstanding of $7,761,000 at June 30, 2003 and $30,541,000 at June 30, 2002, which guarantee payment of insurance claims and other various commitments.

              XIX Discontinued Operations and Assets Held for Sale

Effective January 1, 2003, the Company completed the sale of its Southern Union Gas natural gas operating division and related assets to ONEOK for approximately $437,000,000 in cash resulting in a pre-tax gain of $62,992,000. In accordance with accounting principles generally accepted in the United States, the assets and liabilities sold have been segregated and reported as "held for sale" in the Consolidated Balance Sheet as of June 30, 2002, and the related results of operations and gain on sale have been segregated and reported as "discontinued operations" in the Consolidated Statement of Operations and Consolidated Statement of Cash Flows for all periods presented.

The following table summarizes the major classes of the Texas Operations' assets and liabilities that have been segregated and reported as "held for sale" in the Consolidated Balance Sheet at June 30, 2002:

ASSETS:                                                                             June 30, 2002
                                                                                    -------------
Property, plant and equipment:
     Utility plant, at cost............................................             $     504,015
     Accumulated depreciation and amortization.........................                  (217,425)
                                                                                    -------------
         Net property, plant and equipment.............................                   286,590
Current assets.........................................................                    29,677
Goodwill, net .........................................................                    70,469
Deferred charges and other assets......................................                     8,710
                                                                                    -------------
         Total assets held for sale....................................             $     395,446
                                                                                    =============
LIABILITIES:
Current liabilities....................................................             $      43,762
Deferred credits and other liabilities.................................                    23,956
                                                                                    -------------
         Total liabilities related to assets held for sale.............             $      67,718
                                                                                    =============

The following table summarizes the Texas Operations' results of operations that have been segregated and reported as "discontinued operations" in the Consolidated Statement of Operations:

                                                                                         Year Ended June 30,
                                                                                2003              2002             2001
                                                                           -------------     -------------    -------------

Operating revenues.....................................................    $     144,490     $     309,936    $     471,002
                                                                           =============     =============    =============
Net operating margin (a)...............................................    $      51,480     $     105,730    $     109,016
                                                                           =============     =============    =============
Net earnings from discontinued operations (b)..........................    $      32,520     $      18,104    $      16,524
                                                                           =============     =============    =============

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


                       XX Quarterly Operations (Unaudited)

                Year Ended                                            Quarter Ended
               June 30, 2003                      September 30  December 31  March 31    June 30         Total
              --------------                      ------------  ----------- ---------   ---------    --------------

Total operating revenues .......................   $  99,710    $ 346,104   $ 535,663   $ 207,030    $    1,188,507

Operating margin ...............................      54,464      118,031     161,400      89,516           423,411
Net earnings (loss) from continuing operations .      (9,186)      18,519      46,234     (11,898)           43,669
Net earnings (loss) from discontinued operations       2,691       10,900      17,665       1,264            32,520
Net earnings (loss) available for common stock .      (6,495)      29,419      63,899     (10,634)           76,189

Diluted net earnings (loss) per share:(1)
   Continuing operations .......................        (.17)         .31         .79        (.20)              .74
   Discontinued operations .....................         .05          .19         .30         .02               .55
   Available for common stock ..................        (.12)         .50        1.09        (.18)             1.29



                 Year Ended                                                     Quarter Ended
               June 30, 2002                        September 30      December 31       March 31       June 30         Total
               -------------                       --------------   ---------------   ------------   ------------   -------------



Total operating revenues....................       $      120,676   $      286,622     $   419,599   $    153,717    $    980,614
Operating margin............................               55,576          104,455         143,630         70,467         374,128
Net earnings (loss) from continuing operations            (29,906)           7,554          38,899        (15,027)          1,520
Net earnings (loss) from discontinued operations             (497)          12,196           4,889          1,516          18,104
Net earnings (loss) available for common stock            (30,403)          19,750          43,788        (13,511)         19,624

Diluted net earnings (loss) per share:(1)
   Continuing operations....................                 (.51)             .14             .67           (.27)            .03
   Discontinued operations..................                 (.01)             .21             .07            .03             .30
   Available for common stock...............                 (.52)             .35             .74           (.24)            .33



 (1) The sum of earnings per share by quarter may not equal the net earnings per common and common share equivalents for the year due to variations in the weighted average common and common share equivalents outstanding used in computing such amounts.

                             XXI Reportable Segments

The Company's operations include two reportable segments. The Transportation and Storage segment is primarily engaged in the interstate transportation and storage of natural gas in the Midwest and Southwest, and also provides LNG terminalling and regasification services. Its operations are conducted through Panhandle Energy, which the Company acquired on June 11, 2003. The Distribution segment is primarily engaged in the local distribution of natural gas in Missouri, Pennsylvania, Rhode Island and Massachusetts. Its operations are conducted through the Company's three regulated utility divisions: Missouri Gas Energy, PG Energy and New England Gas Company. The determination of reportable business segments is based on similarities in economic characteristics, products and services, types of customers, methods of distribution and regulatory environment.

The Company evaluates segment performance based on several factors, of which the primary financial measure is net operating revenues. Net Operating Revenues is defined as operating margin, less operating, maintenance and general expenses, depreciation and amortization, and taxes other than on income and revenues. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies (see Note I - Summary of Significant Accounting Policies). Sales of products or services between segments are billed at regulated rates or at market rates, as applicable. There were no material inter segment revenues during 2003, 2002 or 2001.

Prior to the acquisition of Panhandle Energy, the Company was primarily engaged in the natural gas distribution business and considered its operations to consist of one reportable segment. As a result of the acquisition of Panhandle Energy, management assessed the manner in which financial information is reviewed in making operating decisions and assessing performance, and concluded that in addition to Panhandle Energy's operations its regulated utility operations would be treated as one separate and distinct reportable segment. All historical segment financial and statistical information has been adjusted to reflect the current segment presentation.

Revenue from segments in the All Other category is attributable to several operating subsidiaries of the Company: PEI Power Corporation generates and sells electricity; Fall River Gas Appliance Company, Inc. and Valley Appliance and Merchandising Company rent gas burning appliances and/or equipment and, along with PG Energy Services Inc., offer appliance service contracts; ProvEnergy Power Company LLC (ProvEnergy Power) provides outsourced energy management services and owns 50% of Capital Center Energy Company LLC, a joint venture formed between ProvEnergy and ERI Services, Inc. to provide retail power and conditioned air; and Alternate Energy Corporation provides energy consulting services. None of these segments have ever met the quantitative thresholds for determining reportable segments. The Company also has corporate operations that do not generate any revenues.

The following table sets forth certain selected financial information for the Company's segments for fiscal 2003, 2002 and 2001. Financial information for the Transportation and Storage segment reflects the operations of Panhandle Energy beginning on its acquisition date of June 11, 2003.

                                                                                           Year Ended June 30,
                                                                           ------------------------------------------------
                                                                                2003              2002             2001
                                                                           -------------     -------------    -------------
Revenues from external customers:
     Distribution.................................................         $   1,158,964     $     968,933    $   1,304,012
     Transportation and Storage...................................                24,529                --               --
     All Other (a)...............................................                  5,014            11,681          157,799
                                                                           -------------     -------------    -------------
Total consolidated operating revenues.............................         $   1,188,507     $     980,614    $   1,461,811
                                                                           =============     =============    =============

Operating Margin:
     Distribution.................................................         $     394,760     $     367,076    $     365,383
     Transportation and Storage...................................                24,529                --               --
     All Other....................................................                 4,122             7,052           14,863
                                                                           -------------     -------------    -------------
Total consolidated operating margin...............................         $     423,411     $     374,128    $     380,246
                                                                           =============     =============    =============

Depreciation and amortization:
     Distribution.................................................         $      56,396     $      53,937    $     $65,106
     Transportation and Storage...................................                 3,197                --               --
     All Other....................................................                   590             2,387            1,624
                                                                           -------------     -------------    -------------
Total segment depreciation and amortization.......................                60,183            56,324           66,730
Reconciling Item -- Corporate.....................................                   459             2,665            2,431
                                                                           -------------     -------------    -------------
Total consolidated depreciation and amortization..................         $      60,642     $      58,989    $      69,161
                                                                           =============     =============    =============

Net operating revenues:
     Distribution.................................................         $     142,762     $     135,502    $     123,484
     Transportation and Storage...................................                 9,635                --               --
     All Other....................................................                    13                --             (413)
                                                                           -------------     -------------    -------------
Total segment net operating revenues..............................               152,410           135,502          123,071
Reconciling Items:
     Corporate....................................................               (10,039)          (15,218)         (21,806)
     Business restructuring charges...............................                    --           (29,159)              --
                                                                           -------------     -------------    -------------
     .............................................................
Consolidated net operating revenues...............................         $     142,371     $      91,125    $     101,265
                                                                           =============     =============    =============

Total assets:
     Distribution.................................................         $   2,243,257     $   2,156,106    $   2,235,011
     Transportation and Storage...................................             2,212,467                --               --
     All Other....................................................                50,073            53,339          134,575
                                                                           -------------     -------------    -------------
Total segment assets..............................................             4,505,797         2,209,445        2,369,586
Reconciling Items:
     Corporate....................................................                85,141            75,173          126,589
     Sale of assets - Texas Operations............................                    --           395,446          411,124
                                                                           -------------     -------------    -------------
Total consolidated assets.........................................         $   4,590,938     $   2,680,064    $   2,907,299
                                                                           =============     =============    =============

Expenditures for long-lived assets:
     Distribution.................................................         $      67,327     $      68,042    $      67,329
     Transportation and Storage...................................                 5,128                --               --
     All Other....................................................                 1,653             1,365            6,978
                                                                           -------------     -------------    -------------
Total segment expenditures for long-lived assets..................                74,108            69,407           74,307
Reconciling item - Corporate......................................                 5,622             1,291           26,445
                                                                           -------------     -------------    -------------
Total consolidated expenditures for long-lived assets.............         $      79,730     $      70,698    $     100,752
                                                                           =============     =============    =============

-----------------------
(a) For the year ended June 30, 2001, the All Other segment included revenues of approximately $107 million from Energy Services' former non-regulated gas and electricity businesses and approximately $35 million from the Company's former subsidiary, ProvEnergy Oil Enterprises, Inc.

                                                                                       Year Ended June 30,
                                                                           ------------------------------------------------
                                                                                2003              2002             2001
                                                                           ----------------  -------------   ---------------
Reconciliation of net operating revenues to earnings from continuing operations before income taxes:
     Net operating revenues.......................................         $     142,371     $      91,125    $     101,265
     Interest.....................................................               (83,343)          (90,992)        (102,928)
     Dividends on preferred securities of subsidiary trust........                (9,480)           (9,480)          (9,480)
     Other income, net............................................                18,394            14,278           81,401
                                                                           -------------     -------------    -------------
          Earnings from continuing operations before income taxes.         $      67,942     $       4,931    $      70,258
                                                                           =============     =============    =============

                         REPORT OF INDEPENDENT AUDITORS



To the Stockholders and Board of Directors of Southern Union Company:


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of stockholders' equity, present fairly, in all material respects, the financial position of Southern Union Company and subsidiaries at June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note I, the Company adopted FASB Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" for reporting discontinued operations for each of the three years in the period ended June 30, 2003. As further discussed in Note I, the Company has completed its purchase of Panhandle Eastern Pipe Line Company effective June 11, 2003.

PricewaterhouseCoopers  LLP

Philadelphia, Pennsylvania
September 25, 2003

                   SUBSIDIARIES OF THE COMPANY                       Exhibit 21



                Name                           State or Country of Incorporation
----------------------------------------       ---------------------------------
Panhandle Eastern Pipe Line Company, LLC                       Delaware
Trunkline Gas Company, LLC                                     Delaware



----------------------
Note: Certain wholly-owned subsidiaries of Southern Union Company are not named above. Considered in the aggregate as a single subsidiary, these unnamed entities would not constitute a "significant subsidiary" at the end of the year covered by this report. Additionally, the Company has other subsidiaries that conduct no business except to the extent necessary to maintain their corporate name or existence.

                  CONSENT OF INDEPENDENT ACCOUNTANTS                 Exhibit 23




We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (File No. 333-102388) and Form S-8 (File Nos. 33-37261, 33-69596, 33-69598, 33-61558, 333-79443, 333-08994, 333-42635, 333-89971,
333-36146, 333-36150, and 333-47144) of Southern Union Company of our report dated September 25, 2003 relating to the consolidated financial statements, which appears in this Form 10-K.




PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
September 25, 2003

                          POWER OF ATTORNEY                           Exhibit 24



KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Thomas F. Karam and David J. Kvapil, or any of them, acting individually or together, as such person's true and lawful attorney(s)-in-fact and agent(s), with full power of substitution and revocation, to act in any capacity for such person and in such person's name, place and stead in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended June 30, 2003 of Southern Union Company, a Delaware corporation, and any amendments thereto, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission and the New York Stock Exchange.

Dated:    September 26, 2003


GEORGE L. LINDEMANN                   ADAM M. LINDEMANN
------------------------              ------------------------------------------
George L. Lindemann                   Adam M. Lindemann



JOHN E. BRENNAN                       DAVID BRODSKY
------------------------              ------------------------------------------
John E. Brennan                       David Brodsky



THOMAS F. KARAM                       GEORGE ROUNTREE, III
------------------------              ------------------------------------------
Thomas F. Karam                       George Rountree, III



FRANK W. DENIUS                       RONALD W. SIMMS
------------------------              ------------------------------------------
Frank W. Denius                       Ronald W. Simms



KURT A. GITTER, M.D.                  ROGER J. PEARSON
------------------------              ------------------------------------------
Kurt A. Gitter, M.D.                  Roger J. Pearson

                                                                    Exhibit 31.1

           CERTIFICATE PURSUANT TO RULE 13a-14(a) AND 15d-14(a) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

I, George L. Lindemann, certify that:

1.                 I have reviewed this annual report on Form 10-K of Southern
                   Union Company.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made not misleading with respect to the period covered by this report.

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and

    (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  September 26, 2003                     /s/  George L. Lindemann
                                             -----------------------------------
                                             Name:  George L. Lindemann
                                             Title:    Chairman of the Board and
                                                       Chief Executive Officer

                                                                    Exhibit 31.2

           CERTIFICATE PURSUANT TO RULE 13a-14(a) AND 15d-14(a) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

I, David J. Kvapil, certify that:

1.                I have reviewed this annual report on Form 10-K of Southern
                  Union Company.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made not misleading with respect to the period covered by this report.

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and

    (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  September 26, 2003                 /s/  David J. Kvapil
                                         ---------------------------------------
                                         Name:  David J. Kvapil
                                         Title:    Executive Vice President and
                                                   Chief Financial Officer

                                                                    Exhibit 32.1

                             CERTIFICATE PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                             18 U.S.C. SECTION 1350

         In connection with the Annual Report of Southern Union Company (the "Company") on Form 10-K for the fiscal year ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George L. Lindemann, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 that, to my knowledge:
1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:  September 26, 2003                   /s/  George L. Lindemann
                                                ----------------------------
                                                Name:  George L. Lindemann
                                                Title: Chairman of the Board and
                                                       Chief Executive Officer

                                                                    Exhibit 32.2

                             CERTIFICATE PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                             18 U.S.C. SECTION 1350

         In connection with the Annual Report of Southern Union Company (the "Company") on Form 10-K for the fiscal year ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Kvapil, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 that, to my knowledge:
1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:  September 26, 2003               /s/  David J. Kvapil
                                       -----------------------------------------
                                       Name:     David J. Kvapil
                                       Title:    Executive Vice President and
                                                 Chief Financial Officer

                      [This Page Intentionally Left Blank]