Form 10-Q
period 2003-12-31
SOUTHERN UNION CO
filed 2004-02-17
CIK 203248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                         FOR THE QUARTERLY PERIOD ENDED

                                DECEMBER 31, 2003


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
Yes |X|  No
    ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes |X|  No
    ---    ---

The number of shares of the registrant's Common Stock outstanding on February 6, 2004 was 73,087,107.



                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                                    FORM 10-Q
                                DECEMBER 31, 2003
                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                                     Page(s)
                                                                                                                   -------
     Item 1.  Financial Statements:

              Consolidated statements of operations - three and six months ended
                  December 31, 2003 and 2002                                                                        2-3

              Consolidated balance sheet - December 31, 2003 and June 30, 2003                                      4-5

              Consolidated statement of stockholders' equity - six months ended December 31, 2003
                  and twelve months ended June 30, 2003                                                               6

              Consolidated statements of cash flows - three and six months ended
                  December 31, 2003 and 2002                                                                        7-8

              Notes to consolidated financial statements                                                           9-24


     Item 2.  Management's Discussion and Analysis of Financial Condition and Results                             25-37
                  of Operations

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                             34

     Item 4.  Controls and Procedures                                                                                36

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

                  (See "COMMITMENTS AND CONTINGENCIES" in Notes to Consolidated
                   Financial Statements)                                                                          17-22

     Item 4.  Result of Votes of Security Holders                                                                    37

     Item 6.  Exhibits and Reports on Form 8-K                                                                       38






                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                                                     THREE MONTHS ENDED DECEMBER 31,
                                                                                     -------------------------------
                                                                                        2003                 2002
                                                                                        ----                 ----

                                                                                     (THOUSANDS OF DOLLARS, EXCEPT
                                                                                      SHARES AND PER SHARE AMOUNTS)

Operating revenues .........................................................         $ 507,113          $ 346,104
Cost of gas and other energy ...............................................          (253,880)          (215,505)
Revenue-related taxes ......................................................           (13,136)           (12,568)
                                                                                     ---------          ---------
     Operating margin ......................................................           240,097            118,031

Operating expenses:
     Operating, maintenance and general ....................................           100,888             42,249
     Depreciation and amortization .........................................            31,697             14,067
     Taxes, other than on income and revenues ..............................            12,135              6,213
                                                                                     ---------          ---------
         Total operating expenses ..........................................           144,720             62,529
                                                                                     ---------          ---------
         Net operating revenues ............................................            95,377             55,502
                                                                                     ---------          ---------

Other income (expense):
     Interest ..............................................................           (32,636)           (20,742)
     Dividends on preferred securities of subsidiary trust .................              --               (2,370)
     Other, net ............................................................               514             (2,712)
                                                                                     ---------           ---------
         Total other expenses, net .........................................           (32,122)           (25,824)
                                                                                     ---------           ---------


Earnings from continuing operations before income taxes ....................            63,255             29,678

Federal and state income taxes .............................................            24,833             11,159
                                                                                     ---------           ---------

Net earnings from continuing operations ....................................            38,422             18,519
                                                                                     ---------           ---------


Discontinued operations:
     Earnings from discontinued operations before income taxes .............              --               17,468
     Federal and state income taxes ........................................              --                6,568
                                                                                     ---------           ---------

Net earnings from discontinued operations ..................................              --               10,900
                                                                                     ---------           ---------


Net earnings ...............................................................            38,422             29,419

Preferred stock dividends ..................................................            (4,004)              --
                                                                                     ---------           ---------


Net earnings available for common stock ....................................         $  34,418          $  29,419
                                                                                     =========          =========


Net earnings available for common stock from continuing operations:
   per share:
     Basic .................................................................         $    0.48          $    .33
                                                                                     =========          ========
     Diluted................................................................         $    0.47          $    .32
                                                                                     =========          ========




Net earnings available for common stock per share:
     Basic .................................................................         $    0.48          $    .52
                                                                                     =========          ========

     Diluted ...............................................................         $    0.47          $    .50
                                                                                     =========          ========


Weighted average shares outstanding:
     Basic .................................................................        71,759,349        56,919,821
                                                                                    ==========        ==========

     Diluted ...............................................................        73,957,901        58,737,336
                                                                                    ==========        ==========


                             See accompanying notes.



                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                                                      SIX MONTHS ENDED DECEMBER 31,
                                                                                      -----------------------------
                                                                                        2003                 2002
                                                                                        ----                 ----
                                                                                      (THOUSANDS OF DOLLARS, EXCEPT
                                                                                       SHARES AND PER SHARE AMOUNTS)

Operating revenues .........................................................         $ 738,507          $ 445,814
Cost of gas and other energy ...............................................          (311,640)          (257,565)
Revenue-related taxes ......................................................           (17,461)           (15,754)
                                                                                      ---------          ---------
     Operating margin ......................................................           409,406            172,495

Operating expenses:
     Operating, maintenance and general ....................................           201,968             83,620
     Depreciation and amortization .........................................            63,031             28,451
     Taxes, other than on income and revenues ..............................            25,051             12,711
                                                                                      ---------          ---------
         Total operating expenses ..........................................           290,050            124,782
                                                                                      ---------          ---------
         Net operating revenues ............................................           119,356             47,713
                                                                                      ---------          ---------

Other income (expense):
     Interest ..............................................................           (66,600)           (41,743)
     Dividends on preferred securities of subsidiary trust .................              --               (4,740)
     Other, net ............................................................             4,321             13,726
                                                                                      ---------          ---------
         Total other expenses, net .........................................           (62,279)           (32,757)
                                                                                      ---------          ---------

Earnings from continuing operations before income taxes ....................            57,077             14,956

Federal and state income taxes .............................................            22,362              5,623
                                                                                      ---------          ---------

Net earnings from continuing operations ....................................            34,715              9,333
                                                                                      ---------          ---------

Discontinued operations:
     Earnings from discontinued operations before income taxes .............              --               21,781
     Federal and state income taxes ........................................              --                8,190
                                                                                       ---------          --------
Net earnings from discontinued operations ..................................              --               13,591
                                                                                       ---------          --------

Net earnings ...............................................................            34,715             22,924

Preferred stock dividends ..................................................            (4,004)              --
                                                                                       ---------          --------

Net earnings available for common stock ....................................         $  30,711          $  22,924
                                                                                     ==========         ==========


Net earnings available for common stock from continuing operations:
   per share:
     Basic .................................................................         $     .43          $     .16
                                                                                     =========          =========
     Diluted ...............................................................         $     .42          $     .16
                                                                                     =========          =========



Net earnings available for common stock per share:
     Basic .................................................................         $     .43          $     .40
                                                                                     =========          =========

     Diluted ...............................................................         $     .42          $     .39
                                                                                     =========          =========


Weighted average shares outstanding:
     Basic .................................................................        71,748,220         56,713,616
                                                                                    ==========         ==========

     Diluted ...............................................................        73,804,782         58,671,826
                                                                                    ==========         ==========


                             See accompanying notes.



                     SOUTHERN UNION COMPANY AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEET


                                     ASSETS




                                                    DECEMBER 31,       JUNE 30,
                                                       2003              2003
                                                       ----              ----

                                                       (THOUSANDS OF DOLLARS)
Property, plant and equipment:

     Plant in service ..............................  $ 3,763,036   $ 3,710,541
     Construction work in progress .................      119,132        75,484
                                                      -----------   -----------
                                                        3,882,168     3,786,025
     Less accumulated depreciation and amortization      (698,858)     (641,225)
                                                      -----------   -----------
          Net property, plant and equipment ........    3,183,310     3,144,800
                                                      -----------   -----------

Current assets:
     Cash and cash equivalents .....................       20,810        86,997
     Accounts receivable, billed and unbilled, net..      309,038       192,402
     Federal and state taxes receivable ............       22,468         6,787
     Inventories ...................................      230,854       173,757
     Deferred gas purchase costs ...................       26,445        24,603
     Gas imbalances - receivable ...................       26,974        34,911
     Prepayments and other .........................       29,948        18,971
                                                      -----------   -----------
          Total current assets .....................      666,537       538,428
                                                      -----------   -----------

Goodwill, net ......................................      642,921       642,921

Deferred charges ...................................      186,959       188,261

Investment securities, at cost .....................        8,038         9,641

Other ..............................................       67,310        73,674
                                                      -----------   -----------










     Total assets ..................................  $ 4,755,075   $ 4,597,725
                                                      ===========   ===========








                             See accompanying notes.

--------------------------------------------------------------------------------

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (CONTINUED)

                      STOCKHOLDERS' EQUITY AND LIABILITIES



                                                                                           DECEMBER 31,      JUNE 30,
                                                                                             2003              2003
                                                                                             ----              ----
                                                                                           (THOUSANDS OF DOLLARS)
Stockholders' equity:
     Common stock, $1 par value; authorized 200,000,000 shares;
             issued 73,181,995 shares ............................................    $     73,182      $    73,074
     Premium on capital stock ....................................................         903,757          909,191
     Preferred stock, no par value; authorized 6,000,000 shares;
         issued 920,000 shares ...................................................         230,000             --
     Less treasury stock, 282,333 shares at cost .................................         (10,467)         (10,467)
     Less common stock held in trust .............................................         (16,904)         (15,617)
     Deferred compensation plans .................................................          11,247            9,960
     Accumulated other comprehensive income (loss) ...............................         (61,880)         (62,579)
     Retained earnings ...........................................................          47,567           16,856
                                                                                         -----------      -----------

     Total stockholders' equity ..................................................       1,176,502          920,418

Company-obligated mandatorily redeemable preferred securities of subsidiary
     trust holding solely subordinated notes of Southern Union ...................            --            100,000

Long-term debt and capital lease obligation ......................................       2,004,408        1,611,653
                                                                                         -----------      -----------

         Total capitalization ....................................................       3,180,910        2,632,071

Current liabilities:
     Long-term debt and capital lease obligation due within one year .............         260,729          734,752
     Notes payable ...............................................................         252,000          251,500
     Accounts payable ............................................................         143,797          112,840
     Federal, state and local taxes ..............................................          36,395           13,530
     Accrued interest ............................................................          38,484           40,871
     Customer deposits ...........................................................          12,834           12,585
     Gas imbalances - payable ....................................................          66,049           64,519
     Other .......................................................................         130,754          130,196
                                                                                         -----------      -----------
         Total current liabilities ...............................................         941,042        1,360,793
                                                                                         -----------      -----------

Deferred credits and other .......................................................         312,306          322,154
Accumulated deferred income taxes ................................................         320,817          282,707
                                                                                         -----------      -----------

     Total stockholders' equity and liabilities ..................................     $ 4,755,075      $ 4,597,725
                                                                                       ============     ============









                             See accompanying notes.



                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                      COMMON           PREMIUM          PREFERRED          TREASURY
                                                                      STOCK, $1       ON CAPITAL        STOCK, NO         STOCK, AT
                                                                      PAR VALUE          STOCK          PAR VALUE            COST
                                                                      ---------          -----          ---------            ----
                                                                                       (THOUSANDS OF DOLLARS)


Balance July 1, 2002 .....................................         $  58,055         $ 707,912          $    --           $ (57,673)

 Comprehensive income (loss):
   Net earnings ..........................................              --                --                 --                --
   Unrealized loss in investment
     securities, net of tax benefit ......................              --                --                 --                --
   Minimum pension liability
     adjustment, net of tax benefit ......................              --                --                 --                --
   Unrealized loss on hedging
     activities, net of tax benefit ......................              --                --                 --                --
   Comprehensive income
 Payment on note receivable ............................              --                 305               --                --
 Purchase of treasury stock ............................              --                --                 --              (2,181)
 5% stock dividend .....................................             3,468            55,832               --                --
 Stock compensation plan ...............................              --                 480               --                --
 Issuance of stock for acquisition .....................              --                --                 --              48,900
 Issuance of common stock ..............................            10,925           157,757               --                --
 Issuance costs of equity units ........................              --              (3,443)              --                --
 Contract adjustment payment ...........................              --             (11,713)              --                --
 Sale of common stock held in trust ....................              --                (243)              --                --
 Exercise of stock options .............................               626             2,304               --                 487
                                                                    --------         ---------          --------         ----------
Balance June 30, 2003 ....................................            73,074           909,191               --             (10,467)


  Comprehensive income (loss):
    Net earnings .........................................              --                --                 --                --
    Preferred stock dividends ............................              --                --                 --                --
    Unrealized loss in investment
      securities, net of tax benefit .....................              --                --                 --                --
    Unrealized gain on hedging
      activities, net of tax .............................              --                --                 --                --
      Comprehensive income
   Issuance of preferred stock ...........................              --              (6,413)           230,000              --
   Exercise of stock options .............................               108               979               --                --
                                                                   ---------         ---------          ---------         ---------
Balance December 31, 2003 ................................         $  73,182         $ 903,757          $ 230,000         $ (10,467)
                                                                   =========         =========          =========         =========





                                                                                     ACCUMULATED
                                                                       COMMON         OTHER
                                                                       STOCK          COMPREHEN-
                                                                       HELDIN        SIVE INCOME       RETAINED
                                                                       TRUST         (LOSS)            EARNINGS             TOTAL
                                                                       -----         ------            --------             -----
                                                                                         (THOUSANDS OF DOLLARS)



Balance July 1, 2002 ....................................          $  (8,448)       $  (14,500)        $     --           $  685,346

 Comprehensive income (loss):
   Net earnings .........................................               --                 --             76,189              76,189
   Unrealized loss in investment
     securities, net of tax benefit .....................               --                 (581)             --                (581)
   Minimum pension liability
     adjustment, net of tax benefit .....................               --              (41,930)             --             (41,930)
   Unrealized loss on hedging
     activities, net of tax benefit .....................               --               (5,568)             --              (5,568)
                                                                                         ------                              ------
     Comprehensive income ...............................                                                                    28,110
                                                                                                                             ------
 Payment on note receivable ...........................               --                 --                --                 305
 Purchase of treasury stock ...........................               --                 --                --              (2,181)
 5% stock dividend ....................................               --                 --            (59,333)               (33)
 Stock compensation plan ..............................                737               --                --               1,217
 Issuance of stock for acquisition ....................               --                 --                --              48,900
 Issuance of common stock .............................               --                 --                --              168,682
 Issuance costs of equity units .......................               --                 --                --              (3,443)
 Contract adjustment payment ..........................               --                 --                --             (11,713)
 Sale of common stock held in trust ...................              2,424               --                --               2,181
 Exercise of stock options ............................               (370)              --                --               3,047
                                                                   --------          --------        -----------         -----------
Balance June 30, 2003 ...................................             (5,657)          (62,579)           16,856            920,418

Comprehensive income (loss):
    Net earnings ........................................               --                 --             34,715             34,715
    Preferred stock dividends ...........................               --                 --             (4,004)            (4,004)
    Unrealized loss in investment
      securities, net of tax benefit ...................                --                (21)               --                 (21)
    Unrealized gain on hedging
      activities, net of tax ...........................                --                 720               --                 720
                                                                                           ---                               ------
    Comprehensive income                                                                                                     31,410
                                                                                                                             ------
  Issuance of preferred stock ..........................                --                 --                --             223,587
  Exercise of stock options ............................                --                 --                --               1,087
                                                                  --------         ----------        ----------         -----------
Balance December 31, 2003 ..............................          $ (5,657)        $  (61,880)       $   47,567         $ 1,176,502
                                                                   ========         ==========        ==========         ===========




The Company's common stock is $1 par value. Therefore, the change in Common Stock, $1 Par Value is equivalent to the change in the number of shares of common stock outstanding.













                             See accompanying notes.


                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                                     THREE MONTHS ENDED DECEMBER 31,
                                                                                                          2003                2002
                                                                                                          ----                ----
                                                                                                            (THOUSANDS OF DOLLARS)


Cash flows from (used in) operating activities:
   Net earnings available for common stock .........................................................      $  34,418       $  29,419
   Adjustments to reconcile net earnings to net cash flows from operating activities:
       Depreciation and amortization ...............................................................         31,697          14,067
       Amortization of debt premium ................................................................         (2,500)           --
       Deferred income taxes .......................................................................         12,159           1,249
       Provision for bad debts .....................................................................          2,809           2,912
       Net cash used in assets held for sale .......................................................           --           (25,502)
       Other .......................................................................................            236             862
       Changes in operating assets and liabilities, net of acquisitions and dispositions:
           Accounts receivable, billed and unbilled ................................................       (155,851)       (149,177)
           Gas imbalance receivable ................................................................         (8,407)           --
           Accounts payable ........................................................................         61,550          79,356
            Gas imbalance payable ..................................................................          9,665            --
           Customer deposits .......................................................................            849              (2)
           Deferred gas purchase costs .............................................................         16,619          11,645
           Inventories .............................................................................         14,089          24,694
           Deferred charges and credits ............................................................          6,204          (1,588)
           Prepaids and other current assets .......................................................          8,018           1,900
           Dividends payable on preferred stock ....................................................          4,004            --
           Federal and state taxes receivable ......................................................          2,677            --
           Federal, state and local taxes payable ..................................................         16,460          24,964
           Other liabilities .......................................................................          8,739          (4,990)
                                                                                                          ---------       ---------
     Net cash flows from operating activities ......................................................         63,435           9,809
                                                                                                          ---------       ---------
Cash flows from (used in) investing activities:
   Additions to property, plant and equipment ......................................................        (70,839)        (18,206)
   Changes in assets and liabilities held for sale .................................................           --            (7,771)
   Notes receivable ................................................................................         (1,000)         (4,750)
   Customer advances ...............................................................................            867             391
   Other ...........................................................................................            844          (1,986)
                                                                                                          ---------       ---------
     Net cash flows used in investing activities ...................................................        (70,128)        (32,322)
                                                                                                          ---------       ---------
Cash flows from (used in) financing activities:
   Issuance of preferred stock .....................................................................        230,000            --
   Issuance costs of preferred stock ...............................................................         (6,413)           --
   Issuance cost of debt ...........................................................................           --              (313)
   Repayment of debt and capital lease obligation ..................................................       (139,236)        (38,949)
   Net (payments) borrowings under revolving credit facilities .....................................        (71,800)         59,300
   Proceeds from exercise of stock options .........................................................            222           1,490
                                                                                                          ---------       ---------
     Net cash flows from financing activities ......................................................         12,773          21,528
                                                                                                          ---------       ---------
Change in cash and cash equivalents ................................................................          6,080            (985)
Cash and cash equivalents at beginning of period ...................................................         14,730             985
                                                                                                          ---------       ---------
Cash and cash equivalents at end of period .........................................................      $  20,810       $    --
                                                                                                          =========       =========

Supplemental  disclosures of cash flow information:  Cash paid (refunded) during the period for:
     Interest ......................................................................................      $  23,450       $  22,337
                                                                                                          =========       =========
     Income taxes ..................................................................................      $     (76)      $     282
                                                                                                          =========       =========




                             See accompanying notes.








                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                                      SIX MONTHS ENDED DECEMBER 31,

                                                                                                          2003           2002
                                                                                                          ----           ----
                                                                                                         (THOUSANDS OF DOLLARS)




Cash flows from (used in) operating activities:
   Net earnings available for common stock .........................................................      $  30,711       $  22,924
   Adjustments to reconcile net earnings to net cash flows from (used in)
     operating activities:
       Depreciation and amortization ...............................................................         63,031          28,451
       Amortization of debt premium ................................................................         (7,001)           --
       Deferred income taxes .......................................................................         25,719          (1,120)
       Provision for bad debts .....................................................................          7,987           6,397
       Provision for impairment of other assets ....................................................          2,753            --
       Gain on extinguishment of debt ..............................................................         (6,123)           --
       Net cash used in assets held for sale .......................................................           --           (23,698)
       Other .......................................................................................            475           1,821
       Changes in operating assets and liabilities, net of acquisitions and dispositions:
           Accounts receivable, billed and unbilled ................................................       (120,985)       (128,166)
           Gas imbalance receivable ................................................................          7,937            --
           Accounts payable ........................................................................         30,957          57,447
           Gas imbalance payable ...................................................................          1,530            --
           Customer deposits .......................................................................            249            (678)
           Deferred gas purchase costs .............................................................         (1,842)         (9,187)
           Inventories .............................................................................        (57,402)         (6,263)
           Deferred charges and credits ............................................................         (1,394)          4,199
           Prepaids and other current assets .......................................................          6,565           4,184
           Dividends payable on preferred stock ....................................................          4,004            --
           Federal and state taxes receivable ......................................................         21,035            --
           Federal, state and local taxes payable ..................................................         10,055          29,879
           Other liabilities .......................................................................        (27,041)         (4,186)
                                                                                                          ---------       ---------
     Net cash flows used in operating activities ...................................................         (8,780)        (17,996)
                                                                                                          ---------       ---------
Cash flows from (used in) investing activities:
   Additions to property, plant and equipment ......................................................       (111,091)        (38,106)
   Changes in assets and liabilities held for sale .................................................           --           (13,410)
   Notes receivable ................................................................................         (1,000)         (6,750)
   Customer advances ...............................................................................         (2,809)            618
   Other ...........................................................................................          3,467          (1,664)
                                                                                                          ---------       ---------
     Net cash flows used in investing activities ...................................................       (111,433)        (59,312)
                                                                                                          ---------       ---------
Cash flows from (used in) financing activities:
   Issuance of long-term debt ......................................................................        550,000         311,087
   Issuance of preferred stock .....................................................................        230,000            --
   Issuance cost of debt ...........................................................................         (3,996)         (1,367)
   Issuance costs of preferred stock ...............................................................         (6,413)           --
   Repayment of debt and capital lease obligation ..................................................       (717,153)       (393,054)
   Net borrowings under revolving credit facilities ................................................            500         158,200
   Proceeds from exercise of stock options .........................................................          1,088           2,442
                                                                                                          ---------       ---------
     Net cash flows from financing activities ......................................................         54,026          77,308
                                                                                                          ---------       ---------
Change in cash and cash equivalents ................................................................        (66,187)           --
Cash and cash equivalents at beginning of period ...................................................         86,997            --
                                                                                                          ---------       ---------
Cash and cash equivalents at end of period .........................................................      $  20,810       $    --
                                                                                                          =========       =========

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
     Interest ......................................................................................      $  73,687       $  48,161
                                                                                                          =========       =========
     Income taxes ..................................................................................      $      36       $     491
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

Panhandle Eastern Pipe Line Company, LLC (Panhandle Eastern Pipe Line and together with its subsidiaries, Panhandle Energy) has an ARO liability relating to the retirement of certain of its offshore lateral lines with an aggregate carrying amount of approximately $7,479,000 and $6,757,000 as of December 31, 2003 and June 30, 2003, respectively. During the six-month period ended December 31, 2003, changes in the carrying amount of the ARO liability were attributable to $358,000 of additional liabilities incurred and $364,000 of accretion expense. Liabilities settled and cash flow revisions were nil for the current period.

In April 2003, the FASB issued Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Statement (i) clarifies under what
circumstances   a  contract   with  an   initial   net   investment   meets  the
characteristics of a derivative, (ii) clarifies when a derivative contains a financing component, (iii) amends the definition of an underlying to conform it to language used in FASB Interpretation Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (iv) amends certain other existing pronouncements. The Statement is not expected to materially change the methods the Company uses to account for and report its derivatives and hedging activities.

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

In December 2003, the FASB issued Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and
106. The Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It retains the disclosure requirements contained in FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces, and requires additional disclosure about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Statement does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The Statement is effective for fiscal years ending after December 15, 2003. The interim-period disclosures required by the Statement are effective for interim periods beginning after December 15, 2003.

ACQUISITIONS AND SALES

On June 11,  2003,  Southern  Union  acquired  Panhandle  Energy from CMS Energy
Corporation for approximately $581,729,000 in cash and 3,000,000 shares of Southern Union common stock (before adjustment for subsequent stock dividends) valued at approximately $48,900,000 based on market prices at closing and in connection therewith incurred transaction costs estimated at approximately $30,448,000. Southern Union also incurred additional deferred state income tax liabilities estimated at $18,388,000 as a result of the transaction. At the time of the acquisition, Panhandle Energy had approximately $1,157,228,000 of debt outstanding that it retained. The Company funded the cash portion of the acquisition with approximately $437,000,000 in cash proceeds it received from the January 1, 2003 sale of its Texas operations, approximately $121,250,000 of the net proceeds it received from concurrent common stock and equity units offerings and with working capital available to the Company. The Company structured the Panhandle Energy acquisition and the sale of its Texas operations to qualify as a like-kind exchange of property under Section 1031 of the Internal Revenue Code of 1986, as amended. The acquisition was accounted for using the purchase method of accounting in accordance with accounting principles generally accepted in the United States of America with the purchase price paid by the Company being allocated to Panhandle Energy's net assets as of the acquisition date based on preliminary estimates. The Panhandle Energy assets acquired and liabilities assumed have been recorded at their estimated fair value as of the acquisition date and are subject to further assessment and adjustment pending the results of outside appraisals. The outside appraisals are expected to be completed prior to June 30, 2004. Panhandle Energy's results of operations have been included in the Consolidated Statement of Operations since June 11, 2003. Thus, the Consolidated Statement of Operations for the periods subsequent to the acquisition is not comparable to the same periods in prior years.

Panhandle  Energy is  primarily  engaged in the  interstate  transportation  and storage of natural gas and also provides liquefied natural gas (LNG) terminalling and regasification services and is subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC). The Panhandle Energy entities include Panhandle Eastern Pipe Line Company, LLC (Panhandle Eastern Pipe Line), Trunkline Gas Company, LLC (Trunkline), a wholly-owned subsidiary of Panhandle Eastern Pipe Line, Sea Robin Pipeline Company (Sea Robin), a Louisiana joint venture and indirect wholly-owned subsidiary of Panhandle Eastern Pipe Line, Trunkline LNG Company, LLC (Trunkline LNG), a wholly-owned subsidiary of Trunkline LNG Holdings, LLC (LNG Holdings) and Southwest Gas Storage, LLC (Southwest Gas Storage), a wholly-owned subsidiary of Panhandle Eastern Pipe Line. Collectively, the pipeline assets include more than 10,000 miles of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the Panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes region. The pipelines have a combined peak day delivery capacity of 5.4 billion cubic feet (bcf) per day and 72 bcf of owned underground storage capacity. Trunkline LNG, located on Louisiana's Gulf Coast, operates one of the largest LNG import terminals in North America and has 6.3 bcf of above ground LNG storage facilities.

The following table summarizes the estimated fair values of the Panhandle Energy assets acquired and liabilities assumed at the date of acquisition.

                                                                AT JUNE 11, 2003
                                                                ----------------

Property, plant and equipment (including intangibles) .........     $ 1,945,104
Current assets (1) ............................................         208,407
Other non-current assets ......................................          30,204
                                                                    -----------
     Total assets acquired ....................................       2,183,715
                                                                    -----------
Long-term debt ................................................      (1,207,617)
Current liabilities ...........................................        (161,357)
Other non-current liabilities .................................        (135,276)
                                                                    -----------
     Total liabilities assumed ................................      (1,504,250)
                                                                    -----------
         Net assets acquired ..................................     $   679,465
                                                                    ===========
(1) Includes cash and cash equivalents of approximately $59 million.

Effective January 1, 2003, the Company completed the sale of its Southern Union Gas natural gas operating division and related assets to ONEOK, Inc. (ONEOK) for approximately $437,000,000 in cash resulting in a pre-tax gain of $62,992,000. In accordance with accounting principles generally accepted in the United States of America, the results of operations and gain on sale of the Texas operations have been segregated and reported as "discontinued operations" in the Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the respective periods.

PRO FORMA FINANCIAL INFORMATION

The following unaudited pro forma financial information for the three- and six-month periods ended December 31, 2002 is presented as though the following events had occurred at the beginning of the periods presented: (i) acquisition of Panhandle Energy; and (ii) the issuance of the common stock and equity units in June 2003. The pro forma financial information is not necessarily indicative of the results which would have actually been obtained had the acquisition of Panhandle Energy or the issuance of the common stock and equity units been completed as of the assumed date for the periods presented or which may be obtained in the future.


                                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                 DECEMBER 31,                   DECEMBER 31,
                                                                                    2002                            2002
                                                                                    ----                            ----


Operating revenues....................................................     $           485,279            $       694,784
Net earnings from continuing operations...............................                  49,385                     52,443
Net earnings per share from continuing operations:
   Basic..............................................................                    0.69                       0.74
   Diluted............................................................                    0.67                       0.72

OTHER INCOME

On August 6, 2002, Southwest Gas Corporation (Southwest) agreed to pay Southern Union $17,500,000 to settle the Company's claims of fraud and bad faith breach of contract related to Southern Union's attempts to purchase Southwest. The settlement resulted in a pre-tax gain and cash flow of $17,500,000 for the six-month period ended December 31, 2002.

EARNINGS PER SHARE

The following table summarizes the Company's basic and diluted earnings per share calculations for the three- and six-month periods ending December 31,2003 and 2002:

                                                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                                          DECEMBER 31,          DECEMBER 31,
                                                                             2003          2002                2003         2002
                                                                             ----          ----                ----         ----
Net earnings available for common stock

   from continuing operations (1) ......................                  $     34,418   $     18,519   $       30,711   $     9,333
Net earnings from discontinued operations ..............                          --           10,900             --          13,591
                                                                          ------------   ------------   --------------   -----------
Net earnings available for common stock ................                  $     34,418   $     29,419   $       30,711 $      22,924
                                                                          ============   ============   ==============   ===========

Weighted average shares outstanding - basic ............                    71,759,349     56,919,821       71,748,220    56,713,616
                                                                          ============   ============   ==============   ===========
Weighted average shares outstanding - diluted ..........                    73,957,901     58,737,336       73,804,782    58,671,826
                                                                          ============   ============   ==============   ===========
Basic earnings per share:
   Net earnings available for common stock
     from continuing operations (1) ....................                  $       0.48   $       0.33   $        0.43    $      0.16
   Net earnings from discontinued operations ...........                          --             0.19             --            0.24
                                                                          ------------   ------------   --------------   -----------
   Net earnings available for common stock .............                  $       0.48   $       0.52   $        0.43    $      0.40
                                                                          ============   ============   ==============   ===========

Diluted earnings per share:
   Net earnings available for common stock
     from continuing operations (1) ....................                  $       0.47 $         0.32   $         0.42   $      0.16
   Net earnings from discontinued operations ...........                          --             0.18             --            0.23
                                                                          ------------   ------------   --------------   -----------
   Net earnings available for common stock .............                  $       0.47   $       0.50   $         0.42  $       0.39
                                                                          ============   ============   ==============   ===========

   (1) Includes $4,004,000 of preferred stock dividends accrued for the three- and six-month periods ended December 31, 2003.

Diluted earnings per share include average shares outstanding as well as common stock equivalents from stock options and warrants. Common stock equivalents were 1,075,805 and 545,140 for the three-month periods ended December 31, 2003 and 2002, respectively, and 957,875 and 712,628 for the six-month periods ended December 31, 2003 and 2002, respectively. Stock options to purchase 2,361,179 shares of common stock were outstanding during the three- and six-month periods ended December 31, 2002, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during the respective period. There were no "anti-dilutive" options outstanding for the same periods in 2003. At December 31, 2003, 1,136,461 shares of common stock were held by various rabbi trusts for certain of the Company's benefit plans and 105,710 shares were held in a rabbi trust for certain employees who deferred receipt of Company shares for stock options exercised. From time to time, the Company's benefit plans may purchase shares of Southern Union common stock subject to regular restrictions.

GOODWILL AND INTANGIBLES

There was no change in the carrying amount of goodwill for the six-month period ended December 31, 2003. As of December 31, 2003, the Company has goodwill of $642,921,000 from its Distribution segment. The Distribution segment is tested annually for impairment in the fourth quarter, after the annual forecasting process.

On June 11, 2003, the Company completed its acquisition of Panhandle Energy. Based on the preliminary purchase price allocations, which rely on estimates and are subject to change based on final outside appraisal, the acquisition resulted in no recognition of goodwill as of the acquisition date. The final appraisal may result in some of the purchase price being allocated to goodwill. In addition, based on the preliminary purchase price allocations which are subject to change, the acquisition resulted in the recognition of intangible assets relating to customer contracts and relationships of approximately $20,000,000 as of the acquisition date. These intangibles are currently being amortized over a period of five years, pending final determination of value and estimated remaining useful life. As of December 31, 2003, the carrying amount of these intangibles was approximately $18,000,000 and is included in Property, Plant and Equipment on the Consolidated Balance Sheet.



DEFERRED CHARGES AND CREDITS
                                                                                            DECEMBER 31,        JUNE 30,
                                                                                                2003             2003
                                                                                                ----             ----
Deferred Charges

Pensions.........................................................................        $      38,920   $       39,088
Unamortized debt expense.........................................................               37,711           34,209
Income taxes.....................................................................               31,441           30,514
Retirement costs other than pensions.............................................               27,519           29,028
Service Line Replacement program.................................................               17,949           18,974
Environmental....................................................................               16,894           14,304
Other............................................................................               16,525           22,144
                                                                                         -------------   --------------
Total Deferred Charges..........................................................         $     186,959   $      188,261
                                                                                         =============   ==============


As of December  31,  2003 and June 30,  2003,  the  Company's  deferred  charges include regulatory assets relating to Distribution segment operations in the aggregate amount of $84,169,000 and $84,023,000, respectively, of which $47,456,000 and $50,244,000, respectively, is being recovered through current rates. As of December 31, 2003 and June 30, 2003, the remaining recovery period associated with these assets ranges from 1 to 211 months and from 6 months to 147 months, respectively. None of these regulatory assets, which primarily relate to pensions, retirement costs other than pensions, income taxes, Year 2000 costs, Missouri Gas Energy's Service Line Replacement program and environmental remediation costs, are included in rate base. The Company records regulatory assets in accordance with the FASB standard, Accounting for the Effects of Certain Types of Regulation.



                                                                                             DECEMBER 31,           JUNE 30,
                                                                                                 2003                 2003
                                                                                                 ----                 ----
Deferred Credits
     Pensions........................................................................        $      92,995   $       88,016
     Retirement costs other than pensions............................................               63,353           65,144
     Environmental...................................................................               29,419           32,322
     Cost of Removal.................................................................               27,701           27,286
     Derivative liability............................................................               18,395           26,151
     Customer advances for construction..............................................               12,340           12,008
     Self-insurance..................................................................               12,222           12,000
     Investment tax credit...........................................................                5,451            5,661
     Other...........................................................................               50,430           53,566
                                                                                             -------------   --------------
       Total Deferred Credits........................................................        $     312,306   $      322,154
                                                                                             =============   ==============


The Company's deferred credits include regulatory liabilities relating to Distribution segment operations in the aggregate amount of $11,229,000 and $10,084,000, respectively, at December 31, 2003, and June 30, 2003. These regulatory liabilities primarily relate to retirement benefits other than pensions, environmental insurance recoveries and income taxes. The Company records regulatory liabilities in accordance with the FASB standard, Accounting for the Effects of Certain Types of Regulation.

INVESTMENT SECURITIES

As of December 31, 2003, all securities owned by Southern Union are accounted for under the cost method. The Company's investments in securities consist of common and preferred stock in non-public companies whose value is not readily determinable. Various Southern Union executive management personnel, Board of Directors and employees also have an equity ownership in one of these investments.

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

In September 2003, Southern Union determined that the decline in value of its investment in PointServe was other than temporary. Accordingly, the Company recorded a non-cash charge of $1,603,000 to reduce the carrying value of this investment to its estimated fair value. The Company recognized this valuation adjustment to reflect lower private equity valuation metrics and changes in the business outlook of PointServe. PointServe is a closely held, privately owned company and, as such, has no published market value. The Company's remaining investment of $2,603,000 at December 31, 2003 is carried at its estimated fair value and may be subject to future market value risk. The Company will continue to monitor the value of its investment and periodically assess the impact, if any, on reported earnings in future periods.

STOCKHOLDERS' EQUITY

The Company accounts for its incentive plans under the Accounting Principles Board Opinion, Accounting for Stock Issued to Employees and related authoritative interpretations. The Company recorded no compensation expense for the three- and six- month periods ended December 31, 2003 and 2002. During 1997, the Company adopted the FASB Standard, Accounting for Stock-Based Compensation, for footnote disclosure purposes only. Had compensation cost for these incentive plans been determined consistent with this Statement, the Company's net earnings available for common stock from continuing operations and diluted earnings per share would have been $34,055,000 and $.46, and $18,120,000 and $.31, respectively, for the three-month periods ended December 31, 2003 and 2002, and $29,984,000 and $.41, and $8,532,000 and $.15, respectively, for the six-month periods ended December 31, 2003 and 2002. Had compensation cost for these incentive plans been determined consistent with this Statement, the Company's net earnings available for common stock and diluted earnings per share would have been $34,055,000 and $.46, and $29,020,000 and $.49, respectively, for the three-month periods ended December 31, 2003 and 2002, and $29,984,000 and $.41, and $22,123,000 and $.38, respectively, for the six-month periods ended December 31, 2003 and 2002.

COMPREHENSIVE INCOME

The table below gives an overview of comprehensive income for the periods indicated.

                                                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                      DECEMBER 31,                 DECEMBER 31,
                                                                                      ------------                 ------------
                                                                                      2003          2002         2003          2002
                                                                                      ----          ----         ----          ----


Net earnings available for common stock .....................................     $ 34,418      $ 29,419     $ 30,711      $ 22,924
Other comprehensive income (loss):
   Unrealized loss in investment securities, net of tax benefit .............         --             141          (21)         (346)
   Unrealized gain (loss) on hedging activities, net of tax (benefit) .......         (165)           85          720           129
                                                                                  --------      --------     --------      --------
Other comprehensive income (loss) ...........................................         (165)          226          699          (217)
                                                                                  --------      --------     --------      --------

Comprehensive income ........................................................     $ 34,253      $ 29,645     $ 31,410      $ 22,707
                                                                                  ========      ========     ========      ========


Accumulated other comprehensive income reflected in the Consolidated Balance Sheet at December 31, 2003, includes unrealized gains and losses on hedging activities and minimum pension liability adjustments.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company utilizes derivative instruments on a limited basis to manage certain business risks. Interest rate swaps and treasury rate locks are employed to manage the Company's exposure to interest rate risk.

CASH FLOW HEDGES. As a result of the acquisition of Panhandle Energy, the Company is party to interest rate swap agreements with an aggregate notional amount of $202,179,000 as of December 31, 2003 that fix the interest rate applicable to floating rate long-term debt and which qualify for hedge accounting. For the six-month period ended December 31, 2003, the swap ineffectiveness was immaterial. As of December 31, 2003, floating rate London InterBank Offered Rate (LIBOR) based interest payments were exchanged for weighted fixed rate interest payments of 5.08%. As such, payments or receipts on interest rate swap agreements are recognized as adjustments to interest expense. As of December 31, 2003 and June 30, 2003, the fair value liability position of the swaps was $19,806,000 and $26,850,000, respectively. As of December 31, 2003 and since the acquisition date, an unrealized gain of $2,293,000 ($1,371,000, net of tax), was included in accumulated other comprehensive income related to these swaps, of which approximately $289,000, net of tax, is expected to be reclassified to interest expense during the next twelve months as the hedged interest payments occur. Current market pricing models were used to estimate fair values of interest rate swap agreements.

The Company was also party to an interest rate swap agreement with a notional amount of $8,199,000 at June 30, 2003 that fixed the interest rate applicable to floating rate long-term debt and which qualified for hedge accounting. The fair value liability position of the swap was $93,000 at June 30, 2003. In October 2003, the swap expired and $15,000 of unrealized after-tax losses included in accumulated other comprehensive income relating to this swap was reclassified to interest expense during the quarter ended December 31, 2003.

In March and April 2003, the Company entered into a series of treasury rate locks with an aggregate notional amount of $250,000,000 to manage its exposure against changes in future interest payments attributable to changes in the benchmark interest rate prior to the anticipated issuance of fixed-rate debt. These treasury rate locks expired on June 30, 2003, resulting in a $6,862,000 after-tax loss that was recorded in accumulated other comprehensive income and will be amortized into interest expense over the lives of the associated debt instruments. As of December 31, 2003, approximately $846,000 of net after-tax losses in accumulated other comprehensive income will be amortized into interest expense during the next twelve months.

The notional amounts of the interest rate swaps are not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

PREFERRED SECURITIES

On May 17, 1995, Southern Union Financing I (Subsidiary Trust), a consolidated wholly-owned subsidiary of Southern Union, issued $100,000,000 of 9.48% Trust Originated Preferred Securities (Preferred Securities). In connection with the Subsidiary Trust's issuance of the Preferred Securities and the related purchase by Southern Union of all of the Subsidiary Trust's common securities (Common
Securities), Southern Union issued to the Subsidiary Trust $103,092,800 principal amount of its 9.48% Subordinated Deferrable Interest Notes, due 2025 (Subordinated Notes). The sole assets of the Subsidiary Trust are the Subordinated Notes. On October 1, 2003, the Company called the Subordinated Notes for redemption, and the Subordinated Notes and the Preferred Securities were redeemed on October 31, 2003. The Company financed the redemption with borrowings under its revolving credit facilities, which were paid down with the net proceeds of a $230,000,000 offering of preferred stock by the Company on October 8, 2003, as further described below.

On October 8, 2003, the Company issued 920,000 shares of its 7.55% Noncumulative Preferred Stock, Series A (Liquidation Preference $250 Per Share) to the public through the issuance of 9,200,000 Depositary Shares, each representing a one-tenth interest in a 7.55% Noncumulative Preferred Stock, Series A share at the public offering price of $25.00 per share, or $230,000,000 in the aggregate. The total net proceeds were used to repay debt under the Company's revolving credit facilities.

DEBT AND CAPITAL LEASE

                                                                                            DECEMBER 31,             JUNE 30,
                                                                                               2003                   2003
                                                                                               ----                   ----
SOUTHERN UNION COMPANY
7.60% Senior Notes, due 2024..........................................................    $       359,765     $     359,765
8.25% Senior Notes, due 2029..........................................................            300,000           300,000
2.75% Senior Notes, due 2006..........................................................            125,000           125,000
Term Note, due 2005...................................................................            161,087           211,087
6.50% to 10.25% First Mortgage Bonds, due 2008 to 2029................................            113,504           115,884
7.70% Debentures, due 2027............................................................                 --             6,756
Capital lease and other due 2004 to 2007..............................................                338             9,179
                                                                                          ---------------     -------------
                                                                                                1,059,694         1,127,671
                                                                                          ---------------     -------------
PANHANDLE ENERGY
4.80% Senior Notes due 2008...........................................................            300,000                --
6.05% Senior Notes due 2013...........................................................            250,000                --
6.125% Senior Notes due 2004..........................................................            146,080           292,500
7.875% Senior Notes due 2004..........................................................             52,455           100,000
6.50% Senior Notes due 2009...........................................................             60,623           158,980
8.25% Senior Notes due 2010...........................................................             40,500            60,000
7.00% Senior Notes due 2029...........................................................             66,305           135,890
Term Loan due 2007....................................................................            269,569           275,358
7.95% Debentures due 2023.............................................................                 --            76,500
7.20% Debentures due 2024.............................................................                 --            58,000
Net premiums on long-term debt........................................................             19,911            61,506
                                                                                          ---------------     -------------
                                                                                                1,205,443         1,218,734
                                                                                          ---------------     -------------

Total consolidated debt and capital lease.............................................          2,265,137         2,346,405
    Less current portion..............................................................            260,729           734,752
                                                                                          ---------------     -------------
Total consolidated long-term debt and capital lease...................................    $     2,004,408     $   1,611,653
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

CREDIT FACILITIES. On April 3, 2003, the Company entered into a short-term credit facility in the amount of $140,000,000 (the Short Term Facility), that matures April 1, 2004. The Short-Term Facility was increased to $150,000,000 as of September 25, 2003. Also on April 3, 2003, the Company amended the terms and conditions of its $225,000,000 long-term credit facility (the Long-Term Facility), which expires on May 29, 2004. The Company has additional availability under uncommitted line of credit facilities (Uncommitted Facilities) with various banks. Borrowings under the facilities are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. The Short-Term Facility and the Long-Term Facility (together, the Facilities) are subject to a commitment fee based on the rating of the Senior Notes. As of December 31, 2003, the commitment fees were an annualized 0.15% on the Facilities. The interest rate on borrowings on the Facilities is calculated based upon a formula using the LIBOR or prime interest rates. A balance of $252,000,000 was outstanding under the Facilities at December 31, 2003, at an effective weighted average interest rate of 2.02%.

TERM NOTE. On August 28, 2000 the Company entered into the Term Note to fund (i) the cash portion of the consideration to be paid to the Fall River Gas' stockholders; (ii) the all cash consideration to be paid to the ProvEnergy and Valley Resources stockholders, (iii) repayment of approximately $50,000,000 of long- and short-term debt assumed in the mergers, and (iv) all related acquisition costs. The Term Note, which initially expired on August 27, 2001, was extended through August 26, 2002. On July 16, 2002, the Company repaid the Term Note with the proceeds from the issuance of a $311,087,000 Term Note dated July 15, 2002 (the 2002 Term Note) and borrowings under the Company's lines of credit. The 2002 Term Note is held by a syndicate of sixteen banks, led by JPMorgan Chase Bank, as Agent. Eleven of the sixteen banks were also among the lenders of the Term Note, and they are also lenders under at least one of the Facilities. The 2002 Term Note carries a variable interest rate that is tied to either the LIBOR or prime interest rates at the Company's option. The interest rate spread over the LIBOR rate varies with the credit rating of the Senior Notes by S&P and Moody's, and is currently LIBOR plus 105 basis points. As of December 31, 2003, a balance of $161,087,000 was outstanding under this 2002 Term Note at an effective interest rate of 2.24%. The 2002 Term Note requires principal payments of $25,000,000 on August 15, 2004, $35,000,000 on February 15, 2005, $35,000,000 on August 15, 2005 and $66,087,000 on August 26, 2005. No
additional draws can be made on the 2002 Term Note.

PANHANDLE REFINANCING. In July 2003, Panhandle Energy announced a tender offer for any and all of the $747,370,000 outstanding principal amount of five of its series of senior notes outstanding at that point in time (the Panhandle Tender Offer) and also called for redemption all of the outstanding $134,500,000 principal amount of its two series of debentures that were outstanding (the Panhandle Calls). Panhandle Energy repurchased approximately $378,257,000 of the principal amount of its outstanding debt through the Panhandle Tender Offer for total consideration of approximately $396,445,000 plus accrued interest through the purchase date. Panhandle Energy also redeemed approximately $134,500,000 of debentures through the Panhandle Calls for total consideration of $139,411,000, plus accrued interest through the redemption dates. As a result of the Panhandle Tender Offer, the Company has recorded a pre-tax gain on the extinguishment of debt of $6,123,000 in August 2003, which has been classified as other income, net, in the Consolidated Statement of Operations. In August 2003, Panhandle Energy issued $300,000,000 of its 4.80% Senior Notes due 2008 and $250,000,000 of its 6.05% Senior Notes due 2013 principally to refinance the repurchased notes and redeemed debentures. Also in August and September 2003, Panhandle Energy repurchased $3,150,000 principal amount of its senior notes on the open market through two transactions for total consideration of $3,398,000, plus accrued interest through the repurchase date.

REGULATION AND RATES

MISSOURI GAS ENERGY. On November 4, 2003, Missouri Gas Energy filed a request with the Missouri Public Service Commission (MPSC) to increase base rates by $44,800,000 and to implement a weather mitigation rate design that would significantly reduce the impact of weather-related fluctuations on customer bills. On January 8, 2004, Missouri Gas Energy filed an updated claim which raised the amount of the base rate increase request to $54,200,000. Statutes require that the MPSC reach a decision in the case within an eleven-month period from the original filing date. It is not presently possible to determine what action the MPSC will ultimately take with respect to this rate increase request.

NEW ENGLAND GAS COMPANY. On October 30, 2003, the Rhode Island Public Utilities Commission (RIPUC) approved the Company's gas cost filing and allowed full recovery of the deferred fuel balance effective November 1. At the same open meeting, the RIPUC ordered the Company to begin to refund, through the Distribution Adjustment Clause, the Division of Public Utilities and Carriers (Division) position on the Company's over earnings, which were substantially accrued for by the Company at June 30, 2003, pending a final decision by the RIPUC. The Division's position generated incremental over earnings for fiscal 2003 of $700,000. It is uncertain at this time when a final decision will be made.

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

PANHANDLE ENERGY. In December 2002, FERC approved a Trunkline LNG certificate application to expand the Lake Charles facility to approximately 1.2 bcf per day of sendout capacity versus the current capacity of .63 bcf per day. BG LNG Services, Inc., a subsidiary of BG Group of the United Kingdom (BG LNG Services) has contract rights for the 570 million cubic feet per day of additional capacity. Construction on the Trunkline LNG expansion project commenced in September 2003 and is expected to be completed by the end of 2005. In February 2004, Trunkline LNG plans to file a further incremental LNG expansion project (Phase II) with the FERC. Phase II would increase the LNG terminal capacity to
1.8 bcf per day by mid-2006.

In February 2004, Trunkline filed an application with the FERC to request approval of a 30-inch diameter, 23-mile natural gas pipeline loop from the LNG terminal. The pipeline creates additional transport capacity in association with the Trunkline LNG expansion and also includes new and expanded delivery points with major interstate pipelines.

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

In November 1998, Providence Gas received a letter of responsibility from RIDEM relating to possible contamination at a site that operated as a MGP in the early 1900's in Providence, Rhode Island. Subsequent to its use as a MGP, this site was operated for over eighty years as a bulk fuel oil storage yard by a succession of companies including Cargill, Inc. (Cargill). Cargill has also received a letter of responsibility from RIDEM for the site. An investigation has begun to determine the extent of contamination, as well as the extent of the Company's responsibility. Providence Gas entered into a cost-sharing agreement with Cargill, under which Providence Gas is responsible for approximately twenty percent (20%) of the costs related to the investigation. To date, approximately $300,000 has been spent on environmental assessment work at this site. Until RIDEM provides its final response to the investigation, and the Company knows its ultimate responsibility respective to other potentially responsible parties with respect to the site, the Company cannot offer any conclusions as to its ultimate financial responsibility with respect to the site.

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

In a letter dated March 17, 2003, RIDEM sent the New England Gas Company division of Southern Union (NEGC) a letter of responsibility pertaining to alleged historical MGP impacted soils in a residential neighborhood along Bay Street, Judson Street, Canonicus Street, Hooper Street, Hilton Street, Chase Street and Foote Street (collectively the Bay Street Area) in Tiverton, Rhode Island. The letter requested that NEGC prepare a draft Site Investigation Work Plan (Work Plan) for submittal to RIDEM by April 10, 2003, and subsequently perform a Site Investigation of the Bay Street Area. Without admitting responsibility or accepting liability, NEGC responded to RIDEM in a letter dated March 19, 2003, and agreed to perform the activities requested by the State within the period specified by RIDEM. After receiving approval from RIDEM on a Work Plan and upon obtaining access agreements from a number of property owners, NEGC began assessment work on June 2, 2003. On August 20, 2003, two former residents of the area filed a tort action against NEGC alleging personal injury to the plaintiffs. This litigation has not been served on the Company. An assessment report was filed with RIDEM on October 31, 2003, and RIDEM provided NEGC comments to the assessment report in a letter dated January 27, 2004. As the Bay Street Area is built on a historic dumpsite, research is underway to identify other potentially responsible parties associated with the area.

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

While the Blackstone Litigation has been stayed, National Grid and the Company have jointly pursued claims against the bankrupt Stone & Webster entities ("Stone & Webster") based upon Stone & Webster's historic management of MGP facilities on behalf of the alleged predecessors of both companies. On January 9, 2004, the U.S. Bankruptcy Court for the District of Delaware issued an order approving a settlement between National Grid, Southern Union and Stone & Webster that provided for the payment of $5 million out of the bankruptcy estates. This payment is payable $1.25 million to Southern Union for payment of environmental costs associated with the former Fall River Gas Company, and $3.75 million payable to Southern Union and National Grid jointly for payment of future environmental costs at the Tidewater and Hamlet sites. The settlement further provides an admission of liability by Stone & Webster that gives National Grid and Southern Union additional rights against historic Stone & Webster insurers.

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

PENNSYLVANIA SITES. During 2002, PG Energy received inquiries from the Pennsylvania Department of Environmental Protection (PADEP) pertaining to three Pennsylvania former MGP sites. Of these three sites, PG Energy is currently performing environmental assessment work at the Scranton MGP at the request of PADEP. PG Energy has participated financially in PPL Electric Utilities Corporation's (PPL's) environmental and health assessment of an additional MGP site located in Sunbury, Pennsylvania. In May 2003, PPL commenced a remediation project at the Sunbury site that was completed in August 2003. PG Energy has contributed to PPL's remediation project by removing and relocating gas utility lines located in the path of the remediation. In a letter dated January 12, 2004, PADEP notified PPL of its approval of the Remedy Certification Report submitted by PPL for the Sunbury MGP clean-up project. The Company does not believe the outcome of these matters will have a material adverse effect on its financial position, results of operations or cash flows.

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

PANHANDLE ENERGY ENVIRONMENTAL MATTERS - Panhandle Energy's interstate natural gas transportation operations are subject to federal, state and local regulations regarding water quality, hazardous and solid waste disposal and other environmental matters. Panhandle Energy has identified environmental contamination at certain sites on its gas transmission systems and has undertaken clean-up programs at these sites. The contamination resulted from the past use of lubricants containing polychlorinated bi-phenyls (PCBs) in compressed air systems; the past use of paints containing PCBs; and the past use of wastewater collection facilities and other on-site disposal areas. Panhandle has developed and is implementing a program to remediate such contamination in accordance with federal, state and local regulations. Some remediation is being performed by former Panhandle Energy affiliates in accordance with indemnity agreements that also indemnify against certain future environmental litigation and claims.

As part of the clean-up program resulting from contamination due to the use of lubricants containing PCBs in compressed air systems, Panhandle Eastern Pipe Line and Trunkline Gas Company have identified PCB levels above acceptable levels inside the auxiliary buildings that house air compressor equipment at thirty-two compressor station sites. Panhandle Energy has developed and is implementing an EPA-approved process to remediate this PCB contamination in accordance with federal, state and local regulations. Two sites have been decontaminated per the EPA process as prescribed in the EPA regulations.

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

The Illinois Environmental Protection Agency (IEPA) notified Panhandle Eastern Pipe Line and Trunkline Gas Company, together with other non-affiliated parties, of contamination at three former waste oil disposal sites in Illinois. Panhandle Energy and 21 other non-affiliated parties conducted an initial investigation of one of the sites. Based on the information found during the initial investigation, Panhandle Energy and the 21 other non-affiliated parties have decided to further delineate the extent of contamination by authorizing a Phase II investigation at this site. Once data from the Phase II investigation is evaluated, Panhandle Energy and the 21 other non-affiliated parties will determine what additional actions will be taken. In addition, Illinois EPA has informally indicated that the Pierce Oil Site is being considered for referral to the U.S. EPA, so that environmental contamination present at the site can be addressed through the federal Superfund program. Panhandle Eastern Pipe Line's and Trunkline Gas Company's estimated share for the costs of assessment and remediation of the sites, based on the volume of waste sent to the facilities, is approximately 17%.

Based on information available at this time, it would appear the amount reserved for all of the above is adequate to cover the potential exposure for clean-up costs.

AIR QUALITY CONTROL

In 1998, the EPA issued a final rule on regional ozone control that requires Panhandle Energy to place controls on engines in five Midwestern states. The part of the rule that affects Panhandle Energy was challenged in court by various states, industry and other interests, including Interstate Natural Gas Association of America (INGAA), an industry group to which Panhandle Energy belongs. In March 2000, the court upheld most aspects of the EPA's rule, but agreed with INGAA's position and remanded to the EPA the sections of the rule that affected Panhandle Energy. The final rule is expected in 2004. Based on an EPA guidance document negotiated with gas industry representatives in 2002, it is believed that Panhandle Energy will be required to reduce NOx emissions by 82% on the identified large internal combustion (IC) engines and will be able to trade off engines within a company and State in an effort to create a cost effective NOx reduction solution. The implementation date is expected to be May 2007. The rule impacts 20 large internal combustion engines on the Panhandle Energy system in Illinois and Indiana at an approximate cost of $17 million for capital improvements through 2007, consistent with budget projections.

In 2002, the Texas Commission on Environmental Quality enacted the Houston/Galveston SIP regulations requiring reductions in NOx emissions in an eight-county area surrounding Houston. Trunkline's Cypress compressor station is affected and may require the installation of emission controls. In 2003, new regulations will also require certain grandfathered facilities in Texas to enter into a new source permit program which may require the installation of emission controls at five additional facilities. These two rules affect six company facilities in Texas at an estimated cost of $12 million for capital improvements through 2007, based on current projections.

EPA proposed various Maximum Achievable Control Technology (MACT) rules in late 2002 and early 2003. The rules require that Panhandle Eastern Pipe Line and Trunkline Gas Company control Hazardous Air Pollutants (HAPS) emitted from major sources by 90% of carbon monoxide (CO) emissions. Most of Panhandle Eastern Pipe Line and Trunkline Gas Company compressor stations are major sources. The HAP's pollutant of concern for Panhandle Eastern Pipe Line and Trunkline Gas Company is formaldehyde. As proposed, the rule seeks to reduce CO emissions as a surrogate for formaldehyde. For IC engines, the control technology would be the use of non-selective catalytic reduction (NSCR) catalysts and the expected implementation date is February 2007. For turbines, the control technology would be the use of oxidation catalysts and the expected implementation date is December 2007. Panhandle Eastern Pipe Line and Trunkline Gas Company have 26 IC engines and two turbines subject to the rules. It is expected that compliance with these regulations will cost approximately $8 million, based on current projections.

REGULATORY

On May 31, 2002, the staff of the MPSC recommended that the Commission disallow approximately $15 million in gas costs incurred during the period July 1, 2000 through June 30, 2001. Missouri Gas Energy filed its response in opposition to the Staff's recommendation on July 11, 2002, vigorously disputing the Commission staff's assertions. Missouri Gas Energy intends to vigorously defend itself in this proceeding. This matter went into recess following a hearing in May of 2003. Following the May hearing, the Commission staff reduced its disallowance recommendation to approximately $9.3 million. The hearing concluded in November 2003 and the matter will be fully submitted by late February 2004.

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

SOUTHWEST GAS LITIGATION

Several actions were commenced in federal courts by persons involved in competing efforts to acquire Southwest Gas Corporation (Southwest) during 1999. All of these actions eventually were transferred to the District of Arizona (the Court), consolidated and lodged with Judge Roslyn Silver. As a result of summary judgments granted, there were no claims allowed against Southern Union. Southern Union's claims against Southwest were settled on August 6, 2002, by Southwest's payment to Southern Union of $17,500,000. Southern Union's claims against ONEOK, Inc. (ONEOK) and the individual defendants associated with ONEOK were settled on January 3, 2003, following the closing of Southern Union's sale of the Texas assets to ONEOK, by ONEOK's payment to Southern Union of $5,000,000. Southern Union's claims against Jack Rose, former aide to former Arizona Corporation Commissioner James Irvin, were settled by Mr. Rose's payment to Southern Union of $75,000, which the Company donated to charity. The trial of Southern Union's claims against the sole-remaining defendant, former Arizona Corporation Commissioner James Irvin, was concluded on December 18, 2002, with a jury award to Southern Union of nearly $400,000 in actual damages and $60,000,000 in punitive damages against former Commissioner Irvin. The Court denied former Commissioner Irvin's motions to set aside the verdict and reduce the amount of punitive damages. Former Commissioner Irvin has appealed to the Ninth Circuit Court of Appeals. The Company intends to vigorously pursue collection of the award. With the exception of ongoing legal fees associated with the collection of damages from former Commissioner Irvin, the Company believes that the results of the above-noted Southwest litigation and any related appeals will not have a materially adverse effect on the Company's financial condition, results of operations or cash flows.

Southern Union and its subsidiaries are parties to other legal proceedings that management considers to be normal actions to which an enterprise of its size and nature might be subject. Management does not consider these actions to be material to Southern Union's overall business or financial condition, results of operations or cash flows.

OTHER

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

Following its acquisition by the Company in June 2003, Panhandle Energy initiated a workforce reduction initiative designed to reduce the workforce by approximately 5 percent. The workforce reduction initiative was an involuntary plan with a voluntary component, and was fully implemented by September 30, 2003. Total estimated workforce reduction initiative costs are approximately $9,000,000 which are a portion of the $30,448,000 of additional transaction costs incurred (see Acquisition and Sales).

DISCONTINUED OPERATIONS

Effective January 1, 2003, the Company completed the sale of its Southern Union Gas natural gas operating division and related assets to ONEOK, Inc. (ONEOK) for approximately $437,000,000 in cash resulting in a pre-tax gain of $62,992,000. In accordance with accounting principles generally accepted in the United States of America, the results of operations and gain on sale of the Texas operations have been segregated and reported as "discontinued operations" in the Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the respective periods.

The following table summarizes the Texas operations' results of operations that have been segregated and reported as "discontinued operations" in the Company's Consolidated Statement of Operations:

                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                   DECEMBER 31,               DECEMBER 31,
                                                 2003         2002          2003         2002

Operating revenues.......................   $        --  $    96,801    $        --  $   144,490
                                            ===========  ===========    ===========  ===========

Net operating margin (a).................   $        --  $    29,860    $        --  $    51,480
                                            ===========  ===========    ===========  ===========

Net earnings from discontinued
operations (b)                                    $  --  $    10,900    $        --  $   13,591
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

Revenue included in the All Other category is attributable to several operating subsidiaries of the Company: PEI Power Corporation generates and sells electricity; Fall River Gas Appliance Company, Inc. and Valley Appliance and Merchandising Company rent gas burning appliances and/or equipment and, along with PG Energy Services Inc., offer appliance service contracts; ProvEnergy Power Company LLC (ProvEnergy Power), which the Company sold effective October 31, 2003, provided outsourced energy management services and owned 50% of Capital Center Energy Company LLC, a joint venture formed between ProvEnergy and ERI Services, Inc. to provide retail power and conditioned air; and Alternate Energy Corporation provides energy consulting services. None of these businesses have ever met the quantitative thresholds for determining reportable segments individually or in the aggregate. The Company also has corporate operations that do not generate any revenues.

The Company evaluates segment performance based on several factors, of which the primary financial measure is net operating revenues. Net Operating Revenues is defined as operating margin, less operating, maintenance and general expenses, depreciation and amortization, and taxes other than on income and revenues.

The following table sets forth certain selected financial information for the Company's segments for the three- and six-month periods ended December 31, 2003 and 2002. Financial information for the Transportation and Storage segment reflects the operations of Panhandle Energy beginning on its acquisition date of June 11, 2003. There were no material intersegment revenues during the periods presented.

                                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                      DECEMBER 31,                        DECEMBER 31
                                                                     2003        2002                   2003         2002
                                                                     ----        ----                   ----         ----


Revenues from external customers:

     Distribution.......................................      $     375,822  $     345,370       $     491,851  $     443,506
     Transportation and Storage.........................            130,344             --             244,563             --
     All Other..........................................                947            734               2,093          2,308
                                                              -------------  -------------       -------------  -------------
Total consolidated operating revenues...................      $     507,113  $     346,104       $     738,507  $     445,814
                                                              =============  =============       =============  =============



                                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                     DECEMBER 31,                        DECEMBER 31
                                                                 2003         2002                       2003       2002
                                                                 ----         ----                       ----       ----


Operating Margin:

     Distribution.......................................      $     108,954  $     117,301       $     163,288  $     170,573
     Transportation and Storage.........................            130,344             --             244,563             --
     All Other..........................................                799            730               1,555          1,922
                                                              ------------   --------------      -------------  -------------

Total consolidated operating margin.....................      $     240,097  $     118,031       $     409,406        172,495
                                                              =============  =============       =============  =============

Depreciation and amortization:
     Distribution.......................................      $      14,583  $      13,895       $      29,263  $      28,106
     Transportation and Storage.........................             16,810             --              33,158             --
     All Other..........................................                141             141                289            285
                                                              -------------  -------------       -------------  -------------

Total segment depreciation and amortization.............             31,534         14,036              62,710         28,391
Reconciling Item -- Corporate...........................                163             31                 321             60
                                                              -------------  -------------       -------------  -------------
Total consolidated depreciation and amortization........      $      31,697  $      14,067       $      63,031  $      28,451
                                                              =============  =============       =============  =============

Net operating revenues (loss):
     Distribution.......................................      $      44,252  $      58,699       $      32,916  $      52,490
     Transportation and Storage.........................             52,601             --              90,520             --
     All Other..........................................               (421)          (455)              (736)           (304)
                                                              --------------    -----------      ------------   -------------

Total segment net operating revenues (loss).............             96,432         58,244             122,700         52,186
Reconciling Items:
     Corporate..........................................             (1,055)        (2,742)        (3,344)             (4,473)
                                                              -------------     ----------       ----------     ------------


Total consolidated net operating revenues ..............      $      95,377  $      55,502       $     119,356  $      47,713
                                                              =============  =============       =============  =============

Expenditures for long-lived assets:
     Distribution.......................................      $      24,299  $      16,170       $      41,792  $      34,542
     Transportation and Storage.........................             43,075             --              63,356             --
     All Other..........................................                236            879                 286          1,104
                                                               ------------   ------------        ------------   ------------
Total segment expenditures for long-lived assets........             67,610         17,049             105,434         35,646
Reconciling item - Corporate............................              3,229          1,157               5,657          2,460
                                                              -------------  -------------       -------------  -------------
Total consolidated expenditures for long-lived assets...      $     70,839   $      18,206       $     111,091  $      38,106
                                                              ============== =============       ============== =============

Reconciliation of net operating revenues to earnings from continuing  operations before income taxes:
     Net operating revenues ............................      $      95,377  $      55,502       $     119,356  $      47,713
     Interest...........................................            (32,636)       (20,742)            (66,600)       (41,743)

     Dividends on preferred securities of subsidiary trust               --         (2,370)                 --         (4,740)
     Other income, net..................................                514         (2,712)              4,321         13,726
                                                              -------------  -------------       -------------  -------------
Earnings from continuing operations before income taxes            $  63,255  $     29,678            $ 57,077 $       14,956
                                                              ============== ==============      =============  =============




                                                               DECEMBER 31,        JUNE 30,
                                                                 2003              2003
                                                                 ----              ----
Total assets:

     Distribution.......................................      $   2,403,517  $   2,243,257
     Transportation and Storage.........................          2,190,394      2,212,467
     All Other..........................................             42,821         50,073
                                                              -------------  --------------
Total segment assets....................................          4,636,732      4,505,797
Reconciling Items -- Corporate..........................            118,343         91,928
                                                              -------------  -------------

Total consolidated assets...............................      $   4,755,075  $   4,597,725
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

On June 11,  2003,  Southern  Union  acquired  Panhandle  Energy from CMS Energy
Corporation for approximately $581,729,000 in cash and 3,000,000 shares of Southern Union common stock (before adjustment for subsequent stock dividends) valued at approximately $48,900,000 based on market prices at closing and in connection therewith incurred transaction costs estimated at approximately $30,448,000. Southern Union also incurred additional deferred state income tax liabilities estimated at $18,388,000 as a result of the transaction. At the time of the acquisition, Panhandle Energy had approximately $1,157,228,000 of debt outstanding that it retained. The Company funded the cash portion of the acquisition with approximately $437,000,000 in cash proceeds it received from the January 1, 2003 sale of its Texas operations, approximately $121,250,000 of the net proceeds it received from concurrent common stock and equity units offerings and with working capital available to the Company. The Company structured the Panhandle Energy acquisition and the sale of its Texas operations to qualify as a like-kind exchange of property under Section 1031 of the Internal Revenue Code of 1986, as amended. The acquisition was accounted for using the purchase method of accounting in accordance with accounting principles generally accepted in the United States of America with the purchase price paid by the Company being allocated to Panhandle Energy's net assets as of the acquisition date based on preliminary estimates. The Panhandle Energy assets acquired and liabilities assumed have been recorded at their estimated fair value as of the acquisition date and are subject to further assessment and adjustment pending the results of outside appraisals. The outside appraisals are expected to be completed prior to June 30, 2004. Panhandle Energy's results of operations have been included in the Consolidated Statement of Operations since June 11, 2003. Thus, the Consolidated Statement of Operations for the periods subsequent to the acquisition is not comparable to the same periods in prior years.

Panhandle  Energy is  primarily  engaged in the  interstate  transportation  and storage of natural gas and also provides liquefied natural gas (LNG) terminalling and regasification services and is subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC). The Panhandle Energy entities include Panhandle Eastern Pipe Line Company, LLC (Panhandle Eastern Pipe Line), Trunkline Gas Company, LLC (Trunkline), a wholly-owned subsidiary of Panhandle Eastern Pipe Line, Sea Robin Pipeline Company (Sea Robin), a Louisiana joint venture and indirect wholly-owned subsidiary of Panhandle Eastern Pipe Line, Trunkline LNG Company, LLC (Trunkline LNG), a wholly-owned subsidiary of Trunkline LNG Holdings, LLC (LNG Holdings) and Southwest Gas Storage, LLC (Southwest Gas Storage), a wholly-owned subsidiary of Panhandle Eastern Pipe Line. Collectively, the pipeline assets include more than 10,000 miles of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the Panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes region. The pipelines have a combined peak day delivery capacity of 5.4 billion cubic feet (bcf) per day and 72 bcf of owned underground storage capacity. Trunkline LNG, located on Louisiana's Gulf Coast, operates one of the largest LNG import terminals in North America and has 6.3 bcf of above ground LNG storage facilities.

Upon acquiring Panhandle Energy it was determined that Panhandle Energy's operations could not be integrated efficiently into Southern Union, but that a new operating platform would have to be established. By doing this at Panhandle Energy, the Company obviated the need for any corporate information technology allocation and, established a more efficient platform from which to operate all of the Company's businesses. Direct integration savings of $15,000,000 are expected from this process of which approximately $11,000,000 have been achieved to date.

Effective January 1, 2003, the Company completed the sale of its Southern Union Gas natural gas operating division and related assets to ONEOK, Inc. (ONEOK) for approximately $437,000,000 in cash resulting in a pre-tax gain of $62,992,000. In accordance with accounting principles generally accepted in the United States of America, the results of operations and gain on sale of the Texas operations have been segregated and reported as "discontinued operations" in the Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the respective periods.

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

CONSOLIDATED RESULTS

The following table provides selected financial data regarding the Company's consolidated results of operations for the three- and six-month periods ended December 31, 2003 and 2002:

                                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                          DECEMBER 31,                 DECEMBER 31,
                                                                      2003         2002              2003          2002
                                                                 ------------   ------------    ------------  -----------
                                                                                        (THOUSANDS OF DOLLARS)
Net operating revenues (loss):

     Distribution segment.....................................   $     44,252   $      58,699   $     32,916  $     52,490
     Transportation and storage segment.......................         52,601             --          90,520            --
     All other................................................           (421)          (455)           (736)         (304)
     Corporate................................................         (1,055)        (2,742)         (3,344)       (4,473)
                                                                 ------------   ------------    ------------  ------------
         Total net operating revenues ........................         95,377         55,502         119,356        47,713

Other income (expenses):
     Interest ................................................        (32,636)       (20,742)        (66,600)      (41,743)
     Dividends on preferred securities of subsidiary trust....             --         (2,370)             --        (4,740)
     Other, net...............................................            514         (2,712)          4,321        13,726
                                                                 ------------   ------------    ------------  ------------
         Total other expenses, net............................        (32,122)       (25,824)        (62,279)      (32,757)
                                                                 ------------   ------------    ------------  ------------

Federal and state income taxes ...............................         24,833         11,159          22,362         5,623
                                                                 ------------   ------------    ------------  ------------
Net earnings from continuing operations.......................         38,422         18,519          34,715         9,333
                                                                 ------------   ------------    ------------  ------------

Discontinued operations:
     Earnings from discontinued operations
         before income taxes..................................             --         17,468              --        21,781
     Federal and state income taxes...........................             --          6,568              --         8,190
                                                                 ------------   ------------    ------------  ------------
Net earnings from discontinued operations.....................             --         10,900              --        13,591
                                                                 ------------   ------------    ------------  ------------

Net earnings  ................................................         38,422         29,419          34,715        22,924

Preferred stock dividends.....................................         (4,004)            --          (4,004)           --
                                                                 ------------   ------------    ------------  ------------

Net earnings available for common stock.......................   $     34,418   $     29,419    $     30,711  $     22,924
                                                                 ============   ============    ============  ============

THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO 2002. The Company recorded net earnings available for common stock from continuing operations (hereafter referred to as "net earnings from continuing operations") of $34,418,000 for the three-month period ended December 31, 2003 compared with net earnings from continuing operations of $18,519,000 for the same period in 2002. Earnings from continuing operations per diluted share were $.47 in 2003 compared with $.32 in 2002. The Company recorded net earnings available for common stock of $34,418,000 for the three-month period ended December 31, 2003 compared with net earnings of $29,419,000 for the same period in 2002. Earnings per diluted share were $.47 in 2003 compared with $.50 in 2002.

The $15,899,000 increase in net earnings from continuing operations was primarily attributable to an increase in net operating revenues from the Transportation and Storage segment of $52,601,000, a decrease in dividends on preferred securities of subsidiary trust of $2,370,000, and an increase in other income of $3,226,000, which was offset by a decrease in net operating revenues from the Distribution segment of $14,447,000, an increase in interest expense of $11,894,000, an increase in income taxes of $13,674,000 and an increase in preferred stock dividends of $4,004,000 (see Business Segment Results, Interest Expense, Dividends on Preferred Securities of Subsidiary Trust, Other Income (Expense), Net, Federal and State Income Taxes, and Preferred Stock Dividends, below).

Net earnings from discontinued operations were nil for the three-month period ended December 31, 2003 compared with $10,900,000 for the same period in 2002. Earnings from discontinued operations per diluted share were nil in 2003 compared with $.18 in 2002.

SIX MONTHS ENDED DECEMBER 31, 2003 COMPARED TO 2002. The Company recorded net earnings from continuing operations of $30,711,000 for the six-month period ended December 31, 2003 compared with net earnings from continuing operations of $9,333,000 for the same period in 2002. Earnings from continuing operations per diluted share were $.42 in 2003 compared with $.16 in 2002. The Company recorded net earnings available for common stock of $30,711,000 for the six-month period ended December 31, 2003 compared with net earnings of $22,924,000 for the same period in 2002. Earnings per diluted share were $.42 in 2003 compared with $.39 in 2002.

The $21,378,000 increase in net earnings from continuing operations was primarily attributable to an increase in net operating revenues from the Transportation and Storage segment of $90,520,000, and a decrease in dividends on preferred securities of subsidiary trust of $4,740,000 which was offset by a decrease in net operating revenues from the Distribution segment of $19,574,000, an increase in interest expense of $24,857,000, a decrease in other income of $9,405,000, an increase in income taxes of $16,739,000 and an increase in preferred stock dividends of $4,004,000 (see Business Segment Results, Interest Expense, Dividends on Preferred Securities of Subsidiary Trust, Other Income (Expense), Net, Federal and State Income Taxes, and Preferred Stock Dividends, below).

Net earnings from discontinued operations were nil for the six-month period ended December 31, 2003 compared with $13,591,000 for the same period in 2002. Earnings from discontinued operations per diluted share were nil in 2003 compared with $.23 in 2002.

INTEREST EXPENSE. Interest expense was $32,636,000 for the three-month period ended December 31, 2003, compared with $20,742,000 in 2002. Interest expense for the three-month period ended December 31, 2003 increased by $11,726,000 on debt related to the Panhandle properties and by $790,000 related to dividends on preferred securities of subsidiary trust (see Dividends on Preferred Securities of Subsidiary Trust). These items were partially offset by decreased interest expense of $1,168,000 on the $311,087,000 bank note (the 2002 Term Note) entered into by the Company on July 15, 2002 to refinance a portion of the $485 million Term Note entered into by the Company on August 28, 2000 to (i) fund the cash consideration paid to stockholders of Fall River Gas, ProvEnergy and Valley Resources, (ii) refinance and repay long- and short-term debt assumed in the New England Operations, and (iii) acquisition costs of the New England Operations. This decrease in the 2002 Term Note interest was due to reductions in LIBOR rates during 2003 and the principal repayment of $125,000,000 of the 2002 Term Note since its inception. The average rate of interest on all debt decreased from 5.8% in 2002 to 5.1% in 2003.

Interest expense was $66,600,000 for the six-month period ended December 31, 2003, compared with $41,743,000 in 2002. Interest expense for the six-month period ended December 31, 2003 increased by $23,449,000 on debt related to the Panhandle properties and by $3,160,000 related to dividends on preferred securities of subsidiary trust (see Dividends on Preferred Securities of Subsidiary Trust.) These items were partially offset by a decrease in interest expense of $2,412,000 in 2003 on the aforementioned 2002 Term Note. The average rate of interest on all debt decreased from 5.9% in 2002 to 5.1% in 2003.

DIVIDENDS ON PREFERRED SECURITIES OF SUBSIDIARY TRUST. Dividends on preferred securities of subsidiary trust were nil and $2,370,000 for the three-month periods ended December 31, 2003 and 2002, respectively, and nil and $4,740,000 for the six-month periods ended December 31, 2003 and 2002, respectively.

Effective July 1, 2003, the Company adopted the FASB standard, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which requires dividends on preferred securities of subsidiary trusts to be classified as interest expense; the reclassification of amounts reported as dividends in prior periods is not permitted. In accordance with the Statement, $3,160,000 of dividends on preferred securities of subsidiary trust recorded by the Company subsequent to July 1, 2003, have been classified as interest expense (see Interest Expense). On October 1, 2003, the Company called the Subordinated Notes for redemption, and the Subordinated Notes and Preferred Securities were redeemed on October 31, 2003.

OTHER INCOME (EXPENSE), NET. Other income for the three-month period ended December 31, 2003 was $514,000 compared with other expense of $2,712,000 for the same period in 2002. Other income for the three-month period ended December 31, 2003 includes income of $743,000 generated from the sale and/or rental of gas-fired equipment and appliances by various operating subsidiaries. This item was partially offset by $377,000 of legal costs associated with the collection of damages from former Arizona Corporation Commissioner James Irvin related to the Company's unsuccessful acquisition of Southwest Gas Corporation (Southwest). Other expense for the three-month period ended December 31, 2002 includes $2,838,000 of legal costs associated with the Southwest litigation and $1,298,000 of selling costs related to the disposition of the Company's Texas operations. These items were partially offset by $669,000 of income generated from the sale and/or rental of gas-fired equipment and appliances.

Other income for the six-month period ended December 31, 2003 was $4,321,000 compared with $13,726,000 for the same period in 2002. Other income for the six-month period ended December 31, 2003 includes a gain of $6,123,000 on the early extinguishment of debt and income of $1,527,000 generated from the sale and/or rental of gas-fired equipment and appliances. These items were partially offset by charges of $1,603,000 and $1,150,000 to reserve for the impairment of Southern Union's investments in a technology company and in an energy-related joint venture, respectively, and $655,000 of legal costs associated with the collection of damages from former Arizona Corporation Commissioner James Irvin related to the Southwest litigation. Other income for the six-month period ended December 31, 2002 includes a gain of $17,500,000 on the settlement of the Southwest litigation and income of $1,242,000 generated from the sale and/or rental of gas-fired equipment and appliances. These items were partially offset by $4,969,000 of legal costs associated with the Southwest litigation and $1,298,000 of selling costs related to the disposition of the Company's Texas operations.

FEDERAL AND STATE INCOME TAXES. Federal and state income tax expense from continuing operations for the three-month period ended December 31, 2003 and 2002 was $24,833,000 and $11,159,000, respectively. The Company's consolidated federal and state effective income tax rate was 39% and 38% for the three-month period ended December 31, 2003 and 2002, respectively. The increase in the effective tax rate is primarily the result of a change in the level of pre-tax earnings and additional state income taxes due to the acquisition of Panhandle Energy.

Federal and state income tax expense from continuing operations for the six-month period ended December 31, 2003 and 2002 was $22,362,000 and $5,623,000, respectively. The Company's consolidated federal and state effective income tax rate was 39% and 38% for the six-month period ended December 31, 2003 and 2002, respectively. The increase in the effective tax rate is primarily the result of a change in the level of pre-tax earnings and additional state income taxes due to the acquisition of Panhandle Energy.

PREFERRED STOCK DIVIDENDS. Dividends on preferred securities were $4,004,000 and nil for the three-month periods ended December 31, 2003 and 2002, respectively, and $4,004,000 and nil for the six-month periods ended December 31, 2003 and 2002, respectively. On October 8, 2003, the Company issued $230,000,000 of 7.55% Noncummulative Preferred Stock, Series A to the public (see Financial Condition, below).

DISCONTINUED OPERATIONS. Net earnings from discontinued operations were nil for the three- and six-month periods ended December 31, 2003 compared with $10,900,000 and $13,591,000 for the same periods in 2002. The Company completed the sale of its Texas operations effective January 1, 2003, resulting in the recording of an after-tax gain on sale of $18,928,000 during the fiscal year ended June 30, 2003 that is reported in earnings from discontinued operations in accordance with the Financial Accounting Standards Board (FASB) standard, Accounting for the Impairment or Disposal of Long-Lived Assets. The after-tax gain on the sale of the Texas operations was impacted by the elimination of $70,469,000 of goodwill related to these operations which was primarily non-tax deductible.

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

The following table provides summary data regarding the Distribution segment's results of operations for the three- and six-month periods ending December 31, 2003 and 2002:



                                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                      DECEMBER 31,                    DECEMBER 31,
                                                                   2003          2002             2003           2002
                                                              -------------  -------------    ------------- --------------
                                                                                 (THOUSANDS OF DOLLARS)

Operating revenues........................................    $     375,822  $     345,370    $     491,851 $      443,506
Cost of gas and other energy..............................         (253,732)      (215,501)        (311,102)      (257,180)
Revenue-related taxes.....................................          (13,136)       (12,568)         (17,461)       (15,753)
                                                              -------------  -------------    ------------- --------------
    Operating margin......................................          108,954        117,301          163,288        170,573
Operating expenses:
    Operating, maintenance, and general...................           44,216         38,711           89,489         77,745
    Depreciation and amortization.........................           14,583         13,895           29,263         28,106
    Taxes other than on income and revenues...............            5,903          5,996           11,620         12,232
                                                              -------------  -------------    ------------- --------------
       Total operating expense............................           64,702         58,602          130,372        118,083
                                                              -------------  -------------    ------------- --------------
       Net operating revenues ............................    $      44,252  $      58,699    $      32,916 $       52,490
                                                              =============  =============    ============= ==============



OPERATING  REVENUES.  Operating  revenues were  $375,822,000 for the three-month period ended December 31, 2003, compared with $345,370,000 for the same period in 2002. Gas purchase and other energy costs for the three-month period ended December 31, 2003 were $253,732,000, compared with $215,501,000 in 2002. The
Company's operating revenues are affected by the level of sales volumes and by the pass-through of increases or decreases in the Company's gas purchase costs through its purchased gas adjustment clauses. Additionally, revenues are affected by increases and decreases in gross receipts taxes (revenue-related taxes) which are levied on sales revenue as collected from customers and remitted to the various taxing authorities. The increase in both operating revenues and gas purchase costs between periods was primarily due to a 34% increase in the average cost of gas from $5.59 per thousand cubic feet (Mcf) in 2002 to $7.50 per Mcf in 2003, which was partially offset by a 12% decrease in gas sales volumes to 33,840 million cubic feet (MMcf) in 2003 from 38,549 MMcf in 2002. The increase in the average cost of gas is due to increases in the average spot market prices throughout the Company's distribution system as a result of current competitive pricing occurring within the entire energy industry. The decrease in gas sales volumes is primarily due to warmer-than-normal weather in 2003 as compared with colder-than-normal weather in 2002.

Weather in Missouri Gas Energy's service territories was 89% of a 30-year measure for the three-month period ended December 31, 2003, compared with 102% in 2002. PG Energy's service territories experienced weather that was 99% of a 30-year measure in 2003 for the three-month period ended December 31, 2003, compared with 106% in 2002. Weather for the New England Gas Company service territories was 93% of a 30-year measure for the three-month period ended December 31, 2003, compared with 103% in 2002.

Operating revenues were $491,851,000 for the six-month period ended December 31, 2003, compared with $443,506,000 for the same period in 2002. Gas purchase and other energy costs for the six-month period ended December 31, 2003 were $311,102,000 compared with $257,180,000 in 2002. The increase in both operating revenues and gas purchase costs between periods was primarily due to a 35% increase in the average cost of gas from $5.59 per Mcf in 2002 to $7.53 per Mcf in 2003, which was partially offset by a 10% decrease in gas sales volumes to 41,328 MMcf in 2003 from 46,039 MMcf in 2002. The increase in the average cost of gas is due to increases in the average spot market prices throughout the Company's distribution system as a result of current competitive pricing occurring within the entire energy industry. The decrease in gas sales volumes is primarily due to warmer-than-normal weather in 2003 as compared with near-normal or colder-than-normal weather in 2002.

Weather in Missouri Gas Energy's service territories was 90% of a 30-year measure for the six-month period ended December 31, 2003, compared with 99% in 2002. PG Energy's service territories experienced weather that was 96% of a 30-year measure in 2003 for the six-month period ended December 31, 2003, compared with 103% in 2002. Weather for the New England Gas Company service territories was 90% of a 30-year measure for the six-month period ended December 31, 2003, compared with 99% in 2002.

OPERATING MARGIN. Operating margin (operating revenues less gas purchase and other energy costs and revenue-related taxes) decreased $8,347,000 for the three-month period ended December 31, 2003 compared with the same period in 2002, principally as a result of the warmer-than-normal weather, previously discussed. Operating margins and earnings are primarily dependent upon gas sales volumes and gas service rates. The level of gas sales volumes is sensitive to the variability of the weather as well as the timing of acquisitions and divestitures. Operating margin was also impacted by a $1,819,000 decrease in gas transportation revenues for the three-month period ended December 31, 2003 compared with the same period in 2002. Gas transportation revenues were impacted by certain customers utilizing alternative energy sources such as fuel oil, customer closure of certain facilities and various customers reducing production.

Operating margin decreased $7,285,000 for the six-month period ended December 31, 2003 compared with the same period in 2002, principally as a result of the warmer-than-normal weather, and a $1,516,000 reduction in gas transportation revenues, both previously discussed.

OPERATING EXPENSES. Operating expenses, which include operating, maintenance and general expenses, depreciation and amortization and taxes other than on income and revenues, were $64,702,000 for the three-month period ended December 31, 2003, an increase of $6,100,000, compared with $58,602,000 for the same period in 2002. Operating expenses were impacted by $2,458,000 of increased pension and other post retirement benefits costs primarily due to the impact of stock market volatility on plan assets, $593,000 of increased bad debt expense resulting from higher customer receivables due to higher gas prices, increased insurance expense of $949,000, increased depreciation and amortization of $688,000 primarily due to normal growth in plant, and increased employee payroll costs due to general wage increases and increased overtime due to meter turn-ons, system maintenance and Sarbanes-Oxley Section 404 documentation procedures.

Operating expenses were $130,372,000 for the six-month period ended December 31, 2003, an increase of $12,289,000, as compared with $118,083,000 for the same period in 2002. Operating expenses were impacted by $4,763,000 of increased pension and other post retirement benefits costs, $2,303,000 of increased bad debt expense, $1,489,000 of increased insurance expense, $1,157,000 of increased depreciation and amortization, and increased employee payroll costs all previously discussed.

Due to the colder than normal weather during January 2004 in the Northeast and higher gas costs during such period as compared with the previous year, the Company anticipates an increase in operating revenues for the quarter ended March 31, 2004. This could put some pressure on collections and increase the Company's exposure to bad debts during fiscal 2004 and thus may affect the operating results for this segment for the remainder of the fiscal year. The Company also anticipates increased costs related to pension and other post retirement benefits and insurance costs which were anticipated in the Company's fiscal year 2004 earnings guidance.

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

The results of operations from Panhandle Energy have been included in the Consolidated Statement of Operations since June 11, 2003. The following table provides summary data regarding the Transportation and Storage segment's results of operations for the three- and six-month periods ended December 31, 2003.

                                                                          THREE MONTHS          SIX MONTHS
                                                                              ENDED                ENDED
                                                                        DECEMBER 31, 2003    DECEMBER 31, 2003
                                                                        -----------------    -----------------
                                                                                (THOUSANDS OF DOLLARS)
FINANCIAL RESULTS
Transportation and storage revenues...............................     $         113,622     $         209,991
LNG terminalling revenues.........................................                14,748                30,384
Other revenues  ..................................................                 1,974                 4,188
                                                                       -----------------     -----------------
    Total operating revenues......................................               130,344               244,563
Operating expenses:
    Operating, maintenance, and general...........................                54,862               107,796
    Depreciation and amortization.................................                16,810                33,158
    Taxes other than on income and revenues.......................                 6,071                13,089
                                                                       -----------------     -----------------
       Total operating expense....................................                77,743               154,043
                                                                       -----------------     -----------------
       Net operating revenues.....................................     $          52,601     $          90,520
                                                                       =================     =================

The following table sets forth gas throughput and related information for the Company's Distribution segment and Transportation and Storage segment for the three- and six-month periods ended December 31, 2003 and 2002:


                                                                                 THREE   MONTHS                 SIX    Months
                                                                               ENDED DECEMBER 31,             ENDED DECEMBER 31,
                                                                               ------------------             ------------------
                                                                                2003           2002           2003            2002
                                                                                ----           ----           ----            ----
DISTRIBUTION SEGMENT
--------------------
Average number of customers:
     Residential .......................................................       842,370        838,892        838,530        835,055
     Commercial ........................................................       101,288         99,617        100,085         97,602
     Industrial and irrigation .........................................           438            449            442            913
     Public authorities and other ......................................           386            380            387            376
                                                                              --------       --------       --------       --------
         Total average gas sales customers .............................       944,482        939,338        939,444        933,946
     Transportation customers ..........................................         2,578          2,435          2,570          2,499
                                                                              --------       --------       --------       --------
         Total average gas sales and transportation customers ..........       947,060        941,773        942,014        936,445
                                                                              ========       ========       ========       ========

Gas sales in millions of cubic feet (MMcf)
     Residential .......................................................        16,479         19,589         21,582         24,312
     Commercial ........................................................         6,821          7,890          9,349         10,229
     Industrial and irrigation .........................................           787            865          1,227          1,474
     Public authorities and other ......................................            92            115            111            135
                                                                              --------       --------       --------       --------
         Gas sales billed ..............................................        24,179         28,459         32,269         36,150
     Net change in unbilled gas sales ..................................         9,661         10,090          9,059          9,889
                                                                              --------       --------       --------       --------
         Total gas sales ...............................................        33,840         38,549         41,328         46,039
     Gas transported ...................................................        15,888         18,236         28,858         31,498
                                                                              --------       --------       --------       --------
         Total gas sales and gas transported ...........................        49,728         56,785         70,186         77,537
                                                                              ========       ========       ========       ========

Gas sales revenues (thousands of dollars):
     Residential .......................................................      $190,143       $182,019       $261,460       $244,345
     Commercial ........................................................        71,081         65,283         98,899         87,376
     Industrial and irrigation .........................................         6,187          5,787          9,957          9,934
     Public authorities and other ......................................           893            657          1,152            945
                                                                              --------       --------       --------       --------
         Gas revenues billed ...........................................       268,304        253,746        371,468        342,600
     Net change in unbilled gas sales revenues .........................        94,096         77,813         99,287         79,689
                                                                              --------       --------       --------       --------
         Total gas sales revenues ......................................       362,400        331,559        470,755        422,289
     Gas transportation revenues .......................................         9,221         11,040         15,236         16,752
                                                                              --------       --------       --------       --------
         Total gas sales and gas transportation revenues ...............      $371,621       $342,599       $485,991       $439,041
                                                                              ========       ========       ========       ========

Gas sales revenue per thousand cubic feet billed:
     Residential .......................................................      $  11.54       $   9.29       $  12.11       $  10.05
     Commercial ........................................................         10.42           8.27          10.58           8.54
     Industrial and irrigation .........................................          7.86           6.69           8.11           6.74
     Public authorities and other ......................................          9.71           5.71          10.38           7.00

Weather:
     Degree days:
          Missouri Gas Energy service territories ......................         1,740          1,995          1,827          2,009
          PG Energy service territories ................................         2,163          2,325          2,268          2,425
          New England Gas Company service territories ..................         1,846          2,034          1,878          2,059

     Percent of 30-year measure:
          Missouri Gas Energy service territories ......................            89%           102%            90%            99%
          PG Energy service territories ................................            99%           106%            96%           103%
          New England Gas Company service territories ..................            93%           103%            90%            99%

TRANSPORTATION AND STORAGE SEGMENT

Gas transported in billions of British thermal units (Bbtu) ............       341,318           --          666,516           --

Gas transportation revenues (thousands of dollars) .....................      $103,473       $   --         $189,851       $   --
______________________________________________

--------------------------------------------------------------------------------

The above information does not include the Company's Texas operations, which were sold effective January 1, 2003 and are reported as discontinued operations in the Consolidated Statement of Operations for all periods ended December 31, 2003 and 2002. The 30-year measure of weather is used above for consistent external reporting purposes. Measures of normal weather used by the Company's regulatory authorities to set rates vary by jurisdiction. Periods used to measure normal weather for regulatory purposes range from 10 years to 30 years.

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

On April 3, 2003, the Company entered into a short-term credit facility in the amount of $140,000,000 (the Short Term Facility), that matures April 1, 2004. The Short-Term Facility was increased to $150,000,000 as of September 25, 2003. Also on April 3, 2003, the Company amended the terms and conditions of its $225,000,000 long-term credit facility (the Long-Term Facility), which expires on May 29, 2004. The Company has additional availability under uncommitted line of credit facilities (Uncommitted Facilities) with various banks. Borrowings under the facilities are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. The Short-Term Facility and the Long-Term Facility (together, the Facilities) are subject to a commitment fee based on the rating of the Senior Notes. As of December 31, 2003, the commitment fees were an annualized 0.15% on the Facilities. The interest rate on borrowings on the Facilities is calculated based upon a formula using the LIBOR or prime interest rates. A balance of $220,000,000 was outstanding under the Facilities at February 6, 2004.

In July 2003, Panhandle Energy announced a tender offer for any and all of the $747,370,000 outstanding principal amount of five of its series of senior notes outstanding at that point in time (the Panhandle Tender Offer) and also called for redemption all of the outstanding $134,500,000 principal amount of its two series of debentures that were outstanding (the Panhandle Calls). Panhandle Energy repurchased approximately $378,257,000 of the principal amount of its outstanding debt through the Panhandle Tender Offer for total consideration of approximately $396,445,000 plus accrued interest through the purchase date. Panhandle Energy also redeemed approximately $134,500,000 of debentures through the Panhandle Calls for total consideration of $139,411,000, plus accrued interest through the redemption dates. As a result of the Panhandle Tender Offer, the Company has recorded a pre-tax gain on the extinguishment of debt of $6,123,000 in August 2003. In August 2003, Panhandle Energy issued $300,000,000 of its 4.80% Senior Notes due 2008 and $250,000,000 of its 6.05% Senior Notes due 2013 principally to refinance the repurchased notes and redeemed debentures. Also in August and September 2003, Panhandle Energy repurchased $3,150,000 principal amount of its senior notes on the open market through two transactions for total consideration of $3,398,000, plus accrued interest through the repurchase date.

On October 1, 2003, the Company called its Subordinated Notes for redemption, and its Subordinated Notes and related Preferred Securities were redeemed on October 31, 2003 (see Preferred Securities in Notes to Consolidated Financial Statements). The Company financed the redemption with borrowings under its revolving credit facilities, which were paid down with the net proceeds of a $230,000,000 offering of preferred stock by the Company on October 8, 2003, as further described below.

On October 8, 2003, the Company issued 920,000 shares of its 7.55% Noncumulative Preferred Stock, Series A (Liquidation Preference $250 Per Share) to the public through the issuance of 9,200,000 Depositary Shares, each representing a one-tenth interest in a 7.55% Noncumulative Preferred Stock, Series A share at the public offering price of $25.00 per share, or $230,000,000 in the aggregate. After the payment of issuance costs, including underwriting discounts and commissions, the Company realized net proceeds of $223,587,000. The total net proceeds were used to repay debt under the Company's revolving credit facilities. The issuance of this Preferred Stock and use of proceeds is continued evidence of the Company's commitment to the rating agencies to strengthen the Company's balance sheet and solidify its current investment grade status.

The principal source of funds during the three-month period ended December 31, 2003 were $230,000,000 from the issuance of preferred stock and $63,435,000 in cash flow from operations. This provided funds of $139,236,000 for the repayment of debt and capital lease obligations, repayment of $71,800,000 under the revolving credit facilities and $70,839,000 for on-going property, plant and equipment additions.

The principal source of funds during the six-month period ended December 31, 2003 were $550,000,000 from the issuance of long-term debt and $230,000,000 from the issuance of preferred stock. This provided funds of $717,153,000 for the repayment of debt and capital lease obligations and $111,091,000 for on-going property, plant and equipment additions, as well as seasonal working capital needs of the Company.

The effective interest rate under the Company's current debt structure is 5.40% (including interest and the amortization of debt issuance costs and redemption premiums on refinanced debt).

The Company retains its borrowing availability under the Facilities, as discussed above. The Company recently began discussions with its bank groups to renew the existing lending commitments under the Facilities, which expire in April and May 2004. The Company expects to be able to raise sufficient new commitments from banks to fully replace the existing commitments, although the ability to replace such commitments will be subject to future economic conditions and financial, business and other factors beyond the Company's control. Borrowings under these credit facilities will continue to be used, as needed, to provide funding for the seasonal working capital needs of the Company. Internally-generated funds from operations will be used principally for the Company's ongoing construction and maintenance programs, operational needs and the periodic reduction of outstanding debt.

Panhandle Energy has begun the processes necessary to facilitate the refinancing of the $146,080,000 principal amount of Panhandle Energy's debt which matures March 15, 2004 and the $52,455,000 principal amount of Panhandle Energy's debt that matures August 15, 2004, in the most credit efficient manner possible. The Company and Panhandle Energy believe that they will be able to successfully refinance this indebtedness, although such refinancing will be subject to future economic conditions and financial, business and other factors beyond the Company's or Panhandle Energy's control.

The Company has an effective shelf registration statement on file with the Securities and Exchange Commission for a total principal amount of $800,000,000 in securities of which $42,170,000 in securities is available for issuance as of February 6, 2004, which may be issued by the Company in the form of debt securities, common stock, preferred stock, guarantees, warrants to purchase common stock, preferred stock and debt securities, stock purchase contracts, stock purchase units and depositary shares in the event that the Company elects to offer fractional interests in preferred stock, and also trust preferred securities to be issued by Southern Union Financing II and Southern Union Financing III. Southern Union may sell such securities up to such amounts from time to time, at prices determined at the time of any such offering.

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

OTHER MATTERS

CUSTOMER CONCENTRATIONS. In the Transportation and Storage segment, aggregate sales to Panhandle Energy's top 10 customers accounted for 70% of segment operating revenues and 23% of total consolidated operating revenues for the six-month period ended December 31, 2003. This included sales to Proliance Energy, LLC, a nonaffiliated local distribution company and gas marketer, which accounted for 17% of segment operating revenues, sales to BG LNG Services, a nonaffiliated gas marketer, which accounted for 17% and sales to CMS Energy Corporation, Panhandle Energy's former parent, which accounted for 11% of segment operating revenues. No other customer accounted for 10% or more of the Transportation and Storage segment operating revenues, and no customer accounted for 10% or more of total consolidated operating revenues, for the six-month period ended December 31, 2003.

CASH MANAGEMENT. FERC issued Order No. 634, effective December 1, 2003. Order No. 634 requires all FERC-regulated entities that participate in cash management programs (i) to establish and file with FERC for public review written cash management procedures including specification of duties and responsibilities of cash management program participants and administrators, specification of the methods for calculating interest and allocation of interest income and expenses, and specification of any restrictions on deposits or borrowings by participants, and (ii) to document monthly cash management activity. Order No. 634 also requires a FERC-regulated entity to notify FERC within 45 days when its proprietary capital ratio falls below 30 percent or subsequently returns to or exceeds 30 percent. In compliance with FERC Order No. 634, Panhandle filed its cash management plan with FERC on December 11, 2003.

NEW FERC REPORTING REQUIREMENTS. On February 11, 2004, the FERC adopted new quarterly financial reporting requirements for regulated entities. The new requirement is effective for the quarterly results for the period ending March 31, 2004 and requires major public utilities and licensees and major natural gas companies to submit the first report on or before July 9, 2003. All subsequent quarterly reports for major public utilities and licensees, and major natural gas companies are required to be submitted 60 days after the end of each quarter. The Company is currently studying the implications of the adopted regulation to its regulated entities.

MARKETING AFFILIATE RULEMAKING. In response to changes in the structure of the energy industry, the FERC adopted Order No. 2004 on November 25, 2003 that will establish standards of conduct that will apply uniformly to natural gas pipelines and their energy affiliates. The final rule revises and conforms the current gas and electric standards by broadening the definition of an energy affiliate covered by the standards of conduct to include, in addition to, current marketers or merchant affiliates, gathering, processing, intrastate pipelines and Hinshaw pipelines. The final rule is effective February 9, 2004. On that date, each transmission provider is required to submit an informational filing describing the measures it will take to bring itself into compliance with the standards of conduct by June 1, 2004.

PIPELINE SAFETY NOTICE OF PROPOSED RULEMAKING. On December 12, 2003, the U.S. Department of Transportation issued a final rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in "high consequence areas." The final rule takes effect on January 14, 2004 and incorporates requirements of the Pipeline Safety Improvement Act of 2002, a new bill enacted in December 2002. Although the Company cannot predict the actual costs of compliance with this rule, it does not expect the order to have a material effect on the Company's Transportation and Storage segment operations.

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

CAPITAL EXPENDITURES. Capital expenditures, which consist primarily of expenditures to expand and maintain the Company's gas distribution and pipeline systems, were $111,091,000 and $70,839,000 for the six- and three- month periods ended December 31, 2003, respectively. Capital expenditures are expected to be approximately $150,000,000 for the year ended June 30, 2004, which excludes the Trunkline LNG expansion, modification and pipeline loop (see additional discussion below).

On February 2, 2004, the Company announced a Phase II modification at Trunkline LNG to expand the capacity of the facility to a sustained send out of 1.8 Bcf per day and a peak send out of 2.1 Bcf per day. In addition, Trunkline will construct a 23-mile loop pipeline from the Trunkline LNG facility that will increase the takeaway capacity from 1.3 Bcf per day to 2.1 Bcf per day. The total cost of these projects is expected to be approximately $115,000,000, excluding capitalized interest. It is anticipated that the 23-mile loop pipeline will be in service by mid 2005 and that the Phase II modification will be completed by mid 2006. Including Trunkline LNG's Phase I, Phase II and the 23-mile loop pipeline construction, total capital expenditures are expected to approximately $250,000,000 of which approximately $40,000,000 has been spent to date, and are expected to generate approximately $80,000,000 of annualized revenue, once all projects are in service.

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

Factors that could cause actual results to differ materially from those expressed in our forward-looking statements include, but are not limited to, the following: cost of gas; gas sales volumes; gas throughput volumes and available sources of natural gas; discounting of transportation rates due to competition; customer growth; abnormal weather conditions in the Company's service territories; impact of relations with labor unions of bargaining-unit employees; the receipt of timely and adequate rate relief and the impact of future rate cases or regulatory rulings; the outcome of pending and future litigation; the speed and degree to which competition is introduced to our gas distribution business; new legislation and government regulations and proceedings affecting or involving the Company; unanticipated environmental liabilities; the Company's ability to comply with or to challenge successfully existing or new environmental regulations; changes in business strategy and the success of new business ventures; exposure to customer concentration with a significant portion of revenues realized from a relatively small number of customers and any credit risks associated with the financial position of those customers; factors affecting operations such as maintenance or repairs, environmental incidents or gas pipeline system constraints; our or any of our subsidiaries debt securities ratings; the economic climate and growth in our industry and service territories and competitive conditions of energy markets in general; inflationary trends; changes in gas or other energy market commodity prices and interest rates; the current market conditions causing more customer contracts to be of shorter duration, which may increase revenue volatility; the possibility of war or terrorist attacks; the nature and impact of any extraordinary transactions such as any acquisition or divestiture of a business unit or any assets.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), and with the participation of personnel from our Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2003 and have communicated that determination to the Audit Committee of our Board of Directors.

CHANGES IN INTERNAL CONTROLS

There have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to their evaluation for the quarterly period ended December 31, 2003.

RESULTS OF VOTES OF SECURITY HOLDERS

Southern Union held its Annual Meeting of Stockholders on November 4, 2003. The following matters were submitted for a vote by Southern Union's security holders:

    (I) A proposal to elect the following three persons to serve as Class I directors until the 2006 Annual Meeting of Stockholders or until their successors are duly elected and qualified was approved, and the number of votes for and withheld for the nominees elected were as follows:
                                             For                       Withheld

                           John E. Brennan   62,718,879               3,375,637
                           Frank W. Denius   54,686,378              11,408,138
                           Ronald W. Simms   62,678,766               3,415,750

    (II) A proposal to approve the Southern Union Company 2003 Stock and Incentive Plan was approved, and the number of affirmative votes, negative votes, abstentions and broker non-votes with respect to the matter were as follows:

                           For               38,981,664
                           Against           12,975,444
                           Abstain              154,717
                           Broker Non-votes  13,982,691

    (III)A proposal to approve the Southern Union Company Executive Incentive Bonus Plan was approved, and the number of affirmative votes, negative votes, abstentions and broker non-votes with respect to the matter were as follows:

                           For               47,493,747
                           Against            4,362,204
                           Abstain              255,874
                           Broker Non-votes  13,982,691

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

REPORTS ON FORM 8-K:

The Company filed the following Current Reports on Form 8-K during the quarter ended December 31, 2003:

    DATE FILED              DESCRIPTION OF FILING

     10/1/03 Filing under Item 5, the Underwriting Agreement dated as of October 1, 2003, between Southern Union Company and J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated with respect to Southern Union Company's proposed issuance of 8,000,000 Depositary Shares, and up to an additional 1,200,000 Depositary Shares, each representing one-tenth of a share of 7.55% Noncumulative preferred stock, series A.

     10/8/03 Furnishing under Item 9, the press release issued by the Southern Union Company announcing the closing of its offering of 9,200,000 Depositary Shares, each representing one-tenth of a share of 7.55% Noncumulative preferred stock, series A.

     10/29/03 Announcement of operating performance for the quarter ended September 30, 2003 and 2002 and filing, under Item 12, summary statements of income of Southern Union Company for the quarter ended September 30, 2003 and 2002 (unaudited) and notes thereto.

--------------------------------------------------------------------------------





                     SOUTHERN UNION COMPANY AND SUBSIDIARIES







Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




SOUTHERN UNION COMPANY

(Registrant)






Date       February 17, 2004                          By   DAVID J. KVAPIL
     ------------------------------                        ---------------------
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

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and internal controls for the registrant and we have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) designed such internal controls, or caused such internal controls to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this report any change in the registrant's internal controls that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal controls; and

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal controls, to the registrant's auditors and the Audit Committee of the Company's Board of Directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.




GEORGE L. LINDEMANN
----------------------------------------------------------
George L. Lindemann
Chairman of the Board and
Chief Executive Officer
February 17, 2004

                                                                   EXHIBIT  31.2

           CERTIFICATE PURSUANT TO RULE 13A-14(A) AND 15D-14(A) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

I, David J. Kvapil, certify that:

(1)        I have reviewed this quarterly  report on Form 10-Q of Southern Union
           Company;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and internal controls for the registrant and we have:

(e) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(f) designed such internal controls, or caused such internal controls to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(g) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

(h) disclosed in this report any change in the registrant's internal controls that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal controls; and

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal controls, to the registrant's auditors and the Audit Committee of the Company's Board of Directors:

(c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.




DAVID J. KVAPIL
----------------------------------------------------------
David J. Kvapil
Executive Vice President and
Chief Financial Officer
February 17, 2004

                                                                    EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Form 10-Q of Southern Union Company (the "Company") for the quarter ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George L. Lindemann, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



GEORGE L. LINDEMANN
----------------------------------------------------------
George L. Lindemann
Chairman of the Board and
Chief Executive Officer
February 17, 2004



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

                                                                    EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Form 10-Q of Southern Union Company (the "Company") for the quarter ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Kvapil, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




DAVID J. KVAPIL
----------------------------------------------------------
David J. Kvapil
Executive Vice President and
Chief Financial Officer
February 17, 2004




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