Form 10-Q/A
period 2003-09-30
SOUTHERN UNION CO
filed 2004-05-07
CIK 203248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-Q/A
                                (Amendment No. 1)

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

                                Explanatory Note

This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2003 is being filed solely to correct the certifications required by Rule 13a-14(a) set forth on Exhibits 31.1 and 31.2. No revisions have been made to the Registrant's financial statements or any other disclosure contained in such Quarterly Report.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                                    FORM 10-Q
                               September 30, 2003
                                      Index



PART I.  FINANCIAL INFORMATION
                                                                         Page(s)

Item 1.  Financial Statements:


 Consolidated statements of operations - three and
     twelve months ended September 30, 2003 and 2002                         2-3

 Consolidated balance sheet - September 30, 2003 and 2002 and                4-5
     June 30, 2003
 Consolidated statement of stockholders' equity - three months
     ended September 30, 2003 and twelve months ended June 30, 2003            6

 Consolidated statements of cash flows - three and twelve
     months endedSeptember 30, 2003 and 2002                                 7-8

 Notes to consolidated financial statements                                 9-25

Item 2.  Management's Discussion and Analysis of Financial Condition       26-37
           and Resultsof Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           35

Item 4.  Controls and Procedures                                              37

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         (See "COMMITMENTS AND CONTINGENCIES" in Notes to Consolidated
         Financial Statements)                                            18-23

Item 6.  Exhibits and Reports on Form 8-K                                    38

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                                                        Three Months Ended September 30,
                                                                                             2003                 2002
                                                                                        ---------------      --------------
                                                                                         (thousands of dollars, except
                                                                                          shares and per share amounts)


Operating revenues..................................................................    $       231,394      $       99,710
Cost of gas and other energy........................................................            (57,760)            (42,060)
Revenue-related taxes...............................................................             (4,325)             (3,186)
                                                                                        ---------------      --------------
     Operating margin...............................................................            169,309              54,464

Operating expenses:
     Operating, maintenance and general.............................................            101,080              41,371
     Depreciation and amortization..................................................             31,334              14,384
     Taxes, other than on income and revenues.......................................             12,916               6,498
                                                                                        ---------------      --------------
         Total operating expenses...................................................            145,330              62,253
                                                                                        ---------------      --------------
         Net operating revenues (loss)..............................................             23,979              (7,789)
                                                                                        ---------------      --------------

Other income (expense):
     Interest ......................................................................            (33,964)            (21,001)
     Dividends on preferred securities of subsidiary trust..........................                 --              (2,370)
     Other, net.....................................................................              3,807              16,439
                                                                                        ---------------      --------------
         Total other expenses, net..................................................            (30,157)             (6,932)
                                                                                        ---------------      --------------

Loss from continuing operations before income tax benefit...........................             (6,178)            (14,721)

Federal and state income tax benefit................................................             (2,471)             (5,535)
                                                                                        ---------------      --------------

Net loss from continuing operations.................................................             (3,707)             (9,186)
                                                                                        ---------------      --------------

Discontinued operations:
     Earnings from discontinued operations before income taxes......................                 --               4,313
     Federal and state income taxes.................................................                 --               1,622
                                                                                        ---------------      --------------
Net earnings from discontinued operations...........................................                 --               2,691
                                                                                        ---------------      --------------

Net loss attributable to common stock ..............................................    $        (3,707)     $       (6,495)
                                                                                        ===============      ==============

Net loss from continuing operations per share:
     Basic..........................................................................    $         (.05)      $         (.16)
                                                                                        ==============       ==============
Diluted  ...........................................................................    $         (.05)      $         (.16)
                                                                                        ==============       ==============

Net loss attributable to common stock per share:
     Basic..........................................................................    $         (.05)      $         (.11)
                                                                                        ==============       ==============
     Diluted........................................................................    $         (.05)      $         (.11)
                                                                                        ==============       ==============

Weighted average shares outstanding:
     Basic..........................................................................         71,737,091          56,507,411
                                                                                        ===============      ==============
     Diluted........................................................................         71,737,091          56,507,411
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

EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

The following exhibits are filed as part of this amended quarterly report on Form 10-Q/A of Southern Union Company:

     31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

     32.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

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




                                                 SOUTHERN UNION COMPANY
                                                 ----------------------
                                                     (Registrant)






Date       May 7, 2004               By   DAVID J. KVAPIL
     ------------------------------       -------------------------------------

                                                David J. Kvapil
                                                Executive Vice President and
                                                Chief Financial Officer

                                                                   Exhibit 31.1

                                 CERTIFICATIONS

I, George L. Lindemann, certify that:

(1) I have reviewed this amended quarterly report on Form 10-Q/A of Southern Union Company;

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4) The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

               (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

               (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

               (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5) The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date:  May 7, 2004

GEORGE L. LINDEMANN
----------------------------------------------------------
George L. Lindemann
Chairman of the Board and
Chief Executive Officer
(principal executive officer)

                                                                   Exhibit 31.2

                                 CERTIFICATIONS

I, David J. Kvapil, certify that:

(1) I have reviewed this amended quarterly report on Form 10-Q/A of Southern Union Company;

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4) The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

               (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

               (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

               (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5) The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date:  May 7, 2004

DAVID J. KVAPIL
----------------------------------------------------------
David J. Kvapil
Executive Vice President and
Chief Financial Officer
(principal financial officer)

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Form 10-Q/A of Southern Union Company (the "Company") for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George
L. Lindemann, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



GEORGE L. LINDEMANN
----------------------------------------------------------
George L. Lindemann
Chairman of the Board and
Chief Executive Officer
May 7, 2004



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

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Form 10-Q/A of Southern Union Company (the "Company") for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David
J. Kvapil, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




DAVID J. KVAPIL
----------------------------------------------------------
David J. Kvapil
Executive Vice President and
Chief Financial Officer
May 7, 2004




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