Form 10-Q/A
period 2003-12-31
SOUTHERN UNION CO
filed 2004-05-07
CIK 203248

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

                                Explanatory Note

This Amerndment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 2003 is being filed solely to correct the certifications required by Rule 13a-14(a) set forth on Exhibits 31.1 and 31.2. No revisions have been made to the Registrant's financial statements or any other disclosure contained in such Quarterly Report.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                                    FORM 10-Q
                                DECEMBER 31, 2003
                                      INDEX

PART I.  FINANCIAL INFORMATION                                         Page(s)
                                                                       -------

Item 1.  Financial Statements:

 Consolidated statements of operations - three and six months ended
     December 31, 2003 and 2002                                             2-3

 Consolidated balance sheet - December 31, 2003 and June 30, 2003           4-5

 Consolidated statement of stockholders' equity - six months
     and twelve months ended June 30, 2003                                    6

 Consolidated statements of cash flows - three and six months ended
     ended December 31, 2003 December 31, 2003 and 2002                     7-8

 Notes to consolidated financial statements                                9-24


     Item 2.  Management's Discussion and Analysis of Financial           25-37
                  Condition and Results  of Operations

     Item 3.  Quantitative and Qualitative Disclosures about Market          34
                  Risk
     Item 4.  Controls and Procedures                                         36

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

      (See "COMMITMENTS AND CONTINGENCIES" in Notes to
       Consolidated Financial Statements)                                  17-22

     Item 4.  Result of Votes of Security Holders                            37

     Item 6.  Exhibits and Reports on Form 8-K                                38



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




                                                SOUTHERN UNION COMPANY
                                                ----------------------
                                                     (Registrant)






Date       May 7, 2004                          By   DAVID J. KVAPIL
     ------------------------------                  --------------------------
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

                                                                    EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Form 10-Q/A of Southern Union Company (the "Company") for the quarter ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George L. Lindemann, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



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

                                                                    EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Form 10-Q/A of Southern Union Company (the "Company") for the quarter ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Kvapil, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




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