Form 10-Q
period 2004-03-31
SOUTHERN UNION CO
filed 2004-05-14
CIK 203248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                         FOR THE QUARTERLY PERIOD ENDED

                                 MARCH 31, 2004


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

The number of shares of the registrant's Common Stock outstanding on May 7, 2004 was 73,221,049.

--------------------------------------------------------------------------------
                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                                    FORM 10-Q
                                 MARCH 31, 2004
                                      INDEX

PART I.  FINANCIAL INFORMATION                                           Page(s)
                                                                         -------
Item 1.  Financial Statements:

  Consolidated statements of operations - three and
      nine months ended March 31, 2004 and 2003                             2-3


  Consolidated balance sheet - March 31, 2004 and June 30, 2003             4-5

  Consolidated statement of stockholders' equity - nine months
      ended March 31, 2004 and twelve months ended June 30, 2003              6


  Consolidated statements of cash flows - three and nine months ended
      March 31, 2004 and 2003                                               7-8

Notes to consolidated financial statements                                 9-26

     Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     27-39

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk     36

     Item 4.  Controls and Procedures                                        38

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

                  (See "COMMITMENTS AND CONTINGENCIES" in Notes
                   to Consolidated  Financial Statements)                 19-24


     Item 6.  Exhibits and Reports on Form 8-K                               40


                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                            ----------------------------
                                                                                             2004                 2003
                                                                                             ----                 ----
                                                                                           (THOUSANDS OF DOLLARS, EXCEPT
                                                                                            SHARES AND PER SHARE AMOUNTS)


Operating revenues..................................................................    $       774,579      $      535,663
Cost of gas and other energy........................................................           (454,736)           (356,393)
Revenue-related taxes...............................................................            (21,951)            (17,870)
                                                                                        ---------------      --------------
     Operating margin...............................................................            297,892             161,400

Operating expenses:
     Operating, maintenance and general.............................................            106,809              48,203
     Depreciation and amortization..................................................             26,419              14,621
     Taxes, other than on income and revenues.......................................             14,299               6,434
                                                                                        ---------------      --------------
         Total operating expenses...................................................            147,527              69,258
                                                                                        ---------------      --------------
         Net operating revenues.....................................................            150,365              92,142
                                                                                        ---------------      --------------

Other income (expense):
     Interest ......................................................................            (31,055)            (19,840)
     Dividends on preferred securities of subsidiary trust..........................                 --              (2,370)
     Other, net.....................................................................              1,451               5,223
                                                                                        ---------------      --------------
         Total other expenses, net..................................................            (29,604)            (16,987)
                                                                                        ---------------      --------------

Earnings from continuing operations before income taxes.............................            120,761              75,155

Federal and state income taxes......................................................             45,394              28,921
                                                                                        ---------------      --------------

Net earnings from continuing operations.............................................             75,367              46,234
                                                                                        ---------------      --------------

Discontinued operations:
     Earnings from discontinued operations before income taxes......................                 --              62,992
     Federal and state income taxes.................................................                 --              45,327
                                                                                        ---------------      --------------
Net earnings from discontinued operations...........................................                 --              17,665
                                                                                        ---------------      --------------

Net earnings........................................................................             75,367              63,899

Preferred stock dividends...........................................................             (4,341)                 --
                                                                                        ---------------      --------------

Net earnings available for common shareholders .....................................    $        71,026      $       63,899
                                                                                        ===============      ==============

Netearnings  available for common  shareholders  from continuing  operations per share:
     Basic..........................................................................    $          0.99       $         .81
                                                                                        ===============      ==============
     Diluted........................................................................    $          0.96       $         .79
                                                                                        ===============      ==============

Net earnings available for common shareholders per share:
     Basic..........................................................................    $          0.99       $        1.12
                                                                                        ===============      ==============
     Diluted........................................................................    $          0.96       $        1.09
                                                                                        ===============      ==============

Weighted average shares outstanding:
     Basic..........................................................................         71,900,914          57,042,570
                                                                                        ===============      ==============
     Diluted........................................................................         74,124,531          58,849,853
                                                                                        ===============      ==============

                             See accompanying notes.


                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                                                             NINE MONTHS ENDED MARCH 31,
                                                                                             ---------------------------
                                                                                             2004                 2003
                                                                                             ----                 ----

                                                                                            (THOUSANDS OF DOLLARS, EXCEPT
                                                                                            SHARES AND PER SHARE AMOUNTS)

Operating revenues..................................................................    $     1,513,086      $      981,477
Cost of gas and other energy........................................................           (766,376)           (613,958)
Revenue-related taxes...............................................................            (39,412)            (33,624)
                                                                                        ---------------      --------------
     Operating margin...............................................................            707,298             333,895

Operating expenses:
     Operating, maintenance and general.............................................            308,777             131,823
     Depreciation and amortization..................................................             89,450              43,072
     Taxes, other than on income and revenues.......................................             39,350              19,145
                                                                                        ---------------      --------------
         Total operating expenses...................................................            437,577             194,040
                                                                                        ---------------      --------------
         Net operating revenues.....................................................            269,721             139,855
                                                                                        ---------------      --------------

Other income (expense):
     Interest ......................................................................            (97,655)            (61,583)
     Dividends on preferred securities of subsidiary trust..........................                 --              (7,110)
     Other, net.....................................................................              5,772              18,949
                                                                                        ---------------      --------------
         Total other expenses, net..................................................            (91,883)            (49,744)
                                                                                        ---------------      --------------

Earnings from continuing operations before income taxes.............................            177,838              90,111

Federal and state income taxes......................................................             67,756              34,544
                                                                                        ---------------      --------------

Net earnings from continuing operations.............................................            110,082              55,567
                                                                                        ---------------      --------------

Discontinued operations:
     Earnings from discontinued operations before income taxes......................                 --              84,773
     Federal and state income taxes.................................................                 --              53,517
                                                                                        ---------------      --------------
Net earnings from discontinued operations...........................................                 --              31,256
                                                                                        ---------------      --------------

Net earnings........................................................................            110,082              86,823

Preferred stock dividends...........................................................             (8,345)                 --
                                                                                        ---------------      --------------

Net earnings available for common shareholders......................................    $       101,737      $       86,823
                                                                                        ===============      ==============

Net earnings available for common  shareholders  from continuing  operations per share:
     Basic..........................................................................    $          1.42      $          .98
                                                                                        ================     ==============
     Diluted........................................................................    $          1.38      $          .95
                                                                                        ================     ==============

Net earnings available for common shareholders per share:
     Basic..........................................................................    $          1.42       $        1.53
                                                                                        ================     ==============
     Diluted........................................................................    $          1.38       $        1.48
                                                                                        ================     ==============

Weighted average shares outstanding:
     Basic..........................................................................         71,798,748          56,821,666
                                                                                        ===============      ==============
     Diluted........................................................................         73,904,350          58,730,594
                                                                                        ===============      ==============

                             See accompanying notes.



                     SOUTHERN UNION COMPANY AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEET


                                     ASSETS





                                                                                                 MARCH 31,       JUNE 30,
                                                                                                  2004              2003
                                                                                                  ----              ----
                                                                                                  (THOUSANDS OF DOLLARS)

Property, plant and equipment:
     Plant in service ..........................................................              $ 3,768,894      $ 3,710,541
     Construction work in progress .............................................                  141,696           75,484
                                                                                              -----------      -----------

                                                                                                3,910,590        3,786,025
     Less accumulated depreciation and amortization ............................                 (722,019)        (641,225)
                                                                                              -----------      -----------

          Net property, plant and equipment ....................................                3,188,571        3,144,800
                                                                                              -----------      -----------

Current assets:
     Cash and cash equivalents .................................................                   71,584           86,997
     Accounts receivable, billed and unbilled, net .............................                  335,299          192,402
     Federal and state taxes receivable ........................................                   25,382            6,787
     Inventories ...............................................................                   96,979          173,757
     Deferred gas purchase costs ...............................................                    9,209           24,603
     Gas imbalances - receivable ...............................................                   17,174           34,911
     Prepayments and other .....................................................                   27,916           18,971
                                                                                              -----------      -----------
          Total current assets .................................................                  583,543          538,428
                                                                                              -----------      -----------

Goodwill, net ..................................................................                  642,921          642,921

Deferred charges ...............................................................                  185,910          188,261

Investment securities, at cost .................................................                    8,038            9,641

Other ..........................................................................                   65,012           73,674
                                                                                              -----------      -----------










     Total assets...............................................................             $   4,673,995   $   4,597,725
                                                                                             =============   =============








                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (CONTINUED)

                      STOCKHOLDERS' EQUITY AND LIABILITIES



                                                                                                    MARCH 31,             JUNE 30,
                                                                                                     2004                   2003
                                                                                                     ----                   ----
                                                                                                        (THOUSANDS OF DOLLARS)
Stockholders' equity:
     Common stock, $1 par value; authorized 200,000,000 shares;

             issued 73,387,859 shares ....................................................     $        73,388          $    73,074

     Preferred stock, no par value; authorized 6,000,000 shares;
         issued 920,000 shares ...........................................................             230,000                   --
     Premium on capital stock ............................................................             903,972              909,191
     Less treasury stock, 282,333 shares at cost .........................................             (10,467)             (10,467)
     Less common stock held in trust .....................................................             (17,286)             (15,617)
     Deferred compensation plans .........................................................              11,629                9,960
     Accumulated other comprehensive income (loss) .......................................             (63,891)             (62,579)
     Retained earnings ...................................................................             118,593               16,856
                                                                                                   -----------          -----------

     Total stockholders' equity ..........................................................           1,245,938              920,418

Company-obligated mandatorily redeemable preferred securities of subsidiary
     trust holding solely subordinated notes of Southern Union ...........................                --                100,000

Long-term debt and capital lease obligation ..............................................           2,188,820            1,611,653
                                                                                                   -----------          -----------

         Total capitalization ............................................................           3,434,758            2,632,071

Current liabilities:
     Long-term debt and capital lease obligation due within one year .....................              99,501              734,752
     Notes payable .......................................................................              75,500              251,500
     Accounts payable ....................................................................             138,956              112,840
     Federal, state and local taxes ......................................................              36,845               13,530
     Accrued interest ....................................................................              25,448               40,871
     Customer deposits ...................................................................              12,589               12,585
     Gas imbalances - payable ............................................................              40,872               64,519
     Other ...............................................................................             128,462              130,196
                                                                                                   -----------          -----------
         Total current liabilities .......................................................             558,173            1,360,793
                                                                                                   -----------          -----------

Deferred credits and other ...............................................................             310,647              322,154
Accumulated deferred income taxes ........................................................             370,417              282,707
                                                                                                   -----------          -----------

     Total stockholders' equity and liabilities ..........................................         $ 4,673,995          $ 4,597,725
                                                                                                   ===========          ===========









                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                                                       COMMON          PREMIUM         PREFERRED          TREASURY
                                                                      STOCK, $1      ON CAPITAL        STOCK, NO          STOCK,AT
                                                                      PAR VALUE         STOCK          PAR VALUE            COST
                                                                      ---------         -----          ---------            ----
                                                                                          (THOUSANDS OF DOLLARS)

Balance July 1, 2002 .........................................        $  58,055        $ 707,912         $    --          $ (57,673)

  Comprehensive income (loss):
    Net earnings .............................................             --               --                --               --
    Unrealized loss in investment
             securities, net of tax benefit ..................             --               --                --               --
    Minimum pension liability
             adjustment, net of tax benefit ..................             --               --                --               --
    Unrealized loss on hedging
             activities, net of tax benefit ..................             --               --                --               --
    Comprehensive income......................................
  Payment on note receivable .................................             --                305              --               --
  Purchase of treasury stock .................................             --               --                --             (2,181)
  5% stock dividend ..........................................            3,468           55,832              --               --
  Stock compensation plan ....................................             --                480              --               --
  Issuance of stock for acquisition ..........................             --               --                --             48,900
  Issuance of common stock ...................................           10,925          157,757              --               --
  Issuance costs of equity units .............................             --             (3,443)             --               --
  Contract adjustment payment ................................             --            (11,713)             --               --
  Sale of common stock held in trust .........................             --               (243)             --               --
  Exercise of stock options ..................................              626            2,304              --                487
                                                                        --------         --------         --------         ---------
Balance June 30, 2003 ........................................           73,074          909,191              --            (10,467)

  Comprehensive income (loss):
    Net earnings .............................................               --               --                --               --
    Preferred stock dividends ................................               --               --                --               --
    Unrealized loss in investment
      securities, net of tax benefit .........................               --               --                --               --
    Unrealized loss on hedging
       activities, net of tax benefit ........................               --               --                --               --
    Comprehensive income
  Issuance of preferred stock ................................               --           (6,790)          230,000               --
  Exercise of stock options ..................................              314            1,571              --                 --
                                                                        --------        ---------         ---------        ---------

Balance March 31, 2004 .......................................        $  73,388        $ 903,972         $ 230,000         $(10,467)
                                                                       =========        =========         =========        =========



                                                                                       ACCUMULATED
                                                                        COMMON           OTHER
                                                                         STOCK         COMPREHEN-
                                                                        HELD IN        SIVE INCOME       RETAINED
                                                                         TRUST           (LOSS)          EARNINGS            TOTAL
                                                                         -----           ------          --------            -----
                                                                                         (THOUSANDS OF DOLLARS)

Balance July 1, 2002 .........................................         $ (8,448)       $ (14,500)            --           $ 685,346


  Comprehensive income (loss):
    Net earnings .............................................            --               --             76,189             76,189
    Unrealized loss in investment
      securities, net of tax benefit..........................            --                (581)            --                (581)
    Minimum pension liability
      adjustment, net of tax benefit..........................            --             (41,930)            --             (41,930)
    Unrealized loss on hedging
      activities, net of tax benefit..........................            --              (5,568)            --              (5,568)
                                                                                                                           ---------
    Comprehensive income......................................                                                               28,110
                                                                                                                           ---------
  Payment on note receivable .................................            --                 --              --                 305
  Purchase of treasury stock .................................            --                 --              --              (2,181)
  5% stock dividend ..........................................            --                 --          (59,333)               (33)
  Stock compensation plan ....................................              737              --              --               1,217
  Issuance of stock for acquisition ..........................            --                 --              --              48,900
  Issuance of common stock ...................................            --                 --              --             168,682
  Issuance costs of equity units...... .......................            --                 --              --              (3,443)
  Contract adjustment payment ................................            --                 --              --             (11,713)
  Sale of common stock held in trust...... ...................            2,424              --              --               2,181
  Exercise of stock options ..................................             (370)             --              --               3,047
                                                                       ---------         ---------       ---------         ---------
Balance June 30, 2003 ........................................           (5,657)           (62,579)        16,856           920,418

  Comprehensive income (loss):
     Net earnings ............................................            --                 --           110,082           110,082
     Preferred stock dividends ...............................            --                 --           (8,345)            (8,345)
     Unrealized loss in investment
       securities, net of tax benefit.........................            --                  (21)           --                 (21)
    Unrealized loss on hedging
       activities, net of tax benefit.........................            --               (1,291)           --              (1,291)
                                                                                                                           ---------
    Comprehensive income......................................                                                              100,425
                                                                                                                           ---------
  Issuance of preferred stock ................................            --                 --              --             223,210
  Exercise of stock options ..................................            --                 --              --               1,885
                                                                       ---------         ----------       ---------        ---------
Balance March 31, 2004 .......................................        $  (5,657)        $  (63,891)      $ 118,593      $ 1,245,938
                                                                      ==========        ===========      ==========     ============




The Company's common stock is $1 par value. Therefore, the change in Common Stock, $1 Par Value is equivalent to the change in the number of shares of common stock outstanding.













                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                                       ----------------------------
                                                                                                         2004                2003
                                                                                                         ----                ----
                                                                                                           (THOUSANDS OF DOLLARS)
Cash flows from (used in) operating activities:
   Net earnings available for common shareholders ..................................................      $  71,026       $  63,899
   Adjustments to reconcile net earnings to net cash flows from operating activities:
       Depreciation and amortization ...............................................................         26,419          14,621
       Amortization of debt premium ................................................................         (2,693)           --
       Deferred income taxes .......................................................................         54,309          68,521
       Provision for bad debts .....................................................................          5,844           2,634
       Gain on sale of assets ......................................................................           --           (62,992)
       Other .......................................................................................             27             842
       Changes in operating assets and liabilities, net of acquisitions and dispositions:
           Accounts receivable, billed and unbilled ................................................        (31,185)        (61,861)
           Gas imbalance receivable ................................................................         17,274            --
           Accounts payable ........................................................................         (4,841)          3,760
           Gas imbalance payable ...................................................................        (34,015)           --
           Customer deposits .......................................................................           (245)            (90)
           Deferred gas purchase costs .............................................................         17,236          (3,257)
           Inventories .............................................................................        134,895          82,403
           Deferred charges and credits ............................................................         12,499         (15,621)
           Prepaids and other current assets .......................................................          4,448          (1,544)
           Dividends payable on preferred stock ....................................................            289            --
           Federal and state taxes receivable ......................................................         (2,914)           --
           Federal, state and local taxes payable ..................................................            450           3,245
           Other liabilities .......................................................................        (29,553)         11,750
                                                                                                          ---------       ---------
     Net cash flows from operating activities ......................................................        239,270         106,310
                                                                                                          ---------       ---------
Cash flows from (used in) investing activities:
   Additions to property, plant and equipment ......................................................        (43,331)        (11,512)
   Proceeds from sale of assets ....................................................................           --           420,000
   Notes receivable ................................................................................         (1,000)           --
   Customer advances ...............................................................................           (245)             59
   Other ...........................................................................................         (4,287)           --
                                                                                                          ---------       ---------
     Net cash flows (used in) from investing activities ............................................        (48,863)        408,547
                                                                                                          ---------       ---------
Cash flows from (used in) financing activities:
   Issuance of long-term debt ......................................................................        200,000            --
   Issuance costs of preferred stock ...............................................................           (377)           --
   Issuance cost of debt ...........................................................................           (862)           (260)
   Repayment of debt ...............................................................................       (162,691)        (26,229)
   Net payments under revolving credit facilities ..................................................       (176,500)        (80,200)
   Proceeds from exercise of stock options .........................................................            797             604
                                                                                                          ---------       ---------
     Net cash flows used in financing activities ...................................................       (139,633)       (106,085)
                                                                                                          ---------       ---------
Change in cash and cash equivalents ................................................................         50,774         408,772
Cash and cash equivalents at beginning of period ...................................................         20,810            --
                                                                                                          ---------       ---------
Cash and cash equivalents at end of period .........................................................      $  71,584       $ 408,772
                                                                                                          =========       =========

Supplemental  disclosures of cash flow information:
Cash paid during the period for:
     Interest ......................................................................................      $  47,936       $  21,940
                                                                                                          =========       =========
     Income taxes ..................................................................................      $      52       $   2,126
                                                                                                          =========       =========









                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                                         NINE MONTHS ENDED MARCH 31,
                                                                                                              2004            2003
                                                                                                              ----            ----
                                                                                                             (THOUSANDS OF DOLLARS)

Cash flows from (used in) operating activities:
   Net earnings available for common shareholders ..................................................      $ 101,737       $  86,823
   Adjustments to reconcile net earnings to net cash flows from (used in)
     operating activities:
       Depreciation and amortization ...............................................................         89,450          43,072
       Amortization of debt premium ................................................................         (9,694)           --
       Deferred income taxes .......................................................................         80,028          67,401
       Provision for bad debts .....................................................................         13,831           9,031
       Provision for impairment of other assets ....................................................          2,753            --
       Gain on extinguishment of debt ..............................................................         (6,123)           --
       Gain on sale of assets ......................................................................            (32)        (62,992)
       Net cash used in assets held for sale .......................................................           --           (23,698)
       Other .......................................................................................            534           2,663
       Changes in operating assets and liabilities, net of acquisitions and dispositions:
           Accounts receivable, billed and unbilled ................................................       (152,170)       (190,027)
           Gas imbalance receivable ................................................................         25,211            --
           Accounts payable ........................................................................         26,116          61,207
           Gas imbalance payable ...................................................................        (32,485)           --
           Customer deposits .......................................................................              4            (768)
           Deferred gas purchase costs .............................................................         15,394         (12,444)
           Inventories .............................................................................         77,493          76,140
           Deferred charges and credits ............................................................         11,105         (11,422)
           Prepaids and other current assets .......................................................         11,013           2,640
           Dividends payable on preferred stock ....................................................          4,293            --
           Federal and state taxes receivable ......................................................         18,121            --
           Federal, state and local taxes payable ..................................................         10,505          23,294
           Other liabilities .......................................................................        (56,594)         17,394
                                                                                                          ---------       ---------
     Net cash flows from operating activities ......................................................        230,490          88,314
                                                                                                          ---------       ---------
Cash flows from (used in) investing activities:
   Additions to property, plant and equipment ......................................................       (154,422)        (49,618)
   Changes in assets and liabilities held for sale .................................................           --           (13,410)
   Notes receivable ................................................................................         (2,000)         (6,750)
   Proceeds from sale of assets ....................................................................           --           420,000
   Customer advances ...............................................................................         (3,054)            677
   Other ...........................................................................................           (820)         (1,664)
                                                                                                          ---------       ---------
     Net cash flows (used in) from investing activities ............................................       (160,296)        349,235
                                                                                                          ---------       ---------
Cash flows from (used in) financing activities:
   Issuance of long-term debt ......................................................................        750,000         311,087
   Issuance of preferred stock .....................................................................        230,000            --
   Issuance cost of debt ...........................................................................         (4,858)         (1,627)
   Issuance costs of preferred stock ...............................................................         (6,790)           --
   Repayment of debt and capital lease obligation ..................................................       (879,844)       (419,283)
   Net (payments) borrowings under revolving credit facilities .....................................       (176,000)         78,000
   Proceeds from exercise of stock options .........................................................          1,885           3,046
                                                                                                          ---------       ---------
     Net cash flows used in financing activities ...................................................        (85,607)        (28,777)
                                                                                                          ---------       ---------
Change in cash and cash equivalents ................................................................        (15,413)        408,772
Cash and cash equivalents at beginning of period ...................................................         86,997            --
                                                                                                          ---------       ---------
Cash and cash equivalents at end of period .........................................................      $  71,584       $ 408,772
                                                                                                          =========       =========

Supplemental  disclosures of cash flow information:
 Cash paid (refunded) during  the period for:
     Interest ......................................................................................      $ 121,623       $  70,101
                                                                                                          =========       =========
     Income taxes ..................................................................................      $      (6)      $   2,003
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

Panhandle Eastern Pipe Line Company, LLC (Panhandle Eastern Pipe Line and together with its subsidiaries, Panhandle Energy) has an ARO liability relating to the retirement of certain of its offshore lateral lines with an aggregate carrying amount of approximately $7,629,000 and $6,757,000 as of March 31, 2004 and June 30, 2003, respectively. During the nine-month period ended March 31, 2004, changes in the carrying amount of the ARO liability were attributable to $358,000 of additional liabilities incurred and $514,000 of accretion expense. Liabilities settled and cash flow revisions were nil for the current period.

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

In December 2003, the FASB issued Consolidation of Variable Interest Entities. The Interpretation introduced a new consolidation model, which determines control and consolidation based on potential variability in gains and losses of the entity being evaluated for consolidation. The Interpretation requires a company to consolidate a variable interest entity if the company is allocated a majority of the entity's gains and/or losses, including fees paid by the entity. The Interpretation is effective for companies that have an interest in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by companies for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company has not identified any material variable interest entities or interests in variable interest entities for which the provisions of this Interpretation would require a change in the Company's current accounting for such interests.

In March 2004, the Emerging Issues Task Force (EITF) reached final consensuses on Issue 03-6, Participating Securities and the Two-Class Method under FASB 128, Earnings per Share. The Issue addresses the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The Issue is effective for interim periods beginning after March 31, 2004. The Company continues to assess this Issue but does not anticipate that it will materially impact the methods the Company uses to calculate its earning per share.

ACQUISITIONS AND SALES

On June 11,  2003,  Southern  Union  acquired  Panhandle  Energy from CMS Energy
Corporation for approximately $581,729,000 in cash and 3,000,000 shares of Southern Union common stock (before adjustment for subsequent stock dividends) valued at approximately $48,900,000 based on market prices at closing of the Panhandle Energy acquisition and in connection therewith incurred transaction costs of approximately $30,448,000. Southern Union also incurred additional deferred state income tax liabilities estimated at $10,597,000 as a result of the transaction. At the time of the acquisition, Panhandle Energy had approximately $1,157,228,000 of debt principal outstanding that it retained. The Company funded the cash portion of the acquisition with approximately $437,000,000 in cash proceeds it received for the January 1, 2003 sale of its Texas operations, approximately $121,250,000 of the net proceeds it received from concurrent common stock and equity unit offerings and with working capital available to the Company. The Company structured the Panhandle Energy acquisition and the sale of its Texas operations to qualify as a like-kind exchange of property under Section 1031 of the Internal Revenue Code of 1986, as amended. The acquisition was accounted for using the purchase method of accounting in accordance with accounting principles generally accepted in the United States of America by allocating the purchase price and acquisition costs incurred by the Company to Panhandle Energy's net assets as of the acquisition date. The Panhandle Energy assets acquired and liabilities assumed have been recorded at their estimated fair value as of the acquisition date based on the results of outside appraisals. Items which are still under review are the valuation of certain contingent liabilities as of the acquisition date. Panhandle Energy's results of operations have been included in the Consolidated Statement of Operations since June 11, 2003. Thus, the Consolidated Statement of Operations for the periods subsequent to the acquisition is not comparable to the same periods in prior years.

Panhandle  Energy is  primarily  engaged in the  interstate  transportation  and storage of natural gas and also provides liquefied natural gas (LNG) terminalling and regasification services and is subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC). The Panhandle Energy entities include Panhandle Eastern Pipe Line Company, LLC (Panhandle Eastern Pipe Line), Trunkline Gas Company, LLC (Trunkline) a wholly-owned subsidiary of Panhandle Eastern Pipe Line, Sea Robin Pipeline Company (Sea Robin), a Louisiana unincorporated joint venture and an indirect wholly-owned subsidiary of Panhandle Eastern Pipe Line, Trunkline LNG Company, LLC (Trunkline
LNG) which is a wholly-owned subsidiary of Trunkline LNG Holdings, LLC (LNG Holdings) an indirect wholly-owned subsidiary of Panhandle Eastern Pipe Line and Pan Gas Storage, LLC (d.b.a. Southwest Gas Storage) a wholly-owned subsidiary of Panhandle Eastern Pipe Line. Collectively, the pipeline assets include more than 10,000 miles of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the Panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes region. The pipelines have a combined peak day delivery capacity of 5.4 billion cubic feet (Bcf) per day and 72 Bcf of owned underground storage capacity. Trunkline LNG, located on Louisiana's Gulf Coast, operates one of the largest LNG import terminals in North America and has 6.3 Bcf of above ground LNG storage capacity.

The following table summarizes the estimated fair values of the Panhandle Energy assets acquired and liabilities assumed at the date of acquisition.


                                                                At June 11, 2003
                                                              ------------------

Property, plant and equipment (excluding intangibles) ........      $ 1,913,535
Intangibles ..................................................           21,293
Current assets (1) ...........................................          217,647
Other non-current assets .....................................           29,800
                                                                    -----------
     Total assets acquired ...................................        2,182,275
                                                                    -----------
Long-term debt ...............................................       (1,207,617)
Current liabilities ..........................................         (170,193)
Other non-current liabilities ................................         (132,791)
                                                                    -----------
     Total liabilities assumed ...............................       (1,510,601)
                                                                    -----------
         Net assets acquired .................................      $   671,674
                                                                    ===========

         (1) Includes cash and cash equivalents of approximately $59 million.

Effective January 1, 2003, the Company completed the sale of its Southern Union Gas natural gas operating division and related assets to ONEOK, Inc. (ONEOK) for approximately $437,000,000 in cash resulting in a pre-tax gain of $62,992,000. In accordance with accounting principles generally accepted in the United States of America, the results of operations and gain on sale of the Texas operations have been segregated and reported as "discontinued operations" in the Consolidated Statement of Operations and as "assets held for sale" in the Consolidated Statement of Cash Flows for the respective periods.

PRO FORMA FINANCIAL INFORMATION

The following unaudited pro forma financial information for the three- and nine-month periods ended March 31, 2003 is presented as though the following events had occurred at the beginning of the periods presented: (i) acquisition of Panhandle Energy; and (ii) the issuance of the common stock and equity units in June 2003. The pro forma financial information is not necessarily indicative of the results which would have actually been obtained had the acquisition of Panhandle Energy or the issuance of the common stock and equity units been completed as of the assumed date for the periods presented or which may be obtained in the future.




                                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                                      MARCH 31,                    MARCH 31,
                                                                                        2003                         2003
                                                                                        ----                         ----


Operating revenues....................................................           $     672,300            $     1,367,084
Net earnings from continuing operations...............................                  73,304                    126,774
Net earnings per share from continuing operations:
   Basic..............................................................                    1.02                       1.77
   Diluted............................................................                    1.00                       1.73


OTHER INCOME

On August 6, 2002, Southwest Gas Corporation (Southwest) agreed to pay Southern Union $17,500,000 to settle the Company's claims of fraud and bad faith breach of contract related to Southern Union's attempts to purchase Southwest. Effective January 1, 2003, ONEOK agreed to pay Southern Union $5,000,000 to settle the Company's claims related to ONEOK's blocked acquisition of Southwest. The settlements resulted in a pre-tax gain and cash flow of $5,000,000 and $22,500,000, respectively, for the three-month and nine-month periods ended March 31, 2003.

EARNINGS PER SHARE

The following table summarizes the Company's basic and diluted earnings per share calculations for the three- and nine-month periods ended March 31, 2004 and 2003:


                                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                     MARCH 31,                        MARCH 31,
                                                                     ---------                        ---------
                                                                2004          2003             2004          2003
                                                                ----          ----             ----          ----
Net earnings available for common shareholders
   from continuing operations (1)..........................  $     71,026  $     46,234   $   101,737   $    55,567
Net earnings from discontinued operations..................           --         17,665          --          31,256
                                                             ------------  ------------   -----------   -----------
Net earnings available for common shareholders.............  $     71,026  $     63,899   $   101,737   $    86,823
                                                             ============  ============   ===========   ===========

Weighted average shares outstanding - basic................    71,900,914    57,042,570    71,798,748    56,821,666
                                                             ============  ============   ===========   ===========
Weighted average shares outstanding - diluted..............    74,124,531    58,849,853    73,904,350    58,730,594
                                                             ============  ============   ===========   ===========
Basic earnings per share:
   Net earnings available for common shareholders
     from continuing operations (1)........................  $       0.99   $      0.81  $       1.42   $      0.98
   Net earnings from discontinued operations...............           --           0.31           --           0.55
                                                             ------------   -----------  ------------   -----------
   Net earnings available for common shareholders..........  $       0.99   $      1.12  $       1.42   $      1.53
                                                             ============   ===========  ============   ===========

Diluted earnings per share:
   Net earnings available for common shareholders
     from continuing operations (1)........................  $       0.96  $      0.79   $       1.38   $       0.95
   Net earnings from discontinued operations...............           --          0.30            --            0.53
                                                             ------------  -----------   ------------   ------------
   Net earnings available for common shareholders..........  $       0.96  $      1.09   $       1.38   $       1.48
                                                             ============  ===========   ============   ============


(1) Includes $4,341,000 and $8,345,000 of preferred stock dividends for the three- and nine-month periods ended March 31, 2004.

Diluted earnings per share includes average shares outstanding as well as common stock equivalents from stock options, warrants and mandatory convertible equity units. Common stock equivalents were 1,092,331 and 569,088 for the three-month periods ended March 31, 2004 and 2003, respectively, and 996,128 and 665,772 for the nine-month periods ended March 31, 2004 and 2003, respectively.

Stock options to purchase 138,900 shares of common stock were outstanding during the nine-month period ended March 31, 2004, and stock options to purchase 2,263,905 shares of common stock were outstanding during the three- and nine-month periods ended March 31, 2003, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during the respective period. There were no "anti-dilutive" options outstanding for the three-month period ended March 31, 2004. At March 31, 2004, 1,146,868 shares of common stock were held by various rabbi trusts for certain of the Company's benefit plans and 105,710 shares were held in a rabbi trust for certain employees who deferred receipt of Company shares for stock options exercised. From time to time, the Company's benefit plans may purchase shares of Southern Union common stock subject to regular restrictions.

On June 11, 2003, the Company issued 2,500,000 mandatory convertible equity units at a public offering price of $50.00 per share. Each equity unit consists of a $50.00 principal amount of the Company's 2.75% Senior Notes due 2006 (see Debt and Capital Lease) and a forward stock purchase contract that obligates the holder to purchase Company common stock on August 16, 2006, at a price based on the preceding 20-day average closing price (subject to a minimum and maximum conversion price per share of $15.24 and $18.59, respectively, which are subject to adjustments for future stock splits or stock dividends). The Company will issue between 6,723,873 shares and 8,203,125 shares of its common stock (also subject to adjustments for future stock splits or stock dividends) upon the consummation of the forward purchase contract. Until the conversion date, the equity units will have a dilutive effect on earnings per share if the Company's average common stock price for the period exceeds the maximum conversion price. For the three- and nine-month periods ended March 31, 2004, diluted earnings per share included common stock equivalents from mandatory convertible equity units of 29,214 and nil, respectively.

GOODWILL AND INTANGIBLES

There was no change in the carrying amount of goodwill for the nine-month period ended March 31, 2004. As of March 31, 2004, the Company has goodwill of $642,921,000 from its Distribution segment. The Distribution segment is tested annually for impairment in the fourth quarter, after the annual forecasting process.

On June 11, 2003, the Company completed its acquisition of Panhandle Energy. Based on the purchase price allocations, which rely on estimates and outside appraisals, the acquisition resulted in no recognition of goodwill as of the acquisition date. In addition, based on the purchase price allocations the acquisition resulted in the recognition of intangible assets relating to customer contracts and relationships of approximately $21,293,000 as of the acquisition date. These intangibles are currently being amortized over a period of twenty years, the remaining life of the contract for which the value is associated. As of March 31, 2004, the carrying amount of these intangibles was approximately $20,027,000 and is included in Property, Plant and Equipment on the Consolidated Balance Sheet.

DEFERRED CHARGES AND CREDITS

                                                                                                  MARCH 31,      JUNE 30,
                                                                                                   2004            2004
                                                                                                   ----            ----
Deferred Charges
  Pensions.........................................................................          $    39,128     $     39,088
  Unamortized debt expense.........................................................               38,083           34,209
  Income taxes.....................................................................               31,441           30,514
  Retirement costs other than pensions.............................................               26,741           29,028
  Environmental....................................................................               17,569           14,304
  Service Line Replacement program.................................................               17,483           18,974
  Other............................................................................               15,465           22,144
                                                                                             -------------   --------------
     Total Deferred Charges........................................................          $   185,910     $    188,261
                                                                                             =============   ==============


As of March 31, 2004 and June 30, 2003, the Company's deferred charges include regulatory assets relating to Distribution segment operations in the aggregate amount of $107,256,000 and $109,160,000, respectively, of which $70,196,000 and
$75,381,000, respectively, is being recovered through current rates. As of March 31, 2004 and June 30, 2003, the remaining recovery period associated with these assets ranges from 1 to 208 months and from 6 months to 147 months, respectively. None of these regulatory assets, which primarily relate to pensions, retirement costs other than pensions, income taxes, Year 2000 costs, Missouri Gas Energy's Service Line Replacement program and environmental remediation costs, are included in rate base. The Company records regulatory assets in accordance with the FASB standard, Accounting for the Effects of Certain Types of Regulation.

                                                                                                 MARCH 31,           JUNE 30,
                                                                                                   2004                2003
                                                                                                   ----                ----
Deferred Credits
     Pensions........................................................................        $      96,076   $       88,016
     Retirement costs other than pensions............................................               62,679           65,144
     Environmental...................................................................               29,569           32,322
     Cost of Removal.................................................................               28,110           27,286
     Derivative liability............................................................               14,859           26,151
     Customer advances for construction..............................................               12,530           12,008
     Self-insurance..................................................................               11,787           12,000
     Investment tax credit...........................................................                5,346            5,661
     Other...........................................................................               49,691           53,566
                                                                                             -------------   --------------
       Total Deferred Credits........................................................        $     310,647   $      322,154
                                                                                             =============   ==============

The Company's deferred credits include regulatory liabilities relating to Distribution segment operations in the aggregate amount of $10,883,000 and $10,084,000, respectively, at March 31, 2004, and June 30, 2003. These regulatory liabilities primarily relate to retirement benefits other than pensions, environmental insurance recoveries and income taxes. The Company records regulatory liabilities in accordance with the FASB standard, Accounting for the Effects of Certain Types of Regulation.

INVESTMENT SECURITIES

As of March 31, 2004, all securities owned by Southern Union are accounted for under the cost method. The Company's investments in securities consist of common and preferred stock in non-public companies whose value is not readily determinable. Various Southern Union executive management personnel, Board of Directors and employees also have an equity ownership in one of these investments.

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

In September 2003, Southern Union determined that the decline in value of its investment in PointServe was other than temporary. Accordingly, the Company recorded a non-cash charge of $1,603,000 to reduce the carrying value of this investment to its estimated fair value. The Company recognized this valuation adjustment to reflect lower private equity valuation metrics and changes in the business outlook of PointServe. PointServe is a closely held, privately owned company and, as such, has no published market value. The Company's remaining investment of $2,603,000 at March 31, 2004 is carried at its estimated fair value and may be subject to future market value risk. The Company will continue to monitor the value of its investment and periodically assess the impact, if any, on reported earnings in future periods.

STOCKHOLDERS' EQUITY

The Company accounts for its incentive plans under the Accounting Principles Board Opinion, Accounting for Stock Issued to Employees and related authoritative interpretations. The Company recorded no compensation expense for the three- and nine-month periods ended March 31, 2004 and 2003. During 1997, the Company adopted the FASB Standard, Accounting for Stock-Based Compensation, for footnote disclosure purposes only. Had compensation cost for these incentive plans been determined consistent with this Statement, the Company's net earnings available for common shareholders from continuing operations and diluted earnings per share would have been $70,541,000 and $.95, and $45,967,000 and $.78, respectively, for the three-month periods ended March 31, 2004 and 2003, and $100,516,000 and $1.36, and $54,508,000 and $.93, respectively, for the nine-month periods ended March 31, 2004 and 2003. Had compensation cost for these incentive plans been determined consistent with this Statement, the Company's net earnings available for common shareholders and diluted earnings per share would have been $70,541,000 and $.95, and $63,632,000 and $1.08, respectively, for the three-month periods ended March 31, 2004 and 2003, and $100,516,000 and $1.36, and $85,764,000 and $1.46, respectively, for the nine-month periods ended March 31, 2004 and 2003.

COMPREHENSIVE INCOME

The table below gives an overview of comprehensive income for the periods indicated.

                                                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                       MARCH 31,                   MARCH 31,
                                                                                 2004           2003           2004            2003
                                                                                 ----           ----           ----            ----

Net earnings available for common shareholders .........................     $  71,026      $  63,899      $ 101,737      $  86,823
Other comprehensive income (loss):
   Unrealized loss in investment securities, net of tax benefit ........          --              (82)           (21)          (428)
   Unrealized loss on hedging activities, net of tax benefit ...........        (2,011)        (1,943)        (1,291)        (1,814)
   Minimum pension liability adjustment, net of tax ....................          --            4,178           --            4,178
                                                                             ---------      ---------      ---------      ---------
Other comprehensive (loss) income ......................................        (2,011)         2,153         (1,312)         1,936
                                                                             ---------      ---------      ---------      ---------

Comprehensive income ...................................................     $  69,015      $  66,052      $ 100,425      $  88,759
                                                                             =========      =========      =========      =========

Accumulated other comprehensive income reflected in the Consolidated Balance Sheet at March 31, 2004, includes unrealized gains and losses on hedging activities and minimum pension liability adjustments.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company utilizes derivative instruments on a limited basis to manage certain business risks. Interest rate swaps and treasury rate locks are employed to manage the Company's exposure to interest rate risk.

CASH FLOW HEDGES. As a result of the acquisition of Panhandle Energy, the Company is party to interest rate swap agreements with an aggregate notional amount of $199,963,000 as of March 31, 2004 that fix the interest rate applicable to floating rate long-term debt and which qualify for hedge accounting. For the nine-month period ended March 31, 2004, the amount of swap ineffectiveness was not significant. As of March 31, 2004, floating rate London InterBank Offered Rate (LIBOR) based interest payments were exchanged for weighted fixed rate interest payments of 5.88%, which does not include the spread on the underlying variable debt rate of 1.625%. As such, payments or receipts on interest rate swap agreements, in excess of the liability recorded, are recognized as adjustments to interest expense. As of March 31, 2004 and June 30, 2003, the fair value liability position of the swaps was $21,221,000 and $26,850,000, respectively. As of March 31, 2004 and since the acquisition date, an unrealized loss of $1,472,000 ($881,000, net of tax), was included in accumulated other comprehensive income related to these swaps, of which approximately $314,000, net of tax, is expected to be reclassified to interest expense during the next twelve months, as the hedged interest payments occur. Current market pricing models were used to estimate fair values of interest rate swap agreements.

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

In March and April 2003, the Company entered into a series of treasury rate locks with an aggregate notional amount of $250,000,000 to manage its exposure against changes in future interest payments attributable to changes in the benchmark interest rate prior to the anticipated issuance of fixed-rate debt. These treasury rate locks expired on June 30, 2003, resulting in a $6,862,000 after-tax loss that was recorded in accumulated other comprehensive income and will be amortized into interest expense over the lives of the associated debt instruments. As of March 31, 2004, approximately $846,000 of net after-tax losses in accumulated other comprehensive income will be amortized into interest expense during the next twelve months.

The notional amounts of the interest rate swaps are not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

FAIR VALUE HEDGES. In March 2004, Panhandle Energy entered into an interest rate swap to hedge the risk associated with the fair value of its $200,000,000 2.75% Senior Notes. These swaps are designated as fair value hedges and qualify for the short cut method under FASB standard, Accounting for Derivative Instruments and Hedging Activities, as amended. Under the swap agreement Panhandle Energy will receive fixed interest payments at a rate of 2.75% and will make floating interest payments based on the six-month LIBOR. No ineffectiveness is assumed in the hedging relationship between the debt instrument and the interest rate swap.

TRADING AND NON-HEDGING ACTIVITIES. During fiscal 2004, the Company acquired natural gas commodity swap derivatives and collar transactions in order to mitigate price volatility of natural gas passed through to utility customers.
The  cost of the  derivative  products  and  the  settlement  of the  respective obligations are recorded through the gas purchase adjustment clause as authorized by the applicable regulatory authority and therefore do not impact earnings. The fair value of the contracts is recorded as an adjustment to a regulatory asset/ liability in the Consolidated Balance Sheet. As of March 31, 2004, the fair values of the contracts, which expire at various times through October 2004, are included in the Consolidated Balance Sheet as an asset and a matching adjustment to deferred cost of gas of $1,238,000.

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

DEBT AND CAPITAL LEASE

                                                                                     MARCH 31,            JUNE 30,
                                                                                       2004                2003
                                                                                       ----                ----

SOUTHERN UNION COMPANY
7.60% Senior Notes, due 2024 ............................................          $  359,765          $  359,765
8.25% Senior Notes, due 2029 ............................................             300,000             300,000
2.75% Senior Notes, due 2006 ............................................             125,000             125,000
Term Note, due 2005 .....................................................             136,087             211,087
6.50% to 10.25% First Mortgage Bonds, due 2008 to 2029 ..................             113,439             115,884
7.70% Debentures, due 2027 ..............................................                --                 6,756
Capital lease and other due 2004 to 2007 ................................                 315               9,179
                                                                                   ----------           ---------
                                                                                    1,034,606           1,127,671
PANHANDLE ENERGY
2.75% Senior Notes due 2007 .............................................             200,000                --
4.80% Senior Notes due 2008 .............................................             300,000                --
6.05% Senior Notes due 2013 .............................................             250,000                --
6.125% Senior Notes due 2004 ............................................                --               292,500
7.875% Senior Notes due 2004 ............................................              52,455             100,000
6.50% Senior Notes due 2009 .............................................              60,623             158,980
8.25% Senior Notes due 2010 .............................................              40,500              60,000
7.00% Senior Notes due 2029 .............................................              66,305             135,890
Term Loan due 2007 ......................................................             266,614             275,358
7.95% Debentures due 2023 ...............................................                --                76,500
7.20% Debentures due 2024 ...............................................                --                58,000
Net premiums on long-term debt ..........................................              17,218              61,506
                                                                                   ----------           ---------
                                                                                    1,253,715           1,218,734

Total consolidated debt and capital lease ...............................           2,288,321           2,346,405
    Less current portion ................................................              99,501             734,752
                                                                                   ----------          ----------
Total consolidated long-term debt and capital lease .....................          $2,188,820          $1,611,653
                                                                                   ==========          ==========


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

CREDIT FACILITIES. On April 3, 2003, the Company entered into a short-term credit facility in the amount of $140,000,000 (the Short Term Facility), that matured April 1, 2004. The Short-Term Facility was increased to $150,000,000 as of September 25, 2003. Also on April 3, 2003, the Company amended the terms and conditions of its $225,000,000 long-term credit facility (the Long-Term Facility), which expires on May 29, 2004. The Company has additional availability under uncommitted line of credit facilities (Uncommitted Facilities) with various banks. Borrowings under the facilities are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. The Short-Term Facility and the Long-Term Facility (together, the Facilities) are subject to a commitment fee based on the rating of the Senior Notes. The Company is in the process of entering a new five-year credit facility that will replace the Short Term Facility and the Long Term Facility. The Company expects that the new facility will contain substantially similar terms and conditions as the existing facilities. As of March 31, 2004, the commitment fees were an annualized 0.15% on the Facilities. The interest rate on borrowings on the Facilities is calculated based upon a formula using the LIBOR or prime interest rates. A balance of $75,500,000 was outstanding under the Facilities at March 31, 2004, at an effective weighted average interest rate of 1.92%.

TERM NOTE. On August 28, 2000 the Company entered into the Term Note to fund (i) the cash portion of the consideration to be paid to the Fall River Gas' stockholders; (ii) the all cash consideration to be paid to the ProvEnergy and Valley Resources stockholders, (iii) repayment of approximately $50,000,000 of long- and short-term debt assumed in the mergers, and (iv) all related acquisition costs. The Term Note, which initially expired on August 27, 2001, was extended through August 26, 2002. On July 16, 2002, the Company repaid the Term Note with the proceeds from the issuance of a $311,087,000 Term Note dated July 15, 2002 (the 2002 Term Note) and borrowings under the Company's lines of credit. The 2002 Term Note is held by a syndicate of sixteen banks, led by JPMorgan Chase Bank, as Agent. Eleven of the sixteen banks were also among the lenders of the Term Note, and they are also lenders under at least one of the Facilities. The 2002 Term Note carries a variable interest rate that is tied to either the LIBOR or prime interest rates at the Company's option. The interest rate spread over the LIBOR rate varies with the credit rating of the Senior Notes by S&P and Moody's, and is currently LIBOR plus 105 basis points. As of March 31, 2004, a balance of $136,087,000 was outstanding under this 2002 Term Note at an effective interest rate of 2.16%. The 2002 Term Note requires principal payments of $35,000,000 on February 15, 2005, $35,000,000 on August 15, 2005 and $66,087,000 on August 26, 2005. The Company made an additional voluntary prepayment under the 2002 Term Note of $25,000,000 on April 30, 2004, which will reduce the required principal payments on a pro rata basis. No additional draws can be made on the 2002 Term Note.

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

On March 12, 2004, Panhandle Energy issued $200,000,000 of its 2.75% Senior Notes due 2007, the proceeds of which were used to fund the redemption of the remaining $146,080,000 principal amount of its 6.125% Senior Notes due 2004 that matured on March 15, 2004 and to provide working capital to the Company, pending the repayment of the $52,455,000 principal amount of Panhandle Energy's 7.875% Senior Notes due 2004 that mature on August 15, 2004.

EMPLOYEE BENEFITS

COMPONENTS OF NET PERIODIC BENEFIT COST

Net periodic benefit cost for the three-months ended March 31, 2004 and 2003 includes the following components:

                                                                PENSION BENEFITS     POST-RETIREMENT BENEFITS
                                                               2004         2003        2004           2003
                                                         -----------   -----------   ----------    ----------

Service cost.........................................    $     1,738   $     1,414   $      913    $      294
Interest cost........................................          5,586         5,725        1,975         1,395
Expected return on plan assets.......................         (5,244)       (6,187)        (419)         (434)
Amortization of prior service cost...................            263           198           19           (16)
Recognized actuarial gain (loss).....................          1,906           608          144           (59)
Settlement recognition...............................           (119)         (140)          --            --
                                                         -----------   -----------   ----------    ----------
Net periodic pension cost............................    $     4,130   $     1,618   $    2,632    $    1,180
                                                         ===========   ===========   ==========    ==========

Net periodic benefit cost for the nine-months ended March 31, 2004 and 2003 includes the following components:

                                                                PENSION BENEFITS       POST-RETIREMENT BENEFITS
                                                               2004         2003          2004          2003
                                                         -----------   -----------   ----------    ----------

Service cost.........................................    $     5,213   $     4,241   $    2,738    $      883
Interest cost........................................         16,758        17,174        5,925         4,184
Expected return on plan assets.......................        (15,731)      (18,562)      (1,256)       (1,301)
Amortization of prior service cost...................            787           593           56           (49)
Recognized actuarial gain (loss).....................          5,719         1,825          431          (176)
Settlement recognition...............................           (356)         (419)          --            --
                                                         -----------   -----------   ----------    ----------
Net periodic pension cost............................    $    12,390   $     4,852   $    7,894    $    3,541
                                                         ===========   ===========   ==========    ==========

EMPLOYER CONTRIBUTIONS

As of March 31, 2004, $1,509,000 and $8,857,000 of contributions have been made to the Company's pension plans and post-retirement plans, respectively. The Company presently anticipates contributing an additional $3,750,000 to fund its pension plan in fiscal 2004 for a total of $5,259,000, and $4,335,000 to fund its post-retirement plan in fiscal 2004 for a total of $13,192,000.

REGULATION AND RATES

MISSOURI GAS ENERGY. On November 4, 2003, Missouri Gas Energy filed a request with the Missouri Public Service Commission (MPSC) to increase base rates by $44,800,000 and to implement a weather mitigation rate design that would significantly reduce the impact of weather-related fluctuations on customer bills. On January 30, 2004, Missouri Gas Energy filed an updated claim which raised the amount of the base rate increase request to $54,200,000. Statutes require that the MPSC reach a decision in the case within an eleven-month period from the original filing date. It is not presently possible to determine what action the MPSC will ultimately take with respect to this rate increase request.

NEW ENGLAND GAS COMPANY. On October 30, 2003, the Rhode Island Public Utilities Commission (RIPUC) approved the Company's gas cost filing and allowed full recovery of the deferred fuel balance effective November 1, 2003. At the same open meeting, the RIPUC ordered the Company to begin to refund, through the Distribution Adjustment Clause, the Division of Public Utilities and Carriers position on the Company's over earnings, which were substantially accrued for by the Company at June 30, 2003, pending a final decision by the RIPUC. On April 15, 2004, RIPUC ruled on its final decision and approved total over earnings for fiscal 2003 to be $799,000, which was accrued for by the Company at March 31, 2004.

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

PANHANDLE ENERGY. In December 2002, FERC approved a Trunkline LNG certificate application to expand the Lake Charles facility to approximately 1.2 Bcf per day of sustainable sendout capacity versus the current sustainable capacity of .63 Bcf per day and increase terminal storage capacity to 9 Bcf from the current 6.3 Bcf. BG LNG Services has contract rights for the .57 Bcf per day of additional capacity. Construction on the Trunkline LNG expansion project (Phase I)
commenced in September 2003 and is expected to be completed with an estimated cost totaling $137 million by the end of calendar 2005. In February 2004, Trunkline LNG filed a further incremental LNG expansion project (Phase II) with the FERC and is awaiting Commission approval. Phase II is estimated to cost approximately $77 million, plus capitalized interest, and would increase the LNG terminal sustainable sendout capacity to 1.8 Bcf per day. Phase II has an expected in-service date of mid-2006. BG LNG Services has contracted for all the proposed additional capacity subject to Trunkline LNG achieving certain construction milestones at this facility.

In February 2004, Trunkline filed an application with the FERC to request approval of a 30-inch diameter, 23-mile natural gas pipeline loop from the LNG terminal. The estimated cost of this pipeline expansion project is $40 million. The pipeline creates additional transport capacity in association with the Trunkline LNG expansion and also includes new and expanded delivery points with major interstate pipelines.

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

Following a failed tank tightness test, MGE removed an underground storage tank system in December, 2002 from a former MGP site in St. Joseph, Missouri. An underground storage tank closure report was filed with MDNR on August 12, 2003. In a letter dated September 26, 2003, MDNR indicated that its review of the analytical data submitted for this site indicated that contamination existed at the site above the action levels specified in Missouri guidance documents. In a letter dated January 28, 2004, MDNR indicated that the Department would provide MGE a final version of the Missouri Risk-Based Corrective Action (MRBCA) process as soon as it becomes available, and indicated that it would expect MGE to submit a work plan outlining site characterization activities for this site following MGE's receipt of the MRBCA.

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

In a letter dated March 17, 2003, RIDEM sent the New England Gas Company division of Southern Union (NEGC) a letter of responsibility pertaining to alleged historical MGP impacted soils in a residential neighborhood along Bay Street, Judson Street, Canonicus Street, Hooper Street, Hilton Street, Chase Street and Foote Street (collectively the Bay Street Area) in Tiverton, Rhode Island. The letter requested that NEGC prepare a draft Site Investigation Work Plan (Work Plan) for submittal to RIDEM by April 10, 2003, and subsequently perform a Site Investigation of the Bay Street Area. Without admitting responsibility or accepting liability, NEGC responded to RIDEM in a letter dated March 19, 2003, and agreed to perform the activities requested by the State within the period specified by RIDEM. After receiving approval from RIDEM on a Work Plan and upon obtaining access agreements from a number of property owners, NEGC began assessment work on June 2, 2003. On August 20, 2003, two former residents of the area filed a tort action against NEGC alleging personal injury to the plaintiffs. This litigation has not been served on the Company. An assessment report was filed with RIDEM on October 31, 2003, and RIDEM provided NEGC comments to the assessment report in a letter dated January 27, 2004. The January 27, 2004 RIDEM letter included the comment that additional assessment work was necessary in the Bay Street Area. On April 13, 2004, NEGC submitted Supplemental Site Investigation Work Plans for 11 properties located within the Bay Street Suspected Fill Area. These work plans were prepared in consultation with area residents by an environmental consulting firm, Woodard & Curran. Representatives of Woodard & Curran, working on behalf of the residents of the Bay Street Area, continue to meet with area residents to develop additional work plans for submission to RIDEM. NEGC has agreed to pay for Woodard & Curran's services to the community. As the Bay Street Area is built on a historic dumpsite, research is underway to identify other potentially responsible parties associated with the area.

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

While the Blackstone Litigation has been stayed, National Grid and the Company have jointly pursued claims against the bankrupt Stone & Webster entities (Stone & Webster) based upon Stone & Webster's historic management of MGP facilities on behalf of the alleged predecessors of both companies. On January 9, 2004, the U.S. Bankruptcy Court for the District of Delaware issued an order approving a settlement between National Grid, Southern Union and Stone & Webster that provided for the payment of $5 million out of the bankruptcy estates. This payment is payable $1.25 million to Southern Union for payment of environmental costs associated with the former Fall River Gas Company, and $3.75 million payable to Southern Union and National Grid jointly for payment of future environmental costs at the Tidewater and Hamlet sites. The settlement further provides an admission of liability by Stone & Webster that gives National Grid and Southern Union additional rights against historic Stone & Webster insurers.

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

In 2003, NEGC conducted a Phase I environmental site assessment at a former MGP site in North Attleboro, Massachusetts (the Mr. Hope Street Site) to determine if the property could be redeveloped as a service center. During the site walk, coal tar was found in the adjacent creek bed, and notice to the Massachusetts Department of Environmental Protection (MADEP) was made. On September 18, 2003, a Phase I Initial Site Investigation Report and Tier Classification were submitted to MADEP. On November 25, 2003, MADEP issued a Notice of Responsibility letter to NEGC. Based upon the Phase I filing, NEGC is required to file a Phase II report with MADEP by September 18, 2005 to complete the site characterization.

PENNSYLVANIA SITES. During 2002, PG Energy received inquiries from the Pennsylvania Department of Environmental Protection (PADEP) pertaining to three Pennsylvania former MGP sites located in Scranton, Bloomsburg, and Carbondale. At the request of PADEP, PG Energy is currently performing environmental assessment work at the Scranton MGP site. On March 23, 2004, PG Energy filed an Initial Site Assessment Characterization report on the Scranton site. PG Energy has participated financially in PPL Electric Utilities Corporation's (PPL's) environmental and health assessment of an additional MGP site located in Sunbury, Pennsylvania. In May 2003, PPL commenced a remediation project at the Sunbury site that was completed in August 2003. PG Energy has contributed to PPL's remediation project by removing and relocating gas utility lines located in the path of the remediation. In a letter dated January 12, 2004, PADEP notified PPL of its approval of the Remedy Certification Report submitted by PPL for the Sunbury MGP clean-up project.

On March 31, 2004, PG Energy entered into a voluntary Consent Order and Agreement (Multi-Site Agreement) with the PADEP. This Multi-Site Agreement is for the purpose of developing and implementing an environmental assessment and remediation program for five MGP sites (including the Scranton, Bloomsburg and Carbondale sites) and six MGP holder sites owned by PG Energy in the State of Pennsylvania. Under the Multi-Site Agreement, PG Energy is to perform environmental assessments of these sites within two years of the effective date of the Multi-Site Agreement. Thereafter, PG Energy is required to perform additional assessment and remediation activity as is deemed to be necessary based upon the results of the initial assessments. The Company does not believe the outcome of these matters will have a material adverse effect on its financial position, results of operations or cash flows.

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

PANHANDLE ENERGY ENVIRONMENTAL MATTERS - Panhandle Energy's interstate natural gas transportation operations are subject to federal, state and local regulations regarding water quality, hazardous and solid waste disposal and other environmental matters. Panhandle Energy has identified environmental contamination at certain sites on its gas transmission systems and has undertaken clean-up programs at these sites. The contamination resulted from the past use of lubricants containing polychlorinated bi-phenyls (PCBs) in compressed air systems; the past use of paints containing PCBs; and the past use of wastewater collection facilities and other on-site disposal areas. Panhandle Energy has developed and is implementing a program to remediate such contamination in accordance with federal, state and local regulations. Some remediation is being performed by former Panhandle Energy affiliates in accordance with indemnity agreements that also indemnify against certain future environmental litigation and claims.

As part of the clean-up program resulting from contamination due to the use of lubricants containing PCBs in compressed air systems, Panhandle Eastern Pipe Line and Trunkline Gas Company have identified PCB levels above acceptable levels inside the auxiliary buildings that house air compressor equipment at thirty-three compressor station sites. Panhandle Energy has developed and is implementing an EPA-approved process to remediate this PCB contamination in accordance with federal, state and local regulations. Three sites have been decontaminated per the EPA process as prescribed in the EPA regulations.

At some locations, PCBs have been identified in paint that was applied many years ago. In accordance with EPA regulations, Panhandle Energy has implemented a program to remediate sites where such issues are identified during painting activities. If PCBs are identified above acceptable levels, the paint is removed and disposed of in an EPA-approved manner.

The Illinois Environmental Protection Agency (Illinois EPA) notified Panhandle Eastern Pipe Line and Trunkline, together with other non-affiliated parties, of contamination at three former waste oil disposal sites in Illinois. Panhandle Eastern Pipe Line's and Trunkline's estimated share for the costs of assessment and remediation of the sites, based on the volume of waste sent to the facilities, is approximately 17 percent. Panhandle Energy and 21 other non-affiliated parties conducted an initial voluntary investigation of the Pierce Oil Springfield site, one of the three sites. Based on the information found during the initial investigation, Panhandle Energy and the 21 other non-affiliated parties have decided to further delineate the extent of contamination by authorizing a Phase II investigation at this site. Once data from the Phase II investigation is evaluated, Panhandle Energy and the 21 other non-affiliated parties will determine what additional actions will be taken. In addition, Illinois EPA has informally indicated that it has referred the Pierce Oil Springfield site, to the EPA so that environmental contamination present at the site can be addressed through the federal Superfund program. No formal notice has yet been received from either agency concerning the referral. However, the EPA is expected to issue special notice letters in 2004 and has begun the process of listing the site on the National Priority List. Panhandle Energy and three of the other non-affiliated parties associated with the Pierce Oil Springfield site met with the U.S. EPA and Illinois EPA regarding this issue. Panhandle Energy was given no indication as to when the listing process was to be completed.

Based on information available at this time, it would appear the amount reserved for all of the above is adequate to cover the potential exposure for clean-up costs.

AIR QUALITY CONTROL

In 1998, the EPA issued a final rule on regional ozone control that requires Panhandle Energy to place controls on engines in five midwestern states. The part of the rule that affects Panhandle Energy was challenged in court by various states, industry and other interests, including Interstate Natural Gas Association of America (INGAA), an industry group to which Panhandle Energy belongs. In March 2000, the court upheld most aspects of the EPA's rule, but agreed with INGAA's position and remanded to the EPA the sections of the rule that affected Panhandle Energy. The final rule is expected in 2004. Based on an EPA guidance document negotiated with gas industry representatives in 2002, it is believed that Panhandle Energy will be required to reduce nitrogen oxide
(NOx) emissions by 82% on the identified large internal combustion engines and will be able to trade off engines within the company and within each of the five Midwestern states affected by the rule in an effort to create a cost effective NOx reduction solution. The implementation date is expected to be May 2007. The rule impacts 20 large internal combustion engines on the Panhandle Energy system in Illinois and Indiana at an approximate cost of $17 million for capital improvements through 2007, based on current projections.

In 2002, the Texas Commission on Environmental Quality enacted the Houston/Galveston SIP regulations requiring reductions in NOx emissions in an eight-county area surrounding Houston. Trunkline's Cypress compressor station is affected and may require the installation of emission controls. New regulations also require certain grandfathered facilities in Texas to enter into the new source permit program which may require the installation of emission controls at five additional facilities. These two rules affect six company facilities in Texas at an estimated cost of approximately $12 million for capital improvements through December 2007, based on current projections.

The EPA promulgated various Maximum Achievable Control Technology (MACT) rules in August 2003 and February 2004. The rules require that Panhandle Eastern Pipe Line and Trunkline control Hazardous Air Pollutants (HAPs) emitted from certain internal combustion engines at major HAPs sources. Most of Panhandle Eastern Pipe Line and Trunkline compressor stations are major HAPs sources. The HAPs pollutant of concern for Panhandle Eastern Pipe Line and Trunkline is formaldehyde. As promulgated, the rule seeks to reduce formaldehyde emissions by 76% from these engines. Catalytic controls will be required to reduce emissions under these rules with a final implementation date of May 2007. Panhandle Eastern Pipe Line and Trunkline have 20 internal combustion engines subject to the rules. It is expected that compliance with these regulations will cost an estimated $5 million, based on current projections.

REGULATORY

On May 31, 2002, the staff of the MPSC recommended that the Commission disallow approximately $15 million in gas costs incurred during the period July 1, 2000 through June 30, 2001. Missouri Gas Energy filed its response in opposition to the Staff's recommendation on July 11, 2002, vigorously disputing the Commission staff's assertions. Missouri Gas Energy intends to vigorously defend itself in this proceeding. This matter went into recess following a hearing in May of 2003. Following the May hearing, the Commission staff reduced its disallowance recommendation to approximately $9.3 million. The hearing concluded in November 2003 and the matter was fully submitted to the Commission in February 2004 and is awaiting decision by the Commission.

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

SOUTHWEST GAS LITIGATION

Several actions were commenced in federal courts by persons involved in competing efforts to acquire Southwest Gas Corporation (Southwest) during 1999. All of these actions eventually were transferred to the District of Arizona (the Court), consolidated and lodged with Judge Roslyn Silver. As a result of summary judgments granted, there were no claims allowed against Southern Union. Southern Union's claims against Southwest were settled on August 6, 2002, by Southwest's payment to Southern Union of $17,500,000. Southern Union's claims against ONEOK and the individual defendants associated with ONEOK were settled on January 3, 2003, following the closing of Southern Union's sale of the Texas assets to ONEOK, by ONEOK's payment to Southern Union of $5,000,000. Southern Union's claims against Jack Rose, former aide to former Arizona Corporation Commissioner James Irvin, were settled by Mr. Rose's payment to Southern Union of $75,000, which the Company donated to charity. The trial of Southern Union's claims against the sole-remaining defendant, former Arizona Corporation Commissioner James Irvin, was concluded on December 18, 2002, with a jury award to Southern Union of nearly $400,000 in actual damages and $60,000,000 in punitive damages against former Commissioner Irvin. The Court denied former Commissioner Irvin's motions to set aside the verdict and reduce the amount of punitive damages. Former Commissioner Irvin has appealed to the Ninth Circuit Court of Appeals. A decision on the appeal by the Ninth Circuit is expected by the first calendar quarter of 2005. The Company intends to vigorously pursue collection of the award. With the exception of ongoing legal fees associated with the collection of damages from former Commissioner Irvin, the Company believes that the results of the above-noted Southwest litigation and any related appeals will not have a materially adverse effect on the Company's financial condition, results of operations or cash flows.

Southern Union and its subsidiaries are parties to other legal proceedings that management considers to be normal actions to which an enterprise of its size and nature might be subject. Management does not consider these actions to be material to Southern Union's overall business or financial condition, results of operations or cash flows.

OTHER

In 1993, the U.S. Department of the Interior announced its intention to seek, through its Minerals Management Service (MMS) additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements, buyouts or buy downs of gas sales contracts with natural gas pipelines. Panhandle Energy's pipelines, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact which are likely to take substantial time to resolve. If required to reimburse or indemnify the producers, Panhandle Energy's pipelines may file with the FERC to recover a portion of these costs from pipeline customers. Panhandle Energy does not believe the outcome of this matter will have a material adverse effect on its financial position, results of operations or cash flows.

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

DISCONTINUED OPERATIONS

Effective January 1, 2003, the Company completed the sale of its Southern Union Gas natural gas operating division and related assets to ONEOK, Inc. (ONEOK) for approximately $437,000,000 in cash resulting in a pre-tax gain of $62,992,000. In accordance with accounting principles generally accepted in the United States of America, the results of operations and gain on sale of the Texas operations have been segregated and reported as "discontinued operations" in the Consolidated Statement of Operations and as "assets held for sale" in the Consolidated Statement of Cash Flows for the respective periods.

The following table summarizes the Texas operations' results of operations that have been segregated and reported as "discontinued operations" in the Company's Consolidated Statement of Operations:


                                                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                                MARCH 31,                         MARCH 31,
                                                                                ---------                         ---------
                                                                       2004             2003                  2004         2003
                                                                       ----             ----                  ----         ----


Operating revenues .........................................       $       --         $       --         $       --         $144,490
                                                                   ============       ============       ============       ========

Net operating margin (a) ...................................       $       --         $       --         $       --         $ 51,480
                                                                   ============       ============       ============       ========

Net earnings from discontinued operations (b) ..............       $       --         $     17,665       $       --         $ 31,256
                                                                   ============       ============       ============       ========

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

Revenue included in the All Other category is attributable to several operating subsidiaries of the Company: PEI Power Corporation generates and sells electricity; PG Energy Services Inc. offers appliance service contracts; ProvEnergy Power Company LLC (ProvEnergy Power), which the Company sold effective October 31, 2003, provided outsourced energy management services and owned 50% of Capital Center Energy Company LLC, a joint venture formed between ProvEnergy and ERI Services, Inc. to provide retail power and conditioned air; and Alternate Energy Corporation provides energy consulting services. None of these businesses have ever met the quantitative thresholds for determining reportable segments individually or in the aggregate. The Company also has corporate operations that do not generate any revenues.

The Company evaluates segment performance based on several factors, of which the primary financial measure is net operating revenues. Net Operating Revenues is defined as operating margin, less operating, maintenance and general expenses, depreciation and amortization, and taxes other than on income and revenues.

The following table sets forth certain selected financial information for the Company's segments for the three- and nine-month periods ended March 31, 2004 and 2003. Financial information for the Transportation and Storage segment reflects the operations of Panhandle Energy beginning on its acquisition date of June 11, 2003. There were no material intersegment revenues during the periods presented.



                                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                         MARCH 31,                          MARCH 31
                                                                         ---------                          --------
                                                                     2004          2003                2004          2003
                                                                     ----          ----                ----          ----

Revenues from external customers:
     Distribution.......................................      $     635,384  $     534,573       $   1,127,235  $     978,078
     Transportation and Storage.........................            138,179             --             382,742             --
     All Other..........................................              1,016          1,090               3,109          3,399
                                                               ------------  -------------       -------------  -------------
Total consolidated operating revenues...................      $     774,579  $     535,663       $   1,513,086  $     981,477
                                                              =============  =============       =============  =============

Operating Margin:
     Distribution.......................................      $     158,846  $     160,506       $     322,134  $     331,078
     Transportation and Storage.........................            138,179             --             382,742             --
     All Other..........................................                867            894               2,422          2,817
                                                              -------------  -------------       -------------  -------------
Total consolidated operating margin.....................      $     297,892  $     161,400       $     707,298        333,895
                                                              =============  =============       =============  =============

Depreciation and amortization:
     Distribution.......................................      $      14,192  $      14,361       $      43,455  $      42,466
     Transportation and Storage (1).....................             11,954             --              45,112             --
     All Other..........................................                141            141                 430            428
                                                              -------------  -------------       -------------  -------------
Total segment depreciation and amortization.............             26,287         14,502              88,997         42,894
Reconciling item -- Corporate...........................                132            119                 453            178
                                                              -------------  -------------       -------------  -------------
Total consolidated depreciation and amortization........      $      26,419  $      14,621       $      89,450  $      43,072
                                                              =============  =============       =============  =============

Net operating revenues (loss):
     Distribution.......................................      $      83,620  $      95,578       $     116,536  $     148,069
     Transportation and Storage.........................             68,974             --             159,495             --
     All Other..........................................             (2,716)           (30)             (3,453)          (335)
                                                              -------------  -------------       -------------  -------------
Total segment net operating revenues....................            149,878         95,548             272,578        147,734
Reconciling item - Corporate............................                487         (3,406)             (2,857)        (7,879)
                                                              -------------  -------------       -------------  -------------
Total consolidated net operating revenues ..............      $     150,365  $      92,142       $     269,721  $     139,855
                                                              =============  =============       =============  =============

Expenditures for long-lived assets:
     Distribution.......................................      $      13,257  $       8,458       $      55,049  $      43,000
     Transportation and Storage.........................             25,346             --              88,701             --
     All Other..........................................                768           (113)              1,056            991
                                                              -------------  -------------       -------------  -------------
Total segment expenditures for long-lived assets........             39,371          8,345             144,806         43,991
Reconciling item -- Corporate...........................              3,960          3,167               9,616          5,627
                                                              -------------  -------------       -------------  -------------
Total consolidated expenditures for long-lived assets...      $      43,331  $      11,512       $     154,422  $      49,618
                                                              =============  =============       =============  =============

Reconciliation of net operating revenues to earnings from continuing  operations before income taxes:
     Net operating revenues ............................      $     150,365  $      92,142       $     269,721  $     139,855
     Interest...........................................            (31,055)       (19,840)            (97,655)       (61,583)
     Dividends on preferred securities of subsidiary trust               --         (2,370)                 --         (7,110)
     Other income, net..................................              1,451          5,223               5,772         18,949
                                                              -------------  -------------       -------------  -------------
Earnings from continuing operations before income taxes.      $     120,761  $      75,155       $     177,838  $      90,111
                                                              =============  =============       =============  =============


                                                                 MARCH 31,        JUNE 30,
                                                                   2004            2003
                                                                   ----            ----
Total assets:
     Distribution.......................................      $   2,300,332  $   2,243,257
     Transportation and Storage.........................          2,216,746      2,212,467
     All Other..........................................             42,427         50,073
                                                              -------------  -------------
Total segment assets....................................          4,559,505      4,505,797
Reconciling item -- Corporate...........................            114,490         91,928
                                                              -------------  -------------
Total consolidated assets...............................      $   4,673,995  $   4,597,725
                                                              =============  =============




(1) Depreciation and amortization reflected herein for the three-month period ended March 31, 2004 is $3,193,000 less than that reported by Panhandle Energy in its separate SEC filing for the same period. The outside appraisals for the Panhandle Energy assets acquired and liabilities assumed were finalized after Southern Union had filed their second quarter Form 10-Q but prior to Panhandle Energy filing its December 31, 2003 Form 10-K. Panhandle Energy was able to reflect depreciation and amortization expense consistent with the final outside appraisals as of December 31, 2003, which Southern Union recognized during the three-month period ended March 31, 2004.

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

On June 11,  2003,  Southern  Union  acquired  Panhandle  Energy from CMS Energy
Corporation for approximately $581,729,000 in cash and 3,000,000 shares of Southern Union common stock (before adjustment for subsequent stock dividends) valued at approximately $48,900,000 based on market prices at closing of the Panhandle Energy acquisition and in connection therewith incurred transaction costs of approximately $30,448,000. Southern Union also incurred additional deferred state income tax liabilities estimated at $10,597,000 as a result of the transaction. At the time of the acquisition, Panhandle Energy had approximately $1,157,228,000 of debt principal outstanding that it retained. The Company funded the cash portion of the acquisition with approximately $437,000,000 in cash proceeds it received for the January 1, 2003 sale of its Texas operations, approximately $121,250,000 of the net proceeds it received from concurrent common stock and equity unit offerings and with working capital available to the Company. The Company structured the Panhandle Energy acquisition and the sale of its Texas operations to qualify as a like-kind exchange of property under Section 1031 of the Internal Revenue Code of 1986, as amended. The acquisition was accounted for using the purchase method of accounting in accordance with accounting principles generally accepted in the United States of America by allocating the purchase price and acquisition costs incurred by the Company to Panhandle Energy's net assets as of the acquisition date. The Panhandle Energy assets acquired and liabilities assumed have been recorded at their estimated fair value as of the acquisition date based on the results of outside appraisals. Items which are still under review are the valuation of certain contingent liabilities as of the acquisition date. Panhandle Energy's results of operations have been included in the Consolidated Statement of Operations since June 11, 2003. Thus, the Consolidated Statement of Operations for the periods subsequent to the acquisition is not comparable to the same periods in prior years.

Panhandle  Energy is  primarily  engaged in the  interstate  transportation  and storage of natural gas and also provides liquefied natural gas (LNG) terminalling and regasification services and is subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC). The Panhandle Energy entities include Panhandle Eastern Pipe Line Company, LLC (Panhandle Eastern Pipe Line), Trunkline Gas Company, LLC (Trunkline) a wholly-owned subsidiary of Panhandle Eastern Pipe Line, Sea Robin Pipeline Company (Sea Robin), a Louisiana unincorporated joint venture and an indirect wholly-owned subsidiary of Panhandle Eastern Pipe Line, Trunkline LNG Company, LLC (Trunkline
LNG) which is a wholly-owned subsidiary of Trunkline LNG Holdings, LLC (LNG Holdings) an indirect wholly-owned subsidiary of Panhandle Eastern Pipe Line and Pan Gas Storage, LLC (d.b.a. Southwest Gas Storage), a wholly-owned subsidiary of Panhandle Eastern Pipe Line. Collectively, the pipeline assets include more than 10,000 miles of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the Panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes region. The pipelines have a combined peak day delivery capacity of 5.4 billion cubic feet (Bcf) per day and 72 Bcf of owned underground storage capacity. Trunkline LNG, located on Louisiana's Gulf Coast, operates one of the largest LNG import terminals in North America and has 6.3 Bcf of above ground LNG storage capacity.

Upon acquiring Panhandle Energy it was determined that Panhandle Energy's operations could not be integrated efficiently into Southern Union, but that a new operating platform would have to be established. By doing this at Panhandle Energy, the Company obviated the need for any corporate information technology allocation and, established a more efficient platform from which to operate all of the Company's businesses. Direct integration savings of $15,000,000 were expected from this process of which, substantially, the entire amount has been achieved to date.

Effective January 1, 2003, the Company completed the sale of its Southern Union Gas natural gas operating division and related assets to ONEOK, Inc. (ONEOK) for approximately $437,000,000 in cash resulting in a pre-tax gain of $62,992,000. In accordance with accounting principles generally accepted in the United States of America, the results of operations and gain on sale of the Texas operations have been segregated and reported as "discontinued operations" in the Consolidated Statement of Operations and as "assets held for sale" in the Consolidated Statement of Cash Flows for the respective periods.

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

CONSOLIDATED RESULTS

The following table provides selected financial information regarding the Company's consolidated results of operations for the three- and nine-month periods ended March 31, 2004 and 2003:

                                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                           MARCH 31,                     MARCH 31,
                                                                 ---------------------------    --------------------------
                                                                      2004         2003              2004          2003
                                                                 ------------   ------------    ------------  ------------
                                                                                 (THOUSANDS OF DOLLARS)
Net operating revenues (loss):
     Distribution segment.....................................   $     83,620   $     95,578    $    116,536  $    148,069
     Transportation and storage segment.......................         68,974             --         159,495            --
     All other................................................         (2,716)           (30)         (3,453)         (335)
     Corporate................................................            487         (3,406)         (2,857)       (7,879)
                                                                 ------------   ------------    ------------  -------------
         Total net operating revenues ........................        150,365         92,142         269,721       139,855

Other income (expenses):
     Interest.................................................        (31,055)       (19,840)        (97,655)      (61,583)
     Dividends on preferred securities of subsidiary trust....             --         (2,370)             --        (7,110)
     Other, net...............................................          1,451          5,223           5,772        18,949
                                                                 ------------   ------------    ------------  ------------
         Total other expenses, net............................        (29,604)       (16,987)        (91,883)      (49,744)
                                                                 ------------   ------------    ------------  ------------

Federal and state income taxes ...............................         45,394         28,921          67,756        34,544
                                                                 ------------   ------------    ------------  ------------
Net earnings from continuing operations.......................         75,367         46,234         110,082        55,567
                                                                 ------------   ------------    ------------  ------------

Discontinued operations:
     Earnings from discontinued operations before income taxes             --         62,992              --        84,773
     Federal and state income taxes...........................             --         45,327              --        53,517
                                                                 ------------   ------------    ------------  ------------
Net earnings from discontinued operations.....................             --         17,665              --        31,256
                                                                 ------------   ------------    ------------  ------------

Net earnings..................................................         75,367         63,899         110,082        86,823

Preferred stock dividends.....................................         (4,341)            --          (8,345)           --
                                                                 ------------   ------------    ------------  ------------

Net earnings available for common shareholders................   $     71,026   $     63,899    $    101,737  $     86,823
                                                                 ============   ============    ============  ============

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO 2003. The Company recorded net earnings available for common shareholders from continuing operations (hereafter referred to as "net earnings from continuing operations") of $71,026,000 for the three-month period ended March 31, 2004 compared with net earnings from continuing operations of $46,234,000 for the same period in 2003. Net earnings from continuing operations per diluted share were $.96 in 2004 compared with $.79 in 2003. The Company recorded net earnings available for common shareholders of $71,026,000 for the three-month period ended March 31, 2004 compared with net earnings of $63,899,000 for the same period in 2003. Net earnings available for common shareholders per diluted share were $.96 in 2004 compared with $1.09 in 2003.

The $24,792,000 increase in net earnings from continuing operations was primarily attributable to an increase in net operating revenues from the Transportation and Storage segment of $68,974,000, a decrease in net operating loss from Corporate operations of $3,893,000, and a decrease in dividends on preferred securities of subsidiary trust of $2,370,000, which were partially offset by a decrease in net operating revenues from the Distribution segment of $11,958,000, an increase in net operating loss from All Other operations of $2,686,000, an increase in interest expense of $11,215,000, a decrease in other income of $3,772,000, an increase in income taxes of $16,473,000, and an increase in preferred stock dividends of $4,341,000 (see Business Segment Results, All Other Operations, Corporate, Interest Expense, Dividends on Preferred Securities of Subsidiary Trust, Other Income (Expense), Net, Federal and State Income Taxes, and Preferred Stock Dividends, below).

Net earnings from discontinued operations were nil for the three-month period ended March 31, 2004 compared with $17,665,000 for the same period in 2003. Net earnings from discontinued operations per diluted share were nil in 2004 compared with $.30 in 2003.

NINE MONTHS ENDED MARCH 31, 2004 COMPARED TO 2003. The Company recorded net earnings from continuing operations of $101,737,000 for the nine-month period ended March 31, 2004 compared with net earnings from continuing operations of $55,567,000 for the same period in 2003. Net earnings from continuing operations per diluted share were $1.38 in 2004 compared with $.95 in 2003. The Company recorded net earnings available for common shareholders of $101,737,000 for the nine-month period ended March 31, 2004 compared with net earnings of $86,823,000 for the same period in 2003. Net earnings available for common shareholders per diluted share were $1.38 in 2004 compared with $1.48 in 2003.

The $46,170,000 increase in net earnings from continuing operations was primarily attributable to an increase in net operating revenues from the Transportation and Storage segment of $159,495,000, a decrease in net operating loss from Corporate operations of $5,022,000, and a decrease in dividends on preferred securities of subsidiary trust of $7,110,000, which were partially offset by a decrease in net operating revenues from the Distribution segment of $31,533,000, an increase in net operating loss from All Other operations of $3,118,000, an increase in interest expense of $36,072,000, a decrease in other income of $13,177,000, an increase in income taxes of $33,212,000 and an increase in preferred stock dividends of $8,345,000 (see Business Segment Results, All Other Operations, Corporate, Interest Expense, Dividends on Preferred Securities of Subsidiary Trust, Other Income (Expense), Net, Federal and State Income Taxes, and Preferred Stock Dividends, below).

Net earnings from discontinued operations were nil for the nine-month period ended March 31, 2004 compared with $31,256,000 for the same period in 2003. Net earnings from discontinued operations per diluted share were nil in 2004 compared with $.53 in 2003.

ALL OTHER OPERATIONS. Net operating loss from subsidiary operations included in the All Other category was $2,716,000 for the three-month period ended March 31, 2004, compared with $30,000 in 2003. Net operating loss from subsidiary operations for the three-month period ended March 31, 2004 includes a $2,985,000 charge recorded by PEI Power Corporation in March 2004 to reserve for the estimated debt service payments in excess of projected tax revenues for the tax incremental financing obtained for the development of PEI Power Park.

Net operating loss from subsidiary operations included in the All Other category was $3,453,000 for the nine-month period ended March 31, 2004, compared with $335,000 in 2003. Net operating loss from subsidiary operations for the nine-month period ended March 31, 2004 includes the $2,985,000 charge by PEI Power, as previously discussed.

CORPORATE. Net operating revenues from Corporate operations were $487,000 for the three-month period ended March 31, 2004, compared with a net operating loss of $3,406,000 in 2003. Net operating revenues between periods was primarily impacted by the direct allocation and recording of various services provided by Corporate to Panhandle Energy in 2004, that were not applicable in 2003 due to the timing of the Panhandle Energy acquisition.

Net operating loss from Corporate operations was $2,857,000 for the nine-month period ended March 31, 2004, compared with $7,879,000 in 2003. Net operating revenues were primarily impacted by the allocation of Corporate costs to Panhandle Energy, as previously discussed.

INTEREST EXPENSE. Interest expense was $31,055,000 for the three-month period ended March 31, 2004, compared with $19,840,000 in 2003. Interest expense for the three-month period ended March 31, 2004 was impacted by interest expense on debt related to Panhandle Energy of $12,155,000 (net of amortization of debt premiums established in purchase accounting related to the Panhandle Energy acquisition). This increase was partially offset by decreased interest expense of $997,000 on the $311,087,000 bank note (the 2002 Term Note) entered into by the Company on July 15, 2002 to refinance a portion of the $485 million Term Note entered into by the Company on August 28, 2000 to (i) fund the cash consideration paid to stockholders of Fall River Gas, ProvEnergy and Valley Resources, (ii) refinance and repay long- and short-term debt assumed in the New England Operations, and (iii) acquisition costs of the New England Operations. This decrease in the 2002 Term Note interest was due to reductions in LIBOR rates during fiscal 2004 and the principal repayment of $175,000,000 of the 2002 Term Note since its inception. The average rate of interest on all debt decreased from 5.9% in 2003 to 5.1% in 2004.

Interest expense was $97,655,000 for the nine-month period ended March 31, 2004, compared with $61,583,000 in 2003. Interest expense for the nine-month period ended March 31, 2004 was impacted by interest expense on debt related to Panhandle Energy of $35,604,000 (net of amortization of debt premiums established in purchase accounting related to the Panhandle Energy acquisition) and by $3,160,000 related to dividends on preferred securities of subsidiary trust (see Dividends on Preferred Securities of Subsidiary Trust.) These items were partially offset by a decrease in interest expense of $3,409,000 in 2004 on the aforementioned 2002 Term Note. The average rate of interest on all debt decreased from 6.0% in 2003 to 5.1% in 2004.

DIVIDENDS ON PREFERRED SECURITIES OF SUBSIDIARY TRUST. Dividends on preferred securities of subsidiary trust were nil and $2,370,000 for the three-month periods ended March 31, 2004 and 2003, respectively, and nil and $7,110,000 for the nine-month periods ended March 31, 2004 and 2003, respectively.

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

OTHER INCOME (EXPENSE), NET. Other income for the three-month period ended March 31, 2004 was $1,451,000 compared with $5,223,000 for the same period in 2003. Other income for the three-month period ended March 31, 2004 includes income of $413,000 generated from the sale and/or rental of gas-fired equipment and appliances and several other items, none of which are individually significant. Other income for the three-month period ended March 31, 2003 includes a gain of $5,000,000 on the settlement of litigation relating to the Company's unsuccessful acquisition of Southwest Gas Corporation (Southwest) and income of $569,000 generated from the sale and/or rental of gas-fired equipment and appliances by various operating subsidiaries. These items were partially offset by $504,000 of legal costs related to the Southwest litigation.

Other income for the nine-month period ended March 31, 2004 was $5,772,000 compared with $18,949,000 for the same period in 2003. Other income for the nine-month period ended March 31, 2004 includes a gain of $6,354,000 on the early extinguishment of debt and income of $1,748,000 generated from the sale and/or rental of gas-fired equipment and appliances. These items were partially offset by charges of $1,603,000 and $1,150,000 to reserve for the impairment of Southern Union's investments in a technology company and in an energy-related joint venture, respectively, and $764,000 of legal costs associated with the collection of damages from former Arizona Corporation Commissioner James Irvin related to the Southwest litigation. Other income for the nine-month period ended March 31, 2003 includes a gain of $22,500,000 on the settlement of the Southwest litigation, and income of $1,718,000 generated from the sale and/or rental of as-fired equipment and appliances by various operating subsidiaries. These items were partially offset by $5,473,000 of legal costs related to the Southwest litigation and $1,298,000 of selling costs related to the Texas operations' disposition.

FEDERAL AND STATE INCOME TAXES. Federal and state income tax expense from continuing operations for the three-month periods ended March 31, 2004 and 2003 was $45,394,000 and $28,921,000, respectively. The Company's consolidated federal and state effective income tax rate was 38% for the three-month periods ended March 31, 2004 and 2003.

Federal and state income tax expense from continuing operations for the nine-month periods ended March 31, 2004 and 2003 was $67,756,000 and
$34,544,000, respectively. The Company's consolidated federal and state effective income tax rate was 38% for the nine-month periods ended March 31, 2004 and 2003.

PREFERRED STOCK DIVIDENDS. Dividends on preferred securities were $4,341,000 and nil for the three-month periods ended March 31, 2004 and 2003, respectively, and $8,345,000 and nil for the nine-month periods ended March 31, 2004 and 2003, respectively. On October 8, 2003, the Company issued $230,000,000 of 7.55% Non-cumulative Preferred Stock, Series A to the public (see Financial Condition, below).

DISCONTINUED OPERATIONS. Net earnings from discontinued operations were nil for the three- and nine-month periods ended March 31, 2004 compared with $17,665,000 and $31,256,000 for the same periods in 2003. The Company completed the sale of its Texas operations effective January 1, 2003, resulting in the recording of an after-tax gain on sale of $18,928,000 during the fiscal year ended June 30, 2003 that is reported in earnings from discontinued operations in accordance with the Financial Accounting Standards Board (FASB) standard, Accounting for the Impairment or Disposal of Long-Lived Assets. The after-tax gain on the sale of the Texas operations was impacted by the elimination of $70,469,000 of goodwill related to these operations which was primarily non-tax deductible.

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

The following table provides summary financial information regarding the Distribution segment's results of operations for the three- and nine-month periods ended March 31, 2004 and 2003:


                                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                       MARCH 31,                        MARCH 31,
                                                              ----------------------------    ----------------------------
                                                                   2004          2003             2004           2003
                                                              -------------  -------------    ------------- --------------
                                                                                 (THOUSANDS OF DOLLARS)

Operating revenues........................................    $     635,384  $     534,573    $   1,127,235  $      978,078
Cost of gas and other energy..............................         (454,587)      (356,197)        (765,689)       (613,377)
Revenue-related taxes.....................................          (21,951)       (17,870)         (39,412)        (33,623)
                                                              -------------  -------------    -------------  --------------
    Operating margin......................................          158,846        160,506          322,134         331,078
Operating expenses:
    Operating, maintenance, and general...................           54,525         44,318          144,014         122,062
    Depreciation and amortization.........................           14,192         14,361           43,455          42,466
    Taxes other than on income and revenues...............            6,509          6,249           18,129          18,481
                                                              -------------  -------------    -------------  --------------
       Total operating expense............................           75,226         64,928          205,598         183,009
                                                              -------------  -------------    -------------  --------------
       Net operating revenues ............................    $      83,620  $      95,578    $     116,536  $      148,069
                                                              =============  =============    =============  ==============






OPERATING REVENUES. Operating revenues were $635,384,000 for the three-month period ended March 31, 2004, compared with $534,573,000 for the same period in 2003. Gas purchase and other energy costs for the three-month period ended March 31, 2004 were $454,587,000, compared with $356,197,000 in 2003. The Company's operating revenues are affected by the level of sales volumes and by the pass-through of increases or decreases in the Company's gas purchase costs through its purchased gas adjustment clauses. Additionally, revenues are affected by increases and decreases in gross receipts taxes (revenue-related taxes) which are levied on sales revenue as collected from customers and remitted to the various taxing authorities. The increase in both operating revenues and gas purchase costs between periods was primarily due to a 33% increase in the average cost of gas from $6.03 per thousand cubic feet (Mcf) in 2003 to $8.01 per Mcf in 2004, which was partially offset by a 4% decrease in gas sales volumes to 56,722 million cubic feet (MMcf) in 2004 from 59,095 MMcf in 2003. The increase in the average cost of gas is due to increases in the average spot market prices throughout the Company's distribution system as a result of current competitive pricing occurring within the entire energy industry. The decrease in gas sales volumes is primarily due to warmer weather in 2004 as compared with 2003 in all of the Company's service territories.

Weather in Missouri Gas Energy's service territories was 96% of a 30-year measure for the three-month period ended March 31, 2004, compared with 100% in 2003. PG Energy's service territories experienced weather that was 106% of a 30-year measure for the three-month period ended March 31, 2004, compared with 108% in 2003. Weather for the New England Gas Company service territories was 105% of a 30-year measure for the three-month period ended March 31, 2004, compared with 108% in 2003.

Operating revenues were $1,127,235,000 for the nine-month period ended March 31, 2004, compared with $978,078,000 for the same period in 2003. Gas purchase and other energy costs for the nine-month period ended March 31, 2004 were $765,689,000 compared with $613,377,000 in 2003. The increase in both operating revenues and gas purchase costs between periods was primarily due to a 32% increase in the average cost of gas from $5.86 per Mcf in 2003 to $7.73 per Mcf in 2004, which was partially offset by a 5% decrease in gas sales volumes to 99,026 MMcf in 2004 from 104,619 MMcf in 2003. The increase in the average cost of gas is due to increases in the average spot market prices throughout the Company's distribution system as a result of current competitive pricing occurring within the entire energy industry. The decrease in gas sales volumes is primarily due to warmer weather in 2004 as compared with 2003 in all of the Company's service territories.

Weather in Missouri Gas Energy's service territories was 93% of a 30-year measure for the nine-month period ended March 31, 2004, compared with 100% in 2003. PG Energy's service territories experienced weather that was 102% of a 30-year measure for the nine-month period ended March 31, 2004, compared with 106% in 2003. Weather for the New England Gas Company service territories was 99% of a 30-year measure for the nine-month period ended March 31, 2004, compared with 104% in 2003.

OPERATING MARGIN. Operating margin (operating revenues less gas purchase and other energy costs and revenue-related taxes) decreased $1,660,000 for the three-month period ended March 31, 2004 compared with the same period in 2003. Operating margins and earnings are primarily dependent upon gas sales volumes and gas service rates. The level of gas sales volumes is sensitive to the variability of the weather as well as the timing of acquisitions and divestitures. Operating margin was also impacted by a $1,579,000 decrease in gas transportation revenues for the three-month period ended March 31, 2004 compared with the same period in 2003. Gas transportation revenues were impacted by certain customers utilizing alternative energy sources such as fuel oil, customer closure of certain facilities and various customers reducing production.

Operating margin decreased $8,944,000 for the nine-month period ended March 31, 2004 compared with the same period in 2003, principally as a result of the warmer weather, and a $3,924,000 reduction in gas transportation revenues, both previously discussed.

OPERATING EXPENSES. Operating expenses, which include operating, maintenance and general expenses, depreciation and amortization and taxes other than on income and revenues, were $75,226,000 for the three-month period ended March 31, 2004, an increase of $10,298,000, compared with $64,928,000 for the same period in 2003. Operating expenses were impacted by $3,069,000 of increased bad debt expense resulting from higher customer receivables due to higher gas prices, $3,022,000 of increased pension and other post retirement benefits costs primarily due to the impact of stock market volatility on plan assets, $1,540,000 of increased medical costs, and increased employee payroll costs due to general wage increases and increased overtime due to system maintenance and Sarbanes-Oxley Section 404 documentation procedures.

Operating expenses were $205,598,000 for the nine-month period ended March 31, 2004, an increase of $22,589,000, as compared with $183,009,000 for the same period in 2003. Operating expenses were impacted by $6,828,000 of increased pension and other post retirement benefits costs, $5,372,000 of increased bad debt expense, $1,978,000 of increased medical costs, $989,000 of increased depreciation and amortization, primarily due to normal plant growth, and increased employee payroll costs, as previously discussed.

Due to the previously discussed colder than normal weather combined with a 33% increase in the average cost of gas in 2004, this could put some pressure on collections and increase the Company's exposure to bad debts during fiscal 2004 and thus may affect the operating results for this segment for the remainder of the fiscal year. As of March 31, 2004, the Company believes that its reserves for bad debt are adequate though based on historical trends and collections. The Company also anticipates increased costs related to pension and other post retirement benefits and insurance costs which were anticipated in the Company's fiscal year 2004 earnings guidance.

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

The results of operations from Panhandle Energy have been included in the Consolidated Statement of Operations since June 11, 2003. The following table provides summary financial information regarding the Transportation and Storage segment's results of operations for the three- and nine-month periods ended March 31, 2004.

                                                                          THREE MONTHS          NINE MONTHS
                                                                              ENDED                ENDED
                                                                          MARCH 31, 2004        MARCH 31, 2004
                                                                          --------------        --------------
                                                                                (THOUSANDS OF DOLLARS)
FINANCIAL RESULTS
Transportation and storage revenues...............................     $         121,860     $         331,851
LNG terminalling revenues.........................................                13,762                44,146
Other revenues  ..................................................                 2,557                 6,745
                                                                       -----------------     -----------------
    Total operating revenues......................................               138,179               382,742
Operating expenses:
    Operating, maintenance, and general...........................                49,725               157,520
    Depreciation and amortization (1).............................                11,954                45,112
    Taxes other than on income and revenues.......................                 7,526                20,615
                                                                       -----------------     -----------------
       Total operating expense....................................                69,205               223,247
                                                                       -----------------     -----------------
       Net operating revenues.....................................     $          68,974     $         159,495
                                                                       =================     =================




(1) Depreciation and amortization reflected herein for the three-month period ended March 31, 2004 is $3,193,000 less than that reported by Panhandle Energy in its separate SEC filing for the same period. The outside appraisals for the Panhandle Energy assets acquired and liabilities assumed were finalized after Southern Union had filed their second quarter Form 10-Q but prior to Panhandle Energy filing its December 31, 2003 Form 10-K. Panhandle Energy was able to reflect depreciation and amortization expense consistent with the final outside appraisals as of December 31, 2003, which Southern Union recognized during the three-month period ended March 31, 2004.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth gas throughput and related information for the Company's Distribution segment and Transportation and Storage segment for the three- and nine-month periods ended March 31, 2004 and 2003:


                                                                                THREE MONTHS                NINE MONTHS
                                                                               ENDED MARCH 31,            ENDED MARCH 31,
                                                                               ---------------            ---------------
                                                                             2004        2003           2004           2003
                                                                             ----        ----           ----           ----


DISTRIBUTION SEGMENT
Average number of customers:
     Residential.................................................           853,825     849,011        843,462        839,761
     Commercial..................................................           105,455     103,888        101,874        100,019
     Industrial and irrigation...................................               437         446            440            447
     Public authorities and other................................               385         379            386            377
                                                                        -----------  ----------   ------------   ------------
         Total average gas sales customers......................            960,102     953,724        946,162        940,604
     Transportation customers....................................             2,694       2,511          2,611          2,493
                                                                        -----------  ----------   ------------   ------------
         Total average gas sales and transportation customers....           962,796     956,235        948,773        943,097
                                                                        ===========  ==========   ============   ============

Gas sales in millions of cubic feet (MMcf)
     Residential.................................................            42,239      43,696         63,588         68,006
     Commercial..................................................            17,238      17,521         26,503         27,751
     Industrial and irrigation...................................               748         778          1,974          1,334
     Public authorities and other................................               162         172            273            308
                                                                        -----------  ----------   ------------   ------------
         Gas sales billed........................................            60,387      62,167         92,338         97,399
     Net change in unbilled gas sales............................            (3,665)     (3,072)         6,688          7,220
                                                                        -----------  ----------   ------------   ------------
         Total gas sales.........................................            56,722      59,095         99,026        104,619
     Gas transported.............................................            19,790      20,855         47,897         52,363
                                                                        -----------  ----------   ------------   ------------
         Total gas sales and gas transported.....................            76,512      79,950        146,923        156,982
                                                                        ===========  ==========   ============   ============

Gas sales revenues (thousands of dollars):
     Residential.................................................       $   449,506  $  384,227   $    710,965   $    629,791
     Commercial..................................................           175,513     145,174        274,413        232,549
     Industrial and irrigation...................................             7,510       8,029         17,467         17,344
     Public authorities and other................................             1,509       1,703          2,661          2,625
                                                                        -----------  ----------   ------------   ------------
         Gas revenues billed.....................................           634,038     539,133      1,005,506        882,309
     Net change in unbilled gas sales revenues...................           (17,401)    (20,163)        86,222         59,525
                                                                        -----------  ----------   ------------   ------------
         Total gas sales revenues................................           616,637     518,970      1,091,728        941,834
     Gas transportation revenues.................................            12,111      13,690         27,346         31,270
                                                                        -----------  ----------   ------------   ------------
         Total gas sales and gas transportation revenues.........       $   628,748  $  532,660   $  1,119,074   $    973,104
                                                                        ===========  ==========   ============   ============

Gas sales revenue per thousand cubic feet billed:
     Residential.................................................       $     10.64  $     8.79   $      11.18   $      9.26
     Commercial..................................................             10.18        8.29          10.35          8.38
     Industrial and irrigation...................................             10.04       10.32           8.85         13.00
     Public authorities and other................................              9.31        9.90           9.75          8.52

Weather:
     Degree days:
          Missouri Gas Energy service territories................             2,595       2,723          4,422          4,732
          PG Energy service territories..........................             3,293       3,360          5,561          5,785
          New England Gas Company service territories............             3,062       3,131          4,939          5,193

     Percent of 30-year measure:
          Missouri Gas Energy service territories................               96%        100%            93%           100%
          PG Energy service territories..........................              106%        108%           102%           106%
          New England Gas Company service territories............              105%        108%            99%           104%

TRANSPORTATION AND STORAGE SEGMENT

Gas transported in billions of British thermal units (Bbtu)......           351,791          --      1,018,307             --

Gas transportation revenues (thousands of dollars)...............       $   111,106  $       --   $    300,957   $         --
______________________________________________

The above information does not include the Company's Texas operations, which were sold effective January 1, 2003 and are reported as discontinued operations in the Consolidated Statement of Operations for the respective periods. The 30-year measure of weather is used above for consistent external reporting purposes. Measures of normal weather used by the Company's regulatory authorities to set rates vary by jurisdiction. Periods used to measure normal weather for regulatory purposes range from 10 years to 30 years.

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

On April 3, 2003, the Company entered into a short-term credit facility in the amount of $140,000,000 (the Short Term Facility), that matured April 1, 2004. The Short-Term Facility was increased to $150,000,000 as of September 25, 2003. Also on April 3, 2003, the Company amended the terms and conditions of its $225,000,000 long-term credit facility (the Long-Term Facility), which expires on May 29, 2004. The Company has additional availability under uncommitted line of credit facilities (Uncommitted Facilities) with various banks. Borrowings under the facilities are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. The Short-Term Facility and the Long-Term Facility (together, the Facilities) are subject to a commitment fee based on the rating of the Senior Notes. The Company is in the process of entering a new five-year credit facility that will replace the Short Term Facility and the Long Term Facility. The Company expects that the new facility will contain substantially similar terms and conditions as the existing facilities. As of March 31, 2004, the commitment fees were an annualized 0.15% on the Facilities. The interest rate on borrowings on the Facilities is calculated based upon a formula using the LIBOR or prime interest rates. There were no borrowings outstanding under the Facilities at May 7, 2004.

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

On March 12, 2004, Panhandle Energy issued $200,000,000 of its 2.75% Senior Notes due 2007, the proceeds of which were used to fund the redemption of the remaining $146,080,000 principal amount of its 6.125% Senior Notes due 2004 that matured on March 15, 2004 and to provide working capital to the Company, pending the repayment of the $52,455,000 principal amount of Panhandle Energy's 7.875% Senior Notes due 2004 that mature on August 15, 2004.

The principal sources of funds during the three-month period ended March 31, 2004 were $239,270,000 in cash flow from operations and $200,000,000 from the issuance of long-term debt. This provided funds of $162,691,000 for the repayment of debt, $176,500,000 for the repayment of borrowings under the revolving credit facilities and $43,331,000 for on-going property, plant and equipment additions.

The principal sources of funds during the nine-month period ended March 31, 2004 were $750,000,000 from the issuance of long-term debt, $230,000,000 from the issuance of preferred stock and $230,490,000 in cash flow from operations. This provided funds of $879,844,000 for the repayment of debt and capital lease obligations, $176,000,000 for the repayment of borrowings under the revolving credit facilities and $154,422,000 for on-going property, plant and equipment additions.

The effective interest rate under the Company's current debt structure is 5.29% (including interest and the amortization of debt issuance costs and redemption premiums on refinanced debt).

The Company retains its borrowing availability under the Long Term Facility and is in negotiations with its bank groups to enter into a replacement Long Term Facility, as discussed above. The Company expects to be able to raise sufficient new commitments from banks to fully replace the existing commitments, although the ability to replace such commitments will be subject to future economic conditions and financial, business and other factors beyond the Company's control. Borrowings under these credit facilities will continue to be used, as needed, to provide funding for the seasonal working capital needs of the Company. Internally-generated funds from operations will be used principally for the Company's ongoing construction and maintenance programs, operational needs and the periodic reduction of outstanding debt.

The Company has an effective shelf registration statement on file with the Securities and Exchange Commission for a total principal amount of $800,000,000 in securities of which $42,170,000 in securities is available for issuance as of May 7, 2004, which may be issued by the Company in the form of debt securities, common stock, preferred stock, guarantees, warrants to purchase common stock, preferred stock and debt securities, stock purchase contracts, stock purchase units and depositary shares in the event that the Company elects to offer fractional interests in preferred stock, and also trust preferred securities to be issued by Southern Union Financing II and Southern Union Financing III. Southern Union may sell such securities up to such amounts from time to time, at prices determined at the time of any such offering.

On March 19, 2004, the Company filed a shelf registration with the Securities and Exchange Commission for a total principal amount of $1,000,000,000 in securities, including securities previously registered and not issued pursuant to the effective registration statement noted above, which may be issued by the Company in the form of debt securities, common stock, preferred stock, guarantees, warrants to purchase common stock, preferred stock and debt securities, stock purchase contracts, stock purchase units and depositary shares in the event that the Company elects to offer fractional interests in preferred stock, and also trust preferred securities to be issued by Southern Union Financing II and Southern Union Financing III. Upon the Securities and Exchange Commission declaring this shelf effective, Southern Union may sell such securities up to such amounts from time to time, at prices determined at the time of any such offering.

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

OTHER MATTERS

CUSTOMER CONCENTRATIONS. In the Transportation and Storage segment, aggregate sales to Panhandle Energy's top 10 customers accounted for 71% of segment operating revenues and 18% of total consolidated operating revenues for the nine-month period ended March 31, 2004. This included sales to ProLiance Energy, LLC, a nonaffiliated local distribution company and gas marketer, which accounted for 17% of segment operating revenues, sales to BG LNG Services, a nonaffiliated gas marketer, which accounted for 15% and sales to CMS Energy Corporation, Panhandle Energy's former parent, which accounted for 11% of segment operating revenues. No other customer accounted for 10% or more of the Transportation and Storage segment operating revenues, and no customer accounted for 10% or more of total consolidated operating revenues, for the nine-month period ended March 31, 2004.

CASH MANAGEMENT. On October 25, 2003, FERC issued the final rule in Order No. 634-A on the regulation of cash management practices. Order No. 634-A requires all FERC-regulated entities that participate in cash management programs (i) to establish and file with FERC for public review written cash management procedures including specification of duties and responsibilities of cash management program participants and administrators, specification of the methods for calculating interest and allocation of interest income and expenses, and specification of any restrictions on deposits or borrowings by participants, and
(ii) to document monthly cash management activity. In compliance with FERC Order No. 634-A, Panhandle Energy filed its cash management plan with FERC on December 11, 2003.

PIPELINE SAFETY NOTICE OF PROPOSED RULEMAKING. On December 12, 2003, the U.S. Department of Transportation issued a final rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in "high consequence areas." The final rule takes effect on January 14, 2004 and incorporates requirements of the Pipeline Safety Improvement Act, enacted in December 2002. Although the Company cannot predict the actual costs of compliance with this rule, it does not expect the order to have a material incremental effect on the Company's Transportation and Storage segment operations because such required activities were already being undertaken.

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

CAPITAL EXPENDITURES. Capital expenditures, which consist primarily of expenditures to expand and maintain the Company's gas distribution and pipeline systems, were $154,422,000 and $43,331,000 for the nine- and three- month periods ended March 31, 2004, respectively. Capital expenditures for the year ended June 30, 2004, excluding capital expenditures for the Trunkline LNG expansion, modification and pipeline loop, are presently anticipated to be approximately $150,000,000.

On February 2, 2004, the Company announced a Phase II modification at Trunkline LNG to expand the capacity of the facility to a sustained send out of 1.8 Bcf per day and a peak send out of 2.1 Bcf per day. In addition, Trunkline will construct a 23-mile loop pipeline from the Trunkline LNG facility that will increase the takeaway capacity from 1.3 Bcf per day to 2.1 Bcf per day. The total cost of these projects is expected to be approximately $115,000,000, excluding capitalized interest. It is anticipated that the 23-mile loop pipeline will be in service by mid 2005 and that the Phase II modification will be completed by mid 2006. Including Trunkline LNG's Phase I, Phase II and the 23-mile loop pipeline construction, total capital expenditures are expected to approximately $250,000,000 of which approximately $44,000,000 has been spent to date in fiscal 2004, and are expected to generate approximately $80,000,000 of annualized revenue, once all projects are in service.

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


CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), and with the participation of personnel from our Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2004 and have communicated that determination to the Audit Committee of our Board of Directors.

CHANGES IN INTERNAL CONTROLS

There have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to their evaluation for the quarterly period ended March 31, 2004.

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

REPORTS ON FORM 8-K:

The Company filed the following Current Reports on Form 8-K during the quarter ended March 31, 2004:

DATE FILED                       DESCRIPTION OF FILING
--------------------------------------------------------------------------------


2/2/2004  Announcement of operating  performance  for the quarter ended December
               31, 2003 and 2002 and filing, under Item 12, summary statements of income of Southern Union Company for the quarter ended December 31, 2003 and 2002 (unaudited) and notes thereto; also filing under Item 5, the press release issued by Southern Union Company announcing the agreement between its subsidiary, Trunkline LNG Company, and BG LNG Services, LLC, (a subsidiary of BG Group of the United Kingdom), for the proposed Phase II modification of Trunkline LNG's Lake Charles, LA, liquefied natural gas terminal, and an agreement between its subsidiary, Trunkline Gas Company, and BG LNG Services, LLC for the construction of a 23-mile pipeline from the LNG terminal to the mainline of Trunkline Gas Company.


3/12/2004 Furnishing under Item 9, the press  release  issued by Southern  Union
               Company announcing the closing of a private placement offering of $200,000,000 of 2.75% Senior Notes due 2007, Series A, by its wholly-owned subsidiary, Panhandle Eastern Pipe Line Company, LLC.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES











Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                        SOUTHERN UNION COMPANY
                                                        ----------------------
                                                            (Registrant)






Date       May 14, 2004                               By   DAVID J. KVAPIL
     -------------------------                             ---------------------
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


Date:  May 14, 2004

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


Date:  May 14, 2004

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

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Form 10-Q of Southern Union Company (the "Company") for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George L. Lindemann, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



GEORGE L. LINDEMANN
----------------------------------------------------------
George L. Lindemann
Chairman of the Board and
Chief Executive Officer
May 14, 2004



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

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Form 10-Q of Southern Union Company (the "Company") for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Kvapil, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




DAVID J. KVAPIL
----------------------------------------------------------
David J. Kvapil
Executive Vice President and
Chief Financial Officer
May 14, 2004




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