Form 10-K/A
period 2003-06-30
SOUTHERN UNION CO
filed 2004-06-28
CIK 203248

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-K/A


 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934


       For the Fiscal Year Ended June 30, 2003

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

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
           -----

Indicate by check mark whether the registrant is an Accelerated Filer (as defined in Exchange Act Rule 12D-2).
Yes   X      No
    -----        -----

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 15, 2003 was $911,650,000. The number of shares of the registrant's Common Stock outstanding on September 15, 2003 was 72,890,475.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders for the year ended June 30, 2003, are incorporated by reference in Parts II and IV.

Portions of the registrant's proxy statement for its annual meeting of stockholders to be held on November 4, 2003, are incorporated by reference into
Part III.

================================================================================

                                  EXHIBIT INDEX



Exhibit
   No.                                   Description
-------      -------------------------------------------------------------------




23.1 Consent of Independent Registered Public Accounting Firm, Parente Randolph PC, with respect to Southern Union Savings Plan.



23.2 Consent of Independent Registered Public Accounting Firm, Parente Randolph PC, with respect to Southern Union Company ProvEnergy Voluntary Investment Plan.


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



99.1 Financial Statements and Supplemental Schedules required by Form 11-K for the Southern Union Savings Plan for the fiscal year ended December 31, 2003, and Financial Statements and Supplemental Schedules required by Form 11-K for the Southern Union Company ProvEnergy Voluntary Investment Plan for the three-month period ended March 31, 2003*.











--------------------------------------------------------------------------------
*The financial statements and supplemental schedules of the Southern Union
 Savings Plan and Southern Union Company ProvEnergy Voluntary Investment Plan have been filed in paper.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         SOUTHERN UNION COMPANY
                                  ---------------------------------
                                            (Registrant)







Date   June 28, 2004        By     DAVID J. KVAPIL
     --------------------         ---------------------------------
                                  David J. Kvapil
                                  Executive Vice President and Chief
                                  Financial Officer
                                  (Principal Accounting Officer)

                                                                    Exhibit 23.1

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-37261) pertaining to the Southern Union Savings Plan of our report dated June 25, 2004, with respect to the financial statements and supplemental schedule of the Southern Union Savings Plan as of and for the year ended December 31, 2003, which report appears in this Form 10-K/A of Southern Union Company.





Parente Randolph, PC
Wilkes-Barre, Pennsylvania
June 25, 2004

                                                                    Exhibit 23.2

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-47144) pertaining to the Southern Union Company ProvEnergy Voluntary Investment Plan of our report dated January 13, 2004, with respect to the financial statements of the Southern Union Company ProvEnergy Voluntary Investment Plan as of and for the three-month period ended March 31, 2003, which report appears in this Form 10-K/A of Southern Union Company.





Parente Randolph, PC
Wilkes-Barre, Pennsylvania
June 28, 2004

                                                                    Exhibit 31.1
                                 CERTIFICATIONS

I, George L. Lindemann, certify that:

(1) I have reviewed this amended annual report on Form 10-K/A of Southern Union Company;

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


Date:  June 28, 2004

GEORGE L. LINDEMANN
--------------------------------
George L. Lindemann
Chairman of the Board and
Chief Executive Officer

                                                                    Exhibit 31.2




                                 CERTIFICATIONS

I, David J. Kvapil, certify that:

(1) I have reviewed this amended annual report on Form 10-K/A of Southern Union Company;

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


Date:  June 28, 2004

DAVID J. KVAPIL
-----------------------------------
David J. Kvapil
Executive Vice President and
Chief Financial Officer
(principal financial officer)

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



         In connection with the Form 10-K/A of Southern Union Company (the "Company") for the year ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George L. Lindemann, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



GEORGE L. LINDEMANN
---------------------------------
George L. Lindemann
Chairman of the Board and
Chief Executive Officer
June 28, 2004



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

                                                                    Exhibit 32.2






                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



         In connection with the Form 10-K/A of Southern Union Company (the "Company") for the year ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Kvapil, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





DAVID J. KVAPIL
-------------------------------
David J. Kvapil
Executive Vice President and
Chief Financial Officer
June 28, 2004





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

                                                         Exhibit 99.1 -- Page 1
                                                             2003 Annual Report
                                                                      Form 10-K


                                     FORM SE
                  FORM FOR SUBMISSION OF PAPER FORMAT EXHIBITS
                              BY ELECTRONIC FILERS



               Southern Union Company                             0000203248
----------------------------------------------------        --------------------
Exact name of registrant as specified in charter           Registrant CIK Number


Form 11-K for the fiscal year ended December 31, 2003               1-6407
-----------------------------------------------------      ---------------------
Electronic report, schedule or registration statement         SEC file number,
of  which the documents are a part (give period of report)       if available




                             Not Applicable ("N/A")
  --------------------------------------------------- ----------------------
        Name of Person Filing the Document (If Other than the Registrant)


                                   SIGNATURES


Filings Made By the Registrant:

     The Registrant has duly caused this form to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Wilkes-Barre, State of Pennsylvania, June 28, 2004.



                               Southern Union Company
                               ----------------------
                               (Registrant)

                               By:  DAVID J. KVAPIL
                                    ------------------------------
                                    David J. Kvapil
                                    Executive Vice President and Chief
                                    Financial Officer
                                    (Principal Accounting Officer)
                                    ------------------------------
                                    (Name and Title)