Form 10-K
period 2004-06-30
SOUTHERN UNION CO
filed 2004-09-01
CIK 203248

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K


 X              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
---                   THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2004

                                       OR

---           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 1-6407

                             SOUTHERN UNION COMPANY
             (Exact name of registrant as specified in its charter)

           Delaware                                        75-0571592
(State or other jurisdiction of                        (I.R.S.Employer
incorporation or organization)                         Identification No.)

 One PEI Center, Second Floor                                 18711
 Wilkes-Barre,Pennsylvania                                  (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (570) 820-2400

           Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class               Name  of  each  exchange  on  which registered
-------------------               ----------------------------------------------

Common Stock, par value           New York Stock Exchange
  $1 per share
7.55% Depositary Shares           New York Stock Exchange
5.75% Equity Units                New York Stock Exchange

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
Yes   X      No
    ----       ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Indicate by check mark whether the registrant is an Accelerated Filer (as defined in Exchange Act Rule 12D-2). Yes X No
                                        ----  ----
The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of December 31, 2003 was $1,002,204,375 (based on the closing sales price of Common Stock on the New York Stock Exchange on December 31,
2003). For purposes of this calculation, shares held by non-affiliates exclude only those shares beneficially owned by executive officers, directors and stockholders of more than ten percent of the Common Stock of the Company.

The number of shares of the registrant's Common Stock outstanding on August 16, 2004 was 81,886,254.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for its annual meeting of stockholders to be held on October 28, 2004, are incorporated by reference into
Part III.

================================================================================

                                     PART I

ITEM 1.    Business.

                                  Our Business

Introduction

Southern Union Company (Southern Union and together with its subsidiaries, the Company) was incorporated under the laws of the State of Delaware in 1932. The Company is primarily engaged in the transportation, storage and distribution of natural gas in the United States. The Company's interstate natural gas transportation and storage operations are conducted through Panhandle Eastern Pipe Line Company, LP and its subsidiaries (hereafter collectively referred to as Panhandle Energy), which operate more than 10,000 miles of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the Panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes regions. Panhandle Energy also operates a liquefied natural gas
(LNG) import terminal, located on Louisiana's Gulf Coast, which is one of the largest operating LNG facilities in North America based on current send out capacity. The Company's local natural gas distribution operations are conducted through its three regulated utility divisions, Missouri Gas Energy, PG Energy and New England Gas Company, which collectively serve over 960,000 residential, commercial and industrial customers in Missouri, Pennsylvania, Rhode Island and Massachusetts.

Acquisition of Panhandle Energy - On June 11, 2003, Southern Union acquired Panhandle Energy from CMS Energy Corporation for approximately $581,729,000 in cash and 3,000,000 shares of Southern Union common stock (before adjustment for subsequent stock dividends) valued at approximately $48,900,000 based on market prices at closing of the Panhandle Energy acquisition and in connection therewith incurred transaction costs of approximately $31,922,000. At the time of the acquisition, Panhandle Energy had approximately $1,157,228,000 of debt principal outstanding that it retained. The Company funded the cash portion of the acquisition with approximately $437,000,000 in cash proceeds it received for the January 1, 2003 sale of its Texas operations, approximately $121,250,000 of the net proceeds it received from concurrent common stock and equity unit offerings (see Note X - Stockholders' Equity) and with working capital available to the Company. The Company structured the Panhandle Energy acquisition and the sale of its Texas operations to qualify as a like-kind exchange of property under Section 1031 of the Internal Revenue Code of 1986, as amended. The acquisition was accounted for using the purchase method of accounting in accordance with accounting principles generally accepted within the United States of America with the purchase price paid and acquisition costs incurred by the Company allocated to Panhandle Energy's net assets as of the acquisition date. The Panhandle Energy assets acquired and liabilities assumed have been recorded at their estimated fair value as of the acquisition date based on the results of outside appraisals. Panhandle Energy's results of operations have been included in the Consolidated Statement of Operations since June 11, 2003. Thus, the Consolidated Statement of Operations for the periods subsequent to the acquisition is not comparable to the same periods in prior years.

Panhandle Energy is primarily engaged in the interstate transportation and storage of natural gas and also provides LNG terminalling and regasification services and is subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC). The Panhandle Energy entities include Panhandle Eastern Pipe Line Company, LP (Panhandle Eastern Pipe Line), Trunkline Gas Company, LLC (Trunkline), a wholly-owned subsidiary of Panhandle Eastern Pipe Line, Sea Robin Pipeline Company (Sea Robin), a Louisiana joint venture and an indirect wholly-owned subsidiary of Panhandle Eastern Pipe Line, Trunkline LNG Company, LLC (Trunkline LNG) which is a wholly-owned subsidiary of Trunkline LNG Holdings, LLC (LNG Holdings), an indirect wholly-owned subsidiary of Panhandle Eastern Pipe Line and Pan Gas Storage, LLC (d.b.a. Southwest Gas Storage), a wholly-owned subsidiary of Panhandle Eastern Pipe Line. Collectively, the pipeline assets include more than 10,000 miles of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the Panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes region. The pipelines have a combined peak day delivery capacity of 5.4 billion cubic feet (Bcf) per day and 72 Bcf of owned underground storage capacity and 6.3 Bcf of above ground LNG storage capacity. Trunkline LNG, located on Louisiana's Gulf Coast, operates one of the largest LNG import terminals in North America, based on current send out capacity.

Sale of Southern Union Gas and Related Assets - Effective January 1, 2003, the Company completed the sale of its Southern Union Gas natural gas operating division and related assets to ONEOK, Inc. (ONEOK) for approximately $437,000,000 in cash resulting in a pre-tax gain of $62,992,000. In addition to Southern Union Gas, the sale involved the disposition of Mercado Gas Services, Inc. (Mercado), SUPro Energy Company (SUPro), Southern Transmission Company
(STC), Southern Union Energy International, Inc. (SUEI), Southern Union International Investments, Inc. (Investments) and Norteno Pipeline Company (Norteno) (collectively, the Texas Operations). Southern Union Gas distributed natural gas as a public utility to approximately 535,000 customers throughout Texas, including the cities of Austin, El Paso, Brownsville, Galveston and Port Arthur. Mercado marketed natural gas to commercial and industrial customers. SUPro provided propane gas services to approximately 4,000 customers located principally in Austin, El Paso and Alpine, Texas as well as Las Cruces, New Mexico and surrounding communities. STC owned and operated 118.8 miles of intrastate pipeline that served commercial, industrial and utility customers in central, southern and coastal Texas. SUEI and Investments participated in energy-related projects internationally. Energia Estrella del Sur, S. A. de C. V., a wholly-owned Mexican subsidiary of SUEI and Investments, had a 43% equity ownership in a natural gas distribution company, along with other related operations, which served 23,000 customers in Piedras Negras, Mexico, across the border from Southern Union Gas' Eagle Pass, Texas service area. Norteno owned and operated interstate pipelines that served the gas distribution properties of Southern Union Gas and the Public Service Company of New Mexico. Norteno also transported gas through its interstate network to the country of Mexico for Pemex Gas y Petroquimica Basica. In accordance with accounting principles generally accepted in the United States of America, the results of operations and gain on sale have been segregated and reported as "discontinued operations" in the Consolidated Statement of Operations and as "assets held for sale" in the Consolidated Statement of Cash Flows for the respective periods.

Other Sales - In July 2001, the Company implemented a Cash Flow Improvement Plan that was designed to increase annualized pre-tax cash flow from operations by at least $50 million by the end of fiscal year 2002. The three-part initiative was composed of strategies designed to achieve results enabling its utility divisions to meet their allowed rates of return, restructure its corporate operations, and accelerate the sale of non-core assets and use the proceeds exclusively for debt reduction. In connection with the Cash Flow Improvement Plan and subsequent strategic initiatives, the Company sold certain non-core subsidiaries and assets described below during the three-year period ended June 30, 2004.

                   Subsidiary or Asset Sold               Date Sold       Proceeds         Pre-tax  Gain(Loss)
-----------------------------------------------------    --------------   -------------    --------------------


ProvEnergy Power Company LLC (a)                          October 2003     $ 2,175,000      $(1,150,000)
PG Energy Services' propane operations (b)                April 2002         2,300,000        1,200,000
Carrizo Springs Pipeline (c)                              December 2001      1,000,000          561,000
South Florida Natural Gas and Atlantic Gas
    Corporation (d)                                       December 2001     10,000,000       (1,500,000)
Morris Merchants, Inc. (e)                                October 2001       1,586,000               --
Valley Propane, Inc. (f)                                  September 2001     5,301,000               --
ProvEnergy Oil Enterprises (g)                            August 2001       15,776,000               --
PG Energy Services' commercial and
    industrial gas marketing contracts                    July 2001          4,972,000        4,653,000

----------------------------------------------------
(a) Provided outsourced energy management services and owned 50% of Capital Center Energy Company LLC.
(b) Sold liquid propane to residential, commercial and industrial customers in northeastern and central Pennsylvania.
(c) Asset was a 43-mile pipeline operated by Southern Transmission Company.
(d) South Florida Natural Gas was a natural gas division of Southern Union and Atlantic Gas Corporation was a propane subsidiary of the Company.
(e) Served as a manufacturers' representative agency for franchised plumbing and heating supplies throughout New England.
(f) Sold liquid propane to residential, commercial and industrial customers in Rhode Island and Massachusetts.

(g) Operated a fuel oil distribution business through its subsidiary, ProvEnergy Fuels, Inc. for residential and commercial customers in Rhode Island and Massachusetts.

                                Business Segments

The Company's operations include two reportable segments:

o The Transportation and Storage segment, which is primarily engaged in the interstate transportation and storage of natural gas in the Midwest and Southwest and also provides LNG terminalling and regasification services. Its operations are conducted through Panhandle Energy, which the Company acquired on June 11, 2003;

o The Distribution segment, which is primarily engaged in the local distribution of natural gas in Missouri, Pennsylvania, Rhode Island and Massachusetts. Its operations are conducted through the Company's three regulated utility divisions: Missouri Gas Energy, PG Energy and New England Gas Company.

For a more detailed description of the Company's  reportable segments,  see Item
1. Business - Transportation and Storage Segment and Item 1. Business - Distribution Segment.

The Company's operations also include certain subsidiaries established to support and expand natural gas sales and other energy sales, which are not included in the Transportation and Storage segment or the Distribution segment. These subsidiaries, described below, do not meet the quantitative thresholds for determining reportable segments and have been combined for disclosure purposes in the "All Other" category (for information about the revenues, operating income (which the Company formerly referred to as net operating revenues), assets and other financial information relating to the All Other category, see
Note XXI - Reportable Segments).

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

o Fall River Gas Appliance Company, Inc. rents water heaters and conversion burners (primarily for residential use) to over 16,400 customers and offers service contracts on gas appliances in the city of Fall River and the towns of Somerset, Swansea and Westport, all located in southeastern Massachusetts.

o Valley Appliance and Merchandising Company (VAMCO) rents natural gas burning appliances and offers appliance service contract programs to residential customers. In fiscal 2002, VAMCO provided construction management services for natural gas-related projects to commercial and industrial customers.

o PG Energy Services, Inc. (Energy Services) offers the inspection, maintenance and servicing of residential and small commercial gas-fired equipment to 16,100 residential and commercial users primarily in central and northeastern Pennsylvania.

o Alternate Energy Corporation is an energy consulting firm that also retains patents on a natural gas/diesel co-firing system and on "Passport" FMS (Fuel Management System) which monitors and controls the transfer of fuel on dual-fuel equipment.

The Company also has corporate operations that do not generate operating revenues. Corporate functions include Accounting, Corporate Communications, Human Resources, Information Technology, Internal Audit, Investor Relations, Legal, Payroll, Purchasing, Risk Management, Tax and Treasury.

The Company also maintains a venture capital investment portfolio. The Company's significant venture capital investments are listed below.

o PointServe, Inc. (PointServe) --The Company has a remaining investment of $2,603,000 in PointServe, a business-to-business online scheduling solution, after recording non-cash charges of $1,603,000 and $10,380,000 during fiscal 2004 and 2002, respectively to recognize a decrease in fair value. The Company recognized these valuation adjustments to reflect significant lower private equity valuation metrics and changes in the business outlook of PointServe. PointServe is a closely held, privately owned company and, as such, has no published market value.

o Advent Networks, Inc. (Advent) -- Southern Union has a $5,433,000 equity interest in Advent and holds $11,500,000 of convertible notes receivable from Advent. Additionally, a wholly owned subsidiary of Southern Union has guaranteed a $4,000,000 line of credit between Advent and a bank. Advent's UltraBand(TM) technology is expected to deliver digital broadband services 40 times faster than digital subscriber lines (DSL) or cable modems, and 1,000 times faster than dial-up modems, over the "last mile". UltraBand(TM) should provide cable network overbuilders a competitive advantage with its capability to deliver content at a quality and speed that cannot be provided over cable modem. All of the convertible notes bear interest at 10% per annum and convert into equity at a ratio determined upon the next equity financing of Advent or upon a change of control of Advent. The convertible notes are due on demand at the request of Southern Union.
     Advent is a closely held, privately owned company and, as such, has no published market value. Certain Southern Union executive officers, directors and employees have invested an aggregate of approximately $2,600,000 in Advent and beneficially own in the aggregate approximately three percent equity ownership interest in Advent either directly, indirectly or through a partnership unrelated to Southern Union through which such persons vote their beneficial interest at their own discretion. As a result of an early round of financings, the Company has the right to name one of seven directors to the Advent Board. However, currently Thomas
     F. Karam and John E. Brennan, officers and directors of the Company, serve as the Company's representatives on the Advent Board of Directors.

The Company reviews its portfolio of investment securities on a quarterly basis to determine whether a decline in value is other than temporary. Factors that are considered in assessing whether a decline in value is other than temporary include, but are not limited to: earnings trends and asset quality; near term prospects and financial condition of the issuer; financial condition and prospects of the issuer's region and industry; and Southern Union's intent and ability to retain the investment. If Southern Union determines that the decline in value of an investment security is other than temporary, it will record a charge on its Consolidated Statement of Operations to reduce the carrying value of the security to its estimated fair value.

                       Transportation and Storage Segment

Services

The Transportation and Storage segment is primarily engaged in the interstate transportation and storage of natural gas in the Midwest and Southwest, and also provides LNG terminalling and regasification services. Its operations are conducted through Panhandle Energy, which the Company acquired on June 11, 2003. In fiscal 2004, this segment represented 27 percent of the Company's total operating revenues.

Panhandle Energy owns and operates a large natural gas pipeline network consisting of more than 10,000 miles of pipeline. The pipeline network, consisting of the Panhandle Eastern Pipe Line transmission system, the Trunkline transmission system and the Sea Robin transmission system provides approximately 500 customers in the Midwest and Southwest with a comprehensive array of transportation and storage services. Panhandle Eastern Pipe Line's transmission system, with approximately 6,500 miles of pipeline, consists of four large diameter pipelines extending approximately 1,300 miles from producing areas in the Anadarko Basin of Texas, Oklahoma and Kansas through the states of Missouri, Illinois, Indiana, Ohio and into Michigan. Trunkline's transmission system, with approximately 3,500 miles of pipeline, consists of two large diameter pipelines extending approximately 1,400 miles from the Gulf Coast areas of Texas and Louisiana through the states of Arkansas, Mississippi, Tennessee, Kentucky, Illinois and Indiana to a point on the Indiana-Michigan border. Sea Robin's transmission system consists of two offshore Louisiana natural gas supply systems and is comprised of approximately 400 miles of pipeline extending approximately 81 miles into the Gulf of Mexico.

Panhandle Energy has approximately 87 Bcf of total storage available for use in connection with its gas transmission systems. Panhandle Energy owns and operates 47 compressor stations, and has five gas storage fields located in Illinois, Kansas, Louisiana, Michigan and Oklahoma and with a combined maximum working storage capacity of 72 Bcf. Panhandle Energy also has contracts with third parties that provide for approximately 15 Bcf of storage.

Through Trunkline LNG, Panhandle Energy owns and operates a LNG terminal in Lake Charles, Louisiana, which is one of the largest operating LNG facilities in North America based on its sustainable send out capacity of approximately .63
Bcf per day. Trunkline LNG is currently in the process of expanding the terminal, which will increase sustainable send out capacity to approximately 1.2 Bcf per day and increase terminal storage capacity to 9 Bcf from the current 6.3 Bcf. BG LNG Services has contract rights for the .57 Bcf per day of additional capacity. Construction on the Trunkline LNG expansion project (Phase I) commenced in September 2003 and is expected to be completed with an estimated cost totaling $137 million, plus capitalized interest, by the end of the 2005 calendar year. In February 2004, Trunkline LNG filed a further incremental LNG expansion project (Phase II) with FERC and is awaiting commission approval. Phase II is estimated to cost approximately $77 million, plus capitalized interest, and would increase the LNG terminal sustainable send out capacity to
1.8 Bcf per day. Phase II has an expected in-service date of mid-calendar 2006. BG LNG Services has contracted for all the proposed additional capacity, subject to Trunkline LNG achieving certain construction milestones at this facility.

In February 2004, Trunkline filed an application with FERC to request approval of a 30-inch diameter, 23-mile natural gas pipeline loop from the LNG terminal. The estimated cost of this pipeline expansion is approximately $41 million, plus capitalized interest. The pipeline creates additional transport capacity in association with the Trunkline LNG expansion and also includes new and expanded delivery points with major interstate pipelines.

A significant portion of Panhandle Energy's revenue comes from reservation fees related to long-term service agreements with local distribution company customers and their affiliates. Panhandle Energy also provides firm transportation services under contract to gas marketers, producers, other pipelines, electric power generators, and a variety of other end-users. In addition, the pipelines offer both firm and interruptible transportation to customers on a short-term or seasonal basis. Demand for gas transmission on Panhandle Energy's pipeline systems is somewhat seasonal, with the highest throughput and a higher portion of annual operating revenues and net earnings occurring in the traditional winter heating season in the first and fourth calendar quarters. In fiscal 2004 and 2003 (from June 12 to June 30, 2003), Panhandle Energy's combined throughput was 1,321 trillion British thermal units
(TBtu) and 69 TBtu, respectively.

In fiscal 2004, Panhandle Energy's operating revenues were $491,083,000, of which 86 percent was generated from transportation and storage services, 12 percent from LNG terminalling services, and 2 percent from other services. Aggregate sales to Panhandle Energy's top ten customers accounted for 70 percent of the segment's operating revenues in fiscal 2004 (see Item 7. Management's Discussion and Analysis - Other Matters (Customer Concentrations)). Panhandle Energy has no single customer, or group of customers under common control, which accounted for ten percent or more of the Company's total operating revenues in fiscal 2004.

For information about the operating revenues, operating income, assets and other financial information relating to the Transportation and Storage segment, see
ITEM 7. Management's Discussion and Analysis - Business Segment Results and Note XXI - Reportable Segments.

Regulation

Panhandle Energy is subject to regulation by various federal, state and local governmental agencies, including those specifically described below. See also
Item 1. Business - Environmental.

FERC has comprehensive jurisdiction over Panhandle Eastern Pipe Line, Southwest Gas Storage, Trunkline, Trunkline LNG and Sea Robin as natural gas companies within the meaning of the Natural Gas Act of 1938. FERC jurisdiction relates, among other things, to the acquisition, operation and disposal of assets and facilities and to the service provided and rates charged.

FERC has authority to regulate rates and charges for transportation or storage of natural gas in interstate commerce. FERC also has authority over the construction and operation of pipeline and related facilities utilized in the transportation and sale of natural gas in interstate commerce, including the extension, enlargement or abandonment of service using such facilities. Panhandle Eastern Pipe Line, Trunkline, Sea Robin, Trunkline LNG, and Southwest Gas Storage hold certificates of public convenience and necessity issued by FERC, authorizing them to construct and operate the pipelines, facilities and properties now in operation for which such certificates are required, and to transport and store natural gas in interstate commerce.

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

For a discussion of the effect of certain FERC orders on Panhandle  Energy,  see
Item 7. Management's Discussion and Analysis - Other Matters.

Competition

Panhandle Energy's interstate pipelines compete with other interstate and intrastate pipeline companies in the transportation and storage of natural gas. The principal elements of competition among pipelines are rates, terms of service and flexibility, and reliability of service. Panhandle Energy's direct competitors include Alliance Pipeline LP, ANR Pipeline Company, Natural Gas Pipeline Company of America, Northern Border Pipeline Company, Texas Gas Transmission Corporation, Northern Natural Gas Company and Vector Pipeline.

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

                              Distribution Segment
Services

The Distribution segment is primarily engaged in the local distribution of natural gas in Missouri, Pennsylvania, Rhode Island and Massachusetts. Its operations are conducted through the Company's three regulated utility divisions: Missouri Gas Energy, PG Energy and New England Gas Company. Collectively, the utility divisions serve over 960,000 residential, commercial and industrial customers through local distribution systems consisting of 14,243 miles of mains, 9,605 miles of service lines and 76 miles of transmission lines. The utility divisions' operations are regulated as to rates and other matters by the regulatory commissions of the states in which each operates. The utility divisions' operations are generally sensitive to weather and seasonal in nature, with a significant percentage of annual operating revenues and net earnings occurring in the traditional winter heating season in the first and fourth calendar quarters. In fiscal 2004, this segment represented 72 percent of the Company's total operating revenues.

In fiscal 2004, 2003 and 2002, the Distribution segment's operating revenues were $1,304,000,000, $1,159,000,000 and $968,900,000, respectively; average customers served totaled 949,978, 944,657 and 935,229, respectively; and gas volumes sold or transported totaled 173,119 million cubic feet (MMcf), 188,333 MMcf and 166,793 MMcf, respectively. The Distribution segment has no single customer, or group of customers under common control, which accounted for ten percent or more of the Company's total operating revenues in fiscal 2004.

For information about the operating revenues, operating income, assets and other financial information relating to the Distribution segment, see ITEM 7. Management's Discussion and Analysis - Business Segment Results and Note XXI - Reportable Segments.

A description of each of the Company's regulated utility divisions follows.

Missouri Gas Energy - Missouri Gas Energy, headquartered in Kansas City, Missouri, serves approximately 503,000 customers in central and western Missouri (including Kansas City, St. Joseph, Joplin and Monett) through a local distribution system that consists of approximately 8,074 miles of mains, 5,022 miles of service lines and 47 miles of transmission lines. Its service territories have a total population of approximately 1.5 million. Missouri Gas Energy's natural gas rates are regulated by the Missouri Public Service Commission (MPSC) (see Item 1. Business - Regulation and Rates).

The Missouri Gas Energy customers served, gas volumes sold or transported and weather-related information for the past three fiscal years are as follows:

                                                                                     Year  Ended June 30,
                                                                                   -------------------------
                                                                                   2004       2003      2002
                                                                                   ----       ----      ----
Average number of customers:
     Residential ............................................................... 432,037    430,861    428,215
     Commercial ................................................................  61,957     60,774     58,749
     Industrial ................................................................      95         99         95
                                                                                --------   --------   --------
         Total average gas sales customers ..................................... 494,089    491,734    487,059
     Transportation customers ..................................................     786        461        378
                                                                                --------   --------   --------
         Total average gas sales and transportation customers .................. 494,875    492,195    487,437
                                                                                ========   ========   ========


Gas sales in millions of cubic feet (MMcf):
     Residential ...............................................................  36,880     39,821     35,039
     Commercial ................................................................  16,026     17,399     15,686
     Industrial ................................................................     338        391        417
                                                                                --------   --------    --------
         Gas sales billed ......................................................  53,244     57,611     51,142
     Net change in unbilled gas sales ..........................................     112         61        (16)
                                                                                --------   --------   --------
         Total gas sales .......................................................  53,356     57,672     51,126
     Gas transported ...........................................................  25,761     26,893     27,324
                                                                                --------   --------   --------
         Total gas sales and gas transported ...................................  79,117     84,565     78,450
                                                                                ========   ========   ========
Weather:
     Degree days (a)............................................................   4,770      5,105      4,419
     Percent of 10-year measure (b).............................................     92%         98%        85%
     Percent of 30-year measure (b).............................................     92%         98%        85%
--------------------------------------------------------------------------------

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

PG Energy - PG  Energy,  headquartered  in  Wilkes-Barre,  Pennsylvania,  serves approximately 159,000 customers in northeastern and central Pennsylvania (including Wilkes-Barre, Scranton and Williamsport) through a local distribution system that consists of approximately 2,514 miles of mains, 1,515 miles of service lines and 29 miles of transmission lines. Its service territories have a total population of approximately 755,000. PG Energy's natural gas rates are regulated by the Pennsylvania Public Utility Commission (PPUC) (see Item 1. Business - Regulation and Rates).

The  PG  Energy   customers   served,   gas  volumes  sold  or  transported  and
weather-related information for the past three fiscal years are as follows:

                                                                                        Year Ended June 30,
                                                                                        -------------------
                                                                                     2004      2003      2002
                                                                                     ----      ----      ----
Average number of customers:
     Residential ...............................................................   142,422    141,769   141,223
     Commercial ................................................................    14,384     14,141    13,707
     Industrial ................................................................       116        120       104
     Public authorities and other ..............................................       340        337       212
                                                                                  --------   --------  --------
         Total average customers served ........................................   157,262    156,367   155,246
     Transportation customers ..................................................       602        613       624
                                                                                  --------   --------  --------
         Total average gas sales and transportation customers ..................   157,864    156,980   155,870
                                                                                  ========   ========  ========

Gas sales in MMcf:
     Residential ...............................................................    17,133     18,372    15,053
     Commercial ................................................................     6,505      6,732     5,325
     Industrial ................................................................       379        376       277
     Public authorities and other ..............................................       290        334       145
                                                                                  --------   --------  --------
         Gas sales billed ......................................................    24,307     25,814    20,800
     Net change in unbilled gas sales ..........................................        34          4       (22)
                                                                                  --------  ---------  --------

         Total gas sales .......................................................    24,341     25,818    20,778
     Gas transported ...........................................................    26,007     28,366    26,976
                                                                                  --------   --------  --------
         Total gas sales and gas transported ...................................    50,348     54,184    47,754
                                                                                  ========   ========  ========
Weather:
     Degree days................................................................     6,240      6,654     5,373
     Percent of 10-year measure.................................................       100%       109%       89%
     Percent of 30-year measure.................................................       103%       106%       86%

New England Gas Company - New England Gas Company, headquartered in Providence, Rhode Island, serves approximately 301,000 customers in Rhode Island and Massachusetts (including Providence, Newport and Cumberland, Rhode Island and Fall River, North Attleboro and Somerset, Massachusetts) through a local distribution system that consists of approximately 3,655 miles of mains and 3,068 miles of service lines. Its service territories have a total population of approximately 1.2 million. In Rhode Island and Massachusetts, New England Gas Company's natural gas rates are regulated by the Rhode Island Public Utilities Commission (RIPUC) and Massachusetts Department of Telecommunications and Energy
(MDTE), respectively (see Item 1. Business -Regulation and Rates).

The New England Gas Company's customers served, gas volumes sold or transported and weather-related information for the past three fiscal years are as follows:

                                                                                           Year Ended June 30,
                                                                                           -------------------
                                                                                      2004        2003        2002
                                                                                      ----        ----        ----
Average number of customers:
     Residential ...............................................................    269,926      268,312     265,206
     Commercial ................................................................     25,798       25,442      21,696
     Industrial and irrigation .................................................        226          225       3,472
     Public authorities and other ..............................................         47           41          43
                                                                                   --------     --------    --------
         Total average customers served ........................................    295,997      294,020     290,417
     Transportation customers ..................................................      1,242        1,462       1,505
                                                                                   --------     --------    --------
         Total average gas sales and transportation customers ..................    297,239      295,482     291,922
                                                                                   ========     ========    ========
Gas sales in MMcf:
     Residential ...............................................................     24,194       25,481      19,975
     Commercial ................................................................      9,753        9,725       6,196
     Industrial and irrigation .................................................      1,968        2,055       3,271
     Public authorities and other ..............................................         25           28          23
                                                                                   --------     --------    --------
         Gas sales billed ......................................................     35,940       37,289      29,465
     Net change in unbilled gas sales ..........................................     (1,366)       1,336        (333)
                                                                                   --------     --------    --------
         Total gas sales .......................................................     34,574       38,625      29,132
     Gas transported ...........................................................      9,080       10,959      11,457
                                                                                   --------     --------    --------
         Total gas sales and gas transported ...................................     43,654       49,584      40,589
                                                                                   ========     ========    ========
Weather:
     Degree days................................................................      5,644        6,143       4,980

     Percent of 10-year measure.................................................         98%         111%        88%

     Percent of 30-year measure ................................................        102%         107%        85%


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

The majority of 2004 gas requirements for the utility operations of Missouri Gas Energy and PG Energy were delivered under short- and long-term transportation contracts through four major pipeline companies. The majority of 2004 gas requirements for the utility operations of New England Gas Company were delivered under long-term transportation contracts through four major pipeline companies. These contracts have various expiration dates ranging from calendar year 2005 through 2018. Missouri Gas Energy and New England Gas Company have firm supply commitments for all areas that are supplied with gas purchased under short- and long-term arrangements. PG Energy has firm supply commitments for all areas that are supplied with gas purchased under short-term arrangements. Missouri Gas Energy, PG Energy and New England Gas Company hold contract rights to over 17 Bcf, 11 Bcf and 7 Bcf of storage capacity, respectively, to assist in meeting peak demands. Storage capacity in 2004 approximated 31% of the utility operations' annual gas distribution volumes.

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

Competition between the use of fuel oils, natural gas and propane, particularly by industrial and electric generation customers has also increased, due to the volatility of natural gas prices and increased marketing efforts from various energy companies. In order to be more competitive with certain alternate fuels in Pennsylvania, PG Energy offers an Alternate Fuel Rate for eligible customers. This rate applies to commercial and industrial accounts that have the capability of using fuel oils or propane as alternate sources of energy. Whenever the cost of such alternate fuel drops below PG Energy's normal tariff rates, PG Energy is permitted by the PPUC to lower its price to these customers so that PG Energy can remain competitive with the alternate fuel. However, in no instance may PG Energy sell gas under this special arrangement for less than its average commodity cost of gas purchased during the month. Competition between the use of fuel oils, natural gas and propane, is generally greater in Pennsylvania and New England than in the Company's Missouri service area; however, this competition affects the nationwide market for natural gas. Additionally, the general economic conditions in the Company's regulated utility service areas continue to affect certain customers and market areas, thus impacting the results of the Company's operations.

The Company's regulated utility operations are not currently in significant direct competition with any other distributors of natural gas to residential and small commercial customers within their service areas. In 1999, the Commonwealth of Pennsylvania enacted the Natural Gas Choice and Competition Act, which extended the ability to choose suppliers to small commercial and residential customers as well. Effective April 29, 2000, all of PG Energy's customers have the ability to select an alternate supplier of natural gas, which PG Energy will continue to deliver through its distribution system under regulated transportation service rates (with PG Energy serving as supplier of last resort). Customers can also choose to remain with PG Energy as their supplier under regulated natural gas sales rates. In either case, the applicable rate results in the same net operating revenues to PG Energy. Despite customers' acquired right to choose, higher-than-normal wholesale prices for natural gas have prevented suppliers from offering competitive rates.

Regulation and Rates

The utility operations are regulated as to rates and other matters by the regulatory commissions of the states in which each operates. In Missouri and Pennsylvania, natural gas rates are established by the MPSC and PPUC, respectively, on a system-wide basis. In Rhode Island, the RIPUC approves natural gas rates for New England Gas Company. In Massachusetts, natural gas rates for New England Gas Company are subject to the regulatory authority of the MDTE.

The Company holds non-exclusive franchises with varying expiration dates in all incorporated communities where it is necessary to carry on its business as it is now being conducted. Providence, Rhode Island; Fall River, Massachusetts; Kansas City, Missouri; and St. Joseph, Missouri are the four largest cities in which the Company's utility customers are located. The franchise in Kansas City, Missouri expires in 2010. The Company fully expects this franchise to be renewed upon its expiration. The franchises in Providence, Rhode Island; Fall River, Massachusetts; and St. Joseph, Missouri are perpetual.

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

Missouri -- On November 4, 2003, Missouri Gas Energy filed a request with the MPSC to increase base rates by $44,800,000 and to implement a weather mitigation rate design that would significantly reduce the impact of weather-related fluctuations on customer bills. On January 30, 2004, Missouri Gas Energy filed an updated claim which raised the amount of the base rate increase request to $54,200,000. As of July 19, 2004, upon the close of the record and reflecting settlement of a number of issues, MGE's request stood at approximately
$39,000,000 and the MPSC Staff's recommendation stood at approximately $13,000,000. Statutes require that the MPSC reach a decision in the case within an eleven-month period from the original filing date. It is not presently possible to determine what action the MPSC will ultimately take with respect to this rate increase request.

Rhode Island -- On May 22, 2003, the RIPUC approved a Settlement Offer filed by New England Gas Company related to the final calculation of earnings sharing for the 21-month period covered by the Energize Rhode Island Extension settlement agreement. This calculation generated excess revenues of $5,277,000. The net result of the excess revenues and the Energize Rhode Island weather mitigation and non-firm margin sharing provisions was the crediting to customers of $949,000 over a twelve-month period starting July 1, 2003.

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

                                  Environmental

The Company is subject to federal, state and local laws and regulations relating to the protection of the environment. These evolving laws and regulations may require expenditures over a long period of time to control environmental impacts. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures.

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

The Company's interstate natural gas transportation operations are subject to federal, state and local regulations regarding water quality, hazardous and solid waste disposal and other environmental matters. The Company has identified environmental impacts at certain sites on its gas transmission systems and has undertaken cleanup programs at those sites. These impacts resulted from (i) the past use of lubricants containing polychlorinated bi-phenyls (PCBs) in compressed air systems; (ii) the past use of paints containing PCBs; (iii) the prior use of wastewater collection facilities; and (iv) other on-site disposal areas. The Company communicated with the United States Environmental Protection Agency (EPA) and appropriate state regulatory agencies on these matters, and has developed and is implementing a program to remediate such contamination in accordance with federal, state and local regulations. Some remediation is being performed by former Panhandle Energy affiliates in accordance with indemnity agreements that also indemnify against certain future environmental litigation and claims. The Company is also subject to various federal, state and local laws and regulations relating to air quality control. These regulations include rules relating to regional ozone control and hazardous air pollutants. The regional ozone control rules are known as State Implementation Plans (SIP) and are designed to control the release of nitrogen oxide (NOx) compounds. The rules related to hazardous air pollutants are known as Maximum Achievable Control Technology (MACT) rules and are the result of the 1990 Clean Air Act Amendments that regulate the emission of hazardous air pollutants from internal combustion engines and turbines.

See Item 7. Management's Discussion and Analysis - Other Matters (Cautionary Statement Regarding Forward-Looking Information) and Note XVIII - Commitments and Contingencies.

                                   Real Estate

The Company owns certain real estate that is neither material nor critical to its operations.

                                    Employees

As of July 31, 2004, the Company had 3,006 employees, of whom 2,139 are paid on an hourly basis and 867 are paid on a salary basis. Of the 2,139 hourly paid employees, unions represent 61%. Of those employees represented by unions, Missouri Gas Energy employs 36%, New England Gas Company employs 32%, Panhandle Energy employs 18% and PG Energy employs 14%.

Persons employed by segment are as follows: Distribution segment--1,862 persons; Transportation and Storage segment--1,060 persons; All Other subsidiary operations--20 persons. In addition, the corporate office of Southern Union employed a total of 64 persons.

Effective May 1, 2004, the Company agreed to five-year contracts with each bargaining-unit representing Missouri Gas Energy employees.

Effective April 1, 2004, the Company agreed to a three-year contract with a bargaining unit representing a portion of PG Energy employees. Effective, August 1, 2003, the Company agreed to a three-year contract with another bargaining unit representing the remaining PG Energy unionized employees.

Effective May 28, 2003, Panhandle Energy agreed to a three-year contract with a bargaining unit representing Panhandle Energy employees.

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

In August 2001, the Company implemented a corporate reorganization and restructuring which was initially announced in July 2001 as part of the Cash Flow Improvement Plan. Actions taken included (i) the offering of voluntary Early Retirement Programs ("ERPs") in certain of its Distribution segment operations and (ii) a limited reduction in force ("RIF") within its corporate operations. ERPs, providing for increased benefits for those electing retirement, were offered to approximately 325 eligible employees across the Distribution segment operations, with approximately 59% of such eligible employees accepting. The RIF was limited solely to certain corporate employees in the Company's Austin and Kansas City offices where forty-eight employees were offered severance packages (see Item 7. Management's Discussion and Analysis - Results of Operations (Business Restructuring Charges)).

The Company believes that its relations with its employees are good. From time to time, however, the Company may be subject to labor disputes. The Company did not experience any strikes or work stoppages during fiscal 2004 and 2003. During fiscal 2002, the Company and one of five bargaining units representing New England Gas Company employees (comprising approximately 8% of Southern Union's total workforce at that time) were unable to reach agreement on the renewal of a contract that expired in January 2002. The resulting work stoppage, which did not have a material adverse effect on the Company's results of operations, financial condition or cash flows for fiscal 2002, was settled in May 2002 when the Company and the bargaining unit agreed to a new five-year contract.

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

ITEM 3.  Legal Proceedings.

See Note XVIII - Commitments and Contingencies for a discussion of the Company's legal proceedings. See ITEM 7. Management's Discussion and Analysis - Other Matters (Cautionary Statement Regarding Forward-Looking Information).

ITEM 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders of Southern Union during the quarter ended June 30, 2004.

                                     PART II

ITEM 5.  Market  for the  Registrant's  Common  Stock  and  Related  Stockholder
         Matters.

                               Market Information

Southern Union's common stock is traded on the New York Stock Exchange under the symbol "SUG". The high and low sales prices (adjusted for any stock dividends) for shares of Southern Union common stock since July 1, 2002 are set forth below:

                                                                    $/Share
                                                                ---------------
                                                                 High       Low
                                                                ------     -----
July 1 to August 16, 2004...................................$   20.48     $18.00

(Quarter Ended)
    June 30, 2004...........................................    20.33      17.98
    March 31, 2004..........................................    18.81      16.90
    December 31, 2003.......................................    17.82      15.88
    September 30, 2003......................................    17.00      14.10

(Quarter Ended)
    June 30, 2003...........................................    16.19      10.98
    March 31, 2003..........................................    15.62      10.95
    December 31, 2002.......................................    15.41       9.21
    September 30, 2002......................................    15.48       9.25

                                     Holders

As of August 16, 2004, there were 6,876 holders of record of Southern Union's common stock and 81,886,254 shares of Southern Union's common stock outstanding. The holders of record do not include persons whose shares are held of record by a bank, brokerage house or clearing agency, but does include any such bank, brokerage house or clearing agency that is a holder of record. The shares as of August 16, 2004 reflect the 5% stock dividend distributed on August 31, 2004, as further discussed below.

On August 16, 2004, 62,294,648 shares of Southern Union's common stock were held by non-affiliates (any director or executive officer, any of their immediate family members, or any holder known to be the beneficial owner of 10% or more of shares outstanding).

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

Southern Union has a policy of reinvesting its earnings in its businesses, rather than paying cash dividends. Since 1994, Southern Union has distributed an annual stock dividend of 5%. There have been no cash dividends on its common stock during this period. On August 31, 2004, July 31, 2003, and July 15, 2002, the Company distributed its annual 5% common stock dividend to stockholders of record on August 20, 2004, July 17, 2003, and July 1, 2002, respectively. A portion of the 5% stock dividend distributed on July 15, 2002 was characterized as a distribution of capital due to the level of the Company's retained earnings available for distribution as of the declaration date.

                            Equity Compensation Plans

Equity compensation plans approved by stockholders include the 2003 Stock and Incentive Plan, and the 1992 Long-Term Stock Incentive Plan (1992 Plan) in which options are still outstanding but no shares are available for future grant as the 1992 Plan expired on July 1, 2002. Under both plans, stock options are generally issued at the fair market value on the date of grant and typically vest ratably over five years.

Equity compensation plans not approved by stockholders include the Pennsylvania Division Stock Incentive Plan and the Pennsylvania Division 1992 Stock Option Plan which were both assumed by Southern Union upon the November 4, 1999 acquisition of Pennsylvania Enterprises, Inc. Following the acquisition, options were no longer awarded under these plans.

The following table sets forth, for each type of equity compensation plan, the number of outstanding options and the number of shares remaining available for issuance as of June 30, 2004:

                                                                                   Number of Securities
                                                                                  Remaining Available for
                              Number of Securities                                 Future Issuance Under
                               to be issued Upon           Weighted-Average         Equity Compensation
                                   Exercise of              Exercise Price of    Plans (excluding securities
 Plan Category                 Outstanding Options        Outstanding Options    reflected in first column)
 -------------                 -------------------        -------------------    --------------------------
Plans approved by shareholders        3,349,921                  $ 14.36                    6,620,773
Plans not approved by shareholders      664,564                  $  9.70                           --

ITEM 6.  Selected Financial Data.

                                                                        As of and for the year ended June 30,
                                                                        -------------------------------------
                                                         2004(a)         2003(a)        2002(b)          2001(c)        2000(d)
                                                         -------         -------        -------          -------        -------
                                                                   (dollars in thousands, except per share amounts)

Total operating revenues.......................     $  1,799,974     $ 1,188,507    $   980,614    $   1,461,811    $   566,833
Net earnings (loss):
     Continuing operations (e).................          101,339          43,669          1,520           40,159        (10,251)
     Discontinued operations (f)...............               --          32,520         18,104           16,524         20,096
     Available for common shareholders.........          101,339          76,189         19,624           57,285          9,845
Net  earnings (loss) per diluted common
share (g):
     Continuing operations ....................             1.30             .70            .02              .64           (.19)
     Discontinued operations...................               --             .52            .29              .27            .37
     Available for common shareholders.........             1.30            1.22            .31              .91            .18

Total assets...................................        4,572,458       4,590,938      2,680,064        2,907,299       2,021,460
Stockholders' equity...........................        1,261,991         920,418        685,346          721,857         735,455
Short-term debt and capital lease
     obligation................................           99,997         734,752        108,203            5,913           2,193
Long-term debt and capital lease
     obligation, excluding current portion.....        2,154,615       1,611,653      1,082,210        1,329,631         733,774
Company-obligated mandatorily
     redeemable preferred securities of
     subsidiary trust..........................               --         100,000        100,000          100,000         100,000

Average customers served (h)...................          948,831         945,705        942,849          970,927         605,000


(a) Panhandle Energy was acquired on June 11, 2003 and was accounted for as a purchase. The Panhandle Energy assets were included in the Company's Consolidated Balance Sheet at June 30, 2003 and its results of operations have been included in the Company's Consolidated Statement of Operations since June 11, 2003. For these reasons, the Consolidated Statement of Operations for the periods subsequent to the acquisition are not comparable to the same periods in prior years.
(b) Effective July 1, 2001, the Company has ceased amortization of goodwill pursuant to the Financial Accounting Standards Board Standard Accounting for Goodwill and Other Intangible Assets. Goodwill, which was previously classified on the Consolidated Balance Sheet as additional purchase cost assigned to utility plant and amortized on a straight-line basis over forty years, is now subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, during fiscal year 2002, the Company recorded an after-tax restructuring charge of $8,990,000. See
     Note VII - Goodwill and Intangibles and Note XIV - Employee Benefits.
(c) The New England Operations, formed through the acquisition of Providence Energy Corporation and Fall River Gas Company on September 28, 2000, and Valley Resources, Inc. on September 20, 2000, were accounted for as a purchase and are included in the Company's Consolidated Balance Sheet at June 30, 2001. The results of operations for the New England Operations have been included in the Company's Consolidated Statement of Operations since their respective acquisition dates. For these reasons, the Consolidated Statement of Operations for the periods subsequent to the acquisitions are not comparable to the same periods in prior years.
(d) The Pennsylvania Operations were acquired on November 4, 1999 and were accounted for as a purchase. The Pennsylvania Operations' assets were included in the Company's Consolidated Balance Sheet at June 30, 2000 and its results of operations have been included in the Company's Consolidated Statement of Operations since November 4, 1999. For these reasons, the Consolidated Statement of Operations for the periods subsequent to the acquisition are not comparable to the same periods in prior years.
(e) Net earnings from continuing operations is net of dividends on preferred stock.
(f) Effective January 1, 2003, the Company sold its Southern Union Gas Company natural gas operating division and related assets, which have been accounted for as discontinued operations in the Consolidated Statement of Operations for the respective periods presented in this document. Net earnings from discontinued operations do not include any allocation of interest expense or other corporate costs, in accordance with generally accepted accounting principles. At the time of the sale, all outstanding debt of Southern Union Company and subsidiaries was maintained at the corporate level, and no debt was assumed by ONEOK, Inc. in the sale of the Texas Operations.
(g) Earnings per share for all periods presented were computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year adjusted for the 5% stock dividends distributed on August 31, 2004, July 31, 2003, July 15, 2002, August 30, 2001 and June 30, 2000.
(h)  Includes average customers served by continuing operations.

ITEM 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Management's Discussion and Analysis of Results of Operations and Financial Condition is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of Southern Union's financial condition, changes in financial condition and results of operations. The following section includes an overview of Southern Union's business as well as recent developments that the Company believes are important in understanding its results of operations, and to anticipate future trends in those operations. Subsequent sections include an analysis of Southern Union's results of operations on a consolidated basis and on a segment basis for each reportable segment, and information relating to Southern Union's liquidity and capital resources, quantitative and qualitative disclosures about market risk and other matters.

                                    Overview

Southern Union Company (Southern Union and together with its subsidiaries, the Company) is primarily engaged in the transportation, storage and distribution of natural gas in the United States. The Company's interstate natural gas transportation and storage operations are conducted through Panhandle Energy, which operates more than 10,000 miles of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the Panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes regions. The Company's local natural gas distribution operations are conducted through its three regulated utility divisions, Missouri Gas Energy, PG Energy and New England Gas Company, which collectively serve over 960,000 customers in Missouri, Pennsylvania, Rhode Island and Massachusetts.

On June 11,  2003,  Southern  Union  acquired  Panhandle  Energy from CMS Energy
Corporation for approximately $581,729,000 in cash and 3,000,000 shares of Southern Union common stock (before adjustment for subsequent stock dividends) valued at approximately $48,900,000 based on market prices at closing of the Panhandle Energy acquisition and in connection therewith incurred transaction costs of approximately $31,922,000. At the time of the acquisition, Panhandle Energy had approximately $1,157,228,000 of debt principal outstanding that it retained. The Company funded the cash portion of the acquisition with approximately $437,000,000 in cash proceeds it received for the January 1, 2003 sale of its Texas operations, approximately $121,250,000 of the net proceeds it received from concurrent common stock and equity unit offerings (see Note X - Stockholders' Equity) and with working capital available to the Company. The Company structured the Panhandle Energy acquisition and the sale of its Texas operations to qualify as a like-kind exchange of property under Section 1031 of the Internal Revenue Code of 1986, as amended. The acquisition was accounted for using the purchase method of accounting in accordance with accounting principles generally accepted within the United States of America with the purchase price paid and acquisition costs incurred by the Company allocated to Panhandle
Energy's net assets as of the acquisition date. The Panhandle Energy assets acquired and liabilities assumed have been recorded at their estimated fair value as of the acquisition date based on the results of outside appraisals. Panhandle Energy's results of operations have been included in the Consolidated Statement of Operations since June 11, 2003. Thus, the Consolidated Statement of Operations for the periods subsequent to the acquisition is not comparable to the same periods in prior years.

Panhandle  Energy is  primarily  engaged in the  interstate  transportation  and storage of natural gas and also provides liquefied natural gas (LNG) terminalling and regasification services and is subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC). The Panhandle Energy entities include Panhandle Eastern Pipe Line Company, LP (Panhandle Eastern Pipe Line), Trunkline Gas Company, LLC (Trunkline), a wholly-owned subsidiary of Panhandle Eastern Pipe Line, Sea Robin Pipeline Company (Sea Robin), a Louisiana joint venture and an indirect wholly-owned subsidiary of Panhandle Eastern Pipe Line, Trunkline LNG Company, LLC (Trunkline LNG) which is a wholly-owned subsidiary of Trunkline LNG Holdings, LLC (LNG Holdings), an indirect wholly-owned subsidiary of Panhandle Eastern Pipe Line and Pan Gas Storage, LLC (d.b.a. Southwest Gas Storage), a wholly-owned subsidiary of Panhandle Eastern Pipe Line. Collectively, the pipeline assets include more than 10,000 miles of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the Panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes region. The pipelines have a combined peak day delivery capacity of 5.4 billion cubic feet (Bcf) per day and 72 Bcf of owned underground storage capacity and 6.3 Bcf of above ground LNG storage capacity. Trunkline LNG, located on Louisiana's Gulf Coast, operates one of the largest LNG import terminals in North America, based on current send out capacity.

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

Effective January 1, 2003, the Company completed the sale of its Southern Union Gas natural gas operating division and related assets to ONEOK, Inc. (ONEOK) for approximately $437,000,000 in cash resulting in a pre-tax gain of $62,992,000. In accordance with accounting principles generally accepted within the United States of America, the results of operations and gain on sale of the Texas operations have been segregated and reported as "discontinued operations" in the Consolidated Statement of Operations and as "assets held for sale" in the Consolidated Statement of Cash Flows for the respective periods.

                              Results of Operations

The Company's results of operations are discussed on a consolidated basis and on a segment basis for each of the two reportable segments. The Company's reportable segments include the Transportation and Storage segment and the Distribution segment. Segment results of operations are presented on an operating income basis, which is one of the financial measures that the Company uses to internally manage its business. For additional segment reporting information, see Note XXI - Reportable Segments.

Consolidated Results

The following table provides selected financial data regarding the Company's consolidated results of operations for fiscal 2004, 2003 and 2002:

                                                                                     Years Ended June 30,
                                                                       ------------------------------------------------
                                                                           2004              2003             2002
                                                                       -------------    -------------     -------------
                                                                                    (thousands of dollars)
Operating income:
    Distribution segment..........................................     $     118,894    $     142,762     $     135,502
    Transportation and storage segment............................           193,702            9,635                --
    All other.....................................................            (3,514)              13                --
Business restructuring charges....................................                --               --           (29,159)
    Corporate.....................................................            (3,555)         (10,039)          (15,218)
                                                                       -------------    -------------     -------------
       Total operating income.....................................           305,527          142,371            91,125
Other income (expenses):
    Interest......................................................          (127,867)         (83,343)          (90,992)
    Dividends on preferred securities of subsidiary trust.........                --           (9,480)           (9,480)
    Other, net....................................................             5,468           18,394            14,278
                                                                       -------------    -------------     -------------
       Total other expenses, net..................................          (122,399)         (74,429)          (86,194)
                                                                       -------------    -------------     -------------
Federal and state income taxes....................................            69,103           24,273             3,411
                                                                       -------------    -------------     -------------
Net earnings from continuing operations...........................           114,025           43,669             1,520
                                                                       -------------    -------------     -------------
Discontinued operations:
    Earnings from discontinued operations before income taxes.....                --           84,773            29,801
    Federal and state income taxes................................                --           52,253            11,697
                                                                       -------------    -------------     -------------
Net earnings from discontinued operations.........................                --           32,520            18,104
                                                                       -------------    -------------     -------------
Net earnings .....................................................           114,025           76,189            19,624

Preferred stock dividends.........................................           (12,686)              --                --
                                                                       -------------    -------------     -------------
Net earnings available for common shareholders....................     $     101,339    $      76,189     $      19,624
                                                                       =============    =============     =============

Net Earnings - 2004 Compared to 2003. Southern Union Company's 2004 (fiscal year ended June 30) net earnings available for common shareholders were $101,339,000 ($1.30 per diluted share, hereafter referred to as per share), compared with $76,189,000 ($1.22 per share) in 2003. The $25,150,000 increase reflects a
$57,670,000 increase in net earnings available for common shareholders from continuing operations (hereafter referred to as net earnings from continuing operations) and a $32,520,000 decrease in net earnings from discontinued operations, as further discussed below.

Net earnings from continuing operations were $101,339,000 ($1.30 per share) in 2004 compared with $43,669,000 ($.70 per share) in 2003. The increase was primarily due to the following:

o a $184,067,000 increase in operating income from the Transportation and Storage segment (see Business Segment Results - Transportation and Storage Segment);

o a $6,484,000 decrease in corporate costs (see Corporate); and

o a $9,480,000 decrease in dividends on preferred securities of subsidiary trust (see Dividends on Preferred Securities of Subsidiary Trust).

The above items were partially offset by the following:

o a $23,868,000 decrease in operating income from the Distribution segment (see Business Segment Results - Distribution Segment);

o a $3,527,000 decrease in operating income from subsidiary operations included in the All Other category (see All Other Operations);

o a $44,524,000 increase in interest expense (see Interest Expense);

o a $12,926,000 decrease in other income (see Other Income (Expense), Net);

o a $44,830,000 increase in income tax expense (see Federal and State Income Taxes); and

o a $12,686,000 increase in preferred stock dividends (see Preferred Stock Dividends).

Net earnings from discontinued operations were nil in 2004 compared with $32,520,000 ($.52 per share) in 2003. The Company sold its Texas operations effective January 1, 2003 (see Discontinued Operations).

Net Earnings - 2003 Compared to 2002. Southern Union Company's 2003 net earnings available for common shareholders were $76,189,000 ($1.22 per share), compared with $19,624,000 ($.31 per share) in 2002. The $56,565,000 increase reflects a $42,149,000 increase in net earnings from continuing operations and a $14,416,000 increase in net earnings from discontinued operations, as further discussed below.

Net earnings from continuing operations were $43,669,000 ($.70 per share) in 2003 compared with $1,520,000 ($.02 per share) in 2002. The increase was primarily due to the following:

o a $7,260,000 increase in operating income from the Distribution segment (see Business Segment Results - Distribution Segment);

o a $9,635,000 increase in operating income from the Transportation and Storage segment (see Business Segment Results - Transportation and Storage Segment);

o a total of $29,159,000 in business restructuring charges, recorded in the first quarter of the fiscal 2002 with no comparable charge in fiscal 2003 (see Business Restructuring Charges);

o a $5,179,000 decrease in corporate costs (see Corporate);

o a $7,649,000 decrease in interest expense (see Interest Expense); and

o a $4,116,000 increase in other income (see Other Income (Expense), Net).

The above items were partially offset by a $20,862,000 increase in income tax expense (see Federal and State Income Taxes).

Net earnings from discontinued operations were $32,520,000 ($.52 per share) in 2003 compared with $18,104,000 ($.29 per share) in 2002. The $14,416,000 increase was primarily due to the recording of an $18,928,000 after-tax gain on the sale of the Texas operations (see Discontinued Operations).

All Other Operations. Operating income from subsidiary operations included in the All Other category in 2004 decreased by $3,527,000, resulting in a net operating loss of $3,514,000. The decrease in All Other operating income primarily reflects a $2,985,000 charge recorded by PEI Power Corporation in 2004 to provide for the estimated future debt service payments in excess of projected tax revenues for the tax incremental financing obtained for the development of PEI Power Park.

Business Restructuring Charges. Business reorganization and restructuring initiatives were commenced in August 2001 as part of a previously announced Cash Flow Improvement Plan. Actions taken included (i) the offering of voluntary Early Retirement Programs (ERPs) in certain of its operating divisions and (ii) a limited reduction in force (RIF) within its corporate offices. ERPs, providing for increased benefits for those electing retirement, were offered to approximately 325 eligible employees across the Company's operating divisions, with approximately 59% of such eligible employees accepting. The RIF was limited solely to certain corporate employees in the Company's Austin and Kansas City offices where forty-eight employees were offered severance packages. In connection with the corporate reorganization and restructuring efforts, the Company recorded a charge of $30,553,000 during the quarter ended September 30, 2001. This charge was reduced by $1,394,000 during the quarter ended June 30, 2002, as a result of the Company's ability to negotiate more favorable terms on certain of its restructuring liabilities. The charge included: $16.4 million of voluntary and accepted ERP's, primarily through enhanced benefit plan obligations, and other employee benefit plan obligations; $6.8 million of RIF within the corporate offices and related employee separation benefits; and $6.0 million connected with various business realignment and restructuring initiatives. All restructuring actions were completed as of June 30, 2002.

Corporate. Operating loss from Corporate operations in 2004 decreased by $6,484,000, or 65%, to $3,555,000. The decrease in Corporate operating loss primarily reflects the impact of the direct allocation and recording of various services provided by Corporate to Panhandle Energy in 2004, that were not applicable in 2003 due to the timing of the Panhandle Energy acquisition.

Operating loss from Corporate operations in 2003 decreased by $5,179,000, or 34%, to $10,039,000. The decrease in Corporate operating loss primarily reflects the impact of the previously discussed business reorganization and restructuring initiatives that were commenced in August 2001.

Interest Expense. Total interest expense in 2004 increased by $44,524,000, or 53%, to $127,867,000. Interest expense in 2004 was impacted by interest expense on Panhandle Energy debt of $47,628,000 (net of $10,783,000 of amortization of debt premiums established in purchase accounting related to the Panhandle Energy acquisition) and by $3,160,000 related to dividends on preferred securities of subsidiary trust (see Dividends on Preferred Securities of Subsidiary Trust). This increase was partially offset by decreased interest expense of $4,366,000 on the $311,087,000 bank note (the 2002 Term Note) entered into by the Company on July 15, 2002 to refinance a portion of the $485,000,000 Term Note entered into by the Company on August 28, 2000 to (i) fund the cash consideration paid to stockholders of Fall River Gas, ProvEnergy and Valley Resources, (ii) refinance and repay long- and short-term debt assumed in the New England Operations, and (iii) acquisition costs of the New England Operations. This decrease in the 2002 Term Note interest was due to reductions in LIBOR rates during fiscal 2004 and the principal repayment of $200,000,000 of the 2002 Term Note since its inception. Panhandle Energy's debt premium amortization is expected to be lower in 2005 than during 2004 due to post-acquisition debt retirements, while cash interest should be lower and partially offset the lower premium amortization. The average rate of interest on all debt decreased from 5.6% in 2003 to 5.1% in 2004.

Interest expense on short-term debt in 2004 decreased by $627,000, or 7%, to $8,041,000, primarily due to the decrease in the average amount of short-term debt outstanding from $223,350,000 to $163,200,000 during the year. The decrease in the average amount of short-term debt outstanding during 2004 was primarily due to cash generated from operations, the excess proceeds from capital markets issuances over the amounts used for the redemption of securities, and the reduction of the Company's beginning of the year cash balances. Draws on short-term debt arise as Southern Union is required to make payments to natural gas suppliers in advance of the receipt of cash payments from the Company's customers and to fund other working capital requirements, if other funds are not then available. The average rate of interest on short-term debt decreased from 2.4% to 2.0% in 2004.

Total interest expense in 2003 decreased by $7,649,000, or 8%, to $83,343,000. Interest expense decreased by $9,181,000 in 2003 on the $311,087,000 2002 Term Note due to reductions in LIBOR rates during 2003 and the principal repayment of $100,000,000 of the 2002 Term Note during 2003. The Company recorded $1,760,000 in interest on long-term debt related to the Panhandle Energy properties in 2003.

Interest expense on short-term debt in 2003 increased by $1,481,000, or 21%, to $8,668,000, primarily due to the increase in the average amount of short-term debt outstanding from $176,600,000 to $223,350,000 during the year. The increase in the average amount of short-term debt outstanding during 2003 was primarily due to (i) higher than normal short-term debt outstanding due to high gas costs and accounts receivable in 2003 and (ii) the repayment of various principal amounts of the 2002 Term Note and other long-term debt with borrowings under the Company's credit facilities. The average rate of interest on short-term debt decreased from 3.2% to 2.4% in 2003.

Dividends on Preferred Securities of Subsidiary Trust. Dividends on preferred securities of subsidiary trust in 2004, 2003 and 2002 were nil, $9,480,000 and $9,480,000, respectively. Effective July 1, 2003, the Company adopted the Financial Accounting Standards Board (FASB) standard, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which requires dividends on preferred securities of subsidiary trusts to be classified as interest expense; the reclassification of amounts reported as dividends in prior periods is not permitted. In accordance with the Statement, $3,160,000 of dividends on preferred securities of subsidiary trust recorded by the Company during the period July 1, 2003 to October 31, 2003 were classified as interest expense in 2004 (see Interest Expense). On October 1, 2003, the Company called the Subordinated Notes for redemption, and the Subordinated Notes and Preferred Securities were redeemed on October 31, 2003 (see Note XII - Preferred Securities).

Other Income (Expense), Net. Other income, net in 2004 was $5,468,000 compared with $18,394,000 in 2003. Other income in 2004 includes a gain of $6,354,000 on the early extinguishment of debt and income of $2,230,000 generated from the sale and/or rental of gas-fired equipment and appliances from various operating subsidiaries. These items were partially offset by charges of $1,603,000 and $1,150,000 to reserve for the impairment of Southern Union's investments in a technology company and in an energy-related joint venture, respectively, and $836,000 of legal costs associated with the Company's attempt to collect damages from former Arizona Corporation Commissioner James Irvin related to the Southwest Gas Corporation (Southwest) litigation.

Other income, net, in 2003 of $18,394,000 includes a gain of $22,500,000 on the settlement of the Southwest litigation and income of $2,016,000 generated from the sale and/or rental of gas-fired equipment and appliances. These items were partially offset by $5,949,000 of legal costs related to the Southwest litigation and $1,298,000 of selling costs related to the Texas operations' disposition.

Other income, net, in 2002 of $14,278,000 includes gains of $17,166,000 generated through the settlement of several interest rate swaps, the recognition of $6,204,000 in previously recorded deferred income related to financial derivative energy trading activity, a gain of $4,653,000 realized through the sale of marketing contracts held by Energy Services, income of $2,234,000 generated from the sale and/or rental of gas-fired equipment and appliances, a gain of $1,200,000 realized through the sale of the propane assets of Energy Services, $1,004,000 of realized gains on the sale of investment securities, and power generation and sales income of $971,000. These items were partially offset by a non-cash charge of $10,380,000 to reserve for the impairment of the Company's investment in a technology company, $9,100,000 of legal costs associated with Southwest, and a $1,500,000 loss on the sale of South Florida Natural Gas and Atlantic Gas Corporation (the Florida Operations).

Federal and State Income Taxes. Federal and state income tax expense from continuing operations in 2004, 2003 and 2002 was $69,103,000, $24,273,000 and
$3,411,000, respectively. The Company's consolidated federal and state effective income tax rate was 38%, 36% and 69% in 2004, 2003 and 2002, respectively. The fluctuation in the effective federal and state income tax rate in 2004 compared with 2003 is primarily the result of the state income tax effect resulting from the operations of Panhandle Energy being included in the consolidated results of the Company for the entire year in 2004. The fluctuation in the effective federal and state income tax rate in 2003 compared with 2002 is primarily the result of non-tax deductible write-off of goodwill in 2002 as a result of the sale of the Florida Operations, along with the change in the level of pre-tax earnings.

Preferred Stock Dividends. Dividends on preferred securities in 2004, 2003 and 2002 were $12,686,000, nil and nil, respectively. On October 8, 2003, the Company issued $230,000,000 of 7.55% Non-Cumulative Preferred Stock, Series A to the public. See ITEM 7. Management's Discussion and Analysis - Financial Condition.

Discontinued Operations. Net earnings from discontinued operations in 2004, 2003 and 2002 were nil, $32,520,000 and $18,104,000, respectively. The Company completed the sale of its Texas operations effective January 1, 2003, resulting in the recording of an after-tax gain on sale of $18,928,000 during 2003 that is reported in earnings from discontinued operations in accordance with the FASB standard, Accounting for the Impairment or Disposal of Long-Lived Assets. The after-tax gain on the sale of the Texas operations was impacted by the elimination of $70,469,000 of goodwill related to these operations which was primarily non-tax deductible.

Employees. The Company's continuing operations employed 3,012, 3,041, and 1,855 individuals as of June 30, 2004, 2003 and 2002, respectively. After gas purchases and taxes, employee costs and related benefits are the Company's most significant expense. Such expense includes salaries, payroll and related taxes, and employee benefits such as health, savings, retirement and educational assistance.

Effective May 1, 2004, the Company agreed to five-year contracts with each bargaining-unit representing Missouri Gas Energy employees.

Effective April 1, 2004, the Company agreed to a three-year contract with a bargaining unit representing a portion of PG Energy employees. Effective, August 1, 2003, the Company agreed to a three-year contract with another bargaining unit representing the remaining PG Energy unionized employees.

Effective May 28, 2003, Panhandle Energy agreed to a three-year contract with a bargaining unit representing Panhandle Energy employees.

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

Business Segment Results

Distribution Segment -- The Company's Distribution segment is primarily engaged in the local distribution of natural gas in Missouri, Pennsylvania, Rhode Island and Massachusetts. Its operations are conducted through the Company's three regulated utility divisions: Missouri Gas Energy, PG Energy and New England Gas Company. Collectively, the utility divisions serve over 960,000 residential, commercial and industrial customers through local distribution systems consisting of 14,243 miles of mains, 9,605 miles of service lines and 76 miles of transmission lines. The utility divisions' operations are regulated as to rates and other matters by the regulatory commissions of the states in which each operates. The utility divisions' operations are generally sensitive to weather and seasonal in nature, with a significant percentage of annual operating revenues and net earnings occurring in the traditional winter heating season in the first and fourth calendar quarters. In fiscal 2004, this segment represented 72 percent of the Company's total operating revenues.

The Company's management is committed to achieving profitable growth of its utility divisions in an increasingly competitive business environment and to enhance shareholder value. Management's strategies for achieving these objectives principally consist of: (i) to focus the divisions in meeting their allowable rates of returns; (ii) manage capital spending and operating costs without sacrificing customer safety or quality of service; and (iii) solidify the Company's relationships with regulatory bodies that oversee the various operations. Further, when appropriate, management will continue to seek rate increases within each division. Management develops and continually evaluates these strategies and their implementation by applying their experience and expertise in analyzing the energy industry, technological advances, market opportunities and general business trends. Each of these strategies, as implemented throughout the Company's existing divisions, reflects the Company's commitment to its natural gas utility business.

The following table provides summary data regarding the Distribution segment's results of operations for fiscal 2004, 2003 and 2002:

                                                                                     Years Ended June 30,
                                                                       ------------------------------------------------
                                                                           2004              2003             2002
                                                                       -------------    -------------     -------------
                                                                                    (thousands of dollars)
Financial Results
Operating revenues................................................     $   1,304,405    $   1,158,964     $     968,933
Cost of gas and other energy......................................          (863,637)        (723,719)         (568,447)
Revenue-related taxes.............................................           (45,395)         (40,485)          (33,410)
                                                                       -------------    -------------     -------------
    Net operating revenues, excluding depreciation and
       amortization...............................................           395,373          394,760           367,076
Operating expenses:
    Operating, maintenance, and general...........................           194,394          171,463           154,906
    Depreciation and amortization.................................            57,601           56,396            53,937
    Taxes other than on income and revenues.......................            24,484           24,139            22,731
                                                                       -------------    -------------     -------------
       Total operating expense....................................           276,479          251,998           231,574
                                                                       -------------    -------------     -------------
       Operating income...........................................     $     118,894    $     142,762     $     135,502
                                                                       =============    =============     =============
Operating Information
Gas sales volumes (MMcf)..........................................           112,271          122,115           101,036
Gas transported volumes (MMcf)....................................            60,848           66,218            65,757
Weather:
    Degree Days:
       Missouri Gas Energy service territories....................             4,770            5,105             4,419
       PG Energy service territories..............................             6,240            6,654             5,373
       New England Gas Company service territories................             5,644            6,143             4,980
    Percent of 30-year measure:
       Missouri Gas Energy service territories....................                92%              98%               85%
       PG Energy service territories..............................               103%             106%               86%
       New England Gas Company service territories................               102%             107%               85%

Operating Revenues. Operating revenues in 2004 compared with 2003 increased $145,441,000, or 13%, to $1,304,405,000 while gas purchase and other energy costs increased $139,918,000, or 19%, to $863,637,000. The increase in both operating revenues and gas purchase costs between periods was primarily due to a 30% increase in the average cost of gas from $5.93 per thousand cubic feet (Mcf) in 2003 to $7.69 per Mcf in 2004, which was partially offset by an 8% decrease in gas sales volumes to 112,271 million cubic feet (MMcf) in 2004 from 122,115 MMcf in 2003. The increase in the average cost of gas is due to increases in the average spot market prices throughout the Company's distribution system as a result of current competitive pricing occurring within the entire energy industry. The decrease in gas sales volumes is primarily due to warmer weather in 2004 as compared with 2003 in all of the Company's service territories. Additionally impacting operating revenues in 2004 was a $4,910,000 increase in gross receipt taxes primarily due to an increase in gas purchase and other energy costs. Gross receipt taxes are levied on sales revenues billed to the customers and remitted to the various taxing authorities.

Gas purchase costs generally do not directly affect earnings since these costs are passed on to customers pursuant to purchase gas adjustment (PGA) clauses. Accordingly, while changes in the cost of gas may cause the Company's operating revenues to fluctuate, net operating revenues are generally not affected by increases or decreases in the cost of gas. Increases in gas purchase costs indirectly affect earnings as the customer's bill increases, usually resulting in increased bad debt and collection costs being recorded by the Company.

Gas transportation volumes in 2004 decreased 5,370 MMcf, or 8%, to 60,848 MMcf at an average transportation rate per Mcf of $.58 in 2003 and $.57 in 2004. Gas transportation volumes were impacted by certain customers utilizing alternative energy sources such as fuel oil, customer closure of certain facilities and various customers reducing production.

Operating revenues in 2003 compared with 2002 increased $190,031,000, or 20%, to $1,158,964,000 while gas purchase and other energy costs increased $155,272,000, or 27%, to $723,719,000. The increase in both operating revenues and gas purchase and other energy costs between periods was primarily due to a 21% increase in gas sales volumes to 122,115 MMcf in 2003 from 101,036 MMcf in 2002 and by a 5% increase in the average cost of gas from $5.63 per Mcf in 2002 to $5.93 per Mcf in 2003. The increase in gas sales volume is primarily due to colder weather in 2003 as compared with 2002 in all of the Company's service territories. The increase in the average cost of gas is due to increases in average spot market gas prices throughout the Company's distribution system as a result of seasonal impacts on demands for natural gas as well as the competitive pricing occurring within the entire energy industry. Additionally impacting operating revenues in 2003 was a $7,076,000 increase in gross receipt taxes primarily due to an increase in gas purchase and other energy costs.

Gas transportation volumes in 2003 increased 461 MMcf to 66,218 MMcf at an average transportation rate per Mcf of $.56 in 2002 and $.58 in 2003.

Net Operating Revenues. Net operating revenues (which the Company formerly referred to as operating margin) in 2004 increased by $613,000, compared with an increase of $27,684,000 in 2003. Net operating revenues and earnings are primarily dependent upon gas sales volumes and gas service rates. The level of gas sales volumes is sensitive to the variability of the weather as well as the timing of acquisitions. Sales volumes, which benefited from colder-than-normal weather in 2004 and 2003 in the Company's Pennsylvania and New England service territories, were negatively impacted by unusually mild temperatures in all of the Company's service territories in 2002. Net operating revenues in 2003 were impacted by the RIPUC Settlement Offer of $5,227,000 filed by New England Gas Company related to excess revenues earned during the 21-month period covered by the Energize Rhode Island Extension settlement agreement. Missouri, Pennsylvania and New England accounted for 40%, 21% and 39%, respectively, of the segment's net operating revenues in 2004 and 37%, 24% and 39%, respectively, in 2003.

Customers. The average number of customers served in 2004, 2003 and 2002 was 948,300, 944,657 and 935,229, respectively. Changes in customer totals between years primarily reflect growth, net of attrition, throughout the Company's service territories. Missouri Gas Energy served 494,875 customers in central and western Missouri. PG Energy served 157,864 customers in northeastern and central Pennsylvania, and New England Gas Company served 297,239 customers in Rhode Island and Massachusetts during 2004.

Operating Expenses. Operating, maintenance and general expenses in 2004 increased $22,931,000, or 13%, to $194,394,000. The increase is primarily due to $8,917,000 of increased pension and other post retirement benefits costs primarily due to the impact of stock market volatility on plan assets, $6,371,000 of increased bad debt expense resulting from higher customer receivables due to higher gas prices, $1,596,000 of increased medical costs, $1,468,000 of increased insurance premiums and increased employee payroll costs due to general wage increases and increased overtime due to system maintenance and Sarbanes-Oxley Section 404 documentation procedures.

Depreciation   and  amortization   expense  in  2004  increased   $1,205,000  to
$57,601,000. The increase was primarily due to normal growth in plant.

Operating, maintenance and general expenses in 2003 increased $16,557,000, or 11%, to $171,463,000. The increase is primarily due to $6,370,000 of increased pension and other postretirement benefit costs as a result of volatility in the stock markets, $4,265,000 of increased insurance expense, and $3,547,000 of increased bad debt expense resulting from higher customer receivables due to higher gas prices and colder weather in 2003. The Company also experienced increases in employee payroll and other operating and maintenance costs as a result of the colder weather in 2003. These items were partially offset by realized savings in operating costs from the Cash Flow Improvement Plan (see Business Restructuring Charges).

Depreciation   and  amortization   expense  in  2003  increased   $2,459,000  to
$56,396,000. The increase was primarily due to normal growth in plant.

Taxes other than on income and revenues, principally consisting of property, payroll and state franchise taxes increased $1,408,000 to $24,139,000 in 2003, primarily due to an increase in state franchise taxes.

Transportation and Storage Segment -- The Transportation and Storage segment is primarily engaged in the interstate transportation and storage of natural gas in the Midwest and Southwest, and also provides LNG terminalling and regasification services. Its operations are conducted through Panhandle Energy, which the Company acquired on June 11, 2003. In fiscal 2004, this segment represented 27 percent of the Company's total operating revenues.

Panhandle Energy operates a large natural gas pipeline network, consisting of more than 10,000 miles of pipeline with approximately 87 Bcf of total available storage, which provides approximately 500 customers in the Midwest and Southwest with a comprehensive array of transportation and storage services. Panhandle Energy also operates one of the largest LNG terminal facilities in North America. Panhandle Energy's operations are regulated as to rates and other matters by FERC, and are somewhat sensitive to the weather and seasonal in nature with a significant percentage of annual operating revenues and net earnings occurring in the traditional winter heating season.

The results of operations from Panhandle Energy have been included in the Consolidated Statement of Operations since June 11, 2003. The following table provides summary data regarding the Transportation and Storage segment's results of operations for fiscal 2004 and 2003 (from June 12 to June 30, 2003).

                                                                                                June 12, 2003
                                                                           Year Ended                to
                                                                          June 30, 2004         June 30, 2003
                                                                          -------------         -------------
                                                                                (thousands of dollars)
Financial Results
Natural gas transportation and storage revenues...................     $         423,755     $          20,601
LNG terminalling revenues.........................................                57,988                 3,244
Other revenues  ..................................................                 9,340                   684
                                                                       -----------------     -----------------
    Total operating revenues......................................               491,083                24,529
Operating expenses:
    Operating, maintenance, and general...........................               210,105                10,102
    Depreciation and amortization.................................                59,988                 3,197
    Taxes other than on income and revenues.......................                27,288                 1,595
                                                                       -----------------     -----------------
       Total operating expense....................................               297,381                14,894
                                                                       -----------------     -----------------
       Operating income...........................................     $         193,702     $           9,635
                                                                       =================     =================

Operating Information
Volumes transported (TBtu)........................................                 1,321                     69

As a result of the acquisition, Panhandle Energy's assets acquired and liabilities assumed were recorded at estimated fair value as of the acquisition date based on the results of outside appraisals. The most significant impact of recording the assets and liabilities at fair value going forward, as compared to pre-acquisition operations, are expected to be higher depreciation expense due to the step-up of depreciable assets, assignment of purchase price to certain amortizable intangible assets, and lower interest costs (though not cash payments) for the remaining life of debt due to its revaluation and related debt premium amortization.

                         Liquidity and Capital Resources

Operating Activities. The seasonal nature of Southern Union's business results in a high level of cash flow needs to finance gas purchases and other energy costs, outstanding customer accounts receivable and certain tax payments. Additionally, significant cash flow needs may be required to finance current debt service obligations. To provide these funds, as well as funds for its continuing construction and maintenance programs, the Company has historically used cash flows from operations and its credit facilities. Because of available credit and the ability to obtain various types of market financing, combined with anticipated cash flows from operations, management believes it has adequate financial flexibility and access to financial markets to meet its short-term cash needs.

The Company has increased the scale of its natural gas transportation, storage and distribution operations and the size of its customer base by pursuing and consummating business acquisitions. On June 11, 2003, the Company acquired Panhandle Energy (see Note II -- Acquisitions and Sales). Acquisitions require a substantial increase in expenditures that may need to be financed through cash flow from operations or future debt and equity offerings. The availability and terms of any such financing sources will depend upon various factors and conditions such as the Company's combined cash flow and earnings, the Company's resulting capital structure, and conditions in the financial markets at the time of such offerings. Acquisitions and financings also affect the Company's combined results due to factors such as the Company's ability to realize any anticipated benefits from the acquisitions, successful integration of new and different operations and businesses, and effects of different regional economic and weather conditions. Future acquisitions or related acquisition financing or refinancing may involve the issuance of shares of the Company's common stock, which could have a dilutive effect on the then-current stockholders of the Company. See Item 7. Management's Discussion and Analysis - Other Matters Cautionary Statement Regarding Forward-Looking Information.

Cash flows provided by operating activities were $341,050,000 in 2004 compared with cash flows provided by operating activities of $55,696,000 in 2003 and $273,616,000 for 2002. Cash flows provided by operating activities before changes in operating assets and liabilities for 2004 were $306,675,000 compared with $147,061,000 and $177,715,000 for 2003 and 2002, respectively. Changes in operating assets and liabilities provided cash of $34,375,000 in 2004. Changes in operating assets and liabilities used cash of $91,365,000 in 2003 and provided cash of $95,901,000 in 2002. The unusually high accounts receivable balance that occurred due to high gas costs during both 2004 and 2003, the normal delay in the recovery of deferred gas purchase costs due to the regulatory lag in passing along such changes in purchased gas costs to customers and funds expended for replenishing natural gas stored in inventory in greater volumes and at higher rates, impacted working capital in both 2004 and 2003.

At June 30, 2004, 2003 and 2002, the Company's primary source of liquidity included borrowings available under the Company's credit facilities. On May 28, 2004, the Company entered into a new five-year long-term credit facility in the amount of $400,000,000 (the Long-Term Facility) that matures on May 29, 2009. The Long-Term Facility replaced the Company's $150,000,000 and $225,000,000 credit facilities that expired on April 1, 2004 and May 29, 2004, respectively. The Company has additional availability under uncommitted line of credit facilities (Uncommitted Facilities) with various banks. Borrowings under the Long-Term Facility are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. The Long-Term Facility is subject to a commitment fee based on the rating of the Company's senior unsecured notes (the Senior Notes). As of June 30, 2004, the commitment fees were an annualized 0.15%. The Long-Term Facility requires the Company to meet certain covenants in order for the Company to be able to borrow under that agreement. A balance of $21,000,000 and $251,500,000 was outstanding under the Company's credit facilities at June 30, 2004 and 2003, respectively. As of August 16, 2004, there was a balance of $79,500,000 outstanding under the Long-Term Facility.

The Company leases certain facilities, equipment and office space under cancelable and noncancelable operating leases. The minimum annual rentals under operating leases for the next five years ending June 30 are as follows:
2005--$17,777,000;   2006--$14,708,000;   2007--$13,970,000;  2008--$10,018,000;
2009--$6,549,000 and thereafter $8,102,000. The Company is also committed under various agreements to purchase certain quantities of gas in the future. At June 30, 2004, the Company's Distribution segment has purchase commitments for natural gas transportation services, storage services and certain quantities of natural gas at a combination of fixed, variable and market-based prices that have an aggregate value of approximately $1,099,972,000. The Company's purchase commitments may be extended over several years depending upon when the required quantity is purchased. The Company has purchase gas tariffs in effect for all its utility service areas that provide for recovery of its purchase gas costs under defined methodologies and the Company believes that all costs incurred under such commitments will be recovered through its purchase gas tariffs.

Investing Activities. Cash flow used in investing activities increased $35,649,000 to $227,009,000 in 2004. Cash flow used in investing activities in 2003 increased $152,134,000 to $191,360,000. Investing activity cash flow was primarily affected by additions to property, plant and equipment, acquisition and sales of operations, and the settlement of interest rate swaps.

During 2004, 2003 and 2002, the Company expended $226,053,000,  $79,730,000, and
$70,698,000, respectively, for capital expenditures excluding acquisitions. The Transportation and Storage segment expended $131,378,000 and $5,128,000 for capital expenditures in 2004 and 2003 (from June 12 to June 30, 2003), respectively. Included in these capital expenditures were a total of $67,087,000 and $1,166,000 relating to the LNG terminal Phase I and Phase II expansions and the Trunkline 30-inch diameter, 23-mile natural gas pipeline loop from the LNG terminal in 2004 and 2003, respectively. The remaining capital expenditures for the last three years primarily related to Distribution segment system replacement and expansion. Included in these capital expenditures were
$6,878,000, $9,094,000, and $7,860,000 for the Missouri Gas Energy Safety Program in 2004, 2003 and 2002, respectively. Cash flow provided by operations has historically been utilized to finance capital expenditures and is expected to be the primary source for future capital expenditures.

In June 2003, Southern Union acquired Panhandle Energy for approximately $581,729,000 in cash plus 3,000,000 shares of Southern Union common stock
(before adjustment for any subsequent stock dividends). On the date of acquisition, Panhandle Energy had approximately $60,000,000 in cash and cash equivalents.

In January 2003, the Company completed the sale of its Southern Union Gas natural gas operating division and related assets for approximately $437,000,000 in cash resulting in a pre-tax gain of $62,992,000. During 2003 and 2002, the Company expended $13,410,000 and $23,215,000, respectively, for capital expenditures relating to the assets of these operations which have been classified as held for sale.

During 2004 and 2002, the Company sold non-core subsidiaries and assets which generated proceeds of $2,175,000 and $40,935,000, respectively, resulting in a net pre-tax loss of $1,150,000 in 2004 and net pre-tax gains of $4,914,000 in 2002.

In September 2001, the settlement of three interest rate swaps which the Company had negotiated in July and August of 2001 and which were not designated as hedges, resulted in a pre-tax gain and cash flow of $17,166,000.

The Company estimates expenditures associated with the Phase I and Phase II LNG terminal expansions and the Trunkline 30-inch diameter, 23-mile natural gas pipeline loop from the LNG terminal, excluding capitalized interest, to be $172,947,000 over the next 3 fiscal years. These estimates were developed for budget planning purposes and are subject to revision.

On June 24, 2004, CCE Holdings, LLC (CCE Holdings), a joint venture of the Company and its equity partner, GE Commercial Finance Energy Financial Services, entered into a Purchase Agreement to acquire for cash 100% of the equity interests of CrossCountry Energy, LLC (CrossCountry) from Enron Corp. and its affiliates for a total transaction value of approximately $2,350,000,000, including assumed debt. The Purchase Agreement was granted "Stalking Horse" status by the United States Bankruptcy Court for the Southern District of New York by an Order entered June 24, 2004, which Order set forth certain bid procedures by which third-parties may submit higher and/or better offers through a court mandated auction process. Third-party bids had to be submitted by August 23, 2004 in order to be eligible to participate in the September 1, 2004 auction. If CCE Holdings is the successful bidder, the closing of the acquisition will then be subject to approval by certain state regulatory bodies, in addition to satisfaction of additional closing conditions. Closing is anticipated to occur no later than December 17, 2004. If CCE Holdings is not the successful bidder, approximately $3,890,000 of acquisition-related costs incurred by the Company in fiscal 2004 and included in the Consolidated Balance Sheet at June 30, 2004, would be expensed in fiscal 2005.

CrossCountry holds interests in and operates Transwestern Pipeline Company (Transwestern), Citrus Corp. (Citrus) and Northern Plains Natural Gas Company (Northern Plains). The pipeline system owned or operated by CrossCountry is comprised of approximately 9,700 miles of pipeline and approximately 8.5 Bcf per day of natural gas capacity. Transwestern owns and operates an approximately 2,400-mile pipeline that transports natural gas from the San Juan, Anadarko and Permian Basins to markets in the Mid-Continent, Texas, Arizona, New Mexico and California. Its bi-directional flow capabilities provide flexibility to adapt rapidly to regional demand. Its customers include local distribution companies, producers, marketers, electric power generators and industrial end-users. Citrus owns Florida Gas Transmission (FGT) - an approximately 5,000-mile natural gas pipeline extending from south Texas to south Florida with mainline capacity of
2.1 Bcf per day. FGT has access to diverse natural gas supplies from the Gulf of Mexico, Texas and Louisiana. With over 240 delivery points and delivery connections to more than 50 natural gas fired electric generation plants, FGT serves the rapidly growing Florida peninsula. Its customers include electric utilities, independent power producers, co-generation facilities, municipal generators and local distribution companies. Northern Plains holds ownership interests in Northern Border Pipeline Company, Midwestern Gas Transmission Company, Viking Gas Transmission Company and Guardian Pipeline, LLC.

Pursuant to a 1989 MPSC order, Missouri Gas Energy is engaged in a major gas safety program in its service territories (Missouri Gas Energy Safety Program). This program includes replacement of company and customer owned gas service and yard lines, the movement and resetting of meters, the replacement of cast iron mains and the replacement and cathodic protection of bare steel mains. In recognition of the significant capital expenditures associated with this safety program, the MPSC permits the deferral, and subsequent recovery through rates, of depreciation expense, property taxes and associated carrying costs. The continuation of the Missouri Gas Energy Safety Program will result in significant levels of future capital expenditures. The Company estimates incurring capital expenditures of $10,400,000 in 2005 related to this program and approximately $157,300,000 over the remaining life of the program of 15 years.

Financing Activities. Cash flow used in financing activities was $181,067,000 in 2004 compared to cash flow provided by financing activities of $222,661,000 in 2003 and cash flow used in financing activities of $235,609,000 in 2002. Financing activity cash flow changes were primarily due to the net impact of acquisition financing, repayment and issuance of debt, net activity under the revolving credit facilities, issuance of preferred stock and the redemption of Preferred Securities of Subsidiary Trust. As a result of these financing transactions, the Company's total debt to total capital ratio at June 30, 2004 was 64.0%, compared with 69.7% and 60.3% at June 30, 2003 and 2002, respectively. The Company's effective debt cost rate under the current debt structure is 5.45% (which includes interest and the amortization of debt issuance costs and redemption premiums on refinanced debt).

On March 12, 2004, Panhandle Energy issued $200,000,000 of its 2.75% Senior Notes due 2007, the proceeds of which were used to fund the redemption of the remaining $146,080,000 principal amount of its 6.125% Senior Notes due 2004 that matured on March 15, 2004 and to provide working capital to the Company, pending the repayment of the $52,455,000 principal amount of Panhandle Energy's 7.875% Senior Notes due 2004 that matured on August 15, 2004.

On October 8, 2003, the Company issued 920,000 shares of its 7.55% Noncumulative Preferred Stock, Series A (Liquidation Preference $250 Per Share) to the public through the issuance of 9,200,000 Depositary Shares, each representing a one-tenth interest in a 7.55% Noncumulative Preferred Stock, Series A share at the public offering price of $25.00 per share, or $230,000,000 in the aggregate. After the payment of issuance costs, including underwriting discounts and commissions, the Company realized net proceeds of $223,410,000. The total net proceeds were used to repay debt under the Company's revolving credit facilities. The issuance of this Preferred Stock and use of proceeds is continued evidence of the Company's commitment to the rating agencies to strengthen the Company's balance sheet and solidify its current investment grade status.

On October 1, 2003, the Company called its Subordinated Notes for redemption, and its Subordinated Notes and related Preferred Securities were redeemed on October 31, 2003. The Company financed the redemption with borrowings under its revolving credit facilities, which were paid down with the net proceeds of a $230,000,000 offering of preferred stock by the Company on October 8, 2003, as previously discussed.

In July 2003, Panhandle Energy announced a tender offer for any and all of the $747,370,000 outstanding principal amount of five of its series of senior notes outstanding at that point in time (the Panhandle Tender Offer) and also called for redemption all of the outstanding $134,500,000 principal amount of its two series of debentures that were outstanding (the Panhandle Calls). Panhandle Energy repurchased approximately $378,257,000 of the principal amount of its outstanding debt through the Panhandle Tender Offer for total consideration of approximately $396,445,000 plus accrued interest through the purchase date. Panhandle Energy also redeemed approximately $134,500,000 of debentures through the Panhandle Calls for total consideration of $139,411,000, plus accrued interest through the redemption dates. As a result of the Panhandle Tender Offer, the Company has recorded a pre-tax gain on the extinguishment of debt of $6,354,000 in fiscal 2004. In August 2003, Panhandle Energy issued $300,000,000 of its 4.80% Senior Notes due 2008 and $250,000,000 of its 6.05% Senior Notes due 2013 principally to refinance the repurchased notes and redeemed debentures. Also in August and September 2003, Panhandle Energy repurchased $3,150,000 principal amount of its senior notes on the open market through two transactions for total consideration of $3,398,000, plus accrued interest through the repurchase date.

On June 11, 2003, the Company issued 9,500,000 shares of common stock at the public offering price of $16.00 per share. After underwriting discounts and commissions, the Company realized net proceeds of $146,700,000. The Company granted the underwriters a 30-day over-allotment option to purchase up to an additional 1,425,000 shares of the Company's common stock at the same price, which was exercised on June 11, 2003, resulting in additional net proceeds to the Company of $22,000,000.

Also on June 11, 2003, the Company issued 2,500,000 equity units at a public offering price of $50 per unit, resulting in net proceeds to the Company, after underwriting discounts and commissions, of $121,300,000. Each equity unit consists of a stock purchase contract for the purchase of shares of the Company's common stock and, initially, a senior note due August 16, 2006, issued pursuant to the Company's existing Indenture. The equity units carry a total annual coupon of 5.75% (2.75% annual face amount of the senior notes plus 3.0% annual contract adjustment payments). Each stock purchase contract issued as a part of the equity units carries a maximum conversion premium of up to 22% over the $16.00 issuance price (before adjustment for subsequent stock dividends) of the Company's common shares that were sold on June 11, 2003, as discussed previously. The present value of the equity units contract adjustment payments was initially charged to shareholders' equity, with an offsetting credit to liabilities. The liability is accreted over three years by interest charges to the Consolidated Statement of Operations. Before the issuance of the Company's common stock upon settlement of the purchase contracts, the purchase contracts will be reflected in the Company's diluted earnings per share calculations using the treasury stock method.

In connection with the acquisition of the New England Operations, the Company entered into a $535,000,000 Term Note on August 28, 2000 to fund (i) the cash portion of the consideration to be paid to Fall River Gas' stockholders; (ii) the all cash consideration to be paid to the ProvEnergy and Valley Resources stockholders, (iii) repayment of approximately $50,000,000 of long- and short-term debt assumed in the New England mergers, and (iv) related acquisition costs. The Term Note, which initially expired on August 27, 2001, was extended through August 26, 2002. On July 16, 2002, the Company repaid the Term Note with the proceeds from the issuance of a $311,087,000 Term Note dated July 15, 2002 (the 2002 Term Note) and borrowings under its revolving credit facilities. The 2002 Term Note is held by a syndicate of sixteen banks, led by JPMorgan Chase Bank, as Agent. Eleven of the sixteen banks were also among the lenders of the Term Note. The 2002 Term Note carries a variable interest rate that is tied to either the LIBOR or prime interest rates at the Company's option. The interest rate spread over the LIBOR rate varies with the credit rating of the Senior Notes by Standard and Poor's Rating Information Service (S&P) and Moody's Investor Service, Inc. (Moody's), and is currently LIBOR plus 105 basis points. As of June 30, 2004, a balance of $111,087,000 was outstanding on this 2002 Term Note at an effective interest rate of 2.42%. The 2002 Term Note requires semi-annual principal repayments on February 15th and August 15th of each year, with payments of $35,000,000 each being due February 15, 2005 and August 15, 2005. The remaining principal amount of $41,087,000 is due August 26, 2005. No additional draws can be made on the 2002 Term Note. See Item 7. Management's Discussion and Analysis - Quantitative and Qualitative Disclosures About Market Risk.

On July 30, 2004, the Company issued 4,800,000 shares of common stock at the public offering price of $18.75 per share, resulting in net proceeds to the Company, after underwriting discounts and commissions, of $86,900,000. The Company also sold 6,200,000 shares of the Company's common stock through forward sale agreements with its underwriters and granted the underwriters a 30-day over-allotment option to purchase up to an additional 1,650,000 shares of the Company's common stock at the same price, which was exercised by the underwriters. Under the terms of the forward sale agreements, the Company has the option to settle its obligation to the forward purchasers through either (i) paying a net settlement in cash, (ii) delivering an equivalent number of shares of its common stock to satisfy its net settlement obligation, or (iii) through the physical delivery of shares. The Company will only receive additional proceeds from the sale of the 7,850,000 shares of the Company's common stock that were sold through the forward sale agreements if it settles its obligation under such agreements through the physical delivery of shares, in which case it will receive additional net proceeds of $142,000,000. The forward sale agreements are required to be settled within 12 months from the date of the offering. The Company expects that it will only settle its obligation under the forward sale agreements through the physical delivery of shares if it is successful in its attempt to acquire CrossCountry Energy, LLC (see Item 7. Management's Discussion and Analysis - Liquidity and Capital Resources (Investing Activities)).

The Company has an effective shelf registration statement on file with the Securities and Exchange Commission for a total principal amount of $1,000,000,000 in securities of which $762,812,500 in securities is available for issuance as of August 16, 2004, which may be issued by the Company in the form of debt securities, common stock, preferred stock, guarantees, warrants to purchase common stock, preferred stock and debt securities, stock purchase contracts, stock purchase units and depositary shares in the event that the Company elects to offer fractional interests in preferred stock, and also trust preferred securities to be issued by Southern Union Financing II and Southern Union Financing III. Southern Union may sell such securities up to such amounts from time to time, at prices determined at the time of any such offering.

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

On July 3, 2003, Moody's changed its credit rating on the Company's senior unsecured debt to Baa3 with a negative outlook from Baa3 with a stable outlook. The Company's senior unsecured debt is currently rated BBB by S&P, a rating that it has held since March 2003 when it was downgraded from BBB+. S&P changed its outlook from stable to negative on March 12, 2004. Although no further downgrades are anticipated, such an event would not be expected to have a material impact on the Company. The Company is not party to any lending agreements that would accelerate the maturity date of any obligation due to a failure to maintain any specific credit ratings.

The Company had standby letters of credit outstanding of $58,566,000 at June 30, 2004 and $7,761,000 at June 30, 2003, which guarantee payment of insurance claims and other various commitments.

                                  Other Matters

Stock Splits and Dividends. On August 31, 2004, July 31, 2003 and July 15, 2002, Southern Union distributed a 5% common stock dividend to stockholders of record on August 20, 2004, July 17, 2003 and July 1, 2002, respectively. A portion of the July 15, 2002, 5% stock dividend was characterized as a distribution of capital due to the level of the Company's retained earnings available for distribution as of the declaration date. Unless otherwise stated, all per share data included herein and in the accompanying Consolidated Financial Statements and Notes thereto have been restated to give effect to the stock dividends.

Customer Concentrations. In the Transportation and Storage segment, aggregate sales to Panhandle Energy's top 10 customers accounted for 70% of segment operating revenues and 19% of total operating revenues in fiscal 2004. This included sales to Proliance Energy, LLC, a nonaffiliated local distribution company and gas marketer, which accounted for 17% of segment operating revenues; sales to BG LNG Services, a nonaffiliated gas marketer, which accounted for 16% of segment operating revenues; and sales to CMS Energy Corporation, Panhandle Energy's former parent, which accounted for 11% of segment operating revenues. No other customer accounted for 10% or more of the Transportation and Storage segment operating revenues, and no single customer or group of customers under common control accounted for ten percent or more of the Company's total operating revenues in 2004.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations. As of June 30, 2004, the Company had guarantees related to PEI Power and Advent Network, Inc. (in which Southern Union has an equity interest) of $8,710,000 and $4,000,000, respectively, letters of credit related to insurance claims and other commitments of $58,566,000 and surety bonds related to construction or repair projects of approximately $2,300,000. The Company believes that the likelihood of having to make payments under the letters of credit or the surety bonds is remote, and therefore has made no provisions for making payments under such instruments.

The following table summarizes the Company's expected contractual obligations by payment due date as of June 30, 2004:

                                                               Contractual Obligations (thousands of dollars)
                                               --------------------------------------------------------------------------------
                                                                                                                     2010 and
                                                  Total       2005        2006       2007        2008       2009    thereafter
                                               -----------  ----------  --------   ---------  ---------   --------  -----------
Long-term debt,
   including capital leases (1) (2).........   $ 2,243,374  $   99,997  $ 90,475   $ 565,718  $   1,648   $301,646  $1,183,890
Short-term borrowing,
   including credit facilities (1)..........        21,000      21,000        --          --         --         --          --
Gas purchases (3) ..........................     1,099,972     266,023   196,081     158,678    141,508    127,461     210,221
Missouri Gas Energy Safety Program..........       167,733      10,420    10,524      10,630     10,736     10,843     114,580
Storage contracts (4).......................       447,389      79,790    68,538      63,316     53,075     49,015     133,655
LNG facilities and pipeline expansion.......       172,947     144,789    26,821       1,337         --         --          --
Operating lease payments....................        71,124      17,777    14,708      13,970     10,018      6,549       8,102
Interest payments on debt...................     1,718,510     125,391   122,380     111,114    102,288     89,035   1,168,302
Benefit plan contributions..................        25,657      25,657        --          --         --         --          --
Non-trading derivative liabilities..........        19,405       6,461     6,838       6,106         --         --          --
                                               -----------  ----------  --------   ---------  ---------   --------  ----------
   Total contractual cash obligations.......   $ 5,987,111  $  797,305  $536,365   $ 930,869  $ 319,273  $ 584,549  $2,818,750
                                               ===========  ==========  ========   =========  =========  =========  ==========

---------------------------------
(1) The Company is party to certain debt agreements that contain certain covenants that if not satisfied would be an event of default that would cause such debt to become immediately due and payable. Such covenants require the Company to maintain a certain level of net worth, to meet certain debt to total capitalization ratios, and to meet certain ratios of earnings before depreciation, interest and taxes to cash interest expense. See Note XIII - Debt and Capital Lease.
(2) The long-term debt cash obligations exclude $16,199,000 of unamortized debt premium as of June 30, 2004. (3) The Company has purchase gas tariffs in effect for all its utility service areas that provide for recovery of its purchase gas costs under defined methodologies.
(4) Charges for third party storage capacity.

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

Contingencies. The Company is investigating the possibility that the Company or predecessor companies may have been associated with Manufactured Gas Plant (MGP) sites in its former gas distribution service territories, principally in Texas, Arizona and New Mexico, and present gas distribution service territories in Missouri, Pennsylvania, Massachusetts and Rhode Island. At the present time, the Company is aware of certain MGP sites in these areas and is investigating those and certain other locations. While the Company's evaluation of these Texas, Missouri, Arizona, New Mexico, Pennsylvania, Massachusetts and Rhode Island MGP sites is in its preliminary stages, it is likely that some compliance costs may be identified and become subject to reasonable quantification. Within the Company's distribution service territories certain MGP sites are currently the subject of governmental actions. See Item 7. Management's Discussion and
Analysis - Other Matters (Cautionary Statement Regarding Forward-Looking Information) and Note XVIII - Commitments and Contingencies.

The Company's interstate natural gas transportation operations are subject to federal, state and local regulations regarding water quality, hazardous and solid waste disposal and other environmental matters. The Company has identified environmental impacts at certain sites on its gas transmission systems and has undertaken cleanup programs at those sites. These impacts resulted from (i) the past use of lubricants containing polychlorinated bi-phenyls (PCBs) in compressed air systems; (ii) the past use of paints containing PCBs; (iii) the prior use of wastewater collection facilities; and (iv) other on-site disposal areas. The Company communicated with the United States Environmental Protection Agency (EPA) and appropriate state regulatory agencies on these matters, and has developed and is implementing a program to remediate such contamination in accordance with federal, state and local regulations. Some remediation is being performed by former Panhandle Energy affiliates in accordance with indemnity agreements that also indemnify against certain future environmental litigation and claims. The Company is also subject to various federal, state and local laws and regulations relating to air quality control. These regulations include rules relating to regional ozone control and hazardous air pollutants. The regional ozone control rules are known as State Implementation Plans (SIP) and are designed to control the release of NOx compounds. The rules related to hazardous air pollutants are known as Maximum Achievable Control Technology (MACT) rules and are the result of the 1990 Clean Air Act Amendments that regulate the emission of hazardous air pollutants from internal combustion engines and turbines. See Item 7. Management's Discussion and Analysis - Other Matters (Cautionary Statement Regarding Forward-Looking Information) and Note XVIII - Commitments and Contingencies.

During 1999, several actions were commenced in federal courts by persons involved in competing efforts to acquire Southwest Gas Corporation (Southwest). All of these actions eventually were transferred to the U.S. District Court for the District of Arizona, consolidated and lodged with Judge Roslyn Silver. As a result of summary judgments granted, there were no claims allowed against Southern Union. The trial of Southern Union's claims against the sole-remaining defendant, former Arizona Corporation Commissioner James Irvin, was concluded on December 18, 2002, with a jury award to Southern Union of nearly $400,000 in actual damages and $60,000,000 in punitive damages against former Commissioner Irvin. The District Court denied former Commissioner Irvin's motions to set aside the verdict and reduce the amount of punitive damages. Former Commissioner Irvin has appealed to the Ninth Circuit Court of Appeals. A decision on the appeal by the Ninth Circuit is expected by the first calendar quarter of 2005. The Company intends to vigorously pursue collection of the award. With the exception of ongoing legal fees associated with the collection of damages from former Commissioner Irvin, the Company believes that the results of the above-noted Southwest litigation and any related appeals will not have a materially adverse effect on the Company's financial condition, results of operations or cash flows.

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

In 1993, the U.S. Department of the Interior announced its intention to seek, through its Minerals Management Service (MMS) additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements, buyouts, and buy downs of gas sales contracts with natural gas pipelines. Panhandle Energy's pipelines, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact which are likely to take substantial time to resolve. If required to reimburse or indemnify the producers, Panhandle Energy's pipelines may file with FERC to recover a portion of these costs from pipeline customers. Panhandle Energy believes the outcome of this matter will not have a material adverse effect on its financial position, results of operations or cash flows.

Southern Union and its subsidiaries are parties to other legal proceedings that management considers to be normal actions to which an enterprise of its size and nature might be subject, and not to be material to the Company's overall business or financial condition, results of operations or cash flows. (See Note XVIII - Commitments and Contingencies.)

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

On November 4, 2003, Missouri Gas Energy filed a request with the MPSC to increase base rates by $44,800,000 and to implement a weather mitigation rate design that would significantly reduce the impact of weather-related fluctuations on customer bills. On January 30, 2004, Missouri Gas Energy filed an updated claim which raised the amount of the base rate increase request to $54,200,000. As of July 19, 2004, upon the close of the record and reflecting settlement of a number of issues, MGE's request stood at approximately
$39,000,000 and the MPSC Staff's recommendation stood at approximately $13,000,000. Statutes require that the MPSC reach a decision in the case within an eleven-month period from the original filing date. It is not presently possible to determine what action the MPSC will ultimately take with respect to this rate increase request.

On May 22, 2003, the RIPUC approved a Settlement Offer filed by New England Gas Company related to the final calculation of earnings sharing for the 21-month period covered by the Energize Rhode Island Extension settlement agreement. This calculation generated excess revenues of $5,277,000. The net result of the excess revenues and the Energize Rhode Island weather mitigation and non-firm margin sharing provisions was the crediting to customers of $949,000 over a twelve-month period starting July 1, 2003.

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

In December 2002, FERC approved a Trunkline LNG certificate application to expand the Lake Charles facility to approximately 1.2 Bcf per day of sustainable send out capacity versus the current sustainable send out capacity of .63 Bcf per day and increase terminal storage capacity to 9 Bcf from the current 6.3 Bcf. Construction on the Trunkline LNG expansion project (Phase I) commenced in September 2003 and is expected to be completed by the end of the 2005 calendar year. In February 2004, Trunkline LNG filed a further incremental LNG expansion project (Phase II) with FERC and is awaiting commission approval. Phase II would increase the LNG terminal sustainable send out capacity to 1.8 Bcf per day. Phase II has an expected in-service date of mid-calendar 2006.

In February 2004, Trunkline filed an application with FERC to request approval of a 30-inch diameter, 23-mile natural gas pipeline loop from the LNG terminal. The pipeline creates additional transport capacity in association with the Trunkline LNG expansion and also includes new and expanded delivery points with major interstate pipelines.

The Company continues to pursue certain changes to rates and rate structures that are intended to reduce the sensitivity of earnings to weather, including weather normalization clauses and higher monthly fixed customer charges for its regulated utility operations. New England Gas Company has a weather normalization clause in the tariff covering its Rhode Island operations.

Critical Accounting Policies. The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions about future events and their effects cannot be perceived with certainty. On an ongoing basis, the Company evaluates its estimates based on historical experience, current market conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Nevertheless, actual results may differ from these estimates under different assumptions or conditions. The following is a summary of the Company's most critical accounting policies, which are defined as those policies whereby judgments or uncertainties could affect the application of those policies and materially different amounts could be reported under different conditions or using different assumptions. For a summary of all of the Company's significant accounting policies, see Note I - Summary of Significant Accounting Policies.

Effects of Regulation -- The Company is subject to regulation by certain state and federal authorities. The Company, in its Distribution segment, has accounting policies which conform to the FASB Standard, Accounting for the Effects of Certain Types of Regulation, and which are in accordance with the accounting requirements and ratemaking practices of the regulatory authorities. The application of these accounting policies allows the Company to defer expenses and revenues on the balance sheet as regulatory assets and liabilities when it is probable that those expenses and income will be allowed in the ratemaking process in a period different from the period in which they would have been reflected in the income statement by an unregulated company. These deferred assets and liabilities are then flowed through the results of operations in the period in which the same amounts are included in rates and recovered from or refunded to customers. Management's assessment of the probability of recovery or pass through of regulatory assets and liabilities requires judgment and interpretation of laws and regulatory commission orders. If, for any reason, the Company ceases to meet the criteria for application of regulatory accounting treatment for all or part of its operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the Consolidated Balance Sheet and included in the Consolidated Statement of Operations for the period in which the discontinuance of regulatory accounting treatment occurs. The aggregate amount of regulatory assets and liabilities reflected in the Consolidated Balance Sheets are $99,314,000 and $11,164,000 at June 30, 2004 and $107,696,000 and
$10,084,000 at June 30, 2003, respectively.

Long-Lived Assets -- Long-lived assets, including property, plant and equipment, goodwill and intangibles comprise a significant amount of the Company's total assets. The Company makes judgments and estimates about the carrying value of these assets, including amounts to be capitalized, depreciation methods and useful lives. The Company also reviews these assets for impairment on a periodic basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The impairment test consists of a comparison of an asset's fair value with its carrying value; if the carrying value of the asset exceeds its fair value, an impairment loss is recognized in the Consolidated Statement of Operations in an amount equal to that excess.
Management's determination of an asset's fair value requires it to make long-term forecasts of future revenues and costs related to the asset, when the asset's fair value is not readily apparent from other sources. These forecasts require assumptions about future demand, future market conditions and regulatory developments. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period.

During June 2004, the Company evaluated goodwill for impairment. The determination of whether an impairment has occurred is based on an estimate of discounted future cash flows attributable to the Company's reporting units that have goodwill, as compared to the carrying value of those reporting units' net assets. As of June 30, 2004, pursuant to the FASB Standard, Goodwill and Other Intangible Assets, no impairment had been indicated.

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

Investments in Securities -- As of June 30, 2004, all securities owned by the Company are accounted for under the cost method. These securities consist of common and preferred stock in non-public companies whose value is not readily determinable. A judgmental aspect of accounting for these securities involves determining whether an other-than-temporary decline in value has been sustained. Management reviews these securities on a quarterly basis to determine whether a decline in value is other-than-temporary. Factors that are considered in assessing whether a decline in value is other-than-temporary include, but are not limited to: earnings trends and asset quality; near term prospects and financial condition of the issuer; financial condition and prospects of the issuer's region and industry; and Southern Union's intent and ability to retain the investment. If management determines that a decline in value is other-than-temporary, a charge will be recorded on the Consolidated Statement of Operations to reduce the carrying value of the investment security to its estimated fair value.

In September 2003 and June 2002, Southern Union determined that declines in the value of its investment in PointServe were other than temporary. Accordingly, the Company recorded non-cash charges of $1,603,000 and $10,380,000 during the quarters ended September 30, 2003 and June 30, 2002, respectively, to reduce the carrying value of this investment to its estimated fair value. The Company recognized these valuation adjustments to reflect significant lower private equity valuation metrics and changes in the business outlook of PointServe. PointServe is a closely held, privately owned company and, as such, has no published market value. The Company's remaining investment of $2,603,000 at June 30, 2004 may be subject to future market value risk. The Company will continue to monitor the value of its investment and periodically assess the impact, if any, on reported earnings in future periods.

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

Commitments and Contingencies -- The Company is subject to proceedings, lawsuits and other claims related to environmental and other matters. Accounting for contingencies requires significant judgments by management regarding the estimated probabilities and ranges of exposure to potential liability. For further discussion of the Company's commitments and contingencies, see Note XVIII -- Commitments and Contingencies.

Purchase Accounting -- The Company's acquisition of Panhandle Energy has been accounted for using the purchase method of accounting in accordance with the FASB Standard, Business Combinations. Under this Statement, the purchase price paid by the Company, including transaction costs, was allocated to Panhandle Energy's net assets as of the acquisition date. The Panhandle Energy assets acquired and liabilities assumed have been recorded at their estimated fair value as of the acquisition date based on the results of outside appraisals. Determining the fair value of certain assets acquired and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions. The accounting rules provide a one-year period following the consummation of an acquisition to finalize the fair value estimates.

Accounting Pronouncements

In April 2003, the FASB issued Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Statement (i) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (ii) clarifies when a derivative contains a financing component, (iii) amends the definition of an underlying to conform it to language used in FASB Interpretation Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (iv) amends certain other existing pronouncements. The Statement did not materially change the methods the Company uses to account for and report its derivatives and hedging activities.

Effective July 1, 2003, the Company adopted the FASB standard, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement establishes guidelines on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement further defines and requires that certain instruments within its scope be classified as liabilities on the financial statements. The adoption of the Statement did not have a material impact on its financial position, results of operations or cash flows for the periods presented.

Effective January 1, 2004 the Company adopted the FASB standard, Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106. The Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It retains the disclosure requirements contained in FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces, and requires additional disclosure about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Statement does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for
Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions.

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

In March 2004, the Emerging Issues Task Force (EITF) reached final consensuses on Issue 03-6, Participating Securities and the Two-Class Method under FASB 128, Earnings per Share. The Issue addresses the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The Issue is effective for interim periods beginning after March 31, 2004. Based on the Company's capital structure at June 30, 2004, this Issue did not change the method used by the Company to calculate its earnings per share for the period ended June 30, 2004.

In accordance with FASB Financial Staff Position (FSP), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the benefit obligation and net periodic post-retirement cost in the Company's consolidated financial statements and accompanying notes do not reflect the effects of the Act on the Company's post-retirement healthcare plan because the employer is unable to conclude whether benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act. The method of determining whether a sponsor's plan will qualify for actuarial equivalency is pending until the US Department of Health and Human Services (HHS) completes its interpretative work on the Act. Once the interpretative guidance is released by HHS, if eligible, the Company will account for the subsidy as an actuarial gain pursuant to the guidelines of this standard.

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

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Company has long-term debt and revolving credit facilities, which subject the Company to the risk of loss associated with movements in market interest rates.

At June 30, 2004, the Company had issued fixed-rate long-term debt aggregating $1,866,308,000 in principal amount (excluding premiums on Panhandle Energy's debt of $16,199,000) and having a fair value of $1,959,225,000. These instruments are fixed-rate and, therefore, do not expose the Company to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $84,263,000 if interest rates were to decline by 10% from their levels at June 30, 2004. In general, such an increase in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments in the open market prior to their maturity.

The Company's floating-rate obligations aggregated $398,066,000 at June 30, 2004 and primarily consisted of the 2002 Term Note, the debt assumed under the Panhandle Acquisition related to the Trunkline LNG facility, and amounts borrowed under the Long-Term Facility. The floating-rate obligations under the 2002 Term Note and the Long-Term Facility expose the Company to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating rates were to increase by 10% from June 30, 2004 levels, the Company's consolidated interest expense would increase by a total of approximately $68,000 each month in which such increase continued.

The risk of an economic loss is reduced at this time as a result of the Company's regulated status with respect to its Distribution segment operations. Any unrealized gains or losses are accounted for in accordance with the FASB Standard, Accounting for the Effects of Certain Types of Regulation, as a regulatory asset or liability.

The change in exposure to loss in earnings and cash flow related to interest rate risk from June 30, 2003 to June 30, 2004 is not material to the Company.

See Note XIII - Debt and Capital Lease.

In connection with the acquisition of the Pennsylvania Operations, the Company assumed a guaranty with a bank whereby the Company unconditionally guaranteed payment of financing obtained for the development of PEI Power Park. In March 1999, the Borough of Archbald, the County of Lackawanna, and the Valley View School District (together the Taxing Authorities) approved a Tax Incremental Financing Plan (TIF Plan) for the development of PEI Power Park. The TIF Plan requires that: (i) the Redevelopment Authority of Lackawanna County raise $10,600,000 of funds to be used for infrastructure improvements of the PEI Power Park; (ii) the Taxing Authorities create a tax increment district and use the incremental tax revenues generated from new development to service the $10,600,000 debt; and (iii) PEI Power Corporation, a subsidiary of the Company, guarantee the debt service payments. In May 1999, the Redevelopment Authority of Lackawanna County borrowed $10,600,000 from a bank under a promissory note (TIF
Debt), which was refinanced and modified in May 2004. Beginning May 15, 2004 the TIF Debt bears interest at a variable rate equal to three-quarters percent (.75%) lower than the National Prime Rate of Interest with no interest rate floor or ceiling. The TIF Debt matures on June 30, 2011. Interest-only payments were required until June 30, 2003, and semi-annual interest and principal payments are required thereafter. As of June 30, 2004, the interest rate on the TIF Debt was 3.25% and estimated incremental tax revenues are expected to cover approximately 25% of the fiscal 2005 annual debt service. Based on information available at this time, the Company believes that the amount provided for the potential shortfall in estimated future incremental tax revenues is adequate as of June 30, 2004. The balance outstanding on the TIF Debt was $8,710,000 as of June 30, 2004.

As a result of the acquisition of Panhandle Energy, the Company is party to interest rate swap agreements with an aggregate notional amount of $197,947,000 as of June 30, 2004 that fix the interest rate applicable to floating rate long-term debt and which qualify for hedge accounting. For the year ended June 30, 2004, the amount of swap ineffectiveness was not significant. As of June 30, 2004, floating rate LIBOR-based interest payments are exchanged for weighted fixed rate interest payments of 5.88%, which does not include the spread on the underlying variable debt rate of 1.625%. Interest rate swaps are carried on the Consolidated Balance Sheet at fair value with the unrealized gain or loss adjusted through accumulated other comprehensive income. As such, payments or receipts on interest rate swap agreements, in excess of the liability recorded, are recognized as adjustments to interest expense. As of June 30, 2004 and 2003, the fair value liability position of the swaps was $14,445,000 and $26,058,000, respectively. As of June 30, 2004 and since the acquisition date, an unrealized gain of $1,776,000, net of tax, was included in accumulated other comprehensive income related to these swaps, of which approximately $1,068,000, net of tax, is expected to be reclassified to interest expense during the next twelve months as the hedged interest payments occur. Current market pricing models were used to estimate fair values of interest rate swap agreements.

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

In March and April 2003, the Company entered into a series of treasury rate locks with an aggregate notional amount of $250,000,000 to manage its exposure against changes in future interest payments attributable to changes in the benchmark interest rate prior to the anticipated issuance of fixed-rate debt. These treasury rate locks expired on June 30, 2003, resulting in a $6,862,000 after-tax loss that was recorded in accumulated other comprehensive income and will be amortized into interest expense over the lives of the associated debt instruments. As of June 30, 2004, approximately $981,000 of net after-tax losses in accumulated other comprehensive income will be amortized into interest expense during the next twelve months.

The notional amounts of the interest rate swaps are not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

In March 2004, Panhandle Energy entered into an interest rate swap to hedge the risk associated with the fair value of its $200,000,000 2.75% Senior Notes. These swaps are designated as fair value hedges and qualify for the short cut method under FASB standard, Accounting for Derivative Instruments and Hedging Activities, as amended. Under the swap agreement Panhandle Energy will receive fixed interest payments at a rate of 2.75% and will make floating interest payments based on the six-month LIBOR. No ineffectiveness is assumed in the hedging relationship between the debt instrument and the interest rate swap. As of June 30, 2004, the fair value liability position of the swap was $4,960,000, which reduced the carrying value of the underlying debt.

During fiscal 2004, the Company acquired natural gas commodity swap derivatives and collar transactions in order to mitigate price volatility of natural gas passed through to utility customers. The cost of the derivative products and the settlement of the respective obligations are recorded through the gas purchase adjustment clause as authorized by the applicable regulatory authority and therefore do not impact earnings. The fair value of the contracts is recorded as an adjustment to a regulatory asset/ liability in the Consolidated Balance Sheet. As of June 30, 2004, the fair values of the contracts, which expire at various times through March 2005, are included in the Consolidated Balance Sheet as a liability and a matching adjustment to deferred cost of gas of $1,337,000.

In March 2001, the Company discovered unauthorized financial derivative energy trading activity by a non-regulated, wholly-owned subsidiary. All unauthorized trading activity was subsequently closed in March and April of 2001 resulting in a cumulative cash expense of $191,000, net of taxes, and deferred income of $7,921,000 at June 30, 2001. For fiscal years 2004, 2003 and 2002, the Company recorded $605,000, $605,000 and $6,204,000, respectively, through other income relating to the expiration of contracts resulting from this trading activity. The remaining deferred liability of $507,000 at June 30, 2004 related to these derivative instruments will be recognized as income in the Consolidated Statement of Operations over the next year based on the related contracts. The Company established new limitations on trading activities, as well as new compliance controls and procedures that are intended to make it easier to identify quickly any unauthorized trading activities.


ITEM 8.  Financial Statements and Supplementary Data.

The information required here is included in the report as set forth in the Index to Consolidated Financial Statements on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), and with the participation of personnel from our Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2004 and have communicated that determination to the Audit Committee of our Board of Directors.

Changes in Internal Controls

There have been no significant changes in our internal controls or other factors that have materially affected or are reasonably likely to materially affect internal controls subsequent to June 30, 2004.

ITEM 9B.  Other Information.

None.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

There is incorporated in this Item 10 by reference the information that will appear in the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders under the captions Board of Directors -- Board Size and Composition, Report of the Audit Committee, and Executive Officers and Compensation -- Executive Officers Who Are Not Directors and Executive Officers and Compensation -- Section 16(a) Beneficial Owner Reporting Compliance.

We have adopted a Code of Ethics for Senior Financial Officers, which applies to our Chief Executive Officer, Chief Financial Officer, controller and other individuals in our finance department performing similar functions. The Code of Ethics is available on our website at www.southernunionco.com. If any substantive amendment to the Code of Ethics is made or any waiver is granted thereunder, including any implicit waiver, our Chief Executive Officer, Chief Financial Officer or other authorized officer will disclose the nature of such amendment or waiver on our website at www.southernunionco.com or in a report on Form 8-K.

ITEM 11.  Executive Compensation.

There is incorporated in this Item 11 by reference the information that will appear in the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders under the captions Executive Officers and Compensation -- Executive Compensation and Certain Relationships.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

There is incorporated in this Item 12 by reference the information that will appear in the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders under the captions Executive Officers and Compensation - Equity Compensation Plans and Security Ownership.

ITEM 13.  Certain Relationships and Related Transactions.

There is incorporated in this Item 13 by reference the information that will appear in the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders under the caption Certain Relationships.

ITEM 14.  Principal Accountants Fee and Services.

There is incorporated in this Item 14 by reference the information that will appear in the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders under the caption Independent Auditors.

                                     PART IV

ITEM 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) and  (2)   Financial   Statements   and   Financial  Statement Schedules.
                  See Index to Consolidated Financial Statements set forth on page F-1.

(a)(3) Exhibits.

Exhibit No.                        Description
-----------                        -----------

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

Exhibit No.                             Description
-----------                             -----------

      4(j) Form of Supplemental Indenture to Subordinated Debt Securities Indenture with respect to the Subordinated Debt Securities issued in connection with the Southern Union Financing I Preferred
              Securities. (Filed as Exhibit 4-H to Southern Union's Registration Statement on Form S-3 (No.33-58297) and incorporated herein by reference.)

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

      4(n) First Mortgage Bonds Indenture of Mortgage and Deed of Trust dated as of March 15, 1946 by Southern Union Company (as successor to PG Energy, Inc. formerly, Pennsylvania Gas and Water Company, and originally, Scranton-Spring Brook Water Service Company) to Guaranty Trust Company of New York. (Filed as Exhibit
              4.1 to Southern Union's Current Report on Form 8-K filed on December 30, 1999 and incorporated herein by reference.)

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

      4(t) Letter Agreement dated as of July 26, 2004, between Southern Union Company and Merrill Lynch International. (Filed as Exhibit 99.1 to Southern Union's Current Report on Form 8-K filed on August 31, 2004 and incorporated herein by reference.)

      4(u) Letter Agreement dated as of July 26, 2004, between Southern Union Company and JPMorgan Chase Bank, London Branch, acting through J.P. Morgan Securities Inc. as agent. (Filed as Exhibit
              99.2 to Southern Union's Current Report on Form 8-K filed on August 31, 2004 and incorporated herein by reference.)

      4(v) Southern Union is a party to other debt instruments, none of which authorizes the issuance of debt securities in an amount which exceeds 10% of the total assets of Southern Union. Southern Union hereby agrees to furnish a copy of any of these instruments to the Commission upon request.

      10(a) Third Amended and Restated Revolving Credit Agreement between Southern Union Company and the Banks named therein dated May 28, 2004.

Exhibit No.                            Description
-----------                            -----------

      10(b) Amended and Restated Term Loan Credit Agreement between Southern Union Company and the Banks named therein dated April 3, 2003. (Filed as Exhibit 10(c) to Southern Union's Annual Report on Form 10-K for the year ended June 30, 2003 and incorporated herein by reference.)

      10(c) Form of Indemnification Agreement between Southern Union Company and each of the Directors of Southern Union Company. (Filed as Exhibit 10(i) to Southern Union's Annual Report on Form 10-K for the year ended December 31, 1986 and incorporated herein by reference.)

      10(d) Southern Union Company 1992 Long-Term Stock Incentive Plan, as Amended. (Filed as Exhibit 10(l) to Southern Union's Annual Report on Form 10-K for the year ended June 30, 1998 and incorporated herein by reference.)(*)

      10(e) Southern Union Company Director's Deferred Compensation Plan. (Filed as Exhibit 10(g) to Southern Union's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.)(*)

      10(f) Southern Union Company Amended Supplemental Deferred Compensation Plan with Amendments. (Filed as Exhibit 4 to Southern Union's Form S-8 filed May 27, 1999 and incorporated herein by reference.)(*)

      10(g)   [Reserved].

      10(h) Employment agreement between Thomas F. Karam and Southern Union Company dated December 28, 1999. (Filed as Exhibit 10(a) to Southern Union's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and incorporated herein by reference.)

      10(i) Secured Promissory Note and Security Agreements between Thomas F. Karam and Southern Union Company dated December 20, 1999. (Filed as Exhibit 10(b) to Southern Union's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and incorporated herein by reference.)

      10(j) Promissory Note between Dennis K. Morgan and Southern Union Company dated January 28, 2000. (Filed as Exhibit 10(k) to Southern Union's Annual Report on Form 10-K for the year ended June 30, 2002 and incorporated herein by reference.)

      10(k) Southern Union Company Pennsylvania Division Stock Incentive Plan. (Filed as Exhibit 4 to Form S-8, SEC File No. 333-36146, filed on May 3, 2000 and incorporated herein by reference.)(*)

      10(l) Southern Union Company Pennsylvania Division 1992 Stock Option Plan. (Filed as Exhibit 4 to Form S-8, SEC File No. 333-36150, filed on May 3, 2000 and incorporated herein by reference.)(*)

      10(m) Employment agreement between David W. Stevens and Southern Union Company dated October 31, 2002. (Filed as Exhibit 10 to Southern Union's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 and incorporated herein by reference.)

      10(n)   Southern  Union Company 2003 Stock and Incentive  Plan.  (Filed as
              Exhibit 4.1 to Form S-8, SEC File No. 333-112527, filed on February 5, 2004 and incorporated herein by reference.)(*)

      14      Code of Ethics.

      21      Subsidiaries of the Company.

      23      Consent of Independent Registered Public Accounting Firm.

Exhibit No.                          Description
-----------                          -----------

      24      Power of Attorney.

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


      (b) Reports on Form 8-K. Southern Union filed the following Current Reports on Form 8-K during the three months ended June 30, 2004.

Date
Filed                             Description of Filing
-----             --------------------------------------------------------------

04/30/04 Announcement of operating performance for the quarter- and nine-months ended March 31, 2004 and 2003 and filing, under
                  Item 12,  summary  statements  of  income  of  Southern  Union
                  Company for the quarter ended March 31, 2004 and 2003 (unaudited) and notes thereto.

06/23/04 Announcement that CCE Holdings, LLC, a joint venture of Southern Union and its 50% equity partner GE Commercial
                  Finance Energy Financial Services, submitted an offer to acquire 100% of the equity interests of CrossCountry Energy, LLC from Enron Corp. and its affiliates.

06/25/04 Announcement that CCE Holdings, LLC entered into a Purchase Agreement to acquire 100% of the equity interests of CrossCountry Energy, LLC from Enron Corp. and its affiliates; announcement that the U.S. Bankruptcy Court for the Southern District of New York issued an Order establishing CCE Holding's Agreement as the "Stalking Horse" bid; and filing under Item 7, the Purchase Agreement among CCE Holdings, LLC, Enron Transportation Services, LLC, EOC Preferred, LLC and Enron Corp., dated as of June 24, 2004.

---------------------
(*) Indicates Management Compensation Plan.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Southern Union has duly caused this report to be signed by the undersigned, thereunto duly authorized, on August 31, 2004.


                                                   SOUTHERN UNION COMPANY


                                                    By     THOMAS F. KARAM
                                                      --------------------------
                                                      Thomas F. Karam
                                                      President   and Chief
                                                      Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Southern Union and in the capacities indicated as of August 31, 2004.

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

     DAVID BRODSKY*               Director

     FRANK W. DENIUS*             Director

     KURT A. GITTER, M.D.*        Director

     THOMAS F. KARAM              Director
     ---------------------
     Thomas F. Karam

     ADAM M. LINDEMANN*           Director

     GEORGE ROUNTREE, III*        Director

     RONALD W. SIMMS*             Director

     DAVID J. KVAPIL              Executive Vice President and Chief Financial
     ------------------------
     David J. Kvapil              Officer (Principal Accounting Officer)


*By  THOMAS F. KARAM
     -----------------------
     Thomas F. Karam
     Attorney-in-fact

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                      Page

Financial Statements:
 Consolidated statement of operations -- years ended
   June 30, 2004, 2003 and 2002..................................     F-2
 Consolidated balance sheet -- June 30, 2004 and 2003............  F-3 to F-4
 Consolidated statement of cash flows -- years ended June 30,
   2004, 2003 and 2002...........................................     F-5
 Consolidated statement of common stockholders' equity -- years
   ended June 30, 2004, 2003 and 2002............................     F-6
 Notes to consolidated financial statements......................  F-7 to F-44
 Report of independent registered public accounting firm.........     F-45


All schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                              Year Ended June 30,
                                                                                 -------------------------------------------
                                                                                       2004          2003          2002
                                                                                 -------------  ------------  --------------
                                                                                 (thousands  of  dollars, except shares and
                                                                                                per share amounts)
Operating revenues:
     Gas distribution......................................................      $   1,304,405  $  1,158,964  $     968,933
     Gas transportation and storage........................................            491,083        24,529             --
     Other.................................................................              4,486         5,014         11,681
                                                                                 -------------  ------------  -------------
         Total operating revenues..........................................          1,799,974     1,188,507        980,614

Cost of gas and other energy...............................................           (864,438)     (724,611)      (573,077)
Revenue-related taxes......................................................            (45,395)      (40,485)       (33,409)
                                                                                 -------------  ------------  -------------
         Net operating revenues, excluding depreciation and amortization...            890,141       423,411        374,128

Operating expenses:
     Operating, maintenance and general....................................            411,811       193,745        171,147
     Business restructuring charges........................................                 --            --         29,159
     Depreciation and amortization.........................................            118,755        60,642         58,989
     Taxes, other than on income and revenues..............................             54,048        26,653         23,708
                                                                                 -------------  ------------  -------------
         Total operating expenses..........................................            584,614       281,040        283,003
                                                                                 -------------  ------------  -------------
         Operating income..................................................            305,527       142,371         91,125
                                                                                 -------------  ------------  -------------
Other income (expenses):
     Interest .............................................................           (127,867)      (83,343)       (90,992)
     Dividends on preferred securities of subsidiary trust.................                 --        (9,480)        (9,480)
     Other, net............................................................              5,468        18,394         14,278
                                                                                 -------------  ------------  -------------
         Total other expenses, net.........................................           (122,399)      (74,429)       (86,194)
                                                                                 -------------  ------------  -------------
Earnings from continuing operations before income taxes....................            183,128        67,942          4,931
Federal and state income taxes ............................................             69,103        24,273          3,411
                                                                                 -------------  ------------  -------------
Net earnings from continuing operations....................................            114,025        43,669          1,520
                                                                                 -------------  ------------  -------------
Discontinued operations:
     Earnings from discontinued operations before income taxes.............                 --        84,773         29,801
     Federal and state income taxes........................................                 --        52,253         11,697
                                                                                 -------------  ------------  -------------
Net earnings from discontinued operations..................................                 --        32,520         18,104
                                                                                 -------------  ------------  -------------
Net earnings  .............................................................            114,025        76,189         19,624
Preferred stock dividends..................................................            (12,686)           --             --
                                                                                 -------------- ------------  -------------
Net earnings available for common shareholders.............................      $     101,339  $     76,189  $      19,624

Net earnings available for common shareholders from continuing operations per share:
     Basic.................................................................      $        1.34  $       0.72  $        0.03
                                                                                 =============  ============= =============
     Diluted...............................................................      $        1.30  $       0.70  $        0.02
                                                                                 =============  ============= =============

Net earnings available for common shareholders per share:
     Basic.................................................................      $        1.34  $       1.26  $        0.33
                                                                                 =============  ============= =============
     Diluted...............................................................      $        1.30  $       1.22  $        0.31
                                                                                 =============  ============= =============
Weighted average shares outstanding:
     Basic.................................................................         75,442,238     60,584,293    59,420,048
                                                                                 =============  ============= =============

     Diluted...............................................................         77,694,532     62,523,107    62,596,874
                                                                                 =============  ============= =============

                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                     ASSETS



                                                                                                          June 30,
                                                                                            ---------------------------------
                                                                                                   2004             2003
                                                                                            ---------------------------------

                                                                                                  (thousands of dollars)
Property, plant and equipment:
     Plant in service.................................................................      $    3,772,616   $    3,710,541
     Construction work in progress....................................................             169,264           75,484
                                                                                            --------------   --------------
                                                                                                 3,941,880        3,786,025
         Less accumulated depreciation and amortization...............................            (734,367)        (641,225)
                                                                                            --------------   --------------

         Net property, plant and equipment............................................           3,207,513        3,144,800

Current assets:
     Cash and cash equivalents........................................................              19,971           86,997
     Accounts receivable, billed and unbilled, net....................................             181,924          192,402
     Inventories......................................................................             200,295          173,757
     Deferred gas purchase costs......................................................               3,933           24,603
     Gas imbalances - receivable......................................................              22,045           34,911
     Prepayments and other............................................................              27,561           18,971
                                                                                            --------------   --------------
         Total current assets.........................................................             455,729          531,641

Goodwill, net of accumulated amortization of $27,510..................................             640,547          642,921

Deferred charges......................................................................             190,735          188,261

Investment securities, at cost........................................................               8,038            9,641

Other.................................................................................              69,896           73,674












                                                                                            --------------   --------------
         Total assets.................................................................      $    4,572,458   $    4,590,938
                                                                                            ==============   ==============

                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Continued)



                      STOCKHOLDERS' EQUITY AND LIABILITIES

                                                                                                         June 30,
                                                                                             ------------------------------
                                                                                                    2004            2003
                                                                                             ------------------------------
                                                                                                 (thousands of dollars)
Stockholders' equity:
     Common stock, $1 par value; authorized 200,000,000 shares;
         issued 77,140,087 shares at June 30, 2004.....................................      $      77,141    $      73,074
     Preferred stock, no par value; authorized 6,000,000 shares;
         issued 920,000 shares at June 30, 2004........................................            230,000               --
     Premium on capital stock..........................................................            975,104          909,191
     Less treasury stock: 404,536 and 282,333 shares, respectively,
         at cost.......................................................................            (12,870)         (10,467)
     Less common stock held in trust: 1,089,147 and 1,061,656 shares,
         respectively..................................................................            (15,812)         (15,617)
     Deferred compensation plans.......................................................             11,960            9,960
     Accumulated other comprehensive income (loss).....................................            (50,224)         (62,579)
     Retained earnings.................................................................             46,692           16,856
                                                                                             -------------    -------------
     Total stockholders' equity........................................................          1,261,991          920,418

Company-obligated mandatorily redeemable preferred securities of subsidiary
     trust holding solely subordinated notes of Southern Union.........................                --           100,000

Long-term debt and capital lease obligation............................................          2,154,615        1,611,653
                                                                                             -------------    -------------

         Total capitalization..........................................................          3,416,606        2,632,071

Current liabilities:
     Long-term debt and capital lease obligation due within one year...................             99,997          734,752
     Notes payable.....................................................................             21,000          251,500
     Accounts payable..................................................................            122,309          112,840
     Federal, state and local taxes....................................................             32,866            6,743
     Accrued interest..................................................................             36,891           40,871
     Customer deposits.................................................................             12,043           12,585
     Gas imbalances - payable..........................................................             72,057           64,519
     Other.............................................................................            116,783          130,196
                                                                                             -------------    -------------

         Total current liabilities.....................................................            513,946        1,354,006

Deferred credits.......................................................................            292,946          322,154

Accumulated deferred income taxes......................................................            348,960          282,707

Commitments and contingencies..........................................................
                                                                                             -------------    -------------
         Total stockholders' equity and liabilities....................................      $   4,572,458    $   4,590,938
                                                                                             =============    =============


                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                              Year Ended June 30,
                                                                                 -------------------------------------------
                                                                                        2004         2003           2002
                                                                                 -------------------------------------------
                                                                                             (thousands of dollars)
Cash flows from (used in) operating activities:
     Net earnings ........................................................       $   114,025      $ 76,189      $  19,624
     Adjustments to reconcile  net earnings to net cash flows  provided by
        (used in) operating activities:
         Depreciation and amortization....................................           118,755         60,642         58,989
Amortization of debt premium..............................................           (14,243)        (1,307)            --
         Deferred income taxes............................................            67,455         78,747         28,397
Provision for bad debts...................................................            21,216         17,873         12,260
Provision for impairment of other assets..................................             1,603             --         10,380
         Financial derivative trading gains...............................              (605)          (605)        (6,204)
Amortization of debt expense..............................................             4,143          2,919          2,936
Gain on sale of subsidiaries and other assets.............................                --        (62,992)        (6,414)
         Loss on sale of subsidiaries.....................................             1,150             --          1,500
         Gain on settlement of interest rate swaps........................                --             --        (17,166)
         Gain on extinguishment of debt...................................            (6,354)            --             --
         Business restructuring charges...................................                --             --         24,440
         Net cash provided (used by) assets held for sale.................                --        (23,698)        48,618
         Other ...........................................................              (470)          (707)           355
         Changes in operating assets and liabilities, net of
            acquisitions:
              Accounts receivable, billed and unbilled....................            (6,181)       (48,520)        71,932
              Gas imbalance receivable....................................            20,341          6,330             --
              Accounts payable............................................             9,469         22,728        (11,965)
              Gas imbalance payable.......................................            (1,278)         4,851             --
              Customer deposits...........................................              (542)         5,013            (53)
              Deferred gas purchase costs.................................            20,670        (21,006)        53,436
              Inventories.................................................           (25,824)       (34,583)         1,044
              Deferred charges and credits................................            13,773        (12,561)        16,804
              Prepaids and other current assets...........................             8,978         2,541         (3,735)
              Taxes and other current liabilities.........................            (5,031)       (16,158)       (31,562)
                                                                                ------------    -----------    -----------
         Net cash flows provided by operating activities..................           341,050         55,696        273,616
                                                                                ------------    -----------    -----------
Cash flows (used in) provided by investing activities:
     Additions to property, plant and equipment...........................          (226,053)       (79,730)       (70,698)
Acquisition of operations, net of cash received...........................                --       (522,316)            --
     Notes receivable.....................................................            (2,000)        (6,750)        (2,750)
     Purchase of investment securities....................................                --             --           (938)
Customer advances ........................................................            (3,600)        (9,619)          (403)
     Proceeds from sale of subsidiaries and other assets..................             2,175        437,000         40,935
Proceeds from sale of interest rate swaps.................................                --             --         17,166
     Net cash used in assets held for sale................................                --        (13,410)       (23,215)
     Other................................................................             2,469          3,465            677
                                                                                ------------   ------------   ------------
         Net cash flows used in investing activities......................          (227,009)      (191,360)       (39,226)
                                                                                ------------   ------------   ------------
Cash flows (used in) provided by financing activities:
     Issuance of long-term debt...........................................           750,000        311,087             --
Issuance costs of debt....................................................            (8,530)          (313)          (921)
     Issuance of preferred stock..........................................           230,000             --             --
     Issuance costs of preferred stock....................................            (6,590)            --             --
     Issuance of common stock.............................................                --        168,682             --
     Issuance of equity units.............................................                --        125,000             --
     Issuance cost of equity units........................................                --         (3,443)            --
     Purchase of treasury stock...........................................            (2,403)        (2,181)       (41,632)
     Dividends paid on preferred stock....................................            (8,393)            --             --
     Repayment of debt and capital lease obligation.......................          (908,773)      (500,135)      (145,131)
Net (payments) borrowings under revolving credit facilities...............          (230,500)       119,700        (58,800)
Proceeds from exercise of stock options...................................             4,122          3,047          8,346
     Other................................................................                --          1,217          2,529
                                                                                ------------   ------------   ------------
Net cash flows (used in) provided by financing activities.................          (181,067)       222,661       (235,609)
                                                                                -------------  ------------   ------------
Change in cash and cash equivalents.......................................           (67,026)        86,997         (1,219)
Cash and cash equivalents at beginning of year............................            86,997             --          1,219
                                                                                ------------   ------------   ------------
Cash and cash equivalents at end of year..................................      $     19,971   $     86,997   $         --
                                                                                ============   ============   ============

Cash paid for interest, net of amounts capitalized, in 2004, 2003 and 2002 was $143,715,000, $90,462,000 and $99,643,000, respectively. Cash refunded for income taxes in 2004 and 2002 was $10,875,000 and $4,214,000, respectively, while cash paid for income taxes in 2003 was $2,351,000.

                             See accompanying notes.



                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                              Accumulated
                                                                                    Common        Other                   Total
                                  Common       Preferred    Premium     Treasury    Stock      Comprehen-                 Stock-
                                  Stock, $1    Stock, No   on Capital  Stock, at   Held in    sive Income    Retained    holders'
                                  Par Value    Par Value     Stock        Cost      Trust        (Loss)       Earnings    Equity
                                  ---------    ---------     -----        ----      -----        ------       --------    ------
                                                               (thousands of dollars)

Balance July 1, 2001              $ 54,553   $       --    $ 676,324   $  (15,869) $ (11,697)   $  13,443  $    5,103    $  721,857
 Comprehensive income:
  Net earnings                           --          --           --           --         --           --      19,624        19,624
  Unrealized loss in investment
   securities, net of tax benefit        --          --           --           --         --      (18,249)         --       (18,249)
  Minimum pension liability
   adjustment, net of tax benefit        --          --           --           --         --      (10,498)         --       (10,498)
  Unrealized gain on hedging
   activities, net of tax                --          --           --           --         --          804          --           804
                                                                                                                          ---------
  Comprehensive income (loss)                                                                                                (8,319)
 Payment on note receivable              --          --          202           --         --           --          --           202
 Purchase of treasury stock              --          --           --      (41,632)        --           --          --       (41,632)
 5% stock dividend                    2,618          --       22,091           --         --           --     (24,727)          (18)
 Stock compensation plan                 --          --        1,248           --      1,257           --          --         2,505
 Sale of common stock held in trust      --          --           26           --      1,945           --          --         1,971
 Exercise of stock options              884          --        8,021         (172)        47           --          --         8,780
                                   --------     -------    ---------    ---------  ---------    ---------   ---------     ---------
Balance June 30, 2002                58,055          --      707,912      (57,673)    (8,448)     (14,500)         --       685,346
 Comprehensive income (loss):
  Net earnings                           --          --          --            --         --           --      76,189        76,189
  Unrealized loss in investment
   securities, net of tax benefit        --          --          --            --         --         (581)         --          (581)
  Minimum pension liability
   adjustment, net of tax benefit        --          --          --            --         --      (41,930)         --       (41,930)
  Unrealized loss on hedging
   activities, net of tax benefit        --          --          --            --         --       (5,568)         --        (5,568)
                                                                                                                          ---------
  Comprehensive income                                                                                                       28,110
                                                                                                                          ---------
 Payment on note receivable              --          --         305            --         --           --          --           305
 Purchase of treasury stock              --          --          --        (2,181)        --           --          --        (2,181)
 5% stock dividend                    3,468          --      55,832            --         --           --     (59,333)          (33)
 Stock compensation plan                 --          --         480            --        737           --          --         1,217
 Issuance of stock for acquisition       --          --          --        48,900         --           --          --        48,900
 Issuance of common stock            10,925          --     157,757            --         --           --          --       168,682
 Issuance costs of equity units          --          --      (3,443)           --         --           --          --        (3,443)
 Contract adjustment payment             --          --     (11,713)           --         --           --          --       (11,713)
 Sale of common stock held in trust      --          --        (243)           --      2,424           --          --         2,181
 Exercise of stock options              626          --       2,304           487       (370)          --          --         3,047
                                   --------    --------    --------      --------   --------     --------    --------     ---------
Balance June 30, 2003                73,074          --     909,191       (10,467)    (5,657)     (62,579)     16,856       920,418

 Comprehensive income (loss):
  Net earnings                           --          --          --            --         --           --     114,025       114,025
  Unrealized loss in investment
   securities, net of tax benefit        --          --          --            --         --          (21)         --           (21)
  Minimum pension liability
   adjustment, net of tax                --          --          --            --         --       10,768          --        10,768
  Unrealized gain on hedging
   activities, net of tax                --          --          --            --         --        1,608          --         1,608
                                                                                                                          ---------
  Comprehensive income                                                                                                      126,380
                                                                                                                          ---------
Preferred stock dividends                --          --          --            --         --          --      (12,686)      (12,686)
Payment on note receivable               --          --         347            --         --          --           --           347
Purchase of treasury stock               --          --          --        (2,403)        --          --           --        (2,403)
5% stock dividend                     3,656          --      67,847            --         --          --      (71,503)           --
Sale of common stock held in trust       --          --         598            --      1,805          --           --         2,403
Issuance of preferred stock              --     230,000      (6,590)           --         --          --           --       223,410
Exercise of stock options               411          --       3,711            --         --          --           --         4,122
                                   --------  ----------   ---------    ----------   --------   -----------  ----------   ----------
Balance June 30, 2004              $ 77,141  $  230,000   $ 975,104    $  (12,870)  $ (3,852)  $   (50,224) $   46,692   $1,261,991
                                   ========  ==========   =========    ==========   ========   ===========  ==========   ==========

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

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                  I Summary of Significant Accounting Policies

Operations. Southern Union Company (Southern Union and together with its subsidiaries, the Company) is primarily engaged in the transportation, storage and distribution of natural gas in the United States. The Company's interstate natural gas transportation and storage operations are conducted through Panhandle Energy, which operates more than 10,000 miles of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the Panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes regions. The Company's local natural gas distribution operations are conducted through its three regulated utility divisions, Missouri Gas Energy, PG Energy and New England Gas Company, which collectively serve over 960,000 customers in Missouri, Pennsylvania, Rhode Island and Massachusetts.

Basis of Presentation. Effective June 11, 2003, the Company acquired Panhandle Energy from CMS Energy Corporation. The acquisition was accounted for using the purchase method of accounting in accordance with accounting principles generally accepted in the United States of America with the purchase price paid and acquisition costs incurred by the Company allocated to Panhandle Energy's net assets as of the acquisition date. The Panhandle Energy assets acquired and liabilities assumed have been recorded at their estimated fair value as of the acquisition date based on the results of outside appraisals. Panhandle Energy's results of operations have been included in the Consolidated Statement of Operations since June 11, 2003. Thus, the Consolidated Statement of Operations for the periods subsequent to the acquisition is not comparable to the same periods in prior years.

Effective January 1, 2003, the Company completed the sale of its Southern Union Gas Company natural gas operating division and related assets to ONEOK, Inc. (ONEOK). In accordance with accounting principles generally accepted in the United States of America, the results of operations and gain on sale of the Texas operations have been segregated and reported as "discontinued operations" in the Consolidated Statement of Operations and as "assets held for sale" in the Consolidated Statement of Cash Flows for the respective periods. See Note II -- Acquisitions and Sales and Note XIX -- Discontinued Operations.

Principles of Consolidation. The consolidated financial statements include the accounts of Southern Union and its wholly-owned subsidiaries. Investments, other than variable interest entities, in which the Company has significant influence over the operations of the investee are accounted for using the equity method. Investments that are variable interest entities are consolidated if the Company is allocated a majority of the entity's gains and/or losses, including fees paid by the entity. All significant intercompany accounts and transactions are eliminated in consolidation. All dollar amounts in the tables herein, except per share amounts, are stated in thousands unless otherwise indicated. Certain reclassifications have been made to prior years' financial statements to conform with the current year presentation.

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

Gas Utility Revenues and Gas Purchase Costs. In the Distribution segment, gas utility customers are billed on a monthly-cycle basis. The related cost of gas and revenue taxes are matched with cycle-billed revenues through utilization of purchased gas adjustment provisions in tariffs approved by the regulatory agencies having jurisdiction. Revenues from gas delivered but not yet billed are accrued, along with the related gas purchase costs and revenue-related taxes. The Company's operating revenue and other financial information by segment for fiscal 2004, 2003 and 2002 are presented in Note XXI -- Reportable Segments.

Transportation and Storage Revenues. In the Transportation and Storage segment, revenues on transportation, storage and terminalling of natural gas are recognized as service is provided. Receivables are subject to normal trade terms and are reported net of an allowance for doubtful accounts. Prior to final Federal Energy Regulatory Commission (FERC) approval of filed rates, the Company is exposed to risk that FERC will ultimately approve the rates at a level lower than those requested. The difference is subject to refund and reserves are established, where required, for that purpose. The Company's operating revenues and other financial information by segment for fiscal 2004, 2003 and 2002 are presented in Note XXI -- Reportable Segments.

Earnings Per Share. The Company's earnings per share presentation conforms to the FASB Standard, Earnings per Share. All share and per share data have been appropriately restated for all stock dividends and stock splits distributed through August 31, 2004 unless otherwise noted.

Stock Based Compensation. The Company accounts for stock option grants using the intrinsic-value method in accordance with APB Opinion, Accounting for Stock Issued to Employees, and related authoritative interpretations. Under the intrinsic-value method, because the exercise price of the Company's employee stock options is greater than or equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The following table illustrates the effect on net earnings and net earnings available for common shareholders per share if the Company had applied the fair value recognition provisions of the FASB Standard, Accounting for Stock-Based Compensation, as amended by the FASB Standard, Accounting for Stock-Based Compensation--Transition and Disclosure, to stock-based employee compensation:

                                                                                Year Ended June 30,
                                                                       -----------------------------------
                                                                          2004         2003         2002
                                                                       ---------    ---------    ---------
Net earnings, as reported...........................................   $ 114,025    $  76,189    $  19,624
Add stock-based employee compensation expense
    included in reported net earnings, net of related taxes.........          --           --           --
Deduct total stock-based employee compensation
    expense determined under fair value based method
    for all awards, net of related taxes............................       1,699        1,373          953
                                                                       ---------    ---------    ---------
Pro forma net earnings..............................................   $ 112,326    $  74,816    $  18,671
                                                                       =========    =========    =========

Net earnings available for common shareholders per share:
Basic -- as reported................................................   $    1.34    $    1.26    $    0.33
Basic -- pro forma..................................................        1.32         1.23         0.31

Diluted -- as reported..............................................        1.30         1.22         0.31
Diluted -- pro forma................................................        1.29         1.21         0.30

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2004 and 2002, respectively: dividend yield of nil for all years; volatility of 36.75% in 2004 and 33.5% for 2002; risk-free interest rate of 2.95% in 2004, and 3.75% in 2002; and expected life outstanding of 6 years for 2004 and 7 years for 2002. The weighted average fair value of options granted at fair market value at their grant date during 2004 and 2002 were $7.35 and $6.92, respectively. There were no options granted above fair market value at the grant date during 2004 and 2002, respectively. No options were granted in 2003.

Accumulated Other Comprehensive Income. The Company reports comprehensive income and its components in accordance with the FASB Standard, Reporting Comprehensive Income. The main components of comprehensive income that relate to the Company are net earnings available for common shareholders, unrealized holding gains and losses on investment securities, minimum pension liability adjustments and unrealized gain (loss) on hedging activities, all of which are presented in the Consolidated Statement of Stockholders' Equity.

The table below gives an overview of comprehensive income for the periods indicated.



                                                                              Year Ended June 30,
                                                                      ----------------------------------
                                                                          2004         2003       2002
                                                                      ----------------------------------

Net earnings ........................................................  $ 114,025   $  76,189   $  19,624
Other comprehensive income (loss):
   Unrealized loss in investment securities, net of tax benefit .....        (21)       (581)    (18,249)
   Unrealized gain (loss) on hedging activities, net of tax (benefit)      1,608      (5,568)        804
   Minimum pension liability adjustment, net of tax (benefit)  ......     10,768     (41,930)    (10,498)
                                                                       ---------   ---------   ---------
Other comprehensive income (loss) ...................................     12,355     (48,079)    (27,943)
                                                                       ---------   ---------   ---------

Comprehensive income (loss) .........................................  $ 126,380   $  28,110   $  (8,319)
                                                                       =========   =========   =========

Accumulated other comprehensive income (loss) reflected in the Consolidated Balance Sheet at June 30, 2004 and 2003 includes unrealized gains and losses on hedging activities and investment securities, and minimum pension liability adjustments.

Significant Customers and Credit Risk. In the Distribution segment, concentrations of credit risk in trade receivables are limited due to the large customer base with relatively small individual account balances. In addition, Company policy requires a deposit from customers who lack a credit history or whose credit rating is substandard. The Company has recorded an allowance for doubtful accounts, totaling $13,502,000, $16,823,000, $15,324,000 and
$28,347,000 at June 30, 2004, 2003, 2002 and 2001, respectively, relating to its Distribution segment trade receivables. The allowance for doubtful accounts is adjusted for changes in estimated uncollectible accounts and reduced for the write-off of trade receivables.

In the Transportation and Storage segment, aggregate sales to Panhandle Energy's top 10 customers accounted for 70% of segment operating revenues and 19% of the Company's total operating revenues in fiscal 2004. This included sales to Proliance Energy, LLC, a nonaffiliated local distribution company and gas marketer, which accounted for 17% of segment operating revenues; sales to BG LNG Services, a nonaffiliated gas marketer, which accounted for 16% of segment operating revenues; and sales to CMS Energy Corporation, Panhandle Energy's former parent, which accounted for 11% of the segment operating revenues. No other customer accounted for 10% or more of the Transportation and Storage segment operating revenues, and no single customer or group of customers under common control accounted for 10% or more of the Company's total operating revenues in 2004. Panhandle Energy manages trade credit risks to minimize exposure to uncollectible trade receivables. Prospective and existing customers are reviewed for creditworthiness based upon pre-established standards. Customers that do not meet minimum standards are required to provide additional credit support. The Company has recorded an allowance for doubtful accounts totaling $1,422,000 and $4,138,000 at June 30, 2004 and 2003, respectively, relating to its Transportation and Storage segment trade receivables.

Inventories. In the Distribution segment, inventories consist of natural gas in underground storage and materials and supplies, both of which are carried at weighted average cost. Natural gas in underground storage at June 30, 2004 and 2003 was $116,292,000 and $117,679,000, respectively, and consisted of 19,918,000 and 20,853,000 million British thermal units (MMBtu), respectively.

In the Transportation and Storage segment, inventories consist of gas held for operations and materials and supplies. All gas held for operations and materials and supplies purchased are recorded at the lower of weighted average cost or market, while gas received from or owed back to customers is valued at market. The gas held for operations that is not expected to be consumed in operations in the next twelve months is reflected in non-current assets. Gas held for operations at June 30, 2004 was $94,586,000, or 17,562,000 MMBtu, of which $28,999,000 is classified as non-current. Gas held for operations at June 30, 2003 was $57,647,000, or 11,657,000 MMBtu, of which $22,769,000 is classified as non-current.

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

Fair Value of Financial Instruments. The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable, derivative instruments and notes payable approximate their fair value. The fair value of the Company's long-term debt is estimated using current market quotes and other estimation techniques.

Gas Imbalances. In the Transportation and Storage segment, gas imbalances occur as a result of differences in volumes of gas received and delivered. The Company records gas imbalance in-kind receivables and payables at cost or market, based on whether net imbalances have reduced or increased system gas balances, respectively. Net imbalances which have reduced system gas are valued at the cost basis of the system gas, while net imbalances which have increased system gas and are owed back to customers are priced, along with the corresponding system gas, at market.

Fuel Tracker. Liability accounts are maintained in the Transportation and Storage segment for net volumes of fuel gas owed to customers collectively. Trunkline records an asset whenever fuel is due from customers from prior under recovery based on contractual and specific tariff provisions, which support the treatment as an asset. Panhandle Energy's other companies that are subject to fuel tracker provisions record an expense when fuel is under recovered. The pipelines' fuel reimbursement is in-kind and non-discountable.

Interest Cost Capitalized. The Company capitalizes interest on certain qualifying assets that are undergoing activities to prepare them for their intended use in accordance with the FASB Standard, Capitalization of Interest Cost. Interest costs incurred during the construction period are capitalized and amortized over the life of the assets.

Derivative Instruments and Hedging Activities. The Company accounts for its derivatives in accordance with the FASB Standard, Accounting for Derivative
Instruments and Hedging Activities, as amended. Under this Statement, all derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, management designates the derivative as either: (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (a fair value hedge); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid in connection with a recognized asset or liability (a cash flow hedge); or
(iii) an instrument that is held for trading or non-hedging purposes (a trading or non-hedging instrument). Changes in the fair value of a derivative that qualifies as a fair-value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in earnings. Changes in the fair value of a derivative that qualifies as a cash-flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable-rate asset or liability are recorded in earnings). Hedge ineffectiveness is recorded through earnings immediately. Lastly, changes in the fair value of derivative trading and non-hedging instruments are reported in current-period earnings. Fair value is determined based upon mathematical models using current and historical data.

The Company formally assesses both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. The Company discontinues hedge accounting when: (i) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (ii) the derivative expires or is sold, terminated, or exercised; (iii) it is no longer probable that the forecasted transaction will occur; or (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings. See Note XI -- Derivative Instruments and Hedging Activities.

The Company utilizes derivative instruments on a limited basis to manage certain business risks. Interest rate swaps and treasury rate locks are used to reduce interest rate risks and to manage interest expense. Commodity swaps have been employed to manage price risk associated with certain energy contracts.

Asset Retirement Obligations.

The Company accounts for its asset retirement obligations in accordance with the FASB Standard, Accounting for Asset Retirement Obligations (ARO). The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time the obligations are incurred. Upon initial recognition of a liability, costs should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related long-lived asset. In certain rate jurisdictions, the Company is permitted to include annual charges for cost of removal in its regulated cost of service rates charged to customers. The adoption of the Statement did not have a material impact on the Company's financial position, results of operations or cash flows for all periods presented.

Panhandle Energy has an ARO liability relating to the retirement of certain of its offshore lateral lines with an aggregate carrying amount of approximately $6,407,000 and $6,757,000 as of June 30, 2004 and 2003, respectively. During the year ended June 30, 2004, changes in the carrying amount of the ARO liability were attributable to $395,000 of additional liabilities incurred, and $628,000 of accretion expense. Liabilities settled and cash flow revisions were $1,373,000 for fiscal 2004.

In fiscal 2003, the Company reclassified approximately $27,000,000 of negative salvage previously included in accumulated depreciation to deferred credits for amounts collected for asset retirement obligations on certain of the Panhandle Energy assets acquired which were not liabilities under the Statement but represented other regulatory obligations.

New Pronouncements.

In April 2003, the FASB issued Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Statement (i) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (ii) clarifies when a derivative contains a financing component, (iii) amends the definition of an underlying to conform it to language used in FASB Interpretation Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (iv) amends certain other existing pronouncements. The Statement did not materially change the methods the Company uses to account for and report its derivatives and hedging activities.

Effective July 1, 2003, the Company adopted the FASB Standard, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement establishes guidelines on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement further defines and requires that certain instruments within its scope be classified as liabilities on the financial statements. The adoption of the Statement did not have a material impact on the Company's financial position, results of operations or cash flows for the periods presented.

Effective January 1, 2004, the Company adopted the FASB Standard, Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106. The Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It retains the disclosure requirements contained in FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces, and requires additional disclosure about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Statement does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for
Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions.

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

In March 2004, the Emerging Issues Task Force (EITF) reached final consensuses on Issue 03-6, Participating Securities and the Two-Class Method under FASB 128, Earnings per Share. The Issue addresses the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The Issue is effective for interim periods beginning after March 31, 2004. Based on the Company's capital structure at June 30, 2004, this Issue did not change the method used by the Company to calculate its earnings per share for the period ended June 30, 2004.

In accordance with FASB Financial Staff Position (FSP), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the benefit obligation and net periodic post-retirement cost in the Company's consolidated financial statements and accompanying notes do not reflect the effects of the Act on the Company's post-retirement healthcare plan because the employer is unable to conclude whether benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act. The method of determining whether a sponsor's plan will qualify for actuarial equivalency is pending until the US Department of Health and Human Services (HHS) completes its interpretative work on the Act. Once the interpretative guidance is released by HHS, if eligible, the Company will account for the subsidy as an actuarial gain pursuant to the guidelines of this standard.

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

                            II Acquisitions and Sales

On June 11,  2003,  Southern  Union  acquired  Panhandle  Energy from CMS Energy
Corporation for approximately $581,729,000 in cash and 3,000,000 shares of Southern Union common stock (before adjustment for subsequent stock dividends) valued at approximately $48,900,000 based on market prices at closing of the Panhandle Energy acquisition and in connection therewith incurred transaction costs of approximately $31,922,000. At the time of the acquisition, Panhandle Energy had approximately $1,157,228,000 of debt principal outstanding that it retained. The Company funded the cash portion of the acquisition with approximately $437,000,000 in cash proceeds it received for the January 1, 2003 sale of its Texas operations, approximately $121,250,000 of the net proceeds it received from concurrent common stock and equity unit offerings (see Note X - Stockholders' Equity) and with working capital available to the Company. The Company structured the Panhandle Energy acquisition and the sale of its Texas operations to qualify as a like-kind exchange of property under Section 1031 of the Internal Revenue Code of 1986, as amended. The acquisition was accounted for using the purchase method of accounting in accordance with accounting principles generally accepted within the United States of America with the purchase price paid and acquisition costs incurred by the Company allocated to Panhandle
Energy's net assets as of the acquisition date. The Panhandle Energy assets acquired and liabilities assumed have been recorded at their estimated fair value as of the acquisition date based on the results of outside appraisals. Panhandle Energy's results of operations have been included in the Consolidated Statement of Operations since June 11, 2003. Thus, the Consolidated Statement of Operations for the periods subsequent to the acquisition is not comparable to the same periods in prior years.

Panhandle  Energy is  primarily  engaged in the  interstate  transportation  and storage of natural gas and also provides liquefied natural gas (LNG) terminalling and regasification services and is subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC). The Panhandle Energy entities include Panhandle Eastern Pipe Line Company, LP (Panhandle Eastern Pipe Line), Trunkline Gas Company, LLC (Trunkline), a wholly-owned subsidiary of Panhandle Eastern Pipe Line, Sea Robin Pipeline Company (Sea Robin), a Louisiana joint venture and an indirect wholly-owned subsidiary of Panhandle Eastern Pipe Line, Trunkline LNG Company, LLC (Trunkline LNG) which is a wholly-owned subsidiary of Trunkline LNG Holdings, LLC (LNG Holdings), an indirect wholly-owned subsidiary of Panhandle Eastern Pipe Line and Pan Gas Storage, LLC (d.b.a. Southwest Gas Storage), a wholly-owned subsidiary of Panhandle Eastern Pipe Line. Collectively, the pipeline assets include more than 10,000 miles of interstate pipelines that transport natural gas from the Gulf of Mexico, South Texas and the Panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes region. The pipelines have a combined peak day delivery capacity of 5.4 billion cubic feet (Bcf) per day and 72 Bcf of owned underground storage capacity and 6.3 Bcf of above ground LNG storage capacity. Trunkline LNG, located on Louisiana's Gulf Coast, operates one of the largest LNG import terminals in North America, based on current send out capacity.

The following table summarizes the estimated fair values of the Panhandle Energy assets acquired and liabilities assumed at the date of acquisition. These fair values were recorded based on the finalization of outside appraisals and reflect a net reduction of approximately $16,000,000 from the initial purchase price allocation as a result of purchase accounting adjustments during fiscal 2004.

                                                               At June 11, 2003
                                                               ----------------
                                                                 (in thousands)

Property, plant and equipment (excluding intangibles) ......   $      1,904,762
Intangibles ................................................              9,503
Current assets (1)..........................................            217,645
Other non-current assets....................................             30,098
                                                               ----------------
     Total assets acquired..................................          2,162,008
                                                               ----------------
Long-term debt..............................................         (1,207,617)
Current liabilities.........................................           (165,585)
Other non-current liabilities...............................           (125,785)
                                                               ----------------
     Total liabilities assumed..............................         (1,498,987)
                                                               ----------------
         Net assets acquired................................    $       663,021
                                                               ================

(1) Includes cash and cash equivalents of approximately $60 million.

Effective January 1, 2003, the Company completed the sale of its Southern Union Gas natural gas operating division and related assets to ONEOK, Inc. (ONEOK) for approximately $437,000,000 in cash resulting in a pre-tax gain of $62,992,000. In accordance with accounting principles generally accepted within the United States of America, the results of operations and gain on sale of the Texas operations have been segregated and reported as "discontinued operations" in the Consolidated Statement of Operations and as "assets held for sale" in the Consolidated Statement of Cash Flows for the respective periods.

In April 2002, PG Energy Services' (Energy Services) propane operations, which sold liquid propane to residential, commercial and industrial customers, were sold for $2,300,000, resulting in a pre-tax gain of $1,200,000. In July 2001, Energy Services' commercial and industrial gas marketing contracts were sold for $4,972,000, resulting in a pre-tax gain of $4,653,000.

In October 2001, Morris Merchants, Inc., which served as a manufacturers' representative agency for franchised plumbing and heating contract supplies throughout New England, was sold for $1,586,000. In September 2001, Valley Propane, Inc., which sold liquid propane to residential, commercial and industrial customers, was sold for $5,301,000. In August 2001, ProvEnergy Oil Enterprises, Inc., which operated a fuel oil distribution business through its subsidiary, ProvEnergy Fuels, Inc. for residential and commercial customers, was sold for $15,776,000. No financial gain or loss was recognized on any of these sales transactions.

                         Pro Forma Financial Information

The following unaudited pro forma financial information for the years ended June 30, 2003 and 2002 is presented as though the following events had occurred at the beginning of the earliest period presented: (i) acquisition of Panhandle Energy; (ii) the issuance of the common stock and equity units in June 2003; and
(iii) the refinancing of certain short-term and long-term debt at the time of the Panhandle Energy acquisition. The pro forma financial information is not necessarily indicative of the results which would have actually been obtained had the acquisition of Panhandle Energy, the issuance of the common stock and equity units, or the refinancings been completed as of the assumed date for the period presented or which may be obtained in the future.


                                                                            (Unaudited)
                                                                        Year Ended June 30,
                                                                        2003           2002
                                                                   -------------  --------------
Operating revenues..........................................        $  1,671,114   $   1,467,630
Net earnings from continuing operations.....................              132,458         56,073
Net earnings per share from continuing operations:
     Basic..................................................                 1.76           0.75
     Diluted................................................                 1.72           0.72

                         III Other Income (Expense), Net

Other income in 2004 of $5,468,000 includes a gain of $6,354,000 on the early extinguishment of debt and income of $2,230,000 generated from the sale and/or rental of gas-fired equipment and appliances from various operating subsidiaries. These items were partially offset by charges of $1,603,000 and $1,150,000 to reserve for the impairment of Southern Union's investments in a technology company and in an energy-related joint venture, respectively, and $836,000 of legal costs associated with the Company's attempt to collect damages from former Arizona Corporation Commissioner James Irvin related to the Southwest Gas Corporation (Southwest) litigation.

Other income in 2003 of $18,394,000 includes a gain of $22,500,000 on the settlement of the Southwest litigation and income of $2,016,000 generated from the sale and/or rental of gas-fired equipment and appliances. These items were partially offset by $5,949,000 of legal costs related to the Southwest litigation and $1,298,000 of selling costs related to the Texas operations' disposition.

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

                              V Earnings Per Share

The following table summarizes the Company's basic and diluted earnings per share calculations for 2004, 2003, and 2002:

                                                                                    Year Ended June 30,
                                                                           -------------------------------------
                                                                               2004         2003         2002
                                                                           -----------  -----------  -----------
Net earnings available for common shareholders
     from continuing operations net of dividends on preferred stock .....  $   101,339  $    43,669  $     1,520
Net earnings from discontinued operations ...............................         --         32,520       18,104
                                                                           -----------  -----------  -----------
Net earnings available for common shareholders ..........................  $   101,339  $    76,189  $    19,624
                                                                           ===========  ===========  ===========

Weighted average shares outstanding -- basic ............................   75,442,238   60,584,293   59,420,048
                                                                            ==========   ==========   ==========

Weighted average shares outstanding -- diluted ..........................   77,694,532   62,523,107   62,596,874
                                                                            ==========   ==========   ==========

Basic earnings per share:
    Net earnings available for common shareholders
       from continuing operations net of dividends on preferred stock....  $      1.34   $     0.72   $      0.03
    Net earnings from discontinued operations............................           --         0.54          0.30
                                                                           -----------   ----------   -----------
    Net earnings available for common shareholders.......................  $      1.34   $     1.26   $      0.33
                                                                           ===========   ==========   ===========
Diluted earnings per share:
    Net earnings available for common shareholders
       from continuing operations net of dividends on preferred stock....  $      1.30   $     0.70   $      0.02
    Net earnings from discontinued operations............................           --         0.52          0.29
                                                                           -----------   ----------   -----------
    Net earnings available for common shareholders.......................  $      1.30   $     1.22   $      0.31
                                                                           ===========   ==========   ===========

During the three-year period ended June 30, 2004, no adjustments were required in net earnings available for common shareholders for the earnings per share calculations. Diluted earnings per share include average shares outstanding as well as common stock equivalents from stock options, warrants and mandatory convertible equity units. Common stock equivalents were 1,095,220, 669,581 and 1,828,993 for the years ended June 30, 2004, 2003 and 2002, respectively. During 2004, 2003 and 2002, the Company repurchased 122,203, 156,340 and 2,115,916 shares of its common stock outstanding, respectively. Substantially all of these repurchases occurred in private off-market large-block transactions.

Stock options to purchase 290,893 and 2,308,870, shares of common stock were outstanding during the years ended June 30, 2004 and 2003, respectively but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during the respective period. There were no "anti-dilutive" options outstanding for the same period in 2002. At June 30, 2004, 1,089,147 shares of common stock were held by various rabbi trusts for certain of the Company's benefit plans and 110,996 shares were held in a rabbi trust for certain employees who deferred receipt of Company shares for stock options exercised. From time to time, the Company's benefit plans may purchase shares of Southern Union common stock subject to regular restrictions.

On June 11, 2003, the Company issued 2,500,000 mandatory convertible equity units at a public offering price of $50.00 per share. Each equity unit consists of a $50.00 principal amount of the Company's 2.75% Senior Notes due 2006 (see
Note XIII -- Debt and Capital Lease) and a forward stock purchase contract that obligates the holder to purchase Company common stock on August 16, 2006, at a price based on the preceding 20-day average closing price (subject to a minimum and maximum conversion price per share of $14.51 and $17.71, respectively, which are subject to adjustments for future stock splits or stock dividends). The Company will issue between 7,060,067 shares and 8,613,281 shares of its common stock (also subject to adjustments for future stock splits or stock dividends) upon the consummation of the forward purchase contract. Until the conversion date, the equity units will have a dilutive effect on earnings per share if the Company's average common stock price for the period exceeds the maximum conversion price. See Note X - Stockholder's Equity.

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

                                                                                                  June 30,
                                                                                       ----------------------------
                                                                                            2004           2003
                                                                                       ----------------------------
Distribution plant...............................................................      $   1,662,345  $   1,611,098
Transmission plant...............................................................          1,159,825      1,238,972
General plant....................................................................            529,599        462,730
Underground storage plant........................................................            287,005        236,639
Gathering plant..................................................................             39,746         56,076
Other............................................................................             96,308        107,444
                                                                                       -------------  -------------
     Total plant.................................................................          3,774,828      3,712,959
Less contributions in aid of construction........................................             (2,212)        (2,418)
                                                                                       -------------  -------------
     Plant in service............................................................          3,772,616      3,710,541
Construction work in progress....................................................            169,264         75,484
                                                                                       -------------  -------------
                                                                                           3,941,880      3,786,025
Less accumulated depreciation and amortization...................................           (734,367)      (641,225)
                                                                                       -------------  -------------

     Net property, plant and equipment...........................................      $   3,207,513  $   3,144,800
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

The following displays changes in the carrying amount of goodwill:

                                                                       Total
                                                                   ------------
Balance as of July 1, 2001......................................   $    652,048
   Impairment losses............................................         (1,417)
   Sale of subsidiaries and other operations....................         (7,710)
                                                                   ------------
Balance as of June 30, 2002.....................................        642,921
   Impairment losses............................................             --
   Sale of subsidiaries and other operations....................             --
                                                                   ------------
Balance as of June 30, 2003.....................................        642,921
   Impairment losses............................................             --
   Reversal of income tax reserve...............................         (2,374)
                                                                   ------------
Balance as of June 30, 2004.....................................   $    640,547
                                                                   ============

In connection with the Company's Cash Flow Improvement Plan announced in July 2001, the Company began the divestiture of certain non-core assets. As a result of prices of comparable businesses for various non-core properties, a goodwill impairment loss of $1,417,000 was recognized in depreciation and amortization on the Consolidated Statement of Operations for the quarter ended September 30, 2001. As a result of the sale of the Florida Operations, goodwill of $7,710,000 was eliminated during the quarter ended December 31, 2001. As a result of the sale of the Texas Operations, goodwill of $70,469,000 (See Note XIX-Discontinued Operations) was also eliminated during the quarter ended March 31, 2003. As a result of the reversal of income tax reserves related to the purchase of PG Energy, goodwill of $2,347,000 was eliminated during the quarter ended June 30, 2004. As of June 30, 2004, the Distribution segment has goodwill of $640,547,000. The Distribution segment is tested annually for impairment in the fourth quarter, after the annual forecasting process. There was no indication of impairment at June 30, 2004.

On June 11, 2003, the Company completed its acquisition of Panhandle Energy. Based on purchase price allocations which rely on estimates and outside appraisals, the acquisition resulted in no recognition of goodwill as of the acquisition date. In addition, based on the purchase price allocations and the outside appraisals, the acquisition resulted in the recognition of intangible assets relating to customer relationships of approximately $9,503,000. These intangibles are currently being amortized over a period of twenty years, the remaining life of the contract for which the value is associated. As of June 30, 2004, the carrying amount of these intangibles was approximately $8,720,000 and is included in Property, Plant and Equipment on the Consolidated Balance Sheet. Amortization for fiscal 2004 and 2003 was approximately $583,000 and $200,000, respectively.

                   VIII Deferred Charges and Deferred Credits

                                                                                                June 30,
                                                                                                --------
                                                                                            2004        2003
                                                                                            ----        ----
Deferred Charges
  Pensions......................................................................     $     45,625  $   39,088
  Unamortized debt expense......................................................           38,596      34,209
  Income taxes..................................................................           31,441      30,514
  Retirement costs other than pensions..........................................           26,008      29,028
  Service Line Replacement program..............................................           16,722      18,974
  Environmental.................................................................           12,220      14,304
  Other.........................................................................           20,123      22,144
                                                                                     ------------  ----------
     Total Deferred Charges.....................................................     $    190,735  $  188,261
                                                                                     ============  ==========


The Company's deferred charges include regulatory assets relating to Distribution segment operations in the aggregate amount of $99,314,000 and $107,696,000, respectively, at June 30, 2004 and 2003, of which $63,010,000 and
$74,116,000, respectively, is being recovered through current rates. As of June 30, 2004 and 2003, the remaining recovery period associated with these assets ranges from 1 month to 208 months and from 6 months to 147 months, respectively. None of these regulatory assets, which primarily relate to pensions, retirement costs other than pensions, income taxes, Year 2000 costs, Missouri Gas Energy's Service Line Replacement program and environmental remediation costs, are included in rate base. The Company records regulatory assets in accordance with the FASB standard, Accounting for the Effects of Certain Types of Regulation.

                                                                                              June 30,
                                                                                         -------------------
                                                                                         2004           2003
                                                                                         ----           ----
Deferred Credits
     Pensions................................................................... $      97,380     $      88,016
     Retirement costs other than pensions.......................................        60,404            65,144
     Cost of Removal............................................................        28,519            27,286
     Environmental..............................................................        23,082            32,322
     Derivative instrument liability............................................        13,704            26,151
     Customer advances for construction.........................................        13,518            12,008
     Provision for self-insured claims..........................................        10,542            12,000
     Investment tax credit......................................................         5,367             5,791
     Other......................................................................        40,430            53,436
                                                                                  ------------    --------------

         Total Deferred Credits................................................. $     292,946    $      322,154
                                                                                  ============    ==============

The Company's deferred credits include regulatory liabilities relating to Distribution segment operations in the aggregate amount of $11,164,000 and $10,084,000, respectively, at June 30, 2004 and 2003. These regulatory liabilities primarily relate to retirement benefits other than pensions, environmental insurance recoveries and income taxes. The Company records regulatory liabilities with respect to its Distribution segment operations in accordance with the FASB Standard Accounting for the Effects of Certain Types of Regulation.

                            IX Investment Securities

At June 30, 2004, all securities owned by the Company are accounted for under the cost method. The Company's investments in securities consist of common and preferred stock in non-public companies whose value is not readily determinable. Realized gains and losses on sales of these investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations when incurred, and dividends are recognized as income when received. Various Southern Union executive management, Board of Directors and employees also have an equity ownership in one of these investments.

The Company reviews its portfolio of investment securities on a quarterly basis to determine whether a decline in value is other than temporary. Factors that are considered in assessing whether a decline in value is other than temporary include, but are not limited to: earnings trends and asset quality; near term prospects and financial condition of the issuer, including the availability and terms of any additional financing requirements; financial condition and prospects of the issuer's region and industry, customers and markets and Southern Union's intent and ability to retain the investment. If Southern Union determines that the decline in value of an investment security is other than temporary, it will record a charge on its consolidated statement of operations to reduce the carrying value of the security to its estimated fair value.

In September 2003 and June 2002, Southern Union determined that declines in the value of its investment in PointServe were other than temporary. Accordingly, the Company recorded non-cash charges of $1,603,000 and $10,380,000 during the quarters ended September 30, 2003 and June 30, 2002, respectively, to reduce the carrying value of this investment to its estimated fair value. The Company recognized these valuation adjustments to reflect significant lower private equity valuation metrics and changes in the business outlook of PointServe. PointServe is a closely held, privately owned company and, as such, has no published market value. The Company's remaining investment of $2,603,000 at June 30, 2004 may be subject to future market value risk. The Company will continue to monitor the value of its investment and periodically assess the impact, if any, on reported earnings in future periods.

                             X Stockholders' Equity

Stock Splits and Dividends. On August 31, 2004, July 31, 2003 and July 15, 2002, Southern Union distributed its annual 5% common stock dividend to stockholders of record on August 20, 2004, July 17, 2003 and July 1, 2002, respectively. A portion of the 5% stock dividend distributed on July 15, 2002 was characterized as a distribution of capital due to the level of the Company's retained earnings available for distribution as of the declaration date. Unless otherwise stated, all per share and share data included herein have been restated to give effect to the dividends.

Common Stock. On November 4, 2003, the stockholders of the Company adopted the 2003 Stock and Incentive Plan (2003 Plan) under which options to purchase 7,350,000 shares were provided to be granted to officers and key employees at prices not less than fair market value on the date of the grant, until September 28, 2013. The 2003 Plan allows for the granting of stock appreciation rights, stock awards, performance units, dividend equivalents, incentive options, non-statutory options, and other equity-based rights. Options granted under the 2003 Plan are exercisable for periods of ten years from the date of the grant or such lesser period as may be designated for particular options, and become exercisable after a specified period of time from the date of grant in cumulative annual installments.

The Company maintains its 1992 Long-Term Stock Incentive Plan (1992 Plan) under which options to purchase 8,491,540 shares were provided to be granted to officers and key employees at prices not less than the fair market value on the date of grant, until July 1, 2002. The 1992 Plan allowed for the granting of stock appreciation rights, dividend equivalents, performance shares and restricted stock. Options granted under the 1992 Plan are exercisable for periods of ten years from the date of grant or such lesser period as may be designated for particular options, and become exercisable after a specified period of time from the date of grant in cumulative annual installments. Options typically vest 20% per year for five years but may be a lesser or greater period as designated for a particular option grant.

In connection with the acquisition of the Pennsylvania Operations, the Company adopted the Pennsylvania Division 1992 Stock Option Plan (Pennsylvania Option
Plan) and the Pennsylvania Division Stock Incentive Plan (Pennsylvania Incentive
Plan). Under the terms of the Pennsylvania Option Plan, a total of 459,467 shares were provided to be granted to eligible employees. Stock options awarded under the Pennsylvania Option Plan may be either Incentive Stock Options or Nonqualified Stock Options. Upon acquisition, individuals not electing a cash payment equal to the difference at the date of acquisition between the option price and the market price of the shares as to which such option related, were converted to Southern Union options using a conversion rate that maintained the same aggregate value and the aggregate spread of the pre-acquisition options. No additional options will be granted under the Pennsylvania Option Plan. During 2004 and 2003, no options and 15,538 options, respectively, were exercised and 443,929 options outstanding and exercisable still remain in the plan. Under the terms of the Pennsylvania Incentive Plan, a total of 220,635 shares were provided to be granted to eligible employees, officers and directors. Awards under the Pennsylvania Incentive Plan may take the form of stock options, restricted stock, and other awards where the value of the award is based upon the performance of the Company's stock. Upon acquisition, individuals not electing a cash payment equal to the difference at the date of acquisition between the option price and the market price of the shares as to which such option related, were converted to Southern Union options using a conversion rate that maintained the same aggregate value and the aggregate spread of the pre-acquisition options. No additional options will be granted under the Pennsylvania Incentive Plan. During 2004 and 2003, no options were exercised and 220,635 and 217,571 options outstanding and exercisable still remain in the plan.

The following table provides information on stock options granted, exercised, canceled and outstanding under the 2003 Plan and the 1992 Plan for the past three years:

                                                                     2003 Plan                        1992 Plan
                                                                     ---------                        ---------
                                                                         Weighted                             Weighted
                                                      Shares Under       Average         Shares Under         Average
                                                        Option        Exercise Price       Option         Exercise Price
                                                        ------        --------------       ------         --------------
Outstanding July 1, 2001...........................           --         $        --          4,957,666   $        11.29
     Granted   ....................................           --                  --             75,249            13.83
     Exercised.....................................           --                  --         (1,020,546)            9.54
     Canceled .....................................           --                  --           (188,856)           14.45
                                                      ----------                             ----------

Outstanding June 30, 2002..........................           --                  --          3,823,513            11.65
     Granted  .....................................           --                  --                 --               --
     Exercised.....................................           --                  --           (662,982)            4.65
     Canceled .....................................           --                  --           (185,161)           14.67
                                                      ----------                             ----------
Outstanding June 30, 2003..........................           --                  --          2,975,370            13.02
     Granted  .....................................      729,227               17.67                 --               --
     Exercised.....................................           --                  --           (352,486)            9.91
     Canceled .....................................           --                  --             (2,190)           15.38
                                                      ----------                             ----------
Outstanding June 30, 2004..........................      729,227               17.67          2,620,694            13.44
                                                      ==========                             ==========

The following table summarizes information about stock options outstanding under the 1992 Plan at June 30, 2004:

                        Options Outstanding                                 Options Exercisable
-----------------------------------------------------------------    ---------------------------------
                                Weighted  Average      Weighted                           Weighted
  Range of         Number of       Remaining           Average         Number of           Average
Exercise Prices    Options      Contractual Life    Exercise Price     Options         Exercise Price
---------------    --------     -----------------   --------------     -------         --------------
$ 0.00   - $ 7.99    154,292        1.4 years         $    6.75          124,598         $    6.75
  8.00   -  11.99    291,780        2.9 years             10.22          291,780             10.22
 12.00   -  13.99    563,896        4.3 years             13.26          529,595             13.26
 14.00   -  17.99  1,610,726        5.9 years             14.72        1,062,093             14.60
                   ---------                                         -----------
                   2,620,694                                           2,008,066
                   =========                                         ===========

The weighted average remaining contractual life of options outstanding under the 2003 Plan, the Pennsylvania Option Plan and the Pennsylvania Incentive Plan at June 30, 2004 was 9.6, 2.1 and 3.9 years, respectively. There were no shares available for future option grants under the 1992 Plan at June 30, 2004.

The shares exercisable under the various plans and corresponding weighted average exercise price for the past three years are as follows:

                                                      Pennsylvania  Pennsylvania
                                              1992       Option       Incentive
                                              Plan        Plan           Plan
                                              ----        ----           ----

Shares exercisable at:
     June 30, 2004......................... 2,008,066    443,929       217,571
     June 30, 2003......................... 1,966,753    443,929       214,507
     June 30, 2002......................... 2,145,327    459,467       211,442

Weighted average exercise price at:
     June 30, 2004.........................   $ 13.12     $ 9.21      $  10.65
     June 30, 2003.........................     12.29       9.21         10.60
     June 30, 2002.........................      9.51       9.12         10.55

There were no shares exercisable under the 2003 Plan at June 30, 2004.

Warrant. On February 10, 1994, Southern Union granted a warrant to purchase up to 122,165 shares of its common stock at an exercise price of $5.68 to the Company's outside legal counsel. On February 10, 2004, the Company's outside legal counsel exercised the warrant through a non-cash exercise resulting in the issuance of 84,758 shares of Company common stock.

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

Fiscal 2005 Equity Issuances. On July 30, 2004, the Company issued 4,800,000 shares of common stock at the public offering price of $18.75 per share, resulting in net proceeds to the Company, after underwriting discounts and commissions, of $86,900,000. The Company also sold 6,200,000 shares of the Company's common stock through forward sale agreements with its underwriters and granted the underwriters a 30-day over-allotment option to purchase up to an additional 1,650,000 shares of the Company's common stock at the same price, which was exercised by the underwriters. Under the terms of the forward sale agreements, the Company has the option to settle its obligation to the forward purchasers through either (i) paying a net settlement in cash, (ii) delivering an equivalent number of shares of its common stock to satisfy its net settlement obligation, or (iii) through the physical delivery of shares. The Company will only receive additional proceeds from the sale of the 7,850,000 shares of the Company's common stock that were sold through the forward sale agreements if it settles its obligation under such agreements through the physical delivery of shares, in which case it will receive additional net proceeds of $142,000,000. The forward sale agreements are required to be settled within 12 months from the date of the offering.

Fiscal 2003 Equity Issuances. On June 11, 2003, the Company issued 9,500,000 shares of common stock at the public offering price of $16.00 per share. After underwriting discounts and commissions, the Company realized net proceeds of $146,700,000. The Company granted the underwriters a 30-day over-allotment option to purchase up to an additional 1,425,000 shares of the Company's common stock at the same price, which was exercised on June 11, 2003, resulting in additional net proceeds to the Company of $22,000,000.

Also on June 11, 2003, the Company issued 3,000,000 shares of common stock from its treasury stock to CMS Energy Corporation to finance its acquisition of Panhandle Energy. The shares were valued at $16.30 per share, or $48,900,000, based on the closing price for the Company's common stock as of June 10, 2003.

On June 11, 2003, the Company also issued 2,500,000 equity units at a public offering price of $50 per unit, resulting in net proceeds to the Company, after underwriting discounts and commissions, of $121,300,000. Each equity unit consists of a stock purchase contract for the purchase of shares of the Company's common stock and, initially, a senior note due August 16, 2006, issued pursuant to the Company's existing Indenture. The equity units carry a total annual coupon of 5.75% (2.75% annual face amount of the senior notes plus 3.0% annual contract adjustment payments). Each stock purchase contract issued as a part of the equity units carries a maximum conversion premium of up to 22% over the $16.00 issuance price (before adjustment for subsequent stock dividends) of the Company's common shares that were sold on June 11, 2003, as discussed previously. The present value of the equity units contract adjustment payments was initially charged to shareholders' equity, with an offsetting credit to liabilities. The liability is accreted over three years by interest charges to the Consolidated Statement of Operations. Before the issuance of the Company's common stock upon settlement of the purchase contracts, the purchase contracts will be reflected in the Company's diluted earnings per share calculations using the treasury stock method.

                XI Derivative Instruments and Hedging Activities

The Company utilizes derivative instruments on a limited basis to manage certain business risks. Interest rate swaps and treasury rate locks are employed to manage the Company's exposure to interest rate risk.

Cash Flow Hedges. As a result of the acquisition of Panhandle Energy, the Company is party to interest rate swap agreements with an aggregate notional amount of $197,947,000 as of June 30, 2004 that fix the interest rate applicable to floating rate long-term debt and which qualify for hedge accounting. For the year ended June 30, 2004, the amount of swap ineffectiveness was not significant. As of June 30, 2004, floating rate LIBOR-based interest payments are exchanged for weighted fixed rate interest payments of 5.88%, which does not include the spread on the underlying variable debt rate of 1.625%. Interest rate swaps are carried on the Consolidated Balance Sheet at fair value with the effective portion of the unrealized gain or loss adjusted through accumulated other comprehensive income. As such, payments or receipts on interest rate swap agreements, in excess of the liability recorded, are recognized as adjustments to interest expense. As of June 30, 2004 and 2003, the fair value liability position of the swaps was $14,445,000 and $26,058,000, respectively. As of June 30, 2004, approximately $1,068,000 of net after-tax gains included in accumulated other comprehensive income related to these swaps is expected to be reclassified to interest expense during the next twelve months as the hedged interest payments occur. Current market pricing models were used to estimate fair values of interest rate swap agreements.

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

In March and April 2003, the Company entered into a series of treasury rate locks with an aggregate notional amount of $250,000,000 to manage its exposure against changes in future interest payments attributable to changes in the benchmark interest rate prior to the anticipated issuance of fixed-rate debt. These treasury rate locks expired on June 30, 2003, resulting in a $6,862,000 after-tax loss that was recorded in accumulated other comprehensive income and will be amortized into interest expense over the lives of the associated debt instruments. As of June 30, 2004, approximately $981,000 of net after-tax losses in accumulated other comprehensive income will be amortized into interest expense during the next twelve months.

The notional amounts of the interest rate swaps are not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

Fair Value Hedges. In March 2004, Panhandle Energy entered into an interest rate swap to hedge the risk associated with the fair value of its $200,000,000 2.75% Senior Notes. These swaps are designated as fair value hedges and qualify for the short cut method under FASB Standard, Accounting for Derivative Instruments and Hedging Activities, as amended. Under the swap agreement Panhandle Energy will receive fixed interest payments at a rate of 2.75% and will make floating interest payments based on the six-month LIBOR. No ineffectiveness is assumed in the hedging relationship between the debt instrument and the interest rate swap. As of June 30, 2004, the fair value liability position of the swap was $4,960,000, which reduced the carrying value of the underlying debt.

Trading and Non-Hedging Activities. During fiscal 2004, the Company acquired natural gas commodity swap derivatives and collar transactions in order to mitigate price volatility of natural gas passed through to utility customers.
The  cost of the  derivative  products  and  the  settlement  of the  respective obligations are recorded through the gas purchase adjustment clause as authorized by the applicable regulatory authority and therefore do not impact earnings. The fair value of the contracts is recorded as an adjustment to a regulatory asset/ liability in the Consolidated Balance Sheet. As of June 30, 2004, the fair values of the contracts, which expire at various times through March 2005, are included in the Consolidated Balance Sheet as an asset and a matching adjustment to deferred cost of gas of $1,337,000.

In March 2001, the Company discovered unauthorized financial derivative energy trading activity by a non-regulated, wholly-owned subsidiary. All unauthorized trading activity was subsequently closed in March and April of 2001 resulting in a cumulative cash expense of $191,000, net of taxes, and deferred income of $7,921,000 at June 30, 2001. For fiscal years 2004, 2003 and 2002, the Company recorded $605,000, $605,000 and $6,204,000, respectively, through other income relating to the expiration of contracts resulting from this trading activity. The remaining deferred liability of $507,000 at June 30, 2004 related to these derivative instruments will be recognized as income in the Consolidated Statement of Operations over the next year based on the related contracts. The Company established new limitations on trading activities, as well as new compliance controls and procedures that are intended to make it easier to identify quickly any unauthorized trading activities.

                            XII Preferred Securities

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


                           XIII Debt and Capital Lease
                                                                              June 30,
                                                                              --------
                                                                        2004             2003
                                                                        ----             ----
Southern Union Company
7.60% Senior Notes due 2024...................................... $    359,765     $    359,765
8.25% Senior Notes due 2029......................................      300,000          300,000
2.75% Senior Notes due 2006......................................      125,000          125,000
Term Note, due 2005..............................................      111,087          211,087
6.50% to 10.25% First Mortgage Bonds, due 2008 to 2029...........      113,435          115,884
7.70% Debentures, due 2027.......................................           --            6,756

Capital lease and other, due 2004 to 2007........................          277            9,179
                                                                  ------------     ------------
                                                                     1,009,564        1,127,671
Panhandle Energy
2.75% Senior Notes due 2007......................................      200,000               --
4.80% Senior Notes due 2008......................................      300,000               --
6.05% Senior Notes due 2013......................................      250,000               --
6.125% Senior Notes due 2004.....................................           --          292,500
7.875% Senior Notes due 2004.....................................       52,455          100,000
6.50% Senior Notes due 2009......................................       60,623          158,980

8.25% Senior Notes due 2010......................................       40,500           60,000
7.00% Senior Notes due 2029......................................       66,305          135,890
Term Loan due 2007...............................................      263,926          275,358
7.95% Debentures due 2023........................................           --           76,500
7.20% Debentures due 2024........................................           --           58,000
Net premiums on long-term debt...................................       16,199           61,506
                                                                  ------------     ------------
                                                                     1,250,008        1,218,734

Total consolidated debt and capital lease........................    2,259,572        2,346,405
    Less current portion.........................................       99,997          734,752
    Less fair value swap of Panhandle Energy.....................        4,960               --
                                                                  ------------     ------------
Total consolidated long-term debt and capital lease.............. $  2,154,615     $  1,611,653
                                                                  ============     ============

The maturities of long-term debt and capital lease payments for each of the next five years ending June 30 are: 2005 -- $99,997,000; 2006 -- $90,475,000; 2007 --
$565,718,000;   2008  --  $1,648,000;   2009  --  $301,646,000   and  thereafter
$1,183,890,000.

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

The 8.25% Notes and the 7.60% Senior Notes traded at $1,166 and $1,079 (per $1,000 note), respectively on June 30, 2004, as quoted by a major brokerage firm. The carrying amount of long-term debt at June 30, 2004 and 2003 was $2,259,573,000 and $2,346,405,000, respectively. The fair value of long-term
debt  at  June  30,  2004  and  2003  was  $2,336,292,000  and   $2,408,532,000,
respectively.

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

Term Note.  On August 28, 2000,  the Company  entered into the Term Note to fund
(i) the cash portion of the consideration to be paid to Fall River Gas' stockholders; (ii) the all cash consideration to be paid to the ProvEnergy and Valley Resources stockholders, (iii) repayment of approximately $50,000,000 of long- and short-term debt assumed in the New England mergers, and (iv) related acquisition costs. The Term Note, which initially expired on August 27, 2001, was extended through August 26, 2002. On July 16, 2002, the Company repaid the Term Note with the proceeds from the issuance of a $311,087,000 Term Note dated July 15, 2002 (the 2002 Term Note) and borrowings under its revolving credit facilities. The 2002 Term Note is held by a syndicate of sixteen banks, led by JPMorgan Chase Bank, as Agent. Eleven of the sixteen banks were also among the lenders of the Term Note. The 2002 Term Note carries a variable interest rate that is tied to either the LIBOR or prime interest rates at the Company's option. The interest rate spread over the LIBOR rate varies with the credit rating of the Senior Notes by Standard and Poor's Rating Information Service (S&P) and Moody's Investor Service, Inc. (Moody's), and is currently LIBOR plus 105 basis points. As of June 30, 2004, a balance of $111,087,000 was outstanding on this 2002 Term Note at an effective interest rate of 2.42%. The 2002 Term Note requires semi-annual principal repayments on February 15th and August 15th of each year, with payments of $35,000,000 each being due February 15, 2005 and August 15, 2005. The remaining principal amount of $41,087,000 is due August 26, 2005. No additional draws can be made on the 2002 Term Note.

Additional Debt. In connection with the Panhandle Energy acquisition, the Company added a principal amount $1,157,228,000 in debt, which had a fair value of $1,207,617,000 as of the June 11, 2003 acquisition date. The debt included senior notes and debentures with interest rates ranging from 6.125% to 8.25% and floating rate debt totaling $275,358,000, all of which is non-recourse to Southern Union.

Panhandle Refinancing. In July 2003, Panhandle Energy announced a tender offer for any and all of the $747,370,000 outstanding principal amount of five of its series of senior notes outstanding at that point in time (the Panhandle Tender Offer) and also called for redemption all of the outstanding $134,500,000 principal amount of its two series of debentures that were outstanding (the Panhandle Calls). Panhandle Energy repurchased approximately $378,257,000 of the principal amount of its outstanding debt through the Panhandle Tender Offer for total consideration of approximately $396,445,000 plus accrued interest through the purchase date. Panhandle Energy also redeemed approximately $134,500,000 of debentures through the Panhandle Calls for total consideration of $139,411,000, plus accrued interest through the redemption dates. As a result of the Panhandle Tender Offer, the Company has recorded a pre-tax gain on the extinguishment of debt of $6,354,000 in fiscal 2004. In August 2003, Panhandle Energy issued $300,000,000 of its 4.80% Senior Notes due 2008 and $250,000,000 of its 6.05%
Senior Notes due 2013 principally to refinance the repurchased notes and redeemed debentures. Also in August and September 2003, Panhandle Energy repurchased $3,150,000 principal amount of its senior notes on the open market through two transactions for total consideration of $3,398,000, plus accrued interest through the repurchase date.

On March 12, 2004, Panhandle Energy issued $200,000,000 of its 2.75% Senior Notes due 2007, the proceeds of which were used to fund the redemption of the remaining $146,080,000 principal amount of its 6.125% Senior Notes due 2004 that matured on March 15, 2004 and to provide working capital to the Company, pending the repayment of the $52,455,000 principal amount of Panhandle Energy's 7.875% Senior Notes due 2004 that matured on August 15, 2004.

Capital Lease. The Company completed the installation of an Automated Meter Reading (AMR) system at Missouri Gas Energy during the first quarter of fiscal year 1999. The installation of the AMR system involved an investment of approximately $30,000,000, which is accounted for as a capital lease obligation. As of June 30, 2004 and 2003, the capital lease obligation outstanding was nil and $8,793,000, respectively. This system has significantly improved meter reading accuracy and timeliness and provided electronic accessibility to meters in residential customers' basements, thereby assisting in the reduction of the number of estimated bills. Depreciation on the AMR system is provided at an average straight-line rate of approximately 5% per annum of the cost of such property.

Credit Facilities. On May 28, 2004, the Company entered into a new five-year long-term credit facility in the amount of $400,000,000 (the Long-Term Facility) that matures on May 29, 2009. The Long-Term Facility replaced the Company's $150,000,000 and $225,000,000 credit facilities that expired on April 1, 2004 and May 29, 2004, respectively. The Company has additional availability under uncommitted line of credit facilities (Uncommitted Facilities) with various banks. Borrowings under the Long-Term Facility are available for Southern Union's working capital, letter of credit requirements and other general corporate purposes. The Long-Term Facility is subject to a commitment fee based on the rating of the Company's senior unsecured notes (the Senior Notes). As of June 30, 2004, the commitment fees were an annualized 0.15%. The Long-Term Facility requires the Company to meet certain covenants in order for the Company to be able to borrow under that agreement. A balance of $21,000,000 and $251,500,000 was outstanding under the Company's credit facilities at June 30, 2004 and 2003, respectively. As of August 16, 2004, there was a balance of $79,500,000 outstanding under the Long-Term Facility.

                              XIV Employee Benefits

Pension and Other Post-Retirement Benefits. In fiscal 2004, the Company adopted the FASB Standard, Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106, which changed the Company's reporting requirements for its pension and post-retirement benefit plans. See Note I - Summary of Significant Accounting Policies (New Pronouncements).

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

The Company uses a March 31 measurement date for the majority of its plans.

Post-retirement medical and other benefit liabilities are accrued on an actuarial basis during the years an employee provides services. The following table represents a reconciliation of the Company's retirement and other post-retirement benefit plans at June 30, 2004 and 2003.

                                                                       Pension Benefits          Post-Retirement Benefits
                                                                 ----------------------------   ---------------------------
                                                                      2004           2003           2004           2003
                                                                 -------------   ------------   ------------   ------------
Change in Benefit Obligation
     Benefit obligation at beginning of year..................   $     350,860   $    317,012   $     90,344   $     76,596
     Service cost.............................................           6,533          5,655          3,993          1,177
     Interest cost............................................          22,591         22,899          8,739          5,579
     Benefits paid............................................         (20,649)       (20,046)        (6,263)        (6,676)
     Actuarial loss...........................................          21,796         26,350          7,687         13,357
     Acquisition............................................              --             --           42,752             --
     Plan amendments..........................................           7,703          1,095          5,173            311
     Settlement recognition...................................          (2,341)        (2,105)            --             --
                                                                 -------------   ------------   ------------   ------------
     Benefit obligation at end of year........................   $     386,493   $    350,860   $    152,425   $     90,344
                                                                 =============   ============   ============   ============

Change in Plan Assets
     Fair value of plan assets at beginning of year...........   $     237,376   $    284,911   $     21,332   $     22,408
     Return on plan assets....................................          55,725        (30,900)         3,211             27
     Employer contributions...................................           6,043          5,516         15,724          5,572
     Benefits paid............................................         (20,649)       (20,046)        (6,263)        (6,675)
     Settlement recognition...................................          (2,341)        (2,105)            --             --
                                                                 -------------   ------------   ------------   ------------
     Fair value of plan assets at end of year.................   $     276,154   $    237,376   $     34,004   $     21,332
                                                                 =============   ============   ============   ============

                                                                       Pension Benefits          Post-Retirement Benefits
                                                                 ----------------------------   ---------------------------
                                                                      2004           2003           2004           2003
                                                                 -------------   ------------   ------------   ------------
Funded Status
     Funded status at end of year.............................   $    (110,339)  $   (113,484)  $   (118,421)  $    (69,012)
     Unrecognized net actuarial loss..........................         114,344        134,752         25,972         20,343
     Unrecognized prior service cost..........................          13,737          7,179          5,038            130
                                                                 -------------   ------------   ------------   ------------
     Prepaid/(accrued) prior to contributions for 3 months
       ended June 30..........................................          17,742         28,447        (87,411)       (48,539)
     Contributions for 3 months ended June 30.................           3,750          4,534          2,151          4,675
                                                                 -------------   ------------   ------------   ------------
     Net asset (liability) recognized at June 30..............   $      21,492   $     32,981   $    (85,260)  $    (43,864)
                                                                 =============   ============   ============   ============

Amounts Recognized in the Consolidated Balance Sheet
     Prepaid benefit cost.....................................   $      28,172   $     27,597   $         --   $         --
     Accrued benefit liability................................         (87,448)       (89,366)       (85,260)       (43,864)
     Intangible asset.........................................          10,366          3,671             --             --
     Accumulated other comprehensive loss.....................          70,402         91,079             --             --
                                                                 -------------   ------------   ------------   ------------
     Net asset (liability) recognized.........................   $      21,492   $     32,981   $    (85,260)  $    (43,864)
                                                                 =============   ============   ============   ============

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets as of June 30, 2004 were $355,095,000, $319,902,000, and
$228,704,000, respectively, and for those same plans were $323,116,000, $291,811,000, and $197,911,000 as of June 30, 2003.

The accumulated post-retirement benefit obligation and fair value of plan assets for post-retirement benefit plans with accumulated post-retirement benefit obligations in excess of fair value of plan assets as of June 30, 2004 were $152,425,000 and $34,004,000 respectively, and for those same plans were $90,344,000 and $21,332,000 respectively as of June 30, 2003.

The minimum pension liability as of June 30, 2004 decreased by $20,677,000 due primarily to an increase in the fair value of plan assets attributable to higher than expected investment return. The minimum pension liability as of June 30, 2003 increased by $75,008,000 as a result of the decrease in the discount rate in 2003, decreases in the fair value of plan assets due to volatility in the stock markets and increases in liabilities due to early retirement programs.

The weighted-average assumptions used to determine benefit obligations for the year ended June 30, 2004, 2003 and 2002 were:

                                                       Pension Benefits                     Post-Retirement Benefits
                                            --------------------------------------   --------------------------------------
                                                2004         2003         2002           2004         2003          2002
                                            ----------   -----------   -----------   ----------    ----------    ----------
Discount rate
     Beginning of year..................         6.50%         7.50%         7.50%        6.50%         7.50%         7.50%
     End of year........................         6.00%         6.50%         7.50%        6.00%         6.50%         7.50%
Rate of compensation increase (average).         3.60%         4.00%         5.00%          N/A           N/A           N/A
Health care cost trend rate.............          N/A           N/A           N/A        13.00%        13.00%        12.00%

The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 13% during 2004. This rate was assumed to decrease gradually each year to a rate of 4.75% in 2012 and remain at that level thereafter. The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 13% during 2003. This rate was assumed to decrease gradually each year to a rate of 5% in 2011 and remain at that level thereafter.

Net periodic benefit cost for the year ended June 30, 2004, 2003 and 2002 includes the following components:

                                                       Pension Benefits                     Post-Retirement Benefits
                                            --------------------------------------   --------------------------------------
                                               2004          2003         2002          2004          2003          2002
                                            ----------   -----------   -----------   ----------    ----------    ----------
Service cost............................    $    6,533   $     5,655   $     5,707   $    3,993    $    1,177    $    1,136
Interest cost...........................        22,591        22,899        22,570        8,739         5,579         5,362
Expected return on plan assets..........       (21,477)      (24,749)      (25,868)      (1,640)       (1,734)       (1,701)
Amortization of prior service cost......         1,145           790           984          266           (65)         (100)
Recognized actuarial gain (loss)........         8,402         2,433           194          485          (234)         (737)
Curtailment.............................            --            --         8,905           --            --         1,200
Special termination benefits............            --            --         8,957           --            --         1,309
Settlement recognition..................          (445)         (558)         (457)          --            --            --
                                            ----------   -----------   -----------   ----------    ----------    ----------
Net periodic pension cost...............    $   16,749   $     6,470   $    20,992   $   11,843    $    4,723    $    6,469
                                            ==========   ===========   ===========   ==========    ==========    ==========

Curtailment and special termination benefit charges were recognized during 2002 in connection with the Company's corporate reorganization and restructuring initiatives. The Company has deferred, as a regulatory asset, certain of these charges that have historically been recoverable in rates.

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

The weighted-average assumptions used to determine net periodic benefit cost for the year ended June 30, 2004, 2003 and 2002 were:

                                                       Pension Benefits                     Post-Retirement Benefits
                                            --------------------------------------   --------------------------------------
                                                2004         2003         2002           2004         2003          2002
                                            ----------   -----------   -----------   ----------    ----------    ----------
Discount rate
     Beginning of year..................         7.50%         7.50%        8.00%        7.50%         7.50%         7.50%
     End of year........................         6.50%         7.50%        7.50%        6.50%         7.50%         7.50%
Expected return on assets -
      tax exempt accounts...............         9.00%         9.00%        9.00%        7.00%         9.00%         9.00%
Expected return on assets - taxable
  accounts..............................          N/A           N/A          N/A         5.00%         5.50%         5.40%
Rate of compensation increase (average).         4.00%         5.00%        5.00%          N/A           N/A           N/A
Health care cost trend rate.............          N/A           N/A          N/A        13.00%        12.00%        12.00%

The assumed health care cost trend rate used in determining the net periodic benefit cost was 13% during 2004. This rate was assumed to decrease gradually each year to a rate of 5% in 2011 and remain at that level thereafter. The assumed health care cost trend rate used in determining the net periodic benefit cost was 12% during 2003. This rate was assumed to decrease gradually each year to a rate of 6% in 2006 and remain at that level thereafter.

Assumed health care cost trends rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                        One Percentage Point          One Percentage Point
                                                                       Increase in Health Care      Decrease in Health Care
                                                                             Trend Rate                    Trend Rate
                                                                             ----------                    ----------

Effect on total service and interest cost components..............         $        1,512             $       (1,227)
Effect on post-retirement benefit obligation......................         $       14,212             $      (11,628)

Plan Asset Information

Pension Plan Assets. The Pension Plans' assets shall be invested in accordance with several investment practices that emphasize long-term investment fundamentals with an investment objective of long-term growth. The investment practices shall consider risk tolerance and the asset allocation strategy as described below.

Investment theory and historical capital market return data suggest that, over long periods of time, there is a relationship between the level of risk assumed and the level of return that can be expected in an investment program. In general, higher risk (i.e., volatility of return) is associated with higher return. Given this relationship between risk and return, a fundamental step in determining the investment policy is the determination of an appropriate risk tolerance. The Company examined two important factors that affect the Company's risk tolerance, including the financial ability to accept risk within the investment program and willingness to accept return volatility.

Positive factors that contribute to a higher risk tolerance are:(i) the financial strength of the Company; (ii) the relationship between the market value of Plan assets and Plan liabilities (a surplus can provide a cushion that would reduce the probability of making any required contributions in the short-term in the event of adverse experience versus actuarial assumptions);
(iii) the Company's willingness to accept short-term volatility in the market value of the Plan for the sake of earning higher long-term returns; (iv) and the long-term time horizon available for investment provides the opportunity to benefit from opportunities for growth that may accrue to a patient investment strategy.

Offsetting these factors are: (i)as a defined benefit pension plan, the risk of investment losses is borne by the Company and significant investment losses may require substantial contributions to the Plan to maintain required funding levels and such contributions may coincide with poor financial results for the Company; and (ii)cyclical business activity can significantly influence the finances of the Company and its financial ability to fund required contributions.

Post-retirement Health and Life Plans' Assets. The Post-retirement Health and Life Plans' assets shall be invested in accordance with sound investment practices that emphasize long-term investment fundamentals. The Investment Committee has adopted an investment objective of income and growth for the Plan. This investment objective: (i) is a risk-averse balanced approach that emphasizes a stable and substantial source of current income and some capital appreciation over the long-term; (ii) implies a willingness to risk some declines in value over the short-term, so long as the Plan is positioned to generate  current  income  and  exhibits  some  capital  appreciation;  (iii) is expected to earn long-term returns sufficient to keep pace with the rate of inflation over most market cycles (net of spending and investment and administrative expenses), but may lag inflation in some environments; (iv) diversifies the Plan in order to provide opportunities for long-term growth and to reduce the potential for large losses that could occur from holding concentrated positions; and (v) recognizes that investment results over the long-term may lag those of a typical balanced portfolio since a typical balanced portfolio tends to be more aggressively invested. Nevertheless, this Plan is expected to earn a long-term return that compares favorably to appropriate market indices.

It is expected that these objectives can be obtained through a well-diversified portfolio structure in a manner consistent with the investment policy.

The Company's weighted average asset allocation at June 30, 2004, and 2003, by asset category is as follows:

                                               Pension          Post-Retirement
                                               At June 30,       At June 30,
                                              ------------       --------------
 Asset Category                               2004    2003       2004    2003
 --------------                               ----    ----       ----    ----

Equity securities.........................    68%       51%      21%      26%
Debt securities...........................    26%       45%      50%      64%
Other - cash equivalents..................     6%        4%      29%      10%
                                             ----     -----     -----    ----
     Total.................................  100%      100%      100%    100%
                                             ====     =====     =====    ====

Equity securities include Company common stock in the amounts of $16,615,000 and $12,716,000 at June 30, 2004, and 2003, respectively.

Based on the Pension Plan objectives, asset allocations are maintained as follows: equity of 50% to 75%, fixed income of 25% to 50%, and cash and cash equivalents of 0% to 10%.

Based on the Post-Retirement Benefit Plan objectives, asset allocations are maintained as follows: equity of 25% to 35%, fixed income of 65% to 75%, and cash and cash equivalents of 0% to 10%.

The Company expects to contribute between the estimated amounts of $11,600,000 and $12,608,000 to its pension plans and the estimated amount of $13,553,000 to its other post-retirement benefit plans in 2005.

The estimated benefit payments, which reflect expected future service, as appropriate, that are projected to be paid are as follows:

                                                         Pension         Other
                                                         Benefits      Benefits

2005.................................................    $ 23,547      $ 6,572
2006.................................................      20,579        6,922
2007.................................................      21,161        6,994
2008.................................................      22,205        7,514
2009.................................................      22,543        8,210
Years 2010 - 2014....................................     136,657       53,149

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

Defined Contribution Plan. The Company provides a Savings Plan available to all employees. For Missouri Gas Energy non-union and corporate employees, the Company contributes 50% and 75% of the first 5% and second 5%, respectively, of the participant's compensation paid into the Savings Plan. For Missouri Gas Energy union employees, the Company contributes 50% of the first 7% of the participant's compensation paid into the Savings Plan. In Pennsylvania, the Company contributes 55% of the first 4% of the participant's compensation paid into the Savings Plan. For New England Gas Company's Fall River operations, the Company contributes 100% of the first 4% of non-union employee compensation paid into the Savings Plan and 100% of the first 3% of union employee compensation paid into the Savings Plan. For New England Gas Company's Providence operations, the Company contributes 50% of the first 10% of the participant's compensation paid into the Savings Plan. For New England Gas Company's Cumberland operations (formerly Valley Resources), the Company contributes 50% of the first 4% of the participant's compensation paid into the Savings Plan. Company contributions are 100% vested after five years of continuous service for all plans other than Missouri Gas Energy union and New England Gas Company's Cumberland operations, which are 100% vested after six years of continuous service. Company contributions to the plan during 2004, 2003 and 2002 were $4,058,000, $2,251,000 and $2,722,000, respectively.

Effective January 1, 1999, the Company amended its defined contribution plan to provide contributions for certain employees who were employed as of December 31, 1998. These contributions were designed to replace certain benefits previously provided under defined benefit plans. Employer contributions to these separate accounts, referred to as Retirement Power Accounts, within the defined contribution plan were determined based on the employee's age plus years of service plus accumulated sick leave as of December 31, 1998. The contribution amounts are determined as a percentage of compensation and range from 3.5% to 8.5%. Company contributions to Retirement Power Accounts during 2004, 2003 and 2002 were $5,149,000, $1,469,000 and $826,000, respectively.

Panhandle  Energy.  Following the June 11, 2003  acquisition by Southern  Union,
Panhandle Energy instituted certain retiree health care and life insurance benefits under other post employment benefits (OPEB) and added certain benefits to substantially all of its employees under a defined contribution 401(k) plan (Savings Plan). Under the Savings Plan, Panhandle Energy provides a matching contribution of 50% of the first 4% of the participant's compensation paid into the Savings Plan. In addition, Panhandle Energy makes additional contributions ranging from 4% to 6% of the employee's eligible pay, depending on the employee's age and years of service. The adoption of the OPEB plan resulted in the recording of a $43,000,000 liability as of June 11, 2003 and Panhandle Energy continues to fund the plan at approximately $8,000,000 per year. Since Panhandle Energy retirement eligible active employees have primary coverage through a benefit they are eligible to receive from the former owner of Panhandle Energy, no liability is currently recognized for these employees under the OPEB plan.

Following its acquisition by the Company in June 2003, Panhandle Energy initiated a workforce reduction initiative designed to reduce the workforce by approximately 5 percent. The workforce reduction initiative was an involuntary plan with a voluntary component, and was fully implemented by September 30, 2003.

Corporate Restructuring. Business reorganization and restructuring initiatives were commenced in August 2001 as part of a previously announced Cash Flow Improvement Plan. Actions taken included (i) the offering of voluntary Early Retirement Programs (ERPs) in certain of its operating divisions and (ii) a limited reduction in force (RIF) within its corporate offices. ERPs, providing for increased benefits for those electing retirement, were offered to approximately 325 eligible employees across the Company's operating divisions, with approximately 59% of such eligible employees accepting. The RIF was limited solely to certain corporate employees in the Company's Austin and Kansas City offices where forty-eight employees were offered severance packages. In connection with the corporate reorganization and restructuring efforts, the Company recorded a charge of $30,553,000 during the quarter ended September 30, 2001. This charge was reduced by $1,394,000 during the quarter ended June 30, 2002, as a result of the Company's ability to negotiate more favorable terms on certain of its restructuring liabilities. The charge included: $16.4 million of voluntary and accepted ERP's, primarily through enhanced benefit plan obligations, and other employee benefit plan obligations; $6.8 million of RIF within the corporate offices and related employee separation benefits; and $6.0 million connected with various business realignment and restructuring initiatives. All restructuring actions were completed as of June 30, 2002.

Common Stock Held in Trust. From time to time, the Company purchases outstanding shares of common stock of Southern Union to fund certain Company employee stock-based compensation plans. At June 30, 2004 and 2003, 1,089,147 and
1,114,738 shares, respectively, of common stock were held by various rabbi trusts for certain of those Company's benefit plans. At June 30, 2004, 110,996 shares were held in a rabbi trust for certain employees who deferred receipt of Company shares for stock options exercised.

                               XV Taxes on Income

                                                                                Year Ended June 30,
                                                                                -------------------
                                                                          2004        2003           2002
                                                                          ----        ----           ----
Income tax expense:
  Current:
     Federal.....................................................    $    1,497    $  (15,258)    $  (8,848)
     State.......................................................           151        (6,563)        (1,391)
                                                                     ----------    ----------     ---------
                                                                          1,648       (21,821)      (10,239)
                                                                     ----------    ----------     ---------
  Deferred:
     Federal....................................................     $   60,380        38,926        13,050
     State......................................................          7,075         7,168           600
                                                                     ----------    ----------     ---------
                                                                         67,455        46,094        13,650
                                                                     ----------    ----------     ---------
Total income tax expense from continuing operations.............     $   69,103    $   24,273     $   3,411
                                                                     ==========    ==========     =========

Deferred credits include $5,367,000 and $5,791,000 of unamortized deferred investment tax credit as of June 30, 2004 and 2003.

Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

                                                                 June 30,
                                                                 --------
                                                            2004          2003
                                                            ----          ----
Deferred income tax assets:
     Alternative minimum tax credit................. $     24,054   $      6,263
     Insurance accruals.............................        1,601          2,028
     Bad debt reserves..............................        5,721          4,096
     Post-retirement benefits.......................        1,346          1,078
     Minimum pension liability......................       33,511         35,159
     Other..........................................        8,442         10,313
                                                     ------------   ------------
         Total deferred income tax assets........... $     74,675   $     58,937
                                                     ------------   ------------


                                                                 June 30,
                                                                 --------
                                                             2004        2003
                                                             ----        ----
Deferred income tax liabilities:
     Property, plant and equipment................... $   (313,387)  $ (261,100)
     Unamortized debt expense........................      (21,607)      (5,455)
     Regulatory liability............................      (13,151)     (14,483)
     Other...........................................      (55,831)     (56,510)
                                                      ------------   ----------
         Total deferred income tax liabilities.......     (403,976)   (337,548)
                                                      ------------   ----------
Net deferred income tax liability....................     (329,301)    (278,611)
    Less current income tax assets...................       19,659        4,096
                                                      ------------   ----------
 Accumulated deferred income taxes................... $   (348,960)  $ (282,707}
                                                      ============   ==========

The Company accounts for income taxes utilizing the liability method which bases the amounts of current and future income tax assets and liabilities on events recognized in the financial statements and on income tax laws and rates existing at the time the temporary differences are expected to reverse.

                                                                                                Year Ended June 30,
                                                                                                -------------------
                                                                                            2004        2003         2002
                                                                                            ----        ----         ----

Computed statutory income tax expense from continuing operations at 35%.........       $    64,095  $   23,780    $   1,726
Changes in income taxes resulting from:
     State income taxes, net of federal income tax benefit......................             4,697         326          695
     Amortization/write-down of goodwill........................................                --          --        3,113
     Internal Revenue Service audit settlement..................................                --          --       (1,570)
     Investment Tax Credit amortization.........................................              (424)       (421)        (608)
     Other......................................................................               735         588           55
                                                                                       -----------  ----------    ---------
Actual income tax expense from continuing operations............................       $    69,103  $   24,273    $   3,411
                                                                                       ===========  ==========    =========


                            XVI Regulation and Rates

Missouri Gas Energy. On November 4, 2003, Missouri Gas Energy filed a request with the MPSC to increase base rates by $44,800,000 and to implement a weather mitigation rate design that would significantly reduce the impact of weather-related fluctuations on customer bills. On January 30, 2004, Missouri Gas Energy filed an updated claim which raised the amount of the base rate increase request to $54,200,000. As of July 19, 2004, upon the close of the record and reflecting settlement of a number of issues, MGE's request stood at approximately $39,000,000 and the MPSC Staff's recommendation stood at approximately $13,000,000. Statutes require that the MPSC reach a decision in the case within an eleven-month period from the original filing date. It is not presently possible to determine what action the MPSC will ultimately take with respect to this rate increase request.

New England Gas Company. On May 22, 2003, the RIPUC approved a Settlement Offer filed by New England Gas Company related to the final calculation of earnings sharing for the 21-month period covered by the Energize Rhode Island Extension settlement agreement. This calculation generated excess revenues of $5,277,000. The net result of the excess revenues and the Energize Rhode Island weather mitigation and non-firm margin sharing provisions was the crediting to customers of $949,000 over a twelve-month period starting July 1, 2003.

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

Panhandle Energy. In December 2002, FERC approved a Trunkline LNG certificate application to expand the Lake Charles facility to approximately 1.2 Bcf per day of sustainable send out capacity versus the current sustainable send out capacity of .63 Bcf per day and increase terminal storage capacity to 9 Bcf from the current 6.3 Bcf. Construction on the Trunkline LNG expansion project (Phase
I) commenced in September 2003 and is expected to be completed by the end of the 2005 calendar year. In February 2004, Trunkline LNG filed a further incremental LNG expansion project (Phase II) with FERC and is awaiting commission approval. Phase II would increase the LNG terminal sustainable send out capacity to 1.8 Bcf per day. Phase II has an expected in-service date of mid-calendar 2006.

In February 2004, Trunkline filed an application with FERC to request approval of a 30-inch diameter, 23-mile natural gas pipeline loop from the LNG terminal. The pipeline creates additional transport capacity in association with the Trunkline LNG expansion and also includes new and expanded delivery points with major interstate pipelines.

                                   XVII Leases

The Company leases certain facilities, equipment and office space under cancelable and non-cancelable operating leases. The minimum annual rentals under operating leases for the next five years ending June 30 are as follows:
2005--$17,777,000;   2006--$14,708,000;   2007--$13,970,000;   2008--$10,018,000
2009--$6,549,000  and thereafter  $8,102,000.  Rental  expense was  $17,821,000,
$4,342,000,  and  $5,759,000  for the years ended June 30, 2004,  2003 and 2002, respectively.

                       XVIII Commitments and Contingencies

Environmental

The Company is subject to federal, state and local laws and regulations relating to the protection of the environment. These evolving laws and regulations may require expenditures over a long period of time to control environmental impacts. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures.

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

Missouri Gas Energy. In a letter dated May 10, 1999, the Missouri Department of Natural Resources (MDNR) sent notice of a planned Site Inspection/Removal Site Evaluation of the Kansas City Coal Gas former MGP site. This site (comprised of two adjacent MGP operations previously owned by two separate companies and hereafter referred to as Station A and Station B) is located at East 1st Street and Campbell in Kansas City, Missouri and is owned by Missouri Gas Energy (MGE). During July 1999, the Company entered the two sites into MDNR's Voluntary Cleanup Program and, subsequently, performed environmental assessments of the sites. Following the submission of these assessments to MDNR, MGE was required by MDNR to initiate remediation of Station A. Following the selection of a qualified contractor in a competitive bidding process, the Company began remediation of Station A in the first calendar quarter of 2003. The project was completed in July 2003, at an approximate cost of $4 million. Remediation of Station B has not been requested by MDNR at this time.

Following a failed tank tightness test, MGE removed an underground  storage tank
(UST) system in December, 2002 from a former MGP site in St. Joseph, Missouri. An UST closure report was filed with MDNR on August 12, 2003. In a letter dated September 26, 2003, MDNR indicated that its review of the analytical data submitted for this site indicated that contamination existed at the site above the action levels specified in Missouri guidance documents. In a letter dated January 28, 2004, MDNR indicated that the Department would provide MGE a final version of the Missouri Risk-Based Corrective Action (MRBCA) process. On April 28, 2004, MDNR provided MGE with information regarding the MRBCA process, and requested a work plan on the St. Joseph site within 60 days of MGE's receipt of this information. On June 16, 2004, MGE submitted a UST Site Characterization Work Plan to MDNR for review and approval.

New England Gas Company. Prior to its acquisition by the Company in September 2000, Providence Gas performed environmental studies and initiated an environmental remediation project at Providence Gas' primary gas distribution facility located at 642 Allens Avenue in Providence, Rhode Island. Providence Gas spent more than $13 million on environmental assessment and remediation at this MGP site under the supervision of the Rhode Island Department of Environmental Management (RIDEM). Following the acquisition, environmental remediation at the site was temporarily suspended. During this suspension, the Company requested certain modifications to the 1999 Remedial Action Work Plan from RIDEM. After receiving approval to some of the requested modifications to the 1999 Remedial Action Work Plan, environmental work was reinitiated on April 17, 2002, by a qualified contractor selected in a competitive bidding process. Remediation was completed on October 10, 2002, and a Closure Report was filed with RIDEM in December 2002. The cost of environmental work conducted after remediation resumed was $4 million. Remediation of the remaining 37.5 acres of the site (known as the "Phase 2" remediation project) is not scheduled at this time.

In November 1998, Providence Gas received a letter of responsibility from RIDEM relating to possible contamination at a site that operated as a MGP in the early 1900s in Providence, Rhode Island. Subsequent to its use as a MGP, this site was operated for over eighty years as a bulk fuel oil storage yard by a succession of companies including Cargill, Inc. (Cargill). Cargill has also received a letter of responsibility from RIDEM for the site. An investigation has begun to determine the extent of contamination, as well as the extent of the Company's responsibility. Providence Gas entered into a cost-sharing agreement with Cargill, under which Providence Gas is responsible for approximately twenty percent (20%) of the costs related to the investigation. To date, approximately $300,000 has been spent on environmental assessment work at this site. Until RIDEM provides its final response to the investigation, and the Company knows its ultimate responsibility respective to other potentially responsible parties with respect to the site, the Company cannot offer any conclusions as to its ultimate financial responsibility with respect to the site.

Fall River Gas Company (acquired in September 2000 by the Company) was a defendant in a civil action seeking to recover anticipated remediation costs associated with contamination found at property owned by the plaintiffs (Cory's Lane Site) in Tiverton, Rhode Island. This claim was based on alleged dumping of material by Fall River Gas Company trucks at the site in the 1930s and 1940s. In a settlement agreement effective December 3, 2001, the Company agreed to perform all assessment, remediation and monitoring activities at the Cory's Lane Site sufficient to obtain a final letter of compliance from the RIDEM. Following the performance of a site investigation, the Company submitted a Site Investigation Report on December 5, 2003, to RIDEM. On April 15, 2004, the Company obtained verbal approval from RIDEM to conduct additional investigation activity at the site.

In a letter dated March 17, 2003, RIDEM sent the New England Gas Company (NEG) a letter of responsibility pertaining to alleged historical MGP impacted soils in a residential neighborhood along Bay and Judson Streets (Bay Street Area) in Tiverton, Rhode Island. The letter requested that NEG prepare a Site
Investigation Work Plan (Work Plan) for submittal to RIDEM by April 10, 2003, and subsequently perform a site investigation of the Bay Street Area. Without admitting responsibility or accepting liability, NEG responded to RIDEM in a letter dated March 19, 2003, and agreed to perform the activities requested by the State within the period specified by RIDEM. After receiving approval from RIDEM on a Work Plan, NEG began assessment work on June 2, 2003. A Site Inspection Report and a Human Health Risk Assessment were filed with RIDEM on October 31, 2003, and RIDEM provided NEG comments to the Site Inspection Report in a letter dated January 27, 2004. The January 27, 2004, RIDEM letter included the comment that additional assessment work was necessary in the Bay Street Area. On July 19, 2004, NEG submitted a Supplemental Site Investigation Work Plan and Phase 2 Site Investigation Work Plan for the further assessment of the Bay Street Area. In a letter dated August 18, 2004, RIDEM communicated its conditional concurrence of NEG's work plans. In response, NEG notified RIDEM of its intent to begin assessment field work on August 26, 2004.

In connection with the investigation of the Bay Street Area, two former residents of the area filed a tort action on August 20, 2003, against NEG alleging personal injury to the plaintiffs. This litigation has not been served on the Company. The Company has also received a demand letter dated July 1, 2004, sent by lawyers on behalf of the owners of a property in the Bay Street Area. This demand alleges property damage and personal injury. Parts of the Bay Street Area appear to have been built on fill placed at various times and include one or more historic dump sites. Research is therefore underway to identify other potentially responsible parties associated with the fill materials and the dumping.

The Company received a Notice of Responsibility, Request for Information and Request for Immediate Response Action Plan dated July 1, 2004, for an area in Fall River, Massachusetts along State Avenue (State Avenue Area) that is contiguous to the Bay Street Area of Rhode Island. In response to this Notice from the Massachusetts Department of Environmental Protection (MADEP), the Company submitted an Immediate Response Action Plan (Action Plan) to the MADEP on July 26, 2004. The Action Plan proposes an investigation to determine whether or not coal gasification related material was historically dumped in the State Avenue Area.

Valley Gas Company (acquired in September 2000 by the Company) is a party to an action in which Blackstone Valley Electric Company (Blackstone) brought suit for contribution to its expenses of cleanup of a site on Mendon Road in Attleboro, Massachusetts, to which coal gas manufacturing waste was transported from a former MGP site in Pawtucket, Rhode Island (the Blackstone Litigation). Blackstone Valley Electric Company v. Stone & Webster, Inc., Stone & Webster Engineering Corporation, Stone & Webster Management Consultants, Inc. and Valley Gas Company, C. A. No. 94-10178JLT, United States District Court, District of Massachusetts. Valley Gas Company takes the position in that litigation that it is indemnified for any cleanup expenses by Blackstone pursuant to a 1961 agreement signed at the time of Valley Gas Company's creation. This suit was stayed in 1995 pending the issuance of rulemaking at the United States Environmental Protection Agency (EPA) (Commonwealth of Massachusetts v. Blackstone Valley Electric Company, 67 F.3d 981 (1995)). The requested rulemaking concerned the question of whether or not ferric ferrocyanide (FFC) is among the "cyanides" listed as toxic substances under the Clean Water Act and, therefore, is a "hazardous substance" under the Comprehensive Environmental Response, Compensation and Liability Act. On October 6, 2003, the United States Environmental Protection Agency (EPA) issued a Final Administrative
Determination declaring that FFC is one of the "cyanides" under the environmental statutes. While the Blackstone Litigation was stayed, Valley Gas Company and Blackstone (merged in May 2000 with Narragansett Electric Company, a subsidiary of National Grid) have received letters of responsibility from the RIDEM with respect to releases from two MGP sites in Rhode Island. RIDEM issued letters of responsibility to Valley Gas Company and Blackstone in September 1995 for the Tidewater MGP in Pawtucket, Rhode Island, and in February 1997 for the Hamlet Avenue MGP in Woonsocket, Rhode Island. Valley Gas Company entered into an agreement with Blackstone (now Narragansett) in which Valley Gas Company and Blackstone agreed to share equally the expenses for the costs associated with the Tidewater site subject to reallocation upon final determination of the legal issues that exist between the companies with respect to responsibility for expenses for the Tidewater site and otherwise. No such agreement has been reached with respect to the Hamlet site.

While the Blackstone Litigation has been stayed, National Grid and the Company have jointly pursued claims against the bankrupt Stone & Webster entities (Stone & Webster) based upon Stone & Webster's historic management of MGP facilities on behalf of the alleged predecessors of both companies. On January 9, 2004, the U.S. Bankruptcy Court for the District of Delaware issued an order approving a settlement between National Grid, the Company and Stone & Webster that provided for the payment of $5 million out of the bankruptcy estates. This payment is payable $1.25 million to the Company for payment of environmental costs associated with the former Fall River Gas Company, and $3.75 million payable to the Company and National Grid jointly for payment of future environmental costs at the Tidewater and Hamlet sites. The settlement further provides an admission of liability by Stone & Webster that gives National Grid and the Company additional rights against historic Stone & Webster insurers.

In a letter dated March 11, 2003, the MADEP provided NEG a Notice of Responsibility for 66 5th Street in Fall River, Massachusetts. This Notice of
Responsibility requested that site assessment activities be conducted at the former MGP at 66 5th Street to determine whether or not there was a release of cyanide into the groundwater at this site that impacted downgradient properties at 60 and 82 Hartwell Street. NEG submitted an Immediate Response Action (IRA) Work Plan on May 20, 2003. The IRA Report was submitted to MADEP on July 18, 2003. Investigation work performed to date indicates that cyanide concentrations at the downgradient properties are unrelated to the NEG property at 66 5th Street.

In 2003, NEG conducted a Phase I environmental site assessment at a former MGP site in North Attleboro, Massachusetts (the Mt. Hope Street Site) to determine if the property could be redeveloped as a service center. During the site walk, coal tar was found in the adjacent creek bed, and notice to the MADEP was made. On September 18, 2003, a Phase I Initial Site Investigation Report and Tier Classification were submitted to MADEP. On November 25, 2003, MADEP issued a Notice of Responsibility letter to NEG. Based upon the Phase I filing, NEG is required to file a Phase II report with MADEP by September 18, 2005, to complete the site characterization.

PG Energy. During 2002, PG Energy received inquiries from the Pennsylvania Department of Environmental Protection (PADEP) pertaining to three Pennsylvania former MGP sites located in Scranton, Bloomsburg and Carbondale. At the request of PADEP, PG Energy is currently performing environmental assessment work at the Scranton MGP site. On March 23, 2004, PG Energy filed an Initial Site Assessment Characterization report on the Scranton site and is preparing to submit a
Comprehensive Site Assessment Characterization Work Plan for the further assessment of this site. PG Energy has participated financially in PPL Electric Utilities Corporation's (PPL) environmental and health assessment of an additional MGP site located in Sunbury, Pennsylvania. In May 2003, PPL commenced a remediation project at the Sunbury site that was completed in August 2003. PG Energy has contributed to PPL's remediation project by removing and relocating gas utility lines located in the path of the remediation. In a letter dated January 12, 2004, PADEP notified PPL of its approval of the Remedy Certification Report submitted by PPL for the Sunbury MGP cleanup project.

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

Panhandle Energy Environmental Matters -- Panhandle Energy has identified environmental impacts at certain sites on its systems and has undertaken clean-up programs at those sites. These impacts resulted from (i) the past use of lubricants containing polychlorinated bi-phenyls (PCBs) in compressed air systems; (ii) the past use of paints containing PCBs; (iii) the prior use of wastewater collection facilities; and (iv) other on-site disposal areas. Panhandle Energy communicated with the EPA and appropriate state regulatory agencies on these matters, and has developed and is implementing a program to remediate such contamination in accordance with federal, state and local regulations. Some remediation is being performed by former Panhandle Energy affiliates in accordance with indemnity agreements that also indemnify against certain future environmental litigation and claims.

As part of the cleanup program resulting from contamination due to the use of lubricants containing PCBs in compressed air systems, Panhandle Eastern Pipe Line and Trunkline have identified PCB levels above acceptable levels inside the auxiliary buildings that house the air compressor equipment at thirty-three compressor station sites. Panhandle Energy has developed and is implementing an EPA-approved process to remediate this PCB contamination in accordance with federal, state and local regulations. Eight sites have been decontaminated per the EPA approved process as prescribed in the EPA regulations.

At some locations, PCBs have been identified in paint that was applied many years ago. In accordance with EPA regulations, Panhandle Energy has implemented a program to remediate sites where such issues are identified during painting activities. If PCBs are identified above acceptable levels, the paint is removed and disposed of in an EPA approved manner.

The Illinois Environmental Protection Agency (Illinois EPA) notified Panhandle Eastern Pipe Line and Trunkline, together with other non-affiliated parties, of contamination at three former waste oil disposal sites in Illinois. Panhandle Eastern Pipe Line's and Trunkline's estimated share for the costs of assessment and remediation of the sites, based on the volume of waste sent to the facilities, is approximately 17 percent. Panhandle Energy and 21 other non-affiliated parties conducted an initial voluntary investigation of the Pierce Oil Springfield site, one of the three sites. Based on the information found during the initial investigation, Panhandle Energy and the 21 other non-affiliated parties have decided to further delineate the extent of contamination by authorizing a Phase II investigation at this site. Once data from the Phase II investigation is evaluated, Panhandle Energy and the 21 other non-affiliated parties will determine what additional actions will be taken. In addition, Illinois EPA has informally indicated that it has referred the Pierce Oil Springfield site to the EPA so that environmental contamination present at the site can be addressed through the federal Superfund program. No formal notice has yet been received from either agency concerning the referral. However, the EPA is expected to issue special notice letters in calendar 2004 and has begun the process of listing the site on the National Priority List. Panhandle Energy and three of the other non-affiliated parties associated with the Pierce Oil Springfield site met with the EPA and Illinois EPA regarding this issue. Panhandle Energy was given no indication as to when the listing process was to be completed.

Based on information available at this time, the Company believes the amount reserved for all of the above environmental matters is adequate to cover the potential exposure for clean-up costs.

Air Quality Control

In 1998, the EPA issued a final rule on regional ozone control that requires Panhandle Energy to place controls on certain large internal combustion engines in five midwestern states. The part of the rule that affects Panhandle Energy was challenged in court by various states, industry and other interests, including Interstate Natural Gas Association of America (INGAA), an industry group to which Panhandle Energy belongs. In March 2000, the court upheld most aspects of the EPA's rule, but agreed with INGAA's position and remanded to the EPA the sections of the rule that affected Panhandle Energy. The final rule was promulgated by the EPA in April 2004. The five midwestern states have one year to promulgate state laws and regulations to address the requirements of this rule. Based on an EPA guidance document negotiated with gas industry representatives in 2002, it is believed that Panhandle Energy will be required under state rules to reduce nitrogen oxide (NOx) emissions by 82% on the identified large internal combustion engines and will be able to trade off engines within the company and within each of the five Midwestern states affected by the rule in an effort to create a cost effective NOx reduction solution. The final implementation date is May 2007. The rule impacts 20 large internal combustion engines on the Panhandle Energy system in Illinois and Indiana at an approximate cost of $17 million for capital improvements through 2007, based on current projections.

In 2002, the Texas Commission on Environmental Quality enacted the Houston/Galveston State Implementation Plan (SIP) regulations requiring reductions in NOx emissions in an eight-county area surrounding Houston. Trunkline's Cypress compressor station is affected and may require the installation of emission controls. New regulations also require certain grandfathered facilities in Texas to enter into the new source permit program which may require the installation of emission controls at five additional facilities. These two rules affect six Company facilities in Texas at an estimated cost of approximately $12 million for capital improvements through March 2007, based on current projections.

The EPA promulgated various Maximum Achievable Control Technology (MACT) rules in August 2003 and February 2004. The rules require that Panhandle Eastern Pipe Line and Trunkline control Hazardous Air Pollutants (HAPs) emitted from certain internal combustion engines at major HAPs sources. Most of Panhandle Eastern Pipe Line and Trunkline compressor stations are major HAPs sources. The HAPs pollutant of concern for Panhandle Eastern Pipe Line and Trunkline is formaldehyde. As promulgated, the rule seeks to reduce formaldehyde emissions by 76% from these engines. Catalytic controls will be required to reduce emissions under these rules with a final implementation date of May 2007. Panhandle Eastern Pipe Line and Trunkline have 22 internal combustion engines subject to the rules. It is expected that compliance with these regulations will cost an estimated $5 million for capital improvements, based on current projections.

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

Southwest Gas Litigation

During 1999, several actions were commenced in federal courts by persons involved in competing efforts to acquire Southwest Gas Corporation (Southwest). All of these actions eventually were transferred to the U.S. District Court for the District of Arizona, consolidated and lodged with Judge Roslyn Silver. As a result of summary judgments granted, there were no claims allowed against Southern Union. The trial of Southern Union's claims against the sole-remaining defendant, former Arizona Corporation Commissioner James Irvin, was concluded on December 18, 2002, with a jury award to Southern Union of nearly $400,000 in actual damages and $60,000,000 in punitive damages against former Commissioner Irvin. The District Court denied former Commissioner Irvin's motions to set aside the verdict and reduce the amount of punitive damages. Former Commissioner Irvin has appealed to the Ninth Circuit Court of Appeals. A decision on the appeal by the Ninth Circuit is expected by the first calendar quarter of 2005. The Company intends to vigorously pursue collection of the award. With the exception of ongoing legal fees associated with the collection of damages from former Commissioner Irvin, the Company believes that the results of the above-noted Southwest litigation and any related appeals will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Other

In 1993, the U.S. Department of the Interior announced its intention to seek, through its Minerals Management Service (MMS) additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements, buyouts, and buy downs of gas sales contracts with natural gas pipelines. Panhandle Energy's pipelines, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact which are likely to take substantial time to resolve. If required to reimburse or indemnify the producers, Panhandle Energy's pipelines may file with FERC to recover a portion of these costs from pipeline customers. Panhandle Energy believes the outcome of this matter will not have a material adverse effect on its financial position, results of operations or cash flows.

Southern Union and its subsidiaries are parties to other legal proceedings that management considers to be normal actions to which an enterprise of its size and nature might be subject, Management does not consider these actions to be material to Southern Union's overall business or financial condition, results of operations or cash flows.

Commitments. The Company is committed under various agreements to purchase certain quantities of gas in the future. At June 30, 2004, the Company's
Distribution segment has purchase commitments for natural gas transportation services, storage services and certain quantities of natural gas at a combination of fixed, variable and market-based prices that have an aggregate value of approximately $1,099,972,000. The Company's purchase commitments may be extended over several years depending upon when the required quantity is purchased. The Company has purchase gas tariffs in effect for all its utility service areas that provide for recovery of its purchase gas costs under defined methodologies and the Company believes that all costs incurred under such commitments will be recovered through its purchase gas tariffs.

In connection with the acquisition of the Pennsylvania Operations, the Company assumed a guaranty with a bank whereby the Company unconditionally guaranteed payment of financing obtained for the development of PEI Power Park. In March 1999, the Borough of Archbald, the County of Lackawanna, and the Valley View School District (together the Taxing Authorities) approved a Tax Incremental Financing Plan (TIF Plan) for the development of PEI Power Park. The TIF Plan requires that: (i) the Redevelopment Authority of Lackawanna County raise $10,600,000 of funds to be used for infrastructure improvements of the PEI Power Park; (ii) the Taxing Authorities create a tax increment district and use the incremental tax revenues generated from new development to service the $10,600,000 debt; and (iii) PEI Power Corporation, a subsidiary of the Company, guarantee the debt service payments. In May 1999, the Redevelopment Authority of Lackawanna County borrowed $10,600,000 from a bank under a promissory note (TIF
Debt), which was refinanced and modified in May 2004. Beginning May 15, 2004 the TIF Debt bears interest at a variable rate equal to three-quarters percent (.75%) lower than the National Prime Rate of Interest with no interest rate floor or ceiling. The TIF Debt matures on June 30, 2011. Interest-only payments were required until June 30, 2003, and semi-annual interest and principal payments are required thereafter. As of June 30, 2004, the interest rate on the TIF Debt was 3.25% and estimated incremental tax revenues are expected to cover approximately 25% of the fiscal 2005 annual debt service. Based on information available at this time, the Company believes that the amount provided for the potential shortfall in estimated future incremental tax revenues is adequate as of June 30, 2004. The balance outstanding on the TIF Debt was $8,710,000 as of June 30, 2004.

Effective May 1, 2004, the Company agreed to five-year contracts with each bargaining-unit representing Missouri Gas Energy employees.

Effective April 1, 2004, the Company agreed to a three-year contract with a bargaining unit representing a portion of PG Energy employees. Effective, August 1, 2003, the Company agreed to a three-year contract with another bargaining unit representing the remaining PG Energy unionized employees.

Effective May 28, 2003, Panhandle Energy agreed to a three-year contract with a bargaining unit representing Panhandle Energy employees.

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

Of the Company's employees represented by unions, Missouri Gas Energy employs 36%, New England Gas Company employs 32%, Panhandle Energy employs 18% and PG Energy employs 14%.

The Company had standby letters of credit outstanding of $58,566,000 at June 30, 2004 and $7,761,000 at June 30, 2003, which guarantee payment of insurance claims and other various commitments.

The Company has guaranteed a $4,000,000 line of credit between Advent Networks, Inc. (in which Southern Union has an equity interest) and a bank.

                           XIX Discontinued Operations

Effective January 1, 2003, the Company completed the sale of its Southern Union Gas natural gas operating division and related assets to ONEOK for approximately $437,000,000 in cash resulting in a pre-tax gain of $62,992,000. In accordance with accounting principles generally accepted in the United States, the results of operations and gain on sale have been segregated and reported as "discontinued operations" in the Consolidated Statement of Operations and as "assets held for sale" in the Consolidated Statement of Cash Flows for the respective periods.

The following table summarizes the Texas Operations'  results of operations that
have  been  segregated  and  reported  as   "discontinued   operations"  in  the
Consolidated Statement of Operations:

                                                         Year Ended June 30,
                                                         -------------------
                                                         2003            2002
                                                    -------------    -----------
Operating revenues................................  $     144,490    $   309,936
                                                    =============    ===========
Net operating revenues, excluding depreciation
   and amortization (a)...........................  $      51,480    $   105,730
                                                    =============    ===========
Net earnings from discontinued operations (b).....  $      32,520    $    18,104
                                                    =============    ===========

---------------------------------
(a) Net operating revenues consist of operating revenues less gas purchase costs and revenue-related taxes.

(b) Net earnings from discontinued operations do not include any allocation of interest expense or other corporate costs, in accordance with generally accepted accounting principles. All outstanding debt of Southern Union Company and subsidiaries is maintained at the corporate level, and no debt was assumed by ONEOK, Inc. in the sale of the Texas Operations.


                       XX Quarterly Operations (Unaudited)

                Year Ended                                                  Quarter Ended
               June 30, 2004                 September 30        December 31       March 31       June 30            Total
               -------------                 ---------------   ---------------   ------------  ------------    ------------
Operating revenues.......................... $      231,394    $     507,113     $  774,579     $    286,888   $  1,799,974
Net operating revenues, excluding
   depreciation and amortization............        169,309          240,097        297,892          182,843        890,141
Net earnings (loss) from continuing
   operations...............................         (3,707)          38,422         75,367            3,943        114,025
Net earnings (loss) available for common
   shareholders.............................         (3,707)          34,418         71,026             (398)       101,339
Diluted net earnings (loss) per share
   available for common shareholders:(1)
   Continuing operations....................           (.05)             .45            .91             (.01)         1.30
   Available for common shareholders........           (.05)             .45            .91             (.01)         1.30

                 Year Ended                                                 Quarter Ended
               June 30, 2003                September 30         December 31       March 31       June 30             Total
               -------------                ---------------   --------------     -----------   ------------    ------------

Operating revenues.......................... $      99,710   $      346,104     $   535,663    $    207,030    $  1,188,507
Net operating revenues, excluding
   depreciation and amortization............        54,464          118,031         161,400          89,516         423,411
Net earnings (loss) from continuing
   operations...............................        (9,186)          18,519          46,234         (11,898)         43,669
Net earnings from discontinued operations...         2,691           10,900          17,665           1,264          32,520
Net earnings (loss) available for common
   shareholders.............................        (6,495)          29,419          63,899         (10,634)         76,189
Diluted net earnings (loss) per share
   available for common shareholders:(1)
   Continuing operations....................        (.16)               .30            .75             (.19)            .70
   Discontinued operations..................         .05                .18            .29              .02             .52
   Available for common shareholders........        (.11)               .48           1.04             (.17)           1.22

 (1) The sum of earnings per share by quarter may not equal the net earnings per common and common share equivalents for the year due to variations in the weighted average common and common share equivalents outstanding used in computing such amounts.


                             XXI Reportable Segments

The Company's operating segments are aggregated into reportable business segments based on similarities in economic characteristics, products and services, types of customers, methods of distribution and regulatory environment. The Company operates in two reportable segments. The Transportation and Storage segment is primarily engaged in the interstate transportation and storage of natural gas in the Midwest and Southwest, and also provides LNG terminalling and regasification services. Its operations are conducted through Panhandle Energy, which the Company acquired on June 11, 2003. The Distribution segment is primarily engaged in the local distribution of natural gas in Missouri, Pennsylvania, Rhode Island and Massachusetts. Its operations are conducted through the Company's three regulated utility divisions: Missouri Gas Energy, PG Energy and New England Gas Company.

The Company evaluates segment performance based on several factors, of which the primary financial measure is operating income (which the Company formerly referred to as net operating revenues). The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies (see Note I - Summary of Significant Accounting Policies). Sales of products or services between segments are billed at regulated rates or at market rates, as applicable. There were no material intersegment revenues during 2004, 2003 or 2002.

Prior to the acquisition of Panhandle Energy, the Company was primarily engaged in the natural gas distribution business and considered its operations to consist of one reportable segment. As a result of the acquisition of Panhandle Energy, management assessed the manner in which financial information is reviewed in making operating decisions and assessing performance, and concluded that in addition to Panhandle Energy's operations its regulated utility operations would be treated as one separate and distinct reportable segment. During fiscal 2003, the Company reported its Southern Union Gas natural gas operating division as discontinued operations. Accordingly, the Distribution segment results exclude the results of the Texas operations for all periods presented.

Revenue included in the All Other category is attributable to several operating subsidiaries of the Company: PEI Power Corporation generates and sells electricity; PG Energy Services Inc., offer appliance service contracts; ProvEnergy Power Company LLC (ProvEnergy Power), which was sold effective October 31, 2003, provided outsourced energy management services and owned 50% of Capital Center Energy Company LLC, a joint venture formed between ProvEnergy and ERI Services, Inc. to provide retail power and conditioned air; and Alternate Energy Corporation provides energy consulting services. None of these businesses have ever met the quantitative thresholds for determining reportable segments individually or in the aggregate. The Company also has corporate operations that do not generate any revenues.

The following table sets forth certain selected financial information for the Company's segments for fiscal 2004, 2003 and 2002. Financial information for the Transportation and Storage segment reflects the operations of Panhandle Energy beginning on its acquisition date of June 11, 2003.

                                                                                           Year Ended June 30,
                                                                           ------------------------------------------------
                                                                                2004              2003                2002
                                                                           ----------------  --------------   -------------
Revenues from external customers:
     Distribution.................................................         $   1,304,405     $   1,158,964    $     968,933
     Transportation and Storage...................................               491,083            24,529               --
     All Other (a)................................................                 4,486             5,014           11,681
                                                                           -------------     -------------    -------------
Total consolidated operating revenues.............................         $   1,799,974     $   1,188,507    $     980,614
                                                                           =============     =============    =============
Depreciation and amortization:
     Distribution.................................................         $      57,601     $      56,396    $      53,937
     Transportation and Storage...................................                59,988             3,197               --
     All Other....................................................                   572               590            2,387
                                                                           -------------     -------------    -------------
Total segment depreciation and amortization.......................               118,161            60,183           56,324
Reconciling Item -- Corporate.....................................                   594               459            2,665
                                                                           -------------     -------------    -------------
Total consolidated depreciation and amortization..................         $     118,755     $      60,642    $      58,989
                                                                           =============     =============    =============
Operating income:
     Distribution.................................................         $     118,894     $     142,762    $     135,502
     Transportation and Storage...................................               193,702             9,635               --
     All Other....................................................                (3,514)               13               --
                                                                           -------------     -------------    -------------
Total segment operating income....................................               309,082           152,410          135,502
Reconciling Items:
     Corporate....................................................                (3,555)          (10,039)         (15,218)
     Business restructuring charges...............................                    --                --          (29,159)
                                                                           -------------     -------------    -------------
    Consolidated operating income.....................................     $     305,527     $     142,371    $      91,125
                                                                           =============     =============    =============
Total assets:
     Distribution.................................................         $   2,231,970     $   2,243,257    $   2,156,106
     Transportation and Storage...................................             2,197,289         2,212,467               --
     All Other....................................................                42,133            50,073           53,339
                                                                           -------------     -------------    -------------
Total segment assets..............................................             4,471,392         4,505,797        2,209,445
Reconciling Items:
     Corporate....................................................               101,066            85,141           75,173
     Sale of assets - Texas Operations............................                    --                --          395,446
                                                                           -------------     -------------    -------------
Total consolidated assets.........................................         $   4,572,458     $   4,590,938    $   2,680,064
                                                                           =============     =============    =============

Expenditures for long-lived assets:
     Distribution.................................................         $      78,791     $      67,327    $      68,042
     Transportation and Storage...................................               131,378             5,128               --
     All Other....................................................                   856             1,653            1,365
                                                                           -------------     -------------    -------------
Total segment expenditures for long-lived assets..................               211,025            74,108           69,407
Reconciling item - Corporate......................................                15,028             5,622            1,291
                                                                           -------------     -------------    -------------
Total consolidated expenditures for long-lived assets.............         $     226,053     $      79,730    $      70,698
                                                                           =============     =============    =============

Reconciliation of operating income to earnings from continuing operations before income taxes:
     Operating income.............................................         $     305,527     $     142,371    $      91,125
     Interest.....................................................              (127,867)          (83,343)         (90,992)
     Dividends on preferred securities of subsidiary trust........                    --            (9,480)          (9,480)
     Other income, net............................................                 5,468            18,394           14,278
                                                                           -------------     -------------    -------------
          Earnings from continuing operations before income taxes.         $     183,128     $      67,942    $       4,931
                                                                           =============     =============    =============

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Stockholders and Board of Directors of Southern Union Company:


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of stockholders'
equity, present fairly, in all material respects, the financial position of Southern Union Company and subsidiaries (the "Company") at June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers  LLP

Houston, Texas
August 31, 2004

                                                                      Exhibit 21

                           SUBSIDIARIES OF THE COMPANY



         Name                                  State or Country of Incorporation
 ----------------------                        ---------------------------------

Panhandle Eastern Pipe Line Company, LP                  Delaware
Trunkline Gas Company, LLC                               Delaware
Trunkline LNG Holdings, LLC                              Deleware
Trunkline LNG Company, LLC                               Delaware
Pan Gas Storage, LLC                                     Deleware

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

                                                                      Exhibit 23

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (File No. 333-113757) and Form S-8 (File Nos. 33-37261, 33-69596, 33-69598, 33-61558, 333-79443, 333-08994, 333-42635, 333-89971,
333-36146, 333-36150, 333-47144 and 333-112527) of Southern Union Company of our
report dated August 30, 2004 relating to the consolidated financial statements which appear in this Form 10-K.


PricewaterhouseCoopers LLP

Houston, Texas
August 31, 2004

                                                                      Exhibit 24

                                POWER OF ATTORNEY


KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Thomas F. Karam and David J. Kvapil, or any of them, acting individually or together, as such person's true and lawful attorney(s)-in-fact and agent(s), with full power of substitution and revocation, to act in any capacity for such person and in such person's name, place and stead in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended June 30, 2004 of Southern Union Company, a Delaware corporation, and any amendments thereto, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission and the New York Stock Exchange.

Dated:    August 30, 2004


GEORGE L. LINDEMANN                     ADAM M.LINDEMANN
---------------------------             ----------------------------------------
George L. Lindemann                     Adam M. Lindemann



JOHN E. BRENNAN                         DAVID BRODSKY
---------------------------             ----------------------------------------
John E. Brennan                         David Brodsky



THOMAS F. KARAM                         GEORGE ROUNTREE, III
--------------------------              ----------------------------------------
Thomas F. Karam                         George Rountree, III



FRANK W. DENIUS                         RONALD W.SIMMS
--------------------------              ----------------------------------------
Frank W. Denius                         Ronald W. Simms



KURT A. GITTER, M.D.
--------------------------
Kurt A. Gitter, M.D.

                                                                    Exhibit 31.1


                                 CERTIFICATIONS

I, George L. Lindemann, certify that:

     (1) I have reviewed this annual report on Form 10-K of Southern Union Company;

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


Date:  August 31, 2004

GEORGE L. LINDEMANN
------------------------------
George L. Lindemann
Chairman of the Board and
Chief Executive Officer
(principal executive officer)

                                                                   Exhibit 31.2


                                 CERTIFICATIONS

I, David J. Kvapil, certify that:

     (1) I have reviewed this annual report on Form 10-K of Southern Union Company;

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


Date:  August 31, 2004

DAVID J. KVAPIL
------------------------------
David J. Kvapil
Executive Vice President and
Chief Financial Officer
(principal financial officer)

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Form 10-K of Southern Union Company (the "Company") for the fiscal year ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George L. Lindemann, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge (i) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



GEORGE L. LINDEMANN
--------------------------
George L. Lindemann
Chairman of the Board and
Chief Executive Officer
August 31, 2004



This Certification is being furnished solely to accompany the Report pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed "filed" by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Report, irrespective of any general incorporation language contained in such filing.

A signed original of this written statement required by Section 906, or other documents authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                   Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Form 10-K of Southern Union Company (the "Company") for the fiscal year ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Kvapil, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge (i) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




DAVID J. KVAPIL
----------------------------
David J. Kvapil
Executive Vice President and
Chief Financial Officer
August 31, 2004



This Certification is being furnished solely to accompany the Report pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed "filed" by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Report, irrespective of any general incorporation language contained in such filing.

A signed original of this written statement required by Section 906, or other documents authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.