Form 10-Q
period 2004-09-30
SOUTHERN UNION CO
filed 2004-11-09
CIK 203248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                         For the quarterly period ended

                               September 30, 2004


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

       Registrant's telephone number, including area code: (570) 820-2400

           Securities Registered Pursuant to Section 12(b) of the Act:

        Title of each class          Name of each exchange in which registered
        --------------------         -----------------------------------------
Common Stock, par value $1 per share            New York Stock Exchange
       7.55% Depositary Shares                  New York Stock Exchange
          5.75% Equity Units                    New York Stock Exchange

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
The number of shares of the registrant's Common Stock outstanding on October 29, 2004 was 82,351,829.


                     SOUTHERN UNION COMPANY AND SUBSIDIARIES
                                    FORM 10-Q
                               September 30, 2004
                                      Index

PART I.  FINANCIAL INFORMATION                                                                                   Page(s)
     Item 1.  Financial Statements:

              Consolidated statement of operations - three months ended September 30, 2004

                  and 2003                                                                                            2

              Consolidated balance sheet - September 30, 2004 and June 30, 2004                                     3-4

              Consolidated statement of stockholders' equity and comprehensive income --
                   three months ended September 30, 2004 and twelve months ended June 30, 2004                        5

              Consolidated   statement  of  cash  flows  -  three  months  ended
                  September 30, 2004 and 2003                                                                         6

              Notes to consolidated financial statements                                                           7-21

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results                             22-31
                  Of Operations

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                             30

     Item 4.  Controls and Procedures                                                                                30


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

                  (See "COMMITMENTS AND CONTINGENCIES" in Notes to Consolidated
                   Financial Statements)                                                                          14-20

     Item 6.  Exhibits and Reports on Form 8-K                                                                       31



                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                                                    Three Months Ended September 30,
                                                                                                    --------------------------------
                                                                                                        2004                2003
                                                                                                        ----                ----
                                                                                                     (thousands of dollars, except
                                                                                                     shares and per share amounts)
Operating revenues:
     Gas distribution ....................................................................           $ 124,021            $ 116,029
     Gas transportation and storage ......................................................             109,318              114,218
     Other ...............................................................................               1,237                1,147
                                                                                                         -----                -----
         Total operating revenues ........................................................             234,576              231,394

Cost of gas and other energy .............................................................             (65,492)             (57,760)
Revenue-related taxes ....................................................................              (4,435)              (4,325)
                                                                                                        ------               ------
     Net operating revenues, excluding depreciation and amortization .....................             164,649              169,309

Operating expenses:
     Operating, maintenance and general ..................................................             101,705              101,080
     Depreciation and amortization........................................................              30,593               31,334
     Taxes, other than on income and revenues ............................................              13,557               12,916
                                                                                                        ------               ------
         Total operating expenses ........................................................             145,855              145,330
                                                                                                       -------              -------
         Operating income ................................................................              18,794               23,979
                                                                                                       -------              -------

Other income (expense):
     Interest ............................................................................             (30,618)             (33,964)
     Other, net ..........................................................................                 369                3,807
                                                                                                        ------               ------
         Total other expenses, net .......................................................             (30,249)             (30,157)
                                                                                                       -------              -------

Loss before income tax benefit ...........................................................             (11,455)              (6,178)

Federal and state income tax benefit .....................................................              (4,315)              (2,471)
                                                                                                        ------               ------

Net loss .................................................................................              (7,140)              (3,707)

Preferred stock dividends ................................................................              (4,341)                  --
                                                                                                        ------               ------
Net loss applicable to common shareholders ...............................................           $ (11,481)           $  (3,707)
                                                                                                     =========            =========


Net loss applicable to common shareholders per share:
     Basic................................................................................           $    (.15)           $    (.05)
                                                                                                     =========            =========
     Diluted..............................................................................           $    (.15)           $    (.05)
                                                                                                     =========            =========

Weighted average shares outstanding:
     Basic................................................................................           79,043,523           75,325,511
                                                                                                     ==========           ==========
     Diluted..............................................................................           79,043,523           75,325,511
                                                                                                     ==========           ==========





                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)



                                                                                                September 30,             June 30,
                                                                                                   2004                     2004
                                                                                                   ----                     ----
ASSETS                                                                                                  (thousands of dollars)
Property, plant and equipment:
     Plant in service ............................................................             $ 3,822,609              $ 3,772,616
     Construction work in progress ...............................................                 190,495                  169,264
                                                                                                   -------                  -------
                                                                                                 4,013,104                3,941,880

     Less accumulated depreciation and amortization ..............................                (755,417)                (734,367)
                                                                                                  --------                 --------
          Net property, plant and equipment ......................................               3,257,687                3,207,513
                                                                                                 ---------                ---------


Current assets:
     Cash and cash equivalents ...................................................                  27,372                   19,971
     Accounts receivable, billed and unbilled, net ...............................                 143,063                  181,924
     Federal and state taxes receivable ..........................................                   6,775                       --
     Inventories .................................................................                 266,193                  200,295
     Deferred gas purchase costs .................................................                      --                    3,933
     Gas imbalances - receivable .................................................                  24,068                   22,045
     Prepayments and other .......................................................                  49,702                   27,561
                                                                                                   -------                  -------
          Total current assets ...................................................                 517,173                  455,729
                                                                                                   -------                  -------

Goodwill .........................................................................                 640,547                  640,547

Deferred charges .................................................................                 192,668                  190,735

Investment securities, at cost ...................................................                   8,038                    8,038

Other ............................................................................                  70,818                   69,896
                                                                                                   -------                  -------














     Total assets ................................................................             $ 4,686,931              $ 4,572,458
                                                                                               ===========              ===========





                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (Continued)
                                   (Unaudited)



                                                                                                     September 30,        June 30,
                                                                                                         2004               2004
                                                                                                         ----               ----
STOCKHOLDERS' EQUITY AND LIABILITIES                                                                      (thousands of dollars)

Stockholders' equity:
     Common stock, $1 par value; authorized 200,000,000 shares;
             issued 82,334,737 and 77,140,087 shares, respectively .....................          $    82,335           $    77,141
     Preferred stock, no par value; authorized 6,000,000 shares;
         issued 920,000 shares .........................................................              230,000               230,000
     Premium on capital stock ..........................................................            1,063,315               975,104
     Less treasury stock, 404,536 shares at cost .......................................              (12,870)              (12,870)
     Less common stock held in trust: 1,176,704 and 1,089,147 shares,
         respectively ..................................................................              (17,488)              (15,812)
     Deferred compensation plans .......................................................               13,636                11,960
     Accumulated other comprehensive loss ..............................................              (51,214)              (50,224)
     Retained earnings .................................................................               30,475                46,692
                                                                                                    ---------             ---------

     Total stockholders' equity ........................................................            1,338,189             1,261,991

Long-term debt and capital lease obligation ............................................            2,074,689             2,154,615
                                                                                                    ---------             ---------

         Total capitalization ..........................................................            3,412,878             3,416,606

Current liabilities:
     Long-term debt and capital lease obligation due within one year ...................              124,188                99,997
     Notes payable .....................................................................              157,500                21,000
     Accounts payable ..................................................................               96,546               122,309
     Federal, state and local taxes ....................................................               29,491                32,866
     Accrued interest ..................................................................               25,403                36,891
     Customer deposits .................................................................               12,014                12,043
     Gas imbalances - payable ..........................................................               60,501                72,057
     Other .............................................................................              129,754               116,783
                                                                                                      -------               -------

         Total current liabilities .....................................................              635,397               513,946
                                                                                                      -------               -------

Deferred credits and other .............................................................              288,588               292,946

Accumulated deferred income taxes ......................................................              350,068               348,960

Commitments and contingencies...........................................................
                                                                                                  -----------           -----------

     Total stockholders' equity and liabilities ........................................          $ 4,686,931           $ 4,572,458
                                                                                                  ===========           ===========





                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                                               Accumulated
                                                                                       Common     Other                      Total
                                    Common      Preferred     Premium      Treasury    Stock     Comprehen-                  Stock-
                                    Stock, $1   Stock, No    on Capital    Stock, at   Held in   sive Income   Retained     holders'
                                    Par Value   Par Value      Stock        Cost        Trust     (Loss)       Earnings      Equity
                                    ---------   ---------      -----        ----        -----     ------       --------      ------
                                                                  (thousands of dollars)

Balance July 1, 2003................ $ 73,074    $    --  $   909,191  $  (10,467)   $ (5,657) $  (62,579)  $   16,856   $  920,418


 Comprehensive income (loss):
    Net earnings....................       --         --           --          --         --           --      114,025      114,025
    Unrealized loss in investment
     securities, net of tax benefit.       --         --           --          --         --          (21)          --          (21)
    Minimum pension liability
     adjustment, net of tax.........       --         --           --          --         --       10,768           --       10,768
    Unrealized gain on hedging
     activities, net of tax.........       --         --           --          --         --        1,608           --        1,608
                                                                                                                            -------
    Comprehensive income............                                                                                        126,380
                                                                                                                            -------
 Preferred stock dividends..........       --         --           --          --         --           --      (12,686)     (12,686)
 Payment on note receivable.........       --         --          347          --         --           --           --          347
 Purchase of treasury stock.........       --         --           --      (2,403)        --           --           --       (2,403)
 5% stock dividend..................    3,656         --       67,847          --         --           --      (71,503)          --
 Sale of common stock held in trust.       --         --          598          --      1,805           --           --        2,403
 Issuance of preferred stock........       --    230,000       (6,590)         --         --           --           --      223,410
 Exercise of stock options..........      411         --        3,711          --         --           --           --        4,122
                                       ------    -------      --------    -------     -------     -------       ------    ----------
Balance June 30, 2004...............   77,141    230,000      975,104     (12,870)    (3,852)     (50,224)      46,692    1,261,991

 Comprehensive income (loss):
   Net loss.........................       --         --           --          --         --           --       (7,140)      (7,140)
   Unrealized loss on hedging
    activities, net of tax benefit..       --         --           --          --         --         (990)          --         (990)
                                                                                                                            -------
   Comprehensive loss...............                                                                                         (8,130)
                                                                                                                            -------
 Preferred stock dividends..........       --         --           --          --         --           --       (4,341)      (4,341)
 5% stock dividend..................      242         --        4,494          --         --           --       (4,736)          --
 Issuance of common stock...........    4,800         --       81,763          --         --           --           --       86,563
 Exercise of stock options..........      152         --        1,954          --         --           --           --        2,106
                                     --------  ---------  -----------  ----------   --------  -----------   ---------- ------------
Balance September 30, 2004.......... $ 82,335  $ 230,000  $ 1,063,315  $  (12,870)  $ (3,852) $   (51,214)  $   30,475 $  1,338,189
                                     ========  =========  ===========  ==========   ========  ===========   ========== ============



The Company's common stock is $1 par value. Therefore, the change in Common Stock, $1 Par Value is equivalent to the change in the number of shares of common stock outstanding.














                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                                   Three Months Ended September 30,
                                                                                                   --------------------------------
                                                                                                           2004              2003
                                                                                                           ----              ----
                                                                                                           (thousands of dollars)
Cash flows provided by (used in) operating activities:
   Net loss ....................................................................................        $  (7,140)        $  (3,707)
   Adjustments to reconcile net loss to net cash flows provided by
     (used in) operating activities:
       Depreciation and amortization ...........................................................           30,593            31,334
       Amortization of debt expense ............................................................            1,155               764
       Amortization of debt premium ............................................................             (906)           (4,501)
       Deferred income taxes ...................................................................              128            13,560
       Provision for bad debts .................................................................            9,562             5,178
       Provision for impairment of other assets ................................................               --             2,753
       Gain on extinguishment of debt ..........................................................               --            (6,123)
       Other ...................................................................................             (438)             (525)
       Changes in operating assets and liabilities:
            Accounts receivable, billed and unbilled ...........................................           29,299            34,866
            Gas imbalance receivable ...........................................................           (2,023)           16,344
            Accounts payable ...................................................................          (25,763)          (30,593)
            Gas imbalance payable ..............................................................          (11,556)           (8,135)
            Accrued interest ...................................................................          (11,488)          (15,648)
            Deferred gas purchase costs ........................................................           (8,579)          (18,461)
            Inventories ........................................................................          (65,898)          (71,491)
            Deferred charges and credits .......................................................           (5,988)           (7,598)
            Federal and state taxes receivable .................................................           (6,775)          (18,358)
            Prepaids and other assets ..........................................................           (7,799)           (2,053)
            Taxes and other liabilities ........................................................            4,891            10,179
                                                                                                          -------           -------
     Net cash flows used in operating activities ...............................................          (78,725)          (72,215)
                                                                                                          -------           -------
Cash flows provided by (used in) investing activities:
   Additions to property, plant and equipment ..................................................          (77,341)          (40,252)
   Other .......................................................................................             (869)           (1,053)
                                                                                                          -------           -------
     Net cash flows used in investing activities ...............................................          (78,210)          (41,305)
                                                                                                          -------           -------
Cash flows provided by (used in) financing activities:
   Issuance of common stock ....................................................................           86,563                --
   Issuance of long-term debt ..................................................................               --           550,000
   Issuance cost of debt .......................................................................             (337)           (3,996)
   Repayment of debt and capital lease obligation ..............................................          (56,156)         (577,917)
   Net borrowings under revolving credit facilities ............................................          136,500            72,300
   Dividends paid on preferred stock ...........................................................           (4,341)               --
   Proceeds from exercise of stock options .....................................................            2,107               866
                                                                                                          -------            ------
     Net cash flows provided by financing activities ...........................................          164,336            41,253
                                                                                                          -------            ------
Change in cash and cash equivalents ............................................................            7,401           (72,267)
Cash and cash equivalents at beginning of period ...............................................           19,971            86,997
                                                                                                          -------           -------
Cash and cash equivalents at end of period .....................................................        $  27,372         $  14,730
                                                                                                        =========         =========

Supplemental  disclosures of cash flow information:
Cash paid during the period for:
     Interest ..................................................................................        $  46,429         $  50,237
                                                                                                        =========         =========
     Income taxes ..............................................................................        $   7,757         $     112
                                                                                                        =========         =========









                             See accompanying notes.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



FINANCIAL STATEMENTS

These interim financial statements should be read in conjunction with the financial statements and notes thereto contained in Southern Union Company's (Southern Union and together with its subsidiaries, the Company) Annual Report on Form 10-K for the fiscal year ended June 30, 2004. All dollar amounts in the tables herein, except per share amounts, are stated in thousands unless otherwise indicated. Certain prior period amounts have been reclassified to conform with the current period presentation.

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

In March 2004, the Emerging Issues Task Force (EITF) reached final consensuses on Issue 03-6, Participating Securities and the Two-Class Method under FASB 128, Earnings per Share. The Issue addresses the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The Issue is effective for interim periods beginning after March 31, 2004. Based on the Company's capital structure at September 30, 2004, this Issue did not change the method used by the Company to calculate its loss per share for the period ended September 30, 2004.

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

PENDING ACQUISITION

Pursuant to a purchase agreement dated as of June 24, 2004 and amended as of September 1, 2004, CCE Holdings, LLC (CCE), a joint venture between Southern Union Company and its 50% equity partner GE Commercial Finance Energy Financial Services, agreed to acquire 100% of the equity interests of CrossCountry Energy, LLC (CrossCountry) from Enron Corp. and its affiliates for $2,450,000,000 in cash including the assumption of certain consolidated debt (the Transaction). The closing of the Transaction is subject to approval by certain state and federal regulatory bodies, in addition to satisfaction of customary closing conditions, and is expected to occur on or before December 17, 2004. It is currently contemplated that CCE will be operated by Southern Union, including the involvement of Panhandle Energy management personnel.

CrossCountry and it subsidiaries own or operate approximately 9,700 miles of pipeline having the capacity to transport approximately 8.6 Bcf/d (billion cubic feet per day) of natural gas through its wholly-owned subsidiary, Transwestern Pipeline Company, LLC (TWP), its 50% interest in Citrus Corp. (Citrus) and its wholly-owned subsidiary, Northern Plains Natural Gas Company (Northern Plains), which holds general and limited partnership interests in Northern Border Partners, L.P. (NBP). TWP's 2,400 mile pipeline system provides a key link between the natural gas rich San Juan, Anadarko and Permian basins and the fast growing energy market of California. The bi-directional flow capabilities of the east end of TWP's pipeline system provide TWP with flexibility to quickly adapt to regional demand swings and reallocate capacity to regions where demand is high; further, it provides a competitive advantage in securing long-term firm transportation contracts. Citrus is the principal transporter of natural gas to the Florida energy market through its wholly-owned pipeline subsidiary, Florida Gas Transmission Company (FGT). FGT's 5,000 miles of pipeline connect the natural gas supply basins of the Texas and Louisiana Gulf Coasts and the Gulf of Mexico to most of the gas-fired power plants of Florida. NBP is a leading transporter of natural gas imported from Canada to the Midwestern United States through its 2,300 mile pipeline network. CCE has entered into a purchase agreement to sell Northern Plains to ONEOK, Inc. for $175,000,000 in cash. The closing of the ONEOK purchase of Northern Plains is expected to occur concurrently with the closing of the Transaction, with the funds received applied to CCE's acquisition of CrossCountry.

GOODWILL

There was no change in the carrying amount of goodwill for the three-month period ended September 30, 2004. As of September 30, 2004, the Company has goodwill of $640,547,000 from its Distribution segment. The Distribution segment is tested annually for impairment in the fourth quarter, after the annual forecasting process.

DEFERRED CHARGES AND CREDITS
                                                    September 30,       June 30,
                                                          2004            2004
                                                          ----            ----

Deferred Charges
  Pensions....................................... $      46,114   $       45,625
  Unamortized debt expense.......................        37,778           38,596
  Income taxes...................................        32,662           31,441
  Retirement costs other than pensions...........        25,287           26,008
  Environmental..................................        11,210           12,220
  Service Line Replacement program...............        15,962           16,722
  Other..........................................        23,655           20,123
                                                  -------------   --------------
    Total Deferred Charges....................... $     192,668   $      190,735
                                                  =============   ==============

As of September 30, 2004 and June 30, 2004, the Company's deferred charges include regulatory assets relating to Distribution segment operations in the aggregate amount of $98,063,431 and $99,314,000, respectively, of which $60,369,733 and $63,010,000, respectively, is being recovered through current rates. As of September 30, 2004 and June 30, 2004, the remaining recovery period associated with these assets ranges from 1 month to 202 months and from 1 month to 208 months, respectively. None of these regulatory assets, which primarily relate to pensions, retirement costs other than pensions, income taxes, Year 2000 costs, Missouri Gas Energy's Service Line Replacement program and environmental remediation costs, are included in rate base. The Company records regulatory assets in accordance with the FASB standard, Accounting for the Effects of Certain Types of Regulation.

                                                     September 30,      June 30,
                                                           2004           2004
                                                           ----           ----

Deferred Credits
  Pensions....................................... $      84,493   $       86,796
  Retirement costs other than pensions...........        59,883           60,404
  Cost of Removal................................        28,929           28,519
  Environmental..................................        21,668           23,082
  Derivative instrument liability................        15,104           15,041
  Customer advances for construction.............        14,231           13,518
  Provision for self-insured claims..............        10,225           10,542
  Investment tax credit..........................         5,132            5,367
  Other..........................................        48,923           49,677
                                                  -------------   --------------
    Total Deferred Credits....................... $     288,588   $      292,946
                                                  =============   ==============

The Company's deferred credits include regulatory liabilities relating to Distribution segment operations in the aggregate amount of $11,103,538 and $11,164,000, respectively, as of September 30, 2004, and June 30, 2004. These regulatory liabilities primarily relate to retirement benefits other than pensions, environmental insurance recoveries and income taxes. The Company records regulatory liabilities in accordance with the FASB standard, Accounting for the Effects of Certain Types of Regulation.

INVESTMENT SECURITIES

As of September 30, 2004, all securities owned by Southern Union are accounted for under the cost method. The Company's investments in securities consist of common and preferred stock in non-public companies whose value is not readily determinable. Various Southern Union executive management personnel, Board of Directors and employees also have an equity ownership in one of these investments.

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

In September 2003, Southern Union determined that the decline in value of its investment in PointServe was other than temporary. Accordingly, the Company recorded a non-cash charge of $1,603,000 to reduce the carrying value of this investment to its estimated fair value. The Company recognized this valuation adjustment to reflect lower private equity valuation metrics and changes in the business outlook of PointServe. PointServe is a closely held, privately owned company and, as such, has no published market value. The Company's remaining investment in PointServe of $2,603,000 at September 30, 2004 may be subject to future market value risk. The Company will continue to monitor the value of its investment and periodically assess the impact, if any, on reported earnings in future periods.

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

The following table illustrates the effect on net loss and net loss applicable to common shareholders per share if the Company had applied the fair value
recognition  provisions  of  the  FASB  Standard,   Accounting  for  Stock-Based
Compensation, as amended by the FASB Standard, Accounting for Stock-Based Compensation--Transition and Disclosure, to stock-based employee compensation:

                                                                      Three months Ended
                                                                        September 30,
                                                                        -------------
                                                                       2004        2003
                                                                       ----        ----

Net loss, as reported.............................................$  (7,140)   $  (3,707)
Deduct total stock-based employee compensation expense
   determined under fair value based method for all awards,
   net of related taxes...........................................      671          601
                                                                  ---------    ---------
Pro forma net loss................................................$  (7,811)   $  (4,308)
Net loss applicable to common shareholders per share:
Basic -- as reported..............................................$    (.15)   $    (.05)
                                                                  =========    =========
Basic -- pro forma................................................$    (.15)   $    (.06)
                                                                  =========    =========

Diluted -- as reported............................................$    (.15)   $    (.05)
                                                                  =========    =========
Diluted -- pro forma..............................................$    (.15)   $    (.06)
                                                                  =========    =========

Common Stock Issuance. On July 30, 2004, the Company issued 4,800,000 shares of common stock at the public offering price of $18.75 per share, resulting in net proceeds to the Company, after underwriting discounts and commissions, of $86,900,000. The Company also sold 6,200,000 shares of the Company's common stock through forward sale agreements with its underwriters and granted the underwriters a 30-day over-allotment option to purchase up to an additional 1,650,000 shares of the Company's common stock at the same price, which was exercised by the underwriters. Under the terms of the forward sale agreements, the Company has the option to settle its obligation to the forward purchasers through either (i) paying a net settlement in cash, (ii) delivering an equivalent number of shares of its common stock to satisfy its net settlement obligation, or (iii) through the physical delivery of shares. The Company will only receive additional proceeds from the sale of the 7,850,000 shares of the Company's common stock that were sold through the forward sale agreements if it settles its obligation under such agreements through the physical delivery of shares, in which case it will receive additional net proceeds of $142,000,000. The forward sale agreements are required to be settled within 12 months from the date of the offering. Until the settlement date, the forward sale agreements will have a dilutive effect on earnings per share if the Company's average common stock price for the period exceeds the forward sales price, which was $17.25 per share as of September 30, 2004.

COMPREHENSIVE INCOME

The Company reports comprehensive income and its components in accordance with the FASB Standard, Reporting Comprehensive Income. The main components of comprehensive income that relate to the Company are net earnings, unrealized holding gains and losses on investment securities, minimum pension liability adjustments and unrealized gain (loss) on hedging activities, all of which are presented in the Consolidated Statement of Stockholders' Equity and Comprehensive Income.

The table below gives an overview of comprehensive income for the periods indicated.

                                                                       Three Months Ended
                                                                          September 30,
                                                                          -------------
                                                                        2004         2003
                                                                        ----         ----

Net loss ...........................................................$ (7,140)    $  (3,707)
Other comprehensive income (loss):
   Unrealized loss in investment securities, net of tax benefit.....      --           (21)
   Unrealized (loss) gain on hedging activities, net of tax.........    (990)          885
                                                                    --------     ---------
Other comprehensive (loss) income...................................    (990)          864
                                                                    --------     ---------
Comprehensive loss..................................................$ (8,130)    $  (2,843)
                                                                    ========     =========

Accumulated other comprehensive income reflected in the Consolidated Balance Sheet at September 30, 2004, includes unrealized gains and losses on hedging activities and minimum pension liability adjustments.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company utilizes derivative instruments on a limited basis to manage certain business risks. Interest rate swaps and treasury rate locks are employed to manage the Company's exposure to interest rate risk.

Cash Flow Hedges. The Company is party to interest rate swap agreements with an aggregate notional amount of $195,902,000 as of September 30, 2004 that fix the interest rate applicable to floating rate long-term debt and which qualify for hedge accounting. For the three-month period ended September 30, 2004, the amount of the swap ineffectiveness was not significant. As of September 30, 2004, floating rate London InterBank Offered Rate (LIBOR) based interest payments were exchanged for weighted fixed rate interest payments of 5.88%, which does not include the spread on the underlying variable debt rate of 1.625%. Interest rate swaps are carried on the Consolidated Balance Sheet at fair value with the effective portion of the unrealized gain or loss adjusted through accumulated other comprehensive income. As such, payments or receipts on interest rate swap agreements, in excess of the liability recorded, are recognized as adjustments to interest expense. As of September 30, 2004 and June 30, 2004, the fair value liability position of the swaps was $14,299,000 and $14,445,000, respectively. As of September 30, 2004, approximately $734,000 of net after-tax gains included in accumulated other comprehensive income related to these swaps is expected to be reclassified to interest expense during the next twelve months as the hedged interest payments occur. Current market pricing models were used to estimate fair values of interest rate swap agreements.

In March and April 2003, the Company entered into a series of treasury rate locks with an aggregate notional amount of $250,000,000 to manage its exposure against changes in future interest payments attributable to changes in the benchmark interest rate prior to the anticipated issuance of fixed-rate debt. These treasury rate locks expired on June 30, 2003, resulting in a $6,862,000 after-tax loss that was recorded in accumulated other comprehensive income and will be amortized into interest expense over the lives of the associated debt instruments. As of September 30, 2004, approximately $967,000 of net after-tax losses in accumulated other comprehensive income will be amortized into interest expense during the next twelve months.

The notional amounts of the interest rate swaps are not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

Fair Value Hedges. In March 2004, Panhandle Energy entered into interest rate swaps to hedge the risk associated with the fair value of its $200,000,000 2.75% Senior Notes. These swaps are designated as fair value hedges and qualify for the short cut method under FASB standard, Accounting for Derivative Instruments and Hedging Activities, as amended. Under the swap agreements Panhandle Energy will receive fixed interest payments at a rate of 2.75% and will make floating interest payments based on the six-month LIBOR. No ineffectiveness is assumed in the hedging relationship between the debt instrument and the interest rate swap. As of September 30, 2004 and June 30, 2004, the fair values of the swaps are included in the Consolidated Balance Sheet as liabilities and matching adjustments to the underlying debt of $3,633,000 and $4,960,000, respectively.

Trading and Non-Hedging Activities. During fiscal 2004, the Company acquired natural gas commodity swap derivatives and collar transactions in order to mitigate price volatility of natural gas passed through to utility customers.
The  cost of the  derivative  products  and  the  settlement  of the  respective obligations are recorded through the gas purchase adjustment clause as authorized by the applicable regulatory authority and therefore do not impact earnings. The fair value of the contracts is recorded as an adjustment to a regulatory asset/ liability in the Consolidated Balance Sheet. As of September 30, 2004 and June 30, 2004, the fair values of the contracts, which expire at various times through March 2005, are included in the Consolidated Balance Sheet as assets and matching adjustments to deferred cost of gas of $15,265,000 and $1,337,000, respectively.

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

DEBT AND CAPITAL LEASE
                                                                   September 30,       June 30,
                                                                       2004               2004
                                                                       ----               ----
Southern Union Company
7.60% Senior Notes, due 2024...............................  $       359,765     $     359,765
8.25% Senior Notes, due 2029...............................          300,000           300,000
2.75% Senior Notes, due 2006...............................          125,000           125,000
Term Note, due 2005........................................          111,087           111,087
6.50% to 10.25% First Mortgage Bonds, due 2008 to 2029.....          112,476           113,435
Capital lease due 2004 to 2007.............................              261               277
                                                                   ---------         ---------
                                                                   1,008,589         1,009,564
                                                                   ---------         ---------
Panhandle Energy
2.75% Senior Notes due 2007................................          200,000           200,000
4.80% Senior Notes due 2008................................          300,000           300,000
6.05% Senior Notes due 2013................................          250,000           250,000
7.875% Senior Notes due 2004...............................               --            52,455
6.50% Senior Notes due 2009................................           60,623            60,623
8.25% Senior Notes due 2010................................           40,500            40,500
7.00% Senior Notes due 2029................................           66,305            66,305
Term Loan due 2007.........................................          261,200           263,926
Net premiums on long-term debt.............................           15,293            16,199
                                                                   ---------         ---------
                                                                   1,193,921         1,250,008
                                                                   ---------         ---------

Total consolidated debt and capital lease..................        2,202,510         2,259,572
    Less current portion...................................          124,188            99,997
    Less fair value swap of Panhandle Energy...............            3,633             4,960
                                                                   ---------         ---------
Total consolidated long-term debt and capital lease........  $     2,074,689     $   2,154,615
                                                             ===============     =============


The Company has $2,202,510,000 of debt recorded at September 30, 2004, of which $124,188,000 is current. Debt of $1,540,804,000, including net premiums of $15,293,000 and unamortized interest rate swaps of $3,633,000, is at fixed rates ranging from 2.75% to 10.25%, with $533,885,000 of variable rate bank loans having an average rate of 2.71% as of September 30, 2004. The variable rate bank loans are unsecured with the exception of the $261,200,000 Panhandle Energy Term Loan that is secured by the Trunkline LNG facilities.

As of September 30, 2004, the Company has scheduled debt payments of $43,909,000, $90,467,000, $565,718,000, $1,648,000, $301,646,000 and
$1,183,829,000 due during the remainder of fiscal year 2005 and for fiscal years 2006 through 2009 and thereafter, respectively.

Each note, debenture or bond is an obligation of Southern Union Company or a unit of Panhandle Energy, as noted above. The Panhandle Energy Term Loan is debt related to Panhandle's Trunkline LNG Holdings subsidiary, and is non-recourse to other units of Panhandle Energy or Southern Union Company. The remainder of Panhandle Energy's debt is non-recourse to Southern Union. All debts that are listed as debt of Southern Union Company are direct obligations of Southern Union Company, and no debt is cross-collateralized.

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

Term Note. On July 16, 2002, the Company issued a $311,087,000 Term Note dated July 15, 2002 (the 2002 Term Note). The 2002 Term Note carries a variable interest rate that is tied to either the LIBOR or prime interest rates at the Company's option. The interest rate spread over the LIBOR is currently LIBOR plus 105 basis points. A balance of $111,087,000 was outstanding on this 2002 Term Note as of September 30, 2004 and June 30, 2004 at an effective interest rate of 2.73% and 2.42%, respectively. No additional draws can be made on the 2002 Term Note.

Panhandle Refinancing. In July 2003, Panhandle Energy announced a tender offer for any and all of the $747,370,000 outstanding principal amount of five of its series of senior notes outstanding at that point in time (the Panhandle Tender Offer) and also called for redemption all of the outstanding $134,500,000 principal amount of its two series of debentures that were outstanding (the Panhandle Calls). Panhandle Energy repurchased approximately $378,257,000 of the principal amount of its outstanding debt through the Panhandle Tender Offer for total consideration of approximately $396,445,000 plus accrued interest through the purchase date. Panhandle Energy also redeemed approximately $134,500,000 of debentures through the Panhandle Calls for total consideration of $139,411,000, plus accrued interest through the redemption dates. As a result of the Panhandle Tender Offer, the Company recorded a pre-tax gain on the extinguishment of debt of $6,354,000 in fiscal 2004. In August 2003, Panhandle Energy issued $300,000,000 of its 4.80% Senior Notes due 2008 and $250,000,000 of its 6.05%
Senior Notes due 2013 principally to refinance the repurchased notes and redeemed debentures. Also in August and September 2003, Panhandle Energy repurchased $3,150,000 principal amount of its senior notes on the open market through two transactions for total consideration of $3,398,000, plus accrued interest through the repurchase date.

On March 12, 2004, Panhandle Energy issued $200,000,000 of its 2.75% Senior Notes due 2007, the proceeds of which were used to fund the redemption of the remaining $146,080,000 principal amount of its 6.125% Senior Notes due 2004 that matured on March 15, 2004 and to provide working capital to the Company. A portion of the remaining net proceeds was also used to repay the remaining $52,455,000 principal amount of Panhandle Energy's 7.875% Senior Notes due 2004 that matured on August 15, 2004.

NOTES PAYABLE

On May 28, 2004, the Company entered into a new five-year long-term credit facility in the amount of $400,000,000 (the Long-Term Facility) that matures on May 29, 2009. The Company has additional availability under uncommitted line of credit facilities (Uncommitted Facilities) with various banks. The Long-Term Facility is subject to a commitment fee based on the rating of the Company's senior unsecured notes (the Senior Notes). As of September 30, 2004 and June 30, 2004, the commitment fees were an annualized 0.15%. A balance of $157,500,000 and $21,000,000 was outstanding under the Company's credit facilities at an effective interest rate of 2.70% and 2.64% at September 30, 2004 and June 30, 2004, respectively. As of October 29, 2004, there was a balance of $175,000,000 outstanding under the Long-Term Facility.

EMPLOYEE BENEFITS

Components  of Net Periodic  Benefit  Cost.  Net  periodic  benefit cost for the
three-months   ended   September  30,  2004  and  2003  includes  the  following
components:

                                           Pension Benefits      Post-Retirement
                                           ----------------      ---------------
                                                                     Benefits
                                                                     --------
                                            2004       2003      2004      2003
                                            ----       ----      ----      ----

Service cost ...........................  $ 1,956   $ 1,738   $ 1,144   $   913
Interest cost ..........................    5,693     5,586     2,344     1,975
Expected return on plan assets .........   (6,031)   (5,244)     (588)     (419)
Amortization of prior service cost .....      381       263       163        19
Recognized actuarial gain ..............    2,051     1,906       225       144
Settlement recognition .................       94      (119)       --        --
                                             ----      ----      ----      ----
Net periodic pension cost ..............  $ 4,144   $ 4,130   $ 3,288   $ 2,632
                                          =======   =======   =======   =======

Employer Contributions. For the three-month period ended September 30, 2004, approximately $7,525,000 and $2,850,000 of contributions were made to the Company's pension plans and post-retirement plans, respectively.

REGULATION AND RATES

Missouri Gas Energy. On September 21, 2004, the Missouri Public Service Commission issued a rate order authorizing Missouri Gas Energy to increase base revenues by $22,370,000, effective October 2, 2004. The rate order, based on a 10.5% return on equity, also produced an improved rate design that should help stabilize revenue streams and implemented an incentive mechanism for the sharing of capacity release and off-system sales revenues between customers and the Company.

Panhandle  Energy.  In December 2002, the Federal Energy  Regulatory  Commission
(FERC) approved a Trunkline LNG certificate application to expand the Lake Charles facility to approximately 1.2 billion cubic feet (Bcf) per day of sustainable send out capacity versus the current sustainable send out capacity of .63 Bcf per day and increase terminal storage capacity to 9 Bcf from the current 6.3 Bcf. BG LNG Services has contract rights for the .57 Bcf per day of additional capacity. Construction on the Trunkline LNG expansion project (Phase
I) commenced in September 2003 and is expected to be completed by the end of the 2005 calendar year. On September 17, 2004, as modified on September 23, 2004, the FERC approved Trunkline LNG's further incremental LNG expansion project (Phase II). Phase II would increase the LNG terminal sustainable send out capacity to 1.8 Bcf per day. Phase II has an expected in-service date of mid-calendar 2006. BG LNG Services has contracted for all the proposed additional capacity, subject to Trunkline LNG achieving certain construction milestones at this facility. Approximately $107,000,000 of costs are included in the line item Construction Work In Progress for the expansion projects through September 30, 2004.

In February 2004, Trunkline filed an application with the FERC to request approval of a 30-inch diameter, approximately 23-mile natural gas pipeline loop from the LNG terminal. Trunkline's filing was approved on September 17, 2004, as modified on September 23, 2004. The pipeline creates additional transport capacity in association with the Trunkline LNG expansion and also includes new and expanded delivery points with major interstate pipelines. Approximately $5,000,000 of costs are included in the line item Construction Work In Progress for this project through September 30, 2004.

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

The Company follows the provisions of an American Institute of Certified Public Accountants Statement of Position, Environmental Remediation Liabilities, for the recognition, measurement, display and disclosure of environmental remediation liabilities.

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

Missouri Gas Energy. In a letter dated May 10, 1999, the Missouri Department of Natural Resources (MDNR) sent notice of a planned Site Inspection/Removal Site Evaluation of the Kansas City Coal Gas Former MGP site. This site (comprised of two adjacent MGP operations previously owned by two separate companies and hereafter referred to as Station A and Station B) is located at East 1st Street and Campbell in Kansas City, Missouri and is owned by Missouri Gas Energy (MGE). During July 1999, the Company entered the two sites into MDNR's Voluntary Cleanup Program (VCP) and, subsequently, performed environmental assessments of the sites. Following the submission of these assessments to MDNR, MGE was required by MDNR to initiate remediation of Station A. Following the selection of a qualified contractor in a competitive bidding process, the Company began remediation of Station A in the first calendar quarter of 2003. The project was completed in July 2003, at an approximate cost of $4,000,000. Remediation of Station B has not been requested by MDNR at this time.

Following a failed tank tightness test, MGE removed an underground  storage tank
(UST) system in December, 2002 from a former MGP site in St. Joseph, Missouri. An UST closure report was filed with MDNR on August 12, 2003. In a letter dated September 26, 2003, MDNR indicated that its review of the analytical data submitted for this site indicated that contamination existed at the site above the action levels specified in Missouri guidance documents. In a letter dated January 28, 2004, MDNR indicated that the Department would provide MGE a final version of the Missouri Risk-Based Corrective Action (MRBCA) process. On April 28, 2004, MDNR provided MGE with information regarding the MRBCA process, and requested a work plan on the St. Joseph site within 60 days of MGE's receipt of this information. MGE submitted a UST Site Characterization Work Plan which was approved by MDNR on August 20, 2004.

New England Gas Company. Prior to its acquisition by the Company in September 2000, Providence Gas performed environmental studies and initiated an environmental remediation project at Providence Gas' primary gas distribution facility located at 642 Allens Avenue in Providence, Rhode Island. Providence Gas spent more than $13,000,000 on environmental assessment and remediation at this MGP site under the supervision of the Rhode Island Department of Environmental Management (RIDEM). Following the acquisition, environmental remediation at the site was temporarily suspended.

During this suspension, the Company requested certain modifications to the 1999 Remedial Action Work Plan from RIDEM. After receiving approval to some of the requested modifications to the 1999 Remedial Action Work Plan, environmental work was reinitiated on April 17, 2002, by a qualified contractor selected in a competitive bidding process. Remediation was completed on October 10, 2002, and a Closure Report was filed with RIDEM in December 2002. The approximate cost of the environmental work conducted after environmental work resumed was $4,000,000. Remediation of the remaining 37.5 acres of the site (known as the "Phase 2" remediation project) is not scheduled at this time.

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

In a letter dated March 17, 2003, RIDEM sent the New England Gas Company (NEG) a letter of responsibility pertaining to alleged historical MGP impacted soils in a residential neighborhood along Bay and Judson Streets (Bay Street Area) in Tiverton, Rhode Island. The letter requested that NEG prepare a Site
Investigation Work Plan (Work Plan) for submittal to RIDEM by April 10, 2003, and subsequently perform a site investigation of the Bay Street Area. Without admitting responsibility or accepting liability, NEG responded to RIDEM in a letter dated March 19, 2003, and agreed to perform the activities requested by the State within the period specified by RIDEM. After receiving approval from RIDEM on a Work Plan, NEG began assessment work on June 2, 2003. A Site Inspection Report and a Human Health Risk Assessment were filed with RIDEM on October 31, 2003, and RIDEM provided NEG comments to the Site Inspection Report in a letter dated January 27, 2004. The January 27, 2004, RIDEM letter included the comment that additional assessment work was necessary in the Bay Street Area. On July 19, 2004, NEG submitted a Supplemental Site Investigation Work Plan and Phase 2 Site Investigation Work Plan for the further assessment of the Bay Street Area. In a letter dated August 18, 2004, RIDEM communicated its conditional concurrence of NEG's Work Plan. NEG initiated assessment field work on August 26, 2004.

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

The Company received a Notice of Responsibility, Request for Information and Request for Immediate Response Action Plan dated July 1, 2004, for an area in Fall River, Massachusetts along State Avenue (State Avenue Area) that is contiguous to the Bay Street Area of Rhode Island. In response to this Notice from the Massachusetts Department of Environmental Protection (MADEP), the Company submitted an Immediate Response Action Plan (IRAP) to the MADEP on July 26, 2004. The Company's IRAP proposes an investigation to determine whether or not coal gasification related material was historically dumped in the State Avenue Area and this investigation is scheduled to begin before the end of the 2004 calendar year.

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

While the Blackstone Litigation has been stayed, National Grid and the Company have jointly pursued claims against the bankrupt Stone & Webster entities (Stone & Webster) based upon Stone & Webster's historic management of MGP facilities on behalf of the alleged predecessors of both companies. On January 9, 2004, the U.S. Bankruptcy Court for the District of Delaware issued an order approving a settlement between National Grid, the Company and Stone & Webster that provided for the payment of $5,000,000 out of the bankruptcy estates. This settlement resulted in a payment of $1,250,000 to the Company for environmental costs associated with the former Fall River Gas Company, and a $3,750,000 payment to the Company and National Grid jointly for future environmental costs at the Tidewater and Hamlet sites. The settlement further provides an admission of liability by Stone & Webster that gives National Grid and the Company additional rights against historic Stone & Webster insurers.

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

Panhandle Energy Environmental Matters - Panhandle Energy has identified environmental impacts at certain sites on its gas transmission systems and has undertaken clean-up programs at these sites. These impacts resulted from (i) the past use of lubricants containing polychlorinated bi-phenyls (PCBs) in compressed air systems; (ii) the past use of paints containing PCBs; (iii) prior use of wastewater collection facilities; and (iv) other on-site disposal areas. Panhandle Energy communicated with the EPA and appropriate state regulatory agencies on these matters, and has developed and is implementing a program to remediate such contamination in accordance with federal, state and local regulations. Some remediation is being performed by former Panhandle Energy affiliates in accordance with indemnity agreements that also indemnify against certain future environmental litigation and claims.

As part of the cleanup program resulting from contamination due to the use of lubricants containing PCBs in compressed air systems, Panhandle Eastern Pipe Line Company (Panhandle Eastern Pipe Line) and Trunkline Gas Company (Trunkline) have identified PCB levels above acceptable levels inside the auxiliary buildings that house the air compressor equipment at thirty-three compressor station sites. Panhandle Energy has developed and is implementing an EPA-approved process to remediate this PCB contamination in accordance with federal, state and local regulations. Thirteen sites have been decontaminated per the EPA approved process as prescribed in the EPA regulations.

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

Air Quality Control

In 1998, the EPA issued a final rule on regional ozone control that requires Panhandle Energy to place controls on certain large internal combustion engines in five Midwestern states. The part of the rule that affects Panhandle Energy was challenged in court by various states, industry and other interests, including Interstate Natural Gas Association of America (INGAA), an industry group to which Panhandle Energy belongs. In March 2000, the court upheld most aspects of the EPA's rule, but agreed with INGAA's position and remanded to the EPA the sections of the rule that affected Panhandle Energy. The final rule was promulgated by the EPA in April 2004. The five Midwestern states have one year to promulgate state laws and regulations to address the requirements of this rule. Based on an EPA guidance document negotiated with gas industry representatives in 2002, it is believed that Panhandle Energy will be required under state rules to reduce nitrogen oxide (NOx) emissions by 82% on the identified large internal combustion engines and will be able to trade off engines within the company and within each of the five Midwestern states affected by the rule in an effort to create a cost effective NOx reduction solution. The final implementation date is May 2007. The rule impacts 20 large internal combustion engines on the Panhandle Energy system in Illinois and Indiana at an approximate cost of $17,000,000 for capital improvements through 2007, based on current projections.

In 2002, the Texas Commission on Environmental Quality enacted the Houston/Galveston State Implementation Plan (SIP) regulations requiring reductions in NOx emissions in an eight-county area surrounding Houston. Trunkline's Cypress compressor station is affected and may require the installation of emission controls. New regulations also require certain grandfathered facilities in Texas to enter into the new source permit program which may require the installation of emission controls at five additional facilities. These rules affect six Company facilities in Texas at an estimated cost of approximately $12,000,000 for capital improvements through March 2007, based on current projections.

The EPA promulgated various Maximum Achievable Control Technology (MACT) rules in February 2004. The rules require that Panhandle Eastern Pipe Line and Trunkline control Hazardous Air Pollutants (HAPs) emitted from certain internal combustion engines at major HAPs sources. Most of Panhandle Eastern Pipe Line and Trunkline compressor stations are major HAPs sources. The HAPs pollutant of concern for Panhandle Eastern Pipe Line and Trunkline is formaldehyde. As promulgated, the rule seeks to reduce formaldehyde emissions by 76% from these engines. Catalytic controls will be required to reduce emissions under these rules with a final implementation date of May 2007. Panhandle Eastern Pipe Line and Trunkline have 22 internal combustion engines subject to the rules. It is expected that compliance with these regulations will cost an estimated $5,000,000 for capital improvements, based on current projections.

Regulatory

On May 31, 2002, the staff of the MPSC recommended that the Commission disallow approximately $15,000,000 in gas costs incurred during the period July 1, 2000 through June 30, 2001. Missouri Gas Energy filed its response in opposition to the Commission staff's recommendation on July 11, 2002, vigorously disputing the Commission staff's assertions. Missouri Gas Energy intends to vigorously defend itself in this proceeding. This matter went into recess following a hearing in May of 2003. Following the May hearing, the Commission staff reduced its disallowance recommendation to approximately $9,300,000. The hearing concluded in November 2003 and the matter was fully submitted to the Commission in February 2004 and is awaiting decision by the Commission.

On November 27, 2001, August 1, 2000 and August 12, 1999, the staff of the MPSC recommended that the Commission disallow approximately $5,900,000, $5,900,000 and $4,300,000, respectively, in gas costs incurred during the period July 1, 1999 through June 30, 2000, July 1, 1998 through June 30, 1999, and July 1, 1997 through June 30, 1998, respectively. The basis of these proposed disallowances appears to be the same as was rejected by the Commission through an order dated March 12, 2002, applicable to the period July 1, 1996 through June 30, 1997. Missouri Gas Energy intends to vigorously defend itself in these proceedings. On November 4, 2002, the Commission adopted a procedural schedule calling for a hearing in this matter some time after May 2003. No date for this hearing has been set.

Southwest Gas Litigation

During 1999, several actions were commenced in federal courts by persons involved in competing efforts to acquire Southwest Gas Corporation (Southwest). All of these actions eventually were transferred to the U.S. District Court for the District of Arizona (the Court), consolidated and lodged with Judge Roslyn Silver. As a result of summary judgments granted, there were no claims allowed against Southern Union. The trial of Southern Union's claims against the sole-remaining defendant, former Arizona Corporation Commissioner James Irvin, was concluded on December 18, 2002, with a jury award to Southern Union of nearly $400,000 in actual damages and $60,000,000 in punitive damages against former Commissioner Irvin. The District Court denied former Commissioner Irvin's motions to set aside the verdict and reduce the amount of punitive damages. Former Commissioner Irvin has appealed to the Ninth Circuit Court of Appeals. A decision on the appeal by the Ninth Circuit is expected by the first calendar quarter of 2005. The Company intends to vigorously pursue collection of the award. With the exception of ongoing legal fees associated with the collection of damages from former Commissioner Irvin, the Company believes that the results of the above-noted Southwest litigation and any related appeals will not have a materially adverse effect on the Company's financial condition, results of operations or cash flows.

Other

The Company is now investigating an incident involving the release of mercury stored in a NEG facility in Pawtucket, Rhode Island. On October 19, 2004, New England Gas Company discovered that a NEG facility had been broken into and that mercury had been spilled both inside a building and in the immediate vicinity. Mercury had also been removed from the Pawtucket facility and a quantity had been spilled in a parking lot in the neighborhood. Mercury from the parking lot spill was apparently tracked into some nearby apartment units, as well as some other buildings. Spill cleanup has been completed at the NEG property, and is currently underway at the apartment units near the parking lot. Investigation of some other neighborhood properties has been undertaken, with cleanup conducted in a few instances. The investigatory work is still underway to determine whether any other locations associated with the parking lot spill require cleanup. State and federal authorities are also investigating the incident and have arrested the alleged vandals of the Pawtucket facility. In addition, they are conducting inquiries regarding NEG's compliance with relevant environmental requirements, including hazardous waste management provisions, spill and release notification procedures, and hazard communication requirements. NEG has received a subpoena requesting documents relating to this matter. The Company believes the outcome of this matter will not have a material adverse effect on its financial position, results of operations or cash flows.

In 1993, the U.S. Department of the Interior announced its intention to seek, through its Minerals Management Service (MMS) additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements, buyouts and buy downs of gas sales contracts with natural gas pipelines. Panhandle Eastern Pipe Line and Trunkline, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact which are likely to take substantial time to resolve. If required to reimburse or indemnify the producers, Panhandle Eastern Pipe Line and Trunkline may file with the FERC to recover a portion of these costs from pipeline customers. Panhandle Energy believes the outcome of this matter will not have a material adverse effect on its financial position, results of operations or cash flows.

REPORTABLE SEGMENTS

The Company's operating segments are aggregated into reportable business segments based on similarities in economic characteristics, products and services, types of customers, methods of distribution and regulatory environment. The Company operates in two reportable segments. The Distribution segment is primarily engaged in the local distribution of natural gas in Missouri, Pennsylvania, Rhode Island and Massachusetts. Its operations are conducted through the Company's three regulated utility divisions: Missouri Gas Energy, PG Energy and New England Gas Company. The Transportation and Storage segment is primarily engaged in the interstate transportation and storage of natural gas in the Midwest and Southwest, and also provides LNG terminalling and regasification services. Its operations are conducted through Panhandle Energy.

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

The Company evaluates segment performance based on several factors, of which the primary financial measure is operating income. Sales of products or services between segments are billed at regulated rates or at market rates, as applicable. There were no material intersegment revenues during the three-month periods ended September 30, 2004 and 2003.

The following table sets forth certain selected financial information for the Company's segments for the three-month periods ended September 30, 2004 and 2003.

                                                                                               Three Months Ended
                                                                                                  September 30,
                                                                                                  -------------
                                                                                              2004           2003
                                                                                              ----           ----
Revenues from external customers:
     Distribution ..................................................................      $ 124,021       $ 116,029
     Transportation and Storage ....................................................        109,318         114,218
                                                                                            -------         -------
         Total segment operating revenues ..........................................        233,339         230,247
     All Other .....................................................................          1,237           1,147
                                                                                            -------         -------
         Total consolidated operating revenues .....................................      $ 234,576       $ 231,394
                                                                                          =========       =========

Depreciation and amortization:
     Distribution ..................................................................      $  15,071       $  14,680
     Transportation and Storage ....................................................         15,178          16,348
                                                                                             ------          ------
         Total segment depreciation and amortization ...............................         30,249          31,028
     All Other .....................................................................            150             149
     Corporate .....................................................................            194             157
                                                                                             ------          ------
         Total consolidated depreciation and amortization ..........................      $  30,593       $  31,334
                                                                                          =========       =========

Operating income (loss):
     Distribution ..................................................................      $ (18,096)      $ (11,336)
     Transportation and Storage ....................................................         37,971          37,919
                                                                                             ------          ------
         Total segment operating income ............................................         19,875          26,583
     All Other .....................................................................            (81)           (314)
     Corporate .....................................................................         (1,000)         (2,290)
                                                                                             ------          ------
         Total consolidated operating income .......................................      $  18,794       $  23,979
                                                                                          =========       =========

Expenditures for long-lived assets:
     Distribution ..................................................................      $  21,192       $  17,493
     Transportation and Storage ....................................................         50,960          20,281
                                                                                             ------          ------
         Total segment expenditures for long-lived assets ..........................         72,152          37,774
     All Other .....................................................................            130              50
     Corporate .....................................................................          5,059           2,428
                                                                                             ------          ------
         Total consolidated expenditures for long-lived assets .....................      $  77,341       $  40,252
                                                                                          =========       =========

Reconciliation of operating income to loss before income tax benefit:
     Operating income ..............................................................      $  18,794       $  23,979
     Interest ......................................................................        (30,618)        (33,964)
     Other income, net .............................................................            369           3,807
                                                                                             ------          ------
         Loss before income tax benefit ............................................      $  (11,455)     $  (6,178)
                                                                                          ==========      =========


                                           September 30,        June 30,
                                                 2004             2004
                                                 ----             ----
Total assets:
     Distribution..........................$   2,275,717  $   2,231,970
     Transportation and Storage............    2,247,058      2,197,289
                                               ---------      ---------
         Total segment assets..............    4,522,775      4,429,259
     All Other.............................       41,988         42,133
     Corporate.............................      122,168        101,066
                                                 -------        -------
         Total consolidated assets.........$   4,686,931  $   4,572,458
                                           =============  =============

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of Southern Union's financial condition, changes in financial condition and results of operations. The following section includes an overview of Southern Union's business as well as recent developments that the Company believes are important in understanding its results of operations, and to anticipate future trends in those operations. Subsequent sections include an analysis of Southern Union's results of operations on a consolidated basis and on a segment basis for each reportable segment, and information relating to Southern Union's liquidity and capital resources, quantitative and qualitative disclosures about market risk and other matters.

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

Pursuant to a purchase agreement dated as of June 24, 2004 and amended as of September 1, 2004, CCE Holdings, LLC (CCE), a joint venture between Southern Union Company and its 50% equity partner GE Commercial Finance Energy Financial Services, agreed to acquire 100% of the equity interests of CrossCountry Energy, LLC (CrossCountry) from Enron Corp. and its affiliates for $2,450,000,000 in cash including the assumption of certain consolidated debt (the Transaction). The closing of the Transaction is subject to approval by certain state and federal regulatory bodies, in addition to satisfaction of customary closing conditions, and is expected to occur on or before December 17, 2004. It is currently contemplated that CCE will be operated by Southern Union, including the involvement of Panhandle Energy management personnel.

CrossCountry and it subsidiaries own or operate approximately 9,700 miles of pipeline having the capacity to transport approximately 8.6 Bcf/d (billion cubic feet per day) of natural gas through its wholly-owned subsidiary, Transwestern Pipeline Company, LLC (TWP), its 50% interest in Citrus Corp. (Citrus) and its wholly-owned subsidiary, Northern Plains Natural Gas Company (Northern Plains), which holds general and limited partnership interests in Northern Border Partners, L.P. (NBP). TWP's 2,400 mile pipeline system provides a key link between the natural gas rich San Juan, Anadarko and Permian basins and the fast growing energy market of California. The bi-directional flow capabilities of the east end of TWP's pipeline system provide TWP with flexibility to quickly adapt to regional demand swings and reallocate capacity to regions where demand is high; further, it provides a competitive advantage in securing long-term firm transportation contracts. Citrus is the principal transporter of natural gas to the Florida energy market through its wholly-owned pipeline subsidiary, Florida Gas Transmission Company (FGT). FGT's 5,000 miles of pipeline connect the natural gas supply basins of the Texas and Louisiana Gulf Coasts and the Gulf of Mexico to most of the gas-fired power plants of Florida. NBP is a leading transporter of natural gas imported from Canada to the Midwestern United States through its 2,300 mile pipeline network. CCE has entered into a purchase agreement to sell Northern Plains to ONEOK, Inc. for $175,000,000 in cash. The closing of the ONEOK purchase of Northern Plains is expected to occur concurrently with the closing of the Transaction, with the funds received applied to CCE's acquisition of CrossCountry.

RESULTS OF OPERATIONS

The Company's results of operations are discussed on a consolidated basis and on a segment basis for each of the two reportable segments. The Company's reportable segments include the Distribution segment and the Transportation and Storage segment. Segment results of operations are presented on an operating income basis, which is one of the financial measures that the Company uses to internally manage its business. For additional segment reporting information, see Reportable Segments in Notes to Consolidated Financial Statements.

Consolidated Results

The following table provides selected financial information regarding the Company's consolidated results of operations for the three-month periods ended September 30, 2004 and 2003:

                                                                                     Three Months Ended
                                                                                        September 30,
                                                                                        -------------
                                                                                    2004             2003
                                                                                    ----             ----
                                                                                  (thousands of dollars)

Operating income (loss):
     Distribution segment ...........................................       $     (18,096)   $     (11,336)
     Transportation and storage segment .............................              37,971           37,919
     All other ......................................................                 (81)            (314)
     Corporate ......................................................              (1,000)          (2,290)
                                                                                   ------           ------
         Total operating income .....................................              18,794           23,979

Other income (expenses):
     Interest .......................................................             (30,618)         (33,964)
     Other, net .....................................................                 369            3,807
                                                                                  -------          -------
         Total other expenses, net ..................................             (30,249)         (30,157)
                                                                                  -------          -------
Loss before income tax benefit ......................................             (11,455)          (6,178)
Federal and state income tax benefit ................................              (4,315)          (2,471)
                                                                                   ------           ------
Net loss ............................................................              (7,140)          (3,707)
Preferred stock dividends ...........................................              (4,341)              --
                                                                                   ------           ------
Net loss applicable to common shareholders ..........................       $     (11,481)   $      (3,707)
                                                                            =============    =============


Three Months Ended September 30, 2004 Compared to 2003. The Company recorded a net loss applicable to common shareholders of $11,481,000 for the three-month period ended September 30, 2004 compared with a net loss applicable to common shareholders of $3,707,000 for the same period in 2003. Net loss applicable to common shareholders per share, based on weighted average shares outstanding during the period, was $.15 in 2004 compared with $.05 in 2003. Due to the seasonal nature of the Company's Distribution segment, the three-month period ending September 30 is typically a loss period.

The $7,774,000 increase in net loss applicable to common shareholders in 2004 was primarily attributable to an increase in operating loss from the Distribution segment of $6,760,000 (see Segment Results - Distribution Segment), a decrease in other income of $3,438,000 (see Other Income (Expense), Net), and an increase in preferred stock dividends of $4,341,000 (see Preferred Stock Dividends), which were partially offset by a decrease in operating loss from Corporate operations of $1,290,000 (see Corporate) and a decrease in interest expense of $3,346,000 (see Interest Expense).

Corporate. Operating loss from Corporate operations decreased $1,290,000 for the three-month period ended September 30, 2004 compared with the same period in 2003 primarily due to lower legal fees and provisions for legal matters, reduced financial reporting costs and lower financing-related fees. These items were partially offset by increased outside service fees related to Sarbanes-Oxley
Section 404 documentation procedures.

Interest Expense. Interest expense decreased $3,346,000 for the three-month period ended September 30, 2004 compared with the same period in 2003. Interest expense in 2004 was impacted by a $2,370,000 decrease in interest expense on preferred securities of subsidiary trust (see Preferred Securities in Notes to Consolidated Financial Statements), a $1,134,000 decrease in interest expense on borrowings under the Company's bank credit facilities due to a lower level of average outstanding borrowings, and a $393,000 decrease in interest expense related to the 2002 Term Note. This decrease was partially offset by a $756,000 increase in interest expense related to the Panhandle properties primarily due to lower debt premium amortization in 2004. The average rate of interest on all debt increased from 5.0% in 2003 to 5.3% in 2004 primarily due to higher interest rates on the Company's floating rate debt.

Other Income (Expense), Net. Other income for the three-month period ended September 30, 2004 was $369,000 compared with $3,807,000 for the same period in 2003. Other income for the three-month period ended September 30, 2004 includes income of $532,000 generated from the sale and/or rental of gas-fired equipment and appliances by various operations subsidiaries, which was partially offset by $200,000 of legal costs associated with the Company's attempt to collect damages from former Arizona Corporation Commissioner James Irvin related to the
Southwest Gas Corporation (Southwest) litigation. Other income for the three-month period ended September 30, 2003 includes a gain of $6,123,000 on the early extinguishment of debt and income of $784,000 generated from the sale and/or rental of gas-fired equipment and appliances. These items were partially offset by charges of $1,603,000 and $1,150,000 to reserve for impairment of Southern Union's investments in a technology company and in an energy-related joint venture, respectively, and $278,000 of legal costs related to the Southwest litigation.

Federal and State Income Taxes. The Company's consolidated federal and state effective income tax rate was 38% and 40% for the three-month period ended September 30, 2004 and 2003, respectively. The reduction in the effective income tax rate resulted primarily from restructuring the Panhandle Energy legal entities.

Preferred Stock Dividends. Dividends on preferred securities increased $4,341,000 for the three-month period ended September 30, 2004 compared with the same period in 2003. On October 8, 2003, the Company issued $230,000,000 of 7.55% Non-cumulative Preferred Stock, Series A to the public (see Preferred Securities in Notes to Consolidated Financial Statements).

Segment Results

Distribution Segment -- The Company's Distribution segment is primarily engaged in the local distribution of natural gas in Missouri, Pennsylvania, Rhode Island and Massachusetts. Its operations are conducted through the Company's three regulated utility divisions: Missouri Gas Energy, PG Energy and New England Gas Company. Collectively, the utility divisions serve more than 960,000 residential, commercial and industrial customers. The utility divisions' operations are regulated as to rates and other matters by the regulatory commissions of the states in which each operates. The utility divisions' operations are generally sensitive to weather and seasonal in nature, with a significant percentage of annual operating revenues and net earnings occurring in the traditional winter heating season in the first and fourth calendar quarters.

The following table provides summary financial information regarding the Distribution segment's results of operations for the three-month periods ended September 30, 2004 and 2003:

                                                                                            Three Months Ended
                                                                                                September 30,
                                                                                                -------------
                                                                                            2004          2003
                                                                                            ----          ----
                                                                                          (thousands of dollars)

Financial Results
Operating revenues ...............................................................      $  124,021   $  116,029
Cost of gas and other energy .....................................................         (65,352)     (57,370)
Revenue-related taxes ............................................................          (4,435)      (4,325)
                                                                                            ------       ------
    Net operating revenues, excluding depreciation and amortization ..............          54,234       54,334
Operating expenses:
    Operating, maintenance, and general ..........................................          50,971       45,273
    Depreciation and amortization ................................................          15,071       14,680
    Taxes other than on income and revenues ......................................           6,288        5,717
                                                                                             -----        -----
       Total operating expense ...................................................          72,330       65,670
                                                                                            ------       ------
       Operating loss ............................................................      $  (18,096)  $  (11,336)
                                                                                        ==========   ==========



Three Months Ended September 30, 2004 Compared to 2003. The Distribution segment recorded an operating loss of $18,096,000 for the three-month period ended September 30, 2004, which reflects a $6,760,000 increase in operating loss compared with the same period in 2003. Due to the seasonal nature of the Company's Distribution segment, the three-month period ending September 30 is typically a loss period.

Operating Revenues. Operating revenues increased $ 7,992,000 for the three-month period ended September 30, 2004 compared with the same period in 2003. Gas purchase and other energy costs increased $ 7,982,000 for the three-month period ended September 30, 2004 compared with the same period in 2003. The Company's operating revenues are affected by the level of sales volumes and by the pass-through of increases or decreases in the Company's gas purchase costs through its purchased gas adjustment clauses. Additionally, revenues are affected by increases and decreases in gross receipts taxes (revenue-related taxes) which are levied on sales revenue as collected from customers and remitted to the various taxing authorities. The increase in both operating revenues and gas purchase costs between periods was primarily due to a 20% increase in the average cost of gas from $6.60 per thousand cubic feet (Mcf) in 2003 to $7.89 per Mcf in 2004, which was partially offset by a 5% decrease in gas sales volumes to 8,217 million cubic feet (MMcf) in 2004 from 8,695 MMcf in 2003. The increase in the average cost of gas is due to increases in the average spot market prices throughout the Company's distribution system as a result of current competitive pricing occurring within the entire energy industry.

Operating Expenses. Operating expenses, which include operating, maintenance and general expenses, depreciation and amortization and taxes other than on income and revenues, increased $6,660,000 for the three-month period ended September 30, 2004 compared with the same period in 2003. The increase in 2004 was primarily due to $4,385,000 of increased provisions for bad debts resulting from the aging of higher customer receivables due to higher gas prices, $570,000 of increased medical costs, $549,000 of increased pension and other post-retirement benefit costs and increased employee payroll costs primarily due to general wage increases. In addition, taxes other than on income and revenues increased $571,000 in 2004 primarily due to increased property taxes.

As of September 30, 2004, the Company believes that its reserves for bad debts are adequate based on historical trends and collections. However, to the extent that the cost of gas remains above historical averages, the Company may experience increased pressure on collections and exposure to bad debts which can impact the operating results of this segment for the remainder of fiscal 2005.

The following table sets forth gas throughput and related information for the Company's Distribution segment for the three-month periods ended September 30, 2004 and 2003:

                                                                                               Three Months
                                                                                           Ended September 30,
                                                                                           -------------------

                                                                                          2004             2003
                                                                                          ----             ----

Distribution Segment
--------------------
Average number of customers:
     Residential .............................................................          836,649           834,690
     Commercial ..............................................................           99,898            98,880
     Industrial and irrigation ...............................................              417               445
     Public authorities and other ............................................              388               388
                                                                                         ------            ------
       Total average customers served ........................................          937,352           934,403
Transportation customers .....................................................            2,690             2,561
                                                                                         ------            ------
       Total average gas sales and transportation customers ..................          940,042           936,964
                                                                                        =======           =======

Gas sales in millions of cubic feet (MMcf):
     Residential..............................................................            5,070             5,103
     Commercial...............................................................            2,600             2,527
     Industrial and irrigation................................................              699               440
     Public authorities and other.............................................               15                19
                                                                                             --                --
        Gas sales billed......................................................            8,384             8,089
     Net change in unbilled gas sales.........................................             (167)              606
                                                                                         ------            ------
        Total gas sales.......................................................            8,217             8,695
     Gas transported..........................................................           11,669            12,929
                                                                                         ------            ------
        Total gas sales and gas transported...................................           19,886            21,624
                                                                                         ======            ======

Gas sales revenues (thousands of dollars):
     Residential..............................................................     $     78,418      $     71,316
     Commercial...............................................................           31,843            27,817
     Industrial and irrigation................................................            6,286             3,770
     Public authorities and other.............................................              245               259
                                                                                         ------            ------
        Gas revenues billed...................................................          116,792           103,162
     Net change in unbilled gas sales revenues................................           (1,412)            5,190
                                                                                         ------            ------
        Total gas sales revenues..............................................          115,380           108,352
Gas transportation revenues...................................................            5,741             6,014
                                                                                         ------            ------
        Total gas sales and gas transportation revenues.......................     $    121,121      $    114,366
                                                                                   ============      ============

Gas sales revenue per thousand cubic feet billed:
     Residential..............................................................     $     15.47       $      13.98
     Commercial...............................................................           12.25              11.01
     Industrial and irrigation................................................            8.99               8.57
     Public authorities and other.............................................           16.33              13.63


                                                                 Three Months
                                                             Ended September 30,
                                                             -------------------
                                                                2004      2003
                                                                ----      ----

Weather:
     Degree days:
          Missouri Gas Energy service territories..............   15       87
          PG Energy service territories........................  120      105
          New England Gas Company service territories..........   71       32

     Percent of 30-year measure:
          Missouri Gas Energy service territories..............  23%     134%
          PG Energy service territories........................  73%      64%
          New England Gas Company service territories..........  63%      28%


Transportation and Storage Segment -- The Transportation and Storage segment is primarily engaged in the interstate transportation and storage of natural gas in the Midwest and Southwest, and also provides LNG terminalling and regasification services. Its operations are conducted through Panhandle Energy, which provides approximately 500 customers in the Midwest and Southwest with a comprehensive array of transportation and storage services. Panhandle Energy also operates one of the largest LNG terminal facilities in North America. Panhandle Energy's operations are regulated as to rates and other matters by FERC, and are somewhat sensitive to the weather and seasonal in nature with a significant percentage of annual operating revenues and net earnings occurring in the traditional winter heating season.

The following table provides summary financial information regarding the Transportation and Storage segment's results of operations for the three-month periods ended September 30, 2004 and 2003:

                                                             Three Months Ended
                                                                September 30,
                                                                -------------
                                                                2004      2003
                                                                ----      ----
                                                          (thousands of dollars)
Financial Results
Reservation revenue ........................................  $ 77,081  $ 80,232
LNG terminalling revenue ...................................    15,004    15,577
Commodity revenue ..........................................    14,719    16,138
Other revenues .............................................     2,514     2,271
                                                                 -----     -----
    Total operating revenues ...............................   109,318   114,218


Operating expenses:
    Operating, maintenance, and general ....................    49,125    52,933
    Depreciation and amortization ..........................    15,178    16,348
    Taxes other than on income and revenues ................     7,044     7,018
                                                                 -----     -----
       Total operating expenses ............................    71,347    76,299
                                                                ------    ------
       Operating income ....................................  $ 37,971  $ 37,919
                                                              ========  ========

Operating Information
Gas transported in trillions of British thermal units (Tbtu)       302       325

Three Months Ended September 30, 2004 Compared to 2003. The Transportation and Storage segment recorded operating income of $37,971,000 for the three-month period ended September 30, 2004, which reflects a $52,000 increase in operating income compared with the same period in 2003.

Operating Revenues. Operating revenues decreased $4,900,000 for the three-month period ended September 30, 2004, compared with the same period in 2003. The decrease in 2004 is primarily due to lower reservation revenues of $3,151,000 primarily due to replacement of contract expirations on Trunkline during 2004 at lower average reservation rates than were in effect in 2003, and lower commodity revenues of $1,419,000 primarily due to a 7% reduction in throughput volumes resulting from lower storage refills and lower parking revenue activity in 2004. Commodity revenues are dependent upon a number of variable factors, including weather, storage levels, and customer demand for firm, interruptible and parking services. In addition, LNG terminalling revenues were $573,000 lower than in 2003 primarily due to reduced volumes received in 2004.

Operating Expenses. Operating expenses, which include operating, maintenance and general expenses, depreciation and amortization and taxes other than on income and revenues, decreased $4,952,000 for the three-month period ended September 30, 2004 compared with the same period in 2003. The decrease in 2004 was primarily due to the net overrecovery of approximately $1,790,000 in 2004 of previously underrecovered fuel volumes compared with a net underrecovery of approximately $1,481,000 of fuel volumes in 2003, and a $968,000 reduction in contract storage expenses due to a reduction in contracted storage capacity beginning in March 2004. In addition, depreciation and amortization decreased $1,170,000 in 2004 primarily due to preliminary purchase price allocations used in 2003 which were subsequently revised in fiscal 2004.

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

In July 2003, Panhandle Energy announced a tender offer for any and all of the $747,370,000 outstanding principal amount of five of its series of senior notes outstanding at that point in time (the Panhandle Tender Offer) and also called for redemption all of the outstanding $134,500,000 principal amount of its two series of debentures that were outstanding (the Panhandle Calls). Panhandle Energy repurchased approximately $378,257,000 of the principal amount of its outstanding debt through the Panhandle Tender Offer for total consideration of approximately $396,445,000 plus accrued interest through the purchase date. Panhandle Energy also redeemed approximately $134,500,000 of debentures through the Panhandle Calls for total consideration of $139,411,000, plus accrued interest through the redemption dates. As a result of the Panhandle Tender Offer, the Company recorded a pre-tax gain on the extinguishment of debt of $6,354,000 in fiscal 2004. In August 2003, Panhandle Energy issued $300,000,000 of its 4.80% Senior Notes due 2008 and $250,000,000 of its 6.05% Senior Notes due 2013 principally to refinance the repurchased notes and redeemed debentures. Also in August and September 2003, Panhandle Energy repurchased $3,150,000 principal amount of its senior notes on the open market through two transactions for total consideration of $3,398,000, plus accrued interest through the repurchase date.

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

On March 12, 2004, Panhandle Energy issued $200,000,000 of its 2.75% Senior Notes due 2007, the proceeds of which were used to fund the redemption of the remaining $146,080,000 principal amount of its 6.125% Senior Notes due 2004 that matured on March 15, 2004 and to provide working capital to the Company. A portion of the remaining net proceeds was also used to repay the remaining $52,455,000 principal amount of Panhandle Energy's 7.875% Senior Notes due 2004 that matured on August 15, 2004.

On May 28, 2004, the Company entered into a new five-year long-term credit facility in the amount of $400,000,000 (the Long-Term Facility) that matures on May 29, 2009. The Company has additional availability under uncommitted line of credit facilities (Uncommitted Facilities) with various banks. The Long-Term Facility is subject to a commitment fee based on the rating of the Company's senior unsecured notes (the Senior Notes). As of September 30, 2004 and June 30, 2004, the commitment fees were an annualized 0.15%. A balance of $157,500,000 and $21,000,000 was outstanding under the Company's credit facilities at an effective interest rate of 2.70% and 2.64% at September 30, 2004 and June 30, 2004, respectively. As of October 29, 2004, there was a balance of $175,000,000 outstanding under the Long-Term Facility.

On July 30, 2004, the Company issued 4,800,000 shares of common stock at the public offering price of $18.75 per share, resulting in net proceeds to the Company, after underwriting discounts and commissions, of $86,900,000. The Company also sold 6,200,000 shares of the Company's common stock through forward sale agreements with its underwriters and granted the underwriters a 30-day over-allotment option to purchase up to an additional 1,650,000 shares of the Company's common stock at the same price, which was exercised by the underwriters. Under the terms of the forward sale agreements, the Company has the option to settle its obligation to the forward purchasers through either (i) paying a net settlement in cash, (ii) delivering an equivalent number of shares of its common stock to satisfy its net settlement obligation, or (iii) through the physical delivery of shares. The Company will only receive additional proceeds from the sale of the 7,850,000 shares of the Company's common stock that were sold through the forward sale agreements if it settles its obligation under such agreements through the physical delivery of shares, in which case it will receive additional net proceeds of $142,000,000. The forward sale agreements are required to be settled within 12 months from the date of the offering. The Company expects that it will settle its obligation under the forward sale agreements through the physical delivery of shares upon consummation of the acquisition of CrossCountry Energy, LLC (see Pending Acquisition in Notes to Consolidated Financial Statements).

The principal sources of funds during the three-month period ended September 30, 2004 were $136,500,000 in net borrowings under revolving credit facilities and $86,563,000 from the issuance of common stock. This provided funds of $77,341,000 for ongoing property, plant and equipment additions and $56,156,000 for the repayment of debt and capital lease obligations; as well as seasonal working capital needs of the Company.

The effective interest rate under the Company's current debt structure is 5.54% ( including interest and the amortization of debt issuance costs and redemption premiums on refinanced debt).

The Company retains its borrowing availability under the Long Term Facility, as discussed above. Borrowings under these credit facilities will continue to be used, as needed, to provide funding for the seasonal working capital needs of the Company. Internally-generated funds from operations will be used principally for the Company's ongoing construction and maintenance programs, operational needs and the periodic reduction of outstanding debt.

The Company has an effective shelf registration statement on file with the Securities and Exchange Commission for a total principal amount of $1,000,000,000 in securities of which $762,812,500 in securities is available for issuance as of October 29, 2004, which may be issued by the Company in the form of debt securities, common stock, preferred stock, guarantees, warrants to purchase common stock, preferred stock and debt securities, stock purchase contracts, stock purchase units and depositary shares in the event that the Company elects to offer fractional interests in preferred stock, and also trust preferred securities to be issued by Southern Union Financing II and Southern Union Financing III. Southern Union may sell such securities up to such amounts from time to time, at prices determined at the time of any such offering.

OTHER MATTERS

Customer Concentrations. In the Transportation and Storage segment, aggregate sales to Panhandle Energy's top 10 customers accounted for 70% of segment operating revenues and 33% of total operating revenues for the three-month period ended September 30, 2004. This included sales to BG LNG Services, a nonaffiliated gas marketer, which accounted for 19% of segment operating revenues, sales to ProLiance Energy, LLC, a nonaffiliated local distribution company and gas marketer, which accounted for 16% of segment operating revenues and sales to CMS Energy Corporation, Panhandle Energy's former parent, which accounted for 10% of segment operating revenues. No other customer accounted for 10% or more of the Transportation and Storage segment operating revenues, and no single customer or group of customers under common control accounted for 10% or more of the Company's total operating revenues for the three-month period ended September 30, 2004.

Pipeline Safety Notice of Proposed Rulemaking. On December 12, 2003, the U.S. Department of Transportation issued a final rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in "high consequence areas." The final rule took effect on January 14, 2004 and incorporates requirements of the Pipeline Safety Improvement Act, enacted in December 2002. Although the Company cannot predict the actual costs of compliance with this rule, it does not expect the order to have a material incremental effect on the Company's Transportation and Storage segment operations because such required activities were already being undertaken.

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

Capital  Expenditures.   Capital   expenditures,   which  consist  primarily  of
expenditures to expand and maintain the Company's gas distribution and pipeline systems, were $77,341,000 for the three-month period ended September 30, 2004.

In December 2002, the Federal Energy Regulatory Commission (FERC) approved a Trunkline LNG certificate application to expand the Lake Charles facility to approximately 1.2 billion cubic feet (Bcf) per day of sustainable send out capacity versus the current sustainable send out capacity of .63 Bcf per day and increase terminal storage capacity to 9 Bcf from the current 6.3 Bcf. Construction on the Trunkline LNG expansion project (Phase I) commenced in September 2003 and is expected to be completed at an estimated cost totaling $137,000,000, plus capitalized interest, by the end of the 2005 calendar year. On September 17, 2004, as modified on September 23, 2004, the FERC approved Trunkline LNG's further incremental LNG expansion project (Phase II). Phase II is estimated to cost approximately $77,000,000, plus capitalized interest, and would increase the LNG terminal sustainable send out capacity to 1.8 Bcf per day. Phase II has an expected in-service date of mid-calendar 2006. Also on September 17, 2004, as modified on September 23, 2004, the FERC approved Trunkline's 30-inch diameter, approximately 23-mile natural gas pipeline loop from the LNG terminal. The pipeline project is estimated to cost approximately $41,000,000, plus capitalized interest, and will create additional transport capacity in association with the Trunkline LNG expansion as well as new and expanded delivery points with major interstate pipelines. The pipeline has an expected in-service date of mid-calendar 2005. Including Trunkline LNG's Phase I, Phase II and the 23-mile loop pipeline expansion, total capital expenditures are expected to approximate $255,000,000, plus capitalized interest, of which approximately $112,000,000 of costs are included in the line item Construction Work-In-Progress through September 30, 2004. Collectively, these projects are expected to generate approximately $80,000,000 of annualized revenue, once all projects are in service.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain forward-looking statements that are based on current expectations, estimates and projections about the industry in which the Company operates, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are outside the Company's control. Therefore, actual results, performance and achievements may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to put undue reliance on such forward-looking statements. Stockholders may review the Company's reports filed in the future with the Securities and Exchange Commission for more current descriptions of developments that could cause actual results to differ materially from such forward-looking statements.

Factors that could cause actual results to differ materially from those expressed in our forward-looking statements include, but are not limited to, the following: cost of gas; gas sales volumes; gas throughput volumes and available sources of natural gas; discounting of transportation rates due to competition; customer growth; abnormal weather conditions in the Company's service territories; the Company's ability to control costs successfully and achieve operating efficiencies, including the purchase and implementation of new technologies for achieving such efficiencies; impact of relations with labor unions of bargaining-unit employees; the receipt of timely and adequate rate relief and the impact of future rate cases or regulatory rulings; the outcome of pending and future litigation; the speed and degree to which competition is introduced to our gas distribution business; new legislation and government regulations and proceedings affecting or involving the Company; unanticipated environmental liabilities; the Company's ability to comply with or to challenge successfully existing or new environmental regulations; changes in business strategy and the success of new business ventures; the risk that the businesses acquired and any other businesses or investments that Southern Union has acquired or may acquire may not be successfully integrated with the businesses of Southern Union; exposure to customer concentration with a significant portion of revenues realized from a relatively small number of customers and any credit risks associated with the financial position of those customers; factors affecting operations such as maintenance or repairs, environmental incidents or gas pipeline system constraints; our or any of our subsidiaries debt securities ratings; the economic climate and growth in our industry and service territories and competitive conditions of energy markets in general; inflationary trends; changes in gas or other energy market commodity prices and interest rates; the current market conditions causing more customer contracts to be of shorter duration, which may increase revenue volatility; the possibility of war or terrorist attacks; the nature and impact of any extraordinary transactions such as any acquisition or divestiture of a business unit or any assets. These are representative of the factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions, and general economic conditions, including interest rate fluctuations, federal, state and local laws and regulations affecting the retail gas industry or the energy industry generally, and other factors.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes in market risks faced by the Company from those reported in the Company's Annual Report on Form 10-K for the year ended June 30, 2004.

The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7 and 7A in the Company's Annual Report on Form 10-K for the year ended June 30, 2004, in addition to the interim consolidated financial statements, accompanying notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Southern Union performed an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), and with the participation of personnel from its Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, Southern Union's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004 and have communicated that determination to the Audit Committee of Southern Union's Board of Directors.

Changes in Internal Controls

There has not been any change in Southern Union's internal controls over financial reporting identified in connection with the Company's evaluation thereof that occurred during the quarter ended September 30, 2004 that materially affected, or is reasonably likely to materially affect, Southern Union's internal controls over financial reporting.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES


PART II.  OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

        4 Supplemental Indenture No. 1 between Southern Union Company and JPMorgan Chase Bank, as Trustee, dated as of June 11, 2003. (Filed as Exhibit 4.5 to Form 8-A filed on June 20, 2003 and incorporated herein by reference.)

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

Reports on Form 8-K:

The Company filed the following Current Reports on Form 8-K during the quarter ended September 30, 2004:

Date Filed                          Description of Filing


    7/19/2004       Filing under Item 12, the press  release  issued by Southern
                    Union Company announcing the reconfirmation of fiscal year ended June 30, 2004 earning guidance of $1.35 to $1.40 per common share diluted for outstanding options and warrants.


    7/20/2004       Furnishing  under  Item  9,  the  press  release  issued  by
                    Southern Union Company announcing plans to make a public offering of 11,000,000 shares of common stock, of which 6,200,000 shares are being offered in connection with a forward sales agreement with J.P. Morgan Securities Inc. and an affiliate of Merrill Lynch, Pierce, Fenner & Smith
                    Incorporated; an additional 1,650,000 shares are being offered to the underwriters for over-allotments under an option to purchase.

    7/20/2004       Filing under Item 5, certain historical financial statements and notes  thereto of Panhandle  Eastern Pipe Line  Company,
                    LP, a wholly-owned subsidiary of Southern Union Company, including the audited historical financial statements and related notes at December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and the unaudited financial statements and related notes at March 31, 2003 and for the three months ended March 31, 2003 and 2002.

    7/21/2004       Furnishing  under  Item  9,  the  press  release  issued  by
                    Southern Union Company announcing fiscal year 2005 earnings guidance of $1.30 to $1.40 per common share diluted for outstanding options and inclusive of the 4,800,000 share issuance announced on July 20, 2004.

    7/26/2004       Filing  under Item 8.01 ,  the Forward   Agreement  among
                    Southern Union  Company,  Merrill Lynch  International,  and
                    Merrill Lynch,  Pierce,  Fenner & Smith Inc., as well as the
                    Forward Agreement between Southern Union Company,  JP Morgan
                    Chase  Bank,  and  J.P.  Morgan  Securities,  Inc.,  and the
                    Underwriting Agreement,  as amended,  between Southern Union
                    Company,  J.P.  Morgan  Securities,   Inc.,  Merrill  Lynch,
                    Pierce,  Fenner  & Smith  Inc.,  with  respect  to  Southern
                    Union's offering of 12,650,000 shares of its common stock.

    7/27/2004       Furnishing  under  Item  9,  the  press  release  issued  by
                    Southern Union Company announcing that it had priced its public offering of 11,000,000 shares of its common stock at $18.75 per share.

    8/02/2004       Announcement  of operating  performance  for the quarter and year ended June 30, 2004 and 2003 and filing, under Item 12, summary  statements of income of Southern  Union Company for
                    the   quarter   and  year  ended  June  30,  2004  and  2003
                    (unaudited) and notes thereto.

    9/01/2004       Filing under Item 8.01, the press release issued by Southern
                    Union Company announcing that CCE Holdings, LLC, a joint venture of Southern Union and its equity partner, GE
                    Commercial Finance Energy Financial Services, entered into an agreement to acquire for cash 100 percent of the equity interests of CrossCountry Energy, LLC from Enron Corp., and its affiliates.

    9/10/2004       Filing under Item 1.01, the press release issued by Southern
                    Union Company announcing that the U.S. Bankruptcy Court for the Southern District of New York issued a Final Sale Order approving the purchase Agreement, as amended, between CCE
                    Holdings,  LLC and Enron Corp. and its affiliates to acquire
                    100 percent of the equity interests of CrossCountry Energy, LLC for $2.45 billion, including the assumption of certain consolidated debt.

    9/16/2004       Filing under Item 1.01, the press release issued by Southern
                    Union Company announcing that CCE Holdings, LLC entered into a definitive agreement with ONEOK, Inc. to sell its interest in Northern  Plains  Natural  Gas  Company for  $175,000,000
                    immediately  upon closing its  acquisition  of  CrossCountry
                    Energy, LLC from Enron Corp. and its affiliates.

                     SOUTHERN UNION COMPANY AND SUBSIDIARIES










Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    SOUTHERN UNION COMPANY
                                    ----------------------
                                         (Registrant)







Date  November 9, 2004                           By   DAVID J. KVAPIL
    -------------------                             -------------------
                                                    David J. Kvapil
                                                    Executive Vice President
                                                    and Chief Financial Officer

                                                                   Exhibit  31.1


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


Date:  November 9, 2004

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


Date:  November 9, 2004

DAVID J. KVAPIL
---------------
David J. Kvapil
Executive Vice President and
Chief Financial Officer
(principal financial officer)

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of Southern Union Company (the "Company") for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George
L. Lindemann, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge (i) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



GEORGE L. LINDEMANN
-------------------
George L. Lindemann
Chairman of the Board and
Chief Executive Officer
November 9, 2004



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

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of Southern Union Company (the "Company") for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David
J. Kvapil, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge (i) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




DAVID J. KVAPIL
---------------
David J. Kvapil
Executive Vice President and
Chief Financial Officer
November 9, 2004




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