Form 10-K/A
period 2004-12-31
SOUTHERN UNION CO
filed 2005-06-27
CIK 203248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

As previously disclosed, in December 2004, the Company changed its fiscal year-end from June 30 to December 31. The Company’s change to a calendar year-end reporting period had the effect of accelerating, from June 30, 2005 to December 31, 2004, the first date for which the Company must comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. This accelerated timetable did not allow for timely completion of: (i) management’s assessment of the effectiveness of the design and operation of the Company’s internal control over financial reporting, or (ii) the Company’s independent registered public accounting firm’s audit of: (a) the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and (b) management’s assessment thereof for inclusion in the Company’s Transition Report on Form 10-K for the six-month period ended December 31, 2004, as filed with the Securities and Exchange Commission (the “Commission”) on March 16, 2005 (the “2004 Transition Report”). The Company’s management and independent registered public accounting firm have now completed their assessment and audits, respectively, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.

This Amendment No. 1 to the 2004 Transition Report is being filed principally for the purpose of: (i) replacing Item 9A, “Controls and Procedures” in its entirety to include, among other things, "Management's Report on Internal Control Over Financial Reporting"; (ii) adding Note XXIII, “Subsequent Events" to the "Notes to Consolidated Financial Statements" (and providing cross-references thereto in Items 1 and 7); (iii) replacing "Report of Independent Registered Public Accounting Firm" in its entirety to include, among other things, our independent registered public accounting firm's audit opinion on management's assessment of the effectiveness of our internal control over financial reporting and their audit opinion on the effectiveness of our internal control over financial reporting; (iv) replacing Exhibits 31.1 and 31.2 in their entirety; (v) replacing Exhibits 32.1 and 32.2 in their entirety; and (vi) adding Exhibit 23, “Consent of Independent Registered Public Accounting Firm”. In addition, this Amendment No. 1 to the 2004 Transition Report is also being filed to amend one sentence and delete another sentence from Management’s Discussion and Analysis in which the Company erroneously reported the late filing of a Form 8-K.

For convenience and ease of reference, we are filing the amended 2004 Transition Report in its entirety. This Amendment No. 1 does not reflect events occurring after the filing of the 2004 Transition Report or modify or update the disclosures therein in any way other than as described above. Also, the revisions contained in this Amendment No. 1 do not include the restatement of any financial information previously reported in our 2004 Transition Report filed with the Commission on March 16, 2005.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
FORM 10-K
DECEMBER 31, 2004

PART I

ITEM 1. Business.

Please note that the information contained in this Form 10-K/A, including the financial statements and the notes thereto, does not reflect events occurring after March 16, 2005 (the date on which Southern Union filed its 2004 Transition Report on Form 10-K). For a description of those events, please see Note XXIII - Subsequent Events and the Company’s Exchange Act reports filed since March 16, 2005.

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

ITEM 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Please note that the information contained in this Form 10-K/A, including the financial statements and the notes thereto, does not reflect events occurring after March 16, 2005 (the date on which Southern Union filed its 2004 Transition Report on Form 10-K). For a description of those events, please see Note XXIII - Subsequent Events and the Company’s Exchange Act reports filed since March 16, 2005.

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

The Company has an effective shelf registration statement, to be eligible to use it, at the time of the filing of our Form 10-K we need to have timely made all required filings for the past year. Due to the fact that we (and our independent registered public accounting firm) did not complete the procedures required by Section 404 of the Sarbanes-Oxley Act, as more fully described in the Explanatory Note, by the March 16, 2004 due date of our original Transition Report on Form 10-K for the period ended December 31, 2004, our Form 10-K was not considered to have been timely filed. Absent a waiver from the Staff of the Securities and Exchange Commission, we will be unable to use our Form S-3 until we file our Form 10-K for the year ended December 31, 2005. The inability to access the capital markets only applies to short-form registration using the Company’s shelf registration statement on Form S-3 and would not preclude the Company from long-form registration, from securities issuances in privately-negotiated transactions or from obtaining bank loans to meet any capital requirements.

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

Cautionary Statement Regarding Forward-Looking Information. This Management’s Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Annual Report on Form 10-K contain forward-looking statements that are based on current expectations, estimates and projections about the industry in which the Company operates, management’s beliefs and assumptions made by management. Words such as “expects,”“anticipates,”“intends,”“plans,”“believes,”“seeks,”“estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are outside the Company’s control. Therefore, actual results, performance and achievements may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to put undue reliance on such forward-looking statements. Stockholders may review the Company’s reports filed in the future with the Securities and Exchange Commission for more current descriptions of developments that could cause actual results to differ materially from such forward-looking statements.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We have established disclosure controls and procedures to ensure that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), and with the participation of personnel from our Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2004.

Management’s Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Exchange Act Rule 13a-15(f) as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under that framework and applicable Securities and Exchange Commission rules, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.

Our management's assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Southern Union Company
June 27, 2005

Changes in Internal Control Over Financial Reporting.

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

                                                                                                                                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Southern Union has duly caused this report to be signed by the undersigned, thereunto duly authorized, on June 27, 2005.

SOUTHERN UNION COMPANY

By /s/ THOMAS F. KARAM
Thomas F. Karam
President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Southern Union and in the capacities indicated as of  June 27, 2005.

Signature/Name	Title
GEORGE L. LINDEMANN*	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

DAVID BRODSKY*	Director

FRANK W. DENIUS*	Director

KURT A. GITTER, M.D.*	Director

HERBERT H. JACOBI*	Director

THOMAS F. KARAM	Director
Thomas F. Karam

ADAM M. LINDEMANN*	Director

THOMAS N. McCARTER, III*	Director

GEORGE ROUNTREE, III*	Director

DAVID J. KVAPIL	Executive Vice President and Chief Financial Officer
David J. Kvapil	(Principal Financial Officer and Principal Accounting Officer)

*By THOMAS F. KARAM
Thomas F. Karam
Attorney-in-fact

SOUTHERN UNION COMPANY AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                       Page
Financial Statements:
Consolidated statement of operations - six months ended December 31, 2004 and
years ended June 30, 2004, 2003 and 2002	F-2
Consolidated balance sheet - December 31, 2004, June 30, 2004 and June 30, 2003	F-3 to F-4
Consolidated statement of cash flows - six months ended December 31, 2004 and
years ended June 30, 2004, 2003 and 2002	F-5
Consolidated statement of stockholders' equity and comprehensive income (loss) -
six months ended December 31, 2004 and years ended June 30, 2004, 2003 and 2002	F-6 to F-7
Notes to consolidated financial statements	F-8 to F-54
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

XX Quarterly Operations (Unaudited)

Six Months Ended	Quarter Ended
December 31, 2004	September 30	December 31	Total
Operating revenues	$234,576	$559,762	$794,338
Net operating revenues, excluding depreciation and amortization	164,649	250,396	415,045
Net earnings (loss) from continuing operations	(7,140)	21,911	14,771
Net earnings (loss) available for common shareholders	(11,481)	17,569	6,088
Diluted net earnings (loss) per share available for common shareholders:(1)
Continuing operations	(.15)	.20	.07
Available for common shareholders	(.15)	.20	.07

Year Ended	Quarter Ended
June 30, 2004	September 30	December 31	March 31	June 30	Total
Operating revenues	$231,351	$507,066	$774,551	$286,806	$1,799,774
Net operating revenues, excluding depreciation and amortization	169,266	240,050	297,864	182,761	889,941
Net earnings (loss) from continuing operations	(3,707)	38,422	75,367	3,943	114,025
Net earnings (loss) available for common shareholders	(3,707)	34,418	71,026	(398)	101,339
Diluted net earnings (loss) per share available for common shareholders:(1)
Continuing operations	(.05)	.45	.91	(.01)	1.30
Available for common shareholders	(.05)	.45	.91	(.01)	1.30

Year Ended	Quarter Ended
June 30, 2003	September 30	December 31	March 31	June 30	Total
Operating revenues	$ 99,710	$ 346,104	$ 535,663	$ 207,023	$ 1,188,500
Net operating revenues, excluding depreciation and amortization	54,464	118,031	161,400	89,509	423,404
Net earnings (loss) from continuing operations	(9,186)	18,519	46,234	(11,898)	43,669
Net earnings (loss) from discontinued operations	2,691	10,900	17,665	1,264	32,520
Net earnings (loss) available for common shareholders	(6,495)	29,419	63,899	(10,634)	76,189
Diluted net earnings (loss) per share available for common shareholders:(1)
Continuing operations	(.16)	.30	.75	(.19)	.70
Discontinued operations	.05	.18	.29	.02	.52
Available for common shareholders	(.11)	.48	1.04	(.17)	1.22

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

	Six Months
	Ended
	December 31,	Year Ended June 30,
	2004	2004	2003	2002
Revenues from external customers:
Distribution	$549,346	$1,304,405	$1,158,964	$968,933
Transportation and Storage	242,743	490,883	24,522	--
Total segment operating revenues	792,089	1,795,288	1,183,486	968,933
All Other	2,249	4,486	5,014	11,681
Total consolidated operating revenues	$794,338	$1,799,774	$1,188,500	$980,614

Depreciation and amortization:
Distribution	$32,511	$57,601	$56,396	$53,937
Transportation and Storage	30,159	59,988	3,197	--
Total segment depreciation and
amortization	62,670	117,589	59,593	53,937
All Other	306	572	590	2,387
Corporate	400	594	459	2,665
Total consolidated depreciation and
amortization	$63,376	$118,755	$60,642	$58,989

Operating income:
Distribution	$19,396	$118,894	$142,762	$135,502
Transportation and Storage	90,121	193,502	9,628	--
Total segment operating income	109,517	312,396	152,390	135,502
All Other	(1,783)	(3,514)	13	--
Corporate	(803)	(3,555)	(10,039)	(15,218)
Business restructuring charges	--	--	--	(29,159)
Total consolidated operating income	$106,931	$305,327	$142,364	$91,125

	Six Months
	Ended
	December 31,	Year Ended June 30,
	2004	2004	2003	2002
Total assets:
Distribution	$2,448,750	$2,231,970	$2,243,257	$2,156,106
Transportation and Storage	2,348,354	2,197,289	2,212,467	--
Total segment assets	4,797,104	4,429,259	4,455,724	2,156,106
All Other	40,320	42,133	50,073	53,339
Corporate	730,865	101,066	85,141	75,173
Sale of assets - Texas operations	--	--	--	395,446
Total consolidated assets	$5,568,289	$4,572,458	$4,590,938	$2,680,064

Expenditures for long-lived assets:
Distribution	$56,442	$78,791	$67,327	$68,042
Transportation and storage	111,886	131,378	5,128	--
Total segment expenditures for
long-lived assets	168,328	210,169	72,455	68,042
All other	133	856	1,653	1,365
Corporate	9,976	15,028	5,622	1,291
Total consolidated expenditures for
long-lived assets	$178,437	$226,053	$79,730	$70,698

Reconciliation of operating income to earnings
from continuing operations before income taxes:
Operating income	$106,931	$305,327	$142,364	$91,125
Interest	(64,898)	(127,867)	(83,343)	(90,992)
Earnings from unconsolidated
investments	4,745	200	422	1,420
Dividends on preferred securities of
subsidiary trust	--	--	(9,480)	(9,480)
Other income, net	(18,080)	5,468	17,979	12,858
Earnings from continuing operations
before income taxes	$28,698	$183,128	$67,942	$4,931

XXII Transition Period Comparative Data

The following table presents certain summarized financial information for the six months ended December 31, 2004 and 2003:

	Six Months Ended December 31,
	2004	2003
		(Unaudited)

Operating revenues	$794,338	$738,417

Operating income	106,931	119,266

Earnings before income taxes	28,698	57,077

Federal and state income taxes	(13,927)	(22,362)

Net earnings	14,771	34,715

Preferred stock dividends	(8,683)	(4,004)

Net earnings available for common shareholders	6,088	30,711

Net earnings available for common shareholders per share:
Basic	$.07	$.41
Diluted	$.07	$.40

Weighted average shares outstanding:
Basic	81,995,878	75,337,197
Diluted	85,298,894	77,496,541

XXIII Subsequent Events

•
On March 24, 2005, the Board of Directors of Advent, one of the Company’s cost method investments, approved the filing of a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the Western District of Texas. As a result, Southern Union recorded a $4,000,000 liability associated with the guarantee by a subsidiary of the Company of a line of credit between Advent and JPMorgan Chase in the first quarter of 2005. Subsequent to its bankruptcy filing on April 8, 2005, Advent defaulted on its $4,000,000 line of credit with JPMorgan Chase, and the guarantee liability was funded. Also as of March 31, 2005, the Company recorded a $508,000 other-than-temporary impairment of its remaining unreserved investment in Advent.  The total charge of $4,508,000 was reflected in other income, net in the Consolidated Statement of Operations for the quarter ended March 31, 2005. The Company’s investment in Advent was fully reserved in the Consolidated Balance Sheet as of March 31, 2005.

•
As of March 31, 2005, the Company anticipates that the $11,942,000 deferred tax asset for the difference between the book and tax basis of the Company’s investment in CCE Holdings will be fully realized. Accordingly, the related $11,942,000 valuation allowance is being reversed as an adjustment to the income tax provision in 2005.

•
On April 29, 2005, the Company refinanced the LNG bank loans of $255,626,000, due 2007, for the same amount and term and terminated the related interest rate swaps previously designated as a cash flow hedge to fix the interest rate applicable to the LNG floating rate debt. As a result, a gain of $3,465,000 ($2,072,000 net of tax) was recorded in accumulated other comprehensive income during the second quarter of 2005 and will be amortized to interest expense through the maturity date of the original bank loans in 2007. The new notes have substantially the same terms as the old notes with the exception of the following primary differences: (i) the assets of Trunkline LNG are not pledged as collateral; (ii) Panhandle Energy and Trunkline LNG each severally provided a guarantee for the notes; and (iii) the interest rate is tied to the rating of Panhandle Energy’s unsecured funded debt.

•
On May 2, 2005, the Company was served with a complaint filed against NEGC in the Superior Court of Providence, Rhode Island, alleging certain grounds and claims for damages as a result of previous events that occurred in Tiverton, Rhode Island. The plaintiffs seek to recover damages for the diminution in value of their property, lost use and enjoyment of their properties and emotional stress in an unspecified amount. On June 2, 2005, the Company was served with a second multi-plaintiff lawsuit filed in the Superior Court of Newport County in which the plaintiffs make similar claims. Both lawsuits are being removed to federal court. The Company will vigorously defend against both lawsuits.

•	The Company repaid the $76,087,000 principal outstanding under its 2002 Term Note and as of June 2, 2005, the 2002 Term Note was canceled.

•	As of June 10, 2005, there was a balance of $128,800,000 outstanding under the Company’s Long-Term Facility and other credit facilities.

•
Beginning January 1, 2005, the Company began using Earnings Before Interest and Taxes (EBIT) as the primary financial measure to evaluate segment performance and internally manage its business. Evaluating segment performance based on EBIT is a change from utilizing operating income in prior periods. EBIT will allow management and investors to more effectively evaluate the performance of all of the Company’s consolidated subsidiaries and unconsolidated investments, including its equity investment in CCE Holdings, which will be included in the Company’s Transportation and Storage segment going forward. The Company defines EBIT as net earnings (loss) available for common shareholders, adjusted for: (i) items that do not impact earnings (loss) from continuing operations, such as extraordinary items, discontinued operations and the impact of accounting changes; (ii) income taxes; (iii) interest; and (iv) dividends on preferred stock. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net earnings and other performance measures such as operating income or operating cash flow.

•
On April 15, 2005, the SEC amended Regulation S-X so that registrants are now required to prepare financial statements in accordance with FASB Statement 123R, Share Based Payment, beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005.  The Company is continuing to evaluate the impact of this Statement on its consolidated financial statements and will adopt this Statement as of January 1, 2006.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
of Southern Union Company:

We have completed an integrated audit of Southern Union Company’s December 31, 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its June 30, 2004, 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders’ equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Southern Union Company and its subsidiaries at December 31, 2004, June 30, 2004 and June 30, 2003, and the results of their operations and their cash flows for the six month period ended December 31, 2004 and for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, we have audited management's assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Southern Union Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our report dated March 16, 2005, we stated that the Company had not reported on its assessment of the effectiveness of internal control over financial reporting and, accordingly, the scope of our work was not sufficient to enable us to express, and we did not express, an opinion on the effectiveness of the Company's internal control over financial reporting. The Company has now reported on its assessment of the effectiveness of internal control over financial reporting and we have completed our audit thereof. Accordingly, our present report insofar as it relates to the Company's internal control over financial reporting as of December 31, 2004, as presented herein, is different from our previous report.

In our opinion, management’s assessment that Southern Union Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP

Houston, Texas
June 27, 2005