Form 10-K/A
period 2004-12-31
SOUTHERN UNION CO
filed 2005-06-28
CIK 203248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K/A
(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Stockholders for the year ended December 31, 2004, are incorporated by reference in Parts II and IV.

Portions of the registrant’s proxy statement for its annual meeting of stockholders that is scheduled to be held on May 9, 2005, are incorporated by reference into Part III.

EXHIBIT INDEX

Exhibit
   No.         Description

23	Consent of Independent Registered Public Accounting Firm, Parente Randolph PC, with respect to Southern Union Savings Plan.

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

99.1	Financial Statements and Supplemental Schedules required by Form 11-K for the Southern Union Savings Plan for the fiscal year ended December 31, 2004.*

*The financial statements and supplemental schedules of the Southern Union Savings Plan have been filed in paper.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN UNION COMPANY
(Registrant)

Date June 28, 2005	By /S/ DAVID J. KVAPIL
David J. Kvapil
Executive Vice President and
Chief Financial Officer (Principal
Accounting Officer)