Form 10-Q
period 2005-06-30
SOUTHERN UNION CO
filed 2005-08-09
CIK 203248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
____________________________

FORM 10-Q

For the quarterly period ended

June 30, 2005

Commission File No. 1-6407

____________________________

SOUTHERN UNION COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-0571592 (I.R.S. Employer Identification No.)

417 Lackawanna Avenue Scranton, Pennsylvania (Address of principal executive offices)	18503-2013 (Zip Code)

Registrant's telephone number, including area code: (570) 614-5000

One PEI Center, Second Floor Wilkes-Barre, Pennsylvania (Former address of principal executive offices)	18711 (Former Zip Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange in which registered
Common Stock, par value $1 per share	New York Stock Exchange
7.55% Depositary Shares	New York Stock Exchange
5.75% Corporate Units	New York Stock Exchange
5.00% Corporate Units	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securi-ties Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ✓  No___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes  ✓  No___

The number of shares of the registrant's Common Stock outstanding on July 29, 2005 was 106,064,227.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
FORM 10-Q
June 30, 2005

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SOUTHERN UNION COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2005	2004
	(thousands of dollars, except shares and per share amounts)
Operating revenues:
Gas distribution	$192,897	$177,170
Gas transportation and storage	110,421	108,251
Other	1,846	1,377
Total operating revenues	305,164	286,798

Cost of gas and other energy	(111,284)	(98,062)
Revenue-related taxes	(6,718)	(5,983)
Net operating revenues, excluding depreciation and amortization	187,162	182,753

Operating expenses:
Operating, maintenance and general	112,044	103,034
Depreciation and amortization	31,953	29,305
Taxes, other than on income and revenues	12,089	14,698
Total operating expenses	156,086	147,037
Operating income	31,076	35,716

Other income (expenses):
Interest	(31,796)	(30,212)
Earnings from unconsolidated investments	20,233	79
Other, net	93	(293)
Total other expenses, net	(11,470)	(30,426)

Earnings before income taxes	19,606	5,290

Federal and state income taxes	3,930	1,347

Net earnings	15,676	3,943

Preferred stock dividends	(4,341)	(4,341)

Net earnings (loss) available for common shareholders	$11,335	$(398)

Net earnings (loss) available for common shareholders per share:
Basic	$.11	$(.01)
Diluted	$.10	$(.01)

Weighted average shares outstanding:
Basic	104,434,683	75,599,340
Diluted	108,585,475	75,599,340
See accompanying notes.

SOUTHERN UNION COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(thousands of dollars, except shares and per share amounts)
Operating revenues:
Gas distribution	$823,953	$812,554
Gas transportation and storage	245,821	246,420
Other	2,947	2,393
Total operating revenues	1,072,721	1,061,367

Cost of gas and other energy	(559,757)	(552,798)
Revenue-related taxes	(28,957)	(27,934)
Net operating revenues, excluding depreciation and amortization	484,007	480,635

Operating expenses:
Operating, maintenance and general	207,866	209,843
Depreciation and amortization	63,264	55,724
Taxes, other than on income and revenues	26,219	28,997
Total operating expenses	297,349	294,564
Operating income	186,658	186,071

Other income (expenses):
Interest	(67,001)	(61,268)
Earnings from unconsolidated investments	35,573	77
Other, net	(3,577)	1,171
Total other expenses, net	(35,005)	(60,020)

Earnings before income taxes	151,653	126,051

Federal and state income taxes	43,782	46,741

Net earnings	107,871	79,310

Preferred stock dividends	(8,682)	(8,682)

Net earnings available for common shareholders	$99,189	$70,628

Net earnings available for common shareholders per share:
Basic	$.98	$.93
Diluted	$.94	$.91

Weighted average shares outstanding:
Basic	101,319,353	75,548,433
Diluted	105,623,743	77,876,291

See accompanying notes.

SOUTHERN UNION COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS	(thousands of dollars)

Property, plant and equipment:
Plant in service	$3,919,946	$3,869,221
Construction work in progress	312,170	237,283
	4,232,116	4,106,504
Less accumulated depreciation and amortization	(836,146)	(778,876)
Net property, plant and equipment	3,395,970	3,327,628

Current assets:
Cash and cash equivalents	611	30,053
Accounts receivable, billed and unbilled, net	191,495	333,492
Federal and state taxes receivable	3,361	--
Inventories	263,978	267,136
Gas imbalances - receivable	31,914	36,122
Prepayments and other assets	33,414	45,705
Total current assets	524,773	712,508

Goodwill	640,547	640,547

Deferred charges	195,994	199,064

Unconsolidated investments	666,748	631,893

Other	53,684	56,649

Total assets	$5,477,716	$5,568,289

See accompanying notes.

SOUTHERN UNION COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Continued)
(Unaudited)

	June 30,	December 31,
	2005	2004
STOCKHOLDERS’ EQUITY AND LIABILITIES	(thousands of dollars)

Stockholders’ equity:
Common stock, $1 par value; authorized 200,000,000 shares; issued 105,950,754 and 90,762,650 shares, respectively	$105,951	$90,763
Preferred stock, no par value; authorized 6,000,000 shares; issued 920,000 shares	230,000	230,000
Premium on capital stock	1,524,157	1,204,590
Less treasury stock, 404,536 shares at cost	(12,870)	(12,870)
Less common stock held in trust: 1,100,986 and 1,198,034 shares, respectively	(16,914)	(17,980)
Deferred compensation plans	13,456	14,128
Accumulated other comprehensive loss	(57,974)	(59,118)
Retained earnings	147,233	48,044

Total stockholders’ equity	1,933,039	1,497,557

Long-term debt and capital lease obligations	2,177,361	2,070,353

Total capitalization	4,110,400	3,567,910

Current liabilities:
Long-term debt and capital lease obligations due within one year	898	89,650
Notes payable	152,000	699,000
Accounts payable and accrued liabilities	120,867	183,018
Federal, state and local taxes payable	28,270	33,946
Accrued interest	37,121	36,934
Customer deposits	13,423	13,156
Deferred gas purchases	51,101	3,709
Gas imbalances - payable	101,840	102,567
Other	149,671	151,856

Total current liabilities	655,191	1,313,836

Deferred credits	304,187	321,049

Accumulated deferred income taxes	407,938	365,494

Commitments and contingencies

Total stockholders’ equity and liabilities	$5,477,716	$5,568,289

See accompanying notes.

SOUTHERN UNION COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Unaudited)

						Accumulated
					Common	Other		Total
	Common	Preferred	Premium	Treasury	Stock	Comprehen-		Stock-
	Stock,$1	Stock, No	on Capital	Stock, at	Held in	sive Income	Retained	holders’
	Par Value	Par Value	Stock	Cost	Trust	(Loss)	Earnings	Equity
	(thousands of dollars)

Balance December 31, 2004	$90,763	$230,000	$1,204,590	$(12,870)	$(3,852)	$(59,118)	$48,044	$1,497,557

Comprehensive income:
Net earnings	--	--	--	--	--	--	107,871	107,871
Net unrealized gain on hedging activities, net of tax	--	--	--	--	--	1,144	--	1,144
Comprehensive income	--	--	--	--	--	--	--	109,015
Preferred stock dividends	--	--	--	--	--	--	(8,682)	(8,682)
Distribution of common stock held in trust	--	--	1,143	--	1,685	--	--	2,828
Issuance of common stock	14,913	--	316,859	--	--	--	--	331,772
Issuance costs of equity units	--	--	(2,622)	--	--	--	--	(2,622)
Restricted stock award	--	--	1,504	--	(1,504)	--	--	--
Restricted stock amortization	--	--	--	--	213	--	--	213
Contract adjustment payment	--	--	(1,759)	--	--	--	--	(1,759)
Exercise of stock options	275	--	4,442	--	--	--	--	4,717
Balance June 30, 2005	$105,951	$230,000	$1,524,157	$(12,870)	$(3,458)	$(57,974)	$147,233	$1,933,039

The Company’s common stock is $1 par value. Therefore, the change in Common Stock, $1 Par Value is equivalent to the change in the number of shares of common stock issued.

See accompanying notes.

SOUTHERN UNION COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(thousands of dollars)

Cash flows provided by (used in) operating activities:
Net earnings	$107,871	$79,310
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	63,264	55,724
Amortization of debt expense	2,963	2,666
Amortization of debt premium	(1,229)	(7,242)
Deferred income taxes	41,697	41,736
Provision for bad debts	14,050	13,229
Provision for impairment of other assets	508	--
Earnings from unconsolidated investments	(35,573)	(77)
Other	(147)	(227)
Changes in operating assets and liabilities:
Accounts receivable, billed and unbilled	127,946	114,804
Gas imbalance receivable	4,208	12,404
Accounts payable	(59,045)	(17,081)
Gas imbalance payable	(727)	(2,808)
Accrued interest	187	(1,593)
Customer deposits	267	(791)
Deferred gas purchase costs	53,389	22,512
Inventories	3,158	31,578
Deferred charges	2,960	--
Deferred credits	(16,862)	15,166
Prepaids and other assets	9,259	2,413
Taxes and other liabilities	(10,660)	(7,486)
Net cash flows provided by operating activities	307,484	354,237
Cash flows used in investing activities:
Additions to property, plant and equipment	(135,531)	(114,962)
Notes receivable	--	(1,000)
Other	(2,181)	387
Net cash flows used in investing activities	(137,712)	(115,575)
Cash flows used in financing activities:
Increase (decrease) in bank overdraft	1,740	(4,407)
Issuance of common stock	331,772	--
Issuance of equity units	100,000	--
Issuance cost of equity units	(2,622)	--
Issuance of long-term debt	255,626	200,000
Issuance cost of debt	(680)	(4,534)
Issuance costs of preferred stock	--	(177)
Dividends paid on preferred stock	(8,682)	(8,393)
Repayment of debt and capital lease obligations	(334,609)	(191,620)
Net payments under revolving credit facilities	(547,000)	(231,000)
Proceeds from exercise of stock options	3,958	4,121
Other	1,283	(3,491)
Net cash flows used in financing activities	(199,214)	(239,501)
Change in cash and cash equivalents	(29,442)	(839)
Cash and cash equivalents at beginning of period	30,053	20,810
Cash and cash equivalents at end of period	$611	$19,971

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$71,117	$70,047
Income taxes	$218	$10,839

See accompanying notes.

SOUTHERN UNION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I. Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited interim consolidated financial statements of Southern Union Company (Southern Union or the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) for quarterly reports on Form 10-Q. These statements do not include all of the information and note disclosures required by generally accepted accounting principles, and should be read in conjunction with Southern Union’s financial statements and notes thereto for the six months ended December 31, 2004, included in Southern Union’s Transition Report on Form 10-K, as amended, filed with the SEC. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect adjustments (including both normal recurring as well as any non-recurring) that are, in the opinion of management, necessary for a fair statement of results for the interim period. Because of the seasonal nature of Southern Union’s operations, the results of operations and cash flows for any interim period are not necessarily indicative of the results that may be expected for the full year. All dollar amounts in the tables herein, except per share amounts, are stated in thousands unless otherwise indicated. Certain prior period amounts have been reclassified to conform with the current period presentation.

Stock Based Compensation.  Southern Union accounts for stock option grants using the intrinsic-value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related authoritative interpretations. Under the intrinsic-value method, no compensation expense is recognized because the exercise price of the Southern Union’s employee stock options is greater than or equal to the market price of the underlying stock on the date of grant.

The following table illustrates the effect on net earnings and net earnings available for common shareholders per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, to stock-based employee compensation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net earnings, as reported	$15,676	$3,943	$107,871	$79,310
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes	373	397	373	808
Pro forma net earnings	$15,303	$3,546	$107,498	$78,502

Net earnings (loss) available for common shareholders per share:
Basic -- as reported	$.11	$(.01)	$.98	$.93
Basic -- pro forma	$.10	$(.01)	$.98	$.92

Diluted -- as reported	$.10	$(.01)	$.94	$.91
Diluted -- pro forma	$.10	$(.01)	$.93	$.88

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below gives an overview of comprehensive income for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net earnings	$15,676	$3,943	$107,871	$79,310
Other comprehensive income (loss):
Unrealized gain on hedging activities, net of tax	310	4,053	2,443	3,206
Realized (gain) on hedging activities in net earnings, net of tax	(339)	(1,154)	(1,299)	(2,319)
Other comprehensive income (loss)	(29)	2,899	1,144	887
Comprehensive income	$15,647	$6,842	$109,015	$80,197

Accumulated other comprehensive loss reflected in the Consolidated Balance Sheet at June 30, 2005 and December 31, 2004 includes net unrealized gains and losses, net of tax, on hedging activities and minimum pension liability adjustments.

New Accounting Pronouncements.

Southern Union’s significant accounting policies are discussed in its 2004 Transition Report on Form 10-K, as amended. The information below provides updating information or required interim disclosures with respect to those policies or disclosure where those policies have changed.

FSP No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Medicare Prescription Drug Act). Issued by the Financial Accounting Standards Board (the FASB) in May 2004, FASB Financial Staff Position (FSP) No. FAS 106-2 (FSP FAS 106-2) requires entities to record the impact of the Medicare Prescription Drug Act as an actuarial gain in the postretirement benefit obligation for postretirement benefit plans that provide drug benefits covered by that legislation. Southern Union adopted this FSP as of March 31, 2005, the effect of which was not material to the Company's consolidated financial statements. The effect of this FSP may vary as a result of any future changes to the Company's benefit plans.

FASB Statement No. 123R, “Share-Based Payment (revised 2004)”. Issued by the FASB in December 2004, the statement revises FASB Statement No. 123, Accounting for Stock-Based Compensation, supersedes Accounting Principal Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. This Statement will be effective for the Company beginning January 1, 2006, and will require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements.  In addition, the adoption of this Statement will require additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

FSP No. 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes’, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed. The Act raises a number of issues with respect to accounting for income taxes. On December 21, 2004, the FASB issued a Staff Position regarding the accounting implications of the Act related to the deduction for qualified domestic production activities (FSP FAS 109-1), which is effective for periods subsequent to December 31, 2004. The guidance in the FSP applies to financial statements for periods ending after the date the Act was enacted. In FSP FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, the FASB decided that the deduction for qualified domestic production activities should be accounted for as a special deduction under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, and rejected an alternative view to treat it as a rate reduction. Accordingly, any benefit from the deduction should be reported in the period in which the deduction is claimed on the tax return. In most cases, a company’s existing deferred tax balances will not be impacted at the date of enactment. The deduction could have an

SOUTHERN UNION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

impact on the effective tax rate of some companies and, therefore, should be considered when determining the estimated annual rate used for interim financial reporting. The Company has evaluated the impact of this FSP and does not believe it will have a significant impact on its consolidated financial statements.

FSP No. FIN 46R-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities”. Issued by the FASB in March 2005, this Staff Position addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. An implicit variable interest is an implied pecuniary interest in an entity that indirectly changes with changes in the fair value of the entity's net assets exclusive of variable interests. Implicit variable interests may arise from transactions with related parties, as well as from transactions with unrelated parties. This Staff Position will be effective, for entities to which the interpretations of FIN 46(R) have been applied, beginning December 31, 2005. Southern Union adopted this FSP as of March 31, 2005, the effect of which had no impact on its consolidated financial statements.

FIN No. 47, “Accounting for Conditional Asset Retirement Obligations”. Issued by the FASB in March 2005, this Interpretation clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation, when incurred, if the fair value of the liability can be reasonably estimated. This Interpretation will be effective for the Company beginning on December 31, 2005. The Company is currently evaluating the impact of this Interpretation on its consolidated financial statements.

FASB Statement No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. Issued by the FASB in May 2005, this statement requires retrospective application to prior period financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. This statement further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement will be effective for the Company beginning on January 1, 2006.

FERC Accounting Release. On June 30, 2005, the Federal Energy Regulatory Commission (FERC) issued an order, subject to rehearing, on accounting for pipeline assessment costs that requires pipeline companies to expense rather than capitalize certain costs related to mandated pipeline integrity programs (under the Pipeline Safety Improvement Act of 2002). The accounting release determined that assessment activities associated with an integrity management program must be accounted for as maintenance and charged to expense in the period incurred. Costs associated with any remediation or rehabilitation can be capitalized. The accounting guidance is now proposed to be effective January 1, 2006. Panhandle Energy (being the group of companies including Panhandle Eastern Pipe Line Company (Panhandle Eastern Pipe Line), Trunkline Gas Company (Trunkline), Trunkline LNG Company (Trunkline LNG), Sea Robin Pipeline Company (Sea Robin) and Pan Gas Storage (d.b.a. Southwest Gas Storage)) is currently reviewing the implications of the FERC accounting order.

II. Acquisitions and Sales

On November 17, 2004, CCE Holdings, LLC (CCE Holdings), a joint venture in which Southern Union indirectly owns a 50% interest, acquired 100% of the equity interests of CrossCountry Energy, LLC (CrossCountry Energy) from Enron Corp. and its subsidiaries for a purchase price of approximately $2,450,000,000 in cash, including certain consolidated debt. Concurrent with this transaction, CCE Holdings divested CrossCountry Energy’s interests in Northern Plains Natural Gas Company, LLC and NBP Services, LLC to ONEOK, Inc. (ONEOK) for $175,000,000 in cash. Following these transactions, CCE Holdings owns 100% of Transwestern Pipeline Company, LLC and has a 50% interest in Citrus Corp. (Citrus) - which, in turn, owns 100% of Florida Gas Transmission Company. An affiliate of El Paso Corporation owns the remaining 50% of Citrus. The Company funded its $590,500,000 equity investment

SOUTHERN UNION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in CCE Holdings through borrowings of $407,000,000 under an equity bridge loan facility, net proceeds of $142,000,000 from the settlement on November 16, 2004 of its July 2004 forward sale of 8,242,500 shares of its common stock, and additional borrowings of approximately $42,000,000 under its existing revolving credit facility. Subsequently, in February 2005 Southern Union issued 2,000,000 of its 5% Equity Units from which it received net proceeds of approximately $97,378,000, and issued 14,913,042 shares of its common stock, from which it received net proceeds of approximately $331,772,000, all of which was utilized to repay indebtedness incurred in connection with its investment in CCE Holdings (see Note VII - Stockholders’ Equity). The Company’s investment in CCE Holdings is accounted for using the equity method of accounting. Accordingly, Southern Union reports its share of CCE Holdings’ earnings as earnings from unconsolidated investments in the Consolidated Statement of Operations.

III. Earnings per Share

Basic earnings per share is computed based on the weighted-average number of common shares outstanding during each period, reduced by total shares held in various rabbi trusts. Diluted earnings per share is computed based on the weighted-average number of common shares outstanding during each period, increased by common stock equivalents from stock options, warrants, restricted stock and convertible equity units. A reconciliation of the shares used in the basic and diluted earnings per share calculations is shown in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Weighted average shares outstanding	105,508,893	76,732,615	102,422,941	76,708,996
Less weighted average rabbi trust shares outstanding	1,074,210	1,133,275	1,103,588	1,160,563
Weighted average shares outstanding - Basic	104,434,683	75,599,340	101,319,353	75,548,433

Weighted average shares outstanding - Basic	104,434,683	75,599,340	101,319,353	75,548,433
Add weighted average rabbi trust shares outstanding	1,074,210	--	1,103,588	1,160,563
Add assumed vesting of restricted stock	265	--	132	--
Add assumed conversion of equity units	1,966,529	--	1,952,626	284,989
Add assumed exercise of stock options	1,109,788	--	1,248,044	882,306
Weighted average shares outstanding - Diluted	108,585,475	75,599,340	105,623,743	77,876,291

Due to its anti-dilutive effect, FASB Statement No. 128, Earnings per Share, prohibits the inclusion of potential common shares in diluted earnings per share in the period that a loss from continuing operations is incurred. As the Company incurred a loss from continuing operations for the three months ended June 30, 2004, basic and diluted earnings per share are equal for that period.

See Note VII - Stockholders’ Equity for discussion of restricted stock granted on June 27, 2005.

For the three months ended June 30, 2005 and 2004, “anti-dilutive” options outstanding were 10,989 and nil, respectively. For the six months ended June 30, 2005 and 2004, “anti-dilutive” options outstanding were 5,525 and nil, respectively. At June 30, 2005, 1,100,986 shares of common stock were held by various rabbi trusts for certain of the Company’s benefit plans and 110,996 shares of common stock were held in a rabbi trust for certain employees who deferred receipt of shares of common stock for stock options exercised. From time to time, the Company’s benefit plans may purchase shares of Southern Union common stock subject to regular restrictions.

On February 11, 2005, the Company issued 2,000,000 of its 5% Equity Units at a public offering price of $50 per unit. Each equity unit consists of a 1/20th interest in a $1,000.00 principal amount of Southern Union’s 4.375% Senior Notes due 2008 (see Note IX - Long-Term Debt and Capital Lease Obligations) and a forward stock purchase contract that obligates the holder to purchase Southern Union common stock on February 16, 2008, at a price based on the preceding 20-day average closing price (subject to a minimum and maximum conversion price per share of $24.61 and $30.76, respectively, which are subject to adjustments for future stock splits or stock dividends). Southern Union will issue between 3,250,711 shares and 4,063,389 shares of its common stock (also subject to adjustments for future stock splits or stock dividends) upon the consummation of the forward purchase contracts. Until the conversion

SOUTHERN UNION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

date, the equity units will have a dilutive effect on earnings per share if Southern Union’s average common stock price for the period exceeds the settlement conversion price (see Note VII - Stockholders’ Equity).

On June 11, 2003, Southern Union issued 2,500,000 of its 5.75% Equity Units at a public offering price of $50 per unit. Each equity unit consists of a $50.00 principal amount of Southern Union’s 2.75% Senior Notes due 2006 (see Note IX - Long-Term Debt and Capital Lease Obligations) and a forward stock purchase contract that obligates the holder to purchase Southern Union common stock on August 16, 2006, at a price based on the preceding 20-day average closing price (subject to a minimum and maximum conversion price per share of $14.51 and $17.71, respectively, which are subject to adjustments for future stock splits or stock dividends). Southern Union will issue between 7,060,067 shares and 8,613,281 shares of its common stock (also subject to adjustments for future stock splits or stock dividends) upon the consummation of the forward purchase contracts. Until the conversion date, the equity units will have a dilutive effect on earnings per share if Southern Union’s average common stock price for the period exceeds the settlement conversion price (see Note VII - Stockholders’ Equity).

IV. Goodwill

There was no change in the carrying amount of goodwill for the six-month period ended June 30, 2005. As of June 30, 2005, the Company has goodwill of $640,547,000 from its Distribution segment. The Distribution segment is tested at least annually for impairment.

V. Deferred Charges and Credits

	June 30,	December 31,
	2005	2004
Deferred Charges
Pensions	$54,070	$55,848
Unamortized debt expense	35,586	37,869
Income taxes	32,661	32,661
Retirement costs other than pensions	22,980	24,459
Environmental	16,113	16,332
Service Line Replacement program	13,558	15,161
Other	21,026	16,734
Total Deferred Charges	$195,994	$199,064

As of June 30, 2005 and December 31, 2004, the Company’s deferred charges include regulatory assets relating to Distribution segment operations in the aggregate amount of $93,340,000 and $100,653,000, respectively, of which $57,293,000 and $60,611,000, respectively, is being recovered through current rates. As of June 30, 2005 and December 31, 2004, the remaining recovery period associated with these assets ranged from 1 month to 193 months and from 1 month to 199 months, respectively. None of these regulatory assets, which primarily relate to pensions, retirement costs other than pensions, income taxes, Year 2000 costs, Missouri Gas Energy’s service line replacement program and environmental remediation costs, are included in rate base. The Company records regulatory assets in accordance with FASB Statement No. 71, Accounting for the Effects of Certain Types of Regulation.

	June 30,	December 31,
	2005	2004
Deferred Credits
Pensions	$105,392	$109,908
Retirement costs other than pensions	57,780	58,507
Cost of removal	30,153	29,337
Environmental	26,079	25,919
Derivative instrument liability	5,468	16,232
Customer advances for construction	15,264	14,740
Provision for self-insured claims	12,206	12,296
Investment tax credit	4,817	5,027
Other	47,028	49,083
Total Deferred Credits	$304,187	$321,049

SOUTHERN UNION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2005 and December 31, 2004, the Company’s deferred credits include regulatory liabilities relating to Distribution segment operations in the aggregate amount of $11,665,000 and $15,285,000, respectively. These regulatory liabilities primarily relate to retirement costs other than pensions, environmental insurance recoveries and income taxes. The Company records regulatory liabilities in accordance with FASB Statement No. 71, Accounting for the Effects of Certain Types of Regulation.

VI. Unconsolidated Investments

	June 30, 2005	December 31, 2004
Unconsolidated Investments
Equity investments:
CCE Holdings	$651,388	$615,861
Other	12,755	12,919
Investments at cost	2,605	3,113
Total unconsolidated investments	$666,748	$631,893

Equity Investments. Unconsolidated investments include the Company’s 50%, 29% and 49.9% investments in CCE Holdings, Lee 8 and PEI Power II, respectively, which are accounted for using the equity method. The Company’s share of net income or loss from these equity investments are recorded in earnings from unconsolidated investments in the Consolidated Statement of Operations. The Company’s equity investment balances include purchase price differences of $20,700,000 and $20,716,000 as of June 30, 2005 and December 31, 2004, respectively. The purchase price differences represent the excess of the purchase price over the Company’s share of the investee’s book value at the time of acquisition and, accordingly, have been designated as goodwill that will be accounted for pursuant to Accounting Principles Board (APB) Opinion 18, The Equity Method of Accounting for Investments in Common Stock and FASB Statement No. 142, Goodwill and Other Intangible Assets.

Summarized financial information for the Company’s equity investments were:

	Three Months Ended		Six Months Ended
	June 30, 2005		June 30, 2005
	CCE Holdings	Other	CCE Holdings	Other

Income Statement Data:
Revenues	$58,910	$1,130	$111,657	$2,309
Operating income	34,836	197	59,943	395
Net income	41,112	152	71,775	304

Other Investments, at Cost. As of June 30, 2005, the Company, either directly or through a subsidiary, owned common and preferred stock in two non-public companies, Advent Networks, Inc. (Advent) and PointServe, Inc. (PointServe), whose fair values are not readily determinable. These investments are accounted for under the cost method. Realized gains and losses on sales of these investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations when incurred, and dividends are recognized as income when received. Various Southern Union executive management, members of its Board of Directors and employees either directly or through a partnership also have an equity ownership in Advent.

On March 24, 2005, Advent’s Board of Directors approved the filing of a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the Western District of Texas (the Bankruptcy Court). As a result, Southern Union recorded a $4,000,000 liability associated with the guarantee by a subsidiary of the Company of a line of credit between Advent and a bank in the first quarter of 2005. Subsequent to the bankruptcy filing on April 8, 2005, Advent defaulted on its $4,000,000 line of credit and the guarantee liability was funded. Also as of March 31, 2005, the Company recorded a $508,000 other-than-temporary impairment of its remaining unreserved investment in Advent. The total charge of $4,508,000 was reflected in other income, net in the Consolidated Statement of Operations for the quarter ended March 31, 2005.

SOUTHERN UNION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company reviews its portfolio of unconsolidated investment securities on a quarterly basis to determine whether a decline in value is other-than-temporary. Factors that are considered in assessing whether a decline in value is other-than-temporary include, but are not limited to, the following: earnings trends and asset quality; near term prospects and financial condition of the issuer, including the availability and terms of any additional financing requirements; financial condition and prospects of the issuer's region and industry, customers and markets and Southern Union's intent and ability to retain the investment. If Southern Union determines that the decline in value of an investment security is other-than-temporary, the Company will record a charge in its Consolidated Statement of Operations to reduce the carrying value of the security to its estimated fair value.

VII. Stockholders’ Equity

Common Stock. On May 9, 2005, the stockholders of the Company adopted the Southern Union Company Amended and Restated Stock and Incentive Plan (the Amended 2003 Plan). The Amended 2003 Plan allows for awards in the form of stock options (either incentive stock options or non-qualified options), stock appreciation rights, stock bonus awards, restricted stock, performance units or other equity-based rights. The persons eligible to receive awards under the Amended 2003 Plan include all of the employees, directors, officers and agents of, and other service providers to, the Company and its affiliates and subsidiaries. The Amended 2003 Plan provides that each non-employee director will receive annually a restricted stock award totaling 2,000 shares (or such lesser or greater amount (but not to exceed 4,000 shares) as the Compensation Committee of the Board of Directors, in its absolute discretion, may determine), or at the election of the non-employee director options having an equivalent value, which will be granted at such time or times as the Compensation Committee shall determine. Under the Amended 2003 Plan: (i) no participant may receive in any calendar year awards covering more than 500,000 shares; (ii) the exercise price for a stock option may not be less than 100% of the fair market value of the stock on the date of grant; and (iii) no award may be granted more than ten years after the date of the Amended 2003 Plan.

On June 27, 2005, pursuant to the Amended 2003 Plan, Southern Union granted 32,661 restricted shares of its common stock to its Interim General Counsel and granted 4,000 restricted shares of its common stock to each of the seven non-management members of its Board of Directors. The individual shares awarded on June 27, 2005 will vest in full on January 2, 2006, provided that certain conditions are met. Also on June 27, 2005, Southern Union granted options to purchase up to 250,000 shares of its common stock under the Amended 2003 Plan at an exercise price of $24.80 to its Interim General Counsel. The stock options subject to this award are fully vested and remain exercisable for a period of ten years from the date of the grant. On July 5, 2005, Southern Union granted options to purchase up to 100,000 shares of its common stock under the Amended 2003 Plan at an exercise price of $25.08 to its Senior Vice President & Chief Financial Officer. The stock options subject to this award will vest in 20% increments each year commencing on the first anniversary of the grant date and will expire on July 5, 2015. On July 27, 2005, Southern Union granted, under the Amended 2003 Plan, 75,500 restricted shares of its common stock and options to purchase up to 49,075 shares of its common stock at an exercise price of $25.26 to certain officers of the Company, its subsidiaries and affiliates. The individual restricted shares awarded will vest in equal percentages over the next four years provided the applicable recipient remains an employee of the Company, its subsidiary or affiliate. The stock options subject to the award will also vest in equal percentages over the next four years and will remain exercisable for a period of ten years from the grant date.

February 2005 Equity Issuances. On February 11, 2005, Southern Union issued 2,000,000 of its 5% Equity Units at a public offering price of $50 per unit, resulting in net proceeds, after underwriting discounts and commissions and other transaction related costs, of $97,378,000. Southern Union used the proceeds to repay the balance of the bridge loan used to finance a portion of its investment in CCE Holdings and to repay borrowings under its credit facilities. Each equity unit consists of a 1/20th interest in a $1,000.00 principal amount of Southern Union’s 4.375% Senior Notes due 2008 (see Note IX - Long-Term Debt and Capital Lease Obligations) and a forward stock purchase contract that obligates the holder to purchase Southern Union common stock on February 16, 2008, at a price based on the preceding 20-day average closing price (subject to a minimum and maximum conversion price per share of $24.61 and $30.76, respectively, which are subject to adjustments for future stock splits or stock dividends). The equity units carry a total annual coupon of 5.00% (4.375% annual face amount of the senior notes plus 0.625% annual contract adjustment payments). The present value of the equity units’ contract adjustment payments was initially charged to shareholders’ equity, with an offsetting credit to liabilities. The liability is accreted over three years

SOUTHERN UNION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

by interest charges to the Consolidated Statement of Operations. Before the issuance of Southern Union’s common stock upon settlement of the purchase contracts, the purchase contracts will be reflected in the Company’s diluted earnings per share calculations using the treasury stock method.

On February 9, 2005, Southern Union issued 14,913,042 shares of its common stock at $23.00 per share, resulting in net proceeds, after underwriting discounts and commissions and other transaction related costs, of $331,772,000. Southern Union used the net proceeds to repay a portion of the bridge loan used to finance a portion of its investment in CCE Holdings.

July 2004 Equity Issuances. On July 30, 2004, Southern Union issued 4,800,000 shares of its common stock at the public offering price of $18.75 per share, resulting in net proceeds, after underwriting discounts and commissions and other transaction related costs, of $86,563,000. Southern Union also sold 6,200,000 shares of its common stock through forward sale agreements with its underwriters and granted the underwriters a 30-day over-allotment option to purchase up to an additional 1,650,000 shares of its common stock at the same price, which was exercised by the underwriters. Under the terms of the forward sale agreements, Southern Union had the option to settle its obligation to the forward purchasers through either (i) paying a net settlement in cash, (ii) delivering an equivalent number of shares of its common stock to satisfy its net settlement obligation, or (iii) the physical delivery of shares. Upon settlement, which occurred on November 16, 2004, Southern Union received approximately $142,000,000 in net proceeds upon the issuance of 8,242,500 shares of common stock to affiliates of JP Morgan and Merrill Lynch, joint book-running managers of the offering. Southern Union used the total net proceeds from the settlement of the forward sale agreements to fund a portion of its investment in CCE Holdings.

VIII. Derivative Instruments and Hedging Activities

The Company utilizes derivative instruments on a limited basis to manage certain business risks. Interest rate swaps are used to reduce interest rate risks and to manage interest expense.

Cash Flow Hedges. On April 29, 2005, the Company refinanced the existing bank loans of Trunkline LNG Holdings, LLC (LNG Holdings) in the amount of $255,626,000, due 2007 (see Note IX - Long-Term Debt and Capital Lease Obligations). Interest rate swaps previously designated as cash flow hedges of the LNG Holdings' bank loans were terminated upon refinancing of the loans. As a result, a gain of $3,465,000 ($2,072,000 net of tax) was recorded in accumulated other comprehensive income during the second quarter of 2005 and is being amortized to interest expense through the maturity date of the original bank loans in 2007. From January 1, 2005 through the termination date of the swap agreements on April 29, 2005, there was no swap ineffectiveness. For the three and six months ended June 30, 2004, the amount of swap ineffectiveness was not significant.

In March and April 2003, the Company entered into a series of treasury rate locks with an aggregate notional amount of $250,000,000 to manage its exposure against changes in future interest payments attributable to changes in the benchmark interest rate prior to the anticipated issuance of fixed-rate debt. These treasury rate locks expired on June 30, 2003, resulting in a $6,862,000 after-tax loss that was recorded in accumulated other comprehensive income and will be amortized into interest expense over the lives of the associated debt instruments. As of June 30, 2005, approximately $967,000 of net after-tax losses in accumulated other comprehensive income will be amortized into interest expense during the next twelve months.

The notional amounts of the interest rate swaps are not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

Fair Value Hedges. In March 2004, Panhandle Energy entered into interest rate swaps to hedge the risk associated with the fair value of its $200,000,000 of 2.75% Senior Notes. These swaps are designated as fair value hedges and qualify for the short cut method under FASB Statement No.133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under the swap agreements, Panhandle Energy will receive fixed interest payments at a rate of 2.75% per annum and will make floating interest payments based on the six-month LIBOR. No ineffectiveness is assumed in the hedging relationship between the debt instrument and the interest rate swap. As of June 30, 2005 and December 31, 2004, the fair values of the swaps are included in the Consolidated Balance Sheet as liabilities with

SOUTHERN UNION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

matching adjustments to the underlying debt of $5,468,000 and $3,936,000, respectively.

Non-Hedging Activities. During 2004 and 2005, the Company entered into natural gas commodity swaps and collars in order to mitigate price volatility of natural gas passed through to utility customers. The cost of the derivative products and the settlement of the respective obligations are recorded through the gas purchase adjustment clause as authorized by the applicable regulatory authority and therefore do not impact earnings. The fair value of the contracts is recorded as an adjustment to a regulatory asset/ liability in the Consolidated Balance Sheet. As of June 30, 2005 and December 31, 2004, the fair values of the contracts, which expire at various times through October 2006, are included in the Consolidated Balance Sheet as an asset and liability, respectively, with matching adjustments to deferred cost of gas of $5,998,000 and $2,597,000, respectively.

IX. Long-Term Debt and Capital Lease Obligations

The following table sets forth the long-term debt and capital lease obligations, including the current portions thereof, of Southern Union and Panhandle Energy under their respective notes, debentures and bonds at the dates indicated:

	June 30,	December 31,
	2005	2004
Southern Union Company
7.60% Senior Notes, due 2024	$359,765	$359,765
8.25% Senior Notes, due 2029	300,000	300,000
2.75% Senior Notes, due 2006	125,000	125,000
4.375% Senior Notes, due 2008	100,000	--
Term Note, due 2005	--	76,087
6.50% to 10.25% First Mortgage Bonds, due 2008 to 2029	112,361	112,421
Capital lease due 2005 to 2007	88	117
	997,214	973,390
Panhandle Energy
2.75% Senior Notes due 2007	200,000	200,000
4.80% Senior Notes due 2008	300,000	300,000
6.05% Senior Notes due 2013	250,000	250,000
6.50% Senior Notes due 2009	60,623	60,623
8.25% Senior Notes due 2010	40,500	40,500
7.00% Senior Notes due 2029	66,305	66,305
LNG Holdings' bank loans due 2007	255,626	258,433
Unamortized debt premium, net	13,459	14,688
	1,186,513	1,190,549

Total consolidated long-term debt and capital lease obligations	2,183,727	2,163,939
Less current portion	898	89,650
Less fair value swaps of Panhandle Energy	5,468	3,936
Total consolidated long-term debt and capital lease obligations	$2,177,361	$2,070,353

The Company has $2,183,727,000 of long-term debt recorded at June 30, 2005. Debt of $1,728,101,000, including net premiums of $13,459,000 and unamortized interest rate swaps of $5,468,000, is at fixed rates ranging from 2.75% to 10.25%, and the Company also has floating rate debt, including notes payable, totaling $607,626,000 bearing an average rate of 3.90% as of June 30, 2005. The variable rate bank loans are unsecured.

As of June 30, 2005, the Company has scheduled debt and capital lease payments of $898,000, $126,736,000, $457,274,000, $401,646,000, $61,998,000 and $1,121,716,000 due during the remainder of 2005 and for years 2006 through 2009 and thereafter, respectively.

Each note, debenture or bond is an obligation of Southern Union or a unit of Panhandle Energy, as noted above. Panhandle Energy’s debt is non-recourse to Southern Union. All debts that are listed as debt of Southern Union are direct obligations of Southern Union, and no debt is cross-collateralized.

The Company is not party to any lending agreement that would accelerate the maturity date of any obligation due to a failure to maintain any specific credit rating. Certain covenants exist in certain of the Company’s debt agreements

SOUTHERN UNION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Term Note. On July 16, 2002, the Company issued a $311,087,000 Term Note dated July 15, 2002 (the 2002 Term Note). The 2002 Term Note carried a variable interest rate that was tied to either the LIBOR or prime interest rates at the Company’s option. During the quarter ended June 30, 2005, the Company repaid the remaining $76,087,000 principal outstanding under the 2002 Term Note and, as of June 2, 2005, the 2002 Term Note was canceled.

Panhandle Energy Refinancing. On April 29, 2005, Panhandle Energy refinanced LNG Holdings' outstanding bank loans of $255,626,000, due 2007, for the same principal amount and extended the maturity date from January 31, 2007 to March 15, 2007. The new notes have substantially the same terms as the old notes with the exception of the following primary differences: (i) the assets of Trunkline LNG are not pledged as collateral; (ii) Panhandle Eastern Pipe Line and Trunkline LNG each severally provided a guarantee for the notes; and (iii) the interest rate is tied to the rating of Panhandle Eastern Pipe Line's unsecured funded debt. As of June 30, 2005, the interest rate on the LNG Holdings' bank loans was 3.96%.

On March 12, 2004, Panhandle Energy issued $200,000,000 of its 2.75% Senior Notes due 2007. Panhandle Energy used a portion of the net proceeds of that offering to fund the redemption of the remaining $146,080,000 principal amount of its 6.125% Senior Notes due 2004 that matured on March 15, 2004, and to provide working capital to the Company. Panhandle Energy used a portion of the remaining net proceeds to repay the remaining $52,455,000 principal amount of its 7.875% Senior Notes due 2004 that matured on August 15, 2004.

X. Notes Payable

On May 28, 2004, the Company entered into a new five-year long-term credit facility in the amount of $400,000,000 (the Long-Term Facility) that matures on May 29, 2009. Borrowings under the Long-Term Facility are available for Southern Union’s working capital, letter of credit requirements and other general corporate purposes. The Company has additional availability under uncommitted line of credit facilities (Uncommitted Facilities) with various banks. The Long-Term Facility is subject to a commitment fee based on the rating of the Company’s senior unsecured notes (the Senior Notes). As of June 30, 2005, the commitment fees were an annualized 0.15%. A balance of $152,000,000 and $292,000,000 was outstanding under the Company’s credit facilities at an effective interest rate of 4.05% and 3.20% at June 30, 2005 and December 31, 2004, respectively. As of July 29, 2005, there was a balance of $187,500,000 outstanding under the Company’s credit facilities.

On July 14, 2005, the Company amended an existing uncommitted short-term bank note to increase the principal amount from $15,000,000 to $65,000,000 in order to provide additional liquidity. The note is repayable upon demand and the Company borrowed $50,000,000 under the note on July 19, 2005 for an initial period of six months at a rate of 4.54%, which is based upon six-month LIBOR plus 70 basis points.

On November 17, 2004, an indirect, wholly-owned subsidiary of the Company entered into a $407,000,000 Bridge Loan Agreement (the Bridge Loan) with a group of three banks in order to provide a portion of the funding for the Company’s investment in CCE Holdings. The Bridge Loan had a maturity date of May 17, 2005 and bore interest at LIBOR plus 1.25%. The Bridge Loan was repaid in February 2005 with the proceeds from the Company’s offerings of its common stock and equity units, as required under the terms of the Bridge Loan agreement.

SOUTHERN UNION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

XI. Employee Benefits

Components of Net Periodic Benefit Cost. Net periodic benefit cost for the three months ended June 30, 2005 and 2004 includes the following components:

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004

Service cost	$2,003	$1,320	$962	$1,255
Interest cost	5,555	5,833	1,984	2,814
Expected return on plan assets	(6,047)	(5,746)	(639)	(384)
Amortization of prior service cost	328	358	184	210
Recognized actuarial loss	2,525	2,683	70	54
Curtailment recognition	2,726	--	--	--
Settlement recognition	(254)	(89)	--	--
Net periodic benefit cost	$6,836	$4,359	$2,561	$3,949

Net periodic benefit cost for the six months ended June 30, 2005 and 2004 includes the following components:

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004

Service cost	$4,006	$3,058	$2,195	$2,168
Interest cost	11,110	11,419	4,328	4,789
Expected return on plan assets	(12,094)	(10,990)	(1,285)	(803)
Amortization of prior service cost	656	621	133	229
Recognized actuarial loss	5,050	4,589	561	198
Curtailment recognition	3,107	--	--	--
Settlement recognition	(338)	(208)	--	--
Net periodic benefit cost	$11,497	$8,489	$5,932	$6,581

Employer Contributions. For the six months ended June 30, 2005, the Company contributed approximately $2,368,000 and $5,129,000 to the Company’s pension plans and postretirement plans, respectively.

Recently Enacted Legislation. The Medicare Prescription Drug Act was signed into law December 8, 2003. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy, which is not taxable, to sponsors of retiree healthcare benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. Issued by the FASB in May 2004, FASB Financial Staff Position (FSP) No. FAS 106-2 requires entities to record the impact of the Medicare Prescription Drug Act as an actuarial gain in the postretirement benefit obligation for postretirement benefit plans that provide drug benefits covered by that legislation. Southern Union adopted this FSP as of March 31, 2005, the effect of which was not material to the Company's consolidated financial statements. The effect of this FSP may vary as a result of any future changes to the Company's benefit plans.

Benefit Plan Termination. Effective June 30, 2005, the Company terminated its 1997 Supplemental Retirement Plan (the Supplemental Plan), which was a non-contributory cash balance retirement plan for certain current and former executive employees of the Company. As a result, the Company had an estimated pension net loss of $1,334,000 comprised of a $1,585,000 loss on pension curtailment, recognized in the second quarter of 2005, and a $251,000 gain on pension settlement to be recognized in the third quarter of 2005. Prior to the termination of the Supplemental Plan, the Company also recorded a $1,141,000 loss on pension curtailment in the second quarter of 2005 that was triggered by pension payments made to a former executive of the Company under this plan.

Also effective June 30, 2005, the Company terminated its 2000 Executive Deferred Stock Plan, which was a defined contribution deferred compensation plan for certain management and highly compensated employees. The plan’s assets are held in a rabbi trust and will be distributed to participants during the third quarter of 2005. The Company does not believe that the termination of this plan will have a material effect on the Company’s consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

XII. Taxes on Income

The Company's estimated annual consolidated federal and state effective income tax rate (Estimated EITR) for 2005 is 29% as of June 30, 2005. The Company’s Estimated EITR for 2004 was 37% as of June 30, 2004. The decrease in the Estimated EITR was primarily due to: (i) the anticipated reversal, during 2005, of an $11,942,000 deferred tax asset valuation allowance associated with Southern Union's investment in CCE Holdings; (ii) the recognition of an 80% dividend received deduction on dividends expected to be received from Citrus during 2005; and (iii) the recognition of the Medicare Part D tax-free subsidy (see Note XI - Employee Benefits).

Southern Union is in the process of completing an income tax project previously initiated to assess the timing and amount of temporary differences that may have accumulated over the years. The Company believes that this study will be completed by December 31, 2005. The analysis required to complete this project may identify deferred income tax assets or liabilities that should be reversed to decrease or increase income tax expense, respectively. Management does not believe that the effect of such reversals will have a material effect on the Company's consolidated financial statements.

XIII. Regulation and Rates

Missouri Gas Energy. On September 21, 2004, the Missouri Public Service Commission (the MPSC) issued a rate order authorizing the Missouri Gas Energy division of Southern Union (MGE) to increase its base revenues by $22,370,000, effective October 2, 2004. The rate order, based on a 10.5% return on equity, also produced an improved rate design that the Company believes should help stabilize revenue streams and implemented an incentive mechanism for the sharing of capacity release and off-system sales revenues between MGE and its customers.

On October 20, 2004, MGE filed a writ of review with the Cole County Circuit Court regarding the MPSC’s October 2004 rate order. MGE is seeking base revenues in addition to the increase cited above on grounds that the capital structure and 10.5% return on equity used by the MPSC in determining such increase do not provide an adequate rate of return. Upon judicial review, the Cole County Circuit Court issued an opinion in March 2005 agreeing with MGE’s claims and remanding the matter to the MPSC for reconsideration. On April 8, 2005, the MPSC appealed the Cole County Circuit Court’s ruling to the Missouri Court of Appeals - Western District.

The $22,370,000 increase in base revenues under the MPSC’s October 2004 rate order continues to be in effect, but may only be increased depending upon the ruling of the Missouri Court of Appeals and any subsequent rate order review the MPSC is required to perform. The Company cannot currently predict the outcome of this matter.

Panhandle Energy. In December 2002, FERC approved a certificate application by Trunkline LNG to expand the Lake Charles liquefied natural gas (LNG) facility to approximately 1.2 billion cubic feet (Bcf) per day of sustainable send out capacity versus the current sustainable send out capacity of .63 Bcf per day and to increase terminal storage capacity to 9 Bcf from the current 6.3 Bcf. BG LNG Services has contract rights for the .57 Bcf per day of additional send out capacity. The Company expects that construction on the Trunkline LNG expansion project (Phase I), which commenced in September 2003, will be completed at an estimated cost totaling $137,000,000, plus capitalized interest, by the end of 2005, and expects a portion of the expansion facilities to be in service by the end of the third quarter of 2005. On September 17, 2004, as modified on September 23, 2004, FERC approved Trunkline LNG’s further incremental LNG expansion project (Phase II). The Company estimates that Phase II will cost approximately $77,000,000, plus capitalized interest, and will increase the LNG terminal’s sustainable send out capacity to 1.8 Bcf per day. The Company expects Phase II to be in-service by the middle of 2006. BG LNG Services has contracted for all the proposed additional capacity to be provided in both Phase I and Phase II, subject to Trunkline LNG achieving certain construction milestones in the expansion of this facility. Approximately $166,000,000 and $127,000,000 of costs are included in the line item Construction Work In Progress for the expansion projects at June 30, 2005 and December 31, 2004, respectively.

In February 2004, Trunkline filed an application with FERC requesting approval of a 30-inch diameter, 23-mile natural gas pipeline loop from the LNG terminal. FERC approved Trunkline’s filing on September 17, 2004, as modified on September 23, 2004. The new pipeline will create additional transport capacity in association with the Trunkline LNG

SOUTHERN UNION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expansion and also includes new and expanded delivery points with major interstate pipelines. On November 5, 2004, Trunkline filed an amended application with FERC to change the size of the pipeline from 30-inch diameter to 36-inch diameter to better position Trunkline to provide transportation service for expected future LNG volumes and increase operational flexibility. FERC approved this amendment on February 11, 2005. The Company estimates that the Trunkline natural gas pipeline loop associated with the LNG terminal will cost $50,000,000, plus capitalized interest. Approximately $34,000,000 and $21,000,000 of costs are included in the line item Construction Work In Progress for this project at June 30, 2005 and December 31, 2004, respectively.

XIV. Commitments and Contingencies

Environmental.

The Company is subject to federal, state and local laws and regulations relating to the protection of the environment. These evolving laws and regulations may require expenditures over a long period of time to control environmental impacts. The Company is currently updating and revising its procedures for the ongoing evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures.

The Company follows the provisions of American Institute of Certified Public Accountants Statement of Position 96-1, Environmental Remediation Liabilities, for recognition, measurement, display and disclosure of environmental remediation liabilities.

In certain of the Company’s jurisdictions, the Company is allowed to recover environmental remediation expenditures through rates. Although significant charges to earnings could be required prior to rate recovery for jurisdictions that do not have rate recovery mechanisms, management does not believe that environmental expenditures will have a material adverse effect on the Company's financial position, results of operations or cash flows.

Local Distribution Company Environmental Matters.

The Company is investigating the possibility that the Company or predecessor companies may have been associated with Manufactured Gas Plant (MGP) sites in its former gas distribution service territories, principally in Texas, Arizona and New Mexico, and present gas distribution service territories in Missouri, Pennsylvania, Massachusetts and Rhode Island. At the present time, the Company is aware of certain MGP sites in these areas and is investigating those and certain other locations. To the extent that potential costs associated with former MGPs are quantified, the Company expects to provide any appropriate accruals and seek recovery for such remediation costs through all appropriate means, including in rates charged to gas distribution customers, insurance and regulatory relief. At the time of the closing of the acquisition of the Company's Missouri service territories, the Company entered into an Environmental Liability Agreement that provides that Western Resources retains financial responsibility for certain liabilities under environmental laws that may exist or arise with respect to MGE. In addition, the New England Gas Company division of Southern Union (NEGC) has reached agreement with its Rhode Island rate regulators on a regulatory plan that creates a mechanism for the recovery of environmental costs over a ten-year period. This plan, effective July 1, 2002, establishes an environmental fund for the recovery of evaluation, remedial and clean-up costs arising out of the Company's MGPs and sites associated with the operation and disposal activities from MGPs. Similarly, environmental costs associated with Massachusetts’ facilities are recoverable in rates over a seven-year period.

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

Missouri Gas Energy.

Kansas City, Missouri Site - In a letter dated May 10, 1999, the Missouri Department of Natural Resources (MDNR) sent notice of a planned Site Inspection/Removal Site Evaluation of the Kansas City Coal Gas former MGP site. This site (comprised of two adjacent MGP operations previously owned by two separate companies and hereafter referred

SOUTHERN UNION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to as Station A and Station B) is located at East 1st Street and Campbell in Kansas City, Missouri and is owned by MGE. During July 1999, the Company entered the two sites into MDNR’s Voluntary Cleanup Program (VCP) and, subsequently, performed environmental assessments of the sites. Following the submission of these assessments to MDNR, MGE was required by MDNR to initiate remediation of Station A. The Company began remediation of Station A in the first calendar quarter of 2003 and completed the project in July 2003, at an approximate cost of $4,000,000. MDNR issued a conditional No Further Action letter for Station A-South on July 22, 2004. MGE received a letter from MDNR dated April 11, 2005 requesting that MGE conduct additional investigation activities to determine what areas of the groundwater plume exceed state standards (Missouri Risk-Based Corrective Action Guidance); determine if data gaps exist in the monitoring well array; and determine if additional soil cleanup is needed in areas not addressed during the Station A-South cleanup. MGE will submit a work plan to MDNR to complete the above-requested items.

MDNR has also stated that some remedial actions may be necessary on Station B to remove tar material found during the 1999 site investigation.

St. Joseph, Missouri Site - Following a failed tank tightness test, MGE removed an underground storage tank (UST) system in December 2002 from a former MGP site in St. Joseph, Missouri. A UST closure report was filed with MDNR on August 12, 2003. In a letter dated September 26, 2003, MDNR indicated that its review of the analytical data submitted for this site indicated that contamination existed in the site above the levels specified in Missouri guidance documents. MGE submitted a UST Site Characterization Work Plan that was approved by MDNR on August 20, 2004. The site characterization fieldwork was completed in December 2004 and a report was submitted to MDNR in March 2005. MGE received a letter response from MDNR dated May 17, 2005. MDNR is requesting that additional characterization of soil and groundwater contamination be conducted and that a work plan be submitted within 30 days. MGE has requested and received an extension to submit the work plan, and the Supplemental Site Characterization Work Plan was submitted on July 15, 2005. Part of the cost of the investigation should be recoverable from the Petroleum Storage Tank Insurance Fund.

New England Gas Company.

642 Allens Avenue, Providence, Rhode Island Site - Prior to its acquisition by the Company, Providence Gas performed environmental studies and initiated an environmental remediation project at Providence Gas’ primary gas distribution facility located at 642 Allens Avenue in Providence, Rhode Island. Providence Gas spent more than $13,000,000 on environmental assessment and remediation at this MGP site under the supervision of the Rhode Island Department of Environmental Management (RIDEM). Remediation was completed in October 2002, and a Closure Report was filed with RIDEM in December 2002. The cost of environmental work conducted after remediation resumed was $4,000,000. Remediation of the remaining 37.5 acres of the site (known as the “Phase 2” remediation project) is not scheduled at this time. The Company is continuing with groundwater monitoring and limited soil removal, as necessary. Until NEGC receives a closure letter from RIDEM, it is unclear what, if any, additional investigation or remediation will be necessary.

170 Allens Avenue, Providence, Rhode Island Site - In November 1998, Providence Gas received a letter of responsibility from RIDEM relating to possible contamination at a site that operated as an MGP in the early 1900s in Providence, Rhode Island. Subsequent to its use as a MGP, this site was operated for over 80 years as a bulk fuel oil storage yard by a succession of companies including Cargill, Inc. (Cargill). Cargill has also received a letter of responsibility from RIDEM for the site. An investigation has begun to determine the extent of contamination, as well as the extent of the Company’s responsibility. Providence Gas entered into a cost-sharing agreement with Cargill, under which Providence Gas is responsible for approximately 20% of the costs related to the investigation. Until RIDEM provides its final response to the investigation, and the Company knows its ultimate responsibility in relation to other potentially responsible parties with respect to the site, the Company cannot offer any conclusions as to its ultimate financial responsibility with respect to the site.

Cory’s Lane, Tiverton, Rhode Island Site - Fall River Gas Company (acquired in September 2000 by the Company) was a defendant in a civil action seeking to recover anticipated remediation costs associated with contamination found at a property owned by the plaintiffs (Cory’s Lane Site) in Tiverton, Rhode Island. This claim was based on alleged dumping of material by Fall River Gas Company trucks at the site in the 1930s and 1940s. In a settlement agreement

SOUTHERN UNION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

effective December 3, 2001, the Company agreed to perform all assessment, remediation and monitoring activities at the Cory’s Lane Site sufficient to obtain a final letter of compliance from RIDEM. Following the performance of a site investigation, NEGC submitted a Site Investigation Report to RIDEM in December 2003. On April 15, 2004, NEGC obtained verbal approval from RIDEM to conduct additional investigation activity and the report was submitted to RIDEM on April 14, 2005. NEGC has proposed to make necessary improvements to the roadway and existing culvert as well as to monitor the groundwater and surface water within the subject area.

Bay Street, Tiverton, Rhode Island Site - On March 17, 2003, RIDEM sent NEGC a letter of responsibility pertaining to alleged historical MGP impacted soils in a residential neighborhood along Bay and Judson Streets (Bay Street Area) in Tiverton, Rhode Island. The letter requested that NEGC prepare a Site Investigation Work Plan and subsequently perform a Site Investigation of the Bay Street Area. Without admitting responsibility or accepting liability, NEGC began assessment work in June 2003. NEGC has continued to perform assessment field work since that time, and filed a progress report with RIDEM updating the status of the project on May 2, 2005. NEGC received a letter from RIDEM dated May 17, 2005 stating that a completed Site Investigation Report must be submitted by July 30, 2005, which has subsequently been extended to August 15, 2005. NEGC is currently working on the Site Investigation Report and will continue to work closely with RIDEM on this project.

On May 2, 2005, the Company was served with a complaint filed against NEGC in the Superior Court of Providence, Rhode Island, alleging certain grounds and claims for damages as a result of previous events that occurred in Tiverton, Rhode Island. The plaintiffs seek to recover damages for the diminution in value of their property, lost use and enjoyment of their properties and emotional distress in an unspecified amount. On June 2, 2005, the Company was served with a second multi-plaintiff lawsuit filed in the Superior Court of Newport County in which the plaintiffs make similar claims. Both lawsuits have been removed to federal court. The Company will vigorously defend itself against both lawsuits. The Company also received a demand letter dated July 1, 2004, sent by lawyers on behalf of the owners of a property in the Bay Street Area. This demand in the amount of $4,000,000 alleges property damage and personal injury. Based upon its current understanding of the facts, the Company does not believe the outcome of these matters will have a material adverse effect on its financial position, results of operation or cash flow.

Parts of the Bay Street Area appear to have been built on fill placed at various times and include one or more historic waste disposal sites. Research is therefore underway to identify other potentially responsible parties associated with the fill materials and the waste disposal.

Mt. Hope Street, North Attleboro, Massachusetts Site - In 2003, NEGC conducted a Phase I environmental site assessment at a former MGP site in North Attleboro, Massachusetts (the Mt. Hope Street Site) to determine if the property could be redeveloped as a service center. During the site walk, coal tar was found in the adjacent creek bed, and notice to the Massachusetts Department of Environmental Protection (MADEP) was made. On September 18, 2003, a Phase I Initial Site Investigation Report and Tier Classification were submitted to MADEP. On November 25, 2003, MADEP issued a Notice of Responsibility letter to NEGC. Based upon the Phase I filing, NEGC is required to file a Phase II report with MADEP by September 20, 2005 to complete the site characterization. Based on investigation activities, the MADEP Numerical Ranking System (NRS) score sheet indicated that the site should be classified as Tier 1C rather than Tier 2. An IRA Status Report, revised NRS score sheet, Tier Classification documentation and Application for Tier 1C Permit were submitted to MADEP on March 23, 2005. NEGC is currently working to obtain access agreements to investigate off-site properties.

66 Fifth Street, Fall River, Massachusetts Site - In a letter dated March 11, 2003, MADEP provided NEGC with a Notice of Responsibility for 66 Fifth Street in Fall River, Massachusetts. This Notice of Responsibility requested that site assessment activities be conducted at the former MGP at 66 Fifth Street to determine whether or not there was a release of cyanide into the groundwater at this site that impacted downgradient properties at 60 and 82 Hartwell Street. NEGC submitted an Immediate Response Action (IRA) Work Plan in May 2003. The IRA Work Plan was submitted to MADEP in July 2003. Investigation work performed to date indicates that cyanide concentrations at the downgradient properties are unrelated to the NEGC property at 66 Fifth Street. As required by MADEP, NEGC will submit a Phase II Risk Assessment and Site Closure Report. It is likely that no further action will be necessary on this site.

SOUTHERN UNION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

State Avenue, Fall River, Massachusetts Site - The Company received a Notice of Responsibility, Request for Information and Request for Immediate Response Action Plan dated July 1, 2004, for an area in Fall River, Massachusetts along State Avenue (State Avenue Area) that is contiguous to the Bay Street Area of Rhode Island. In response to this Notice from MADEP, the Company submitted an Immediate Response Action Plan (IRAP) to MADEP on July 26, 2004. MADEP verbally approved the IRAP and the investigation was completed in early 2005. IRA Status Reports were submitted to MADEP on November 1, 2004 and May 5, 2005. The Company submitted an IRA Completion and Response Action Outcome Report on June 30, 2005 indicating that no further action is required.

Charles Street, Fall River, Massachusetts Site - The Company received a verbal request from MADEP in 2004 to investigate a suspected spill of #2 and/or #6 fuel oil based on utility work on a road adjacent to the site. NEGC submitted a letter on January 3, 2005 stating its intention to investigate the site. A voluntary site investigation was conducted in May 2005 and the results of the investigation are pending completion of the report.

Valley Resources Sites in Rhode Island and Massachusetts - Valley Gas Company (acquired in September 2000 by the Company) is a party to an action in which Blackstone Valley Electric Company (Blackstone) brought suit for contribution to its expenses of cleanup of a site on Mendon Road in Attleboro, Massachusetts, to which coal gas manufacturing waste was transported from a former MGP site in Pawtucket, Rhode Island (Blackstone Litigation). Valley Gas Company takes the position in that litigation that it is indemnified for any cleanup expenses by Blackstone pursuant to a 1961 agreement signed at the time of Valley Gas Company’s creation. This suit was stayed in 1995 pending the issuance of rulemaking at the U.S. Environmental Protection Agency (the U.S. EPA). The requested rulemaking concerned the question of whether or not ferric ferrocyanide (FFC) is among the “cyanides” listed as toxic substances under the Clean Water Act and, therefore, is a “hazardous substance” under the Comprehensive Environmental Response, Compensation and Liability Act. On October 6, 2003, the U.S. EPA issued a Final Administrative Determination declaring that FFC is one of the cyanides under the environmental statutes. While the Blackstone Litigation was stayed, Valley Gas Company and Blackstone (which merged in May 2000 with Narragansett Electric Company, a subsidiary of National Grid) have received letters of responsibility from RIDEM with respect to releases from two MGP sites in Rhode Island. RIDEM issued letters of responsibility to Valley Gas Company and Blackstone in September 1995 for the Tidewater MGP in Pawtucket, Rhode Island, and in February 1997 for the Hamlet Avenue MGP in Woonsocket, Rhode Island. Valley Gas Company entered into an agreement with Blackstone (now Narragansett) in which Valley Gas Company and Blackstone agreed to share equally the costs associated with the Tidewater site subject to reallocation upon final determination of the legal issues that exist between the companies with respect to responsibility for expenses for the Tidewater site and otherwise. No such agreement has been reached with respect to the Hamlet site.

While the Blackstone Litigation has been stayed, National Grid and the Company have jointly pursued claims against the bankrupt Stone & Webster entities (Stone & Webster) based upon Stone & Webster’s historic management of MGP facilities on behalf of the alleged predecessors of both companies. On January 9, 2004, the U.S. Bankruptcy Court for the District of Delaware issued an order approving a settlement among National Grid, the Company and Stone & Webster that provided for the payment of $5,000,000 out of the bankruptcy estates. This settlement resulted in a payment of $1,250,000 to the Company for payment of environmental costs associated with the former Fall River Gas Company, and a $3,750,000 payment to the Company and National Grid jointly for future environmental costs at the Tidewater and Hamlet sites. The settlement further provides an admission of liability by Stone & Webster that gives National Grid and the Company additional rights against historic Stone & Webster insurers.

In August and September of 2003, representatives of National Grid, parent company of Narragansett Electric Company, and representatives of the Company conducted meetings to discuss the possibility of a negotiated settlement between the two companies. Settlement discussions are ongoing.

Mercury Release - The Company has completed an investigation of a recent incident involving the release of mercury stored in an NEGC facility in Pawtucket, Rhode Island. On October 19, 2004, New England Gas Company discovered that an NEGC facility had been broken into and that mercury had been spilled both inside a building and in the immediate vicinity. Mercury had also been removed from the Pawtucket facility and a quantity had been spilled in a parking lot in the neighborhood. Mercury from the parking lot spill was apparently tracked into some nearby apartment units, as well as some other buildings. Spill cleanup has been completed at the NEGC property and

SOUTHERN UNION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

nearby apartment units. Investigation of some other neighborhood properties has been undertaken, with cleanup necessitated in a few instances. State and federal authorities are also investigating the incident and have arrested the alleged vandals of the Pawtucket facility. In addition, they are conducting inquiries regarding NEGC's compliance with relevant environmental requirements, including hazardous waste management provisions, spill and release notification procedures, and hazard communication requirements. NEGC has received a subpoena requesting documents relating to this matter. The Company believes the outcome of this matter will not have a material adverse effect on its financial position, results of operations or cash flows.

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

On March 31, 2004, PG Energy entered into a Voluntary Consent Order and Agreement (Multi-Site Agreement) with PADEP. This Multi-Site Agreement is for the purpose of developing and implementing an environmental assessment and remediation program for five MGP sites (including the Scranton, Bloomsburg, Wilkes-Barre, Nanticoke and Carbondale sites) and six MGP holder sites owned by PG Energy in the State of Pennsylvania. Under the Multi-Site Agreement, PG Energy is to perform environmental assessments of these sites within two years of the effective date of the Multi-Site Agreement. Thereafter, PG Energy is required to perform additional assessment and remediation activity as is deemed to be necessary based upon the results of the initial assessments.

Panhandle Energy Environmental Matters.

Gas Transmission Systems - Panhandle Energy’s gas transmission operations are subject to federal, state and local regulations regarding water quality, hazardous and solid waste management, air quality control and other environmental matters. Panhandle Energy has previously identified environmental contamination at certain sites on its gas transmission systems and has undertaken cleanup programs at these sites. The contamination resulted from the past use of lubricants containing polychlorinated bi-phenyls (PCBs) in compressed air systems; the past use of paints containing PCBs; and the prior use of wastewater collection facilities and other on-site disposal areas. Panhandle Energy has developed and is implementing a program to remediate such contamination in accordance with federal, state and local regulations.

As part of the cleanup program resulting from contamination due to the use of lubricants containing PCBs in compressed air systems, Panhandle Eastern Pipe Line and Trunkline have identified PCB levels above acceptable levels inside the auxiliary buildings that house the air compressor equipment at thirty-three compressor station sites. Panhandle Energy has developed and is implementing a U.S. EPA-approved process to remediate this PCB contamination in accordance with applicable federal, state and local regulations. Sixteen sites have been decontaminated in accordance with such process.

At some locations, PCBs have been identified in paint that was applied many years ago. In accordance with U.S. EPA regulations, Panhandle Energy has implemented a program to remediate sites where such issues are identified during painting activities. If PCBs are identified above acceptable levels, the paint is removed and disposed of in a U.S. EPA-approved manner.

SOUTHERN UNION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Illinois Environmental Protection Agency (the Illinois EPA) notified Panhandle Eastern Pipe Line and Trunkline, together with other non-affiliated parties, of contamination at three former waste oil disposal sites in Illinois. Panhandle Eastern Pipe Line’s and Trunkline’s estimated share for the costs of assessment and remediation of the sites, based on the volume of waste sent to the facilities, is approximately 17%. Panhandle Energy and twenty-one other non-affiliated parties conducted an initial voluntary investigation of the Pierce Oil Springfield site, one of the three sites. In addition, Illinois EPA has informally indicated that it has referred the Pierce Oil Springfield site to the U.S. EPA so that environmental contamination present at the site can be addressed through the federal Superfund program. No formal notice has yet been received from either agency concerning the referral. However, the U.S. EPA is expected to issue special notice letters and has begun the process of listing the site on the National Priority List. Panhandle Energy and three of the other non-affiliated parties associated with the Pierce Oil Springfield site met with the U.S. EPA and Illinois EPA regarding this issue. Panhandle Energy was given no indication as to when the listing process was to be completed. Panhandle Energy has also submitted its response to a Comprehensive Environmental Response, Compensation, and Liability Act 104e data request from the U.S. EPA Region V regarding a second Pierce Waste Oil site known as the Dunavan site, located in Oakwood, Illinois. Panhandle Energy’s response will show that waste oil generated at Panhandle Energy’s facilities was shipped to the Dunavan site, resulting in Panhandle Energy becoming a potentially responsible party at such site.

On June 16, 2005, Panhandle Eastern Pipe Line experienced a release of liquid hydrocarbons near Pleasant Hill, Illinois. The release occurred in the form of a mist at a valve that was in use to reduce the pressure in the pipeline as part of maintenance activities. The hydrocarbon mist affected several acres of adjacent agricultural land and a nearby marina. Approximately 45 gallons of hydrocarbons reached the Mississippi River. Panhandle Eastern Pipe Line contacted appropriate federal and state regulatory agencies and the U.S. EPA took the lead role in overseeing the subsequent cleanup activities, which have been completed. Panhandle Eastern Pipe Line is in the process of resolving potential claims of affected boat owners and the marina operator. No notices of violation have been issued by the regulatory agencies with jurisdiction over this matter. The Company does not believe the outcome of this matter will have a material adverse effect on its financial position, results of operations or cash flows.

Based on information available at this time, the Company believes the amount reserved for all of the above environmental matters is adequate to cover the potential exposure for clean-up costs.

Air Quality Control - In 1998, the U.S. EPA issued a final rule on regional ozone control that requires Panhandle Energy to place controls on engines in five Midwestern states. The part of the rule that affects Panhandle Energy was challenged in court by various states, industry and other interests, including the Interstate Natural Gas Association of America (INGAA), an industry group to which Panhandle Energy belongs. In March 2000, the court upheld most aspects of the U.S. EPA rule, but agreed with INGAA’s position and remanded to the U.S. EPA the sections of the rule that affected Panhandle Energy. The final rule was promulgated by the U.S. EPA in April 2004. The five Midwestern states have not promulgated state regulations to address the requirements of this rule. Based on a U.S. EPA guidance document negotiated with gas industry representatives in 2002, it is believed that Panhandle Energy will be required under state rules to reduce nitrogen oxide (NOx) emissions by 82% on the identified large internal combustion engines and will be able to trade off engines within the company and within each of the five Midwestern states affected by the rule in an effort to create a cost effective NOx reduction solution. The final implementation date is May 2007. The rule affects twenty large internal combustion engines on the Panhandle Energy system in Illinois and Indiana at an approximate cost of $23,000,000 for capital improvements through 2007, based on current projections.

On July 26, 2005, the Illinois EPA distributed a draft of a rule to control NOx emissions from reciprocating engines and turbines state-wide by May 1, 2007. The state is requiring the controls to comply with U.S. EPA rules regarding the NOx SIP Call, ozone non-attainment and fine particulate standards. The agency is holding a meeting on August 23, 2005 to discuss the draft rule and is expected to propose the rule this fall. The rule is currently being reviewed for potential impact to Panhandle Energy. As drafted, the rule applies to all Panhandle Eastern Pipe Line and Trunkline stations in Illinois and significant expenditures would be required for emission control.

In 2002, the Texas Commission on Environmental Quality enacted the Houston/Galveston SIP regulations requiring

SOUTHERN UNION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reductions in NOx emissions in an eight-county area surrounding Houston. Trunkline’s Cypress compressor station is affected and requires the installation of emission controls. New regulations also require certain grandfathered facilities in Texas to enter into the new source permit program which may require the installation of emission controls at one additional facility owned by Panhandle Energy. These two rules affect two company facilities in Texas at an estimated cost of approximately $14,000,000 for capital improvements through March 2007, based on current projections.

The U.S. EPA promulgated various Maximum Achievable Control Technology rules in February 2004. The rules require that Panhandle Eastern Pipe Line and Trunkline control Hazardous Air Pollutants (HAPs) emitted from certain internal combustion engines at major HAPs sources. Most Panhandle Eastern Pipe Line and Trunkline compressor stations are major HAPs sources. The HAPs pollutant of concern for Panhandle Eastern Pipe Line and Trunkline is formaldehyde. As promulgated, the rule seeks to reduce formaldehyde emissions by 76% from these engines. Catalytic controls will be required to reduce emissions under these rules with a final implementation date of June 2007. Panhandle Eastern Pipe Line and Trunkline have over 20 internal combustion engines subject to the rules. It is expected that compliance with these regulations will necessitate an estimated expenditure of $1,000,000 for capital improvements, based on current projections.

Regulatory.

Through filings made on various dates, the staff of the MPSC has recommended that the MPSC disallow a total of approximately $38,500,000 in gas costs incurred during the period July 1, 1997 through June 30, 2003. The basis of $32,100,000 of the total proposed disallowance is disputed by MGE and appears to be the same as was rejected by the Commission through an order dated March 12, 2002, applicable to the period July 1, 1996 through June 30, 1997; no date for a hearing in this matter has been set. The basis of $3,000,000 of the total proposed disallowance, applicable to the period July 1, 2000 through June 30, 2001, is disputed by MGE, was the subject of a hearing concluded in November 2003 and is presently awaiting decision by the MPSC. The basis of $3,400,000 of the total proposed disallowance, applicable to the period July 1, 2001 through June 30, 2003, is disputed by MGE; a hearing in this matter has been set for October 2005.

Southwest Gas Litigation.

During 1999, several actions were commenced in federal courts by persons involved in competing efforts to acquire Southwest Gas Corporation (Southwest). All of these actions eventually were transferred to the U.S. District Court for the District of Arizona, consolidated and lodged with Judge Roslyn Silver. As a result of summary judgments granted, there were no claims allowed against the Company. The trial of the Company’s claims against the sole remaining defendant, former Arizona Corporation Commissioner James Irvin, was concluded on December 18, 2002, with a jury award to the Company of nearly $400,000 in actual damages and $60,000,000 in punitive damages against former Commissioner Irvin. After the District Court denied former Commissioner Irvin’s motions to set aside the verdict and reduce the amount of punitive damages, former Commissioner Irvin appealed to the Ninth Circuit Court of Appeals (Ninth Circuit). On July 25, 2005, the Ninth Circuit denied former Commissioner Irvin’s motions to set aside the verdict and affirmed the judgment against him for compensatory damages. The Ninth Circuit also determined that punitive damages against former Commissioner Irvin were appropriate but found that the $60,000,000 punitive damage award against him was excessive. Accordingly, the Ninth Circuit remanded that issue to the District Court for further action. The Company cannot now predict what action, if any, the District Court will take with respect to the punitive damages issue, but intends to continue to vigorously pursue its case against former Commissioner Irvin, including seeking to collect all damages ultimately determined to lie against him.

Other.

In 1993, the U.S. Department of the Interior announced its intention to seek, through its Minerals Management Service (the MMS) additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements, buyouts, and buy downs of gas sales contracts with natural gas pipelines. The Company’s former exploration and production subsidiary, Southern Union Exploration Company (SX), has received a final determination by an area office of the MMS that it is obligated to pay additional royalties on

SOUTHERN UNION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

proceeds realized by SX as a result of a previous settlement between SX and Public Service Company of New Mexico. This claim is on appeal to the Director of the MMS; the MMS has stayed the requirement that SX pay the claim pending the outcome of the appeal. The amounts claimed by the MMS, which involve leases on land owned by the Jicarilla Apache tribe, still have not been quantified fully. The MMS Royalty Valuation Chief also has issued to SX an Order to Perform Major Portion Pricing and Dual Accounting on SX’s leases for the period from 1984 until 1995. SX believes that it has several defenses to the Order to Perform, and has appealed it to the Director of the MMS. The amounts that may be claimed still have not been quantified fully. The Order to Perform has been stayed pending the outcome of the appeal. The Company believes the outcome of these matters will not have a material adverse effect on its financial position, results of operations or cash flows.

Additionally, with respect to certain producer contract settlements, Panhandle Eastern Pipe Line and Trunkline may be contractually required to reimburse producers for or, in some instances, indemnify them against, the MMS royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact that are likely to take substantial time to resolve. If required to reimburse or indemnify the producers, Panhandle Energy's pipelines may file with FERC to recover a portion of these costs from pipeline customers. Panhandle Energy believes the outcome of this matter will not have a material adverse effect on its financial position, results of operations or cash flows.

Jack Grynberg, an individual, has filed actions against a number of companies, including Panhandle Energy, now transferred to the U.S. District Court for the District of Wyoming, for damages for mis-measurement of gas volumes and Btu content, resulting in lower royalties to mineral interest owners. On May 13, 2005, the Special Master in this case issued a recommended decision that would, if adopted by the District Judge, result in dismissal of Panhandle Energy and its affiliates from the case. A similar action, known as the Will Price litigation, has also been filed against a number of companies, including Panhandle Energy, in Kansas District Court. Panhandle Energy is currently awaiting the decision of the trial judge on the defendants’ motion to dismiss the Will Price action. Panhandle Energy believes that its measurement practices conformed to the terms of its FERC Gas Tariff, which was filed with and approved by FERC. As a result, Panhandle Energy believes that it has meritorious defenses to the complaint (including FERC-related affirmative defenses, such as the filed rate/tariff doctrine, the primary/exclusive jurisdiction of FERC, and the defense that Panhandle Energy complied with the terms of its tariff) and is defending the suits vigorously.

Southern Union and its subsidiaries are parties to other legal proceedings that management considers to be normal actions to which an enterprise of its size and nature might be subject.  Management does not consider these actions to be material to Southern Union's overall business or financial condition, results of operations or cash flows.

Commitments.

On April 19, 2005, a subsidiary of the Company, in accordance with the terms of a previously executed guarantee, was required to pay a bank $4,000,000 (see Note VI - Unconsolidated Investments).

XV. Reportable Segments

The Company’s operating segments are aggregated into reportable business segments based on similarities in economic characteristics, products and services, types of customers, methods of distribution and regulatory environment. The Company operates in two reportable segments. The Distribution segment is primarily engaged in the local distribution of natural gas in Missouri, Pennsylvania, Massachusetts and Rhode Island. Its operations are conducted through the Company’s three regulated utility divisions: MGE, PG Energy and NEGC. The Transportation and Storage segment is primarily engaged in the interstate transportation and storage of natural gas in the Midwest and Southwest and from the Gulf Coast to Florida, and also provides LNG terminalling and regasification services. Its operations are conducted through Panhandle Energy and the Company’s equity investment in CCE Holdings.

Revenue included in the All Other category is attributable to several operating subsidiaries of the Company: PEI Power Corporation generates and sells electricity; PG Energy Services Inc. offers appliance service contracts; and New England Appliance Company rents natural gas appliances. None of these businesses have ever met the

SOUTHERN UNION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

quantitative thresholds for determining reportable segments individually or in the aggregate. The Company also has corporate operations that do not generate any revenues.

The Company evaluates segment performance based on several factors, of which the primary financial measure, beginning January 1, 2005, is earnings before interest and taxes (EBIT). As a result of the Company’s investment in CCE Holdings in November 2004, the operating results of which are included in earnings from unconsolidated investments, EBIT allows management and investors to more effectively evaluate the performance of all of the Company’s consolidated subsidiaries and unconsolidated investments. Evaluating segment performance based on EBIT is a change from utilizing operating income in prior periods. Accordingly, prior period segment performance information has been conformed to the current period presentation. The Company defines EBIT as net earnings (loss) available for common shareholders, adjusted for: (i) items that do not impact earnings (loss) from continuing operations, such as extraordinary items, discontinued operations and the impact of accounting changes; (ii) income taxes; (iii) interest; and (iv) dividends on preferred stock. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net earnings and other performance measures such as operating income or operating cash flow. Sales of products or services between segments are billed at regulated rates or at market rates, as applicable. There were no material intersegment revenues during the three and six months ended June 30, 2005 and 2004.

The following table sets forth certain selected financial information for the Company’s segments and a reconciliation of EBIT to net earnings for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues from external customers:
Distribution	$192,897	$177,170	$823,953	$812,554
Transportation and Storage	110,421	108,251	245,821	246,420
Total segment operating revenues	303,318	285,421	1,069,774	1,058,974
All Other	1,846	1,377	2,947	2,393
Total consolidated operating revenues	$305,164	$286,798	$1,072,721	$1,061,367

Depreciation and amortization:
Distribution	$16,365	$14,146	$31,762	$28,338
Transportation and Storage (1)	15,025	14,876	30,392	26,830
Total segment depreciation and amortization	31,390	29,022	62,154	55,168
All Other	151	142	305	283
Corporate	412	141	805	273
Total consolidated depreciation and amortization	$31,953	$29,305	$63,264	$55,724

Earnings (loss) from unconsolidated investments:
Distribution	$--	$--	$--	$--
Transportation and Storage	20,268	90	35,653	100
Total segment earnings from unconsolidated investments	20,268	90	35,653	100
All Other	(35)	(11)	(80)	(23)
Total consolidated earnings from unconsolidated investments	$20,233	$79	$35,573	$77

Other income (expense):
Distribution	$(863)	$(537)	$77	$870
Transportation and Storage	978	(434)	1,315	270
Total segment other income (expense), net	115	(971)	1,392	1,140
All Other	1,102	966	1,101	1,445
Corporate	(1,124)	(288)	(6,070)	(1,414)
Total consolidated other income (expense), net	$93	$(293)	$(3,577)	$1,171

SOUTHERN UNION COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Segment performance:
Distribution EBIT	$(6,430)	$1,820	$83,719	$86,848
Transportation and Storage EBIT	61,641	33,773	139,877	103,451
Total segment EBIT	55,211	35,593	223,596	190,299
All Other	1,126	895	1,099	(1,356)
Corporate	(4,935)	(986)	(6,041)	(1,624)
Interest	(31,796)	(30,212)	(67,001)	(61,268)
Federal and state income taxes	(3,930)	(1,347)	(43,782)	(46,741)
Net earnings	$15,676	$3,943	$107,871	$79,310

Expenditures for long-lived assets:
Distribution	$20,646	$23,742	$33,027	$36,999
Transportation and Storage	61,506	42,677	96,139	68,022
Total segment expenditures for long-lived assets	82,152	66,419	129,166	105,021
All Other	436	(200)	657	570
Corporate	1,883	5,412	5,708	9,371
Total consolidated expenditures for long-lived assets	$84,471	$71,631	$135,531	$114,962

	June 30,	December 31,
	2005	2004
Total assets:
Distribution	$2,304,527	$2,448,750
Transportation and Storage	3,007,950	2,957,880
Total segment assets	5,312,477	5,406,630
All Other	39,547	40,319
Corporate	125,692	121,340
Total consolidated assets	$5,477,716	$5,568,289

(1) Depreciation and amortization reflected herein for the six months ended June 30, 2004 is $3,193,000 less than that reported by Panhandle Energy in its separate SEC filing for the same period. The outside appraisals for the Panhandle Energy assets acquired and liabilities assumed were finalized after Southern Union had filed its Form 10-Q for the quarter ended December 31, 2003, but prior to Panhandle Energy filing its December 31, 2003 Form 10-K. Panhandle Energy was able to reflect depreciation and amortization expense consistent with the final outside appraisals as of December 31, 2003, which Southern Union recognized during the quarter ended March 31, 2004.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Introduction

Management’s Discussion and Analysis of Results of Operations and Financial Condition is provided as a supplement to the accompanying unaudited interim consolidated financial statements and notes to help provide an understanding of the financial condition, changes in financial condition and results of operations of Southern Union Company (Southern Union or the Company). The following section includes an overview of the Company’s business as well as recent developments that the Company believes are important in understanding its results of operations, and to anticipate future trends in those operations. Subsequent sections include an analysis of Southern Union’s results of operations on a consolidated basis and on a segment basis for each reportable segment, information relating to the Company’s liquidity and capital resources, and quantitative and qualitative disclosures about market risk and other matters.

Overview

Southern Union owns and operates assets in the regulated natural gas industry and is primarily engaged in the transportation, storage and distribution of natural gas in the United States. Through Southern Union’s wholly-owned subsidiary, Panhandle Eastern Pipe Line Company, LP, and its subsidiaries (hereafter collectively referred to as Panhandle Energy), the Company owns and operates more than 10,000 miles of interstate pipelines that transport up to 5.4 billion cubic feet per day (Bcf/d) of natural gas from the Gulf of Mexico, South Texas and the Panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes regions. Panhandle Energy also owns and operates a liquefied natural gas (LNG) import terminal, located on Louisiana’s Gulf Coast, which is one of the largest operating LNG facilities in North America. Through its investment in CCE Holdings, LLC (CCE Holdings), Southern Union has an interest in and operates the Transwestern Pipeline (Transwestern) and Florida Gas Transmission Company (FGT) interstate pipelines, comprising more than 7,400 miles of interstate pipelines that transport up to approximately 4.1 Bcf/d of natural gas, which stretch from western Texas and the San Juan Basin to markets throughout the Southwest and to California, and from the Gulf Coast to Florida. Through Southern Union’s three regulated utility divisions -- Missouri Gas Energy (MGE), PG Energy and New England Gas Company (NEGC), the Company serves over 959,000 natural gas end-user customers in Missouri, Pennsylvania, Massachusetts and Rhode Island.

On November 17, 2004, CCE Holdings, LLC (CCE Holdings), a joint venture in which Southern Union indirectly owns a 50% interest, acquired 100% of the equity interests of CrossCountry Energy, LLC (CrossCountry Energy) from Enron Corp. and its subsidiaries for a purchase price of approximately $2,450,000,000 in cash, including certain consolidated debt. Concurrent with this transaction, CCE Holdings divested CrossCountry Energy’s interests in Northern Plains Natural Gas Company, LLC and NBP Services, LLC to ONEOK, Inc. (ONEOK) for $175,000,000 in cash. Following these transactions, CCE Holdings owns 100% of Transwestern Pipeline Company, LLC and has a 50% interest in Citrus Corp. (Citrus) - which, in turn, owns 100% of Florida Gas Transmission Company. An affiliate of El Paso Corporation owns the remaining 50% of Citrus. The Company funded its $590,500,000 equity investment in CCE Holdings through borrowings of $407,000,000 under an equity bridge loan facility, net proceeds of $142,000,000 from the settlement on November 16, 2004 of its July 2004 forward sale of 8,242,500 shares of its common stock, and additional borrowings of approximately $42,000,000 under its existing revolving credit facility. Subsequently, in February 2005 Southern Union issued 2,000,000 of its 5% Equity Units from which it received net proceeds of approximately $97,378,000, and issued 14,913,042 shares of its common stock, from which it received net proceeds of approximately $331,772,000, all of which was utilized to repay indebtedness incurred in connection with its investment in CCE Holdings (see Note VII - Stockholders’ Equity). The Company’s investment in CCE Holdings is accounted for using the equity method of accounting. Accordingly, Southern Union reports its share of CCE Holdings’ earnings as earnings from unconsolidated investments in the Consolidated Statement of Operations.

Results of Operations

The Company’s results of operations are discussed on a consolidated basis and on a segment basis for each of the two reportable segments: the Distribution segment and the Transportation and Storage segment. Beginning January 1, 2005, segment results of operations are presented on the basis of earnings before interest and taxes (EBIT), which is the primary performance measure that the Company uses to internally manage its business. Evaluating segment performance based on EBIT is a change from utilizing operating income in prior periods. Accordingly, prior period segment performance information has been conformed to the current period presentation. For additional information as to segment reporting and the calculation of EBIT, see Note XV - Reportable Segments.

Consolidated Results

The following table provides selected financial information regarding the Company’s consolidated results of operations and a reconciliation of EBIT to net earnings for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005		2004	2005	2004
	(thousands of dollars)			(thousands of dollars)
EBIT:
Distribution segment		$(6,430)	$1,820	$83,719	$86,848
Transportation and storage segment		61,641	33,773	139,877	103,451
All other		1,126	895	1,099	(1,356)
Corporate		(4,935)	(986)	(6,041)	(1,624)
Total EBIT		51,402	35,502	218,654	187,319
Interest		(31,796)	(30,212)	(67,001)	(61,268)
Earnings before income taxes		19,606	5,290	151,653	126,051
Federal and state income taxes		3,930	1,347	43,782	46,741
Net earnings		15,676	3,943	107,871	79,310
Preferred stock dividends		(4,341)	(4,341)	(8,682)	(8,682)
Net earnings (loss) available for common shareholders	$	$ 11,335	$(398)	$99,189	$70,628

Consolidated Results -- Three Months Ended June 30, 2005 Compared to 2004. The Company recorded net earnings available for common shareholders of $11,335,000 ($.10 per diluted share, hereinafter referred to as per share) for the three months ended June 30, 2005 compared with a $398,000 net loss ($.01 loss per share) for the same period in 2004. The $11,733,000 increase in net earnings available for common shareholders was primarily due to the following:

•	a $27,868,000 increase in EBIT from the Transportation and Storage segment (see Business Segment Results - Transportation and Storage Segment); and

•	a $231,000 increase in EBIT from subsidiary operations included in the All Other category.

The above items were partially offset by the following:

•	an $8,250,000 decrease in EBIT from the Distribution segment (see Business Segment Results - Distribution Segment);

•	a $3,949,000 decrease in EBIT from Corporate operations (see Corporate);

•	a $1,584,000 increase in interest expense (see Interest Expense); and

•	a $2,583,000 increase in income tax expense (see Federal and State Income Taxes).

Consolidated Results -- Six Months Ended June 30, 2005 Compared to 2004. The Company recorded net earnings available for common shareholders of $99,189,000 ($.94 per share) for the six months ended June 30, 2005 compared with $70,628,000 ($.91 per share) for the same period in 2004. The $28,561,000 increase in net earnings available for common shareholders was primarily due to the following:

•	a $36,426,000 increase in EBIT from the Transportation and Storage segment (see Business Segment Results - Transportation and Storage Segment);

•	a $2,455,000 increase in EBIT from subsidiary operations included in the All Other category (see All Other Operations); and

•	a $2,959,000 decrease in income tax expense (see Federal and State Income Taxes).

The above items were partially offset by the following:

•	a $3,129,000 decrease in EBIT from the Distribution segment (see Business Segment Results - Distribution Segment);

•	a $4,417,000 decrease in EBIT from Corporate operations (see Corporate); and

•	a $5,733,000 increase in interest expense (see Interest Expense).

All Other Operations. EBIT from subsidiary operations included in the All Other category for the six months ended June 30, 2005 increased by $2,455,000 to $1,099,000. The increase in EBIT primarily reflects a $2,985,000 charge recorded by PEI Power Corporation during the first quarter of 2004 to provide for the estimated future debt service payments in excess of projected tax revenues for the tax incremental financing obtained for the development of PEI Power Park.

Corporate. EBIT from Corporate operations for the three months ended June 30, 2005 decreased by $3,949,000 to a loss of $4,935,000. The decrease in Corporate EBIT reflects the impact of: (i) a $4,277,000 increase in operational expenses, which primarily includes $2,892,000 of increased pension expense (including a $1,585,000 curtailment loss from plan termination and a $1,141,000 curtailment loss on pension plan payments to a former executive of the Company) and $2,790,000 of increased outside accounting, consulting and legal fees related to Sarbanes-Oxley Section 404 compliance, Security and Exchange Commission (SEC) filings and other corporate matters, partially offset by $2,000,000 of increased corporate cost allocations; (ii) an $836,000 increase in other expense, net; (iii) a $272,000 increase in depreciation expense; and (iv) a $1,436,000 decrease in taxes other than on income and revenues, primarily due to a $1,500,000 charge recorded during the second quarter of 2004 to provide for the Company’s estimated liability under a sales and use tax audit.

EBIT from Corporate operations for the six months ended June 30, 2005 decreased by $4,417,000 to a loss of $6,041,000. The decrease in Corporate EBIT reflects the impact of: (i) a $4,657,000 increase in other expense, net, primarily due to charges of $4,508,000 recorded during the first quarter of 2005 to reserve for an other-than-temporary impairment of the Company’s investment in Advent and to record a liability for the guarantee by a subsidiary of the Company of a line of credit between Advent and a bank; (ii) a $632,000 increase in operational expenses, which includes $4,314,000 of increased outside accounting, consulting and legal fees and $3,548,000 of increased pension costs, both previously discussed, partially offset by $2,273,000 of decreased payroll and other operational costs and $5,763,000 of increased corporate cost allocations; (iii) a $531,000 increase in depreciation expense; and (iv) a $1,403,000 decrease in taxes other than on income and revenues, primarily due to the 2004 tax audit provision, previously discussed.

Interest Expense. Total interest expense for the three months ended June 30, 2005 increased by $1,584,000, or 5%, to $31,796,000. The increase was primarily attributable to $1,094,000 of interest expense recorded in 2005 related to the Company’s 4.375% senior notes (see Note VII - Stockholders’ Equity) and $983,000 of increased interest expense on short-term debt as discussed below. These increases were partially offset by lower interest expense on Panhandle Energy’s debt of $525,000 (net of amortization of debt premiums established in purchase accounting related to the Panhandle Energy acquisition) and decreased interest expense of $362,000 on the Company’s $311,087,000 bank note (the 2002 Term Note). The average rate of interest on all debt increased from 5.35% in 2004 to 5.41% in 2005.

Interest expense on short-term debt for the three months ended June 30, 2005 increased by $983,000 to $1,042,000, primarily due to the increase in the average amount of short-term debt outstanding from $9,400,000 during 2004 to $88,805,000 during 2005 and the increase in the average rate of interest on short-term debt from 1.9% in 2004 to 3.8% in 2005.

Total interest expense for the six months ended June 30, 2005 increased by $5,733,000, or 9%, to $67,001,000. The increase was primarily attributable to $3,113,000 of interest expense recorded during the first quarter of 2005 related to the $407,000,000 bridge loan (see Note X - Notes Payable) that was used to finance a portion of the Company’s investment in CCE Holdings, $1,665,000 of increased interest expense recorded in 2005 related to the Company’s

4.375% senior notes and $1,933,000 of increased interest expense on short-term debt as discussed below. These increases were partially offset by lower interest expense on Panhandle Energy’s debt of $832,000 (net of amortization of debt premiums established in purchase accounting related to the Panhandle Energy acquisition) and decreased interest expense of $491,000 on the 2002 Term Note. The average rate of interest on all debt increased from 5.11% in 2004 to 5.16% in 2005.

Interest expense on short-term debt for the six months ended June 30, 2005 increased by $1,933,000 to $2,862,000, primarily due to the increase in the average amount of short-term debt outstanding from $85,995,000 during 2004 to $146,607,000 during 2005 and the increase in the average rate of interest on short-term debt from 1.9% in 2004 to 3.4% in 2005.

Federal and State Income Taxes. The Company's estimated annual consolidated federal and state effective income tax rate (Estimated EITR) for 2005 is 29% as of June 30, 2005. The Company’s Estimated EITR for 2004 was 37% as of June 30, 2004. The decrease in the Estimated EITR was primarily due to: (i) the anticipated reversal, during 2005, of an $11,942,000 deferred tax asset valuation allowance associated with Southern Union's investment in CCE Holdings; (ii) the recognition of an 80% dividend received deduction on dividends expected to be received from Citrus during 2005; and (iii) the recognition of the Medicare Part D tax-free subsidy (see Note XI - Employee Benefits).

Southern Union is in the process of completing an income tax project previously initiated to assess the timing and amount of temporary differences that may have accumulated over the years. The Company believes that this study will be completed by December 31, 2005. The analysis required to complete this project may identify deferred income tax assets or liabilities that should be reversed to decrease or increase income tax expense, respectively. Management does not believe that the effect of such reversals will have a material effect on the Company's results of operations.

Business Segment Results

Distribution Segment -- The Distribution segment is primarily engaged in the local distribution of natural gas in Missouri, Pennsylvania, Massachusetts and Rhode Island. Its operations are conducted through the Company’s three regulated utility divisions: MGE, PG Energy and NEGC. Collectively, the utility divisions serve over 959,000 residential, commercial and industrial customers. The utility divisions’ operations are regulated as to rates and other matters by the regulatory commissions of the states in which each operates. The utility divisions’ operations are generally sensitive to weather and seasonal in nature, with a significant percentage of annual operating revenues and net earnings occurring in the traditional winter heating season in the first and fourth calendar quarters.

The following table provides summary data regarding the Distribution segment’s results of operations for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(thousands of dollars)		(thousands of dollars)
Financial Results
Operating revenues	$192,897	$177,170	$823,953	$812,554
Cost of gas and other energy	(111,005)	(97,948)	(559,319)	(552,535)
Revenue-related taxes	(6,718)	(5,983)	(28,957)	(27,934)
Net operating revenues, excluding depreciation and amortization	75,174	73,239	235,677	232,085
Operating expenses:
Operating, maintenance, and general	59,461	50,381	108,855	104,905
Depreciation and amortization	16,365	14,146	31,762	28,338
Taxes other than on income and revenues	4,915	6,355	11,418	12,864
Total operating expenses	80,741	70,882	152,035	146,107
Operating income (loss)	(5,567)	2,357	83,642	85,978
Other income (expense), net	(863)	(537)	77	870
EBIT	$(6,430)	$1,820	$83,719	$86,848

Operating Information
Gas sales volumes in millions of cubic feet (MMcf)	14,155	13,245	67,619	69,967
Gas transported volumes in MMcf	12,958	12,951	31,961	32,741

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Weather:
Degree days:
MGE service territories	335	348	2,769	2,943
PG Energy service territories	724	679	4,056	3,972
NEGC service territories	842	705	3,863	3,766
Percent of 30-year measure:
MGE service territories	73%	76%	87%	93%
PG Energy service territories	92%	90%	104%	102%
NEGC service territories	111%	93%	105%	103%

Operating Revenues. Operating revenues for the three months ended June 30, 2005 compared with the three months ended June 30, 2004 increased $15,727,000 to $192,897,000, while gas purchase and other energy costs increased $13,057,000 to $111,005,000. The increase in both operating revenues and gas purchase costs between periods was primarily due to a 6% increase in the average cost of gas from $7.40 per thousand cubic feet (Mcf) in 2004 to $7.84 per Mcf in 2005 and a 7% increase in gas sales volumes to 14,155 million cubic feet (MMcf) in 2005 from 13,245 MMcf in 2004. The increase in the average cost of gas is due to increases in market prices throughout the Company’s distribution system as a result of competitive pricing occurring within the entire energy industry. The increase in gas sales volumes is primarily due to the impact of colder weather in 2005 as compared with 2004 in the Company’s NEGC and PG Energy service territories. Operating revenues for the three months ended June 30, 2005 were also impacted by the $22,370,000 annual increase to base revenues granted to MGE, effective October 2, 2004.

Gas purchase costs generally do not directly affect earnings since these costs are passed on to customers pursuant to purchase gas adjustment clauses. Accordingly, although changes in the cost of gas may cause the Company’s operating revenues to fluctuate, net operating revenues are generally not affected by increases or decreases in the cost of gas. Increases in gas purchase costs indirectly affect earnings as the customer’s bill increases, usually resulting in increased bad debt and collection costs being recorded by the Company.

Operating revenues for the six months ended June 30, 2005 compared with the six months ended June 30, 2004 increased $11,399,000 to $823,953,000 while gas purchase and other energy costs increased $6,784,000 to $559,319,000. The increase in both operating revenues and gas purchase costs between periods was primarily due to a 5% increase in the average cost of gas from $7.90 per Mcf in 2004 to $8.27 per Mcf in 2005, which was partially offset by a 3% decrease in gas sales volumes to 67,619 MMcf in 2005 from 69,967 MMcf in 2004. The increase in the average cost of gas is due to increases in market prices throughout the Company’s distribution system. The decrease in gas sales volumes is primarily due to the impact of warmer weather in 2005 as compared with 2004 in the Company’s MGE service territories. Operating revenues for the six months ended June 30, 2005 were also impacted by the annual increase to base revenues granted to MGE, as previously noted.

Net Operating Revenues. Net operating revenues for the three months ended June 30, 2005 increased by $1,935,000, to $75,174,000. Net operating revenues for the six months ended June 30, 2005 increased by $3,592,000 to $235,677,000. Net operating revenues and earnings are primarily dependent upon gas service rates and gas sales volumes. The level of gas sales volumes is sensitive to the variability of the weather as well as the timing of acquisitions. Service rates in 2005 were positively impacted by the annual increase to base revenues granted to MGE, as previously noted.

Operating Expenses. Operating, maintenance and general expenses for the three months ended June 30, 2005 increased $9,080,000 to $59,461,000. Operating expenses were impacted by $3,442,000 of increased employee payroll and benefit costs primarily due to general wage increases and increased overtime due to distribution system maintenance, $2,259,000 of increased bad debt expense resulting from higher customer receivables due to increased gas prices, $1,358,000 of increased pension and postretirement benefit costs primarily due to the impact of stock market volatility on plan assets and discount rates, and increased outside service costs including collection agency fees, call center fees and information technology fees.

Operating, maintenance and general expenses for the six months ended June 30, 2005 increased $3,950,000 to $108,855,000. Operating expenses were impacted by $2,005,000 of increased pension and postretirement benefit costs, previously discussed, and $1,890,000 of increased outside service fees related to environmental matters.

As of June 30, 2005, the Company believes that its reserves for bad debts are adequate based on historical trends and collections. However, to the extent that the cost of gas remains above historical averages, the Company may experience increased pressure on collections and exposure to bad debts that could impact the operating results of this segment during the remainder of 2005.

Depreciation and amortization expense for the three months ended June 30, 2005 increased $2,219,000 to $16,365,000. Depreciation and amortization expense for the six months ended June 30, 2005 increased $3,424,000 to $31,762,000. The increase in both periods was primarily due to normal growth in plant.

Supplemental Operating Information. The following table sets forth additional gas throughput and related information for the Company’s Distribution segment for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Average number of customers:
Residential	845,176	847,155	851,065	850,240
Commercial	102,709	102,930	104,445	104,193
Industrial and irrigation	425	427	427	433
Public authorities and other	401	388	401	386
Total average customers served	948,711	950,900	956,338	955,252
Transportation customers	3,042	2,685	3,054	2,685
Total average gas sales and transportation customers	951,753	953,585	959,392	957,937

Gas sales in MMcf:
Residential	13,912	14,619	53,096	56,858
Commercial	5,496	5,781	21,530	23,019
Industrial and irrigation	743	711	1,580	1,459
Public authorities and other	48	42	212	204
Gas sales billed	20,199	21,153	76,418	81,540
Net change in unbilled gas sales	(6,044)	(7,908)	(8,799)	(11,573)
Total gas sales	14,155	13,245	67,619	69,967
Gas transported	12,958	12,951	31,961	32,741
Total gas sales and gas transported	27,113	26,196	99,580	102,708

Gas sales revenues (thousands of dollars):
Residential	$174,874	$175,860	$636,140	$625,366
Commercial	62,452	63,532	242,288	239,045
Industrial and irrigation	7,701	6,394	16,532	13,904
Public authorities and other	502	452	2,170	1,961
Gas revenues billed	245,529	246,238	897,130	880,276
Net change in unbilled gas sales revenues	(58,790)	(78,038)	(95,045)	(95,439)
Total gas sales revenues	186,739	168,200	802,085	784,837
Gas transportation revenues	7,732	7,063	21,739	19,173
Other revenues	(1,574)	1,907	129	8,544
Total operating revenues	$192,897	$177,170	$823,953	$812,554

Gas sales revenue per thousand cubic feet billed:
Residential	$12.57	$12.03	$11.98	$11.04
Commercial	11.36	10.99	11.25	10.42
Industrial and irrigation	10.36	8.97	10.46	9.54
Public authorities and other	10.46	10.74	10.24	9.61

Transportation and Storage Segment -- The Transportation and Storage segment is primarily engaged in the interstate transportation and storage of natural gas in the Midwest and Southwest and from the Gulf Coast to Florida, and also provides LNG terminalling and regasification services. Its operations are conducted through Panhandle Energy and the Company’s 50% equity investment in CCE Holdings. Panhandle Energy provides approximately 500 customers in the Midwest and Southwest with a comprehensive array of transportation and storage services. Panhandle Energy also operates one of the largest LNG terminal facilities in North America. Through its investment in CCE Holdings, Southern Union has an interest in and operates the Transwestern and FGT interstate gas pipelines. Transwestern accesses natural gas supply from the San Juan Basin, western Texas and mid-continent producing areas, and transports these volumes to markets in California, the Southwest and the key trading hubs in western Texas. FGT is the principal transporter of natural gas to the Florida energy market through a pipeline system that connects the natural gas supply basins of the Texas and Louisiana Gulf Coasts and the Gulf of Mexico to Florida. Southern Union reports the Company’s share of CCE Holdings’ earnings as earnings from unconsolidated investments in the Consolidated Statement of Operations. The Transportation and Storage segment's operations are regulated as to rates and other matters by the Federal Energy Regulatory Commission (FERC), and are somewhat sensitive to the weather and seasonal in nature with a significant percentage of annual operating revenues and net earnings occurring in the traditional winter heating season.

The following table provides summary data regarding the Transportation and Storage segment’s results of operations for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Financial Results
Reservation revenue	$81,197	$77,863	$181,784	$179,075
LNG terminalling revenue	13,561	14,081	26,769	27,843
Commodity revenue	13,545	14,041	32,978	34,689
Other revenue	2,118	2,266	4,290	4,813
Total operating revenues	110,421	108,251	245,821	246,420
Operating expenses:
Operating, maintenance, and general	48,132	52,584	98,315	102,309
Depreciation and amortization (1)	15,025	14,876	30,392	26,830
Taxes other than on income and revenues	6,869	6,674	14,205	14,200
Total operating expenses	70,026	74,134	142,912	143,339
Operating income	40,395	34,117	102,909	103,081
Earnings from unconsolidated investments	20,268	90	35,653	100
Other income (expense), net	978	(434)	1,315	270
EBIT	$61,641	$33,773	$139,877	$103,451

Operating Information
Gas transported in trillions of British thermal units (Tbtu)	295	303	645	655

(1) Depreciation and amortization reflected herein for the six months ended June 30, 2004 is $3,193,000 less than that reported by Panhandle Energy in its separate SEC filing for the same period. The outside appraisals for the Panhandle Energy assets acquired and liabilities assumed were finalized after Southern Union had filed its Form 10-Q for the quarter ended December 31, 2003, but prior to Panhandle Energy filing its December 31, 2003 Form 10-K. Panhandle Energy was able to reflect depreciation and amortization expense consistent with the final outside appraisals as of December 31, 2003, which Southern Union recognized during the quarter ended March 31, 2004.

Operating Revenues. Operating revenues for the three months ended June 30, 2005 compared with the three months ended June 30, 2004 increased $2,170,000 to $110,421,000. Operating revenues were impacted by higher reservation revenue of $3,334,000 due to higher average rates, partially offset by lower LNG terminalling revenue of $520,000 due to reduced LNG volumes received and lower commodity revenue of $496,000 due to a reduction in commodity volumes of two percent. Reservation average rates are dependent on certain factors including customer demand for reserved capacity, capacity sold levels for a given period and, in some cases, utilization of capacity. Commodity revenues are dependent upon a number of variable factors, including weather, storage levels and customer demand for firm, interruptible and parking services.

Operating revenues for the six months ended June 30, 2005 compared with the six months ended June 30, 2004 decreased $599,000 to $245,821,000. Operating revenues were impacted by lower commodity revenue of $1,711,000 due to a reduction in commodity volumes of one percent and lower LNG terminalling revenue of $1,074,000 due to a reduction in LNG volumes received. Commodity revenues are dependent upon a number of variable factors, including weather, storage levels and customer demand for firm, interruptible and parking services. This decrease was partially offset by an increase in reservation revenue of $2,709,000 due to higher average rates. Reservation average rates are dependent on certain factors including customer demand for reserved capacity, capacity sold levels for a given period and, in some cases, utilization of capacity.

Operating Expenses. Operating, maintenance and general expenses for the three months ended June 30, 2005 decreased $4,452,000 to $48,132,000. Such decrease was primarily due to lower operational expenses of approximately $5,300,000 due to the timing of maintenance activities performed during off-peak times, more of which was performed earlier in the summer months of 2004, reduced administrative expenses of $1,600,000 primarily associated with the workforce reduction in 2004 and increased synergies due to the integration of CrossCountry Energy, LLC (CrossCountry Energy) and reduced power costs of $538,000 due to reduced LNG volumes received, partially offset by an increase in corporate services of $1,359,000 and the higher net recovery of previously underrecovered fuel volumes of $1,313,000.

Operating, maintenance and general expenses for the six months ended June 30, 2005 decreased $3,994,000 to $98,315,000. Such decrease was primarily due to lower operational expenses of approximately $5,800,000 due to the timing of maintenance activities performed during off-peak times, more of which was performed earlier in the summer months in 2004, reduced administrative costs of $2,200,000 primarily associated with the workforce reduction which was undertaken in 2004 due to the integration of CrossCountry Energy and lower power costs of $737,000 due to a reduction in LNG volumes received. Such decrease was partially offset by the higher net recovery of previously underrecovered fuel volumes of $2,416,000 and increased corporate services of $1,155,000.

Depreciation and amortization expense for the six months ended June 30, 2005 increased $3,562,000 to $30,392,000 primarily due to the $3,193,000 purchase accounting adjustments recorded during the first quarter of 2004, as previously noted.

Earnings from Unconsolidated Investments. Earnings from unconsolidated investments for the three months ended June 30, 2005 and 2004 were $20,268,000 and $90,000, respectively. The increase in earnings from unconsolidated investments in 2005 is primarily due to $20,212,000 of earnings from CCE Holdings, which the Company acquired on November 17, 2004.

Earnings from unconsolidated investments for the six months ended June 30, 2005 and 2004 were $35,653,000 and $100,000, respectively. The increase in earnings from unconsolidated investments in 2005 is primarily due to $35,544,000 of earnings from CCE Holdings in 2005.

Liquidity and Capital Resources

Operating Activities. The seasonal nature of the Company’s business results in a high level of cash flow needs to finance gas purchases and other energy costs, outstanding customer accounts receivable and certain tax pay-ments. Additionally, significant cash flow needs may be required to finance current debt service obligations. To provide these funds, as well as funds for its continuing construction and maintenance programs, the Com-pany has historically used cash flows from operations and its credit facilities. Because of available credit and the ability to obtain various types of market financing, combined with anticipated cash flows from operations, management believes it has adequate financial flexibility and access to financial markets to meet its short-term cash needs.

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

Cash flows provided by operating activities were $307,484,000 for the six months ended June 30, 2005 compared with cash flows provided by operating activities of $354,237,000 for the same period in 2004. Cash flows provided by operating activities before changes in operating assets and liabilities for 2005 were $193,404,000 compared with $185,119,000 for 2004. Changes in operating assets and liabilities provided cash of $114,080,000 in 2005 and $169,118,000 in 2004. Working capital was negatively impacted in 2005 by decreases in accounts payable, changes in deferred credits, lower withdrawals from inventories and changes in taxes and other liabilities. The negative impact was partially offset by changes in deferred purchased gas costs and accounts receivable.

At June 30, 2005 and December 31, 2004, the Company’s primary source of liquidity included borrowings available under the Company’s credit facilities. On May 28, 2004, the Company entered into a new five-year long-term credit facility in the amount of $400,000,000 (the Long-Term Facility) that matures on May 29, 2009. Borrowings under the Long-Term Facility are available for Southern Union’s working capital, letter of credit requirements and other general corporate purposes. The Company has additional availability under uncommitted line of credit facilities (Uncommitted Facilities) with various banks. The Long-Term Facility is subject to a commitment fee based on the rating of the Company’s senior unsecured notes (the Senior Notes). As of June 30, 2005, the commitment fees were an annualized 0.15%. A balance of $152,000,000 and $292,000,000 was outstanding under the Company’s credit facilities at an effective interest rate of 4.05% and 3.20% at June 30, 2005 and December 31, 2004, respectively. As of July 29, 2005, there was a balance of $187,500,000 outstanding under the Company’s credit facilities.

On July 14, 2005, the Company amended an existing uncommitted short-term bank note to increase the principal amount from $15,000,000 to $65,000,000 in order to provide additional liquidity. The note is repayable upon demand and the Company borrowed $50,000,000 under the note on July 19, 2005 for an initial period of six months at a rate of 4.54%, which is based upon six-month LIBOR plus 70 basis points.

Investing Activities. Cash flows used in investing activities were $137,712,000 for the six months ended June 30, 2005 compared with $115,575,000 for the same period in 2004.

During the six months ended June 30, 2005 and 2004, the Company expended $135,531,000 and $114,962,000, respectively, for capital expenditures excluding acquisitions. The Transportation and Storage segment incurred $96,139,000 and $68,022,000 of capital expenditures during the six months ended June 30, 2005 and 2004, respectively. Included in these capital expenditures were approximately $52,000,000 and $39,000,000 relating to the Phase I and Phase II expansions of the LNG facility of Trunkline LNG Company, LLC (Trunkline LNG), and the construction by Trunkline Gas Company (Trunkline) of a 36-inch diameter, 23-mile natural gas pipeline loop from the LNG terminal in 2005 and 2004, respectively (see Note XIII -- Regulation and Rates -- Panhandle Energy). The remaining capital expenditures for the respective periods primarily related to Distribution segment system replacement and expansion. Included in these capital expenditures were $5,766,000 and $1,150,000 for the MGE safety program during the six months ended June 30, 2005 and 2004, respectively. Cash flow provided by operations has historically been utilized to finance capital expenditures and is expected to be the primary source for future capital expenditures.

The Company estimates expenditures associated with the Phase I and Phase II LNG terminal expansions and the construction of Trunkline’s 36-inch diameter, 23-mile natural gas pipeline loop from the LNG terminal to be approximately $54,000,000 for the remainder of 2005 and approximately $10,000,000 in 2006, plus capitalized interest. These estimates were developed for budget planning purposes and are subject to revision.

In August 2005, Trunkline announced preliminary plans to expand its natural gas pipeline in East Texas through construction of an approximately 45 mile, 30-inch pipeline loop into Louisiana. The expansion project, which is subject to regulatory approval, will give customers increased access to additional Texas supply and provide an additional capacity of approximately .4 bcf/day. The expansion is estimated to be in service in 2007 at an estimated cost of $80 million.

Financing Activities. Cash flows used in financing activities were $199,214,000 for the six months ended June 30, 2005 compared with $239,501,000 for the same period in 2004. Financing activity cash flow changes were primarily due to the net impact of acquisition financing, repayment and issuance of debt, net borrowings under the revolving credit facilities and the issuance of common stock. As a result of these financing transactions, the Company’s total debt to total capital ratio at June 30, 2005 was 54.7%, compared with 64.3% at June 30, 2004. The Company’s effective debt cost rate under the current debt structure was 5.78% (which includes interest and the amortization of debt issuance costs and redemption premiums on refinanced debt) as of June 30, 2005.

On April 29, 2005, Panhandle Energy refinanced LNG Holdings' outstanding bank loans of $255,626,000, due 2007, for the same principal amount and extended the maturity date from January 31, 2007 to March 15, 2007. The new notes have substantially the same terms as the old notes with the exception of the following primary differences: (i) the assets of Trunkline LNG are not pledged as collateral; (ii) Panhandle Eastern Pipe Line and Trunkline LNG each severally provided a guarantee for the notes; and (iii) the interest rate is tied to the rating of Panhandle Eastern Pipe Line's unsecured funded debt.

On February 11, 2005, Southern Union issued 2,000,000 of its 5% Equity Units at a public offering price of $50 per unit, resulting in net proceeds, after underwriting discounts and commissions and other transaction related costs, of $97,378,000. Southern Union used the proceeds to repay the balance of the bridge loan used to finance a portion of its investment in CCE Holdings and to repay borrowings under its credit facilities. Each equity unit consists of a 1/20th interest in a $1,000.00 principal amount of Southern Union’s 4.375% Senior Notes due 2008 (see Note IX - Long-Term Debt and Capital Lease Obligations) and a forward stock purchase contract that obligates the holder to purchase Southern Union common stock on February 16, 2008, at a price based on the preceding 20-day average closing price (subject to a minimum and maximum conversion price per share of $24.61 and $30.76, respectively, which are subject to adjustments for future stock splits or stock dividends). The equity units carry a total annual coupon of 5.00% (4.375% annual face amount of the senior notes plus 0.625% annual contract adjustment payments).

On February 9, 2005, Southern Union issued 14,913,042 shares of its common stock at $23.00 per share, resulting in net proceeds, after underwriting discounts and commissions and other transaction related costs, of $331,772,000. Southern Union used the net proceeds to repay a portion of the bridge loan used to finance a portion of its investment in CCE Holdings.

On March 12, 2004, Panhandle Energy issued $200,000,000 of its 2.75% Senior Notes due 2007. Panhandle Energy used a portion of the net proceeds of that offering to fund the redemption of the remaining $146,080,000 principal amount of its 6.125% Senior Notes due 2004 that matured on March 15, 2004, and to provide working capital to the Company. Panhandle Energy used a portion of the remaining net proceeds to repay the remaining $52,455,000 principal amount of its 7.875% Senior Notes due 2004 that matured on August 15, 2004.

The Company has a currently effective shelf registration statement on file with the SEC for a total principal amount of $1,000,000,000 in securities of which $219,813,000 in securities is available for issuance as of July 29, 2005.

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

Other Matters

Customer Concentrations. In the Transportation and Storage segment, aggregate sales to Panhandle Energy’s top 10 customers accounted for 67% of segment operating revenues and 15% of the Company’s total operating revenues for the six months ended June 30, 2005. This included sales to ProLiance Energy, LLC, a nonaffiliated local distribution company and gas marketer, which accounted for 17% of segment operating revenues, sales to BG Energy Holdings Limited, a nonaffiliated gas marketer, which accounted for 15% of segment operating revenues, and sales to Ameren Corporation, which accounted for 11% of segment operating revenues. No other customer accounted for 10% or more of the Transportation and Storage segment operating revenues, and no single customer or group of customers under common control accounted for 10% or more of the Company’s total operating revenues for the six months ended June 30, 2005.

Off-Balance Sheet Arrangements. As of June 30, 2005, the Company had guarantees related to PEI Power of $7,710,000, letters of credit related to insurance claims and other commitments of $8,582,000 and surety bonds related to construction or repair projects of approximately $3,820,000. The Company believes that the likelihood of having to make payments under the letters of credit or the surety bonds is remote and therefore has made no provisions for making payments under such instruments.

On April 19, 2005, a subsidiary of the Company, in accordance with the terms of a previously executed guarantee, was required to pay a bank $4,000,000 (see Note VI - Unconsolidated Investments).

Regulatory. The majority of the Company's business activities is subject to various regulatory authorities. The Company's financial condition and results of operations have been and will continue to be dependent upon the receipt of adequate and timely ad-justments in rates. For additional information on regulatory matters concerning the Company, see Note XIII - Regulation and Rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes in market risks faced by the Company from those reported in the Company's Transition Report on Form 10-K, as amended, for the six months ended December 31, 2004.

The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7 and 7A in the Company's Transition Report on Form 10-K, as amended, for the six months ended December 31, 2004, in addition to the interim consolidated financial statements, accompanying notes, and Management's Discussion and Analysis of Results of Operations and Financial Condition presented in Items 1 and 2 of Part I of this Quarterly Report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We have established disclosure controls and procedures to ensure that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), and with the participation of personnel from our Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2005.

Changes in Internal Controls.

Management’s assessment of internal control over financial reporting as of December 31, 2004, was included in Southern Union’s amended Transition Report on Form 10-K filed on June 27, 2005. As of January 1, 2005, the Company began migrating to a new enterprise-wide general ledger and financial reporting system, including certain subsystems, which will be implemented across all business units over the next several quarters.

There have been no other changes in internal control over financial reporting that occurred during the first two quarters of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Cautionary Statement Regarding Forward-Looking Information

This Management’s Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Quarterly Report on Form 10-Q contain forward-looking statements that are based on current expectations, estimates and projections about the industry in which the Company operates, management’s beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are outside the Company’s control. Therefore, actual results, performance and achievements may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to put undue reliance on such forward-looking statements. Stockholders may review the Company’s reports filed in the future with the SEC for more current descriptions of developments that could cause actual results to differ materially from such forward-looking statements.

Factors that could cause actual results to differ materially from those expressed in our forward-looking statements include, but are not limited to, the following: cost of gas; gas sales volumes; gas throughput volumes and available sources of natural gas; discounting of transportation rates due to competition; customer growth; abnormal weather conditions in the Company’s service territories; the Company’s ability to control costs successfully and achieve operating efficiencies, including the purchase and implementation of new technologies for achieving such efficiencies; impact of relations with labor unions of bargaining-unit employees; the receipt of timely and adequate rate relief and the impact of future rate cases or regulatory rulings; the outcome of pending and future litigation; the speed and degree to which competition is introduced to our gas distribution business; new legislation and government regulations and proceedings affecting or involving the Company; unanticipated environmental liabilities; the Company’s ability to comply with or to challenge successfully existing or new environmental regulations; changes in business strategy and the success of new business ventures; the risk that the businesses acquired and any other businesses or investments that Southern Union has acquired or may acquire may not be successfully integrated with the businesses of Southern Union; exposure to customer concentration with a significant portion of revenues realized from a relatively small number of customers and any credit risks associated with the financial position of those customers; factors affecting operations such as maintenance or repairs, environmental incidents or gas pipeline system constraints; our or any of our subsidiaries’ debt securities ratings; the economic climate and growth in our industry and service territories and competitive conditions of energy markets in general; inflationary trends; changes in gas or other energy market commodity prices and interest rates; the current market conditions causing more customer contracts to be of shorter duration, which may increase revenue volatility; the possibility of war or terrorist attacks; the nature and impact of any extraordinary transactions such as any acquisition or divestiture of a business unit or any assets. These are representative of the factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions, and general economic conditions, including interest rate fluctuations, federal, state and local laws and regulations affecting the retail gas industry or the energy industry generally, and other factors.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Southern Union is a party to or has property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in Note XIV - Commitments and Contingencies in this Quarterly Report on Form 10-Q and in Note XVIII - Commitments and Contingencies in Southern Union’s Transition Report on Form 10-K, as amended, for the six months ended December 31, 2004.

Southern Union is subject to federal and state requirements for the protection of the environment, including those for the discharge of hazardous materials and remediation of contaminated sites. As a result, Southern Union is a party to or has its property subject to various other lawsuits or proceedings involving environmental protection matters. For information regarding these matters, see Note XIV - Commitments and Contingencies in this Quarterly Report on Form 10-Q and in Note XVIII - Commitments and Contingencies in Southern Union’s Transition Report on Form 10-K, as amended, for the six months ended December 31, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Southern Union held its Annual Meeting of Stockholders related to the Transition Period on May 9, 2005. The following matters were submitted for a vote by Southern Union’s security holders:

(I)	A proposal to approve an amendment to the Company’s Certificate of Incorporation to eliminate the classification of directors.

For	94,174,946
Against	3,667,524
Abstain	138,815
Non-votes	--

(II)
A proposal to approve an amendment to the Company’s Certificate of Incorporation to eliminate the requirement that directors may be removed only for cause and the provision specifying when cause for removal shall be construed to exist.

For	94,504,218
Against	3,302,400
Abstain	174,668
Non-votes	--

(III)	A proposal to approve an amendment to the Company’s Certificate of Incorporation to eliminate cumulative voting for the election of directors.

For	63,631,087
Against	11,430,662
Abstain	160,774
Non-votes	22,758,762

(IV)
A proposal to approve an amendment to the Company’s Certificate of Incorporation to add a director qualification that permits any individual who is an officer of the Company to be eligible to be a director provided that such individual, if elected as a director shall automatically cease to be a director if such individual resigns, retires, or is removed from his or her position as an officer of the company.

For	83,436,559
Against	14,400,885
Abstain	143,842
Non-votes	--

(V)	A proposal to remove all current directors without cause.

For	71,363,272
Against	3,587,624
Abstain	271,628
Non-votes	22,758,762

(VI)	A proposal for the election of Directors.

		Total Vote
	Total Vote for	Withheld From
	Each Director	Each Director
David Brodsky	95,537,670	2,443,615
Frank W. Denius	80,390,362	7,590,924
Kurt A. Gitter, M.D.	96,216,197	1,765,088
Herbert H. Jacobi	95,934,314	2,046,972
Thomas F. Karam	95,728,790	2,252,495
Adam M. Lindemann	96,116,668	1,864,618
George L. Lindemann	96,110,803	1,870,482
Thomas M. McCarter, III	96,452,174	1,529,112
George Rountree, III	96,277,692	1,703,593

(VII)	A proposal to amend the Company’s 2003 Stock Incentive Plan.

For	65,784,925
Against	6,942,228
Abstain	2,495,370
Non-votes	22,758,762

ITEM 6. EXHIBITS

Exhibits. The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

10.1	Amended and Restated Southern Union 2003 Stock and Incentive Plan (the “Amended 2003 Plan”).+

10.2	Form of Option Grant pursuant to the Amended 2003 Plan.+

10.3	Form of Restricted Stock Grant pursuant to the Amended 2003 Plan.+

10.4	Credit Agreement, dated as of April 26, 2005, by and among Trunkline LNG Holdings LLC, as the Borrower, Panhandle Eastern Pipe Line Company, LP, as a Guarantor, Trunkline LNG Company, LLC, as a Guarantor, and the Banks named therein, as the Banks, and Bayerische Hypo- Und Vereinsbank AG, New York Branch, as the Agent, the Sole Book Runner, and the Sole Lead Arranger (Filed as Exhibit 10.1 to Southern Union’s Current Report on Form 8-K filed on May 2, 2005 and incorporated herein by reference).

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

99.1	Restricted Share Agreement of Eric D. Herschmann (Filed as Exhibit 99.1 to Southern Union’s Current Report on Form 8-K filed on June 28, 2005 and incorporated herein by reference).+

99.2	Non-Qualified Stock Option Agreement of Eric D. Herschmann (Filed as Exhibit 99.2 to Southern Union’s Current Report on Form 8-K filed on June 28, 2005 and incorporated herein by reference).+

99.3	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (Filed as Exhibit 99.3 to Southern Union’s Current Report on Form 8-K filed on June 28, 2005 and incorporated herein by reference).+

________________________
+ Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN UNION COMPANY
(Registrant)

Date August 9, 2005	By /S/ JULIE H. EDWARDS

Senior Vice President and
Chief Financial Officer