Form 10-Q
period 2006-03-31
SOUTHERN UNION CO
filed 2006-05-10
CIK 203248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
____________________________

FORM 10-Q

For the quarterly period ended

March 31, 2006

Commission File No. 1-6407

____________________________

SOUTHERN UNION COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-0571592 (I.R.S. Employer Identification No.)

5444 Westheimer Road Houston, Texas (Address of principal executive offices)	77056-5306 (Zip Code)

Registrant's telephone number, including area code: (713) 989-2000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange in which registered
Common Stock, par value $1 per share	New York Stock Exchange
7.55% Depositary Shares	New York Stock Exchange
5.75% Corporate Units	New York Stock Exchange
5.00% Corporate Units	New York Stock Exchange

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
Large accelerated filer   ✓  Accelerated filer   Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes       No    ✓

The number of shares of the registrant's Common Stock outstanding on May 5, 2005 was 111,861,555.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
FORM 10-Q
March 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,
	2006	2005
	(In thousands of dollars, except shares and per share amounts)

Operating revenues (Note 17)	$547,166	$452,100

Operating expenses:
Cost of gas and other energy	306,602	230,231
Revenue-related taxes	16,217	17,284
Operating, maintenance and general	78,777	68,834
Depreciation and amortization	30,865	23,045
Taxes, other than on income and revenues	11,858	10,851
Total operating expenses	444,319	350,245
Operating income	102,847	101,855

Other income (expenses):
Interest	(42,221)	(33,589)
Earnings from unconsolidated investments	11,566	15,341
Other, net (Note 7)	37,093	(5,089)
Total other income (expenses), net	6,438	(23,337)

Earnings from continuing operations before income taxes	109,285	78,518

Federal and state income taxes (Note 14)	35,867	22,124

Net earnings from continuing operations	73,418	56,394

Discontinued operations (Note 18):
Earnings from discontinued operations before
income taxes	38,009	53,530
Federal and state income taxes (Note 14)	13,480	17,728
Net earnings from discontinued operations	24,529	35,802

Net earnings	97,947	92,196

Preferred stock dividends	(4,341)	(4,341)

Net earnings available for common stockholders	$93,606	$87,855

Net earnings available for common stockholders from
continuing operations per share:
Basic	$0.62	$0.50
Diluted	$0.60	$0.48

Net earnings available for common stockholders per
share:
Basic	$0.84	$0.84
Diluted	$0.82	$0.81

Weighted average shares outstanding (Note 6):
Basic	111,668,336	104,270,548
Diluted	114,673,501	107,873,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS

	March 31,	December 31,
	2006	2005
	(In thousands of dollars)
Property, plant and equipment:
Plant in service	$4,760,922	$4,183,280
Construction work in progress	181,710	184,423
	4,942,632	4,367,703
Less accumulated depreciation and amortization	(512,370)	(881,763)
Net property, plant and equipment	4,430,262	3,485,940

Current assets:
Cash and cash equivalents	19,580	16,938
Accounts receivable, net of allowances of
$5,631 and $15,893, respectively	326,954	428,735
Accounts receivable – affiliates	24,095	8,827
Inventories (Note 5)	166,340	295,658
Gas imbalances - receivable	98,249	105,233
Prepayments and other assets	80,774	68,382
Assets held for sale	1,325,009	-
Total current assets	2,041,001	923,773

Goodwill	98,227	465,547

Deferred charges:
Regulatory assets (Note 8)	56,000	112,963
Deferred charges	103,972	113,793
Total deferred charges	159,972	226,756

Unconsolidated investments (Note 9)	694,144	682,834

Other	43,990	51,969

Total assets	$7,467,596	$5,836,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

STOCKHOLDERS' EQUITY AND LIABILITIES

	March 31,	December 31,
	2006	2005
	(In thousands of dollars)
Stockholders’ equity:
Common stock, $1 par value; authorized 200,000,000 shares;
issued 112,871,355 shares at March 31, 2006	$112,871	$112,530
Preferred stock, no par value; authorized 6,000,000 shares;
issued 920,000 shares at March 31, 2006	230,000	230,000
Premium on capital stock	1,684,531	1,681,167
Less treasury stock: 1,053,879 and 1,053,879
shares, respectively, at cost	(27,566)	(27,566)
Less common stock held in trust: 806,161
and 826,348 shares, respectively	(10,301)	(12,910)
Deferred compensation plans	10,365	10,173
Accumulated other comprehensive loss	(61,909)	(56,272)
Retained earnings (deficit)	-	(83,053)
Total stockholders' equity	1,937,991	1,854,069

Long-term debt and capital lease obligation (Note 12)	1,523,353	2,049,141

Total capitalization	3,461,344	3,903,210

Current liabilities:
Long-term debt and capital lease obligation
due within one year (Note 12)	575,119	126,648
Notes payable (Note 12)	1,905,000	420,000
Accounts payable and accrued liabilities	170,765	206,504
Federal, state and local taxes payable	59,272	47,195
Accrued interest	28,931	40,688
Customer deposits	13,829	16,096
Deferred gas purchases	56,360	83,147
Gas imbalances - payable	105,705	124,297
Other	133,292	158,555
Liabilities related to assets held for sale	261,691	-
Total current liabilities	3,309,964	1,223,130

Deferred credits:
Regulatory liabilities (Note 8)	8,939	10,070
Deferred credits	267,393	303,919
Total deferred credits	276,332	313,989

Accumulated deferred income taxes	419,956	396,490

Commitments and contingencies (Note 16)

Total stockholders' equity and liabilities	$7,467,596	$5,836,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
	(In thousands of dollars)
Cash flows provided by operating activities:
Net earnings	$97,947	$92,196
Adjustments to reconcile net earnings to net cash flows
provided by operating activities:
Depreciation and amortization	30,865	31,311
Amortization of debt premium	(637)	(611)
Deferred income taxes	27,788	44,506
Provision for bad debts	125	3,049
Impairment of assets	6,500	4,508
Amortization of debt expense	1,559	2,370
Gain on derivative	(37,182)	-
Earnings from unconsolidated investments	(11,566)	(15,341)
Other	(1,855)	(333)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	11,307	(35,073)
Gas imbalances receivable	-	(870)
Accounts payable and accrued liabilities	(45,039)	(33,743)
Gas imbalances payable	1,036	15,361
Customer deposits	2,557	184
Deferred gas purchases	(9,860)	77,569
Inventories	22,667	87,564
Deferred charges and credits	21,357	(8,722)
Prepayments and other assets	(1,160)	1,935
Taxes and other liabilities	(6,704)	(33,972)
Net cash provided by operating activities of discontinued operations	47,188	-
Net cash flows provided by operating activities	156,893	231,888
Cash flows (used in) provided by investing activities:
Additions to property, plant and equipment	(55,871)	(51,060)
Acquisitions of operations, net of cash received	(1,533,203)	-
Net cash used in investing activities of discontinued operations	(9,343)	-
Other	3,780	(1,035)
Net cash flows used in investing activities	(1,594,637)	(52,095)
Cash flows provided by (used in) financing activities:
Decrease in bank overdraft	(39,652)	(9,225)
Issuance costs of debt	(9,195)	(479)
Issuance of common stock	-	331,772
Issuance of equity units	-	100,000
Issuance cost of equity units	-	(2,622)
Dividends paid on preferred stock	(4,341)	(4,341)
Repayment of debt and capital lease obligation	-	(2,856)
Issuance of bridge loan	1,600,000	-
Net payments under revolving credit facilities	(115,000)	(579,000)
Proceeds from exercise of stock options	5,257	3,393
Tax benefit on stock option exercises	1,446	-
Other	1,871	1,004
Net cash flows provided by (used in) financing activities	1,440,386	(162,354)
Change in cash and cash equivalents	2,642	17,439
Cash and cash equivalents at beginning of period	16,938	30,054
Cash and cash equivalents at end of period	$19,580	$47,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Common	Preferred	Premium		Common	Deferred	Accumulated		Total
	Stock,	Stock,	on	Treasury	Stock	Compen-	Other	Retained	Stock-
	$1 Par	No Par	Capital	Stock,	Held	sation	Comprehensive	Earnings	holders'
	Value	Value	Stock	at cost	In Trust	Plans	Loss	(Deficit)	Equity
	(In thousands of dollars)

Balance December 31, 2005	$112,530	$230,000	$1,681,167	$(27,566)	$(12,910)	$10,173	$(56,272)	$(83,053)	$1,854,069

Comprehensive income (loss):
Net earnings	-	-	-	-	-	-	-	97,947	97,947
Unrealized gain on hedging							(38)		(38)
activities, net of tax	-	-	-	-	-	-	-	-	-
Change in fair value of hedging
derivative	-	-	-	-	-	-	(5,599)	-	(5,599)
Comprehensive income	-	-	-	-	-	-	-	-	92,310
Preferred stock dividends	-	-	-	-	-	-	-	(4,341)	(4,341)
Cash dividends	-	-	(622)	-	-	-	-	(10,553)	(11,175)
Share-based compensation-
restricted stock	-	-	956	-	-	-	-	-	956
Share-based compensation-
stock options	-	-	915	-	-	-	-	-	915
Implementation of FAS 123R	-	-	(2,801)	-	2,801	-	-	-	-
Exercise of stock options	341	-	4,916	-	-	-	-	-	5,257
Contributions to Trust	-	-	-	-	(1,553)	1,553	-	-	-
Disbursements from Trust	-	-	-	-	1,361	(1,361)	-	-	-
Balance March 31, 2006	$112,871	$230,000	$1,684,531	$(27,566)	$(10,301)	$10,365	$(61,909)	$-	$1,937,991

The Company’s common stock is $1 par value. Therefore, the change in Common Stock, $1 Par Value is equivalent to the change in the number of shares of common stock outstanding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The accompanying unaudited interim condensed consolidated financial statements of Southern Union Company (Southern Union), including all of its subsidiaries (collectively, the Company), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q. These statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (GAAP), and should be read in conjunction with the Company’s financial statements and notes thereto for the twelve months ended December 31, 2005, included in the Company’s Form 10-K filed with the SEC. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and reflect adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim period. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Because of the seasonal nature of the Company’s operations, the results of operations and cash flows for any interim period are not necessarily indicative of the results that may be expected for the full year. Certain prior period amounts have been reclassified to conform with the current period presentation.

1. Description of Business

Southern Union owns and operates assets in the regulated and unregulated natural gas industry and is primarily engaged in the transportation, storage, gathering and processing and distribution of natural gas in the United States. The Company operates in three reportable segments: the Transportation and Storage, Gathering and Processing, and Distribution segments. The Transportation and Storage segment is primarily engaged in the interstate transportation and storage of natural gas in the Midwest and Southwest and from the Gulf Coast to Florida, and also provides LNG terminalling and regasification services. The Gathering and Processing segment is primarily engaged in the gathering, transmission, treating, processing and redelivery of natural gas and natural gas liquids in Texas and New Mexico. The Distribution segment is primarily engaged in the local distribution of natural gas in Missouri and Massachusetts. The Company’s discontinued operations relate to the assets of its PG Energy natural gas distribution division and the Rhode Island operations of its New England Gas Company division.

2. Acquisition of Sid Richardson Energy Services

Overview

On March 1, 2006, Southern Union acquired 100 percent of the partnership interests in Sid Richardson Energy Services, Ltd. and related entities (collectively, Sid Richardson Energy Services) for $1.6 billion in cash. The acquisition was undertaken by the Company to increase its investment in higher growth businesses. The acquisition was funded under a bridge loan facility in the amount of $1.6 billion. See Note 12 - Debt Obligations - Notes Payable for additional information related to the bridge loan facility.

The principal assets of the business, now known as Southern Union Gas Services, are located in the Permian Basin of Texas and New Mexico and include approximately 4,600 miles of natural gas and natural gas liquids gathering pipelines, four active cryogenic plants and six active natural gas treating plants. Southern Union Gas Services is engaged in the gathering, transmission, treating, processing and redelivery of natural gas and natural gas liquids in Texas and New Mexico. Southern Union Gas Services’ activities primarily include connecting wells of natural gas producers to its gathering system, treating natural gas to remove impurities to meet pipeline quality specifications, processing natural gas for the removal of natural gas liquids, transporting natural gas and redelivering natural gas and natural gas liquids to a variety of markets. Southern Union Gas Services’ primary sales customers include power generating companies, utilities, energy marketers, and industrial users located primarily in the southwestern United States. Southern Union Gas Services receives hydrocarbons for purchase or transportation to market from over 200 producers and suppliers, none of which account for more than 15 percent of its total hydrocarbon throughput. Southern Union Gas Services’ major natural gas pipeline interconnects are with ATMOS Pipeline, El Paso Natural Gas Company, Energy Transfer Fuel, LP, Enterprise Pipeline and Transwestern Pipeline Company, LLC (Transwestern), an affiliate of the Company. Its major natural gas liquids pipeline interconnects are with Chapparal, Louis Dreyfus and Chevron.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Purchase Accounting

The acquisition was accounted for using the purchase method of accounting in accordance with GAAP, with the purchase price paid by the Company being allocated to Southern Union Gas Services’ net assets as of the acquisition date based on fair value estimates. Southern Union Gas Services’ assets acquired and liabilities assumed have been recorded in the Condensed Consolidated Balance Sheet beginning March 1, 2006 at their estimated fair values and are subject to further assessment and adjustments pending the results of a third-party appraisal. Southern Union Gas Services’ results of operations have been included in the Condensed Consolidated Statement of Operations since March 1, 2006. Thus, the Condensed Consolidated Statement of Operations for the periods subsequent to the acquisition are not comparable to the same periods in prior years.

The following table summarizes the estimated fair values of Southern Union Gas Services’ assets acquired and liabilities assumed at the date of acquisition.

At March 1, 2006
(In thousands)

Property, plant and equipment (1)	$1,572,274
Goodwill (2)	9,000
Current assets (3)	157,100
Other non-current assets	33
Total assets acquired	1,738,407
Current liabilities	142,074
Other non-current liabilities	9,433
Total liabilities assumed	151,507
Net assets acquired (4)	$1,586,900

(1)	The Company expects to finalize the purchase price allocation before the 2006 year-end. Property, plant and equipment includes an initial allocation of $18.5 million to other intangibles for leases, software and contracts with weighted-average lives of 5 years, 4 years and 5 years, respectively.
(2)
The initial allocation of purchase price resulted in the Company recording $9.0 million of goodwill. The purchase price included goodwill because of the expected synergies to be derived with the combined operation. The amount allocated to Goodwill is expected to be deductible for tax purposes.

(3)	Includes cash and cash equivalents of approximately $53.7 million.
(4)	Reflects adjustments from the $1.6 billion purchase price amount for estimated working capital adjustments to the purchase price and certain tax implications.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following unaudited pro forma financial information for the three month periods ended March 31, 2006 and 2005 is presented as though the following events had occurred at the beginning of the earliest period presented: (i) acquisition of Sid Richardson Energy Services, (ii) issuance of the bridge loan facility and (iii) removal of interest expense associated with seller’s pre-acquisition debt not assumed by Southern Union. The pro forma financial information is not necessarily indicative of the results that would have been obtained if the acquisition of Sid Richardson Energy Services and the issuance of the bridge loan facility had been completed as of the assumed date for the period presented or of the results that may be obtained in the future.

	Three Months Ended March 31,
	2006	2005
	(In thousands)

Operating revenue	$837,388	$691,748
Net earnings available for common shareholders
from continuing operations	56,014	40,332

Net earnings available for common shareholders from
continuing operations per share:
Basic	$0.50	$0.39
Diluted	$0.49	$0.37

Operating information:
Volumes:
Average natural gas processed volumes (MMbtu/day)	420,649	360,707
Average liquids processed volumes (gallons/day)	1,361,706	1,176,568
Prices:
Average Waha natural gas daily price ($/MMbtu)	$6.64	$5.84
Average natural gas liquids daily price ($/gallon)	$0.83	$0.72

The pro forma financial information above reflects the impact of the temporary bridge loan facility, which the Company expects to retire with the proceeds from: (i) the sales of its Pennsylvania and Rhode Island operations; and (ii) permanent debt and/or equity financing. To the extent the Company is successful at closing the sales of these operations and issuing permanent equity financing, ongoing interest expense associated with the acquisition financing will be less than amounts estimated in the pro forma financial information above.

Summary of Southern Union Gas Services’ Significant Accounting Policies

The following is a summary of significant accounting policies associated with Southern Union Gas Services that should be read in conjunction with the related accounting policies disclosure in the Company’s financial statements and notes thereto for the twelve months ended December 31, 2005, included in the Company’s Form 10-K filed with the SEC. This supplementary disclosure includes the significant accounting policies unique to Southern Union Gas Services that are not already encompassed by the related disclosure in the Company’s most recent Form 10-K SEC filing.

Revenue and Cost of Sales Recognition. Revenue and the related cost of sales for natural gas and natural gas liquids are recognized in the period when the physical product is delivered to the customer at the contractually agreed-upon price and title is transferred. Cost of sales primarily includes the cost of purchased natural gas and natural gas liquids.

Southern Union Gas Services accounts for sale and purchase arrangements on a gross basis in the Condensed Consolidated Statement of Operations as Operating revenues and Cost of gas and other energy, respectively.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contractual arrangements establish the purchase of natural gas and natural gas liquids at specified locations and the sale at different locations on the same or other specified dates. Both purchase and sale transactions require physical delivery of the natural gas and natural gas liquids. The transfer of ownership is evidenced by the purchaser’s assumption of title, price risk, credit risk, counterparty nonperformance risk, environmental risk, and transportation scheduling.

3. Stock Based Compensation

Stock Award Plans. On May 9, 2005, the stockholders of the Company adopted the Southern Union Company Amended and Restated 2003 Stock and Incentive Plan (Amended 2003 Plan). The Amended 2003 Plan allows for awards in the form of stock options (either incentive stock options or non-qualified options), stock appreciation rights, stock bonus awards, restricted stock, performance units or other equity-based rights. The persons eligible to receive awards under the Amended 2003 Plan include all of the employees, directors, officers, agents and other service providers of the Company and its affiliates and subsidiaries. The Amended 2003 Plan provides that each non-employee director will receive annually a restricted stock award or, at the election of the non-employee director, options having an equivalent value, which will be granted at such time or times as the compensation committee shall determine. Under the Amended 2003 Plan: (i) no participant may receive in any calendar year awards covering more than 500,000 shares; (ii) the exercise price for a stock option may not be less than 100 percent of the fair market value of the common stock on the date of grant; and (iii) no award may be granted more than ten years after the date of the Amended 2003 Plan.

The Company maintains its 1992 Plan, under which options to purchase 8,491,540 shares of its common stock were authorized to be granted until July 1, 2002 to officers and key employees at prices not less than the fair market value on the date of grant. The 1992 Plan allowed for the granting of stock appreciation rights, dividend equivalents, performance shares and restricted stock. Options granted under the 1992 Plan are exercisable for periods of ten years from the date of grant or such lesser period as may be designated for particular options, and become exercisable after a specified period of time from the date of grant in cumulative annual installments. Options typically vest at the rate of 20 percent per year, but may vest over a longer or shorter period as designated for a particular option grant. At March 31, 2006 there were no shares available for future option grants under the 1992 Plan.

Stock Options. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement No. 123R), using the Modified Prospective Application method of transition, as defined in Statement No. 123R. After adoption of Statement No. 123R, the Company records the grant date fair value of share-based payment arrangements, net of estimated forfeitures, as compensation expense using a straight-line basis over the awards’ requisite service period. Prior to adoption, the Company used the intrinsic value method of accounting for stock-based compensation awards in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, which generally resulted in no compensation expense for employee stock options with an exercise price no less than fair value on the date of grant. Under the Modified Prospective Application method, Statement No. 123R applies to new awards and to awards modified, repurchased, or cancelled after December 31, 2005. Compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of December 31, 2005 is recognized as the requisite service is rendered on or after January 1, 2006. Additionally, no transition adjustment is generally permitted for the deferred tax assets associated with outstanding equity instruments, as these deferred tax assets will be recorded as a credit to Premium on capital stock when realized. No cumulative effect of a change in accounting principle was recognized upon adoption of Statement No. 123R.

The Company has previously disclosed the fair value of stock options granted and the assumptions used in determining fair value pursuant to Statement No. 123, Accounting for Stock-Based Compensation. The Company has historically used a Black-Scholes valuation model to determine the fair value of stock options granted. Stock options (either incentive stock options or non-qualified options) and stock appreciation rights generally vest over a four or five year period from the date of grant and expire ten years after the date of grant. As of December 31, 2005, outstanding stock options totaled 2,549,833 of which 1,503,860 were vested. The remaining 1,045,973 stock options vest over 2006 and future periods and are used to determine compensation expense pursuant to the transition provisions of Statement No. 123R.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company attributes the requisite service period to the vesting period. The adoption of Statement No. 123R reduced Operating Income, Earnings from continuing operations before income taxes, and Net earnings by $915,000, $915,000 and $748,000, respectively, or $0.01 per basic share and $0.01 per diluted share, during the three months ended March 31, 2006.

Pursuant to the Modified Prospective Application method of transition, the Company has not adjusted results of operations for prior periods. The following table reflects pro forma net income as was disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and net earnings per share adjusted for subsequent stock dividends, that the Company would have realized if it had elected to adopt the fair value approach of Statement No. 123 prior to January 1, 2006:

Three Months Ended
March 31, 2005
(In thousands of dollars, except per share amounts)

Net earnings, as reported	$92,196
Deduct total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related taxes	339
Pro forma net earnings	$91,857

Net earnings available for common stockholders per share:
Basic- as reported	$0.84
Basic- pro forma	$0.84

Diluted- as reported	$0.81
Diluted- pro forma	$0.80

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model. The Company’s expected volatilities are based on implied volatilities of traded options on the Company’s stock, historical volatility of the Company’s stock and other factors. To the extent that volatility of the Company’s stock price increases in the future, the estimates of the fair value of options granted in the future could increase, thereby increasing share-based compensation expense in future periods. The Company’s estimate of the forfeiture rate was based primarily upon historical experience of employee turnover. To the extent that the Company revises this estimate in the future, the share-based compensation could be materially impacted in the quarter of revision, as well as in the following quarters. Additionally, the expected dividend yield is considered for each grant on the date of grant. The Company’s expected term of options granted was derived from the average midpoint between vesting and the contractual term. In the future, as information regarding post vesting termination becomes more accessible, the Company may change the method of deriving the expected term. This change could impact the fair value of options granted in the future. The Company expects to refine the method of deriving the expected term no later than January 1, 2008. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The following table represents the Black-Scholes estimated ranges under the Company plans as of March 31, 2006:

Period ended
March 31, 2006
Expected volatility	27.5% to 37.61%
Weighted average volatility	32.26%
Expected dividend yield	1.67%
Risk-free interest rate	3.75% to 5.00%
Expected life in years	5.0 to 7.0 years

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of the status of the Company’s outstanding stock options as of March 31, 2006, and changes during the three months ended March 31, 2006, is presented below:

		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options	Shares	Price	Life	Value

Outstanding options at January 1, 2006	2,549,833	$16.93
Granted	-
Exercised	(277,752)	$14.30
Forfeited	(10,161)	$16.63
Outstanding options at March 31, 2006	2,261,920	$17.25	6.19	$16,460,243
Exercisable options at March 31, 2006	1,341,415	$15.45	4.66	$12,175,819

As of March 31, 2006, there was $7.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average contractual period of 2.8 years. The total fair value of options vested during the three months ended March 31, 2006 was $8.9 million. Compensation expense recognized related to stock options totaled $915,000 ($748,000, net of tax) for the three months ended March 31, 2006.

The intrinsic value of options exercised during the three months ended March 31, 2006 was approximately $2.8 million and the Company realized an additional tax benefit of approximately $883,000 for the amount of intrinsic value in excess of compensation cost recognized during the quarter, which has been reported as an increase in financing cash flows in the Company’s 2006 Condensed Consolidated Statement of Cash Flows.

Financing cash flows were affected by the realized tax benefits specific to stock option exercises, calculated on an option by option basis, of $883,000.

Restricted Stock. The Company’s Amended 2003 Plan also provides for grants of restricted stock. Restricted stock granted under the Amended 2003 Plan generally vests over a period of four years. Certain grants cliff-vest over two years and contain various provisions that allow for accelerated vesting over a shorter term if certain criteria are met. Two grants vest over a period less than one year from the date of grant. Restricted stock vests at the end of the applicable vesting period, which is also the requisite service period. The fair value of restricted stock is the excess of the average market price of common stock on the date of grant over the exercise price, which is zero.

A summary of the status of nonvested restricted stock awards as of March 31, 2006, and changes during the three months ended March 31, 2006, is presented below:

	Number of	Weighted-Average
	Restricted Shares	Grant-Date
Nonvested Restricted Shares	Outstanding	Fair-Value

Nonvested restricted shares at January 1, 2006	209,903	$24.15
Granted	37,636	$25.02
Vested	(63,695)	$23.56
Forfeited	-
Nonvested restricted shares at March 31, 2006	183,844	$24.54

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of March 31, 2006, there was $2.8 million of total unrecognized compensation cost related to nonvested, share-based compensation arrangements granted under the restricted stock plans. That cost is expected to be recognized over a weighted-average contractual period of 2.7 years. The total fair value of restricted shares that vested during the three months ended March 31, 2006 was $1.5 million. Compensation expense recognized related to restricted stock totaled $956,000 ($599,000, net of tax) during the three months ended March 31, 2006.

The intrinsic value of restricted stock exercised during the three months ended March 31, 2006 was approximately $1.5 million and the Company realized an additional tax benefit of approximately $563,000 for the amount of intrinsic value in excess of compensation cost recognized during the quarter.

Financing cash flows were affected by the realized tax benefits specific to the restricted stock, calculated on a grant by grant basis, of $563,000, which has been reported as an increase in financing cash flows in the Condensed Consolidated Statement of Cash Flows.

4. Comprehensive Income

The Company reports comprehensive income and its components in accordance with FASB Statement No. 130, Reporting Comprehensive Income. The main components of comprehensive income that relate to the Company’s net earnings are minimum pension liability adjustments and unrealized gain (loss) on hedging activities, all of which are presented in the Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income.

The table below provides an overview of comprehensive income for the periods indicated.

	Three Months Ended March 31,
Comprehensive Income Overview	2006	2005
	(In thousands)

Net earnings	$97,947	$92,196
Other comprehensive income (loss):
Change in fair value on put option hedges, net of tax
benefit of $(3,329) and $0, respectively	(5,599)	-
Unrealized gain (loss) on interest rate swap, net of tax
of $0 and $1,434, respectively	-	2,134
Realized net gain amortization of interest rate swaps in net
earnings, net of tax benefit of $(34) and $(606), respectively	(38)	(962)
Other comprehensive income (loss)	(5,637)	1,172
Comprehensive income	$92,310	$93,368

Accumulated other comprehensive loss reflected in the Condensed Consolidated Balance Sheet at March 31, 2006 and December 31, 2005 includes unrealized gains and losses on hedging activities and minimum pension liability adjustments.

5. Inventories

In the Transportation and Storage segment, inventories consist of gas held for operations and materials and supplies, both of which are carried at the lower of weighted average cost or market, while gas received from or owed back to customers is valued at market. The gas held for operations that the Company does not expect to consume in its operations in the next 12 months is reflected in non-current assets. Gas held for operations at March 31, 2006 was $87.9 million, or 13,207,000 million British thermal units (MMBtu), of which $20.8 million is classified as non-current. Gas held for operations at December 31, 2005 was $102.5 million, or 14,145,000 MMBtu, of which $25.1 million was classified as non-current.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In the Gathering and Processing segment, inventories consist of natural gas liquids and are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Southern Union Gas Services’ natural gas liquids inventories were $929,000 at March 31, 2006, or 1,075,087 gallons, all of which is classified as current.

In the Distribution segment, inventories consist of natural gas in underground storage and materials and supplies, both of which are carried at weighted average cost. Natural gas in underground storage at March 31, 2006 and December 31, 2005 was $84.0 million and $187.6 million, respectively, and consisted of 11,272,000 and 25,324,000 MMBtu, respectively.

6. Earnings per Share

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

	Three Months Ended March 31,
	2006	2005

Weighted average shares outstanding - Basic	111,668,336	104,270,548
Add assumed vesting of restricted stock	95,209	-
Add assumed conversion of equity units	2,263,251	2,034,831
Add assumed exercise of stock options	646,705	1,568,537
Weighted average shares outstanding - Dilutive	114,673,501	107,873,916

There were 36,001 anti-dilutive options outstanding for the three months ended March 31, 2006 and none outstanding for the three months ended March 31, 2005. At March 31, 2006, 806,161 shares of common stock were held by various rabbi trusts for certain of the Company’s benefit plans. From time to time, the Company’s benefit plans may purchase shares of Southern Union common stock subject to regular restrictions.

7.  Other Income (Expense), Net

Other, net income in the Condensed Consolidated Statement of Operations for the three-month period ended March 31, 2006, totaling $37.1 million, primarily includes $37.2 million of pre-acquisition mark-to-market gains on put options associated with the acquisition of Sid Richardson Energy Services. See Note 11 - Derivative Instruments and Hedging Activities - Natural Gas Put Options, for more information related to the gain on put options mentioned above.

Other, net expense for the three-month period ended March 31, 2005, totaling $5.1 million, primarily includes charges of $4.5 million to: (i) reserve for an other-than-temporary impairment in the Company’s investment in Advent, a technology company, and (ii) record a liability for the guarantee by a subsidiary of the Company of a line of credit between Advent and a bank.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Regulatory Assets and Liabilities

The following table provides a summary of regulatory assets at the dates indicated:
	March 31,	December 31,
Regulatory Assets	2006	2005
	(In thousands)

Pension and Post-retirement Benefits	$27,314	$32,627
Deferred Income Tax	-	28,076
Environmental	12,694	23,656
Missouri Safety Program	11,155	11,956
Other	4,837	16,648
	$56,000	$112,963

As of March 31, 2006 and December 31, 2005, the Company’s regulatory assets relating to Distribution segment operations include $33.2 million and $59.1 million, respectively, that is being recovered through current rates. As of March 31, 2006 and December 31, 2005, the remaining recovery period associated with these assets ranged from five months to 102 months and one month to 187 months, respectively.

The following table provides a summary of regulatory liabilities at the dates indicated:

	March 31,	December 31,
Regulatory Liabilities	2006	2005
	(In thousands)

Environmental	$8,817	$8,817
Other	122	1,253
	$8,939	$10,070

The Company records regulatory assets and liabilities with respect to its Distribution segment operations in accordance with FASB Statement No. 71, Accounting for the Effects of Certain Types of Regulation (Statement No. 71). The Company’s wholly-owned subsidiary Panhandle Eastern Pipe Line Company, LP (Panhandle Eastern Pipe Line and, collectively with its subsidiaries, Panhandle Energy) does not apply this statement in accounting for its operations. Panhandle Energy’s natural gas transmission systems and storage operations are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) in accordance with the Natural Gas Act of 1938 and Natural Gas Policy Act of 1978. In 1999, Panhandle Energy discontinued the application of Statement No. 71 primarily due to the level of discounting from tariff rates and its ability to recover specific costs. The accounting required by Statement No. 71 differs from the accounting required for businesses that do not apply its provisions. Transactions that are generally recorded differently as a result of applying regulatory accounting requirements include, among others, recording of regulatory assets and the capitalization of an equity component on regulated capital projects. Statement No. 71 does not apply to the Company’s Gathering and Processing segment.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. Unconsolidated Investments

A summary of the Company’s unconsolidated investments at the dates indicated is as follows:

	March 31,	December 31,
Unconsolidated Investments	2006	2005
	(In thousands)
Equity investments:
CCE Holdings	$680,497	$668,985
Other	12,872	13,074
Investments at cost	775	775

	$694,144	$682,834

Equity Investments. Unconsolidated investments include the Company’s 50%, 29% and 49.9% investments in CCE Holdings, LLC (CCE Holdings), Lee 8 and PEI Power II, respectively, which are accounted for using the equity method. The Company’s share of net income or loss from these equity investments is recorded in Earnings from unconsolidated investments in the Condensed Consolidated Statement of Operations. The Company’s equity investment balances include purchase price differences of $18.4 million as of March 31, 2006 and December 31, 2005. The purchase price differences represent the excess of the purchase price over the Company’s share of the investee’s book value at the time of acquisition and, accordingly, have been designated as goodwill that will be accounted for pursuant to Accounting Principles Board (APB) Opinion 18, The Equity Method of Accounting for Investments in Common Stock, and FASB Statement No. 142, Goodwill and Other Intangible Assets.

The following table presents summarized financial information for the periods presented applicable to the entities in which the Company has an equity investment:

	For the Three Months Ended March 31, 2006		For the Three Months Ended March 31, 2005
	CCE	Other Equity	CCE	Other Equity
	Holdings	Investments	Holdings	Investments
	(In thousands)
Income Statement Data:
Revenues	$54,426	$1,019	$52,748	$1,179
Operating income	24,022	246	25,107	198
Equity earnings	13,858	-	16,355	-
Net income	23,762	214	30,664	151

Contingent Matters Potentially Impacting the Company’s Investment in CCE Holdings. The following update information should be read in conjunction with the related information in PART I. ITEM 8. Financial Statements and Supplementary Data, Note 9 - Unconsolidated Investments, in Southern Union’s Annual Report on Form 10-K for the year ended December 31, 2005.

Transwestern Rate Case. The level of Transwestern’s transportation rates, fuel retention percentages and operational gas sales will be affected by Transwestern’s rate case to be filed in the fourth quarter of 2006.  It is anticipated that certain parties, including the FERC staff, will propose a lower fuel retention factor than is currently in effect and which if adopted would reduce operational gas sales.   The outcome of this and other rate matters will be decided through litigation or settlement of the rate case and this outcome is impossible to determine at this time.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Phoenix Expansion Project. The Phoenix Expansion project, as currently proposed, includes the construction and operation of approximately 260 miles of 36-inch or larger diameter pipeline extending from Transwestern's existing mainline in Yavapai County, Arizona to delivery points in the Phoenix, Arizona area (Phoenix Lateral).  In addition, the project includes certain looping on Transwestern's existing San Juan Lateral with approximately 25 miles of 36-inch diameter pipeline (San Juan Expansion 2008).  While the project scope and structure are still under discussion with the CCE Holdings members, the Phoenix Lateral portion of the project is now anticipated to be developed by a wholly-owned Southern Union subsidiary (Newco) and the San Juan Expansion 2008 portion of the project is being evaluated for continued development as a Transwestern-owned project with Newco as the anchor shipper.  Newco is expected to file its application with FERC on or before July 3, 2006, with a projected in-service date of mid-2008.  Newco project costs are estimated to be approximately $600 million.

10. Stockholders’ Equity

On March 17, 2006, the Company’s Board of Directors authorized the payment of the Company’s first regular quarterly cash dividend of $0.10 per share on the Company’s common stock. Dividend payments totaling $11.2 million were paid on April 14, 2006, to holders of record as of the close of business on March 31, 2006. At March 31, 2006 the Company reduced Retained earnings (deficit) and Premium on capital stock in the Condensed Consolidated Statement of Stockholders’ Equity by $10.6 million (to the extent that earnings were available) and $622,000, respectively.

11. Derivative Instruments and Hedging Activities

Interest Rate Swaps. Interest rate swaps are used to reduce interest rate risks and to manage interest expense. By entering into these agreements, the Company converts floating-rate debt into fixed-rate debt, or alternatively converts fixed-rate debt into floating-rate debt. Interest differentials paid or received under the swap agreements are reflected as an adjustment to interest expense. These interest rate swaps are financial derivative instruments that qualify for hedge treatment.

On April 29, 2005, the Company refinanced the existing bank loans of Trunkline LNG Holdings, LLC (LNG Holdings) in the amount of $255.6 million, due 2007 (see Note 12 - Debt Obligations). Interest rate swaps previously designated as cash flow hedges of the LNG Holdings’ bank loans were terminated upon refinancing of the loans. As a result, a gain of $3.5 million ($2.1 million net of tax) was recorded in Accumulated other comprehensive loss during the second quarter of 2005 and is being amortized to interest expense through the maturity date of the original bank loans in 2007. From January 1, 2005 through the termination date of the swap agreements on April 29, 2005, there was no swap ineffectiveness.

 In March and April 2003, the Company entered into a series of treasury rate locks with an aggregate notional amount of $250 million to manage its exposure against changes in future interest payments attributable to changes in the benchmark interest rate prior to the anticipated issuance of fixed-rate debt. These treasury rate locks expired on June 30, 2003, resulting in a $6.9 million after-tax loss that was recorded in Accumulated other comprehensive loss and is being amortized into interest expense over the lives of the associated debt instruments. As of March 31, 2006, approximately $967,000 of the net after-tax losses in Accumulated other comprehensive loss will be amortized into interest expense during the next twelve months.

In March 2004, Panhandle Energy entered into interest rate swaps to hedge the risk associated with the fair value of its $200 million principal amount of 2.75% Senior Notes. These swaps are designated as fair value hedges and qualify for the short cut method under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (Statement No. 133). Under the swap agreements, Panhandle Energy will receive fixed interest payments at a rate of 2.75 percent and will make floating interest payments based on the six-month LIBOR. No ineffectiveness is assumed in the hedging relationship between the debt instrument and the interest rate swap. As of March 31, 2006 and December 31, 2005, the fair values of the swaps are included in the Condensed Consolidated Balance Sheet as liabilities and matching adjustments to the underlying debt of $5.4 million and $5.7 million, respectively.

The notional amounts of the interest rate swaps are not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Trading and Non-Hedging Activities. During 2005 and 2004, the Company entered into natural gas commodity swaps and collars to mitigate price volatility of natural gas passed through to utility customers. The cost of the derivative products and the settlement of the respective obligations are recorded through the gas purchase adjustment clause as authorized by the applicable regulatory authority and therefore do not impact earnings. The fair values of the contracts are recorded as an adjustment to a regulatory asset/liability in the Condensed Consolidated Balance Sheet. As of March 31, 2006 and December 31, 2005, the fair values of the contracts, which expire at various times through March 2007, are included in the Condensed Consolidated Balance Sheet as assets and liabilities, respectively, with matching adjustments to deferred cost of gas of $(3.7) million and $17.5 million, respectively.

Natural Gas Put Options. In connection with its agreement to acquire the Sid Richardson Energy Services business, now doing business as Southern Union Gas Services, the Company purchased put options for $49.7 million based on the price of natural gas in December 2005. These options were tied to the WAHA price of natural gas for the monthly delivery periods March 2006 through December 2006 (2006 Put Options) and January 2007 through December 2007 (2007 Put Options) (collectively, Put Options). The 2006 Put Options relate to 45,000 MMBtu/day at the price of $11.00 per MMBtu, which equals an estimated 85 percent of natural gas volumes to be processed and sold by Southern Union Gas Services. The 2007 Put Options relate to 25,000 MMBtu/day at the price of $10.00 per MMBtu, which equals an estimated 50 percent of natural gas volumes to be processed and sold by Southern Union Gas Services. The goal of the purchase of the Put Options was to reduce the downside commodity price risk of the Southern Union Gas Services business. The Company believes that natural gas is the appropriate commodity to hedge due to the contract and asset structure of Southern Union Gas Services. Prior to the closing of the Company’s acquisition of Sid Richardson Energy Services on March 1, 2006, the Put Options were required to be accounted for using mark-to-market accounting with the change in value between measurement dates recorded as a gain or loss in current period earnings. The impact on the Company’s results of operations for the January and February 2006 pre-acquisition period was a gain of $37.2 million. The gain was recorded in Other, net in the Condensed Consolidated Statement of Operations. There was also a $1.8 million gain in December 2005.

As a result of the required mark-to-market gains in the Put Options since their purchase, the Company’s basis in them was increased to $88.7 million as of March 1, 2006. With the closing of the acquisition on March 1, 2006, the Put Options were designated as “cash flow hedges” and are subsequently being accounted for in accordance with Statement No. 133. Accordingly, changes in fair market value of the Put Options that is considered effective will be initially recorded in Accumulated other comprehensive loss, and reclassified to earnings in the period the hedged sales occur. If it is determined that the hedge is not effectively operating as anticipated, income is adjusted to the extent of such ineffectiveness. Since the hedge involved a significant investment, the portion of the hedge associated primarily with the change in the time value of the investment is excluded from the assessment of hedge effectiveness and recorded to income.

In March 2006, the Company recorded ineffectiveness under the hedges of a $1.2 million gain primarily associated with the time value portion of the hedge. The ineffectiveness described herein was reported as Operating revenues in the Condensed Consolidated Statement of Operations.

At March 31, 2006, the Company marked the Put Options to fair market value and recorded the effective portion of the change between measurement dates in Accumulated other comprehensive loss for $8.9 million ($5.6 million, net of tax). At March 31, 2006, the Company reported the $57.5 million current portion of the fair market value of the Put Options in the Condensed Consolidated Balance Sheet in Prepayments and other assets and the remaining $16.8 million in Deferred charges. Approximately $5.3 million of the Accumulated other comprehensive loss balance of $8.9 million as of March 31, 2006 is expected to be reclassified into earnings during the next twelve months.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12. Debt Obligations

Long-Term Debt and Capital Lease Obligations

The following table sets forth the long-term debt and capital lease obligations, including the current portions thereof, of Southern Union and Panhandle Energy under their respective notes, debentures and bonds at the dates indicated:

	March 31,	December 31,
	2006	2005
	(In thousands)
Southern Union Company
7.60% Senior Notes due 2024	$359,765	$359,765
8.25% Senior Notes due 2029	300,000	300,000
2.75% Senior Notes due 2006	125,000	125,000
6.50% to 10.25% First Mortgage Bonds, due 2019 to 2027	34,500	111,419
4.375% Senior Notes, due 2008	100,000	100,000
Capital lease and other, due 2006 to 2007	31	71
	919,296	996,255

Panhandle Energy
2.75% Senior Notes due 2007	200,000	200,000
4.80% Senior Notes due 2008	300,000	300,000
6.05% Senior Notes due 2013	250,000	250,000
6.50% Senior Notes due 2009	60,623	60,623
8.25% Senior Notes due 2010	40,500	40,500
7.00% Senior Notes due 2029	66,305	66,305
Term Loan due 2007	255,626	255,626
Net premiums on long-term debt	11,567	12,205
	1,184,621	1,185,259

Total consolidated debt and capital lease	2,103,917	2,181,514
Less fair value swaps of Panhandle Energy	5,445	5,725
Less current portion (1)	575,119	126,648
Total consolidated long-term debt and capital lease	$1,523,353	$2,049,141

(1) Includes $5.4 million of fair value of swaps related to debt classified as current.

Southern Union has $2.10 billion of long-term debt recorded at March 31, 2006, of which $575.1 million is current. Debt of $1.65 billion, including net premiums of $11.6 million, is at fixed rates ranging from 2.75 percent to 9.44 percent. Southern Union also has floating rate debt, excluding notes payable, totaling $455.6 million, bearing an average interest rate of 5.5 percent as of March 31, 2006. The variable rate bank loans are unsecured.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of March 31, 2006, the Company has scheduled debt payments as follows:

	Remainder					2011 and
	2006	2007	2008	2009	2010	thereafter
	(In thousands)

Southern Union Company	$125,000	$-	$100,000	$-	$-	$694,265
Panhandle Energy	-	455,626	300,000	60,623	40,500	316,305

Total	$125,000	$455,626	$400,000	$60,623	$40,500	$1,010,570

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

Notes Payable

Bridge Loan. On March 1, 2006, Southern Union acquired Sid Richardson Energy Services for $1.6 billion in cash. The acquisition was funded under a bridge loan facility in the amount of $1.6 billion (Bridge Loan) that was entered into on March 1, 2006 between the Company and its wholly-owned subsidiary, Enhanced Service Systems, Inc., as borrowers, and a group of banks and lenders. The Bridge Loan is available for a maximum period of 364 days at interest rates tied to LIBOR or the prime rate plus a spread based upon the credit ratings of the Company’s senior unsecured debt. Interest expense totaling $7.2 million was incurred in March 2006 at an average interest rate of 5.24 percent. Debt issuance costs totaling $9.2 million associated with the financing of the acquisition were incurred, of which $7.8 million is related to the Bridge Loan and $1.4 million is related to the placement of permanent financing. The Company amortized $1.3 million of the debt issuance cost to interest expense in March 2006. Under the terms of the Bridge Loan, the Company is required to apply 100 percent of the net cash proceeds from asset dispositions and from the issuance of equity and/or debt, other than from the refinancing of debt, to repayment of the Bridge Loan. The Bridge Loan is collateralized by the Company’s pledge of its interests in Panhandle Eastern Pipe Line and a pledge of the equity interests in the acquired Southern Union Gas Services entities.

Credit Facilities. Balances of $305 million and $420 million were outstanding under the Company’s credit facilities at average effective interest rates of 5.35 percent and 4.73 percent at March 31, 2006 and December 31, 2005, respectively. As of May 5, 2006, there was a balance of $263.0 million outstanding under the Company’s credit facilities, with an effective interest rate of 5.52 percent.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13. Employee Benefits

Components of Net Periodic Benefit Cost. Net periodic benefit cost for the three months ended March 31, 2006 and 2005 includes the following components:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(In thousands)

Service cost	$2,076	$2,003	$754	$1,233
Interest cost	5,567	5,555	1,540	2,344
Expected return on plan	(6,371)	(6,047)	(750)	(646)
Prior service cost amortization	247	328	(859)	(51)
Recognized actuarial loss	2,952	2,525	91	491
Curtailment recognition	2,961	381	-	-
Settlement recognition	-	(84)	-	-
Sub-total	7,432	4,661	776	3,371
Regulatory adjustment	(1,983)	-	(108)	(57)
Net periodic benefit cost	$5,449	$4,661	$668	$3,314

In the Distribution segment, the Company recovers certain qualified pension plan and postretirement benefit plan costs through rates to utility customers. Certain utility commissions require that the recovery of pension costs be based on ERISA or other utility commission specific guidelines. The difference between these amounts and pension expense calculated pursuant to FASB Statement No. 87, Employers' Accounting for Pensions, is deferred as a regulatory asset or liability and amortized to expense over periods promulgated by the applicable utility commission in which this difference will be recovered in rates.

14. Taxes on Income

The Company's estimated annual consolidated federal and state effective income tax rate (EITR) from continuing operations for the three-month periods ended March 31, 2006 and 2005 was 33 percent and 28 percent, respectively. The increase in the EITR was primarily due to the release of an $11.9 million valuation allowance in 2005 that was originally established for a deferred tax asset in 2004 related to the difference between the book and tax basis of the Company’s investment in CCE Holdings. The Company determined that this valuation allowance was no longer necessary because the book income from CCE Holdings was substantially greater than the taxable income for 2005 and is expected to continue to be higher for the foreseeable future.

The Company's EITR from discontinued operations for the three-month periods ended March 31, 2006 and 2005 was 35 percent and 33 percent, respectively. The increase was primarily due to differences to state statutory rates.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15. Regulation and Rates

Panhandle Energy. In December 2002, FERC approved a Trunkline LNG Company, LLC (Trunkline LNG) certificate application to expand the Lake Charles LNG terminal facility to approximately 1.2 billion cubic feet (Bcf) per day of sustainable send out capacity and to increase terminal storage capacity to 9 Bcf from the former level of 6.3 Bcf. BG LNG Services has contract rights for the entire .57 Bcf per day of additional capacity. Construction on the Trunkline LNG expansion project (Phase I) commenced in September 2003, and Phase I was placed into service on April 5, 2006 at an estimated cost of $140 million, plus capitalized interest. The expanded vaporization capacity portion of the expansion was placed into service on September 18, 2005. On September 17, 2004, as modified on September 23, 2004, FERC approved Trunkline LNG’s further incremental expansion project (Phase II). Phase II is estimated to cost approximately $79 million, plus capitalized interest, and will increase the LNG terminal’s sustainable send out capacity to 1.8 Bcf per day. Phase II has an expected in-service date of mid-2006. BG LNG Services has contracted for all the proposed additional capacity, subject to Trunkline LNG achieving certain construction milestones at this facility. Approximately $86 million and $102 million of costs are included in the line item Construction work-in-progress for the expansion projects through March 31, 2006 and December 31, 2005, respectively.

On March 31, 2006, the Company filed for regulatory approval with FERC for an enhancement of Trunkline LNG’s terminal. This infrastructure project, which is expected to cost approximately $250 million, plus capitalized interest, will increase send out flexibility at the terminal. Construction will begin after regulatory approvals are received. The project is planned to be in operation in 2008. In addition, Trunkline LNG and BG LNG Services agreed to extend the existing terminal and pipeline services agreements through 2028, representing a five-year extension.

FERC is responsible under the Natural Gas Act for assuring that rates charged by interstate pipelines are "just and reasonable."  To enforce that requirement, FERC applies a ratemaking methodology that determines an allowed rate of return on common equity for the companies it regulates.  The Natural Gas Supply Association (NGSA), a natural gas producer trade association, has published a study that alleges, based on NGSA's analysis, that certain natural gas pipelines, including Panhandle Eastern Pipe Line and several of its affiliates, are over-recovering their allowed rates of return.  A rate investigation was recently initiated at FERC against one of the pipelines (not affiliated with the Company) identified in the NGSA study.  A group of parties purporting to have an interest in Panhandle Eastern Pipe Line’s and Southwest Gas Storage’s rates has approached Panhandle Eastern Pipe Line and Southwest Gas Storage to propose a voluntary rate reduction.  At this time, Panhandle Eastern Pipe Line continues to engage in discussions with the group regarding rates and rate of return; no formal proceeding has been initiated at FERC relating to Panhandle Eastern Pipe Line's or Southwest Gas Storage's rates.

PG Energy. On April 13, 2006, PG Energy announced the filing of a request with the Pennsylvania Public Utility Commission (PPUC) to increase base gas rates. If approved by the PPUC, the proposed increase would provide PG Energy with $29.8 million, or 8.6 percent, in additional annual revenues. PG Energy last filed for a base rate increase on April 3, 2000.

Missouri Gas Energy. On September 21, 2004, the Missouri Public Service Commission (MPSC) issued a rate order authorizing Missouri Gas Energy to increase base revenues by $22.4 million, effective October 2, 2004.   On October 20, 2004, Missouri Gas Energy filed a writ of review with the Cole County Circuit Court seeking increased base revenues in addition to those contained in the MPSC’s order on grounds that the capital structure and 10.5 percent return on equity used by the MPSC in determining such increase did not provide an adequate rate of return. The Cole County Circuit Court issued an opinion in March 2005 agreeing with Missouri Gas Energy’s claims and remanding the matter to the MPSC for reconsideration. On April 8, 2005, the MPSC appealed the Cole County Circuit Court’s ruling to the Missouri Court of Appeals - Western District.  On December 27, 2005, the Court of Appeals reversed the decision of the Circuit Court and affirmed the decision of the MPSC. Missouri Gas Energy filed an Application for Transfer with the Missouri Supreme Court.  This application was denied by the Missouri Supreme Court. Missouri Gas Energy accounts for its revenues based upon the September 21, 2004 MPSC rate order.

On May 1, 2006, Missouri Gas Energy announced the filing of a proposal with the MPSC to increase annual revenues by approximately $41.7 million, or 6.8 percent. The MPSC may take up to 11 months to issue a ruling on the proposal; therefore, rates would not go into effect until January 2007, at the earliest.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

16. Commitments and Contingencies

Environmental

The Company’s operations are subject to federal, state and local laws and regulations regarding water quality, hazardous and solid waste management, air quality control and other environmental matters. These laws and regulations require the Company to conduct its operations in a specified manner and to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals. Failure to comply with environmental requirements may expose the Company to significant fines, penalties and/or interruptions in operations. The Company’s environmental policies and procedures are designed to achieve compliance with such laws and regulations. These evolving laws and regulations and claims for damages to property, employees, other persons and the environment resulting from current or past operations may result in significant expenditures and liabilities in the future. The Company engages in a process of updating and revising its procedures for the ongoing evaluation of its operations to identify potential environmental exposures and enhance compliance with regulatory requirements.

The Company follows the provisions of American Institute of Certified Public Accountants Statement of Position 96-1, Environmental Remediation Liabilities, for recognition, measurement, display and disclosure of environmental remediation liabilities.

The Company is allowed to recover environmental remediation expenditures through rates in certain jurisdictions within its Distribution segment. Although significant charges to earnings could be required prior to rate recovery for jurisdictions that do not have rate recovery mechanisms, management does not believe that environmental expenditures will have a material adverse effect on the Company's financial position, results of operations or cash flows. The table below reflects the amount of accrued liabilities recorded in the Condensed Consolidated Balance Sheet at March 31, 2006 and December 31, 2005 to cover probable environmental response actions:

	March 31,	December 31,
	2006	2005
	(In thousands)

Current	$3,931	$6,541
Noncurrent	19,749	27,274
Total Environmental Liabilities	$23,680	$33,815

Transportation and Storage Segment Environmental Matters.

Gas Transmission Systems. Panhandle Energy is responsible for environmental remediation at certain sites on its gas transmission systems. The contamination resulted from the past use of lubricants containing polychlorinated biphenyls (PCBs) in compressed air systems; the past use of paints containing PCBs; and the prior use of wastewater collection facilities and other on-site disposal areas. Panhandle Energy has developed and is implementing a program to remediate such contamination. Remediation and decontamination has been completed at 26 of 35 compressor station sites where auxiliary buildings that house the air compressor equipment have been impacted by the past use of lubricants containing PCBs. At some locations, PCBs have been identified in paint that was applied many years ago. A program has been implemented to remove and dispose of PCB-impacted paint during painting activities. Other remediation typically involves the management of contaminated soils and may involve remediation of groundwater. Activities vary with site conditions and locations, the extent and nature of the contamination, remedial requirements, complexity and sharing of responsibility. The ultimate liability and total costs associated with these sites will depend upon many factors. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, the Company could potentially be held responsible for contamination caused by other parties. In some instances, such as the Pierce Waste Oil sites described below, the Company may share liability associated with contamination with other potentially responsible parties.  The Company may also benefit from contractual indemnities that cover some or all of the cleanup costs. These sites are generally managed in the normal course of business or operations. The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Panhandle Eastern Pipe Line and Trunkline Gas Company, LLC (Trunkline), together with other non-affiliated parties, have been identified as potentially liable for conditions at three former waste oil disposal sites in Illinois: the Pierce Oil Springfield site, the Dunavan Waste Oil site and the McCook site (collectively, the Pierce Waste Oil sites). Panhandle Eastern Pipe Line and Trunkline received notices of potential liability from the United States Environmental Protection Agency (U.S. EPA) for the Dunavan site. The notice demanded reimbursement to the U.S. EPA for all its costs incurred to date in the amount of approximately $1.8 million and encouraged each potentially responsible party (PRP) to voluntarily negotiate an administrative settlement agreement with the U.S. EPA within certain limited time frames provided for the PRPs to conduct or finance the response activities required at the site.  The demand was declined in a joint letter dated December 15, 2005 by the major PRPs including Panhandle Eastern Pipe Line and Trunkline. Although no formal notice has been received for the Pierce Oil Springfield site, special notice letters are anticipated and the process of listing the site on the National Priority List has begun. No formal notice has been received for the McCook site. The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

Air Quality Control. U.S. EPA issued a final rule on regional ozone control (NOx SIP Call) in April 2004 that impacts Panhandle Energy in two Midwestern states: Indiana and Illinois. Based on a U.S. EPA guidance document negotiated with gas industry representatives in 2002, in states that follow the U.S. EPA guidance, Panhandle Energy will be required to reduce nitrogen oxide (NOx) emissions by 82 percent on the identified large internal combustion engines and will be able to trade off engines within the company in an effort to create a cost effective NOx reduction solution. The final implementation date is May 2007. The rule will affect 20 large internal combustion engines on the Panhandle Energy system in Illinois and Indiana with an approximate cost of $20.0 million for capital improvements through 2007, based on current projections. Approximately $19.0 million of the $20.0 million of capital expenditures have been incurred as of March 31, 2006. Indiana has promulgated state regulations to address the requirements of the NOx SIP Call rule that essentially follow the U.S. EPA guidance.

The Illinois EPA has distributed several draft versions of a rule to control NOx emissions from reciprocating engines and turbines state-wide. The latest draft requires controls on engines regulated under the U.S. EPA NOx SIP Call by May 1, 2007 and the remaining engines by January 1, 2009. The state is requiring the controls to comply with U.S. EPA rules regarding the NOx SIP Call, ozone non-attainment and fine particulate standards. The Illinois EPA has held multiple meetings with industry representatives to discuss the draft rule and is expected to propose the rule in mid-2006. The rule is currently being reviewed for potential impact to Panhandle Energy. As drafted, the rule applies to all Panhandle Eastern Pipe Line and Trunkline stations in Illinois and significant expenditures in addition to the $20.0 million associated with NOx reductions above would be required for emission control.

In 2002, the Texas Commission on Environmental Quality enacted the Houston/Galveston SIP regulations requiring reductions in NOx emissions in an eight-county area surrounding Houston. Trunkline’s Cypress compressor station is affected and requires the installation of emission controls. New regulations also require certain grandfathered facilities in Texas to enter into the new source permit program, which may require the installation of emission controls at one additional facility owned by Panhandle. Management estimates capital improvements of $17.0 million will be needed at the two affected Texas locations. Approximately $6.0 million of the $17.0 million of capital expenditures have been incurred as of March 31, 2006.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Gathering and Processing Segment Environmental Matters.

Gathering and Processing Systems. Southern Union Gas Services is responsible for environmental remediation at certain sites on its gathering and processing systems. The contamination results primarily from releases of hydrocarbons. Southern Union Gas Services is implementing a program to remediate such contamination. The remediation typically involves the management of contaminated soils and may involve remediation of groundwater. Activities vary with site conditions and locations, the extent and nature of the contamination, remedial requirements and complexity. The ultimate liability and total costs associated with these sites will depend upon many factors. These sites are generally managed in the normal course of business or operations. The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

Distribution Segment Environmental Matters.

Like others in the gas distribution industry, the Company is responsible for environmental remediation at various contaminated sites that are primarily associated with former Manufactured Gas Plants (MGPs) and sites associated with the operation and disposal activities from MGPs which produced a fuel known as “town gas”. Some constituents of the manufactured gas process may be regulated substances under various federal and state environmental laws. To the extent these constituents are present in soil or groundwater at concentrations in excess of applicable standards, investigation and remediation may be required. These include properties that are part of the Company’s ongoing operations, sites formerly owned or used by the Company and sites owned by third parties. Remediation typically involves the management of contaminated soils and may involve removal of structures and remediation of groundwater. Activities vary with site conditions and locations, the extent and nature of the contamination, remedial requirements, complexity and sharing of responsibility, and some contamination may be unrelated to MGPs. The ultimate liability and total costs associated with these sites will depend upon many factors. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, the Company could potentially be held responsible for contamination caused by other parties. In some instances, the Company may share liability associated with contamination with other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all of the cleanup costs. These sites are generally managed in the normal course of business or operations. The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Litigation

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

Bay Street, Tiverton, Rhode Island Site. On March 17, 2003, the Rhode Island Department of Environmental Management sent the Company’s New England Gas Company division a letter of responsibility pertaining to soils allegedly impacted by historic MGP residuals in a residential neighborhood in Tiverton, Rhode Island. Without admitting responsibility or accepting liability, New England Gas Company began assessment work in June 2003 and has continued to perform assessment field work since that time. Four lawsuits were filed against New England Gas Company in Rhode Island in 2005 regarding the Tiverton neighborhood. The plaintiffs seek to recover damages for the diminution in value of their property, lost use and enjoyment of their property and emotional distress in an unspecified amount. The Company removed the lawsuits to federal court and filed motions to dismiss, which are currently pending. The Company will vigorously defend itself against all four lawsuits. Parts of the Tiverton neighborhood appear to have been built on fill placed there at various times and include one or more historic waste disposal sites. Research is therefore underway by the Company to identify other PRPs associated with the fill materials and the waste disposal. Based upon its current understanding of the facts, the Company does not believe the outcome of these matters will have a material adverse effect on its consolidated financial position, results of operation or cash flows.

Mercury Release.  The Company has completed an investigation of an incident involving the release of mercury stored in a New England Gas Company facility in Pawtucket, Rhode Island. On October 19, 2004, New England Gas Company discovered that one of its facilities had been broken into and that mercury had been released both inside a building and in the immediate vicinity, including a parking lot in a neighborhood several blocks away. Mercury from the parking lot was apparently tracked into nearby apartment units, as well as other buildings. Cleanup has been completed at the property and nearby apartment units. State and federal authorities are also investigating the incident and have arrested the alleged vandals of the Pawtucket facility. In addition, inquiries are being conducted, and the Company is discussing with these authorities, New England Gas Company’s compliance with relevant environmental requirements, including hazardous waste management provisions, spill and release notification procedures, and communication requirements. New England Gas Company received and complied with a subpoena requesting documents relating to this matter. On January 20, 2006 a complaint was filed against New England Gas Company by plaintiffs in the Superior Court of Providence, Rhode Island regarding the mercury release at the Pawtucket facility, asserting claims for personal injury and property damage as a result of the release. The suit was removed to Rhode Island federal court on January 27, 2006. A motion to remand the case filed by plaintiffs is set for oral argument on August 15, 2006. In addition, an attorney for unspecified residents of the neighboring apartment complex who are not associated with the filed litigation has made a demand upon New England Gas Company. The Company believes the outcome of this matter will not have a material adverse effect on its financial position, results of operations or cash flows.

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Southwest Gas Litigation. During 1999, several actions were commenced in federal courts by persons involved in competing efforts to acquire Southwest Gas Corporation (Southwest). All of these actions eventually were transferred to the U.S. District Court for the District of Arizona, consolidated and lodged with Judge Roslyn Silver. As a result of summary judgments granted, there were no claims allowed against the Company. The trial of the Company’s claims against the sole remaining defendant, former Arizona Corporation Commissioner James Irvin, was concluded on December 18, 2002, with a jury award to the Company of nearly $400,000 in actual damages and $60.0 million in punitive damages against former Commissioner Irvin. After the District Court denied former Commissioner Irvin’s motions to set aside the verdict and reduce the amount of punitive damages, former Commissioner Irvin appealed to the Ninth Circuit Court of Appeals (Ninth Circuit). On July 25, 2005, the Ninth Circuit denied former Commissioner Irvin’s motions to set aside the verdict and affirmed the judgment against him for compensatory damages. The Ninth Circuit also determined that punitive damages against former Commissioner Irvin were appropriate but found that the $60.0 million punitive damage award against him was excessive. Accordingly, the Ninth Circuit remanded that issue to the District Court for further action. The Company intends to continue to vigorously pursue its case against former Commissioner Irvin, including seeking to collect all damages ultimately determined to lie against him. There can be no assurance, however, as to the amount of such damages, or as to the amount, if any, that the Company ultimately will collect.

Other Commitments and Contingencies.

Late in the third quarter of 2005, after coming through the Gulf of Mexico, Hurricanes Katrina and Rita came ashore along the Upper Gulf Coast. These hurricanes caused modest damage to property and equipment owned by Sea Robin Pipeline Company, LLC (Sea Robin), Trunkline, and Trunkline LNG. Based on the latest damage assessments, there are revenue, expense and capital impacts resulting from Hurricanes Katrina and Rita in 2005 and 2006, mostly impacting Sea Robin and Trunkline LNG. Prior to any insurance recoveries, additional estimated capital outlays expected in 2006 are approximately $23.0 million, of which $6.4 million was spent in the first quarter of 2006. Estimated capital outlays primarily include replacement of equipment lost or damaged in the hurricanes and potential abandonment costs for certain facilities, which will be impacted by producer decisions regarding rebuilding their damaged platforms and reconnecting their gas reserves to the Company’s pipelines and higher LNG terminal construction costs. The revenue losses now estimated at $3.0 million for 2006 relate primarily to reduced 2006 volumes on Sea Robin. Hurricane impacts have resulted in delays in the completion of Trunkline LNG’s Phase I and Phase II expansions from the original completion dates, although Phase I was placed in service on April 5, 2006. Additionally, the Company anticipates reimbursement from its property insurance carriers for damages from Hurricane Rita in excess of its $5.0 million deductible.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

17. Reportable Segments

The Company’s operating segments are aggregated into reportable business segments based on similarities in economic characteristics, products and services, types of customers, methods of distribution and regulatory environment. The Company operates in three reportable segments. The Company acquired Sid Richardson Energy Services on March 1, 2006, which represents the new Gathering and Processing reportable segment. The Transportation and Storage segment is primarily engaged in the interstate transportation and storage of natural gas in the Midwest and Southwest and from the Gulf Coast to Florida, and also provides LNG terminalling and regasification services. Its operations are conducted through Panhandle Energy and the Company’s equity investment in CCE Holdings. The Gathering and Processing segment is primarily engaged in the gathering, transmission, treating, processing and redelivery of natural gas and natural gas liquids in Texas and New Mexico. Its operations are conducted through Southern Union Gas Services. (See Note 2.) The Distribution segment is primarily engaged in the local distribution of natural gas in Missouri and Massachusetts. The Company’s discontinued operations relate to the assets of its PG Energy natural gas distribution division and the Rhode Island operations of its New England Gas Company division. During the first quarter of 2006, the Company entered into definitive agreements to sell the Rhode Island operations of its New England Gas Company division and the assets of its PG Energy natural gas distribution division in Pennsylvania. The Company expects the sales to be completed by the end of the third quarter of 2006.

Revenue included in the Corporate and other category is primarily attributable to PEI Power Corporation, which generates and sells electricity. This business does not meet the quantitative thresholds for determining reportable segments. The Company also has corporate operations that do not generate any operating revenues.

The Company evaluates segment performance based on several factors, of which the primary financial measure is earnings before interest and taxes (EBIT). The Company defines EBIT as net earnings (loss) available for common stockholders, adjusted for: (i) items that do not impact earnings (loss) from continuing operations, such as extraordinary items, discontinued operations and the impact of accounting changes; (ii) income taxes; (iii) interest; and (iv) dividends on common and preferred stock. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net earnings and other performance measures such as operating income or operating cash flow. Sales of products or services between segments are billed at regulated rates or at market rates, as applicable. There were no material intersegment revenues during the three months ended March 31, 2006 and 2005.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth certain selected financial information for the Company’s segments and a reconciliation of EBIT to net earnings for the three months ended March 31, 2006 and 2005. Income statement segment information presented herein for the first quarter of 2005 has been reclassified to distinguish between results of operations from continuing and discontinued operations. Segment information presented for expenditures of long-lived assets in the first quarter of 2005 and total asset amounts by segment at December 31, 2005 have not been adjusted for discontinued operations.

	Three Months Ended March 31,
Segment Data	2006	2005
	(In thousands)
Revenues from external customers:
Transportation and Storage	$144,643	$135,400
Gathering and Processing	103,231	-
Distribution	298,229	315,912
Total segment operating revenues	546,103	451,312
Corporate and other	1,063	788
	$547,166	$452,100

Depreciation and amortization:
Transportation and Storage	$17,474	$15,367
Gathering and Processing	5,552	-
Distribution	7,583	7,131
Total segment depreciation and amortization	30,609	22,498
Corporate and other	256	547
	$30,865	$23,045

Earnings (loss) from unconsolidated investments:
Transportation and Storage	$11,564	$15,385
Corporate and other	2	(44)
	$11,566	$15,341

Other income (expense), net:
Transportation and Storage	$1,772	$336
Gathering and Processing	409	-
Distribution	(1,208)	(322)
Total segment other income (expense), net	973	14
Corporate and other	36,120	(5,103)
	$37,093	$(5,089)

Segment performance:
Transportation and Storage EBIT	$86,801	$78,235
Gathering and Processing EBIT	7,113	-
Distribution EBIT	29,989	35,254
Total segment EBIT	123,903	113,489
Corporate and other	27,603	(1,382)
Interest	42,221	33,589
Federal and state income taxes	35,867	22,124
Net earnings from continuing operations	73,418	56,394
Net earnings from discontinued operations	24,529	35,802
Net earnings	97,947	92,196
Preferred stock dividends	4,341	4,341
Net earnings available for common stockholders	$93,606	$87,855

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31,
Segment Data	2006	2005
	(In thousands)
Expenditures for long-lived assets:
Transportation and Storage	$28,819	$41,918
Gathering and Processing	2,496	-
Distribution	21,317	12,656
Total segment expenditures for
long-lived assets	52,632	54,574
Corporate and other	672	3,825
Expenditures for long-lived assets	$53,304	$58,399

	March 31,	December 31,
Total assets:	2006	2005
	(In thousands)
Transportation and Storage	$3,174,272	$3,155,549
Gathering and Processing	1,697,775	-
Distribution	1,087,548	2,490,164
Total segment assets	5,959,595	5,645,713
Corporate and other	182,992	191,106
Assets held for sale	1,325,009	-
Total consolidated assets	$7,467,596	$5,836,819

18.  Discontinued Operations

On January 26, 2006, Southern Union entered into a definitive agreement to sell the assets of its PG Energy natural gas distribution division in Pennsylvania to UGI Corporation for $580 million, subject to working capital adjustments. Additionally, on February 15, 2006, Southern Union entered into a definitive agreement to sell the Rhode Island operations of its New England Gas Company division to National Grid USA for $575 million, subject to working capital adjustments, less assumed debt of $77 million. The Company expects to complete the sales transactions by the end of the third quarter of 2006. In accordance with GAAP, the results of operations of the businesses have been segregated and reported as Discontinued operations in the Condensed Consolidated Statement of Operations. The prior interim period has been restated to report the results of operations of these businesses as discontinued operations. At March 31, 2006, the related assets and liabilities of PG Energy and the Rhode Island division are reported, as applicable, in current Assets held for sale and Liabilities related to assets held for sale. The PG Energy and Rhode Island operations were historically reported with the Distribution segment.

In December 2005, the Company recorded a goodwill impairment charge of $175 million after considering the purchase prices for the Company’s PG Energy division and the Rhode Island operations of its New England Gas Company division, as reflected in the definitive agreements entered into in the first quarter of 2006. An asset impairment charge of $7.1 million was recorded in Earnings from discontinued operations before income taxes in the Condensed Consolidated Statement of Operations in the first quarter of 2006. The total amount of the ultimate gain or loss on sale depends on various factors, including timing of the closing of the transactions, capital expenditures prior to closing and other matters. Given the nature of these items, the Company is currently unable to predict with certainty additional losses, if any, that may be realized.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the combined results of operations that have been segregated and reported as discontinued operations in the Condensed Consolidated Statement of Operations.
	Three Months Ended March 31,
	2006	2005
	(In thousands)

Operating revenue	$348,765	$315,457
Operating income	44,781	53,727
Net earnings from discontinued operations (1)	24,529	35,802

Net earnings available from discontinued operations per share:
Basic	$0.22	$0.34
Diluted	$0.22	$0.33

__________________________
(1)
In accordance with GAAP, net earnings from discontinued operations do not include any allocation of corporate interest expense or other corporate costs. Additionally, depreciation expense has not been reported subsequent to January 2006, based on approval of the Company’s Board of Directors to dispose of the applicable assets.

The following table summarizes the major classes of assets and liabilities included in Assets held for sale and Liabilities related to assets held for sale, respectively, in the Company’s Condensed Consolidated Balance Sheet at March 31, 2006:

At March 31, 2006
(In thousands)
Assets held for sale:
Property, plant and equipment, net	$628,611
Goodwill	376,321
Accounts receivable, net	200,918
Deferred charges	63,202
Inventories	47,040
Other assets	8,917
Total assets held for sale	$1,325,009

Liabilities related to assets held for sale:
Long-term debt and capital lease obligation	$75,307
Long-term debt and capital lease obligation due within one year	1,648
Accounts payable and accrued liabilities	64,656
Deferred gas purchases	48,646
Deferred credits	39,524
Other liabilities	31,910
Total liabilities related to assets held for sale	$261,691

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to the accompanying unaudited condensed consolidated financial statements and notes to help provide an understanding of Southern Union’s financial condition, changes in financial condition and results of operations. The following section includes an overview of the Company’s business as well as recent developments that the Company believes are important in understanding its results of operations, and to anticipate future trends in those operations. Subsequent sections include an analysis of the Company’s results of operations on a consolidated basis and on a segment basis for each reportable segment, and information relating to the Company’s liquidity and capital resources, quantitative and qualitative disclosures about market risk and other matters.

OVERVIEW

The Company’s business purpose is to provide transportation, storage, gathering and processing and distribution of natural gas and natural gas liquids in a safe, efficient and dependable manner. The Company’s operating segments are aggregated into reportable business segments based on similarities in economic characteristics, products and services, types of customers, methods of distribution and regulatory environment. The Company operates in three reportable segments. The Transportation and Storage segment is primarily engaged in the interstate transportation and storage of natural gas in the Midwest and Southwest and from the Gulf Coast to Florida, and also provides LNG terminalling and regasification services. Its operations are conducted through Panhandle Energy and the Company’s equity investment in CCE Holdings. The Gathering and Processing segment is primarily engaged in the gathering, transmission, treating, processing and redelivery of natural gas and natural gas liquids in Texas and New Mexico. Its operations are conducted through Southern Union Gas Services. The Distribution segment is primarily engaged in the local distribution of natural gas in Missouri and Massachusetts. The Company’s discontinued operations relate to the assets of its PG Energy natural gas distribution division in Pennsylvania and the Rhode Island operations of its New England Gas Company division. During the first quarter of 2006, the Company entered into definitive agreements to sell the Rhode Island operations of its New England Gas Company division and the assets of its PG Energy natural gas distribution division in Pennsylvania. The Company expects the sales to be completed by the end of the third quarter of 2006.

RESULTS OF OPERATIONS

Overview

The Company believes that its acquisition of Panhandle Energy on June 11, 2003, CCE Holdings’ acquisition of CrossCountry Energy, LLC (CrossCountry Energy) on November 17, 2004, and the Company’s acquisition of Sid Richardson Energy Services on March 1, 2006, represent significant steps undertaken by the Company in its transformation into a higher return business with significant growth opportunities. During the first quarter of 2006, the Company entered into definitive agreements to sell the Rhode Island operations of its New England Gas Company natural gas distribution division and the assets of its PG Energy natural gas distribution division. The Company expects the sales to be completed by the end of the third quarter of 2006. Proceeds from the sales will be used to retire a portion of the acquisition debt associated with the purchase of Sid Richardson Energy Services.

The Company evaluates segment performance based on several factors, of which the primary financial measure is EBIT. EBIT may not be comparable to measurements used by other companies and should be considered in conjunction with net income and other performance measures such as operating income or operating cash flow.

The following table provides a reconciliation of EBIT (by segment) to Net earnings available for common stockholders.

	Three Months Ended March 31,
	2006	2005
	(In thousands)
EBIT:
Transportation and storage segment	$86,801	$78,235
Gathering and processing segment	7,113	-
Distribution segment	29,989	35,254
Corporate and other	27,603	(1,382)
Total EBIT	151,506	112,107
Interest	42,221	33,589
Federal and state income taxes	35,867	22,124
Net earnings from continuing operations	73,418	56,394

Discontinued operations:
Earnings from discontinued operations before income taxes	38,009	53,530
Federal and state income taxes	13,480	17,728
Net earnings from discontinued operations	24,529	35,802

Net earnings	97,947	92,196

Preferred stock dividends	4,341	4,341

Net earnings available for common stockholders	$93,606	$87,855

Business Segment Results

Transportation and Storage Segment. The Transportation and Storage segment is primarily engaged in the interstate transportation and storage of natural gas from gas producing areas in Texas, Oklahoma, Colorado, and the Gulf of Mexico and the Gulf Coast to markets throughout the Midwest, Southwest to California and to Florida, and also provides LNG terminalling and regasification services. Its operations are conducted through Panhandle Energy and the Company’s equity investment in CCE Holdings and are regulated as to rates and other matters by FERC. The Transportation and Storage segment operations are somewhat sensitive to weather and are seasonal in nature with a significant percentage of annual operating revenues and net earnings occurring in the traditional winter heating season.

Historically, much of the Company’s business was conducted through long-term contracts with customers. Over the past several years, some of the Company’s customers have shifted to shorter term transportation services contracts. This shift, which can increase the volatility of revenues, is primarily due to changes in market conditions and competition with other pipelines, new supply sources, changing supply sources and volatility in natural gas prices. However, changes in commodity prices and volumes transported do not generally have a significant short-term impact on revenues because the majority of the Transportation and Storage segment revenues are related to firm capacity reservation charges.

The Company’s regulated transportation and storage businesses periodically file (or can be required to file) for changes in their rates, which are subject to approval by FERC. Changes in rates and other tariff provisions resulting from these regulatory proceedings have the potential to negatively impact the Company’s results of operations and financial condition.

The following table illustrates the results of operations applicable to the Company’s Transportation and Storage segment for the periods presented:

	Three Months Ended March 31,
Transportation and Storage Segment	2006	2005
	(In thousands)

Operating revenues	$144,643	$135,400

Operating expenses	46,354	50,183
Depreciation and amortization	17,474	15,367
Taxes other than on income and revenues	7,350	7,336
Total operating income	73,465	62,514
Earnings from unconsolidated investments	11,564	15,385
Other income, net	1,772	336
EBIT	$86,801	$78,235

Operating information:
Panhandle Energy - volumes transported (in trillion
British thermal units (TBtu))	302	350
CCE Holdings (TBtu)	307	284

Three-month period ended March 31, 2006 versus the three-month period ended March 31, 2005. The $8.6 million EBIT improvement in the three-month period ended March 31, 2006 versus the same period in 2005 was primarily due to improved contributions from Panhandle Energy totaling $12.4 million, partially offset by $3.8 million of lower equity earnings principally from the Company’s investment in CCE Holdings.

Panhandle Energy’s $12.4 million EBIT improvement was primarily related to the following items:
•	Higher operating revenues of $9.2 million primarily due to:
o
A $6.3 million increase in LNG terminalling revenue due to expanded vaporization capacity and a base increase on the BG LNG Services contract, partially offset by lower commodity revenues resulting from fewer cargoes; and

o
Increased transportation and storage revenues of $1.3 million due to higher average reservation revenues of $4.1 million which were primarily driven by higher average rates on contracts, partially offset by lower revenues of $1.4 million on Sea Robin resulting from the impact of the hurricanes that occurred in the third quarter of 2005 and a $1.2 million decrease in parking revenues.

•	Lower operating expenses of $3.8 million are primarily due to:
o	A $2.5 million decrease in benefit costs including impacts of Medicare Part D subsidies and lower headcounts;
o	A $791,000 decrease in liability and property insurance costs primarily due to lower premiums on policies associated with carrying higher deductibles; and
o	A $447,000 reduction in LNG power costs due to lower volumes resulting from fewer cargoes.
•	A gain of $1.7 million on the sale of certain assets; and
•
A negative impact in 2006 versus 2005 first quarter earnings related to higher depreciation and amortization expense of $2.1 million resulting from an increase in property, plant and equipment placed in service.

Equity earnings were lower by $3.8 million primarily due to the following items in equity contributions from CCE Holdings adjusted to reflect the Company’s related 50 percent equity share:
•	Lower equity earnings of $1.3 million associated with CCE Holdings’ equity investment in Citrus Corp.;
•	Lower capitalized equity cost during construction of $1.1 million primarily due to the completion of the San Juan expansion project in May 2005;
•	Higher depreciation and amortization expense of $722,000 primarily due to additions associated with the San Juan expansion project and implementation of a financial reporting software system;
•	Higher interest expense of $568,000 primarily due to LIBOR rate increases;

•	Higher operating expense of $834,000 primarily due to approximately $400,000 of higher electricity costs due to the addition of San Juan compression and other operating costs; and
•
Higher net revenues of $839,000 primarily due to $3.0 million of increased operational gas sales revenue at Transwestern driven by a 31 percent increase in sales volumes and a 28 percent increase in average pricing, offset by lower transportation revenues associated with the replacement of expired contracts at discounted rates.  The level of Transwestern’s transportation rates, fuel retention percentages and operational gas sales will be affected by Transwestern’s rate case to be filed in the fourth quarter of 2006.  It is anticipated that certain parties, including the FERC staff, will propose a lower fuel retention factor than is currently in effect and which if adopted would reduce operational gas sales.   The outcome of this and other rate matters will be decided through litigation or settlement of the rate case and this outcome is impossible to determine at this time.

Gathering and Processing Segment. The Gathering and Processing segment is primarily engaged in the gathering, transmission, treating, processing and redelivery of natural gas and natural gas liquids in Texas and New Mexico. Its operations are conducted through Southern Union Gas Services. The results of operations provided by Southern Union Gas Services have been included in the Condensed Consolidated Statement of Operations since its March 1, 2006 acquisition.

The following table illustrates the results of operations applicable to the Company’s Gathering and Processing segment:

Three Months Ended
Gathering and Processing Segment	March 31, 2006
(In thousands)
(1)

Operating revenues	$103,231
Cost of gas and other energy	86,158
Operating expense	4,817
Depreciation and amortization	5,552
Total operating income	6,704
Other income, net	409
EBIT	$7,113

(1) Represents results of operations for the period subsequent to the March 1, 2006 acquisition

Operating information:
Volumes:
Average natural gas processed volumes (MMbtu/day)	437,165
Average liquids processed volumes (gallons/day)	1,416,638
Prices:
Average Waha natural gas daily price ($/MMbtu)	$5.85
Average natural gas liquids daily price ($/gallon)	$0.82

Natural gas commodity prices were lower in March 2006 relative to the average prices experienced for the year. A significant portion of Southern Union Gas Services’ margin is impacted by natural gas commodity prices. As natural gas commodity prices increase, the Company’s margin generally increases. Southern Union Gas Services’ results of operations in March 2006 were also favorably impacted by higher natural gas liquids prices and low natural gas price processing spreads.

Effective March 1, 2006, the company designated its Put Options as “cash flow hedges” of future sales of natural gas by Southern Union Gas Services. The Company’s basis in the Put Options at March 1, 2006 was $88.7 million; comprised of a $49.7 million initial investment and $39 million in unrealized gains since inception. The Company recorded non-cash earnings from ineffectiveness under the hedges of $1.2 million in Operating revenues for Southern Union Gas Services, primarily associated with the change in time value of the hedge during March 2006. Additionally, the Company received $6.6 million in cash from the settlement of the March 2006 Put Options. This amount is not reflected in segment earnings for the period as it primarily relates to the realization of the mark-to-market gain reflected in Corporate and Other during the pre-acquisition period. For further information related to the Put Options, see PART I. ITEM 1. Financial Information (Unaudited), Note 11 - Derivative Instruments and Hedging Activities, in this Quarterly Report on Form 10-Q.

As the purchase price allocation associated with the Sid Richardson Energy Services acquisition and determination of related depreciable lives has not been finalized, the $5.6 million recorded for depreciation and amortization expense is an estimate and is subject to further adjustment until the acquisition-related appraisal is completed. For further related information, see PART 1. ITEM 1. Financial Information (Unaudited), Note 2 - Acquisition of Sid Richardson Energy Services in this Quarterly Report on Form 10-Q.

Distribution Segment. The Distribution segment is primarily engaged in the local distribution of natural gas in Missouri and Massachusetts. The utility divisions’ operations are regulated as to rates and other matters by the regulatory commissions of the states in which each operates. The utility divisions’ operations are generally sensitive to weather and are seasonal in nature, with a significant percentage of annual operating revenues and net earnings occurring in the traditional winter heating season in the first and fourth calendar quarters.

The following table illustrates the results of continuing operations applicable to the Company’s Distribution segment for the periods presented:

	Three Months Ended March 31,
Distribution Segment	2006	2005
	(In thousands)

Net operating revenue (1)	$61,716	$68,555

Operating expense	20,240	22,608
Depreciation and amortization	7,583	7,131
Taxes other than on income and revenues	2,696	3,240
Total operating income	31,197	35,576
Other expense, net	(1,208)	(322)
EBIT	$29,989	$35,254

(1) Operating revenues for the Distribution segment are reported net of Cost of gas and other energy and Revenue-related taxes, which are pass through costs.

Three-month period ended March 31, 2006 versus the three-month period ended March 31, 2005. The $5.3 million EBIT reduction in the three-month period ended March 31, 2006 versus the same period in 2005 was primarily due to the following items:
•
Net operating revenues were $6.8 million lower primarily due to a 13 percent reduction in consumption volumes resulting from the warmer than normal weather as evidenced by a 14 percent reduction in degree days;

•	Higher depreciation and amortization expense of $452,000 due to normal growth in plant; and
•
Lower operating costs of $2.4 million primarily due to reduced medical costs of $834,000 resulting from lower claims and $1.5 million of lower pension costs principally related to the net deferral of pension costs permitted by a MPSC rate order authorization.

Corporate and Other

Except for revenue related to the Management Agreement associated with CCE Holdings, Corporate and Other consists of corporate operations that do not generate operating revenues and certain subsidiaries established to support and expand natural gas sales and other energy sales.

Three-month period ended March 31, 2006 versus the three-month period ended March 31, 2005. The $29.0 million EBIT improvement in the three-month period ended March 31, 2006 versus the same period in 2005 was primarily due to the following items:

•	A mark-to-market gain of $37.2 million on put options for the pre-acquisition period associated with the March 1, 2006 acquisition of Sid Richardson Energy Services;
•	Negative impact of a first quarter 2006 $6.5 million write down in the carrying value of the Scranton corporate building;

•	Negative impact of a $1.0 million charge to record a reserve in March 2006 for final estimated costs resulting from a sales and use tax audit;
•
Charges of $4.5 million in the first quarter of 2005 to: (i) reserve for an other-than-temporary impairment in the Company’s investment in a technology company, and (ii) record a liability for the guarantee by a subsidiary of the Company of a line of credit between the technology company and a bank; and

•	Impact of a $3.2 million non-recurring true up adjustment in the first quarter of 2005 to reduce previously provided for employee benefit accruals.

Interest Expense

Three-month period ended March 31, 2006 versus the three-month period ended March 31, 2005. Interest expense was $8.6 million higher in 2006 compared with 2005 primarily due to:

•
Interest of $7.2 million and debt issuance cost amortization of $1.3 million (which is being amortized over a six-month period) associated with the bridge loan facility entered into with the acquisition of Sid Richardson Energy Services;

•
Increased interest expense of $2.5 million associated with borrowings under the Company’s credit agreements primarily due to higher average outstanding balances and higher interest rates in 2006 versus 2005;

•	Increased interest expense of $1.0 million related to Panhandle Energy debt primarily due to higher average interest rates in 2006 versus 2005;
•	Decreased interest expense of $3.1 million related to the $407 million bridge loan paid off in 2005 that was used to finance a portion of the Company’s investment in CCE Holdings; and
•	Decreased interest expense of $687,000 on the $311.1 million bank note (2002 Term Note) primarily due to the $76.1 million repayment of the note during 2005.

Federal and State Income Taxes from Continuing Operations

Three-month period ended March 31, 2006 versus the three-month period ended March 31, 2005. The Company's estimated annual consolidated federal and state effective income tax rate (EITR) from continuing operations for the three-month period ended March 31, 2006 and 2005 was 33 percent and 28 percent, respectively. The increase in the EITR was primarily due to the release of an $11.9 million valuation allowance in 2005 that was originally established for a deferred tax asset in 2004 related to the difference between the book and tax basis of the Company’s investment in CCE Holdings. The Company determined that this valuation allowance was no longer necessary because the book income from CCE Holdings was substantially greater than the taxable income for 2005 and is expected to continue to be higher for the foreseeable future.

Net Earnings from Discontinued Operations

Net earnings from discontinued operations for the three-month periods ended March 31, 2006 and 2005 are related to the assets of the PG Energy natural gas distribution division in Pennsylvania and the Rhode Island operations of the New England Gas Company division.

Earnings from discontinued operations before income taxes for the three-month period ended March 31, 2006 versus the same period in 2005 was $15.5 million lower primarily due to the following items:

•	Recognition of a $7.1 million asset impairment charge in March 2006 related to the disposition of the assets held for sale;
•	Incurrence of a non-recurring $3.0 million pension curtailment loss associated with the impending sale of the PG Energy division;
•
Net operating revenues were $5.4 million lower primarily due to a 14 percent reduction in consumption volumes resulting from the warmer than normal weather as evidenced by a 16 percent reduction in degree days;

•	Higher bad debt expense of $3.3 million principally related to higher gas costs; and
•	Offsetting impact of $6.4 million of lower depreciation expense primarily due to the cessation of depreciation expense in connection with the assets held for sale classification.

The Company's EITR from discontinued operations for the three-month periods ended March 31, 2006 and 2005 was 35 percent and 33 percent, respectively. The increase was primarily due to differences in state statutory rates.

See PART I, ITEM 1. Financial Statements (Unaudited), Note 18 - Discontinued Operations in this Quarterly Report on Form 10-Q.

Preferred Stock Dividends

There was no change in dividends on preferred securities for the three-month periods ended March 31, 2006 and 2005.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash generated from internal operations constitutes the Company’s primary source of liquidity. Additional sources of liquidity include use of available credit facilities, various equity offerings, project and bank financings, issuance of long-term debt and proceeds from asset dispositions.

The Company has increased the scale of its natural gas transportation, storage and distribution operations and the size of its customer base by pursuing and consummating the Panhandle Energy and CCE Holdings acquisitions. Additionally, the Company has entered into the gathering and processing of natural gas and natural gas liquids business with its acquisition of Sid Richardson Energy Services. Acquisitions generally require a substantial increase in expenditures that may need to be financed through cash flow from operations, dispositions of assets, future debt or equity offerings, or any combination thereof. The availability and terms of any such financing sources will depend upon various factors and conditions such as the Company’s combined cash flow and earnings, the Company’s resulting capital structure and conditions in the financial markets at the time of such offerings. Acquisitions and financings also affect the Company's combined results due to factors such as the Company's ability to realize any anticipated benefits from the acquisitions, successful integration of new and different operations and businesses and effects of different regional economic and weather conditions. Future acquisitions or related acquisition financing or refinancing may involve the issuance of shares of the Company's common stock, which could have a dilutive effect on the then-current stockholders of the Company.

Three-month period ended March 31, 2006 versus the three-month period ended March 31, 2005. Cash flows provided by operating activities were $156.9 million for the three months ended March 31, 2006 compared with cash flows provided by operating activities of $231.9 million for the same period in 2005. Cash flows provided by operating activities before changes in operating assets and liabilities for 2006 were $113.5 million compared with $161.7 million for 2005. Changes in operating assets and liabilities provided cash of $43.3 million in 2006 and $70.2 million for the same period in 2005. After adjusting for the $47.2 million of cash provided by the operating activities of discontinued operations, cash used in operating assets and liabilities in 2006 was $3.8 million, resulting in an increased usage of cash of $74.1 million in the three-month period ended March 31, 2006 versus the same period in 2005. The increased usage of cash is primarily related to the higher cost of natural gas purchases and related replenishment of natural gas inventory levels in the 2006 period versus 2005, partially offset by the financing provided by higher accounts receivable balances also primarily attributable to higher natural gas costs in 2006.

Investing Activities

Summary

The Company’s business strategy includes making prudent capital expenditures across its base of interstate transmission, gathering and processing and distribution assets and growing through the selective acquisition of assets in order to position itself favorably in the evolving North American natural gas markets.

Cash flow changes associated with these objectives resulted primarily from the $1.53 billion (net of $53.7 million cash received) March 1, 2006 acquisition of Sid Richardson Energy Services and ongoing expansion of the Company’s existing asset base through that acquisition and additions to property, plant and equipment in 2006. The following table presents a summary of additions to property, plant and equipment in continuing operations by segment, including additions related to major projects for the periods presented.

	Three Months Ended March 31,
Property, Plant and Equipment Additions	2006	2005
	(In thousands)
Transportation and Storage Segment
LNG Terminal Expansions	$18,198	$27,510
Trunkline LNG Loop	2,923	2,533
Pipeline Integrity	1,404	1,365
System Reliability	4,746	2,021
Information Technology	797	3,656
Other	751	4,833
Total	28,819	41,918

Gathering and Processing Segment (1)	2,496	-

Distribution Segment
Missouri Safety Program	2,287	2,098
Other, primarily system replacement and expansion	19,030	10,558
Total	21,317	12,656

Corporate and other	672	3,825

Total (2)	$53,304	$58,399

(1) Reflects expenditures for March 2006 for the period subsequent to the March 1, 2006 acquisition of Sid Richardson
Energy Services versus the three-month period ended March 31, 2006.
(2) Includes net capital accruals totaling ($2.6) million and $7.3 million for the three-month periods ended March 31, 2006 and 2005, respectively.

Principal Capital Expenditure Projects

The following is a summary update of the Company’s principal capital expenditure projects, which should be read in conjunction with the related liquidity disclosure in PART I. ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Southern Union’s Annual Report on Form 10-K for the year ended December 31, 2005.

LNG Terminal Enhancement. On March 31, 2006, the Company filed for regulatory approval with FERC for an enhancement of Trunkline LNG’s terminal. This infrastructure project, which is expected to cost approximately $250 million, plus capitalized interest, will increase sendout flexibility at the terminal. Construction will begin after regulatory approvals are received. The project is planned to be in operation in 2008.

Phoenix Expansion Project. The Phoenix Expansion project, as currently proposed, includes the construction and operation of approximately 260 miles of 36-inch or larger diameter pipeline extending from Transwestern's existing mainline in Yavapai County, Arizona to delivery points in the Phoenix, Arizona area (Phoenix Lateral).  In addition, the project includes certain looping on Transwestern's existing San Juan Lateral with approximately 25 miles of 36-inch diameter pipeline (San Juan Expansion 2008).  While the project scope and structure are still under discussion with the CCE Holdings members, the Phoenix Lateral portion of the project is now anticipated to be developed by a wholly-owned Southern Union subsidiary (Newco) and the San Juan Expansion 2008 portion of the project is being evaluated for continued development as a Transwestern-owned project with Newco as the anchor shipper.  Newco is expected to file its application with FERC on or before July 3, 2006, with a projected in-service date of mid-2008.  Newco project costs are estimated to be approximately $600 million.

Financing Activities

Summary

In conjunction with financing activities, the Company continues to pursue opportunities to enhance its credit profile by reducing its ratio of total debt to total capital, which at March 31, 2006 was 67 percent including the $1.6 billion Bridge Loan used to temporarily finance the acquisition of Sid Richardson Energy Services, which is expected to be repaid with the proceeds from asset sales and the issuance of long-term debt and/or equity securities. Excluding the $1.6 billion Bridge Loan, the ratio of total debt to total capital would be 52 percent. The issuance of common stock, equity units and preferred stock and use of proceeds therefrom to reduce debt or limit use of debt in conjunction with acquisitions is continued evidence of the Company’s commitment to strengthen its balance sheet and solidify its current investment grade status.

Cash flows provided by financing activities were $1.44 billion for the three-month period ended March 31, 2006 compared with cash flows used by financing activities of $162.4 million for the same period in 2005. Financing activity cash flow changes were primarily due to the $1.6 billion Bridge Loan used to fund the acquisition of Sid Richardson Energy Services.

Debt Refinancing, Repayment and Issuance Activity

On March 1, 2006, Southern Union acquired Sid Richardson Energy Services, Ltd. and related entities for $1.6 billion in cash. The acquisition was funded under a bridge loan facility in the amount of $1.6 billion that was entered into on March 1, 2006 between the Company and its wholly-owned subsidiary, Enhanced Service Systems, Inc., as borrowers, and a group of banks and lenders. The Bridge Loan is available for a maximum period of 364 days at interest rates tied to LIBOR or the prime rate plus a spread based upon the credit ratings of the Company’s senior unsecured debt. Interest expense totaling $7.2 million was incurred in March 2006 at an average interest rate of 5.24 percent. Debt issuance costs totaling $9.2 million associated with the financing of the acquisition were incurred, of which $7.8 million is related to the Bridge Loan and $1.4 million is related to the placement of permanent financing. The Company amortized $1.3 million of the debt issuance cost to interest expense in March 2006. Under the terms of the Bridge Loan, the Company is required to apply 100 percent of the net cash proceeds from asset dispositions and from the issuance of equity and/or debt, other than from the refinancing of debt, to repayment of the Bridge Loan. The Company expects that the Bridge Loan will be repaid in its entirety before the end of 2006 and intends to structure any permanent financing to help maintain its investment grade rating. The Bridge Loan is collateralized by the Company’s pledge of its interests in Panhandle Eastern Pipe Line and a pledge of the equity interests in the acquired Southern Union Gas Services entities.

Expected Refinancing. The Company’s $255.6 million Term Loan and $200 million 2.75% Senior Notes are due in March 2007. The Company expects to refinance these obligations.

Debt Maturities in 2006 and Other Debt Matters

The Company has a scheduled debt maturity of $125 million on August 16, 2006, due to the initial maturity of the 2.75% Senior Notes that were issued in connection with the sale of $125 million of 5.75% Equity Units by the Company on June 11, 2003. The Company is currently evaluating various options with respect to this obligation, and it does not anticipate any material impact on its liquidity or financial condition from this upcoming event.

Balances of $305 million and $420 million were outstanding under the Company’s credit facilities at average effective interest rates of 5.35 percent and 4.73 percent at March 31, 2006 and December 31, 2005, respectively. As of May 5, 2006, there was a balance of $263.0 million outstanding under the Company’s credit facilities at an average effective interest rate of 5.52 percent.

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

OTHER MATTERS

Contingencies

See PART I, ITEM 1. Financial Statements (Unaudited), Note 16 - Commitments and Contingencies, in this Quarterly Report on Form 10-Q.

Regulatory

See PART I, ITEM 1. Financial Statements (Unaudited), Note 15 - Regulation and Rates, in this Quarterly Report on Form 10-Q.

Insurance Coverage Changes

The Company’s property coverage is subject to renewal on July 1, 2006. As a result of recent acts of nature such as Hurricanes Katrina, Wilma and Rita and the negative impact on the insurance market, there is a high likelihood the Company will experience significant increases in the cost of its insurance coverage. In addition, the Company could experience significant changes in the terms, deductibles, limits and general availability of insurance coverage. As a result, the Company’s insurance coverage may not be adequate to protect the Company from all material expenses related to acts of nature or other acts causing damage to Company facilities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See PART II. ITEM 1A. Risk Factors of this Quarterly Report on Form 10-Q for changes in market risks faced by the Company resulting from its March 1, 2006 acquisition of Sid Richardson Energy Services.

The information contained in Item 3 updates, and should be read in conjunction with, information set forth in PART II, ITEM 7 and 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, in addition to the interim condensed consolidated financial statements, accompanying notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in PART I, ITEMS 1 and 2 of this Quarterly Report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Southern Union has established disclosure controls and procedures to ensure that information required to be disclosed by the Company, including consolidated entities, in reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company performed an evaluation under the supervision and with the participation of management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), and with the participation of personnel from its Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, Southern Union’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.

Changes in Internal Controls.

Management’s assessment of internal control over financial reporting as of December 31, 2005, was included in Southern Union’s Annual Report on Form 10-K filed on March 16, 2006.

Except for the resulting impact of the March 1, 2006 acquisition of Sid Richardson Energy Services, which is now doing business as Southern Union Gas Services, there have been no changes in internal control over financial reporting that occurred during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is currently evaluating the internal control over financial reporting associated with Southern Union Gas Services.

Cautionary Statement Regarding Forward-Looking Information

The disclosure and analysis in this Form 10-Q contains some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, Southern Union also provides forward-looking statements in other materials it releases to the public as well as oral forward-looking statements. Such statements give the Company’s current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Southern Union has tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated products, expenses, interest rates, the outcome of contingencies, such as legal proceedings, and financial results.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Southern Union is a party to or has property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in PART I, ITEM 1. Financial Statements (Unaudited), Note 16 - Commitments and Contingencies in this Quarterly Report on Form 10-Q and in PART II, ITEM 8. Financial Statements and Supplementary Data, Note 18 - Commitments and Contingencies in Southern Union’s Annual Report on Form 10-K for the year ended December 31, 2005.

Southern Union is subject to federal and state requirements for the protection of the environment, including those for the discharge of hazardous materials and remediation of contaminated sites. As a result, Southern Union is a party to or has its property subject to various other lawsuits or proceedings involving environmental protection matters. For information regarding these matters, see PART I, ITEM 1. Financial Statements (Unaudited), Note 16 - Commitments and Contingencies in this Quarterly Report on Form 10-Q and in PART II, ITEM 8. Financial Statements and Supplementary Data, Note 18 - Commitments and Contingencies in Southern Union’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 1A. RISK FACTORS.

Except for the risk factors described below associated with the Company’s Gathering and Processing segment resulting from the March 1, 2006 acquisition of Sid Richardson Energy Services, there have been no material changes to the risk factors previously disclosed in the Company’s Form 10-K. The following is a summary of risk factors associated with the Gathering and Processing segment, which should be read in conjunction with the related disclosure in PART I, ITEM 1A. Risk Factors, in Southern Union’s Annual Report on Form 10-K for the year ended December 31, 2005.

RISKS THAT RELATE TO THE COMPANY’S NATURAL GAS GATHERING AND PROCESSING BUSINESS

The Company’s natural gas gathering and processing business is unregulated.

Unlike the Company’s returns on its regulated transportation and distribution businesses, the natural gas gathering and processing operations conducted at Southern Union Gas Services are not regulated and may potentially have a higher level of risk than the Company’s regulated operations. The Company expects to continue to invest in natural gas gathering and processing projects, which will likely involve non-regulated businesses or assets. These projects could involve risks associated with operational factors, such as competition and dependence on certain gas suppliers, industry vendors and customers, and financial, economic and political factors, such as rapid and significant changes in prices of hydrocarbons and energy, the cost and availability of capital and counterparty risk (including the inability of a counterparty, customer or supplier to fulfill a contractual obligation).

The Company’s natural gas gathering and processing business is subject to competition.

The natural gas gathering and processing industry is expected to remain highly competitive. Most customers of Southern Union Gas Services have access to more than one gathering and/or processing alternative. The Company’s ability to compete depends on a number of factors including: the infrastructure and contracting strategy of competitors in the Company’s gathering region; the efficiency, quality and reliability of the Company’s system; and the Company’s ability to maintain a reliable low cost pipeline operating system.

In addition to Southern Union Gas Services’ current competitive position in the natural gas gathering and processing industry, its business is subject to pricing risks associated with changes in the supply of and the demand for natural gas and liquid byproducts. If natural gas prices in the supply basins connected to the Company’s gathering system are comparatively higher than prices in other natural gas producing regions, the volume of gas that Southern Union Gas Services chooses to process may be reduced to maximize returns to the company. Similarly, since the demand for natural gas is primarily a function of commodity prices (including prices for alternative energy sources), customer usage rates, weather, economic conditions and service costs, the volume processed by Southern Union Gas Services may be reduced based on these market conditions on a daily basis after analysis by the Company.

Although Southern Union Gas Services competes in an unregulated market, the business is subject to certain regulatory risks, most notably environmental regulations. Moreover, the Company cannot predict when additional legislation or regulation might affect the gathering and processing industry, nor the impact of these changes on the Company’s operations, financial position or cash flows. Although Southern Union Gas Services is currently positioned to compete effectively in the market, there are no assurances that this will be true in the future.

The success of the Company’s natural gas gathering and processing business depends, in part, on factors beyond the Company’s control.

Third parties produce all of the natural gas gathered and processed by Southern Union Gas Services. As a result, the volume of natural gas gathered and processed by Southern Union Gas Services depends on the ability of those third parties to produce natural gas and is therefore beyond the Company’s control. Furthermore, the following factors, most of which are also beyond the Company’s control, may unfavorably impact the Company’s ability to maintain or increase current processing volumes, to negotiate contracts or to market processing capacity:

•	future weather conditions, including those that favor alternative energy sources;
•	the market price of natural gas;
•	price competition;
•	drilling/work-over activity and supply availability;
•	the expiration of significant contracts;
•	service area competition.

The success of the Company’s natural gas gathering and processing business depends on natural gas producers’ ability to continue to discover and develop additional natural gas reserves in the Company’s gathering vicinity and the Company’s ability to access these additional reserves to offset the natural decline from existing wells connected to the Company’s gathering system.

The amount of revenue generated by Southern Union Gas Services depends substantially upon the volume of natural gas gathered and processed. As the reserves available from the supply basins connected to the Southern Union Gas Services system naturally decline, a decrease in development or production activity could cause a decrease in the volume of natural gas available for processing. Investments by third parties in the development of new natural gas reserves connected to the Company’s gathering system depend on many factors beyond the control of the Company.

The Company’s natural gas gathering and process business is dependent upon the purchases of hydrocarbons from producers and the sale or delivery of hydrocarbons to our customers.

Southern Union Gas Services receives hydrocarbons for purchase or transportation to market from over 200 producers and suppliers, none of which account for more than 15 percent of its total hydrocarbon throughput. The Company delivers for sale or transportation hydrocarbons to numerous downstream customers. In 2005, the Company made deliveries to over 70 sales customers.

Because the Company sells its hydrocarbon products on a daily price basis into three distinct market areas (West Coast, Mid-Continent and the Texas Intrastate Market), its customer mix changes seasonally. In the first quarter of 2006, the Company made sales to 72 customers.

The Company’s natural gas gathering and processing business accepts some credit risk in dealing with customers.

Southern Union Gas Services derives its revenues from customers engaged primarily in the natural gas and utilities industries and extends payment credit to these customers. Southern Union Gas Services’ accounts receivable primarily consist of mid to large-size domestic customers with credit ratings of investment grade or better. Moreover, Southern Union Gas Services maintains trading relationships with counterparties that include reputable U.S. broker-dealers and other financial institutions and evaluates the ability of each counterparty to perform under the terms of the derivatives agreement. Therefore, Southern Union Gas Services accepts some credit risk in dealing with customers but has minimized its exposure to this risk by continually monitoring and reviewing the credit exposure of each customer.

The Company’s natural gas gathering and processing business revenues are generated under contracts that must be renegotiated periodically.

The revenues of Southern Union Gas Services are generated under gathering and processing contracts that expire periodically and must be replaced approximately every three years, on average. Although the Company actively pursues renegotiation, extension and/or replacement of all of its contracts, it cannot assure that Southern Union Gas Services will be able to extend or replace these contracts when they expire or that the terms of any renegotiated contracts will be as favorable as the existing contracts. If Southern Union Gas Services is unable to renew, extend or replace these contracts, or if these contracts are renewed on less favorable terms, the Company may suffer a material reduction in revenues and earnings.

Southern Union Gas Services does not fully hedge against price changes in commodities. This could result in decreased revenues and increased costs, thereby resulting in lower margins and adversely affecting results of operations.

Southern Union Gas Services is exposed to market risk and the impact of market fluctuations of prices for natural gas and natural gas liquids. Market risk refers to the risk of loss in cash flows and future earnings arising from adverse changes in commodity energy prices.

To minimize the risk from market price fluctuations of natural gas and natural gas liquids, Southern Union Gas Services uses commodity derivative instruments such as futures contracts and swaps to manage market and duration risk of existing or anticipated purchases and sales of natural gas and natural gas liquids. However, these financial derivative instrument contracts do not entirely eliminate pricing risks. Specifically, the Company is subject to other risks including un-hedged commodity price changes, market supply shortages and customer defaults. The impact of these variables could result in the Company paying higher energy or fuel costs relative to corresponding sales contracts.

Southern Union Gas Services adheres to policies and procedures that limit the Company’s exposure to market risk from open positions and that monitor the Company’s overall market risk exposure.

The Company’s profit margin in the natural gas gathering and processing business is highly dependent on natural gas commodity prices.

Southern Union Gas Services’ fees are typically charged either (a) as a percentage of the volume of gas gathered and processed through the Company’s facilities, or (b) for a specified fee for a range of services provided. The purchase price for the gas gathered by the Company is based on a market clearing index (typically a daily price) and is matched with the price at which the gas is ultimately sold to its market customers on the same basis. Therefore, Southern Union Gas Services’ operating margin is highly dependent on natural gas commodity prices.

To hedge against the commodity price risk of a downturn in natural gas prices, the Company purchased put options in December 2005 on the future prices for natural gas in 2006 and 2007. The Company believes that natural gas is the appropriate commodity to hedge due to the contract and asset structure of Southern Union Gas Services.

Operational risks are involved in operating a natural gas gathering and processing business.

Numerous operational risks are associated with the operation of a natural gas gathering and processing business. These include adverse weather conditions, accidents, the breakdown or failure of equipment or processes, the performance of processing facilities below expected levels of capacity or efficiency, the collision of equipment with facilities and catastrophic events such as explosions, fires, earthquakes, floods, landslides, tornadoes, lightning or other similar events beyond the Company’s control. It is also possible that infrastructure facilities could be direct targets or indirect casualties of an act of terror. A casualty occurrence might result in injury or loss of life, extensive property damage or environmental damage. Insurance proceeds may not be adequate to cover all liabilities or expenses incurred or revenues lost.

The Company’s natural gas gathering and processing business is subject to environmental compliance regulations that could be difficult and costly.

The Company’s natural gas gathering and processing business is subject to multiple environmental laws and regulations affecting many aspects of present and future operations, including air emissions, water quality, wastewater discharges, solid wastes and hazardous material and substance management. These laws and regulations generally require the Company to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals. Failure to comply with these laws, regulations, permits and licenses may expose the Company to fines, penalties and/or interruptions in processing operations that could be material to the results of operations. If an accidental leak or spill of hazardous materials occurs from the Company’s facilities in the process of gathering or processing natural gas, the Company could be held liable for all resulting liabilities, including investigation and cleanup costs, which could materially affect the Company’s operations, financial results and cash flow.

In addition, emission controls required under the Federal Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at the Company’s facilities. The Company cannot provide assurance that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to the Company’s operations. Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on the Company’s business, financial condition and results of operations.

The inability to continue to access independently owned and publicly owned lands could adversely affect the Company’s ability to operate and/or expand its natural gas gathering and processing business.

Southern Union Gas Services’ ability to operate within its operating region will depend on its success in maintaining existing rights-of-way and obtaining new right-of-way grants. Securing additional rights-of-way is also critical to Southern Union Gas Services’ ability to pursue expansion projects. Southern Union Gas Services cannot assure that it will be able to acquire new rights-of-way or maintain access to existing rights-of-way upon the expiration of the current grants. The Company’s financial position could be adversely affected if the costs of new or extended right-of-way grants exceed the margin within a gathering region.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 2, 2006, Southern Union held its Annual Meeting of Stockholders. Each of the proposals submitted to shareholder vote received the required votes necessary for approval The following matters were voted on by Southern Union’s shareholders:

(I) A proposal to elect nine directors to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified.

Nominee	Total Votes For	Total Votes Withheld
David L Brodsky	101,068,242	1,171,259
Frank W. Denius	79,138,120	23,101,381
Kurt A. Gitter	100,577,057	1,662,445
Herbert H. Jacobi	101,068,507	1,170,994
Adam M. Lindemann	100,618,910	1,620,591
George L. Lindemann	98,927,554	3,311,947
Thomas N. McCarter, III	101,416,290	823,211
George Rountree, III	98,556,407	3,683,094
Allan D. Scherer	101,421,400	818,102

(II) A proposal to approve the sale of the Rhode Island operations of the Company’s New England Gas Company division to National Grid USA.

For	98,082,817
Against	3,475,863
Abstain	680,821
Non-votes	0

(III) A proposal to approve the transfer of the Massachusetts operations of the Company’s New England Gas
Company division to a subsidiary of the Company.

For	82,652,813
Against	1,347,005
Abstain	57,246
Non-votes	18,182,437

(IV) A proposal to approve the adoption of the Company’s Second Amended and Restated 2003 Stock and Incentive
Plan. (The Seconded Amended and Restated 2003 Stock and Incentive Plan will become effective upon the approval of the Massachusetts Department of Telecommunications and Energy.)

For	58,054,584
Against	25,879,030
Abstain	123,450
Non-votes	18,182,437

(V) A proposal to approve the adoption of the Company’s Amended and Restated Executive Incentive Bonus Plan.

For	82,074,172
Against	1,828,805
Abstain	154,087
Non-votes	18,182,437

(VI) A proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent external auditor for the year ending December 31, 2006.

For	101,454,110
Against	751,798
Abstain	33,593
Non-votes	0

ITEM 5. OTHER INFORMATION

All information required to be reported on Form 8-K for the quarter ended March 31, 2006 was appropriately reported.

ITEM 6. EXHIBITS

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

3(a)	Amended and Restated Certificate of Incorporation of Southern Union Company.

3(b)	By-Laws of Southern Union Company as amended through May 9, 2005.

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

4(v)
Southern Union is a party to certain other debt instruments, none of which authorizes the issuance of debt securities in an amount which exceeds 10% of the total assets of Southern Union. Southern Union hereby agrees to furnish a copy of any of these instruments to the Commission upon request.

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

10(m)
Amended and Restated Southern Union Company 2003 Stock and Incentive Plan. (Filed as Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)

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

14	Code of Ethics and Business Conduct. (Filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)

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

SOUTHERN UNION COMPANY
(Registrant)

Date May 10, 2006	By /s/ GEORGE E. ALDRICH
George E. Aldrich
Vice President and Controller