Form 10-Q
period 2006-09-30
SOUTHERN UNION CO
filed 2006-11-09
CIK 203248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
____________________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended

September 30, 2006

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
Large accelerated filer   ✓  Accelerated filer ___ Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   No ✓

The number of shares of the registrant's Common Stock outstanding on November 3, 2006 was 119,638,350.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
FORM 10-Q
September 30, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,
	2006	2005
	(In thousands of dollars, except shares and per share amounts)

Operating revenues (Note 18)	$ 564,418	$ 186,480

Operating expenses:
Cost of gas and other energy	338,730	37,636
Revenue-related taxes	3,191	3,414
Operating, maintenance and general	102,775	72,585
Depreciation and amortization	40,279	21,932
Taxes, other than on income and revenues	9,482	4,395
Total operating expenses	494,457	139,962
Operating income	69,961	46,518

Other income (expenses):
Interest	(56,929)	(31,558)
Earnings from unconsolidated investments	19,257	22,171
Other, net (Note 8)	(810)	(1,292)
Total other income (expenses), net	(38,482)	(10,679)

Earnings from continuing operations before income taxes	31,479	35,839

Federal and state income taxes (Note 15)	19,650	9,761

Net earnings from continuing operations	11,829	26,078

Discontinued operations (Note 19):
Losses from discontinued operations before income taxes	(27,438)	(8,019)
Federal and state income tax expense (benefit) (Note 15)	147,035	(1,532)
Net loss from discontinued operations	(174,473)	(6,487)

Net earnings (loss)	(162,644)	19,591

Preferred stock dividends	(4,341)	(4,342)

Net earnings (loss) available for common stockholders	$ (166,985)	$ 15,249

Net earnings available for common stockholders from
continuing operations per share:
Basic	$ 0.06	$ 0.20
Diluted	$ 0.06	$ 0.19

Net earnings (loss) available for common stockholders per share:
Basic	$ (1.44)	$ 0.14
Diluted	$ (1.42)	$ 0.13
Dividends declared on common stock per share	$ 0.10	$ -

Weighted average shares outstanding (Note 7):
Basic	115,801,063	111,032,451
Diluted	117,785,890	114,934,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Nine months ended September 30,
	2006	2005
	(In thousands of dollars, except shares and per share amounts)

Operating revenues (Note 18)	$ 1,663,939	$ 833,816

Operating expenses:
Cost of gas and other energy	975,629	314,066
Revenue-related taxes	23,564	24,696
Operating, maintenance and general	279,910	221,831
Depreciation and amortization	109,800	68,567
Taxes, other than on income and revenues	32,436	24,159
Total operating expenses	1,421,339	653,319
Operating income	242,600	180,497

Other income (expenses):
Interest	(162,128)	(95,041)
Earnings from unconsolidated investments	46,656	57,744
Other, net (Note 8)	37,833	(6,727)
Total other income (expenses), net	(77,639)	(44,024)

Earnings from continuing operations before income taxes	164,961	136,473

Federal and state income taxes (Note 15)	63,392	36,359

Net earnings from continuing operations	101,569	100,114

Discontinued operations (Note 19):
Earnings from discontinued operations before
income taxes	6,111	43,000
Federal and state income tax expense (benefit) (Note 15)	158,642	15,652
Net earnings (loss) from discontinued operations	(152,531)	27,348

Net earnings (loss)	(50,962)	127,462

Preferred stock dividends	(13,023)	(13,023)

Net earnings (loss) available for common stockholders	$ (63,985)	$ 114,439

Net earnings available for common stockholders from
continuing operations per share:
Basic	$ 0.78	$ 0.80
Diluted	$ 0.76	$ 0.77

Net earnings (loss) available for common stockholders per
share:
Basic	$ (0.57)	$ 1.05
Diluted	$ (0.55)	$ 1.02
Dividends declared on common stock per share	$ 0.30	$ -

Weighted average shares outstanding (Note 7):
Basic	113,150,454	108,721,451
Diluted	116,139,257	112,569,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS

	September 30,	December 31,
	2006	2005
	(In thousands of dollars)
Property, plant and equipment:
Plant in service	$ 4,953,755	$ 4,183,280
Construction work in progress	144,060	184,423
	5,097,815	4,367,703
Less accumulated depreciation and amortization	(583,823)	(881,763)
Net property, plant and equipment	4,513,992	3,485,940

Current assets:
Cash and cash equivalents	6,991	16,938
Accounts receivable, net of allowances of
$6,006 and $15,893, respectively	203,392	428,735
Accounts receivable – affiliates	12,434	8,827
Inventories (Note 6)	229,815	295,658
Gas imbalances - receivable	76,740	105,233
Prepayments and other assets	93,193	68,382
Total current assets	622,565	923,773

Goodwill	89,227	465,547

Deferred Charges:
Regulatory assets (Note 9)	59,206	112,963
Deferred charges	61,499	113,793
Total deferred charges	120,705	226,756

Unconsolidated investments (Note 10)	736,209	682,834

Other	38,411	51,969

Total assets	$ 6,121,109	$ 5,836,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

STOCKHOLDERS' EQUITY AND LIABILITIES

	September 30,	December 31,
	2006	2005
	(In thousands of dollars)
Stockholders’ equity:
Common stock, $1 par value; 200,000,000 shares authorized;
120,673,889 shares issued at September 30, 2006	$ 120,674	$ 112,530
Preferred stock, no par value; 6,000,000 shares authorized;
920,000 shares issued at September 30, 2006	230,000	230,000
Premium on capital stock	1,789,324	1,681,167
Less treasury stock: 1,059,072 and 1,053,879
shares, respectively, at cost	(27,708)	(27,566)
Less common stock held in trust: 827,321
and 826,348 shares, respectively	(10,846)	(12,910)
Deferred compensation plans	10,910	10,173
Accumulated other comprehensive loss	(20,620)	(56,272)
Retained earnings (deficit)	(162,644)	(83,053)
Total stockholders' equity	1,929,090	1,854,069

Long-term debt and capital lease obligation (Note 13)	1,631,997	2,049,141

Total capitalization	3,561,087	3,903,210

Current liabilities:
Long-term debt and capital lease obligation
due within one year (Note 13)	452,755	126,648
Notes payable (Note 13)	720,000	420,000
Accounts payable and accrued liabilities	213,220	206,504
Federal, state and local taxes payable	57,042	47,195
Accrued interest	24,845	40,688
Customer deposits	15,344	16,096
Deferred gas purchases	-	83,147
Gas imbalances - payable	107,179	124,297
Other	134,787	158,555
Total current liabilities	1,725,172	1,223,130

Deferred credits:
Regulatory liabilities (Note 9)	6,052	10,070
Deferred credits	258,877	303,919
Total deferred credits	264,929	313,989

Accumulated deferred income taxes	569,921	396,490

Commitments and contingencies (Note 17)

Total stockholders' equity and liabilities	$ 6,121,109	$ 5,836,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
	(In thousands of dollars)
Cash flows provided by operating activities:
Net earnings (loss)	$ (50,962)	$ 127,462
Adjustments to reconcile net earnings to net cash flows
provided by operating activities:
Depreciation and amortization	109,800	93,668
Amortization of debt premium	(1,934)	(1,853)
Deferred income taxes	183,024	48,561
Loss on disposition of operations	48,591	-
Provision for bad debts	12,632	22,105
Impairment of assets	6,500	-
Amortization of debt expense	12,401	3,882
Gain on derivative	(41,846)	-
Earnings from unconsolidated investments	(46,656)	(57,744)
Non-cash stock compensation	3,907	3,848
Other	(4,460)	(854)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	134,396	131,121
Accounts payable and accrued liabilities	(113,163)	(72,787)
Customer deposits	4,072	2,263
Deferred gas purchases	(66,220)	39,158
Inventories	(35,694)	(60,111)
Deferred charges and credits	1,578	(18,452)
Prepayments and other assets	80,539	4,950
Taxes and other liabilities	33,946	(13,347)
Net cash provided by operating activities of discontinued operations	58,278	-
Net cash flows provided by operating activities	328,729	251,870
Cash flows (used in) provided by investing activities:
Additions to property, plant and equipment	(199,141)	(211,925)
Acquisitions of operations, net of cash received	(1,537,627)	-
Dispositions of operations, net	1,076,738	-
Net cash used in investing activities of discontinued operations	(30,135)	-
Other	1,870	(325)
Net cash flows used in investing activities	(688,295)	(212,250)
Cash flows provided by (used in) financing activities:
Increase (decrease) in bank overdraft	(24,623)	5,975
Issuance costs of debt	(9,195)	(922)
Issuance of common stock	125,000	331,772
Issuance of equity units	-	100,000
Issuance cost of equity units	-	(2,622)
Issuance of long-term debt	-	255,626
Dividends paid on common stock	(22,371)	-
Dividends paid on preferred stock	(8,682)	(13,023)
Repayment of debt and capital lease obligation	(1,075,000)	(335,561)
Issuance of bridge loan	1,600,000	-
Net payments under revolving credit facilities	(225,000)	(426,000)
Proceeds from exercise of stock options	8,487	9,218
Tax benefit on stock option exercises	1,773	-
Payment of debt related to asset dispositions	(20,770)	-
Other	-	6,500
Net cash flows provided by (used in) financing activities	349,619	(69,037)
Change in cash and cash equivalents	(9,947)	(29,417)
Cash and cash equivalents at beginning of period	16,938	30,053
Cash and cash equivalents at end of period	$ 6,991	$ 636

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)

[
	Common	Preferred	Premium		Common	Deferred	Accum		Total
	Stock,	Stock,	on	Treasury	Stock	Compen-	Other	Retained	Stock-
	$1 Par	No Par	Capital	Stock,	Held	sation	Comp	Earnings	holders'
	Value	Value	Stock	at cost	In Trust	Plans	Loss	(Deficit)	Equity
	(In thousands of dollars)

Balance December 31, 2005	$ 112,530	$ 230,000	$ 1,681,167	$ (27,566)	$ (12,910)	$ 10,173	$ (56,272)	$ (83,053)	$ 1,854,069

Comprehensive income (loss):
Net earnings	-	-	-	-	-	-	-	(50,962)	(50,962)
Unrealized loss on hedging
activities, net of tax	-	-	-	-	-	-	(107)	-	(107)
Change in fair value of hedging
derivatives, net of tax	-	-	-	-	-	-	9,428	-	9,428
Reversal of minimum pension
liability related to disposition	-	-	-	-	-	-	26,331	-	26,331
Comprehensive loss									(15,310)
Preferred stock dividends	-	-	(4,341)	-	-	-	-	(8,682)	(13,023)
Cash dividends declared	-	-	(14,382)	-	-	-	-	(19,947)	(34,329)
Share-based compensation	-	-	1,106	(142)	2,801	-	-	-	3,765
Implementation of FAS 123R	-	-	-	-	-	-	-	-	-
Restricted stock issuances	146	-	(146)	-	-	-	-	-	-
Exercise of stock options	585	-	9,675	-	-	-	-	-	10,260
Contributions to Trust	-	-	-	-	(2,098)	2,098	-	-	-
Disbursements from Trust	-	-	-	-	1,361	(1,361)	-	-	-
Equity Units Conversion	7,413	-	116,245	-	-	-	-	-	123,658
Balance September 30, 2006	$ 120,674	$ 230,000	$ 1,789,324	$ (27,708)	$ (10,846)	$ 10,910	$ (20,620)	$ (162,644)	$ 1,929,090

The Company’s common stock is $1 par value. Therefore, the change in Common Stock, $1 Par Value, is equivalent to the change in the number of shares of common stock outstanding.

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

1. Description of Business

Southern Union owns and operates assets in the regulated and unregulated natural gas industry and is primarily engaged in the gathering, processing, transportation, storage and distribution of natural gas in the United States. The Company operates in three reportable segments: Transportation and Storage, Gathering and Processing, and Distribution. The Transportation and Storage segment is primarily engaged in the interstate transportation and storage of natural gas in the Midwest and Southwest and from the Gulf Coast to Florida, and also provides liquified natural gas (LNG) terminalling and regasification services. The Gathering and Processing segment is primarily engaged in the gathering, transmission, treating, processing and redelivery of natural gas and natural gas liquids in Texas and New Mexico. The Distribution segment is primarily engaged in the local distribution of natural gas in Missouri and Massachusetts. The Company’s discontinued operations relate to its PG Energy natural gas distribution division and the Rhode Island operations of its New England Gas Company natural gas distribution division.

On August 24, 2006, the Company completed the divestiture of the assets of its PG Energy natural gas distribution division to UGI Corporation for approximately $580.0 million in cash, subject to certain working capital adjustments. Additionally, on August 24, 2006, the Company completed the divestiture of the Rhode Island assets of its New England Gas Company natural gas distribution division to National Grid USA for $575.0 million in cash, less the assumption of approximately $77.0 million of debt and subject to certain working capital adjustments. The Company used the proceeds of the sales to retire approximately $1.1 billion of the $1.6 billion short-term bridge facility used to finance the Company’s March 1, 2006 acquisition of the former Sid Richardson Energy Services business, now known as Southern Union Gas Services. On October 23, 2006, the Company retired the remaining approximately $525 million outstanding under the bridge loan facility with proceeds from the Company’s sale of $600.0 million of fixed/floating rate 7.20% 2006 Series A Junior Subordinated Notes due November 1, 2066. See Note 20 - Subsequent Events.

On September 15, 2006, the Company announced a series of transactions and definitive agreements involving the Company and certain of its wholly owned subsidiaries designed to result in the Company indirectly owning a 50 percent interest in Florida Gas Transmission Company, LLC (Florida Gas) and eliminating its ownership interest in Transwestern Pipeline Company, LLC (Transwestern). To effect these transactions, on September 14, 2006, Energy Transfer Partners, L.P. (Energy Transfer) entered into a definitive purchase agreement to acquire the 50 percent Class B membership interest in CCE Holdings, LLC (CCE Holdings) from GE Energy Financial Services (GE) and other investors (CCE Acquisition Agreement). In addition, on September 14, 2006, Energy Transfer and CCE Holdings entered into a definitive redemption agreement, pursuant to which Energy Transfer’s 50 percent ownership interest in CCE Holdings would be redeemed in exchange for 100 percent of the equity interests in Transwestern (Redemption Agreement). Pursuant to the Redemption Agreement, CCE Holdings is obligated to retire approximately $455.0 million of indebtedness of Transwestern Holding Company, LLC (Transwestern Holding). The transactions contemplated by the CCE Acquisition Agreement closed on November 1, 2006, and the transactions contemplated by the Redemption Agreement are expected to close in the fourth quarter of 2006 pending satisfaction of customary closing conditions.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

FASB Statement No. 157, “Fair Value Measurements” (FASB Statement No. 157 or the Statement): Issued by the FASB in September 2006, this Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this Statement simplifies and codifies related guidance within generally accepted accounting principles. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (FASB Statement No. 158 or the Statement): Issued by the FASB in September 2006, this Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The recognition and disclosure provision of the Statement are effective for fiscal years ending after December 15, 2006, and the measurement provisions of the Statement are effective for fiscal years ending after December 15, 2008. Based on the December 31, 2005 actuarial valuation, the Company does not believe the adoption of this Statement will have a material impact on its consolidated financial statements.

SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108):In September 2006, the SEC provided guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes a dual approach that requires quantification of financial statement errors based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No. 108 is effective for fiscal years beginning after November 15, 2006. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

3. Acquisition of Sid Richardson Energy Services

Overview

On March 1, 2006, Southern Union acquired 100 percent of the partnership interests in Sid Richardson Energy Services, Ltd. and related entities (collectively, Sid Richardson Energy Services) for approximately $1.6 billion in cash. The acquisition was undertaken by the Company to increase its investment in higher growth businesses. The acquisition was funded under a short-term bridge loan facility in the amount of $1.6 billion. See Note 13 - Debt Obligations - Notes Payable and Note 20 - Subsequent Events for additional information related to the bridge loan facility.

The principal assets of the acquired Sid Richardson Energy Services business, now known as Southern Union Gas Services, are located in the Permian Basin of Texas and New Mexico and include approximately 4,800 miles of natural gas and natural gas liquids gathering pipelines, four cryogenic plants and six natural gas treating plants. Southern Union Gas Services is engaged in the gathering, transmission, treating, processing and redelivery of natural

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

gas and natural gas liquids in Texas and New Mexico. Southern Union Gas Services’ activities primarily include connecting wells of natural gas producers to its gathering system, treating natural gas to remove impurities to meet pipeline quality specifications, processing natural gas for the removal of natural gas liquids, transporting natural gas and redelivering natural gas and natural gas liquids to a variety of markets. Southern Union Gas Services’ primary sales customers include producers, power generating companies, utilities, energy marketers, and industrial users located primarily in the southwestern United States. Southern Union Gas Services receives hydrocarbons for purchase or transportation to market from over 200 producers and suppliers, none of which account for more than 15 percent of its total hydrocarbon throughput. Southern Union Gas Services’ major natural gas pipeline interconnects are with ATMOS Pipeline, El Paso Natural Gas Company, Energy Transfer Fuel, LP, Enterprise Pipeline and Transwestern Pipeline Company, LLC (Transwestern), an affiliate of the Company (see Note 10 - Unconsolidated Investments). Its major natural gas liquids pipeline interconnects are with Chapparal, Louis Dreyfus and Chevron.

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

At March 1, 2006
(In thousands)

Property, plant and equipment (1)	$1,556,212
Current assets (2)	156,053
Unconsolidated Investment (3)	6,875
Other non-current assets (4)	4,872
Total assets acquired	1,724,012
Current liabilities	140,678
Deferred taxes	(3,008)
Other non-current liabilities	634
Total liabilities assumed	138,304
Net assets acquired (5)	$1,585,708

(1)	The Company expects to finalize the purchase price allocation before the 2006 year-end. Property, plant and equipment includes an allocation of $15.5 million to other intangibles for leases and software with weighted-average lives of 4 years and 1 year, respectively.
(2)	Includes cash and cash equivalents of approximately $53.2 million.
(3)	Represents a 50 percent ownership interest in Grey Ranch Plant LP.
(4)	Includes intangibles for contracts totaling $2.6 million with weighted average lives of 3 years.
(5)	Reflects final working capital adjustments of $11.0 million from the $1.6 billion purchase price.

The following unaudited pro forma financial information for the periods presented is reported as though the acquisition of Sid Richardson Energy Services and the related permanent financing including utilization of the proceeds from the sales of the Company’s Pennsylvania and Rhode Island distribution operations occurred at the beginning of the earliest period presented. The pro forma financial information is not necessarily indicative of the results that would

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

have been obtained if the acquisition of Sid Richardson Energy Services and the related financing had been completed as of the assumed date for the period presented or of the results that may be obtained in the future.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)

Operating revenue	$564,418	$584,405	$1,894,488	$ 1,783,487
Net earnings available for common shareholders
from continuing operations	14,827	14,540	105,146	85,443

Net earnings available for common shareholders from
continuing operations per share:
Basic	$0.13	$0.13	$0.93	$0.79
Diluted	$0.13	$0.13	$0.91	$0.76

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

of the fair market value of the common stock on the date of grant; and (iii) no award may be granted more than ten years after the date of the Amended 2003 Plan.

On May 2, 2006 the stockholders of the Company adopted the Second Amended and Restated 2003 Plan (Second Amended 2003 Plan) which included the following changes to the Amended 2003 Plan:
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

Contingent upon the Second Amended 2003 Plan becoming effective, the Compensation Committee of the Board of Directors approved a grant of 5,000 shares of restricted common stock to each of the non-employee directors. The restricted stock awards contain certain restrictions that expire on January 2, 2007. The Second Amended 2003 Plan was approved by the Massachusetts Department of Telecommunications and Energy (MDTE) on October 13, 2006 and became effective upon the filing of a Form S-8 with the SEC on November 8, 2006.

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

The Company previously disclosed the fair value of stock options granted and the assumptions used in determining fair value pursuant to Statement No. 123, Accounting for Stock-Based Compensation. The Company historically used a Black-Scholes valuation model to determine the fair value of stock options granted. Stock options (either incentive stock options or non-qualified options) and stock appreciation rights generally vest over a four- or five-year period from the date of grant and expire ten years after the date of grant. As of December 31, 2005, outstanding stock options totaled 2,549,833 of which 1,503,860 were vested. The remaining 1,045,973 stock options at December 31, 2005 vest over 2006 and future periods and are used to determine compensation expense pursuant to the transition provisions of Statement No. 123R. The Company attributes the requisite service period to the vesting period. The adoption of Statement No. 123R reduced Operating Income, Earnings from continuing operations before income taxes, and Net earnings by $227,000, $227,000 and $107,000, respectively, or nil per basic share and nil per diluted share, during the three months ended September 30, 2006. For the nine-month period ended September 30, 2006, Operating Income, Earnings from continuing operations before income taxes, and Net earnings were reduced by $2.0 million, $2.0 million and $1.6 million respectively, or $.01 per basic share and $.01 per diluted share.

Pursuant to the Modified Prospective Application method of transition, the Company has not adjusted results of operations for prior periods. The following table reflects pro forma net earnings as was disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and net earnings per share adjusted for

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

subsequent stock dividends that the Company would have reported if it had elected to adopt the fair value approach of Statement No. 123 prior to January 1, 2006:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(In thousands of dollars, except per share amounts)	(In thousands of dollars, except per share amounts)

Net earnings, as reported	$ 19,591	$ 127,462
Add stock-based compensation expense included in
reported net earnings, net of related taxes	2,394	2,394
Deduct stock-based employee compensation
expense determined under fair value based method
for all awards, net of related taxes	2,736	3,448
Pro forma net earnings	$19,249	$126,408

Net earnings available for common stockholders per share:
Basic- as reported	$0.14	$1.05
Basic- pro forma	$0.13	$1.05

Diluted- as reported	$0.13	$1.02
Diluted- pro forma	$0.13	$1.01

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model. The Company’s expected volatilities are based on historical volatility of the Company’s stock and other factors. To the extent that volatility of the Company’s stock price increases in the future, the estimates of the fair value of options granted in the future could increase, thereby increasing share-based compensation expense in future periods. The Company’s estimate of the forfeiture rate was based primarily upon historical experience of employee turnover. To the extent that the Company revises this estimate in the future, the share-based compensation could be materially impacted in the quarter of revision, as well as in the following quarters. Additionally, the expected dividend yield is considered for each grant on the date of grant. The Company’s expected term of options granted was derived from the average midpoint between vesting and the contractual term. In the future, as information regarding post-vesting termination becomes more accessible, the Company may change the method of deriving the expected term. This change could impact the fair value of options granted in the future. The Company expects to refine the method of deriving the expected term no later than January 1, 2008. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The following table represents the Black-Scholes estimated ranges under the Company plans for the periods presented:

September 30, 2006
Expected volatility	27.50% to 37.61%
Weighted average volatility	32.26%
Expected dividend yield	1.67%
Risk-free interest rate	3.75% to 5.00%
Expected life in years	5.00 to 7.00 years

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of the status of the Company’s outstanding stock options as of September 30, 2006 and changes during the nine months ended September 30, 2006, is presented below:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options	Shares	Price	Life	Value

Outstanding options at January 1, 2006	2,549,833	$16.93
Granted	-	-
Exercised	(598,061)	$14.41
Forfeited	(153,495)	$16.64
Outstanding options at September 30, 2006	1,798,277	$17.79	5.88	$15,493,056
Exercisable options at September 30, 2006	1,203,003	$16.27	4.64	$12,202,272

As of September 30, 2006, there was $4.3 million of total unrecognized compensation cost related to non-expired share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average contractual period of 1.6 years. The total fair value of options vested as of September 30, 2006 was $7.8 million. Compensation expense recognized related to stock options totaled $227,000 ($107,000, net of tax) and $2.0 million ($1.6 million, net of tax) for the three- and nine-month periods ended September 30, 2006.

The intrinsic value of options exercised during the three- and nine- months ended September 30, 2006 was approximately $2.1 million and $6.6 million, respectively, and the Company realized an additional tax benefit of approximately $1.8 million for the excess amount of deductions related to stock options over the historical book compensation expense multiplied by the statutory tax rate in effect, which has been reported as an increase in financing cash flows in the Company’s 2006 Condensed Consolidated Statement of Cash Flows.

Restricted Stock. The Company’s Second Amended 2003 Plan also provides for grants of restricted stock. The restrictions associated with a grant of restricted stock under the Second Amended 2003 Plan generally expire equally over a period of four years. Restrictions on certain grants made to non-employee directors and senior executives of the Company expire over a shorter time period, in certain cases less than one year, and may be subject to accelerated expiration over a shorter term if certain criteria are met. Certain grants made to the non-employee directors and a senior executive of the Company provide for restriction expiration over a period less than one year from the date of grant. Restrictions on restricted stock expire at the end of the applicable period, which is also the requisite service period. The fair value of restricted stock is the excess of the average market price of common stock on the date of grant over the exercise price, which is zero.

A summary of the status of nonvested restricted stock awards as of September 30, 2006 and changes during the nine months ended September 30, 2006, is presented below:

	Number of	Weighted-Average
	Restricted Shares	Grant-Date
Nonvested Restricted Shares	Outstanding	Fair-Value

Nonvested restricted shares at January 1, 2006	209,903	$24.15
Granted	97,036	$25.77
Vested	(146,335)	$-
Forfeited	(10,488)	$24.06
Nonvested restricted shares at September 30, 2006	150,116	$25.19

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of September 30, 2006, there was $3.3 million of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under the restricted stock plans. That cost is expected to be recognized over a weighted-average contractual period of 1.0 year. The total fair value of restricted shares that vested during the nine-month period ended September 30, 2006 was $3.6 million. Compensation expense recognized related to restricted stock totaled $361,000 ($214,000, net of tax) and $1.9 million ($1.2 million, net of tax) during the three- and nine-month periods ended September 30, 2006.

The intrinsic value of restricted stock vested during the three- and nine-month periods ended September 30, 2006 was approximately $574,000 and $3.6 million, respectively.

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

The table below provides an overview of Comprehensive income(loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Other Comprehensive Income (Loss)	2006	2005	2006	2005
	(In thousands)
Net Earnings (loss)	$(162,644)	$19,591	$(50,962)	$127,462
Unrealized gain (loss) on interest rate hedges, net of tax of $0,
$(21), $0 and $(841) respectively	-	(34)	-	(1,333)
Reclassification of unrealized gain (loss) on interest rate hedges
into earnings, net of tax of $(33), $0, $(103) and $1,642, respectively	(34)	-	(107)	2,443
Reversal of minimum pension liability related to disposition, net
of tax of $16,004, $0, $16,004 and $0, respectively	26,331	-	26,331	-
Change in fair value of commodity hedges, net of tax of $5,583,
$0, $7,175 and $0, respectively	9,203	-	11,880	-
Reclassification of unrealized gain (loss) on commodity hedges
into earnings, net of tax of $1,201, $0, $1,456 and $0	(2,024)	-	(2,452)	-
Total other comprehensive income (loss)	33,476	(34)	35,652	1,110
Total comprehensive income (loss)	$(129,168)	$19,557	$(15,310)	$128,572

The table below provides an overview of the components in Accumulated other comprehensive loss as of the periods indicated:

	September 30,	December 31,
	2006	2005
	(In thousands)
Interest rate hedges, net	$(3,335)	$(3,227)
Commodity hedges, net	9,428	-
Minimum pension liability, net	(26,713)	(53,045)
Accumulated other comprehensive loss, net of tax	$(20,620)	$(56,272)

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. Inventories

In the Transportation and Storage segment, inventories consist of gas held for operations and materials and supplies, both of which are carried at the lower of weighted average cost or market, while gas received from or owed back to customers is valued at market. The gas held for operations that the Company does not expect to consume in its operations in the next 12 months is reflected in other non-current assets. Gas held for operations at September 30, 2006 was $98.9 million, or 16,031,000 million British thermal units (MMBtu), of which $16.4 million was classified as non-current. Gas held for operations at December 31, 2005 was $102.5 million, or 14,145,000 MMBtu, of which $25.1 million was classified as non-current.

In the Gathering and Processing segment, inventories consist of natural gas liquids and are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Southern Union Gas Services’ natural gas liquids inventories were $1.9 million at September 30, 2006, or 2,272,000 gallons, all of which was classified as current.

In the Distribution segment, inventories consist of natural gas in underground storage and materials and supplies, both of which are carried at weighted average cost. Natural gas in underground storage at September 30, 2006 and December 31, 2005 was $120.9 million and $187.6 million, respectively, and consisted of 17,159,000 MMBtu and 25,324,000 MMBtu, respectively.

7. Earnings (Loss) per Share

Basic earnings (loss) per share is computed based on the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per share is computed based on the weighted-average number of common shares outstanding during each period, increased by common stock equivalents from stock options, warrants, restricted stock and convertible equity units. A reconciliation of the shares used in the basic and diluted earnings (loss) per share calculations is shown in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Weighted average shares outstanding - Basic	115,801,063	111,032,451	113,150,454	108,721,451
Add assumed vesting of restricted stock	40,034	85,659	121,701	29,776
Add assumed conversion of equity units	1,383,115	2,305,859	2,021,385	2,139,587
Add assumed exercise of stock options	561,678	1,510,070	845,717	1,678,794
Weighted average shares outstanding - Dilutive	117,785,890	114,934,039	116,139,257	112,569,608

There were nil and nil anti-dilutive options outstanding for the three- and nine- months ended September 30, 2006, respectively, and 11,538 and 5,801 outstanding for the three- and nine- months ended September 30, 2005, respectively.

8. Other Income (Expense), Net

Other, net for the nine-month period ended September 30, 2006, totaling $37.8 million, primarily includes $37.2 million of pre-acquisition mark-to-market gains on put options associated with the acquisition of Sid Richardson Energy Services. See Note 12 - Derivative Instruments and Hedging Activities - Natural Gas Put Options, for more information related to the gain on put options mentioned above.

Other, net for the nine-month period ended September 30, 2005, totaling $(6.7) million, primarily includes charges of $4.5 million to: (i) record an impairment in the Company’s investment in Advent, a technology company, and (ii) record a liability for the guarantee by a subsidiary of the Company of a line of credit between Advent and a bank.

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

The following table provides a summary of regulatory assets at the dates indicated:

	September 30,	December 31,
Regulatory Assets	2006	2005
	(In thousands)

Pension and Postretirement Benefits	$29,947	$32,627
Deferred Income Tax	-	28,076
Environmental	13,242	23,656
Missouri Safety Program	9,552	11,956
Other	6,465	16,648
	$59,206	$112,963

The Company’s regulatory assets at September 30, 2006 relating to Distribution segment operations that are being recovered through current rates totaled $31.4 million. The remaining recovery period associated with these assets ranged from 15 months to 96 months. As of December 31, 2005, the Company’s regulatory assets relating to the Distribution segment operations and discontinued operations included $59.1 million that is being recovered through current rates. The remaining recovery period as of December 31, 2005 associated with these assets ranged from one month to 187 months.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides a summary of regulatory liabilities at the dates indicated:

	September 30,	December 31,
Regulatory Liabilities	2006	2005
	(In thousands)

Environmental	$6,052	$8,817
Other	-	1,253
	$6,052	$10,070

10. Unconsolidated Investments

A summary of the Company’s unconsolidated investments at the dates indicated is as follows:

	September 30,	December 31,
Unconsolidated Investments	2006	2005
	(In thousands)
Equity investments:
CCE Holdings	$ 715,638	$ 668,985
Other	19,796	13,074
Investments at cost	775	775

	$736,209	$682,834

Equity Investments. Unconsolidated investments include the Company’s 50 percent, 50 percent, 29 percent and 49.9 percent investments in CCE Holdings, Grey Ranch Plant, LP, Lee 8 and PEI Power II, respectively, which are accounted for using the equity method. The Company’s share of net income or loss from these equity investments is recorded in Earnings from unconsolidated investments in the Condensed Consolidated Statement of Operations. The Company’s equity investment balances include purchase price differences of $19.4 million and $18.4 million as of September 30, 2006 and December 31, 2005, respectively. The purchase price differences represent the excess of the purchase price over the Company’s share of the investee’s book value at the time of acquisition and, accordingly, have been designated as goodwill that will be accounted for pursuant to Accounting Principles Board (APB) Opinion 18, The Equity Method of Accounting for Investments in Common Stock, and FASB Statement No. 142, Goodwill and Other Intangible Assets.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents summarized financial information for the periods presented applicable to the entities in which the Company has an equity investment:

	For the Three Months Ended September 30,
	2006		2005
	CCE	Other Equity	CCE	Other Equity
	Holdings	Investments	Holdings	Investments
	(In thousands)
Income Statement Data:
Revenues	$ -	$ 2,484	$ -	$ 3,161
Operating income (loss)	(1,474)	561	(1,401)	703
Equity earnings	21,660	-	21,121	-
Income from discontinued operations	25,195	-	29,967	-
Net income	38,737	522	43,710	660

	For the Nine Months Ended September 30,
	2006		2005
	CCE	Other Equity	CCE	Other Equity
	Holdings	Investments	Holdings	Investments
	(In thousands)
Income Statement Data:
Revenues	$-	$5,330	$-	$5,470
Operating income (loss)	(4,603)	880	(5,641)	1,098
Equity earnings	57,292	-	57,158	-
Income from discontinued operations	61,111	-	81,630	-
Net income	94,044	772	115,485	964

On September 15, 2006, the Company announced a series of transactions and definitive agreements involving the Company and certain of its wholly owned subsidiaries designed to result in the Company indirectly owning a 50 percent interest in Florida Gas and eliminating its ownership interest in Transwestern. To effect these transactions, on September 14, 2006, Energy Transfer entered into the CCE Acquisition Agreement to acquire the 50 percent Class B membership interest in CCE Holdings from GE and other investors. In addition, on September 14, 2006, Energy Transfer and CCE Holdings entered into the Redemption Agreement, pursuant to which Energy Transfer’s 50 percent ownership interest in CCE Holdings would be redeemed in exchange for 100 percent of the equity interests in Transwestern. Accordingly, CCE Holdings reports the results of Transwestern as discontinued operations and has reclassified all prior periods to reflect this presentation. Pursuant to the Redemption Agreement, CCE Holdings is obligated to retire approximately $455.0 million of indebtedness of Transwestern Holding. This debt, which is callable upon the change in ownership structure, is expected to be refinanced if Transwestern Holding is unable to obtain lender consents to the change in control.  The transactions contemplated by the CCE Acquisition Agreement closed on November 1, 2006, and the transactions contemplated by the Redemption Agreement are expected to close in the fourth quarter of 2006 pending satisfaction of customary closing conditions.  In November 2006, subsidiaries of Southern Union entered into agreements with a subsidiary of Energy Transfer relating to the proposed Trunkline Field Zone Expansion Project. See Note 16 - Regulation and Rates.

Contingent Matters Potentially Impacting the Company’s Investment in CCE Holdings. The following update information should be read in conjunction with the related information included in Note 9 - Unconsolidated Investments in the Company’s Form 8-K dated July 17, 2006 filed with the SEC.

Florida Gas Pipeline Relocation Costs. The Florida Department of Transportation, Florida’s Turnpike Enterprise (FDOT/FTE) has various turnpike widening projects in the planning stages that may, over the next ten years, impact one

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

or more of Florida Gas’ mainline pipelines co-located in FDOT/FTE rights-of-way. Florida Gas is currently considering its options relating to the first phase of the turnpike project, which include replacement of approximately 11.3 miles of its existing 18- and 24-inch pipelines located in FDOT/FTE right-of-way in Florida. Estimated cost of such replacement would be $110.0 million.  Florida Gas is also in discussions with the FDOT/FTE related to additional projects that may affect Florida Gas’s 18- and 24-inch pipelines within FDOT/FTE right-of-way.   The total miles of pipe that may ultimately be affected by all of the FDOT/FTE widening projects, and any associated relocation and/or right-of-way costs, cannot be determined at this time.

Under certain conditions, existing agreements between Florida Gas and the FDOT/FTE require the FDOT/FTE to provide any new right-of-way needed for relocation of the pipelines and for Florida Gas to pay for rearrangement or relocation costs. Under certain other conditions, Florida Gas may be entitled to reimbursement for the costs associated with relocation, including construction and right-of-way costs. On April 8, 2005, Florida Gas filed a complaint in the Ninth Judicial Circuit, Orange County, Florida seeking a declaratory judgment order finding, among other things, that Florida Gas has a compensable property interest in certain easements and agreements with the FDOT/FTE, and that Florida Gas is entitled to recover: (i) compensation for any of Florida Gas’ right-of-way to be taken, (ii) costs incurred and to be incurred by Florida Gas for relocation of its pipeline in connection with FDOT/FTE’s changes to State Road 91; and (iii) $5.5 million in expenditures related to a prior relocation project (for which an invoice was presented to FDOT/FTE that FDOT/FTE refused to pay). Florida Gas also sought an order declaring that FDOT/FTE has a duty to avoid conflict at Florida Gas facilities when reasonably possible and to provide sufficient rights-of-way to allow Florida Gas to fully operate, relocate and maintain its facilities in a manner contemplated by the agreements or pay compensation for the loss of Florida Gas’ property rights.  On August 15, 2006, Florida Gas also filed a motion for temporary injunction seeking to halt construction pending the trial date, which motion was denied by the court on October 11, 2006.  On November 2, 2006, Florida Gas filed to dismiss the action without prejudice.  Florida Gas is currently exploring its options with respect to FDOT/FTE's plans for relocation.  Should Florida Gas be denied reimbursement by the FDOT/FTE for any possible relocation expenses, such costs are expected to be covered by operating cash flows and additional borrowings.  Florida Gas expects to seek rate recovery at FERC for all reasonable and prudent costs incurred in relocating its pipelines to accommodate the FDOT/FTE to the extent not reimbursed by the FDOT/FTE.  There can be no assurance that Florida Gas will be successful in obtaining complete reimbursement for any such relocation costs from the FDOT/FTE or from its customers or that the timing of reimbursement will fully compensate Florida Gas for its costs.

Transwestern Rate Case. The level of Transwestern’s transportation rates and fuel retention percentages will be affected by Transwestern’s pending rate case, which was filed on September 29, 2006 as required under the settlement of Transwestern’s 1993 rate case.   The 2006 rate case reflects a requested increase in annual cost of service from $170.0 million to $210.0 million.   FERC has suspended the implementation of the rates and fuel percentages until April 2007. Based on filed fuel retention factors, which included some individual rate decreases and some individual rate increases, the average fuel retention rates and related operational gas sales volumes are expected to decrease.  The ultimate outcome of the rate case will be determined through litigation or settlement of the rate case, and is impossible to determine at this time.

Phoenix Expansion Project. The Phoenix Expansion project, as filed with FERC on September 15, 2006, includes the construction and operation of approximately 260 miles of 36-inch or larger diameter pipeline extending from Transwestern’s existing mainline in Yavapai County, Arizona to delivery points in the Phoenix, Arizona area and certain looping on Transwestern’s existing San Juan Lateral with approximately 25 miles of 36-inch diameter pipeline.   Total project costs are estimated to be approximately $710.0 million with a projected in-service date of mid-2008, subject to FERC approval.  Project expenditures incurred by Transwestern through September 30, 2006 were approximately $18.4 million and will be reimbursed by Energy Transfer for the Company's share of such project expenditures.  Upon the closing of the transfer of CCE Holdings’ interest in Transwestern to Energy Transfer pursuant to the Redemption Agreement, the Company will no longer have an interest in the project.

11. Stockholders’ Equity

Common Stock. On August 16, 2006, the Company received $125.0 million from the issuance of 7,413,074 shares of common stock in conjunction with the remarketing of its 2.75% Senior Notes and the consummation of the forward stock purchase contracts that were reissued with the 2.75% Senior Notes as part of the June 2003 5.75% Equity Units issuance. See Note 13 - Debt Obligations - Remarketing.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On September 15, 2006, the Company announced that its Board of Directors authorized the payment of the Company’s third regular quarterly cash dividend of $0.10 per share on the Company’s common stock. Dividend payments totaling $12.0 million were paid on October 6, 2006, to holders of record as of the close of business on September 29, 2006. For the nine-month period ended September 30, 2006, the Company reduced Retained earnings (deficit) and Premium on capital stock in the Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income by $19.9 million (to the extent that earnings were available) and $14.4 million, respectively.

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

 In March and April 2003, the Company entered into a series of treasury rate locks with an aggregate notional amount of $250.0 million to manage its exposure against changes in future interest payments attributable to changes in the benchmark interest rate prior to the anticipated issuance of fixed-rate debt. These treasury rate locks expired on June 30, 2003, resulting in a $6.9 million after-tax loss that was recorded in Accumulated other comprehensive loss and is being amortized into interest expense over the lives of the associated debt instruments. As of September 30, 2006, approximately $967,000 of the net after-tax losses in Accumulated other comprehensive loss will be amortized into interest expense during the next twelve months.

In March 2004, Panhandle entered into interest rate swaps to hedge the risk associated with the fair value of its $200.0 million principal amount of 2.75% Senior Notes. These swaps are designated as fair value hedges and qualify for the short cut method under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (Statement No. 133). Under the swap agreements, Panhandle will receive fixed interest payments at a rate of 2.75 percent and will make floating interest payments based on the six-month LIBOR. No ineffectiveness is assumed in the hedging relationship between the debt instrument and the interest rate swap. As of September 30, 2006 and December 31, 2005, the fair values of the swaps are included in the Condensed Consolidated Balance Sheet as liabilities and matching adjustments to the underlying debt of $2.8 million and $5.7 million, respectively.

The notional amounts of the interest rate swaps are not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

Trading and Non-Hedging Activities. During 2005 and 2004, the Company entered into natural gas commodity swaps and collars to mitigate price volatility of natural gas passed through to utility customers. The cost of the derivative products and the settlement of the respective obligations are recorded through the gas purchase adjustment clause as authorized by the applicable regulatory authority and therefore do not impact earnings. The fair values of the contracts are recorded as an adjustment to a regulatory asset/liability in the Condensed Consolidated Balance Sheet. As of September 30, 2006 and December 31, 2005, the fair values of the contracts, which expire at various times through March 2007, are included in the Condensed Consolidated Balance Sheet as assets and liabilities, respectively, with matching adjustments to deferred cost of gas of $34.1 million and $17.5 million, respectively.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Commodity Hedging Activities. The Company markets natural gas and natural gas liquids in its Gathering and Processing segment and manages associated commodity price risks using derivative financial instruments. These instruments involve not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also the risk associated with unmatched positions and market fluctuations. Under Statement No. 133, the Company is required to record derivative financial instruments at fair value, which is determined by commodity exchange prices, over-the-counter (OTC) quotes, volatility, time value, counterparty credit and the potential impact on market prices of liquidating positions in an orderly manner over a reasonable period of time under current market conditions.

The Company uses various derivative financial instruments to manage commodity price risk and to take advantage of pricing anomalies among derivative financial instruments related to natural gas and natural gas liquids. The Company uses a combination of fixed price forward contracts, exchange-traded futures and options, fixed for floating index swaps, basis swaps and OTC options to manage commodity price risk. These derivative financial instruments allow the Company to preserve value and protect margins because changes in the value of the derivative financial instruments are highly effective in offsetting changes in the physical market and reducing basis risk. Basis risk exists primarily due to price differentials between cash market delivery locations and futures contract delivery locations.

December 2005 Put Options. In connection with its agreement to acquire the Sid Richardson Energy Services business, now known as Southern Union Gas Services, the Company purchased natural gas put options in December 2005 for $49.7 million based on the price of natural gas in December 2005. The Company believed that given the then relative price of natural gas and natural gas liquids, natural gas was the appropriate commodity to hedge. These commodity options were tied to the WAHA price of natural gas for the monthly delivery periods from March 2006 through December 2007. The put options for 2006 relate to 45,000 MMBtu/day at the price of $11.00 per MMBtu and the put options for 2007 relate to 25,000 MMBtu/day at the price of $10.00 per MMBtu. The objective for purchasing the put options was to reduce the downside commodity price risk of the Southern Union Gas Services business. Prior to the closing of the Company’s acquisition of Sid Richardson Energy Services on March 1, 2006, the put options were required to be accounted for using mark-to-market accounting, with the change in fair value between measurement dates recorded as a gain or loss in current period earnings. The impact on the Company’s results of operations for the January and February 2006 pre-acquisition period was a pre-tax gain of $37.2 million. The gain was recorded in Other, net in the Condensed Consolidated Statement of Operations and was not reflected in the results of the Gathering and Processing Segment. There was a similar $1.8 million pre-tax gain in December 2005.

As a result of the required mark-to-market gains in the put options since their purchase, the Company’s basis in them was increased to $88.7 million as of March 1, 2006. With the closing of the acquisition on March 1, 2006, the commodity-based put options were designated as cash flow hedges and since that date are accounted for in accordance with Statement No. 133, with the earnings impact, including amortization of the basis, reflected in the results of the Gathering and Processing Segment. In accordance with Statement No. 133, changes in fair value of put options that are considered effective will initially be recorded in Accumulated other comprehensive loss, and reclassified to earnings in the period the hedged sales occur. If it is determined that a hedge is not effectively operating as anticipated, income is adjusted to the extent of such ineffectiveness.

July 2006 Put Options. In July 2006, Southern Union Gas Services substantially completed its hedging program for 2006 and 2007 by purchasing natural gas liquids and crude oil put options. Southern Union Gas Services purchased put options for its propane, ethane and crude oil equivalent products for premiums of $2.8 million, $2.7 million and $4.6 million, respectively. The propane put options relate to 122,000 barrels of 2006 production at a strike price of $1.185/gallon and 401,500 barrels of 2007 production at a strike price of $1.1075/gallon. The ethane put options relate to 183,000 barrels of 2006 production at a strike price of $0.81/gallon and 620,500 barrels of 2007 production at a strike price of $0.69/gallon. The crude oil put options relate to 1,058,500 barrels of 2007 production at a strike price of $70.00/barrel. On an energy-equivalent basis, the volumes hedged by these put options were 8,000 MMBtu/day in 2006 and 26,000 MMBtu/day in 2007. The objective for purchasing the put options was to further reduce Southern Union Gas Services’ downside commodity price risk associated with its sales of propane, ethane and crude oil products. The Company designated the propane and ethane put options as cash flow hedges, which are accounted for in accordance with Statement No. 133. Accordingly, changes in fair value of the put options that are considered

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

effective are initially recorded in Accumulated other comprehensive loss and reclassified to earnings in the period the sales occur. If it is determined that the hedge is ineffective, income is adjusted to the extent of such ineffectiveness. See below for the related financial statement impact of the put options designated as cash flow hedges. The Company recorded mark-to-market pre-tax gains on its non-hedged derivatives of $2.7 million and $3.1 million for the three- and nine- month periods ended September 30, 2006. Additionally, the Company recorded pre-tax losses of $2.6 million and $4.8 million in the three- and nine- month periods ended September 30, 2006, respectively, associated with the settlement of its non-hedged derivatives.

The net effective hedged price of the December 2005 Put Options and the July 2006 Put Options is $9.23/MMBtu on 53,000 MMBtu/day in 2006 and $9.15/MMBtu on 51,000 MMBtu/day in 2007.

Financial Statement Impact of Cash Flow Hedges. In the three- and nine- month periods ended September 30, 2006, the Company recorded ineffectiveness under the hedges of approximately a $93,000 gain and approximately a $100,000 loss, respectively. The loss for the nine-month period was primarily associated with the time value portion of the change in fair value of the natural gas put options, which the Company had excluded from its assessment of hedge effectiveness through June 30, 2006. The ineffectiveness described herein was reported as Operating revenues in the Condensed Consolidated Statement of Operations.

At September 30, 2006, the Company marked the hedged put options to fair value and recorded a gain for the effective portion of the change between measurement dates in Accumulated other comprehensive loss of $14.8 million ($9.2 million, net of tax). At September 30, 2006, the Company reported the $53.4 million current portion of the fair market value of the put options in the Condensed Consolidated Balance Sheet in Prepayments and other assets and the remaining $8.4 million in Deferred charges, respectively. During the three- and nine- month periods ended September 30, 2006, the Company realized $21.5 million and $49.9 million, respectively, in settlement value associated with the hedged put options. For the three- and nine- month periods ended September 30, 2006, the Company reclassified earnings of $3.2 million ($2.0 million, net of tax) and $3.9 million ($2.5 million, net of tax), respectively, of previously deferred gains recorded in Accumulated other comprehensive loss. Such reclassified earnings were recorded in Operating revenues in the Condensed Consolidated Statement of Operations. Of the $15.1 million ($9.4 million, net of tax) gain included in the Accumulated other comprehensive loss balance at September 30, 2006, $14.6 million of pre-tax gain is expected to be reclassified into earnings during the next twelve months.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13. Debt Obligations

The following table sets forth the debt obligations of Southern Union and Panhandle under their respective notes, debentures and bonds at the dates indicated:

	September 30,	December 31,
	2006	2005
	(In thousands)
Long-Term Debt and Capital Lease Obligations:

Southern Union Company
7.60% Senior Notes due 2024	$ 359,765	$ 359,765
8.25% Senior Notes due 2029	300,000	300,000
2.75% Senior Notes due 2006	-	125,000
6.50% to 10.25% First Mortgage Bonds, due 2019 to 2027	19,500	111,419
4.375% Senior Notes due 2008	100,000	100,000
6.15% Senior Notes due 2008	125,000	-
Capital lease and other	-	71
	904,265	996,255

Panhandle
2.75% Senior Notes due 2007	200,000	200,000
4.80% Senior Notes due 2008	300,000	300,000
6.05% Senior Notes due 2013	250,000	250,000
6.50% Senior Notes due 2009	60,623	60,623
8.25% Senior Notes due 2010	40,500	40,500
7.00% Senior Notes due 2029	66,305	66,305
Term Loan due 2007	255,626	255,626
Net premiums on long-term debt	10,273	12,205
	1,183,327	1,185,259

Short-Term Debt Obligations, Excluding Current Portion of Long-Term Debt:

Notes Payable Associated with Southern Union Company
Bridge Loan	525,000	-
Credit Facilities	195,000	420,000
	720,000	420,000

Total consolidated debt and capital lease obligations	2,807,592	2,601,514
Less fair value swaps of Panhandle	2,840	5,725
Less current portion of long-term debt and capital lease (1)	452,755	126,648
Less short-term debt obligation	720,000	420,000
Total consolidated long-term debt and capital lease obligations	$1,631,997	$2,049,141

(1) Includes $2.8 million of fair value of swaps related to debt classified as current.

Southern Union has $2.1 billion of long-term debt recorded at September 30, 2006, of which $452.8 million is due in March 2007, and is thus classified as current. Debt of $1.63 billion, including net premiums of $10.3 million, is at fixed rates ranging from 4.38 percent to 9.44 percent. Southern Union also has floating rate debt, excluding notes payable, totaling $455.6 million, bearing an average interest rate of 5.92 percent as of September 30, 2006. The variable rate bank loans are unsecured.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of September 30, 2006, the Company has scheduled long-term debt payments as follows:

	Remainder					2011 and
	2006	2007	2008	2009	2010	thereafter
	(In thousands)

Southern Union Company	$ -	$ -	$ 225,000	$ -	$ -	$ 679,265
Panhandle	-	455,626	300,000	60,623	40,500	316,305

Total	$ -	$ 455,626	$ 525,000	$ 60,623	$ 40,500	$ 995,570

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

Remarketing Obligation. In June 2003, the Company issued $125,000,000 aggregate principal amount of 2.75% senior notes due August 16, 2006 in conjunction with the issuance of its 5.75% equity units. Each equity unit was comprised of a senior note in the principal amount of $50 and a forward purchase contract under which the equity unit holder agreed to purchase shares of Southern Union common stock on August 16, 2006 at a price based on the preceding 20-trading day average closing price subject to a minimum conversion price per share of $13.82 (in which case 9.044 million shares would be issued) and a maximum conversion price of $16.86 (in which case 7.413 million shares would be issued). On August 16, 2006, the Company remarketed the 2.75% senior notes which are now due August 16, 2008.

As part of the remarketing, the interest rate on the senior notes was reset to 6.15 percent. The senior notes will pay interest in arrears on each February 16 and August 16, commencing on February 16, 2007. On August 16, 2006, the Company issued 7,413,074 shares of common stock for $125.0 million in conjunction with the remarketing of the 2.75% senior notes. The senior notes will mature on August 16, 2008. The senior notes are unsecured and rank equally with all of the Company’s other unsecured and unsubordinated indebtedness from time to time outstanding.

Notes Payable

Bridge Loan. On March 1, 2006, Southern Union acquired Sid Richardson Energy Services for approximately $1.6 billion in cash. The acquisition was funded under a bridge loan facility in the amount of $1.6 billion (Bridge Loan) that was entered into on March 1, 2006 between the Company and its wholly-owned subsidiary, Enhanced Service Systems, Inc., as borrowers, and a group of banks as lenders. On August 24, 2006, the Company applied approximately $1.1 billion in net proceeds from the sales of the assets of its PG Energy natural gas distribution division and the Rhode Island assets of its New England Gas Company natural gas distribution division to the Bridge Loan. See Note 19 - Discontinued Operations. At September 30, 2006, a balance of approximately $525 million was outstanding on the Bridge Loan. On October 23, 2006, the Company retired the remainder of the Bridge Loan using a portion of the proceeds received from the Company’s issuance of $600.0 million in junior subordinated notes. See Note 20 - Subsequent Events.

Interest expense associated with the Bridge Loan totaling $17.6 million and $47.3 million was incurred for the three months ended September 30, 2006 and for the period March 1 through September 30, 2006, respectively, at an average interest rate of 5.91 percent. Debt issuance costs totaling $9.2 million associated with the financing of the

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

acquisition were incurred, of which $7.8 million is related to the Bridge Loan and $1.4 million is related to the placement of permanent financing. The Company amortized $2.6 million and $7.8 million of the debt issuance cost to interest expense during the quarter ended September 30, 2006 and for the period March 1 through September 30, 2006, respectively.

Credit Facilities. Balances of $195.0 million and $420.0 million were outstanding under the Company’s credit facilities at average effective interest rates of 5.87 percent and 4.73 percent at September 30, 2006 and December 31, 2005, respectively. As of November 3, 2006, there was a balance of $162.0 million outstanding under the Company’s credit facilities, with an effective annual interest rate of 5.87 percent.

Retirement of Debt Obligations

The Company plans to refinance or retire its current debt with proceeds from one or a combination of (i) new public debt or equity offering(s); (ii) bank financings; (iii) operating activities; and (iv) existing credit facilities. The Company is in the preliminary stages of planning for the refinancing of debt coming due within the next twelve months. While an inability to repay these obligations would cause a material adverse change to the Company’s financial condition, the Company reasonably believes that it has the ability to refinance these obligations within the required timeframes, although there can be no assurances that the anticipated refinancings will occur.

14. Employee Benefits

Components of Net Periodic Benefit Cost. Net periodic benefit cost from continuing operations for the three months ended September 30, 2006 and 2005 includes the components in the table below. Net periodic pension cost from discontinued operations totaled $0.4 million and $2.0 million for the three-month periods ended September 30, 2006 and 2005, respectively. Net periodic postretirement benefit cost from discontinued operations totaled $0.1 million and $0.8 million for the three-month periods ended September 30, 2006 and 2005, respectively.

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)

Service cost	$694	$638	$586	$727
Interest cost	2,246	2,339	975	1,227
Expected return on plan	(2,204)	(2,182)	(456)	(344)
Prior service cost amortization	147	196	(751)	(138)
Recognized actuarial gain	1,812	1,341	(23)	(41)
Curtailment recognition	-	-	-	-
Settlement recognition	-	(161)	-	-
Sub-total	2,695	2,171	331	1,431
Regulatory adjustment	(1,983)	(5,919)	-	-
Net periodic benefit cost	$712	$(3,748)	$331	$1,431

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Net periodic benefit cost from continuing operations for the nine months ended September 30, 2006 and 2005 includes the components in the table below. Net periodic pension cost from discontinued operations totaled $6.8 million and $5.9 million for the nine-month periods ended September 30, 2006 and 2005, respectively, and includes recognition of a $3.0 million curtailment charge during the first quarter of 2006. Net periodic postretirement benefit cost from discontinued operations totaled $1.6 million and $2.2 million for the nine-month periods ended September 30, 2006 and 2005, respectively.

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)

Service cost	$2,080	$1,913	$1,757	$2,181
Interest cost	6,737	7,016	2,925	3,681
Expected return on plan	(6,613)	(6,546)	(1,369)	(1,031)
Prior service cost amortization	442	587	(2,253)	(413)
Recognized actuarial gain	5,437	4,023	(68)	(122)
Curtailment recognition	-	3,107	-	-
Settlement recognition	-	(483)	-	-
Sub-total	8,083	9,617	992	4,296
Regulatory adjustment	(5,949)	(5,919)	-	-
Net periodic benefit cost	$2,134	$3,698	$992	$4,296

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

15. Taxes on Income

The Company's estimated annual consolidated federal and state effective income tax rate (EITR) from continuing operations for the three-month periods ended September 30, 2006 and 2005 was 62 percent and 27 percent, respectively. The Company's EITR from continuing operations for the nine-month periods ended September 30, 2006 and 2005 was 38 percent and 27 percent, respectively.

The increase in the EITR from continuing operations for both the three-month and nine-month periods was primarily due to:
•
The 2005 release of an $11.9 million valuation allowance, that was not available in 2006. The valuation allowance was originally established in 2004 for a deferred tax asset related to the difference between the book and tax basis of the Company’s investment in CCE Holdings. The Company determined that this valuation allowance was no longer necessary because the book income from CCE Holdings was substantially greater than the taxable income for 2005 and is expected to continue to be higher for the foreseeable future;

•	Non deductible executive compensation paid in 2006 of $14.3 million, of which $12.5 million was paid in the three-month period ended September 30, 2006; and
•
A $5.6 million adjustment to the Company’s net deferred tax liabilities as a result of an increase in the Company’s overall estimated state income tax rate.  This increase is directly related to the sales of the assets of the PG Energy natural gas distribution division and the Rhode Island assets of the New England Gas Company natural gas distribution division, which operations were generally in states with a lower effective state income tax rate.

The Company's EITR from discontinued operations for the three-month periods ended September 30, 2006 and 2005 was (536) percent and 19 percent, respectively. The Company's EITR from discontinued operations for the nine-month periods ended September 30, 2006 and 2005 was 2,596 percent and 36 percent, respectively.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The increase in the EITR from discontinued operations for both the three-month and nine-month periods was primarily due to the following items resulting from the disposition of the assets of the PG Energy natural gas distribution division and the Rhode Island assets of the New England Gas Company natural gas distribution division:
•
The Company incurred $141.2 million of income tax expense resulting from $376.0 million of non-deductible goodwill associated with the book loss arising from the sale of the assets of the PG Energy natural gas distribution division and the Rhode Island assets of the New England Gas Company natural gas distribution division; and

•	The Company incurred income tax expense of $17.5 million as a result of the write off of a tax-related regulatory asset of PG Energy.

16. Regulation and Rates

Panhandle. Trunkline LNG Company, LLC’s (Trunkline LNG) Phase I expansion project was placed into service on April 5, 2006 with a total project cost of $141.0 million, plus capitalized interest. The expanded vaporization capacity portion of the expansion was placed into service on September 18, 2005. Phase II went into service on July 8, 2006. The final cost of Phase II is $79.0 million, plus capitalized interest. The expansions increased sustainable send-out capacity from .63 billion cubic feet per day (Bcf/d) to 1.8 Bcf/d, and storage increased from 6.3 Bcf to 9.0 Bcf. BG LNG Services has contracted for all the additional capacity at the facility from these expansions with a rate moratorium through 2015. Approximately $102.0 million of costs are included in the line item Construction work-in-progress for the expansion projects at December 31, 2005.

On March 31, 2006, the Company received regulatory approval from FERC for an additional enhancement of Trunkline LNG’s terminal. This infrastructure enhancement project, which is expected to cost approximately $250.0 million, plus capitalized interest, will increase send out flexibility at the terminal and lower fuel costs.  The project is planned to be in operation in 2008. In addition, Trunkline LNG and BG LNG Services agreed to extend the existing terminal and pipeline services agreements through 2028, representing a five-year extension.

The Company has received regulatory authorization to modernize and replace various compression facilities on PEPL. Such replacements will be made at 12 different compressor stations and will be installed through the end of 2009. The estimated cost of these replacements is approximately $290.0 million, which includes the compression component of a PEPL east end project already under construction. The Company has also filed for approval to replace approximately 32 miles of existing pipeline on the east end of the PEPL system at an estimated cost of approximately $60.0 million, which would further improve system integrity.  The project is planned to be completed in late 2007.

Trunkline Gas Company, LLC (Trunkline) has announced a Field Zone Expansion project, which includes adding capacity to its pipeline system in Texas and Louisiana to increase deliveries to Henry Hub. The Field Zone Expansion project includes the previously announced North Texas Expansion as well as additional capacity to Henry Hub. Trunkline will increase the capacity along existing right of way from Kountze, Texas, to Longville, Louisiana, by approximately 510 million cubic feet per day with the construction of approximately 45 miles of 36-inch diameter pipeline. The project includes horsepower additions and modifications at existing compressor stations. Trunkline also will create additional capacity to Henry Hub with the construction of a 13.5-mile, 36-inch diameter pipeline loop from Kaplan, Louisiana, directly into Henry Hub. The Henry Hub lateral will provide capacity of 475 million cubic feet per day from Kaplan, Louisiana to Henry Hub. Trunkline filed the project with FERC on September 11, 2006 with an anticipated in-service date of the fourth quarter of 2007. The project is currently being modified and the cost estimate has been revised to approximately $200.0 million plus capitalized interest, including a $40.0 million contribution in aid of construction to a subsidiary of Energy Transfer toward construction costs to be incurred by Energy Transfer to move its delivery point to a location near Buna, Texas, increasing the Field Zone Project capacity by up to 330,000 dekatherms per day.

FERC is responsible under the Natural Gas Act for assuring that rates charged by interstate pipelines are "just and reasonable."  To enforce that requirement, FERC applies a ratemaking methodology that determines an allowed rate

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

of return on common equity for the companies it regulates.  The Natural Gas Supply Association (NGSA), a natural gas producer trade association, has published a study that alleges, based on NGSA's analysis, that certain natural gas pipelines, including PEPL and Pan Gas Storage LLC (d.b.a. Southwest Gas Storage), are over-recovering their allowed rates of return.  A group purporting to have an interest in the rates of PEPL and Southwest Gas Storage approached Panhandle to propose a voluntary rate reduction.  No agreement was reached and discussions have been discontinued.  On October 25, 2006, a group including producers and various trade associations filed a complaint under Section 5 of the Natural Gas Act against Southwest Gas Storage requesting that FERC initiate an investigation into Southwest Gas Storage’s rates, terms and conditions of service and grant immediate interim rate relief.  The ultimate resolution of the Southwest Gas Storage matter has many variables and potential outcomes and it is impossible to predict its timing or materiality at this time.  No proceeding has been initiated against PEPL, but any potential rate reductions from such a proceeding would be expected to be mitigated by the impact of significant ongoing capital spending at PEPL for pipeline integrity, safety, air emissions and other environmental, compression modernization and other requirements.

Missouri Gas Energy. On May 1, 2006, Missouri Gas Energy announced the filing of a proposal with the MPSC to increase annual revenues by approximately $41.7 million, or 6.8 percent. The MPSC may take up to 11 months to issue a ruling on the proposal.

Through filings made on various dates, the staff of the MPSC has recommended that the MPSC disallow a total of approximately $42.7 million in gas costs incurred during the period July 1, 1997 through June 30, 2004. Missouri Gas Energy disputes the basis of $34.3 million of the total proposed disallowance, which appears to be the same as was rejected by the MPSC through an order dated March 12, 2002, applicable to the period July 1, 1996 through June 30, 1997. No date for a hearing in this matter has been set. Missouri Gas Energy also disputes the basis of $3.0 million of the total proposed disallowance, applicable to the period July 1, 2000 through June 30, 2001, which was the subject of a hearing concluded in November 2003, and is presently awaiting decision by the MPSC. In addition, Missouri Gas Energy disputes the basis of $3.4 million of the total proposed disallowance, applicable to the period July 1, 2001 through June 30, 2003; a hearing was held in August 2006 with results pending. Finally, Missouri Gas Energy disputes the basis of $2.04 million of the proposed disallowance for the period of July 1, 2003 through June 30, 2004 (which appears to be the same as or very similar to the basis of the disallowance heard in August 2006); this matter has not yet been set for hearing. The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

The Company is allowed to recover environmental remediation expenditures through rates in certain jurisdictions within its Distribution segment. Although significant charges to earnings could be required prior to rate recovery for jurisdictions that do not have rate recovery mechanisms, management does not believe that environmental

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

expenditures will have a material adverse effect on the Company's financial position, results of operations or cash flows. The table below reflects the amount of accrued liabilities recorded in the Condensed Consolidated Balance Sheet at September 30, 2006 and December 31, 2005 to cover probable environmental response actions:

	September 30,	December 31,
	2006	2005
	(In thousands)

Current	$4,535	$6,541
Noncurrent	19,386	27,274
Total Environmental Liabilities	$23,921	$33,815

Transportation and Storage Segment Environmental Matters.

Gas Transmission Systems. Panhandle is responsible for environmental remediation at certain sites on its gas transmission systems. The contamination resulted from the past use of lubricants containing polychlorinated biphenyls (PCBs) in compressed air systems; the past use of paints containing PCBs; and the prior use of wastewater collection facilities and other on-site disposal areas. Panhandle has developed and is implementing a program to remediate such contamination. Remediation and decontamination has been completed at each of the 35 compressor station sites where auxiliary buildings that house the air compressor equipment were impacted by the past use of lubricants containing PCBs. At some locations, PCBs have been identified in paint that was applied many years ago. A program has been implemented to remove and dispose of PCB impacted paint during painting activities. Other remediation typically involves the management of contaminated soils and may involve remediation of groundwater. Activities vary with site conditions and locations, the extent and nature of the contamination, remedial requirements, complexity and sharing of responsibility. The ultimate liability and total costs associated with these sites will depend upon many factors. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, Panhandle could potentially be held responsible for contamination caused by other parties. In some instances, such as the Pierce Waste Oil sites described below, Panhandle may share liability associated with contamination with other potentially responsible parties. Panhandle may also benefit from contractual indemnities that cover some or all of the cleanup costs. These sites are generally managed in the normal course of business or operations. The Company believes the outcome of these matters will not have a material adverse effect on its financial position, results of operations or cash flows.

PEPL and Trunkline, together with other non-affiliated parties, have been identified as potentially liable for conditions at three former waste oil disposal sites in Illinois - the Pierce Oil Springfield site, the Dunavan Waste Oil site and the McCook site (collectively, the Pierce Waste Oil sites). PEPL and Trunkline received notices of potential liability from the United States Environmental Protection Agency (U.S. EPA) for the Dunavan site. The notice demanded reimbursement to the U.S. EPA for costs incurred to date in the amount of approximately $1.8 million and encouraged each potentially responsible party (PRP) to voluntarily negotiate an administrative settlement agreement with the U.S. EPA within certain limited time frames providing for the PRPs to conduct or finance the response activities required at the site.  The demand was declined in a joint letter dated December 15, 2005 by the major PRPs including PEPL and Trunkline. Although no formal notice has been received for the Pierce Oil Springfield site, special notice letters are anticipated and the process of listing the site on the National Priority List has begun. No formal notice has been received for the McCook site. The Company believes the outcome of these matters will not have a material adverse effect on its financial position, results of operations or cash flows.

On June 16, 2005, PEPL experienced a release of liquid hydrocarbons near Pleasant Hill, Illinois. The release occurred in the form of a mist at a valve that was in use to reduce the pressure in the pipeline as part of maintenance activities. The hydrocarbon mist affected several acres of adjacent agricultural land and a nearby marina. Approximately 27 gallons of hydrocarbons reached the Mississippi River. PEPL contacted appropriate federal and state regulatory agencies and the U.S. EPA took the lead role in overseeing the subsequent cleanup activities, which have been completed. PEPL has resolved claims of affected boat owners and the marina operator. PEPL received a

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

violation notice from the Illinois Environmental Protection Agency (Illinois EPA) alleging that PEPL is in apparent violation of several sections of the Illinois Environmental Protection Act by allowing the release. The violation notice did not propose a penalty.  Responses to the violation notice were submitted and the responses were discussed with the agency. On December 14, 2005, the Illinois EPA notified PEPL that the matter might be considered for referral to the Office of the Attorney General, the State’s Attorney or the U.S. EPA for formal enforcement action and the imposition of penalties. The Company believes the outcome of this matter will not have a material adverse effect on its financial position, results of operations or cash flows.

On July 10, 2006, PEPL identified the possible subsurface release of approximately 745 gallons of methanol from a tank located at the Howell compressor station. Subsequent testing of the tank and associated piping confirmed that a release had taken place. Impacted soils were excavated in accordance with state specific regulatory requirements. The impacted soils were transported to an authorized disposal facility. The appropriate federal and state environmental agencies were notified of this release. The Michigan Department of Environmental Quality conducted an inspection of the remediation effort on October 17, 2006 and indicated that an appropriate response and remediation action had been implemented. The Company believes that the cost of the response and clean up of the release will not have a material adverse effect on its financial position, results of operations or cash flows.

Air Quality Control. U.S. EPA issued a final rule on regional ozone control (NOx SIP Call) in April 2004 that impacts Panhandle in two Midwestern states, Indiana and Illinois. Based on a U.S. EPA guidance document negotiated with gas industry representatives in 2002, Panhandle is required in states that follow the EPA guidance to reduce nitrogen oxide (NOx) emissions by 82 percent on the identified large internal combustion engines and will be able to trade off engines within Panhandle in an effort to create a cost effective NOx reduction solution. The final implementation date is May 2007. The rule will affect 20 large internal combustion engines on Panhandle’s system in Illinois and Indiana with an approximate cost of $21.0 million for capital improvements through 2007, based on current projections. Approximately $20.7 million of the $21.0 million of capital expenditures has been incurred as of September 30, 2006. Indiana has promulgated state regulations to address the requirements of the NOx SIP Call rule that essentially follow the EPA guidance.

The Illinois EPA has distributed several draft versions of a rule to control NOx emissions from reciprocating engines and turbines statewide. The latest draft requires controls on engines regulated under the U.S. EPA NOx SIP Call by May 1, 2007 and the remaining engines by January 1, 2011. The state is requiring the controls to comply with U.S. EPA rules regarding the NOx SIP Call, ozone non-attainment and fine particulate standards. The Illinois EPA has held multiple meetings with industry representatives to discuss the draft rule and is expected to propose the rule in late-2006. The rule is currently being reviewed for potential impact to Panhandle. As currently drafted, the rule applies to all PEPL and Trunkline stations in Illinois and significant expenditures in addition to the $21.0 million associated with NOx reductions described above would be required for emission control.

In 2002, the Texas Commission on Environmental Quality enacted the Houston/Galveston SIP regulations requiring reductions in NOx emissions in an eight-county area surrounding Houston. Trunkline’s Cypress compressor station is affected and requires the installation of emission controls. New regulations also require certain grandfathered facilities in Texas to enter into the new source permit program which may require the installation of emission controls at one additional facility owned by Panhandle. Management estimates capital improvements of $17.0 million will be needed at the two affected Texas locations. Approximately $13.3 million of the $17.0 million of capital expenditures have been incurred as of September 30, 2006.

The U.S. EPA promulgated various Maximum Achievable Control Technology rules in February 2004. The rules require that PEPL and Trunkline control Hazardous Air Pollutants (HAPs) emitted from certain internal combustion engines at major HAPs sources. Most PEPL and Trunkline compressor stations are major HAPs sources. The HAPs pollutant of concern for PEPL and Trunkline is formaldehyde. As promulgated, the rule seeks to reduce formaldehyde emissions by 76 percent from these engines. Catalytic controls will be required to reduce emissions under these rules with a final implementation date of June 2007. PEPL and Trunkline have approximately 20 internal combustion engines subject to the rules. Management expects that compliance with these regulations will necessitate an estimated expenditure of $2.3 million for capital improvements, based on current projections.

Spill Control. Environmental regulations were recently modified for U.S. EPA’s Spill Prevention, Control and

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Countermeasures (SPCC) program. The Company is currently reviewing the impact to its operations and expects to expend resources on tank integrity testing and any associated corrective actions as well as potential upgrades to containment structures. Costs associated with tank integrity testing and resulting corrective actions cannot be reasonably estimated at this time, but the Company believes such costs will not have a material adverse effect on its financial position, results of operations or cash flows.

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

Air Quality Control. On June 16, 2006 Southern Union Gas Services submitted information to the Texas Commission on Environmental Quality (TCEQ) in connection with a request to permit the Grey Ranch, Texas facility to continue its current level of emissions. The State of Texas requires all previously grandfathered emission sources to obtain permits or to shut down by March 1, 2008. Southern Union Gas Services is currently in negotiations with the TCEQ to finalize permit requirements for the Grey Ranch facility, which is owned 50 percent by an unaffiliated party. Although Southern Union Gas Services is requesting that no control measures be required at this time, there can be no assurance such control measures will not be required. Costs associated with emission controls, if any, cannot be reasonably estimated at this time as a final permit has not been issued, but the Company believes such costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Spill Control. Environmental regulations were recently modified for U.S. EPA’s Spill Prevention, Control and Countermeasures program. Southern Union Gas Services is currently reviewing the impact of these modifications to its operations and expects to expend resources on tank integrity testing and any associated corrective actions as well as potential upgrades to containment structures. Costs associated with tank integrity testing and resulting corrective actions cannot be reasonably estimated at this time, but the Company believes such costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Distribution Segment Environmental Matters.

The Company is responsible for environmental remediation at various contaminated sites that are primarily associated with former Manufactured Gas Plants (MGPs) and sites associated with the operation and disposal activities from MGPs which produced a fuel known as “town gas”. Some constituents of the manufactured gas process may be regulated substances under various federal and state environmental laws. To the extent these constituents are present in soil or groundwater at concentrations in excess of applicable standards, investigation and remediation may be required. The sites include properties that are part of the Company’s ongoing operations, sites formerly owned or used by the Company and sites owned by third parties. Remediation typically involves the management of contaminated soils and may involve removal of structures and remediation of groundwater. Activities vary with site conditions and locations, the extent and nature of the contamination, remedial requirements, complexity and sharing of responsibility, and some contamination may be unrelated to MGPs. The ultimate liability and total costs associated with these sites will depend upon many factors. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, the Company could potentially be held responsible for contamination caused by other parties. In some instances, the Company may share liability associated with contamination with other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all of the cleanup costs. These sites are generally managed in the normal course of business or operations. The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Litigation

The Company is involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts. Where appropriate, the Company has made accruals in accordance with FASB Statement No. 5, Accounting for Contingencies, in order to provide for such matters. The Company believes the final disposition of these proceedings will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Bay Street, Tiverton, Rhode Island Site. On March 17, 2003, the Rhode Island Department of Environmental Management (RIDEM) sent the Company’s New England Gas Company division a letter of responsibility pertaining to soils allegedly impacted by historic MGP residuals in a residential neighborhood in Tiverton, Rhode Island. Without admitting responsibility or accepting liability, New England Gas Company began assessment work in June 2003 and has continued to perform assessment field work since that time. On September 19, 2006, RIDEM filed an Amended Notice of Violation seeking an administrative penalty of $1,000/day, which as of the date of filing totaled $258,000 and continues to accrue. The Company has filed a request for hearing and denial of material allegations; no hearing has yet been scheduled. During 2005, four lawsuits were filed against New England Gas Company in Rhode Island regarding the Tiverton neighborhood. The plaintiffs seek to recover damages for the diminution in value of their property, lost use and enjoyment of their property and emotional distress in an unspecified amount. The Company removed the lawsuits to federal court and filed motions to dismiss. On November 3, 2006, the Court dismissed plaintiffs’ claims relating to gross negligence, private nuisance, infliction of emotional distress and violation of the Rhode Island Hazardous Waste Management Act. The court denied the Company’s motion to dismiss as to claims relating to negligence, strict liability and public nuisance, as well as plaintiffs’ request for punitive damages. The Company will continue to vigorously defend itself against all four lawsuits. Parts of the Tiverton neighborhood appear to have been built on fill placed there at various times and include one or more historic waste disposal sites. Research is therefore underway by the Company to identify other PRPs associated with the fill materials and the waste disposal. Under the terms of the Purchase and Sale Agreement between the Company and National Grid USA, the potential obligation for the matters described above remains with the Company. Based upon its current understanding of the facts, the Company does not believe the outcome of these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Mercury Release. The Company has completed an investigation of an incident involving the release of mercury stored in a New England Gas Company facility in Pawtucket, Rhode Island. On October 19, 2004, New England Gas Company discovered that one of its facilities had been broken into and that mercury had been released both inside a building and in the immediate vicinity, including a parking lot in a neighborhood several blocks away. Mercury from the parking lot was apparently tracked into nearby apartment units, as well as other buildings. Cleanup was completed at the property and nearby apartment units. The vandals who broke into the facility were arrested and convicted. State and federal authorities are also investigating the incident. In addition, the Company is discussing with the authorities New England Gas Company’s compliance with relevant environmental requirements, including hazardous waste management provisions, spill and release notification procedures, and communication requirements. The Company received and complied with a subpoena requesting documents relating to this matter. The U.S. Attorney’s office in Rhode Island has advised the Company that this incident may give rise to unspecified criminal charges against the Company. The Company would vigorously defend any such action. On January 20, 2006 a complaint was filed against the Company in the Superior Court of Providence, Rhode Island regarding the mercury release from the Pawtucket facility, asserting claims for personal injury and property damage as a result of the release. The suit was removed to Rhode Island federal court on January 27, 2006. A motion to remand the case to state court filed by plaintiffs was argued on June 9, 2006. No ruling on the motion has been made. In addition, an attorney for unspecified residents of the neighboring apartment complex who are not associated with the filed litigation has made a demand upon New England Gas Company. Under the terms of the Purchase and Sale Agreement between the Company and National Grid USA, the potential obligation for the matters described above remains with the Company. The Company believes the outcome of this matter will not have a material adverse effect on its financial position, results of operations or cash flows.

Hope Land. Hope Land Mineral Corporation (Hope Land) contends that it owns the storage rights to property that contains a portion of the Company’s Howell storage field. During June 2003, the Michigan Court of Appeals reversed

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the trial court’s previous order, which had granted summary judgment in favor of the Company and dismissed the case. The Company filed an appeal of the Court of Appeals order with the Michigan Supreme Court, which was denied in December of 2003. In April 2005, Hope Land filed trespass and unjust enrichment complaints against the Company to prevent running of the statute of limitations. The Company then filed an action for condemnation to obtain the storage rights from Hope Land. Pursuant to a pre-filing settlement with Hope Land, the Company obtained legal title to the storage rights upon the filing of the condemnation action. The unjust enrichment claims have been dismissed. As a result, the only issue to be determined at trial is the value of such rights and the amount of trespass damages to which Hope Land is entitled. The trial is presently scheduled to commence November 15, 2006. The Company does not believe the outcome of this case will have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial position.

Jack Grynberg. Jack Grynberg, an individual, has filed actions against a number of companies, including Panhandle, now transferred to the U.S. District Court for the District of Wyoming, for damages for mis-measurement of gas volumes and Btu content, resulting in lower royalties to mineral interest owners. Among the defendants are Panhandle, Citrus Corp., Florida Gas, Transwestern and certain of their affiliates (Company Defendants). On October 20, 2006, the District Judge adopted in part the earlier recommendation of the Special Master in the case and ordered the dismissal of the case against the Company Defendants. A similar action, known as the Will Price litigation, also has been filed against a number of companies, including Panhandle, in U.S. District Court for the District of Kansas. Panhandle is currently awaiting the decision of the trial judge on the defendants’ motion to dismiss the Will Price action. Panhandle and the other Company Defendants believe that their measurement practices conformed to the terms of their FERC Gas Tariffs, which were filed with and approved by FERC. As a result, the Company believes that it has meritorious defenses to these lawsuits (including FERC-related affirmative defenses, such as the filed rate/tariff doctrine, the primary/exclusive jurisdiction of FERC, and the defense that Panhandle and the other Company Defendants complied with the terms of their tariffs) and will continue to vigorously defend against them, including any appeal which may be taken from the dismissal of the Grynberg case. The Company does not believe the outcome of these cases will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

Mineral Management Service. In 1993, the U.S. Department of the Interior announced its intention to seek, through its Mineral Management Service (MMS), additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements and buyouts and buydowns of gas sales contracts with natural gas pipelines. PEPL and Trunkline, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact, which are likely to take substantial time to resolve. If required to reimburse or indemnify the producers, PEPL and Trunkline may file with FERC to recover these costs from pipeline customers. The Company believes these commitments and contingencies will not have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Commitments and Contingencies

Late in the third quarter of 2005, after coming through the Gulf of Mexico, Hurricanes Katrina and Rita came ashore along the Upper Gulf Coast. These hurricanes caused damage to property and equipment owned by Sea Robin Pipeline Company, LLC (Sea Robin), Trunkline, and Trunkline LNG. Based on the latest damage assessments, there are revenue, expense and capital impacts resulting from Hurricanes Katrina and Rita in 2005 and 2006, mostly impacting Sea Robin and Trunkline LNG.  During the nine-month period ended September 30, 2006, the Company has incurred $19.7 million of capital expenditures related to the replacement or abandonment of damaged equipment.

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

In addition, after the 2005 hurricanes, the MMS mandated inspections by leaseholders and pipeline operators along the hurricane tracks. The Company has detected exposed pipe and other facilities on Trunkline and Sea Robin that must be re-covered to comply with the regulations. As a result, there was approximately $1.3 million of inspection related expense recorded in 2006. Additional capital expenditures are estimated at $5.0 million. The Company will seek recovery of these expense and capital amounts as part of the hurricane related claim.

18. Reportable Segments

The Company’s operating segments are aggregated into reportable business segments based on similarities in economic characteristics, products and services, types of customers, methods of distribution and regulatory environment. The Company operates in three reportable segments. The Transportation and Storage segment is primarily engaged in the interstate transportation and storage of natural gas in the Midwest and Southwest and from the Gulf Coast to Florida, and also provides LNG terminalling and regasification services. Its operations are conducted through Panhandle and the Company’s equity investment in CCE Holdings. The Company acquired Sid Richardson Energy Services on March 1, 2006, which represents the new Gathering and Processing reportable segment. The Gathering and Processing segment is primarily engaged in the gathering, transmission, treating, processing and redelivery of natural gas and natural gas liquids in Texas and New Mexico. Its operations are conducted through Southern Union Gas Services. (See Note 3 - Acquisition of Sid Richardson Energy Services.) The Distribution segment is primarily engaged in the local distribution of natural gas in Missouri and Massachusetts. The Company’s discontinued operations relate to its PG Energy natural gas distribution division and the Rhode Island operations of its New England Gas Company division. During the first quarter of 2006, the Company entered into definitive agreements to sell the Rhode Island operations of its New England Gas Company division and its PG Energy natural gas distribution division in Pennsylvania. The Company completed the sales in August 2006. See Note 19 - Discontinued Operations.

Revenue included in the Corporate and other category is primarily attributable to PEI Power Corporation, which generates and sells electricity. This business does not meet the quantitative thresholds for determining reportable segments. The Company also has corporate operations that do not generate any operating revenues.

The Company evaluates segment performance based on several factors, of which the primary financial measure is earnings before interest and taxes (EBIT). The Company defines EBIT as net earnings (loss) available for common stockholders, adjusted for: (i) items that do not impact earnings (loss) from continuing operations, such as extraordinary items, discontinued operations and the impact of accounting changes; (ii) income taxes; (iii) interest; and (iv) dividends on common and preferred stock. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net earnings and other performance measures such as operating income or operating cash flow. Sales of products or services between segments are billed at regulated rates or at market rates, as applicable. There were no material intersegment revenues during the nine months ended September 30, 2006 and 2005.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth certain selected financial information for the Company’s segments and a reconciliation of EBIT to net earnings for the three- and nine-month periods ended September 30, 2006 and 2005. The Statement of Operations segment information presented herein for the 2005 periods has been reclassified to distinguish between results of operations from continuing and discontinued operations. Segment information presented herein for expenditures of long-lived assets in the 2005 periods and total asset amounts by segment at December 31, 2005 have not been adjusted for discontinued operations.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Segment Data	2006	2005	2006	2005
	(In thousands)		(In thousands)
Revenues from external customers:
Transportation and Storage	$ 143,397	$ 115,945	$ 422,149	$ 361,766
Gathering and Processing	347,386	-	779,711	-
Distribution	72,365	68,855	458,886	468,537
Total segment operating revenues	563,148	184,800	1,660,746	830,303
Corporate and other	1,270	1,680	3,193	3,513
	$ 564,418	$ 186,480	$ 1,663,939	$ 833,816

Depreciation and amortization:
Transportation and Storage	$ 18,364	$ 15,145	$ 52,823	$ 45,537
Gathering and Processing	13,932	-	32,884	-
Distribution	7,514	7,198	22,889	22,332
Total segment depreciation and amortization	39,810	22,343	108,596	67,869
Corporate and other	469	(411)	1,204	698
	$ 40,279	$ 21,932	$ 109,800	$ 68,567

Earnings (loss) from unconsolidated investments:
Transportation and Storage	$ 19,382	$ 21,916	$ 46,769	$ 57,569
Gathering and Processing	(309)	-	(309)	-
Corporate and other	184	255	196	175
	$ 19,257	$ 22,171	$ 46,656	$ 57,744

Other income (expense), net:
Transportation and Storage	$ (178)	$ 72	$ 3,116	$ 1,387
Gathering and Processing	335	-	1,519	-
Distribution	(1,086)	(773)	(3,221)	(2,280)
Total segment other income (expense), net	(929)	(701)	1,414	(893)
Corporate and other	119	(591)	36,419	(5,834)
	$ (810)	$ (1,292)	$ 37,833	$ (6,727)

Segment performance:
Transportation and Storage EBIT	$85,990	$68,097	$248,802	$207,974
Gathering and Processing EBIT	17,001	-	42,031	-
Distribution EBIT	(4,865)	3,835	18,748	33,633
Total segment EBIT	98,126	71,932	309,581	241,607
Corporate and other	(9,718)	(4,535)	17,508	(10,093)
Interest	56,929	31,558	162,128	95,041
Federal and state income taxes	19,650	9,761	63,392	36,359
Net earnings from continuing operations	11,829	26,078	101,569	100,114
Net earnings (loss) from discontinued operations before income taxes	(27,438)	(8,019)	6,111	43,000
Federal and state income taxes (benefit)	147,035	(1,532)	158,642	15,652
Net earnings (loss) from discontinued operations	(174,473)	(6,487)	(152,531)	27,348
Net earnings (loss)	(162,644)	19,591	(50,962)	127,462
Preferred stock dividends	4,341	4,342	13,023	13,023
Net earnings (loss) available for common stockholders	$(166,985)	$15,249	$(63,985)	$114,439

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Segment Data	2006	2005	2006	2005
	(In thousands)		(In thousands)
Expenditures for long-lived assets:
Transportation and Storage	$71,207	$47,175	$147,940	$143,314
Gathering and Processing	11,196	-	27,991	-
Distribution	12,570	26,618	35,421	59,645
Total segment expenditures for
long-lived assets	94,973	73,793	211,352	202,959
Corporate and other	1,172	(7,068)	2,284	(703)
Expenditures for long-lived assets	$96,145	$66,725	$213,636	$202,256

	September 30,	December 31,
Total assets:	2006	2005
	(In thousands)
Transportation and Storage	$3,246,812	$3,155,549
Gathering and Processing	1,733,521	-
Distribution	953,604	2,490,164
Total segment assets	5,933,937	5,645,713
Corporate and other	187,172	191,106
Total consolidated assets	$6,121,109	$5,836,819

19. Discontinued Operations

On August 24, 2006, the Company completed the divestiture of the assets of its PG Energy natural gas distribution division to UGI Corporation for $580.0 million in cash, subject to certain working capital adjustments. Additionally, on August 24, 2006, the Company completed the divestiture of the Rhode Island assets of its New England Gas Company natural gas distribution division to National Grid USA for $575.0 million in cash, less the assumption of approximately $77.0 million of debt and subject to certain working capital adjustments.

The results of operations of the divisions have been segregated and reported as Discontinued operations in the Condensed Consolidated Statement of Operations. The prior interim periods have been reclassified to report the results of operations of these divisions as discontinued operations. The PG Energy natural gas distribution division and Rhode Island operations of the New England Gas Company distribution division were historically reported within the Distribution segment.

Earnings from discontinued operations before income taxes in the Condensed Consolidated Statement of Operations includes a cumulative loss of $48.6 million recorded by the Company upon divestiture of the assets of its PG Energy natural gas distribution division and the Rhode Island assets of its New England Gas Company natural gas distribution division. Significant components contributing to the loss include $19.4 million of asset impairment charges related to increases in plant, property and equipment during 2006, incurring selling costs of $5.4 million, and charges associated with pre-closing arrangements between the Company and UGI Corporation and National Grid USA, principally consisting of $15.1 million of pension funding requirements and $5.8 million of premiums related to the early retirement of debt. An additional factor related to higher plant, property and equipment balances is the cessation of recording depreciation expense subsequent to January 2006 after approval of the Company’s Board of Directors to dispose of the applicable assets.

The Company incurred $141.2 million of income tax expense associated with the asset divestiture because the related book loss includes $376 million of non deductible goodwill that has no tax basis. Additionally, the Company

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

incurred $17.5 million of income tax expense as a result of the write off of a tax-related regulatory asset. See Note 15 - Taxes on Income.

The following table summarizes the combined results of operations that have been segregated and reported as discontinued operations in the Condensed Consolidated Statement of Operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)

Operating revenue	$41,891	$68,568	$512,935	$493,952
Operating income (loss)	2,108	(6,228)	57,079	46,450
Net earnings (loss) from discontinued operations (1)	(174,473)	(6,488)	(152,531)	27,347

Net earnings (loss) available from discontinued operations
per share:
Basic	$(1.50)	$(0.06)	$(1.35)	$0.25
Diluted	$(1.48)	$(0.06)	$(1.31)	$0.25
(1)	Net earnings (loss) from discontinued operations do not include any allocation of corporate interest expense or other corporate costs.

20. Subsequent Events

On October 23, 2006, the Company issued $600.0 million in junior subordinated notes at a fixed/floating interest rate of 7.20 percent due November 1, 2066. In connection with the issuance of the junior subordinated notes, the Company incurred underwriting and discount costs of $9.0 million. The debt was priced to the public at 99.844 percent, resulting in $590.1 million in proceeds to the Company. The outstanding Bridge Loan balance of approximately $525 million was retired using the proceeds from the debt offering and the remaining approximately $65.0 million of debt offering proceeds were used to pay down a portion of the Company’s credit facilities.

On November 1, 2006, Energy Transfer completed its transaction with GE to acquire the 50 percent Class B membership interest in CCE Holdings from GE and other investors. As a result of the completion of the transaction with GE, Energy Transfer is now a 50 percent joint venture partner in CCE Holdings with a wholly owned subsidiary of the Company. It is expected that Energy Transfer and CCE Holdings will close the transactions contemplated by the Redemption Agreement prior to the end of the fourth quarter of 2006, upon the satisfaction of customary closing conditions.

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

OVERVIEW

The Company’s business purpose is to provide gathering, processing, transportation, storage and distribution of natural gas and natural gas liquids in a safe, efficient and dependable manner. The Company’s operating segments are aggregated into reportable business segments based on similarities in economic characteristics, products and services, types of customers, methods of distribution and regulatory environment. The Company operates in three reportable segments. The Transportation and Storage segment is primarily engaged in the interstate transportation and storage of natural gas in the Midwest and Southwest and from the Gulf Coast to Florida, and also provides LNG terminalling and regasification services. Its operations are conducted through Panhandle Energy. The Gathering and Processing segment is primarily engaged in the gathering, transmission, treating, processing and redelivery of natural gas and natural gas liquids in Texas and New Mexico. Its operations are conducted through Southern Union Gas Services. The Distribution segment is primarily engaged in the local distribution of natural gas in Missouri and Massachusetts. The Company’s discontinued operations relate to its PG Energy natural gas distribution division in Pennsylvania and the Rhode Island operations of its New England Gas Company natural gas division. On August 24, 2006, the Company completed the divestiture of the assets of its PG Energy natural gas distribution division to UGI Corporation for $580 million in cash, subject to certain working capital adjustments. Additionally, on August 24, 2006, the Company completed the divestiture of the Rhode Island assets of its New England Gas Company natural gas distribution division to National Grid USA for $575 million in cash, less the assumption of approximately $77 million of debt and subject to certain working capital adjustments.

RESULTS OF OPERATIONS

Overview

The Company believes that its acquisition of Panhandle on June 11, 2003, its investment in CCE Holdings on November 17, 2004, its acquisition of Sid Richardson Energy Services on March 1, 2006, and the sales of the Rhode Island operations of its New England Gas Company natural gas distribution division and the assets of its PG Energy natural gas distribution division represent significant steps undertaken by the Company in its transformation into a higher return business with significant growth opportunities.

On September 14, 2006, Energy Transfer entered into the CCE Acquisition Agreement to acquire the 50 percent Class B membership interest in CCE Holdings from GE Energy Financial Services and other investors. In addition, on September 14, 2006, Energy Transfer and CCE Holdings entered into the Redemption Agreement, pursuant to which Energy Transfer’s 50 percent ownership interest in CCE Holdings would be redeemed in exchange for 100 percent of the equity interests in Transwestern. Pursuant to the Redemption Agreement, CCE Holdings is obligated to retire approximately $455 million of indebtedness of Transwestern Holding.  This debt, which is callable upon change in ownership structure, is expected to be refinanced if Transwestern Holding is unable to obtain lender consents to the change in control.  The transactions contemplated by the CCE Acquisition Agreement closed on November 1, 2006, and the transactions contemplated by the Redemption Agreement are expected to close in the fourth quarter of 2006 pending satisfaction of customary closing conditions. Upon closing of both transactions, the Company will own 100 percent of CCE Holdings and CCE Holdings will own 50 percent of Citrus Corp., the holding company for Florida Gas. Because of the definitive agreement to transfer Transwestern’s ownership interest to Energy Transfer, CCE Holdings reports Transwestern’s operating results as discontinued operations.

The Company evaluates segment performance based on several factors, of which the primary financial measure is EBIT. EBIT may not be comparable to measurements used by other companies and should be considered in conjunction with net income and other performance measures such as operating income or operating cash flow.

The following table provides a reconciliation of EBIT (by segment) to Net earnings (loss) available for common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
EBIT:
Transportation and storage segment	$85,990	$68,097	$248,802	$207,974
Gathering and processing segment	17,001	-	42,031	-
Distribution segment	(4,865)	3,835	18,748	33,633
Corporate and other	(9,718)	(4,535)	17,508	(10,093)
Total EBIT	88,408	67,397	327,089	231,514
Interest	56,929	31,558	162,128	95,041
Federal and state income taxes	19,650	9,761	63,392	36,359
Net earnings from continuing operations	11,829	26,078	101,569	100,114

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	(27,438)	(8,019)	6,111	43,000
Federal and state income taxes (benefit)	147,035	(1,532)	158,642	15,652
Net earnings (loss) from discontinued operations	(174,473)	(6,487)	(152,531)	27,348

Net earnings (loss)	(162,644)	19,591	(50,962)	127,462

Preferred stock dividends	4,341	4,342	13,023	13,023

Net earnings (loss) available for common stockholders	$(166,985)	$15,249	$(63,985)	$114,439

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

On September 15, 2006, the Company announced a series of transactions and definitive agreements involving the Company and certain of its subsidiaries designed to result in the Company indirectly owning a 50 percent interest in Florida Gas and eliminating its ownership interest in Transwestern. The transactions contemplated by the CCE Acquisition Agreement closed on November 1, 2006 and the transactions contemplated by the Redemption Agreement are expected to close in the fourth quarter of 2006 pending satisfaction of customary closing conditions. Upon closing of such transactions, the Company will indirectly own 100 percent of CCE Holdings and CCE Holdings will own 50 percent of Citrus Corp., the holding company for Florida Gas.

The following table presents the results of operations applicable to the Company’s Transportation and Storage segment for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Transportation and Storage Segment	2006	2005	2006	2005
	(In thousands)		(In thousands)

Operating revenues	$143,397	$115,945	$422,149	$361,766

Operating expenses	51,920	47,378	149,340	145,693
Depreciation and amortization	18,364	15,145	52,823	45,537
Taxes other than on income and revenues	6,327	7,313	21,069	21,518
Total operating income	66,786	46,109	198,917	149,018
Earnings from unconsolidated investments	19,382	21,916	46,769	57,569
Other income (expense), net	(178)	72	3,116	1,387
EBIT	$85,990	$68,097	$248,802	$207,974

Operating information:
Panhandle Energy - volumes transported (in trillion
British thermal units (TBtu))	271	250	861	907
CCE Holdings (TBtu) (1)	375	362	1037	982

(1) Transportation volumes presented for CCE Holdings are not adjusted to reflect the Company's 50 percent share.

Three-month period ended September 30, 2006 versus the three-month period ended September 30, 2005. The $17.9 million EBIT improvement in the three-month period ended September 30, 2006 versus the same period in 2005 was primarily due to improved contributions from Panhandle totaling $20.5 million, partially offset by $2.6 million of lower equity earnings from the Company’s investment in CCE Holdings.

Panhandle’s $20.5 million EBIT improvement was primarily related to the following items:
•	Higher operating revenues of $27.5 million primarily due to:
o
A $17.3 million increase in LNG terminalling revenue due to expanded vaporization capacity, a base capacity increase on the BG LNG Services contract and higher volumes resulting from an increase in cargoes;

o
Increased transportation and storage revenue of $7.3 million due to higher reservation revenues of $4.2 million, which were primarily driven by higher average rates on contracts, higher parking revenues of $3.1 million and higher storage revenue of $1.7 million due to increased contracted capacity. These increases were partially offset by lower usage revenues of $1.7 million primarily on Sea Robin resulting from the impact of the hurricanes that occurred in the third quarter of 2005; and

o	Increased other revenue of $2.9 million primarily due to non-recurring operational sales of gas in 2006.
•	Higher operating expenses of $4.5 million primarily due to:
o	Approximately $1.8 million of higher pipeline assessment costs;
o	Approximately $1.8 million of higher maintenance project costs;
o	Higher corporate charges of $1.4 million primarily due to higher service costs; and
o	$801,000 of higher fuel and electric power tracker costs.
o	Such increases were partially offset by a $2.1 million decrease in benefit costs primarily related to lower postretirement benefit expenses and lower medical claims accruals;
•	Increased depreciation and amortization expense of $3.2 million due to an increase in property, plant and equipment placed in service, including the LNG Phase I and Phase II expansions; and
•	A decrease in taxes other than on income of $1.0 million primarily due to lower property tax accruals during the period.

Equity earnings were lower by $2.5 million primarily due to lower income from discontinued operations of $2.4 million (adjusted to reflect the Company’s 50 percent share) related to Transwestern primarily due to:
•	Lower operating revenue of $3.7 million primarily related to the replacement of expired contracts at discounted rates;
•	Lower depreciation expense of $0.6 million primarily related to the cessation of depreciation expense in connection with the impending sale of Transwestern; and
•	Lower interest expense of $0.6 million due to lower debt balances.

Nine-month period ended September 30, 2006 versus the nine-month period ended September 30, 2005. The $40.8 million EBIT improvement in the nine-month period ended September 30, 2006 versus the same period in 2005 was primarily due to improved contributions from Panhandle totaling $51.7 million, partially offset by $10.9 million of lower equity earnings from the Company’s investment in CCE Holdings.

Panhandle’s $51.7 million EBIT improvement was primarily related to the following items:
•	Higher operating revenues of $60.4 million primarily due to:
o
A $37.1 million increase in LNG terminalling revenue due to expanded vaporization capacity, a base capacity increase on the BG LNG Services contract and higher volumes resulting from an increase in cargoes;

o
Increased transportation and storage revenue of $15.7 million due to higher reservation revenues of $12.9 million which were primarily driven by higher average rates on contracts, higher parking revenues of $4.6 million and higher storage revenue of $3.1 million due to increased contracted capacity. These increases were partially offset by lower usage revenues of $4.9 million primarily on Sea Robin resulting from the impact of the hurricanes that occurred in the third quarter of 2005; and

o	Increased other revenue of $7.7 million primarily due to non-recurring operational sales of gas in 2006.
•	Higher operating expenses of $3.6 million primarily due to:
o	Approximately $3.1 million of higher pipeline assessment costs;
o	Approximately $2.5 million of higher maintenance project costs;
o	$1.4 million of lower fuel recoveries recorded on Sea Robin in 2006 versus 2005;
o	$1.3 million in 2006 for inspections of facilities due to Hurricane Rita; and
o	$1.4 million of higher fuel and electric power tracker costs associated with greater LNG cargo activity.
o	These increases were partially offset by a $5.8 million decrease in benefit costs primarily related to lower postretirement benefit expenses and lower medical claims accounts.
•	Increased depreciation and amortization expense of $7.3 million due to an increase in property, plant and equipment placed in service, including the LNG Phase I and Phase II expansions; and
•	A $1.7 million increase in other income, net primarily due to a gain on sale of certain Trunkline assets.

Equity earnings were lower by $10.8 million primarily due to lower income from discontinued operations of $10.3 million (adjusted to reflect the Company’s 50 percent share) related to Transwestern primarily due to:
•
Lower net revenues of $4.3 million primarily related to an $8.7 million impact from a decrease in transportation volumes associated with the replacement of expired contracts at discounted rates, partially offset by $4.2 million of increased operational gas sales revenue, driven by a 18 percent increase in sales volumes offset by a 6 percent decrease in average pricing;

•
Higher operating expense of $5.3 million primarily related to the higher system balancing expenses of $3.7 million and $0.6 million of higher electricity costs due to the addition of San Juan compression; and

•	Lower other income, net of $0.7 million due to lower capitalized equity cost during construction of $1.6 million primarily due to the completion of the San Juan expansion project in May 2005, partially offset by lower interest expense of $0.9 million due to lower debt balances.

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

The following table presents the results of operations applicable to the Company’s Gathering and Processing segment:

	Three Months Ended	Nine Months Ended
Gathering and Processing Segment	September 30, 2006	September 30, 2006 (1)
	(In thousands)	(In thousands)

Operating revenues	$ 347,386	$ 779,711
Cost of gas and other energy	298,104	663,331
Operating expense	18,375	42,675
Depreciation and amortization	13,932	32,884
Total operating income	16,975	40,821
Earnings (loss) from unconsolidated investments	(309)	(309)
Other income, net	335	1,519
EBIT	$ 17,001	$ 42,031

Operating information:
Volumes:
Average natural gas processed volumes (MMbtu/day)	448,296	453,847
Average liquids processed volumes (gallons/day)	1,435,890	1,443,317
Prices:
Average WAHA natural gas daily price ($/MMbtu)	$5.70	$5.72
Average natural gas liquids daily price ($/gallon)	$1.02	$0.97
Average plant processing spread ($/gallon)	$0.52	$0.46

(1) Represents results of operations for the period subsequent to the March 1, 2006 acquisition.

A significant portion of Southern Union Gas Services’ margin is impacted by natural gas commodity prices. As natural gas and natural gas liquid commodity prices increase, the Company’s margin generally increases. Southern Union Gas Services’ results of operations for the periods reported subsequent to the March 1, 2006 acquisition were favorably impacted by larger processing spreads associated with higher natural gas liquids prices, partially offset by low natural gas prices and certain operating expense increases currently being experienced by the energy sector.

The Company has purchased commodity-based put options to reduce the downside commodity price risk of the Southern Union Gas Services business. Accordingly, the Company has purchased put options for its natural gas and natural gas liquids products.

Certain put options have been designated as cash flow hedges in accordance with Statement No. 133. Changes in fair value of the put options designated as hedges are recorded in Accumulated other comprehensive loss and reclassified to earnings in the period the sales occur. For the three- and nine- month periods ended September 30, 2006, the Company reclassified into Operating revenues of the Gathering and Processing segment $3.2 million ($2.0 million, net of tax) and $3.9 million ($2.5 million, net of tax), respectively, of previously deferred gains recorded in Accumulated other comprehensive loss. The Company estimates $14.6 million of additional earnings will be reclassified during the next twelve months from the $15.1 million ($9.4 million, net of tax) gain included in its

Accumulated other comprehensive loss balance at September 30, 2006.

During the three- and nine-month periods ended September 30, 2006, the Company realized $21.5 million and $49.9 million, respectively, in settlement value associated with the hedged put options. The Company recorded earnings of $466,000 associated with the cash settlements.

Southern Union Gas Services has also purchased certain derivatives which have not been designated as accounting hedges. For the three- and nine-month periods ended September 30, 2006, pre-tax gains of $2.7 million and $3.1 million, respectively, were recorded associated with mark-to-market adjustments on the non-hedged derivatives. Additionally, pre-tax losses associated with settlements on these derivatives of $2.6 million and $4.8 million were recorded for the three- and nine-month periods ended September 30, 2006, respectively.

For further information related to Southern Union Gas Services' commodity-based put options, see Part 1. ITEM 1. Financial Information (Unaudited), Note 12 - Derivative Instruments and Hedging Activities, in this Quarterly Report on Form 10-Q.

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

The following table presents the results of continuing operations applicable to the Company’s Distribution segment and excludes the results of discontinued operations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Distribution Segment	2006	2005	2006	2005
	(In thousands)		(In thousands)

Net Operating revenue (1)	$ 29,275	$ 28,310	$ 124,011	$ 130,718

Operating expense	23,270	19,699	71,568	70,671
Depreciation and amortization	7,514	7,198	22,889	22,332
Taxes other than on income and revenues	2,270	(3,195)	7,585	1,802
Total operating income (loss)	(3,779)	4,608	21,969	35,913
Other expense, net	(1,086)	(773)	(3,221)	(2,280)
EBIT	$(4,865)	$3,835	$18,748	$33,633

(1) Operating revenues for the Distribution segment are reported net of Cost of gas and other energy and Revenue-related taxes, which are pass-through costs.

Three-month period ended September 30, 2006 versus the three-month period ended September 30, 2005. The $8.7 million EBIT reduction in the three-month period ended September 30, 2006 versus the same period in 2005 was primarily due to:
•	Higher taxes other than on income and revenues of $5.5 million primarily due to refunds received for Missouri property tax settlements in 2005; and
•
Higher operating expenses of $3.6 million primarily due to increased pension costs related to an adjustment made in 2005 related to the net deferral of pension costs permitted by an MPSC rate order authorization.

Nine-month period ended September 30, 2006 versus the nine-month period ended September 30, 2005. The $14.9 million EBIT reduction in the nine-month period ended September 30, 2006 versus the same period in 2005 was primarily due to the following items:
•
Net operating revenues were $6.7 million lower primarily due to a 10 percent reduction in consumption volumes resulting from the warmer than normal weather, as evidenced by a 15 percent reduction in degree days; and

•	Higher taxes other than on income and revenues of $5.8 million primarily due to refunds received for Missouri property tax settlements in 2005.

Corporate and Other

Except for revenue related to the Management Agreement associated with CCE Holdings, Corporate and Other consists of corporate operations that do not generate operating revenues and certain subsidiaries established to support and expand natural gas sales and other energy sales.

Three-month period ended September 30, 2006 versus the three-month period ended September 30, 2005. The $5.2 million EBIT reduction in the three-month period ended September 30, 2006 versus the same period in 2005 was primarily due to the following items:
•	Executive bonus compensation of $12.8 million awarded by the compensation committee of the Company's Board of Directors in 2006 in respect of transactional activity;
•	Impact of a $1.5 million true up reduction of injuries and damages insurance expense recorded in 2006;
•	Gain on sales of land of $1.0 million; and
•	Non-cash compensation expense of $3.8 million incurred in 2005.

Nine-month period ended September 30, 2006 versus the nine-month period ended September 30, 2005. The $27.6 million EBIT improvement in the nine-month period ended September 30, 2006 versus the same period in 2005 was primarily due to the following items:
•	A mark-to-market gain of $37.2 million on put options for the pre-acquisition period associated with the March 1, 2006 acquisition of Sid Richardson Energy Services;
•	Negative impact of $12.8 million of executive bonus compensation awarded in the third quarter of 2006;
•	A $1.5 million true up reduction of injuries and damages insurance expense recorded in the third quarter of 2006;
•	Gain on sales of land of $1.0 million realized in the third quarter of 2006;
•	Negative impact of a first quarter 2006 $6.5 million write down in the carrying value of the Scranton corporate building;
•	Negative impact of $2.5 million of corporate stock-based compensation costs resulting from the implementation of Statement No. 123R in 2006;
•	Negative impact of a $1.0 million charge to record a reserve in March 2006 for final estimated costs resulting from a sales and use tax audit;
•	Impact of $3.8 million of non-cash compensation expense in the third quarter of 2005.
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

Interest Expense

Three-month period ended September 30, 2006 versus the three-month period ended September 30, 2005. Interest expense was $25.4 million higher in 2006 compared with 2005 primarily due to:
•
Interest expense of $17.6 million and debt issuance cost amortization of $2.6 million (which was amortized over a six-month period) associated with the bridge loan facility entered into to finance the acquisition of Sid Richardson Energy Services;

•
Increased interest expense of $0.8 million associated with borrowings under the Company’s credit agreements primarily due to higher average outstanding balances and higher interest rates in 2006 versus 2005; and

•	Increased interest expense of $3.3 million related to Panhandle debt primarily due to higher average interest rates in 2006 versus 2005.

Nine-month period ended September 30, 2006 versus the nine-month period ended September 30, 2005. Interest expense was $67.1 million higher in 2006 compared with 2005 primarily due to:
•	Interest expense of $47.3 million and debt issuance cost amortization of $7.8 million (which was amortized over a six-month period) associated with the bridge loan facility entered into to finance the acquisition of Sid Richardson Energy Services;
•
Increased interest expense of $5.8 million associated with borrowings under the Company’s credit agreements primarily due to higher average outstanding balances and higher interest rates in 2006 versus 2005;

•	Increased interest expense of $9.1 million related to Panhandle debt primarily due to higher average interest rates in 2006 versus 2005; and
•	Decreased interest expense of $3.1 million related to the $407 million bridge loan paid off in 2005 that was used to finance a portion of the Company’s investment in CCE Holdings.

The Company used the approximately $1.1 billion in proceeds from the sales of the Rhode Island assets of its New England Gas Company natural gas distribution division and its PG Energy natural gas distribution division to pay down a portion of the Bridge Loan during the third quarter of 2006. The Bridge Loan was retired in October 2006 with debt financing. (See Note 20 - Subsequent Events.)

Federal and State Income Taxes from Continuing Operations

The Company's estimated annual consolidated federal and state effective income tax rate (EITR) from continuing operations for the three-month periods ended September 30, 2006 and 2005 was 62 percent and 27 percent, respectively. The Company's EITR from continuing operations for the nine-month periods ended September 30, 2006 and 2005 was 38 percent and 27 percent, respectively.

The increase in the EITR from continuing operations for both the three-month and nine-month periods was primarily due to:
•
The 2005 release of an $11.9 million valuation allowance, which was not available in 2006. The valuation allowance was originally established in 2004 for a deferred tax asset related to the difference between the book and tax basis of the Company’s investment in CCE Holdings. The Company determined that this valuation allowance was no longer necessary because the book income from CCE Holdings was substantially greater than the taxable income for 2005 and is expected to continue to be higher for the foreseeable future;

•	Non deductible executive compensation paid in 2006 of $14.3 million, of which $12.5 million was paid in the three-month period ended September 30, 2006; and
•
A $5.6 million adjustment to the Company’s net deferred tax liabilities as a result of an increase in the Company’s overall estimated state income tax rate.  This increase is directly related to the sales of the assets of the PG Energy natural gas distribution division and the Rhode Island assets of the New England Gas Company natural gas distribution division, which operations were generally in states with a lower effective state income tax rate.

Internal Revenue Service Audit.

Effective January 1, 2003, the Company consummated the sale of its Southern Union Gas Company natural gas operating division and related assets (Texas Operations) to ONEOK Inc. (ONEOK) for approximately $437 million. The sale of the Texas Operations and the acquisition of Panhandle Energy were structured in a manner intended to qualify as a like-kind exchange of property under Section 1031 of the IRS Code. If like-kind exchange treatment were not to apply to these transactions, most of the tax gain realized with respect to the sale of the Texas Operations would be recognized currently.

The Internal Revenue Service is currently reviewing the Company’s tax return for the fiscal year ended June 30, 2003 which includes the like-kind exchange of the sale of its Texas Operations to ONEOK. The Company anticipates the conclusion and favorable settlement of this audit in the fourth quarter of 2006 resulting in the Company retaining a substantial portion of the $90 million of income tax deferral of the like-kind exchange structure.

Net Earnings from Discontinued Operations

Net earnings from discontinued operations for the three- and nine- month periods ended September 30, 2006 and 2005 are related to the assets of the PG Energy natural gas distribution division in Pennsylvania and the Rhode Island assets of the New England Gas Company natural gas distribution division, which were sold on August 24, 2006. Earnings from discontinued operations before income taxes for the three-month period ended September 30, 2006 versus the same period in 2005 were $19.4 million lower.

Such reduction was primarily due to additional losses of $29.2 million resulting from the sale of the assets, partially offset by higher operating income of $8.3 million principally related to lower depreciation expense of $7.1 million in the 2006 period resulting from the cessation of such expense subsequent to January 2006 after approval of the Company's Board of Directors to dispose of the applicable assets.

Earnings from discontinued operations before income taxes for the nine-month period ended September 30, 2006 versus the same period in 2005 was $36.9 million lower primarily due to the loss of $48.6 million resulting from the sale of the assets, partially offset by higher operating income of $10.6 million in the 2006 period versus the 2005 period.  The higher operating income was primarily due to lower depreciation expense of $23.1 million offset by unfavorable operating results primarily due to warmer weather in 2006 versus 2005.  Significant components contributing to the $48.6 million loss include $19.4 million of asset impairment charges related to increases in plant, property and equipment during 2006, incurring selling costs of $5.4 million, and charges associated with pre-closing arrangements between the Company and UGI Corporation and National  Grid USA, principally consisting of $15.1 million of pension funding requirements and $5.8 million of premiums related to early retirement of debt.

The Company's EITR from discontinued operations for the three-month periods ended September 30, 2006 and 2005 was (536) percent and 19 percent, respectively. The Company's EITR from discontinued operations for the nine-month periods ended September 30, 2006 and 2005 was 2,596 percent and 36 percent, respectively.
The increase in the EITR for both the three-month and nine-month periods was primarily due to of the following items resulting from the disposition of the assets of the PG Energy natural gas distribution division and the Rhode Island assets of the New England Gas Company natural gas distribution division:
•
The Company incurred $141.2 million of income tax expense resulting from $376 million of non-deductible goodwill associated with the book loss arising from the sale of the assets of the PG Energy natural gas distribution division and the Rhode Island assets of the New England Gas Company natural gas distribution division; and

•	The Company incurred income tax expense of $17.5 million as a result of the write off of a tax related regulatory asset of PG Energy.

Like-Kind Exchange Treatment Related to Year 2006 Disposition and Acquisitions.

Similar to the sale of the Texas Operations in 2003 (as discussed in Federal and State Income taxes from Continuing Operations above), the Company intends to structure the sale of the assets of its PG Energy natural gas distribution division and the Rhode Island assets of its New England Gas Company natural gas distribution division and the acquisition of Sid Richardson Energy Services assets in a manner intended to qualify as a like-kind exchange of property under Section 1031 of the IRS Code.

If like-kind exchange treatment were not to apply to these transactions, most of the tax gain deferred with respect to the sale of these assets would be recognized currently. The like-kind exchange rules of the Internal Revenue Code are highly complex and their application to the sale of the PG Energy natural gas distribution division and the Rhode Island assets of the New England Gas Company natural gas distribution division and the acquisition of the Sid Richardson Energy Services assets is subject to interpretation. If the Internal Revenue Service successfully denied the benefits of Section 1031 to these 2006 transactions, the Company could be required to pay approximately $230.0 million of additional income tax (before any interest or penalty) for the 2006 taxable year. Under such circumstances, the Company expects that it would be entitled over time to additional depreciation deductions with respect to the Sid Richardson Energy Services assets resulting from the higher tax basis in such assets that would exist if the benefits of Section 1031 were not available.

Preferred Stock Dividends

There was no change in dividends on preferred securities for the nine-month periods ended September 30, 2006 and 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated from internal operations constitutes the Company’s primary source of liquidity. Additional sources of liquidity may include use of available credit facilities, various equity offerings, project and bank financings, issuance of long-term debt and proceeds from asset dispositions.

Operating Activities

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

Nine-month period ended September 30, 2006 versus the nine-month period ended September 30, 2005. Cash flows provided by operating activities were $328.7 million for the nine months ended September 30, 2006 compared with cash flows provided by operating activities of $251.9 million for the same period in 2005. Cash flows provided by operating activities before changes in operating assets and liabilities for 2006 were $231.0 million compared with $239.1 million for 2005. Changes in operating assets and liabilities provided cash of $97.7 million in 2006 and $12.8 million for the same period in 2005. After adjusting for the $58.3 million of cash provided by the operating activities of discontinued operations, cash provided by operating assets and liabilities in 2006 was $39.5 million, resulting in an increase of cash of $26.7 million in the nine-month period ended September 30, 2006 versus the same period in 2005. The increase of cash of $26.7 million is primarily related to the receipt of $49.4 million from cash settlements of put options and other increases of operating activities from the Gathering and Processing segment, partially offset by increased usage of cash primarily related to the higher cost of natural gas purchases and related replenishment of natural gas inventory levels in the 2006 period versus 2005.

Investing Activities

Summary

The Company’s business strategy includes making prudent capital expenditures across its base of interstate transmission, gathering and processing and distribution assets and growing through the selective acquisition of assets in order to position itself favorably in the evolving North American natural gas markets.

Cash flow changes associated with these objectives resulted primarily from the $1.54 billion (net of $53.2 million cash received) March 1, 2006 acquisition of Sid Richardson Energy Services and ongoing expansion of the Company’s existing asset base through that acquisition and additions to property, plant and equipment in 2006, partially offset by the proceeds of approximately $1.1 billion from the sales of the assets of its PG Energy natural gas distribution division and the Rhode Island assets of its New England Gas Company natural gas distribution division on August 24,

2006. The following table presents a summary of additions to property, plant and equipment in continuing operations by segment, including additions related to major projects for the periods presented.

	Nine Months Ended September 30,
Property, Plant and Equipment Additions	2006	2005
	(In thousands)
Transportation and Storage Segment
LNG Terminal Expansions	$ 46,416	$ 64,253
Trunkline LNG Loop	3,161	22,297
East End Enhancement	26,197	-
Pipeline Integrity	17,741	16,535
System Reliability	11,459	13,143
Information Technology	5,656	4,531
Other	37,310	22,555
Total	147,940	143,314

Gathering and Processing Segment (1)	27,991	-

Distribution Segment
Missouri Safety Program	9,745	9,093
Other, primarily system replacement and expansion	25,676	50,552
Total	35,421	59,645

Corporate and other	2,284	(703)

Total (2)	$ 213,636	$ 202,256

(1) Reflects expenditures for March 2006 for the period subsequent to the March 1, 2006 acquisition of Sid Richardson Energy Services versus the nine-month period ended September 30, 2006.
(2) Includes net capital accruals totaling ($14.5) million and $8.8 million for the nine-month periods ended September 30, 2006 and 2005, respectively.

Principal Capital Expenditure Projects

The following is a summary update of the Company’s principal capital expenditure projects, which should be read in conjunction with the related liquidity information in the Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure included in the Company’s Form 8-K dated July 17, 2006 filed with the SEC.

LNG Terminal Enhancement. On March 31, 2006, the Company filed for regulatory approval with FERC for an additional enhancement of Trunkline LNG’s terminal. This infrastructure enhancement project, which is expected to cost approximately $250.0 million, plus capitalized interest, will increase send out flexibility at the terminal and lower fuel costs.  The project is planned to be in operation in 2008. In addition, Trunkline LNG and BG LNG Services agreed to extend the existing terminal and pipeline services agreements through 2028, representing a five-year extension.

Compression Modernization. The Company has received regulatory authorization to modernize and replace various compression facilities on PEPL. Such replacements will be made at 12 different compressor stations and will be installed through the end of 2009. The estimated cost of these replacements is approximately $290.0 million, which includes the compression component of a PEPL east end enhancement project already under construction. The Company has also filed for approval to replace approximately 32 miles of existing pipeline on the east end of the PEPL system at an estimated cost of approximately $60.0 million, which would further improve system integrity.  The project is planned to be completed in late 2007.

Trunkline Field Zone Expansion Project. Trunkline has announced a Field Zone Expansion project, which includes adding capacity to its pipeline system in Texas and Louisiana to increase deliveries to Henry Hub. The Field Zone Expansion project includes the previously announced North Texas Expansion as well as additional capacity to Henry

Hub. Trunkline will increase the capacity along existing right of way from Kountze, Texas, to Longville, Louisiana, by approximately 510 million cubic feet per day with the construction of approximately 45 miles of 36-inch diameter pipeline. The project includes horsepower additions and modifications at existing compressor stations. Trunkline also will create additional capacity to Henry Hub with the construction of a 13.5-mile, 36-inch diameter pipeline loop from Kaplan, Louisiana, directly into Henry Hub. The Henry Hub lateral will provide capacity of 475 million cubic feet per day from Kaplan, Louisiana to Henry Hub. Trunkline filed the project with FERC on September 11, 2006 with an anticipated in-service date of the fourth quarter of 2007. The project is currently being modified and the cost estimate has been revised to approximately $200.0 million plus capitalized interest, including a $40.0 million contribution in aid of construction to a subsidiary of Energy Transfer toward construction costs to be incurred by Energy Transfer to move its delivery point to a location near Buna, Texas, increasing the Field Zone Project capacity by up to 330,000 dekatherms per day.

Hurricane-Related Expenditures. Late in the third quarter of 2005, after coming through the Gulf of Mexico, Hurricanes Katrina and Rita came ashore along the Upper Gulf Coast. These hurricanes caused damage to property and equipment owned by Sea Robin, Trunkline, and Trunkline LNG. Based on the latest damage assessments, there are revenue, expense and capital impacts resulting from Hurricanes Katrina and Rita in 2005 and 2006, mostly impacting Sea Robin and Trunkline LNG. Estimated capital outlays of approximately $30.0 million are expected in 2006 and early 2007, of which $19.7 million was spent during the nine-month period ended September 30, 2006. The revenue losses impacting operating results, now estimated at $3.0 million for 2006, relate primarily to reduced volumes on Sea Robin, which are expected to continue into the latter portion of 2006.

The Company anticipates reimbursement from its property insurance carriers for a significant portion of damages from Hurricane Rita in excess of its $5.0 million deductible. Such reimbursement is currently estimated by the Company’s property insurance carrier ultimately to be limited to 70 percent of the portion of the claimed damages accepted by the insurance carrier, but the amount is subject to the level of total ultimate claims from all companies relative to the carrier’s $1.0 billion total limit on payout per claim.

In addition, after the 2005 hurricanes, the MMS mandated inspections by leaseholders and pipeline operators along the hurricane tracks. The Company has detected exposed pipe and other facilities on Trunkline and Sea Robin that must be re-covered to comply with the regulations. Associated with this, there was approximately $1.3 million of inspection related expense recorded in 2006 operating results. Additional capital expenditures are estimated at $5.0 million. The Company will seek recovery of these expense and capital amounts as part of the hurricane related claim.

Financing Activities
Summary

In conjunction with financing activities, the Company continues to pursue opportunities to enhance its credit profile by reducing its ratio of total debt to total capital. At September 30, 2006, the Company’s ratio of total debt to total capital was 59 percent, including the remaining balance of approximately $525 million on the Bridge Loan used to temporarily finance the acquisition of Sid Richardson Energy Services, which was retired on October 23, 2006 (See Note 20 - Subsequent Events). Excluding the Bridge Loan, the ratio of total debt to total capital would be 54 percent. The issuance of common stock, equity units and preferred stock and use of proceeds therefrom to reduce debt or limit use of debt in conjunction with acquisitions is continued evidence of the Company’s commitment to strengthen its balance sheet and solidify its current investment grade status.

Cash flows provided by financing activities were $349.6 million for the nine-month period ended September 30, 2006 compared with cash flows used by financing activities of $69.0 million for the same period in 2005. Financing activity cash flow changes were primarily due to cash provided from the $1.6 billion Bridge Loan used to fund the acquisition of Sid Richardson Energy Services, of which approximately $525 million remained outstanding at September 30, 2006, and $125.0 million of cash received from the issuance of stock under to the forward stock purchase contract associated with the 2.75% Senior Notes, partially offset by the $1.1 billion and $225.0 million payments against the Bridge Loan and credit facilities, respectively.

Debt Refinancing, Repayment and Issuance Activity

On March 1, 2006, Southern Union acquired Sid Richardson Energy Services for $1.6 billion in cash. The acquisition was funded under a bridge loan facility in the amount of $1.6 billion that was entered into on March 1, 2006 between the Company and its wholly-owned subsidiary, Enhanced Service Systems, Inc., as borrowers, and a group of banks as lenders. On August 24, 2006, the Company applied approximately $1.1 billion in net proceeds from the sales to the Bridge Loan. At September 30, 2006, a balance of approximately $525 million was outstanding on the Bridge Loan. On October 23, 2006, the Company retired the remainder of the Bridge Loan using a portion of the $590.1 million in proceeds received from the $600 junior subordinated debt offering. See Note 20 - Subsequent Events.

Interest expense totaling $17.6 and $47.3 million was incurred for the three months ended September 30, 2006 and for the period March 1 through September 30, 2006, respectively, at an average interest rate of 5.91 percent. Debt issuance costs totaling $9.2 million associated with the financing of the acquisition were incurred, of which $7.8 million is related to the Bridge Loan and $1.4 million is related to the placement of permanent financing. The Company amortized $2.6 million and $7.8 million of the debt issuance cost to interest expense during the quarter ended September 30, 2006 and for the period March 1 through September 30, 2006, respectively.

Expected Refinancing. The Company plans to refinance or retire its current debt with proceeds from one or a combination of (i) new public debt or equity offering(s); (ii) bank financings; (iii) operating activities; and (iv) existing credit facilities. The Company is in the preliminary stages of planning for the refinancing of debt coming due within the next twelve months. While an inability to repay these obligations would cause a material adverse change to the Company’s financial condition, the Company reasonably believes that it has the ability to refinance these obligations within the required timeframes, although there can be no assurances that the anticipated refinancings will occur.

Debt and Notes Payable Maturities and Other Debt Matters

The Company issued 2.5 million 5.75% Equity Units in connection with its June 2003 acquisition of Panhandle. Each 5.75% Equity Unit consisted of a $50 principal amount of 2.75% Senior Notes that matured August 16, 2006 and a forward stock purchase contract that entitled the holder to purchase Southern Union common stock on August 16, 2006 at a price based on the preceding 20-trading day average closing price subject to a minimum conversion price per share of $13.82 (in which case 9.044 million shares would be issued) and a maximum conversion price of $16.86 (in which case 7.413 million shares would be issued). On August 16, 2006, the Company remarketed the 2.75% Senior Notes. The interest rate on the Senior Notes was reset to 6.15% per annum effective on and after August 16, 2006. The Senior Notes will mature on August 16, 2008.  On August 16, 2006, the Company issued 7,413,074 shares of common stock for $125.0 million in conjunction with the remarketing of its 2.75% Senior Notes.

Balances of $195.0 million and $420.0 million were outstanding under the Company’s credit facilities at average effective interest rates of 5.87 percent and 4.73 percent at September 30, 2006 and December 31, 2005, respectively. As of November 3, 2006, there was a balance of $162.0 million outstanding under the Company’s credit facilities, with an effective annual interest rate of 5.87 percent.

The Company plans to refinance or retire its current debt and notes payable by accessing capital markets. An inability to repay these current obligations would cause a material adverse change to the Company’s financial condition.

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

Management and Board of Directors

On November 7, 2006, the Company announced that it had appointed Richard N. Marshall, 49, as Senior Vice President and Chief Financial Officer of the Company effective November 1, 2006. Mr. Marshall succeeds Julie H. Edwards in the position of Chief Financial Officer. Mr. Marshall has been treasurer of the Company since 2001. Previously, Mr. Marshall served in various financial and regulatory roles for Pennsylvania Enterprises, Inc., a natural gas distribution company in northeastern Pennsylvania, which was acquired by Southern Union in 1999.   Mr. Marshall succeeds Julie H. Edwards, who will remain with the Company as a senior vice president, focusing on corporate development activities.

On October 26, 2006, the Company announced that Mr. Adam M. Lindemann had notified management that he does not intend to stand for reelection as a director of the Company upon the expiration of his current term. Mr. Lindemann further advised management of his resignation, effective immediately, from the finance and investment committees of the Company’s board of directors. Mr. Lindemann, who has been a director since 1990, desires to devote more time to his other business interests.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Southern Union has established disclosure controls and procedures to ensure that information required to be disclosed by the Company, including consolidated entities, in reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. The Company performed an evaluation under the supervision and with the participation of management, including its CEO and CFO, and with the participation of personnel from its Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, Southern Union’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.

Changes in Internal Controls.

Management’s assessment of internal control over financial reporting as of December 31, 2005, was included in Southern Union’s Annual Report on Form 10-K filed on March 16, 2006.

Except for the resulting impact of the March 1, 2006 acquisition of Sid Richardson Energy Services, which is now doing business as Southern Union Gas Services, there have been no changes in internal control over financial reporting that occurred during the first nine months of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is currently evaluating the internal control over financial reporting associated with Southern Union Gas Services.

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

The Company’s natural gas gathering and processing business is dependent upon the purchases of hydrocarbons from producers and the sale or delivery of hydrocarbons to our customers.

Southern Union Gas Services receives hydrocarbons for purchase or transportation to market from over 200 producers and suppliers, none of which account for more than 15 percent of its total hydrocarbon throughput. The Company delivers for sale or transportation hydrocarbons to numerous downstream customers. In 2005, the Company made deliveries to more than 70 sales customers.

Because the Company sells its hydrocarbon products on a daily price basis into three distinct market areas (West Coast, Mid-Continent and the Texas Intrastate Market), its customer mix changes seasonally. In the second quarter of 2006, the Company made sales to over 83 sales customers.

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

Southern Union Gas Services’ fees are typically charged either (a) as a percentage of the volume of gas gathered and natural gas liquids processed through the Company’s facilities, or (b) for a specified fee for a range of services provided. The purchase price for the gas gathered and natural gas liquids processed by the Company is based on a market clearing index (typically a daily price) and is matched with the price at which the gas and liquids are ultimately sold to its market customers on the same basis. Therefore, Southern Union Gas Services’ operating margin is highly dependent on energy commodity prices.

To hedge against the commodity price risk of a downturn in energy prices, the Company purchased put options in December 2005 on the future prices for natural gas in 2006 and 2007. The Company believes that, given the relative price of natural gas and natural gas liquids in December 2005, natural gas was the appropriate commodity to hedge due to the contract and asset structure of Southern Union Gas Services.

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

N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

ITEM 5. OTHER INFORMATION

(a) All information required to be reported on Form 8-K for the quarter ended September 30, 2006 was appropriately reported.

(b) The following disclosure from the Company’s definitive proxy materials, filed with the SEC on March 30, 2006, has been corrected to reflect the Company’s by-laws as amended through May 9, 2005.

Q: How does a stockholder nominate someone to be considered for election as a director of Southern Union?

A: Any stockholder may recommend any person as a nominee for director of Southern Union by submitting such recommendation in writing to the Company's Corporate Governance Committee through its Chair at the principal executive offices of the Company at least 120 calendar days before the anniversary of the date of the Company’s proxy statement released to stockholders in connection with the previous year’s annual meeting of stockholders (which date will be December 6, 2006, for the 2007 Annual Meeting) or where the Company changes its annual meeting date by more than 30 days from year to year or holds director elections at a special meeting no later than ten days after the date of the notice of a special meeting or notice of an annual meeting . The notice must include certain information about the nominating stockholder and the nominee(s) as required by the by-laws. Certain persons are disqualified by the by-laws from serving as directors. A copy of the by-laws may be obtained from the Company's Corporate Secretary.

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

2(h)
Purchase and Sale Agreement by and among SRCG, Ltd. and SRG Genpar, L.P., as Sellers and Southern Union Panhandle LLC and Southern Union Gathering Company LLC, as Buyers, dated as of December 15, 2005. (Filed as Exhibit 10.1 to Southern Union’s Current Report on Form 8-K filed on December 16, 2005 and incorporated herein by reference.)

2(i)
Purchase and Sale Agreement between Southern Union Company and UGI Corporation, dated as of January 26, 2006 (Filed as Exhibit 10.1 to Southern Union’s Current Report on Form 8-K filed on January 30, 2006 and incorporated herein by reference.)

2(j) 2(k)

Purchase and Sale Agreement between Southern Union Company and National Grid USA, dated as of February 15, 2006 (Filed as Exhibit 10.1 to Southern Union’s Current Report on Form 8-K
filed on February 17, 2006 and incorporated herein by reference.)

Redemption Agreement by and between CCE Holdings, LLC and Energy Transfer Partners, L.P., dated as of September 14, 2006. ((Filed as Exhibit 10.1 to Southern Union’s Current Report on Form 8-K filed on September 18, 2006 and incorporated herein by reference.)

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

4(g) 4(h)
Form of Subordinated Debt Securities Indenture among Southern Union Company and The Chase Manhattan  Bank, N. A., as Trustee. (Filed as Exhibit 4-G to Southern Union's Registration Statement on Form S-3 (No. 33-58297) and incorporated herein by reference.)

The Second Supplemental Indenture to the Company’s May 10, 1995 Indenture pursuant to which the 7.20% 2006 Series A Junior Subordinated Notes Due 2066 will be issued and Form of the 2006 Series A Junior Subordinated Notes Due 2066.. (Filed as Exhibits 4.1 and 4.2. to Southern Union’s Current Report on Form 8-K filed on October 24, 2006, and incorporated herein by reference.)

4(i)
The Replacement Capital Covenant, dated as of October 23, 2006, by Southern Union Company, a Delaware corporation, in favor and for the benefit of each Covered Debtholder (as defined therein) Filed as Exhibit 4.3to Southern Union’s Current Report on Form 8-K filed on October 24, 2006, and incorporated herein by reference.)

4(j)
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

10(k)
Separation Agreement and General Release Agreement between John E. Brennan and Southern Union Company dated July 1, 2005 (Filed as Exhibit 10.1 to Southern Union’s Current Report on Form 8-K filed on July 5, 2005 and incorporated herein by reference.)

10(l)
Separation Agreement and General Release Agreement between David J. Kvapil and Southern Union Company dated July 1, 2005 (Filed as Exhibit 10.4 to Southern Union’s Current Report on Form 8-K filed on July 5, 2005 and incorporated herein by reference.)

10(m)	Southern Union Company Pennsylvania Division Stock Incentive Plan. (Filed as Exhibit 4 to Form S-8, SEC File No. 333-36146, filed on May 3, 2000 and incorporated herein by reference.)
10(n)	Southern Union Company Pennsylvania Division 1992 Stock Option Plan. (Filed as Exhibit 4 to Form S-8, SEC File No. 333-36150, filed on May 3, 2000 and incorporated herein by reference.)
10(o)	Second Amended and Restated Southern Union Company 2003 Stock and Incentive Plan. (Filed as Exhibit 4 to Form S-8, SEC File No. 333-, filed on November _, 2006 and incorporated herein by reference.)

10(p)
Second Amended and Restated Limited Liability Company Agreement of CCE Holdings, LLC between Energy Transfer Partners, L.P. and CCE Acquisition, LLC, dated November 1, 2006. (Form of agreement filed as Exhibit 10.3 to Southern Union’s Current Report on Form 8-K filed on September 18, 2006 and incorporated herein by reference.)

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

SOUTHERN UNION COMPANY
(Registrant)

Date November 9, 2006	By /s/ GEORGE E. ALDRICH
George E. Aldrich Vice President and Controller (authorized officer and principal accounting officer)