Form 10-Q
period 2007-06-30
SOUTHERN UNION CO
filed 2007-08-09
CIK 203248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
____________________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended

June 30, 2007

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
Yes       No  ✓

The number of shares of the registrant's Common Stock outstanding on August 3, 2007 was 120,020,719.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
FORM 10-Q
June 30, 2007

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,
	2007	2006
	(In thousands, except per share amounts)

Operating revenues (Note 15)	$588,049	$552,355

Operating expenses:
Cost of gas and other energy	324,626	330,297
Operating, maintenance and general	115,309	98,357
Depreciation and amortization	43,666	38,657
Revenue-related taxes	5,675	4,156
Taxes, other than on income and revenues	11,373	11,096
Total operating expenses	500,649	482,563
Operating income	87,400	69,792

Other income (expenses):
Interest expense	(51,146)	(62,978)
Earnings from unconsolidated investments	26,270	15,833
Other, net	3,474	1,550
Total other income (expenses), net	(21,402)	(45,595)

Earnings from continuing operations before income taxes	65,998	24,197

Federal and state income tax expense (Note 12)	15,023	7,876

Earnings from continuing operations	50,975	16,321

Discontinued operations (Note 16):
Losses from discontinued operations before income taxes	-	(4,460)
Federal and state income tax benefit (Note 12)	-	(1,873)
Loss from discontinued operations	-	(2,587)

Net earnings	50,975	13,734

Preferred stock dividends	(4,341)	(4,341)

Net earnings available for common stockholders	$46,634	$9,393

Net earnings available for common stockholders from
continuing operations per share:
Basic	$0.39	$0.11
Diluted	$0.39	$0.10

Net earnings available for common stockholders per share:
Basic	$0.39	$0.08
Diluted	$0.39	$0.08
Dividends declared on common stock per share	$0.10	$0.10

Weighted average shares outstanding (Note 5):
Basic	119,873	111,945
Diluted	120,799	114,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Six months ended June 30,
	2007	2006
	(In thousands, except per share amounts)

Operating revenues (Note 15)	$1,368,281	$1,099,521

Operating expenses:
Cost of gas and other energy	807,711	636,899
Operating, maintenance and general	210,504	177,135
Depreciation and amortization	87,130	69,521
Revenue-related taxes	22,694	20,373
Taxes, other than on income and revenues	23,248	22,954
Total operating expenses	1,151,287	926,882
Operating income	216,994	172,639

Other income (expenses):
Interest expense	(103,331)	(105,199)
Earnings from unconsolidated investments	57,166	27,399
Other, net	3,761	38,643
Total other income (expenses), net	(42,404)	(39,157)

Earnings from continuing operations before income taxes	174,590	133,482

Federal and state income tax expense (Note 12)	44,894	43,742

Earnings from continuing operations	129,696	89,740

Discontinued operations (Note 16):
Earnings from discontinued operations before income taxes	-	33,549
Federal and state income tax expense (Note 12)	-	11,607
Earnings from discontinued operations	-	21,942

Net earnings	129,696	111,682

Preferred stock dividends	(8,682)	(8,682)

Net earnings available for common stockholders	$121,014	$103,000

Net earnings available for common stockholders from
continuing operations per share:
Basic	$1.01	$0.72
Diluted	$1.00	$0.70

Net earnings available for common stockholders per share:
Basic	$1.01	$0.92
Diluted	$1.00	$0.90
Dividends declared on common stock per share	$0.20	$0.20

Weighted average shares outstanding (Note 5):
Basic	119,832	111,807
Diluted	120,546	114,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS

	June 30,	December 31,
	2007	2006
	(In thousands)
Current assets:
Cash and cash equivalents	$138	$5,751
Accounts receivable, net of allowances of
$6,470 and $4,830, respectively	244,247	298,231
Accounts receivable – affiliates	6,701	3,546
Inventories (Note 4)	256,388	241,137
Gas imbalances - receivable	94,915	69,877
Prepayments and other assets	33,082	72,317
Total current assets	635,471	690,859

Property, plant and equipment:
Plant in service	5,133,606	5,025,631
Construction work in progress	305,456	178,935
	5,439,062	5,204,566
Less accumulated depreciation and amortization	(702,049)	(620,139)
Net property, plant and equipment	4,737,013	4,584,427

Deferred charges:
Regulatory assets (Note 6)	70,673	65,865
Deferred charges	69,009	61,602
Total deferred charges	139,682	127,467

Unconsolidated investments (Note 7)	1,247,188	1,254,749

Goodwill	89,227	89,227

Other	34,858	36,061

Total assets	$6,883,439	$6,782,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

STOCKHOLDERS' EQUITY AND LIABILITIES

	June 30,	December 31,
	2007	2006
	(In thousands)
Stockholders’ equity:
Common stock, $1 par value; 200,000 shares authorized;
121,058 shares issued at June 30, 2007	$121,058	$120,718
Preferred stock, no par value; 6,000 shares authorized;
920 shares issued at June 30, 2007	230,000	230,000
Premium on capital stock	1,781,634	1,775,763
Less treasury stock: 1,060 and 1,059
shares, respectively, at cost	(27,724)	(27,708)
Less common stock held in trust: 775
and 863 shares, respectively	(14,822)	(14,628)
Deferred compensation plans	14,885	14,691
Accumulated other comprehensive loss (Note 3)	(1,333)	(901)
Retained earnings (deficit)	49,515	(47,527)
Total stockholders' equity	2,153,213	2,050,408

Long-term debt obligations (Note 10)	3,012,415	2,689,656

Total capitalization	5,165,628	4,740,064

Current liabilities:
Long-term debt and capital lease obligation
due within one year (Note 10)	115,384	461,011
Notes payable (Note 10)	111,000	100,000
Accounts payable and accrued liabilities	157,819	300,762
Federal, state and local taxes payable	35,728	30,828
Accrued interest	42,947	46,342
Customer deposits	13,763	14,670
Deferred gas purchases	6,877	15,551
Gas imbalances - payable	221,980	146,995
Other	149,360	84,665
Total current liabilities	854,858	1,200,824

Deferred credits	211,198	224,725

Accumulated deferred income taxes	651,755	617,177

Commitments and contingencies (Note 14)

Total stockholders' equity and liabilities	$6,883,439	$6,782,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Cash flows provided by (used in) operating activities:
Net earnings	$129,696	$111,682
Adjustments to reconcile net earnings to net cash flows
provided by operating activities:
Depreciation and amortization	87,130	71,500
Amortization of debt premium	(1,357)	(1,281)
Deferred income taxes	35,012	28,204
Provision for bad debts	9,350	18,005
Impairment of assets	-	25,940
Amortization of debt issuance costs	1,918	5,806
Loss (gain) on derivatives	264	(37,182)
Earnings from unconsolidated investments, net of cash distributions	12,488	(27,399)
Other	3,756	422
Changes in operating assets and liabilities, net of acquisitions	11,084	104,368
Net cash flows provided by operating activities	289,341	300,065
Cash flows provided by (used in) investing activities:
Additions to property, plant and equipment	(205,279)	(131,990)
Finalization of working capital adjustments (Note 16)	(49,304)	-
Acquisitions of operations, net of cash received	-	(1,537,111)
Return of investment in Citrus (Note 7)	6,546	-
Other	4,788	(647)
Net cash flows used in investing activities	(243,249)	(1,669,748)
Cash flows provided by (used in) financing activities:
Decrease in bank overdraft	(11,196)	(20,992)
Issuance costs of debt	(1,055)	(9,195)
Issuance of long-term debt	455,000	-
Dividends paid on common stock	(23,938)	(11,175)
Dividends paid on preferred stock	(8,682)	(8,682)
Repayment of debt obligation	(477,776)	-
Issuance of bridge loan	-	1,600,000
Net change in revolving credit facilities	11,000	(169,000)
Proceeds from exercise of stock options	3,304	6,334
Tax benefit on stock option exercises	1,638	2,653
Net cash flows provided by (used in) financing activities	(51,705)	1,389,943
Change in cash and cash equivalents	(5,613)	20,260
Cash and cash equivalents at beginning of period	5,751	16,938
Cash and cash equivalents at end of period	$138	$37,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)

	Common	Preferred	Premium		Common	Deferred	Accumulated		Total
	Stock,	Stock,	on	Treasury	Stock	Compen-	Other	Retained	Stock-
	$1 Par	No Par	Capital	Stock,	Held	sation	Comprehensive	Earnings	holders'
	Value	Value	Stock	at cost	In Trust	Plans	Income (Loss)	(Deficit)	Equity
	(In thousands)

Balance December 31, 2006	$120,718	$230,000	$1,775,763	$(27,708)	$(14,628)	$14,691	$(901)	$(47,527)	$2,050,408
Comprehensive income (loss):
Net earnings	-	-	-	-	-	-	-	129,696	129,696
Unrealized loss on hedging
activities, net of tax	-	-	-	-	-	-	(2,740)	-	(2,740)
Change in fair value of hedging
derivatives, net of tax	-	-	-	-	-	-	1,125	-	1,125
Recognized actuarial gain (loss)
and prior service credit (cost),
net of tax	-	-	-	-	-	-	1,183	-	1,183
Comprehensive income									129,264
Preferred stock dividends	-	-	-	-	-	-	-	(8,682)	(8,682)
Cash dividends declared	-	-	-	-	-	-	-	(23,972)	(23,972)
Share-based compensation	-	-	1,269	-	-	-	-	-	1,269
Restricted stock issuances	92	-	(92)	(16)	-	-	-	-	(16)
Exercise of stock options	248	-	4,694	-	-	-	-	-	4,942
Contributions to Trust	-	-	-	-	(505)	505	-	-	-
Disbursements from Trust	-	-	-	-	311	(311)	-	-	-
Balance June 30, 2007	$121,058	$230,000	$1,781,634	$(27,724)	$(14,822)	$14,885	$(1,333)	$49,515	$2,153,213

The Company’s common stock is $1 par value.  Therefore, the change in Common Stock, $1 Par Value, is equivalent to the change in the number of shares of common stock outstanding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

 SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The accompanying unaudited interim condensed consolidated financial statements of Southern Union Company (Southern Union) and its subsidiaries (collectively, the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q.  These statements do not include all of the information and annual note disclosures required by accounting principles generally accepted in the United States of America (GAAP), and should be read in conjunction with the Company’s financial statements and notes thereto for the twelve months ended December 31, 2006, included in the Company’s Form 10-K filed with the SEC.  The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and reflect adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim period.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  Due to the seasonal nature of the Company’s operations, the results of operations and cash flows for any interim period are not necessarily indicative of the results that may be expected for the full year.  Certain prior period amounts have been reclassified to conform with the current period presentation.  For the six month period ended June 30, 2007, the Company has revised $49.3 million of working capital adjustment payments made in March of 2007 related to the 2006 sales of certain distribution assets.  The payments were previously reported within the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2007, as cash flows used in operating activities rather than cash flows used in investing activities.

1.  Description of Business

Southern Union owns and operates assets in the regulated and unregulated natural gas industry and is primarily engaged in the gathering, processing, transportation, storage and distribution of natural gas in the United States.  The Company operates in three reportable segments:  Transportation and Storage, Gathering and Processing, and Distribution.  The Transportation and Storage segment is primarily engaged in the interstate transportation and storage of natural gas in the Midwest and from the Gulf Coast to Florida, and also provides liquified natural gas (LNG) terminalling and regasification services.  The Gathering and Processing segment is primarily engaged in the gathering, transmission, treating, processing and redelivery of natural gas and natural gas liquids in Texas and New Mexico.  The Distribution segment is primarily engaged in the local distribution of natural gas in Missouri and Massachusetts.  The Company’s discontinued operations in 2006 related to its former PG Energy natural gas distribution division and the Rhode Island operations of its New England Gas Company natural gas distribution division.

2. New Accounting Principles

Accounting Principles Recently Adopted.

FIN 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (FIN 48):  Issued by the Financial Accounting Standards Board (FASB) in June 2006, FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition and measurement threshold attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  FIN 48 was effective for fiscal years beginning after December 15, 2006.  The Company’s consolidated financial statements have not been materially impacted by the adoption of FIN 48 as of January 1, 2007. See Note 12 - Taxes on Income.

FSP No. FIN 48-1, “Definition of ’Settlement’ in FASB Interpretation No. 48” (FIN 48-1):  Issued by the FASB in May 2007, FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  The Company’s adoption of FIN 48, effective January 1, 2007, was consistent with FIN 48-1.

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”:  Issued by the FASB in February 2007, this Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  The Statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value.  The Statement is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

FSP No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (FIN 39-1):  Issued by the FASB in April 2007, FIN 39-1 impacts entities that enter into master netting arrangements as part of their derivative transactions by allowing net derivative positions to be offset in the financial statements against the fair value of amounts (or amounts that approximate fair value) recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements.  FIN 39-1 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of FIN 39-1 on its consolidated financial statements.

3.  Accumulated Other Comprehensive Income (Loss)

The table below provides an overview of Comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Other Comprehensive Income (Loss)	2007	2006	2007	2006
	(In thousands)		(In thousands)

Net Earnings	$50,975	$13,734	$129,696	$111,682
Other Comprehensive Income (Loss) Adjustments:
Change in fair value of interest rate swaps, net
of tax of $2,955, $0, $2,955 and $0, respectively	4,395	-	4,395	-
Reclassification of unrealized gain (loss) on interest
rate hedges into earnings, net of tax of $152, $(24),
$150, and $(58), respectively	242	(36)	(803)	(73)
Change in fair value of commodity hedges, net of
tax of $884, $4,921, $(1,984), and $1,592, respectively	1,457	8,277	(3,270)	2,677
Reclassification of unrealized gain (loss) on
commodity hedges into earnings, net of tax of $112,
$(255), $(1,175), and $(255), respectively	185	(428)	(1,937)	(428)
Reclassification of actuarial gain (loss) and prior
service credit (cost) relating to pension and other
postretirement benefits into earnings, net of tax
of $577, $0, $500, and $0, respectively	609	-	1,183	-
Total other comprehensive income (loss)	6,888	7,813	(432)	2,176
Total comprehensive income	$57,863	$21,547	$129,264	$113,858

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below provides an overview of the components in Accumulated other comprehensive income (loss) as of the periods indicated:

	June 30,	December 31,
Components in Accumulated Other Comprehensive Income (Loss)	2007	2006
	(In thousands)

Interest rate hedges, net	$1,280	$(2,312)
Commodity hedges, net	69	5,276
Benefit Plans:
Net actuarial loss and prior service costs, net - pensions	(24,039)	(26,678)
Net actuarial gain and prior service credit, net - other postretirement benefits	21,357	22,813
Total Accumulated other comprehensive loss, net of tax	$(1,333)	$(901)

4.  Inventories

In the Transportation and Storage segment, inventories consist of gas held for operations and materials and supplies, both of which are carried at the lower of weighted average cost or market, while gas received from or owed back to customers is valued at market.  The gas held for operations that the Company does not expect to consume in its operations in the next twelve months is reflected in non-current assets.  Gas held for operations at June 30, 2007 was $155.7 million, or 21,334,466 million British thermal units (MMBtu), of which $14.3 million was classified as non-current.  Gas held for operations at December 31, 2006 was $129.4 million, or 20,965,000 MMBtu, of which $14.9 million was classified as non-current.  Materials and supplies inventories in the Transportation and Storage segment were $13.7 million and $13.2 million at June 30, 2007 and December 31, 2006, respectively.

In the Gathering and Processing segment, inventories consist of materials and supplies and are stated at the lower of weighted average cost or market value.  Materials and supplies in the Gathering and Processing segment, primarily comprised of compressor components and parts, were $6.5 million and $6.9 million at June 30, 2007 and December 31, 2006, respectively.

In the Distribution segment, inventories consist of natural gas in underground storage and materials and supplies, both of which are carried at weighted average cost.  Natural gas in underground storage at June 30, 2007 and December 31, 2006 was $91 million and $103.5 million, respectively, and consisted of 13,622,766 MMBtu and 14,702,000 MMBtu, respectively.  Materials and supplies inventories in the Distribution segment were $3.8 million and $3.7 million at June 30, 2007 and December 31, 2006, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)

Weighted average shares outstanding - Basic	119,873	111,945	119,832	111,807
Add assumed vesting of restricted stock	34	73	32	109
Add assumed conversion of equity units	376	2,407	191	2,337
Add assumed exercise of stock options
and stock appreciation rights	516	556	491	740
Weighted average shares outstanding - Dilutive	120,799	114,981	120,546	114,993

There were no anti-dilutive options outstanding for the three- and six-month periods ended June 30, 2007.  There were nil and 15,000 anti-dilutive options outstanding for the three- and six-month periods ended June 30, 2006, respectively.

6.  Regulatory Assets

The Company records regulatory assets and liabilities with respect to its Distribution segment operations in accordance with FASB Statement No. 71, Accounting for the Effects of Certain Types of Regulation (Statement No. 71).  The following table provides a summary of regulatory assets at the dates indicated:

	June 30,	December 31,
Regulatory Assets	2007	2006
	(In thousands)

Pension and Postretirement Benefits	$35,103	$33,969
Environmental	19,266	15,571
Missouri Safety Program	7,148	8,751
Other	9,156	7,574
	$70,673	$65,865

The Company’s regulatory assets at June 30, 2007 relating to Distribution segment operations that are being recovered through current rates totaled $43 million.  The remaining recovery period associated with these assets ranged from 6 months to 87 months.  The Company’s regulatory assets at December 31, 2006 relating to Distribution segment operations that are being recovered through current rates totaled $30.7 million.  The remaining recovery period associated with these assets ranged from 12 months to 93 months.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Unconsolidated Investments

A summary of the Company’s unconsolidated investments at the dates indicated is as follows:

	June 30,	December 31,
Unconsolidated Investments	2007	2006
	(In thousands)
Equity investments:
Citrus	$1,225,097	$1,233,172
Other	21,316	20,802
Investments at cost	775	775

	$1,247,188	$1,254,749

Equity Investments.  Unconsolidated investments at June 30, 2007 and December 31, 2006 included the Company’s 50 percent, 50 percent, 29 percent and 49.9 percent investments in Citrus Corp. (Citrus), Grey Ranch Plant, LP (Grey Ranch), Lee 8 Partnership and PEI Power Corporation, respectively.  The Company accounts for these investments using the equity method.  The Company’s share of net earnings or loss from these equity investments is recorded in Earnings from unconsolidated investments in the Condensed Consolidated Statement of Operations.

Citrus.  On December 1, 2006, the Company completed a series of transactions that resulted in the Company becoming the sole owner of 100 percent of CCE Holdings, LLC (CCE Holdings), whose principal remaining asset was its 50 percent interest in Citrus.  The Company’s equity investment balance in Citrus includes amounts in excess of its share of the underlying equity of the investee of $612 million and $585.6 million as of June 30, 2007 and December 31, 2006, respectively.  The equity goodwill includes an allocation of $208.4 million of excess purchase cost associated with the increased interest in Citrus effectively acquired on December 1, 2006.  The combined fair value amount recorded in excess of the Company’s 50 percent share of the underlying Citrus equity at June 30, 2007 was as follows:

	Excess Purchase Costs	Amortization Period
	(In thousands)

Property, plant and equipment	$2,885	40 years
Capitalized software	1,478	5 years
Long-term debt (1)	(80,204)	4-20 years
Deferred taxes (1)	(6,883)	40 years
Other net liabilities	(541)	N/A
Goodwill (2)	664,609	N/A
Sub-total	581,344
Accumulated net accretion to equity earnings	30,610
Net investment in excess of underlying equity	$611,954
____________________
(1)	Accretion of this amount increases equity earnings and accumulated net accretion.
(2)	The Company’s tax basis in the investment in Citrus includes the equity goodwill.

Dividends.  During the three- and six-month periods ended June 30, 2007, Citrus paid dividends of $28.6 million and $76.2 million, respectively, to the Company, of which $6.5 million has been reflected by the Company as a return of investment.  In the three- and six-month periods ended June 30, 2006, Citrus paid CCE Holdings dividends of $18.9 million and $30.4 million, respectively.  CCE Holdings did not distribute dividends to the Company in the same 2006 periods.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Summarized financial information for the Company’s equity investments is as follows:

	Three Months Ended		Three Months Ended
	June 30, 2007		June 30, 2006
		Other Equity	CCE		Other Equity
	Citrus	Investments	Holdings (1)		Investments
	(In thousands)
Income Statement Data:
Revenues	$129,519	$2,518	$-		$723
Operating income (loss)	76,571	531	(1,557)		85
Equity earnings	-	-	21,774	(2)	-
Income from discontinued
operations	-	-	18,039	(3)	-
Net income	44,120	1,427	31,544		49

	Six Months Ended		Six Months Ended
	June 30, 2007		June 30, 2006
		Other Equity	CCE		Other Equity
	Citrus	Investments	Holdings (1)		Investments
	(In thousands)
Income Statement Data:
Revenues	$238,557	$4,733	$-		$1741
Operating income (loss)	133,446	1,325	(3,129)		331
Equity earnings	-	-	35,632	(2)	-
Income from discontinued
operations	-	-	35,916	(3)	-
Net income	84,261	2,193	55,307		262
_____________________
(1)  CCE Holdings became a wholly-owned subsidiary on December 1, 2006.
(2)  Represents equity earnings of CCE Holdings in Citrus.
(3)  Income from discontinued operations for CCE Holdings relates primarily to the operations of Transwestern Pipeline Company, LLC
      (Transwestern).

Contingent Matters Potentially Impacting Southern Union Through the Company’s Investment in Citrus.  The following updated information should be read in conjunction with the related information included in Note 9 – Unconsolidated Investments in the Company’s Form 10-K for the year ended December 31, 2006.

Environmental Matters.  Florida Gas Transmission Company, LLC (Florida Gas), which is the principal entity owned by Citrus, is responsible for environmental remediation of contamination resulting from past releases of hydrocarbons and chlorinated compounds at certain sites on its gas transmission systems  Florida Gas is implementing a program to remediate such contamination. Activities vary with site conditions and locations, the extent and nature of the contamination, remedial requirements and complexity.  The ultimate liability and total costs associated with these sites will depend upon many factors. These sites are generally managed in the normal course of business or operations. The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Environmental regulations were recently modified for the U.S. Environmental Protection Agency’s (U.S. EPA) Spill Prevention, Control and Countermeasures (SPCC) program.  The Company is currently reviewing the impact of these modifications on its operations and expects to expend resources on tank integrity testing and any associated corrective actions as well as potential upgrades to containment structures.  Costs associated with tank integrity testing and resulting corrective actions cannot reasonably be estimated at this time, but the Company believes such costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Goodwill Evaluation.  Goodwill associated with the Company’s equity investment in Citrus accounted for under Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock (APB 18), was approximately $664.6 million and $642.2 million at June 30, 2007 and December 31, 2006, respectively.  The amount recorded for goodwill at June 30, 2007 includes final purchase price allocation adjustments.

Regulatory Assets and Liabilities.  Florida Gas is subject to regulation by certain state and federal authorities.  Florida Gas has accounting policies that conform to Statement No. 71 and are in accordance with the accounting requirements and ratemaking practices of applicable regulatory authorities.  Management’s assessment for Florida Gas of the probability of its recovery or pass through of regulatory assets and liabilities requires judgment and interpretation of laws and regulatory commission orders.  If, for any reason, Florida Gas ceases to meet the criteria for application of regulatory accounting treatment for all or part of its operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from its condensed consolidated balance sheet, resulting in an impact to the Company’s share of its equity earnings.  Florida Gas’ regulatory asset and liability balances at June 30, 2007 were $18.1 million and $11.6 million, respectively.  Florida Gas’ regulatory asset and liability balances at December 31, 2006 were $19.3 million and $14.3 million, respectively.

Federal Pipeline Integrity Rules.  On December 15, 2003, the U.S. Department of Transportation issued a final rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the rule defines as “high consequence areas” (HCAs).  This rule resulted from the enactment of the Pipeline Safety Improvement Act of 2002.  The rule requires operators to have identified HCAs along their pipelines by December 2004 and to have begun baseline integrity assessments, comprised of in-line inspection (smart pigging), hydrostatic testing or direct assessment, by June 2004.  Operators must rank the risk of their pipeline segments containing HCAs and must complete assessments on at least 50 percent of the segments using one or more of these methods by December 2007.  Assessments will generally be conducted on the higher risk segments first, with the balance being completed by December 2012.  In addition, some system modifications will be necessary to accommodate the in-line inspections.  All systems operated by the Company will be compliant with the rule; however, while identification and location of all HCAs has been completed, it is not practicable to determine the total scope of required remediation activities prior to completion of the assessments and inspections.  For Florida Gas, the required modifications and inspections are preliminarily estimated to be in the range of approximately $18 million to $25 million per year through 2012, inclusive of remediation costs.

Florida Gas Pipeline Relocation Costs.  The Florida Department of Transportation, Florida’s Turnpike Enterprise (FDOT/FTE) has various turnpike widening projects in the planning stages that may, over the next ten years, impact one or more of Florida Gas’ mainline pipelines co-located in FDOT/FTE rights-of-way.  The first phase of the turnpike project includes replacement of approximately 11.3 miles of its existing 18- and 24-inch pipelines located in FDOT/FTE right-of-way in Florida.  Estimated cost of such replacement would be $95 million.  Florida Gas is also in discussions with the FDOT/FTE related to additional projects that may affect Florida Gas’ 18- and 24-inch pipelines within FDOT/FTE rights-of-way.  The total miles of pipe that may ultimately be affected by all of the FDOT/FTE widening projects, and any associated relocation and/or right-of-way costs, cannot be determined at this time.

Under certain conditions, existing agreements between Florida Gas and the FDOT/FTE require the FDOT/FTE to provide any new rights-of-way needed for relocation of the pipelines and for Florida Gas to pay for rearrangement or relocation costs. Under certain other conditions, Florida Gas may be entitled to reimbursement for the costs associated with relocation, including construction and right-of-way costs.  On January 25, 2007, Florida Gas filed a complaint against the FDOT/FTE in the Seventeenth Judicial Circuit, Broward County, Florida, seeking relief with respect to three specific sets of FDOT/FTE widening projects in Broward County.  The complaint seeks damages for breach of easement and relocation agreements for the one set of projects on which construction has already commenced, and injunctive relief as well as damages for the two other sets of projects on which construction has yet to commence.  By motion dated March 2, 2007, the FDOT/FTE moved to transfer venue to Orange County, Florida, where Florida Gas had filed, and subsequently voluntarily dismissed, a related suit against the FDOT/FTE in 2005.  The motion and a subsequent FDOT/FTE motion for reconsideration were denied in April 2007.  On April 24, 2007, the FDOT/FTE filed a complaint against Florida Gas in the Ninth Judicial Circuit, Orange County, Florida, seeking a declaratory judgment that, under existing agreements, Florida Gas is liable for the costs of relocation associated with such projects and is not entitled to certain other rights.   On August 7, 2007 the Orange County Court granted a motion by Florida Gas to abate and stay the Orange County action.  Should Florida Gas be denied reimbursement by the FDOT/FTE for any possible relocation expenses, such costs are expected to be covered by operating cash flows and additional borrowings.  Florida Gas expects to seek rate recovery at the Federal Energy Regulatory Commission (FERC) for all reasonable and prudent costs incurred in relocating its pipelines to accommodate the FDOT/FTE to the extent not reimbursed by the FDOT/FTE.  There can be no assurance that Florida Gas will be successful in obtaining complete reimbursement for any such relocation costs from the FDOT/FTE or from its customers or that the timing of reimbursement will fully compensate Florida Gas for its costs.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Citrus Trading Litigation.  On January 29, 2007, Citrus Trading Corp. (Citrus Trading), Citrus, Southern Union and El Paso Corporation (collectively, Citrus Parties) entered into a settlement regarding litigation with Spectra Energy LNG Sales, Inc., formerly known as Duke Energy LNG Sales, Inc. (Duke), and its parent company Spectra Energy Corporation (collectively, Spectra), whereby Spectra agreed to pay $100 million to Citrus Trading.  The litigation related to a natural gas purchase contract between Citrus Trading and Duke that had been terminated in 2003.  Citrus recorded a net gain of $15 million in the first quarter of 2007, $7.5 million of which is included in Earnings from unconsolidated investments in the Condensed Consolidated Statement of Operations.  The Citrus Parties also entered into a settlement on January 29, 2007 with Enron Corp. pursuant to which CCE Holdings’ obligation to remit to Enron Corp. certain proceeds of the Duke settlement was reduced, resulting in a $7.6 million gain recorded in Earnings from unconsolidated investments in the Condensed Consolidated Statement of Operations.

Citrus Enron Bankruptcy Receivable.  Citrus previously filed bankruptcy related claims against an Enron-affiliated bankrupt company.  The parties reached a settlement in the amount of $22.7 million on the allowed claim, which was approved by the bankruptcy court in March 2007.  Citrus fully reserved for the amounts in 2001 and sold the receivable claim in the second quarter of 2007 to a third-party for $11.4 million, resulting in a gain.  Earnings from unconsolidated investments includes $5.7 million of the gain ($3.6 million, net of tax), representing the Company’s 50 percent equity share of the gain.

Litigation.

Jack Grynberg.  Jack Grynberg, an individual, filed actions for damages against a number of companies, including Florida Gas, alleging mis-measurement of gas volumes and Btu content, resulting in lower royalties to mineral interest owners.  For additional information related to these filed actions, see Note 14– Commitments and Contingencies – Litigation.

8. Stockholders’ Equity

Dividends.  On April 13, 2007, the Company paid its regular quarterly cash dividend of $0.10 per share on the Company’s common stock.  Dividend payments totaling $12 million were paid to holders of record as of March 30, 2007.

On July 13, 2007, the Company paid its regular quarterly cash dividend of $0.10 per share on the Company’s common stock.  Dividend payments totaling $12 million were paid to holders of record as of June 29, 2007.

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Panhandle’s subsidiary, Trunkline LNG Holdings, LLC (LNG Holdings) has entered into interest rate swap agreements with an aggregate notional amount of $455 million that effectively fix the interest rate applicable to the floating rate of the $455 million Term Loan due in 2012, from June 15, 2007 through March 13, 2012, and qualify for hedge accounting.  For the period from June 15, 2007 through June 30, 2007, there was no swap ineffectiveness.  As of June 30, 2007, floating rate LIBOR-based interest payments were exchanged for weighted average fixed rate interest payments of 4.98 percent plus a credit spread of 0.625 percent, based upon PEPL’s credit rating for its senior unsecured debt.  As of June 30, 2007, the fair value asset position of the swaps was $7.4 million and is included in Deferred charges in the Condensed Consolidated Balance Sheet.  For the three-month period ended June 30, 2007, an unrealized gain of $7.4 million ($4.4 million, net of tax) was included in Accumulated other comprehensive income(loss) related to the change in fair value of these swaps.  Current market pricing models were used to estimate fair values of interest rate swap agreements.

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

In March 2004, Panhandle entered into interest rate swaps to hedge the risk associated with the fair value of its $200 million principal amount of 2.75% Senior Notes.  These swaps terminated in March 2007 upon their maturity.  See related information in Note 10 – Debt Obligations.

In March and April 2003, the Company entered into a series of treasury rate locks with an aggregate notional amount of $250 million to manage its exposure against changes in future interest payments attributable to changes in the benchmark interest rate prior to the anticipated issuance of fixed-rate debt.  These treasury rate locks expired on June 30, 2003, resulting in a $6.9 million after-tax loss that was recorded in Accumulated other comprehensive income (loss) and is being amortized into interest expense over the lives of the associated debt instruments.  As of June 30, 2007, approximately $967,000 of net after-tax losses in Accumulated other comprehensive income (loss) will be amortized into interest expense during the next twelve months.

Gathering and Processing Segment

The Company markets natural gas and natural gas liquids in its Gathering and Processing segment and manages associated commodity price risks using derivative financial instruments.  These instruments involve not only the risk of transacting with counterparties and their ability to meet the terms of the contracts but also the risk associated with unmatched positions and market fluctuations.  Under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (Statement No. 133), the Company is required to record derivative financial instruments at fair value, which is determined by commodity exchange prices, over-the-counter quotes, volatility, time value, counterparty credit and the potential impact on market prices of liquidating positions in an orderly manner over a reasonable period of time under current market conditions.

Non-Hedging Derivatives.  The Company uses various derivative financial instruments to manage commodity price risk and to take advantage of pricing anomalies among derivative financial instruments related to natural gas and natural gas liquids.  The Company uses a combination of crude oil puts, fixed-price physical forward contracts, exchange-traded futures and options, and fixed for floating index and basis swaps to manage commodity price risk.  These derivative financial instruments allow the Company to preserve value and protect margins because changes in the value of the derivative financial instruments are highly effective in offsetting changes in the physical market and reducing basis risk.  Basis risk exists primarily due to price differentials between cash market delivery locations and futures contract delivery locations.  For the three- and six-month periods ended June 30, 2007, the Company recorded a gain of $1.1 million and a loss of $333,000, respectively, for its non-hedging activities, $563,000 of which gain and $555,000 of which loss are related to the crude oil puts for the same periods.  For the three- and six-month periods ended June 30, 2006, the Company recorded a loss of $2.1 million and $1.9 million, respectively, for its non-hedging activities.

On May 14, 2007, the Company entered into an offsetting position whereby the remaining term, from June 1, 2007 through December 31, 2007, associated with its July 2006 purchased crude oil puts was effectively nullified.  The purchased crude oil puts related to 620,600 barrels of June 1, 2007 through December 31, 2007 production at a strike price of $70.00/barrel.  The $256,000 mark-to-market activity from April 1, 2007 through May 14, 2007 realized upon settlement is included in the $563,000 gain recorded for the three-month period ended June 30, 2007 recorded in Other income, net in the Condensed Consolidated Statement of Operations.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Cash Flow Hedges.

The Company purchased natural gas put options to reduce the downside commodity price risk of the Southern Union Gas Services business.  Prior to the closing of the Company’s acquisition of the Sid Richardson Energy Services business on March 1, 2006, the put options were required to be accounted for using mark-to-market accounting, which resulted in a $37.2 million pre-tax gain in the first quarter of 2006.  After the closing of the acquisition, the Company designated the put options as cash flow hedges, which are accounted for in accordance with Statement No. 133.  The Company purchased additional put options in July 2006 for its propane and ethane equivalent products, which were also designated as cash flow hedges.  Accordingly, changes in fair value of the put options that are considered effective are initially recorded in Accumulated other comprehensive income (loss) and reclassified to earnings in the period the hedged sales occur.  If it is determined that the hedge is ineffective, income is adjusted to the extent of such ineffectiveness.

Financial Statement Impact of Cash Flow Hedges.

The following table summarizes the financial statement impact of the cash flow hedges.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)

Change in fair value of commodity hedges - increase
(decrease) in Accumulated other comprehensive
income (loss), net of tax of $884, $4,921, $(1,984),
and $1,592, respectively	$1,457	$8,277	$(3,270)	$2,677
Reclassification of unrealized gain (loss) on
commodity hedges - increase (decrease) of
Operating revenues, excluding tax effect of $(112),
$255, $1,175, and $255, respectively	(297)	683	3,112	683
Gain (loss) realized upon cash settlement - increase
(decrease) of Operating revenues	17	-	(769)	-
Gain (loss) on ineffectiveness of commodity hedges	-	(1,328)	-	(211)
Cash realized on settlement of commodity hedges	7,146	21,798	16,512	28,481

At June 30, 2007 and December 31, 2006, the Company reported in the Condensed Consolidated Balance Sheet in Prepayments and other assets, derivative asset balances of $15.6 million and $38.1 million, respectively.  During 2007, the Company expects that all of the $110,000 ($69,000, net of tax) gain included in the Accumulated other comprehensive income (loss) balance at June 30, 2007 will be reclassified into earnings.

Distribution Segment

Non-Hedging Activities.  During 2006, the Company entered into natural gas commodity swaps and collars to mitigate price volatility of natural gas passed through to utility customers in the Distribution segment. The cost of the derivative products and the settlement of the respective obligations are recorded through the gas purchase adjustment clause as authorized by the applicable regulatory authority and therefore do not impact earnings. The fair values of the contracts are recorded as an adjustment to a regulatory asset or liability in the Condensed Consolidated Balance Sheet.  As of June 30, 2007 and December 31, 2006, the fair values of the contracts, which expire at various times through June 2009, are included in the Condensed Consolidated Balance Sheet as assets and liabilities, with matching adjustments to deferred cost of gas of $14.9 million and $19 million, respectively.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. Debt Obligations

The following table sets forth the debt obligations of Southern Union and applicable units of Panhandle Eastern Pipe Line Company, LP (PEPL) and its subsidiaries (collectively, Panhandle) under their respective notes, debentures and bonds at the dates indicated:

	June 30,	December 31,
	2007	2006
	(In thousands)
Long-Term Debt Obligations:

Southern Union
7.60% Senior Notes due 2024	$359,765	$359,765
8.25% Senior Notes due 2029	300,000	300,000
7.24% to 9.44% First Mortgage Bonds due 2020 to 2027	19,500	19,500
4.375% Senior Notes due 2008	100,000	100,000
6.15% Senior Notes due 2008	125,000	125,000
Junior Subordinated Notes due 2066	600,000	600,000
	1,504,265	1,504,265

Panhandle
2.75% Senior Notes due 2007	-	200,000
4.80% Senior Notes due 2008	300,000	300,000
6.05% Senior Notes due 2013	250,000	250,000
6.50% Senior Notes due 2009	60,623	60,623
8.25% Senior Notes due 2010	40,500	40,500
7.00% Senior Notes due 2029	66,305	66,305
Term Loan due 2007	-	255,626
Term Loan due 2012 (1)	442,848	465,000
Term Loan due 2012	455,000	-
Net premiums on long-term debt	8,258	9,613
	1,623,534	1,647,667

Total Long-Term Debt Obligations	3,127,799	3,151,932

Credit Facilities	111,000	100,000

Total consolidated debt obligations	3,238,799	3,251,932
Less fair value swaps of Panhandle	-	1,265
Less current portion of long-term debt (2)	115,384	461,011
Less short-term debt	111,000	100,000
Total consolidated long-term debt obligations	$3,012,415	$2,689,656
______________________

(1)  At December 31, 2006, the Term Loan was due in 2008.  See the following LNG Holdings Term Loans discussion for information related to the extension of the maturity date from April 4, 2008 to June 29, 2012.

(2) Includes nil and $1.3 million of fair value of swaps related to debt classified as current at June 30, 2007 and December 31, 2006, respectively.

Southern Union has $3.13 billion of long-term debt, including net premiums of $8.3 million, recorded at June 30, 2007, of which $115.4 million is current.  Debt of $2.68 billion is at fixed rates ranging from 4.38 percent to 9.44 percent.  Southern Union also has floating-rate debt totaling $442.8 million bearing an interest rate of 5.87 percent as of June 30, 2007.  The variable rate bank loan is unsecured.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of June 30, 2007, the Company has scheduled long-term debt payments as follows:

	Remainder					2012 and
	2007	2008	2009	2010	2011	thereafter
	(In thousands)

Southern Union	$-	$225,000	$-	$-	$-	$1,279,265
Panhandle	15,384	300,000	60,623	40,500	-	1,198,769

Total	$15,384	$525,000	$60,623	$40,500	$-	$2,478,034

Each note, debenture or bond is an obligation of Southern Union or a unit of Panhandle, as noted above.  Panhandle’s debt is non-recourse to Southern Union.  All debts that are listed as debt of Southern Union are direct obligations of Southern Union.  As of June 30, 2007, the Company was in compliance with all debt covenants.  None of the Company’s long-term debt is cross-collateralized and most of its long-term debt obligations contain cross-default provisions.

LNG Holdings Term Loans.  On June 29, 2007, LNG Holdings, an indirect wholly-owned subsidiary of the Company, as borrower, and PEPL and CrossCountry Citrus, LLC (CrossCountry Citrus), each an indirect wholly-owned subsidiary of the Company, as guarantors, entered into an amended and restated term loan facility (Amended Credit Agreement).  The Amended Credit Agreement amends the $465 million term loan facility, dated as of December 1, 2006, by and among LNG Holdings, as the borrower, and PEPL and CrossCountry Citrus, as guarantors.  The Amended Credit Agreement extended the maturity from April 4, 2008 to June 29, 2012, and decreased the interest rate from LIBOR plus 87.5 basis points to LIBOR plus 55 basis points, based upon the current credit rating of PEPL's senior unsecured debt.  The balance of the term loan facility at June 30, 2007 is $442.8 million.

On March 13, 2007, LNG Holdings, as borrower, and PEPL and Trunkline LNG Company, LLC (Trunkline LNG), as guarantors, entered into a $455 million unsecured term loan facility due March 13, 2012 (2012 Term Loan). The interest rate under the 2012 Term Loan is a floating rate tied to a LIBOR rate or prime rate at the Company’s option, in addition to a margin tied to the rating of PEPL’s senior unsecured debt.  The proceeds of the 2012 Term Loan were used to repay approximately $455 million in existing indebtedness that matured in March 2007, including the $200 million 2.75% Senior Notes and the LNG Holdings $255.6 million Term Loan.  See Note 9 – Derivative Instruments and Hedging Activities – Interest Rate Swaps for information regarding interest rate swaps on the 2012 Term Loan.

Credit Facilities. Balances of $111 million and $100 million were outstanding under the Company’s credit facilities at effective interest rates of 6.15 percent and 6.02 percent at June 30, 2007 and December 31, 2006, respectively. The Company classifies its borrowings under the credit facilities due May 28, 2010 as short-term debt, as the individual borrowings are generally for periods of 15 to 180 days. At maturity, the Company may (i) retire the outstanding balance of each borrowing with available cash on hand, proceeds from a new borrowing, or (ii) at the Company’s option, extend the borrowings' maturity date for up to an additional 90 days. As of August 3, 2007, there was a balance of $204 million outstanding under the Company’s credit facilities, with an effective interest rate of 6.38 percent.

Retirement of Debt Obligations

The Company plans to refinance or retire its $525 million of debt maturing in 2008 with proceeds from one or a combination of the following sources: (i) new public debt or equity offering(s); (ii) bank financings; (iii) operating activities; and (iv) existing credit facilities.  If the Company were unable to refinance or retire these obligations, it would cause a material adverse effect on the Company’s financial condition.  However, the Company reasonably believes that it has the ability to refinance or retire these obligations within the required timeframes, although there can be no assurances that the anticipated retirements or refinancings will be completed or that they will be completed on terms satisfactory to the Company.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. Employee Benefits

Components of Net Periodic Benefit Cost. Net periodic benefit cost for the three-month periods ended June 30, 2007 and 2006 includes the components noted in the table below.  The table excludes the net periodic benefit cost of the Company’s discontinued operations applicable to 2006.  Net periodic pension cost for discontinued operations totaled $1.4 million for the three-month period ended June 30, 2006.  Net periodic other postretirement benefit costs for discontinued operations totaled $0.8 million for the three-month period ended June 30, 2006.  See Note 16 – Discontinued Operations for additional related 2006 information.

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)

Service cost	$664	$694	$489	$586
Interest cost	2,287	2,246	1,047	975
Expected return on plan assets	(2,382)	(2,204)	(719)	(456)
Prior service cost amortization	127	147	(732)	(751)
Recognized actuarial (gain) loss	1,994	1,812	(204)	(23)
Sub-total	2,690	2,695	(119)	331
Regulatory adjustment	(350)	(1,983)	666	666
Net periodic benefit cost	$2,340	$712	$547	$997

Net periodic benefit cost for the six-month periods ended June 30, 2007 and 2006 includes the components noted in the table below.  The table excludes the net periodic benefit cost of the Company’s discontinued operations applicable to 2006.  Net periodic pension cost for discontinued operations totaled $6.3 million for the six-month period ended June 30, 2006.  Net periodic other postretirement benefit costs for discontinued operations totaled $1.2 million for the six-month period ended June 30, 2006.  See Note 16 – Discontinued Operations for additional related 2006 information.

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)

Service cost	$1,328	$1,387	$978	$1,171
Interest cost	4,574	4,491	2,094	1,950
Expected return on plan assets	(4,764)	(4,408)	(1,438)	(913)
Prior service cost amortization	254	295	(1,464)	(1,502)
Recognized actuarial (gain) loss	3,988	3,624	(408)	(45)
Sub-total	5,380	5,389	(238)	661
Regulatory adjustment	(2,466)	(3,966)	1,332	1,332
Net periodic benefit cost	$2,914	$1,423	$1,094	$1,993

In the Distribution segment, the Company recovers certain qualified pension benefit plan and other postretirement benefit plan costs through rates charged to utility customers.  Certain utility commissions require that the recovery of these costs be based on the Employee Retirement Income Security Act or other utility commission specific guidelines.  The difference between these amounts and periodic benefit cost calculated pursuant to FASB Statement No. 87, Employers' Accounting for Pensions and FASB Statement 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, is deferred as a regulatory asset or liability and amortized to expense over periods, promulgated by the applicable utility commission, in which this difference will be recovered in rates.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12. Taxes on Income

The Company's estimated annual consolidated federal and state effective income tax rate (EITR) from continuing operations for the three-month periods ended June 30, 2007 and 2006 was 23 percent and 33 percent, respectively.  The Company’s EITR from continuing operations for the six-month periods ended June 30, 2007 and 2006 was 26 percent and 33 percent, respectively.

The decrease in the EITR from continuing operations for both the three- and six-month periods was primarily due to the tax benefit associated with the increase in the dividends received deduction as a result of increased dividends from the Company’s unconsolidated investment in Citrus.  For the three-month periods ended June 30, 2007 and 2006, the tax benefit of the dividends received deduction was $8 million and $1.3 million, respectively.  For the six-month periods ended June 30, 2007 and 2006, the tax benefit of the dividends received deduction was $18.7 million and $4.8 million, respectively.

The Company adopted FIN 48 on January 1, 2007.  The implementation of FIN 48 did not have a material impact on the condensed consolidated financial statements and did not require an adjustment to retained earnings. The amount of unrecognized tax benefits at January 1, 2007 was $600,000, all of which would impact the Company’s EITR if recognized.  There are no material changes to the Company’s unrecognized tax benefits during the three- and six-month periods ended June 30, 2007.

The Company’s policy is to classify and accrue interest expense and penalties on income tax underpayments (overpayments) as a component of income tax expense in its Condensed Consolidated Statement of Operations, which is consistent with the recognition of these items in prior reporting periods. At January 1, 2007, the Company had recorded a liability of $2.4 million ($1.5 million, net of tax) representing interest payable to the Internal Revenue Service (IRS), state and local jurisdictions related to the completion in November 2006 of the IRS examination for the year ended June 30, 2003. There were no penalties assessed as a result of this examination. The Company paid the applicable interest of $2.2 million ($1.4 million, net of tax) to the IRS, state and local jurisdictions in the second quarter of 2007.  At June 30, 2007 the Company had a liability of $270,000 ($170,000, net of tax), representing the remaining state and local interest the Company anticipates will be paid in 2007.

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

13. Regulation and Rates

Panhandle.  The Company has commenced construction of an additional enhancement at its Trunkline LNG terminal.  This infrastructure enhancement project, which was originally expected to cost approximately $250 million, plus capitalized interest, will increase send out flexibility at the terminal and lower fuel costs.  Recent cost projections indicate the construction costs will likely be higher, currently estimated at approximately $280 million, plus capitalized interest.  The negotiated rates with the project's customer, BG LNG Services, will be adjusted based on final capital costs.  The project is scheduled to be in operation in late 2008.  In addition, Trunkline LNG and BG LNG Services agreed to extend the existing terminal and pipeline services agreements through 2028, representing a five-year extension.  Approximately $92.4 million and $40.8 million of costs are included in the line item Construction work-in-progress at June 30, 2007 and December 31, 2006, respectively.

The Company has received approval from FERC to modernize and replace various compression facilities on PEPL.  Such replacements will be made at eleven different compressor stations and are expected to be installed by the end of 2009.  The estimated cost of these replacements is approximately $290 million.  The Company has also filed for FERC approval to replace approximately 32 miles of existing pipeline on the east end of the PEPL system at a current estimated cost of approximately $80 million, which would further improve system integrity.  The project is planned to be completed in late 2007.  Approximately $60.1 million and $57.9 million of costs related to these projects are included in the line item Construction work-in-progress at June 30, 2007 and December 31, 2006, respectively.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Trunkline Gas Company, LLC (Trunkline) has commenced construction on a field zone expansion project, which was approved by FERC in April of 2007.  The expansion project includes adding capacity to its pipeline system in Texas and Louisiana to increase deliveries to Henry Hub.  The field zone expansion project includes the previously announced north Texas expansion as well as additional capacity to Henry Hub.  Trunkline will increase the capacity along existing rights-of-way from Kountze, Texas to Longville, Louisiana by approximately 625 million cubic feet per day with the construction of approximately 45 miles of 36-inch diameter pipeline.  The project includes horsepower additions and modifications at existing compressor stations.  Trunkline also will create additional capacity to Henry Hub with the construction of a 13.5-mile, 36-inch diameter pipeline loop from Kaplan, Louisiana directly into Henry Hub.  The Henry Hub lateral will provide capacity of 1 billion cubic feet per day from Kaplan, Louisiana to Henry Hub.  This project has an anticipated in-service date during the fourth quarter of 2007.   Recent extremely rainy conditions in the expansion project area have adversely impacted construction activities and will likely increase project costs.  The magnitude of potential cost increases is highly dependent on weather conditions going forward through the project’s ultimate completion.  The Company currently estimates the project will cost approximately $230 million, plus capitalized interest.  Estimated costs include a $40 million contribution in aid of construction (CIAC) to a subsidiary of Energy Transfer, L.P. (Energy Transfer), a non-affiliated entity, upon movement of Energy Transfer’s delivery point to a location originally anticipated to be near Buna, Texas.  Subsequently, Energy Transfer indicated that the Buna route was problematic and, as a result, the parties reached agreement on revised terms for the field zone expansion project, including additional contracted volumes and a delivery point near Silsbee, Texas.  The ultimate return and accounting for the CIAC to Energy Transfer depends on completion of construction by Energy Transfer and the eventual commercial impact on the field zone expansion project.  Approximately $87.9 million and $12.5 million of costs for this project are included in the line item Construction work-in-progress at June 30, 2007 and December 31, 2006, respectively.

FERC is responsible under the Natural Gas Act for assuring that rates charged by interstate pipelines are "just and reasonable."  To enforce that requirement, FERC applies a ratemaking methodology that determines an allowed rate of return on common equity for the companies it regulates.  On October 25, 2006, a group including producers and various trade associations filed a complaint under Section 5 of the Natural Gas Act against Pan Gas Storage, LLC, a wholly-owned subsidiary of PEPL (d.b.a. Southwest Gas Storage), requesting that FERC initiate an investigation into Southwest Gas Storage’s rates, terms and conditions of service and grant immediate interim rate relief.  FERC initiated a Section 5 proceeding on December 21, 2006, setting this issue for hearing.  Pursuant to FERC order, Southwest Gas Storage filed a cost and revenue study with FERC on February 20, 2007, with a hearing originally scheduled for August 27, 2007.  On August 1, 2007, Southwest Gas Storage filed a Section 4 rate case requesting an increase in rates.  In order to accommodate initial action by FERC on this filing, which is due within 30 days (by September 1, 2007), the procedural schedule for the Section 5 complaint case has been delayed approximately 40 days by the presiding administrative law judge, with a hearing now scheduled for October 15, 2007.  FERC staff has filed a motion suggesting that the Section 4 case would moot the Section 5 complaint.  The ultimate resolution of the Southwest Gas Storage rate matters have many variables and potential outcomes and it is impossible to predict the timing or materiality of these matters at this time.  No proceeding has been initiated against PEPL, but any potential rate reductions from such a proceeding would be expected to be mitigated by the impact of significant ongoing capital spending at PEPL for pipeline integrity, safety, environmental (including air emissions), compression modernization and other requirements.

On January 26, 2007, Southwest Gas Storage filed an abandonment application to reduce the certificated storage capacity of its North Hopeton field by approximately 6 Bcf.  This filing brings the certificated capacity in line with operational performance of the field.  Southwest Gas Storage has entered into a third-party agreement to replace this storage capacity effective April 1, 2007 with an initial term of two years.

Sea Robin filed a rate case with FERC in June 2007, requesting an increase in its maximum rates.  Several parties have submitted protests to the rate increase filing with FERC.  On July 30, 2007, FERC suspended the effectiveness of the filed rate increase until January 1, 2008.  The final outcome of the rate case has many variables and potential outcomes and it is impossible to predict its materiality at this time.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On December 15, 2003, the U.S. Department of Transportation issued a final rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the regulation defines as HCAs.  This rule resulted from the enactment of the Pipeline Safety Improvement Act of 2002.  The rule requires operators to have identified HCAs along their pipelines by December 2004, and to have begun baseline integrity assessments, comprised of in-line inspection (smart pigging), hydrostatic testing or direct assessment, by June 2004.  Operators must rank the risk of their pipeline segments containing HCAs and must complete assessments on at least 50 percent of the segments using one or more of these methods by December 2007.  Assessments will generally be conducted on the higher risk segments first, with the balance being completed by December 2012.  In addition, some system modifications will be necessary to accommodate the in-line inspections.  All systems operated by the Company will be compliant with the rule; however, while identification and location of all HCAs has been completed, it is not practicable to determine the total scope of required remediation activities prior to completion of the assessments and inspections.  The costs associated with pipeline integrity management, including activity associated with HCAs, are estimated to be in the range of approximately $23 million to $30 million per year through 2012, inclusive of remediation costs.

Missouri Gas Energy.  The Missouri Public Service Commission (MPSC) issued a Report and Order on March 22, 2007, authorizing an annual revenue increase of $27.2 million, or 4.5 percent.  In its order, the MPSC calculated the revenue increase using a return on equity of 10.5 percent and set residential rates using a straight fixed-variable rate design, thereby eliminating the impact of weather and conservation on residential margin revenues and related earnings.  The new rates went into effect on April 3, 2007.

Through filings made on various dates, the staff of the MPSC has recommended that the MPSC disallow a total of approximately $47.7 million in gas costs incurred during the period July 1, 1997 through June 30, 2005. By order issued August 2, 2007, the MPSC adopted the MPSC staff’s formal withdrawal of disallowance recommendations totaling approximately $35.3 million, in response to a January 2007 Missouri Supreme Court ruling. Also in that August 2, 2007 order, the MPSC rejected the MPSC staff’s recommendations regarding $3.9 million of the remaining proposed disallowance, applicable to the period July 1, 2000 through June 30, 2001, which was the subject of a hearing concluded in November 2003. As of this filing, therefore, approximately $8.5 million in proposed disallowances remain pending before the MPSC. Missouri Gas Energy disputes the basis of $4.1 million of the total proposed disallowance, applicable to the period July 1, 2001 through June 30, 2003; a hearing was held in August 2006 and Missouri Gas Energy is presently awaiting a decision by the MPSC. Finally, Missouri Gas Energy disputes the basis of $4.4 million of the proposed disallowance for the period of July 1, 2004 through June 30, 2005 (which appears to be the same as or very similar to the basis of the disallowance considered at the August 2006 hearing); this matter has not yet been set for hearing. The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

New England Gas Company.  On June 8, 2007, New England Gas Company filed with the Massachusetts Department of Public Utilities (MDPU) a proposed rate settlement with respect to its Massachusetts operations. The settlement agreement provides, among other things, for an overall revenue increase of $4.6 million phased in over an eight-month period, including the implementation of adjustment mechanisms for the recovery of pension costs, other postretirement benefit costs and gas cost-related uncollectible expense effective August 1, 2007, and a base rate increase of $2 million on April 1, 2008.  The MDPU issued an order on July 31, 2007 approving the rate settlement agreement effective August 1, 2007.

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

The Company is allowed to recover environmental remediation expenditures through rates in certain jurisdictions within its Distribution segment. Although significant charges to earnings could be required prior to rate recovery for jurisdictions that do not have rate recovery mechanisms, management does not believe that environmental expenditures will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. The table below reflects the amount of accrued liabilities recorded in the Condensed Consolidated Balance Sheet at June 30, 2007 and December 31, 2006 to cover probable environmental response actions:

	June 30,	December 31,
	2007	2006
	(In thousands)

Current	$6,340	$5,098
Noncurrent	17,953	18,632
Total Environmental Liabilities	$24,293	$23,730

Transportation and Storage Segment Environmental Matters.

Gas Transmission Systems.  Panhandle is responsible for environmental remediation at certain sites on its gas transmission systems for contamination resulting from the past use of lubricants containing polychlorinated biphenyls (PCBs) in compressed air systems; the past use of paints containing PCBs; and the prior use of wastewater collection facilities and other on-site disposal areas. Panhandle has developed and is implementing a program to remediate such contamination. Remediation and decontamination has been completed at each of the 35 compressor station sites where auxiliary buildings that house the air compressor equipment were impacted by the past use of lubricants containing PCBs. At some locations, PCBs have been identified in paint that was applied many years ago. A program has been implemented to remove and dispose of PCB impacted paint during painting activities. At one location on the Trunkline system, PCBs were discovered on the painted surfaces of equipment in a building that is outside of the scope of the compressed air system program and the existing PCB impacted paint program.  The estimated cost to remediate the painted surfaces at this location is approximately $300,000.  An assessment program is underway to determine whether this condition exists at any of the other 78 similar buildings on the PEPL and Trunkline systems.  Until the results of the assessment program are available, the costs associated with remediation of the painted surfaces cannot be reasonably estimated.

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PEPL and Trunkline, together with other non-affiliated parties, have been identified as potentially liable for conditions at three former waste oil disposal sites in Illinois – the Pierce Oil Springfield site, the Dunavan Waste Oil site and the McCook site.  PEPL and Trunkline received notices of potential liability from the U.S. EPA for the Dunavan site by letters dated September 30, 2005. The notices demanded reimbursement to the U.S. EPA for costs incurred as of that date in the amount of approximately $1.8 million and encouraged each PRP to voluntarily negotiate an administrative settlement agreement with the U.S. EPA within certain limited time frames providing for the PRPs to conduct or finance the response activities required at the site.  The demand was declined in a joint letter dated December 15, 2005 by the major PRPs, including PEPL and Trunkline.  Although no formal notice has been received for the Pierce Oil Springfield site, special notice letters are anticipated and the process of listing the site on the National Priority List has begun.  No formal notice has been received for the McCook site. The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

Air Quality Control.  The U.S. EPA issued a final rule on regional ozone control (NOx SIP Call) in April 2004 that impacts Panhandle in two midwestern states: Indiana and Illinois. Based on a U.S. EPA guidance document negotiated with gas industry representatives in 2002, Panhandle is required in states that follow the U.S. EPA guidance to reduce nitrogen oxide (NOx) emissions by 82 percent on the identified large internal combustion engines. The rule, which had a final implementation date of May 2007, affected 20 large internal combustion engines on Panhandle’s system in Illinois and Indiana with an approximate cost of $22 million for capital improvements which has been incurred as of June 30, 2007.  Indiana has promulgated state regulations to address the requirements of the NOx SIP Call rule that essentially follow the U.S. EPA guidance.

In early April 2007, the IEPA proposed a rule to the Illinois Pollution Control Board (IPCB) for adoption to control NOx emissions from reciprocating engines and turbines, including a provision applying the rule beyond issues addressed by federal provisions, pursuant to a blanket statewide application.  The proposed Illinois rule requires controls on engines regulated under the U.S. EPA NOx SIP Call by May 1, 2007 and the remaining engines by January 1, 2011.  The state is requiring the controls to comply with U.S. EPA rules regarding the NOx SIP Call, ozone non-attainment and fine particulate standards. However, the statewide applicability provision proposed by the IEPA reaches beyond federal requirements without apparent justification and serves as the primary driver of costs for PEPL and Trunkline.  As proposed, the rule applies to all PEPL and Trunkline stations in Illinois.  Preliminary estimates indicate compliance with the proposed rule would require minimum capital expenditures of approximately $45 million for emission controls in addition to the $22 million associated with the federally based NOx reductions described above.  A pipeline consortium including PEPL and Trunkline filed an objection to the rule on April 16, 2007 requesting the IPCB to bifurcate and address separately the statewide applicability provision.  The pipeline consortium specifically objected to treatment of the statewide applicability issue under an Illinois “Fast Track” rulemaking process.  In early May, the pipeline consortium filed for a preliminary injunction in state court challenging the application of the Fast Track process.  On May 17, 2007, the IPCB ruled in favor of the pipeline consortium by bifurcating the statewide applicability provision from the rest of the proposed rule.  The first hearing for the bifurcated statewide applicability portion of the rule is set for September 18, 2007.  On June 18, 2007, the IEPA filed a Motion for Reconsideration of the IPCB ruling bifurcating the proposed rule.  The pipeline consortium Response and Reply Brief to the IEPA Motion for Reconsideration was filed on July 6, 2007.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In 2002, the Texas Commission on Environmental Quality (TCEQ) enacted the Houston/Galveston SIP regulations requiring reductions in NOx emissions in an eight-county area surrounding Houston. Trunkline’s Cypress compressor station is affected and required the installation of emission controls. Regulations also require certain grandfathered facilities in East Texas to enter into the new source permit program, which may require the installation of emission controls at one additional facility owned by Panhandle. Management estimates capital improvements of $17.6 million will be needed at the two affected East Texas locations.  Approximately $16.6 million of the $17.6 million of capital expenditures have been incurred as of June 30, 2007.  Permit limits were placed on grandfathered engines at two facilities in West Texas that are owned by PEPL.  An estimated $3 million in capital expenditures will be required to comply with permit limitations for the West Texas facilities.

The U.S. EPA promulgated various Maximum Achievable Control Technology (MACT) rules in February 2004. The rules require that PEPL and Trunkline control Hazardous Air Pollutants (HAPs) emitted from certain internal combustion engines at major HAPs sources. Most PEPL and Trunkline compressor stations are major HAPs sources. The HAPs pollutant of concern for PEPL and Trunkline is formaldehyde. The rule, which has a final implementation date of June 2007, seeks to reduce formaldehyde emissions by 76 percent from these engines by requiring use of catalytic controls.  PEPL has one engine fully regulated under this rule.  For the other PEPL and Trunkline engines potentially subject to the engine MACT rule, emission controls and operating restrictions have been used to lower emissions below MACT thresholds.  Management expects that compliance with these regulations will necessitate an estimated expenditure of $1.2 million for capital improvements, based on current projections.

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

Gathering and Processing Segment Environmental Matters.

Gathering and Processing Systems.  Southern Union Gas Services is responsible for environmental remediation at certain sites on its gathering and processing systems, resulting primarily from releases of hydrocarbons.  Southern Union Gas Services has a program to remediate such contamination.  The remediation typically involves the management of contaminated soils and may involve remediation of groundwater. Activities vary with site conditions and locations, the extent and nature of the contamination, remedial requirements and complexity.  The ultimate liability and total costs associated with these sites will depend upon many factors. These sites are generally managed in the normal course of business or operations. The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Air Quality Control. On June 16, 2006, Southern Union Gas Services submitted information to the TCEQ in connection with a request to permit its Grey Ranch, Texas facility to continue its current level of emissions.  The State of Texas requires all previously grandfathered emission sources to obtain permits or shut down by March 1, 2008.  On July 3, 2007, Southern Union Gas Services submitted a permit application to the TCEQ to extend current emission levels to March 1, 2012.  At the conclusion of the extension period, Southern Union Gas Services, which is the facility operator and holds a 50 percent interest in Grey Ranch, proposes to implement control measures to reduce emissions at the facility.  The TCEQ has responded by requesting controls to be installed by March 1, 2009.  Costs associated with emission controls cannot be estimated with certainty prior to issuance of the final permit, but the Company believes such costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

Distribution Segment Environmental Matters.

The Company is responsible for environmental remediation at various contaminated sites that are primarily associated with former manufactured gas plants (MGPs) and sites associated with the operation and disposal activities of former MGPs that produced a fuel known as “town gas”. Some byproducts of the historic manufactured gas process may be regulated substances under various federal and state environmental laws. To the extent these byproducts are present in soil or groundwater at concentrations in excess of applicable standards, investigation and remediation may be required.  The sites include properties that are part of the Company’s ongoing operations, sites formerly owned or used by the Company and sites owned by third parties. Remediation typically involves the management of contaminated soils and may involve removal of old MGP structures and remediation of groundwater. Activities vary with site conditions and locations, the extent and nature of the contamination, remedial requirements, complexity and sharing of responsibility; some contamination may be unrelated to former MGPs. The ultimate liability and total costs associated with these sites will depend upon many factors. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, the Company could potentially be held responsible for contamination caused by other parties.  In some instances, the Company may share liability associated with contamination with other PRPs, and may also benefit from insurance policies or contractual indemnities that cover some or all of the cleanup costs. These sites are generally managed in the normal course of business or operations. The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

North Attleborough MGP Site in Massachusetts.  In November 2003, the Massachusetts Department of Environmental Protection (MADEP) issued a Notice of Responsibility to New England Gas Company, acknowledging receipt of prior notifications and investigative reports submitted by New England Gas Company, following the discovery of suspected coal tar material at the site.  Subsequent sampling in the adjacent river channel revealed sediment impacts necessitating the investigation of off-site properties.  The Company, working with the MADEP, is in the process of performing assessment work at these properties.    In a September 2006 report filed with the MADEP, the Company proposed a remedy for the upland portion of the site by means of an engineered barrier, construction of which is anticipated in 2008.  Assessment activities continue both on- and off-site to define the nature and extent of the impacts.  It is estimated that the Company will spend approximately $8.8 million to complete the investigation and remediation activities at this site, as well as maintain the engineered barrier.  As New England Gas Company is allowed to recover environmental remediation expenditures through rates associated with its Massachusetts operations, the estimated costs associated with this site have been included in Regulatory Assets in the Condensed Consolidated Balance Sheet.

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

Bay Street, Tiverton, Rhode Island Site.  On March 17, 2003, the Rhode Island Department of Environmental Management (RIDEM) sent the Company’s New England Gas Company division a letter of responsibility pertaining to soils allegedly impacted by historic MGP residuals in a residential neighborhood in Tiverton, Rhode Island. Without admitting responsibility or accepting liability, New England Gas Company began assessment work in June 2003 and has continued to perform assessment field work since that time. On September 19, 2006, RIDEM filed an Amended Notice of Violation seeking an administrative penalty of $1,000/day, which as of the date of RIDEM’s filing totaled $258,000 and continues to accrue.  In June 2007, the Rhode Island Legislature considered, but failed to adopt, legislation that would have increased the maximum administrative penalty under a Notice of Violation to $50,000/day on a prospective basis.  In that RIDEM administrative proceeding, the Case Management Order calls for the completion of discovery by November 15, 2007.  RIDEM has filed a motion to amend the Case Management Order which, if adopted, will extend the discovery period through April 2008.  On April 19, 2007, the Company filed a complaint, and an accompanying preliminary injunction motion, against RIDEM in Rhode Island Superior Court, seeking, among other things, a declaratory judgment that RIDEM's Amended Notice of Violation is premised on an unlawful application of RIDEM's regulations and that RIDEM's pending administrative proceeding against the Company is invalid.  On July 13, 2007, the Superior Court dismissed the Company’s suit, finding that RIDEM’s Administrative Adjudication Division (AAD) has original jurisdiction to determine “responsible party” status and finding premature the Company’s challenge to RIDEM’s unlawful application of its own regulations because the Company did not first seek a ruling on that issue from RIDEM’s AAD.  The Company is evaluating its options with respect to the ruling.

During 2005, four lawsuits were filed against New England Gas Company in Rhode Island regarding the Tiverton neighborhood. The plaintiffs seek to recover damages for the diminution in value of their property, lost use and enjoyment of their property and emotional distress in an unspecified amount. The Company removed the lawsuits to federal court and filed motions to dismiss.  On November 3, 2006, the Court dismissed plaintiffs’ claims relating to gross negligence, private nuisance, infliction of emotional distress and violation of the Rhode Island Hazardous Waste Management Act.  The Court denied the Company’s motion to dismiss as to claims relating to negligence, strict liability and public nuisance, as well as plaintiffs’ request for punitive damages.  The Court entered a scheduling order setting a deadline for completion of discovery by November 15, 2007.  The Company will continue to vigorously defend itself against all four lawsuits. Parts of the Tiverton neighborhood appear to have been built on fill placed there at various times and include one or more historic waste disposal sites.  The Company’s counsel has conducted and is conducting research to identify other PRPs associated with the fill materials and the waste disposal.  Based on research to date, the Company has filed a motion seeking the Court’s permission to serve a third-party complaint joining as defendants seven PRPs, which motion is not opposed by plaintiffs.  Under the terms of the Purchase and Sale Agreement between the Company and National Grid USA for the sale of the Rhode Island operations of the Company’s New England Gas Company natural gas distribution business, the potential obligation for the matters described above remains with the Company.  Based upon its current understanding of the facts, the Company does not believe the outcome of these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Mercury Release.  In October 2004, New England Gas Company discovered that one of its facilities had been broken into and that mercury had been released both inside a building and in the immediate vicinity, including a parking lot in a neighborhood several blocks away. Mercury from the parking lot was apparently tracked into nearby apartment units, as well as other buildings. Cleanup was completed at the property and nearby apartment units. The vandals who broke into the facility were arrested and convicted. State and federal authorities continue to investigate the incident.  The Company is discussing with the authorities New England Gas Company’s compliance with relevant environmental requirements, including hazardous waste management provisions, spill and release notification procedures, and communication requirements. The Company has received and complied with several subpoenas requesting documents relating to this matter.  In January and March 2007, the Company received additional subpoenas in this matter.  In July 2007, the Company’s motion to quash parts of some of those subpoenas was granted in part and denied in part.  The Company is aware that the government continues to present evidence to a grand jury on this matter.  The U.S. Attorney’s office in Rhode Island has advised the Company that this incident may give rise to unspecified criminal charges against the Company.  While the Company believes any such charges would be unfounded, the Company now expects that criminal charges will be brought against the Company.  The Company would vigorously defend any such action.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On January 20, 2006, a complaint was filed against the Company in the Superior Court in Providence, Rhode Island regarding the mercury release from the Pawtucket facility, asserting claims for personal injury and property damage as a result of the release.  The suit was removed to Rhode Island federal court on January 27, 2006. A motion to remand the case to state court filed by plaintiffs was denied on April 16, 2007.  The Company thereafter moved to dismiss plaintiffs’ amended complaint, which motion was granted in part, dismissing claims for public nuisance, private nuisance and violation of Rhode Island’s Hazardous Waste Management Act, leaving plaintiffs with claims for negligence and strict liability.  The Company will continue to vigorously defend the suit.  In addition, an attorney for unspecified residents of the neighboring apartment complex who are not associated with the filed litigation has made a demand upon New England Gas Company. Under the terms of the Purchase and Sale Agreement between the Company and National Grid USA, the potential obligation for the matters described above remains with the Company.  The Company believes the outcome of this matter will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Hope Land.  Hope Land Mineral Corporation (Hope Land) claimed trespass and unjust enrichment in respect of the storage rights to property that contains a portion of the Company’s Howell storage field.  The Company filed an action for condemnation to obtain the storage rights from Hope Land.  Trial before the Michigan Circuit Court commenced in April 2007, and on May 2, 2007, the jury awarded Hope Land total compensation of approximately $91,000 in respect of condemnation and trespass and no recovery in respect of unjust enrichment.  Following the verdict, the matter was settled and an Order of Dismissal was entered in the Court on July 3, 2007.  The settlement of this matter had no material impact on the Company’s consolidated financial position, results of operations or cash flows.

Jack Grynberg.  Jack Grynberg, an individual, filed actions for damages against a number of companies, including Panhandle, now transferred to the U.S. District Court for the District of Wyoming, alleging mis-measurement of gas volumes and Btu content, resulting in lower royalties to mineral interest owners.  Among the defendants are Panhandle, Citrus, Florida Gas and certain of their affiliates (Company Defendants).  On October 20, 2006, the District Judge adopted in part the earlier recommendation of the Special Master in the case and ordered the dismissal of the case against the Company Defendants.  Grynberg is appealing that action to the Tenth Circuit Court of Appeals.  Grynberg’s opening brief was filed on July 31, 2007.  A similar action, known as the Will Price litigation, also has been filed against a number of companies, including Panhandle, in U.S. District Court for the District of Kansas.  Panhandle is currently awaiting the decision of the trial judge on the defendants’ motion to dismiss the Will Price action.  Panhandle and the other Company Defendants believe that their measurement practices conformed to the terms of their FERC gas tariffs, which were filed with and approved by FERC.  As a result, the Company believes that it has meritorious defenses to these lawsuits (including FERC-related affirmative defenses, such as the filed rate/tariff doctrine, the primary/exclusive jurisdiction of FERC, and the defense that Panhandle and the other Company Defendants complied with the terms of their tariffs) and will continue to vigorously defend against them, including any appeal from the dismissal of the Grynberg case.  The Company does not believe the outcome of these cases will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Southwest Gas Litigation.  During 1999, several actions were commenced in federal courts by persons involved in competing efforts to acquire Southwest Gas Corporation (Southwest). All of these actions eventually were transferred to the U.S. District Court for the District of Arizona (District Court). The trial of the Company’s claims against the sole remaining defendant, former Arizona Corporation Commissioner James Irvin, was concluded on December 18, 2002, with a jury award to the Company of nearly $400,000 in actual damages and $60 million in punitive damages against former Commissioner Irvin.  Following appeal to the Ninth Circuit Court of Appeals and remand to the District Court, the District Court reconsidered the punitive damages award and entered an order of remittitur on November 21, 2006, reducing the punitive damages amount to $4 million, plus interest.  Irvin has appealed to the Ninth Circuit Court of Appeals.  The Company anticipates that the Court’s opinion will be issued in early 2008.  The Company intends to continue to vigorously pursue its case against former Commissioner Irvin, including seeking to collect all damages ultimately determined to lie against him. There can be no assurance, however, as to the amount of such damages, or as to the amount, if any, that the Company ultimately will collect.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

Other Commitments and Contingencies.

Hurricane Damage.  Late in the third quarter of 2005, after coming through the Gulf of Mexico, Hurricanes Katrina and Rita came ashore along the Upper Gulf Coast.  These hurricanes caused damage to property and equipment owned by Sea Robin Pipeline Company, LLC (Sea Robin), Trunkline, and Trunkline LNG.  As of June 30, 2007, the Company has incurred approximately $33.6 million of capital expenditures related to the hurricanes, primarily for replacement or abandonment of damaged property and equipment at Sea Robin and construction project delays at the Trunkline LNG terminal.

The Company anticipates reimbursement from its property insurance carriers for a significant portion of damages from Hurricane Rita in excess of its $5 million deductible.  Such reimbursement is currently estimated by the Company’s property insurance carrier ultimately to be limited to 70 percent of the portion of the claimed damages accepted by the insurance carrier, but the amount is subject to the level of total ultimate claims from all companies relative to the carrier’s $1 billion total limit on payout per event.  An estimated $10 million of the costs incurred related to the Trunkline LNG terminal expansion are not eligible for insurance recovery.  As of June 30, 2007, the Company has received payments of $1.6 million from its insurance carriers.  Receivables due from the insurance carriers of an additional $6 million were recorded as of June 30, 2007 and subsequently received in July 2007.

In addition, after the 2005 hurricanes, the MMS mandated inspections by leaseholders and pipeline operators along the hurricane tracks.  The Company has detected exposed pipe and other facilities on Trunkline and Sea Robin that must be re-covered to comply with applicable regulations.  Capital expenditures are estimated at $4.8 million, $1.3 million of which had been incurred as of June 30, 2007.  The Company will seek recovery of these expense and capital amounts as part of the hurricane-related claims.

Energy Transfer Commitment.   In November 2006, PEPL provided a guaranty to a subsidiary of Energy Transfer, a non-affiliate, for the full performance by Trunkline of a $40 million CIAC obligation related to a modification of the field zone expansion project expected to be completed in late 2007.  The ultimate return and accounting for the CIAC to Energy Transfer depends on completion of construction by Energy Transfer and the eventual commercial impact on the field zone expansion project.

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

The Distribution segment is primarily engaged in the local distribution of natural gas in Missouri and Massachusetts.  The Company’s discontinued operations related to its former PG Energy natural gas distribution division and the Rhode Island operations of its New England Gas Company natural gas distribution division.  In August 2006, the Company completed the sales of the assets of both its PG Energy natural gas distribution division and the Rhode Island operations of its New England Gas Company natural gas distribution division.  See Note 16 – Discontinued Operations.

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

Sales of products or services between segments are billed at regulated rates or at market rates, as applicable.  There were no material intersegment revenues during the three- and six-month periods ended June 30, 2007 and 2006.

The following table sets forth certain selected financial information for the Company’s segments for the three- and six-month periods ended June 30, 2007 and 2006.  Financial information for the Gathering and Processing segment reflects operations of Southern Union Gas Services beginning on its acquisition date of March 1, 2006.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
Segment Data	2007	2006	2007	2006
	(In thousands)		(In thousands)
Revenues from external customers:
Transportation and Storage	$161,706	$134,109	$330,736	$278,752
Gathering and Processing	305,874	329,094	601,929	432,325
Distribution	119,514	88,292	433,771	386,521
Total segment operating revenues	587,094	551,495	1,366,436	1,097,598
Corporate and other	955	860	1,845	1,923
	$588,049	$552,355	$1,368,281	$1,099,521

Depreciation and amortization:
Transportation and Storage	$21,062	$16,985	$41,771	$34,459
Gathering and Processing	14,549	13,400	29,136	18,952
Distribution	7,395	7,792	15,013	15,375
Total segment depreciation and amortization	43,006	38,177	85,920	68,786
Corporate and other	660	480	1,210	735
	$43,666	$38,657	$87,130	$69,521

Earnings (loss) from unconsolidated investments:
Transportation and Storage	$26,138	$15,823	$56,522	$27,387
Gathering and Processing	158	-	684	-
Corporate and other	(26)	10	(40)	12
	$26,270	$15,833	$57,166	$27,399

Other income (expense), net:
Transportation and Storage	$479	$1,522	$1,067	$3,294
Gathering and Processing	1,851	775	976	1,184
Distribution	(409)	(927)	(804)	(2,135)
Total segment other income (expense), net	1,921	1,370	1,239	2,343
Corporate and other	1,553	180	2,522	36,300
	$3,474	$1,550	$3,761	$38,643

Segment performance:
Transportation and Storage EBIT	$95,559	$76,011	$210,777	$162,812
Gathering and Processing EBIT	12,604	17,917	21,486	25,030
Distribution EBIT	6,444	(6,376)	39,989	23,613
Total segment EBIT	114,607	87,552	272,252	211,455
Corporate and other	2,537	(377)	5,669	27,226
Interest expense	51,146	62,978	103,331	105,199
Federal and state income tax expense	15,023	7,876	44,894	43,742
Earnings from continuing operations	50,975	16,321	129,696	89,740
Earnings (loss) from discontinued operations before
income taxes	-	(4,460)	-	33,549
Federal and state income tax expense (benefit)	-	(1,873)	-	11,607
Earnings (loss) from discontinued operations	-	(2,587)	-	21,942
Net earnings	50,975	13,734	129,696	111,682
Preferred stock dividends	4,341	4,341	8,682	8,682
Net earnings available for common stockholders	$46,634	$9,393	$121,014	$103,000

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	June 30,	December 31,
Segment Data	2007	2006
	(In thousands)
Total assets:
Transportation and Storage	$4,122,593	$3,874,318
Gathering and Processing	1,665,506	1,722,055
Distribution	965,151	1,016,491
Total segment assets	6,753,250	6,612,864
Corporate and other	130,189	169,926
Total consolidated assets	$6,883,439	$6,782,790

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Expenditures for long-lived assets:
Transportation and Storage	$150,491	$47,914	$197,299	$76,733
Gathering and Processing	11,461	14,299	23,817	16,795
Distribution	11,625	13,529	18,739	22,851
Total segment expenditures for
long-lived assets	173,577	75,742	239,855	116,379
Corporate and other	919	439	1,553	1,112
Total consolidated expenditures for
long-lived assets	$174,496	$76,181	$241,408	$117,491

16. Discontinued Operations

On August 24, 2006, the Company completed the sale of the assets of its PG Energy natural gas distribution division to UGI Corporation for $580 million in cash, excluding certain working capital adjustment reductions of approximately $24.4 million, which were paid in 2007.  Additionally, on August 24, 2006, the Company completed the sale of the Rhode Island operations of its New England Gas Company natural gas distribution division to National Grid USA for $575 million in cash, less the assumption of approximately $77 million of debt and excluding certain working capital adjustment reductions of approximately $24.9 million, which were paid in 2007.

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

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
	(In thousands, except per share amounts)

Operating revenues	$122,279	$471,044
Operating income	10,190	54,971
Earnings from discontinued operations (1)	(2,587)	21,942
Net earnings available from discontinued operations per share:
Basic	$(0.02)	$0.20
Diluted	$(0.02)	$0.20
____________________
(1)  Earnings from discontinued operations do not include any allocation of corporate interest expense or other corporate costs.

17. Acquisition Pro Forma Financial Information

The following unaudited pro forma financial information for the period presented is reported as though the acquisition of the Sid Richardson Energy Services business and the related permanent financing, including utilization of the proceeds from the August 2006 sales of the Company’s Pennsylvania and Rhode Island natural gas distribution divisions, occurred on January 1, 2006.  The pro forma financial information is not necessarily indicative of the results that would have been obtained if the acquisition of the Sid Richardson Energy Services business and the related financing had been completed as of the assumed date for the period presented or of the results that may be obtained in the future.

Six Months Ended
June 30, 2006
(In thousands, except per share amounts)

Operating revenue	$1,330,070
Net earnings available for common shareholders
from continuing operations	89,129

Net earnings available for common shareholders from continuing operations per share:
Basic	$0.80
Diluted	$0.78

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to the accompanying unaudited interim condensed consolidated financial statements and notes to help provide an understanding of Southern Union’s financial condition, changes in financial condition and results of operations.  The following section includes an overview of the Company’s business as well as recent developments that the Company believes are important in understanding its results of operations, and to anticipate future trends in those operations.  Subsequent sections include an analysis of the Company’s results of operations on a consolidated basis and on a segment basis for each reportable segment, and information relating to the Company’s liquidity and capital resources, quantitative and qualitative disclosures about market risk and other matters.

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

The following table provides a reconciliation of EBIT (by segment) to Net earnings available for common stockholders.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
EBIT:
Transportation and storage segment	$95,559	$76,011	$210,777	$162,812
Gathering and processing segment	12,604	17,917	21,486	25,030
Distribution segment	6,444	(6,376)	39,989	23,613
Corporate and other	2,537	(377)	5,669	27,226
Total EBIT	117,144	87,175	277,921	238,681
Interest	51,146	62,978	103,331	105,199
Earnings from continuing operations before
income taxes	65,998	24,197	174,590	133,482
Federal and state income taxes	15,023	7,876	44,894	43,742
Earnings from continuing operations	50,975	16,321	129,696	89,740

Discontinued operations:
Earnings (loss) from discontinued operations
before income taxes	-	(4,460)	-	33,549
Federal and state income taxes	-	(1,873)	-	11,607
Earnings (loss) from discontinued operations	-	(2,587)	-	21,942
Preferred stock dividends	4,341	4,341	8,682	8,682

Net earnings available for common stockholders	$46,634	$9,393	$121,014	$103,000

Three-month period ended June 30, 2007 versus the three-month period ended June 30, 2006.  The Company’s $37.2 million increase in Net earnings available for common stockholders was primarily due to:
•
Higher EBIT contribution of $19.5 million from the Transportation and Storage segment largely due to higher LNG terminalling revenue associated with the Trunkline LNG Phase II expansion completed in July 2006, higher pipeline reservation revenues driven by higher average rates on contracts and higher equity earnings from Citrus resulting from the increase in the Company’s equity ownership in Citrus from 25 percent to 50 percent effective December 1, 2006;

•
Higher EBIT contribution of $12.8 million from the Distribution segment primarily due to higher net operating revenue resulting from the Missouri Gas Energy rate increase effective April 3, 2007 eliminating the impact of weather and conservation for residential margin revenue; and

•
Lower interest expense of $11.8 million primarily due to the retirement of debt in 2006 associated with the bridge loan facility entered into to finance the acquisition of the Sid Richardson Energy Services business, partially offset by increased interest expense related to the $600 million Junior Subordinated Notes issued in October 2006 and higher interest expense on Panhandle debt primarily due to higher average interest rates and higher debt balances.

These earnings improvements were partially offset by higher income tax expense from continuing operations of $7.1 million primarily due to $41.8 million of higher pre-tax earnings from continuing operations.  The impact of the higher tax expense was mitigated by the lower EITR of 23 percent in the 2007 period versus 33 percent in the 2006 period primarily due to the tax benefit associated with the increase in the dividends received deduction as a result of increased dividends from the Company’s unconsolidated investment in Citrus.

Six-month period ended June 30, 2007 versus the six-month period ended June 30, 2006.  The Company’s $18 million increase in Net earnings available for common stockholders was primarily due to:
•
Higher EBIT contributions of $48 million from the Transportation and Storage segment largely due to higher LNG terminalling revenue associated with the Trunkline LNG Phase I and Phase II expansions completed in April 2006 and July 2006, respectively, higher pipeline reservation revenues driven by higher average rates on contracts, higher parking revenues and higher equity earnings from Citrus resulting from the Company’s increased equity ownership in Citrus from 25 percent to 50 percent effective December 1, 2006; and

•
Higher EBIT contributions of $16.4 million from the Distribution segment primarily due to higher net operating revenue resulting from the Missouri Gas Energy rate increase effective April 3, 2007 eliminating the impact of weather and conservation for residential margin revenues.

These earnings improvements were partially offset by:

•
The August 2006 sales of the assets of the PG Energy natural gas distribution division and the Rhode Island operations of the New England Gas Company natural gas distribution division, which contributed $21.9 million of Earnings from discontinued operations in the 2006 period;

•	The pre-acquisition pre-tax mark-to-market gain of $37.2 million in the 2006 period on the put options associated with the acquisition of the Sid Richardson Energy Services business; and
•
Higher income tax expense from continuing operations of $1.2 million associated with higher pre-tax earnings from continuing operations.  The impact of the higher tax expense was mitigated by the lower EITR of 26 percent in the 2007 period versus 33 percent in the 2006 period primarily due to the tax benefit associated with the increase in the dividends received deduction as a result of increased dividends from the Company’s unconsolidated investment in Citrus.

Business Segment Results

Transportation and Storage Segment.  The Transportation and Storage segment is primarily engaged in the interstate transportation and storage of natural gas in the Midwest and from the Gulf Coast to Florida, and LNG terminalling and regasification services. Prior to the closing on December 1, 2006 of the transactions under the definitive redemption agreement between Energy Transfer and CCE Holdings (Redemption Agreement), resulting in the Company transferring its interest in Transwestern in exchange for Energy Transfer’s interest in CCE Holdings, the Transportation and Storage segment also provided service to the Southwest region through its interest in Transwestern.  The Transportation and Storage segment’s operations, now conducted through Panhandle and Florida Gas, are regulated as to rates and other matters by FERC. The Transportation and Storage segment’s operations are somewhat sensitive to weather and are seasonal in nature with a significant percentage of annual operating revenues and EBIT occurring in the traditional winter heating season.

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

The following table presents the results of operations applicable to the Company’s Transportation and Storage segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Transportation and Storage Segment	2007	2006	2007	2006
	(In thousands)		(In thousands)

Operating revenues	$161,706	$134,109	$330,736	$278,752

Operating expenses	64,409	51,066	120,689	97,420
Depreciation and amortization	21,062	16,985	41,771	34,459
Taxes other than on income
and revenues	7,293	7,392	15,088	14,742
Total operating income	68,942	58,666	153,188	132,131
Earnings from unconsolidated
investments	26,138	15,823	56,522	27,387
Other income, net	479	1,522	1,067	3,294
EBIT	$95,559	$76,011	$210,777	$162,812

Three-month period ended June 30, 2007 versus the three-month period ended June 30, 2006.  The $19.5 million EBIT improvement in the three-month period ended June 30, 2007 versus the same period in 2006 was primarily due to improved contributions from Panhandle totaling $9.2 million and higher equity earnings from unconsolidated investments of $10.3 million, now primarily consisting of the Company’s investment in Citrus.

Panhandle’s $9.2 million EBIT improvement was primarily related to the following items:

•	Higher operating revenues of $27.6 million primarily due to:
•	Increased transportation and storage revenue of $18.9 million primarily due to:
•
Higher transportation reservation revenues of $10.6 million primarily due to reduced discounting resulting in higher average rates realized on contracts driven by higher customer demand and utilization of contract capacity;

•	Higher parking revenues of $3.5 million due to customer demand for parking services and market conditions;
•
Higher commodity revenues of $3 million due to higher throughput volumes including transportation of higher LNG volumes on Trunkline, higher volumes on Sea Robin due to adverse hurricane impacts on 2006 throughput, and higher throughput on Panhandle due to storage refill activity; and

•	Higher storage revenues of $1.8 million due to increased contracted capacity.
•
A $10.2 million increase in LNG terminalling revenue due to a capacity increase on the BG LNG Services contract as a result of the Trunkline LNG Phase II expansion, which was placed in service in July 2006, as well as higher volumes resulting from an increase in LNG cargoes; and

•	A decrease in other revenue of $1.5 million primarily due to non-recurring operational sales of gas in 2006.

•	Higher operating expenses of $13.3 million primarily due to:
•	A $4.4 million increase in LNG power costs resulting from increased cargoes;
•	A $4.1 million increase in contract storage costs primarily due to an increase in leased capacity;
•
A $3.4 million increase in corporate services costs due to Southern Union’s disposition of certain assets during 2006, resulting in a larger allocation of corporate services costs to the remaining business units; and

•	A $1.1 million increase in fuel tracker costs due to a net under-recovery in the second quarter of 2007.
•
Increased depreciation and amortization expense of $4.1 million due to an increase in property, plant and equipment placed in service, including the Trunkline LNG Phase II expansion.  Depreciation and amortization expense is expected to continue to increase primarily due to higher capital spending, including compression modernization and other expenditures.

Equity earnings were higher by $10.3 million in 2007 versus 2006 primarily due to the following items, adjusted where applicable to reflect the Company’s proportionate equity share:

•
Higher equity earnings of approximately $11.3 million from Citrus’ core business largely due to the increase in the Company’s effective ownership from 25 percent to 50 percent as a result of the transactions under the Redemption Agreement, which closed in December 2006.

•
A $3.6 million gain related to the sale of Enron Bankruptcy Claim receivables more fully described in Part I, Item 1.  Financial Statements (Unaudited), Note 7 – Unconsolidated Investments – Citrus Enron Bankruptcy Receivable; and

•
A $1 million gain related to a reduction in a previously established liability to Enron associated with the Duke lawsuit more fully described in Part I, Item 1.  Financial Statements (Unaudited), Note 7 – Unconsolidated Investments – Citrus Trading Litigation.

The higher equity earnings in 2007 versus 2006 were partially offset by the $5.5 million of earnings in 2006 attributable to Transwestern.  The Company’s interest in Transwestern was transferred to Energy Transfer in December 2006 in connection with the redemption of Energy Transfer’s interest in CCE Holdings pursuant to the Redemption Agreement.

Six-month period ended June 30, 2007 versus the six-month period ended June 30, 2006.  The $48 million EBIT improvement in the six-month period ended June 30, 2007 versus the same period in 2006 was primarily due to improved contributions from Panhandle totaling $18.9 million and higher equity earnings of $29.1 million from unconsolidated investments, now principally consisting of the Company’s investment in Citrus.

Panhandle’s $18.9 million EBIT improvement was primarily related to the following items:

•	Higher operating revenues of $52 million primarily due to:
•	Increased transportation and storage revenue of $31.3 million primarily due to:
•
Higher reservation revenues of $15 million primarily due to reduced discounting resulting in higher average rates realized on contracts driven by higher customer demand and utilization of contract capacity;

•	Higher parking revenues of $8.2 million due to customer demand for parking services and market conditions;
•
Higher commodity revenues of $4.1 million due to higher throughput volumes including transportation of higher LNG volumes on Trunkline, higher volumes on Sea Robin due to adverse hurricane impacts on 2006 throughput, and higher throughput on Panhandle due to higher utilization driven by weather and storage refill activity; and

•	Higher storage revenues of $4 million due to increased contracted capacity.
•
A $23.6 million increase in LNG terminalling revenue due to a capacity increase on the BG LNG Services contract as a result of the Trunkline LNG Phase I and Phase II expansions, which were placed in service in April 2006 and July 2006, respectively, as well as higher volumes resulting from an increase in LNG cargoes; and

•	A decrease in other revenue of $2.9 million primarily due to higher operational sales of gas in 2006.

•	Higher operating expenses of $23.3 million primarily due to:
•
A $7.2 million increase in corporate services costs due to Southern Union’s disposition of certain assets during 2006, resulting in a larger allocation of corporate services costs to the remaining business units and an increase in management and royalty fees due to higher revenues;

•	A $6.5 million increase in LNG power costs resulting from increased cargoes;
•	A $4.6 million increase in contract storage costs primarily due to an increase in leased capacity;
•	A $2.3 million increase in fuel tracker costs due to a net under-recovery in 2007;
•	A $1.4 million increase in labor and benefits;
•	An $800,000 increase in legal costs; and
•	A $700,000 increase in insurance expense due to higher premiums.
•	Increased depreciation and amortization expense of $7.3 million due to an increase in property, plant and equipment placed in service, including the Trunkline LNG Phase I and Phase II expansions.

Equity earnings were higher by $29.1 million in 2007 versus 2006 primarily due to the following items, adjusted where applicable to reflect the Company’s proportionate equity share:

•
Higher equity earnings of approximately $21.5 million from Citrus’ core business largely due to the increase in the Company’s effective ownership from 25 percent to 50 percent as a result of the transactions under the Redemption Agreement, which closed in December 2006;

•	A $7.6 million gain related to a reduction in a previously established liability to Enron associated with the Duke lawsuit;
•	A gain of $7.5 million recognized by Citrus associated with settlement of the Duke lawsuit; and
•	A $3.6 million gain related to the sale of Enron bankruptcy claim receivables.

The higher equity earnings in 2007 versus 2006 were partially offset by the $11.1 million of earnings in 2006 attributable to Transwestern.  The Company’s interest in Transwestern was transferred to Energy Transfer in December 2006 in connection with the redemption of Energy Transfer’s interest in CCE Holdings pursuant to the Redemption Agreement.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Gathering and Processing Segment	2007	2006	2007	2006 (1)
	(In thousands)		(In thousands)

Gross margin (2)	$46,738	$50,025	$88,964	$67,098
Operating expenses	20,855	18,524	38,523	23,341
Depreciation and amortization	14,549	13,400	29,136	18,952
Taxes other than on income and revenues	739	959	1,479	959
Total operating income	10,595	17,142	19,826	23,846
Earnings (loss) from unconsolidated
investments	158	-	684	-
Other income, net	1,851	775	976	1,184
EBIT	$12,604	$17,917	$21,486	$25,030
________________
(1)	Represents results from operations for the period subsequent to the March 1, 2006 acquisition.
(2)	Gross margin consists of operating revenues less cost of products sold. The Company believes that this measurement is more meaningful for understanding and analyzing the Gathering and Processing segment’s operating results for the periods presented because commodity costs are a significant factor in the determination of the segment’s revenues.

Three-month period ended June 30, 2007 versus the three-month period ended June 30, 2006.  The $5.3 million EBIT reduction for the three-month period ended June 30, 2007 versus the same period in 2006 was primarily due to the following items:
•
An increase in fuel, flare and unaccounted for gas losses of approximately $7.5 million negatively impacting gross margin primarily due to capacity and treating limitations at the Jal Plant treating facility as a result of substantial growth in North System volumes resulting from producer drilling and recompletion activity and increased levels of carbon dioxide and acidic contaminants in the North System natural gas volumes;

•	Lower average commodity-driven processing spreads of $0.43 in the 2007 period versus $0.46 in the 2006 period, resulting in a gross margin reduction of approximately $650,000;

•
Higher operating expenses of $2.3 million largely due to a $1.3 million increase in corporate services costs due to Southern Union’s disposition of certain assets during 2006, resulting in a larger allocation of corporate services costs to the remaining business units; and

•	Higher depreciation expense of $1.1 million primarily due to purchase accounting adjustments in the second quarter of 2006.

These EBIT reductions were offset by the following items:
•
Favorable impact to gross margin of approximately $5.5 million excluding the impact of commodity hedge adjustments due to higher average WAHA natural gas prices of $7.00 in the 2007 period versus $5.71 in the 2006 period;

•	Favorable impact to gross margin of approximately $365,000 resulting from lower hedge-based operating revenue reductions in the 2007 period versus the 2006 period; and
•	Higher non-hedging derivative income of $1.1 million included in Other income, net.

See PART I, ITEM 1. Financial Statement (Unaudited), Note 9 – Derivative Instruments and Hedging Activities – Gathering and Processing Segment for additional related information.

To alleviate the treating limitations discussed above related to the Jal Plant, the Company completed construction of an 18-mile, 16-inch high pressure pipeline to utilize existing treating capacity at the Keystone Plant.  The pipeline was put into service on June 21, 2007 at an approximate cost of $6.1 million.  The Company is exploring other expansion opportunities to provide additional growth capacity.

Six-month period ended June 30, 2007 versus the four-month period ended June 30, 2006.  The $3.5 million EBIT reduction for the six-month period ended June 30, 2007 versus the post-acquisition four-month period ended June 30, 2006 was primarily due to the following items:

•
Gross margin was higher by $21.9 million primarily due to the realization of operating results for the complete six month period in 2007 versus only four months in the 2006 period, the favorable impact of higher average WAHA natural gas prices during the second quarter of 2007, offset by the impact of approximately $11.1 million of unusually high levels of fuel, flare and unaccounted for gas losses primarily attributable to capacity and treating limitations experienced at the Jal Plant treating facility; and

•
Operating expenses and depreciation and amortization expenses were higher by $15.2 million and $10.2 million, respectively, primarily due to the incurrence of six months of activity in the 2007 period versus four months in the 2006 period.  Operating expenses were also impacted by a $4.1 million increase in corporate services costs due to Southern Union’s disposition of certain assets during 2006, resulting in a larger allocation of corporate services costs to the remaining business units.

Distribution Segment.  The Distribution segment is primarily engaged in the local distribution of natural gas in Missouri and Massachusetts.  The Company’s utilities operations are regulated as to rates and other matters by the regulatory commissions of the states in which each operates.  The utilities operations have historically been generally sensitive to weather and seasonal in nature, with a significant percentage of annual operating revenues and EBIT occurring in the traditional winter heating season in the first and fourth calendar quarters.  However, the MPSC approved distribution rates effective April 3, 2007 for Missouri Gas Energy’s residential customers (which comprise approximately 85 percent of its total customers and approximately 65 percent of its margin revenues) that eliminate the impact of weather and conservation for residential margin revenues and related earnings in Missouri.  See PART I, ITEM 1.  Financial Statements (Unaudited), Note 13 – Regulatory and Rates – Missouri Gas Energy for additional information related to the new Missouri Gas Energy rates.

The following table presents the results of operations applicable to the Company’s Distribution segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Distribution Segment	2007	2006	2007	2006
	(In thousands)

Net operating revenues (1)	$48,883	$33,020	$116,885	$94,736

Operating expenses	31,675	28,058	54,956	48,298
Depreciation and amortization	7,395	7,792	15,013	15,375
Taxes other than on income
and revenues	2,960	2,619	6,123	5,315
Total operating income	6,853	(5,449)	40,793	25,748
Other income (expenses), net	(409)	(927)	(804)	(2,135)
EBIT	$6,444	$(6,376)	$39,989	$23,613
________________
(1) Operating revenues for the Distribution segment are reported net of Cost of gas and other energy and Revenue-related taxes, which are pass-through costs.

Three-month period ended June 30, 2007 versus the three-month period ended June 30, 2006.  The $12.8 million EBIT improvement in the three-month period ended June 30, 2007 versus the same period in 2006 was primarily due to the following items:

•
Net operating revenues increased $15.9 million primarily due to the Missouri Gas Energy $27.2 million annual revenue rate increase effective April 3, 2007.  Additionally, excluding volumes associated with Missouri Gas Energy’s residential customers for which rates are not impacted by the effects of weather due to the April 2007 rate increase, the Company benefited from a 3 percent increase in consumption volumes resulting from colder weather in 2007 as evidenced by a 26 percent increase in degree days in 2007 versus 2006; and

•	Higher operating expenses of $3.6 million primarily due to:
•	Increased benefit costs of approximately $1.4 million primarily due to the recognition of higher pension costs recovered in rates associated with the recent Missouri Gas Energy rate case;
•	Increased labor expenses of approximately $825,000 primarily due to the filling of vacant positions and merit increases in 2007 versus 2006; and
•	Higher uncollectible accounts of approximately $561,000 resulting from higher revenues realized in the 2007 period versus the 2006 period.

Six-month period ended June 30, 2007 versus the six-month period ended June 30, 2006.  The $16.4 million EBIT improvement in the six-month period ended June 30, 2007 versus the same period in 2006 was primarily due to the following items:

•
Net operating revenues increased $22.1 million primarily due to the Missouri Gas Energy $27.2 million annual revenue rate increase effective April 3, 2007 and higher consumption volumes resulting from colder weather in 2007 versus 2006.

•	Higher operating expenses of $6.7 million primarily due to:
•	Increased benefit costs of approximately $1.9 million primarily due to the recognition of higher pension costs recovered in rates associated with the recent Missouri Gas Energy rate case;
•	Increased labor expenses of approximately $1.8 million primarily due to the filling of vacant positions and merit increases in 2007 versus 2006;
•	Increased general expenses of approximately $1.1 million primarily due to cathodic protection maintenance and outsourcing of billing services;
•	Higher legal costs of approximately $632,000; and
•	Higher uncollectible accounts of approximately $503,000 resulting from higher revenues realized in the 2007 period versus the 2006 period.

Corporate and Other

Three-month period ended June 30, 2007 versus the three-month period ended June 30, 2006.  The $2.9 million EBIT improvement for the three-month period ended June 30, 2007 versus the same period in 2006 was primarily due to a decrease in operating expenses of $2.3 million in 2007 versus 2006 due to a larger allocation of corporate services costs to the Company’s business units and an increase in management and royalty fees from Panhandle due to higher revenues.

Six-month period ended June 30, 2007 versus the six-month period ended June 30, 2006.  The $21.6 million EBIT reduction for the six-month period ended June 30, 2007 versus the same period in 2006 was primarily due to the following items:

•	Impact of a mark-to-market gain in 2006 of $37.2 million on put options for the pre-acquisition period associated with the March 1, 2006 acquisition of the Sid Richardson Energy Services business;
•   A decrease in operating expenses of $11.7 million in 2007 versus 2006 due to a larger allocation of corporate services costs to the Company’s business units and an increase in management and royalty fees from Panhandle due to higher revenues;
•   Impact of a first quarter 2006 $6.5 million write down in the carrying value of the Scranton corporate building;
•   Lower corporate stock-based compensation costs of approximately $1.2 million in 2007 versus 2006; and
•   Impact of a $1 million charge to record a reserve in March 2006 for final estimated costs resulting from a sales and use tax audit.

Interest Expense

Three-month period ended June 30, 2007 versus the three-month period ended June 30, 2006.  Interest expense was $11.8 million lower in 2007 compared with 2006 primarily due to:

•
Impact of higher interest expense of $22.5 million and higher debt issuance cost amortization of $3.9 million in 2006 associated with the bridge loan facility entered into to finance the acquisition of the Sid Richardson Energy Services business, which was retired using approximately $1.1 billion in net proceeds from the sale of certain assets in August 2006 and funds obtained in October 2006 from the issuance of the $600 million Junior Subordinated Notes;

•	Lower interest expense of $1.9 million associated with borrowings under the Company’s credit agreements primarily due to lower average outstanding balances in 2007 compared to 2006;
•	Increased interest expense of $10.8 million related to the $600 million Junior Subordinated Notes issued in October 2006;
•	Increased interest expense of $5.2 million related to Panhandle debt primarily due to higher average interest rates and higher debt balances in 2007 versus 2006; and
•	Increased interest expense of $1.9 million under the 6.15% Senior Notes issued in August 2006.

Six-month period ended June 30, 2007 versus the six-month period ended June 30, 2006.  Interest expense was $1.9 million lower in 2007 compared with 2006 primarily due to:

•
Impact of interest expense of $29.7 million and debt issuance cost amortization of $5.2 million in 2006 associated with the bridge loan facility entered into to finance the acquisition of the Sid Richardson Energy Services business, which was retired using approximately $1.1 billion in net proceeds from the sale of certain assets in August 2006 and funds obtained in October 2006 from the issuance of the $600 million Junior Subordinated Notes;

•	Lower interest expense of $4.4 million associated with borrowings under the Company’s credit agreements primarily due to lower average outstanding balances in 2007 compared to 2006;
•	Increased interest expense of $21.6 million related to the $600 million Junior Subordinated Notes issued in October 2006;
•	Increased interest expense of $14.4 million related to Panhandle debt primarily due to higher average interest rates and higher debt balances in 2007 versus 2006; and
•	Increased interest expense of $3.8 million under the 6.15% Senior Notes issued in August 2006.

Federal and State Income Taxes from Continuing Operations

Three-month period ended June 30, 2007 versus the three-month period ended June 30, 2006. The EITR from continuing operations for the three-month periods ended June 30, 2007 and 2006 was 23 percent and 33 percent, respectively. The decrease in the EITR from continuing operations was primarily due to the tax benefit associated with the increase in the dividends received deduction as a result of increased dividends from the Company’s unconsolidated investment in Citrus.  For the three-month periods ended June 30, 2007 and 2006, the tax benefit of the dividends received deduction was $8 million and $1.3 million, respectively.

Six-month period ended June 30, 2007 versus the six-month period ended June 30, 2006.  The EITR from continuing operations for the six-month periods ended June 30, 2007 and 2006 was 26 percent and 33 percent, respectively. The decrease in the EITR from continuing operations was primarily due to the tax benefit associated with the increase in the dividends received deduction as a result of increased dividends from the Company’s unconsolidated investment in Citrus.  For the six-month periods ended June 30, 2007 and 2006, the tax benefit of the dividends received deduction was $18.7 million and $4.8 million, respectively.

Earnings from Discontinued Operations

Earnings (loss) from discontinued operations included in the 2006 periods are associated with the assets of the Company’s PG Energy natural gas distribution division and the Rhode Island operations of its New England Gas Company natural gas distribution division, which were sold in August 2006.  See PART I. Item 1. Financial Statements (Unaudited), Note 16 – Discontinued Operations for additional information.

Preferred Stock Dividends

There is no change in dividends on preferred securities for the three- or six-month periods ended June 30, 2007 and 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated from internal operations constitutes the Company’s primary source of liquidity.  The Company’s $219.4 million working capital deficit at June 30, 2007 is expected to be funded by cash flows from operations and financings more fully described in the Financing Activities section.  Additional sources of liquidity include use of available credit facilities and may include various equity offerings, project and bank financings, issuance of long-term debt and proceeds from asset dispositions.  The availability and terms relating to such liquidity will depend upon various factors and conditions such as the Company’s combined cash flow and earnings, the Company’s resulting capital structure and conditions in the financial markets at the time of such offerings. Acquisitions, which generally require a substantial increase in expenditures, and related financings also affect the Company's combined results due to factors such as the Company's ability to realize any anticipated benefits from the acquisitions, successful integration of new and different operations and businesses and effects of different regional economic and weather conditions. Future acquisitions or related financings or refinancings may involve the issuance of shares of the Company's common stock, which could have a dilutive effect on the then-current stockholders of the Company.

Operating Activities

Six-month period ended June 30, 2007 versus the six-month period ended June 30, 2006. Cash flows provided by operating activities were $289.3 million for the six-month period ended June 30, 2007 compared with cash flows provided by operating activities of $300.1 million for the same period in 2006. Changes in operating assets and liabilities net of acquisitions, provided cash of $11.1 million in 2007 and $104.4 million in 2006, resulting in a change in cash of $93.3 million in 2007 compared to 2006. The $93.3 million decrease in cash is primarily due to lower receivables from the Distribution segment reduced by $131.4 million during the 2006 period versus $52.3 million in the 2007 period primarily due to higher receivables in December 2005 versus December 2006 resulting from the colder winter season. In the 2006 period, the Company’s discontinued operations provided cash of $46 million. These changes, resulting in a higher usage of cash from operating assets and liabilities in the 2007 period versus the 2006 period, were offset by $31.8 million of lower inventory levels primarily due to withdrawals from storage to meet customer and operational obligations.

For the six month period ended June 30, 2007, the Company has revised $49.3 million of working capital adjustment payments made in March of 2007 related to the 2006 sales of certain distribution assets.  The payments were previously reported within the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2007, as cash flows used in operating activities rather than cash flows used in investing activities.

Investing Activities

Summary

The Company’s business strategy includes making prudent capital expenditures across its base of interstate transmission, gathering, processing and distribution assets and growing the businesses through the selective acquisition of assets in order to position itself favorably in the evolving North American natural gas markets.

Cash flows used in investing activities in the six-month periods ended June 30, 2007 and 2006 were $243.2 million and $1.67 billion, respectively.  The $1.43 billion decrease in invested cash is primarily due to the $1.54 billion (net of $53.2 million cash received) acquisition of the Sid Richardson Energy Services business completed on March 1, 2006.  The following table presents a summary of additions to property, plant and equipment in continuing operations by segment, including additions related to major projects for the periods presented.

	Six Months Ended June 30,
Property, Plant and Equipment Additions	2007	2006
	(In thousands)
Transportation and Storage Segment
LNG Terminal Expansions/Enhancements	$48,839	$26,370
Trunkline Field Zone Expansion	77,643	2,298
East End Enhancement	8,594	9,498
Compression Modernization	21,420	-
Other, primarily pipeline integrity, system
reliability, information technology, air
emission compliance	40,803	38,567
Total	197,299	76,733

Gathering and Processing Segment	23,817	16,795	(1)

Distribution Segment
Missouri Safety Program	3,880	6,413
Other, primarily system replacement
and expansion	14,859	16,438
Total	18,739	22,851

Corporate and other	1,553	1,112

Total (2)	$241,408	$117,491
____________________
(1)  Reflects expenditures for the period subsequent to the March 1, 2006 acquisition of the Sid Richardson Energy
       Services business versus the six-month period ended June 30, 2006.
(2)  Includes net capital accruals totaling $36.1 million and $7.2 million for the six-month periods ended
      June 30, 2007 and 2006, respectively.

The Company’s capital expenditure programs through 2007 are expected to be funded primarily by cash flows from operations and from financings more fully described in the Financing Activities section.  See PART I, ITEM 1.  Financial Statements (Unaudited), Note 13 – Regulation and Rates and Note 11 – Commitments and Contingencies – Other Commitments and Contingencies, in this Quarterly Report on Form 10-Q for a discussion of the Company’s principal capital expenditure projects.

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

Financing Activities

Summary

Cash flows used in financing activities were $51.7 million for the six-month period ended June 30, 2007 compared with cash flows provided by financing activities of $1.39 billion for the same period in 2006.  Financing activity cash flow changes were primarily due to net debt retirements of $11.8 million in 2007 versus net debt issuances of $1.43 billion in 2006.

Retirement of Debt Obligations

The Company plans to refinance or retire its $525 million of debt maturing in 2008 with proceeds from one or a combination of the following sources: (i) new public debt or equity offering(s); (ii) bank financings; (iii) operating activities; and (iv) existing credit facilities.  If the Company were unable to refinance or retire these obligations, it would cause a material adverse effect on the Company’s financial condition.  However, the Company reasonably believes that it has the ability to refinance or retire these obligations within the required timeframes, although there can be no assurances that the anticipated retirements or refinancings will be completed or that they will be completed on terms satisfactory to the Company.

The Company has $115.4 million in long-term debt that is due to be repaid within the next twelve months.  It is expected that $100 million of this amount, due in February 2008, will be remarketed in accordance with the terms of the February 11, 2005 5% Equity Units issuance, whereby the Company will issue between 3,413,247 and 4,266,558 shares of its common stock, resulting in the estimated receipt of approximately $99 million in proceeds, and remarket the $100 million debt.

OTHER MATTERS

Contingencies

See PART I, ITEM 1.  Financial Statements (Unaudited), Note 14 – Commitments and Contingencies, in this Quarterly Report on Form 10-Q.

Regulatory

See PART I, ITEM 1.  Financial Statements (Unaudited), Note 13 – Regulation and Rates, in this Quarterly Report on Form 10-Q.

Insurance

The Company maintains insurance coverage provided under its policies similar to other comparable companies in the same lines of business.  The insurance policies are subject to terms, conditions, limitations and exclusions that do not fully compensate the Company for all losses.  Insurance deductibles range from $100,000 to $10 million for the various policies utilized by the Company.  Furthermore, as the Company renews its policies, it is possible that full insurance coverage may not be obtainable on commercially reasonable terms due to recent more restrictive insurance markets.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Southern Union has established disclosure controls and procedures to ensure that information required to be disclosed by the Company, including consolidated entities, in reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.  The Company performed an evaluation under the supervision and with the participation of management, including its CEO and CFO, and with the participation of personnel from its Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on that evaluation, Southern Union’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Controls.

Management’s assessment of internal control over financial reporting as of December 31, 2006 was included in Southern Union’s Annual Report on Form 10-K filed on March 1, 2007.

There have been no changes in internal control over financial reporting that occurred during the first six months of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as described below.

In July 2007, the Company substantially completed the process of migrating Southern Union Gas Services to its enterprise-wide general ledger and financial reporting system, including subsystems.  Southern Union Gas Services is currently subject to the Company’s internal controls over financial reporting and will be included in management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Southern Union is a party to or has property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in PART I, ITEM 1. Financial Statements (Unaudited), Note 14 – Commitments and Contingencies, in this Quarterly Report on Form 10-Q and in the Item 8.  Financial Statements and Supplementary Data, Note 18 – Commitments and Contingencies, information included in the Company’s Form 10-K for the year ended December 31, 2006. Southern Union is subject to federal and state requirements for the protection of the environment, including those for the discharge of hazardous materials and remediation of contaminated sites.  As a result, Southern Union is a party to or has its property subject to various other lawsuits or proceedings involving environmental protection matters.  For information regarding these matters, see PART I, ITEM 1. Financial Statements (Unaudited), Note 14 – Commitments and Contingencies, in this Quarterly Report on Form 10-Q and in the ITEM 8.  Financial Statements and Supplementary Data, Note 18 – Commitments and Contingencies information included in the Company’s Form 10-K for the year ended December 31, 2006.

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

2(e)
Escrow Agreement attached as Exhibit B to the Order of the United States Bankruptcy Court for the Southern District of New York dated September 10, 2004. (Filed as Exhibit 10.c to Southern Union’s Current Report on Form 8-K filed on September 14, 2004 and incorporated herein by reference.)

2(f)
Purchase and Sale Agreement by and among SRCG, Ltd. and SRG Genpar, L.P., as Sellers and Southern Union Panhandle LLC and Southern Union Gathering Company LLC, as Buyers, dated as of December 15, 2005. (Filed as Exhibit 10.1 to Southern Union’s Current Report on Form 8-K filed on December 16, 2005 and incorporated herein by reference.)

2(g)
Purchase and Sale Agreement between Southern Union Company and UGI Corporation, dated as of January 26, 2006. (Filed as Exhibit 10.1 to Southern Union’s Current Report on Form 8-K filed on January 30, 2006 and incorporated herein by reference.)

2(h)
First Amendment to the Purchase and Sale Agreement between Southern Union Company and UGI Corporation, dated as of August 24, 2006. (Filed as Exhibit 10.1 to Southern Union’s Current Report on Form 8-K filed on August 30, 2006 and incorporated herein by reference.)

2(i)
Purchase and Sale Agreement between Southern Union Company and National Grid USA, dated as of February 15, 2006. (Filed as Exhibit 10.1 to Southern Union’s Current Report on Form 8-K filed on February 17, 2006 and incorporated herein by reference.)

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

2(k)
First Amendment to the Purchase and Sale Agreement between Southern Union Company and National Grid USA, dated as of August 24, 2006. (Filed as Exhibit 10.3 to Southern Union’s Current Report on Form 8-K filed on August 30, 2006 and incorporated herein by reference.)

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

3(c)
Certificate of Designations, Preferences and Rights re: Southern Union Company’s 7.55% Noncumulative Preferred Stock, Series A. (Filed as Exhibit 4.1 to Southern Union’s Form 8-A/A dated October 17, 2003 and incorporated herein by reference.)

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

4(e)
Form of Supplemental Indenture No. 1, dated June 11, 2003, between Southern Union Company and JP Morgan Chase Bank (formerly the Chase Manhattan Bank, National Association). (Filed as Exhibit 4.5 to Southern Union’s Form 8-A/A dated June 20, 2003 and incorporated herein by reference.)

4(f)
Supplemental Indenture No. 2, dated February 11, 2005, between Southern Union Company and JP Morgan Chase Bank, N.A. (f/n/a JP Morgan Chase Bank). (Filed as Exhibit 4.4 to Southern Union’s Form 8-A/A dated February 22, 2005 and incorporated herein by reference.)

4(g)
Subordinated Debt Securities Indenture between Southern Union Company and JP Morgan Chase Bank (as successor to The Chase Manhattan Bank, N.A.), as Trustee. (Filed as Exhibit 4-G to Southern Union’s Registration Statement on Form S-3 (No. 33-58297) and incorporated herein by reference.)

4(h)
Second Supplemental Indenture, dated October 23, 2006, between Southern Union Company and The Bank of New York Trust Company, N.A., successor to JP Morgan Chase Bank, N.A., formerly known as JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association).  (Filed as Exhibit 4.1 to Southern Union’s Form 8-K/A dated October 24, 2006 and incorporated herein by reference.)

4(i)
 Southern Union is a party to other debt instruments, none of which authorizes the issuance of debt securities in an amount which exceeds 10% of the total assets of Southern Union.  Southern Union hereby agrees to furnish a copy of any of these instruments to the Commission upon request.

10(a)
Amended and Restated Credit Agreement between Trunkline LNG Holdings, LLC, as borrower, Panhandle Eastern Pipe Line Company, LP and CrossCountry Citrus, LLC, as guarantors, the financial institutions listed therein and Bayerische Hypo-Und Vereinsbank AG, New York Branch, as administrative agent, dated as of June 29, 2007. (Filed as Exhibit 10.1 to Southern Union’s Current Report on Form 8-K filed on July 6, 2007 and incorporated herein by reference.)

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

10(h)	First Amendment to the Southern Union Company Director's Deferred Compensation Plan, effective April 1, 2007, filed herewith.

10(i)	Southern Union Company Amended Supplemental Deferred Compensation Plan with Amendments. (Filed as Exhibit 4 to Southern Union’s Form S-8 filed May 27, 1999 and incorporated herein by reference.)

10(j)
Separation Agreement and General Release Agreement between Thomas F. Karam and Southern Union Company dated November 8, 2005. (Filed as Exhibit 10.1 to Southern Union’s Current Report on Form 8-K filed on November 8, 2005 and incorporated herein by reference.)

10(k)
Separation Agreement and General Release Agreement between John E. Brennan and Southern Union Company dated July  1, 2005. (Filed as Exhibit 10.1 to Southern Union’s Current Report on Form 8-K filed on July 5, 2005 and incorporated herein by reference.)

10(l)
Separation Agreement and General Release Agreement between David J. Kvapil and Southern Union Company dated July 1, 2005. (Filed as Exhibit 10.4 to Southern Union’s Current Report on Form 8-K filed on July 5, 2005 and incorporated herein by reference.)

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

10(p)
Form of Long Term Incentive Award Agreement, dated December 28, 2006, between Southern Union Company and the undersigned.  (Filed as Exhibit 99.1 to Southern Union’s Form 8-K dated January 3, 2007 and incorporated herein by reference.)

10(q)
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

10(r)	Certificate of Incorporation of Citrus Corp. (Filed as Exhibit 10(q) to Southern Union’s Annual Report on Form 10-K filed on March 1, 2007 and incorporated herein by reference.)

10(s)	By-Laws of Citrus Corp. (Filed as Exhibit 10(r) to Southern Union’s Annual Report on Form 10-K filed on March 1, 2007 and incorporated herein by reference.)

14	Code of Ethics and Business Conduct. (Filed as Exhibit 14 to Southern Union’s Annual Report on Form 10-K filed on March 16, 2006 and incorporated herein by reference.)

21	Subsidiaries of the Registrant. (Filed as Exhibit 21 to Southern Union’s Annual Report on Form 10-K filed on March 1, 2007 and incorporated herein by reference.)

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

SOUTHERN UNION COMPANY
(Registrant)

Date August 9, 2007	By /s/ GEORGE E. ALDRICH
George E. Aldrich Vice President and Controller (authorized officer and principal accounting officer)