Form 10-Q
period 2007-09-30
SOUTHERN UNION CO
filed 2007-11-09
CIK 203248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
____________________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended

September 30, 2007

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
Large accelerated filer   ✓     Accelerated filer          Non-accelerated filer   __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes       No  ✓

The number of shares of the registrant's Common Stock outstanding on November 2, 2007 was 120,032,605.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
FORM 10-Q
September 30, 2007

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,
	2007	2006
	(In thousands, except per share amounts)

Operating revenues (Note 15)	$525,473	$564,418

Operating expenses:
Cost of gas and other energy	261,324	338,730
Operating, maintenance and general	108,478	102,775
Depreciation and amortization	44,900	40,279
Revenue-related taxes	3,804	3,191
Taxes, other than on income and revenues	9,987	9,482
Total operating expenses	428,493	494,457

Operating income	96,980	69,961

Other income (expenses):
Interest expense	(50,703)	(56,929)
Earnings from unconsolidated investments	24,820	19,257
Other, net	(1,961)	(810)
Total other income (expenses), net	(27,844)	(38,482)

Earnings from continuing operations before income taxes	69,136	31,479

Federal and state income tax expense (Note 12)	23,853	19,650

Earnings from continuing operations	45,283	11,829

Discontinued operations (Note 16):
Losses from discontinued operations before income taxes	-	(27,438)
Federal and state income tax expense (Note 12)	-	147,035
Loss from discontinued operations	-	(174,473)

Net earnings (loss)	45,283	(162,644)

Preferred stock dividends	(4,342)	(4,341)

Net earnings (loss) available for common stockholders	$40,941	$(166,985)

Net earnings available for common stockholders from
continuing operations per share:
Basic	$0.34	$0.06
Diluted	0.34	0.06

Net earnings (loss) available for common stockholders per share:
Basic	$0.34	$(1.44)
Diluted	0.34	(1.42)
Dividends declared on common stock per share	0.10	0.10

Weighted average shares outstanding (Note 5):
Basic	120,018	115,801
Diluted	120,759	117,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Nine months ended September 30,
	2007	2006
	(In thousands, except per share amounts)

Operating revenues (Note 15)	$1,893,754	$1,663,939

Operating expenses:
Cost of gas and other energy	1,069,035	975,629
Operating, maintenance and general	318,982	279,910
Depreciation and amortization	132,030	109,800
Revenue-related taxes	26,498	23,564
Taxes, other than on income and revenues	33,235	32,436
Total operating expenses	1,579,780	1,421,339

Operating income	313,974	242,600

Other income (expenses):
Interest expense	(154,034)	(162,128)
Earnings from unconsolidated investments	81,986	46,656
Other, net	1,800	37,833
Total other income (expenses), net	(70,248)	(77,639)

Earnings from continuing operations before income taxes	243,726	164,961

Federal and state income tax expense (Note 12)	68,747	63,392

Earnings from continuing operations	174,979	101,569

Discontinued operations (Note 16):
Earnings from discontinued operations before income taxes	-	6,111
Federal and state income tax expense (Note 12)	-	158,642
Loss from discontinued operations	-	(152,531)

Net earnings (loss)	174,979	(50,962)

Preferred stock dividends	(13,024)	(13,023)

Net earnings (loss) available for common stockholders	$161,955	$(63,985)

Net earnings available for common stockholders from
continuing operations per share:
Basic	$1.35	$0.78
Diluted	1.34	0.76

Net earnings (loss) available for common stockholders per share:
Basic	$1.35	$(0.57)
Diluted	1.34	(0.55)
Dividends declared on common stock per share	0.30	0.30

Weighted average shares outstanding (Note 5):
Basic	119,894	113,150
Diluted	120,622	116,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS

	September 30,	December 31,
	2007	2006
	(In thousands)
Current assets:
Cash and cash equivalents	$19,739	$5,751
Accounts receivable, net of allowances of
$3,822 and $4,830, respectively	212,906	298,231
Accounts receivable – affiliates	11,174	3,546
Inventories (Note 4)	278,559	241,137
Deferred gas purchase costs	28,193	-
Gas imbalances - receivable	80,890	69,877
Prepayments and other assets	30,894	72,317
Total current assets	662,355	690,859

Property, plant and equipment:
Plant in service	5,171,233	5,025,631
Construction work in progress	465,556	178,935
	5,636,789	5,204,566
Less accumulated depreciation and amortization	(741,281)	(620,139)
Net property, plant and equipment	4,895,508	4,584,427

Deferred charges:
Regulatory assets (Note 6)	66,151	65,865
Deferred charges	62,213	61,602
Total deferred charges	128,364	127,467

Unconsolidated investments (Note 7)	1,243,548	1,254,749

Goodwill	89,227	89,227

Other	29,736	36,061

Total assets	$7,048,738	$6,782,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

STOCKHOLDERS' EQUITY AND LIABILITIES

	September 30,	December 31,
	2007	2006
	(In thousands)
Stockholders’ equity:
Common stock, $1 par value; 200,000 shares authorized;
121,090 shares issued at September 30, 2007	$121,090	$120,718
Preferred stock, no par value; 6,000 shares authorized;
920 shares issued at September 30, 2007	230,000	230,000
Premium on capital stock	1,783,005	1,775,763
Less treasury stock: 1,063 and 1,059
shares, respectively, at cost	(27,839)	(27,708)
Less common stock held in trust: 779
and 863 shares, respectively	(14,955)	(14,628)
Deferred compensation plans	15,018	14,691
Accumulated other comprehensive loss (Note 3)	(8,596)	(901)
Retained earnings (deficit)	78,459	(47,527)
Total stockholders' equity	2,176,182	2,050,408

Long-term debt obligations (Note 10)	2,571,447	2,689,656

Total capitalization	4,747,629	4,740,064

Current liabilities:
Long-term debt and capital lease obligation
due within one year (Note 10)	540,117	461,011
Notes payable (Note 10)	230,000	100,000
Accounts payable and accrued liabilities	169,909	300,762
Federal, state and local taxes payable	36,496	30,828
Accrued interest	42,224	46,342
Customer deposits	16,571	14,670
Deferred gas purchases	1,865	15,551
Gas imbalances - payable	213,142	146,995
Other	179,878	84,665
Total current liabilities	1,430,202	1,200,824

Deferred credits	212,253	224,725

Accumulated deferred income taxes	658,654	617,177

Commitments and contingencies (Note 14)

Total stockholders' equity and liabilities	$7,048,738	$6,782,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Cash flows provided by (used in) operating activities:
Net earnings (loss)	$174,979	$(50,962)
Adjustments to reconcile net earnings to net cash flows
provided by operating activities:
Depreciation and amortization	132,030	111,839
Amortization of debt expense	556	10,467
Deferred income taxes	50,808	183,024
Loss on disposition of operations	-	48,591
Provision for bad debts	13,574	23,137
Impairment of assets	-	25,940
Loss (gain) on derivatives	1,227	(41,846)
Earnings from unconsolidated investments, net of cash distributions	11,889	(46,656)
Other	1,675	(553)
Changes in operating assets and liabilities, net of acquisitions	1,982	65,748
Net cash flows provided by operating activities	388,720	328,729
Cash flows provided by (used in) investing activities:
Additions to property, plant and equipment	(382,123)	(232,046)
Acquisitions of operations, net of cash received	-	(1,537,627)
Return of investment in Citrus (Note 7)	9,674	-
Dispositions of operations, net	(49,304)	1,076,738
Other	3,501	4,640
Net cash flows used in investing activities	(418,252)	(688,295)
Cash flows provided by (used in) financing activities:
Decrease in book overdraft	(2,139)	(24,623)
Issuance costs of debt	(2,418)	(9,195)
Issuance of common stock	-	125,000
Issuance of long-term debt	455,000	-
Dividends paid on common stock	(35,933)	(22,371)
Dividends paid on preferred stock	(13,024)	(8,682)
Repayment of debt obligation	(493,316)	(1,090,000)
Issuance of bridge loan	-	1,600,000
Net change in revolving credit facilities	130,000	(225,000)
Proceeds from exercise of stock options	3,592	8,487
Tax benefit on stock option exercises	1,758	1,773
Other	-	(5,770)
Net cash flows provided by financing activities	43,520	349,619
Change in cash and cash equivalents	13,988	(9,947)
Cash and cash equivalents at beginning of period	5,751	16,938
Cash and cash equivalents at end of period	$19,739	$6,991

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)

	Common	Preferred	Premium		Common	Deferred	Accumulated		Total
	Stock,	Stock,	on	Treasury	Stock	Compen-	Other	Retained	Stock-
	$1 Par	No Par	Capital	Stock,	Held	sation	Comprehensive	Earnings	holders'
	Value	Value	Stock	at cost	In Trust	Plans	Income (Loss)	(Deficit)	Equity
	(In thousands)

Balance December 31, 2006	$120,718	$230,000	$1,775,763	$(27,708)	$(14,628)	$14,691	$(901)	$(47,527)	$2,050,408
Comprehensive income (loss):
Net earnings	-	-	-	-	-	-	-	174,979	174,979
Unrealized loss on hedging									-
activities, net of tax	-	-	-	-	-	-	(4,249)	-	(4,249)
Change in fair value of hedging									-
derivatives, net of tax	-	-	-	-	-	-	(3,288)	-	(3,288)
Recognized actuarial gain (loss)
and prior service credit (cost),
net of tax	-	-	-	-	-	-	(158)	-	(158)
Comprehensive income									167,284
Preferred stock dividends	-	-	-	-	-	-	-	(13,024)	(13,024)
Cash dividends declared	-	-	-	-	-	-	-	(35,969)	(35,969)
Share-based compensation	-	-	2,263	-	-	-	-	-	2,263
Restricted stock issuances	107	-	(107)	(131)	-	-	-	-	(131)
Exercise of stock options	265	-	5,086	-	-	-	-	-	5,351
Contributions to Trust	-	-	-	-	(639)	639	-	-	-
Disbursements from Trust	-	-	-	-	312	(312)	-	-	-
Balance September 30, 2007	$121,090	$230,000	$1,783,005	$(27,839)	$(14,955)	$15,018	$(8,596)	$78,459	$2,176,182

The Company’s common stock is $1 par value.  Therefore, the change in Common Stock, $1 Par Value, is equivalent to the change in the number of shares of common stock outstanding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The accompanying unaudited interim condensed consolidated financial statements of Southern Union Company (Southern Union) and its subsidiaries (collectively, the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q.  These statements do not include all of the information and annual note disclosures required by accounting principles generally accepted in the United States of America (GAAP), and should be read in conjunction with the Company’s financial statements and notes thereto for the twelve months ended December 31, 2006, which are included in the Company’s Form 10-K filed with the SEC.  The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and reflect adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim period.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  Due to the seasonal nature of the Company’s operations, the results of operations and cash flows for any interim period are not necessarily indicative of the results that may be expected for the full year.  Certain prior period amounts have been reclassified to conform with the current period presentation.

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

3.  Accumulated Other Comprehensive Income (Loss)

The table below provides an overview of Comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Other Comprehensive Income (Loss)	2007	2006	2007	2006
	(In thousands)		(In thousands)

Net earnings (loss)	$45,283	$(162,644)	$174,979	$(50,962)
Other Comprehensive Income (Loss) Adjustments:
Change in fair value of interest rate hedges, net
of tax of $(4,329), $0, $(1,374) and $0, respectively	(6,319)	-	(1,924)	-
Reclassification of unrealized gain on interest
rate hedges into earnings, net of tax of
$(34), $(33), $115 and $(103), respectively	(143)	(34)	(946)	(107)
Reversal of minimum pension liability related to
disposition, net of tax of $0, $16,004, $0	-	26,331	-	26,331
and $16,004, respectively.
Change in fair value of commodity hedges, net of
tax of $1,156, $5,583, $(828) and $7,175, respectively	1,906	9,203	(1,364)	11,880
Reclassification of unrealized gain on
commodity hedges into earnings, net of tax of $(829),
($1,201), $(2,004) and ($1,456), respectively	(1,366)	(2,024)	(3,303)	(2,452)
Reclassification of actuarial gain and prior
service credit (cost) relating to pension and other
postretirement benefits into earnings, net of tax
of $(880), $0, $(381) and $0, respectively	(1,341)	-	(158)	-
Total other comprehensive income (loss)	(7,263)	33,476	(7,695)	35,652
Total comprehensive income (loss)	$38,020	$(129,168)	$167,284	$(15,310)

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below provides an overview of the components in Accumulated other comprehensive income (loss) as of the periods indicated:

	September 30,	December 31,
Components in Accumulated Other Comprehensive Income (Loss)	2007	2006
	(In thousands)

Interest rate hedges, net	$(5,182)	$(2,312)
Commodity hedges, net	609	5,276
Benefit Plans:
Net actuarial loss and prior service costs, net - pensions	(22,719)	(26,678)
Net actuarial gain and prior service credit, net - other postretirement benefits	18,696	22,813
Total Accumulated other comprehensive loss, net of tax	$(8,596)	$(901)

4.  Inventories

In the Transportation and Storage segment, inventories consist of gas held for operations and materials and supplies, both of which are carried at the lower of weighted average cost or market, while gas received from or owed back to customers is valued at market.  The gas held for operations that the Company does not expect to consume in its operations in the next twelve months is reflected in non-current assets.  Gas held for operations at September 30, 2007 was $153.3 million, or 21,617,000 million British thermal units (MMBtu), of which $12 million was classified as non-current.  Gas held for operations at December 31, 2006 was $129.4 million, or 20,965,000 MMBtu, of which $14.9 million was classified as non-current.  Materials and supplies inventories in the Transportation and Storage segment were $14 million and $13.2 million at September 30, 2007 and December 31, 2006, respectively.

In the Gathering and Processing segment, inventories consist of materials and supplies and are stated at the lower of weighted average cost or market.  Materials and supplies in the Gathering and Processing segment, primarily comprised of compressor components and parts, were $6.3 million and $6.9 million at September 30, 2007 and December 31, 2006, respectively.

In the Distribution segment, inventories consist of natural gas in underground storage and materials and supplies, both of which are carried at weighted average cost.  Natural gas in underground storage at September 30, 2007 and December 31, 2006 was $113.3 million and $103.5 million, respectively, and consisted of 18,327,112 MMBtu and 14,702,000 MMBtu, respectively.  Materials and supplies inventories in the Distribution segment were $3.7 million and $3.7 million at September 30, 2007 and December 31, 2006, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)

Weighted average shares outstanding - Basic	120,018	115,801	119,894	113,150
Add assumed vesting of restricted stock	41	40	30	122
Add assumed conversion of equity units	270	1,383	227	2,021
Add assumed exercise of stock options
and stock appreciation rights	430	562	471	846
Weighted average shares outstanding - Dilutive	120,759	117,786	120,622	116,139

There were no anti-dilutive options outstanding for the periods presented above.

6.  Regulatory Assets

The Company records regulatory assets and liabilities with respect to its Distribution segment operations in accordance with FASB Statement No. 71, Accounting for the Effects of Certain Types of Regulation (Statement No. 71).  The following table provides a summary of regulatory assets at the dates indicated:

	September 30,	December 31,
Regulatory Assets	2007	2006
	(In thousands)

Pension and Postretirement Benefits	$35,215	$33,969
Environmental	20,302	15,571
Missouri Safety Program	6,347	8,751
Other	4,287	7,574
	$66,151	$65,865

The Company’s regulatory assets at September 30, 2007 relating to Distribution segment operations that are being recovered through current rates totaled $45.4 million.  The Company expects that the $20.7 million of regulatory assets not currently in rates will be included in its rates as rate cases occur in the future.  The remaining recovery period associated with these assets ranged from 3 months to 96 months.  The Company’s regulatory assets at December 31, 2006 relating to Distribution segment operations that are being recovered through current rates totaled $30.7 million.  The remaining recovery period associated with these assets ranged from 12 months to 93 months.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Unconsolidated Investments

A summary of the Company’s unconsolidated investments at the dates indicated is as follows:

	September 30,	December 31,
Unconsolidated Investments	2007	2006
	(In thousands)
Equity investments:
Citrus	$1,221,967	$1,233,172
Other	20,806	20,802
Investments at cost	775	775

	$1,243,548	$1,254,749

Equity Investments.  Unconsolidated investments at September 30, 2007 and December 31, 2006 included the Company’s 50 percent, 50 percent, 29 percent and 49.9 percent investments in Citrus Corp. (Citrus), Grey Ranch Plant, LP (Grey Ranch), Lee 8 Partnership and PEI II, LLC, respectively.  The Company accounts for these investments using the equity method.  The Company’s share of net earnings or loss from these equity investments is recorded in Earnings from unconsolidated investments in the Condensed Consolidated Statement of Operations.

Dividends.  During the three- and nine-month periods ended September 30, 2007, Citrus paid dividends of $27.4 million and $103.6 million, respectively, to the Company, of which $9.7 million has been reflected by the Company as a return of investment.  In the three- and nine-month periods ended September 30, 2006, Citrus paid CCE Holdings, LLC (CCE Holdings) dividends of $18.6 million and $49 million, respectively.  CCE Holdings did not distribute dividends to the Company in the same 2006 periods.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Summarized financial information for the Company’s equity investments is as follows:

	Three Months Ended		Three Months Ended
	September 30, 2007		September 30, 2006
		Other Equity	CCE		Other
	Citrus	Investments	Holdings (1)		Investments
Income Statement Data:	(In thousands)
Revenues	$136,800	$4,115	$-		$2,484
Operating income (loss)	84,686	1,554	(1,474)		561
Equity earnings	-	-	21,660	(2)	-
Income from discontinued
operations	-	-	25,195	(3)	-
Net income	42,177	1,532	38,737		522

	Nine Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2006
		Other Equity	CCE		Other Equity
	Citrus	Investments	Holdings (1)		Investments
	(In thousands)
Income Statement Data:
Revenues	$375,357	$8,848	$-		$5,330
Operating income (loss)	218,132	2,879	(4,603)		880
Equity earnings	-	-	57,292	(2)	-
Income from discontinued				(3)
operations	-	-	61,111		-
Net income	126,438	3,725	94,044		772
_____________________
(1)  CCE Holdings became a wholly-owned subsidiary on December 1, 2006.
(2)  Represents equity earnings of CCE Holdings in Citrus prior to becoming a wholly-owned subsidiary on December 1, 2006.
(3)  Income from discontinued operations for CCE Holdings relates primarily to the operations of Transwestern Pipeline Company, LLC
      (Transwestern).

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Citrus.  On December 1, 2006, the Company completed a series of transactions that resulted in the Company becoming the sole owner of 100 percent of CCE Holdings, whose principal remaining asset is its 50 percent interest in Citrus.  The Company’s equity investment balance in Citrus includes amounts in excess of its share of the underlying equity of the investee of $614.8 million and $585.6 million as of September 30, 2007 and December 31, 2006, respectively.  The equity goodwill includes an allocation of $208.4 million of excess purchase cost associated with the increased interest in Citrus effectively acquired on December 1, 2006.  The combined fair value amount recorded in excess of the Company’s 50 percent share of the underlying Citrus equity at September 30, 2007 was as follows:

	Excess Purchase Costs	Amortization Period
	(In thousands)

Property, plant and equipment	$2,885	40 years
Capitalized software	1,478	5 years
Long-term debt (1)	(80,204)	4-20 years
Deferred taxes (1)	(6,883)	40 years
Other net liabilities	(541)	N/A
Goodwill (2)	664,609	N/A
Sub-total	581,344
Accumulated net accretion to equity earnings	33,415
Net investment in excess of underlying equity	$614,759
____________________
(1)	Accretion of this amount increases equity earnings and accumulated net accretion.
(2)	The Company’s tax basis in the investment in Citrus includes the equity goodwill. See “Goodwill Evaluation” below.

Contingent Matters Potentially Impacting Southern Union Through the Company’s Investment in Citrus.  The following updated information should be read in conjunction with the related information included in Note 9 – Unconsolidated Investments in the Company’s Form 10-K for the year ended December 31, 2006.

Environmental Matters.  Florida Gas Transmission Company, LLC (Florida Gas), which is the principal entity owned by Citrus, is responsible for environmental remediation of contamination resulting from past releases of hydrocarbons and chlorinated compounds at certain sites on its gas transmission systems.  Florida Gas is implementing a program to remediate such contamination. Activities vary with site conditions and locations, the extent and nature of the contamination, remedial requirements and complexity.  The ultimate liability and total costs associated with these sites will depend upon many factors. These sites are generally managed in the normal course of business or operations. The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

Goodwill Evaluation.  Goodwill associated with the Company’s equity investment in Citrus accounted for under Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock, was approximately $664.6 million and $642.2 million at September 30, 2007 and December 31, 2006, respectively.  The amount recorded for goodwill at September 30, 2007 includes final purchase price allocation adjustments.

Regulatory Assets and Liabilities.  Florida Gas is subject to regulation by certain state and federal authorities.  Florida Gas has accounting policies that conform to Statement No. 71 and are in accordance with the accounting requirements and ratemaking practices of applicable regulatory authorities.  Management’s

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

assessment for Florida Gas of the probability of its recovery or pass through of regulatory assets and liabilities requires judgment and interpretation of laws and regulatory commission orders.  If, for any reason, Florida Gas ceases to meet the criteria for application of regulatory accounting treatment for all or part of its operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from its condensed consolidated balance sheet, resulting in an impact to the Company’s share of its equity earnings.  Florida Gas’ regulatory asset and liability balances at September 30, 2007 were $17.4 million and $15.1 million, respectively.  Florida Gas’ regulatory asset and liability balances at December 31, 2006 were $19.3 million and $14.3 million, respectively.

Federal Pipeline Integrity Rules.  On December 15, 2003, the U.S. Department of Transportation issued a final rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the rule defines as “high consequence areas” (HCAs).  This rule resulted from the enactment of the Pipeline Safety Improvement Act of 2002.  The rule requires operators to have identified HCAs along their pipelines by December 2004 and to have begun baseline integrity assessments, comprised of in-line inspection (smart pigging), hydrostatic testing or direct assessment, by June 2004.  Operators must rank the risk of their pipeline segments containing HCAs and must complete assessments on at least 50 percent of the segments using one or more of these methods by December 2007.  Assessments will generally be conducted on the higher risk segments first, with the balance being completed by December 2012.  In addition, some system modifications will be necessary to accommodate the in-line inspections.  All systems operated by the Company will be compliant with the rule; however, while identification and location of all HCAs has been completed, it is not practicable to determine with certainty the total scope of required remediation activities prior to completion of the assessments and inspections.  For Florida Gas, the required modifications and inspections are preliminarily estimated to be in the range of approximately $18 million to $23 million per year through 2012.

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

Under certain conditions, existing agreements between Florida Gas and the FDOT/FTE require the FDOT/FTE to provide any new rights-of-way needed for relocation of the pipelines and for Florida Gas to pay for rearrangement or relocation costs. Under certain other conditions, Florida Gas may be entitled to reimbursement for the costs associated with relocation, including construction and right-of-way costs.  On January 25, 2007, Florida Gas filed a complaint against the FDOT/FTE in the Seventeenth Judicial Circuit, Broward County, Florida, seeking relief with respect to three specific sets of FDOT/FTE widening projects in Broward County.  The complaint seeks damages for breach of easement and relocation agreements for the one set of projects on which construction has already commenced, and injunctive relief as well as damages for the two other sets of projects on which construction has yet to commence.  By motion dated March 2, 2007, the FDOT/FTE moved to transfer venue to Orange County, Florida, where Florida Gas had filed, and subsequently voluntarily dismissed, a related suit against the FDOT/FTE in 2005.  The motion and a subsequent FDOT/FTE motion for reconsideration were denied in April 2007.  On April 24, 2007, the FDOT/FTE filed a complaint against Florida Gas in the Ninth Judicial Circuit, Orange County, Florida, seeking a declaratory judgment that, under existing agreements, Florida Gas is liable for the costs of relocation associated with such projects and is not entitled to certain other rights.  On August 7, 2007, the Orange County Court granted a motion by Florida Gas to abate and stay the Orange County action.

On October 24, 2007, Florida Gas filed a complaint in the US District Court of the Northern District of Florida, Tallahassee Division, against Stephanie C. Kopelousos (Kopelousos) in her official capacity as the Secretary of the Florida Department of Transportation, seeking to enjoin Kopelousos from violating federal law in connection with construction of the FDOT/FTE Golden Glades project, a new toll plaza in Miami-Dade County, Florida.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Florida Gas seeks a declaratory judgment that certain Florida statutes are preempted by federal law to the extent such state statutes purport to regulate the abandonment or relocation schedule for the federally regulated pipelines of Florida Gas and prospective preliminary and permanent injunctive relief enjoining Kopelousos from proceeding with construction on the Golden Glades project over and around such pipelines.

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

Citrus Trading Litigation.  On January 29, 2007, Citrus Trading Corp. (Citrus Trading), Citrus, Southern Union and El Paso Corporation (collectively, Citrus Parties) entered into a settlement regarding litigation with Spectra Energy LNG Sales, Inc., formerly known as Duke Energy LNG Sales, Inc. (Duke), and its parent company, Spectra Energy Corporation (collectively, Spectra), whereby Spectra agreed to pay $100 million to Citrus Trading.  The litigation related to a natural gas purchase contract between Citrus Trading and Duke that had been terminated in 2003.  Citrus recorded a net gain of $15 million in the first quarter of 2007, $7.5 million of which is included in Earnings from unconsolidated investments in the Condensed Consolidated Statement of Operations.  The Citrus Parties also entered into a settlement on January 29, 2007 with Enron Corp. pursuant to which CCE Holdings’ obligation to remit to Enron Corp. certain proceeds of the Duke settlement was reduced, resulting in a $7.6 million gain recorded in Earnings from unconsolidated investments in the Condensed Consolidated Statement of Operations.

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

8. Stockholders’ Equity

Dividends.  On October 12, 2007, July 13, 2007 and April 13, 2007, the Company paid its regular quarterly cash dividend of $0.10 per share on the Company’s common stock.  Dividend payments totaling $12 million each were paid to holders of record as of September 28, 2007, June 29, 2007 and March 30, 2007.

 9. Derivative Instruments and Hedging Activities

Interest Rate Swaps and Treasury Locks.  Interest rate swaps are used to reduce interest rate risks and to manage interest expense.  By entering into these agreements, the Company converts floating-rate debt into fixed-rate debt, or alternatively converts fixed-rate debt to floating-rate debt.  Interest differentials paid or received under the swap agreements are reflected as an adjustment to interest expense.  These interest rate swaps are financial derivative instruments that qualify for hedge treatment.  The notional amounts of the interest rate swaps are not exchanged and do not represent exposure to credit loss.  In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In August and September 2007, Panhandle Eastern Pipe Line Company, LP (PEPL) entered into a series of treasury rate locks with an aggregate notional amount of $300 million to manage its exposure against changes in future interest payments attributable to changes in the 10-year US treasury rate prior to the anticipated issuance of fixed-rate debt.  The weighted-average interest rate of these treasury rate locks is 4.57 percent.  PEPL entered into treasury rate locks that fixed the benchmark component of the interest rate to be established for the forecasted October 2007 issuance of $300 million fixed-rate debt. The treasury rate locks are accounted for as cash flow hedges, and PEPL recorded a $338,000 gain ($207,000, net of tax), in Accumulated other comprehensive loss with respect to the treasury rate locks as of September 30, 2007. The treasury rate locks were settled on October 23, 2007 with PEPL paying approximately $3.9 million. The $3.9 million pre-tax loss will be included in Accumulated other comprehensive loss during the fourth quarter of 2007 and will be recognized in earnings as an adjustment to interest expense over the ten-year term of the $300 million 6.20 percent senior notes due November 1, 2017. See Note 18 – Subsequent Event.

PEPL’s subsidiary, Trunkline LNG Holdings, LLC (LNG Holdings) has entered into interest rate swap agreements with an aggregate notional amount of $455 million that effectively fix the interest rate applicable to the floating rate of the $455 million Term Loan due in 2012, from June 15, 2007 through March 13, 2012, and qualify for hedge accounting.  For the period from June 15, 2007 through September 30, 2007, there was no swap ineffectiveness.  As of September 30, 2007, floating rate LIBOR-based interest payments were exchanged for weighted average fixed rate interest payments of 4.98 percent plus a credit spread of 0.625 percent, based upon PEPL’s credit rating for its senior unsecured debt.  As of September 30, 2007, the fair value position of the swaps was a liability of $4.2 million and is included in Deferred credits in the Condensed Consolidated Balance Sheet.  For the three- and four-month periods ended September 30, 2007, an unrealized loss of $11.5 million ($6.9 million, net of tax) and $4.2 million ($2.5 million, net of tax), respectively, was included in Accumulated other comprehensive loss related to the change in fair value of these swaps.  Current market pricing models were used to estimate fair values of interest rate swap agreements.

On April 29, 2005, the Company refinanced the existing bank loans of LNG Holdings in the amount of $255.6 million, due 2007.  Interest rate swaps previously designated as cash flow hedges of the LNG Holdings’ bank loans were terminated upon refinancing of the loans.  As a result, a gain of $3.5 million ($2.1 million, net of tax) was recorded in Accumulated other comprehensive loss during the second quarter of 2005 and was amortized to interest expense through January 2007.

In March 2004, PEPL entered into interest rate swaps to hedge the risk associated with the fair value of its $200 million principal amount of 2.75% Senior Notes.  These swaps terminated in March 2007 upon their maturity.  See related information in Note 10 – Debt Obligations.

In March and April 2003, the Company entered into a series of treasury rate locks with an aggregate notional amount of $250 million to manage its exposure against changes in future interest payments attributable to changes in the benchmark interest rate prior to the anticipated issuance of fixed-rate debt.  These treasury rate locks expired on June 30, 2003, resulting in a $6.9 million after-tax loss that was recorded in Accumulated other comprehensive loss and is being amortized into interest expense over the lives of the associated debt instruments.  As of September 30, 2007, approximately $897,000 of net after-tax losses in Accumulated other comprehensive loss will be amortized into interest expense during the next twelve months.

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Non-Hedging Derivatives.  The Company uses various derivative financial instruments to manage commodity price risk and to take advantage of pricing anomalies among derivative financial instruments related to natural gas and natural gas liquids.  The Company uses a combination of crude oil puts, fixed-price physical forward contracts, exchange-traded futures, and fixed for floating index and basis swaps to manage commodity price risk.  These derivative financial instruments allow the Company to preserve value and protect margins because changes in the value of the derivative financial instruments are highly effective in offsetting changes in the physical market and reducing basis risk.  Basis risk exists primarily due to price differentials between cash market delivery locations and futures contract delivery locations.  For the three- and nine-month periods ended September 30, 2007, the Company recorded a gain of $198,000 and a loss of $135,000, respectively, for its non-hedging activities, nil of which gain and $555,000 of which loss are related to the crude oil puts for the same periods.  For the three- and nine-month periods ended September 30, 2006, the Company recorded a gain of $151,000 and a loss of $1.7 million, respectively, for its non-hedging activities.

Commodity-Based Cash Flow Hedges.

The Company purchased natural gas put options to reduce the downside commodity price risk of the Southern Union Gas Services business.  Prior to the closing of the Company’s acquisition of the Sid Richardson Energy Services business on March 1, 2006, the put options were required to be accounted for using mark-to-market accounting, which resulted in a $37.2 million pre-tax gain in the first quarter of 2006.  After the closing of the acquisition, the Company designated the put options as cash flow hedges.  The Company purchased additional put options in July 2006 for its propane and ethane equivalent products, which were also designated as cash flow hedges.  Accordingly, changes in fair value of the put options that are considered effective are initially recorded in Accumulated other comprehensive loss and reclassified to earnings in the period the hedged sales occur.  If it is determined that the hedge is ineffective, income is adjusted to the extent of such ineffectiveness.

Financial Statement Impact of Commodity-Based Cash Flow Hedges.

The following table summarizes the financial statement impact of the commodity-based cash flow hedges.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)

Change in fair value of commodity hedges - increase
(decrease) in Accumulated other comprehensive
loss, net of tax of $1,156, $5,583, $(828),
and $7,175, respectively	$1,906	$9,203	$(1,364)	$11,880
Reclassification of unrealized gain on
commodity hedges - increase of
Operating revenues, excluding tax effect of $829,
$1,201, $2,004, and $1,456, respectively	2,195	3,225	5,307	3,908
Gain (loss) realized upon cash settlement - increase
(decrease) of Operating revenues	166	466	(603)	577
Loss on ineffectiveness of commodity hedges	-	(1,667)	-	(1,878)
Cash realized on settlement of commodity hedges	10,017	21,463	26,529	49,944

At September 30, 2007 and December 31, 2006, the Company reported in the Condensed Consolidated Balance Sheet in Prepayments and other assets, derivative asset balances of $8.8 million and $38.1 million, respectively.  During 2007, the Company expects that all of the $978,000 ($608,000, net of tax) gain included in the Accumulated other comprehensive loss balance at September 30, 2007 will be reclassified into earnings.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Distribution Segment

Non-Hedging Activities.  During 2006, the Company entered into natural gas commodity swaps and collars to mitigate price volatility of natural gas passed through to utility customers in the Distribution segment. The cost of the derivative products and the settlement of the respective obligations are recorded through the gas purchase adjustment clause as authorized by the applicable regulatory authority and therefore do not impact earnings. The fair values of the contracts are recorded as an adjustment to a regulatory asset or liability in the Condensed Consolidated Balance Sheet.  As of September 30, 2007 and December 31, 2006, the fair values of the contracts, which expire at various times through August 2009, are included in the Condensed Consolidated Balance Sheet as assets and liabilities, with matching adjustments to deferred cost of gas of $20.7 million and $19 million, respectively.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. Debt Obligations

The following table sets forth the debt obligations of Southern Union and applicable units of PEPL and its subsidiaries (collectively, Panhandle) under their respective notes, debentures and bonds at the dates indicated:

	September 30,	December 31,
	2007	2006
	(In thousands)
Long-Term Debt Obligations:

Southern Union
7.60% Senior Notes due 2024	$359,765	$359,765
8.25% Senior Notes due 2029	300,000	300,000
7.24% to 9.44% First Mortgage Bonds due 2020 to 2027	19,500	19,500
4.375% Senior Notes due 2008	100,000	100,000
6.15% Senior Notes due 2008	125,000	125,000
7.20% Junior Subordinated Notes due 2066	600,000	600,000
	1,504,265	1,504,265

Panhandle
2.75% Senior Notes due 2007	-	200,000
4.80% Senior Notes due 2008	300,000	300,000
6.05% Senior Notes due 2013	250,000	250,000
6.50% Senior Notes due 2009	60,623	60,623
8.25% Senior Notes due 2010	40,500	40,500
7.00% Senior Notes due 2029	66,305	66,305
Term Loan due 2007	-	255,626
Term Loan due 2012 (1)	427,309	465,000
Term Loan due 2012	455,000	-
Net premiums on long-term debt	7,562	9,613
	1,607,299	1,647,667

Total Long-Term Debt Obligations	3,111,564	3,151,932

Credit Facilities	230,000	100,000

Total consolidated debt obligations	3,341,564	3,251,932
Less fair value swaps of Panhandle	-	1,265
Less current portion of long-term debt (2)	540,117	461,011
Less short-term debt	230,000	100,000
Total consolidated long-term debt obligations	$2,571,447	$2,689,656

(1)  At December 31, 2006, this Term Loan was due in 2008.  See the following LNG Holdings Term Loans discussion for information related to the extension of the maturity date from April 4, 2008 to June 29, 2012.

(2) Includes nil and $1.3 million of fair value of swaps related to debt classified as current at September 30, 2007 and December 31, 2006, respectively.

Southern Union has $3.11 billion of long-term debt, including net premiums of $7.6 million, recorded at September 30, 2007, of which $540.1 million is current.  Debt of $2.68 billion is at fixed rates ranging from 4.38 percent to 9.44 percent.  Southern Union also has floating-rate debt totaling $427.3 million, bearing an interest rate of 5.68 percent as of September 30, 2007.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of September 30, 2007, the Company has scheduled long-term debt payments, excluding credit facility payments, as follows:

	Remainder					2012 and
	2007	2008	2009	2010	2011	thereafter
	(In thousands)

Southern Union	$-	$225,000	$-	$-	$-	$1,279,265
Panhandle	15,117	300,000	60,623	40,500	-	1,183,497

Total	$15,117	$525,000	$60,623	$40,500	$-	$2,462,762

Each note, debenture or bond is an obligation of Southern Union or a unit of Panhandle, as noted above.  Panhandle’s debt is non-recourse to Southern Union.  All debts that are listed as debt of Southern Union are direct obligations of Southern Union.  As of September 30, 2007, the Company was in compliance with all debt covenants.  None of the Company’s long-term debt is cross-collateralized and most of its long-term debt obligations contain cross-default provisions.

See Note 18 – Subsequent Event for information related to $300 million fixed rate debt issued in October 2007.

LNG Holdings Term Loans.  On June 29, 2007, LNG Holdings, an indirect wholly-owned subsidiary of the Company, as borrower, and PEPL and CrossCountry Citrus, LLC (CrossCountry Citrus), each an indirect wholly-owned subsidiary of the Company, as guarantors, entered into an amended and restated term loan facility (Amended Credit Agreement).  The Amended Credit Agreement amends the $465 million term loan facility, dated as of December 1, 2006, by and among LNG Holdings, as the borrower, and PEPL and CrossCountry Citrus, as guarantors.  The Amended Credit Agreement extended the maturity of the term loan from April 4, 2008 to June 29, 2012, and decreased the interest rate from LIBOR plus 87.5 basis points to LIBOR plus 55 basis points, based upon the current credit rating of PEPL's senior unsecured debt.  The balance of the term loan facility at September 30, 2007 is $427.3 million.

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

Credit Facilities.  Balances of $230 million and $100 million were outstanding under the Company’s credit facilities at effective interest rates of 5.99 percent and 6.02 percent at September 30, 2007 and December 31, 2006, respectively.  The Company classifies its borrowings under the credit facilities due May 28, 2010 as short-term debt, as the individual borrowings are generally for periods of 15 to 180 days.  At maturity, the Company may (i) retire the outstanding balance of each borrowing with available cash on hand and/or proceeds from a new borrowing, or (ii) at the Company’s option, extend the borrowing’s maturity date for up to an additional 90 days.  As of November 2, 2007, there was a balance of $26 million outstanding under the Company’s credit facilities, with an effective interest rate of 5.24 percent.

Retirement of Debt Obligations

The Company plans to refinance with new debt or bank financings the majority of its $525 million of debt maturing in 2008.  Alternatively, the Company may retire such debt with proceeds from one or a combination of the following sources: (i) cash flows from operating activities; (ii) borrowings under existing credit facilities; and (iii) new equity offering(s).  The Company believes, based on its investment grade credit ratings and general financial condition, successful historical access to capital markets, current economic and capital market conditions and market expectations regarding the Company’s future earnings and cash flows, that it will be able

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

to refinance and/or retire these obligations under acceptable terms within the next year.  There can be no assurance, however, that the Company will be able to achieve acceptable terms in any negotiation of new debt or bank financings.  Moreover, there can be no assurance the Company will be successful in its implementation of these refinancing and/or retirement plans and the Company’s inability to do so would cause a material adverse effect on the Company’s financial condition and liquidity.

11. Employee Benefits

Components of Net Periodic Benefit Cost. Net periodic benefit cost for the three-month periods ended September 30, 2007 and 2006 includes the components noted in the table below.  The table excludes the net periodic benefit cost of the Company’s discontinued operations applicable to 2006.  Net periodic pension cost for discontinued operations totaled $0.4 million for the three-month period ended September 30, 2006.  Net periodic other postretirement benefit costs for discontinued operations totaled $0.1 million for the three-month period ended September 30, 2006.  See Note 16 – Discontinued Operations for additional related 2006 information.

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)

Service cost	$664	$694	$489	$586
Interest cost	2,287	2,246	1,047	975
Expected return on plan assets	(2,382)	(2,204)	(719)	(456)
Prior service cost amortization	127	147	(732)	(751)
Recognized actuarial (gain) loss	1,994	1,812	(204)	(23)
Sub-total	2,690	2,695	(119)	331
Regulatory adjustment	(515)	(1,983)	666	666
Net periodic benefit cost	$2,175	$712	$547	$997

Net periodic benefit cost for the nine-month periods ended September 30, 2007 and 2006 includes the components noted in the table below.  The table excludes the net periodic benefit cost of the Company’s discontinued operations applicable to 2006.  Net periodic pension cost for discontinued operations totaled $6.8 million for the nine-month period ended September 30, 2006.  Net periodic other postretirement benefit costs for discontinued operations totaled $1.6 million for the nine-month period ended September 30, 2006.  See Note 16 – Discontinued Operations for additional related 2006 information.

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)

Service cost	$1,992	$2,080	$1,467	$1,757
Interest cost	6,861	6,737	3,141	2,925
Expected return on plan assets	(7,146)	(6,613)	(2,157)	(1,369)
Prior service cost amortization	381	442	(2,196)	(2,253)
Recognized actuarial (gain) loss	5,982	5,437	(612)	(68)
Sub-total	8,070	8,083	(357)	992
Regulatory adjustment	(2,981)	(5,949)	1,998	1,998
Net periodic benefit cost	$5,089	$2,134	$1,641	$2,990

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

12. Taxes on Income

The Company's estimated annual consolidated federal and state effective income tax rate (EITR) from continuing operations for the three-month periods ended September 30, 2007 and 2006 was 35 percent and 62 percent, respectively.  The Company’s EITR from continuing operations for the nine-month periods ended September 30, 2007 and 2006 was 28 percent and 38 percent, respectively.

The decrease in the EITR from continuing operations for both the three-month and nine-month periods was primarily due to the following:

•
Tax benefits associated with the increase in the dividends received deduction as a result of increased dividends from the Company’s unconsolidated investment in Citrus.  For the three-month periods ended September 30, 2007 and 2006, the tax impact of the dividends received deduction was a benefit of $8.1 million and an expense of $166,000, respectively.  For the nine-month periods ended September 30, 2007 and 2006, the tax benefit of the dividends received deduction was $28.2 million and $4.9 million, respectively; and

•
Additional tax expense resulting from nondeductible executive compensation. For the three-month periods ended September 30, 2007 and 2006, the additional tax expense resulting from nondeductible executive compensation was nil and $3.2 million, respectively. For the nine-month periods ended September 30, 2007 and 2006, the additional tax expense resulting from nondeductible executive compensation was approximately $172,000 and $3 million, respectively.

The Company adopted FIN 48 on January 1, 2007.  The implementation of FIN 48 did not have a material impact on the condensed consolidated financial statements and did not require an adjustment to Retained earnings (deficit). The amount of unrecognized tax benefits at January 1, 2007 was $600,000, all of which would impact the Company’s EITR if recognized.  There are no material changes to the Company’s unrecognized tax benefits during the three- and nine-month periods ended September 30, 2007.

The Company’s policy is to classify and accrue interest expense and penalties on income tax underpayments (overpayments) as a component of income tax expense in its Condensed Consolidated Statement of Operations, which is consistent with the recognition of these items in prior reporting periods. At January 1, 2007, the Company had recorded a liability of $2.4 million ($1.5 million, net of tax) representing interest payable to the Internal Revenue Service (IRS), state and local jurisdictions related to the completion in November 2006 of the IRS examination for the year ended June 30, 2003. There were no federal penalties assessed as a result of this examination and no significant state penalties associated with the amended tax return filings. The Company paid the applicable interest of $158,000 ($99,000, net of tax) to the IRS, state and local jurisdictions in the third quarter of 2007.  At September 30, 2007, the Company had no remaining state and local interest liabilities.

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13. Regulation and Rates

Panhandle.  The Company has commenced construction of an additional enhancement at its Trunkline LNG terminal.  This infrastructure enhancement project, which was originally expected to cost approximately $250 million, plus capitalized interest, will increase send out flexibility at the terminal and lower fuel costs.  Recent cost projections indicate the construction costs will likely be higher, currently estimated at approximately $335 million, plus capitalized interest.  The negotiated rate with the project’s customer, BG LNG Services, will be adjusted based on final capital costs pursuant to a contractually-based formula.  The project is scheduled to be in operation in late 2008.  In addition, Trunkline LNG and BG LNG Services agreed to extend the existing terminal and pipeline services agreements through 2028, representing a five-year extension.  Approximately $128.3 million and $40.8 million of costs are included in the line item Construction work-in-progress at September 30, 2007 and December 31, 2006, respectively.

The Company has received approval from FERC to modernize and replace various compression facilities on PEPL.  Such replacements are being made at eleven different compressor stations and are expected to be installed by the end of 2011.  The estimated remaining cost of these replacements is approximately $240 million, plus capitalized interest.  The Company is also replacing approximately 32 miles of existing pipeline on the east end of the PEPL system at a current estimated cost of approximately $80 million, which will further improve system integrity and reliability.  The project is planned to be completed in late 2007.  Approximately $111.7 million and $57.9 million of costs related to these projects are included in the line item Construction work-in-progress at September 30, 2007 and December 31, 2006, respectively.

Trunkline Gas Company, LLC (Trunkline) has commenced construction on a field zone expansion project, which was approved by FERC in April 2007.  The expansion project includes the previously announced north Texas expansion and adding capacity to Trunkline’s pipeline system in Texas and Louisiana to increase deliveries to Henry Hub.  Trunkline will increase the capacity along existing rights-of-way from Kountze, Texas to Longville, Louisiana by approximately 625 million cubic feet per day with the construction of approximately 45 miles of 36-inch diameter pipeline.  The project includes horsepower additions and modifications at existing compressor stations.  Trunkline also will create additional capacity to Henry Hub with the construction of a 13.5-mile, 36-inch diameter pipeline loop from Kaplan, Louisiana directly into Henry Hub.  The Henry Hub lateral will provide capacity of 1 billion cubic feet per day from Kaplan, Louisiana to Henry Hub.  This project has an anticipated in-service date during December 2007.  Recent extremely rainy conditions in the expansion project area have adversely impacted construction activities and will likely increase project costs.  The magnitude of potential cost increases is highly dependent on weather conditions going forward through the project’s ultimate completion.  The Company currently estimates the project will cost approximately $250 million, plus capitalized interest.  Estimated costs include a $40 million contribution in aid of construction (CIAC) to a subsidiary of Energy Transfer Partners, L.P. (Energy Transfer), a non-affiliated entity, upon movement of Energy Transfer’s delivery point to a location originally anticipated to be near Buna, Texas.  Subsequently, Energy Transfer indicated that the Buna route was problematic and, as a result, the parties reached agreement on revised terms for the field zone expansion project, including additional contracted volumes and a delivery point near Silsbee, Texas.  An amended filing was made with FERC on October 2, 2007, reflecting the new delivery point location.  The ultimate return and accounting for the CIAC to Energy Transfer depends on completion of construction by Energy Transfer and the eventual commercial impact on the field zone expansion project.  Approximately $147 million and $12.5 million of costs for this project are included in the line item Construction work-in-progress at September 30, 2007 and December 31, 2006, respectively.

See Note 18 – Subsequent Event for information related to funding sources for the Company’s ongoing capital programs discussed above.

FERC is responsible under the Natural Gas Act for assuring that rates charged by interstate pipelines are "just and reasonable”.  To enforce that requirement, FERC applies a ratemaking methodology that determines an allowed rate of return on common equity for the companies it regulates.  On October 25, 2006, a group including producers and various trade associations filed a complaint under Section 5 of the Natural Gas Act against Pan Gas Storage, LLC, a wholly-owned subsidiary of PEPL (d.b.a. Southwest Gas Storage), requesting that FERC initiate an investigation into Southwest Gas Storage’s rates, terms and conditions of service and grant immediate interim rate relief.  FERC initiated a Section 5 proceeding on December 21, 2006, setting this issue

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

for hearing.  Pursuant to FERC order, Southwest Gas Storage filed a cost and revenue study with FERC on February 20, 2007.  On August 1, 2007, Southwest Gas Storage filed a Section 4 rate case requesting an increase in rates.  On August 31, 2007, the FERC accepted Southwest Gas Storage’s rate increase to become effective on February 1, 2008, subject to refund.  This order also consolidated the Section 5 proceeding with the Section 4 rate case.  On October 26, 2007, the Staff of the FERC filed a Motion to Suspend the Procedural Schedule in the pending Southwest Gas Storage rate cases.  The Staff represented that the parties had reached a settlement in principle that would resolve all the issues in the cases.  On October 29, 2007, the Motion was granted.  The parties are now finalizing the settlement documents.  Southwest Gas Storage anticipates filing the settlement with FERC by the end of 2007.   In the event that the terms of the settlement in principle are finalized and approved by FERC, the agreement is not expected to have a material adverse impact on the financial position, results of operations or cash flows of the Company.  No proceeding has been initiated against PEPL or any of its other subsidiaries, but any potential rate reductions from such a proceeding would be expected to be mitigated by the impact of significant ongoing capital spending for pipeline integrity, safety, environmental (including air emissions), compression modernization and other investments.

On January 26, 2007, Southwest Gas Storage filed an abandonment application to reduce the certificated storage capacity of its North Hopeton field by approximately 6 Bcf and to acquire 3 Bcf of additional base gas to maintain storage field operations.  This filing brings the certificated capacity in line with operational performance of the field.  On September 7, 2007, the FERC approved Southwest Gas Storage’s North Hopeton field modifications.  Southwest Gas Storage has entered into a third-party agreement to replace this storage capacity effective April 1, 2007 with an initial term of two years.

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

On December 15, 2003, the U.S. Department of Transportation issued a final rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the rule defines as HCAs.  This rule resulted from the enactment of the Pipeline Safety Improvement Act of 2002.  The rule requires operators to have identified HCAs along their pipelines by December 2004, and to have begun baseline integrity assessments, comprised of in-line inspection (smart pigging), hydrostatic testing or direct assessment, by June 2004.  Operators must rank the risk of their pipeline segments containing HCAs and must complete assessments on at least 50 percent of the segments using one or more of these methods by December 2007.  Assessments will generally be conducted on the higher risk segments first, with the balance being completed by December 2012.  In addition, some system modifications will be necessary to accommodate the in-line inspections.  All systems operated by the Company will be compliant with the rule; however, while identification and location of all HCAs has been completed, it is not practicable to determine with certainty the total scope of required remediation activities prior to completion of the assessments and inspections.  The costs associated with pipeline integrity management, including activity associated with HCAs, are preliminarily estimated to be in the range of approximately $23 million to $30 million per year through 2017.

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

Through filings made on various dates, the staff of the MPSC had recommended the MPSC disallow a total of approximately $47.7 million in gas costs incurred during the period July 1, 1997 through June 30, 2005. By order issued August 2, 2007, the MPSC adopted the MPSC staff’s formal withdrawal of disallowance recommendations totaling approximately $35.3 million, in response to a January 2007 Missouri Supreme Court ruling.  By orders issued on August 2, 2007 and October 2, 2007, the MPSC also rejected the MPSC staff’s recommendations regarding $8 million of the remaining gas cost disallowance.  In a filing made with the MPSC on November 2, 2007, the MPSC staff withdrew from consideration the remaining $4.4 million in disallowance recommendations.  The Company expects the MPSC to accept the withdrawal of these recommendations by the end of 2007.

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

The Company is allowed to recover environmental remediation expenditures through rates in certain jurisdictions within its Distribution segment. Although significant charges to earnings could be required prior to rate recovery for jurisdictions that do not have rate recovery mechanisms, management does not believe that environmental expenditures will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. The table below reflects the amount of accrued liabilities recorded in the Condensed Consolidated Balance Sheet at September 30, 2007 and December 31, 2006 to cover probable environmental response actions:

	September 30,	December 31,
	2007	2006
	(In thousands)

Current	$5,997	$5,098
Noncurrent	15,859	18,632
Total Environmental Liabilities	$21,856	$23,730

Transportation and Storage Segment Environmental Matters.

Gas Transmission Systems.  Panhandle is responsible for environmental remediation at certain sites on its gas transmission systems for contamination resulting from the past use of lubricants containing polychlorinated biphenyls (PCBs) in compressed air systems; the past use of paints containing PCBs; and the prior use of wastewater collection facilities and other on-site disposal areas. Panhandle has developed and is implementing a program to remediate such contamination. Remediation and decontamination has been completed at each of the 35 compressor station sites where auxiliary buildings that house the air compressor equipment were impacted by the past use of lubricants containing PCBs. At some locations, PCBs have been identified in paint that was applied many years ago. A program has been implemented to remove and dispose of PCB impacted paint during painting activities. At one location on the Trunkline system, PCBs were discovered on the painted

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

surfaces of equipment in a building that is outside of the scope of the compressed air system program and the existing PCB impacted paint program.  The estimated cost to remediate the painted surfaces at this location is approximately $300,000.  An initial assessment program was undertaken to determine whether this condition exists at any of the other 78 similar buildings on the PEPL and Trunkline systems.  At the seven locations assessed, which comprised a total of 15 buildings, preliminary analysis identified PCBs at regulated levels in a small number of samples at two locations.  An expanded assessment program is being developed.  Until the results of the expanded assessment program are available, the costs associated with remediation of the painted surfaces cannot be reasonably estimated.

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

Air Quality Control.  The U.S. EPA issued a final rule on regional ozone control (NOx SIP Call) in April 2004 that impacts Panhandle in two midwestern states: Indiana and Illinois. Based on a U.S. EPA guidance document negotiated with gas industry representatives in 2002, Panhandle is required in states that follow the U.S. EPA guidance to reduce nitrogen oxide (NOx) emissions by 82 percent on the identified large internal combustion engines. The rule, with which Panhandle is in compliance and which had a final implementation date of May

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2007, affected 20 large internal combustion engines on Panhandle’s system in Illinois and Indiana with an approximate cost of $23 million for capital improvements which has been incurred as of September 30, 2007.  Indiana has promulgated state regulations to address the requirements of the NOx SIP Call rule that essentially follow the U.S. EPA guidance.

In early April 2007, the IEPA proposed a rule to the Illinois Pollution Control Board (IPCB) for adoption to control NOx emissions from reciprocating engines and turbines, including a provision applying the rule beyond issues addressed by federal provisions, pursuant to a blanket statewide application.  As originally proposed, the Illinois rule required controls on engines regulated under the U.S. EPA NOx SIP Call by May 1, 2007 and the remaining engines by January 1, 2011.  A pipeline consortium including PEPL and Trunkline filed an objection to the rule on April 16, 2007 requesting the IPCB to bifurcate and address separately the statewide applicability provision, which was the primary driver of costs to PEPL and Trunkline.  The pipeline consortium specifically objected to treatment of the statewide applicability issue under an Illinois “Fast Track” rulemaking process.  In early May, the pipeline consortium filed for a preliminary injunction in state court challenging the application of the Fast Track process.  On May 17, 2007, the IPCB ruled in favor of the pipeline consortium by bifurcating the statewide applicability provision from the rest of the proposed rule.  On September 20, 2007 the IPCB approved the rule that applies to the engines regulated under the NOx SIP Call rule, which the pipeline consortium was not contesting. Due to delayed approval of the rule, the compliance deadline was changed from May 1, 2007 to January 1, 2008.  On August 23, 2007, the IEPA filed a motion to cancel hearings and pre-filing deadlines for the bifurcated statewide portion of the proposed Illinois engine rule, which was later granted. The IEPA conducted an industry meeting on October 4, 2007 and introduced a new proposal to withdraw the statewide applicability provisions of the current proposed rule and apply the rule requirements to non-attainment areas. No controls on PEPL and Trunkline stations would be required under the most recent proposal. However, the IEPA indicated it was reserving the right to make future proposals for statewide controls.  In the event the IEPA moves forward with the rule as originally proposed, preliminary estimates indicate the cost of compliance would require minimum capital expenditures of approximately $45 million for emission controls.

In 2002, the Texas Commission on Environmental Quality (TCEQ) enacted the Houston/Galveston SIP regulations requiring reductions in NOx emissions in an eight-county area surrounding Houston. Trunkline’s Cypress compressor station is affected and required the installation of emission controls. Regulations also require certain grandfathered facilities in East Texas to enter into the new source permit program, which may require the installation of emission controls at one additional facility owned by Panhandle. Management estimates capital improvements of $17.6 million will be needed at the two affected East Texas locations.  Approximately $16.7 million of the $17.6 million of capital expenditures have been incurred as of September 30, 2007.  Permit limits were placed on grandfathered engines at two facilities in West Texas that are owned by PEPL.  An estimated $1.5 million in capital expenditures will be required to comply with permit limitations for the West Texas facilities.

The U.S. EPA promulgated various Maximum Achievable Control Technology (MACT) rules in February 2004. The rules require that PEPL and Trunkline control Hazardous Air Pollutants (HAPs) emitted from certain internal combustion engines at major HAPs sources. Most PEPL and Trunkline compressor stations are major HAPs sources. The HAPs pollutant of concern for PEPL and Trunkline is formaldehyde.  The rule, with which PEPL and Trunkline are in compliance and which had a final implementation date of June 2007, seeks to reduce formaldehyde emissions by 76 percent from these engines by requiring use of catalytic controls.  PEPL has one engine fully regulated under this rule.  For the other PEPL and Trunkline engines potentially subject to the engine MACT rule, emission controls and operating restrictions have been used to lower emissions below MACT thresholds.  Compliance with these regulations necessitated an estimated expenditure of $1.2 million for capital improvements.

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

Air Quality Control. On June 16, 2006, Southern Union Gas Services, as the facility operator and holder of a 50 percent interest in the Grey Ranch facility, submitted information to the TCEQ in connection with a request to permit its Grey Ranch, Texas facility to continue its current level of emissions.  The State of Texas requires all previously grandfathered emission sources to obtain permits or shut down by March 1, 2008.  By letter dated September 5, 2007, the TCEQ issued a permit extending current emission levels to March 1, 2009.  At the conclusion of the extension period, Southern Union Gas Services must implement an emission control strategy that achieves specific maximum allowable emissions rates.  At this time, it is anticipated that the Company will not bear any of the costs associated with an emissions control strategy.

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

North Attleborough MGP Site in Massachusetts.  In November 2003, the Massachusetts Department of Environmental Protection (MADEP) issued a Notice of Responsibility to New England Gas Company, acknowledging receipt of prior notifications and investigative reports submitted by New England Gas Company, following the discovery of suspected coal tar material at the site.  Subsequent sampling in the adjacent river channel revealed sediment impacts necessitating the investigation of off-site properties.  The Company, working with the MADEP, is in the process of performing assessment work at these properties.    In a September 2006 report filed with the MADEP, the Company proposed a remedy for the upland portion of the site by means of an

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

engineered barrier, construction of which is anticipated in 2008.  Assessment activities continue both on- and off-site to define the nature and extent of the impacts.  It is estimated that the Company will spend approximately $8.6 million over the next several years to complete the investigation and remediation activities at this site, as well as maintain the engineered barrier.  As New England Gas Company is allowed to recover environmental remediation expenditures through rates associated with its Massachusetts operations, the estimated costs associated with this site have been included in Regulatory Assets in the Condensed Consolidated Balance Sheet.

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

Bay Street, Tiverton, Rhode Island Site.  On March 17, 2003, the Rhode Island Department of Environmental Management (RIDEM) sent the Company’s New England Gas Company division a letter of responsibility pertaining to soils allegedly impacted by historic MGP residuals in a residential neighborhood in Tiverton, Rhode Island. Without admitting responsibility or accepting liability, New England Gas Company began assessment work in June 2003 and has continued to perform assessment field work since that time. On September 19, 2006, RIDEM filed an Amended Notice of Violation seeking an administrative penalty of $1,000/day, which as of the date of RIDEM’s filing totaled $258,000 and continues to accrue.  In June 2007, the Rhode Island Legislature considered, but failed to adopt, legislation that would have increased the maximum administrative penalty under a Notice of Violation to $50,000/day on a prospective basis.  In that RIDEM administrative proceeding, the Case Management Order calls for the completion of discovery by November 15, 2007.  RIDEM has filed a motion to amend the Case Management Order which, if adopted, will extend the discovery period through April 2008.  On April 19, 2007, the Company filed a complaint, and an accompanying preliminary injunction motion, against RIDEM in Rhode Island Superior Court, seeking, among other things, a declaratory judgment that RIDEM's Amended Notice of Violation is premised on an unlawful application of RIDEM's regulations and that RIDEM's pending administrative proceeding against the Company is invalid.  On July 13, 2007, the Superior Court dismissed the Company’s suit, finding that RIDEM’s Administrative Adjudication Division (AAD) has original jurisdiction to determine “responsible party” status and finding premature the Company’s challenge to RIDEM’s unlawful application of its own regulations because the Company did not first seek a ruling on that issue from RIDEM’s AAD.  The Company has appealed from part of the Superior Court’s ruling, and has also filed a motion for summary judgment in the AAD proceeding seeking dismissal of same based on RIDEM’s unlawful application of its own regulations.

During 2005, four lawsuits were filed against New England Gas Company in Rhode Island regarding the Tiverton neighborhood. The plaintiffs seek to recover damages for the diminution in value of their property, lost use and enjoyment of their property and emotional distress in an unspecified amount. The Company removed the lawsuits to federal court and filed motions to dismiss.  On November 3, 2006, the Court dismissed plaintiffs’ claims relating to gross negligence, private nuisance, infliction of emotional distress and violation of the Rhode Island Hazardous Waste Management Act.  The Court denied the Company’s motion to dismiss as to claims relating to negligence, strict liability and public nuisance, as well as plaintiffs’ request for punitive damages.  The Court’s latest scheduling order sets a deadline for completion of discovery by February 29, 2008.  The Company will continue to vigorously defend itself against all four lawsuits. Parts of the Tiverton neighborhood appear to have been built on fill placed there at various times and include one or more historic waste disposal sites.  On September 11, 2007, the Court granted the Company’s motion to serve third-party complaints on eight PRPs, all of which have now been served in the action.  On October 24, 2007, the Court granted the Company’s unopposed motion to join a ninth PRP as a third-party defendant.  Plaintiffs have moved to sever the third-party complaints from the main action, which motion is not fully briefed nor yet scheduled for argument.  Under the terms of the Purchase and Sale Agreement between the Company and National Grid USA for the sale of the Rhode Island operations of the Company’s New England Gas Company natural gas distribution business, the potential obligation for the matters described above remains with the Company.  Based upon its current

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

understanding of the facts, the Company does not believe the outcome of these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Mercury Release.  In October 2004, New England Gas Company discovered that one of its facilities had been broken into and that mercury had been released both inside a building and in the immediate vicinity, including a parking lot in a neighborhood several blocks away. Mercury from the parking lot was apparently tracked into nearby apartment units, as well as other buildings. Cleanup was completed at the property and nearby apartment units. The vandals who broke into the facility were arrested and convicted. On October 16, 2007, the U.S. Attorney in Rhode Island filed a three-count indictment against the Company in the U.S. District Court for the District of Rhode Island alleging violation of permitting requirements under the federal Resource Conservation and Recovery Act and notification requirements under the federal Emergency Planning and Community Right to Know Act relating to the 2004 incident.  The Company entered a not guilty plea on October 29, 2007 and will vigorously defend itself in such action.  The Company believes the outcome of this matter will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

On January 20, 2006, a complaint was filed against the Company in the Superior Court in Providence, Rhode Island regarding the mercury release from the Pawtucket facility, asserting claims by certain Pawtucket residents for personal injury and property damage as a result of the release.  The suit was removed to Rhode Island federal court on January 27, 2006. A motion to remand the case to state court filed by plaintiffs was denied on April 16, 2007.  The Company thereafter moved to dismiss plaintiffs’ amended complaint, which motion was granted in part, dismissing claims for public nuisance, private nuisance and violation of Rhode Island’s Hazardous Waste Management Act, leaving plaintiffs with claims for negligence and strict liability.  The Company will continue to vigorously defend the suit.  On October 18, 2007, an attorney representing other Pawtucket residents filed suit against the Company in the Superior Court in Providence asserting claims similar to those pending in the above-described federal court suit for personal injury and property damage.  The Company will vigorously defend such suit.  Under the terms of the Purchase and Sale Agreement between the Company and National Grid USA, the potential obligation for the matters described above remains with the Company.  The Company believes the outcome of this matter will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

Other Commitments and Contingencies.

Hurricane Damage.  Late in the third quarter of 2005, after coming through the Gulf of Mexico, Hurricanes Katrina and Rita came ashore along the Upper Gulf Coast.  These hurricanes caused damage to property and equipment owned by Sea Robin Pipeline Company, LLC (Sea Robin), Trunkline, and Trunkline LNG.  As of September 30, 2007, the Company has incurred approximately $34.9 million of capital expenditures related to the hurricanes, primarily for replacement or abandonment of damaged property and equipment at Sea Robin and construction project delays at the Trunkline LNG terminal.

The Company anticipates reimbursement from its property insurance carriers for a significant portion of damages from Hurricane Rita in excess of its $5 million deductible.  Such reimbursement is currently estimated by the Company’s property insurance carrier ultimately to be limited to 70 percent of the portion of the claimed damages accepted by the insurance carrier, but the amount is subject to the level of total ultimate claims from all companies relative to the carrier’s $1 billion total limit on payout per event.  An estimated $10 million of the costs incurred related to the Trunkline LNG terminal expansion delays are not eligible for insurance recovery.  As of September 30, 2007, the Company has received payments of $7.6 million from its insurance carriers.  No receivables due from the insurance carriers have been recorded as of September 30, 2007.

In addition, after the 2005 hurricanes, the MMS mandated inspections by leaseholders and pipeline operators along the hurricane tracks.  The Company has detected exposed pipe and other facilities on Trunkline and Sea Robin that must be re-covered to comply with applicable regulations.  Capital expenditures are estimated at $4 million, $2.8 million of which had been incurred as of September 30, 2007.  The Company will seek recovery of these expense and capital amounts as part of the hurricane-related claims.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15. Reportable Segments

The Company’s reportable business segments are organized based on the way internal managerial reporting presents the results of the Company’s various businesses to its executive management for use in determining the performance of the businesses and in allocating resources to the businesses, as well as based on similarities in economic characteristics, products and services, types of customers, methods of distribution and regulatory environment.  The Company operates in three reportable segments:  Transportation and Storage, Gathering and Processing, and Distribution.

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

Sales of products or services between segments are billed at regulated rates or at market rates, as applicable.  There were no material intersegment revenues during the three- and nine-month periods ended September 30, 2007 and 2006.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth certain selected financial information for the Company’s segments for the three- and nine-month periods ended September 30, 2007 and 2006.  Financial information for the Gathering and Processing segment reflects operations of Southern Union Gas Services beginning on its acquisition date of March 1, 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Segment Data	2007	2006	2007	2006
	(In thousands)		(In thousands)
Revenues from external customers:
Transportation and Storage	$158,963	$143,397	$489,699	$422,149
Gathering and Processing	285,182	347,386	887,111	779,711
Distribution	80,093	72,365	513,864	458,886
Total segment operating revenues	524,238	563,148	1,890,674	1,660,746
Corporate and other	1,235	1,270	3,080	3,193
	$525,473	$564,418	$1,893,754	$1,663,939

Depreciation and amortization:
Transportation and Storage	$21,863	$18,364	$63,634	$52,823
Gathering and Processing	14,713	13,932	43,849	32,884
Distribution	7,633	7,514	22,646	22,889
Total segment depreciation and amortization	44,209	39,810	130,129	108,596
Corporate and other	691	469	1,901	1,204
	$44,900	$40,279	$132,030	$109,800

Earnings (loss) from unconsolidated investments:
Transportation and Storage	$24,300	$19,382	$80,822	$46,769
Gathering and Processing	263	(309)	947	(309)
Corporate and other	257	184	217	196
	$24,820	$19,257	$81,986	$46,656

Other income (expense), net:
Transportation and Storage	$66	$(178)	$1,133	$3,116
Gathering and Processing	543	335	1,519	1,519
Distribution	(336)	(1,086)	(1,140)	(3,221)
Total segment other income (expense), net	273	(929)	1,512	1,414
Corporate and other	(2,234)	119	288	36,419
	$(1,961)	$(810)	$1,800	$37,833

Segment performance:
Transportation and Storage EBIT	$90,129	$85,990	$300,906	$248,802
Gathering and Processing EBIT	20,020	17,001	41,506	42,031
Distribution EBIT	9,173	(4,865)	49,162	18,748
Total segment EBIT	119,322	98,126	391,574	309,581
Corporate and other	517	(9,718)	6,186	17,508
Interest expense	50,703	56,929	154,034	162,128
Federal and state income tax expense	23,853	19,650	68,747	63,392
Earnings from continuing operations	45,283	11,829	174,979	101,569
Earnings (loss) from discontinued operations before
income taxes	-	(27,438)	-	6,111
Federal and state income tax expense	-	147,035	-	158,642
Loss from discontinued operations	-	(174,473)	-	(152,531)
Net earnings (loss)	45,283	(162,644)	174,979	(50,962)
Preferred stock dividends	4,342	4,341	13,024	13,023
Net earnings (loss) available for common stockholders	$40,941	$(166,985)	$161,955	$(63,985)

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30,	December 31,
Segment Data	2007	2006
	(In thousands)
Total assets:
Transportation and Storage	$4,258,744	$3,874,318
Gathering and Processing	1,663,841	1,722,055
Distribution	997,850	1,016,491
Total segment assets	6,920,435	6,612,864
Corporate and other	128,303	169,926
Total consolidated assets	$7,048,738	$6,782,790

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Expenditures for long-lived assets:
Transportation and Storage	$181,771	$71,207	$379,070	$147,940
Gathering and Processing	9,560	11,196	33,377	27,991
Distribution	11,501	12,570	30,240	35,421
Total segment expenditures for
long-lived assets	202,832	94,973	442,687	211,352
Corporate and other	841	1,172	2,394	2,284
Total consolidated expenditures for
long-lived assets	$203,673	$96,145	$445,081	$213,636

16. Discontinued Operations

On August 24, 2006, the Company completed the sale of the assets of its PG Energy natural gas distribution division to UGI Corporation for $580 million in cash, excluding certain working capital adjustment reductions of approximately $24.4 million, which were paid in the first quarter of 2007.  Additionally, on August 24, 2006, the Company completed the sale of the Rhode Island operations of its New England Gas Company natural gas distribution division to National Grid USA for $575 million in cash, less the assumption of approximately $77 million of debt and excluding certain working capital adjustment reductions of approximately $24.9 million, which were paid in the first quarter of 2007.

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

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
	(In thousands, except per share amounts)

Operating revenues	$41,891	$512,935
Operating income	2,108	57,079
Loss from discontinued operations (1)	(174,473)	(152,531)
Net loss available from discontinued operations per share:
Basic	$(1.50)	$(1.35)
Diluted	$(1.48)	$(1.31)
__________________
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

Nine Months Ended
September 30, 2006
(In thousands, except per share amounts)

Operating revenue	$1,894,488
Net earnings available for common shareholders
from continuing operations	103,562

Net earnings available for common shareholders from continuing operations per share:
Basic	$0.92
Diluted	$0.89

18. Subsequent Event

On October 26, 2007, PEPL issued $300 million in senior notes due November 1, 2017 with an interest rate of 6.20 percent (6.20% Senior Notes).  In connection with the issuance of the 6.20% Senior Notes, the Company incurred underwriting and discount costs of approximately $2.7 million.  The debt was priced to the public at 99.741 percent, resulting in $297.3 million in proceeds to the Company.  The proceeds were initially loaned from PEPL to the Company and were used to repay approximately $246 million outstanding under the credit facilities.
The remaining proceeds of $51.3 million were initially invested by the Company and subsequently utilized to fund working capital obligations.  The Company will repay the funds to PEPL, as needed, to fund ongoing capital programs as discussed more fully in Note 13 – Regulation and Rates.

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

The following table provides a reconciliation of EBIT (by segment) to Net earnings available for common stockholders.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
EBIT:
Transportation and storage segment	$90,129	$85,990	$300,906	$248,802
Gathering and processing segment	20,020	17,001	41,506	42,031
Distribution segment	9,173	(4,865)	49,162	18,748
Corporate and other	517	(9,718)	6,186	17,508
Total EBIT	119,839	88,408	397,760	327,089
Interest	50,703	56,929	154,034	162,128
Earnings from continuing operations before
income taxes	69,136	31,479	243,726	164,961
Federal and state income taxes	23,853	19,650	68,747	63,392
Earnings from continuing operations	45,283	11,829	174,979	101,569

Discontinued operations:
Earnings (loss) from discontinued operations
before income taxes	-	(27,438)	-	6,111
Federal and state income taxes	-	147,035	-	158,642
Loss from discontinued operations	-	(174,473)	-	(152,531)

Preferred stock dividends	4,342	4,341	13,024	13,023

Net earnings (loss) available for common stockholders	$40,941	$(166,985)	$161,955	$(63,985)

Three-month period ended September 30, 2007 versus the three-month period ended September 30, 2006.  The Company’s $207.9 million increase in Net earnings available for common stockholders was primarily due to:
•
Impact of the $174.5 million loss from discontinued operations in the 2006 period associated with the August 2006 sales of the assets of the Company’s PG Energy natural gas distribution division and the Rhode Island operations of its New England Gas Company natural gas distribution division;

•
Higher EBIT contribution of $14 million from the Distribution segment primarily due to higher net operating revenue resulting from the Missouri Gas Energy rate increase, effective April 3, 2007, eliminating the impact of weather and conservation for residential margin revenue;

•
Higher EBIT of $10.2 million from corporate and other primarily due to the impact of $12.8 million of executive compensation awarded by the compensation committee of the Company’s Board of Directors in 2006 in respect of transactional activity;

•
Lower interest expense of $6.2 million primarily due to the retirement of debt in 2006 associated with the bridge loan facility entered into to finance the acquisition of the Sid Richardson Energy Services business, partially offset by increased interest expense related to the $600 million Junior Subordinated Notes issued in October 2006 and higher interest expense on Panhandle debt primarily due to higher debt balances; and

•
Higher EBIT contribution of $4.1 million from the Transportation and Storage segment largely due to higher equity earnings from Citrus resulting from the increase in the Company’s equity ownership in Citrus from 25 percent to 50 percent effective December 1, 2006.

These earnings improvements were partially offset by higher income tax expense from continuing operations of $4.2 million primarily due to $37.7 million of higher pre-tax earnings from continuing operations.  The impact of the higher tax expense was mitigated by the lower EITR of 35 percent in the 2007 period versus 62 percent in the 2006 period primarily due to the tax benefit associated with the increase in the dividends received deduction as a result of increased dividends from the Company’s unconsolidated investment in Citrus.

Nine-month period ended September 30, 2007 versus the nine-month period ended September 30, 2006.  The Company’s $225.9 million increase in Net earnings available for common stockholders was primarily due to:
•
Impact of the $152.5 million loss from discontinued operations in the 2006 period associated with the August 2006 sales of the assets of the Company’s PG Energy natural gas distribution division and the Rhode Island operations of its New England Gas Company natural gas distribution division;

•
Higher EBIT contributions of $52.1 million from the Transportation and Storage segment largely due to higher LNG terminalling revenue associated with the Trunkline LNG Phase I and Phase II expansions completed in April 2006 and July 2006, respectively, higher pipeline reservation revenues driven by higher average rates on contracts, higher parking revenues and higher equity earnings from Citrus resulting from the Company’s increased equity ownership in Citrus from 25 percent to 50 percent effective December 1, 2006;

•
Higher EBIT contributions of $30.4 million from the Distribution segment primarily due to higher net operating revenue resulting from the Missouri Gas Energy rate increase effective April 3, 2007 eliminating the impact of weather and conservation for residential margin revenues; and

•
Lower interest expense of $8.1 million primarily due to the retirement of debt in 2006 associated with the bridge loan facility entered into to finance the acquisition of the Sid Richardson Energy Services business, partially offset by increased interest expense related to the $600 million Junior Subordinated Notes issued in October 2006 and higher interest expense on Panhandle debt primarily due to higher debt balances.

These earnings improvements were partially offset by:

•	The pre-acquisition pre-tax mark-to-market gain of $37.2 million in the 2006 period on the put options associated with the acquisition of the Sid Richardson Energy Services business; and
•
Higher income tax expense from continuing operations of $5.4 million primarily due to $78.8 million of higher pre-tax earnings from continuing operations.  The impact of the higher tax expense was mitigated by the lower EITR of 28 percent in the 2007 period versus 38 percent in the 2006 period primarily due to the tax benefit associated with the increase in the dividends received deduction as a result of increased dividends from the Company’s unconsolidated investment in Citrus.

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

Historically, much of the Transportation and Storage segment’s business was conducted through long-term contracts with customers.  Over the past several years, some customers within the segment have shifted to shorter term transportation services contracts.  This shift, which can increase the volatility of revenues, is primarily due to changes in market conditions and competition with other pipelines, new supply sources, changing supply sources and volatility in natural gas prices.  Average reservation revenue rates realized by the Company are dependent on certain factors, including but not limited to rate regulation, customer demand for reserved capacity, capacity sold levels for a given period and, in some cases, utilization of capacity.  Commodity revenues are also dependent upon a number of variable factors including weather, storage levels, and customer demand for firm, interruptible and parking services.  The majority of the Transportation and Storage segment revenues are related to firm capacity reservation charges.

The Company’s regulated transportation and storage businesses periodically file for changes in their rates, which are subject to approval by FERC.  Changes in rates and other tariff provisions resulting from these regulatory proceedings have the potential to impact negatively the Company’s results of operations and financial condition.

The following table presents the results of operations applicable to the Company’s Transportation and Storage segment for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Transportation and Storage Segment	2007	2006	2007	2006
	(In thousands)		(In thousands)

Operating revenues	$158,963	$143,397	$489,699	$422,149

Operating expenses	63,987	51,920	184,676	149,340
Depreciation and amortization	21,863	18,364	63,634	52,823
Taxes other than on income
and revenues	7,350	6,327	22,438	21,069
Total operating income	65,763	66,786	218,951	198,917
Earnings from unconsolidated
investments	24,300	19,382	80,822	46,769
Other income, net	66	(178)	1,133	3,116
EBIT	$90,129	$85,990	$300,906	$248,802

Operating information:
Panhandle natural gas volumes transported
(in trillion British thermal units (TBtu))	341	271	1,116	861
CCE Holdings natural gas volumes transported (TBtu) (1)
Florida Gas	225	211	563	573
Transwestern	-	164	-	464
________________
(1)
Represents 100 percent of Florida Gas and Transwestern natural gas volume transports versus the Company’s effective equity ownership interest.  The Company’s effective equity interests in Florida Gas and Transwestern were 25 percent and 50 percent, respectively, until December 1, 2006, when the Company’s interest in Transwestern was redeemed by Energy Transfer, increasing the Company’s effective interest in Florida Gas to 50 percent.

Three-month period ended September 30, 2007 versus the three-month period ended September 30, 2006.  The $4.1 million EBIT improvement in the three-month period ended September 30, 2007 versus the same period in 2006 was primarily due to higher equity earnings from unconsolidated investments of $4.9 million, now primarily consisting of the Company’s investment in Citrus, partially offset by a $779,000 EBIT reduction for Panhandle.

Panhandle’s $779,000 EBIT reduction was primarily related to the following items:

•	Higher operating revenues of $15.6 million as the result of:
•	Increased transportation and storage revenue of $16.2 million attributable to:
•
Higher transportation reservation revenues of $7.1 million primarily due to reduced discounting resulting in higher average rates realized on contracts driven by higher customer demand and utilization of contract capacity;

•	Higher parking revenues of $5.8 million resulting from customer demand for parking services and market conditions;
•	Higher storage revenues of $1.7 million due to increased contracted capacity; and
•
Higher commodity revenues of $1.6 million due to higher throughput volumes including transportation of higher LNG volumes on Trunkline, higher volumes on Sea Robin due to adverse hurricane impacts on 2006 throughput, and higher throughput on Panhandle due to storage refill activity.

•	A $1.7 million increase in LNG terminalling revenue based on higher volumes resulting from an increase in LNG cargoes; and
•	A decrease in other revenue of $2.4 million primarily due to higher operational sales of gas in 2006.

This improvement was offset by:

•	Higher operating expenses of $12.1 million as the result of:
•	A $4.2 million increase in contract storage costs attributable to an increase in leased capacity;
•
A $2.9 million increase in corporate services costs relating to Southern Union’s disposition of certain assets during 2006, resulting in a larger allocation of corporate services costs to the remaining business units;

•	A $1.3 million increase in fuel tracker costs based on a net under-recovery in 2007;
•	A $1.3 million increase in LNG power costs resulting from increased cargoes; and
•	A $1.2 million net increase in labor and benefits.
•
Increased depreciation and amortization expense of $3.5 million due to an increase in property, plant and equipment placed in service.  Depreciation and amortization expense is expected to continue to increase primarily due to higher capital spending, including compression modernization and other expenditures.

Equity earnings were higher by $4.9 million in 2007 versus 2006 primarily due to higher equity earnings of approximately $13.9 million from Citrus’ core business largely due to the increase in the Company’s effective ownership from 25 percent to 50 percent as a result of the transactions under the Redemption Agreement, which closed in December 2006. The higher equity earnings in 2007 versus 2006 were partially offset by the $9.1 million of earnings in 2006 attributable to Transwestern.  The Company’s interest in Transwestern was transferred to Energy Transfer in December 2006 in connection with the redemption of Energy Transfer’s interest in CCE Holdings pursuant to the Redemption Agreement.

Nine-month period ended September 30, 2007 versus the nine-month period ended September 30, 2006.  The $52.1 million EBIT improvement in the nine-month period ended September 30, 2007 versus the same period in 2006 was primarily due to improved contributions from Panhandle totaling $18 million and higher equity earnings from unconsolidated investments of $34.1 million, now primarily consisting of the Company’s investment in Citrus.

Panhandle’s $18 million EBIT improvement was primarily related to the following items:

•	Higher operating revenues of $67.6 million as the result of:
•	Increased transportation and storage revenue of $47.5 million primarily attributable to:
•
Higher transportation reservation revenues of $22.1 million primarily due to reduced discounting resulting in higher average rates realized on contracts driven by higher customer demand and utilization of contract capacity and increased capacity sold;

•	Higher parking revenues of $14 million resulting from customer demand for parking services and market conditions;
•
Higher commodity revenues of $5.7 million due to higher throughput volumes including transportation of higher LNG volumes on Trunkline, higher volumes on Sea Robin due to adverse hurricane impacts on 2006 throughput, and higher throughput on Panhandle due to higher utilization driven by weather and storage refill activity; and

•	Higher storage revenues of $5.7 million due to increased contracted capacity.
•
A $25.3 million increase in LNG terminalling revenue based on a capacity increase on the BG LNG Services contract as a result of the Trunkline LNG Phase I and Phase II expansions, which were placed in service in April 2006 and July 2006, respectively, as well as higher volumes resulting from an increase in LNG cargoes; and

•	A decrease in other revenue of $5.3 million primarily due to higher operational sales of gas in 2006.

This improvement was offset by:

•	Higher operating expenses of $35.3 million as the result of:
•
A $10.1 million increase in corporate services costs relating to Southern Union’s disposition of certain assets during 2006, resulting in a larger allocation of corporate services costs to the remaining business units and an increase in management and royalty fees due to higher revenues;

•	An $8.9 million increase in contract storage costs primarily due to an increase in leased capacity;
•	A $7.7 million increase in LNG power costs resulting from increased cargoes;
•	A $2.6 million increase in labor and benefits;

•	A $3.7 million increase in fuel tracker costs based on a net under-recovery in 2007;
•	A $1.1 million increase in insurance expense due to higher premiums; and
•	A $1 million increase in legal costs.
•	Increased depreciation and amortization expense of $10.8 million due to an increase in property, plant and equipment placed in service, including the Trunkline LNG Phase I and Phase II expansions.

Equity earnings were higher by $34.1 million in 2007 versus 2006 primarily due to the following items, adjusted where applicable to reflect the Company’s proportionate equity share:

•
Higher equity earnings of approximately $35.4 million from Citrus’ core business largely due to the increase in the Company’s effective ownership from 25 percent to 50 percent as a result of the transactions under the Redemption Agreement, which closed in December 2006;

•	A $7.6 million gain related to a reduction in a previously established liability to Enron associated with the Duke lawsuit;
•	A gain of $7.5 million recognized by Citrus associated with settlement of the Duke lawsuit; and
•	A $3.6 million gain related to the sale of Enron bankruptcy claim receivables.

The higher equity earnings in 2007 versus 2006 were partially offset by the $20.1 million of earnings in 2006 attributable to Transwestern.  The Company’s interest in Transwestern was transferred to Energy Transfer in December 2006 in connection with the redemption of Energy Transfer’s interest in CCE Holdings pursuant to the Redemption Agreement.

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

The following table presents the results of operations applicable to the Company’s Gathering and Processing segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Gathering and Processing Segment	2007	2006	2007	2006 (1)
	(In thousands)		(In thousands)

Gross margin (2)	$54,887	$49,282	$143,851	$116,380
Operating expenses	20,240	17,689	58,763	41,030
Depreciation and amortization	14,713	13,932	43,849	32,884
Taxes other than on income and revenues	720	686	2,199	1,645
Total operating income	19,214	16,975	39,040	40,821
Earnings (loss) from unconsolidated
investments	263	(309)	947	(309)
Other income, net	543	335	1,519	1,519
EBIT	$20,020	$17,001	$41,506	$42,031

Operating information:
Volumes:
Average natural gas processed volumes (MMbtu/day)	422,095	448,296	427,710	453,847
Average liquids processed volumes (gallons/day)	1,299,267	1,435,890	1,328,688	1,443,317
Average natural gas wellhead volumes (MMbtu/day)	664,960	589,425	634,075	576,674
Prices:
Average WAHA natural gas daily price ($/MMbtu)	$5.72	$5.70	$6.39	$5.72
Average natural gas liquids daily price ($/gallon)	1.13	1.02	1.00	0.97
Average plant processing spread ($/gallon)	0.62	0.52	0.45	0.46
________________
(1)   Represents results from operations for the period subsequent to the March 1, 2006 acquisition.
(2)	Gross margin consists of operating revenues less cost of products sold. The Company believes that this measurement is more meaningful for understanding and analyzing the Gathering and Processing segment’s operating results for the periods presented because commodity costs are a significant factor in the determination of the segment’s revenues.  See PART I, ITEM 1. Financial Statement (Unaudited), Note 7 –Unconsolidated Investments for additional related information.

Three-month period ended September 30, 2007 versus the three-month period ended September 30, 2006.  The $3 million EBIT improvement in the three-month period ended September 30, 2007 versus the same period in 2006 was primarily due to the following items:

•	Higher average commodity-driven processing spreads of $0.62 in the 2007 period versus $0.52 for the 2006 period, partially offset by lower volumes processed;
•	A decrease in fuel, flare and unaccounted for gas losses by an average of 990 MMBtu per day, resulting in an increase of approximately $500,000; and
•	Increased earnings of $337,000 related to put option hedges.

These EBIT increases were offset by the following items:

•
Higher operating expenses experienced in the mid-stream energy industry primarily resulting from increased competition for personnel, equipment and materials, placing upward pressure on prices for labor, employee benefits and materials such as chemicals and lubricants affected by higher crude oil costs; and

•	Increased depreciation expense of $781,000 due to the increased placement of assets into service in the 2007 period versus the 2006 period.

See PART I, ITEM 1. Financial Statement (Unaudited), Note 9 – Derivative Instruments and Hedging Activities – Gathering and Processing Segment for additional related information.

Nine-month period ended September 30, 2007 versus the seven-month period ended September 30, 2006.  The $525,000 EBIT reduction for the nine-month period ended September 30, 2007 versus the post-acquisition seven-month period ended September 30, 2006 was primarily due to the following items:

•
Gross margin was higher by $27.5 million primarily due to the realization of operating results for the complete nine-month period in 2007 versus only seven months in the 2006 period, the favorable impact of higher average WAHA natural gas prices of $6.39 in the 2007 period versus $5.72 in the 2006 period offset by the impact of approximately $10.6 million of unusually high levels of fuel, flare and unaccounted for gas losses primarily attributable to capacity and treating limitations experienced during the second quarter of 2007 at the Jal Plant treating facility; and

•
Operating expenses and depreciation and amortization expense were higher by $17.7 million and $11 million, respectively, primarily due to the incurrence of nine months of activity in the 2007 period versus seven months in the 2006 period and general cost increases experienced in the mid-stream energy industry.  Operating expenses were also impacted by a $4.2 million increase in corporate services costs due to Southern Union’s disposition of certain assets during 2006, resulting in a larger allocation of corporate services to the remaining business units.

Distribution Segment.  The Distribution segment is primarily engaged in the local distribution of natural gas in Missouri and Massachusetts.  The Company’s utilities operations are regulated as to rates and other matters by the regulatory commissions of the states in which each operates.  The utilities operations have historically been generally sensitive to weather and seasonal in nature, with a significant percentage of annual operating revenues and EBIT occurring in the traditional winter heating season in the first and fourth calendar quarters.  However, the MPSC approved distribution rates effective April 3, 2007 for Missouri Gas Energy’s residential customers (which comprise approximately 87 percent of its total customers and approximately 69 percent of its margin revenues) that eliminate the impact of weather and conservation for residential margin revenues and related earnings in Missouri.  See PART I, ITEM 1.  Financial Statements (Unaudited), Note 13 – Regulatory and Rates – Missouri Gas Energy for additional information related to the new Missouri Gas Energy rates.

The following table presents the results of operations applicable to the Company’s Distribution segment for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Distribution Segment	2007	2006	2007	2006
	(In thousands)

Net operating revenues (1)	$45,657	$29,275	$162,542	$124,011

Operating expenses	26,693	23,270	81,649	71,568
Depreciation and amortization	7,633	7,514	22,646	22,889
Taxes other than on income
and revenues	1,822	2,270	7,945	7,585
Total operating income	9,509	(3,779)	50,302	21,969
Other income (expenses), net	(336)	(1,086)	(1,140)	(3,221)
EBIT	$9,173	$(4,865)	$49,162	$18,748
________________
(1) Operating revenues for the Distribution segment are reported net of Cost of gas and other energy and Revenue-related taxes, which are pass-through costs.

Three-month period ended September 30, 2007 versus the three-month period ended September 30, 2006.  The $14 million EBIT improvement in the three-month period ended September 30, 2007 versus the same period in 2006 was primarily due to the following items:

•	Net operating revenues increased $16.4 million primarily due to the Missouri Gas Energy $27.2 million annual revenue rate increase effective April 3, 2007.
•	Operating expenses increased $3.4 million primarily due to:

•	Increased benefit costs of approximately $1.2 million primarily due to the recognition of higher pension costs recovered in rates associated with the recent Missouri Gas Energy rate case;
•	Increased general expenses of approximately $917,000 primarily due to cathodic protection maintenance, the outsourcing of billing and call services and an increase of advertising expense;
•	Increased labor expenses of approximately $585,000 primarily due to the filling of vacant positions and wage and merit increases in 2007 versus 2006; and
•	Higher uncollectible accounts of approximately $449,000 resulting from higher revenues realized in the 2007 period versus the 2006 period.

Nine-month period ended September 30, 2007 versus the Nine-month period ended September 30, 2006.  The $30.4 million EBIT improvement in the nine-month period ended September 30, 2007 versus the same period in 2006 was primarily due to the following items:

•
Net operating revenues increased $38.5 million primarily due to the Missouri Gas Energy $27.2 million annual revenue rate increase effective April 3, 2007 and higher consumption volumes resulting from colder weather in 2007 versus 2006.

•	Operating expenses increased $10.1 million primarily due to:
•	Increased benefit costs of approximately $3.1 million primarily due to the recognition of higher pension costs recovered in rates associated with the recent Missouri Gas Energy rate case;
•	Increased labor expenses of approximately $2.4 million primarily due to the filling of vacant positions and wage and merit increases in 2007 versus 2006;
•
Increased general expenses of approximately $2 million primarily due to cathodic protection maintenance, an increase in the weatherization program mandated by the rate case settlement, the outsourcing of billing and call services and the establishment of the Hot Water Rebate and Education Program;

•	Higher uncollectible accounts of approximately $952,000 resulting from higher revenues realized in the 2007 period versus the 2006 period;
•	Increased paid time off of $851,000 primarily due to higher time off with pay loading rates; and
•	Increased legal fees of $729,000.

Corporate and Other

Three-month period ended September 30, 2007 versus the three-month period ended September 30, 2006.

The $10.2 million EBIT improvement for the three-month period ended September 30, 2007 versus the same period in 2006 was primarily due to the impact of $12.8 million of executive bonus compensation awarded by the compensation committee of the Company’s Board of Directors in 2006 in respect of transactional activity.

Nine-month period ended September 30, 2007 versus the nine-month period ended September 30, 2006.  The $11.3 million EBIT reduction for the nine-month period ended September 30, 2007 versus the same period in 2006 was primarily due to the following items:

•	Impact of a mark-to-market gain in 2006 of $37.2 million on put options for the pre-acquisition period associated with the March 1, 2006 acquisition of the Sid Richardson Energy Services business;
•
A decrease in operating expenses of $25 million in 2007 versus 2006 due to executive bonus compensation of $12.8 million awarded by the compensation committee of the Company’s Board of Directors in 2006 in respect of transactional activity, a larger allocation of corporate services costs to the Company’s business units and an increase in management and royalty fees from Panhandle due to higher revenues;

•	Impact of a first quarter 2006 $6.5 million write down in the carrying value of the Scranton corporate building; and
•	Impact of a $1 million charge to record a reserve in March 2006 for final estimated costs resulting from a sales and use tax audit.

Interest Expense

Three-month period ended September 30, 2007 versus the three-month period ended September 30, 2006.  Interest expense was $6.2 million lower in 2007 compared with 2006 primarily due to:

•
Impact of higher interest expense of $17.6 million and higher debt issuance cost amortization of $2.6 million in 2006 associated with the bridge loan facility entered into to finance the acquisition of the Sid Richardson Energy Services business, which was retired using approximately $1.1 billion in net proceeds from the sale of certain assets in August 2006 and funds obtained in October 2006 from the issuance of the $600 million Junior Subordinated Notes;

•
Lower interest expense of $648,000 associated with interest owed to MGE’s ratepayers in connection with its purchased gas cost recovery mechanism primarily due to higher levels of overcollections in 2006;

•	Lower interest expense of $452,000 associated with borrowings under the Company’s credit agreements primarily due to lower average outstanding balances in 2007 compared to 2006;
•	Increased interest expense of $10.8 million related to the $600 million Junior Subordinated Notes issued in October 2006; and
•	Increased interest expense of $4.2 million related to Panhandle debt primarily due to higher debt balances in 2007 versus 2006.

Nine-month period ended September 30, 2007 versus the nine-month period ended September 30, 2006.  Interest expense was $8.1 million lower in 2007 compared with 2006 primarily due to:

•
Impact of interest expense of $47.3 million and debt issuance cost amortization of $7.8 million in 2006 associated with the bridge loan facility entered into to finance the acquisition of the Sid Richardson Energy Services business, which was retired using approximately $1.1 billion in net proceeds from the sale of certain assets in August 2006 and funds obtained in October 2006 from the issuance of the $600 million Junior Subordinated Notes;

•	Lower interest expense of $5 million associated with borrowings under the Company’s credit agreements primarily due to lower average outstanding balances in 2007 compared to 2006;
•	Lower interest expense of $2.1 million due to the retirement of the 2.75% Senior Notes in August 2006;
•
Lower interest expense of $1.3 million associated with interest owed to MGE’s ratepayers in connection with its purchased gas cost recovery mechanism primarily due to higher levels of overcollections in 2006;

•	Increased interest expense of $32.4 million related to the $600 million Junior Subordinated Notes issued in October 2006;
•	Increased interest expense of $18.6 million related to Panhandle debt primarily due to higher debt balances in 2007 versus 2006; and
•	Increased interest expense of $4.8 million under the 6.15% Senior Notes issued in August 2006.

Federal and State Income Taxes from Continuing Operations

Three-month period ended September 30, 2007 versus the three-month period ended September 30, 2006.
The EITR from continuing operations for the three-month periods ended September 30, 2007 and 2006 was 35 percent and 62 percent, respectively. The decrease in the EITR from continuing operations was primarily due to:

•
Tax benefits associated with the increase in the dividends received deduction as a result of increased dividends from the Company’s unconsolidated investment in Citrus.  For the three-month periods ended September 30, 2007 and 2006, the tax impact of the dividends received deduction was a benefit of $8.1 million and an expense of $166,000, respectively; and

•
Additional tax expense resulting from nondeductible executive compensation. For the three-month periods ended September 30, 2007  and 2006, the additional tax expense resulting from nondeductible executive compensation was nil and $3.2 million, respectively.

Nine-month period ended September 30, 2007 versus the nine-month period ended September 30, 2006.
The EITR from continuing operations for the nine-month periods ended September 30, 2007 and 2006 was 28 percent and 38 percent, respectively. The decrease in the EITR from continuing operations was primarily due to:

•
Tax benefits of $28.2 million in 2007 versus $4.9 million in 2006 associated with the increase in the dividends received deduction as a result of increased dividends from the Company’s unconsolidated investment in Citrus; and

•
Additional tax expense resulting from nondeductible executive compensation. For the nine-month periods ended September 30, 2006, the additional tax expense resulting from nondeductible executive compensation was approximately $172,000 and $3 million, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash generated from internal operations constitutes the Company’s primary source of liquidity.  The Company’s $767.8 million working capital deficit at September 30, 2007 is expected to be funded by cash flows from operations and refinancings to be negotiated as more fully described in the Financing Activities discussion.  Additional sources of liquidity include use of available credit facilities and may include various equity offerings, project and bank financings, issuance of long-term debt and proceeds from asset dispositions.  The availability and terms relating to such liquidity will depend upon various factors and conditions such as the Company’s combined cash flow and earnings, the Company’s resulting capital structure and conditions in the financial markets at the time of such offerings. Acquisitions, which generally require a substantial increase in expenditures, and related financings also affect the Company's combined results due to factors such as the Company's ability to realize any anticipated benefits from the acquisitions, successful integration of new and different operations and businesses and effects of different regional economic and weather conditions. Future acquisitions or related financings or refinancings may involve the issuance of shares of the Company's common stock, which could have a dilutive effect on the then-current stockholders of the Company.

Operating Activities

Nine-month period ended September 30, 2007 versus the nine-month period ended September 30, 2006.  Cash flows provided by operating activities were $388.7 million for the nine-month period ended September 30, 2007 compared with cash flows provided by operating activities of $328.7 million for the same period in 2006.  Changes in operating assets and liabilities net of acquisitions provided cash of $2 million in 2007 and $65.7 million in 2006, resulting in a change in cash of $63.7 million in 2007 compared to 2006.  The $63.7 million decrease in cash is primarily due to lower receivables from the Distribution segment reduced by $159.3 million during the 2006 period versus $84.9 million in the 2007 period primarily due to higher receivables in December 2005 versus December 2006 resulting from the colder winter season.  The Company received $23.4 million less from cash settlements of put options in the 2007 period versus the 2006 period.  In the 2006 period, the Company’s discontinued operations provided cash of $26.3 million.  These changes, resulting in a higher usage of cash from operating assets and liabilities in the 2007 period versus the 2006 period, were offset by $32.1 million of lower inventory levels primarily due to withdrawals from storage to meet customer and operational obligations and $24.3 million of lower deferred gas purchase costs due to pricing variations.

Investing Activities

Summary

The Company’s business strategy includes making prudent capital expenditures across its base of interstate transmission, gathering, processing and distribution assets and growing the businesses through the selective acquisition of assets in order to position itself favorably in the evolving North American natural gas markets.

Cash flows used in investing activities in the nine-month periods ended September 30, 2007 and 2006 were $418.3 million and $688.3 million, respectively.  The $270 million decrease in invested cash is primarily due to the $1.54 billion (net of $53.2 million cash received) acquisition of the Sid Richardson Energy Services business completed on March 1, 2006, offset by the effect of the $1.08 billion disposition in August 2006 of the assets of the Company’s PG Energy natural gas distribution division and the Rhode Island operations of its New England Gas Company natural gas distribution division.  The following table presents a summary of additions to property, plant and equipment in continuing operations by segment, including additions related to major projects for the periods presented.

	Nine Months Ended
	September 30,
Property, Plant and Equipment Additions	2007	2006
	(In thousands)
Transportation and Storage Segment
LNG Terminal Expansions/Enhancements	$84,570	$46,416
Trunkline Field Zone Expansion	134,203	4,393
East End Enhancement	35,861	26,197
Compression Modernization	48,609	1,786
Other, primarily pipeline integrity, system
reliability, information technology, air
emission compliance	75,827	69,148
Total	379,070	147,940

Gathering and Processing Segment	33,377	27,991	(1)

Distribution Segment
Missouri Safety Program	7,544	9,745
Other, primarily system replacement
and expansion	22,696	25,676
Total	30,240	35,421

Corporate and other	2,394	2,284

Total (2)	$445,081	$213,636
____________________
(1)  Reflects expenditures for the period subsequent to the March 1, 2006 acquisition of the Sid Richardson Energy
       Services business versus the nine-month period ended September 30, 2006.
(2)  Includes net capital accruals totaling $63 million and $14.5 million for the nine-month periods ended
      September 30, 2007 and 2006, respectively.

The Company’s capital expenditure programs through 2007 are expected to be funded primarily by cash flows from operations and from financings more fully described in the Financing Activities section.  See PART I, ITEM 1.  Financial Statements (Unaudited), Note 13 – Regulation and Rates and Note 14 – Commitments and Contingencies – Other Commitments and Contingencies, in this Quarterly Report on Form 10-Q for a discussion of the Company’s principal capital expenditure projects.

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

Financing Activities

Summary

Cash flows provided by financing activities were $43.5 million and $349.6 million for the nine-month periods ended September 30, 2007 and 2006, respectively.  Financing activity cash flow changes were primarily due to net debt retirements of $89.3 million in 2007 versus net debt issuances of $275.8 million in 2006.

Retirement of Debt Obligations

The Company plans to refinance with new debt or bank financings the majority of its $525 million of debt maturing in 2008.  Alternatively, the Company may retire such debt with proceeds from one or a combination of the following sources: (i) cash flows from operating activities; (ii) borrowings under existing credit facilities; and (iii) new equity offering(s).  The Company believes, based on its investment grade credit ratings and general financial condition, successful historical access to capital markets, current economic and capital market conditions and market expectations regarding the Company’s future earnings and cash flows, that it will be able to refinance and/or retire these obligations under acceptable terms within the next year.  There can be no assurance, however, that the Company will be able to achieve acceptable terms in any negotiation of new debt or bank financings.  Moreover, there can be no assurance the Company will be successful in its implementation of these refinancing and/or retirement plans and the Company’s inability to do so would cause a material adverse effect on the Company’s financial condition and liquidity.

The Company’s $540.1 million of long-term debt due within the next twelve months includes $100 million due in February 2008 that will be remarketed in accordance with the terms of the February 11, 2005 5% Equity Units issuance, whereby the Company will issue between 3,500,309 and 4,375,387 shares of its common stock, resulting in the estimated receipt of approximately $99 million in proceeds, and remarket the $100 million debt.

OTHER MATTERS

Master Limited Partnership

On November 9, 2007, the Company announced its intention to pursue an initial public offering of units representing limited partner interests of a master limited partnership ("MLP"), to be formed by the Company to hold a portion of the gathering and processing assets of its Southern Union Gas Services business. The Company currently expects that a registration statement for the initial public offering will be filed by early 2008 and that the offering will close as soon as practicable following the effectiveness of the registration statement.

This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy any securities. Any offers, solicitations of offers to buy, or any sales of securities will only be made in accordance with the registration requirements of the Securities Act of 1933 or an exemption therefrom.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
Southern Union has established disclosure controls and procedures to ensure that information required to be disclosed by the Company, including consolidated entities, in reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.  The Company performed an evaluation under the supervision and with the participation of management, including its CEO and CFO, and with the participation of personnel from its Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on that evaluation, Southern Union’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Controls.

Management’s assessment of internal control over financial reporting as of December 31, 2006 was included in Southern Union’s Annual Report on Form 10-K filed on March 1, 2007.

There have been no changes in internal control over financial reporting that occurred during the first nine months of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as described below.

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

Effective April 3, 2007, the MPSC approved distribution rates for Missouri Gas Energy’s residential customers (which comprise approximately 87 percent of its total customers and approximately 69 percent of its margin revenues) that eliminate the impact of weather and conservation for residential margin revenues and related earnings in Missouri.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

N/A

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

ITEM 5.  OTHER INFORMATION

All information required to be reported on Form 8-K for the quarter ended September 30, 2007 was appropriately reported.

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

10(d)
Second Amendment to the Fourth Amended and Restated Revolving Credit Agreement dated September 29, 2005, between Southern Union Company and the Banks named therein.  (Filed as Exhibit 10.1 to Southern Union’s Current Report on Form 8-K filed on October 23, 2007, and incorporated herein by reference.)

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

10(h)	First Amendment to the Southern Union Company Director’s Deferred Compensation Plan, effective April 1, 2007, filed herewith.

10(i)	Southern Union Company Amended Supplemental Deferred Compensation Plan with Amendments. (Filed as Exhibit 4 to Southern Union’s Form S-8 filed May 27, 1999 and incorporated herein by reference.)

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

SOUTHERN UNION COMPANY
(Registrant)

Date November 9, 2007	By /s/ GEORGE E. ALDRICH
George E. Aldrich Vice President and Controller (authorized officer and principal accounting officer)