Form 10-Q
period 2008-06-30
SOUTHERN UNION CO
filed 2008-08-07
CIK 203248

    UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
____________________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended

June 30, 2008

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
Large accelerated filer   ✓     Accelerated filer           Non-accelerated filer          Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes       No  ✓

The number of shares of the registrant's Common Stock outstanding on August 1, 2008 was 124,026,496.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
FORM 10-Q
June 30, 2008

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,
	2008	2007
	(In thousands, except per share amounts)

Operating revenues (Note 11)	$733,055	$588,049

Operating expenses:
Cost of gas and other energy	459,032	324,626
Operating, maintenance and general	116,279	115,309
Depreciation and amortization	49,321	43,666
Revenue-related taxes	5,974	5,675
Taxes, other than on income and revenues	12,172	11,373
Total operating expenses	642,778	500,649

Operating income	90,277	87,400

Other income (expenses):
Interest expense	(50,603)	(51,146)
Earnings from unconsolidated investments	21,098	26,270
Other, net	720	3,474
Total other income (expenses), net	(28,785)	(21,402)

Earnings before income taxes	61,492	65,998

Federal and state income tax expense (Note 9)	18,582	15,023

Net earnings	42,910	50,975

Preferred stock dividends	(3,436)	(4,341)

Loss on extinguishment of preferred stock (Note 14)	(1,995)	-

Net earnings available for common stockholders	$37,479	$46,634

Net earnings available for common stockholders per share:
Basic	$0.30	$0.39
Diluted	0.30	0.39

Dividends declared on common stock per share	$0.15	$0.10

Weighted average shares outstanding (Note 5):
Basic	124,008	119,873
Diluted	124,242	120,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Six months ended June 30,
	2008	2007
	(In thousands, except per share amounts)

Operating revenues (Note 11)	$1,685,753	$1,368,281

Operating expenses:
Cost of gas and other energy	1,069,201	807,711
Operating, maintenance and general	225,189	210,504
Depreciation and amortization	97,944	87,130
Revenue-related taxes	24,924	22,694
Taxes, other than on income and revenues	24,663	23,248
Total operating expenses	1,441,921	1,151,287

Operating income	243,832	216,994

Other income (expenses):
Interest expense	(101,304)	(103,331)
Earnings from unconsolidated investments	37,827	57,166
Other, net	1,058	3,761
Total other income (expenses), net	(62,419)	(42,404)

Earnings before income taxes	181,413	174,590

Federal and state income tax expense (Note 9)	55,595	44,894

Net earnings	125,818	129,696

Preferred stock dividends	(7,777)	(8,682)

Loss on extinguishment of preferred stock (Note 14)	(1,995)	-

Net earnings available for common stockholders	$116,046	$121,014

Net earnings available for common stockholders per share:
Basic	$0.94	$1.01
Diluted	0.94	1.00

Dividends declared on common stock per share	$0.30	$0.20

Weighted average shares outstanding (Note 5):
Basic	122,905	119,832
Diluted	123,188	120,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS

	June 30,	December 31,
	2008	2007
	(In thousands)
Current assets:
Cash and cash equivalents	$231,319	$ 5,690
Accounts receivable, net of allowances of
$5,777 and $4,144, respectively	331,793	358,521
Accounts receivable – affiliates	7,647	29,943
Inventories (Note 4)	385,547	263,618
Gas imbalances - receivable	220,391	105,371
Prepayments and other assets	82,374	45,181
Total current assets	1,259,071	808,324

Property, plant and equipment:
Plant in service	5,792,951	5,509,992
Construction work in progress	410,846	377,918
	6,203,797	5,887,910
Less accumulated depreciation and amortization	(871,503)	(785,623)
Net property, plant and equipment	5,332,294	5,102,287

Deferred charges:
Regulatory assets	71,040	64,193
Deferred charges	64,175	60,468
Total deferred charges	135,215	124,661

Unconsolidated investments (Note 6)	1,258,330	1,240,420

Goodwill	89,227	89,227

Other	35,815	32,994

Total assets	$8,109,952	$ 7,397,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

STOCKHOLDERS' EQUITY AND LIABILITIES

	June 30,	December 31,
	2008	2007
	(In thousands)
Stockholders’ equity:
Common stock, $1 par value; 200,000 shares authorized;
125,083 shares issued at June 30, 2008	$125,083	$121,102
Preferred stock, no par value; 6,000 shares authorized;
728 and 920 shares issued, respectively (Note 14)	182,029	230,000
Premium on capital stock	1,888,333	1,784,223
Less treasury stock: 1,066 and 1,063
shares, respectively, at cost	(27,921)	(27,839)
Less common stock held in trust: 713
and 783 shares, respectively	(14,168)	(15,085)
Deferred compensation plans	14,231	15,148
Accumulated other comprehensive loss	(39,137)	(11,594)
Retained earnings	188,710	109,851
Total stockholders' equity	2,317,160	2,205,806

Long-term debt obligations (Note 7)	3,315,661	2,960,326

Total capitalization	5,632,821	5,166,132

Current liabilities:
Long-term debt and capital lease obligation
due within one year (Note 7)	424,980	434,680
Notes payable	-	123,000
Accounts payable and accrued liabilities	360,117	335,253
Federal, state and local taxes payable	33,252	35,461
Accrued interest	48,839	45,911
Customer deposits	17,112	17,589
Deferred gas purchases	69,632	-
Gas imbalances - payable	483,876	272,850
Other	113,478	58,969
Total current liabilities	1,551,286	1,323,713

Deferred credits	206,353	215,063

Accumulated deferred income taxes	719,492	693,005

Commitments and contingencies (Note 10)

Total stockholders' equity and liabilities	$8,109,952	$7,397,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Cash flows provided by (used in) operating activities:
Net earnings	$125,818	$129,696
Adjustments to reconcile net earnings to net cash flows
provided by operating activities:
Depreciation and amortization	97,944	87,130
Deferred income taxes	47,444	35,012
Unrealized loss on derivatives	19,126	264
Earnings from unconsolidated investments, adjusted
for cash distributions	2,923	12,488
Other	19,683	13,667
Changes in operating assets and liabilities	34,406	11,084
Net cash flows provided by operating activities	347,344	289,341
Cash flows provided by (used in) investing activities:
Additions to property, plant and equipment	(342,728)	(205,279)
Dispositions of operations, net	-	(49,304)
Return of investment in Citrus (Note 6)	-	6,546
Other	(2,814)	4,788
Net cash flows used in investing activities	(345,542)	(243,249)
Cash flows provided by (used in) financing activities:
Decrease in book overdraft	(6,237)	(11,196)
Issuance costs of debt	(3,867)	(1,055)
Issuance of common stock	100,000	-
Issuance of long-term debt	400,000	455,000
Dividends paid on common stock	(36,590)	(23,938)
Dividends paid on preferred stock	(8,682)	(8,682)
Extinguishment of preferred stock	(48,592)	-
Repayment of debt obligation	(51,829)	(477,776)
Net change in revolving credit facilities	(123,000)	11,000
Proceeds from exercise of stock options	3,846	3,304
Other	(1,222)	1,638
Net cash flows provided by (used in) financing activities	223,827	(51,705)
Change in cash and cash equivalents	225,629	(5,613)
Cash and cash equivalents at beginning of period	5,690	5,751
Cash and cash equivalents at end of period	$231,319	$138

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)

	Common	Preferred	Premium		Common	Deferred	Accumulated		Total
	Stock,	Stock,	on	Treasury	Stock	Compen-	Other		Stock-
	$1 Par	No Par	Capital	Stock,	Held	sation	Comprehensive	Retained	holders'
	Value	Value	Stock	at cost	In Trust	Plans	Loss	Earnings	Equity
	(In thousands)

Balance December 31, 2007	$121,102	$230,000	$1,784,223	$(27,839)	$(15,085)	$15,148	$(11,594)	$109,851	$2,205,806
Comprehensive income:
Net earnings	-	-	-	-	-	-	-	125,818	125,818
Net change in other
comprehensive loss (Note 3)	-	-	-	-	-	-	(27,543)	-	(27,543)
Comprehensive income									98,275
Preferred stock dividends	-	-	-	-	-	-	-	(7,777)	(7,777)
Cash dividends declared	-	-	-	-	-	-	-	(37,187)	(37,187)
Issuance of common stock	3,693	-	96,307	-	-	-	-	-	100,000
Share-based compensation	-	-	2,871	-	-	-	-	-	2,871
Restricted stock issuances	56	-	(56)	(82)	-	-	-	-	(82)
Exercise of stock options	232	-	3,614	-	-	-	-	-	3,846
Extinguishment of preferred
stock (Note 14)	-	(47,971)	1,374	-	-	-	-	(1,995)	(48,592)
Contributions to Trust	-	-	-	-	(794)	794	-	-	-
Disbursements from Trust	-	-	-	-	1,711	(1,711)	-	-	-
Balance June 30, 2008	$125,083	$182,029	$1,888,333	$(27,921)	$(14,168)	$14,231	$(39,137)	$188,710	$2,317,160

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

2. New Accounting Principles

Accounting Principles Recently Adopted.

FASB Statement No. 157, “Fair Value Measurements” (Statement No. 157):  Issued by the Financial Accounting Standards Board (FASB) in September 2006, this Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Where applicable, this Statement simplifies and codifies related guidance within GAAP.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2, “Effective Date of FASB Statement No. 157”), which delays the effective date of this Statement for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.  The Company’s major categories of non-financial assets and non-financial liabilities that are recognized or disclosed at fair value for which, in accordance with FSP FAS 157-2, the Company has not applied the provisions of Statement No. 157 as of January 1, 2008 are (i) fair value calculations associated with annual or periodic impairment tests, and (ii) asset retirement obligations measured at fair value upon initial recognition or upon certain remeasurement events under FASB Statement No. 143, “Accounting for Asset Retirement Obligations.”  The partial adoption on January 1, 2008 of this Statement for financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements.  See Note 12 – Fair Value Measurement for more information.

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.  Comprehensive Income (Loss)

The table below provides an overview of Comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Comprehensive Income (Loss)	2008	2007	2008	2007
	(In thousands)

Net Earnings	$42,910	$50,975	$125,818	$129,696
Comprehensive Income (Loss) Adjustments:
Change in fair value of interest rate hedges, net of tax of $11,472,
$2,955, $(994) and $2,955, respectively	17,614	4,395	(1,405)	4,395
Reclassification of unrealized gain (loss) on interest rate hedges into earnings, net of tax of $1,309, $152, $1,698 and $150,
respectively	1,988	242	2,597	(803)
Realized gain (loss) on interest rate hedges, net of tax of $197, $0,
$(620) and $0, respectively	309	-	(1,175)	-
Change in fair value of commodity hedges, net of tax of $(9,662),
$884, $(14,250) and $(1,984), respectively	(17,149)	1,457	(25,290)	(3,270)
Reclassification of unrealized gain (loss) on commodity hedges into earnings, net of tax of $1,566, $112, $1,620 and $(1,175),
respectively	2,778	185	2,874	(1,937)
Reduction of prior service credit relating to pension and other postretirement benefits, net of tax of $0, $0, $(3,231) and $0,
respectively	-	-	(6,603)	-
Reclassification of net actuarial gain and prior service credit relating to pension and other postretirement benefits into
earnings, net of tax of $520, $577, $951 and $500, respectively	816	609	1,459	1,183
Total other comprehensive income (loss)	6,356	6,888	(27,543)	(432)
Total comprehensive income	$49,266	$57,863	$98,275	$129,264

See Note 8 – Employee Benefits for a discussion related to an amendment of Panhandle’s other postretirement benefit plans in March 2008, which resulted in a $6.6 million net of tax reduction in the net prior service credit included in Accumulated other comprehensive loss.

4.  Inventories

In the Transportation and Storage segment, inventories consist of natural gas held for operations and materials and supplies, both of which are stated at the lower of weighted average cost or market, while gas received from or owed back to customers is valued at market.  The gas held for operations that the Company does not expect to consume in its operations in the next twelve months is reflected in non-current assets.  Gas held for operations at June 30, 2008 was $274.5 million, or 22,620,000 million British thermal units (MMBtu), of which $13.3 million was classified as non-current.  Gas held for operations at December 31, 2007 was $187 million, or 26,001,000 MMBtu, of which $19 million was classified as non-current.  Materials and supplies in the Transportation and Storage segment include spare parts, which are critical to the pipeline system operations, and were $13.6 million and $12.8 million at June 30, 2008 and December 31, 2007, respectively.

In the Gathering and Processing segment, inventories consist of natural gas liquids and materials and supplies, both of which are stated at the lower of weighted average cost or market.  Natural gas liquids, primarily comprised of Y-grade natural gas liquids products, were $872,000, or 668,000 gallons, and nil at June 30, 2008 and December 31, 2007, respectively.  Materials and supplies in the Gathering and Processing segment, primarily comprised of compressor components and parts, were $8.4 million and $6.2 million at June 30, 2008 and December 31, 2007, respectively.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In the Distribution segment, inventories consist of natural gas in underground storage and materials and supplies, both of which are stated at weighted average cost.  Natural gas in underground storage at June 30, 2008 and December 31, 2007 was $97.3 million and $72.8 million, respectively, and consisted of 10,260,000 MMBtu and 11,823,474 MMBtu, respectively.  Materials and supplies inventories in the Distribution segment were $4.1 million and $3.8 million at June 30, 2008 and December 31, 2007, respectively.

5. Earnings per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding during each period.  Diluted earnings per share is computed based on the weighted average number of common shares outstanding during each period, increased by conversion of equity units and common stock equivalents from stock options, restricted stock and stock appreciation rights.  A reconciliation of the shares used in the basic and diluted earnings per share calculations is shown in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)

Weighted average shares outstanding - Basic	124,008	119,873	122,905	119,832
Add assumed vesting of restricted stock	15	34	16	32
Add assumed conversion of equity units	-	376	-	191
Add assumed exercise of stock options
and stock appreciation rights	219	516	267	491
Weighted average shares outstanding - Dilutive	124,242	120,799	123,188	120,546

There were 717,000 anti-dilutive stock options outstanding for both the three- and six-month periods ended June 30, 2008.  There were 416,000 anti-dilutive stock appreciation rights outstanding for both the three- and six-month periods ended June 30, 2008.  There were no anti-dilutive options outstanding for the same periods in 2007.

6. Unconsolidated Investments

A summary of the Company’s unconsolidated equity investments at the dates indicated is as follows:

	June 30,	December 31,
	2008	2007
	(In thousands)

Citrus	$1,237,245	$1,219,009
Other	21,085	21,411
	$1,258,330	$1,240,420

Unconsolidated equity investments at June 30, 2008 and December 31, 2007 included the Company’s 50 percent, 50 percent, 29 percent and 49.9 percent investments in Citrus Corp. (Citrus), Grey Ranch Plant, LP (Grey Ranch), Lee 8 Partnership and PEI II, LLC, respectively.  The Company accounts for these investments using the equity method.  The Company’s share of net earnings or loss from these equity investments is recorded in Earnings from unconsolidated investments in the unaudited interim Condensed Consolidated Statement of Operations.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Summarized financial information for the Company’s equity investments is as follows:

	Three Months Ended		Three Months Ended
	June 30, 2008		June 30, 2007
	Citrus	Other	Citrus	Other
	(In thousands)
Statement of Operations:
Revenues	$134,901	$3,648	$129,519	$2,518
Operating income	79,432	496	76,571	531
Net earnings	37,206	(264)	44,120	1,427

	Six Months Ended		Six Months Ended
	June 30, 2008		June 30, 2007
	Citrus	Other	Citrus	Other
	(In thousands)
Statement of Operations:
Revenues	$247,225	$8,010	$238,557	$4,733
Operating income	136,937	1,957	133,446	1,325
Net earnings	63,637	1,176	84,261	2,193

Citrus.

Dividends.  During the three- and six-month periods ended June 30, 2008, Citrus paid dividends of nil and $40.8 million, respectively, to the Company.  In the three- and six-month periods ended June 30, 2007, Citrus paid dividends of $28.6 million and $76.2 million, respectively, to the Company, of which $6.5 million has been reflected by the Company as a return of investment.

Phase VIII Expansion.  Florida Gas Transmission Company, LLC (Florida Gas), a wholly-owned subsidiary of Citrus, plans to seek approval of the Federal Energy Regulatory Commission (FERC) to construct an expansion to increase its natural gas capacity into Florida by approximately 820 million cubic feet per day (MMcf/d) (Phase VIII Expansion).  The proposed Phase VIII Expansion includes construction of approximately 500 miles of additional large diameter pipeline and the installation of approximately 200,000 horsepower of additional compression.  Pending FERC approval, which is expected in the latter half of 2009, Florida Gas anticipates an in-service date during 2011, at an updated estimated cost of approximately $2.4 billion, including capitalized equity and debt costs.  To date, Florida Gas has entered into precedent agreements with shippers for transportation services for 25-year terms accounting for approximately 89 percent of the available expansion capacity.

On February 5, 2008, Citrus entered into a $500 million unsecured construction and term loan agreement with a wholly-owned subsidiary of FPL Group Capital Inc., which is a wholly-owned subsidiary of FPL Group, Inc.  Citrus will invest the proceeds of this loan into Florida Gas in order to finance a portion of the Phase VIII Expansion.  On August 6, 2008, the parties amended the loan agreement to accelerate the funding date to October 1, 2008.

Florida Gas Pipeline Relocation Costs.  The Florida Department of Transportation, Florida’s Turnpike Enterprise (FDOT/FTE) has various turnpike widening projects that have or may, over time, impact one or more of Florida Gas’ mainline pipelines co-located in FDOT/FTE rights-of-way.  On October 20, 2005, Florida Gas filed an application with FERC for a State Road 91 Relocation Project.  The first phase of the turnpike project includes replacement of approximately 11.3 miles of its existing 18- and 24-inch pipelines located in FDOT/FTE rights-of-way in Florida.  The abandonment and replacement is being performed to accommodate the widening of State Road 91 by the FDOT/FTE.  The FERC issued an order approving the project on May 3, 2006, and Florida Gas notified the FERC that construction

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

commenced on April 25, 2007.  Florida Gas received authorization from the FERC to place the facilities in service on March 20, 2008 and the State Road 91 Relocation facilities were placed in service on the same day.  Approximately $110 million of replacement costs have been incurred as of June 30, 2008.  No pipeline removal costs have been incurred due to certain delays more fully described below.  On May 2, 2008, Florida Gas filed with FERC an amendment to its existing certificate seeking to hold in abeyance the abandonment authorization of the 18- and 24-inch existing lines for up to three years as a result of actions by the FDOT/FTE.  On June 16, 2008, the FDOT/FTE intervened in the proceeding before FERC regarding the first phase of the project seeking an order from FERC to force Florida Gas to abandon and decommission the 18- and 24-inch pipelines.  On June 30, 2008, Florida Gas filed a response seeking to dismiss the FDOT/FTE request and in the alternative seeking a technical conference.  Florida Gas is also in discussions with the FDOT/FTE related to additional projects that may affect Florida Gas’ 18- and 24-inch pipelines within FDOT/FTE rights-of-way.  The total miles of pipe that may ultimately be affected by all of the FDOT/FTE widening projects, and any associated relocation and/or rights-of-way costs, cannot be determined at this time.

Under certain conditions, existing agreements between Florida Gas and the FDOT/FTE require the FDOT/FTE to provide any new rights-of-way needed for relocation of the pipelines and for Florida Gas to pay for rearrangement or relocation costs. Under certain other conditions, Florida Gas may be entitled to reimbursement for the costs associated with relocation, including construction and rights-of-way costs.  On January 25, 2007, Florida Gas filed a complaint against FDOT/FTE in the Seventeenth Judicial Circuit, Broward County, Florida, to seek relief for three specific sets of FDOT/FTE widening projects in Broward County.  The complaint seeks damages for breach of easement and relocation agreements for the one set of projects on which construction has already commenced, and injunctive relief as well as damages for the two other sets of projects upon which construction has yet to commence.  The FDOT/FTE filed an amended answer and counterclaim against Florida Gas on February 5, 2008 in the Broward County action.  The counterclaim alleges Florida Gas is subject to estoppel and breach of contract claims regarding removal from service of the existing pipelines on the project currently under construction and seeks a declaratory judgment that Florida Gas is responsible for all relocation costs and is not entitled to workspace and uniform minimum area with respect to its pipelines.  On February 14, 2008 the case was transferred to the Broward County Complex Business Civil Division 07.  As a result of the FDOT/FTE representing that the projects have been delayed, a hearing on the motion by Florida Gas for a temporary injunction enjoining the FDOT/FTE interference with the pipelines of Florida Gas has been taken off the judicial calendar.  On April 14, 2008, the FDOT/FTE amended its counterclaim, alleging Florida Gas committed fraud in the inducement by not removing its previously existing pipelines, seeking to place a constructive trust over any revenues associated with the previously existing and newly constructed pipelines, seeking a declaratory order from the Court that Florida Gas has abandoned its previously existing pipelines and seeking a temporary and permanent injunction forcing Florida Gas to remove such pipelines.  On July 21, 2008, the Court allowed the FDOT/FTE to amend its counterclaim, including the counts of fraud and trespass, but reserved ruling on permitting a demand of punitive damages on those counts.  Trial is scheduled for August 2009.  A 2007 action brought by the FDOT/FTE against Florida Gas in Orange County, Florida, seeking a declaratory judgment that, under existing agreements, Florida Gas is liable for the costs of relocation associated with such projects, has been stayed pending resolution of the Broward County, Florida action.

Should Florida Gas be denied reimbursement by the FDOT/FTE for relocation expenses, such costs are expected to be covered by operating cash flows and additional borrowings.  Florida Gas expects to seek rate recovery at FERC for all reasonable and prudent costs incurred in relocating its pipelines to accommodate the FDOT/FTE to the extent not reimbursed by the FDOT/FTE.  There can be no assurance that Florida Gas will be successful in obtaining complete reimbursement for any such relocation costs from the FDOT/FTE or from its customers or that the timing of reimbursement will fully compensate Florida Gas for its costs.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Debt Obligations

The following table sets forth the debt obligations of Southern Union and applicable units of Panhandle Eastern Pipe Line Company, LP (PEPL) and its subsidiaries (collectively, Panhandle) under their respective notes, debentures and bonds at the dates indicated:

	June 30,	December 31,
	2008	2007
	(In thousands)
Long-Term Debt Obligations:

Southern Union
7.60% Senior Notes due 2024	$ 359,765	$ 359,765
8.25% Senior Notes due 2029	300,000	300,000
7.24% to 9.44% First Mortgage Bonds due 2020 to 2027	19,500	19,500
4.375% Senior Notes due 2008	-	100,000
6.15% Senior Notes due 2008	125,000	125,000
6.089% Senior Notes due 2010	100,000	-
7.20% Junior Subordinated Notes due 2066	600,000	600,000
	1,504,265	1,504,265

Panhandle
4.80% Senior Notes due 2008	300,000	300,000
6.05% Senior Notes due 2013	250,000	250,000
6.20% Senior Notes due 2017	300,000	300,000
6.50% Senior Notes due 2009	60,623	60,623
8.25% Senior Notes due 2010	40,500	40,500
7.00% Senior Notes due 2029	66,305	66,305
7.00% Senior Notes due 2018	400,000	-
Term Loans due 2012	815,391	867,220
Net premiums on long-term debt	3,557	6,093
	2,236,376	1,890,741

Total Long-Term Debt Obligations	3,740,641	3,395,006

Credit Facilities	-	123,000

Total consolidated debt obligations	3,740,641	3,518,006
Less current portion of long-term debt	424,980	434,680
Less short-term debt	-	123,000
Total consolidated long-term debt obligations	$ 3,315,661	$ 2,960,326

7.00% Senior Notes due 2018.  In June 2008, PEPL issued $400 million in senior notes due June 15, 2018 with an interest rate of 7.00 percent (7.00% Senior Notes).  In connection with the issuance of the 7.00% Senior Notes, the Company incurred underwriting costs and debt discount totaling approximately $4.1 million, resulting in approximately $395.9 million in proceeds to the Company.  The proceeds were initially used to repay approximately $127 million outstanding under the credit facilities and will ultimately be used to repay the $300 million of 4.80% Senior Notes due August 15, 2008 and to fund working capital obligations.

Amendment of Credit Facilities.  Effective June 20, 2008, the Company entered into the Fifth Amended and Restated Revolving Credit Agreement (Revolver) among the Company, as borrower, and the lenders party thereto. The Company entered into the Revolver, which replaces the Fourth Amended and Restated Revolving Credit Agreement, dated as of September 29, 2005, as amended, in order to (i) permit the Company to make additional repurchases of a portion of the depositary shares representing ownership of its 7.55 percent Noncumulative Preferred Stock, Series A (Preferred Stock); (ii) permit the Company to redeem all outstanding depositary shares on or after October 8, 2008 in accordance with the terms of its certificate of designations; (iii) create more favorable representations, warranties and covenants for the Company; and (iv) remove certain provisions that are no longer relevant for the Company’s needs.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Remarketing Obligation.  On February 8, 2008, the Company remarketed the 4.375% Senior Notes, which yielded no cash proceeds for the Company.  The interest rate on the Senior Notes was reset to 6.089 percent per annum effective on and after February 19, 2008.  The Senior Notes will mature on February 16, 2010.  On February 19, 2008, the Company issued 3,693,240 shares of common stock for $100 million in cash proceeds in conjunction with the remarketing of its 4.375% Senior Notes.

Retirement of Debt Obligations

The Company plans to retire its $425 million of debt maturing in August 2008 using proceeds from the 7.00% Senior Notes issued in June 2008 and from draw downs of its credit facilities.

8. Employee Benefits

Components of Net Periodic Benefit Cost.  Net periodic benefit cost for the three-month periods ended June 30, 2008 and 2007 includes the components noted in the table below.

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)

Service cost	$686	$664	$689	$489
Interest cost	2,470	2,287	1,405	1,047
Expected return on plan assets	(2,877)	(2,382)	(832)	(719)
Prior service cost credit amortization	138	127	(213)	(732)
Recognized actuarial (gain) loss	1,716	1,994	(306)	(204)
Sub-total	2,133	2,690	743	(119)
Regulatory adjustment	704	(350)	666	666
Net periodic benefit cost	$2,837	$2,340	$1,409	$547

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Net periodic benefit cost for the six-month periods ended June 30, 2008 and 2007 includes the components noted in the table below.

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)

Service cost	$1,372	$1,328	$1,253	$978
Interest cost	4,940	4,574	2,685	2,094
Expected return on plan assets	(5,754)	(4,764)	(1,639)	(1,438)
Prior service cost credit amortization	276	254	(676)	(1,464)
Recognized actuarial (gain) loss	3,433	3,988	(612)	(408)
Sub-total	4,267	5,380	1,011	(238)
Regulatory adjustment	1,409	(2,466)	1,332	1,332
Net periodic benefit cost	$5,676	$2,914	$2,343	$1,094

In March 2008, a postretirement benefit plan change was approved for Panhandle for retirements beginning April 1, 2008.  The change resulted in a pre-tax obligation increase of approximately $9.8 million.

In the Distribution segment, the Company recovers certain qualified pension benefit plan and other postretirement benefit plan costs through rates charged to utility customers.  Certain utility commissions require that the recovery of these costs be based on the Employee Retirement Income Security Act or other utility commission specific guidelines.  The difference between these amounts and periodic benefit cost calculated pursuant to FASB Statement No. 87, Employers’ Accounting for Pensions and FASB Statement 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, is deferred as a regulatory asset or liability and amortized to expense over periods promulgated by the applicable utility commission in which this difference will be recovered in rates.

9. Taxes on Income

The Company’s estimated annual consolidated federal and state effective income tax rate (EITR) for the three-month periods ended June 30, 2008 and 2007 was 30 percent and 23 percent, respectively.  The Company’s EITR for the six-month periods ended June 30, 2008 and 2007 was 31 percent and 26 percent, respectively.

The increase in the EITR for both the three- and six-month periods ended June 30, 2008 was primarily due to a decrease in the tax benefit associated with the dividends received deduction as a result of lower estimated dividends from the Company’s unconsolidated investment in Citrus.  For the three-month periods ended June 30, 2008 and 2007, the tax benefit of the dividends received deduction was $4.8 million and $8 million, respectively.  For the six-month periods ended June 30, 2008 and 2007, the tax benefit of the dividends received deduction was $13.8 million and $18.7 million, respectively.

The Company evaluates its tax reserves (unrecognized tax benefits) under the recognition, measurement and derecognition thresholds as prescribed by FIN 48, “Accounting for Uncertainty in Income Taxes”.  The Company increased the amount of its unrecognized tax benefits for certain state filing positions taken in prior periods by $4.3 million ($2.8 million, net of federal tax) and $5.1 million ($3.3 million, net of federal tax) during the three- and six-month periods ended June 30, 2008, respectively.

The Company increased the amount of its unrecognized tax benefits for certain state filing positions taken during the current periods by $2.2 million ($1.4 million, net of federal tax) during the three- and six-month periods ended June 30, 2008.  The Company decreased the amount of its unrecognized tax benefits as a result of the lapse of federal statute of limitations for the tax year ended June 30, 2004 by nil and $400,000 during the three- and six-month periods ended June 30, 2008, respectively.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company currently has $7.3 million ($4.9 million, net of federal tax) of unrecognized tax benefits as of June 30, 2008, all of which would impact the Company’s EITR if recognized.  The Company believes it is reasonably possible that its unrecognized tax benefits may be reduced by $900,000 ($600,000, net of federal tax) within the next twelve months due to settlement of certain state filing positions and lapse of statutes of limitations.

The Company is no longer subject to U.S. federal, state or local examinations for the tax year ended June 30, 2004 and prior years.  The Company settled the Internal Revenue Service (IRS) examination of the year ended June 30, 2003 in November 2006.  Generally, the state impact of the federal change remains subject to state and local examination for a period of up to one year after formal notification to the state and local jurisdictions.  In 2007, the Company filed all required state amended returns as a result of the federal change.  Therefore, the state and local statutes will expire in 2008 with respect to the tax year ended June 30, 2003.

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

The Company is allowed to recover environmental remediation expenditures through rates in certain jurisdictions within its Distribution segment. Although significant charges to earnings could be required prior to rate recovery for jurisdictions that do not have rate recovery mechanisms, management does not believe that environmental expenditures will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. The table below reflects the amount of accrued liabilities recorded in the unaudited interim Condensed Consolidated Balance Sheet at June 30, 2008 and December 31, 2007 to cover probable environmental response actions:

	June 30,	December 31,
	2008	2007
	(In thousands)

Current	$ 6,405	$ 6,772
Noncurrent	16,002	15,209
Total Environmental Liabilities	$ 22,407	$ 21,981

Spill Prevention, Control and Countermeasure (SPCC) Rules.  In May 2007, the U.S. Environmental Protection Agency (U.S. EPA) extended the SPCC rule compliance dates until July 1, 2009, permitting owners and operators of facilities to prepare or amend and implement SPCC Plans in accordance with previously enacted modifications to the regulations.  In October 2007, the U.S. EPA proposed amendments to the SPCC rules with the stated intention of providing greater clarity, tailoring requirements, and streamlining requirements.  The Company is currently reviewing the impact of the modified regulations on operations in its Transportation and Storage and Gathering and Processing segments and may incur costs for tank integrity testing, alarms and other associated corrective actions as well as potential upgrades to containment structures.  Costs associated with such activities cannot be estimated with certainty at this time, but the Company believes such costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Transportation and Storage Segment Environmental Matters.

Gas Transmission Systems. Panhandle is responsible for environmental remediation at certain sites on its gas transmission systems for contamination resulting from the past use of lubricants containing polychlorinated biphenyls (PCBs) in compressed air systems; the past use of paints containing PCBs; and the prior use of wastewater collection facilities and other on-site disposal areas. Panhandle has developed and is implementing a program to remediate such contamination. Remediation and decontamination has been completed at each of the 35 compressor station sites where auxiliary buildings that house the air compressor equipment were impacted by the past use of lubricants containing PCBs.  At some locations, PCBs have been identified in paint that was applied many years ago.  A program has been implemented to remove and dispose of PCB impacted paint during painting activities. At one location on the Trunkline Gas Company, LLC (Trunkline) system, PCBs were discovered on the painted surfaces of equipment in a building that is outside of the scope of the compressed air system program and the existing PCB impacted paint program.  The estimated cost to remediate the painted surfaces at this location is approximately $300,000.  An initial assessment program was undertaken at seven locations to determine whether this condition exists at any of the other 78 similar buildings on the PEPL, Trunkline and Pan Gas Storage, LLC (d.b.a. Southwest Gas) systems.  As of June 30, 2008, a total of 37 locations have been preliminarily assessed, indicating PCBs at regulated levels in a small number of samples at a total of 13 locations.  At two other locations identified in the sampling program, the estimated costs to remediate painted surfaces range from approximately $15,000 to $150,000.  Until the complete results of the assessment program are available and the analysis is completed, the costs associated with remediation of the painted surfaces cannot be reasonably estimated.

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

On June 16, 2005, PEPL experienced a release of liquid hydrocarbons near Pleasant Hill, Illinois. The U.S. EPA took the lead role in overseeing the subsequent cleanup activities, which have been completed.  PEPL has resolved claims of affected boat owners and the marina operator.  PEPL received a violation notice from the Illinois Environmental Protection Agency (IEPA) alleging that PEPL was in apparent violation of several sections of the Illinois Environmental Protection Act by allowing the release. The violation notice did not propose a penalty.  Responses to the violation notice were submitted and the responses were discussed with the agency. In December 2005, the IEPA notified PEPL that the matter might be considered for referral to the Office of the Attorney General, the State’s Attorney or the U.S. EPA for formal enforcement action and the imposition of penalties.  There has been no contact from the IEPA on this matter other than two requests for information to which the Company responded in January 2007 and April 2008.  The Company believes the outcome of this matter will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

The Kansas Department of Health and Environment (KDHE) has established certain contingency measures as part of the agency’s ozone maintenance plan for the Kansas City area.  These measures will be triggered if there are any new elevated ozone readings in the Kansas City area.  One of the NOx emission sources that will be impacted is the PEPL Louisburg compressor station.  In addition, the U.S. EPA has revised the ozone standard and the Kansas City area will likely be designated as a non-attainment area under the new and stricter standard.  A meeting has been scheduled with KDHE on August 14, 2008 to discuss issues associated with reducing emissions at the Louisburg compressor station.  In the event KDHE requires emission reductions, it is estimated that approximately $14 million in capital expenditures will be required.

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

Air Quality Control. On June 16, 2006, SUGS, as the facility operator and holder of a 50 percent interest in the Grey Ranch facility, submitted information to the Texas Commission on Environmental Quality (TCEQ) in connection with a request to permit its Grey Ranch, Texas facility to continue its current level of emissions.  The State of Texas required all previously grandfathered emission sources to obtain permits or shut down by March 1, 2008.  By letter dated September 5, 2007, the TCEQ issued a permit extending current emission levels to March 1, 2009.  At the conclusion of the extension period, SUGS must implement an emission control strategy that achieves specific maximum allowable emissions rates.  It is anticipated that the Company will not bear any of the costs associated with the emission controls.  Roc Gas Company, or one of its affiliates, which holds the other 50 percent leasehold interest in the site (and owns the site), will bear all the costs necessary to construct the piping and modify its nearby compression facilities in order to take possession of the emissions, which are primarily CO2, for off-site commercial uses.

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

North Attleborough MGP Site in Massachusetts.  In November 2003, the Massachusetts Department of Environmental Protection (MADEP) issued a Notice of Responsibility to New England Gas Company, acknowledging receipt of prior notifications and investigative reports submitted by New England Gas Company, following the discovery of suspected coal tar material at the site.  Subsequent sampling in the adjacent river channel revealed sediment impacts necessitating the investigation of off-site properties.  The Company, working with the MADEP, is in the process of performing assessment work at these properties.  In a September 2006 report filed with the MADEP, the Company proposed a remedy for the upland portion of the site by means of an engineered barrier, construction of which is anticipated to begin before the end of the summer of 2008.  Assessment activities continue both on- and off-site to define the nature and extent of the impacts.  It is estimated that the Company will spend approximately $7.9 million over the next several years to complete the investigation and remediation activities at this site, as well as maintain the engineered barrier.  As New England Gas Company is allowed to recover environmental remediation expenditures through rates associated with its Massachusetts operations, the estimated costs associated with this site have been included in Regulatory assets in the Condensed Consolidated Balance Sheet.

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

Bay Street, Tiverton, Rhode Island Site. On March 17, 2003, the Rhode Island Department of Environmental Management (RIDEM) sent the Company’s New England Gas Company division a letter of responsibility pertaining to soils allegedly impacted by historic MGP residuals in a residential neighborhood in Tiverton, Rhode Island. Without admitting responsibility or accepting liability, New England Gas Company began assessment work in June 2003 and has continued to perform assessment field work since that time. On September 19, 2006, RIDEM filed an Amended Notice of Violation seeking an administrative penalty of $1,000/day, which as of the date of RIDEM’s filing totaled $258,000 and continues to accrue.  In June 2007, the Rhode Island Legislature considered, but failed to adopt, legislation that would have increased the maximum administrative penalty under a Notice of Violation to $50,000/day on a prospective basis.  Similar legislation was considered in June 2008 that would have increased the maximum administrative penalty under a Notice of Violation to $25,000/day on a prospective basis.  That proposed legislation was not adopted.  On April 19, 2007, the Company filed a complaint, and an accompanying preliminary injunction motion, against RIDEM in Rhode Island Superior Court, seeking, among other things, a declaratory judgment that RIDEM's Amended Notice of Violation is premised on an unlawful application of RIDEM's regulations and that RIDEM's pending administrative proceeding against the Company is invalid.  On July 13, 2007, the Superior Court dismissed the Company’s suit, finding that RIDEM’s Administrative Adjudication Division (AAD) has original jurisdiction to determine “responsible party” status and finding premature the Company’s challenge to RIDEM’s unlawful application of its own regulations because the Company did not first seek a ruling on that issue from RIDEM’s AAD.  The Company has appealed from part of the Superior Court’s ruling, and has also filed a motion for summary judgment in the AAD proceeding seeking dismissal thereof based on RIDEM’s unlawful application of its own regulations.  Briefing on the summary judgment motion is now complete.  The Hearing Officer in the AAD proceeding has not yet issued a ruling on that motion.  In consideration of the ongoing settlement discussions described below, the RIDEM administrative proceeding has been stayed.  The Company will continue to vigorously defend itself in the AAD proceeding.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During 2005, four lawsuits were filed against New England Gas Company in Rhode Island regarding the Tiverton neighborhood.  These lawsuits were consolidated for trial.  The plaintiffs seek to recover damages for the diminution in value of their property, lost use and enjoyment of their property and emotional distress in an unspecified amount. The Company removed the lawsuits to federal court and filed motions to dismiss.  On November 3, 2006, the Court dismissed plaintiffs’ claims relating to gross negligence, private nuisance, infliction of emotional distress and violation of the Rhode Island Hazardous Waste Management Act.  The Court denied the Company’s motion to dismiss as to claims relating to negligence, strict liability and public nuisance, as well as plaintiffs’ request for punitive damages.  In September and October 2007, the court granted the Company’s motion to serve third-party complaints on a total of nine PRPs.  Among the PRPs the Company impleaded is the Town of Tiverton, which asserted a counterclaim against the Company under the Comprehensive Environmental Response, Compensation, and Liability Act.  On January 30, 2008, the Court denied the Company's motion for partial judgment on the pleadings seeking dismissal of plaintiffs' claims for remediation, finding, contrary to the Company's contention, that RIDEM does not have exclusive jurisdiction to determine the responsibility for and extent of remediation of plaintiffs' properties.  On February 13, 2008, the Court entered a "Trial Order" superseding several prior orders, and directing that (1) on or about April 24, 2008, the Court will conduct a "Phase I" trial on claims asserted by plaintiffs and by Tiverton against the Company; (2)  the Phase I trial will be bifurcated into a liability stage, and, if necessary, a damages stage, with both stages to be tried before the same jury; (3) the discovery cutoff date for the Phase I trial is extended from February 29 to March 21, 2008; (4) if necessary, a “Phase II” trial shall address the Company's third-party claims against the PRPs it has impleaded; and (5) the parties to the Phase II trial shall have 120 days after the Phase I trial to conduct discovery related thereto.  The Court subsequently ruled that Tiverton’s claims against the Company will be tried in the Phase II trial.  The Company filed a motion seeking extension of the discovery and trial date, which was denied in material part.  The Phase I trial, which was scheduled to commence on April 28, 2008, was adjourned without date by the Court in consideration of the progress of settlement discussions between the Company and the plaintiffs.  While the parties have tentatively agreed on a settlement framework, no definitive settlement has been reached, and talks are ongoing.  The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Mercury Release.  In October 2004, New England Gas Company discovered that one of its facilities had been broken into and that mercury had been released both inside a building and in the immediate vicinity, including a parking lot in a neighborhood several blocks away. Mercury from the parking lot was apparently tracked into nearby apartment units, as well as other buildings. Cleanup was completed at the property and nearby apartment units. The vandals who broke into the facility were arrested and convicted. On October 16, 2007, the U.S. Attorney in Rhode Island filed a three-count indictment against the Company in the U.S. District Court for the District of Rhode Island alleging violation of permitting requirements under the federal Resource Conservation and Recovery Act (RCRA) and notification requirements under the federal Emergency Planning and Community Right to Know Act relating to the 2004 incident.  The Company entered a not guilty plea on October 29, 2007 and will vigorously defend itself in such action.  On January 17, 2008, the Court granted the Company’s motion to extend the deadline for completion of discovery to March 13, 2008, and to extend the deadline for the filing of certain motions to April 8, 2008.  In March 2008, the Judge presiding in the case recused himself and the case was reassigned.  The Company filed a motion to dismiss the two RCRA counts of the indictment (Counts I and III).  On August 5, 2008, the Court denied the motion to dismiss.  The Court has set a trial date of September 22, 2008.  The Company believes the outcome of this matter will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

GP II Energy Litigation.  On October 23, 2006, landowners filed suit against the Company in the 109th District Court of Winkler County, Texas.  Plaintiffs are seeking money damages, equitable relief and punitive damages alleging continuing pollution to underground aquifers underlying the plaintiffs’ approximately 16,000 acre property. SUGS operated the Halley Plant, a hydrocarbon processing facility, which is located on a limited portion of the plaintiff landowners’ ranch pursuant to a lease.  On February 15, 2008, the Company learned that plaintiffs significantly revised their claims to include approximately $40 million in economic damages and approximately $85 million in punitive damages.  On March 31, 2008, plaintiffs filed a third amended petition revising their claims to include approximately $96 million in economic damages and approximately $193 million in punitive damages.  The trial date is set for September 9, 2008.  The Company will continue to vigorously defend the suit.  The Company does not believe the outcome of this case will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Other Commitments and Contingencies.

Hurricane Damage.  Late in the third quarter of 2005, Hurricanes Katrina and Rita came ashore along the Upper Gulf Coast.  These hurricanes caused damage to property and equipment owned by Sea Robin Pipeline Company, LLC (Sea Robin), Trunkline, and Trunkline LNG Company, LLC (Trunkline LNG).  As of June 30, 2008, the Company has incurred $35 million of capital expenditures related to the hurricanes, primarily for replacement or abandonment of damaged property and equipment at Sea Robin and construction project delays at the Trunkline LNG terminal.

The Company anticipates reimbursement from its property insurance carriers for a significant portion of damages from the hurricanes in excess of its $5 million deductible.  Such reimbursement is currently estimated by the Company’s property insurance carrier ultimately to be limited to 63 percent of the portion of the claimed damages accepted by the insurance carrier, but the amount is subject to the level of total ultimate claims from all insureds relative to the carrier’s $1 billion total limit on payout per event that was in effect during 2005.  The Company’s property insurance carrier’s $1 billion total limit on payout per event was reduced for subsequent years to $750 million.  As of June 30, 2008, the Company has received payments of $7.6 million from its insurance carriers.  Approximately $2 million of receivables due from the insurance carriers have been recorded related to the hurricane claims as of June 30, 2008.

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

SUGS, which comprises the Gathering and Processing segment, is primarily engaged in connecting wells of natural gas producers to its gathering system, treating natural gas to remove impurities to meet pipeline quality specifications, processing natural gas for the removal of natural gas liquids (NGLs), and redelivering natural gas and NGLs to a variety of markets.  Its operations are conducted in Texas and New Mexico.

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

The Company evaluates operational and financial segment performance based on several factors, of which the primary financial measure is earnings before interest and taxes (EBIT), which is a non-GAAP measure.  The Company defines EBIT as Net earnings available for common stockholders, adjusted for the following:

•	items that do not impact net earnings, such as extraordinary items, discontinued operations and the impact of changes in accounting principles;
•	income taxes;
•	interest;
•	dividends on preferred stock; and
•	loss on extinguishment of preferred stock.

EBIT may not be comparable to measures used by other companies and should be considered in conjunction with net earnings and other performance measures such as operating income or net cash flows provided by operating activities.

Sales of products or services between segments are billed at regulated rates or at market rates, as applicable.  There were no material intersegment revenues during the three- and six-month periods ended June 30, 2008 and 2007.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth certain selected financial information for the Company’s segments for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Segment Data	2008	2007	2008	2007
	(In thousands)
Revenues from external customers:
Transportation and Storage	$168,333	$161,706	$355,384	$330,736
Gathering and Processing	440,323	305,874	855,985	601,929
Distribution	122,922	119,514	471,557	433,771
Total segment operating revenues	731,578	587,094	1,682,926	1,366,436
Corporate and other	1,477	955	2,827	1,845
Total consolidated revenues from external
customers	$733,055	$588,049	$1,685,753	$1,368,281

Depreciation and amortization expense:
Transportation and Storage	$25,691	$21,062	$50,752	$41,771
Gathering and Processing	15,346	14,549	30,816	29,136
Distribution	7,722	7,395	15,294	15,013
Total segment depreciation and amortization	48,759	43,006	96,862	85,920
Corporate and other	562	660	1,082	1,210
Total depreciation and amortization expense	$49,321	$43,666	$97,944	$87,130

Segment performance:
Transportation and Storage EBIT	$94,313	$95,559	$203,694	$210,777
Gathering and Processing EBIT	12,134	12,604	40,690	21,486
Distribution EBIT	2,819	6,444	33,120	39,989
Total segment EBIT	109,266	114,607	277,504	272,252
Corporate and other	2,829	2,537	5,213	5,669
Interest expense	50,603	51,146	101,304	103,331
Federal and state income tax expense	18,582	15,023	55,595	44,894
Net earnings	42,910	50,975	125,818	129,696
Preferred stock dividends	3,436	4,341	7,777	8,682
Loss on extinguishment of preferred stock	1,995	-	1,995	-
Net earnings available for common stockholders	$37,479	$46,634	$116,046	$121,014

Expenditures for long-lived assets:
Transportation and Storage	$90,663	$150,491	$272,829	$197,299
Gathering and Processing	15,310	11,461	32,779	23,817
Distribution	11,004	11,625	16,708	18,739
Total segment expenditures for
long-lived assets	116,977	173,577	322,316	239,855
Corporate and other	536	919	1,756	1,553
Total consolidated expenditures for
long-lived assets (1)	$117,513	$174,496	$324,072	$241,408
_______________________
(1)  Includes net capital accruals totaling $(5.5) million and $(39.2) million for the three-month periods ended June 30, 2008 and 2007, respectively.
       Includes net capital accruals totaling $16.3 million and $(36.1) million for the six-month periods ended June 30, 2008 and 2007, respectively.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	June 30,	December 31,
Segment Data	2008	2007
	(In thousands)
Total assets:
Transportation and Storage	$4,980,087	$ 4,550,822
Gathering and Processing	1,751,683	1,709,901
Distribution	1,229,267	1,020,460
Total segment assets	7,961,037	7,281,183
Corporate and other	148,915	116,730
Total consolidated assets	$8,109,952	$ 7,397,913

12. Fair Value Measurement

Adoption of Statement No. 157.

Effective January 1, 2008, the Company partially adopted Statement No. 157, which provides a framework for measuring fair value (see Note 2 – New Accounting Principles).  As defined in Statement No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to any applicable valuation techniques.  These inputs can be readily observable, market corroborated, or generally unobservable.  The Company endeavors to utilize the best available information, including valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  Statement No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value as follows:

•	Level 1 – Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•
Level 2 – Observable inputs such as: (i) quoted prices for similar assets or liabilities in active markets; (ii) quoted prices for identical or similar assets or liabilities in markets that are not active; or (iii) valuations based on pricing models where significant inputs (e.g., interest rates, yield curves, etc.) are observable for the assets or liabilities, are derived principally from observable market data, or can be corroborated by observable market data, for substantially the full term of the assets or liabilities; and

•
Level 3 – Unobservable inputs, including valuations based on pricing models where significant inputs are not observable and not corroborated by market data.  Unobservable inputs are used to the extent that observable inputs are not available and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the assets or liabilities.  Unobservable inputs are based on the best information available in the circumstances, which might include the Company’s own data.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of these assets and liabilities and their placement within the fair value hierarchy.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at June 30, 2008.

	Fair Value	Fair Value Measurements at June 30, 2008
	as of	Using Fair Value Hierarchy
	June 30, 2008	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Commodity derivatives	$57,279	$-	$56,624	$655
Long-term investments	1,023	1,023	-	-
Total	$58,302	$1,023	$56,624	$655

Liabilities:
Commodity derivatives	$50,305	$-	$-	$50,305
Interest-rate derivatives	15,664	-	-	15,664
Total	$65,969	$-	$-	$65,969

The Company’s Level 3 instruments include commodity derivative instruments, such as natural gas and fractionation processing spread swaps, and interest-rate swap derivatives for which the Company does not have sufficient corroborative market evidence to support classifying the asset or liability as Level 2, due to the limited market data available in the form of binding broker quotes or quoted prices for similar assets or liabilities in various markets.  The financial assets and liabilities that the Company has categorized in Level 3 may later be reclassified to Level 2 when the Company is able to obtain additional observable market data to corroborate non-binding broker quotes or third-party pricing service inputs to models used to measure the fair value of these assets and liabilities.  The Company’s Level 2 instruments include natural gas swap derivatives that are valued based on pricing models where significant inputs are observable.  The Company’s Level 1 instruments consist of trading securities, related to a non-qualified deferred compensation plan, that are valued based on active market quotes.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present a reconciliation of the change in the Company’s financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated.

	Level 3 Financial Assets and Liabilities Three Months Ended June 30, 2008
	Assets	Liabilities
	Commodity	Commodity	Interest-rate
	Derivatives	Derivatives	Derivatives
	(In thousands)

Beginning balance	$1,022	$4,393	$33,570
Total gains or losses (realized and unrealized):
Included in operating revenues (1)	360	28,324	-
Included in other comprehensive income	-	26,810	(15,400)
Purchases and settlements, net	(727)	(9,222)	(2,506)
Ending balance	$655	$50,305	$15,664

	Level 3 Financial Assets and Liabilities Six Months Ended June 30, 2008
	Assets	Liabilities
	Commodity	Commodity	Interest-rate
	Derivatives	Derivatives	Derivatives
	(In thousands)

Beginning balance	$1,320	$(5,404)	$17,121
Total gains or losses (realized and unrealized):
Included in operating revenues (2)	1,333	25,540	-
Included in other comprehensive income	-	39,541	1,049
Purchases and settlements, net	(1,998)	(9,372)	(2,506)
Ending balance	$655	$50,305	$15,664

(1)
The amount included in operating revenues for the three months ended June 30, 2008 that is attributable to the change in unrealized gains or losses relating to commodity derivative assets and commodity derivative liabilities held at June 30, 2008 was a $367,000 loss and $22 million loss, respectively.

(2)
The amount included in operating revenues for the six months ended June 30, 2008 that is attributable to the change in unrealized gains or losses relating to commodity derivative assets and commodity derivative liabilities held at June 30, 2008 was a $664,000 loss and $18.8 million loss, respectively.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Gathering and Processing Segment Derivative Financial Instruments. The following table summarizes SUGS' principal commodity derivative instruments as of June 30, 2008 (all instruments are settled monthly), which were developed based upon operating conditions and resulting expected equity NGLs sales volumes.

				Volumes (MMBtu/d)
Instrument Type	Index	Hedge Type	Average Price (per MMBtu)	2008	2009	Fair Value Asset (Liability)
						(In thousands)
Natural Gas
Swap	IF - Waha	Accounting	$ 8.01	5,525	-	$ (4,331)
Swap	IF - El Paso Permian	Accounting	8.01	4,475	-	(3,508)
Swap	Gas Daily - Waha	Accounting	8.42	11,050	-	(7,358)
Swap	Gas Daily - Waha	Accounting	9.49	-	11,050	(7,674)
Swap	Gas Daily - El Paso Permian	Accounting	8.42	8,950	-	(5,960)
Swap	Gas Daily - El Paso Permian	Accounting	9.49	-	8,950	(6,216)
			Total Swaps	30,000	20,000	$ (35,047)

Processing Spread
Put	IF - Waha	Economic	$ 8.15	6,119	-	$ 1,029
Put	IF - El Paso Permian	Economic	8.15	4,956	-	833
			Total Puts	11,075	-	$ 1,862

Swap	Gas Daily - Waha	Economic	$ 6.85	15,981	-	$ (5,939)
Swap	Gas Daily - Waha	Economic	6.91	-	11,050	(3,508)
Swap	Gas Daily - El Paso Permian	Economic	6.85	12,944	-	(4,810)
Swap	Gas Daily - El Paso Permian	Economic	6.91	-	8,950	(2,842)
			Total Swaps	28,925	20,000	$ (17,099)

In July 2008, the Company entered into additional fractionation processing spread swap arrangements that effectively established a weighted average fixed price of $8.37 for 10,000 MMBtu/d of expected NGLs sales volumes for the period January 1, 2009 to December 31, 2009.  These fractionation spread swap derivative instruments do not qualify for hedge accounting treatment under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement No. 133) and, accordingly, changes in fair value of the instruments will be recorded directly in earnings.

There were no up-front costs associated with the derivative instruments entered into in 2008.

13. Regulation and Rates

The Company has commenced construction of an enhancement at its Trunkline LNG terminal.  This infrastructure enhancement project, which was originally expected to cost approximately $250 million, plus capitalized interest, will increase send out flexibility at the terminal and lower fuel costs.  Recent cost projections indicate the construction costs will likely be approximately $365 million, plus capitalized interest.  The revised costs reflect increases in the quantities and cost of materials required, higher contract labor costs and an allowance for additional contingency funds, if needed.  The negotiated rate with the project’s customer, BG LNG Services, will be adjusted based on final capital costs pursuant to a contract-based formula.  The project is currently expected to be in operation in the second quarter of 2009.  In addition, Trunkline LNG and BG LNG Services have agreed to extend the existing terminal and pipeline services agreements to coincide with the infrastructure enhancement project contract, which runs 20 years from the in-service date.  Approximately $276.4 million and $178.3 million of costs are included in the line item Construction work-in-progress at June 30, 2008 and December 31, 2007, respectively.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Sea Robin filed a rate case with FERC in June 2007, requesting an increase in its maximum rates.  Several parties submitted protests to the rate increase filing with FERC.  On July 30, 2007, FERC suspended the effectiveness of the filed rate increase until January 1, 2008.  The filed rates were put into effect on January 1, 2008, subject to refund.  On February 14, 2008, at the request of the participants in the proceeding, the procedural schedule was suspended to facilitate the filing of a settlement.  On April 29, 2008, Sea Robin submitted to FERC a Stipulation and Agreement (Settlement) that would resolve all issues in the proceeding.  The Administrative Law Judge certified the Settlement to FERC on June 3, 2008.  The Settlement is currently pending further FERC action.  Customer refund liability provisions of approximately $2.7 million, including interest, have been recorded as of June 30, 2008.

On July 17, 2008, New England Gas Company made a filing with the Massachusetts Department of Public Utilities seeking to implement an annual base rate increase of approximately $5.6 million.  It is expected that new rates resulting from this filing will not take effect until February 1, 2009.

On July 1, 2008, the Circuit Court of Greene County, Missouri made a docket entry indicating that, following judicial review, it had affirmed the Report and Order issued by the Missouri Public Service Commission (MPSC) resolving Missouri Gas Energy’s general rate increase that went into effect on April 3, 2007.  While that judicial review proceeding, which had been initiated by both Missouri Gas Energy (challenging the adequacy of the overall rate increase awarded) and the Office of the Public Counsel (challenging the design of residential distribution rates that eliminates the impact of weather and conservation for residential margin revenues and related earnings), is subject to further appeal, the Company does not believe the outcome of the judicial review will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

14. Stockholders’ Equity

Dividends.  On July 11, 2008, the Company paid its regular quarterly cash dividend of $0.15 per share on the Company’s common stock.  Dividend payments totaling $18.6 million were paid to holders of record as of June 27, 2008.

On April 11, 2008, the Company paid its regular quarterly cash dividend of $0.15 per share on the Company’s common stock.  Dividend payments totaling $18.6 million were paid to holders of record as of March 28, 2008.

Preferred Stock.  On May 22, 2008, the Company announced that the Finance Committee of its Board of Directors had authorized a program to repurchase a portion of the depositary shares representing ownership of its Preferred Stock.  Repurchases are made at the Company’s discretion in the open market and through privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors.  The Company has the right to redeem all of the Preferred Stock at any time after October 8, 2008.  The Company currently expects, subject to customary approvals and subject to then prevailing market conditions and other factors, to redeem all outstanding depositary shares on or after October 8, 2008, at $25 per depositary share (plus all accrued and unpaid dividends) in accordance with the terms of its certificate of designations.  During the three-month period ended June 30, 2008, the Company paid $48.6 million to repurchase 1,918,837 depository shares representing 191,884 shares of Preferred Stock, resulting in a $2 million loss adjustment charged to Retained earnings which reduced Net earnings available for common stockholders.  In July 2008, the Company paid $46.8 million to repurchase an additional 1,863,119 depository shares representing 186,312 shares of Preferred Stock, which will result in a $1.6 million loss adjustment charged to Retained earnings further reducing Net earnings available for common stockholders.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to the accompanying unaudited interim condensed consolidated financial statements and notes to help provide an understanding of Southern Union’s financial condition, changes in financial condition and results of operations.  The following section includes an overview of the Company’s business as well as recent developments that management of the Company believes are important in understanding its results of operations, and to anticipate future trends in those operations.  Subsequent sections include an analysis of the Company’s results of operations on a consolidated basis and on a segment basis for each reportable segment, and information relating to the Company’s liquidity and capital resources, quantitative and qualitative disclosures about market risk and other matters.

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

RESULTS OF OPERATIONS

Overview

The Company evaluates operational and financial segment performance using several factors, of which the primary financial measure is EBIT, which is a non-GAAP measure.  The Company defines EBIT as Net earnings available for common stockholders, adjusted for the following:

•	items that do not impact net earnings, such as extraordinary items, discontinued operations and the impact of changes in accounting principles;
•	income taxes;
•	interest;
•	dividends on preferred stock; and
•	loss on extinguishment of preferred stock.

EBIT may not be comparable to measures used by other companies and should be considered in conjunction with net earnings and other performance measures such as operating income or net cash flows provided by operating activities.

The following table provides a reconciliation of EBIT (by segment) to Net earnings available for common stockholders.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
EBIT:
Transportation and storage segment	$94,313	$95,559	$203,694	$210,777
Gathering and processing segment	12,134	12,604	40,690	21,486
Distribution segment	2,819	6,444	33,120	39,989
Corporate and other	2,829	2,537	5,213	5,669
Total EBIT	112,095	117,144	282,717	277,921
Interest	50,603	51,146	101,304	103,331
Earnings before income taxes	61,492	65,998	181,413	174,590
Federal and state income tax expense	18,582	15,023	55,595	44,894
Net earnings	42,910	50,975	125,818	129,696
Preferred stock dividends	3,436	4,341	7,777	8,682
Loss on extinguishment of preferred stock	1,995	-	1,995	-

Net earnings available for common stockholders	$37,479	$46,634	$116,046	$121,014

Three-month period ended June 30, 2008 versus the three-month period ended June 30, 2007.  The Company’s $9.2 million decrease in Net earnings available for common stockholders in the three-month period ended June 30, 2008 versus the same period in 2007 was primarily due to:

•
Higher income tax expense of $3.6 million primarily due to the EITR of 30 percent in the 2008 period versus 23 percent in the 2007 period resulting from the decrease in the tax benefit associated with the decrease in the dividends received deduction as a result of lower estimated dividends from the Company’s unconsolidated investment in Citrus;

•	Lower EBIT contributions of $3.6 million from the Distribution segment primarily due to higher operating expenses; and
•
Lower EBIT contributions of $1.2 million from the Transportation and Storage segment due to lower equity earnings of $4.6 million primarily resulting from nonrecurring gains in the 2007 period resulting from the sale of bankruptcy-related receivables and from the settlement of litigation, partially offset by higher EBIT contributions of $3.4 million in 2008 from Panhandle.

 Six-month period ended June 30, 2008 versus the six-month period ended June 30, 2007.  The Company’s $5 million decrease in Net earnings available for common stockholders in the six-month period ended June 30, 2008 versus the same period in 2007 was primarily due to:

•
Higher income tax expense of $10.8 million primarily due to the EITR of 31 percent in the 2008 period versus 26 percent in the 2007 period resulting from the decrease in the tax benefit associated with the decrease in the dividends received deduction as a result of lower estimated dividends from the Company’s unconsolidated investment in Citrus;

•
Lower EBIT contributions of $7.1 million from the Transportation and Storage segment primarily due to lower equity earnings of $18.7 million primarily resulting from nonrecurring gains in the 2007 period resulting from the sale of bankruptcy-related receivables and from the settlement of litigation, partially offset by higher EBIT contributions of $11.6 million in 2008 from Panhandle; and

•	Lower EBIT contributions of $6.9 million from the Distribution segment primarily due to higher operating expenses; and
•
Higher EBIT contributions of $19.2 million from the Gathering and Processing segment primarily due to higher market-driven NGLs volumes sold and higher realized average natural gas and NGLs prices in 2008 and lower fuel, flare and unaccounted for natural gas volumes in the 2008 period versus the 2007 period, partially offset by the impact of $17.7 million of higher net unrealized hedging losses in the 2008 period versus the 2007 period.

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

The following table presents the results of operations applicable to the Company’s Transportation and Storage segment for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Transportation and Storage Segment	2008	2007	2008	2007
	(In thousands)

Operating revenues	$168,333	$161,706	$355,384	$330,736

Operating expenses	62,661	64,409	123,353	120,689
Depreciation and amortization	25,691	21,062	50,752	41,771
Taxes other than on income
and revenues	7,544	7,293	16,193	15,088
Total operating income	72,437	68,942	165,086	153,188
Earnings from unconsolidated
investments	21,572	26,138	37,814	56,522
Other income, net	304	479	794	1,067
EBIT	$94,313	$95,559	$203,694	$210,777

Operating information:
Panhandle natural gas volumes transported
(in trillion British thermal units (TBtu))	328	404	729	775
Florida Gas natural gas volumes transported (TBtu) (1)	211	178	384	338
________________
(1)	Represents 100 percent of Florida Gas natural gas volume transports versus the Company’s effective equity ownership interest of 50 percent.

Three-month period ended June 30, 2008 versus the three-month period ended June 30, 2007.  The $1.2 million EBIT reduction in the three-month period ended June 30, 2008 versus the same period in 2007 was primarily due to lower 2008 equity earnings of $4.6 million offset by a higher 2008 EBIT contribution from Panhandle totaling $3.4 million.

Equity earnings, primarily attributable to the Company’s unconsolidated investment in Citrus, were lower by $4.6 million in 2008 versus 2007 primarily due to a $33.6 million nonrecurring gain recorded in the 2007 period related to the sale of bankruptcy-related receivable claims Citrus had filed against Enron Corp. and a $1 million nonrecurring gain recorded in the 2007 period related to the settlement of litigation.

Panhandle’s $3.4 million EBIT improvement was primarily due to the following items:

•	Higher operating revenues of $6.6 million primarily related to the following items:
o
Higher transportation reservation revenues of $11.4 million primarily due to the phased completion of the Trunkline Field Zone Expansion project during the December 2007 to February 2008 period, reduced discounting resulting in higher average rates realized on contracts driven by higher customer demand and utilization of contract capacity;

o
Higher commodity revenues of $1.1 million primarily due to a rate increase on Sea Robin and higher utilization on the Sea Robin system, net of related customer liability refund provisions, partially offset by lower parking revenues;

o	Higher storage revenues of $1.5 million due to increased contracted capacity; and
o	A $6.3 million decrease in LNG terminalling revenue due to lower volumes from decreased LNG cargoes during 2008.
•	Lower operating expenses of $1.7 million primarily attributable to:
o	A $6.1 million decrease in LNG power costs resulting from decreased cargoes during 2008;
o	A $3.3 million decrease in fuel tracker costs primarily due to a net over-recovery in 2008;
o	A $2 million increase in contract storage costs resulting from an increase in leased capacity;
o	A $2.3 million increase in outside services costs related to field operations primarily attributable to hydrostatic testing and other pipeline system operating and maintenance costs;
o	A $1.9 million increase in benefits primarily due to higher medical costs and defined contribution savings plan expenses; and
o	A $500,000 increase in insurance primarily due to higher property premiums.
•
Increased depreciation and amortization expense of $4.6 million due to a $577.7 million increase in property, plant and equipment placed in service after June 30, 2007.  Depreciation and amortization expense is expected to continue to increase primarily due to higher capital spending, including the LNG terminal infrastructure enhancement and compression modernization construction projects and other capital expenditures.

Six-month period ended June 30, 2008 versus the six-month period ended June 30, 2007.  The $7.1 million EBIT reduction in the six-month period ended June 30, 2008 versus the same period in 2007 was primarily due to lower 2008 equity earnings of $18.7 million offset by a higher 2008 EBIT contribution from Panhandle totaling $11.6 million.

Equity earnings, primarily attributable to the Company’s unconsolidated investment in Citrus, were lower by $18.7 million in 2008 versus 2007 primarily due to a $3.6 million nonrecurring gain recorded in the 2007 period related to the sale of bankruptcy-related receivable claims Citrus had filed against Enron Corp. and a $15.1 million nonrecurring gain recorded in the 2007 period related to the settlement of litigation.

Panhandle’s $11.6 million EBIT improvement was primarily due to the following items:

•	Higher operating revenues of $24.6 million primarily related to the following items:
o
Higher transportation reservation revenues of $23.2 million primarily due to the phased completion of the Trunkline Field Zone Expansion project during the period December 2007 to February 2008, reduced discounting resulting in higher average rates realized on contracts driven by higher customer demand, and utilization of contract capacity and approximately $1.2 million of additional revenues attributable to the extra day in the 2008 leap year;

o
Higher commodity revenues of $6.9 million primarily due to a rate increase on Sea Robin and higher utilization on the Sea Robin system, net of related customer liability refund provisions and higher parking revenues;

o	Higher storage revenues of $3.7 million due to increased contracted capacity; and
o	An $8.3 million decrease in LNG terminalling revenue due to lower volumes from decreased LNG cargoes during 2008.
•	Higher operating expenses of $2.7 million primarily attributable to:
o	A $5.8 million increase in contract storage costs resulting from an increase in leased capacity;
o	A $2.9 million increase in outside services costs related to field operations primarily attributable to hydrostatic testing and other pipeline system operating and maintenance costs;
o	A $2.8 million increase in benefits primarily due to higher medical costs and defined contribution savings plan expenses;
o	A $2.5 million increase in insurance costs primarily due to higher property premiums;
o	A $1 million increase in salaries primarily due to merit increases;
o	An $8.4 million decrease in LNG power costs resulting from decreased cargoes during 2008; and
o	A $4.4 million decrease in fuel tracker costs primarily due to a net over-recovery in 2008.
•
Increased depreciation and amortization expense of $9 million due to a $577.7 million increase in property, plant and equipment placed in service after June 30, 2007.  Depreciation and amortization expense is expected to continue to increase primarily due to higher capital spending, including the LNG terminal infrastructure enhancement and compression modernization construction projects and other capital expenditures.

Gathering and Processing Segment.  The Gathering and Processing segment is primarily engaged in connecting wells of natural gas producers to its gathering system, treating natural gas to remove impurities to meet pipeline quality specifications, processing natural gas for the removal of NGLs, and redelivering natural gas and NGLs to a variety of markets.

The following table presents the results of operations applicable to the Company’s Gathering and Processing segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Gathering and Processing Segment	2008	2007	2008	2007
	(In thousands)

Operating revenues, excluding impact of
commodity derivative instruments	$472,423	$305,890	$884,219	$604,094
Commodity derivative amount realized	(9,849)	17	(9,108)	(769)
Commodity derivative amount unrealized	(22,251)	(33)	(19,126)	(1,396)
Operating revenues	440,323	305,874	855,985	601,929
Cost of gas and other energy	(390,339)	(259,136)	(738,539)	(512,965)
Gross margin (1)	49,984	46,738	117,446	88,964
Operating expenses	20,189	20,855	43,138	38,523
Depreciation and amortization	15,346	14,549	30,816	29,136
Taxes other than on income and revenues	1,718	739	2,519	1,479
Total operating income	12,731	10,595	40,973	19,826
Earnings from unconsolidated investments	(584)	158	(266)	684
Other expense, net	(13)	1,851	(17)	976
EBIT	$12,134	$12,604	$40,690	$21,486

Operating information:
Volumes
Avg natural gas processed (MMBtu/d)	433,568	420,324	420,825	430,565
Avg NGLs produced (gallons/d)	1,428,903	1,328,405	1,382,468	1,343,643
Avg natural gas wellhead (MMBtu/d)	624,259	646,246	623,704	618,377
Natural gas sales (MMBtu)	23,666,144	26,134,412	47,825,389	55,791,017
NGLs sales (gallons) (2)	145,598,927	116,362,755	300,259,328	231,899,115

Average Pricing
Realized natural gas ($/MMBtu) (3)	$9.86	$6.81	$8.81	$6.56
Realized NGLs ($/gallon) (3)	1.62	1.06	1.51	0.97
Natural Gas Daily WAHA ($/MMBtu)	10.10	7.00	9.05	6.73
Natural Gas Daily El Paso ($/MMBtu)	9.90	6.72	8.91	6.58
Estimated plant processing spread ($/gallon)	0.70	0.43	0.69	0.36
________________
(1)	Gross margin consists of Operating revenues less Cost of gas and other energy. The Company believes that this measurement is more meaningful for understanding and analyzing the Gathering and Processing segment’s operating results for the periods presented because commodity costs are a significant factor in the determination of the segment’s revenues.
(2)	In addition to volumes processed by SUGS, includes volumes sold under various buy-sell arrangements.
(3)	Excludes impact of realized and unrealized commodity derivative gains and losses detailed in the above EBIT presentation.

Three-month period ended June 30, 2008 versus the three-month period ended June 30, 2007.  The $500,000 EBIT reduction in the three-month period ended June 30, 2008 versus the same period in 2007 was primarily due to the following items:

•	Higher gross margin of $3.2 million primarily as the result of:
o
Higher market-driven NGLs volumes sold in 2008 and higher realized average natural gas and NGLs prices (unadjusted for the impact of realized and unrealized commodity derivative gains and losses) of $9.86 per MMBtu and $1.62 per gallon in the 2008 period versus $6.81 per MMBtu and $1.06 per gallon in the 2007 period, respectively;

o	Favorable gross margin impact of lower levels of fuel, flare and unaccounted for gas losses in the 2008 period versus the unusually high levels experienced in the 2007 period; and
o
Impact of $32.1 million of net hedging losses in the 2008 period versus the 2007 period.  The Company recorded a $22.3 million net unrealized hedging loss in the 2008 period, $6.4 million of which is related to 2009 expected NGLs sales;

•	Higher depreciation expense of $800,000 primarily attributable to a $63.7 million increase in property, plant and equipment placed in service after June 30, 2007;
•	Impact of a $900,000 reduction in expenses recorded in 2007 related to a sales tax refund received; and
•
Lower equity earnings of $700,000 from the Company’s unconsolidated investment in Grey Ranch, which included the impact of $400,000 of estimated damages resulting from a fire at the Grey Ranch processing plant in June 2008.  The Grey Ranch processing plant is expected to be repaired and placed back in service during the fourth quarter of 2008.

Six-month period ended June 30, 2008 versus the six-month period ended June 30, 2007.  The $19.2 million EBIT improvement in the six-month period ended June 30, 2008 versus the same period in 2007 was primarily due to the following items:

•	Higher gross margin of $28.5 million primarily as the result of:
o
Higher market-driven NGLs volumes sold in 2008 and higher realized average natural gas and NGLs prices (unadjusted for the impact of realized and unrealized commodity derivative gains and losses) of $8.81 per MMBtu and $1.51 per gallon in the 2008 period versus $6.56 per MMBtu and $0.97 per gallon in the 2007 period, respectively;

o	Favorable gross margin impact of lower levels of fuel, flare and unaccounted for gas losses in the 2008 period versus the unusually high levels experienced in the 2007 period; and
o
Impact of $26.1 million of net hedging losses in the 2008 period versus the 2007 period.  The Company recorded a $19.1 million net unrealized hedging loss in the 2008 period, $5.5 million of which is related to 2009 expected NGLs sales;

•	Operating expenses were higher by $4.6 million primarily due to:
o	A $2 million increase in utilities costs primarily due to higher compressor fuel costs and the associated rising cost of natural gas in 2008 versus 2007;
o	A $1.7 million increase in professional and services costs primarily due to competitive forces currently experienced within the midstream energy industry; and
o	A $1.5 million increase in chemical and lubricants costs which generally track with the price of oil and is expected to remain higher in the 2008 period versus the 2007 period.
•	Higher depreciation and amortization expenses of $1.7 million primarily due to a $63.7 million increase in property, plant and equipment placed in service after June 30, 2007; and
•
Lower equity earnings of $1 million from the Company’s unconsolidated investment in Grey Ranch, which included the impact of $400,000 of estimated damages resulting from a fire at the Grey Ranch processing plant in June 2008.  The Grey Ranch processing plant is expected to be repaired and placed back in service during the fourth quarter of 2008.

Distribution Segment.  The Distribution segment is primarily engaged in the local distribution of natural gas in Missouri and Massachusetts through its Missouri Gas Energy and New England Gas Company divisions, respectively.  The Company’s utility operations are regulated as to rates and other matters by the regulatory commissions of the states in which each operates.  The Company’s utility operations have historically been sensitive to weather and seasonal in nature, with a significant percentage of annual operating revenues and EBIT occurring in the traditional winter heating season in the first and fourth calendar quarters.  However, the MPSC approved distribution rates effective April 3, 2007 for Missouri Gas Energy’s residential customers (which comprise approximately 87 percent of its total natural gas sales customers and approximately 66 percent of its gross natural gas sales revenues) that eliminate the impact of weather and conservation for residential margin revenues and related earnings in Missouri.

The following table presents the results of operations applicable to the Company’s Distribution segment for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Distribution Segment	2008	2007	2008	2007
	(In thousands)

Net operating revenues (1)	$48,649	$48,883	$116,760	$116,885

Operating expenses	35,060	31,675	62,121	54,956
Depreciation and amortization	7,722	7,395	15,294	15,013
Taxes other than on income
and revenues	2,655	2,960	5,644	6,123
Total operating income	3,212	6,853	33,701	40,793
Other income (expenses), net	(393)	(409)	(581)	(804)
EBIT	$2,819	$6,444	$33,120	$39,989

Operating Information:
Gas sales volumes (MMcf)	10,468	8,580	43,333	38,107
Gas transported volumes (MMcf)	6,052	5,742	15,686	14,280

Weather – Degree Days: (2)
Missouri Gas Energy service territories	499	419	3,420	2,880
New England Gas Company service territories	777	739	4,057	3,540

________________
(1)	Operating revenues for the Distribution segment are reported net of Cost of gas and other energy and Revenue-related taxes, which are pass-through costs.
(2)	"Degree days" are a measure of the coldness of the weather experienced. A degree day is equivalent to each degree that the daily mean temperature for a day falls below 65 degrees Fahrenheit.

Three-month period ended June 30, 2008 versus the three-month period ended June 30, 2007.  The $3.6 million EBIT reduction in the three-month period ended June 30, 2008 versus the same period in 2007 was primarily due to the net impact of the following incurred operating expenses:

•
Higher environmental remediation costs of $600,000 primarily attributable to site investigation evaluations completed during 2008.  Missouri Gas Energy has requested from the MPSC authority to defer environmental costs in excess of recoveries from insurance carriers or other parties for consideration in a future rate proceeding and expects a ruling on its deferral authority request before the end of 2008;

•	Higher benefit expenses of $500,000 primarily due to increased pension amortization expense resulting from the Missouri Gas Energy rate case that became effective during the second quarter of 2007;
•	Impact of a nonrecurring expense reduction of $700,000 in the 2007 period attributable to insurance reimbursements received related to prior period environmental expenditures; and
•
Higher customer uncollectible accounts of approximately $500,000 primarily resulting from higher natural gas costs billed to customers.  The Company expects uncollectible accounts to continue to increase versus the prior year given the current higher cost of natural gas versus the 2007 period.

Six-month period ended June 30, 2008 versus the six-month period ended June 30, 2007.  The $6.9 million EBIT reduction in the six-month period ended June 30, 2008 versus the same period in 2007 was primarily due to the net impact of the following incurred operating expenses:

•
Higher environmental remediation costs of $4.1 million primarily attributable to site investigation evaluations completed during 2008.  Missouri Gas Energy has requested from the MPSC authority to defer environmental costs in excess of recoveries from insurance carriers or other parties for consideration in a future rate proceeding and expects a ruling on its deferral authority request before the end of 2008;

•
Higher benefit expenses of $2.1 million primarily due to increased pension amortization expense resulting from the Missouri Gas Energy rate case that became effective during the second quarter of 2007; and

•
Higher customer uncollectible accounts of approximately $1.2 million primarily resulting from higher natural gas costs billed to customers.  The Company expects uncollectible accounts to continue to increase versus the prior year given the current higher cost of natural gas versus the 2007 period.

Interest Expense

Three-month period ended June 30, 2008 versus the three-month period ended June 30, 2007.  Interest expense was $500,000 lower in the three-month period ended June 30, 2008 versus the same period in 2007 primarily due to:

•	Lower interest expense of $1.6 million primarily due to the impact of the higher level of interest costs capitalized attributable to higher capital expenditures;
•
Lower interest expense of $1.3 million associated with borrowings under the Company’s credit agreements primarily due to lower interest rates and lower average outstanding balances in 2008 compared to 2007;

•
Lower interest expense of $3.8 million primarily due to the effect of lower interest rates on the $465 million term loan agreement that was amended in June 2007 to extend the maturity date to June 2012 at a lower interest rate;

•
Higher interest expense of $5.6 million primarily due to higher outstanding debt balances from the $300 million 6.20% Senior Notes and the $400 million 7.00% Senior Notes issued in October 2007 and June 2008, respectively; and

•
Higher net interest expense of $400,000 associated with the remarketing of the $100 million 4.375% Senior Notes in February 2008, which were replaced with the higher interest rate $100 million 6.089% Senior Notes.

Six-month period ended June 30, 2008 versus the six-month period ended June 30, 2007.  Interest expense was $2 million lower in the six-month period ended June 30, 2008 versus the same period in 2007 primarily due to:

•	Lower interest expense of $4.3 million primarily due to the impact of the higher level of interest costs capitalized attributable to higher capital expenditures;
•
Lower interest expense of $2.2 million associated with borrowings under the Company’s credit agreements primarily due to lower interest rates and lower average outstanding balances in 2008 compared to 2007;

•
Lower interest expense of $6.5 million primarily due to the effect of lower interest rates on the $465 million term loan agreement that was amended in June 2007 to extend the maturity date to June 2012 at a lower interest rate;

•
Higher interest expense of $9.8 million primarily due to higher outstanding debt balances resulting from the $300 million 6.20% Senior Notes issued in October 2007, the $400 million 7.00% Senior Notes issued in June 2008 and the $455 million 2012 Term Loan entered into in March 2007, partially offset by lower interest expense resulting from the repayment of the $200 million 2.75% Senior Notes and the Trunkline LNG Holdings, LLC (LNG Holdings) $255.6 million Term Loan in March 2007; and

•
Higher net interest expense of $600,000 associated with the remarketing of the $100 million 4.375% Senior Notes in February 2008, which were replaced with the higher interest rate $100 million 6.089% Senior Notes.

Federal and State Income Taxes

Three-month period ended June 30, 2008 versus the three-month period ended June 30, 2007. The EITR for the three-month periods ended June 30, 2008 and 2007 was 30 percent and 23 percent, respectively. The increase in the EITR was primarily due to a decrease in the tax benefit associated with the dividends received deduction as a result of lower estimated dividends from the Company’s unconsolidated investment in Citrus.  For the three-month periods ended June 30, 2008 and 2007, the tax benefit of the dividends received deduction was $4.8 million and $8 million, respectively.

Six-month period ended June 30, 2008 versus the six-month period ended June 30, 2007. The EITR for the six-month periods ended June 30, 2008 and 2007 was 31 percent and 26 percent, respectively. The increase in the EITR was primarily due to a decrease in the tax benefit associated with the dividends received deduction as a result of lower estimated dividends from the Company’s unconsolidated investment in Citrus.  For the six-month periods ended June 30, 2008 and 2007, the tax benefit of the dividends received deduction was $13.8 million and $18.7 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Liquidity and Capital Resources information contained herein should be read in conjunction with the related information set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources of the Company’s Form 10-K for the year ended December 31, 2007.

Cash generated from internal operations constitutes the Company’s primary source of liquidity.  The Company’s working capital deficit at June 30, 2008 is $292.2 million.  This includes $425 million of debt maturing in August 2008, which is expected to be funded using cash on hand obtained from the issuance of the 7.00% Senior Notes and draw downs from the Company’s $400 million of revolver credit facilities.  Additional sources of liquidity include use of available credit facilities and may include various equity offerings, project and bank financings and proceeds from asset dispositions.  The availability and terms relating to such liquidity will depend upon various factors and conditions such as the Company’s combined cash flow and earnings, the Company’s resulting capital structure and conditions in the financial markets at the time of such offerings. Acquisitions, which generally require a substantial increase in expenditures, and related financings also affect the Company’s combined results. Future acquisitions or related financings or refinancing may involve the issuance of shares of the Company’s common stock, which could have a dilutive effect on the then-current stockholders of the Company.

Operating Activities

Six-month period ended June 30, 2008 versus the six-month period ended June 30, 2007.  Cash flows provided by operating activities were $347.3 million for the six months ended June 30, 2008 compared with cash flows provided by operating activities of $289.3 million for the same period in 2007.  Cash flows provided by operating activities before changes in operating assets and liabilities for the 2008 period were $312.9 million compared with $278.3 million for the 2007 period.  Changes in operating assets and liabilities provided cash of $34.4 million in 2008 and $11.1 million in 2007, resulting in an increase in cash of $23.3 million in 2008 compared to 2007.  The $23.3 million increase in cash is primarily due to increases in accounts payable balances caused by higher natural gas purchases costs.  This increase in natural gas purchases costs was due to a colder winter season in 2008 versus 2007 and higher natural gas prices.

Investing Activities

Summary

The Company’s business strategy includes making prudent capital expenditures primarily across its base of interstate transmission, storage, gathering, processing and distribution assets and growing the businesses through the selective acquisition of assets in order to position itself favorably in the evolving natural gas markets.

Cash flows used in investing activities in the six-month periods ended June 30, 2008 and 2007 were $345.5 million and $243.2 million, respectively.  The $102.3 million increase in invested cash is primarily due to the $132.6 million of increased capital spending in the Transportation and Storage segment, partially offset by the $49.3 million in working capital adjustment payments made in the 2007 period related to the 2006 sales of certain distribution assets.

The following table presents a summary of additions to property, plant and equipment by segment, including additions related to major projects for the periods presented.

	Six Months Ended
	June 30,
Property, Plant and Equipment Additions	2008	2007
	(In thousands)
Transportation and Storage Segment
LNG Terminal Expansions/Enhancements	$91,192	$48,839
Trunkline Field Zone Expansion	57,926	77,643
East End Enhancement	33,999	8,594
Compression Modernization	40,265	21,420
Other, primarily pipeline integrity, system
reliability, information technology, air
emission compliance	49,447	40,803
Total	272,829	197,299

Gathering and Processing Segment	32,779	23,817

Distribution Segment
Missouri Safety Program	5,159	3,880
Other, primarily system replacement
and expansion	11,549	14,859
Total	16,708	18,739

Corporate and other	1,756	1,553

Total (1)	$324,072	$241,408

_______________
(1)	Includes net capital accruals totaling $16.3 million and $(36.1) million for the six-month periods ended June 30, 2008 and 2007, respectively.

Principal Capital Expenditure Projects.  The Company’s capital expenditure programs through 2008 are expected to be funded primarily by cash flows from operations and from financings more fully described in Part I, Item 1. Financial Statements (Unaudited), Note 7 – Debt Obligations.  During the first quarter of 2008, the Company completed construction of its Trunkline system Field Zone Expansion project for a total estimated cost of approximately $255 million, plus capitalized interest.  The Company’s Trunkline LNG terminal infrastructure enhancement project, with a current estimated construction cost of $365 million, plus capitalized interest, is still expected to be placed into operation in the second quarter of 2009.

Financing Activities

Summary

Cash flows provided by financing activities were $223.8 million for the six-month period ended June 30, 2008 compared with cash used of $51.7 million for the same period in 2007.  The $275.5 million increase in financing cash inflows was primarily due to net debt issuances of $343.1 million in 2008 versus net debt retirements of $23.8 in 2007 and the remarketing of equity units in 2008, partially offset by higher payments on the revolving credit facilities and the extinguishment of Preferred Stock in 2008.

Retirement of Debt Obligations

The Company plans to retire its $425 million of debt maturing in August 2008 using proceeds from the 7.00% Senior Notes issued in June 2008 and from draw downs of its credit facilities.

See Part I, Item 1. Financial Statements (Unaudited), Note 7 – Debt Obligations, for additional information related to issuance of the 7.00% Senior Notes and amendment of the Company’s credit facilities agreements in June 2008.  See Part I, Item 1. Financial Statements (Unaudited), Note 14 – Shareholders’ Equity – Preferred Stock for additional information related to the extinguishment of the Company’s outstanding Preferred Stock.

OTHER MATTERS

Contingencies

See Part I, Item 1.  Financial Statements (Unaudited), Note 10 – Commitments and Contingencies, in this Quarterly Report on Form 10-Q.

Recently Issued Accounting Standards

See Part I, Item 1.  Financial Statements (Unaudited), Note 2 – New Accounting Principles, in this Quarterly Report on Form 10-Q.

Inflation

The Company believes that inflation has caused, and will continue to cause, increases in certain operating expenses, and will continue to require higher capital replacement and construction costs.  In the Transportation and Storage and Distribution segments, the Company continually reviews the adequacy of its rates in relation to the impact of market conditions, the increasing cost of providing services and the inherent regulatory lag experienced in adjusting those rates.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in Item 3 updates, and should be read in conjunction with, related information set forth in Part II, Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, in addition to the unaudited interim condensed consolidated financial statements, accompanying notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in Part I, Items 1 and 2 of this Quarterly Report on Form 10-Q.

The Company had approximately $66 million of fair value liabilities at June 30, 2008 that were measured using significant unobservable inputs (i.e. Statement No. 157 level 3 liabilities).
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

Interest Rate Risk

The Company is subject to the risk of loss associated with movements in market interest rates.  The Company manages this risk through the use of fixed-rate debt, floating-rate debt and interest rate swaps.  Fixed-rate swaps are used to reduce the risk of increased interest costs during periods of rising interest rates.  Floating-rate swaps are used to convert the fixed rates of long-term borrowings into short-term variable rates.  At June 30, 2008, the interest rate on 90 percent of the Company’s long-term debt was fixed after considering the impact of interest rate swaps.

At June 30, 2008, $15.7 million is included in Deferred credits in the unaudited interim Condensed Consolidated Balance Sheet related to the fixed-rate interest rate swaps on the $455 million Term Loan due 2012.

At June 30, 2008, a 100 basis point move in the annual interest rate on all outstanding floating-rate long-term debt would increase the Company’s interest payments by approximately $300,000 for each month during which such increase continued.  If interest rates changed significantly, the Company would take actions to manage its exposure to the change.

The Company also enters into treasury rate locks to manage its exposure against changes in future interest payments attributable to changes in the US treasury rates.  By entering into these agreements, the Company locks in an agreed upon interest rate until the settlement of the contract.  The Company accounts for the treasury rate locks as cash flow hedges.  The treasury locks were settled in February and June 2008.

The change in exposure to loss in earnings and cash flows related to interest rate risk for the three-month period ended June 30, 2008 is not material to the Company.

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

The Company realizes NGLs and/or natural gas volumes from the contractual arrangements associated with the gas processing services it provides.  The Company utilizes various economic hedge techniques to manage its price exposure of Company owned volumes, including processing spread put options and natural gas swaps.  Expected NGLs and/or natural gas volumes compared to the actual volumes sold and the effectiveness of the associated economic hedges utilized by the Company can be unfavorably impacted by:

•	Processing plant outages;
•	Higher than anticipated fuel, flare and unaccounted for natural gas efficiency levels;
•	Impact of commodity prices in general;
•	Lower than expected recovery of NGLs from the residue gas stream; and
•	Lower than expected recovery of natural gas volumes to be processed.

The following table summarizes SUGS' principal commodity derivative instruments as of June 30, 2008 (all instruments are settled monthly), which were developed based upon operating conditions and resulting expected equity NGLs sales volumes.

				Volumes (MMBtu/d)
Instrument Type	Index	Hedge Type	Average Price (per MMBtu)	2008	2009	Fair Value Asset (Liability)
						(In thousands)
Natural Gas
Swap	IF - Waha	Accounting	$8.01	5,525	-	$(4,331)
Swap	IF - El Paso Permian	Accounting	8.01	4,475	-	(3,508)
Swap	Gas Daily - Waha	Accounting	8.42	11,050	-	(7,358)
Swap	Gas Daily - Waha	Accounting	9.49	-	11,050	(7,674)
Swap	Gas Daily - El Paso Permian	Accounting	8.42	8,950	-	(5,960)
Swap	Gas Daily - El Paso Permian	Accounting	9.49	-	8,950	(6,216)
			Total Swaps	30,000	20,000	$(35,047)

Processing Spread
Put	IF - Waha	Economic	$8.15	6,119	-	$1,029
Put	IF - El Paso Permian	Economic	8.15	4,956	-	833
			Total Puts	11,075	-	$1,862

Swap	Gas Daily - Waha	Economic	$6.85	15,981	-	$(5,939)
Swap	Gas Daily - Waha	Economic	6.91	-	11,050	(3,508)
Swap	Gas Daily - El Paso Permian	Economic	6.85	12,944	-	(4,810)
Swap	Gas Daily - El Paso Permian	Economic	6.91	-	8,950	(2,842)
			Total Swaps	28,925	20,000	$(17,099)

In July 2008, the Company entered into additional fractionation processing spread swap arrangements that effectively established a weighted average fixed price of $8.37 for 10,000 MMBtu/d of expected NGLs sales volumes for the period January 1, 2009 to December 31, 2009.  These fractionation spread swap derivative instruments do not qualify for hedge accounting treatment under Statement No. 133 and, accordingly, changes in fair value of the instruments will be recorded directly in earnings.

There were no up-front costs associated with the derivative instruments entered into in 2008.

Transportation and Storage Segment.  The Company is exposed to commodity price risk as its interstate pipelines collect natural gas from customers for operations or as part of the fee for services provided.  When the amount of natural gas utilized in operations by these pipelines differs from the amount provided by customers, the pipelines may use natural gas from inventory or could have to buy or sell natural gas to cover these operational needs, resulting in exposure to commodity price risk.  At June 30, 2008, there were no hedges in place with respect to natural gas price risk from its interstate pipeline operations.

Distribution Segment Economic Hedging Activities.  The Company has entered into natural gas commodity swaps to mitigate price volatility of natural gas passed through to utility customers in the Distribution segment. The cost of the derivative products and the settlement of the respective obligations are recorded through the gas purchase adjustment clause as authorized by the applicable regulatory authority and therefore do not impact earnings. The fair values of the contracts are recorded as an adjustment to a regulatory asset or liability in the unaudited interim Condensed Consolidated Balance Sheet.  As of June 30, 2008 and December 31, 2007, the fair values of the contracts, which expire at various times through June 2010, are included in the unaudited interim Condensed Consolidated Balance Sheet as assets and liabilities, respectively, with matching adjustments to deferred cost of gas of $56.3 million and $22.3 million, respectively.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Southern Union has established disclosure controls and procedures to ensure that information required to be disclosed by the Company, including consolidated entities, in reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.  The Company performed an evaluation under the supervision and with the participation of management, including its CEO and CFO, and with the participation of personnel from its Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on that evaluation, Southern Union’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Controls.

Management’s assessment of internal control over financial reporting as of December 31, 2007 was included in Southern Union’s Annual Report on Form 10-K filed on February 29, 2008.

There have been no changes in internal control over financial reporting that occurred during the first six months of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Factors that could cause actual results to differ materially from those expressed in the Company’s forward-looking statements include, but are not limited to, the following:
•	changes in demand for natural gas or NGLs by the Company’s customers, in the composition of the Company’s customer base and in the sources of natural gas available to the Company;
•
the effects of inflation and the timing and extent of changes in the prices and overall demand for and availability of natural gas or NGLs as well as electricity, oil, coal and other bulk materials and chemicals;

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Company’s Form 10-K filed with the SEC on February 29, 2008.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases during the three months ended June 30, 2008 made by Southern Union or any “affiliated purchaser” of Southern Union (as defined in Rule 10b-18(a)(3)) of equity securities that are registered pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs (2)
April 1, 2008 through April 30, 2008	3,601	$23.84	265,000
May 1, 2008 through May 31, 2008	341	26.46	50,000
June 1, 2008 through June 30, 2008	4,312	26.29	1,603,837
Total	8,254	$25.23	1,918,837	7,281,163
__________________
(1)
Shares of common stock purchased in open-market transactions and held in various Company employee benefit plan trusts by the trustees using cash amounts deferred by the participants in such plans (and quarterly cash dividends issued by the Company on shares held in such plans.)

(2)
On May 22, 2008, the Company announced that the Finance Committee of its Board of Directors had authorized a program to repurchase a portion of the depositary shares representing ownership of its Preferred Stock.  Repurchases are made at the Company’s discretion in the open market and through privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors.  The Company has the right to redeem all of the Preferred Stock at any time after October 8, 2008.  The Company currently expects, subject to customary approvals and subject to then prevailing market conditions and other factors, to redeem all outstanding depositary shares on or after October 8, 2008, at $25 per depositary share (plus all accrued and unpaid dividends) in accordance with the terms of its certificate of designations.  See Part I, Item 1. Financial Statements (Unaudited), Note 14 – Stockholders’ Equity, in this Quarterly Report on Form 10-Q, for additional information related to the repurchase of depositary shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 13, 2008, Southern Union held its Annual Meeting of Stockholders. Each of the proposals submitted to shareholder vote received the votes necessary for approval.  The following matters were voted on by Southern Union’s shareholders:

(I)  A proposal to elect ten directors to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified.

Nominee	Total Votes For	Total Votes Withheld
Michal Barzuza	93,145,535	12,540,210
David L. Brodsky	93,085,315	12,600,429
Frank W. Denius	93,163,189	12,522,555
Kurt A. Gitter MD	92,910,277	12,775,467
Herbert H. Jacobi	92,967,984	12,717,760
Adam M. Lindemann	93,026,283	12,659,461
George L. Lindemann	93,108,025	12,577,719
Thomas N. McCarter, III	92,965,160	12,720,584
George Rountree, III	92,926,185	12,759,560
Allan D. Scherer	93,001,312	12,684,432

(II)  A proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008.

For	105,066,520
Against	545,549
Abstain	73,676
Non-votes	0

ITEM 5.  OTHER INFORMATION

All information required to be reported on Form 8-K for the quarter ended June 30, 2008 was appropriately reported.

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

4(i)
2006 Series A Junior Subordinated Notes Due November 1, 2066 dated October 23, 2006. (Filed as Exhibit 4.2 to Southern Union’s Current Report on Form 8-K/A filed on October 24, 2006 and incorporated herein by reference.)

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

10(a)
First Amendment to Construction and Term Loan Agreement between Citrus Corp., as borrower, and Pipeline Funding Company, LLC, as lender and administrative agent, dated as of August 6, 2008. (Filed herewith as Exhibit 10(a).)

10(b)
Construction and Term Loan Agreement between Citrus Corp., as borrower, and Pipeline Funding Company, LLC, as lender and administrative agent, dated as of February 5, 2008. (Filed as Exhibit 10.1 to Southern Union’s Current Report on Form 8-K filed on February 8, 2008 and incorporated herein by reference.)

10(c)
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

10(d)
Amendment Number 1 to the Amended and Restated Credit Agreement between Trunkline LNG Holdings, LLC, as borrower, Panhandle Eastern Pipe Line Company, LP and CrossCountry Citrus, LLC, as guarantors, the financial institutions listed therein and Bayerische Hypo-Und Vereinsbank AG, New York Branch, as administrative agent, dated as of June 13, 2008. (Filed herewith as Exhibit 10 (d).

10(e)
Fifth Amended and Restated Revolving Credit Agreement, dated as of June 20, 2008, among the Company, as borrower, and the lenders party thereto. (Filed as Exhibit 10.1 to Southern Union’s Current Report on Form 8-K filed on June 25, 2008 and incorporated herein by reference.)

10(f)	Credit Agreement between Trunkline LNG Holdings, LLC, as borrower, Panhandle Eastern Pipeline Company, LP and Trunkline LNG Company, LLC, as guarantors, the

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

SOUTHERN UNION COMPANY
(Registrant)

Date August 7, 2008	By /s/ GEORGE E. ALDRICH
George E. Aldrich Vice President and Controller (authorized officer and principal accounting officer)

Exhibit 31.1

CERTIFICATION PURSUANT TO
RULES 13A-14(a) AND 15D-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

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

(4)       The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Date:  August 7, 2008

/s/ GEORGE L. LINDEMANN
George L. Lindemann
Chairman of the Board and
Chief Executive Officer
(principal executive officer)

Exhibit 31.2

CERTIFICATION PURSUANT TO
RULES 13A-14(a) AND 15D-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Richard N. Marshall, certify that:

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

(4)       The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Date:  August 7, 2008

/s/ RICHARD N. MARSHALL
Richard N. Marshall
Senior Vice President and
Chief Financial Officer
(principal financial officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of Southern Union Company (the “Company”) for the quarter ended June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, George L. Lindemann, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge (i) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ GEORGE L. LINDEMANN
George L. Lindemann
Chairman of the Board and
Chief Executive Officer

August 7, 2008

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of Southern Union Company (the “Company”) for the quarter ended June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard N. Marshall, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge (i) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ RICHARD N. MARSHALL
Richard N. Marshall
Senior Vice President and
Chief Financial Officer

August 7, 2008

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