Form 10-K/A
period 2007-12-31
SOUTHERN UNION CO
filed 2008-11-10
CIK 203248

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

Table of Contents

ITEM 15. Exhibits, FinancialStatement Schedules
Signatures
Index to Exhibits
Consent of PricewaterhouseCoopers LLP
Rule 13a-14(a)/15d-14(a) Certification of CEO
Rule 13a-14(a)/15d-14(a) Certification of CFO
Section 1350 Certification of CEO and CFO

EXPLANATORY NOTE:

This Amendment No. 1  amends Southern Union Company’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on February 29, 2008 (the “Original Filing”). The Company is filing this Amendment No. 1 for the sole purpose of providing revised Exhibits 23.1 and 23.2, which include the conformed signature of the Company's independent registered public accounting firm. The conformed signatures were not included in the Original Filing due to a clerical error in the Edgar conversion. Amendment No. 1 does not include the entire Form 10-K.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to February 29, 2008.

ITEM 15.  Exhibits, Financial Statement Schedules.

Index to Exhibits.
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

     12     Ratio of earnings to fixed charges.  (Filed as Exhibit 12 to Southern Union’s Form 10-K dated February 29, 2008 and incorporated herein by reference.)

               14     Code of Ethics and Business Conduct. (Filed as Exhibit 14 to Southern Union’s Annual Report on Form 10-K filed on March 16, 2006 and incorporated herein by reference.)

     21     Subsidiaries of the Registrant.  (Filed as Exhibit 21 to Southern Union’s Form 10-K dated February 29, 2008 and incorporated herein by reference.)

             23.1    Consent of Independent Registered Public Accounting Firm for Southern Union Company.

             23.2    Consent of Independent Registered Public Accounting Firm for Citrus Corp.

              24      Power of Attorney.  (Filed as Exhibit 24 to Southern Union’s Form 10-K dated February 29, 2008 and incorporated herein by reference.)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Southern Union has duly caused this report to be signed by the undersigned, thereunto duly authorized, on November 10, 2008.

SOUTHERN UNION COMPANY

By: /s/ GEORGE E. ALDRICH
George E. Aldrich
Vice President and Controller