Form 10-Q
period 2008-09-30
SOUTHERN UNION CO
filed 2008-11-10
CIK 203248

    UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
____________________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended

September 30, 2008

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
Large accelerated filer   ✓     Accelerated filer     Non-accelerated filer    (Do not check if smaller reporting company)   Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes       No  ✓

The number of shares of the registrant's Common Stock outstanding on October 31, 2008 was 123,982,918.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
FORM 10-Q
September 30, 2008

GLOSSARY

The abbreviations, acronyms and industry terminology used in this quarterly report on Form 10-Q are defined as follows:

AAD                                         Administrative Adjudication Division
AFUDC                                    Allowance for funds used during construction
CEO                                           Chief Executive Officer
CFO                                           Chief Financial Officer
Citrus                                        Citrus Corp.
EBIT                                          Earnings before interest and taxes
EITR                                          Effective income tax rate
EPA                                           Environmental Protection Agency
Exchange Act                          Securities Exchange Act of 1934
FASB                                        Financial Accounting Standards Board
FERC                                         Federal Energy Regulatory Commission
FDOT/FTE                                Florida Department of Transportation, Florida’s Turnpike Enterprise
Florida Gas                               Florida Gas Transmission Company, LLC
GAAP                                       Accounting principles generally accepted in the United States of America
Grey Ranch                              Grey Ranch Plant, LP
IEPA                                          Illinois Environmental Protection Agency
IPCB                                          Illinois Pollution Control Board
IRS                                             Internal Revenue Service
KDHE                                        Kansas Department of Health and Environment
LNG                                           Liquified natural gas
LNG Holdings                          Trunkline LNG Holdings, LLC
MDEP                                        Massachusetts Department of Environmental Protection
MDPU                                       Massachusetts Department of Public Utilities
MGPs                                         Manufactured gas plants
MMBtu                                     Million British thermal units
MMcf/d                                     Million cubic feet per day
MPSC                                        Missouri Public Service Commission
NGL                                            Natural gas liquids
Panhandle                                 Panhandle Eastern Pipe Line Company, LP and its subsidiaries
PCBs                                          Polychlorinated biphenyls
PEPL                                          Panhandle Eastern Pipe Line Company, LP
PRPs                                          Potentially responsible parties
RCRA                                        Resource Conservation and Recovery Act
RIDEM                                      Rhode Island Department of Environmental Management
SARs                                         Stock appreciation rights
Sea Robin                                 Sea Robin Pipeline Company, LLC
SEC                                            Securities and Exchange Commission
Southern Union                       Southern Union Company
Southwest Gas                         Pan Gas Storage, LLC (d.b.a. Southwest Gas)
SPCC                                          Spill Prevention, Control and Countermeasure
SUGS                                          Southern Union Gas Services
TBtu                                           Trillion British thermal units
TCEQ                                          Texas Commission on Environmental Quality
Trunkline                                   Trunkline Gas Company, LLC
Trunkline LNG                          Trunkline LNG Company, LLC

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)

Operating revenues (Note 11)	$657,283	$525,473	$2,343,036	$1,893,754

Operating expenses:
Cost of gas and other energy	361,970	261,324	1,431,171	1,069,035
Operating, maintenance and general	131,076	108,478	356,265	318,982
Depreciation and amortization	50,049	44,900	147,993	132,030
Revenue-related taxes	4,736	3,804	29,660	26,498
Taxes, other than on income and revenues	12,172	9,987	36,835	33,235
Total operating expenses	560,003	428,493	2,001,924	1,579,780

Operating income	97,280	96,980	341,112	313,974

Other income (expenses):
Interest expense	(53,232)	(50,703)	(154,536)	(154,034)
Earnings from unconsolidated investments	21,624	24,820	59,451	81,986
Other, net	769	(1,961)	1,827	1,800
Total other income (expenses), net	(30,839)	(27,844)	(93,258)	(70,248)

Earnings before income taxes	66,441	69,136	247,854	243,726

Federal and state income tax expense (Note 9)	19,665	23,853	75,260	68,747

Net earnings	46,776	45,283	172,594	174,979

Preferred stock dividends	(2,264)	(4,342)	(10,041)	(13,024)

Loss on extinguishment of preferred stock (Note 14)	(2,036)	-	(4,031)	-

Net earnings available for common stockholders	$42,476	$40,941	$158,522	$161,955

Net earnings available for common stockholders per share:
Basic	$0.34	$0.34	$1.29	$1.35
Diluted	0.34	0.34	1.28	1.34

Dividends declared on common stock per share	$0.15	$0.10	$0.45	$0.30

Weighted average shares outstanding (Note 5):
Basic	123,975	120,018	123,264	119,894
Diluted	124,205	120,759	123,523	120,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS

	September 30,	December 31,
	2008	2007
	(In thousands)
Current assets:
Cash and cash equivalents	$3,060	$5,690
Accounts receivable, net of allowances of
$7,573 and $4,144, respectively	193,246	358,521
Accounts receivable – affiliates	49,222	29,943
Inventories (Note 4)	344,084	263,618
Deferred gas purchases	52,408	3,496
Gas imbalances - receivable	186,477	105,371
Prepayments and other assets	45,989	41,685
Total current assets	874,486	808,324

Property, plant and equipment:
Plant in service	5,902,840	5,509,992
Construction work in progress	415,387	377,918
	6,318,227	5,887,910
Less accumulated depreciation and amortization	(928,710)	(785,623)
Net property, plant and equipment	5,389,517	5,102,287

Deferred charges:
Regulatory assets	69,425	64,193
Deferred charges	66,649	60,468
Total deferred charges	136,074	124,661

Unconsolidated investments (Note 6)	1,243,639	1,240,420

Goodwill	89,227	89,227

Other	28,695	32,994

Total assets	$7,761,638	$7,397,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

STOCKHOLDERS' EQUITY AND LIABILITIES

	September 30,	December 31,
	2008	2007
	(In thousands)
Stockholders’ equity:
Common stock, $1 par value; 200,000 shares authorized;
125,103 and 121,102 shares issued, respectively	$125,103	$121,102
Preferred stock, no par value; 6,000 shares authorized;
480 and 920 shares issued, respectively (Note 14)	119,973	230,000
Premium on capital stock	1,891,946	1,784,223
Less treasury stock: 1,120 and 1,063
shares, respectively, at cost	(28,005)	(27,839)
Less common stock held in trust: 652
and 783 shares, respectively	(11,703)	(15,085)
Deferred compensation plans	11,703	15,148
Accumulated other comprehensive loss	(3,176)	(11,594)
Retained earnings	212,589	109,851
Total stockholders' equity	2,318,430	2,205,806

Long-term debt obligations (Note 7)	3,254,877	2,960,326

Total capitalization	5,573,307	5,166,132

Current liabilities:
Long-term debt due within one year (Note 7)	60,888	434,680
Notes payable	377,246	123,000
Accounts payable and accrued liabilities	226,313	335,253
Federal, state and local taxes payable	36,473	35,461
Accrued interest	56,277	45,911
Customer deposits	11,067	17,589
Gas imbalances - payable	316,987	272,850
Other	137,965	58,969
Total current liabilities	1,223,216	1,323,713

Deferred credits	205,522	215,063

Accumulated deferred income taxes	759,593	693,005

Commitments and contingencies (Note 10)

Total stockholders' equity and liabilities	$7,761,638	$7,397,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Cash flows provided by (used in) operating activities:
Net earnings	$172,594	$174,979
Adjustments to reconcile net earnings to net cash flows
provided by operating activities:
Depreciation and amortization	147,993	132,030
Deferred income taxes	68,871	50,808
Unrealized loss on derivatives	5,387	1,227
Earnings from unconsolidated investments, adjusted
for cash distributions	(18,701)	11,889
Provision for bad debts	18,344	13,574
Other	16,435	2,231
Changes in operating assets and liabilities	(37,481)	1,982
Net cash flows provided by operating activities	373,442	388,720
Cash flows provided by (used in) investing activities:
Additions to property, plant and equipment	(482,121)	(382,123)
Dispositions of operations, net	-	(49,304)
Return of investment in Citrus (Note 6)	-	9,674
Plant retirements and other	16,581	3,501
Net cash flows used in investing activities	(465,540)	(418,252)
Cash flows provided by (used in) financing activities:
Decrease in book overdraft	(9,110)	(2,139)
Issuance costs of debt	(4,145)	(2,418)
Issuance of common stock	100,000	-
Issuance of long-term debt	400,860	455,000
Dividends paid on common stock	(55,185)	(35,933)
Dividends paid on preferred stock	(12,118)	(13,024)
Extinguishment of preferred stock	(110,905)	-
Repayment of debt obligations	(476,829)	(493,316)
Net change in revolving credit facilities	254,246	130,000
Proceeds from exercise of stock options	3,960	3,592
Other	(1,306)	1,758
Net cash flows provided by (used in) financing activities	89,468	43,520
Change in cash and cash equivalents	(2,630)	13,988
Cash and cash equivalents at beginning of period	5,690	5,751
Cash and cash equivalents at end of period	$3,060	$19,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)

	Common	Preferred	Premium		Common	Deferred	Accumulated		Total
	Stock,	Stock,	on	Treasury	Stock	Compen-	Other		Stock-
	$1 Par	No Par	Capital	Stock,	Held	sation	Comprehensive	Retained	holders'
	Value	Value	Stock	at cost	In Trust	Plans	Loss	Earnings	Equity
	(In thousands)

Balance December 31, 2007	$121,102	$230,000	$1,784,223	$(27,839)	$(15,085)	$15,148	$(11,594)	$109,851	$2,205,806
Comprehensive income:
Net earnings	-	-	-	-	-	-	-	172,594	172,594
Net change in other
comprehensive loss (Note 3)	-	-	-	-	-	-	8,418	-	8,418
Comprehensive income									181,012
Preferred stock dividends	-	-	-	-	-	-	-	(10,041)	(10,041)
Cash dividends declared	-	-	-	-	-	-	-	(55,784)	(55,784)
Issuance of common stock -
remarketing obligation (Note 7)	3,693	-	96,307	-	-	-	-	-	100,000
Share-based compensation	-	-	4,611	-	-	-	-	-	4,611
Restricted stock issuances	71	-	(71)	(166)	-	-	-	-	(166)
Exercise of stock options	237	-	3,723	-	-	-	-	-	3,960
Extinguishment of preferred
stock (Note 14)	-	(110,027)	3,153	-	-	-	-	(4,031)	(110,905)
Contributions to Trust	-	-	-	-	(884)	884	-	-	-
Disbursements from Trust
and other	-	-	-	-	4,266	(4,329)	-	-	(63)
Balance September 30, 2008	$125,103	$119,973	$1,891,946	$(28,005)	$(11,703)	$11,703	$(3,176)	$212,589	$2,318,430

The Company’s common stock is $1 par value.  Therefore, the change in Common Stock, $1 par value, is equivalent to the change in the number of shares of common stock issued.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The accompanying unaudited interim condensed consolidated financial statements of Southern Union and its subsidiaries (collectively, the Company) have been prepared pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q.  These statements do not include all of the information and annual note disclosures required by GAAP, and should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2007, which are included in the Company’s Form 10-K filed with the SEC.  The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and reflect adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim period.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  Due to the seasonal nature of the Company’s operations, the results of operations and cash flows for any interim period are not necessarily indicative of the results that may be expected for the full year.

1.  Description of Business

Southern Union owns and operates assets in the regulated and unregulated natural gas industry and is primarily engaged in the gathering, processing, transportation, storage and distribution of natural gas in the United States.  The Company operates in three reportable segments:  Transportation and Storage, Gathering and Processing, and Distribution.  The Transportation and Storage segment is primarily engaged in the interstate transportation and storage of natural gas in the Midwest and from the Gulf Coast to Florida, and also provides LNG terminalling and regasification services.  The Gathering and Processing segment is primarily engaged in the gathering, treating, processing and redelivery of natural gas and NGL in Texas and New Mexico.  The Distribution segment is primarily engaged in the local distribution of natural gas in Missouri and Massachusetts.

2. New Accounting Principles

Accounting Principles Recently Adopted.

FASB Statement No. 157, “Fair Value Measurements” (Statement No. 157):  Issued by the FASB in September 2006, this Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Where applicable, this Statement simplifies and codifies related guidance within GAAP.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2, “Effective Date of FASB Statement No. 157”), which delays the effective date of this Statement for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.  The Company’s major categories of non-financial assets and non-financial liabilities that are

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

recognized or disclosed at fair value for which, in accordance with FSP FAS 157-2, the Company has not applied the provisions of Statement No. 157 as of January 1, 2008 are (i) fair value calculations associated with annual or periodic impairment tests, and (ii) asset retirement obligations measured at fair value upon initial recognition or upon certain remeasurement events under FASB Statement No. 143, “Accounting for Asset Retirement Obligations.”  The partial adoption on January 1, 2008 of this Statement for financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements.  See Note 12 – Fair Value Measurement for more information.  In October 2008, the FASB issued FASB Staff Position FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (FSP FAS 157-3).  FSP FAS 157-3 provides clarifying guidance with respect to the application of Statement No. 157 in determining the fair value of a financial asset when the market for that asset is not active.  FSP FAS 157-3 was effective upon its issuance.  The application of FSP FAS 157-3 did not have a material impact on the Company’s consolidated financial statements.

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

Accounting Principles Not Yet Adopted.

FASB Statement No. 141 (revised), “Business Combinations” (SFAS 141).  Issued by the FASB in December 2007, this Statement changes the accounting for business combinations including the measurement of acquirer shares issued in consideration of a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development costs, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. The Statement is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.

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

FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”.  Issued by the FASB in March 2008, this Statement requires disclosure of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Statement is effective for fiscal years beginning after November 15, 2008, with early adoption permitted.  The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.  Comprehensive Income (Loss)

The table below provides an overview of Comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Comprehensive Income (Loss)	2008	2007	2008	2007
	(In thousands)

Net Earnings	$46,776	$45,283	$172,594	$174,979
Comprehensive Income (Loss) Adjustments:
Change in fair value of interest rate hedges, net of tax of $(2,096),
$(4,329), $(3,090) and $(1,374), respectively	(3,118)	(6,319)	(4,523)	(1,924)
Reclassification of unrealized (gain) loss on interest rate hedges into earnings, net of tax of $1,280, $(34), $2,978 and $115,
respectively	1,940	(143)	4,537	(946)
Realized loss on interest rate hedges, net of tax of $0, $0,
$(620) and $0, respectively	-	-	(1,175)	-
Change in fair value of commodity hedges, net of tax of $21,257,
$1,156, $7,006 and $(828), respectively	37,724	1,906	12,434	(1,364)
Reclassification of unrealized (gain) loss on commodity hedges into earnings, net of tax of $(268), $(829), $1,352 and $(2,004),
respectively	(475)	(1,366)	2,399	(3,303)
Reduction of prior service credit relating to pension and other postretirement benefits, net of tax of $0, $0, $(3,231) and $0,
respectively	-	-	(6,603)	-
Reclassification of net actuarial (gain) loss and prior service credit relating to pension and other postretirement benefits into
earnings, net of tax of $(30), $(880), $921 and $(381), respectively	(110)	(1,341)	1,349	(158)
Total other comprehensive income (loss)	35,961	(7,263)	8,418	(7,695)
Total comprehensive income	$82,737	$38,020	$181,012	$167,284

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

In the Gathering and Processing segment, inventories consist of non-fractionated Y-grade NGL and materials and supplies, both of which are stated at the lower of weighted average cost or market.  With respect to information regarding the increase in SUGS’ NGL inventory resulting from hurricane damage to a third-party NGL fractionator, see Note 10 – Commitments and Contingencies – Other Commitments and Contingencies – 2008 Hurricane Damage.  Materials and supplies are primarily comprised of compressor components and parts.

In the Distribution segment, inventories consist of natural gas in underground storage and materials and supplies, both of which are stated at weighted average cost.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The components of inventory at the dates indicated are as follows:

	Transportation & Storage	Gathering & Processing	Distribution	Total
At September 30, 2008	(In thousands)
Current
Natural gas held for operations (1)	$140,870	$-	$-	$140,870
Materials and Supplies	13,602	9,550	4,357	27,509
NGL (2)	-	4,336	-	4,336
Natural gas in underground storage (3)	-	-	171,369	171,369
Total Current	154,472	13,886	175,726	344,084

Non-Current
Natural gas held for operations (1)	15,542	-	-	15,542

	$170,014	$13,886	$175,726	$359,626

At December 31, 2007
Current
Natural gas held for operations (1)	$168,010	$-	$-	$168,010
Materials and Supplies	12,791	6,176	3,822	22,789
Natural gas in underground storage (3)	-	-	72,819	72,819
Total Current	180,801	6,176	76,641	263,618

Non-Current
Natural gas held for operations (1)	18,947	-	-	18,947

	$199,748	$6,176	$76,641	$282,565

____________________
(1)	Natural gas volumes held for operations at September 30, 2008 and December 31, 2007 were 20,333,000 MMBtu and 26,001,000 MMBtu, respectively.
(2)	NGL at September 30, 2008 and December 31, 2007 was 4,568,000 gallons and nil, respectively.
(3)	Natural gas volumes in underground storage at September 30, 2008 and December 31, 2007 were 17,406,000 MMBtu and 11,823,000 MMBtu, respectively.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. Earnings per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding during each period.  Diluted earnings per share is computed based on the weighted average number of common shares outstanding during each period, increased by conversion of equity units and common stock equivalents from stock options, restricted stock and SARs.  A reconciliation of the shares used in the basic and diluted earnings per share calculations is shown in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)

Weighted average shares outstanding - Basic	123,975	120,018	123,264	119,894
Add assumed vesting of restricted stock	29	41	14	30
Add assumed conversion of equity units	-	270	-	227
Add assumed exercise of stock options
and SARs	201	430	245	471
Weighted average shares outstanding - Diluted	124,205	120,759	123,523	120,622

The table below includes information related to stock options and SARs that were outstanding but have been excluded from the computation of weighted-average stock options due to the exercise price exceeding the weighted-average market price of the Company’s common shares.

	September 30,
	2008	2007
	(In thousands, except per share amounts)

Options excluded	717	-
Exercise price of options excluded	$28.48	N/A
SARs excluded	416	-
Exercise price ranges of SARs excluded	$28.07 - $28.48	N/A
Third quarter weighted-average market price	$24.91	$30.96
Year-to-date weighted-average market price	$25.67	$30.55

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. Unconsolidated Investments

A summary of the Company’s unconsolidated equity investments at the dates indicated is as follows:

	September 30,	December 31,
	2008	2007
	(In thousands)

Citrus	$1,223,059	$1,219,009
Other	20,580	21,411
	$1,243,639	$1,240,420

Unconsolidated equity investments at September 30, 2008 and December 31, 2007 included the Company’s 50 percent, 50 percent, 29 percent and 49.9 percent investments in Citrus, Grey Ranch, Lee 8 Partnership and PEI II, LLC, respectively.  The Company accounts for these investments using the equity method.  The Company’s share of net earnings or loss from these equity investments is recorded in Earnings from unconsolidated investments in the unaudited interim Condensed Consolidated Statement of Operations.

Summarized financial information for the Company’s equity investments is as follows:

	September 30,2008		September 30,2007
	Citrus	Other	Citrus	Other
	(In thousands)
Three Months Ended:
Revenues	$139,513	$2,593	$136,800	$4,115
Operating income	81,080	(320)	84,686	1,554
Net earnings (losses)	38,609	(642)	42,177	1,532

Nine Months Ended:
Revenues	$386,738	$10,603	$375,357	$8,848
Operating income	218,017	1,637	218,132	2,879
Net earnings	102,246	534	126,438	3,725

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Citrus.

Dividends.  During the three- and nine-month periods ended September 30, 2008, Citrus paid dividends of nil and $40.8 million, respectively, to the Company.  In the three- and nine-month periods ended September 30, 2007, Citrus paid dividends of $27.4 million and $103.6 million, respectively, to the Company, of which $9.7 million has been reflected by the Company as a return of investment.  Citrus also declared a dividend in September 2008, payable in October 2008, of which the Company’s share is $36.4 million.

Phase VIII Expansion.  Florida Gas, a wholly-owned subsidiary of Citrus, filed a certificate application on October 31, 2008 with FERC to construct an expansion to increase its natural gas capacity into Florida by approximately 820 MMcf/d (Phase VIII Expansion).  The proposed Phase VIII Expansion includes construction of approximately 500 miles of large diameter pipeline and the installation of approximately 200,000 horsepower of compression.  Pending FERC approval, which is expected in the latter half of 2009, Florida Gas anticipates an in-service date during 2011, at a currently estimated cost of approximately $2.4 billion, including capitalized equity and debt costs.  To date, Florida Gas has entered into precedent agreements with shippers for transportation services for 25-year terms accounting for approximately 89 percent of the available expansion capacity.

On February 5, 2008, Citrus entered into a $500 million unsecured construction and term loan agreement (Construction Loan Agreement) with a wholly-owned subsidiary of FPL Group Capital Inc., which is a wholly-owned subsidiary of FPL Group, Inc.  Citrus will primarily invest the proceeds of this loan into Florida Gas in order to finance a portion of the Phase VIII Expansion.  On August 6, 2008, the parties amended the Construction Loan Agreement to accelerate the funding date to October 1, 2008.  On October 1, 2008, Citrus borrowed all of the $500 million available under the Construction Loan Agreement.

Florida Gas Pipeline Relocation Costs.  The FDOT/FTE has various turnpike widening projects that have or may, over time, impact one or more of Florida Gas’ mainline pipelines located in FDOT/FTE rights-of-way.  Under certain conditions, existing agreements between Florida Gas and the FDOT/FTE require the FDOT/FTE to provide any new rights-of-way needed for relocation of the pipelines and Florida Gas to pay for rearrangement or relocation costs. Under certain other conditions, Florida Gas may be entitled to reimbursement for the costs associated with relocation, including construction and rights-of-way costs.

On October 20, 2005, Florida Gas filed an application with FERC for a State Road 91 Relocation Project.  The first phase of the turnpike project included replacement of approximately 11.3 miles of its existing 18- and 24-inch pipelines located in FDOT/FTE rights-of-way in Broward County, Florida to accommodate the widening of State Road 91 by the FDOT/FTE.  The FERC issued an order approving the project on May 3, 2006, and Florida Gas notified the FERC that construction commenced on April 25, 2007.  Florida Gas received authorization from the FERC to place the facilities in service on March 20, 2008 and the State Road 91 Relocation facilities were placed in service on the same day.  Approximately $111 million of replacement costs have been incurred as of September 30, 2008.  As of September 30, 2008, no pipeline removal costs associated with the State Road 91 Relocation Project have been incurred.

On May 2, 2008, Florida Gas filed with FERC an amendment to its existing certificate seeking to hold in abeyance the abandonment authorization of the 18- and 24-inch existing pipelines for up to three years as a result of actions by the FDOT/FTE.  On June 16, 2008, the FDOT/FTE intervened in the proceeding before FERC regarding the first phase of the project seeking an order from FERC to force Florida Gas to abandon and decommission the 18- and 24-inch pipelines.  In an order issued October 10, 2008, FERC denied the amendment filed by Florida Gas and ordered Florida Gas to remove the 18- and 24-inch pipelines from service in accordance with a prior order.  Florida Gas is also in discussions with the FDOT/FTE related to additional projects that may affect Florida Gas’ 18- and 24-inch pipelines within FDOT/FTE rights-of-way.  The total miles of pipe that may ultimately be affected by all of the FDOT/FTE widening projects, and any associated relocation and/or rights-of-way costs, cannot be determined at this time.

The various FDOT/FTE projects have also been the subject of state court litigation.  On January 25, 2007, Florida Gas filed a complaint against FDOT/FTE in the Seventeenth Judicial Circuit, Broward County, Florida, to seek relief for three specific sets of FDOT/FTE widening projects in Broward County.  The complaint seeks damages for breach of easement and relocation agreements for the State Road 91 Relocation Project and injunctive relief as well as damages for the two other sets of projects upon which construction has yet to commence.  The FDOT/FTE filed an amended answer

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and counterclaim against Florida Gas on February 5, 2008 in the Broward County action.  The counterclaim alleges Florida Gas is subject to estoppel and breach of contract claims regarding removal from service of the existing 18- and 24-inch pipelines related to the State Road 91 Relocation Project and seeks a declaratory judgment that Florida Gas is responsible for all relocation costs and is not entitled to workspace and uniform minimum area with respect to its pipelines.  On February 14, 2008 the case was transferred to the Broward County Complex Business Civil Division 07.  On April 14, 2008, the FDOT/FTE amended its counterclaim, alleging Florida Gas committed fraud in the inducement by not removing its previously existing pipelines, seeking to place a constructive trust over any revenues associated with the previously existing and newly constructed pipelines, seeking a declaratory order from the Court that Florida Gas has abandoned its previously existing pipelines and seeking a temporary and permanent injunction forcing Florida Gas to remove such pipelines.  On July 21, 2008, the Court allowed the FDOT/FTE to further amend its counterclaim to include counts of fraud and trespass but reserved ruling on permitting a demand for punitive damages on those counts.  On October 6, 2008, the FDOT/FTE filed a supplemental motion for temporary injunction and a motion for partial summary judgment against Florida Gas on the extent of the rights Florida Gas claims under the easements at issue, the breach of the easements by the FDOT/FTE for failing to provide adequate rights-of-way, the failure of the FDOT/FTE to reimburse Florida Gas for the costs of relocation, and inverse condemnation by the FDOT/FTE as a result of the breach of the easements.  Trial is scheduled for August 2009.  A 2007 action brought by the FDOT/FTE against Florida Gas in Orange County, Florida, seeking a declaratory judgment that, under existing agreements, Florida Gas is liable for the costs of relocation associated with FDOT/FTE projects, has been stayed pending resolution of the Broward County, Florida action.

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Debt Obligations

The following table sets forth the debt obligations of Southern Union and applicable units of Panhandle under their respective notes, debentures and bonds at the dates indicated:

	September 30,	December 31,
	2008	2007
	(In thousands)
Long-Term Debt Obligations:

Southern Union
7.60% Senior Notes due 2024	$359,765	$359,765
8.25% Senior Notes due 2029	300,000	300,000
7.24% to 9.44% First Mortgage Bonds due 2020 to 2027	19,500	19,500
4.375% Senior Notes due 2008	-	100,000
6.15% Senior Notes due 2008	-	125,000
6.089% Senior Notes due 2010	100,000	-
7.20% Junior Subordinated Notes due 2066	600,000	600,000
Note Payable	860	-
	1,380,125	1,504,265

Panhandle
4.80% Senior Notes due 2008	-	300,000
6.05% Senior Notes due 2013	250,000	250,000
6.20% Senior Notes due 2017	300,000	300,000
6.50% Senior Notes due 2009	60,623	60,623
8.25% Senior Notes due 2010	40,500	40,500
7.00% Senior Notes due 2029	66,305	66,305
7.00% Senior Notes due 2018	400,000	-
Term Loans due 2012	815,391	867,220
Net premiums on long-term debt	2,821	6,093
	1,935,640	1,890,741

Total Long-Term Debt Obligations	3,315,765	3,395,006

Credit Facilities	377,246	123,000

Total consolidated debt obligations	3,693,011	3,518,006
Less current portion of long-term debt	60,888	434,680
Less short-term debt	377,246	123,000
Total consolidated long-term debt obligations	$3,254,877	$2,960,326

Short-Term Facility.  On August 11, 2008, Southern Union entered into a short-term Credit Agreement in the amount of $150 million (Short-Term Facility).  The Short-Term Facility is a 364-day term loan facility and will be due in its entirety on August 10, 2009.  The interest rate associated with the Short-Term Facility is based, at the Company’s option, upon either LIBOR plus 125 basis points or the prime lending rate.  Borrowings under the Short-Term Facility are available for general corporate purposes.  On October 1, 2008, Southern Union borrowed the $150 million and used the proceeds to reduce the amounts outstanding under other credit facilities.  As of October 31, 2008, there was a balance of $150 million outstanding under the Short-Term Facility, with an effective interest rate of 4.00 percent.

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

On July 23, 2008, the Company entered into a short-term committed credit facility with one of its existing lenders in the amount of $20 million.  The facility will mature on July 22, 2009 and replaces a $15 million uncommitted facility that the Company had in place with that same lender.

On September 30, 2008, the Company entered into a $30 million uncommitted facility with one of its existing lenders.  The facility replaced a $15 million uncommitted facility that the Company had in place with that same lender.  As of October 3, 2008, the Company was advised by the lender that no borrowings would be allowed under the facility until further notice, due to disruptions in the credit markets.  Because this is an uncommitted facility and the Company has not included it as a funding source in its cash flow forecast planning, the lack of availability of the facility does not materially impact the Company’s liquidity position.

Remarketing Obligation.  On February 8, 2008, the Company remarketed the 4.375% Senior Notes, which yielded no cash proceeds for the Company.  The interest rate on the Senior Notes was reset to 6.089 percent per annum effective on and after February 19, 2008.  The 6.089% Senior Notes will mature on February 16, 2010.  On February 19, 2008, the Company issued 3,693,240 shares of common stock for $100 million in cash proceeds in conjunction with the remarketing of its 4.375% Senior Notes.

Retirement of Debt Obligations

In August 2008, the Company repaid and retired its $300 million 4.80% Senior Notes and $125 million 6.15% Senior Notes using the remaining proceeds from the 7.00% Senior Notes issued in June 2008 and draw downs of its credit facilities.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Employee Benefits

Components of Net Periodic Benefit Cost. Net periodic benefit cost for the periods ended September 30, 2008 and 2007 includes the components noted in the table below.

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
	(In thousands)
Three Months ended September 30,
Service cost	$686	$664	$689	$489
Interest cost	2,470	2,287	1,405	1,047
Expected return on plan assets	(2,877)	(2,382)	(832)	(719)
Prior service cost (credit) amortization	138	127	(212)	(732)
Recognized actuarial (gain) loss	1,717	1,994	(307)	(204)
Sub-total	2,134	2,690	743	(119)
Regulatory adjustment	705	(515)	666	666
Net periodic benefit cost	$2,839	$2,175	$1,409	$547

Nine Months ended September 30,
Service cost	$2,058	$1,992	$1,942	$1,467
Interest cost	7,410	6,861	4,090	3,141
Expected return on plan assets	(8,631)	(7,146)	(2,471)	(2,157)
Prior service cost (credit) amortization	414	381	(888)	(2,196)
Recognized actuarial (gain) loss	5,150	5,982	(919)	(612)
Sub-total	6,401	8,070	1,754	(357)
Regulatory adjustment	2,114	(2,981)	1,998	1,998
Net periodic benefit cost	$8,515	$5,089	$3,752	$1,641

In March 2008, a postretirement benefit plan change was approved for Panhandle for retirements beginning April 1, 2008.  The change resulted in a pre-tax obligation increase of approximately $9.8 million.

In the Distribution segment, the Company recovers certain qualified pension benefit plan and other postretirement benefit plan costs through rates charged to utility customers.  Certain utility commissions require that the recovery of these costs be based on the Employee Retirement Income Security Act of 1974, as amended, or other utility commission specific guidelines.  The difference between these amounts and periodic benefit cost calculated pursuant to FASB Statement No. 87, Employers’ Accounting for Pensions and FASB Statement 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, is deferred as a regulatory asset or liability and amortized to expense over periods promulgated by the applicable utility commission in which this difference will be recovered in rates.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. Taxes on Income

The Company’s income taxes were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)

Income tax expense	$19,665	$23,853	$75,260	$68,747
Effective tax rate	30%	35%	30%	28%

The decrease in the EITR for the three-month period ended September 30, 2008 was primarily due to the impact of state income tax rate changes resulting in higher state income tax expense of $4.9 million recorded in the third quarter of 2007, partially offset by a decrease in the tax benefit associated with the dividends received deduction as a result of lower estimated dividends from the Company’s unconsolidated investment in Citrus.  For the three-month periods ended September 30, 2008 and 2007, the tax benefit of the dividends received deduction was $6 million and $8.1 million, respectively.

The increase in the EITR for the nine-month period ended September 30, 2008 was primarily due to the decrease in the tax benefit associated with the dividends received deduction as a result of lower estimated dividends from the Company’s unconsolidated investment in Citrus.  For the nine-month periods ended September 30, 2008 and 2007, the tax benefit of the dividends received deduction was $19.8 million and $28.2 million, respectively.  The dividends received deduction benefit in 2007 was partially offset by higher state income tax expense of $2.7 million recorded in 2007 attributable to an increase in state income tax rates.

The Company evaluates its tax reserves (unrecognized tax benefits) under the recognition, measurement and derecognition thresholds as prescribed by FIN 48, “Accounting for Uncertainty in Income Taxes”.  The Company increased the amount of its unrecognized tax benefits for certain state filing positions taken in prior periods by nil and $5.1 million ($3.3 million, net of federal tax) during the three- and nine-month periods ended September 30, 2008, respectively.

The Company increased the amount of its unrecognized tax benefits for certain state filing positions taken during the current periods by $1 million ($600,000, net of federal tax) and $3.2 million ($2.1 million, net of federal tax) during the three- and nine-month periods ended September 30, 2008, respectively.  The Company decreased the amount of its unrecognized tax benefits as a result of the lapse of the federal statute of limitations for the annual tax periods ended June 30, 2004 and December 31, 2004 by $200,000 and $600,000 during the three- and nine-month periods ended September 30, 2008, respectively.

The Company currently has $8.3 million ($5.4 million, net of federal tax) of unrecognized tax benefits as of September 30, 2008, all of which would impact the Company’s EITR if recognized.  The Company believes it is reasonably possible that its unrecognized tax benefits may be reduced by $800,000 ($500,000, net of federal tax) within the next twelve months due to settlement of certain state filing positions and lapse of statutes of limitations.

The Company is no longer subject to U.S. federal, state or local examinations for the tax year ended June 30, 2004 and prior years except for state and local jurisdictions under examination. The Company has recorded unrecognized tax benefits of $800,000 ($500,000, net of federal tax) for state and local jurisdictions’ assessments for examinations for June 30, 2004 and prior years. The Company also is no longer subject to federal examination for the tax period ended December  31, 2004.

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

The Company is allowed to recover environmental remediation expenditures through rates in certain jurisdictions within its Distribution segment. Although significant charges to earnings could be required prior to rate recovery for jurisdictions that do not have rate recovery mechanisms, management does not believe that environmental expenditures will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. The table below reflects the amount of accrued liabilities recorded in the unaudited interim Condensed Consolidated Balance Sheet at September 30, 2008 and December 31, 2007 to cover probable environmental response actions:

	September 30,	December 31,
	2008	2007
	(In thousands)

Current	$5,405	$6,772
Noncurrent	14,660	15,209
Total Environmental Liabilities	$20,065	$21,981

SPCC Rules.  In May 2007, the EPA extended the SPCC rule compliance dates until July 1, 2009, permitting owners and operators of facilities to prepare or amend and implement SPCC Plans in accordance with previously enacted modifications to the regulations.  In October 2007, the EPA proposed amendments to the SPCC rules with the stated intention of providing greater clarity, tailoring requirements, and streamlining requirements.  The Company is currently reviewing the impact of the modified regulations on operations in its Transportation and Storage and Gathering and Processing segments and may incur costs for tank integrity testing, alarms and other associated corrective actions as well as potential upgrades to containment structures.  Costs associated with such activities cannot be estimated with certainty at this time, but the Company believes such costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Transportation and Storage Segment Environmental Matters.

Gas Transmission Systems. Panhandle is responsible for environmental remediation at certain sites on its gas transmission systems for contamination resulting from the past use of lubricants containing PCBs in compressed air systems; the past use of paints containing PCBs; and the prior use of wastewater collection facilities and other on-site disposal areas. Panhandle has developed and is implementing a program to remediate such contamination. Remediation and decontamination has been completed at each of the 35 compressor station sites where auxiliary buildings that house the air compressor equipment were impacted by the past use of lubricants containing PCBs.  At some locations, PCBs have been identified in paint that was applied many years ago.  A program has been implemented to remove and dispose of PCB impacted paint during painting activities. At one location on the Trunkline system, PCBs were discovered on the painted surfaces of equipment in a

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

building that is outside the scope of the compressed air system program and the existing PCB impacted paint program.  The estimated cost to remediate the painted surfaces at this location is approximately $300,000.  Preliminary assessments were completed at all compressor station locations as of September 30, 2008.  Subsequent focused assessments indicated PCBs at regulated levels in a small number of samples at 18 locations.  Until the complete results of the assessment program are available and the analysis is completed, the costs associated with remediation of the painted surfaces cannot be reasonably estimated.

Other remediation typically involves the management of contaminated soils and may involve remediation of groundwater. Activities vary with site conditions and locations, the extent and nature of the contamination, remedial requirements, complexity and sharing of responsibility.  The ultimate liability and total costs associated with these sites will depend upon many factors. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, Panhandle could potentially be held responsible for contamination caused by other parties. In some instances, such as the Pierce waste oil sites described below, Panhandle may share liability associated with contamination with other PRPs.  Panhandle may also benefit from contractual indemnities that cover some or all of the cleanup costs. These sites are generally managed in the normal course of business or operations.  The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

On June 16, 2005, PEPL experienced a release of liquid hydrocarbons near Pleasant Hill, Illinois. The EPA took the lead role in overseeing the subsequent cleanup activities, which have been completed.  PEPL has resolved claims of affected boat owners and the marina operator.  PEPL received a violation notice from the IEPA alleging that PEPL was in apparent violation of several sections of the Illinois Environmental Protection Act by allowing the release. The violation notice did not propose a penalty.  Responses to the violation notice were submitted and the responses were discussed with the agency. In December 2005, the IEPA notified PEPL that the matter might be considered for referral to the Office of the Attorney General, the State’s Attorney or the EPA for formal enforcement action and the imposition of penalties.  The only contact from the IEPA on this matter has been three requests for information to which the Company responded in January 2007, April 2008 and August 2008.  The Company believes the outcome of this matter will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Air Quality Control. In early April 2007, the IEPA proposed a rule to the IPCB for adoption to control NOx emissions from reciprocating engines and turbines, including a provision applying the rule beyond issues addressed by federal provisions, pursuant to a blanket statewide application.  After objections were filed with the IPCB, the IEPA filed an amended proposal withdrawing the statewide applicability provisions of the proposed rule and applying the rule requirements to non-attainment areas. The amended proposal was approved on January 10, 2008.  No controls on PEPL and Trunkline stations are required under the most recent proposal. However, the IEPA indicated in earlier industry discussions that it was reserving the right to make future proposals for statewide controls.  In the event the IEPA proposes a statewide rule again, preliminary estimates indicate the cost of compliance would require minimum capital expenditures of approximately $45 million for emission controls.

The KDHE has established certain contingency measures as part of the agency’s ozone maintenance plan for the Kansas City area.  These measures will be triggered if there are any new elevated ozone readings in the Kansas City area.  One of the NOx emission sources that will be impacted is the PEPL Louisburg compressor station.  In addition, the U.S. EPA has revised the ozone standard and the Kansas City area will likely be designated as a non-attainment area under the new and stricter standard.  A meeting was held with KDHE on August 14, 2008 to discuss issues associated with reducing emissions at the Louisburg compressor station.  In the event KDHE requires emission reductions, it is estimated that approximately $14 million in capital expenditures will be required.

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

Air Quality Control. On June 16, 2006, SUGS, as the facility operator and holder of a 50 percent interest in a partnership that leases the Grey Ranch facility, submitted information to the TCEQ in connection with a request to permit the Grey Ranch facility to continue its current level of emissions.  The State of Texas required all previously grandfathered emission sources to obtain permits or shut down by March 1, 2008.  By letter dated September 5, 2007, the TCEQ issued a permit extending current emission levels to March 1, 2009.  Prior to the conclusion of the extension period, SUGS must obtain appropriate permits and implement an emission control strategy that achieves specific maximum allowable emissions rates.  It is anticipated that the Company will not bear any of the costs associated with the emission controls.  It is expected that Roc Gas Company, or one of its affiliates, which holds the other 50 percent interest in the partnership that leases the Grey Ranch facility (and also owns the site and facility), will bear all the costs necessary to construct control devices and modify its nearby compression facilities in order to meet maximum allowable emission limits.

Distribution Segment Environmental Matters.

The Company is responsible for environmental remediation at various contaminated sites that are primarily associated with former MGPs and sites associated with the operation and disposal activities of former MGPs that produced a fuel known as “town gas”. Some byproducts of the historic manufactured gas process may be regulated substances under various federal and state environmental laws. To the extent these byproducts are present in soil or groundwater at concentrations in excess of applicable standards, investigation and remediation may be required.  The sites include properties that are part of the Company’s ongoing operations, sites formerly owned or used by the Company and sites owned by third parties. Remediation typically involves the management of contaminated soils and may involve removal of old MGP structures and remediation of groundwater. Activities vary with site conditions and locations, the extent and nature of the contamination, remedial requirements, complexity and sharing of responsibility; some contamination may be unrelated to former MGPs. The ultimate liability and total costs associated with these sites will depend upon many factors. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, the Company could potentially be held responsible for contamination caused by other parties.  In some instances, the Company may share liability associated with contamination with other PRPs, and may also benefit from insurance policies or contractual indemnities that cover some or all of the cleanup costs. These sites are generally managed in the normal course of business or operations. The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

North Attleborough MGP Site in Massachusetts.  In November 2003, the MDEP issued a Notice of Responsibility to New England Gas Company, acknowledging receipt of prior notifications and investigative reports submitted by New England Gas Company, following the discovery of suspected coal tar material at the site.  Subsequent sampling in the adjacent river channel revealed sediment impacts necessitating the investigation of off-site properties.  The Company, working with the MDEP, is in the process of performing assessment work at these properties.  In a September 2006 report filed with the MDEP, the Company proposed a remedy for the upland portion of the site by means of an engineered barrier.  Construction of this remedy was completed in October 2008.  Assessment activities continue both on- and off-site to define the nature and extent of the impacts.  It is estimated that the Company will spend approximately $7.5 million over the next several years to complete the investigation and remediation activities at this site, as well as maintain the engineered barrier.  As New England Gas Company is allowed to recover environmental remediation expenditures through rates associated with its Massachusetts operations, the estimated costs associated with this site have been included in Regulatory assets in the Condensed Consolidated Balance Sheet.

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

Bay Street, Tiverton, Rhode Island Site. On March 17, 2003, the RIDEM sent the Company’s New England Gas Company division a letter of responsibility pertaining to soils allegedly impacted by historic MGP residuals in a residential neighborhood in Tiverton, Rhode Island. Without admitting responsibility or accepting liability, New England Gas Company began assessment work in June 2003 and has continued to perform assessment field work since that time. On September 19, 2006, RIDEM filed an Amended Notice of Violation seeking an administrative penalty of $1,000/day, which as of the date of RIDEM’s filing totaled $258,000 and continues to accrue.  In June 2007, the Rhode Island Legislature considered, but failed to adopt, legislation that would have increased the maximum administrative penalty under a Notice of Violation to $50,000/day on a prospective basis.  Similar legislation was considered in June 2008 that would have increased the maximum administrative penalty under a Notice of Violation to $25,000/day on a prospective basis.  That proposed legislation was not adopted.  On April 19, 2007, the Company filed a complaint, and an accompanying preliminary injunction motion, against RIDEM in Rhode Island Superior Court, seeking, among other things, a declaratory judgment that RIDEM's Amended Notice of Violation is premised on an unlawful application of RIDEM's regulations and that RIDEM's pending administrative proceeding against the Company is invalid.  On July 13, 2007, the Superior Court dismissed the Company’s suit, finding that RIDEM’s AAD has original jurisdiction to determine “responsible party” status and finding premature the Company’s challenge to RIDEM’s unlawful application of its own regulations because the Company did not first seek a ruling on that issue from RIDEM’s AAD.  The Company has appealed from part of the Superior Court’s ruling, and has also filed a motion for summary judgment in the AAD proceeding seeking dismissal thereof based on RIDEM’s unlawful application of its own regulations.  Briefing on the summary judgment motion is now complete.  The Hearing Officer in the AAD proceeding has not yet issued a ruling on that motion.  In consideration of the ongoing settlement discussions described below, the RIDEM administrative proceeding has been stayed.  The Company will continue to vigorously defend itself in the AAD proceeding.

During 2005, four lawsuits were filed against New England Gas Company in Rhode Island regarding the Tiverton neighborhood.  These lawsuits were consolidated for trial.  The plaintiffs seek to recover damages for the diminution in value of their property, lost use and enjoyment of their property and emotional distress in an unspecified amount. The Company removed the lawsuits to federal court and filed motions to dismiss.  On November 3, 2006, the Court dismissed plaintiffs’ claims relating to gross negligence, private nuisance, infliction of emotional distress and violation of the Rhode Island Hazardous Waste Management Act.  The Court denied the Company’s motion to dismiss as to claims relating to negligence, strict liability and public nuisance, as well as plaintiffs’ request for punitive damages.  In September and October 2007, the court granted the Company’s motion to serve third-party complaints on a total of nine PRPs.  Among the PRPs the Company impleaded is the Town of Tiverton, which asserted a counterclaim against the Company under the Comprehensive Environmental Response, Compensation, and Liability Act.  On January 30, 2008, the Court denied the Company's motion for partial judgment on the pleadings seeking dismissal of plaintiffs' claims for remediation, finding, contrary to the Company's contention, that RIDEM does not have exclusive jurisdiction to determine the responsibility for and extent of remediation of plaintiffs' properties.  On February 13, 2008, the Court entered a "Trial Order" superseding several prior orders, and directing that (1) on or about April 24, 2008, the Court will conduct a "Phase I" trial on claims asserted by plaintiffs and by Tiverton against the Company; (2)  the Phase I trial will be bifurcated into a liability stage, and, if necessary, a damages stage, with both stages to be tried before the same jury; (3) the discovery cutoff date for the Phase I trial is extended from February 29 to March 21, 2008; (4) if necessary, a

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

“Phase II” trial shall address the Company's third-party claims against the PRPs it has impleaded; and (5) the parties to the Phase II trial shall have 120 days after the Phase I trial to conduct discovery related thereto.  The Court subsequently ruled that Tiverton’s claims against the Company will be tried in the Phase II trial.  The Company filed a motion seeking extension of the discovery and trial date, which was denied in material part.  The Phase I trial, which was scheduled to commence on April 28, 2008, was adjourned without date by the Court in consideration of the progress of settlement discussions between the Company and the plaintiffs.  The Court held a conference on November 5, 2008 regarding the status of settlement discussions.  No settlement has been reached.  A new Phase I trial date has not been set.  The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Mercury Release.  In October 2004, New England Gas Company discovered that one of its facilities had been broken into and that mercury had been released both inside a building and in the immediate vicinity, including a parking lot in a neighborhood several blocks away. Mercury from the parking lot was apparently tracked into nearby apartment units, as well as other buildings. Cleanup was completed at the property and nearby apartment units. The vandals who broke into the facility were arrested and convicted. On October 16, 2007, the U.S. Attorney in Rhode Island filed a three-count indictment against the Company in the U.S. District Court for the District of Rhode Island alleging violation of permitting requirements under the federal RCRA and notification requirements under the federal Emergency Planning and Community Right to Know Act (EPCRA) relating to the 2004 incident.  The Company entered a not guilty plea on October 29, 2007 and trial commenced on September 22, 2008.  On October 15, 2008, the jury acquitted Southern Union on the EPCRA count and one of the two RCRA counts, and found the Company guilty on the other RCRA count.  The Company intends to file post-verdict motions not later than December 1, 2008.  In the event such motions are not granted, sentencing as regards the single RCRA count, is scheduled for February 20, 2009.  The Company believes the outcome of this matter will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

Jack Grynberg.  Jack Grynberg, an individual, filed actions for damages against a number of companies, including Panhandle, now transferred to the U.S. District Court for the District of Wyoming, alleging mis-measurement of gas volumes and Btu content, resulting in lower royalties to mineral interest owners.  Among the defendants are Panhandle, Citrus, Florida Gas and certain of their affiliates (Company Defendants).  On October 20, 2006, the District Judge adopted in part the earlier recommendation of the Special Master in the case and ordered the dismissal of the case against the Company Defendants.  Grynberg is appealing that action to the Tenth Circuit Court of Appeals.  Grynberg’s opening brief was filed on July 31, 2007.  Respondents filed their brief rebutting Grynberg’s arguments on November 21, 2007.  A hearing before the Court of Appeals was held on September 25, 2008.  The Court has not yet ruled on Grynberg’s appeal.  A similar action, known as the Will Price litigation, also has been filed against a number of companies, including Panhandle, in U.S. District Court for the District of Kansas.  Panhandle is currently awaiting the decision of the trial judge on the defendants’ motion to dismiss the Will Price action.  Panhandle and the other Company Defendants believe that their measurement practices conformed to the terms of their FERC gas tariffs, which were filed with and approved by FERC.  As a result, the Company believes that it has meritorious defenses to these lawsuits (including FERC-related affirmative defenses, such as the filed rate/tariff doctrine, the primary/exclusive jurisdiction of FERC, and the defense that Panhandle and the other Company Defendants complied with the terms of their tariffs) and will continue to vigorously defend against them, including any appeal from the dismissal of the Grynberg case.  The Company does not believe the outcome of these cases will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

GP II Energy Litigation.  On October 23, 2006, landowners filed suit against the Company in the 109th District Court of Winkler County, Texas, seeking money damages, equitable relief and punitive damages alleging continuing pollution to underground aquifers underlying the plaintiffs’ approximately 16,000 acre property. SUGS operated the Halley Plant, a hydrocarbon processing facility, which is located on a limited portion of the plaintiff landowners’ ranch pursuant to a lease.  On February 15, 2008, the Company learned that plaintiffs significantly revised their claims to include approximately $40 million in economic damages and approximately $85 million in punitive damages.  On March 31, 2008, plaintiffs filed a third amended petition revising their claims to include approximately $96 million in economic damages and approximately $193 million in punitive damages.  The parties finalized a settlement of the case in October 2008, pursuant to which SUGS paid $1.4 million to the plaintiffs and all claims were dismissed with prejudice.

Other Commitments and Contingencies.

2008 Hurricane Damage.  In September 2008, Hurricanes Gustav and Ike came ashore on the Louisiana and Texas coasts.  Damage from the hurricanes have affected both the Company’s Transportation and Storage and Gathering and Processing segments.  Offshore transportation facilities, including Sea Robin and Trunkline’s Terrebonne system,  suffered damage to several platforms and are continuing to experience reduced volumes.  The SUGS business was indirectly adversely affected by Hurricane Ike.

With respect to the Company’s preliminary damage assessments associated with Hurricane Gustav, the Company estimates an expense impact to its facilities totaling approximately $3 million, which was recorded in the third quarter of 2008.  The capital expenditure impact related to the hurricane was insignificant.  As these amounts are below the Company’s $10 million property insurance deductible, the Company does not expect any of the repair and replacement costs associated with Hurricane Gustav to be reimbursed by its property insurance carrier.

With respect to the Company’s preliminary damage assessments associated with Hurricane Ike, the Company estimates an expense impact related to its facilities totaling approximately $7 million, which was recorded in the third quarter of 2008.  The Company also preliminarily estimates that capital expenditures relating to the hurricane will total approximately $90 million in 2008 and 2009.  The estimates are subject to further revision as the assessment of the damage to the Company’s facilities is ongoing.  The Company anticipates reimbursement from its property insurance carrier for a significant portion of the damages in excess of its $10 million deductible; however, the  recoverable amount is subject to pro rata reduction to the extent that the level of total accepted claims from all insureds exceeds the carrier’s $750 million aggregate exposure limit.  The Company’s insurance provider has announced that it expects to reach the $750 million limit, but the amount of any applicable pro rata reduction cannot be determined until the Company’s insurance provider has completed its assessment of all submitted claims.

With respect to the Company’s Gathering and Processing segment, SUGS’ facilities were not affected by the hurricanes.  SUGS’ third-party NGL fractionator sustained damage to its Mont Belvieu, Texas facility as a result of Hurricane Ike.  SUGS was forced to shut in its natural gas processing plants and attendant production on September 11, 2008 for approximately a week, and operated at reduced production levels for the remainder of the month.  The majority of SUGS’ September 2008 NGL production was fractionated and sold, with approximately 3.1 million gallons of NGL delivered into Mont Belvieu storage pending completion of repairs resulting from the hurricane and a previously scheduled maintenance outage at the fractionation facility for approximately four weeks during the fourth quarter of 2008.  The stored NGL totaling $2.5 million as of September 30, 2008 is included in Inventories in the Condensed Consolidated Balance Sheet.

2005 Hurricane Damage.  Late in the third quarter of 2005, Hurricanes Katrina and Rita came ashore along the Upper Gulf Coast.  These hurricanes caused damage to property and equipment owned by Sea Robin, Trunkline, and Trunkline LNG.  The Company has filed approximately $32 million of damage claims related to the hurricanes, primarily amounts for repairs, replacement or abandonment of damaged property and equipment at Sea Robin and Trunkline.  The Company has received reimbursement from its property insurance carrier for a significant portion of the damages in excess of the $5 million deductible in effect in 2005.  Such reimbursement is currently estimated by the Company’s property insurance carrier to be limited to 63 percent of the portion of the claimed damages accepted by the insurance carrier, based on a pro rata reduction to the extent accepted claims exceeded the carrier’s $1 billion aggregate exposure limit.  As of September 30, 2008, the Company has received payments of $13 million from its insurance carrier, representing a 55 percent payout to date of the 63 percent payout ultimately expected.  No additional receivables due from the insurance carrier have been recorded related to the hurricane claims as of September 30, 2008.

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

The Gathering and Processing segment is primarily engaged in connecting wells of natural gas producers to its gathering system, treating natural gas to remove impurities to meet pipeline quality specifications, processing natural gas for the removal of NGL, and redelivering natural gas and NGL to a variety of markets.  Its operations are conducted through SUGS in Texas and New Mexico.

The Distribution segment is primarily engaged in the local distribution of natural gas in Missouri and Massachusetts.

Revenue included in the Corporate and other category is primarily attributable to PEI Power Corporation, which generates and sells electricity.  PEI Power Corporation does not meet the quantitative threshold for segment reporting.

The Company evaluates operational and financial segment performance based on several factors, of which the primary financial measure is EBIT, which is a non-GAAP measure.  The Company defines EBIT as Net earnings available for common stockholders, adjusted for the following:

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

Sales of products or services between segments are billed at regulated rates or at market rates, as applicable.  There were no material intersegment revenues during the three- and nine-month periods ended September 30, 2008 and 2007.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth certain selected financial information for the Company’s segments for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Segment Data	2008	2007	2008	2007
	(In thousands)
Revenues from external customers:
Transportation and Storage	$173,400	$158,963	$528,784	$489,699
Gathering and Processing	392,328	285,182	1,248,313	887,111
Distribution	89,892	80,093	561,449	513,864
Total segment operating revenues	655,620	524,238	2,338,546	1,890,674
Corporate and other	1,663	1,235	4,490	3,080
Total consolidated revenues from external
customers	$657,283	$525,473	$2,343,036	$1,893,754

Depreciation and amortization expense:
Transportation and Storage	$26,133	$21,863	$76,885	$63,634
Gathering and Processing	15,721	14,713	46,537	43,849
Distribution	7,615	7,633	22,909	22,646
Total segment depreciation and amortization	49,469	44,209	146,331	130,129
Corporate and other	580	691	1,662	1,901
Total depreciation and amortization expense	$50,049	$44,900	$147,993	$132,030

Segment performance:
Transportation and Storage EBIT	$89,128	$90,129	$292,822	$300,906
Gathering and Processing EBIT	26,951	20,020	67,641	41,506
Distribution EBIT	3,613	9,173	36,733	49,162
Total segment EBIT	119,692	119,322	397,196	391,574
Corporate and other	(19)	517	5,194	6,186
Interest expense	53,232	50,703	154,536	154,034
Federal and state income tax expense	19,665	23,853	75,260	68,747
Net earnings	46,776	45,283	172,594	174,979
Preferred stock dividends	2,264	4,342	10,041	13,024
Loss on extinguishment of preferred stock	2,036	-	4,031	-
Net earnings available for common stockholders	$42,476	$40,941	$158,522	$161,955

Expenditures for long-lived assets:
Transportation and Storage	$75,023	$181,771	$347,852	$379,070
Gathering and Processing	19,365	9,560	52,144	33,377
Distribution	12,152	11,501	28,860	30,240
Total segment expenditures for
long-lived assets	106,540	202,832	428,856	442,687
Corporate and other	5,479	841	7,235	2,394
Total consolidated expenditures for
long-lived assets (1)	$112,019	$203,673	$436,091	$445,081

_______________________

(1)  Includes net capital accruals totaling $(16.4) million and $26.9 million for the three-month periods ended September 30, 2008 and 2007, respectively and $(32.7) million and $63 million for the nine-month periods ended September 30, 2008 and 2007, respectively.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30,	December 31,
Segment Data	2008	2007
	(In thousands)
Total assets:
Transportation and Storage	$4,891,700	$4,550,822
Gathering and Processing	1,676,087	1,709,901
Distribution	1,094,558	1,020,460
Total segment assets	7,662,345	7,281,183
Corporate and other	99,293	116,730
Total consolidated assets	$7,761,638	$7,397,913

12. Fair Value Measurement

Adoption of Statement No. 157.

Effective January 1, 2008, the Company partially adopted Statement No. 157, which provides a framework for measuring fair value (see Note 2 – New Accounting Principles).  As defined in Statement No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about credit risk (both the Company’s own credit risk and counterparty credit risk) and the risks inherent in the inputs to any applicable valuation techniques.  These inputs can be readily observable, market corroborated, or generally unobservable.  The Company endeavors to utilize the best available information, including valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  Statement No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value as follows:

•	Level 1 – Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•
Level 2 – Observable inputs such as: (i) quoted prices for similar assets or liabilities in active markets; (ii) quoted prices for identical or similar assets or liabilities in markets that are not active; or (iii) valuations based on pricing models where significant inputs (e.g., interest rates, yield curves, etc.) are observable for the assets or liabilities, are derived principally from observable market data, or can be corroborated by observable market data, for substantially the full term of the assets or liabilities; and

•
Level 3 – Unobservable inputs, including valuations based on pricing models, discounted cash flow methodologies or similar techniques where at least one significant model assumption or input is unobservable.  Unobservable inputs are used to the extent that observable inputs are not available and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the assets or liabilities.  Unobservable inputs are based on the best information available in the circumstances, which might include the Company’s own data.

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at September 30, 2008.

	Fair Value	Fair Value Measurements at September 30, 2008
	as of	Using Fair Value Hierarchy
	September 30, 2008	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents (money
market investments)	$820	$820	$-	$-
Commodity derivatives	22,114	-	(609)	22,723
Long-term investments	919	919	-	-
Total	$23,853	$1,739	$(609)	$22,723

Liabilities:
Commodity derivatives	$(54,591)	$-	$(54,591)	$-
Interest-rate derivatives	(18,325)	-	-	(18,325)
Total	$(72,916)	$-	$(54,591)	$(18,325)

The Company’s Level 3 instruments include commodity derivative instruments, such as natural gas and NGL processing spread swaps, and interest-rate swap derivatives that are valued using an income approach where at least one significant assumption or input to the underlying pricing model, discounted cash flow methodology or similar technique is unobservable – i.e. natural gas swap valuations include basis adjustments to NYMEX forward curves obtained from third-party pricing services; fractionation processing spread swap valuations include natural gas liquid forward curves derived from historical correlations of pricing data; and interest rate swap valuations include composite yield curves provided by the bank counterparty.  The financial assets and liabilities that the Company has categorized in Level 3 may later be reclassified to Level 2 when the Company is able to obtain additional observable market data to corroborate the unobservable inputs to models used to measure the fair value of these assets and liabilities.  The Company’s Level 2 instruments include natural gas swap derivatives that are valued based on pricing models where significant inputs are observable.  The Company’s Level 1 instruments consist of money market mutual funds and trading securities related to a non-qualified deferred compensation plan that are valued based on active market quotes.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present a reconciliation of the change in the Company’s financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated.

	Level 3 Financial Assets and Liabilities
	Assets	Liabilities
	Commodity	Commodity	Interest-rate
	Derivatives	Derivatives	Derivatives
	(In thousands)
Three Months Ended September 30, 2008
Beginning balance	$655	$50,305	$15,664
Reclassification between assets and liabilities	(50,305)	(50,305)	-
Total gains or losses (realized and unrealized):
Included in operating revenues (1)	4,327	-	-
Included in other comprehensive income	58,981	-	5,194
Purchases and settlements, net	9,065	-	(2,533)
Ending balance	$22,723	$-	$18,325

Nine Months Ended September 30, 2008
Beginning balance	$1,320	$(5,404)	$17,121
Reclassification between assets and liabilities	5,404	5,404	-
Total gains or losses (realized and unrealized):
Included in operating revenues (1)	(23,875)	-	-
Included in other comprehensive income	19,440	-	6,229
Purchases and settlements, net	20,434	-	(5,025)
Ending balance	$22,723	$-	$18,325

___________________
(1)
The amount included in operating revenues for the three months ended September 30, 2008 that is attributable to the change in unrealized gains or losses relating to commodity derivative assets and commodity derivative liabilities held at September 30, 2008 was a $14.7 million gain and nil, respectively.  The amount included in operating revenues for the nine months ended September 30, 2008 that is attributable to the change in unrealized gains or losses relating to commodity derivative assets and commodity derivative liabilities held at September 30, 2008 was a $4.8 million loss and nil, respectively.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Gathering and Processing Segment Derivative Financial Instruments. The following table summarizes SUGS' principal commodity derivative instruments as of September 30, 2008 (all instruments are settled monthly), which were developed based upon operating conditions and expected equity NGL sales volumes.

			Volumes (MMBtu/d)
Instrument Type	Index	Average Price (per MMBtu)	2008	2009	Fair Value Asset (Liability)
					(In thousands)
Natural Gas - Cash Flow Hedges (1)
Swap	IF - Waha	$8.01	5,525	-	$1,155
Swap	IF - El Paso Permian	8.01	4,475	-	935
Swap	Gas Daily - Waha	8.42	11,050	-	2,726
Swap	Gas Daily - Waha	9.49	-	11,050	8,932
Swap	Gas Daily - El Paso Permian	8.42	8,950	-	2,208
Swap	Gas Daily - El Paso Permian	9.49	-	8,950	7,235
		Total Swaps	30,000	20,000	$23,191

Processing Spread - Economic Hedges (2)
Put	IF - Waha	$8.15	6,119	-	$475
Put	IF - El Paso Permian	8.15	4,956	-	385
		Total Puts	11,075	-	$860

Swap	Gas Daily - Waha	$6.85	15,981	-	$(2,836)
Swap	Gas Daily - Waha	7.40	-	16,575	1,406
Swap	Gas Daily - El Paso Permian	6.85	12,944	-	(2,297)
Swap	Gas Daily - El Paso Permian	7.40	-	13,425	1,139
		Total Swaps	28,925	30,000	$(2,588)

__________________
(1)
The Company’s natural gas swap arrangements have been designated as cash flow hedges.  The effective portion of changes in the fair value of the cash flow hedges is recorded in Accumulated other comprehensive loss until the related hedged items impact earnings.  Any ineffective portion of a cash flow hedge is reported in current-period earnings.

(2)	The Company’s processing spread put and swap arrangements are treated as economic hedges, with the change in fair value reported in current-period earnings.

There were no up-front costs associated with the derivative instruments entered into in 2008.

13. Regulation and Rates

The Company commenced construction of an enhancement at its Trunkline LNG terminal in February 2007.  This infrastructure enhancement project, which was originally expected to cost approximately $250 million, plus capitalized interest, will increase send out flexibility at the terminal and lower fuel costs.  Recent cost projections indicate the construction costs will likely be approximately $400 million, plus capitalized interest.  The revised costs, which are under review, reflect increases in the quantities and cost of materials required, higher contract labor costs, including reduced productivity due to an August 2008 tropical storm and the two September 2008 hurricanes, and an allowance for additional contingency funds, if needed.  The negotiated rate with the project’s customer, BG LNG Services, will be adjusted based on final capital costs pursuant to a contract-based formula.  The project is currently expected to be in operation around the end of the second quarter of 2009.  In addition, Trunkline LNG and BG LNG Services have agreed to extend the existing terminal and pipeline services agreements to coincide with the infrastructure enhancement project contract, which runs 20 years from the in-service date.  Approximately $311.9 million and $178.3 million of costs are included in the line item Construction work-in-progress at September 30, 2008 and December 31, 2007, respectively.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Sea Robin filed a rate case with FERC in June 2007, requesting an increase in its maximum rates.  Several parties submitted protests to the rate increase filing with FERC.  On July 30, 2007, FERC suspended the effectiveness of the filed rate increase until January 1, 2008.  The filed rates were put into effect on January 1, 2008, subject to refund.  On February 14, 2008, at the request of the participants in the proceeding, the procedural schedule was suspended to facilitate the filing of a settlement.  On April 29, 2008, Sea Robin submitted to FERC a Stipulation and Agreement (Settlement) that would resolve all issues in the proceeding.  The Administrative Law Judge certified the Settlement to FERC on June 3, 2008.  The Settlement is currently pending further FERC action.  Customer refund liability provisions of approximately $3.4 million, including interest, have been recorded as of September 30, 2008.

On July 17, 2008, New England Gas Company made a filing with the MDPU seeking to implement an annual base rate increase of approximately $5.6 million.  It is expected that new rates resulting from this filing will not take effect until February 1, 2009.

On September 15, 2008, New England Gas Company made a filing with the MDPU seeking recovery of approximately $4 million, or 50 percent of the amount by which its 2007 earnings fell below a return on equity of 7 percent.  This filing was made pursuant to New England Gas Company’s rate settlement approved by the MDPU in 2007.  The procedural schedule is expected to conclude by the end of the first quarter of 2009 and, if approved, the rate change would be implemented on or before November 1, 2009.

On July 1, 2008, the Circuit Court of Greene County, Missouri made a docket entry indicating that, following judicial review, it had affirmed the Report and Order issued by the MPSC resolving Missouri Gas Energy’s general rate increase that went into effect on April 3, 2007.  While that judicial review proceeding, which had been initiated by both Missouri Gas Energy (challenging the adequacy of the overall rate increase awarded) and the Office of the Public Counsel (challenging the design of residential distribution rates that eliminates the impact of weather and conservation for residential margin revenues and related earnings), has been appealed to the Southern District of the Missouri Court of Appeals by both Missouri Gas Energy and the Office of the Public Counsel, the Company does not believe the outcome of the judicial review will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

14. Stockholders’ Equity

Dividends.  The table below presents the amount of cash dividends declared and paid in the respective periods:

Shareholder Record Date	Date Paid	Amount Per Share	Amount Paid
			(In thousands)

September 26, 2008	October 10, 2008	$0.15	$18,597
June 27, 2008	July 11, 2008	0.15	18,595
March 28, 2008	April 11, 2008	0.15	18,592

Preferred Stock.  On May 22, 2008, the Company announced that the Finance Committee of its Board of Directors had authorized a program to repurchase a portion of the depositary shares representing ownership of its Preferred Stock.  Repurchases are made at the Company’s discretion in the open market and through privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors.  The Company has the right to redeem all of the Preferred Stock at any time at par after October 8, 2008.  During the three-month period ended September 30, 2008, the Company paid $62.3 million to repurchase 2,482,250 depository shares representing 248,225 shares of Preferred Stock, resulting in a $2 million loss adjustment charged to Retained earnings which reduced Net earnings available for common stockholders.  During the nine-month period ended September 30, 2008, the Company paid $110.9 million to repurchase 4,401,087 depository shares representing 440,109 shares of Preferred Stock, resulting in a $4 million loss adjustment charged to Retained earnings which reduced Net earnings available for common stockholders.  In October 2008, the Company paid $4.3 million to repurchase an additional 198,900 depositary shares representing 19,890 shares of Preferred Stock, which will result in a $500,000 gain adjustment to Retained earnings increasing Net earnings available for common stockholders.

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

OVERVIEW

The Company’s business purpose is to provide gathering, processing, transportation, storage and distribution of natural gas and NGL in a safe, efficient and dependable manner.  The Company’s reportable business segments are determined based on the way internal managerial reporting presents the results of the Company’s various businesses to its executive management for use in determining the performance of the businesses and in allocating resources to the businesses as well as based on similarities in economic characteristics, products and services, types of customers, methods of distribution and regulatory environment.  The Company operates in three reportable segments:  Transportation and Storage, Gathering and Processing, and Distribution.

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

The following table provides a reconciliation of EBIT (by segment) to Net earnings available for common stockholders.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
EBIT:
Transportation and storage segment	$89,128	$90,129	$292,822	$300,906
Gathering and processing segment	26,951	20,020	67,641	41,506
Distribution segment	3,613	9,173	36,733	49,162
Corporate and other	(19)	517	5,194	6,186
Total EBIT	119,673	119,839	402,390	397,760
Interest	53,232	50,703	154,536	154,034
Earnings before income taxes	66,441	69,136	247,854	243,726
Federal and state income tax expense	19,665	23,853	75,260	68,747
Net earnings	46,776	45,283	172,594	174,979
Preferred stock dividends	2,264	4,342	10,041	13,024
Loss on extinguishment of preferred stock	2,036	-	4,031	-

Net earnings available for common stockholders	$42,476	$40,941	$158,522	$161,955

Three-month period ended September 30, 2008 versus the three-month period ended September 30, 2007.  The Company’s $1.5 million increase in Net earnings available for common stockholders in the three-month period ended September 30, 2008 versus the same period in 2007 was primarily due to:

•
Higher EBIT contributions of $6.9 million from the Gathering and Processing segment primarily due to higher market-driven realized average natural gas and NGL prices in 2008 and the impact of $1.5 million of net hedging gains in 2008 versus 2007, partially offset by reduced natural gas and NGL sales in September 2008 when the Company was forced to shut in its natural gas processing plants and attendant production because of damage by Hurricane Ike to the Company’s third-party NGL fractionator, the establishment of a $2.7 million bad debt reserve for receivables associated with a company that filed for bankruptcy protection and a $1.4 million charge related to settlement of the GP II Energy litigation;

•
Lower income tax expense of $4.2 million primarily due to the EITR of 30 percent in the 2008 period versus 35 percent in the 2007 period primarily due to the impact of state income tax rate changes resulting in higher state income tax rates in the 2007 period, partially offset by a decrease in the tax benefit associated with the dividends received deduction as a result of lower estimated dividends from the Company’s unconsolidated investment in Citrus;

•
Lower EBIT contributions of $5.6 million from the Distribution segment primarily due to $2.7 million of higher operating expenses primarily attributable to higher injuries and damage litigation claims and higher provisions for uncollectible customer accounts and lower net revenues of $1.8 million primarily due to lower market-driven pipeline capacity release and off-system sales in the 2008 period versus the 2007 period;

•
Higher interest expense of $2.5 million primarily due to higher outstanding long-term debt balances in the 2008 period versus the 2007 period, partially offset by lower interest expense resulting from the effect of lower LIBOR-based interest rates on the Company’s variable interest rate debt and lower outstanding balances associated with the Company’s credit facilities in the 2008 period versus the 2007 period; and

•
Lower EBIT contributions of $1 million from the Transportation and Storage segment primarily due to a $2.1 million decrease in equity earnings from the Company’s unconsolidated investment in Citrus primarily due to its higher operating expenses, partially offset by a higher EBIT contribution of $1.1 million from Panhandle primarily attributable to higher transportation reservation revenues, partially offset by higher operating expenses.

 Nine-month period ended September 30, 2008 versus the nine-month period ended September 30, 2007.  The Company’s $3.4 million decrease in Net earnings available for common stockholders in the nine-month period ended September 30, 2008 versus the same period in 2007 was primarily due to:

•
Lower EBIT contributions of $12.4 million from the Distribution segment primarily due to higher operating expenses of $9.9 million primarily attributable to higher environmental remediation and benefit costs and higher provisions for uncollectible customer accounts and lower net revenues of $2 million primarily due to lower market-driven pipeline capacity release and off-system sales in the 2008 period versus the 2007 period;

•
Lower EBIT contributions of $8.1 million from the Transportation and Storage segment primarily due to lower equity earnings of $20.8 million primarily resulting from $18.7 million of nonrecurring gains in the 2007 period resulting from the sale of bankruptcy-related receivables and from the settlement of litigation, partially offset by higher EBIT contributions of $12.7 million in 2008 from Panhandle primarily attributable to higher transportation reservation revenues, partially offset by higher operating expenses;

•
Higher income tax expense of $6.5 million primarily due to the EITR of 30 percent in the 2008 period versus 28 percent in the 2007 period resulting from the decrease in the tax benefit associated with the reduction in the dividends received deduction as a result of lower estimated dividends from the Company’s unconsolidated investment in Citrus, partially offset by higher state income tax expense in 2007 attributable to an increase in state income tax rates; and

•
Higher EBIT contributions of $26.1 million from the Gathering and Processing segment primarily due to higher market-driven realized average natural gas and NGL prices in 2008 and lower fuel, flare and unaccounted for natural gas volumes in the 2008 period versus the 2007 period, partially offset by the impact of $24.5 million of higher net hedging losses in the 2008 period versus the 2007 period, reduced natural gas and NGL sales in September 2008 when the Company was forced to shut in its natural gas processing plants and attendant production because of damage by Hurricane Ike to the Company’s third-party NGL fractionator, the establishment of a $2.7 million bad debt reserve for receivables associated with a company that filed for bankruptcy protection and a $1.4 million charge related to settlement of the GP II Energy litigation.

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

Historically, much of the Transportation and Storage segment’s business was conducted through long-term contracts with customers.  Over the past several years, some customers within the segment have shifted to shorter term transportation services contracts.  This shift, which can increase the volatility of revenues, is primarily due to changes in market conditions and competition with other pipelines, new supply sources, changing supply sources and volatility in natural gas prices.  Average reservation revenue rates realized by the Transportation and Storage segment are dependent on certain factors, including but not limited to rate regulation, customer demand for reserved capacity, capacity sold levels for a given period and, in some cases, utilization of capacity.  Commodity revenues are also dependent upon a number of variable factors including weather, storage levels, and customer demand for firm, interruptible and parking services.  The majority of the Transportation and Storage segment revenues are related to firm capacity reservation charges.

The Company’s regulated transportation and storage businesses periodically file for changes in their rates, which are subject to approval by FERC.  Changes in rates and other tariff provisions resulting from these regulatory proceedings have the potential to impact negatively the Company’s results of operations and financial condition.

The following table presents the results of operations applicable to the Company’s Transportation and Storage segment for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Transportation and Storage Segment	2008	2007	2008	2007
	(In thousands)
Financial Information:
Operating revenues	$173,400	$158,963	$528,784	$489,699

Operating expenses	72,858	63,987	196,211	184,676
Depreciation and amortization	26,133	21,863	76,885	63,634
Taxes other than on income
and revenues	8,226	7,350	24,419	22,438
Total operating income	66,183	65,763	231,269	218,951
Earnings from unconsolidated
investments	22,212	24,300	60,026	80,822
Other income, net	733	66	1,527	1,133
EBIT	$89,128	$90,129	$292,822	$300,906

Operating information:
Panhandle natural gas volumes transported (TBtu)	356	341	1,085	1,116
Florida Gas natural gas volumes transported (TBtu) (1)	226	225	610	563

________________
(1)	Represents 100 percent of natural gas volumes transported by Florida Gas versus the Company’s effective equity ownership interest of 50 percent.

Three-month period ended September 30, 2008 versus the three-month period ended September 30, 2007. The $1 million EBIT reduction in the three-month period ended September 30, 2008 versus the same period in 2007 was primarily due to lower 2008 equity earnings of $2.1 million offset by a higher 2008 EBIT contribution from Panhandle totaling $1.1 million.

Equity earnings, primarily attributable to the Company’s unconsolidated investment in Citrus, were lower by $2.1 million in 2008 versus 2007 primarily due to the following items, adjusted where applicable to reflect the Company’s proportional equity share:

•
Higher operating expenses of $2.5 million primarily due to increased property taxes and higher overall costs experienced in 2008 applicable to employee labor and benefits, outside contract services costs and other operating costs;

•	Lower other income of $800,000 primarily due to reduced AFUDC;
•	Higher depreciation expense of $600,000 primarily due to increased plant placed in service;
•	Higher debt interest cost of $600,000 primarily due to higher average outstanding revolver debt balances;
•	Higher operating revenues of $1.4 million primarily due to higher reservation revenues attributable to increased capacity from prior expansions; and
•	Lower income taxes of $1.1 million primarily due to lower pre-tax earnings.

Panhandle’s $1.1 million EBIT improvement was primarily due to the following items:

•	Higher operating revenues of $14.4 million primarily related to the following items:
o
Higher transportation reservation revenues of $14.8 million primarily due to the phased completion of the Trunkline Field Zone Expansion project during the period December 2007 to February 2008 and reduced discounting resulting in higher average rates realized on contracts driven by higher customer demand;

o	Higher storage revenues of $1.9 million due to additional contracted storage capacity;
o
Higher commodity revenues of $300,000 primarily due to a rate increase on Sea Robin, net of related customer liability refund provisions, which includes the impact of approximately $1.4 million of lower revenues attributable to reduced volumes flowing after Hurricane Ike and lower parking revenues of $1.2 million due to market conditions; and

o	A $2.2 million decrease in LNG terminalling revenue due to lower volumes from a reduced number of LNG cargoes during 2008.

The Company preliminarily estimates lost revenue opportunities of $3 million will be experienced in the fourth quarter of 2008 as a result of Hurricane Ike.  Such preliminary estimate is subject to further update based upon the timing of the Company completing the repair and replacement of its damaged property and equipment and the timing of producers completing their interconnects to the Company’s offshore system.  Currently, the Company anticipates the majority of the interconnects will be completed by the 2008 year end.

•	Higher operating expenses of $8.9 million primarily attributable to:
o	Expense of $9.5 million for the estimated impact related to damages to the Company’s facilities resulting from Hurricanes Gustav and Ike;
o	A $2.3 million increase in contract storage costs resulting from an increase in leased storage capacity;
o	A $1.1 million decrease in LNG power costs resulting from a reduced number of cargoes during 2008;
o	A $1.7 million decrease in fuel tracker costs primarily due to a net over-recovery in 2008 versus a net under-recovery in 2007; and
o	A $1.6 million decrease in hydrostatic testing costs primarily due to a higher number of tests performed in the 2007 period.

•
Increased depreciation and amortization expense of $4.3 million due to a $643.9 million increase in property, plant and equipment placed in service after September 30, 2007.  Depreciation and amortization expense is expected to continue to increase primarily due to higher capital spending, primarily from the LNG terminal infrastructure enhancement and compression modernization construction projects; and

•
Increased taxes, other than on income and revenues, of $900,000 primarily due to higher property taxes attributable to higher property tax assessments resulting from increased earnings, partially offset by lower compressor fuel tax resulting from decreased LNG cargoes.

Nine-month period ended September 30, 2008 versus the nine-month period ended September 30, 2007. The $8.1 million EBIT reduction in the nine-month period ended September 30, 2008 versus the same period in 2007 was primarily due to lower 2008 equity earnings of $20.8 million offset by a higher 2008 EBIT contribution from Panhandle totaling $12.7 million.

Equity earnings, primarily attributable to the Company’s unconsolidated investment in Citrus, were lower by $20.8 million in 2008 versus 2007 primarily due to the following items, adjusted where applicable to reflect the Company’s proportional equity share:

•	A $15.1 million nonrecurring gain recorded in the 2007 period related to the settlement of litigation;
•	A $3.6 million nonrecurring gain recorded in the 2007 period related to the sale of bankruptcy-related receivables;
•
Higher operating expenses of $4 million primarily due to increased property taxes and higher overall costs experienced in 2008 applicable to employee labor and benefits, outside contract services costs and other operating costs;

•	Higher depreciation expense of $1.7 million primarily due to increased plant placed in service;
•
Higher operating revenues of $5.7 million primarily due to higher reservation revenues of $4 million attributable to increased capacity from prior expansions and the extra day in 2008 for the leap year; and

•	Lower income taxes of $6.7 million primarily due to lower pre-tax earnings.

Panhandle’s $12.7 million EBIT improvement was primarily due to the following items:

•	Higher operating revenues of $39.1 million primarily related to the following items:
o
Higher transportation reservation revenues of $37.9 million primarily due to the phased completion of the Trunkline Field Zone Expansion project during the period December 2007 to February 2008 and reduced discounting resulting in higher average rates realized on contracts driven by higher customer demand, and approximately $1.2 million of additional revenues attributable to the extra day in the 2008 leap year;

o
Higher commodity revenues of $7.1 million primarily due to a rate increase on Sea Robin, net of related customer liability refund provisions and the impact of approximately $1.4 million of lower revenues attributable to reduced volumes flowing after Hurricane Ike;

o	Higher storage revenues of $5.5 million due to increased leased storage capacity; and
o	A $10.5 million decrease in LNG terminalling revenue due to lower volumes from decreased LNG cargoes during 2008.

The Company preliminarily estimates lost revenue opportunities of $3 million will be experienced in the fourth quarter of 2008 as a result of Hurricane Ike.  Such preliminary estimate is subject to further update based upon the timing of the Company completing the repair and replacement of its damaged property and equipment and the timing of producers completing their interconnects to the Company’s offshore system.  Currently, the Company anticipates the majority of the interconnects will be completed by the 2008 year end.

•	Higher operating expenses of $11.5 million primarily attributable to:
o	Expense of $9.5 million for the estimated impact related to damages to the Company’s facilities resulting from Hurricanes Gustav and Ike;
o	An $8 million increase in contract storage costs resulting from an increase in leased storage capacity;
o
A $3.8 million increase in benefits primarily due to higher active and retiree medical costs experienced in the 2008 period and higher defined contribution savings plan expenses resulting from an increase in Panhandle savings plan benefits in March 2008;

o	A $3.1 million increase in insurance costs primarily due to higher property premiums;
o	A $9.5 million decrease in LNG power costs resulting from a reduced number of LNG cargoes during 2008; and
o	A $6.2 million decrease in fuel tracker costs primarily due to a net over-recovery in 2008 versus a net under-recovery in 2007.

•
Increased depreciation and amortization expense of $13.3 million due to a $643.9 million increase in property, plant and equipment placed in service after September 30, 2007.  Depreciation and amortization expense is expected to continue to increase primarily due to higher capital spending, primarily from the LNG terminal infrastructure enhancement and compression modernization construction projects and other capital expenditures; and

•
Increased taxes, other than on income and revenues, of $2 million primarily due to higher property taxes attributable to higher property tax assessments resulting from increased earnings, partially offset by lower compressor fuel tax on a reduced number of LNG cargoes.

Gathering and Processing Segment.  The Gathering and Processing segment is primarily engaged in connecting wells of natural gas producers to its gathering system, treating natural gas to remove impurities to meet pipeline quality specifications, processing natural gas for the removal of NGL, and redelivering natural gas and NGL to a variety of markets.

The following table presents the results of operations applicable to the Company’s Gathering and Processing segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Gathering and Processing Segment	2008	2007	2008	2007
	(In thousands)

Operating revenues, excluding impact of
commodity derivative instruments	$390,825	$285,229	$1,275,044	$889,323
Commodity derivative amount realized	(12,236)	166	(21,344)	(603)
Commodity derivative amount unrealized	13,739	(213)	(5,387)	(1,609)
Operating revenues	392,328	285,182	1,248,313	887,111
Cost of gas and other energy	(320,281)	(230,295)	(1,058,820)	(743,260)
Gross margin (1)	72,047	54,887	189,493	143,851
Operating expenses	27,488	20,240	70,626	58,763
Depreciation and amortization	15,721	14,713	46,537	43,849
Taxes other than on income and revenues	976	720	3,495	2,199
Total operating income	27,862	19,214	68,835	39,040
Earnings from unconsolidated investments	(914)	263	(1,180)	947
Other expense, net	3	543	(14)	1,519
EBIT	$26,951	$20,020	$67,641	$41,506

Operating information:
Volumes
Avg natural gas processed (MMBtu/d)	386,977	422,094	409,460	427,710
Avg NGL produced (gallons/d)	1,225,386	1,305,044	1,329,725	1,330,635
Avg natural gas wellhead (MMBtu/d)	535,153	664,960	593,972	634,075
Natural gas sales (MMBtu)	22,646,553	25,677,262	70,471,942	81,468,279
NGL sales (gallons) (2)	123,993,890	116,757,571	424,253,218	348,656,686

Average Pricing
Realized natural gas ($/MMBtu) (3)	$8.15	$5.72	$8.60	$6.30
Realized NGL ($/gallon) (3)	1.64	1.16	1.55	1.03
Natural Gas Daily Waha ($/MMBtu)	7.68	5.72	8.59	6.39
Natural Gas Daily El Paso ($/MMBtu)	7.53	5.62	8.45	6.27
Estimated plant processing spread ($/gallon)	0.89	0.62	0.76	0.45

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

Three-month period ended September 30, 2008 versus the three-month period ended September 30, 2007.  The $6.9 million EBIT improvement in the three-month period ended September 30, 2008 versus the same period in 2007 was primarily due to the following items:

•	Higher gross margin of $17.2 million primarily as the result of:
o
Higher market-driven realized average natural gas and NGL prices (unadjusted for the impact of realized and unrealized commodity derivative gains and losses) of $8.15 per MMBtu and $1.64 per gallon in the 2008 period versus $5.72 per MMBtu and $1.16 per gallon in the 2007 period, respectively;

o	Impact of $1.5 million of net hedging gains in the 2008 period versus the 2007 period; and
o
Unfavorable gross margin impact of approximately $10.6 million resulting from damage by Hurricane Ike to the Company’s third-party NGL fractionator.  Commencing September 11, 2008, the Company was forced to shut in its natural gas processing plants and attendant production for approximately a week and operated at reduced production levels for the remainder of the month.

The Company’s third party NGL fractionator will be unavailable to provide fractionation services for approximately four weeks during the fourth quarter of 2008 due to a scheduled maintenance outage.  In order to continue operating at normal production levels during the fourth quarter of 2008, the Company has arranged for a portion of its NGL to be fractionated by a different third-party fractionator during the scheduled maintenance outage.  The portion of NGL which are not fractionated by either fractionator will be delivered into Mont Belvieu storage.  The Company expects a significant portion of the stored NGL to be fractionated and sold before year end.

•	Operating expenses were higher by $7.2 million primarily due to:
o	A $2.7 million bad debt reserve for receivables associated with a company that filed for bankruptcy protection in the third quarter of 2008;
o	A $1.4 million provision in the third quarter of 2008 related to the settlement of the GP II Energy litigation;
o	An $800,000 increase in chemical and lubricants costs, which generally track with the price of oil and are expected to remain higher in the 2008 period versus the 2007 period; and
o	A $500,000 increase in utilities costs primarily due to higher compressor fuel costs and the associated rising cost of natural gas in 2008 versus 2007;
•	Higher depreciation expense of $1 million primarily attributable to a $71 million increase in property, plant and equipment placed in service after September 30, 2007; and
•
Lower equity earnings of $1.2 million from the Company’s unconsolidated investment in Grey Ranch, which has been out of service since June 2008 because of a fire at the Grey Ranch processing plant.  The Grey Ranch processing plant was placed back in service in late October 2008.

Nine-month period ended September 30, 2008 versus the nine-month period ended September 30, 2007.  The $26.1 million EBIT improvement in the nine-month period ended September 30, 2008 versus the same period in 2007 was primarily due to the following items:

•	Higher gross margin of $45.6 million primarily as the result of:
o
Higher market-driven realized average natural gas and NGL prices (unadjusted for the impact of realized and unrealized commodity derivative gains and losses) of $8.60 per MMBtu and $1.55 per gallon in the 2008 period versus $6.30 per MMBtu and $1.03 per gallon in the 2007 period, respectively;

o
Favorable gross margin impact of lower levels of fuel, flare, and unaccounted for gas losses in the 2008 period versus the unusually high levels experienced in the first and second quarters in the 2007 period;

o	Impact of $24.5 million of higher net hedging losses in the 2008 period versus the 2007 period; and
o
Unfavorable gross margin impact of approximately $10.6 million resulting from damage by Hurricane Ike to the Company’s third-party NGL fractionator.  Commencing September 11, 2008, the Company was forced to shut in its natural gas processing plants and attendant production for approximately a week and operated at reduced production levels for the remainder of the month.

The Company’s third party NGL fractionator will be unavailable to provide fractionation services for approximately four weeks during the fourth quarter of 2008 due to a scheduled maintenance outage.  In order to continue operating at normal production levels during the fourth quarter of 2008, the Company has arranged for a portion of its NGL to be fractionated by a different third-party fractionator during the scheduled maintenance outage.  The portion of NGL which are not fractionated by either fractionator will be delivered into Mont Belvieu storage.  The Company expects a significant portion of the stored NGL to be fractionated and sold before year end.

•	Operating expenses were higher by $11.9 million primarily due to:
o	A $2.7 million bad debt reserve for receivables associated with a company that filed for bankruptcy protection in the third quarter of 2008;
o	A $1.4 million provision in the third quarter of 2008 related to the settlement of the GP II Energy litigation;
o	A $2.5 million increase in utilities costs primarily due to higher compressor fuel costs and the associated rising cost of natural gas in 2008 versus 2007; and
o	A $2.3 million increase in chemical and lubricants costs, which generally track with the price of oil and are expected to remain higher in the 2008 period versus the 2007 period;
•	Higher depreciation expense of $2.7 million primarily attributable to a $71 million increase in property, plant and equipment placed in service after September 30, 2007; and
•
Lower equity earnings of $2.1 million from the Company’s unconsolidated investment in Grey Ranch, which has been out of service since June 2008 because of a fire at the Grey Ranch processing plant.  The Grey Ranch processing plant was placed back in service in late October 2008.

Distribution Segment.  The Distribution segment is primarily engaged in the local distribution of natural gas in Missouri and Massachusetts through its Missouri Gas Energy and New England Gas Company divisions, respectively.  The Distribution segment’s operations are regulated as to rates and other matters by the regulatory commissions of the states in which each operates.  The Distribution segment’s operations have historically been sensitive to weather and seasonal in nature, with a significant percentage of annual operating revenues and EBIT occurring in the traditional winter heating season in the first and fourth calendar quarters.  However, the MPSC approved distribution rates effective April 3, 2007 for Missouri Gas Energy’s residential customers (which comprise approximately 87 percent of its total natural gas sales customers and approximately 74 percent of its gross natural gas sales revenues) that eliminate the impact of weather and conservation for residential margin revenues and related earnings in Missouri.

The following table presents the results of operations applicable to the Company’s Distribution segment for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Distribution Segment	2008	2007	2008	2007
	(In thousands)
Financial Information:
Net operating revenues (1)	$43,825	$45,657	$160,585	$162,542

Operating expenses	29,410	26,693	91,531	81,649
Depreciation and amortization	7,615	7,633	22,909	22,646
Taxes other than on income
and revenues	2,747	1,822	8,391	7,945
Total operating income	4,053	9,509	37,754	50,302
Other income (expenses), net	(440)	(336)	(1,021)	(1,140)
EBIT	$3,613	$9,173	$36,733	$49,162

Operating Information:
Gas sales volumes (MMcf)	3,612	3,584	46,945	41,691
Gas transported volumes (MMcf)	5,131	5,182	20,817	19,462

Weather – Degree Days: (2)
Missouri Gas Energy service territories	54	27	3,474	2,907
New England Gas Company service territories	74	35	3,505	3,575

________________
(1)	Operating revenues for the Distribution segment are reported net of Cost of gas and other energy and Revenue-related taxes, which are pass-through costs.
(2)	"Degree days" are a measure of the coldness of the weather experienced. A degree day is equivalent to each degree that the daily mean temperature for a day falls below 65 degrees Fahrenheit.

Three-month period ended September 30, 2008 versus the three-month period ended September 30, 2007.  The $5.6 million EBIT reduction in the three-month period ended September 30, 2008 versus the same period in 2007 was primarily due to the following items:

•	Lower net operating revenues of $1.8 million primarily due to $1.6 million of lower market-driven pipeline capacity release and off-system sales in the 2008 period versus the 2007 period.
•	Higher operating expenses of $2.7 million primarily attributable to:
o	Higher injuries and damage claims of $1.4 million related to ongoing litigation;
o
Higher provisions for uncollectible customer accounts of approximately $1 million primarily resulting from the impact of the current depressed economic conditions on some of the Company’s customers.  The Company expects that more governmental assistance will be offered to its low income customers, potentially reducing the amount required in its related customer allowance reserve; and

o	Higher benefit expenses of $600,000 primarily due to increased pension amortization expense resulting from the Missouri Gas Energy rate case that became effective during the second quarter of 2007.

Nine-month period ended September 30, 2008 versus the nine-month period ended September 30, 2007.  The $12.4 million EBIT reduction in the nine-month period ended September 30, 2008 versus the same period in 2007 was primarily due to the following items:

•	Lower net operating revenues of $2 million primarily due to $2.5 million of lower market-driven pipeline capacity release and off-system sales in the 2008 period versus the 2007 period.
•	Higher operating expenses of $9.9 million primarily attributable to:
o
Higher environmental remediation costs of $2.8 million primarily attributable to site investigation evaluations completed during 2008.  Missouri Gas Energy has requested from the MPSC authority to defer environmental costs in excess of recoveries from insurance carriers or other parties for consideration in a future rate proceeding and expects a ruling on its deferral authority request before the end of 2008;

o
Higher benefit expenses of $2.7 million primarily due to increased pension amortization expense resulting from the Missouri Gas Energy rate case that became effective during the second quarter of 2007; and

o
Higher provisions for uncollectible customer accounts of approximately $2.1 million primarily resulting from the impact of the current depressed economic conditions on some of the Company’s customers.  The Company expects that more governmental assistance will be offered to its low income customers, potentially reducing the amount required in its related customer allowance reserve.

Corporate and Other

Nine-month period ended September 30, 2008 versus the nine-month period ended September 30, 2007.  The EBIT reduction of $1 million was primarily due to the following items:

•	A $4.2 million increase in legal fees associated with ongoing litigation;
•	Favorable impact of $1.5 million of higher insurance reimbursements associated with environmental claims settlements with the insurance providers in the 2008 period versus the 2007 period; and
•
Higher EBIT contribution of $1.9 million from PEI Power Corporation primarily due to higher revenues resulting from increased electricity production and higher electricity prices in the 2008 period versus the 2007 period.

Interest Expense

Three-month period ended September 30, 2008 versus the three-month period ended September 30, 2007.  Interest expense was $2.5 million higher in the three-month period ended September 30, 2008 versus the same period in 2007 primarily due to:

•
Higher interest expense of $8.8 million primarily due to higher outstanding debt balances from the $300 million 6.20% Senior Notes and the $400 million 7.00% Senior Notes issued in October 2007 and June 2008, respectively, partially offset by lower interest expense from the repayment of the $300 million 4.80% Senior Notes and the $125 million 6.15% Senior Notes due August 2008;

•
Higher net interest expense of $400,000 associated with the remarketing of the $100 million 4.375% Senior Notes in February 2008, which were replaced with the higher interest rate $100 million 6.089% Senior Notes;

•
Lower interest expense of $3.8 million primarily due to the effect of lower LIBOR interest rates on the $465 million term loan agreement that was amended in June 2007 to extend the maturity date to June 2012 at a lower interest rate;

•
Lower interest expense of $1.7 million primarily due to the impact of the higher level of interest costs capitalized attributable to higher average capital project balances outstanding in 2008 compared to 2007; and

•	Lower interest expense of $1.7 million associated with borrowings under the Company’s credit agreements primarily due to lower interest rates in 2008 compared to 2007.

Nine-month period ended September 30, 2008 versus the Nine-month period ended September 30, 2007.  Interest expense was $500,000 higher in the nine-month period ended September 30, 2008 versus the same period in 2007 primarily due to:

•
Higher interest expense of $19.4 million primarily due to higher outstanding debt balances from the $300 million 6.20% Senior Notes issued in October 2007, the $400 million 7.00% Senior Notes issued June 2008, and the $455 million 2012 Term Loan entered into in March 2007, partially offset by lower interest expense from the repayment of the $300 million 4.80% Senior Notes due August 2008, the $200 million 2.75% Senior Notes in March 2007, and the Trunkline LNG Holdings, LLC (LNG Holdings) $255.6 million Term Loan in March 2007;

•
Higher net interest expense of $1 million associated with the remarketing of the $100 million 4.375% Senior Notes in February 2008, which were replaced with the higher interest rate $100 million 6.089% Senior Notes;

•
Lower interest expense of $10.3 million primarily due to the effect of lower LIBOR interest rates on the $465 million term loan agreement that was amended in June 2007 to extend the maturity date to June 2012 at a lower interest rate;

•
Lower interest expense of $6 million primarily due to the impact of the higher level of interest costs capitalized attributable to higher average capital project balances outstanding in 2008 compared to 2007; and

•	Lower interest expense of $3.9 million associated with borrowings under the Company’s credit agreements primarily due to lower interest rates in 2008 compared to 2007.

Federal and State Income Taxes

The Company’s income taxes were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)

Income tax expense	$19,665	$23,853	$75,260	$68,747
Effective tax rate	30%	35%	30%	28%

Three-month period ended September 30, 2008 versus the three-month period ended September 30, 2007. The decrease in the EITR was primarily due to the impact of  state income tax rate changes resulting in higher state income tax expense of $4.9 million recorded in the third quarter 2007, partially offset by a decrease in the tax benefit associated with the dividends received deduction as a result of lower estimated dividends from the Company’s unconsolidated investment in Citrus.  For the three-month periods ended September 30, 2008 and 2007, the tax benefit of the dividends received deduction was $6 million and $8.1 million, respectively.

Nine-month period ended September 30, 2008 versus the nine-month period ended September 30, 2007. The increase in the EITR was primarily due to the decrease in the tax benefit associated with the dividends received deduction as a result of lower estimated dividends from the Company’s unconsolidated investment in Citrus.  For the nine-month periods ended September 30, 2008 and 2007, the tax benefit of the dividends received deduction was $19.8 million and $28.2 million, respectively.  The dividends received deduction benefit in 2007 was partially offset by higher state income tax expense of $2.7 million recorded in 2007 attributable to an increase in state income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

The Liquidity and Capital Resources information contained herein should be read in conjunction with the related information set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources of the Company’s Form 10-K for the year ended December 31, 2007.

Cash generated from internal operations constitutes the Company’s primary source of liquidity.  The Company’s working capital deficit at September 30, 2008 is $348.7 million.  This includes $60.9 million of debt maturing in July 2009, which is expected to be funded using cash generated from internal operations and/or from draw downs of its credit facilities.  Additional sources of liquidity include use of available credit facilities and may include various equity offerings, project and bank financings and proceeds from asset dispositions.  The availability and terms relating to such liquidity will depend upon various factors and conditions such as the Company’s combined cash flow and earnings, the Company’s resulting capital structure and conditions in the financial markets at the time of such offerings. Acquisitions, which generally require a substantial increase in expenditures, and related financings also affect the Company’s combined results. Future acquisitions or related financings or refinancing may involve the issuance of shares of the Company’s common stock, which could have a dilutive effect on the then-current stockholders of the Company.

Financial Sector Exposure

Recent events in the global financial markets have caused the Company to place increased scrutiny on its liquidity position and the financial condition of its critical third-party business partners.  The purpose of this heightened review, which was based on publicly available information, was to assess the potential impact of the credit crisis and related liquidity issues on its business partners and to assess the associated business risks to the Company.  The review focused on the Company’s revolving credit facilities, future capital needs (including long-term borrowing needs and potential refinancing plans) of the Company and its joint ventures, derivative counterparties and customer and other contractual relationships.

The Company notes that while there is no way to predict the extent or duration of any negative impact that the current credit disruptions in the economy will have on its liquidity position, there is no current expectation that the impact on the Company would be significant.  However, the Company does believe credit spreads will remain elevated throughout 2009, compared to recent years.  As such, the Company is considering refinancing obligations that mature in 2009 prior to their maturity dates and timing of any required capital market transactions to take advantage of favorable issuance windows that may become evident in the markets.

Sources (Uses) of Cash

	Nine months ended September 30,
	2008	2007	Change
		(In thousands)
Cash flows provided by (used in):
Operating activities	$373,442	$388,720	$(15,278)
Investing activities	(465,540)	(418,252)	(47,288)
Financing activities	89,468	43,520	45,948
Increase (decrease) in cash and cash equivalents	$(2,630)	$13,988	$(16,618)

Operating activities. Cash provided by operating activities decreased by $15.3 million in the 2008 period versus the same period in 2007.  Cash flows provided by operating activities before changes in operating assets and liabilities for the 2008 period were $410.9 million compared with $386.7 million for the 2007 period.  Changes in operating assets and liabilities used cash of $37.5 million in 2008 and provided cash of $2 million in 2007, resulting in a decrease in cash of $39.5 million in 2008 compared to 2007.  The $39.5 million decrease in cash is primarily due to an $89 million increase in Distribution segment inventories due to increased volumes for use in the winter months and higher market-driven gas prices, partially offset by decreased accounts receivables in the Gathering and Processing segment of $66.9 million resulting from lower period-end market-driven index pricing and decreased production available for sale due to Hurricane Ike.

Investing activities. The Company’s business strategy includes making prudent capital expenditures primarily across its base of interstate transmission, storage, gathering, processing and distribution assets and growing the businesses through the selective acquisition of assets in order to position itself favorably in the evolving natural gas markets.

The $47.3 million increase in invested cash is primarily due to the $78.6 million of increased capital spending in the Transportation and Storage segment, partially offset by the $49.3 million in working capital adjustment payments made in the 2007 period related to the 2006 sales of certain distribution assets.

The following table presents a summary of additions to property, plant and equipment by segment, including additions related to major projects for the periods presented.

	Nine Months Ended
	September 30,
Property, Plant and Equipment Additions	2008	2007
	(In thousands)
Transportation and Storage Segment
LNG Terminal Expansions/Enhancements	$122,474	$84,570
Trunkline Field Zone Expansion	69,729	134,203
East End Enhancement	35,503	35,861
Compression Modernization	51,578	48,609
Other, primarily pipeline integrity, system
reliability, information technology, air
emission compliance	68,568	75,827
Total	347,852	379,070

Gathering and Processing Segment	52,144	33,377

Distribution Segment
Missouri Safety Program	9,873	7,544
Other, primarily system replacement
and expansion	18,987	22,696
Total	28,860	30,240

Corporate and other	7,235	2,394

Total (1)	$436,091	$445,081

_______________
(1)	Includes net capital accruals totaling $(32.7) million and $63 million for the nine-month periods ended September 30, 2008 and 2007, respectively.

Principal Capital Expenditure Projects.  The Company’s capital expenditure programs through 2008 are expected to be funded primarily by cash flows from operations and from financings more fully described in Part I, Item 1. Financial Statements (Unaudited), Note 7 – Debt Obligations.  During the first quarter of 2008, the Company completed construction of its Trunkline system Field Zone Expansion project for a total estimated cost of approximately $255 million, plus capitalized interest.  The Company’s Trunkline LNG terminal infrastructure enhancement project, with a current estimated construction cost of approximately $400 million, plus capitalized interest, is still expected to be placed into operation in the second quarter of 2009.  See Part I, Item 1. Financial Statements (Unaudited), Note 10 – Commitments and Contingencies – Other Commitments and Contingencies for a discussion related to the Company’s capital expenditure obligations resulting from damages incurred from hurricanes in the third quarter of 2008 and 2005.

Potential Sea Robin Impairment.  Sea Robin, comprised primarily of offshore facilities, suffered damage related to several platforms from Hurricane Ike.  The Company has estimated capital expenditures of $45 million to replace damaged property and equipment of Sea Robin.  This estimate is subject to further revision as the damage assessment is ongoing.  The Company anticipates reimbursement from its property insurance carrier for its damages in excess of its $10 million deductible, except for certain expenditures not reimbursable under the insurance policy terms.  See Part I, Item 1. Financial Statements (Unaudited), Note 10 – Commitments and Contingencies – 2008 Hurricane Damage for additional related information.  To the extent the Company’s capital expenditures are not recovered through insurance proceeds, its net investment in Sea Robin’s property and equipment would increase without necessarily generating additional revenues unless the incremental costs are recovered through future rate proceedings.  If the amount of Sea Robin’s insurance reimbursements are significantly reduced or  it experiences other adverse developments incrementally impacting the Company’s related net investment or anticipated future cash flows that are not remedied through rate proceedings, the Company could potentially be required to record an impairment of its net investment in Sea Robin pursuant to FASB Statement No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Financing activities.  The $45.9 million increase in financing cash inflows was primarily due to $100 million of common stock issuances in 2008 and an increase in revolving credit facilities of $124.2 million in 2008 compared to 2007, partially offset by a $110.9 million extinguishment of preferred stock, higher common stock dividends of $19.3 million in the 2008 period versus the 2007 period and lower net debt issuances of $40.5 million in 2008.

Retirement of Debt Obligations

In August 2008, the Company retired its $300 million 4.80% Senior Notes and $125 million 6.15% Senior Notes using the remaining proceeds from the 7.00% Senior Notes issued in June 2008 and draw downs of its credit facilities.  See Part I, Item 1. Financial Statements (Unaudited), Note 7 – Debt Obligations for additional information related to issuance of the $400 million 7.00% Senior Notes and amendment of the Company’s credit facilities agreements in June 2008.  See Part I, Item 1. Financial Statements (Unaudited), Note 14 – Shareholders’ Equity – Preferred Stock for additional information related to the extinguishment of the Company’s outstanding Preferred Stock.  See Part I, Item 1.  Financial Statements (Unaudited), Note 7 – Debt Obligations for information related to the issuance of a $150 million short-term obligation issued in October 2008.

Credit and Short-Term Facilities

The Company has $420 million available under its credit facilities.  As of October 31, 2008, there was a balance of $225 million outstanding under the Company’s credit facilities, with an effective interest rate of 3.82 percent.  Additionally, as of October 31, 2008, there was a balance of $150 million outstanding under the Short-Term Facility, with an effective interest rate of 4.00 percent.

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

The Company had approximately $22.7 million and $18.3 million of fair value assets and liabilities, respectively, at September 30, 2008 that were measured using significant unobservable inputs (i.e. Statement No. 157 level 3 assets and liabilities).  Although the Company does not have sufficient corroborative market evidence to support classifying certain level 3 assets and liabilities within level 2, the Company does not utilize significant unobservable inputs that are based on its own internal assumptions within these level 3 assets and liabilities.  Rather, the Company utilizes non-binding broker quotes or third-party pricing services in determining their period-end fair value.

Interest Rate Risk

The Company is subject to the risk of loss associated with movements in market interest rates.  The Company manages this risk through the use of fixed-rate debt, floating-rate debt and interest rate swaps.  Fixed-rate swaps are used to reduce the risk of increased interest costs during periods of rising interest rates.  Floating-rate swaps are used to convert the fixed rates of long-term borrowings into short-term variable rates.  At September 30, 2008, the interest rate on 86 percent of the Company’s long-term debt was fixed after considering the impact of interest rate swaps.

At September 30, 2008, $18.3 million is included in Deferred credits in the unaudited interim Condensed Consolidated Balance Sheet related to the fixed-rate interest rate swaps on the $455 million Term Loan due 2012.

At September 30, 2008, a 100 basis point move in the annual interest rate on all outstanding floating-rate long-term debt would increase the Company’s interest payments by approximately $600,000 for each month during which such increase continued.  If interest rates changed significantly, the Company would take actions to manage its exposure to the change.

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

The change in exposure to loss in earnings and cash flows related to interest rate risk for the three-month period ended September 30, 2008 is not material to the Company.

Commodity Price Risk

Gathering and Processing Segment.  The Company markets natural gas and NGL in its Gathering and Processing segment and manages associated commodity price risks using both economic and accounting hedge derivative financial instruments.  These instruments involve not only the risk of transacting with counterparties and their ability to meet the terms of the contracts but also the risk associated with unmatched positions and market fluctuations.  The Company is required to record its commodity derivative financial instruments at fair value, which is determined by commodity exchange prices, over-the-counter quotes, volatility, time value, counterparty credit and the potential impact on market prices of liquidating positions in an orderly manner over a reasonable period of time under current market conditions.

To manage its commodity price risk related to natural gas and NGL, the Company uses a combination of puts, NGL gross processing spread puts, fixed-price physical forward sales contracts, exchange-traded futures and options, and fixed or floating index and basis swaps to manage commodity price risk.  These derivative financial instruments allow the Company to preserve value and protect margins because changes in the value of the derivative financial instruments are highly effective in offsetting changes in the physical market and reducing basis risk.  Basis risk exists primarily due to price differentials between cash market delivery locations and futures contract delivery locations.

The Company realizes NGL and/or natural gas volumes from the contractual arrangements associated with the gas processing services it provides.  The Company utilizes various economic hedge techniques to manage its price exposure of Company owned volumes, including processing spread put options and swaps and natural gas swaps.  Expected NGL and/or natural gas volumes compared to the actual volumes sold and the effectiveness of the associated economic hedges utilized by the Company can be unfavorably impacted by:

•	Processing plant outages;
•	Higher than anticipated fuel, flare and unaccounted for natural gas efficiency levels;
•	Impact of commodity prices in general;
•	Lower than expected recovery of NGL from the residue gas stream; and
•	Lower than expected receipt of natural gas volumes to be processed.

The following table summarizes SUGS' principal commodity derivative instruments as of September 30, 2008 (all instruments are settled monthly), which were developed based upon operating conditions and expected equity NGL sales volumes.

			Volumes (MMBtu/d)
Instrument Type	Index	Average Price (per MMBtu)	2008	2009	Fair Value Asset (Liability)
					(In thousands)
Natural Gas - Cash Flow Hedges (1)
Swap	IF - Waha	$8.01	5,525	-	$1,155
Swap	IF - El Paso Permian	8.01	4,475	-	935
Swap	Gas Daily - Waha	8.42	11,050	-	2,726
Swap	Gas Daily - Waha	9.49	-	11,050	8,932
Swap	Gas Daily - El Paso Permian	8.42	8,950	-	2,208
Swap	Gas Daily - El Paso Permian	9.49	-	8,950	7,235
		Total Swaps	30,000	20,000	$23,191

Processing Spread - Economic Hedges (2)
Put	IF - Waha	$8.15	6,119	-	$475
Put	IF - El Paso Permian	8.15	4,956	-	385
		Total Puts	11,075	-	$860

Swap	Gas Daily - Waha	$6.85	15,981	-	$(2,836)
Swap	Gas Daily - Waha	7.40	-	16,575	1,406
Swap	Gas Daily - El Paso Permian	6.85	12,944	-	(2,297)
Swap	Gas Daily - El Paso Permian	7.40	-	13,425	1,139
		Total Swaps	28,925	30,000	$(2,588)

__________________
(1)
The Company’s natural gas swap arrangements have been designated as cash flow hedges.  The effective portion of changes in the fair value of the cash flow hedges is recorded in Accumulated other comprehensive loss until the related hedged items impact earnings.  Any ineffective portion of a cash flow hedge is reported in current-period earnings.

(2)	The Company’s processing spread put and swap arrangements are treated as economic hedges, with the change in fair value reported in current-period earnings.

There were no up-front costs associated with the derivative instruments entered into in 2008.

Transportation and Storage Segment.  The Company is exposed to commodity price risk as its interstate pipelines collect natural gas from customers for operations or as part of the fee for services provided.  When the amount of natural gas utilized in operations by these pipelines differs from the amount provided by customers, the pipelines may use natural gas from inventory or could have to buy or sell natural gas to cover these operational needs, resulting in exposure to commodity price risk.  At September 30, 2008, there were no hedges in place with respect to natural gas price risk from its interstate pipeline operations.

Distribution Segment.  The Company has entered into natural gas commodity swaps to mitigate price volatility of natural gas passed through to customers in the Distribution segment. The cost of the derivative products and the settlement of the respective obligations are recorded through the gas purchase adjustment clause as authorized by the applicable regulatory authority and therefore do not impact earnings. The fair values of the contracts are recorded as an adjustment to a regulatory asset or liability in the unaudited interim Condensed Consolidated Balance Sheet.  As of September 30, 2008 and December 31, 2007, the fair values of the contracts, which expire at various times through August 2010, are included in the unaudited interim Condensed Consolidated Balance Sheet as liabilities, with matching adjustments to deferred cost of gas of $54.6 million and $22.3 million, respectively.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Southern Union has established disclosure controls and procedures to ensure that information required to be disclosed by the Company, including consolidated entities, in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  The Company performed an evaluation under the supervision and with the participation of management, including its CEO and CFO, and with the participation of personnel from its Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on that evaluation, Southern Union’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Controls.

Management’s assessment of internal control over financial reporting as of December 31, 2007 was included in Southern Union’s Annual Report on Form 10-K filed on February 29, 2008.

There have been no changes in internal control over financial reporting that occurred during the first nine months of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Factors that could cause actual results to differ materially from those expressed in the Company’s forward-looking statements include, but are not limited to, the following:
•	changes in demand for natural gas or NGL and related services by the Company’s customers, in the composition of the Company’s customer base and in the sources of natural gas available to the Company;
•
the effects of inflation and the timing and extent of changes in the prices and overall demand for and availability of natural gas or NGL as well as electricity, oil, coal and other bulk materials and chemicals;

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

•	the speed and degree to which additional competition is introduced to Southern Union’s business and the resulting effect on revenues;
•	the outcome of pending and future litigation;
•	the Company’s ability to comply with or to challenge successfully existing or new environmental regulations;
•	unanticipated environmental liabilities;
•	the Company’s exposure to highly competitive commodity businesses through its Gathering and Processing segment;
•
the Company’s exposure because of limited availability of third party NGL fractionation facilities and limited availability of third party NGL transportation capacity applicable to its Gathering and Processing segment;

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases during the three months ended September 30, 2008 made by Southern Union or any “affiliated purchaser” of Southern Union (as defined in Rule 10b-18(a)(3)) of equity securities that are registered pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs (2)
July 1, 2008 through July 31, 2008	3,211	$25.29	1,864,250
August 1, 2008 through August 31, 2008	347	25.88	618,000
September 1, 2008 through September 30, 2008	386	23.31	-
Total	3,944	$25.15	2,482,250	4,798,913

__________________
(1)
Shares of common stock purchased in open-market transactions and held in various Company employee benefit plan trusts by the trustees using cash amounts deferred by the participants in such plans (and quarterly cash dividends issued by the Company on shares held in such plans.)

(2)
On May 22, 2008, the Company announced that the Finance Committee of its Board of Directors had authorized a program to repurchase a portion of the depositary shares representing ownership of its Preferred Stock.  Repurchases are made at the Company’s discretion in the open market and through privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors.  The Company has the right to redeem all of the Preferred Stock at any time at par after October 8, 2008.  See Part I, Item 1. Financial Statements (Unaudited), Note 14 – Stockholders’ Equity, in this Quarterly Report on Form 10-Q, for additional information related to the repurchase of depositary shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

ITEM 5.  OTHER INFORMATION

All information required to be reported on Form 8-K for the quarter ended September 30, 2008 was appropriately reported.

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

10(a)        First Amendment to Construction and Term Loan Agreement between Citrus Corp., as borrower, and Pipeline Funding Company, LLC, as lender and administrative agent, dated as of August 6, 2008. (Filed as Exhibit 10(a) to Southern Union Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.)

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

10(d)
Amendment Number 1 to the Amended and Restated Credit Agreement between Trunkline LNG Holdings, LLC, as borrower, Panhandle Eastern Pipe Line Company, LP and CrossCountry Citrus, LLC, as guarantors, the financial institutions listed therein and Bayerische Hypo-Und Vereinsbank AG, New York Branch, as administrative agent, dated as of June 13, 2008. (Filed as Exhibit 10(d) to Southern Union Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.)

10(e)
Fifth Amended and Restated Revolving Credit Agreement, dated as of June 20, 2008, among the Company, as borrower, and the lenders party thereto. (Filed as Exhibit 10.1 to Southern Union’s Current Report on Form 8-K filed on June 25, 2008 and incorporated herein by reference.)

10(f) Employment Agreement between Southern Union Company and George L. Lindemann, dated as of August 28, 2008. (Filed herewith as Exhibit 10(f).)

10(g) Employment Agreement between Southern Union Company and Eric D. Herschmann, dated as of August 28, 2008. (Filed herewith as Exhibit 10(g).)

10(h) Employment Agreement between Southern Union Company and Robert O. Bond, dated as of August 28, 2008. (Filed herewith as Exhibit 10(h).)

10(i) Employment Agreement between Southern Union Company and Monica M. Gaudiosi, dated as of August 28, 2008. (Filed herewith as Exhibit 10(i).)

10(j) Employment Agreement between Southern Union Company and Richard N. Marshall, dated as of August 28, 2008. (Filed herewith as Exhibit 10(j).)

10(k)         Form of Employment Agreement between Southern Union Company and certain Executives (filed as Exhibit 10.1 to Southern Union’s Current Report on
                  Form 8-K filed on August 28, 2008 and incorporated herein by reference.)

10(l)         Form of Change in Control Severance Agreement, between Southern Union Company and certain Executives (filed as Exhibit 10.2 to Southern Union’s Current Report on
                  Form 8-K filed on August 28, 2008 and incorporated herein by reference.)

10(m) Credit Agreement between Trunkline LNG Holdings, LLC, as borrower, Panhandle Eastern Pipeline Company, LP and Trunkline LNG Company, LLC, as guarantors,

  the financial institutions listed therein and Hypo-Und Vereinsbank AG, New York Branch, as administrative agent, dated as of March 15, 2007. (Filed as Exhibit 10.1 to
  Southern Union’s Current Report on Form 8-K filed on March 21, 2007 and incorporated herein by reference.)

10(n)
Form of Indemnification Agreement between Southern Union Company and each of the Directors of Southern Union Company.  (Filed as Exhibit 10(i) to Southern Union’s Annual Report on Form 10-K for the year ended December 31, 1986 and incorporated herein by reference.)

10(o)
Southern Union Company 1992 Long-Term Stock Incentive Plan, As Amended. (Filed as Exhibit 10(l) to Southern Union’s Annual Report on Form 10-K for the year ended June 30, 1998 and incorporated herein by reference.)

10(p)
Southern Union Company Director's Deferred Compensation Plan.  (Filed as Exhibit 10(g) to Southern Union's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.)

10(q)
First Amendment to Southern Union Company Director’s Deferred Compensation Plan, effective April 1, 2007. (Filed as Exhibit 10(h) to Southern Union Company’s Quarterly Report for the quarter ended September 30, 2007 and incorporated herein by reference.)

10(r)	Southern Union Company Amended Supplemental Deferred Compensation Plan with Amendments. (Filed as Exhibit 4 to Southern Union’s Form S-8 filed May 27, 1999 and incorporated herein by reference.)

10(s)
Separation Agreement and General Release Agreement between Thomas F. Karam and Southern Union Company dated November 8, 2005. (Filed as Exhibit 10.1 to Southern Union’s Current Report on Form 8-K filed on November 8, 2005 and incorporated herein by reference.)

10(t)
Separation Agreement and General Release Agreement between John E. Brennan and Southern Union Company dated July 1, 2005. (Filed as Exhibit 10.1 to Southern Union’s Current Report on Form 8-K filed on July 5, 2005 and incorporated herein by reference.)

10(u)
Separation Agreement and General Release Agreement between David J. Kvapil and Southern Union Company dated July 1, 2005. (Filed as Exhibit 10.4 to Southern Union’s Current Report on Form 8-K filed on July 5, 2005 and incorporated herein by reference.)

10(v)
Second Amended and Restated Southern Union Company 2003 Stock and Incentive Plan. (Filed as Exhibit 4 to Form S-8, SEC File No. 333-138524, filed on November 8, 2006 and incorporated herein by reference.)

10(w)	Southern Union Company Pennsylvania Division Stock Incentive Plan. (Filed as Exhibit 4 to Form S-8, SEC File No. 333-36146, filed on May 3, 2000 and incorporated herein by reference.)

10(x)	Southern Union Company Pennsylvania Division 1992 Stock Option Plan. (Filed as Exhibit 4 to Form S-8, SEC File No. 333-36150, filed on May 3, 2000 and incorporated herein by reference.)

10(y)
Form of Long Term Incentive Award Agreement, dated December 28, 2006, between Southern Union Company and the undersigned. (Filed as Exhibit 99.1 to Southern Union’s Form 8-K dated January 3, 2007) and incorporated herein by reference.)

10(z)         Capital Stock Agreement dated June 30, 1986, as amended April 3, 2000 ("Agreement"), among El Paso Energy Corporation (as successor in interest to Sonat, Inc.);
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

10(aa) Certificate of Incorporation of Citrus Corp. (Filed as Exhibit 10(q) to Southern Union’s Form 10-K dated March 1, 2007 and incorporated herein by reference.)

10(bb) By-Laws of Citrus Corp., filed herewith. (Filed as Exhibit 10(r) to Southern Union’s Form 10-K dated March 1, 2007 and incorporated herein by reference.)

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

SOUTHERN UNION COMPANY
(Registrant)

Date: November 10, 2008	By /s/ GEORGE E. ALDRICH
George E. Aldrich Vice President and Controller (authorized officer and principal accounting officer)