Form 10-Q
period 2009-05-11
SOUTHERN UNION CO
filed 2009-05-11
CIK 203248

    UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
____________________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended

March 31, 2009

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
Yes  ✓  No___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes___ No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer   ✓     Accelerated filer ___   Non-accelerated filer ___  (Do not check if smaller reporting company)   Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes       No  ✓

The number of shares of the registrant's Common Stock outstanding on May 1, 2009 was 124,047,270.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
FORM 10-Q
March 31, 2009

GLOSSARY

The abbreviations, acronyms and industry terminology used in this quarterly report on Form 10-Q are defined as follows:

AFUDC                                   Allowance for funds used during construction
Btu                                           British thermal units
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
FSP                                          FASB Staff Position
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
RFP                                         Request for Proposal
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

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
	(In thousands, except per share amounts)

Operating revenues (Note 11)	$683,863	$952,698

Operating expenses:
Cost of gas and other energy	380,062	610,169
Operating, maintenance and general	128,677	108,910
Depreciation and amortization	52,470	48,623
Revenue-related taxes	17,206	18,950
Taxes, other than on income and revenues	13,741	12,491
Total operating expenses	592,156	799,143

Operating income	91,707	153,555

Other income (expenses):
Interest expense	(48,370)	(50,701)
Earnings from unconsolidated investments	16,573	16,729
Other, net	5,962	338
Total other income (expenses), net	(25,835)	(33,634)

Earnings before income taxes	65,872	119,921

Federal and state income tax expense (Note 9)	19,615	37,013

Net earnings	46,257	82,908

Preferred stock dividends	(2,171)	(4,341)

Net earnings available for common stockholders	$44,086	$78,567

Net earnings available for common stockholders per share:
Basic	$0.36	$0.65
Diluted	0.36	0.64

Dividends declared on common stock per share	$0.15	$0.15

Weighted average shares outstanding (Note 5):
Basic	124,045	121,803
Diluted	124,075	122,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS

	March 31,	December 31,
	2009	2008
	(In thousands)
Current assets:
Cash and cash equivalents	$5,529	$4,318
Accounts receivable, net of allowances of
$8,099 and $6,003, respectively	278,506	327,358
Accounts receivable – affiliates	12,182	14,743
Inventories (Note 4)	207,316	337,858
Deferred gas purchases	73,364	64,330
Gas imbalances - receivable	140,676	174,100
Derivative instruments (Notes 12 and 15)	63,279	91,423
Prepayments and other assets	9,411	18,226
Total current assets	790,263	1,032,356

Property, plant and equipment:
Plant in service	6,007,602	5,980,297
Construction work in progress	517,199	451,359
	6,524,801	6,431,656
Less accumulated depreciation and amortization	(1,024,367)	(974,651)
Net property, plant and equipment	5,500,434	5,457,005

Deferred charges:
Regulatory assets	76,959	69,554
Deferred charges	59,873	59,958
Total deferred charges	136,832	129,512

Unconsolidated investments (Note 6)	1,276,038	1,259,270

Goodwill	89,227	89,227

Other	24,764	30,537

Total assets	$7,817,558	$7,997,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

STOCKHOLDERS' EQUITY AND LIABILITIES

	March 31,	December 31,
	2009	2008
	(In thousands)
Stockholders’ equity:
Common stock, $1 par value; 200,000 shares authorized;
125,167 and 125,122 shares issued, respectively	$125,167	$125,122
Preferred stock, no par value; 6,000 shares authorized;
460 and 460 shares issued, respectively	115,000	115,000
Premium on capital stock	1,895,492	1,893,975
Less treasury stock: 1,120 and 1,120
shares, respectively, at cost	(28,004)	(28,004)
Less common stock held in trust: 608
and 663 shares, respectively	(10,955)	(11,908)
Deferred compensation plans	10,955	11,908
Accumulated other comprehensive loss	(47,538)	(51,423)
Retained earnings	338,761	313,282
Total stockholders' equity	2,398,878	2,367,952

Long-term debt obligations (Note 7)	3,157,069	3,257,434

Total capitalization	5,555,947	5,625,386

Current liabilities:
Long-term debt due within one year (Note 7)	160,623	60,623
Notes payable	303,542	401,459
Accounts payable and accrued liabilities	192,096	246,884
Federal, state and local taxes payable	53,859	54,027
Accrued interest	55,508	41,141
Gas imbalances - payable	240,669	341,987
Derivative instruments (Notes 12 and 15)	102,488	77,554
Other	125,707	128,190
Total current liabilities	1,234,492	1,351,865

Derivative instruments (Notes 12 and 15)	40,323	59,768

Deferred credits	242,262	238,338

Accumulated deferred income taxes	744,534	722,550

Commitments and contingencies (Note 10)

Total stockholders' equity and liabilities	$7,817,558	$7,997,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Cash flows provided by (used in) operating activities:
Net earnings	$46,257	$82,908
Adjustments to reconcile net earnings to net cash flows
provided by operating activities:
Depreciation and amortization	52,470	48,623
Deferred income taxes	14,634	26,165
Unrealized (gain) loss on commodity derivatives	15,218	(3,125)
Earnings from unconsolidated investments, adjusted
for cash distributions	(16,573)	8,088
Provision for bad debts	1,611	719
FAS 123R expense	1,772	1,353
Changes in operating assets and liabilities	121,341	74,823
Net cash flows provided by operating activities	236,730	239,554
Cash flows provided by (used in) investing activities:
Additions to property, plant and equipment	(119,974)	(228,365)
Return of investment in Citrus (Note 6)	-	15,933
Plant retirements and other	1,409	(3,166)
Net cash flows used in investing activities	(118,565)	(215,598)
Cash flows provided by (used in) financing activities:
Increase (decrease) in book overdraft	1,923	(19,159)
Issuance of common stock	-	100,000
Dividends paid on common stock	(18,600)	(17,999)
Dividends paid on preferred stock	(2,171)	(4,341)
Net change in revolving credit facilities	(97,917)	(58,000)
Proceeds from exercise of stock options	-	2,753
Other	(189)	(211)
Net cash flows provided by (used in) financing activities	(116,954)	3,043
Change in cash and cash equivalents	1,211	26,999
Cash and cash equivalents at beginning of period	4,318	5,690
Cash and cash equivalents at end of period	$5,529	$32,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)

	Common	Preferred	Premium		Common	Deferred	Accumulated		Total
	Stock,	Stock,	on	Treasury	Stock	Compen-	Other		Stock-
	$1 Par	No Par	Capital	Stock,	Held	sation	Comprehensive	Retained	holders'
	Value	Value	Stock	at cost	In Trust	Plans	Loss	Earnings	Equity
	(In thousands)

Balance December 31, 2008	$125,122	$115,000	$1,893,975	$(28,004)	$(11,908)	$11,908	$(51,423)	$313,282	$2,367,952
Comprehensive income:
Net earnings	-	-	-	-	-	-	-	46,257	46,257
Net change in other
comprehensive income (Note 3)	-	-	-	-	-	-	3,885	-	3,885
Comprehensive income									50,142
Preferred stock dividends	-	-	-	-	-	-	-	(2,171)	(2,171)
Common stock dividends declared	-	-	-	-	-	-	-	(18,607)	(18,607)
Share-based compensation	-	-	1,772	-	-	-	-	-	1,772
Restricted stock issuances	45	-	(255)	-	-	-	-	-	(210)
Contributions to Trust	-	-	-	-	(192)	192	-	-	-
Disbursements from Trust	-	-	-	-	1,145	(1,145)	-	-	-
Balance March 31, 2009	$125,167	$115,000	$1,895,492	$(28,004)	$(10,955)	$10,955	$(47,538)	$338,761	$2,398,878

The Company’s common stock is $1 par value.  Therefore, the change in Common Stock, $1 par value, is equivalent to the change in the number of shares of common stock issued.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q.  These statements do not include all of the information and annual note disclosures required by GAAP, and should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2008, which are included in the Company’s Form 10-K filed with the SEC.  The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and reflect adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim period.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  Due to the seasonal nature of the Company’s operations, the results of operations and cash flows for any interim period are not necessarily indicative of the results that may be expected for the full year.  Certain reclassifications have been made to the prior year’s condensed financial statements to conform to the current year presentation.

1.  Description of Business

Southern Union owns and operates assets in the regulated and unregulated natural gas industry and is primarily engaged in the gathering, processing, transportation, storage and distribution of natural gas in the United States.  The Company operates in three reportable segments:  Transportation and Storage, Gathering and Processing, and Distribution.  The Transportation and Storage segment is primarily engaged in the interstate transportation and storage of natural gas in the Midwest and from the Gulf Coast to Florida, and also provides LNG terminalling and regasification services.  The Gathering and Processing segment is primarily engaged in the gathering, treating, processing and redelivery of natural gas and NGL in West Texas and Southeast New Mexico.  The Distribution segment is primarily engaged in the local distribution of natural gas in Missouri and Massachusetts.

2. New Accounting Principles and Other Matters

Accounting Principles Recently Adopted.

FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”.  Issued by the FASB in March 2008, this Statement amends and expands the disclosure requirements of Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (Statement No. 133) to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Statement is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted.  See Note 15 – Derivative Instruments and Hedging Activities, which reflects the disclosure required by this Statement.

FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). Issued by the FASB in April 2009, FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased.  This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  The provisions of FSP FAS 157-4 are applied prospectively and are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company early adopted FSP FAS 157-4 in the first quarter of 2009.  The impact of FSP FAS 157-4 was not material to the Company’s consolidated financial statements.

FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). Issued by the FASB in April 2009, FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods.  The provisions of FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company early adopted FSP FAS 107-1 and APB 28-1 in the first quarter of 2009, resulting in the disclosure of certain fair value information associated with the Company’s debt obligations.  See Note 7 – Debt Obligations for the related information.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accounting Principles Not Yet Adopted.

FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1).  Issued by the FASB in December 2008, FSP FAS 132(R)-1 amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan.  The provisions of FSP FAS 132(R)-1 are effective for fiscal years ending after December 15, 2009.  The Company is currently evaluating the impact of this FSP on its consolidated financial statements, which will be required to be included in the Company’s Annual Report on Form 10-K for the year ending December 31, 2009.

Other Matters.

Asset Impairment. The Company applies the provisions of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (Statement No.144), to account for impairments on long-lived assets.  An impairment loss is recognized when the carrying amount of a long-lived asset used in operations is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  An impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

A long-lived asset is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  The long-lived assets of Sea Robin were evaluated as of December 31, 2008 and March 31, 2009 because indicators of potential impairment were evident primarily due to the impacts associated with Hurricane Ike.  Based upon the Company’s analysis, no impairment of the carrying value of the Sea Robin assets has occurred at this time.

3.  Comprehensive Income (Loss)

The table below provides an overview of changes in Comprehensive income (loss) for the periods indicated:

	Three Months Ended
	March 31,
Comprehensive Income (Loss)	2009	2008
	(In thousands)

Net Earnings	$46,257	$82,908
Changes in Other Comprehensive Income (Loss):
Change in fair value of interest rate hedges, net of tax of $(415),
and $(13,283), respectively	(618)	(20,503)
Reclassification of unrealized loss on interest rate hedges
into earnings, net of tax of $1,612 and $390, respectively	2,429	609
Change in fair value of commodity hedges, net of tax of $4,588,
and $(4,589), respectively	8,142	(8,142)
Reclassification of unrealized (gain) loss on commodity hedges
into earnings, net of tax of $(3,967) and $54, respectively	(7,040)	96
Prior service cost relating to other postretirement benefit
plan amendment, net of tax of $0 and $(3,231), respectively	-	(6,603)
Reclassification of net actuarial loss and prior service credit relating to pension and other postretirement benefits into
earnings, net of tax of $736 and $431, respectively	972	643
Total other comprehensive income (loss)	3,885	(33,900)
Total comprehensive income	$50,142	$49,008

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

See Note 8 – Employee Benefits for a discussion related to an amendment of Panhandle’s other postretirement benefit plan in March 2008, which resulted in a $6.6 million net of tax reduction in the net prior service credit included in Accumulated other comprehensive loss.

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

The components of inventory at the dates indicated are as follows:

	Transportation & Storage	Gathering & Processing	Distribution	Total
At March 31, 2009	(In thousands)
Current
Natural gas held for operations (1)	$123,570	$-	$-	$123,570
Materials and Supplies	14,973	9,307	4,601	28,881
NGL (2)	-	717	-	717
Natural gas in underground storage (3)	-	-	54,148	54,148
Total Current	138,543	10,024	58,749	207,316

Non-Current
Natural gas held for operations (1)	11,637	-	-	11,637

	$150,180	$10,024	$58,749	$218,953

At December 31, 2008
Current
Natural gas held for operations (1)	$182,547	$-	$-	$182,547
Materials and Supplies	14,056	9,278	4,488	27,822
NGL (2)	-	8,521	-	8,521
Natural gas in underground storage (3)	-	-	118,968	118,968
Total Current	196,603	17,799	123,456	337,858

Non-Current
Natural gas held for operations (1)	17,687	-	-	17,687

	$214,290	$17,799	$123,456	$355,545

____________________
(1)	Natural gas volumes held for operations at March 31, 2009 and December 31, 2008 were 29,409,000 MMBtu and 31,751,000 MMBtu, respectively.
(2)	NGL at March 31, 2009 and December 31, 2008 was 1,448,000 gallons and 20,453,000 gallons, respectively.
(3)	Natural gas volumes in underground storage at March 31, 2009 and December 31, 2008 were 7,151,000 MMBtu and 12,702,000 MMBtu, respectively.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. Earnings per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding during each period.  Diluted earnings per share is computed based on the weighted average number of common shares outstanding during each period, increased by common stock equivalents from stock options, restricted stock and SARs.  A reconciliation of the shares used in the basic and diluted earnings per share calculations is shown in the following table.

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)

Weighted average shares outstanding - Basic	124,045	121,803
Add assumed vesting of restricted stock	27	20
Add assumed exercise of stock options and SARs	3	316
Weighted average shares outstanding - Diluted	124,075	122,139

The table below includes information related to stock options and SARs that were outstanding but have been excluded from the computation of weighted-average stock options due to the exercise price exceeding the weighted-average market price of the Company’s common shares.

	March 31,
	2009	2008
	(In thousands, except per share amounts)

Options excluded	1,564	717
Exercise price of options excluded	$14.65 - $28.48	$28.48
SARs excluded	399	416
Exercise price ranges of SARs excluded	$28.07 - $28.48	$28.07 - $28.48
First quarter weighted-average market price	$13.67	$26.41

6. Unconsolidated Investments

A summary of the Company’s unconsolidated equity investments at the dates indicated is as follows:

	March 31,	December 31,
Unconsolidated Investments	2009	2008
	(In thousands)
Equity investments:
Citrus	$1,254,141	$1,238,198
Other	21,897	21,072
	$1,276,038	$1,259,270

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Equity Investments.  Unconsolidated investments at March 31, 2009 and December 31, 2008 included the Company’s 50 percent, 50 percent, 29 percent and 49.9 percent investments in Citrus, Grey Ranch, Lee 8 Partnership and PEI II, LLC, respectively.  The Company accounts for these investments using the equity method.  The Company’s share of net earnings or loss from these equity investments is recorded in Earnings from unconsolidated investments in the unaudited interim Condensed Consolidated Statement of Operations.

Summarized financial information for the Company’s equity investments is as follows:

	Three Months Ended March 31,
	2009		2008
	Citrus	Other	Citrus	Other
	(In thousands)

Revenues	$111,442	$5,390	$112,324	$4,362
Operating income	54,594	1,910	57,505	1,461
Net earnings	26,422	1,896	26,431	1,440

Citrus.

Dividends.  During the three-month period ended March 31, 2009, Citrus did not pay dividends to the Company.  In the three-month period ended March 31, 2008, Citrus paid dividends of $40.8 million to the Company, of which $15.9 million has been reflected by the Company as a return of investment.

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

Florida Gas Debt Issuance.  In May 2009, Florida Gas issued $600 million of 7.90 percent senior notes due May 15, 2019 with an offering price of $99.82 (per $100 principal).  Florida Gas will use the net proceeds to partially fund the Phase VIII Expansion project and for general corporate purposes.

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

The various FDOT/FTE projects have also been the subject of state court litigation.  On January 25, 2007, Florida Gas filed a complaint against FDOT/FTE in the Seventeenth Judicial Circuit, Broward County, Florida, to seek relief for three specific sets of FDOT/FTE widening projects in Broward County.  The complaint seeks damages for breach of easement and relocation agreements for the State Road 91 Relocation Project and injunctive relief as well as damages for the two other sets of projects upon which construction has yet to commence.  The FDOT/FTE filed an amended answer and counterclaim against Florida Gas on February 5, 2008 in the Broward County action.  The counterclaim alleges Florida Gas is subject to estoppel and breach of contract claims regarding removal from service of the existing 18- and 24-inch pipelines related to the State Road 91 Relocation Project and seeks a declaratory judgment that Florida Gas is responsible for all relocation costs and is not entitled to workspace and uniform minimum area with respect to its pipelines.  On February 14, 2008 the case was transferred to the Broward County Complex Business Civil Division 07.  On April 14, 2008, the FDOT/FTE amended its counterclaim, alleging Florida Gas committed fraud in the inducement by not removing its previously existing pipelines, seeking to place a constructive trust over any revenues associated with the previously existing and newly constructed pipelines, seeking a declaratory order from the Court that Florida Gas has abandoned its previously existing pipelines and seeking a temporary and permanent injunction forcing Florida Gas to remove such pipelines.  On July 21, 2008, the Court allowed the FDOT/FTE to further amend its counterclaim to include counts of fraud and trespass but reserved ruling on permitting a demand for punitive damages on those counts.  On October 6, 2008, the FDOT/FTE filed a supplemental motion for temporary injunction and a motion for partial summary judgment against Florida Gas on the extent of the rights Florida Gas claims under the easements at issue, the breach of the easements by the FDOT/FTE for failing to provide adequate rights-of-way, the failure of the FDOT/FTE to reimburse Florida Gas for the costs of relocation, and inverse condemnation by the FDOT/FTE as a result of the breach of the easements.  Based on a preliminary review of expert reports produced by the FDOT/FTE in April 2009, the FDOT is claiming approximately $18 million in actual damages.  The FDOT/FTE is seeking the Court’s permission to supplement these reports with as yet undetermined amounts associated with its claim for a constructive trust over revenues from the subject pipelines for the period between April 2008 and January 2009. Trial is scheduled for August 2009.  A 2007 action brought by the FDOT/FTE against Florida Gas in Orange County, Florida, seeking a declaratory judgment that, under existing agreements, Florida Gas is liable for the costs of relocation associated with FDOT/FTE projects, has been stayed pending resolution of the Broward County, Florida action.

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

7. Debt Obligations

The following table sets forth the debt obligations of Southern Union and applicable units of Panhandle under their respective notes, debentures and bonds at the dates indicated:

	March 31, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Long-Term Debt Obligations:

Southern Union
7.60% Senior Notes due 2024	$359,765	$281,156	$359,765	$272,165
8.25% Senior Notes due 2029	300,000	237,360	300,000	229,470
7.24% to 9.44% First Mortgage Bonds
due 2020 to 2027	19,500	15,676	19,500	16,248
6.089% Senior Notes due 2010	100,000	96,000	100,000	92,701
7.20% Junior Subordinated Notes due 2066	600,000	276,180	600,000	215,999
Note Payable	3,862	3,862	3,820	3,820
	1,383,127	910,234	1,383,085	830,403

Panhandle
6.05% Senior Notes due 2013	250,000	228,775	250,000	211,646
6.20% Senior Notes due 2017	300,000	244,050	300,000	230,956
6.50% Senior Notes due 2009	60,623	60,320	60,623	59,604
8.25% Senior Notes due 2010	40,500	40,095	40,500	39,668
7.00% Senior Notes due 2029	66,305	49,729	66,305	46,158
7.00% Senior Notes due 2018	400,000	335,880	400,000	318,033
Term Loans due 2012	815,391	746,341	815,391	753,262
Net premiums on long-term debt	1,746	1,746	2,153	2,153
	1,934,565	1,706,936	1,934,972	1,661,480

Total Long-Term Debt Obligations	3,317,692	2,617,170	3,318,057	2,491,883

Credit Facilities	153,542	148,517	251,459	243,205
Short-Term Facility	150,000	148,897	150,000	148,496

Total consolidated debt obligations	3,621,234	$2,914,584	3,719,516	$2,883,584
Less current portion of long-term debt	160,623		60,623
Less short-term debt	303,542		401,459
Total long-term debt	$3,157,069		$3,257,434

The fair value of the Company’s Term Loans due 2012, the Credit Facilities and the Short-Term Facility as of March 31, 2009 and December 31, 2008 were determined using the market approach, which utilized reported recent loan transactions for parties of similar credit quality and remaining life, as there is no active secondary market for loans of that type and size.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The fair value of the Company’s other long-term debt as of March 31, 2009 and December 31, 2008 was also determined using the market approach, which utilized observable market data to corroborate the estimated credit spreads and prices for the Company’s non-bank long-term debt securities in the secondary market.  Those valuations were based in part upon the reported trades of the Company’s non-bank long-term debt securities where available and the actual trades of debt securities of similar credit quality and remaining life where no secondary market trades were reported for the Company’s non-bank long-term debt securities.

8. Employee Benefits

Components of Net Periodic Benefit Cost. Net periodic benefit cost for the periods ended March 31, 2009 and 2008 includes the components noted in the table below.

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
	(In thousands)

Service cost	$738	$686	$749	$564
Interest cost	2,524	2,470	1,348	1,280
Expected return on plan assets	(2,070)	(2,877)	(772)	(807)
Prior service cost (credit) amortization	138	138	(317)	(463)
Recognized actuarial (gain) loss	2,101	1,717	(212)	(306)
Sub-total	3,431	2,134	796	268
Regulatory adjustment (1)	(125)	705	666	666
Net periodic benefit cost	$3,306	$2,839	$1,462	$934
____________________
(1)
In the Distribution segment, the Company recovers certain qualified pension benefit plan and other postretirement benefit plan costs through rates charged to utility customers.  Certain utility commissions require that the recovery of these costs be based on the Employee Retirement Income Security Act of 1974, as amended, or other utility commission specific guidelines.  The difference between these amounts and periodic benefit cost calculated pursuant to FASB Statement No. 87, Employers’ Accounting for Pensions and FASB Statement 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, is deferred as a regulatory asset or liability and amortized to expense over periods in which this difference will be recovered in rates, as promulgated by the applicable utility commission.

In March 2008, a postretirement benefit plan change was approved for Panhandle for retirements beginning April 1, 2008.  The change resulted in a pre-tax postretirement benefit obligation increase of approximately $9.8 million.

9. Taxes on Income

The Company’s income taxes were as follows:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)

Income tax expense	$19,615	$37,013
Effective tax rate	30%	31%

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The decrease in the EITR for the three-month period ended March 31, 2009 was primarily due to the following:

•	Lower state income tax expense, net of the federal income benefit, of $1.6 million and $3.3 million for the three-month periods ended March 31, 2009 and 2008, respectively; and
•	Increase in the tax benefit (relative to pretax earnings) associated with the dividends received deduction from the Company’s unconsolidated investment in Citrus.  For the three-month periods ended March 31, 2009 and 2008, the tax benefit of the dividends received deduction was $5.3 million and $9 million, respectively.

The Company evaluates its tax reserves (unrecognized tax benefits) under the recognition, measurement and derecognition thresholds as prescribed by FIN No. 48.  The Company increased the amount of its unrecognized tax benefits for certain state filing positions taken during the current period by $670,000 ($430,000, net of federal tax) during the three-month period ended March 31, 2009.  The Company currently has $7.9 million ($5.1 million, net of federal tax) of unrecognized tax benefits as of March 31, 2009, all of which would impact the Company’s EITR if recognized.  The Company believes it is reasonably possible that its unrecognized tax benefits may be reduced by $1.1 million ($750,000, net of federal tax) within the next twelve months due to settlement of certain state filing positions.

The Company is no longer subject to U.S. federal, state or local examinations for the tax period ended December 31, 2004 and prior years, except for a few state and local jurisdictions for the tax year ended June 30, 2003. The Company settled the IRS examination of the year ended June 30, 2003 in November 2006.  Generally, the state impact of the federal change remains subject to state and local examination for a period of up to one year after formal notification to the state and local jurisdictions.  In 2007, the Company filed all required state amended returns as a result of the federal change.  With a few exceptions, the state and local statutes have expired with respect to the tax year ended June 30, 2003.

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company is allowed to recover environmental remediation expenditures through rates in certain jurisdictions within its Distribution segment. Although significant charges to earnings could be required prior to rate recovery for jurisdictions that do not have rate recovery mechanisms, management does not believe that environmental expenditures will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. The table below reflects the amount of accrued liabilities recorded in the unaudited interim Condensed Consolidated Balance Sheet at March 31, 2009 and December 31, 2008 to cover probable environmental response actions:

	March 31,	December 31,
	2009	2008
	(In thousands)

Current	$14,277	$3,513
Noncurrent	16,354	15,626
Total Environmental Liabilities	$30,631	$19,139

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

Transportation and Storage Segment Environmental Matters.

Gas Transmission Systems. Panhandle is responsible for environmental remediation at certain sites on its natural gas transmission systems for contamination resulting from the past use of lubricants containing PCBs in compressed air systems; the past use of paints containing PCBs; and the prior use of wastewater collection facilities and other on-site disposal areas. Panhandle has developed and is implementing a program to remediate such contamination. Remediation and decontamination have been completed at each of the 35 compressor station sites where auxiliary buildings that house the air compressor equipment were impacted by the past use of lubricants containing PCBs.  At some locations, PCBs have been identified in paint that was applied many years ago.  A program has been implemented to remove and dispose of PCB impacted paint during painting activities. At one location on the Trunkline system, PCBs were discovered on the painted surfaces of equipment in a building that is outside the scope of the compressed air system program and the existing PCB impacted paint program. Assessments indicated PCBs at regulated levels at a number of locations.  The assessment amount was increased in 2009 from an estimated total of $3.2 million to $3.7 million.

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

Bay Street, Tiverton, Rhode Island Site. In March 2003, the RIDEM sent the Company’s New England Gas Company division a letter of responsibility pertaining to soils allegedly impacted by historic MGP residuals in a residential neighborhood in Tiverton, Rhode Island. Without admitting responsibility or accepting liability, New England Gas Company began assessment work in June 2003. In September 2006, RIDEM filed an Amended Notice of Violation seeking an administrative penalty of $1,000/day, which as of the date of RIDEM’s filing totaled $258,000 and continues to accrue.  In June 2007, the Rhode Island Legislature considered, but failed to adopt, legislation that would have increased the maximum administrative penalty under a Notice of Violation to $50,000/day on a prospective basis.  Similar legislation was considered in June 2008 that would have increased the maximum administrative penalty under a Notice of Violation to $25,000/day on a prospective basis.  That proposed legislation was not adopted in 2008.  Such legislation is again under consideration by the Rhode Island Legislature.  In April 2007, the Company filed a complaint, and an accompanying preliminary injunction motion, against RIDEM in Rhode Island Superior Court, seeking, among other things, a declaratory judgment that RIDEM's Amended Notice of Violation is premised on an unlawful application of RIDEM's regulations and that RIDEM's pending administrative proceeding against the Company is invalid.  In July 2007, the Superior Court dismissed the Company’s suit, finding that RIDEM’s Administrative Adjudication Division (AAD) has original jurisdiction to determine “responsible party” status and finding premature the Company’s challenge to RIDEM’s unlawful application of its own regulations because the Company did not first seek a ruling on that issue from RIDEM’s AAD.  The Company has appealed from part of the Superior Court’s ruling, and has also filed a motion for summary judgment in the AAD proceeding seeking dismissal thereof based on RIDEM’s unlawful application of its own regulations.  Briefing on the summary judgment motion is complete.  The Hearing Officer in the AAD proceeding has not yet issued a ruling on that motion.  In consideration of the ongoing settlement discussions described below, the RIDEM administrative proceeding has been stayed.  The Company will continue to vigorously defend itself in the AAD proceeding.

During 2005, four lawsuits were filed against New England Gas Company in Rhode Island regarding the Tiverton neighborhood.  These lawsuits were consolidated for trial.  The plaintiffs seek to recover damages for the diminution in value of their property, lost use and enjoyment of their property and emotional distress in an unspecified amount. The Company removed the lawsuits to federal court and filed motions to dismiss.  In November 2006, the Court dismissed plaintiffs’ claims relating to gross negligence, private nuisance, infliction of emotional distress and violation of the Rhode Island Hazardous Waste Management Act.  The Court denied the Company’s motion to dismiss as to claims relating to negligence, strict liability and public nuisance, as well as plaintiffs’ request for punitive damages.  In September and October 2007, the court granted the Company’s motion to serve third-party complaints on a total of nine PRPs.  Among the PRPs the Company impleaded is the Town of Tiverton, which asserted a counterclaim against the Company under the Comprehensive Environmental Response, Compensation, and Liability Act.  In January 2008, the Court denied the Company's motion for partial judgment on the pleadings seeking dismissal of plaintiffs' claims for remediation, finding, contrary to the Company's contention, that RIDEM does not have exclusive jurisdiction to determine the responsibility for and extent of remediation of plaintiffs' properties.  In February 2008, the Court entered a "Trial Order" superseding several prior orders, and directing that (1) on or about April 24, 2008, the Court will conduct a "Phase I" trial on claims asserted by plaintiffs and by Tiverton against the Company; (2)  the Phase I trial will be bifurcated into a liability stage, and, if necessary, a damages stage, with both stages to be tried before the same jury; (3) the discovery cutoff date for the Phase I trial is extended from February 29 to March 21, 2008; (4) if necessary, a “Phase II” trial shall address the Company's third-party claims against the PRPs it has impleaded; and (5) the parties to the Phase II trial shall have 120 days after the Phase I trial to conduct discovery related thereto.  The Court subsequently ruled that Tiverton’s claims against the Company will be tried in the Phase II trial.  The Company filed a motion seeking extension of the discovery and trial date, which was denied in material part.  The Phase I trial, which was scheduled to commence on April 28, 2008, was adjourned without date by the Court in consideration of the progress of settlement discussions between the Company and the plaintiffs.  In November 2008, the plaintiffs filed a motion to enforce a settlement they claim was reached with the Company in April 2008.  Plaintiffs also filed a motion to seal the papers related to the motion to enforce.  In December 2008, the Company filed its opposition to the motion to enforce asserting that no settlement was reached.  In December 2008, the Company also filed a motion to recuse the Court from all further substantive proceedings in the case, and filed its own motion supporting the sealing of all papers on the motion to enforce.  On December 16, 2008, the Court issued a memorandum and order (i) denying the motion to seal the papers related to the motion to enforce, which papers the Court then placed in the public file; and (ii) granting the motion to recuse the Court from all further substantive matters in the case.  The case has been assigned to another Judge who held an evidentiary hearing on February 6, 2009 on plaintiffs’ motion to enforce.  The Court has not rendered a decision on the motion to enforce.  On March 6, 2009, at the Court’s direction, the plaintiffs, the Town of Tiverton and the Company participated in a mediation.  Settlement discussions amongst the parties are ongoing.  No settlement has been reached.  A new trial date has not been set. The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Mercury Release.  In October 2004, New England Gas Company discovered that one of its facilities had been broken into and that mercury had been released both inside a building and in the immediate vicinity, including a parking lot in a neighborhood several blocks away. Mercury from the parking lot was apparently tracked into nearby apartment units, as well as other buildings. Cleanup was completed at the property and nearby apartment units. The vandals who broke into the facility were arrested and convicted. In October 2007, the U.S. Attorney in Rhode Island filed a three-count indictment against the Company in the U.S. District Court for the District of Rhode Island alleging violation of permitting requirements under the federal RCRA and notification requirements under the federal Emergency Planning and Community Right to Know Act (EPCRA) relating to the 2004 incident.  The Company entered a not guilty plea on October 29, 2007 and trial commenced on September 22, 2008.  On October 15, 2008, the jury acquitted Southern Union on the EPCRA count and one of the two RCRA counts, and found the Company guilty on the other RCRA count.  On December 1, 2008, the Company filed motions for acquittal and alternatively for a new trial with respect to the RCRA count on which the Company was found guilty.  Briefing on such motions is now complete except for an additional briefing requested by the Court on the issue of the maximum amount of any potential fine.  The Company is to submit a brief on the issue by May 12, 2009 and the Government will have two weeks to respond.  In the event the Company’s motions for acquittal and/or for a new trial are not granted, sentencing as regards the single RCRA count is presently set for June 25, 2009. The Company believes the outcome of this matter will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

In January 2006, a complaint was filed against the Company in the Superior Court in Providence, Rhode Island regarding the mercury release from the Pawtucket facility, asserting claims for personal injury and property damage as a result of the release.  The suit was removed to Rhode Island federal court.  A motion to remand the case to state court filed by plaintiffs was denied in April 2007.  The Company thereafter moved to dismiss plaintiffs’ amended complaint, which motion was granted in part, dismissing claims for public nuisance, private nuisance and violation of Rhode Island’s Hazardous Waste Management Act, leaving plaintiffs with claims for negligence and strict liability.  In October 2007, an attorney representing other Pawtucket residents filed suit against the Company in the Superior Court in Providence asserting claims similar to those pending in the above-described federal court suit for personal injury and property damage.  An additional complaint alleging personal injury arising out of the mercury release was filed on behalf of three plaintiffs with the District Court for the Sixth District, Providence County, Rhode Island, in January 2008.  Settlement discussions with regard to the civil suits are ongoing and have not yet been finalized.  The Company will vigorously defend all such suits.  The Company believes the outcome of this matter will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Jack Grynberg.  Jack Grynberg, an individual, filed actions for damages against a number of companies, including Panhandle, now transferred to the U.S. District Court for the District of Wyoming, alleging mis-measurement of natural gas volumes and Btu content, resulting in lower royalties to mineral interest owners.  Among the defendants are Panhandle, Citrus, Florida Gas and certain of their affiliates (Company Defendants).  On October 20, 2006, the District Judge adopted in part the earlier recommendation of the Special Master in the case and ordered the dismissal of the case against the Company Defendants.  Grynberg is appealing that action to the Tenth Circuit Court of Appeals.  Grynberg’s opening brief was filed on July 31, 2007.  Respondents filed their brief rebutting Grynberg’s arguments on November 21, 2007.  A hearing before the Court of Appeals was held on September 25, 2008 and on March 17, 2009 the court denied Grynberg’s appeal.  On May 4, 2009, the court denied Grynberg’s petition for rehearing.  A similar action, known as the Will Price litigation, also has been filed against a number of companies, including Panhandle, in U.S. District Court for the District of Kansas.  Panhandle is currently awaiting the decision of the trial judge on the defendants’ motion to dismiss the Will Price action.  Panhandle and the other Company Defendants believe that their measurement practices conformed to the terms of their FERC gas tariffs, which were filed with and approved by FERC.  As a result, the Company believes that it has meritorious defenses to these lawsuits (including FERC-related affirmative defenses, such as the filed rate/tariff doctrine, the primary/exclusive jurisdiction of FERC, and the defense that Panhandle and the other Company Defendants complied with the terms of their tariffs) and will continue to vigorously defend against them, including any appeal from the dismissal of the Grynberg case.  The Company does not believe the outcome of these cases will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

Other Commitments and Contingencies

Retirement of Debt Obligations.  The Company plans to repay its $60.6 million 6.50% Senior Notes maturing in July 2009 and expects to arrange to refinance the $150 million Short-Term Facility due in August 2009 and the $100 million 6.089% Senior Notes maturing in February 2010.  The Company believes, based on its investment grade credit ratings and general financial condition, successful historical access to capital and debt markets and market expectations regarding the Company's future earnings and cash flows, that it will be able to refinance these obligations under acceptable terms prior to their maturity.  However, there can be no assurance that the Company would be able to achieve acceptable refinancing terms in any negotiation of new capital market debt or bank financings.  Should the Company not be successful in its refinancing efforts, the Company may choose to retire such debt upon maturity by utilizing some combination of cash flows from operations, draw downs under existing credit facilities and altering the timing of controllable cash flows, among other things.

2008 Hurricane Damage.  In September 2008, Hurricanes Gustav and Ike came ashore on the Louisiana and Texas coasts.  Damage from the hurricanes have affected both the Company’s Transportation and Storage and Gathering and Processing segments.  Offshore transportation facilities, including Sea Robin and Trunkline’s Terrebonne system,  suffered damage to several platforms and gathering pipelines and are continuing to experience reduced volumes.  The SUGS business was indirectly adversely affected by Hurricane Ike.

The Company increased its provision for repair and abandonment costs in 2009 by approximately $16.1 million.  The incremental 2009 expense is primarily due to an increase in the provision for repair costs of $9.2 million and $6.9 million of expense related to an increase in the ARO liability reserve.  The capital replacement and retirement expenditures estimate relating to the hurricane was increased to approximately $150 million and is expected to be incurred through 2010.  These estimates are subject to further revision as the assessment of the damage to the Company’s facilities is ongoing.  Approximately $42 million of the capital replacement and retirement expenditures were incurred as of March 31, 2009.  The Company anticipates reimbursement from its property insurance carrier for a significant portion of the damages in excess of its $10 million deductible; however, the recoverable amount is subject to pro rata reduction to the extent that the level of total accepted claims from all insureds exceeds the carrier’s $750 million aggregate exposure limit.  The Company’s insurance provider has announced that it has reached the $750 million aggregate exposure limit and has recently revised its estimated maximum payout amount from 84 percent to no more than 70 percent based on estimated claim information it has received. The final amount of any applicable pro rata reduction cannot be determined until the Company’s insurance provider has received and assessed all claims.

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

Sales of products or services between segments are billed at regulated rates or at market rates, as applicable.  There were no material intersegment revenues during the three-month periods ended March 31, 2009 and 2008.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth certain selected financial information for the Company’s segments for the periods presented.

	Three Months Ended
	March 31,
Segment Data	2009	2008
	(In thousands)
Revenues from external customers:
Transportation and Storage	$192,295	$187,051
Gathering and Processing	168,305	415,662
Distribution	322,024	348,635
Total segment operating revenues	682,624	951,348
Corporate and other	1,239	1,350
Total consolidated revenues from external
customers	$683,863	$952,698

Depreciation and amortization:
Transportation and Storage	$27,863	$25,061
Gathering and Processing	16,413	15,470
Distribution	7,671	7,572
Total segment depreciation and amortization	51,947	48,103
Corporate and other	523	520
Total depreciation and amortization expense	$52,470	$48,623

Earnings (loss) from unconsolidated investments:
Transportation and Storage	$15,784	$16,242
Gathering and Processing	528	318
Corporate and other	261	169
	$16,573	$16,729

Segment performance:
Transportation and Storage EBIT (1)	$93,222	$114,100
Gathering and Processing EBIT	(11,433)	28,556
Distribution EBIT (1)	31,638	28,482
Total segment EBIT	113,427	171,138
Corporate and other (1)	815	(516)
Interest expense	48,370	50,701
Federal and state income tax expense	19,615	37,013
Net earnings	46,257	82,908
Preferred stock dividends	2,171	4,341
Net earnings available for common stockholders	$44,086	$78,567

__________________
(1)
In the fourth quarter of 2008, the Company ceased including the management and royalty fees charged by Southern Union to its Transportation and Storage segment in its evaluation of segment results as it was no longer deemed necessary by executive management.  The Company had not previously included management and royalty fees in the evaluation of its other reportable segments.  Additionally, in the fourth quarter of 2008, the Company commenced allocating certain corporate administrative services costs to the Distribution segment.  Previously, the corporate administrative services costs allocation was limited to the Transportation and Storage and Gathering and Processing segments.  Executive management determined that such allocation to all of the Company's reportable segments would enable it to better measure and evaluate the performance of each of its reportable segments.  The allocation to the Distribution segment for the three months ended March 31, 2009 was $2.3 million.  The administrative services allocation was primarily based upon each reportable segment's pro-rata share of combined net investment, margin and certain expenses.  Management believes that the allocation method and underlying assumptions utilized by the Company were reasonable.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For comparability between reporting periods purposes, the 2008 period has been recast as indicated below to (i) exclude the management and royalty fee charged to the Transportation and Storage segment and (ii) include the corporate administrative services allocation to the Distribution segment.

	Three Months Ended March 31, 2008
		Recast Adjustments
Segment	EBIT as Reported	Increase (Decrease)	Recast EBIT
		(In thousands)

Transportation and Storage	$109,381	$4,719	$114,100
Distribution	30,301	(1,819)	28,482
Corporate and Other	2,384	(2,900)	(516)

	March 31,	December 31,
Segment Data	2009	2008
	(In thousands)
Total assets:
Transportation and Storage	$4,920,793	$4,969,336
Gathering and Processing	1,691,278	1,764,497
Distribution	1,109,693	1,177,124
Total segment assets	7,721,764	7,910,957
Corporate and other	95,794	86,950
Total consolidated assets	$7,817,558	$7,997,907

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Expenditures for long-lived assets:
Transportation and Storage	$77,712	$182,166
Gathering and Processing	11,218	17,469
Distribution	6,562	5,704
Total segment expenditures for
long-lived assets	95,492	205,339
Corporate and other	6,916	1,220
Total consolidated expenditures for
long-lived assets (1)	$102,408	$206,559

_______________________
(1)  Includes net period changes in capital accruals totaling $(9.9) million and $(21.8) million for the three-month periods ended March 31, 2009 and 2008, respectively.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12. Fair Value Measurement

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2009.

		Fair Value Measurements Using Fair Value Hierarchy
At March 31, 2009	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Signficant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash equivalents (money
market investments)	$602	$602	$-	$-
Commodity derivatives (1), (2)	63,279	-	63,279	-
Long-term investments	643	643	-	-
Total	$64,524	$1,245	$63,279	$-

Liabilities:
Commodity derivatives (2)	$101,668	$-	$101,668	$-
Interest-rate derivatives (2)	41,143	-	-	41,143
Total	$142,811	$-	$101,668	$41,143
__________________
(1)
The Company’s commodity derivative asset balance is primarily associated with two separate counterparties, each individually comprising $42.2 million and $19.8 million of the related fair value as of March 31, 2009.

(2)	See related information in Note 15 – Derivative Instruments and Hedging Activities.

The Company’s Level 3 instruments include interest-rate swap derivatives that are valued using an income approach where at least one significant assumption or input to the underlying pricing model is unobservable – i.e. interest rate swap valuations include composite yield curves developed by the bank counterparty.  The liabilities that the Company has categorized in Level 3 may later be reclassified to Level 2 when the Company is able to obtain additional observable market data to corroborate the unobservable inputs to models used to measure the fair value of these liabilities.  The Company’s Level 2 instruments primarily include natural gas and NGL processing spread swap derivatives that are valued based on pricing models where significant inputs are observable.  The Company’s Level 1 instruments consist of money market mutual funds and trading securities related to a non-qualified deferred compensation plan that are valued based on active market quotes.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides a reconciliation of the change in the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs for the periods indicated.

	Assets	Liabilities
	Commodity	Commodity	Interest-rate
	Derivatives	Derivatives	Derivatives
	(In thousands)
Three Months Ended March 31, 2009
Beginning balance	$964	$(94)	$43,630
Total gains or losses (realized and unrealized):
Included in operating revenues (1)	290	61	-
Included in other comprehensive income	-	-	943
Purchases and settlements, net	-	(206)	(3,430)
Transfers out of level 3	(1,254)	239	-
Ending balance	$-	$-	$41,143
___________________
(1)
The amount included in operating revenues for the three months ended March 31, 2009 that is attributable to the change in unrealized gains or losses relating to commodity derivative assets and commodity derivative liabilities held at March 31, 2009 were gains of $725,000  and 221,000, respectively.

13. Regulation and Rates

Panhandle.  The Company commenced construction of an enhancement at its Trunkline LNG terminal in February 2007.  This infrastructure enhancement project, which is expected to be placed in operation in the third quarter of 2009, will increase send out flexibility at the terminal and lower fuel costs.  Cost projections continue to indicate the construction costs will be approximately $430 million, plus capitalized interest.  Approximately $397.3 million and $351.3 million of costs, including capitalized interest, are included in the line item Construction work-in-progress at March 31, 2009 and December 31, 2008, respectively.

Missouri Gas Energy.  On April 2, 2009, Missouri Gas Energy made a filing with the MPSC seeking to implement an annual base rate increase of approximately $32.4 million.  Approved rates resulting from this filing are not expected to take effect until February 28, 2010.

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14. Stockholders’ Equity

Dividends.  On April 10, 2009, the Company paid its regular quarterly cash dividend of $0.15 per share on the Company’s common stock.  Dividend payments totaling $18.6 million were paid to holders of record as of March 27, 2009.
15.  Derivative Instruments and Hedging Activities

The Company is exposed to certain risks in its ongoing business operations.  The primary risks managed by using derivative instruments are interest rate risk and commodity price risk.  Interest rate swaps and treasury rate locks are the principal derivative instruments used by the Company to manage interest rate risk associated with its long-term borrowings, although other interest rate derivative contracts may also be used from time to time.  Natural gas price swaps and NGL processing spread swaps are the principal derivative instruments used by the Company to manage commodity price risk associated with purchases and/or sales of natural gas and/or NGL, although other commodity derivative contracts may also be used from time to time.  In accordance with Statement No. 133, the Company recognizes all derivative instruments as assets or liabilities at fair value in the Condensed Consolidated Balance Sheet.

Interest Rate Contracts

The Company enters into interest rate swaps to manage its exposure to changes in interest payments on long-term debt attributable to movements in market interest rates, and enters into treasury rate locks to manage its exposure to changes in future interest payments attributable to changes in treasury rates prior to the issuance of new long-term debt instruments.

Interest Rate Swaps.  As of March 31, 2009, the Company had outstanding pay-fixed interest rate swaps with a total notional amount of $455 million.  These interest rate swaps are accounted for as cash flow hedges, with the effective portion of changes in their fair value recorded in Accumulated other comprehensive loss and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impact earnings.  As of March 31, 2009, approximately $10.8 million of net after-tax losses in Accumulated other comprehensive loss related to these interest rate swaps will be amortized into Interest expense during the next twelve months.  Any ineffective portion of the cash flow hedge is reported in current-period earnings.

Treasury Rate Locks.  As of March 31, 2009, the Company had no outstanding treasury rate locks.  However, certain of its treasury rate locks that settled in prior periods are associated with interest payments on outstanding long-term debt.  These treasury rate locks were/are accounted for as cash flow hedges, with the effective portion of their settled value recorded in Accumulated other comprehensive loss and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impact earnings.  As of March 31, 2009, approximately $1.2 million of net after-tax losses in Accumulated other comprehensive loss related to these treasury rate locks will be amortized into Interest expense during the next twelve months.

Commodity Contracts – Gathering and Processing Segment

The Company enters into natural gas price swaps and NGL processing spread swaps to manage its exposure to changes in margin on forecasted sales of equity (Company-owned) natural gas and NGL volumes resulting from movements in market commodity prices.

Natural Gas Price Swaps.  As of March 31, 2009, the Company had outstanding receive-fixed natural gas price swaps with a total notional amount of 5,500,000 MMBtus for the remainder of 2009.   These natural gas price swaps are accounted for as cash flow hedges, with the effective portion of changes in their fair value recorded in Accumulated other comprehensive loss and reclassified into Operating revenues in the same periods during which the forecasted natural gas sales impact earnings.  As of March 31, 2009, approximately $20.8 million of net after-tax gains in Accumulated other comprehensive loss related to these natural gas price swaps will be amortized into Operating revenues during the remainder of 2009.  Any ineffective portion of the cash flow hedge is reported in current-period earnings.

NGL Processing Spread Swaps.  As of March 31, 2009, the Company had outstanding receive-fixed NGL processing spread swaps with a total notional amount of 8,250,000 MMBtu equivalents for the remainder of 2009.  These processing spread swaps are accounted for as economic hedges, with changes in their fair value recorded in Operating revenues.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company enters into other derivative instruments, including natural gas price swaps and basis swaps, to manage its exposure to changes in margin on sales of non-equity natural gas volumes made at fixed prices or delivery points different from supply points, resulting from movements in market commodity prices.

Other Derivative Instruments.  As of March 31, 2009, the Company had outstanding forward contracts for the sale of 432,000 MMBtus of natural gas at fixed prices through December 2009.  These forward contracts are derivatives under Statement No. 133, with changes in their fair value recorded in Operating revenues.  As of March 31, 2009, the Company had outstanding receive-floating natural gas price swaps and NYMEX to WAHA basis swaps with total notional amounts of 355,000 MMBtus and 370,000 MMBtus, respectively, that are associated with the forward contracts.  These natural gas price swaps and basis swaps are accounted for as economic hedges, with changes in their fair value recorded in Operating revenues.  As of March 31, 2009, the Company had outstanding  WAHA to Houston Ship basis swaps that are associated with the delivery of 10,000 MMBtu per day of natural gas through November 2009 at delivery points different from supply points.  These natural gas basis swaps are accounted for as economic hedges, with changes in their fair value recorded in Operating revenues.

Commodity Contracts - Distribution Segment

The Company enters into natural gas commodity price swaps to manage the exposure to changes in the cost of forecasted purchases of natural gas passed through to utility customers that result from movements in market commodity prices.  The cost of the derivative instruments and settlement of the respective obligations are recovered from utility customers through the purchased gas adjustment clause as authorized by the applicable regulatory authority and therefore do not impact earnings.

Natural Gas Price Swaps.  As of March 31, 2009, the Company had outstanding pay-fixed natural gas price swaps with total notional amounts of 16,530,000 MMBtus, 15,360,000 MMBtus and 240,000 MMBtus for the remainder of 2009, 2010 and 2011, respectively.  These natural gas price swaps are accounted for as economic hedges, with changes in their fair value recorded to Deferred charges – regulatory assets in accordance with FASB Statement No. 71, “Accounting for the Effects of Certain Types of Regulation.”

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Summary Financial Statement Information

The following table summarizes the location and fair value amounts of the Company’s derivative instruments reported in the Condensed Consolidated Balance Sheet at March 31, 2009.

	Asset Derivatives		Liability Derivatives
Balance Sheet Location		Fair Value (1)	Balance Sheet Location	Fair Value (1)
		(In thousands)		(In thousands)
Cash Flow Hedges
Interest rate contracts:
Interest rate swaps		$-	Current liabilities	$16,065
		-	Noncurrent liabilities	25,078
Commodity contracts - Gathering and Processing:
Natural gas price swaps	Current assets	32,476		-
		$32,476		$41,143
Economic Hedges
Commodity contracts - Gathering and Processing:
NGL processing spread swaps	Current assets	$29,550		$-
Other derivative instruments	Current liabilities	473	Current liabilities	1,381

Commodity contracts - Distribution:
Natural gas price swaps		-	Current liabilities	85,515
		-	Noncurrent liabilities	15,245
		$30,023		$102,141
Other
Commodity contracts - Gathering and Processing:
Other derivative instruments	Current assets	$1,253		$-

Total		$63,752		$143,284
_____________
(1)	See Note 12 – Fair Value Measurement for information related to the framework used by the Company to measure the fair value of its derivative instruments as of March 31, 2009.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables summarize the location and amount of derivative instrument gains and losses reported in the Company’s condensed consolidated financial statements for the period presented.

Three Months Ended
March 31, 2009
Cash Flow Hedges (1)	(In thousands)
Interest rate contracts:
Change in fair value - increase in Accumulated other comprehensive loss,
excluding tax expense effect of $415	$1,033
Reclassification of unrealized loss from Accumulated other comprehensive loss -
increase of Interest expense, excluding tax expense effect of $1,612	4,041
Loss on ineffectiveness of hedges	-

Commodity contracts - Gathering and Processing:
Change in fair value - decrease in Accumulated other comprehensive loss,
excluding tax expense effect of $4,588	12,730
Reclassification of unrealized gain from Accumulated other comprehensive loss -
increase of Operating revenues, excluding tax expense effect of $3,967	11,007
Loss on ineffectiveness of hedges	-

Economic Hedges
Commodity contracts - Gathering and Processing:
Change in fair value - decrease in Operating revenues	21,368

Commodity contracts - Distribution:
Change in fair value - increase in Deferred charges - Regulatory assets	8,076

Other
Commodity contracts - Gathering and Processing:
Change in fair value - increase in Operating revenues	289
__________________
(1)	See Note 3 – Comprehensive Income (Loss) for additional related information.

Derivative Instrument Contingent Features

Certain of the Company’s derivative instruments contain provisions that require the Company’s debt to be maintained at an investment grade credit rating from each of the major credit rating agencies.  If the Company’s debt were to fall below investment grade, the Company would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment.  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position at March 31, 2009 is $33 million.

16. Other Income (Expense), Net

Other, net income in the Condensed Consolidated Statement of Operations for the three-month period ended March 31, 2009 totaling $6 million consists primarily of $5.4 million related to an insurance settlement.  In March 2009, the Company entered into a settlement agreement with an insurance company that released it from certain potential future environmental claim obligations.

ITEM 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to the accompanying unaudited interim condensed consolidated financial statements and notes to help provide an understanding of Southern Union’s financial condition, changes in financial condition and results of operations.  The following section includes an overview of the Company’s business as well as recent developments that management of the Company believes are important in understanding its results of operations and to anticipate future trends in those operations.  Subsequent sections include an analysis of the Company’s results of operations on a consolidated basis and on a segment basis for each reportable segment, and information relating to the Company’s liquidity and capital resources, quantitative and qualitative disclosures about market risk and other matters.

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

The following table provides a reconciliation of EBIT (by segment) to Net earnings available for common stockholders.

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
EBIT:
Transportation and storage segment (1)	$93,222	$114,100
Gathering and processing segment	(11,433)	28,556
Distribution segment (1)	31,638	28,482
Corporate and other (1)	815	(516)
Total EBIT	114,242	170,622
Interest	48,370	50,701
Earnings before income taxes	65,872	119,921
Federal and state income tax expense	19,615	37,013
Net earnings	46,257	82,908
Preferred stock dividends	2,171	4,341

Net earnings available for common stockholders	$44,086	$78,567

________________
(1)
In the fourth quarter of 2008, the Company ceased including the management and royalty fees charged by Southern Union to its Transportation and Storage segment in its evaluation of segment results as it was no longer deemed necessary by executive management.  The Company had not previously included management and royalty fees in the evaluation of its other reportable segments.  Additionally, in the fourth quarter of 2008, the Company commenced allocating certain corporate administrative services costs to the Distribution segment.  Previously, the corporate administrative services costs allocation was limited to the Transportation and Storage and Gathering and Processing segments.  Executive management determined that such allocation to all of the Company's reportable segments would enable it to better measure and evaluate the performance of each of its reportable segments.  The allocation to the Distribution segment for the three months ended March 31, 2009 was $2.3 million.  The administrative services allocation was primarily based upon each reportable segment's pro-rata share of combined net investment, margin and certain expenses.  Management believes that the allocation method and underlying assumptions utilized by the Company were reasonable.

For comparability between reporting periods purposes, the 2008 period has been recast as indicated below to (i) exclude the management and royalty fee charged to the Transportation and Storage segment and (ii) include the corporate administrative services allocation to the Distribution segment.

	Three Months Ended March 31, 2008
		Recast Adjustments
Segment	EBIT as Reported	Increase (Decrease)	Recast EBIT
		(In thousands)

Transportation and Storage	$109,381	$4,719	$114,100
Distribution	30,301	(1,819)	28,482
Corporate and Other	2,384	(2,900)	(516)

Three-month period ended March 31, 2009 versus the three-month period ended March 31, 2008.  The Company’s $34.5 million decrease in Net earnings available for common stockholders in the three-month period ended March 31, 2009 versus the same period in 2008 was primarily due to:

•
Lower EBIT contributions of $40 million from the Gathering and Processing segment primarily due to lower operating revenues of $233.4 million, largely attributable to lower market driven realized average natural gas and NGL prices and the impact of $13.9 million of higher net hedging losses, partially offset by lower market driven natural gas and NGL purchase costs of $206.8 million in the 2009 period versus the 2008 period;

•
Lower EBIT contributions of $20.9 million from the Transportation and Storage segment primarily due to higher operating expenses of $22.2 million attributable to a net increase in the provision for repair and abandonment costs of $16.1 million in 2009 related to offshore assets damaged by Hurricane Ike, higher contract storage costs of $2 million, a $1.3 million charge for a lower of cost or market system gas inventory adjustment in 2009 and a $1.2 million increase in LNG power costs resulting from actual costs recovered in rates through the power reimbursement mechanism, and higher depreciation and amortization expense of $2.8 million primarily due to increases in plant, property, and equipment, partially offset by higher operating revenues of $5.2 million attributable to higher transportation and storage revenues of $3.7 million and higher LNG terminalling revenues of $2.2 million;

These reductions to earnings were partially offset by:

•
Impact of $3.5 million and $1.9 million of income in 2009 recorded in the Distribution and Corporate and other segments, respectively, related to a settlement agreement with an insurance company that released it from certain potential future environmental claim obligations;

•
Lower interest expense of $2.3 million primarily attributable to lower interest expense of $3.6 million due to lower LIBOR interest rates associated with the Company’s variable rate debt, partially offset by higher net interest expense of $1.5 million due to higher net debt balances outstanding on fixed-rate debt obligations;

•	Lower preferred stock dividends of $2.2 million due to the Company’s repurchase in 2008 of 459,999 shares of its 7.55% Noncumulative Preferred Stock, Series A shares; and
•
Lower federal and state income tax expense of $17.4 million primarily due to lower pre-tax earnings of $54 million and the impact of the reduced EITR attributable to a lower state income tax expense (net of the federal income tax benefit) of $1.7 million and an increase in the tax benefit (relative to pre-tax earnings) associated with the dividends received deduction from the Company’s unconsolidated investment in Citrus.

Business Segment Results

Transportation and Storage Segment.  The Transportation and Storage segment is primarily engaged in the interstate transportation and storage of natural gas in the Midwest and from the Gulf Coast to Florida, and LNG terminalling and regasification services.  The Transportation and Storage segment’s operations, conducted through Panhandle and Florida Gas, are regulated as to rates and other matters by FERC. Demand for natural gas transmission on Panhandle’s pipeline systems is seasonal, with the highest throughput and a higher portion of annual total operating revenues and EBIT occurring in the traditional winter heating season in the first and fourth calendar quarters.  Florida Gas’ pipeline system experiences the highest throughput in the summer period due to gas-fired generation loads in the second and third calendar quarters.

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

The following table illustrates the results of operations applicable to the Company’s Transportation and Storage segment for the periods presented:

	Three Months Ended
	March 31,
Transportation and Storage Segment	2009	2008
	(In thousands)

Operating revenues	$192,295	$187,051

Operating expenses	78,194	55,973
Depreciation and amortization	27,863	25,061
Taxes other than on income and revenues	8,925	8,649
Total operating income	77,313	97,368
Earnings from unconsolidated investments	15,784	16,242
Other income, net	125	490
EBIT	$93,222	$114,100

Operating information:
Panhandle natural gas volumes transported (TBtu)	427	401
Florida Gas natural gas volumes transported (TBtu) (1)	187	173

________________
(1)	Represents 100 percent of natural gas volumes transported by Florida Gas versus the Company’s effective equity ownership interest of 50 percent.

Three-month period ended March 31, 2009 versus the three-month period ended March 31, 2008. The $20.9 million EBIT reduction in the three-month period ended March 31, 2009 versus the same period in 2008 was primarily due to a lower EBIT contribution from Panhandle totaling $20.4 million and lower equity earnings of $500,000, principally from the Company’s unconsolidated investment in Citrus.

Panhandle’s $20.4 million EBIT reduction was primarily due to:

•	Higher operating revenues of $5.2 million primarily attributable to:
o	Higher parking revenues of $5 million resulting from customer demand for parking services and market conditions;
o
Higher transportation reservation revenues of $2.2 million primarily due to an increase of approximately $4.4 million attributable to the completion of the primary portion of the Trunkline Field Zone Expansion project during the period December 2007 to February 2008 and a smaller second phase completed in November 2008, partially offset by the impact of approximately $1.2 million of additional revenues in the 2008 period attributable to the extra day in the 2008 leap year;

o	Lower transportation commodity revenues of $3.4 million primarily due to reduced volumes flowing after Hurricane Ike; and
o
A $2.2 million increase in LNG terminalling revenue primarily due to $1.2 million associated with a change in the reimbursement mechanism in the fourth quarter of 2008 that allows the Company to recover actual monthly LNG power costs from the customer and approximately $1 million of higher reservation revenues attributable to a one-time annual rate increase associated with certain capacity effective January 1, 2009.

The increased revenues were offset by:

•	Higher operating expenses of $22.2 million primarily attributable to:
o
A net increase in the provision for repair and abandonment costs of $16.1 million in 2009 for damages to offshore assets resulting from Hurricane Ike, which is generally expected to be recovered in the future through insurance recoveries and new rate proceedings;

o	A $2 million increase in contract storage costs resulting from an increase in leased storage capacity;
o	A charge of $1.3 million in 2009 to record a lower of cost or market adjustment for system gas owned by the Company; and
o	A $1.2 million increase in LNG power costs resulting from actual costs recovered in rates through the power reimbursement mechanism; and
•
Increased depreciation and amortization expense of $2.8 million due to a $222 million increase in property, plant and equipment placed in service after March 31, 2008.  Depreciation and amortization expense is expected to continue to increase primarily due to higher capital spending, primarily from the LNG terminal infrastructure enhancement construction project.

See Part I. Item 1. Financial Statements (Unaudited), Note 10 – Commitments and Contingencies – Other Commitments and Contingencies – 2008 Hurricane Damage for additional information related to the 2009 increases in the repair and abandonment provisions and insurance recovery resulting from hurricane damage.

Equity earnings, primarily attributable to the Company’s unconsolidated investment in Citrus, were lower by $500,000 in 2009 versus 2008 primarily due to the following items, adjusted where applicable to reflect the Company’s proportional equity share:

•
Higher debt interest cost of $2.9 million primarily due to interest on a $500 million construction and term loan agreement issued in February 2008, partially offset by lower average outstanding revolver debt balances;

•	Higher depreciation expense of $600,000 primarily due to increased plant, property, and equipment placed in service;
•	Higher operating expenses of $600,000 primarily due to higher overall costs experienced in 2009 applicable to employee labor and benefits, legal services costs, and other operating costs;
•	Lower operating revenues of $400,000 primarily attributable to the extra day in the 2008 leap year, partially offset by increased capacity from prior expansions; and
•	Higher other income of $4.1 million primarily due to higher AFUDC resulting from Florida Gas’ Phase VIII Expansion project.

See Part I. Item I. Financial Statements (Unaudited), Note 6 – Unconsolidated Investments – Citrus for additional information related to Florida Gas.

Gathering and Processing Segment.  The Gathering and Processing segment is primarily engaged in connecting wells of natural gas producers to its gathering system, treating natural gas to remove impurities to meet pipeline quality specifications, processing natural gas for the removal of NGL, and redelivering natural gas and NGL to a variety of markets.

The following table presents the results of operations applicable to the Company’s Gathering and Processing segment:

	Three Months Ended
	March 31,
Gathering and Processing Segment	2009	2008
	(In thousands)

Operating revenues, excluding impact of
commodity derivative instruments	$178,377	$411,788
Realized and unrealized commodity derivatives	(10,072)	3,874
Operating revenues	168,305	415,662
Cost of gas and other energy	(143,129)	(348,200)
Gross margin (1)	25,176	67,462
Operating expenses	19,662	22,949
Depreciation and amortization	16,413	15,470
Taxes other than on income and revenues	1,340	801
Total operating income	(12,239)	28,242
Earnings from unconsolidated investments	528	318
Other expense, net	278	(4)
EBIT	$(11,433)	$28,556

Operating information:
Volumes
Avg natural gas processed (MMBtu/d)	420,904	408,082
Avg NGL produced (gallons/d)	1,370,712	1,336,032
Avg natural gas wellhead (MMBtu/d)	578,558	623,149
Natural gas sales (MMBtu)	21,557,171	24,159,245
NGL sales (gallons) (2)	166,091,347	154,660,401

Average Pricing
Realized natural gas ($/MMBtu) (3)	$3.50	$7.79
Realized NGL ($/gallon) (3)	0.60	1.42
Natural Gas Daily WAHA ($/MMBtu)	3.42	8.00
Natural Gas Daily El Paso ($/MMBtu)	3.31	7.92
Estimated plant processing spread ($/gallon)	0.29	0.69
________________
(1)
Gross margin consists of Operating revenues less Cost of gas and other energy.  The Company believes that this measurement is more meaningful for understanding and analyzing the Gathering and Processing segment’s operating results for the periods presented because commodity costs are a significant factor in the determination of the segment’s revenues.

(2)
Volumes processed by SUGS include volumes sold under various buy-sell arrangements.  For the three-month periods ended March 31, 2009 and 2008, the Company’s operating revenues and related volumes  attributable to its buy-sell arrangements for natural gas totaled $11.7 million and $28.9 million, and 3.3 million MMBtus and 3.6 million MMBtus, respectively.  The Company’s operating revenues and related volumes for the three-month periods ended March 31, 2009 and 2008  attributable to its buy-sell arrangements for NGL totaled $11.9 million and $47.5 million, and 20.8 million gallons and 34.5 million gallons, respectively.

(3)	Excludes impact of realized and unrealized commodity derivative gains and losses detailed in the above EBIT presentation.

Three-month period ended March 31, 2009 versus the three-month period ended March 31, 2008.  The $40 million EBIT reduction in the three-month period ended March 31, 2009 versus the same period in 2008 was primarily due to the following items:

•	Lower gross margin of $42.3 million primarily as the result of:
o
Lower operating revenues of $233.4 million largely attributable to lower market-driven realized average natural gas and NGL prices (unadjusted for the impact of realized and unrealized commodity derivative gains and losses) of $3.50 per MMBtu and $0.60 per gallon in the 2009 period versus $7.79 per MMBtu and $1.42 per gallon in the 2008 period, respectively;

o	Impact of lower market driven natural gas and NGL purchase costs of $206.8 million in the 2009 period versus the 2008 period; and
o	Impact of $13.9 million of net hedging losses in the 2009 period versus the 2008 period (which includes the impact of $15.2 million of unrealized losses recorded in 2009);
•	Higher depreciation and amortization expense of $900,000 primarily attributable to a $49 million increase in property, plant and equipment placed in service after March 31, 2008; and
•	Lower operating expenses of $3.3 million primarily due to:
o	A $1.1 million decrease in maintenance and contract services costs largely attributable to a 2009 cost reduction initiative primarily related to the Company’s variable and discretionary costs;
o	A $500,000 decrease in chemical and lubricants costs, which generally track with the price of oil;
o	A $400,000 decrease in utilities costs primarily due to lower compressor fuel costs attributable to the associated declining costs of natural gas in 2009 versus 2008; and
o	Lower corporate services costs of $300,000.

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

The following table illustrates the results of operations applicable to the Company’s Distribution segment for the periods presented:

	Three Months Ended
	March 31,
Distribution Segment	2009	2008
	(In thousands)

Net operating revenues (1)	$68,188	$68,111

Operating expenses	29,229	28,880
Depreciation and amortization	7,671	7,572
Taxes other than on income
and revenues	3,092	2,989
Total operating income	28,196	28,670
Other income (expenses), net	3,442	(188)
EBIT	$31,638	$28,482

Operating Information:
Gas sales volumes (MMcf)	29,640	33,135
Gas transported volumes (MMcf)	8,349	9,634

Weather – Degree Days: (2)
Missouri Gas Energy service territories	2,494	2,921
New England Gas Company service territories	2,970	2,654

________________
(1)	Operating revenues for the Distribution segment are reported net of Cost of gas and other energy and Revenue-related taxes, which are pass-through costs.
(2)	"Degree days" are a measure of the coldness of the weather experienced. A degree day is equivalent to each degree that the daily mean temperature for a day falls below 65 degrees Fahrenheit.

Three-month period ended March 31, 2009 versus the three-month period ended March 31, 2008.  The $3.2 million EBIT improvement in the three-month period ended March 31, 2009 versus the same period in 2008 was primarily due to:

•	Higher Other Income, net, of $3.6 million primarily due to a settlement of $3.5 million with an insurance company that released it from certain potential future environmental claim obligations;
•
Net operating revenues were flat primarily due to a higher contribution of $2.3 million from New England Gas Company largely attributable to the impact of new rates associated with the $3.7 million annual rate case increase effective February 3, 2009 and colder weather, offset by $2.2 million of lower net operating revenues at Missouri Gas Energy primarily due to the impact of warmer weather for its non-residential customers; and

•	Higher operating expenses of $300,000 primarily attributable to:
o	Higher injuries and damage claims of $2.2 million primarily due to the impact of an insurance reimbursement of $900,000 received in 2008 and higher ongoing litigation costs;
o	Higher provisions for uncollectible customer accounts of approximately $900,000 primarily resulting from the impact of the current depressed economic conditions on some of the Company’s customers; and
o	Lower environmental remediation costs of $2.6 million primarily attributable to the establishment in 2008 of a $2.4 million reserve related to completed site investigation evaluations.

Corporate and Other

Three-month period ended March 31, 2009 versus the three-month period ended March 31, 2008.  The EBIT improvement of $1.3 million was primarily due to:

•	A settlement of $1.9 million in March 2009 with an insurance company that released it from certain potential future environmental claim obligations; and
•
Lower contributions of $800,000 from PEI Power Corporation primarily due to a first quarter 2009 increase of $400,000 in a reserve associated with the Company’s  obligation to fund the potential shortfall in estimated future incremental tax revenues associated with the financing obtained by certain tax authorities for the development of an industrial complex and lower revenues of $100,000 primarily due to lower electricity prices in 2009.

Interest Expense

Three-month period ended March 31, 2009 versus the three-month period ended March 31, 2008.  Interest expense was $2.3 million lower in the three-month period ended March 31, 2009 versus the same period in 2008 primarily due to:

•	Lower interest expense of $3.6 million primarily due to the effect of lower LIBOR interest rates and a lower debt balance on the $465 million term loan agreement;
•
Lower interest expense of $800,000 primarily due to the impact of the higher level of interest costs capitalized attributable to higher average capital project balances outstanding in 2009 compared to 2008; and

•
Higher interest expense of $1.5 million primarily due to a higher outstanding debt balance from the $400 million 7.00% Senior Notes issued in June 2008, partially offset by lower interest expense resulting from the repayment of the $300 million 4.80% Senior Notes and the $125 million 6.15% Senior Notes in August 2008.

Federal and State Income Taxes

The Company’s income taxes were as follows:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)

Income tax expense	$19,615	$37,013
Effective tax rate	30%	31%

Three-month period ended March 31, 2009 versus the three-month period ended March 31, 2008. The $17.4 million reduction of federal and state income tax expense was primarily due to lower pre-tax earnings of $54 million and the impact of the lower EITR for the three-month period ended March 31, 2009 which was primarily due to:

•	Lower state income tax expense, net of the federal income benefit, of $1.6 million and $3.3 million for the three-month periods ended March 31, 2009 and 2008, respectively; and
•
Increase in the tax benefit (relative to pretax earnings) associated with the dividends received deduction from the Company’s unconsolidated investment in Citrus.  For the three-month periods ended March 31, 2009 and 2008, the tax benefit of the dividends received deduction was $5.3 million and $9 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Liquidity and Capital Resources information contained herein should be read in conjunction with the related information set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources of the Company’s Form 10-K for the year ended December 31, 2008.

Cash generated from internal operations constitutes the Company’s primary source of liquidity.  The Company’s working capital deficit at March 31, 2009 is $444.2 million.  This includes $60.6 million and $100 million of long-term debt maturing in July 2009 and February 2010, respectively, and $150 million of short-term debt due in August 2009.  Additional sources of liquidity for working capital purposes include the use of available credit facilities and may include various equity offerings and debt capital markets and bank financings, and proceeds from asset dispositions.  The availability and terms relating to such liquidity will depend upon various factors and conditions such as the Company’s combined cash flow and earnings, the Company’s resulting capital structure and conditions in the financial markets at the time of such offerings.

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

The Company notes that, while there is no way to predict the extent or duration of any negative impact that the current credit disruptions in the economy will have on its liquidity position, there is no current expectation that the impact on the Company would be significant.

Sources (Uses) of Cash

	Three months ended March 31,
	2009	2008
	(In thousands)
Cash flows provided by (used in):
Operating activities	$236,730	$239,554
Investing activities	(118,565)	(215,598)
Financing activities	(116,954)	3,043
Increase (decrease) in cash and cash equivalents	$1,211	$26,999

Operating activities. Cash provided by operating activities decreased by $2.8 million in the 2009 period versus the same period in 2008.  Cash flows provided by operating activities before changes in operating assets and liabilities for the 2009 period was $115.4 million compared with $164.7 million for the 2008 period, a decrease of $49.3 million primarily resulting from lower net earnings in 2009. Changes in operating assets and liabilities provided cash of $121.3 million in the 2009 period and $74.8 million in the 2008 period, resulting in an increase in cash from changes in operating assets and liabilities of $46.5 million in 2009 compared to 2008.  The $46.5 million increase is primarily due to the impact of decreased accounts receivables of $40.5 million in the Distribution segment primarily due to warmer weather for Missouri Gas Energy’s nonresidential customers and increased cash of $9.1 million from the sale of previously inventoried NGL in the Gathering and Processing segment related to the build up of NGL inventory because of an outage of the third party NGL fractionator during the fourth quarter of 2008.

Investing activities. The Company’s business strategy includes making prudent capital expenditures across its base of gathering, processing, transmission, storage and distribution assets and growing the businesses through the selective acquisition of assets in order to position itself favorably in the evolving North American natural gas markets.

Cash flows used in investing activities in the three months ended March 31, 2009 and 2008 were $118.6 million and $215.6 million, respectively.  The $97 million reduction in invested cash outflows is primarily due to a $104.5 million decrease in capital expenditures in the Transportation and Storage segment in the 2009 period.

The following table presents a summary of additions to property, plant and equipment by segment, including additions related to major projects for the periods presented.

	Three Months Ended
	March 31,
Property, Plant and Equipment Additions	2009	2008
	(In thousands)
Transportation and Storage Segment
LNG Terminal Expansions/Enhancements	$41,092	$48,506
Trunkline Field Zone Expansion	828	59,004
East End Enhancement	(18)	29,138
Compression Modernization	1,657	19,714
Other, primarily pipeline integrity, system
reliability, information technology, air
emission compliance and hurricane
expenditures	34,153	25,804
Total	77,712	182,166

Gathering and Processing Segment	11,218	17,469

Distribution Segment
Missouri Safety Program	2,367	2,395
Other, primarily system replacement
and expansion	4,195	3,309
Total	6,562	5,704

Corporate and other	6,916	1,220

Total (1)	$102,408	$206,559

_______________
(1)	Includes net period changes in capital accruals totaling $(9.9) million and $(21.8) million for the three-month periods ended March 31, 2009 and 2008, respectively.

Principal Capital Expenditure Projects.  The Company’s capital expenditure programs through 2009 are expected to be funded primarily by cash flows from operations and financings.  The Company’s Trunkline LNG terminal infrastructure enhancement project, with a current estimated construction cost of approximately $430 million, plus capitalized interest, is still expected to be placed into operation in the third quarter of 2009.  Also see Part I, Item 1. Financial Statements (Unaudited), Note 10 – Commitments and Contingencies – Other Commitments and Contingencies – 2008 Hurricane Damage for a discussion related to the Company’s capital expenditure obligations resulting from damages incurred from hurricanes in the third quarter of 2008.

Potential Sea Robin Impairment.  Sea Robin, comprised primarily of offshore facilities, suffered damage related to several platforms and gathering pipelines from Hurricane Ike.  See Part I. Item 1. Financial Statements (Unaudited), Note 2 – New Accounting Principles and Other Matters – Other Matters for information related to the Company’s analysis of the Sea Robin assets for impairment as of March 31, 2009.  The Company currently estimates $100 million of the approximately $150 million total estimated capital replacement and retirement expenditures to replace property and equipment damaged by Hurricane Ike are related to Sea Robin.  This estimate is subject to further revision as the damage assessment is ongoing. The Company anticipates reimbursement from its property insurance carrier for its damages in excess of its $10 million deductible, except for certain expenditures not reimbursable under the insurance policy terms.  See Part I, Item 1. Financial Statements (Unaudited), Note 10 – Commitments and Contingencies – Other Commitments and Contingencies – 2008 Hurricane Damage for additional related information.  To the extent the Company’s capital expenditures are not recovered through insurance proceeds, its net investment in Sea Robin’s property and equipment would increase without necessarily generating additional revenues unless the incremental costs are recovered through future rate proceedings.  If the amount of Sea Robin’s insurance reimbursements are significantly reduced from the currently estimated maximum 70 percent payout limit amount or it experiences other adverse developments incrementally impacting the Company’s related net investment or anticipated future cash flows that are not remedied through rate proceedings, the Company could potentially be required to record an impairment of its net investment in Sea Robin pursuant to FASB Statement No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Financing activities.  Financing activities used cash flows of $117 million in the three months ended March 31, 2009 and provided cash flows of $3 million in the same period in 2008.  The $120 million decrease in financing cash inflows was primarily due to a $39.9 million increase in payments under the Company’s revolving credit facilities in the 2009 period and $100 million of cash received by the Company from the issuances of common stock in the 2008 period.

Retirement of Debt Obligations

The Company plans to repay its $60.6 million 6.50% Senior Notes maturing in July 2009 and expects to arrange to refinance the $150 million Short-Term Facility due in August 2009 and the $100 million 6.089% Senior Notes maturing in February 2010.  The Company believes, based on its investment grade credit ratings and general financial condition, successful historical access to capital and debt markets and market expectations regarding the Company's future earnings and cash flows, that it will be able to refinance these obligations under acceptable terms prior to their maturity.  However, there can be no assurance that the Company would be able to achieve acceptable refinancing terms in any negotiation of new capital market debt or bank financings.  Should the Company not be successful in its refinancing efforts, the Company may choose to retire such debt upon maturity by utilizing some combination of cash flows from operations, draw downs under existing credit facilities and altering the timing of controllable cash flows, among other things.

Credit and Short-Term Facilities

The Company has $420 million available under its committed credit facilities.  As of May 1, 2009, there was a balance of $149.1 million outstanding under the Company’s credit facilities, with an effective interest rate of 1.23 percent.  Additionally, as of May 1, 2009, there was a balance of $150 million outstanding under the Short-Term Facility, with an effective interest rate of 1.71 percent.

OTHER MATTERS

Contingencies

See Part I, Item 1.  Financial Statements (Unaudited), Note 10 – Commitments and Contingencies, in this Quarterly Report on Form 10-Q.

Recently Issued Accounting Standards

See Part I, Item 1.  Financial Statements (Unaudited), Note 2 – New Accounting Principles, in this Quarterly Report on Form 10-Q.

Inflation

The Company believes that inflation has caused, and may continue to cause, increases in certain operating expenses, and will continue to require higher capital replacement and construction costs.  In the Transportation and Storage and Distribution segments, the Company continually reviews the adequacy of its rates in relation to such increasing cost of providing services, the inherent regulatory lag experienced in adjusting its rates, and the rates it is actually able to charge in its markets.

Matters Impacting the Company’s Unconsolidated Investment in Citrus

Florida Power & Light Company (FPL), a Florida Gas customer, filed a proposal with the Florida Public Service Commission in April 2009 for construction of a 300-mile Florida EnergySecure intrastate pipeline from Bradford County to Palm Beach County, Florida.  Such project could adversely impact Florida Gas’ ultimate contract terms for the remaining uncommitted Phase VIII Expansion transportation capacity and Florida Gas' future growth opportunities in Florida.

In addition, as part of its proposal, FPL has entered into a non-binding letter of intent with an affiliate of El Paso to negotiate, on an exclusive basis, definitive agreements for the provision by such El Paso affiliate of upstream transportation for the Florida EnergySecure pipeline.  Florida Gas had also participated in FPL’s RFP process for the project.  The Company, Citrus and Florida Gas, on the one hand, and El Paso, which owns a 50% interest in Citrus, on the other hand, have a pending disagreement concerning the El Paso affiliate’s bid on such project.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

The information contained in Item 3 updates, and should be read in conjunction with, related information set forth in Part II, Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, in addition to the unaudited interim condensed consolidated financial statements, accompanying notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in Part I, Items 1 and 2 of this Quarterly Report on Form 10-Q.

The Company had approximately $41.1 million of interest rate swap fair value liabilities at March 31, 2009 that were measured using significant unobservable inputs (i.e. Statement No. 157 level 3 liabilities).  Although the Company does not have sufficient corroborative market evidence to support classifying these level 3 liabilities within level 2, the Company does not utilize significant unobservable inputs that are based on its own internal assumptions within these level 3 liabilities.  Rather, the Company utilizes composite yield curves developed by the bank counterparty in determining the period-end fair value of its interest rate swaps.  For additional related information, See Part I, Item 1.  Financial Statements (Unaudited), Note 12 – Fair Value Measurement, in this Quarterly Report on Form 10-Q.

Interest Rate Risk

The Company is subject to the risk of loss associated with movements in market interest rates.  The Company manages this risk through the use of fixed-rate debt, floating-rate debt and interest rate swaps.  Fixed-rate swaps are used to reduce the risk of increased interest costs during periods of rising interest rates.  Floating-rate swaps are used to convert the fixed rates of long-term borrowings into short-term variable rates.  At March 31, 2009, the interest rate on 89 percent of the Company’s long-term debt was fixed after considering the impact of interest rate swaps.

At March 31, 2009, $16 million is included in Derivative instruments – current liabilities, and $25.1 million is included in Derivative instruments – noncurrent liabilities in the unaudited interim Condensed Consolidated Balance Sheet related to the fixed-rate interest rate swaps on the $455 million Term Loan due 2012.

At March 31, 2009, a 100 basis point move in the annual interest rate on all outstanding floating-rate long-term and short-term debt would increase the Company’s interest payments by approximately $425,000 for each month during which such increase continued.  If interest rates changed significantly, the Company would take actions to manage its exposure to the change.  No change has been assumed, as a specific action and the possible effects are uncertain.

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

The change in exposure to loss in earnings and cash flow related to interest rate risk for the three-month period ended March 31, 2009 is not material to the Company.

Commodity Price Risk

Gathering and Processing Segment.  The Company markets natural gas and NGL in its Gathering and Processing segment and manages associated commodity price risks using both economic and accounting hedge derivative instruments.  These instruments involve not only the risk of transacting with counterparties and their ability to meet the terms of the contracts, but also the risks associated with unmatched positions and market fluctuations.  The Company is required to record its commodity derivative instruments at fair value, which is affected by commodity exchange prices, over-the-counter quotes, volatility, time value, credit and counterparty credit risk and the potential impact on market prices of liquidating positions in an orderly manner over a reasonable period of time under current market conditions.

To manage its commodity price risk related to natural gas and NGL, the Company may use a combination of natural gas puts, price swaps and basis swaps; NGL processing spread puts and swaps; and other exchange-traded futures and options.  These derivative instruments allow the Company to preserve value and protect margins because changes in the value of the derivative instruments are highly effective in offsetting changes in physical market commodity prices and reducing basis risk.  Basis risk exists primarily due to price differentials between cash market delivery locations and futures contract delivery locations.

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

The following table summarizes SUGS' principal commodity derivative instruments as of March 31, 2009 (all instruments are settled monthly), which were developed based upon operating conditions and expected equity (Company-owned) natural gas and NGL sales volumes.

Instrument Type	Index	Average Fixed Price (per MMBtu)	Volumes (MMBtu/d) (3)	Fair Value of Assets
				(In thousands)
Natural Gas - Cash Flow Hedges (1)
Receive-fixed swap	Gas Daily - Waha	$9.49	11,050	$17,943
Receive-fixed swap	Gas Daily - El Paso Permian	$9.49	8,950	14,533
		Total	20,000	$32,476

Processing Spread - Economic Hedges (2)
Receive-fixed swap	Gas Daily - Waha (natural gas)	$7.40	16,575	$16,326
	OPIS - Mt. Belvieu (NGL)
Receive-fixed swap	Gas Daily - El Paso Permian (natural gas)	$7.40	13,425	13,224
	OPIS - Mt. Belvieu (NGL)
		Total	30,000	$29,550

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

(3)	All volumes are applicable to the period April 1, 2009 to December 31, 2009.

At March 31, 2009, excluding the effects of hedging and assuming normal operating conditions, the Company estimates that a change in price of $0.01 per gallon of NGL and $0.10 per MMBtu of natural gas would impact annual gross margin by approximately $1.7 million and $250,000, respectively.  Such commodity price risk estimates do not include any effect on demand for the Company’s services that may be caused by, or arise in conjunction with, price changes.  For example, a change in the gross processing spread may cause some ethane to be sold in the natural gas stream, impacting gathering and processing margins, natural gas deliveries and NGL volumes shipped.

Transportation and Storage Segment.  The Company is exposed to some commodity price risk with respect to natural gas used in operations by its interstate pipelines.  Specifically, the pipelines receive natural gas from customers for use in operating compression to move the customers’ gas.  Additionally, the pipelines may have to settle system imbalances when customers’ actual receipts and deliveries do not match.  When the amount of natural gas utilized in operations by the pipelines differs from the amounts provided by customers, the pipelines may use natural gas from inventory or may have to buy or sell natural gas to cover these or other operational needs, resulting in commodity price risk exposure to the Company.  In addition, there is other indirect exposure to the extent commodity price changes affect customer demand for and utilization of transportation and storage services provided by the Company.  At March 31, 2009, there were no hedges in place in respect to natural gas price risk associated with the Company’s interstate pipeline operations.

Distribution Segment.  The Company enters into pay-fixed natural gas price swaps to mitigate price volatility of purchased natural gas passed through to customers in the Distribution segment. The cost of the derivative products and the settlement of the respective obligations are recorded through the gas purchase adjustment clause as authorized by the applicable regulatory authority and therefore do not impact earnings. The fair values of the contracts are recorded as an adjustment to a regulatory asset or liability in the unaudited interim Condensed Consolidated Balance Sheet.  As of March 31, 2009 and December 31, 2008, the fair values of the contracts, which expire at various times through February 2011, are included in the unaudited interim Condensed Consolidated Balance Sheet as liabilities, with matching adjustments to deferred cost of gas of $100.8 million and $92.7 million, respectively.

ITEM 4.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Southern Union has established disclosure controls and procedures to ensure that information required to be disclosed by the Company, including consolidated entities, in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  The Company performed an evaluation under the supervision and with the participation of management, including its CEO and CFO, and with the participation of personnel from its Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on that evaluation, Southern Union’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Controls.

Management’s assessment of internal control over financial reporting as of December 31, 2008 was included in Southern Union’s Annual Report on Form 10-K filed on February 26, 2009.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings.

Southern Union is a party to or has property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in Part I, Item 1. Financial Statements (Unaudited), Note 10 – Commitments and Contingencies, in this Quarterly Report on Form 10-Q and in the Item 8.  Financial Statements and Supplementary Data, Note 18 – Commitments and Contingencies, information included in the Company’s Form 10-K for the year ended December 31, 2008.

Southern Union is subject to federal and state requirements for the protection of the environment, including those for the discharge of hazardous materials and remediation of contaminated sites.  As a result, Southern Union is a party to or has its property subject to various other lawsuits or proceedings involving environmental protection matters.  For information regarding these matters, see Part I, Item 1. Financial Statements (Unaudited), Note 10 – Commitments and Contingencies, in this Quarterly Report on Form 10-Q and in the Item 8.  Financial Statements and Supplementary Data, Note 18 – Commitments and Contingencies, information included in the Company’s Form 10-K for the year ended December 31, 2008.

ITEM 1A.  Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2008 filed with the SEC on February 26, 2009.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases during the three months ended March 31, 2009 made by Southern Union or any “affiliated purchaser” of Southern Union (as defined in Rule 10b-18(a)(3)) of equity securities that are registered pursuant to Section 12 of the Exchange Act.

	Total Number of	Average Price
Period	Shares Purchased (1)	Paid per Share
January 1, 2009 through January 31, 2009	9,470	$13.53
February 1, 2009 through February 28, 2009	70	12.97
March 1, 2009 through March 31, 2009	24,850	13.88
Total	34,390	$13.78
__________________
(1)
Shares of common stock purchased in open-market transactions and held in various Company employee benefit plan trusts by the trustees using cash amounts deferred by the participants in such plans (and quarterly cash dividends issued by the Company on shares held in such plans.)

ITEM 3.  Defaults Upon Senior Securities.

N/A

ITEM 4.  Submission of Matters to a Vote of Security Holders.

N/A

ITEM 5.  Other Information.

All information required to be reported on Form 8-K for the quarter ended March 31, 2009 was appropriately reported.

ITEM 6.  Exhibits.

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

10(a)
Settlement Agreement, dated as of March 5, 2009, among the Company, Sandell Asset Management Corp., Castlerigg Master Investment Ltd., Castlerigg International Limited and Castlerigg International Holdings Limited (Filed as Exhibit 10.1 to Southern Union’s Current Report on Form 8-K filed on March 5, 2009 and incorporated herein by reference.)

10(b)
First Amendment to Construction and Term Loan Agreement between Citrus Corp., as borrower, and Pipeline Funding Company, LLC, as lender and administrative agent, dated as of August 6, 2008. (Filed as Exhibit 10(a) to Southern Union Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.)

10(c)
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

10(h)	Form of Indemnification Agreement between Southern Union Company and each of the Directors of Southern Union Company and certain senior executive officers.

10(i)
Southern Union Company 1992 Long-Term Stock Incentive Plan, As Amended. (Filed as Exhibit 10(l) to Southern Union’s Annual Report on Form 10-K for the year ended June 30, 1998 and incorporated herein by reference.) *

10(j)
Southern Union Company Director's Deferred Compensation Plan.  (Filed as Exhibit 10(g) to Southern Union's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.)

10(k)
First Amendment to Southern Union Company Director’s Deferred Compensation Plan, effective April 1, 2007. (Filed as Exhibit 10(h) to Southern Union Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.)

10(l)	Southern Union Company Amended Supplemental Deferred Compensation Plan with Amendments. (Filed as Exhibit 4 to Southern Union’s Form S-8 filed May 27, 1999 and incorporated herein by reference.) *

10(m)
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

10(p)
Second Amended and Restated Southern Union Company 2003 Stock and Incentive Plan. (Filed as Exhibit 4 to Form S-8, SEC File No. 333-138524, filed on November 8, 2006 and incorporated herein by reference.) *

10(q)
Third Amended and Restated Southern Union Company 2003 Stock and Incentive Plan.  (Filed as Appendix I to Southern Union Company’s proxy statement on Schedule 14A filed on April 16, 2009 and incorporated herein by reference.)

10(r)
Form of Long Term Incentive Award Agreement, dated December 28, 2006, between Southern Union Company and the undersigned. (Filed as Exhibit 99.1 to Southern Union’s Form 8-K dated January 3, 2007) and incorporated herein by reference.) *

10(s)
Employment Agreement between Southern Union Company and George L. Lindemann, dated as of August 28, 2008.  (Filed as Exhibit 10(f) to Southern Union Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.) *

10(t)
Employment Agreement between Southern Union Company and Eric D. Herschmann, dated as of August 28, 2008.  (Filed as Exhibit 10(g) to Southern Union Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.) *

10(u)
Employment Agreement between Southern Union Company and Robert O. Bond, dated as of August 28, 2008.  (Filed as Exhibit 10(h) to Southern Union Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.) *

10(v)
Employment Agreement between Southern Union Company and Monica M. Gaudiosi, dated as of August 28, 2008.  (Filed as Exhibit 10(i) to Southern Union Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.) *

10(w)
Employment Agreement between Southern Union Company and Richard N. Marshall, dated as of August 28, 2008.  (Filed as Exhibit 10(j) to Southern Union Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.) *

10(x)
Form of Change in Control Severance Agreement, between Southern Union Company and certain Executives (filed as Exhibit 10.2 to Southern Union’s Current Report on Form 8-K filed on August 28, 2008 and incorporated herein by reference.) *

10(y)  Capital Stock Agreement dated June 30, 1986, as amended April 3, 2000 ("Agreement"), among El Paso Energy Corporation (as successor in interest to Sonat, Inc.); CrossCountry
          Energy, LLC (assignee of Enron Corp., which is the successor in interest to InterNorth, Inc. by virtue of a name change and successor in interest to Houston Natural Gas
          Corporation by virtue of a merger) and Citrus Corp.

10(z) Certificate of Incorporation of Citrus Corp.  (Filed as Exhibit 10(q) to Southern Union’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.)

10(aa)By-Laws of Citrus Corp., filed herewith.  (Filed as Exhibit 10(r) to Southern Union’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.)

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

SOUTHERN UNION COMPANY
(Registrant)

Date: May 11, 2009	By /s/ GEORGE E. ALDRICH
George E. Aldrich Senior Vice President and Controller (authorized officer and principal accounting officer)