Form 10-Q
period 2009-08-06
SOUTHERN UNION CO
filed 2009-08-06
CIK 203248

    UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
____________________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended

June 30, 2009

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
Large accelerated filer   ✓     Accelerated filer __   Non-accelerated filer __  (Do not check if smaller reporting company)   Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes       No  ✓

The number of shares of the registrant's Common Stock outstanding on July 31, 2009 was 124,056,552.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
FORM 10-Q
June 30, 2009

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
EPA                                               United States Environmental Protection Agency
Exchange Act                                      Securities Exchange Act of 1934
FASB                                              Financial Accounting Standards Board
FERC                                                 Federal Energy Regulatory Commission
FDOT/FTE                                            Florida Department of Transportation, Florida’s Turnpike Enterprise
Florida Gas                                           Florida Gas Transmission Company, LLC
FSP                                                FASB Staff Position
GAAP                                               Accounting principles generally accepted in the United States of America
GDA                                              Gas Daily Average
Grey Ranch                                          Grey Ranch Plant, LP
IEPA                                              Illinois Environmental Protection Agency
IFERC                                              Inside FERC
IPCB                                               Illinois Pollution Control Board
IRS                                                 Internal Revenue Service
KDHE                                                Kansas Department of Health and Environment
LNG                                               Liquified natural gas
LNG Holdings                                      Trunkline LNG Holdings, LLC
MADEP                                                Massachusetts Department of Environmental Protection
MDPU                                                   Massachusetts Department of Public Utilities
MGPs                                                    Manufactured gas plants
MMBtu                                                 Million British thermal units
MMBtu/d                                             Million British thermal units per day
MMcf                                                    Million cubic feet
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
TBtu                                                     Trillion British thermal units
TCEQ                                                   Texas Commission on Environmental Quality
Trunkline                                             Trunkline Gas Company, LLC
Trunkline LNG                                    Trunkline LNG Company, LLC

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)

Operating revenues (Note 13)	$453,025	$733,055	$1,136,888	$1,685,753

Operating expenses:
Cost of gas and other energy	191,917	459,032	571,979	1,069,201
Operating, maintenance and general	116,539	116,279	245,216	225,189
Depreciation and amortization	53,360	49,321	105,830	97,944
Revenue-related taxes	4,816	5,974	22,022	24,924
Taxes, other than on income and revenues	13,739	12,172	27,480	24,663
Total operating expenses	380,371	642,778	972,527	1,441,921

Operating income	72,654	90,277	164,361	243,832

Other income (expenses):
Interest expense	(48,365)	(50,603)	(96,735)	(101,304)
Earnings from unconsolidated investments	22,694	21,098	39,267	37,827
Other, net	132	720	6,094	1,058
Total other income (expenses), net	(25,539)	(28,785)	(51,374)	(62,419)

Earnings before income taxes	47,115	61,492	112,987	181,413

Federal and state income tax expense (Note 9)	13,835	18,582	33,450	55,595

Net earnings	33,280	42,910	79,537	125,818

Preferred stock dividends	(2,170)	(3,436)	(4,341)	(7,777)

Loss on extinguishment of preferred stock	-	(1,995)	-	(1,995)

Net earnings available for common stockholders	$31,110	$37,479	$75,196	$116,046

Net earnings available for common stockholders per share:
Basic	$0.25	$0.30	$0.61	$0.94
Diluted	0.25	0.30	0.61	0.94

Dividends declared on common stock per share	$0.15	$0.15	$0.30	$0.30

Weighted average shares outstanding (Note 4):
Basic	124,047	124,008	124,046	122,905
Diluted	124,274	124,242	124,123	123,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS

	June 30,	December 31,
	2009	2008
	(In thousands)
Current assets:
Cash and cash equivalents	$15,232	$4,318
Accounts receivable, net of allowances of
$8,056 and $6,003, respectively	207,256	327,358
Accounts receivable – affiliates	9,620	14,743
Inventories (Note 3)	254,113	337,858
Deferred gas purchases	71,487	64,330
Gas imbalances - receivable	127,035	174,100
Derivative instruments (Notes 10 and 11)	32,445	91,423
Prepayments and other assets	8,949	18,226
Total current assets	726,137	1,032,356

Property, plant and equipment:
Plant in service	6,107,921	5,980,297
Construction work in progress	516,802	451,359
	6,624,723	6,431,656
Less accumulated depreciation and amortization	(1,090,334)	(974,651)
Net property, plant and equipment	5,534,389	5,457,005

Deferred charges:
Regulatory assets	74,070	69,554
Deferred charges	54,776	59,958
Total deferred charges	128,846	129,512

Unconsolidated investments (Note 5)	1,297,884	1,259,270

Goodwill	89,227	89,227

Other	25,469	30,537

Total assets	$7,801,952	$7,997,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

STOCKHOLDERS' EQUITY AND LIABILITIES

	June 30,	December 31,
	2009	2008
	(In thousands)
Stockholders’ equity:
Common stock, $1 par value; 200,000 shares authorized;
125,167 and 125,122 shares issued, respectively	$125,167	$125,122
Preferred stock, no par value; 6,000 shares authorized;
460 and 460 shares issued, respectively	115,000	115,000
Premium on capital stock	1,897,342	1,893,975
Less treasury stock: 1,120 and 1,120
shares, respectively, at cost	(28,004)	(28,004)
Less common stock held in trust: 639
and 663 shares, respectively	(11,395)	(11,908)
Deferred compensation plans	11,395	11,908
Accumulated other comprehensive loss	(49,992)	(51,423)
Retained earnings	351,264	313,282
Total stockholders' equity	2,410,777	2,367,952

Long-term debt obligations (Note 7)	3,267,889	3,257,434

Total capitalization	5,678,666	5,625,386

Current liabilities:
Long-term debt due within one year (Note 7)	201,123	60,623
Notes payable	150,000	401,459
Accounts payable and accrued liabilities	186,360	246,884
Federal, state and local taxes payable	51,753	54,027
Accrued interest	41,476	41,141
Gas imbalances - payable	262,342	341,987
Derivative instruments (Notes 10 and 11)	83,266	77,554
Other	122,157	128,190
Total current liabilities	1,098,477	1,351,865

Deferred credits	263,542	298,106

Accumulated deferred income taxes	761,267	722,550

Commitments and contingencies (Note 12)

Total stockholders' equity and liabilities	$7,801,952	$7,997,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Cash flows provided by (used in) operating activities:
Net earnings	$79,537	$125,818
Adjustments to reconcile net earnings to net cash flows
provided by operating activities:
Depreciation and amortization	105,830	97,944
Deferred income taxes	28,546	47,444
Unrealized loss on commodity derivatives	20,681	19,126
Earnings from unconsolidated investments, adjusted
for cash distributions	(39,267)	2,923
Provision for bad debts	11,109	10,514
Share-based compensation expense	3,622	2,871
Changes in operating assets and liabilities	171,767	40,704
Net cash flows provided by operating activities	381,825	347,344
Cash flows used in investing activities:
Additions to property, plant and equipment	(227,257)	(342,728)
Plant retirements and other	(3,114)	(2,814)
Net cash flows used in investing activities	(230,371)	(345,542)
Cash flows provided by (used in) financing activities:
Increase (decrease) in book overdraft	2,273	(6,237)
Issuance cost of debt	(1,128)	(3,867)
Issuance of common stock	-	100,000
Issuance of long-term debt	151,533	400,000
Dividends paid on common stock	(37,208)	(36,590)
Dividends paid on preferred stock	(4,341)	(8,682)
Extinguishment of preferred stock	-	(48,592)
Repayment of debt obligation	-	(51,829)
Net change in revolving credit facilities	(251,459)	(123,000)
Proceeds from exercise of stock options	-	3,846
Other	(210)	(1,222)
Net cash flows provided by (used in) financing activities	(140,540)	223,827
Change in cash and cash equivalents	10,914	225,629
Cash and cash equivalents at beginning of period	4,318	5,690
Cash and cash equivalents at end of period	$15,232	$231,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)

	Common	Preferred	Premium		Common	Deferred	Accumulated		Total
	Stock,	Stock,	on	Treasury	Stock	Compen-	Other		Stock-
	$1 Par	No Par	Capital	Stock,	Held	sation	Comprehensive	Retained	holders'
	Value	Value	Stock	at cost	In Trust	Plans	Loss	Earnings	Equity
	(In thousands)

Balance December 31, 2008	$125,122	$115,000	$1,893,975	$(28,004)	$(11,908)	$11,908	$(51,423)	$313,282	$2,367,952
Comprehensive income:
Net earnings	-	-	-	-	-	-	-	79,537	79,537
Net change in other
comprehensive income (Note 6)	-	-	-	-	-	-	1,431	-	1,431
Comprehensive income									80,968
Preferred stock dividends	-	-	-	-	-	-	-	(4,341)	(4,341)
Common stock dividends declared	-	-	-	-	-	-	-	(37,214)	(37,214)
Share-based compensation	-	-	3,622	-	-	-	-	-	3,622
Restricted stock issuances	45	-	(255)	-	-	-	-	-	(210)
Contributions to Trust	-	-	-	-	(632)	632	-	-	-
Disbursements from Trust	-	-	-	-	1,145	(1,145)	-	-	-
Balance June 30, 2009	$125,167	$115,000	$1,897,342	$(28,004)	$(11,395)	$11,395	$(49,992)	$351,264	$2,410,777

The Company’s common stock is $1 par value.  Therefore, the change in Common Stock, $1 par value, is equivalent to the change in the number of shares of common stock issued.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q.  These statements do not include all of the information and annual note disclosures required by GAAP, and should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2008, which are included in the Company’s Form 10-K filed with the SEC.  The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and reflect adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim period.  The Company evaluated subsequent events through August 6, 2009, the date on which this Quarterly Report on Form 10-Q was issued.
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

2. New Accounting Principles and Other Matters

Accounting Principles Recently Adopted.

FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”.  Issued by the FASB in March 2008, this Statement expands the disclosure requirements associated with derivative instruments to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Statement is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted.  See Note 10 – Derivative Instruments and Hedging Activities, which reflects the disclosure required by this Statement.

FASB Statement No. 165, "Subsequent Events".  Issued by the FASB in June 2009, this Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. This Statement establishes (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim or annual financial periods ending after June 15, 2009.

FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). Issued by the FASB in April 2009, this FSP provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly.  The provisions of FSP FAS 157-4 are applied prospectively and are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company early adopted FSP FAS 157-4 in the first quarter of 2009.  The impact of FSP FAS 157-4 was not material to the Company’s consolidated financial statements.

FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). Issued by the FASB in April 2009, this FSP requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also requires those disclosures in summarized financial information at interim reporting periods.  The provisions of FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company early adopted FSP FAS 107-1 and APB 28-1 in the first quarter of 2009, resulting in the disclosure of certain fair value information associated with the Company’s debt obligations.  See Note 7 – Debt Obligations for the related information.

Accounting Principles Not Yet Adopted.

FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1).  Issued by the FASB in December 2008, FSP FAS 132(R)-1 provides guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan.  The provisions of FSP FAS 132(R)-1 are effective for fiscal years ending after December 15, 2009.  The Company is currently evaluating the impact of this FSP on its consolidated financial statements, which will be required to be included in the Company’s Annual Report on Form 10-K for the year ending December 31, 2009.

FASB Statement No. 167, “New Consolidation Guidance for Variable Interest Entities.”  Issued by the FASB in June 2009, this Statement changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly affect the entity’s economic performance.  The Statement is effective after November 15, 2009, with early adoption prohibited.  The Company does not expect this Statement to materially impact its consolidated financial statements.

Accounting Standards Codification. The FASB Accounting Standards Codification (Codification) became effective on July 1, 2009, officially becoming the single source of authoritative nongovernmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. Only one level of authoritative GAAP now exists. All other accounting literature is considered non-authoritative. The Codification reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included in the Codification is relevant SEC guidance organized using the same topical structure in separate sections within the Codification. The Codification will be effective for financial statements that cover interim and annual periods ending after September 15, 2009.  The Company’s financial statements will only be impacted to the extent that all future references to authoritative accounting literature will be referenced in accordance with the Codification.

Other Matters.

Asset Impairment.  An impairment loss is recognized when the carrying amount of a long-lived asset used in operations is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  An impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

A long-lived asset is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  The long-lived assets of Sea Robin were evaluated as of December 31, 2008 and June 30, 2009 because indicators of potential impairment were evident primarily due to the impacts associated with Hurricane Ike and due to reductions in the estimated payout from the Company’s insurance carrier for reimbursable expenditures for the repair, retirement or replacement of the Company’s property, plant and equipment damaged by Hurricane Ike, which is more fully discussed in Note 12 – Commitments and Contingencies – Other Commitments and Contingencies – 2008 Hurricane Damage.  Based upon the Company’s analysis, no impairment of the carrying value of the Sea Robin assets has occurred at this time.

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

The components of inventory at the dates indicated are as follows:

	Transportation & Storage	Gathering & Processing	Distribution	Total
At June 30, 2009	(In thousands)
Current
Natural gas held for operations (1)	$154,954	$-	$-	$154,954
Materials and Supplies	15,284	9,256	4,351	28,891
NGL (2)	-	717	-	717
Natural gas in underground storage (3)	-	-	69,551	69,551
Total Current	170,238	9,973	73,902	254,113

Non-Current
Natural gas held for operations (1)	12,352	-	-	12,352

	$182,590	$9,973	$73,902	$266,465

At December 31, 2008
Current
Natural gas held for operations (1)	$182,547	$-	$-	$182,547
Materials and Supplies	14,056	9,278	4,488	27,822
NGL (2)	-	8,521	-	8,521
Natural gas in underground storage (3)	-	-	118,968	118,968
Total Current	196,603	17,799	123,456	337,858

Non-Current
Natural gas held for operations (1)	17,687	-	-	17,687

	$214,290	$17,799	$123,456	$355,545
____________________
(1)	Natural gas volumes held for operations at June 30, 2009 and December 31, 2008 were 31,867,000 MMBtu and 31,751,000 MMBtu, respectively.
(2)	NGL at June 30, 2009 and December 31, 2008 was 1,449,000 gallons and 20,453,000 gallons, respectively.
(3)	Natural gas volumes in underground storage at June 30, 2009 and December 31, 2008 were 12,751,000 MMBtu and 12,702,000 MMBtu, respectively.

4. Earnings per Share

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)

Weighted average shares outstanding - Basic	124,047	124,008	124,046	122,905
Add assumed vesting of restricted stock	64	15	48	16
Add assumed exercise of stock options and SARs	163	219	29	267
Weighted average shares outstanding - Diluted	124,274	124,242	124,123	123,188

The table below includes information related to stock options and SARs that were outstanding but have been excluded from the computation of weighted-average stock options due to the exercise price exceeding the weighted-average market price of the Company’s common shares.

	June 30,
	2009	2008
	(In thousands, except per share amounts)

Options excluded	1,662	717
Exercise price of options excluded	$16.83 - $28.48	$28.48
SARs excluded	386	416
Exercise price ranges of SARs excluded	$28.07 - $28.48	$28.07 - $28.48
Second quarter weighted-average market price	$16.56	$25.73
Year-to-date weighted-average market price	$15.14	$26.06

5. Unconsolidated Investments

A summary of the Company’s unconsolidated equity investments at the dates indicated is as follows:

	June 30,	December 31,
Unconsolidated Investments	2009	2008
	(In thousands)
Equity investments:
Citrus	$1,276,044	$1,238,198
Other	21,840	21,072
	$1,297,884	$1,259,270

Equity Investments.  Unconsolidated investments at June 30, 2009 and December 31, 2008 included the Company’s 50 percent, 50 percent, 29 percent and 49.9 percent investments in Citrus, Grey Ranch, Lee 8 Partnership and PEI II, LLC, respectively.  The Company accounts for these investments using the equity method.  The Company’s share of net earnings or loss from these equity investments is recorded in Earnings from unconsolidated investments in the unaudited interim Condensed Consolidated Statement of Operations.

Summarized financial information for the Company’s equity investments is as follows:

	Three Months Ended June 30,
	2009		2008
	Citrus	Other	Citrus	Other
	(In thousands)

Revenues	$136,781	$3,717	$134,901	$3,648
Operating income	77,949	2,010	79,432	496
Net earnings	38,092	1,935	37,206	(264)

	Six Months Ended June 30,
	2009
	Citrus	Other	Citrus	Other
	(In thousands)

Revenues	$248,223	$9,107	$247,225	$8,010
Operating income	132,543	3,920	136,937	1,957
Net earnings	64,514	3,831	63,637	1,176

Citrus.

Dividends.  Citrus did not pay dividends to the Company during the six-month period ended June 30, 2009.  In the three- and six-month periods ended June 30, 2008, Citrus paid dividends of nil and $40.8 million, respectively, to the Company.

Phase VIII Expansion.  Florida Gas, a wholly-owned subsidiary of Citrus, filed a certificate application on October 31, 2008 with FERC to construct an expansion to increase its natural gas capacity into Florida by approximately 820 MMcf/d (Phase VIII Expansion).  The proposed Phase VIII Expansion includes construction of approximately 500 miles of large diameter pipeline and the installation of approximately 200,000 horsepower of compression.  Pending FERC approval, which is expected in the latter half of 2009, Florida Gas anticipates an in-service date during 2011, at a currently estimated cost of $2.4 billion, including capitalized equity and debt costs.  To date, Florida Gas has entered into precedent agreements with shippers for transportation services for 25-year terms accounting for approximately 74 percent of the available expansion capacity which, depending on elections by one of the shippers, may increase to 83 percent of such capacity.

Florida Gas Debt Issuance.  In May 2009, Florida Gas issued $600 million of 7.90 percent senior notes due May 15, 2019 with an offering price of $99.82 (per $100 principal).  Florida Gas will use the net proceeds to partially fund the Phase VIII Expansion project and for general corporate purposes.

Florida Gas Swap Rate Lock Agreements.  In July 2009, Citrus entered into a series of forward starting swap rate lock agreements (Swap Rate Lock Agreements) with a total notional amount of $175 million with regard to the expected conversion of the $500 million construction and term loan agreement (Construction Loan Agreement) that it entered into in February 2008.  The Swap Rate Lock Agreements are designed to hedge against the potential changes in future cash flows payable under the Construction Loan Agreement when it is converted to a twenty-year fixed rate term loan, which is projected to occur on or before April 1, 2011.

Florida Gas Pipeline Relocation Costs.  The FDOT/FTE has various turnpike/State Road 91 widening projects that have or may, over time, impact one or more of Florida Gas’ mainline pipelines located in FDOT/FTE rights-of-way.  A dispute exists with the FDOT/FTE over the rights of Florida Gas under certain easements and other agreements associated with the State Road 91 projects to, among other matters, receive reimbursement for the relocation costs incurred by Florida Gas and the nature and scope of such easements.  The first phase of the State Road 91 projects included replacement of approximately 11.3 miles of the existing 18- and 24-inch pipelines in Broward County, Florida due to the widening of State Road 91 by the FDOT/FTE.  Construction is complete and the new facilities were placed in service in March 2008. The FDOT/FTE plans additional projects that may affect Florida Gas’ pipelines within FDOT/FTE rights-of-way.  The total miles of pipe that may ultimately be affected by all of the FDOT/FTE widening projects and any associated relocation and/or rights-of-way costs, cannot be determined at this time.

The various FDOT/FTE projects are the subject of state court litigation.  In January 2007, Florida Gas filed a complaint against FDOT/FTE in the Seventeenth Judicial Circuit, Broward County, Florida, to seek relief for three specific sets of FDOT/FTE widening projects in Broward County.  The case was subsequently transferred to the Broward County Complex Business Civil Division 07.  The complaint seeks damages for the breach of easement and relocation agreements for the completed State Road 91 relocation project and injunctive relief as well as damages for the two other sets of projects upon which construction has yet to commence.  The FDOT/FTE filed counterclaims against Florida Gas alleging, among other matters, that Florida Gas is subject to estoppel, claims for breach of contract, trespass, unjust enrichment, and fraud in the inducement regarding the removal from service of the existing 18- and 24-inch pipelines.  Further, the FDOT/FTE is seeking to place a constructive trust over any revenues associated with the previously existing and newly constructed pipelines and to obtain a declaratory judgment that Florida Gas is responsible for all relocation costs and is not entitled to workspace and uniform minimum area with respect to its pipelines.  The Court has allowed the FDOT/FTE to include counts of fraud and trespass in its counterclaim.  Florida Gas contends the Court reserved ruling on permitting a demand for punitive damages on those counts.  The FDOT/FTE contends that the Court authorized the demand for punitive damages when the Court allowed the counts of fraud and trespass.  A supplemental motion for temporary injunction and a motion for partial summary judgment is pending against Florida Gas on the extent of the rights Florida Gas claims under the easements at issue, the breach of the easements by the FDOT/FTE for failing to provide adequate rights-of-way, the failure of the FDOT/FTE to reimburse Florida Gas for the costs of relocation, and inverse condemnation as a result of the FDOT/FTE’s claim that Florida Gas breached the easements.  The FDOT/FTE is claiming approximately $30 million in actual damages based on the most current information provided by the FDOT/FTE.  The FDOT/FTE is seeking the Court’s permission to supplement these claims with as yet undetermined amounts associated with its claim for a constructive trust over revenues from the subject pipelines for the period April 2008 through January 2009. A hearing will be held in September 2009 to establish a trial date; trial had previously been set for August 2009.

A 2007 action brought by the FDOT/FTE against Florida Gas in Orange County, Florida, seeking a declaratory judgment that, under existing agreements, Florida Gas is liable for the costs of relocation associated with FDOT/FTE projects, has been stayed pending resolution of the Broward County, Florida action.

Should Florida Gas be denied reimbursement by the FDOT/FTE for relocation expenses, such costs are expected to be covered by operating cash flows and additional borrowings.  Florida Gas expects to seek rate recovery at FERC for all reasonable and prudent costs incurred in relocating its pipelines due to the FDOT/FTE projects to the extent not reimbursed by the FDOT/FTE.  There can be no assurance that Florida Gas will be successful in obtaining complete reimbursement for any such relocation costs from the FDOT/FTE or from its customers or that the timing of such reimbursement will fully compensate Florida Gas for its costs.

Federal Pipeline Integrity Rules.  On December 15, 2003, the U.S. Department of Transportation issued a final rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the rule defines as high consequence areas (HCAs).  The rule requires operators to identify and risk rank HCAs along their pipelines and perform baseline integrity assessments, comprised of in-line inspection (smart pigging), hydrostatic testing or direct assessments.  While identification and location of all HCAs and the majority of the required risk assessments has been completed by Florida Gas, it is not practicable to determine with certainty the total scope of required remediation activities prior to completion of the assessments and inspections.  The required modifications and inspections are currently estimated to be in the range of approximately $20 million to $28 million per year through 2012.

In addition to the cost of the HCA requirements, Florida Gas is required under other regulations from time to time to undertake certain actions that may include testing or upgrading portions of its system by pipeline replacement. Florida Gas anticipates total expenditures of approximately $175 million in 2009 and 2010 to meet these requirements.  Due to the nature of the factors affecting these costs, it is anticipated that future annual costs will decline significantly from the expected 2009-2010 levels.

Litigation – Jack Grynberg.  Jack Grynberg, an individual, filed actions for damages against a number of companies, including Florida Gas, alleging mis-measurement of gas volumes and Btu content, resulting in lower royalties to mineral interest owners.  For additional information related to these filed actions, see Note 13 – Commitments and Contingencies – Litigation.

6.  Comprehensive Income (Loss)

The table below provides an overview of changes in Comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Comprehensive Income (Loss)	2009	2008	2009	2008
	(In thousands)

Net Earnings	$33,280	$42,910	$79,537	$125,818
Changes in Other Comprehensive Income (Loss):
Change in fair value of interest rate hedges, net of tax of $827,
$11,472, $412 and $(994), respectively	1,231	17,614	613	(1,405)
Reclassification of unrealized loss on interest rate hedges
into earnings, net of tax of $1,964, $1,309, $3,576 and $1,698,
respectively	2,950	1,988	5,379	2,597
Realized gain (loss) on interest rate hedges, net of tax of $0, $197,
$0 and $(620), respectively	-	309	-	(1,175)
Change in fair value of commodity hedges, net of tax of $(81),
$(9,662), $4,507 and $(14,250), respectively	(143)	(17,149)	7,999	(25,290)
Reclassification of unrealized (gain) loss on commodity hedges into earnings, net of tax of $(4,207), $1,566, $(8,174) and $1,620,
respectively	(7,466)	2,778	(14,506)	2,874
Prior service cost relating to other postretirement benefit
plan amendment, net of tax of $0, $0, $0 and $(3,231),
respectively	-	-	-	(6,603)
Reclassification of net actuarial loss and prior service credit relating to pension and other postretirement benefits into
earnings, net of tax of $736, $520, $1,472 and $951, respectively	974	816	1,946	1,459
Total other comprehensive income (loss)	(2,454)	6,356	1,431	(27,543)
Total comprehensive income	$30,826	$49,266	$80,968	$98,275

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

7. Debt Obligations

The following table sets forth the debt obligations of Southern Union and applicable units of Panhandle under their respective notes, debentures and bonds at the dates indicated:

	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Long-Term Debt Obligations:

Southern Union
7.60% Senior Notes due 2024	$359,765	$355,563	$359,765	$272,165
8.25% Senior Notes due 2029	300,000	282,372	300,000	229,470
7.24% to 9.44% First Mortgage Bonds
due 2020 to 2027	19,500	19,471	19,500	16,248
6.089% Senior Notes due 2010	100,000	100,241	100,000	92,701
7.20% Junior Subordinated Notes due 2066	600,000	408,000	600,000	215,999
Note Payable	5,353	5,353	3,820	3,820
	1,384,618	1,171,000	1,383,085	830,403

Panhandle
6.05% Senior Notes due 2013	250,000	255,440	250,000	211,646
6.20% Senior Notes due 2017	300,000	288,780	300,000	230,956
6.50% Senior Notes due 2009	60,623	60,623	60,623	59,604
8.125% Senior Notes due 2019	150,000	160,155	-	-
8.25% Senior Notes due 2010	40,500	41,841	40,500	39,668
7.00% Senior Notes due 2029	66,305	63,289	66,305	46,158
7.00% Senior Notes due 2018	400,000	424,936	400,000	318,033
Term Loans due 2012	815,391	746,398	815,391	753,262
Net premiums on long-term debt	1,575	1,575	2,153	2,153
	2,084,394	2,043,037	1,934,972	1,661,480

Total Long-Term Debt Obligations	3,469,012	3,214,037	3,318,057	2,491,883

Credit Facilities	-	-	251,459	243,205
Short-Term Facility	150,000	150,000	150,000	148,496

Total consolidated debt obligations	3,619,012	$3,364,037	3,719,516	$2,883,584
Less current portion of long-term debt	201,123		60,623
Less short-term debt	150,000		401,459
Total long-term debt	$3,267,889		$3,257,434

The fair value of the Company’s Term Loans due 2012, the Credit Facilities and the Short-Term Facility as of June 30, 2009 and December 31, 2008 were determined using the market approach, which utilized reported recent loan transactions for parties of similar credit quality and remaining life, as there is no active secondary market for loans of that type and size.

The fair value of the Company’s other long-term debt as of June 30, 2009 and December 31, 2008 was also determined using the market approach, which utilized observable market data to corroborate the estimated credit spreads and prices for the Company’s non-bank long-term debt securities in the secondary market.  Those valuations were based in part upon the reported trades of the Company’s non-bank long-term debt securities where available and the actual trades of debt securities of similar credit quality and remaining life where no secondary market trades were reported for the Company’s non-bank long-term debt securities.

8.125% Senior Notes.  In June 2009, PEPL issued $150 million in senior notes due June 1, 2019 with an interest rate of 8.125 percent (8.125% Senior Notes).  In connection with the issuance of the 8.125% Senior Notes, PEPL incurred underwriting and discount costs totaling approximately $1 million, resulting in approximately $149 million in proceeds to PEPL.  These proceeds were used to repay borrowings under the Company’s Credit Facilities and to repay the $60.6 million of 6.50% Senior Notes that matured on July 15, 2009.

2009 Term Loan.  On August 5, 2009, the Company entered into a two-year $150 million term loan (2009 Term Loan) with a syndicate of banks.  The interest rate associated with the 2009 Term Loan is based, at the Company’s option, upon either LIBOR or the prime lending rate, plus a credit spread based upon the Company’s credit ratings.  Borrowings under the 2009 Term Loan are available for general corporate purposes.  The proceeds of the 2009 Term Loan were used to repay borrowings under the Credit Faciltiies.

8. Employee Benefits

Components of Net Periodic Benefit Cost. Net periodic benefit cost for the three-month periods ended June 30, 2009 and 2008 includes the components noted in the table below.

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Service cost	$737	$686	$750	$689
Interest cost	2,524	2,470	1,347	1,405
Expected return on plan assets	(2,070)	(2,877)	(772)	(832)
Prior service cost (credit) amortization	138	138	(317)	(213)
Recognized actuarial (gain) loss	2,102	1,716	(212)	(306)
Sub-total	3,431	2,133	796	743
Regulatory adjustment (1)	(125)	704	666	666
Net periodic benefit cost	$3,306	$2,837	$1,462	$1,409

Net periodic benefit cost for the six-month periods ended June 30, 2009 and 2008 includes the components noted in the table below.

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Service cost	$1,475	$1,372	$1,499	$1,253
Interest cost	5,048	4,940	2,695	2,685
Expected return on plan assets	(4,140)	(5,754)	(1,544)	(1,639)
Prior service cost (credit) amortization	276	276	(634)	(676)
Recognized actuarial (gain) loss	4,203	3,433	(424)	(612)
Sub-total	6,862	4,267	1,592	1,011
Regulatory adjustment (1)	(250)	1,409	1,332	1,332
Net periodic benefit cost	$6,612	$5,676	$2,924	$2,343
____________________
(1)
In the Distribution segment, the Company recovers certain qualified pension benefit plan and other postretirement benefit plan costs through rates charged to utility customers.  Certain utility commissions require that the recovery of these costs be based on the Employee Retirement Income Security Act of 1974, as amended, or other utility commission specific guidelines.  The difference between these amounts and periodic benefit cost calculated pursuant to GAAP is deferred as a regulatory asset or liability and amortized to expense over periods in which this difference will be recovered in rates, as promulgated by the applicable utility commission.

In March 2008, a postretirement benefit plan change was approved for Panhandle for retirements beginning April 1, 2008.  The change resulted in a pre-tax postretirement benefit obligation increase of approximately $9.8 million.

9. Taxes on Income

The Company’s income taxes were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)

Income tax expense	$13,835	$18,582	$33,450	$55,595
Effective tax rate	29%	30%	30%	31%

The decrease in the EITR for the three-month and six-month periods ended June 30, 2009 versus the same periods in 2008 was primarily due to the following:

•
Lower state income tax expense, net of the federal income tax benefit.  For the three months ended June 30, 2009 and 2008, the state income tax expense, net of federal benefit, was $1.4 million and $2.2 million, respectively.  For the six-month periods ended June 30, 2009 and 2008, the state income tax expense, net of federal benefit, was $3 million and $5.5 million, respectively; and

•
An increase in the tax benefit (relative to lower pretax earnings) associated with the dividends received deduction from the Company’s unconsolidated investment in Citrus.  For the three-month periods ended June 30, 2009 and 2008, the tax benefit of the dividends received deduction was $4.2 million and $4.8 million, respectively.  For the six-month periods ended June 30, 2009 and 2008, the tax benefit of the dividends received deduction was $9.4 million and $13.8 million, respectively.

The Company accounts for uncertainty in income taxes in measuring its current or deferred income tax assets and liabilities.  The Company evaluates these uncertainties (unrecognized tax benefits) under a more-likely-than-not recognition, measurement and derecognition threshold for tax positions it has taken in previously filed tax returns or tax positions expected to be taken in a future tax return.  The Company increased the amount of its unrecognized tax benefits for certain state filing positions taken during the current period by $660,000 ($440,000, net of federal tax) and $1.3 million ($870,000, net of federal tax) during the three- and six-month periods ended June 30, 2009, respectively.  The Company currently has $8.5 million ($5.6 million, net of federal tax) of unrecognized tax benefits as of June 30, 2009, all of which would impact the Company’s EITR if recognized.  The Company believes it is reasonably possible that its unrecognized tax benefits may be reduced by $1.1 million ($750,000, net of federal tax) within the next twelve months due to settlement of certain state filing positions.

The Company is no longer subject to examination and assessment by U.S. federal, state or local jurisdictions for the tax period ended December 31, 2004 and prior years, except for a few state and local jurisdictions for the tax year ended June 30, 2003. The Company settled the IRS examination of the year ended June 30, 2003 in November 2006.  Generally, the state impact of the federal change remains subject to state and local examination for a period of up to one year after formal notification to the state and local jurisdictions.  In 2007, the Company filed all required state amended returns as a result of the federal change.  With a few exceptions, the state and local statutes have expired with respect to the tax year ended June 30, 2003.

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

Interest Rate Swaps.  As of June 30, 2009, the Company had outstanding pay-fixed interest rate swaps with a total notional amount of $455 million.  These interest rate swaps are accounted for as cash flow hedges, with the effective portion of changes in their fair value recorded in Accumulated other comprehensive loss and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impact earnings.  As of June 30, 2009, approximately $11.5 million of net after-tax losses in Accumulated other comprehensive loss related to these interest rate swaps is expected to be amortized into Interest expense during the next twelve months.  Any ineffective portion of the cash flow hedge is reported in current-period earnings.

Treasury Rate Locks.  As of June 30, 2009, the Company had no outstanding treasury rate locks.  However, certain of its treasury rate locks that settled in prior periods are associated with interest payments on outstanding long-term debt.  These treasury rate locks were/are accounted for as cash flow hedges, with the effective portion of their settled value recorded in Accumulated other comprehensive loss and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impact earnings.  As of June 30, 2009, approximately $1 million of net after-tax losses in Accumulated other comprehensive loss related to these treasury rate locks will be amortized into Interest expense during the next twelve months.

Commodity Contracts – Gathering and Processing Segment

The Company enters into natural gas price swaps and NGL processing spread swaps to manage its exposure to changes in margin on forecasted sales of equity (Company-owned) natural gas and NGL volumes resulting from movements in market commodity prices.

Natural Gas Price Swaps.  As of June 30, 2009, the Company had outstanding receive-fixed natural gas price swaps with a total notional amount of 7,360,000 MMBtus and 9,125,000 MMBtus for the remainder of 2009 and 2010, respectively.   These natural gas price swaps are accounted for as cash flow hedges, with the effective portion of changes in their fair value recorded in Accumulated other comprehensive loss and reclassified into Operating revenues in the same periods during which the forecasted natural gas sales impact earnings.  As of June 30, 2009, approximately $14.2 million of net after-tax gains in Accumulated other comprehensive loss related to these natural gas price swaps is expected to be amortized into Operating revenues during the next twelve months.  Any ineffective portion of the cash flow hedge is reported in current-period earnings.

NGL Processing Spread Swaps.  As of June 30, 2009, the Company had outstanding receive-fixed NGL processing spread swaps with a total notional amount of 6,440,000 MMBtu equivalents for the remainder of 2009.  These processing spread swaps are accounted for as economic hedges, with changes in their fair value recorded in Operating revenues.

The Company enters into other derivative instruments, including natural gas price swaps, basis swaps and futures, to manage its exposure to changes in margin on sales of non-equity natural gas volumes made at fixed prices or delivery points different from supply points, resulting from movements in market commodity prices.

Other Derivative Instruments.  As of June 30, 2009, the Company had outstanding forward contracts for the sale of 428,965 MMBtus and 390,000 MMBtus of natural gas at fixed prices for the remainder of 2009 and 2010, respectively.  These forward contracts are derivatives with changes in their fair value recorded in Operating revenues.  As of June 30, 2009, the Company had outstanding receive-floating natural gas price swaps, NYMEX futures and NYMEX to WAHA basis swaps with total notional amounts of 227,500 MMBtus, 20,000 MMBtus and 400,000 MMBtus, respectively, that are associated with the 2009 forward contracts, and outstanding NYMEX futures and NYMEX to WAHA basis swaps with total notional amounts of 390,000 MMBtus and 390,000 MMBtus, respectively, that are associated with the 2010 forward contracts.  These natural gas price swaps, futures and basis swaps are accounted for as economic hedges, with changes in their fair value recorded in Operating revenues.  As of June 30, 2009, the Company had outstanding WAHA to Houston Ship basis swaps that are associated with the delivery of 10,000 MMBtu/d of natural gas through November 2009 at delivery points different from supply points and outstanding GDA to IFERC index swaps that are associated with the sale of 5,000 MMBtu/d of natural gas for July 2009 at index pricing different from supply index pricing.  These natural gas basis and index swaps are accounted for as economic hedges, with changes in their fair value recorded in Operating revenues.

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

Natural Gas Price Swaps.  As of June 30, 2009, the Company had outstanding pay-fixed natural gas price swaps with total notional amounts of 9,610,000 MMBtus, 18,930,000 MMBtus and 4,020,000 MMBtus for the remainder of 2009, 2010 and 2011, respectively.  These natural gas price swaps are accounted for as economic hedges, with changes in their fair value recorded to Deferred charges – regulatory assets.

Summary Financial Statement Information

The following table summarizes the fair value amounts of the Company’s derivative instruments and their respective location reported in the Condensed Consolidated Balance Sheet at June 30, 2009.

	Asset Derivatives		Liability Derivatives
Balance Sheet		Fair	Balance Sheet	Fair
Location		Value (1)	Location	Value (1)
		(In thousands)		(In thousands)
Cash Flow Hedges
Interest rate contracts:
Interest rate swaps		$-	Derivative instruments-liabilities	$17,040
			Deferred credits	17,651
Commodity contracts - Gathering and Processing:
Natural gas price swaps	Derivative instruments-assets	22,154	Deferred credits	1,575
		$22,154		$36,266
Economic Hedges
Commodity contracts - Gathering and Processing:
NGL processing spread swaps	Derivative instruments-assets	$9,345		$-
Other derivative instruments	Derivative instruments-liabilities	524	Derivative instruments-liabilities	1,003
Derivative instruments-assets		145		-

Commodity contracts - Distribution:
Natural gas price swaps	Derivative instruments-liabilities	112	Derivative instruments-liabilities	65,859
Deferred credits		257	Deferred credits	5,472
		$10,383		$72,334
Other
Commodity contracts - Gathering and Processing:
Other derivative instruments	Derivative instruments-assets	$813	Derivative instruments-assets	$12

Total		$33,350		$108,612
_____________
(1)	See Note 11 – Fair Value Measurement for information related to the framework used by the Company to measure the fair value of its derivative instruments as of June 30, 2009.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the location and amount of derivative instrument gains and losses reported in the Company’s condensed consolidated financial statements for the periods presented.

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
Cash Flow Hedges (1)	(In thousands)
Interest rate contracts:
Change in fair value - decrease in Accumulated other comprehensive loss,
excluding tax expense effect of $827 and $412	$2,058	$1,025
Reclassification of unrealized loss from Accumulated other comprehensive loss -
increase of Interest expense, excluding tax expense effect of $(1,964)
and $(3,576)	4,914	8,955

Commodity contracts - Gathering and Processing:
Change in fair value - (increase)/decrease in Accumulated other comprehensive
loss, excluding tax expense effect of $(81) and $4,507	(224)	12,506
Reclassification of unrealized gain from Accumulated other comprehensive loss -
increase of Operating revenues, excluding tax expense effect of $4,207
and $8,174	11,673	22,680

Economic Hedges
Commodity contracts - Gathering and Processing:
Change in fair value - decrease in Operating revenues	13,762	35,130

Commodity contracts - Distribution:
Change in fair value - decrease in Deferred charges - Regulatory assets	29,797	21,721

Other
Commodity contracts - Gathering and Processing:
Change in fair value - decrease in Operating revenues	451	162
_________________
(1)	See Note 6 – Comprehensive Income (Loss) for additional related information.

Derivative Instrument Contingent Features

Certain of the Company’s derivative instruments contain provisions that require the Company’s debt to be maintained at an investment grade credit rating from each of the major credit rating agencies.  If the Company’s debt were to fall below investment grade, the Company would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment.  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position at June 30, 2009 is $21.5 million.

11. Fair Value Measurement

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2009.

		Fair Value Measurements Using Fair Value Hierarchy
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At June 30, 2009	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Cash equivalents (money
market investments)	$13,269	$13,269	$-	$-
Commodity derivatives (1), (2)	32,445	-	32,445	-
Long-term investments	726	726	-	-
Total	$46,440	$13,995	$32,445	$-

Liabilities:
Commodity derivatives (2)	$73,017	$-	$73,017	$-
Interest-rate derivatives (2)	34,691	-	-	34,691
Total	$107,708	$-	$73,017	$34,691
__________________
(1)
The Company’s commodity derivative asset balance is primarily associated with two separate counterparties, each individually comprising $18.2 million and $13.3 million of the related fair value as of June 30, 2009.

(2)	See related information in Note 10 – Derivative Instruments and Hedging Activities.

The Company’s Level 3 instruments include interest-rate swap derivatives that are valued using an income approach where at least one significant assumption or input to the underlying pricing model is unobservable – i.e., interest rate swap valuations include composite yield curves developed by the bank counterparty.  The liabilities that the Company has categorized in Level 3 may later be reclassified to Level 2 when the Company is able to obtain additional observable market data to corroborate the unobservable inputs to models used to measure the fair value of these liabilities.  The Company’s Level 2 instruments primarily include natural gas and NGL processing spread swap derivatives that are valued based on pricing models where significant inputs are observable.  The Company’s Level 1 instruments consist of money market mutual funds and trading securities related to a non-qualified deferred compensation plan that are valued based on active market quotes.

The following table provides a reconciliation of the change in the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs for the periods indicated.

	Assets	Liabilities
	Commodity	Commodity	Interest-rate
	Derivatives	Derivatives	Derivatives
	(In thousands)
Three Months Ended June 30, 2009
Beginning balance	$-	$-	$41,143
Total gains or losses (realized and unrealized):
Included in operating revenues	-	-	-
Included in other comprehensive income	-	-	(2,244)
Purchases and settlements, net	-	-	(4,208)
Transfers out of level 3	-	-	-
Ending balance	$-	$-	$34,691

Six Months Ended June 30, 2009
Beginning balance	$964	$(94)	$43,630
Total gains or losses (realized and unrealized):
Included in operating revenues (1)	290	61	-
Included in other comprehensive income	-	-	(1,301)
Purchases and settlements, net	-	(206)	(7,638)
Transfers out of level 3 (2)	(1,254)	239	-
Ending balance	$-	$-	$34,691
___________________
(1)
The amounts included in operating revenues for the six months ended June 30, 2009 attributable to the change in unrealized gains or losses relating to commodity derivative assets and commodity derivative liabilities were gains of $725,000 and $221,000, respectively.

(2)	Transfer to Level 2 was made effective March 31, 2009.

12. Commitments and Contingencies

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

The Company is allowed to recover environmental remediation expenditures through rates in certain jurisdictions within its Distribution segment. Although significant charges to earnings could be required prior to rate recovery for jurisdictions that do not have rate recovery mechanisms, management does not believe that environmental expenditures will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. The table below reflects the amount of accrued liabilities recorded in the unaudited interim Condensed Consolidated Balance Sheet at June 30, 2009 and December 31, 2008 to cover probable environmental response actions:

	June 30,	December 31,
	2009	2008
	(In thousands)

Current	$ 15,791	$ 3,513
Noncurrent	15,197	15,626
Total Environmental Liabilities	$ 30,988	$ 19,139

SPCC Rules.  In October 2007, the EPA proposed amendments to the SPCC rules with the stated intention of providing greater clarity, tailoring requirements, and streamlining requirements.  The most recent extension by the EPA sets the SPCC rule compliance dates as November 1, 2010, permitting owners and operators of facilities to prepare or amend and implement SPCC Plans in accordance with previously enacted modifications to the regulations. The Company is currently reviewing the impact of the modified regulations on operations in its Transportation and Storage and Gathering and Processing segments and may incur costs for tank integrity testing, alarms and other associated corrective actions as well as potential upgrades to containment structures.  Costs associated with such activities cannot be estimated with certainty at this time, but the Company believes such costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Transportation and Storage Segment Environmental Matters.

Gas Transmission Systems. Panhandle is responsible for environmental remediation at certain sites on its natural gas transmission systems for contamination resulting from the past use of lubricants containing PCBs in compressed air systems; the past use of paints containing PCBs; and the prior use of wastewater collection facilities and other on-site disposal areas. Panhandle has developed and implemented a program to remediate such contamination.  The primary remaining remediation activity on the Panhandle systems is associated with past use of paints containing PCBs or PCB impacts to equipment surfaces and to a building at one location.

The amount of estimated costs to remediate PCBs at the Company’s facilities was increased in 2009 by approximately $1 million.  The PCB assessments are ongoing and the related estimated remediation costs are subject to further change.  The Company believes the total PCB remediation costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Other remediation typically involves the management of contaminated soils and may involve remediation of groundwater. Activities vary with site conditions and locations, the extent and nature of the contamination, remedial requirements, complexity and sharing of responsibility.  The ultimate liability and total costs associated with these sites will depend upon many factors. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, Panhandle could potentially be held responsible for contamination caused by other parties. In some instances, Panhandle may share liability associated with contamination with other PRPs.  Panhandle may also benefit from contractual indemnities that cover some or all of the cleanup costs. These sites are generally managed in the normal course of business or operations.  The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

Distribution Segment Environmental Matters.

The Company is responsible for environmental remediation at various contaminated sites that are primarily associated with former MGPs and sites associated with the operation and disposal activities of former MGPs that produced a fuel known as “town gas”. Some byproducts of the historic manufactured gas process may be regulated substances under various federal and state environmental laws. To the extent these byproducts are present in soil or groundwater at concentrations in excess of applicable standards, investigation and remediation may be required.  The sites include properties that are part of the Company’s ongoing operations, sites formerly owned or used by the Company and sites owned by third parties. Remediation typically involves the management of contaminated soils and may involve removal of old MGP structures and remediation of groundwater. Activities vary with site conditions and locations, the extent and nature of the contamination, remedial requirements, complexity and sharing of responsibility; some contamination may be unrelated to former MGPs. The ultimate liability and total costs associated with these sites will depend upon many factors. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, the Company could potentially be held responsible for contamination caused by other parties.  In some instances, the Company may share liability associated with contamination with other PRPs and may also benefit from insurance policies or contractual indemnities that cover some or all of the cleanup costs. These sites are generally managed in the normal course of business or operations. The Company believes the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

North Attleborough MGP Site in Massachusetts (North Attleboro Site).  In November 2003, the MADEP issued a Notice of Responsibility to New England Gas Company, acknowledging receipt of prior notifications and investigative reports submitted by New England Gas Company, following the discovery of suspected coal tar material at the North Attleboro Site.  Subsequent sampling in the adjacent river channel revealed sediment impacts necessitating the investigation of off-site properties.  The Company, working with the MADEP, is in the process of performing assessment work at these properties.  In a September 2006 report filed with MADEP, the Company proposed a remedy for the upland portion of the North Attleboro Site by means of an engineered barrier.  Construction of this remedy was completed in October 2008.  Assessment activities continue at the remaining areas on-site and at the off-site properties.  It is estimated that the Company will spend approximately $7.1 million over the next several years to complete the investigation and remediation activities at the North Attleboro Site, as well as maintain the engineered barrier.  As New England Gas Company is allowed to recover environmental remediation expenditures through rates associated with its Massachusetts operations, the estimated costs associated with the North Attleboro Site have been included in Regulatory assets in the Condensed Consolidated Balance Sheet.

Litigation

The Company is involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts.  Where appropriate, the Company has made accruals in order to provide for such matters.  The Company believes the final disposition of these proceedings will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Bay Street, Tiverton, Rhode Island Site. In March 2003, RIDEM sent the Company’s New England Gas Company division a letter of responsibility pertaining to soils allegedly impacted by historic MGP residuals in a residential neighborhood in Tiverton, Rhode Island. Without admitting responsibility or accepting liability, New England Gas Company began assessment work in June 2003. In September 2006, RIDEM filed an Amended Notice of Violation seeking an administrative penalty of $1,000/day, which as of the date of RIDEM’s filing totaled $258,000.  In April 2007, the Company filed a complaint, and an accompanying preliminary injunction motion, against RIDEM in Rhode Island Superior Court, seeking, among other things, a declaratory judgment that RIDEM's Amended Notice of Violation is premised on an unlawful application of RIDEM's regulations and that RIDEM's pending administrative proceeding against the Company is invalid.  In July 2007, the Superior Court dismissed the Company’s suit, finding that RIDEM’s Administrative Adjudication Division (AAD) has original jurisdiction to determine “responsible party” status and finding premature the Company’s challenge to RIDEM’s unlawful application of its own regulations because the Company did not first seek a ruling on that issue through RIDEM’s AAD.  The Company has appealed from part of the Superior Court’s ruling and has also filed a motion for summary judgment in the AAD proceeding seeking dismissal thereof based on RIDEM’s unlawful application of its own regulations.

During 2005, four lawsuits were filed against New England Gas Company in Rhode Island regarding the Tiverton neighborhood.  These lawsuits were consolidated for trial.  The plaintiffs seek to recover damages for the diminution in value of their property, lost use and enjoyment of their property and emotional distress in an unspecified amount. The Company removed the lawsuits to federal court and filed motions to dismiss.  In November 2006, the Court dismissed plaintiffs’ claims relating to gross negligence, private nuisance, infliction of emotional distress and violation of the Rhode Island Hazardous Waste Management Act.  The Court denied the Company’s motion to dismiss as to claims relating to negligence, strict liability and public nuisance, as well as plaintiffs’ request for punitive damages.  In September and October 2007, the court granted the Company’s motion to serve third-party complaints on a total of nine PRPs.  Among the PRPs the Company impleaded is the Town of Tiverton, which asserted a counterclaim against the Company under the Comprehensive Environmental Response, Compensation, and Liability Act.  In January 2008, the Court denied the Company's motion for partial judgment on the pleadings seeking dismissal of plaintiffs' claims for remediation, finding, contrary to the Company's contention, that RIDEM does not have exclusive jurisdiction to determine the responsibility for and extent of remediation of plaintiffs' properties. The trial, which was scheduled to commence on April 28, 2008, was adjourned without date by the Court in consideration of the progress of settlement discussions between the Company and the plaintiffs.

In May 2009, a settlement was reached that resolves all claims between all plaintiffs and the Company and all claims between the Town of Tiverton and the Company in the civil litigation, and also resolves the administrative proceeding with RIDEM. Under the terms of the settlement, the Company will at closing pay $11.5 million to the plaintiffs, who will be responsible for any necessary remediation of the Bay Street area.  The closing pursuant to the settlement will take place following plaintiffs' satisfaction of certain conditions.

Mercury Release.  In October 2004, New England Gas Company discovered that one of its facilities had been broken into and that mercury had been released both inside a building and in the immediate vicinity, including a parking lot in a neighborhood several blocks away. Mercury from the parking lot was apparently tracked into nearby apartment units, as well as other buildings. Cleanup was completed at the property and nearby apartment units. The vandals who broke into the facility were arrested and convicted. In October 2007, the U.S. Attorney in Rhode Island filed a three-count indictment against the Company in the U.S. District Court for the District of Rhode Island alleging violation of permitting requirements under the federal RCRA and notification requirements under the federal Emergency Planning and Community Right to Know Act (EPCRA) relating to the 2004 incident.  The Company entered a not guilty plea on October 29, 2007 and trial commenced on September 22, 2008.  On October 15, 2008, the jury acquitted Southern Union on the EPCRA count and one of the two RCRA counts and found the Company guilty on the other RCRA count.  On July 23, 2009, the Court denied the Company's motion for acquittal and alternatively for a new trial with respect to the sole count on which the Company was found guilty.  The Court has set October 2, 2009 as the date for sentencing.  The Company intends to appeal the conviction.  The Company believes the outcome of this matter will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Multiple civil complaints were filed against the Company in various courts in Providence, Rhode Island regarding the mercury release.  Settlements with regard to these civil suits have been reached in an amount less than $300,000.

Jack Grynberg.  Jack Grynberg, an individual, filed actions for damages against a number of companies, including Panhandle, now transferred to the U.S. District Court for the District of Wyoming, alleging mis-measurement of natural gas volumes and Btu content, resulting in lower royalties to mineral interest owners.  Among the defendants are Panhandle, Citrus, Florida Gas and certain of their affiliates (Company Defendants).  On October 20, 2006, the District Judge adopted in part the earlier recommendation of the Special Master in the case and ordered the dismissal of the case against the Company Defendants.  Grynberg is appealing that action to the Tenth Circuit Court of Appeals.  Grynberg’s opening brief was filed on July 31, 2007.  Respondents filed their brief rebutting Grynberg’s arguments on November 21, 2007.  A hearing before the Court of Appeals was held on September 25, 2008 and on March 17, 2009, the court denied Grynberg’s appeal.  On May 4, 2009, the Court denied Grynberg’s petition for rehearing.  On August 4, 2009, Grynberg appealed the Court of Appeals decision to the United States Supreme Court.  A similar action, known as the Will Price litigation, also has been filed against a number of companies, including Panhandle, in U.S. District Court for the District of Kansas.  Panhandle is currently awaiting the decision of the trial judge on the defendants’ motion to dismiss the Will Price action.  Panhandle and the other Company Defendants believe that their measurement practices conformed to the terms of their FERC gas tariffs, which were filed with and approved by FERC.  As a result, the Company believes that it has meritorious defenses to these lawsuits (including FERC-related affirmative defenses, such as the filed rate/tariff doctrine, the primary/exclusive jurisdiction of FERC, and the defense that Panhandle and the other Company Defendants complied with the terms of their tariffs) and will continue to vigorously defend against them, including any appeal from the dismissal of the Grynberg case.  The Company does not believe the outcome of these cases will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

Southwest Gas Litigation.  Appeals have been completed in an action in the U.S. District Court for the District of Arizona in which the jury awarded the Company nearly $400,000 in actual damages, and, after reduction on appeal, approximately $1.2 million in punitive damages, along with costs of approximately $100,000 and interest.  The award is the result of a trial, which was concluded in December 2002, at which the Company pursued claims against former Arizona Corporation Commissioner James Irvin, regarding his conduct during certain competing efforts to acquire Southwest Gas Corporation.  The Company anticipates receipt during the third quarter of approximately $1 million of the award from funds subject to court order as partial security for the judgment.  The Company intends to continue to vigorously pursue collection against former Commissioner Irvin for the remaining balance.  There can be no assurance, however, as to the amount of such additional damages, if any, that the Company ultimately will collect.

Other Commitments and Contingencies

Retirement of Debt Obligations.  The Company repaid its $60.6 million 6.50% Senior Notes, which matured in July 2009, using a portion of the proceeds from the $150 million 8.125% Senior Notes.  The Company also prepaid the $150 million Short-Term Facility in July 2009 using borrowings under its Credit Facilities, in anticipation of closing on the 2009 Term Loan, which occurred on August 5, 2009.  The Company has $100 million 6.089% Senior Notes maturing in February 2010 and $40.5 million 8.25% Senior Notes maturing in April 2010, which the Company may choose to retire upon maturity by utilizing some combination of cash flows from operations, draw downs under existing Credit Facilities and altering the timing of controllable cash flows, among other things.  The Company believes that it will have sufficient liquidity under its Credit Facilities to redeem the total $140.5 million of debt coming due in 2010.

2008 Hurricane Damage.  In September 2008, Hurricanes Gustav and Ike came ashore on the Louisiana and Texas coasts.  Damage from the hurricanes has affected both the Company’s Transportation and Storage and Gathering and Processing segments.  Offshore transportation facilities, including Sea Robin and Trunkline’s Terrebonne system,  suffered damage to several platforms and gathering pipelines, and Sea Robin is continuing to experience reduced volumes as not all of its damaged facilities are back in service.  In late July 2009, during testing to put the remaining offshore facilities back in service, Sea Robin experienced a pipeline rupture in an area where the pipeline had previously been displaced during Hurricane Ike and subsequently re-buried.  The SUGS business was indirectly adversely affected by Hurricane Ike.

The Company increased its provision for repair and abandonment costs in 2009 by approximately $16.1 million.  The incremental 2009 expense is primarily due to an increase in the provision for repair costs of $9.2 million and $6.9 million of expense related to an increase in the ARO liability reserve.  The capital replacement and retirement expenditures relating to the hurricanes, including preliminary estimates for the additional pipe replacement required related to the rupture, has been increased during 2009 to approximately $180 million and is expected to be incurred through 2010.  These estimates are subject to further revision as the assessment of the damage to the Company’s facilities is ongoing.  Approximately $64 million of the capital replacement and retirement expenditures were incurred as of June 30, 2009.  The Company anticipates reimbursement from its property insurance carrier for a significant portion of the damages in excess of its $10 million deductible; however, the recoverable amount is subject to pro rata reduction to the extent that the level of total accepted claims from all insureds exceeds the carrier’s $750 million aggregate exposure limit.  The Company’s insurance provider has announced that it has reached the $750 million aggregate exposure limit and has recently revised its estimated payout amount from 70 percent to 63 percent based on estimated claim information it has received. The final amount of any applicable pro rata reduction cannot be determined until the Company’s insurance provider has received and assessed all claims.  Receivables due from the insurance carrier of approximately $20 million have been recorded as of June 30, 2009 for submitted Hurricane Ike claims approved for payout by the carrier.

13. Reportable Segments

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

The remainder of the Company’s business operations, which do not meet the quantitative threshold for segment reporting, are presented as Corporate and other.  Corporate and other consists of unallocated corporate costs, a wholly-owned subsidiary with ownership interests in electric power plants, and other miscellaneous activities.

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

Sales of products or services between segments are billed at regulated rates or at market rates, as applicable.  There were no material intersegment revenues during the three- and six-month periods ended June 30, 2009 and 2008.

The following table sets forth certain selected financial information for the Company’s segments for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Segment Data	2009	2008	2009	2008
	(In thousands)
Revenues from external customers:
Transportation and Storage	$172,615	$168,333	$364,910	$355,384
Gathering and Processing	175,084	440,323	343,389	855,985
Distribution	104,532	122,922	426,556	471,557
Total segment operating revenues	452,231	731,578	1,134,855	1,682,926
Corporate and other	794	1,477	2,033	2,827
Total consolidated revenues from external
customers	$453,025	$733,055	$1,136,888	$1,685,753

Depreciation and amortization:
Transportation and Storage	$28,483	$25,691	$56,346	$50,752
Gathering and Processing	16,543	15,346	32,956	30,816
Distribution	7,808	7,722	15,479	15,294
Total segment depreciation and amortization	52,834	48,759	104,781	96,862
Corporate and other	526	562	1,049	1,082
Total depreciation and amortization expense	$53,360	$49,321	$105,830	$97,944

Earnings (loss) from unconsolidated investments:
Transportation and Storage	$21,984	$21,572	$37,768	$37,814
Gathering and Processing	498	(584)	1,026	(266)
Corporate and other	212	110	473	279
	$22,694	$21,098	$39,267	$37,827

Segment performance:
Transportation and Storage EBIT (1)	$97,922	$98,526	$191,144	$212,626
Gathering and Processing EBIT	(1,523)	12,134	(12,956)	40,690
Distribution EBIT (1)	(291)	928	31,347	29,410
Total segment EBIT	96,108	111,588	209,535	282,726
Corporate and other (1)	(628)	507	187	(9)
Interest expense	48,365	50,603	96,735	101,304
Federal and state income tax expense	13,835	18,582	33,450	55,595
Net earnings	33,280	42,910	79,537	125,818
Preferred stock dividends	2,170	3,436	4,341	7,777
Loss on extinguishment of preferred stock	-	1,995	-	1,995
Net earnings available for common stockholders	$31,110	$37,479	$75,196	$116,046

__________________
(1)
In the fourth quarter of 2008, the Company ceased including the management and royalty fees charged by Southern Union to its Transportation and Storage segment in its evaluation of segment results as it was no longer deemed necessary by executive management.  The Company had not previously included management and royalty fees in the evaluation of its other reportable segments.  Additionally, in the fourth quarter of 2008, the Company commenced allocating certain corporate administrative services costs to the Distribution segment.  Previously, the corporate administrative services costs allocation was limited to the Transportation and Storage and Gathering and Processing segments.  Executive management determined that such allocation to all of the Company's reportable segments would enable it to better measure and evaluate the performance of each of its reportable segments.  The allocations to the Distribution segment for the three- and six- month periods ended June 30, 2009 were $2.5 million and $4.8 million, respectively.  The administrative services allocation was primarily based upon each reportable segment's pro-rata share of combined net investment, margin and certain expenses.  Management believes that the allocation method and underlying assumptions utilized by the Company were reasonable.

For purposes of comparability between reporting periods, the 2008 period has been recast as indicated below to (i) exclude the management and royalty fee charged to the Transportation and Storage segment, and (ii) include the corporate administrative services allocation to the Distribution segment.

	Three Months Ended June 30, 2008
	Recast Adjustments
Segment Impacted	EBIT as Reported	Increase (Decrease)	Recast EBIT
		(In thousands)

Transportation and Storage	$94,313	$4,213	$98,526
Distribution	2,819	(1,891)	928
Corporate and Other	2,829	(2,322)	507

	Six Months Ended June 30, 2008
	Recast Adjustments
Segment Impacted	EBIT as Reported	Increase (Decrease)	Recast EBIT
		(In thousands)

Transportation and Storage	$203,694	$8,932	$212,626
Distribution	33,120	(3,710)	29,410
Corporate and Other	5,213	(5,222)	(9)

	June 30,	December 31,
Segment Data	2009	2008
	(In thousands)
Total assets:
Transportation and Storage	$4,997,965	$4,969,336
Gathering and Processing	1,651,899	1,764,497
Distribution	1,034,002	1,177,124
Total segment assets	7,683,866	7,910,957
Corporate and other	118,086	86,950
Total consolidated assets	$7,801,952	$7,997,907

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Expenditures for long-lived assets:
Transportation and Storage	$52,176	$90,663	$129,888	$272,829
Gathering and Processing	5,300	15,310	16,518	32,779
Distribution	16,706	11,004	23,268	16,708
Total segment expenditures for
long-lived assets	74,182	116,977	169,674	322,316
Corporate and other	10,087	536	17,003	1,756
Total consolidated expenditures for
long-lived assets (1)	$84,269	$117,513	$186,677	$324,072

_______________________
(1)
Includes net period changes in capital accruals totaling $10.4 million and $(5.5) million for the three-month periods ended June 30, 2009 and 2008, respectively.  Includes net period changes in capital accruals totaling $20.3 million and $16.3 million for the six-month periods ended June 30, 2009 and 2008, respectively.

14. Regulation and Rates

Panhandle.  The Company commenced construction of an enhancement at its Trunkline LNG terminal in February 2007.  This infrastructure enhancement project, which is expected to be placed in operation in the third quarter of 2009, will increase send out flexibility at the terminal and lower fuel costs for the customer.  Cost projections continue to indicate the construction costs will be approximately $430 million, plus capitalized interest.  Approximately $420.9 million and $351.3 million of costs, including capitalized interest, are included in the line item Construction work-in-progress at June 30, 2009 and December 31, 2008, respectively.

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

15. Stockholders’ Equity

Dividends.  The table below presents the amount of cash dividends declared and paid on the dates indicated:

Shareholder Record Date	Date Paid	Amount Per Share	Amount Paid
			(In thousands)

June 26, 2009	July 10, 2009	$0.15	$18,607
March 27, 2009	April 10, 2009	0.15	18,607

16. Other Income (Expense), Net

Other, net income for the six-month period ended June 30, 2009 totaling $6.1 million consists primarily of $5.7 million related to an insurance settlement.  During 2009, the Company entered into a settlement agreement with an insurance company releasing the insurance company from certain potential future environmental claim obligations.

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

RESULTS OF OPERATIONS

Overview

The Company evaluates operational and financial segment performance using several factors, of which the primary financial measure is EBIT, which is a non-GAAP measure.  For additional information related to the Company’s use of EBIT as its primary financial measure for its reportable segments, see Part I, Item I. Financial Statements (Unaudited), Note 13 – Reportable Segments.

The following table provides a reconciliation of EBIT (by segment) to Net earnings available for common stockholders.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
EBIT:
Transportation and storage segment (1)	$97,922	$98,526	$191,144	$212,626
Gathering and processing segment	(1,523)	12,134	(12,956)	40,690
Distribution segment (1)	(291)	928	31,347	29,410
Corporate and other (1)	(628)	507	187	(9)
Total EBIT	95,480	112,095	209,722	282,717
Interest	48,365	50,603	96,735	101,304
Earnings before income taxes	47,115	61,492	112,987	181,413
Federal and state income tax expense	13,835	18,582	33,450	55,595
Net earnings	33,280	42,910	79,537	125,818
Preferred stock dividends	2,170	3,436	4,341	7,777
Loss on extinguishment of preferred stock	-	1,995	-	1,995

Net earnings available for common stockholders	$31,110	$37,479	$75,196	$116,046

_________________
(1)	The amounts reported for the 2008 periods have been recasted. See Part 1, Item 1. Financial Information (Unaudited), Note 13 – Reportable Segments for information related to the recasted amounts.

Three-month period ended June 30, 2009 versus the three-month period ended June 30, 2008.  The Company’s $6.4 million decrease in Net earnings available for common stockholders in the three-month period ended June 30, 2009 versus the same period in 2008 was primarily due to:

•
Lower EBIT contributions of $13.7 million from the Gathering and Processing segment primarily due to lower operating revenues of $294.8 million, largely attributable to lower market-driven realized average natural gas and NGL prices, partially offset by the impact of $29.6 million of lower net hedging losses and lower market-driven natural gas and NGL purchase costs of $248 million in the 2009 period versus the 2008 period;

•
Lower EBIT contribution of $1.2 million from the Distribution segment primarily due to higher property tax assessments of $900,000 associated with natural gas inventory stored in the state of Kansas, which became assessable for property tax purposes beginning in 2009; and

•
Lower EBIT contributions of $1.1 million from the Corporate and other segment primarily due to lower revenues of $700,000 from PEI Power Corporation attributable to lower electricity prices in 2009 and a scheduled maintenance outage.

These reductions in earnings were partially offset by:

•
Lower interest expense of $2.2 million primarily attributable to lower interest expense of $2.3 million due to lower LIBOR interest rates associated with the Company’s variable rate debt and the impact of $2 million of the higher level of interest costs capitalized attributable to higher average capital project balances outstanding in 2009 compared to 2008, partially offset by higher net interest expense of $2.1 million due to higher net debt balances outstanding on fixed-rate debt obligations;

•
Impact of a $2 million loss recorded in the 2008 period related to the Company’s purchase of 191,884 shares of its 7.55% Noncumulative Preferred Stock, Series A shares (Preferred Stock) and the reduction in related dividends of $1.3 million in the 2009 period versus the 2008 period associated with the Company’s purchase of 459,999 total shares of Preferred Stock during 2008; and

•
Lower federal and state income tax expense of $4.7 million primarily due to lower pre-tax earnings of $14.4 million and the impact of the reduced EITR attributable to a lower state income tax expense (net of the federal income tax benefit) of $800,000 and an increase in the tax benefit (relative to lower pre-tax earnings) associated with the dividends received deduction from the Company’s unconsolidated investment in Citrus.

Six-month period ended June 30, 2009 versus the six-month period ended June 30, 2008.  The Company’s $40.9 million decrease in Net earnings available for common stockholders in the six-month period ended June 30, 2009 versus the same period in 2008 was primarily due to:

•
Lower EBIT contributions of $53.6 million from the Gathering and Processing segment primarily due to lower operating revenues of $528.2 million, largely attributable to lower market-driven realized average natural gas and NGL prices, partially offset by the impact of $15.6 million of lower net hedging losses and lower market-driven natural gas and NGL purchase costs of $455 million in the 2009 period versus the 2008 period; and

•
Lower EBIT contributions of $21.5 million from the Transportation and Storage segment primarily due to higher operating expenses of $23.8 million attributable to a net increase in the provision for repair and abandonment costs of $16.1 million in 2009 related to offshore assets damaged by Hurricane Ike, higher contract storage costs of $1.9 million, higher fuel tracker costs of $3.4 million primarily due to a net over-recovery in 2008 versus a net under-recovery in 2009, a $2.3 million increase in LNG power expense resulting from actual costs recovered in rates through the power reimbursement mechanism and higher depreciation and amortization expense of $5.6 million primarily due to increases in property, plant and equipment, partially offset by higher operating revenues of $9.5 million attributable to higher transportation and storage revenues of $6.2 million primarily attributable to higher average rates realized by PEPL and contributions from various expansion projects and higher LNG terminalling revenues of $4.7 million.

These reductions in earnings were partially offset by:

•
Higher  EBIT contributions of $1.9 million from the Distribution segment primarily due to the impact of $3.5 million of income in 2009 related to a settlement agreement with an insurance company releasing the insurance company from certain potential future environmental claim obligations, partially offset by higher property tax assessments of $900,000 associated with natural gas inventory stored in the state of Kansas, which became assessable for property tax purposes beginning in 2009;

•
Lower interest expense of $4.6 million primarily attributable to lower interest expense of $5.9 million due to lower LIBOR interest rates associated with the Company’s variable rate debt and the impact of $2.9 million of the higher level of interest costs capitalized attributable to higher average capital project balances outstanding in 2009 compared to 2008, partially offset by higher net interest expense of $3.8 million due to higher net debt balances outstanding on fixed-rate debt obligations;

•
Impact of a $2 million loss recorded in the 2008 period related to the Company’s purchase of 191,884 shares of its Preferred Stock and the reduction in related dividends of $3.4 million in the 2009 period versus the 2008 period associated with the Company’s purchase of 459,999 total shares of Preferred Stock during 2008; and

•
Lower federal and state income tax expense of $22.1 million primarily due to lower pre-tax earnings of $68.4 million and the impact of the reduced EITR attributable to a lower state income tax expense (net of the federal income tax benefit) of $2.5 million and an increase in the tax benefit (relative to lower pre-tax earnings) associated with the dividends received deduction from the Company’s unconsolidated investment in Citrus.

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

The following table illustrates the results of operations applicable to the Company’s Transportation and Storage segment for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Transportation and Storage Segment	2009	2008	2009	2008
	(In thousands)

Operating revenues	$172,615	$168,333	$364,910	$355,384

Operating expenses	59,981	58,448	138,175	114,421
Depreciation and amortization	28,483	25,691	56,346	50,752
Taxes other than on income and revenues	8,313	7,544	17,238	16,193
Total operating income	75,838	76,650	153,151	174,018
Earnings from unconsolidated investments	21,984	21,572	37,768	37,814
Other income, net	100	304	225	794
EBIT	$97,922	$98,526	$191,144	$212,626

Operating information:
Panhandle natural gas volumes transported (TBtu)	376	328	803	729
Florida Gas natural gas volumes transported (TBtu) (1)	216	211	403	384
________________
(1)	Represents 100 percent of natural gas volumes transported by Florida Gas versus the Company’s effective equity ownership interest of 50 percent.

Three-month period ended June 30, 2009 versus the three-month period ended June 30, 2008. The $600,000 EBIT reduction in the three-month period ended June 30, 2009 versus the same period in 2008 was primarily due to a lower EBIT contribution from Panhandle totaling $1 million, offset by higher equity earnings of $400,000, principally from the Company’s unconsolidated investment in Citrus.

Panhandle’s $1 million EBIT reduction was primarily due to:

•	Higher operating revenues of $4.3 million primarily attributable to:
o
Higher transportation reservation revenues of $5.4 million primarily due to higher average rates realized on PEPL and contributions from various expansion projects, partially offset by the impact of lower average rates on Trunkline;

o
A $2.5 million increase in LNG terminalling revenue primarily due to $1.2 million associated with a change in the power reimbursement mechanism in the fourth quarter of 2008 that allows the Company to recover actual monthly LNG electric power costs from the customer and approximately $1.4 million of higher reservation revenues attributable to a one-time annual rate increase associated with certain capacity effective January 1, 2009; and

o	Lower transportation usage revenues of $3.4 million primarily due to reduced volumes flowing after Hurricane Ike.

The increased revenues were offset by:

•	Higher operating expenses of $1.5 million primarily attributable to:
o	A $2.8 million increase in fuel tracker costs primarily due to a net over-recovery in 2008 versus a net under-recovery in 2009;
o	A $1.3 million increase in third-party transportation expense primarily due to additional capacity contracted;
o	A $1.2 million increase in LNG power expense resulting from actual costs recovered in rates through the power reimbursement mechanism; and
o
A $3.2 million decrease in outside services costs related to field operations primarily attributable to the timing of ongoing pipeline integrity testing costs and other reductions to pipeline system operating and maintenance costs; and

•
Increased depreciation and amortization expense of $2.8 million due to a $216 million increase in property, plant and equipment placed in service after June 30, 2008.  Depreciation and amortization expense is expected to continue to increase primarily due to higher capital spending, primarily from the LNG terminal infrastructure enhancement construction project.

Equity earnings, primarily attributable to the Company’s unconsolidated investment in Citrus, were higher by $400,000 in 2009 versus 2008 primarily due to the following items, adjusted where applicable to reflect the Company’s proportional equity share:

•	Higher other income of $5.9 million primarily due to higher equity AFUDC resulting from Florida Gas’ Phase VIII Expansion project;
•	Higher transportation revenues of $900,000 primarily due to higher reservation revenue attributable to additional phased-in capacity contracted resulting from Florida Gas’ Phase VII Expansion project;
•
Higher debt interest cost of $4.7 million primarily due to interest on a $500 million construction and term loan agreement funded in October 2008 and on the $600 million 7.90% Senior Notes issued in May 2009, partially offset by lower average outstanding revolver debt balances and lower LIBOR interest rates;

•	Higher operating expenses of $1.3 million primarily due to higher overall costs experienced in 2009 applicable to outside service costs, employee labor, and other operating costs; and
•	Higher depreciation expense of $300,000 primarily due to increased property, plant and equipment placed in service after June 30, 2008.

Six-month period ended June 30, 2009 versus the six-month period ended June 30, 2008. The $21.5 million EBIT reduction in the six-month period ended June 30, 2009 versus the same period in 2008 was primarily due to a lower EBIT contribution from Panhandle totaling $21.4 million and lower equity earnings of $46,000, principally from the Company’s unconsolidated investment in Citrus.

Panhandle’s $21.4 million EBIT reduction was primarily due to:

•	Higher operating revenues of $9.5 million primarily attributable to:
o
Higher transportation reservation revenues of $7.7 million primarily due to higher average rates realized on PEPL, contributions from various expansion projects, primarily consisting of the Trunkline Field Zone Expansion and PEPL East End Enhancement projects, partially offset by the impact of approximately $1.2 million of additional revenues in the 2008 period attributable to the extra day in the 2008 leap year and lower average rates realized on Trunkline;

o	Higher parking revenues of $5 million resulting from customer demand for parking services and market conditions;
o
A $4.7 million increase in LNG terminalling revenue primarily due to $2.4 million associated with a change in the power reimbursement mechanism in the fourth quarter of 2008 that allows the Company to recover actual monthly LNG electric power costs from the customer and approximately $2.3 million of higher reservation revenues attributable to a one-time annual rate increase associated with certain capacity effective January 1, 2009; and

o	Lower transportation usage revenues of $7.4 million primarily due to reduced volumes flowing after Hurricane Ike.

The increased revenues were offset by:

•	Higher operating expenses of $23.8 million primarily attributable to:
o
A net increase in the provision for repair and abandonment costs of $16.1 million in 2009 for damages to offshore assets resulting from Hurricane Ike, which is generally expected to be recovered in the future through insurance recoveries and new rate proceedings;

o	A $3.4 million increase in fuel tracker costs primarily due to a net over-recovery in 2008 versus a net under-recovery in 2009;
o	A $2.3 million increase in LNG power expense resulting from actual costs recovered in rates through the power reimbursement mechanism;
o	A $1.9 million increase in contract storage costs resulting from an increase in leased storage capacity;
o	A $1.9 million increase in third-party transportation expense primarily due to additional capacity contracted; and
o	A $1.3 million decrease in property insurance premiums; and
•
Increased depreciation and amortization expense of $5.6 million due to a $216 million increase in property, plant and equipment placed in service after June 30, 2008.  Depreciation and amortization expense is expected to continue to increase primarily due to higher capital spending, primarily from the LNG terminal infrastructure enhancement construction project.

See Part I, Item 1. Financial Statements (Unaudited), Note 12 – Commitments and Contingencies – Other Commitments and Contingencies – 2008 Hurricane Damage for additional information related to the 2009 increases in the repair and abandonment provisions and insurance recovery resulting from hurricane damage.

Equity earnings, primarily attributable to the Company’s unconsolidated investment in Citrus, were lower by $46,000 in 2009 versus 2008 primarily due to the following items, adjusted where applicable to reflect the Company’s proportional equity share:

•
Higher debt interest cost of $7.4 million primarily due to interest on a $500 million construction and term loan agreement funded in October 2008 and on the $600 million 7.90% Senior Notes issued in May 2009, partially offset by lower average outstanding revolver debt balances and lower LIBOR interest rates;

•	Higher operating expenses of $1.7 million primarily due to higher overall costs experienced in 2009 applicable to outside service costs, employee labor, and other operating costs;
•	Higher depreciation expense of $1 million primarily due to increased property, plant and equipment placed in service after June 30, 2008; and
•	Higher other income of $10 million primarily due to higher equity AFUDC resulting from Florida Gas’ Phase VIII Expansion project.

See Part I, Item I. Financial Statements (Unaudited), Note 5 – Unconsolidated Investments – Citrus for additional information related to Florida Gas.

Gathering and Processing Segment.  The Gathering and Processing segment is primarily engaged in connecting wells of natural gas producers to its gathering system, treating natural gas to remove impurities to meet pipeline quality specifications, processing natural gas for the removal of NGL, and redelivering natural gas and NGL to a variety of markets.  Its operations are conducted through SUGS.  SUGS’ gas supply contracts primarily include fee-based, percent-of-proceeds, conditioning fee and wellhead purchase contracts.  These gas supply contracts vary in length from month-to-month to a number of years, with many of the contracts having a term of three to five years.  SUGS’ primary sales customers include producers, power generating companies, utilities, energy marketers, and industrial end-users located primarily in the Gulf Coast and southwestern United States.  SUGS’ business is not generally seasonal in nature.

The majority of SUGS’ gross margin is derived from the sale of NGL equity volumes and to a lesser extent from the sale of residue natural gas.  The prices of NGL and natural gas are subject to fluctuations in response to changes in supply, demand, market uncertainty and a variety of factors beyond the Company’s control.  The Company monitors these risks and manages the associated commodity price risk using both economic and accounting hedge derivative instruments.  For additional information related to the Company’s commodity price risk management, see Part I, Item I. Financial Statements (Unaudited), Note 10 – Derivative Instruments and Hedging Activities – Commodity Contracts – Gathering and Processing Segment and Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk – Commodity Price Risk.

The following table presents the results of operations applicable to the Company’s Gathering and Processing segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Gathering and Processing Segment	2009	2008	2009	2008
	(In thousands)

Operating revenues, excluding impact of
commodity derivative instruments	$177,624	$472,423	$356,001	$884,219
Realized and unrealized commodity derivatives	(2,540)	(32,100)	(12,612)	(28,234)
Operating revenues	175,084	440,323	343,389	855,985
Cost of gas and other energy (1)	(141,269)	(390,339)	(284,398)	(738,539)
Gross margin (2)	33,815	49,984	58,991	117,446
Operating expenses	18,123	20,189	37,785	43,138
Depreciation and amortization	16,543	15,346	32,956	30,816
Taxes other than on income and revenues	1,166	1,718	2,506	2,519
Total operating income	(2,017)	12,731	(14,256)	40,973
Earnings from unconsolidated investments	498	(584)	1,026	(266)
Other expense, net	(4)	(13)	274	(17)
EBIT	$(1,523)	$12,134	$(12,956)	$40,690

Operating information:
Volumes
Avg natural gas processed (MMBtu/d)	407,777	433,568	414,304	420,825
Avg NGL produced (gallons/d)	1,394,504	1,428,903	1,382,674	1,382,468
Avg natural gas wellhead (MMBtu/d)	600,358	624,259	589,518	623,704
Natural gas sales (MMBtu)	23,671,746	23,666,144	45,228,917	47,825,389
NGL sales (gallons) (3)	144,398,030	145,598,927	310,489,377	300,259,328

Average Pricing
Realized natural gas ($/MMBtu) (4)	$3.06	$9.86	$3.27	$8.81
Realized composite NGL ($/gallon) (4)	0.71	1.62	0.65	1.51
Natural Gas Daily WAHA ($/MMBtu)	3.11	10.10	3.26	9.05
Natural Gas Daily El Paso ($/MMBtu)	3.02	9.90	3.17	8.91
Estimated plant processing spread ($/gallon)	0.41	0.70	0.35	0.69
________________
(1)	Cost of gas and other energy consists of natural gas and NGL purchase costs and producer and other fees.
(2)	Gross margin consists of Operating revenues less Cost of gas and other energy. The Company believes that this measurement is more meaningful for understanding and analyzing the Gathering and Processing segment’s operating results for the periods presented because commodity costs are a significant factor in the determination of the segment’s revenues.
(3)
Volumes processed by SUGS include volumes sold under various buy-sell arrangements.  For the three-month periods ended June 30, 2009 and 2008, the Company’s operating revenues and related volumes  attributable to its buy-sell arrangements for natural gas totaled $9.8 million and $31.9 million, and 3,088,000 million MMBtus and 3,150,000 million MMBtus, respectively.  The Company’s operating revenues and related volumes for the three-month periods ended June 30, 2009 and 2008  attributable to its buy-sell arrangements for NGL totaled $14.6 million and $30.3 million, and 22,280,000 million gallons and 19,848,000 million gallons, respectively.  For the six-month periods ended June 30, 2009 and 2008, the Company’s operating revenues and related volumes attributable to its buy-sell arrangements for natural gas totaled $21.5 million and $60.8 million, and 6,344,000 million MMBtus and 6,731,000 million MMBtus, respectively.  The Company’s operating revenues and related volumes for the six-month periods ended June 30, 2009 and 2008  attributable to its buy-sell arrangements for NGL totaled $26.5 million and $77.8 million, and 43,114,000 million gallons and 54,325,000 million gallons, respectively.

(4)	Excludes impact of realized and unrealized commodity derivative gains and losses detailed in the above EBIT presentation.

Three-month period ended June 30, 2009 versus the three-month period ended June 30, 2008.  The $13.7 million EBIT reduction in the three-month period ended June 30, 2009 versus the same period in 2008 was primarily due to the following items:

•	Lower gross margin of $16.2 million primarily as the result of:
o
Lower operating revenues of $294.8 million largely attributable to lower market-driven realized average natural gas and NGL prices (unadjusted for the impact of realized and unrealized commodity derivative gains and losses) of $3.06 per MMBtu and $0.71 per gallon in the 2009 period versus $9.86 per MMBtu and $1.62 per gallon in the 2008 period, respectively;

o	Impact of lower market driven natural gas and NGL purchase costs of $248 million in the 2009 period versus the 2008 period; and
o	Impact of $29.6 million of lower net hedging losses in the 2009 period versus the 2008 period (which includes the impact of $5.5 million of unrealized losses recorded in 2009);
•	Higher depreciation and amortization expense of $1.2 million primarily attributable to a $64 million increase in property, plant and equipment placed in service after June 30, 2008;
•	Lower operating expenses of $2.1 million primarily due to:
o
A $1.2 million decrease in maintenance, contract services costs and other plant operating costs largely attributable to a 2009 cost reduction initiative primarily related to the Company’s variable and discretionary costs;

o	A $600,000 decrease in utilities costs primarily due to lower compressor fuel costs attributable to the associated declining costs of natural gas in 2009 versus 2008; and
o	A $200,000 decrease in chemical and lubricants costs, which generally track with the price of oil; and
•
Higher equity earnings of $1.1 million from the Company’s unconsolidated investment in Grey Ranch primarily due to higher volumes in 2009 versus the 2008 period resulting from an increase in capacity from 90 MMcf/d to 200 MMcf/d effective December 31, 2008.

Six-month period ended June 30, 2009 versus the six-month period ended June 30, 2008.  The $53.6 million EBIT reduction in the six-month period ended June 30, 2009 versus the same period in 2008 was primarily due to the following items:

•	Lower gross margin of $58.5 million primarily as the result of:
o
Lower operating revenues of $528.2 million largely attributable to lower market-driven realized average natural gas and NGL prices (unadjusted for the impact of realized and unrealized commodity derivative gains and losses) of $3.27 per MMBtu and $0.65 per gallon in the 2009 period versus $8.81 per MMBtu and $1.51 per gallon in the 2008 period, respectively;

o	Impact of lower market-driven natural gas and NGL purchase costs of $455 million in the 2009 period versus the 2008 period; and
o	Impact of $15.6 million of lower net hedging losses in the 2009 period versus the 2008 period (which includes the impact of $20.7 million of unrealized losses recorded in 2009);
•	Higher depreciation and amortization expense of $2.1 million primarily attributable to a $64 million increase in property, plant and equipment placed in service after June 30, 2008;
•	Lower operating expenses of $5.4 million primarily due to:
o
A $2.1 million decrease in maintenance, contract services and other plant operating costs largely attributable to a 2009 cost reduction initiative primarily related to the Company’s variable and discretionary costs;

o	A $1 million decrease in utilities costs primarily due to lower compressor fuel costs attributable to the associated declining costs of natural gas in 2009 versus 2008;
o	A $700,000 decrease in chemical and lubricants costs, which generally track with the price of oil; and
o	Lower corporate services costs of $600,000; and
•
Higher equity earnings of $1.3 million from the Company’s unconsolidated investment in Grey Ranch primarily due to higher volumes in 2009 versus the 2008 period resulting from an increase in capacity from 90 MMcf/d to 200 MMcf/d effective December 31, 2008.

On  July 17, 2009, SUGS experienced a fire at its Keystone natural gas processing plant forcing it to shut in its attendant production for approximately two weeks.  SUGS expects to operate at reduced production levels until late in the third quarter of 2009.  SUGS has preliminarily estimated the impact of the fire will result in (i) a reduction of its gross margin contribution by $4 million to $5 million, (ii) charges to earnings of $2.5 million to $4 million for the write-off of property and equipment damaged by the fire, and (iii) capital replacement expenditures of $12 million, net of estimated insurance reimbursements.

Distribution Segment.  The Distribution segment is primarily engaged in the local distribution of natural gas in Missouri and Massachusetts through its Missouri Gas Energy and New England Gas Company divisions, respectively.  The Distribution segment’s operations are regulated as to rates and other matters by the regulatory commissions of the states in which each operates.  The Distribution segment’s operations have historically been sensitive to weather and seasonal in nature, with a significant percentage of annual operating revenues and EBIT occurring in the traditional winter heating season in the first and fourth calendar quarters.  However, the MPSC approved distribution rates effective April 3, 2007 for Missouri Gas Energy’s residential customers (which comprise approximately 88 percent of its total natural gas sales customers and approximately 69 percent of its gross natural gas sales revenues) that eliminate the impact of weather and conservation for residential margin revenues and related earnings in Missouri.

The following table illustrates the results of operations applicable to the Company’s Distribution segment for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Distribution Segment	2009	2008	2009	2008
	(In thousands)

Net operating revenues (1)	$49,246	$48,649	$117,434	$116,760

Operating expenses	37,692	36,951	66,921	65,831
Depreciation and amortization	7,808	7,722	15,479	15,294
Taxes other than on income and revenues	3,790	2,655	6,882	5,644
Total operating income (loss)	(44)	1,321	28,152	29,991
Other income (expenses), net	(247)	(393)	3,195	(581)
EBIT	$(291)	$928	$31,347	$29,410

Operating Information:
Gas sales volumes (MMcf)	9,166	10,468	38,806	43,333
Gas transported volumes (MMcf)	5,617	6,052	13,966	15,686

Weather – Degree Days: (2)
Missouri Gas Energy service territories	459	499	2,953	3,420
New England Gas Company service territories	777	777	3,747	4,057

_____________________
(1)	Operating revenues for the Distribution segment are reported net of Cost of gas and other energy and Revenue-related taxes, which are pass-through costs.
(2)	"Degree days" are a measure of the coldness of the weather experienced. A degree day is equivalent to each degree that the daily mean temperature for a day falls below 65 degrees Fahrenheit.

Three-month period ended June 30, 2009 versus the three-month period ended June 30, 2008.  The $1.2 million reduction of EBIT in the three-month period ended June 30, 2009 versus the same period in 2008 was primarily due to higher taxes other than on income and revenues of $1.1 million largely attributable to $900,000 of property taxes associated with natural gas inventory stored in the state of Kansas, which became assessable for property tax purposes beginning in 2009.  The Company expects an impact of $1.8 million in 2009 will result from the new property tax assessments for natural gas stored in the state of Kansas, which amount will vary as the assessment is based upon inventory balances as of each year end.

Six-month period ended June 30, 2009 versus the six-month period ended June 30, 2008.  The $1.9 million EBIT improvement in the six-month period ended June 30, 2009 versus the same period in 2008 was primarily due to:

•
Higher Other Income, net, of $3.8 million primarily due to a settlement of $3.5 million with an insurance company in 2009 releasing the insurance company from certain potential future environmental claim obligations;

•
Higher net operating revenues of $700,000 primarily due to a higher contribution of $2.5 million from New England Gas Company largely attributable to the impact of new rates associated with the $3.7 million annual rate case increase effective February 3, 2009, offset by $1.8 million of lower net operating revenues at Missouri Gas Energy primarily due to the impact of warmer weather for its non-residential customers;

•	Higher operating expenses of $1.1 million primarily attributable to:
o	Higher injuries and damages claims of $1.9 million primarily due to the impact of an insurance reimbursement of $900,000 received in 2008 and higher ongoing litigation costs;
o	Higher pension costs of $800,000, which are recovered in current rates;
o	Higher provisions for uncollectible customer accounts of approximately $600,000 primarily resulting from the impact of the current depressed economic conditions on some of the Company’s customers; and
o	Lower environmental remediation costs of $2.6 million primarily attributable to the establishment of reserves in 2008 related to completed site investigation evaluations; and
•
Higher taxes other than on income and revenues of $1.2 million largely attributable to $900,000 of property taxes associated with natural gas inventory stored in the state of Kansas, which became assessable for property tax purposes beginning in 2009.  The Company expects an impact of $1.8 million in 2009 will result from the new property tax assessments for natural gas stored in the state of Kansas, which amount will vary as the assessment is based upon inventory balances as of each year end.

Corporate and Other

Three-month period ended June 30, 2009 versus the three-month period ended June 30, 2008.  The EBIT reduction of $1.1 million was primarily due to:

•
Lower contributions of $500,000 from PEI Power Corporation primarily due to lower revenues of $700,000 attributable to lower electricity prices in 2009 and the impact of a scheduled maintenance outage during May and June 2009; and

•	Lower interest income of $400,000 in the 2009 period versus the 2008 period associated with short-term investments held by the Company.

Six-month period ended June 30, 2009 versus the six-month period ended June 30, 2008.  The EBIT improvement of $200,000 was primarily due to:

•	A settlement of $1.9 million in March 2009 with an insurance company releasing the insurance company from certain potential future environmental claim obligations;
•
Lower contributions of $1.3 million from PEI Power Corporation primarily due to lower revenues of $800,000 attributable to lower electricity prices in 2009 and the impact of a scheduled maintenance outage during May and June 2009 and a first quarter 2009 increase of $400,000 in a reserve associated with the Company’s obligation to fund the potential shortfall in estimated future incremental tax revenues associated with the financing obtained by certain tax authorities for the development of an industrial complex; and

•	Lower interest income of $500,000 in the 2009 period versus the 2008 period associated with short-term investments held by the Company.

Interest Expense

Three-month period ended June 30, 2009 versus the three-month period ended June 30, 2008.  Interest expense was $2.2 million lower in the three-month period ended June 30, 2009 versus the same period in 2008 primarily due to:

•	Lower interest expense of $2.3 million primarily due to the effect of lower LIBOR interest rates and a lower debt balance on the $465 million term loan agreement;
•
Lower interest expense of $2 million primarily due to the impact of the higher level of interest costs capitalized attributable to higher average capital project balances outstanding in 2009 compared to 2008; and

•
Higher net interest expense of $2.1 million primarily due to higher outstanding average debt balances from the $400 million 7.00% Senior Notes issued in June 2008, the $150 million 8.125% Senior Notes issued in June 2009 and the $150 million Short-Term Facility funded in October 2008, partially offset by lower interest expense resulting from the repayment of the $300 million 4.80% Senior Notes and the $125 million 6.15% Senior Notes in August 2008.

Six-month period ended June 30, 2009 versus the six-month period ended June 30, 2008.  Interest expense was $4.6 million lower in the six-month period ended June 30, 2009 versus the same period in 2008 primarily due to:

•	Lower interest expense of $5.9 million primarily due to the effect of lower LIBOR interest rates and a lower debt balance on the $465 million term loan agreement;
•
Lower interest expense of $2.9 million primarily due to the impact of the higher level of interest costs capitalized attributable to higher average capital project balances outstanding in 2009 compared to 2008; and

•
Higher net interest expense of $3.8 million primarily due to higher outstanding average debt balances from the $400 million 7.00% Senior Notes issued in June 2008, the $150 million 8.125% Senior Notes issued in June 2009 and the $150 million Short-Term Facility funded in October 2008, partially offset by lower interest expense resulting from the repayment of the $300 million 4.80% Senior Notes and the $125 million 6.15% Senior Notes in August 2008.

Federal and State Income Taxes

The Company’s income taxes were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)

Income tax expense	$13,835	$18,582	$33,450	$55,595
Effective tax rate	29%	30%	30%	31%

Three-month period ended June 30, 2009 versus the three-month period ended June 30, 2008. The $4.7 million reduction of federal and state income tax expense was primarily due to lower pre-tax earnings of $14.4 million and the impact of the lower EITR for the three-month period ended June 30, 2009 versus the same period in 2008.  The lower EITR was primarily due to:

•	Lower state income tax expense, net of the federal income tax benefit of $1.4 million and $2.2 million for the three-month periods ended June 30, 2009 and 2008, respectively; and
•
Increase in the tax benefit (relative to lower pretax earnings) associated with the dividends received deduction from the Company’s unconsolidated investment in Citrus.  For the three-month periods ended June 30, 2009 and 2008, the tax benefit of the dividends received deduction was $4.2 million and $4.8 million, respectively.

Six-month period ended June 30, 2009 versus the six-month period ended June 30, 2008. The $22.1 million reduction of federal and state income tax expense was primarily due to lower pre-tax earnings of $68.4 million and the impact of the lower EITR for the six-month period ended June 30, 2009 versus the same period in 2008.  The lower EITR was primarily due to:

•	Lower state income tax expense, net of the federal income tax benefit of $3 million and $5.5 million for the six-month periods ended June 30, 2009 and 2008, respectively; and
•
Increase in the tax benefit (relative to lower pretax earnings) associated with the dividends received deduction from the Company’s unconsolidated investment in Citrus.  For the six-month periods ended June 30, 2009 and 2008, the tax benefit of the dividends received deduction was $9.4 million and $13.8 million, respectively.

Preferred Stock Dividends and Loss on Extinguishment of Preferred Stock

Three-month period ended June 30, 2009 versus the three-month period ended June 30, 2008.  The $3.3 million reduction of preferred stock dividends and loss on extinguishment of preferred stock for the three-month period ended June 30, 2009 versus the same period in 2008 was due to the impact of the $2 million loss the Company recorded in the 2008 period related to its purchase of 1,918,837 depository shares representing 191,884 shares of its Preferred Stock and the reduction in related dividends of $1.3 million in the 2009 period versus the 2008 period associated with the Company’s purchase of 459,999 total shares of Preferred Stock during 2008.

Six-month period ended June 30, 2009 versus the six-month period ended June 30, 2008.  The $5.4 million reduction of preferred stock dividends and loss on extinguishment of preferred stock for the six-month period ended June 30, 2009 versus the same period in 2008 was due to the impact of the loss the Company recorded in the 2008 period related to its purchase of 1,918,837 depository shares representing 191,884 shares of its Preferred Stock and the reduction in related dividends of $3.4 million in the 2009 period versus the 2008 period associated with the Company’s purchase of 459,999 total shares of Preferred Stock during 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Liquidity and Capital Resources information contained herein should be read in conjunction with the related information set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources of the Company’s Form 10-K for the year ended December 31, 2008.

Cash generated from internal operations constitutes the Company’s primary source of liquidity.  The Company’s working capital deficit at June 30, 2009 is $372.3 million.  This includes $100 million and $40.5 million of other long-term debt maturing in February 2010 and April 2010, respectively, and $150 million of short-term debt repaid in July 2009 using borrowings under the Company’s credit facilities.  Additional sources of liquidity for working capital purposes include the use of available credit facilities and may include various equity offerings and debt capital markets and bank financings, and proceeds from asset dispositions.  The availability and terms relating to such liquidity will depend upon various factors and conditions such as the Company’s combined cash flow and earnings, the Company’s resulting capital structure and conditions in the financial markets at the time of such offerings.

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

The Company notes that, while it cannot predict the extent or duration of any negative impact that the current credit disruptions in the economy will have on its liquidity position, there is no expectation that the impact on the Company would be significant.

Sources (Uses) of Cash

	Six months ended June 30,
	2009	2008
	(In thousands)
Cash flows provided by (used in):
Operating activities	$381,825	$347,344
Investing activities	(230,371)	(345,542)
Financing activities	(140,540)	223,827
Increase (decrease) in cash and cash equivalents	$10,914	$225,629

Operating activities. Cash provided by operating activities increased by $34.5 million in the 2009 period versus the same period in 2008.  Cash flows provided by operating activities before changes in operating assets and liabilities for the 2009 period was $210 million compared with $306.6 million for the 2008 period, a decrease of $96.6 million primarily resulting from lower net earnings in 2009. Changes in operating assets and liabilities provided cash of $171.8 million in the 2009 period and $40.7 million in the 2008 period, resulting in an increase in cash from changes in operating assets and liabilities of $131.1 million in 2009 compared to 2008.  The $131.1 million increase is primarily due to (i) the impact of decreased accounts receivables of $99.1 million in the Distribution and Gathering and Processing segments primarily due to warmer weather for Missouri Gas Energy’s nonresidential customers and the impact of lower commodity prices in 2009 in the Gathering and Processing segment resulting in reduced accounts receivables and (ii) decreased inventory of $74.3 million in the Distribution segment primarily due to decreased natural gas prices in the 2009 period, partially offset by the impact of decreased accounts payables of $89.7 million primarily due to higher natural gas purchase costs in the 2008 period.

Investing activities. The Company’s business strategy includes making prudent capital expenditures across its base of gathering, processing, transmission, storage and distribution assets and growing the businesses through the selective acquisition of assets in order to position itself favorably in the evolving natural gas markets.

Cash flows used in investing activities in the six months ended June 30, 2009 and June 30, 2008 were $230.4 million and $345.5 million, respectively.  The $115.2 million decrease in invested cash outflows is primarily due to a $125.1 million decrease in capital expenditures in the Transportation and Storage segment in the 2009 period.

The following table presents a summary of additions to property, plant and equipment by segment, including additions related to major projects for the periods presented.

	Six Months Ended
	June 30,
Property, Plant and Equipment Additions	2009	2008
	(In thousands)
Transportation and Storage Segment
LNG Terminal Expansions/Enhancements	$58,863	$91,192
Trunkline Field Zone Expansion	941	57,926
East End Enhancement	(56)	33,999
Compression Modernization	4,887	40,265
Other, primarily pipeline integrity, system
reliability, information technology, air
emission compliance and hurricane
expenditures	65,253	49,447
Total	129,888	272,829

Gathering and Processing Segment	16,518	32,779

Distribution Segment
Missouri Safety Program	6,348	5,159
Other, primarily system replacement
and expansion	16,920	11,549
Total	23,268	16,708

Corporate and other	17,003	1,756

Total (1)	$186,677	$324,072

___________________
(1)	Includes net period changes in capital accruals totaling $20.3 million and $16.3 million for the six-month periods ended June 30, 2009 and 2008, respectively.

Principal Capital Expenditure Projects.  The Company’s capital expenditure programs through 2009 are expected to be funded primarily by cash flows from operations and financings.  The Company’s Trunkline LNG terminal infrastructure enhancement project, with a current estimated construction cost of approximately $430 million, plus capitalized interest, is still expected to be placed into operation in the third quarter of 2009.  Also see Part I, Item 1. Financial Statements (Unaudited), Note 12 – Commitments and Contingencies – Other Commitments and Contingencies – 2008 Hurricane Damage for a discussion related to the Company’s capital expenditure obligations resulting from damages incurred from hurricanes in the third quarter of 2008.

Potential Sea Robin Impairment.  Sea Robin, comprised primarily of offshore facilities, suffered damage related to several platforms and gathering pipelines from Hurricane Ike.  See Part I, Item 1. Financial Statements (Unaudited), Note 2 – New Accounting Principles and Other Matters – Other Matters for information related to the Company’s analysis of the Sea Robin assets for impairment as of June 30, 2009.  The Company currently estimates $130 million of the approximately $180 million total estimated capital replacement and retirement expenditures to replace property and equipment damaged by Hurricane Ike are related to Sea Robin.  This estimate is subject to further revision as the damage assessment is ongoing as not all of Sea Robin’s facilities are back in service. The Company anticipates reimbursement from its property insurance carrier for its damages in excess of its $10 million deductible, except for certain expenditures not reimbursable under the insurance policy terms.  See Part I, Item 1. Financial Statements (Unaudited), Note 12 – Commitments and Contingencies – Other Commitments and Contingencies – 2008 Hurricane Damage for additional related information.  To the extent the Company’s capital expenditures are not recovered through insurance proceeds, its net investment in Sea Robin’s property and equipment would increase without necessarily generating additional revenues unless the incremental costs are recovered through future rate proceedings.  If the amount of Sea Robin’s insurance reimbursements are significantly reduced from the currently estimated 63 percent payout limit amount or it experiences other adverse developments incrementally impacting the Company’s related net investment or anticipated future cash flows that are not remedied through rate proceedings, the Company could potentially be required to record an impairment of its net investment in Sea Robin.

Financing activities.  Financing activities used cash flows of $140.5 million in the six months ended June 30, 2009 and provided cash flows of $223.8 million in the same period in 2008.  The $364.3 million increase in net financing cash outflows was primarily due to a decrease in net debt issuances of $192.8 million, a $128.5 million increase in payments under the Company’s revolving credit facilities and $100 million of cash received by the Company from the issuances of common stock in the 2008 period, partially offset by a $48.6 million cash outflow in the 2008 period for the purchase of 191,884 shares of the Company’s Preferred Stock.

Retirement of Debt Obligations

The Company repaid its $60.6 million 6.50% Senior Notes which matured in July 2009 using a portion of the proceeds from the $150 million 8.125% Senior Notes.  The Company also prepaid the $150 million Short-Term Facility in July 2009 using borrowings under its Credit Facilities, in anticipation of closing on the 2009 Term Loan, which occurred on August 5, 2009.  The Company has $100 million 6.089% Senior Notes maturing in February 2010 and $40.5 million 8.25% Senior Notes maturing in April 2010, which the Company may choose to retire upon maturity by utilizing some combination of cash flows from operations, draw downs under existing Credit Facilities and altering the timing of controllable cash flows, among other things.  The Company believes that it will have sufficient liquidity under its Credit Facilities to redeem the total $140.5 million of debt coming due in 2010.

Credit Facilities

The Company has $420 million available under its committed credit facilities.  As of August 5, 2009, there was a balance of $110 million outstanding under the Company’s credit facilities, with an effective interest rate of 0.89 percent.

Credit Ratings. On August 4, 2009, Fitch Ratings lowered the ratings on Panhandle’s debt from BBB to BBB-.  Southern Union’s ratings were affirmed at BBB-.  Currently, both Southern Union’s and Panhandle’s debt are rated Baa3 by Moody's Investor Services, Inc. and BBB- by Standard & Poor's. The Company is not party to any lending agreement that would accelerate the maturity date of any obligation due to a failure to maintain any specific credit rating, nor would a reduction in any credit rating, by itself, cause an event of default under any of the Company’s lending agreements.  However, if its current credit ratings are downgraded below investment grade or if there are times when it is placed on "credit watch," both borrowing costs and the costs of maintaining certain contractual relationships could increase. Lower credit ratings could also adversely affect relationships with state regulators, who may be unwilling to allow the Company to pass along increased debt service costs to natural gas customers.

For additional related information, see Part 1, Item 1. Financial Statements (Unaudited), Note 10 – Derivative Instruments and Hedging Activities – Derivative Instrument Contingent Features.

OTHER MATTERS

Contingencies

See Part I, Item 1.  Financial Statements (Unaudited), Note 12 – Commitments and Contingencies, in this Quarterly Report on Form 10-Q.

Recently Issued Accounting Standards

See Part I, Item 1.  Financial Statements (Unaudited), Note 2 – New Accounting Principles, in this Quarterly Report on Form 10-Q.

 Inflation

The Company believes that inflation has caused, and may continue to cause, increases in certain operating expenses, and will continue to require higher capital replacement and construction costs.  In the Transportation and Storage and Distribution segments, the Company continually reviews the adequacy of its rates in relation to such increasing cost of providing services, the inherent regulatory lag experienced in adjusting its rates and the rates it is actually able to charge in its markets.

Matters Impacting the Company’s Unconsolidated Investment in Citrus

Florida Power & Light Company (FPL), a Florida Gas customer, filed a proposal with the Florida Public Service Commission (FPSC) in April 2009 for construction of a 300-mile Florida EnergySecure intrastate pipeline from Bradford County to Palm Beach County, Florida.  Such project could adversely impact Florida Gas’ ultimate contract terms for the remaining uncommitted Phase VIII Expansion transportation capacity and Florida Gas’ future growth opportunities in Florida.

Florida Gas intervened in the FPSC proceeding to oppose approval of the Florida EnergySecure intrastate pipeline, and Florida Gas representatives offered testimony in hearings before the FPSC on July 27-28, 2009.  A ruling by the FPSC is expected in September 2009.

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

Potential Green House Gas (GHG) Emissions Legislation

Various legislative and regulatory bodies have proposed or implemented measures addressing GHG emissions at both the federal and state levels including bills pending in Congress that would regulate GHG emissions through a cap-and-trade system under which emitters would be required to buy allowances for offsets of emissions of GHG. GHG regulation could increase the price of natural gas, restrict the use of natural gas, adversely affect the ability to operate our natural gas facilities and/or reduce natural gas demand.  Although additional GHG regulation is likely, it is too early to predict how such regulation will affect our business, operations or financial results.

Rate Matters

Trunkline LNG Cost and Revenue Study.  On July 1, 2009, Trunkline LNG filed a Cost and Revenue Study in compliance with FERC orders with respect to the prior Trunkline LNG facility expansions completed in 2006.  BG LNG Services, LLC (BGLS) filed a motion to intervene and protest on July 14, 2009.  Due to the negotiated rate provisions of the contracts with BGLS, extending through the end of 2015, the Company believes that the final disposition of these Cost and Revenue Study proceedings will not have an impact on Trunkline LNG’s revenues through the end of 2015.

Florida Gas Rate Filing.  Pursuant to its last rate case settlement effective March 2005, Florida Gas is required to file a new rate case with FERC on or before October 1, 2009.  Florida Gas currently expects to file the rate case on October 1, 2009, with new rates expected to go into effect on April 1, 2010, subject to refund.

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

The Company had approximately $34.7 million of interest rate swap fair value liabilities at June 30, 2009 that were measured using significant unobservable inputs.  Although the Company does not have sufficient corroborative market evidence to support classifying these level 3 liabilities within level 2, the Company does not utilize significant unobservable inputs that are based on its own internal assumptions within these level 3 liabilities.  Rather, the Company utilizes composite yield curves developed by the bank counterparty in determining the period-end fair value of its interest rate swaps.  For additional related information, See Part I, Item 1.  Financial Statements (Unaudited), Note 11 – Fair Value Measurement, in this Quarterly Report on Form 10-Q.

Interest Rate Risk

The Company is subject to the risk of loss associated with movements in market interest rates.  The Company manages this risk through the use of fixed-rate debt, floating-rate debt and interest rate swaps.  Fixed-rate swaps are used to reduce the risk of increased interest costs during periods of rising interest rates.  Floating-rate swaps are used to convert the fixed rates of long-term borrowings into short-term variable rates.  At June 30, 2009, the interest rate on 90 percent of the Company’s long-term debt was fixed after considering the impact of interest rate swaps.  At June 30, 2009, $17 million is included in Derivative instruments – liabilities, and $17.7 million is included in Deferred credits in the unaudited interim Condensed Consolidated Balance Sheet related to the fixed-rate interest rate swaps on the $455 million Term Loan due 2012.

At June 30, 2009, a 100 basis point move in the annual interest rate on all outstanding floating-rate long-term and short-term debt would increase the Company’s interest payments by approximately $425,000 for each month during which such increase continued.  If interest rates changed significantly, the Company would take actions to manage its exposure to the change.  No change has been assumed, as a specific action and the possible effects are uncertain.

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

The change in exposure to loss in earnings and cash flow related to interest rate risk for the six-month period ended June 30, 2009 is not material to the Company.

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

To manage its commodity price risk related to natural gas and NGL, the Company may use a combination of natural gas puts, price swaps and basis swaps, NGL processing spread puts and swaps’ and other exchange-traded futures and options.  These derivative instruments allow the Company to preserve value and protect margins because changes in the value of the derivative instruments are highly effective in offsetting changes in physical market commodity prices and reducing basis risk.  Basis risk exists primarily due to price differentials between cash market delivery locations and futures contract delivery locations.

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

The following table summarizes SUGS' principal commodity derivative instruments as of June 30, 2009 (all instruments are settled monthly), which were developed based upon operating conditions and expected equity (Company-owned) natural gas and NGL sales volumes.

		Average			Fair Value
		Fixed Price	Volumes (MMBtu/d)		of Assets
Instrument Type	Index	(per MMBtu)	2009 (3)	2010 (3)	(Liabilities) (4)
					(In thousands)
Natural Gas - Cash Flow Hedges (1)
Receive-fixed swap	Gas Daily - Waha	$6.69	22,100	-	$11,820
Receive-fixed swap	Gas Daily - Waha	$5.42	-	13,812	(450)
Receive-fixed swap	Gas Daily - El Paso Permian	$6.69	17,900	-	9,574
Receive-fixed swap	Gas Daily - El Paso Permian	$5.42	-	11,188	(365)
		Total	40,000	25,000	$20,579

Processing Spread - Economic Hedges (2)
Receive-fixed swap	Gas Daily - Waha (natural gas)
	OPIS - Mt. Belvieu (NGL)	$7.18	19,337	-	$5,163
Receive-fixed swap	Gas Daily - El Paso Permian (natural gas)
	OPIS - Mt. Belvieu (NGL)	$7.18	15,663	-	4,182
		Total	35,000	-	$9,345

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

(3)	All volumes are applicable to the period July 1, 2009 to December 31, 2009 or January 1, 2010 to December 31, 2010 as applicable.
(4)
See Part I, Item 1. Financial Statements (Unaudited), Note 10 – Derivative Instruments and Hedging Activities – Commodity Contracts – Gathering and Processing Segment for additional information on derivatives entered into in 2009.

At June 30, 2009, excluding the effects of hedging and assuming normal operating conditions, the Company estimates that a change in price of $0.01 per gallon of NGL and $0.10 per MMBtu of natural gas would impact annual gross margin by approximately $1.7 million and $250,000, respectively.  Such commodity price risk estimates do not include any effect on demand for the Company’s services that may be caused by, or arise in conjunction with, price changes.  For example, a change in the gross processing spread may cause some ethane to be sold in the natural gas stream, impacting gathering and processing margins, natural gas deliveries and NGL volumes shipped.

Transportation and Storage Segment.  The Company is exposed to some commodity price risk with respect to natural gas used in operations by its interstate pipelines.  Specifically, the pipelines receive natural gas from customers for use in operating compression to move the customers’ gas.  Additionally, the pipelines may have to settle system imbalances when customers’ actual receipts and deliveries do not match.  When the amount of natural gas utilized in operations by the pipelines differs from the amounts provided by customers, the pipelines may use natural gas from inventory or may have to buy or sell natural gas to cover these or other operational needs, resulting in commodity price risk exposure to the Company.  In addition, there is other indirect exposure to the extent commodity price changes affect customer demand for and utilization of transportation and storage services provided by the Company.  At June 30, 2009, there were no hedges in place in respect to natural gas price risk associated with the Company’s interstate pipeline operations.

Distribution Segment.  The Company enters into pay-fixed natural gas price swaps to mitigate price volatility of purchased natural gas passed through to customers in the Distribution segment. The cost of the derivative products and the settlement of the respective obligations are recorded through the gas purchase adjustment clause as authorized by the applicable regulatory authority and therefore do not impact earnings. The fair values of the contracts are recorded as an adjustment to a regulatory asset or liability in the unaudited interim Condensed Consolidated Balance Sheet.  As of June 30, 2009 and December 31, 2008, the fair values of the contracts, which expire at various times through June 2011, are included in the unaudited interim Condensed Consolidated Balance Sheet as liabilities, with matching adjustments to deferred cost of gas of $71 million and $92.7 million, respectively.

ITEM 4.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Southern Union has established disclosure controls and procedures to ensure that information required to be disclosed by the Company, including consolidated entities, in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  The Company performed an evaluation under the supervision and with the participation of management, including its CEO and CFO, and with the participation of personnel from its Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on that evaluation, Southern Union’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Controls.

Management’s assessment of internal control over financial reporting as of December 31, 2008 was included in Southern Union’s Annual Report on Form 10-K filed on February 26, 2009.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings.

Southern Union is a party to or has property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in Part I, Item 1. Financial Statements (Unaudited), Note 12 – Commitments and Contingencies, in this Quarterly Report on Form 10-Q and in the Item 8.  Financial Statements and Supplementary Data, Note 18 – Commitments and Contingencies, information included in the Company’s Form 10-K for the year ended December 31, 2008.

Southern Union is subject to federal and state requirements for the protection of the environment, including those for the discharge of hazardous materials and remediation of contaminated sites.  As a result, Southern Union is a party to or has its property subject to various other lawsuits or proceedings involving environmental protection matters.  For information regarding these matters, see Part I, Item 1. Financial Statements (Unaudited), Note 12 – Commitments and Contingencies, in this Quarterly Report on Form 10-Q and in the Item 8.  Financial Statements and Supplementary Data, Note 18 – Commitments and Contingencies, information included in the Company’s Form 10-K for the year ended December 31, 2008.

ITEM 1A.  Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2008 filed with the SEC on February 26, 2009.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases during the three months ended June 30, 2009 made by Southern Union or any “affiliated purchaser” of Southern Union (as defined in Rule 10b-18(a)(3)) of equity securities that are registered pursuant to Section 12 of the Exchange Act.

	Total Number of	Average Price
Period	Shares Purchased (1)	Paid per Share
April 1, 2009 through April 30, 2009	6,081	$15.59
May 1, 2009 through May 31, 2009	49	16.35
June 1, 2009 through June 30, 2009	5,372	16.67
Total	11,502	$16.10
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

ITEM 3.  Defaults Upon Senior Securities.

N/A

ITEM 4.  Submission of Matters to a Vote of Security Holders.

On May 28, 2009, Southern Union held its Annual Meeting of Stockholders. Each of the proposals submitted to a shareholder vote received the votes necessary for approval.  The following matters were voted on by Southern Union’s shareholders:

(I)  A proposal to elect eleven directors to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified.

Nominee	Total Votes For	Total Votes Withheld
Michal Barzuza	114,012,697	4,145,438
Stephen C. Beasley	103,695,033	14,463,102
David L. Brodsky	108,207,174	9,950,961
Frank W. Denius	113,273,089	4,885,046
Michael J. Egan	103,680,665	14,477,470
Kurt A. Gitter, MD	113,389,651	4,768,484
Herbert H. Jacobi	114,041,331	4,116,804
George L. Lindemann	111,918,574	6,239,561
Thomas N. McCarter, III	108,446,846	9,711,289
George Rountree, III	107,294,564	10,863,571
Allan D. Scherer	108,107,103	10,051,032

(II)  A proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009.

For	116,958,327
Against	1,118,013
Abstain	81,795
Non-votes	0

(III)  A proposal to approve the adoption of the Company’s third amended and restated 2003 stock and incentive plan.

For	86,887,411
Against	19,741,721
Abstain	239,152
Non-votes	11,289,851

ITEM 5.  Other Information.

All information required to be reported on Form 8-K for the quarter ended June 30, 2009 was appropriately reported.

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

4(b)
Indenture between The Bank of New York Mellon Trust Company, N.A., as successor to Chase Manhattan Bank, N.A., as trustee, and Southern Union Company dated January 31, 1994.  (Filed as Exhibit 4.1 to Southern Union's Current Report on Form 8-K dated February 15, 1994 and incorporated herein by reference.)

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

4(e)
Form of Supplemental Indenture No. 1, dated June 11, 2003, between Southern Union Company and The Bank of New York Mellon Trust Company, N.A., as successor to JP Morgan Chase Bank (formerly the Chase Manhattan Bank, National Association). (Filed as Exhibit 4.5 to Southern Union’s Form 8-A/A dated June 20, 2003 and incorporated herein by reference.)

4(f)
Supplemental Indenture No. 2, dated February 11, 2005, between Southern Union Company and The Bank of New York Mellon Trust Company, N.A., as successor to JP Morgan Chase Bank, N.A. (f/n/a JP Morgan Chase Bank). (Filed as Exhibit 4.4 to Southern Union’s Form 8-A/A dated February 22, 2005 and incorporated herein by reference.)

4(g)
Subordinated Debt Securities Indenture between Southern Union Company and The Bank of New York Mellon Trust Company, N.A., as successor to JP Morgan Chase Bank (as successor to The Chase Manhattan Bank, N.A.), as Trustee. (Filed as Exhibit 4-G to Southern Union’s Registration Statement on Form S-3 (No. 33-58297) and incorporated herein by reference.)

4(h)
Second Supplemental Indenture, dated October 23, 2006, between Southern Union Company and The Bank of New York Mellon Trust Company, N.A., successor to JP Morgan Chase Bank, N.A., formerly known as JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association).  (Filed as Exhibit 4.1 to Southern Union’s Form 8-K/A dated October 24, 2006 and incorporated herein by reference.)

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

10(a)
Settlement Agreement, dated as of March 5, 2009, among the Company, Sandell Asset Management Corp., Castlerigg Master Investment Ltd., Castlerigg International Limited and Castlerigg International Holdings Limited.  (Filed as Exhibit 10.1 to Southern Union’s Current Report on Form 8-K filed on March 5, 2009 and incorporated herein by reference.)

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

10(h)
Form of Indemnification Agreement between Southern Union Company and each of the Directors of Southern Union Company and certain senior executive officers.  (Filed as Exhibit 10(g) to Southern Union’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

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
Form of Change in Control Severance Agreement, between Southern Union Company and certain Executives. (Filed as Exhibit 10.2 to Southern Union’s Current Report on Form 8-K filed on August 28, 2008 and incorporated herein by reference.) *

10(y)      Capital Stock Agreement dated June 30, 1986, as amended April 3, 2000 ("Agreement"), among El Paso Energy Corporation (as successor in interest to Sonat, Inc.);
       CrossCountry Energy, LLC (assignee of Enron Corp., which is the successor in interest to InterNorth, Inc. by virtue of a name change and successor in interest to Houston
    Natural Gas Corporation by virtue of a merger) and Citrus Corp. (Filed as Exhibit 10(t) to Southern Union Company’s Annual Report on Form 10-K for the year ended December
        31, 2008 and incorporated herein by reference.)

10(z)       Certificate of Incorporation of Citrus Corp.  (Filed as Exhibit 10(q) to Southern Union’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.)

10(aa)     By-Laws of Citrus Corp., filed herewith.  (Filed as Exhibit 10(r) to Southern Union’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.)

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

SOUTHERN UNION COMPANY
(Registrant)

Date: August 6, 2009	By /s/ GEORGE E. ALDRICH
George E. Aldrich Senior Vice President and Controller (authorized officer and principal accounting officer)