Form 10-Q
period 2009-09-30
SOUTHERN UNION CO
filed 2009-11-05
CIK 203248

    UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
____________________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended

September 30, 2009

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
Yes       No  ✓

The number of shares of the registrant's Common Stock outstanding on October 30, 2009 was 124,070,367.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
FORM 10-Q
September 30, 2009

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
Grey Ranch                             Grey Ranch Plant, LP
IFERC                                       Inside FERC
IRS                                            Internal Revenue Service
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
NYMEX                                   New York Mercantile Exchange
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
TBtu                                         Trillion British thermal units
TCEQ                                        Texas Commission on Environmental Quality
Trunkline                                 Trunkline Gas Company, LLC
Trunkline LNG                        Trunkline LNG Company, LLC

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)

Operating revenues (Note 13)	$438,451	$657,283	$1,575,339	$2,343,036

Operating expenses:
Cost of gas and other energy	165,029	361,970	737,008	1,431,171
Operating, maintenance and general	113,270	131,076	358,486	356,265
Depreciation and amortization	53,486	50,049	159,316	147,993
Revenue-related taxes	3,560	4,736	25,582	29,660
Taxes, other than on income and revenues	12,931	12,172	40,411	36,835
Total operating expenses	348,276	560,003	1,320,803	2,001,924

Operating income	90,175	97,280	254,536	341,112

Other income (expenses):
Interest expense	(50,234)	(53,232)	(146,969)	(154,536)
Earnings from unconsolidated investments	24,421	21,624	63,688	59,451
Other, net	2,277	769	8,371	1,827
Total other income (expenses), net	(23,536)	(30,839)	(74,910)	(93,258)

Earnings before income taxes	66,639	66,441	179,626	247,854

Federal and state income tax expense (Note 9)	19,720	19,665	53,170	75,260

Net earnings	46,919	46,776	126,456	172,594

Preferred stock dividends	(2,171)	(2,264)	(6,512)	(10,041)

Loss on extinguishment of preferred stock	-	(2,036)	-	(4,031)

Net earnings available for common stockholders	$44,748	$42,476	$119,944	$158,522

Net earnings available for common stockholders per share:
Basic	$0.36	$0.34	$0.97	$1.29
Diluted	0.36	0.34	0.97	1.28

Dividends declared on common stock per share	$0.15	$0.15	$0.45	$0.45

Weighted average shares outstanding (Note 4):
Basic	124,057	123,975	124,050	123,264
Diluted	124,568	124,205	124,273	123,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS

	September 30,	December 31,
	2009	2008
	(In thousands)
Current assets:
Cash and cash equivalents	$7,037	$4,318
Accounts receivable, net of allowances of
$6,939 and $6,003, respectively	163,721	327,358
Accounts receivable – affiliates	9,142	14,743
Inventories (Note 3)	235,672	337,858
Deferred gas purchases	81,977	64,330
Gas imbalances - receivable	127,306	174,100
Derivative instruments (Notes 10 and 11)	11,146	91,423
Prepayments and other assets	19,227	18,226
Total current assets	655,228	1,032,356

Property, plant and equipment:
Plant in service	6,156,523	5,980,297
Construction work in progress	556,345	451,359
	6,712,868	6,431,656
Less accumulated depreciation and amortization	(1,131,023)	(974,651)
Net property, plant and equipment	5,581,845	5,457,005

Deferred charges:
Regulatory assets	70,910	69,554
Deferred charges	61,187	59,958
Total deferred charges	132,097	129,512

Unconsolidated investments (Note 5)	1,319,644	1,259,270

Goodwill	89,227	89,227

Other	26,758	30,537

Total assets	$7,804,799	$7,997,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

STOCKHOLDERS' EQUITY AND LIABILITIES

	September 30,	December 31,
	2009	2008
	(In thousands)
Stockholders’ equity:
Common stock, $1 par value; 200,000 shares authorized;
125,188 and 125,122 shares issued, respectively	$125,188	$125,122
Preferred stock, no par value; 6,000 shares authorized;
460 and 460 shares issued, respectively	115,000	115,000
Premium on capital stock	1,899,136	1,893,975
Less treasury stock: 1,124 and 1,120
shares, respectively, at cost	(28,071)	(28,004)
Less common stock held in trust: 650
and 663 shares, respectively	(11,583)	(11,908)
Deferred compensation plans	11,583	11,908
Accumulated other comprehensive loss	(66,711)	(51,423)
Retained earnings	377,402	313,282
Total stockholders' equity	2,421,944	2,367,952

Long-term debt obligations (Note 7)	3,419,870	3,257,434

Total capitalization	5,841,814	5,625,386

Current liabilities:
Long-term debt due within one year (Note 7)	140,500	60,623
Notes payable	80,000	401,459
Accounts payable and accrued liabilities	190,161	246,884
Federal, state and local taxes payable	13,352	54,027
Accrued interest	59,143	41,141
Gas imbalances - payable	241,658	341,987
Derivative instruments (Notes 10 and 11)	65,371	77,554
Other	111,938	128,190
Total current liabilities	902,123	1,351,865

Deferred credits	227,341	298,106

Accumulated deferred income taxes	833,521	722,550

Commitments and contingencies (Note 12)

Total stockholders' equity and liabilities	$7,804,799	$7,997,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Cash flows provided by (used in) operating activities:
Net earnings	$126,456	$172,594
Adjustments to reconcile net earnings to net cash flows
provided by operating activities:
Depreciation and amortization	159,316	147,993
Deferred income taxes	93,856	68,871
Unrealized loss on commodity derivatives	5,597	5,387
Earnings from unconsolidated investments, adjusted
for cash distributions	(63,688)	(18,701)
Provision for bad debts	14,088	18,344
Share-based compensation expense	5,537	4,611
Loss on assets	5,491	368
Changes in operating assets and liabilities	117,760	(26,025)
Net cash flows provided by operating activities	464,413	373,442
Cash flows used in investing activities:
Additions to property, plant and equipment	(316,880)	(482,121)
Plant retirements and other	(2,542)	16,581
Net cash flows used in investing activities	(319,422)	(465,540)
Cash flows provided by (used in) financing activities:
Increase (decrease) in book overdraft	3,869	(9,110)
Issuance cost of debt	(3,938)	(4,145)
Issuance of common stock	-	100,000
Issuance of long-term debt	302,582	400,860
Dividends paid on preferred stock	(6,512)	(12,118)
Dividends paid on common stock	(55,814)	(55,185)
Extinguishment of preferred stock	-	(110,905)
Repayment of long-term debt obligation	(60,623)	(476,829)
Net change in revolving credit facilities and short-term debt	(321,459)	254,246
Other	(377)	2,654
Net cash flows provided by (used in) financing activities	(142,272)	89,468
Change in cash and cash equivalents	2,719	(2,630)
Cash and cash equivalents at beginning of period	4,318	5,690
Cash and cash equivalents at end of period	$7,037	$3,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)

	Common	Preferred	Premium		Common	Deferred	Accumulated		Total
	Stock,	Stock,	on	Treasury	Stock	Compen-	Other		Stock-
	$1 Par	No Par	Capital	Stock,	Held	sation	Comprehensive	Retained	holders'
	Value	Value	Stock	at cost	In Trust	Plans	Loss	Earnings	Equity
	(In thousands)

Balance December 31, 2008	$125,122	$115,000	$1,893,975	$(28,004)	$(11,908)	$11,908	$(51,423)	$313,282	$2,367,952
Comprehensive income:
Net earnings	-	-	-	-	-	-	-	126,456	126,456
Net change in other
comprehensive income (Note 6)	-	-	-	-	-	-	(15,288)	-	(15,288)
Comprehensive income									111,168
Preferred stock dividends	-	-	-	-	-	-	-	(6,512)	(6,512)
Common stock dividends declared	-	-	-	-	-	-	-	(55,824)	(55,824)
Share-based compensation	-	-	5,537	-	-	-	-	-	5,537
Restricted stock issuances	59	-	(493)	(67)	-	-	-	-	(501)
Exercise of stock options	7	-	117	-	-	-	-	-	124
Contributions to Trust	-	-	-	-	(820)	820	-	-	-
Disbursements from Trust	-	-	-	-	1,145	(1,145)	-	-	-
Balance September 30, 2009	$125,188	$115,000	$1,899,136	$(28,071)	$(11,583)	$11,583	$(66,711)	$377,402	$2,421,944

The Company’s common stock is $1 par value.  Therefore, the change in Common Stock, $1 par value, is equivalent to the change in the number of shares of common stock issued.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q.  These statements do not include all of the information and annual note disclosures required by GAAP, and should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2008, which are included in the Company’s Form 10-K filed with the SEC.  The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and reflect adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim period.  The Company evaluated subsequent events through November 5, 2009, the date on which this Quarterly Report on Form 10-Q was issued. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  Due to the seasonal nature of the Company’s operations, the results of operations and cash flows for any interim period are not necessarily indicative of the results that may be expected for the full year.  Certain reclassifications have been made to the prior year’s condensed financial statements to conform to the current year presentation.

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

2. New Accounting Principles and Other Matters

Accounting Principles Recently Adopted.

The FASB Accounting Standards Codification (Codification) became effective on July 1, 2009, officially becoming the single source of authoritative nongovernmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. Only one level of authoritative GAAP now exists. All other accounting literature is considered non-authoritative. The Codification reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included in the Codification is relevant SEC guidance organized using the same topical structure in separate sections within the Codification. The Codification is effective for financial statements that cover interim and annual periods ending after September 15, 2009.  The Company’s financial statements have only been impacted to the extent that all references to authoritative accounting literature have been referenced in accordance with the Codification.

In March 2008, the FASB issued authoritative guidance relating to disclosures about derivative instruments and hedging activities, which requires additional disclosures to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The guidance is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted.  See Note 10 – Derivative Instruments and Hedging Activities, which reflects the disclosure required by this guidance.

In June 2009, the FASB issued authoritative guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. This guidance establishes (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for interim or annual financial periods ending after June 15, 2009.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In April 2009, the FASB issued authoritative guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly.  The provisions of the guidance are applied prospectively and are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company early adopted the guidance in the first quarter of 2009, the impact of which was not material to the Company’s consolidated financial statements.

In April 2009, the FASB issued authoritative guidance that requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The provisions of the guidance are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company early adopted the guidance in the first quarter of 2009, resulting in the disclosure of certain fair value information associated with the Company’s debt obligations.  See Note 7 – Debt Obligations for the related information.

Accounting Principles Not Yet Adopted.

In December 2008, the FASB issued authoritative guidance relating to an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan.  The provisions of the guidance are effective for fiscal years ending after December 15, 2009.  The Company is currently evaluating the impact of this guidance on its consolidated financial statements, which will be required to be included in the Company’s Annual Report on Form 10-K for the year ending December 31, 2009.

In June 2009, the FASB issued authoritative guidance that changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly affect the entity’s economic performance.  The guidance is effective as of the beginning of the first annual reporting period, and for interim periods within that first period, after November 15, 2009, with early adoption prohibited.  The Company does not expect this guidance to materially impact its consolidated financial statements.

In August 2009, the FASB issued authoritative guidance regarding the fair value measurement of liabilities that clarifies the valuation techniques required in circumstances in which a quoted price in an active market for the identical liability is not available.  The guidance is effective in the first interim or annual reporting period following issuance.  The Company does not expect this guidance to materially impact its consolidated financial statements.

In September 2009, the FASB issued authoritative guidance regarding the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent) and requires disclosure by major category of investment about the attributes of applicable investments.  The guidance is effective for interim and annual reporting periods ending after December 15, 2009, with early adoption permitted.  The Company does not expect this guidance to materially impact its consolidated financial statements.

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

A long-lived asset is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  The long-lived assets of Sea Robin were evaluated as of December 31, 2008 and September 30, 2009 because indicators of potential impairment were evident primarily due to the impacts associated with Hurricane Ike and due to reductions in the estimated payout from the Company’s insurance carrier for reimbursable expenditures for the repair, retirement or replacement of the Company’s property, plant and equipment damaged by Hurricane Ike, which is more fully discussed in Note 12 – Commitments and Contingencies – Other Commitments and Contingencies – 2008 Hurricane Damage.  Based upon the Company’s analysis, no impairment of the carrying value of the Sea Robin assets has occurred at this time.

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

The components of inventory at the dates indicated are as follows:

	Transportation & Storage	Gathering & Processing	Distribution	Total
At September 30, 2009	(In thousands)
Current
Natural gas held for operations (1)	$121,509	$-	$-	$121,509
Materials and supplies	16,108	9,631	3,980	29,719
NGL (2)	-	717	-	717
Natural gas in underground storage (3)	-	-	83,727	83,727
Total Current	137,617	10,348	87,707	235,672

Non-Current
Natural gas held for operations (1)	13,651	-	-	13,651

	$151,268	$10,348	$87,707	$249,323

At December 31, 2008
Current
Natural gas held for operations (1)	$182,547	$-	$-	$182,547
Materials and supplies	14,056	9,278	4,488	27,822
NGL (2)	-	8,521	-	8,521
Natural gas in underground storage (3)	-	-	118,968	118,968
Total Current	196,603	17,799	123,456	337,858

Non-Current
Natural gas held for operations (1)	17,687	-	-	17,687

	$214,290	$17,799	$123,456	$355,545
____________________
(1)	Natural gas volumes held for operations at September 30, 2009 and December 31, 2008 were 24,555,000 MMBtu and 31,751,000 MMBtu, respectively.
(2)	NGL at September 30, 2009 and December 31, 2008 was 1,449,000 gallons and 20,453,000 gallons, respectively.
(3)	Natural gas volumes in underground storage at September 30, 2009 and December 31, 2008 were 17,712,000 MMBtu and 12,702,000 MMBtu, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)

Weighted average shares outstanding - Basic	124,057	123,975	124,050	123,264
Add assumed vesting of restricted stock	88	29	61	14
Add assumed exercise of stock options and SARs	423	201	162	245
Weighted average shares outstanding - Diluted	124,568	124,205	124,273	123,523

The table below includes information related to stock options and SARs that were outstanding but have been excluded from the computation of weighted-average stock options due to the exercise price exceeding the weighted-average market price of the Company’s common shares.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)

Options excluded	1,287	717	1,625	717
Exercise price of options excluded	$22.68 - $28.48	$28.48	$16.83 - $28.48	$28.48
SARs excluded	386	416	386	416
Exercise price ranges of SARs excluded	$28.07 - $28.48	$28.07 - $28.48	$28.07 - $28.48	$28.07 - $28.48
Weighted-average market price	$19.47	$24.91	$16.61	$25.67

5. Unconsolidated Investments

A summary of the Company’s unconsolidated equity investments at the dates indicated is as follows:

	September 30,	December 31,
Unconsolidated Investments	2009	2008
	(In thousands)
Equity investments:
Citrus	$1,296,046	$1,238,198
Other	23,598	21,072
	$1,319,644	$1,259,270

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Equity Investments.  Unconsolidated investments at September 30, 2009 and December 31, 2008 included the Company’s 50 percent, 50 percent, 29 percent and 49.9 percent investments in Citrus, Grey Ranch, Lee 8 Partnership and PEI II, LLC, respectively.  The Company accounts for these investments using the equity method.  The Company’s share of net earnings or loss from these equity investments is recorded in Earnings from unconsolidated investments in the unaudited interim Condensed Consolidated Statement of Operations.

Summarized financial information for the Company’s equity investments is as follows:

	Three Months Ended September 30,
	2009		2008
	Citrus	Other	Citrus	Other
	(In thousands)

Revenues	$141,083	$5,548	$139,513	$2,593
Operating income	81,599	3,842	81,080	(320)
Net earnings	40,325	3,801	38,609	(642)

	Nine Months Ended September 30,
	2009		2008
	Citrus	Other	Citrus	Other
	(In thousands)

Revenues	$389,306	$14,655	$386,738	$10,603
Operating income	214,142	7,762	218,017	1,637
Net earnings	104,839	7,632	102,246	534

Citrus.

Dividends.  Citrus did not pay dividends to the Company during the nine-month period ended September 30, 2009.  In the three- and nine-month periods ended September 30, 2008, Citrus paid dividends of nil and $40.8 million, respectively, to the Company.

Phase VIII Expansion.  Florida Gas, a wholly-owned subsidiary of Citrus, filed a certificate application on October 31, 2008 with FERC to construct an expansion to increase its natural gas capacity into Florida by approximately 820 MMcf/d (Phase VIII Expansion).  The proposed Phase VIII Expansion includes construction of approximately 500 miles of large diameter pipeline and the installation of approximately 200,000 horsepower of compression.  Pending FERC approval, which is expected in the fourth quarter of 2009, Florida Gas anticipates an in-service date during 2011, at a currently estimated cost of $2.4 billion, including capitalized equity and debt costs.  To date, Florida Gas has entered into precedent agreements with shippers for transportation services for 25-year terms accounting for approximately 74 percent of the available expansion capacity which, depending on elections by one of the shippers, may increase to 83 percent of such capacity.

Florida Gas Debt Issuance.  In May 2009, Florida Gas issued $600 million of 7.90 percent senior notes due May 15, 2019 with an offering price of $99.82 (per $100 principal).  Florida Gas will use the net proceeds to partially fund the Phase VIII Expansion project and for general corporate purposes.

Citrus Construction and Term Loan.  The $500 million construction and term loan, with an interest rate based upon LIBOR plus a margin of 5.35 percent, was converted to a fixed interest rate of 9.393 percent on October 8, 2009.  Interest will be payable in semi-annual installments over the next five years.  The required semi-annual payments will begin to include principal in payments beginning five and one-half years after conversion, and the loan has a final balloon maturity of $300 million in principal on October 8, 2029.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Citrus Swap Rate Lock Agreements.  In July 2009, Citrus entered into a series of forward starting swap rate lock agreements (Swap Rate Lock Agreements) with a total notional amount of $175 million with regard to the expected conversion of the $500 million construction and term loan.  The Swap Rate Lock Agreements were designed to hedge against the potential changes in future cash flows payable under the $500 million construction and term loan upon its conversion to a twenty-year fixed-rate term loan, which occurred on October 8, 2009.  The Swap Rate Lock Agreements were settled by Citrus on October 8, 2009 for a loss of $9.2 million.

Florida Gas Rate Filing.  Florida Gas filed a rate case with FERC on October 1, 2009, reflecting a $107 million increase in its annual cost of service as compared to its prior rate case settlement, including certain amounts already in current rates for subsequent expansions and amounts previously collected via surcharges.  The new rates will go into effect no later than April 1, 2010, subject to refund.

Florida Gas Pipeline Relocation Costs.  The FDOT/FTE has various turnpike/State Road 91 widening projects that have impacted or may, over time, impact one or more of Florida Gas’ mainline pipelines located in FDOT/FTE rights-of-way.  A dispute exists with the FDOT/FTE over the rights of Florida Gas under certain easements and other agreements associated with the State Road 91 projects to, among other matters, receive reimbursement for the relocation costs incurred by Florida Gas and the nature and scope of such easements.  The first phase of the State Road 91 projects included replacement of approximately 11.3 miles of the existing 18- and 24-inch pipelines in Broward County, Florida due to the widening of State Road 91 by the FDOT/FTE.  Construction is complete and the new facilities were placed in service in March 2008. The FDOT/FTE plans additional projects that may affect Florida Gas’ pipelines within FDOT/FTE rights-of-way.  The total miles of pipe that may ultimately be affected by all of the FDOT/FTE widening projects, and any associated relocation and/or rights-of-way costs, cannot be determined at this time.

The various FDOT/FTE projects are the subject of state court litigation.  In January 2007, Florida Gas filed a complaint against FDOT/FTE in the Seventeenth Judicial Circuit, Broward County, Florida, to seek relief for three specific sets of FDOT/FTE widening projects in Broward County.  The case was subsequently transferred to the Broward County Complex Business Civil Division 07.  The complaint seeks damages for the breach of easement and relocation agreements for the completed State Road 91 relocation project and injunctive relief as well as damages for the two other sets of projects upon which construction has yet to commence.  The FDOT/FTE filed counterclaims against Florida Gas alleging, among other matters, that Florida Gas is subject to estoppel, claims for breach of contract, trespass, unjust enrichment, and fraud in the inducement regarding the removal from service of the existing 18- and 24-inch pipelines.  Further, the FDOT/FTE is seeking to place a constructive trust over any revenues associated with the previously existing and newly constructed pipelines and to obtain a declaratory judgment that Florida Gas is responsible for all relocation costs and is not entitled to workspace and uniform minimum area with respect to its pipelines.  The Court has allowed the FDOT/FTE to include counts of fraud and trespass in its counterclaim but has disallowed a demand for punitive damages on those counts.  A supplemental motion for temporary injunction and a motion for partial summary judgment is pending against Florida Gas on the extent of the rights Florida Gas claims under the easements at issue, the breach of the easements by the FDOT/FTE for failing to provide adequate rights-of-way, the failure of the FDOT/FTE to reimburse Florida Gas for the costs of relocation, and inverse condemnation as a result of the FDOT/FTE’s claim that Florida Gas breached the easements.  The FDOT/FTE is claiming approximately $30 million in actual damages based on the most current information provided by the FDOT/FTE.  The FDOT/FTE is seeking the Court’s permission to supplement these claims with as yet undetermined amounts associated with its claim for a constructive trust over revenues from the subject pipelines for the period April 2008 through January 2009. The trial date has been postponed until May 2010.

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Should Florida Gas be denied reimbursement by the FDOT/FTE for relocation expenses, such costs are expected to be covered by operating cash flows and additional borrowings.  Florida Gas is seeking rate recovery at FERC for all reasonable and prudent costs incurred in the first phase of relocating its pipelines due to the FDOT/FTE projects as the issue of reimbursement is being litigated.  Florida Gas will continue to seek such recovery for other phases to the extent not reimbursed by the FDOT/FTE.  There can be no assurance that Florida Gas will be successful in obtaining complete reimbursement for any such relocation costs from the FDOT/FTE or from its customers or that the timing of such reimbursement will fully compensate Florida Gas for its costs.

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

In addition to the cost of the HCA requirements, Florida Gas is required under other regulations from time to time to undertake certain actions that may include testing or upgrading portions of its system by pipeline replacement. Florida Gas anticipates expenditures of approximately $175 million in total during 2009 and 2010 to meet these requirements.  Due to the nature of the factors affecting these costs, it is anticipated that future annual costs will decline significantly from the expected 2009-2010 levels.

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.  Comprehensive Income (Loss)

The table below provides an overview of changes in Comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Comprehensive Income (Loss)	2009	2008	2009	2008
	(In thousands)

Net Earnings	$46,919	$46,776	$126,456	$172,594
Changes in Other Comprehensive Income (Loss):
Change in fair value of interest rate hedges, net of tax of $(2,474),
$(2,096), $(2,062) and $(3,090), respectively	(3,681)	(3,118)	(3,068)	(4,523)
Reclassification of unrealized loss on interest rate hedges
into earnings, net of tax of $2,257, $1,280, $5,833 and $2,978,
respectively	3,388	1,940	8,767	4,537
Realized gain (loss) on interest rate hedges, net of tax of $0, $0,
$0 and $(620), respectively	-	-	-	(1,175)
Change in fair value of commodity hedges, net of tax of $(3,496),
$21,257, $1,011 and $7,006, respectively	(6,205)	37,724	1,794	12,434
Reclassification of unrealized (gain) loss on commodity hedges into earnings, net of tax of $(4,809), $(268), $(12,983) and $1,352,
respectively	(8,534)	(475)	(23,040)	2,399
Prior service cost relating to other postretirement benefit
plan amendment, net of tax of $0, $0, $0 and $(3,231),
respectively	-	-	-	(6,603)
Reclassification of net actuarial loss and prior service credit relating to pension and other postretirement benefits into
earnings, net of tax of $736, $(30), $2,208 and $921, respectively	974	(110)	2,920	1,349
Change in other comprehensive income (loss) from equity
investments, net of tax of $(1,646), $0, $(1,646) and $0,
respectively	(2,661)	-	(2,661)	-
Total other comprehensive income (loss)	(16,719)	35,961	(15,288)	8,418
Total comprehensive income	$30,200	$82,737	$111,168	$181,012

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Debt Obligations

The following table sets forth the debt obligations of Southern Union and applicable units of Panhandle under their respective notes, debentures and bonds at the dates indicated:

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Long-Term Debt Obligations:

Southern Union
7.60% Senior Notes due 2024	$359,765	$398,310	$359,765	$272,165
8.25% Senior Notes due 2029	300,000	336,000	300,000	229,470
7.24% to 9.44% First Mortgage Bonds
due 2020 to 2027	19,500	21,625	19,500	16,248
6.089% Senior Notes due 2010	100,000	100,775	100,000	92,701
7.20% Junior Subordinated Notes due 2066	600,000	479,400	600,000	215,999
Term Loan due 2011	150,000	149,925	-	-
Note Payable	6,402	6,402	3,820	3,820
	1,535,667	1,492,437	1,383,085	830,403

Panhandle
6.05% Senior Notes due 2013	250,000	265,190	250,000	211,646
6.20% Senior Notes due 2017	300,000	318,906	300,000	230,956
6.50% Senior Notes due 2009	-	-	60,623	59,604
8.125% Senior Notes due 2019	150,000	173,888	-	-
8.25% Senior Notes due 2010	40,500	41,715	40,500	39,668
7.00% Senior Notes due 2029	66,305	72,292	66,305	46,158
7.00% Senior Notes due 2018	400,000	440,344	400,000	318,033
Term Loans due 2012	815,391	752,236	815,391	753,262
Net premiums on long-term debt	2,507	2,507	2,153	2,153
	2,024,703	2,067,078	1,934,972	1,661,480

Total Long-Term Debt Obligations	3,560,370	3,559,515	3,318,057	2,491,883

Credit Facilities	80,000	78,357	251,459	243,205
Short-Term Facility	-	-	150,000	148,496

Total consolidated debt obligations	3,640,370	$3,637,872	3,719,516	$2,883,584
Less current portion of long-term debt	140,500		60,623
Less short-term debt	80,000		401,459
Total long-term debt	$3,419,870		$3,257,434

The fair value of the Company’s Term Loans and Credit Facilities as of September 30, 2009 and December 31, 2008, and the Short-Term Facility as of December 31, 2008, were determined using the market approach, which utilized reported recent loan transactions for parties of similar credit quality and remaining life, as there is no active secondary market for loans of that type and size.

The fair value of the Company’s other long-term debt as of September 30, 2009 and December 31, 2008 was also determined using the market approach, which utilized observable market data to corroborate the estimated credit spreads and prices for the Company’s non-bank long-term debt securities in the secondary market.  Those valuations were based in part upon the reported trades of the Company’s non-bank long-term debt securities where available and the actual trades of debt securities of similar credit quality and remaining life where no secondary market trades were reported for the Company’s non-bank long-term debt securities.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

2009 Term Loan.  On August 5, 2009, the Company entered into a two-year $150 million term loan (2009 Term Loan) with a syndicate of banks.  The interest rate associated with the 2009 Term Loan is based, at the Company’s option, upon either LIBOR or the prime lending rate, plus a credit spread based upon the Company’s credit ratings.  Borrowings under the 2009 Term Loan are available for general corporate purposes.  The proceeds of the 2009 Term Loan were used to repay borrowings under the Credit Facilities.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Employee Benefits

Components of Net Periodic Benefit Cost. Net periodic benefit cost of the Company’s pension and postretirement benefit plans for the three- and nine-month periods ended September 30, 2009 and 2008 include the components noted in the tables below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Pension Benefits
Service cost	$738	$686	$2,213	$2,058
Interest cost	2,524	2,470	7,572	7,410
Expected return on plan assets	(2,069)	(2,877)	(6,209)	(8,631)
Prior service cost (credit) amortization	138	138	414	414
Recognized actuarial (gain) loss	2,101	1,717	6,304	5,150
Sub-total	3,432	2,134	10,294	6,401
Regulatory adjustment (1)	(125)	705	(375)	2,114
Net periodic benefit cost	$3,307	$2,839	$9,919	$8,515

Other Postretirement Benefits
Service cost	$749	$689	$2,248	$1,942
Interest cost	1,348	1,405	4,043	4,090
Expected return on plan assets	(771)	(832)	(2,315)	(2,471)
Prior service cost (credit) amortization	(317)	(212)	(951)	(888)
Recognized actuarial (gain) loss	(212)	(307)	(636)	(919)
Sub-total	797	743	2,389	1,754
Regulatory adjustment (1)	667	666	1,999	1,998
Net periodic benefit cost	$1,464	$1,409	$4,388	$3,752

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. Taxes on Income

The Company’s income taxes were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)

Income tax expense	$19,720	$19,665	$53,170	$75,260
Effective tax rate	30%	30%	30%	30%

The Company increased the amount of its unrecognized tax benefits for certain federal and state tax positions taken by $2.7 million ($2.4 million, net of federal tax) and $4 million ($3.3 million, net of federal tax) during the three- and nine-month periods ended September 30, 2009, respectively.  The Company currently has $11.2 million ($8 million, net of federal tax) of unrecognized tax benefits as of September 30, 2009.  However, only $9.2 million ($6 million, net of federal tax) of the unrecognized tax benefits would impact the Company’s EITR if recognized.  The Company believes it is reasonably possible that its unrecognized tax benefits may be reduced by $1.1 million ($750,000, net of federal tax) within the next twelve months due to settlement of certain state filing positions.

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

Interest Rate Swaps.  As of September 30, 2009, the Company had outstanding pay-fixed interest rate swaps with a total notional amount of $455 million.  These interest rate swaps are accounted for as cash flow hedges, with the effective portion of changes in their fair value recorded in Accumulated other comprehensive loss and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impact earnings.  As of September 30, 2009, approximately $12.9 million of net after-tax losses in Accumulated other comprehensive loss related to these interest rate swaps is expected to be amortized into Interest expense during the next twelve months.  Any ineffective portion of the cash flow hedge is reported in current-period earnings.

Treasury Rate Locks.  As of September 30, 2009, the Company had no outstanding treasury rate locks.  However, certain of its treasury rate locks that settled in prior periods are associated with interest payments on outstanding long-term debt.  These treasury rate locks were/are accounted for as cash flow hedges, with the effective portion of their settled value recorded in Accumulated other comprehensive loss and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impact earnings.  As of September 30, 2009, approximately $800,000 of net after-tax losses in Accumulated other comprehensive loss related to these treasury rate locks will be amortized into Interest expense during the next twelve months.

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

Natural Gas Price Swaps.  As of September 30, 2009, the Company had outstanding receive-fixed natural gas price swaps with a total notional amount of 3,680,000 MMBtus, 16,425,000 MMBtus and 7,300,000 MMBtus for the remainder of 2009, 2010 and 2011, respectively.   These natural gas price swaps are accounted for as cash flow hedges, with the effective portion of changes in their fair value recorded in Accumulated other comprehensive loss and reclassified into Operating revenues in the same periods during which the forecasted natural gas sales impact earnings.  As of September 30, 2009, approximately $2.1 million of net after-tax gains in Accumulated other comprehensive loss related to these natural gas price swaps is expected to be amortized into Operating revenues during the next twelve months.  Any ineffective portion of the cash flow hedge is reported in current-period earnings.

NGL Processing Spread Swaps.  As of September 30, 2009, the Company had outstanding receive-fixed NGL processing spread swaps with a total notional amount of 3,220,000 MMBtu equivalents and 7,300,000 MMBtu equivalents for the remainder of 2009 and 2010, respectively.  These processing spread swaps are accounted for as economic hedges, with changes in their fair value recorded in Operating revenues.

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

Natural Gas Price Swaps.  As of September 30, 2009, the Company had outstanding pay-fixed natural gas price swaps with total notional amounts of 4,730,000 MMBtus, 22,290,000 MMBtus and 8,480,000 MMBtus for the remainder of 2009, 2010 and 2011, respectively.  These natural gas price swaps are accounted for as economic hedges, with changes in their fair value recorded to Deferred gas purchases.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Summary Financial Statement Information

The following table summarizes the fair value amounts of the Company’s derivative instruments and their respective location reported in the Condensed Consolidated Balance Sheet at September 30, 2009.

	Asset Derivatives		Liability Derivatives
Balance Sheet		Fair	Balance Sheet	Fair
Location		Value (1)	Location	Value (1)
		(In thousands)		(In thousands)
Cash Flow Hedges
Interest rate contracts:
Interest rate swaps		$-	Derivative instruments-liabilities	$18,894
			Deferred credits	16,827
Commodity contracts - Gathering and Processing:
Natural gas price swaps	Derivative instruments-assets	3,363	Deferred credits	5,827
		$3,363		$41,548
Economic Hedges
Commodity contracts - Gathering and Processing:
NGL processing spread swaps	Derivative instruments-assets	$7,298		$-
Deferred credits		1,594
Other derivative instruments	Derivative instruments-assets	280	Derivative instruments-assets	1
Derivative instruments-liabilities		444	Derivative instruments-liabilities	521

Commodity contracts - Distribution:
Natural gas price swaps	Other non-current assets	2,198	Other non-current assets	236
Derivative instruments-liabilities		1,577	Derivative instruments-liabilities	47,977
Deferred credits		15	Deferred credits	858
		$13,406		$49,593
Other
Commodity contracts - Gathering and Processing:
Other derivative instruments	Derivative instruments-assets	$239	Derivative instruments-assets	$33

Total		$17,008		$91,174
_____________
(1)	See Note 11 – Fair Value Measurement for information related to the framework used by the Company to measure the fair value of its derivative instruments as of September 30, 2009.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the location and amount of derivative instrument gains and losses reported in the Company’s condensed consolidated financial statements for the periods presented.

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Cash Flow Hedges (1)	(In thousands)
Interest rate contracts:
Change in fair value - increase in Accumulated other comprehensive loss,
excluding tax expense effect of $2,474 and $2,062	$6,155	$5,130
Reclassification of unrealized loss from Accumulated other comprehensive loss -
increase of Interest expense, excluding tax expense effect of $2,257
and $5,833	5,645	14,600

Commodity contracts - Gathering and Processing:
Change in fair value - increase/(decrease) in Accumulated other comprehensive
loss, excluding tax expense effect of $(3,496) and $1,011	9,701	(2,805)
Reclassification of unrealized gain from Accumulated other comprehensive loss -
increase of Operating revenues, excluding tax expense effect of $4,809
and $12,983	13,343	36,023

Economic Hedges
Commodity contracts - Gathering and Processing:
Change in fair value - (increase)/decrease in Operating revenues	(2,312)	32,819

Commodity contracts - Distribution:
Change in fair value - decrease in Deferred gas purchases	25,682	47,403

Other
Commodity contracts - Gathering and Processing:
Change in fair value - decrease in Operating revenues	595	757
_________________
(1)	See Note 6 – Comprehensive Income (Loss) for additional related information.

Derivative Instrument Contingent Features

Certain of the Company’s derivative instruments contain provisions that require the Company’s debt to be maintained at an investment grade credit rating from each of the major credit rating agencies.  If the Company’s debt were to fall below investment grade, the Company would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment.  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position at September 30, 2009 is $9.5 million.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. Fair Value Measurement

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2009.

		Fair Value Measurements Using Fair Value Hierarchy
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At September 30, 2009	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Cash equivalents (money
market investments)	$5,517	$5,517	$-	$-
Commodity derivatives (1)	13,108	-	13,108	-
Long-term investments	792	792	-	-
Total	$19,417	$6,309	$13,108	$-

Liabilities:
Commodity derivatives (1)	$51,553	$(5)	$51,558	$-
Interest-rate derivatives (1)	35,721	-	35,721	-
Total	$87,274	$(5)	$87,279	$-
__________________
(1)	See related information in Note 10 – Derivative Instruments and Hedging Activities.

The Company’s Level 2 instruments primarily include natural gas and NGL processing spread swap derivatives that are valued based on pricing models where significant inputs are observable and interest-rate swap derivatives.  The Company reclassified the interest-rate swap derivatives from Level 3 to Level 2 as the Company obtained additional observable market data to corroborate all significant inputs to the models used to measure the fair value of these liabilities.  The Company’s Level 1 instruments consist of money market mutual funds and trading securities related to a non-qualified deferred compensation plan that are valued based on active market quotes.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides a reconciliation of the change in the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs for the periods indicated.

	Assets	Liabilities
	Commodity	Commodity	Interest-rate
	Derivatives	Derivatives	Derivatives
	(In thousands)
Three Months Ended September 30, 2009
Beginning balance	$-	$-	$34,691
Total gains or losses (realized and unrealized):
Included in operating revenues	-	-	-
Included in other comprehensive income	-	-	6,088
Purchases and settlements, net	-	-	(5,058)
Transfers out of level 3 (2)	-	-	(35,721)
Ending balance	$-	$-	$-

Nine Months Ended September 30, 2009
Beginning balance	$964	$(94)	$43,630
Total gains or losses (realized and unrealized):
Included in operating revenues (1)	290	61	-
Included in other comprehensive income	-	-	4,787
Purchases and settlements, net	-	(206)	(12,696)
Transfers out of level 3 (2)	(1,254)	239	(35,721)
Ending balance	$-	$-	$-

(1)
The amounts included in operating revenues for the nine months ended September 30, 2009 attributable to the change in unrealized gains or losses relating to commodity derivative assets and commodity derivative liabilities were gains of $725,000 and $221,000, respectively.

(2)	Transfer to Level 2 was made effective September 30, 2009 for interest-rate derivatives and March 31, 2009 for commodity derivatives.

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below reflects the amount of accrued liabilities recorded in the unaudited interim Condensed Consolidated Balance Sheet at September 30, 2009 and December 31, 2008 to cover probable environmental response actions:

	September 30,	December 31,
	2009	2008
	(In thousands)

Current	$5,471	$3,513
Noncurrent	15,314	15,626
Total Environmental Liabilities	$20,785	$19,139

SPCC Rules.  In October 2007, the EPA proposed amendments to the SPCC rules with the stated intention of providing greater clarity, tailoring requirements, and streamlining requirements.  The most recent extension by the EPA sets the SPCC rule compliance date as November 1, 2010, permitting owners and operators of facilities to prepare or amend and implement SPCC Plans in accordance with previously enacted modifications to the regulations. The Company is currently reviewing the impact of the modified regulations on its operations in its Transportation and Storage and Gathering and Processing segments and may incur costs for tank integrity testing, alarms and other associated corrective actions as well as potential upgrades to containment structures.  Costs associated with such activities cannot be estimated with certainty at this time, but the Company believes such costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

The amount of estimated costs to remediate PCBs at the Company’s facilities was increased in 2009 by approximately $3.8 million.  The PCB assessments are ongoing and the related estimated remediation costs are subject to further change.  The Company believes the total PCB remediation costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

North Attleborough MGP Site in Massachusetts (North Attleboro Site).  In November 2003, the MADEP issued a Notice of Responsibility to New England Gas Company, acknowledging receipt of prior notifications and investigative reports submitted by New England Gas Company, following the discovery of suspected coal tar material at the North Attleboro Site.  Subsequent sampling in the adjacent river channel revealed sediment impacts necessitating the investigation of off-site properties.  The Company, working with the MADEP, is in the process of performing assessment work at these properties.  In a September 2006 report filed with MADEP, the Company proposed a remedy for the upland portion of the North Attleboro Site by means of an engineered barrier.  Construction of this remedy was completed in October 2008.  Assessment activities continue at the remaining areas on-site and at the off-site properties.  It is estimated that the Company will spend approximately $6.9 million over the next several years to complete the investigation and remediation activities at the North Attleboro Site, as well as maintain the engineered barrier.  As New England Gas Company is allowed to recover environmental remediation expenditures through rates associated with its Massachusetts operations, the estimated costs associated with the North Attleboro Site have been included in Regulatory assets in the Condensed Consolidated Balance Sheet.

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During 2005, four lawsuits were filed against New England Gas Company in Rhode Island regarding the Tiverton neighborhood.  These lawsuits were consolidated for trial.  The plaintiffs sought to recover damages for the diminution in value of their property, lost use and enjoyment of their property and emotional distress in an unspecified amount. The Company removed the lawsuits to federal court. Among the PRPs the Company impleaded is the Town of Tiverton, which asserted a counterclaim against the Company under the Comprehensive Environmental Response, Compensation, and Liability Act.  The trial, which was scheduled to commence on April 28, 2008, was adjourned without date by the Court in consideration of the progress of settlement discussions between the Company and the plaintiffs.

In May 2009, a settlement was reached that resolved all claims between all plaintiffs and the Company and all claims between the Town of Tiverton and the Company in the civil litigation, and also resolved all issues with RIDEM. Under the terms of the settlement, on August 25, 2009, the Company paid $11.5 million to the plaintiffs, who will be responsible for any necessary remediation of the Bay Street area.  As New England Gas Company is allowed to recover environmental remediation expenditures through rates, the $11.5 million settlement amount has been included in Regulatory Assets in the Condensed Consolidated Balance Sheet.

Mercury Release.  In October 2004, New England Gas Company discovered that one of its facilities had been broken into and that mercury had been released both inside a building and in the immediate vicinity, including a parking lot in a neighborhood several blocks away. Mercury from the parking lot was apparently tracked into nearby apartment units, as well as other buildings. Cleanup was completed at the property and nearby apartment units. The vandals who broke into the facility were arrested and convicted. In October 2007, the U.S. Attorney in Rhode Island filed a three-count indictment against the Company in the U.S. District Court for the District of Rhode Island alleging violation of permitting requirements under the federal RCRA and notification requirements under the federal Emergency Planning and Community Right to Know Act (EPCRA) relating to the 2004 incident.  The Company entered a not guilty plea on October 29, 2007 and trial commenced on September 22, 2008.  On October 15, 2008, the jury acquitted Southern Union on the EPCRA count and one of the two RCRA counts and found the Company guilty on the other RCRA count.  On July 23, 2009, the Court denied the Company's motion for acquittal and alternatively for a new trial with respect to the sole count on which the Company was found guilty.  On October 2, 2009, the Court imposed a $6 million fine and $12 million in community service.  The sentence has been suspended while the Company pursues an appeal of the sentence and the conviction.  The Company filed its Notice of Appeal to the U.S. Court of Appeals for the First Circuit on October 7, 2009.  The Company believes the outcome of this matter will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Jack Grynberg.  Jack Grynberg, an individual, filed actions for damages against a number of companies, including Panhandle, now transferred to the U.S. District Court for the District of Wyoming, alleging mis-measurement of natural gas volumes and Btu content, resulting in lower royalties to mineral interest owners.  Among the defendants are Panhandle, Citrus, Florida Gas and certain of their affiliates (Company Defendants).  On October 20, 2006, the District Judge adopted in part the earlier recommendation of the Special Master in the case and ordered the dismissal of the case against the Company Defendants.  Grynberg appealed that action to the Tenth Circuit Court of Appeals and on March 17, 2009, the Court denied Grynberg’s appeal and Grynberg’s subsequent petition for rehearing.  Grynberg appealed the Court of Appeals decision to the United States Supreme Court, which denied the appeal on October 5, 2009.  A similar action, known as the Will Price litigation, also has been filed against a number of companies, including Panhandle, in U.S. District Court for the District of Kansas.  On September 19, 2009, the Court denied plaintiffs’ request for class certification.  Plaintiffs have filed a motion for reconsideration.  Panhandle and the other Company Defendants believe that their measurement practices conformed to the terms of their FERC gas tariffs, which were filed with and approved by FERC.  As a result, the Company believes that it has meritorious defenses to the remaining open case, the Will Price lawsuit (including FERC-related affirmative defenses, such as the filed rate/tariff doctrine, the primary/exclusive jurisdiction of FERC, and the defense that Panhandle and the other Company Defendants complied with the terms of their tariffs) and will continue to vigorously defend the case.  The Company does not believe the outcome of the Will Price litigation will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

East End Project. The East End Project involved the installation of a total of approximately 31 miles of pipeline in and around Tuscola, Illinois, Montezuma, Indiana and Zionsville, Indiana.  Construction began in 2007 and was completed in the second quarter of 2008.  PEPL is seeking recovery of each contractor’s share of approximately $50 million of cost overruns from the construction contractor, multiple inspection contractors and the construction management contractor for improper welding, inspection and construction management of the East End Project.  Certain of the contractors have filed counterclaims against PEPL for alleged underpayments of approximately $18 million.  The matter is pending in state court in Harris County, Texas.  Trial, previously scheduled for February 2010, has been moved to July 2010.  The Company does not believe the outcome of this case will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Other Commitments and Contingencies

Retirement of Debt Obligations.  The Company repaid its $60.6 million 6.50% Senior Notes, which matured in July 2009, using a portion of the proceeds from the $150 million 8.125% Senior Notes.  The Company also prepaid the $150 million Short-Term Facility in July 2009 using borrowings under its Credit Facilities, in anticipation of closing on the 2009 Term Loan, which occurred on August 5, 2009.  The Company has $100 million 6.089% Senior Notes maturing in February 2010 and $40.5 million 8.25% Senior Notes maturing in April 2010, which the Company plans to retire upon maturity by utilizing some combination of cash flows from operations, draw downs under existing Credit Facilities and altering the timing of controllable cash flows, among other things.  The Company believes that it will have sufficient liquidity under its Credit Facilities to redeem the total $140.5 million of debt coming due in 2010.

2008 Hurricane Damage.  In September 2008, Hurricanes Gustav and Ike came ashore on the Louisiana and Texas coasts.  Damage from the hurricanes has affected both the Company’s Transportation and Storage and Gathering and Processing segments.  Offshore transportation facilities, including Sea Robin and Trunkline’s Terrebonne system,  suffered damage to several platforms and gathering pipelines, and Sea Robin is continuing to experience reduced volumes as not all of its damaged facilities are back in service.  In late July 2009, during testing to put the remaining offshore facilities back in service, Sea Robin experienced a pipeline rupture in an area where the pipeline had been displaced during Hurricane Ike and subsequently re-buried.  The SUGS business was indirectly adversely affected by Hurricane Ike.

The Company has recorded additional Hurricane Ike related expenses in 2009 of approximately $14.3 million.  The capital replacement and retirement expenditures relating to the hurricanes have been increased during 2009 to approximately $185 million and are expected to be incurred through 2010.  These estimates are subject to further revision as the work is ongoing.  Approximately $88 million of the capital replacement and retirement expenditures were incurred as of September 30, 2009.  The Company anticipates reimbursement from its property insurance carrier for a significant portion of the damages in excess of its $10 million deductible; however, the recoverable amount is subject to pro rata reduction to the extent that the level of total accepted claims from all insureds exceeds the carrier’s $750 million aggregate exposure limit.  The Company’s insurance provider has announced that it has reached the $750 million aggregate exposure limit and has revised its estimated payout amount to approximately 63 percent based on estimated claim information it has received.  The Company’s insurance provider is currently making interim payouts at the rate of 50 percent of accepted claims.  The Company has received $20.6 million in 2009 for claims submitted to date with respect to Hurricane Ike.  The final amount of any applicable pro rata reduction cannot be determined until the Company’s insurance provider has received and assessed all claims.

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

Sales of products or services between segments are billed at regulated rates or at market rates, as applicable.  There were no material intersegment revenues during the three- and nine-month periods ended September 30, 2009 and 2008.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth certain selected financial information for the Company’s segments for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Segment Data	2009	2008	2009	2008
	(In thousands)
Revenues from external customers:
Transportation and Storage	$176,093	$173,400	$541,003	$528,784
Gathering and Processing	189,557	392,328	532,946	1,248,313
Distribution	71,393	89,892	497,949	561,449
Total segment operating revenues	437,043	655,620	1,571,898	2,338,546
Corporate and other	1,408	1,663	3,441	4,490
Total consolidated revenues from external
customers	$438,451	$657,283	$1,575,339	$2,343,036

Depreciation and amortization:
Transportation and Storage	$28,338	$26,133	$84,684	$76,885
Gathering and Processing	16,733	15,721	49,689	46,537
Distribution	7,880	7,615	23,359	22,909
Total segment depreciation and amortization	52,951	49,469	157,732	146,331
Corporate and other	535	580	1,584	1,662
Total depreciation and amortization expense	$53,486	$50,049	$159,316	$147,993

Earnings (loss) from unconsolidated investments:
Transportation and Storage	$22,715	$22,212	$60,483	$60,026
Gathering and Processing	1,338	(914)	2,364	(1,180)
Corporate and other	368	326	841	605
	$24,421	$21,624	$63,688	$59,451

Segment performance:
Transportation and Storage EBIT (1)	$101,120	$93,501	$292,264	$306,127
Gathering and Processing EBIT	7,734	26,951	(5,222)	67,641
Distribution EBIT (1)	5,103	1,494	36,450	30,904
Total segment EBIT	113,957	121,946	323,492	404,672
Corporate and other (1)	2,916	(2,273)	3,103	(2,282)
Interest expense	50,234	53,232	146,969	154,536
Federal and state income tax expense	19,720	19,665	53,170	75,260
Net earnings	46,919	46,776	126,456	172,594
Preferred stock dividends	2,171	2,264	6,512	10,041
Loss on extinguishment of preferred stock	-	2,036	-	4,031
Net earnings available for common stockholders	$44,748	$42,476	$119,944	$158,522

__________________
(1)
In the fourth quarter of 2008, the Company ceased including the management and royalty fees charged by Southern Union to its Transportation and Storage segment in its evaluation of segment results as it was no longer deemed necessary by executive management.  The Company had not previously included management and royalty fees in the evaluation of its other reportable segments.  Additionally, in the fourth quarter of 2008, the Company commenced allocating certain corporate administrative services costs to the Distribution segment.  Previously, the corporate administrative services costs allocation was limited to the Transportation and Storage and Gathering and Processing segments.  Executive management determined that such allocation to all of the Company's reportable segments would enable it to better measure and evaluate the performance of each of its reportable segments.  The allocations to the Distribution segment for the three- and nine- month periods ended September 30, 2009 were $2.5 million and $7.3 million, respectively.  The administrative services allocation was primarily based upon each reportable segment's pro-rata share of combined net investment, margin and certain expenses.  Management believes that the allocation method and underlying assumptions utilized by the Company were reasonable.

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

	Three Months Ended September 30, 2008
		Recast Adjustments
Segment Impacted	EBIT as Reported	Increase (Decrease)	Recast EBIT
		(In thousands)

Transportation and Storage	$89,128	$4,373	$93,501
Distribution	3,613	(2,119)	1,494
Corporate and Other	(19)	(2,254)	(2,273)

	Nine Months Ended September 30, 2008
		Recast Adjustments
Segment Impacted	EBIT as Reported	Increase (Decrease)	Recast EBIT
		(In thousands)

Transportation and Storage	$292,822	$13,305	$306,127
Distribution	36,733	(5,829)	30,904
Corporate and Other	5,194	(7,476)	(2,282)

	September 30,	December 31,
Segment Data	2009	2008
	(In thousands)
Total assets:
Transportation and Storage	$5,032,235	$4,969,336
Gathering and Processing	1,620,546	1,764,497
Distribution	1,036,629	1,177,124
Total segment assets	7,689,410	7,910,957
Corporate and other	115,389	86,950
Total consolidated assets	$7,804,799	$7,997,907

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Expenditures for long-lived assets:
Transportation and Storage	$75,966	$75,023	$205,854	$347,852
Gathering and Processing	12,887	19,365	29,405	52,144
Distribution	11,244	12,152	34,512	28,860
Total segment expenditures for
long-lived assets	100,097	106,540	269,771	428,856
Corporate and other	7,179	5,479	24,182	7,235
Total consolidated expenditures for
long-lived assets (1)	$107,276	$112,019	$293,953	$436,091

_______________________
(1)
Includes net period changes in capital accruals totaling $(8.8) million and $(16.4) million for the three-month periods ended September 30, 2009 and 2008, respectively.  Includes net period changes in capital accruals totaling $(19.2) million and $(32.7) million for the nine-month periods ended September 30, 2009 and 2008, respectively.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14. Regulation and Rates

Panhandle.  The Company commenced construction of an enhancement at its Trunkline LNG terminal in February 2007.  This infrastructure enhancement project, which is currently in the final stages of the commissioning process, will increase send out flexibility at the terminal and lower fuel costs for the customer.  Total construction costs are expected to be approximately $430 million, plus capitalized interest.  Approximately $444.5 million and $351.3 million of costs, including capitalized interest of $37.2 million and $20 million, are included in the line item Construction work-in-progress at September 30, 2009 and December 31, 2008, respectively.

On August 31, 2009, Sea Robin filed with FERC to implement a rate surcharge to recover Hurricane Ike-related costs not otherwise recovered from insurance proceeds or from other third parties, with initial accumulated net costs of approximately $38 million included in the filing.  On September 30, 2009, FERC approved the surcharge to be effective March 1, 2010, subject to refund and the outcome of hearings to be established by FERC to explore issues set forth in certain customer protests, including the costs to be included and the applicability of the surcharge to discounted contracts.  See Note 12 – Commitments and Contingencies – Other Commitments and Contingencies for information related to total anticipated capital and abandonment costs attributable to Hurricane Ike, $135 million of which is related to Sea Robin, and other information regarding reimbursement of a portion of such costs from the Company’s insurance carrier.

Missouri Gas Energy.  On April 2, 2009, Missouri Gas Energy made a filing with the MPSC seeking to implement an annual base rate increase of approximately $32.4 million Missouri Gas Energy's proposals in this case include continuation of the distribution rate structure, first approved by the MPSC in April 2007, that eliminates the impact of weather and conservation for residential margin revenues and earnings in Missouri, and expansion of that rate structure into Missouri Gas Energy’s small commercial customer class.  As in Missouri Gas Energy’s previous rate case, the MPSC staff supports these proposals, while the Office of the Public Counsel continues to oppose them.  Approved rates resulting from this filing are not expected to take effect until February 28, 2010.

On July 1, 2008, the Circuit Court of Greene County, Missouri made a docket entry indicating that, following judicial review, it had affirmed the Report and Order issued by the MPSC resolving Missouri Gas Energy’s general rate increase that went into effect on April 3, 2007.  Following appeals of that ruling by both Missouri Gas Energy and the Office of the Public Counsel, the Southern District of the Missouri Court of Appeals affirmed the Report and Order of the MPSC by opinion issued on August 28, 2009.  Although the Office of the Public Counsel is seeking review of the Court of Appeals’ opinion in the Missouri Supreme Court, the Company does not believe the outcome of the judicial review will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

15. Stockholders’ Equity

Dividends.  The table below presents the amount of cash dividends declared and paid on the dates indicated:

Shareholder Record Date	Date Paid	Amount Per Share	Amount Paid
			(In thousands)

September 25, 2009	October 9, 2009	$ 0.15	$18,610
June 26, 2009	July 10, 2009	0.15	18,607
March 27, 2009	April 10, 2009	0.15	18,607

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

16. Other Income (Expense), Net

Other, net income for the three-month period ended September 30, 2009 totaling $2.3 million consists primarily of the collection of a $1.8 million settlement amount awarded to the Company related to the Southwest Gas litigation action filed by the Company in 2002 against former Arizona Corporation Commissioner James Irvin.

Other, net income for the nine-month period ended September 30, 2009 totaling $8.4 million consists primarily of $5.7 million related to an insurance settlement the Company entered into with an insurance company releasing the insurance company from certain potential future environmental claim obligations and collection of a $1.8 million settlement amount awarded to the Company related to the Southwest Gas litigation action filed by the Company in 2002 against former Arizona Corporation Commissioner James Irvin.

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

The following table provides a reconciliation of EBIT (by segment) to Net earnings available for common stockholders.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
EBIT:
Transportation and storage segment (1)	$101,120	$93,501	$292,264	$306,127
Gathering and processing segment	7,734	26,951	(5,222)	67,641
Distribution segment (1)	5,103	1,494	36,450	30,904
Corporate and other (1)	2,916	(2,273)	3,103	(2,282)
Total EBIT	116,873	119,673	326,595	402,390
Interest	50,234	53,232	146,969	154,536
Earnings before income taxes	66,639	66,441	179,626	247,854
Federal and state income tax expense	19,720	19,665	53,170	75,260
Net earnings	46,919	46,776	126,456	172,594
Preferred stock dividends	2,171	2,264	6,512	10,041
Loss on extinguishment of preferred stock	-	2,036	-	4,031

Net earnings available for common stockholders	$44,748	$42,476	$119,944	$158,522

__________________
(1)	The amounts reported for the 2008 periods have been recasted. See Part 1, Item 1. Financial Information (Unaudited), Note 13 – Reportable Segments for information related to the recasted amounts.

Three-month period ended September 30, 2009 versus the three-month period ended September 30, 2008.  The Company’s $2.3 million increase in Net earnings available for common stockholders in the three-month period ended September 30, 2009 versus the same period in 2008 was primarily due to:

•
Higher EBIT contributions of $7.6 million from the Transportation and Storage segment primarily due to a decrease of operating, maintenance and general expenses of $7.4 million primarily due to $13.3 million of lower net hurricane-related repair and abandonment costs recorded in 2009 as compared to 2008, partially offset by a $5.9 million increase in other operating, maintenance and general expenses, an increase in transportation reservation revenues of $3.4 million primarily due to higher average rates realized on PEPL and higher LNG terminalling revenue of $1.8 million primarily due to higher reservation revenues attributable to a one-time rate increase effective January 1, 2009, partially offset by higher depreciation and amortization expense of $2.2 million primarily attributable to an increase in property, plant and equipment placed in service;

•
Higher EBIT contributions of $5.2 million from Corporate and other primarily due to higher legal fees of $3.7 million in the 2008 period and collection by the Company in 2009 of a $1.8 million litigation settlement;

•
Higher EBIT contributions of $3.6 million from the Distribution segment associated with higher net operating revenues of $1.7 million primarily due to a higher contribution of $2 million from New England Gas Company and lower operating, maintenance and general expenses of $2.2 million primarily due to lower bad debt expense resulting from improved collectability on aged accounts receivable;

•
Lower interest expense of $3 million primarily attributable to lower interest expense of $2 million primarily due to lower LIBOR interest rates associated with the Company’s variable rate debt, and the impact of a $1.6 million increase in interest costs capitalized attributable to higher average capital project balances outstanding in 2009 compared to 2008, partially offset by higher net interest expense of $600,000 primarily due to higher net debt balances outstanding on fixed-rate debt obligations and the impact of lower net debt premium amortization;

•
Lower EBIT contributions of $19.2 million from the Gathering and Processing segment primarily due to lower operating revenues of $216.3 million, excluding hedging gains and losses, largely attributable to lower market-driven realized average natural gas and NGL prices, partially offset by the impact of $13.6 million of higher net hedging gains and lower market-driven natural gas and NGL purchase costs of $177.7 million in the 2009 period versus the 2008 period; and

•
Impact of a $2 million loss recorded in the 2008 period related to the Company’s purchase of 248,225 shares of its Preferred Stock and the reduction in related dividends of $100,000 in the 2009 period versus the 2008 period associated with the Company’s purchase of 459,999 total shares of Preferred Stock during 2008.

Nine-month period ended September 30, 2009 versus the nine-month period ended September 30, 2008.  The Company’s $38.6 million decrease in Net earnings available for common stockholders in the nine-month period ended September 30, 2009 versus the same period in 2008 was primarily due to:

•
Lower EBIT contributions of $72.9 million from the Gathering and Processing segment primarily due to lower operating revenues of $744.5 million, excluding hedging gains and losses, largely attributable to lower market-driven realized average natural gas and NGL prices, partially offset by the impact of $29.2 million of higher revenues from hedging activities and lower market-driven natural gas and NGL purchase costs of $632.7 million in the 2009 period versus the 2008 period; and

•
Lower EBIT contributions of $13.9 million from the Transportation and Storage segment primarily due to higher operating, maintenance and general expenses of $16.4 million attributable to higher environmental costs of $3.8 million, a $3.3 million increase in third-party transportation expense, a $4 million increase in net hurricane-related expenses and $5.3 million of other operating, maintenance and general expenses, and higher depreciation and amortization expense of $7.8 million primarily due to increases in property, plant and equipment placed in service, partially offset by higher operating revenues of $12.2 million primarily attributable to higher transportation reservation revenues primarily due to higher average rates realized on PEPL of $11 million and higher LNG terminalling revenues of $6.5 million, partially offset by lower transportation usage revenues of $8.1 million primarily due to reduced volumes flowing after Hurricane Ike on Sea Robin.

These reductions in earnings were partially offset by:

•
Higher  EBIT contributions of $5.5 million from the Distribution segment primarily due to the impact of $3.5 million of income in 2009 related to a settlement agreement with an insurance company releasing the insurance company from certain potential future environmental claim obligations and higher net operating revenues of $2.4 million, partially offset by higher property tax assessments of $1 million associated with natural gas inventory stored in the state of Kansas, which became assessable for property tax purposes beginning in 2009;

•
Higher EBIT contributions of $5.4 million from Corporate and other primarily due to higher legal fees of $4.9 million in the 2008 period, a settlement of $1.9 million with an insurance company releasing the insurance company from certain potential future environmental claim obligations and collection by the Company of $1.8 million related to a litigation settlement, partially offset by lower contributions of $1.4 million from PEI Power Corporation and lower interest income of $1 million associated with short-term investments held by the Company;

•
Lower interest expense of $7.6 million primarily attributable to lower interest expense of $7.9 million due to lower LIBOR interest rates associated with the Company’s variable rate debt and the impact of a $4.4 million increase in interest costs capitalized attributable to higher average capital project balances outstanding in 2009 compared to 2008, partially offset by higher net interest expense of $4.9 million primarily due to higher net debt balances outstanding on fixed-rate debt obligations and the impact of lower net debt premium amortization;

•
Impact of a $4 million loss recorded in the 2008 period related to the Company’s purchase of 440,109 shares of its Preferred Stock and the reduction in related dividends of $3.5 million in the 2009 period versus the 2008 period associated with the Company’s purchase of 459,999 total shares of Preferred Stock during 2008; and

•	Lower federal and state income tax expense of $22.1 million primarily due to lower pre-tax earnings of $68.2 million.

Business Segment Results

Transportation and Storage Segment.  The Transportation and Storage segment is primarily engaged in the interstate transportation and storage of natural gas in the Midwest and from the Gulf Coast to Florida, and LNG terminalling and regasification services.  The Transportation and Storage segment’s operations, conducted through Panhandle and Florida Gas, are regulated as to rates and other matters by FERC. Demand for natural gas transmission services on Panhandle’s pipeline systems is seasonal, with the highest throughput and a higher portion of annual total operating revenues and EBIT occurring in the traditional winter heating season in the first and fourth calendar quarters.  Florida Gas’ pipeline system experiences the highest throughput in the summer period due to gas-fired generation loads in the second and third calendar quarters.

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

The following table illustrates the results of operations applicable to the Company’s Transportation and Storage segment for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Transportation and Storage Segment	2009	2008	2009	2008
	(In thousands)

Operating revenues	$176,093	$173,400	$541,003	$528,784

Operating, maintenance and general	61,127	68,485	199,302	182,906
Depreciation and amortization	28,338	26,133	84,684	76,885
Taxes other than on income and revenues	8,398	8,226	25,636	24,419
Total operating income	78,230	70,556	231,381	244,574
Earnings from unconsolidated investments	22,715	22,212	60,483	60,026
Other income, net	175	733	400	1,527
EBIT	$101,120	$93,501	$292,264	$306,127

Operating information:
Panhandle natural gas volumes transported (TBtu)	331	356	1,134	1,085
Florida Gas natural gas volumes transported (TBtu) (1)	233	226	636	610
________________
(1)	Represents 100 percent of natural gas volumes transported by Florida Gas versus the Company’s effective equity ownership interest of 50 percent.

Three-month period ended September 30, 2009 versus the three-month period ended September 30, 2008.  The $7.6 million EBIT improvement in the three-month period ended September 30, 2009 versus the same period in 2008 was primarily due to a higher EBIT contribution from Panhandle totaling $7.1 million and higher equity earnings of $500,000, principally from the Company’s unconsolidated investment in Citrus.

Panhandle’s $7.1 million EBIT improvement was primarily due to:

•	Higher operating revenues of $2.7 million primarily as the result of:
o	Higher transportation reservation revenues of $3.4 million primarily due to higher average rates realized on PEPL;
o
A $1.8 million increase in LNG terminalling revenue primarily due to higher reservation revenues attributable to a one-time annual rate increase associated with certain capacity effective January 1, 2009;

o	Lower parking revenues of $900,000 primarily due to decreased customer demand for parking services and market conditions; and
o	Lower transportation usage revenues of $800,000 primarily due to reduced volumes flowing in 2009;
•	Lower operating, maintenance and general expenses of $7.4 million primarily attributable to:
o
Lower net hurricane-related repair and abandonment costs of $13.3 million recorded in 2009 as compared to 2008.  The majority of such costs are  generally expected to be recovered in the future through insurance recoveries and rate proceedings;

o	A $2.8 million increase in environmental reserves primarily attributable to estimated costs to remediate PCBs at the Company’s facilities;
o	A $2.6 million increase in outside services costs primarily attributable to higher pipeline testing costs and legal expenses; and
o	A $1.4 million increase in third-party transportation expense primarily due to additional capacity contracted; and
•
Increased depreciation and amortization expense of $2.2 million primarily attributable to a $166 million increase in property, plant and equipment placed in service after September 30, 2008.  Depreciation and amortization expense is expected to continue to increase primarily due to higher capital spending, primarily from the LNG terminal infrastructure enhancement construction project.

See Part I, Item 1. Financial Statements (Unaudited), Note 12 – Commitments and Contingencies – Other Commitments and Contingencies – 2008 Hurricane Damage for additional information related to the 2009 increases in the repair and abandonment provisions and insurance recovery resulting from hurricane damage.

Equity earnings, primarily attributable to the Company’s unconsolidated investment in Citrus, were higher by $500,000 in 2009 versus 2008 primarily due to the following items, adjusted where applicable to reflect the Company’s proportional equity share:

•	Higher other income of $7.4 million primarily due to higher equity AFUDC resulting from Florida Gas’ Phase VIII Expansion project;
•	Higher transportation revenues of $800,000 primarily due to higher reservation revenue attributable to additional phased-in capacity contracted resulting from Florida Gas’ Phase VII Expansion project;
•
Higher debt interest cost of $6.7 million primarily due to interest on a $500 million construction and term loan agreement funded in October 2008 and on the $600 million 7.90% Senior Notes issued in May 2009, partially offset by lower average outstanding revolver debt balances and lower LIBOR interest rates;

•	Higher income tax of $400,000 primarily due to higher pretax earnings; and
•	Higher depreciation expense of $400,000 primarily due to increased property, plant and equipment placed in service after September 30, 2008.

Nine-month period ended September 30, 2009 versus the nine-month period ended September 30, 2008.  The $13.9 million EBIT reduction in the nine-month period ended September 30, 2009 versus the same period in 2008 was primarily due to a lower EBIT contribution from Panhandle totaling $14.4 million, partially offset by higher equity earnings of $500,000, principally from the Company’s unconsolidated investment in Citrus.

Panhandle’s $14.4 million EBIT reduction was primarily due to:

•	Higher operating revenues of $12.2 million primarily as the result of:
o
Higher transportation reservation revenues of $11 million primarily due to higher average rates realized on PEPL and contributions from various expansion projects, partially offset by lower average rates realized on Trunkline, and $1.2 million of additional revenues in the 2008 period attributable to the extra day in the 2008 leap year;

o	Higher parking revenues of $4.1 million resulting from customer demand for parking services and market conditions;
o
Lower transportation usage revenues of $8.1 million primarily due to reduced volumes flowing after Hurricane Ike on Sea Robin of $5.6 million and lower interruptible volumes on Trunkline and PEPL due to market conditions; and

o
A $6.5 million increase in LNG terminalling revenue primarily due to approximately $3.7 million of higher reservation revenues attributable to a one-time annual rate increase associated with certain capacity effective January 1, 2009 and $2.7 million associated with a change in the power reimbursement mechanism in the fourth quarter of 2008 that allows the Company to recover actual monthly LNG electric power costs from the customer.

The increased revenues were offset by:

•	Higher operating, maintenance and general expenses of $16.4 million primarily attributable to:
o
A $2 million increase in net hurricane-related repair and abandonment costs and a $2 million increase in accretion expense on the additional hurricane-related asset retirement obligations.  The majority of such costs are generally expected to be recovered in the future through insurance recoveries and rate proceedings;

o	A $3.8 million increase in environmental reserves primarily attributable to estimated costs to remediate PCBs at the Company’s facilities;
o	A $3.3 million increase in third-party transportation expense primarily due to additional capacity contracted;
o	A $2.9 million increase in fuel tracker costs primarily due to a net over-recovery in 2008 versus a net under-recovery in 2009; and
o	A $1.9 million increase in LNG electric power expense primarily resulting from actual costs recovered in rates through the power reimbursement mechanism; and
•
Increased depreciation and amortization expense of $7.8 million primarily attributable to a $166 million increase in property, plant and equipment placed in service after September 30, 2008.  Depreciation and amortization expense is expected to continue to increase primarily due to higher capital spending, primarily from the LNG terminal infrastructure enhancement construction project.

See Part I, Item 1. Financial Statements (Unaudited), Note 12 – Commitments and Contingencies – Other Commitments and Contingencies – 2008 Hurricane Damage for additional information related to the 2009 increases in the repair and abandonment provisions and insurance recovery resulting from hurricane damage.

Equity earnings, primarily attributable to the Company’s unconsolidated investment in Citrus, were higher by $500,000 in 2009 versus 2008 primarily due to the following items, adjusted where applicable to reflect the Company’s proportional equity share:

•	Higher other income of $17.4 million primarily due to higher equity AFUDC resulting from Florida Gas’ Phase VIII Expansion project;
•	Higher operating revenues of $1.3 million primarily attributable to:
o
Higher reservation revenues of $2.3 million primarily due to increased capacity from prior expansions, partially offset by the impact of additional revenues in the 2008 period attributable to the extra day in the 2008 leap year; and

o
Lower commodity revenues of $1.1 million primarily attributable to lower parking revenues largely due to decreased customer demand for parking services and market conditions and lower interruptible transportation revenues due to lower volumes;

•
Higher debt interest cost of $14.4 million primarily due to interest on a $500 million construction and term loan agreement funded in October 2008 and on the $600 million 7.90% Senior Notes issued in May 2009, partially offset by lower average outstanding revolver debt balances and lower LIBOR interest rates;

•	Higher operating expenses of $1.5 million primarily attributable to:
o	Higher outside service costs of $1 million primarily due to outside legal services;
o	Higher costs of $1 million experienced in 2009 primarily applicable to employee labor, rents, transportation expense, and other costs; and
o	A $600,000 decrease in employee benefits largely associated with terminated cash balance plan expenses;
•	Higher depreciation expense of $1.4 million primarily due to increased property, plant and equipment placed in service after September 30, 2008; and
•	Higher income tax of $400,000 primarily due to higher pretax earnings.

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

The following table presents the results of operations applicable to the Company’s Gathering and Processing segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Gathering and Processing Segment	2009	2008	2009	2008
	(In thousands)

Operating revenues, excluding impact of
commodity derivative instruments	$174,498	$390,825	$530,499	$1,275,044
Realized and unrealized commodity derivatives	15,059	1,503	2,447	(26,731)
Operating revenues	189,557	392,328	532,946	1,248,313
Cost of gas and other energy (1)	(142,455)	(320,281)	(426,853)	(1,058,820)
Gross margin (2)	47,102	72,047	106,093	189,493
Operating, maintenance and general	22,736	27,488	60,521	70,626
Depreciation and amortization	16,733	15,721	49,689	46,537
Taxes other than on income and revenues	1,210	976	3,716	3,495
Total operating income	6,423	27,862	(7,833)	68,835
Earnings from unconsolidated investments	1,338	(914)	2,364	(1,180)
Other expense, net	(27)	3	247	(14)
EBIT	$7,734	$26,951	$(5,222)	$67,641

Operating information:
Volumes
Avg natural gas processed (MMBtu/d)	357,182	386,977	395,054	409,460
Avg NGL produced (gallons/d)	1,162,488	1,225,386	1,308,472	1,329,725
Avg natural gas wellhead (MMBtu/d)	530,558	535,153	569,649	593,972
Natural gas sales (MMBtu)	22,871,214	22,646,553	68,100,131	70,471,942
NGL sales (gallons) (3)	125,247,667	123,993,890	435,737,044	424,253,218

Average Pricing
Realized natural gas ($/MMBtu) (4)	$3.08	$8.15	$3.20	$8.60
Realized composite NGL ($/gallon) (4)	0.81	1.64	0.70	1.55
Natural Gas Daily WAHA ($/MMBtu)	3.08	7.68	3.20	8.59
Natural Gas Daily El Paso ($/MMBtu)	3.05	7.53	3.13	8.45
Estimated plant processing spread ($/gallon)	0.52	0.89	0.41	0.76
__________________
(1)	Cost of gas and other energy consists of natural gas and NGL purchase costs and producer and other fees.
(2)
Gross margin consists of Operating revenues less Cost of gas and other energy.  The Company believes that this measure is more meaningful for understanding and analyzing the Gathering and Processing segment’s operating results for the periods presented because commodity costs are a significant factor in the determination of the segment’s revenues.

(3)
Volumes processed by SUGS include volumes sold under various buy-sell arrangements.  For the three-month periods ended September 30, 2009 and 2008, the Company’s operating revenues and related volumes attributable to its buy-sell arrangements for natural gas totaled $8.5 million and $21.2 million, and 2,713,000 million MMBtus and 2,568,000 million MMBtus, respectively.  The Company’s operating revenues and related volumes for the three-month periods ended September 30, 2009 and 2008  attributable to its buy-sell arrangements for NGL totaled $15.3 million and $26.3 million, and 19,923,000 million gallons and 17,437,000 million gallons, respectively.  For the nine-month periods ended September 30, 2009 and 2008, the Company’s operating revenues and related volumes attributable to its buy-sell arrangements for natural gas totaled $30 million and $82 million, and 9,057,000 million MMBtus and 9,299,000 million MMBtus, respectively.  The Company’s operating revenues and related volumes for the nine-month periods ended September 30, 2009 and 2008  attributable to its buy-sell arrangements for NGL totaled $41.9 million and $104.1 million, and 63,037,000 million gallons and 71,761,000 million gallons, respectively.

(4)	Excludes impact of realized and unrealized commodity derivative gains and losses detailed in the above EBIT presentation.

Three-month period ended September 30, 2009 versus the three-month period ended September 30, 2008.  The $19.2 million EBIT reduction in the three-month period ended September 30, 2009 versus the same period in 2008 was primarily due to the following items:

•	Lower gross margin of $24.9 million primarily as the result of:
o
Lower operating revenues of $216.3 million largely attributable to lower market-driven realized average natural gas and NGL prices (unadjusted for the impact of realized and unrealized commodity derivative gains and losses) of $3.08 per MMBtu and $0.81 per gallon in the 2009 period versus $8.15 per MMBtu and $1.64 per gallon in the 2008 period, respectively;

o	Impact of lower market driven natural gas and NGL purchase costs of $177.7 million in the 2009 period versus the 2008 period;
o	Impact of $13.6 million of higher net hedging gains in the 2009 period versus the 2008 period (which includes the impact of $15.1 million of unrealized gains recorded in 2009);
o	Impact of approximate $10.6 million reduction in gross margin in 2008 resulting from damage by Hurricane Ike to the Company’s third-party NGL fractionator; and
o
Impact of approximate $4.6 million reduction in gross margin attributable to a fire on July 17, 2009 at the Keystone processing plant resulting in a production outage until August 1, 2009 and additional reduced production flow, which is expected to continue until late in the fourth quarter of 2009;

•	Higher depreciation and amortization expense of $1 million primarily attributable to a $50.7 million increase in property, plant and equipment placed in service after September 30, 2008;
•	Lower operating, maintenance and general expenses of $4.8 million primarily due to:
o	Impact of a $2.7 million bad debt reserve for receivables associated with a company that filed for bankruptcy protection in the third quarter of 2008;
o
A $1.8 million decrease in maintenance, contract services costs and other plant operating costs largely attributable to a 2009 cost reduction initiative primarily related to the Company’s variable and discretionary costs;

o	Impact of a $1.4 million provision in the third quarter of 2008 related to the settlement of the GP II Energy litigation;
o	A $1 million decrease in chemical and lubricants costs, which generally track the price of oil;
o	A $600,000 decrease in utilities costs primarily due to lower compressor fuel costs attributable to the associated declining costs of natural gas in 2009 versus 2008;
o	Lower corporate services costs of $600,000; and
o	A $4.5 million net loss in 2009 versus 2008 primarily resulting from the write-off of property and equipment damaged by the fire at the Keystone natural gas processing plant in 2009; and
•
Higher equity earnings of $2.3 million from the Company’s unconsolidated investment in Grey Ranch due to the processing plant being out of service during the third quarter of 2008 resulting from a fire at the facility in June 2008.

Nine-month period ended September 30, 2009 versus the nine-month period ended September 30, 2008.  The $72.9 million EBIT reduction in the nine-month period ended September 30, 2009 versus the same period in 2008 was primarily due to the following items:

•	Lower gross margin of $83.4 million primarily as the result of:
o
Lower operating revenues of $744.5 million largely attributable to lower market-driven realized average natural gas and NGL prices (unadjusted for the impact of realized and unrealized commodity derivative gains and losses) of $3.20 per MMBtu and $0.70 per gallon in the 2009 period versus $8.60 per MMBtu and $1.55 per gallon in the 2008 period, respectively;

o	Impact of lower market-driven natural gas and NGL purchase costs of $632.7 million in the 2009 period versus the 2008 period;
o
Impact of $29.2 million of higher  revenues from hedging activities primarily due to a net gain of $2.4 million in the  2009 period versus a net loss of $26.7 million in the 2008 period (which includes the impact of $5.6 million of unrealized losses recorded in 2009);

o	Impact of approximate $10.6 million reduction in gross margin in 2008 resulting from damage by Hurricane Ike to the Company’s third-party NGL fractionator; and
o
Impact of approximate $4.6 million reduction in gross margin attributable to a fire on July 17, 2009 at the Keystone processing plant resulting in a production outage until August 1, 2009 and additional reduced production flow, which is expected to continue until late in the fourth quarter of 2009;

•	Higher depreciation and amortization expense of $3.2 million primarily attributable to a $50.7 million increase in property, plant and equipment placed in service after September 30, 2008;
•	Lower operating, maintenance and general expenses of $10.1 million primarily due to:
o	Impact of a $2.7 million bad debt reserve for receivables associated with a company that filed for bankruptcy protection in the third quarter of 2008;
o
A $3.1 million decrease in maintenance, contract services and other plant operating costs largely attributable to a 2009 cost reduction initiative primarily related to the Company’s variable and discretionary costs;

o	A $1.7 million decrease in chemical and lubricants costs, which generally track the price of oil;
o	A $1.6 million decrease in utilities costs primarily due to lower compressor fuel costs attributable to the declining costs of natural gas in 2009 versus 2008;
o	Impact of a $1.4 million provision in the third quarter of 2008 related to the settlement of the GP II Energy litigation;
o	Lower corporate services costs of $1.1 million; and
o	A $4.5 million net loss in 2009 versus 2008 primarily resulting from the write-off of property and equipment damaged by the fire at the Keystone natural gas processing plant in 2009; and
•
Higher equity earnings of $3.5 million from the Company’s unconsolidated investment in Grey Ranch primarily due to higher volumes in 2009 versus the 2008 period resulting from an increase in capacity from 90 MMcf/d to 200 MMcf/d effective December 31, 2008 and due to a plant outage at the processing plant during the third quarter of 2008 resulting from a fire at the facility in June 2008.

Distribution Segment.  The Distribution segment is primarily engaged in the local distribution of natural gas in Missouri and Massachusetts through its Missouri Gas Energy and New England Gas Company divisions, respectively.  The Distribution segment’s operations are regulated as to rates and other matters by the regulatory commissions of the states in which each operates.  The Distribution segment’s operations have historically been sensitive to weather and seasonal in nature, with a significant percentage of annual operating revenues and EBIT occurring in the traditional winter heating season in the first and fourth calendar quarters.  However, the MPSC approved distribution rates effective April 3, 2007 for Missouri Gas Energy’s residential customers (which comprise approximately 87 percent of its total natural gas sales customers and approximately 68 percent of its gross natural gas sales revenues) that eliminate the impact of weather and conservation for residential margin revenues and related earnings in Missouri.  Continuation of this distribution rate structure for residential customers and its possible expansion into the small commercial customer class are issues presently under consideration in Missouri Gas Energy’s general rate filing pending before the MPSC.

The following table illustrates the results of operations applicable to the Company’s Distribution segment for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Distribution Segment	2009	2008	2009	2008
	(In thousands)

Net operating revenues (1)	$45,528	$43,825	$162,962	$160,585

Operating, maintenance and general	29,371	31,529	96,292	97,360
Depreciation and amortization	7,880	7,615	23,359	22,909
Taxes other than on income and revenues	3,047	2,747	9,929	8,391
Total operating income (loss)	5,230	1,934	33,382	31,925
Other income (expenses), net	(127)	(440)	3,068	(1,021)
EBIT	$5,103	$1,494	$36,450	$30,904

Operating Information:
Gas sales volumes (MMcf)	3,718	3,612	42,524	46,945
Gas transported volumes (MMcf)	5,033	5,131	18,999	20,817

Weather – Degree Days: (2)
Missouri Gas Energy service territories	43	54	2,996	3,474
New England Gas Company service territories	80	74	3,827	3,505
 ________________
(1)	Operating revenues for the Distribution segment are reported net of Cost of gas and other energy and Revenue-related taxes, which are pass-through costs.
(2)	"Degree days" are a measure of the coldness of the weather experienced. A degree day is equivalent to each degree that the daily mean temperature for a day falls below 65 degrees Fahrenheit.

Three-month period ended September 30, 2009 versus the three-month period ended September 30, 2008.  The $3.6 million EBIT improvement in the three-month period ended September 30, 2009 versus the same period in 2008 was primarily due to:
•
Higher net operating revenues of $1.7 million primarily due to a higher contribution of $2 million from New England Gas Company largely attributable to the impact of new rates associated with the $3.7 million annual rate case increase effective February 3, 2009 and colder weather in the 2009 period; and

•
Lower operating, maintenance and general expenses of $2.2 million primarily due to lower bad debt expense of $2.2 million in 2009 resulting from improved collectability on aged accounts receivables and impact of higher injuries and damages claims reserves of $1.4 million in the 2008 period primarily due to litigation, partially offset by the impact of $1 million of higher environmental reserves primarily due to $1.5 million of insurance recoveries in the 2008 period, and $400,000 of higher pension costs in 2009, which are recovered in current rates.

Nine-month period ended September 30, 2009 versus the nine-month period ended September 30, 2008.  The $5.5 million EBIT improvement in the nine-month period ended September 30, 2009 versus the same period in 2008 was primarily due to:

•
Higher other income, net, of $4.1 million primarily due to a settlement of $3.5 million with an insurance company in 2009 releasing the insurance company from certain potential future environmental claim obligations;

•
Higher net operating revenues of $2.4 million primarily due to a higher contribution of $4.6 million from New England Gas Company largely attributable to the impact of new rates associated with the $3.7 million annual rate case increase effective February 3, 2009 and colder weather in the 2009 period, partially offset by $2.2 million of lower net operating revenues at Missouri Gas Energy primarily due to the impact of warmer weather for its non-residential customers;

•
Higher taxes other than on income and revenues of $1.5 million largely attributable to $1 million of property taxes associated with natural gas inventory stored in the state of Kansas, which became assessable for property tax purposes beginning in 2009.  The Company expects an impact of $1.4 million in 2009 will result from the new property tax assessments for natural gas stored in the state of Kansas, which amount will vary as the assessment is based upon inventory balances as of each year end; and

•
Higher operating, maintenance and general expenses of $1.1 million primarily due to higher employee benefits of $2 million primarily attributable to higher pension costs of $1.3 million, which are recovered in current rates, and higher labor costs of $1.1 million largely due to salaries previously capitalized in the 2008 period, new positions filled in the 2009 period and merit and incentive increases in 2009 versus 2008, partially offset by $1.7 million of lower environmental remediation costs primarily attributable to the establishment of reserves in 2008 related to completed site investigation evaluations.

See Part I, Item 1. Financial Statements (Unaudited), Note 14 – Regulation and Rates for information related to the status of rate case filings applicable to the Distribution segment.

Corporate and Other

Three-month period ended September 30, 2009 versus the three-month period ended September 30, 2008.  The EBIT improvement of $5.2 million was primarily due to:

•	Higher legal fees of $3.7 million in the 2008 period primarily attributable to litigation; and
•	Collection of a $1.8 million settlement awarded to the Company related to the Southwest Gas litigation action filed by the Company in 2002 against former Arizona Corporation Commissioner James Irvin.

Nine-month period ended September 30, 2009 versus the nine-month period ended September 30, 2008.  The EBIT improvement of $5.4 million was primarily due to:

•	Higher legal fees of $4.9 million in the 2008 period primarily attributable to litigation;
•	A settlement of $1.9 million in March 2009 with an insurance company releasing the insurance company from certain potential future environmental claim obligations;
•	Collection of a $1.8 million settlement awarded to the Company related to the Southwest Gas litigation action filed by the Company in 2002 against former Arizona Corporation Commissioner James Irvin;
•
Lower contributions of $1.4 million from PEI Power Corporation primarily due to lower revenues of $1 million primarily attributable to lower electricity prices in 2009 and the impact of a scheduled maintenance outage during May and June 2009 and a first quarter 2009 increase of $400,000 in a reserve associated with the Company’s obligation to fund the potential shortfall in estimated future incremental tax revenues associated with the financing obtained by certain tax authorities for the development of an industrial complex; and

•	Lower interest income of $1 million in the 2009 period versus the 2008 period associated with short-term investments held by the Company.

Interest Expense

Three-month period ended September 30, 2009 versus the three-month period ended September 30, 2008.  Interest expense was $3 million lower in the three-month period ended September 30, 2009 versus the same period in 2008 primarily due to:

•	Lower interest expense of $2 million primarily due to the effect of lower LIBOR interest rates on the $465 million term loan agreement;
•
Lower interest expense of $1.6 million primarily due to the impact of the higher level of interest costs capitalized attributable to higher average capital project balances outstanding in 2009 compared to 2008;

•	Lower interest expense of $1.3 million due to the repayment of the $150 million Short-Term facility in July 2009 and lower average interest rates in 2009 versus 2008;
•	Higher other interest costs of $1.5 million primarily attributable to lower net debt premium amortization in 2009 resulting from debt retirements; and
•
Higher net interest expense of $400,000 primarily due to a higher outstanding debt balance from the $150 million 8.125% Senior Notes issued in June 2009 and the $150 million term loan issued in August 2009, partially offset by lower interest expense resulting from the repayment of the $300 million 4.80% Senior Notes in August 2008, the $125 million 6.15% Senior Notes in August 2008 and the $60.6 million 6.50% Senior Notes in July 2009.

Nine-month period ended September 30, 2009 versus the nine-month period ended September 30, 2008.  Interest expense was $7.6 million lower in the nine-month period ended September 30, 2009 versus the same period in 2008 primarily due to:

•	Lower interest expense of $7.9 million primarily due to the effect of lower LIBOR interest rates and a lower debt balance on the $465 million term loan agreement;
•
Lower interest expense of $4.4 million primarily due to the impact of the higher level of interest costs capitalized attributable to higher average capital project balances outstanding in 2009 compared to 2008;

•	Higher other interest costs of $1.9 million primarily attributable to lower net debt premium amortization in 2009 resulting from debt retirements; and
•
Higher net interest expense of $3 million primarily due to higher outstanding debt balances from the $400 million 7.00% Senior Notes issued in June 2008, the $150 million 8.125% Senior Notes issued in June 2009 and the $150 million term loan issued in August 2009, partially offset by lower interest expense resulting from the repayment of the $300 million 4.80% Senior Notes in August 2008, the $125 million 6.15% Senior Notes in August 2008 and the $60.6 million 6.50% Senior Notes in July 2009.

Federal and State Income Taxes

The Company’s income taxes were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)

Income tax expense	$19,720	$19,665	$53,170	$75,260
Effective tax rate	30%	30%	30%	30%

Three-month period ended September 30, 2009 versus the three-month period ended September 30, 2008. The $55,000 increase of federal and state income tax expense was primarily due to higher pre-tax earnings of $198,000 for the three-month period ended September 30, 2009 versus the same period in 2008.

Nine-month period ended September 30, 2009 versus the nine-month period ended September 30, 2008. The $22.1 million reduction of federal and state income tax expense was primarily due to lower pre-tax earnings of $68.2 million for the nine-month period ended September 30, 2009 versus the same period in 2008.

Preferred Stock Dividends and Loss on Extinguishment of Preferred Stock

Three-month period ended September 30, 2009 versus the three-month period ended September 30, 2008.  The $2.1 million reduction in preferred stock dividends and loss on extinguishment of preferred stock for the three-month period ended September 30, 2009 versus the same period in 2008 was due to the impact of the $2 million loss the Company recorded in the 2008 period related to its purchase of 2,482,250 depository shares representing 248,225 shares of its Preferred Stock and the reduction in related dividends of $100,000 in the 2009 period versus the 2008 period associated with the Company’s purchase of 459,999 total shares of Preferred Stock during 2008.

Nine-month period ended September 30, 2009 versus the nine-month period ended September 30, 2008.  The $7.6 million reduction in preferred stock dividends and loss on extinguishment of preferred stock for the nine-month period ended September 30, 2009 versus the same period in 2008 was due to the impact of the loss the Company recorded in the 2008 period related to its purchase of 4,401,087 depository shares representing 440,109 shares of its Preferred Stock and the reduction in related dividends of $3.5 million in the 2009 period versus the 2008 period associated with the Company’s purchase of 459,999 total shares of Preferred Stock during 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Liquidity and Capital Resources information contained herein should be read in conjunction with the related information set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources of the Company’s Form 10-K for the year ended December 31, 2008.

Cash generated from internal operations constitutes the Company’s primary source of liquidity.  The Company’s working capital deficit at September 30, 2009 is $246.9 million.  This includes $100 million and $40.5 million of other long-term debt maturing in February 2010 and April 2010, respectively.  Additional sources of liquidity for working capital purposes include the use of available credit facilities and may include various equity offerings and debt capital markets and bank financings, and proceeds from asset dispositions.  The availability and terms relating to such liquidity will depend upon various factors and conditions such as the Company’s combined cash flow and earnings, the Company’s resulting capital structure and conditions in the financial markets at the time of such offerings.

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

Sources (Uses) of Cash

	Nine months ended September 30,
	2009	2008
	(In thousands)
Cash flows provided by (used in):
Operating activities	$464,413	$373,442
Investing activities	(319,422)	(465,540)
Financing activities	(142,272)	89,468
Increase (decrease) in cash and cash equivalents	$2,719	$(2,630)

Operating activities. Cash provided by operating activities increased by $91 million in the 2009 period versus the same period in 2008.  Cash flows provided by operating activities before changes in operating assets and liabilities for the 2009 period was $346.7 million compared with $399.5 million for the 2008 period, a decrease of $52.8 million primarily resulting from lower net earnings in 2009. Changes in operating assets and liabilities provided cash of $117.8 million in the 2009 period and used cash of $26 million in the 2008 period, resulting in an increase in cash from changes in operating assets and liabilities of $143.8 million in 2009 compared to 2008.  The $143.8 million increase is primarily due to decreased inventory of $134.8 million in the Distribution segment largely attributable to decreased natural gas prices in the 2009 period and the receipt of $33.9 million more from cash settlements of commodity derivative instruments in the Gathering and Processing segment in the 2009 period versus the 2008 period, partially offset by an increase of $51.7 million of deferred gas purchases associated with the normal delay in the recovery of deferred natural gas purchase costs due to the regulatory lag in passing along such changes in natural gas purchase costs to customers.

Investing activities. The Company’s business strategy includes making prudent capital expenditures across its base of gathering, processing, transmission, storage and distribution assets and growing the businesses through the selective acquisition of assets in order to position itself favorably in the evolving natural gas markets.

Cash flows used in investing activities in the nine months ended September 30, 2009 and 2008 were $319.4 million and $465.5 million, respectively.  The $146.1 million decrease in investing cash outflows is primarily due to a $166.5 million decrease in capital expenditures in the Transportation and Storage segment in the 2009 period.

The following table presents a summary of additions to property, plant and equipment by segment, including additions related to major projects for the periods presented.

	Nine Months Ended
	September 30,
Property, Plant and Equipment Additions	2009	2008
	(In thousands)
Transportation and Storage Segment
LNG Terminal Expansions/Enhancements	$75,995	$122,474
Trunkline Field Zone Expansion	1,326	69,729
East End Enhancement	-	35,503
Compression Modernization	6,462	51,578
Other, primarily pipeline integrity, system
reliability, information technology, air
emission compliance and hurricane
expenditures	122,071	68,568
Total	205,854	347,852

Gathering and Processing Segment	29,405	52,144

Distribution Segment
Missouri Safety Program	10,259	9,873
Other, primarily system replacement
and expansion	24,253	18,987
Total	34,512	28,860

Corporate and other	24,182	7,235

Total (1)	$293,953	$436,091

_______________
(1)	Includes net period changes in capital accruals totaling $(19.2) million and $(32.7) million for the nine-month periods ended September 30, 2009 and 2008, respectively.

Principal Capital Expenditure Projects.  The Company’s capital expenditure programs through 2009 are expected to be funded primarily by cash flows from operations and financings.  The Company’s Trunkline LNG terminal infrastructure enhancement project, with a construction cost of approximately $430 million, plus capitalized interest,is currently in the final stages of the commissioning process.  Also see Part I, Item 1. Financial Statements (Unaudited), Note 12 – Commitments and Contingencies – Other Commitments and Contingencies – 2008 Hurricane Damage for a discussion related to the Company’s capital expenditure obligations resulting from damages incurred from hurricanes in the third quarter of 2008.

Potential Sea Robin Impairment.  Sea Robin, comprised primarily of offshore facilities, suffered damage related to several platforms and gathering pipelines from Hurricane Ike.  See Part I, Item 1. Financial Statements (Unaudited), Note 2 – New Accounting Principles and Other Matters – Other Matters for information related to the Company’s analysis of the Sea Robin assets for impairment as of September 30, 2009.  The Company currently estimates that $135 million of the approximately $185 million total estimated capital replacement and retirement expenditures to replace property and equipment damaged by Hurricane Ike are related to Sea Robin.  This estimate is subject to further revision as the damage assessment is ongoing as not all of Sea Robin’s facilities are back in service. The Company anticipates reimbursement from its property insurance carrier for its damages in excess of its $10 million deductible, except for certain expenditures not reimbursable under the insurance policy terms.  See Part I, Item 1. Financial Statements (Unaudited), Note 12 – Commitments and Contingencies – Other Commitments and Contingencies – 2008 Hurricane Damage for additional related information.  To the extent the Company’s capital expenditures are not recovered through insurance proceeds, its net investment in Sea Robin’s property and equipment would increase without necessarily generating additional revenues unless the incremental costs are recovered through future rate proceedings including the Hurricane surcharge filing approved by FERC in September 2009.  See Part I, Item 1. Financial Statements (Unaudited), Note 14 – Regulation and Rates – Panhandle for information related to the surcharge filing.  If the amount of Sea Robin’s insurance reimbursements are significantly reduced from the currently estimated 63 percent payout limit amount or it experiences other adverse developments incrementally impacting the Company’s related net investment or anticipated future cash flows that are not remedied through rate proceedings, the Company could potentially be required to record an impairment of its net investment in Sea Robin.

Financing activities.  Financing activities used cash flows of $142.3 million in the nine months ended September 30, 2009 and provided cash flows of $89.5 million in the same period in 2008.  The $231.7 million increase in net financing cash outflows was primarily due to a $575.7 million increase in payments under the Company’s revolving credit facilities and retirement of short-term debt obligations and $100 million of cash received by the Company from the issuances of common stock in the 2008 period, partially offset by a decrease in net issuances of long-term debt of $319.3 million and a $110.9 million cash outflow in the 2008 period for the purchase of 191,884 shares of the Company’s Preferred Stock.

Retirement of Debt Obligations

The Company repaid its $60.6 million 6.50% Senior Notes which matured in July 2009 using a portion of the proceeds from the $150 million 8.125% Senior Notes.  The Company also prepaid the $150 million Short-Term Facility in July 2009 using borrowings under its Credit Facilities, in anticipation of closing on the 2009 Term Loan, which occurred on August 5, 2009.  The Company has $100 million 6.089% Senior Notes maturing in February 2010 and $40.5 million 8.25% Senior Notes maturing in April 2010, which the Company plans to retire upon maturity by utilizing some combination of cash flows from operations, draw downs under existing Credit Facilities and altering the timing of controllable cash flows, among other things.  The Company believes that it will have sufficient liquidity under its Credit Facilities to redeem the total $140.5 million of debt coming due in 2010.

Floating-Rate Debt Obligations

The Company has $420 million available under its committed credit facilities.  As of October 30, 2009, there was a balance of $80 million outstanding under the Company’s credit facilities, with an effective interest rate of 0.88 percent.

As of October 30, 2009, the interest rates on the $465 million term loan and the $150 million term loan were 0.79 percent and 4.0 percent, respectively.

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

Florida Gas intervened in the FPSC proceeding to oppose approval of the Florida EnergySecure intrastate pipeline, and Florida Gas representatives offered testimony in hearings before the FPSC on July 27-28, 2009.  On October 6, 2009, the FPSC voted unanimously to deny approval for the Florida EnergySecure pipeline project.  On October 28, 2009, FPSC issued its final order denying the petition for determination of need and directed FPL to re-bid the project.

In addition, as part of its original proposal, FPL entered into a non-binding letter of intent with an affiliate of El Paso to negotiate, on an exclusive basis, definitive agreements for the provision by such El Paso affiliate of upstream transportation for the Florida EnergySecure pipeline.  Florida Gas had also participated in FPL’s RFP process for the project.  The Company, Citrus and Florida Gas, on the one hand, and El Paso, which owns a 50% interest in Citrus, on the other hand, have a pending disagreement concerning the El Paso affiliate’s bid on such project.

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

See Part I, Item I. Financial Statements (Unaudited), Note 14 – Regulation and Rates for additional information related to the Company’s rate matters.

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

Interest Rate Risk

The Company is subject to the risk of loss associated with movements in market interest rates.  The Company manages this risk through the use of fixed-rate debt, floating-rate debt and interest rate swaps.  Fixed-rate swaps are used to reduce the risk of increased interest costs during periods of rising interest rates.  Floating-rate swaps are used to convert the fixed rates of long-term borrowings into short-term variable rates.  At September 30, 2009, the interest rate on 86 percent of the Company’s long-term debt was fixed after considering the impact of interest rate swaps.

At September 30, 2009, $19 million is included in Derivative instruments – liabilities, and $16.8 million is included in Deferred credits in the unaudited interim Condensed Consolidated Balance Sheet related to the fixed-rate interest rate swaps on the $455 million Term Loan due 2012.

At September 30, 2009, a 100 basis point move in the annual interest rate on all outstanding floating-rate long-term and short-term debt would increase the Company’s interest payments by approximately $492,000 for each month during which such increase continued.  If interest rates changed significantly, the Company would take actions to manage its exposure to the change.  No change has been assumed, as a specific action and the possible effects are uncertain.

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

The change in exposure to loss in earnings and cash flow related to interest rate risk for the nine-month period ended September 30, 2009 is not material to the Company.

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

To manage its commodity price risk related to natural gas and NGL, the Company may use a combination of (i) natural gas puts, price swaps and basis swaps, (ii) NGL processing spread puts and swaps and (iii) other exchange-traded futures and options.  These derivative instruments allow the Company to preserve value and protect margins because changes in the value of the derivative instruments are highly effective in offsetting changes in physical market commodity prices and reducing basis risk.  Basis risk exists primarily due to price differentials between cash market delivery locations and futures contract delivery locations.

The Company realizes NGL and/or natural gas volumes from the contractual arrangements associated with the gas treating and processing services it provides.  Forecasted NGL and/or natural gas volumes compared to the actual volumes sold and the effectiveness of the associated economic hedges utilized by the Company can be unfavorably impacted by:

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

The following table summarizes SUGS' principal commodity derivative instruments as of September 30, 2009 (all instruments are settled monthly), which were developed based upon operating conditions and expected equity (Company-owned) natural gas and NGL sales volumes.

		Average				Fair Value
		Fixed Price	Volumes (MMBtu/d)			of Assets
Instrument Type	Index	(per MMBtu)	2009 (3)	2010 (3)	2011 (3)	(Liabilities) (4)
						(In thousands)
Natural Gas - Cash Flow Hedges (1)
Receive-fixed swap	Gas Daily - Waha	$6.69	22,100	-	-	$4,485
Receive-fixed swap	Gas Daily - Waha	$5.33	-	24,863	-	(4,719)
Receive-fixed swap	Gas Daily - Waha	$6.14	-	-	11,050	(1,127)
Receive-fixed swap	Gas Daily - El Paso Permian	$6.69	17,900	-	-	3,632
Receive-fixed swap	Gas Daily - El Paso Permian	$5.33	-	20,137	-	(3,822)
Receive-fixed swap	Gas Daily - El Paso Permian	$6.14	-	-	8,950	(913)
		Total	40,000	45,000	20,000	$(2,464)

Processing Spread - Economic Hedges (2)
Receive-fixed swap	Gas Daily - Waha (natural gas)
	OPIS - Mt. Belvieu (NGL)	$7.18	19,338	-	-	$2,653
Receive-fixed swap	Gas Daily - Waha (natural gas)
	OPIS - Mt. Belvieu (NGL)	$4.98	-	11,050	-	2,261
Receive-fixed swap	Gas Daily - El Paso Permian (natural gas)
	OPIS - Mt. Belvieu (NGL)	$7.18	15,662	-	-	2,149
Receive-fixed swap	Gas Daily - El Paso Permian (natural gas)
	OPIS - Mt. Belvieu (NGL)	$4.98	-	8,950	-	1,831
		Total	35,000	20,000	-	$8,894
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

(3)	All volumes are applicable to the period October 1, 2009 to December 31, 2009, January 1, 2010 to December 31, 2010 and January 1, 2011 to December 31, 2011, as applicable.
(4)
See Part I, Item 1. Financial Statements (Unaudited), Note 10 – Derivative Instruments and Hedging Activities – Commodity Contracts – Gathering and Processing Segment for additional related information.

At September 30, 2009, excluding the effects of hedging and assuming normal operating conditions, the Company estimates that a change in price of $0.01 per gallon of NGL and $1.00 per MMBtu of natural gas would impact annual gross margin by approximately $1.6 million and $3 million, respectively.  Such commodity price risk estimates do not include any effect on demand for the Company’s services that may be caused by, or arise in conjunction with, price changes.  For example, a change in the gross processing spread may cause some ethane to be sold in the natural gas stream, impacting gathering and processing margins, natural gas deliveries and NGL volumes shipped.

Transportation and Storage Segment.  The Company is exposed to some commodity price risk with respect to natural gas used in operations by its interstate pipelines.  Specifically, the pipelines receive natural gas from customers for use in operating compression to move the customers’ gas.  Additionally, the pipelines may have to settle system imbalances when customers’ actual receipts and deliveries do not match.  When the amount of natural gas utilized in operations by the pipelines differs from the amounts provided by customers, the pipelines may use natural gas from inventory or may have to buy or sell natural gas to cover these or other operational needs, resulting in commodity price risk exposure to the Company.  In addition, there is other indirect exposure to the extent commodity price changes affect customer demand for and utilization of transportation and storage services provided by the Company.  At September 30, 2009, there were no hedges in place in respect to natural gas price risk associated with the Company’s interstate pipeline operations.

Distribution Segment.  The Company enters into pay-fixed natural gas price swaps to mitigate price volatility of purchased natural gas passed through to customers in the Distribution segment. The cost of the derivative products and the settlement of the respective obligations are recorded through the gas purchase adjustment clause as authorized by the applicable regulatory authority and therefore do not impact earnings. The fair values of the contracts are recorded as an adjustment to a regulatory asset or liability in the unaudited interim Condensed Consolidated Balance Sheet.  As of September 30, 2009 and December 31, 2008, the fair values of the contracts, which expire at various times through December 2011, are included in the unaudited interim Condensed Consolidated Balance Sheet as liabilities, with matching adjustments to deferred cost of gas of $45.3 million and $92.7 million, respectively.

ITEM 4.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Southern Union has established disclosure controls and procedures to ensure that information required to be disclosed by the Company, including consolidated entities, in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  The Company performed an evaluation under the supervision and with the participation of management, including its CEO and CFO, and with the participation of personnel from its Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on that evaluation, Southern Union’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Controls.

Management’s assessment of internal control over financial reporting as of December 31, 2008 was included in Southern Union’s Annual Report on Form 10-K filed on February 26, 2009.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases during the three months ended September 30, 2009 made by Southern Union or any “affiliated purchaser” of Southern Union (as defined in Rule 10b-18(a)(3)) of equity securities that are registered pursuant to Section 12 of the Exchange Act.

	Total Number of	Average Price
Period	Shares Purchased (1)	Paid per Share
July 1, 2009 through July 31, 2009	5,532	$17.53
August 1, 2009 through August 31, 2009	41	19.55
September 1, 2009 through September 30, 2009	4,230	20.39
Total	9,803	$18.78
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

ITEM 3.  Defaults Upon Senior Securities.

N/A

ITEM 4.  Submission of Matters to a Vote of Security Holders.

N/A

ITEM 5.  Other Information.

All information required to be reported on Form 8-K for the quarter ended September 30, 2009 was appropriately reported.

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

10(i)
First Amendment to Indemnification Agreement, dated as of August 31, 2009, between Southern Union Company and Eric D. Herschmann (Filed as Exhibit 10.1 to Southern Union's Current Report on Form 8-K filed on August 31, 2009 and incorporated herein by reference.)

10(j)
Southern Union Company 1992 Long-Term Stock Incentive Plan, as Amended. (Filed as Exhibit 10(l) to Southern Union’s Annual Report on Form 10-K for the year ended June 30, 1998 and incorporated herein by reference.) *

10(k)
Southern Union Company Director's Deferred Compensation Plan.  (Filed as Exhibit 10(g) to Southern Union's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.)

10(l)
First Amendment to Southern Union Company Director’s Deferred Compensation Plan, effective April 1, 2007. (Filed as Exhibit 10(h) to Southern Union Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.)

10(m)	Southern Union Company Amended Supplemental Deferred Compensation Plan with Amendments. (Filed as Exhibit 4 to Southern Union’s Form S-8 filed May 27, 1999 and incorporated herein by reference.) *

10(n)
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

10(q)
Second Amended and Restated Southern Union Company 2003 Stock and Incentive Plan. (Filed as Exhibit 4 to Form S-8, SEC File No. 333-138524, filed on November 8, 2006 and incorporated herein by reference.) *

10(r)
Third Amended and Restated Southern Union Company 2003 Stock and Incentive Plan.  (Filed as Appendix I to Southern Union Company’s proxy statement on Schedule 14A filed on April 16, 2009 and incorporated herein by reference.) *

10(s)
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
Employment Agreement between Southern Union Company and Richard N. Marshall, dated as of August 28, 2008.  (Filed as Exhibit 10(j) to Southern Union Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.) *

10(y)
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
              herein by reference.)

10(ab)   By-Laws of Citrus Corp., filed herewith.  (Filed as Exhibit 10(r) to Southern Union’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.)

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

SOUTHERN UNION COMPANY
(Registrant)

Date: November 5, 2009	By /s/ GEORGE E. ALDRICH
George E. Aldrich Senior Vice President and Controller (authorized officer and principal accounting officer)