Form 10-Q
period 2010-03-31
SOUTHERN UNION CO
filed 2010-05-07
CIK 203248

    UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
____________________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended

March 31, 2010

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
Yes       No  ✓

The number of shares of the registrant's Common Stock outstanding on April 30, 2010 was 124,474,083.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
FORM 10-Q
March 31, 2010

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
Trunkline                                 Trunkline Gas Company, LLC
Trunkline LNG                        Trunkline LNG Company, LLC

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except per share amounts)

Operating revenues (Note 13)	$758,994	$683,863

Operating expenses:
Cost of gas and other energy	439,009	380,062
Operating, maintenance and general	113,885	128,677
Depreciation and amortization	55,194	52,470
Revenue-related taxes	17,042	17,206
Taxes, other than on income and revenues	14,586	13,741
Total operating expenses	639,716	592,156

Operating income	119,278	91,707

Other income (expenses):
Interest expense	(50,876)	(48,370)
Earnings from unconsolidated investments	18,578	16,573
Other, net	289	5,962
Total other income (expenses), net	(32,009)	(25,835)

Earnings before income taxes	87,269	65,872

Federal and state income tax expense (Note 9)	30,809	19,615

Net earnings	56,460	46,257

Preferred stock dividends	(2,171)	(2,171)

Net earnings available for common stockholders	$54,289	$44,086

Net earnings available for common stockholders per share:
Basic	$0.44	$0.36
Diluted	0.43	0.36

Dividends declared on common stock per share	$0.15	$0.15

Weighted average shares outstanding (Note 4):
Basic	124,416	124,045
Diluted	125,160	124,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS

	March 31,	December 31,
	2010	2009
	(In thousands)
Current assets:
Cash and cash equivalents	$3,625	$10,545
Accounts receivable, net of allowances of
$3,953 and $1,874, respectively	291,491	277,661
Accounts receivable – affiliates	9,082	10,387
Inventories (Note 3)	153,024	290,031
Deferred natural gas purchases	102,698	88,421
Natural gas imbalances - receivable	116,862	127,284
Prepayments and other assets	46,621	57,024
Total current assets	723,403	861,353

Property, plant and equipment:
Plant in service	6,765,610	6,260,188
Construction work in progress	103,253	531,710
	6,868,863	6,791,898
Less accumulated depreciation and amortization	(1,230,110)	(1,162,685)
Net property, plant and equipment	5,638,753	5,629,213

Deferred charges:
Regulatory assets	71,047	72,304
Deferred charges	65,212	60,995
Total deferred charges	136,259	133,299

Unconsolidated investments (Note 5)	1,358,815	1,340,048

Goodwill	89,227	89,227

Other	21,826	21,934

Total assets	$7,968,283	$8,075,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

STOCKHOLDERS' EQUITY AND LIABILITIES

	March 31,	December 31,
	2010	2009
	(In thousands)
Stockholders’ equity:
Common stock, $1 par value; 200,000 shares authorized;
125,634 and 125,569 shares issued, respectively	$125,634	$125,569
Preferred stock, no par value; 6,000 shares authorized;
460 and 460 shares issued, respectively	115,000	115,000
Premium on capital stock	1,908,880	1,905,293
Less treasury stock: 1,175 and 1,171
shares, respectively, at cost	(29,196)	(29,109)
Less common stock held in trust: 572
and 659 shares, respectively	(10,263)	(11,769)
Deferred compensation plans	10,263	11,769
Accumulated other comprehensive loss	(38,767)	(56,505)
Retained earnings	445,322	409,698
Total stockholders' equity	2,526,873	2,469,946

Long-term debt obligations (Note 7)	3,422,331	3,421,236

Total capitalization	5,949,204	5,891,182

Current liabilities:
Long-term debt due within one year (Note 7)	40,500	140,500
Notes payable	124,753	80,000
Accounts payable and accrued liabilities	229,395	246,394
Federal, state and local taxes payable	14,187	4,293
Accrued interest	58,373	40,061
Natural gas imbalances - payable	209,335	322,200
Derivative instruments (Notes 10 and 11)	89,472	97,008
Asset retirement obligations	46,302	45,971
Other	63,463	77,928
Total current liabilities	875,780	1,054,355

Deferred credits	201,257	223,950

Accumulated deferred income taxes	942,042	905,587

Commitments and contingencies (Note 12)

Total stockholders' equity and liabilities	$7,968,283	$8,075,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Cash flows provided by (used in) operating activities:
Net earnings	$56,460	$46,257
Adjustments to reconcile net earnings to net cash flows
provided by operating activities:
Depreciation and amortization	55,194	52,470
Deferred income taxes	33,689	14,634
Provision for bad debts	840	1,611
Unrealized loss on commodity derivatives	5,667	15,218
Share-based compensation expense	2,144	1,772
Earnings from unconsolidated investments	(18,578)	(16,573)
Changes in operating assets and liabilities	31,794	121,341
Net cash flows provided by operating activities	167,210	236,730
Cash flows provided by (used in) investing activities:
Additions to property, plant and equipment	(87,207)	(119,974)
Plant retirements and other	1,568	1,409
Net cash flows used in investing activities	(85,639)	(118,565)
Cash flows provided by (used in) financing activities:
Increase (decrease) in book overdraft	(9,056)	1,923
Issuance of long-term debt	1,050	42
Renewal cost for credit facilities	(5,831)	-
Dividends paid on common stock	(18,657)	(18,600)
Dividends paid on preferred stock	(2,171)	(2,171)
Repayment of long-term debt obligation	(100,000)	-
Net (payments) borrowings under credit facilities	44,753	(97,917)
Other	1,421	(231)
Net cash flows used in financing activities	(88,491)	(116,954)
Change in cash and cash equivalents	(6,920)	1,211
Cash and cash equivalents at beginning of period	10,545	4,318
Cash and cash equivalents at end of period	$3,625	$5,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)

	Common	Preferred	Premium		Common	Deferred	Accumulated		Total
	Stock,	Stock,	on	Treasury	Stock	Compen-	Other		Stock-
	$1 Par	No Par	Capital	Stock,	Held	sation	Comprehensive	Retained	holders'
	Value	Value	Stock	at cost	In Trust	Plans	Loss	Earnings	Equity
	(In thousands)

Balance December 31, 2009	$125,569	$115,000	$1,905,293	$(29,109)	$(11,769)	$11,769	$(56,505)	$409,698	$2,469,946
Comprehensive income:
Net earnings	-	-	-	-	-	-	-	56,460	56,460
Net change in other
comprehensive income (Note 6)	-	-	-	-	-	-	17,738	-	17,738
Comprehensive income									74,198
Preferred stock dividends	-	-	-	-	-	-	-	(2,171)	(2,171)
Common stock dividends declared	-	-	-	-	-	-	-	(18,665)	(18,665)
Share-based compensation	-	-	2,144	-	-	-	-	-	2,144
Restricted stock issuances	8	-	441	-	-	-	-	-	449
Exercise of stock options and SARs	57	-	1,002	(87)	-	-	-	-	972
Contributions to Trust	-	-	-	-	(186)	186	-	-	-
Disbursements from Trust	-	-	-	-	1,692	(1,692)	-	-	-
Balance March 31, 2010	$125,634	$115,000	$1,908,880	$(29,196)	$(10,263)	$10,263	$(38,767)	$445,322	$2,526,873

The Company’s common stock is $1 par value.  Therefore, the change in Common Stock, $1 par value, is equivalent to the change in the number of shares of common stock issued.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q.  These statements do not include all of the information and annual note disclosures required by GAAP, and should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2009, which are included in the Company’s Form 10-K filed with the SEC.  The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and reflect adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim period.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  Due to the seasonal nature of the Company’s operations, the results of operations and cash flows for any interim period are not necessarily indicative of the results that may be expected for the full year.  Certain reclassifications have been made to the prior year’s condensed financial statements to conform to the current year presentation.

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

2. New Accounting Principles and Other Matters

Accounting Standards Recently Adopted.

In June 2009, the FASB issued authoritative guidance that changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly affect the entity’s economic performance.  The guidance is effective as of the beginning of the first annual reporting period, and for interim periods within that first period, after November 15, 2009, with early adoption prohibited.  This guidance did not materially impact the Company’s consolidated financial statements.

In January 2010, the FASB issued authoritative guidance to improve disclosure requirements related to fair value measurements.  This guidance requires new disclosures associated with the three tier fair value hierarchy for transfers in and out of Levels 1 and 2 and for activity within Level 3.  It also clarifies existing disclosure requirements related to the level of disaggregation and disclosures about certain inputs and valuation techniques.  This guidance is effective for interim or annual financial periods beginning after December 15, 2009, except for the disclosures related to activity within Level 3, which is effective for interim or annual financial periods beginning after December 15, 2010.  This guidance did not materially impact the Company’s consolidated financial statements.

Other Matters.

Asset Impairment.  An impairment loss is recognized when the carrying amount of a long-lived asset used in operations is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.

A long-lived asset is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  The long-lived assets of Sea Robin were evaluated as of December 31, 2009 because indicators of potential impairment were evident primarily due to the impacts associated with Hurricane Ike and due to reductions in the estimated payout from the Company’s insurance carrier for reimbursable expenditures for the repair, retirement or replacement of the Company’s property, plant and equipment damaged by Hurricane Ike.  The analysis as of December 31, 2009 indicated no recoverability issues were evident.  As there were no indicators of potential impairment in the first quarter of 2010, the impairment test was not performed as of March 31, 2010.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.  Inventories

In the Transportation and Storage segment, inventories consist of natural gas held for operations and materials and supplies, both of which are stated at the lower of weighted average cost or market, while natural gas owed back to customers is valued at market.  The natural gas held for operations that the Company does not expect to consume in its operations in the next twelve months is reflected in non-current assets.

In the Gathering and Processing segment, inventories consist of non-fractionated Y-grade NGL and materials and supplies, both of which are stated at the lower of weighted average cost or market.  Materials and supplies are primarily comprised of compressor components and parts.

In the Distribution segment, inventories consist of natural gas in underground storage and materials and supplies.  The natural gas inventory carrying value is stated at weighted average cost and is not adjusted to a lower market value because, pursuant to purchased natural gas adjustment clauses, actual natural gas costs are recovered in customers’ rates.  Materials and supplies inventory is also stated at weighted average cost.

The following table sets forth the components of inventory at the dates indicated.

	Transportation & Storage	Gathering & Processing	Distribution	Total
At March 31, 2010		(In thousands)
Current
Natural gas (1)	$98,912	$-	$18,685	$117,597
Materials and supplies	15,931	8,872	3,977	28,780
NGL (2)	-	6,647	-	6,647
Total Current	114,843	15,519	22,662	153,024

Non-Current
Natural gas (1)	7,851	-	-	7,851

	$122,694	$15,519	$22,662	$160,875

At December 31, 2009
Current
Natural gas (1)	$198,712	$-	$56,125	$254,837
Materials and supplies	15,995	9,307	3,926	29,228
NGL (2)	-	5,966	-	5,966
Total Current	214,707	15,273	60,051	290,031

Non-Current
Natural gas (1)	8,831	-	-	8,831

	$223,538	$15,273	$60,051	$298,862
____________________
(1)
Natural gas volumes held for operations in the Transportation and Storage segment at March 31, 2010 and December 31, 2009 were 23,705,000 MMBtu and 35,039,000 MMBtu, respectively.  Natural gas volumes in the Distribution segment at March 31, 2010 and December 31, 2009 were 3,708,000 MMBtu and 11,742,000 MMBtu, respectively.

(2)	NGL at March 31, 2010 and December 31, 2009 was 7,895,000 gallons and 6,680,000 gallons, respectively.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. Earnings per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding during each period.  Diluted earnings per share is computed based on the weighted average number of common shares outstanding during each period, increased by common stock equivalents from stock options, restricted stock and SARs.  A reconciliation of the shares used in the basic and diluted earnings per share calculations is shown in the following table for the periods presented.

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)

Weighted average shares outstanding - Basic	124,416	124,045
Add assumed vesting of restricted stock	94	27
Add assumed exercise of stock options and SARs	650	3
Weighted average shares outstanding - Diluted	125,160	124,075

The table below includes information related to stock options and SARs that were outstanding but have been excluded from the computation of weighted-average stock options due to the exercise price exceeding the weighted-average market price of the Company’s common shares.

	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except per share amounts)

Options excluded	762	1,564
Exercise price of options excluded	$24.06 - $28.48	$14.65 - $28.48
SARs excluded	386	399
Exercise price ranges of SARs excluded	$28.07 - $28.48	$28.07 - $28.48
Weighted-average market price	$23.76	$13.67

5. Unconsolidated Investments

The following table summarizes the Company’s unconsolidated equity investments at the dates indicated.

	March 31,	December 31,
	2010	2009
	(In thousands)

Citrus	$1,328,142	$1,310,765
Other	30,673	29,283
	$1,358,815	$1,340,048

Equity Investments.  Unconsolidated investments at March 31, 2010 and December 31, 2009 included the Company’s 50 percent, 50 percent, 29 percent and 49.9 percent investments in Citrus, Grey Ranch, Lee 8 Partnership and PEI II, LLC, respectively.  The Company accounts for these investments using the equity method.  The Company’s share of net earnings or loss from these equity investments is recorded in Earnings from unconsolidated investments in the unaudited interim Condensed Consolidated Statement of Operations.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth summarized financial information for the Company’s equity investments for the periods presented.

	Three Months Ended March 31,
	2010		2009
	Citrus	Other	Citrus	Other
		(In thousands)

Revenues	$114,139	$5,861	$111,442	$5,390
Operating income	52,371	3,185	54,594	1,910
Net earnings	29,627	3,169	26,422	1,896

Citrus

Dividends.  Citrus did not pay dividends to the Company during the three-month periods ended March 31, 2010 and 2009.

Contingent Matters Potentially Impacting Southern Union Through the Company’s Investment in Citrus

Florida Gas Phase VIII Expansion.  In November 2009, FERC approved Florida Gas’ certificate application to construct an expansion, which will increase its natural gas capacity into Florida by approximately 820 MMcf/d (Phase VIII Expansion).  Florida Gas anticipates an in-service date in the spring of 2011, at a currently estimated cost of approximately $2.4 billion, including capitalized equity and debt costs.  Approximately $961 million of capital costs have been recorded as of March 31, 2010.  To date, Florida Gas has entered into firm transportation service agreements with shippers for 25-year terms accounting for approximately 74 percent of the available expansion capacity.  The potential shipper election, which would have increased the contracted capacity to 83 percent, was not exercised.

Prior to the in-service date of the Phase VIII Expansion project, the Company expects to make estimated equity contributions to Citrus in a total amount of $150 million to $250 million, with its 50 percent equity partner in Citrus making matching contributions.  The Company and its equity partner in Citrus also do not plan to take any cash dividends from Citrus until after the Phase VIII Expansion project is in service.

Florida Gas Rate Filing.  Florida Gas filed a rate case with FERC on October 1, 2009.Pursuant to a FERC order on rehearing and Florida Gas' motion filing, on April 15, 2010, Florida Gas refiled its rates to be effective April 1, 2010 to remove certain estimated plant expenditures not in service by February 28, 2010, which reduced the annual cost of service originally filed by approximately $28 million to $551.6 million.  Florida Gas has recorded actual revenues of approximately $511 million for the twelve-month period ended March 31, 2010 under its previously existing rates.    The new rates went into effect on April 1, 2010, subject to refund pending the final outcome of the rate proceeding.   Several parties have intervened and protested Florida Gas’ rate case filing.  A hearing is currently scheduled for August 2010.

Florida Gas Pipeline Relocation Costs.  The FDOT/FTE has various turnpike/State Road 91 widening projects that have impacted or may, over time, impact one or more of Florida Gas’ mainline pipelines located in FDOT/FTE rights-of-way.  Several FDOT/FTE projects are the subject of litigation in Broward County, Florida.  The trial date has been moved from May 4, 2010 to July 13, 2010.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.  Comprehensive Income (Loss)

The table below provides an overview of changes in Comprehensive income (loss) for the periods presented.

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)

Net Earnings	$56,460	$46,257
Changes in Other Comprehensive Income (Loss):
Change in fair value of interest rate hedges, net of tax of $(2,306)
and $(415), respectively	(3,430)	(618)
Reclassification of unrealized loss on interest rate hedges
into earnings, net of tax of $2,304 and $1,612, respectively	3,446	2,429
Change in fair value of commodity hedges, net of tax of $10,003
and $4,588, respectively	17,751	8,142
Reclassification of unrealized gain on commodity hedges
into earnings, net of tax of $(442) and $(3,967), respectively	(785)	(7,040)
Reclassification of net actuarial loss and prior service credit relating to pension and other postretirement benefits into
earnings, net of tax of $551 and $736, respectively	720	972
Change in other comprehensive income (loss) from equity
investments, net of tax of $22 and $0, respectively	36	-
Total other comprehensive income (loss)	17,738	3,885
Total comprehensive income	$74,198	$50,142

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Debt Obligations

The following table sets forth the debt obligations of Southern Union and applicable units of Panhandle under their respective notes and bonds at the dates indicated.

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Long-Term Debt Obligations:

Southern Union:
7.60% Senior Notes due 2024	$359,765	$399,134	$359,765	$389,820
8.25% Senior Notes due 2029	300,000	350,664	300,000	337,800
7.24% to 9.44% First Mortgage Bonds
due 2020 to 2027	19,500	22,024	19,500	21,403
6.089% Senior Notes due 2010	-	-	100,000	100,250
7.20% Junior Subordinated Notes due 2066	600,000	564,000	600,000	510,000
Term Loan due 2011	150,000	151,872	150,000	150,178
Note Payable	8,775	8,775	7,725	7,725
	1,438,040	1,496,469	1,536,990	1,517,176

Panhandle:
6.05% Senior Notes due 2013	250,000	270,303	250,000	269,733
6.20% Senior Notes due 2017	300,000	318,780	300,000	319,455
8.125% Senior Notes due 2019	150,000	178,925	150,000	173,111
8.25% Senior Notes due 2010	40,500	40,500	40,500	41,143
7.00% Senior Notes due 2029	66,305	70,716	66,305	69,866
7.00% Senior Notes due 2018	400,000	445,804	400,000	434,560
Term Loans due 2012	815,391	781,453	815,391	758,108
Net premiums on long-term debt	2,595	2,595	2,550	2,550
	2,024,791	2,109,076	2,024,746	2,068,526

Total Long-Term Debt Obligations	3,462,831	3,605,545	3,561,736	3,585,702

Credit Facilities	124,753	124,717	80,000	78,968

Total consolidated debt obligations	3,587,584	$3,730,262	3,641,736	$3,664,670
Less current portion of long-term debt	40,500		140,500
Less short-term debt	124,753		80,000
Total long-term debt	$3,422,331		$3,421,236

The fair value of the Company’s term loans and credit facilities as of March 31, 2010 and December 31, 2009 were determined using the market approach, which utilized reported recent loan transactions for parties of similar credit quality and remaining life, as there is no active secondary market for loans of that type and size.

The fair value of the Company’s other long-term debt as of March 31, 2010 and December 31, 2009 was also determined using the market approach, which utilized observable market data to corroborate the estimated credit spreads and prices for the Company’s non-bank long-term debt securities in the secondary market.  Those valuations were based in part upon the reported trades of the Company’s non-bank long-term debt securities where available and the actual trades of debt securities of similar credit quality and remaining life where no secondary market trades were reported for the Company’s non-bank long-term debt securities.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Retirement of 2010 Debt Obligations

The Company repaid the $100 million 6.089% Senior Notes in February 2010 and the $40.5 million 8.25% Senior Notes in April 2010 primarily using draw downs under the credit facilities.

8. Employee Benefits

Components of Net Periodic Benefit Cost. The net periodic benefit cost of the Company’s pension and postretirement benefit plans for the periods presented include the components noted in the tables below.

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
	(In thousands)

Service cost	$767	$738	$793	$749
Interest cost	2,510	2,524	1,410	1,348
Expected return on plan assets	(2,337)	(2,070)	(1,042)	(772)
Prior service cost (credit) amortization	138	138	(412)	(317)
Actuarial (gain) loss amortization	1,997	2,101	(450)	(212)
Sub-total	3,075	3,431	299	796
Regulatory adjustment (1)	105	(125)	666	666
Net periodic benefit cost	$3,180	$3,306	$965	$1,462
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

9. Taxes on Income

The following table summarizes the Company’s income taxes for the periods presented.

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)

Income tax expense	$30,809	$19,615
Effective tax rate	35%	30%

In March 2010, the Patient Protection and Affordable Care Act (PPACA) and the Health Care and Education Reconciliation Act of 2010 were signed into law.  The PPACA changed the tax treatment of federal Medicare Part D subsidies paid to sponsors of retiree health benefit plans.  As a result of this legislation, the Company’s tax deduction associated with retiree health benefit plans will be reduced by Medicare Part D subsidies received in tax years beginning after December 31, 2012. Accordingly, the Company recorded $4.2 million of additional tax expense in the first quarter of 2010, resulting in an increase to the EITR for the first quarter of 2010.

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

Interest Rate Swaps.  As of March 31, 2010, the Company had outstanding pay-fixed interest rate swaps with a total notional amount of $455 million applicable to the 2012 Term Loan.  These interest rate swaps are accounted for as cash flow hedges, with the effective portion of changes in their fair value recorded in Accumulated other comprehensive loss and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impact earnings.  As of March 31, 2010, approximately $11.9 million of net after-tax losses in Accumulated other comprehensive loss related to these interest rate swaps is expected to be amortized into Interest expense during the next twelve months.  Any ineffective portion of the cash flow hedge is reported in current-period earnings.

Treasury Rate Locks.  As of March 31, 2010, the Company had no outstanding treasury rate locks.  However, certain of its treasury rate locks that settled in prior periods are associated with interest payments on outstanding long-term debt.  These treasury rate locks are accounted for as cash flow hedges, with the effective portion of their settled value recorded in Accumulated other comprehensive loss and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impact earnings.  As of March 31, 2010, approximately $571,000 of net after-tax losses in Accumulated other comprehensive loss related to these treasury rate locks will be amortized into Interest expense during the next twelve months.

Commodity Contracts – Gathering and Processing Segment

The Company enters into natural gas price swaps and NGL processing spread swaps to manage its exposure to changes in margin on forecasted sales of natural gas and NGL volumes resulting from movements in market commodity prices.

Natural Gas Price Swaps.  As of March 31, 2010, the Company had outstanding receive-fixed natural gas price swaps with a total notional amount of 12,375,000 MMBtus and 9,125,000 MMBtus for the remainder of 2010 and 2011, respectively.   These natural gas price swaps are accounted for as cash flow hedges, with the effective portion of changes in their fair value recorded in Accumulated other comprehensive loss and reclassified into Operating revenues in the same periods during which the forecasted natural gas sales impact earnings.  As of March 31, 2010, approximately $10.6 million of net after-tax gains in Accumulated other comprehensive loss related to these natural gas price swaps is expected to be amortized into Operating revenues during the next twelve months.  Any ineffective portion of the cash flow hedge is reported in current-period earnings.

NGL Processing Spread Swaps.  As of March 31, 2010, the Company had outstanding receive-fixed NGL processing spread swaps with a total notional amount of 11,000,000 MMBtu and 9,125,000 MMBtu equivalents for the remainder of 2010 and 2011, respectively.  These processing spread swaps are accounted for as economic hedges, with changes in their fair value recorded in Operating revenues.

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

Natural Gas Price Swaps.  As of March 31, 2010, the Company had outstanding pay-fixed natural gas price swaps with total notional amounts of 14,780,000 MMBtus, 13,710,000 MMBtus and 290,000 MMBtus for the remainder of 2010, 2011 and 2012, respectively.  These natural gas price swaps are accounted for as economic hedges, with changes in their fair value recorded to Deferred natural gas purchases.

Summary Financial Statement Information

The following table summarizes the fair value amounts of the Company’s asset derivative instruments and their location reported in the Condensed Consolidated Balance Sheet at the dates indicated.

Balance Sheet		Fair Value (1)
Location		March 31, 2010	December 31, 2009
		(In thousands)
Cash Flow Hedges:
Commodity contracts - Gathering and Processing:
Natural gas price swaps	Derivative instruments-liabilities	$16,474	$-
Deferred credits		6,241	314
		$22,715	$314
Economic Hedges:
Commodity contracts - Gathering and Processing:
NGL processing spread swaps	Deferred credits	$371	$-
Other derivative instruments	Prepayments and other assets	2	5
Derivative instruments-liabilities		113	166

Commodity contracts - Distribution:
Natural gas price swaps	Derivative instruments-liabilities	-	582
Deferred credits		15	15
		$501	$768
Other:
Commodity contracts - Gathering and Processing:
Other derivative instruments	Prepayments and other assets	$540	$162

Total		$23,756	$1,244
_____________
(1)	See Note 11 – Fair Value Measurement for information related to the framework used by the Company to measure the fair value of its derivative instruments as of March 31, 2010.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the fair value amounts of the Company’s liability derivative instruments and their location reported in the Condensed Consolidated Balance Sheet at the dates indicated.

Balance Sheet		Fair Value (1)
Location		March 31, 2010	December 31, 2009
		(In thousands)
Cash Flow Hedges
Interest rate contracts:
Interest rate swaps	Derivative instruments-liabilities	$19,278	$18,754
Deferred credits		13,813	13,975

Commodity contracts - Gathering and Processing:
Natural gas price swaps	Derivative instruments-liabilities	-	4,126
		$33,091	$36,855
Economic Hedges
Commodity contracts - Gathering and Processing:
NGL processing spread swaps	Derivative instruments-liabilities	$34,021	$34,477
Deferred credits		5,946	10,410

Other derivative instruments	Derivative instruments-liabilities	579	193

Commodity contracts - Distribution:
Natural gas price swaps	Derivative instruments-liabilities	52,181	40,206
Deferred credits		7,674	3,991
		$100,401	$89,277
Other
Commodity contracts - Gathering and Processing:
Other derivative instruments	Prepayments and other assets	$-	$30

Total		$133,492	$126,162
_____________
(1)	See Note 11 – Fair Value Measurement for information related to the framework used by the Company to measure the fair value of its derivative instruments as of March 31, 2010.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the location and amount of derivative instrument gains and losses for the periods presented.

	Three Months Ended
	March 31,
	2010	2009
Cash Flow Hedges: (1)	(In thousands)
Interest rate contracts:
Change in fair value - increase in Accumulated other comprehensive loss,
excluding tax expense effect of $2,306 and $415, respectively	$5,736	$1,033
Reclassification of unrealized loss from Accumulated other comprehensive loss -
increase of Interest expense, excluding tax expense effect of $2,304 and
$1,612, respectively	5,750	4,041
Commodity contracts - Gathering and Processing:
Change in fair value - decrease in Accumulated other comprehensive
loss, excluding tax expense effect of $10,003 and $4,588, respectively	27,754	12,730
Reclassification of unrealized gain from Accumulated other comprehensive loss -
increase of Operating Revenues, excluding tax expense effect of $442
and $3,967, respectively	1,227	11,007

Economic Hedges:
Commodity contracts - Gathering and Processing:
Change in fair value of strategic hedges - decrease in Operating revenues (2)	6,925	20,522
Change in fair value of other hedges - decrease in Operating revenues	561	846
Commodity contracts - Distribution:
Change in fair value - increase in Deferred natural gas purchases	16,240	8,076

Other:
Commodity contracts - Gathering and Processing:
Change in fair value - increase in Operating revenues	409	289
_________________
(1)	See Note 6 – Comprehensive Income (Loss) for additional related information.
(2)
Includes $11 million and $14.6 million of the cash settlement impact for previously recognized unrealized losses in the 2010 and 2009 periods, respectively.  Additionally, includes $5.7 million and $15.5 million of unrealized mark-to-market losses recorded in the 2010 and 2009 periods, respectively.

Derivative Instrument Contingent Features

Certain of the Company’s derivative instruments contain provisions that require the Company’s debt to be maintained at an investment grade credit rating from each of the major credit rating agencies.  If the Company’s debt were to fall below investment grade, the Company would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment.  The aggregate fair value of all derivative instruments with credit risk-related contingent features that are in a net liability position at March 31, 2010 is $30.9 million.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. Fair Value Measurement

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis at the date indicated.

		Fair Value Measurements at March 31, 2010
		Using Fair Value Hierarchy
		Quoted Prices in
	Fair Value	Active Markets for	Significant Other
	as of	Identical Assets	Observable Inputs
	March 31, 2010	(Level 1)	(Level 2)
	(In thousands)
Assets:
Commodity derivatives (1)	$542	$-	$542
Long-term investments	869	869	-
Total	$1,411	$869	$542

Liabilities:
Commodity derivatives (1)	$77,187	$534	$76,653
Interest-rate derivatives (1)	33,091	-	33,091
Total	$110,278	$534	$109,744
__________________
(1)	See related information in Note 10 – Derivative Instruments and Hedging Activities.

The Company’s Level 1 instruments primarily consist of trading securities related to a non-qualified deferred compensation plan that are valued based on active market quotes.  The Company’s Level 2 instruments primarily include natural gas and NGL processing spread swap derivatives and interest-rate swap derivatives that are valued using pricing models based on an income approach that discounts future cash flows to a present value amount.  The significant pricing model inputs for natural gas and NGL processing spread swap derivatives include published NYMEX forward index prices for delivery of natural gas at Henry Hub, Permian Basin and Waha, and NGL at Mont Belvieu.  The significant pricing model inputs for interest-rate swaps include published rates for U.S. Dollar LIBOR interest rate swaps.  The pricing models also adjust for nonperformance risk associated with the counterparty or Company, as applicable, through the use of credit risk adjusted discount rates based on published default rates.  The Company did not have any Level 3 instruments measured at fair value using significant unobservable inputs at March 31, 2010 or December 31, 2009.

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

The table below reflects the amount of accrued liabilities recorded at the dates indicated to cover probable environmental response actions.

	March 31,	December 31,
	2010	2009
	(In thousands)

Current	$6,826	$7,745
Noncurrent	16,476	16,964
Total environmental liabilities	$23,302	$24,709

SPCC Rules.  In October 2007, the EPA proposed amendments to the SPCC rules with the stated intention of providing greater clarity, tailoring requirements and streamlining requirements.  The most recent extension by the EPA sets the SPCC rule compliance date as November 10, 2010, permitting owners and operators of facilities to prepare or amend and implement SPCC plans in accordance with previously enacted modifications to the regulations. The Company is currently reviewing the impact of the modified regulations on its operations in its Transportation and Storage and Gathering and Processing segments and may incur costs for tank integrity testing, alarms and other associated corrective actions as well as potential upgrades to containment structures.  Costs associated with such activities cannot be estimated with certainty at this time, but the Company believes such costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

The Company is currently reviewing the potential impact of the proposed rules regarding HAPs and ozone and the new nitrogen dioxide standard on operations in its Transportation and Storage and Gathering and Processing segments and the potential costs associated with the installation of emission control systems on its existing engines.  Costs associated with these activities cannot be estimated with any certainty at this time, but the Company believes such costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

Air Quality Control.  The Kansas Department of Health and Environment set certain contingency measures as part of the agency’s ozone maintenance plan for the Kansas City area.  These measures must be revised to conform to the requirements of the EPA ozone standard discussed above.  As such, the costs associated with these activities cannot be estimated with any certainty at this time, but the Company believes such costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

On December 18, 2009, PEPL received an information request from the EPA under Section 114(a) of the Federal Clean Air Act.  The information request sought certain documents and records pertaining to maintenance activities and capital projects associated with combustion emission sources located at eight compressor stations in Illinois and Indiana.  The complete responses were provided in February 2010.

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

On March 26, 2010, SUGS received two compliance orders (COs) from NMED for alleged violations at its Jal 3 and Jal 4 facilities.  No proposed civil penalties have been communicated at this time.  Additional discussions with NMED are anticipated.  A response to each CO was filed on April 23, 2010.  The Company believes the outcome of this matter will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

North Attleboro MGP Site in Massachusetts (North Attleboro Site).  In November 2003, the MADEP issued a Notice of Responsibility to New England Gas Company, acknowledging receipt of prior notifications and investigative reports submitted by New England Gas Company, following the discovery of suspected coal tar material at the North Attleboro Site.  Subsequent sampling in the adjacent river channel revealed sediment impacts necessitating the investigation of off-site properties.  Assessment activities continue at the remaining areas on-site and at the off-site properties.  It is estimated that the Company will spend approximately $9 million over the next several years to complete the investigation and remediation activities at the North Attleboro Site, as well as maintain the engineered barrier constructed in 2008 at the upland portion of the site.  As New England Gas Company is allowed to recover environmental remediation expenditures through rates associated with its Massachusetts operations, the estimated costs associated with the North Attleboro Site have been included in Regulatory assets in the Condensed Consolidated Balance Sheet.

Litigation

The Company is involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts.  Where appropriate, the Company has established reserves in order to provide for such matters.  The Company believes the final disposition of these proceedings will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Mercury Release.  In October 2004, New England Gas Company discovered that one of its facilities had been broken into and that mercury had been released both inside a building and in the immediate vicinity, including a parking lot in a neighborhood several blocks away. Mercury from the parking lot was apparently tracked into nearby apartment units, as well as other buildings. Cleanup was completed at the property and nearby apartment units. The vandals who broke into the facility were arrested and convicted. In October 2007, the U.S. Attorney in Rhode Island filed a three-count indictment against the Company in the U.S. District Court for the District of Rhode Island alleging violation of permitting requirements under the federal RCRA and notification requirements under the federal Emergency Planning and Community Right to Know Act (EPCRA) relating to the 2004 incident.  Trial commenced on September 22, 2008, and on October 15, 2008, the jury acquitted Southern Union on the EPCRA count and one of the two RCRA counts and found the Company guilty on the other RCRA count.  On October 2, 2009, the Court imposed a fine of $6 million and a payment of $12 million in community service.  The sentence has been suspended while the Company pursues an appeal of the conviction and the sentence.  The Company filed its Notice of Appeal to the U.S. Court of Appeals for the First Circuit on October 7, 2009.  On February 16, 2010 the Company filed its Brief of the appeal with the First Circuit.  The U.S. Attorney filed its opposing Brief on April 7, 2010.  The Company believes the outcome of this matter will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Will Price.  Will Price, an individual, filed actions in U.S. District Court for the District of Kansas for damages against a number of companies, including Panhandle, alleging mis-measurement of natural gas volumes and Btu content, resulting in lower royalties to mineral interest owners.  On September 19, 2009, the Court denied plaintiffs’ request for class certification.  Plaintiffs have filed a motion for reconsideration, which the Court denied on March 31, 2010.  Panhandle believes that its measurement practices conformed to the terms of its FERC natural gas tariffs, which were filed with and approved by FERC.  As a result, the Company believes that it has meritorious defenses to the Will Price lawsuit (including FERC-related affirmative defenses, such as the filed rate/tariff doctrine, the primary/exclusive jurisdiction of FERC, and the defense that Panhandle complied with the terms of its tariffs) and will continue to vigorously defend the case.  The Company does not believe the outcome of the Will Price litigation will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

Energy Resources Technology.   Energy Resources Technology (ERT) filed suit against Sea Robin on November 9, 2009 alleging breach of contract due to delays in repairs of damages to Sea Robin’s subsea pipeline suffered during Hurricane Ike. ERT alleges it has lost $110 million of revenue due to nonperformance under its firm transportation contract.  The suit was filed in state court in Harris County, Texas and has been removed to the United States District Court for the Southern District of Texas.  The parties have reached a settlement in principle of this matter.  The Company does not believe the outcome of this case will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Other Commitments and Contingencies

Retirement of Debt Obligations.  See Note 7 – Debt Obligations – Retirement of Debt Obligations for information related to the Company’s debt maturing in 2010.

Regulation and Rates.  See Note 14 – Regulation and Rates for potential contingent matters associated with the Company’s regulated operations.

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

Sales of products or services between segments are billed at regulated rates or at market rates, as applicable.  There were no material intersegment revenues during the three-month periods ended March 31, 2010 and 2009.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables set forth certain selected financial information for the Company’s segments for the periods presented or at the dates indicated.

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Revenues from external customers:
Transportation and Storage	$186,675	$192,295
Gathering and Processing	260,860	168,305
Distribution	308,261	322,024
Total segment operating revenues	755,796	682,624
Corporate and other activities	3,198	1,239
Total consolidated revenues from external
customers	$758,994	$683,863

Depreciation and amortization:
Transportation and Storage	$29,177	$27,863
Gathering and Processing	17,320	16,413
Distribution	7,956	7,671
Total segment depreciation and amortization	54,453	51,947
Corporate and other activities	741	523
Total depreciation and amortization expense	$55,194	$52,470

Earnings (loss) from unconsolidated investments:
Transportation and Storage	$17,246	$15,784
Gathering and Processing	985	528
Corporate and other activities	347	261
	$18,578	$16,573

Segment performance:
Transportation and Storage EBIT	$102,425	$93,222
Gathering and Processing EBIT	6,555	(11,433)
Distribution EBIT	28,845	31,638
Total segment EBIT	137,825	113,427
Corporate and other activities	320	815
Interest expense	50,876	48,370
Federal and state income tax expense	30,809	19,615
Net earnings	56,460	46,257
Preferred stock dividends	2,171	2,171
Net earnings available for common stockholders	$54,289	$44,086

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 31,	December 31,
	2010	2009
	(In thousands)
Total assets:
Transportation and Storage	$5,042,452	$5,138,042
Gathering and Processing	1,672,697	1,666,935
Distribution	1,097,579	1,109,492
Total segment assets	7,812,728	7,914,469
Corporate and other activities	155,555	160,605
Total consolidated assets	$7,968,283	$8,075,074

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Expenditures for long-lived assets:
Transportation and Storage	$30,371	$77,712
Gathering and Processing	25,883	11,218
Distribution	7,104	6,562
Total segment expenditures for
long-lived assets	63,358	95,492
Corporate and other activities	2,115	6,916
Total consolidated expenditures for
long-lived assets (1)	$65,473	$102,408

_______________________
(1)	Includes net period changes in capital accruals totaling $(15.8) million and $(9.9) million for the three-month periods ended March 31, 2010 and 2009, respectively.

14. Regulation and Rates

Trunkline LNG.  Trunkline LNG commenced construction of an enhancement at its LNG terminal in February 2007. The key components of the enhancement are an ambient air vaporization system and NGL recovery units. On March 11, 2010, Trunkline LNG received approval from FERC to place the infrastructure enhancement construction project in service.  Total construction costs are expected to be approximately $440 million plus capitalized interest, which includes additional costs incurred during final commissioning.  The negotiated rate with the project’s customer, BG LNG Services, will be adjusted based on final capital costs pursuant to a contract-based formula.  In addition, Trunkline LNG and BG LNG Services have extended the existing terminal and pipeline services agreements to coincide with the infrastructure enhancement construction project contract, which runs 20 years from the in-service date.

Sea Robin. On August 31, 2009, Sea Robin filed with FERC to implement a rate surcharge to recover Hurricane Ike-related costs not otherwise recovered from insurance proceeds or from other third parties, with initial accumulated net costs of approximately $38 million included in the filing.  On September 30, 2009, FERC approved the surcharge to be effective March 1, 2010, subject to refund and the outcome of hearings to be established by FERC to explore issues set forth in certain customer protests, including the costs to be included and the applicability of the surcharge to discounted contracts.  On March 1, 2010, Sea Robin submitted its semiannual filing related to the surcharge which reflected updated costs incurred of $60 million, net of insurance recoveries, to be reflected in the surcharge rate to be effective April 1, 2010, subject to refund.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Missouri Gas Energy.  On April 2, 2009, Missouri Gas Energy made a filing with the MPSC seeking to implement an annual base rate increase of approximately $32.4 million.  On February 10, 2010, the MPSC issued its Report and Order in this case, authorizing a revenue increase of $16.2 million and approving distribution rate structures for Missouri Gas Energy’s residential and small general service customers (which comprise approximately 99 percent of its total customers and approximately 96 percent of its operating revenues) that eliminate the impact of weather and conservation for residential and small general service margin revenues and related earnings in Missouri.  The new rates became effective February 28, 2010.  Judicial review of the MPSC’s Report and Order is being sought by the Office of the Public Counsel, with respect to rate structure issues, and by Missouri Gas Energy, with respect to cost of capital issues.  Those judicial review proceedings are not expected to be complete until some time in 2011, and the results of those judicial review proceedings are not expected to have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.

New England Gas Company.  On November 13, 2009, New England Gas Company made a filing with the MDPU, seeking recovery of approximately $1.7 million, or 50 percent of the amount by which its 2008 earnings deficiency fell below a return on equity of 7 percent.  This filing was made pursuant to New England Gas Company’s rate settlement approved by the MDPU in 2007.  By order issued in February 2010, the MDPU will hold this matter in abeyance pending judicial resolution of the issues pertaining to an appeal of a similar filing regarding an earnings deficiency in 2007.

15. Stockholders’ Equity

Dividends.  On April 9, 2010, the Company paid its regular quarterly cash dividend of $0.15 per share on the Company’s common stock.  Dividend payments totaling $18.7 million were paid to holders of record as of March 26, 2010.

16. Other Income and Expense Items

 Other, net income for the three months ended March 31, 2009 totalling $6 million consists primarily of $5.4 million of settlements with an insurance company related to certain environmental matters.

ITEM 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to the accompanying unaudited interim condensed consolidated financial statements and notes to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations.  The following section includes an overview of the Company’s business as well as recent developments that management of the Company believes are important in understanding its results of operations and to anticipate future trends in those operations.  Subsequent sections include an analysis of the Company’s results of operations on a consolidated basis and on a segment basis for each reportable segment, and information relating to the Company’s liquidity and capital resources, quantitative and qualitative disclosures about market risk and other matters.

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

The following table provides a reconciliation of EBIT (by segment) to Net earnings available for common stockholders for the periods presented.

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
EBIT:
Transportation and storage segment	$102,425	$93,222
Gathering and processing segment	6,555	(11,433)
Distribution segment	28,845	31,638
Corporate and other activities	320	815
Total EBIT	138,145	114,242
Interest	50,876	48,370
Earnings before income taxes	87,269	65,872
Federal and state income taxes	30,809	19,615
Net earnings	56,460	46,257
Preferred stock dividends	2,171	2,171

Net earnings available for common stockholders	$54,289	$44,086

Three-month period ended March 31, 2010 versus the three-month period ended March 31, 2009.  The Company’s $10.2 million increase in Net earnings available for common stockholders was primarily due to:
•
Higher EBIT contribution of $18 million from the Gathering and Processing segment primarily resulting from higher operating revenues of $88.3 million, excluding hedging gains and losses, attributable to higher market-driven realized average natural gas and NGL prices and the impact of $4.2 million of lower losses from hedging activities, partially offset by higher market-driven natural gas and NGL purchase costs of $73.3 million in 2010 versus 2009; and

•
Higher EBIT contributions of $9.2 million from the Transportation and Storage segment primarily due to lower operating, maintenance and general expenses of $15.1 million primarily attributable to the impact of a provision for repair and abandonment costs of $16.1 million in 2009 for damages to offshore assets resulting from Hurricane Ike, partially offset by lower operating revenues of $5.6 million primarily as the result of lower interruptible parking revenues resulting from reduced customer demand for parking services and market conditions.

These improvements in earnings were partially offset by:

•
Lower  EBIT contribution of $2.8 million from the Distribution segment primarily due to the impact of $3.5 million of income in 2009 resulting from a settlement with an insurance company related to certain environmental matters;

•	Higher interest expense of $2.5 million primarily attributable to higher net debt balances outstanding on the Company’s fixed-rate debt obligations; and
•
Higher federal and state income tax expense of $11.2 million primarily due to higher pre-tax earnings of $21.4 million in 2010 and the impact of $4.2 million of higher income tax expense resulting from the elimination of the Medicare Part D tax subsidy in the PPACA legislation signed into law in March 2010.

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

The following table illustrates the results of operations applicable to the Company’s Transportation and Storage segment for the periods presented.

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)

Operating revenues	$186,675	$192,295

Operating, maintenance and general	63,078	78,194
Depreciation and amortization	29,177	27,863
Taxes other than on income and revenues	9,228	8,925
Total operating income	85,192	77,313
Earnings from unconsolidated investments	17,246	15,784
Other income, net	(13)	125
EBIT	$102,425	$93,222

Operating information:
Panhandle natural gas volumes transported (TBtu)	368	427
Florida Gas natural gas volumes transported (TBtu) (1)	189	187

________________
(1)	Represents 100 percent of natural gas volumes transported by Florida Gas versus the Company’s effective equity ownership interest of 50 percent.

Three-month period ended March 31, 2010 versus the three-month period ended March 31, 2009.    The $9.2 million EBIT improvement in the period ended March 31, 2010 versus the same period in 2009 was primarily due to a higher EBIT contribution from Panhandle.

Panhandle’s $7.8 million EBIT increase was primarily due to:

•	Lower operating, maintenance and general expenses of $15.1 million in 2010 versus 2009 primarily attributable to:
o
Impact of a provision for repair and abandonment costs of $16.1 million in 2009 for damages to offshore assets resulting from Hurricane Ike.  The majority of such costs are generally expected to be recovered in the future through insurance recoveries and rate proceedings; and

o	Higher allocated corporate services costs of $2 million primarily due to higher short- and long-term incentive compensation;
•	Lower operating revenues of $5.6 million primarily as the result of lower interruptible parking revenues of $13.4 million due to less favorable market conditions, partially offset by:
o	Higher LNG revenues of $4.5 million primarily due to the LNG terminal infrastructure enhancement construction project placed in service in March 2010;
o	Higher transportation commodity revenues of $1.3 million primarily due to higher volumes flowing on Sea Robin in 2010 versus in 2009, the 2009 volumes having been impacted by Hurricane Ike; and
o	Higher transportation reservation revenues of $700,000 primarily due to higher average rates realized on PEPL, partially offset by lower average rates realized on Trunkline; and
•
Increased depreciation and amortization expense of $1.3 million in 2010 versus 2009 due to a $624.5 million increase in property, plant and equipment placed in service after March 31, 2009.  Depreciation and amortization expense is expected to continue to increase primarily due to significant capital additions, including capitalized costs associated with the LNG terminal infrastructure enhancement construction project placed in service in March 2010.

Equity earnings, primarily attributable to the Company’s unconsolidated investment in Citrus, were higher by $1.4 million in 2010 versus 2009 primarily due to the following items, adjusted where applicable to reflect the Company’s proportional equity share:

•
Higher other income of $7.1 million largely driven by higher equity AFUDC resulting from Florida Gas’ Phase VIII Expansion project.  Due to the increasing levels of capitalized project costs, AFUDC is expected to continue to trend higher until completion of the Phase VIII Expansion project;

•	Higher operating revenues of $1.3 million primarily due to higher short-term firm reservation revenues;
•
Higher debt interest cost of $3.6 million primarily due to interest on the $600 million 7.90% Senior Notes issued in May 2009 and a higher rate on the $500 million 9.39% construction and term loan which was converted to a fixed rate in October 2009, partially offset by higher debt AFUDC, primarily due to higher Phase VIII Expansion project capital expenditures;

•	Higher operating expenses of $1.5 million primarily due to higher outside services and property tax costs;
•	Higher depreciation expense of $1 million primarily due to increased property, plant and equipment placed in service after March 31, 2009; and
•	Higher income taxes of $1 million primarily due to higher pretax earnings.

See Item 1. Financial Statements (Unaudited), Note 5 – Unconsolidated Investments – Citrus for additional information related to Florida Gas.

Gathering and Processing Segment.  The Gathering and Processing segment is primarily engaged in connecting wells of natural gas producers to its gathering system, treating natural gas to remove impurities to meet pipeline quality specifications, processing natural gas for the removal of NGL, and redelivering natural gas and NGL to a variety of markets.  Its operations are conducted through SUGS.  SUGS’ gas supply agreements primarily include fee-based, percent-of-proceeds, conditioning fee and wellhead purchase contracts.  These gas supply contracts vary in length from month-to-month to a number of years, with many of the contracts having a term of three to five years.  SUGS’ primary sales customers include producers, power generating companies, utilities, energy marketers, and industrial end-users located primarily in the Gulf Coast and southwestern United States.  SUGS’ business is not generally seasonal in nature.

The majority of SUGS’ gross margin is derived from the sale of NGL and natural gas equity volumes.  The prices of NGL and natural gas are subject to fluctuations in response to changes in supply, demand, market uncertainty and a variety of factors beyond the Company’s control.  The Company monitors these risks and manages the associated commodity price risk using both economic and accounting hedge derivative instruments.  For additional information related to the Company’s commodity price risk management, see Part I, Item I. Financial Statements (Unaudited), Note 10 – Derivative Instruments and Hedging Activities – Commodity Contracts – Gathering and Processing Segment and Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk – Commodity Price Risk – Gathering and Processing Segment.  The following table presents the results of operations applicable to the Company’s Gathering and Processing segment for the periods presented.

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)

Operating revenues, excluding impact of
commodity derivative instruments	$266,710	$178,377
Realized and unrealized commodity derivatives	(5,850)	(10,072)
Operating revenues	260,860	168,305
Cost of gas and other energy (1)	(216,457)	(143,129)
Gross margin (2)	44,403	25,176
Operating, maintenance and general	19,874	19,662
Depreciation and amortization	17,320	16,413
Taxes other than on income and revenues	1,634	1,340
Total operating income	5,575	(12,239)
Earnings from unconsolidated investments	985	528
Other expense, net	(5)	278
EBIT	$6,555	$(11,433)

Operating Statistics:
Volumes
Avg natural gas processed (MMBtu/d)	405,953	420,904
Avg NGL produced (gallons/d)	1,345,656	1,370,712
Avg natural gas wellhead volumes (MMBtu/d)	528,658	578,558
Natural gas sales (MMBtu)	19,753,546	21,557,171
NGL sales (gallons) (3)	142,599,616	166,091,347

Average Pricing
Realized natural gas ($/MMBtu) (4)	$5.14	$3.50
Realized NGL ($/gallon) (4)	1.14	0.60
Natural Gas Daily WAHA ($/MMBtu)	5.04	3.42
Natural Gas Daily El Paso ($/MMBtu)	5.01	3.31
Estimated plant processing spread ($/gallon)	0.66	0.29

________________
(1)	Cost of natural gas and other energy consists of natural gas and NGL purchase costs and producer and other fees.
(2)
Gross margin consists of Operating revenues less Cost of natural gas and other energy.  The Company believes that this measure is more meaningful for understanding and analyzing the Gathering and Processing segment’s operating results for the periods presented because commodity costs are a significant factor in the determination of the segment’s revenues.

(3)
Volumes processed by SUGS include volumes sold under various buy-sell arrangements.  For the three-month periods ended March 31, 2010 and 2009, the Company’s operating revenues and related volumes attributable to its buy-sell arrangements for natural gas totaled $13.3 million and $11.7 million, and 2,361,000 million MMBtus and 3,257,000 million MMBtus, respectively.  The Company’s operating revenues and related volumes for the three-month periods ended March 31, 2010 and 2009  attributable to its buy-sell arrangements for NGL totaled $26.2 million and $11.9 million, and 25,941,000 million gallons and 20,834,000 million gallons, respectively.

(4)	Excludes impact of realized and unrealized commodity derivative gains and losses detailed in the above EBIT presentation.

Three-month period ended March 31, 2010 versus the three-month period ended March 31, 2009.    The $18 million EBIT improvement in the period ended March 31, 2010 versus the same period in 2009 was primarily due to the following items:

•	Higher gross margin of $19.2 million primarily as the result of:
o
Higher operating revenues of $88.3 million largely attributable to higher market-driven realized average natural gas and NGL prices (unadjusted for the impact of realized and unrealized commodity derivative gains and losses) of $5.14 per MMBtu and $1.14 per gallon in the 2010 period versus $3.50 per MMBtu and $0.60 per gallon in the 2009 period, respectively, partially offset by the impact of lower system volumes as a result of well freeze-offs that occurred in early 2010;

o	Higher market-driven natural gas and NGL purchase costs of $73.3 million in the 2010 period versus the 2009 period; and
o	Impact of a net loss of $5.9 million in the 2010 period versus a net loss of $10.1 million in the 2009 period (which includes the impact of $5.7 million of unrealized losses recorded in 2010); and
•	Higher depreciation and amortization expense of $1 million primarily attributable to a $63.2 million increase in property, plant and equipment placed in service after March 31, 2009.

Distribution Segment.  The Distribution segment is primarily engaged in the local distribution of natural gas in Missouri and Massachusetts through its Missouri Gas Energy and New England Gas Company operating divisions, respectively.  The Distribution segment’s operations are regulated by the public utility regulatory commissions of the states in which each operates.  The Distribution segment’s operations have historically been sensitive to weather and seasonal in nature, with a significant percentage of annual operating revenues and EBIT occurring in the traditional winter heating season during the first and fourth calendar quarters.  However, on February 10, 2010, the MPSC issued an order approving continued use of a distribution rate structure, first effective in April 2007, that eliminates the impact of weather and conservation for Missouri Gas Energy’s residential margin revenues and related earnings and approving expanded use of that distribution rate structure for Missouri Gas Energy’s small general service customers.  Together, Missouri Gas Energy’s residential and small general service customers comprise  99 percent of its total customers and approximately 96 percent of its operating revenues.  The new rates became effective February 28, 2010.

The following table illustrates the results of operations applicable to the Company’s Distribution segment for the periods presented.

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)

Net operating revenues (1)	$69,284	$68,188

Operating, maintenance and general	29,319	29,229
Depreciation and amortization	7,956	7,671
Taxes other than on income and revenues	3,241	3,092
Total operating income (loss)	28,768	28,196
Other income (expenses), net	77	3,442
EBIT	$28,845	$31,638

Operating Information:
Natural Gas sales volumes (MMcf)	33,557	29,640
Natural Gas transported volumes (MMcf)	9,143	8,349

Weather – Degree Days: (2)
Missouri Gas Energy service territories	2,887	2,494
New England Gas Company service territories	2,598	2,970

________________
(1)	Operating revenues for the Distribution segment are reported net of Cost of natural gas and other energy and Revenue-related taxes, which are pass-through costs.
(2)	"Degree days" are a measure of the coldness of the weather experienced. A degree day is equivalent to each degree that the daily mean temperature for a day falls below 65 degrees Fahrenheit.

Three-month period ended March 31, 2010 versus the three-month period ended March 31, 2009.    The $2.8 million EBIT reduction in the period ended March 31, 2010 versus the same period in 2009 was primarily due to:

•
Lower Other Income, net, of $3.4 million primarily due to a settlement in 2009 of $3.5 million with an insurance company that released it from certain potential future environmental claim obligations; and

•
Higher net operating revenues of $1.1 million primarily due to $1.5 million of higher net operating revenues at  Missouri Gas Energy largely attributable to the impact of colder weather in the 2010 period (prior to the new rates, which eliminated the impact of weather and conservation for the majority of Missouri Gas Energy’s revenues, becoming effective February 28, 2010).

Corporate and Other Activities

Three-month period ended March 31, 2010 versus the three-month period ended March 31, 2009.    The EBIT reduction of $500,000 was primarily due to:

•	A settlement of $1.9 million in March 2009 with an insurance company related to certain environmental matters; and
•	A higher net sales margin contribution of $1.2 million from PEI Power Corporation resulting largely from increased electric generation primarily due to higher landfill gas volumes.

Interest Expense

Three-month period ended March 31, 2010 versus the three-month period ended March 31, 2009.     Interest expense was $2.5 million higher in the period ended March 31, 2010 versus the same period in 2009  primarily due to:

•
Higher net interest expense of $2.8 million primarily due to higher outstanding debt balances from the $150 million 8.125% Senior Notes issued in June 2009 and the $150 million term loan issued in August 2009, partially offset by lower interest expense resulting from the repayment of the $60.6 million 6.50% Senior Notes in July 2009 and the $100 million 6.089% Senior Notes in February 2010;

•
Higher interest expense of $1.1 million primarily due to the impact of higher debt issuance cost amortization in 2010 related to the $150 million term loan issued in 2009 and lower debt premium amortizations due to repayments of the related debt in 2009; and

•
Lower interest expense of $1.1 million associated with borrowings under the Company’s credit facilities primarily due to lower average interest rates and lower average outstanding balances in 2010 compared to 2009.

Federal and State Income Taxes

The following table summarizes the Company’s income taxes for the periods presented.

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)

Income tax expense	$30,809	$19,615
Effective tax rate	35%	30%

Three-month period ended March 31, 2010 versus the three-month period ended March 31, 2009.    The $11.2 million increase in federal and state income tax expense was primarily due to higher pre-tax earnings of $21.4 million in 2010 and the impact of $4.2 million of higher income tax expense resulting from the elimination of the Medicare Part D tax subsidy in the PPACA legislation signed into law in March 2010.  The Company expects the EITR will be approximately 32 percent for 2010.

See Item 1. Financial Statements (Unaudited), Note 9 – Income Taxes for additional information regarding items impacting income tax expense or the EITR.

 LIQUIDITY AND CAPITAL RESOURCES

The Liquidity and Capital Resources information contained herein should be read in conjunction with the related information set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources of the Company’s Form 10-K for the year ended December 31, 2009.

Cash generated from internal operations constitutes the Company’s primary source of liquidity.  The Company’s working capital deficit at March 31, 2010 is $152.4 million.  This includes $40.5 million of other long-term debt that was repaid in April 2010 primarily using draw downs under the Company’s credit facilities.  Additional sources of liquidity for working capital purposes include the use of available credit facilities and may include various equity offerings and debt capital markets and bank financings, and proceeds from asset dispositions.  The availability and terms relating to such liquidity will depend upon various factors and conditions such as the Company’s combined cash flow and earnings, the Company’s resulting capital structure and conditions in the financial markets at the time of such offerings.

Sources (Uses) of Cash

	Three months ended March 31,
	2010	2009
	(In thousands)
Cash flows provided by (used in):
Operating activities	$167,210	$236,730
Investing activities	(85,639)	(118,565)
Financing activities	(88,491)	(116,954)
Increase (decrease) in cash and cash equivalents	$(6,920)	$1,211

Operating activities. Cash provided by operating activities decreased by $69.5 million in the 2010 period versus the same period in 2009.  Cash flows provided by operating activities before changes in operating assets and liabilities for the 2010 period were $135.4 million compared with $115.4 million for the 2009 period, an increase of $20 million primarily resulting from higher net earnings in 2010. Changes in operating assets and liabilities provided cash of $31.8 million in the 2010 period and $121.3 million in the 2009 period, resulting in a decrease in cash from changes in operating assets and liabilities of $89.5 million in 2010 compared to 2009.  The $89.5 million decrease was primarily due to:
•	Increased accounts receivables of $37 million in the Distribution segment primarily due to colder weather for Missouri Gas Energy’s nonresidential customers in the 2010 period;
•
Increased accounts receivables of $19.2 million in the Gathering and Processing segment primarily due to higher operating revenues in the 2010 period attributable to higher market-driven realized average natural gas and NGL prices; and

•	Increased Distribution segment inventories of $27.3 million in the 2010 period primarily due to higher natural gas prices.

Investing activities. The Company’s business strategy includes making prudent capital expenditures across its base of gathering, processing, transmission, storage and distribution assets and growing the businesses through the selective acquisition of assets in order to position itself favorably in the evolving natural gas markets.

Cash flows used in investing activities in the three-months ended March 31, 2010 and 2009 were $85.6 million and $118.6 million, respectively.  The $33 million decrease in investing cash outflows was primarily due to a $47.3 million decrease in capital expenditures in the Transportation and Storage segment, partially offset by a $14.7 million increase in capital expenditures in the Gathering and Processing segment in the 2010 period.

The following table presents a summary of additions to property, plant and equipment by segment, including additions related to major projects for the periods presented.

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Transportation and Storage Segment:
LNG Terminal Expansions/Enhancements (1)	$18,153	$41,092
Compression Modernization	(309)	1,657
Other, primarily pipeline integrity, system
reliability, information technology, air
emission compliance and hurricane
expenditures	12,527	34,963
Total	30,371	77,712

Gathering and Processing Segment	25,883	11,218

Distribution Segment:
Missouri Safety Program	1,549	2,367
Other, primarily system replacement
and expansion	5,555	4,195
Total	7,104	6,562

Corporate and other activities	2,115	6,916

Total (2)	$65,473	$102,408

_______________
(1)
The Trunkline LNG infrastructure enhancement construction project was placed into service in March 2010.  Total forecasted construction costs are expected to be approximately $440 million, plus capitalized interest.

(2)	Includes net period changes in capital accruals totaling $(15.8) million and $(9.9) million for the three-month periods ended March 31, 2010 and 2009, respectively.

Potential Sea Robin Impairment.  Sea Robin, comprised primarily of offshore facilities, suffered damage related to several platforms and gathering pipelines from Hurricane Ike.  See Item 1. Financial Statements (Unaudited), Note 2 – New Accounting Principles and Other Matters – Other Matters for information related to the Company’s analysis of the Sea Robin assets for potential impairment as of December 31, 2009.  The Company currently estimates that approximately $135 million of the approximately $185 million total estimated capital replacement and retirement expenditures to replace property and equipment damaged by Hurricane Ike are related to Sea Robin.  This estimate is subject to further revision as certain work, primarily retirements, is ongoing. The Company anticipates partial reimbursement from its property insurance carrier for its damages in excess of its $10 million deductible, except for certain expenditures not reimbursable under the insurance policy terms.  To the extent the Company’s capital expenditures are not recovered through insurance proceeds, its net investment in Sea Robin’s property and equipment would increase without necessarily generating additional revenues unless the incremental costs are recovered through future rate proceedings including the Hurricane surcharge filing approved by FERC in September 2009.  See Item 1. Financial Statements (Unaudited), Note 14 – Regulation and Rates – Sea Robin for information related to the surcharge filing.  If the amount of the estimated Sea Robin insurance reimbursements are significantly reduced or it experiences other adverse developments incrementally impacting the Company’s related net investment or anticipated future cash flows that are not remedied through rate proceedings, the Company could potentially be required to record an impairment of its net investment in Sea Robin.

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

Financing activities.  Financing activities used cash flows of $88.5 million and $117 million in the three months ended March 31, 2010 and 2009, respectively.  The $28.5 million decrease in net financing cash outflows was primarily due to:
•	Borrowings of $44.8 million under the Company’s credit facilities in the 2010 period compared to $97.9 million in payments in 2009; and
•	Repayment of $100 million of long-term debt in the 2010 period.

Retirement of Debt Obligations

The Company repaid the $100 million 6.089% Senior Notes in February 2010 and the $40.5 million 8.25% Senior Notes in April 2010 primarily using draw downs under the credit facilities.

Floating-Rate Debt Obligations

The Company has $570 million available under its committed credit facilities.  As of April 30, 2010, there was a balance of $180 million outstanding under the Company’s credit facilities, with an effective interest rate of 3.05 percent.

As of April 30, 2010, the interest rates on the $465 million term loan and the $150 million term loan were 0.82 percent and 4 percent, respectively.

Credit Ratings. As of March 31, 2010, both Southern Union’s and Panhandle’s debt were rated BBB- by Fitch Ratings, Baa3 by Moody's Investor Services, Inc. and BBB- by Standard & Poor's. The Company is not party to any lending agreement that would accelerate the maturity date of any obligation due to a failure to maintain any specific credit rating, nor would a reduction in any credit rating, by itself, cause an event of default under any of the Company’s lending agreements.  However, if its current credit ratings are downgraded below investment grade or if there are times when it is placed on "credit watch," both borrowing costs and the costs of maintaining certain contractual relationships could increase. Lower credit ratings could also adversely affect relationships with state regulators, who may be unwilling to allow the Company to pass along increased debt service costs to natural gas customers.

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

New England Gas Company Union Contract

On April 30, 2010, UWUA Local 369 ratified a three-year successor collective bargaining agreement with new England Gas Company.  The collective bargaining agreement will expire on May 4, 2013.

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

See Part I, Item I. Financial Statements (Unaudited), Note 14 – Regulation and Rates for additional information related to the Company’s rate matters.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

The information contained in Item 3 updates, and should be read in conjunction with, related information set forth in Part II, Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, in addition to the unaudited interim condensed consolidated financial statements, accompanying notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in Part I, Items 1 and 2 of this Quarterly Report on Form 10-Q.

Interest Rate Risk

The Company is subject to the risk of loss associated with movements in market interest rates.  The Company manages this risk through the use of fixed-rate debt, floating-rate debt and interest rate swaps.  Pay-fixed interest rate swaps are used to reduce the risk of increased interest costs during periods of rising interest rates.  Pay-floating interest rate swaps are used to convert the fixed rates of long-term borrowings into short-term variable rates.  At March 31, 2010, the interest rate on 85 percent of the Company’s long-term debt was fixed after considering the impact of interest rate swaps.

At March 31, 2010, $19.3 million is included in Derivative instruments – liabilities, and $13.8 million is included in Deferred Credits in the unaudited interim Condensed Consolidated Balance Sheet related to the pay-fixed interest rate swaps on the $455 million Term Loan due 2012.

At March 31, 2010, a 100 basis point change in the annual interest rate on all outstanding floating-rate long- and short-term debt would correspondingly change the Company’s interest payments by approximately $500,000 for each month during which such change continued.  If interest rates changed significantly, the Company may take actions to manage its exposure to the change.

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

The change in exposure to loss in earnings and cash flow related to interest rate risk for the three-month period ended March 31, 2010 is not material to the Company.

Commodity Price Risk

Gathering and Processing Segment.  The Company markets natural gas and NGL in its Gathering and Processing segment and manages associated commodity price risks using both economic and accounting hedge derivative instruments.  These instruments involve not only the risk of transacting with counterparties and their ability to meet the terms of the contracts, but also the risks associated with unmatched positions and market fluctuations.  The Company is required to record its commodity derivative instruments at fair value, which can be affected by changes in commodity exchange prices, over-the-counter quotes, volatility, time value, credit and counterparty credit risk, and the potential impact on market prices of liquidating positions in an orderly manner over a reasonable period of time under current market conditions.

To manage its commodity price risk related to natural gas and NGL, the Company may use a combination of (i) natural gas puts, price swaps and basis swaps, (ii) NGL processing spread puts and swaps, and (iii) other exchange-traded futures and options.  These derivative instruments allow the Company to preserve value and protect margins.

The Company realizes NGL, NGL processing spread and/or natural gas volumes from the contractual arrangements associated with the natural gas treating and processing services it provides.  Forecasted NGL, NGL processing spread and/or natural gas volumes compared to the actual volumes sold and the effectiveness of the associated hedges utilized by the Company can be unfavorably impacted by:

•	Processing plant outages;
•	Higher than anticipated fuel, flare and unaccounted-for natural gas levels;
•	Impact of commodity prices in general;
•	Decline in drilling and/or connections of new supply;
•	Reduction in available NGL take-away capacity;
•	Reduction in NGL available from wellhead supply;
•	Lower than expected recovery of NGL from the inlet natural gas stream;
•	Lower than expected receipt of natural gas volumes to be processed;
•	Limitations on NGL fractionation capacity;
•	Renegotiation of existing contracts; and
•	Competition for new wellhead supplies.

The following table summarizes SUGS' principal commodity derivative instruments as of March 31, 2010 (all instruments are settled monthly), which were developed based upon operating conditions and expected gross natural gas and NGL sales volumes.

		Average	Volumes		Fair Value
		Fixed Price	(MMBtu/d) (3)		of Assets
Instrument Type	Index	(per MMBtu)	2010	2011	(Liabilities) (4)
					(In thousands)
Natural Gas - Cash Flow Hedges: (1)
Receive-fixed swap	Gas Daily - Waha	$5.33	24,863	-	$7,957
Receive-fixed swap	Gas Daily - Waha	$6.12	-	13,813	4,593
Receive-fixed swap	Gas Daily - El Paso Permian	$5.33	20,137	-	6,444
Receive-fixed swap	Gas Daily - El Paso Permian	$6.12	-	11,187	3,720
		Total	45,000	25,000	$22,714

Processing Spread - Economic Hedges: (2)
Receive-fixed swap	Gas Daily - Waha (natural gas)
	OPIS - Mt. Belvieu (NGL)	$5.11	22,100	-	$(17,156)
Receive-fixed swap	Gas Daily - Waha (natural gas)
	OPIS - Mt. Belvieu (NGL)	$5.51	-	13,813	(4,721)
Receive-fixed swap	Gas Daily - El Paso Permian (natural gas)
	OPIS - Mt. Belvieu (NGL)	$5.11	17,900	-	(13,895)
Receive-fixed swap	Gas Daily - El Paso Permian (natural gas)
	OPIS - Mt. Belvieu (NGL)	$5.51	-	11,187	(3,823)
		Total	40,000	25,000	$(39,595)
__________________
(1)
The Company’s natural gas swap arrangements have been designated as cash flow hedges.  The effective portion of changes in the fair value of the cash flow hedges is recorded in Accumulated other comprehensive loss until the related hedged items impact earnings.  Any ineffective portion of a cash flow hedge is reported in current-period earnings.

(2)
The Company’s processing spread swap arrangements, which hedge the pricing differential between NGL volumes and equivalent natural gas volumes, are treated as economic hedges.  The ratio of NGL product sold per MMBtu is approximately: 33 percent ethane, 32 percent propane, 5 percent isobutane, 14 percent normal butane and 16 percent natural gasoline.  The change in fair value is reported in current-period earnings.

(3)	All volumes are applicable to the period April 1, 2010 to December 31, 2010 and January 1, 2011 to December 31, 2011, as applicable.
(4)
See Part I, Item 1. Financial Statements (Unaudited), Note 10 – Derivative Instruments and Hedging Activities – Commodity Contracts – Gathering and Processing Segment for additional related information.

At March 31, 2010, excluding the effects of hedging and assuming normal operating conditions, the Company estimates that a change in price of $0.01 per gallon of NGL and $1.00 per MMBtu of natural gas would impact annual gross margin by approximately $1.6 million and $3.5 million, respectively.  Such commodity price risk estimates do not include any effect on demand for the Company’s services that may be caused by, or arise in conjunction with, price changes.  For example, a change in the gross processing spread may cause some ethane to be sold in the natural gas stream, impacting gathering and processing margins, natural gas deliveries and NGL volumes shipped.

Transportation and Storage Segment.  The Company is exposed to some commodity price risk with respect to natural gas used in operations by its interstate pipelines.  Specifically, the pipelines receive natural gas from customers for use in operating compression to move the customers’ gas.  Additionally, the pipelines may have to settle system imbalances when customers’ actual receipts and deliveries do not match.  When the amount of natural gas utilized in operations by the pipelines differs from the amounts provided by customers, the pipelines may use natural gas from inventory or may have to buy or sell natural gas to cover these or other operational needs, resulting in commodity price risk exposure to the Company.  In addition, there is other indirect exposure to the extent commodity price changes affect customer demand for and utilization of transportation and storage services provided by the Company.  At March 31, 2010, there were no hedges in place in respect to natural gas price risk associated with the Company’s interstate pipeline operations.

Distribution Segment.  The Company enters into pay-fixed natural gas price swaps to mitigate price volatility of purchased natural gas passed through to customers in the Distribution segment. The cost of the derivative products and the settlement of the respective obligations are recorded through the gas purchase adjustment clause as authorized by the applicable regulatory authority and therefore do not impact earnings. The fair values of the contracts are recorded as an adjustment to a regulatory asset or liability in the unaudited interim Condensed Consolidated Balance Sheet.  As of March 31, 2010 and December 31, 2009, the fair values of the contracts, which expire at various times through March 2012, are included in the unaudited interim Condensed Consolidated Balance Sheet as liabilities, with matching adjustments to deferred natural gas purchases of $59.8 million and $43.6 million, respectively.

ITEM 4.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company has established disclosure controls and procedures to ensure that information required to be disclosed by the Company, including consolidated entities, in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  The Company performed an evaluation under the supervision and with the participation of management, including its CEO and CFO, and with the participation of personnel from its Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on that evaluation, Southern Union’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Controls.

Management’s assessment of internal control over financial reporting as of December 31, 2009 was included in Southern Union’s Annual Report on Form 10-K filed on March 1, 2010.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Cautionary Statement Regarding Forward-Looking Information

The disclosure and analysis in this Form 10-Q contains some forward-looking statements that set forth anticipated results based on management’s current plans and assumptions.  From time to time, the Company also provides forward-looking statements in other materials it releases to the public as well as oral forward-looking statements.  Such statements give the Company’s current expectations or forecasts of future events; they do not relate strictly to historical or current facts.  Southern Union has tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance.  In particular, these include statements relating to future actions, future performance or results of current and anticipated services, expenses, interest rates, the outcome of contingencies, such as legal proceedings, and financial results.

The Company cannot guarantee that any forward-looking statement will be realized, although management believes that the Company has been prudent and reasonable in its plans and assumptions.  Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions.  If known or unknown risks or uncertainties should materialize, or if underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected.  Readers should bear this in mind as they consider forward-looking statements.  The Company undertakes no obligation publicly to update forward-looking statements, whether as a result of new information, future events or otherwise. Readers are advised, however, to consult any further disclosures the Company makes on related subjects in its Form 10-K, 10-Q and 8-K reports to the SEC.  Also note that Southern Union provides the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to its businesses.  These are factors that, individually or in the aggregate, management believes could cause the Company’s actual results to differ materially from expected and historical results.  Southern Union notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995.  Readers should understand that it is not possible to predict or identify all such factors. Consequently, readers should not consider the following to be a complete discussion of all potential risks or uncertainties.

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

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings.

Southern Union is a party to or has property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in Part I, Item 1. Financial Statements (Unaudited), Note 12 – Commitments and Contingencies, in this Quarterly Report on Form 10-Q and in the Item 8.  Financial Statements and Supplementary Data, Note 18 – Commitments and Contingencies, information included in the Company’s Form 10-K for the year ended December 31, 2009.

Southern Union is subject to federal and state requirements for the protection of the environment, including those for the discharge of hazardous materials and remediation of contaminated sites.  As a result, Southern Union is a party to or has its property subject to various other lawsuits or proceedings involving environmental protection matters.  For information regarding these matters, see Part I, Item 1. Financial Statements (Unaudited), Note 12 – Commitments and Contingencies, in this Quarterly Report on Form 10-Q and in the Item 8.  Financial Statements and Supplementary Data, Note 18 – Commitments and Contingencies, information included in the Company’s Form 10-K for the year ended December 31, 2009.

ITEM 1A.  Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2009 filed with the SEC on March 1, 2010.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases during the three months ended March 31, 2010 made by Southern Union or any “affiliated purchaser” of Southern Union (as defined in Rule 10b-18(a)(3)) of equity securities that are registered pursuant to Section 12 of the Exchange Act.

	Total Number of	Average Price
Period	Shares Purchased (1)	Paid per Share
January 2010	6,311	$23.19
February 2010	34	23.24
March 2010	6,089	25.33
Total	12,434	$24.24

__________________
(1)
The total number of shares purchased includes: (i) the surrender to the Company of 3,629 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock awards and (ii) 8,805 shares of common stock purchased in open-market transactions and held in various Company employee benefit plan trusts by the trustees using cash amounts deferred by the participants in such plans (and quarterly cash dividends issued by the Company on shares held in such plans.)

ITEM 3.  Defaults Upon Senior Securities.

N/A

ITEM 4.  Reserved.

ITEM 5.  Other Information.

All information required to be reported on Form 8-K for the quarter ended March 31, 2010 was appropriately reported.

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

3(b)	By-Laws of Southern Union Company, as amended. (Filed as Exhibit 3(b) to Southern Union’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.)

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

10(a)
Sixth Amended and Restated Revolving Credit Agreement, dated as of February 26, 2010, among the Company, as borrower, and the lenders party thereto. (Filed as Exhibit 10(a) to Southern Union’s Annual Report on Form 10-K  for the year ended December 31, 2009 and incorporated herein by reference.)

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
Amended and Restated Southern Union Company Executive Incentive Bonus Plan, dated February 14, 2006 (Filed as Appendix C to Southern Union’s proxy statement on Schedule 14A filed on March 30, 2006 and incorporate herein by reference).*

10(t)
Second Amended and Restated Southern Union Company Executive Incentive Bonus Plan, dated March 25, 2010 (Filed as Appendix I to Southern Union’s proxy statement on Schedule 14A filed on March 26, 2006 and incorporate herein by reference).*

10(u)
Employment Agreement between Southern Union Company and Richard N. Marshall, dated as of August 28, 2008.  (Filed as Exhibit 10(j) to Southern Union Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.) *

10(v)
Form of Change in Control Severance Agreement, between Southern Union Company and certain Executives (filed as Exhibit 10.2 to Southern Union’s Current Report on Form 8-K filed on August 28, 2008 and incorporated herein by reference.) *

10(w)
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

10(x)	Certificate of Incorporation of Citrus Corp. (Filed as Exhibit 10(q) to Southern Union’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.)

10(y)	By-Laws of Citrus Corp., filed herewith. (Filed as Exhibit 10(r) to Southern Union’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.)

12	Ratio of earnings to fixed charges.

14	Code of Ethics and Business Conduct. (Filed as Exhibit 14 to Southern Union’s Annual Report on Form 10-K filed on March 16, 2006 and incorporated herein by reference.)

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

SOUTHERN UNION COMPANY
(Registrant)

Date: May 7, 2010	By /s/ GEORGE E. ALDRICH
George E. Aldrich Senior Vice President and Controller (authorized officer and principal accounting officer)