Form 10-Q
period 2010-09-30
SOUTHERN UNION CO
filed 2010-11-04
CIK 203248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
____________________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended

September 30, 2010

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
Yes       No  ✓

The number of shares of the registrant's Common Stock outstanding on October 29, 2010 was 124,505,118.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
FORM 10-Q
September 30, 2010

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
TBtu                                            Trillion British thermal units
TCEQ                                          Texas Commission on Environmental Quality
Trunkline                                    Trunkline Gas Company, LLC
Trunkline LNG                           Trunkline LNG Company, LLC

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)

Operating revenues (Note 13)	$487,527	$438,451	$1,819,617	$1,575,339

Operating expenses:
Cost of gas and other energy	217,928	165,029	903,563	737,008
Operating, maintenance and general	118,025	113,270	350,633	358,486
Depreciation and amortization	57,305	53,486	170,058	159,316
Revenue-related taxes	4,322	3,560	26,170	25,582
Taxes, other than on income and revenues	13,540	12,931	41,764	40,411
Total operating expenses	411,120	348,276	1,492,188	1,320,803

Operating income	76,407	90,175	327,429	254,536

Other income (expenses):
Interest expense	(55,239)	(50,234)	(161,551)	(146,969)
Earnings from unconsolidated investments	32,336	24,421	78,456	63,688
Other, net	352	2,277	289	8,371
Total other income (expenses), net	(22,551)	(23,536)	(82,806)	(74,910)

Earnings before income taxes	53,856	66,639	244,623	179,626

Federal and state income tax expense (Note 9)	16,525	19,720	75,943	53,170

Net earnings	37,331	46,919	168,680	126,456

Preferred stock dividends	(699)	(2,171)	(5,040)	(6,512)
Loss on extinguishment of preferred stock (Note 17)	-	-	(3,295)	-

Net earnings available for common stockholders	$36,632	$44,748	$160,345	$119,944

Net earnings available for common stockholders per share:
Basic	$0.29	$0.36	$1.29	$0.97
Diluted	0.29	0.36	1.28	0.97

Dividends declared on common stock per share	$0.15	$0.15	$0.45	$0.45

Weighted average shares outstanding (Note 4):
Basic	124,484	124,057	124,458	124,050
Diluted	125,160	124,568	125,106	124,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS

	September 30,	December 31,
	2010	2009
	(In thousands)
Current assets:
Cash and cash equivalents	$17,122	$10,545
Accounts receivable, net of allowances of
$3,562 and $1,874, respectively	187,898	277,661
Accounts receivable – affiliates	10,425	10,387
Inventories (Note 3)	193,438	290,031
Deferred natural gas purchases	127,010	88,421
Natural gas imbalances - receivable	72,122	127,284
Prepayments and other assets	78,466	57,024
Total current assets	686,481	861,353

Property, plant and equipment:
Plant in service	6,862,958	6,260,188
Construction work in progress	130,647	531,710
	6,993,605	6,791,898
Less accumulated depreciation and amortization	(1,329,387)	(1,162,685)
Net property, plant and equipment	5,664,218	5,629,213

Deferred charges:
Regulatory assets	68,345	72,304
Deferred charges	65,826	60,995
Total deferred charges	134,171	133,299

Unconsolidated investments (Note 5)	1,419,086	1,340,048

Goodwill	89,227	89,227

Other	19,049	21,934

Total assets	$8,012,232	$8,075,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

STOCKHOLDERS' EQUITY AND LIABILITIES

	September 30,	December 31,
	2010	2009
	(In thousands)
Stockholders’ equity:
Common stock, $1 par value; 200,000 shares authorized;
125,666 and 125,569 shares issued, respectively	$125,666	$125,569
Preferred stock, no par value; 6,000 shares authorized;
nil and 460 shares issued, respectively (Note 17)	-	115,000
Premium on capital stock	1,917,526	1,905,293
Less treasury stock: 1,176 and 1,171
shares, respectively, at cost	(29,215)	(29,109)
Less common stock held in trust: 589
and 659 shares, respectively	(10,659)	(11,769)
Deferred compensation plans	10,659	11,769
Accumulated other comprehensive loss	(33,919)	(56,505)
Retained earnings	514,032	409,698
Total stockholders' equity	2,494,090	2,469,946

Long-term debt obligations (Note 7)	3,520,877	3,421,236

Total capitalization	6,014,967	5,891,182

Current liabilities:
Long-term debt due within one year (Note 7)	985	140,500
Notes payable (Note 7)	180,000	80,000
Accounts payable and accrued liabilities	199,978	246,394
Federal, state and local taxes payable	41,100	4,293
Accrued interest	57,363	40,061
Natural gas imbalances - payable	141,095	322,200
Derivative instruments (Notes 10 and 11)	74,130	97,008
Asset retirement obligations	28,548	45,971
Other	82,122	77,928
Total current liabilities	805,321	1,054,355

Deferred credits	200,935	223,950

Accumulated deferred income taxes	991,009	905,587

Commitments and contingencies (Note 12)

Total stockholders' equity and liabilities	$8,012,232	$8,075,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Cash flows provided by (used in) operating activities:
Net earnings	$168,680	$126,456
Adjustments to reconcile net earnings to net cash flows
provided by operating activities:
Depreciation and amortization	170,058	159,316
Deferred income taxes	90,158	93,856
Provision for bad debts	12,586	14,088
Unrealized loss on commodity derivatives	12,589	5,597
Share-based compensation expense	6,967	5,537
Earnings from unconsolidated investments, adjusted for cash distributions	(72,012)	(63,688)
Loss on assets	238	5,491
Changes in operating assets and liabilities	(28,831)	117,760
Net cash flows provided by operating activities	360,433	464,413
Cash flows used in investing activities:
Additions to property, plant and equipment	(209,826)	(316,880)
Contributions to unconsolidated investments	(7,500)	-
Plant retirements and other	(1,244)	(2,542)
Net cash flows used in investing activities	(218,570)	(319,422)
Cash flows provided by (used in) financing activities:
Increase (decrease) in book overdraft	(11,983)	3,869
Issuance of long-term debt	100,822	302,582
Renewal cost for credit facilities and issuance cost of debt	(7,051)	(3,938)
Dividends paid on common stock	(55,994)	(55,814)
Dividends paid on preferred stock	(7,211)	(6,512)
Repayment of long-term debt obligation	(140,831)	(60,623)
Net borrowings (payments) under credit facilities	100,000	(321,459)
Redemption of preferred stock	(115,000)	-
Other	1,962	(377)
Net cash flows used in financing activities	(135,286)	(142,272)
Change in cash and cash equivalents	6,577	2,719
Cash and cash equivalents at beginning of period	10,545	4,318
Cash and cash equivalents at end of period	$17,122	$7,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)

							Accumulated
	Common	Preferred	Premium		Common	Deferred	Other		Total
	Stock,	Stock,	on	Treasury	Stock	Compen-	Compre-		Stock-
	$1 Par	No Par	Capital	Stock,	Held	sation	hensive	Retained	holders'
	Value	Value	Stock	at cost	In Trust	Plans	Loss	Earnings	Equity
	(In thousands)

Balance December 31, 2009	$125,569	$115,000	$1,905,293	$(29,109)	$(11,769)	$11,769	$(56,505)	$409,698	$2,469,946
Redemption of preferred stock (Note 17)	-	(115,000)	3,295	-	-	-	-	(3,295)	(115,000)
Comprehensive income:
Net earnings	-	-	-	-	-	-	-	168,680	168,680
Net change in other
comprehensive income (Note 6)	-	-	-	-	-	-	22,586	-	22,586
Comprehensive income									191,266
Preferred stock dividends	-	-	-	-	-	-	-	(5,040)	(5,040)
Common stock dividends declared	-	-	-	-	-	-	-	(56,011)	(56,011)
Share-based compensation	-	-	6,967	-	-	-	-	-	6,967
Restricted stock issuances	8	-	452	-	-	-	-	-	460
Exercise of stock options and SARs	89	-	1,519	(106)	-	-	-	-	1,502
Contributions to Trust	-	-	-	-	(584)	584	-	-	-
Disbursements from Trust	-	-	-	-	1,694	(1,694)	-	-	-
Balance September 30, 2010	$125,666	$-	$1,917,526	$(29,215)	$(10,659)	$10,659	$(33,919)	$514,032	$2,494,090

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

As there were no indicators of potential impairment during 2010, the impairment test was not performed as of September 30, 2010.  However, to the extent the Company’s capital expenditures resulting from Hurricane Ike damage are not recovered through insurance proceeds or through Sea Robin’s hurricane rate surcharge, its net investment in Sea Robin’s property and equipment would increase without necessarily generating additional revenues unless the incremental costs are recovered through future rate proceedings or additional throughput.  See Note 14 – Regulation and Rates – Sea Robin for information related to the surcharge filing.  If the amount of the estimated Sea Robin insurance reimbursements are significantly reduced or Sea Robin experiences other adverse developments incrementally impacting the Company’s related net investment or anticipated future cash flows that are not remedied through rate proceedings, the Company could potentially be required to record an impairment of its net investment in Sea Robin.

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth the components of inventory at the dates indicated.

	Transportation & Storage	Gathering & Processing	Distribution	Total
At September 30, 2010	(In thousands)
Current
Natural gas (1)	$81,066	$-	$74,191	$155,257
Materials and supplies	16,631	9,380	3,986	29,997
NGL (2)	-	8,184	-	8,184
Total Current	97,697	17,564	78,177	193,438

Non-Current
Natural gas (1)	7,272	-	-	7,272
	$104,969	$17,564	$78,177	$200,710

At December 31, 2009
Current
Natural gas (1)	$198,712	$-	$56,125	$254,837
Materials and supplies	15,995	9,307	3,926	29,228
NGL (2)	-	5,966	-	5,966
Total Current	214,707	15,273	60,051	290,031

Non-Current
Natural gas (1)	8,831	-	-	8,831
	$223,538	$15,273	$60,051	$298,862
____________________
(1)
Natural gas volumes held for operations in the Transportation and Storage segment at September 30, 2010 and December 31, 2009 were 20,705,000 MMBtu and 35,039,000 MMBtu, respectively.  Natural gas volumes in the Distribution segment at September 30, 2010 and December 31, 2009 were 16,983,000 MMBtu and 11,742,000 MMBtu, respectively.

(2)	NGL at September 30, 2010 and December 31, 2009 were 10,484,000 gallons and 6,680,000 gallons, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)

Weighted average shares outstanding - Basic	124,484	124,057	124,458	124,050
Add assumed vesting of restricted stock	154	88	123	61
Add assumed exercise of stock options and SARs	522	423	525	162
Weighted average shares outstanding - Diluted	125,160	124,568	125,106	124,273

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below includes information related to stock options and SARs that were outstanding but have been excluded from the computation of weighted-average stock options due to the exercise price exceeding the weighted-average market price of the Company’s common shares.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)

Options excluded	1,212	1,287	1,212	1,625
Exercise price of options excluded	$23.62 - $28.48	$22.68 - $28.48	$23.62 - $28.48	$16.83 - $28.48
SARs excluded	402	386	402	386
Exercise price ranges of SARs excluded	$24.04 - $28.48	$28.07 - $28.48	$24.04 - $28.48	$28.07 - $28.48
Weighted-average market price	$23.23	$19.47	$23.56	$16.61

5. Unconsolidated Investments

Unconsolidated investments at September 30, 2010 and December 31, 2009 included the Company’s 50 percent, 50 percent, 29 percent and 49.9 percent investments in Citrus, Grey Ranch, Lee 8 Partnership and PEI II, LLC, respectively.  The Company accounts for these investments using the equity method.  Citrus’ operations are primarily conducted through Florida Gas, its wholly-owned subsidiary.  The Company’s share of net earnings or loss from these equity investments is recorded in Earnings from unconsolidated investments in the unaudited interim Condensed Consolidated Statement of Operations.

The following table summarizes the Company’s unconsolidated equity investments at the dates indicated.

	September 30,	December 31,
	2010	2009
	(In thousands)

Citrus	$1,392,174	$1,310,765
Other	26,912	29,283
	$1,419,086	$1,340,048

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth summarized financial information for the Company’s equity investments for the periods presented.

	Three Months Ended September 30,
	2010		2009
	Citrus	Other	Citrus	Other
		(In thousands)

Revenues	$146,543	$6,237	$141,083	$5,548
Operating income	83,124	3,343	81,599	3,842
Net earnings	55,182	3,354	40,325	3,801

	Nine Months Ended September 30,
	2010		2009
	Citrus	Other	Citrus	Other
		(In thousands)

Revenues	$401,254	$17,921	$389,306	$14,655
Operating income	212,818	9,825	214,142	7,762
Net earnings	131,269	9,624	104,839	7,632

Citrus Dividends.  Citrus did not pay dividends to the Company during the nine-month periods ended September 30, 2010 and 2009.

Contingent Matters Potentially Impacting Southern Union Through the Company’s Investment in Citrus

Florida Gas Phase VIII Expansion.  In November 2009, FERC approved Florida Gas’ certificate application to construct an expansion, which will increase its natural gas capacity into Florida by approximately 820 MMcf/d (Phase VIII Expansion).  Florida Gas anticipates an in-service date in the spring of 2011, at a currently estimated cost of approximately $2.4 billion, including capitalized equity and debt costs.  Approximately $1.74 billion of capital costs have been recorded as of September 30, 2010.  To date, Florida Gas has entered into firm transportation service agreements with shippers for 25-year terms accounting for approximately 74 percent of the available expansion capacity.

Prior to the in-service date of the Phase VIII Expansion project, it is expected Citrus will require sponsor provided contributions from each of its shareholders of up to $250 million.  The majority of the sponsor provided contributions to Citrus will be made in the fourth quarter of 2010 and/or first quarter of 2011.  Citrus plans to resume cash distributions to its sponsors after the Phase VIII Expansion project is placed in service.

Florida Gas Rate Filing.  Florida Gas filed a rate case with FERC on October 1, 2009, initially reflecting an annual cost of service of approximately $579 million.  Pursuant to a FERC order on rehearing and Florida Gas' motion filing, on April 15, 2010, Florida Gas refiled its rates to be effective April 1, 2010 to remove the impact of certain estimated plant expenditures not in service by February 28, 2010, which reduced the annual cost of service originally filed by approximately $28 million to $551.6 million.  Florida Gas by comparison has recorded actual revenues of approximately $511 million for the twelve-month period ended March 31, 2010 under its previously existing rates, including amounts collected from system expansions and certain surcharges.  The new rates went into effect on April 1, 2010, subject to refund pending the final outcome of the rate proceeding.  An $11.8 million provision for estimated refunds through September 30, 2010 has been established for refunds on certain rate schedules for which a refund is potentially applicable.  The ultimate resolution of such refunds will be determined by settlement or adjudication.

On September 3, 2010, Florida Gas filed a proposed settlement with FERC.  The proposed settlement was supported by all parties with the exception of one non-rate provision that was opposed by one party.  It is expected the Administrative Law Judge will issue an order on the proposed settlement during the fourth quarter of 2010, at which time the proposed settlement would go to the full Commission for final action.  The proposed settlement results in an increase in certain of Florida Gas’ rate schedules and a decrease in other rate schedules as compared to rates in effect prior to April 1, 2010, with a portion of such decrease not effective until October 1, 2010.  In addition, depreciation rates are proposed to be reduced effective April 1, 2010, which if approved, would correspondingly increase the provision for refund for the period ended September 30, 2010 by approximately $6.5 million.  The proposed settlement is not expected to have a material impact on the Company’s equity investment in Citrus.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Florida Gas Debt Issuance.  In July 2010, Florida Gas issued $500 million of 5.45% Senior Notes due July 15, 2020 with an offering price of $99.826 (per $100 principal) and $350 million of 4.00% Senior Notes due July 15, 2015 with an offering price of $99.982 (per $100 principal).  Florida Gas will use the net proceeds to partially fund the Phase VIII Expansion project and for general corporate purposes, which includes the repayment of a portion of Florida Gas’ outstanding debt.  On July 19, 2010, Florida Gas: (i) issued a notice of its election to redeem, on August 19, 2010, its $325 million of 7.625% notes due December 1, 2010, (ii) made a $98.6 million distribution to Citrus, (iii) repaid $83 million that was outstanding under its credit agreements, and (iv) invested the remainder of the proceeds.  The $325 million of 7.625% notes were redeemed on August 19, 2010.

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

6.  Comprehensive Income (Loss)

The table below provides an overview of changes in Comprehensive income (loss) for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)

Net Earnings	$37,331	$46,919	$168,680	$126,456
Changes in Other Comprehensive Income (Loss):
Change in fair value of interest rate hedges, net of tax of $(1,459),
$(2,474), $(5,073) and $(2,062), respectively	(2,172)	(3,681)	(7,547)	(3,068)
Reclassification of unrealized loss on interest rate hedges into earnings, net of tax of $2,186, $2,257, $6,740 and $5,833,
respectively	3,261	3,388	10,064	8,767
Change in fair value of commodity hedges, net of tax of $4,707,
$(3,496), $14,320 and $1,011, respectively	8,352	(6,205)	25,413	1,794
Reclassification of unrealized gain on commodity hedges into earnings, net of tax of $(2,019), $(4,809), $(4,291) and $(12,983),
respectively	(3,584)	(8,534)	(7,616)	(23,040)
Reclassification of net actuarial loss and prior service credit relating to pension and other postretirement benefits into
earnings, net of tax of $549, $736, $1,651 and $2,208,
respectively	723	974	2,165	2,920
Change in other comprehensive income (loss) from equity
investments, net of tax of $22, $(1,646), $66 and $(1,646),
respectively	36	(2,661)	107	(2,661)
Total other comprehensive income (loss)	6,616	(16,719)	22,586	(15,288)
Total comprehensive income	$43,947	$30,200	$191,266	$111,168

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Debt Obligations

The following table sets forth the debt obligations of Southern Union and applicable units of Panhandle under their respective notes and bonds at the dates indicated.

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Long-Term Debt Obligations:

Southern Union:
7.60% Senior Notes due 2024	$359,765	$419,169	$359,765	$389,820
8.25% Senior Notes due 2029	300,000	351,009	300,000	337,800
7.24% to 9.44% First Mortgage Bonds
due 2020 to 2027	19,500	22,576	19,500	21,403
6.089% Senior Notes due 2010	-	-	100,000	100,250
7.20% Junior Subordinated Notes due 2066 (1)	600,000	546,378	600,000	510,000
Term Loan due 2011 (2)	250,000	249,943	150,000	150,178
Note Payable	8,216	8,216	7,725	7,725
	1,537,481	1,597,291	1,536,990	1,517,176

Panhandle:
6.05% Senior Notes due 2013	250,000	272,418	250,000	269,733
6.20% Senior Notes due 2017	300,000	330,834	300,000	319,455
8.125% Senior Notes due 2019	150,000	182,532	150,000	173,111
8.25% Senior Notes due 2010	-	-	40,500	41,143
7.00% Senior Notes due 2029	66,305	72,773	66,305	69,866
7.00% Senior Notes due 2018	400,000	455,368	400,000	434,560
Term Loans due 2012	815,391	795,988	815,391	758,108
Net premiums on long-term debt	2,685	2,685	2,550	2,550
	1,984,381	2,112,598	2,024,746	2,068,526

Total Long-Term Debt Obligations	3,521,862	3,709,889	3,561,736	3,585,702

Credit Facilities	180,000	182,924	80,000	78,968

Total consolidated debt obligations	3,701,862	$3,892,813	3,641,736	$3,664,670
Less current portion of long-term debt	985		140,500
Less short-term debt	180,000		80,000
Total long-term debt	$3,520,877		$3,421,236

____________________
(1)
Effective November 1, 2011, the Company can elect to redeem this debt obligation at par.  If the Company elects to not redeem this debt obligation, the interest rate will change to a variable rate based upon the three-month LIBOR rate plus 3.0175 percent, reset quarterly.

(2)	As more fully described in the 2010 Term Loan discussion below, the term loan maturity date was extended to 2013.

The fair value of the Company’s term loans and credit facilities as of September 30, 2010 and December 31, 2009 was determined using the market approach, which utilized reported recent loan transactions for parties of similar credit quality and remaining life, as there is no active secondary market for loans of that type and size.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The fair value of the Company’s other long-term debt as of September 30, 2010 and December 31, 2009 was also determined using the market approach, which utilized observable market data to corroborate the estimated credit spreads and prices for the Company’s non-bank long-term debt securities in the secondary market.  Those valuations were based in part upon the reported trades of the Company’s non-bank long-term debt securities where available and the actual trades of debt securities of similar credit quality and remaining life where no secondary market trades were reported for the Company’s non-bank long-term debt securities.

2010 Term Loan.  On August 3, 2010, the Company entered into an Amended and Restated $250 million Credit Agreement, maturing on August 3, 2013 (2010 Term Loan).  The 2010 Term Loan bears interest at a rate of LIBOR plus 2.125 percent and may be prepaid without penalty at any time.  The 2010 Term Loan amended, restated and upsized that certain $150 million Credit Agreement, which was issued in 2009 and was scheduled to mature on August 5, 2011 (2009 Term Loan).  The 2009 Term Loan had an interest rate of LIBOR plus 3.75 percent.  Proceeds received from the 2010 Term Loan were used to refinance the existing indebtedness under the 2009 Term Loan described above, with the remaining proceeds to be used to provide working capital and for general corporate purposes.

Retirement of 2010 Debt Obligations.  The Company repaid the $100 million 6.089% Senior Notes in February 2010 and the $40.5 million 8.25% Senior Notes in April 2010 primarily using draw downs under its credit facilities.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Employee Benefits

Components of Net Periodic Benefit Cost. The following table sets forth the components of net periodic benefit cost of the Company’s pension and postretirement benefit plans for the periods presented below.

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)

Service cost	$767	$738	$792	$749
Interest cost	2,510	2,524	1,410	1,348
Expected return on plan assets	(2,337)	(2,069)	(1,270)	(771)
Prior service cost (credit) amortization	138	138	(412)	(317)
Actuarial (gain) loss amortization	1,997	2,101	(450)	(212)
Sub-total	3,075	3,432	70	797
Regulatory adjustment (1)	52	(125)	667	667
Net periodic benefit cost	$3,127	$3,307	$737	$1,464

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)

Service cost	$2,302	$2,213	$2,378	$2,248
Interest cost	7,529	7,572	4,229	4,043
Expected return on plan assets	(7,011)	(6,209)	(3,581)	(2,315)
Prior service cost (credit) amortization	414	414	(1,235)	(951)
Actuarial (gain) loss amortization	5,990	6,304	(1,351)	(636)
Sub-total	9,224	10,294	440	2,389
Regulatory adjustment (1)	209	(375)	1,999	1,999
Net periodic benefit cost	$9,433	$9,919	$2,439	$4,388

____________________
(1)
In the Distribution segment, the Company recovers certain qualified pension benefit plan and other postretirement benefit plan costs through rates charged to utility customers.  Certain utility commissions require that the recovery of these costs be based on the Employee Retirement Income Security Act of 1974, as amended, or other utility commission specific guidelines.  The difference between these regulatory-based amounts and the periodic benefit cost calculated pursuant to GAAP is deferred as a regulatory asset or liability and amortized to expense over periods in which this difference will be recovered in rates, as determined by the applicable utility commission.

9. Taxes on Income

The following table summarizes the Company’s income taxes for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)

Income tax expense	$16,525	$19,720	$75,943	$53,170
Effective tax rate	31%	30%	31%	30%

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

Interest Rate Swaps.  As of September 30, 2010, the Company had outstanding pay-fixed interest rate swaps with a total notional amount of $455 million applicable to the LNG Holdings $455 million term loan issued in 2007.  These interest rate swaps are accounted for as cash flow hedges, with the effective portion of changes in their fair value recorded in Accumulated other comprehensive loss and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impact earnings.  As of September 30, 2010, approximately $11.9 million of net after-tax losses in Accumulated other comprehensive loss related to these interest rate swaps is expected to be amortized into Interest expense during the next twelve months.  Any ineffective portion of the cash flow hedge is reported in current-period earnings.

Treasury Rate Locks.  As of September 30, 2010, the Company had no outstanding treasury rate locks.  However, certain of its treasury rate locks that settled in prior periods are associated with interest payments on outstanding long-term debt.  These treasury rate locks are accounted for as cash flow hedges, with the effective portion of their settled value recorded in Accumulated other comprehensive loss and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impact earnings.  As of September 30, 2010, approximately $571,000 of net after-tax losses in Accumulated other comprehensive loss related to these treasury rate locks will be amortized into Interest expense during the next twelve months.

Commodity Contracts – Gathering and Processing Segment

The Company enters into natural gas price swaps and NGL processing spread swaps to manage its exposure to changes in margin on forecasted sales of natural gas and NGL volumes resulting from movements in market commodity prices.

Natural Gas Price Swaps.  As of September 30, 2010, the Company had outstanding receive-fixed natural gas price swaps with a total notional amount of 4,140,000 MMBtus and 9,125,000 MMBtus for the remainder of 2010 and 2011, respectively.   These natural gas price swaps are accounted for as cash flow hedges, with the effective portion of changes in their fair value recorded in Accumulated other comprehensive loss and reclassified into Operating revenues in the same periods during which the forecasted natural gas sales impact earnings.  As of September 30, 2010, approximately $13.1 million of net after-tax gains in Accumulated other comprehensive loss related to these natural gas price swaps is expected to be amortized into Operating revenues during the next twelve months.  Any ineffective portion of the cash flow hedge is reported in current-period earnings.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NGL Processing Spread Swaps.  As of September 30, 2010, the Company had outstanding receive-fixed NGL processing spread swaps with a total notional amount of 3,680,000 MMBtu and 9,125,000 MMBtu equivalents for the remainder of 2010 and 2011, respectively.  These processing spread swaps are accounted for as economic hedges, with changes in their fair value recorded in Operating revenues.

  Commodity Contracts - Distribution Segment

The Company enters into natural gas commodity financial instruments to manage the exposure to changes in the cost of natural gas passed through to utility customers that result from movements in market commodity prices.  The cost of the derivative instruments and settlement of the respective obligations are recovered from utility customers through the purchased natural gas adjustment clause as authorized by the applicable regulatory authority and therefore do not impact earnings.

Natural Gas Price Swaps.  As of September 30, 2010, the Company had outstanding pay-fixed natural gas price swaps with total notional amounts of 4,870,000 MMBtus, 19,560,000 MMBtus and 7,640,000 MMBtus for the remainder of 2010, 2011 and 2012, respectively.  These natural gas price swaps are accounted for as economic hedges, with changes in their fair value recorded to Deferred natural gas purchases.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Summary Financial Statement Information

The following table summarizes the fair value amounts of the Company’s asset derivative instruments and their location reported in the Condensed Consolidated Balance Sheet at the dates indicated.

		Asset Derivative Instruments (1)
	Balance Sheet	Fair Value
	Location	September 30, 2010	December 31, 2009
		(In thousands)
Cash Flow Hedges:
Commodity contracts - Gathering and Processing:
Natural gas price swaps	Prepayments and other assets	$17,335	$-
	Other noncurrent assets	3,682	-
	Derivative instruments-liabilities	2,997	-
	Deferred credits	-	314
		$24,014	$314
Economic Hedges:
Commodity contracts - Gathering and Processing:
Other derivative instruments	Prepayments and other assets	$-	$5
	Derivative instruments-liabilities	34	166

Commodity contracts - Distribution:
Natural gas price swaps	Derivative instruments-liabilities	17	582
	Deferred credits	86	15
		$137	$768
Other:
Commodity contracts - Gathering and Processing:
Other derivative instruments	Prepayments and other assets	$227	$162

Total		$24,378	$1,244
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

		Liability Derivative Instruments (1)
Balance Sheet		Fair Value
Location		September 30, 2010	December 31, 2009
		(In thousands)
Cash Flow Hedges
Interest rate contracts:
Interest rate swaps	Derivative instruments-liabilities	$19,897	$18,754
Deferred credits		9,489	13,975

Commodity contracts - Gathering and Processing:
Natural gas price swaps	Derivative instruments-liabilities	-	4,126
		$29,386	$36,855
Economic Hedges
Commodity contracts - Gathering and Processing:
NGL processing spread swaps	Prepayments and other assets	$14,444	$-
Other noncurrent assets		1,797	-
Derivative instruments-liabilities		12,128	34,477
Deferred credits		1,362	10,410

Other derivative instruments	Derivative instruments-liabilities	237	193

Commodity contracts - Distribution:
Natural gas price swaps	Derivative instruments-liabilities	44,916	40,206
Deferred credits		4,994	3,991
		$79,878	$89,277
Other
Commodity contracts - Gathering and Processing:
Other derivative instruments	Prepayments and other assets	$-	$30

Total		$109,264	$126,162

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the location and amount of derivative instrument gains and losses for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cash Flow Hedges: (1)	(In thousands)
Interest rate contracts:
Change in fair value - increase in Accumulated other
comprehensive loss, excluding tax expense effect
of $1,459, $2,474, $5,073 and $2,062, respectively	$3,631	$6,155	$12,620	$5,130
Reclassification of unrealized loss from Accumulated other
comprehensive loss - increase of Interest expense, excluding tax
expense effect of $2,186, $2,257, $6,740 and $5,833, respectively	5,447	5,645	16,804	14,600
Commodity contracts - Gathering and Processing:
Change in fair value - (increase) decrease in Accumulated other comprehensive loss, excluding tax expense effect
of $4,707, $(3,496), $14,320 and $1,011, respectively	13,059	(9,701)	39,733	2,805
Reclassification of unrealized gain from Accumulated other
comprehensive loss - increase of Operating Revenues,
excluding tax expense effect of $2,019, $4,809,
$4,291 and $12,983, respectively	5,603	13,343	11,907	36,023

Economic Hedges:
Commodity contracts - Gathering and Processing:
Change in fair value of strategic hedges - (increase) decrease in
Operating revenues (2)	29,180	(1,851)	14,508	32,799
Change in fair value of other hedges - (increase) decrease
in Operating revenues	279	(461)	465	20
Commodity contracts - Distribution:
Change in fair value - (increase) decrease in Deferred natural gas
purchases	(13,914)	25,682	(6,207)	47,403

Other:
Commodity contracts - Gathering and Processing:
Change in fair value - (increase) decrease in Operating revenues	54	595	(96)	757

_________________
(1)	See Note 6 – Comprehensive Income (Loss) for additional related information.
(2)
Includes $7.7 million and $27.7 million of the cash settlement impact for previously recognized unrealized losses in the three-month and nine-month periods ended September 30, 2010, respectively. Includes $15.6 million and $44.8 million of the cash settlement impact for previously recognized unrealized gains in the three-month and nine-month periods ended September 30, 2009, respectively.  Additionally, includes $29.2 million and $12.6 million of unrealized mark-to-market losses recorded in the three-month and nine-month periods ended September 30, 2010, respectively, and $15.1 million of unrealized mark-to-market gains and $6 million of unrealized mark-to-market losses recorded in the three-month and nine-month periods ended September 30, 2009, respectively.

Derivative Instrument Contingent Features

Certain of the Company’s derivative instruments contain provisions that require the Company’s debt to be maintained at an investment grade credit rating from each of the major credit rating agencies.  If the Company’s debt were to fall below investment grade, the Company would be in violation of these provisions, and the counterparties to the derivative instruments could potentially require the Company to post collateral for certain of the derivative instruments.  The aggregate fair value of all derivative instruments with credit risk-related contingent features that are in a net liability position at September 30, 2010 is $38.2 million.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. Fair Value Measurement

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis at the date indicated.

		Fair Value Measurements at September 30, 2010
		Using Fair Value Hierarchy
		Quoted Prices in
	Fair Value	Active Markets for	Significant Other
	as of	Identical Assets	Observable Inputs
	September 30, 2010	(Level 1)	(Level 2)
	(In thousands)
Assets:
Commodity derivatives (1)	$5,003	$-	$5,003
Long-term investments	865	865	-
Total	$5,868	$865	$5,003

Liabilities:
Commodity derivatives (1)	$60,503	$211	$60,292
Interest-rate derivatives (1)	29,386	-	29,386
Total	$89,889	$211	$89,678
__________________
(1)	See related information in Note 10 – Derivative Instruments and Hedging Activities.

The Company’s Level 1 instruments primarily consist of trading securities related to a non-qualified deferred compensation plan that are valued based on active market quotes.  The Company’s Level 2 instruments primarily include natural gas and NGL processing spread swap derivatives and interest-rate swap derivatives that are valued using pricing models based on an income approach that discounts future cash flows to a present value amount.  The significant pricing model inputs for natural gas and NGL processing spread swap derivatives include published NYMEX forward index prices for delivery of natural gas at Henry Hub, Permian Basin and Waha, and NGL at Mont Belvieu.  The significant pricing model inputs for interest-rate swaps include published rates for U.S. Dollar LIBOR interest rate swaps.  The pricing models also adjust for nonperformance risk associated with the counterparty or Company, as applicable, through the use of credit risk adjusted discount rates based on published default rates.  The Company did not have any Level 3 instruments measured at fair value using significant unobservable inputs at September 30, 2010 or December 31, 2009.

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company’s environmental remediation activities are undertaken in cooperation with and under the oversight of appropriate regulatory agencies, enabling the Company under certain circumstances to take advantage of various voluntary cleanup programs in order to perform the remediation in the most effective and efficient manner.  The costs incurred by the Company while performing such remediation is included in the estimates associated with probable environmental response actions.

The Company is allowed to recover environmental remediation expenditures through rates within its Distribution segment. Although significant charges to earnings could be required prior to rate recovery for jurisdictions that do not have rate recovery mechanisms, management does not believe that environmental expenditures will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

The table below reflects the amount of accrued liabilities recorded at the dates indicated to cover probable environmental response actions.

	September 30,	December 31,
	2010	2009
	(In thousands)

Current	$6,176	$7,745
Noncurrent	15,916	16,964
Total environmental liabilities	$22,092	$24,709

SPCC Rules.  In October 2007, the EPA proposed amendments to the SPCC rules with the stated intention of providing greater clarity, tailoring requirements and streamlining requirements.  On October 7, 2010, EPA amended the compliance date for certain facilities from November 10, 2010 to November 10, 2011.  The Company is currently reviewing the impact of the modified regulations on its operations in its Transportation and Storage and Gathering and Processing segments and may incur costs for tank integrity testing, alarms and other associated corrective actions as well as potential upgrades to containment structures.  Costs associated with such activities cannot be estimated with certainty at this time, but the Company believes such costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Air Quality Control. In August 2010, EPA finalized a rule that requires reductions in a number of pollutants, including formaldehyde and carbon monoxide, for certain engines regardless of size at Area Sources (sources that emit less than ten tons per year of any one Hazardous Air Pollutant (HAP) or twenty-five tons per year of all HAPs) and engines less than 500 horsepower at Major Sources (sources that emit ten tons per year or more of any one HAP or twenty-five tons per year of all HAPs).  Compliance is required by October 2013.  It is anticipated that the limits adopted in this rule will be used in a future EPA rule that is scheduled to be finalized in 2013, with compliance required in 2016.  This future rule is expected to require reductions in formaldehyde and carbon monoxide emissions from engines greater than 500 horsepower at Major Sources.

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

The Company is currently reviewing the potential impact of the August 2010 Area Source  National Emissions Standards for Hazardous Air Pollutants rule and proposed rules regarding HAPs and ozone and the new nitrogen dioxide standard on operations in its Transportation and Storage and Gathering and Processing segments and the potential costs associated with the installation of emission control systems on its existing engines.  Costs associated with these activities cannot be estimated with any certainty at this time, but the Company believes such costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

Air Quality Control. SUGS is currently negotiating settlements to certain enforcement actions by the NMED and the TCEQ.  SUGS settled four NMED enforcement actions that were originally assessed at approximately $340,000 by the NMED for approximately $12,000.  The Company believes the outcome of this matter will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

North Attleboro MGP Site in Massachusetts (North Attleboro Site).  In November 2003, the MADEP issued a Notice of Responsibility to New England Gas Company, acknowledging receipt of prior notifications and investigative reports submitted by New England Gas Company, following the discovery of suspected coal tar material at the North Attleboro Site.  Subsequent sampling in the adjacent river channel revealed sediment impacts necessitating the investigation of off-site properties.  Assessment activities continue at the remaining areas on-site and at the off-site properties.  It is estimated that the Company will spend approximately $9.3 million over the next several years to complete the investigation and remediation activities at the North Attleboro Site, as well as maintain the engineered barrier constructed in 2008 at the upland portion of the site.  As New England Gas Company is allowed to recover environmental remediation expenditures through rates associated with its Massachusetts operations, the estimated costs associated with the North Attleboro Site have been included in Regulatory assets in the Condensed Consolidated Balance Sheet.

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

Mercury Release.  In October 2004, New England Gas Company discovered that one of its facilities had been broken into and that mercury had been released both inside a building and in the immediate vicinity, including a parking lot in a neighborhood several blocks away. Mercury from the parking lot was apparently tracked into nearby apartment units, as well as other buildings. Cleanup was completed at the property and nearby apartment units. The vandals who broke into the facility were arrested and convicted. In October 2007, the U.S. Attorney in Rhode Island filed a three-count indictment against the Company in the U.S. District Court for the District of Rhode Island alleging violation of permitting requirements under the federal RCRA and notification requirements under the federal Emergency Planning and Community Right to Know Act (EPCRA) relating to the 2004 incident.  Trial commenced on September 22, 2008, and on October 15, 2008, the jury acquitted Southern Union on the EPCRA count and one of the two RCRA counts and found the Company guilty on the other RCRA count.  On October 2, 2009, the Court imposed a fine of $6 million and a payment of $12 million in community service.  The sentence has been suspended while the Company pursues an appeal of the conviction and the sentence.  The Company filed a Notice of Appeal to the U.S. Court of Appeals for the First Circuit and oral argument was held on October 6, 2010.  The Company believes the outcome of this matter will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Will Price.  Will Price, an individual, filed actions in the U.S. District Court for the District of Kansas for damages against a number of companies, including Panhandle, alleging mis-measurement of natural gas volumes and Btu content, resulting in lower royalties to mineral interest owners.  On September 19, 2009, the Court denied plaintiffs’ request for class certification.  Plaintiffs have filed a motion for reconsideration, which the Court denied on March 31, 2010.  Panhandle believes that its measurement practices conformed to the terms of its FERC natural gas tariffs, which were filed with and approved by FERC.  As a result, the Company believes that it has meritorious defenses to the Will Price lawsuit (including FERC-related affirmative defenses, such as the filed rate/tariff doctrine, the primary/exclusive jurisdiction of FERC, and the defense that Panhandle complied with the terms of its tariffs) and will continue to vigorously defend the case.  The Company does not believe the outcome of the Will Price litigation will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

East End Project.  The East End project involved the installation of a total of approximately 31 miles of pipeline in and around Tuscola, Illinois, Montezuma, Indiana and Zionsville, Indiana.  Construction began in 2007 and was completed in the second quarter of 2008.  PEPL is seeking recovery of each contractor’s share of approximately $50 million of cost overruns from the construction contractor, an inspection contractor and the construction management contractor for improper welding, inspection and construction management of the East End Project.  Certain of the contractors have filed counterclaims against PEPL for alleged underpayments of approximately $18 million.  The matter is pending in state court in Harris County, Texas.  The trial date is currently set for the first quarter of 2011.  The Company does not believe the outcome of this case will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

Sales of products or services between segments are billed at regulated rates or at market rates, as applicable.  There were no material intersegment revenues during the three- and nine-month periods ended September 30, 2010 and 2009.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables set forth certain selected financial information for the Company’s segments for the periods presented or at the dates indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Revenues from external customers:
Transportation and Storage	$186,563	$176,093	$560,328	$541,003
Gathering and Processing	214,893	189,557	758,460	532,946
Distribution	82,141	71,393	490,113	497,949
Total segment operating revenues	483,597	437,043	1,808,901	1,571,898
Corporate and other activities	3,930	1,408	10,716	3,441
Total consolidated revenues from external
customers	$487,527	$438,451	$1,819,617	$1,575,339

Depreciation and amortization:
Transportation and Storage	$31,191	$28,338	$91,264	$84,684
Gathering and Processing	17,151	16,733	52,442	49,689
Distribution	8,216	7,880	24,139	23,359
Total segment depreciation and amortization	56,558	52,951	167,845	157,732
Corporate and other activities	747	535	2,213	1,584
Total depreciation and amortization expense	$57,305	$53,486	$170,058	$159,316

Earnings from unconsolidated investments:
Transportation and Storage	$30,768	$22,715	$73,762	$60,483
Gathering and Processing	1,017	1,338	3,397	2,364
Corporate and other activities	551	368	1,297	841
	$32,336	$24,421	$78,456	$63,688

Segment performance:
Transportation and Storage EBIT	$112,099	$101,120	$325,770	$292,264
Gathering and Processing EBIT	(11,366)	7,734	35,715	(5,222)
Distribution EBIT	6,299	5,103	42,009	36,450
Total segment EBIT	107,032	113,957	403,494	323,492
Corporate and other activities	2,063	2,916	2,680	3,103
Interest expense	55,239	50,234	161,551	146,969
Federal and state income tax expense	16,525	19,720	75,943	53,170
Net earnings	37,331	46,919	168,680	126,456
Preferred stock dividends	699	2,171	5,040	6,512
Loss on extinguishment of preferred stock	-	-	3,295	-
Net earnings available for common stockholders	$36,632	$44,748	$160,345	$119,944

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30,	December 31,
	2010	2009
	(In thousands)
Total assets:
Transportation and Storage	$5,059,808	$5,138,042
Gathering and Processing	1,670,539	1,666,935
Distribution	1,085,485	1,109,492
Total segment assets	7,815,832	7,914,469
Corporate and other activities	196,400	160,605
Total consolidated assets	$8,012,232	$8,075,074

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Expenditures for long-lived assets:
Transportation and Storage	$58,363	$75,966	$114,620	$205,854
Gathering and Processing	15,580	12,887	57,286	29,405
Distribution	11,796	11,244	28,051	34,512
Total segment expenditures for
long-lived assets	85,739	100,097	199,957	269,771
Corporate and other activities	(2,185)	7,179	4,096	24,182
Total consolidated expenditures for
long-lived assets (1)	$83,554	$107,276	$204,053	$293,953
__________________________________
(1)
 Related cash impact includes the net reduction in capital accruals totaling $0.8 million and $8.8 million for the three-month periods ended September 30, 2010 and 2009, respectively.  Related cash impact includes the net reduction in capital accruals totaling $8.7 million and $19.2 million for the nine-month periods ended September 30, 2010 and 2009, respectively.

14. Regulation and Rates

Sea Robin.  On August 31, 2009, Sea Robin filed with FERC to implement a rate surcharge to recover Hurricane Ike-related costs not otherwise recovered from insurance proceeds or from other third parties, with initial accumulated net costs of approximately $38 million included in the filing.  On September 30, 2009, FERC approved the surcharge to be effective March 1, 2010, subject to refund and the outcome of hearings with FERC to explore issues set forth in certain customer protests, including the costs to be included and the applicability of the surcharge to discounted contracts.  On August 31, 2010, Sea Robin submitted its semiannual filing related to the surcharge which reflected updated costs incurred of approximately $46 million, net of insurance and surcharge recoveries, which were reflected in the updated surcharge rate effective October 1, 2010, subject to refund.  The ultimate outcome of this matter is pending a FERC decision.

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

New England Gas Company. On September 16, 2010, New England Gas Company made a filing with the MDPU seeking to implement an annual base rate increase of approximately $6.2 million.  The filing includes a proposed implementation of a revenue decoupling mechanism, which mitigates conservation and weather impacts.  The filing also includes a proposed Targeted Infrastructure Replacement Factor, which will permit recovery of capital costs associated with certain aged facilities without the requirement to make a filing with the MDPU to request an increase in the annual base rate.  On October 8, 2010, the MDPU issued an order seeking comments as to the appropriateness of dismissing New England Gas Company’s pending rate case filing as a result of certain concerns related to a MDPU required audit of New England Gas Company for 2007.  New England Gas Company believes that neither the facts nor the law support or permit the issuance of a dismissal order and would, in the event of its issuance, vigorously contest any such dismissal order.

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

15. Stockholders’ Equity

Dividends.  The table below presents the amount of cash dividends declared and paid on the dates indicated:

Shareholder Record Date	Date Paid	Amount Per Share	Amount Paid
			(In thousands)

September 24, 2010	October 8, 2010	$0.15	$18,674
June 25, 2010	July 9, 2010	0.15	18,672
March 26, 2010	April 9, 2010	0.15	18,665

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

17. Redemption of Preferred Stock

On July 30, 2010, the Company redeemed all outstanding Depositary Shares, each representing a 1/10th interest in a share of its 7.55% Noncumulative Preferred Stock, Series A (Liquidation Preference $250 Per Share) (Preferred Stock), at $25 per share, which totaled $115 million.  The Company recognized a $3.3 million loss adjustment charged to Retained earnings related to the write-off of issuance costs that reduced Net earnings available for common stockholders.

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

The following table provides a reconciliation of EBIT (by segment) to Net earnings available for common stockholders for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
EBIT:
Transportation and storage segment	$112,099	$101,120	$325,770	$292,264
Gathering and processing segment	(11,366)	7,734	35,715	(5,222)
Distribution segment	6,299	5,103	42,009	36,450
Corporate and other activities	2,063	2,916	2,680	3,103
Total EBIT	109,095	116,873	406,174	326,595
Interest	55,239	50,234	161,551	146,969
Earnings before income taxes	53,856	66,639	244,623	179,626
Federal and state income taxes	16,525	19,720	75,943	53,170
Net earnings	37,331	46,919	168,680	126,456
Preferred stock dividends	699	2,171	5,040	6,512
Loss on extinguishment of preferred stock	-	-	3,295	-

Net earnings available for common stockholders	$36,632	$44,748	$160,345	$119,944

Three-month period ended September 30, 2010 versus the three-month period ended September 30, 2009.  The Company’s $8.1 million decrease in Net earnings available for common stockholders was primarily due to:

•
Lower EBIT contribution of $19.1 million from the Gathering and Processing segment primarily resulting from a $46.7 increase in the cost of gas and other energy in the 2010 period due to higher market-driven natural gas and NGL purchase costs and higher fractionation fees related to the change in fractionation provider in 2010 and the impact of a net hedging loss of $23.9 million in the 2010 period versus a net hedging gain of $15.1 million in the 2009 period, partially offset by higher operating revenues of $64.3 million, excluding hedging gains and losses, attributable to higher market-driven realized average natural gas and NGL prices; and

•	Higher interest expense of $5 million primarily attributable to the impact of the lower level of interest costs capitalized attributable to lower average capital project balances outstanding.

These reductions in earnings were partially offset by:

•
Higher EBIT contribution of $11 million from the Transportation and Storage segment mainly due to higher equity earnings of $8.1 million from the Company’s unconsolidated investment in Citrus largely driven by higher equity AFUDC resulting from Florida Gas’ Phase VIII Expansion project and a higher contribution from Panhandle of $2.9 million primarily due to higher operating revenue of $10.5 million, partially offset by higher operating, maintenance and general expenses of $4.2 million and higher depreciation and amortization expense of $2.9 million;

•
Higher EBIT contribution of $1.2 million from the Distribution segment primarily due to higher net operating revenues at Missouri Gas Energy of $4.4 million largely attributable to the impact of the new customer rates effective February 28, 2010, partially offset by higher operating, maintenance and general expenses of $2.9 primarily attributable to higher pension costs; and

•	Lower federal and state income tax expense of $3.2 million primarily due to lower pre-tax earnings of $12.8 million in 2010.

Nine-month period ended September 30, 2010 versus the nine-month period ended September 30, 2009.  The Company’s $40.4 million increase in Net earnings available for common stockholders was primarily due to:

•
Higher EBIT contribution of $40.9 million from the Gathering and Processing segment primarily resulting from higher operating revenues of $230.9 million, excluding hedging gains and losses, attributable to higher market-driven realized average natural gas and NGL prices, partially offset by a $184.6 million increase in the cost of gas and other energy in the 2010 period due to higher market-driven natural gas and NGL purchase costs and higher fractionation fees related to the change in fractionation provider in 2010;

•
Higher EBIT contribution of $33.5 million from the Transportation and Storage segment primarily due to an increased contribution from Panhandle of $20.2 million mainly due to higher LNG revenues of $45.4 million largely attributable to the LNG terminal infrastructure enhancement construction project placed in service in March 2010, partially offset by lower interruptible parking revenues of $21.4 million due to less favorable market conditions and the impact of a provision for repair and abandonment costs of $12.3 million in 2009 for damages to offshore assets resulting from Hurricane Ike.  The Transportation and Storage segment was also favorably impacted by higher equity earnings of $13.3 million primarily due to Citrus’ higher other income of $25.5 million largely attributable to higher equity AFUDC resulting from the Florida Gas Phase VIII Expansion project, partially offset by higher income tax expense of $8.2 million; and

•
Higher EBIT contribution of $5.6 million from the Distribution segment primarily due to higher net operating revenues at Missouri Gas Energy of $13.3 million largely attributable to the impact of the new customer rates effective February 28, 2010, partially offset by the impact of a $3.5 million settlement in 2009 with an insurance company that released it from certain potential future environmental claim obligations.

These improvements in earnings were partially offset by:

•	Higher interest expense of $14.6 million primarily attributable to the impact of the lower level of interest costs capitalized attributable to lower average capital project balances outstanding;
•	Higher federal and state income tax expense of $22.8 million primarily due to higher pre-tax earnings of $65 million in 2010; and
•	Impact of a $3.3 million loss recorded in the 2010 period related to the Company’s redemption of all of its approximately $115 million of outstanding Preferred Stock.

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

The following table illustrates the results of operations applicable to the Company’s Transportation and Storage segment for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)

Operating revenues	$186,563	$176,093	$560,328	$541,003

Operating, maintenance and general	65,322	61,127	190,228	199,302
Depreciation and amortization	31,191	28,338	91,264	84,684
Taxes other than on income and revenues	8,731	8,398	26,856	25,636
Total operating income	81,319	78,230	251,980	231,381
Earnings from unconsolidated investments	30,768	22,715	73,762	60,483
Other income, net	12	175	28	400
EBIT	$112,099	$101,120	$325,770	$292,264

Operating information:
Panhandle natural gas volumes transported (TBtu)	326	331	1,027	1,134
Florida Gas natural gas volumes transported (TBtu) (1)	241	233	644	636

________________
(1)	Represents 100 percent of natural gas volumes transported by Florida Gas versus the Company’s effective equity ownership interest of 50 percent.

Three-month period ended September 30, 2010 versus the three-month period ended September 30, 2009.  The $11 million EBIT improvement in the three-month period ended September 30, 2010 versus the same period in 2009 was primarily due to higher equity earnings of $8.1 million, mainly from the Company’s unconsolidated investment in Citrus and a higher EBIT contribution from Panhandle totaling $2.9 million.

Equity earnings, mainly attributable to the Company’s unconsolidated investment in Citrus, were higher by $8.1 million in 2010 versus 2009 primarily due to the following items, adjusted where applicable to reflect the Company’s proportional equity share:

•
Higher other income of $10.9 million largely driven by higher equity AFUDC resulting from Florida Gas’ Phase VIII Expansion project.  Due to the increasing levels of capitalized project costs, AFUDC is expected to continue to trend higher until completion of the Phase VIII Expansion project;

•
Higher operating revenues of $2.8 million primarily due to certain higher rates associated with the Florida Gas rate case filing effective April 1, 2010 and higher short-term firm reservation revenues, partially offset by the provision for an estimated rate refund related to the Florida Gas rate case filing and lower transportation commodity revenues due to lower interruptible volumes;

•
Lower debt interest cost of $800,000 primarily due to higher capitalized debt AFUDC, largely attributable to higher Phase VIII Expansion project capital expenditures and lower interest expense resulting from the repayment of the $325 million 7.625% Senior Notes in August 2010, partially offset by higher interest on the $500 million 5.45% Senior Notes and the $350 million 4.00% Senior Notes issued in July 2010, and a higher rate on the $500 million construction and term loan, which was converted to a fixed rate of 9.393 percent in October 2009;

•	Higher operating expenses of $1.2 million primarily due to higher overall costs experienced in 2010 applicable to outside services costs, corporate services costs and other operating costs;
•	Higher depreciation expense of $900,000 primarily due to increased property, plant and equipment placed in service after September 30, 2009; and
•	Higher income tax expense of $4.6 million primarily due to higher pretax earnings.

Panhandle’s $2.9 million EBIT improvement was primarily due to:

•	Higher operating revenues of $10.5 million primarily due to:
o	Higher LNG revenues of $20.1 million largely attributable to the LNG terminal infrastructure enhancement construction project placed in service in March 2010;
o
Lower transportation reservation revenues of $5.3 million in 2010 versus 2009 primarily due to lower average rates realized on short-term firm capacity on PEPL, in addition to lower average rates realized on Trunkline; and

o	Lower interruptible parking revenues of $5.3 million primarily due to less favorable market conditions resulting in lower rates in 2010.

The operating revenue improvement was partially offset by:

•	Higher operating, maintenance and general expenses of $4.2 million in 2010 versus 2009 primarily attributable to:
o	Impact of a net reduction of $3.5 million in the repair and abandonment cost provision for Hurricane Ike in the 2009 period;
o	A $1.1 million increase in administrative outside service costs primarily due to legal costs associated with ongoing litigation;
o	Higher allocated corporate services costs of $1.1 million primarily due to higher short- and long-term corporate incentive compensation;
o
A $900,000 increase in outside service costs for field operations primarily attributable to plant services  related to the LNG terminal infrastructure enhancement construction project placed in service in March 2010; and

o	Impact of a $2.8 million increase in environmental reserves in 2009 primarily attributable to estimated costs to remediate PCBs at the Company’s facilities; and
•
Increased depreciation and amortization expense of $2.9 million in 2010 versus 2009 due to a $582.4 million increase in property, plant and equipment placed in service after September 30, 2009.  Depreciation and amortization expense is expected to continue to increase primarily due to significant capital additions, including capitalized costs associated with the LNG terminal infrastructure enhancement construction project placed in service in March 2010.

Nine-month period ended September 30, 2010 versus the nine-month period ended September 30, 2009.  The $33.5 million EBIT improvement in the nine-month period ended September 30, 2010 versus the same period in 2009 was primarily due to a higher EBIT contribution from Panhandle totaling $20.2 million and higher equity earnings of $13.3 million, principally from the Company’s unconsolidated investment in Citrus.

Panhandle’s $20.2 million EBIT improvement was primarily due to:

•	Higher operating revenues of $19.3 million primarily due to:
o	Higher LNG revenues of $45.4 million largely attributable to the LNG terminal infrastructure enhancement construction project placed in service in March 2010;
o	Higher transportation commodity revenues of $3.2 million primarily due to higher volumes flowing on Sea Robin in 2010 versus in 2009, the 2009 volumes having been adversely impacted by Hurricane Ike;
o	Lower interruptible parking revenues of $21.4 million primarily due to less favorable market conditions resulting in lower rates in 2010; and
o
Lower transportation reservation revenues of $9.9 million in 2010 versus 2009 primarily due to lower average rates realized on short-term firm capacity on PEPL, in addition to lower average rates realized on Trunkline;

•	Lower operating, maintenance and general expenses of $9.1 million in 2010 versus 2009 primarily attributable to:
o
Impact of a provision for repair and abandonment costs of $12.3 million recorded in 2009 for damages to offshore assets resulting from Hurricane Ike and a reduction in 2010 in the repair and abandonment provision for previous hurricane damages of $3.6 million primarily due to project scope reductions resulting from favorable weather conditions experienced and realized project efficiencies;

o	Impact of a $3.8 million increase in environmental reserves in 2009 primarily attributable to estimated costs to remediate PCBs at the Company’s facilities;
o
A $5.5 million increase in outside service costs for field operations primarily attributable to plant services  related to the LNG terminal infrastructure enhancement construction project placed in service in March 2010 and higher in-line inspection costs;

o	Higher allocated corporate services costs of $3.6 million primarily due to higher short- and long-term corporate incentive compensation; and
o	A $2.6 million increase in legal costs primarily due to ongoing litigation; and
•
Increased depreciation and amortization expense of $6.6 million in 2010 versus 2009 due to a $582.4 million increase in property, plant and equipment placed in service after September 30, 2009.  Depreciation and amortization expense is expected to continue to increase primarily due to significant capital additions, including capitalized costs associated with the LNG terminal infrastructure enhancement construction project placed in service in March 2010.

Equity earnings, mainly attributable to the Company’s unconsolidated investment in Citrus, were higher by $13.3 million in 2010 versus 2009 primarily due to the following items, adjusted where applicable to reflect the Company’s proportional equity share:

•
Higher other income of $25.5 million largely driven by higher equity AFUDC resulting from Florida Gas’ Phase VIII Expansion project.  Due to the increasing levels of capitalized project costs, AFUDC is expected to continue to trend higher until completion of the Phase VIII Expansion project;

•
Higher operating revenues of $6 million primarily due to certain higher rates associated with the Florida Gas rate case filing effective April 1, 2010 and higher short-term firm reservation revenues, partially offset by the provision for an estimated rate refund and lower transportation commodity revenues due to lower interruptible volumes;

•
Higher debt interest cost of $3.7 million primarily due to interest on the $600 million 7.90% Senior Notes issued in May 2009, the $500 million 5.45% Senior Notes and $350 million 4.00% Senior Notes issued in July 2010, and a higher rate on the $500 million construction and term loan which was converted to a fixed rate of 9.393 percent in October 2009, partially offset by higher capitalized debt AFUDC, largely attributable to higher Phase VIII Expansion project capital expenditures;

•
Higher operating expenses of $3.3 million primarily due to higher overall costs experienced in 2010 applicable to outside services costs, corporate services costs, transportation, and other operating costs;

•	Higher depreciation expense of $2.9 million primarily due to increased property, plant and equipment placed in service after September 30, 2009; and
•	Higher income tax expense of $8.2 million primarily due to higher pretax earnings.

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

The following table presents the results of operations applicable to the Company’s Gathering and Processing segment for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)

Operating revenues, excluding impact of
commodity derivative instruments	$238,804	$174,498	$761,431	$530,499
Realized and unrealized commodity derivatives	(23,911)	15,059	(2,971)	2,447
Operating revenues	214,893	189,557	758,460	532,946
Cost of gas and other energy (1)	(189,156)	(142,455)	(611,405)	(426,853)
Gross margin (2)	25,737	47,102	147,055	106,093
Operating, maintenance and general	19,897	22,736	58,260	60,521
Depreciation and amortization	17,151	16,733	52,442	49,689
Taxes other than on income and revenues	1,388	1,210	4,353	3,716
Total operating income	(12,699)	6,423	32,000	(7,833)
Earnings from unconsolidated investments	1,017	1,338	3,397	2,364
Other expense, net	316	(27)	318	247
EBIT	$(11,366)	$7,734	$35,715	$(5,222)

Operating Statistics:
Volumes
Avg natural gas processed (MMBtu/d)	444,316	357,182	431,544	395,054
Avg NGL produced (gallons/d)	1,521,859	1,162,488	1,458,582	1,308,472
Avg natural gas wellhead volumes (MMBtu/d)	536,724	530,558	536,858	569,649
Natural gas sales (MMBtu) (3)	20,905,163	22,871,214	61,286,222	68,100,131
NGL sales (gallons) (3)	165,018,837	125,247,667	471,467,923	435,737,044

Average Pricing
Realized natural gas ($/MMBtu) (4)	$3.99	$3.08	$4.38	$3.20
Realized NGL ($/gallon) (4)	0.92	0.81	1.03	0.70
Natural Gas Daily WAHA ($/MMBtu)	4.01	3.08	4.39	3.20
Natural Gas Daily El Paso ($/MMBtu)	3.94	3.05	4.33	3.13
Estimated plant processing spread ($/gallon)	0.56	0.52	0.61	0.41
________________
(1)	Cost of natural gas and other energy consists of natural gas and NGL purchase costs and producer and other fees.
(2)
Gross margin consists of Operating revenues less Cost of natural gas and other energy.  The Company believes that this measure is more meaningful for understanding and analyzing the Gathering and Processing segment’s operating results for the periods presented because commodity costs are a significant factor in the determination of the segment’s revenues.

(3)
Volumes processed by SUGS include volumes sold under various buy-sell arrangements.  For the three-month periods ended September 30, 2010 and 2009, the Company’s operating revenues and related volumes attributable to its buy-sell arrangements for natural gas totaled $10.4 million and $8.5 million, and 2,291,000 MMBtus and 2,713,000 MMBtus, respectively.  The Company’s operating revenues and related volumes for the three-month periods ended September 30, 2010 and 2009 attributable to its buy-sell arrangements for NGL totaled $29.2 million and $15.3 million, and 32,598,000 gallons and 19,923,000 gallons, respectively.  For the nine-month periods ended September 30, 2010 and 2009, the Company’s operating revenues and related volumes attributable to its buy-sell arrangements for natural gas totaled $35 million and $30 million, and 7,040,000 MMBtus and 9,057,000 MMBtus, respectively.  The Company’s operating revenues and related volumes for the nine-month periods ended September 30, 2010 and 2009  attributable to its buy-sell arrangements for NGL totaled $86.2 million and $41.9 million, and 90,957,000 gallons and 63,037,000 gallons, respectively.

(4)	Excludes impact of realized and unrealized commodity derivative gains and losses detailed in the above EBIT presentation.

Three-month period ended September 30, 2010 versus the three-month period ended September 30, 2009.  The $19.1 million EBIT reduction in the three-month period ended September 30, 2010 versus the same period in 2009 was primarily due to the following items:

•	Lower gross margin of $21.4 million primarily as the result of:
o
Higher operating revenues of $64.3 million largely attributable to higher market-driven realized average natural gas and NGL prices (unadjusted for the impact of realized and unrealized commodity derivative gains and losses) of $3.99 per MMBtu and $0.92 per gallon in the 2010 period versus $3.08 per MMBtu and $0.81 per gallon in the 2009 period, respectively;

o
A $46.7 million increase in the cost of gas and other energy in the 2010 period versus the 2009 period due to higher market-driven natural gas and NGL purchase costs and higher fractionation fees related to the change in fractionation provider in 2010;

o
Impact of a net hedging loss of $23.9 million in the 2010 period versus a net hedging gain of $15.1 million in the 2009 period (which includes the impact of $29.2 million of unrealized losses recorded in 2010); and

o
Impact of approximately $4.6 million reduction in gross margin in 2009 attributable to a fire on July 17, 2009 at the Keystone processing plant resulting in a production outage until August 1, 2009; and

•	Lower operating, maintenance and general expenses of $2.8 million primarily due to:
o	Impact of a $4.5 million net loss in 2009 versus 2010 resulting from the write-off of property and equipment damaged by the fire at the Keystone natural gas processing plant in 2009;
o	Higher benefits, labor, and allocated corporate services costs of $1.1 million primarily due to higher short-term and long-term incentive compensation;
o	Higher contract services, chemicals and lubricants, and other operating costs of $500,000 primarily associated with the Mi Vida treater, which was returned to service during the first quarter of 2010.

Nine-month period ended September 30, 2010 versus the nine-month period ended September 30, 2009.  The $40.9 million EBIT improvement in the nine-month period ended September 30, 2010 versus the same period in 2009 was primarily due to the following items:

•	Higher gross margin of $41 million primarily as the result of:
o
Higher operating revenues of $230.9 million largely attributable to higher market-driven realized average natural gas and NGL prices (unadjusted for the impact of realized and unrealized commodity derivative gains and losses) of $4.38 per MMBtu and $1.03 per gallon in the 2010 period versus $3.20 per MMBtu and $0.70 per gallon in the 2009 period, respectively, partially offset by the impact of lower system volumes as a result of well freeze-offs that occurred in early 2010;

o
A $184.6 million increase in the cost of gas and other energy in the 2010 period versus the 2009 period due to higher market-driven natural gas and NGL purchase costs and higher fractionation fees related to the change in fractionation provider in 2010;

o
Impact of a net hedging loss of $3 million in the 2010 period versus a net hedging gain of $2.4 million in the 2009 period (which includes the impact of $12.6 million of unrealized losses recorded in 2010); and

o	Impact of approximately $4.6 million reduction in gross margin in 2009 attributable to a fire on July 17, 2009 at the Keystone processing plant resulting in a production outage until August 1, 2009;
•	Lower operating, maintenance and general expenses of $2.3 million primarily due to:
o	Impact of a $4.5 million net loss in 2009 versus 2010 resulting from the write-off of property and equipment damaged by the fire at the Keystone natural gas processing plant in 2009;
o	Higher benefits, labor, and allocated corporate services costs of $1.9 million primarily due to higher short-term and long-term incentive compensation; and
o
Higher contract services, chemicals and lubricants, and other operating costs of $1.1 million primarily associated with the Mi Vida treater, which was returned to service during the first quarter of 2010;

•
Higher equity earnings from unconsolidated investments of $1 million primarily due to increased fee-based revenues resulting from higher throughput volumes in the 2010 period versus the 2009 period at the Grey Ranch natural gas treatment facility.  The Grey Ranch facility is currently expected to be idled for the majority of the fourth quarter of 2010; and

•	Higher depreciation and amortization expense of $2.8 million primarily attributable to a $59.7 million increase in property, plant and equipment placed in service after September 30, 2009.

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

The following table illustrates the results of operations applicable to the Company’s Distribution segment for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)

Net operating revenues (1)	$49,932	$45,528	$174,171	$162,962

Operating, maintenance and general	32,229	29,371	98,106	96,292
Depreciation and amortization	8,216	7,880	24,139	23,359
Taxes other than on income and revenues	3,154	3,047	9,666	9,929
Total operating income (loss)	6,333	5,230	42,260	33,382
Other income (expenses), net	(34)	(127)	(251)	3,068
EBIT	$6,299	$5,103	$42,009	$36,450

Operating Information:
Natural Gas sales volumes (MMcf)	3,291	3,718	44,132	42,524
Natural Gas transported volumes (MMcf)	5,316	5,033	20,072	18,999

Weather – Degree Days: (2)
Missouri Gas Energy service territories	25	43	3,199	2,996
New England Gas Company service territories	32	80	3,407	3,827

________________
(1)	Operating revenues for the Distribution segment are reported net of Cost of natural gas and other energy and Revenue-related taxes, which are pass-through costs.
(2)	"Degree days" are a measure of the coldness of the weather experienced. A degree day is equivalent to each degree that the daily mean temperature for a day falls below 65 degrees Fahrenheit.

Three-month period ended September 30, 2010 versus the three-month period ended September 30, 2009.  The $1.2 million EBIT improvement in the three-month period ended September 30, 2010 versus the same period in 2009 was primarily due to:

•
Higher net operating revenues of $4.4 million primarily due to $5.6 million of higher net operating revenues at Missouri Gas Energy largely attributable to the impact of the new customer rates effective February 28, 2010, which eliminated the impact of weather and conservation for the majority of Missouri Gas Energy’s revenues.  This revenue increase was partially offset by lower revenues of $900,000 at New England Gas Company primarily due to adjustments recorded in 2009 related to certain benefit costs recovered in rates; and

•	Higher operating, maintenance and general expenses of $2.9 million primarily attributable to:
o	Higher pension costs of $1 million, which are recovered in current rates;
o	Higher legal costs of $800,000 primarily due to ongoing litigation; and
o	Higher labor costs of $400,000 largely due to new positions filled and merit and incentive increases in the 2010 period.

Nine-month period ended September 30, 2010 versus the nine-month period ended September 30, 2009.  The $5.6 million EBIT improvement in the nine-month period ended September 30, 2010 versus the same period in 2009 was primarily due to:

•
Higher net operating revenues of $11.2 million primarily due to $13.3 million of higher net operating revenues at Missouri Gas Energy largely attributable to the impact of the new customer rates effective February 28, 2010, which eliminated the impact of weather and conservation for the majority of Missouri Gas Energy’s revenues.  This revenue increase was partially offset by lower revenues of $1.9 million at New England Gas Company primarily due to warmer weather in the 2010 period;

•
Lower other income, net, of $3.3 million primarily due to a $3.5 million settlement in 2009 with an insurance company that released it from certain potential future environmental claim obligations; and

•	Higher operating, maintenance and general expenses of $1.8 million primarily attributable to:
o	Higher pension costs of $2.3 million, which are recovered in current rates;
o	Higher labor costs of $1.8 million largely due to new positions filled and merit and incentive increases in the 2010 period;
o	Lower provisions for uncollectible customer accounts of approximately $1.5 million primarily resulting from improved collectability on aged accounts receivables at Missouri Gas Energy; and
o	Impact of a $1.5 million settlement in 2010 for a previous environmental cost reimbursement claim made by the Company.

Corporate and Other Activities.

Three-month period ended September 30, 2010 versus the three-month period ended September 30, 2009.  The EBIT reduction of $900,000 was primarily due to:

•
Collection in the 2009 period of a $1.8 million settlement awarded to the Company related to the Southwest Gas litigation action filed by the Company in 2002 against former Arizona Corporation Commissioner James Irvin; and

•	A higher net sales margin contribution of $1.2 million from PEI Power Corporation largely due to increased electric generation attributable to higher landfill gas volumes.

Nine-month period ended September 30, 2010 versus the nine-month period ended September 30, 2009.  The EBIT reduction of $400,000 was primarily due to:

•	Impact of a settlement gain of $1.9 million in March 2009 with an insurance company related to certain environmental matters;
•
Collection in the 2009 period of a $1.8 million settlement awarded to the Company related to the Southwest Gas litigation action filed by the Company in 2002 against former Arizona Corporation Commissioner James Irvin; and

•	A higher net sales margin contribution of $3.5 million from PEI Power Corporation largely due to increased electric generation primarily attributable to higher landfill gas volumes.

Interest Expense

Three-month period ended September 30, 2010 versus the three-month period ended September 30, 2009.  Interest expense was $5 million higher in the period ended September 30, 2010 versus the same period in 2009 primarily due to:

•
Higher interest expense of $6.5 million primarily due to the impact of the lower level of interest costs capitalized attributable to lower average capital project balances outstanding in 2010 compared to 2009 largely resulting from the Trunkline LNG infrastructure enhancement project being placed in service in March 2010;

•
Higher interest expense of $1.1 million associated with borrowings under the Company’s credit facilities primarily due to higher average rates and higher average outstanding balances in 2010 compared to 2009;

•
Lower net interest expense of $1.9 million primarily due to lower outstanding debt balances resulting from the repayment of the $100 million 6.089% Senior Notes in February 2010, the $40.5 million 8.25% Senior Notes in April 2010, and the $60.6 million 6.50% Senior Notes in July 2009, partially offset by the impact of the $150 million term loan issued in August 2009; and

•	Lower interest expense of $800,000 primarily due to the impact of lower debt issuance cost amortization in 2010 due to repayments of the related debt.

Nine-month period ended September 30, 2010 versus the nine-month period ended September 30, 2009.  Interest expense was $14.6 million higher in the period ended September 30, 2010 versus the same period in 2009 primarily due to:

•
Higher interest expense of $12.4 million primarily due to the impact of the lower level of interest costs capitalized attributable to lower average capital project balances outstanding in 2010 compared to 2009 largely resulting from the Trunkline LNG infrastructure enhancement project being placed in service in March 2010;

•
Higher net interest expense of $1.1 million primarily due to higher outstanding debt balances from the $150 million 8.125% Senior Notes issued in June 2009 and the $150 million term loan issued in August 2009, partially offset by lower interest expense resulting from the repayment of the $100 million 6.089% Senior Notes in February 2010, the $40.5 million 8.25% Senior Notes in April 2010, and the $60.6 million 6.50% Senior Notes in July 2009; and

•
Higher interest expense of $800,000 primarily due to the impact of higher debt issuance cost amortization in 2010 related to additional issuance cost associated with the $150 million term loan issued in August 2009 and an increase in the commitment  availability of the credit facilities in February 2010 from $400 million to $550 million, and lower debt premium amortizations due to repayments of the related debt in 2009.

Federal and State Income Taxes

The following table summarizes the Company’s income taxes for the periods presented.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)

Income tax expense	$16,525	$19,720	$75,943	$53,170
Effective tax rate (1)	31%	30%	31%	30%

________________
(1)
The EITR is lower than the U.S. federal income tax statutory rate of 35 percent primarily due to the 80 percent dividends received deduction for the anticipated receipt of dividends associated with earnings from the Company’s unconsolidated Citrus affiliate, partially offset by the impact of state income taxes, net of the federal income tax benefit.

Three-month period ended September 30, 2010 versus the three-month period ended September 30, 2009.  The $3.2 million decrease in federal and state income tax expense was primarily due to lower pre-tax earnings of $12.8 million in 2010.

Nine-month period ended September 30, 2010 versus the nine-month period ended September 30, 2009.  The $22.8 million increase in federal and state income tax expense was primarily due to higher pre-tax earnings of $65 million in 2010 and the impact of $4.2 million of higher income tax expense resulting from the elimination of the Medicare Part D tax subsidy in the PPACA legislation signed into law in March 2010.  The Company expects the EITR will be approximately 31 percent for 2010.

Preferred Stock Dividends and Loss on Extinguishment of Preferred Stock

Three and nine-month periods ended September 30, 2010 versus the three and nine-month periods ended September 30, 2009. The $1.5 million reduction in preferred stock dividends for the three- and nine-month periods ended September 30, 2010 versus the same periods in 2009 was due to the Company’s redemption of all of its approximately $115 million of outstanding Preferred Stock in the third quarter of 2010 (Preferred Stock Redemption).  Net earnings available for common stockholders were also reduced by $3.3 million in the nine-month period ended September  30, 2010 due to the impact of a $3.3 million loss related to the Preferred Stock Redemption.

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

Cash generated from internal operations constitutes the Company’s primary source of liquidity.  The Company’s working capital deficit at September 30, 2010 was $118.8 million.  Additional sources of liquidity for working capital purposes include the use of available credit facilities and may include various equity offerings, debt capital markets, bank financings and proceeds from asset dispositions.  The availability and terms relating to such liquidity will depend upon various factors and conditions such as the Company’s combined cash flow and earnings, the Company’s resulting capital structure and conditions in the financial markets at the time of such offerings.

Sources (Uses) of Cash

	Nine months ended September 30,
	2010	2009
	(In thousands)
Cash flows provided by (used in):
Operating activities	$360,433	$464,413
Investing activities	(218,570)	(319,422)
Financing activities	(135,286)	(142,272)
Increase (decrease) in cash and cash equivalents	$6,577	$2,719

Operating Activities

Cash provided by operating activities decreased by $104 million in the 2010 period versus the same period in 2009.  Cash flows provided by operating activities before changes in operating assets and liabilities for the 2010 period were $389.3 million compared with $346.7 million for the 2009 period, an increase of $42.6 million primarily resulting from higher net earnings in 2010. Changes in operating assets and liabilities used cash of $28.8 million in the 2010 period and provided cash of $117.8 million in the 2009 period, resulting in a decrease in cash from changes in operating assets and liabilities of $146.6 million in 2010 compared to 2009.  The $146.6 million decrease was primarily due to:
•	Decreased net cash settlements of $70.8 million of commodity derivative instruments in the Gathering and Processing segment in the 2010 period versus the 2009 period;
•	A decrease of $58.7 million in the Distribution segment primarily due to the timing of cash receipts from revenues, resulting in increased accounts receivable; and
•	An increase in cash used to purchase inventories of $53.9 million in the Distribution segment in the 2010 period primarily due to higher natural gas prices.

Investing Activities

The Company’s business strategy includes making prudent capital expenditures across its base of gathering, processing, transmission, storage and distribution assets and growing the businesses through the selective acquisition of assets in order to position itself favorably in the evolving natural gas markets.

Cash flows used in investing activities in the nine months ended September 30, 2010 and 2009 were $218.6 million and $319.4 million, respectively.  The $100.9 million decrease in investing cash outflows was primarily due to a $109.4 million decrease in capital expenditures in the Transportation and Storage segment.

The following table presents a summary of additions to property, plant and equipment by segment, including additions related to major projects for the periods presented.

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
Transportation and Storage Segment:
LNG Terminal Expansions/Enhancements	$21,980	$75,995
Compression Modernization	(256)	6,462
Other, primarily pipeline integrity, system
reliability, information technology, air
emission compliance and hurricane
expenditures	92,896	123,397
Total	114,620	205,854

Gathering and Processing Segment	57,286	29,405

Distribution Segment:
Missouri Safety Program	8,422	10,259
Other, primarily system replacement
and expansion	19,629	24,253
Total	28,051	34,512

Corporate and other activities	4,096	24,182

Total (1)	$204,053	$293,953

_______________
(1)	Related cash impact includes the net reduction in capital accruals totaling $8.7 million and $19.2 million for the nine-month periods ended September 30, 2010 and 2009, respectively.

Potential Sea Robin Impairment.  Sea Robin, comprised primarily of offshore facilities, suffered damage from Hurricane Ike related to several platforms and gathering pipelines.  See Item 1. Financial Statements (Unaudited), Note 2 – New Accounting Principles and Other Matters – Other Matters for information related to the Company’s analysis of the Sea Robin assets for potential impairment as of December 31, 2009.  The Company currently estimates that approximately $130 million of the approximately $170 million total estimated capital replacement and retirement expenditures to replace property and equipment damaged by Hurricane Ike are related to Sea Robin.  This estimate is subject to further revision as certain work, primarily retirements, is ongoing. The Company anticipates partial reimbursement from its property insurance carrier for its damages in excess of its $10 million deductible, except for certain expenditures not reimbursable under the insurance policy terms.  Additionally, Sea Robin has implemented a rate surcharge approved by FERC in September 2009, subject to refund, to recover Hurricane Ike-related costs not otherwise recovered from insurance proceeds or from other third parties.  To the extent the Company’s capital expenditures are not recovered through insurance proceeds or through its hurricane rate surcharge, its net investment in Sea Robin’s property and equipment would increase without necessarily generating additional revenues unless the incremental costs are recovered through future rate proceedings or additional throughput.  See Item 1. Financial Statements (Unaudited), Note 14 – Regulation and Rates – Sea Robin for information related to the surcharge filing.  If the amount of the estimated Sea Robin insurance reimbursements are significantly reduced or Sea Robin experiences other adverse developments incrementally impacting the Company’s related net investment or anticipated future cash flows that are not remedied through rate proceedings, the Company could potentially be required to record an impairment of its net investment in Sea Robin.

Citrus Equity Fundings. Prior to the in-service date of the Phase VIII Expansion project, it is expected Citrus will require sponsor provided contributions from each of its shareholders of up to $250 million.  The majority of the sponsor provided contributions to Citrus will be made in the fourth quarter of 2010 and/or first quarter of 2011.  Citrus plans to resume cash distributions to its sponsors after the Phase VIII Expansion project is placed in service.

Financing Activities

Financing activities used cash of $135.3 million and $142.3 million in the nine months ended September 30, 2010 and 2009, respectively.  The $7 million decrease in net financing cash outflows were primarily due to:
•	Borrowings of $100 million under the Company’s credit facilities in the 2010 period compared to $321.5 million in payments in 2009;
•	Payments of $115 million to redeem all of the Company’s outstanding Preferred Stock; and
•	Net repayments of $40 million of long-term debt in the 2010 period, compared to net issuances of $242 million in the 2009 period.

Retirement of Debt Obligations.  The Company repaid the $100 million 6.089% Senior Notes in February 2010 and the $40.5 million 8.25% Senior Notes in April 2010 primarily using draw downs under its credit facilities.

Redemption of Preferred Stock.  On July 30, 2010, the Company redeemed all outstanding Depositary Shares representing interests in its Preferred Stock at $25 per share plus accrued and unpaid dividends.

2010 Term Loan.  On August 3, 2010, the Company, entered into the 2010 Term Loan, maturing on August 3, 2013.  The 2010 Term Loan bears interest at a rate of LIBOR plus 2.125 percent and may be prepaid without penalty at any time.  The 2010 Term Loan amended, restated and upsized the 2009 Term Loan.  The 2009 Term Loan had an interest rate of LIBOR plus 3.75 percent.  Proceeds received from the 2010 Term Loan were used to refinance the existing indebtedness under the 2009 Term Loan described above, with the remaining proceeds to be used to provide working capital and for general corporate purposes.

Floating-Rate Debt Obligations.  The Company has $570 million available under its committed credit facilities.  As of October 29, 2010, there was a balance of $160 million outstanding under the Company’s credit facilities, with an effective interest rate of 3.04 percent.

As of October 29, 2010, the interest rate on the $465 million term loan was 0.81 percent.

Credit Ratings. As of September 30, 2010, both Southern Union’s and Panhandle’s debt was rated BBB- by Fitch Ratings, Baa3 by Moody's Investor Services, Inc. and BBB- by Standard & Poor's. The Company is not party to any lending agreement that would accelerate the maturity date of any obligation due to a failure to maintain any specific credit rating, nor would a reduction in any credit rating, by itself, cause an event of default under any of the Company’s lending agreements.  However, if its current credit ratings are downgraded below investment grade or if there are times when it is placed on "credit watch," the Company could be negatively impacted as follows:
•	Borrowing costs associated with debt obligations could increase annually up to approximately $6 million;
•
The costs of maintaining certain contractual relationships could increase, primarily related to the potential requirement for the Company to post collateral associated with its derivative financial instruments; and

•	Regulators may be unwilling to allow the Company to pass along increased debt service costs to natural gas customers.

For additional information related to the Company’s debt obligations, see Part 1, Item 1. Financial Statements (Unaudited), Note 7 – Debt Obligations and Note 10 – Derivative Instruments and Hedging Activities – Derivative Instrument Contingent Features.

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

                 Rate Matters

Trunkline LNG Cost and Revenue Study. On July 1, 2009, Trunkline LNG filed a Cost and Revenue Study with respect to the Trunkline LNG facility expansions completed in 2006, in compliance with FERC orders.  BG LNG Services (BGLS) filed a motion to intervene and protest on July 14, 2009.  By order dated July 26, 2010, FERC determined that since (i) Trunkline LNG has fixed negotiated rates with BGLS through 2015, which would be unaffected by any rate change that might be determined through hearing at this time, and (ii) current costs and revenues are not necessarily representative of Trunkline LNG’s costs and revenues at the termination of the negotiated rate period in 2015, there was no reason to expend FERC’s and parties’ resources on a Natural Gas Act section 5 proceeding at this time.  The order is final and not subject to rehearing.

See Part I, Item I. Financial Statements (Unaudited), Note 14 – Regulation and Rates for information related to the Company’s other rate matters.

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

Interest Rate Risk

The Company is subject to the risk of loss associated with movements in market interest rates.  The Company manages this risk through the use of fixed-rate debt, floating-rate debt and interest rate swaps.  Pay-fixed interest rate swaps are used to reduce the risk of increased interest costs during periods of rising interest rates.  Pay-floating interest rate swaps are used to convert the fixed rates of long-term borrowings into short-term variable rates.  At September 30, 2010, the interest rate on 83 percent of the Company’s long-term debt was fixed after considering the impact of interest rate swaps.

At September 30, 2010, $19.9 million is included in Derivative instruments – liabilities, and $9.5 million is included in Deferred Credits in the unaudited interim Condensed Consolidated Balance Sheet related to the pay-fixed interest rate swaps on the $455 million Term Loan due 2012.

At September 30, 2010, a 100 basis point change in the annual interest rate on all outstanding floating-rate long- and short-term debt would correspondingly change the Company’s interest payments by approximately $700,000 for each month during which such change continued.  If interest rates changed significantly, the Company may take actions to manage its exposure to the change.

The Company has entered into treasury rate locks from time to time to manage its exposure against changes in future interest payments attributable to changes in the US treasury rates.  By entering into these agreements, the Company locks in an agreed upon interest rate until the settlement of the contract, which typically occurs when the associated long-term debt is sold. The Company accounts for the treasury rate locks as cash flow hedges.  The Company’s most recent treasury rate locks that currently impact interest expense were settled in February and June 2008.

The change in exposure to loss in earnings and cash flow related to interest rate risk for the nine-month period ended September 30, 2010 is not material to the Company.

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

The following table summarizes SUGS' principal commodity derivative instruments as of September 30, 2010 (all instruments are settled monthly), which were developed based upon historical and projected operating conditions and processable volumes.

		Average	Volumes		Fair Value
		Fixed Price	(MMBtu/d) (3)		of Assets
Instrument Type	Index	(per MMBtu)	2010	2011	(Liabilities) (4)
					(In thousands)
Natural Gas - Cash Flow Hedges: (1)
Receive-fixed swap	Gas Daily - Waha	$5.33	24,863	-	$3,638
Receive-fixed swap	Gas Daily - Waha	$6.12	-	13,813	9,630
Receive-fixed swap	Gas Daily - El Paso Permian	$5.33	20,137	-	2,947
Receive-fixed swap	Gas Daily - El Paso Permian	$6.12	-	11,187	7,799
		Total	45,000	25,000	$24,014

Processing Spread - Economic Hedges: (2)
Receive-fixed swap	Gas Daily - Waha (natural gas)
	OPIS - Mt. Belvieu (NGL)	$5.11	22,100	-	$(7,121)
Receive-fixed swap	Gas Daily - Waha (natural gas)
	OPIS - Mt. Belvieu (NGL)	$5.51	-	13,813	(9,306)
Receive-fixed swap	Gas Daily - El Paso Permian (natural gas)
	OPIS - Mt. Belvieu (NGL)	$5.11	17,900	-	(5,767)
Receive-fixed swap	Gas Daily - El Paso Permian (natural gas)
	OPIS - Mt. Belvieu (NGL)	$5.51	-	11,187	(7,537)
		Total	40,000	25,000	$(29,731)
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

(3)	All volumes are applicable to the period October 1, 2010 to December 31, 2010 and January 1, 2011 to December 31, 2011, as applicable.
(4)
See Part I, Item 1. Financial Statements (Unaudited), Note 10 – Derivative Instruments and Hedging Activities – Commodity Contracts – Gathering and Processing Segment for additional related information.

At September 30, 2010, excluding the effects of hedging and assuming normal operating conditions, the Company estimates that a change in price of $0.01 per gallon of NGL and $1.00 per MMBtu of natural gas would impact annual gross margin by approximately $1.6 million and $6 million, respectively.  Such commodity price risk estimates do not include (i) any effect on demand for the Company’s services that may be caused by, or arise in conjunction with, price changes (e.g., a change in the gross processing spread may cause some ethane to be sold in the natural gas stream, impacting gathering and processing margins, natural gas deliveries and NGL volumes shipped), (ii) any effect from changes related to future contracting practices, and (iii) any effect from operating results which deviate from historical averages.

Transportation and Storage Segment.  The Company is exposed to some commodity price risk with respect to natural gas used in operations by its interstate pipelines.  Specifically, the pipelines receive natural gas from customers for use in operating compression to move the customers’ gas.  Additionally, the pipelines may have to settle system imbalances when customers’ actual receipts and deliveries do not match.  When the amount of natural gas utilized in operations by the pipelines differs from the amounts provided by customers, the pipelines may use natural gas from inventory or may have to buy or sell natural gas to cover these or other operational needs, resulting in commodity price risk exposure to the Company.  In addition, there is other indirect exposure to the extent commodity price changes affect customer demand for and utilization of transportation and storage services provided by the Company.  At September 30, 2010, there were no hedges in place in respect to natural gas price risk associated with the Company’s interstate pipeline operations.

Distribution Segment.  The Company enters into financial instruments to mitigate price volatility of purchased natural gas passed through to customers in the Distribution segment. The cost of the derivative products and the settlement of the respective obligations are recorded through the gas purchase adjustment clause as authorized by the applicable regulatory authority and therefore do not impact earnings. The fair values of the contracts are recorded as an adjustment to a regulatory asset or liability in the unaudited interim Condensed Consolidated Balance Sheet.  As of September 30, 2010 and December 31, 2009, the fair values of the contracts, which expire at various times through September 2012, are included in the unaudited interim Condensed Consolidated Balance Sheet as liabilities, with matching adjustments to deferred natural gas purchases of $49.8 million and $43.6 million, respectively.

ITEM 4.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company has established disclosure controls and procedures to ensure that information required to be disclosed by the Company, including consolidated entities, in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  The Company performed an evaluation under the supervision and with the participation of management, including its CEO and CFO, and with the participation of personnel from its Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on that evaluation, Southern Union’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Controls

Management’s assessment of internal control over financial reporting as of December 31, 2009 was included in Southern Union’s Annual Report on Form 10-K filed on March 1, 2010.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act.  Forward-looking statements are based on management’s beliefs and assumptions.  These forward-looking statements, which address the Company’s expected business and financial performance, among other matters, are identified by terms and phrases such as:  anticipate, believe, intend, estimate, expect, continue, should, could, may, plan, project, predict, will, potential, forecast and similar expressions.  Forward-looking statements involve risks and uncertainties that may or could cause actual results to be materially different from the results predicted.  Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•	changes in demand for natural gas or NGL and related services by customers, in the composition of the Company’s customer base and in the sources of natural gas or NGL available to the Company;
•
the effects of inflation and the timing and extent of changes in the prices and overall demand for and availability of natural gas or NGL as well as electricity, oil, coal and commodity and other bulk materials and chemicals;

•	adverse weather conditions, such as warmer or colder than normal weather in the Company’s service territories, as applicable, and the operational impact of natural disasters;
•
changes in laws or regulations, third-party relations and approvals, and decisions of courts, regulators and/or governmental bodies affecting or involving the Company, including deregulation initiatives and the impact of rate and tariff proceedings before FERC and various state regulatory commissions;

•	the speed and degree to which additional competition, including competition from alternative forms of energy, is introduced to the Company’s business and the resulting effect on revenues;
•	the impact and outcome of pending and future litigation and/or regulatory investigations, proceedings or inquiries;
•	the ability to comply with or to successfully challenge existing and/or or new environmental, safety and other laws and regulations;
•	unanticipated environmental liabilities;
•	the uncertainty of estimates, including accruals and costs of environmental remediation;
•	the impact of potential impairment charges;
•	exposure to highly competitive commodity businesses and the effectiveness of the Company's hedging program;
•	the ability to acquire new businesses and assets and integrate those operations into its existing operations, as well as its ability to expand its existing businesses and facilities;
•	the timely receipt of required approvals by applicable governmental entities for the construction and operation of the pipelines and other projects;
•	the ability to complete expansion projects on time and on budget;
•	the ability to control costs successfully and achieve operating efficiencies, including the purchase and implementation of new technologies for achieving such efficiencies;
•
the impact of factors affecting operations such as maintenance or repairs, environmental incidents, natural gas pipeline system constraints and relations with labor unions representing bargaining-unit employees;

•	the performance of contractual obligations by customers, service providers and contractors;
•
exposure to customer concentrations with a significant portion of revenues realized from a relatively small number of customers and any credit risks associated with the financial position of those customers;

•	changes in the ratings of the Company’s debt securities;
•
the risk of a prolonged slow-down in growth or decline in the United States economy or the risk of delay in growth or decline in the United States economy, including liquidity risks in United States credit markets;

•	the impact of unsold pipeline capacity being greater than expected;
•
changes in interest rates and other general market and economic conditions, and in the Company’s ability to continue to access its revolving credit facility and to obtain additional financing on acceptable terms, whether in the capital markets or otherwise;

•	declines in the market prices of equity and debt securities and resulting funding requirements for defined benefit pension plans and other postretirement benefit plans;
•	acts of nature, sabotage, terrorism or other similar acts that cause damage to the facilities or those of the Company’s suppliers' or customers' facilities;
•	market risks beyond the Company’s control affecting its risk management activities including market liquidity, commodity price volatility and counterparty creditworthiness;
•	the availability/cost of insurance coverage and the ability to collect under existing insurance policies;
•	the risk that material weaknesses or significant deficiencies in internal controls over financial reporting could emerge or that minor problems could become significant;
•
changes in accounting rules, regulations and pronouncements that impact the measurement of the results of operations, the timing of when such measurements are to be made and recorded and the disclosures surrounding these activities;

•
the effects of changes in governmental policies and regulatory actions, including changes with respect to income and other taxes, environmental compliance, climate change initiatives and authorized rates of recovery of costs (including pipeline relocation costs);

•	market risks affecting the Company’s pricing of its services provided and renewal of significant customer contracts; and
•	other risks and unforeseen events, including other financial, operational and legal risks and uncertainties detailed from time to time in filings with the SEC.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of the Company’s forward-looking statements.  Other factors could also have material adverse effects on the Company’s future results.  These and other risks are described in greater detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and its other reports filed with the SEC.  In light of these risks, uncertainties and assumptions, the events described in forward-looking statements might not occur or might occur to a different extent or at a different time than the Company has described.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

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

The United States Department of Interior (DOI) implemented a six-month moratorium on offshore drilling in water deeper than 500 feet in response to the blowout and explosion on April 20, 2010 at the British Petroleum Plc deepwater well in the Gulf of Mexico.  The offshore drilling moratorium, which was scheduled to expire on November 30, 2010, was implemented to permit the DOI to review the safety protocols and procedures used by offshore drilling companies, which review will enable the DOI to recommend enhanced safety and training needs for offshore drilling companies.  The moratorium was lifted in October 2010.  Additionally, the United States Mineral Management Service has been fundamentally restructured by the DOI with the intent of providing enhanced oversight of onshore and offshore drilling operations for regulatory compliance enforcement, energy development and revenue collection.   Certain enhanced regulatory mandates have been enacted with additional regulatory mandates expected.  The new regulatory requirements will increase the cost of offshore drilling and production operations.  The increased regulations and cost of drilling operations could result in decreased drilling activity in the areas serviced by the Company.  Furthermore, the imposed moratorium did result in some offshore drilling companies relocating their offshore drilling operations for currently indeterminable periods of time to regions outside of the United States.   Business decisions to not drill in the areas serviced by the Company resulting from the increased regulations and costs could result in a reduction in the future development and production of natural gas reserves in the vicinity of the Company’s facilities, which could adversely affect the Company’s business, financial condition, results of operations and cash flows.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases during the three months ended September 30, 2010 made by Southern Union or any “affiliated purchaser” of Southern Union (as defined in Rule 10b-18(a)(3)) of equity securities that are registered pursuant to Section 12 of the Exchange Act.

	Total Number of	Average Price
Period	Shares Purchased (1)	Paid per Share
July 2010	6,394	$22.13
August 2010	53	23.13
September 2010	4,463	24.27
Total	10,910	$23.01

__________________
(1)
The total number of shares purchased includes common stock purchased in open-market transactions and held in various Company employee benefit plan trusts by the trustees using cash amounts deferred by the participants in such plans (and quarterly cash dividends issued by the Company on shares held in such plans.)

ITEM 3.  Defaults Upon Senior Securities.

N/A

ITEM 4.  Reserved.

ITEM 5.  Other Information.

All information required to be reported on Form 8-K for the quarter ended September 30, 2010 was appropriately reported.

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

10(b)
Amended and Restated Credit Agreement, dated as of August 3, 2010, among the Company, as borrower, and the lenders party thereto (Filed as Exhibit 10(b) to Southern Union Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference).

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
Second Amended and Restated Southern Union Company Executive Incentive Bonus Plan, dated March 25, 2010 (Filed as Appendix I to Southern Union’s proxy statement on Schedule 14A filed on March 26, 2006 and incorporate herein by reference.) *

10(u)
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

SOUTHERN UNION COMPANY
(Registrant)

Date: November 4, 2010	By /s/ GEORGE E. ALDRICH
George E. Aldrich Senior Vice President and Controller (authorized officer and principal accounting officer)