Form 10-Q
period 2011-03-31
SOUTHERN UNION CO
filed 2011-05-09
CIK 203248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
____________________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended

March 31, 2011

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
Yes ☐    No ☑

The number of shares of the registrant's Common Stock outstanding on April 29, 2011 was 124,709,360.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
FORM 10-Q
March 31, 2011
Table of Contents

PART I.  FINANCIAL INFORMATION:                                                                                                                                            Page(s)

     Glossary.                                                                                                                                                                                                    1

     ITEM 1.  Financial Statements (Unaudited):

          Condensed consolidated statement of operations.                                                                                                                       2

          Condensed consolidated balance sheet.                                                                                                                                       3-4

          Condensed consolidated statement of cash flows.                                                                                                                       5

          Condensed consolidated statement of stockholders’ equity and comprehensive income.                                                    6

          Notes to condensed consolidated financial statements.                                                                                                              7

     ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.                                  27

     ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.                                                                                       38

     ITEM 4.  Controls and Procedures.                                                                                                                                                      41

PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings.                                                                                                                                                                 43

     ITEM 1A.  Risk Factors.                                                                                                                                                                        43

     ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.                                                                                       44

     ITEM 3.  Defaults Upon Senior Securities.                                                                                                                                         44

     ITEM 4.  Reserved.                                                                                                                                                                                 44

     ITEM 5.  Other Information.                                                                                                                                                                  44

     ITEM 6.  Exhibits.                                                                                                                                                                                    45

     SIGNATURES.                                                                                                                                                                                        50

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
Exchange Act                                 Securities Exchange Act of 1934
FERC                                               Federal Energy Regulatory Commission
FDOT/FTE                                      Florida Department of Transportation, Florida’s Turnpike Enterprise
Florida Gas                                      Florida Gas Transmission Company, LLC
GAAP                                              Accounting principles generally accepted in the United States of America
Gallons/d                                         Gallons per day
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
PCBs                                                 Polychlorinated biphenyls
PEPL                                                 Panhandle Eastern Pipe Line Company, LP
PRPs                                                 Potentially responsible parties
RCRA                                               Resource Conservation and Recovery Act
SARs                                                Stock appreciation rights
Sea Robin                                        Sea Robin Pipeline Company, LLC
SEC                                                   U. S. Securities and Exchange Commission
Southern Union                              Southern Union Company
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
TBtu                                                 Trillion British thermal units
TCEQ                                               Texas Commission on Environmental Quality
Trunkline                                         Trunkline Gas Company, LLC
Trunkline LNG                                Trunkline LNG Company, LLC

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share amounts)

Operating revenues (Note 12):	$746,822	$758,994

Operating expenses:
Cost of natural gas and other energy	425,632	439,009
Operating, maintenance and general	120,994	113,885
Depreciation and amortization	59,327	55,194
Revenue-related taxes	17,367	17,042
Taxes, other than on income and revenues	15,470	14,586
Total operating expenses	638,790	639,716

Operating income	108,032	119,278

Other income (expenses):
Interest expense	(55,571)	(50,876)
Earnings from unconsolidated investments	26,701	18,578
Other, net	142	289
Total other expenses, net	(28,728)	(32,009)

Earnings before income taxes	79,304	87,269

Federal and state income tax expense (Note 8)	18,642	30,809

Net earnings	60,662	56,460

Preferred stock dividends	-	(2,171)

Net earnings available for common stockholders	$60,662	$54,289

Net earnings available for common stockholders per share
Basic	$0.49	$0.44
Diluted	$0.48	$0.43
Cash dividends declared on common stock per share:	$0.15	$0.15

Weighted average shares outstanding (Note 3):
Basic	124,658	124,416
Diluted	125,548	125,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS
	March 31,	December 31,
	2011	2010
	(In thousands)

Current assets:
Cash and cash equivalents	$4,153	$3,299
Accounts receivable
net of allowances of $3,485 and $3,321, respectively	335,700	310,006
Accounts receivable – affiliates	9,982	10,747
Inventories	144,212	226,875
Deferred natural gas purchases	4,793	85,138
Natural gas imbalances - receivable	72,077	52,141
Prepayments and other assets	74,982	67,535
Total current assets	645,899	755,741

Property, plant and equipment
Plant in service	7,003,526	6,957,989
Construction work in progress	122,892	120,264
	7,126,418	7,078,253
Less accumulated depreciation and amortization	(1,435,194)	(1,373,794)
Net property, plant and equipment	5,691,224	5,704,459

Deferred charges:
Regulatory assets	64,373	66,216
Deferred charges	67,571	66,929
Total deferred charges	131,944	133,145

Unconsolidated investments (Note 4)	1,564,278	1,538,548

Goodwill	89,227	89,227

Other	25,537	17,423

Total assets	$8,148,109	$8,238,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

STOCKHOLDERS' EQUITY AND LIABILITIES

	March 31,	December 31,
	2011	2010
	(In thousands)

Stockholders’ equity (Note 14):
Common stock, $1 par value; 200,000 shares authorized; 125,922
and 125,839 shares issued, respectively	$125,922	$125,839
Premium on capital stock	1,923,916	1,920,622
Less treasury stock: 1,237 and 1,230 shares, respectively, at cost	(30,714)	(30,532)
Less common stock held in trust: 568 and 597 shares, respectively	(10,392)	(10,857)
Deferred compensation plans	10,392	10,857
Accumulated other comprehensive loss	(41,392)	(40,157)
Retained earnings	593,172	551,210
Total stockholders' equity	2,570,904	2,526,982

Long-term debt obligations (Note 6)	3,066,038	3,520,906

Total capitalization	5,636,942	6,047,888

Current liabilities:
Long-term debt due within one year (Note 6)	455,862	1,083
Notes payable (Note 6)	196,159	297,051
Accounts payable and accrued liabilities	184,410	218,531
Federal, state and local taxes payable	42,436	35,235
Accrued interest	57,163	37,464
Natural gas imbalances - payable	158,805	178,087
Derivative instruments (Note 9 and 10)	61,499	67,026
Other	122,340	137,221
Total current liabilities	1,278,674	971,698

Deferred credits	191,885	205,094

Accumulated deferred income taxes	1,040,608	1,013,863

Commitments and contingencies (Note 11)

Total stockholders' equity and liabilities	$8,148,109	$8,238,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Cash flows provided by (used in) operating activities:
Net earnings	$60,662	$56,460
Adjustments to reconcile net earnings to net cash flows
provided by (used in) operating activities:
Depreciation and amortization	59,327	55,194
Deferred income taxes	26,807	33,689
Unrealized loss on commodity derivatives	14,744	5,667
Share-based compensation expense	2,355	2,144
Earnings from unconsolidated investments,
adjusted for cash distributions	(26,701)	(18,578)
Changes in operating assets and liabilities	63,062	32,634
Net cash flows provided by operating activities	200,256	167,210
Cash flows (used in) provided by investing activities:
Additions to property, plant and equipment	(67,516)	(87,207)
Loan to unconsolidated investments	(12,500)	-
Plant retirements and other	345	1,568
Net cash flows used in investing activities	(79,671)	(85,639)
Cash flows provided by (used in) financing activities:
Decrease in book overdraft	(853)	(9,056)
Issuance of long-term debt	-	1,050
Renewal cost for credit facilities	-	(5,831)
Dividends paid on common stock	(18,690)	(18,657)
Dividends paid on preferred stock	-	(2,171)
Repayment of long-term debt obligation	(136)	(100,000)
Net change in revolving credit facilities	(100,892)	44,753
Other	840	1,421
Net cash flows used in financing activities	(119,731)	(88,491)
Change in cash and cash equivalents	854	(6,920)
Cash and cash equivalents at beginning of period	3,299	10,545
Cash and cash equivalents at end of period	$4,153	$3,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)

	Common	Premium		Common	Deferred	Accumulated		Total
	Stock,	on	Treasury	Stock	Compen-	Other		Stock-
	$1 Par	Capital	Stock,	Held	sation	Comprehensive	Retained	holders'
	Value	Stock	at cost	In Trust	Plans	Loss	Earnings	Equity
	(In thousands)

Balance December 31, 2010	$125,839	$1,920,622	$(30,532)	$(10,857)	$10,857	$(40,157)	$551,210	$2,526,982
Comprehensive income (loss):
Net earnings	-	-	-	-	-	-	60,662	60,662
Net change in other
comprehensive loss (Note 5)	-	-	-	-	-	(1,235)	-	(1,235)
Comprehensive income	-	-	-	-	-	-	-	59,427
Common stock dividends declared	-	-	-	-	-	-	(18,700)	(18,700)
Share-based compensation	-	2,355	-	-	-	-	-	2,355
Restricted stock issuances	7	(8)	-	-	-	-	-	(1)
Exercise of stock options	76	947	(182)	-	-	-	-	841
Contributions to Trust	-	-	-	(202)	202	-	-	-
Disbursements from Trust	-	-	-	667	(667)	-	-	-
Balance March 31, 2011	$125,922	$1,923,916	$(30,714)	$(10,392)	$10,392	$(41,392)	$593,172	$2,570,904

The Company’s common stock is $1 par value. Therefore, the change in Common Stock, $1 par value, is equivalent to the change in the number of shares of common stock issued.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q.  These statements do not include all of the information and annual note disclosures required by GAAP, and should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2010, which are included in the Company’s Form 10-K filed with the SEC.  The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and reflect adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim period.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  Due to the seasonal nature of the Company’s operations, the results of operations and cash flows for any interim period are not necessarily indicative of the results that may be expected for the full year.

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth the components of inventory at the dates indicated.

	Transportation &	Gathering &
	Storage	Processing	Distribution	Total
	(In thousands)
March 31, 2011
Current
Natural gas (1)	$90,535	$-	$10,619	$101,154
Materials and supplies	18,533	10,403	4,233	33,169
NGL (2)	-	9,889	-	9,889
Total Current	109,068	20,292	14,852	144,212

Non-Current
Natural gas (1)	4,922	-	-	4,922
	$113,990	$20,292	$14,852	$149,134

December 31, 2010
Current
Natural gas (1)	$129,727	$-	$55,856	$185,583
Materials and supplies	17,527	9,973	3,880	31,380
NGL (2)	-	9,912	-	9,912
Total Current	147,254	19,885	59,736	226,875

Non-Current
Natural gas (1)	5,715	-	-	5,715
	$152,969	$19,885	$59,736	$232,590

_____________________
(1)
Natural gas volumes held for operations in the Transportation and Storage segment at March 31, 2011 and December 31, 2010 were 20,850,000 MMBtu and 30,598,000 MMBtu, respectively.  Natural gas volumes in the Distribution segment at March 31, 2011 and December 31, 2010  were 2,445,000 MMBtu and 12,517,000 MMBtu, respectively.

(2)	NGL at March 31, 2011 and December 31, 2010 were 12,061,000 gallons and 12,061,000 gallons, respectively.

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

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Weighted average shares outstanding - Basic	124,658	124,416
Add assumed vesting of restricted stock	104	94
Add assumed exercise of stock options and SARs	786	650
Weighted average shares outstanding - Diluted	125,548	125,160

The table below includes information related to stock options and SARs that were outstanding but have been excluded from the computation of weighted-average stock options due to the exercise price exceeding the year-to-date weighted-average market price of the Company’s common shares.

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share amounts)

Options excluded	717	762
Exercise price ranges of options excluded	$28.48	$24.06 - 28.48
SARs excluded	351	386
Exercise price ranges of SARs excluded	$28.07 - 28.48	$28.07 - 28.48
Year-to-date weighted-average market price	$27.22	$23.76

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.  Unconsolidated Investments

Unconsolidated investments at March 31, 2011 and December 31, 2010 include the Company’s 50 percent investment in Citrus and investments in other entities. The Company accounts for these investments using the equity method.  The Company’s share of net earnings or loss from these equity investments is recorded in Earnings from unconsolidated investments in the unaudited interim Condensed Consolidated Statement of Operations.

The following table summarizes the Company’s unconsolidated equity investments at the dates indicated.

	March 31,	December 31,
	2011	2010
	(In thousands)

Citrus	$1,536,840	$1,510,847
Other	27,438	27,701
	$1,564,278	$1,538,548

The following table sets forth summarized financial information for the Company’s equity investments for the periods presented.

	Three Months Ended March 31,
	2011		2010
		Other Equity		Other Equity
	Citrus	Investments	Citrus	Investments
	(In thousands)
Statement of Operations Data:
Revenues	$113,885	$2,576	$114,139	$5,861
Operating income	49,882	932	52,371	3,185
Net earnings	49,353	1,155	29,627	3,169

Citrus Dividends.  Citrus did not pay dividends to the Company during the three-month periods ended  March 31, 2011 and 2010.

Contingent Matters Potentially Impacting Southern Union Through the Company’s Investment in Citrus

Florida Gas Phase VIII Expansion.  Florida Gas’ Phase VIII Expansion project was placed in-service on April 1, 2011, at an estimated cost of approximately $2.48 billion, including capitalized equity and debt costs.  To date, Florida Gas has entered into firm transportation service agreements with shippers for 25-year terms accounting for approximately 74 percent of the available expansion capacity.

On March 31, 2011, the Company, through an indirect wholly-owned subsidiary, and Citrus’ other shareholder each made a $12.5 million sponsor contribution in the form of a loan to Citrus.   The Company has recorded the $12.5 million loan to Citrus in Other non-current assets on the Condensed Consolidated Balance Sheet.  During the remainder of 2011, it is expected Citrus will require additional sponsor provided capital contributions, which are currently expected to be in the form of loans from its shareholders of up to $275 million, or $137.5 million each.  The contributions are related to the costs of Florida Gas' Phase VIII Expansion project.  In conjunction with the anticipated sponsor contributions, Citrus has entered into a promissory note in favor of each shareholder for up to $150 million.  The promissory notes have a final maturity date of March 31, 2014, with no principal payments required prior to the maturity date, and bear an interest rate equal to a one-month Eurodollar rate plus a credit spread of 1.5 percent.  Citrus plans to resume cash distributions to its shareholders in 2011, which will be in the form of loan repayments until the sponsor loans are repaid.  Amounts may be redrawn periodically under the notes to temporarily fund capital expenditures, debt retirements, or other working capital needs.   Citrus’ principal operating asset is Florida Gas, whose debt is rated Baa2 by Moody’s Investor Services, Inc. and BBB by Standard & Poors.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Florida Gas Pipeline Relocation Costs. The FDOT/FTE has various turnpike/State Road 91 widening projects that have impacted or may, over time, impact one or more of Florida Gas’ mainline pipelines located in FDOT/FTE rights-of-way. Several FDOT/FTE projects are the subject of litigation in Broward County, Florida. On January 27, 2011, a jury awarded Florida Gas $82.7 million and rejected all damage claims by the FDOT/FTE.  On May 2, 2011, the judge issued an order granting the request of Florida Gas that it is entitled to an easement of 15 feet on either side of its pipelines and 75 feet of temporary work space.  The judge further ruled that Florida Gas is entitled to approximately $8 million in interest.  In addition to ruling on other aspects of the easement, he ruled that pavement could not be placed directly over Florida Gas’ pipeline without the consent of Florida Gas although Florida Gas would be required to relocate if it did not provide such consent.  He also denied all other pending post-trial motions.  The FDOT/FTE may pursue appeal(s) of the jury award and the other rulings by the Court.  Amounts ultimately received would primarily reduce Florida Gas’ property, plant and equipment costs.

5.  Comprehensive Income (Loss)

The table below provides an overview of Comprehensive income (loss) for the periods presented.

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Net earnings	$60,662	$56,460
Changes in other comprehensive income (loss):
Change in fair value of interest rate hedges, net of tax of $(866)
and $(2,306), respectively	(1,404)	(3,430)
Reclassification of unrealized loss (gain) on interest rate hedges
into earnings, net of tax of $2,228 and $2,304, respectively	3,323	3,446
Change in fair value of commodity hedges, net of tax of $(559) and
$10,003, respectively	(993)	17,751
Reclassification of unrealized (gain) loss on commodity hedges into
earnings, net of tax of $(1,632) and $(442), respectively	(2,897)	(785)
Reclassification of net actuarial loss and prior service credit relating to pension and other postretirement benefits into
earnings, net of tax of $574 and $551, respectively	701	720
Change in other comprehensive income (loss) from equity
investments, net of tax of $22 and $22, respectively	35	36
Total other comprehensive income (loss)	(1,235)	17,738
Total comprehensive income	$59,427	$74,198

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.  Debt Obligations

The following table sets forth the debt obligations of Southern Union and Panhandle at the dates indicated.

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)

Long-Term Debt Obligations:

Southern Union:
7.60% Senior Notes due 2024	$359,765	$406,534	$359,765	$392,144
8.25% Senior Notes due 2029	300,000	325,251	300,000	332,922
7.24% to 9.44% First Mortgage Bonds
due 2020 to 2027	19,500	21,446	19,500	21,473
7.20% Junior Subordinated Notes due 2066	600,000	587,520	600,000	609,743
Term Loan due 2013	250,000	249,912	250,000	249,915
Note Payable	8,161	8,161	8,297	8,297
	1,537,426	1,598,824	1,537,562	1,614,494

Panhandle:
6.05% Senior Notes due 2013	250,000	269,015	250,000	268,988
6.20% Senior Notes due 2017	300,000	333,711	300,000	322,893
8.125% Senior Notes due 2019	150,000	175,370	150,000	169,671
7.00% Senior Notes due 2029	66,305	72,341	66,305	69,911
7.00% Senior Notes due 2018	400,000	432,672	400,000	442,120
Term Loans due 2012	815,391	802,073	815,391	799,084
Net premiums on long-term debt	2,778	2,778	2,731	2,731
	1,984,474	2,087,960	1,984,427	2,075,398

Total Long-Term Debt Obligations	3,521,900	3,686,784	3,521,989	3,689,892

Credit Facilities	196,159	198,588	297,051	301,312

Total consolidated debt obligations	3,718,059	$3,885,372	3,819,040	$3,991,204
Less current portion of long-term debt	455,862		1,083
Less short-term debt	196,159		297,051
Total long-term debt	$3,066,038		$3,520,906

The fair value of the Company’s term loans and credit facilities as of March 31, 2011 and December 31, 2010 were determined using the market approach, which utilized reported recent loan transactions for parties of similar credit quality and remaining life, as there is no active secondary market for loans of these types and sizes.

The fair value of the Company’s other long-term debt as of March 31, 2011 and December 31, 2010 was also determined using the market approach, which utilized observable market data to corroborate the estimated credit spreads and prices for the Company’s non-bank long-term debt securities in the secondary market.  Those valuations were based in part upon the reported trades of the Company’s non-bank long-term debt securities where available and the actual trades of debt securities of similar credit quality and remaining life where no secondary market trades were reported for the Company’s non-bank long-term debt securities.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company has entered into interest rate swap agreements that effectively fix the interest rate applicable to the floating rate on a portion of the $600 million Junior Subordinated Notes due 2066 (Junior Subordinated Notes).  See Note 9 – Derivative Instruments and Hedging Activities for more information regarding these swap agreements.

7.  Benefits

Components of Net Periodic Benefit Cost.  The following table sets forth the components of net periodic benefit cost of the Company’s pension and postretirement benefit plans for the periods presented below.

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
	(In thousands)
Net Periodic Benefit Cost:
Service cost	$935	$767	$880	$793
Interest cost	2,525	2,510	1,446	1,410
Expected return on plan assets	(2,646)	(2,337)	(1,449)	(1,042)
Prior service cost (credit)
amortization	147	138	(453)	(412)
Actuarial loss (gain)
amortization	1,983	1,997	(403)	(450)
	2,944	3,075	21	299
Regulatory adjustment (1)	192	105	666	666
Net periodic benefit cost	$3,136	$3,180	$687	$965
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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.  Taxes on Income

The following table summarizes the Company’s income taxes for the periods presented.

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Income tax expense	$18,642	$30,809
Effective tax rate(1)	24%	35%
_________________
(1)
The EITR applicable to continuing operations is generally lower than the U.S. federal income tax statutory rate of 35 percent primarily due to the 80 percent dividends received deduction for the anticipated receipt of dividends    associated with earnings from the Company’s unconsolidated Citrus affiliate.

The $12.2 million decrease in federal and state income tax expense was primarily due to the impact of lower pre-tax earnings for the period ended March 31, 2011 versus the same period in 2010, $5.3 million of lower state income tax expense (net of the federal tax benefit) mainly due to state investment tax credits recorded in 2011 and $4.2 million of higher income tax expense in 2010 resulting from the elimination of the Medicare Part D tax subsidy in the Patient Protection and Affordable Care Act (PPACA) legislation signed into law in March 2010.

9.  Derivative Instruments and Hedging Activities

The Company is exposed to certain risks in its ongoing business operations.  The primary risks managed by using derivative instruments are interest rate risk and commodity price risk.  Interest rate swaps and treasury rate locks are the principal derivative instruments used by the Company to manage interest rate risk associated with its long-term borrowings, although other interest rate derivative contracts may also be used from time to time.  Natural gas and NGL price swaps and NGL processing spread swaps are the principal derivative instruments used by the Company to manage commodity price risk associated with purchases and/or sales of natural gas and/or NGL, although other commodity derivative contracts may also be used from time to time.  The Company recognizes all derivative instruments as assets or liabilities at fair value in the unaudited interim Condensed Consolidated Balance Sheet.

Interest Rate Contracts

The Company may enter into interest rate swaps to manage its exposure to changes in interest payments on long-term debt attributable to movements in market interest rates, and may enter into treasury rate locks to manage its exposure to changes in future interest payments attributable to changes in treasury rates prior to the issuance of new long-term debt instruments.

Interest Rate Swaps.  In March 2011, the Company entered into interest rate swap agreements with an aggregate notional amount of $175 million that will effectively fix the interest rate applicable to the floating rate on a portion of the Junior Subordinated Notes.  The Company will pay interest on the Junior Subordinated Notes at the floating rate of three-month LIBOR plus a credit spread of 3.0175 percent beginning November 1, 2011. The interest rate swaps will be effective from November 1, 2011 through November 1, 2021 and qualify as cash flow hedges.  There was no swap ineffectiveness during the period ended March 31, 2011.  As of March 31, 2011, the floating rate LIBOR-based portion of the interest payments for the ten-year period commencing November 1, 2011 was exchanged for weighted average fixed rate interest payments of 3.824 percent.  For the three-month period ended March 31, 2011, an unrealized loss of $1.6 million ($1 million, net of tax) was included in Accumulated other comprehensive loss related to the change in fair value of these swaps.  Current market pricing models were used to estimate fair values of interest rate swap agreements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In April and May 2011, the Company entered into additional interest rate swap agreements applicable to the Junior Subordinated Notes, which qualify as cash flow hedges, with an aggregate notional amount of $350 million, of which $275 million were for ten-year periods and $75 million were for five-year periods, in both cases commencing November 1, 2011.  The weighted average fixed interest rate portion associated with the combined $525 million notional amount of the interest rate swaps is 3.63 percent.

The Company also has outstanding pay-fixed interest rate swaps with a total notional amount of $455 million applicable to the LNG Holdings $455 million term loan issued in 2007.  These interest rate swaps are accounted for as cash flow hedges, with the effective portion of changes in their fair value recorded in Accumulated other comprehensive loss and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impact earnings.

As of March 31, 2011, approximately $12.7 million of net after-tax losses in Accumulated other comprehensive loss related to these interest rate swaps is expected to be amortized into Interest expense during the next twelve months.  Any ineffective portion of the cash flow hedge is reported in current-period earnings.

Treasury Rate Locks.  As of March 31, 2011, the Company had no outstanding treasury rate locks.  However, certain of its treasury rate locks that settled in prior periods are associated with interest payments on outstanding long-term debt.  These treasury rate locks are accounted for as cash flow hedges, with the effective portion of their settled value recorded in Accumulated other comprehensive loss and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impact earnings.  As of March 31, 2011, approximately $571,000 of net after-tax losses in Accumulated other comprehensive loss related to these treasury rate locks will be amortized into Interest expense during the next twelve months.

Commodity Contracts – Gathering and Processing Segment

The Company primarily enters into natural gas and NGL price swaps and NGL processing spread swaps to manage its exposure to changes in margin on forecasted sales of natural gas and NGL volumes resulting from movements in market commodity prices.

Natural Gas Price Swaps.  As of March 31, 2011, the Company had outstanding receive-fixed natural gas price swaps with a total notional amount of 11,000,000 MMBtu for the remainder of 2011.   These natural gas price swaps are accounted for as cash flow hedges, with the effective portion of changes in their fair value recorded in Accumulated other comprehensive loss and reclassified into Operating revenues in the same periods during which the forecasted natural gas sales impact earnings.  As of March 31, 2011, approximately $7.7 million of net after-tax gains in Accumulated other comprehensive loss related to these natural gas price swaps are expected to be amortized into Operating revenues during the next twelve months.  Any ineffective portion of the cash flow hedge is reported in current-period earnings.

NGL Price Swaps.  As of March 31, 2011, the Company had outstanding receive-fixed NGL price swaps with a total notional amount of 65,378,124 gallons (5,490,000 MMBtu equivalent basis) for 2012.   These NGL price swaps are accounted for as cash flow hedges, with the effective portion of changes in their fair value recorded in Accumulated other comprehensive loss and reclassified into Operating revenues in the same periods during which the forecasted NGL sales impact earnings.  As of March 31, 2011, approximately $340,000 of net after-tax gains in Accumulated other comprehensive loss related to these NGL price swaps are expected to be amortized into Operating revenues during the next twelve months.  Any ineffective portion of the cash flow hedge is reported in current-period earnings.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NGL Processing Spread Swaps.  As of March 31, 2011, the Company had outstanding receive-fixed NGL processing spread swaps with a total notional amount of 6,875,000 MMBtu equivalents for the remainder of 2011.  These processing spread swaps are accounted for as economic hedges, with changes in their fair value recorded in Operating revenues.

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

Natural Gas Price Swaps.  As of March 31, 2011, the Company had outstanding pay-fixed natural gas price swaps with total notional amounts of 14,060,000 MMBtu, 11,330,000 MMBtu and 240,000 MMBtu for the remainder of 2011, 2012 and 2013, respectively.  These natural gas price swaps are accounted for as economic hedges, with changes in their fair value recorded to Deferred natural gas purchases.

Summary Financial Statement Information

The following table summarizes the fair value amounts of the Company’s asset derivative instruments and their location reported in the unaudited interim Condensed Consolidated Balance Sheet at the dates indicated.

	Fair Value (1)
	March 31,	December 31,
Balance Sheet Location	2011	2010
	(In thousands)
Cash Flow Hedges:
Commodity contracts - Gathering and Processing:
Natural gas price swaps
Derivative instruments-liabilities	$12,158	$16,459

Economic Hedges:
Commodity contracts - Gathering and Processing:
Other derivative instruments
Prepayments and other assets	$-	$133

Commodity contracts - Distribution:
Natural gas price swaps
Derivative instruments-liabilities	435	234
Deferred credits	369	105
	$804	$472

Total	$12,962	$16,931
_____________
(1)
The Company has master netting arrangements with certain of its counterparties, which permit applicable obligations of the parties to be settled on a net versus gross basis.  If a right of offset exists, the fair value amounts for the derivative instruments are reported in the unaudited interim Condensed Consolidated Balance Sheet on a net basis and disclosed herein on a gross basis.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the fair value amounts of the Company’s liability derivative instruments and their location reported in the unaudited interim Condensed Consolidated Balance Sheet at the dates indicated.

	Fair Value (1)
	March 31,	December 31,
Balance Sheet Location	2011	2010
	(In thousands)
Cash Flow Hedges:
Interest rate contracts
Derivative instruments-liabilities	$21,153	$19,694
Deferred credits	145	4,652
Commodity contracts - Gathering and Processing:
NGL price swaps
Derivative instruments-liabilities	532	-
Deferred credits	1,248
	$23,078	$24,346

Economic Hedges:
Commodity contracts - Gathering and Processing:
NGL processing spread swaps		$
Derivative instruments-liabilities	$34,321	29,057

Commodity contracts - Distribution:
Natural gas price swaps
Derivative instruments-liabilities	18,086	34,968
Deferred credits	660	2,806
	$53,067	$66,831

Total	$76,145	$91,177
_____________
(1)   The Company has master netting arrangements with certain of its counterparties, which permit applicable obligations of the parties to be settled on a net versus gross basis.  If a right of offset exists, the fair value amounts for the derivative instruments are reported in the unaudited interim Condensed Consolidated Balance Sheet on a net basis and disclosed herein on a gross basis.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the location and amount of derivative instrument gains and losses reported in the Company’s unaudited interim condensed consolidated financial statements for the periods presented:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Cash Flow Hedges: (1)
Interest rate contracts:
Change in fair value - increase in Accumulated other comprehensive
loss, excluding tax expense effect of $866 and $2,306, respectively	$2,270	$5,736
Reclassification of unrealized loss from Accumulated other
comprehensive loss - increase of Interest expense, excluding tax
expense effect of $2,228 and $2,304, respectively	5,551	5,750
Commodity contracts - Gathering and Processing:
Change in fair value - increase/(decrease) in Accumulated other comprehensive
loss, excluding tax expense effect of $559 and $(10,003), respectively	1,552	(27,754)
Reclassification of unrealized gain from Accumulated other comprehensive loss - increase of Operating revenues, excluding tax expense effect of $1,632
and $442, respectively	4,529	1,227

Economic Hedges:
Commodity contracts - Gathering and Processing:
Change in fair value of strategic hedges - (increase)/decrease in Operating revenues (2)	16,716	6,925
Change in fair value of other hedges - (increase)/decrease in Operating revenues	(198)	561
Commodity contracts - Distribution:
Change in fair value - increase/(decrease) in Deferred natural gas purchases	(19,493)	16,240
_________________
(1)	See Note 5 – Comprehensive Income (Loss) for additional related information.
(2)
Includes $9.5 million and $11 million of the cash settlement impact for previously recognized unrealized losses in the 2011 and 2010 periods, respectively.  Additionally, includes $14.7 million and $5.7 million of unrealized mark-to-market losses recorded in the 2011 and 2010 periods, respectively.

Derivative Instrument Contingent Features

Certain of the Company’s derivative instruments contain provisions that require the Company’s debt to be maintained at an investment grade credit rating from each of the major credit rating agencies.  If the Company’s debt were to fall below investment grade, the Company would be in violation of these provisions, and the counterparties to the derivative instruments could potentially require the Company to post collateral for certain of the derivative instruments.  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position at March 31, 2011 was $12.9 million.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.  Fair Value Measurement

The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis at the dates indicated.

	Fair Value	Fair Value Measurements at March 31, 2011
	as of	Using Fair Value Hierarchy
	March 31, 2011	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Commodity derivatives	$-	$-	$-	$-
Long-term investments	1,000	1,000	-	-
Total	$1,000	$1,000	$-	$-

Liabilities:
Commodity derivatives	$41,885	$-	$41,885	$-
Interest-rate swap derivatives	21,298	-	21,298	-
Total	$63,183	$-	$63,183	$-

The Company’s Level 1 instruments primarily consist of trading securities related to a non-qualified deferred compensation plan that are valued based on active market quotes.  The Company’s Level 2 instruments primarily include natural gas and NGL price swaps and NGL processing spread swap derivatives and interest-rate swap derivatives that are valued using pricing models based on an income approach that discounts future cash flows to a present value amount.  The significant pricing model inputs for natural gas and NGL price swaps and NGL processing spread swap derivatives include published NYMEX forward index prices for delivery of natural gas at Henry Hub, Permian Basin and Waha, and NGL at Mont Belvieu.  The significant pricing model inputs for interest-rate swaps include published rates for U.S. Dollar LIBOR interest rate swaps.  The pricing models also adjust for nonperformance risk associated with the counterparty or Company, as applicable, through the use of credit risk adjusted discount rates based on published default rates.  The Company did not have any Level 3 instruments measured at fair value at March 31, 2011 or December 31, 2010.

The approximate fair value of the Company’s cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to their short-term nature.

11.  Commitments and Contingencies

Environmental

The Company’s operations are subject to federal, state and local laws, rules and regulations regarding water quality, hazardous and solid waste management, air quality control and other environmental matters. These laws, rules and regulations require the Company to conduct its operations in a specified manner and to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals.  Failure to comply with applicable environmental laws, rules and regulations may expose the Company to significant fines, penalties and/or interruptions in operations. The Company’s environmental policies and procedures are designed to achieve compliance with such applicable laws and regulations. These evolving laws and regulations and claims for damages to property, employees, other persons and the environment resulting from current or past operations may result in significant expenditures and liabilities in the future. The Company engages in a process of updating and revising its procedures for the ongoing evaluation of its operations to identify potential environmental exposures and enhance compliance with regulatory requirements.

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

The table below reflects the amount of accrued liabilities recorded at the dates indicated to cover probable environmental response actions.

	March 31,	December 31,
	2011	2010
	(In thousands)

Current	$8,971	$10,648
Noncurrent	13,726	11,920
Total environmental liabilities	$22,697	$22,568

SPCC Rules.  In 2008 and 2009, the EPA adopted amendments to the SPCC rules with the stated intention of providing greater clarity, tailoring requirements and streamlining requirements.  On October 7, 2010, EPA amended the compliance date for certain facilities from November 10, 2010 to November 10, 2011.  The Company is currently reviewing the impact of the modified regulations on its operations in its Transportation and Storage and Gathering and Processing segments and may incur costs for tank integrity testing, alarms and other associated corrective actions as well as potential upgrades to containment structures.  Costs associated with such activities cannot be estimated with certainty at this time, but the Company believes such costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

In January 2010, EPA finalized a 100 ppb one-hour nitrogen dioxide standard.  The rule requires the installation of new nitrogen dioxide monitors in urban communities and roadways by 2013.  This new monitoring may result in additional nitrogen dioxide non-attainment areas.  In addition, ambient air quality modeling may be required to demonstrate compliance with the new standard.

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

Transportation and Storage Segment Environmental Matters

Natural Gas Transmission Systems. Panhandle is responsible for environmental remediation at certain sites on its natural gas transmission systems for contamination resulting from the past use of lubricants containing PCBs in compressed air systems; the past use of paints containing PCBs; and the prior use of wastewater collection facilities and other on-site disposal areas. Panhandle has implemented a program to remediate such contamination.  The primary remaining remediation activity on the Panhandle systems is associated with past use of paints containing PCBs or PCB impacts to equipment surfaces and to a building at one location.  The PCB assessments are ongoing and the related estimated remediation costs are subject to further change.  The Company believes the total PCB remediation costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

North Attleboro MGP Site in Massachusetts (North Attleboro Site).  In November 2003, the MADEP issued a Notice of Responsibility to New England Gas Company, acknowledging receipt of prior notifications and investigative reports submitted by New England Gas Company, following the discovery of suspected coal tar material at the North Attleboro Site.  Subsequent sampling in the adjacent river channel revealed sediment impacts necessitating the investigation of off-site properties.  Assessment activities have recently been completed and it is estimated that the Company will spend approximately $10.3 million over the next several years to complete remediation activities at the North Attleboro Site, as well as maintain the engineered barrier constructed in 2008 at the upland portion of the site.  As New England Gas Company is allowed to recover environmental remediation expenditures through rates associated with its Massachusetts operations, the estimated costs associated with the North Attleboro Site have been included in Regulatory assets in the unaudited interim Condensed Consolidated Balance Sheet.

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

East End Project.  The East End project involved the installation of a total of approximately 31 miles of pipeline in and around Tuscola, Illinois, Montezuma, Indiana and Zionsville, Indiana.  Construction began in 2007 and was completed in the second quarter of 2008.  PEPL is seeking recovery of each contractor’s share of approximately $50 million of cost overruns from the construction contractor, an inspection contractor and the construction management contractor for improper welding, inspection and construction management of the East End Project.  Certain of the contractors have filed counterclaims against PEPL for alleged underpayments of approximately $18 million.  The matter is pending in state court in Harris County, Texas.  The trial date is currently set for May 2011.  However, the Company has requested a stay of the trial based on issues submitted to the Court of Appeals.  The Company does not believe the outcome of this case will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Other Commitments and Contingencies

Regulation and Rates. See Note 13 – Regulation and Rates for potential contingent matters associated with the Company’s regulated operations.

12.  Reportable Segments

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Sales of products or services between segments are billed at regulated rates or at market rates, as applicable.  There were no material intersegment revenues during the three-month periods ended  March 31, 2011 and 2010.

The following tables set forth certain selected financial information for the Company’s segments for the periods presented or at the dates indicated.

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Operating revenues from external customers:
Transportation and Storage	$202,294	$186,675
Gathering and Processing	223,652	260,860
Distribution	316,573	308,261
Total segment operating revenues	742,519	755,796
Corporate and other activities	4,303	3,198
	$746,822	$758,994

Depreciation and amortization:
Transportation and Storage	$32,274	$29,177
Gathering and Processing	17,787	17,320
Distribution	8,407	7,956
Total segment depreciation and amortization	58,468	54,453
Corporate and other activities	859	741
	$59,327	$55,194

Earnings from unconsolidated investments:
Transportation and Storage	$26,031	$17,246
Gathering and Processing	188	985
Corporate and other activities	482	347
	$26,701	$18,578

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Segment performance:
Transportation and Storage EBIT	$122,098	$102,425
Gathering and Processing EBIT	(12,229)	6,555
Distribution EBIT	23,567	28,845
Total segment EBIT	133,436	137,825
Corporate and other activities	1,439	320
Interest expense	55,571	50,876
Federal and state income taxes	18,642	30,809
Net earnings	60,662	56,460
Preferred stock dividends	-	2,171
Net earnings available for common stockholders	$60,662	$54,289

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 31,	December 31,
	2011	2010
	(In thousands)
Total assets:
Transportation and Storage	$5,214,092	$5,224,992
Gathering and Processing	1,731,686	1,700,598
Distribution	1,020,880	1,135,352
Total segment assets	7,966,658	8,060,942
Corporate and other activities	181,451	177,601
Total assets	$8,148,109	$8,238,543

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Expenditures for long-lived assets:
Transportation and Storage	$10,258	$30,371
Gathering and Processing	35,610	25,883
Distribution	6,962	7,104
Total segment expenditures for long-lived assets	52,830	63,358
Corporate and other activities	583	2,115
Total expenditures for long-lived assets (1)	$53,413	$65,473
__________________________
(1)
Related cash impact includes the net reduction in capital accruals totaling $15.6 million and $15.8 million for the three-month periods ended March 31, 2011 and 2010, respectively.

13.  Regulation and Rates

Panhandle.  On August 31, 2009, Sea Robin filed with FERC to implement a rate surcharge to recover Hurricane Ike-related costs not otherwise recovered from insurance proceeds or from other third parties, with initial accumulated net costs of approximately $38 million included in the filing.  On September 30, 2009, FERC approved the surcharge to be effective March 1, 2010, subject to refund and the outcome of hearings with FERC to explore issues set forth in certain customer protests, including the costs to be included and the applicability of the surcharge to discounted contracts.  On August 31, 2010, Sea Robin submitted its semiannual filing related to the surcharge which reflected updated costs incurred of approximately $46 million, net of insurance and surcharge recoveries, which were reflected in the updated surcharge rate effective October 1, 2010, subject to refund.  The Administrative Law Judge issued an initial decision on December 13, 2010, approving the surcharge for recovery from all shippers, including discounted and non-discounted shippers, over a recovery period of 21.4 years and including applicable carrying charges.  The Company, as well as other parties, have filed briefs for exception on certain aspects of the decision.  The ultimate outcome of this matter is pending a final FERC decision.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Missouri Gas Energy.  On April 2, 2009, Missouri Gas Energy made a filing with the MPSC seeking to implement an annual base rate increase of approximately $32.4 million.  On February 10, 2010, the MPSC issued its Report and Order in this case, authorizing a revenue increase of $16.2 million and approving distribution rate structures for Missouri Gas Energy’s residential and small general service customers (which comprised approximately 99 percent of its total customers and approximately 91 percent of its net operating revenues at the time the rates went into effect) that eliminate the impact of weather and conservation for residential and small general service margin revenues and related earnings in Missouri.  The new rates became effective February 28, 2010.  Judicial review of the MPSC’s Report and Order is being sought by the Office of the Public Counsel, with respect to rate structure issues, and by Missouri Gas Energy, with respect to cost of capital issues.  Those judicial review proceedings are not expected to be complete until 2011 or 2012, and the results of those judicial review proceedings are not expected to have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.

New England Gas Company.  On September 16, 2010, New England Gas Company made a filing with the MDPU seeking to implement an annual base rate increase of approximately $6.2 million.  On March 31, 2011, the MDPU issued its order in this matter, awarding New England Gas Company a base rate increase of approximately $5.1 million and authorizing implementation of a revenue decoupling mechanism, which mitigates conservation and weather impacts, and implementation of a targeted infrastructure recovery factor, which permits recovery of revenue requirement (return, depreciation, property taxes and income taxes) associated with replacement of certain aged facilities without the necessity of filing and prosecuting a base rate increase.  The new rate structure and rates became effective for gas sold on and after April 1, 2011.

On September 15, 2008, New England Gas Company made a filing with the MDPU seeking recovery of approximately $4 million, or 50 percent of the amount by which its 2007 earnings fell below a return on equity of 7 percent.  This filing was made pursuant to New England Gas Company’s rate settlement approved by the MDPU in 2007.  On February 2, 2009, the MDPU issued its order denying the Company’s requested earnings sharing adjustments (ESA) in its entirety.  The Company appealed that decision to the Massachusetts Supreme Judicial Court (MSJC).  On November 13, 2009, New England Gas Company made a similar filing with the MDPU, also pursuant to the above-referenced settlement, to recover approximately $1.7 million, representing 50 percent of the amount by which its 2008 earnings deficiency fell below a return on equity of 7 percent.  The MDPU held the 2008 ESA matter in abeyance pending judicial resolution of the issues pertaining to the 2007 ESA.  On February 11, 2011, the MSJC issued an opinion reversing the MDPU’s rejection of New England Gas Company’s 2007 ESA and remanded the matter back to the MDPU to determine the appropriate amount of the 2007 ESA and the method for recovery.  No further action on these matters before the MDPU has occurred yet, although such action is expected in the near future.

14.  Stockholders’ Equity

Dividends.  The table below presents the amount of cash dividends declared and paid in the period.

Shareholder	Date	Amount	Amount
Record Date	Paid	Per Share	Paid
			(In thousands)

March 25, 2011	April 8, 2011	$0.15	$18,700

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

RESULTS OF OPERATIONS

Overview

The Company evaluates operational and financial segment performance in its Transportation and Storage, Gathering and Processing, and Distribution segments using several factors, of which the primary financial measure is EBIT, a non-GAAP measure.  For additional information related to the Company’s use of EBIT as its primary financial measure for its reportable segments, see Part I, Item I. Financial Statements (Unaudited), Note 12 – Reportable Segments.

The following table provides a reconciliation of EBIT (by segment) to Net earnings available for common stockholders for the periods presented.

	Three Months Ended March 31,
	2011	2010
	(In thousands)
EBIT:
Transportation and storage segment	$122,098	$102,425
Gathering and processing segment	(12,229)	6,555
Distribution segment	23,567	28,845
Corporate and other activities	1,439	320
Total EBIT	134,875	138,145
Interest expense	55,571	50,876
Earnings before income taxes	79,304	87,269
Federal and state income tax expense	18,642	30,809
Net earnings	60,662	56,460
Preferred stock dividends	-	2,171
Net earnings available for common stockholders	$60,662	$54,289

Three-month period ended March 31, 2011 versus the three-month period ended March 31, 2010.  The Company’s $6.4 million increase in Net earnings available for common stockholders was primarily due to:

•
Higher EBIT contribution of $19.7 million from the Transportation and Storage segment as Panhandle’s contribution increased $10.9 million on higher operating revenue of $15.6 million mainly due to the LNG terminal infrastructure enhancement project being placed in service in March 2010 and higher equity earnings of $8.8 million from the Company’s unconsolidated investment in Citrus largely driven by higher equity AFUDC resulting from Florida Gas’ Phase VIII Expansion project;

•
Lower federal and state income tax expense of $12.2 million primarily due to lower pre-tax earnings in 2011, $5.3 million of lower state income tax expense (net of the federal tax benefit) due to state investment tax credits recorded in 2011 and $4.2 million of higher income tax expense in 2010 resulting from the elimination of the Medicare Part D tax subsidy in the PPACA legislation signed into law in March 2010; and

•	Lower preferred stock dividends of $2.2 million due to the Company’s redemption of all of its outstanding shares of preferred stock in July 2010.

These improvements in earnings were partially offset by:

•
Lower EBIT contribution of $18.8 million from the Gathering and Processing segment resulting from lower operating revenues of $31.1 million, excluding hedging gains and losses, attributable to lower market-driven realized average natural gas prices and reduced throughput volumes from processing plant outages and producer well freeze-offs resulting from unusually cold weather in 2011, partially offset by a $23.3 million decrease in the cost of gas and other energy as market-driven natural gas and NGL purchase costs were lower in the 2011 period;

•
Lower EBIT contribution of $5.3 million from the Distribution segment mainly due to higher operating, maintenance and general expenses of $3 million and lower net operating revenues of $1.4 million largely attributable to the impact of the new customer rates at Missouri Gas Energy which became effective February 28, 2010; and

•
Higher interest expense of $4.7 million primarily attributable to the impact of the lower level of interest costs capitalized attributable to lower average capital project balances outstanding in 2011.

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

The Company’s regulated transportation and storage businesses can file (or be required to file) for changes in their rates, which are subject to approval by FERC.  Although a significant portion of the Company’s contracts are discounted or negotiated rate contracts, changes in rates and other tariff provisions resulting from regulatory proceedings have the potential to impact negatively the Company’s results of operations and financial condition.

The following table illustrates the results of operations applicable to the Company’s Transportation and Storage segment for the periods presented.

	Three Months Ended March 31,
	2011	2010
	(In thousands, except volumes)

Operating revenues (1)	$202,294	$186,675

Operating, maintenance and general	64,645	63,078
Depreciation and amortization	32,274	29,177
Taxes other than on income and revenues	9,305	9,228
Total operating income	96,070	85,192
Earnings from unconsolidated investments	26,031	17,246
Other income, net	(3)	(13)
EBIT	$122,098	$102,425

Panhandle natural gas volumes transported (TBtu): (2)
PEPL	171	167
Trunkline	195	154
Sea Robin	34	47
Florida Gas natural gas volumes transported (3)	181	189
_____________
 (1)  Reservation revenues comprised 90 percent and 89 percent of total operating revenues in the 2011 and 2010 periods, respectively.
(2)	Includes transportation deliveries made throughout the Company’s pipeline network.
(3)	Represents 100 percent of Florida Gas natural gas volumes transported versus the Company’s effective equity ownership interest of 50 percent.

Three-month period ended March 31, 2011 versus the three-month period ended March 31, 2010.  The $19.7 million EBIT improvement in the period ended March 31, 2011 versus the same period in 2010 was primarily due to a higher EBIT contribution from Panhandle totaling $10.9 million and higher equity earnings of $8.8 million, mainly from the Company’s unconsolidated investment in Citrus.

Panhandle’s $10.9 million EBIT improvement was mainly due to:

•	Higher operating revenues of $15.6 million primarily due to:
o	Higher LNG revenues of $16.6 million largely attributable to the LNG terminal infrastructure enhancement construction project placed in service in March 2010;
o	Lower transportation interruptible revenues of $1.3 million, primarily due to lower volumes in 2011 on Sea Robin largely attributable to market conditions; and
o	Flat transportation reservation revenues in 2011 versus 2010 due to $1.3 million of higher short-term capacity sold on Trunkline, offset by $1.3 million of lower short-term volumes and rates at PEPL.

The operating revenue improvement was partially offset by:

•	Higher operating, maintenance and general expenses of $1.6 million in 2011 versus 2010 primarily attributable to:
o	A $2.4 million increase in fuel tracker costs primarily due to a net over-recovery in 2010;
o	A $1.1 million increase in litigation expenses due to ongoing litigation; and
o	A $1.2 million decrease in contract storage costs primarily due to a contract termination in March 2010; and
•
Increased depreciation and amortization expense of $3.1 million in 2011 versus 2010 primarily due to the LNG terminal infrastructure enhancement construction project placed in service in March 2010 and a $109.2 million increase in property, plant and equipment placed in service after March 31, 2010.  Depreciation and amortization expense is expected to continue to increase primarily due to ongoing capital additions.

Equity earnings, mainly attributable to the Company’s unconsolidated investment in Citrus, were higher by $8.8 million in 2011 versus 2010 primarily due to the following items, adjusted where applicable to reflect the Company’s proportional equity share in Citrus:

•	Higher other income of $15.5 million largely driven by higher equity AFUDC resulting from Florida Gas’ Phase VIII Expansion project;
•	Lower depreciation expense of $1 million primarily due to reduced depreciation rates associated with the rate case settlement approved by FERC on February 24, 2011;
•	Higher income tax expense of $6.1 million primarily due to higher pre-tax earnings; and
•	Higher operating expenses of $2.1 million primarily for pipeline integrity assessments.

Equity earnings from the Citrus investment for the remaining quarters of 2011 are anticipated to be lower than the first quarter of 2011, as the peak AFUDC (non-cash income) related to the Phase VIII project recognized in the first quarter of 2011 will cease effective with the April 1, 2011 in-service date and will likely only be partially offset by anticipated higher revenues, net of operating expenses and depreciation, since the incremental capacity from the project is not yet fully subscribed.

See Part I, Item 1. Financial Statements (Unaudited), Note 4 – Unconsolidated Investments – Citrus for additional information related to Citrus and Florida Gas.

Gathering and Processing Segment.  The Gathering and Processing segment is primarily engaged in connecting producing wells of E&P companies to its gathering system, providing compression and gathering services, treating natural gas to remove impurities to meet pipeline quality specifications, processing natural gas for the removal of NGL, and redelivering natural gas and NGL to a variety of markets.  Its operations are conducted through SUGS.  SUGS’ natural gas supply contracts primarily include fee-based, percent-of-proceeds and margin sharing (conditioning fee and wellhead) purchase contracts.  These natural gas supply contracts vary in length from month-to-month to a number of years, with many of the contracts having a term of three to five years.  SUGS’ primary sales customers include E&P companies, power generating companies, electric and gas utilities, energy marketers, industrial end-users located primarily in the Gulf Coast and southwestern United States, and petrochemicals.  With respect to customer demand for the services it provides, SUGS’ business is not generally seasonal in nature.  However, SUGS' operations and the operations of its natural gas producers can be adversely impacted by severe weather.

The majority of SUGS’ gross margin is derived from the sale of NGL and natural gas equity volumes and fee-based services.  The prices of NGL and natural gas are subject to fluctuations in response to changes in supply, demand, market uncertainty and a variety of factors beyond the Company’s control.  The Company monitors these risks and manages the associated commodity price risk using both economic and accounting hedge derivative instruments.  For additional information related to the Company’s commodity price risk management, see Part I, Item 1. Financial Statements (Unaudited), Note 9 – Derivative Instruments and Hedging Activities – Commodity Contracts – Gathering and Processing Segment and Item 3. Quantitative and Qualitative Disclosures About Market Risk – Commodity Price Risk – Gathering and Processing Segment.

The following table presents the results of operations applicable to the Company’s Gathering and Processing segment for the periods presented.

	Three Months Ended March 31,
	2011	2010
	(In thousands, except volumes and average pricing)

Operating revenues, excluding impact of
commodity derivative instruments	$235,640	$266,710
Realized and unrealized commodity derivatives	(11,988)	(5,850)
Operating revenues	223,652	260,860
Cost of natural gas and other energy (1)	(193,194)	(216,457)
Gross margin (2)	30,458	44,403
Operating, maintenance and general	22,914	19,874
Depreciation and amortization	17,787	17,320
Taxes other than on income and revenues	2,260	1,634
Total operating income	(12,503)	5,575
Earnings (loss) from unconsolidated investments	188	985
Other income, net	86	(5)
EBIT	$(12,229)	$6,555

Operating Information:
Volumes
Avg natural gas processed (MMBtu/d)	374,188	405,953
Avg NGL produced (gallons/d)	1,270,587	1,345,656
Avg natural gas wellhead volumes (MMBtu/d)	451,703	528,658
Natural gas sales (MMBtu) (3)	16,603,644	19,753,546
NGL sales (gallons) (3)	136,318,625	142,599,616

Average Pricing
Realized natural gas ($/MMBtu) (4)	$4.05	$5.14
Realized NGL ($/gallon) (4)	1.20	1.14
Natural Gas Daily WAHA ($/MMBtu)	4.12	5.04
Natural Gas Daily El Paso ($/MMBtu)	4.09	5.01
Estimated plant processing spread ($/gallon)	0.85	0.66

________________
(1)	Cost of natural gas and other energy consists of natural gas and NGL purchase costs, fractionation and other fees.
(2)
Gross margin consists of Operating revenues less Cost of natural gas and other energy.  The Company believes that this measurement is more meaningful for understanding and analyzing the Gathering and Processing segment’s operating results for the periods presented because commodity costs are a significant factor in the determination of the segment’s revenues.

(3)
Volumes processed by SUGS include volumes sold under various buy-sell arrangements.  For the three-month period ended March 31, 2010, the Company’s operating revenues and related volumes  attributable to its buy-sell arrangements for natural gas totaled $13.3 million and 2.4 million MMBtu.  The buy-sell arrangements for natural gas terminated in November 2010.  The Company’s operating revenues and related volumes attributable to its buy-sell arrangements for NGL totaled $31.4 million and $26.2 million and 27.4 million gallons and 25.9 million gallons, for the three-month periods ended March 31, 2011 and March 31, 2010, respectively.

(4)	Excludes impact of realized and unrealized commodity derivative gains and losses detailed in the above EBIT presentation.

Three-month period ended March 31, 2011 versus the three-month period ended March 31, 2010.  The $18.8 million EBIT reduction in the period ended March 31, 2011 versus the same period in 2010 was primarily due to the following items:

•	Lower gross margin of $13.9 million primarily as the result of:
o
Lower operating revenues of $31.1 million, excluding hedging gains and losses, largely attributable to lower market-driven realized average natural gas prices (unadjusted for the impact of realized and unrealized commodity derivative gains and losses) of $4.05 per MMBtu in the 2011 period versus $5.14 per MMBtu in the 2010 period and reduced throughput volumes as a result of processing plant outages and producer well freeze-offs resulting from unusually cold weather in early 2011.  These decreases were partially offset by higher realized average NGL prices (unadjusted for the impact of realized and unrealized commodity derivative gains and losses) of $1.20 per gallon in the 2011 period versus $1.14 per gallon in the 2010 period;

o	A $23.3 million decrease in the cost of gas and other energy in the 2011 period versus the 2010 period due to lower market-driven natural gas and NGL purchase costs; and
o
Impact of a net hedging loss of $12 million in the 2011  period versus a net hedging loss of $5.9 million in the 2010 period (which includes the impact of $14.7 million of unrealized losses recorded in 2011); and

•	Higher operating, maintenance and general expenses of $3 million primarily due to:
o	Higher contract services primarily associated with the plant down time experienced in early 2011 due to severe cold weather; and
o	Increased costs of $1.5 million associated with the fire at the Keystone natural gas processing plant in January 2011.

Distribution Segment.  The Distribution segment is primarily engaged in the local distribution of natural gas in Missouri and Massachusetts through the Company’s Missouri Gas Energy and New England Gas Company operating divisions, respectively.  The Distribution segment’s operations are regulated by the public utility regulatory commissions of the states in which each operates.  The Distribution segment’s operations have historically been sensitive to weather and seasonal in nature, with a significant percentage of annual operating revenues (which include pass-through gas purchase costs that are seasonally impacted) and EBIT occurring in the traditional winter heating season during the first and fourth calendar quarters.  On February 10, 2010, the MPSC issued an order approving continued use of a distribution rate structure that eliminates the impact of weather and conservation for Missouri Gas Energy’s residential margin revenues and related earnings and approving expanded use of that distribution rate structure for Missouri Gas Energy’s small general service customers, effective February 28, 2010.  Together, Missouri Gas Energy’s residential and small general service customers comprised 99 percent of its total customers and approximately 91 percent of its net operating revenues as of February 28, 2010.  For additional information related to rate matters within the Distribution segment, see Part I, Item 1. Financial Statements (Unaudited), Note 13 – Regulation and Rates – Missouri Gas Energy and New England Gas Company.

The following table illustrates the results of operations applicable to the Company’s Distribution segment for the periods presented.

	Three Months Ended March 31,
	2011	2010
	($ in thousands)

Net operating revenues (1)	$67,839	$69,284
Operating, maintenance and general	32,342	29,319
Depreciation and amortization	8,407	7,956
Taxes other than on income
and revenues	3,468	3,241
Total operating income	23,622	28,768
Other income (expenses), net	(55)	77
EBIT	$23,567	$28,845

Operating Information:
Natural gas sales volumes (MMcf)	33,419	33,557
Natural gas transported volumes (MMcf)	9,917	9,143

Weather – Degree Days: (2)
Missouri Gas Energy service territories	2,956	2,887
New England Gas Company service territories	2,921	2,598
___________________________
(1) Operating revenues for the Distribution segment are reported net of Cost of natural gas and other energy and Revenue-related taxes, which are pass-through costs.
(2) "Degree days" are a measure of the coldness of the weather experienced.  A degree day is equivalent to each degree that the daily mean temperature for a day falls below 65 degrees Fahrenheit.

Three-month period ended March 31, 2011 versus the three-month period ended March 31, 2010.  The $5.3 million EBIT reduction in the period ended March 31, 2011 versus the same period in 2010 was primarily due to:

•	Higher operating, maintenance and general expenses of $3 million primarily attributable to:
o	Higher legal, injuries and damage claims of $2.3 million primarily due to ongoing litigation; and
o	Higher amortized pension costs of $700,000, which were previously being deferred until such costs were included in Missouri Gas Energy’s new rates, which became effective February 28, 2010; and
•
Lower net operating revenues of $1.4 million largely attributable to $2.1 million of lower net operating revenues at Missouri Gas Energy primarily due to the impact of the new customer rates effective February 28, 2010, which eliminated the impact of weather and conservation for the majority of Missouri Gas Energy’s revenues (resulting in lower reported revenues in the traditional winter heating season), partially offset by higher revenues of $700,000 at New England Gas Company primarily due to colder weather in the 2011 period.

The Company has benefitted from various federal and state governmental programs that have provided home energy assistance to low income customers.  During 2011, the Company received, through grants made on behalf of customers, funding from these agencies totaling $3.7 million, which served to reduce the related delinquent accounts receivable balances.  If these programs were discontinued or the related funding was significantly reduced and the customers’ ability to pay had not changed, the Company would expect that bad debt expense in the Distribution segment would correspondingly increase.

Interest Expense

Three-month period ended March 31, 2011 versus the three-month period ended March 31, 2010.  Interest expense was $4.7 million higher in the period ended March 31, 2011 versus the same period in 2010 primarily due to the impact of $5.4 million of lower interest costs capitalized attributable to lower average capital project balances outstanding in 2011 compared to 2010 largely resulting from the LNG infrastructure enhancement project being placed in service in March 2010.  There were no significant changes in the average interest rates and average debt balances outstanding associated with the Company’s debt obligations in 2011 versus 2010.

Federal and State Income Taxes from Continuing Operations

The following table sets forth the Company’s income taxes from continuing operations for the periods presented.

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Income tax expense	$18,642	$30,809
Effective tax rate (1)	24%	35%
________________
(1)
The EITR applicable to continuing operations is generally lower than the U.S. federal income tax statutory rate of 35 percent primarily due to the 80 percent dividends received deduction for the anticipated receipt of dividends associated with earnings from the Company’s unconsolidated Citrus affiliate, partially offset by the impact of state income taxes, net of the federal income tax benefit.

Three-month period ended March 31, 2011 versus the three-month period ended March 31, 2010.  The $12.2 million decrease in federal and state income tax expense was primarily due to the impact of lower pre-tax earnings for the period ended March 31, 2011 versus the same period in 2010, $5.3 million of lower state income tax expense (net of the federal tax benefit) mainly due to state investment tax credits recorded in 2011 and $4.2 million of higher income tax expense in 2010 resulting from the elimination of the Medicare Part D tax subsidy in the PPACA legislation signed into law in March 2010.

See Part I, Item 1. Financial Statements (Unaudited), Note 8 – Taxes on Income for additional information regarding items impacting the EITR.

Preferred Stock Dividends

Three-month period ended March 31, 2011 versus the three-month period ended March 31, 2010.  The $2.2 million reduction in Preferred stock dividends for the period ended March 31, 2011 versus the same period in 2010 was due to the Company’s redemption of its remaining 4,600,013 depository shares outstanding representing 460,000 shares of its 7.55% Noncumulative Preferred Stock, Series A (Liquidation Preference $250 per share) (Preferred Stock) in July 2010.

LIQUIDITY AND CAPITAL RESOURCES

The Liquidity and Capital Resources information contained herein should be read in conjunction with the related information set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources of the Company’s Form 10-K for the year ended December 31, 2010.

Cash generated from internal operations constitutes the Company’s primary source of liquidity.  The Company’s working capital deficit at March 31, 2011 is $633 million.  Additional sources of liquidity for working capital purposes include the use of available credit facilities and may include various equity offerings, capital markets and bank debt financings, and proceeds from asset dispositions.  The availability and terms relating to such liquidity will depend upon various factors and conditions such as the Company’s combined cash flow and earnings, the Company’s resulting capital structure and conditions in the financial markets at the time of such offerings.

Sources (Uses) of Cash

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Cash flows provided by (used in):
Operating activities	$200,256	$167,210
Investing activities	(79,671)	(85,639)
Financing activities	(119,731)	(88,491)
Increase (decrease) in cash and cash equivalents	$854	$(6,920)

Operating Activities

Three-month period ended March 31, 2011 versus the three-month period ended March 31, 2010.  Cash provided by operating activities increased by $33 million in the 2011 period versus the same period in 2010.  Cash flows provided by operating activities before changes in operating assets and liabilities for the 2011 period were $137.2 million compared with $135.4 million for the 2010 period.  Changes in operating assets and liabilities provided cash of $63.1 million in the 2011 period and $32.6 million in the 2010 period, resulting in an increase in cash from changes in operating assets and liabilities of $30.5 million in 2011 compared to 2010.  The $30.5 million increase is primarily due to:

•	An increase in cash of $58.9 million in the Distribution segment associated with recovery of a higher amount of previously deferred natural gas purchase costs from customers in the 2011 period; and
•	A decrease in cash of $23.9 million in the Distribution segment primarily due to payments for natural gas to replenish inventory levels resulting from a colder winter in 2011 versus 2010.

Investing Activities

The Company’s current business strategy includes making prudent capital expenditures across its base of transmission, storage, gathering, processing and distribution assets and growing the businesses through the selective acquisition of assets in order to position itself favorably in the evolving natural gas markets.

Cash flows used in investing activities in the periods ended March 31, 2011 and March 31, 2010 were $79.7 million and $85.6 million, respectively.  The $6 million decrease in investing cash outflows was primarily due to a $19.7 million decrease in capital expenditures, partially offset by a $12.5 million loan the Company made to Citrus in the 2011 period to fund a portion of the Phase VIII Expansion costs.

See Part I, Item 1.  Financial Statements (Unaudited), Note 12 – Reportable Segments for information regarding the amount of capital expenditures made by each of the Company’s reportable segments.

Potential Sea Robin Impairment.  Sea Robin, comprised primarily of offshore facilities, suffered damage from Hurricane Ike related to several platforms and gathering pipelines.  As there were no new indicators of potential impairment during the first quarter of 2011, the impairment test on Sea Robin was not performed as of March 31, 2011.   Approximately $115 million of the approximately $150 million total estimated capital replacement and retirement expenditures to replace property and equipment damaged by Hurricane Ike are related to Sea Robin and is substantially completed.  As of March 31, 2011 the Company has received approximately $51 million for claims submitted with respect to Hurricane Ike-related damage to Sea Robin.  The Company estimates approximately $10 million of additional insurance proceeds will ultimately be received for the claims related to Sea Robin.

Additionally, Sea Robin has implemented a rate surcharge initially approved by FERC in September 2009, subject to refund and final FERC decision, to recover Hurricane Ike-related costs not otherwise recovered from insurance proceeds or from other third parties.   To the extent the Company’s capital expenditures are not recovered from insurance proceeds or through its hurricane rate surcharge, its net investment in Sea Robin’s property plant and equipment would have increased without necessarily generating additional revenues unless the incremental costs are recovered through future rate proceedings or additional throughput.  See Item 1. Financial Statements (Unaudited), Note 13 – Regulation and Rates for information related to the surcharge filing.  If Sea Robin’s hurricane surcharge is not ultimately approved for recovery from all shippers or Sea Robin experiences other adverse developments impacting anticipated future cash flows that are not remedied through rate proceedings, the Company could potentially be required to record an impairment of its net investment in Sea Robin.

Citrus Sponsor Contributions. On March 31, 2011, the Company, through an indirect wholly-owned subsidiary, and Citrus’ other shareholder each made a $12.5 million sponsor contribution in the form of a loan to Citrus.   During the remainder of 2011, it is expected Citrus will require additional sponsor provided capital contributions, which are currently expected to be in the form of loans from its shareholders of up to $275 million, or $137.5 million each.  The contributions are related to the costs of Florida Gas' Phase VIII Expansion project.  In conjunction with the anticipated sponsor contributions, Citrus has entered into a promissory note in favor of each shareholder for up to $150 million.  The promissory notes have a final maturity date of March 31, 2014, with no principal payments required prior to the maturity date, and bear an interest rate equal to a one-month Eurodollar rate plus a credit spread of 1.5 percent.  Citrus plans to resume cash distributions to its shareholders in 2011, which will be in the form of loan repayments until the sponsor loans are repaid.  Amounts may be redrawn periodically under the notes to temporarily fund capital expenditures, debt retirements, or other working capital needs.

Financing Activities

The Company has historically demonstrated a commitment to strengthen its financial condition and solidify its current investment grade status, as evidenced by the issuance of common stock, equity units, preferred stock and asset sales and use of proceeds therefrom to reduce debt or limit use of debt in conjunction with past acquisitions.

Financing activities used cash flows of $119.7 million and $88.5 million in the periods ended March 31, 2011 and March 31, 2010, respectively.  The $31.2 million increase in net financing cash outflows was primarily due to:

•	Repayments of $100.9 million under the Company’s credit facilities in the 2011 period compared to $44.8 million in borrowings in 2010; and
•	Net repayments of $99 million of long-term debt in the 2010 period.

Retirement of Debt Obligations.  The Company expects to refinance and/or extend the $455 million Term Loan.  The Company believes, based on its investment grade credit ratings and general financial condition, successful historical access to capital and debt markets and market expectations regarding the Company's future earnings and cash flows, that it will be able to refinance this obligation under acceptable terms prior to its maturity.

Floating-Rate Debt Obligations.  The Company has $570 million available under its committed credit facilities.  As of April 29, 2011, there was a balance of $164 million outstanding under the Company’s credit facilities, with an effective interest rate of 2.92 percent.

As of April 29, 2011, the interest rate on the $465 million term loan was 0.76 percent.

Credit Ratings. As of March 31, 2011, both Southern Union’s and Panhandle’s debt was rated BBB- by Fitch Ratings, Baa3 by Moody's Investor Services, Inc. and BBB- by Standard & Poor's. The Company is not party to any lending agreement that would accelerate the maturity date of any obligation due to a failure to maintain any specific credit rating, nor would a reduction in any credit rating, by itself, cause an event of default under any of the Company’s lending agreements.  However, if its current credit ratings are downgraded below investment grade or if there are times when it is placed on "credit watch," the Company could be negatively impacted as follows:

•	Borrowing costs associated with debt obligations could increase annually up to approximately $7.3 million;
•
The costs of maintaining certain contractual relationships could increase, primarily related to the potential requirement for the Company to post collateral associated with its derivative financial instruments; and

•	Regulators may be unwilling to allow the Company to pass along increased debt service costs to natural gas customers.

For additional related information, see Part I, Item 1.  Financial Statements (Unaudited), Note 9 – Derivative Instruments and Hedging Activities – Derivative Instrument Contingent Features.

OTHER MATTERS

Contingencies

See Part I, Item 1.  Financial Statements (Unaudited), Note 11 – Commitments and Contingencies, in this Quarterly Report on Form 10-Q.

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

Regulatory

See Part I, Item 1.  Financial Statements (Unaudited), Note 13 – Regulation and Rates in this Quarterly Report on Form 10-Q.

Trunkline LNG Cost and Revenue Study.  On July 1, 2009, Trunkline LNG filed a Cost and Revenue Study with respect to the Trunkline LNG facility expansions completed in 2006, in compliance with FERC orders.  Such filing, which was as of March 31, 2009, reflected an annualized cost of service level of $54.7 million, less than the associated revenues of $68.5 million.  BG LNG Services (BGLS) filed a motion to intervene and protest on July 14, 2009.  By order dated July 26, 2010, FERC determined that since (i) Trunkline LNG has fixed negotiated rates with BGLS through 2015, which would be unaffected by any rate change that might be determined through hearing at this time, and (ii) current costs and revenues are not necessarily representative of Trunkline LNG’s costs and revenues at the termination of the negotiated rate period in 2015, there was no reason to expend FERC’s and the parties’ resources on a Natural Gas Act Section 5 proceeding at this time.  The order is final and not subject to rehearing.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

The information contained in Item 3 updates, and should be read in conjunction with, related information set forth in Part II, Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, in addition to the unaudited interim condensed consolidated financial statements, accompanying notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in Part I, Items 1 and 2 of this Quarterly Report on Form 10-Q.

Interest Rate Risk

The Company is subject to the risk of loss associated with movements in market interest rates.  The Company manages this risk through the use of fixed-rate debt, floating-rate debt and interest rate swaps.  Fixed-rate swaps are used to reduce the risk of increased interest costs during periods of rising interest rates.  Floating-rate swaps are used to convert the fixed rates of long-term borrowings into short-term variable rates.  At March 31, 2011, the interest rate on 83 percent of the Company’s long-term debt was fixed after considering the impact of interest rate swaps.

At March 31, 2011, $21.2 million is included in Derivative instruments - liabilities and $145,000 is included in Deferred Credits in the unaudited interim Condensed Consolidated Balance Sheet related to the fixed-rate interest rate swaps on the $455 million Term Loan due 2012 and a portion of the $600 million Junior Subordinated Notes due 2066.

At March 31, 2011, a 100 basis point change in the annual interest rate on all outstanding floating-rate debt would correspondingly change the Company’s interest payments by approximately $700,000 for each month during which such change continued.  If interest rates changed significantly, the Company may take actions to manage its exposure to the change.

The Company enters into treasury rate locks from time to time to manage its exposure against changes in future interest payments attributable to changes in US treasury rates.  By entering into these agreements, the Company locks in an agreed upon interest rate until the settlement of the contract, which typically occurs when the associated long-term debt is sold.  The Company accounts for the treasury rate locks as cash flow hedges.  The Company’s most recent treasury rate locks were settled in February and June 2008.

The change in exposure to loss in earnings and cash flow related to interest rate risk for the quarter ended March 31, 2011 is not material to the Company.

See Part I, Item 1.  Financial Statements (Unaudited), Note 9 – Derivative Instruments and Hedging Activities and Note 6 - Debt Obligations.

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

To manage its commodity price risk related to natural gas and NGL, the Company may use a combination of (i) natural gas puts, price swaps and basis swaps, (ii) NGL price swaps, (iii) NGL processing spread puts and swaps, and (iv) other exchange-traded futures and options.  These derivative financial instruments allow the Company to preserve value and protect margins.

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

The following table summarizes SUGS' principal commodity derivative instruments as of March 31, 2011 (all instruments are settled monthly), which were developed based upon historical and projected operating conditions and processable volumes.

		Average			Fair Value
		Fixed Price	Volumes		of Assets
Instrument Type	Index	(per MMBtu)	(MMBtu/d)		(Liabilities) (6)
			2011	2012	(In thousands)

Natural Gas - Cash Flow Hedges: (1)(4)
Receive-fixed swap	Gas Daily - Waha/El Paso Permian	$6.12	25,000	-	$11,934
Receive-fixed swap	Gas Daily - Waha/El Paso Permian	$4.43	15,000	-	224
			40,000	-	$12,158

Processing Spread - Economic Hedges: (3)
Receive-fixed swap	Gas Daily - Waha/El Paso Permian & OPIS Mt. Belvieu	$5.51	25,000	-	$(34,321)

		Average			Fair Value
		Fixed Price	Volumes		of Assets
Instrument Type	Index	(per Gallon)	(Gallons/d)		(Liabilities) (6)
			2011	2012	(In thousands)
Natural Gas Liquids - Cash Flow Hedges: (2)
Receive-fixed swap (5)	OPIS Mt. Belvieu	$1.15	-	178,629	$(1,779)

__________________
(1)
The Company’s natural gas swap arrangements have been designated as cash flow hedges.  The effective portion of changes in the fair value of the cash flow hedges is recorded in Accumulated other comprehensive loss until the related hedged items impact earnings.  Any ineffective portion of a cash flow hedge is reported in current-period earnings.

(2)
The Company's NGL swap arrangements have been designated as cash flow hedges.  The effective portion of changes in the fair value of the cash flow hedges is recorded in Accumulated other comprehensive loss until the related hedged items impact earnings.  Any ineffective portion of a cash flow hedge is reported in current-period earnings.

(3)
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

(4)
Volumes are applicable to the period April 1, 2011 to December 31, 2011, with 55.25 percent of the volumes settled against Gas Daily - Waha and 44.75 percent of the volumes settled against Gas Daily - El Paso Permian.

(5)
The Company's NGL swap arrangements consist of a ratio of NGL product that is approximately (on a gallon basis): 44 percent ethane, 29 percent propane, 4 percent iso-butane, 11 percent normal butane and 12 percent natural gasoline.  The arrangements approximate 15,000 MMBtu/d equivalents at a weighted average fixed price of $13.66 per MMBtu.

(6)
See Part I, Item 1.  Financial Statements (Unaudited), Note 9 – Derivative Instruments and Hedging Activities – Commodity Contracts – Gathering and Processing Segment for additional related information.

At March 31, 2011, excluding the effects of hedging and assuming normal operating conditions, the Company estimates that a change in price of $0.01 per gallon of NGL and $1.00 per MMBtu of natural gas would impact annual gross margin by approximately $1.4 million and $7.8 million, respectively.  Such commodity price risk estimates do not include any effect on demand for the Company’s services that may be caused by, or arise in conjunction with, price changes.  For example, a change in the gross processing spread may cause some ethane to be sold in the natural gas stream, impacting gathering and processing margins, natural gas deliveries and NGL volumes shipped.

Transportation and Storage Segment.  The Company is exposed to some commodity price risk with respect to natural gas used in operations by its interstate pipelines.  Specifically, the pipelines receive natural gas from customers for use in generating compression to move the customers’ natural gas.  Additionally, the pipelines may have to settle system imbalances when customers’ actual receipts and deliveries do not match.  When the amount of natural gas utilized in operations by the pipelines differs from the amounts provided by customers, the pipelines may use natural gas from inventory or may have to buy or sell natural gas to cover these or other operational needs, resulting in commodity price risk exposure to the Company.  In addition, there is other indirect exposure to the extent commodity price changes affect customer demand for and utilization of transportation and storage services provided by the Company.  At March 31, 2011, there were no hedges in place with respect to natural gas price risk associated with the Company’s interstate pipeline operations.

Distribution Segment Economic Hedging Activities.  The Company enters into financial instruments to mitigate price volatility of purchased natural gas passed through to customers in its Distribution segment. The cost of the derivative products and the settlement of the respective obligations are recorded through the natural gas purchase adjustment clause as authorized by the applicable regulatory authority and therefore do not impact earnings. The fair values of the contracts are recorded as an adjustment to a regulatory asset or liability in the Consolidated Balance Sheet.  As of March 31, 2011, the fair values of the contracts, which expire at various times through March 2013, are included in the unaudited interim Condensed Consolidated Balance Sheet as liabilities, with matching adjustments to deferred cost of natural gas of $17.9 million.

ITEM 4.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company has established disclosure controls and procedures to ensure that information required to be disclosed by the Company, including consolidated entities, in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  The Company performed an evaluation under the supervision and with the participation of management, including its CEO and CFO, and with the participation of personnel from its Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on that evaluation, Southern Union’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Controls

Management’s assessment of internal control over financial reporting as of December 31, 2010 was included in Southern Union’s Annual Report on Form 10-K filed on February 25, 2011.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act.  Forward-looking statements are based on management’s beliefs and assumptions.  These forward-looking statements, which address the Company’s expected business and financial performance, among other matters, are identified by terms and phrases such as:  anticipate, believe, intend, estimate, expect, continue, should, could, may, plan, project, predict, will, potential, forecast and similar expressions.  Forward-looking statements involve risks and uncertainties that may or could cause actual results to be materially different from the results predicted.  Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•
changes in demand for natural gas or NGL and related services by customers, in the composition of the Company’s customer base and in the sources of natural gas or NGL accessible to the Company’s system;

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

•
the effects of changes in governmental policies and regulatory actions, including changes with respect to income and other taxes, environmental compliance, climate change initiatives, authorized rates of recovery of costs (including pipeline relocation costs), and permitting for new natural gas production accessible to the Company’s systems;

•	market risks affecting the Company’s pricing of its services provided and renewal of significant customer contracts; and
•	other risks and unforeseen events, including other financial, operational and legal risks and uncertainties detailed from time to time in filings with the SEC.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of the Company’s forward-looking statements.  Other factors could also have material adverse effects on the Company’s future results.  These and other risks are described in greater detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and its other reports filed with the SEC.  In light of these risks, uncertainties and assumptions, the events described in forward-looking statements might not occur or might occur to a different extent or at a different time than the Company has described.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings.

Southern Union is a party to or has property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in Part I, Item 1. Financial Statements (Unaudited), Note 11 – Commitments and Contingencies, in this Quarterly Report on Form 10-Q and in the Item 8.  Financial Statements and Supplementary Data, Note 14 – Commitments and Contingencies, information included in the Company’s Form 10-K for the year ended December 31, 2010.

Southern Union is subject to federal and state requirements for the protection of the environment, including those for the discharge of hazardous materials and remediation of contaminated sites.  As a result, Southern Union is a party to or has its property subject to various other lawsuits or proceedings involving environmental protection matters.  For information regarding these matters, see Part I, Item 1. Financial Statements (Unaudited), Note 11 – Commitments and Contingencies, in this Quarterly Report on Form 10-Q and in the Item 8.  Financial Statements and Supplementary Data, Note 14 – Commitments and Contingencies, information included in the Company’s Form 10-K for the year ended December 31, 2010.

ITEM 1A.  Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Company’s Form 10-K filed with the SEC on February 25, 2011.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases during the three months ended March 31, 2011 made by Southern Union or any “affiliated purchaser” of Southern Union (as defined in Rule 10b-18(a)(3)) of equity securities that are registered pursuant to Section 12 of the Exchange Act.

	Total Number	Average
	of Shares	Price Paid
	Purchased (1)	per Share

Month Ended January 31, 2011	5,634	$25.76
Month Ended February 28, 2011	25	27.28
Month Ended March 31, 2011	6,950	28.31
Total	12,609	$27.17

______________
(1)  The total number of shares purchased includes:  (i) the surrender to the Company of 6,723 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock awards and exercise of stock appreciation rights and (ii) 5,886 shares of common stock purchased in open-market transactions and held in various Company employee benefit plan trusts by the trustees using cash amounts deferred by the participants in such plans (and quarterly cash dividends issued by the Company on shares held in such plans).

ITEM 3.  Defaults Upon Senior Securities.

N/A

ITEM 4.  Reserved.

ITEM 5.  Other Information.

All information required to be reported on Form 8-K for the quarter ended March 31, 2011 was appropriately reported.

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

SOUTHERN UNION COMPANY
(Registrant)

Date: May 9, 2011	By /s/ GEORGE E. ALDRICH
George E. Aldrich Senior Vice President and Controller (authorized officer and principal accounting officer)