Form 10-Q
period 2011-06-30
SOUTHERN UNION CO
filed 2011-08-09
CIK 203248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
____________________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended

June 30, 2011

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
Yes ☐    No ☑

The number of shares of the registrant's Common Stock outstanding on August 5, 2011 was 124,745,576.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
FORM 10-Q
June 30, 2011
Table of Contents

PART I.  FINANCIAL INFORMATION:                                                                                                                                            Page(s)

     Glossary.                                                                                                                                                                                                    1

     ITEM 1.  Financial Statements (Unaudited):

          Condensed consolidated statement of operations.                                                                                                                 2

          Condensed consolidated balance sheet.                                                                                                                                        3

          Condensed consolidated statement of cash flows.                                                                                                                 5

          Condensed consolidated statement of stockholders’ equity and comprehensive income.                                              6

          Notes to condensed consolidated financial statements.                                                                                                       7

     ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.                          34

     ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.                                                                               48

     ITEM 4.  Controls and Procedures.                                                                                                                                                   51

PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings.                                                                                                                                                              53

     ITEM 1A.  Risk Factors.                                                                                                                                                                     53

     ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.                                                                              55

     ITEM 3.  Defaults Upon Senior Securities.                                                                                                                                56

     ITEM 4.  Reserved.                                                                                                                                                                             56

     ITEM 5.  Other Information.                                                                                                                                                               56

     ITEM 6.  Exhibits.                                                                                                                                                                                56

     SIGNATURES.                                                                                                                                                                                     61

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
EPA                                                                                                                        United States Environmental Protection Agency
ETE                                                                                                                         Energy Transfer Equity, L.P.
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
PRPs                                                                                                                     Potentially responsible parties
RCRA                                                                                                                   Resource Conservation and Recovery Act
SARs                                                                                                                    Stock appreciation rights
Sea Robin                                                                                                            Sea Robin Pipeline Company, LLC
SEC                                                                                                                       United States Securities and Exchange Commission
Sigma                                                                                                                    Sigma Acquisition Corporation
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
TBtu                                                                                                                     Trillion British thermal units
TCEQ                                                                                                                   Texas Commission on Environmental Quality
Trunkline                                                                                                             Trunkline Gas Company, LLC
Trunkline LNG                                                                                                    Trunkline LNG Company, LLC

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)

Operating revenues (Note 13)	$631,607	$573,096	$1,378,429	$1,332,090

Operating expenses
Cost of natural gas and other energy	315,575	246,626	741,207	685,635
Operating, maintenance and general	123,858	118,723	244,852	232,608
Depreciation and amortization	59,295	57,559	118,622	112,753
Revenue-related taxes	5,200	4,806	22,567	21,848
Taxes, other than on income and revenues	12,657	13,638	28,127	28,224
Total operating expenses	516,585	441,352	1,155,375	1,081,068

Operating income	115,022	131,744	223,054	251,022

Other income (expenses)
Interest expense	(54,933)	(55,436)	(110,504)	(106,312)
Earnings from unconsolidated investments	25,048	27,542	51,749	46,120
Other, net	224	(352)	366	(63)
Total other expenses, net	(29,661)	(28,246)	(58,389)	(60,255)

Earnings before income taxes	85,361	103,498	164,665	190,767

Federal and state income tax expense (Note 9)	25,588	28,609	44,230	59,418

Net earnings	59,773	74,889	120,435	131,349

Preferred stock dividends	-	(2,170)	-	(4,341)
Loss on extinguishment of preferred stock	-	(3,295)	-	(3,295)

Net earnings available for common stockholders	$59,773	$69,424	$120,435	$123,713

Net earnings available for common stockholders per share
Basic	$0.48	$0.56	$0.97	$0.99
Diluted	$0.47	$0.55	$0.96	$0.99
Cash dividends declared on common stock per share	$0.15	$0.15	$0.30	$0.30

Weighted average shares outstanding (Note 4)
Basic	124,712	124,474	124,685	124,445
Diluted	125,875	125,244	125,737	125,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS
	June 30,	December 31,
	2011	2010
	(In thousands)

Current assets
Cash and cash equivalents	$3,013	$3,299
Accounts receivable
net of allowances of $4,467 and $3,321, respectively	262,293	310,006
Accounts receivable – affiliates	7,863	10,747
Inventories	174,040	226,875
Deferred natural gas purchases	13,396	85,138
Natural gas imbalances - receivable	72,006	52,141
Prepayments and other assets	70,241	67,535
Total current assets	602,852	755,741

Property, plant and equipment
Plant in service	7,020,306	6,957,989
Construction work in progress	165,126	120,264
	7,185,432	7,078,253
Less accumulated depreciation and amortization	1,487,919	1,373,794
Net property, plant and equipment	5,697,513	5,704,459

Deferred charges
Regulatory assets	63,022	66,216
Deferred charges	64,731	66,929
Total deferred charges	127,753	133,145

Unconsolidated investments (Note 5)	1,587,863	1,538,548

Goodwill	89,227	89,227

Other	84,861	17,423

Total assets	$8,190,069	$8,238,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

STOCKHOLDERS' EQUITY AND LIABILITIES

	June 30,	December 31,
	2011	2010
	(In thousands)

Stockholders’ equity (Note 15)
Common stock, $1 par value; 200,000 shares authorized; 125,975
and 125,839 shares issued, respectively	$125,975	$125,839
Premium on capital stock	1,927,356	1,920,622
Less treasury stock: 1,240 and 1,230 shares, respectively, at cost	(30,809)	(30,532)
Less common stock held in trust: 573 and 597 shares, respectively	(10,543)	(10,857)
Deferred compensation plans	10,543	10,857
Accumulated other comprehensive loss	(51,507)	(40,157)
Retained earnings	634,236	551,210
Total stockholders' equity	2,605,251	2,526,982

Long-term debt obligations (Note 7)	2,705,534	3,520,906
Total capitalization	5,310,785	6,047,888

Current liabilities
Long-term debt due within one year (Note 7)	816,272	1,083
Notes payable (Note 7)	195,479	297,051
Accounts payable and accrued liabilities	198,357	218,531
Federal, state and local taxes payable	35,824	35,235
Accrued interest	37,397	37,464
Natural gas imbalances - payable	152,211	178,087
Derivative instruments (Note 10 and 11)	56,200	67,026
Other	124,997	137,221
Total current liabilities	1,616,737	971,698

Deferred credits	203,202	205,094
Accumulated deferred income taxes	1,059,345	1,013,863
Commitments and contingencies (Note 12)

Total stockholders' equity and liabilities	$8,190,069	$8,238,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Cash flows provided by (used in) operating activities:
Net earnings	$120,435	$131,349
Adjustments to reconcile net earnings to net cash flows
provided by (used in) operating activities:
Depreciation and amortization	118,622	112,753
Deferred income taxes	51,543	60,087
Provision for bad debts	9,864	9,562
Unrealized loss (gain) on commodity derivatives	14,413	(16,654)
Share-based compensation expense	4,899	4,454
Earnings from unconsolidated investments,
adjusted for cash distributions	(50,249)	(42,396)
Changes in operating assets and liabilities	81,384	(16,663)
Net cash flows provided by operating activities	350,911	242,492

Cash flows (used in) provided by investing activities:
Additions to property, plant and equipment	(143,902)	(129,379)
Loan to unconsolidated investments	(72,000)	-
Plant retirements and other	(488)	359
Net cash flows used in investing activities	(216,390)	(129,020)

Cash flows provided by (used in) financing activities:
Increase (decrease) in book overdraft	4,877	(12,030)
Issuance of long-term debt	-	857
Renewal cost for credit facilities	(2,138)	(5,831)
Dividends paid on common stock	(37,390)	(37,322)
Dividends paid on preferred stock	-	(4,341)
Repayment of long-term debt obligation	(278)	(140,723)
Net change in revolving credit facilities	(101,572)	76,095
Other	1,694	1,866
Net cash flows used in financing activities	(134,807)	(121,429)

Change in cash and cash equivalents	(286)	(7,957)

Cash and cash equivalents at beginning of period	3,299	10,545
Cash and cash equivalents at end of period	$3,013	$2,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)

	Common	Premium		Common	Deferred	Accumulated		Total
	Stock,	on	Treasury	Stock	Compen-	Other		Stock-
	$1 Par	Capital	Stock,	Held	sation	Comprehensive	Retained	holders'
	Value	Stock	at cost	In Trust	Plans	Loss	Earnings	Equity
	(In thousands)

Balance December 31, 2010	$125,839	$1,920,622	$(30,532)	$(10,857)	$10,857	$(40,157)	$551,210	$2,526,982
Comprehensive income (loss):
Net earnings	-	-	-	-	-	-	120,435	120,435
Net change in other
comprehensive loss (Note 6)	-	-	-	-	-	(11,350)	-	(11,350)
Comprehensive income	-	-	-	-	-	-	-	109,085
Common stock dividends declared	-	-	-	-	-	-	(37,409)	(37,409)
Share-based compensation	-	4,899	-	-	-	-	-	4,899
Restricted stock issuances	7	(7)	-	-	-	-	-	-
Exercise of stock options	129	1,842	(277)	-	-	-	-	1,694
Contributions to Trust	-	-	-	(355)	355	-	-	-
Disbursements from Trust	-	-	-	669	(669)	-	-	-
Balance June 30, 2011	$125,975	$1,927,356	$(30,809)	$(10,543)	$10,543	$(51,507)	$634,236	$2,605,251

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

See Note 3 – ETE Merger for information related to the Company’s intent to merge with ETE.

2.  New Accounting Principles

Accounting Principles Not Yet Adopted.  In June 2011, the FASB issued authoritative guidance that changes how a company may present comprehensive income.  The guidance allows entities to elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements and eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  The guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter, with early adoption permitted.  The Company does not expect the guidance to materially impact its consolidated financial statements as the guidance only requires a change in the placement of previously disclosed information.

In May 2011, the FASB issued authoritative guidance on fair value measurements that clarifies some existing concepts, eliminates wording differences between GAAP and International Financial Reporting Standards (IFRS), and in some limited cases, changes some principles to achieve convergence between GAAP and IFRS. The guidance provides a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS and also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The guidance is effective for periods beginning after December 15, 2011. The Company is currently evaluating the impact of this guidance, but does not expect it will materially impact its consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.  ETE Merger

On July 19, 2011, the Company entered into a Second Amended and Restated Agreement and Plan of Merger (Second Amended Merger Agreement) with ETE and Sigma Acquisition Corporation, a wholly-owned subsidiary of ETE (Merger Sub).  The Second Amended Merger Agreement modifies certain terms of the Agreement and Plan of Merger entered into by the Company, ETE and Merger Sub on June 15, 2011 as amended on July 4, 2011.  The Second Amended Merger Agreement provides for the merger of Merger Sub with and into the Company (Merger), with the Company continuing as the surviving corporation in the Merger.  As a result of the Merger, the Company will become a wholly-owned subsidiary of ETE.  The Merger is expected to close in the first quarter of 2012, subject to stockholder approval and certain other regulatory approvals.

Under the terms of the Second Amended Merger Agreement, at least 50 percent, and no more than 60 percent, of the shares of common stock of the Company issued and outstanding immediately prior to the effective time of the Merger (Outstanding Shares) will be cancelled and converted into the right to receive cash in the amount of $44.25 per Outstanding Share (subject to reduction of that amount of cash per Outstanding Share, and supplementation with ETE Common Units, in the event that holders of more than 60 percent of the Outstanding Shares elect to receive cash) and at least 40 percent, and no more than 50 percent of the Outstanding Shares will be cancelled and converted into the right to receive 1.0 ETE Common Units per Outstanding Share (subject to reduction of that number of ETE Common Units per Outstanding Share, and supplementation with cash, in the event that holders of more than 50 percent of the Outstanding Shares elect to receive ETE Common Units).

 On July 19, 2011, ETE entered into an amended and restated agreement and plan of merger (Citrus Merger Agreement) with Energy Transfer Partners , L.P. (ETP). Pursuant to the Citrus Merger Agreement, immediately prior to the effective time of the Merger, ETE will assign and Southern Union will assume the benefits and obligations of ETE under the Citrus Merger Agreement. Under the Citrus Merger Agreement, it is anticipated that Southern Union will cause the contribution to ETP of its 50 percent interest in Citrus Corp., which owns 100 percent of Florida Gas and is currently jointly owned by Southern Union and El Paso Corporation (Citrus Merger). The Citrus Merger will be effected through the merger of CrossCountry Energy, LLC, a Delaware limited liability company and wholly-owned subsidiary of Southern Union that indirectly owns a 50 percent interest in Citrus Corp., with and into Citrus ETP Acquisition, L.L.C., a Delaware limited liability company and wholly-owned subsidiary of ETP. In exchange for the interest in Citrus Corp., Southern Union will receive approximately $2.0 billion, consisting of $1.895 billion in cash and $105 million of ETP common units, with the value of the ETP common units based on the volume-weighted average trading price for the ten consecutive trading days ending immediately prior to the date that is three trading days prior to the closing date of the Citrus Merger.  Immediately prior to the effective time of the Merger, Southern Union will contribute to Merger Sub the funds it receives pursuant to the Citrus Merger (not to exceed $1.45 billion) in exchange for an equity interest in Merger Sub proportionate to its deemed share, which means the fraction (i) the numerator of which is the amount, if any, contributed by Southern Union to Merger Sub pursuant to the Second Amended Merger Agreement and (ii) the denominator of which is the aggregate value of the merger consideration of the Merger, valuing the ETE common units based upon the volume weighted average price of the ETE common units for the five trading days ending on the trading day immediately preceding the effective time of the Merger.

The Second Amended Merger Agreement contains certain termination rights for the Company and ETE.  In certain circumstances, upon termination of the Second Amended Merger Agreement, the Company or ETE, as applicable: (i) will be required to pay a termination fee of $181.3 million to the other and (ii) may be obligated to pay the other’s Merger costs and expenses in an amount not to exceed $54 million.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Consummation of the merger is subject to customary conditions, including, without limitation: (i) the adoption of the Second Amended Merger Agreement by the stockholders of the Company, (ii) the expiration of the waiting period applicable to the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which expiration occurred on July 28, 2011, (iii) the receipt of required approvals from the FERC, the MPSC and, if necessary, the MDPU, (iv) the effectiveness of an ETE registration statement on Form S-4 relating to the ETE common units to be issued in the merger, and (v) the absence of any law, injunction, judgment or ruling prohibiting or restraining the merger or making the consummation of the merger illegal.

On July 13, 2011, the Company and ETE filed a joint application with the MPSC, requesting an order from the MPSC authorizing the Company to take certain actions to allow ETE to acquire the equity interests of the Company, including its subsidiaries.  On July 11, 2011, as amended July 26, 2011, ETE filed a registration statement on Form S-4 relating to the registration of the ETE common units to be issued in the merger.

The Company has made certain customary representations and warranties and covenants in the Second Amended Merger Agreement, including without limitation covenants regarding: (i) the conduct of the business of the Company prior to the consummation of the merger, (ii) the calling and holding of a meeting of the Company’s stockholders for the purpose of obtaining its required stockholder approval and (iii) the use of reasonable best efforts to cause the merger to be consummated.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Weighted average shares outstanding - Basic	124,712	124,474	124,685	124,445
Dilutive effect of share-based compensation awards	1,163	770	1,052	757
Weighted average shares outstanding - Diluted	125,875	125,244	125,737	125,202

The table below includes information related to stock options and SARs that were outstanding but have been excluded from the computation of weighted-average stock options due to the exercise price exceeding the weighted-average market price of the Company’s common shares.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)

Options and SARs excluded	-	1,235	-	1,235
Exercise price ranges	N/A	$24.06 - 28.48	N/A	$24.06 - 28.48
Weighted-average market price	$30.11	$23.70	$28.67	$23.73

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  Unconsolidated Investments

Unconsolidated investments at June 30, 2011 and December 31, 2010 include the Company’s 50 percent investment in Citrus and investments in other entities. The Company accounts for these investments using the equity method.  The Company’s share of net earnings or loss from these equity investments is recorded in Earnings from unconsolidated investments in the unaudited interim Condensed Consolidated Statement of Operations.

The following table summarizes the Company’s unconsolidated equity investments at the dates indicated.

	June 30,	December 31,
	2011	2010
	(In thousands)

Citrus (1)	$1,561,664	$1,510,847
Other	26,199	27,701
	$1,587,863	$1,538,548

___________________
(1)  See Note 3 – ETE Merger for information regarding the Company’s intent for its ownership interest in Citrus to be merged with an ETP subsidiary.

The following table sets forth summarized financial information for the Company’s equity investments for the periods presented.

	Three Months Ended June 30,
	2011		2010
		Other Equity		Other Equity
	Citrus	Investments	Citrus	Investments
	(In thousands)
Statement of Operations Data:
Revenues	$194,361	$2,506	$140,572	$5,823
Operating income	118,716	705	77,323	3,297
Net earnings	47,173	689	46,460	3,101

	Six Months Ended June 30,
	2011		2010
		Other Equity		Other Equity
	Citrus	Investments	Citrus	Investments
	(In thousands)
Statement of Operations Data:
Revenues	$308,246	$5,082	$254,711	$11,684
Operating income	168,598	1,637	129,694	6,482
Net earnings	96,526	1,844	76,087	6,270

Citrus Dividends.  Citrus did not pay dividends to the Company during the three-month periods ended  and six-month periods ended June 30, 2011 and 2010.

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

In 2011, the Company, through an indirect wholly-owned subsidiary, and Citrus’ other shareholder each made sponsor contributions of $72 million in the form of loans to Citrus.   The Company has recorded the Citrus loan in Other non-current assets on the Condensed Consolidated Balance Sheet.  The contributions are related to the costs of Florida Gas' Phase VIII Expansion project.  In conjunction with anticipated sponsor contributions, Citrus has entered into a promissory note in favor of each shareholder for up to $150 million.  The promissory notes have a final maturity date of March 31, 2014, with no principal payments required prior to the maturity date, and bear an interest rate equal to a one-month Eurodollar rate plus a credit spread of 1.5 percent.  Amounts may be redrawn periodically under the notes to temporarily fund capital expenditures, debt retirements, or other working capital needs.   Citrus’ principal operating asset is Florida Gas, whose debt is rated Baa2 by Moody’s Investor Services, Inc. and BBB by Standard & Poors.

Florida Gas Pipeline Relocation Costs. The FDOT/FTE has various turnpike/State Road 91 widening projects that have impacted or may, over time, impact one or more of Florida Gas’ mainline pipelines located in FDOT/FTE rights-of-way. Several FDOT/FTE projects are the subject of litigation in Broward County, Florida. On January 27, 2011, a jury awarded Florida Gas $82.7 million and rejected all damage claims by the FDOT/FTE.  On May 2, 2011, the judge issued an order entitling Florida Gas to an easement of 15 feet on either side of its pipelines and 75 feet of temporary work space.  The judge further ruled that Florida Gas is entitled to approximately $8 million in interest.  In addition to ruling on other aspects of the easement, he ruled that pavement could not be placed directly over Florida Gas’ pipeline without the consent of Florida Gas although Florida Gas would be required to relocate the pipeline if it did not provide such consent.  He also denied all other pending post-trial motions.  The FDOT/FTE filed a notice of appeal on July 12, 2011.  Amounts ultimately received would primarily reduce Florida Gas’ property, plant and equipment costs.

On April 14, 2011 Florida Gas filed suit against the FDOT/FTE, Dragados USA and I-595 Express, LLC in Broward County, Florida seeking an injunction and damages as the result of the construction of a mechanically stabilized earth wall and other encroachments in Florida Gas easements containing the newly constructed 36-inch pipeline.  The same judge that presided over the previously discussed FDOT/FTE proceeding was assigned to the case.  Trial is expected to be set in early 2012.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.  Comprehensive Income (Loss)

The table below provides an overview of Comprehensive income (loss) for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)

Net earnings	$59,773	$74,889	$120,435	$131,349

Change in fair value of interest rate hedges, net of tax of
$(6,891), $(1,308), $(7,757) and $(3,614), respectively	(11,587)	(1,945)	(12,991)	(5,375)
Reclassification of unrealized loss on interest rate hedges
into earnings, net of tax of $2,253, $2,250, $4,481
and $4,554, respectively	3,362	3,357	6,685	6,803
Change in fair value of commodity hedges, net of tax of $194,
$(390), $(365) and $9,613, respectively	344	(690)	(649)	17,061
Reclassification of unrealized gain on commodity hedges
into earnings, net of tax of $(1,678), $(1,830), $(3,310) and $(2,272), respectively	(2,977)	(3,247)	(5,874)	(4,032)
Reclassification of net actuarial loss and prior service credit relating to pension and other postretirement benefits into
earnings, net of tax of $568, $551, $1,142
and $1,102, respectively	706	722	1,407	1,442
Change in other comprehensive income from equity
investments, net of tax of $21, $22, $43 and $44, respectively	37	35	72	71
Total other comprehensive income (loss)	(10,115)	(1,768)	(11,350)	15,970

Total comprehensive income	$49,658	$73,121	$109,085	$147,319

The table below provides an overview of the components in Accumulated other comprehensive loss as of the dates indicated.

	June 30,	December 31,
	2011	2010
	(In thousands)

Interest rate hedges, net	$(23,538)	$(17,232)
Commodity hedges, net	4,005	10,528
Benefit plans:
Net actuarial loss and prior service costs, net - pensions	(30,372)	(32,982)
Net actuarial gain and prior service credit, net - other postretirement benefits	1,004	2,207
Equity investments, net	(2,606)	(2,678)
Total Accumulated other comprehensive income, net of tax	$(51,507)	$(40,157)

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.  Debt Obligations

The following table sets forth the debt obligations of Southern Union and Panhandle at the dates indicated.

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)

Long-Term Debt Obligations:

Southern Union:
7.60% Senior Notes due 2024	$359,765	$428,300	$359,765	$392,144
8.25% Senior Notes due 2029	300,000	377,403	300,000	332,922
7.24% to 9.44% First Mortgage Bonds
due 2020 to 2027	19,500	23,558	19,500	21,473
7.20% Junior Subordinated Notes due 2066	600,000	575,280	600,000	609,743
Term Loan due 2013	250,000	252,491	250,000	249,915
Note Payable	8,019	8,019	8,297	8,297
	1,537,284	1,665,051	1,537,562	1,614,494

Panhandle:
6.05% Senior Notes due 2013	250,000	273,260	250,000	268,988
6.20% Senior Notes due 2017	300,000	346,413	300,000	322,893
8.125% Senior Notes due 2019	150,000	183,813	150,000	169,671
7.00% Senior Notes due 2029	66,305	70,068	66,305	69,911
7.00% Senior Notes due 2018	400,000	472,416	400,000	442,120
Term Loans due 2012	815,391	808,481	815,391	799,084
Net premiums on long-term debt	2,826	2,826	2,731	2,731
	1,984,522	2,157,277	1,984,427	2,075,398

Total Long-Term Debt Obligations	3,521,806	3,822,328	3,521,989	3,689,892

Credit Facilities	195,479	195,487	297,051	301,312

Total consolidated debt obligations	3,717,285	$4,017,815	3,819,040	$3,991,204
Less current portion of long-term debt	816,272		1,083
Less short-term debt	195,479		297,051
Total long-term debt	$2,705,534		$3,520,906

The fair value of the Company’s term loans and credit facilities as of June 30, 2011 and December 31, 2010 were determined using the market approach, which utilized reported recent loan transactions for parties of similar credit quality and remaining life, as there is no active secondary market for loans of these types and sizes.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The fair value of the Company’s other long-term debt as of June 30, 2011 and December 31, 2010 was also determined using the market approach, which utilized observable market data to corroborate the estimated credit spreads and prices for the Company’s non-bank long-term debt securities in the secondary market.  Those valuations were based in part upon the reported trades of the Company’s non-bank long-term debt securities where available and the actual trades of debt securities of similar credit quality and remaining life where no secondary market trades were reported for the Company’s non-bank long-term debt securities.

Interest Rate Swaps.  The Company has entered into interest rate swap agreements that effectively fix the interest rate applicable to the floating rate on a portion of the $600 million Junior Subordinated Notes due 2066 (Junior Subordinated Notes).  See Note 10 – Derivative Instruments and Hedging Activities – Interest Rate Contracts – Interest Rate Swaps for more information regarding these swap agreements.

Credit Facilities.  During the second quarter of 2011, the Company entered into the Seventh Amended and Restated Revolving Credit Agreement with certain banks in the amount of $550 million (2011 Revolver).  The 2011 Revolver is an amendment, restatement and refinancing of the Company’s $550 million Sixth Amended and Restated Revolving Credit Agreement (Revolver), which was otherwise scheduled to mature on May 28, 2013.  The 2011 Revolver will mature on May 20, 2016.  Borrowings under the 2011 Revolver are available for the Company’s working capital, other general corporate purposes and letter of credit requirements.  The interest rate and commitment fee under the 2011 Revolver are calculated using a pricing grid, which is based upon the credit rating for the Company’s senior unsecured notes.  The annualized interest rate and commitment fee rate bases for the 2011 Revolver at June 30, 2011 were LIBOR plus 162.5 basis points and 25 basis points, respectively.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.  Benefits

Components of Net Periodic Benefit Cost.  The following table sets forth the components of net periodic benefit cost of the Company’s pension and postretirement benefit plans for the periods presented.

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Service cost	$935	$768	$881	$793
Interest cost	2,525	2,509	1,446	1,409
Expected return on plan assets	(2,647)	(2,337)	(1,450)	(1,269)
Prior service cost (credit)
amortization	147	138	(453)	(411)
Actuarial loss (gain)
amortization	1,984	1,996	(403)	(451)
	2,944	3,074	21	71
Regulatory adjustment (1)	191	52	666	666
Net periodic benefit cost	$3,135	$3,126	$687	$737

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Service cost	$1,870	$1,535	$1,761	$1,586
Interest cost	5,050	5,019	2,892	2,819
Expected return on plan assets	(5,293)	(4,674)	(2,899)	(2,311)
Prior service cost (credit)
amortization	294	276	(906)	(823)
Actuarial loss (gain)
amortization	3,967	3,993	(806)	(901)
	5,888	6,149	42	370
Regulatory adjustment (1)	383	157	1,332	1,332
Net periodic benefit cost	$6,271	$6,306	$1,374	$1,702

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.  Taxes on Income

The following table summarizes the Company’s income taxes for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Income tax expense	$25,588	$28,609	$44,230	$59,418
Effective tax rate	30%	28%	27%	31%

The EITR is generally lower than the U.S. federal income tax statutory rate of 35 percent primarily due to the 80 percent dividends received deduction for the anticipated receipt of dividends associated with earnings from the Company’s unconsolidated investment in Citrus.

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

Interest Rate Swaps.  In 2011, the Company entered into interest rate swap agreements with an aggregate notional amount of $525 million, of which $450 million were for ten-year periods and $75 million were for five-year periods.  These interest rate swaps will become effective on November 1, 2011.  The Company will pay interest on the Junior Subordinated Notes at the floating rate of three-month LIBOR plus a credit spread of 3.0175 percent beginning November 1, 2011. The interest rate swaps will effectively fix the interest rate applicable to the floating rate on a portion of the Junior Subordinated Notes and are accounted for as cash flow hedges, with the effective portion of their settled value recorded in Accumulated other comprehensive loss and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impact earnings.  There was no swap ineffectiveness during the period ended June 30, 2011.  As of June 30, 2011, the floating rate LIBOR-based portion of the interest payments commencing November 1, 2011 was exchanged for weighted average fixed rate interest payments of 3.63 percent.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company also has outstanding pay-fixed interest rate swaps with a total notional amount of $455 million applicable to the LNG Holdings $455 million term loan.  These interest rate swaps are accounted for as cash flow hedges, with the effective portion of changes in their fair value recorded in Accumulated other comprehensive loss and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impact earnings.

As of June 30, 2011, approximately $14.2 million of net after-tax gains in Accumulated other comprehensive loss related to these interest rate swaps is expected to be amortized into Interest expense during the next twelve months.  Any ineffective portion of the cash flow hedge is reported in current-period earnings.

Treasury Rate Locks.  As of June 30, 2011, the Company had no outstanding treasury rate locks.  However, certain of its treasury rate locks that settled in prior periods are associated with interest payments on outstanding long-term debt.  These treasury rate locks are accounted for as cash flow hedges, with the effective portion of their settled value recorded in Accumulated other comprehensive loss and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impact earnings.  As of June 30, 2011, approximately $571,000 of net after-tax losses in Accumulated other comprehensive loss related to these treasury rate locks will be amortized into Interest expense during the next twelve months.

Commodity Contracts – Gathering and Processing Segment

The Company primarily enters into natural gas and NGL price swaps and NGL processing spread swaps to manage its exposure to changes in margin on forecasted sales of equity natural gas and NGL volumes resulting from movements in market commodity prices.

Natural Gas Price Swaps.  As of June 30, 2011, the Company had outstanding receive-fixed natural gas price swaps with a total notional amount of 8,280,000 MMBtu for the remainder of 2011 and 3,660,000 MMBtu for 2012.  These natural gas price swaps are accounted for as cash flow hedges, with the effective portion of changes in their fair value recorded in Accumulated other comprehensive loss and reclassified into Operating revenues in the same periods during which the forecasted natural gas sales impact earnings.  As of June 30, 2011, approximately $6 million of net after-tax gains in Accumulated other comprehensive loss related to these natural gas price swaps are expected to be amortized into Operating revenues during the next twelve months.  Any ineffective portion of the cash flow hedge is reported in current-period earnings.

NGL Price Swaps.  As of June 30, 2011, the Company had outstanding receive-fixed NGL price swaps with a total notional amount of 65,378,124 gallons (5,490,000 MMBtu equivalent basis) for 2012.   These NGL price swaps are accounted for as cash flow hedges, with the effective portion of changes in their fair value recorded in Accumulated other comprehensive loss and reclassified into Operating revenues in the same periods during which the forecasted NGL sales impact earnings.  As of June 30, 2011, approximately $1.6 million of net after-tax losses in Accumulated other comprehensive loss related to these NGL price swaps are expected to be amortized into Operating revenues during the next twelve months.  Any ineffective portion of the cash flow hedge is reported in current-period earnings.

NGL Processing Spread Swaps.  As of June 30, 2011, the Company had outstanding receive-fixed NGL processing spread swaps with a total notional amount of 4,600,000 MMBtu equivalents for the remainder of 2011.  These processing spread swaps are accounted for as economic hedges, with changes in their fair value recorded in Operating revenues.

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

Natural Gas Price Swaps.  As of June 30, 2011, the Company had outstanding pay-fixed natural gas price swaps with total notional amounts of 8,490,000 MMBtu, 14,270,000 MMBtu and 2,020,000 MMBtu for the remainder of 2011, 2012 and 2013, respectively.  These natural gas price swaps are accounted for as economic hedges, with changes in their fair value recorded to Deferred natural gas purchases.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Summary Financial Statement Information

The following table summarizes the fair value amounts of the Company’s derivative instruments and their location in the unaudited interim Condensed Consolidated Balance Sheet at the dates indicated.

	Asset Derivatives (1)		Liability Derivatives (1)
	June 30,	December 31,	June 30,	December 31,
Balance Sheet Location	2011	2010	2011	2010
	(In thousands)		(In thousands)
Cash Flow Hedges:
Interest rate contracts
Derivative instruments-liabilities	$-	$-	$23,353	$19,694
Deferred credits	-	-	11,039	4,652

Commodity contracts - Gathering and Processing:
Natural gas price swaps
Derivative instruments-liabilities	$9,275	$16,459	$-	$-
Deferred credits	230	-	-	-
NGL price swaps
Derivative instruments-liabilities	-	-	2,408	-
Deferred credits	-	-	836	-
	$9,505	$16,459	$37,636	$24,346

Economic Hedges:
Commodity contracts - Gathering and Processing:
NGL processing spread swaps
Derivative instruments-liabilities	$-	$-	$26,716	$29,057
Other derivative instruments
Prepayments and other assets	9	133	-	-

Commodity contracts - Distribution:
Natural gas price swaps
Derivative instruments-liabilities	$100	$234	$13,098	$34,968
Deferred credits	51	105	716	2,806
	$160	$472	$40,530	$66,831

Total	$9,665	$16,931	$78,166	$91,177

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the location and amount of derivative instrument gains and losses reported in the Company’s unaudited interim condensed consolidated financial statements for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Cash Flow Hedges: (1)
Interest rate contracts:
Change in fair value - increase in Accumulated other comprehensive
loss, excluding tax expense effect of $6,891, $1,308, $7,757 and $3,614, respectively	$18,478	$3,253	$20,748	$8,989
Reclassification of unrealized loss from Accumulated other
comprehensive loss - increase of Interest expense, excluding tax
expense effect of $2,253, $2,250, $4,481 and $4,554 respectively	5,615	5,607	11,166	11,357
Commodity contracts - Gathering and Processing:
Change in fair value - increase/(decrease) in Accumulated other
comprehensive loss, excluding tax expense effect of $(194), $390, $365 and $(9,613), respectively	(538)	1,080	1,014	(26,674)
Reclassification of unrealized gain from Accumulated other
comprehensive loss - increase of Operating revenues, excluding
tax expense effect of $1,678, $1,830, $3,310 and $2,272, respectively	4,655	5,077	9,184	6,304

Economic Hedges:
Commodity contracts - Gathering and Processing:
Change in fair value of strategic hedges - (increase)/decrease in Operating revenues (2)	7,149	(21,597)	23,865	(14,672)
Change in fair value of other hedges - (increase)/decrease in Operating revenues	(18)	(375)	(217)	186
Commodity contracts - Distribution:
Change in fair value - decrease in Deferred natural gas purchases	(4,279)	(23,947)	(23,772)	(7,707)

_________________
(1)	See Note 6 – Comprehensive Income (Loss) for additional related information.
(2)
Includes $7.3 million and $16.8 million of the cash settlement impact for previously recognized unrealized losses in the three-month and six-month periods ended June 30, 2011, respectively.  Includes $9 million and $20 million of the cash settlement impact for previously recognized unrealized losses in the three-month and six-month periods ended June 30, 2010, respectively.  Additionally, includes a $300,000 unrealized mark-to-market gain and a $14.4 million unrealized mark-to-market loss recorded in the three-month and six-month periods ended June 30, 2011, respectively, and $22.3 million and $16.6 million of unrealized mark-to-market gains recorded in the three-month and six-month periods ended June 30, 2010, respectively.

Derivative Instrument Contingent Features

Certain of the Company’s derivative instruments contain provisions that require the Company’s debt to be maintained at an investment grade credit rating from each of the major credit rating agencies.  If the Company’s debt were to fall below investment grade, the Company would be in violation of these provisions, and the counterparties to the derivative instruments could potentially require the Company to post collateral for certain of the derivative instruments.  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position at June 30, 2011 was $8 million.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.  Fair Value Measurement

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis at the dates indicated.

	Fair Value	Fair Value Measurements at June 30, 2011
	as of	Using Fair Value Hierarchy
	June 30, 2011	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Commodity derivatives	$9	$-	$9	$-
Long-term investments	1,027	1,027	-	-
Total	$1,036	$1,027	$9	$-

Liabilities:
Commodity derivatives	$34,118	$-	$34,118	$-
Interest-rate swap derivatives	34,392	-	34,392	-
Total	$68,510	$-	$68,510	$-

The Company’s Level 1 instruments primarily consist of trading securities related to a non-qualified deferred compensation plan that are valued based on active market quotes.  The Company’s Level 2 instruments primarily include natural gas and NGL price swaps and NGL processing spread swap derivatives and interest-rate swap derivatives that are valued using pricing models based on an income approach that discounts future cash flows to a present value amount.  The significant pricing model inputs for natural gas and NGL price swaps and NGL processing spread swap derivatives include published NYMEX forward index prices for delivery of natural gas at Henry Hub, Permian Basin and Waha, and NGL at Mont Belvieu.  The significant pricing model inputs for interest-rate swaps include published rates for U.S. Dollar LIBOR interest rate swaps.  The pricing models also adjust for nonperformance risk associated with the counterparty or Company, as applicable, through the use of credit risk adjusted discount rates based on published default rates.  The Company did not have any Level 3 instruments measured at fair value at June 30, 2011 or December 31, 2010.

The approximate fair value of the Company’s cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to their short-term nature.

12.  Commitments and Contingencies

Environmental Matters

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

Environmental Remediation

Transportation and Storage Segment

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

Gathering and Processing Segment

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

Distribution Segment

The Company is allowed to recover environmental remediation expenditures through rates in certain jurisdictions within its Distribution segment.  Significant charges to earnings could be required prior to rate recovery for jurisdictions that do not have rate recovery mechanisms.

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

North Attleboro MGP Site in Massachusetts (North Attleboro Site).  In November 2003, the MADEP issued a Notice of Responsibility to New England Gas Company, acknowledging receipt of prior notifications and investigative reports submitted by New England Gas Company, following the discovery of suspected coal tar material at the North Attleboro Site.  Subsequent sampling in the adjacent river channel revealed sediment impacts necessitating the investigation of off-site properties.  Assessment activities have recently been completed and it is estimated that the Company will spend approximately $10.6 million over the next several years to complete remediation activities at the North Attleboro Site, as well as maintain the engineered barrier constructed in 2008 at the upland portion of the site.  As New England Gas Company is allowed to recover environmental remediation expenditures through rates associated with its Massachusetts operations, the estimated costs associated with the North Attleboro Site have been included in Regulatory assets in the unaudited interim Condensed Consolidated Balance Sheet.

Environmental Remediation Liabilities

The table below reflects the amount of accrued liabilities recorded in the Condensed Consolidated Balance Sheet at the dates indicated to cover environmental remediation actions where management believes a loss is probable and reasonably estimable.  The Company does not have any material environmental remediation matters assessed as reasonably possible.

	June 30,	December 31,
	2011	2010
	(In thousands)

Current	$5,890	$10,648
Noncurrent	15,517	11,920
Total environmental liabilities	$21,407	$22,568

Litigation and Other Claims

Will Price. Will Price, an individual, filed actions in the U.S. District Court for the District of Kansas for damages against a number of companies, including Panhandle, alleging mis-measurement of natural gas volumes and Btu content, resulting in lower royalties to mineral interest owners.  On September 19, 2009, the Court denied plaintiffs’ request for class certification.  Plaintiffs have filed a motion for reconsideration, which the Court denied on March 31, 2010.  Panhandle believes that its measurement practices conformed to the terms of its FERC natural gas tariffs, which were filed with and approved by FERC.  As a result, the Company believes that it has meritorious defenses to the Will Price lawsuit (including FERC-related affirmative defenses, such as the filed rate/tariff doctrine, the primary/exclusive jurisdiction of FERC, and the defense that Panhandle complied with the terms of its tariffs).  In the event that Plaintiffs refuse Panhandle’s pending request for voluntary dismissal, Panhandle will continue to vigorously defend the case.  The Company believes it has no liability associated with this proceeding.

East End Project. The East End project involved the installation of a total of approximately 31 miles of pipeline in and around Tuscola, Illinois, Montezuma, Indiana and Zionsville, Indiana.  Construction began in 2007 and was

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

completed in the second quarter of 2008.  PEPL sought recovery of each contractor’s share of approximately $50 million of cost overruns from the construction contractor, an inspection contractor and the construction management contractor for improper welding, inspection and construction management of the East End Project.  Certain of the contractors filed counterclaims against PEPL for alleged underpayments of approximately $18 million.  Panhandle settled with three defendants prior to trial in Harris County, Texas. Trial began on May 16, 2011 and after the fourth week of trial a settlement was reached with the last defendant, Acuren.  The various settlements resulted in the Company receiving a total of  approximately $16 million and $9 million for reimbursement of previously incurred legal expenses associated with the proceeding and project cost overruns, respectively.

Attorney General of the Commonwealth of Massachusetts Attorney General v New England Gas Company.   On July 7, 2011, the Massachusetts Attorney General (AG) filed a regulatory complaint with the MDPU against New England Gas Company with respect to certain environmental cost recoveries.   The AG is seeking a refund to New England Gas Company customers for alleged "excessive and imprudently incurred costs" related to legal fees associated with the Company's environmental response activities.  In the complaint, the AG requests that the MDPU initiate an investigation into the New England Gas Company's collection and reconciliation of recoverable environmental costs including:  (i) the prudence of any and all legal fees, totaling $18.5 million, that were charged by the Kasowitz, Benson, Torres & Friedman firm and passed through the recovery mechanism since 2005, the year when a partner in the firm, the Company’s current Vice Chairman, President and COO, joined the Company's management team; (ii) the prudence of any and all legal fees that were charged by the Bishop, London & Dodds firm and passed through the recovery mechanism since 2005, the period during which a member of the firm served as the Company’s Chief Ethics Officer; and (iii) the propriety and allocation of legal fees charged that were passed through the recovery mechanism and whether they would qualify for a lesser, 50 percent, level of recovery.  The Company believes it has complied with all applicable requirements of the MDPU regarding its filings for cost recovery; however, the Company will continue to assess its potential exposure for such cost recoveries as the matter progresses.

Air Quality Control. SUGS is currently negotiating settlements to certain enforcement actions by the NMED and the TCEQ.  In March, the NMED amended the consent order it filed against SUGS in 2010, removing numerous claims and adding several more.

Litigation Relating to the Merger with ETE

On June 21, 2011, a putative class action lawsuit captioned Jaroslawicz v. Southern Union Company, et al., Cause No. 2011-37091, was filed in the 333rd Judicial District Court of Harris County, Texas. The petition names as defendants the members of Southern Union’s Board, as well as Southern Union and ETE. The plaintiff alleges that the defendants breached their fiduciary duties to Southern Union’s stockholders or aided and abetted breaches of fiduciary duties in connection with the merger. The petition alleges that the merger involves an unfair price and an inadequate sales process and that defendants entered into the transaction to benefit themselves personally. The petition seeks injunctive relief, including to enjoin the merger, attorneys’ and other fees and costs, indemnification and other relief.

Also on June 21, 2011, another putative class action lawsuit captioned Magda v. Southern Union Company, et al., Cause No. 2011-37134, was filed in the 11th Judicial District Court of Harris County, Texas.  The petition named as defendants the members of Southern Union’s Board, Southern Union, and ETE.  The plaintiff alleges that the Southern Union directors breached their fiduciary duties to Southern Union’s stockholders in connection with the merger and that Southern Union and ETE aided and abetted those alleged breaches.  The petition alleges that the merger involves an unfair price and an inadequate sales process, that Southern Union’s directors entered into the merger to benefit themselves personally, and that defendants have failed to disclose all material information related to the merger to Southern Union stockholders. The petition seeks injunctive relief, including to enjoin the

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

merger, and an award of attorneys’ and other fees and costs, in addition to other relief.  On June 28, 2011, an amended petition was filed, naming the same defendants and alleging that the Southern Union directors breached their fiduciary duties to Southern Union’s stockholders in connection with the merger and that Southern Union and ETE aided and abetted those alleged breaches of fiduciary duty.  The amended petition alleges that the merger involves an unfair price and an inadequate sales process, that Southern Union’s directors entered into the merger to benefit themselves personally, including through consulting and noncompete agreements and that defendants have failed to disclose all material information related to the merger to Southern Union stockholders.  The amended petition seeks injunctive relief, including to enjoin the merger, and an award of attorneys’ and other fees and costs, in addition to other relief.

The plaintiffs in the two Texas cases filed a motion to appoint lead counsel and a motion for expedited discovery.  To date, no preliminary injunctions have been filed in these Texas cases.

On June 27, 2011, a putative class action lawsuit captioned Southeastern Pennsylvania Transportation Authority, et al. v. Southern Union Company, et al., C.A. No. 6615-CS, was filed in the Delaware Court of Chancery. The complaint names as defendants the members of Southern Union’s Board, Southern Union, and ETE. The plaintiffs allege that the Southern Union directors breached their fiduciary duties to Southern Union’s stockholders in connection with the merger, and further claim that ETE aided and abetted those alleged breaches. The complaint alleges that the merger involves an unfair price and an inadequate sales process, that Southern Union’s directors entered into the merger to benefit themselves personally, including through consulting and noncompete agreements, and that the directors should deem a competing proposal made by The Williams Companies, Inc. (Williams) to be superior. The complaint seeks compensatory damages, injunctive relief, including to enjoin the merger, and an award of attorneys’ and other fees and costs, in addition to other relief.

On June 29 and 30, 2011, putative class action lawsuits captioned KBC Asset Management NV v. Southern Union Company, et al., C.A. No. 6622-CS, and LBBW Asset Management Investment GmbH v. Southern Union Company, et al., C.A. No. 6627-CS, respectively, were filed in the Delaware Court of Chancery. The complaints name as defendants the members of Southern Union’s Board, Southern Union, ETE, and Merger Sub. The plaintiffs allege that the Southern Union directors breached their fiduciary duties to Southern Union’s stockholders in connection with the merger and that ETE aided and abetted those alleged breaches. The complaints allege that the merger involves an unfair price and an inadequate sales process, that Southern Union’s directors entered into the merger to benefit themselves personally, including through consulting and noncompete agreements, and that the directors must give full consideration to the Williams proposal. The complaint seeks compensatory damages, injunctive relief, including to enjoin the merger, and an award of attorneys’ and other fees and costs, in addition to other relief.

On July 6, 2011, a putative class action lawsuit captioned Memo v. Southern Union Company, et al., C.A. No. 6639-CS, was filed in the Delaware Court of Chancery. The complaint names as defendants the members of Southern Union’s Board, Southern Union, ETE, and Merger Sub. The plaintiffs allege that the Southern Union directors breached their fiduciary duties to Southern Union’s stockholders in connection with the amended merger agreement and that Southern Union, ETE, and Merger Sub aided and abetted those alleged breaches. The complaint alleges that the merger involves an unfair price and an inadequate sales process, that Southern Union’s directors entered into the merger to benefit themselves personally, and that the terms of the amended merger agreement are preclusive. The complaint seeks injunctive relief, including to enjoin the merger, and an award of attorneys’ and other fees and costs, in addition to other relief.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

To date, the four Delaware plaintiffs have filed no preliminary injunctions or motions to appoint lead counsel or consolidate the lawsuits.  The Company believes the allegations of all the foregoing actions lack merit and will contest them.

Liabilities for Litigation and Other Claims

In addition to the matters discussed above, the Company is involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business.

The Company establishes reserves for litigation and other claim costs when management believes a loss is probable and reasonably estimable.  As of June 30, 2011 and December 31, 2010, the Company recorded litigation and other claim-related accrued liabilities of $28.2 million and $26.9 million, respectively. Except for the matters discussed above, the Company does not have any material litigation or other claim contingency matters assessed as reasonably possible.

Other Commitments and Contingencies

Regulation and Rates. See Note 14 – Regulation and Rates for potential contingent matters associated with the Company’s regulated operations.

Future Regulatory Compliance Commitments

SPCC Rules.  In 2008 and 2009, the EPA adopted amendments to the SPCC rules with the stated intention of providing greater clarity, tailoring requirements and streamlining requirements.  On October 7, 2010, EPA amended the compliance date for certain facilities from November 10, 2010 to November 10, 2011.  The Company is currently reviewing the impact of the modified regulations on its operations in its Transportation and Storage and Gathering and Processing segments and may incur costs for tank integrity testing, alarms and other associated corrective actions as well as potential upgrades to containment structures.  Costs associated with such activities cannot be estimated with certainty at this time, but the Company believes, based on the current understanding of the current and proposed rules, such costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Air Quality Control

Transportation and Storage Segment. In August 2010, EPA finalized a rule that requires reductions in a number of pollutants, including formaldehyde and carbon monoxide, for certain engines regardless of size at Area Sources (sources that emit less than ten tons per year of any one Hazardous Air Pollutant (HAP) or twenty-five tons per year of all HAPs) and engines less than 500 horsepower at Major Sources (sources that emit ten tons per year or more of any one HAP or twenty-five tons per year of all HAPs).  Compliance is required by October 2013.  It is anticipated that the limits adopted in this rule will be used in a future EPA rule that is scheduled to be finalized in 2013, with compliance required in 2016.  This future rule is expected to require reductions in formaldehyde and carbon monoxide emissions from engines greater than 500 horsepower at Major Sources.

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

The Company is currently reviewing the potential impacts of the August 2010 Area Source National Emissions Standards for Hazardous Air Pollutants rule, proposed revisions to the ozone standard and the new nitrogen dioxide standard on operations in its Transportation and Storage and Gathering and Processing segments and the potential costs associated with the installation of emission control systems on its existing engines.  The ultimate costs associated with these activities cannot be estimated with any certainty at this time, but the Company believes, based on the current understanding of the current and proposed rules, such costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

The Kansas Department of Health and Environment set certain contingency measures as part of the agency’s ozone maintenance plan for the Kansas City area.  These measures must be revised to conform to the requirements of the EPA ozone standard discussed above.  As such, the costs associated with these activities cannot be estimated with any certainty at this time, but the Company believes, based on the current understanding of the proposed plan, such costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Gathering and Processing Segment.  The Texas Commission on Environmental Quality recently initiated a state-wide emissions inventory for the sulfur dioxide emissions from sites with reported emissions of 10 tons per year or more.  If this data demonstrates that any source or group of sources may cause or contribute to a violation of the National Ambient Air Quality Standards, they must be sufficiently controlled to ensure timely attainment of the standard.  This may potentially affect three SUGS recovery units in Texas.  It is unclear at this time how New Mexico will address the sulfur dioxide standard.

13.  Reportable Segments

The Company’s operating segments, which are individually disclosed as its reportable business segments, are:  Transportation and Storage, Gathering and Processing, and Distribution.  These operating segments are organized for segment reporting purposes based on the way internal managerial reporting presents the results of the Company’s various businesses to its chief operating decision maker for use in determining the performance of the businesses.

The Transportation and Storage segment operations are conducted through Panhandle and the Company’s investment in Citrus.  The Gathering and Processing segment operations are conducted through SUGS.  The Distribution segment is primarily engaged in the local distribution of natural gas in Missouri and Massachusetts, through its Missouri Gas Energy and New England Gas Company operating divisions, respectively.  See Note 1 – Description of Business for additional information associated with the Company’s reportable segments.

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

Sales of products or services between segments are billed at regulated rates or at market rates, as applicable.  There were no material intersegment revenues during the three- and six-month periods ended June 30, 2011 and 2010.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables set forth certain selected financial information for the Company’s segments for the periods presented or at the dates indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Operating revenues from external customers:
Transportation and Storage	$189,760	$187,090	$392,054	$373,765
Gathering and Processing	328,515	282,707	552,167	543,567
Distribution	109,076	99,711	425,649	407,972
Total segment operating revenues	627,351	569,508	1,369,870	1,325,304
Corporate and other activities	4,256	3,588	8,559	6,786
	$631,607	$573,096	$1,378,429	$1,332,090

Depreciation and amortization:
Transportation and Storage	$31,963	$30,896	$64,237	$60,073
Gathering and Processing	18,065	17,971	35,852	35,291
Distribution	8,407	7,967	16,814	15,923
Total segment depreciation and amortization	58,435	56,834	116,903	111,287
Corporate and other activities	860	725	1,719	1,466
	$59,295	$57,559	$118,622	$112,753

Earnings from unconsolidated investments:
Transportation and Storage	$24,852	$25,748	$50,883	$42,994
Gathering and Processing	(158)	1,395	30	2,380
Corporate and other activities	354	399	836	746
	$25,048	$27,542	$51,749	$46,120

Segment performance:
Transportation and Storage EBIT	$117,495	$111,246	$239,593	$213,671
Gathering and Processing EBIT	21,333	40,526	9,104	47,081
Distribution EBIT	3,374	6,865	26,941	35,710
Total segment EBIT	142,202	158,637	275,638	296,462
Corporate and other activities	(1,908)	297	(469)	617
Interest expense	54,933	55,436	110,504	106,312
Federal and state income taxes	25,588	28,609	44,230	59,418
Net earnings	59,773	74,889	120,435	131,349
Preferred stock dividends	-	2,170	-	4,341
Loss on extinguishment of preferred stock	-	3,295	-	3,295
Net earnings available for common
stockholders	$59,773	$69,424	$120,435	$123,713

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	June 30,	December 31,
	2011	2010
	(In thousands)
Total assets:
Transportation and Storage	$5,281,414	$5,224,992
Gathering and Processing	1,740,188	1,700,598
Distribution	989,680	1,135,352
Total segment assets	8,011,282	8,060,942
Corporate and other activities	178,787	177,601
Total assets	$8,190,069	$8,238,543

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Expenditures for long-lived assets:
Transportation and Storage	$28,911	$25,886	$39,169	$56,257
Gathering and Processing	20,903	15,823	56,513	41,706
Distribution	13,447	9,151	20,409	16,255
Total segment expenditures for long-lived
assets	63,261	50,860	116,091	114,218
Corporate and other activities	1,321	4,166	1,904	6,281
Total expenditures for long-lived assets (1)	$64,582	$55,026	$117,995	$120,499

_______________________
(1)
Related cash impact includes the net reduction in capital accruals totaling $10.4 million and $7.9 million for the three-month periods ended  June 30,  2011 and 2010, respectively.  Related cash impact includes the net reduction in capital accruals totaling $26 million and $(7.9) million for the six-month periods ended June 30,  2011 and 2010, respectively.

14.  Regulation and Rates

Panhandle.  On August 31, 2009, Sea Robin filed with FERC to implement a rate surcharge to recover Hurricane Ike-related costs not otherwise recovered from insurance proceeds or from other third parties, with initial accumulated net costs of approximately $38 million included in the filing.  On September 30, 2009, FERC approved the surcharge to be effective March 1, 2010, subject to refund and the outcome of hearings with FERC to explore issues set forth in certain customer protests, including the costs to be included and the applicability of the surcharge to discounted contracts.  The Administrative Law Judge issued an initial decision on December 13, 2010, approving the surcharge for recovery from all shippers, including discounted and non-discounted shippers, over a recovery period of 21.4 years and including applicable carrying charges.  The Company, as well as other parties, have filed briefs for exception on certain aspects of the decision.  On March 1, 2011, Sea Robin submitted its latest semiannual filing related to the surcharge, which reflected updated costs incurred through December 31, 2010 of approximately $54 million, net of insurance and surcharge recoveries, which were reflected in the updated surcharge rate effective April 1, 2011, subject to refund.  The ultimate outcome of this matter is still pending a final FERC decision.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Missouri Gas Energy.  On July 13, 2011, a joint application was filed by Southern Union, Sigma and ETE requesting that the MPSC authorize Southern Union to take certain actions to allow ETE to acquire the equity interests of Southern Union.  Although no procedural schedule has been established, on July 14, 2011, the MPSC issued an order directing its staff to file, by August 15, 2011, its recommendation regarding the proposed merger, or a status report indicating when it will be able to file its recommendation.  For additional related information, see Note 3 – ETE Merger.

On June 10, 2011, Missouri Gas Energy filed an application with the MPSC requesting authority to defer the financial impact of the tornado which struck Joplin, Missouri on May 22, 2011, on the grounds that the tornado constituted a material, extraordinary and non-recurring event with respect to Missouri Gas Energy’s operations.  If deferral authority is granted, Missouri Gas Energy would be permitted to defer as a regulatory asset for consideration of recovery in a future rate proceeding the incremental costs and lost fixed cost recovery occasioned by the tornado.  It is expected that the MPSC will address this request within a reasonable, but presently unknown time frame, but in no event later than January 2012.

On April 2, 2009, Missouri Gas Energy made a filing with the MPSC seeking to implement an annual base rate increase of approximately $32.4 million.  On February 10, 2010, the MPSC issued its Report and Order in this case, authorizing a revenue increase of $16.2 million and approving distribution rate structures for Missouri Gas Energy’s residential and small general service customers (which comprised approximately 99 percent of its total customers and approximately 91 percent of its net operating revenues at the time the rates went into effect) that eliminate the impact of weather and conservation for residential and small general service margin revenues and related earnings in Missouri.  The new rates became effective February 28, 2010.  Judicial review of the MPSC’s Report and Order is being sought by the Office of the Public Counsel, with respect to rate structure issues, and by Missouri Gas Energy, with respect to cost of capital issues.  Those judicial review proceedings are not expected to be complete until 2012, and the results of those judicial review proceedings are not expected to have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.

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

On September 15, 2008, New England Gas Company made a filing with the MDPU seeking recovery of approximately $4 million, or 50 percent of the amount by which its 2007 earnings fell below a return on equity of 7 percent.  This filing was made pursuant to New England Gas Company’s rate settlement approved by the MDPU in 2007.  On February 2, 2009, the MDPU issued its order denying the Company’s requested earnings sharing adjustments (ESA) in its entirety.  The Company appealed that decision to the Massachusetts Supreme Judicial Court (MSJC).  On November 13, 2009, New England Gas Company made a similar filing with the MDPU, also pursuant to the above-referenced settlement, to recover approximately $1.7 million, representing 50 percent of the amount by which its 2008 earnings deficiency fell below a return on equity of 7 percent.  The MDPU held the 2008 ESA matter in abeyance pending judicial resolution of the issues pertaining to the 2007 ESA.  On February 11, 2011, the MSJC issued an opinion reversing the MDPU’s rejection of New England Gas Company’s 2007 ESA and remanded the matter back to the MDPU to determine the appropriate amount of the 2007 ESA and the method for recovery.  On July 13, 2011, New England Gas Company filed its motion for proceeding on remand requesting that the MDPU (i) find that $4.1 million is the appropriate ESA amount for recovery related to calendar

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

year 2007 and that such amount should be recovered over a 12-month period beginning November 1, 2011; and (ii) investigate New England Gas Company’s request for recovery of an ESA amount of $1.7 million over a twelve-month period beginning November 1, 2012.

On May 13, 2011, the independent auditor selected by the MDPU submitted the final audit report pertaining to 2007 cost of service information as ordered by the MDPU in connection with New England Gas Company’s 2008 base rate proceeding.  The Company does not expect further activity in the proceeding unless the MDPU orders further action in response to the final audit report submission.

15.  Stockholders’ Equity

Dividends.  The table below presents the amount of cash dividends declared and paid in the period.

Shareholder	Date	Amount	Amount
Record Date	Paid	Per Share	Paid
			(In thousands)

June 24, 2011	July 8, 2011	$0.15	$18,709
March 25, 2011	April 8, 2011	0.15	18,700

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to the accompanying unaudited interim condensed consolidated financial statements and notes to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations.  The following section includes an overview of the Company’s business as well as recent developments that management of the Company believes are important in understanding its results of operations, and anticipating future trends in those operations.  Subsequent sections include an analysis of the Company’s results of operations on a consolidated basis and on a segment basis for each reportable segment, and information relating to the Company’s liquidity and capital resources and other matters.

The Company’s business purpose is to provide gathering, processing, transportation, storage and distribution of natural gas and NGL in a safe, efficient and dependable manner.  The Company’s reportable business segments are determined based on the way internal managerial reporting presents the results of the Company’s various businesses to its chief operating decision maker for use in determining the performance of the businesses.

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

The following table provides a reconciliation of EBIT (by segment) to Net earnings available for common stockholders for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
EBIT:
Transportation and storage segment	$117,495	$111,246	$239,593	$213,671
Gathering and processing segment	21,333	40,526	9,104	47,081
Distribution segment	3,374	6,865	26,941	35,710
Corporate and other activities	(1,908)	297	(469)	617
Total EBIT	140,294	158,934	275,169	297,079
Interest expense	54,933	55,436	110,504	106,312
Earnings before income taxes	85,361	103,498	164,665	190,767
Federal and state income tax expense	25,588	28,609	44,230	59,418
Net earnings	59,773	74,889	120,435	131,349
Preferred stock dividends	-	2,170	-	4,341
Loss on extinguishment of preferred stock	-	3,295	-	3,295
Net earnings available for common stockholders	$59,773	$69,424	$120,435	$123,713

Three-month period ended June 30, 2011 versus the three-month period ended June 30, 2010.  The Company’s $9.7 million decrease in Net earnings available for common stockholders was primarily due to:

•
Lower EBIT contribution of $19.2 million from the Gathering and Processing segment largely attributable to lower gross margin of $14.7 million resulting from the impact of a $2.5 million net hedging loss in 2011 versus a net hedging gain of $26.8 million in 2010, offset by a higher net revenue margin of $14.6 million (unadjusted for the impact of hedges) primarily due to higher market-driven realized average natural gas and NGL prices in the 2011 period;

•
Lower EBIT contribution of $3.5 million from the Distribution segment mainly due to higher operating, maintenance and general expenses of $4.8 million primarily due to the impact of a $1.5 million favorable environmental settlement realized in 2010 and higher provisions for uncollectible accounts of $1.1 million in 2011, partially offset by higher net operating revenues of $700,000 largely attributable to the impact of new customer rates effective April 1, 2011 at New England Gas Company; and

•	Lower EBIT contribution of $2.2 million from Corporate and other activities primarily due to legal and other outside service costs related to the potential merger with ETE.

These reductions in earnings were partially offset by:

•
Higher EBIT contribution of $6.2 million from the Transportation and Storage segment as Panhandle’s contribution increased $7.1 million on lower operating, maintenance and general expense of $4.9 million primarily attributable to reduced legal expenses resulting from a litigation settlement in the second quarter of 2011 and higher operating revenue of $2.7 million mainly due to higher short term capacity sold on Trunkline and PEPL;

•	Lower preferred stock dividends of $5.5 million due to the Company’s redemption of all of its outstanding shares of preferred stock in July 2010; and
•	Lower federal and state income tax expense of $3 million primarily due to lower pre-tax earnings in 2011.

Six-month period ended June 30, 2011 versus the six-month period ended June 30, 2010.  The Company’s $3.3 million decrease in Net earnings available for common stockholders was primarily due to:

•
Lower EBIT contribution of $38 million from the Gathering and Processing segment largely attributable to lower gross margin of $28.7 million resulting from the impact of a $14.5 million net hedging loss in 2011 versus a net hedging gain of $20.9 million in 2010 and higher operating expenses of $5.7 million, offset by a higher net revenue margin of $6.7 million (unadjusted for the impact of hedges) driven by higher market-driven realized average NGL prices in the 2011 period;

•
Lower EBIT contribution of $8.8 million from the Distribution segment mainly due to higher operating, maintenance and general expenses of $7.8 million largely attributable to higher legal, injuries and damages costs of $3 million and the impact of a $1.5 million favorable environmental settlement realized in 2010; and

•
Higher interest expense of $4.2 million primarily attributable to the impact of the lower level of interest costs capitalized attributable to lower average capital project balances outstanding in 2011.

These reductions in earnings were partially offset by:

•
Higher EBIT contribution of $25.9 million from the Transportation and Storage segment as Panhandle’s contribution increased $18 million on higher operating revenue of $18.3 million mainly due to the LNG terminal infrastructure enhancement project being placed in service in March 2010 and higher equity earnings of $7.9 million from the Company’s unconsolidated investment in Citrus largely driven by higher transportation revenues resulting from placing Florida Gas’ Phase VIII Expansion project into service on April 1, 2011;

•
Lower federal and state income tax expense of $15.2 million primarily due to lower pre-tax earnings in 2011, the impact of $5.3 million of state investment tax credits recorded in 2011 and $4.2 million of higher income tax expense in 2010 resulting from the elimination of the Medicare Part D tax subsidy in the Patient Protection and Affordable Care Act (PPACA) legislation signed into law in March 2010; and

•	Lower preferred stock dividends of $7.6 million due to the Company’s redemption of all of its outstanding shares of preferred stock in July 2010.

Business Segment Results

Transportation and Storage Segment.  The Transportation and Storage segment is primarily engaged in the interstate transportation and storage of natural gas in the Midwest and from the Gulf Coast to Florida, and LNG terminalling and regasification services.  The Transportation and Storage segment’s operations, conducted through Panhandle and Florida Gas, are regulated as to rates and other matters by FERC. Demand for natural gas transmission services on Panhandle’s pipeline system is seasonal, with the highest throughput and a higher portion of annual total operating revenues and EBIT occurring in the traditional winter heating season, which occurs during the first and fourth calendar quarters.  Florida Gas’ pipeline system experiences the highest throughput in the traditional summer cooling season during the second and third calendar quarters, primarily due to increased natural gas-fired electric generation loads.

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

The following table illustrates the results of operations applicable to the Company’s Transportation and Storage segment for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except volumes)

Operating revenues (1)	$189,760	$187,090	$392,054	$373,765

Operating, maintenance and general	56,914	61,828	121,559	124,906
Depreciation and amortization	31,963	30,896	64,237	60,073
Taxes other than on income and revenues	8,436	8,897	17,741	18,125
Total operating income	92,447	85,469	188,517	170,661
Earnings from unconsolidated investments	24,852	25,748	50,883	42,994
Other income, net	196	29	193	16
EBIT	$117,495	$111,246	$239,593	$213,671

Panhandle natural gas volumes transported (TBtu): (2)
PEPL	128	123	299	290
Trunkline	182	167	377	321
Sea Robin	34	43	68	90
Florida Gas natural gas volumes transported (3)	235	214	416	403

_____________
(1)
Reservation revenues comprised 90 percent, 88 percent, 90 percent and 89 percent of total operating revenues in the three months ended June 30, 2011 and 2010 and the six months ended June 30, 2011 and 2010, respectively.

(2)	Includes transportation deliveries made throughout the Company’s pipeline network.
(3)	Represents 100 percent of Florida Gas natural gas volumes transported versus the Company’s effective equity ownership interest of 50 percent.

Three-month period ended June 30, 2011 versus the three-month period ended June 30, 2010. The $6.2 million EBIT improvement in the period ended June 30, 2011 versus the same period in 2010 was primarily due to a higher EBIT contribution from Panhandle totaling $7.1 million, partially offset by lower equity earnings of $900,000, mainly from the Company’s unconsolidated investment in Citrus.

Panhandle’s $7.1 million EBIT improvement was mainly due to:

•	Lower operating, maintenance and general expenses of $4.9 million in 2011 versus 2010 primarily attributable to:
o	A $12.7 million decrease in legal expenses primarily due to settlement of certain litigation in the second quarter of 2011 with several contractors related to the Company’s East End project;
o
Impact of a net reduction of $3.5 million in the 2010 period in the repair and abandonment cost provision for Hurricanes Ike and Gustav resulting from favorable weather conditions experienced and increased project efficiencies and Hurricane Ike insurance recoveries of $700,000 received in 2010;

o	A $1 million increase in fuel tracker costs primarily due to an under-recovery in 2011;
o	Higher allocated corporate service costs of $900,000 primarily due to higher employee benefits;
o	An $800,000 increase in medical costs; and
o
A $700,000 increase in compensation expense largely due to mark-to-market adjustments for liability share-based compensation awards (which are settled in cash) resulting from an increase in the Southern Union stock price impacted by the potential merger with ETE;

•	Higher operating revenues of $2.7 million primarily due to:
o	Higher short-term capacity sold of $2.5 million on Trunkline and PEPL based on operational availability;
o	Higher LNG revenues of $900,000 primarily due to a higher rate effective March 2011, partially offset by lower volumes from decreased LNG cargoes during 2011; and
o	Lower interruptible parking revenues of $1 million due to less favorable market conditions; and
•
Increased depreciation and amortization expense of $1.1 million in 2011 versus 2010 primarily due to a $103.6 million increase in property, plant and equipment placed in service after June 30, 2010.  Depreciation and amortization expense is expected to continue to increase primarily due to ongoing capital additions.

Equity earnings, mainly attributable to the Company’s unconsolidated investment in Citrus, were lower by $900,000 in 2011 versus 2010 primarily due to the following items, adjusted where applicable to reflect the Company’s proportional equity share in Citrus:

•	Lower other income of $13.1 million largely driven by lower equity AFUDC due to placing Florida Gas’ Phase VIII Expansion project into service on April 1, 2011;
•
Higher interest expense of $7.9 million primarily due to lower capitalized debt AFUDC, mainly due to placing the Phase VIII Expansion project into service and higher interest on the $500 million 5.45% Senior Notes and $350 million 4.00% Senior Notes issued in July 2010, partially offset by lower interest on the $325 million 7.625% Senior Notes due December 2010 redeemed in August 2010;

•	Higher depreciation expense of $4 million primarily due to completion of the Phase VIII Expansion project;
•
A $2.2 million increase in operating expenses in the 2011 period mainly due to the Phase VIII Expansion project being place into service and other operating cost increases for materials and outside services; and

•	Higher transportation revenues of $27 million primarily due to placing the Phase VIII Expansion project into service on April 1, 2011.

Six-month period ended June 30, 2011 versus the six-month period ended June 30, 2010. The $25.9 million EBIT improvement in the period ended June 30, 2011 versus the same period in 2010 was primarily due to a higher EBIT contribution from Panhandle totaling $18 million and higher equity earnings of $7.9 million, mainly from the Company’s unconsolidated investment in Citrus.

Panhandle’s $18 million EBIT improvement was mainly due to:

•	Higher operating revenues of $18.3 million primarily due to:
o	Higher LNG revenues of $17.5 million primarily due to the LNG terminal infrastructure enhancement construction project placed in service in March 2010;
o	Higher transportation reservation revenues of $3.1 million primarily due to higher short-term capacity sold on Trunkline based on operational availability;
o	Lower transportation interruptible revenues of $1.6 million largely attributable to lower volumes in 2011 on Sea Robin primarily resulting from market conditions; and
o	Lower interruptible parking revenues of $1.4 million due to less favorable market conditions;
•	Lower operating, maintenance and general expenses of $3.3 million in 2011 versus 2010 primarily attributable to:
o	A $9.4 million net reduction in legal expenses resulting from the settlement of certain litigation in the second quarter of 2011 with several contractors related to the Company’s East End project;
o
Impact of a net reduction of $3.5 million in the 2010 period in the repair and abandonment cost provision for Hurricanes Ike and Gustav resulting from favorable weather conditions experienced and increased project efficiencies; and

o	A $3.4 million increase in fuel tracker costs primarily due to a net under-recovery in 2011 versus an over-recovery in 2010; and

•
Increased depreciation and amortization expense of $4.2 million in 2011 versus 2010 primarily due to the LNG terminal infrastructure enhancement construction project placed in service in March 2010 and a $103.6 million increase in property, plant and equipment placed in service after June 30, 2010.  Depreciation and amortization expense is expected to continue to increase primarily due to ongoing capital additions.

Equity earnings, mainly attributable to the Company’s unconsolidated investment in Citrus, were higher by $7.9 million in 2011 versus 2010 primarily due to the following items, adjusted where applicable to reflect the Company’s proportional equity share in Citrus:

•	Higher transportation revenues of $26.9 million primarily due to placing the Phase VIII Expansion project into service on April 1, 2011;
•
Higher interest expense of $7.2 million primarily due to higher interest on the $500 million 5.45% Senior Notes and $350 million 4.00% Senior Notes issued in July 2010 and lower capitalized debt AFUDC mainly due to placing the Phase VIII Expansion project into service, partially offset by lower interest on the $325 million 7.625% Senior Notes due December 2010 redeemed in August 2010;

•	Higher operating expenses of $4.3 million primarily for pipeline integrity assessments;
•
Higher depreciation expense of $3 million primarily due to completion of the Phase VIII Expansion project, partially offset by reduced depreciation rates associated with the rate case settlement approved by FERC on February 24, 2011; and

•	Higher income tax expense of $6.4 million primarily due to higher pre-tax earnings.

Equity earnings from the Citrus investment for the remainder of 2011 are anticipated to be lower, as the peak AFUDC (non-cash income) related to the Phase VIII Expansion project recognized in the first quarter of 2011 ceased effective with the April 1, 2011 in-service date and will likely only be partially offset by anticipated higher revenues, net of operating expenses and depreciation, since the incremental capacity from the project is not yet fully subscribed.

See Part I, Item 1. Financial Statements (Unaudited), Note 3 – ETE Merger and Note 5 – Unconsolidated Investments – Contingent Matters Potentially Impacting Southern Union Through the Company’s Investment in Citrus for additional information related to Citrus and Florida Gas.

Gathering and Processing Segment.  The Gathering and Processing segment is primarily engaged in connecting producing wells of exploration and production (E&P) companies to its gathering system, providing compression and gathering services, treating natural gas to remove impurities to meet pipeline quality specifications, processing natural gas for the removal of NGL, and redelivering natural gas and NGL to a variety of markets.  Its operations are conducted through SUGS.  SUGS’ natural gas supply contracts primarily include fee-based, percent-of-proceeds and margin sharing (conditioning fee and wellhead) purchase contracts.  These natural gas supply contracts vary in length from month-to-month to a number of years, with many of the contracts having a term of three to five years.  SUGS’ primary sales customers include E&P companies, power generating companies, electric and gas utilities, energy marketers, industrial end-users located primarily in the Gulf Coast and southwestern United States, and petrochemical companies.  With respect to customer demand for the products and services it provides, SUGS’ business is not generally seasonal in nature; however, SUGS’ operations and the operations of its natural gas producers can be adversely impacted by severe weather.

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

The following table presents the results of operations applicable to the Company’s Gathering and Processing segment for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except volumes and
	average pricing)

Operating revenues, excluding impact of
commodity derivative instruments	$330,992	$255,917	$566,632	$522,627
Realized and unrealized commodity derivatives	(2,477)	26,790	(14,465)	20,940
Operating revenues	328,515	282,707	552,167	543,567
Cost of natural gas and other energy (1)	(266,306)	(205,792)	(459,500)	(422,249)
Gross margin (2)	62,209	76,915	92,667	121,318
Operating, maintenance and general	21,191	18,489	44,105	38,363
Depreciation and amortization	18,065	17,971	35,852	35,291
Taxes other than on income and revenues	1,466	1,331	3,726	2,965
Total operating income	21,487	39,124	8,984	44,699
Earnings (loss) from unconsolidated investments	(158)	1,395	30	2,380
Other income, net	4	7	90	2
EBIT	$21,333	$40,526	$9,104	$47,081

Operating Information:
Volumes
Avg natural gas processed (MMBtu/d)	431,453	436,178	402,978	425,052
Avg NGL produced (gallons/d)	1,557,025	1,483,284	1,414,597	1,426,420
Avg natural gas wellhead volumes (MMBtu/d)	505,238	545,105	478,618	536,927
Natural gas sales (MMBtu) (3)	18,031,648	20,572,042	34,635,292	40,381,059
NGL sales (gallons) (3)	186,343,102	163,849,470	322,661,727	306,449,086

Average Pricing
Realized natural gas ($/MMBtu) (4)	$4.19	$4.07	$4.12	$4.58
Realized NGL ($/gallon) (4)	1.35	1.04	1.29	1.08
Natural Gas Daily WAHA ($/MMBtu)	4.24	4.13	4.18	4.59
Natural Gas Daily El Paso ($/MMBtu)	4.17	4.04	4.13	4.52
Estimated plant processing spread ($/gallon)	0.97	0.61	0.91	0.64

________________
(1)	Cost of natural gas and other energy consists of natural gas and NGL purchase costs, fractionation and other fees.
(2)
Gross margin consists of Operating revenues less Cost of natural gas and other energy.  The Company believes that this measure is more meaningful for understanding and analyzing the Gathering and Processing segment’s operating results for the periods presented because commodity costs are a significant factor in the determination of the segment’s revenues.

(3)
Volumes processed by SUGS include volumes sold under various buy-sell arrangements.  For the three-month period ended June 30, 2010, the Company’s operating revenues and related volumes  attributable to its buy-sell arrangements for natural gas totaled $11.3 million and 2.4 million MMBtu.  For the six-month period ended June 30, 2010, the Company’s operating revenues and related volumes  attributable to its buy-sell arrangements for natural gas totaled $24.6 million and 4.7 million MMBtu.  The buy-sell arrangements for natural gas terminated in November 2010.  The Company’s operating revenues and related volumes attributable to its buy-sell arrangements for NGL totaled $37.1 million and $30.8 million and 28.3 million gallons and 32.4 million gallons, for the three-month periods ended June 30, 2011 and June 30, 2010, respectively.  The Company’s operating revenues and related volumes attributable to its buy-sell arrangements for NGL totaled $68.4 million and $57 million and 55.7 million gallons and 58.4 million gallons, for the six-month periods ended June 30, 2011 and June 30, 2010, respectively.

(4)	Excludes impact of realized and unrealized commodity derivative gains and losses detailed in the above EBIT presentation.

Three-month period ended June 30, 2011 versus the three-month period ended June 30, 2010. The $19.2 million EBIT reduction in the period ended June 30, 2011 versus the same period in 2010 was primarily due to the following items:

•	Lower gross margin of $14.7 million primarily as the result of:
o
Impact of a net hedging loss of $2.5 million in the 2011 period versus a net hedging gain of $26.8 million in the 2010 period (which includes the impact of $300,000 of unrealized gains recorded in 2011);

o
Higher operating revenues of $75.1 million, excluding hedging gains and losses, largely attributable to higher market-driven realized average natural gas and NGL prices (unadjusted for the impact of realized and unrealized commodity derivative gains and losses) of $4.19 per MMBtu and $1.35 per gallon in the 2011 period versus $4.07 per MMBtu and $1.04 per gallon in the 2010 period, respectively; and

o	A $60.5 million increase in the cost of gas and other energy in the 2011 period versus the 2010 period due to higher market-driven natural gas and NGL purchase costs; and
•	Higher operating, maintenance and general expenses of $2.7 million primarily due to:
o	Higher labor costs of $600,000 primarily due to an increased overall headcount in the 2011 period;
o
Higher compensation expense of $500,000 largely due to mark-to-market adjustments for liability share-based compensation awards (which are settled in cash) resulting from an increase in the Southern Union stock price impacted by the potential merger with ETE;

o	An increase in chemicals and lubricants costs of $500,000, which generally track with the price of oil; and
o	Higher contract services of $500,000 primarily associated with the plant down time experienced in early 2011 due to severe cold weather.

Six-month period ended June 30, 2011 versus the six-month period ended June 30, 2010. The $38 million EBIT reduction in the period ended June 30, 2011 versus the same period in 2010 was primarily due to the following items:

•	Lower gross margin of $28.7 million primarily as the result of:
o
Impact of a net hedging loss of $14.5 million in the 2011 period versus a net hedging gain of $20.9 million in the 2010 period (which includes the impact of $14.4 million of unrealized losses recorded in 2011);

o
Higher operating revenues of $44 million, excluding hedging gains and losses, largely attributable to higher market-driven realized average NGL prices (unadjusted for the impact of realized and unrealized commodity derivative gains and losses) of $1.29 per gallon in the 2011 period versus $1.08 per gallon in the 2010 period.  This increase was partially offset by lower realized average natural gas prices (unadjusted for the impact of realized and unrealized commodity derivative gains and losses) of $4.12 per MMBtu in the 2011 period versus $4.58 per MMBtu in the 2010 period and reduced throughput volumes as a result of processing plant outages and producer well freeze-offs resulting from unusually cold weather in early 2011; and

o
A $37.3 million increase in the cost of gas and other energy in the 2011  period versus the 2010 period mainly due to higher market-driven NGL purchase costs, partially offset by lower natural gas costs in 2011; and

•	Higher operating, maintenance and general expenses of $5.7 million primarily due to:
o	Higher contract services of $1.8 million primarily associated with the plant down time experienced in early 2011 due to severe cold weather;
o	Increased costs of $1.5 million associated with the fire at the Keystone natural gas processing plant in January 2011;
o	An increase in chemicals and lubricants costs of $1.3 million, which generally track with the price of oil; and
o	Higher labor cost of $1 million primarily due to an increased overall headcount in the 2011 period.

Distribution Segment.  The Distribution segment is primarily engaged in the local distribution of natural gas in Missouri and Massachusetts through the Company’s Missouri Gas Energy and New England Gas Company operating divisions, respectively.  The Distribution segment’s operations are regulated by the public utility regulatory commissions of the states in which each operates.  The Distribution segment’s operations have historically been sensitive to weather and seasonal in nature, with a significant percentage of annual operating revenues (which include pass-through gas purchase costs that are seasonally impacted) and EBIT occurring in the traditional winter heating season during the first and fourth calendar quarters.  On February 10, 2010, the MPSC issued an order approving continued use of a distribution rate structure that eliminates the impact of weather and conservation for Missouri Gas Energy’s residential margin revenues and related earnings and approving expanded use of that distribution rate structure for Missouri Gas Energy’s small general service customers, effective February 28, 2010.  Together, Missouri Gas Energy’s residential and small general service customers comprised 99 percent of its total customers and approximately 91 percent of its net operating revenues as of February 28, 2010.  For additional information related to rate matters within the Distribution segment, see Part I, Item 1. Financial Statements (Unaudited), Note 14 – Regulation and Rates – Missouri Gas Energy and New England Gas Company.

The following table illustrates the results of operations applicable to the Company’s Distribution segment for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	($ in thousands)

Net operating revenues (1)	$55,633	$54,955	$123,472	$124,239
Operating, maintenance and general	41,373	36,558	73,715	65,877
Depreciation and amortization	8,407	7,967	16,814	15,923
Taxes other than on income
and revenues	2,458	3,271	5,926	6,512
Total operating income	3,395	7,159	27,017	35,927
Other income (expenses), net	(21)	(294)	(76)	(217)
EBIT	$3,374	$6,865	$26,941	$35,710

Operating Information:
Natural gas sales volumes (MMcf)	6,401	7,285	39,820	40,842
Natural gas transported volumes (MMcf)	4,860	5,613	14,777	14,756

Weather – Degree Days: (2)
Missouri Gas Energy service territories	445	287	3,401	3,174
New England Gas Company service territories	664	777	3,585	3,375

___________________________
 (1)  Operating revenues for the Distribution segment are reported net of Cost of natural gas and other energy and Revenue-related taxes, which are pass-through costs.
 (2)  "Degree days" are a measure of the coldness of the weather experienced.  A degree day is equivalent to each degree that the daily mean temperature for a day falls below 65 degrees Fahrenheit.

Three-month period ended June 30, 2011 versus the three-month period ended June 30, 2010.  The $3.5 million EBIT reduction in the period ended June 30, 2011 versus the same period in 2010 was primarily due to:

•	Higher operating, maintenance and general expenses of $4.8 million primarily attributable to:
o	Impact of a $1.5 million settlement in 2010 for a previous environmental cost reimbursement claim made by the Company;
o
Higher provisions for uncollectible customer accounts of approximately $1.1 million mainly resulting from the impact of decreased governmental assistance provided to Missouri Gas Energy’s low income customers;

o	Higher costs of approximately $1 million related to the tornadoes in Joplin, Missouri during the second quarter of 2011;
o	Higher legal, injuries and damage claims of $500,000 primarily due to ongoing litigation; and
o	Higher labor costs of $400,000 largely due to new positions filled in the 2011 period; and
•	Higher net operating revenues of $700,000 largely attributable to higher revenues at New England Gas Company primarily resulting from the impact of new customer rates effective April 1, 2011.

Six-month period ended June 30, 2011 versus the six-month period ended June 30, 2010. The $8.8 million EBIT reduction in the period ended June 30, 2011 versus the same period in 2010 was primarily due to:

•	Higher operating, maintenance and general expenses of $7.8 million primarily attributable to:
o	Higher legal, injuries and damage claims of $3 million primarily due to ongoing litigation;
o	Impact of a $1.5 million settlement in 2010 for a previous environmental cost reimbursement claim made by the Company;
o	Higher costs of approximately $1 million related to the tornadoes in Joplin, Missouri during the second quarter of 2011;
o	Higher amortized pension costs of $700,000, which were previously being deferred until such costs were included in Missouri Gas Energy’s new rates, which became effective February 28, 2010; and
o	Higher labor costs of $700,000 largely due to new positions filled in the 2011 period; and
•
Lower net operating revenues of $800,000 largely attributable to $3 million of lower net operating revenues at Missouri Gas Energy primarily due to the impact of the new customer rates effective February 28, 2010, which eliminated the impact of weather and conservation for the majority of Missouri Gas Energy’s revenues (resulting in lower reported revenues in the traditional winter heating season), partially offset by higher revenues of $2.3 million at New England Gas Company primarily due to colder weather in the 2011 winter season and the impact of new customer rates effective April 1, 2011.

Annual operating revenues are expected to be reduced by up to approximately $1 million as a result of the loss of approximately 3,000 customers in Joplin, Missouri from damage caused by the tornadoes during the second quarter of 2011.  For information related to the potential recovery in rates of incremental costs and the lost fixed cost recovery mechanism resulting from the tornadoes, see Item 1.  Financial Statements (Unaudited), Note 14 – Regulation and Rates – Missouri Gas Energy.

The Company has benefitted from various federal and state governmental programs that have provided home energy assistance to low income customers.  During 2011, the Company received, through grants made on behalf of customers, funding from these agencies totaling $5 million, which served to reduce the related delinquent accounts receivable balances.  If these programs were discontinued or the related funding was significantly reduced and the customers’ ability to pay had not changed, the Company would expect that bad debt expense in the Distribution segment would correspondingly increase.

Corporate and Other Activites.

Three-month period ended June 30, 2011 versus the three-month period ended June 30, 2010. The EBIT reduction of $2.2 million was primarily due to legal and other outside service costs of $3.1 million attributable to the potential merger with ETE.

Six-month period ended June 30, 2011 versus the six-month period ended June 30, 2010.  The EBIT reduction of $1.1 million was primarily due to legal and other outside service costs of $3.1 million attributable to the potential merger with ETE.

See Item 1.  Financial Statements (Unaudited), Note 3 – ETE Merger for additional information related to the Company’s potential merger with ETE.  On a consolidated basis, the Company recorded merger-related expenses of $4.7 million during the second quarter of 2011.

Interest Expense

Six-month period ended June 30, 2011 versus the six-month period ended June 30, 2010.  Interest expense was $4.2 million higher in the period ended June 30, 2011 versus the same period in 2010 primarily due to the impact of $5.3 million of lower interest costs capitalized attributable to lower average capital project balances outstanding in 2011 compared to 2010 largely resulting from the LNG infrastructure enhancement project being placed in service in March 2010, partially offset by lower interest expense of $1.6 million resulting from the repayment of the $40.5 million 8.25% Senior Notes in April 2010 and the $100 million 6.089% Senior Notes in February 2010.  There were no significant changes in the average interest rates and average debt balances outstanding associated with the Company’s debt obligations in 2011 versus 2010.

Federal and State Income Taxes from Continuing Operations

The following table sets forth the Company’s income taxes from continuing operations for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Income tax expense	$25,588	$28,609	$44,230	$59,418
Effective tax rate (1)	30%	28%	27%	31%

________________
(1)
The EITR is generally lower than the U.S. federal income tax statutory rate of 35 percent primarily due to the 80 percent dividends received deduction for the anticipated receipt of dividends associated with earnings from the Company’s unconsolidated Citrus affiliate, partially offset by the impact of state income taxes, net of the federal income tax benefit.

Three-month period ended June 30, 2011 versus the three-month period ended June 30, 2010. The $3 million decrease in federal and state income tax expense was primarily due to lower pre-tax earnings for the period ended June 30, 2011 versus the same period in 2010 and $2.2 million of higher state income tax expense (net of the federal tax benefit) mainly due to a statutory rate reduction recorded in 2010.

Six-month period ended June 30, 2011 versus the six-month period ended June 30, 2010. The $15.2 million decrease in federal and state income tax expense was primarily due to lower pre-tax earnings for the period ended June 30, 2011 versus the same period in 2010, the impact of $5.3 million of state investment tax credits recorded in 2011 and $4.2 million of higher income tax expense in 2010 resulting from the elimination of the Medicare Part D tax subsidy in the PPACA legislation signed into law in March 2010.

Preferred Stock Dividends

Three-month period ended June 30, 2011 versus the three-month period ended June 30, 2010.  The $5.5 million reduction in Preferred stock dividends for the period ended June 30, 2011 versus the same period in 2010 was due to the Company’s redemption of its remaining 4,600,013 depository shares outstanding representing 460,000 shares of its 7.55% Noncumulative Preferred Stock, Series A (Liquidation Preference $250 per share) (Preferred Stock) in July 2010.

Six-month period ended June 30, 2011 versus the six-month period ended June 30, 2010.  The $7.6 million reduction in Preferred stock dividends for the period ended June 30, 2011 versus the same period in 2010 was due to the Company’s redemption of its remaining 4,600,013 depository shares outstanding representing 460,000 shares of its Preferred Stock in July 2010.

LIQUIDITY AND CAPITAL RESOURCES

The Liquidity and Capital Resources information contained herein should be read in conjunction with the related information set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources of the Company’s Form 10-K for the year ended December 31, 2010.

Cash generated from internal operations constitutes the Company’s primary source of liquidity.  The Company’s working capital deficit at June 30, 2011 is $1.01 billion, including $816.3 million of the current portion of long-term debt.  Additional sources of liquidity for working capital purposes include the use of available credit facilities and may include various equity offerings, capital markets and bank debt financings, and proceeds from asset dispositions.  The availability and terms relating to such liquidity will depend upon various factors and conditions such as the Company’s combined cash flow and earnings, the Company’s resulting capital structure and conditions in the financial markets at the time of such offerings.

Sources (Uses) of Cash

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Cash flows provided by (used in):
Operating activities	$350,911	$242,492
Investing activities	(216,390)	(129,020)
Financing activities	(134,807)	(121,429)
Increase (decrease) in cash and cash equivalents	$(286)	$(7,957)

Operating Activities

Cash provided by operating activities increased by $108.4 million in the 2011 period versus the same period in 2010.  Cash flows provided by operating activities before changes in operating assets and liabilities for the 2011 period were $269.5 million compared with $259.2 million for the 2010 period.  Changes in operating assets and liabilities provided cash of $81.4 million in the 2011 period and used cash of $16.7 million in the 2010 period, resulting in an increase in cash from changes in operating assets and liabilities of $98 million in 2011 compared to 2010.  The $98 million increase is primarily due to:

•	An increase in cash of $62.6 million in the Distribution segment associated with recovery of a higher amount of previously deferred natural gas purchase costs from customers in the 2011 period; and
•
An increase of cash of $13.1 million at Missouri Gas Energy primarily due to the impact of a one-time catch-up contribution to Missouri Gas Energy’s other postretirement benefit plan in the 2010 period in accordance with its approved rate case effective February 28, 2010.

Investing Activities

The Company’s current business strategy includes making prudent capital expenditures across its base of transmission, storage, gathering, processing and distribution assets and growing the businesses through the selective acquisition of assets in order to position itself favorably in the evolving natural gas markets.

Cash flows used in investing activities in the periods ended June 30, 2011 and June 30, 2010 were $216.4 million and $129 million, respectively.  The $87.4 million increase in investing cash outflows was primarily due to a $72 million loan the Company made to Citrus in the 2011 period to fund a portion of the Phase VIII Expansion costs and a $14.5 million increase in capital expenditures in the 2011 period.

See Part I, Item 1.  Financial Statements (Unaudited), Note 13 – Reportable Segments for information regarding the amount of capital expenditures made by each of the Company’s reportable segments.

Potential Sea Robin Impairment.  Sea Robin, comprised primarily of offshore facilities, suffered damage from Hurricane Ike related to several platforms and gathering pipelines.  As there were no new indicators of potential impairment during 2011, the impairment test on Sea Robin was not performed as of June 30, 2011.   Approximately $115 million of the approximately $150 million total estimated capital replacement and retirement expenditures to replace property and equipment damaged by Hurricane Ike are related to Sea Robin and are substantially completed.  As of June 30, 2011, the Company has received approximately $51 million for claims submitted with respect to Hurricane Ike-related damage to Sea Robin.  The Company estimates approximately $10 million of additional insurance proceeds will ultimately be received for the claims related to Sea Robin.

Additionally, Sea Robin has implemented a rate surcharge initially approved by FERC in September 2009, subject to refund and final FERC decision, to recover Hurricane Ike-related costs not otherwise recovered from insurance proceeds or from other third parties.   To the extent the Company’s capital expenditures are not recovered from insurance proceeds or through its hurricane rate surcharge, its net investment in Sea Robin’s property, plant and equipment would have increased without necessarily generating additional revenues unless the incremental costs are recovered through future rate proceedings or additional throughput.  See Item 1. Financial Statements (Unaudited), Note 14 – Regulation and Rates for information related to the surcharge filing.  If Sea Robin’s hurricane surcharge is not ultimately approved for recovery from all shippers or Sea Robin experiences other adverse developments impacting anticipated future cash flows that are not remedied through rate proceedings, the Company could potentially be required to record an impairment of its net investment in Sea Robin.

Citrus Sponsor Contributions. In 2011, the Company, through an indirect wholly-owned subsidiary, and Citrus’ other shareholder each made sponsor contributions of $72 million in the form of loans to Citrus.   The Company has recorded the Citrus loan in Other non-current assets on the Condensed Consolidated Balance Sheet.  The contributions are related to the costs of Florida Gas' Phase VIII Expansion project.  In conjunction with anticipated sponsor contributions, Citrus has entered into a promissory note in favor of each shareholder for up to $150 million.  The promissory notes have a final maturity date of March 31, 2014, with no principal payments required prior to the maturity date, and bear an interest rate equal to a one-month Eurodollar rate plus a credit spread of 1.5 percent.  Amounts may be redrawn periodically under the notes to temporarily fund capital expenditures, debt retirements, or other working capital needs.

Financing Activities

The Company has historically demonstrated a commitment to strengthen its financial condition and solidify its current investment grade status, as evidenced by the issuance of common stock, equity units, preferred stock and asset sales and use of proceeds therefrom to reduce debt or limit use of debt in conjunction with past acquisitions.

Financing activities used cash flows of $134.8 million and $121.4 million in the periods ended June 30, 2011 and June 30, 2010, respectively.  The $13.4 million increase in net financing cash outflows was primarily due to:

•	Repayments of $101.6 million under the Company’s credit facilities in the 2011 period compared to $76.1 million of borrowings in 2010; and
•	Net repayments of $139.9 million of long-term debt in the 2010 period.

Retirement of Debt Obligations.  The Company expects to refinance and/or extend the $455 million term loan due March 2012 and the $465 million term loan due June 2012.  The Company believes, based on its investment grade credit ratings and general financial condition, successful historical access to capital and debt markets and market expectations regarding the Company's future earnings and cash flows, that it will be able to refinance these obligations under acceptable terms prior to their maturity.

Credit Facilities.  During the second quarter of 2011, the Company entered into the 2011 Revolver in the amount of $550 million.  The 2011 Revolver is an amendment, restatement and refinancing of the Company’s existing $550 million Revolver, which was otherwise scheduled to mature on May 28, 2013.  The 2011 Revolver will mature on May 20, 2016.  Borrowings on the 2011 Revolver are available for the Company’s working capital, other general corporate purposes and letter of credit requirements.  The interest rate and commitment fee under the 2011 Revolver are calculated using a pricing grid, which is based upon the credit rating for the Company’s senior unsecured notes.  The annualized interest rate and commitment fee rate bases for the 2011 Revolver at June 30, 2011 were LIBOR, plus 162.5 basis points, and 25 basis points, respectively.

Floating-Rate Debt Obligations.  The Company has $570 million available under its committed credit facilities.  As of August 5, 2011, there was a balance of $227.9 million outstanding under the Company’s credit facilities, with an effective interest rate of 1.78 percent.

As of August 5, 2011, the interest rate on the $465 million term loan was 0.74 percent.

Credit Ratings. As of June 30, 2011, both Southern Union’s and Panhandle’s debt was rated BBB- by Fitch Ratings, Baa3 by Moody's Investor Services, Inc. and BBB- by Standard & Poor's. Due to the merger activities involving the Company, Standard and Poor’s has placed Southern Union and Panhandle on Credit Watch with developing implications, Moody’s has revised its outlook on Southern Union’s debt from stable to negative, and Fitch has placed Southern Union and Panhandle on Rating Watch Negative.  The Company is not party to any lending agreement that would accelerate the maturity date of any obligation due to a failure to maintain any specific credit rating, nor would a reduction in any credit rating, by itself, cause an event of default under any of the Company’s lending agreements.  However, if its current credit ratings are downgraded below investment grade or if there are times when it is placed on "credit watch," the Company could be negatively impacted as follows:

•	Borrowing costs associated with existing debt obligations could increase annually up to approximately $6.6 million in the event of a credit rating downgrade;
•	The costs of refinancing debt that is maturing or any new debt issuances could increase due to being placed on credit watch or due to a credit rating downgrade;
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

Regulatory

The following table summarizes the status of rate proceedings applicable to the Transportation and Storage segment.

Date of Last
Company	Rate Filing	Rate Proceedings Status

PEPL	May 1992	Settlement effective April 1997
Trunkline	January 1996	Settlement effective May 2001
Sea Robin	June 2007	Settlement effective December 2008 (1)
Trunkline LNG	June 2001	Settlement effective January 2002 (2)
Southwest Gas Storage	August 2007	Settlement effective February 2008
Florida Gas	October 2009	Settlement effective April 2011 (3)

________________________
(1) Settlement requires another rate case to be filed by January 2014.
(2) Settlement provides for a rate moratorium through 2015.  Current fixed rates apply through 2015 covering all facilities, except the IEP expansion facilities placed in service in March 2010 which have negotiated rates through March 2030.
(3)	Settlement provides for a rate moratorium until January 1, 2013 and requires another rate case to be filed by November 2014.

See Part I, Item 1.  Financial Statements (Unaudited), Note 14 – Regulation and Rates in this Quarterly Report on Form 10-Q.

Trunkline LNG Cost and Revenue Study.  On July 1, 2009, Trunkline LNG filed a Cost and Revenue Study with respect to the Trunkline LNG facility expansions completed in 2006, in compliance with FERC orders.  Such filing, which was as of March 31, 2009, reflected an annualized cost of service level for these expansions of $54.7 million, less than the associated actual revenues during the same period of $68.5 million.  These expansion revenues are currently at negotiated rates totaling $72.6 million annually through 2015.  BG LNG Services (BGLS) filed a motion to intervene and protest on July 14, 2009.  By order dated July 26, 2010, FERC determined that since (i) Trunkline LNG has fixed negotiated rates with BGLS through 2015, which would be unaffected by any rate change that might be determined through hearing at this time, and (ii) current costs and revenues are not necessarily representative of Trunkline LNG’s costs and revenues at the termination of the negotiated rate period in 2015, there was no reason to expend FERC’s and the parties’ resources on a Natural Gas Act Section 5 proceeding at this time.  The order is final and not subject to rehearing.

LNG Export License.  On July 22, 2011, the United States Department of Energy, Office of Fossil Energy issued an order authorizing Lake Charles Exports, LLC, a jointly-owned subsidiary of the Company and BG Group plc, to export domestically produced LNG by vessel from Trunkline LNG’s Lake Charles LNG terminal.  The authorization, for a 25 year term beginning on the earlier of the date of first export or 10 years from the issuance of the order, permits export of up to approximately 2 Bcf/d to countries that have or will enter into a free trade agreement (FTA) with the United States that requires national treatment for trade in natural gas.  Lake Charles Exports, LLC is permitted to use the authorization to export LNG on its own behalf or as an agent for BG LNG Services.  A proceeding for approval to export to non-FTA countries is ongoing.  The companies are developing plans to install liquefaction facilities at the Lake Charles terminal to export LNG. Modifications to the Lake Charles terminal would be subject to approval by the FERC.  The Company and BG Group plc have not finalized the economic terms of their arrangement, but the Company expects that any such arrangement will take into account, among other things, the December 31, 2015 termination of certain contracted rates at the existing Trunkline LNG terminal which otherwise revert to tariff rates in 2016 and the term of BGLS contracts related to the Trunkline LNG terminal which otherwise all expire in 2030.

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

Interest Rate Risk

The Company is subject to the risk of loss associated with movements in market interest rates.  The Company manages this risk through the use of fixed-rate debt, floating-rate debt and interest rate swaps.  Fixed-rate swaps are used to reduce the risk of increased interest costs during periods of rising interest rates.  Floating-rate swaps are used to convert the fixed rates of long-term borrowings into short-term variable rates.  At June 30, 2011, the interest rate on 83 percent of the Company’s long-term debt was fixed after considering the impact of interest rate swaps.

At June 30, 2011, $23.4 million is included in Derivative instruments - liabilities and $11 million is included in Deferred Credits in the unaudited interim Condensed Consolidated Balance Sheet related to the fixed-rate interest rate swaps on the $455 million Term Loan due 2012 and a portion of the $600 million Junior Subordinated Notes due 2066.

At June 30, 2011, a 100 basis point change in the annual interest rate on all outstanding floating-rate debt would correspondingly change the Company’s interest payments by approximately $700,000 for each month during which such change continued.  If interest rates change significantly, the Company may take actions to manage its exposure to the change.

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

The change in exposure to loss in earnings and cash flow related to interest rate risk for the quarter ended June 30, 2011 is not material to the Company.

See Part I, Item 1.  Financial Statements (Unaudited), Note 10 – Derivative Instruments and Hedging Activities and Note 7 - Debt Obligations.

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

The Company realizes NGL, NGL processing spread and/or natural gas volumes from the contractual arrangements associated with the natural gas treating and processing services it provides.  Forecasted NGL, NGL processing spread and/or natural gas volumes compared to the actual volumes sold and the effectiveness of the associated economic hedges utilized by the Company can be unfavorably impacted by:

•	processing plant outages;
•	limitations on treating capacity;
•	higher than anticipated fuel, flare and unaccounted-for natural gas levels;
•	impact of commodity prices in general;
•	decline in drilling and/or connections of new supply;
•	limitations in available natural gas and NGL take-away capacity;
•	reduction in NGL available from wellhead supply;
•	lower than expected recovery of NGL from the inlet natural gas stream;
•	lower than expected receipt of natural gas volumes to be processed;
•	limitations on NGL fractionation capacity;
•	renegotiation of existing contracts;
•	change in contracting practices vis-à-vis type(s) of processing contracts;
•	competition for new wellhead supplies; and
•	changes to environmental or other laws and regulations.

The following table summarizes SUGS' principal commodity derivative instruments as of June 30, 2011 (all instruments are settled monthly), which were developed based upon historical and projected operating conditions and processable volumes.

		Average	Volumes		Fair Value
		Fixed Price	(MMBtu/d)		of Assets
Instrument Type	Index	(per MMBtu)	2011	2012	(Liabilities) (6)
					(In thousands)

Natural Gas - Cash Flow Hedges: (1)(4)
Receive-fixed swap	Gas Daily - Waha/El Paso Permian	$6.12	25,000	-	$8,253
Receive-fixed swap	Gas Daily - Waha/El Paso Permian	$4.46	20,000	-	514
Receive-fixed swap	Gas Daily - Waha/El Paso Permian	$4.82	-	10,000	738
			45,000	10,000	$9,505

Processing Spread - Economic Hedges: (3)
Receive-fixed swap	Gas Daily - Waha/El Paso Permian & OPIS Mt. Belvieu	$5.51	25,000	-	$(26,716)

		Average	Volumes		Fair Value
		Fixed Price	(Gallons/d)		of Assets
Instrument Type	Index	(per Gallon)	2011	2012	(Liabilities) (6)
					(In thousands)
Natural Gas Liquids - Cash Flow Hedges: (2)
Receive-fixed swap (5)	OPIS Mt. Belvieu	$1.15	-	178,629	$(3,244)

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

(4)
Volumes are applicable to the period July 1, 2011 to December 31, 2011, with 55.25 percent of the volumes settled against Gas Daily - Waha and 44.75 percent of the volumes settled against Gas Daily - El Paso Permian.

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

At June 30, 2011, excluding the effects of hedging and assuming normal operating conditions, the Company estimates that a change in price of $0.01 per gallon of NGL and $1.00 per MMBtu of natural gas would impact annual gross margin by approximately $1.4 million and $8.5 million, respectively.  Such commodity price risk estimates do not include any effect on demand for the Company’s services that may be caused by, or arise in conjunction with, price changes.  For example, a change in the gross processing spread may cause some ethane to be sold in the natural gas stream, impacting gathering and processing margins, natural gas deliveries and NGL volumes shipped.

Transportation and Storage Segment.  The Company is exposed to some commodity price risk with respect to natural gas used in operations by its interstate pipelines.  Specifically, the pipelines receive natural gas from customers for use in generating compression to move the customers’ natural gas.  Additionally, the pipelines may have to settle system imbalances when customers’ actual receipts and deliveries do not match.  When the amount of natural gas utilized in operations by the pipelines differs from the amounts provided by customers, the pipelines may use natural gas from inventory or may have to buy or sell natural gas to cover these or other operational needs, resulting in commodity price risk exposure to the Company.  In addition, there is other indirect exposure to the extent commodity price changes affect customer demand for and utilization of transportation and storage services provided by the Company.  At June 30, 2011, there were no hedges in place with respect to natural gas price risk associated with the Company’s interstate pipeline operations.

Distribution Segment Economic Hedging Activities.  The Company enters into financial instruments to mitigate price volatility of purchased natural gas passed through to customers in its Distribution segment. The cost of the derivative products and the settlement of the respective obligations are recorded through the natural gas purchase adjustment clause as authorized by the applicable regulatory authority and therefore do not impact earnings. The fair values of the contracts are recorded as an adjustment to a regulatory asset or liability in the Consolidated Balance Sheet.  As of June 30, 2011, the fair values of the contracts, which expire at various times through June 2013, are included in the unaudited interim Condensed Consolidated Balance Sheet as liabilities, with matching adjustments to deferred cost of natural gas of $13.7 million.

ITEM 4.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company has established disclosure controls and procedures to ensure that information required to be disclosed by the Company, including consolidated entities, in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  The Company performed an evaluation under the supervision and with the participation of management, including its CEO and CFO, and with the participation of personnel from its Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on that evaluation, Southern Union’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•	the speed and degree to which additional competition, including competition from alternative forms of energy, is introduced to the Company’s business and the resulting effect on revenues;
•	the impact and outcome of pending and future litigation and/or regulatory investigations, proceedings or inquiries;
•	the ability to comply with or to successfully challenge existing and/or or new environmental, safety and other laws and regulations;
•	unanticipated environmental liabilities;
•	the uncertainty of estimates, including accruals and costs of environmental remediation;
•	the impact of potential impairment charges;
•	exposure to highly competitive commodity businesses and the effectiveness of the Company's hedging program;
•	the ability to acquire new businesses and assets and to integrate those operations into its existing operations, as well as its ability to expand its existing businesses and facilities;
•	the timely receipt of required approvals by applicable governmental entities for the construction and operation of the pipelines and other projects;
•	the ability to complete expansion projects on time and on budget;
•	the ability to control costs successfully and achieve operating efficiencies, including the purchase and implementation of new technologies for achieving such efficiencies;
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

•	market risks affecting the Company’s pricing of its services provided and renewal of significant customer contracts;
•	other risks and unforeseen events, including other financial, operational and legal risks and uncertainties detailed from time to time in filings with the SEC;
•	actions taken to protect species under the Endangered Species Act and the effect of those actions on the Company’s operations; and
•
the likelihood and timing of the completion of the proposed merger with ETE, the terms and conditions of any required regulatory approvals of the proposed merger, the impact of the proposed merger on Southern Union’s employees and potential diversion of management’s time and attention from ongoing business during this time period.

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

ITEM 1A.  Risk Factors.

Except for the additional risk factor information described below, there have been no material changes to the risk factors previously disclosed in the Company’s Form 10-K filed with the SEC on February 25, 2011.  The following additional risk factor information should be read in conjunction with the related disclosure in Part I. Item 1A.  Risk Factors, in Southern Union’s Annual Report on Form 10-K for the year ended December 31, 2010.

Risks Related to the Merger

Southern Union’s ability to complete the merger is subject to the approval of its stockholders, the satisfaction of certain closing conditions and the receipt of consents from governmental entities which may impose restrictions or conditions that could adversely affect Southern Union and/or ETE.  Any of the foregoing could cause the merger to be delayed or abandoned.

The merger is subject to certain closing conditions, including the approval of the merger by Southern Union’s stockholders, the absence of injunctions or other legal restrictions and that no material adverse effect shall have occurred on either company. In addition, in order to complete the merger, approvals from various governmental entities must be obtained. These governmental entities, such as the MPSC, the FERC and, if necessary, the MDPU, may impose certain restrictions or obligations as conditions for their approval.  Such restrictions or conditions may be imposed on the business and operations of Southern Union and/or ETE in connection with the completion of the merger. These restrictions or conditions also could have the effect of delaying completion of the merger or imposing additional costs on or limiting the revenues of the combined company following the merger, which could have a material adverse effect on the financial results of the combined company and/or cause either ETE or Southern Union to abandon the merger.  Southern Union can provide no assurance that the various closing conditions and required approvals will be met or obtained.

If the merger agreement is terminated, Southern Union may be obligated to reimburse ETE for costs incurred related to the merger and, under certain circumstances, pay a breakup fee to ETE. These costs could require Southern Union to seek loans or use Southern Union’s available cash that would have otherwise been available for operations, dividends or other general corporate purposes.

In certain circumstances, upon termination of the merger agreement, Southern Union would be responsible for reimbursing ETE for up to $54 million in expenses related to the transaction and may be obligated to pay a breakup fee to ETE of $181.3 million.

If the merger agreement is terminated, the expense reimbursements and the breakup fee required to be paid, if any, by Southern Union under the merger agreement may require Southern Union to seek loans or borrow amounts to enable it to pay these amounts to ETE. In either case, payment of these amounts would reduce the cash Southern Union has available for operations, dividends or other general corporate purposes.

The failure to successfully combine the businesses of ETE and Southern Union in the expected time frame may adversely affect ETE’s future results, which may adversely affect the value of the ETE common units that Southern Union stockholders would receive in the merger.

The success of the merger will depend, in part, on the ability of ETE to realize the anticipated benefits from combining the businesses of ETE and Southern Union. To realize these anticipated benefits, ETE’s and Southern Union’s businesses must be successfully combined. If the combined company is not able to achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the merger.

ETE and Southern Union, including their respective subsidiaries, have operated and, until the completion of the merger, will continue to operate independently. It is possible that the integration process could result in the loss of key employees, as well as the disruption of each company’s ongoing businesses or inconsistencies in their standards, controls, procedures and policies. Any or all of those occurrences could adversely affect the combined company’s ability to maintain relationships with customers and employees after the merger or to achieve the anticipated benefits of the merger. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of ETE and Southern Union.

The pendency of the merger could materially adversely affect the future business and operations of Southern Union or result in a loss of Southern Union employees.

In connection with the pending merger, it is possible that some customers, suppliers and other persons with whom Southern Union has a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with Southern Union as a result of the merger, which could negatively impact revenues, earnings and cash flows of Southern Union, as well as the market price of shares of Southern Union common stock, regardless of whether the merger is completed. Similarly, current and prospective employees of Southern Union may experience uncertainty about their future roles with ETE and Southern Union following completion of the merger, which may materially adversely affect the ability of Southern Union to attract and retain key employees.

Failure to complete the merger could negatively impact the stock price of Southern Union and its future businesses and financial results.

If the merger is not completed, the ongoing business of Southern Union may be adversely affected and Southern Union will be subject to several risks and consequences, including the following:
•	under the merger agreement, Southern Union may be required, under certain circumstances, to pay ETE a breakup fee of $181.3 million and up to $54.0 million of ETE’s expenses;
•	Southern Union will be required to pay certain costs relating to the merger, whether or not the merger is completed, such as legal, accounting, financial advisor and printing fees;
•	Southern Union would not realize the expected benefits of the merger;
•
under the merger agreement, Southern Union is subject to certain restrictions on the conduct of its business prior to completing the merger which may adversely affect its ability to execute certain of its business strategies; and

•
matters relating to the merger may require substantial commitments of time and resources by Southern Union management, which could otherwise have been devoted to other opportunities that may have been beneficial to Southern Union as an independent company.

In addition, if the merger is not completed, Southern Union may experience negative reactions from the financial markets and from its customers and employees. Southern Union also could be subject to litigation related to any failure to complete the merger or to enforcement proceedings commenced against Southern Union to attempt to force it to perform its obligations under the merger agreement.

Pending litigation against ETE and Southern Union could result in an injunction preventing completion of the merger, the payment of damages in the event the merger is completed and/or may adversely affect the combined company’s business, financial condition or results of operations following the merger.

In connection with the merger, purported stockholders of Southern Union have filed several stockholder class action lawsuits against Southern Union, Merger Sub, ETE and the Southern Union Board in the District Courts of Harris County, Texas and in the Delaware Courts of Chancery. Among other remedies, the plaintiffs seek to enjoin the merger. If a final settlement is not reached, or if a dismissal is not obtained, these lawsuits could prevent or delay completion of the merger and result in substantial costs to ETE and Southern Union, including any costs associated with the indemnification of directors. Additional lawsuits may be filed against Southern Union related to the merger. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger is completed may adversely affect the combined company’s business, financial condition or results of operations.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases during the three months ended June 30, 2011 made by Southern Union or any “affiliated purchaser” of Southern Union (as defined in Rule 10b-18(a)(3)) of equity securities that are registered pursuant to Section 12 of the Exchange Act.

	Total Number	Average
	of Shares	Price Paid
	Purchased (1)	per Share

Month Ended April 30, 2011	5,674	$28.63
Month Ended May 31, 2011	363	29.67
Month Ended June 30, 2011	2,442	38.37
Total	8,479	$31.48

______________
(1)  The total number of shares purchased includes:  (i) the surrender to the Company of 3,290 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock awards and exercise of stock appreciation rights and (ii) 5,189 shares of common stock purchased in open-market transactions and held in various Company employee benefit plan trusts by the trustees using cash amounts deferred by the participants in such plans (and quarterly cash dividends issued by the Company on shares held in such plans).

ITEM 3.  Defaults Upon Senior Securities.

N/A

ITEM 4.  Reserved.

ITEM 5.  Other Information.

All information required to be reported on Form 8-K for the quarter ended June 30, 2011 was appropriately reported.

ITEM 6.  Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

2(a)
Agreement and Plan of Merger, dated as of June 15, 2011, as Amended and Restated as of July 4, 2011 and July 19, 2011, by and between the Southern Union Company, Energy Transfer Equity, L.P. and Sigma Acquisition Corporation (Filed as Exhibit 2.1 to Southern Union’s Current Report on Form 8-K filed on July 20, 2011 and incorporated herein by reference.)

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

10(a)
Seventh Amended and Restated Revolving Credit Agreement, dated as of May 20, 2011, among the Company, as borrower, and the lenders party thereto. (Filed as Exhibit 10.1 to Southern Union’s Current Report on Form 8-K filed on May 24, 2011 and incorporated herein by reference.)

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

SOUTHERN UNION COMPANY
(Registrant)

Date: August 9, 2011	By /s/ GEORGE E. ALDRICH
George E. Aldrich Senior Vice President and Controller (authorized officer and principal accounting officer)