Form 10-Q
period 2011-09-30
SOUTHERN UNION CO
filed 2011-11-08
CIK 203248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
____________________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended

September 30, 2011

Commission File No. 1-6407

____________________________

SOUTHERN UNION COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-0571592 (I.R.S. Employer Identification No.)

5051 Westheimer Road Houston, Texas (Address of principal executive offices)	77056-5622 (Zip Code)

Registrant's telephone number, including area code:  (713) 989-2000

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
Yes ☐    No ☑

The number of shares of the registrant's Common Stock outstanding on November 4, 2011 was 124,745,576.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
FORM 10-Q
September 30, 2011
Table of Contents

PART I.  FINANCIAL INFORMATION:                                                                                                                                            Page(s)

     Glossary.                                                                                                                                                          1

     ITEM 1.  Financial Statements (Unaudited):

          Condensed consolidated statement of operations.                                                                                                                          2

          Condensed consolidated balance sheet.                                                                                                                                            3

          Condensed consolidated statement of cash flows.                                                                                                                           5

          Condensed consolidated statement of stockholders’ equity and comprehensive income.              6

          Notes to condensed consolidated financial statements.                                                                                                                7

     ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.         32

     ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.                      45

     ITEM 4.  Controls and Procedures.                                                                                                                                                       48

PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings.                                                                                                                                                           50

     ITEM 1A.  Risk Factors.                                                                                                                                                          50

     ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.                     52

     ITEM 3.  Defaults Upon Senior Securities.                                                                                                                                           52

     ITEM 4.  Reserved.                                                                                                                                                         52

     ITEM 5.  Other Information.                                                                                                                                                   52

     ITEM 6.  Exhibits.                                                                                                                                                            52

     SIGNATURES.                                                                                                                                                       58

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Quarterly Report on Form 10-Q are defined as follows:

AFUDC                                       Allowance for funds used during construction
Btu                                           British thermal units
CEO                                             Chief Executive Officer
CFO                                             Chief Financial Officer
Citrus                                           Citrus Corp.
Company                                    Southern Union and its subsidiaries
EBIT                                            Earnings (loss) before interest and taxes
EITR                                            Effective income tax rate
EPA                                             United States Environmental Protection Agency
ETE                                              Energy Transfer Equity, L.P.
ETP                                              Energy Transfer Partners, L.P.
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
PEPL Holdings                             PEPL Holdings, LLC
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
TBtu                                              Trillion British thermal units
TCEQ                                             Texas Commission on Environmental Quality
Trunkline                                       Trunkline Gas Company, LLC
Trunkline LNG                              Trunkline LNG Company, LLC

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In thousands, except per share amounts)

Operating revenues (Note 13)	$617,211	$487,527	$1,995,640	$1,819,617

Operating expenses
Cost of natural gas and other energy	304,535	217,928	1,045,742	903,563
Operating, maintenance and general	125,710	118,025	370,562	350,633
Depreciation and amortization	59,327	57,305	177,949	170,058
Revenue-related taxes	4,268	4,322	26,835	26,170
Taxes, other than on income and revenues	12,845	13,540	40,972	41,764
Total operating expenses	506,685	411,120	1,662,060	1,492,188

Operating income	110,526	76,407	333,580	327,429

Other income (expenses)
Interest expense	(54,925)	(55,239)	(165,429)	(161,551)
Earnings from unconsolidated investments	26,686	32,336	78,435	78,456
Other, net	191	352	557	289
Total other expenses, net	(28,048)	(22,551)	(86,437)	(82,806)

Earnings before income taxes	82,478	53,856	247,143	244,623

Federal and state income tax expense (Note 9)	24,446	16,525	68,676	75,943

Net earnings	58,032	37,331	178,467	168,680

Preferred stock dividends	-	(699)	-	(5,040)
Loss on extinguishment of preferred stock	-	-	-	(3,295)

Net earnings available for common stockholders	$58,032	$36,632	$178,467	$160,345

Net earnings available for common stockholders per share
Basic	$0.47	$0.29	$1.43	$1.29
Diluted	$0.46	$0.29	$1.42	$1.28
Cash dividends declared on common stock per share	$0.15	$0.15	$0.45	$0.45

Weighted average shares outstanding (Note 4)
Basic	124,744	124,484	124,705	124,458
Diluted	126,668	125,160	126,110	125,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS
	September 30,	December 31,
	2011	2010

	(In thousands)

Current assets
Cash and cash equivalents	$2,114	$3,299
Accounts receivable
net of allowances of $3,533 and $3,321, respectively	242,352	310,006
Accounts receivable – affiliates	11,478	10,747
Inventories	181,795	226,875
Deferred natural gas purchases	36,078	85,138
Natural gas imbalances - receivable	63,038	52,141
Prepayments and other assets	79,638	67,535
Total current assets	616,493	755,741

Property, plant and equipment
Plant in service	7,133,985	6,957,989
Construction work in progress	108,785	120,264
	7,242,770	7,078,253
Less accumulated depreciation and amortization	1,521,353	1,373,794
Net property, plant and equipment	5,721,417	5,704,459

Deferred charges
Regulatory assets	61,742	66,216
Deferred charges	63,737	66,929
Total deferred charges	125,479	133,145

Unconsolidated investments (Note 5)	1,612,754	1,538,548

Goodwill	89,227	89,227

Other	50,707	17,423

Total assets	$8,216,077	$8,238,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

STOCKHOLDERS' EQUITY AND LIABILITIES

	September 30,	December 31,
	2011	2010

	(In thousands)

Stockholders’ equity (Note 15)
Common stock, $1 par value; 200,000 shares authorized; 125,985
and 125,839 shares issued, respectively	$125,985	$125,839
Premium on capital stock	1,930,196	1,920,622
Less treasury stock: 1,240 and 1,230 shares, respectively, at cost	(30,809)	(30,532)
Less common stock held in trust: 577 and 597 shares, respectively	(10,715)	(10,857)
Deferred compensation plans	10,715	10,857
Accumulated other comprehensive loss	(77,114)	(40,157)
Retained earnings	673,556	551,210
Total stockholders' equity	2,621,814	2,526,982

Long-term debt obligations (Note 7)	2,705,446	3,520,906
Total capitalization	5,327,260	6,047,888

Current liabilities
Long-term debt due within one year (Note 7)	816,266	1,083
Notes payable (Note 7)	165,403	297,051
Accounts payable and accrued liabilities	189,350	218,531
Federal, state and local taxes payable	45,727	35,235
Accrued interest	57,077	37,464
Natural gas imbalances - payable	125,166	178,087
Derivative instruments (Note 10 and 11)	50,109	67,026
Other	124,363	137,221
Total current liabilities	1,573,461	971,698

Deferred credits	246,363	205,094
Accumulated deferred income taxes	1,068,993	1,013,863
Commitments and contingencies (Note 12)

Total stockholders' equity and liabilities	$8,216,077	$8,238,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010

	(In thousands)
Cash flows provided by (used in) operating activities:
Net earnings	$178,467	$168,680
Adjustments to reconcile net earnings to net cash flows
provided by (used in) operating activities:
Depreciation and amortization	177,949	170,058
Deferred income taxes	76,877	90,158
Provision for bad debts	12,433	12,586
Unrealized loss on commodity derivatives	9,283	12,589
Share-based compensation expense	7,580	6,967
Earnings from unconsolidated investments,
adjusted for cash distributions	(75,105)	(72,012)
Changes in operating assets and liabilities	63,410	(28,593)
Net cash flows provided by operating activities	450,894	360,433

Cash flows (used in) provided by investing activities:
Additions to property, plant and equipment	(226,178)	(209,826)
Contributions to unconsolidated investments	-	(7,500)
Loan to unconsolidated investments	(72,000)	-
Loan repayment from unconsolidated investments	35,000	-
Plant retirements and other	(1,892)	(1,244)
Net cash flows used in investing activities	(265,070)	(218,570)

Cash flows provided by (used in) financing activities:
Increase (decrease) in book overdraft	1,458	(11,983)
Issuance of long-term debt	-	100,822
Renewal cost for credit facilities and issuance cost of debt	(2,162)	(7,051)
Dividends paid on common stock	(56,099)	(55,994)
Dividends paid on preferred stock	-	(7,211)
Repayment of long-term debt obligation	(421)	(140,831)
Net change in revolving credit facilities	(131,648)	100,000
Redemption of preferred stock	-	(115,000)
Other	1,863	1,962
Net cash flows used in financing activities	(187,009)	(135,286)

Change in cash and cash equivalents	(1,185)	6,577

Cash and cash equivalents at beginning of period	3,299	10,545
Cash and cash equivalents at end of period	$2,114	$17,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)

	Common	Premium		Common	Deferred	Accumulated		Total
	Stock,	on	Treasury	Stock	Compen-	Other		Stock-
	$1 Par	Capital	Stock,	Held	sation	Comprehensive	Retained	holders'
	Value	Stock	at cost	In Trust	Plans	Loss	Earnings	Equity

	(In thousands)

Balance December 31, 2010	$125,839	$1,920,622	$(30,532)	$(10,857)	$10,857	$(40,157)	$551,210	$2,526,982
Comprehensive income (loss):
Net earnings	-	-	-	-	-	-	178,467	178,467
Net change in other
comprehensive loss (Note 6)	-	-	-	-	-	(36,957)	-	(36,957)
Comprehensive income	-	-	-	-	-	-	-	141,510
Common stock dividends declared	-	-	-	-	-	-	(56,121)	(56,121)
Share-based compensation	-	7,580	-	-	-	-	-	7,580
Restricted stock issuances	7	(7)	-	-	-	-	-	-
Exercise of stock options	139	2,001	(277)	-	-	-	-	1,863
Contributions to Trust	-	-	-	(528)	528	-	-	-
Disbursements from Trust	-	-	-	670	(670)	-	-	-
Balance September 30, 2011	$125,985	$1,930,196	$(30,809)	$(10,715)	$10,715	$(77,114)	$673,556	$2,621,814

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

2.  New Accounting Principles

Accounting Principles Not Yet Adopted.  In September 2011, the FASB issued authoritative guidance that revises the testing of goodwill impairment.  Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test).  If the entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required.  The guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter, with early adoption permitted.  The Company does not expect the guidance to materially impact its consolidated financial statements.

In June 2011, the FASB issued authoritative guidance that changes how a company may present comprehensive income.  The guidance allows entities to elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements and eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  The guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter, with early adoption permitted.  The Company does not expect the guidance to materially impact its consolidated financial statements as the guidance only requires a change in the placement of previously disclosed information.

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.  ETE Merger

On July 19, 2011, the Company entered into a Second Amended and Restated Agreement and Plan of Merger with ETE and Sigma Acquisition Corporation, a wholly-owned subsidiary of ETE (Merger Sub) (as amended by Amendment No. 1 to Agreement and Plan of Merger dated as of September 14, 2011, the Second Amended Merger Agreement).  The Second Amended Merger Agreement modifies certain terms of the Agreement and Plan of Merger entered into by the Company, ETE and Merger Sub on June 15, 2011 as amended on July 4, 2011.  The Second Amended Merger Agreement provides for the merger of Merger Sub with and into the Company (Merger), with the Company continuing as the surviving corporation in the Merger.  As a result of the Merger, the Company will become a wholly-owned subsidiary of ETE.  Under the terms of the Second Amended Merger Agreement, Company shareholders can elect to exchange each issued and outstanding share of Company common share for $44.25 of cash or 1.00x ETE common unit, with no more than 60 percent of the aggregate merger consideration payable in cash and no more than 50 percent payable in ETE common units.  Elections in excess of either the cash or common unit limits will be subject to proration.

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

In addition, ETE and Energy Transfer Partners, LP, a wholly-owned subsidiary of ETE (ETP), are parties to an Amended and Restated Agreement and Plan of Merger dated as of July 19, 2011 (as amended by Amendment No. 1 to Agreement and Plan of Merger dated as of September 14, 2011) (Citrus Merger Agreement).  The Citrus Merger Agreement provides that the Company, CrossCountry Energy, LLC (CrossCountry), PEPL Holdings, LLC (PEPL Holdings) and Citrus ETP Acquisition, L.L.C. (Citrus ETP) will become parties by joinder at a time immediately prior to the closing of the Merger.  Upon becoming a party to the Citrus Merger Agreement, the Company will assume the obligations and rights of ETE.  Under the Citrus Merger Agreement, CrossCountry, a wholly-owned subsidiary of the Company that indirectly owns a 50 percent interest in Citrus, will be merged with and into Citrus ETP with CrossCountry surviving as a wholly-owned subsidiary of ETP (Citrus Merger).

Immediately prior to the Citrus Merger and in connection with ETP’s financing of the Citrus Merger consideration, the Company will contribute its ninety-nine percent interest in PEPL and its 100 percent membership interest in Southern Union Panhandle, LLC to PEPL Holdings.  PEPL Holdings is a wholly-owned subsidiary of CCE Acquisition, LLC.  PEPL Holdings will guarantee certain indebtedness of ETP related to the Citrus Merger (on a collection basis).  The guarantee will be non-recourse to the Company.

As consideration for the Citrus Merger, the Company will receive from ETP approximately $2.0 billion, consisting of $1.895 billion in cash and $105 million of ETP common units, with the value of the ETP common units based on the volume-weighted average trading price for the ten consecutive trading days ending immediately prior to the date that is three trading days prior to the closing date of the Citrus Merger.  After completion of the Citrus Merger, including receipt of the Citrus Merger consideration, the Company will contribute an amount not to exceed $1.45 billion from the Citrus Merger to Merger Sub in exchange for an equity interest in Merger Sub.  The remaining cash proceeds of approximately $445 million in cash would be used to retire existing Company debt.  It is further anticipated that the Company or one of its subsidiaries would retain the approximately $105 million of ETP units as an investment in an unconsolidated affiliate.  The consummation of the Citrus Merger is not a condition to consummation of the Merger.

While consummation of the Merger is subject to certain customary conditions, the parties have already satisfied a number of conditions, including without limitation:  (i) the expiration of the waiting period applicable to the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which expiration occurred on July 28, 2011, and (ii) the effectiveness, on October 27, 2011 of ETE’s Registration Statement on Form S-4 relating to the ETE common units to be issued in connection with the Merger.  The Company has also filed with the SEC and mailed to shareholders of record on October 11, 2011 entitled to vote on the Merger its definitive proxy statement for a special meeting of shareholders to be held on December 9, 2011.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company and ETE are also continuing to proceed with the regulatory approval process before the MPSC.  Pursuant to a joint application filed by the Company and ETE on July 13, 2011 and amended on September 15, 2011, the parties have requested an order from the MPSC authorizing the Company to take certain actions to allow ETE to acquire the equity interests of the Company, including its subsidiaries.

The Merger is expected to close in the first quarter of 2012, subject to receipt of stockholder and MPSC approval and satisfaction of other closing conditions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In thousands)

Weighted average shares outstanding - Basic	124,744	124,484	124,705	124,458
Dilutive effect of share-based compensation awards	1,924	676	1,405	648
Weighted average shares outstanding - Diluted	126,668	125,160	126,110	125,106

The table below includes information related to stock options and SARs that were outstanding but have been excluded from the computation of weighted-average stock options due to the exercise price exceeding the weighted-average market price of the Company’s common shares.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In thousands, except per share amounts)

Options and SARs excluded	-	1,614	-	1,614
Exercise price ranges	N/A	$23.62 - 28.48	N/A	$23.62 - 28.48
Weighted-average market price	$41.95	$23.23	$33.17	$23.56

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  Unconsolidated Investments

Unconsolidated investments at September 30, 2011 and December 31, 2010 include the Company’s 50 percent investment in Citrus and investments in other entities. The Company accounts for these investments using the equity method.  The Company’s share of net earnings or loss from these equity investments is recorded in Earnings from unconsolidated investments in the unaudited interim Condensed Consolidated Statement of Operations.

The following table summarizes the Company’s unconsolidated equity investments at the dates indicated.

	September 30,	December 31,
	2011	2010

	(In thousands)

Citrus (1)	$1,587,977	$1,510,847
Other	24,777	27,701
	$1,612,754	$1,538,548

___________________
(1)  See Note 3 – ETE Merger for information regarding the Company’s intent for its ownership interest in Citrus to be merged with an ETP subsidiary.

The following table sets forth summarized financial information for the Company’s equity investments for the periods presented.

	Three Months Ended September 30,
	2011		2010
		Other Equity		Other Equity
	Citrus	Investments	Citrus	Investments

	(In thousands)
Statement of Operations Data:
Revenues	$201,458	$3,423	$146,543	$6,237
Operating income	123,377	934	83,124	3,343
Net earnings	50,152	901	55,182	3,354

	Nine Months Ended September 30,
	2011		2010
		Other Equity		Other Equity
	Citrus	Investments	Citrus	Investments

	(In thousands)
Statement of Operations Data:
Revenues	$509,704	$8,505	$401,254	$17,921
Operating income	291,975	2,571	212,818	9,825
Net earnings	146,678	2,745	131,269	9,624

Citrus Dividends.  Citrus did not pay dividends to the Company during the three-month periods ended  and nine-month periods ended September 30, 2011 and 2010.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contingent Matters Potentially Impacting Southern Union Through the Company’s Investment in Citrus

Florida Gas Phase VIII Expansion.  Florida Gas’ Phase VIII Expansion project was placed in-service on April 1, 2011, at an approximate cost of $2.5 billion, including capitalized equity and debt costs.  To date, Florida Gas has entered into long-term firm transportation service agreements with shippers for 25-year terms accounting for approximately 74 percent of the available expansion capacity.

In 2011, CrossCountry Citrus, LLC (CrossCountry Citrus), an indirect wholly-owned subsidiary of the Company, and Citrus’ other shareholder each made sponsor contributions of $37 million in the form of loans to Citrus, net of repayments.   The Citrus loan has been recorded in Other non-current assets on the Condensed Consolidated Balance Sheet.  The contributions are related to the costs of Florida Gas' Phase VIII Expansion project.  In conjunction with anticipated sponsor contributions, Citrus has entered into a promissory note in favor of each shareholder for up to $150 million.  The promissory notes have a final maturity date of March 31, 2014, with no principal payments required prior to the maturity date, and bear an interest rate equal to a one-month Eurodollar rate plus a credit spread of 1.5 percent.  Amounts may be redrawn periodically under the notes to temporarily fund capital expenditures, debt retirements, or other working capital needs.   Citrus’ principal operating asset is Florida Gas, whose debt is rated Baa2 by Moody’s Investor Services, Inc. and BBB by Standard & Poors.

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

On April 14, 2011 Florida Gas filed suit against the FDOT/FTE, Dragados USA and I-595 Express, LLC in Broward County, Florida seeking an injunction and damages as the result of the construction of a mechanically stabilized earth wall and other encroachments in Florida Gas easements.  The same judge that presided over the previously discussed FDOT/FTE proceeding was assigned to the case.  Trial is expected to be set in the second quarter of 2012.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.  Comprehensive Income (Loss)

The table below provides an overview of Comprehensive income (loss) for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

	(In thousands)

Net earnings	$58,032	$37,331	$178,467	$168,680

Change in fair value of interest rate hedges, net of tax of
$(18,697), $(1,459), $(26,454) and $(5,073), respectively	(31,586)	(2,172)	(44,577)	(7,547)
Reclassification of unrealized loss on interest rate hedges
into earnings, net of tax of $2,294, $2,186, $6,775
and $6,740, respectively	3,421	3,261	10,106	10,064
Change in fair value of commodity hedges, net of tax of $3,039,
$4,707, $2,674 and $14,320, respectively	5,395	8,352	4,746	25,413
Reclassification of unrealized gain on commodity hedges
into earnings, net of tax of $(2,017), $(2,019), $(5,327) and
$(4,291), respectively	(3,581)	(3,584)	(9,455)	(7,616)
Reclassification of net actuarial loss and prior service credit relating to pension and other postretirement benefits into
earnings, net of tax of $566, $549, $1,708 and $1,651,
respectively	709	723	2,116	2,165
Change in other comprehensive income from equity
investments, net of tax of $23, $22, $66 and $66, respectively	35	36	107	107
Total other comprehensive income (loss)	(25,607)	6,616	(36,957)	22,586

Total comprehensive income	$32,425	$43,947	$141,510	$191,266

The table below provides an overview of the components in Accumulated other comprehensive loss as of the dates indicated.

	September 30,	December 31,
	2011	2010

	(In thousands)

Interest rate hedges, net	$(51,703)	$(17,232)
Commodity hedges, net	5,819	10,528
Benefit plans:
Net actuarial loss and prior service costs, net - pensions	(29,067)	(32,982)
Net actuarial gain and prior service credit, net - other postretirement benefits	408	2,207
Equity investments, net	(2,571)	(2,678)
Total Accumulated other comprehensive loss, net of tax	$(77,114)	$(40,157)

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.  Debt Obligations

The following table sets forth the debt obligations of Southern Union and Panhandle at the dates indicated.

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)

Long-Term Debt Obligations:

Southern Union:
7.60% Senior Notes due 2024	$359,765	$446,576	$359,765	$392,144
8.25% Senior Notes due 2029	300,000	344,685	300,000	332,922
7.24% to 9.44% First Mortgage Bonds
due 2020 to 2027	19,500	23,221	19,500	21,473
7.20% Junior Subordinated Notes due 2066	600,000	493,002	600,000	609,743
Term Loan due 2013	250,000	252,188	250,000	249,915
Note Payable	7,876	7,876	8,297	8,297
	1,537,141	1,567,548	1,537,562	1,614,494

Panhandle:
6.05% Senior Notes due 2013	250,000	261,250	250,000	268,988
6.20% Senior Notes due 2017	300,000	341,565	300,000	322,893
8.125% Senior Notes due 2019	150,000	184,533	150,000	169,671
7.00% Senior Notes due 2029	66,305	77,432	66,305	69,911
7.00% Senior Notes due 2018	400,000	470,028	400,000	442,120
Term Loans due 2012	815,391	810,563	815,391	799,084
Net premiums on long-term debt	2,875	2,875	2,731	2,731
	1,984,571	2,148,246	1,984,427	2,075,398

Total Long-Term Debt Obligations	3,521,712	3,715,794	3,521,989	3,689,892

Credit Facilities	165,403	165,400	297,051	301,312

Total consolidated debt obligations	3,687,115	$3,881,194	3,819,040	$3,991,204
Less current portion of long-term debt	816,266		1,083
Less short-term debt	165,403		297,051
Total long-term debt	$2,705,446		$3,520,906

The fair value of the Company’s term loans and credit facilities as of September 30, 2011 and December 31, 2010 were determined using the market approach, which utilized reported recent loan transactions for parties of similar credit quality and remaining life, as there is no active secondary market for loans of these types and sizes.

The fair value of the Company’s other long-term debt as of September 30, 2011 and December 31, 2010 was also determined using the market approach, which utilized observable market data to corroborate the estimated credit spreads and prices for the Company’s non-bank long-term debt securities in the secondary market.  Those valuations were based in part upon the reported trades of the Company’s non-bank long-term debt securities where available and the actual trades of debt securities of similar credit quality and remaining life where no secondary market trades were reported for the Company’s non-bank long-term debt securities.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Interest Rate Swaps.  The Company has interest rate swap agreements that effectively fix the interest rate applicable to the floating rate on a portion of the $600 million Junior Subordinated Notes due 2066 (Junior Subordinated Notes).  See Note 10 – Derivative Instruments and Hedging Activities – Interest Rate Contracts – Interest Rate Swaps for more information regarding these swap agreements.

Credit Facilities.  During the second quarter of 2011, the Company entered into the Seventh Amended and Restated Revolving Credit Agreement with certain banks in the amount of $550 million (2011 Revolver).  The 2011 Revolver is an amendment, restatement and refinancing of the Company’s $550 million Sixth Amended and Restated Revolving Credit Agreement (Revolver), which was otherwise scheduled to mature on May 28, 2013.  The 2011 Revolver will mature on May 20, 2016.  Borrowings under the 2011 Revolver are available for the Company’s working capital, other general corporate purposes and letter of credit requirements.  The interest rate and commitment fee under the 2011 Revolver are calculated using a pricing grid, which is based upon the credit rating for the Company’s senior unsecured notes.  The annualized interest rate and commitment fee rate bases for the 2011 Revolver at September 30, 2011 were LIBOR plus 162.5 basis points and 25 basis points, respectively.

Retirement of Debt Obligations.  The Company expects to refinance and/or extend the $455 million term loan due March 2012 and the $465 million term loan due June 2012 ($360.4 million of which is outstanding at September 30, 2011).  Alternatively, should the Company not be successful in its refinancing efforts, the Company may choose to retire such debt upon maturity by utilizing some combination of cash flows from operations, draw downs under existing credit facilities, utilizing a portion of the $455 million to be received from the Citrus Merger, and altering the timing of controllable expenditures, among other things.  The Company believes, based on its investment grade credit ratings and general financial condition, successful historical access to capital and debt markets and market expectations regarding the Company's future earnings and cash flows, that it will be able to refinance and/or retire these obligations, as applicable,  under acceptable terms prior to their maturity.  There can be no assurance, however, that the Company will be able to achieve acceptable refinancing terms in any negotiation of new capital market debt or bank financings.  Moreover, there can be no assurance the Company will be successful in its implementation of these refinancing and/or retirement plans and the Company’s inability to do so would cause a material adverse effect on the Company’s financial condition and liquidity.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.  Benefits

Components of Net Periodic Benefit Cost.  The following table sets forth the components of net periodic benefit cost of the Company’s pension and postretirement benefit plans for the periods presented.

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010

	(In thousands)

Service cost	$935	$767	$880	$792
Interest cost	2,526	2,510	1,446	1,410
Expected return on plan assets	(2,646)	(2,337)	(1,450)	(1,270)
Prior service cost (credit)
amortization	146	138	(453)	(412)
Actuarial loss (gain)
amortization	1,984	1,997	(402)	(450)
	2,945	3,075	21	70
Regulatory adjustment (1)	192	52	667	667
Net periodic benefit cost	$3,137	$3,127	$688	$737

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In thousands)

Service cost	$2,805	$2,302	$2,641	$2,378
Interest cost	7,576	7,529	4,338	4,229
Expected return on plan assets	(7,939)	(7,011)	(4,349)	(3,581)
Prior service cost (credit)
amortization	440	414	(1,359)	(1,235)
Actuarial loss (gain)
amortization	5,951	5,990	(1,208)	(1,351)
	8,833	9,224	63	440
Regulatory adjustment (1)	575	209	1,999	1,999
Net periodic benefit cost	$9,408	$9,433	$2,062	$2,439

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.  Taxes on Income

The following table summarizes the Company’s income taxes for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In thousands)

Income tax expense	$24,446	$16,525	$68,676	$75,943
Effective tax rate	30%	31%	28%	31%

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

Interest Rate Swaps.  In 2011, the Company entered into interest rate swap agreements with an aggregate notional amount of $525 million, of which $450 million were for ten-year periods and $75 million were for five-year periods.  These interest rate swaps became effective on November 1, 2011.  The Company will pay interest on the Junior Subordinated Notes at the floating rate of three-month LIBOR plus a credit spread of 3.0175 percent beginning November 1, 2011. The interest rate swaps will effectively fix the interest rate applicable to the floating rate on a portion of the Junior Subordinated Notes and are accounted for as cash flow hedges, with the effective portion of their settled value recorded in Accumulated other comprehensive loss and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impact earnings.  As of September 30, 2011, the floating rate LIBOR-based portion of the interest payments commencing November 1, 2011 was exchanged for weighted average fixed rate interest payments of 3.63 percent.

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of September 30, 2011, approximately $13.3 million of net after-tax losses in Accumulated other comprehensive loss related to these interest rate swaps is expected to be amortized into Interest expense during the next twelve months.  There was no swap ineffectiveness during the period ended September 30, 2011.  Any ineffective portion of the cash flow hedge would be reported in current-period earnings.

Treasury Rate Locks.  As of September 30, 2011, the Company had no outstanding treasury rate locks.  However, certain of its treasury rate locks that settled in prior periods are associated with interest payments on outstanding long-term debt.  These treasury rate locks are accounted for as cash flow hedges, with the effective portion of their settled value recorded in Accumulated other comprehensive loss and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impact earnings.  As of September 30, 2011, approximately $571,000 of net after-tax losses in Accumulated other comprehensive loss related to these treasury rate locks will be amortized into Interest expense during the next twelve months.

Commodity Contracts – Gathering and Processing Segment

The Company primarily enters into natural gas and NGL price swaps and NGL processing spread swaps to manage its exposure to changes in margin on forecasted sales of equity natural gas and NGL volumes resulting from movements in market commodity prices.

Natural Gas Price Swaps.  As of September 30, 2011, the Company had outstanding receive-fixed natural gas price swaps with a total notional amount of 4,140,000 MMBtu for the remainder of 2011 and 3,660,000 MMBtu for 2012.  These natural gas price swaps are accounted for as cash flow hedges, with the effective portion of changes in their fair value recorded in Accumulated other comprehensive loss and reclassified into Operating revenues in the same periods during which the forecasted natural gas sales impact earnings.  As of September 30, 2011, approximately $6 million of net after-tax gains in Accumulated other comprehensive loss related to these natural gas price swaps are expected to be amortized into Operating revenues during the next twelve months.  Any ineffective portion of the cash flow hedge is reported in current-period earnings.

NGL Price Swaps.  As of September 30, 2011, the Company had outstanding receive-fixed NGL price swaps with a total notional amount of 65,378,124 gallons (5,490,000 MMBtu equivalent basis) for 2012.   These NGL price swaps are accounted for as cash flow hedges, with the effective portion of changes in their fair value recorded in Accumulated other comprehensive loss and reclassified into Operating revenues in the same periods during which the forecasted NGL sales impact earnings.  As of September 30, 2011, approximately $741,000 of net after-tax losses in Accumulated other comprehensive loss related to these NGL price swaps are expected to be amortized into Operating revenues during the next twelve months.  Any ineffective portion of the cash flow hedge is reported in current-period earnings.

NGL Processing Spread Swaps.  As of September 30, 2011, the Company had outstanding receive-fixed NGL processing spread swaps with a total notional amount of 2,300,000 MMBtu equivalents for the remainder of 2011.  These processing spread swaps are accounted for as economic hedges, with changes in their fair value recorded in Operating revenues.

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Natural Gas Price Swaps.  As of September 30, 2011, the Company had outstanding pay-fixed natural gas price swaps with total notional amounts of 4,990,000 MMBtu, 17,890,000 MMBtu and 3,960,000 MMBtu for the remainder of 2011, 2012 and 2013, respectively.  These natural gas price swaps are accounted for as economic hedges, with changes in their fair value recorded to Deferred natural gas purchases.

Summary Financial Statement Information

The following table summarizes the fair value amounts of the Company’s derivative instruments and their location in the unaudited interim Condensed Consolidated Balance Sheet at the dates indicated.

	Asset Derivatives (1)		Liability Derivatives (1)
	September 30,	December 31,	September 30,	December 31,
Balance Sheet Location	2011	2010	2011	2010

	(In thousands)		(In thousands)
Cash Flow Hedges:
Interest rate contracts
Derivative instruments-liabilities	$-	$-	$21,606	$19,694
Deferred credits	-	-	57,589	4,652

Commodity contracts - Gathering and Processing:
Natural gas price swaps
Prepayments and other assets	721	-	-	-
Derivative instruments-liabilities	8,504	16,459	-	-
Deferred credits	473	-	-	-
NGL price swaps
Prepayments and other assets	-	-	857	-
Deferred charges	352	-	-	-
Derivative instruments-liabilities	-	-	309	-
Deferred credits	214	-	-	-
	$10,264	$16,459	$80,361	$24,346

Economic Hedges:
Commodity contracts - Gathering and Processing:
NGL processing spread swaps
Derivative instruments-liabilities	$-	$-	$15,232	$29,057
Other derivative instruments
Prepayments and other assets	-	133	-	-

Commodity contracts - Distribution:
Natural gas price swaps
Derivative instruments-liabilities	-	234	21,466	34,968
Deferred credits	6	105	2,317	2,806
	$6	$472	$39,015	$66,831

Total	$10,270	$16,931	$119,376	$91,177

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In thousands)
Cash Flow Hedges: (1)
Interest rate contracts:
Change in fair value - increase in Accumulated other comprehensive
loss, excluding tax expense effect of $18,697, $1,459, $26,454 and $5,073, respectively	$50,283	$3,631	$71,031	$12,620
Reclassification of unrealized loss from Accumulated other
comprehensive loss - increase of Interest expense, excluding tax
expense effect of $2,294, $2,186, $6,775 and $6,740 respectively	5,715	5,447	16,881	16,804
Commodity contracts - Gathering and Processing:
Change in fair value - decrease in Accumulated other
comprehensive loss, excluding tax expense effect of $3,039, $4,707, $2,674 and $14,320, respectively	8,434	13,059	7,420	39,733
Reclassification of unrealized gain from Accumulated other
comprehensive loss - increase of Operating revenues, excluding
tax expense effect of $2,017, $2,019, $5,327 and $4,291, respectively	5,598	5,603	14,782	11,907

Economic Hedges:
Commodity contracts - Gathering and Processing:
Change in fair value of strategic hedges - decrease in Operating revenues (2)	3,998	29,180	27,863	14,508
Change in fair value of other hedges - (increase)/decrease in Operating revenues	(35)	279	(252)	465
Commodity contracts - Distribution:
Change in fair value - (increase)/decrease in Deferred natural gas purchases	10,114	(13,914)	(13,658)	(6,207)

_________________
(1)	See Note 6 – Comprehensive Income (Loss) for additional related information.
(2)
Includes $6.3 million and $23.1 million of the cash settlement impact for previously recognized unrealized losses in the three-month and nine-month periods ended September 30, 2011, respectively.  Includes $7.7 million and $27.7 million of the cash settlement impact for previously recognized unrealized losses in the three-month and nine-month periods ended September 30, 2010, respectively.  Additionally, includes a $5.1 million unrealized mark-to-market gain and a $9.3 million unrealized mark-to-market loss recorded in the three-month and nine-month periods ended September 30, 2011, respectively, and $29.2 million and $12.6 million of unrealized mark-to-market losses recorded in the three-month and nine-month periods ended September 30, 2010, respectively.

Derivative Instrument Contingent Features

Certain of the Company’s derivative instruments contain provisions that require the Company’s debt to be maintained at an investment grade credit rating from each of the major credit rating agencies.  If the Company’s debt were to fall below investment grade, the Company would be in violation of these provisions, and the counterparties to the derivative instruments could potentially require the Company to post collateral for certain of the derivative instruments.  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position at September 30, 2011 was $13.4 million.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.  Fair Value Measurement

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis at the date indicated.

	Fair Value	Fair Value Measurements at September 30, 2011
	as of	Using Fair Value Hierarchy
	September 30, 2011	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Commodity derivatives	$216	$-	$216	$-
Long-term investments	958	958	-	-
Total	$1,174	$958	$216	$-

Liabilities:
Commodity derivatives	$30,127	$-	$30,127	$-
Interest-rate swap derivatives	79,195	-	79,195	-
Total	$109,322	$-	$109,322	$-

The Company’s Level 1 instruments primarily consist of trading securities related to a non-qualified deferred compensation plan that are valued based on active market quotes.  The Company’s Level 2 instruments primarily include natural gas and NGL price swaps and NGL processing spread swap derivatives and interest-rate swap derivatives that are valued using pricing models based on an income approach that discounts future cash flows to a present value amount.  The significant pricing model inputs for natural gas and NGL price swaps and NGL processing spread swap derivatives include published NYMEX forward index prices for delivery of natural gas at Henry Hub, Permian Basin and Waha, and NGL at Mont Belvieu.  The significant pricing model inputs for interest-rate swaps include published rates for U.S. Dollar LIBOR interest rate swaps.  The pricing models also adjust for nonperformance risk associated with the counterparty or Company, as applicable, through the use of credit risk adjusted discount rates based on published default rates.  The Company did not have any Level 3 instruments measured at fair value at September 30, 2011 or December 31, 2010.

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

North Attleboro MGP Site in Massachusetts (North Attleboro Site).  In November 2003, the MADEP issued a Notice of Responsibility to New England Gas Company, acknowledging receipt of prior notifications and investigative reports submitted by New England Gas Company, following the discovery of suspected coal tar material at the North Attleboro Site.  Subsequent sampling in the adjacent river channel revealed sediment impacts necessitating the investigation of off-site properties.  Assessment activities have recently been completed and it is estimated that the Company will spend approximately $10.9 million over the next several years to complete remediation activities at the North Attleboro Site, as well as maintain the engineered barrier constructed in 2008 at the upland portion of the site.  As New England Gas Company is allowed to recover environmental remediation expenditures through rates associated with its Massachusetts operations, the estimated costs associated with the North Attleboro Site have been included in Regulatory assets in the unaudited interim Condensed Consolidated Balance Sheet.

Environmental Remediation Liabilities

The table below reflects the amount of accrued liabilities recorded in the Condensed Consolidated Balance Sheet at the dates indicated to cover environmental remediation actions where management believes a loss is probable and reasonably estimable.  The Company does not have any material environmental remediation matters assessed as reasonably possible.

	September 30,	December 31,
	2011	2010

	(In thousands)

Current	$7,212	$10,648
Noncurrent	14,137	11,920
Total environmental liabilities	$21,349	$22,568

Litigation and Other Claims

Will Price.  Will Price, an individual, filed actions in the U.S. District Court for the District of Kansas for damages against a number of companies, including Panhandle, alleging mis-measurement of natural gas volumes and Btu content, resulting in lower royalties to mineral interest owners.  On September 19, 2009, the Court denied plaintiffs’ request for class certification.  Plaintiffs have filed a motion for reconsideration, which the Court denied on March 31, 2010.  Panhandle believes that its measurement practices conformed to the terms of its FERC natural gas tariffs, which were filed with and approved by the FERC.  As a result, the Company believes that it has meritorious defenses to the Will Price lawsuit (including FERC-related affirmative defenses, such as the filed rate/tariff doctrine, the primary/exclusive jurisdiction of the FERC, and the defense that Panhandle complied with the terms of its tariffs).  In the event that Plaintiffs refuse Panhandle’s pending request for voluntary dismissal, Panhandle will continue to vigorously defend the case.  The Company believes it has no liability associated with this proceeding.

Attorney General of the Commonwealth of Massachusetts v New England Gas Company.  On July 7, 2011, the Massachusetts Attorney General (AG) filed a regulatory complaint with the MDPU against New England Gas Company with respect to certain environmental cost recoveries.  The AG is seeking a refund to New England Gas Company customers for alleged “excessive and imprudently incurred costs” related to legal fees associated with the Company’s environmental response activities.  In the complaint, the AG requests that the MDPU initiate an investigation into the New England Gas Company’s collection and reconciliation of recoverable environmental costs including:  (i) the prudence of any and all legal fees, totaling $18.5 million, that were charged by the Kasowitz, Benson, Torres & Friedman firm and passed through the recovery mechanism since 2005, the year when a partner in the firm, the Company’s current Vice Chairman, President and COO, joined the Company’s management team; (ii) the prudence of any and all legal fees that were charged by the Bishop, London & Dodds firm and passed through the recovery mechanism since 2005, the period during which a member of the firm served as the Company’s Chief Ethics Officer; and (iii) the propriety and allocation of legal fees charged that were passed through the recovery mechanism and whether they would qualify for a lesser, 50 percent, level of recovery.  The Company has filed its answer, a motion to dismiss and a motion for oral argument on its motion to dismiss, all of which have been opposed by the Attorney General and remain pending.  The Company believes it has complied with all applicable requirements of the MDPU regarding its filings for cost recovery and has not recorded any accrued liability; however, the Company will continue to assess its potential exposure for such cost recoveries as the matter progresses.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Air Quality Control.  SUGS is currently negotiating settlements to certain enforcement actions by the NMED and the TCEQ.

Compliance Orders from the New Mexico Environmental Department

Since the first quarter of 2010, SUGS has been in discussions with the NMED concerning allegations of violations of New Mexico air regulations related to the Jal #3 and Jal #4 facilities.  The NMED has issued amended compliance orders (COs) for both facilities and has recently provided specific feedback on affirmative defenses raised by SUGS to the allegations and a penalty calculation for the alleged violations at Jal #4.  The penalty calculation, components of which violate the NMED’s own penalty policy, for the three alleged violations in the Jal #4 CO is $518,720.  SUGS has not received proposed penalty calculations for the 19 alleged violations at Jal #3.  One of the alleged violations at Jal #3 is identical to the alleged violations at Jal #4.

SUGS has meritorious defenses to the NMED claims and can offer significant mitigating factors to the claimed violations, including the installation of approximately $50 million of emission control equipment in the last nine years at these facilities.  The Company has recorded an accrued liability and will continue to assess its potential exposure to the allegations as the matter progresses.

Litigation Relating to the Merger with ETE

On June 21, 2011, a putative class action lawsuit captioned Jaroslawicz v. Southern Union Company, et al., Cause No. 2011-37091, was filed in the 333rd Judicial District Court of Harris County, Texas.  The petition names as defendants the members of the Southern Union Board, as well as Southern Union and ETE.  The plaintiff alleges that the defendants breached their fiduciary duties to Southern Union’s stockholders or aided and abetted breaches of fiduciary duties in connection with the Merger.  The petition alleges that the Merger involves an unfair price and an inadequate sales process and that defendants entered into the transaction to benefit themselves personally.  The petition seeks injunctive relief, including to enjoin the Merger, attorneys’ and other fees and costs, indemnification and other relief.

Also on June 21, 2011, another putative class action lawsuit captioned Magda v. Southern Union Company, et al., Cause No. 2011-37134, was filed in the 11th Judicial District Court of Harris County, Texas.  The petition named as defendants the members of the Southern Union Board, Southern Union and ETE.  The plaintiff alleges that the Southern Union directors breached their fiduciary duties to Southern Union’s stockholders in connection with the Merger and that Southern Union and ETE aided and abetted those alleged breaches.  The petition alleges that the Merger involves an unfair price and an inadequate sales process, that Southern Union’s directors entered into the Merger to benefit themselves personally, and that defendants have failed to disclose all material information related to the Merger to Southern Union stockholders.  The petition seeks injunctive relief, including to enjoin the Merger, and an award of attorneys’ and other fees and costs, in addition to other relief.

On June 28, 2011 and August 19, 2011, amended petitions were filed in the Magda and Jaroslawicz actions, respectively, naming the same defendants and alleging that the Southern Union directors breached their fiduciary duties to Southern Union’s stockholders in connection with the Merger and that Southern Union and ETE aided and abetted those alleged breaches of fiduciary duty.  The amended petitions allege that the Merger involves an unfair price and an inadequate sales process, that Southern Union’s directors entered into the Merger to benefit themselves personally, including through consulting and noncompete agreements, and that defendants have failed to disclose all material information related to the Merger to Southern Union stockholders.  The amended petitions seek injunctive relief, including to enjoin the Merger, and an award of attorneys’ and other fees and costs, in addition to other relief.  The two Texas cases have been consolidated with the following style: in re:  Southern Union Company; Cause No. 2011-37091, in the 333rd Judicial District Court of Harris County, Texas.  On October 21, 2011, the court denied ETE’s October 13, 2011 motion to stay the Texas proceeding in favor of cases pending in the Delaware Court of Chancery (described below).  A hearing for an application for a temporary injunction against the Merger has been reserved, but not scheduled by order of the court, in Texas on November 15 and 16, 2011.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On June 27, 2011, a putative class action lawsuit captioned Southeastern Pennsylvania Transportation Authority, et al. v. Southern Union Company, et al., C.A. No. 6615-CS, was filed in the Delaware Court of Chancery.  The complaint names as defendants the members of the Southern Union Board, Southern Union and ETE.  The plaintiffs allege that the Southern Union directors breached their fiduciary duties to Southern Union’s stockholders in connection with the Merger, and further claim that ETE aided and abetted those alleged breaches.  The complaint alleges that the Merger involves an unfair price and an inadequate sales process, that Southern Union’s directors entered into the Merger to benefit themselves personally, including through consulting and noncompete agreements, and that the directors should deem a competing proposal made by The Williams Companies, Inc.  (Williams) to be superior.  The complaint seeks compensatory damages, injunctive relief, including to enjoin the Merger, and an award of attorneys’ and other fees and costs, in addition to other relief.

On June 29 and 30, 2011, putative class action lawsuits captioned KBC Asset Management NV v. Southern Union Company, et al., C.A. No. 6622-CS, and LBBW Asset Management Investment GmbH v. Southern Union Company, et al., C.A. No. 6627-CS, respectively were filed in the Delaware Court of Chancery.  The complaints name as defendants the members of the Southern Union Board, Southern Union, ETE and Merger Sub.  The plaintiffs allege that the Southern Union directors breached their fiduciary duties to Southern Union’s stockholders in connection with the Merger and that ETE aided and abetted those alleged breaches.  The complaints allege that the Merger involves an unfair price and an inadequate sales process, that Southern Union’s directors entered into the Merger to benefit themselves personally, including through consulting and noncompete agreements, and that the directors must give full consideration to the Williams proposal.  The complaint seeks compensatory damages, injunctive relief, including to enjoin the Merger, and an award of attorneys’ and other fees and costs, in addition to other relief.

On July 6, 2011, a putative class action lawsuit captioned Memo v. Southern Union Company, et al., C.A. No. 6639-CS, was filed in the Delaware Court of Chancery.  The complaint names as defendants the members of the Southern Union Board, Southern Union ETE and Merger Sub.  The plaintiffs allege that the Southern Union directors breached their fiduciary duties to Southern Union’s stockholders in connection with the amended Merger agreement and that Southern Union, ETE and Merger Sub aided and abetted those alleged breaches.  The complaint alleges that the Merger involves an unfair price and an inadequate sales process, that Southern Union’s directors entered into the Merger to benefit themselves personally, and that the terms of the amended Merger agreement are preclusive.  The complaint seeks injunctive relief, including to enjoin the Merger, and an award of attorneys’ and other fees and costs, in addition to other relief.

On August 25, 2011, an amended complaint was filed in the Southeastern Pennsylvania Transportation Authority, KBC Asset Management NV and LBBW Asset Management Investment GmbH actions pending in the Delaware Court of Chancery naming the same defendants as the original complaints in those actions and alleging that the Southern Union directors breached their fiduciary duties to Southern Union’s stockholders in connection with the Merger, that ETE aided and abetted those alleged breaches of fiduciary duty, and that the provisions in Section 5.4 of the Second Amended Merger Agreement relating to Southern Union’s ability to accept a superior proposal is invalid under Delaware law.  The amended complaint alleges that the Merger involves an unfair price and an inadequate sales process, that Southern Union’s directors entered into the Merger to benefit themselves personally, including through consulting and noncompete agreements, and that defendants have failed to disclose all material information related to the Merger to Southern Union stockholders.  The amended complaint seeks injunctive relief, including to enjoin the Merger and an award of attorneys’ and other fees and costs, in addition to other relief.  The court presiding over the Delaware cases has scheduled a hearing on plaintiffs’ request for an injunction of the transaction for November 28, 2011.

The Company has not recorded an accrued liability and believes the allegations of all the foregoing actions related to the Merger with ETE lack merit and intends to contest them vigorously.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Liabilities for Litigation and Other Claims

In addition to the matters discussed above, the Company is involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business.

The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable.  When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made.  As of September 30, 2011 and December 31, 2010, the Company recorded litigation and other claim-related accrued liabilities of $28.1 million and $26.9 million, respectively.  Except for the matters discussed above, the Company does not have any material litigation or other claim contingency matters assessed as at least reasonably possible that would require disclosure in the financial statements.

Other Commitments and Contingencies

Regulation and Rates.  See Note 14 – Regulation and Rates for potential contingent matters associated with the Company’s regulated operations.

Unclaimed Property Audits.  The Company is subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment (the transfer of property to the state) of unclaimed or abandoned funds, and is subject to audit and examination for compliance with these requirements.  The Company is currently being examined by a third party auditor on behalf of nine states for compliance with unclaimed property laws.

Future Regulatory Compliance Commitments

SPCC Rules.  In 2008 and 2009, the EPA adopted amendments to the SPCC rules with the stated intention of providing greater clarity, tailoring requirements and streamlining requirements.  On October 7, 2010, the EPA amended the compliance date for certain facilities from November 10, 2010 to November 10, 2011.  The Company has reviewed the impact of the modified regulations on its operations in its Transportation and Storage and Gathering and Processing segments and is finalizing implementation in accordance with the provisions found in the updated rule.  Costs associated with these activities have not had a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Air Quality Control

Transportation and Storage Segment.  In August 2010, the EPA finalized a rule that requires reductions in a number of pollutants, including formaldehyde and carbon monoxide, for certain engines regardless of size at Area Sources (sources that emit less than ten tons per year of any one Hazardous Air Pollutant (HAP) or twenty-five tons per year of all HAPs) and engines less than 500 horsepower at Major Sources (sources that emit ten tons per year or more of any one HAP or twenty-five tons per year of all HAPs).  Compliance is required by October 2013.  It is anticipated that the limits adopted in this rule will be used in a future EPA rule that is scheduled to be finalized in 2013, with compliance required in 2016.  This future rule is expected to require reductions in formaldehyde and carbon monoxide emissions from engines greater than 500 horsepower at Major Sources.

Nitrogen oxides are the primary air pollutant from natural gas-fired engines.  Nitrogen oxide emissions may form ozone in the atmosphere.  In 2008, the EPA lowered the ozone standard to seventy-five parts per billion (ppb) with compliance anticipated in 2013 to 2015.  In January 2010, the EPA proposed lowering the standard to sixty to seventy ppb in lieu of the seventy-five ppb standard, with compliance required in 2014 or later.  In September 2011, the EPA decided to rescind the proposed lower ozone standard and begin the process to implement the 75 ppb ozone standard established in 2008.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In January 2010, the EPA finalized a 100 ppb one-hour nitrogen dioxide standard.  The rule requires the installation of new nitrogen dioxide monitors in urban communities and roadways by 2013.  This new monitoring may result in additional nitrogen dioxide non-attainment areas.  In addition, ambient air quality modeling may be required to demonstrate compliance with the new standard.

The Company is currently reviewing the potential impacts of the August 2010 Area Source National Emissions Standards for Hazardous Air Pollutants rule, implementation of the 2008 ozone standard and the new nitrogen dioxide standard on operations in its Transportation and Storage and Gathering and Processing segments and the potential costs associated with the installation of emission control systems on its existing engines.  The ultimate costs associated with these activities cannot be estimated with any certainty at this time, but the Company believes, based on the current understanding of the current and proposed rules, such costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

Gathering and Processing Segment.  The Texas Commission on Environmental Quality recently initiated a state-wide emissions inventory for the sulfur dioxide emissions from sites with reported emissions of 10 tons per year or more.  If this data demonstrates that any source or group of sources may cause or contribute to a violation of the National Ambient Air Quality Standards, they must be sufficiently controlled to ensure timely attainment of the standard.  This may potentially affect three SUGS recovery units in Texas.  It is unclear at this time how the NMED will address the sulfur dioxide standard.

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

Sales of products or services between segments are billed at regulated rates or at market rates, as applicable.  There were no material intersegment revenues during the three- and nine-month periods ended September 30, 2011 and 2010.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables set forth certain selected financial information for the Company’s segments for the periods presented or at the dates indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

	(In thousands)
Operating revenues from external customers:
Transportation and Storage	$192,699	$186,563	$584,753	$560,328
Gathering and Processing	339,658	214,893	891,825	758,460
Distribution	80,763	82,141	506,412	490,113
Total segment operating revenues	613,120	483,597	1,982,990	1,808,901
Corporate and other activities	4,091	3,930	12,650	10,716
	$617,211	$487,527	$1,995,640	$1,819,617

Depreciation and amortization:
Transportation and Storage	$31,881	$31,191	$96,118	$91,264
Gathering and Processing	18,301	17,151	54,153	52,442
Distribution	8,285	8,216	25,099	24,139
Total segment depreciation and amortization	58,467	56,558	175,370	167,845
Corporate and other activities	860	747	2,579	2,213
	$59,327	$57,305	$177,949	$170,058

Earnings from unconsolidated investments:
Transportation and Storage	$26,310	$30,768	$77,193	$73,762
Gathering and Processing	16	1,017	46	3,397
Corporate and other activities	360	551	1,196	1,297
	$26,686	$32,336	$78,435	$78,456

Segment performance:
Transportation and Storage EBIT	$113,432	$112,099	$353,025	$325,770
Gathering and Processing EBIT	20,631	(11,366)	29,735	35,715
Distribution EBIT	5,414	6,299	32,355	42,009
Total segment EBIT	139,477	107,032	415,115	403,494
Corporate and other activities	(2,074)	2,063	(2,543)	2,680
Interest expense	54,925	55,239	165,429	161,551
Federal and state income taxes	24,446	16,525	68,676	75,943
Net earnings	58,032	37,331	178,467	168,680
Preferred stock dividends	-	699	-	5,040
Loss on extinguishment of preferred stock	-	-	-	3,295
Net earnings available for common
stockholders	$58,032	$36,632	$178,467	$160,345

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30,	December 31,
	2011	2010

	(In thousands)
Total assets:
Transportation and Storage	$5,261,192	$5,224,992
Gathering and Processing	1,748,984	1,700,598
Distribution	1,021,552	1,135,352
Total segment assets	8,031,728	8,060,942
Corporate and other activities	184,349	177,601
Total assets	$8,216,077	$8,238,543

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

	(In thousands)
Expenditures for long-lived assets:
Transportation and Storage	$41,717	$58,363	$80,886	$114,620
Gathering and Processing	27,934	15,580	84,447	57,286
Distribution	17,454	11,796	37,863	28,051
Total segment expenditures for long-lived
assets	87,105	85,739	203,196	199,957
Corporate and other activities	1,399	(2,185)	3,303	4,096
Total expenditures for long-lived assets (1)	$88,504	$83,554	$206,499	$204,053

_______________________
(1)
Related cash impact includes the net increase in capital accruals totaling $1.6 million for the three-month period ended September 30, 2011 and the net reduction in capital accruals totaling $800,000 for the three-month period ended September 30, 2010.  Related cash impact includes the net reduction in capital accruals totaling $24.4 million and $8.7 million for the nine-month periods ended September 30, 2011 and 2010, respectively.

14.  Regulation and Rates

Panhandle.  On August 31, 2009, Sea Robin filed with the FERC to implement a rate surcharge to recover Hurricane Ike-related costs not otherwise recovered from insurance proceeds or from other third parties, with initial accumulated net costs of approximately $38 million included in the filing.  On September 30, 2009, the FERC approved the surcharge to be effective March 1, 2010, subject to refund and the outcome of hearings with the FERC to explore issues set forth in certain customer protests, including the costs to be included and the applicability of the surcharge to discounted contracts.  The Administrative Law Judge issued an initial decision on December 13, 2010, approving the surcharge for recovery from all shippers, including discounted and non-discounted shippers, over a recovery period of 21.4 years and including applicable carrying charges.  The Company, as well as other parties, have filed briefs for exception on certain aspects of the decision.  On August 31, 2011, Sea Robin submitted its latest semiannual filing related to the surcharge, which reflected updated costs incurred through June 30, 2011 of approximately $47 million, net of insurance and surcharge recoveries, which were reflected in the updated surcharge rate effective October 1, 2011, subject to refund.  Approximately $17.7 million of estimated refunds have been reserved for as of September 30, 2011.  The ultimate outcome of this matter is still pending a final FERC decision.

In October 2011, Trunkline and Sea Robin jointly filed with the FERC to transfer all of Trunkline’s offshore facilities, and certain related onshore facilities, by abandonment and sale to Sea Robin to consolidate and streamline the ownership and operation of all regulated offshore assets under one entity and better position the offshore assets competitively.  The transfer is subject to approval by the FERC.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Missouri Gas Energy.  On July 13, 2011, a joint application was filed by Southern Union, Sigma and ETE requesting that the MPSC authorize Southern Union to take certain actions to allow ETE to acquire the equity interests of Southern Union.  Although no procedural schedule has been established, on July 14, 2011, the MPSC issued an order directing its staff to file, by August 15, 2011, its recommendation regarding the proposed merger, or a status report indicating when it will be able to file its recommendation.  In response, the MPSC staff indicated that its review of the joint application, as amended on September 15, 2011, was ongoing.  For additional related information, see Note 3 – ETE Merger.

On June 10, 2011, Missouri Gas Energy filed an application with the MPSC requesting authority to defer the financial impact of the tornado that struck Joplin, Missouri on May 22, 2011, on the grounds that the tornado constituted a material, extraordinary and non-recurring event with respect to Missouri Gas Energy’s operations.  If deferral authority is granted, Missouri Gas Energy would be permitted to defer as a regulatory asset for consideration of recovery in a future rate proceeding the incremental costs and lost fixed cost recovery occasioned by the tornado.  It is expected that the MPSC will address this request within a reasonable, but presently unknown, time frame, but in no event later than January 2012.

On April 2, 2009, Missouri Gas Energy made a filing with the MPSC seeking to implement an annual base rate increase of approximately $32.4 million.  On February 10, 2010, the MPSC issued its Report and Order in this case, authorizing a revenue increase of $16.2 million and approving distribution rate structures for Missouri Gas Energy’s residential and small general service customers (which comprised approximately 99 percent of its total customers and approximately 91 percent of its net operating revenues at the time the rates went into effect) that eliminate the impact of weather and conservation for residential and small general service margin revenues and related earnings in Missouri.  The new rates became effective February 28, 2010.  Judicial review of the MPSC’s Report and Order is being sought by the Office of the Public Counsel, with respect to rate structure issues, and by Missouri Gas Energy, with respect to cost of capital issues.  Those judicial review proceedings are not expected to be complete until 2012, and the results of such proceedings are not expected to have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.

New England Gas Company.  On September 15, 2008, New England Gas Company made a filing with the MDPU seeking recovery of approximately $4 million, or 50 percent of the amount by which its 2007 earnings fell below a return on equity of 7 percent.  This filing was made pursuant to New England Gas Company’s rate settlement approved by the MDPU in 2007.  On February 2, 2009, the MDPU issued its order denying the Company’s requested earnings sharing adjustments (ESA) in its entirety.  The Company appealed that decision to the Massachusetts Supreme Judicial Court (MSJC).  On November 13, 2009, New England Gas Company made a similar filing with the MDPU, also pursuant to the above-referenced settlement, to recover approximately $1.7 million, representing 50 percent of the amount by which its 2008 earnings deficiency fell below a return on equity of 7 percent.  The MDPU held the 2008 ESA matter in abeyance pending judicial resolution of the issues pertaining to the 2007 ESA.  On February 11, 2011, the MSJC issued an opinion reversing the MDPU’s rejection of New England Gas Company’s 2007 ESA and remanded the matter back to the MDPU to determine the appropriate amount of the 2007 ESA and the method for recovery.  On July 13, 2011, New England Gas Company filed its motion for proceeding on remand requesting that the MDPU (i) find that $4.1 million is the appropriate ESA amount for recovery related to calendar year 2007 and that such amount should be recovered over a 12-month period beginning November 1, 2011; and (ii) investigate New England Gas Company’s request for recovery of an ESA amount of $1.7 million over a twelve-month period beginning November 1, 2012.  The MDPU has not established a procedural schedule for the processing of these matters.

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15.  Stockholders’ Equity

Dividends.  The table below presents the amount of cash dividends declared and paid in the period.

Shareholder	Date	Amount	Amount
Record Date	Paid	Per Share	Paid
			(In thousands)

September 30, 2011	October 14, 2011	$0.15	$18,712
June 24, 2011	July 8, 2011	0.15	18,709
March 25, 2011	April 8, 2011	0.15	18,700

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

The following table provides a reconciliation of EBIT (by segment) to Net earnings available for common stockholders for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In thousands)
EBIT:
Transportation and storage segment	$113,432	$112,099	$353,025	$325,770
Gathering and processing segment	20,631	(11,366)	29,735	35,715
Distribution segment	5,414	6,299	32,355	42,009
Corporate and other activities	(2,074)	2,063	(2,543)	2,680
Total EBIT	137,403	109,095	412,572	406,174
Interest expense	54,925	55,239	165,429	161,551
Earnings before income taxes	82,478	53,856	247,143	244,623
Federal and state income tax expense	24,446	16,525	68,676	75,943
Net earnings	58,032	37,331	178,467	168,680
Preferred stock dividends	-	699	-	5,040
Loss on extinguishment of preferred stock	-	-	-	3,295
Net earnings available for common stockholders	$58,032	$36,632	$178,467	$160,345

Three-month period ended September 30, 2011 versus the three-month period ended September 30, 2010.  The Company’s $21.4 million increase in Net earnings available for common stockholders was primarily due to:

•
Higher EBIT contribution of $32 million at the Gathering and Processing segment largely attributable to higher gross margin of $37.1 million resulting from the impact of a $1.6 million net hedging gain in 2011 versus a net hedging loss of $23.9 million in 2010 and higher net revenue margin of $11.6 million (unadjusted for the impact of hedges) primarily due to higher market-driven realized average natural gas and NGL prices in the 2011 period; and

•
Higher EBIT contribution of $1.3 million from the Transportation and Storage segment as Panhandle’s contribution increased $5.8 million primarily attributable to higher operating revenue of $6.1 million mainly due to increased supply area capacity sold on Trunkline and higher short-term capacity sold on PEPL, partially offset by lower equity earnings of $4.5 million from the Company’s unconsolidated investment in Citrus.  Citrus’ results were largely impacted by the Phase VIII Expansion project going into service on April 1, 2011, resulting in lower other income of $17.9 million, higher interest expense of $7.4 million, higher depreciation expense of $4.1 million and a $2.9 million increase in operating expenses, partially offset by higher transportation revenues of $27 million.

These improvements in earnings were partially offset by:

•	Higher federal and state income tax expense of $7.9 million primarily due to higher pre-tax earnings in 2011; and
•	Lower EBIT contribution of $4.1 million from Corporate and other activities primarily due to legal and other outside service costs related to the potential merger with ETE.

Nine-month period ended September 30, 2011 versus the nine-month period ended September 30, 2010.  The Company’s $18.1 million increase in Net earnings available for common stockholders was primarily due to:

•
Higher EBIT contribution of $27.3 million from the Transportation and Storage segment as Panhandle’s contribution increased $23.8 million on higher operating revenue of $24.4 million mainly due to the LNG terminal infrastructure enhancement project being placed in service in March 2010 and higher equity earnings of $3.4 million from the Company’s unconsolidated investment in Citrus largely driven by higher transportation revenues resulting from placing Florida Gas’ Phase VIII Expansion project into service on April 1, 2011;

•	Lower preferred stock dividends of $8.3 million due to the Company’s redemption of all of its outstanding shares of preferred stock in July 2010; and
•	Lower federal and state income tax expense of $7.3 million primarily due to the impact of $5.3 million of state investment tax credits recorded in 2011.

These improvements in earnings were partially offset by:

•
Lower EBIT contribution of $9.7 million from the Distribution segment mainly due to higher operating, maintenance and general expenses of $8.6 million largely attributable to higher legal, injuries and damages costs of $2.9 million, the impact of a $1.5 million favorable environmental settlement realized in 2010, higher tornado related costs of $1.2 million and higher other operating, maintenance and general expenses of $3 million;

•
Lower EBIT contribution of $6 million from the Gathering and Processing segment largely attributable to higher operating expenses of $9.1 million and lower contributions from the investment in Grey Ranch of $3.4 million, partially offset by a higher net revenue margin of $18.3 million (unadjusted for the impact of hedges).  The higher revenue margin was driven by higher market-driven realized average NGL prices in the 2011 period, partially offset by a $12.8 million net hedging loss in 2011 versus $3 million in 2010; and

Higher interest expense of $3.9 million primarily attributable to the impact of the lower level of interest costs capitalized attributable to lower average capital project balances outstanding in 2011.

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

The following table illustrates the results of operations applicable to the Company’s Transportation and Storage segment for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In thousands, except volumes)

Operating revenues (1)	$192,699	$186,563	$584,753	$560,328

Operating, maintenance and general	65,324	65,322	186,883	190,228
Depreciation and amortization	31,881	31,191	96,118	91,264
Taxes other than on income and revenues	8,652	8,731	26,393	26,856
Total operating income	86,842	81,319	275,359	251,980
Earnings from unconsolidated investments	26,310	30,768	77,193	73,762
Other income, net	280	12	473	28
EBIT	$113,432	$112,099	$353,025	$325,770

Panhandle natural gas volumes transported (TBtu): (2)
PEPL	122	123	421	413
Trunkline	172	160	549	481
Sea Robin	24	43	92	133
Florida Gas natural gas volumes transported (3)	257	241	673	644

_____________
(1)	Reservation revenues comprised 89 percent of total operating revenues in the three- and nine-month periods ended September 30, 2011 and September 30, 2010, respectively.
(2)	Includes transportation deliveries made throughout the Company’s pipeline network.
(3)	Represents 100 percent of Florida Gas natural gas volumes transported versus the Company’s effective equity ownership interest of 50 percent.

Three-month period ended September 30, 2011 versus the three-month period ended September 30, 2010. The $1.3 million EBIT improvement in the period ended September 30, 2011 versus the same period in 2010 was primarily due to a higher EBIT contribution from Panhandle totaling $5.8 million, partially offset by lower equity earnings of $4.5 million, mainly from the Company’s unconsolidated investment in Citrus.

Panhandle’s $5.8 million EBIT improvement was mainly due to:

•	Higher operating revenues of $6.1 million primarily due to:
o
Increased transportation and storage revenue of $3.9 million primarily attributable to higher reservation revenues on Trunkline of $2.3 million attributable to increased supply area capacity sold and higher reservation revenues on PEPL of $1.4 million primarily due to higher short-term capacity sold; and

o	Higher LNG revenues of $1.5 million primarily due to a higher rate effective March 2011, partially offset by lower volumes from decreased LNG cargoes during 2011; and
•	Operating, maintenance and general expenses were flat in 2011 versus 2010 primarily due to:
o	A $1.3 million increase in medical costs;
o	A $1.3 million increase in hydrostatic testing costs to meet pipeline safety requirements;
o
A $1.2 million decrease in legal expenses primarily due to higher 2010 expense incurred for certain litigation with several contractors related to the Company’s East End project, which was settled in the second quarter of 2011; and

o	Lower plant service costs of $1.2 million primarily due to inspection costs incurred in the 2010 period related to the LNG terminal infrastructure enhancement project placed in service in March 2010.

Equity earnings, mainly attributable to the Company’s unconsolidated investment in Citrus, were lower by $4.5 million in 2011 versus 2010 primarily due to the following items, adjusted where applicable to reflect the Company’s proportional equity share in Citrus:

•	Lower other income of $17.9 million largely driven by lower equity AFUDC due to placing Florida Gas’ Phase VIII Expansion project into service on April 1, 2011;
•
Higher interest expense of $7.4 million primarily due to the issuance of $500 million 5.45% Senior Notes and $350 million 4.00% Senior Notes in July 2010 and lower capitalized debt AFUDC mainly due to placing the Phase VIII Expansion project into service, partially offset by lower interest expense resulting from the repayment of the $325 million 7.625% Senior Notes in August 2010;

•	Higher depreciation expense of $4.1 million primarily due to completion of the Phase VIII Expansion project;
•
A $2.9 million increase in operating expenses in the 2011 period mainly due to the Phase VIII Expansion project being placed into service and other operating cost increases for materials and outside services; and

•	Higher transportation revenues of $27 million primarily due to placing the Phase VIII Expansion project into service on April 1, 2011.

Nine-month period ended September 30, 2011 versus the nine-month period ended September 30, 2010. The $27.3 million EBIT improvement in the period ended September 30, 2011 versus the same period in 2010 was primarily due to a higher EBIT contribution from Panhandle totaling $23.8 million and higher equity earnings of $3.4 million, mainly from the Company’s unconsolidated investment in Citrus.

Panhandle’s $23.8 million EBIT improvement was mainly due to:

•	Higher operating revenues of $24.4 million primarily due to:
o	Higher LNG revenues of $19 million primarily due to the LNG terminal infrastructure enhancement project placed in service in March 2010;
o
Increased transportation and storage revenues of $4.3 million primarily attributable to higher transportation reservation revenues of $7 million primarily due to higher short-term capacity sold based on operational availability and increased Trunkline supply area capacity sold, partially offset by lower transportation interruptible revenues of $2.3 million largely attributable to lower volumes in 2011 on Sea Robin primarily resulting from market conditions; and

•	Lower operating, maintenance and general expenses of $3.3 million in 2011 versus 2010 primarily attributable to:
o
A $12.8 million reduction in legal expenses primarily resulting from the settlement of certain litigation in the second quarter of 2011 with several contractors related to the Company’s East End project, which settlement includes a prior year expense recovery of $9.4 million;

o
Impact of a net reduction of $3.6 million in the 2010 period in the repair and abandonment cost provision for Hurricanes Ike and Gustav resulting from favorable weather conditions experienced and increased project efficiencies;

o	A $3.2 million increase in fuel tracker costs primarily due to a net under-recovery in 2011 versus an over-recovery in 2010; and
o	A $2.6 million increase in benefit expenses primarily due to higher medical costs; and
•
Increased depreciation and amortization expense of $4.9 million in 2011 versus 2010 primarily due to the LNG terminal infrastructure enhancement project placed in service in March 2010 and a $97.3 million increase in property, plant and equipment placed in service after September 30, 2010.  Depreciation and amortization expense is expected to continue to increase primarily due to ongoing capital additions.

Equity earnings, mainly attributable to the Company’s unconsolidated investment in Citrus, were higher by $3.4 million in 2011 versus 2010 primarily due to the following items, adjusted where applicable to reflect the Company’s proportional equity share in Citrus:

•	Higher transportation revenues of $53.9 million primarily due to placing the Phase VIII Expansion project into service on April 1, 2011;
•	Lower other income of $15.5 million largely driven by lower equity AFUDC due to placing Florida Gas’ Phase VIII Expansion project into service on April 1, 2011;
•
Higher interest expense of $14.6 million primarily due to the issuance of $500 million 5.45% Senior Notes and $350 million 4.00% Senior Notes in July 2010 and lower capitalized debt AFUDC mainly due to placing the Phase VIII Expansion project into service, partially offset by the repayment of the $325 million 7.625% Senior Notes in August 2010;

•	Higher operating expenses of $7 million mainly due to the Phase VIII Expansion project being placed into service and pipeline integrity assessments;
•
Higher depreciation expense of $7.1 million primarily due to completion of the Phase VIII Expansion project, partially offset by reduced depreciation rates associated with the rate case settlement approved by FERC on February 24, 2011; and

•	Higher income tax expense of $5.3 million primarily due to higher pre-tax earnings.

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

Citrus property taxes are anticipated to increase effective January 1, 2012 due to the Phase VIII assets being completed and placed in service in April 2011.

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

The following table presents the results of operations applicable to the Company’s Gathering and Processing segment for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In thousands, except volumes and
	average pricing)

Operating revenues, excluding impact of
commodity derivative instruments	$338,023	$238,804	$904,655	$761,431
Realized and unrealized commodity derivatives	1,635	(23,911)	(12,830)	(2,971)
Operating revenues	339,658	214,893	891,825	758,460
Cost of natural gas and other energy (1)	(276,816)	(189,156)	(736,316)	(611,405)
Gross margin (2)	62,842	25,737	155,509	147,055
Operating, maintenance and general	23,256	19,897	67,361	58,260
Depreciation and amortization	18,301	17,151	54,153	52,442
Taxes other than on income and revenues	680	1,388	4,406	4,353
Total operating income	20,605	(12,699)	29,589	32,000
Earnings (loss) from unconsolidated investments	16	1,017	46	3,397
Other income, net	10	316	100	318
EBIT	$20,631	$(11,366)	$29,735	$35,715

Operating Information:
Volumes
Avg natural gas processed (MMBtu/d)	442,983	444,316	416,460	431,544
Avg NGL produced (gallons/d)	1,576,678	1,521,859	1,469,218	1,458,582
Avg natural gas wellhead volumes (MMBtu/d)	509,405	536,724	488,993	536,858
Natural gas sales (MMBtu) (3)	19,381,028	20,905,163	54,016,320	61,286,222
NGL sales (gallons) (3)	183,993,418	165,018,837	506,655,145	471,467,923

Average Pricing
Realized natural gas ($/MMBtu) (4)	$4.01	$3.99	$4.08	$4.38
Realized NGL ($/gallon) (4)	1.38	0.92	1.32	1.03
Natural Gas Daily WAHA ($/MMBtu)	4.05	4.01	4.14	4.39
Natural Gas Daily El Paso ($/MMBtu)	4.01	3.94	4.09	4.33
Estimated plant processing spread ($/gallon)	0.99	0.56	0.94	0.61

________________
(1)	Cost of natural gas and other energy consists of natural gas and NGL purchase costs, fractionation and other fees.
(2)
Gross margin consists of Operating revenues less Cost of natural gas and other energy.  The Company believes that this measure is more meaningful for understanding and analyzing the Gathering and Processing segment’s operating results for the periods presented because commodity costs are a significant factor in the determination of the segment’s revenues.

(3)
Volumes processed by SUGS include volumes sold under various buy-sell arrangements.  For the three-month period ended September 30, 2010, the Company’s operating revenues and related volumes  attributable to its buy-sell arrangements for natural gas totaled $10.4 million and 2.3 million MMBtu.  For the nine-month period ended September 30, 2010, the Company’s operating revenues and related volumes  attributable to its buy-sell arrangements for natural gas totaled $35 million and 7 million MMBtu.  The buy-sell arrangements for natural gas terminated in November 2010.  The Company’s operating revenues and related volumes attributable to its buy-sell arrangements for NGL totaled $46.2 million and $29.2 million and 34.4 million gallons and 32.6 million gallons, for the three-month periods ended September 30, 2011 and September 30, 2010, respectively.  The Company’s operating revenues and related volumes attributable to its buy-sell arrangements for NGL totaled $114.7 million and $86.2 million and 90.1 million gallons and 91 million gallons, for the nine-month periods ended September 30, 2011 and September 30, 2010, respectively.

(4)	Excludes impact of realized and unrealized commodity derivative gains and losses detailed in the above EBIT presentation.

Three-month period ended September 30, 2011 versus the three-month period ended September 30, 2010. The $32 million EBIT improvement in the period ended September 30, 2011 versus the same period in 2010 was primarily due to the following items:

•	Higher gross margin of $37.1 million primarily as the result of:
o
Impact of a net hedging gain of $1.6 million in the 2011 period versus a net hedging loss of $23.9 million in the 2010 period (which includes the impact of $5.1 million of unrealized gains recorded in 2011);

o
Higher operating revenues of $99.2 million, excluding hedging gains and losses, largely attributable to higher market-driven realized average natural gas and NGL prices (unadjusted for the impact of realized and unrealized commodity derivative gains and losses) of $4.01 per MMBtu and $1.38 per gallon in the 2011 period versus $3.99 per MMBtu and $0.92 per gallon in the 2010 period, respectively; and

o	An $87.6 million increase in the cost of gas and other energy in the 2011 period versus the 2010 period due to higher market-driven natural gas and NGL purchase costs; and
•	Higher operating, maintenance and general expenses of $3.4 million primarily due to:
o	Higher environmental remediation costs of $600,000 primarily due to the timing of cleanup activities;
o	Higher labor costs of $500,000 primarily due to increased overall headcount in the 2011 period;
o	An increase in chemicals and lubricants costs of $400,000, which generally track with the price of oil;
o	Impact of a $400,000 write-off of assets related to the fire at the Keystone natural gas processing plant in January 2011;
o	Higher ongoing litigation costs of $400,000; and
o	Higher contract services of $300,000 primarily due to an increase in equipment rental and external welding and pipe services.

Nine-month period ended September 30, 2011 versus the nine-month period ended September 30, 2010. The $6 million EBIT reduction in the period ended September 30, 2011 versus the same period in 2010 was primarily due to the following items:

•	Higher operating, maintenance and general expenses of $9.1 million primarily due to:
o	Higher contract services of $2.1 million primarily associated with the plant down time experienced in early 2011 due to severe cold weather;
o	An increase in chemicals and lubricants costs of $1.7 million, which generally track with the price of oil;
o	Increased costs of $1.9 million associated with the fire at the Keystone natural gas processing plant in January 2011 including write-offs of assets;
o	Higher labor cost of $1.5 million primarily due to an increased overall headcount in the 2011 period;
o	Higher ongoing litigation costs of $800,000;
o
Higher compensation expense of $800,000 largely due to mark-to-market adjustments for liability share-based compensation awards (which are settled in cash) resulting from an increase in the Southern Union stock price impacted by the potential merger with ETE;

•	Lower contribution from the investment in Grey Ranch of $3.4 million resulting from reduced gas flows; and
•
Increased depreciation and amortization expense of $1.7 million in 2011 versus 2010 primarily due to a $115.2 million increase in property, plant and equipment placed in service after September 30, 2010;

These reductions in EBIT were partially offset by:

Higher gross margin of $8.5 million primarily as the result of:
o	Impact of a net hedging loss of $12.8 million in the 2011 period versus $3 million in the 2010 period (which includes the impact of $9.3 million of unrealized losses recorded in 2011);
o
Higher operating revenues of $143.2 million, excluding hedging gains and losses, largely attributable to higher market-driven realized average NGL prices (unadjusted for the impact of realized and unrealized commodity derivative gains and losses) of $1.32 per gallon in the 2011 period versus $1.03 per gallon in the 2010 period.  This increase was partially offset by lower realized average natural gas prices (unadjusted for the impact of realized and unrealized commodity derivative gains and losses) of $4.08 per MMBtu in the 2011 period versus $4.38 per MMBtu in the 2010 period and reduced throughput volumes as a result of processing plant outages and producer well freeze-offs resulting from unusually cold weather in early 2011; and

o
A $124.9 million increase in the cost of gas and other energy in the 2011  period versus the 2010 period mainly due to higher market-driven NGL purchase costs, partially offset by lower natural gas costs in 2011.

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

The following table illustrates the results of operations applicable to the Company’s Distribution segment for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	($ in thousands)

Net operating revenues (1)	$49,993	$49,932	$173,465	$174,171
Operating, maintenance and general	32,973	32,229	106,688	98,106
Depreciation and amortization	8,285	8,216	25,099	24,139
Taxes other than on income
and revenues	3,229	3,154	9,155	9,666
Total operating income	5,506	6,333	32,523	42,260
Other income (expenses), net	(92)	(34)	(168)	(251)
EBIT	$5,414	$6,299	$32,355	$42,009

Operating Information:
Natural gas sales volumes (MMcf)	3,182	3,291	43,002	44,132
Natural gas transported volumes (MMcf)	3,806	5,316	18,583	20,072

Weather – Degree Days: (2)
Missouri Gas Energy service territories	94	25	3,495	3,199
New England Gas Company service territories	49	32	3,634	3,407

___________________________
(1) Operating revenues for the Distribution segment are reported net of Cost of natural gas and other energy and Revenue-related taxes, which are pass-through costs.
(2) "Degree days" are a measure of the coldness of the weather experienced.  A degree day is equivalent to each degree that the daily mean temperature for a day falls below 65 degrees Fahrenheit.

Three-month period ended September 30, 2011 versus the three-month period ended September 30, 2010.  The $900,000 EBIT reduction in the period ended September 30, 2011 versus the same period in 2010 was primarily due to:

•	Higher operating, maintenance and general expenses of $700,000 primarily attributable to:
o	Higher labor costs of approximately $500,000 largely due to salary increases in the 2011 period;
o	Higher vehicle fuel costs of $400,000 primarily attributable to an increase in gasoline prices; and
o	Lower provisions for uncollectible customer accounts of approximately $500,000 mainly resulting from increased efficiency in disconnecting past due accounts and improved collectability.

Nine-month period ended September 30, 2011 versus the nine-month period ended September 30, 2010. The $9.7 million EBIT reduction in the period ended September 30, 2011 versus the same period in 2010 was primarily due to:

•	Higher operating, maintenance and general expenses of $8.6 million primarily attributable to:
o	Higher legal, injuries and damage claims of $2.9 million primarily due to ongoing litigation;
o	Impact of a $1.5 million settlement in 2010 for a previous environmental cost reimbursement claim made by the Company;
o	Higher costs of approximately $1.2 million related to the tornadoes in Joplin, Missouri;
o	Higher vehicle fuel costs of $900,000 primarily attributable to an increase in gasoline prices;
o	Higher labor costs of $800,000 largely due to new positions filled in the 2011 period; and
o	Higher amortized pension costs of $700,000, which were previously being deferred until such costs were included in Missouri Gas Energy’s new rates, which became effective February 28, 2010.

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

The Company has benefitted from various federal and state governmental programs that have provided home energy assistance to low income customers.  During 2011, the Company received, through grants made on behalf of customers, funding from these agencies totaling $5.2 million, which served to reduce the related delinquent accounts receivable balances.  If these programs were discontinued or the related funding was significantly reduced and the customers’ ability to pay had not changed, the Company would expect that bad debt expense in the Distribution segment would correspondingly increase.

Corporate and Other Activites.

Three-month period ended September 30, 2011 versus the three-month period ended September 30, 2010. The EBIT reduction of $4.1 million was primarily due to legal and other outside service costs of $3.1 million attributable to the potential merger with ETE.

Nine-month period ended September 30, 2011 versus the nine-month period ended September 30, 2010.  The EBIT reduction of $5.2 million was primarily due to legal and other outside service costs of $6.2 million attributable to the potential merger with ETE.

See Item 1.  Financial Statements (Unaudited), Note 3 – ETE Merger for additional information related to the Company’s potential merger with ETE.  On a consolidated basis, the Company recorded merger-related expenses of $3.9 million and $8.6 million during the three-month and nine-month periods ended September 30, 2011 and 2010, respectively.

Interest Expense

Nine-month period ended September 30, 2011 versus the nine-month period ended September 30, 2010.  Interest expense was $3.9 million higher in the period ended September 30, 2011 versus the same period in 2010 primarily due to the impact of $5.5 million of lower interest costs capitalized attributable to lower average capital project balances outstanding in 2011 compared to 2010 largely resulting from the LNG infrastructure enhancement project being placed in service in March 2010, partially offset by lower interest expense of $1.6 million resulting from the repayment of the $40.5 million 8.25% Senior Notes in April 2010 and the $100 million 6.089% Senior Notes in February 2010. There were no significant changes in the average interest rates and average debt balances outstanding associated with the Company’s debt obligations in 2011 versus 2010.

Federal and State Income Taxes from Continuing Operations

The following table sets forth the Company’s income taxes from continuing operations for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In thousands)

Income tax expense	$24,446	$16,525	$68,676	$75,943
Effective tax rate (1)	30%	31%	28%	31%

________________
(1)
The EITR is generally lower than the U.S. federal income tax statutory rate of 35 percent primarily due to the 80 percent dividends received deduction for the anticipated receipt of dividends associated with earnings from the Company’s unconsolidated Citrus affiliate, partially offset by the impact of state income taxes, net of the federal income tax benefit.

Three-month period ended September 30, 2011 versus the three-month period ended September 30, 2010. The $7.9 million increase in federal and state income tax expense was primarily due to higher pre-tax earnings for the period ended September 30, 2011 versus the same period in 2010.

Nine-month period ended September 30, 2011 versus the nine-month period ended September 30, 2010. The $7.3 million decrease in federal and state income tax expense was primarily due to the impact of $5.3 million of state investment tax credits recorded in 2011 and $4.2 million of higher income tax expense in 2010 resulting from the elimination of the Medicare Part D tax subsidy signed into law in March 2010, partially offset by $2.6 million of higher state income tax expense (net of the federal tax benefit) in 2011 versus 2010 mainly due to a larger statutory rate reduction recorded in 2010.

Preferred Stock Dividends

Three-month period ended September 30, 2011 versus the three-month period ended September 30, 2010.  The $700,000 reduction in Preferred stock dividends for the period ended September 30, 2011 versus the same period in 2010 was due to the Company’s redemption of its remaining 4,600,013 depository shares outstanding representing 460,000 shares of its 7.55% Noncumulative Preferred Stock, Series A (Liquidation Preference $250 per share) (Preferred Stock) in July 2010.

Nine-month period ended September 30, 2011 versus the nine-month period ended September 30, 2010.  The $8.3 million reduction in Preferred stock dividends for the period ended September 30, 2011 versus the same period in 2010 was due to the Company’s redemption of its remaining 4,600,013 depository shares outstanding representing 460,000 shares of its Preferred Stock in July 2010.

LIQUIDITY AND CAPITAL RESOURCES

The Liquidity and Capital Resources information contained herein should be read in conjunction with the related information set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources of the Company’s Form 10-K for the year ended December 31, 2010.

Cash generated from internal operations constitutes the Company’s primary source of liquidity.  The Company’s working capital deficit at September 30, 2011 is $957 million, including $816.3 million of the current portion of long-term debt.  Additional sources of liquidity for working capital purposes include the use of available credit facilities and may include various equity offerings, capital markets and bank debt financings, and proceeds from asset dispositions.  The availability and terms relating to such liquidity will depend upon various factors and conditions such as the Company’s combined cash flow and earnings, the Company’s resulting capital structure and conditions in the financial markets at the time of such offerings.

Sources (Uses) of Cash

	Nine Months Ended September 30,
	2011	2010

	(In thousands)
Cash flows provided by (used in):
Operating activities	$450,894	$360,433
Investing activities	(265,070)	(218,570)
Financing activities	(187,009)	(135,286)
Increase (decrease) in cash and cash equivalents	$(1,185)	$6,577

Operating Activities

Cash provided by operating activities increased by $90.5 million in the 2011 period versus the same period in 2010.  Cash flows provided by operating activities before changes in operating assets and liabilities for the 2011 period were $387.5 million compared with $389 million for the 2010 period.  Changes in operating assets and liabilities provided cash of $63.4 million in the 2011 period and used cash of $28.6 million in the 2010 period, resulting in an increase in cash from changes in operating assets and liabilities of $92 million in 2011 compared to 2010.  The $92 million increase is primarily due to:

•	An increase in cash of $67.8 million in the Distribution segment associated with recovery of a higher amount of previously deferred natural gas purchase costs from customers in the 2011 period; and
•
An increase in cash of $13 million at Missouri Gas Energy primarily due to the impact of a one-time catch-up contribution to Missouri Gas Energy’s other postretirement benefit plan in the 2010 period in accordance with its approved rate case effective February 28, 2010.

Investing Activities

The Company’s current business strategy includes making prudent capital expenditures across its base of transmission, storage, gathering, processing and distribution assets and growing the businesses through the selective acquisition of assets in order to position itself favorably in the evolving natural gas markets.

Cash flows used in investing activities in the periods ended September 30, 2011 and September 30, 2010 were $265.1 million and $218.6 million, respectively.  The $46.5 million increase in investing cash outflows was primarily due to a loan of $37 million, net of repayments, made by CrossCountry Citrus to Citrus in the 2011 period to fund a portion of the Phase VIII Expansion costs and a $16.4 million increase in capital expenditures in the 2011 period, partially offset by a $7.5 million contribution to Citrus in the 2010 period.

See Part I, Item 1.  Financial Statements (Unaudited), Note 13 – Reportable Segments for information regarding the amount of capital expenditures made by each of the Company’s reportable segments.

Potential Sea Robin Impairment.  Sea Robin, comprised primarily of offshore facilities, suffered damage from Hurricane Ike related to several platforms and gathering pipelines.  As there were no new indicators of potential impairment during 2011, the impairment test on Sea Robin was not performed as of September 30, 2011.   Approximately $115 million of the approximately $150 million total estimated capital replacement and retirement expenditures to replace property and equipment damaged by Hurricane Ike are related to Sea Robin and are substantially completed.  As of September 30, 2011, the Company has received approximately $51 million for claims submitted with respect to Hurricane Ike-related damage to Sea Robin.  The Company estimates approximately $10 million of additional insurance proceeds will ultimately be received for the claims related to Sea Robin.

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

Citrus Sponsor Contributions. In 2011, CrossCountry Citrus and Citrus’ other shareholder each made sponsor contributions of $37 million, net of repayments, in the form of loans to Citrus.   The Citrus loan has been recorded in Other non-current assets on the Condensed Consolidated Balance Sheet.  The contributions are related to the costs of Florida Gas' Phase VIII Expansion project.  In conjunction with anticipated sponsor contributions, Citrus has entered into a promissory note in favor of each shareholder for up to $150 million.  The promissory notes have a final maturity date of March 31, 2014, with no principal payments required prior to the maturity date, and bear an interest rate equal to a one-month Eurodollar rate plus a credit spread of 1.5 percent.  Amounts may be redrawn periodically under the notes to temporarily fund capital expenditures, debt retirements, or other working capital needs.

Financing Activities

The Company has historically demonstrated a commitment to strengthen its financial condition and solidify its current investment grade status, as evidenced by the issuance of common stock, equity units, preferred stock and asset sales and use of proceeds therefrom to reduce debt or limit use of debt in conjunction with past acquisitions.

Financing activities used cash flows of $187 million and $135.3 million in the periods ended September 30, 2011 and September 30, 2010, respectively.  The $51.7 million increase in net financing cash outflows was primarily due to:

•	Repayments of $131.6 million under the Company’s credit facilities in the 2011 period compared to $100 million of borrowings in 2010;
•	Payments of $115 million to redeem all of the Company’s outstanding Preferred Stock in the 2010 period;
•	Net repayments of $40 million of long-term debt in the 2010 period; and
•	Dividend payments of $7.2 million on the Company’s Preferred Stock in the 2010 period.

Retirement of Debt Obligations.  The Company expects to refinance and/or extend the $455 million term loan due March 2012 and the $465 million term loan due June 2012 ($360.4 million of which is outstanding at September 30, 2011).  Alternatively, should the Company not be successful in its refinancing efforts, the Company may choose to retire such debt upon maturity by utilizing some combination of cash flows from operations, draw downs under existing credit facilities, utilizing a portion of the $455 million to be received from the Citrus Merger, and altering the timing of controllable expenditures, among other things.  The Company believes, based on its investment grade credit ratings and general financial condition, successful historical access to capital and debt markets and market expectations regarding the Company's future earnings and cash flows, that it will be able to refinance and/or retire these obligations, as applicable,  under acceptable terms prior to their maturity.  There can be no assurance, however, that the Company will be able to achieve acceptable refinancing terms in any negotiation of new capital market debt or bank financings.  Moreover, there can be no assurance the Company will be successful in its implementation of these refinancing and/or retirement plans and the Company’s inability to do so would cause a material adverse effect on the Company’s financial condition and liquidity.

Credit Facilities.  During the second quarter of 2011, the Company entered into the 2011 Revolver in the amount of $550 million.  The 2011 Revolver is an amendment, restatement and refinancing of the Company’s existing $550 million Revolver, which was otherwise scheduled to mature on May 28, 2013.  The 2011 Revolver will mature on May 20, 2016.  Borrowings on the 2011 Revolver are available for the Company’s working capital, other general corporate purposes and letter of credit requirements.  The interest rate and commitment fee under the 2011 Revolver are calculated using a pricing grid, which is based upon the credit rating for the Company’s senior unsecured notes.  The annualized interest rate and commitment fee rate bases for the 2011 Revolver at September 30, 2011 were LIBOR, plus 162.5 basis points, and 25 basis points, respectively.

Floating-Rate Debt Obligations.  The Company has $570 million available under its committed credit facilities.  As of November 4, 2011, there was a balance of $202.1 million outstanding under the Company’s credit facilities, with an effective interest rate of 1.82 percent.

As of November 4, 2011, the interest rate on the $465 million term loan was 0.80 percent.

Credit Ratings. As of September 30, 2011, both Southern Union’s and Panhandle’s debt was rated BBB- by Fitch Ratings, Baa3 by Moody's Investor Services, Inc. and BBB- by Standard & Poor's. Due to the merger activities involving the Company, Standard and Poor’s has placed Southern Union and Panhandle on Credit Watch with developing implications, Moody’s has revised its outlook on Southern Union’s debt from stable to negative, and Fitch has placed Southern Union and Panhandle on Rating Watch Negative.  The Company is not party to any lending agreement that would accelerate the maturity date of any obligation due to a failure to maintain any specific credit rating, nor would a reduction in any credit rating, by itself, cause an event of default under any of the Company’s lending agreements.  However, if its current credit ratings are downgraded below investment grade or if there are times when it is placed on "credit watch," the Company could be negatively impacted as follows:

•	Borrowing costs associated with existing debt obligations could increase annually up to approximately $6.5 million in the event of a credit rating downgrade;
•	The costs of refinancing debt that is maturing or any new debt issuances could increase due to being placed on credit watch or due to a credit rating downgrade;
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

OTHER MATTERS

Contingencies

See Part I, Item 1.  Financial Statements (Unaudited), Note 12 – Commitments and Contingencies in this Quarterly Report on Form 10-Q.

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
(2) Settlement provides for a rate moratorium through 2015.  Current fixed rates apply through 2015 covering all facilities, except the  IEP expansion facilities placed in service in March 2010, which have a negotiated rate through March 2030.
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

LNG Export License.  On July 22, 2011, the United States Department of Energy, Office of Fossil Energy issued an order authorizing Lake Charles Exports, LLC, a jointly-owned subsidiary of the Company and BG Group plc, to export domestically produced LNG by vessel from Trunkline LNG’s Lake Charles LNG terminal.  The authorization, for a 25-year term beginning on the earlier of the date of first export or 10 years from the issuance of the order, permits export of up to approximately 2 Bcf/d to countries that have or will enter into a free trade agreement (FTA) with the United States that requires national treatment for trade in natural gas.  Lake Charles Exports, LLC is permitted to use the authorization to export LNG on its own behalf or as an agent for BGLS.  A proceeding for approval to export to non-FTA countries is ongoing.  The companies are developing plans to install liquefaction facilities at the Lake Charles terminal to export LNG. Modifications to the Lake Charles terminal would be subject to approval by the FERC.  The Company and BG Group plc have not finalized the economic terms of their arrangement, but the Company expects that any such arrangement will take into account, among other things, the December 31, 2015 termination of certain contracted rates at the existing Trunkline LNG terminal which otherwise revert to tariff rates in 2016 and the term of BGLS contracts related to the Trunkline LNG terminal which otherwise all expire in 2030.

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

Interest Rate Risk

The Company is subject to the risk of loss associated with movements in market interest rates.  The Company manages this risk through the use of fixed-rate debt, floating-rate debt and interest rate swaps.  Fixed-rate swaps are used to reduce the risk of increased interest costs during periods of rising interest rates.  Floating-rate swaps are used to convert the fixed rates of long-term borrowings into short-term variable rates.  At September 30, 2011, the interest rate on 83 percent of the Company’s long-term debt was fixed after considering the impact of interest rate swaps.

At September 30, 2011, $21.6 million is included in Derivative instruments - liabilities and $57.6 million is included in Deferred Credits in the unaudited interim Condensed Consolidated Balance Sheet related to the fixed-rate interest rate swaps on the $455 million Term Loan due 2012 and a portion of the $600 million Junior Subordinated Notes due 2066.

At September 30, 2011, a 100 basis point change in the annual interest rate on all outstanding floating-rate debt would correspondingly change the Company’s interest payments by approximately $700,000 for each month during which such change continued.  If interest rates change significantly, the Company may take actions to manage its exposure to the change.

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

The change in exposure to loss in earnings and cash flow related to interest rate risk for the quarter ended September 30, 2011 is not material to the Company.

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

The following table summarizes SUGS' principal commodity derivative instruments as of September 30, 2011 (all instruments are settled monthly), which were developed based upon historical and projected operating conditions and processable volumes.

		Average	Volumes		Fair Value
		Fixed Price	(MMBtu/d)		of Assets
Instrument Type	Index	(per MMBtu)	2011	2012	(Liabilities) (6)
					(In thousands)

Natural Gas - Cash Flow Hedges: (1)(4)
Receive-fixed swap	Gas Daily - Waha/El Paso Permian	$6.12	25,000	-	$5,615
Receive-fixed swap	Gas Daily - Waha/El Paso Permian	$4.46	20,000	-	1,454
Receive-fixed swap	Gas Daily - Waha/El Paso Permian	$4.82	-	10,000	2,629
			45,000	10,000	$9,698

Processing Spread - Economic Hedges: (3)
Receive-fixed swap	Gas Daily - Waha/El Paso Permian & OPIS Mt. Belvieu	$5.51	25,000	-	$(15,232)

		Average	Volumes		Fair Value
		Fixed Price	(Gallons/d)		of Assets
Instrument Type	Index	(per Gallon)	2011	2012	(Liabilities) (6)
					(In thousands)
Natural Gas Liquids - Cash Flow Hedges: (2)
Receive-fixed swap (5)	OPIS Mt. Belvieu	$1.15	-	178,629	$(600)

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

(4)
Volumes are applicable to the period October 1, 2011 to December 31, 2011, with 55.25 percent of the volumes settled against Gas Daily - Waha and 44.75 percent of the volumes settled against Gas Daily - El Paso Permian.

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

At September 30, 2011, excluding the effects of hedging and assuming normal operating conditions, the Company estimates that a change in price of $0.01 per gallon of NGL and $1.00 per MMBtu of natural gas would impact annual gross margin by approximately $1.3 million and $9.3 million, respectively.  Such commodity price risk estimates do not include any effect on demand for the Company’s services that may be caused by, or arise in conjunction with, price changes.  For example, a change in the gross processing spread may cause some ethane to be sold in the natural gas stream, impacting gathering and processing margins, natural gas deliveries and NGL volumes shipped.

Transportation and Storage Segment.  The Company is exposed to some commodity price risk with respect to natural gas used in operations by its interstate pipelines.  Specifically, the pipelines receive natural gas from customers for use in generating compression to move the customers’ natural gas.  Additionally, the pipelines may have to settle system imbalances when customers’ actual receipts and deliveries do not match.  When the amount of natural gas utilized in operations by the pipelines differs from the amounts provided by customers, the pipelines may use natural gas from inventory or may have to buy or sell natural gas to cover these or other operational needs, resulting in commodity price risk exposure to the Company.  In addition, there is other indirect exposure to the extent commodity price changes affect customer demand for and utilization of transportation and storage services provided by the Company.  At September 30, 2011, there were no hedges in place with respect to natural gas price risk associated with the Company’s interstate pipeline operations.

Distribution Segment Economic Hedging Activities.  The Company enters into financial instruments to mitigate price volatility of purchased natural gas passed through to customers in its Distribution segment. The cost of the derivative products and the settlement of the respective obligations are recorded through the natural gas purchase adjustment clause as authorized by the applicable regulatory authority and therefore do not impact earnings. The fair values of the contracts are recorded as an adjustment to a regulatory asset or liability in the Consolidated Balance Sheet.  As of September 30, 2011, the fair values of the contracts, which expire at various times through September 2013, are included in the unaudited interim Condensed Consolidated Balance Sheet as liabilities, with matching adjustments to deferred cost of natural gas of $23.8 million.

ITEM 4.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company has established disclosure controls and procedures to ensure that information required to be disclosed by the Company, including consolidated entities, in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  The Company performed an evaluation under the supervision and with the participation of management, including its CEO and CFO, and with the participation of personnel from its Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on that evaluation, Southern Union’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The merger is subject to certain closing conditions, including the approval of the merger by Southern Union’s stockholders, the absence of injunctions or other legal restrictions and that no material adverse effect shall have occurred on either company. In addition, in order to complete the merger, approvals from various governmental entities must be obtained. These governmental entities, such as the MPSC and, if necessary, the MDPU, may impose certain restrictions or obligations as conditions for their approval.  Such restrictions or conditions may be imposed on the business and operations of Southern Union and/or ETE in connection with the completion of the merger. These restrictions or conditions also could have the effect of delaying completion of the merger or imposing additional costs on or limiting the revenues of the combined company following the merger, which could have a material adverse effect on the financial results of the combined company and/or cause either ETE or Southern Union to abandon the merger.  Southern Union can provide no assurance that the various closing conditions and required approvals will be met or obtained.

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

In connection with the pending merger, it is possible that some customers, suppliers and other persons with whom Southern Union has a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with Southern Union as a result of the merger, which could negatively impact revenues, earnings and cash flows of Southern Union, as well as the market price of shares of Southern Union common stock, regardless of whether the merger is completed. Similarly, current and prospective employees of Southern Union may experience uncertainty about their future roles with ETE and Southern Union following completion of the merger, which may materially adversely affect the ability of Southern Union to attract and retain key employees.  Additionally, under the merger agreement, the Company is subject to certain restrictions on the conduct of its business prior to completing the merger, which may adversely affect its ability to execute certain of its business strategies.

Failure to complete the merger could negatively impact the stock price of Southern Union and its future businesses and financial results.

If the merger is not completed, the ongoing business of Southern Union may be adversely affected and Southern Union will be subject to several risks and consequences, including the following:
•	under the merger agreement, Southern Union may be required, under certain circumstances, to pay ETE a breakup fee of $181.3 million and up to $54 million of ETE’s expenses;
•	Southern Union will be required to pay certain costs relating to the merger, whether or not the merger is completed, such as legal, accounting, financial advisor and printing fees;
•	Southern Union would not realize the expected benefits of the merger;
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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases during the three months ended September 30, 2011 made by Southern Union or any “affiliated purchaser” of Southern Union (as defined in Rule 10b-18(a)(3)) of equity securities that are registered pursuant to Section 12 of the Exchange Act.

	Total Number	Average
	of Shares	Price Paid
	Purchased (1)	per Share

Month Ended July 31, 2011	2,053	$42.18
Month Ended August 31, 2011	24	42.62
Month Ended September 30, 2011	2,091	40.88
Total	4,168	$41.53

______________
(1)  The total number of shares purchased includes common stock purchased in open-market transactions and held in various Company employee benefit plan trusts by the trustees using cash amounts deferred by the participants in such plans (and quarterly cash dividends issued by the Company on shares held in such plans).

ITEM 3.  Defaults Upon Senior Securities.

N/A

ITEM 4.  Reserved.

ITEM 5.  Other Information.

All information required to be reported on Form 8-K for the quarter ended September 30, 2011 was appropriately reported.

On November 6, 2011, the Compensation Committee (Compensation Committee) of the Board of Directors of the Company, consistent with the Company’s prior compensation practices, approved  incentive equity awards composed of cash restricted stock units (RSUs) to officers of the Company and certain non-officer personnel pursuant to the Company’s shareholder-approved Third Amended and Restated 2003 Stock and Incentive Plan (the Plan).  The Independent Directors Committee of the Company’s Board of Directors, upon request of the Compensation Committee, ratified the equity award to George L, Lindemann, the Company’s Chairman and Chief Executive Officer.  The equity awards issued to Named Executive Officers (included in the Company’s proxy statement) were as follows:

Name	RSUs (# of Shares)

George L. Lindemann                                                                                                                                              71,293

Eric D. Herschmann                                                                                                                                                                     71,293

Robert O. Bond                                                                                                                                                                                             7,724

Monica M. Gaudiosi                                                                                                                                                         7,724

Richard N. Marshall                                                                                                                                                         11,289

The RSUs awarded to the Named Executive Officers permit each of them to receive cash in an amount equal to a specified number of shares of the Company’s common stock valued at the closing price of the Company’s common stock on the dates such restrictions expire.  Restrictions on each such award will expire in equal amounts on the first, second and third anniversaries of the grant date, unless the restrictions or the underlying award are earlier terminated in accordance with the Plan or the applicable award agreement.

For purposes of the Merger, the RSUs awarded will be treated in accordance with the terms and conditions of the Merger Agreement.  The Merger Agreement is available in its entirety as Annex A to the Company’s definitive Proxy Statement filed with the SEC on October 27, 2011.

The grants of RSUs were made pursuant to the form of the long term incentive award agreement, which was filed as Exhibit 99.1 to Southern Union’s Current Report on Form 8-K filed on January 3, 2007 and incorporated herein by reference.

ITEM 6.  Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

2(a)
Agreement and Plan of Merger, dated as of June 15, 2011, as Amended and Restated as of July 4, 2011 and July 19, 2011, by and between Southern Union Company, Energy Transfer Equity, L.P. and Sigma Acquisition Corporation (Filed as Exhibit 2.1 to Southern Union’s Current Report on Form 8-K filed on July 20, 2011 and incorporated herein by reference.)

2(b)
Amendment No. 1, dated as of September 14, 2011, to the Second Amended and Restated Agreement and Plan of Merger dated July 19, 2011, by and between Southern Union Company, Energy Transfer Equity, L.P. and Sigma Acquisition Corporation (Filed as Exhibit 2.1 to Southern Union’s Current Report on Form 8-K filed on September 15, 2011 and incorporated herein by reference.)

2(c)
Agreement and Plan of Merger, dated as of July 4, 2011 and amended on July 19, 2011, between Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P. (Filed as an exhibit to Exhibit 2.1 to Southern Union  Company’s Current Report on Form 8-K filed on July 20, 2011 and incorporated herein by reference.)

2(d)
Amendment No. 1, dated as of September 14, 2011, to the Amended and Restated Agreement and Plan of Merger, dated as of July 19, 2011, between Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P. (Filed as Exhibit 10.1 to Southern Union Company’s Current Report on Form 8-K filed on September 15, 2011 and incorporated herein by reference.)

2(e)
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

2(h)
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

SOUTHERN UNION COMPANY
(Registrant)

Date: November 8, 2011	By /s/ GEORGE E. ALDRICH
George E. Aldrich Senior Vice President and Controller (authorized officer and principal accounting officer)