Form 10-K
period 2011-12-31
SOUTHERN UNION CO
filed 2012-02-24
CIK 203248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

Commission File No. 1-6407

SOUTHERN UNION COMPANY
(Exact name of registrant as specified in its charter)

Delaware	75-0571592
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5051 Westheimer Road	77056-5622
Houston, Texas	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  (713) 989-2000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1 per share	New York Stock Exchange

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
Yes ☐    No ☑

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of June 30, 2011 was $4.65 billion (based on the closing sales price of Common Stock on the New York Stock Exchange on June 30, 2011).  For purposes of this calculation, shares held by non-affiliates exclude only those shares beneficially owned by executive officers, directors and stockholders of more than 10% of the Common Stock of the Company.

The number of shares of the registrant's Common Stock outstanding on February 17, 2012 was 124,854,997.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III (Items 10, 11,12, 13 and 14) of this Annual Report on Form 10-K will be filed with the Securities and Exchange Commission within 120 days of the end of the Registrant’s year ended December 31, 2011.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
FORM 10-K
DECEMBER 31, 2011

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
EPA                                       United States Environmental Protection Agency
EPS                                        Earnings per share
ETE                                        Energy Transfer Equity, L.P.
ETP                                        Energy Transfer Partners, L.P., a subsidiary of ETE
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

On July 19, 2011, Southern Union entered into a Second Amended and Restated Agreement and Plan of Merger with ETE and Sigma Acquisition Corporation, a wholly-owned subsidiary of ETE (Merger Sub) (as amended by Amendment No. 1 thereto dated as of September 14, 2011, the Second Amended Merger Agreement).  The Second Amended Merger Agreement modifies certain terms of the Agreement and Plan of Merger entered into by Southern Union, ETE and Merger Sub on June 15, 2011 as amended on July 4, 2011.  The Second Amended Merger Agreement provides for the merger of Merger Sub with and into Southern Union (Merger), with Southern Union continuing as the surviving corporation in the Merger.  As a result of the Merger, Southern Union will become a wholly-owned subsidiary of ETE.

In addition, ETE and ETP are parties to an Amended and Restated Agreement and Plan of Merger dated as of July 19, 2011 (as amended by Amendment No. 1 thereto dated as of September 14, 2011) (Citrus Merger Agreement).  The Citrus Merger Agreement provides that Southern Union, CrossCountry Energy, LLC (CrossCountry), PEPL Holdings, LLC (PEPL Holdings) and Citrus ETP Acquisition, L.L.C. (Citrus ETP) will become parties by joinder at a time immediately prior to the closing of the Merger.  Upon becoming a party to the Citrus Merger Agreement, Southern Union will assume the obligations and rights of ETE.  Under the Citrus Merger Agreement, CrossCountry, a wholly-owned subsidiary of Southern Union that indirectly owns a 50 percent interest in Citrus, will be merged with and into Citrus ETP with CrossCountry surviving as a wholly-owned subsidiary of ETP (Citrus Merger).

See Item 8.  Financial Statements and Supplementary Data, Note 3 – ETE Merger for information related to Southern Union’s intent to merge with ETE.

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

For information about the revenues, EBIT, earnings from unconsolidated investments, operating income, assets and other financial information relating to reportable segments and the Corporate and Other activities, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Business Segment Results and Item 8.  Financial Statements and Supplementary Data, Note 18 – Reportable Segments.

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

Panhandle earns most of its revenue by entering into firm transportation and storage contracts, providing capacity for customers to transport and store natural gas, or LNG, in its facilities.  Panhandle provides firm transportation services under contractual arrangements to local distribution company customers and their affiliates, natural gas marketers, producers, other pipelines, electric power generators and a variety of end-users.  Panhandle’s pipelines offer both firm and interruptible transportation to customers on a short-term and long-term basis.  Demand for natural gas transmission on Panhandle’s pipeline systems peaks during the winter months, with the highest throughput and a higher portion of annual total operating revenues and EBIT occurring during the first and fourth calendar quarters.  Average reservation revenue rates realized by Panhandle are dependent on certain factors, including but not limited to rate regulation, customer demand for capacity, and capacity sold for a given period and, in some cases, utilization of capacity.  Commodity or utilization revenues, which are more variable in nature, are dependent upon a number of factors including weather, storage levels and pipeline capacity availability levels, and customer demand for firm and interruptible services, including parking services.  The majority of Panhandle’s revenues are related to firm capacity reservation charges, which reservation charges accounted for approximately 89 percent of total segment revenues and 27 percent of consolidated revenues in 2011.

Florida Gas.  Florida Gas is an open-access interstate pipeline system with a mainline capacity of 3.1 Bcf/d and approximately 5,500 miles of pipelines extending from south Texas through the Gulf Coast region of the United States to south Florida. Florida Gas’ pipeline system primarily receives natural gas from natural gas producing basins along the Louisiana and Texas Gulf Coast, Mobile Bay and offshore Gulf of Mexico.  Florida Gas is the principal transporter of natural gas to the Florida energy market, delivering over 63 percent of the natural gas consumed in the state.  In addition, Florida Gas’ pipeline system operates and maintains over 66 interconnects with major interstate and intrastate natural gas pipelines, which provide Florida Gas’ customers access to diverse natural gas producing regions.

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

Financial and Operating Data

For the years ended December 31, 2011, 2010 and 2009, the Transportation and Storage segment’s operating revenues were $803.7 million, $769.5 million and $749.2 million, respectively.  Earnings from unconsolidated investments related to Citrus were $97.6 million, $99.8 million and $75 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The following table provides a summary of pipeline transportation (including deliveries made throughout the Company’s pipeline network) and LNG terminal usage volumes (in TBtu).

	Years Ended December 31,
	2011	2010	2009

Panhandle:
PEPL transportation	564	563	676
Trunkline transportation	743	664	683
Sea Robin transportation	113	172	132
Trunkline LNG terminal usage	2	43	33

Florida Gas (1)	864	835	821

___________________________
(1)	Represents 100 percent of Florida Gas versus the Company’s effective equity ownership interest of 50 percent.

The following table provides a summary of certain statistical information associated with Panhandle and Florida Gas at the date indicated.

December 31, 2011

Panhandle:
Approximate Miles of Pipelines
PEPL	6,000
Trunkline	3,700
Sea Robin	400
Peak Day Delivery Capacity (Bcf/d)
PEPL	2.8
Trunkline	1.7
Sea Robin	1.0
Trunkline LNG	2.1
Trunkline LNG Sustainable Send Out Capacity (Bcf/d)	1.8
Underground Storage Capacity-Owned (Bcf)	68.1
Underground Storage Capacity-Leased (Bcf)	33.3
Trunkline LNG Terminal Storage Capacity (Bcf)	9.0
Approximate Average Number of Transportation Customers	500
Weighted Average Remaining Life in Years of Firm Transportation Contracts (1)
PEPL	6.2
Trunkline	9.3
Sea Robin (2)	N/A
Weighted Average Remaining Life in Years of Firm Storage Contracts (1)
PEPL	9.2
Trunkline	1.6

Florida Gas: (3)
Approximate Miles of Pipelines	5,500
Peak Day Delivery Capacity (Bcf/d)	3.1
Approximate Average Number of Transportation Customers	170
Weighted Average Remaining Life in Years of Firm Transportation Contracts	13.2

________________________
(1)	Weighted by firm capacity volumes.
(2)	Sea Robin’s contracts are primarily interruptible, with only four firm contracts in place.
(3)	Represents 100 percent of Florida Gas versus the Company’s effective equity ownership of 50 percent.

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

	Percent of
	Segment Revenues	Weighted Average Life of
	For Year Ended	Contracts
Company	December 31, 2011 (1)	at December 31, 2011

BG LNG Services	30%	18.3 years (LNG, transportation)
ProLiance	13	13.2 years (transportation), 14.1 years (storage)
Other top 10 customers	21	N/A
Remaining customers	36	N/A
Total percentage	100%

__________________________
(1)	Panhandle has no single customer, or group of customers under common control, that accounted for ten percent or more of the Company’s total consolidated operating revenues.

Panhandle’s customers are subject to change during the year as a result of capacity release provisions that allow customers to release all or part of their capacity, which generally occurs for a limited time period.  Under the terms of Panhandle’s tariffs, a temporary capacity release does not relieve the original customer from its payment obligations if the replacement customer fails to pay.

The following table provides information related to Florida Gas’ significant customers for the period presented.

	Percent of
	Total Operating	Weighted Average Life
	Revenues For Year Ended	of Contracts at
Company	December 31, 2011	December 31, 2011

NextEra Energy, Inc. (1)	46%	26.1 Years
TECO Energy (2)	13	23.8 Years
Other top 10 customers	28	N/A
Remaining customers	13	N/A
Total percentage	100%

____________________________
(1)   Formerly referred to as Florida Power & Light Company
(2)   Formerly referred to as Tampa Electric and Peoples Gas

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

For additional information regarding Panhandle and Florida Gas’ regulation and rates, see Item 1A.  Risk Factors – Risks That Relate to the Company’s Transportation and Storage Segment and Item 8.  Financial Statements and Supplementary Data, Note 6 – Unconsolidated Investments – Contingent Matters Potentially Impacting Southern Union Through the Company’s Investment in Citrus – Florida Gas Rate Filing and Note 19 – Regulation and Rates – Panhandle.

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

Gathering and Processing Segment

Services

SUGS’ operations consist of a network of natural gas and NGL pipelines, five cryogenic processing plants and five natural gas treating plants.  The principal assets of SUGS are located in the Permian Basin of Texas and New Mexico.

SUGS is primarily engaged in connecting producing wells of exploration and production (E&P) companies to its gathering system, providing compression and gathering services, treating natural gas to remove impurities to meet pipeline quality specifications, processing natural gas for the removal of NGL, and redelivering natural gas and NGL to a variety of markets.  SUGS’ natural gas supply contracts primarily include fee-based, percent-of-proceeds, and margin sharing contracts (conditioning fee and wellhead purchase contracts).  SUGS’ primary sales customers include E&P companies, power generating companies, electric and natural gas utilities, energy marketers, industrial end-users located primarily in the Gulf Coast and southwestern United States, and petrochemicals.  With respect to customer demand for the products and services it provides, SUGS’ business is not generally seasonal in nature; however, SUGS’ operations and the operations of its E&P producers can be adversely impacted by severe weather.

As a result of the operational flexibility built into SUGS’ gathering systems and plants, it is able to offer a broad array of services to producers, including:

•	field gathering and compression of natural gas for delivery to its plants;
•	treating, dehydration, sulfur recovery and other conditioning; and
•	natural gas processing and marketing of natural gas and NGL.

The majority of SUGS’ gross margin is derived from the sale of NGL and natural gas equity volumes and fee-based services.  The prices of NGL and natural gas are subject to fluctuations in response to changes in supply, demand, market uncertainty and a variety of factors beyond the Company’s control.  The Company monitors these drivers and manages the associated commodity price risk using both economic and accounting hedge derivative instruments.  For additional information related to the Company’s commodity price risk management, see Item 8. Financial Statements and Supplementary Data, Note 11 – Derivative Instruments and Hedging Activities – Commodity Contracts – Gathering and Processing Segment and Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Commodity Price Risk – Gathering and Processing Segment.

Financial and Operating Data

For the years ended December 31, 2011, 2010 and 2009, SUGS’ gross margin (Operating revenues net of Cost of natural gas and other energy) was $219.1 million, $193.3 million and $107.5 million, respectively.

The following table provides a summary of certain statistical information associated with SUGS at the date indicated.

December 31, 2011

Approximate Miles of Pipelines	5,600
Plant capacity (MMcf/d):
Cryogenic processing	475
Natural gas treating	585
Approximate Average Number of Customers	217

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

	Percent of
	Segment
	Revenues For	Weighted Average Life
	Year Ended	of Contracts at
Company	December 31, 2011 (1)	December 31, 2011

Conoco Phillips Company	62%	2 years (natural gas), 3 years (NGL)
Lone Star NGL Product Services, LLC	12	3.8 years (2)
Other top 10 customers	20	N/A
Remaining customers	6	N/A
Total percentage	100%

_____________________
(1)
Conoco Phillips Company (Conoco) accounted for 27 percent of the Company’s total consolidated operating revenues.  SUGS had no other single customer or group of customers under common control that accounted for ten percent or more of the Company’s total consolidated operating revenues.

(2)	The weighted average contract life excludes evergreen arrangements.

Natural Gas and NGL Connections

SUGS’ major natural gas pipeline interconnects are with ATMOS Pipeline Texas, El Paso Natural Gas Company, Energy Transfer Fuel, Enterprise Texas Pipeline, Northern Natural Gas Company, Oasis Pipeline, ONEOK Westex Transmission, Public Service Company of New Mexico and Transwestern Pipeline Company.  Its major NGL pipeline interconnects are with Chaparral Energy, Lone Star Pipeline and Chevron Natural Gas.

Natural Gas Supply Contracts

SUGS’ natural gas supply contracts primarily include fee-based, percent-of-proceeds, and margin sharing contracts (conditioning fee and wellhead purchase contracts) which, as of December 31, 2011, comprised 10 percent, 73 percent and 17 percent by volume of its natural gas supply contracts, respectively.  These natural gas supply contracts vary in length from month-to-month to a number of years, with many of the contracts having a term of three to five years.  Additionally, some contracts contain a combination of these contractual types of structure (e.g., percent-of-proceeds contractual structure combined with a treating fee component).  Following is a summary description of the natural gas supply contracts utilized by SUGS:

•
Fee-Based.  Under fee-based arrangements, SUGS receives a fee or fees for one or more of the following services:  gathering, compressing, dehydrating, treating or processing natural gas.  The fee or fees are usually based on the volume or level of service provided to gather, compress, dehydrate, treat or process natural gas.  While fee-based arrangements are generally not subject to commodity risk, certain operating conditions as well as certain provisions of these arrangements, including fuel and system loss recovery mechanisms, may subject SUGS to a limited amount of commodity risk.

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

NGL Sales Contracts

SUGS has contracted to sell its entire owned or controlled output of NGL to Conoco through December 31, 2014.  Pricing for the NGL volumes sold to Conoco throughout the contract period are based on OPIS pricing at Mont Belvieu, Texas delivery points.  SUGS has an option to extend the sales agreement for an additional five-year period.

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

Competition

SUGS competes with other midstream service providers and producer-owned midstream facilities in the Permian Basin.  SUGS’ direct competitors include Targa Resources Partners LP, DCP Midstream Partners, LP, Enterprise Texas Field Services, Anadarko Petroleum, Atlas Pipeline Partners, LP and Regency Gas Services LP.  Industry factors that typically affect SUGS’ ability to compete are:

•	contract fees charged;
•	capacity and pressures maintained on gathering systems;
•	location of its gathering systems relative to competitors and producer drilling activity;
•	capacity and type of processing and treating available to SUGS and its competitors;
•	efficiency and reliability of operations;
•	availability and cost of third-party NGL transportation, fractionation capacity and residual natural gas markets;
•	delivery capabilities in each system and plant location;
•	natural gas and NGL pricing available to SUGS; and
•	ability to secure rights-of-way and various facility sites.

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

The Distribution segment’s operations have historically been sensitive to weather and seasonal in nature, with the primary impact on operating revenues, which include pass through gas purchase costs that are seasonally impacted,  occurring in the traditional winter heating season during the first and fourth calendar quarters.  On February 10, 2010, the MPSC issued an order approving continued use of a distribution rate structure that eliminates the impact of weather and conservation for Missouri Gas Energy’s residential margin revenues and related earnings and approving expanded use of that distribution rate structure for Missouri Gas Energy’s small general service customers, effective February 28, 2010.  Together, Missouri Gas Energy’s residential and small general service customers comprised 99 percent of its total customers and approximately 91 percent of its net operating revenues as of February 28, 2010.  For additional information related to rates, see Item 8. Financial Statements and Supplementary Data, Note 19 – Regulation and Rates – Missouri Gas Energy.

Financial and Operating Data

The following table provides a summary of miles of pipelines associated with the Distribution segment at the date indicated.

December 31, 2011

Approximate Miles of Pipelines
Mains	9,184
Service lines	5,943
Transmission lines	46

The following table sets forth the Distribution segment’s customers served, natural gas volumes sold or transported and weather-related information for the periods presented.

	Years Ended December 31,
	2011	2010	2009

Average number of customers:
Residential	480,356	484,014	485,136
Commercial	62,659	62,945	64,584
Industrial	97	94	95
	543,112	547,053	549,815
Transportation	1,821	1,733	1,698
Total customers	544,933	548,786	551,513

Natural gas sales (MMcf):
Residential	38,897	39,908	39,649
Commercial	17,553	16,412	16,249
Industrial	393	371	486
Natural gas sales billed	56,843	56,691	56,384
Net change in unbilled natural gas sales	(1,720)	(169)	395
Total natural gas sales	55,123	56,522	56,779
Natural gas transported	24,119	27,218	26,212
Total natural gas sales and gas transported	79,242	83,740	82,991

Natural gas sales revenues (in thousands):
Residential	$473,725	$475,418	$488,112
Commercial	176,718	184,327	183,593
Industrial	6,454	8,668	9,109
Natural gas revenues billed	656,897	668,413	680,814
Net change in unbilled natural gas sales revenues	(19,353)	4,021	(13,056)
Total natural gas sales revenues	637,544	672,434	667,758
Natural gas transportation revenues	16,201	15,524	14,133
Other revenues	12,905	10,555	11,013
Total operating revenues	$666,650	$698,513	$692,904

Weather:
Missouri Utility Operations:
Degree days (1)	5,183	5,033	4,985
Percent of 10-year measure (2)	100%	97%	96%
Percent of 30-year measure (2)	100%	97%	96%

Massachusetts Utility Operations:
Degree days (1)	5,162	5,288	5,633
Percent of 10-year measure (2)	85%	86%	92%
Percent of 30-year measure (2)	84%	87%	91%

______________________
(1)	“Degree days” are a measure of the coldness of the weather experienced. A degree day is equivalent to each degree that the daily mean temperature for a day falls below 65 degrees Fahrenheit.
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

Significant Customers

The Distribution segment has no single customer, or group of customers under common control, that accounted for ten percent or more of the Company’s Distribution segment or the Company’s total consolidated operating revenues for the years ended December 31, 2011, 2010 and 2009.

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

For the year ended December 31, 2011, the majority of the natural gas requirements for the utility operations of Missouri Gas Energy were delivered under short- and long-term transportation contracts through four major pipeline companies and approximately twenty-four commodity suppliers.  For this same period, the majority of the natural gas requirements of New England Gas Company were delivered under long-term contracts through five major pipeline companies and contracts with three commodity suppliers.  These contracts have various expiration dates ranging from 2012 through 2036.  Missouri Gas Energy and New England Gas Company also have firm natural gas supply commitments under short-term and seasonal arrangements available for all of its service territories.  Missouri Gas Energy and New England Gas Company hold contract rights to over 17 Bcf and 1 Bcf of storage capacity, respectively, to assist in meeting peak demands.

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

Regulation and Rates

The Company’s utility operations are regulated as to rates, operations and other matters by the regulatory commissions of the states in which each operates.  In Missouri, natural gas rates are established by the MPSC on a system-wide basis.  In Massachusetts, natural gas rates for New England Gas Company are subject to the regulatory authority of the MDPU.  For additional information concerning recent state and federal regulatory developments, see Item 8.  Financial Statements and Supplementary Data, Note 19 – Regulation and Rates.

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

The following table summarizes the rate proceedings applicable to the Distribution segment:

Company	Date of Last Rate Filing	Rate Proceedings Status (1)

Missouri	April 2009	MPSC rate order effective February 28, 2010

Massachusetts	September 2010	MDPU rate order effective April 1, 2011

__________________
(1)	For more information related to these rate filings, see Item 8. Financial Statements and Supplementary Data, Note 19 – Regulation and Rates.

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

OTHER MATTERS

Environmental

The Company is subject to federal, state and local laws and regulations relating to the protection of the environment.  These evolving laws and regulations may require expenditures over a long period of time to control environmental impacts.  The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures.  These procedures are designed to achieve compliance with such laws and regulations.  For additional information concerning the impact of environmental regulation on the Company, see Item 1A. Risk Factors and Item 8.  Financial Statements and Supplementary Data, Note 15 – Commitments and Contingencies.

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

Employees

As of December 31, 2011, the Company had 2,437 employees, of whom 1,540 are paid on an hourly basis and 897 are paid on a salary basis.  Unions represent 765 of the 1,540 hourly paid employees.  The table below sets forth the number of employees represented by unions for each division, as well as the expiration dates of the current contracts with the respective bargaining units.

	Number of Employees
	Represented by Unions	Expiration of Current Contract

PEPL:
USW Local 348	219	May 27, 2012

Missouri Gas Energy:
Gas Workers 781	212	April 30, 2014
IBEW Local 53	93	April 30, 2014
USW Local 11-267	25	April 30, 2014
USW Local 12561, 14228	147	April 30, 2014

New England Gas Company:
UWUA Local 431	69	April 30, 2013

As of December 31, 2011, the number of persons employed by each segment was as follows:  Transportation and Storage segment – 1,189 persons; Gathering and Processing segment – 323 persons; Distribution segment – 808 persons; All Other subsidiary operations – 13 persons.  In addition, the corporate employees of Southern Union totaled 104 persons.

The employees of Florida Gas are not employees of Southern Union and, therefore, were not considered in the employee statistics noted above.  As of December 31, 2011, Florida Gas had 334 non-union employees.

The Company believes that its relations with its employees are good.  From time to time, however, the Company may be subject to labor disputes.  The Company did not experience any strikes or work stoppages during the years ended December 31, 2011, 2010 or 2009.

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

RISKS THAT RELATE TO THE MERGER

Southern Union’s ability to complete the Merger is subject to the satisfaction of certain closing conditions and the receipt of consents from governmental entities which may impose restrictions or conditions that could adversely affect Southern Union and/or ETE.  Any of the foregoing could cause the Merger to be delayed or abandoned.

The Merger is subject to certain closing conditions, the absence of injunctions or other legal restrictions and that no material adverse effect shall have occurred on either company.  In addition, in order to complete the Merger, approvals from various governmental entities must be obtained.  These governmental entities, such as the MPSC, may impose certain restrictions or obligations as conditions for their approval.  Such restrictions or conditions may be imposed on the business and operations of Southern Union and/or ETE in connection with the completion of the Merger.  These restrictions or conditions also could have the effect of delaying completion of the Merger or imposing additional costs on or limiting the revenues of the combined company and/or cause either ETE or Southern Union to abandon the Merger.  Southern Union can provide no assurance that the various closing conditions and required approvals will be met or obtained.

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

Pending litigation against ETE and Southern Union could result in the payment of damages in the event the Merger is completed and/or may adversely affect the combined company’s business, financial condition or results of operations following the Merger.

In connection with the Merger, purported stockholders of Southern Union have filed several stockholder class action lawsuits against Southern Union, Merger Sub, ETE and the Southern Union Board in the District Courts of Harris County, Texas and in the Delaware Courts of Chancery.  If a final settlement is not reached, or if a dismissal is not obtained, these lawsuits could result in substantial costs to ETE and Southern Union, including any costs associated with the indemnification of directors.  Additional lawsuits may be filed against Southern Union related to the Merger.  The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is completed may adversely affect the combined company’s business, financial condition or results of the operations.

RISKS THAT RELATE TO SOUTHERN UNION

Southern Union has substantial debt and may not be able to obtain funding or obtain funding on acceptable terms because of deterioration in the credit and capital markets.  This may hinder or prevent Southern Union from meeting its future capital needs.

Southern Union has a significant amount of debt outstanding.  As of December 31, 2011, consolidated debt on the Consolidated Balance Sheet totaled $3.5 billion outstanding, compared to total capitalization (long- and short-term debt plus stockholders' equity) of $6.14 billion.

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

As of December 31, 2011, both Southern Union’s and Panhandle’s debt were rated BBB- by Fitch Ratings, Baa3 by Moody's Investor Services, Inc. and BBB- by Standard & Poor's.  Due to the merger activities involving the Company, Standard and Poor’s has placed Southern Union and Panhandle on Credit Watch with developing implications, Moody’s has revised its outlook on Southern Union’s debt from stable to negative, and Fitch has placed Southern Union and Panhandle on Rating Watch Negative.  The Company is not party to any lending agreement that would accelerate the maturity date of any obligation due to a failure to maintain any specific credit rating, nor would a reduction in any credit rating, by itself, cause an event of default under any of the Company’s lending agreements.  However, if its current credit ratings are downgraded below investment grade or if there are times when it is placed on "credit watch," the Company could be negatively impacted as follows:

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

The Company’s business could be affected adversely by union disputes and strikes or work stoppages by its unionized employees.

As of December 31, 2011, approximately 765 of the Company’s 2,437 employees were represented by collective bargaining units under collective bargaining agreements.  In the coming months, the Company anticipates participating in discussions with United Steel Workers Local 348 with respect to the renewal of a collective bargaining agreement that expires on May 27, 2012.  This collective bargaining unit currently includes approximately 219 PEPL employees.  The Company cannot predict the results of any such collective bargaining negotiations or whether any such negotiations will result in a work stoppage.   Any future work stoppage could, depending on the affected operations and the length of the work stoppage, have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

The Company is subject to risks resulting from the moratorium in 2010 on and the resulting increased costs of offshore deepwater drilling.

The United States Department of Interior (DOI) implemented a six-month moratorium on offshore drilling in water deeper than 500 feet in response to the blowout and explosion on April 20, 2010 at the British Petroleum Plc deepwater well in the Gulf of Mexico.  The offshore drilling moratorium was implemented to permit the DOI to review the safety protocols and procedures used by offshore drilling companies, which review will enable the DOI to recommend enhanced safety and training needs for offshore drilling companies.  The moratorium was lifted in October 2010.  Additionally, the United States Bureau of Ocean Energy Management, Regulation and Enforcement (formerly the United States Mineral Management Service) has been fundamentally restructured by the DOI with the intent of providing enhanced oversight of onshore and offshore drilling operations for regulatory compliance enforcement, energy development and revenue collection.   Certain enhanced regulatory mandates have been enacted with additional regulatory mandates expected.  The new regulatory requirements will increase the cost of offshore drilling and production operations.  The increased regulations and cost of drilling operations could result in decreased drilling activity in the areas serviced by the Company.  Furthermore, the imposed moratorium did result in some offshore drilling companies relocating their offshore drilling operations for currently indeterminable periods of time to regions outside of the United States.   Business decisions to not drill in the areas serviced by the Company resulting from the increased regulations and costs could result in a reduction in the future development and production of natural gas reserves in the vicinity of the Company’s facilities, which could adversely affect the Company’s business, financial condition, results of operations and cash flows.

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

The Company is subject to risks related to cybersecurity.

The Company is subject to cybersecurity risks and may incur increasing costs in connection with its efforts to enhance and ensure security and in response to actual or attempted cybersecurity attacks.

Substantial aspects of the Company’s business depend on the secure operation of its computer systems and websites. Security breaches could expose the Company to a risk of loss, misuse or interruption of sensitive and critical information and functions, including its own proprietary information and that of its customers, suppliers and employees and functions that affect the operation of the business.  Such losses could result in operational impacts, reputational harm, competitive disadvantage, litigation, regulatory enforcement actions, and liability. While the Company devotes substantial resources to maintaining adequate levels of cybersecurity, there can be no assurance that it will be able to prevent all of the rapidly evolving types of cyber attacks. Actual or anticipated attacks and risks may cause the Company to incur increasing costs for technology, personnel and services to enhance security or to respond to occurrences.

If the Company’s security measures are circumvented, proprietary information may be misappropriated, its operations may be disrupted, and its computers or those of its customers or other third parties may be damaged. Compromises of the Company’s security may result in an interruption of operations, violation of applicable privacy and other laws, significant legal and financial exposure, damage to its reputation, and a loss of confidence in its security measures.

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

FERC may also exercise its Section 5 authority to initiate proceedings to review rates that it believes may not be just and reasonable.  FERC has recently exercised this authority with respect to several other pipeline companies, as it had in 2007 with respect to the Company’s Southwest Gas Storage Company.  If FERC were to initiate a Section 5 proceeding against the Company and find that the Company’s rates at that time were not just and reasonable due to a lower rate base, reduced or disallowed operating costs, or other factors, the applicable maximum rates the Company is allowed to charge customers could be reduced and the reduction could potentially have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.  In 2010, in response to an intervention and protest filed by BG LNG Services (BGLS) regarding its rates with Trunkline LNG applicable to certain LNG expansions, FERC determined that there was no reason at that time to expend FERC’s resources on a Section 5 proceeding with respect to Trunkline LNG even though cost and revenue studies provided by the Company to FERC indicated Trunkline LNG’s revenues were in excess of its associated cost of service.  However, since the current fixed rates expire at the end of 2015 and revert to tariff rate for these LNG expansions as well as the base LNG facilities for which rates were set in 2002, a Section 5 proceeding could be initiated at that time and result in significant revenue reductions if the cost of service remains lower than revenues.  For additional related information, see Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Matters – Rate Matters – Trunkline LNG Cost and Revenue Study.

A rate reduction is also a possible outcome with any Section 4 rate case proceeding for Florida Gas or the regulated entities of Panhandle, including any rate case proceeding required to be filed as a result of a prior rate case settlement.  A regulated entity’s rate base, upon which a rate of return is allowed in the derivation of maximum rates, is primarily determined by a combination of accumulated capital investments, accumulated regulatory basis depreciation, and accumulated deferred income taxes.  Such rate base can decline due to capital investments being less than depreciation over a period of time, or due to accelerated tax depreciation in excess of regulatory basis depreciation.

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

Panhandle’s top two customers accounted for 43 percent of its 2011 revenue.  Florida Gas’ top two customers accounted for 59 percent of its 2011 revenue.  The loss of any one or more of these customers could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

SUGS’ two largest natural gas suppliers for the year ended December 31, 2011 accounted for approximately 29 percent of the Company’s wellhead throughput under multiple contracts.  The loss of all or even a portion of the natural gas volumes supplied by these producers or the extension or replacement of these contracts on less favorable terms, if at all, as a result of competition or otherwise, could reduce the Company’s gross margin.  Although these producers represent a large volume of natural gas, the gross margin per unit of volume is significantly lower than the average gross margin per unit of volume on the Company’s gathering and processing system due to the lack of need for services required to make the natural gas merchantable (e.g. high pressure, low NGL content, essentially transmission pipeline quality natural gas).

The Company depends on one NGL customer for a significant portion of its sales of NGLs.  The loss of this customer or the replacement of its contract on less favorable terms could result in a decline in the Company’s gross margin.

Through December 31, 2014, SUGS has contracted to sell its entire owned or controlled output of NGL to Conoco Phillips Company (Conoco).  Pricing for the NGL volumes sold to Conoco throughout the contract period are based on OPIS pricing at Mont Belvieu, Texas delivery points.  For the year ended December 31, 2011, Conoco accounted for approximately 27 percent and 62 percent of the Company’s and SUGS’ operating revenues, respectively.

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

The distribution business records certain assets on the Company’s balance sheet resulting from the regulatory process that could not be recorded under GAAP for non regulated entities.  As of December 31, 2011, the Company’s regulatory assets recorded in its Consolidated Balance Sheet totaled $57.4 million.  When establishing regulatory assets, the distribution business considers factors such as rate orders from its regulators, previous rate orders for substantially similar costs, written approval from the regulators and analysis of recoverability from legal counsel to determine the probability of future recovery of these assets.  The Company would be required to write-off any regulatory assets for which future recovery is determined not to be probable.  For additional information related to management’s assessment of the probability of recovery or pass through of regulatory asset costs to its customers, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Matters  – Critical Accounting Policies – Effects of Regulation.

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

•	market risks affecting the Company’s pricing of its services provided and renewal of significant customer contracts;
•	actions taken to protect species under the Endangered Species Act and the effect of those actions on the Company’s operations;
•	the impact of union disputes, employee strikes or work stoppages and other labor-related disruptions;
•
the likelihood and timing of the completion of the proposed merger with ETE, the terms and conditions of any required regulatory approvals of the proposed merger, the impact of the proposed merger on Southern Union’s employees and potential diversion of the management’s time and attention from ongoing business during this time period; and

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

The Company’s other businesses primarily consist of PEI Power Corporation, a wholly-owned subsidiary of the Company, which has ownership interests in four electric power plants that share a site in Archbald, Pennsylvania.  PEI Power Corporation wholly owns a 25 megawatt electric cogeneration facility fueled by a combination of natural gas and methane, and owns two 4.6 megawatt electric generation facilities fueled by methane.  PEI Power Corporation also owns 49.9 percent of a 45 megawatt natural gas-fired electric generation facility, through a joint venture with Cayuga Energy.

ITEM 3.  Legal Proceedings.

The Company and certain of its affiliates are occasionally parties to lawsuits and administrative proceedings incidental to their businesses involving, for example, claims for personal injury and property damage, contractual matters, various tax matters, and rates and licensing.  The Company and its affiliates are also subject to various federal, state and local laws and regulations relating to the environment, as described in Item 1. Business. Several of these companies have been named parties to various actions involving environmental issues.  Based on the Company’s current knowledge and subject to future legal and factual developments, the Company’s management believes that it is unlikely that these actions, individually or in the aggregate, will have a material adverse effect on its consolidated financial position, results of operations or cash flows.  For additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other legal matters, reference is made to Item 8, Financial Statements and Supplementary Data, Note 19 – Regulation and Rates and Note 15 – Commitments and Contingencies. Also see Item 1A. Risk Factors – Cautionary Notes Regarding Forward-Looking Statements.

ITEM 4.  Mine Safety Disclosures.

N/A

PART II

ITEM 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Southern Union’s common stock is traded on the New York Stock Exchange under the symbol “SUG.”  The high and low sales prices for shares of Southern Union common stock and the cash dividends per share declared in each quarter since January 1, 2010 are set forth below.

	Dollars per share
	High	Low	Dividends

December 31, 2011	$42.91	$38.43	$0.15
September 30, 2011	44.65	38.41	0.15
June 30, 2011	41.68	27.18	0.15
March 31, 2011	29.24	24.18	0.15

December 31, 2010	$25.96	$23.60	$0.15
September 30, 2010	24.83	21.12	0.15
June 30, 2010	26.68	20.00	0.15
March 31, 2010	26.03	21.64	0.15

Provisions in certain of Southern Union’s long-term debt and bank credit facilities limit the issuance of dividends on capital stock.  Under the most restrictive provisions in effect, Southern Union may not declare or issue any dividends on its common stock or acquire or retire any of Southern Union’s common stock, unless no event of default exists and the Company meets certain financial ratio requirements, which presently are met.  Southern Union’s ability to pay cash dividends may be limited by certain debt restrictions at Panhandle and Citrus that could limit Southern Union’s access to funds from Panhandle and Citrus for debt service or dividends.  For additional related information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financing Activities – Dividend Restrictions and Item 8.  Financial Statements and Supplementary Data, Note 16 – Stockholders’ Equity and Note 8 – Debt Obligations.

COMMON STOCK PERFORMANCE GRAPH

The following performance graph compares the performance of Southern Union’s common stock to the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and the Bloomberg U.S. Pipeline Index.  The comparison assumes $100 was invested on December 31, 2006, in Southern Union common stock, the S&P 500 Index and the Bloomberg U.S. Pipeline Index.  Each case assumes the reinvestment of dividends.

Cumulative Total Shareholder Return
$200
$175
$150
$125
$100
$75
$50
$25
Dollars
2006
2007
2008
2009
2010
2011
Southern Union
S&P 500 Index
Bloomberg U.S. Pipeline Index

	2006	2007	2008	2009	2010	2011
Southern Union	100	107	49	88	95	170
S&P 500 Index	100	105	67	84	97	99
Bloomberg U.S. Pipeline Index	100	118	72	103	126	174

The following companies are included in the Bloomberg U.S. Pipeline Index used in the graph:  El Paso Corp., Enbridge, Inc., Oneok, Inc., Spectra Energy Corp., TransCanada Corp., and The Williams Companies, Inc.

HOLDERS

As of February 17, 2012, there were 5,299 holders of record of Southern Union’s common stock, and 124,854,997 shares of Southern Union’s common stock were issued and outstanding.  The holders of record do not include persons whose shares are held of record by a bank, brokerage house or clearing agency, but do include any such bank, brokerage house or clearing agency that is a holder of record.

EQUITY COMPENSATION PLANS

Equity compensation plans approved by stockholders include the Southern Union Company Third Amended and Restated 2003 Stock and Incentive Plan and the 1992 Long-Term Stock Incentive Plan (1992 Plan).  While Southern Union options are still outstanding under the 1992 Plan, the 1992 Plan expired on July 1, 2002 and no shares are outstanding or available for future grant thereunder.  Under both plans, stock options and SARs are issued having an exercise price equal to the fair market value of the Company’s common stock on the date of grant.  Stock options typically vest ratably over three, four or five years and SARs vest over three years.

The following table sets forth information regarding the Company’s equity compensation plans approved by security holders as of December 31, 2011.

Number of Securities
	to Be Issued Upon	Weighted Average	Number of Securities
	Exercise of	Exercise Price of	Remaining Available for
	Outstanding	Outstanding	Future Issuance Under
	Options/SARs	Options/SARs	Equity Compensation Plans

Plans approved by stockholders	4,442,886 (1), (2)	$21.40	3,637,271

______________
  (1)  Excludes 185,851 shares of restricted stock that were outstanding at December 31, 2011.
(2) Assumes the number of securities issued from the exercise of SARs outstanding equals the appreciation from the award's grant date to December 31, 2011.

For additional information related to the Company’s equity compensation plans, see Item 8.  Financial Statements and Supplementary Data, Note 14 – Stock-Based Compensation.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases during the three months ended December 31, 2011 made by Southern Union or any “affiliated purchaser” of Southern Union (as defined in Rule 10b-18(a)(3)) of equity securities that are registered pursuant to Section 12 of the Exchange Act.

	Total Number	Average
	of Shares	Price Paid
	Purchased (1)	per Share

Month Ended October 31, 2011	2,136	$40.84
Month Ended November 30, 2011	17	41.68
Month Ended December 31, 2011	65,130	41.90
Total	67,283	$41.87

______________
(1)  The total number of shares purchased includes:  (i) the surrender to the Company of 57,794 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock awards and exercise of stock appreciation rights and (ii) 9,489 shares of common stock purchased in open-market transactions and held in various Company employee benefit plan trusts by the trustees using cash amounts deferred by the participants in such plans (and quarterly cash dividends issued by the Company on shares held in such plans).

ITEM 6.  SELECTED FINANCIAL DATA.

	Years Ended December 31,
	2011	2010	2009	2008	2007

	(In thousands, except per share amounts)

Total operating revenues	$2,665,954	$2,489,913	$2,179,018	$3,070,154	$2,616,665
Earnings from unconsolidated
investments	98,935	105,415	80,790	75,030	100,914
Net earnings (loss):
Continuing operations	255,424	242,648	179,580	295,151	228,711
Discontinued operations (1)	-	(18,100)	-	-	-
Available for common stockholders	255,424	216,213	170,897	279,412	211,346
Net earnings (loss) per diluted
common share: (2)
Continuing operations	2.02	1.87	1.37	2.26	1.75
Discontinued operations	-	(0.14)	-	-	-
Available for common stockholders	2.02	1.73	1.37	2.26	1.75
Total assets	8,270,859	8,238,543	8,075,074	7,997,907	7,397,913
Stockholders’ equity	2,639,611	2,526,982	2,469,946	2,367,952	2,205,806
Current portion of long-term debt	343,254	1,083	140,500	60,623	434,680
Long-term debt, excluding current portion	3,160,372	3,520,906	3,421,236	3,257,434	2,960,326
Cash dividends declared on common
stock	74,847	74,701	74,481	74,384	53,968

___________________
(1)
On August 24, 2006, the Company completed the sales of the assets of its PG Energy natural gas distribution division to UGI Corporation and the Rhode Island operations of its New England Gas Company natural gas distribution division to National Grid USA.  These dispositions were accounted for as discontinued operations in the Consolidated Statement of Operations.  In 2010, the Company recorded an estimated $18.1 million charge to earnings related to the 2006 discontinued operations.  See Item 8. Financial Statements and Supplementary Data, Note 23 – Discontinued Operations for more information.

(2)	Earnings per share for all periods presented were computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations.  The following section includes an overview of the Company’s business as well as recent developments that management of the Company believes are important in understanding its results of operations, and anticipating future trends in those operations.  Subsequent sections include an analysis of the Company’s results of operations on a consolidated basis and on a segment basis for each reportable segment, and information relating to the Company’s liquidity and capital resources, quantitative and qualitative disclosures about market risk and other matters.

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

BUSINESS STRATEGY

The Company’s strategy is focused on achieving profitable growth and enhancing stockholder value.  The Company seeks to balance its entrepreneurial focus with respect to maximizing cash and capital appreciation return to stockholders with preservation of its investment grade credit ratings.  The key elements of its strategy include the following:

•
Expanding through development of the Company’s existing businesses.  The Company will continue to pursue growth opportunities through the expansion of its existing asset base, while maintaining its focus on providing safe and reliable service to its customers.  In each of its business segments, the Company identifies opportunities for organic growth through incremental volumes and system enhancements to generate operating efficiencies.  In its transportation and distribution businesses, the Company seeks rate increases and/or improved rate design, as appropriate, to achieve a fair return on its investment.  See Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Investing Activities for information related to the Company’s principal capital expenditure projects.  See Item 8.  Financial Statements and Supplementary Data, Note 19 – Regulation and Rates for information related to ratemaking activities.

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

The following table provides a reconciliation of EBIT (by segment) to Net earnings available for common stockholders for the periods presented.

	Years Ended December 31,
	2011	2010	2009

	(In thousands)
EBIT:
Transportation and storage segment	$480,775	$458,273	$411,935
Gathering and processing segment	50,666	41,756	(40,470)
Distribution segment	55,364	63,692	67,302
Corporate and other activities	(8,369)	2,621	9,513
Total EBIT	578,436	566,342	448,280
Interest expense	219,232	216,665	196,800
Earnings from continuing operations before income taxes	359,204	349,677	251,480
Federal and state income taxes	103,780	107,029	71,900
Earnings from continuing operations	255,424	242,648	179,580
Loss from discontinued operations	-	18,100	-
Preferred stock dividends	-	5,040	8,683
Loss on extinguishment of preferred stock	-	3,295	-
Net earnings available for common stockholders	$255,424	$216,213	$170,897

Year ended December 31, 2011 versus the year ended December 31, 2010.  The Company’s $39.2 million increase in Net earnings available for common stockholders was primarily due to:

•
Higher EBIT contribution of $22.5 million from the Transportation and Storage segment as Panhandle’s contribution increased $24.7 million on higher operating revenue of $34.2 million mainly due to the LNG terminal infrastructure enhancement project being placed in service in March 2010, partially offset by lower equity earnings of $2.2 million from the Company’s unconsolidated investment in Citrus;

•
A charge for discontinued operations of $18.1 million in 2010 related to the U.S. Court of Appeals for the First Circuit (First Circuit) affirming the Company’s conviction of a RCRA violation in an environmental permitting trial;

•
Higher EBIT contribution of $8.9 million from the Gathering and Processing segment largely attributable to higher net revenue margin of $19.1 million (unadjusted for the impact of hedges) driven by higher market-driven realized average NGL prices in the 2011 period and the effect of a $6.1 million net hedging loss in 2011 versus $12.7 million in 2010.  These increases were partially offset by higher operating expenses of $9.5 million and lower contributions from the investment in Grey Ranch of $4.4 million;

•	Lower preferred stock dividends of $8.3 million due to the Company’s redemption of all of its outstanding shares of preferred stock in July 2010; and
•	Lower federal and state income tax expense of $3.2 million primarily due to the impact of $5.3 million of state investment tax credits recorded in 2011.

These improvements in earnings were partially offset by:

•	Lower EBIT contribution of $11 million from Corporate and other activities primarily due to legal and other outside service costs related to the potential merger with ETE;
•
Lower EBIT contribution of $8.3 million from the Distribution segment mainly due to higher operating, maintenance and general expenses of $7 million largely attributable to higher legal, injuries and damages costs of $1.8 million, the impact of a $1.5 million favorable environmental settlement realized in 2010 and higher other operating, maintenance and general expenses of $3.7 million; and

•
Higher interest expense of $2.6 million primarily attributable to the impact of the lower level of interest costs capitalized attributable to lower average capital project balances outstanding in 2011.

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

•	A charge for discontinued operations of $18.1 million related to the First Circuit affirming the Company’s conviction of a RCRA violation in an environmental permitting trial;
•
Lower EBIT contribution of $6.9 million from Corporate and other activities primarily due to the impact of $10.8 million of income in 2009 resulting from settlements with insurance companies related to certain environmental matters, partially offset by a higher net sales contribution of $4 million from PEI Power;

•
Lower EBIT contribution of $3.6 million from the Distribution segment mainly due to lower other income of $7.8 million primarily due to income in 2009 resulting from settlements with insurance companies related to certain environmental matters and higher operating, maintenance and general expenses of $7.5 million, partially offset by higher net operating revenues of $13.8 million largely attributable to the impact of new customer rates at Missouri Gas Energy effective February 28, 2010; and

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

The Company’s business within the Transportation and Storage segment is conducted through both short- and long-term contracts with customers.  Shorter-term contracts, both firm and interruptible, tend to have a greater impact on the volatility of revenues.  Short-term and long-term contracts are affected by changes in market conditions and competition with other pipelines, changing supply sources and volatility in natural gas prices and basis differentials.  Since the majority of the revenues within the Transportation and Storage segment are related to firm capacity reservation charges, which customers pay whether they utilize their contracted capacity or not, volumes transported do not have as significant an impact on revenues over the short-term.  However, longer-term demand for capacity may be affected by changes in the customers’ actual and anticipated utilization of their contracted capacity and other factors.  For additional information related to Transportation and Storage segment risk factors and the weighted average remaining lives of firm transportation and storage contracts, see Item 1A. Risk Factors – Risks that Relate to the Company’s Transportation and Storage Business and Item 1. Business – Business Segments – Transportation and Storage Segment, respectively.

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

The following table illustrates the results of operations applicable to the Company’s Transportation and Storage segment for the periods presented.

	Years Ended December 31,
	2011	2010	2009

	(In thousands)

Operating revenues (1)	$803,650	$769,450	$749,161

Operating, maintenance and general	258,388	252,007	265,901
Depreciation and amortization	128,011	123,009	113,648
Taxes other than on income and revenues	34,854	36,065	34,539
Total operating income	382,397	358,369	335,073
Earnings from unconsolidated investments	97,775	99,991	75,205
Other income, net	603	(87)	1,657
EBIT	$480,775	$458,273	$411,935

Panhandle natural gas volumes transported (Tbtu) (2)
PEPL	564	563	676
Trunkline	743	664	683
Sea Robin	113	172	132
Florida Gas natural gas volumes transported (3)	864	835	821

_____________
(1)	Reservation revenues comprised 89 percent, 88 percent and 83 percent in the years ended December 31, 2011, 2010, and 2009, respectively.
(2)	Includes transportation deliveries made throughout the Company’s pipeline network.
(3)	Represents 100 percent of Florida Gas natural gas volumes transported versus the Company’s effective equity ownership interest of 50 percent.

See Item 1. Business – Business Segments – Transportation and Storage Segment for additional related operational and statistical information associated with the Transportation and Storage segment.

Year ended December 31, 2011 versus the year ended December 31, 2010.  The $22.5 million EBIT improvement in the year ended December 31, 2011 versus the same period in 2010 was primarily due to a higher EBIT contribution from Panhandle totaling $24.7 million, partially offset by lower equity earnings of $2.2 million, mainly from the Company’s unconsolidated investment in Citrus.

Panhandle’s $24.7 million EBIT improvement was mainly due to:

•	Higher operating revenues of $34.2 million primarily due to:
o	Higher LNG revenues of $20.6 million in 2011 versus 2010 primarily due to the LNG terminal infrastructure enhancement project placed in service in March 2010; and
o	Increased transportation and storage revenues of $12.4 million primarily attributable to:
•	Customer contract buyout revenues received by PEPL primarily in the fourth quarter of 2011 of approximately $13.9 million on four contracts with average remaining terms of approximately four years;
•	Higher transportation reservation revenues of $7.2 million primarily due to higher short-term capacity sold based on operational availability and increased Trunkline supply area capacity sold; and
•	Lower parking revenues of $7.3 million due to less favorable market conditions;

•	Higher operating, maintenance and general expenses of $6.4 million in 2011 versus 2010 primarily attributable to:
o
Impact of a net reduction in 2010 in the repair and abandonment expenses for Hurricane Ike of $12.2 million primarily due to insurance recoveries, project scope reductions, favorable weather conditions experienced, and realized project efficiencies;

o	A $3 million increase in fuel tracker costs primarily due to a net under-recovery in 2011 versus an over-recovery in 2010;
o	A $1.8 million increase in benefit expenses primarily due to higher medical costs;
o
Higher compensation expense of $1.7 million largely due to mark-to-market adjustments for liability stock-based compensation awards (settled in cash) resulting from an increase in the Southern Union stock price impacted by the potential merger with ETE; and

o
A $13.3 million reduction in legal expenses primarily resulting from the settlement, in the second quarter of 2011, of certain litigation with several contractors related to the Company’s East End project, which settlement includes a prior year expense recovery of $9.4 million; and

•
Increased depreciation and amortization expense of $5 million in 2011 versus 2010 primarily due to the LNG terminal infrastructure enhancement project placed in service in March 2010 and a $93.3 million increase in property, plant and equipment placed in service after December 31, 2010.  Depreciation and amortization expense is expected to continue to increase primarily due to ongoing capital additions.

The capacity associated with the contract buyouts, which had been requested by two customers, is available for sale to PEPL’s other customers at market rates.  Such resold capacity may be lower than the approximately $4.1 million annual amount that would have been received from the four prior contracts.  PEPL and Trunkline have also extended and restructured certain other contracts with a customer resulting in an additional term of 5 years at fixed rates, offset by lower current rates, which will result in an estimated $5.6 million reduction  in 2012 reservation revenues versus 2011 levels.

Equity earnings, mainly attributable to the Company’s unconsolidated investment in Citrus, were lower by $2.2 million in 2011 versus 2010 primarily due to the following items, adjusted where applicable to reflect the Company’s proportional equity share in Citrus:

•	Higher transportation revenues of $87.7 million primarily due to placing Florida Gas’ Phase VIII Expansion project into service on April 1, 2011;
•	Lower other income of $39.6 million largely driven by lower equity AFUDC due to placing the Phase VIII Expansion project into service on April 1, 2011;
•
Higher interest expense of $23.5 million primarily due to the issuance of $500 million 5.45% Senior Notes and $350 million 4.00% Senior Notes in July 2010 and lower capitalized debt AFUDC mainly due to placing the Phase VIII Expansion project into service, partially offset by the repayment of the $325 million 7.625% Senior Notes in August 2010;

•	Higher operating expenses of $11.4 million mainly due to the Phase VIII Expansion project being placed into service and pipeline integrity assessments; and
•	Higher depreciation expense of $15.9 million primarily due to completion of the Phase VIII Expansion project.

Citrus property taxes are anticipated to increase effective January 1, 2012 due to the Phase VIII assets being completed and placed in service in April 2011.

See Part I, Item 8. Financial Statements and Supplementary Data, Note 3 – ETE Merger and Note 6 – Unconsolidated Investments – Contingent Matters Potentially Impacting Southern Union Through the Company’s Investment in Citrus for additional information related to Citrus and Florida Gas.

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

See Item 8. Financial Statements and Supplementary Data, Note 6 – Unconsolidated Investments – Citrus for additional information related to Citrus and Florida Gas.

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
o
Impact of provisions for repair and abandonment costs of $10.2 million recorded in 2009 for damages to offshore assets resulting from Hurricane Ike and a net reduction in 2010 in the repair and abandonment expenses for Hurricane Ike of $12.2 million primarily due to insurance recoveries, project scope reductions, favorable weather conditions experienced, and realized project efficiencies;

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

See Item 8. Financial Statements and Supplementary Data, Note 15 – Commitments and Contingencies – Other Commitments and Contingencies – 2008 Hurricane Damage for additional information related to the repair and abandonment provisions and insurance recovery resulting from hurricane damage.

Gathering and Processing Segment.  The Gathering and Processing segment is primarily engaged in connecting producing wells of E&P companies to its gathering system, providing compression and gathering services, treating natural gas to remove impurities to meet pipeline quality specifications, processing natural gas for the removal of NGL, and redelivering natural gas and NGL to a variety of markets.  Its operations are conducted through SUGS.  SUGS’ natural gas supply contracts primarily include fee-based, percent-of-proceeds and margin sharing (conditioning fee and wellhead) purchase contracts.  These natural gas supply contracts vary in length from month-to-month to a number of years, with many of the contracts having a term of three to five years.  SUGS’ primary sales customers include E&P companies, power generating companies, electric and gas utilities, energy marketers, industrial end-users located primarily in the Gulf Coast and southwestern United States, and petrochemicals.  With respect to customer demand for the products and services it provides, SUGS’ business is not generally seasonal in nature; however, SUGS’ operations and the operations of its E&P producers can be adversely impacted by severe weather.

The majority of SUGS’ gross margin is derived from the sale of NGL and natural gas equity volumes and fee based services.  The prices of NGL and natural gas are subject to fluctuations in response to changes in supply, demand, market uncertainty and a variety of factors beyond the Company’s control.  The Company monitors these risks and manages the associated commodity price risk using both economic and accounting hedge derivative instruments.  For additional information related to the Company’s commodity price risk management, see Item 8. Financial Statements and Supplementary Data, Note 11 – Derivative Instruments and Hedging Activities – Commodity Contracts – Gathering and Processing Segment and Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Commodity Price Risk – Gathering and Processing Segment.

The following table presents the results of operations applicable to the Company’s Gathering and Processing segment for the periods presented.

	Years Ended December 31,
	2011	2010	2009

	(In thousands)

Operating revenues, excluding impact of
commodity derivative instruments	$1,185,753	$1,020,758	$776,835
Realized and unrealized commodity derivatives	(6,073)	(12,735)	(44,584)
Operating revenues	1,179,680	1,008,023	732,251
Cost of natural gas and other energy (1)	(960,571)	(814,712)	(624,772)
Gross margin (2)	219,109	193,311	107,479
Operating, maintenance and general	89,796	80,272	80,243
Depreciation and amortization	72,756	70,056	66,690
Taxes other than on income and revenues	5,781	5,734	5,342
Total operating income	50,776	37,249	(44,796)
Earnings (loss) from unconsolidated investments	(248)	4,145	4,410
Other income, net	138	362	(84)
EBIT	$50,666	$41,756	$(40,470)

Operating Information:
Volumes
Avg natural gas processed (MMBtu/d)	417,398	430,683	401,715
Avg NGL produced (gallons/d)	1,474,648	1,463,827	1,325,052
Avg natural gas wellhead volumes (MMBtu/d)	488,109	530,156	566,472
Natural gas sales (MMBtu) (3)	72,353,292	81,760,690	89,690,706
NGL sales (gallons) (3)	663,945,640	631,248,301	589,020,090

Average Pricing
Realized natural gas ($/MMBtu) (4)	$3.86	$4.19	$3.43
Realized NGL ($/gallon) (4)	1.33	1.05	0.78
Natural Gas Daily WAHA ($/MMBtu)	3.91	4.21	3.47
Natural Gas Daily El Paso ($/MMBtu)	3.87	4.15	3.41
Estimated plant processing spread ($/gallon)	0.97	0.65	0.47

________________
(1)	Cost of natural gas and other energy consists of natural gas and NGL purchase costs, fractionation and other fees.
(2)
Gross margin consists of Operating revenues less Cost of natural gas and other energy.  The Company believes that this measurement is more meaningful for understanding and analyzing the Gathering and Processing segment’s operating results for the periods presented because commodity costs are a significant factor in the determination of the segment’s revenues.

(3)
Volumes processed by SUGS include volumes sold under various buy-sell arrangements.  For the years ended December 31, 2010 and 2009, the Company’s operating revenues and related volumes  attributable to its buy-sell arrangements for natural gas totaled $38.1 million and $41.4 million, and 7.8 million MMBtus and 11.7 million MMBtus, respectively.  The buy-sell arrangements for natural gas terminated in November 2010.  The Company’s operating revenues and related volumes attributable to its buy-sell arrangements for NGL totaled $147.8 million, $116.9 million and $69.2 million and 115.2 million gallons, 119.7 million gallons and 91.2 million gallons, for the years ended December 31, 2011, 2010 and 2009, respectively.

(4)	Excludes impact of realized and unrealized commodity derivative gains and losses detailed in the above EBIT presentation.

See Item 1. Business – Business Segments – Gathering and Processing Segment for additional related operational and statistical information associated with the Gathering and Processing segment.

Year ended December 31, 2011 versus the year ended December 31, 2010.  The $8.9 million EBIT improvement in the year ended December 31, 2011 versus the same period in 2010 was primarily due to the following items:

·	Higher gross margin of $25.8 million primarily as the result of:
o	Impact of a net hedging loss of $6.1 million in the 2011 period versus $12.7 million in the 2010 period (which includes the impact of $50,000 of unrealized losses recorded in 2011);
o
Higher operating revenues of $165 million, excluding hedging gains and losses, largely attributable to higher market-driven realized average NGL prices (unadjusted for the impact of realized and unrealized commodity derivative gains and losses) of $1.33 per gallon in the 2011 period versus $1.05 per gallon in the 2010 period.  This increase was partially offset by lower realized average natural gas prices (unadjusted for the impact of realized and unrealized commodity derivative gains and losses) of $3.86 per MMBtu in the 2011 period versus $4.19 per MMBtu in the 2010 period and reduced throughput volumes as a result of processing plant outages and producer well freeze-offs resulting from unusually cold weather in early 2011; and

o
A $145.8 million increase in the cost of gas and other energy in the 2011 period versus the 2010 period mainly due to higher market-driven NGL purchase costs, partially offset by lower natural gas costs in 2011.

These improvements in EBIT were partially offset by:

•	Higher operating, maintenance and general expenses of $9.5 million primarily due to:
o
Higher contract services of $3.1 million primarily associated with the plant down time experienced in early 2011 due to severe cold weather and plant down time experienced in the fourth quarter of 2011 due to a system blockage;

o	An increase in chemicals and lubricants costs of $2.4 million, which generally track with the price of oil;
o	Increased costs of $1.9 million associated with the fire at the Keystone natural gas processing plant in January 2011, including the write-off of property and equipment damaged by the fire; and
o	Higher ongoing litigation costs of $900,000;
•	Lower contribution from the investment in Grey Ranch of $4.4 million resulting from reduced gas flows; and
•
Increased depreciation and amortization expense of $2.7 million in 2011 versus 2010 primarily due to a $98.8 million increase in property, plant and equipment placed in service after December 31, 2010.

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

Distribution Segment.  The Distribution segment is primarily engaged in the local distribution of natural gas in Missouri and Massachusetts through the Company’s Missouri Gas Energy and New England Gas Company operating divisions, respectively.  The Distribution segment’s operations are regulated by the public utility regulatory commissions of the states in which each operates.  For information related to the status of current rate filings relating to the Distribution segment, see Item 1.  Business – Business Segments – Distribution Segment. The Distribution segment’s operations have historically been sensitive to weather and seasonal in nature, with a significant percentage of annual operating revenues (which include pass through gas purchase costs that are seasonally impacted) and EBIT occurring in the traditional winter heating season during the first and fourth calendar quarters.  On February 10, 2010, the MPSC issued an order approving continued use of a distribution rate structure that eliminates the impact of weather and conservation for Missouri Gas Energy’s residential margin revenues and related earnings and approving expanded use of that distribution rate structure for Missouri Gas Energy’s small general service customers, effective February 28, 2010.  Together, Missouri Gas Energy’s residential and small general service customers comprised 99 percent of its total customers and approximately 91 percent of its net operating revenues as of February 28, 2010.  For additional information related to rate matters within the Distribution segment, see Item 8. Financial Statements and Supplementary Data, Note 19 – Regulation and Rates – Missouri Gas Energy and New England Gas Company.

The following table illustrates the results of operations applicable to the Company’s Distribution segment for the periods presented.

	Years Ended December 31,
	2011	2010	2009

	(In thousands)

Net operating revenues (1)	$233,918	$235,171	$221,387

Operating, maintenance and general	132,853	125,847	118,338
Depreciation and amortization	33,445	32,544	31,269
Taxes other than on income
and revenues	12,297	12,781	11,925
Total operating income	55,323	63,999	59,855
Other income (expenses), net	41	(307)	7,447
EBIT	$55,364	$63,692	$67,302

Operating Information:
Natural gas sales volumes (MMcf)	55,123	56,522	56,779
Natural gas transported volumes (MMcf)	24,119	27,218	26,212

Weather – Degree Days: (2)
Missouri Gas Energy service territories	5,183	5,033	4,985
New England Gas Company service territories	5,162	5,288	5,633

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

Year ended December 31, 2011 versus the year ended December 31, 2010.  The $8.3 million EBIT reduction in the year ended December 31, 2011 versus the same period in 2010 was primarily due to:

•	Higher operating, maintenance and general expenses of $7 million primarily attributable to:
o	Higher legal, injuries and damage claims of $1.8 million primarily due to ongoing litigation;
o	Impact of a $2.3 million settlement in 2010 for a previous environmental cost reimbursement claim made by the Company;
o	Higher vehicle fuel costs of $1 million primarily attributable to an increase in gasoline prices;
o	Higher labor costs of $900,000 largely due to merit increases in the 2011 period; and
o	Higher amortized pension costs of $500,000, which were previously being deferred until such costs were included in Missouri Gas Energy’s new rates, which became effective February 28, 2010; and
•
Lower net operating revenues of $1.3 million primarily due to $4.1 million of lower net operating revenues at Missouri Gas Energy largely attributable to the impact of the new customer rates effective February 28, 2010, which eliminated the impact of weather and conservation for the majority of Missouri Gas Energy’s revenues (resulting in lower reported revenues in the traditional winter heating season), and lower market-driven pipeline capacity release and off-system sales, partially offset by higher net operating revenues of $2.8 million at New England Gas Company mainly due to the impact of new customer rates effective April 1, 2011.

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

The Company has benefitted from various federal and state governmental programs that have provided home energy assistance to low income customers.  During 2011, 2010 and 2009, the Company received, through grants made on behalf of customers, funding from these agencies totaling $8.1 million, $8.9 million and $11.9 million, respectively, which served to reduce the related delinquent accounts receivable balances.  If these programs were discontinued or the related funding was significantly reduced and the customers’ ability to pay had not changed, the Company would expect that bad debt expense in the Distribution segment would correspondingly increase.

Corporate and Other Activities.

Year ended December 31, 2011 versus the year ended December 31, 2010.  The EBIT reduction of $11 million was primarily due to legal and other outside service costs of $12.3 million attributable to the potential merger with ETE.

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

See Item 8.  Financial Statements and Supplementary Data, Note 3 – ETE Merger for additional information related to the Company’s potential merger with ETE.  On a consolidated basis, the Company recorded merger-related expenses of $15.7 million during the year ended December 31, 2011.

Interest Expense

Year ended December 31, 2011 versus the year ended December 31, 2010.   Interest expense was $2.6 million higher in the year ended December 31, 2011 versus the same period in 2010 primarily due to the impact of $5.4 million of lower interest costs capitalized attributable to lower average capital project balances outstanding in 2011 compared to 2010 largely resulting from the LNG infrastructure enhancement project being placed in service in March 2010, partially offset by lower interest expense of $1.6 million resulting from the repayment of the $40.5 million 8.25% Senior Notes in April 2010 and the $100 million 6.089% Senior Notes in February 2010.  There were no significant changes in the average interest rates and average debt balances outstanding associated with the Company’s debt obligations in 2011 versus 2010.

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

Federal and State Income Taxes from Continuing Operations

The following table sets forth the Company’s income taxes from continuing operations for the periods presented.

	Years Ended December 31,
	2011	2010	2009

	(In thousands)

Income tax expense	$103,780	$107,029	$71,900
Effective tax rate (1)	29%	31%	29%
________________
(1)
The EITR is lower than the U.S. federal income tax statutory rate of 35 percent primarily due to the 80 percent dividends received deduction for the anticipated receipt of dividends associated with earnings from the Company’s unconsolidated Citrus affiliate, partially offset by the impact of state income taxes, net of the federal income tax benefit.

Year ended December 31, 2011 versus the year ended December 31, 2010.  The $3.2 million decrease of federal and state income tax expense was primarily due to the impact of $5.3 million of state investment tax credits recorded in 2011 and $4.2 million of higher income tax expense in 2010 resulting from the elimination of the Medicare Part D tax subsidy signed into law in March 2010, partially offset by the impact of higher pre-tax earnings for the year ended December 31, 2011 versus 2010.

Year ended December 31, 2010 versus the year ended December 31, 2009.  The $35.1 million increase of federal and state income tax expense was primarily due to higher pre-tax earnings from continuing operations of $98.2 million for the year ended December 31, 2010.

See Item 8. Financial Statements and Supplementary Data, Note 10 – Income Taxes for additional information regarding items impacting the EITR.

Loss from Discontinued Operations

Year ended December 31, 2011 versus the year ended December 31, 2010.  The $18.1 million loss recorded in 2010 is due to the First Circuit affirming the Company’s conviction of a RCRA violation in an environmental permitting trial and denying the Company’s petition for an en banc rehearing.  See Item 8. Financial Statements and Supplementary Data, Note 23 – Discontinued Operations for additional related information.

Preferred Stock Dividends and Loss on Extinguishment of Preferred Stock

Year ended December 31, 2011 versus the year ended December 31, 2010.    The $8.3 million reduction in Preferred stock dividends and Loss on extinguishment of preferred stock for the year ended December 31, 2011 versus the same period in 2010 was due to the impact of the loss of $3.3 million the Company recorded in the 2010 period related to its redemption of all of its 4,600,013 depository shares outstanding representing 460,000 shares of its 7.55% Noncumulative Preferred Stock, Series A (Liquidation Preference $250 per share) (Preferred Stock) and the reduction in related dividends of $5 million in the 2011 period versus the 2010 period associated with these redemptions.

Year ended December 31, 2010 versus the year ended December 31, 2009.  The $348,000 reduction in Preferred stock dividends and Loss on extinguishment of preferred stock for the year ended December 31, 2010 versus the same period in 2009 was due to the impact of the loss of $3.3 million the Company recorded in the 2010 period related to its redemption of all of its 4,600,013 depository shares outstanding representing 460,000 shares of its Preferred Stock and the reduction in related dividends of $3.6 million in the 2010 period versus the 2009 period associated with these redemptions.

See Item 8.  Financial Statements and Supplementary Data, Note 17 – Preferred Securities for additional related information.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated from internal operations constitutes the Company’s primary source of liquidity.  The Company’s working capital deficit at December 31, 2011 is $467.3 million, including $343.3 million of the current portion of long-term debt.  Additional sources of liquidity for working capital purposes include the use of available credit facilities and may include various equity offerings, capital markets and bank debt financings, and proceeds from asset dispositions.  The availability and terms relating to such liquidity will depend upon various factors and conditions such as the Company’s combined cash flow and earnings, the Company’s resulting capital structure and conditions in the financial markets at the time of such offerings.

Sources (Uses) of Cash

	Years ended December 31,
	2011	2010	2009

		(In thousands)
Cash flows provided by (used in):
Operating activities	$531,041	$424,671	$579,213
Investing activities	(328,033)	(392,491)	(419,424)
Financing activities	(182,667)	(39,426)	(153,562)
Increase (decrease) in cash and cash equivalents	$20,341	$(7,246)	$6,227

Operating Activities

Year ended December 31, 2011 versus the year ended December 31, 2010.  Cash provided by operating activities increased by $106.4 million in the 2011 period versus the same period in 2010.  Cash flows provided by operating activities before changes in operating assets and liabilities for the 2011 period were $520.9 million compared with $515.2 million for the 2010 period, an increase of $5.7 million primarily resulting from higher net earnings in 2011. Changes in operating assets and liabilities provided cash of $10.1 million in the 2011 period and used cash of $90.5 million in the 2010 period, resulting in an increase in cash from changes in operating assets and liabilities of $100.6 million in 2011 compared to 2010.  The $100.6 million increase is primarily due to:

•	An increase in cash of $55.6 million resulting from lower accounts receivable in the Distribution segment primarily due to the timing of cash receipts from revenues;
•	An increase in cash of $40 million in the Distribution segment associated with recovery of a higher amount of previously deferred natural gas purchase costs from customers in the 2011 period; and
•
An increase in cash of $13 million at Missouri Gas Energy primarily due to the impact of a one-time catch-up contribution to Missouri Gas Energy’s other postretirement benefit plan in the 2010 period in accordance with its approved rate case effective February 8, 2010.

Year ended December 31, 2010 versus the year ended December 31, 2009.  Cash provided by operating activities decreased by $154.5 million in the 2010 period versus the same period in 2009.  Cash flows provided by operating activities before changes in operating assets and liabilities for the 2010 period were $515.2 million compared with $500.3 million for the 2009 period, an increase of $14.9 million primarily resulting from higher net earnings in 2010. Changes in operating assets and liabilities used cash of $90.5 million in the 2010 period and provided cash of $78.9 million in the 2009 period, resulting in a decrease in cash from changes in operating assets and liabilities of $169.4 million in 2010 compared to 2009.  The $169.4 million decrease is primarily due to:

•	Decreased net cash settlements of $88.4 million for commodity derivative instruments in the Gathering and Processing segment in the 2010 period versus the 2009 period; and
•	A decrease in cash of $64.6 million resulting from higher accounts receivable in the Distribution segment primarily due to the timing of cash receipts from revenues.

Accelerated First-Year Tax Depreciation.  As a result of recent federal income tax legislation, bonus depreciation is allowed for the cost of qualified property placed in service after 2007 and before 2014.  The majority of such qualifying property has historically been depreciated over a seven- to fifteen-year period.  The Company has realized an estimated $90 million tax benefit for the years 2008 through 2011 associated with additional first-year bonus tax depreciation in excess of historical tax depreciation.  The amount of tax benefit applicable to years 2012 through 2013 will be subject to the level of qualified property placed in service during those years.

Investing Activities

The Company’s current business strategy includes making prudent capital expenditures across its base of transmission, storage, gathering, processing and distribution assets and growing the businesses through the selective acquisition of assets in order to position itself favorably in the evolving natural gas markets.

Cash flows used in investing activities in the years ended December 31, 2011 and 2010 were $328.0 million and $392.5 million, respectively.  The $65 million decrease in investing cash outflows was primarily due to a $100 million equity contribution to Citrus from CrossCountry Citrus, LLC (CrossCountry Citrus), an indirect wholly-owned subsidiary of the Company, in 2010, partially offset by a loan of $37 million to Citrus from CrossCountry Citrus, net of repayments, in 2011 to fund a portion of the Phase VIII Expansion costs.

Cash flows used in investing activities in the years ended December 31, 2010 and 2009 were $392.5 million and $419.4 million, respectively.  The $26.9 million decrease in investing cash outflows was primarily due to a $97.8 million decrease in capital expenditures in the Transportation and Storage segment, partially offset by a $100 million equity contribution the Company made to Citrus in 2010 to partially fund the Phase VIII Expansion.

See Item 8. Financial Statements and Supplementary Data, Note 18 – Reportable Segments for information regarding the amount of capital expenditures made by each of the Company’s reportable segments.

Principal Capital Expenditure Projects

2008 Hurricane Damage.  In September 2008, Hurricanes Gustav and Ike came ashore on the Louisiana and Texas coasts.  Damage from the hurricanes affected the Company’s Transportation and Storage segment.  Offshore transportation facilities, including Sea Robin and Trunkline, suffered damage to several platforms and gathering pipelines.

The capital replacement and retirement expenditures related to Hurricane Ike, which were substantially completed in 2011, totalled approximately $141 million.  Approximately $141 million, $134 million and $110 million of the capital replacement and retirement expenditures were incurred as of December 31, 2011, 2010 and 2009, respectively.  The Company anticipates reimbursement from OIL for a significant portion of the damages in excess of its $10 million deductible; however, the recoverable amount is subject to pro rata reduction to the extent that the level of total accepted claims from all insureds exceeds the carrier’s $750 million aggregate exposure limit.  OIL announced that it has reached the $750 million aggregate exposure limit and currently calculates its estimated payout amount at 70 percent or less based on estimated claim information it has received.  OIL is currently making interim payouts at the rate of 50 percent of accepted claims.  As of December 31, 2011, OIL has paid a total of $64.7 million for claims submitted to date by the Company with respect to Hurricane Ike.  The final amount of any applicable pro rata reduction cannot be determined until OIL has received and assessed all claims.

Missouri Safety Program.  Pursuant to a 1989 MPSC order, Missouri Gas Energy is engaged in a major natural gas safety program in its service territories (Missouri Safety Program).  This program includes replacement of Company and customer-owned natural gas service and yard lines, the movement and resetting of meters, the replacement of cast iron mains and the replacement and cathodic protection of bare steel mains.  In recognition of the significant capital expenditures associated with this safety program, the MPSC initially permitted the deferral and subsequent recovery through rates of depreciation expense, property taxes and associated carrying costs over a 10-year period.  On August 28, 2003, the State of Missouri passed certain statutes that provided Missouri Gas Energy with the ability to adjust rates periodically to recover depreciation expense, property taxes and carrying costs associated with the Missouri Safety Program, as well as investments in public improvement projects.  The continuation of the Missouri Safety Program will result in significant levels of future capital expenditures.  The Company incurred capital expenditures of $13.8 million, $13.6 million and $14.4 million in 2011, 2010 and 2009, respectively, related to this program and estimates incurring approximately $94.8 million over the next 10 years, after which all service lines, representing about 33 percent of the annual safety program investment, will have been replaced.

Citrus Sponsor Contributions. In 2011, CrossCountry Citrus and Citrus’ other stockholder each made sponsor contributions of $37 million in the form of loans to Citrus, net of repayments.  The Citrus loan has been recorded in Other non-current assets on the Consolidated Balance Sheet.  The contributions are related to the costs of Florida Gas’ Phase VIII Expansion project.  In conjunction with anticipated sponsor contributions, Citrus has entered into a promissory note in favor of each stockholder for up to $150 million.  The promissory notes have a final maturity date of March 31, 2014, with no principal payments required prior to the maturity date, and bear an interest rate equal to a one-month Eurodollar rate plus a credit spread of 1.5 percent.  Amounts may be redrawn periodically under the notes to temporarily fund capital expenditures, debt retirements, or other working capital needs.

In 2010, CrossCountry Citrus, an indirect wholly-owned subsidiary of the Company, and Citrus’ other stockholder each made a $100 million sponsor capital contribution in the form of equity to Citrus to partially fund the Phase VIII Expansion.  The Company’s $100 million capital contribution was funded using its credit facilities.

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

Financing activities used cash flows of $182.7 million and $39.4 million in the years ended December 31, 2011 and 2010, respectively.  The $143.2 million increase in net financing cash outflows was primarily due to:

•	Repayments of $97.1 million under the Company’s credit facilities in the 2011 period compared to $217.1 million in borrowings in 2010;
•	Payments of $115 million to redeem all of the Company’s outstanding Preferred Stock in the 2010 period;
•	Net repayments of $18.6 million of long-term debt in the 2011 period, compared to net debt repayments of $39.9 million in the 2010 period; and
•	Dividend payments of $7.2 million on the Company’s Preferred Stock in the 2010 period.

Financing activities used cash flows of $39.4 million and $153.6 million in the years ended December 31, 2010 and 2009, respectively.  The $114.2 million decrease in net financing cash outflows was primarily due to:

•	Borrowings of $217.1 million under the Company’s credit facilities in the 2010 period compared to $321.5 million in payments in 2009;
•	Payments of $115 million in 2010 to redeem all of the Company’s outstanding Preferred Stock; and
•	Net repayments of $39.9 million of long-term debt in the 2010 period, compared to net debt issuances of $243.3 million in the 2009 period.

Debt Refinancing and Repayment

Term Loans.  On August 3, 2010, the Company entered into an Amended and Restated $250 million Credit Agreement, maturing on August 3, 2013 (2010 Term Loan).  The 2010 Term Loan bears interest at a rate of LIBOR plus 2.125 percent.  The 2010 Term Loan amended, restated and upsized the two-year $150 million term loan entered into on August 5, 2009 (2009 Term Loan).  Proceeds received from the 2010 Term Loan were used to refinance the existing indebtedness under the 2009 Term Loan, with the remaining proceeds used to provide working capital and for general corporate purposes.  The balance of the 2010 Term Loan was $250 million and $250 million at effective interest rates of 2.40 and 2.39 percent at December 31, 2011 and 2010, respectively.  The balance and effective interest rate of the 2010 Term Loan at February 17, 2012 were $250 million and 2.38 percent, respectively.

Short-Term Debt Obligations, Excluding Current Portion of Long-Term Debt

Credit Facilities.  During the second quarter of 2011, the Company entered into the Seventh Amended and Restated Revolving Credit Agreement with the banks named therein in the amount of $550 million (2011 Revolver).  The 2011 Revolver is an amendment, restatement and refinancing of the Company’s existing $550 million revolving credit facility, which was otherwise scheduled to mature on May 28, 2013.  The 2011 Revolver will mature on May 20, 2016.  Borrowings on the 2011 Revolver are available for the Company’s working capital, other general corporate purposes and letter of credit requirements.  The interest rate and commitment fee under the 2011 Revolver are calculated using a pricing grid, which is based upon the credit rating for the Company’s senior unsecured notes.  The annualized interest rate and commitment fee rate bases for the 2011 Revolver at December 31, 2011 were LIBOR, plus 162.5 basis points, and 25 basis points, respectively.

The Company’s additional $25 million short-term committed credit facility was renewed in July 2011 for an additional 364-day period.

Balances of $200 million and $297.1 million were outstanding under the Company’s credit facilities at effective interest rates of 1.88 percent and 3.02 percent at December 31, 2011 and 2010, respectively.  The Company classifies its borrowings under the credit facilities as short-term debt, as the individual borrowings are generally for periods of 15 to 180 days.  At maturity, the Company may (i) retire the outstanding balance of each borrowing with available cash on hand and/or proceeds from a new borrowing, or (ii) at the Company’s option, extend the borrowing’s maturity date for up to an additional 90 days.  As of February 17, 2012, there was a balance of $148.3 million outstanding under the Company’s credit facilities at an average effective interest rate of 1.86 percent.

Retirement of Debt Obligations

The Company refinanced LNG Holdings’ $455 million term loan due March 13, 2012 on February 23, 2012 with an unsecured three-year term loan facility due February 23, 2015, with LNG Holdings as borrower and PEPL and Trunkline LNG as guarantors and a floating interest rate tied to LIBOR plus a margin based on the rating of PEPL’s senior unsecured debt.  The Company expects to retire the $465 million term loan due June 2012 ($342.4 million of which is outstanding at December 31, 2011) utilizing a portion of the $445 million in merger consideration to be received by Southern Union in connection with the Citrus Merger.  Should the Citrus Merger not occur by the June 2012 maturity date, the Company would expect to refinance and/or extend the $465 million term loan, or alternatively the Company might choose to retire such debt upon maturity by utilizing some combination of cash flows from operations, draw downs under existing credit facilities and altering the timing of controllable expenditures, among other things.  The Company reasonably believes, based on its investment grade credit ratings and general financial condition, successful historical access to capital and debt markets and market expectations regarding the Company’s future earnings and cash flows, that it will be able to refinance and/or retire these obligations, as applicable, under acceptable terms prior to their maturity.  There can be no assurance, however, that the Company will be able to achieve acceptable refinancing terms in any negotiation of new capital market debt or bank financings.  Moreover, there can be no assurance the Company will be successful in its implementation of these refinancing and/or retirement plans and the Company’s inability to do so could cause a material adverse effect on the Company’s financial condition and liquidity.

Credit Ratings. As of December 31, 2011, both Southern Union’s and Panhandle’s debt was rated BBB- by Fitch Ratings, Baa3 by Moody's Investor Services, Inc. and BBB- by Standard & Poor's. Due to the merger activities involving the Company, Standard and Poor’s has placed Southern Union and Panhandle on Credit Watch with developing implications, Moody’s has revised its outlook on Southern Union’s debt from stable to negative, and Fitch has placed Southern Union and Panhandle on Rating Watch Negative.  The Company is not party to any lending agreement that would accelerate the maturity date of any obligation due to a failure to maintain any specific credit rating, nor would a reduction in any credit rating, by itself, cause an event of default under any of the Company’s lending agreements.  However, if its current credit ratings are downgraded below investment grade or if there are times when it is placed on "credit watch," the Company could be negatively impacted as follows:

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

For additional related information, see Item 8.  Financial Statements and Supplementary Data, Note 11 – Derivative Instruments and Hedging Activities – Derivative Instrument Contingent Features.

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

OTHER MATTERS

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
The Company does not have any material off-balance sheet arrangements other than that as noted in Item 8.  Financial Statements and Supplementary Data, Note 6 – Unconsolidated Investments – Contingent Matters Potentially Impacting Southern Union Through the Company’s Investment in Citrus—Retirement of Debt Obligations.  The following table summarizes the Company’s expected contractual obligations by payment due date as of December 31, 2011.

	Contractual Obligations
							2017 and
	Total	2012	2013	2014	2015	2016	thereafter

	(In thousands)

Long-term debt (1) (2)	$3,500,702	$343,254	$500,797	$772	$455,751	$708	$2,199,420
Short-term borrowing,
including credit facilities (1)	200,000	200,000	-	-	-	-	-
Natural gas purchases (3)	126,109	68,603	3,948	3,823	3,717	3,620	42,398
Missouri Gas Energy
Safety Program	94,765	11,822	11,941	11,541	11,657	11,773	36,031
Transportation contracts	265,203	82,274	56,858	19,245	15,496	14,364	76,966
Natural gas storage
contracts (4)	217,242	38,897	35,662	31,007	27,388	23,771	60,517
Operating lease payments	134,785	15,172	17,342	15,606	14,306	13,377	58,982
Interest payments on debt (5)	2,454,788	161,866	156,762	138,101	138,066	138,032	1,721,961
Fractionation contract	182,502	21,528	22,215	22,827	23,151	23,512	69,269
Other (6)	28,698	21,462	794	814	744	336	4,548
	$7,204,794	$964,878	$806,319	$243,736	$690,276	$229,493	$4,270,092

_________________________
(1)
The Company is party to debt agreements containing certain covenants that, if not satisfied, would give rise to an event of default that would cause such debt to become immediately due and payable.  Such covenants require the Company to maintain a certain level of net worth, to meet certain debt to total capitalization ratios, and to meet certain ratios of earnings before depreciation, interest and taxes to cash interest expense.  At December 31, 2011, the Company was in compliance with all of its covenants.  See Item 8.  Financial Statements and Supplementary Data, Note 8 – Debt Obligations.

(2)	The long-term debt principal payment obligations exclude $2.9 million of unamortized debt premium as of December 31, 2011.
(3)	The Company has tariffs in effect for all its utility service areas that provide for recovery of its purchased natural gas costs under defined methodologies.
(4)	Represents charges for third party natural gas storage capacity.
(5)
Interest payments on debt are based upon the applicable stated or variable interest rates as of December 31, 2011.  Includes approximately $1.13 billion of interest payments associated with the $600 million Junior Subordinated Notes due November 1, 2066.

(6)	Includes unrecognized tax benefits and various other contractual obligations.

Contingencies

See Item 8.  Financial Statements and Supplementary Data, Note 15 – Commitments and Contingencies.

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

Regulatory

 See Item 8.  Financial Statements and Supplementary Data, Note 19 – Regulation and Rates.

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

Rate Matters

Trunkline LNG Cost and Revenue Study.  On July 1, 2009, Trunkline LNG filed a Cost and Revenue Study with respect to the Trunkline LNG facility expansions completed in 2006, in compliance with FERC orders.  Such filing, which was as of March 31, 2009, reflected an annualized cost of service level for these expansions of $54.7 million, less than the associated actual revenues during the same period of $68.5 million.  These expansion revenues are currently at negotiated rates totaling $72.6 million annually through 2015.  BGLS filed a motion to intervene and protest on July 14, 2009.  By order dated July 26, 2010, FERC determined that since (i) Trunkline LNG has fixed negotiated rates with BGLS through 2015, which would be unaffected by any rate change that might be determined through hearing at this time, and (ii) current costs and revenues are not necessarily representative of Trunkline LNG’s costs and revenues at the termination of the negotiated rate period in 2015, there was no reason to expend FERC’s and the parties’ resources on a Natural Gas Act Section 5 proceeding at this time.  The order is final and not subject to rehearing.

See Item 8.  Financial Statements and Supplementary Data, Note 19 – Regulation and Rates for information related to the Company’s other rate matters.

LNG Export License.  On July 22, 2011, the United States Department of Energy, Office of Fossil Energy issued an order authorizing Lake Charles Exports, LLC, an entity owned by subsidiaries of the Company and BG Group plc, to export domestically produced LNG by vessel from Trunkline LNG’s Lake Charles LNG terminal.  The authorization, for a 25-year term beginning on the earlier of the date of first export or 10 years from the issuance of the order, permits export of up to approximately 2 Bcf/d to countries that have or will enter into a free trade agreement (FTA) with the United States that requires national treatment for trade in natural gas.  Lake Charles Exports, LLC is permitted to use the authorization to export LNG on its own behalf or as an agent for BGLS.  A proceeding for approval to export to non-FTA countries is ongoing.  The companies are developing plans to install liquefaction facilities at the Lake Charles terminal to export LNG. Modifications to the Lake Charles terminal would be subject to approval by the FERC.  The Company and BG Group plc have not finalized the economic terms of their arrangement, but the Company expects that any such arrangement will take into account, among other things, the December 31, 2015 termination of certain contracted rates at the existing Trunkline LNG terminal, which otherwise revert to tariff rates in 2016, and the term of BGLS contracts related to the Trunkline LNG terminal, which otherwise all expire in 2030.

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

Effects of Regulation

The Company is subject to regulation by certain state and federal authorities in each of its reportable segments.  Missouri Gas Energy, New England Gas Company and Florida Gas have accounting policies that are in accordance with the accounting requirements and ratemaking practices of the applicable regulatory authorities.  The application of these accounting policies allows the Company to defer expenses and revenues on the balance sheet as regulatory assets and liabilities when it is probable that those expenses and revenues will be allowed in the ratemaking process in a period different from the period in which they would have been reflected in the Consolidated Statement of Operations by an unregulated company.  These deferred assets and liabilities then flow through the results of operations in the period in which the same amounts are included in rates and recovered from or refunded to customers.  Management’s assessment of the probability of recovery or pass through of regulatory assets and liabilities requires judgment and interpretation of laws and regulatory commission orders.  If, for any reason, the Company ceases to meet the criteria for application of regulatory accounting treatment for all or part of its operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the Consolidated Balance Sheet and included in the Consolidated Statement of Operations for the period in which the discontinuance of regulatory accounting treatment occurs.  The aggregate amounts of regulatory assets reflected in the Consolidated Balance Sheet applicable to the Distribution segment are $57.4 million and $66.2 million at December 31, 2011 and 2010, respectively.  The aggregate amounts of regulatory liabilities reflected in the Consolidated Balance Sheet applicable to the Distribution segment are $8.4 million and $5.8 million at December 31, 2011 and 2010, respectively.  For a summary of regulatory matters applicable to the Company, see Item 8.  Financial Statements and Supplementary Data, Note 19 – Regulation and Rates.  Panhandle and SUGS do not currently apply regulatory accounting standards.

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

Goodwill Impairment Evaluation.  At December 31, 2011, the Company had a goodwill balance of $89.2 million relating to its Distribution segment reporting unit.  The Company assesses goodwill for impairment at least annually as of November 30, and updates the annual test on an interim basis if events or circumstances occur that would more likely than not reduce the fair value of the applicable reporting unit below its book carrying amount.  A two-step impairment test is performed to identify a potential impairment and measure an impairment loss, if any, to be charged to earnings.  In the first step, the fair value of the reporting unit, which is primarily determined based on discounted cash flows using assumptions that market participants would use, is compared to the reporting unit’s carrying amount, including goodwill.  If the carrying amount of the reporting unit is greater than its fair value, the reporting unit’s goodwill may be impaired and step two must be completed.  In the second step, the carrying amount of the reporting unit’s goodwill is compared with the implied fair value of such goodwill.  If the carrying amount of the reporting unit’s goodwill is greater than its implied fair value, an impairment loss must be charged to earnings for the excess (i.e. recorded goodwill must be written down to implied fair value of the reporting unit’s goodwill).  Because the fair value of goodwill can be measured only as a residual amount and cannot be determined directly, the implied fair value of a reporting unit’s goodwill is calculated in the same manner as the amount of goodwill that is recognized in a purchase business combination.  This process involves measuring the fair value of the reporting unit’s assets and liabilities (both recognized and unrecognized) at the time of the impairment test by performing a hypothetical purchase price allocation.  The difference between the reporting unit’s fair value and the fair values assigned to the reporting unit’s individual assets and liabilities (both recognized and unrecognized), is the implied fair value of the reporting unit’s goodwill.

The Company evaluated goodwill for potential impairment for the years ended December 31, 2011, 2010 and 2009, and no impairment was indicated in the step one test.

Equity Method Investments.  A loss in value of an equity method investment that is other than temporary is recognized in earnings.  Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment.  A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment.  All of the above factors are considered in the Company’s review of its equity method investments.  The Company evaluated its equity method investments for potential impairment for the years ended December 31, 2011, 2010 and 2009, and no impairment was indicated.

Pensions and Other Postretirement Benefits

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

The Company establishes the discount rate using the Citigroup Pension Discount Curve as published on the Society of Actuaries website as the hypothetical portfolio of high-quality debt instruments that would provide the necessary cash flows to pay the benefits when due.  Net periodic benefit cost and benefit obligation increases and equity correspondingly decreases as the discount rate is reduced.  Lowering the discount rate assumption by 0.5 percent would increase the Company’s 2011 net periodic benefit cost (before regulatory accounting adjustments) and benefit obligation at the end of 2011 by approximately $1.5 million and $24.7 million, respectively, and would correspondingly increase Accumulated other comprehensive loss at the end of 2011 by $24.7 million on a pre-tax basis.

The expected rate of return on plan assets is based on long-term expectations given current investment objectives and historical results.  Net periodic benefit cost increases as the expected rate of return on plan assets is correspondingly reduced.  Lowering the expected rate of return on plan assets assumption by 0.5 percent would increase the Company’s 2011 net periodic benefit cost (before regulatory accounting adjustments) by approximately $1.1 million.

See Item 8.  Financial Statements and Supplementary Data, Note 9 – Benefits for additional related information.

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

See Item 8. Financial Statements and Supplementary Data Note 12 – Fair Value Measurement and Note 9 – Benefits – Pension and Other Postretirement Plans – Plan Assets for additional information regarding the assets and liabilities of the Company measured on a recurring and nonrecurring basis, respectively.

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

The determination of the Company’s provision for income taxes requires significant judgment, use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items.  Reserves are established when, despite management’s belief that the Company’s tax return positions are fully supportable, management believes that certain positions may be successfully challenged. When facts and circumstances change, these reserves are adjusted through the provision for income taxes.  See Item 8.  Financial Statements and Supplementary Data, Note 10 – Taxes on Income for additional related information.

Commitments and Contingencies

The Company is subject to proceedings, lawsuits and other claims related to environmental and other matters.  Accounting for contingencies requires significant judgments by management regarding the estimated probabilities and ranges of exposure to potential liability.  For further discussion of the Company’s commitments and contingencies, see Item 8.  Financial Statements and Supplementary Data, Note 15 – Commitments and Contingencies.

New Accounting Pronouncements

See Item 8.  Financial Statements and Supplementary Data, Note 2 – Summary of Significant Accounting Policies and Other Matters – New Accounting Principles.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company is subject to the risk of loss associated with movements in market interest rates.  The Company manages this risk through the use of fixed-rate debt, floating-rate debt and interest rate swaps.  Fixed-rate swaps are used to reduce the risk of increased interest costs during periods of rising interest rates.  Floating-rate swaps are used to convert the fixed rates of long-term borrowings into short-term variable rates.  At December 31, 2011, the interest rate on 81 percent of the Company’s long-term debt was fixed after considering the impact of interest rate swaps.

At December 31, 2011, $19.9 million is included in Derivative instruments - liabilities and $59.8 million is included in Deferred Credits in the Consolidated Balance Sheet related to the fixed-rate interest rate swaps on the $455 million Term Loan due 2012 and $525 million of the $600 million Junior Subordinated Notes due 2066.

At December 31, 2011, a 100 basis point change in the annual interest rate on all outstanding floating-rate debt would correspondingly change the Company’s interest payments by approximately $700,000 for each month during which such change continued.  If interest rates change significantly, the Company may take actions to manage its exposure to the change.

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

The change in exposure to loss in earnings and cash flow related to interest rate risk for the year ended December 31, 2011 is not material to the Company.

See Item 8.  Financial Statements and Supplementary Data, Note 11 – Derivative Instruments and Hedging Activities and Note 8 - Debt Obligations.

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

The following table summarizes SUGS' principal commodity derivative instruments as of December 31, 2011 (all instruments are settled monthly), which were developed based upon historical and projected operating conditions and processable volumes.

		Average	2012	Fair Value
		Fixed Price	Volumes	of Assets
Instrument Type	Index	(per MMBtu)	(MMBtu/d) (3)	(Liabilities) (5)
				(In thousands)

Natural Gas - Cash Flow Hedges: (1)
Receive-fixed swap	Gas Daily - El Paso Permian	$4.82	10,000	6,124
		Total	10,000	$6,124

		Average	2012	Fair Value
		Fixed Price	Volumes	of Assets
Instrument Type	Index	(per Gallon)	(Gallons/d)	(Liabilities) (5)
				(In thousands)

Natural Gas Liquids - Cash Flow Hedges: (2)
Receive-fixed swap (4)	OPIS Mt. Belvieu	$1.15	178,629	$(6,140)
		Total	178,629	$(6,140)

__________________
(1)
The Company’s natural gas swap arrangements have been designated as cash flow hedges.  The effective portion of changes in the fair value of the cash flow hedges is recorded in Accumulated other comprehensive loss until the related hedged items impact earnings.  Any ineffective portion of a cash flow hedge is reported in current-period earnings.

(2)
The Company’s NGL swap arrangements have been designated as cash flow hedges.  The effective portion of changes in the fair value of the cash flow hedges is recorded in Accumulated other comprehensive loss until the related hedged items impact earnings.  Any ineffective portion of a cash flow hedge is reported in current-period earnings.

(3)
All volumes are applicable to the period January 1, 2012 to December 31, 2012, with 55.25 percent of the volumes settled against Gas Daily - Waha and 44.75 percent of the volumes settled against Gas Daily – El Paso Permian.

(4)
The Company’s NGL swap arrangements consist of a ratio of NGL product that is approximately (on a gallon basis): 44 percent ethane, 29 percent propane, 4 percent iso-butane, 11 percent normal butane and 12 percent natural gasoline.  The arrangements approximate 15,000 MMBtu/d equivalents at a weighted average fixed price of $13.66 per MMBtu.

(5)
See Item 8.  Financial Statements and Supplementary Data, Note 11 – Derivative Instruments and Hedging Activities – Commodity Contracts – Gathering and Processing Segment for additional related information.

At December 31, 2011, excluding the effects of hedging and assuming normal operating conditions, the Company estimates that a change in price of $0.01 per gallon of NGL and $1.00 per MMBtu of natural gas would impact annual gross margin by approximately $1.3 million and $8.9 million, respectively.  Such commodity price risk estimates do not include any effect on demand for the Company’s services that may be caused by, or arise in conjunction with, price changes.  For example, a change in the gross processing spread may cause some ethane to be sold in the natural gas stream, impacting gathering and processing margins, natural gas deliveries and NGL volumes shipped.

Transportation and Storage Segment.  The Company is exposed to some commodity price risk with respect to natural gas used in operations by its interstate pipelines.  Specifically, the pipelines receive natural gas from customers for use in generating compression to move the customers’ natural gas.  Additionally, the pipelines may have to settle system imbalances when customers’ actual receipts and deliveries do not match.  When the amount of natural gas utilized in operations by the pipelines differs from the amounts provided by customers, the pipelines may use natural gas from inventory or may have to buy or sell natural gas to cover these or other operational needs, resulting in commodity price risk exposure to the Company.  In addition, there is other indirect exposure to the extent commodity price changes affect customer demand for and utilization of transportation and storage services provided by the Company.  At December 31, 2011, there were no hedges in place with respect to natural gas price risk associated with the Company’s interstate pipeline operations.

Distribution Segment Economic Hedging Activities.  The Company enters into financial instruments to mitigate price volatility of purchased natural gas passed through to customers in its Distribution segment. The cost of the derivative products and the settlement of the respective obligations are recorded through the natural gas purchase adjustment clause as authorized by the applicable regulatory authority and therefore do not impact earnings. The fair values of the contracts are recorded as an adjustment to a regulatory asset or liability in the Consolidated Balance Sheet.  As of December 31, 2011, the fair values of the contracts, which expire at various times through December 2013, are included in the Consolidated Balance Sheet as liabilities, with matching adjustments to deferred cost of natural gas of $40.1 million.

ITEM 8.  Financial Statements and Supplementary Data.

The information required here is included in the report as set forth in the Index to Consolidated Financial Statements on page F-1.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed by the Company, including consolidated entities, in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  The Company performed an evaluation under the supervision and with the participation of management, including its CEO and CFO, and with the participation of personnel from its Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on that evaluation, Southern Union’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

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

Management’s evaluation of the effectiveness of the Company’s internal control over financial reporting was based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation under that framework and applicable SEC rules, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

The Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Southern Union Company
February 24, 2012

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  Other Information.

All information required to be reported on Form 8-K for the quarter ended December 31, 2011 was appropriately reported.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be filed with the SEC within 120 days after the close of the year ended December 31, 2011.

ITEM 11.  Executive Compensation.

The information required by Item 11 will be filed with the SEC within 120 days after the close of the year ended December 31, 2011.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 will be filed with the SEC within 120 days after the close of the year ended December 31, 2011.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 will be filed with the SEC within 120 days after the close of the year ended December 31, 2011.

ITEM 14.  Principal Accounting Fees and Services.

The information required by Item 14 will be filed with the SEC within 120 days after the close of the year ended December 31, 2011.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules.

(a)(1) and (2)	Financial Statements and Financial Statement Schedules.

(a)(3)	Exhibits.

Exhibit No.                                                              Description

2(a)
Agreement and Plan of Merger, dated as of June 15, 2011, as amended and restated as of July 4, 2011 and July 19, 2011, by and among Southern Union Company, Energy Transfer Equity, L.P. and Sigma Acquisition Corporation. (Filed as Exhibit 2.1 to Southern Union’s Current Report on Form 8-K filed on July 20, 2011 and incorporated herein by reference.)

2(b)
Amendment No. 1, dated as of September 14, 2011, to the Second Amended and Restated Agreement and Plan of Merger dated July 19, 2011, by and among Southern Union Company, Energy Transfer Equity, L.P. and Sigma Acquisition Corporation. (Filed as Exhibit 2.1 to Southern Union’s Current Report on Form 8-K filed on September 15, 2011 and incorporated herein by reference.)

2(c)
Agreement and Plan of Merger, dated as of July 4, 2011, as amended and restated on July 19, 2011, between Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P. (Filed as an exhibit to Exhibit 2.1 to Southern Union’s Current Report on Form 8-K filed on July 20, 2011 and incorporated herein by reference.)

2(d)
Amendment No. 1, dated as of September 14, 2011, to the Amended and Restated Agreement and Plan of Merger, dated as of July 19, 2011, between Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P. (Filed as Exhibit 10.1 to Southern Union’s Current Report on Form 8-K filed on September 15, 2011 and incorporated herein by reference.)

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

10(a)
Credit Agreement between Trunkline LNG Holdings, LLC, as borrower, Panhandle Eastern Pipeline Company, LP and Trunkline LNG Company, LLC, as guarantors, the financial institutions listed therein and the Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, dated as of February 23, 2012.

10(b)
Seventh Amended and Restated Revolving Credit Agreement, dated as of May 20, 2011, among the Company, as borrower, and the lenders party thereto. (Filed as Exhibit 10.1 to Southern Union’s Current Report on Form 8-K filed on May 24, 2011 and incorporated herein by reference.)

10(c)
Amended and Restated Credit Agreement, dated as of August 3, 2010, among the Company, as borrower, and the lenders party thereto (filed as Exhibit 10(b) to Southern Union Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference.)

10(d)
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

10(f)
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

10(g)
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Southern Union has duly caused this report to be signed by the undersigned, thereunto duly authorized, on February 24, 2012.

SOUTHERN UNION COMPANY

By: /s/ George L. Lindemann
George L. Lindemann
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Southern Union and in the capacities indicated as of February 24, 2012.

Signature/Name	Title
/s/ George L. Lindemann* George L. Lindemann	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ Eric D. Herschmann* Eric D. Herschmann	Vice Chairman of the Board, President and Chief Operating Officer

/s/ Richard N. Marshall Richard N. Marshall	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ George E. Aldrich George E. Aldrich	Senior Vice President and Controller (Authorized Officer and Principal Accounting Officer)

/s/ David Brodsky* David Brodsky	Director
/s/ Frank W. Denius* Frank W. Denius	Director
/s/ Kurt A. Gitter, M.D.* Kurt A. Gitter, M.D.	Director
/s/ Herbert H. Jacobi* Herbert H. Jacobi	Director

/s/ Thomas N. McCarter, III* Thomas N. McCarter, III	Director
/s/ George Rountree, III* George Rountree, III	Director
/s/ Allan D. Scherer* Allan Scherer	Director

*By: /s/ RICHARD N. MARSHALL	*By: /s/ ROBERT M. KERRIGAN, III
Richard N. Marshall	Robert M. Kerrigan, III
Senior Vice President and Chief Financial Officer Attorney-in-fact	Vice President, Assistant General Counsel and Secretary
Attorney-in-fact

SOUTHERN UNION COMPANY AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements and Supplementary Data:	Page(s):
Consolidated Statements of Operations	F-2
Consolidated Balance Sheets	F-3 - F-4
Consolidated Statements of Cash Flows	F-5
Consolidated Statements of Stockholders’ Equity and Comprehensive Income	F-6 - F-7
Notes to Consolidated Financial Statements	F-8
Report of Independent Registered Public Accounting Firm	F-61

All schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009

	(In thousands, except per share amounts)

Operating revenues (Note 18):
Natural gas gathering and processing	$1,179,680	$1,008,023	$732,251
Natural gas distribution	666,650	698,513	692,904
Natural gas transportation and storage	803,650	769,450	749,161
Other	15,974	13,927	4,702
Total operating revenues	2,665,954	2,489,913	2,179,018

Operating expenses:
Cost of natural gas and other energy	1,362,177	1,243,749	1,060,892
Operating, maintenance and general	498,255	463,517	468,721
Depreciation and amortization	237,690	228,637	213,827
Revenue-related taxes	35,608	37,619	36,375
Taxes, other than on income and revenues	54,366	55,776	53,114
Total operating expenses	2,188,096	2,029,298	1,832,929

Operating income	477,858	460,615	346,089

Other income (expenses):
Interest expense	(219,232)	(216,665)	(196,800)
Earnings from unconsolidated investments	98,935	105,415	80,790
Other, net (Note 22)	1,643	312	21,401
Total other expenses, net	(118,654)	(110,938)	(94,609)

Earnings from continuing operations before income taxes	359,204	349,677	251,480

Federal and state income tax expense (Note 10)	103,780	107,029	71,900

Earnings from continuing operations	255,424	242,648	179,580

Loss from discontinued operations (Note 23)	-	(18,100)	-

Net earnings	255,424	224,548	179,580

Preferred stock dividends	-	(5,040)	(8,683)
Loss on extinguishment of preferred stock	-	(3,295)	-

Net earnings available for common stockholders	$255,424	$216,213	$170,897

Net earnings available for common stockholders
from continuing operations per share (Note 5):
Basic	$2.05	$1.88	$1.38
Diluted	$2.02	$1.87	$1.37

Net earnings available for common stockholders per share (Note 5):
Basic	$2.05	$1.74	$1.38
Diluted	$2.02	$1.73	$1.37
Cash dividends declared on common stock per share:	$0.60	$0.60	$0.60

Weighted average shares outstanding (Note 5):
Basic	124,720	124,474	124,076
Diluted	126,283	125,191	124,409

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2011	2010

	(In thousands)

Current assets:
Cash and cash equivalents	$23,640	$3,299
Accounts receivable
net of allowances of $2,325 and $3,321, respectively	270,741	310,006
Accounts receivable – affiliates	10,467	10,747
Inventories	204,235	226,875
Deferred natural gas purchases	50,716	85,138
Natural gas imbalances - receivable	54,549	52,141
Prepayments and other assets	42,675	67,535
Total current assets	657,023	755,741

Property, plant and equipment (Note 13):
Plant in service	7,195,747	6,957,989
Construction work in progress	103,862	120,264
	7,299,609	7,078,253
Less accumulated depreciation and amortization	(1,573,273)	(1,373,794)
Net property, plant and equipment	5,726,336	5,704,459

Deferred charges:
Regulatory assets (Note 4)	57,447	66,216
Deferred charges	60,407	66,929
Total deferred charges	117,854	133,145

Unconsolidated investments (Note 6)	1,633,289	1,538,548

Goodwill	89,227	89,227

Other	47,130	17,423

Total assets	$8,270,859	$8,238,543

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

STOCKHOLDERS' EQUITY AND LIABILITIES

	December 31,
	2011	2010

	(In thousands)

Stockholders’ equity (Note 16):
Common stock, $1 par value; 200,000 shares authorized;
126,142 and 125,839 shares issued at December 31, 2011
and 2010, respectively	$126,142	$125,839
Premium on capital stock	1,934,102	1,920,622
Less treasury stock: 1,298 and 1,230 shares, respectively, at cost	(33,228)	(30,532)
Less common stock held in trust: 581 and 597 shares, respectively	(10,888)	(10,857)
Deferred compensation plans	10,888	10,857
Accumulated other comprehensive loss (Note 7)	(119,192)	(40,157)
Retained earnings	731,787	551,210
Total stockholders' equity	2,639,611	2,526,982

Long-term debt obligations (Note 8)	3,160,372	3,520,906

Total capitalization	5,799,983	6,047,888

Current liabilities:
Long-term debt due within one year (Note 8)	343,254	1,083
Notes payable (Note 8)	200,000	297,051
Accounts payable and accrued liabilities	194,127	218,531
Federal, state and local taxes payable	37,127	35,235
Accrued interest	33,837	37,464
Natural gas imbalances - payable	145,212	178,087
Derivative instruments (Note 11 and 12)	58,598	67,026
Other	112,135	137,221
Total current liabilities	1,124,290	971,698

Deferred credits	301,709	205,094

Accumulated deferred income taxes (Note 10)	1,044,877	1,013,863

Commitments and contingencies (Note 15)

Total stockholders' equity and liabilities	$8,270,859	$8,238,543

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009

	(In thousands)
Cash flows provided by (used in) operating activities:
Net earnings	$255,424	$224,548	$179,580
Adjustments to reconcile net earnings to net cash flows
provided by (used in) operating activities:
Depreciation and amortization	237,690	228,637	213,827
Deferred income taxes	103,538	107,418	121,210
Provision for bad debts	8,089	8,681	8,601
Unrealized loss on commodity derivatives	50	18,514	44,778
Loss from discontinued operations	-	18,100	-
Loss on asset sales or dispositions	1,578	1,867	5,563
Stock-based compensation expense	10,149	9,331	7,510
Earnings from unconsolidated investments,
adjusted for cash distributions	(95,605)	(101,915)	(80,790)
Changes in operating assets and liabilities:
Accounts receivable, billed and unbilled	31,456	(41,386)	45,452
Accounts payable and accrued liabilities	(10,390)	(8,508)	12,838
Deferred natural gas purchase costs	37,095	(2,883)	(73,174)
Inventories	(5,848)	(2,964)	76,098
Prepaids and other assets	(1,938)	(1,534)	60,748
Taxes and other liabilities	(38,809)	17,831	(57,962)
Deferred charges	19,022	6,891	(266)
Deferred credits	(20,460)	(57,957)	15,200
Net cash flows provided by operating activities	531,041	424,671	579,213
Cash flows (used in) provided by investing activities:
Additions to property, plant and equipment	(290,290)	(293,022)	(405,381)
Contributions to unconsolidated investments	-	(100,000)	(3,250)
Loan to unconsolidated investments	(72,000)	-	-
Loan repayment from unconsolidated investments	35,000	-	-
Plant retirements and other	(743)	531	(10,793)
Net cash flows used in investing activities	(328,033)	(392,491)	(419,424)
Cash flows provided by (used in) financing activities:
Increase (decrease) in book overdraft	8,975	(14,154)	8,583
Issuance of long-term debt	-	101,019	303,905
Renewal cost for credit facilities and issuance costs of debt	(2,162)	(7,066)	(4,011)
Dividends paid on common stock	(74,811)	(74,668)	(74,424)
Dividends paid on preferred stock	-	(7,211)	(8,683)
Extinguishment of preferred stock	-	(115,000)	-
Repayment of long-term debt obligation	(18,556)	(140,947)	(60,623)
Net change in revolving credit facilities and short-term debt	(97,051)	217,051	(321,459)
Other	938	1,550	3,150
Net cash flows provided by (used in) financing activities	(182,667)	(39,426)	(153,562)
Change in cash and cash equivalents	20,341	(7,246)	6,227
Cash and cash equivalents at beginning of period	3,299	10,545	4,318
Cash and cash equivalents at end of period	$23,640	$3,299	$10,545

Cash paid for interest (net of amounts capitalized)	$213,625	$212,442	$217,437
Cash (received) paid during the period for income taxes	(10,918)	(20,088)	486

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common	Preferred	Premium		Common	Deferred	Accumulated		Total
	Stock,	Stock,	on	Treasury	Stock	Compen-	Other	Retained	Stock-
	$1 Par	No Par	Capital	Stock,	Held	sation	Comprehensive	Earnings	holders'
	Value	Value	Stock	at cost	In Trust	Plans	Income (Loss)	(Deficit)	Equity

	(In thousands)

Balance December 31, 2008	$125,122	$115,000	$1,893,975	$(28,004)	$(11,908)	$11,908	$(51,423)	$313,282	$2,367,952
Comprehensive income (loss):
Net earnings	-	-	-	-	-	-	-	179,580	179,580
Net change in other
comprehensive loss (Note 7),	-	-	-	-	-	-	(5,082)	-	(5,082)
Comprehensive income	-	-	-	-	-	-	-	-	174,498
Preferred stock dividends	-	-	-	-	-	-	-	(8,683)	(8,683)
Common stock dividends declared	-	-	-	-	-	-	-	(74,481)	(74,481)
Stock-based compensation	-	-	7,510	-	-	-	-	-	7,510
Restricted stock issuances	147	-	(633)	(980)	-	-	-	-	(1,466)
Exercise of stock options	300	-	4,441	(125)	-	-	-	-	4,616
Contributions to Trust	-	-	-	-	(1,010)	1,010	-	-	-
Disbursements from Trust	-	-	-	-	1,149	(1,149)	-	-	-
Balance December 31, 2009	$125,569	$115,000	$1,905,293	$(29,109)	$(11,769)	$11,769	$(56,505)	$409,698	$2,469,946
Comprehensive income (loss):
Net earnings	-	-	-	-	-	-	-	224,548	224,548
Net change in other
comprehensive loss (Note 7)	-	-	-	-	-	-	16,348	-	16,348
Comprehensive income	-	-	-	-	-	-	-	-	240,896
Preferred stock dividends	-	-	-	-	-	-	-	(5,040)	(5,040)
Common stock dividends declared	-	-	-	-	-	-	-	(74,701)	(74,701)
Stock-based compensation	-	-	9,331	-	-	-	-	-	9,331
Restricted stock issuances	149	-	658	(1,270)	-	-	-	-	(463)
Exercise of stock options	121	-	2,045	(153)	-	-	-	-	2,013
Redemption of preferred stock
(Note 17)	-	(115,000)	3,295	-	-	-	-	(3,295)	(115,000)
Contributions to Trust	-	-	-	-	(782)	782	-	-	-
Disbursements from Trust	-	-	-	-	1,694	(1,694)	-	-	-
Balance December 31, 2010	$125,839	$-	$1,920,622	$(30,532)	$(10,857)	$10,857	$(40,157)	$551,210	$2,526,982

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Continued)

	Common	Preferred	Premium		Common	Deferred	Accumulated		Total
	Stock,	Stock,	on	Treasury	Stock	Compen-	Other	Retained	Stock-
	$1 Par	No Par	Capital	Stock,	Held	sation	Comprehensive	Earnings	holders'
	Value	Value	Stock	at cost	In Trust	Plans	Income (Loss)	(Deficit)	Equity

	(In thousands)

Balance December 31, 2010	$125,839	$-	$1,920,622	$(30,532)	$(10,857)	$10,857	$(40,157)	$551,210	$2,526,982
Comprehensive income (loss):
Net earnings	-	-	-	-	-	-	-	255,424	255,424
Net change in other
comprehensive loss (Note 7)	-	-	-	-	-	-	(79,035)	-	(79,035)
Comprehensive income	-	-	-	-	-	-	-	-	176,389
Common stock dividends declared	-	-	-	-	-	-	-	(74,847)	(74,847)
Stock-based compensation	-	-	10,149	-	-	-	-	-	10,149
Restricted stock issuances	162	-	1,234	(2,419)	-	-	-	-	(1,023)
Exercise of stock options	141	-	2,097	(277)	-	-	-	-	1,961
Contributions to Trust	-	-	-	-	(701)	701	-	-	-
Disbursements from Trust	-	-	-	-	670	(670)	-	-	-
Balance December 31, 2011	$126,142	$-	$1,934,102	$(33,228)	$(10,888)	$10,888	$(119,192)	$731,787	$2,639,611

The Company’s common stock is $1 par value. Therefore, the change in Common Stock, $1 par value, is equivalent to the change in the number of shares of common stock issued.

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Corporate Structure

The Company was incorporated under the laws of the State of Delaware in 1932.  The Company owns and operates assets in the regulated and unregulated natural gas industry and is primarily engaged in the gathering, processing, transportation, storage and distribution of natural gas in the United States.  Through Panhandle, the Company owns and operates approximately 10,000 miles of interstate pipelines that transport up to 5.5 Bcf/d of natural gas from the Gulf of Mexico, South Texas and the Panhandle regions of Texas and Oklahoma to major U.S. markets in the Midwest and Great Lakes regions.  Panhandle also owns and operates an LNG import terminal located on Louisiana’s Gulf Coast.  Through its investment in Citrus, the Company has an interest in and operates Florida Gas, an interstate pipeline company that transports natural gas from producing areas in South Texas through the Gulf Coast region to Florida.  Through SUGS, the Company owns approximately 5,600 miles of natural gas and NGL pipelines, five cryogenic plants with a combined capacity of 475 MMcf/d and five natural gas treating plants with combined capacities of 585 MMcf/d.  SUGS is primarily engaged in connecting producing wells of exploration and production (E&P) companies to its gathering system, treating natural gas to remove impurities to meet pipeline quality specifications, processing natural gas for the removal of NGL, and redelivering natural gas and NGL to a variety of markets.  Its operations are located in West Texas and Southeast New Mexico.  Through Southern Union’s regulated utility operations, Missouri Gas Energy and New England Gas Company, the Company serves natural gas end-user customers in Missouri and Massachusetts, respectively.

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

Property, Plant and Equipment.

Additions.  Ongoing additions of property, plant and equipment are stated at cost. The Company capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. Such indirect construction costs primarily include capitalized interest costs (more fully described below in the Interest Cost Capitalized accounting policies disclosure) and labor and related costs of departments associated with supporting construction activities.  The indirect capitalized labor and related costs are largely based upon results of periodic time studies or management reviews of time allocations, which provide an estimate of time spent supporting construction projects.  The cost of replacements and betterments that extend the useful life of property, plant and equipment is also capitalized. The cost of repairs and replacements of minor property, plant and equipment items is charged to expense as incurred.

Retirements.  When ordinary retirements of property, plant and equipment occur within the Company’s regulated Transportation and Storage and Distribution segments, the original cost less salvage value is removed by a charge to accumulated depreciation and amortization, with no gain or loss recorded.  When entire regulated operating units of property, plant and equipment are retired or sold, the original cost less salvage value and related accumulated depreciation and amortization accounts are removed, with any resulting gain or loss recorded in earnings.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

When property, plant and equipment is retired within the Company’s Gathering and Processing segment, or within its other non-regulated operations, the original cost less salvage value and accumulated depreciation and amortization balances are removed, with any resulting gain or loss recorded in earnings.

Depreciation.  The Company computes depreciation expense using the straight-line method.  Depreciation rates for the Company’s Distribution segment are approved by the applicable regulatory commissions.

Computer Software.  Computer software, which is a component of property, plant and equipment, is stated at cost and is generally amortized on a straight-line basis over its useful life on a product-by-product basis.

For additional information, see Note 13 – Property, Plant and Equipment.

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

Goodwill.  Goodwill resulting from a purchase business combination is not amortized, but instead is tested for impairment at the Company’s Distribution segment reporting unit level at least annually by applying a fair-value based test.  The annual impairment test is updated if events or circumstances occur that would more likely than not reduce the fair value of the reporting unit below its book carrying value.  The Company evaluated goodwill for potential impairment for the years ended December 31, 2011, 2010 and 2009, and no impairment was indicated in the step one test.  There were no changes recorded to goodwill for the years ended December 31, 2011, 2010 and 2009.

Cash and Cash Equivalents.  Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.

Under the Company’s cash management system, checks issued but not presented to banks frequently result in book overdraft balances for accounting purposes and are classified in accounts payable in the Consolidated Balance Sheet.  At December 31, 2011 and 2010, such book overdraft balances classified in accounts payable were approximately $21 million and $12 million, respectively.

Segment Reporting.  The Company reports its operations under three reportable segments: the Transportation and Storage segment, the Gathering and Processing segment and the Distribution segment.  See Note 18 – Reportable Segments for additional related information.

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

Gathering and Processing Segment Revenues and Cost of Sales Recognition.  The business operations of the Gathering and Processing segment consist of connecting wells of natural gas producers to the Company’s gathering system, treating natural gas to remove impurities, processing natural gas for the removal of NGL and then redelivering or marketing the treated natural gas and/or processed NGL to third parties.  The terms and conditions of purchase arrangements with producers, including those limited arrangements with the same

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
counterparty, offer various alternatives with respect to taking title to the purchased natural gas and/or NGL.  These arrangements include (i) purchasing all or a specified percentage of natural gas and/or NGL delivered from producers and treating or processing in the Company’s plant facilities and (ii) making other direct purchase of natural gas and/or NGL at specified delivery points to meet operational or marketing obligations.  Cost of sales primarily includes the cost of purchased natural gas and/or NGL to which the Company has taken title.  Operating revenues derived from the sale of natural gas and/or NGL are recognized in the period in which the physical product is delivered to the customer and title is transferred.  Operating revenues derived from fees charged to producers are recognized in the period in which the service is provided.  Operating revenues and cost of sales within the Gathering and Processing segment are reported on a gross basis.

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

Accounts Receivable and Allowance for Doubtful Accounts.  The Company manages trade credit risks to minimize exposure to uncollectible trade receivables.  In the Transportation and Storage and Gathering and Processing segments, prospective and existing customers are reviewed for creditworthiness based upon pre-established standards.  Customers that do not meet minimum standards are required to provide additional credit support.  In the Distribution segment, concentrations of credit risk in trade receivables are limited due to the large customer base with relatively small individual account balances.  Additionally, the Company requires a deposit from customers in the Distribution segment who lack a credit history or whose credit rating is substandard. The Company utilizes the allowance method for recording its allowance for uncollectible accounts, which is primarily based on the application of historical bad debt percentages applied against its aged accounts receivable.  Increases in the allowance are recorded as a component of operating expenses; reductions in the allowance are recorded when receivables are subsequently collected or written off.  Past due receivable balances are written-off when the Company’s efforts have been unsuccessful in collecting the amount due.

The following table presents the balance in the allowance for doubtful accounts and activity for the periods presented.

	Years Ended December 31,
	2011	2010	2009

	(In thousands)

Beginning balance	$3,321	$1,874	$6,003
Additions: charged to cost and expenses	8,089	8,681	8,601
Deductions: write-off of uncollectible accounts	(10,663)	(8,230)	(14,505)
Other	1,578	996	1,775
Ending balance	$2,325	$3,321	$1,874

Earnings Per Share.  Basic earnings per share is computed based on the weighted average number of common shares outstanding during each period.  Diluted earnings per share is computed based on the weighted average number of common shares outstanding during each period, the assumed exercises of stock options and SARs, and the assumed vesting of restricted stock.  See Note 5 – Earnings Per Share.

Stock-Based Compensation.  The Company measures all employee stock-based compensation using a fair value method and records the related expense in its Consolidated Statement of Operations.  For more information, see Note 14 – Stock-Based Compensation.

Accumulated Other Comprehensive Loss.  The main components of comprehensive income (loss) that relate to the Company are net earnings, unrealized gain (loss) on hedging activities and unrealized actuarial gain (loss)

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and prior service credits (cost) on pension and other postretirement benefit plans.  For more information, see Note 7 – Comprehensive Income (Loss).

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

The following table sets forth the components of inventory at the dates indicated.

	Transportation &	Gathering &
	Storage	Processing	Distribution	Total

	(In thousands)
December 31, 2011
Current
Natural gas (1)	$95,916	$-	$62,307	$158,223
Materials and supplies	18,823	12,543	4,756	36,122
NGL (2)	-	9,890	-	9,890
Total Current	114,739	22,433	67,063	204,235

Non-Current
Natural gas (1)	2,643	-	-	2,643
	$117,382	$22,433	$67,063	$206,878

December 31, 2010
Current
Natural gas (1)	$129,727	$-	$55,856	$185,583
Materials and Supplies	17,527	9,973	3,880	31,380
NGL (2)	-	9,912	-	9,912
Total Current	147,254	19,885	59,736	226,875

Non-Current
Natural gas (1)	5,715	-	-	5,715
	$152,969	$19,885	$59,736	$232,590

____________________
(1)
Natural gas volumes held for operations in the Transportation and Storage segment at December 31, 2011 and 2010 were 29,718,000 MMBtu and 30,598,000 MMBtu, respectively.  Natural gas volumes held for operations in the Distribution segment at December 31, 2011 and 2010 were 14,191,000 MMBtu and 12,517,000 MMBtu, respectively.

(2)	NGL at December 31, 2011 and 2010 were 12,061,000 gallons and 12,061,000 gallons, respectively.

Unconsolidated Investments.  Investments in affiliates over which the Company may exercise significant influence, generally 20 percent to 50 percent ownership interests, are accounted for using the equity method. Any

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 excess of the Company’s investment in affiliates, as compared to its share of the underlying equity, that is not recognized as goodwill is amortized over the estimated economic service lives of the underlying assets. Other investments over which the Company may not exercise significant influence are accounted for under the cost method.  A loss in value of an investment, other than a temporary decline, is recognized in earnings.  Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment.  A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment.  All of the above factors are considered in the Company’s review of its equity method investments.  See Note 6 – Unconsolidated Investments.

Regulatory Assets and Liabilities.  The Company is subject to regulation by certain state and federal authorities.  In its Distribution segment, the Company’s accounting policies are in accordance with the accounting requirements and ratemaking practices of the applicable regulatory authorities.  These accounting policies allow the Company to defer expenses and revenues on the balance sheet as regulatory assets and liabilities when it is probable that those expenses and revenues will be allowed in the ratemaking process in a period different from the period in which they would have been reflected in the Consolidated Statement of Operations by an unregulated company.  These deferred assets and liabilities then flow through the results of operations in the period in which the same amounts are included in rates and recovered from or refunded to customers.  Management’s assessment of the probability of recovery or pass through of regulatory assets and liabilities requires judgment and interpretation of laws and regulatory commission orders.  If, for any reason, the Company ceases to meet the criteria for application of regulatory accounting treatment for all or part of its operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the Consolidated Balance Sheet and included in the Consolidated Statement of Operations for the period in which the discontinuance of regulatory accounting treatment occurs.  See Note 4 – Regulatory Assets.

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
measurement requires judgment and may affect the valuation of these assets and liabilities and their placement within the fair value hierarchy.

The Company’s Level 1 instruments primarily consist of trading securities related to a non-qualified deferred compensation plan that are valued based on active market quotes.  The Company’s Level 2 instruments include commodity derivative instruments, such as natural gas and NGL processing spread swap derivatives, fixed-price forward sales contracts and certain natural gas basis swaps, and interest-rate swap derivatives that are valued based on pricing models where significant inputs are observable.  The Company did not have any Level 3 instruments at December 31, 2011 and 2010.

See Note 12 – Fair Value Measurement and Note 9 – Benefits – Pension and Other Postretirement Plans – Plan Assets for additional information regarding the assets and liabilities of the Company measured on a recurring and nonrecurring basis, respectively.

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

Interest Cost Capitalized.  The Company capitalizes interest on certain qualifying assets that are undergoing activities to prepare them for their intended use.  Interest costs incurred during the construction period are capitalized and amortized over the life of the assets.  Capitalized interest for the years ended December 31, 2011, 2010 and 2009 was $1.2 million, $6.6 million and $25.7 million, respectively.

Derivative Instruments and Hedging Activities.  All derivatives are recognized on the Consolidated Balance Sheet at their fair value.  On the date the derivative contract is entered into, the Company designates the derivative as (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (a fair value hedge);  (ii) a hedge of a forecasted transaction or the variability of cash flows to be received or paid in conjunction with a recognized asset or liability (a cash flow hedge); or (iii) an instrument that is held for trading or non-hedging purposes (a trading or economic hedging instrument).  For derivatives treated as a fair value hedge, the effective portion of changes in fair value is recorded as an adjustment to the hedged item.  The ineffective portion of a fair value hedge is recognized in earnings if the short cut method of assessing effectiveness is not used.  Upon termination of a fair value hedge of a debt instrument, the resulting gain or loss is amortized to earnings through the maturity date of the debt instrument.  For derivatives treated as a cash flow

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
hedge, the effective portion of changes in fair value is recorded in Accumulated other comprehensive loss until the related hedged items impact earnings.  Any ineffective portion of a cash flow hedge is reported in current-period earnings.  For derivatives treated as trading or economic hedging instruments, changes in fair value are reported in current-period earnings.  Fair value is determined based upon quoted market prices and pricing models using assumptions that market participants would use.  See Note 11 – Derivative Instruments and Hedging Activities and Note 12 – Fair Value Measurement for additional related information.

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

See Note 9 – Benefits for additional related information.

Commitments and Contingencies.  The Company is subject to proceedings, lawsuits and other claims related to environmental and other matters.  Accounting for contingencies requires significant judgment by management regarding the estimated probabilities and ranges of exposure to potential liability.  For further discussion of the Company’s commitments and contingencies, see Note 15 – Commitments and Contingencies.

New Accounting Principles

Accounting Principles Not Yet Adopted.  In December 2011, the FASB issued authoritative guidance that enhances current disclosures about offsetting asset and liabilities.  The guidance requires entities to disclose both

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  The guidance is effective for annual and interim reporting periods beginning on or after January 1, 2013.  The Company does not expect the guidance to materially impact its consolidated financial statements.

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

In June 2011, the FASB issued authoritative guidance that changes how a company may present comprehensive income.  The guidance allows entities to elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements and eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  The entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented.  The guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter, with early adoption permitted.  In December 2011, the FASB issued authoritative guidance that defers the presentation requirements for reclassification adjustments to allow the FASB time to redeliberate these requirements.  The Company does not expect the guidance to materially impact its consolidated financial statements as the guidance only requires a change in the placement of previously disclosed information.

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

3.  ETE Merger

On July 19, 2011, Southern Union entered into a Second Amended and Restated Agreement and Plan of Merger with ETE and Sigma Acquisition Corporation, a wholly-owned subsidiary of ETE (Merger Sub) (as amended by Amendment No. 1 to Second Amended and Restated Agreement and Plan of Merger dated as of September 14, 2011, the Second Amended Merger Agreement).  The Second Amended Merger Agreement modifies certain terms of the Agreement and Plan of Merger entered into by Southern Union, ETE and Merger Sub on June 15, 2011 as amended on July 4, 2011.  The Second Amended Merger Agreement provides for the merger of Merger Sub with and into Southern Union (Merger), with Southern Union continuing as the surviving corporation in the Merger.  As a result of the Merger, Southern Union will become a wholly-owned subsidiary of ETE.  Under the terms of the Second Amended Merger Agreement, Company shareholders can elect to exchange each issued and outstanding share of Company common stock for $44.25 of cash or 1.00x ETE common unit, with no more than 60 percent of the aggregate merger consideration payable in cash and no more than 50 percent payable in ETE common units.  Elections in excess of either the cash or common unit limits will be subject to proration.  On February 17, 2012, the parties mailed merger consideration election forms to Southern Union shareholders of record as of February 10, 2012 and announced that the election deadline for Southern Union stockholders to make merger consideration elections is expected to be 5:00 p.m., Eastern Time, on March 19, 2012 (or such other later date as ETE and Southern Union shall agree).

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Second Amended Merger Agreement contains certain termination rights for Southern Union and ETE.  In certain circumstances, upon termination of the Second Amended Merger Agreement, Southern Union or ETE, as applicable: (i) will be required to pay a termination fee of $181.3 million to the other and (ii) may be obligated to pay the other’s Merger costs and expenses in an amount not to exceed $54 million.

In addition, ETE and ETP are parties to an Amended and Restated Agreement and Plan of Merger dated as of July 19, 2011 (as amended by Amendment No. 1 to Agreement and Plan of Merger dated as of September 14, 2011) (Citrus Merger Agreement).  The Citrus Merger Agreement provides that Southern Union, CrossCountry Energy, LLC (CrossCountry), PEPL Holdings, LLC (PEPL Holdings) and Citrus ETP Acquisition, L.L.C. (Citrus ETP) will become parties by joinder at a time immediately prior to the closing of the Merger.  Upon becoming a party to the Citrus Merger Agreement, Southern Union will assume the obligations and rights of ETE.  Under the Citrus Merger Agreement, CrossCountry, a wholly-owned subsidiary of Southern Union that indirectly owns a 50 percent interest in Citrus, will be merged with and into Citrus ETP with CrossCountry surviving as a wholly-owned subsidiary of ETP (Citrus Merger).

Immediately prior to the Citrus Merger and in connection with ETP’s financing of the Citrus Merger consideration, Southern Union will contribute its ninety-nine percent interest in PEPL and its 100 percent membership interest in Southern Union Panhandle, LLC to PEPL Holdings.  PEPL Holdings is a wholly-owned subsidiary of CCE Acquisition, LLC.  PEPL Holdings will guarantee payment, on a contingent recourse basis, of up to $2.0 billion of indebtedness of ETP related to the Citrus Merger (or, in the alternative, will indemnify a subsidiary of ETP for payments made by such subsidiary with respect to a guarantee of up to $2.0 billion of indebtedness of ETP by such subsidiary).  The guarantee will be non-recourse to Southern Union.

As consideration for the Citrus Merger, Southern Union will receive from ETP approximately $2.0 billion, consisting of $1.895 billion in cash and $105 million of ETP common units, with the value of the ETP common units based on the volume-weighted average trading price for the ten consecutive trading days ending immediately prior to the date that is three trading days prior to the closing date of the Citrus Merger.  After completion of the Citrus Merger, including receipt of the Citrus Merger consideration, Southern Union will contribute an amount not to exceed $1.45 billion from the Citrus Merger to Merger Sub in exchange for an equity interest in Merger Sub.  The remaining cash proceeds of approximately $445 million in cash would be used to retire existing Company debt.  It is further anticipated that Southern Union or one of its subsidiaries would retain the approximately $105 million of ETP units as an investment in an unconsolidated affiliate.  The consummation of the Citrus Merger is not a condition to consummation of the Merger.

While consummation of the Merger is subject to certain customary conditions, the parties have already satisfied a number of conditions, including without limitation:  (i)  the receipt of stockholder approval, which occurred on December 9, 2011, (ii) the expiration of the waiting period applicable to the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which expiration occurred on July 28, 2011, and (iii) the effectiveness, on October 27, 2011 of ETE’s Registration Statement on Form S-4 relating to the ETE common units to be issued in connection with the Merger.

Southern Union and ETE are also continuing to proceed with the regulatory approval process before the MPSC.  Pursuant to a joint application filed by Southern Union and ETE on July 13, 2011 and amended on September 15, 2011, the parties requested an order from the MPSC authorizing Southern Union to take certain actions to allow ETE to acquire the equity interests of Southern Union, including its subsidiaries.  On February 16, 2012, the parties filed with the MPSC a Non-Unanimous Stipulation and Agreement (the Stipulation) among Southern Union, ETE and the MPSC Staff.  Pursuant to the Stipulation, the parties recommend that the MPSC issue an order finding that, subject to the conditions therein, the merger of Merger Sub with and into Southern Union is not detrimental to the public interest and authorizing the undertaking of the Merger and related transactions.  The Office of Public Counsel has indicated that it does not oppose the Stipulation.  Southern Union and ETE have requested that the MPSC consider the Stipulation expeditiously.

The Merger is expected to close in the first quarter of 2012, subject to receipt of MPSC approval and satisfaction of other closing conditions.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.  Regulatory Assets

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

The following table provides a summary of regulatory assets at the dates indicated.

	December 31,
	2011	2010

	(In thousands)

Pension and Other Postretirement Benefits	$10,481	$18,140
Environmental	35,869	38,384
Missouri Safety Program	448	1,147
Other	10,649	8,545
	$57,447	$66,216

The Company’s regulatory assets at December 31, 2011 relating to Distribution segment operations that are being recovered through current rates totaled $36.6 million.  The remaining recovery period associated with these assets ranged from 3 months to 84 months.  The Company expects that the $20.8 million of regulatory assets at December 31, 2011 not currently in rates will be included in its rates as rate cases occur in the future.  The Company’s regulatory assets at December 31, 2010 relating to Distribution segment operations that are being recovered through current rates totaled $48.8 million.  The remaining recovery period associated with these assets ranged from 7 months to 84 months.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Earnings Per Share

The following table summarizes the Company’s basic and diluted EPS calculations for the periods presented.

	Years Ended December 31,
	2011	2010	2009

	(In thousands, except per share amounts)

Net earnings from continuing operations	$255,424	$242,648	$179,580
Loss from discontinued operations	-	(18,100)	-
Preferred stock dividends	-	(5,040)	(8,683)
Loss on extinguishment of preferred stock	-	(3,295)	-
Net earnings available for common stockholders	$255,424	$216,213	$170,897

Weighted average shares outstanding - Basic	124,720	124,474	124,076
Weighted average shares outstanding - Diluted	126,283	125,191	124,409

Basic earnings per share:
Net earnings available for common stockholders
from continuing operations	$2.05	$1.88	$1.38
Loss from discontinued operations	-	(0.14)	-
Net earnings available for common stockholders	$2.05	$1.74	$1.38

Diluted earnings per share:
Net earnings available for common stockholders
from continuing operations	$2.02	$1.87	$1.37
Loss from discontinued operations	-	(0.14)	-
Net earnings available for common stockholders	$2.02	$1.73	$1.37

A reconciliation of the shares used in the basic and diluted EPS calculations is shown in the following table for the periods presented.

	Years Ended December 31,
	2011	2010	2009

	(In thousands)

Weighted average shares outstanding - Basic	124,720	124,474	124,076
Dilutive effect of stock-based compensation awards	1,563	717	333
Weighted average shares outstanding - Diluted	126,283	125,191	124,409

For the years ended December 31, 2011, 2010 and 2009, no adjustments were required in Net earnings available for common stockholders in the diluted EPS calculations.

Except for the Company’s purchase of common stock used to pay employee federal and state income tax obligations associated with the lapse of restrictions on restricted stock awards and exercises of SARs, the Company did not purchase any shares of its common stock outstanding during the years ended December 31, 2011, 2010 or 2009.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below includes information related to stock options and SARs that were outstanding but have been excluded from the computation of weighted-average stock options due to the exercise price exceeding the weighted-average market price of the Company’s common shares.

	December 31,
	2011	2010	2009

	(In thousands, except per share amounts)

Options and SARs excluded	-	2,171	2,696
Exercise price ranges	$-	$24.04 - 28.48	$21.64 - 28.48
Weighted-average market price	$35.26	$23.81	$17.70

6.  Unconsolidated Investments

Unconsolidated investments at December 31, 2011 and 2010 include the Company’s 50 percent investment in Citrus and investments in other entities. The Company accounts for these investments using the equity method.  The Company’s share of net earnings or loss from these equity investments is recorded in Earnings from unconsolidated investments in the Consolidated Statement of Operations.

The following table summarizes the Company’s unconsolidated equity investments at the dates indicated.

	December 31,
	2011	2010

	(In thousands)

Citrus (1)	$1,608,549	$1,510,847
Other	24,740	27,701
	$1,633,289	$1,538,548

_____________________
(1)  See Note 3 – ETE Merger for information regarding the Company’s intent for its ownership interest in Citrus to be merged with an ETP subsidiary.

The following tables set forth the summarized financial information for the Company’s equity investments for the periods presented.

	December 31,
	2011			2010
			Other Equity			Other Equity
	Citrus		Investments	Citrus		Investments

	(In thousands)

Balance Sheet Data:
Current assets	$260,530		$8,247	$107,108		$14,106
Non-current assets	5,814,630		42,763	5,453,583		44,602
Current liabilities	847,505	(1)	1,149	316,952	(1)	2,139
Non-current liabilities	3,309,834		87	3,512,350		185

___________________
(1)	The current portion of long-term debt at December 31, 2011 and 2010 was $686.5 million and $21.5 million, respectively.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2011		2010		2009
		Other Equity		Other Equity		Other Equity
	Citrus	Investments	Citrus	Investments	Citrus	Investments

	(In thousands)
Statement of Operations Data:
Revenues	$693,626	$9,801	$517,158	$22,492	$508,416	$20,395
Operating income	391,707	3,222	269,789	12,323	271,897	13,765
Net earnings	185,380	2,892	180,927	12,273	129,683	13,680

Citrus

Dividends.  Citrus did not pay dividends to the Company during the years ended December 31, 2011, 2010 and 2009.  Retained earnings at December 31, 2011 and 2010 included undistributed earnings from Citrus of $278.7 million and $181.1 million, respectively.

Citrus Excess Net Investment.  The Company’s equity investment balances include amounts in excess of the Company’s share of the underlying equity of the investee of $650 million and $649 million as of December 31, 2011 and 2010, respectively.  These amounts relate to the Company’s 50 percent equity ownership interest in Citrus.  The following table sets forth the excess net investment of the Company’s 50 percent share of the underlying Citrus equity as of December 31, 2011.

	Excess	Amortization
	Purchase Costs	Period

	(In thousands)

Property, plant and equipment	$2,885	40 years
Capitalized software	1,478	5 years
Long-term debt (1)	(80,204)	4-20 years
Deferred taxes (1)	(6,883)	40 years
Other net liabilities	(541)	N/A
Goodwill (2)	664,609	N/A
Sub-total	581,344
Accumulated, net accretion to equity earnings	68,346
Net investment in excess of underlying equity	$649,690

_____________________
(1)	Accretion of this amount increases equity earnings and accumulated net accretion.
(2)	The Company’s tax basis in the investment in Citrus includes equity goodwill.

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

In 2011, CrossCountry Citrus, LLC (CrossCountry Citrus), an indirect wholly-owned subsidiary of the Company, and Citrus’ other stockholder each made sponsor contributions of $37 million in the form of loans to Citrus, net of repayments.   The Citrus loan has been recorded in Other non-current assets on the Consolidated Balance Sheet.  The contributions are related to the costs of Florida Gas' Phase VIII Expansion project.  In conjunction with anticipated sponsor contributions, Citrus has entered into a promissory note in favor of each stockholder for up to

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$150 million.  The promissory notes have a final maturity date of March 31, 2014, with no principal payments required prior to the maturity date, and bear an interest rate equal to a one-month Eurodollar rate plus a credit spread of 1.5 percent.  Amounts may be redrawn periodically under the notes to temporarily fund capital expenditures, debt retirements, or other working capital needs.   Citrus’ principal operating asset is Florida Gas, whose debt is rated Baa2 by Moody’s Investor Services, Inc. and BBB by Standard & Poors.

In 2010, CrossCountry Citrus and Citrus’ other stockholder each made a $100 million sponsor capital contribution in the form of equity to Citrus to partially fund the Phase VIII Expansion.  The Company’s $100 million capital contribution was funded using its credit facilities.

Florida Gas Rate Filing.  On September 3, 2010, Florida Gas filed a settlement with FERC in full resolution of all issues set for hearing in its rate proceeding.  The Administrative Law Judge certified the settlement on December 21, 2010.  The settlement was approved by FERC on February 24, 2011 and became effective on April 1, 2011.  The settlement results in an increase in certain of Florida Gas’ rate schedules and a decrease in other rate schedules as compared to rates in effect prior to April 1, 2010, with a portion of such decrease not effective until October 1, 2010.

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

Retirement of Debt Obligations.  As noted in the Citrus financial statements, Citrus expects to refinance Florida Gas’ $250 million senior notes due July 2012 and extend the maturity or refinance  both of the 2007 Citrus Revolver and the  2007 Florida Gas Revolver, each due August 2012.  Alternatively, should Citrus not be successful in such  efforts, Citrus may choose to retire such debt upon maturity by utilizing some combination of cash flows from operations, utilizing available funds on existing sponsor loans from its stockholders, requesting additional sponsor loans from its stockholders  and altering the timing of controllable expenditures, among other things.  Citrus has obtained commitment letters from each of its stockholders to make additional sponsor loans in the event that the repayment of the senior notes and revolvers is necessary.  However, Citrus reasonably believes, based on its investment grade credit ratings and general financial condition, successful historical access to capital and debt markets and market expectations regarding Citrus’ future earnings and cash flows, that it will be able to refinance and/or retire these obligations, as applicable, under acceptable terms prior to their maturity.

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

Regulatory Assets and Liabilities.  Florida Gas is subject to regulation by certain state and federal authorities.  Florida Gas has accounting policies that conform to regulatory accounting standards and are in accordance with the accounting requirements and ratemaking practices of applicable regulatory authorities.  Florida Gas management’s assessment of the probability of its recovery or pass through of regulatory assets and liabilities requires judgment and interpretation of laws and regulatory commission orders.  If, for any reason, Florida Gas ceases to meet the criteria for application of regulatory accounting treatment for all or part of its operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from its consolidated balance sheet, resulting in an impact to the Company’s share of its equity earnings.  Florida Gas’ regulatory asset and liability balances at December 31, 2011 were $32.7 million and $12.8 million, respectively.

Florida Gas Pipeline Relocation Costs. The FDOT/FTE has various turnpike/State Road 91 widening projects that have impacted or may, over time, impact one or more of Florida Gas’ mainline pipelines located in FDOT/FTE rights-of-way. Several FDOT/FTE projects are the subject of litigation in Broward County, Florida. On January 27, 2011, a jury awarded Florida Gas $82.7 million and rejected all damage claims by the FDOT/FTE.  On May 2, 2011, the judge issued an order entitling Florida Gas to an easement of 15 feet on either side of its pipelines and 75 feet of temporary work space.  The judge further ruled that Florida Gas is entitled to approximately $8 million in interest.  In addition to ruling on other aspects of the easement, he ruled that pavement could not be placed directly over Florida Gas’ pipeline without the consent of Florida Gas although Florida Gas would be required to relocate the pipeline if it did not provide such consent.  He also denied all other pending post-trial motions.  The FDOT/FTE filed a notice of appeal on July 12, 2011.  Briefing to the Florida Fourth District Court of Appeals (4th DCA) is complete.  The 4th DCA granted a request by the FDOT to expedite the appeal.  Oral argument is set for March 7, 2012.  Amounts ultimately received would primarily reduce Florida Gas’ property, plant and equipment costs.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 14, 2011 Florida Gas filed suit against the FDOT/FTE, Dragados USA and I-595 Express, LLC in Broward County, Florida seeking an injunction and damages as the result of the construction of a mechanically stabilized earth wall and other encroachments in Florida Gas easements.  The same judge that presided over the previously discussed FDOT/FTE proceeding was assigned to the case.  Trial is expected to be set in the third quarter of 2012.

Federal Pipeline Integrity Rules. On December 15, 2003, the U.S. Department of Transportation issued a final rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the rule defines as HCAs. This rule resulted from the enactment of the Pipeline Safety Improvement Act of 2002. The rule required operators to identify HCAs along their pipelines and to complete baseline integrity assessments, comprised of in-line inspection (smart pigging), hydrostatic testing or direct assessment, by December 2012. Operators were required to rank the risk of their pipeline segments containing HCAs; assessments are generally conducted on the higher risk segments first.  In addition, some system modifications will be necessary to accommodate the in-line inspections. As of December 31, 2011, Florida Gas had completed approximately 96 percent of the baseline risk assessments required to be completed by December 2012. While identification and location of all the HCAs has been completed, it is not practicable to determine with certainty the total scope of required remediation activities prior to completion of the assessments and inspections. The required modifications and inspections are currently estimated to be in the range of approximately $30 million to $40 million per year through 2012.

See Note 3 – ETE Merger for information related to the Citrus Merger, pursuant to which CrossCountry, a subsidiary of the Company that indirectly owns a 50 percent interest in Citrus, would become a wholly-owned subsidiary of ETP.

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Comprehensive Income (Loss)

The table below presents Comprehensive income (loss) for the periods presented.

	Years Ended December 31,
	2011	2010	2009

	(In thousands)

Net Earnings	$255,424	$224,548	$179,580

Change in fair value of interest rate hedges, net of tax of $(27,589),
$(5,237) and $(3,051), respectively	(46,470)	(7,790)	(4,538)
Reclassification of unrealized loss (gain) on interest rate hedges
into earnings, net of tax of $9,012, $9,019 and $8,222, respectively	13,443	13,463	12,350
Change in fair value of commodity hedges, net of tax of $2,598,
$14,093 and $3,773, respectively	4,610	25,012	6,696
Reclassification of unrealized (gain) loss on commodity hedges into
earnings, net of tax of $(8,536), $(6,787) and $(16,231), respectively	(15,149)	(12,046)	(28,804)
Actuarial gain (loss) relating to pension and other postretirement
benefits, net of tax of $(24,240), $(4,472) and $6,535, respectively	(38,786)	(5,319)	8,185
Prior service cost relating to pension and other postretirement benefit plan amendments, net of tax of $0, $0 and $(151),
respectively	-	-	(186)
Reclassification of net actuarial loss and prior service credit relating to pension and other postretirement benefits into
earnings, net of tax of $2,234, $2,205 and $2,814, respectively	3,174	2,886	4,035
Change in other comprehensive income (loss) from equity
investments, net of tax of $88, $88 and $(1,744), respectively	143	142	(2,820)
Total other comprehensive income (loss)	(79,035)	16,348	(5,082)
Total comprehensive income	$176,389	$240,896	$174,498

The table below presents the components in Accumulated other comprehensive loss as of the dates indicated.

	December 31,
	2011	2010

	(In thousands)

Interest rate hedges, net	$(50,259)	$(17,232)
Commodity hedges, net	(11)	10,528
Benefit plans:
Net actuarial loss and prior service costs, net - pensions	(51,845)	(32,982)
Net actuarial gain and prior service credit, net - other postretirement benefits	(14,542)	2,207
Equity investments, net	(2,535)	(2,678)
Total Accumulated other comprehensive loss, net of tax	$(119,192)	$(40,157)

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Debt Obligations

The following table sets forth the debt obligations of Southern Union and Panhandle at the dates indicated.

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)

Long-Term Debt Obligations:

Southern Union:
7.60% Senior Notes due 2024	$359,765	$417,666	$359,765	$392,144
8.25% Senior Notes due 2029	300,000	386,112	300,000	332,922
7.24% to 9.44% First Mortgage Bonds
due 2020 to 2027	19,500	23,439	19,500	21,473
7.20% Junior Subordinated Notes due 2066 (1)	600,000	546,480	600,000	609,743
Term Loan due 2013	250,000	251,854	250,000	249,915
Note Payable	7,746	7,746	8,297	8,297
	1,537,011	1,633,297	1,537,562	1,614,494

Panhandle:
6.05% Senior Notes due 2013	250,000	265,573	250,000	268,988
6.20% Senior Notes due 2017	300,000	340,494	300,000	322,893
8.125% Senior Notes due 2019	150,000	185,301	150,000	169,671
7.00% Senior Notes due 2029	66,305	75,128	66,305	69,911
7.00% Senior Notes due 2018	400,000	467,072	400,000	442,120
Term Loans due 2012	797,386	794,751	815,391	799,084
Net premiums on long-term debt	2,924	2,924	2,731	2,731
	1,966,615	2,131,243	1,984,427	2,075,398

Total Long-Term Debt Obligations	3,503,626	3,764,540	3,521,989	3,689,892

Credit Facilities	200,000	200,009	297,051	301,312

Total consolidated debt obligations	3,703,626	$3,964,549	3,819,040	$3,991,204
Less current portion of long-term debt (2)	343,254		1,083
Less short-term debt	200,000		297,051
Total long-term debt	$3,160,372		$3,520,906

____________________
(1)
Effective November 1, 2011, the interest rate on the Junior Subordinated Notes changed to a variable rate based upon the three-month LIBOR rate plus 3.0175 percent, reset quarterly.  See Junior Subordinated Notes below for more information regarding the interest rate on these notes.

(2)
Excludes $455 million related to the 2012 Term Loan that was refinanced in February 2012 resulting in a change of the maturity date to February 2016.  See Retirement of Debt Obligations below for more information.

The fair value of the Company’s term loans and credit facilities as of December 31, 2011 and 2010 were determined using the market approach, which utilized reported recent loan transactions for parties of similar credit quality and remaining life, as there is no active secondary market for loans of these types and sizes.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the Company’s other long-term debt as of December 31, 2011 and 2010 was also determined using the market approach, which utilized observable market data to corroborate the estimated credit spreads and prices for the Company’s non-bank long-term debt securities in the secondary market.  Those valuations were based in part upon the reported trades of the Company’s non-bank long-term debt securities where available and the actual trades of debt securities of similar credit quality and remaining life where no secondary market trades were reported for the Company’s non-bank long-term debt securities.

Long-Term Debt.  Southern Union has approximately $3.5 billion of long-term debt, including net premiums of $2.9 million, recorded at December 31, 2011, of which $343.3 million is current.  Debt of $2.83 billion is at fixed rates ranging from 3.63 percent to 9.44 percent.  Southern Union also has floating rate debt totaling $667.4 million, bearing an interest rate of 0.85 to 3.45 percent as of December 31, 2011.

As of December 31, 2011, the Company has scheduled long-term debt payments, excluding net premiums on debt, as follows:

						2017
	2012	2013	2014	2015	2016	and thereafter

	(In thousands)

Southern Union Company	$868	$250,797	$772	$751	$708	$1,283,115
Panhandle	342,386	250,000	-	455,000	-	916,305

Total	$343,254	$500,797	$772	$455,751	$708	$2,199,420

Each note or bond is an obligation of Southern Union or a unit of Panhandle, as noted above.  Panhandle’s debt is non-recourse to Southern Union.  All debts that are listed as debt of Southern Union are direct obligations of Southern Union.  None of the Company’s long-term debt is cross-collateralized and most of its long-term debt obligations contain cross-default provisions.

Junior Subordinated Notes.  The Company has interest rate swap agreements that effectively fix the interest rate applicable to the floating rate on $525 million of the $600 million Junior Subordinated Notes due 2066 (Junior Subordinated Notes).  See Note 11 – Derivative Instruments and Hedging Activities – Interest Rate Contracts – Interest Rate Swaps for more information regarding these swap agreements.  The interest rate on the remaining notes is a variable rate based upon the three-month LIBOR rate plus 3.0175 percent.  The balance of the variable rate portion of the Junior Subordinated Notes was $75 million at an effective interest rate of 3.45 percent at December 31, 2011.  The balance and effective interest rate at February 17, 2012 were $75 million and 3.45 percent, respectively.

Term Loans.  On August 3, 2010, the Company entered into an Amended and Restated $250 million Credit Agreement, maturing on August 3, 2013 (2010 Term Loan).  The 2010 Term Loan bears interest at a rate of LIBOR plus 2.125 percent.  The balance of the 2010 Term Loan was $250 million and $250 million at effective interest rates of 2.40 percent and 2.39 percent at December 31, 2011 and 2010, respectively.  The balance and effective interest rate of the 2010 Term Loan at February 17, 2012 were $250 million and 2.38 percent, respectively.

On March 15, 2007, LNG Holdings, as borrower, and PEPL and Trunkline LNG, as guarantors, entered into a $455 million unsecured term loan facility due March 13, 2012 (2012 Term Loan). The interest rate under the 2012 Term Loan is a floating rate tied to LIBOR or the prime rate, at the Company’s option, in addition to a margin based on the rating of PEPL’s senior unsecured debt.  LNG Holdings has entered into interest rate swap agreements that effectively fix the interest rate applicable to the 2012 Term Loan at 4.98 percent plus a credit spread of 0.625 percent, based upon PEPL’s credit rating for its senior unsecured debt.  The balance of the 2012

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 Term Loan was $455 million at December 31, 2011 and 2010.  See Note 11 – Derivative Instruments and Hedging Activities – Interest Rate Swaps for information regarding interest rate swaps.

On June 29, 2007, LNG Holdings, as borrower, and PEPL and CrossCountry Citrus, LLC, as guarantors, entered into an amended and restated $465 million term loan facility (Amended Credit Agreement) due June 29, 2012, with an interest rate of LIBOR plus 55 basis points, based upon the current credit rating of PEPL's senior unsecured debt.  The balance of the Amended Credit Agreement was $342.4 million and $360.4 million at effective interest rates of 0.85 and 0.81 percent at December 31, 2011 and 2010, respectively.  The balance and effective interest rate of the Amended Credit Agreement at February 17, 2012 were $342.4 million and 0.82 percent, respectively.

Credit Facilities.  During the second quarter of 2011, the Company entered into the Seventh Amended and Restated Revolving Credit Agreement with the banks named therein in the amount of $550 million (2011 Revolver).  The 2011 Revolver is an amendment, restatement and refinancing of the Company’s $550 million revolving credit facility, which was otherwise scheduled to mature on May 28, 2013.  The 2011 Revolver will mature on May 20, 2016.  Borrowings on the 2011 Revolver are available for the Company’s working capital, other general corporate purposes and letter of credit requirements.  The interest rate and commitment fee under the 2011 Revolver are calculated using a pricing grid, which is based upon the credit rating for the Company’s senior unsecured notes.  The annualized interest rate and commitment fee rate bases for the 2011 Revolver at December 31, 2011 were LIBOR, plus 162.5 basis points, and 25 basis points, respectively.

The Company’s additional $25 million short-term committed credit facility was renewed in July 2011 for an additional 364-day period.

Balances of $200 million and $297.1 million were outstanding under the Company’s credit facilities at effective interest rates of 1.88 and 3.02 percent at December 31, 2011 and 2010, respectively.  The Company classifies its borrowings under the credit facilities as short-term debt as the individual borrowings are generally for periods of 15 to 180 days.  At maturity, the Company may (i) retire the outstanding balance of each borrowing with available cash on hand and/or proceeds from a new borrowing, or (ii) at the Company’s option, extend the borrowing’s maturity date for up to an additional 90 days.  As of February 17, 2012, there was a balance of $148.3 million outstanding under the Company’s credit facilities at an average effective interest rate of 1.86 percent.

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

The Company’s restrictive covenants include restrictions on debt levels, restrictions on liens securing debt and guarantees, restrictions on mergers and on the sales of assets, capitalization requirements, dividend restrictions, cross default and cross-acceleration and prepayment of debt provisions. A breach of any of these covenants could result in acceleration of Southern Union’s debt and other financial obligations and that of its subsidiaries. Under the current credit agreements, the significant debt covenants and cross defaults are as follows:

a)	Under the Company’s 2011 Revolver, the consolidated debt to total capitalization ratio, as defined therein, cannot exceed 65 percent;
b)	Under the Company’s 2011 Revolver, the Company must maintain an earnings before interest, tax, depreciation and amortization interest coverage ratio of at least 2.00 times;
c)
Under the Company’s First Mortgage Bond indentures for the Fall River Gas division of New England Gas Company, the Company’s consolidated debt to total capitalization ratio, as defined therein, cannot exceed 70 percent at the end of any calendar quarter; and

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

d)	All of the Company’s major borrowing agreements contain cross-defaults if the Company defaults on an agreement involving at least $10 million of principal.

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

Retirement of Debt Obligations.  The Company refinanced LNG Holdings’ $455 million term loan due March 13, 2012 on February 23, 2012 with an unsecured three-year term loan facility due February 23, 2015, with LNG Holdings as borrower and PEPL and Trunkline LNG as guarantors and a floating interest rate tied to LIBOR plus a margin based on the rating of PEPL’s senior unsecured debt.  The Company expects to retire the $465 million term loan due June 2012 ($342.4 million of which is outstanding at December 31, 2011) utilizing a portion of the $445 million in merger consideration to be received by Southern Union in connection with the Citrus Merger.  Should the Citrus Merger not occur by the June 2012 maturity date, the Company would expect to refinance and/or extend the $465 million term loan, or alternatively the Company might choose to retire such debt upon maturity by utilizing some combination of cash flows from operations, draw downs under existing credit facilities and altering the timing of controllable expenditures, among other things.  The Company reasonably believes, based on its investment grade credit ratings and general financial condition, successful historical access to capital and debt markets and market expectations regarding the Company’s future earnings and cash flows, that it will be able to refinance and/or retire these obligations, as applicable, under acceptable terms prior to their maturity.  There can be no assurance, however, that the Company will be able to achieve acceptable refinancing terms in any negotiation of new capital market debt or bank financings.  Moreover, there can be no assurance the Company will be successful in its implementation of these refinancing and/or retirement plans and the Company’s inability to do so could cause a material adverse effect on the Company’s financial condition and liquidity.

9.  Benefits

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

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2011	2010	2011	2010

	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of period	$193,686	$177,235	$109,768	$98,055
Service cost	3,657	3,251	3,480	3,064
Interest cost	10,140	10,172	6,050	5,612
Benefits paid, net	(10,511)	(10,546)	(2,585)	(3,224)
Medicare Part D subsidy receipts	-	-	318	305
Actuarial loss and other	28,105	13,574	18,094	5,956
Benefit obligation at end of period	$225,077	$193,686	$135,125	$109,768

Change in plan assets:
Fair value of plan assets at beginning of period	$127,000	$115,863	$102,146	$68,903
Return on plan assets and other	(651)	15,195	298	8,808
Employer contributions	16,957	6,488	10,363	27,659
Benefits paid, net	(10,511)	(10,546)	(2,585)	(3,224)
Fair value of plan assets at end of period	$132,795	$127,000	$110,222	$102,146

Amount underfunded at end of period	$(92,282)	$(66,686)	$(24,903)	$(7,622)

Amounts recognized in the Consolidated
Balance Sheet consist of:
Noncurrent assets	$-	$-	$3,560	$6,279
Current liabilities	(13)	(13)	(239)	(170)
Noncurrent liabilities	(92,269)	(66,673)	(28,224)	(13,731)
	$(92,282)	$(66,686)	$(24,903)	$(7,622)

Amounts recognized in Accumulated other
comprehensive loss (pre-tax basis) consist of:
Net actuarial loss (gain)	$82,790	$51,365	$24,723	$(246)
Prior service cost	1,964	2,551	2,885	1,074
	$84,754	$53,916	$27,608	$828

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes information at the dates indicated for plans with an accumulated benefit obligation in excess of plan assets.

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2011	2010	2011	2010

	(In thousands)

Projected benefit obligation	$225,077	$193,686	N/A	N/A
Accumulated benefit obligation	212,056	183,529	$104,083	$82,287
Fair value of plan assets	132,795	127,000	75,620	68,385

Net Periodic Benefit Cost

Net periodic benefit cost for the periods presented includes the components noted in the table below.

	Pension Benefits			Other Postretirement Benefits
	Years Ended December 31,			Years Ended December 31,
	2011	2010	2009	2011	2010	2009

	(In thousands)
Net Periodic Benefit Cost:
Service cost	$3,657	$3,251	$2,778	$3,480	$3,064	$2,970
Interest cost	10,140	10,172	9,955	6,050	5,612	5,481
Expected return on plan assets	(10,653)	(9,348)	(8,577)	(5,820)	(4,918)	(3,123)
Prior service cost (credit)
amortization	587	552	552	(1,811)	(1,647)	(1,260)
Actuarial loss (gain)
amortization	7,985	8,048	8,405	(1,353)	(1,862)	(847)
	11,716	12,675	13,113	546	249	3,221
Regulatory adjustment (1)	868	(4)	54	2,665	2,665	2,665
Net periodic benefit cost	$12,584	$12,671	$13,167	$3,211	$2,914	$5,886

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

The estimated net actuarial loss (gain) and prior service cost (credit) for pension plans that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost during 2012 are $10.3 million and $580,000, respectively.  The estimated net actuarial loss (gain) and prior service cost (credit) for other postretirement plans that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost during 2012 are $1.3 million and $(1.1) million, respectively.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assumptions

The weighted-average assumptions used in determining benefit obligations at the dates indicated are shown in the table below.

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2011	2010	2011	2010

Discount rate	4.14%	5.35%	4.14%	5.36%
Rate of compensation increase	3.02%	3.02%	N/A	N/A

The weighted-average assumptions used in determining net periodic benefit cost for the periods presented are shown in the table below.

	Pension Benefits			Other Postretirement Benefits
	Years Ended December 31,			Years Ended December 31,
	2011	2010	2009	2011	2010	2009

Discount rate	5.35%	5.82%	6.05%	5.36%	5.85%	6.05%
Expected return on assets:
Tax exempt accounts	8.25%	8.25%	8.50%	7.00%	7.00%	7.00%
Taxable accounts	N/A	N/A	N/A	4.50%	5.00%	5.00%
Rate of compensation increase	3.02%	3.24%	3.24%	N/A	N/A	N/A

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

The assumed health care cost trend rates used to measure the expected cost of benefits covered by the Company’s other postretirement benefit plans are shown in the table below.

	December 31,
	2011	2010

Health care cost trend rate assumed for next year	8.50%	9.00%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	2019	2019

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assumed health care cost trend rates have a significant effect on the amounts reported for healthcare plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage	One Percentage
	Point Increase	Point Decrease

	(In thousands)

Effect on total of service and interest cost	$878	$(847)
Effect on accumulated postretirement benefit obligation	11,809	(10,806)

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

The fair value of the Company’s pension plan assets by asset category at the dates indicated is as follows:

	Fair Value		Fair Value Measurements at December 31, 2011
	as of		Using Fair Value Hierarchy
	December 31, 2011		Level 1	Level 2	Level 3

	(In thousands)
Asset Category:
Cash and cash
equivalents	$11,791		$11,791	$-	$-
Mutual fund	110,632	(1)	-	110,632	-
Multi-strategy
hedge funds	10,372	(2)	-	10,372	-
Total	$132,795		$11,791	$121,004	$-

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value		Fair Value Measurements at December 31, 2010
	as of		Using Fair Value Hierarchy
	December 31, 2010		Level 1	Level 2	Level 3

	(In thousands)
Asset Category:
Cash and cash
equivalents	$4,901		$4,901	$-	$-
Mutual fund	111,829	(1)	-	111,829	-
Multi-strategy
hedge funds	10,270	(2)	-	10,270	-
Total	$127,000		$4,901	$122,099	$-

___________________
(1)
This comingled fund invests primarily in a diversified portfolio of equity and fixed income funds.  As of December 31, 2011, the fund was primarily comprised of approximately 36 percent large-cap U.S. equities, 6 percent small-cap U.S. equities, 20 percent international equities, 30 percent fixed income securities, and 8 percent in other investments.  As of December 31, 2010, the fund was primarily comprised of approximately 38 percent large-cap U.S. equities, 8 percent small-cap U.S. equities, 20 percent international equities, 29 percent fixed income securities, and 5 percent in other investments.  These investments are generally redeemable on a daily basis at the net asset value per share of the investment.

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

The fair value of the Company’s other postretirement plan assets by asset category at the dates indicated is as follows:

	Fair Value		Fair Value Measurements at December 31, 2011
	as of		Using Fair Value Hierarchy
	December 31, 2011		Level 1	Level 2	Level 3

	(In thousands)
Asset Category:
Cash and Cash
Equivalents	$2,476		$2,476	$-	$-
Mutual fund	107,746	(1)	107,746	-	-
Total	$110,222		$110,222	$-	$-

	Fair Value		Fair Value Measurements at December 31, 2010
	as of		Using Fair Value Hierarchy
	December 31, 2010		Level 1	Level 2	Level 3

	(In thousands)
Asset Category:
Cash and Cash
Equivalents	$2,303		$2,303	$-	$-
Mutual fund	99,843	(1)	99,843	-	-
Total	$102,146		$102,146	$-	$-
___________________
(1)
This fund of funds primarily invests in a combination of equity, fixed income and short-term mutual funds.  As of December 31, 2011, the fund was primarily comprised of approximately 19 percent large-cap U.S. equities, 2 percent small-cap U.S. equities, 10 percent international equities, 55 percent fixed income securities, 8 percent cash, and 6 percent in other investments.  As of December 31, 2010, the fund was primarily comprised of approximately 17 percent large-cap U.S. equities, 4 percent small-cap U.S. equities, 10 percent international equities, 57 percent fixed income securities, 10 percent cash, and 2 percent in other investments.

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

Contributions

The Company expects to contribute approximately $16.8 million to its pension plans and approximately $10.9 million to its other postretirement plans in 2012.  The Company funds the cost of the plans in accordance with federal regulations, not to exceed the amounts deductible for income tax purposes.

Benefit Payments

The Company’s estimate of expected benefit payments, which reflect expected future service, as appropriate, in each of the next five years and in the aggregate for the five years thereafter are shown in the table below.

Other	Other
Postretirement	Postretirement
Benefits	Benefits
Pension	(Gross, Before	(Medicare Part D
Years	Benefits	Medicare Part D)	Subsidy Receipts)

(In thousands)
2012	$11,703	$4,798	$584
2013	11,860	5,553	606
2014	12,328	6,422	712
2015	12,031	7,219	819
2016	12,075	7,960	958
2017	-	2021	64,869	48,348	6,532

The Medicare Prescription Drug Act provides for a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D.

Defined Contribution Plan

The Company sponsors a defined contribution savings plan (Savings Plan) that is available to all employees.  The Company provided maximum matching contributions based upon certain Savings Plan provisions during 2009 through 2011 ranging from 2 percent to 6.25 percent of the participant’s compensation paid into the Savings Plan.  Company contributions are 100 percent vested after five years of continuous service for all plans other than plans for Missouri Gas Energy union employees and employees of the Fall River operation, as to which contributions are 100 percent vested after six years of continuous service.  Company contributions to the Savings Plan during the years ended December 31, 2011, 2010 and 2009 were $7.6 million, $7.4 million and $7 million, respectively.

In addition, the Company makes employer contributions to separate accounts, referred to as Retirement Power Accounts, within the defined contribution plan.  The contribution amounts are determined as a percentage of compensation and range from 3.5 percent to 12 percent.  Company contributions are generally 100 percent vested after five years of continuous service.  Company contributions to Retirement Power Accounts during the years ended December 31, 2011, 2010 and 2009 were $8.1 million, $7.9 million and $7.9 million, respectively.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10.  Taxes on Income

The following table provides a summary of the current and deferred components of income tax expense from continuing operations for the periods presented.

	Years Ended December 31,
	2011	2010	2009

		(In thousands)
Current:
Federal	$4,637	$1,963	$(44,060)
State	(4,395)	(2,352)	(5,250)
	242	(389)	(49,310)

Deferred:
Federal	95,972	93,330	108,956
State	7,566	14,088	12,254
	103,538	107,418	121,210

Total federal and state income tax
expense from continuing operations	$103,780	$107,029	$71,900

Effective tax rate	29%	31%	29%

Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.  The table below summarizes the principal components of the Company’s deferred tax assets (liabilities) at the dates indicated.

	December 31,
	2011	2010

	(In thousands)
Deferred income tax assets:
Alternative minimum tax credit	$38,391	$36,526
Other postretirement benefits	21,837	20,206
Pension benefits	32,495	23,491
Derivative financial instruments (interest rates)	32,057	13,571
Net operating loss	24,750	-
Other	34,566	39,245
Total deferred income tax assets	184,096	133,039

Deferred income tax liabilities:
Property, plant and equipment	(1,139,135)	(1,032,473)
Unconsolidated investments (Citrus)	(29,059)	(19,177)
Goodwill	(16,718)	(16,952)
Environmental reserve	(11,641)	(9,374)
Other	(19,268)	(32,296)
Total deferred income tax liabilities	(1,215,821)	(1,110,272)
Net deferred income tax liability	(1,031,725)	(977,233)
Less current income tax assets (liabilities)	13,152	36,630
Accumulated deferred income taxes	$(1,044,877)	$(1,013,863)

The Company has federal net operating loss (NOL) carryforwards of $65 million, of which $15 million will expire in 2030 and $50 million in 2031.  The Company has state NOL carryforwards of $52 million, expiring between 2013 and 2031.

The differences between the Company’s EITR and the U.S. federal income tax statutory rate for the periods presented are as follows:

	Years Ended December 31,
	2011	2010	2009

	(In thousands)

Computed statutory income tax expense at 35%	$125,721	$122,387	$88,018
Changes in income taxes resulting from:
Earnings from unconsolidated investments related to
anticipated receipt of dividends	(27,317)	(26,973)	(20,300)
State income taxes, net of federal income tax benefit	2,296	7,878	4,553
Other	3,080	3,737	(371)
Actual income tax expense from continuing operations	$103,780	$107,029	$71,900

Due to the anticipated increase in dividends from Citrus as a result of the Phase VIII Expansion, the Company expects the entire deferred income tax liability related to its investment in Citrus would be realized at the Company’s statutory income tax rate less the dividends received deduction.

A reconciliation of the changes in unrecognized tax benefits for the periods presented is as follows:

	Years ended December 31,
	2011	2010	2009

	(In thousands)

Beginning of the year	$15,837	$12,864	$7,210

Additions:
Tax positions taken in prior years	188	-	2,195
Tax positions taken in current year	3,354	3,146	3,459

Reductions:
Settlements	(791)	(173)	-
End of year	$18,588	$15,837	$12,864

As of December 31, 2011, the Company has unrecognized tax benefits for capitalization policies and state filing positions of $2.3 million and $16.3 million, respectively. However, only the $16.3 million ($10.6 million, net of federal tax) unrecognized tax benefits for certain state filing positions would impact the Company’s EITR if recognized. The Company believes it is reasonably possible that its unrecognized tax benefits may be reduced by $3.3 million ($2.1 million, net of federal tax) within the next twelve months due to settlement of certain state filing positions.

The Company’s policy is to classify and accrue interest expense and penalties on income tax underpayments (overpayments) as a component of income tax expense in its Consolidated Statement of Operations, which is consistent with the recognition of these items in prior reporting periods.

During 2011, the Company recognized interest and penalties of $726,000 ($709,000, net of tax). At December 31, 2011, the Company has interest and penalties accrued of $2.1 million ($1.8 million, net of tax).

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is no longer subject to U.S. federal, state or local examinations for the tax period ended December 31, 2004 and prior years, except June 30, 2004, to the extent of $1.3 million of refund claims.

11.  Derivative Instruments and Hedging Activities

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

Interest Rate Swaps.  In 2011, the Company entered into interest rate swap agreements associated with the $600 million Junior Subordinated Notes due 2066 (Junior Subordinated Notes) with an aggregate notional amount of $525 million, of which $450 million were for ten-year periods and $75 million were for five-year periods.  These interest rate swaps became effective on November 1, 2011.  The Company will pay interest on the Junior Subordinated Notes at the floating rate of three-month LIBOR plus a credit spread of 3.0175 percent beginning November 1, 2011. The interest rate swaps effectively fix the interest rate applicable to the floating rate on a portion of the Junior Subordinated Notes and are accounted for as cash flow hedges, with the effective portion of their settled value recorded in Accumulated other comprehensive loss and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impact earnings.  As of December 31, 2011, the floating rate LIBOR-based portion of the interest payments commencing November 1, 2011 was exchanged for weighted average fixed rate interest payments of 3.63 percent.

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

As of December 31, 2011, approximately $12.4 million of net after-tax losses in Accumulated other comprehensive loss related to these interest rate swaps is expected to be amortized into Interest expense during the next twelve months.  There was no swap ineffectiveness during the period ended December 31, 2011.  Any ineffective portion of the cash flow hedge would be reported in current-period earnings.

Treasury Rate Locks.  As of December 31, 2011, the Company had no outstanding treasury rate locks.  However, certain of its treasury rate locks that settled in prior periods are associated with interest payments on outstanding long-term debt.  These treasury rate locks are accounted for as cash flow hedges, with the effective portion of their settled value recorded in Accumulated other comprehensive loss and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impact earnings.  As of December 31, 2011, approximately $571,000 of net after-tax losses in Accumulated other comprehensive loss related to these treasury rate locks will be amortized into Interest expense during the next twelve months.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Commodity Contracts – Gathering and Processing Segment

The Company primarily enters into natural gas and NGL price swaps and NGL processing spread swaps to manage its exposure to changes in margin on forecasted sales of equity natural gas and NGL volumes resulting from movements in market commodity prices.

Natural Gas Price Swaps.  As of December 31, 2011, the Company had outstanding receive-fixed natural gas price swaps with a total notional amount of 3,660,000 MMBtus for 2012.   These natural gas price swaps are accounted for as cash flow hedges, with the effective portion of changes in their fair value recorded in Accumulated other comprehensive loss and reclassified into Operating revenues in the same periods during which the forecasted natural gas sales impact earnings.  As of December 31, 2011, approximately $4 million of net after-tax gains in Accumulated other comprehensive loss related to these natural gas price swaps are expected to be amortized into Operating revenues during the next twelve months.  Any ineffective portion of the cash flow hedge is reported in current-period earnings.

NGL Price Swaps.  As of December 31, 2011, the Company had outstanding receive-fixed NGL price swaps with a total notional amount of 65,378,124 gallons (5,490,000 MMBtu equivalent basis) for 2012.   These NGL price swaps are accounted for as cash flow hedges, with the effective portion of changes in their fair value recorded in Accumulated other comprehensive loss and reclassified into Operating revenues in the same periods during which the forecasted NGL sales impact earnings.  As of December 31, 2011, approximately $4 million of net after-tax losses in Accumulated other comprehensive loss related to these NGL price swaps are expected to be amortized into Operating revenues during the next twelve months.  Any ineffective portion of the cash flow hedge is reported in current-period earnings.

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

Natural Gas Price Swaps.  As of December 31, 2011, the Company had outstanding pay-fixed natural gas price swaps with total notional amounts of 19,400,000 MMBtu and 5,560,000 MMBtu for 2012 and 2013, respectively.  These natural gas price swaps are accounted for as economic hedges, with changes in their fair value recorded to Deferred natural gas purchases.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summary Financial Statement Information

The following table summarizes the fair value amounts of the Company’s derivative instruments and their location in the Consolidated Balance Sheet at the dates indicated.

	Asset Derivatives (1)		Liability Derivatives (1)
	December 31,		December 31,
Balance Sheet Location	2011	2010	2011	2010

	(In thousands)		(In thousands)
Cash Flow Hedges:
Interest rate contracts
Derivative instruments-liabilities	$-	$-	$19,936	$19,694
Deferred credits	-	-	59,789	4,652

Commodity contracts - Gathering and Processing:
Natural gas price swaps
Prepayments and other assets	6,124	-	-	-
Derivative instruments-liabilities	-	16,459	-	-
NGL price swaps
Prepayments and other assets	-	-	1,996	-
Derivative instruments-liabilities	-	-	4,144	-
	$6,124	$16,459	$85,865	$24,346

Economic Hedges:
Commodity contracts - Gathering and Processing:
NGL processing spread swaps
Derivative instruments-liabilities	$-	$-	$-	$29,057
Other derivative instruments
Prepayments and other assets	-	133	-	-
Derivative instruments-liabilities	-	-	50	-

Commodity contracts - Distribution:
Natural gas price swaps
Derivative instruments-liabilities	-	234	34,468	34,968
Deferred credits	3	105	5,643	2,806
	$3	$472	$40,161	$66,831

Total	$6,127	$16,931	$126,026	$91,177

_____________
(1)
The Company has master netting arrangements with certain of its counterparties, which permit applicable obligations of the parties to be settled on a net versus gross basis.  If a right of offset exists, the fair value amounts for the derivative instruments are reported in the Consolidated Balance Sheet on a net basis and disclosed herein on a gross basis.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the location and amount of derivative instrument gains and losses reported in the Company’s consolidated financial statements for the periods presented:

	Years Ended December 31,
	2011	2010	2009

	(In thousands)
Cash Flow Hedges: (1)
Interest rate contracts:
Change in fair value - increase in Accumulated other comprehensive
loss, excluding tax expense effect of $27,589, $5,237 and $3,051, respectively	$74,059	$13,028	$7,589
Reclassification of unrealized loss from Accumulated other
comprehensive loss - increase of Interest expense, excluding tax
expense effect of $(9,012), $(9,019) and $(8,222), respectively	(22,455)	(22,483)	(20,572)
Commodity contracts - Gathering and Processing:
Change in fair value - decrease in Accumulated other comprehensive loss, excluding tax expense effect of $(2,598), $(14,093) and $(3,773),
respectively	(7,208)	(39,105)	(10,469)
Reclassification of unrealized gain from Accumulated other comprehensive loss - increase of Operating revenues, excluding tax expense effect of $8,536,
$6,787 and $16,231, respectively	23,685	18,833	45,035

Economic Hedges:
Commodity contracts - Gathering and Processing:
Change in fair value of strategic hedges - (increase)/decrease in Operating revenues (2)	29,855	31,154	88,799
Change in fair value of other hedges - (increase)/decrease in Operating revenues	(96)	283	(12)
Commodity contracts - Distribution:
Change in fair value - increase/(decrease) in Deferred gas purchases	2,673	(6,166)	(49,083)

_________________
(1)	See Note 7 – Comprehensive Income (Loss) for additional related information.
(2)
Includes $29.1 million, $34.5 million and $59.7 million of the cash settlement impact for previously recognized unrealized losses in the years ended December 31, 2011 and 2010 and unrealized gains in the year ended December 31, 2009, respectively.  Additionally, includes nil, $18.6 million and $44.9 million of unrealized mark-to-market losses recorded in the years ended December 31, 2011, 2010 and 2009, respectively.

Derivative Instrument Contingent Features

Certain of the Company’s derivative instruments contain provisions that require the Company’s debt to be maintained at an investment grade credit rating from each of the major credit rating agencies.  If the Company’s debt were to fall below investment grade, the Company would be in violation of these provisions, and the counterparties to the derivative instruments could potentially require the Company to post collateral for certain of the derivative instruments.  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position at December 31, 2011 was $22.9 million.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12.  Fair Value Measurement

The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis at the dates indicated.

	Fair Value	Fair Value Measurements at December 31, 2011
	as of	Using Fair Value Hierarchy
	December 31, 2011	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Commodity derivatives	$4,128	$-	$4,128	$-
Long-term investments	962	962	-	-
Total	$5,090	$962	$4,128	$-

Liabilities:
Commodity derivatives	$44,302	$-	$44,302	$-
Interest-rate swap derivatives	79,725	-	79,725	-
Total	$124,027	$-	$124,027	$-

	Fair Value	Fair Value Measurements at December 31, 2010
	as of	Using Fair Value Hierarchy
	December 31, 2010	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Commodity derivatives	$133	$-	$133	$-
Long-term investments	937	937	-	-
Total	$1,070	$937	$133	$-

Liabilities:
Commodity derivatives	$50,033	$-	$50,033	$-
Interest-rate swap derivatives	24,346	-	24,346	-
Total	$74,379	$-	$74,379	$-

The Company’s Level 1 instruments primarily consist of trading securities related to a non-qualified deferred compensation plan that are valued based on active market quotes.  The Company’s Level 2 instruments primarily include natural gas and NGL and NGL processing spread swap derivatives and interest-rate swap derivatives that are valued using pricing models based on an income approach that discounts future cash flows to a present value amount.  The significant pricing model inputs for natural gas and NGL price swaps and NGL processing spread swap derivatives include published NYMEX forward index prices for delivery of natural gas at Henry Hub, Permian Basin and WAHA, and NGL at Mont Belvieu.  The significant pricing model inputs for interest-rate swaps include published rates for U.S. Dollar LIBOR interest rate swaps.  The pricing models also adjust for nonperformance risk associated with the counterparty or Company, as applicable, through the use of credit risk adjusted discount rates based on published default rates.  The Company did not have any Level 3 instruments measured at fair value at December 31, 2011, 2010 or 2009.

The approximate fair value of the Company’s cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to their short-term nature.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13.  Property, Plant and Equipment

The following table provides a summary of property, plant and equipment at the dates indicated.

		December 31,
	Lives in Years (1)	2011 (2)	2010 (2)

		(In thousands)
Regulated Operations:
Distribution plant	9-60	$1,042,857	$1,001,032
Gathering and processing plant	26	166,990	183,548
Transmission plant	5-46	2,321,009	2,239,762
General - LNG	5-40	1,118,791	1,117,418
Underground storage plant	5-46	321,920	314,744
General plant and other	3-50	304,385	283,737
Construction work in progress		48,268	52,800
		5,324,220	5,193,041
Less accumulated depreciation and amortization		1,219,017	1,074,161
		4,105,203	4,118,880
Non-regulated Operations:
Distribution plant	5-40	60,466	59,749
Gathering and processing plant	1-50	1,839,571	1,740,725
General plant and other	3-29	19,758	17,274
Construction work in progress		55,594	67,464
		1,975,389	1,885,212
Less accumulated depreciation and amortization		354,256	299,633
		1,621,133	1,585,579
Net property, plant and equipment		$5,726,336	$5,704,459

_________________
(1)	The composite weighted-average depreciation rates for the years ended December 31, 2011, 2010 and 2009 were 3.4 percent, 3.5 percent and 3.5 percent, respectively.
(2)	Includes capitalized computerized software cost totaling:

Unamortized computer software cost	$140,397	$131,182
Less accumulated amortization	89,258	79,637
Net capitalized computer software costs	$51,139	$51,545

Amortization expense of capitalized computer software costs for the years ended December 31, 2011, 2010 and 2009 was $10.7 million, $11.4 million and $13.1 million, respectively.  The estimated amortization expense of capitalized computer software costs for the next five years ending December 31 are as follows:  2012 -- $9.7 million; 2013 -- $8.4 million; 2014 -- $7.7 million; 2015 -- $6.6 million; and 2016 -- $4.9 million.  Computer software costs are amortized between one and fifteen years.

14.  Stock-Based Compensation

The fair value of each stock option and SAR award is estimated on the date of grant using a Black-Scholes option pricing model. The Company’s expected volatilities are based on historical volatility of the Company’s common stock.  To the extent that volatility of the Company’s common stock price increases in the future, the estimates of the fair value of stock options and SARs granted in the future could increase, thereby increasing stock-based compensation expense in future periods.  Additionally, the expected dividend yield is considered for each grant on the date of grant.  The Company’s uses the simplified method in determining the expected term of stock options and SARs granted, which results in the use of the average midpoint between vesting of the awards and their contractual term for such estimate.  The Company utilizes the simplified method primarily because it has

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 experienced several acquisitions and divestitures during the contractual period for the current awards outstanding, resulting in a change in the employee mix and an acceleration of certain stock option and SAR exercise activity.  Additionally, the Company has not experienced a full life cycle of exercise activity for employees associated with certain of its acquisitions.  Because of the impact of these significant structural changes in the Company’s business operations and the resulting variations in employee exercise activity, the historical patterns of such exercise activity is not believed to be indicative of future behavior.  In the future, as information regarding post-vesting termination becomes more accessible, the Company may change the method of deriving the expected term.  This change could impact the fair value of stock options and SARs granted in the future.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table represents the Black-Scholes estimated ranges under the Company’s plans for stock options and SARs awards granted in the periods presented:

	Years ended December 31,
	2011	2010	2009

Expected volatility	32.83% to 35.60%	32.79% to 34.98%	32.22% to 33.69%
Expected dividend yield	2.45%	2.45% to 2.47%	2.37% to 2.45%
Risk-free interest rate	1.58% to 2.41%	1.78% to 2.40%	2.34% to 2.72%
Expected life	4.75 to 6 years	4.75 to 6 years	4.75 to 6 years

Stock Options

The following table provides information on stock options granted, exercised, forfeited, outstanding and exercisable under the Third Amended and Restated 2003 Stock and Incentive Plan (Third Amended 2003 Plan) and the 1992 Long-Term Stock Incentive Plan (1992 Plan) for the periods presented:

	Third Amended 2003 Plan		1992 Plan
		Weighted-		Weighted-
	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise
	Option	Price	Option	Price

Outstanding December 31, 2008	2,311,111	$20.61	312,109	$13.70
Granted	752,433	20.72	-	-
Exercised	(14,889)	16.83	(263,090)	13.52
Forfeited	(34,435)	17.39	-	-
Outstanding December 31, 2009	3,014,220	$20.69	49,019	$14.65
Granted	684,635	24.90	-	-
Exercised	(91,044)	19.48	(9,860)	14.65
Forfeited	(10,940)	25.60	-	-
Outstanding December 31, 2010	3,596,871	$21.51	39,159	$14.65
Granted	75,271	28.49	-	-
Exercised	(77,386)	17.22	(29,188)	14.65
Forfeited	(510)	24.06	(9,971)	14.65
Outstanding December 31, 2011	3,594,246	$21.75	-	$-

Exercisable December 31, 2009	1,229,447	$20.70	49,019	$14.65
Exercisable December 31, 2010	1,814,539	19.83	39,159	14.65
Exercisable December 31, 2011	2,478,000	19.86	-	-

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes information about stock options outstanding under the Third Amended 2003 Plan at December 31, 2011.

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price

Third Amended 2003 Plan:
12.55 - 15.00	792,934	6.96 years	$12.55	792,934	$12.55
15.01 - 20.00	205,573	4.78 years	16.90	205,573	16.90
20.01 - 25.00	1,726,790	7.00 years	23.28	1,127,284	23.04
25.01 - 28.49	868,949	6.47 years	28.23	352,209	27.85
	3,594,246	6.73 years	$21.75	2,478,000	$19.86

Stock Appreciation Rights

The following table provides information on SARs granted, exercised, forfeited, outstanding and exercisable under the Third Amended 2003 Plan for the periods presented.

	Third Amended 2003 Plan
		Weighted-Average
	SARs	Exercise Price

Outstanding December 31, 2008	1,200,552	$18.02
Granted	417,647	21.64
Exercised	(50,174)	12.55
Forfeited	(74,894)	18.82
Outstanding December 31, 2009	1,493,131	$19.18
Granted	376,795	24.67
Exercised	(47,322)	12.64
Forfeited	(38,648)	19.93
Outstanding December 31, 2010	1,783,956	$20.50
Granted	4,276	28.10
Exercised	(77,477)	15.33
Forfeited	(47,415)	25.33
Outstanding December 31, 2011	1,663,340	$20.63

Exercisable December 31, 2009	494,775	$22.06
Exercisable December 31, 2010	900,965	20.53
Exercisable December 31, 2011	1,278,950	19.71

The SARs that have been awarded vest in equal installments on the first three anniversaries of the grant date.  Each SAR entitles the holder to shares of Southern Union’s common stock equal to the fair market value of Southern Union’s common stock on the applicable exercise date in excess of the grant date price for each SAR.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about SARs outstanding under the Third Amended 2003 Plan at December 31, 2011.

	SARs Outstanding			SARs Exercisable
Range of Exercise Prices	Number of SARs	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of SARs	Weighted-Average Exercise Price

12.55 - 17.50	568,685	6.96 years	$12.55	568,685	$12.55
17.51 - 25.00	745,401	8.44 years	23.17	365,287	22.68
25.01 - 28.48	349,254	5.71 years	28.35	344,978	28.36
	1,663,340	7.36 years	$20.63	1,278,950	$19.71

The weighted-average remaining contractual life of options and SARs outstanding under the Third Amended 2003 Plan at December 31, 2011 was 6.93 years.  The weighted-average remaining contractual life of options and SARs exercisable under the Third Amended 2003 Plan at December 31, 2011 was 6.56 years. The aggregate intrinsic value of total options and SARs outstanding and exercisable at December 31, 2011 was $108.9 million and $83.8 million, respectively.

As of December 31, 2011, there was $6.8 million of total unrecognized compensation cost related to non-vested stock options and SARs compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average contractual period of 1.56 years. The total fair value of options and SARs vested as of December 31, 2011 was $21.5 million. Compensation expense recognized related to stock options and SARs totaled $6.9 million ($4.4 million, net of tax), $6.3 million ($4 million, net of tax) and $5.4 million ($3.5 million, net of tax) for the years ended December 31, 2011, 2010 and 2009, respectively.  Cash received from the exercise of stock options was $1.8 million for the year ended December 31, 2011.

The intrinsic value of options and SARs exercised during the year ended December 31, 2011 was approximately $2.4 million.  The Company realized an additional tax benefit of approximately $487,000 for the excess amount of deductions related to stock options and SARs over the historical book compensation expense multiplied by the statutory tax rate in effect, which has been reported as an increase in financing cash flows in the Consolidated Statement of Cash Flows.

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides information on restricted stock equity awards granted, released and forfeited for the periods presented.

	Number of
	Restricted Stock	Weighted-Average
	Equity Units	Grant Date
	Outstanding	Fair Value

Restricted shares at December 31, 2008	363,185	$18.94
Granted	165,567	20.24
Released	(146,990)	19.90
Forfeited	(2,788)	18.98
Restricted shares at December 31, 2009	378,974	$19.14
Granted	111,457	23.71
Released	(148,218)	17.63
Forfeited	(1,000)	25.15
Restricted shares at December 31, 2010	341,213	$21.27
Granted	7,000	28.04
Released	(162,362)	17.96
Forfeited	-	-
Restricted shares at December 31, 2011	185,851	$24.41

The following table provides information on restricted stock liability awards granted, released and forfeited for the periods presented.

	Number of	Weighted-Average
	Restricted Stock Liability	Grant Date
	Units Outstanding	Fair Value

Restricted units at December 31, 2008	548,639	$17.31
Granted	268,027	21.06
Released	(204,937)	19.38
Forfeited	(48,079)	16.87
Restricted units at December 31, 2009	563,650	$18.38
Granted	175,043	24.67
Released	(237,219)	18.82
Forfeited	(54,344)	18.77
Restricted units at December 31, 2010	447,130	$20.56
Granted	270,835	42.01
Released	(239,714)	18.53
Forfeited	(17,394)	18.86
Restricted units at December 31, 2011	460,857	$34.29

As of December 31, 2011, there was $21.3 million of total unrecognized compensation cost related to non-expired, restricted stock equity units and restricted stock liability units compensation arrangements granted under the restricted stock plans. That cost is expected to be recognized over a weighted-average contractual period of 2.2  years. The total fair value of restricted stock equity and liability units that were released during the year ended December 31, 2011 was $12.9 million. Compensation expense recognized related to restricted stock equity and liability units totaled $13.8 million ($8.7 million, net of tax), $8.8 million ($5.5 million, net of tax) and $6.8 million ($4.3 million, net of tax) for the years ended December 31, 2011, 2010 and 2009, respectively.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company settled the restricted stock liability units released in 2011, 2010 and 2009 with cash payments of $10 million, $5.8 million and $4.4 million, respectively.

15.  Commitments and Contingencies

Environmental Matters

The Company’s operations are subject to federal, state and local laws, rules and regulations regarding water quality, hazardous and solid waste management, air quality control and other environmental matters. These laws, rules and regulations require the Company to conduct its operations in a specified manner and to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals.  Failure to comply with environmental laws, rules and regulations may expose the Company to significant fines, penalties and/or interruptions in operations. The Company’s environmental policies and procedures are designed to achieve compliance with such applicable laws and regulations. These evolving laws and regulations and claims for damages to property, employees, other persons and the environment resulting from current or past operations may result in significant expenditures and liabilities in the future. The Company engages in a process of updating and revising its procedures for the ongoing evaluation of its operations to identify potential environmental exposures and enhance compliance with regulatory requirements.

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

Environmental Remediation Liabilities

The table below reflects the amount of accrued liabilities recorded in the Consolidated Balance Sheet at the dates indicated to cover environmental remediation actions where management believes a loss is probable and reasonably estimable.  Except for matters discussed above, the Company does not have any material environmental remediation matters assessed as reasonably possible that would require disclosure in the financial statements.

	December 31,
	2011	2010

	(In thousands)

Current	$9,353	$10,648
Noncurrent	11,635	11,920
Total environmental liabilities	$20,988	$22,568

During the years ended December 31, 2011, 2010 and 2009, the Company had $3.2 million, $4.5 million and $12 million of expenditures related to environmental cleanup programs, respectively.

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

East End Project.  The East End Project involved the installation of a total of approximately 31 miles of pipeline in and around Tuscola, Illinois, Montezuma, Indiana and Zionsville, Indiana.  Construction began in 2007 and was completed in the second quarter of 2008.  PEPL sought recovery of each contractor’s share of approximately $50 million of cost overruns from the construction contractor, an inspection contractor and the construction management contractor for improper welding, inspection and construction management of the East End Project.  Certain of the contractors filed counterclaims against PEPL for alleged underpayments of approximately $18 million.  PEPL settled with three defendants prior to trial in Harris County, Texas.  Trial began on May 16, 2011 and after the fourth week of trial a settlement was reached with the last defendant, Acuren.  The various settlements resulted in the Company receiving a total of approximately $16 million and $9 million for reimbursement of previously incurred legal expenses associated with the proceeding and project cost overruns, respectively.

Attorney General of the Commonwealth of Massachusetts v New England Gas Company.  On July 7, 2011, the Massachusetts Attorney General (AG) filed a regulatory complaint with the MDPU against New England Gas Company with respect to certain environmental cost recoveries.  The AG is seeking a refund to New England Gas Company customers for alleged “excessive and imprudently incurred costs” related to legal fees associated with the Company’s environmental response activities.  In the complaint, the AG requests that the MDPU initiate an investigation into the New England Gas Company’s collection and reconciliation of recoverable environmental costs including:  (i) the prudence of any and all legal fees, totaling $18.5 million, that were charged by the Kasowitz, Benson, Torres & Friedman firm and passed through the recovery mechanism since 2005, the year when a partner in the firm, the Company’s current Vice Chairman, President and COO, joined the Company’s management team; (ii) the prudence of any and all legal fees that were charged by the Bishop, London & Dodds firm and passed through the recovery mechanism since 2005, the period during which a member of the firm served as the Company’s Chief Ethics Officer; and (iii) the propriety and allocation of legal fees charged that were passed through the recovery mechanism and whether they would qualify for a lesser, 50 percent, level of recovery.  The Company has filed its answer.  The hearing officer has deferred hearing the Company’s motion to dismiss until the end of the proceedings.  The AG’s motion to be reimbursed costs by the Company of up to $150,000 was granted.  The Company believes it has complied with all applicable requirements of the MDPU regarding its filings for cost recovery and has not recorded any accrued liability; however, the Company will continue to assess its potential exposure for such cost recoveries as the matter progresses.

Air Quality Control.  SUGS is currently negotiating settlements to certain enforcement actions by the NMED and the TCEQ.

Compliance Orders from the New Mexico Environmental Department

Since the first quarter of 2010, SUGS has been in discussions with the NMED concerning allegations of violations of New Mexico air regulations related to the Jal #3 and Jal #4 facilities.  The NMED has issued amended compliance orders (COs) and proposed penalties for alleged violations at Jal #4 in the amount of $518,720 and at Jal #3 in the amount of $5,507,583.  Hearings on the COs are scheduled for late April 2012.  SUGS has meritorious defenses to the NMED claims and can offer significant mitigating factors to the claimed violations, including the installation of approximately $50 million of emission control equipment in the last nine years at these facilities.  The Company has recorded an accrued liability and will continue to assess its potential exposure to the allegations as the matter progresses.

Litigation Relating to the Merger with ETE

On June 21, 2011, a putative class action lawsuit captioned Jaroslawicz v. Southern Union Company, et al., Cause No. 2011-37091, was filed in the 333rd Judicial District Court of Harris County, Texas.  The petition named as defendants the members of the Southern Union Board, as well as Southern Union and ETE.  The plaintiff alleged that the defendants breached their fiduciary duties to Southern Union’s stockholders or aided and abetted breaches of fiduciary duties in connection with the Merger.  The petition alleged that the Merger involves an unfair price and an inadequate sales process and that defendants entered into the transaction to benefit themselves personally.  The petition sought injunctive relief, including an injunction of the Merger, attorneys’ and other fees and costs, indemnification and other relief.

Also on June 21, 2011, another putative class action lawsuit captioned Magda v. Southern Union Company, et al., Cause No. 2011-37134, was filed in the 11th Judicial District Court of Harris County, Texas.  The petition named as defendants the members of the Southern Union Board, Southern Union and ETE.  The plaintiff alleged that the Southern Union directors breached their fiduciary duties to Southern Union’s stockholders in connection with the Merger and that Southern Union and ETE aided and abetted those alleged breaches.  The petition alleged that the Merger involves an unfair price and an inadequate sales process, that Southern Union’s directors entered into the Merger to benefit themselves personally, and that defendants have failed to disclose all material information related to the Merger to Southern Union stockholders.  The petition sought injunctive relief, including an injunction of the Merger, and an award of attorneys’ and other fees and costs, in addition to other relief.

On June 28, 2011 and August 19, 2011, amended petitions were filed in the Magda and Jaroslawicz actions, respectively, naming the same defendants and alleging that the Southern Union directors breached their fiduciary duties to Southern Union’s stockholders in connection with the Merger and that Southern Union and ETE aided and abetted those alleged breaches of fiduciary duty.  The amended petitions allege that the Merger involves an unfair price and an inadequate sales process, that Southern Union’s directors entered into the Merger to benefit themselves personally, including through consulting and noncompete agreements, and that defendants have failed to disclose all material information related to the Merger to Southern Union stockholders.  The amended petitions seek injunctive relief, including an injunction of the Merger, and an award of attorneys’ and other fees and costs, in addition to other relief.  The two Texas cases have been consolidated with the following style: in re:  Southern Union Company; Cause No. 2011-37091, in the 333rd Judicial District Court of Harris County, Texas.  On October 21, 2011, the court denied ETE’s October 13, 2011 motion to stay the Texas proceeding in favor of cases pending in the Delaware Court of Chancery (described below).

On June 27, 2011, a putative class action lawsuit captioned Southeastern Pennsylvania Transportation Authority, et al. v. Southern Union Company, et al., C.A. No. 6615-CS, was filed in the Delaware Court of Chancery.  The complaint named as defendants the members of the Southern Union Board, Southern Union and ETE.  The plaintiffs alleged that the Southern Union directors breached their fiduciary duties to Southern Union’s stockholders in connection with the Merger, and further claimed that ETE aided and abetted those alleged breaches.  The complaint alleged that the Merger involves an unfair price and an inadequate sales process, that Southern Union’s directors entered into the Merger to benefit themselves personally, including through consulting and noncompete agreements, and that the directors should deem a competing proposal made by The Williams Companies, Inc.  (Williams) to be superior.  The complaint sought compensatory damages, injunctive relief, including an injunction of  the Merger, and an award of attorneys’ and other fees and costs, in addition to other relief.

On June 29 and 30, 2011, putative class action lawsuits captioned KBC Asset Management NV v. Southern Union Company, et al., C.A. No. 6622-CS, and LBBW Asset Management Investment GmbH v. Southern Union Company, et al., C.A. No. 6627-CS, respectively were filed in the Delaware Court of Chancery.  The complaints named as defendants the members of the Southern Union Board, Southern Union, ETE and Merger Sub.  The plaintiffs alleged that the Southern Union directors breached their fiduciary duties to Southern Union’s stockholders in connection with the Merger and that ETE aided and abetted those alleged breaches.  The complaints alleged that the Merger involves an unfair price and an inadequate sales process, that Southern Union’s directors entered into the Merger to benefit themselves personally, including through consulting and noncompete agreements, and that the directors must give full consideration to the Williams proposal.  The complaints sought compensatory damages, injunctive relief, including an injunction of the Merger, and an award of attorneys’ and other fees and costs, in addition to other relief.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 6, 2011, a putative class action lawsuit captioned Memo v. Southern Union Company, et al., C.A. No. 6639-CS, was filed in the Delaware Court of Chancery.  The complaint named as defendants the members of the Southern Union Board, Southern Union ETE and Merger Sub.  The plaintiffs alleged that the Southern Union directors breached their fiduciary duties to Southern Union’s stockholders in connection with the amended Merger agreement and that Southern Union, ETE and Merger Sub aided and abetted those alleged breaches.  The complaint alleged that the Merger involves an unfair price and an inadequate sales process, that Southern Union’s directors entered into the Merger to benefit themselves personally, and that the terms of the amended Merger agreement are preclusive.  The complaint sought injunctive relief, including an injunction of the Merger, and an award of attorneys’ and other fees and costs, in addition to other relief.

On August 25, 2011, a consolidated amended complaint was filed in the Southeastern Pennsylvania Transportation Authority, KBC Asset Management NV, Memo and LBBW Asset Management Investment GmbH actions pending in the Delaware Court of Chancery naming the same defendants as the original complaints in those actions and alleging that the Southern Union directors breached their fiduciary duties to Southern Union’s stockholders in connection with the Merger, that ETE aided and abetted those alleged breaches of fiduciary duty, and that the provisions in Section 5.4 of the Second Amended Merger Agreement relating to Southern Union’s ability to accept a superior proposal is invalid under Delaware law.  The amended complaint alleges that the Merger involves an unfair price and an inadequate sales process, that Southern Union’s directors entered into the Merger to benefit themselves personally, including through consulting and noncompete agreements, and that defendants have failed to disclose all material information related to the Merger to Southern Union stockholders.  The consolidated amended complaint seeks injunctive relief, including an injunction of  the Merger and an award of attorneys’ and other fees and costs, in addition to other relief.

On November 9, 2011, the attorneys for the plaintiffs in the aforementioned Texas and Delaware actions stated that they did not intend to pursue their efforts to enjoin the Merger.  Plaintiffs have indicated that they intend to pursue a claim for damages.  A trial has not yet been scheduled in any of these matters.

On November 28, 2011, a derivative lawsuit captioned W. J. Garrett Trust v. Bill W. Byrne, et al., Cause No. 2011-71702, was filed in the 234th Judicial District Court of Harris County, Texas.  The petition stated that it was filed on behalf of ETP.  ETP was also named as a nominal defendant.  The petition also named as defendants Energy Transfer Partners, GP, L.P. (ETP GP), Energy Transfer Partners, LLC (ETP LLC), ETE and the Boards of Directors of ETP, ETP GP, and ETP LLC (collectively, the ETE Defendants).  The petition also named Southern Union as a defendant.  On January 6, 2012, the plaintiff in the Garrett Trust action filed an amended petition naming the same defendants.  In these petitions, the plaintiff alleges that the ETE Defendants breached their fiduciary and contractual duties in connection with the Citrus Merger and ETP’s divestiture of its propane assets to Amerigas Partners LP (the Amerigas Transaction).  The petition alleges that the Citrus Merger, among other things, involves an unfair price and an unfair process and that the Directors of ETP, ETP GP, and ETP LLC failed to adequately evaluate the transaction.  The petition also alleges that the Directors of ETP, ETP GP, and ETP LLC failed to, among other things, adequately evaluate the Amerigas Transaction.  The amended complaint alleges that these defendants entered into both transactions primarily to assist in ETE’s consummation of its merger with Southern Union and thereby primarily to benefit themselves personally.  The amended petition asserts claims for breaches of fiduciary duty, breaches of contractual duties, and acts of bad faith against each of the individual defendants, ETP GP, and ETP LLC.  The amended complaint asserts claims against ETE and Southern Union for aiding and abetting the breaches of fiduciary duty, breaches of contractual duties, and acts of bad faith, as well as tortious interference with contract.  The amended petition also asserts claims for declaratory judgment and conspiracy against all defendants.  The lawsuit seeks, among other things,  the following relief: (i) a declaration that the lawsuit is properly maintainable as a derivative action; (ii) a declaration that the Citrus Merger and Amerigas Transaction were unlawful and unenforceable because they involved breaches of fiduciary and contractual duties; (iii) a declaration that ETE and Southern Union aided and abetted the alleged breaches of fiduciary and contractual duties; (iv) a declaration that defendants conspired to, aided and abetted, and did breach fiduciary and contractual duties; (v) an order directing the individual defendants, ETP GP, and ETP LLC to exercise their fiduciary duties to obtain a transaction or transactions in the best interest of ETP’s unitholders; (vi) damages; and (vii) attorneys’ and other fees and costs.

The Company has not recorded an accrued liability and believes the allegations of all the foregoing actions related to the Merger with ETE lack merit and intends to contest them vigorously.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation Concerning the Citrus Merger

CrossCountry Energy, LLC (CrossCountry), the Company subsidiary that indirectly owns 50 percent of the capital stock of Citrus and is a Principal under the Citrus Capital Stock Agreement (CSA), filed a complaint in the Delaware Court of Chancery against El Paso Citrus Holdings, Inc., the owner of the other 50 percent of the capital stock of Citrus, and its parent El Paso Corporation (collectively, El Paso), seeking a declaratory judgment that the Citrus Merger does not, as El Paso contends, trigger any provisions of the CSA which would require the Company to provide El Paso a right of first refusal concerning Citrus.  The complaint was filed by CrossCountry following an exchange of letters between El Paso and the Company regarding the terms of the CSA.  Following the filing of the declaratory judgment action, El Paso filed a third-party complaint against the Company, ETE, and ETP alleging, among other things, breach of the CSA.  El Paso is not currently seeking to enjoin the closing of the Citrus Merger, but rather seeks a rescission of the Citrus Merger after it is completed or, alternatively, damages.  Trial is currently set for April 2012.  The Company has not recorded an accrued liability and believes the allegations by El Paso lack merit and intends to contest them vigorously.

Liabilities for Litigation and Other Claims

In addition to the matters discussed above, the Company is involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business.

The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable.  When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made.  As of December 31, 2011 and 2010, the Company recorded litigation and other claim-related accrued liabilities of $28.3 million and $26.9 million, respectively.  Except for the matters discussed above, the Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.

Other Commitments and Contingencies

Retirement of Debt Obligations.  See Note 8 – Debt Obligations – Retirement of Debt Obligations for information related to the Company’s debt maturing in 2012 and Note 6 – Unconsolidated Investments – Contingent Matters Potentially Impacting Southern Union Through the Company’s Investment in Citrus – Retirement of Debt Obligations for information related to the Company’s commitment to potentially make additional sponsor loans to Citrus in the event repayment of certain Citrus debt obligations becomes necessary.

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

The capital replacement and retirement expenditure related to Hurricane Ike, which were substantially completed in 2011, totaled approximately $141 million.  Approximately $141 million, $134 million and $110 million of the capital replacement and retirement expenditures were incurred as of December 31, 2011, 2010 and 2009, respectively.  The Company anticipates reimbursement from OIL for a significant portion of the damages in excess of its $10 million deductible; however, the recoverable amount is subject to pro rata reduction to the extent that the level of total accepted claims from all insureds exceeds the carrier’s $750 million aggregate exposure limit.  OIL announced that it has reached the $750 million aggregate exposure limit and currently calculates its estimated payout amount at 70 percent or less based on estimated claim information it has received.  OIL is currently making interim payouts at the rate of 50 percent of accepted claims.  As of December 31, 2011, OIL has paid a total of $64.7 million for claims submitted to date by the Company with respect to Hurricane Ike.  The final amount of any applicable pro rata reduction cannot be determined until OIL has received and assessed all claims.

Purchase Commitments.  At December 31, 2011, the Company had purchase commitments for natural gas transportation services, storage services and certain quantities of natural gas at a combination of fixed, variable

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and market-based prices that have an aggregate value of approximately $608.6 million.  The Company’s purchase commitments may be extended over several years depending upon when the required quantity is purchased.  The Company has purchased natural gas tariffs in effect for all its utility service areas that provide for recovery of its purchased natural gas costs under defined methodologies and the Company believes that all costs incurred under such commitments will be recovered through its purchased natural gas tariffs.

Missouri Safety Program.  Pursuant to a 1989 MPSC order, Missouri Gas Energy is engaged in its service territories in the Missouri Safety Program.  This program includes replacement of Company and customer-owned natural gas service and yard lines, the movement and resetting of meters, the replacement of cast iron mains and the replacement and cathodic protection of bare steel mains.  In recognition of the significant capital expenditures associated with this safety program, the MPSC initially permitted the deferral and subsequent recovery through rates of depreciation expense, property taxes and associated carrying costs over a 10-year period.  On August 28, 2003, the State of Missouri passed certain statutes that provided Missouri Gas Energy the ability to adjust rates periodically to recover depreciation expense, property taxes and carrying costs associated with the Missouri Safety Program, as well as investments in public improvement projects.  The continuation of the Missouri Safety Program will result in significant levels of future capital expenditures.  The Company incurred capital expenditures of $13.8 million, $13.6 million and $14.4 million in 2011, 2010 and 2009, respectively, related to this program and estimates incurring approximately $94.8 million over the next 10 years, after which all service lines, representing about 33 percent of the annual safety program investment, will have been replaced.

Regulation and Rates. See Note 19 – Regulation and Rates for potential contingent matters associated with the Company’s regulated operations.

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

Future Regulatory Compliance Commitments

SPCC Rules.  In 2008 and 2009, the EPA adopted amendments to the SPCC rules with the stated intention of providing greater clarity, tailoring requirements and streamlining requirements.  On November 10, 2011, the amendments to the SPCC rules went into effect.  The Company modified its programs, assets and operations in its Transportation and Storage and Gathering and Processing segments and is finalizing implementation in accordance with the provisions found in the rule.  Costs associated with these activities have not had a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

The KDHE set certain contingency measures as part of the agency’s ozone maintenance plan for the Kansas City area.  Previously, it was anticipated that these measures would be revised to conform to the requirements of the EPA ozone standard discussed above.  KDHE recently indicated that the Kansas City area will be designated as attainment for the ozone standard in 2012, and will not be pursuing any emissions reductions from PEPL’s operations unless there are changes in the future regarding the status of the Kansas City area.

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

16.  Stockholders’ Equity

Dividends.  The table below presents the amount of cash dividends declared and paid in the respective periods.

Stockholder	Date	Amount	Amount
Record Date	Paid	Per Share	Paid
			(In thousands)

December 30, 2011	January 13, 2012	$0.15	$18,726
September 30, 2011	October 14, 2011	0.15	18,712
June 24, 2011	July 8, 2011	0.15	18,709
March 25, 2011	April 8, 2011	0.15	18,700

December 31, 2010	January 14, 2011	$0.15	$18,690
September 24, 2010	October 8, 2010	0.15	18,674
June 25, 2010	July 9, 2010	0.15	18,672
March 26, 2010	April 9, 2010	0.15	18,665

December 25, 2009	January 8, 2010	$0.15	$18,657
September 25, 2009	October 9, 2009	0.15	18,610
June 26, 2009	July 10, 2009	0.15	18,607
March 27, 2009	April 10, 2009	0.15	18,607

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company maintained its 1992 Plan, under which options to purchase 8,491,540 shares of its common stock were authorized to be granted until July 1, 2002 to officers and key employees.  Options granted under the 1992 Plan were exercisable for ten years from the date of grant or such lesser period as designated for particular options, and became exercisable after a specified period of time from the date of grant in cumulative annual installments.  All awards granted under the Company’s 1992 plan were expired as of December 31, 2011.

For more information on stock-based awards, see Note 14 – Stock-Based Compensation.

17.  Preferred Securities

On October 8, 2003, the Company issued 9,200,000 depositary shares, each representing a 1/10th interest in a share of its Preferred Stock at the public offering price of $25 per share, or $230 million in the aggregate.

On July 30, 2010, the Company redeemed the remaining approximately 460,000 shares of outstanding Preferred Stock at $25 per share, which totaled $115 million.  The Company recognized a $3.3 million non-cash loss adjustment charged to Retained earnings related to the write-off of issuance costs that reduced Net earnings available for common stockholders.

18.  Reportable Segments

The Company’s primary operating segments, which are individually disclosed as its reportable business segments, are: Transportation and Storage, Gathering and Processing, and Distribution.  These operating segments are organized for segment reporting purposes based on the way internal managerial reporting presents the results of the Company’s various businesses to its chief operating decision maker for use in determining the performance of the businesses.

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	income taxes;
•	interest;
•	dividends on preferred stock; and
•	loss on extinguishment of preferred stock.

EBIT may not be comparable to measures used by other companies and should be considered in conjunction with net earnings and other performance measures such as operating income or net cash flows provided by operating activities.

Sales of products or services between segments are billed at regulated rates or at market rates, as applicable.  There were no material intersegment revenues during the years ended December 31, 2011, 2010 and 2009.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables set forth certain selected financial information for the Company’s segments for the periods presented or at the dates indicated.

	Years Ended December 31,
	2011	2010	2009

	(In thousands)
Operating revenues from external customers:
Transportation and Storage	$803,650	$769,450	$749,161
Gathering and Processing	1,179,680	1,008,023	732,251
Distribution	666,650	698,513	692,904
Total segment operating revenues	2,649,980	2,475,986	2,174,316
Corporate and other activities	15,974	13,927	4,702
	$2,665,954	$2,489,913	$2,179,018

Depreciation and amortization:
Transportation and Storage	$128,011	$123,009	$113,648
Gathering and Processing	72,756	70,056	66,690
Distribution	33,445	32,544	31,269
Total segment depreciation and amortization	234,212	225,609	211,607
Corporate and other activities	3,478	3,028	2,220
	$237,690	$228,637	$213,827

Earnings (loss) from unconsolidated investments:
Transportation and Storage	$97,775	$99,991	$75,205
Gathering and Processing	(248)	4,145	4,410
Corporate and other activities	1,408	1,279	1,175
	$98,935	$105,415	$80,790

Other income (expense), net:
Transportation and Storage	$603	$(87)	$1,657
Gathering and Processing	138	362	(84)
Distribution	41	(307)	7,447
Total segment other income (expense), net	782	(32)	9,020
Corporate and other activities	861	344	12,381
	$1,643	$312	$21,401

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2011	2010	2009

	(In thousands)
Segment performance:
Transportation and Storage EBIT	$480,775	$458,273	$411,935
Gathering and Processing EBIT	50,666	41,756	(40,470)
Distribution EBIT	55,364	63,692	67,302
Total segment EBIT	586,805	563,721	438,767
Corporate and other activities	(8,369)	2,621	9,513
Interest expense	219,232	216,665	196,800
Federal and state income taxes	103,780	107,029	71,900
Loss from discontinued operations	-	18,100	-
Net earnings	255,424	224,548	179,580
Preferred stock dividends	-	5,040	8,683
Loss on extinguishment of preferred stock	-	3,295	-
Net earnings available for common stockholders	$255,424	$216,213	$170,897

	December 31,
	2011	2010

	(In thousands)
Total assets:
Transportation and Storage	$5,288,967	$5,224,992
Gathering and Processing	1,742,516	1,700,598
Distribution	1,075,253	1,135,352
Total segment assets	8,106,736	8,060,942
Corporate and other activities	164,123	177,601
Total assets	$8,270,859	$8,238,543

	Years Ended December 31,
	2011	2010	2009

	(In thousands)
Expenditures for long-lived assets:
Transportation and Storage	$101,852	$145,674	$247,097
Gathering and Processing	113,864	95,577	70,221
Distribution	50,780	41,484	46,090
Total segment expenditures for long-lived assets	266,496	282,735	363,408
Corporate and other activities	2,491	4,690	30,141
Total expenditures for long-lived assets (1)	$268,987	$287,425	$393,549

_______________________
(1)
 Related cash impact includes the net reduction in capital accruals totaling $23 million, $9.5 million and $22 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

	Percent of Transportation and			Percent of Consolidated
	Storage Segment Revenues			Company Total Operating Revenues
	Years Ended December 31,			Years Ended December 31,
	2011	2010	2009	2011	2010	2009

BG LNG Services	30%	29%	22%	9%	9%	8%
ProLiance	13	13	13	4	4	4
Other top 10 customers	21	23	26	6	7	9
Remaining customers	36	35	39	10	11	13
Total percentage	100%	100%	100%	29%	31%	34%

	Percent of Gathering and			Percent of Consolidated
	Processing Segment Revenues			Company Total Operating Revenues
	Years Ended December 31,			Years Ended December 31,
	2011	2010	2009	2011	2010	2009

ConocoPhillips Company (1)	62%	54%	7%	27%	22%	2%
Lone Star NGL Product Services, LLC	12	12	12	5	5	4
Other top 10 customers	20	24	48	9	10	17
Remaining customers	6	10	33	3	5	12
Total percentage	100%	100%	100%	44%	42%	35%
_____________
(1)
For the five-year period ending December 31, 2014, SUGS has contracted to sell its entire owned or controlled output of NGL to Conoco Phillips Company (Conoco).  Pricing for the NGL equity volumes sold to Conoco throughout the contract period will be OPIS pricing based at Mont Belvieu, Texas delivery points.  SUGS has an option to extend the sales agreement for an additional five-year period.

19.  Regulation and Rates

Panhandle.  Trunkline LNG commenced construction of an enhancement at its LNG terminal in February 2007.  The key components of the enhancement are an ambient air vaporizer system and NGL recovery units.  On March 11, 2010, Trunkline LNG received approval from FERC to place the infrastructure enhancement construction project in service.  Total construction costs were approximately $440 million plus capitalized interest, which includes additional costs incurred during final commissioning.  The negotiated rate with the project’s customer, BG LNG Services, has been adjusted based on final capital costs pursuant to a contract-based formula.  In addition, Trunkline LNG and BG LNG Services have extended the existing terminal and pipeline services agreements to coincide with the infrastructure enhancement construction project contract, which runs 20 years from the in-service date.

On August 31, 2009, Sea Robin filed with FERC to implement a rate surcharge to recover Hurricane Ike-related costs not otherwise recovered from insurance proceeds or from other third parties.  The surcharge is primarily related to recovery of property, plant and equipment costs.  On September 30, 2009, FERC approved the surcharge to be effective March 1, 2010, subject to refund and the outcome of hearings with FERC to explore issues set forth in certain customer protests, including the costs to be included and the applicability of the surcharge to discounted contracts.  The Administrative Law Judge (ALJ) issued an initial decision on December 13, 2010, approving the surcharge for recovery from all shippers, including discounted and non-discounted

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
shippers, over a recovery period of 21.4 years and including applicable carrying charges.  The Company, as well as other parties, filed briefs for exception on certain aspects of the decision.  On December 15, 2011, FERC issued an order changing the 21.4 year recovery period to a four-year recovery period and held that the commencement of carrying charges should begin the later of August 31, 2009 and the date the associated cost is incurred.  FERC also determined that Sea Robin’s discount agreements with certain shippers permit it to recover the surcharge from those shippers.

In December 2011, Sea Robin reversed all outstanding reserves for refund associated with the surcharge filing, approximately $17.7 million of which had been reserved as of September 30, 2011.  As of December 31, 2011, Sea Robin has incurred approximately $44 million of costs remaining to be recovered via the surcharge, including carrying charges and net of insurance and surcharge recoveries to date.

In October 2011, Trunkline and Sea Robin jointly filed with FERC to transfer all of Trunkline’s offshore facilities, and certain related onshore facilities, by abandonment and sale to Sea Robin to consolidate and streamline the ownership and operation of all regulated offshore assets under one entity and better position the offshore assets competitively.  Several parties have filed interventions and protests of this filing.  The Company is responding to information requests from FERC on this filing.  The transfer is subject to approval by FERC.

In November 2011, FERC commenced an audit of PEPL to evaluate its compliance with the Uniform System of Accounts as prescribed by FERC, annual and quarterly financial reporting to FERC, reservation charge crediting policy and record retention.  The audit is related to the period from January 1, 2010 to present and is estimated to take approximately one year to complete.

On December 15, 2003, the U.S. Department of Transportation issued a final rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the rule defines as HCAs. This rule resulted from the enactment of the Pipeline Safety Improvement Act of 2002. The rule requires operators to identify HCAs along their pipelines and to complete baseline integrity assessments, comprised of in-line inspection (smart pigging), hydrostatic testing or direct assessment, by December 2012. Operators were required to rank the risk of their pipeline segments containing HCAs; assessments are generally conducted on the higher risk segments first.  In addition, some system modifications will be necessary to accommodate the in-line inspections. As of December 31, 2011, Panhandle had completed approximately 93 percent of the baseline risk assessments required to be completed by December 2012. While identification and location of all the HCAs has been completed, it is not practicable to determine with certainty the total scope of required remediation activities prior to completion of the assessments and inspections. The required modifications and inspections are currently estimated to be in the range of approximately $20 million to $30 million per year through 2012.

Missouri Gas Energy.  On July 13, 2011, a joint application was filed by Southern Union, Merger Sub and ETE requesting that the MPSC authorize Southern Union to take certain actions to allow ETE to acquire the equity interests of Southern Union.  The parties filed an amended application on September 15, 2011.  On February 16, 2012, the parties filed with the MPSC a Stipulation among Southern Union, ETE and the MPSC Staff.  Pursuant to the Stipulation, the parties recommend that the MPSC issue an order finding that, subject to the conditions therein, the merger of Merger Sub with and into Southern Union is not detrimental to the public interest and authorizing the undertaking of the Merger and related transactions.  The Office of Public Counsel has indicated that it does not oppose the Stipulation.  Southern Union and ETE have requested that the MPSC consider the Stipulation expeditiously.  For additional related information, see Note 3 – ETE Merger.

On June 10, 2011, Missouri Gas Energy filed an application with the MPSC requesting authority to defer the financial impact of the tornado that struck Joplin, Missouri on May 22, 2011, on the grounds that the tornado constituted a material, extraordinary and non-recurring event with respect to Missouri Gas Energy’s operations.  On January 25, 2012, the MPSC issued its Report and Order in which it granted Missouri Gas Energy’s request to defer as a regulatory asset for consideration of recovery in a future rate proceeding the incremental costs occasioned by the tornado but denied Missouri Gas Energy’s request to defer as a regulatory asset for consideration of recovery in a future rate proceeding the lost fixed cost recovery occasioned by the tornado.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 2, 2009, Missouri Gas Energy made a filing with the MPSC seeking to implement an annual base rate increase of approximately $32.4 million.  On February 10, 2010, the MPSC issued its Report and Order in this case, authorizing a revenue increase of $16.2 million and approving distribution rate structures for Missouri Gas Energy’s residential and small general service customers (which comprised approximately 99 percent of its total customers and approximately 91 percent of its net operating revenues at the time the rates went into effect) that eliminate the impact of weather and conservation for residential and small general service margin revenues and related earnings in Missouri.  The new rates became effective February 28, 2010.  Judicial review of the MPSC’s Report and Order is being sought by the Office of the Public Counsel, with respect to rate structure issues, and by Missouri Gas Energy, with respect to cost of capital issues.  Those judicial review proceedings are expected to be completed in 2012, and the results of such proceedings are not expected to have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.

New England Gas Company.  On September 15, 2008, New England Gas Company made a filing with the MDPU seeking recovery of approximately $4 million, or 50 percent of the amount by which its 2007 earnings fell below a return on equity of 7 percent.  This filing was made pursuant to New England Gas Company’s rate settlement approved by the MDPU in 2007.  On February 2, 2009, the MDPU issued its order denying the Company’s requested earnings sharing adjustments (ESA) in its entirety.  The Company appealed that decision to the Massachusetts Supreme Judicial Court (MSJC).  On November 13, 2009, New England Gas Company made a similar filing with the MDPU, also pursuant to the above-referenced settlement, to recover approximately $1.7 million, representing 50 percent of the amount by which its 2008 earnings deficiency fell below a return on equity of 7 percent.  The MDPU held the 2008 ESA matter in abeyance pending judicial resolution of the issues pertaining to the 2007 ESA.  On February 11, 2011, the MSJC issued an opinion reversing the MDPU’s rejection of New England Gas Company’s 2007 ESA and remanded the matter back to the MDPU to determine the appropriate amount of the 2007 ESA and the method for recovery.  On July 13, 2011, New England Gas Company filed its motion for proceeding on remand requesting that the MDPU (i) find that $4.1 million is the appropriate ESA amount for recovery related to calendar year 2007 and that such amount should be recovered over a 12-month period beginning November 1, 2011; and (ii) investigate New England Gas Company’s request for recovery of an ESA amount of $1.7 million over a twelve-month period beginning November 1, 2012.  On January 27, 2012, the MDPU issued its order approving the 2007 ESA in its entirety and authorizing recovery of approximately $4 million over a twelve-month period beginning February 1, 2012.  The 2008 ESA is awaiting further action by the MDPU.

On May 13, 2011, the independent auditor selected by the MDPU submitted the final audit report pertaining to 2007 cost of service information as ordered by the MDPU in connection with New England Gas Company’s 2008 base rate proceeding.  On December 15, 2011, the MDPU issued its order accepting the audit report and closing the docket with no further action.

20.  Leases

The Company leases certain facilities, equipment and office space under cancelable and non-cancelable operating leases.  The minimum annual rentals under operating leases for the next five years ending December 31 are as follows: 2012—$15.2 million; 2013— $17.3 million; 2014—$15.6 million; 2015— $14.3 million; 2016—$13.4 million; and $59 million in total thereafter.  Rental expense was $20.9 million, $20.1 million and $22.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

21.  Asset Retirement Obligations

The Company’s recorded asset retirement obligations are primarily related to owned natural gas storage wells and offshore lines and platforms.  At the end of the useful life of these underlying assets, the Company is legally or contractually required to abandon in place or remove the asset. An ARO is required to be recorded when a legal obligation to retire an asset exists and such obligation can be reasonably estimated.   Although a number of other onshore assets in the Company’s system are subject to agreements or regulations that give rise to an ARO upon the Company’s discontinued use of these assets, AROs were not recorded because these assets have an indeterminate removal or abandonment date given the expected continued use of the assets with proper maintenance or replacement.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table is a general description of ARO and associated long-lived assets at December 31, 2011.

	In Service
ARO Description	Date	Long-Lived Assets	Amount
			(In thousands)

Retire natural gas storage wells	Various	Natural gas storage wells	$517
Retire offshore platforms and lines	Various	Offshore lines	$3,180
Other	Various	Mainlines, compressors and gathering plants	$4,941

As of December 31, 2011, the Company had no legally restricted funds for the purpose of settling AROs.

The following table is a reconciliation of the carrying amount of the ARO liability for the periods presented.  Changes in assumptions regarding the timing, amount, and probabilities associated with the expected cash flows, as well as the difference in actual versus estimated costs, will result in a change in the amount of the liability recognized.

	Years Ended December 31,
	2011	2010	2009

	(In thousands)

Beginning balance	$61,280	$61,667	$51,641
Incurred	1,162	29,872	10,770
Revisions	(412)	(11,395)	(3,246)
Settled	(16,836)	(19,858)	(1,557)
Accretion expense	384	994	4,059
Ending balance	$45,578	$61,280	$61,667

In 2010, additional AROs of $28.6 million were established primarily for  the Company’s offshore assets.  During 2010, the Company largely completed its assessment and repairs of the property damaged by Hurricane Ike in 2008, which resulted in accelerated abandonments of such property, and determined that the estimated third party abandonment costs for all of its offshore property needed to be increased.  Also in 2010, the Company recorded an $11.4 million downward revision to its prior ARO liability estimates, primarily for the costs of abandoning certain other specific offshore properties as a result of favorable weather conditions, changes in equipment used, and some changes in scope of the respective projects, which were primarily related to abandonments required as a results of permanent damage from Hurricane Ike.  The ARO liability associated with Hurricane Ike was further reduced by settlements of $19.7 million.  Such revisions and settlements were primarily associated with AROs of $8.3 million and $33.8 million recorded in 2009 and 2008, respectively, associated with damage caused by Hurricane Ike.  During 2011, the Company recorded settlements of approximately $16.6 million, primarily associated with the abandonment of certain offshore properties damaged by Hurricane Ike.  See Note 15 – Commitments and Contingencies – Other Commitments and Contingencies – 2008 Hurricane Damage for additional related information.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.  Other Income and Expense Items

Other, net income for the year ended December 31, 2009 totaling $21.4 million consists primarily of $20.3 million of settlements with insurance companies related to certain environmental matters and collection of a $1.9 million settlement amount awarded to the Company related to the Southwest Gas litigation action filed by the Company in 2002 against former Arizona Corporation Commissioner James Irvin.  These contingent gains were recognized in 2009 when the related settlement awards were received.

23.  Discontinued Operations

In October 2004, New England Gas Company discovered that one of its facilities, formerly associated with discontinued operations sold in 2006, had been broken into and that mercury had been released both inside a building and in the immediate vicinity, including a parking lot in a neighborhood several blocks away. Mercury from the parking lot was apparently tracked into nearby apartment units, as well as other buildings. Cleanup was completed at the property and nearby apartment units. The vandals who broke into the facility were arrested and convicted. In October 2007, the U.S. Attorney in Rhode Island filed a three-count indictment against the Company in the U.S. District Court for the District of Rhode Island (District Court) alleging violation of permitting requirements under the federal RCRA and notification requirements under the federal Emergency Planning and Community Right to Know Act (EPCRA) relating to the 2004 incident. Trial commenced on September 22, 2008, and on October 15, 2008, the jury acquitted Southern Union on the EPCRA count and one of the two RCRA counts and found the Company guilty on the other RCRA count. On October 2, 2009, the District Court imposed a fine of $6 million and a payment of $12 million in community service. The payment of the fine and community service amounts were stayed while the Company pursued an appeal.

On December 22, 2010, a United States Court of Appeals for the First Circuit (First Circuit) panel affirmed the conviction and the sentence. On February 17, 2011, the First Circuit denied the Company’s petition for en banc rehearing.  With regard to the sentence, the First Circuit panel ruled that although the jury’s verdict was necessarily limited to a single day’s violation of RCRA (carrying a maximum fine of $50,000), the trial judge was nevertheless authorized for sentencing purposes independently to find the number of days the Company purportedly violated RCRA.  In its decision, the Panel noted that the sentencing issue as applied to criminal fines was a novel one in the First Circuit and that, if the First Circuit panel's application of judicial precedents is incorrect, it would not be harmless error to the Company and the case must be remanded to the District Court for resentencing.

The Company thereafter filed a petition for a writ of certiorari review of the sentence by the United States Supreme Court (Supreme Court) in which the Company argued that the sentence, which went beyond the fine authorized by the jury’s verdict, violated the Company’s jury trial rights under the Fifth and Sixth Amendments, and was contrary to Supreme Court precedent.  The Supreme Court granted the Company’s petition, and briefing of the Company’s appeal is now in process.  The Supreme Court will hear oral argument on the Company’s appeal on March 19, 2012.

In light of the First Circuit's decisions, the Company recorded a charge to earnings of approximately $18.1 million in 2010 and reported such charge as Loss from discontinued operations in the Consolidated Statement of Operations. The earnings charge is nondeductible for federal and state income tax purposes.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
24.  Quarterly Operations (Unaudited)

The following table presents the operating results for each quarter of the year ended December 31, 2011.

	Quarters Ended
	March 31	June 30	September 30	December 31

	(In thousands, except per share amounts)

Operating revenues	$746,822	$631,607	$617,211	$670,314
Operating income	108,032	115,022	110,526	144,278
Net earnings	60,662	59,773	58,032	76,957
Net earnings available for common
stockholders	60,662	59,773	58,032	76,957
Basic earnings per share:	$0.49	$0.48	$0.47	$0.62
Dilutive earnings per share:	$0.48	$0.47	$0.46	$0.61

The following table presents the operating results for each quarter of the year ended December 31, 2010.

	Quarters Ended
	March 31	June 30	September 30	December 31

	(In thousands, except per share amounts)

Operating revenues	$758,994	$573,096	$487,527	$670,296
Operating income	119,278	131,744	76,407	133,186
Net earnings from continuing operations	56,460	74,889	37,331	73,968
Loss from discontinued operations	-	-	-	(18,100)
Net earnings available for common
stockholders	54,289	69,424	36,632	55,868
Basic earnings per share:
Continuing operations	$0.44	$0.56	$0.29	$0.59
Available for common stockholders	$0.43	$0.55	$0.29	$0.45
Dilutive earnings per share:
Continuing operations	$0.44	$0.56	$0.29	$0.59
Available for common stockholders	$0.43	$0.55	$0.29	$0.45

The sum of EPS by quarter in the above tables may not equal the net earnings per common and common share equivalents for the applicable year due to variations in the weighted average common and common share equivalents outstanding used in computing such amounts.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
of Southern Union Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of operations, of stockholder's equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Southern Union Company and its subsidiaries (the "Company") at December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 24, 2012

Citrus Corp. and Subsidiaries
Consolidated Financial Statements
Years ended December 31, 2011, 2010 and 2009
with Report of Independent Registered Public Accounting Firm

CITRUS CORP. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-64

Audited Consolidated Financial Statements
Consolidated Balance Sheets	F-65
Consolidated Statements of Income	F-66
Consolidated Statements of Stockholders' Equity	F-67
Consolidated Statements of Cash Flows	F-68
Notes to Consolidated Financial Statements	F-69 - F-89

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Citrus Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Citrus Corp. and subsidiaries (the "Company") at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 24, 2012

CITRUS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010

	(In thousands)
ASSETS

Current assets
Cash and cash equivalents	$22,746	$39,018
Accounts receivable, billed and unbilled,
less allowances of $17 and $17, respectively	64,421	49,985
Income tax asset (Note 10)	84,889	-
Deferred tax asset (Note 10)	58,056	-
Materials and supplies	19,278	14,737
Other	11,140	3,368
Total current assets	260,530	107,108

Property, plant and equipment (Note 11)
Plant in service	7,510,640	4,854,917
Construction work in progress	48,447	2,217,174
	7,559,087	7,072,091
Less accumulated depreciation and amortization	1,799,172	1,667,360
Net property, plant and equipment	5,759,915	5,404,731

Other assets
Unamortized debt expense	16,249	19,070
Regulatory assets (Note 12)	32,729	21,725
Other	5,737	8,057
Total other assets	54,715	48,852

Total assets	$6,075,160	$5,560,691

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current portion of long-term debt - notes	$271,480	$21,500
Current portion of long-term debt - revolvers	415,000	-
Accounts payable - trade and other	38,915	31,703
Accounts payable - affiliates	11,219	11,260
Accrued interest	45,410	45,637
Capital accruals	28,354	133,002
Provision for rate refunds (Note 4)	-	30,837
Other	37,127	43,013
Total current liabilities	847,505	316,952

Deferred credits
Accumulated deferred income taxes, net (Note 10)	1,152,727	895,279
Regulatory liabilities (Note 13)	12,822	9,363
Other (Note 13)	17,872	16,558
Total deferred credits	1,183,421	921,200

Long-term debt (Note 8)	2,052,413	2,591,150
Stockholder promissory notes (Note 8)	74,000	-
Commitments and contingencies (Note 14)

Stockholders' Equity
Common stock, $1 par value; 1,000 shares authorized, issued and outstanding	1	1
Additional paid-in capital	834,271	834,271
Accumulated other comprehensive loss	(4,428)	(5,480)
Retained earnings	1,087,977	902,597
Total stockholders' equity	1,917,821	1,731,389

Total liabilities and stockholders' equity	$6,075,160	$5,560,691

The accompanying notes are an integral part of these consolidated financial statements.

CITRUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2011	2010	2009

		(In thousands)

Operating revenues
Transportation of natural gas (Note 4)	$693,626	$517,158	$508,416

Total operating revenues	693,626	517,158	508,416

Operating expenses
Operations and maintenance	79,864	64,655	53,714
Operations and maintenance - affiliates (Note 5)	45,004	39,495	37,671
Depreciation and amortization	139,083	107,270	110,384
Taxes, other than on income	37,968	35,949	34,750

Total operating expenses	301,919	247,369	236,519

Operating income	391,707	269,789	271,897

Other income (expense)
Interest expense and related charges, net	(156,213)	(116,417)	(118,806)
Other, net	60,744	139,920	55,021

Total other income (expense), net	(95,469)	23,503	(63,785)

Income before income taxes	296,238	293,292	208,112

Income taxes (Note 10)	110,858	112,365	78,429
Net income	$185,380	$180,927	$129,683

The accompanying notes are an integral part of these consolidated financial statements.

CITRUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31,
	2011	2010	2009

		(In thousands)

Common stock
Balance, beginning and end of period	$1	$1	$1

Additional paid-in capital
Balance, beginning of period	834,271	634,271	634,271
Equity contributions (Note 5)	-	200,000	-
Balance, end of period	834,271	834,271	634,271

Accumulated other comprehensive loss
Balance, beginning of period	(5,480)	(8,248)	(5,246)
Net change in other comprehensive income
(loss) (Note 7)	1,052	2,768	(3,002)
Balance, end of period	(4,428)	(5,480)	(8,248)

Retained earnings
Balance, beginning of period	902,597	721,670	591,987
Net income	185,380	180,927	129,683
Balance, end of period	1,087,977	902,597	721,670

Total stockholders' equity	$1,917,821	$1,731,389	$1,347,694

The accompanying notes are an integral part of these consolidated financial statements.

CITRUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009

		(In thousands)
Cash flows provided by (used in) operating activities
Net income	$185,380	$180,927	$129,683
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	139,083	107,270	110,384
Deferred income taxes	196,738	60,602	36,216
Allowance for equity funds used during construction	(37,278)	(86,153)	(37,060)
Allowance for equity funds used during construction - tax gross up	(23,054)	(53,268)	(22,990)
Other	5,438	4,939	5,862
Changes in operating assets and liabilities:
Accounts receivable	(14,436)	(8,983)	(694)
Accounts payable	7,171	(2,273)	2,992
Accrued provision for rate refunds	(30,837)	30,837	-
Accrued interest	(226)	16,257	8,462
Accrued current taxes	(97,649)	1,104	14,150
Other current assets and liabilities	(4,349)	(4,238)	(1,301)
Other long-term assets and liabilities	(4,276)	(6,512)	3,938
Net cash flows provided by operating activities	321,705	240,509	249,642

Cash flows provided by (used in) investing activities
Capital expenditures	(575,255)	(1,545,526)	(455,064)
Allowance for equity funds used during construction	37,278	86,153	37,060
Net cash flows used in investing activities	(537,977)	(1,459,373)	(418,004)

Cash flows provided by (used in) financing activities
Issuance of long-term debt	-	850,000	600,000
Issuance costs of debt	-	(6,988)	(5,964)
Premium for redemption of debt	-	(6,519)	-
Equity contribution	-	200,000	-
Repayment of long-term debt obligations	(21,500)	(346,500)	(51,500)
Net change in revolving credit facilities	147,500	262,292	(79,375)
Interest rate hedge - settlement	-	-	(9,234)
Stockholder promissory notes
Borrowings	144,000	-	-
Payments	(70,000)	-	-
Net cash flows provided by financing activities	200,000	952,285	453,927

Change in cash and cash equivalents	(16,272)	(266,579)	285,565

Cash and cash equivalents at beginning of period	39,018	305,597	20,032

Cash and cash equivalents at end of period	$22,746	$39,018	$305,597

Cash paid for interest, net of amounts capitalized	$168,363	$145,473	$118,569
Cash paid for income taxes, net of refunds	$3,505	$52,955	$36,311

The accompanying notes are an integral part of these consolidated financial statements.

CITRUS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Corporate Structure

Citrus Corp. (Citrus), a holding company formed in 1986, owns 100 percent of the membership interest in Florida Gas Transmission Company, LLC (Florida Gas), and 100 percent of the stock of Citrus Energy Services, Inc. (CESI) (collectively, the Company).  At December 31, 2011, the stock of Citrus was owned 50 percent by El Paso Citrus Holdings, Inc. (EPCH), a wholly-owned subsidiary of El Paso Corporation (El Paso), and 50 percent by CrossCountry Citrus, LLC (CCC), a wholly-owned subsidiary of CrossCountry Energy, LLC (CrossCountry) an indirect subsidiary of Southern Union Company (Southern Union).

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

See Note 3 – Proposed Transfer of Southern Union’s Equity Interest in Citrus and Related Litigation for information related to Southern Union’s intent to merge with Energy Transfer Equity, L.P. (ETE).

The Company evaluated subsequent events through February 24, 2012, the date on which these financial statements were issued.

2.  Summary of Significant Accounting Policies and Other Matters

Basis of Presentation.  The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

Principles of Consolidation. The consolidated financial statements include the accounts of Citrus and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Regulatory Accounting.  The Company is subject to regulation by certain state and federal authorities.  The Company’s accounting policies conform to authoritative guidance that is in accordance with the accounting requirements and ratemaking practices of the regulatory authorities.  These accounting policies allow the Company to defer expenses and revenues on the balance sheet as regulatory assets and liabilities when it is probable that those expenses and revenues will be allowed in the ratemaking process in a period different from the period in which they would have been reflected in the Consolidated Statement of Income by an unregulated company.  These deferred assets and liabilities then flow through the results of operations in the period in which the same amounts are included in rates and recovered from or refunded to customers.  Certain allowable regulatory deferrals of phase-in costs are prohibited under GAAP.  As a consequence, certain phase-in costs of Florida Gas’ Phase III expansion are not deferred for GAAP-basis reporting but are deferred for future recovery for ratemaking purposes.

Management’s assessment of the probability of recovery or pass through of regulatory assets and liabilities requires judgment and interpretation of laws and regulatory commission orders.  If, for any reason, the Company ceases to meet the criteria for application of regulatory accounting treatment for all or part of its operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the Consolidated Balance Sheet and included in the Consolidated Statement of Income for the period in which the discontinuance of regulatory accounting treatment occurs. See Note 12 – Regulatory Assets and Note 13 – Deferred Credits.

CITRUS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment.

Additions.  Ongoing additions of property, plant and equipment are stated at cost.  Florida Gas capitalizes all construction-related direct labor and material costs, as well as indirect construction costs.  Such indirect construction costs primarily include labor and related costs of departments associated with supporting construction activities, which are largely based upon results of periodic time studies or management reviews of time allocations, which provide an estimate of time spent supporting construction projects.  The cost of replacements and betterments that extend the useful life of property, plant and equipment is also capitalized.  The cost of repairs and replacements of minor property, plant and equipment items is charged to expense as incurred.

Retirements. When ordinary retirements of property, plant and equipment occur, the original cost less salvage value is removed by a charge to accumulated depreciation and amortization, with no gain or loss recorded.  When entire regulated operating units of property, plant and equipment are retired or sold, the original cost less salvage value and related accumulated depreciation and amortization accounts are removed, with any resulting gain or loss recorded in earnings.

Depreciation.  The Company amortized that portion of its investment in Florida Gas property which is in excess of historical cost (acquisition adjustment) on a straight-line basis at an annual composite rate of 1.6 percent based upon the estimated useful life of the pipeline system.

Florida Gas computed depreciation expense using the straight-line method at an annual composite rate of 2.21 percent, 2.57 percent and 2.78 percent for the years ended December 31, 2011, 2010 and 2009, respectively.  The depreciation rates decreased effective April 1, 2010 based on the settlement of Florida Gas’ rate case; see Note 4 – Regulatory Matters for additional information.

Allowance for Funds Used During Construction (AFUDC).  The recognition of AFUDC is a utility accounting practice with calculations under guidelines prescribed by the FERC and capitalized as part of the cost of utility plant.  It represents the cost of capital invested in construction work-in-progress.  AFUDC has been segregated into two component parts – borrowed funds and equity funds.  The allowance for borrowed funds, which is included in the accompanying Statements of Income as a reduction in Interest expense, totaled $18.1 million, $50.5 million and $13.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. The allowance for equity funds used during construction, including related amounts to gross up equity AFUDC to a before tax basis, totaled $60.3 million, $139.4 million and $60.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.  AFUDC equity funds are included in Other income in the accompanying Statements of Income.

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

Accounts Receivable and Allowance for Doubtful Accounts.  The Company manages trade credit risks to minimize exposure to uncollectible trade receivables.  Prospective and existing customers are reviewed for creditworthiness based upon pre-established standards.  Customers that do not meet minimum standards are required to provide additional credit support.  The Company considers many factors including historical customer collection experience, general and specific economic trends and known specific issues related to individual customers, sectors, and transactions that might impact collectability.  Increases in the allowance are recorded as a component of operating expenses.  Reductions in the allowance are recorded when receivables are written off or subsequently collected.  Past due receivable balances are written-off when the Company’s efforts have been unsuccessful in collecting the amount due.  Unrecovered accounts receivable charged against the allowance for doubtful accounts were nil for each of the years ended December 31, 2011, 2010 and 2009, respectively.

CITRUS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the relative contribution to the Company’s total operating revenue of each customer that comprised at least ten percent of its operating revenues for the periods presented. Revenues from individual third party and affiliate customers exceeding 10 percent of total revenues were approximately 59 percent, 53 percent and 54 percent of total revenue for the years ended December 31, 2011, 2010 and 2009, respectively.

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

NextEra Energy, Inc. (1)	$320,312	$209,385	$199,217
TECO Energy	88,343	79,228	73,430

The Company had the following transportation receivables from these customers at the dates indicated:

	December 31,
	2011	2010
	(In thousands)

NextEra Energy, Inc. (1)	$29,060	$16,881
TECO Energy	7,070	5,969

    (1) Formerly referred to as Florida Power & Light Company

The Company has a concentration of customers in the electric and natural gas utility industries.  These concentrations of customers may impact the Company's overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic or other conditions.  Credit losses incurred on receivables in these industries compare favorably to losses experienced in the Company's receivable portfolio as a whole.  The Company also has a concentration of customers located in the southeastern United States, primarily within the state of Florida.  Receivables are generally not collateralized. From time to time, specifically identified customers having perceived credit risk are required to provide prepayments, deposits, or other forms of security to the Company.  Florida Gas sought additional assurances from customers due to credit concerns, and had customer deposits totaling $1.5 million and $1.5 million, and prepayments of $49,000 and $62,000 at December 31, 2011 and 2010, respectively.  The Company's management believes that the portfolio of Florida Gas’ receivables, which includes regulated electric utilities, regulated local distribution companies, and municipalities, is of minimal credit risk.

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

Fuel Tracker.  The fuel tracker is the cumulative balance owed to Florida Gas by its customers or owed by Florida Gas to its customers for gas used in the operation of its system, including costs incurred in the operation of electric compression and gas lost from the system or otherwise unaccounted for.  The customers, pursuant to Florida Gas’ tariff and related contracts, provide fuel to Florida Gas based on specified percentages of the customers’ natural gas volumes delivered into the pipeline.  The percentages are designed to match the actual fuel consumed in moving the natural gas through Florida Gas’ facilities, with any difference between the volumes provided versus fuel consumed reflected in the fuel tracker.  A regulatory liability is recorded in the accompanying Consolidated Balance Sheets for net volumes of natural gas owed to customers collectively.  Whenever fuel is due from customers from prior under recovery based on contractual and specific tariff provisions a regulatory asset is recorded.  Natural gas owed from or to customers is valued at market and a surcharge is invoiced to recover or refund the previous under or over collections.  Changes in the balances have no effect on the net income of Florida Gas.

CITRUS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unamortized Debt Premium, Discount and Expense.  The Company amortizes premiums, discounts and expenses incurred in connection with the issuance of long-term debt consistent with the terms of the respective debt instrument.

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

See Note 14 – Commitments and Contingencies.

Revenues.  Revenues from transportation of natural gas are based on capacity reservation charges and commodity usage charges.   Reservation revenues are based on contracted rates and capacity reserved by the customers and are recognized monthly.  Revenues from commodity usage charges are also recognized monthly, based on the volumes of natural gas delivered.

Because Florida Gas is subject to FERC regulations, revenues collected during the pendency of a rate proceeding may be required by the FERC to be refunded in the final order.  Florida Gas establishes reserves for such potential refunds, as appropriate.  There was nil and $30.8 million for potential rate refunds at December 31, 2011 and 2010, respectively.  See Note 4 – Regulatory Matters.

Accumulated Other Comprehensive Loss. The main components of comprehensive income (loss) that relate to the Company are net earnings and unrealized gain (loss) on hedging activities.  For more information, see Note 7 – Comprehensive Income.

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

See Note 9 – Benefits – Postretirement Benefit Plans – Plan Assets for additional information regarding the assets of the Company measured on a non-recurring basis.

Derivatives and Hedging Activities.  All derivatives are recognized on the Consolidated Balance Sheets at their fair value.  On the date the derivative contract is entered into, the Company designates the derivative as (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (a fair value hedge); (ii) a hedge of a forecasted transaction or the variability of cash flows to be received or paid in conjunction with a recognized asset or liability (a cash flow hedge); or (iii) an instrument that is held for trading or non-hedging purposes (a trading or economic hedging instrument).  For derivatives treated as a fair value hedge, the effective portion of changes in fair value is recorded as an adjustment to the hedged item.  The ineffective portion of a fair value hedge is recognized in earnings if the short cut method of assessing effectiveness is not used.  Upon termination of a fair value hedge of a debt instrument, the resulting gain or loss is amortized to earnings through the maturity date of the debt instrument.  For derivatives treated as a cash flow hedge, the effective portion of changes in fair value is recorded in Accumulated other comprehensive loss until the related hedged items impact earnings.  Any ineffective portion of a cash flow hedge is reported in current-period earnings.  Upon termination of a cash flow hedge, the resulting gain or loss is amortized to earnings through the maturity date of the hedged forecasted transactions.  For derivatives treated as trading or economic hedging instruments, changes in fair value are reported in current-period earnings. Fair value is determined based upon quoted market prices and pricing models using assumptions that market participants would use.  As of December 31, 2011 and 2010, the Company does not have any hedges in place; it is only amortizing previously terminated cash flow hedges.

Asset Retirement Obligations (AROs).  Legal obligations associated with the retirement of long-lived assets are recorded at fair value at the time the obligations are incurred, if a reasonable estimate of fair value can be made.  Present value techniques are used which reflect assumptions such as removal and remediation costs, inflation, and profit margins that third parties would demand to settle the amount of the future obligation.  The Company did not include a market risk premium for unforeseeable circumstances in its fair value estimates because such a premium could not be reliably estimated.  Upon initial recognition of the liability, costs are capitalized as part of the long-lived asset and allocated to expense over the useful life of the related asset.  The liability is accreted to its present value each period with accretion being recorded to operating expense with a corresponding increase in the carrying amount of the liability.  To the extent the Company is permitted to collect and has reflected in its financials amounts previously collected from customers and expensed, such amounts serve to reduce what would be reflected as capitalized costs at the initial establishment of an ARO.  The Company records ARO accretion and amortization expenses (in excess of current recoveries) as a regulatory asset based on the probability of recovery in rates in future rate cases.

For more information, see Note 6 – Asset Retirement Obligations.

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

CITRUS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The determination of the Company’s provision for income taxes requires significant judgment, use of estimates, and the interpretation and application of complex tax laws.  Significant judgment is required in assessing the timing and amounts of deductible and taxable items.  Reserves are established when, despite management’s belief that the Company’s tax return positions are fully supportable, management believes that certain positions may be successfully challenged.  When facts and circumstances change, these reserves are adjusted through the provision for income taxes.  See Note 10 – Taxes on Income.

Retirement Plans.  Employers are required to recognize in their balance sheets the overfunded or underfunded status of defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the accumulated postretirement benefit obligation. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability.  Employers must recognize the change in the funded status of the plan in the year in which the change occurs through Accumulated other comprehensive loss in stockholders’ equity.

The Company recognized net periodic benefit expense to the extent of amounts recorded in rates with any difference recorded as a regulatory asset or liability.  Unrecognized prior service costs (benefits) and gains and/or losses are not recorded as a change to Accumulated other comprehensive loss, but rather as a regulatory asset or regulatory liability, reflecting amounts due from or to customers, respectively.  See Note 9 – Benefits for additional related information.

New Accounting Principles

Accounting Principles Not Yet Adopted. In December 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance that enhances current disclosures about offsetting asset and liabilities.  The guidance requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  The guidance is effective for annual and interim reporting periods beginning on or after January 1, 2013.  The Company does not expect the guidance to materially impact its consolidated financial statements.

In June 2011, the FASB issued authoritative guidance that changes how a company may present comprehensive income. The guidance allows entities to elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements and eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.   The entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented.  The guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter, with early adoption permitted.  In December 2011, the FASB issued authoritative guidance that defers the presentation requirements for reclassification adjustments to allow the FASB time to redeliberate these requirements.  The Company does not expect the guidance to materially impact its consolidated financial statements as the guidance only requires a change in the placement of previously disclosed information.

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

CITRUS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Proposed Transfer of Southern Union’s Equity Interest in Citrus and Related Litigation

On July 19, 2011, Southern Union entered into a Second Amended and Restated Agreement and Plan of Merger with ETE and Sigma Acquisition Corporation, a wholly-owned subsidiary of ETE (Merger Sub) (as amended by Amendment No. 1 thereto dated as of September 14, 2011, the Second Amended Merger Agreement). The Second Amended Merger Agreement modifies certain terms of the Agreement and Plan of Merger entered into by Southern Union, ETE and Merger Sub on June 15, 2011 as amended on July 4, 2011.  The Second Amended Merger Agreement provides for the merger of Merger Sub with and into Southern Union (Merger), with Southern Union continuing as the surviving corporation in the Merger. As a result of the Merger, Southern Union will become a wholly-owned subsidiary of ETE.

In addition, ETE and Energy Transfer Partners, L.P., a wholly-owned subsidiary of ETE (ETP), are parties to an Amended and Restated Agreement and Plan of Merger dated as of July 19, 2011 (as amended by Amendment No. 1 thereto dated as of September 14, 2011) (Citrus Merger Agreement). The Citrus Merger Agreement provides that Southern Union, CrossCountry, PEPL Holdings, LLC, a wholly-owned subsidiary of CCE Acquisition, LLC, which is a wholly-owned subsidiary of Southern Union, and Citrus ETP Acquisition, L.L.C. (Citrus ETP), a wholly-owned subsidiary of ETP, will become parties by joinder at a time immediately prior to the closing of the Merger. Upon becoming a party to the Citrus Merger Agreement, Southern Union will assume the obligations and rights of ETE. Under the Citrus Merger Agreement, CrossCountry will be merged with and into Citrus ETP with CrossCountry surviving as a wholly-owned subsidiary of ETP (Citrus Merger).

The Merger received stockholder approval on December 9, 2011.  On February 16, 2012, the parties filed with the Missouri Public Service Commission (MPSC) a Non-Unanimous Stipulation and Agreement (the Stipulation) among Southern Union, ETE and the MPSC Staff.  Pursuant to the Stipulation, the parties recommend that the MPSC issue an order finding that, subject to the conditions therein, the merger of Merger Sub with and into Southern Union is not detrimental to the public interest and authorizing the undertaking of the Merger and related transactions.  The Office of Public Counsel has indicated that it does not oppose the Stipulation.  Southern Union and ETE have requested that the MPSC consider the Stipulation expeditiously.  The Merger is expected to close in the first quarter of 2012, subject to receipt of MPSC approval and satisfaction of other closing conditions.

CrossCountry, a Principal under the Citrus Corp. Capital Stock Agreement (CSA), filed a complaint in the Delaware Court of Chancery against EPCH and its parent El Paso seeking a declaratory judgment that the Citrus Merger does not, as El Paso contends, trigger any provisions of the CSA which would require Southern Union to provide El Paso a right of first refusal concerning Citrus.  The complaint was filed by CrossCountry following an exchange of letters between El Paso and Southern Union regarding the terms of the CSA.  Following the filing of the declaratory judgment action, El Paso filed a third-party complaint against Southern Union, ETE, and ETP alleging, among other things, breach of the CSA.  El Paso is not currently seeking to enjoin the closing of the Citrus Merger, but rather seeks a rescission of the Citrus Merger after it is completed or, alternatively, damages.  Trial is currently set for April 2012.

As described in the preceding paragraph, El Paso and CrossCountry are parties to a litigation regarding the effect of certain planned transactions on their respective ownership interests in the Company. Recently, management of the Company determined not to provide the Company's independent auditors with updated written management representations regarding the Company’s previously issued financial statements in connection with the independent auditor's response to a request to consent to the incorporation by reference of its audit report on those previously issued financial statements in a registration statement filing of a third party. Although a management representation letter has been provided in connection with this issuance of the Company's accompanying financial statements, if management were to determine not to provide updating written management representations in connection with a future issuance of the independent auditor’s consent or a request to consent to the incorporation by reference of the independent auditor's audit report on the Company’s financial statements into a filing of the Company or its owners, such determination would limit the Company’s ability to comply with its reporting requirements, if any, or undertake certain transactions and could, under certain circumstances, limit the ability of an owner of the Company to comply with its reporting requirements or undertake certain transactions.

4.   Regulatory Matters

On March 24, 2011, FERC authorized the Phase VIII Expansion project to go in service.  Florida Gas placed the project in service on April 1, 2011, with total project costs of approximately $2.5 billion, including capitalized equity and debt costs.  To date, Florida Gas has entered into long-term firm transportation service agreements with shippers for 25-year terms accounting for approximately 74 percent of the available expansion capacity.

On September 3, 2010, Florida Gas filed a settlement with FERC in full resolution of all issues set for hearing in its rate proceeding.  The Administrative Law Judge certified the settlement on December 21, 2010.  The settlement was approved by FERC on February 24, 2011 and became effective on April 1, 2011.  The settlement results in an increase in certain of Florida Gas’ rate schedules and a decrease in other rate schedules as compared to rates in effect prior to April 1, 2010, with a portion of such decrease not effective until October 1, 2010.  On May 27, 2011, Florida Gas refunded $43.9 million to its customers for excess payments collected for service through March 31, 2011, including interest of $0.8 million.

CITRUS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Affiliate Transactions

The following table provides a summary of affiliate transactions for the periods presented.

	Twelve months ended December 31,
	2011	2010	2009
	(In thousands)
Operation and maintenance:
Transporation service charges (1)	$8,449	$8,164	$7,092
Corporate service charges (2)	11,667	8,919	7,493
Operational and administrative service charges (3)	24,888	22,412	23,086

    (1) Represents transportation services purchased from Southern Natural Gas Company (Southern), a subsidiary of El Paso, in connection with its Phase III Expansion completed in early 1995.  Florida Gas is currently contracted for firm capacity of 100,000 Mcf/d on Southern’s system through August
    31, 2013.
(2) Primarily includes corporate service charges from Southern Union.
(3) Primarily includes activities for operational and administrative services performed by Panhandle Eastern Pipe Line Company, LP, an indirect wholly-owned subsidiary of Southern Union, and its subsidiaries on behalf of the Company.

At December 31, 2011 and 2010, the Company had current net accounts payable to affiliated companies of $11.2 million and $11.3 million, respectively, relating to these services.

The Company did not pay cash dividends to its stockholders during the years ended December 31, 2011, 2010 and 2009 primarily due to the ongoing Phase VIII Expansion capital requirements.  The Company received sponsor capital contributions from its stockholders of $200 million during the year ended December 31, 2010.  In 2011, the Company received sponsor contributions of $74 million from its stockholders in the form of loans, net of repayments.  See Note 8 – Debt Obligations for additional information regarding the loans.

6.  Asset Retirement Obligations

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

The following table is a general description of AROs and associated long-lived assets at December 31, 2011.

	In Service
ARO Description	Date	Long-Lived Assets	Amount
			(In thousands)

Retire lateral lines	Various	Offshore lateral lines	$802
Remove asbestos	Various	Mainlines and compressors	$489

CITRUS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011, the Company has $260,000 in legally restricted funds reflected in Other assets on the Consolidated Balance Sheet for the purpose of settling AROs.  The Company also has AROs totaling $290,000 reflected in Other current liabilities on the Consolidated Balance Sheets that are expected to be settled in 2012.

The following table is a reconciliation of the carrying amount of the ARO liability for the periods presented.  Changes in assumptions regarding the timing, amount, and probabilities associated with the expected cash flows, as well as the difference in actual versus estimated costs, will result in a change in the amount of the liability recognized.

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Beginning balance	$3,003	$2,585	$1,819
Incurred	-	283	2,064
Revisions	(434)	-	-
Settled	(41)	(40)	(1,450)
Accretion expense	189	175	152
Ending balance	$2,717	$3,003	$2,585

7.  Comprehensive Income (Loss)

Deferred gains and losses in connection with the termination of the following derivative instruments which were previously accounted for as cash flow hedges form part of other comprehensive income.  Such amounts are being amortized over the terms of the hedged debt. As of December 31, 2011, approximately $0.5 million of net after-tax losses in Accumulated other comprehensive loss related to these interest rate hedges is expected to be amortized into Interest expense during the next twelve months.

The table below provides a summary of Comprehensive income (loss) for the periods presented.

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Net Income	$185,380	$180,927	$129,683
Reclassification of realized loss on interest rate hedge of 7.625% $325 million note due 2010 into net income	-	1,186	1,872
Reclassification of realized loss on interest rate hedge of 7.000% $250 million note due 2012 into net income	1,228	1,228	1,228
Reclassification of realized gain on interest rate hedge of 9.190% $150 million note due 2024 into net income	(462)	(462)	(462)
Reclassification of realized loss on interest rate hedge of 9.393% $500 million note due 2029, net of tax $176, $176, $40	286	286	65
Settlement of realized loss on interest rate hedge due to debt retirement	-	530	-
Realized loss on settlement of interest rate hedge, net of tax $0, $0, $3.5 million	-	-	(5,705)
Total other comprehensive income (loss)	1,052	2,768	(3,002)
Total comprehensive income	$186,432	$183,695	$126,681

CITRUS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Debt Obligations

The following table sets forth the debt obligations of Citrus and Florida Gas at the dates indicated.

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Citrus:
Revolving credit agreement due 2012	$181,000	$179,828	$178,500	$174,632
Construction and term loan agreement due 2029	500,000	765,306	500,000	711,531
Florida Gas:
10.110% senior notes due 2013	28,000	30,447	42,000	47,174
9.190% senior notes due 2024	97,500	132,416	105,000	142,067
7.000% senior notes due 2012	250,000	265,388	250,000	277,094
7.900% senior notes due 2019	600,000	804,647	600,000	756,398
4.000% senior notes due 2015	350,000	379,341	350,000	366,779
5.450% senior notes due 2020	500,000	573,750	500,000	541,841
Revolving credit agreement due 2012	234,000	232,485	89,000	87,072
Total debt outstanding	$2,740,500	$3,363,608	$2,614,500	$3,104,588
Less current portion of long-term debt	686,500		21,500
Less unamortized debt discount and swap loss	1,587		1,850
Total long-term debt	$2,052,413		$2,591,150

Stockholder promissory notes	$74,000		$-

As of December 31, 2011, the Company has scheduled long-term debt payments, excluding unamortized debt discount, as follows:

	2012	2013	2014	2015	2016	2017 and thereafter
	(In thousands)

Citrus	181,000	-	74,000	13,793	13,793	472,414
Florida Gas	505,500	21,500	7,500	357,500	7,500	1,160,000
	$686,500	$21,500	$81,500	$371,293	$21,293	$1,632,414

The Florida Gas revolving credit agreement, with a maximum available capacity of $279 million, (2007 Florida Gas Revolver) matures on August 16, 2012.  As of December 31, 2011, the amount drawn under the 2007 Florida Gas Revolver was $234 million with a weighted average interest rate of 0.63 percent (based on the London Interbank Offered Rate (LIBOR) plus 0.36 percent) and a facility fee of 0.09 percent.

The Citrus revolving credit facility, with a maximum available capacity of $186 million, (2007 Citrus Revolver) matures on August 16, 2012. As of December 31, 2011, the amount drawn under the 2007 Citrus Revolver was $181 million with a weighted average interest rate of 0.63 percent (based on LIBOR plus 0.36 percent), and a facility fee of 0.09 percent.

On March 31, 2011, Citrus entered into a promissory note (Stockholder Promissory Notes) with each of its stockholders for up to $150 million.  The Stockholder Promissory Notes have a final maturity date of March 31, 2014, with no principal payments required prior to the maturity date, and bear an interest rate equal to a one-month Eurodollar rate plus a credit spread of 1.5 percent.  Amounts may be redrawn periodically under the notes to temporarily fund capital expenditures, debt retirements, or other working capital needs.  As of December 31, 2011, the amount drawn on each promissory note was $37 million, net of repayments.  Citrus primarily utilized the proceeds for the purpose of funding Phase VIII-related expenditures.

CITRUS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of the 2007 Florida Gas Revolver and 2007 Citrus Revolver at December 31, 2011 are approximately 99 percent of their carrying values.  Estimated fair value amounts of other long-term debt were obtained from independent parties and are based upon market quotations of similar debt at interest rates currently available.  Judgment is required in interpreting market data to develop the estimates of fair value.  Accordingly, the estimates determined as of December 31, 2011 and 2010 are not necessarily indicative of the amounts the Company could have realized in current market exchanges.

The Company expects to refinance Florida Gas’ $250 million senior notes due July 2012 and extend the maturity or refinance both of the 2007 Citrus Revolver and the 2007 Florida Gas Revolver, each due August 2012.  Alternatively, should the Company not be successful in such efforts, the Company may choose to retire such debt upon maturity by utilizing some combination of cash flows from operations, utilizing available funds on existing sponsor loans from its stockholders, requesting additional sponsor loans from its stockholders and altering the timing of controllable expenditures, among other things.  The Company has obtained commitment letters from each of its stockholders to make additional sponsor loans in the event that the repayment of the senior notes and revolvers is necessary.  However, the Company reasonably believes, based on its investment grade credit ratings and general financial condition, successful historical access to capital and debt markets and market expectations regarding the Company’s future earnings and cash flows, that it will be able to refinance and/or retire these obligations, as applicable, under acceptable terms prior to their maturity.

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

The agreements relating to Citrus’ and Florida Gas’ debt include, among other things, restrictions as to the sales of assets and payment of dividends as well as maintenance of certain restrictive financial covenants, including a maximum allowable ratio of funded debt to total capitalization.  The Company is subject, under the currently most restrictive debt covenant of a maximum 65 percent of consolidated funded debt to total capitalization, to a limitation of $748.8 million of total additional indebtedness at December 31, 2011.

As of December 31, 2011, Citrus’ debt obligations include the Construction Loan Agreement, the Stockholder Promissory Notes and $181 million outstanding on its revolving credit agreement, in addition to all of Florida Gas’ debt obligations. Florida Gas guarantees the Citrus revolving credit agreement indebtedness; however, Florida Gas’ assets are not pledged as collateral for any of the aforementioned Citrus debt.  All of the debt obligations of Citrus and Florida Gas have events of default that contain commonly used cross-default provisions.   An event of default by either Citrus or Florida Gas on any of their borrowed money obligations, in excess of certain thresholds which is not cured within defined grace periods, would cause the other debt obligations of Citrus and Florida Gas to be accelerated.  As of December 31, 2011, the Company is not in default of any of its debt obligations.

CITRUS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Benefits

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
	Other Postretirement Benefits
	December 31,
	2011	2010
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$20,399	$17,671
Service cost	771	658
Interest cost	1,151	1,044
Actuarial (gain) loss and other	2,923	1,486
Benefits paid, net	(107)	(557)
Medicare Part D subsidy receipts	77	97
Early Retiree Reinsurance Program receipts	46	-
Benefit obligation at end of year	25,260	20,399

Change in plan assets:
Fair value of plan assets at beginning of period	13,335	10,654
Return on plan assets and other	84	1,257
Employer contributions	2,316	1,981
Benefits paid, net	(107)	(557)
Fair value of plan assets at end of period	15,628	13,335

Amount underfunded at end of period (1)	$9,632	$7,064

Amounts recognized in the Consolidated Balance Sheet
consist of:
Regulatory assets (Note 12)	$9,632	$7,064
Deferred credits - other (Note 13)	(9,632)	(7,064)
	$-	$-

 (1)  The underfunded balance is recognized as a deferred credit - other, offset by a regulatory asset for amounts due from customers, in the Consolidated Balance Sheets.

CITRUS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Periodic Benefit Cost.  Net periodic benefit cost of Florida Gas’ other postretirement benefit plan for the periods presented includes the components noted in the table below.

	Other Postretirement Benefits
	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Service cost	$771	$658	$529
Interest cost	1,151	1,044	945
Expected return on plan assets	(635)	(557)	(441)
Prior service cost amortization	1,195	1,195	1,088
Actuarial gain amortization	-	(137)	-
Net periodic benefit cost	$2,482	$2,203	$2,121

The estimated prior service credit for other postretirement plans that will be amortized from Accumulated other comprehensive income into net periodic benefit cost during 2012 is $1.2 million.

Assumptions

The weighted-average discount rate used in determining benefit obligations was 4.24 percent and 5.52 percent at December 31, 2011 and 2010, respectively.

The weighted-average assumptions used in determining net periodic benefit cost for the periods presented are shown in the table below.

	Years Ended December 31,
	2011	2010	2009

Discount rate	5.52%	5.97%	6.14%
Expected return on plan assets	4.50%	5.00%	5.00%

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

The assumed health care cost trend rates used to measure the expected cost of benefits covered by the plans are shown in the table below.

	December 31,
	2011	2010

Health care cost trend rate assumed for next year	8.50%	8.00%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	4.75%	4.85%
Year that the rate reaches the ultimate trend rate	2019	2017

CITRUS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumed health care cost trend rates have a significant effect on the amounts reported for the healthcare plan.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
	(In thousands)
Effect on total service and interest cost	$230	$(220)
Effect on accumulated postretirement benefit obligation	2,936	(2,719)

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

The fair value of Florida Gas’ other postretirement plan assets at the dates indicated by asset category is as follows:

	Fair Value as of December 31,
	2011	2010
	(In thousands)
Asset Category:
Cash and cash equivalents	$-	$-
Mutual fund (1)	15,628	13,335
Total	$15,628	$13,335

(1) This fund of funds invests primarily in a diversified portfolio of equity, fixed income and short-term mutual funds.  As of December 31, 2011, the fund was primarily comprised of approximately 19 percent large-cap U.S. equities, 2 percent small-cap U.S. equities, 10 percent international equities, 55 percent fixed income securities, 8 percent cash, and 6 percent in other investments.  As of December 31, 2010, the fund was primarily comprised of approximately 17 percent large-cap U.S. equities, 4 percent small-cap U.S. equities, 10 percent international equities, 57 percent fixed income securities, 10 percent cash, and 2 percent in other investments.

The other postretirement plan assets are classified as Level 1 assets within the fair-value hierarchy as their values are based on active market quotes. See Note 2 – Summary of Significant Accounting Policies and Other Matters – Fair Value Measurement for information related to the framework used by the Company to measure the fair value of its other postretirement plan asset.

Contributions.  Florida Gas expects to contribute approximately $2.2 million to its other postretirement benefit plan in 2012 and approximately $2.2 million annually thereafter, until modified by future rate case proceedings.

CITRUS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Benefit Payments.  Florida Gas’ estimate of expected benefit payments, which reflect expected future service, as appropriate, in each of the next five years and in the aggregate for the five years thereafter are shown in the table below.
Years	Expected Benefits Before Effect of Medicare Part D	Payments Medicare Part D Subsidy Receipts	Net
		(In thousands)

2012	$711	$93	$618
2013	849	104	745
2014	953	119	834
2015	1,071	132	939
2016	1,189	149	1,040
2017-2021	7,975	1,001	6,974

The Medicare Prescription Drug Act provides a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D.

Defined Contribution Plan

Florida Gas sponsors a defined contribution savings plan (Savings Plan) that is available to all employees.  Florida Gas provides matching contributions of 100 percent of the first five percent for a maximum of five percent of the participant’s compensation paid into the Savings Plan.  Florida Gas’ contributions are 100 percent vested after five years of continuous service.   Florida Gas’ contributions to the Savings Plan during the years ended December 31, 2011, 2010 and 2009 were $1.2 million, $1.0 million and $1.1 million, respectively.

In addition, Florida Gas makes employer contributions to separate accounts, collectively referred to as the Profit Sharing Plan, within the defined contribution plan.  The contribution amounts are five percent of compensation.  Florida Gas’ contributions are 100 percent vested after five years of continuous service.  Florida Gas’ contributions to the Profit Sharing Plan during the years ended December 31, 2011, 2010 and 2009 were $1.6 million, $1.5 million and $1.4 million, respectively.

CITRUS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Taxes on Income

The following table provides a summary of the current and deferred components of income tax expense for the periods presented:
	Years Ended December 31,
	2011	2010	2009
Current income taxes	(In thousands)
Federal	$(85,064)	$45,059	$38,954
State	(816)	6,704	3,259
Total current income taxes	(85,880)	51,763	42,213

Deferred income taxes
Federal	185,614	52,291	30,793
State	11,124	8,311	5,423
Total deferred income taxes	196,738	60,602	36,216
Total income tax expense	$110,858	$112,365	$78,429

Effective tax rate	37.4%	38.3%	37.7%

The actual income tax expense differs from the amount computed by applying the statutory federal tax rate of 35 percent to income before income taxes as follows:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Computed statutory income tax expense at 35%	$103,683	$102,652	$72,839
Changes in income taxes resulting from:
State income tax, net of federal income tax benefit	6,700	9,760	5,643
Permanent differences and other	475	(47)	(53)
Total income tax expense	$110,858	$112,365	$78,429

The Company files a consolidated federal income tax return separate from those of its stockholders.  Florida Gas is included in the consolidated federal income tax return filed by Citrus.  Pursuant to a tax sharing agreement with Citrus, Florida Gas will pay its share of taxes based on its taxable income, which will generally equal the liability that Florida Gas would have incurred as a separate taxpayer.

The $84.9 million Income tax asset on the Consolidated Balance Sheets as of December 31, 2011 represents the carryback of a portion of the forecasted 2011 net operating loss (for tax purposes) to 2009 and 2010 primarily resulting from 50% bonus depreciation on assets placed in service in 2011, including the Phase VIII assets.

CITRUS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.  The table below summarizes the principal components of the Company's deferred tax assets (liabilities) at the dates indicated.

	December 31,
	2011	2010
	(In thousands)
Deferred income tax assets:
Regulatory and other reserves	$992	$10,752
Federal net operating loss	304,399	-
Total deferred income tax assets	305,391	10,752

Deferred income tax liabilities:
Depreciation and amortization	(1,399,094)	(903,085)
Other	(968)	(2,946)
Total deferred income tax liabilities	(1,400,062)	(906,031)

Net deferred tax liability	$(1,094,671)	$(895,279)
Less current portion of deferred income tax assets	58,056	-
Accumulated deferred income taxes	$(1,152,727)	$(895,279)

The $58.1 million Deferred tax asset, carried as current on the Consolidated Balance Sheets, represents the carryforward of a portion of the forecasted 2011 net operating loss (for tax purposes) to 2012’s forecasted net income.  The Company evaluates its tax reserves (unrecognized tax benefits) under the recognition, measurement and derecognition thresholds.  The amount of unrecognized tax benefits did not have a material impact to the Company’s consolidated financial statements.

11.   Property, Plant and Equipment

The following table provides a summary of property, plant and equipment at the dates indicated.

	Lives in	December 31,
	Years	2011	2010
		(In thousands)

Transmission	20-60	$6,201,558	$3,552,004
General	3-40	25,612	22,014
Intangibles (1)	6-10	31,004	28,433
Construction work-in-progress		48,447	2,217,174
Acquisition adjustment	62.5	1,252,466	1,252,466
		7,559,087	7,072,091
Less accumulated depreciation and amortization		1,799,172	1,667,360
Net property, plant and equipment		$5,759,915	$5,404,731

__________________________________________
(1) Includes capitalized computer software costs totaling:
Computer software cost		$25,959	$23,789
Less accumulated amortization		11,763	9,856
Net computer software costs		$14,196	$13,933

CITRUS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense of capitalized computer software costs for the years ended December 31, 2011, 2010 and 2009 was $2.4 million, $2.5 million and $1.7 million, respectively.  Computer software costs are amortized over 10 years.  Expected amortization expense for computer software costs for the years 2012 through 2016 is:  $2.3 million, $2.3 million, $2.1 million, $1.9 million and $1.8 million, respectively.

12.  Regulatory Assets

The principal components of the Company's regulatory assets at the dates indicated were as follows:

	December 31,
	2011	2010
	(In thousands)

Ramp-up assets, net (1)	$10,524	$10,681
Fuel tracker	9,220	-
Other postretirement benefits (Note 9)	9,632	7,064
Environmental reserve (Note 14)	888	1,036
Asset retirement obligations (Note 6)	1,144	1,341
Other miscellaneous	1,321	1,603
Total regulatory assets	$32,729	$21,725

    (1) Ramp-up assets are regulatory assets which Florida Gas was specifically allowed to establish in the FERC certificates authorizing the Phase IV and V Expansion projects.

13.  Deferred Credits

The principal components of the Company's regulatory liabilities at the dates indicated were as follows:

	December 31,
	2011	2010
	(In thousands)

Balancing tools (1)	$12,822	$5,455
Fuel tracker	-	3,908
Total regulatory liabilities	$12,822	$9,363

    (1)  Balancing tools are a regulatory method by which Florida Gas recovers or refunds the net costs of operational natural gas balancing of the pipeline’s system.  The balance can be a deferred charge or credit, depending on timing, rate changes and operational activities.

CITRUS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The principal components of the Company's other deferred credits at the dates indicated were as follows:

	December 31,
	2011	2010
	(In thousands)

Post construction mitigation costs	$2,356	$1,071
Other postretirement benefits (Note 9)	9,632	7,064
Environmental reserve	1,167	1,120
Tax reserve	461	3,297
Asset retirement obligations (Note 6)	2,428	3,003
Other miscellaneous	1,828	1,003
Total deferred credits - other	$17,872	$16,558

14.  Commitments and Contingencies

Litigation and Other Claims

Florida Gas Pipeline Relocation Costs. A dispute exists with the Florida Department of Transportation, Florida’s Turnpike Enterprise (FDOT/FTE) over the rights of Florida Gas under certain easements and other agreements associated with the State Road 91 projects to, among other matters, receive reimbursement for the relocation costs incurred by Florida Gas and the nature and scope of such easements. The first phase of the State Road 91 projects included replacement of approximately 11.3 miles of existing 18- and 24-inch pipelines in Broward County, Florida due to the widening of State Road 91 by the FDOT/FTE. Construction is complete and the new facilities were placed in service in March 2008. This dispute, among others, is being litigated in Broward County, Florida.  On January 27, 2011, the jury awarded Florida Gas $82.7 million and rejected all damage claims by the FDOT/FTE. On May 2, 2011, the judge issued an order entitling Florida Gas to an easement of 15 feet on either side of its pipelines and 75 feet of temporary work space.  The judge further ruled that Florida Gas is entitled to approximately $8 million in interest. In addition to ruling on other aspects of the easement, he ruled that pavement could not be placed directly over Florida Gas’ pipeline without the consent of Florida Gas, although Florida Gas would be required to relocate the pipeline if it did not provide such consent.  He also denied all other pending post-trial motions.  The FDOT/FTE filed a notice of appeal on July 12, 2011.  Briefing to the Florida Fourth District Court of Appeals (4th DCA) is complete. The 4th DCA granted a request by the FDOT to expedite the appeal.  Oral argument is set for March 7, 2012.  Amounts ultimately received would primarily reduce Florida Gas’ property, plant and equipment costs.

A 2007 action brought by the FDOT/FTE against Florida Gas in Orange County, Florida, seeking a declaratory judgment that, under existing agreements, Florida Gas is liable for the costs of relocation associated with FDOT/FTE projects, has been stayed pending resolution of the Broward County, Florida action.

On April 14, 2011 Florida Gas filed suit against the FDOT/FTE, Dragados USA and I-595 Express, LLC in Broward County, Florida seeking an injunction and damages as the result of the construction of a mechanically stabilized earth wall and other encroachments in Florida Gas easements. The same judge that presided over the previously discussed FDOT/FTE proceeding was assigned to the case. Trial is expected to be set in the third quarter of 2012.

Florida Gas will continue to seek rate recovery in the future for these types of costs to the extent not reimbursed by the FDOT/FTE.  There can be no assurance that Florida Gas will be successful in obtaining complete reimbursement for any such relocation costs from the FDOT/FTE or from its customers or that the timing of such reimbursement will fully compensate Florida Gas for its costs.

CITRUS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liabilities for Litigation and Other Claims

In addition to the matters discussed above, the Company is involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business.

The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable.   When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made.  As of December 31, 2011 and 2010, the Company has recorded litigation and other claim-related accrued liabilities of $0.7 million and $0.6 million, respectively. Except for the matters discussed above, the Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.

Liquidity and Capital Resources

Cash generated from internal operations constitutes the Company’s primary source of liquidity.  The Company’s working capital deficit at December 31, 2011 is $587.0 million, which includes the current portion of long-term debt, $686.5 million.  Additional sources of liquidity for working capital purposes may include contributions from its stockholders and new capital market debt.  The availability and terms relating to such liquidity will depend upon various factors and conditions such as the Company’s combined cash flow and earnings, the Company’s resulting capital structure and conditions in the financial markets at the time of such offerings.

Environmental Matters

The Company’s operations are subject to federal, state and local laws and regulations regarding water quality, hazardous and solid waste management, air quality control and other environmental matters.  These laws, rules and regulations require the Company to conduct its operations in a specified manner and to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals.  Failure to comply with environmental laws, rules and regulations may expose the Company to significant fines, penalties and/or interruptions in operations.  The Company’s environmental policies and procedures are designed to achieve compliance with such applicable laws and regulations.  These evolving laws and regulations and claims for damages to property, employees, other persons and the environment resulting from current or past operations may result in significant expenditures and liabilities in the future.  The Company engages in a process of updating and revising its procedures for the ongoing evaluation of its operations to identify potential environmental exposures and enhance compliance with regulatory requirements.

Florida Gas conducts assessment, remediation, and ongoing monitoring of soil and groundwater impact which resulted from its past waste management practices at its Rio Paisano and Station 11 facilities.  The liability is recognized in other current liabilities and in other deferred credits and in total amounted to $1.2 million and $1.4 million at December 31, 2011 and 2010, respectively. Amounts are not discounted because of uncertainty related to timing. Costs of $0.1 million, $0.1 million and $0.1 million were expensed during the years ended December 31, 2011, 2010 and 2009, respectively.  Florida Gas recorded the estimated costs of remediation to be spent after April 1, 2010 as a regulatory asset.  The balance of the regulatory asset was $0.9 million and $1.0 million at December 31, 2011 and 2010, respectively. See Note 12 – Regulatory Assets.

Future Regulatory Compliance Commitments

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

The Company is currently reviewing the potential impact of the August 2010 Area Source National Emissions Standards for Hazardous Air Pollutants rule, implementation of the 2008 ozone standard and the new nitrogen dioxide standard on operations and the potential costs associated with the installation of emission control systems on its existing engines.  The ultimate costs associated with these activities cannot be estimated with any certainty at this time, but the Company believes, based on the current understanding of the current and proposed rules, such costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Other Commitments and Contingencies

Federal Pipeline Integrity Rules.  On December 15, 2003, the U.S. Department of Transportation issued a final rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the rule defines as high consequence areas (HCAs).  This rule resulted from the enactment of the Pipeline Safety Improvement Act of 2002.  The rule required operators to identify HCAs along their pipelines and to complete baseline integrity assessments, comprised of in-line inspection (smart pigging), hydrostatic testing or direct assessments, by December 2012.  Operators were required to rank the risk of their pipeline segments containing HCAs, assessments are generally conducted on the higher risk segments first.  In addition, some system modifications will be necessary to accommodate the in-line inspections.  As of December 31, 2011, Florida Gas had completed approximately 96 percent of the baseline risk assessments required to be completed by December 2012.  While identification and location of all the HCAs has been completed, it is not practicable to determine with certainty the total scope of required remediation activities prior to completion of the assessments and inspections.  The required modifications and inspections are currently estimated to be in the range of approximately $30 million to $40 million per year through 2012.

Leases.  The Company utilizes assets under operating leases in several areas of operations.  Rental expenses amounted to $4.8 million in 2011, $3.0 million in 2010 and $3.2 million in 2009.  Future minimum rental payments under the Company’s various operating leases for the years 2012 through 2016 are:  $2.5 million, $2.5 million, $2.9 million, $2.6 million and $2.7 million, respectively, and $6.7 million in total thereafter.

See Note 4 – Regulatory Matters for other potential contingent matters applicable to the Company.