Form 10-K/A
period 2011-12-31
SOUTHERN UNION CO
filed 2012-04-30
CIK 203248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-K/A

(Amendment No. 1)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011

OR

__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

Commission File No. 1-6407

SOUTHERN UNION COMPANY
(Exact name of registrant as specified in its charter)

Delaware	75-0571592
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5051 Westheimer Road Houston, Texas	77056-5622
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (713) 989-2000

Securities Registered Pursuant to Section 12(b) of the Act:  None

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

As of March 26, 2012, all of the Registrant's Common Stock outstanding is held by ETE Sigma Holdco, LLC, which is a wholly-owned subsidiary of Energy Transfer Equity, L.P.  See Explanatory Note on the following page.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions, as expressly described in this Report, of the Company’s Definitive Proxy Statement filed with the SEC on October 27, 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K/A.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (the “Amendment”) for the fiscal year ended December 31, 2011 of Southern Union Company (the “Company”) is being filed solely to furnish the information required by Part III, Item 10 through Item 14 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on February 24, 2012 (the “Original Filing”).

This Amendment is being filed to amend the Original Filing to include the information required by Items 10 through 14 of Part III of Form 10-K, which information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K permits the information in the above referenced items to be included in the Form 10-K filing by incorporation by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. Due to the completion of our previously-announced merger (“Merger”) with a subsidiary of Energy Transfer Equity, L.P. (“ETE”) on March 26, 2012 and our post-Merger status as a subsidiary of ETE, we will not file a definitive proxy statement within such 120-day period and therefore are filing this Amendment to include Part III information in our Form 10-K.

This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing. This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update disclosures, including the exhibits to the Original Filing, affected by subsequent events.

             PART III

Defined Terms

The following terms used herein shall have the meanings set forth below.

“1992 Plan” means Southern Union’s 1992 Long Term Stock and Incentive Plan, dated July 1, 1992.

“401(k) Plan” means Southern Union’s Savings Plan.

 “Board” or “Board of Directors” means Southern Union’s Board of Directors.

“Bylaws” means Southern Union’s Bylaws, as amended.

“Company” or “Southern Union” means Southern Union Company, a Delaware corporation.

“Compensation Advisor” means Meridian Compensation Partners, LLC.

“COSO” means The Committee of Sponsoring Organizations of the Treadway Commission.

“Directors’ Plan” means Southern Union’s Directors’ Deferred Compensation Plan, dated June 1, 1993.

“Internal Revenue Code” means the Internal Revenue Code of 1986, as amended.

“Kasowitz Firm” means Kasowitz, Benson, Torres & Friedman, LLP.

“NYSE” means the New York Stock Exchange.

 “Sarbanes-Oxley Act” means the Sarbanes-Oxley Act of 2002, as amended.

 “Second Amended Bonus Plan” means Southern Union’s Second Amended and Restated Executive Incentive Bonus Plan, dated March 25, 2010.

“Securities Act” means the Securities Act of 1933, as amended.

“Securities Exchange Act” means the Securities Exchange Act of 1934, as amended.

“Senior Executives” means all officers with the rank of Vice President or higher and all employees of the Company earning a base salary of $175,000 or more.

“Stock and Incentive Plan” means Southern Union’s Third Amended and Restated 2003 Stock and Incentive Plan, dated April 15, 2009.

“Supplemental Plan” means Southern Union’s Supplemental Deferred Compensation Plan, dated June 1, 1993.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

As of the date of the Original Filing, the Board of Directors consisted of nine directors, each of whom is described below.

George L. Lindemann has been Chairman of the Board, Chief Executive Officer and a director since 1990.  Mr. Lindemann also served as the Company’s President from November 2005 until May 2008.  He was Chairman of the Board and Chief Executive Officer of Metro Mobile CTS, Inc. from its formation in 1983 until its sale to Bell Atlantic Corp. in April 1992.  He has been President and a director of Cellular Dynamics, Inc., the managing general partner of Activated Communications Limited Partnership, a family investment entity, since 1982.  Age:  75.

Mr. Lindemann has been the primary architect of the Company’s transformation from a natural gas distribution company to one of the nation’s leading diversified natural gas companies.  Mr. Lindemann sets the strategic vision for the Company, utilizing his strong leadership and management skills, as well as his comprehensive knowledge of the natural gas industry and the Company.

David Brodsky has been a private investor for over six years.  He was Chairman of the Board of Directors of Total Research Corporation from July 1998 to November 2001.  Mr. Brodsky is currently a member of the board of directors and the Audit Committee of Harris Interactive Inc.  Director since 2002.  Age:  74.

Mr. Brodsky has strong executive management skills and extensive experience serving on multiple public boards and committees.  He utilizes his financial literacy and managerial experience as the chairman of the Company’s Audit Committee.

Frank W. Denius has been Chairman Emeritus of the Company since 1990 and during such time has been engaged primarily in the private practice of law in Austin, Texas.  Prior to 1990, Mr. Denius had been Chairman of the Board and President of the Company.  Mr. Denius has served as chairman of the board of Aztec Oil and Gas Company. He also served on the boards of directors of Supron Energy Company, Delhi Taylor Oil Corporation and Delhi International Oil Corporation. In addition, he served as general counsel to Delhi Pipeline Corporation.  Director since 1976.  Age:  87.

Through his prior executive position with the Company, his long-term service on the Board of the Company and other boards of directors, including certain national banking institutions, Mr. Denius has developed a comprehensive understanding of the Company’s business as well as a strong knowledge of the energy industry and the capital markets.  His experience affords him unique insights into the functioning of the executive management team and the Company’s organic growth strategy, financial reporting and corporate finance activities, including through his role as chairman of the Company’s Finance Committee.

Kurt A. Gitter, M.D. has been an ophthalmic surgeon in private practice in New Orleans, Louisiana since 1969.  He has also been a Clinical Professor of Ophthalmology at Louisiana State University since 1978, an Assistant Professor of Ophthalmology at Tulane University since 1969 and is a past president of the Macula Society.  Dr. Gitter has previously served on the Boards of Escalon Medical Corporation, Metro Mobile CTS, Inc. and Akorn, Inc.  Director since 1995.  Age:  75.

Through his current and previous directorships, Dr. Gitter has obtained significant knowledge and experience in matters involving public companies.  Dr. Gitter’s service on various public boards, operation of his medical practice and his investment background provide the Company with the benefit of diverse experience and background, including as chairman of the Company’s Investment Committee.

Eric D. Herschmann is Vice Chairman of the Board, a position he has held since August 2009, and President and Chief Operating Officer of Southern Union, positions he held since May 2008.  Mr. Herschmann previously served as Senior Executive Vice President of the Company from November 2005 until May 2008.  Mr. Herschmann also acted as Interim General Counsel of the Company from January 2005 until October 2007.  Mr. Herschmann has served as outside counsel for the Company since 1997 and as its national litigation counsel since 1999.  He continues to retain his partnership interest in the Kasowitz Firm, where he has been a partner since 1996.  Prior to going into private practice, Mr. Herschmann was legal counsel for Citibank, NA’s corporate audit department, where he oversaw significant risk investigations.  Director since 2009.  Age: 48.

Through his legal practice, Mr. Herschmann has gained significant knowledge and experience in legal affairs, particularly on litigation matters.  By serving in executive management roles with the Company, he has gained a thorough understanding of the Company’s business and the natural gas industry in general.  Through Mr. Herschmann's various roles with the Company, he has helped execute the Company’s transformation from a natural gas distribution company to one of the nation’s leading diversified natural gas companies.  Mr. Herschmann’s experience positions him to assist Chairman Lindemann and the Board in setting the strategic vision of the Company.

Herbert H. Jacobi has been Honorary Chairman of the Supervisory Board of HSBC Trinkaus & Burkhardt KGaA, a German private bank, since 2004, after serving as Chairman since 1998.  He was Chairman of the Managing Partners of Trinkaus & Burkhardt KGaA from 1981 to 1998.  He was a managing partner of Berliner Handels-und Frankfurter Bank from 1977 until 1981 and an Executive Vice President of Chase Manhattan Bank from 1975 to 1977.  He is currently a director of DIC Deutsche Investors’ Capital AG.  He is Honorary President of German-American Federation Steuben-Schurz e.V.  Mr. Jacobi previously served as a director of Gillette Company.  Director since 2004.  Age:  77.

Mr. Jacobi gained significant executive, managerial and financial experience and knowledge through the positions described above, including his service on other public company boards.  Mr. Jacobi’s overall business acumen has proved invaluable to the Board, in particular with respect to corporate governance, financial matters and capital market transactions, including as chairman of the Company’s Corporate Governance Committee.

Thomas N. McCarter, III has been a private investor and a general partner in W.P. Miles Timber Properties for over six years. Mr. McCarter is the retired chairman of Stillrock Management, Inc.  Mr. McCarter is Chairman of Ramapo Land Company, a director of the Institute of Scientific Investment and Governance (Tokyo, Japan) and serves on the advisory board of Runnymede Capital Management, Inc.  Director since 2005.  Age:  82.

By virtue of his work at Stillrock Management, Inc. and his service with the organizations described above, Mr. McCarter brings his financial expertise to the Board, including a deep understanding of financial statements, corporate finance, accounting and capital markets.  Because of Mr. McCarter’s background, skill and standing with his fellow Board members, he was chosen by the other members of the Board to serve as the Company’s Lead Independent Director.

George Rountree, III has been an attorney in private practice in Wilmington, North Carolina since 1962.  He has been a senior partner in the law firm of Rountree, Losee & Baldwin, LLP and its predecessors since 1965.  Mr. Rountree has served in both the North Carolina State Senate, including as a minority whip, and the State House of Representatives and as legislative counsel to North Carolina Governor James E. Holshouser, Jr.  Mr. Rountree previously served as a director of Metro Mobile CTS, Inc. and MMC Energy, Inc.  In June 2004, Mr. Rountree was inducted into the North Carolina Bar Association General Practice Hall of Fame.  Director since 1990.  Age:  78.

Mr. Rountree’s years of legal practice, together with his public service and service on boards and committees of public companies, provides the Board with expertise in the areas of corporate governance, compliance and executive compensation, including as chairman of the Company’s Compensation Committee.

Allan D. Scherer has been a private investor in both real estate and oil and gas since 1987.  From 1978 to 1987, he was Vice President of the Palm Beach Polo & Country Club, a 2,000-acre real estate and equestrian development in West Palm Beach, Florida.  He was a consultant to Gulf & Western Corporation in its development of the Casa de Campo resort in the Dominican Republic from 1973 to 1978, and was President and Chief Executive Officer of privately-held McGrath-Shank Company, developers of the Belmont Shore and Alamitos Bay properties in Southern California, from 1955 to 1973.  Director since 2005.  Age:  80.

Mr. Scherer’s managerial experience and investing background offer the Company expertise in corporate financial matters and strategic planning.

Named Executive Officers

The named executive officers of the Company as of the Original Filing date are set forth below.

George L. Lindemann, 75, Chairman of the Board and Chief Executive Officer of Southern Union. Mr. Lindemann has held the positions of Chairman and Chief Executive Officer since 1990.  Mr. Lindemann also served as the President of Southern Union from November 2005 until May 2008.

Eric D. Herschmann, 48, Vice Chairman of the Board, a position he has held since August 2009, and President and Chief Operating Officer of Southern Union, positions he has held since May 2008.  Mr. Herschmann served as Senior Executive Vice President from November 2005 until May 2008.  Mr. Herschmann also acted as Interim General Counsel of the Company from January 2005 until October 2007.  Mr. Herschmann has served as outside counsel for the Company since 1997 and as its national litigation counsel since 1999.  He continues to retain his partnership interest in the Kasowitz Firm, where he has been a partner since 1996.  Prior to going into private practice, Mr. Herschmann was legal counsel for Citibank, NA’s corporate audit department, where he oversaw significant risk investigations.

Richard N. Marshall, 54, Senior Vice President and Chief Financial Officer of Southern Union, a position he has held since November 2006. Mr. Marshall served as Treasurer of Southern Union from 2001 until being named to his current position. Prior to 2001, he was Vice President, rates and regulatory affairs, for the Company’s Pennsylvania natural gas distribution division.

Robert O. Bond, 52, Senior Vice President, pipeline operations of Southern Union, a position he has held since September 2005, and President and Chief Operating Officer of Panhandle, a position he has held since April 2005. From November 2004 until being named to his current position, he served as Senior Vice President, Chief Commercial Officer for Panhandle.  Since joining Panhandle in February 2000, he had served as Executive Director of Commercial Optimization, Vice President of Optimization, Vice President of Marketing and Senior Vice President of Marketing.

Monica M. Gaudiosi, 49, Senior Vice President & General Counsel of Southern Union.  Ms. Gaudiosi has been a Senior Vice President since September 2005 and General Counsel since October 2007.  Ms. Gaudiosi served as Associate General Counsel from her hiring in 2005 until being named General Counsel.  From 1998 until joining Southern Union in 2005, she held various legal positions with General Electric Capital Corporation, including strategic transaction counsel for GE Commercial Finance and general counsel of the Vendor Financial Services commercial equipment leasing division.

Corporate Governance

Corporate Governance Guidelines

The Company is committed to maintaining the highest standards of business conduct and corporate governance, which we believe are essential to running our business efficiently, serving our stockholders well and maintaining the Company's integrity in the marketplace. The Company has adopted a code of ethics and business conduct for directors, officers and employees, known as the Code of Ethics and Business Conduct (the “Code”). The Company also has adopted Corporate Governance Guidelines, which, in conjunction with the Certificate of Incorporation, Bylaws and Board committee charters, form the framework for governance of the Company. All of these documents are available at  www.sug.com by first clicking on “Corporate Governance” and then on “Governance Documents”.

The Corporate Governance Guidelines address the mission, makeup, responsibilities and functioning of the Board, qualifications for directors, standards for director independence determinations, the composition and responsibilities of committees, director access to management and independent advisors, director compensation, director orientation and continuing education, annual self-evaluation of the Board and its committees, director share ownership requirements and director and management succession.  The Board of Directors recognizes that effective corporate governance is an ongoing process and the Board, either directly or through the Corporate Governance Committee, will review the Company’s Corporate Governance Guidelines annually, or more frequently if deemed necessary.

On an annual basis, each Director and executive officer is required to complete a Directors’ and Officers’ Questionnaire that includes disclosure of any transactions with the Company in which the Director or executive officer, or any member of his or her immediate family, has a direct or indirect material interest.  In addition, each member of the Board conducts an annual self-evaluation with respect to the Board and any Board committees on which he or she serves.

As part of its annual governance review and for the reasons stated below, on February 24, 2010, each of the Company’s independent directors voluntarily executed and delivered a conditional letter of resignation to the Board.  Each conditional letter of resignation provides that the resignation shall only become effective upon its acceptance by a majority of the Board, and only in the event that a majority of the Board determines that the director is not meeting the strategic needs of the Company or the business oversight or other provisions of the Company’s Corporate Governance Guidelines.

This action was taken individually and voluntarily by each independent director.  The independent directors believe that such action was appropriate and in the best interests of the Company’s shareholders in light of the focus on director qualifications by the SEC and others as well as the Company’s Corporate Governance Guidelines currently in effect.

The conditional letters of resignation may not be withdrawn and each director must recuse himself from the Board’s consideration, if any, of its acceptance of his conditional resignation.

Code of Ethics

The Board of Directors believes that Southern Union’s Code and its Corporate Governance Guidelines, together with the Board committee charters and the Company’s Certificate of Incorporation and Bylaws, provide an effective framework for the governance of Southern Union.

The Company, by and through the Audit Committee of the Board of Directors, has adopted the Code, which is designed to reflect commentaries and interpretations of the Sarbanes-Oxley Act, NYSE rules, other applicable laws, rules and regulations as well as best practices.  The Code applies to all directors, officers and employees.  Any amendment to, or waiver from, the Corporate Governance Guidelines or Code will be promptly posted on the Company’s website at www.sug.com.

Risk Management

The Board is actively involved in the oversight of risks that could affect the Company.  This oversight is conducted primarily through the Board with respect to certain significant matters, including strategic direction, and by the various committees of the Board as summarized below and in accordance with their charters.  The Company’s Audit Committee has retained primary responsibility with respect to risk assessment and risk management, including guidelines and policies to govern the process by which risk assessment and risk management is undertaken.  The Board, in its entirety or through the Audit Committee, satisfies its risk oversight responsibilities through receipt of full reports from each committee chairman regarding the committee’s considerations and actions, as well as through regular reports directly from officers responsible for oversight and management of particular risks within the Company.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires that the Company's directors, executive officers and persons who own more than 10% of a registered class of the Company's equity securities file reports of ownership and changes in ownership with the SEC and the NYSE. These officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on review of the copies of the Section 16(a) forms that the Company's directors, executive officers and greater than 10% stockholders, if any, furnished to the Company and filed with the SEC during 2011, such persons complied with all applicable Section 16(a) filing requirements with respect to any open market transactions by these individuals during 2011.

Board Leadership Structure

The Board believes that it is in the best interests of the Company and its shareholders for the Board to have the flexibility to determine how to fill the positions of Chairman of the Board ("Chairman") and Chief Executive Officer ("CEO"). Mr. Lindemann’s dual role as Chairman and CEO is directly attributable to his unique role as primary architect of the Company’s strategic vision, as well as his responsibility for achievement of the Company’s operational goals.  Moreover, the Board believes that the current Chairman and CEO is uniquely situated to drive the Company’s current growth strategy and maximize shareholder value.  As such, the Board currently believes that the Company and its shareholders are best served by having the CEO also serve as Chairman.  In the event of the current Chairman and CEO’s death, disability or retirement, it is currently expected that the Chairman and CEO positions would be held by two different individuals.

The Board is committed to high standards of corporate governance and takes its oversight role of the CEO and management very seriously.  The Board has worked diligently to provide its independent directors with a higher level of involvement in the oversight of the operations of the Company.  For example, the Board disbanded its Executive Committee to ensure that all significant decisions were made by the Board.  The Board has also adopted Corporate Governance Guidelines that require that a majority of the Board be composed of independent directors.  The Compensation, Corporate Governance, Audit and Special Committees are composed entirely of independent directors.  Moreover, the Board has empowered its independent directors by providing for regularly scheduled meetings of the independent directors.  At each of these meetings, the independent directors meet in executive session without management directors or employees present (except by invitation).  The independent directors have appointed an “Independent Directors’ Chairman”, who also serves as the Lead Independent Director and presides at the regularly scheduled meetings of the independent directors.  The Lead Independent Director also serves as a liaison between each of the independent directors and the Chairman/CEO.  The independent directors, through the independent Board committees, including the Compensation, Corporate Governance, Audit and Special Committees, have active roles on matters relating to corporate governance, compensation of executive officers, the Company’s financial statements and the Company’s risk profile.

Meetings and Committees of the Board

Board of Directors

As of the date of the Original Filing, the Board of Directors was comprised of nine directors.

The Board of Directors held 30 meetings and acted by unanimous written consent on 14 occasions during 2011.  During 2011, all directors attended at least 75% of the total number of meetings of the Board and any committees on which they served while they were a director and a member of such committee.  Each Board member who was a director at the time of the Company’s 2011 annual meeting of stockholders attended that meeting.

Special Committee

On June 2, 2011, the Board of Directors unanimously adopted resolutions creating the Southern Union Special Committee of the Board of Directors (the “Special Committee”) to consider the sale of the Company.  The Special Committee consists of seven independent directors, Messrs. David Brodsky, Franklin W. Denius, Kurt A. Gitter, Herbert H. Jacobi, Thomas N. McCarter, III, George Rountree, III and Allan D. Scherer, with the authority to engage such legal, financial and other advisors as the Special Committee may from time to time deem necessary, appropriate or advisable.  The Special Committee met 20 times during 2011.

Corporate Governance Committee

The Corporate Governance Committee is composed of independent directors Messrs. Jacobi (Chairman), McCarter and Rountree.  The Corporate Governance Committee did not meet in person in 2011 but acted by unanimous written consent on four occasions during 2011.  This Corporate Governance Committee oversees all matters of corporate governance for Southern Union, including Board nominee evaluations, recommendations of nominees to the full Board and ongoing review of the Company’s Corporate Governance Guidelines and compliance therewith.  The Board of Directors has adopted a charter for the Corporate Governance Committee, which is available at www.sug.com.

Nomination of Directors

In evaluating and determining whether to nominate a candidate for a position on the Company’s Board, the Corporate Governance Committee will consider the criteria outlined in the Corporate Governance Committee’s charter, which include experience, skill, background, integrity and independence.  The Corporate Governance Committee will also determine whether the candidate meets the minimum qualifications listed in the Company’s Corporate Governance Guidelines, which include the candidate’s reputation, record of accomplishment, knowledge and experience, commitment to the Company, number of other board memberships and willingness to become a stockholder of the Company.  In evaluating candidates for nomination, the Corporate Governance Committee utilizes a variety of methods.  The Corporate Governance Committee regularly assesses the size of the Board, whether any vacancies are expected due to retirement or otherwise and the need for particular expertise on the Board.  While no single nominee may possess all of the skills sought in a director, the Corporate Governance Committee seeks to maintain a diversity of skills among the Board members necessary for the optimal functioning of the Board in meeting the strategic needs and business oversight of the Company.  Candidates may come to the attention of the Corporate Governance Committee from current Board members, stockholders, professional search firms or officers.  The Corporate Governance Committee will review all candidates in the same manner regardless of the source of the recommendation.

The Board does not have a formal policy with respect to Board nominee diversity.  In recommending proposed nominees to the full Board, the Corporate Governance Committee is charged with building and maintaining a Board that has an appropriate mix of talent and experience to achieve the Company’s business objectives in the current environment.  In particular, the Corporate Governance Committee is focused on depth of knowledge in key areas that are important to the Company, relevant expertise and diversity of thought, perspective and experience so as to facilitate robust debate and broad thinking on strategies and tactics pursued by the Company.

Investment Committee

The Investment Committee is composed of independent directors Dr. Gitter (Chairman) and Messrs. Denius and Scherer.  The Investment Committee met two times and acted by unanimous written consent on one occasion during 2011.  By virtue of his status as Lead Independent Director, Mr. McCarter serves as an “ex officio” non-voting member of the Investment Committee.  The Investment Committee has the authority to make decisions regarding the Company’s benefit plans.  Such duties include the selection and monitoring of trustees and recordkeepers, review of investment selection and performance and compliance with applicable regulations. The Board of Directors has adopted a charter for the Investment Committee, which is available at www.sug.com.

Finance Committee

The Finance Committee is composed of independent directors Messrs. Denius (Chairman), Brodsky and Jacobi.  By virtue of his status as Lead Independent Director, Mr. McCarter serves as an “ex officio” non-voting member of the Finance Committee.  The Finance Committee met one time and acted by unanimous written consent on one occasion during 2011.  The Finance Committee has oversight responsibilities relating to the Company’s financing activities, corporate finance and operating and capital budget review, approval and monitoring.  The Board of Directors has adopted a charter for the Finance Committee, which is available at www.sug.com.

Audit Committee

The Audit Committee is composed of independent directors Messrs. Brodsky (Chairman), Jacobi and McCarter.  The Audit Committee met four times and acted by unanimous written consent on two occasions during 2011.  The Board has determined that Messrs. Brodsky, Jacobi and McCarter are all “audit committee financial experts” within the meaning of the current rules of the SEC.

The purpose of the Audit Committee is to assist the Board of Directors in its general oversight of the Company’s financial reporting, internal controls and audit functions.  The Audit Committee operates under a written charter adopted by the Board of Directors, which is available at www.sug.com.  The Audit Committee Charter confers upon the Audit Committee the power to appoint the Company’s independent registered public accounting firm and the sole authority to review their charges for services; the responsibility to review the scope and results of the audits performed and the adequacy and operation of the Company’s internal audit function; and the duty to perform such other functions with respect to the Company’s accounting, financial and operating controls as deemed appropriate by the Audit Committee or the Board.

Compensation Committee

The Compensation Committee was composed of independent directors Messrs. Rountree (Chairman), McCarter and Scherer.  In addition, because of the link between corporate governance and executive compensation, Mr. Jacobi, the Chairman of the Corporate Governance Committee, served as an “ex officio” non-voting member of the Compensation Committee.  The Compensation Committee’s charter is available at www.sug.com.  The Compensation Committee met five times and acted by unanimous written consent on six occasions during 2011.  The Committee determines:

•	the appropriate level of compensation for the Company’s named executive officers, including the Chief Executive Officer, and all other Senior Executives;
•	administers and determines grants to be made under the Stock and Incentive Plan;
•	administers the Second Amended Bonus Plan; and
•	reviews and recommends to the Board any changes to director compensation.

The Compensation Committee has responsibility to determine and approve Senior Executives’ compensation.  The Compensation Committee may, and it does, consult with other independent directors, management and outside consultants engaged by the Compensation Committee in the exercise of its duties.  The Compensation Committee also may delegate its authority to a subcommittee comprised of one or more members of the Compensation Committee.

During 2011, the Compensation Committee, in consultation with the Company’s other Board members and the Committee’s Compensation Advisor, determined all compensation matters impacting the Company’s Chief Executive Officer and, in certain instances, submitted compensation matters to the other Board members for ratification.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Compensation Committee of the Board of Directors (for purposes of this “Compensation Discussion and Analysis,” the “Committee”) has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy and strategy.  The Committee ensures that total compensation paid to Senior Executives, including the Company’s named executive officers (identified below under “2011 Executive Compensation”), is fair, reasonable and competitive.  Generally, the types of compensation and benefits provided to the Company’s named executive officers are similar to those provided to other Senior Executives.

Consideration of Stockholder Say on Pay Advisory Vote

In connection with the discharge of its responsibilities, the Committee considered the result of the advisory, non-binding “say-on-pay” vote of our shareholders at the Company’s 2011 annual meeting of shareholders. Because a majority of our shareholders approved the compensation programs described in our proxy statement for the Company’s 2011 annual meeting of shareholders, the Committee did not make significant changes to the Company’s executive compensation programs for 2011.  However, prior to the Merger, the Committee began a process of reviewing and evaluating the Company’s compensation programs and the results of the stockholder say on pay advisory vote but this process was not fully completed.

Compensation Philosophy and Strategy

The compensation philosophy and strategy of Southern Union and its affiliates are designed to recognize the value of their people, reward results honorably obtained, identify and retain effective leadership and reinforce the values of the Company.

The principles that guide the Company’s compensation philosophy and strategy include:

•	compensation that drives achievement of the Company’s strategic and tactical goals in a manner consistent with Company values;

•	compensation programs and components that appropriately differ across business segments to drive each segment’s unique business strategy;

•	compensation programs that support successful recruiting, development and retention of the Company’s human resources;

•
competitive compensation structures and opportunities within the Company’s respective targeted labor markets, focused on mid-range compensation levels as measured among peer group organizations, with adjustments from mid-range to support Company objectives;

•
compensation that rewards dedication to achieving results through focused hard work, flexibility and commitment, individual ownership and accountability and innovation enhancing efficiency, profitability and performance; and

•	compensation that communicates recognition of exceptional performance and dissatisfaction with substandard performance.

Components of Compensation

The Company uses a variety of forms of compensation to drive achievement of Company goals and motivate and retain key employees, as described below.  The Committee, in conjunction with the Company’s other independent directors, senior management and external advisors, considers the function of each element of compensation in developing compensation programs for specific business units and compensation packages for Senior Executives.

Component of Pay	Purpose
Base Salary	• Pay for: - Experience - Expertise/ knowledge - Advancement in role - External comparability
Short-Term Incentive
• Motivate near-term “drivers” of stockholder value
- Short-term financial and operational performance
- Execution of strategic objectives
- Individual contributions to team results
• Provide timely recognition of performance and accomplishments

Long-Term Incentive
• Directly align rewards with stockholder returns and share performance
• Create a significant retention mechanism for difficult-to-replace employees
• Provide a unifying reward structure across the Company
• Support entrepreneurial and long-term, strategic perspectives

Benefits
• Provide the access and means for employees to build financial security
• Reward service and retention
• Encourage individual ownership and accountability for personal financial security
• Pursue tax-advantaged compensation where available
• Provide adequate and competitive severance benefits for certain termination events

Risk Discussion

The Committee, with the assistance of the Company’s other independent directors, senior management and its  Compensation Advisor, has determined that the Company’s compensation policies and practices, including with respect to the Senior Executives, do not encourage excessive risk taking that is reasonably likely to have a material adverse effect on the Company.  This determination has taken into account the following design elements of the compensation policies and practices: mixture of cash and equity compensation, mixture of performance time horizons, use of multiple transparent financial metrics, avoidance of uncapped rewards and a rigorous auditing, monitoring and enforcement environment.

Role of the Committee

The Committee administers the Company's compensation programs consistent with the compensation philosophy and strategy, leveraging the various components of compensation.  As set forth in its charter, the Committee reviews at least annually all components of compensation for named executive officers, officers with the rank of Vice President or higher and employees having an annual base salary in excess of $175,000. At the end of 2011, the group of Senior Executives totaled 47 employees.  In addition, the Committee acts throughout the course of the year to address new hires, promotions and other compensation adjustments with respect to Senior Executives.

The Committee seeks the recommendation of senior management with respect to adjustments to base salary for, and both short- and long-term incentive awards to, Senior Executives other than named executive officers.  Compensation decisions with respect to named executive officers, including the Chief Executive Officer are made by the Committee, based on its judgment of performance, external market data and advice from its Compensation Advisor.  The  Committee has historically consulted, and expects to continue to consult, with the Chief Executive Officer and senior management, as well as its Compensation Advisor, in the exercise of its duties.  Notwithstanding such consultation, the Committee retains absolute discretion over all compensation decisions with respect to Senior Executives, including the named executive officers.

In general, at the Committee’s request, the Chief Executive Officer’s role with respect to compensation of the Company’s other named executive officers may include:

•	discussion of the competitive benchmarking data prepared by the Committee’s Compensation Advisor with respect to the Company’s other named executive officers;

•
consultation with the Committee on performance measures, target goals and short-term incentive awards applicable to the Company’s other named executive officers under the Company’s Annual Incentive Plan;1

•
review of the rationale and guidelines for the Company’s annual long-term incentive program and recommendation of grant structure and awards for the Company’s other named executive officers to the Committee; and

•	provision of information to the Committee regarding the job performance and overall responsibilities of the Company’s other named executive officers.

The Chief Executive Officer does not possess the right to call a meeting of the Committee, but the Committee would likely convene a meeting at his request.  The Chief Executive Officer may request a meeting with the Committee’s  Compensation Advisor at any time.

The Committee believes that the performance on which the Company’s named executive officers’ compensation is based should be assessed generally on an annual basis and over a longer period of time (but on a more frequent basis when appropriate) to ensure that their work supports both the Company's current and long-term strategic objectives.  Therefore, compensation decisions take into account a variety of factors, including:

•	Company operating and financial performance metrics;
•	Company share performance (both EPS and trading price);
•	a subjective evaluation of each named executive officer’s current performance (including his or her contributions to the Company's strategic objectives);
•	retention value;
•	past contributions; and
•	future potential.

While the subjective evaluation of individual performance and contributions of Company named executive officers is not formula driven, consideration is given to a range of performance and contribution criteria, along with external benchmarking, overall role and responsibilities and internal equity.  The individual performance and contribution criteria may include:

•	work ethic;
•	job knowledge/technical skills;
•	achievement of financial metrics (EPS, EBIT and budget);
•	achievement of defined operational goals;
•	achievement of strategic aims and targets;
•	achievement and contribution to special projects and transactions;
•	advancement in role/responsibility;
•	management of personnel/department;
•	problem analysis and mitigation;
•	utilization of human capital and material resources;
•	initiation of, and response to, change, crisis and deadlines;
•	management of the Company’s risk profile;
•	planning and organizational ability;
•	key decision-making;
•	time management;
•	communication and team development; and
•	personal actions and a positive attitude.

1 For 2011, with the exception of the Chairman of the Board and Chief Executive Officer and the Vice Chairman, President and Chief Operating Officer, who participated in the Second Amended Bonus Plan, each of the other named executive officers participated on the same performance measures and target goals as other Senior Executives under the Company’s Annual Incentive Plan.

Merit increases to base salary and awards under the Company’s short-term incentive programs tend to be based on Company operating and financial measures and individual performance in the preceding year.  Awards under the Company’s long-term incentive programs also reflect judgments as to prior performance and desire for employee retention as well as a desire to use a portion of compensation to further align senior management with the Company’s shareholders.

Role of the Compensation Advisor

During 2011, as well as during 2010, the Committee engaged Meridian Compensation Partners, LLC (“Meridian”) as its Compensation Advisor.  In 2010, the Compensation Advisor’s primary tasks were to evaluate the following components of the Company’s compensation program as benchmarked against industry and general peer organizations:

Segment	Assessment Components	Basis of Comparison
Executive Compensation
• Cash compensation
• Bonus measures and targets
• Stock grants and long-term performance compensation
• Prevalence of supplemental benefits, key perquisites and employment  and change in control severance agreements

• Individual valuations of approximately 20 executive positions • Each executive role compared to a comparable role at peer organizations

In addition to the items described above, the Compensation Advisor also provided additional executive and non-management director compensation advisory services throughout 2010 and 2011, including additional competitive market pay analyses, updates on best practices and current trends in compensation, annual and supplemental director fees, director equity awards, plan design advice, and compensation advisory support for legal, regulatory and accounting concerns, including participation in the preparation of the Company’s 2011 Compensation Discussion and Analysis.

While the Compensation Advisor did not make any specific compensation determinations with respect to the Company’s named executive officers, it did advise the Committee on certain specific compensation actions with respect to the Company’s named executive officers and made a recommendation with respect to value ranges of long-term incentive grants as well as the form of such equity compensation.

The Compensation Advisor was engaged by, and reported directly to, the Committee.  The Compensation Advisor attended meetings of the Committee and often participated in executive sessions with the Committee as well.  On an annual basis, the Committee also reviewed the Compensation Advisor’s performance and fees charged.  Both the Compensation Advisor and the Committee acknowledge that, in order to perform the services requested by the Committee, the Compensation Advisor needed to obtain information and data from, and otherwise interact with, management.  Management did not, however, direct the Compensation Advisor’s activities and any additional services to be performed by the Compensation Advisor at management’s suggestion were subject to the approval of the Committee.

Peer Analysis

In addition to such factors as Company and individual performance, the Committee also considered the competitiveness of the Company’s compensation programs as compared to its “peer group”.  At the request of the Committee, in 2010, the Compensation Advisor compared “total compensation” (base salary, short-term incentives and long-term incentives), both as to amount and form, for specified Company officer positions to comparable positions at the following companies in the energy industry:

• Atmos Energy Corporation • CenterPoint Energy • El Paso Corporation • EQT Corporation	• MDU Resources Group • National Fuel Gas • NiSource Inc. • ONEOK, Inc.	• Questar Corporation • Spectra Energy Corp. • The Williams Companies • TransCanada Corp.

The Company considered this peer group to be representative of the diverse natural gas business segments in which the Company competes for talent.

Performance of a regression analysis with respect to the peer group was determined not to be statistically significant.  Therefore, the Company’s Compensation Advisor also provided the Company with information from its general industry database, focusing on companies with annual revenues comparable to that of the Company. The companies used for this general industry review were as follows:

• Armstrong World Industries, Inc. • BorgWarner Inc. • Chicago Bridge and Iron Company • Chiquita Brands International, Inc.	• Donaldson Company, Inc. • Martin Marietta Materials, Inc. • McCormick & Company, Inc. • Molson Coors Brewing Corp. • Nalco Company • Packaging Corporation of America	• Rayonier Inc. • The Scotts Miracle-Gro Company • The Timberland Co. • Tupperware Corporation • Valmont Industries, Inc. • Williams-Sonoma, Inc.

Although results varied by individual, the survey found that the Company’s named executive officers, as well as most of the Senior Executives included in the analysis, fell within the middle half of their respective benchmarks in total compensation, consistent with the Company’s compensation philosophy and strategy.  The total compensation of Mr. Herschmann, however, represented a significant deviation from the benchmarking data provided by the Committee’s  Compensation Advisor.  The deviation was approved by the Compensation Committee in consultation with the Chief Executive Officer and the Company’s Compensation Advisor based primarily on the fact that the benchmarked positions did not adequately correspond to or accurately represent the level of responsibility or overall function of Mr. Herschmann within the organization.  As a result of this analysis, the Committee approved a total compensation package for Mr. Herschmann that was more similar to that of a chief executive officer rather than the chief operating officer benchmarked positions evaluated by the Compensation Advisor.  In making a determination with respect to Mr. Herschmann’s total compensation, the Committee was aware of Mr. Herschmann’s continued status as a partner of, and compensation by, the Kasowitz Firm.

The peer group analysis and the general industry review by the Company’s Compensation Advisor were conducted in 2010 but were not conducted again in 2011 due to the Company’s merger.  However, the Compensation Advisor did participate in various executive compensation matters in 2011.

Compensation of the Chief Executive Officer

Subject to the terms and conditions of the employment agreements described below, the compensation of the Chief Executive Officer is reviewed and evaluated by the Committee with the assistance of its Compensation Advisor.  With respect to 2011 performance, the Committee elected to submit compensation decisions with respect to the compensation of the Chief Executive Officer to the Independent Directors Committee of the Board for ratification.  The compensation of the Chief Executive Officer is based on factors similar to those utilized for the Company’s other named executive officers, but also includes consideration of the Chief Executive Officer’s dual role as the Chairman of the Board and Chief Executive Officer, his unique role as primary architect of the Company’s strategic vision, as well as his responsibility for achievement of the Company’s operational goals.  In addition to the foregoing, the Board evaluated certain other strategic, operational and financial goals in setting the compensation of the Chief Executive Officer.  The specific elements of compensation for the Chief Executive Officer and any differences in his compensation as compared to the Company’s other named executive officers are discussed below.

Employment Agreements

During 2008, the Company entered into employment agreements with each of its named executive officers and change-in-control severance agreements with approximately twenty additional officers. The employment agreements establish certain elements of such named executive officers' compensation, including base salary, eligibility and terms of short-term annual incentive bonus awards and eligibility and terms of long-term incentive equity awards, as well as compensation and benefits, if any, due upon termination of employment. Each employment agreement has a three-year term with successive one-year renewals, subject to non-renewal by either party.

The particular events chosen to trigger benefits upon termination of employment are based on common practices within our peer group for executive severance protections.  The termination benefits are intended to be consistent with competitive compensation practices and to protect stockholder value by (x) attracting and retaining senior management, and (y) in the context of a change in control, ensuring that executives consider all appropriate opportunities to increase stockholder value.

More specifically, the employment agreements provide that the base salary of each named executive officer at the time of the agreement cannot be reduced for the entire term of the employment agreement, that eligibility for an annual cash bonus, subject to achievement of defined financial and operational goals, cannot be for amounts less than the named executive officer’s current target percentage and that, in the event long-term equity awards are approved by the Committee, the named executive officers shall participate in such awards at levels commensurate with the equity awards granted in 2007 under the Company's equity award plan or otherwise consistent with the level, type and terms of such equity awards to other officers of the Company.

If the employment of any of the Company’s named executive officers is terminated (x) other than for cause (as defined in the employment agreements) by the Company or (y) for good reason (as defined in the employment agreements) by a Company named executive officer, the Company, in addition to certain other benefits described in the employment agreement, will make a lump sum cash severance payment to the named executive officer equal to a multiple of the named executive officer’s annual base salary and annual incentive bonus.  Under the terms of the employment agreements, the annual bonus amount shall be the higher of (i) the named executive officer’s target bonus for the year in which such termination occurs or (ii) the average bonus received by the named executive officer during the three fiscal years of the Company then ended.  For purposes of the employment agreements, Messrs. Lindemann and Herschmann would receive a severance payment at a 3x multiple while Messrs. Bond and Marshall and Ms. Gaudiosi would each receive a 2x multiple.

In addition, in the event of termination of employment by the Company other than for cause or by the named executive officer for good reason in the context of a change in control (as defined in the employment agreements), the named executive officer would be entitled to full vesting of outstanding equity incentive compensation awards (to the extent not already vested pursuant to the Company's stock and incentive plans) and to certain gross-up payments in respect of excise taxes, if any, imposed by Section 4999 of the Internal Revenue Code.

Under the terms of the employment agreements, payments by the Company to any Company named executive officer in connection with termination of employment would generally be conditioned upon delivery of a release of claims against the Company. The employment agreements also contain certain non-competition, non-solicitation and confidentiality provisions. The monetary value of the employment agreements under various termination scenarios is described under “Potential Payments upon Termination or a Change of Control” herein.

Base Salary/Annual Merit Adjustments

Subject to the terms and conditions of the employment agreements, base salaries for the Company’s named executive officers were determined at the discretion of the Committee, in consultation with the Chief Executive Officer, the President and Chief Operating Officer and the Company’s Compensation Advisor, as applicable, and were based on the various factors enumerated above.  The Committee considered adjustments to base salary for Company named executive officers on an annual basis and more frequently upon a change of circumstances.  Such changes included promotion into a senior executive role or an expansion of responsibilities.

For 2011, the base salaries of Messrs. Lindemann and Herschmann remained at their 2010 levels of $1,000,000 and $950,000, respectively.  During 2011, each of Messrs. Bond and Marshall and Ms. Gaudiosi received a salary increase as part of the Committee’s annual merit review.  The increase raised Mr. Bond’s base salary by $16,780 (or 3%) to $575,860 and each of Mr. Marshall’s and Ms. Gaudiosi’s base salary increased by $14,180 (or 3%) to $486,680.

For 2012, the base salaries for the named executive officers remained the same as in 2011.

Short-Term Incentive Awards

All of the Company’s short-term incentive plans were approved by the Committee and, in the case of the Second Amended Bonus Plan discussed below, by the Company’s stockholders.  For 2011, with the exception of Messrs. Lindemann and Herschmann and members of the Company’s distribution segment collective bargaining units, all of the Company’s employees (including Messrs. Bond and Marshall and Ms. Gaudiosi) were eligible for an annual cash bonus under the Southern Union Company Annual Incentive Plan.

Southern Union Company Annual Incentive Plan

Under the Southern Union Company Annual Incentive Plan, the Committee approved separate annual financial and operational performance metrics for corporate employees and employees of each business segment as the basis for funding bonus pools.  Applicable financial performance metrics for 2011 included: (i) a “stretch” Company earnings per share (“EPS”) metric for corporate employees, which was intended to align employee and stockholder interests; (ii) both Company EPS and a business segment earnings before interest and taxes-based performance metric (“EBIT”) for business segment employees, which was intended to drive not only achievement of business segment operating plans but also alignment of employee and stockholder interests; and (iii) certain non-EPS and/or non-EBIT-based performance metrics for business segment employees that were intended to measure operational performance, including customer service.  In order to be eligible for bonus awards under the Annual Incentive Plan for any fiscal year, at least 90% of the EPS and EBIT-based performance metrics must be achieved and 100% of any other performance metric must be achieved for related bonus award opportunities.  Upon achievement of the required applicable performance metric, the threshold bonus amounts relating to such applicable performance metric would be eligible for funding.  Achievement of an individual performance metric results in contribution to overall bonus pool funding within a range from 50% to 120%, as applicable.  The threshold bonus amounts are 50% of the targeted bonus amounts while the maximum bonus amounts are 120% of the targeted bonus amounts for results in excess of the performance metrics.  Under the plan, cash bonuses typically are paid in the first quarter of each year for performance during the prior year.  In 2011, after taking into account certain adjustments as related to EPS and EBIT and reviewing the non-EPS and non-EBIT performance metric results, the Committee determined that the corporate employees and the business segment employees achieved from 0% to 102.3% of their EPS/EBIT performance metrics and from 94.1% to 103.6% of their non-EPS and/or non-EBIT performance metrics.

For 2011, Mr. Marshall and Ms. Gaudiosi had a stretch EPS performance metric of $1.859 for eligibility for a 100% bonus target payout under the Annual Incentive Plan.  With respect to Mr. Bond, 60% of his bonus opportunity was tied to the Company EPS performance metric and the remaining 40% was based on a combination of certain business unit performance metrics related to Panhandle Energy’s capital expenditures, operating and maintenance expenditures and EBIT-based performance.  For 2011, for 100% bonus pool funding contribution, Panhandle Energy had a capital expenditure performance metric of approximately $621,155,000; an operating and maintenance expenditure performance metric of approximately $422,514,945; and an EBIT-based performance metric of approximately $516,953,000.  Each of such Panhandle Energy metrics included a stretch component.  Each of Messrs. Bond and Marshall and Ms. Gaudiosi had threshold, target and maximum bonus opportunities of 25%, 50% and 60% of their respective base salaries.  See the Grants of Plan-Based awards chart on page 24 for such threshold, target and maximum bonus amounts.

For 2011, the Company’s adjusted EPS for Annual Incentive Plan purposes was $1.826, or 98.2% of the performance metric, resulting in eligibility for a payout of 84.1% of target bonuses.  Panhandle Energy’s results were as follows: capital expenditure performance metric result was $599,731,000, or 103.6% of the performance metric, resulting in eligibility for a payment of 120% of target bonuses; operating and maintenance expenditure performance metric result was $412,956,938 or 102.3% of the performance metric, resulting in eligibility for a payment of 104.6% of target bonuses; and the EBIT-based result was $528,621,000 or 102.3% of the performance metric, resulting in eligibility for a payout of 104.5% of target bonuses.  For 2011, the Committee considered the Company’s actual results, the above-defined performance metrics and undertook a subjective evaluation of the individual performance and contributions of each named executive officer, including the criteria described above.  Mr. Bond received a bonus payment of $270,957, Mr. Marshall received a bonus payment in the amount of $204,649 and Ms. Gaudiosi received a bonus payment in the amount of $204,649.

Second Amended Bonus Plan

In 2011, Messrs. Lindemann and Herschmann participated in the Second Amended Bonus Plan.  The Committee set a financial performance goal for each of Messrs. Lindemann and Herschmann for the 2011 fiscal year and for the fiscal quarters ended June 30, 2011 and September 30, 2011, as permitted under the Second Amended Bonus Plan and in compliance with the performance-based compensation exemption under Internal Revenue Code Section 162(m). Cash bonuses paid in accordance with such plan, which limits annual payments payable to any eligible executive to not more than 2.5% of annual Consolidated Net Income (as that term is defined in the Second Amended Bonus Plan), but in no event to exceed $6,000,000 in the aggregate for any eligible executive, are intended to constitute “qualified performance-based compensation” for purposes of Internal Revenue Code Section 162(m), such that awards thereunder are not subject to the $1,000,000 limit on deductibility.  Quarterly payments payable to any eligible executive in the Second Amended Bonus Plan are limited to not more than 4% of quarterly Consolidated Net Income (as that term is defined in the Second Amended Bonus Plan).  For Messrs. Lindemann and Herschmann, the Committee set a Consolidated Net Income goal of $150 million for the 2011 fiscal year and a Consolidated Net Income goal of $30 million for the fiscal quarter ended June 30, 2011 and $30 million for the fiscal quarter ended September 30, 2011.

The Committee may use “negative discretion” in setting payouts under the Second Amended Bonus Plan. Incentive awards are payable, subject to the Committee’s negative discretion, if the specified Consolidated Net Income goal is achieved. The Committee may exercise its negative discretion to reflect other designated factors that measure corporate and individual performance. Any such reduction is not a negative reflection on the performance of the Company or its participants under the Second Amended Bonus Plan, but rather is intended to ensure maximum flexibility with respect to the payment of performance-based bonuses, and qualify for full deductibility of the incentive awards under Internal Revenue Code Section 162(m).

As indicated above, the Second Amended Bonus Plan provides for significant discretion to the Committee to approve, disapprove or reduce a bonus award, even if the designated Consolidated Net Income goal is achieved.  For 2011, both Messrs. Lindemann and Herschmann had targeted bonus payouts of 200% of their base compensation, or $2 million and $1.9 million, respectively.  As part of its exercise of negative discretion, the Committee was permitted to consider additional factors and goals related to Company strategic, operational and financial performance, achievement of which are determinative in the evaluation of whether to award a bonus payment or to reduce an otherwise payable bonus amount.  Such factors and goals considered by the Committee in determining the awards included:  (i) actual Company performance; (ii) achievement of earnings per share in the range of Company guidance provided in March 2011; (iii) successful completion of the Florida Gas Transmission Company Phase VIII expansion project (the “Phase VIII Project”); (iv) continued progress on the Company’s other organic growth projects; (v) successful financing projects, including the amendment, refinancing and upsizing of the Company’s credit facilities; (vi) successful resolution of certain litigation matters and (vii) significant continued appreciation in the price of Company common stock during 2011.

The Committee determined that each of the Consolidated Net Income goal for the 2011 fiscal year and the Consolidated Net Income goal for the fiscal quarters ended June 30, 2011 and September 30, 2011 had been achieved.  The Committee also noted achievement of the strategic, operational and financial goals described above.  Thereafter, the Committee, in its discretion, determined to make annual incentive bonus awards under the Second Amended Bonus Plan based on their superior 2011 performance to each of Messrs. Lindemann and Herschmann in the maximum permitted amount of $1,550,560, as well as quarterly incentive bonus awards to each of them in the maximum permitted amounts of $2,318,880 for the fiscal quarter ended June 30, 2011 and $2,130,560 for the fiscal quarter ended September 30, 2011.  Such quarterly bonuses were consistent with the Company’s stated philosophy of providing timely recognition of performance and accomplishments.

The bonuses for which Messrs. Lindemann and Herschmann are eligible are significantly greater than those applicable to the Company’s other named executive officers, although generally within the benchmarked ranges for chief executive officers.  This recognizes the value of these executives to the development and achievement of the Company’s strategic goals, while encouraging superior performance by virtue of a greater percentage of the executives’ total compensation being “at-risk”.

One-Time Awards

In addition to short-term incentive awards under Company plans, the Committee may, in its discretion, authorize one-time awards payable in cash or equity.  No such awards were made to the Company’s named executive officers in 2011.

Long-Term Incentive Awards

Long-term incentive awards were subject to the Company’s stockholder-approved Stock and Incentive Plan.  Under the plan, awards may be made to directors, officers, employees and agents of, and other providers of services to, the Company in the form of incentive options, non-statutory options, stock appreciation rights (“SARs”), stock awards, performance units and other equity-based rights, all as described in the plan.  The long-term incentive grants approved by the Committee for 2011 were in the form of cash restricted stock units. The significant elements of cash restricted stock units are as follows:

•	Each unit settles in cash in an amount equal to the closing price of Company stock on the date that the restrictions lapse.
•	The restrictions on the units will lapse in pro-rata amounts on each of the first three anniversaries of the grant date.
•	The restriction lapse period on the units will accelerate in the event of a change in control of the Company. The acceleration will result in the lapse of all restrictions immediately.

In December 2011, the Committee authorized a grant of cash restricted stock unit awards to certain Company officers and non-officer personnel.  The cash restricted stock units awarded to the Company’s named executive officers permit each of them to receive cash in an amount equal to a specified number of shares of the Company’s common stock valued at the closing price of the Company’s common stock on the dates such restrictions expire.  Restrictions on each such award will expire in equal amounts on the first, second and third anniversaries of the grant date, unless the restrictions or the underlying award are earlier terminated in accordance with the Stock and Incentive Plan or the applicable award agreement.  Restrictions on such awards lapse in the event of a change of control of the Company and the restrictions on the awards of Messrs. Lindemann and Herschmann also lapse in the event of their death, disability or termination without cause.  For purposes of the Merger, the cash restricted stock units awarded will be treated in accordance with the terms and conditions of the Merger Agreement.  The 2011 awards to the Company’s named executive officers were as follows:

Name	Cash Restricted Stock Units
George L. Lindemann	71,293
Eric D. Herschmann	71,293
Richard N. Marshall	11,289
Robert O. Bond	7,724
Monica M. Gaudiosi	7,724

The Committee believes that the vehicles utilized with respect to the long-term incentive awards in 2011 provide a clear and effective combination of retention incentive, prudent use of the equity approved by the stockholders for issuance under the Stock and Incentive Plan and recognition of the impending impact of the Merger.

The long term incentive awards to Messrs. Lindemann and Herschmann were at a significantly higher value than the awards to the Company’s other named executive officers, although generally within the benchmarked ranges for chief executive officers, in recognition of the value of these executives to the development and achievement of the Company’s strategic goals.

Benefits; Perquisites

The Company provides for the benefit of its employees a full range of usual and customary employee benefits.  These include medical, dental and vision insurance; life, accidental death and dismemberment and short-term disability insurance; as to certain business segments, pension and retiree medical coverage; and a 401(k) plan, supplemented as to certain employees by additional employer contributions to a “retirement power account” (“RPA”). RPA percentages applicable to the Company’s named executive officers range from 4.5% to 12.05% and are contributed on base salary and bonus compensation up to $245,000.  The Company match and RPA percentages vary across business segments but generally vest in equal percentages over the employee’s first five years of service.  In addition, employees receive typical vacation, personal days, sick leave and holidays.  Terminated employees may be eligible for severance payments not to exceed one year’s base salary.  Employees transferring between Company locations or new hires may be offered relocation benefits.  Benefit programs vary by business segment and may also be subject to the terms of applicable collective bargaining agreements.  These benefits are available to employees generally; no plans exist for the sole benefit of Senior Executives or Company named executive officers.  The Company also maintains the Supplemental Plan for corporate employees at or above the director level; the Company does not offer matching in respect of deferred amounts.

In addition, under the Company’s corporate aircraft policy, Mr. Lindemann and his spouse were encouraged to use Company aircraft for all business and non-business purposes for their personal security and safety.

Tax and Accounting Implications

As part of its role, the Committee reviewed and considered the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that the Company may not deduct compensation of more than $1,000,000 paid to certain individuals.  The Committee generally structured and administered executive compensation plans and arrangements so that the Company would not be subject to the deduction limit of Section 162(m) of the Internal Revenue Code. The  Committee from time to time was entitled to approve payments that could not be deducted in order to maintain flexibility in structuring appropriate compensation programs in the interest of stockholders.

Conclusion

The Committee believes that the compensation awarded in 2011 embodies the Company’s compensation philosophy and strategy.  The Company’s compensation actions supported numerous strategic, structural and competitive transitions during the past year.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee has been or is an officer or employee of the Company. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our Board of Directors or Compensation Committee. No member of our Board of Directors is an executive officer of a company in which one of our executive officers serves as a member of the board of directors or compensation committee of that company.

Compensation Committee Report

In connection with the Merger of the Company, all of the Company’s compensation committee members were removed from the Company by operation of law, effective as of March 26, 2011.  Since the Merger, the Company has not had, and does not currently have, a compensation committee.  Also, none of the current directors or senior management of the Company were involved in the review and discussion of the activities described in the section entitled “Compensation, Discussion and Analysis” included in this Report.  Accordingly, the Company cannot furnish a compensation committee report in this Report on Form 10-K/A.

2011 Executive Compensation

 Summary Compensation Table

The table below summarizes the total compensation awarded or attributable to each of the Company’s named executive officers for the year ended December 31, 2011. When setting total compensation for each of the Company’s named executive officers, the Compensation Committee reviewed each element of current compensation for all of the Company’s named executive officers, including equity and non-equity based compensation.

Each of the Company’s named executive officers was eligible to receive a bonus payment for the year ended December 31, 2011 under either the Annual Incentive Plan or the Second Amended Bonus Plan.  The bonus amounts paid under either the Annual Incentive Plan or the Second Amended Bonus Plan are tied to performance objectives and are listed under “Non-Equity Incentive Plan Compensation” in the table below.  Such annual bonus amounts were determined by the Compensation Committee as to the Company’s named executive officers on March 16, 2012 meeting and, to the extent not deferred by the applicable executive, were paid on March 23, 2012.  In addition, quarterly bonus amounts were approved by the Compensation Committee as to Messrs. Lindemann and Herschmann with respect to the Company’s fiscal quarters ended June 30, 2011 and September 30, 2011 and were paid on August 26, 2011 and November 11, 2011, respectively.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)(1)	(f)(2)	(g)	(h)	(i)	(j)
George L. Lindemann Chairman of the Board and Chief Executive Officer	2011 2010 2009	1,000,000 1,000,000 1,038,462	-0- -0- -0-	3,000,009 -0- 732,601	-0- 3,179,052 2,709,882	6,000,000(3) 3,250,000 2,560,000	-- -- --	436,411(4) 275,542 136,359	10,436,420 7,704,594 7,177,304
Eric D. Herschmann Vice Chairman of the Board and President and Chief Operating Officer	2011 2010 2009	950,000 950,000 986,538	-0- -0- -0-	3,000,009 2,441,585 2,448,744	-0- 755,026 817,951	6,000,000(3) 3,150,000 2,560,000	-- -- --	71,336 (5)(6) 31,568 23,885	10,021,345 (6) 7,328,179 6,837,118
Richard N. Marshall Senior Vice President and Chief Financial Officer	2011 2010 2009	486,680 460,385 467,308	-0- -0- -0-	475,041 240,089 302,024	-0- 211,938 272,654	204,649 212,861 225,000	-- -- --	46,096 (7) 40,592 40,054	1,212,466 1,165,865 1,307,040
Robert O. Bond Senior Vice President, Pipeline Operations	2011 2010 2009	575,860 554,191 571,154	-0- -0- -0-	325,026 240,089 254,331	-0- 211,938 229,605	270,957 256,877 206,425	-- -- --	25,255 (8) 26,155 25,839	1,197,098 1,289,250 1,287,354
Monica M. Gaudiosi Senior Vice President & General Counsel	2011 2010 2009	486,680 460,385 467,308	-0- -0- -0-	325,026 240,089 302,024	-0- 211,938 272,654	204,649 185,000 225,000	-- -- --	27,598 (9) 28,317 21,946	1,043,953 1,125,729 1,288,932

(1)
For a description of the assumptions made in calculating the grant date fair value of the restricted stock in accordance with FASB Accounting Standards Codification Topic 718, Compensation-Stock Compensation, see Note 14 to the Company’s footnotes to its audited financial statements included in its Form 10-K for the year ended December 31, 2011.  There were no forfeitures during this time period.

(2)
For a description of the assumptions made in calculating the grant date fair value of the options in accordance with FASB Accounting Standards Codification Topic 718, Compensation-Stock Compensation, see Note 14 to the Company’s footnotes to its audited financial statements included in its Form 10-K for the year ended December 31, 2011.  There were no forfeitures during this time period.

(3)
This amount represents the named executive officer’s qualified performance-based compensation for purposes of IRC Section 162(m) for the year ended December 31, 2011.  Each of Messrs. Lindemann and Herschmann received a quarterly incentive bonus award under the Second Amended Bonus Plan for the quarter ended June 30, 2011 in the amount of $2,318,880 and for the quarter ended September 30, 2011 in the amount of $2,130,560.  Each of Messrs. Lindemann and Herschmann received annual incentive bonus awards under the Second Amended Bonus Plan in the amount of $1,550,560.

(4)
Of this amount, $14,700 relates to Company contributions to Mr. Lindemann’s 401(k) plan, $20,825 relates to non-discretionary Company contributions to his RPA, $2,820 relates to life insurance premiums paid by the Company and $398,066 relates to the incremental cost to the Company of the personal use of Company aircraft by Mr. Lindemann and his spouse. The incremental cost to the Company of the personal use of Company aircraft is calculated based on the actual variable operating costs to the Company.  Variable operating costs include fuel costs, mileage, maintenance, crew travel expenses, catering and other miscellaneous variable costs.  The fixed costs that do not change based on usage, such as pilot salaries, the lease costs of the Company aircraft, hangar expense and general taxes and insurance, are excluded from the incremental cost calculation.  The Company has adopted a corporate aircraft policy that encourages Mr. Lindemann and his spouse to use Company aircraft for all business and non-business purposes for their personal security and safety.

(5)
Of this amount, $14,700 relates to Company contributions to the officer’s 401(k) plan, $11,025 relates to non-discretionary Company contributions to the officer’s RPA, $1,980 relates to life insurance premiums paid by the Company, $4,490 relates to the cost of personal cell phone usage by Mr. Herschmann and $39,141 relates to the incremental cost to the Company of the personal use of Company aircraft by Mr. Herschmann.

(6)
Mr. Herschmann is a partner of, and is compensated by, the Kasowitz Firm, which provides legal services to the Company and certain of its affiliates.  Not included in this amount is $9,503,159 in legal fees (including reimbursement of expenses) for which the Kasowitz Firm billed the Company in 2011.

(7)
Of this amount, $14,700 relates to Company contributions to the officer’s 401(k) plan, $29,523 relates to non-discretionary Company contributions to the officer’s RPA and $1,873 relates to life insurance premiums paid by the Company.

(8)
Of this amount, $12,250 relates to Company contributions to the officer’s 401(k) plan, $11,025 relates to non-discretionary Company contributions to the officer’s RPA and $1,980 relates to life insurance premiums paid by the Company.

(9)
Of this amount, $14,700 relates to Company contributions to the officer’s 401(k) plan, $11,025 relates to non-discretionary Company contributions to the officer’s RPA and $1,873 relates to life insurance premiums paid by the Company.

 Grants of Plan-Based Awards

The following table sets forth information regarding all short-term (non-equity) and long-term (equity) incentive plan awards that were made to the Company’s named executive officers during 2011. This information supplements the dollar value disclosure of equity and non-equity incentive awards in the Summary Compensation Table by providing additional details about such awards. Non-equity incentive plan awards are awards that are not subject to FASB Accounting Standards Codification Topic 718, Compensation-Stock Compensation, and are intended to serve as an incentive for performance to occur over a specified period, typically a year.  Generally, equity incentive-based awards are subject to a performance condition or a market condition as those terms are defined by FASB Accounting Standards Codification Topic 718, Compensation-Stock Compensation; none of the Company’s equity incentive-based awards granted during 2011 were subject to market conditions.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Under-lying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
		Threshold	Target	Maximum	Threshold	Target	Maximum
		($)	($)	($)	($)	($)	($)	(#)	(#)	($/Sh)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
George L. Lindemann		(2)	2,000,000(2)	6,000,000(2)(3)
	11/6/11							71,293(4)			3,000,009

Eric D. Herschmann		(2)	1,900,000(2)	6,000,000(2)(3)
	11/6/11							71,293(4)			3,000,009

Richard N. Marshall
	11/6/11	121,670	243,340	292,008				11,289(4)			475,041

Robert O. Bond
	11/6/11	143,965	287,930	345,516				7,724(4)			325,026

Monica M. Gaudiosi
	11/6/11	121,670	243,340	292,008				7,724(4)			325,026

(1)
Represents threshold, target and maximum payout levels under the Annual Incentive Plan or, as to Messrs. Lindemann and Herschmann, the Second Amended Bonus Plan, for 2011 performance. The actual amount of incentive bonus paid to each Company named executive officer with respect to 2011 performance is reported under the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table. Additional information regarding the design of the Annual Incentive Plan and the Second Amended Bonus Plan is included in Compensation Discussion and Analysis beginning on page 12.  In certain limited and unique circumstances, with the exception of Messrs. Lindemann and Herschmann, whose maximum bonus is restricted in accordance with the Second Amended Bonus Plan, the Compensation Committee may make incentive bonus awards in excess of any estimated maximum payout amounts.  In 2011, the Compensation Committee did not make any incentive bonus awards in excess of the estimated maximum payout amounts.

(2)	The Compensation Committee may exercise negative discretion to reduce such incentive bonus award to zero.
(3)
In 2011, Messrs. Lindemann and Herschmann participated in the Second Amended Bonus Plan.  The Committee set a financial performance goal for each of Messrs. Lindemann and Herschmann for the 2011 fiscal year and for the fiscal quarters ended June 30, 2011 and September 30, 2011, as permitted under the Second Amended Bonus Plan and in compliance with the performance-based compensation exemption under Internal Revenue Code Section 162(m). Cash bonuses payable under such plan to any eligible executive are limited to not more than 2.5% of annual Consolidated Net Income (as that term is defined in the Second Amended Bonus Plan), but in no event to exceed $6,000,000 in the aggregate for any eligible executive.  Quarterly payments payable to any eligible executive in the Second Amended Bonus Plan are limited to not more than 4% of quarterly Consolidated Net Income (as that term is defined in the Second Amended Bonus Plan).  For Messrs. Lindemann and Herschmann, the Committee set a Consolidated Net Income goal of $150 million for the 2011 fiscal year and a Consolidated Net Income goal of $30 million for each of the fiscal quarter ended June 30, 2011 and September 30, 2011.  The Committee determined that each of the Consolidated Net Income goal for the 2011 fiscal year and the Consolidated Net Income goal for the fiscal quarters ended June 30, 2011 and September 30, 2011 had been achieved.  The Committee also noted achievement of the strategic, operational and financial goals described in Compensation Discussion and Analysis—Second Amended Bonus Plan on page 19 above.  Thereafter, the Committee determined to exercise its “negative discretion” in setting the payouts under the Second Amended Bonus Plan to Messrs. Lindemann and Herschmann of annual incentive bonus awards to each of them of $1,550,560, as well as quarterly incentive bonus awards to each of them in the maximum permitted amounts of $2,318,880 for the fiscal quarter ended June 30, 2011 and $2,130,560 for the fiscal quarter ended September 30, 2011.

(4)	Cash Restricted Stock Units (settled in cash)

Outstanding Equity Awards at December 31, 2011

	OPTION AWARDS				STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
	Exercisable	Unexercisable
	(#)	(#)	($)		(#)	($)
(a)	(b)	(c)	(e)	(f)	(g)	(h)
George L. Lindemann		441,469(1)	28.48	12/17/2017
	500,000	-0-	12.55	12/15/2018
	309,450 160,839	154,726(2) 321,678(3)	21.64 24.80	12/15/2019 12/13/2020	58,022 (4) 11,942 (5) 71,293 (17)	2,443,306 502,878 3,002,148
Eric D. Herschmann	262,500	-0-	23.62	6/27/2015
	100,000	-0-	23.63	12/30/2015
	275,629	-0-	28.48	12/17/2017
	202,934	-0-	12.55	12/15/2018
	93,404	46,703(6)	21.64	12/15/2019
	38,199	76,399(7)	24.80	12/13/2020
					39,915 (8)	1,680,821
					68,972 (9) 71,293 (17)	2,904,411 3,002,148
Richard N. Marshall	8,269	-0-	16.83	02/06/2014
	683	-0-	24.06	07/26/2015
	19,299 (10)	-0-	28.07	12/28/2016
	38,685 (10)	-0-	28.48	12/17/2017
	95,336 (10)	-0-	12.55	12/15/2018
	31,134 (10)	15,569 (11)	21.64	12/15/2019
	10,722 (10)	21,446 (16)	24.80	12/13/2020
					4,435 (12)	186,758
					6,454 (13) 11,289 (17)	271,778 475,380
Robert O. Bond	16,538	-0-	16.83	02/06/2014
	100,000	-0-	22.68	11/11/2015
	23,753 (10)	-0-	28.07	12/28/2016
	60,445 (10)	-0-	28.48	12/17/2017
	95,336 (10)	-0-	12.55	12/15/2018
	26,218 (10)	13,111 (14)	21.64	12/15/2019
	10,722 (10)	21,446 (16)	24.80	12/13/2020
					3,736 (15)	157,323
					6,454 (13) 7,724 (17)	271,778 325,258
Monica M. Gaudiosi	1,365	-0-	24.06	07/26/2015
	25,000	-0-	22.68	11/11/2015
	23,753 (10)	-0-	28.07	12/28/2016
	38,685 (10)	-0-	28.48	12/17/2017
	95,336 (10)	-0-	12.55	12/15/2018
	31,134 (10)	15,569 (11)	21.64	12/15/2019
	10,722 (10)	21,446 (16)	24.80	12/13/2020
					4,435 (12)	186,758
					6,454 (13) 7,724 (17)	271,778 325,258

(1)	These employee stock options awarded on December 17, 2007 vest in full on December 17, 2012.

(2)	These employee stock options awarded on December 15, 2009 vest in full on December 15, 2012.

(3)	Of these employee stock options awarded on December 13, 2010, 160,839 will vest on December 13, 2012 and 160,839 will vest on December 13, 2013.

(4)	The restrictions on these restricted shares awarded on December 17, 2007 expire in full on December 17, 2012.

(5)	The restrictions on these restricted shares awarded on December 15, 2009 will expire on December 15, 2012.

(6)	These employee stock options awarded on December 15, 2009 vest in full on December 15, 2012.

(7)	Of these employee stock options awarded on December 13, 2010, 38,199 will vest on December 13, 2012 and 38,200 will vest on December 13, 2013.

(8)	The restrictions on these restricted shares awarded on December 15, 2009 will expire on December 15, 2012.

(9)
Of these restricted shares awarded on December 13, 2010, the restrictions on 34,486 restricted shares will expire on December 13, 2012 and the restrictions on 34,486 restricted shares will expire on December 13, 2013.

(10)
The SARs are fully vested and exercisable.  Upon exercise, the named executive officer will receive shares of common stock in an amount equal to the increase in the trading price at the time of exercise as compared to the grant date exercise price.

(11)
SARs will be settled in shares of common stock at an exercise price of $21.64 per share, which was equal to the closing price on the grant date. On December 15, 2012, the remaining 15,569 SARs will vest.

(12)
The restricted units awarded on December 15, 2009 permit the recipient to receive, on predetermined dates upon expiration of applicable restrictions, cash in an amount equal to a specified number of shares of the Company's common stock valued at the closing price of the Company's common stock on such dates.  Restrictions on these 4,435 restricted units will expire on December 15, 2012.

(13)
The restricted units awarded on December 13, 2010 permit the recipient to receive, on predetermined dates upon expiration of applicable restrictions, cash in an amount equal to a specified number of shares of the Company's common stock valued at the closing price of the Company's common stock on such dates.  Restrictions on 3,227 restricted units will expire on December 13, 2012 and restrictions on 3,227 restricted units will expire on December 13, 2013.

(14)
SARs will be settled in shares of common stock at an exercise price of $21.64 per share, which was equal to the closing price on the grant date.  On December 15, 2012, the remaining 13,111 SARs will vest.

(15)
The restricted units awarded on December 15, 2009 permit the recipient to receive, on predetermined dates upon expiration of applicable restrictions, cash in an amount equal to a specified number of shares of the Company's common stock valued at the closing price of the Company's common stock on such dates.  Restrictions on 3,736 restricted units will expire on December 15, 2012.

(16)
These SARs awarded on December 13, 2010 will be settled in shares of common stock at an exercise price of $24.80 per share, which was equal to the closing price on the grant date.  Restrictions on 10,723 restricted units will expire on December 13, 2012 and restrictions on 10,723 restricted units will expire on December 13, 2013.

(17)
The cash restricted units awarded on November 6, 2011, permit the recipient to receive, on predetermined dates upon expiration of applicable restrictions, cash in an amount equal to a specified number of shares of the Company's common stock valued at the closing price of the Company's common stock on such dates.  Restrictions on the award will expire in equal annual installments on the first, second and third anniversaries of the grant date.

 Option Exercises and Stock Vested

Name	OPTION AWARDS		STOCK AWARDS
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)
George L. Lindemann			11,941 (1)	499,970
Eric D. Herschmann			69,022 (1)	2,889,951
			39,914 (1) 34,485 (1)	1,671,199 1,440,438
Richard N. Marshall			7,732 (2)	323,739
			4,435 (2) 3,227 (2)	185,693 134,792
Robert O. Bond			7,732 (2) 3,734 (2) 3,227 (2)	323,739 156,343 134,792
Monica M. Gaudiosi			7,732 (2)	323,739
			4,435 (2)	185,693
			3,227 (2)	134,792
(1)	This grant of restricted stock settled on the date of the expiration of the restrictions, resulting in the delivery of shares to the named executive officer.

(2)
This grant of restricted units settled on the date of expiration of the restrictions, resulting in the delivery of cash in an amount equal to the specified number of shares of the Company’s common stock valued at the closing price of the Company’s common stock on the date the restrictions expired.

 Non-Qualified Deferred Compensation

Pursuant to the Company’s Supplemental Plan, certain executives, including Company named executive officers, may defer salary and bonus earned.  Deferral elections are made by eligible executives in December of each year for amounts to be earned in the following year. An executive may defer all or a portion of his or her salary and bonus under this plan. The investment options available to an executive under the deferral program vary, but include Company stock and publicly available mutual funds. Any distribution of holdings in Company stock under the Supplemental Plan must be made in Company stock in an amount of shares equal to the aggregate balance in the plan at the time of distribution.

Name	Executive Contributions in 2011	Company Contributions in 2011	Aggregate Earnings or Losses in 2011	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2011
	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)(1)	(e)	(f)
George L. Lindemann	-0-	-0-	$2,706,821	-0-	$6,170,901
Eric D. Herschmann(2)	-0-	-0-	-0-	-0-	-0-
Richard N. Marshall	-0-	-0-	$220,648	-0-	$716,775
Robert O. Bond(2)	-0-	-0-	-0-	-0-	-0-
Monica M. Gaudiosi(2)	-0-	-0-	-0-	-0-	-0-

(1)
Represents aggregate earnings or losses on the market value of the named executive officer’s holdings under the Company’s Supplemental Plan.  Any returns on the funds contributed pursuant to this plan (whether positive or negative) are solely due to market conditions.  Named executive officers who make deferral elections under the Supplemental Plan are not entitled to receive payments of cash interest from the Company. Moreover, deferrals may only be invested in Company stock or available mutual funds for which earnings are calculated on a market value basis.  The value of the deferrals is calculated and available to the participating executives daily based on that day’s market price for Company stock or the publicly available mutual fund shares.

(2)	The named executive officer either does not participate, or is not eligible to participate, in the Company’s Supplemental Plan.

 Potential Payments upon Termination or a Change of Control

As described in Compensation Discussion and Analysis, the Company has entered into employment agreements with each of its named executive officers and maintains plans that provide for certain compensation in the event their employment terminates or upon a change in control of the Company.  As required to be disclosed by SEC rules, the amount of compensation that would have been payable to each named executive officer effective December 31, 2011 is listed in the tables below.  The actual amounts paid or to be paid to the named executive officers as a result of the Merger that occurred on March 26, 2012 vary in material respects from the amounts disclosed below due to the difference in the timing of the change of control and the qualifying terminations, the amount of salary and bonuses being earned by the named executive officers at the time of termination, and various assumptions relating to the excise tax imposed on the “excess parachute payments” as defined in Section 280G of the Internal Revenue Code (including certain gross-up payments in respect of such excise taxes imposed by Section 4999 of the Internal Revenue Code).

George L. Lindemann
Executive Benefits and Payments as of December 31, 2011	Voluntary Termination	Normal Retirement (55 years old and 20 years of service)	Other than for Cause; For Good Reason	For Cause Termination	Other than for Cause; for Good Reason (following Change of Control)	Change-of- Control Only	Death	Disability
Compensation:
Severance(1)	--	--	$14,809,999	--	$14,809,999	--	--	--
Short-term Incentive(2)	--	--	$1,550,560	--	$1,550,560	--	$1,550,560	$1,550,560
Long-term Incentives
Restricted Stock Unexpired and Accelerated(3)	--	--	$5,948,332	--	$5,948,332	$5,948,332	$5,948,332	$5,948,332
Stock Options Unvested and Accelerated(3)	--	--	$14,752,710	--	$14,752,710	$14,752,710	$14,752,710	$14,752,710
Restricted Units Unexpired and Accelerated	--	--	--	--	--	--	--	--
SARs Unvested and Accelerated	--	--	--	--	--	--	--	--
Nonqualified Deferred Compensation Plan(4)	$6,170,901	$6,170,901	$6,170,901	$6,170,901	$6,170,901	--	$6,170,901	$6,170,901
Benefits and Perquisites:
Retirement Benefits(5)	--	$79,170	$79,170	--	$79,170	--	--	$79,170
Post-employment Health Care	--	--	$85,827	--	$85,827	--	--	--
Life Insurance Proceeds	--	--	--	--	--	--	$400,000	--
Disability Benefits	--	--	--	--	--	--	--	$180,000
Accrued Vacation Pay	$134,615	$134,615	$134,615	$134,615	$134,615	--	$134,615	$134,615
Outplacement Services	--	--	$20,000	--	$20,000	--	--	--
Section 280G Tax Gross-up(6)	--	--	--	--	$6,759,551	--	--	--
Total:	$6,305,516	$6,384,686	$43,552,114	$6,305,516	$50,311,665	$20,701,042	$28,957,118	$28,816,288

(1)
Mr. Lindemann's employment agreement provides that if the Company terminates Mr. Lindemann's employment other than for cause or disability, or if Mr. Lindemann terminates employment for good reason, the Company must provide Mr. Lindemann, among other things, a lump-sum cash payment equal to the result of multiplying (i) the sum of (A) his annual base salary, plus (B) the higher of (a) his target annual bonus for the year in which the date of termination occurs or (b) his average annual bonus during the last three completed fiscal years of the Company immediately preceding the date of termination by (ii) three.  For purposes of this illustration, the average of Mr. Lindemann’s 2011, 2010 and 2009 fiscal year bonuses were used in the above calculation.

(2)
Represents a lump-sum cash payment equal to his annual bonus for the fiscal year ended December 31, 2011, subject to the discretion of the Compensation Committee and requirements of his employment agreement.

(3)	These amounts assume the closing price of the Company's stock as of December 30, 2011, which was $42.11 per share.
(4)
Mr. Lindemann has made an irrevocable election to receive a single, lump-sum payment of his holdings under the Company’s nonqualified deferred compensation plan, payable no later than January 31 of the year following his termination.  Mr. Lindemann is already fully vested in this amount.

(5)	Retiree Medical Plan benefit reflects $3,770 per year of service (21 years). Spouse is eligible for an equal amount if covered under the medical plan.
(6)
The calculation of the Section 280G gross-up amount in the above table is based upon a Section 280G excise tax rate of 20%, a 35% federal income tax rate, a 1.45% Medicare tax rate and certain assumptions with respect to his historical state tax obligations.

Eric D. Herschmann
Executive Benefits and Payments as of December 31, 2011	Voluntary Termination(4)	Other than for Cause; For Good Reason	For Cause Termination	Other than for Cause; for Good Reason (following Change of Control)	Change-of-Control Only	Death	Disability
Compensation:
Severance(1)	--	$14,559,999	--	$14,559,999	--	--	--
Short-term Incentive(2)	--	$1,550,560	--	$1,550,560	--	$1,550,560	$1,550,560
Long-term Incentives
Restricted Stock Unexpired and Accelerated(3)	--	$7,587,380	--	$7,587,380	$7,587,380	$7,587,380	$7,587,380
Stock Options Unvested and Accelerated(3)	--	$2,278,477	--	$2,278,477	$2,278,477	$2,278,477	$2,278,477
Restricted Units Unexpired and Accelerated	--	--	--	--	--	--	--
SARs Unvested and Accelerated	--	--	--	--	--	--	--
Benefits and Perquisites:
Post-employment Health Care		$65,775	--	$65,775	--	--	--
Life Insurance Proceeds	--	--	--	--	--	$1,000,000	--
Disability Benefits	--	--	--	--	--	--	$180,000
Accrued Vacation Pay	$127,885	$127,885	$127,885	$127,885	--	$127,885	$127,885
Outplacement Services	--	$20,000	--	$20,000	--	--	--
Section 280G Tax Gross-up(5)	--	--	--	$6,413,936		--	--
Total:	$127,885	$26,190,076	$127,885	$32,604,012	$9,865,857	$12,544,302	$11,724,302

(1)
Mr. Herschmann's employment agreement provides that if the Company terminates Mr. Herschmann's employment other than for cause or disability, or if Mr. Herschmann terminates employment for good reason, the Company must provide Mr. Herschmann, among other things, a lump-sum cash payment equal to the result of multiplying (i) the sum of (A) his annual base salary, plus (B) the higher of (a) his target annual bonus for the year in which the date of termination occurs or (b) his average annual bonus during the last three completed fiscal years of the Company immediately preceding the date of termination by (ii) three.  For purposes of this illustration, the average of Mr. Herschmann’s 2011, 2010 and 2009 fiscal year bonuses were used in the above calculation.

(2)
Represents a lump-sum cash payment equal to his annual bonus for the fiscal year ended December 31, 2011, subject to the discretion of the Compensation Committee and requirements of his employment agreement .

(3)	These amounts assume the closing price of the Company's stock as of December 30, 2011, which was $42.11 per share.
(4)	Ineligible for retirement benefits due to age and years of service.
(5)	The calculation of the Section 280G gross-up amount in the above table is based upon a Section 280G excise tax rate of 20%, a 35% federal income tax rate and a 1.45% Medicare tax rate.

Richard N. Marshall
Executive Benefits and Payments as of December 31, 2011	Voluntary Termination(5)	Other than for Cause; For Good Reason	For Cause Termination	Other than for Cause; for Good Reason (following Change of Control)	Change-of-Control Only	Death	Disability
Compensation:
Severance(1)	--	$1,460,040	--	$1,460,040	--	--	--
Short-term Incentive(2)	--	$243,340	--	$243,340	--	$243,340	$243,340
Long-term Incentives
Restricted Stock Unexpired and Accelerated(3)	--	--	--	--	--	--	--
Stock Options Unvested and Accelerated	--	--	--	--	--	--	--
Restricted Units Unvested and Accelerated(3)	--	--	--	$933,916	$933,916	--	--
SARs Unexpired and Accelerated(3)	--	--	--	$689,928	$689,928	--	--
Nonqualified Deferred Compensation Plan(4)	$716,775	$716,775	$716,775	$716,775	--	$716,775	$716,775
Benefits and Perquisites:
Post-employment Health Care		$26,731	--	$26,731	--	--	--
Life Insurance Proceeds	--	--	--	--	--	$946,000	--
Disability Benefits	--	--	--	--	--	--	$180,000
Accrued Vacation Pay	$29,013	$29,013	$29,013	$29,013	--	$29,013	$29,013
Outplacement Services	--	$20,000	--	$20,000	--	--	--
Section 280G Tax Gross-up(6)	--	--	--	$0	--	--	--
Total:	$745,788	$2,495,899	$745,788	$4,119,743	$1,623,844	$1,935,128	$1,169,128

(1)
Mr. Marshall's employment agreement provides that if the Company terminates Mr. Marshall's employment other than for cause or disability, or if Mr. Marshall terminates employment for good reason, the Company must provide Mr. Marshall, among other things, a lump-sum cash payment equal to the result of multiplying (i) the sum of (A) his annual base salary, plus (B) the higher of (a) his target annual bonus for the year in which the date of termination occurs or (b) his average annual bonus during the last three completed fiscal years of the Company immediately preceding the date of termination by (ii) two.

(2)
Represents a lump-sum cash payment equal to his target annual bonus for the fiscal year ended December 31, 2011, subject to the discretion of the Compensation Committee and requirements of his employment agreement.

(3)	These amounts assume the closing price of the Company's stock as of December 30, 2011, which was $42.11 per share.
(4)
Mr. Marshall has made an irrevocable election to receive payments of his holdings under the Company’s Supplemental Plan over a five-year period, the first installment of which shall be payable no later than January 31 of the year following his termination.  Mr. Marshall is already fully vested in this amount.

(5)	Ineligible for retirement benefits due to age.
(6)	The calculation of the Section 280G gross-up amount in the above table is based upon a Section 280G excise tax rate of 20%, a 35% federal income tax rate and a 1.45% Medicare tax rate.

Robert O. Bond
Executive Benefits and Payments as of December 31, 2011	Voluntary Termination(4)	Other than for Cause; For Good Reason	For Cause Termination	Other than for Cause; for Good Reason (following Change of Control)	Change-of-Control Only	Death	Disability
Compensation:
Severance(1)	--	$1,727,580	--	$1,727,580	--	--	--
Short-term Incentive(2)	--	$287,930	--	$287,930	--	$287,930	$287,930
Long-term Incentives
Restricted Stock Unexpired and Accelerated	--	--	--	--	--	--	--
Stock Options Unvested and Accelerated	--	--	--	--	--	--	--
Restricted Units Unexpired and Accelerated(3)	--	--	--	$754,359	$754,359	--	--
SARs Unvested and Accelerated(3)	--	--	--	$639,612	$639,612	--	--
Benefits and Perquisites:
Post-employment Health Care		$92,379	--	$92,379	--	--	--
Life Insurance Proceeds	--	--	--	--	--	$1,000,000	--
Disability Benefits	--	--	--	--	--	--	$180,000
Accrued Vacation Pay	$14,397	$14,397	$14,397	$14,397	--	$14,397	$14,397
Outplacement Services	--	$20,000	--	$20,000	--	--	--
Section 280G Tax Gross-up	--	--	--	$0	--	--	--
Total:	$14,397	$2,142,286	$14,397	$3,536,257	$1,393,971	$1,302,327	$482,327

(1)
Mr. Bond's employment agreement provides that if the Company terminates Mr. Bond's employment other than for cause or disability, or if Mr. Bond terminates employment for good reason, the Company must provide Mr. Bond, among other things, a lump-sum cash payment equal to the result of multiplying (i) the sum of (A) his annual base salary, plus (B) the higher of (a) his target annual bonus for the year in which the date of termination occurs or (b) his average annual bonus during the last three completed fiscal years of the Company immediately preceding the date of termination by (ii) two.

(2)
Represents a lump-sum cash payment equal to his target annual bonus for the fiscal year ended December 31, 2011, subject to the discretion of the Compensation Committee and requirements of his employment agreement.

(3)	These amounts assume the closing price of the Company's stock as of December 30, 2011, which was $42.11 per share
(4)	Ineligible for retirement benefits due to age.

Monica M. Gaudiosi
Executive Benefits and Payments as of December 31, 2011	Voluntary Termination(4)	Other than for Cause; For Good Reason	For Cause Termination	Other than for Cause; for Good Reason (following Change of Control)	Change-of-Control Only	Death	Disability
Compensation:
Severance(1)	--	$1,460,040	--	$1,460,040	--	--	--
Short-term Incentive(2)	--	$243,340	--	$243,340	--	$243,340	$243,340
Long-term Incentives
Restricted Stock Unexpired and Accelerated(3)	--	--	--	--	--	--	--
Stock Options Unvested and Accelerated	--	--	--	--	--	--	--
Restricted Units Unexpired and Accelerated(3)	--	--	--	$783,793	$783,793	--	--
SARs Unvested and Accelerated(3)	--	--	--	$689,928	$689,928	--	--
Benefits and Perquisites:
Post-employment Health Care	--	$22,816	--	$22,816	--	--	--
Life Insurance Proceeds	--	--	--	--	--	$946,000	--
Disability Benefits	--	--	--	--	--	--	$180,000
Accrued Vacation Pay	$18,718	$18,718	$18,718	$18,718	--	$18,718	$18,718
Outplacement Services	--	$20,000	--	$20,000	--	--	--
Section 280G Tax Gross-up	--	--	--	$0	--	--	--
Total:	$18,718	$1,764,914	$18,718	$3,238,635	$1,473,721	$1,208,058	$442,058

(1)
Ms. Gaudiosi's employment agreement provides that if the Company terminates Ms. Gaudiosi's employment other than for cause or disability, or if Ms. Gaudiosi terminates employment for good reason, the Company must provide Ms. Gaudiosi, among other things, a lump-sum cash payment equal to the result of multiplying (i) the sum of (A) her annual base salary, plus (B) the higher of (a) her target annual bonus for the year in which the date of termination occurs or (b) her average annual bonus during the last three completed fiscal years of the Company immediately preceding the date of termination by (ii) two.

(2)
Represents a lump-sum cash payment equal to her target annual bonus for the fiscal year ended December 31, 2011, subject to the discretion of the Compensation Committee and requirements of her employment agreement .

(3)	These amounts assume the closing price of the Company's stock as of December 30, 2011, which was $42.11 per share
(4)	Ineligible for retirement benefits due to age.

The information below describes the assumptions that were used in creating the tables above.  Unless otherwise noted, the descriptions of the payments below are applicable to all of the above tables relating to potential payments upon termination or change in control.

Involuntary not for Cause Termination and Termination for Good Reason

Under the employment agreements, a named executive officer will be entitled to certain benefits as described in the tables above and as discussed below if the named executive officer’s employment is terminated (x) by the Company for reasons other than cause or (y) by the named executive officer for good reason.  A termination is for cause if it is for any of the following reasons:

•
the willful and continued failure of the named executive officer to perform substantially his or her duties with the Company (other than any such failure resulting from the named executive officer’s incapacity due to physical or mental illness or any such failure subsequent to the named executive officer being delivered a notice of termination without cause by the Company or delivering a notice of termination for good reason to the Company) after a written demand for substantial performance is delivered to the named executive officer by or on behalf of the Board which specifically identifies the manner in which the Board believes that the named executive officer has not substantially performed his or her duties;

•	the willful engaging by the named executive officer in illegal conduct or gross misconduct which is demonstrably and materially injurious to the Company or its affiliates; or

•               the conviction of a felony by the named executive officer.

A termination is for good reason by the named executive officer if it is for any of the following reasons, without the named executive officer’s express written consent, and which circumstance(s) are not remedied by the Company within 30 days of receipt of a written notice from the named executive officer describing in reasonable detail the good reason event that has occurred (which notice must be provided within 90 days of the named executive officer’s obtaining knowledge of the event), provided that the named executive officer must terminate employment within two years following the named executive officer’s obtaining knowledge of the event:

•
any material change in the duties, responsibilities or authority (including reporting responsibilities) of the named executive officer that is inconsistent in any material and adverse respect with the named executive officer’s position(s), duties, responsibilities or status with the Company on August 28, 2008 or as may be increased from time to time in connection with promotions (including any material and adverse diminution of such duties or responsibilities);

•	any material and adverse change in the named executive officer’s titles or offices (including, if applicable, membership on the Board) with the Company;

•              a more than 10% reduction by the Company in the named executive officer’s annual base salary;

•	a more than 10% reduction by the Company in the named executive officer’s annual bonus opportunity (including any material and adverse change in the formula for such bonus);

•
any requirement of the Company that the named executive officer (A) be based anywhere more than 50 miles from the office where the named executive officer is located on August 28, 2008, or (B) travel on Company business to an extent substantially greater than the travel obligations of the named executive officer on August 28, 2008;

•	the failure of the Company to obtain the assumption of the Company’s obligations under the employment agreement from any successor as contemplated in the employment agreement; or

•           any material breach by the Company of any other material term of the employment agreement.

The named executive officer’s right to terminate employment for good reason will not be affected by the named executive officer’s incapacities due to mental or physical illness and the named executive officer’s continued employment will not constitute consent to, or a waiver of rights with respect to, any event or condition constituting good reason (except as provided in the lead in to the definition of good reason).

Payments upon Termination in Connection with a Change in Control

Under the employment agreements, a named executive officer will be entitled to certain benefits as described in the tables above if the named executive officer’s employment is terminated by the Company for reasons other than cause or by the named executive officer for good reason (i) during the 24 months after a change in control of the Company, or (ii) prior to and in anticipation of a change in control at the request of a third party who had indicated an intention to consummate a change in control and the change in control occurs.  A change in control means any of the following:

•
a change in the majority of the Board serving as directors as of August 28, 2008 (the “Incumbent Board”), provided, however, that any individual becoming a new board member subsequent to August 28, 2008 whose election or nomination for election was approved by a vote of at least two-thirds of the Incumbent Board will be considered as though such individual were a member of the Incumbent Board;

•
with certain exceptions, the acquisition by any person of beneficial ownership of more than 20% of the combined voting power of the Company’s then outstanding securities entitled to vote generally in the election of  directors (the “Company Voting Securities”);

•
the consummation of a merger, consolidation, statutory share exchange, reorganization, sale of all or substantially all of the Company’s assets or similar form of corporate transaction that requires the approval of the Company’s stockholders, whether for such transaction or the issuance of securities in the transaction (a “Business Combination”), where (i) less than a majority of the total voting power of (x) the corporation resulting from the Business Combination (the “Surviving Corporation”), or (y) if applicable, the ultimate parent corporation that directly or indirectly has beneficial ownership of at least 95% of the voting securities eligible to elect directors of the Surviving Corporation (the “Parent Corporation”), is represented by Company Voting Securities that were outstanding immediately prior to the Business Combination, and such voting power among the holders is in substantially the same proportion as the voting power of such Company Voting Securities among those holders immediately prior to the Business Combination; (ii) with certain exceptions, a person is or becomes the beneficial owner, directly or indirectly, of 20% or more of the total voting power of the outstanding securities eligible to elect directors of the Parent Corporation (or Surviving Corporation if there is no Parent Corporation); or (iii) less than a majority of the members of the board of directors of the Parent Corporation (or Surviving Corporation if there is no Parent Corporation) following the consummation of the Business Combination were Incumbent Directors at the time of the Board’s approval of the execution of the initial agreement providing for the Business Combination; or

•        the approval by the Company’s stockholders of a complete liquidation or dissolution.

Non-Compete and Non-Solicitation Agreements.

As a condition to each named executive officer’s entitlement to receive the payments and benefits referenced in the tables above, the named executive officer is required to execute a waiver of claims against the Company and shall be bound by the terms of the non-competition, non-solicitation and confidentiality provisions contained in each of the employment agreements.  The non-competition provisions prohibit the named executive officer from directly or indirectly:

•      holding a 5% or greater equity, voting or profit participation interest in a “competitive enterprise”, or

•
associating (including as a director, officer, employee, partner, consultant, agent or advisor) with a “competitive enterprise” and in connection with the named executive officer’s association, engaging, or directly or indirectly managing or supervising personnel engaged in any activity that (A) is substantially related to any activity that the named executive officer was engaged in with the Company or its affiliates during the 12 months prior to his or her termination, (B) is substantially related to any activity for which the named executive officer had direct or indirect managerial or supervisory responsibility with the Company or its affiliates during the 12 months prior to his or her termination date, or (C) calls for the application of specialized knowledge or skills substantially related to those used by the named executive officer in his or her activities with the Company or its affiliates during the 12 months prior to his or her termination date.

A competitive enterprise is any business that either (i) engages in any material activity that directly competes within any material geographic location in which the Company or its affiliates operates with any material activity that the Company or its affiliates is then engaged in or (ii) holds a 5% or greater equity, voting or profit participation interest in any enterprise that engages in such competitive activity.

The named executive officer is bound by the non-competition agreement during his or her employment with the Company and for a period of one year after his or her termination date if the employment is terminated by the Company or by the named executive officer for any reason (provided the termination occurs during the term of the employment agreement and before a change in control).

Equity Acceleration

Under the employment agreements, in the event of a termination of the named executive officer’s employment by the Company other than for cause or disability or by the named executive officer for good reason and the termination occurs within 24 months after a change in control or prior to and in anticipation of a change in control at the request of a third party who had indicated an intention to consummate a change in control and the change in control occurs, in addition to certain benefits and consideration set forth in the above tables, the named executive officer will be entitled to full vesting of all of the named executive officer’s outstanding equity-based compensation awards (including stock options, restricted stock, SARs and restricted units) granted under the Company’s stock and incentive plans.  The Stock and Incentive Plan also provides for accelerated vesting in certain situations.  See “Equity Acceleration under Stock and Incentive Plan in Connection with a Change in Control” below.

Health Care Benefits

The value of the health care benefits is based on the annual premiums currently paid by the Company.  Under the Company’s healthcare benefits program, the Company provides payment for approximately 80% of the annual premium costs.

Tax Gross-up

Pursuant to the employment agreements, the Company has agreed to reimburse the named executive officer for any income taxes that are payable by the named executive officer as a result of the named executive officer receiving certain perquisites from the Company.  The Company has also agreed to reimburse the named executive officer for any income taxes that are payable by the named executive officer as a result of the Company reimbursing the named executive officer for income taxes that are payable by the named executive officer.

In the event any payment, award, benefit or distribution (“Payments”) by the Company or any entity that effectuates a change in control to or for the benefit of the named executive officer would become subject to certain excise taxes pursuant to Section 280G of the Internal Revenue Code, the Company has agreed to reimburse the named executive officer for all excise taxes that are imposed on the named executive officer under Section 280G and any income and excise taxes that are payable by the named executive officer as a result of any reimbursement for Section 280G excise taxes.  The calculation of the tax gross-up on the perquisites in the above tables and the total Section 280G tax gross-up amount in the above tables assumes that the named executive officer is entitled to a full reimbursement by the Company of (i) any excise taxes imposed upon the named executive officer as a result of the payments, awards, benefits or distributions by the Company or by another entity in a change in control, (ii) any income and excise taxes imposed upon the named executive officer as a result of the Company’s reimbursement of the excise tax amount and (iii) any additional income and excise taxes that are imposed upon the named executive officer as a result of the Company’s reimbursement of the named executive officer for any excise or income taxes.  Notwithstanding the foregoing, if it shall be determined that the named executive officer is entitled to such reimbursement, but that any Payments would not be subject to the excise tax if the Payments were reduced by an amount that is no more than 10% of the portion of the Payments that would be treated as “parachute payments” under Section 280G, then the amounts payable to the named executive officer shall be reduced to the maximum amount that could be paid to the named executive officer without giving rise to the excise tax, and no reimbursement payment shall be made to the named executive officer.

Equity Acceleration under Stock and Incentive Plan in Connection with a Change in Control

Under the Stock and Incentive Plan, a named executive officer will be entitled to certain benefits as described in the tables above if there is a “Change in Control” as defined under the Stock and Incentive Plan.  The Stock and Incentive Plan defines a “Change in Control” as follows:

•
Any “person” (defined as such term is used in Sections 13(d)(3) and 14(d)(2) of the Securities Exchange Act), or more than one person acting as a group (as defined in the third bullet below), (i) becomes the beneficial owner, directly or indirectly, of securities of the Company representing more than 50% of the combined voting power of the Company Voting Securities, or (ii) notwithstanding the occurrence of a Change in Control pursuant to clause (i), acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or persons) ownership of securities of the Company representing 35% or more of the combined voting power of the Company Voting Securities;

•
There is a change in the composition of the Board over a period of 12 consecutive months or less such that a majority of the members of the Board (rounded up to the nearest whole number) cease to be individuals who either (i) have been members of the Board of Directors continuously since the beginning of such period or (ii) have been elected or nominated for election as members of the Board of Directors during such period by at least two-thirds (2/3) of the members of the Board of Directors described in clause (i) who were still in office at the time such election or nomination was approved by the Board of Directors; or

•
The sale of all or substantially all of the assets of the Company or any merger, consolidation, issuance of securities or purchase of assets, the results of which merger, consolidation, issuance of securities or purchase is the occurrence of any event described in the first two bullet points above.  Notwithstanding anything to the contrary contained herein, no Change in Control shall be considered to occur where there is a transfer of all or substantially all of the assets of the Company to (i) a shareholder of the Company  (immediately before the asset transfer) in exchange for or with respect to its stock; (ii) an entity, 50% or more of the total value or voting power of which is owned, directly or indirectly, by the Company; (iii) a person, or more than one person acting as a group, that owns, directly or indirectly,  50% or more of the total value or voting power of all the outstanding stock of the Company; or (iv) an entity, at least 50% of the total value or voting power of which is owned, directly or indirectly, by a person described in clause (iii).

•
For purposes of this definition of Change in Control, persons will be considered to be acting as a group if they are owners of a corporation that enters into a merger, consolidation, purchase or acquisition of assets, or similar business transaction with the Company. It is intended that the Change in Control events described in this definition meet the requirements for a “Change in Control Event” as described in Notice 2005-1, as such requirements may be modified from time to time by further IRS guidance under Section 409A, and the term “Change in Control” will be interpreted and applied for all purposes of the Stock and Incentive Plan in a manner consistent with such intent.

  The Company’s 401(k) Plan does not define the term “Change of Control.”  For purposes herein, the Company has assumed that upon a Change of Control the Company would elect to terminate the 401(k) Plan.   In the event of the termination of the 401(k) Plan, all unvested amounts would immediately become vested and nonforfeitable.  The impact of such a termination is reflected in the table above.

2011 Director Compensation

Non-management directors were compensated over a twelve-month period that began on April 1 and ended on March 31.  For 2011, annual compensation of the Company’s non-management directors was comprised of the following components:

•	cash compensation, consisting of an annual retainer, special committee bonuses and committee chairman fees, as applicable;

•	equity compensation, consisting of a restricted stock award and an award of stock options; and

•	Company-provided healthcare.

Cash Compensation

Non-management directors received an annual cash payment of $90,000, payable in arrears in four (4) quarterly installments. Non-management directors did not receive meeting fee payments but rather were reimbursed by the Company for all expenses they incurred in attending meetings of the Board or any Board committee.  Each non-management director who served as chairman of a standing committee of the Board or as lead independent director received an additional fee in the amount of $10,000 for such service.  In addition, each non-management director received a lump sum cash payment ranging from $50,000 to $100,000 for their additional responsibilities and time commitments in connection with their service on the Special Committee of the Board and work in connection with the Merger.

Equity Compensation

Under the Company’s Stock and Incentive Plan, each non-management director was entitled to receive a restricted stock award totaling 2,000 shares (or such lesser or greater amount, not to exceed 5,000 shares, as was determined by the Compensation Committee in its sole discretion).  In the alternative, the Compensation Committee could elect to award the non-management directors nonstatutory options or some combination of restricted stock and nonstatutory options having a value equivalent to the value of the restricted stock award contemplated by the Stock and Incentive Plan.  Such awards were usually considered by the Compensation Committee during the second quarter of the year and options vest or restrictions on restricted shares expire, as the case may be, on or about January 2 of the following year, provided that the non-management director continued to serve as a member of the Board.  The awards provided for accelerated vesting in the event of the death of the non-management director or a change of control of the Company.  On May 4, 2011, each non-management director received equity awards equal to the grant date value of 5,000 shares of restricted stock and composed of (i) 1,000 shares of restricted stock with a grant date fair value of $28,490; and (ii) 10,753 stock options at an exercise price of $28.49 per share, which was equal to the closing price on the grant date, with a grant date fair value of $78,432.  The restrictions associated with the 2011 restricted stock awards expired on January 2, 2011.  The 2011 option awards vested in full on January 2, 2011.

Deferred Compensation

The Company maintained the Directors’ Plan, a deferred compensation plan that was designed to attract and retain well-qualified individuals to serve as non-management directors and to enhance the alignment of their interests and the interests of stockholders.  Participation in the Directors’ Plan was optional.

Under the Directors' Plan, each non-management director could choose to defer all or any portion of his annual retainer and any committee chairman fees and invest such deferred amount in Company stock.  A participating director was 100% vested with respect to the amount of applicable compensation that he or she elected to defer and any related income, gains and losses.  The Company’s prior matching contributions do not vest until the participating director either has completed five years of service as a director or dies while serving as a director.  A participant may not withdraw deferred amounts until 30 days after such time as the director either retires or ceases to be a director of the Company or with the permission of the Board in the event of severe financial hardship.

The Board could terminate, suspend or amend the Directors' Plan under certain circumstances, but the Board had no discretion regarding its administration.

Director Compensation Effective April 1, 2011

For the period April 1, 2011 through March 31, 2012, the compensation for non-management directors consisted of an annual retainer of $90,000 per non-management director and committee chairman and Lead Independent Director fees of $10,000 (per committee or as Lead Independent Director), as applicable.

Director Compensation Table

The compensation of the Company’s non-management directors is set forth in detail below:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
(a)	(b) (1)	(c) (2)	(d)	(e)	(f)	(g)	(j)
David Brodsky	150,000 (6)	28,490 (3)	78,432 (4)	_	_	11,787 (5)	268,709
Frank W. Denius	200,000 (7)	28,490 (3)	78,432 (4)	_	_	11,787 (5)	318,709
Kurt A. Gitter, M.D.	150,000 (8)	28,490 (3)	78,432 (4)	_	_	15,068 (5)	271,990
Herbert H. Jacobi	150,000 (9)	28,490 (3)	78,432 (4)	_	_	11,787 (5)	268,709
Thomas N. McCarter, III	200,000 (10)	28,490 (3)	78,432 (4)	_	_	_	306,922
George Rountree, III	200,000 (11)	28,490 (3)	78,432 (4)	_	_	11,666 (5)	318,588
Allan D. Scherer	140,000 (12)	28,490 (3)	78,432 (4)	_	_	11,214 (5)	258,136

(1)	The non-management director annual retainer was $90,000, or $22,500 per quarter.

(2)
For a description of the assumptions made in calculating the grant date fair value of the restricted stock in accordance with FASB Accounting Standards Codification Topic 718, Compensation-Stock Compensation, see Note 13 to the Company’s footnotes to its audited financial statements included in its Form 10-K for the year ended December 31, 2011.

(3)	On May 4, 2011, each non-management director received an award of 1,000 shares of restricted stock. The restrictions associated with the 1,000 share grant expired on January 2, 2011.

(4)
On May 4, 2011, each non-management director received an award of 10,753 stock options at an exercise price of $28.49 per share, which was equal to the closing price on the grant date.  The stock options awarded vested in full on January 2, 2011.

(5)
Certain non-management directors received health care benefits from the Company.  The amount shown is the derived premium cost to the Company for health care benefits the director received, which vary depending on the plan and coverage elected.  Each director receiving medical coverage made a co-payment to the Company in the amount of approximately 22% of the cost of the coverage.

(6)
Mr. Brodsky served as Chairman of the Audit Committee, for which he received the $10,000 annual chairman’s fees.  Mr. Brodsky deferred 50% or $75,000 of his aggregate compensation to the Directors’ Plan under which he was awarded stock in lieu of the cash payment.  Also, in consideration of his service on the Southern Union Special Committee, Mr. Brodsky received a lump sum cash payment of $50,000.

(7)
Mr. Denius served as Chairman of the Finance Committee, for which he received the $10,000 annual chairman’s fee.  Mr. Denius deferred all of his director compensation less the applicable deductions for the director’s contribution for Company-provided health insurance (in the amount of 20% of the cost of coverage) described in the column “Fees Earned or Paid in Cash” to the Directors’ Plan under which he was awarded stock in lieu of the cash payment.  Also, in consideration of his service on the Southern Union Special Committee, Mr. Denius received a lump sum cash payment of $100,000.

(8)
Dr. Gitter served as Chairman of the Investment Committee, for which he received the $10,000 annual chairman’s fee.  Dr. Gitter deferred all of his director compensation less the applicable deductions for the director’s contribution for Company-provided health insurance (in the amount of 20% of the cost of coverage) described in the column “Fees Earned or Paid in Cash” to the Directors’ Plan under which he was awarded stock in lieu of the cash payment.  Also, in consideration of his service on the Southern Union Special Committee, Dr. Gitter received a lump sum cash payment of $50,000.

(9)
Mr. Jacobi served as the Chairman of the Corporate Governance Committee, for which he received the $10,000 annual chairman’s fee.  Mr. Jacobi deferred all of his director compensation less the applicable deductions for the director’s contribution for Company-provided health insurance (in the amount of 20% of the cost of coverage) described in the column “Fees Earned or Paid in Cash” to the Directors’ Plan under which he was awarded stock in lieu of the cash payment.  Also, in consideration of his service on the Southern Union Special Committee, Mr. Jacobi received a lump sum cash payment of $50,000.

(10)
Mr. McCarter served as the Company’s Lead Independent Director, for which he received the $10,000 annual chairman’s fee.  Also, in consideration of his service on the Southern Union Special Committee, Mr. McCarter received a lump sum cash payment of $100,000.

(11)
During 2011, Mr. Rountree served as Chairman of the Compensation Committee, for which he received the $10,000 annual chairman’s fee. Also, in consideration of his service on the Southern Union Special Committee, Mr. Rountree received a lump sum cash payment of $100,000.

(12)	In consideration of his service on the Southern Union Special Committee, Mr. Scherer received a lump sum cash payment of $50,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock of Southern Union beneficially owned by each director, by each named executive officer, and by each person known by Southern Union to beneficially own 5% or more of Southern Union's outstanding common stock, and by all directors and executive officers as a group on December 31, 2011, unless otherwise indicated in the footnotes. Each of the following persons and members of the group had sole voting and investment power with respect to the shares shown, unless otherwise indicated in the footnotes.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership; Number of Shares Beneficially Owned (1)		Percent of Class
George L. Lindemann	8,740,670	(2)	7.0%
Robert O. Bond	229,529	(3)	*
David Brodsky	121,135	(4)	*
Frank W. Denius	206,010	(5)	*
Monica M. Gaudiosi	149,380	(6)	*
Kurt A. Gitter, M.D.	318,531	(7)	*
Eric D. Herschmann	1,578,082	(8)	1.5%
Herbert H. Jacobi	101,330	(9)	*
Richard N. Marshall	131,139	(10)	*
Thomas N. McCarter, III	50,386	(11)	*
George Rountree, III	152,873	(12)	*
Allan D. Scherer	53,825	(13)	*
All directors and executive officers as a group (15 persons)	11,995,725	(14)	9.6%
BlackRock, Inc. 40 East 52nd Street New York, NY 10022	7,398,427	(15)	5.9%
________________________________________________________________________________________________

*Less than 1%
(1)
Includes options to acquire shares of common stock that are exercisable or become exercisable within 60 days of December 31, 2011. Information regarding shares owned by each director or named executive officer in the 401(k) Plan, Directors' Plan and Southern Union Company Direct Stock Purchase Plan is as of December 31, 2011 (unless otherwise noted). Not included in the chart above are SARs that do not vest within 60 days of December 31, 2011.

(2)
Includes 4,305,351 shares owned directly; 3,289,220 shares owned by Mr. Lindemann's wife, Dr. F. B. Lindemann; 145,940 shares held through the Southern Union Supplemental Plan for Mr. Lindemann; 29,870 shares held by the 401(k) Plan for Mr. Lindemann; and 970,289 shares Mr. Lindemann is entitled to purchase upon the exercise of stock options exercisable pursuant to the 1992 Plan. Mr. Lindemann is party to a Loan Agreement with Credit Suisse pursuant to which his directly held shares were pledged as collateral. Under the terms of the Loan Agreement, the shares were held in a segregated account and, absent an event of default thereunder, the shares could not be pledged, re-pledged, hypothecated, re-hypothecated, sold, lent, or otherwise transferred or used by Credit Suisse. The shares held by Dr. F. B. Lindemann were pledged as collateral in certificated form pursuant to a margin account agreement with Deutsche Bank. Mr. Lindemann disclaims beneficial ownership of any shares owned by any other member of his family, including shares beneficially held by Mr. Lindemann's wife, Dr. F. B. Lindemann, or his adult children.

Not included in the chart above are shares held by the following adult members of Mr. Lindemann's family: 3,365,500 shares owned by George L. Lindemann, Jr., 2,000,000 (approximate; +/- not more than 100,000) shares owned by Adam M. Lindemann and 3,369,667 shares owned by Sloan Lindemann Barnett. Mr. Lindemann disclaims beneficial ownership over such shares.

(3)
Includes 1,431 shares pursuant to the 401(k) Plan, 116,538 options that are currently exercisable and 111,560 shares receiva7ble upon exercise of SARs currently in-the-money (using the closing price of Southern Union stock of $42.11 as of December 30, 2011).

(4)
Includes 30,079 shares pursuant to the Directors' Plan, 25,755 shares Mr. Brodsky is entitled to purchase upon the exercise of stock options pursuant to the Stock and Incentive Plan and 4,514 shares owned by the David L. Brodsky Retirement Plan, by Van Liew Capital and Trust Company, as trustee. Mr. Brodsky disclaims beneficial ownership of the retirement plan shares.

(5)
Includes 1,217 shares owned by Mr. Denius' wife; 68,938 shares owned by The Effie and Wofford Cain Foundation (the "Foundation"), of which Mr. Denius is a director; 25,755 shares Mr. Denius is entitled to purchase upon the exercise of stock options pursuant to the Stock and Incentive Plan and 55,621 shares pursuant to the Director's Deferred Compensation Plan. Mr. Denius disclaims beneficial ownership of the shares held by the Foundation because he does not have a pecuniary interest in or control of the Foundation's assets.

(6)
Includes 4,609 shares pursuant to the 401(k) Plan, 26,365 options that are currently exercisable and 106,906 shares receivable upon exercise of SARs currently in-the-money (using the closing price of Southern Union stock of $42.11 as of December 30,  2011).

(7)
Includes 56,520 shares pursuant to the Directors' Plan, 25,755 shares Dr. Gitter is entitled to purchase upon the exercise of stock options pursuant to the Stock and Incentive Plan and 6,728 shares owned by Dr. Gitter's daughter. Dr. Gitter disclaims beneficial ownership of the shares owned by his daughter.

(8)	Includes 1,062,666 options that are currently exercisable and 18,200 shares held by Mr. Herschmann's children for which Mr. Herschmann disclaims beneficial ownership.
(9)
Includes 34,632 shares pursuant to the Director's Deferred Compensation Plan and 25,755 shares Mr. Jacobi is entitled to purchase upon the exercise of stock options exercisable pursuant to the Stock and Incentive Plan.

(10)
Includes 2,950 shares pursuant to the 401(k) Plan, 1,037 shares owned jointly with his spouse, 11,725 shares pursuant to the Supplemental Plan, 8,952 options that are currently exercisable and 105,425 shares receivable upon exercise of SARs currently in-the-money (using the closing price of Southern Union stock of $42.11 as of  December 30,  2011).

(11)	Includes 25,755 shares Mr. McCarter is entitled to purchase upon the exercise of stock options pursuant to the Stock and Incentive Plan.
(12)	Includes 44,630 shares pursuant to the Directors' Plan, 25,755 shares Mr. Rountree is entitled to purchase upon the exercise of stock options pursuant to the Stock and Incentive Plan and 6,841 shares owned by Mr. Rountree's wife.
(13)	Includes 3,582 shares owned by Mr. Scherer's wife and 25,755 shares Mr. Scherer is entitled to purchase upon the exercise of stock options pursuant to the Stock and Incentive Plan.
(14)	Excludes options to acquire shares of common stock that are not exercisable and do not become exercisable within 60 days of December 30, 2011 granted pursuant to plans that preceded the Stock and Incentive Plan. Includes vested shares held through certain Southern Union benefit and deferred savings plans for which certain executive officers and directors may be deemed beneficial owners, but excludes shares that have not vested under the terms of such plans.
(15)	Reflects shares held by BlackRock, Inc. and related entities reported to the SEC in a Schedule 13G/A on February 8, 2012. Southern Union is unaware of any further rights or options to obtain shares held by BlackRock, Inc. and/or any other related entities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons.

On October 28, 2004, the Board unanimously adopted resolutions regarding the Company’s policies and procedures for the review, approval or ratification of certain transactions between directors or members of their immediate families and the Company.  The Company’s policy is that any transaction in which a director (or an immediate family member) has an interest that is in conflict or potential conflict with the interests of the Company shall be prohibited, unless the Board unanimously and affirmatively determines that:

•	the transaction was fully disclosed to the Board prior to the date on which the parties propose to enter into such transaction;

•	the transaction is in the best interests of the Company; and

o	the transaction is not material to the Company or to the director (or his immediate family members or affiliates, as applicable);

o	the transaction would not compromise the director’s independence, either under the federal securities laws or the listing standards established by the NYSE; and

o	the amount of the transaction is less than $120,000 and would not otherwise be required to be disclosed in the Company’s proxy statement or other filing mandated by the SEC.

In 2005, the Company issued the Conflict of Interest Policy regarding the procedures for notification and clarification of potential conflicts of interest between the Company and its employees and Board members.  This policy provides that employees and Board members are expected to act in the best interests of the Company at all times and to avoid actual or apparent conflicts of interest.  Further, the policy mandates that if a relationship or other conflict of interest exists or may potentially exist, then it must be disclosed to the Company’s Chief Ethics Officer who will determine whether a conflict exists and work to resolve any potential or actual conflict of interest in accordance with the Company’s Code.  Any substantive waiver or exception to the conflict of interest policy granted for executive officers or directors will promptly be disclosed to stockholders to the extent required by applicable law or stock exchange rules or regulations.  Pursuant to the Company’s Code, directors, officers and employees are specifically to avoid:

o	any actual or apparent conflict between their own personal interests and the interests of the Company;

o	taking actions or having personal interests that may interfere with the effective performance of work for the Company;

o	taking, for their own benefit, opportunities discovered through their use of corporate assets or information;

o	using corporate property, information or position for personal gain; and

o	securities transactions based on material, non-public information learned through their positions with the Company.

Transactions with Related Persons

Eric D. Herschmann was appointed as Vice Chairman of the Board in August 2009 and President and Chief Operating Officer of the Company in May 2008.  Mr. Herschmann previously served as Senior Executive Vice President of the Company from November 2005 until May 2008 and as the Company’s Interim General Counsel from January 2005 until October 2007. Mr. Herschmann also continues to serve as a partner of, and to be compensated by, the Kasowitz Firm, which provides legal services to the Company and certain of its affiliates. Compensation to Mr. Herschmann by the Kasowitz Firm, where he has been a partner since 1996, is solely at the discretion of the Kasowitz Firm.

During 2011, the Kasowitz Firm billed the Company and its affiliates an aggregate of $9,503,159 for legal services, including reimbursement of expenses.  Mr. Herschmann continues to perform legal work for the Company.

Interests of Southern Union’s Executive Officers and Directors in the Merger.  The information contained under the heading "Interests of Southern Union's Executive Officers and Directors in the Merger" on pages 83-92 in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on October 27, 2011 relating to the Company’s Merger with a subsidiary of ETE is incorporated herein by reference.

Director Independence

In accordance with NYSE rules, the Board determined the independence of each director in accordance with guidelines adopted by the Board, which included all elements of independence set forth in the NYSE listing standards.

Southern Union’s Corporate Governance Guidelines required that a majority of the Board be composed of “independent directors,” as defined by the listing standards of the NYSE and the Company’s Corporate Governance Guidelines.  The Corporate Governance Guidelines provided that, absent other considerations, a director was deemed to be independent if:

•
neither the director nor any member of the director’s immediate family has been employed by, or received direct compensation (other than director’s fees, pension payments or other form of deferred compensation for prior service, provided such compensation is not contingent in any way on continued service) from the Company or any of its affiliates during the past three years (compensation received by an immediate family member for service as a non-executive employee is not considered in determining independence under this test);

•
neither the director nor any member of the director’s immediate family is, or in the past three years has been, affiliated with or employed (or, in the case of an immediate family member, employed in a professional capacity) by a present or former internal or external auditor of the Company or any of its affiliates;

•
neither the director nor any member of the director’s immediate family is, or in the past three years has been, part of an interlocking directorate in which an executive officer of the Company serves on the compensation committee of another company that concurrently employs such director of the Company, or a member of such director’s immediate family, as an executive officer;

•
neither the director nor any member of the director’s immediate family is, or in the past three years has been, an executive officer (or, in the case of the director, an employee) of a company that makes payments to, or receives payments from, the Company for property or services in an annual amount that exceeds 1% of such other company’s consolidated gross revenues; and

•
neither the director nor any member of the director’s immediate family is, or in the past three years has been, an officer or director of a non-profit organization that has received charitable contributions from the Company or any of its subsidiaries or affiliates in an annual amount in excess of the greater of $100,000 or 1% of such organization’s gross revenues.

An “immediate family member” includes the director’s spouse, parents, children, siblings, in-laws and anyone (other than domestic employees) who shares the director’s home.

The Board determined that each of Messrs. Brodsky, Denius, Gitter, Jacobi, McCarter, Rountree and Scherer was an “independent director” under the current listing standards of the NYSE and the Corporate Governance Guidelines and each of the Compensation, Corporate Governance and Audit Committees were composed entirely of independent directors under the NYSE listing standards and the Company’s Corporate Governance Guidelines.  In addition, each of the members of the Audit Committee were “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act.  In so doing, the Board determined that each of these individuals met the “bright line” independence standards of the NYSE listing standards and the director independence criteria set forth in the Company’s Corporate Governance Guidelines.

In addition, the Board considered transactions and relationships between each director or any member of his or her immediate family and the Company.  The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent.

Lead Independent Director

Thomas N. McCarter, III served as the Lead Independent Director and Chairman of the Independent Directors Committee since the 2007 annual meeting.  Mr. McCarter presided over executive sessions of the independent directors, assisted in setting their agenda and acted as a liaison between these groups and the chairman.  During 2011, the independent directors did not meet as a group but acted by unanimous written consent on five occasions.  These meetings were conducted, without any management director or employees of the Company present (except by invitation), to discuss matters related to the oversight of the Company, compliance with NYSE and SEC rules, and the performance of management.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Below is a summary of fees billed to the Company by its principal audit firm for the periods indicated.

	Years Ended December 31,
	2011	2010
	(In thousands)
Audit Fees (1)
PricewaterhouseCoopers LLP	$924	$1,128

Audit-Related Fees (2)
PricewaterhouseCoopers LLP	-	85

Total Fees	$924	$1,213

____________
(1) Audit Fees represents fees billed for professional services rendered for the Company's integrated annual audit.

(2) Audit-Related Fees represents fees billed for the issuance of debt and audit of the Company's centralized data center procedures.

The Audit Committee adopted a policy requiring pre-approval of all audit and non-audit services (including the fees and terms thereof) to be provided to the Company by its independent auditor, other than non-audit services not recognized to be non-audit services at the time of the engagement that meet the de minimis exceptions described in Section 10A(i)(1)(B)(i) of the Securities Exchange Act of 1934; provided that they are approved by the Audit Committee prior to the completion of the audit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Southern Union has duly caused this report to be signed by the undersigned, thereunto duly authorized, on April 30, 2012.

SOUTHERN UNION COMPANY

By: /s/ Robert M. Kerrigan, III
Robert M. Kerrigan, III
Vice President, Assistant General Counsel and Secretary

EXHIBIT INDEX

The following is a list of all exhibits filed as a part of this annual report on Form 10-K/A.

Exhibit No.	Description

31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14 of the Chief Executive Officer.
31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14 of the Chief Financial Officer.