Form 10-Q
period 2012-03-31
SOUTHERN UNION CO
filed 2012-05-09
CIK 203248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
____________________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended

March 31, 2012

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
Yes ☐    No ☑

Southern Union Company meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.  Item 2 of Part I has been reduced and Item 3 of Part I and Items 2 and 3 of Part II have been omitted in accordance with Instruction H.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
FORM 10-Q
March 31, 2012
Table of Contents

PART I.  FINANCIAL INFORMATION:                                                                                                                                            Page(s)

     Glossary.                                                                                                                                                       1

     ITEM 1.  Financial Statements (Unaudited):

          Condensed consolidated balance sheets.                                                                                                                                         2

          Condensed consolidated statements of operations.                                                                                                                  4

          Condensed consolidated statements of comprehensive income.                                                                                                 5

          Condensed consolidated statements of cash flows.                                                                                                                 6

          Condensed consolidated statement of stockholders’ equity.                                                                                                       7

          Notes to condensed consolidated financial statements.                                                                                                          8

     ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.                              33

     ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.                                                                                         41

     ITEM 4.  Controls and Procedures.                                                                                                                                                        41

PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings.                                                                                                                                                                   43

     ITEM 1A.  Risk Factors.                                                                                                                                                                          43

     ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.                                                                                   43

     ITEM 3.  Defaults Upon Senior Securities.                                                                                                                                     44

     ITEM 4.  Mine Safety Disclosures.                                                                                                                                                       44

     ITEM 5.  Other Information.                                                                                                                                                                   44

     ITEM 6.  Exhibits.                                                                                                                                                     44

     SIGNATURES.                                                                                                   47

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
MMcf/d                                          Million cubic feet per day
MPSC                                              Missouri Public Service Commission
NGL                                                 Natural gas liquids
NMED                                             New Mexico Environment Department
OPEB plans                                    Other postretirement employee benefit plans
Panhandle                                       Panhandle Eastern Pipe Line Company, LP and its subsidiaries
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
TBtu                                                Trillion British thermal units
TCEQ                                               Texas Commission on Environmental Quality
Trunkline                                        Trunkline Gas Company, LLC
Trunkline LNG                               Trunkline LNG Company, LLC

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands)

ASSETS

	Successor	Predecessor
	March 31, 2012	December 31, 2011

Current assets
Cash and cash equivalents	$12,726	$23,640
Accounts receivable
net of allowances of nil and $2,325, respectively	232,438	270,741
Accounts receivable – affiliates	30,951	10,467
Inventories	163,229	204,235
Deferred natural gas purchases	39,985	50,716
Natural gas imbalances - receivable	48,512	54,549
Prepayments and other assets	44,102	42,675
Total current assets	571,943	657,023

Property, plant and equipment
Plant in service	6,968,175	7,195,747
Construction work in progress	155,578	103,862
	7,123,753	7,299,609
Less accumulated depreciation and amortization	(4,858)	(1,573,273)
Net property, plant and equipment	7,118,895	5,726,336

Deferred charges
Regulatory assets	136,280	57,447
Deferred charges	67,551	60,407
Total deferred charges	203,831	117,854

Unconsolidated investments	127,787	1,633,289

Goodwill	1,955,691	89,227

Other	65,877	47,130

Total assets	$10,044,024	$8,270,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in thousands, except par value)

STOCKHOLDERS' EQUITY AND LIABILITIES

	Successor	Predecessor
	March 31, 2012	December 31, 2011

Stockholders’ equity

Common stock, $0.01 and $1 par value; 1 and 200,000 shares
authorized; 1 and 126,142 shares issued, respectively	$-	$126,142
Premium on capital stock	3,912,867	1,934,102
Less treasury stock: nil and 1,298 shares, respectively,
at cost	-	(33,228)
Less common stock held in trust: nil and 581 shares,
respectively	-	(10,888)
Deferred compensation plans	-	10,888
Accumulated other comprehensive income (loss)	1,143	(119,192)
Retained earnings (deficit)	(38,507)	731,787
Total stockholders' equity	3,875,503	2,639,611

Long-term debt obligations (Note 6)	3,119,739	3,160,372

Total capitalization	6,995,242	5,799,983

Current liabilities
Current portion of long-term debt (Note 6)	860	343,254
Notes payable (Note 6)	165,000	200,000
Notes payable - related party (Note 6)	221,217	-
Accounts payable and accrued liabilities	126,786	193,949
Accounts payable and accrued liabilities - related parties	15,262	178
Federal, state and local taxes payable	37,882	37,127
Accrued interest	41,427	33,837
Natural gas imbalances - payable	116,048	145,212
Derivative instruments (Note 9 and 10)	51,090	58,598
Other	183,680	112,135
Total current liabilities	959,252	1,124,290

Deferred credits	329,546	301,709

Accumulated deferred income taxes	1,759,984	1,044,877

Commitments and contingencies (Note 11)

Total stockholders' equity and liabilities	$10,044,024	$8,270,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(In thousands)

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to March 31, 2012	Period from January 1, 2012 to March 25, 2012	Three-month period ended March 31, 2011

Operating revenues (Note 12):	$39,712	$633,649	$746,822

Operating expenses
Cost of natural gas and other energy	17,526	311,270	425,632
Operating, maintenance and general	61,033	134,921	120,994
Depreciation and amortization	4,723	56,544	59,327
Revenue-related taxes	393	9,867	17,367
Taxes, other than on income and revenues	2,125	14,296	15,470
Total operating expenses	85,800	526,898	638,790

Operating income (loss)	(46,088)	106,751	108,032

Other income (expenses)
Interest expense	(4,381)	(50,407)	(55,571)
Earnings from unconsolidated investments	12	16,160	26,701
Other, net	16	284	142
Total other expenses, net	(4,353)	(33,963)	(28,728)

Earnings (loss) before income taxes	(50,441)	72,788	79,304

Federal and state income tax expense (benefit) (Note 8)	(11,934)	22,871	18,642

Net earnings (loss)	$(38,507)	$49,917	$60,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(In thousands)

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to March 31, 2012	Period from January 1, 2012 to March 25, 2012	Three-month period ended March 31, 2011

Net earnings (loss)	$(38,507)	$49,917	$60,662
Other comprehensive income (loss), net of tax:
Change in fair value of interest rate hedges	-	3,878	(1,404)
Reclassification of unrealized loss (gain) on interest rate
hedges into earnings	-	4,946	3,323
Change in fair value of commodity hedges	1,143	2,954	(993)
Reclassification of unrealized (gain) loss on commodity
hedges into earnings	-	(1,307)	(2,897)
Reclassification of net actuarial loss and prior service credit relating to pension and other postretirement benefits into
earnings	-	1,815	701
Change in other comprehensive income (loss) from equity
investments	-	29	35
	1,143	12,315	(1,235)
Comprehensive income (loss)	$(37,364)	$62,232	$59,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to March 31, 2012	Period from January 1, 2012 to March 25, 2012	Three-month period ended March 31, 2011

Cash flows provided by (used in) operating activities:
Net earnings (loss)	$(38,507)	$49,917	$60,662
Adjustments to reconcile net earnings (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	4,723	56,544	59,327
Deferred income taxes	(11,934)	22,866	26,807
Net gain on curtailment of OPEB plans	(15,332)	-	-
Unrealized loss on commodity derivatives	-	-	14,744
Share-based compensation expense	-	1,654	2,355
Earnings from unconsolidated investments,
adjusted for cash distributions	(12)	(16,160)	(26,701)
Changes in operating assets and liabilities, net
of Merger impact	(132,922)	81,918	63,062
Net cash flows provided by (used in) operating activities	(193,984)	196,739	200,256
Cash flows (used in) provided by investing activities:
Additions to property, plant and equipment	(1,838)	(60,062)	(67,516)
Loan to unconsolidated investments	-	-	(12,500)
Loan repayment from unconsolidated investments	-	37,000	-
Proceeds from Citrus Merger	-	1,895,000	-
Plant retirements and other	(188)	(2,252)	345
Net cash flows provided by (used in) investing activities	(2,026)	1,869,686	(79,671)
Cash flows provided by (used in) financing activities:
Issuance of long-term debt	-	455,000	-
Renewal cost for credit facilities and issuance cost of debt	(1,708)	(1,803)	-
Dividends paid on common stock	-	(18,726)	(18,690)
Note payable - related party	221,217	-	-
Repayment of long-term debt obligation	-	(1,047,529)	(136)
Net change in revolving credit facilities	(47,386)	12,386	(100,892)
Purchase of treasury stock	-	(1,452,780)	(13)
Net cash flows provided by (used in) financing activities	172,123	(2,053,452)	(119,731)
Change in cash and cash equivalents	(23,887)	12,973	854
Cash and cash equivalents at beginning of period	36,613	23,640	3,299
Cash and cash equivalents at end of period	$12,726	$36,613	$4,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

(In thousands)

	Common	Premium		Common	Deferred	Accumulated		Total
	Stock,	on	Treasury	Stock	Compen-	Other	Retained	Stock-
	$1 Par	Capital	Stock,	Held	sation	Comprehensive	Earnings	holders'
	Value	Stock	at cost	In Trust	Plans	Income (Loss)	(Deficit)	Equity
Predecessor
Balance December 31, 2011	$126,142	$1,934,102	$(33,228)	$(10,888)	$10,888	$(119,192)	$731,787	$2,639,611

Other comprehensive income, net of tax	-	-	-	-	-	12,315	-	12,315
Share-based compensation	-	1,654	-	-	-	-	-	1,654
Restricted stock issuances	186	(186)	(2,864)	-	-	-	-	(2,864)
Exercise of stock options	5	79	-	-	-	-	-	84
Contributions to Trust	-	-	-	(399)	399	-	-	-
Disbursements from Trust	-	-	-	650	(650)	-	-	-
Purchase of treasury stock	-	-	(1,450,000)	-	-	-	-	(1,450,000)
Net earnings	-	-	-	-	-	-	49,917	49,917
Balance March 25, 2012	$126,333	$1,935,649	$(1,486,092)	$(10,637)	$10,637	$(106,877)	$781,704	$1,250,717

Successor
Balance March 26, 2012	$-	$3,912,867	$-	$-	$-	$-	$-	$3,912,867

Other comprehensive income, net of tax	-	-	-	-	-	1,143	-	1,143
Net earnings (loss)	-	-	-	-	-	-	(38,507)	(38,507)
Balance March 31, 2012	$-	$3,912,867	$-	$-	$-	$1,143	$(38,507)	$3,875,503

The Company’s common stock is $1 par value in the predecessor period. Therefore, the change in Common Stock, $1 par value, was equivalent to the change in the number of shares of common stock issued.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q.  These statements do not include all of the information and annual note disclosures required by GAAP, and should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2011, which are included in the Company’s Form 10-K filed with the SEC.  The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and reflect adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim period.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  Due to the seasonal nature of the Company’s operations, the results of operations and cash flows for any interim period are not necessarily indicative of the results that may be expected for the full year.

1.  Description of Business

Southern Union, a wholly-owned indirect subsidiary of ETE, owns and operates assets in the regulated and unregulated natural gas industry and is primarily engaged in the gathering, treating, processing, transportation, storage and distribution of natural gas in the United States.  The Company operates in three reportable segments:  Transportation and Storage, Gathering and Processing, and Distribution.  The Transportation and Storage segment is primarily engaged in the interstate transportation and storage of natural gas, and also provides LNG terminalling and regasification services.  Its operations expand from the Gulf Coast region throughout the Midwest.  The Gathering and Processing segment is primarily engaged in connecting wells of natural gas producers to its gathering system, treating natural gas to remove impurities to meet pipeline quality specifications, processing natural gas for the removal of NGL, and redelivering natural gas and NGL to a variety of markets.  Its operations are located in West Texas and Southeast New Mexico.  The Distribution segment is primarily engaged in the local distribution of natural gas in Missouri and Massachusetts.

See Note 3 – ETE Merger for information related to the Company’s merger with ETE on March 26, 2012.

2.  Summary of Significant Accounting Policies and Other Matters

There have been no changes in the Company’s accounting policies as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2011, except as noted below.

Business Combination Accounting.  The Company’s March 26, 2012 merger transaction with ETE was accounted for by ETE using business combination accounting.  Under this method, the purchase price paid by the acquirer is allocated to the assets acquired and liabilities assumed as of the acquisition date based on their fair value.  By the application of “push-down” accounting, Southern Union’s assets, liabilities and equity were accordingly adjusted to fair value on March 26, 2012.  Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions.  See Note 3 – ETE Merger for a discussion of the estimated fair values of assets and liabilities recorded in connection with the ETE Merger.

Due to the application of “push-down” accounting, the Company’s financial statements and certain footnote disclosures are presented in two distinct periods to indicate the application of two different bases of accounting.  Periods prior to March 26, 2012 are indentified herein as “Predecessor,” while periods subsequent to the ETE Merger are identified as “Successor.”

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.  ETE Merger

Description of Transaction

On March 26, 2012, the Company, ETE, and Sigma Acquisition Corporation, a wholly-owned subsidiary of ETE (Merger Sub), completed their previously announced merger transaction.  Pursuant to the Second Amended and Restated Agreement and Plan of Merger, dated as of July 19, 2011, as amended by Amendment No. 1 thereto dated as of September 14, 2011 (as amended, the Merger Agreement), among the Company, ETE and Merger Sub, Merger Sub was merged with and into the Company, with the Company continuing as the surviving corporation as an indirect, wholly-owned subsidiary of ETE (the Merger).  The Merger became effective on March 26, 2012 at 12:59 p.m., Eastern Time (the Effective Time).

At the Effective Time, each share of the Company’s common stock, par value $1.00 per share issued and outstanding (Southern Union Common Stock), immediately prior to the Effective Time (other than shares of Southern Union Common Stock held by stockholders properly exercising appraisal rights available under Section 262 of the Delaware General Corporation Law (DGCL) or shares of Southern Union Common Stock held directly or indirectly by the Company or any of its wholly-owned subsidiaries immediately prior to the Effective Time) was converted into the right to receive, as consideration for the Merger (the Merger Consideration), at the election of the holder of such share, either (i) $44.25 in cash (the Cash Consideration) or (ii) 1.00x ETE common unit (the Equity Consideration).

As previously announced, under the terms of the Merger Agreement, Southern Union stockholders could elect to exchange each outstanding share of Southern Union Common Stock for $44.25 of cash or 1.00x ETE common unit, with no more than 60 percent of the aggregate Merger Consideration payable in cash and no more than 50 percent of the aggregate Merger Consideration payable in ETE common units.  Based on the final election results, the Merger Consideration was paid as follows:

•	Holders of approximately 54 percent of outstanding Southern Union Common Stock, or 67,985,929 Southern Union shares, elected and received cash.

•
Holders of approximately 46 percent of outstanding Southern Union Common Stock, or 56,981,860 Southern Union shares, received ETE common units.  This amount is comprised of 38,872,598 Southern Union shares for which holders elected to receive ETE common units and 18,109,262 Southern Union shares for which holders either did not make an election (other than dissenting shares), did not deliver a valid election form prior to the election deadline or did not properly deliver shares of Southern Union Common Stock for which elections were made pursuant to the notice of guaranteed delivery procedure and, therefore, were deemed to have elected to receive ETE common units.

In connection with the consummation of the Merger, on March 27, 2012, the New York Stock Exchange (NYSE) filed a notification of removal from listing with the SEC to delist the Southern Union Common Stock from the NYSE.  In addition, the Company filed with the SEC a certification and notice of termination requesting that the Southern Union Common Stock be deregistered under Section 12(b) of the Securities Exchange Act of 1934, as amended.

Pursuant to the Third Amended and Restated Company 2003 Stock and Incentive Plan (the Equity Plan), individual award agreements thereunder and the terms of the Merger Agreement, all awards of stock options and stock appreciation rights outstanding immediately, to the extent not already vested, became vested and exercisable prior to the Effective Time, in accordance with the terms of the Equity Plan.  All unexercised options and stock appreciation rights, including those for which vesting was accelerated, outstanding immediately prior to the Effective Time were cancelled and terminated at the Effective Time.  In consideration of such cancellation and termination, each stock option and stock appreciation right so cancelled and terminated was converted into the right to receive an amount in cash equal to $44.25 less (i) the applicable exercise price and (ii) any applicable deductions and withholdings required by law.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Additionally, shares of restricted stock for which restrictions have not otherwise lapsed or expired and were outstanding prior to the Effective Time had their associated restrictions automatically and without an action by the holder lapse/expire prior to the Effective Time and each share of Southern Union Common Stock subject to such restricted stock grant were issued and converted into the right to receive Merger Consideration (in the form of Cash Consideration or Equity Consideration at the election of the holder of such restricted stock grant), less all deductions and withholdings required by law.  Each holder of the outstanding restricted stock grant made an election of Equity Consideration and the applicable deduction was made by reducing the number of ETE common units otherwise payable as part of the consideration for such restricted stock (with the ETE common units valued at the closing price of ETE on the day prior to the closing of the Merger for this purpose).

Restrictions on each awards of cash restricted stock units (RSU) outstanding immediately prior to the Effective Time expired and each RSU was converted into the right to receive a lump sum cash payment equal to (i) $44.25 multiplied by the total number of shares of Southern Union Common Stock underlying such RSU, less (ii) any applicable deductions and withholdings required by law.

In connection with, and immediately prior to the Effective Time of the Merger, CrossCountry Energy, LLC, an indirect wholly-owned subsidiary of the Company (CrossCountry Energy), ETP, Citrus ETP Acquisition, L.L.C. (ETP Merger Sub), Citrus ETP Finance LLC, ETE, PEPL Holdings, LLC, a newly created indirect wholly-owned subsidiary of the Company (PEPL Holdings), and the Company consummated the transactions contemplated by that certain Amended and Restated Agreement and Plan of Merger, dated as of July 19, 2011, as amended by Amendment No. 1 thereto dated as of September 14, 2011 and Amendment No. 2 thereto dated as of March 23, 2012 (as amended, the Citrus Merger Agreement) by and among ETP, ETP Merger Sub and Citrus ETP Finance LLC, on the one hand, and ETE, CrossCountry Energy, PEPL Holdings and the Company, on the other hand.

Immediately prior to the Effective Time, the Company, CrossCountry Energy and PEPL Holdings became parties to the Citrus Merger Agreement by joinder to, and the Company assumed the obligations and rights of ETE thereunder.  The Company made certain customary representations, warranties, covenants and indemnities in the Citrus Merger Agreement.  Pursuant to the Citrus Merger Agreement, ETP Merger Sub was merged with and into CrossCountry Energy (the Citrus Merger), with CrossCountry Energy continuing as the surviving entity in the Citrus Merger as a wholly-owned subsidiary of ETP and, as a result thereof, ETP, through its subsidiaries, indirectly owns 50 percent of the outstanding capital stock of Citrus Corp. (Citrus).  As consideration for the Citrus Merger, Southern Union received from ETP $2.0 billion, consisting of $1.895 billion in cash and $105 million of common units representing limited partner interests in ETP.

Immediately prior to the Effective Time, $1.45 billion of the total cash consideration received in respect of the Citrus Merger was contributed to Merger Sub in exchange for an equity interest in Merger Sub.  In connection with the Merger, at the Effective Time, such equity interest in Merger Sub held by CCE Holdings was cancelled and retired.

Pursuant to the Citrus Merger Agreement, immediately prior to the Effective Time, (i) the Company contributed its ownership interests in Panhandle Eastern Pipe Line Company, LP and Southern Union Panhandle, LLC (collectively, the Panhandle Interests) to PEPL Holdings (the Panhandle Contribution); and (ii) following the Panhandle Contribution, the Company entered into a contingent residual support agreement (the Support Agreement) with ETP and Citrus ETP Finance LLC, pursuant to which the Company agreed to provide contingent, residual support to Citrus ETP Finance LLC (on a non-recourse basis to the Company) with respect to Citrus ETP Finance LLC’s obligations to ETP to support the payment of $2.0 billion in principal amount of senior notes issued by ETP on January 17, 2012.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Expenses Related to the Merger

Merger-related expenses were $68.4 million and $18.7 million in the successor and predecessor periods in 2012, respectively.  Such expenses include legal and other outside service costs, charges resulting from employment agreements with certain executives that provided for compensation when their employment was terminated and severance costs associated with administrative headcount reductions.  At March 31, 2012, Other current liabilities on the Condensed Consolidated Balance Sheet includes $68.4 million of accrued merger-related expenses.

Allocation of Consideration Transferred

The Merger was accounted for using business combination accounting under applicable accounting principles.  Business combination accounting requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date.  The table below represents the allocation of the total consideration to Southern Union’s tangible and intangible assets and liabilities as of March 26, 2012 based upon management’s estimate of their respective fair values.  The goodwill resulting from the Merger is primarily due to expected commercial and operational synergies and is not deductible for tax purposes.

(In thousands)
Cash and cash equivalents	$36,613
Other current assets	523,428
Property and equipment	7,121,935
Goodwill	1,955,691
Identified intangibles (1)	47,000
Other noncurrent assets	290,886
Long-term debt, including current portion	(3,333,506)
Deferred income taxes	(1,771,407)
Other liabilities	(957,773)
Total purchase price	$3,912,867

The amount of goodwill recorded in each segment is as follows:

Transportation & Storage	$1,154,230
Gathering & Processing	546,681
Distribution	241,339
Corporate & Other	13,441
Total Goodwill	$1,955,691

________________
(1) Identified intangibles will be amortized over an estimated life of approximately 19 years and are included in Deferred charges in the unaudited Condensed Consolidated Balance Sheet.

The Company uses appraisers to assist in the initial determination of fair value of certain assets.  Management is reviewing the valuation and confirming results to determine the final purchase price allocation.  The purchase price allocation is expected to be finalized in the third quarter of 2012.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.  Related Party Transactions

The following table provides a summary of the related party balances included in the Condensed Consolidated Balance Sheets at the dates indicated.

	Successor	Predecessor
	March 31, 2012	December 31, 2011
	(In thousands)	(In thousands)

Investment in ETP	$105,000	$-

Accounts receivable - affiliates (1)	$30,951	$10,467

Note payable - ETE (2)	$221,217	$-

Accounts payable - affiliates (3)	$15,262	$178

______________
(1)	Primarily related to NGL volumes sold to an affiliate, payroll funding and various administrative and operating costs paid by other affiliate companies on behalf of the Company.
(2)	See Note 6 – Debt Obligations for more information on the note payable to ETE.
(3)	Primarily related to NGL volumes purchased from an affiliate.

Operating revenues and expenses for related party transactions for the three-month periods ended March 31, 2012 and 2011 were not material.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  Comprehensive Income (Loss)

The table below sets forth the tax amounts included in the respective components of Other comprehensive income (loss) for the periods presented.

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to March 31, 2012	Period from January 1, 2012 to March 25, 2012	Three-month period ended March 31, 2011
	(In thousands)	(In thousands)

Tax benefit (expense) included in other comprehensive income (loss):
Change in fair value of interest rate hedges	$-	$2,296	$(866)
Reclassification of unrealized loss (gain) on interest rate hedges
into earnings	-	3,139	2,228
Change in fair value of commodity hedges	643	1,665	(559)
Reclassification of unrealized (gain) loss on commodity hedges
into earnings	-	(736)	(1,632)
Reclassification of net actuarial loss and prior service credit relating to pension and other postretirement benefits into
earnings	-	902	574
Change in other comprehensive income (loss) from equity
investments	-	18	22
Tax benefit (expense) included in other comprehensive income (loss)	$643	$7,284	$(233)

The table presents the components in Accumulated other comprehensive income (loss) as of the dates indicated.

	Successor	Predecessor
	March 31, 2012	December 31, 2011
	(In thousands)	(In thousands)

Interest rate hedges, net	$-	$(50,259)
Commodity hedges, net	1,143	(11)
Benefit plans:
Net actuarial loss and prior service costs, net - pensions	-	(51,845)
Net actuarial gain and prior service credit, net - OPEB	-	(14,542)
Equity investments, net	-	(2,535)
Total Accumulated other comprehensive income (loss), net of tax	$1,143	$(119,192)

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.  Debt Obligations

The following table sets forth the debt obligations of Southern Union and Panhandle at the dates indicated.

	Successor	Predecessor
	March 31, 2012	December 31, 2011
	(In thousands)	(In thousands)

Long-Term Debt Obligations:

Southern Union:
7.60% Senior Notes due 2024	$359,765	$359,765
8.25% Senior Notes due 2029	300,000	300,000
7.24% to 9.44% First Mortgage Bonds
due 2020 to 2027	19,500	19,500
7.20% Junior Subordinated Notes due 2066 (1)	600,000	600,000
Term Loan due 2013	-	250,000
Note Payable	7,603	7,746
Uamortized fair value adjustments	54,163	-
	1,341,031	1,537,011

Panhandle:
6.05% Senior Notes due 2013	250,000	250,000
6.20% Senior Notes due 2017	300,000	300,000
8.125% Senior Notes due 2019	150,000	150,000
7.00% Senior Notes due 2029	66,305	66,305
7.00% Senior Notes due 2018	400,000	400,000
Term Loan due 2012	-	797,386
Term Loan due 2015	455,000	-
Net premiums on long-term debt	-	2,924
Unamortized fair value adjustments	158,263	-
	1,779,568	1,966,615

Total Long-Term Debt Obligations	3,120,599	3,503,626

Credit Facilities	165,000	200,000
Note Payable - ETE	221,217	-

Total consolidated debt obligations	3,506,816	3,703,626
Less current portion of long-term debt	860	343,254
Less short-term debt	386,217	200,000
Total long-term debt	$3,119,739	$3,160,372

Total fair value of consolidated debt obligations	$3,484,307	$3,964,549

____________________
(1)
Effective November 1, 2011, the interest rate on the Junior Subordinated Notes changed to a variable rate based upon the three-month LIBOR rate plus 3.0175 percent, reset quarterly.  See Interest Rate Swaps below for more information regarding the interest rate on these notes.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The fair value of the Company’s term loans and credit facilities as of March 31, 2012 and December 31, 2011 were determined using the market approach, which utilized Level 2 inputs consisting of reported recent loan transactions for parties of similar credit quality and remaining life, as there is no active secondary market for loans of these types and sizes.

The fair value of the Company’s other long-term debt as of March 31, 2012 and December 31, 2011 was also determined using the market approach, which utilized observable market data to corroborate the estimated credit spreads and prices for the Company’s non-bank long-term debt securities in the secondary market.  Those valuations were based in part upon the reported trades of the Company’s non-bank long-term debt securities where available and the actual trades of debt securities of similar credit quality and remaining life where no secondary market trades were reported for the Company’s non-bank long-term debt securities.

Interest Rate Swaps.  The Company has interest rate swap agreements that effectively fix the interest rate applicable to the floating rate on a portion of the $600 million Junior Subordinated Notes due 2066 (Junior Subordinated Notes).  See Note 9 – Derivative Instruments and Hedging Activities – Interest Rate Contracts – Interest Rate Swaps for more information regarding these swap agreements.

Credit Facilities.  In March 2012, the Company entered into the Eighth Amended and Restated Revolving Credit Agreement with certain banks in the amount of $700 million (2012 Revolver).  The 2012 Revolver is an amendment, restatement and refinancing of the Company’s $550 million Seventh Amended and Restated Revolving Credit Agreement.  The 2012 Revolver is scheduled to mature on May 20, 2016.  The Company entered into the 2012 Revolver in order to (i) obtain consent to the transactions contemplated by the Merger Agreement, the Citrus Merger Agreement and the Support Agreement; (ii) to increase the amount of the facility from $550 million to $700 million; and (iii) to modify certain covenants.  Borrowings under the 2012 Revolver are available for the Company’s working capital, other general corporate purposes and letter of credit requirements.  The interest rate and commitment fee under the 2012 Revolver are calculated using a pricing grid, which is based upon the credit rating for the Company’s senior unsecured notes.  The annualized interest rate and commitment fee rate bases for the 2012 Revolver at 2012 were LIBOR plus 162.5 basis points and 25 basis points, respectively.

Term Loans.  In March 2012, the Company retired the $250 million term loan due August 2013 and the $465 million term loan of its indirect wholly owned subsidiary, LNG Holdings, due June 2012 ($342.4 million of which was outstanding) utilizing a combination of the merger consideration received in connection with the Citrus Merger and drawdowns from its 2012 Revolver.

In February 2012, the Company refinanced LNG Holdings’ $455 million term loan due March 2012 with an unsecured three-year term loan facility due February 2015, with LNG Holdings as borrower and PEPL and Trunkline LNG as guarantors and a floating interest rate tied to LIBOR plus a margin based on the rating of PEPL’s senior unsecured debt.

Note Payable – ETE.  On March 26, 2012, the Company received $221.2 million from ETE to pay certain expenses in connection with the Merger, including (i) payments made to employees related to outstanding awards of stock options, stock appreciation rights and RSUs; and (ii) payments to certain executives under applicable employment or change in control agreements, which provided for compensation when their employment was terminated in connection with a change in control.  In connection with the receipt of the $221.2 million from ETE, on March 26, 2012, the Company entered into an interest-bearing promissory note payable on or before March 25, 2013.  The interest rate under the promissory note is 3.75 percent and accrued interest is payable monthly in arrears.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.  Benefits

Components of Net Periodic Benefit Cost.  The following table sets forth the components of net periodic benefit cost of the Company’s pension and postretirement benefit plans for the periods presented below.

	Pension Benefits			Other Postretirement Benefits
	Successor	Predecessor		Successor	Predecessor
	Period from Acquisition (March 26, 2012) to March 31, 2012	Period from January 1, 2012 to March 25, 2012	Three-month period ended March 31, 2011	Period from Acquisition (March 26, 2012) to March 31, 2012	Period from January 1, 2012 to March 25, 2012	Three-month period ended March 31, 2011
	(In thousands)	(In thousands)		(In thousands)	(In thousands)
Net Periodic Benefit Cost:
Service cost	$94	$998	$935	$17	$881	$880
Interest cost	189	2,095	2,525	51	1,254	1,446
Expected return on plan
assets	(249)	(2,461)	(2,646)	(135)	(1,367)	(1,449)
Prior service cost (credit)
amortization	-	133	147	-	(409)	(453)
Actuarial loss (gain)
amortization	-	2,308	1,983	-	273	(403)
Curtailment recognition (1)	-	-	-	(15,332)	-	-
	34	3,073	2,944	(15,399)	632	21
Regulatory adjustment (2)	4	253	192	9	657	666
Net periodic benefit cost	$38	$3,326	$3,136	$(15,390)	$1,289	$687

________________________________
(1)
Subsequent to the Merger, the Company amended certain of its other postretirement employee benefit plans, which prospectively restrict participation in the plans for the impacted active employees.  The plan amendments resulted in the plans becoming currently over-funded and, accordingly, the Company recorded a pre-tax curtailment gain of $74.6 million.  Such gain was offset by establishment of a non-current refund liability in the amount of $59.3 million.  As such, the net curtailment gain recognition was $15.3 million.

(2)
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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.  Taxes on Income

The following table summarizes the Company’s income taxes for the periods presented.

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to March 31, 2012	Period from January 1, 2012 to March 25, 2012	Three-month period ended March 31, 2011
	(In thousands)	(In thousands)
Current:
Federal	$-	$-	$37
State	-	5	(8,202)
	-	5	(8,165)

Deferred:
Federal	(10,821)	19,861	24,185
State	(1,113)	3,005	2,622
	(11,934)	22,866	26,807

Total federal and state income tax
expense (benefit)	$(11,934)	$22,871	$18,642

Effective tax rate	24%	31%	24%

In the predecessor period, the Company’s EITR was generally lower than the U.S. federal income tax statutory rate of 35 percent primarily due to the expected deductions for the anticipated receipt of dividends associated with earnings from the Company’s unconsolidated investment in Citrus.  In the successor period, the earnings from Citrus and the related dividends received deductions will no longer be applicable to the Company because of the Company’s contribution of its unconsolidated investment in Citrus to ETP, a subsidiary of ETE.  In the successor period, the Company’s EITR was impacted by non-deductible excess parachute payments resulting from Merger-related employee severance expenses.

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

Interest Rate Swaps.  In 2011, the Company entered into interest rate swap agreements to hedge the $600 million Junior Subordinated Notes with an aggregate notional amount of $525 million, of which $450 million were for ten-year periods and $75 million were for five-year periods.  These interest rate swaps became effective on November 1, 2011.   The Company pays interest on the Junior Subordinated Notes at the floating rate of three-month LIBOR plus a credit spread of 3.0175 percent beginning November 1, 2011. The interest rate swaps effectively fix the interest rate applicable to the floating rate on a portion of the Junior Subordinated Notes and are accounted for as cash flow hedges, with the effective portion of their settled value recorded in Accumulated other comprehensive income and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impact earnings.  The floating rate LIBOR-based portion of the interest payments was exchanged for weighted average fixed rate interest payments of 3.63 percent.  In conjunction with the Merger, the Company discontinued hedge accounting treatment on these interest rate swaps.  Therefore, future changes in fair value will be recognized in earnings.

The Company also had outstanding pay-fixed interest rate swaps with a total notional amount of $455 million to hedge the LNG Holdings $455 million term loan, which was refinanced in February 2012.  These interest rate swaps were accounted for as cash flow hedges, with the effective portion of changes in their fair value recorded in Accumulated other comprehensive income and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impacted earnings.  These swaps terminated in the first quarter of 2012.

For the predecessor period in 2012 that hedge accounting treatment was applied, there was no swap ineffectiveness.

Treasury Rate Locks.  As of March 31, 2012, the Company had no outstanding treasury rate locks.  However, certain of its treasury rate locks that settled in prior periods were associated with interest payments on outstanding long-term debt.  During the predecessor periods, these treasury rate locks were accounted for as cash flow hedges, with the effective portion of their settled value recorded in Accumulated other comprehensive income and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impact earnings.

Commodity Contracts – Gathering and Processing Segment

The Company primarily enters into natural gas and NGL price swaps and NGL processing spread swaps to manage its exposure to changes in margin on forecasted sales of natural gas and NGL volumes resulting from movements in market commodity prices.

Natural Gas Price Swaps.  As of March 31, 2012, the Company had outstanding receive-fixed natural gas price swaps with a total notional amount of 2,750,000 MMBtu for the remainder of 2012.   These natural gas price swaps are accounted for as cash flow hedges, with the effective portion of changes in their fair value recorded in Accumulated other comprehensive income and reclassified into Operating revenues in the same periods during which the forecasted natural gas sales impact earnings.  As of March 31, 2012, approximately $245,000 of net after-tax losses in Accumulated other comprehensive income related to these natural gas price swaps are expected to be recognized in Operating revenues during the next twelve months.  Any ineffective portion of the cash flow hedge is reported in current-period earnings.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NGL Price Swaps.  As of March 31, 2012, the Company had outstanding receive-fixed NGL price swaps with a total notional amount of 49,168,350 gallons (4,125,000 MMBtu equivalent basis) for the remainder of 2012.   These NGL price swaps are accounted for as cash flow hedges, with the effective portion of changes in their fair value recorded in Accumulated other comprehensive income and reclassified into Operating revenues in the same periods during which the forecasted NGL sales impact earnings.  As of March 31, 2012, approximately $1.4 million of net after-tax gains in Accumulated other comprehensive income related to these NGL price swaps are expected to be recognized in Operating revenues during the next twelve months.  Any ineffective portion of the cash flow hedge is reported in current-period earnings.

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

Natural Gas Price Swaps.  As of March 31, 2012, the Company had outstanding pay-fixed natural gas price swaps with total notional amounts of 13,350,000 MMBtu, 8,310,000 MMBtu and 260,000 MMBtu for the remainder of 2012, 2013 and 2014, respectively.  These natural gas price swaps are accounted for as economic hedges, with changes in their fair value recorded to Deferred natural gas purchases.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Summary Financial Statement Information

The following table summarizes the fair value amounts of the Company’s asset and liability derivative instruments and their location reported in the unaudited interim Condensed Consolidated Balance Sheet at the dates indicated.

	Fair Value (1)
	Asset Derivatives		Liability Derivatives
	Successor	Predecessor	Successor	Predecessor
Balance Sheet Location	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
	(In thousands)	(In thousands)	(In thousands)	(In thousands)
Cash Flow Hedges:
Interest rate contracts
Derivative instruments-liabilities	$-	$-	$-	$19,936
Deferred credits	-	-	-	59,789

Commodity contracts - Gathering and Processing:
Natural gas price swaps
Prepayments and other assets	6,635	6,124	-	-
NGL price swaps
Prepayments and other assets	-	-	46	1,996
Derivative instruments-liabilities	-	-	264	4,144
	$6,635	$6,124	$310	$85,865

Economic Hedges:
Interest rate contracts
Derivative instruments-liabilities	$-	$-	$16,398	$-
Deferred credits	-	-	50,105	-

Commodity contracts - Gathering and Processing:
Other derivative instruments
Derivative instruments-liabilities	-	-	-	50

Commodity contracts - Distribution:
Natural gas price swaps
Derivative instruments-liabilities	-	-	34,428	34,468
Deferred credits	-	3	3,723	5,643
	$-	$3	$104,654	$40,161

Total	$6,635	$6,127	$104,964	$126,026

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the location and amount of derivative instrument gains and losses reported in the Company’s unaudited interim condensed consolidated financial statements for the periods presented:

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to March 31, 2012	Period from January 1, 2012 to March 25, 2012	Three-month period ended March 31, 2011
	(In thousands)	(In thousands)
Cash Flow Hedges: (1)
Interest rate contracts:
Change in fair value - increase/(decrease) in Accumulated other comprehensive income, excluding tax expense effect
of $0, $2,296 and $866, respectively	$-	$6,174	$2,270
Reclassification of unrealized loss from Accumulated other
comprehensive income - increase of Interest expense,
excluding tax expense effect of $0, $3,139 and $2,228,
respectively	-	8,085	5,551
Commodity contracts - Gathering and Processing:
Change in fair value - increase/(decrease) in Accumulated
other comprehensive income, excluding tax expense
effect of $643, $1,665 and $(559), respectively	1,786	4,619	(1,552)
Reclassification of unrealized gain from Accumulated other
comprehensive income - increase of Operating
revenues, excluding tax expense effect of $0, $736 and
$1,632, respectivel	-	2,043	4,529

Economic Hedges:
Commodity contracts - Gathering and Processing:
Change in fair value of other hedges - (increase)/decrease in
Operating revenues	-	50	16,518
Commodity contracts - Distribution:
Change in fair value - increase/(decrease) in Deferred natural
gas purchases	-	(1,957)	(19,493)

_________________
(1)	See Note 5 – Comprehensive Income (Loss) for additional related information.

Derivative Instrument Contingent Features

Certain of the Company’s derivative instruments contain provisions that require the Company’s debt to be maintained at an investment grade credit rating from each of the major credit rating agencies.  If the Company’s debt were to fall below investment grade, the Company would be in violation of these provisions, and the counterparties to the derivative instruments could potentially require the Company to post collateral for certain of the derivative instruments.  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position at March 31, 2012 was $21.4 million.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.  Fair Value Measurement

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis at the date indicated.

	Fair Value	Fair Value Measurements at March 31, 2012
	as of	Using Fair Value Hierarchy
	March 31, 2012	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Commodity derivatives	$6,589	$-	$6,589	$-
Total	$6,589	$-	$6,589	$-

Liabilities:
Commodity derivatives	$38,415	$-	$38,415	$-
Interest-rate swap derivatives	66,503	-	66,503	-
Total	$104,918	$-	$104,918	$-

The Company’s Level 2 instruments primarily include natural gas and NGL price swaps and NGL processing spread swap derivatives and interest-rate swap derivatives that are valued using pricing models based on an income approach that discounts future cash flows to a present value amount.  The significant pricing model inputs for natural gas and NGL price swaps and NGL processing spread swap derivatives include published NYMEX forward index prices for delivery of natural gas at Henry Hub, Permian Basin and Waha, and NGL at Mont Belvieu.  The significant pricing model inputs for interest-rate swaps include published rates for U.S. Dollar LIBOR interest rate swaps.  The pricing models also adjust for nonperformance risk associated with the counterparty or Company, as applicable, through the use of credit risk adjusted discount rates based on published default rates.  The Company did not have any Level 3 instruments measured at fair value at March 31, 2012 or December 31, 2011 and there were no transfers between levels.

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

The Company is responsible for environmental remediation at various contaminated sites that are primarily associated with former MGPs and sites associated with the operation and disposal activities of former MGPs that produced a fuel known as “town gas.” Some byproducts of the historic manufactured gas process may be regulated substances under various federal and state environmental laws. To the extent these byproducts are present in soil or groundwater at concentrations in excess of applicable standards, investigation and remediation may be required.  The sites include properties that are part of the Company’s ongoing operations, sites formerly owned or used by the Company and sites owned by third parties. Remediation typically involves the management of contaminated soils and may involve removal of old MGP structures and remediation of groundwater. Activities vary with site conditions and locations, the extent and nature of the contamination, remedial requirements, complexity and sharing of responsibility; some contamination may be unrelated to former MGPs. The ultimate liability and total costs associated with these sites will depend upon many factors. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, the Company could potentially be held responsible for contamination caused by other parties.  In some instances, the Company may share liability associated with contamination with other PRPs and may also benefit from insurance policies or contractual indemnities that cover some or all of the cleanup costs. These sites are generally managed in the normal course of business or operations.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

North Attleboro MGP Site in Massachusetts (North Attleboro Site).  In November 2003, the MADEP issued a Notice of Responsibility to New England Gas Company, acknowledging receipt of prior notifications and investigative reports submitted by New England Gas Company, following the discovery of suspected coal tar material at the North Attleboro Site.  Subsequent sampling in the adjacent river channel revealed sediment impacts necessitating the investigation of off-site properties.  Assessment activities have recently been completed and it is estimated that the Company will spend approximately $10.5 million over the next several years to complete remediation activities at the North Attleboro Site, as well as maintain the engineered barrier constructed in 2008 at the upland portion of the site.  As New England Gas Company is allowed to recover environmental remediation expenditures through rates associated with its Massachusetts operations, the estimated costs associated with the North Attleboro Site have been included in Regulatory assets in the unaudited interim Condensed Consolidated Balance Sheets.

Environmental Remediation Liabilities

The table below reflects the amount of accrued liabilities recorded in the Condensed Consolidated Balance Sheets at the dates indicated to cover environmental remediation actions where management believes a loss is probable and reasonably estimable.  Except for matters discussed above, the Company does not have any material environmental remediation matters assessed as reasonably possible that would require disclosure in the financial statements.

	Successor	Predecessor
	March 31,	December 31,
	2012	2011
	(In thousands)	(In thousands)

Current	$4,452	$9,353
Noncurrent	15,894	11,635
Total environmental liabilities	$20,346	$20,988

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

Attorney General of the Commonwealth of Massachusetts v New England Gas Company.  On July 7, 2011, the Massachusetts Attorney General (AG) filed a regulatory complaint with the MDPU against New England Gas Company with respect to certain environmental cost recoveries.  The AG is seeking a refund to New England Gas Company customers for alleged “excessive and imprudently incurred costs” related to legal fees associated with

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the Company’s environmental response activities.  In the complaint, the AG requests that the MDPU initiate an investigation into the New England Gas Company’s collection and reconciliation of recoverable environmental costs including:  (i) the prudence of any and all legal fees, totaling $18.5 million, that were charged by the Kasowitz, Benson, Torres & Friedman firm and passed through the recovery mechanism since 2005, the year when a partner in the firm, the Company’s former Vice Chairman, President and COO, joined the Company’s management team; (ii) the prudence of any and all legal fees that were charged by the Bishop, London & Dodds firm and passed through the recovery mechanism since 2005, the period during which a member of the firm served as the Company’s Chief Ethics Officer; and (iii) the propriety and allocation of certain legal fees charged that were passed through the recovery mechanism that the AG contends only qualify for a lesser, 50 percent, level of recovery.  The Company has filed its answer denying the allegations and moved to dismiss the complaint, in part on a theory of collateral estoppel.  The hearing officer has deferred consideration of the Company’s motion to dismiss.  The AG’s motion to be reimbursed expert and consultant costs by the Company of up to $150,000 was granted.  The hearing officer has stayed discovery until resolution of a separate matter concerning the applicability of attorney-client privilege to legal billing invoices.  The Company believes it has complied with all applicable requirements regarding its filings for cost recovery and has not recorded any accrued liability; however, the Company will continue to assess its potential exposure for such cost recoveries as the matter progresses.

Air Quality Control.  SUGS is currently negotiating settlements to certain enforcement actions by the NMED and the TCEQ.

Compliance Orders from the New Mexico Environmental Department

SUGS has been in discussions with the NMED concerning allegations of violations of New Mexico air regulations related to the Jal #3 and Jal #4 facilities.  The NMED has issued amended compliance orders (COs) and proposed penalties for alleged violations at Jal #4 in the amount of $0.5 million and at Jal #3 in the amount of $5.5 million.  Hearings on the COs were delayed until September 2012 to allow the parties to pursue substantive settlement discussions.  SUGS has meritorious defenses to the NMED claims and can offer significant mitigating factors to the claimed violations.  The Company has recorded an accrued liability and will continue to assess its potential exposure to the allegations as the matter progresses.

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

Also on June 21, 2011, another putative class action lawsuit captioned Magda v. Southern Union Company, et al., Cause No. 2011-37134, was filed in the 11th Judicial District Court of Harris County, Texas.  The petition named as defendants the members of the Southern Union Board, Southern Union, and ETE.  The plaintiff alleged that the Southern Union directors breached their fiduciary duties to Southern Union’s stockholders in connection with the Merger and that Southern Union and ETE aided and abetted those alleged breaches.  The petition alleged that the Merger involves an unfair price and an inadequate sales process, that Southern Union’s directors entered into the Merger to benefit themselves personally, and that defendants have failed to disclose all material information related to the Merger to Southern Union stockholders.  The petition sought injunctive relief, including an injunction of the Merger, and an award of attorneys’ and other fees and costs, in addition to other relief.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On June 28, 2011, and August 19, 2011, amended petitions were filed in the Magda and Jaroslawicz actions, respectively, naming the same defendants and alleging that the Southern Union directors breached their fiduciary duties to Southern Union’s stockholders in connection with the Merger and that Southern Union and ETE aided and abetted the alleged breaches of fiduciary duty.  The amended petitions allege that the Merger involves an unfair price and an inadequate sales process, that Southern Union’s directors entered into the Merger to benefit themselves personally, including through consulting and noncompete agreements, and that defendants have failed to disclose all material information related to the Merger to Southern Union stockholders.  The amended petitions seek injunctive relief, including an injunction of the Merger, and an award of attorneys’ and other fees and costs, in addition to other relief.  The two Texas cases have been consolidated with the following style: In re:  Southern Union Company; Cause No. 2011-37091, in the 333rd Judicial District Court of Harris County, Texas.  On October 21, 2011, the court denied ETE’s October 13, 2011 motion to stay the Texas proceeding in favor of cases pending in the Delaware Court of Chancery (described below).

On June 27, 2011, a putative class action lawsuit captioned Southeastern Pennsylvania Transportation Authority, et al. v. Southern Union Company, et al., C.A. No. 6615-CS, was filed in the Delaware Court of Chancery.  The complaint named as defendants the members of the Southern Union Board, Southern Union and ETE.  The plaintiffs alleged that the Southern Union directors breached their fiduciary duties to Southern Union’s stockholders in connection with the Merger and further claimed that ETE aided and abetted those alleged breaches.  The complaint alleged that the Merger involves an unfair price and an inadequate sales process, that Southern Union’s directors entered into the Merger to benefit themselves personally, including through consulting and noncompete agreements, and that the directors should deem a competing proposal made by The Williams Companies, Inc. (Williams) to be superior.  The complaint sought compensatory damages, injunctive relief, including an injunction of  the Merger, and an award of attorneys’ and other fees and costs, in addition to other relief.

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

On August 25, 2011, a consolidated amended complaint was filed in the Southeastern Pennsylvania Transportation Authority, KBC Asset Management NV, and LBBW Asset Management Investment GmbH  actions pending in the Delaware Court of Chancery naming the same defendants as the original complaints in those actions and alleging that the Southern Union directors breached their fiduciary duties to Southern Union’s stockholders in connection with the Merger, that ETE aided and abetted those alleged breaches of fiduciary duty, and that the provisions in Section 5.4 of the Second Amended Merger Agreement relating to Southern Union’s ability to accept a superior proposal is invalid under Delaware law.  The amended complaint alleges that the Merger involves an unfair price and an inadequate sales process, that Southern Union’s directors entered into the Merger to benefit themselves personally, including through consulting and noncompete agreements, and that the defendants have failed to disclose all material information related to the Merger to Southern Union stockholders.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The consolidated amended complaint seeks injunctive relief, including an injunction of the Merger and an award of attorneys’ and other fees and costs, in addition to other relief.

The four Delaware Court of Chancery cases have been consolidated with the following style:  In re Southern Union Co. Shareholder Litigation, C.A. No. 6615-CS, in the Delaware Court of Chancery.

On November 9, 2011, the attorneys for the plaintiffs in the aforementioned Texas and Delaware actions stated that they did not intend to pursue their efforts to enjoin the Merger.  Plaintiffs have indicated that they intend to pursue a claim for damages.  A trial has not yet been scheduled in any of these matters.  Discovery for the damages claim is in its preliminary stages.

On November 28, 2011, a derivative lawsuit captioned W. J. Garrett Trust v. Bill W. Byrne, et al., Cause No. 2011-71702, was filed in the 234th Judicial District Court of Harris County, Texas.  The petition stated that it was filed on behalf of ETP.  ETP was also named as a nominal defendant.  The petition also named as defendants Energy Transfer Partners, GP, L.P. (ETP GP), Energy Transfer Partners, LLC (ETP LLC), ETE and the Boards of Directors of ETP, ETP GP, and ETP LLC (collectively, the ETE Defendants).  The petition also named Southern Union as a defendant.  On January 6, 2012, the plaintiff in the Garrett Trust action filed an amended petition naming the same defendants.  On February 27, 2012, the plaintiff in the Garrett Trust action filed a second amended petition naming the same defendants.  In these petitions, the plaintiff alleges that the ETE Defendants breached their fiduciary and contractual duties in connection with the Citrus Merger and ETP’s contribution of its propane assets to AmeriGas Partners LP (the AmeriGas Transaction).  The second amended petition alleges that the Citrus Merger, among other things, involves an unfair price and an unfair process and that the Directors of ETP, ETP GP, and ETP LLC failed to adequately evaluate the transaction.  The second petition also alleges that the Directors of ETP, ETP GP, and ETP LLC failed to, among other things, adequately evaluate the AmeriGas Transaction.  The second amended petition alleges that these defendants entered into both transactions primarily to assist in ETE’s consummation of its merger with Southern Union and thereby primarily to benefit themselves personally.  The second amended petition asserts claims for breaches of fiduciary duty, breaches of contractual duties, and acts of bad faith against each of the individual defendants, ETP GP, and ETP LLC.  The second amended complaint asserts claims against ETE and Southern Union for aiding and abetting the breaches of fiduciary duty, breaches of contractual duties, and acts of bad faith, as well as tortious interference with contract.  The second amended petition also asserts claims for declaratory judgment and conspiracy against all defendants.  The lawsuit seeks, among other things, the following relief: (i) a declaration that the lawsuit is properly maintainable as a derivative action; (ii) a declaration that the Citrus Merger and AmeriGas Transaction were unlawful and unenforceable because they involved breaches of fiduciary and contractual duties; (iii) a declaration that ETE and Southern Union aided and abetted the alleged breaches of fiduciary and contractual duties; (iv) a declaration that defendants conspired to breach, aided and abetted, and did breach fiduciary and contractual duties; (v) an order directing the individual defendants, ETP GP, and ETP LLC to exercise their fiduciary duties to obtain a transaction or transactions in the best interest of ETP’s unitholders; (vi) damages; and (vii) attorneys’ and other fees and costs.

On March 6, 2012, the Garrett Trust action was transferred to the 157th Judicial District Court of Harris County, Texas.  Trial in the Garrett Trust action has been set for January 14, 2013.

The Company has not recorded an accrued liability, believes the allegations of all the foregoing actions related to the Merger with ETE lack merit, and intends to contest them vigorously.

Litigation Concerning the Citrus Merger

CrossCountry Energy, LLC (CrossCountry), the Company subsidiary that indirectly owns 50 percent of the capital stock of Citrus and is a Principal under the Citrus Capital Stock Agreement (CSA), filed a complaint in the Delaware Court of Chancery against El Paso Citrus Holdings, Inc., the owner of the other 50 percent of the capital stock of Citrus, and its parent El Paso Corporation (collectively, El Paso), seeking a declaratory judgment that the Citrus Merger does not, as El Paso contends, trigger any provisions of the CSA which would require the Company to provide El Paso a right of first refusal (ROFR) concerning Citrus.  The complaint was filed by CrossCountry

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

following an exchange of letters between El Paso and the Company regarding the terms of the CSA.  Following the filing of the declaratory judgment action, El Paso filed a third-party complaint against the Company, ETE, and ETP alleging, among other things, breach of the CSA.  El Paso was not seeking to enjoin the closing of the Citrus Merger, but rather sought a rescission of the Citrus Merger after it was completed or, alternatively, damages.  All parties have agreed the Citrus Merger did not trigger a ROFR and the court granted El Paso’s dismissal of its claims for rescission or damages with prejudice on April 20, 2012.

Liabilities for Litigation and Other Claims

In addition to the matters discussed above, the Company is involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business.

The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable.  When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made.  As of March 31, 2012 and December 31, 2011, the Company recorded litigation and other claim-related accrued liabilities of $28.2 million and $28.3 million, respectively.  Except for the matters discussed above, the Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.

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

Air Quality Control

Oil and Natural Gas Sector New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants.  On April 17, 2012 the EPA issued the Oil and Natural Gas Sector New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants.  The standards revise the new source performance standards for volatile organic compounds from leaking components at onshore natural gas processing plants and new source performance standards for sulfur dioxide emissions from natural gas processing plants.  The EPA also established standards for certain oil and gas operations not covered by the existing standards.  In addition to the operations covered by the existing standards, the newly established standards regulate volatile organic compound emissions from gas wells, centrifugal compressors, reciprocating compressors, pneumatic controllers and storage vessels.  The Company is reviewing the new standards to determine the impact on its operations.

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

12.  Reportable Segments

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

The Transportation and Storage segment operations are conducted through Panhandle and the Company’s investment in Citrus (through March 26, 2012, the date of the Citrus Merger).  The Gathering and Processing

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

segment operations are conducted through SUGS.  The Distribution segment is primarily engaged in the local distribution of natural gas in Missouri and Massachusetts, through its Missouri Gas Energy and New England Gas Company operating divisions, respectively.  See Note 1 – Description of Business for additional information associated with the Company’s reportable segments.

Sales of products or services between segments are billed at regulated rates or at market rates, as applicable.  There were no material intersegment revenues during the three-month periods ended  March 31, 2012 and 2011.

The remainder of the Company’s business operations, which do not meet the quantitative threshold for segment reporting, are presented as Corporate and other activities.  Corporate and other activities consist of unallocated corporate costs, a wholly-owned subsidiary with ownership interests in electric power plants, and other miscellaneous activities.

The Company previously reported segment EBIT as a measure of segment performance.  Subsequent to the ETE Merger, the chief operating decision maker assesses performance of the Company’s business based on Segment Adjusted EBITDA.  The Company defines Segment Adjusted EBITDA as earnings before interest, taxes, depreciation, amortization and other non-cash items, such as non-cash compensation expense, unrealized gains and losses on unhedged derivative activities, and other non-operating income or expense items.  Segment Adjusted EBITDA reflects amounts for less than wholly owned subsidiaries and unconsolidated affiliates based on the Company’s proportionate ownership.  Based on the change in its segment performance measure, the Company has recasted the presentation of its segment results for the prior periods to be consistent with the current period presentation.

Segment Adjusted EBITDA may not be comparable to measures used by other companies and should be considered in conjunction with net earnings and other performance measures such as operating income or net cash flows provided by operating activities.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables set forth certain selected financial information for the Company’s segments for the periods presented or at the dates indicated.

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to March 31, 2012	Period from January 1, 2012 to March 25, 2012	Three-month period ended March 31, 2011
	(In thousands)	(In thousands)
Operating revenues from external customers:
Transportation and Storage	$13,476	$193,921	$202,294
Gathering and Processing	19,357	246,463	223,652
Distribution	8,285	190,499	316,573
Total segment operating revenues	41,118	630,883	742,519
Corporate and other activities	(1,406)	2,766	4,303
	$39,712	$633,649	$746,822

Depreciation and amortization:
Transportation and Storage	$2,697	$30,225	$32,274
Gathering and Processing	1,412	17,542	17,787
Distribution	548	7,978	8,407
Total segment depreciation and amortization	4,657	55,745	58,468
Corporate and other activities	66	799	859
	$4,723	$56,544	$59,327

Earnings from unconsolidated investments:
Transportation and Storage	$8	$16,186	$26,031
Gathering and Processing	(10)	(195)	188
Corporate and other activities	14	169	482
	$12	$16,160	$26,701

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to March 31, 2012	Period from January 1, 2012 to March 25, 2012	Three-month period ended March 31, 2011
	(In thousands)	(In thousands)
Segment Adjusted EBITDA:
Transportation and Storage	$(33,276)	$185,706	$166,752
Gathering and Processing	(11,503)	25,338	20,733
Distribution	(9,868)	33,554	32,277
Corporate and other activities	(2,042)	(18,845)	2,229
Total Segment Adjusted EBITDA	(56,689)	225,753	221,991
Depreciation and amortization	(4,723)	(56,544)	(59,327)
Unrealized gains (losses) on unhedged derivative
activities	-	-	(14,744)
Net gain on curtailment of OPEB plans	15,332	-	-
Non-cash equity-based compensation	-	(1,350)	(1,954)
Other, net	16	284	142
Proportionate share of unconsolidated investments'
interest, depreciation and allowance for equity
funds used during construction	4	(44,948)	(11,233)
Interest expense	(4,381)	(50,407)	(55,571)
Federal and state income tax benefit (expense)	11,934	(22,871)	(18,642)
Net earnings (loss)	$(38,507)	$49,917	$60,662

		Successor	Predecessor
		March 31, 2012	December 31, 2011
		(In thousands)	(In thousands)
Total assets:
Transportation and Storage		$5,890,054	$5,288,967
Gathering and Processing		2,730,322	1,742,516
Distribution		1,260,397	1,075,253
Total segment assets		9,880,773	8,106,736
Corporate and other activities		163,251	164,123
Total assets		$10,044,024	$8,270,859

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to March 31, 2012	Period from January 1, 2012 to March 25, 2012	Three-month period ended March 31, 2011
	(In thousands)	(In thousands)
Expenditures for long-lived assets:
Transportation and Storage	$1,529	$21,047	$10,258
Gathering and Processing	-	42,698	35,610
Distribution	-	7,075	6,962
Total segment expenditures for long-lived assets	1,529	70,820	52,830
Corporate and other activities	-	952	583
Total expenditures for long-lived assets (1)	$1,529	$71,772	$53,413

_______________________
(1)
Related cash impact includes the net reduction in capital accruals totaling $0.3 million, $13.7 million and $15.6 million for the Successor and Predecessor periods in 2012 and the three months ended March 31, 2011, respectively.

13.  Regulation and Rates

Panhandle.  In October 2011, Trunkline and Sea Robin jointly filed with FERC to transfer all of Trunkline’s offshore facilities, and certain related onshore facilities, by abandonment and sale to Sea Robin to consolidate and streamline the ownership and operation of all regulated offshore assets under one entity and better position the offshore assets competitively.  Several parties have filed interventions and protests of this filing.  The Company is responding to information requests from FERC on this filing.  The transfer is subject to approval by FERC.

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

Missouri Gas Energy.  On April 2, 2009, Missouri Gas Energy made a filing with the MPSC seeking to implement an annual base rate increase of approximately $32.4 million.  On February 10, 2010, the MPSC issued its Report and Order in this case, authorizing a revenue increase of $16.2 million and approving distribution rate structures for Missouri Gas Energy’s residential and small general service customers (which comprised approximately 99 percent of its total customers and approximately 91 percent of its net operating revenues at the time the rates went into effect) that eliminate the impact of weather and conservation for residential and small general service margin revenues and related earnings in Missouri.  The new rates became effective February 28, 2010.  Judicial review of the MPSC’s Report and Order is being sought by the Office of the Public Counsel, with respect to rate structure issues, and by Missouri Gas Energy, with respect to cost of capital issues.  By opinion issued on March 20, 2012, the Southern District of the Missouri Court of Appeals affirmed the MPSC’s Report and Order.  That opinion has not become final.

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to the accompanying unaudited interim condensed consolidated financial statements and notes to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations.  The following section includes an overview of the Company’s business as well as recent developments that management of the Company believes are important in understanding its results of operations, and anticipating future trends in those operations.  Subsequent sections include an analysis of the Company’s results of operations on a consolidated basis and on a segment basis for each reportable segment, and information relating to the Company’s liquidity and capital resources and other matters.  The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q.

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

RESULTS OF OPERATIONS

Overview

The Company evaluates operational and financial segment performance in its Transportation and Storage, Gathering and Processing, and Distribution segments using several factors, of which the primary financial measure is Segment Adjusted EBITDA, a non-GAAP measure.  For additional information related to the Company’s use of Segment Adjusted EBITDA as its primary financial measure for its reportable segments, see Part I, Item I. Financial Statements (Unaudited), Note 12 – Reportable Segments.

The Merger, which was completed on March 26, 2012, was accounted for by ETE using business combination accounting.  The Company allocated the purchase price paid by ETE to its assets, liabilities and equity as of the acquisition date based on preliminary estimates.  Accordingly, the successor financial statements reflect a new basis of accounting and predecessor and successor period financial results (separated by a heavy black line) are presented, but are not comparable.  The results of operations reported below are presented on a combined predecessor and successor basis since results for the matching prior year stub periods are not available.  Assets acquired and liabilities assumed are recorded at their estimated fair value and are subject to further assessment and adjustment pending the results of independent third party appraisals of the assets acquired and liabilities assumed.

The most significant impacts of the new basis of accounting going forward are expected to be, based on preliminary estimates, higher depreciation expense due to the step-up of depreciable assets and assignment of purchase price to certain amortizable intangible assets, and lower interest expense (though not cash payments) for the remaining life of the related long-term debt due to its revaluation and related debt premium amortization.  However, these continuing impacts from the Merger only had minor impacts on the results of operations for the three months ended March 31, 2012 (on a combined predecessor and successor basis), because the combined three-month period only reflects six days of activity for the successor period.  In future quarters, results of operations will reflect a full three months of incremental depreciation expense from the step-up basis of approximately $11 million related to property, plant and equipment, which will be depreciated over an estimated weighted average life of 25-30 years, subject to further company assessment and input from third party appraisers.

The results of operations for the combined three-month period reflect certain merger-related expenses, which are not expected to have a continuing impact on the results going forward, and those amounts are discussed in the segments results below.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company previously reported segment EBIT as a measure of segment performance.  Subsequent to the ETE Merger, the chief operating decision maker assesses performance of the Company’s business based on Segment Adjusted EBITDA.  The Company defines Segment Adjusted EBITDA as earnings before interest, taxes, depreciation, amortization and other non-cash items, such as non-cash compensation expense, unrealized gains and losses on unhedged derivative activities, and other non-operating income or expense items.  Segment Adjusted EBITDA reflects amounts for less than wholly owned subsidiaries and unconsolidated affiliates based on the Company’s proportionate ownership.  Based on the change in its segment performance measure, the Company has recast the presentation of its segment results for the prior periods to be consistent with the current period presentation.

Segment Adjusted EBITDA may not be comparable to measures used by other companies and should be considered in conjunction with net earnings and other performance measures such as operating income or net cash flows provided by operating activities.

The following table provides a reconciliation of Segment Adjusted EBITDA (by segment) to Net earnings for the periods presented.

	Three Months Ended March 31,
	2012	2011
	Combined
	(In thousands)
Segment Adjusted EBITDA:
Transportation and storage segment	$152,430	$166,752
Gathering and processing segment	13,835	20,733
Distribution segment	23,686	32,277
Corporate and other activities	(20,887)	2,229
Total Segment Adjusted EBITDA	169,064	221,991
Depreciation and amortization	(61,267)	(59,327)
Unrealized gains (losses) on nonhedged derivative activities	-	(14,744)
Interest expense	(54,788)	(55,571)
Federal and state income tax expense	(10,937)	(18,642)
Non-cash equity-based compensation	(1,350)	(1,954)
Net gain on curtailment of OPEB plans	15,332	-
Other, net	300	142
Proportionate share of unconsolidated investments' interest, depreciation
and allowance for funds used during construction	(44,944)	(11,233)
Net earnings	$11,410	$60,662

Three-month period ended March 31, 2012 versus the Three-month period ended March 31, 2011.  The Company’s $49.3 million decrease in Net earnings available for common stockholders was primarily due to:

•
The impact of $68.4 million of Merger-related employee severance expenses included in Segment Adjusted EBITDA, partially offset by a $15.3 million other postretirement employee benefit plan curtailment gain; and

•
Lower federal and state income tax expense of $7.7 million primarily due lower pretax earnings offset by the impact of lower tax expense due to the dividend received deduction in 2011 and the non deductible parachute payments resulting from the Merger-related employee severance expenses.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Business Segment Results

Transportation and Storage Segment.  The Transportation and Storage segment is primarily engaged in the interstate transportation and storage of natural gas in the Midwest and from the Gulf Coast to Florida, and LNG terminalling and regasification services.  The Transportation and Storage segment’s operations, conducted through Panhandle and, through March 26, 2012 (the date of the Citrus Merger), Florida Gas, are regulated as to rates and other matters by FERC. Demand for natural gas transmission services on Panhandle’s pipeline system is seasonal, with the highest throughput and a higher portion of annual total operating revenues and Segment Adjusted EBITDA occurring in the traditional winter heating season, which occurs during the first and fourth calendar quarters.  Florida Gas’ pipeline system experiences the highest throughput in the traditional summer cooling season during the second and third calendar quarters, primarily due to increased natural gas-fired electric generation loads.  See Item 1.  Financial Statements (Unaudited), Note 3 – ETE Merger for information related to the Citrus Merger.

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table illustrates the results of operations applicable to the Company’s Transportation and Storage segment for the periods presented.

	Three Months Ended March 31,
	2012	2011
	Combined
	(In thousands, except volumes)

Operating revenues (1)	$207,397	$202,294
Operating, maintenance and general, net
of non-cash compensation expense	(95,998)	(63,326)
Taxes other than on income and revenues	(9,438)	(9,305)
Net gain on curtailment of OPEB plans	(10,527)	-
Adjusted EBITDA related to unconsolidated
investments	60,996	37,089
Segment Adjusted EBITDA	$152,430	$166,752

Panhandle natural gas volumes transported (TBtu): (2)
PEPL	161	171
Trunkline	189	195
Sea Robin	22	34
Florida Gas natural gas volumes transported (3)	210	181

_____________
(1)	Reservation revenues comprised 88 percent and 90 percent of total operating revenues in the 2012 and 2011 periods, respectively.
(2)	Includes transportation deliveries made throughout the Company’s pipeline network.
(3)
Represents 100 percent of Florida Gas natural gas volumes transported versus the Company’s effective equity ownership interest of 50 percent.  See Note 3 – ETE Merger for more information related to the Citrus Merger resulting in the Company contributing its unconsolidated equity investment in Citrus to ETP effective March 26, 2012.

Three-month period ended March 31, 2012 versus the Three-month period ended March 31, 2011.  The $14.3 million Segment Adjusted EBITDA reduction in the period ended March 31, 2012 versus the same period in 2011 was primarily due to a lower Segment Adjusted EBITDA contribution from Panhandle totalling $38.2 million, partially offset by higher Segment Adjusted EBITDA of $23.9 million, mainly from the Company’s unconsolidated investment in Citrus.

Panhandle’s $38.2 million Segment Adjusted EBITDA reduction was mainly due to:

•
Higher operating, maintenance and general expenses, net of non-cash compensation expense, of $32.7 million in 2012 versus 2011 primarily attributable to the impact in 2012 of Merger-related employee severance expenses of $41.4 million; and

•	Higher operating revenues of $5.1 million primarily due to higher parking revenues attributable to higher volumes and rates and one extra day of reservation charges due to the 2012 leap year.

Adjusted EBITDA attributable to the Company’s unconsolidated investment in Citrus was higher by $23.9 million in 2012 versus 2011.  The Phase VIII Expansion project was completed and placed into service on April 1, 2011, which resulted in higher transportation revenues.  The Company contributed its unconsolidated equity investment in Citrus to ETP on March 26, 2012, which resulted in 6 days less equity earnings in 2012 versus 2011.

See Part I, Item 1. Financial Statements (Unaudited), Note 3 – ETE Merger for more information.

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

The majority of SUGS’ gross margin is derived from the sale of NGL and natural gas equity volumes and fee-based services.  The prices of NGL and natural gas are subject to fluctuations in response to changes in supply, demand, market uncertainty and a variety of factors beyond the Company’s control.  The Company monitors these risks and manages the associated commodity price risk using both economic and accounting hedge derivative instruments.  For additional information related to the Company’s commodity price risk management, see Part I, Item 1. Financial Statements (Unaudited), Note 9 – Derivative Instruments and Hedging Activities – Commodity Contracts – Gathering and Processing Segment.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the results of operations applicable to the Company’s Gathering and Processing segment for the periods presented.

	Three Months Ended March 31,
	2012	2011
	Combined
	(In thousands, except volumes and
	average pricing)

Operating revenues	$265,820	$223,652
Cost of natural gas and other energy (1)	(209,839)	(193,194)
Gross margin (2)	55,981	30,458
Unrealized loss on commodity risk
management activities	-	14,744
Operating, maintenance and general, net of
non-cash compensation expense	(40,164)	(22,539)
Taxes other than on income and revenues	(1,920)	(2,260)
Adjusted EBITDA related to unconsolidated
investments	(62)	330
Segment Adjusted EBITDA	$13,835	$20,733

Operating Information:
Volumes
Avg natural gas processed (MMBtu/d)	452,006	374,188
Avg NGL produced (gallons/d)	1,626,345	1,270,587
Avg natural gas wellhead volumes (MMBtu/d)	503,309	451,703
Natural gas sales (MMBtu) (3)	19,861,207	16,603,644
NGL sales (gallons) (3)	177,417,166	136,318,625

Average Pricing
Realized natural gas ($/MMBtu) (4)	$2.44	$4.05
Realized NGL ($/gallon) (4)	1.17	1.20
Natural Gas Daily WAHA ($/MMBtu)	2.40	4.12
Natural Gas Daily El Paso ($/MMBtu)	2.39	4.09
Estimated plant processing spread ($/gallon)	0.96	0.85

________________
(1)	Cost of natural gas and other energy consists of natural gas and NGL purchase costs, fractionation and other fees.
(2)
Gross margin consists of Operating revenues less Cost of natural gas and other energy.  The Company believes that this measurement is meaningful for understanding and analyzing the Gathering and Processing segment’s operating results for the periods presented because commodity costs are a significant factor in the determination of the segment’s revenues.

(3)
Volumes processed by SUGS include volumes sold under various buy-sell arrangements.  The Company’s operating revenues and related volumes attributable to its buy-sell arrangements for NGL totaled $36.6 million and $31.4 million and 32.7 million gallons and 27.4 million gallons, for the three-month periods ended March 31, 2012 and March 31, 2011, respectively.

(4)	Excludes impact of realized and unrealized commodity derivative gains and losses.

Three-month period ended March 31, 2012 versus the Three-month period ended March 31, 2011.  The $6.9 million Segment Adjusted EBITDA reduction in the period ended March 31, 2012 versus the same period in 2011 was primarily due to the following items:

•
Higher gross margin of $25.5 million primarily as the result of higher operating revenues of $42.2 million and higher cost of gas and other energy of $16.6 million largely attributable to higher throughput volumes in the 2012 period as a result of processing plant outages and producer well freeze-offs resulting from unusually cold weather in early 2011, partially offset by lower market-driven realized average natural gas and NGL prices (unadjusted for the impact of realized and unrealized commodity derivative gains and losses) of $2.44 per MMBtu and $1.17 per gallon in the 2012 period versus $4.05 per MMBtu and $1.20 per gallon in the 2011 period, respectively;

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•	Impact of an unrealized loss on commodity risk management activities of $14.7 million in the 2011 period; and
•	Higher operating, maintenance and general expenses, net of non-cash compensation expense, of $17.6 million primarily due to Merger-related employee severance expenses in 2012 of $15 million.

Distribution Segment.  The Distribution segment is primarily engaged in the local distribution of natural gas in Missouri and Massachusetts through the Company’s Missouri Gas Energy and New England Gas Company operating divisions, respectively.  The Distribution segment’s operations are regulated by the public utility regulatory commissions of the states in which each operates.  The Distribution segment’s operations have historically been sensitive to weather and seasonal in nature, with a significant percentage of annual operating revenues (which include pass-through gas purchase costs that are seasonally impacted) and Segment Adjusted EBITDA occurring in the traditional winter heating season during the first and fourth calendar quarters.  Most of Missouri Gas Energy’s revenues are based on a distribution rate structure that eliminates the impact of weather and conservations.  For additional information related to rate matters within the Distribution segment, see Part I, Item 1. Financial Statements (Unaudited), Note 13 – Regulation and Rates – Missouri Gas Energy and New England Gas Company.

The following table illustrates the results of operations applicable to the Company’s Distribution segment for the periods presented.

	Three Months Ended March 31,
	2012	2011
	Combined
	($ in thousands)

Net operating revenues (1)	$70,582	$67,839
Operating, maintenance and general, net
of non-cash compensation expense	(43,433)	(32,094)
Taxes other than on income and revenues	(3,463)	(3,468)
Segment Adjusted EBITDA	$23,686	$32,277

Operating Information:
Natural gas sales volumes (MMcf)	22,134	33,419
Natural gas transported volumes (MMcf)	8,008	9,917

Weather – Degree Days: (2)
Missouri Gas Energy service territories	1,899	2,956
New England Gas Company service territories	2,309	2,921

___________________________
(1) Operating revenues for the Distribution segment are reported net of Cost of natural gas and other energy and Revenue-related taxes, which are pass-through costs.
(2) "Degree days" are a measure of the coldness of the weather experienced.  A degree day is equivalent to each degree that the daily mean temperature for a day falls below 65 degrees Fahrenheit.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Three-month period ended March 31, 2012 versus the Three-month period ended March 31, 2011.  The $8.6 million Segment Adjusted EBITDA reduction in the period ended March 31, 2012 versus the same period in 2011 was primarily due to:

•
Higher operating, maintenance and general expenses, net of non-cash compensation expense, of $11.3 million primarily due to the impact of Merger-related employee severance expenses of $11.5 million in 2012; and

•
Higher net operating revenues of $2.7 million largely attributable to higher net operating revenues of $4.1 million at New England Gas Company primarily resulting from the impact of new customer rates effective April 1, 2011, partially offset by lower revenues of $1.2 million at Missouri Gas Energy primarily due to warmer weather in the 2012 period.

The Company has benefitted from various federal and state governmental programs that have provided home energy assistance to low income customers.  During 2012, the Company received, through grants made on behalf of customers, funding from these agencies totaling $2.7 million, which served to reduce the related delinquent accounts receivable balances.  If these programs were discontinued or the related funding was significantly reduced and the customers’ ability to pay had not changed, the Company would expect that bad debt expense in the Distribution segment would correspondingly increase.

Corporate and Other Activites.

Three-month period ended March 31, 2012 versus the Three-month period ended March 31, 2011. The Segment Adjusted EBITDA reduction of $23.1 million was primarily due to the impact of Merger transaction expenses of $18.7 million.

See Item 1.  Financial Statements (Unaudited), Note 3 – ETE Merger for additional information related to the Company’s merger with ETE.

Interest Expense

Three-month period ended March 31, 2012 versus the Three-month period ended March 31, 2011.  Interest expense was $0.8 million lower in the period ended March 31, 2012 versus the same period in 2011 primarily due to lower interest expense of $1 million resulting from lower interest rates on the LNG Holdings’ $455 million term loan which was refinanced in February 2012 and lower interest expense of $0.7 million associated with borrowings under the Company’s revolving credit agreements primarily due to lower average interest rates and lower average outstanding balances in 2012 compared to 2011, partially offset by higher interest expense of $0.8 million primarily due to the write off of unamortized debt issuance costs related to the retirement of the $250 million term loan due August 2013.

Federal and State Income Taxes

The following table sets forth the Company’s income taxes for the periods presented.

	Three Months Ended March 31,
	2012	2011
	Combined
	(In thousands)

Income tax expense	$10,937	$18,642
Effective tax rate	49%	24%

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Three-month period ended March 31, 2012 versus the Three-month period ended March 31, 2011.  The $7.7 million decrease in federal and state income tax expense was primarily due to lower pretax earnings offset by the impact of lower income tax expense of $6.8 million due to the dividend received deduction for the anticipated receipt of dividends associated with earnings from the Company’s unconsolidated investment in Citrus for 2011 and higher income tax expense of $1.9 million due to non deductible parachute payments resulting from the Merger-related employee severance expenses.

See Part I, Item 1. Financial Statements (Unaudited), Note 8 – Taxes on Income for additional information regarding items impacting the EITR.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Item 3, Quantitative and Qualitative Disclosures About Market Risk, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

ITEM 4.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company has established disclosure controls and procedures to ensure that information required to be disclosed by the Company, including consolidated entities, in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  The Company performed an evaluation under the supervision and with the participation of management, including its CEO and CFO, and with the participation of personnel from its Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on that evaluation, Southern Union’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Controls

Subsequent to the merger with ETE in March 2012, the Company’s internal controls over financial reporting have been impacted by changes made to conform to the existing controls of ETE.  For the three months ended March 31, 2012, certain disclosure controls and corporate governance procedures were changed to conform to certain of ETE’s related controls and procedures.  Additional changes are expected to occur in future periods.  None of these changes are in response to any identified deficiency or weakness in the Company’s internal control over financial reporting.

There were no other changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of the Company’s forward-looking statements.  Other factors could also have material adverse effects on the Company’s future results.  These and other risks are described in greater detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and its other reports filed with the SEC.  In light of these risks, uncertainties and assumptions, the events described in forward-looking statements might not occur or might occur to a different extent or at a different time than the Company has described.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings.

Southern Union is a party to or has property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in Part I, Item 1. Financial Statements (Unaudited), Note 11 – Commitments and Contingencies, in this Quarterly Report on Form 10-Q and in the Item 8.  Financial Statements and Supplementary Data, Note 14 – Commitments and Contingencies, information included in the Company’s Form 10-K for the year ended December 31, 2011.

Southern Union is subject to federal and state requirements for the protection of the environment, including those for the discharge of hazardous materials and remediation of contaminated sites.  As a result, Southern Union is a party to or has its property subject to various other lawsuits or proceedings involving environmental protection matters.  For information regarding these matters, see Part I, Item 1. Financial Statements (Unaudited), Note 11 – Commitments and Contingencies, in this Quarterly Report on Form 10-Q and in the Item 8.  Financial Statements and Supplementary Data, Note 14 – Commitments and Contingencies, information included in the Company’s Form 10-K for the year ended December 31, 2011.

ITEM 1A.  Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Company’s Form 10-K filed with the SEC on February 24, 2012.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 26, 2012, pursuant to the terms of the Merger Agreement, Merger Sub merged with and into the Company with the Company surviving as an indirect wholly-owned subsidiary of ETE and the Company issued 940 shares of common stock to ETE to evidence ETE’s ownership of the Company as a result of the consummation of the Merger.

The issuance described above was effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based on the issuance being a private offering in connection with the initial capitalization of the Company.  There were no underwriters involved in connection with the issuance of these securities.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

ITEM 3.  Defaults Upon Senior Securities.

Item 3, Quantitative and Qualitative Disclosures About Market Risk, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

ITEM 4.  Mine Safety Disclosures.

N/A

ITEM 5.  Other Information.

All information required to be reported on Form 8-K for the quarter ended March 31, 2012 was appropriately reported.

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

3(a)
Amended and Restated Certificate of Incorporation of Southern Union Company. (Filed as Exhibit 3.1 to Southern Union’s Current Report on Form 8-K filed on March 27, 2012 and incorporated herein by reference.)

3(b)	By-Laws of Southern Union Company, as amended. (Filed as Exhibit 3.2 to Southern Union’s Current Report on Form 8-K filed on March 27, 2012 and incorporated herein by reference.)

4(a)	Specimen Common Stock Certificate. (Filed as Exhibit 4(a) to Southern Union's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.)

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

10(a)
Eighth Amended and Restated Revolving Credit Agreement, dated as of March 26, 2012, among the Company, as borrower, and the lenders party thereto. (Filed as Exhibit 10.1 to Southern Union’s Current Report on Form 8-K filed on March 27, 2012 and incorporated herein by reference.)

10(b)
Support Agreement, dated as of March 26, 2012, among PEPL Holdings, LLC, Energy Transfer Partners, L.P. and Citrus ETP Finance, LLC (Filed as Exhibit 10.1 to Southern Union’s Current Report on Form 8-K filed on March 26, 2012 and incorporated herein by reference.)

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definitions Document *

101.LAB	XBRL Taxonomy Label Linkbase Document *

101.PRE	XBRL Taxonomy Presentation Linkbase Document *

* XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN UNION COMPANY
(Registrant)

Date: May 9, 2012	By /s/ MARTIN SALINAS, JR.
Martin Salinas, Jr. (Chief Financial Officer and duly authorized to sign on behalf of the registrant)