Form 10-Q
period 2012-06-30
SOUTHERN UNION CO
filed 2012-08-08
CIK 203248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-6407
____________________________

SOUTHERN UNION COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-0571592 (I.R.S. Employer Identification No.)

5051 Westheimer Road Houston, Texas 77056-5622 (Address of principal executive offices) (Zip code)
(713) 989-2000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Southern Union Company meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.  Item 2 of Part I has been reduced and Item 3 of Part I and Items 2 and 3 of Part II have been omitted in accordance with Instruction H.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
FORM 10-Q
June 30, 2012

PART I — FINANCIAL INFORMATION
Forward-Looking Statements
Certain matters discussed in this report, excluding historical information, as well as some statements by Southern Union Company and its subsidiaries (“Southern Union” or the “Company”) in periodic press releases and some oral statements of Southern Union officials during presentations about the Company, include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “estimate,” “intend,” “continue,” “believe,” “may,” “will” or similar expressions help identify forward-looking statements. Although the Company believes such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated, estimated or expressed, forecasted, projected or expected in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks that are difficult to predict and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see "Part I - Item 1A. Risk Factors” in the Company's Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on February 24, 2012.

GLOSSARY

The abbreviations, acronyms and industry terminology used in these financial statements on Form 10-Q are defined as follows:

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
Holdco    ETP Holdco Corporation
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
SUGS    Southern Union Gas Services
Sunoco    Sunoco, Inc.
TBtu    Trillion British thermal units
TCEQ    Texas Commission on Environmental Quality
Trunkline    Trunkline Gas Company, LLC
Trunkline LNG    Trunkline LNG Company, LLC

Adjusted EBITDA is a term used throughout this document, which we define as earnings before interest, taxes, depreciation, amortization and other non-cash items, such as non-cash compensation expense, gains and losses on disposals of assets, the allowance for equity funds used during construction, unrealized gains and losses on commodity risk management activities, non-cash impairment charges and other non-operating income or expense items. Unrealized gains and losses on commodity risk management activities includes unrealized gains and losses on commodity derivatives and inventory fair value adjustments (excluding lower of cost or market adjustments). Adjusted EBITDA includes amounts for less than wholly owned subsidiaries and unconsolidated affiliates based on the Company's proportionate ownership.

ITEM 1. FINANCIAL STATEMENTS

The Company’s March 26, 2012 merger transaction with ETE was accounted for by ETE using business combination accounting.  Under this method, the purchase price paid by the acquirer is allocated to the assets acquired and liabilities assumed as of the acquisition date based on their fair value.  By the application of “push-down” accounting, Southern Union’s assets, liabilities and equity were accordingly adjusted to fair value on March 26, 2012.  Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions.  See Note 3 to our condensed consolidated financial statements for a discussion of the estimated fair values of assets and liabilities recorded in connection with the ETE Merger. The appraisal related to Southern Union’s merger with ETE is expected to be substantially complete in the third quarter of 2012.  See Note 3 – ETE Merger.

Due to the application of “push-down” accounting, the Company’s financial statements and certain footnote disclosures are presented in two distinct periods to indicate the application of two different bases of accounting.  Periods prior to March 26, 2012 are identified herein as “Predecessor,” while periods subsequent to the ETE Merger are identified as “Successor.”

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands)

ASSETS
	Successor	Predecessor
	June 30, 2012	December 31, 2011
Current assets:
Cash and cash equivalents	$11,497	$23,640
Accounts receivable net of allowances of $1,304 and $2,325 respectively	161,788	270,741
Accounts receivable — affiliates	10,427	10,467
Inventories	190,694	204,235
Deferred natural gas purchases	42,334	50,716
Natural gas imbalances — receivable	40,886	54,549
Prepayments and other assets	45,390	42,675
Total current assets	503,016	657,023
Property, plant and equipment:
Plant in service	6,850,887	7,195,747
Construction work in progress	180,841	103,862
	7,031,728	7,299,609
Less: Accumulated depreciation and amortization	(68,093)	(1,573,273)
Net property, plant and equipment	6,963,635	5,726,336
Deferred charges:
Regulatory assets	132,678	57,447
Other deferred charges	74,344	60,407
Total deferred charges	207,022	117,854
Unconsolidated investments	126,300	1,633,289
Goodwill	2,030,273	89,227
Other	67,202	47,130
Total assets	$9,897,448	$8,270,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in thousands, except par value)

LIABILITIES AND STOCKHOLDERS' EQUITY
	Successor	Predecessor
	June 30, 2012	December 31, 2011
Current liabilities:
Current portion of long–term debt	$853	$343,254
Notes payable	235,000	200,000
Notes payable — related party	166,217	—
Accounts payable and accrued liabilities	108,368	193,949
Accounts payable and accrued liabilities — related parties	8,548	178
Federal, state and local taxes payable	38,958	37,127
Accrued interest	32,596	33,837
Natural gas imbalances — payable	121,111	145,212
Derivative instruments	34,195	58,598
Other	96,178	112,135
Total current liabilities	842,024	1,124,290
Long–term debt obligations	3,111,683	3,160,372
Deferred credits	358,358	301,709
Accumulated deferred income taxes	1,695,231	1,044,877
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.01 and $1 par value; 1 and 200,000 shares authorized; 1 and 126,142 shares issued, respectively	—	126,142
Premium on capital stock	3,913,000	1,934,102
Less: Treasury stock, nil and 1,298 shares, respectively, at cost	—	(33,228)
Less: Common stock held in trust, nil and 581 shares, respectively	—	(10,888)
Deferred compensation plans	—	10,888
Accumulated other comprehensive income (loss)	3,934	(119,192)
Retained earnings (accumulated losses)	(26,782)	731,787
Total stockholders' equity	3,890,152	2,639,611
Total liabilities and stockholders' equity	$9,897,448	$8,270,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(In thousands)

	Successor	Predecessor
	Three months ended June 30, 2012	Three months ended June 30, 2011
Operating revenues	$472,470	$631,607
Operating expenses:
Cost of natural gas and other energy	175,961	315,575
Operating, maintenance and general	124,248	123,858
Depreciation and amortization	74,476	59,295
Revenue–related taxes	4,142	5,200
Taxes, other than on income and revenues	14,604	12,657
Total operating expenses	393,431	516,585
Operating income	79,039	115,022
Other income (expenses):
Interest expense	(57,303)	(54,933)
Earnings from unconsolidated investments	672	25,048
Other, net	175	224
Total other expenses, net	(56,456)	(29,661)
Earnings before income taxes	22,583	85,361
Income tax expense	10,858	25,588
Net earnings	$11,725	$59,773

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to June 30, 2012	Period from January 1, 2012 to March 25, 2012	Six months ended June 30, 2011
Operating revenues	$512,182	$633,649	$1,378,429
Operating expenses:
Cost of natural gas and other energy	193,487	311,270	741,207
Operating, maintenance and general	185,281	134,921	244,852
Depreciation and amortization	79,199	56,544	118,622
Revenue–related taxes	4,535	9,867	22,567
Taxes, other than on income and revenues	16,729	14,296	28,127
Total operating expenses	479,231	526,898	1,155,375
Operating income	32,951	106,751	223,054
Other income (expenses):
Interest expense	(61,684)	(50,407)	(110,504)
Earnings from unconsolidated investments	684	16,160	51,749
Other, net	191	284	366
Total other expenses, net	(60,809)	(33,963)	(58,389)
Earnings (loss) before income taxes	(27,858)	72,788	164,665
Income tax expense (benefit)	(1,076)	22,871	44,230
Net earnings (loss)	$(26,782)	$49,917	$120,435
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(In thousands)

	Successor	Predecessor
	Three months ended June 30, 2012	Three months ended June 30, 2011
Net earnings	$11,725	$59,773
Other comprehensive income (loss), net of tax:
Change in fair value of interest rate hedges	—	(11,587)
Reclassification of unrealized loss on interest rate hedges into earnings	—	3,362
Change in fair value of commodity hedges	6,134	344
Reclassification of unrealized gain on commodity hedges into earnings	(3,541)	(2,977)
Reclassification of net actuarial loss and prior service credit relating to pension and other postretirement benefits into earnings	—	706
Change in other comprehensive income from equity investments	198	37
	2,791	(10,115)
Comprehensive income	$14,516	$49,658

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to June 30, 2012	Period from January 1, 2012 to March 25, 2012	Six months ended June 30, 2011
Net earnings (loss)	$(26,782)	$49,917	$120,435
Other comprehensive income (loss), net of tax:
Change in fair value of interest rate hedges	—	3,878	(12,991)
Reclassification of unrealized loss on interest rate hedges into earnings	—	4,946	6,685
Change in fair value of commodity hedges	7,277	2,954	(649)
Reclassification of unrealized gain on commodity hedges into earnings	(3,541)	(1,307)	(5,874)
Reclassification of net actuarial loss and prior service credit relating to pension and other postretirement benefits into earnings	—	1,815	1,407
Change in other comprehensive income from equity investments	198	29	72
	3,934	12,315	(11,350)
Comprehensive income (loss)	$(22,848)	$62,232	$109,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to June 30, 2012	Period from January 1, 2012 to March 25, 2012	Six months ended June 30, 2011
Cash flows from operating activities:
Net earnings (loss)	$(26,782)	$49,917	$120,435
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	79,199	56,544	118,622
Deferred income taxes	(1,558)	22,866	51,543
Provision for bad debts	3,904	1,013	9,864
Amortization of costs charged to interest	(8,544)	1,165	2,654
Net gain on curtailment of OPEB plans	(15,332)	—	—
Unrealized loss on derivatives	19,709	—	14,413
Share–based compensation expense	133	1,654	4,899
Earnings from unconsolidated investments, adjusted for cash distributions	1,673	(16,160)	(50,249)
Changes in operating assets and liabilities, net of Merger impact	(181,173)	79,919	78,730
Net cash flows provided by (used in) operating activities	(128,771)	196,918	350,911
Cash flows from investing activities:
Additions to property, plant and equipment	(81,512)	(60,062)	(143,902)
Loan to unconsolidated investments	—	—	(72,000)
Loan repayment from unconsolidated investments	—	37,000	—
Proceeds from Citrus Merger	—	1,895,000	—
Plant retirements and other	(1,997)	(2,252)	(488)
Net cash flows provided by (used in) investing activities	(83,509)	1,869,686	(216,390)
Cash flows from financing activities:
Issuance of long-term debt	—	455,000	—
Renewal cost for credit facilities and issuance cost of debt	(1,708)	(1,803)	(2,138)
Dividends paid on common stock	—	(18,726)	(37,390)
Note payable — related party	221,217	—	—
Repayment of note payable-related party	(55,000)	—	—
Repayment of long-term debt obligation	(138)	(1,047,529)	(278)
Net change in revolving credit facilities	22,614	12,386	(101,572)
Purchase of treasury stock	—	(1,450,000)	—
Other	—	(2,780)	6,571
Net cash flows provided by (used in) financing activities	186,985	(2,053,452)	(134,807)
Change in cash and cash equivalents	(25,295)	13,152	(286)
Cash and cash equivalents at beginning of period	36,792	23,640	3,299
Cash and cash equivalents at end of period	$11,497	$36,792	$3,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

(In thousands)

	Common Stock	Premium on Capital Stock	Treasury Stock, at cost	Common Stock Held In Trust	Deferred Compen- sation Plans	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumu-lated Losses)	Total Stock- holders' Equity
Predecessor
Balance December 31, 2011	$126,142	$1,934,102	$(33,228)	$(10,888)	$10,888	$(119,192)	$731,787	$2,639,611
Other comprehensive income, net of tax	—	—	—	—	—	12,315	—	12,315
Share–based compensation	—	1,654	—	—	—	—	—	1,654
Restricted stock issuances	186	(186)	(2,864)	—	—	—	—	(2,864)
Exercise of stock options	5	79	—	—	—	—	—	84
Contributions to Trust	—	—	—	(399)	399	—	—	—
Disbursements from Trust	—	—	—	650	(650)	—	—	—
Purchase of treasury stock	—	—	(1,450,000)	—	—	—	—	(1,450,000)
Net earnings	—	—	—	—	—	—	49,917	49,917
Balance March 25, 2012	$126,333	$1,935,649	$(1,486,092)	$(10,637)	$10,637	$(106,877)	$781,704	$1,250,717

Successor
Balance March 26, 2012	$—	$3,912,867	$—	$—	$—	$—	$—	$3,912,867
Other comprehensive income, net of tax	—	—	—	—	—	3,934	—	3,934
Non-cash compensation expense	—	133	—	—	—	—	—	133
Net earnings	—	—	—	—	—	—	(26,782)	(26,782)
Balance June 30, 2012	$—	$3,913,000	$—	$—	$—	$3,934	$(26,782)	$3,890,152

The Company’s common stock is $1 par value in the predecessor period. Therefore, the change in Common Stock, $1 par value, was equivalent to the change in the number of shares of common stock issued.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Tabular dollar amounts are in thousands)

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q.  These statements do not include all of the information and annual note disclosures required by GAAP, and should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2011, which are included in the Company’s Form 10-K filed with the SEC.  The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and reflect adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim period.  The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  Due to the seasonal nature of the Company’s operations, the results of operations and cash flows for any interim period are not necessarily indicative of the results that may be expected for the full year.

1.	DESCRIPTION OF BUSINESS:

Southern Union, a wholly-owned indirect subsidiary of ETE, owns and operates assets in the regulated and unregulated natural gas industry and is primarily engaged in the gathering, treating, processing, transportation, storage and distribution of natural gas in the United States.  The Company operates in three reportable segments as follows:

•
Transportation and Storage — The Transportation and Storage segment is primarily engaged in the interstate transportation and storage of natural gas, and also provides LNG terminalling and regasification services.  Its operations expand from the Gulf Coast region throughout the Midwest and Great Lakes region.

•
Gathering and Processing — The Gathering and Processing segment is primarily engaged in connecting wells of natural gas producers to its gathering system, treating natural gas to remove impurities to meet pipeline quality specifications, processing natural gas for the removal of NGL, and redelivering natural gas and NGL to a variety of markets.  Its operations are located in West Texas and Southeast New Mexico.

•	Distribution — The Distribution segment is primarily engaged in the local distribution of natural gas in Missouri and Massachusetts.

See Note 3 – ETE Merger for information related to the Company’s merger with ETE on March 26, 2012.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

There have been no changes in the Company’s accounting policies as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2011, except as noted below.

Business Combination Accounting

The Company’s March 26, 2012 merger transaction with ETE was accounted for by ETE using business combination accounting.  Under this method, the purchase price paid by the acquirer is allocated to the assets acquired and liabilities assumed as of the acquisition date based on their fair value.  By the application of “push-down” accounting, Southern Union’s assets, liabilities and equity were accordingly adjusted to fair value on March 26, 2012.  Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions.  See Note 3 to our condensed consolidated financial statements for a discussion of the estimated fair values of assets and liabilities recorded in connection with the ETE Merger.

Due to the application of “push-down” accounting, the Company’s financial statements and certain footnote disclosures are presented in two distinct periods to indicate the application of two different bases of accounting.  Periods prior to March 26, 2012 are identified herein as “Predecessor,” while periods subsequent to the ETE Merger are identified as “Successor.”

3.	ETE MERGER AND PENDING HOLDCO TRANSACTION:

Description of Merger

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

Under the terms of the Merger Agreement, Southern Union stockholders made an election to exchange each outstanding share of Southern Union Common Stock for $44.25 of cash or 1.00x ETE common unit, with no more than 60% of the aggregate
Merger Consideration payable in cash and no more than 50% of the aggregate Merger Consideration payable in ETE common units.  Based on the final election results, the Merger Consideration was paid as follows:

•	Holders of approximately 54% of outstanding Southern Union Common Stock, or 67,985,929 Southern Union shares, elected and received cash.

•
Holders of approximately 46% of outstanding Southern Union Common Stock, or 56,981,860 Southern Union shares, received ETE common units.  This amount is comprised of 38,872,598 Southern Union shares for which holders elected to receive ETE common units and 18,109,262 Southern Union shares for which holders either did not make an election (other than dissenting shares), did not deliver a valid election form prior to the election deadline or did not properly deliver shares of Southern Union Common Stock for which elections were made pursuant to the notice of guaranteed delivery procedure and, therefore, were deemed to have elected to receive ETE common units.

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

Additionally, shares of restricted stock for which restrictions have not otherwise lapsed or expired and were outstanding prior to the Effective Time had their associated restrictions automatically and without an action by the holder lapse/expire prior to the Effective Time, and each share of Southern Union Common Stock subject to such restricted stock grant was issued and converted into the right to receive Merger Consideration (in the form of Cash Consideration or Equity Consideration at the election of the holder of such restricted stock grant), less all deductions and withholdings required by law.  Each holder of the outstanding restricted stock grant made an election of Equity Consideration and the applicable deduction was made by reducing the number of ETE common units otherwise payable as part of the consideration for such restricted stock (with the ETE common units valued at the closing price of ETE on the day prior to the closing of the Merger for this purpose).

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

Immediately prior to the Effective Time, the Company, CrossCountry Energy and PEPL Holdings became parties to the Citrus Merger Agreement by joinder to, and the Company assumed the obligations and rights of ETE thereunder.  The Company made certain customary representations, warranties, covenants and indemnities in the Citrus Merger Agreement.  Pursuant to the Citrus Merger Agreement, ETP Merger Sub was merged with and into CrossCountry Energy (the Citrus Merger), with CrossCountry Energy continuing as the surviving entity in the Citrus Merger as a wholly-owned subsidiary of ETP and, as a result thereof, ETP, through its subsidiaries, indirectly owns 50% of the outstanding capital stock of Citrus.  As consideration for the Citrus Merger, Southern Union received from ETP $2.0 billion, consisting of $1.895 billion in cash and $105 million of common units representing limited partner interests in ETP.

Immediately prior to the Effective Time, $1.45 billion of the total cash consideration received in respect of the Citrus Merger was contributed to Merger Sub in exchange for an equity interest in Merger Sub.  In connection with the Merger, at the Effective Time, such equity interest in Merger Sub held by CCE Holdings was cancelled and retired.

Pursuant to the Citrus Merger Agreement, immediately prior to the Effective Time, (i) the Company contributed its ownership interests in Panhandle Eastern Pipe Line Company, LP and Southern Union Panhandle, LLC (collectively, the Panhandle Interests to PEPL Holdings (the Panhandle Contribution); and (ii) following the Panhandle Contribution, the Company entered into a contingent residual support agreement (the Support Agreement) with ETP and Citrus ETP Finance LLC, pursuant to which the Company agreed to provide contingent, residual support to Citrus ETP Finance LLC (on a non-recourse basis to the Company) with respect to Citrus ETP Finance LLC’s obligations to ETP to support the payment of $2.0 billion in principal amount of senior notes issued by ETP on January 17, 2012.

Expenses Related to the Merger

Merger-related expenses were $70.6 million and $18.7 million in the successor and predecessor periods in 2012, respectively.  Such expenses include legal and other outside service costs, charges resulting from employment agreements with certain executives that provided for compensation when their employment was terminated and severance costs associated with administrative headcount reductions.

Allocation of Consideration Transferred

The Merger was accounted for using business combination accounting under applicable accounting principles.  Business combination accounting requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date.  The table below represents the allocation of the total consideration to Southern Union’s tangible and intangible assets and liabilities as of March 26, 2012 based upon management’s estimate of their respective fair values.  Certain amounts included in the preliminary purchase price allocation as of June 30, 2012 have been changed from amounts reflected as of March 31, 2012 based on management's review of valuation. Management is continuing to review the valuation and expects to be substantially complete with the purchase price allocation in the third quarter of 2012.

Cash and cash equivalents	$36,792
Other current assets	524,246
Property and equipment	6,958,768
Goodwill	2,030,273
Identified intangibles (1)	55,000
Other noncurrent assets	290,360
Long-term debt, including current portion	(3,333,706)
Deferred income taxes	(1,698,352)
Other liabilities	(950,513)
Total purchase price	$3,912,868

(1)	Identified intangibles will be amortized over an estimated life of approximately 17.5 years and are included in Deferred charges in the unaudited Condensed Consolidated Balance Sheet.

The goodwill resulting from the Merger was primarily due to expected commercial and operational synergies and is not deductible for tax purposes. Goodwill was allocated by reportable business segment as $1.17 billion to the Transportation and Storage segment; $598.3 million to the Gathering and Processing segment; $251.8 million to the Distribution segment; and $10.8 million to Corporate and Other.

Pending Holdco Transaction
On June 15, 2012, ETE and ETP entered into a transaction agreement pursuant to which, immediately following the closing of ETP's acquisition of Sunoco, (i) ETE will contribute its interest in Southern Union into an ETP-controlled entity in exchange for a 60% equity interest in the new entity ("Holdco") and (ii) ETP will contribute its interest in Sunoco to Holdco and will retain a 40% equity interest in Holdco. Pursuant to a stockholders agreement between ETE and ETP, ETP will control Holdco. Consequently, ETP expects to consolidate Holdco (including Sunoco and Southern Union) in its consolidated financial statements subsequent to consummation of the Holdco Transaction.

4.	RELATED PARTY TRANSACTIONS:

The following table provides a summary of the related party balances included in our condensed consolidated balance sheets at the dates indicated:

	Successor	Predecessor
	June 30, 2012	December 31, 2011
Investment in ETP	$103,681	$—
Accounts receivable — affiliates (1)	$10,427	$10,467
Note payable — ETE (2)	$166,217	$—
Accounts payable — affiliates (3)	$8,548	$178

(1)	Primarily related to payroll funding and various administrative and operating costs paid by the Company on behalf of affiliates.

(2)	See Note 6 for more information regarding the note payable to ETE.

(3)	Primarily related to various administrative and operating costs paid by affiliates on behalf of the Company.

The following table provides a summary of the related party activity included in our condensed consolidated statement of operations. Prior period amounts were not included as they were immaterial.

Successor
Three months ended June 30, 2012
Operating revenue — ETE	$6,794
Cost of natural gas and other energy	5,614
Operating, maintenance and general	4,138
Interest expense	1,780
Equity in Earnings	673

5.	COMPREHENSIVE INCOME (LOSS):

The tables below set forth the tax amounts included in the respective components of Other comprehensive income (loss) for the periods presented:

	Successor	Predecessor
	Three months ended June 30, 2012	Three months ended June 30, 2011
Income taxes included in other comprehensive income (loss):
Change in fair value of interest rate hedges	$—	$(6,891)
Reclassification of unrealized loss on interest rate hedges into earnings	—	2,253
Change in fair value of commodity hedges	3,457	194
Reclassification of unrealized gain on commodity hedges into earnings	(1,995)	(1,678)
Reclassification of net actuarial loss and prior service credit relating to pension and other postretirement benefits into earnings	—	568
Change in other comprehensive income from equity investments	—	21
	$1,462	$(5,533)

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to June 30, 2012	Period from January 1, 2012 to March 25, 2012	Six months ended June 30, 2011
Income taxes included in other comprehensive income (loss):
Change in fair value of interest rate hedges	$—	$2,296	$(7,757)
Reclassification of unrealized loss on interest rate hedges into earnings	—	3,139	4,481
Change in fair value of commodity hedges	4,100	1,665	(365)
Reclassification of unrealized gain on commodity hedges into earnings	(1,995)	(736)	(3,310)
Reclassification of net actuarial loss and prior service credit relating to pension and other postretirement benefits into earnings	—	902	1,142
Change in other comprehensive income from equity investments	—	18	43
	$2,105	$7,284	$(5,766)

The table below presents the components in Accumulated other comprehensive income (loss) as of the dates indicated:

	Successor	Predecessor
	June 30, 2012	December 31, 2011
Interest rate hedges, net	$—	$(50,259)
Commodity hedges, net	3,736	(11)
Benefit plans:
Net actuarial loss and prior service costs, net — pensions	—	(51,845)
Net actuarial gain and prior service credit, net — OPEB	—	(14,542)
Equity investments, net	198	(2,535)
Total accumulated other comprehensive income (loss), net of tax	$3,934	$(119,192)

6.	DEBT OBLIGATIONS:

The following table sets forth the debt obligations of Southern Union and Panhandle at the dates indicated:

	Successor	Predecessor
	June 30, 2012	December 31, 2011
Long-Term Debt Obligations:
Southern Union:
7.60% Senior Notes due 2024	$359,765	$359,765
8.25% Senior Notes due 2029	300,000	300,000
7.24% to 9.44% First Mortgage Bonds due 2020 to 2027	19,500	19,500
7.20% Junior Subordinated Notes due 2066 (1)	600,000	600,000
Term Loan due 2013	—	250,000
Note Payable	7,465	7,746
Unamortized fair value adjustments	53,813	—
	1,340,543	1,537,011
Panhandle:
6.05% Senior Notes due 2013	250,000	250,000
6.20% Senior Notes due 2017	300,000	300,000
8.125% Senior Notes due 2019	150,000	150,000
7.00% Senior Notes due 2029	66,305	66,305
7.00% Senior Notes due 2018	400,000	400,000
Term Loan due 2012	—	797,386
Term Loan due 2015	455,000	—
Net premiums on long-term debt	—	2,924
Unamortized fair value adjustments	150,688	—
	1,771,993	1,966,615
Total Long-Term Debt Obligations	3,112,536	3,503,626
Credit Facilities	235,000	200,000
Note Payable — ETE	166,217	—
Total consolidated debt obligations	3,513,753	3,703,626
Less: Current portion of long term debt	853	343,254
Less: Short-term debt	401,217	200,000
Total long-term debt	$3,111,683	$3,160,372

Total fair value of consolidated debt obligations	$3,542,118	$3,964,549

(1)
Effective November 1, 2011, the interest rate on the Junior Subordinated Notes changed to a variable rate based upon the three-month LIBOR rate plus 3.0175%, reset quarterly.  See Interest Rate Swaps below for more information regarding the interest rate on these notes.

The fair value of the Company’s term loans and credit facilities as of June 30, 2012 and December 31, 2011 were determined using the market approach, which utilized Level 2 inputs consisting of reported recent loan transactions for parties of similar credit quality and remaining life, as there is no active secondary market for loans of these types and sizes.

The fair value of the Company’s other long-term debt as of June 30, 2012 and December 31, 2011 was also determined using the market approach, which utilized observable market data to corroborate the estimated credit spreads and prices for the Company’s non-bank long-term debt securities in the secondary market.  Those valuations were based in part upon the reported trades of the Company’s non-bank long-term debt securities where available and the actual trades of debt securities of similar credit quality and remaining life where no secondary market trades were reported for the Company’s non-bank long-term debt securities.

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

Note Payable – ETE.  On March 26, 2012, the Company received $221.2 million from ETE to pay certain expenses in connection with the Merger, including (i) payments made to employees related to outstanding awards of stock options, stock appreciation rights and RSUs; and (ii) payments to certain executives under applicable employment or change in control agreements, which provided for compensation when their employment was terminated in connection with a change in control.  In connection with the receipt of the $221.2 million from ETE, on March 26, 2012, the Company entered into an interest-bearing promissory note payable on or before March 25, 2013.  The interest rate under the promissory note is 3.75% and accrued interest is payable monthly in arrears.

7.	BENEFITS:
Components of Net Periodic Benefit Cost
The following tables set forth the components of net periodic benefit cost of the Company’s pension and postretirement benefit plans for the periods presented below:

	Pension Benefits		Other Postretirement Benefits
	Successor	Predecessor	Successor	Predecessor
	Three months ended June 30, 2012	Three months ended June 30, 2011	Three months ended June 30, 2012	Three months ended June 30, 2011
Net Periodic Benefit Cost:
Service cost	$2,083	$935	$206	$881
Interest cost	(1,651)	2,525	611	1,446
Expected return on plan assets	(756)	(2,647)	(1,623)	(1,450)
Prior service cost (credit) amortization	—	147	—	(453)
Actuarial loss (gain) amortization	172	1,984	—	(403)
	(152)	2,944	(806)	21
Regulatory adjustment (2)	493	191	666	666
Net periodic benefit cost	$341	$3,135	$(140)	$687

	Pension Benefits			Other Postretirement Benefits
	Successor	Predecessor		Successor	Predecessor
	Period from Acquisition (March 26, 2012) to June 30, 2012	Period from January 1, 2012 to March 25, 2012	Six months ended June 30, 2011	Period from Acquisition (March 26, 2012) to June 30, 2012	Period from January 1, 2012 to March 25, 2012	Six months ended June 30, 2011
Net Periodic Benefit Cost:
Service cost	$2,177	$998	$1,870	$223	$881	$1,761
Interest cost	(1,462)	2,095	5,050	662	1,254	2,892
Expected return on plan assets	(1,005)	(2,461)	(5,293)	(1,758)	(1,367)	(2,899)
Prior service cost (credit) amortization	—	133	294	—	(409)	(906)
Actuarial loss (gain) amortization	172	2,308	3,967	—	273	(806)
Curtailment recognition (1)	—	—	—	(15,332)	—	—
	(118)	3,073	5,888	(16,205)	632	42
Regulatory adjustment (2)	497	253	383	675	657	1,332
Net periodic benefit cost	$379	$3,326	$6,271	$(15,530)	$1,289	$1,374

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

8.	TAXES ON INCOME:

The following tables summarize the Company’s income taxes for the periods presented:

	Successor	Predecessor
	Three months ended June 30, 2012	Three months ended June 30, 2011
Current:
Federal	$—	$136
State	482	716
	482	852
Deferred:
Federal	9,007	24,419
State	1,369	317
	10,376	24,736
Total federal and state income tax expense	$10,858	$25,588
Effective tax rate	48%	30%

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to June 30, 2012	Period from January 1, 2012 to March 25, 2012	Six months ended June 30, 2011
Current:
Federal	$—	$—	$173
State	482	5	(7,486)
	482	5	(7,313)
Deferred:
Federal	(1,814)	19,861	48,604
State	256	3,005	2,939
	(1,558)	22,866	51,543
Total federal and state income tax expense (benefit)	$(1,076)	$22,871	$44,230
Effective tax rate	4%	31%	27%

In the predecessor period, the Company’s EITR was generally lower than the U.S. federal income tax statutory rate of 35% primarily due to the expected deductions for the anticipated receipt of dividends associated with earnings from the Company’s unconsolidated investment in Citrus.  In the successor period, the earnings from Citrus and the related dividends received deductions will no longer be applicable to the Company because of the Company’s contribution of its unconsolidated investment in Citrus to ETP, a subsidiary of ETE.  In the successor period, the Company’s EITR was impacted by non-deductible excess parachute payments resulting from Merger-related employee severance expenses.

9.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

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
Interest Rate Swaps.  In 2011, the Company entered into interest rate swap agreements to hedge the $600 million Junior Subordinated Notes with an aggregate notional amount of $525 million, of which $450 million were for ten-year periods and $75 million were for five-year periods.  These interest rate swaps became effective on November 1, 2011.  The Company pays interest on the Junior Subordinated Notes at the floating rate of three-month LIBOR plus a credit spread of 3.0175% beginning November 1, 2011.  The interest rate swaps effectively fix the interest rate applicable to the floating rate on a portion of the Junior Subordinated Notes and are accounted for as cash flow hedges, with the effective portion of their settled value recorded in Accumulated other comprehensive income and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impact earnings.  The floating rate LIBOR-based portion of the interest payments was exchanged for weighted average fixed rate interest payments of 3.63%.  In conjunction with the Merger, the Company discontinued hedge accounting treatment on these interest rate swaps.  Therefore, future changes in fair value will be recognized in earnings.
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
For the predecessor period in 2012 during which hedge accounting treatment was applied, there was no swap ineffectiveness.
Treasury Rate Locks.  As of June 30, 2012, the Company had no outstanding treasury rate locks.  However, certain of its treasury rate locks that settled in prior periods were associated with interest payments on outstanding long-term debt.  During the predecessor periods, these treasury rate locks were accounted for as cash flow hedges, with the effective portion of their settled value recorded in Accumulated other comprehensive income and reclassified into Interest expense in the same periods during which the related interest payments on long-term debt impact earnings.
Commodity Contracts – Gathering and Processing Segment
The Company primarily enters into natural gas and NGL price swaps and NGL processing spread swaps to manage its exposure to changes in margin on forecasted sales of natural gas and NGL volumes resulting from movements in market commodity prices.
Natural Gas Price Swaps.  As of June 30, 2012, the Company had outstanding receive-fixed natural gas price swaps with a total notional amount of 5,520,000 MMBtu for the remainder of 2012 and 10,037,500 for 2013.  These natural gas price swaps are accounted for as cash flow hedges, with the effective portion of changes in their fair value recorded in Accumulated other comprehensive income and reclassified into Operating revenues in the same periods during which the forecasted natural gas sales impact earnings.  As of June 30, 2012, approximately $8.0 million of net after-tax losses in Accumulated other comprehensive income related to these natural gas price swaps are expected to be recognized in Operating revenues during the next twelve months.  Any ineffective portion of the cash flow hedge is reported in current-period earnings.
NGL Price Swaps.  As of June 30, 2012, the Company had outstanding receive-fixed NGL price swaps with a total notional amount of 32,898,096 gallons (2,760,000 MMBtu equivalent basis) for the remainder of 2012.  These NGL price swaps are accounted for as cash flow hedges, with the effective portion of changes in their fair value recorded in Accumulated other comprehensive income and reclassified into Operating revenues in the same periods during which the forecasted NGL sales impact earnings.  As of June 30, 2012, approximately $9.1 million of net after-tax gains in Accumulated other comprehensive income related to these NGL price swaps are expected to be recognized in Operating revenues during the next twelve months.  Any ineffective portion of the cash flow hedge is reported in current-period earnings.
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

Natural Gas Price Swaps.  As of June 30, 2012, the Company had outstanding pay-fixed natural gas price swaps with total notional amounts of 7,290,000 MMBtu, 10,770,000 MMBtu and 1,690,000 MMBtu for the remainder of 2012, 2013 and 2014, respectively.  These natural gas price swaps are accounted for as economic hedges, with changes in their fair value recorded to Deferred natural gas purchases.

Summary Financial Statement Information

The following table summarizes the fair value amounts of the Company’s asset and liability derivative instruments and their location reported in the unaudited interim Condensed Consolidated Balance Sheet at the dates indicated:

	Fair Value (1)
	Asset Derivatives		Liability Derivatives
	Successor	Predecessor	Successor	Predecessor
Balance Sheet Location	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Cash Flow Hedges:
Interest rate contracts
Derivative instruments — liabilities	$—	$—	$—	$19,936
Deferred credits	—	—	—	59,789
Commodity contracts — Gathering and Processing:
Natural gas price swaps
Prepayments and other assets	3,571	6,124	—	—
Accounts payable — related parties	—	—	2,365	—
Deferred credits	—	—	2,145	—
NGL price swaps
Prepayments and other assets	11,319	—	—	1,996
Derivative instruments — liabilities	—	—	—	4,144
	$14,890	$6,124	$4,510	$85,865
Economic Hedges:
Interest rate contracts
Derivative instruments — liabilities	$—	$—	$16,432	$—
Deferred credits	—	—	68,314	—
Commodity contracts — Gathering and Processing:
Other derivative instruments
Derivative instruments — liabilities	—	—	—	50
Commodity contracts — Distribution:
Natural gas price swaps
Derivative instruments — liabilities	—	—	17,763	34,468
Deferred credits	—	3	291	5,643
	$—	$3	$102,800	$40,161
Total	$14,890	$6,127	$107,310	$126,026

(1)
The Company has master netting arrangements with certain of its counterparties, which permit applicable obligations of the parties to be settled on a net versus gross basis.  If a right of offset exists, the fair value amounts for the derivative instruments are reported in the unaudited interim Condensed Consolidated Balance Sheet on a net basis and disclosed herein on a gross basis.

The following tables summarize the location and amount (excluding income tax effects) of derivative instrument gains and losses reported in the Company’s unaudited interim condensed consolidated financial statements for the periods presented:

	Successor	Predecessor
	Three months ended June 30, 2012	Three months ended June 30, 2011
Cash Flow Hedges: (1)
Interest rate contracts:
Change in fair value - increase in Accumulated other comprehensive income	$—	$18,478
Reclassification of unrealized loss from Accumulated other comprehensive income - increase of Interest expense	—	5,615
Commodity contracts - Gathering and Processing:
Change in fair value - increase/(decrease) in Accumulated other comprehensive income	9,591	(538)
Reclassification of unrealized gain from Accumulated other comprehensive income - increase of Operating revenues	5,536	4,655
Economic Hedges:
Interest rate contracts:
Change in fair value - increase in interest expense	18,243	—
Commodity contracts - Gathering and Processing:
Change in fair value of hedges - decrease in Operating revenues	—	7,131
Commodity contracts - Distribution:
Change in fair value - increase/(decrease) in Deferred natural gas purchases	(20,095)	(4,279)

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to June 30, 2012	Period from January 1, 2012 to March 25, 2012	Six months ended June 30, 2011
Cash Flow Hedges: (1)
Interest rate contracts:
Change in fair value - increase in Accumulated other comprehensive income	$—	$6,174	$20,748
Reclassification of unrealized loss from Accumulated other comprehensive income - increase of Interest expense	—	8,085	11,166
Commodity contracts - Gathering and Processing:
Change in fair value - increase in Accumulated other comprehensive income	11,377	4,619	1,014
Reclassification of unrealized gain from Accumulated other comprehensive income	5,536	2,043	9,184
Economic Hedges:
Interest rate contracts:
Change in fair value - increase in interest expense	19,709	—	—
Commodity contracts - Gathering and Processing:
Change in fair value of other hedges - decrease in Operating revenues	—	50	23,648
Commodity contracts - Distribution:
Change in fair value - decrease in Deferred natural gas purchases	(20,095)	(1,957)	(23,772)

(1)	See Note 5 – Comprehensive Income (Loss) for related income tax amounts.

Derivative Instrument Contingent Features

Certain of the Company’s derivative instruments contain provisions that require the Company’s debt to be maintained at an investment grade credit rating from each of the major credit rating agencies.  If the Company’s debt were to fall below investment grade, the Company would be in violation of these provisions, and the counterparties to the derivative instruments could potentially require the Company to post collateral for certain of the derivative instruments.  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position at June 30, 2012 was $10.0 million.

10.	FAIR VALUE MEASUREMENT:

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis at the date indicated:

	Fair Value as of	Fair Value Measurements at June 30, 2012 Using Fair Value Hierarchy
	June 30, 2012	Level 1	Level 2	Level 3
Assets:
Commodity derivatives	$14,890	$—	$14,890	$—
Total	$14,890	$—	$14,890	$—
Liabilities:
Commodity derivatives	$22,564	$—	$22,564	$—
Interest-rate swap derivatives	84,746	—	84,746	—
Total	$107,310	$—	$107,310	$—

The Company’s Level 2 instruments primarily include natural gas and NGL price swaps and NGL processing spread swap derivatives and interest-rate swap derivatives that are valued using pricing models based on an income approach that discounts future cash flows to a present value amount.  The significant pricing model inputs for natural gas and NGL price swaps and NGL processing spread swap derivatives include published NYMEX forward index prices for delivery of natural gas at Henry Hub, Permian Basin and Waha, and NGL at Mont Belvieu.  The significant pricing model inputs for interest-rate swaps include published rates for U.S. Dollar LIBOR interest rate swaps.  The pricing models also adjust for nonperformance risk associated with the counterparty or Company, as applicable, through the use of credit risk adjusted discount rates based on published default rates.  The Company did not have any Level 3 instruments measured at fair value at June 30, 2012 or December 31, 2011 and there were no transfers between levels.

The approximate fair value of the Company’s cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to their short-term nature.

11.	COMMITMENTS AND CONTINGENCIES:

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

	Successor	Predecessor
	June 30, 2012	December 31, 2011
Current	$3,604	$9,353
Noncurrent	26,246	11,635
Total environmental liabilities	$29,850	$20,988

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

Attorney General of the Commonwealth of Massachusetts v New England Gas Company.  On July 7, 2011, the Massachusetts Attorney General (AG) filed a regulatory complaint with the MDPU against New England Gas Company with respect to certain environmental cost recoveries.  The AG is seeking a refund to New England Gas Company customers for alleged “excessive and imprudently incurred costs” related to legal fees associated with the Company’s environmental response activities.  In the complaint, the AG requests that the MDPU initiate an investigation into the New England Gas Company’s collection and reconciliation of recoverable environmental costs including:  (i) the prudence of any and all legal fees, totaling $18.5 million, that were charged by the Kasowitz, Benson, Torres & Friedman firm and passed through the recovery mechanism since 2005, the year when a partner in the firm, the Company’s former Vice Chairman, President and COO, joined the Company’s management team; (ii) the prudence of any and all legal fees that were charged by the Bishop, London & Dodds firm and passed through the recovery mechanism since 2005, the period during which a member of the firm served as the Company’s Chief Ethics Officer; and (iii) the propriety and allocation of certain legal fees charged that were passed through the recovery mechanism that the AG contends only qualify for a lesser, 50%, level of recovery.  The Company has filed its answer denying the allegations and moved to dismiss the complaint, in part on a theory of collateral estoppel.  The hearing officer has deferred consideration of the Company’s motion to dismiss.  The AG’s motion to be reimbursed expert and consultant costs by the Company of up to $150,000 was granted.  The hearing officer has stayed discovery until resolution of a separate matter concerning the applicability of attorney-client privilege to legal billing invoices.  The Company believes it has complied with all applicable requirements regarding its filings for cost recovery and has not recorded any accrued liability; however, the Company will continue to assess its potential exposure for such cost recoveries as the matter progresses.

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
FGT Phase VIII Expansion.  FGT Phase VIII Expansion project was placed in-service on April 1, 2011, at an approximate cost of $2.5 billion, including capitalized equity and debt costs. To date, FGT has entered into long-term firm transportation service agreements with shippers for 25-year terms accounting for approximately 74% of the available expansion capacity.
In 2011, CrossCountry and Citrus' other stockholder each made sponsor contributions of $37 million in the form of loans to Citrus, net of repayments.  The contributions are related to the costs of FGT's Phase VIII Expansion project.  In conjunction with anticipated sponsor contributions, Citrus has entered into a promissory note in favor of each stockholder for up to $150 million. The promissory notes have a final maturity date of March 31, 2014, with no principal payments required prior to the maturity date, and bear an interest rate equal to a one-month Eurodollar rate plus a credit spread of 1.5%. Amounts may be redrawn periodically under the notes to temporarily fund capital expenditures, debt retirements, or other working capital needs.
FGT Pipeline Relocation Costs. The FDOT/FTE has various turnpike/State Road 91 widening projects that have impacted or may, over time, impact one or more of FGT's mainline pipelines located in FDOT/FTE rights-of-way. Several FDOT/FTE projects are the subject of litigation in Broward County, Florida. On January 27, 2011, a jury awarded FGT $82.7 million and rejected all damage claims by the FDOT/FTE. On May 2, 2011, the judge issued an order entitling FGT to an easement of 15 feet on either side of its pipelines and 75 feet of temporary work space. The judge further ruled that FGT is entitled to approximately $8 million in interest. In addition to ruling on other aspects of the easement, he ruled that pavement could not be placed directly over FGT's pipeline without the consent of FGT although FGT would be required to relocate the pipeline if it did not provide such consent. While FGT would seek reimbursement of any costs associated with relocation of its pipeline in connection with an FDOT project, FGT may not be successful in obtaining such reimbursement and, as such, could be required to bear the cost of such relocation. In any such instance, FGT would seek recovery of the reimbursement costs in rates. The judge also denied all other pending post-trial motions. The FDOT/FTE filed a notice of appeal on July 12, 2011. Briefing to the Florida Fourth District Court of Appeals is complete. The Florida Fourth District Court of Appeals granted a request by the FDOT to expedite the appeal. Oral argument was held March 7, 2012. Amounts ultimately received would primarily reduce FGT's property, plant and equipment costs.

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

On July 25, 2012, the plaintiffs in the Delaware action filed a notice of voluntary dismissal of all claims without prejudice with the Delaware Court of Chancery.  In the notice, the plaintiffs stated their claims were being dismissed to avoid duplicative litigation and indicated their intent to join the Texas case before the District Court of Harris County, Texas, 333rd Judicial District, captioned In re Southern Union Company, and docketed at Cause No. 2011-37091.

The Company has not recorded an accrued liability, believes the allegations of all the foregoing actions related to the Merger with ETE lack merit, and intends to contest them vigorously.

On November 28, 2011, a derivative lawsuit captioned W. J. Garrett Trust v. Bill W. Byrne, et al., Cause No. 2011-71702, was filed in the 234th Judicial District Court of Harris County, Texas.  The petition stated that it was filed on behalf of ETP.  ETP was also named as a nominal defendant.  The petition also named as defendants Energy Transfer Partners, GP, L.P. (ETP GP), Energy Transfer Partners, LLC (ETP LLC), ETE and the Boards of Directors of ETP, ETP GP, and ETP LLC (collectively, the ETE Defendants).  The petition also named Southern Union as a defendant.  On January 6, 2012, the plaintiff in the Garrett Trust action filed an amended petition naming the same defendants.  On February 27, 2012, the plaintiff in the Garrett Trust action filed a second amended petition naming the same defendants.  In these petitions, the plaintiff alleges that the ETE Defendants breached their fiduciary and contractual duties in connection with the Citrus Merger and ETP’s contribution of its propane assets to AmeriGas Partners, L.P. (the AmeriGas Transaction).  The second amended petition alleges that the Citrus Merger, among other things, involves an unfair price and an unfair process and that the Directors of ETP, ETP GP, and ETP LLC failed to adequately evaluate the transaction.  The second petition also alleges that the Directors of ETP, ETP GP, and ETP LLC failed to, among other things, adequately evaluate the AmeriGas Transaction.  The second amended petition alleges that these defendants entered into both transactions primarily to assist in ETE’s consummation of its merger with Southern Union and thereby primarily to benefit themselves personally.  The second amended petition asserts claims for breaches of fiduciary duty, breaches of contractual duties, and acts of bad faith against each of the individual defendants, ETP GP, and ETP LLC.  The second amended complaint asserts claims against ETE and Southern Union for aiding and abetting the breaches of fiduciary duty, breaches of contractual duties, and acts of bad faith, as well as tortious interference with contract.  The second amended petition also asserts claims for declaratory judgment and conspiracy against all defendants.  The lawsuit seeks, among other things, the following relief: (i) a declaration that the lawsuit is properly maintainable as a derivative action; (ii) a declaration that the Citrus Merger and AmeriGas Transaction were unlawful and unenforceable because they involved breaches of fiduciary and contractual duties; (iii) a declaration that ETE and Southern Union aided and abetted the alleged breaches of fiduciary and contractual duties; (iv) a declaration that defendants conspired to breach, aided and abetted, and did breach fiduciary and contractual duties; (v) an order directing the individual defendants, ETP GP, and ETP LLC to exercise their fiduciary duties to obtain a transaction or transactions in the best interest of ETP’s unitholders; (vi) damages; and (vii) attorneys’ and other fees and costs.

On March 6, 2012, the Garrett Trust action was transferred to the 157th Judicial District Court of Harris County, Texas.  Trial in the Garrett Trust action has been set for January 14, 2013.

Mercury Release

In October 2004, New England Gas Company discovered that one of its facilities, formerly associated with discontinued operations which were sold in 2006, had been broken into and that mercury had been released both inside a building and in the immediate vicinity, including a parking lot in a neighborhood several blocks away. Mercury from the parking lot was apparently tracked into nearby apartment units, as well as other buildings. Cleanup was completed at the property and nearby apartment units. The vandals who broke into the facility were arrested and convicted. In October 2007, the U.S. Attorney in Rhode Island filed a three-count indictment against the Company in the U.S. District Court for the District of Rhode Island (District Court) alleging violation of permitting requirements under the federal RCRA and notification requirements under the Emergency Planning and Community Right to Know Act (EPCRA) relating to the 2004 incident. Trial commenced on September 22, 2008, and on October 15, 2008, the jury acquitted Southern Union on the EPCRA count and one of the two RCRA counts and found the Company guilty on the other RCRA count. On October 2, 2009, the District Court imposed a fine of $6 million and a payment of $12 million in community service.

On December 22, 2010, the United States Court of Appeals for the First Circuit (First Circuit) affirmed the conviction and the sentence. On February 17, 2011, the First Circuit denied the Company's petition for en banc rehearing.  The Company, on October 31, 2011, filed a petition for a writ of certiorari review by the United States Supreme Court (Supreme Court), which review was granted and the case was heard by the Supreme Court on March 19, 2012.

On June 21, 2012, the United States Supreme Court reversed the First Circuit, holding that the sentence imposed on the Company was unconstitutional, and remanded the case back to the District Court for further proceeding consistent with that holding.

On July 17, 2012, the Government moved for “clarification” of the First Circuit's December 22, 2010 decision urging the First Circuit to find that, in addition to resolving whether (i) the alternative fine statute increases the maximum fine that may be imposed on the Company from $50,000 to $500,000; (ii) the $12 million community service obligation is a fine or restitution; and (iii) a new jury should be empanelled to hear evidence regarding the number of days RCRA was violated.

On July 26, 2012, the First Circuit vacated the fine imposed by the District Court and remanded the matter to the District Court for resentencing consistent with the Supreme Court's opinion. In the same order, the First Circuit denied without prejudice the Government's motion for clarification, holding that the issues raised by the Government in its July 17, 2012 motion could be addressed by the parties on remand.

Liabilities for Litigation and Other Claims

In addition to the matters discussed above, the Company is involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business.

The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable.  When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made.  As of June 30, 2012 and December 31, 2011, the Company recorded litigation and other claim-related accrued liabilities of $10.1 million and $28.3 million, respectively.  Except for the matters discussed above, the Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.

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

Nitrogen oxides are the primary air pollutant from natural gas-fired engines.  Nitrogen oxide emissions may form ozone in the atmosphere.  In 2008, the EPA lowered the ozone standard to seventy-five parts per billion (ppb) with compliance anticipated in 2013 to 2015.  In January 2010, the EPA proposed lowering the standard to sixty to seventy ppb in lieu of the seventy-five ppb standard, with compliance required in 2014 or later.  In September 2011, the EPA decided to rescind the proposed lower ozone standard and begin the process to implement the seventy-five ppb ozone standard established in 2008.

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

12.	REPORTABLE SEGMENTS:

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

Sales of products or services between segments are billed at regulated rates or at market rates, as applicable.  There were no material intersegment revenues during the six months ended June 30, 2012 and 2011.

The remainder of the Company’s business operations, which do not meet the quantitative threshold for segment reporting, are presented as Corporate and other activities.  Corporate and other activities consist of unallocated corporate costs, a wholly-owned subsidiary with ownership interests in electric power plants, and other miscellaneous activities.

The Company previously reported segment EBIT as a measure of segment performance.  Subsequent to the ETE Merger, the chief operating decision maker assesses performance of the Company’s business based on Segment Adjusted EBITDA.  The Company defines Segment Adjusted EBITDA as earnings before interest, taxes, depreciation, amortization and other non-cash items, such as non-cash compensation expense, unrealized gains and losses on unhedged derivative activities, accretion expense and amortization of regulatory assets and other non-operating income or expense items.  Segment Adjusted EBITDA reflects amounts for less than wholly owned subsidiaries and unconsolidated affiliates based on the Company’s proportionate ownership.  Based on the change in its segment performance measure, the Company has recast the presentation of its segment results for the prior periods to be consistent with the current period presentation.
Segment Adjusted EBITDA may not be comparable to measures used by other companies and should be considered in conjunction with net earnings and other performance measures such as operating income or net cash flows provided by operating activities.

The following tables set forth certain selected financial information for the Company’s segments for the periods presented or at the dates indicated:

	Successor	Predecessor
	Three months ended June 30, 2012	Three months ended June 30, 2011
Operating revenues from external customers:
Transportation and Storage	$185,216	$189,760
Gathering and Processing	197,476	328,515
Distribution	86,220	109,076
Total segment operating revenues	468,912	627,351
Corporate and other activities	3,558	4,256
	$472,470	$631,607

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to June 30, 2012	Period from January 1, 2012 to March 25, 2012	Six months ended June 30, 2011
Operating revenues from external customers:
Transportation and Storage	$198,692	$193,921	$392,054
Gathering and Processing	216,833	246,463	552,167
Distribution	94,505	190,499	425,649
Total segment operating revenues	510,030	630,883	1,369,870
Corporate and other activities	2,152	2,766	8,559
	$512,182	$633,649	$1,378,429

	Successor	Predecessor
	Three months ended June 30, 2012	Three months ended June 30, 2011
Segment Adjusted EBITDA:
Transportation and Storage	$115,919	$203,368
Gathering and Processing	22,362	39,473
Distribution	23,314	12,027
Corporate and other activities	637	(1,044)
Total Segment Adjusted EBITDA	162,232	253,824
Depreciation and amortization	(74,476)	(59,295)
Unrealized gains on unhedged derivative activities	—	331
Non-cash equity-based compensation, accretion expense and amortization of regulatory assets	(4,860)	(2,700)
Other, net	175	224
Proportionate share of unconsolidated investments' interest, depreciation and allowance for equity funds used during construction	(3,185)	(52,090)
Interest expense	(57,303)	(54,933)
Earnings before income taxes	22,583	85,361
Income tax expense	(10,858)	(25,588)
Net earnings	$11,725	$59,773

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to June 30, 2012	Period from January 1, 2012 to March 25, 2012	Six months ended June 30, 2011
Segment Adjusted EBITDA:
Transportation and Storage	$82,644	$185,706	$370,120
Gathering and Processing	10,859	25,338	60,206
Distribution	13,446	33,554	44,304
Corporate and other activities	(1,406)	(18,845)	1,185
Total Segment Adjusted EBITDA	105,543	225,753	475,815
Depreciation and amortization	(79,199)	(56,544)	(118,622)
Unrealized losses on unhedged derivative activities	—	—	(14,413)
Net gain on curtailment of OPEB plans	15,332	—	—
Non-cash equity-based compensation, accretion expense and amortization of regulatory assets	(4,860)	(1,350)	(4,654)
Other, net	191	284	366
Proportionate share of unconsolidated investments' interest, depreciation and allowance for equity funds used during construction	(3,181)	(44,948)	(63,323)
Interest expense	(61,684)	(50,407)	(110,504)
Earnings (loss) before income taxes	(27,858)	72,788	164,665
Income tax benefit (expense)	1,076	(22,871)	(44,230)
Net earnings (loss)	$(26,782)	$49,917	$120,435

	Successor	Predecessor
	June 30, 2012	December 31, 2011
Total assets:
Transportation and Storage	$5,755,369	$5,288,967
Gathering and Processing	2,805,884	1,742,516
Distribution	1,245,794	1,075,253
Total segment assets	9,807,047	8,106,736
Corporate and other activities	90,401	164,123
Total assets	$9,897,448	$8,270,859

	Successor	Predecessor
	Three months ended June 30, 2012	Three months ended June 30, 2011
Expenditures for long-lived assets:
Transportation and Storage	$32,676	$28,911
Gathering and Processing	34,930	20,903
Distribution	14,231	13,447
Total segment expenditures for long-lived assets	81,837	63,261
Corporate and other activities	841	1,321
Total expenditures for long-lived assets	$82,678	$64,582

Related cash impact includes the net reduction in capital accruals totaling $0.2 million and $10.4 million for the three months ended June 30, 2012 and 2011, respectively.

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to June 30, 2012	Period from January 1, 2012 to March 25, 2012	Six months ended June 30, 2011
Expenditures for long-lived assets:
Transportation and Storage	$34,205	$21,047	$39,169
Gathering and Processing	34,930	42,698	56,513
Distribution	14,231	7,075	20,409
Total segment expenditures for long-lived assets	83,366	70,820	116,091
Corporate and other activities	841	952	1,904
Total expenditures for long-lived assets	$84,207	$71,772	$117,995

Related cash impact includes the net reduction in capital accruals totaling $0.5 million, $13.7 million and $26.0 million for the Successor and Predecessor periods in 2012 and the six months ended June 30, 2011, respectively.

13.	REGULATION AND RATES:

Panhandle.  In October 2011, Trunkline and Sea Robin jointly filed with FERC to transfer all of Trunkline's offshore facilities, and certain related onshore facilities, by abandonment and sale to Sea Robin to consolidate and streamline the ownership and operation of all regulated offshore assets under one entity and better position the offshore assets competitively.  Several parties filed interventions and protests of this filing.  On June 21, 2012, FERC issued an order granting Trunkline permission and approval to proceed with abandonment, subject to compliance with certain regulatory requirements.  On July 31, 2012 Sea Robin and Trunkline made the necessary compliance filings with FERC.  It is expected that the transfer of the offshore facilities to Sea Robin will be completed in the third quarter of this year.
On July 26, 2012, Trunkline filed to abandon by sale to an affiliate of underutilized loop piping facilities.  This transfer is subject to FERC approval, and the Company expects several parties to intervene and participate in this filing.
In November 2011, FERC commenced an audit of PEPL to evaluate its compliance with the Uniform System of Accounts as prescribed by FERC, annual and quarterly financial reporting to FERC, reservation charge crediting policy and record retention.  The audit is related to the period from January 1, 2010 through December 31, 2011 and is estimated to take approximately one year to complete.

Missouri Gas Energy.  On April 2, 2009, Missouri Gas Energy made a filing with the MPSC seeking to implement an annual base rate increase of approximately $32.4 million.  On February 10, 2010, the MPSC issued its Report and Order in this case, authorizing a revenue increase of $16.2 million and approving distribution rate structures for Missouri Gas Energy’s residential and small general service customers (which comprised approximately 99% of its total customers and approximately 91% of its net operating revenues at the time the rates went into effect) that eliminate the impact of weather and conservation for residential and small general service margin revenues and related earnings in Missouri.  The new rates became effective February 28, 2010.  Judicial review of the MPSC’s Report and Order is being sought by the Office of the Public Counsel, with respect to rate structure issues, and by Missouri Gas Energy, with respect to cost of capital issues.  By opinion issued on March 20, 2012, the Southern District of the Missouri Court of Appeals affirmed the MPSC’s Report and Order.  That opinion is now final.

New England Gas Company.  On September 15, 2008, New England Gas Company made a filing with the MDPU seeking recovery of approximately $4 million, or 50% of the amount by which its 2007 earnings fell below a return on equity of 7%.  This filing was made pursuant to New England Gas Company’s rate settlement approved by the MDPU in 2007.  On February 2, 2009, the MDPU issued its order denying the Company’s requested earnings sharing adjustments (ESA) in its entirety.  The Company appealed that decision to the Massachusetts Supreme Judicial Court (MSJC).  On November 13, 2009, New England Gas Company made a similar filing with the MDPU, also pursuant to the above-referenced settlement, to recover approximately $1.7 million, representing 50% of the amount by which its 2008 earnings deficiency fell below a return on equity of 7 percent.  The MDPU held the 2008 ESA matter in abeyance pending judicial resolution of the issues pertaining to the 2007 ESA.  On February 11, 2011, the MSJC issued an opinion reversing the MDPU’s rejection of New England Gas Company’s 2007 ESA and remanded the matter back to the MDPU to determine the appropriate amount of the 2007 ESA and the method for recovery.  On July 13, 2011, New England Gas Company filed its motion for proceeding on remand requesting that the MDPU (i) find that $4.1 million is the appropriate ESA amount for recovery related to calendar year 2007 and that such amount should be recovered over a twelve month period beginning November 1, 2011; and (ii) investigate New England Gas Company’s request for recovery of an ESA amount of $1.7 million over a twelve-month period beginning November 1, 2012.  On January 27, 2012, the MDPU issued its order approving the 2007 ESA in its entirety and authorizing recovery of approximately $4 million over a twelve-month period beginning February 1, 2012.  The 2008 ESA is awaiting further action by the MDPU.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollar amounts are in thousands, except per gallon and per MMBtu amounts)

INTRODUCTION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to the accompanying unaudited interim condensed consolidated financial statements and notes to help provide an understanding of the Company’s results of operations.  The following section includes an overview of the Company’s business as well as recent developments that management of the Company believes are important in understanding its results of operations and anticipating future trends in those operations.  Subsequent sections include an analysis of the Company’s results of operations on a consolidated basis and for each reportable segment.  The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q.

RESULTS OF OPERATIONS

Overview

The Company evaluates operational and financial segment performance using several factors, of which the primary financial measure is Segment Adjusted EBITDA.  For additional information related to the Company’s use of Segment Adjusted EBITDA as its primary financial measure for its reportable segments, see Part I, Item I. Financial Statements (Unaudited), Note 12 – Reportable Segments.

The Merger, which was completed on March 26, 2012, was accounted for by ETE using business combination accounting.  By the application of "push-down" accounting, the Company allocated the purchase price paid by ETE to its assets, liabilities and equity as of the acquisition date based on preliminary estimates.  Accordingly, the successor financial statements reflect a new basis of accounting and predecessor and successor period financial results (separated by a heavy black line) are presented, but are not comparable.  The results of operations reported below are presented on a combined predecessor and successor basis since results for the matching prior year stub periods are not available.  Assets acquired and liabilities assumed are recorded at their estimated fair value and are subject to further assessment and adjustment pending further review of the assets acquired and liabilities assumed.

The most significant impacts of the new basis of accounting going forward are expected to be (i) higher depreciation expense due to the step-up of depreciable assets and assignment of purchase price to certain amortizable intangible assets and (ii) lower interest expense (though not cash payments) for the remaining life of the related long-term debt due to its revaluation and related debt premium amortization.

The results of operations for the combined six-month period reflect certain merger-related expenses, which are not expected to have a continuing impact on the results going forward, and those amounts are discussed in the segments results below.

The Company previously reported segment EBIT as a measure of segment performance.  Subsequent to the ETE Merger, the chief operating decision maker assesses performance of the Company’s business based on Segment Adjusted EBITDA.  The Company defines Segment Adjusted EBITDA as earnings before interest, taxes, depreciation, amortization and other non-cash items, such as non-cash compensation expense, unrealized gains and losses on unhedged derivative activities, accretion expense and amortization of regulatory assets and other non-operating income or expense items.  Segment Adjusted EBITDA reflects amounts for less than wholly owned subsidiaries and unconsolidated affiliates based on the Company’s proportionate ownership.  Based on the change in its segment performance measure, the Company has recast the presentation of its segment results for the prior periods to be consistent with the current period presentation.

Segment Adjusted EBITDA may not be comparable to measures used by other companies and should be considered in conjunction with net earnings and other performance measures such as operating income or net cash flows provided by operating activities.

The following table provides a reconciliation of Segment Adjusted EBITDA (by segment) to Net earnings for the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
			Combined
Segment Adjusted EBITDA:
Transportation and storage segment	$115,919	$203,368	$268,350	$370,120
Gathering and processing segment	22,362	39,473	36,197	60,206
Distribution segment	23,314	12,027	47,000	44,304
Corporate and other activities	637	(1,044)	(20,251)	1,185
Total Segment Adjusted EBITDA	162,232	253,824	331,296	475,815
Depreciation and amortization	(74,476)	(59,295)	(135,743)	(118,622)
Unrealized gains (losses) on nonhedged derivative activities	—	331	—	(14,413)
Interest expense	(57,303)	(54,933)	(112,091)	(110,504)
Income tax expense	(10,858)	(25,588)	(21,795)	(44,230)
Non-cash equity-based compensation, accretion expense and amortization of regulatory assets	(4,860)	(2,700)	(6,210)	(4,654)
Net gain on curtailment of OPEB plans	—	—	15,332	—
Other, net	175	224	475	366
Proportionate share of unconsolidated investments' interest, depreciation and allowance for funds used during construction	(3,185)	(52,090)	(48,129)	(63,323)
Net earnings	$11,725	$59,773	$23,135	$120,435
Three months ended June 30, 2012 versus three months ended June 30, 2011.  The Company's $48.0 million decrease in Net earnings was primarily due to:

•	Lower earnings from unconsolidated investments of $24.4 million primarily due to the Company's contribution of its unconsolidated investment in Citrus to ETP on March 26, 2012;

•	A decrease of $14.5 million in gross margin for the Gathering and Processing segment, as discussed in Business Segment Results below; and

•	Higher depreciation expense of $15.2 million primarily due to the step-up of property, plant and equipment resulting from the Merger; offset by

•	Lower federal and state income tax expense of $14.7 million primarily due lower pretax earnings offset by the impact of lower tax expense due to the dividend received deduction in 2011.
Six months ended June 30, 2012 versus six months ended June 30, 2011.  The Company's $97.3 million decrease in Net earnings was primarily due to:

•
The impact of $70.6 million of Merger-related employee severance expenses included in Segment Adjusted EBITDA, partially offset by a $15.3 million other postretirement employee benefit plan curtailment gain;

•	Lower earnings from unconsolidated investments of $34.9 million primarily due to the Company's contribution of its unconsolidated investment in Citrus to ETP on March 26, 2012; and

•	Higher depreciation expense of $17.1 million primarily due to the step-up of property, plant and equipment resulting from the Merger; offset by

•
Lower federal and state income tax expense of $22.4 million primarily due lower pretax earnings offset by the impact of lower tax expense due to the dividend received deduction in 2011 and the non-deductible parachute payments resulting from the Merger-related employee severance expenses.

Interest Expense
Three months ended June 30, 2012 versus three months ended June 30, 2011.  Interest expense was $2.4 million higher primarily due to an increase of $18.2 million resulting from the change in fair value of the interest rate swaps related to the Junior Subordinated Notes (for which hedge accounting treatment was discontinued in March 2012) and $1.8 million in interest on the Note payable to ETE, which was issued in March 2012. These increases were partially offset by decreased amortization expense of $9.4 million primarily due to the fair value step-up of debt resulting from the Merger, and lower interest expense of $6.5 million related to the repayment of the $465 million Term Loan and the $250 million Term Loan in March 2012 and the refinancing of the $455 million term loan in February 2012.

Six months ended June 30, 2012 versus six months ended June 30, 2011. Interest expense was $1.6 million higher primarily due to an increase of $19.7 million resulting from the change in fair value of the interest rate swaps related to the Junior Subordinated Notes (for which hedge accounting treatment was discontinued in March 2012) and $1.9 million in interest on the Note payable with ETE, which was issued in March 2012. These increases were partially offset by decreased amortization expense of $9.2 million primarily due to the fair value step-up of debt resulting from the Merger, and lower interest expense of $7.2 million related to the repayment of the $465 million Term Loan and the $250 million Term Loan in March 2012 and the refinancing of the $455 million term loan in February 2012.

Federal and State Income Taxes

The following table sets forth the Company’s income taxes for the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
			Combined
Income tax expense	$10,858	$25,588	$21,795	$44,230
Effective tax rate	48%	30%	49%	27%

Three months ended June 30, 2012 versus three months ended June 30, 2011.   The $14.7 million decrease in federal and state income tax expense was primarily due to lower pretax earnings offset by the impact of lower income tax expense of $6.7 million due to the dividend received deduction for the anticipated receipt of dividends associated with earnings from the Company's unconsolidated investment in Citrus for 2011 and higher income tax expense of $1.7 million due to non-deductible parachute payments resulting from the Merger-related employee severance expenses.

Six months ended June 30, 2012 versus six months ended June 30, 2011. The $22.4 million decrease in federal and state income tax expense was primarily due to lower pretax earnings offset by the impact of lower income tax expense of $13.4 million due to the dividend received deduction for the anticipated receipt of dividends associated with earnings from the Company's unconsolidated investment in Citrus for 2011 and higher income tax expense of $3.5 million due to non-deductible parachute payments resulting from the Merger-related employee severance expenses.

Business Segment Results

Transportation and Storage Segment

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

The following table illustrates the results of operations applicable to the Company’s Transportation and Storage segment for the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
			Combined
Operating revenues (1)	$185,216	$189,760	$392,613	$392,054
Operating, maintenance and general, net of non-cash compensation expense, accretion and gain on curtailment	(63,710)	(54,865)	(170,235)	(118,191)
Taxes other than on income and revenues	(9,154)	(8,436)	(18,592)	(17,741)
Adjusted EBITDA related to unconsolidated investments	3,567	76,909	64,563	113,998
Segment Adjusted EBITDA	$115,919	$203,368	$268,349	$370,120

Panhandle natural gas volumes transported (TBtu): (2)
PEPL	131	128	292	299
Trunkline	173	182	362	377
Sea Robin	21	34	43	68

(1)	Reservation revenues comprised 89 percent and 90 percent of total operating revenues in the 2012 and 2011 periods, respectively.

(2)	Includes transportation deliveries made throughout the Company’s pipeline network.

Three months ended June 30, 2012 versus three months ended June 30, 2011.  The decrease in Transportation and Storage Segment Adjusted EBITDA was primarily due to lower contributions from Panhandle totaling $14.1 million and lower Segment Adjusted EBITDA of $73.3 million due to the Company's contribution of its unconsolidated investment in Citrus to ETP on March 26, 2012.

Panhandle's $14.1 million decrease in Segment Adjusted EBITDA was primarily due to:

•
Higher operating, maintenance and general expenses, net of non-cash amounts, including compensation expense, accretion and gain on curtailment, of $8.8 million primarily attributable to reduced legal expenses in the 2011 period related to the settlement of certain litigation with several contractors related to the Company's East End project; and

•
Lower operating revenues of $4.5 million primarily due to lower reservation revenue resulting primarily from contract restructurings in the fourth quarter of 2011, partially offset by higher parking revenues attributable to market conditions.

Six months ended June 30, 2012 versus six months ended June 30, 2011.  The decrease in Transportation and Storage Segment Adjusted EBITDA was primarily due to lower contributions from Panhandle totaling $52.4 million and lower Segment Adjusted EBITDA of $49.4 million due to the Company's contribution of its unconsolidated investment in Citrus to ETP on March 26, 2012.

Panhandle's $52.4 million decrease in Segment Adjusted EBITDA was primarily due to:

•
Higher operating, maintenance and general expenses, net of non-cash amounts, of $52.0 million in 2012 versus 2011 primarily attributable to the impact in 2012 of Merger-related employee severance expenses of $42.6 million reduced by legal expenses of $9.4 million in the 2011 period related to the settlement of certain ligation with several contractors related to the Company's East End projects.

See Part I, Item 1. Financial Statements (Unaudited), Note 3 - ETE Merger for more information.

Gathering and Processing Segment

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

The following table presents the results of operations applicable to the Company’s Gathering and Processing segment for the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
			Combined
Operating revenues	$197,476	$328,515	$463,296	$552,167
Cost of natural gas and other energy (1)	(149,783)	(266,306)	(359,622)	(459,500)
Gross margin (2)	47,693	62,209	103,674	92,667
Unrealized (gain) loss on commodity risk management activities	—	(331)	—	14,413
Operating, maintenance and general, excluding non-cash compensation expense and accretion	(23,597)	(20,779)	(63,761)	(43,318)
Taxes other than on income and revenues	(1,694)	(1,466)	(3,614)	(3,726)
Adjusted EBITDA related to unconsolidated investments	(40)	(160)	(102)	170
Segment Adjusted EBITDA	$22,362	$39,473	$36,197	$60,206

Operating Information:
Volumes:
Avg natural gas processed (MMBtu/d)	463,059	431,453	457,533	402,978
Avg NGL produced (gallons/d)	1,662,547	1,557,025	1,644,446	1,414,597
Avg natural gas wellhead volumes (MMBtu/d)	483,083	505,238	493,196	478,618
Natural gas sales (MMBtu)	20,009,975	18,031,648	39,871,182	34,635,292
NGL sales (gallons)	159,841,353	186,343,102	337,258,519	322,661,727
Average Pricing:
Realized natural gas ($/MMBtu) (3)	$2.20	$4.19	$2.33	$4.12
Realized NGL ($/gallon) (3)	0.91	1.35	1.05	1.29
Natural Gas Daily WAHA ($/MMBtu)	2.22	4.24	2.31	4.18
Natural Gas Daily El Paso ($/MMBtu)	2.19	4.17	2.29	4.13
Estimated plant processing spread ($/gallon)	0.74	0.97	0.85	0.91

(1)	Cost of natural gas and other energy consists of natural gas and NGL purchase costs, fractionation and other fees.

(2)
Gross margin consists of Operating revenues less Cost of natural gas and other energy.  The Company believes that this measurement is meaningful for understanding and analyzing the Gathering and Processing segment’s operating results for the periods presented because commodity costs are a significant factor in the determination of the segment’s revenues.

(3)	Excludes impact of realized and unrealized commodity derivative gains and losses.
Three months ended June 30, 2012 versus three months ended June 30, 2011.  The decrease in Gathering and Processing Segment Adjusted EBITDA was primarily due to:

•
Lower gross margin of $14.5 million as the result of lower operating revenues of $131.0 million and lower cost of gas and other energy of $116.5 million primarily attributable to lower market-driven realized average natural gas and NGL prices (unadjusted for the impact of realized and unrealized commodity derivative gains and losses) of $2.20 per MMBtu and $0.91 per gallon in the 2012 period versus $4.19 per MMBtu and $1.35 per gallon in the 2011 period, respectively; and

•
Higher operating, maintenance and general expenses, net of non-cash compensation expense and accretion, of $2.8 million primarily due to operating costs associated with new facilities placed in service in the 2012 period.

Six months ended June 30, 2012 versus six months ended June 30, 2011. The decrease in Gathering and Processing Segment Adjusted EBITDA was primarily due to the net impact of the following items:

•
Higher gross margin of $11.0 million, as the result of lower operating revenues of $88.9 million offset by a decrease in cost of gas and other energy of $99.9 million, primarily attributable to (i) higher throughput volumes in the 2012 period as a result of processing plant outages and producer well freeze-offs resulting from unusually cold weather in early 2011, (ii) the offsetting impact of lower market-driven realized average natural gas and NGL prices (unadjusted for the impact of realized and unrealized commodity derivative gains and losses) of $2.33 per MMBtu and $1.05 per gallon in the 2012 period versus $4.12 per MMBtu and $1.29 per gallon in the 2011 period, respectively, and (iii) the impact of an unrealized loss on commodity risk management activities of $14.4 million in the 2011 period (which was added back for purposes of calculating Segment Adjusted EBITDA in the table above);

•
Higher operating, maintenance and general expenses, net of non-cash compensation expense and accretion, of $20.4 million primarily due to Merger-related employee severance expenses in 2012 of $16.1 million.

Distribution Segment

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

The following table illustrates the results of operations applicable to the Company’s Distribution segment for the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
			Combined
Net operating revenues (1)	$56,841	$55,633	$127,423	$123,472
Operating, maintenance and general expenses, excluding non-cash compensation expense and amortization of regulatory assets	(30,034)	(41,148)	(73,467)	(73,242)
Taxes other than on income and revenues	(3,493)	(2,458)	(6,956)	(5,926)
Segment Adjusted EBITDA	$23,314	$12,027	$47,000	$44,304

Operating Information:
Natural gas sales volumes (MMcf)	5,037	6,401	27,117	39,820
Natural gas transported volumes (MMcf)	6,216	4,860	16,502	14,777
Weather – Degree Days: (2)
Missouri Gas Energy service territories	242	445	2,141	3,401
New England Gas Company service territories	599	664	2,908	3,585

(1) Operating revenues for the Distribution segment are reported net of Cost of natural gas and other energy and Revenue-related taxes, which are pass-through costs.
(2) "Degree days" are a measure of the coldness of the weather experienced.  A degree day is equivalent to each degree that the daily mean temperature for a day falls below 65 degrees Fahrenheit.

Three months ended June 30, 2012 versus three months ended June 30, 2011.  The increase in Segment Adjusted EBITDA was primarily due to decreases in operating, maintenance and general expenses, net of non-cash amounts, of $11.1 million primarily due to a decrease of $5.9 million in uncollectible accounts as a result of lower gas costs and energy assistance payments, as well as other changes in operating, maintenance and general expenses between periods.

The Company has benefited from various federal and state governmental programs that have provided home energy assistance to low income customers. During the three months ended June 30, 2012, the Company received, through grants made on behalf of customers, funding from these agencies totaling $1.0 million, which served to reduce the related delinquent accounts receivable balances. If these programs were discontinued or the related funding was significantly reduced and the customers' ability to pay had not changed, the Company would expect that bad debt expense in the Distribution segment would correspondingly increase.
Six months ended June 30, 2012 versus six months ended June 30, 2011. The increase in Segment Adjusted EBITDA was primarily due to higher net operating revenues of at New England Gas Company primarily resulting from the impact of new customer rates effective April 1, 2011.
The Company has benefited from various federal and state governmental programs that have provided home energy assistance to low income customers. During the six months ended June 30, 2012, the Company received, through grants made on behalf of customers, funding from these agencies totaling $3.7 million, which served to reduce the related delinquent accounts receivable balances. If these programs were discontinued or the related funding was significantly reduced and the customers’ ability to pay had not changed, the Company would expect that bad debt expense in the Distribution segment would correspondingly increase.
Corporate and Other Activities

Three months ended June 30, 2012 versus three months ended June 30, 2011.  The increase in Segment Adjusted EBITDA of $1.7 million was primarily due to the impact of legal and other outside service costs of $3.1 million in 2011 attributable to Merger-related expenses.

Six months ended June 30, 2012 versus six months ended June 30, 2011. The decrease in Segment Adjusted EBITDA of $21.4 million was primarily due to increased Merger-related expenses of $16.0 million.

See Item 1. Financial Statements (Unaudited), Note 3 - ETE Merger for additional information related to the Company's merger with ETE.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3, Quantitative and Qualitative Disclosures About Market Risk, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company has established disclosure controls and procedures to ensure that information required to be disclosed by the Company, including consolidated entities, in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company performed an evaluation under the supervision and with the participation of management, including its principal executive officer and principal financial officer, and with the participation of personnel from its Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on that evaluation, Southern Union’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.
Changes in Internal Control over Financial Reporting
Subsequent to the merger with ETE in March 2012, the Company’s internal controls over financial reporting, including certain disclosure controls and corporate governance procedures, have been impacted by changes made to conform to the existing controls of ETE.  Additional changes are expected to occur in future periods.  None of these changes are in response to any identified deficiency or weakness in the Company’s internal control over financial reporting.
There were no other changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to affect, its internal controls over financial reporting.

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

None.

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

SOUTHERN UNION COMPANY
(Registrant)

Date:	August 8, 2012	By:	/s/ MARTIN SALINAS, JR.
Martin Salinas, Jr.
Chief Financial Officer (duly authorized to sign on behalf of the registrant)