Form 10-Q
period 2012-09-30
SOUTHERN UNION CO
filed 2012-11-08
CIK 203248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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

FORM 10-Q

September 30, 2012

SOUTHERN UNION COMPANY AND SUBSIDIARIES

i

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

Definitions

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
LIBOR    London Interbank Offer Rate
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
PCBs    Polychlorinated biphenyls
PEPL    Panhandle Eastern Pipe Line Company, LP
PEPL Holdings    PEPL Holdings, LLC
ppb    parts per billion
PRPs    Potentially responsible parties
RCRA    Resource Conservation and Recovery Act
Sea Robin    Sea Robin Pipeline Company, LLC
SEC    United States Securities and Exchange Commission

ii

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

iii

PART I - FINANCIAL INFORMATION

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(unaudited)

	Successor	Predecessor
	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,027	$23,640
Accounts receivable net of allowances of $1,352 and $2,325, respectively	160,697	270,741
Accounts receivable — affiliates	14,004	10,467
Inventories	192,117	204,235
Deferred natural gas purchases	47,596	50,716
Natural gas imbalances — receivable	25,520	54,549
Prepayments and other assets	34,263	42,675
Total current assets	481,224	657,023
PROPERTY, PLANT AND EQUIPMENT:
Plant in service	6,908,730	7,195,747
Construction work in progress	181,301	103,862
	7,090,031	7,299,609
Accumulated depreciation and amortization	(124,877)	(1,573,273)
Net property, plant and equipment	6,965,154	5,726,336
DEFERRED CHARGES:
Regulatory assets	129,512	57,447
Other deferred charges	80,122	60,407
Total deferred charges	209,634	117,854
UNCONSOLIDATED INVESTMENTS	122,932	1,633,289
GOODWILL	2,030,271	89,227
OTHER NON-CURRENT ASSETS	70,597	47,130
Total assets	$9,879,812	$8,270,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars and units in thousands, except par value)
(unaudited)

	Successor	Predecessor
	September 30, 2012	December 31, 2011
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long–term debt	$261,351	$343,254
Notes payable	—	200,000
Notes payable — related party	166,217	—
Accounts payable and accrued liabilities	109,364	193,949
Accounts payable and accrued liabilities — related parties	32,251	178
Federal, state and local taxes payable	49,879	37,127
Accrued interest	41,568	33,837
Natural gas imbalances — payable	98,677	145,212
Derivative instruments	25,267	58,598
Other	109,732	112,135
Total current liabilities	894,306	1,124,290
LONG-TERM DEBT, less current portion	3,093,825	3,160,372
DEFERRED CREDITS	349,845	301,709
DEFERRED INCOME TAXES	1,707,225	1,044,877
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDER'S EQUITY:
Common stock, $0.01 and $1 par value; 1 and 200,000 shares authorized; 1 and 126,142 shares issued, respectively	—	126,142
Premium on capital stock	3,913,143	1,934,102
Less: Treasury stock, nil and 1,298 shares, respectively, at cost	—	(33,228)
Less: Common stock held in trust, 1 and 581 shares, respectively	—	(10,888)
Deferred compensation plans	—	10,888
Accumulated other comprehensive loss	(3,736)	(119,192)
Retained earnings (accumulated deficit)	(74,796)	731,787
Total stockholders' equity	3,834,611	2,639,611
Total liabilities and stockholders' equity	$9,879,812	$8,270,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(unaudited)

	Successor	Predecessor
	Three months ended September 30, 2012	Three months ended September 30, 2011
OPERATING REVENUES	$477,896	$617,211
OPERATING EXPENSES:
Cost of natural gas and other energy	180,733	304,535
Operating, maintenance and general	121,325	125,710
Depreciation and amortization	75,710	59,327
Revenue–related taxes	3,835	4,268
Taxes, other than on income and revenues	14,575	12,845
Total operating expenses	396,178	506,685
OPERATING INCOME	81,718	110,526
OTHER INCOME (EXPENSE):
Interest expense	(34,639)	(54,925)
Earnings (losses) from unconsolidated investments	(1,065)	26,686
Other, net	(69)	191
Total other expenses, net	(35,773)	(28,048)
INCOME BEFORE INCOME TAX EXPENSE	45,945	82,478
Income tax expense	28,959	24,446
NET INCOME	$16,986	$58,032

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to September 30, 2012	Period from January 1, 2012 to March 25, 2012	Nine months ended September 30, 2011
OPERATING REVENUES	$990,078	$633,649	$1,995,640
OPERATING EXPENSES:
Cost of natural gas and other energy	374,220	311,270	1,045,742
Operating, maintenance and general	306,606	134,921	370,562
Depreciation and amortization	154,909	56,544	177,949
Revenue–related taxes	8,370	9,867	26,835
Taxes, other than on income and revenues	31,304	14,296	40,972
Total operating expenses	875,409	526,898	1,662,060
OPERATING INCOME	114,669	106,751	333,580
OTHER INCOME (EXPENSE):
Interest expense	(96,323)	(50,407)	(165,429)
Earnings (losses) from unconsolidated investments	(381)	16,160	78,435
Other, net	122	284	557
Total other expenses, net	(96,582)	(33,963)	(86,437)
INCOME BEFORE INCOME TAX EXPENSE	18,087	72,788	247,143
Income tax expense	27,883	22,871	68,676
NET INCOME (LOSS)	$(9,796)	$49,917	$178,467
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(unaudited)

	Successor	Predecessor
	Three months ended September 30, 2012	Three months ended September 30, 2011
Net income	$16,986	$58,032
Other comprehensive income (loss), net of tax:
Change in fair value of interest rate hedges	—	(31,586)
Reclassification of unrealized loss on interest rate hedges into earnings	—	3,421
Change in fair value of commodity hedges	(3,534)	5,395
Reclassification of unrealized gain on commodity hedges into earnings	(3,845)	(3,581)
Reclassification of net actuarial loss and prior service credit relating to pension and other postretirement benefits into earnings	—	709
Change in other comprehensive income from equity investments	(291)	35
	(7,670)	(25,607)
Comprehensive income	$9,316	$32,425

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to September 30, 2012	Period from January 1, 2012 to March 25, 2012	Nine months ended September 30, 2011
Net income (loss)	$(9,796)	$49,917	$178,467
Other comprehensive income (loss), net of tax:
Change in fair value of interest rate hedges	—	3,878	(44,577)
Reclassification of unrealized loss on interest rate hedges into earnings	—	4,946	10,106
Change in fair value of commodity hedges	3,743	2,954	4,746
Reclassification of unrealized gain on commodity hedges into earnings	(7,386)	(1,307)	(9,455)
Reclassification of net actuarial loss and prior service credit relating to pension and other postretirement benefits into earnings	—	1,815	2,116
Change in other comprehensive income from equity investments	(93)	29	107
	(3,736)	12,315	(36,957)
Comprehensive income (loss)	$(13,532)	$62,232	$141,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(Dollars in thousands)
(unaudited)

	Common Stock	Premium on Capital Stock	Treasury Stock, at cost	Common Stock Held In Trust	Deferred Compen- sation Plans	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumu-lated Deficit)	Total Stock- holders' Equity
Predecessor
Balance December 31, 2011	$126,142	$1,934,102	$(33,228)	$(10,888)	$10,888	$(119,192)	$731,787	$2,639,611
Other comprehensive income, net of tax	—	—	—	—	—	12,315	—	12,315
Share–based compensation	—	1,654	—	—	—	—	—	1,654
Restricted stock issuances	186	(186)	(2,864)	—	—	—	—	(2,864)
Exercise of stock options	5	79	—	—	—	—	—	84
Contributions to Trust	—	—	—	(399)	399	—	—	—
Disbursements from Trust	—	—	—	650	(650)	—	—	—
Purchase of treasury stock	—	—	(1,450,000)	—	—	—	—	(1,450,000)
Net income	—	—	—	—	—	—	49,917	49,917
Balance March 25, 2012	$126,333	$1,935,649	$(1,486,092)	$(10,637)	$10,637	$(106,877)	$781,704	$1,250,717

Successor
Balance March 26, 2012	$—	$3,912,867	$—	$—	$—	$—	$—	$3,912,867
Other comprehensive loss, net of tax	—	—	—	—	—	(3,736)	—	(3,736)
Non-cash compensation expense	—	276	—	—	—	—	—	276
Dividends paid on common stock	—	—	—	—	—	—	(65,000)	(65,000)
Net loss	—	—	—	—	—	—	(9,796)	(9,796)
Balance September 30, 2012	$—	$3,913,143	$—	$—	$—	$(3,736)	$(74,796)	$3,834,611

The Company’s common stock was $1 par value in the predecessor period.  Therefore, the change in Common Stock, $1 par value, was equivalent to the change in the number of shares of common stock issued.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to September 30, 2012	Period from January 1, 2012 to March 25, 2012	Nine months ended September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,796)	$49,917	$178,467
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	154,909	56,544	177,949
Deferred income taxes	25,548	22,866	76,877
Provision for bad debts	5,678	1,013	12,433
Amortization of costs charged to interest	(16,642)	1,165	4,342
Net gain on curtailment of OPEB plans	(15,332)	—	—
Unrealized loss on derivatives	15,415	—	9,283
Share–based compensation expense	276	1,654	7,580
Earnings from unconsolidated investments, net of cash distributions	4,749	(16,160)	(75,105)
Changes in operating assets and liabilities, net of Merger impact	(187,450)	79,919	59,068
Net cash flows provided by (used in) operating activities	(22,645)	196,918	450,894
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(138,229)	(60,062)	(226,178)
Loan to unconsolidated investments	—	—	(72,000)
Loan repayments from unconsolidated investments	—	37,000	35,000
Proceeds from Citrus Merger	—	1,895,000	—
Plant retirements and other	(2,875)	(2,252)	(1,892)
Net cash flows provided by (used in) investing activities	(141,104)	1,869,686	(265,070)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	—	455,000	—
Renewal cost for credit facilities and issuance cost of debt	(1,708)	(1,803)	(2,162)
Dividends paid on common stock	(65,000)	(18,726)	(56,099)
Note payable — related party	221,217	—	—
Repayment of note payable — related party	(55,000)	—	—
Repayment of long-term debt	(297)	(1,047,529)	(421)
Net change in revolving credit facilities	38,614	12,386	(131,648)
Purchase of treasury stock	—	(1,450,000)	—
Other	(3,842)	(2,780)	3,321
Net cash flows provided by (used in) financing activities	133,984	(2,053,452)	(187,009)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(29,765)	13,152	(1,185)
CASH AND CASH EQUIVALENTS, beginning of period	36,792	23,640	3,299
CASH AND CASH EQUIVALENTS, end of period	$7,027	$36,792	$2,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts are in thousands)
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

See Note 3 for information related to the Company’s merger with ETE and the completion of the Holdco Transaction.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

There have been no changes in the Company’s accounting policies as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2011, except as noted below, as a result of the Company's merger with ETE.

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

3. ETE MERGER AND HOLDCO TRANSACTION:

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

In connection with the consummation of the ETE Merger, on March 27, 2012, the New York Stock Exchange (NYSE) filed a notification of removal from listing with the SEC to delist the Southern Union Common Stock from the NYSE.  In addition, the Company filed with the SEC a certification and notice of termination requesting that the Southern Union Common Stock be deregistered under Section 12(b) of the Securities Exchange Act of 1934, as amended.

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

Restrictions on each awards of cash restricted stock units outstanding immediately prior to the Effective Time expired and each restricted stock unit was converted into the right to receive a lump sum cash payment equal to (i) $44.25 multiplied by the total number of shares of Southern Union Common Stock underlying such restricted stock units, less (ii) any applicable deductions and withholdings required by law.

The vesting of the equity-based awards, as described above, occurred as required under the change in control provisions of the Equity Plan.  The total remaining unrecognized compensation costs of $24.9 million associated with such vested awards was not recorded in either of the predecessor or successor periods reflected herein. The total of $136.8 million and 178,851 ETE Common Units issued to the holders of the awards in connection with the vesting was accounted for as consideration transferred in the Merger.

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

Immediately prior to the Effective Time, the Company, CrossCountry Energy and PEPL Holdings became parties to the Citrus Merger Agreement by joinder to, and the Company assumed the obligations and rights of ETE thereunder.  The Company made certain customary representations, warranties, covenants and indemnities in the Citrus Merger Agreement.  Pursuant to the Citrus Merger Agreement, ETP Merger Sub was merged with and into CrossCountry Energy (the Citrus Merger), with CrossCountry Energy continuing as the surviving entity in the Citrus Merger as a wholly-owned subsidiary of ETP and, as a result thereof, ETP, through its subsidiaries, indirectly owns 50% of the outstanding capital stock of Citrus.  As consideration for the Citrus Merger, Southern Union received from ETP $2.0 billion, consisting of approximately $1.9 billion in cash and $105 million of common units representing limited partner interests in ETP.

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

Expenses Related to the Merger

Merger-related expenses were $72.1 million and $18.7 million in the successor and predecessor periods in 2012, respectively.  Such expenses include legal and other outside service costs, charges resulting from employment agreements with certain executives that provided for compensation when their employment was terminated and severance costs associated with administrative headcount reductions. These expenses were included in Operating, maintenance, and general expenses in the unaudited condensed consolidated statement of operations.

Allocation of Consideration Transferred

The Merger was accounted for using business combination accounting under applicable accounting principles.  Business combination accounting requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date.

The table below represents the allocation of the total consideration to Southern Union’s tangible and intangible assets and liabilities as of March 26, 2012 based upon management’s estimate of their respective fair values.  Certain amounts included in the preliminary purchase price allocation as of September 30, 2012 have been changed from amounts previously reflected based on management's review of the valuation. Management is continuing to validate certain assumptions made in connection with the purchase price allocation.

Cash and cash equivalents	$36,792
Other current assets	524,246
Property and equipment	6,958,768
Goodwill	2,030,271
Identified intangibles (1)	55,000
Other noncurrent assets	290,360
Long-term debt, including current portion	(3,333,706)
Deferred income taxes	(1,698,352)
Other liabilities	(950,513)
Total purchase price	$3,912,866

(1)	Identified intangibles will be amortized over an estimated life of approximately 17.5 years and are included in deferred charges in the unaudited condensed consolidated balance sheet.

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
Holdco Transaction
On October 5, 2012, ETE and ETP completed the Holdco Transaction, immediately following the closing of ETP's acquisition of Sunoco whereby, (i) ETE contributed its interest in Southern Union into an ETP-controlled entity, in exchange for a 60% equity interest in the new entity, Holdco, and (ii) ETP contributed its interest in Sunoco to Holdco and retained a 40% equity interest in Holdco. Pursuant to a stockholders agreement between ETE and ETP, ETP will control Holdco. This transaction did not result in a new basis of accounting for Southern Union.

4.	RELATED PARTY TRANSACTIONS:

The following table provides a summary of the related party balances included in our condensed consolidated balance sheets at the dates indicated:

	Successor	Predecessor
	September 30, 2012	December 31, 2011
Investment in ETP	$100,182	$—
Accounts receivable — affiliates (1)	14,004	10,467
Note payable — ETE (2)	166,217	—
Accounts payable — affiliates (3)	32,251	178

(1)	Primarily related to payroll funding and various administrative and operating costs paid by the Company on behalf of affiliates.

(2)	See Note 6 for more information regarding the note payable to ETE.

(3)	Primarily related to various administrative and operating costs paid by affiliates on behalf of the Company.

The following table provides a summary of the related party activity included in our condensed consolidated statements of operations. Prior period amounts were not included as they were immaterial.

	Successor
	Three months ended September 30, 2012	Period from Acquisition (March 26, 2012) to September 30, 2012
Operating revenues — ETE	$10,180	$19,076
Cost of natural gas and other energy	4,688	13,170
Operating, maintenance and general	20,235	23,537
Interest expense	3,487	3,351
Losses from unconsolidated investments	(1,065)	(381)

5.	COMPREHENSIVE INCOME (LOSS):

The tables below set forth the tax amounts included in the respective components of other comprehensive income (loss) for the periods presented:

	Successor	Predecessor
	Three months ended September 30, 2012	Three months ended September 30, 2011
Income taxes included in other comprehensive income (loss):
Change in fair value of interest rate hedges	$—	$(18,697)
Reclassification of unrealized loss on interest rate hedges into earnings	—	2,294
Change in fair value of commodity hedges	(1,992)	3,039
Reclassification of unrealized gain on commodity hedges into earnings	(2,166)	(2,017)
Reclassification of net actuarial loss and prior service credit relating to pension and other postretirement benefits into earnings	—	566
Change in other comprehensive income from equity investments	—	23
Total	$(4,158)	$(14,792)

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to September 30, 2012	Period from January 1, 2012 to March 25, 2012	Nine months ended September 30, 2011
Income taxes included in other comprehensive income (loss):
Change in fair value of interest rate hedges	$—	$2,296	$(26,454)
Reclassification of unrealized loss on interest rate hedges into earnings	—	3,139	6,775
Change in fair value of commodity hedges	2,108	1,665	2,674
Reclassification of unrealized gain on commodity hedges into earnings	(4,161)	(736)	(5,327)
Reclassification of net actuarial loss and prior service credit relating to pension and other postretirement benefits into earnings	—	902	1,708
Change in other comprehensive income from equity investments	—	18	66
Total	$(2,053)	$7,284	$(20,558)

The table below presents the components in accumulated other comprehensive income (loss), net of tax, as of the dates indicated:

	Successor	Predecessor
	September 30, 2012	December 31, 2011
Interest rate hedges	$—	$(50,259)
Commodity hedges	(3,643)	(11)
Benefit plans:
Net actuarial loss and prior service costs — pensions	—	(51,845)
Net actuarial gain and prior service credit — OPEB	—	(14,542)
Equity investments	(93)	(2,535)
Total accumulated other comprehensive income (loss), net of tax	$(3,736)	$(119,192)

6.	DEBT OBLIGATIONS:

The following table sets forth the debt obligations of Southern Union and Panhandle at the dates indicated:

	Successor	Predecessor
	September 30, 2012	December 31, 2011
Southern Union Credit Facility	$251,000	$200,000
Southern Union:
7.60% Senior Notes due 2024	359,765	359,765
8.25% Senior Notes due 2029	300,000	300,000
7.24% to 9.44% First Mortgage Bonds due 2020 to 2027	19,500	19,500
7.20% Junior Subordinated Notes due 2066 (1)	600,000	600,000
Term Loan due 2013	—	250,000
Note Payable	7,306	7,746
Unamortized fair value adjustments	53,426	—
	1,339,997	1,537,011
Panhandle:
6.05% Senior Notes due 2013	250,000	250,000
6.20% Senior Notes due 2017	300,000	300,000
8.125% Senior Notes due 2019	150,000	150,000
7.00% Senior Notes due 2029	66,305	66,305
7.00% Senior Notes due 2018	400,000	400,000
Term Loan due 2012	—	797,386
Term Loan due 2015	455,000	—
Net premiums on long-term debt	—	2,924
Unamortized fair value adjustments	142,874	—
	1,764,179	1,966,615
Note Payable — ETE	166,217	—
Total debt	3,521,393	3,703,626
Less: Current portion of long term debt	261,351	343,254
Less: Short-term debt (2)	166,217	200,000
Total long-term debt	$3,093,825	$3,160,372

(1)
Effective November 1, 2011, the interest rate on the Junior Subordinated Notes changed to a variable rate based upon the three-month LIBOR rate plus 3.0175%, reset quarterly.  See Interest Rate Swaps below for more information regarding the interest rate on these notes.

(2)	The Southern Union Credit Facility was included in short-term debt as of December 31, 2011, but not as of September 30, 2012. See discussion in "Credit Facilities" below.

Based on the estimated borrowing rates currently available to the Company and its subsidiaries for loans with similar terms and average maturities, the aggregate fair value of the Company's consolidated debt obligations at September 30, 2012 and December 31, 2011 was $3.55 billion and $3.96 billion, respectively. As of September 30, 2012 and December 31, 2011, the aggregate carrying amount of the Company's consolidated debt obligations was $3.52 billion and $3.70 billion, respectively. The fair value of the Company's consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

Credit Facilities.  In March 2012, the Company entered into the Eighth Amended and Restated Revolving Credit Agreement with certain banks in the amount of $700 million (Southern Union Credit Facility).  The Southern Union Credit Facility is an amendment, restatement and refinancing of the Company’s $550 million Seventh Amended and Restated Revolving Credit Agreement.  The Southern Union Credit Facility is scheduled to mature on May 20, 2016.  The Company entered into the Southern Union Credit Facility in order to (i) obtain consent to the transactions contemplated by the Merger Agreement, the Citrus Merger Agreement and the Support Agreement; (ii) to increase the amount of the facility from $550 million to $700 million; and (iii) to modify certain covenants.  Borrowings under the Southern Union Credit Facility are available for the

Company’s working capital, other general corporate purposes and letter of credit requirements.  The interest rate and commitment fee under the Southern Union Credit Facility are calculated using a pricing grid, which is based upon the credit rating for the Company’s senior unsecured notes.  The annualized interest rate for the Southern Union Credit Facility was 1.83% at September 30, 2012.

On August 10, 2012, Southern Union entered into a First Amendment of the Southern Union Credit Facility. The Amendment provides for, among other things, (i) a revision to the change of control definition to permit equity ownership of Southern Union by ETP or any direct or indirect subsidiaries of ETP in addition to ETE or any direct or indirect subsidiary of ETE; and (ii) a waiver of any potential default that may result from the Holdco Transaction.

The Company previously classified borrowings under the Southern Union Credit Facility as short-term debt as the individual borrowings are generally for periods of 15 to 180 days. As of September 30, 2012, such borrowings have been classified as non-current based on the Company's expectation that such borrowings will be refinanced upon maturity. Therefore, the Southern Union Credit Facility is classified in the table above and in the consolidated balance sheet as short-term debt as of December 31, 2011 and as long-term debt as of September 30, 2012.

Term Loans.  In March 2012, the Company retired the $250 million term loan due August 2013 and the $465 million term loan of its indirect wholly owned subsidiary, LNG Holdings, due June 2012 ($342.4 million of which was outstanding) utilizing a combination of the merger consideration received in connection with the Citrus Merger and borrowings under the Southern Union Credit Facility.

In February 2012, the Company refinanced LNG Holdings’ $455 million term loan due March 2012 with an unsecured three-year term loan facility due February 2015, with LNG Holdings as borrower and PEPL and Trunkline LNG as guarantors and a floating interest rate tied to LIBOR plus a margin based on the rating of PEPL’s senior unsecured debt.

Note Payable – ETE.  On March 26, 2012, the Company received $221.2 million from ETE to pay certain expenses in connection with the Merger, including (i) payments made to employees related to outstanding awards of stock options, stock appreciation rights and restricted stock units; and (ii) payments to certain executives under applicable employment or change in control agreements, which provided for compensation when their employment was terminated in connection with a change in control.  In connection with the receipt of the $221.2 million from ETE, on March 26, 2012, the Company entered into an interest-bearing promissory note payable on or before March 25, 2013.  The interest rate under the promissory note is 3.75% and accrued interest is payable monthly in arrears. A payment of $55.0 million to ETE was made in May 2012.

Panhandle 6.05% Senior Notes due 2013.  Panhandle has $250 million of senior notes which mature within the next twelve months.  Panhandle currently expects to refinance all or a portion of the debt upon maturity or, alternatively, to retire all or a portion of the debt with proceeds from repayment of the note receivable from Southern Union.

Interest Rate Swaps.  The Company had interest rate swap agreements that effectively fix the interest rate applicable to the floating rate on a portion of the $600 million Junior Subordinated Notes due 2066 (Junior Subordinated Notes).  See Note 9 for more information regarding these swap agreements.

7.	BENEFITS:
Components of Net Periodic Benefit Cost
The following tables set forth the components of net periodic benefit cost (credit) of the Company’s pension and postretirement benefit plans for the periods presented below:

	Pension Benefits		Other Postretirement Benefits
	Successor	Predecessor	Successor	Predecessor
	Three months ended September 30, 2012	Three months ended September 30, 2011	Three months ended September 30, 2012	Three months ended September 30, 2011
Net Periodic Benefit Cost:
Service cost	$1,132	$935	$188	$880
Interest cost	2,269	2,526	614	1,446
Expected return on plan assets	(2,994)	(2,646)	(1,622)	(1,450)
Prior service cost (credit) amortization	—	146	—	(453)
Actuarial loss (gain) amortization	—	1,984	—	(402)
	407	2,945	(820)	21
Regulatory adjustment (2)	2,919	192	726	667
Net periodic benefit cost (credit)	$3,326	$3,137	$(94)	$688

	Pension Benefits			Other Postretirement Benefits
	Successor	Predecessor		Successor	Predecessor
	Period from Acquisition (March 26, 2012) to September 30, 2012	Period from January 1, 2012 to March 25, 2012	Nine months ended September 30, 2011	Period from Acquisition (March 26, 2012) to September 30, 2012	Period from January 1, 2012 to March 25, 2012	Nine months ended September 30, 2011
Net Periodic Benefit Cost:
Service cost	$2,358	$998	$2,805	$411	$881	$2,641
Interest cost	4,728	2,095	7,576	1,276	1,254	4,338
Expected return on plan assets	(6,238)	(2,461)	(7,939)	(3,380)	(1,367)	(4,349)
Prior service cost (credit) amortization	—	133	440	—	(409)	(1,359)
Actuarial loss (gain) amortization	—	2,308	5,951	—	273	(1,208)
Curtailment recognition (1)	—	—	—	(15,332)	—	—
	848	3,073	8,833	(17,025)	632	63
Regulatory adjustment (2)	5,892	253	575	1,464	657	1,999
Net periodic benefit cost (credit)	$6,740	$3,326	$9,408	$(15,561)	$1,289	$2,062

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

8. TAXES ON INCOME:

The following tables summarize the Company’s income taxes for the periods presented:

	Successor	Predecessor
	Three months ended September 30, 2012	Three months ended September 30, 2011
Current expense (benefit):
Federal	$(419)	$(745)
State	2,272	(143)
Total	1,853	(888)
Deferred expense:
Federal	25,742	21,903
State	1,364	3,431
Total	27,106	25,334
Total federal and state income tax expense	$28,959	$24,446
Effective tax rate	63%	30%

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to September 30, 2012	Period from January 1, 2012 to March 25, 2012	Nine months ended September 30, 2011
Current expense (benefit):
Federal	$(419)	$—	$(572)
State	2,754	5	(7,629)
Total	2,335	5	(8,201)
Deferred expense:
Federal	23,928	19,861	70,507
State	1,620	3,005	6,370
Total	25,548	22,866	76,877
Total federal and state income tax expense	$27,883	$22,871	$68,676
Effective tax rate	154%	31%	28%

In the predecessor period, the Company’s EITR was generally lower than the U.S. federal income tax statutory rate of 35% primarily due to the expected deductions for the anticipated receipt of dividends associated with earnings from the Company’s unconsolidated investment in Citrus.  In the successor period, the earnings from Citrus and the related dividends received deductions will no longer be applicable because of the Company’s contribution of its unconsolidated investment in Citrus to ETP, a subsidiary of ETE.  In the successor period, the Company’s EITR was impacted by non-deductible excess parachute payments resulting from Merger-related employee severance expenses.

9.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

The Company is exposed to certain risks in its ongoing business operations.  The primary risks managed by using derivative instruments are interest rate risk and commodity price risk.  Interest rate swaps and treasury rate locks are the principal derivative instruments used by the Company to manage interest rate risk associated with its long-term borrowings, although other interest rate derivative contracts may also be used from time to time.  Natural gas and NGL price swaps as well as call options and NGL processing spread swaps are the principal derivative instruments used by the Company to manage commodity price risk associated with purchases and/or sales of natural gas and/or NGL, although other commodity derivative contracts may also be used from time to time.

The Company recognizes all derivative instruments as assets or liabilities at fair value in the unaudited interim condensed consolidated balance sheets.

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
Treasury Rate Locks.  As of September 30, 2012, the Company had no outstanding treasury rate locks.  However, certain of its treasury rate locks that settled in prior periods were associated with interest payments on outstanding long-term debt.  During the predecessor periods, these treasury rate locks were accounted for as cash flow hedges, with the effective portion of their settled value recorded in accumulated other comprehensive income and reclassified into interest expense in the same periods during which the related interest payments on long-term debt impact earnings.
Commodity Contracts – Gathering and Processing Segment
The Company primarily enters into natural gas and NGL price swaps and NGL processing spread swaps to manage its exposure to changes in margin on forecasted sales of natural gas and NGL volumes resulting from movements in market commodity prices.
Natural Gas Price Swaps.  As of September 30, 2012, the Company had outstanding receive-fixed natural gas price swaps with a total notional amount of 2,760,000 MMBtu for the remainder of 2012 and 10,037,500 MMBtu for 2013.  These natural gas price swaps are accounted for as cash flow hedges, with the effective portion of changes in their fair value recorded in accumulated other comprehensive income and reclassified into operating revenues in the same periods during which the forecasted natural gas sales impact earnings.  As of September 30, 2012, approximately $0.7 million of net after-tax losses in accumulated other comprehensive income related to these natural gas price swaps are expected to be recognized in operating revenues during the next twelve months.  Any ineffective portion of the cash flow hedge is reported in current-period earnings.
NGL Price Swaps.  As of September 30, 2012, the Company had outstanding receive-fixed NGL price swaps with a total notional amount of 16,449,048 gallons (2,319,300 MMBtu equivalent basis) for the remainder of 2012.  These NGL price swaps are accounted for as cash flow hedges, with the effective portion of changes in their fair value recorded in accumulated other comprehensive income and reclassified into operating revenues in the same periods during which the forecasted NGL sales impact earnings.  As of September 30, 2012, approximately $6.1 million of net after-tax losses in accumulated other comprehensive income related to these NGL price swaps are expected to be recognized in operating revenues during the next 12 months.  Any ineffective portion of the cash flow hedge is reported in current-period earnings.
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

Natural Gas Price Swaps.  As of September 30, 2012, the Company had outstanding pay-fixed natural gas price swaps and call options with total notional amounts of 3,660,000 MMBtu, 12,130,000 MMBtu and 2,640,000 MMBtu for the remainder of 2012, 2013 and 2014, respectively.  These natural gas price swaps and call options are accounted for as economic hedges, with changes in their fair value recorded to deferred natural gas purchases.

Summary Financial Statement Information

The following table summarizes the fair value amounts of the Company’s asset and liability derivative instruments and their location reported in the unaudited interim condensed consolidated balance sheets at the dates indicated:

	Fair Value
	Asset Derivatives		Liability Derivatives
	Successor	Predecessor	Successor	Predecessor
Balance Sheet Location	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Cash Flow Hedges:
Interest rate contracts:
Derivative instruments — liabilities	$—	$—	$—	$19,936
Deferred credits	—	—	—	59,789
Commodity contracts — Gathering and Processing:
Natural gas price swaps
Prepayments and other assets	1,498	6,124	—	—
Accounts payable — related parties	—	—	7,135	—
NGL price swaps
Prepayments and other assets	4,323	—	—	1,996
Derivative instruments — liabilities	—	—	—	4,144
	$5,821	$6,124	$7,135	$85,865
Economic Hedges:
Interest rate contracts:
Derivative instruments — liabilities	$—	$—	$17,310	$—
Deferred credits	—	—	63,142	—
Commodity contracts — Gathering and Processing:
Other derivative instruments
Derivative instruments — liabilities	—	—	—	50
Commodity contracts — Distribution:
Natural gas price swaps
Other non-current assets	768	—	—	—
Derivative instruments — liabilities	—	—	7,958	34,468
Deferred credits	—	3	—	5,643
	$768	$3	$88,410	$40,161
Total	$6,589	$6,127	$95,545	$126,026

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

The following tables summarize the location and amount (excluding income tax effects) of derivative instrument gains and losses reported in the Company’s unaudited interim condensed consolidated financial statements for the periods presented:

	Successor	Predecessor
	Three months ended September 30, 2012	Three months ended September 30, 2011
Cash Flow Hedges:
Interest rate contracts:
Change in fair value - increase in accumulated other comprehensive income	$—	$50,283
Reclassification of unrealized loss from accumulated other comprehensive income - increase of interest expense	—	5,715
Commodity contracts - Gathering and Processing:
Change in fair value - increase/(decrease) in accumulated other comprehensive income	(5,526)	8,434
Reclassification of unrealized gain from accumulated other comprehensive income - increase of operating revenues	6,011	5,598
Economic Hedges:
Interest rate contracts:
Change in fair value - increase in interest expense	(4,294)	—
Commodity contracts - Gathering and Processing:
Change in fair value of hedges - decrease in operating revenues	—	3,963
Commodity contracts - Distribution:
Change in fair value - increase/(decrease) in deferred natural gas purchases	(10,866)	10,114

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to September 30, 2012	Period from January 1, 2012 to March 25, 2012	Nine months ended September 30, 2011
Cash Flow Hedges:
Interest rate contracts:
Change in fair value - increase in accumulated other comprehensive income	$—	$6,174	$71,031
Reclassification of unrealized loss from accumulated other comprehensive income - increase of interest expense	—	8,085	16,881
Commodity contracts - Gathering and Processing:
Change in fair value - increase in accumulated other comprehensive income	5,851	4,619	7,420
Reclassification of unrealized gain from accumulated other comprehensive income	11,547	2,043	14,782
Economic Hedges:
Interest rate contracts:
Change in fair value - increase in interest expense	15,415	—	—
Commodity contracts - Gathering and Processing:
Change in fair value of other hedges - decrease in operating revenues	—	50	27,611
Commodity contracts - Distribution:
Change in fair value - decrease in deferred natural gas purchases	(30,961)	(1,957)	(13,658)

Derivative Instrument Contingent Features

Certain of the Company’s derivative instruments contain provisions that require the Company’s debt to be maintained at an investment grade credit rating from each of the major credit rating agencies.  If the Company’s debt were to fall below investment grade, the Company would be in violation of these provisions, and the counterparties to the derivative instruments could potentially require the Company to post collateral for certain of the derivative instruments.  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position at September 30, 2012 was $3.2 million.

10.	FAIR VALUE MEASUREMENT:

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis at the date indicated:

	Fair Value Measurements at September 30, 2012
	Fair Value Total	Level 1	Level 2	Level 3
Assets:
Commodity derivatives	$6,589	$—	$6,589	$—
Total	$6,589	$—	$6,589	$—
Liabilities:
Commodity derivatives	$15,093	$—	$15,093	$—
Interest-rate swap derivatives	80,452	—	80,452	—
Total	$95,545	$—	$95,545	$—

The Company’s Level 2 instruments primarily include natural gas and NGL price swaps and NGL processing spread swap derivatives and interest-rate swap derivatives that are valued using pricing models based on an income approach that discounts future cash flows to a present value amount.  The significant pricing model inputs for natural gas and NGL price swaps and NGL processing spread swap derivatives include published NYMEX forward index prices for delivery of natural gas at Henry Hub, Permian Basin and Waha, and NGL at Mont Belvieu.  The significant pricing model inputs for interest-rate swaps include published rates for U.S. Dollar LIBOR interest rate swaps.  The pricing models also adjust for nonperformance risk associated with the counterparty or the Company, as applicable, through the use of credit risk adjusted discount rates based on published default rates.  The Company did not have any Level 3 instruments measured at fair value at September 30, 2012 or December 31, 2011 and there were no transfers between levels.

The approximate fair values of the Company’s cash and cash equivalents, accounts receivable and accounts payable are equal to book value, due to their short-term nature.

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

	Successor	Predecessor
	September 30, 2012	December 31, 2011
Current	$4,363	$9,353
Noncurrent	24,588	11,635
Total environmental liabilities	$28,951	$20,988

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

Compliance Orders from the New Mexico Environmental Department

SUGS has been in discussions with the NMED concerning allegations of violations of New Mexico air regulations related to the Jal #3 and Jal #4 facilities.  The NMED has issued amended compliance orders (COs) and proposed penalties for alleged violations at Jal #4 in the amount of $0.5 million and at Jal #3 in the amount of $5.5 million.  Hearings on the COs were delayed to allow the parties to pursue substantive settlement discussions.  SUGS has meritorious defenses to the NMED claims and can offer significant mitigating factors to the claimed violations.  The Company has recorded an accrued liability and will continue to assess its potential exposure to the allegations as the matter progresses.

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

In November 2011, a derivative lawsuit captioned W. J. Garrett Trust v. Bill W. Byrne, et al., Cause No. 2011-71702, was filed in the 234th Judicial District Court of Harris County, Texas.  The petition stated that it was filed on behalf of ETP.  ETP was also named as a nominal defendant.  The petition also named as defendants Energy Transfer Partners, GP, L.P. (ETP GP), Energy Transfer Partners, LLC (ETP LLC), the Boards of Directors of ETP LLC (collectively with ETP GP, and ETP LLC, the ETP Defendants), ETE, and Southern Union. In October 2012, the plaintiff and two new unitholder plaintiffs filed their Third Amended Petition, naming these same defendants and adding Royal Bank of Scotland, PLC, RBS Securities, Inc. (RBS), and four members of ETP management (Management Defendants) as defendants. In their third amended petition, the plaintiffs allege that the ETP Defendants breached their fiduciary and contractual duties in connection with the Citrus Merger and ETP’s contribution of its propane assets to AmeriGas Partners, L.P. (the AmeriGas Transaction).  The third amended petition alleges that the Citrus Merger, among other things, involves an unfair price and an unfair process and that the ETP Defendants failed to adequately evaluate the transaction.  The third amended petition also alleges that the ETP Defendants failed to, among other things, adequately evaluate the AmeriGas Transaction.  The third amended petition alleges that these defendants entered into both transactions primarily to assist in ETE’s consummation of its merger with Southern Union and thereby primarily to benefit themselves personally.  The third amended petition further alleges that RBS committed malpractice in issuing fairness opinions and that the Management Defendants failed to disclose material information regarding RBS' relationship with ETE. The third amended petition asserts claims for breaches of fiduciary duty, breaches of contractual duties, and acts of bad faith against each of the ETP Defendants and Management Defendants. The third amended petition asserts claims against ETE and Southern Union for aiding and abetting the breaches of fiduciary duty, breaches of contractual duties, and acts of bad faith, as well as tortious interference with contract.  The third amended petition also asserts claims for declaratory judgment and conspiracy against all defendants.  The lawsuit seeks, among other things, the following relief: (i) a declaration that the lawsuit is properly maintainable as a derivative action; (ii) a declaration that the Citrus Merger and AmeriGas Transaction were unlawful and unenforceable because they involved breaches of fiduciary and contractual duties; (iii) a declaration that ETE and Southern Union aided and abetted the alleged breaches of fiduciary and contractual duties; (iv) a declaration that defendants conspired to breach, aided and abetted, and did breach fiduciary and contractual duties; (v) an order directing the ETP Defendants and Management Defendants to exercise their fiduciary duties to obtain a transaction or transactions in the best interest of ETP’s unitholders; (vi) damages; and (vii) attorneys’ and other fees and costs.

In March 2012, this action was transferred to the 157th Judicial District Court of Harris County, Texas.  In October 2012, the defendants filed a motion for summary judgment; the court has not yet ruled on the motion. Trial in this action is not currently set.

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

On July 26, 2012, the First Circuit vacated the fine imposed by the District Court and remanded the matter to the District Court for resentencing consistent with the Supreme Court's opinion. In the same order, the First Circuit denied without prejudice the Government's motion for clarification, holding that the issues raised by the Government in its July 17, 2012 motion could be addressed by the parties on remand. Accordingly, the Government has petitioned the District Court for consideration of the same issues with the hearing scheduled for December 3, 2012. A ruling against the Company would likely result in a judgment of up to approximately $750,000.

Liabilities for Litigation and Other Claims

In addition to the matters discussed above, the Company is involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business.

The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable.  When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made.  As of September 30, 2012 and December 31, 2011, the Company recorded litigation and other claim-related accrued liabilities of $9.3 million and $28.3 million, respectively.  Except for the matters discussed above, the Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.

Other Commitments and Contingencies

Regulation and Rates.  See Note 13 for potential contingent matters associated with the Company’s regulated operations.

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

Transportation and Storage Segment.  In August 2010, the EPA finalized a rule that requires reductions in a number of pollutants, including formaldehyde and carbon monoxide, for certain engines regardless of size at Area Sources (sources that emit less than 10 tons per year of any one Hazardous Air Pollutant (HAP) or 25 tons per year of all HAPs) and engines less than 500 horsepower at Major Sources (sources that emit 10 tons per year or more of any one HAP or 25 tons per year of all HAPs).  Compliance is required by October 2013.  It is anticipated that the limits adopted in this rule will be used in a future EPA rule that is scheduled to be finalized in 2013, with compliance required in 2016.  This future rule is expected to require reductions in formaldehyde and carbon monoxide emissions from engines greater than 500 horsepower at Major Sources.

Nitrogen oxides are the primary air pollutant from natural gas-fired engines.  Nitrogen oxide emissions may form ozone in the atmosphere.  In 2008, the EPA lowered the ozone standard to 75 ppb with compliance anticipated in 2013 to 2015.  In January 2010, the EPA proposed lowering the standard to 60 to 70 ppb in lieu of the 75 ppb standard, with compliance required in 2014 or later.  In September 2011, the EPA decided to rescind the proposed lower ozone standard and begin the process to implement the 75 ppb ozone standard established in 2008.

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

The Transportation and Storage segment operations are conducted through Panhandle and the Company’s investment in Citrus (through March 26, 2012, the date of the Citrus Merger).  The Gathering and Processing segment operations are conducted through SUGS.  The Distribution segment is primarily engaged in the local distribution of natural gas in Missouri and Massachusetts, through its Missouri Gas Energy and New England Gas Company operating divisions, respectively. See Note 1 for additional information associated with the Company’s reportable segments.

Sales of products or services between segments are billed at regulated rates or at market rates, as applicable.  There were no material intersegment revenues during the nine months ended September 30, 2012 and 2011.

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

The following tables set forth certain selected financial information for the Company’s segments for the periods presented or at the dates indicated:

	Successor	Predecessor
	Three months ended September 30, 2012	Three months ended September 30, 2011
Operating revenues from external customers:
Transportation and Storage	$188,481	$192,699
Gathering and Processing	213,382	339,658
Distribution	73,237	80,763
Total segment operating revenues	475,100	613,120
Corporate and other activities	2,796	4,091
	$477,896	$617,211

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to September 30, 2012	Period from January 1, 2012 to March 25, 2012	Nine months ended September 30, 2011
Operating revenues from external customers:
Transportation and Storage	$387,173	$193,921	$584,753
Gathering and Processing	430,215	246,463	891,825
Distribution	167,742	190,499	506,412
Total segment operating revenues	985,130	630,883	1,982,990
Corporate and other activities	4,948	2,766	12,650
	$990,078	$633,649	$1,995,640

	Successor	Predecessor
	Three months ended September 30, 2012	Three months ended September 30, 2011
Segment Adjusted EBITDA:
Transportation and Storage	$122,486	$199,952
Gathering and Processing	25,296	34,234
Distribution	22,461	14,369
Corporate and other activities	(1,065)	(1,255)
Total Segment Adjusted EBITDA	169,178	247,300
Depreciation and amortization	(75,710)	(59,327)
Unrealized gains on unhedged derivative activities	—	5,130
Non-cash equity-based compensation, accretion expense and amortization of regulatory assets	(7,256)	(2,926)
Other, net	(755)	191
Earnings (losses) from unconsolidated investments	(1,065)	26,686
Adjusted EBITDA attributable to unconsolidated investments	(3,808)	(79,651)
Interest expense	(34,639)	(54,925)
Income before income tax expense	45,945	82,478
Income tax expense	(28,959)	(24,446)
Net income	$16,986	$58,032

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to September 30, 2012	Period from January 1, 2012 to March 25, 2012	Nine months ended September 30, 2011
Segment Adjusted EBITDA:
Transportation and Storage	$205,130	$185,706	$570,072
Gathering and Processing	36,155	25,338	94,440
Distribution	35,907	33,554	58,673
Corporate and other activities	(2,471)	(18,845)	(70)
Total Segment Adjusted EBITDA	274,721	225,753	723,115
Depreciation and amortization	(154,909)	(56,544)	(177,949)
Unrealized losses on unhedged derivative activities	—	—	(9,283)
Net gain on curtailment of OPEB plans	15,332	—	—
Non-cash equity-based compensation, accretion expense and amortization of regulatory assets	(12,116)	(1,350)	(7,580)
Other, net	(564)	284	557
Earnings (losses) from unconsolidated investments	(381)	16,160	78,435
Adjusted EBITDA attributable to unconsolidated investments	(7,673)	(61,108)	(194,723)
Interest expense	(96,323)	(50,407)	(165,429)
Income before income tax expense	18,087	72,788	247,143
Income tax expense	(27,883)	(22,871)	(68,676)
Net income (loss)	$(9,796)	$49,917	$178,467

	Successor	Predecessor
	September 30, 2012	December 31, 2011
Total assets:
Transportation and Storage	$5,695,305	$5,288,967
Gathering and Processing	2,820,127	1,742,516
Distribution	1,249,047	1,075,253
Total segment assets	9,764,479	8,106,736
Corporate and other activities	115,333	164,123
Total assets	$9,879,812	$8,270,859

13.	REGULATION AND RATES:

Panhandle.  In October 2011, Trunkline and Sea Robin jointly filed with FERC to transfer all of Trunkline's offshore facilities, and certain related onshore facilities, by sale and transfer to Sea Robin to consolidate and streamline the ownership and operation of all regulated offshore assets under one entity and better position the offshore assets competitively.  Several parties filed interventions and protests of this filing.  On June 21, 2012, FERC issued an order granting Trunkline permission and approval to proceed with the transfer, subject to compliance with certain regulatory requirements.  On July 31, 2012 Sea Robin and Trunkline made the necessary compliance filings with FERC.  The transfer of the offshore facilities to Sea Robin was completed in the third quarter of this year.
On July 26, 2012, Trunkline filed an application with the FERC for approval to transfer approximately 770 miles of underutilized loop piping facilities by sale to an affiliate. This sale is subject to FERC approval. These facilities would be converted to a crude oil transportation service. Several parties have intervened, commented, or protested this filing and the Company is currently responding to the Commission's requests for additional information on this application.
In November 2011, FERC commenced an audit of PEPL to evaluate its compliance with the Uniform System of Accounts as prescribed by FERC, annual and quarterly financial reporting to FERC, reservation charge crediting policy and record retention.  The audit is related to the period from January 1, 2010 through December 31, 2011 and is currently still in progress.

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
New England Gas Company.  On September 15, 2008, New England Gas Company made a filing with the MDPU seeking recovery of approximately $4 million, or 50% of the amount by which its 2007 earnings fell below a return on equity of 7%.  This filing was made pursuant to New England Gas Company’s rate settlement approved by the MDPU in 2007.  On February 2, 2009, the MDPU issued its order denying the Company’s requested earnings sharing adjustments (ESA) in its entirety.  The Company appealed that decision to the Massachusetts Supreme Judicial Court (MSJC).  On November 13, 2009, New England Gas Company made a similar filing with the MDPU, also pursuant to the above-referenced settlement, to recover approximately $1.7 million, representing 50% of the amount by which its 2008 earnings deficiency fell below a return on equity of 7%.  The MDPU held the 2008 ESA matter in abeyance pending judicial resolution of the issues pertaining to the 2007 ESA.  On February 11, 2011, the MSJC issued an opinion reversing the MDPU’s rejection of New England Gas Company’s 2007 ESA and remanded the matter back to the MDPU to determine the appropriate amount of the 2007 ESA and the method for recovery.  On July 13, 2011, New England Gas Company filed its motion for proceeding on remand requesting that the MDPU (i) find that $4.1 million is the appropriate ESA amount for recovery related to calendar year 2007 and that such amount should be recovered over a twelve month period beginning November 1, 2011; and (ii) investigate New England Gas Company’s request for recovery of an ESA amount of $1.7 million over a twelve-month period beginning November 1, 2012.  On January 27, 2012, the MDPU issued its order approving the 2007 ESA in its entirety and authorizing recovery of approximately $4 million over a twelve-month period beginning February 1, 2012.  The 2008 ESA is awaiting further action by the MDPU.

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

RESULTS OF OPERATIONS

Overview

The Company evaluates operational and financial segment performance using several factors, of which the primary financial measure is Segment Adjusted EBITDA.  For additional information related to the Company’s use of Segment Adjusted EBITDA as its primary financial measure for its reportable segments, see Note 12.

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

The most significant impacts of the new basis of accounting during the successor periods were (i) higher depreciation expense due to the step-up of depreciable assets and assignment of purchase price to certain amortizable intangible assets and (ii) lower interest expense (though not cash payments) for the remaining life of the related long-term debt due to its revaluation and related debt premium amortization.

The results of operations for predecessor and successor periods included herein reflected certain merger-related expenses, which are not expected to have a continuing impact on the results going forward, and those amounts are discussed in the segments results below.

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

The following table provides a reconciliation of Segment Adjusted EBITDA (by segment) to net earnings for the periods presented.

	Successor	Predecessor	Successor	Predecessor
	Three months ended September 30, 2012	Three months ended September 30, 2011	Period from Acquisition (March 26, 2012) to September 30, 2012	Period from January 1, 2012 to March 25, 2012	Nine months ended September 30, 2011
Segment Adjusted EBITDA:
Transportation and storage segment	$122,486	$199,952	$205,130	$185,706	$570,072
Gathering and processing segment	25,296	34,234	36,155	25,338	94,440
Distribution segment	22,461	14,369	35,907	33,554	58,673
Corporate and other activities	(1,065)	(1,255)	(2,471)	(18,845)	(70)
Total Segment Adjusted EBITDA	169,178	247,300	274,721	225,753	723,115
Depreciation and amortization	(75,710)	(59,327)	(154,909)	(56,544)	(177,949)
Unrealized gains (losses) on nonhedged derivative activities	—	5,130	—	—	(9,283)
Interest expense	(34,639)	(54,925)	(96,323)	(50,407)	(165,429)
Income tax expense	(28,959)	(24,446)	(27,883)	(22,871)	(68,676)
Non-cash equity-based compensation, accretion expense and amortization of regulatory assets	(7,256)	(2,926)	(12,116)	(1,350)	(7,580)
Net gain on curtailment of OPEB plans	—	—	15,332	—	—
Other, net	(755)	191	(564)	284	557
Earnings (losses) from unconsolidated investments	(1,065)	26,686	(381)	16,160	78,435
Adjusted EBITDA attributable to unconsolidated investments	(3,808)	(79,651)	(7,673)	(61,108)	(194,723)
Net income (loss)	$16,986	$58,032	$(9,796)	$49,917	$178,467

The segment analysis in the following section describes the significant items impacting the Segment Adjusted EBITDA amounts reflected above. In addition, as discussed in the “Overview” section above, the comparability of net income between predecessor and successor periods was impacted by the application of “push-down” accounting. The most significant impacts of this new basis of accounting were:

•
Incremental depreciation and amortization expense of approximately $13.2 million per quarter has been recognized in the successor periods subsequent to March 25, 2012 as a result of the application of the new basis of accounting.

•
The application of “push-down” accounting also resulted in the Company's long-term debt being recorded at fair value, which impacted the amount of amortization recorded in interest expense. This change in the amount of amortization resulted in a net reduction within interest expense of approximately $9.6 million per quarter for period subsequent to March 25, 2012.

The Company's consolidated net income was also impacted by changes in income taxes that were driven by the ETE Merger; those impacts were described in the “Federal and State Income Taxes” section below.
The “Supplemental Pro Forma Information” section, which follows the “Business Segment Results” section, provides additional analysis of the Company's consolidated net income on a year-to-date basis, assuming the ETE Merger had been completed on January 1, 2011.
Federal and State Income Taxes

The following table sets forth the Company’s income taxes for the periods presented.

	Successor	Predecessor	Successor	Predecessor
	Three months ended September 30, 2012	Three months ended September 30, 2011	Period from Acquisition (March 26, 2012) to September 30, 2012	Period from January 1, 2012 to March 25, 2012	Nine months ended September 30, 2011
Income tax expense	$28,959	$24,446	$27,883	$22,871	$68,676
Effective tax rate	63%	30%	154%	31%	28%

The increases in the effective tax rate during the successor periods are primarily due to:

•	The impact of non-deductible parachute payments resulting from the Merger-related employee severance expenses in the successor periods; and,

•
Lower effective rates during the predecessor periods as a result of the dividend received deduction for the anticipated receipt of dividends associated with earnings from the Company's unconsolidated investment in Citrus. The dividend received deduction was not applicable to the successor periods as a result of the Company's contribution of its investment in Citrus to ETP concurrent with the ETE Merger on March 26, 2012.

Business Segment Results

Transportation and Storage Segment

The Transportation and Storage segment is primarily engaged in the interstate transportation and storage of natural gas in the Midwest and from the Gulf Coast to Florida, and LNG terminalling and regasification services.  The Transportation and Storage segment’s operations, conducted through Panhandle and, through March 26, 2012 (the date of the Citrus Merger), Florida Gas, are regulated as to rates and other matters by FERC. Demand for natural gas transmission services on Panhandle’s pipeline system is seasonal, with the highest throughput and a higher portion of annual total operating revenues and Segment Adjusted EBITDA occurring in the traditional winter heating season, which occurs during the first and fourth calendar quarters.  Florida Gas’ pipeline system experiences the highest throughput in the traditional summer cooling season during the second and third calendar quarters, primarily due to increased natural gas-fired electric generation loads.  See Note 3 for information related to the Citrus Merger.

The Company’s business within the Transportation and Storage segment is conducted through both short- and long-term contracts with customers.  Shorter-term contracts, both firm and interruptible, tend to have a greater impact on the volatility of revenues.  Short-term and long-term contracts are affected by changes in market conditions and competition with other pipelines, changing supply sources and volatility in natural gas prices and basis differentials.  Since the majority of the revenues within the Transportation and Storage segment are related to firm capacity reservation charges, which customers pay whether they utilize their contracted capacity or not, volumes transported do not have as significant an impact on revenues over the short-

term.  However, longer-term demand for capacity may be affected by changes in the customers’ actual and anticipated utilization of their contracted capacity and other factors.

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

The following table illustrates the results of operations applicable to the Company’s Transportation and Storage segment for the periods presented.

	Successor	Predecessor	Successor	Predecessor
	Three months ended September 30, 2012	Three months ended September 30, 2011	Period from Acquisition (March 26, 2012) to September 30, 2012	Period from January 1, 2012 to March 25, 2012	Nine months ended September 30, 2011
Operating revenues (1)	$188,481	$192,699	$387,173	$193,921	$584,753
Operating, maintenance and general, net of non-cash compensation expense, accretion and gain on curtailment	(60,181)	(63,421)	(170,015)	(60,402)	(181,614)
Taxes other than on income and revenues	(9,189)	(8,653)	(18,979)	(8,801)	(26,392)
Adjusted EBITDA attributable to unconsolidated investments	3,375	79,327	6,951	60,988	193,325
Segment Adjusted EBITDA	$122,486	$199,952	$205,130	$185,706	$570,072

Panhandle natural gas volumes transported (TBtu): (2)
PEPL	137	122	277	152	421
Trunkline	169	172	354	177	549
Sea Robin	24	24	47	20	92

(1)
Reservation revenues comprised 88% and 89% of total operating revenues in the 2012 and 2011 three month periods, respectively. Reservation revenues comprised 88% of total operating revenues in the successor period from March 26, 2012 to September 30, 2012, and 88% and 89% of total operating revenues in the 2012 and 2011 predecessor periods, respectively.

(2)	Includes transportation deliveries made throughout the Company’s pipeline network.

Following is a discussion of the significant items and variance impacting Segment Adjusted EBITDA for the Company's Transportation and Storage segment.

•
Unconsolidated Investments. The primary driver for the reduction in Segment Adjusted EBITDA for the Company's Transportation and Storage segment was the contribution of Citrus to ETP. Citrus was reflected in Adjusted EBITDA attributable to unconsolidated investments for all of the predecessor periods shown above but was not reflected in the successor periods. The predecessor periods reflected Adjusted EBITDA attributable to Citrus of $79.3 million and $193.3 million for the three and nine months ended September 30, 2011, respectively, and $60.9 million for the period from January 1, 2012 to March 25, 2012.

•
Operating Revenues. On a daily average basis, operating revenues were slightly lower in the successor periods primarily due to the impact in the successor periods from lower summer capacity being sold.

•
Operating, Maintenance and General Expenses. The period from March 26, 2012 to September 30, 2012 included $43.8 million of merger-related employee severance expenses. The nine months ended September 30, 2011 reflected legal expenses that were lower on a daily average basis than the legal expenses recorded during the predecessor and successor periods in 2012; this was due to settlement in 2011 of certain litigation with several contractors related to the Company's East End projects.

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

The majority of SUGS’ gross margin is derived from the sale of NGL and natural gas equity volumes and fee-based services.  The prices of NGL and natural gas are subject to fluctuations in response to changes in supply, demand, market uncertainty and a variety of factors beyond the Company’s control.  The Company monitors these risks and manages the associated commodity price risk using both economic and accounting hedge derivative instruments.  For additional information related to the Company’s commodity price risk management, see Note 9.

The following table presents the results of operations applicable to the Company’s Gathering and Processing segment for the period presented.

	Successor	Predecessor	Successor	Predecessor
	Three months ended September 30, 2012	Three months ended September 30, 2011	Period from Acquisition (March 26, 2012) to September 30, 2012	Period from January 1, 2012 to March 25, 2012	Nine months ended September 30, 2011
Operating revenues	$213,382	$339,658	$430,215	$246,463	$891,825
Cost of natural gas and other energy (1)	(163,155)	(276,816)	(326,937)	(195,840)	(736,316)
Gross margin (2)	50,227	62,842	103,278	50,623	155,509
Unrealized (gain) loss on commodity risk management activities	—	(5,130)	—	—	9,283
Operating, maintenance and general, excluding non-cash compensation expense and accretion	(23,195)	(22,825)	(63,510)	(23,446)	(66,143)
Taxes other than on income and revenues	(1,677)	(680)	(3,504)	(1,787)	(4,406)
Adjusted EBITDA attributable to unconsolidated investments	(59)	27	(109)	(52)	197
Segment Adjusted EBITDA	$25,296	$34,234	$36,155	$25,338	$94,440

Operating Information:
Volumes:
Avg natural gas processed (MMBtu/d)	492,899	442,983	477,284	451,893	416,460
Avg NGL produced (gallons/d)	1,745,640	1,576,678	1,702,600	1,624,666	1,469,218
Avg natural gas wellhead volumes (MMBtu/d)	513,708	509,405	497,953	504,822	488,993
Natural gas sales (MMBtu)	21,357,984	19,381,028	45,212,064	16,017,102	54,016,320
NGL sales (gallons)	154,004,856	183,993,418	348,185,105	143,078,360	506,655,145
Average Pricing:
Realized natural gas ($/MMBtu) (3)	$2.75	$4.01	$2.49	$2.44	$4.08
Realized NGL ($/gallon) (3)	0.92	1.38	0.94	1.17	1.32
Natural Gas Daily WAHA ($/MMBtu)	2.81	4.05	2.50	2.43	4.14
Natural Gas Daily El Paso ($/MMBtu)	2.78	4.01	2.47	2.42	4.09
Estimated plant processing spread ($/gallon)	0.60	0.99	0.68	0.96	0.94

(1)	Cost of natural gas and other energy consists of natural gas and NGL purchase costs, fractionation and other fees.

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
Following is a discussion of the significant items and variance impacting Segment Adjusted EBITDA for the Company's Gathering and Processing segment.

•
Gross Margin. For the three months ended September 30, 2012 compared to the three months ended September 30, 2011, the decrease in Gathering and Processing Segment Adjusted EBITDA was primarily due to lower gross margin of $12.6 million resulting from lower market-driven realized natural gas and NGL prices. Realized average natural gas and NGL prices were $2.75 per MMBtu and $0.92 per gallon for the three months ended September 30, 2012 versus $4.01 per MMBtu and $1.38 per gallon for the three months ended September 30, 2011. With respect to year-to-date results, the predecessor and successor periods in 2012 also were lower (on a daily basis) compared to the year-to-date period in 2011 due to decreases in market-driven realized average natural gas and NGL prices. Realized average natural gas and NGL prices were $2.49 per MMBtu and $0.94 per gallon for the period from March 26, 2012 to September 30, 2012, $2.44 per MMBtu and $1.17 per gallon for the period from January 1, 2012 to March 25, 2012, and $4.08 per MMBtu and $1.32 per gallon for the nine months ended September 30, 2011.

•
Operating, Maintenance and General Expenses. The period from March 26, 2012 to September 30, 2012 included $16.2 million of merger-related employee severance expenses. On a daily basis, operating, maintenance and general expenses have also increased between the end of the periods presented due to expansion of plant facilities.

Distribution Segment

The Distribution segment is primarily engaged in the local distribution of natural gas in Missouri and Massachusetts through the Company’s Missouri Gas Energy and New England Gas Company operating divisions, respectively.  The Distribution segment’s operations are regulated by the public utility regulatory commissions of the states in which each operates.  The Distribution segment’s operations have historically been sensitive to weather and seasonal in nature, with a significant percentage of annual operating revenues (which include pass-through gas purchase costs that are seasonally impacted) and Segment Adjusted EBITDA occurring in the traditional winter heating season during the first and fourth calendar quarters.  Most of Missouri Gas Energy’s revenues are based on a distribution rate structure that eliminates the impact of weather and conservations.  For additional information related to rate matters within the Distribution segment, see Note 13.

The following table illustrates the results of operations applicable to the Company’s Distribution segment for the periods presented.

	Successor	Predecessor	Successor	Predecessor
	Three months ended September 30, 2012	Three months ended September 30, 2011	Period from Acquisition (March 26, 2012) to September 30, 2012	Period from January 1, 2012 to March 25, 2012	Nine months ended September 30, 2011
Net operating revenues (1)	$52,694	$49,993	$114,442	$65,675	$173,465
Operating, maintenance and general expenses, excluding non-cash compensation expense and amortization of regulatory assets	(26,779)	(32,395)	(70,981)	(29,265)	(105,637)
Taxes other than on income and revenues	(3,454)	(3,229)	(7,554)	(2,856)	(9,155)
Segment Adjusted EBITDA	$22,461	$14,369	$35,907	$33,554	$58,673

Operating Information:
Natural gas sales volumes (MMcf)	3,047	3,182	10,300	19,957	43,002
Natural gas transported volumes (MMcf)	5,068	3,806	10,902	7,379	18,583
Weather – Degree Days: (2)
Missouri Gas Energy service territories	50	94	293	1,898	3,495
New England Gas Company service territories	68	49	806	2,170	3,634

(1)	Operating revenues for the Distribution segment are reported net of cost of natural gas and other energy and revenue-related taxes, which are pass-through costs.

(2)	"Degree days" are a measure of the coldness of the weather experienced. A degree day is equivalent to each degree that the daily mean temperature for a day falls below 65 degrees Fahrenheit.

Following is a discussion of the significant items and variance impacting Segment Adjusted EBITDA for the Company's Distribution segment.

•
Net Operating Revenues. For the three months ended September 30, 2012 compared to the three months ended September 30, 2011, net operating revenues increased $2.7 million primarily due to a $9.8 million decrease in gas cost offset by a $7.5 million decrease in operating revenues. With respect to year-to-date results, the predecessor and successor periods in 2012 also were higher (on a daily basis) compared to the year-to-date period in 2011 due to new customer rates at New England Gas Company effective April 1, 2011.

•
Operating, Maintenance and General Expenses. For the three months ended September 30, 2012 compared to the three months ended September 30, 2011, operating, maintenance and general expenses decreased primarily due to a non-cash rate case amortization adjustment. With respect to the year-to-date results, the predecessor and successor periods in 2012 also reflected lower uncollectible customer accounts as a result of lower gas costs and energy assistance payments.

Corporate and Other Activities

The period from January 1, 2012 to March 25, 2012 included $18.7 million of merger-related expenses.

See Note 3 for additional information related to the Company's merger with ETE.

Supplemental Pro Forma Financial Information
The following unaudited pro forma consolidated financial information of the Company has been prepared in accordance with Article 11 of Regulation S-X and reflects the pro forma impacts of the ETE Merger for the nine months ended September 30, 2012 and 2011, giving effect to the ETE Merger as if it had occurred on January 1, 2011. This unaudited pro forma financial information is provided to supplement the discussion and analysis of the historical financial information and should be read in conjunction with such historical financial information. This unaudited pro forma information is for illustrative purposes only and is not necessarily indicative of the financial results that would have occurred if the ETE Merger had been consummated on January 1, 2011.

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to September 30, 2012	Period from January 1, 2012 to March 25, 2012	Pro forma adjustments		Pro forma nine months ended September 30, 2012
OPERATING REVENUES	$990,078	$633,649	$—		$1,623,727
OPERATING EXPENSES:
Cost of natural gas and other energy	374,220	311,270			685,490
Operating, maintenance and general	306,606	134,921	(75,561)	(a)	365,966
Depreciation and amortization	154,909	56,544	12,362	(b)	223,815
Revenue–related taxes	8,370	9,867			18,237
Taxes, other than on income and revenues	31,304	14,296			45,600
Total operating expenses	875,409	526,898	(63,199)		1,339,108
OPERATING INCOME	114,669	106,751	63,199		284,619
OTHER INCOME (EXPENSE):
Interest expense	(96,323)	(50,407)	8,906	(c)	(137,824)
Earnings (losses) from unconsolidated investments	(381)	16,160	(15,560)	(d)	219
Other, net	122	284	—		406
Total other expenses, net	(96,582)	(33,963)	(6,654)		(137,199)
INCOME BEFORE INCOME TAX EXPENSE	18,087	72,788	56,545		147,420
Income tax expense	27,883	22,871	6,588	(e)	57,342
NET INCOME (LOSS)	$(9,796)	$49,917	$49,957		$90,078

	Predecessor
	Nine months ended September 30, 2011	Pro forma adjustments		Pro forma nine months ended September 30, 2011
OPERATING REVENUES	$1,995,640	$—		$1,995,640
OPERATING EXPENSES:
Cost of natural gas and other energy	1,045,742	—		1,045,742
Operating, maintenance and general	370,562	(8,610)	(a)	361,952
Depreciation and amortization	177,949	39,703	(b)	217,652
Revenue–related taxes	26,835	—		26,835
Taxes, other than on income and revenues	40,972	—		40,972
Total operating expenses	1,662,060	31,093		1,693,153
OPERATING INCOME	333,580	(31,093)		302,487
OTHER INCOME (EXPENSE):
Interest expense	(165,429)	28,603	(c)	(136,826)
Earnings (losses) from unconsolidated investments	78,435	(75,300)	(d)	3,135
Other, net	557	—		557
Total other expenses, net	(86,437)	(46,697)		(133,134)
INCOME BEFORE INCOME TAX EXPENSE	247,143	(77,790)		169,353
Income tax expense	68,676	(6,012)	(e)	62,664
NET INCOME (LOSS)	$178,467	$(71,778)		$106,689

(a)
To eliminate the merger-related costs incurred by the Company in connection with the ETE Merger, including change in control and severance costs. These costs are eliminated from the Company's pro forma income statement because such costs would not have a continuing impact on the Company's results of operations.

(b)	To record incremental depreciation on the excess purchase price allocated to property, plant and equipment based on a weighted average useful life of 24 years.

(c)
To adjust amortization included in interest expense to (i) reverse historical amortization of financing costs and fair value adjustments related to debt and (ii) record pro forma amortization related to the pro forma adjustment of the Company's debt to fair value.

(d)
To adjust earnings from unconsolidated investments to (i) eliminate historical earnings related to Citrus to give effect to the transfer of the Company's interest in Citrus in connection with the ETE Merger and (ii) record incremental earnings from the Company's investment in ETP common units received in connection with the transfer of Citrus.

(e)
To reflect income tax impacts from the pro forma adjustments to pre-tax income, including the elimination of the dividend received deduction recorded in the historical income tax provision for the predecessor periods in connection with the Company's investment in Citrus.

Analysis of Supplemental Pro Forma Financial Information
Following is a discussion of the significant items impacting the pro forma results for the nine months ended September 30, 2012 compared to pro forma results for the nine months ended September 30, 2011.

•
Pro forma operating revenues and cost of natural gas and other energy decreased between periods primarily due to the actual results from the Company's Gathering and Processing segment attributable to (i) lower throughput volumes in the 2012 period as a result of processing plant outages and producer well freeze-offs resulting from unusually cold weather in early 2011, (ii) the impact of lower market-driven realized average natural gas and NGL prices (unadjusted for the impact of realized and unrealized commodity derivative gains and losses) of $2.48 per MMBtu and $1.01 per gallon in the 2012 period versus $4.08 per MMBtu and $1.32 per gallon in the 2011 period, and (iii) the impact of an unrealized loss on commodity risk management activities of $9.3 million in the 2011 period.

•
Pro forma interest expense increased between periods primarily due to an increase of $15.4 million resulting from the change in fair value of the interest rate swaps related to the Junior Subordinated Notes (for which hedge accounting treatment was discontinued in March 2012). This increase was partially offset by lower interest expense of $13.7 million related to the term loan repayment in February 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3, Quantitative and Qualitative Disclosures About Market Risk, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company has established disclosure controls and procedures to ensure that information required to be disclosed by the Company, including consolidated entities, in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company performed an evaluation under the supervision and with the participation of management, including its principal executive officer and principal financial officer, and with the participation of personnel from its Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on that evaluation, Southern Union’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

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
PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings.

Southern Union is a party to or has property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in Note 11 – Commitments and Contingencies, in this Quarterly Report on Form 10-Q and in the Note 14 – Commitments and Contingencies, information included in the Company’s Form 10-K for the year ended December 31, 2011.

Southern Union is subject to federal and state requirements for the protection of the environment, including those for the discharge of hazardous materials and remediation of contaminated sites.  As a result, Southern Union is a party to or has its property subject to various other lawsuits or proceedings involving environmental protection matters.  For information regarding these matters, see Note 11 – Commitments and Contingencies, in this Quarterly Report on Form 10-Q and in the Note 14 – Commitments and Contingencies, information included in the Company’s Form 10-K for the year ended December 31, 2011.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Company’s Form 10-K filed with the SEC on February 24, 2012.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.  Defaults Upon Senior Securities.

Item 3, Defaults Upon Senior Securities, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

ITEM 4.  Mine Safety Disclosures.

N/A

ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

10.1
First Amendment to Eighth Amended and Restated Revolving Credit Agreement dated March 26, 2012, among the Company as borrower, and the lenders party thereto (Filed as Exhibit 10.1 to Southern Union's Current Report on Form 8-K filed on August 16, 2012 and incorporated herein by reference.)

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

SOUTHERN UNION COMPANY
(Registrant)

Date:	November 8, 2012	By:	/s/ MARTIN SALINAS, JR.
Martin Salinas, Jr.
Chief Financial Officer (duly authorized to sign on behalf of the registrant)