Form 10-Q
period 2013-06-30
SOUTHERN UNION CO
filed 2013-08-08
CIK 203248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-6407
SOUTHERN UNION COMPANY
(Exact name of registrant as specified in its charter)

Delaware	75-0571592
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3738 Oak Lawn Avenue, Dallas, Texas 75219
(Address of principal executive offices) (zip code)
(214) 981-0700
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
SOUTHERN UNION COMPANY

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
Definitions
The following is a list of certain acronyms and terms generally used in the energy industry and throughout this document:

/d	per day

APUC	Algonquin Power & Utilities Corp

Btu	British thermal units

Citrus	Citrus Corp.

Citrus Merger	ETP’s acquisition of Citrus Corp. on March 26, 2012

EBITDA	Earnings before interest, taxes, depreciation and amortization

EPA	United States Environmental Protection Agency

ETE	Energy Transfer Equity, L.P.

ETE Merger	ETE’s acquisition of Southern Union on March 26, 2012

ETP	Energy Transfer Partners, L.P., a subsidiary of ETE

ETP GP	Energy Transfer Partners GP, L.P., the general partner of ETP

ETP LLC	Energy Transfer Partners, L.L.C., the general partner of ETP GP

Exchange Act	Securities Exchange Act of 1934

FERC	Federal Energy Regulatory Commission

GAAP	Accounting principles generally accepted in the United States of America

Holdco	ETP Holdco Corporation

IDRs	Incentive Distribution Rights

LIBOR	London Interbank Offer Rate

Laclede Massachusetts	Plaza Massachusetts Acquisition, Inc.

Laclede Missouri	Plaza Missouri Acquisition, Inc.

LDC Disposal Group	Southern Union’s Missouri Gas Energy and New England Gas Company divisions

LNG	Liquefied natural gas

LNG Holdings	Trunkline LNG Holdings, LLC

MDPU	Massachusetts Department of Public Utilities

Merger Sub	Sigma Acquisition Corporation, a wholly-owned subsidiary of ETE

MGP	Manufactured gas plant

MMBtu	Million British thermal units

MMcf	Million cubic feet

NGL	Natural gas liquids

NYMEX	New York Mercantile Exchange

OPEB plans	Other postretirement employee benefit plans

Panhandle	Panhandle Eastern Pipe Line Company, LP and its subsidiaries

PCB	Polychlorinated biphenyl

PEPL	Panhandle Eastern Pipe Line Company, LP

PEPL Holdings	PEPL Holdings, LLC

ppb	parts per billion

Regency	Regency Energy Partners LP

Sea Robin	Sea Robin Pipeline Company, LLC

SEC	United States Securities and Exchange Commission

SUGS	Southern Union Gas Services

Sunoco	Sunoco, Inc.

TBtu	Trillion British thermal units

Trunkline	Trunkline Gas Company, LLC

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$152	$49
Accounts receivable, net	69	155
Accounts receivable from related companies	102	72
Inventories	138	163
Exchanges receivable	9	11
Current assets held for sale	102	184
Prepayments and other assets	138	120
Total current assets	710	754
PROPERTY, PLANT AND EQUIPMENT:
Plant in service	4,166	5,491
Construction work in progress	47	272
	4,213	5,763
Accumulated depreciation and amortization	(140)	(105)
Net property, plant and equipment	4,073	5,658
NON-CURRENT ASSETS HELD FOR SALE	1,000	985
DEFERRED CHARGES	63	65
UNCONSOLIDATED INVESTMENTS	1,557	115
GOODWILL	2,025	2,364
OTHER NON-CURRENT ASSETS	60	52
Total assets	$9,488	$9,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	June 30, 2013	December 31, 2012
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long–term debt	$253	$259
Accounts payable and accrued liabilities	34	118
Accounts payable to related companies	147	110
Federal, state and local taxes payable	20	16
Accrued interest	17	32
Exchanges payable	123	133
Derivative instruments	18	18
Current liabilities held for sale	75	85
Other	35	108
Total current liabilities	722	879
LONG-TERM DEBT, less current maturities	1,713	3,024
NOTE PAYABLE TO RELATED PARTY	1,090	—
DEFERRED CREDITS	289	330
DEFERRED INCOME TAXES	1,839	1,590
NON-CURRENT LIABILITIES HELD FOR SALE	140	142
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDER’S EQUITY:
Premium on capital stock	3,947	4,079
Accumulated other comprehensive loss	(20)	(25)
Accumulated deficit	(232)	(26)
Total stockholder’s equity	3,695	4,028
Total liabilities and stockholder’s equity	$9,488	$9,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
(unaudited)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
OPERATING REVENUES	$316	$387
OPERATING EXPENSES:
Cost of natural gas and other energy	66	151
Operating, maintenance and general	88	105
Depreciation and amortization	47	66
Total operating expenses	201	322
OPERATING INCOME	115	65
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(12)	(57)
Earnings from unconsolidated investments	5	1
Other, net	(2)	1
Total other expenses, net	(9)	(55)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	106	10
Income tax expense from continuing operations	75	6
INCOME FROM CONTINUING OPERATIONS	31	4
Income from discontinued operations	9	8
NET INCOME	$40	$12

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
(unaudited)

	Successor		Predecessor
	Six Months Ended June 30, 2013	Period from Acquisition (March 26, 2012) to June 30, 2012	Period from January 1, 2012 to March 25, 2012
OPERATING REVENUES	$709	$418	$443
OPERATING EXPENSES:
Cost of natural gas and other energy	225	165	197
Operating, maintenance and general	208	166	116
Depreciation and amortization	106	70	49
Total operating expenses	539	401	362
OPERATING INCOME	170	17	81
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(45)	(61)	(50)
Earnings from unconsolidated investments	6	1	16
Other, net	(1)	1	(2)
Total other expenses, net	(40)	(59)	(36)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	130	(42)	45
Income tax expense (benefit) from continuing operations	85	(6)	12
INCOME (LOSS) FROM CONTINUING OPERATIONS	45	(36)	33
Income from discontinued operations	31	9	17
NET INCOME (LOSS)	$76	$(27)	$50

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONSENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(unaudited)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Net income	$40	$12
Other comprehensive income, net of tax:
Change in fair value of commodity hedges	(3)	6
Reclassification of unrealized gain on commodity hedges into earnings	—	(3)
Actuarial gain relating to pension and other postretirement benefits	2	—
	(1)	3
Comprehensive income	$39	$15

	Successor		Predecessor
	Six Months Ended June 30, 2013	Period from Acquisition (March 26, 2012) to June 30, 2012	Period from January 1, 2012 to March 25, 2012
Net income (loss)	$76	$(27)	$50
Other comprehensive income, net of tax:
Change in fair value of interest rate hedges	—	—	4
Reclassification of unrealized loss on interest rate hedges into earnings	—	—	5
Change in fair value of commodity hedges	(3)	7	3
Reclassification of unrealized gain on commodity hedges into earnings	—	(3)	(1)
Actuarial gain relating to pension and other postretirement benefits	2	—	1
	(1)	4	12
Comprehensive income (loss)	$75	$(23)	$62

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
(Dollars in millions)
(unaudited)

	Premium on Capital Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholder’s Equity
Balance, December 31, 2012	$4,079	$(25)	$(26)	$4,028
Other comprehensive income, net of tax	—	(1)	—	(1)
Unit-based compensation	1	—	—	1
Dividends paid	—	—	(282)	(282)
Net income	—	—	76	76
SUGS Contribution	(133)	6	—	(127)
Balance, June 30, 2013	$3,947	$(20)	$(232)	$3,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Successor		Predecessor
	Six Months Ended June 30, 2013	Period from Acquisition (March 26, 2012) to June 30, 2012	Period from January 1, 2012 to March 25, 2012
CASH FLOWS FROM OPERATING ACTIVITES:
Net income (loss)	$76	$(27)	$50
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	106	79	57
Deferred income taxes	109	(2)	23
Provision for bad debts	5	4	1
Amortization of costs charged to interest	(17)	(9)	1
Net gain on curtailment of OPEB plans	—	(15)	—
Unrealized loss (gain) on derivatives	(28)	20	—
Non-cash compensation expense	4	—	2
Earnings from unconsolidated investments, net of cash distributions	1	2	(16)
Other	3	—	—
Changes in operating assets and liabilities, net of merger and contribution impact	33	(181)	79
Net cash flows provided by (used in) operating activities	292	(129)	197
CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from SUGS Contribution	463	—	—
Additions to property, plant and equipment	(166)	(82)	(60)
Loan repayment from unconsolidated investments	—	—	37
Distributions from unconsolidated affiliates in excess of cumulative earnings	13	—	—
Proceeds from Citrus Merger	—	—	1,895
Plant retirements and other	—	(2)	(2)
Net cash flows provided by (used in) investing activities	310	(84)	1,870
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	—	—	455
Dividends paid	(282)	—	(19)
Note payable - related party	—	221	—
Payments on note payable - related party	—	(55)	—
Repayment of long-term debt	—	—	(1,048)
Net change in revolving credit facilities	(210)	23	12
Purchase of treasury stock	—	—	(1,453)
Other	(7)	(2)	(1)
Net cash flows provided by (used in) financing activities	(499)	187	(2,054)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	103	(26)	13
CASH AND CASH EQUIVALENTS, beginning of period	49	37	24
CASH AND CASH EQUIVALENTS, end of period	$152	$11	$37

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts are in millions)
(unaudited)

1.	DESCRIPTION OF BUSINESS:
Business Operations
Southern Union Company (“we”, “us”, the “Company” and “Southern Union”) owns and operates assets in the regulated and unregulated natural gas industry and is primarily engaged in the transportation, storage and distribution of natural gas in the United States.  The Company operates in three reportable segments as follows:

•
Transportation and Storage — The Transportation and Storage segment is primarily engaged in the interstate transportation and storage of natural gas, and also provides LNG terminalling and regasification services.  Its operations extend from the Gulf Coast region throughout the Midwest and Great Lakes region.

•	Gathering and Processing — On April 30, 2013, the Company contributed SUGS and its parent company to Regency. See Note 2.

•
Distribution — The Distribution segment is primarily engaged in the local distribution of natural gas in Missouri and Massachusetts.  Through Southern Union’s regulated utility operations, Missouri Gas Energy and New England Gas Company, the Company serves natural gas end-user customers in Missouri and Massachusetts, respectively.  As discussed in Note 2, Southern Union and The Laclede Group, Inc. have entered into definitive purchase and sale agreements pursuant to which Laclede Missouri has agreed to acquire the assets of Southern Union’s Missouri Gas Energy division, and Laclede Massachusetts has agreed to acquire the assets of Southern Union’s New England Gas Company division for approximately $1.04 billion, subject to customary closing adjustments.  In February 2013, The Laclede Group, Inc. entered into an agreement with APUC that will allow a subsidiary of APUC to assume the rights of The Laclede Group, Inc. to purchase the assets of New England Gas Company, subject to certain approvals.  The transactions contemplated by the purchase and sale agreements are expected to close during the third and fourth quarters of 2013.

See Note 2 for information related to the Company’s disposal and other related transactions.
Holdco Transaction
On April 30, 2013, ETP acquired ETE’s 60% interest in Holdco, the entity formed by ETP and ETE in 2012 to own the equity interests in Southern Union and Sunoco.  As a result of this transaction, ETP now owns 100% of Holdco. ETP controlled Holdco prior to this transaction; therefore, the transaction did not constitute a change of control.
Preparation of Interim Financial Statements
The accompanying condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements and notes thereto of the Company as of June 30, 2013 and for the three and six month periods ended June 30, 2013 and 2012, have been prepared in accordance with GAAP for interim condensed consolidated financial information and pursuant to the rules and regulations of the SEC.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  However, management believes that the disclosures made are adequate to make the information not misleading.  The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year due to the seasonal nature of the Company’s operations.
The accompanying unaudited interim condensed consolidated financial statements reflect adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim period.  The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Southern Union Company presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 1, 2013.

2.	DISPOSAL AND RELATED TRANSACTIONS:
SUGS Contribution
On April 30, 2013, the Company completed its contribution to Regency of all of the membership interest in Southern Union Gathering Company, LLC, and its subsidiaries, including SUGS (the “SUGS Contribution”).  The general partner and IDRs of Regency are owned by ETE. The consideration paid by Regency in connection with this transaction consisted of (i) the issuance of approximately 31.4 million Regency common units to the Company, (ii) the issuance of approximately 6.3 million Regency Class F units to the Company, (iii) the distribution of $463 million in cash to the Company, net of closing adjustments, and (iv) the payment of $30 million in cash to a subsidiary of ETP. This transaction was between commonly controlled entities; therefore, the amounts recorded in the consolidated balance sheet for the investment in Regency and the related deferred tax liabilities were based on the historical book value of SUGS. The Company used a portion of the cash consideration to pay down $240 million in outstanding borrowings on the Southern Union Credit Facility.  In addition, PEPL Holdings, a wholly-owned subsidiary of the Company, provided a guarantee of collection with respect to the payment of the principal amounts of Regency’s debt related to the SUGS Contribution, as further discussed in Note 10. The Regency Class F units have the same rights, terms and conditions as the Regency common units, except that Southern Union will not receive distributions on the Regency Class F units for the first eight consecutive quarters following the closing, and the Regency Class F units will thereafter automatically convert into Regency common units on a one-for-one basis.  The Company has not presented SUGS as discontinued operations due to the expected continuing involvement with SUGS through affiliate relationships, as well as the direct investment in Regency common and Class F units received, which has been accounted for using the equity method.
Discontinued Operations
In December 2012, the Company entered into a purchase and sale agreement with The Laclede Group, Inc. pursuant to which Laclede Missouri has agreed to acquire the assets of the Missouri Gas Energy division and Laclede Massachusetts has agreed to acquire the assets of the New England Gas Company division (together, the “LDC Disposal Group”) for approximately $1.04 billion, subject to customary closing adjustments.  In February 2013, The Laclede Group, Inc. entered into an agreement with APUC that will allow a subsidiary of APUC to assume the rights of The Laclede Group, Inc. to purchase the assets of New England Gas Company, subject to certain approvals.  The sale of Missouri Gas Energy is expected to close on or after September 1, 2013, and the sale of New England Gas Company is expected to close in the fourth quarter of 2013.  All periods reflected herein have been restated to present the LDC Disposal Group’s operations as discontinued operations in the condensed consolidated statements of operations.  The LDC Disposal Group’s assets and liabilities have been reported as assets and liabilities held for sale as of June 30, 2013 and December 31, 2012.
Summarized financial information for Southern Union’s LDC Disposal Group is as follows:

	Successor				Predecessor
	Three Months Ended June 30,		Six Months Ended June 30, 2013	Period from Acquisition (March 26, 2012) to June 30, 2012	Period from January 1, 2012 to March 25, 2012
	2013	2012
Revenue from discontinued operations	$111	$87	$357	$95	$190
Net income of discontinued operations, excluding effect of taxes and overhead allocations	42	13	98	14	27
The goodwill allocated to the LDC Disposal Group was $133 million at June 30, 2013.

3.	RELATED PARTY TRANSACTIONS:

Accounts receivable from related companies reflected on the condensed consolidated balance sheets primarily related to payroll funding and various administrative and operating costs paid by the Company on behalf of affiliates. Accounts payable from related companies primarily related to various administrative and operating costs paid by affiliates on behalf of the Company.

The following table provides a summary of the related party activity included in our condensed consolidated statements of operations. Predecessor period amounts were not included as they were immaterial.

	Three Months Ended June 30,		Six Months Ended June 30, 2013	Period from Acquisition (March 26, 2012) to June 30, 2012
	2013	2012
Operating revenues — ETP	$9	$7	$29	$7
Cost of natural gas and other energy	3	6	16	6
Operating, maintenance and general	18	4	43	4
Interest expense	1	2	1	2
Earnings from unconsolidated investments	5	1	6	1

The Company received $2 million and $14 million in distributions related to its investments in ETP and Regency, respectively, during the six months ended June 30, 2013.

4.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

The table below presents the components in accumulated other comprehensive loss, net of tax:

	June 30, 2013	December 31, 2012
Commodity hedges	$—	$(3)
Benefit plans:
Net actuarial loss and prior service costs — pensions	(9)	(11)
Net actuarial gain and prior service credit — OPEB plans	(11)	(11)
Total accumulated other comprehensive loss, net of tax	$(20)	$(25)

5.	DEBT OBLIGATIONS:
Based on the estimated borrowing rates currently available to the Company and its subsidiaries for loans with similar terms and average maturities, the aggregate fair value of the Company’s consolidated debt obligations at June 30, 2013 and December 31, 2012 was $3.10 billion and $3.39 billion, respectively.  As of June 30, 2013 and December 31, 2012, the aggregate carrying amount of the Company’s consolidated debt obligations was $3.06 billion and $3.28 billion, respectively.  The fair value of the Company’s consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.
Note Exchange
On June 24, 2013, ETP completed the exchange of approximately $1.09 billion total principal amount of the Company’s outstanding senior notes, comprising 77% of the principal amount of the 7.6% Senior Notes due 2024, 89% of the principal amount of the 8.25% Senior Notes due 2029 and 91% of the principal amount of the Junior Subordinated Notes due 2066.  These notes were exchanged for new notes issued by ETP with the same coupon rates and maturity dates.  In conjunction with this transaction, the Company entered into intercompany notes payable to ETP, which provide for the reimbursement by the Company of ETP’s payments under the newly issued notes.
Credit Facilities
Proceeds from the SUGS Contribution were used to repay $240 million of borrowings under the Eighth Amended and Restated Revolving Credit Agreement (the “Southern Union Credit Facility”) and the facility was terminated.
Panhandle Term Loans
The effective interest rate for the $455 million LNG Holdings term loan due February 2015 was 1.82% as of June 30, 2013.
Covenants Related to Our Credit Agreements
We were in compliance with all requirements, tests, limitations, and covenants related to our credit agreements as of June 30, 2013.

6.	RETIREMENT BENEFITS:
Components of Net Periodic Benefit Cost
The following tables set forth the components of net periodic benefit cost of the Company’s pension and postretirement benefit plans:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Net Periodic Benefit Cost:
Service cost	$2	$2	$1	$—
Interest cost	2	(1)	—	1
Expected return on plan assets	(3)	(1)	(1)	(2)
	1	—	—	(1)
Regulatory adjustment (2)	2	—	(3)	1
Net periodic benefit cost	$3	$—	$(3)	$—

	Pension Benefits			Other Postretirement Benefits
	Successor		Predecessor	Successor		Predecessor
	Six Months Ended June 30, 2013	Period from Acquisition (March 26, 2012) to June 30, 2012	Period from January 1, 2012 to March 25, 2012	Six Months Ended June 30, 2013	Period from Acquisition (March 26, 2012) to June 30, 2012	Period from January 1, 2012 to March 25, 2012
Net Periodic Benefit Cost:
Service cost	$3	$2	$1	$1	$—	$1
Interest cost	4	(1)	2	1	1	1
Expected return on plan assets	(6)	(1)	(2)	(3)	(2)	(1)
Prior service credit amortization	—	—	—	—	—	(1)
Actuarial gain amortization	1	—	2	—	—	—
Curtailment recognition (1)	—	—	—	—	(15)	—
	2	—	3	(1)	(16)	—
Regulatory adjustment (2)	4	—	—	—	1	1
Net periodic benefit cost (credit)	$6	$—	$3	$(1)	$(15)	$1

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

7.	TAXES ON INCOME:

The following tables summarize the Company’s income taxes from continuing operations for the periods presented:

	Successor				Predecessor
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Period from Acquisition (March 26, 2012) to June 30, 2012	Period from January 1, 2012 to March 25, 2012
Income tax expense (benefit)	$75	$6	$85	$(6)	$12
Effective tax rate	71%	60%	65%	14%	27%
The Company’s effective income tax rate for the three and six months ended June 30, 2013 was higher than the federal statutory rate of 35% primarily due to state income taxes resulting from the SUGS Contribution and other internal restructuring activities. The effective income tax rate for the period from March 26, 2012 to June 30, 2012 was lower than the federal statutory rate primarily due to the Company’s pre-tax loss as a result of merger-related expenses coupled with non-deductible executive compensation included in the merger-related expenses. The effective income tax rate for the period from January 1, 2012 to March 25, 2012 was lower than the federal statutory rate primarily due to the dividend received reduction for the anticipated receipt of dividends associated with the earnings from the Company’s prior unconsolidated investment in Citrus.

8.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:
The Company is exposed to certain risks in its ongoing business operations.  The primary risks managed by using derivative instruments are interest rate risk and commodity price risk.  Interest rate swaps are the principal derivative instruments used by the Company to manage interest rate risk associated with its long-term borrowings, although other interest rate derivative contracts may also be used from time to time.  Natural gas price swaps are the principal derivative instruments used by the Company to manage commodity price risk associated with purchases and/or sales of natural gas, although other commodity derivative contracts may also be used from time to time.  The Company recognizes all derivative instruments as assets or liabilities at fair value in the condensed consolidated balance sheets.
Interest Rate Contracts
The Company may enter into interest rate swaps to manage its exposure to changes in interest payments on long-term debt attributable to movements in market interest rates.
Interest Rate Swaps. The Company has outstanding interest rate swap agreements to hedge floating rate notes with an aggregate notional amount of $525 million, of which $450 million are for ten-year periods and $75 million are for five-year periods.  These interest rate swaps became effective on November 1, 2011.  The Company pays interest on the floating rate notes based on three-month LIBOR plus a credit spread of 3.0175% beginning November 1, 2011.  The interest rate swaps effectively fix the floating rate LIBOR-based portion of the interest payments on the swapped notes to a weighted average fixed rate of 3.63%. Prior to the ETE Merger, these interest rate swaps were accounted for as cash flow hedges, with the effective portion of their settled value recorded in accumulated other comprehensive income and reclassified into interest expense in the same periods during which the related interest payments on long-term debt impacted earnings.  In conjunction with the ETE Merger, the Company discontinued hedge accounting treatment on these interest rate swaps.  Therefore, changes in fair value since then have been recognized in earnings.
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
Commodity Contracts – Gathering and Processing Segment
The Company primarily entered into natural gas and NGL price swaps and NGL processing spread swaps to manage its exposure to changes in margin on forecasted sales of natural gas and NGL volumes resulting from movements in market commodity prices.

Natural Gas Price Swaps. These natural gas price swaps were accounted for as cash flow hedges, with the effective portion of changes in their fair value recorded in accumulated other comprehensive income and reclassified into operating revenues in the same periods during which the forecasted natural gas sales impact earnings.  These swaps were terminated in connection with the SUGS Contribution on April 30, 2013.
Commodity Contracts – Distribution Segment
Through the Distribution segment, included in the LDC Disposal Group at June 30, 2013, the Company enters into natural gas commodity financial instruments to manage the exposure to changes in the cost of natural gas passed through to utility customers that result from movements in market commodity prices.  The cost of the derivative instruments and settlement of the respective obligations are recovered from utility customers through the purchased natural gas adjustment clause as authorized by the applicable regulatory authority and therefore do not impact earnings.
Natural Gas Price Swaps. As of June 30, 2013, the Company had outstanding pay-fixed natural gas price swaps with total notional amounts of 8,300,000 MMBtu, 15,110,000 MMBtu and 4,470,000 MMBtu for the remainder of 2013, 2014 and 2015, respectively.  These natural gas price swaps are accounted for as economic hedges, with changes in their fair value recorded to deferred natural gas purchases.
Summary Financial Statement Information
The following table summarizes the fair value amounts of the Company’s asset and liability derivative instruments and their location reported in the condensed consolidated balance sheets. The asset and liability derivative instruments belonging to the Distribution segment have been included in current asset and liabilities held for sale at June 30, 2013.

	Fair Value
	Asset Derivatives		Liability Derivatives
Balance Sheet Location	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Cash Flow Hedges:
Commodity contracts — Gathering and Processing:
Natural gas price swaps:
Accounts payable to related companies	$—	$—	$—	$5
	—	—	—	5
Economic Hedges:
Interest rate contracts:
Derivative instruments — liabilities	—	—	18	18
Deferred credits	—	—	31	59
Commodity contracts — Distribution:
Natural gas price swaps:
Current assets held for sale	1	1	—	—
Non-current assets held for sale	—	1	—	—
Current liabilities held for sale	—	—	5	9
	1	2	54	86
Total	$1	$2	$54	$91
The Company has master netting arrangements with certain of its counterparties, which permit applicable obligations of the parties to be settled on a net versus gross basis.  If a right of offset exists, the fair value amounts for the derivative instruments are reported in the condensed consolidated balance sheets on a net basis and disclosed herein on a gross basis.

The following tables summarize the location and amount (excluding income tax effects) of derivative instrument gains and losses reported in the Company’s condensed consolidated financial statements:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Cash Flow Hedges:
Commodity contracts — Gathering and Processing:
Change in fair value — increase in accumulated other comprehensive income	$(3)	$9
Reclassification of unrealized gain from accumulated other comprehensive income	—	6
Economic Hedges:
Interest rate contracts:
Change in fair value — increase (decrease) in interest expense	(23)	20
Commodity contracts — Distribution:
Change in fair value — increase (decrease) in deferred natural gas purchases	10	(20)

	Successor		Predecessor
	Six Months Ended June 30, 2013	Period from Acquisition (March 26, 2012) to June 30, 2012	Period from January 1, 2012 to March 25, 2012
Cash Flow Hedges:
Interest rate contracts:
Change in fair value — increase in accumulated other comprehensive income	$—	$—	$6
Reclassification of unrealized loss from accumulated other comprehensive income — increase of interest expense	—	—	8
Commodity contracts — Gathering and Processing:
Change in fair value — increase in accumulated other comprehensive income	(3)	11	5
Reclassification of unrealized gain from accumulated other comprehensive income	—	6	2
Economic Hedges:
Interest rate contracts:
Change in fair value — increase (decrease) in interest expense	(28)	20	—
Commodity contracts — Distribution:
Change in fair value — decrease in deferred natural gas purchases	(3)	(20)	(2)
Derivative Instrument Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company’s debt to be maintained at an investment grade credit rating from each of the major credit rating agencies.  If the Company’s debt were to fall below investment grade, the Company would be in violation of these provisions, and the counterparties to the derivative instruments could potentially require the Company to post collateral for certain of the derivative instruments.  The aggregate fair value of all derivative instruments with credit-risk contingent feature that are in a net liability position at June 30, 2013 was $3 million, all of which were included in the disposal group held for sale at June 30, 2013.

9.	FAIR VALUE MEASUREMENT:

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value as of	Fair Value Measurements at June 30, 2013 Using Fair Value Hierarchy
	June 30, 2013	Level 1	Level 2	Level 3
Assets:
Commodity derivatives	$1	$—	$1	$—
Total	$1	$—	$1	$—
Liabilities:
Commodity derivatives	$5	$—	$5	$—
Interest rate swaps	49	—	49	—
Total	$54	$—	$54	$—

The Company’s Level 2 instruments primarily include natural gas price swaps and interest rate swap derivatives that are valued using pricing models based on an income approach that discounts future cash flows to a present value amount.  The significant pricing model inputs for natural gas price swaps include published NYMEX forward index prices for delivery of natural gas at Henry Hub, Permian Basin and Waha.  The significant pricing model inputs for interest rate swaps include published rates for U.S. Dollar LIBOR interest rate swaps.  The pricing models also adjust for nonperformance risk associated with the counterparty or Company, as applicable, through the use of credit risk adjusted discount rates based on published default rates.  The Company did not have any Level 3 fair value measurements at June 30, 2013. During the period ended June 30, 2013, no transfers were made between any levels within the fair value hierarchy.

10.	COMMITMENTS AND CONTINGENCIES:
PEPL Holdings Guarantee of Collection
In connection with the SUGS Contribution, Regency issued $600 million of 4.50% Senior Notes due 2023 (the “Regency Debt”), the proceeds of which were used by Regency to fund the cash portion of the consideration, as adjusted, and pay certain other expenses or disbursements directly related to the closing of the SUGS Contribution.  In connection with the closing of the SUGS Contribution on April 30, 2013, Regency entered into an agreement with PEPL Holdings, a subsidiary of the Company, pursuant to which PEPL Holdings provided a guarantee of collection (on a nonrecourse basis to the Company) to Regency and Regency Energy Finance Corp. with respect to the payment of the principal amount of the Regency Debt through maturity in 2023.
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
North Attleboro MGP Site in Massachusetts (“North Attleboro Site”).  In November 2003, the Massachusetts Department of Environment Protection issued a Notice of Responsibility to New England Gas Company, acknowledging receipt of prior notifications and investigative reports submitted by New England Gas Company, following the discovery of suspected coal tar material at the North Attleboro Site.  Subsequent sampling in the adjacent river channel revealed sediment impacts necessitating the investigation of off-site properties.  Assessment activities have recently been completed and it is estimated that the Company will spend approximately $11 million over the next several years to complete remediation activities at the North Attleboro Site, as well as maintain the engineered barrier constructed in 2008 at the upland portion of the site.  As New England Gas Company is allowed to recover environmental remediation expenditures through rates associated with its Massachusetts operations, the estimated costs associated with the North Attleboro Site have been included in regulatory assets in the condensed consolidated balance sheets.
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

	June 30, 2013	December 31, 2012
Current	$3	$7
Noncurrent	15	26
Total environmental liabilities	$18	$33

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
Attorney General of the Commonwealth of Massachusetts v New England Gas Company.  On July 7, 2011, the Massachusetts Attorney General (“AG”) filed a regulatory complaint with the MDPU against New England Gas Company with respect to certain environmental cost recoveries.  The AG is seeking a refund to New England Gas Company customers for alleged “excessive and imprudently incurred costs” related to legal fees associated with the Company’s environmental response activities.  In the complaint, the AG requests that the MDPU initiate an investigation into the New England Gas Company’s collection and reconciliation of recoverable environmental costs including:  (i) the prudence of any and all legal fees, totaling $19 million, that were charged by the Kasowitz, Benson, Torres & Friedman firm and passed through the recovery mechanism since 2005, the year when a partner in the firm, the Company’s former Vice Chairman, President and Chief Operating Officer, joined the Company’s management team; (ii) the prudence of any and all legal fees that were charged by the Bishop, London & Dodds firm and passed through the recovery mechanism since 2005, the period during which a member of the firm served as the Company’s Chief Ethics Officer; and (iii) the propriety and allocation of certain legal fees charged that were passed through the recovery mechanism that the AG contends only qualify for a lesser, 50%, level of recovery.  The Company has filed its answer denying the allegations and moved to dismiss the complaint, in part on a theory of collateral estoppel.  The hearing officer has deferred consideration of the Company’s motion to dismiss.  The AG’s motion to be reimbursed expert and consultant costs by the Company of up to $150,000 was granted.  By tariff, these costs are recoverable through rates charged to New England Gas Company customers. The hearing officer previously stayed discovery pending resolution of a dispute concerning the applicability of attorney-client privilege to legal billing invoices.  The MDPU issued an interlocutory order on June 24, 2013 that lifted the stay, and discovery has resumed. The Company believes it has complied with all applicable requirements regarding its filings for cost recovery and has not recorded any accrued liability; however, the Company will continue to assess its potential exposure for such cost recoveries as the matter progresses.
Litigation Relating to the ETE Merger. In June 2011, several putative class action lawsuits were filed in the Judicial District Court of Harris County, Texas naming as defendants the members of the Southern Union Board, as well as Southern Union and ETE. The lawsuits were styled Jaroslawicz v. Southern Union Company, et al., Cause No. 2011-37091, in the 333rd Judicial District Court of Harris County, Texas and Magda v. Southern Union Company, et al., Cause No. 2011-37134, in the 11th Judicial District Court of Harris County, Texas. The lawsuits were consolidated into an action styled In re: Southern Union Company; Cause No. 2011-37091, in the 333rd Judicial District Court of Harris County, Texas. Plaintiffs allege that the Southern Union directors breached their fiduciary duties to Southern Union's stockholders in connection with the ETE Merger and that Southern Union and ETE aided and abetted the alleged breaches of fiduciary duty. The amended petitions allege that the ETE Merger involves an unfair price and an inadequate sales process, that Southern Union's directors entered into the ETE Merger to benefit themselves personally, including through consulting and noncompete agreements, and that defendants have failed to disclose all material information related to the ETE Merger to Southern Union stockholders. The amended petitions seek injunctive relief, including an injunction of the ETE Merger, and an award of attorneys’ and other fees and costs, in addition to other relief. On October 21, 2011, the court denied ETE's October 13, 2011, motion to stay the Texas proceeding in favor of cases pending in the Delaware Court of Chancery.
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

In November 2011, a derivative lawsuit was filed in the Judicial District Court of Harris County, Texas naming as defendants ETP, ETP GP, ETP LLC, the boards of directors of ETP LLC (collectively with ETP GP and ETP LLC, the “ETP Defendants”), certain members of management for ETP and ETE, ETE, and Southern Union.  The lawsuit is styled W. J. Garrett Trust v. Bill W. Byrne, et al., Cause No. 2011-71702, in the 157th Judicial District Court of Harris County, Texas.  Plaintiffs assert claims for breaches of fiduciary duty, breaches of contractual duties, and acts of bad faith against each of the ETP Defendants and the individual defendants.  Plaintiffs also assert claims for aiding and abetting and tortious interference with contract against Southern Union.  On October 5, 2012, certain defendants filed a motion for summary judgment with respect to the primary allegations in this action.  On December 13, 2012, Plaintiffs filed their opposition to the motion for summary judgment.  Defendants filed a reply on December 19, 2012.  On December 20, 2012, the court conducted an oral hearing on the motion.  Plaintiffs filed a post-hearing sur-reply on January 7, 2013.  On January 16, 2013, the Court granted defendants' motion for summary judgment.  The parties agreed to settle the matter and executed a memorandum of understanding.  The parties are drafting a stipulation of settlement (with proposed judgment) and will have a settlement hearing likely in August 2013 for the Court to approve the settlement, which will dispose of the case.  It is unlikely the Court will reject the settlement.
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
Litigation Related to Incident at JJ's Restaurant.  On February 19, 2013, there was a natural gas explosion at JJ's Restaurant located at 910 W. 48th Street in Kansas City, Missouri.  One person died and media reports indicate that up to fifteen people were transported to area hospitals.  The extent and nature of those injuries are currently unknown.  The restaurant building was destroyed in the explosion and fire.  Immediately surrounding buildings sustained damage, but the full extent of that damage is unknown at this time.  A contractor, Heartland Midwest LLC, was in the process of installing cable for Time Warner Cable and hit a natural gas line while directionally boring.  The utility locates for the work were done by USIC Locating Services, Inc., a utility infrastructure locating company engaged by Missouri Gas Energy to locate and mark underground gas lines (and engaged by others to mark other underground facilities).  Several parties have retained counsel, and to date, nine lawsuits have been filed in the Circuit Court of Jackson County, Missouri, against numerous defendants.  MGE and a MGE employee, Michael Palier, are defendants in all but one of the lawsuits (Palier v. Time Warner).  The lawsuits filed to date include Simmons v. MGE, Case No. 1316-CV07265 (no trial date set); Tanner v. MGE, Case No. 1316-CV09906 (no trial date set), JJ's Restaurant v. MGE, Case No. 1316-CV11288 (two trial dates set on January 12, 2015 and April 6, 2015); Meek

v. MGE, Case No. 1316-CV13523 (no trial date set); Cramer v. MGE, Case No. 1316-CV13738 (no trial date set); Plazaview, LLC v. MGE, Case No. 1316-CV16817 (no trial date set); Mingos v. MGE, Case No. 1316-CV18072 (no trial date set); Palier v. Time Warner, Case No. 1316-CV18684 (no trial date set); and Couture v. MGE, Case No. 1316-CV18787 (no trial date set).  Discovery in the pending lawsuits is ongoing.  No demands have been made in any of the pending lawsuits.  The Company anticipates that more lawsuits will be filed.  The Missouri Public Service Commission and the Occupational Safety and Health Administration investigations are ongoing.  The Company will assess its potential exposure as the matter progresses as no estimate can be made at this time.
Liabilities for Litigation and Other Claims
In addition to the matters discussed above, the Company is involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business.
The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable.  When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made.  As of June 30, 2013 and December 31, 2012, the Company recorded litigation and other claim-related accrued liabilities of $25 million and $27 million, respectively.  Except for the matters discussed above, the Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.
Other Commitments and Contingencies
Regulation and Rates.  See Note 12 for potential contingent matters associated with the Company’s regulated operations.
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
Air Quality Control
Oil and Natural Gas Sector New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants.  On April 17, 2012 the EPA issued the Oil and Natural Gas Sector New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants (“HAPs”).  The standards revise the new source performance standards for volatile organic compounds from leaking components at onshore natural gas processing plants and new source performance standards for sulfur dioxide emissions from natural gas processing plants.  The EPA also established standards for certain oil and gas operations not covered by the existing standards.  In addition to the operations covered by the existing standards, the newly established standards regulate volatile organic compound emissions from gas wells, centrifugal compressors, reciprocating compressors, pneumatic controllers and storage vessels.
Transportation and Storage Segment.  In August 2010, the EPA finalized a rule that requires reductions in a number of pollutants, including formaldehyde and carbon monoxide, for certain engines regardless of size at Area Sources (sources that emit less than 10 tons per year of any one HAP or 25 tons per year of all HAPs) and engines less than 500 horsepower at Major Sources (sources that emit 10 tons per year or more of any one HAP or 25 tons per year of all HAPs).  In January 2013, the EPA issued a final reconsideration rule that exempted Area Source engines located in remote areas from the emission limits and monitoring requirements. Compliance is required by October 2013.
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
The Company has reviewed the potential impacts of the August 2010 Area Source National Emissions Standards for Hazardous Air Pollutants rule, implementation of the 2008 ozone standard and the new nitrogen dioxide standard on operations in its Transportation and Storage segment and the potential costs associated with the installation of emission control systems on its existing engines.  The ultimate costs associated with these activities cannot be estimated with any certainty at this time, but the Company believes, based on the current understanding of the current and proposed rules, such costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

11.	REPORTABLE SEGMENTS:

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

The Transportation and Storage segment operations are conducted through Panhandle and the Company’s investment in Citrus (through March 26, 2012, the date of the Citrus Merger).  The Gathering and Processing segment operations were conducted through SUGS, which was contributed to Regency on April 30, 2013.  The Distribution segment is primarily engaged in the local distribution of natural gas in Missouri and Massachusetts, through its Missouri Gas Energy and New England Gas Company operating divisions, respectively. See Note 1 for additional information associated with the Company’s reportable segments.

Sales of products or services between segments are billed at regulated rates or at market rates, as applicable.  There were no material intersegment revenues during the six months ended June 30, 2013, the period from Acquisition (March 26, 2012) to June 30, 2012 and the period from January 1, 2012 to March 25, 2012.

The remainder of the Company’s business operations, which do not meet the quantitative threshold for segment reporting, are presented as Corporate and other activities.  Corporate and other activities consist of the Company’s investment in Regency, unallocated corporate costs, a wholly-owned subsidiary with ownership interests in electric power plants, and other miscellaneous activities.

The Company reports Segment Adjusted EBITDA as a measure of segment performance.  The Company defines Segment Adjusted EBITDA as earnings before interest, taxes, depreciation, amortization and other non-cash items, such as non-cash compensation expense, unrealized gains and losses on unhedged derivative activities, accretion expense and amortization of regulatory assets and other non-operating income or expense items.  Segment Adjusted EBITDA reflects amounts for less-than-wholly-owned subsidiaries and unconsolidated affiliates based on the Company’s proportionate ownership.

Segment Adjusted EBITDA may not be comparable to measures used by other companies and should be considered in conjunction with net earnings and other performance measures such as operating income or net cash flows provided by operating activities.

The following tables set forth certain selected financial information for the Company’s segments:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Operating revenues from external customers:
Transportation and Storage	$232	$186
Gathering and Processing	81	197
Total segment operating revenues	313	383
Corporate and other activities	3	4
	$316	$387

	Successor		Predecessor
	Six Months Ended June 30, 2013	Period from Acquisition (March 26, 2012) to June 30, 2012	Period from January 1, 2012 to March 25, 2012
Operating revenues from external customers:
Transportation and Storage	$431	$199	$194
Gathering and Processing	271	217	246
Total segment operating revenues	702	416	440
Corporate and other activities	7	2	3
	$709	$418	$443

Results from the Distribution segment were included in discontinued operations and therefore were not reflected in the tables above.

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Segment Adjusted EBITDA:
Transportation and Storage	$169	$112
Gathering and Processing	(1)	22
Distribution	24	25
Corporate and other activities	16	2
Total Segment Adjusted EBITDA	208	161
Depreciation and amortization	(47)	(66)
Interest expense	(12)	(57)
Non-cash equity-based compensation, accretion expense and amortization of regulatory assets	(2)	(1)
Other, net	(2)	1
Earnings from unconsolidated investments	5	1
Adjusted EBITDA attributable to unconsolidated investments	(21)	(4)
Adjusted EBITDA attributable to discontinued operations	(23)	(25)
Income from continuing operations before income tax expense	$106	$10

	Successor		Predecessor
	Six Months Ended June 30, 2013	Period from Acquisition (March 26, 2012) to June 30, 2012	Period from January 1, 2012 to March 25, 2012
Segment Adjusted EBITDA:
Transportation and Storage	$293	$79	$186
Gathering and Processing	(7)	11	25
Distribution	63	29	34
Corporate and other activities	20	(13)	(19)
Total Segment Adjusted EBITDA	369	106	226
Depreciation and amortization	(106)	(70)	(49)
Interest expense	(45)	(61)	(50)
Net gain on curtailment of OPEB plans	—	15	—
Non-cash equity-based compensation, accretion expense and amortization of regulatory assets	(4)	(1)	(1)
Other, net	(1)	1	(2)
Earnings from unconsolidated investments	6	1	16
Adjusted EBITDA attributable to unconsolidated investments	(26)	(4)	(61)
Adjusted EBITDA attributable to discontinued operations	(63)	(29)	(34)
Income (loss) from continuing operations before income tax expense	$130	$(42)	$45

	June 30, 2013	December 31, 2012
Total assets:
Transportation and Storage	$6,312	$6,219
Gathering and Processing (1)	—	1,965
Distribution (2)	1,106	1,190
Total segment assets	7,418	9,374
Corporate and other activities	2,070	619
Total assets	$9,488	$9,993

(1)	The Gathering and Processing segment was contributed to Regency on April 30, 2013. See Note 2.

(2)	Distribution segment assets have been reported as assets held for sale in the condensed consolidated balance sheets at June 30, 2013 and December 31, 2012.

12.	REGULATION AND RATES:
Trunkline Transfer Application
On July 26, 2012, Trunkline filed an application with the FERC for approval to transfer approximately 770 miles of underutilized loop piping facilities by sale to an affiliate; such facilities are contemplated to be converted to crude oil transportation service. This sale is subject to FERC approval. Several parties have intervened, commented, or protested this filing. The Company has responded to all information requests from the Commission and is awaiting a final order in this proceeding.
Panhandle FERC Audit
In November 2011, the FERC commenced an audit of PEPL to evaluate its compliance with the Uniform System of Accounts as prescribed by the FERC, annual and quarterly financial reporting to the FERC, reservation charge crediting policy and record retention. The audit is related to the period from January 1, 2010 through December 31, 2011. A draft audit report was received on July 19, 2013 noting no issues that would have a material impact on the Company’s historical financial position or results of operations.

New England Gas Company Filing
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
References to “we,” “us,” “our”, the “Company” and “Southern Union” shall mean Southern Union Company and its subsidiaries.
OVERVIEW
The Company evaluates operational and financial segment performance using several factors, of which the primary financial measure is Segment Adjusted EBITDA.  For additional information related to the Company’s use of Segment Adjusted EBITDA as its primary financial measure for its reportable segments, see Note 11 to our condensed consolidated financial statements.
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
The most significant impacts of the new basis of accounting going forward are (i) higher depreciation expense due to the step-up of depreciable assets and assignment of purchase price to certain amortizable intangible assets and (ii) lower interest expense (though not cash payments) for the remaining life of the related long-term debt due to its revaluation and related debt premium amortization.
The results of operations for the successor and predecessor periods reflect certain merger-related expenses, which are not expected to have a continuing impact on the results going forward, and those amounts are discussed in the segments’ results below.
The Company reports Segment Adjusted EBITDA as a measure of segment performance.  The Company defines Segment Adjusted EBITDA as earnings before interest, taxes, depreciation, amortization and other non-cash items, such as non-cash compensation expense, unrealized gains and losses on unhedged derivative activities, accretion expense and amortization of regulatory assets and other non-operating income or expense items.  Adjusted EBITDA reflects amounts for unconsolidated affiliates based on the Company's proportionate ownership and amounts for less-than-wholly-owned subsidiaries based on 100% of the subsidiaries' results of operations.
Segment Adjusted EBITDA may not be comparable to measures used by other companies and should be considered in conjunction with net earnings and other performance measures such as operating income or net cash flows provided by operating activities.

RECENT DEVELOPMENTS
Note Exchange
On June 24, 2013, ETP completed the exchange of approximately $1.09 billion total principal amount of the Company’s outstanding senior notes, comprising 77% of the principal amount of the 7.6% Senior Notes due 2024, 89% of the principal amount of the 8.25% Senior Notes due 2029 and 91% of the principal amount of the Junior Subordinated Notes due 2066.  These notes were exchanged for new notes issued by ETP with the same coupon rates and maturity dates. In conjunction with this transaction, the Company entered into intercompany notes payable to ETP, which provide for the reimbursement by the Company of ETP’s payments under the newly issued notes.
SUGS Contribution
On April 30, 2013, the Company completed its contribution to Regency of all of the membership interest in Southern Union Gathering Company, LLC, and its subsidiaries, including SUGS. The general partner and IDRs of Regency are owned by ETE. The consideration paid by Regency in connection with this transaction consisted of (i) the issuance of approximately 31.4 million Regency common units to the Company, (ii) the issuance of approximately 6.3 million Regency Class F units to the Company, (iii) the distribution of $463 million in cash to the Company, net of closing adjustments, and (iv) the payment of $30 million in cash to a subsidiary of ETP. The Company used a portion of the cash consideration to pay down $240 million in outstanding borrowings on the Southern Union Credit Facility. In addition, PEPL Holdings, a wholly-owned subsidiary of the Company, provided a guarantee of collection with respect to the payment of the principal amounts of Regency’s debt related to the SUGS Contribution, as further discussed in Note 10. The Regency Class F units have the same rights, terms and conditions as the Regency common units, except that Southern Union will not receive distributions on the Regency Class F units for the first eight consecutive quarters following the closing, and the Regency Class F units will thereafter automatically convert into Regency common units on a one-for-one basis. The Company has not presented SUGS as discontinued operations due to the expected continuing involvement with SUGS through affiliate relationships, as well as the direct investment in Regency common and Class F units received, which has been accounted for using the equity method.
Holdco Transaction
On April 30, 2013, ETP acquired ETE’s 60% interest in Holdco, the entity formed by ETP and ETE in 2012 to own the equity interests in Southern Union and Sunoco. As a result of this transaction, ETP now owns 100% of Holdco. ETP controlled Holdco prior to this transaction; therefore, the transaction did not constitute a change of control.

RESULTS OF OPERATIONS

The following tables provide a reconciliation of Segment Adjusted EBITDA (by segment) to net income:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Segment Adjusted EBITDA:
Transportation and storage segment	$169	$112
Gathering and processing segment	(1)	22
Distribution segment	24	25
Corporate and other activities	16	2
Total Segment Adjusted EBITDA	208	161
Depreciation and amortization	(47)	(66)
Interest expense	(12)	(57)
Non-cash equity-based compensation, accretion expense and amortization of regulatory assets	(2)	(1)
Other, net	(2)	1
Earnings from unconsolidated investments	5	1
Adjusted EBITDA attributable to unconsolidated investments	(21)	(4)
Adjusted EBITDA attributable to discontinued operations	(23)	(25)
Income from continuing operations before income tax expense	106	10
Income tax expense	75	6
Income from continuing operations	31	4
Income from discontinued operations	9	8
Net income	$40	$12

	Successor		Predecessor
	Six Months Ended June 30, 2013	Period from Acquisition (March 26, 2012) to June 30, 2012	Period from January 1, 2012 to March 25, 2012
Segment Adjusted EBITDA:
Transportation and storage segment	$293	$79	$186
Gathering and processing segment	(7)	11	25
Distribution segment	63	29	34
Corporate and other activities	20	(13)	(19)
Total Segment Adjusted EBITDA	369	106	226
Depreciation and amortization	(106)	(70)	(49)
Interest expense	(45)	(61)	(50)
Non-cash compensation expense, accretion expense and amortization of regulatory assets	(4)	(1)	(1)
Net gain on curtailment of OPEB plans	—	15	—
Other, net	(1)	1	(2)
Earnings from unconsolidated investments	6	1	16
Adjusted EBITDA attributable to unconsolidated investments	(26)	(4)	(61)
Adjusted EBITDA attributable to discontinued operations	(63)	(29)	(34)
Income (loss) from continuing operations before income tax expense	130	(42)	45
Income tax expense (benefit)	85	(6)	12
Income (loss) from continuing operations	45	(36)	33
Income from discontinued operations	31	9	17
Net income (loss)	$76	$(27)	$50
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

•
In addition to the impact of the amortization of the debt fair value adjustments, interest expense was lower during the six months ended June 30, 2013 due to repayments of long-term debt in 2012 and 2013. Additionally, interest expense for the six months ended June 30, 2013 included a $20 million gain from the change in fair value of the interest rate swaps related to the Junior Subordinated Notes, for which hedge accounting treatment was discontinued in March 2012.

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

Federal and State Income Taxes
The following table sets forth the Company’s income taxes from continuing operations:

	Successor				Predecessor
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Period from Acquisition (March 26, 2012) to June 30, 2012	Period from January 1, 2012 to March 25, 2012
Income tax expense (benefit)	$75	$6	$85	$(6)	$12
Effective tax rate	71%	60%	65%	14%	27%
The Company’s effective income tax rate for the three and six months ended June 30, 2013 was higher than the federal statutory rate of 35% primarily due to state income taxes resulting from the SUGS Contribution and other internal restructuring activities. The effective income tax rate for the period from March 26, 2012 to June 30, 2012 was lower than the federal statutory rate primarily due to the Company’s pre-tax loss as a result of merger-related expenses coupled with non-deductible executive compensation included in the merger-related expenses. The effective income tax rate for the period from January 1, 2012 to March 25, 2012 was lower than the federal statutory rate primarily due to the dividend received reduction for the anticipated receipt of dividends associated with the earnings from the Company’s prior unconsolidated investment in Citrus.
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

The following table illustrates the results of operations applicable to the Company’s Transportation and Storage segment:

	Successor				Predecessor
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Period from Acquisition (March 26, 2012) to June 30, 2012	Period from January 1, 2012 to March 25, 2012
Operating revenues (1)	$232	$186	$431	$199	$194
Operating, maintenance and general, net of non-cash compensation expense, accretion and gain on curtailment	(55)	(64)	(122)	(110)	(60)
Taxes other than on income and revenues	(8)	(10)	(16)	(10)	(9)
Adjusted EBITDA related to unconsolidated investments	—	—	—	—	61
Segment Adjusted EBITDA	$169	$112	$293	$79	$186

Panhandle natural gas volumes transported (TBtu): (2)
PEPL	137	131	314	140	152
Trunkline	177	173	357	185	177
Sea Robin	34	21	74	23	20

(1)
Reservation revenues comprised 91% and 89% of total operating revenues for the three months ended June 30, 2013 and 2012, respectively. Reservation revenues comprised 90% of total operating revenues for the six months ended June 30, 2013. Reservation revenues comprised 89% and 88% of total operating revenues in the successor and predecessor periods in 2012, respectively.

(2)	Includes transportation deliveries made throughout the Company’s pipeline network.
Following is a discussion of the significant items and variance impacting Segment Adjusted EBITDA for the Company’s Transportation and Storage segment.

•
Operating Revenues.  Operating revenues for the three and six months ended June 30, 2013 increased compared to the successor and predecessor periods in 2012 primarily due to the recognition of $52 million received in connection with the buyout of a customer’s contract as well as higher usage revenues of $2 million and $4 million, respectively, as a result of higher volumes, partially offset by lower capacity sold at overall average lower rates and lower parking revenues.

•
Operating, Maintenance and General Expenses.  The period from March 26, 2012 to June 30, 2012 included $43 million of merger-related employee severance expenses. The remaining decrease in operating expenses for the six months ended June 30, 2013 compared to the prior periods is primarily attributable to a decrease in employee-related costs related to integration efforts subsequent to ETE’s acquisition of Southern Union.

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

Gathering and Processing Segment
The Gathering and Processing segment was primarily engaged in connecting producing wells of exploration and production companies to its gathering system, providing compression and gathering services, treating natural gas to remove impurities to meet pipeline quality specifications, processing natural gas for the removal of NGL, and redelivering natural gas and NGL to a variety of markets.  Its operations were conducted through SUGS, which was contributed to Regency on April 30, 2013.  SUGS’ natural gas supply contracts primarily included fee-based, percent-of-proceeds and margin sharing (conditioning fee and wellhead) purchase contracts.  These natural gas supply contracts varied in length from month-to-month to a number of years, with many of the contracts having a term of three to five years.  SUGS’ primary sales customers included exploration and production companies, power generating companies, electric and gas utilities, energy marketers, industrial end-users located primarily in the Gulf Coast and southwestern United States, and petrochemical companies.  With respect to customer demand for the products and services it provides, SUGS’ business was not generally seasonal in nature; however, SUGS’ operations and the operations of its natural gas producers could have been adversely impacted by severe weather.
The majority of SUGS’ gross margin was derived from the sale of NGL and natural gas equity volumes and fee-based services.  The prices of NGL and natural gas were subject to fluctuations in response to changes in supply, demand, market uncertainty and a variety of factors beyond the Company’s control.  The Company monitored these risks and managed the associated commodity price risk using both economic and accounting hedge derivative instruments.  For additional information related to the Company’s commodity price risk management, see Note 8 to our condensed consolidated financial statements.
The following table presents the results of operations applicable to the Company’s Gathering and Processing segment:

	Successor				Predecessor
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Period from Acquisition (March 26, 2012) to June 30, 2012	Period from January 1, 2012 to March 25, 2012
Operating revenues	$81	$197	$271	$217	$246
Cost of natural gas and other energy (1)	(66)	(149)	(223)	(163)	(196)
Gross margin (2)	15	48	48	54	50
Operating, maintenance and general, excluding non-cash compensation expense and accretion	(16)	(24)	(53)	(41)	(23)
Taxes other than on income and revenues	—	(2)	(2)	(2)	(2)
Segment Adjusted EBITDA	$(1)	$22	$(7)	$11	$25

(1)	Cost of natural gas and other energy consists of natural gas and NGL purchase costs, fractionation and other fees.

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

•
Gross Margin.  Gross margin for the three and six months ended June 30, 2013 decreased primarily due to the contribution of SUGS to Regency on April 30, 2013.  This change was partially offset by a favorable impact from natural gas and NGL prices.

•
Operating, Maintenance and General Expenses.  Operating, maintenance and general expenses reflected increases between periods due to the expansion of the SUGS system, offset by the impact of the contribution of SUGS to Regency on April 30, 2013.  Additionally, the period from March 26, 2012 to June 30, 2012 included $16 million in merger-related employee severance expenses.

Distribution Segment
The Distribution segment is primarily engaged in the local distribution of natural gas in Missouri and Massachusetts through the Company’s Missouri Gas Energy and New England Gas Company operating divisions, respectively.  The operations of the Distribution segment have been classified as discontinued operations at June 30, 2013. The Distribution segment’s operations are regulated by the public utility regulatory commissions of the states in which each operates.  The Distribution segment’s operations have historically been sensitive to weather and seasonal in nature, with a significant percentage of annual operating revenues (which include pass-through gas purchase costs that are seasonally impacted) and Segment Adjusted EBITDA occurring in the traditional winter heating season during the first and fourth calendar quarters.  Most of Missouri Gas Energy’s revenues are based on a distribution rate structure that eliminates the impact of weather and conservations.  For additional information related to rate matters within the Distribution segment, see Note 12 to our condensed consolidated financial statements.

The following table illustrates the results of operations applicable to the Company’s Distribution segment:

	Successor				Predecessor
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Period from Acquisition (March 26, 2012) to June 30, 2012	Period from January 1, 2012 to March 25, 2012
Amounts reported within discontinued operations:
Net operating revenues (1)	$57	$56	$130	$61	$66
Operating, maintenance and general expenses, excluding non-cash compensation expense and amortization of regulatory assets	(30)	(28)	(60)	(28)	(29)
Taxes other than on income and revenues	(3)	(3)	(7)	(4)	(3)
Segment Adjusted EBITDA	$24	$25	$63	$29	$34

Operating Information:
Natural gas sales volumes (MMcf)	10,733	4,983	38,362	7,160	19,957
Natural gas transported volumes (MMcf)	6,178	8,494	14,835	9,123	7,379
Weather – Degree Days: (2)
Missouri Gas Energy service territories	619	242	3,295	243	1,898
New England Gas Company service territories	1,082	599	3,391	738	2,170

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

•
Net Operating Revenues.  The three and six months ended June 30, 2013 were slightly higher compared to the three and six months ended June 30, 2012 primarily due to colder-than-normal temperatures and a longer heating season.

•	Operating, Maintenance and General Expenses. The period from March 26, 2012 to June 30, 2012 included $12 million in merger-related expenses.
Corporate and Other Activities
The period from January 1, 2012 to March 25, 2012 included $19 million in merger-related expenses.

Supplemental Pro Forma Financial Information
The following unaudited pro forma condensed consolidated financial information of the Company has been prepared in accordance with Article 11 of Regulation S-X and reflects the pro forma impacts of the ETE Merger for the six months ended June 30, 2012, giving effect to the ETE Merger as if it had occurred on January 1, 2012.  This unaudited pro forma financial information is provided to supplement the discussion and analysis of the historical financial information and should be read in conjunction with such historical financial information.  This unaudited pro forma information is for illustrative purposes only and is not necessarily indicative of the financial results that would have occurred if these transactions had been consummated on January 1, 2012.

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to June 30, 2012	Period from January 1, 2012 to March 25, 2012	Pro Forma Adjustments		Pro Forma Six Months Ended June 30, 2012
OPERATING REVENUES	$418	$443	$—		$861
OPERATING EXPENSES:
Cost of natural gas and other energy	165	197			362
Operating, maintenance and general	166	116	(72)	(a)	210
Depreciation and amortization	70	49	6	(b)	125
Total operating expenses	401	362	(66)		697
OPERATING INCOME	17	81	66		164
OTHER INCOME (EXPENSE):
Interest expense	(61)	(50)	9	(c)	(102)
Earnings from unconsolidated investments	1	16	(9)	(d)	8
Other, net	1	(2)	—		(1)
Total other expenses, net	(59)	(36)	—		(95)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	(42)	45	66		69
Income tax expense (benefit)	(6)	12	23	(e)	29
INCOME (LOSS) FROM CONTINUING OPERATIONS	(36)	33	43		40
Income from discontinued operations	9	17	—		26
NET INCOME (LOSS)	$(27)	$50	$43		$66

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

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company has established disclosure controls and procedures to ensure that information required to be disclosed by the Company, including consolidated entities, in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company performed an evaluation under the supervision and with the participation of management, including its principal executive officer and principal financial officer, and with the participation of personnel from its Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on that evaluation, Southern Union’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

Changes In Internal Control Over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Southern Union is a party to or has property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in Note 10 in this Quarterly Report on Form 10-Q and in Note 14 included in the Company’s Form 10-K for the year ended December 31, 2012.

Southern Union is subject to federal and state requirements for the protection of the environment, including those for the discharge of hazardous materials and remediation of contaminated sites.  As a result, Southern Union is a party to or has its property subject to various other lawsuits or proceedings involving environmental protection matters.  For information regarding these matters, see Note 10 in this Quarterly Report on Form 10-Q and Note 14 included in the Company’s Form 10-K for the year ended December 31, 2012.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Company’s Form 10-K filed with the SEC on March 1, 2013.

ITEM 6. EXHIBITS

The exhibits listed below are filed as part of this report:

	Exhibit Number	Description
(*)	2.1
Contribution Agreement dated as of February 27, 2013 by and among Southern Union Company, Regency Energy Partners LP, Regency Western G&P LLC, and for certain limited purposes, ETP Holdco Corporation, Energy Transfer Equity, L.P., Energy Transfer Partners, L.P. and ETC Texas Pipeline, Ltd (Filed as Exhibit 2.1 to Southern Union’s Current Report on Form 8-K filed on May 8th, 2013).

(*)	4.1
Registration Rights Agreement, dated April 30, 2013, by and between Southern Union Company and Regency Energy Partners LP (Filed as Exhibit 4.1 to Southern Union’s Current Report on Form 8-K filed on May 6th, 2013).

(*)	4.2
Supplemental Indenture No. 3, dated June 24, 2013, between Southern Union Company and The Bank of New York Mellon Trust Company, N.A, as trustee (Filed as Exhibit 4.1 to Southern Union’s Current Report on Form 8-K filed on June 26, 2013).

(*)	4.3
Supplemental Indenture No. 4, dated June 24, 2013, between Southern Union Company and The Bank of New York Mellon Trust Company, N.A., as trustee (Filed as Exhibit 4.2 to Southern Union’s Current Report on Form 8-K filed on June 26, 2013).

(*)	4.4
Third Supplemental Indenture, dated June 24, 2013, between Southern Union Company and The Bank of New York Mellon Trust Company, N.A., as trustee (Filed as Exhibit 4.3 to Southern Union’s Current Report on Form 8-K filed on June 26, 2013).

(*)	10.1
Guarantee of Collection, dated as of April 30, 2013, by and between Regency Energy Partners LP and PEPL Holdings, LLC (Filed as Exhibit 10.1 to Southern Union’s Current Report on Form 8-K filed on May 6th, 2013).

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(**)	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(**)	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definitions Document
	101.LAB	XBRL Taxonomy Label Linkbase Document
	101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Indicates exhibit incorporated by reference as indicated; all other exhibits are filed herewith, except as noted otherwise.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN UNION COMPANY
(Registrant)

Date:	August 8, 2013	By:	/s/ Martin Salinas, Jr.
Martin Salinas, Jr.
Chief Financial Officer (duly authorized to sign on behalf of the registrant)