Form 10-Q
period 2013-09-30
SOUTHERN UNION CO
filed 2013-11-07
CIK 203248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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
Definitions
The following is a list of certain acronyms and terms generally used in the energy industry and throughout this document:

/d	per day

APUC	Algonquin Power & Utilities Corp

Btu	British thermal units

Citrus	Citrus Corp.

Citrus Merger	ETP’s acquisition of Citrus Corp. on March 26, 2012

EBITDA	Earnings before interest, taxes, depreciation and amortization

EPA	United States Environmental Protection Agency

ETE	Energy Transfer Equity, L.P.

ETE Merger	ETE’s acquisition of Southern Union on March 26, 2012

ETP	Energy Transfer Partners, L.P., a subsidiary of ETE

ETP GP	Energy Transfer Partners GP, L.P., the general partner of ETP

ETP LLC	Energy Transfer Partners, L.L.C., the general partner of ETP GP

Exchange Act	Securities Exchange Act of 1934

FERC	Federal Energy Regulatory Commission

GAAP	Accounting principles generally accepted in the United States of America

Holdco	ETP Holdco Corporation

IDRs	Incentive Distribution Rights

LIBOR	London Interbank Offer Rate

Laclede Massachusetts	Plaza Massachusetts Acquisition, Inc.

Laclede Missouri	Plaza Missouri Acquisition, Inc.

LDC Disposal Group	Southern Union’s Missouri Gas Energy and New England Gas Company divisions

LNG	Liquefied natural gas

LNG Holdings	Trunkline LNG Holdings, LLC

MDPU	Massachusetts Department of Public Utilities

Merger Sub	Sigma Acquisition Corporation, a wholly-owned subsidiary of ETE

MGE	Missouri Gas Energy

MGP	Manufactured gas plant

MMBtu	Million British thermal units

MMcf	Million cubic feet

NEG	New England Gas Company

NGL	Natural gas liquids

NYMEX	New York Mercantile Exchange

OPEB plans	Other postretirement employee benefit plans

Panhandle	Panhandle Eastern Pipe Line Company, LP and its subsidiaries

PCB	Polychlorinated biphenyl

PEPL	Panhandle Eastern Pipe Line Company, LP

PEPL Holdings	PEPL Holdings, LLC

ppb	parts per billion

Regency	Regency Energy Partners LP

Sea Robin	Sea Robin Pipeline Company, LLC

SEC	United States Securities and Exchange Commission

SUGS	Southern Union Gas Services

Sunoco	Sunoco, Inc.

TBtu	Trillion British thermal units

Trunkline	Trunkline Gas Company, LLC

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

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44	$49
Accounts receivable, net	72	155
Accounts receivable from related companies	71	72
Inventories	165	163
Exchanges receivable	8	11
Current assets held for sale	16	184
Prepayments and other assets	12	120
Total current assets	388	754
PROPERTY, PLANT AND EQUIPMENT:
Plant in service	4,166	5,491
Construction work in progress	59	272
	4,225	5,763
Accumulated depreciation and amortization	(180)	(105)
Net property, plant and equipment	4,045	5,658
NON-CURRENT ASSETS HELD FOR SALE	145	985
DEFERRED CHARGES	68	65
UNCONSOLIDATED INVESTMENTS	1,542	115
GOODWILL	2,025	2,364
NOTE RECEIVABLE FROM RELATED PARTY	396	—
OTHER NON-CURRENT ASSETS	57	52
Total assets	$8,666	$9,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2013	December 31, 2012
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long–term debt	$1	$259
Accounts payable and accrued liabilities	156	118
Accounts payable to related companies	138	110
Federal, state and local taxes payable	25	16
Accrued interest	24	32
Exchanges payable	153	133
Derivative instruments	16	18
Current liabilities held for sale	13	85
Other	73	108
Total current liabilities	599	879
LONG-TERM DEBT, less current maturities	1,252	3,024
NOTE PAYABLE TO RELATED PARTY	1,090	—
DEFERRED CREDITS	284	330
DEFERRED INCOME TAXES	1,649	1,590
NON-CURRENT LIABILITIES HELD FOR SALE	70	142
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDER’S EQUITY:
Premium on capital stock	3,939	4,079
Accumulated other comprehensive loss	(12)	(25)
Accumulated deficit	(205)	(26)
Total stockholder’s equity	3,722	4,028
Total liabilities and stockholder’s equity	$8,666	$9,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
(unaudited)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
OPERATING REVENUES	$182	$404
OPERATING EXPENSES:
Cost of natural gas and other energy	1	164
Operating, maintenance and general	73	98
Depreciation and amortization	41	67
Total operating expenses	115	329
OPERATING INCOME	67	75
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(39)	(34)
Earnings (losses) from unconsolidated investments	9	(1)
Other, net	3	(1)
Total other expenses, net	(27)	(36)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	40	39
Income tax expense (benefit) from continuing operations	(5)	27
INCOME FROM CONTINUING OPERATIONS	45	12
Income from discontinued operations	13	5
NET INCOME	$58	$17

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
(unaudited)

	Successor		Predecessor
	Nine Months Ended September 30, 2013	Period from Acquisition (March 26, 2012) to September 30, 2012	Period from January 1, 2012 to March 25, 2012
OPERATING REVENUES	$891	$822	$443
OPERATING EXPENSES:
Cost of natural gas and other energy	226	329	197
Operating, maintenance and general	281	264	116
Depreciation and amortization	147	137	49
Total operating expenses	654	730	362
OPERATING INCOME	237	92	81
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(84)	(95)	(50)
Earnings from unconsolidated investments	15	—	16
Other, net	2	—	(2)
Total other expenses, net	(67)	(95)	(36)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	170	(3)	45
Income tax expense from continuing operations	80	21	12
INCOME (LOSS) FROM CONTINUING OPERATIONS	90	(24)	33
Income from discontinued operations	44	14	17
NET INCOME (LOSS)	$134	$(10)	$50

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONSENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(unaudited)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Net income	$58	$17
Other comprehensive income (loss), net of tax:
Change in fair value of commodity hedges	—	(3)
Reclassification of unrealized gain on commodity hedges into earnings	—	(4)
Actuarial gain relating to pension and other postretirement benefits	8	—
	8	(7)
Comprehensive income	$66	$10

	Successor		Predecessor
	Nine Months Ended September 30, 2013	Period from Acquisition (March 26, 2012) to September 30, 2012	Period from January 1, 2012 to March 25, 2012
Net income (loss)	$134	$(10)	$50
Other comprehensive income (loss), net of tax:
Change in fair value of interest rate hedges	—	—	4
Reclassification of unrealized loss on interest rate hedges into earnings	—	—	5
Change in fair value of commodity hedges	(3)	4	3
Reclassification of unrealized gain on commodity hedges into earnings	—	(7)	(1)
Actuarial gain relating to pension and other postretirement benefits	10	—	1
	7	(3)	12
Comprehensive income (loss)	$141	$(13)	$62

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
(Dollars in millions)
(unaudited)

	Premium on Capital Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholder’s Equity
Balance, December 31, 2012	$4,079	$(25)	$(26)	$4,028
Other comprehensive income, net of tax	—	(1)	—	(1)
Unit-based compensation	1	—	—	1
Dividends paid	—	—	(313)	(313)
Net income	—	—	134	134
Sale of MGE, net of tax	—	8	—	8
SUGS Contribution (Note 2)	(141)	6	—	(135)
Balance, September 30, 2013	$3,939	$(12)	$(205)	$3,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Successor		Predecessor
	Nine Months Ended September 30, 2013	Period from Acquisition (March 26, 2012) to September 30, 2012	Period from January 1, 2012 to March 25, 2012
CASH FLOWS FROM OPERATING ACTIVITES:
Net income (loss)	$134	$(10)	$50
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	147	155	57
Deferred income taxes	99	26	23
Provision for bad debts	7	6	1
Amortization of costs charged to interest	(25)	(17)	1
Net gain on curtailment of OPEB plans	—	(15)	—
Unrealized loss (gain) on derivatives	(27)	15	—
Non-cash compensation expense, including related party allocation	5	—	2
Earnings from unconsolidated investments, net of cash distributions	—	5	(16)
Gain on sale of MGE, net of tax	(3)	—	—
Changes in operating assets and liabilities, net of merger and contribution impacts	30	(188)	79
Net cash flows provided by (used in) operating activities	367	(23)	197
CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from SUGS Contribution	463	—	—
Proceeds from sale of MGE assets, net of transaction costs	973	—	—
Additions to property, plant and equipment	(193)	(138)	(60)
Loan repayment from unconsolidated investments	—	—	37
Distributions from unconsolidated affiliates in excess of cumulative earnings	21	—	—
Proceeds from Citrus Merger	—	—	1,895
Plant retirements and other	(4)	(3)	(2)
Net cash flows provided by (used in) investing activities	1,260	(141)	1,870
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	—	—	455
Dividends paid	(313)	(65)	(19)
Issuance of loans from affiliates	1,669	—	—
Repayments of loans from affiliates	(975)	—	—
Issuance of note payable - related party	—	221	—
Repayments of note payable - related party	—	(55)	—
Repayment of long-term debt	(1,795)	—	(1,048)
Net change in revolving credit facilities	(210)	39	12
Purchase of treasury stock	—	—	(1,453)
Other	(8)	(6)	(1)
Net cash flows provided by (used in) financing activities	(1,632)	134	(2,054)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5)	(30)	13
CASH AND CASH EQUIVALENTS, beginning of period	49	37	24
CASH AND CASH EQUIVALENTS, end of period	$44	$7	$37

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN UNION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts are in millions)
(unaudited)

1.	OPERATIONS AND ORGANIZATION:
Business Operations
Southern Union Company (“we,” “us,” the “Company” and “Southern Union”) owns and operates assets in the regulated and unregulated natural gas industry and is primarily engaged in the interstate transportation and storage of natural gas, and also provides LNG terminalling and regasification services.  Its operations are located in the United States and extend from the Gulf Coast region throughout the Midwest and Great Lakes region. The Company was previously engaged in the gathering and processing of natural gas and local distribution of natural gas; those operations have been deconsolidated and/or discontinued as discussed in Note 2.
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
Preparation of Interim Financial Statements
The accompanying condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements and notes thereto of the Company as of September 30, 2013 and for the three and nine month periods ended September 30, 2013 and 2012, have been prepared in accordance with GAAP for interim condensed consolidated financial information and pursuant to the rules and regulations of the SEC.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  However, management believes that the disclosures made are adequate to make the information not misleading.  The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year due to the seasonal nature of the Company’s operations.
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

2.	CONTRIBUTION AND DISPOSALS:
SUGS Contribution
On April 30, 2013, the Company completed its contribution to Regency of all of the membership interest in Southern Union Gathering Company, LLC, and its subsidiaries, including SUGS (the “SUGS Contribution”).  The general partner and IDRs of Regency are owned by ETE. The consideration paid by Regency in connection with this transaction consisted of (i) the issuance of approximately 31.4 million Regency common units to the Company, (ii) the issuance of approximately 6.3 million Regency Class F units to the Company, (iii) the distribution of $463 million in cash to the Company, net of closing adjustments, and (iv) the payment of $30 million in cash to a subsidiary of ETP. This transaction was between commonly controlled entities; therefore, the amounts recorded in the consolidated balance sheet for the investment in Regency and the related deferred tax liabilities were based on the historical book value of SUGS. The Company used a portion of the cash consideration to pay down $240 million in outstanding borrowings on the Eighth Amended and Restated Revolving Credit Agreement (the “Southern Union Credit Facility”).  In addition, PEPL Holdings, a wholly-owned subsidiary of the Company, provided a guarantee of collection with respect to the payment of the principal amounts of Regency’s debt related to the SUGS Contribution, as further discussed in Note 10. The Regency Class F units have the same rights, terms and conditions as the Regency common units, except that Southern Union will not receive distributions on the Regency Class F units for the first eight consecutive quarters following the closing, and the Regency Class F units will thereafter automatically convert into Regency common units on a one-for-one basis.  The Company has not presented SUGS as discontinued operations due to the expected continuing involvement with SUGS through affiliate relationships, as well as the direct investment in Regency common and Class F units received, which has been accounted for using the equity method.

Discontinued Operations
In December 2012, the Company entered into a purchase and sale agreement with The Laclede Group, Inc. pursuant to which Laclede Missouri agreed to acquire the assets of the MGE division and Laclede Massachusetts agreed to acquire the assets of the NEG division (together, the “LDC Disposal Group”).  Laclede Gas Company, a subsidiary of The Laclede Group, Inc., subsequently assumed all of Laclede Missouri’s rights and obligations under the purchase and sale agreement. In February 2013, The Laclede Group, Inc. entered into an agreement with APUC that allows a subsidiary of APUC to assume the rights of The Laclede Group, Inc. to purchase the assets of NEG, subject to certain approvals.
Effective September 1, 2013, the Company completed its sale of the assets of MGE to Laclede Gas Company for an aggregate purchase price of $975 million, subject to customary post-closing adjustments. Proceeds from the sale were used to repay borrowings under ETP’s revolving credit facility. The sale of NEG is expected to close in the fourth quarter of 2013 for cash proceeds of $40 million, subject to customary post-closing adjustments and the assumption of $20 million of debt.  All periods reflected herein have been restated to present the LDC Disposal Group’s operations as discontinued operations in the condensed consolidated statements of operations.  The assets and liabilities of NEG have been reported as assets and liabilities held for sale as of September 30, 2013 and December 31, 2012. The assets and liabilities of MGE have been reported as assets and liabilities held for sale as of December 31, 2012.
Summarized financial information for Southern Union’s LDC Disposal Group is as follows:

	Successor				Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30, 2013	Period from Acquisition (March 26, 2012) to September 30, 2012	Period from January 1, 2012 to March 25, 2012
	2013	2012
Revenue from discontinued operations	$51	$73	$408	$168	$190
Net income of discontinued operations, excluding effect of taxes and overhead allocations	27	8	125	22	27
The goodwill allocated to NEG was $1 million at September 30, 2013.

3.	RELATED PARTY TRANSACTIONS:

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

	Three Months Ended September 30,		Nine Months Ended September 30, 2013	Period from Acquisition (March 26, 2012) to September 30, 2012
	2013	2012
Operating revenues — ETP	$5	$10	$34	$19
Cost of natural gas and other energy	—	5	16	13
Operating, maintenance and general	16	20	59	24
Interest expense, net of interest capitalized	14	3	15	3
Earnings (losses) from unconsolidated investments	9	(1)	15	—

The Company received $6 million and $29 million in distributions related to its investments in ETP and Regency, respectively, during the nine months ended September 30, 2013.

4.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

The table below presents the components in accumulated other comprehensive loss, net of tax:

	September 30, 2013	December 31, 2012
Commodity hedges	$—	$(3)
Benefit plans:
Net actuarial loss and prior service costs — pensions	(2)	(11)
Net actuarial gain and prior service credit — OPEB plans	(10)	(11)
Total accumulated other comprehensive loss, net of tax	$(12)	$(25)

5.	DEBT OBLIGATIONS:
Based on the estimated borrowing rates currently available to the Company and its subsidiaries for loans with similar terms and average maturities, the aggregate fair value of the Company’s consolidated debt obligations at September 30, 2013 and December 31, 2012 was $2.34 billion and $3.39 billion, respectively.  As of September 30, 2013 and December 31, 2012, the aggregate carrying amount of the Company’s consolidated debt obligations was $2.34 billion and $3.28 billion, respectively.  The fair value of the Company’s consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.
Note Exchange
On June 24, 2013, ETP completed the exchange of approximately $1.09 billion aggregate principal amount of the Company’s outstanding senior notes, comprising 77% of the principal amount of the 7.6% Senior Notes due 2024, 89% of the principal amount of the 8.25% Senior Notes due 2029 and 91% of the principal amount of the Junior Subordinated Notes due 2066.  These notes were exchanged for new notes issued by ETP with the same coupon rates and maturity dates.  In conjunction with this transaction, the Company entered into intercompany notes payable to ETP, which provide for the reimbursement by the Company of ETP’s payments under the newly issued notes.
Credit Facilities
Proceeds from the SUGS Contribution were used to repay $240 million of borrowings under the Southern Union Credit Facility and the facility was terminated.
Panhandle Senior Notes
Panhandle’s 6.05% Senior Notes in the amount of $250 million matured on August 15, 2013 and were repaid with intercompany borrowings.
Panhandle Term Loans
In September 2013, ETP issued $1.50 billion total principal amount of Senior Notes. A portion of the proceeds from this offering were used to repay $455 million of borrowings under the LNG Holdings term loan due February 2015.
Covenants Related to Our Credit Agreements
We were in compliance with all requirements, tests, limitations, and covenants related to our credit agreements as of September 30, 2013.

6.	RETIREMENT BENEFITS:
Components of Net Periodic Benefit Cost
The following tables set forth the components of net periodic benefit cost of the Company’s pension and postretirement benefit plans:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Net Periodic Benefit Cost:
Service cost	$—	$1	$(1)	$—
Interest cost	2	2	1	1
Expected return on plan assets	(3)	(3)	(2)	(2)
Prior service credit amortization	—	—	1	—
Actuarial gain amortization	1	—	—	—
	—	—	(1)	(1)
Regulatory adjustment (1)	1	3	—	1
Net periodic benefit cost	$1	$3	$(1)	$—

	Pension Benefits			Other Postretirement Benefits
	Successor		Predecessor	Successor		Predecessor
	Nine Months Ended September 30, 2013	Period from Acquisition (March 26, 2012) to September 30, 2012	Period from January 1, 2012 to March 25, 2012	Nine Months Ended September 30, 2013	Period from Acquisition (March 26, 2012) to September 30, 2012	Period from January 1, 2012 to March 25, 2012
Net Periodic Benefit Cost:
Service cost	$3	$2	$1	$—	$—	$1
Interest cost	6	5	2	2	1	1
Expected return on plan assets	(9)	(6)	(2)	(5)	(3)	(1)
Prior service credit amortization	—	—	—	1	—	(1)
Actuarial gain amortization	2	—	2	—	—	—
Curtailment recognition (2)	—	—	—	—	(15)	—
	2	1	3	(2)	(17)	—
Regulatory adjustment (1)	5	6	—	—	1	1
Net periodic benefit cost (credit)	$7	$7	$3	$(2)	$(16)	$1

(1)
The Company has historically recovered certain qualified pension benefit plan and other postretirement benefit plan costs through rates charged to utility customers in its MGE and NEG divisions.  Certain utility commissions require that the recovery of these costs be based on the Employee Retirement Income Security Act of 1974, as amended, or other utility commission specific guidelines.  The difference between these regulatory-based amounts and the periodic benefit cost calculated pursuant to GAAP is deferred as a regulatory asset or liability and amortized to expense over periods in which this difference will be recovered in rates, as promulgated by the applicable utility commission.

(2)
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

7.	TAXES ON INCOME:

The following tables summarize the Company’s income taxes from continuing operations for the periods presented:

	Successor				Predecessor
	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Period from Acquisition (March 26, 2012) to September 30, 2012	Period from January 1, 2012 to March 25, 2012
Income tax expense (benefit)	$(5)	$27	$80	$21	$12
Effective tax rate	(13)%	69%	47%	(700)%	27%
The Company’s effective income tax rate for the three and nine months ended September 30, 2013 varied from the federal statutory rate of 35% primarily due to state income taxes. The state effective rate changed due to apportionment shifts resulting from the SUGS Contribution, completion of the sale of the MGE assets and other internal restructuring activities. The effective income tax rate for the period from March 26, 2012 to September 30, 2012 reflected the impact of the Company’s pre-tax loss as a result of merger-related expenses coupled with non-deductible executive compensation included in the merger-related expenses. The effective income tax rate for the period from January 1, 2012 to March 25, 2012 was lower than the federal statutory rate primarily due to the dividend received reduction for the anticipated receipt of dividends associated with the earnings from the Company’s prior unconsolidated investment in Citrus.

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
Interest Rate Swaps. The Company has outstanding interest rate swap agreements to hedge floating rate notes with an aggregate notional amount of $475 million, of which $450 million are for ten-year periods and $25 million are for five-year periods.  The Company settled $50 million of five-year swaps during the third quarter of 2013. These interest rate swaps became effective on November 1, 2011.  The Company pays interest on the floating rate notes based on three-month LIBOR plus a credit spread of 3.0175% beginning November 1, 2011.  The interest rate swaps effectively fix the floating rate LIBOR-based portion of the interest payments on the swapped notes to a weighted average fixed rate of 3.63%. Prior to the ETE Merger, these interest rate swaps were accounted for as cash flow hedges, with the effective portion of their settled value recorded in accumulated other comprehensive income and reclassified into interest expense in the same periods during which the related interest payments on long-term debt impacted earnings.  In conjunction with the ETE Merger, the Company discontinued hedge accounting treatment on these interest rate swaps.  Therefore, changes in fair value since then have been recognized in earnings.
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
Commodity Contracts – Distribution
Through the MGE division, which was sold in September 2013, the Company historically entered into natural gas commodity financial instruments to manage the exposure to changes in the cost of natural gas passed through to utility customers that resulted from movements in market commodity prices.  The cost of the derivative instruments and settlement of the respective obligations were recovered from utility customers through the purchased natural gas adjustment clause as authorized by the applicable regulatory authority and therefore did not impact earnings.
Summary Financial Statement Information
The following table summarizes the fair value amounts of the Company’s asset and liability derivative instruments and their location reported in the condensed consolidated balance sheets:

	Fair Value
	Asset Derivatives		Liability Derivatives
Balance Sheet Location	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Cash Flow Hedges:
Commodity contracts — Gathering and Processing:
Natural gas price swaps:
Accounts payable to related companies	$—	$—	$—	$5
	—	—	—	5
Economic Hedges:
Interest rate contracts:
Derivative instruments — liabilities	—	—	16	18
Deferred credits	—	—	34	59
Commodity contracts — Distribution:
Natural gas price swaps:
Current assets held for sale	—	1	—	—
Non-current assets held for sale	—	1	—	—
Current liabilities held for sale	—	—	—	9
	—	2	50	86
Total	$—	$2	$50	$91
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

The following tables summarize the location and amount (excluding income tax effects) of derivative instrument gains and losses reported in the Company’s condensed consolidated financial statements:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Cash Flow Hedges:
Commodity contracts — Gathering and Processing:
Change in fair value — decrease in accumulated other comprehensive income	$—	$(5)
Reclassification of unrealized gain from accumulated other comprehensive income	—	6
Economic Hedges:
Interest rate contracts:
Change in fair value — increase (decrease) in interest expense	1	(5)
Commodity contracts — Distribution:
Change in fair value — decrease in deferred natural gas purchases	(4)	(11)

	Successor		Predecessor
	Nine Months Ended September 30, 2013	Period from Acquisition (March 26, 2012) to September 30, 2012	Period from January 1, 2012 to March 25, 2012
Cash Flow Hedges:
Interest rate contracts:
Change in fair value — increase in accumulated other comprehensive income	$—	$—	$6
Reclassification of unrealized loss from accumulated other comprehensive income — increase of interest expense	—	—	8
Commodity contracts — Gathering and Processing:
Change in fair value — increase (decrease) in accumulated other comprehensive income	(3)	6	5
Reclassification of unrealized gain from accumulated other comprehensive income	—	12	2
Economic Hedges:
Interest rate contracts:
Change in fair value — increase (decrease) in interest expense	(27)	15	—
Commodity contracts — Distribution:
Change in fair value — decrease in deferred natural gas purchases	(7)	(31)	(2)

9.	FAIR VALUE MEASUREMENT:

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value as of	Fair Value Measurements at September 30, 2013 Using Fair Value Hierarchy
	September 30, 2013	Level 1	Level 2	Level 3
Assets:
Total	$—	$—	$—	$—
Liabilities:
Interest rate swaps	$50	$—	$50	$—
Total	$50	$—	$50	$—

The Company’s Level 2 instruments primarily include interest rate swap derivatives that are valued using pricing models based on an income approach that discounts future cash flows to a present value amount.  The significant pricing model inputs for interest rate swaps include published rates for U.S. Dollar LIBOR interest rate swaps.  The pricing models also adjust for nonperformance risk associated with the counterparty or Company, as applicable, through the use of credit risk adjusted discount rates based on published default rates.  The Company did not have any Level 3 fair value measurements at September 30, 2013. During the period ended September 30, 2013, no transfers were made between any levels within the fair value hierarchy.

10.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES:
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
Panhandle FERC Audit
The FERC recently completed an audit of PEPL to evaluate its compliance with the Uniform System of Accounts as prescribed by the FERC, annual and quarterly financial reporting to the FERC, reservation charge crediting policy and record retention. The audit related to the period from January 1, 2010 through December 31, 2011. An audit report was received in August 2013 noting no issues that would have a material impact on the Company’s historical financial position or results of operations.
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
Distribution
The Company is allowed to recover environmental remediation expenditures through rates in certain jurisdictions within the MGE and NEG divisions.  Significant charges to earnings could be required prior to rate recovery for jurisdictions that do not have rate recovery mechanisms.
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

Environmental Remediation Liabilities
The table below reflects the amount of accrued liabilities recorded in the condensed consolidated balance sheets to cover environmental remediation actions where management believes a loss is probable and reasonably estimable.  Except for matters discussed above, the Company does not have any material environmental remediation matters assessed as reasonably possible that would require disclosure in the financial statements.

	September 30, 2013	December 31, 2012
Current	$3	$7
Noncurrent	14	26
Total environmental liabilities	$17	$33
Litigation and Other Claims
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
On September 18, 2013, the plaintiff dismissed without prejudice its lawsuit against all defendants.
In November 2011, a derivative lawsuit was filed in the Judicial District Court of Harris County, Texas naming as defendants ETP, ETP GP, ETP LLC, the boards of directors of ETP LLC (collectively with ETP GP and ETP LLC, the “ETP Defendants”), certain members of management for ETP and ETE, ETE, and Southern Union.  The lawsuit is styled W. J. Garrett Trust v. Bill W. Byrne, et al., Cause No. 2011-71702, in the 157th Judicial District Court of Harris County, Texas.  Plaintiffs assert claims for breaches of fiduciary duty, breaches of contractual duties, and acts of bad faith against each of the ETP Defendants and the individual defendants.  Plaintiffs also assert claims for aiding and abetting and tortious interference with contract against Southern Union.  On October 5, 2012, certain defendants filed a motion for summary judgment with respect to the primary allegations in this action.  On December 13, 2012, Plaintiffs filed their opposition to the motion for summary judgment.  Defendants filed a reply on December 19, 2012.  On December 20, 2012, the court conducted an oral hearing on the motion.  Plaintiffs filed a post-hearing sur-reply on January 7, 2013.  On January 16, 2013, the Court granted defendants' motion for summary judgment.  The parties agreed to settle the matter and executed a memorandum of understanding. On October 4, 2013, the Court approved the settlement and ordered the case dismissed with prejudice.
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
Litigation Related to Incident at JJ's Restaurant.  On February 19, 2013, there was a natural gas explosion at JJ's Restaurant located at 910 W. 48th Street in Kansas City, Missouri.  Effective September 1, 2013, Laclede Gas Company, a subsidiary of Laclede, assumed any and all liability arising from this incident in ETP’s sale of the assets of Missouri Gas Energy to Laclede.
Liabilities for Litigation and Other Claims
In addition to the matters discussed above, the Company is involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business.

The Company records accrued liabilities for litigation and other claim costs when management believes a loss is probable and reasonably estimable.  When management believes there is at least a reasonable possibility that a material loss or an additional material loss may have been incurred, the Company discloses (i) an estimate of the possible loss or range of loss in excess of the amount accrued; or (ii) a statement that such an estimate cannot be made.  As of September 30, 2013 and December 31, 2012, the Company recorded litigation and other claim-related accrued liabilities of $25 million and $27 million, respectively.  Except for the matters discussed above, the Company does not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.
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
Transportation and Storage Segment.  In August 2010, the EPA finalized a rule that requires reductions in a number of pollutants, including formaldehyde and carbon monoxide, for certain engines regardless of size at Area Sources (sources that emit less than 10 tons per year of any one HAP or 25 tons per year of all HAPs) and engines less than 500 horsepower at Major Sources (sources that emit 10 tons per year or more of any one HAP or 25 tons per year of all HAPs).  In January 2013, the EPA issued a final reconsideration rule that exempted Area Source engines located in remote areas from the emission limits and monitoring requirements. Compliance was required by October 2013, and the Company believes it is in compliance.
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

The Company’s primary operating segments, which are individually disclosed as its reportable business segments, are Transportation and Storage and Gathering and Processing.  These operating segments are organized for segment reporting purposes based on the way internal managerial reporting presents the results of the Company’s various businesses to its chief operating decision maker for use in determining the performance of the businesses.

The Transportation and Storage segment operations are conducted through Panhandle and the Company’s investment in Citrus (through March 26, 2012, the date of the Citrus Merger).  The Gathering and Processing segment operations were conducted through SUGS, which was contributed to Regency on April 30, 2013.  MGE and NEG were previously reported within the

Company’s Distribution segment. These operations are reported as discontinued operations for all periods presented, as discussed in Note 2, and are now included in Corporate and other activities in the segment information below. The reportable segment information has been recast to reflect the removal of the Distribution segment. See Note 1 for additional information associated with the Company’s reportable segments.

Sales of products or services between segments are billed at regulated rates or at market rates, as applicable.  There were no material intersegment revenues during the nine months ended September 30, 2013, the period from Acquisition (March 26, 2012) to September 30, 2012 and the period from January 1, 2012 to March 25, 2012.

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

The following tables set forth certain selected financial information for the Company’s segments:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Operating revenues from external customers:
Transportation and Storage	$180	$188
Gathering and Processing	—	213
Total segment operating revenues	180	401
Corporate and other activities	2	3
	$182	$404

	Successor		Predecessor
	Nine Months Ended September 30, 2013	Period from Acquisition (March 26, 2012) to September 30, 2012	Period from January 1, 2012 to March 25, 2012
Operating revenues from external customers:
Transportation and Storage	$611	$387	$194
Gathering and Processing	271	430	246
Total segment operating revenues	882	817	440
Corporate and other activities	9	5	3
	$891	$822	$443

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Segment Adjusted EBITDA:
Transportation and Storage	$114	$119
Gathering and Processing	—	25
Corporate and other activities (1)	39	25
Total Segment Adjusted EBITDA	153	169
Depreciation and amortization	(41)	(67)
Interest expense, net of interest capitalized	(39)	(34)
Non-cash equity-based compensation, accretion expense and amortization of regulatory assets	(3)	—
Other, net	3	(1)
Earnings (losses) from unconsolidated investments	9	(1)
Adjusted EBITDA attributable to unconsolidated investments	(30)	(4)
Adjusted EBITDA attributable to discontinued operations	(12)	(23)
Income from continuing operations before income tax expense	$40	$39

(1)
Corporate and other activities includes the operations of MGE and NEG, which have been reported as discontinued operations for all periods presented. MGE and NEG were previously reported within the Distribution segment.

	Successor		Predecessor
	Nine Months Ended September 30, 2013	Period from Acquisition (March 26, 2012) to September 30, 2012	Period from January 1, 2012 to March 25, 2012
Segment Adjusted EBITDA:
Transportation and Storage	$407	$198	$186
Gathering and Processing	(7)	36	25
Corporate and other activities (1)	122	41	15
Total Segment Adjusted EBITDA	522	275	226
Depreciation and amortization	(147)	(137)	(49)
Interest expense, net of interest capitalized	(84)	(95)	(50)
Net gain on curtailment of OPEB plans	—	15	—
Non-cash equity-based compensation, accretion expense and amortization of regulatory assets	(7)	(1)	(1)
Other, net	2	—	(2)
Earnings from unconsolidated investments	15	—	16
Adjusted EBITDA attributable to unconsolidated investments	(56)	(8)	(61)
Adjusted EBITDA attributable to discontinued operations	(75)	(52)	(34)
Income (loss) from continuing operations before income tax expense	$170	$(3)	$45

(1)
Corporate and other activities includes the operations of MGE and NEG, which have been reported as discontinued operations for all periods presented. MGE and NEG were previously reported within the Distribution segment.

	September 30, 2013	December 31, 2012
Total assets:
Transportation and Storage	$6,152	$6,219
Gathering and Processing (1)	—	1,965
Total segment assets	6,152	8,184
Corporate and other activities (2)	2,514	1,809
Total assets	$8,666	$9,993

(1)	The Gathering and Processing segment was contributed to Regency on April 30, 2013. See Note 2.

(2)
Corporate and other activities includes the assets of NEG, which have been reported as assets held for sale in the condensed consolidated balance sheets at September 30, 2013 and December 31, 2012. MGE is also included in the balance at December 31, 2012.

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
References to “we,” “us,” “our,” the “Company” and “Southern Union” shall mean Southern Union Company and its subsidiaries.
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

RECENT DEVELOPMENTS
Note Exchange
On June 24, 2013, ETP completed the exchange of approximately $1.09 billion aggregate principal amount of the Company’s outstanding senior notes, comprising 77% of the principal amount of the 7.6% Senior Notes due 2024, 89% of the principal amount of the 8.25% Senior Notes due 2029 and 91% of the principal amount of the Junior Subordinated Notes due 2066.  These notes were exchanged for new notes issued by ETP with the same coupon rates and maturity dates. In conjunction with this transaction, the Company entered into intercompany notes payable to ETP, which provide for the reimbursement by the Company of ETP’s payments under the newly issued notes. The fair value on the settlement date of the 7.6% Senior Notes due 2024, 8.25% Senior Notes due 2029 and the Junior Subordinated Notes due 2066 was $328 million, $328 million and $464 million, respectively, which represented 118.16%, 122.84% and 85%, respectively, of the outstanding principal amount of the notes.
LDC Dispositions
Effective September 1, 2013, the Company completed its sale of the assets of the Missouri Gas Energy division to Laclede Gas for an aggregate purchase price of $975 million, subject to customary post-closing adjustment. Proceeds from the sale were used to repay borrowings under ETP’s revolving credit facility. The sale of New England Gas Company is expected to close in the fourth quarter of 2013.
RESULTS OF OPERATIONS

The following table provides a reconciliation of Segment Adjusted EBITDA (by segment) to net income (loss):

	Successor		Predecessor
	Nine Months Ended September 30, 2013	Period from Acquisition (March 26, 2012) to September 30, 2012	Period from January 1, 2012 to March 25, 2012
Segment Adjusted EBITDA:
Transportation and storage segment	$407	$198	$186
Gathering and processing segment	(7)	36	25
Corporate and other activities	122	41	15
Total Segment Adjusted EBITDA	522	275	226
Depreciation and amortization	(147)	(137)	(49)
Interest expense, net of interest capitalized	(84)	(95)	(50)
Non-cash compensation expense, accretion expense and amortization of regulatory assets	(7)	(1)	(1)
Net gain on curtailment of OPEB plans	—	15	—
Other, net	2	—	(2)
Earnings from unconsolidated investments	15	—	16
Adjusted EBITDA attributable to unconsolidated investments	(56)	(8)	(61)
Adjusted EBITDA attributable to discontinued operations	(75)	(52)	(34)
Income (loss) from continuing operations before income tax expense	170	(3)	45
Income tax expense	80	21	12
Income (loss) from continuing operations	90	(24)	33
Income from discontinued operations	44	14	17
Net income (loss)	$134	$(10)	$50

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

•
In addition to the impact of the amortization of the debt fair value adjustments, interest expense was lower during the nine months ended September 30, 2013 due to repayments of long-term debt in 2012 and 2013. Additionally, interest expense for the nine months ended September 30, 2013 included a $10 million gain from the change in fair value of the interest rate swaps related to the Junior Subordinated Notes, for which hedge accounting treatment was discontinued in March 2012.

The Company’s consolidated net income was also impacted by changes in income taxes that were driven by the ETE Merger; those impacts were described in the “Federal and State Income Taxes” section below.
Income from discontinued operations reflected the results from the LDC Disposal Group. The nine months ended September 30, 2013 also included a gain of $3 million on the sale of MGE.
The “Supplemental Pro Forma Information” section, which follows the “Business Segment Results” section, provides additional analysis of the Company’s consolidated net income on a year-to-date basis, assuming the ETE Merger had been completed on January 1, 2012.
Federal and State Income Taxes
The following table sets forth the Company’s income taxes from continuing operations:

	Successor		Predecessor
	Nine Months Ended September 30, 2013	Period from Acquisition (March 26, 2012) to September 30, 2012	Period from January 1, 2012 to March 25, 2012
Income tax expense	$80	$21	$12
Effective tax rate	47%	(700)%	27%
The Company’s effective income tax rate for the nine months ended September 30, 2013 was higher than the federal statutory rate of 35% primarily due to state income taxes. The state effective rate changed due to apportionment shifts resulting from the SUGS Contribution, completion of the sale of MGE and other internal restructuring activities. The effective income tax rate for the period from March 26, 2012 to September 30, 2012 was higher than the federal statutory rate primarily due to the Company’s pre-tax loss as a result of merger-related expenses coupled with non-deductible executive compensation included in the merger-related expenses. The effective income tax rate for the period from January 1, 2012 to March 25, 2012 was lower than the federal statutory rate primarily due to the dividend received reduction for the anticipated receipt of dividends associated with the earnings from the Company’s prior unconsolidated investment in Citrus.
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

The following table illustrates the results of operations applicable to the Company’s Transportation and Storage segment:

	Successor		Predecessor
	Nine Months Ended September 30, 2013	Period from Acquisition (March 26, 2012) to September 30, 2012	Period from January 1, 2012 to March 25, 2012
Operating revenues (1)	$611	$387	$194
Operating, maintenance and general, net of non-cash compensation expense, accretion and gain on curtailment	(182)	(170)	(60)
Taxes other than on income and revenues	(22)	(19)	(9)
Adjusted EBITDA related to unconsolidated investments	—	—	61
Segment Adjusted EBITDA	$407	$198	$186

Panhandle natural gas volumes transported (TBtu): (2)
PEPL	445	277	152
Trunkline	537	354	177
Sea Robin	107	47	20

(1)
Reservation revenues comprised 89% of total operating revenues for the nine months ended September 30, 2013. Reservation revenues comprised 88% and 88% of total operating revenues in the successor and predecessor periods in 2012, respectively.

(2)	Includes transportation deliveries made throughout the Company’s pipeline network.
Following is a discussion of the significant items and variance impacting Segment Adjusted EBITDA for the Company’s Transportation and Storage segment.

•
Operating Revenues.  Operating revenues for the nine months ended September 30, 2013 increased compared to the successor and predecessor periods in 2012 primarily due to the recognition of $52 million received in connection with the buyout of a customer’s contract, partially offset by lower capacity sold at overall average lower rates and lower parking revenues.

•
Operating, Maintenance and General Expenses.  The period from March 26, 2012 to September 30, 2012 included $44 million of merger-related employee severance expenses. The remaining decrease in operating expenses for the nine months ended September 30, 2013 compared to the prior periods is primarily attributable to a decrease in employee-related costs related to integration efforts subsequent to ETE’s acquisition of Southern Union.

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
The following table presents the results of operations applicable to the Company’s Gathering and Processing segment:

	Successor		Predecessor
	Nine Months Ended September 30, 2013	Period from Acquisition (March 26, 2012) to September 30, 2012	Period from January 1, 2012 to March 25, 2012
Operating revenues	$271	$430	$246
Cost of natural gas and other energy (1)	(223)	(327)	(196)
Gross margin (2)	48	103	50
Operating, maintenance and general, excluding non-cash compensation expense and accretion	(50)	(64)	(23)
Taxes other than on income and revenues	(5)	(3)	(2)
Segment Adjusted EBITDA	$(7)	$36	$25

(1)	Cost of natural gas and other energy consists of natural gas and NGL purchase costs, fractionation and other fees.

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

•
Gross Margin.  Gross margin for the nine months ended September 30, 2013 decreased primarily due to the contribution of SUGS to Regency on April 30, 2013.  This change was partially offset by a favorable impact from natural gas and NGL prices.

•
Operating, Maintenance and General Expenses.  Operating, maintenance and general expenses reflected increases between periods due to the expansion of the SUGS system, offset by the impact of the contribution of SUGS to Regency on April 30, 2013.  Additionally, the period from March 26, 2012 to September 30, 2012 included $16 million in merger-related employee severance expenses.

Corporate and Other Activities
The period from January 1, 2012 to March 25, 2012 included $19 million in merger-related expenses. Subsequent to April 30, 2013, Corporate and other activities consists of the Company’s investment in Regency. Subsequent to September 1, 2013, Corporate and other activities includes the operations of NEG. MGE and NEG were previously reported in the Distribution segment. These operations are reported as discontinued operations for all periods presented and the reportable segment information has been recast to reflect the removal of the Distribution segment.
Supplemental Pro Forma Financial Information
The following unaudited pro forma condensed consolidated financial information of the Company has been prepared in accordance with Article 11 of Regulation S-X and reflects the pro forma impacts of the ETE Merger for the nine months ended September 30, 2012, giving effect to the ETE Merger as if it had occurred on January 1, 2012.  This unaudited pro forma financial information is provided to supplement the discussion and analysis of the historical financial information and should be read in conjunction with such historical financial information.  This unaudited pro forma information is for illustrative purposes only and is not necessarily indicative of the financial results that would have occurred if these transactions had been consummated on January 1, 2012.

	Successor	Predecessor
	Period from Acquisition (March 26, 2012) to September 30, 2012	Period from January 1, 2012 to March 25, 2012	Pro Forma Adjustments		Pro Forma Nine Months Ended September 30, 2012
OPERATING REVENUES	$822	$443	$—		$1,265
OPERATING EXPENSES:
Cost of natural gas and other energy	329	197			526
Operating, maintenance and general	264	116	(72)	(a)	308
Depreciation and amortization	137	49	6	(b)	192
Total operating expenses	730	362	(66)		1,026
OPERATING INCOME	92	81	66		239
OTHER INCOME (EXPENSE):
Interest expense	(95)	(50)	9	(c)	(136)
Earnings from unconsolidated investments	—	16	(9)	(d)	7
Other, net	—	(2)	—		(2)
Total other expenses, net	(95)	(36)	—		(131)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	(3)	45	66		108
Income tax expense (benefit)	21	12	23	(e)	56
INCOME (LOSS) FROM CONTINUING OPERATIONS	(24)	33	43		52
Income from discontinued operations	14	17	—		31
NET INCOME (LOSS)	$(10)	$50	$43		$83

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

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company has established disclosure controls and procedures to ensure that information required to be disclosed by the Company, including consolidated entities, in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company performed an evaluation under the supervision and with the participation of management, including its principal executive officer and principal financial officer, and with the participation of personnel from its Legal, Internal Audit, Risk Management and Financial Reporting Departments, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on that evaluation, Southern Union’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

Changes In Internal Control Over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Company’s Form 10-K filed with the SEC on March 1, 2013.

ITEM 6. EXHIBITS

The exhibits listed below are filed as part of this report:

	Exhibit Number	Description
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(*)	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(*)	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definitions Document
	101.LAB	XBRL Taxonomy Label Linkbase Document
	101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN UNION COMPANY
(Registrant)

Date:	November 7, 2013	By:	/s/ Martin Salinas, Jr.
Martin Salinas, Jr.
Chief Financial Officer (duly authorized to sign on behalf of the registrant)